Form 10-Q
period 1995-11-30
MATRIX SERVICE CO
filed 1996-01-12
CIK 866273

UNITED STATES
                                       SECURITIES AND EXCHANGE COMMISSION
                                             WASHINGTON, D.C.  20549

                                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  November 30, 1995

Commission File number 0-l87l6


                                         MATRIX SERVICE COMPANY
                       (Exact name of registrant as specified in its charter)



DELAWARE                                 73-1352l74
(State of incorporation)         (I.R.S. Employer
                                  Identification No.)


l070l E. Ute St., Tulsa, Oklahoma 74ll6-l5l7
(Address of principal executive offices and zip code)


Registrant's telephone number, including area code:
(9l8) 838-8822

       Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the reg-istrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes  [X]    No [ ]

     As of January 12, 1996, there were 9,491,153 shares of the Company's com-mon stock, $.01 par value per share, issued and 9,295,541 shares outstanding.

                                         PART I.- FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                                             Matrix Service Company
                                   Condensed Consolidated Statements of Income
                                 (in thousands, except share and per share data)
[CAPTION]

                              Three Months Ended        Six Months Ended
                                  November 30              November 30
                                 (unaudited)               (unaudited)
                              1995         1994         1995         1994
[MULTIPLIER]                1,000

Revenues                     $48,262      $59,239      $91,423      $103,059

Cost of revenues              43,948       53,801       82,788        93,315

Gross profit                   4,314        5,438        8,635         9,744

Selling, general and
  administrative expenses      2,695        3,196        5,286         5,682

Goodwill and noncompete
  amortization                   279          416          558           854

Operating income               1,340        1,826        2,791         3,208

Other income (expense):
  Interest income                 21            5           51            15
  Interest expense              (229)        (185)        (444)         (290)
  Other                           (8)         171           29           132

Income before income
  tax expense                  1,124        1,817        2,427         3,065

Provision for federal and
state income tax expense         454          440        1,206           967

Net income                      $670       $1,377       $1,221        $2,098

Net income per common and
common equivalent shares:

     Primary                   $0.07        $0.15        $0.13         $0.22
     Fully diluted             $0.07        $0.15        $0.13         $0.22

Weighted average common and
common equivalent shares
outstanding:

      Primary               9,443,620    9,411,886    9,426,047     9,424,051
      Fully diluted         9,443,620    9,413,224    9,438,015     9,425,519

See Notes to Condensed Consolidated Financial Statements

[MULTIPLIER]                1,000

                                             Matrix Service Company
                                      Condensed Consolidated Balance Sheets
                                                 (in thousands)
                                       November 30,   May 31,
                                          1995         1995
                                     (unaudited)
ASSETS:

Current assets:

Cash and cash equivalents             $  4,006     $  1,976

   Accounts receivable                  29,244       26,948

   Costs and estimated earnings
        in excess of billings on
        uncompleted contracts           12,595        9,582

        Inventories                      4,714        5,025

        Prepaid expenses                   530          426

        Deferred taxes                     871          871

        Income tax receivable            2,212        3,716

    Total current assets                54,172       48,544

Investment in undistributed equity
of a foreign joint venture                 454          454

Property, plant and equipment at cost:

Land and buildings                      13,403       13,356

Construction equipment                  21,400       20,459

Transportation equipment                 4,931        4,955

Furniture and fixtures                   2,644        2,522

Construction in progress                   227          135

                                        42,605       41,427

   Less accumulated depreciation        15,073       12,821

   Net property, plant and equipment    27,532       28,606

   Goodwill, net of accumulated
   amortization                         27,057       27,437

    Other assets                           506          688

    Total assets                      $109,721     $105,729


See Notes to Condensed Consolidated Financial Statements

[MULTIPLIER]                1,000

                                             Matrix Service Company
                                      Condensed Consolidated Balance Sheets
                                                 (in thousands)
                                          November 30,   May 31,
                                             1995        1995
                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:
    Current liabilities:

    Accounts payable                      $  8,531     $ 10,772

    Billings on uncompleted contracts in
    excess of costs and estimated earning    5,258        4,313

    Accrued expenses                         6,419        4,148

    Current portion of long-term debt        1,653        2,511

    Total current liabilities               21,861       21,744

    Long-term debt:

    Bank credit agreement                    7,500        4,000

    Acquisition payable                        662          928

    Term notes                               2,994        3,539

    Total long-term debt                    11,516        8,467

    Deferred income taxes                    4,698        4,698

    Stockholders' equity:

    Common stock                                95           95

    Capital in excess of par value          51,188       51,188

    Retained earnings                       22,658       21,464


      Total capital and
        retained earnings                   73,941       72,747

     Less:

     Treasury stock, at cost                 1,797        1,826

     Cumulative translation adjustment         138          101

     Total stockholders' equity             72,006       70,820

     Total liabilities and stockholders'
     equity                               $109,721     $105,729

See Notes to Condensed Consolidated Financial Statements

[MULTIPLIER]                1,000

                                             Matrix Service Company
                                   Condensed Consolidated Cash Flow Statements
                                                 (in thousands)
                                          Six Months Ended
                                            November 30
                                            (unaudited)
                                         1995        1994
Cash flow from operating activities:

Net income                               $1,221      $2,098

Adjustments to reconcile net income
to net cash provided by (used in)
operating activities:

Depreciation and amortization             2,945       2,953

Changes in current assets and
liabilities increasing
(decreasing) cash:

Accounts receivable                      (2,296)     (8,727)

Costs and estimated earnings in
  excess of billings on uncompleted
  contracts                              (3,013)     (1,095)

    Inventories                             311        (453)

    Prepaid expenses                       (104)        106

    Accounts payable                     (2,241)      4,222

    Billings on uncompleted contracts
      in excess of costs and estimated
      earnings                              945      (2,218)

    Taxes receivable and other accruals   3,775        (603)

    Other                                    42         226

    Net cash provided by (used in)
      operating activities                1,585      (3,491)

    Cash flow from investing activities:

    Capital expenditures                 (1,321)     (3,977)

    Marketable securities-sold                -         238

   Acquisition of subsidiary,
       net of cash acquired                 -          (750)
       Other, net                           (18)         52

    Net cash used in investing
    activities                           (1,339)     (4,437)

                                             Matrix Service Company
                                   Condensed Consolidated Cash Flow Statements
                                                 (in thousands)
                                                Six Months Ended
                                                  November 30,
                                                  (unaudited)
                                               1995         1994

    Cash flows from financing activities:

        Repayment of acquisition payables      (1,145)      (1,636)
        Repayment of equipment notes              (30)         (88)
        Issuance under long-term credit
           agreement                            5,500        5,600
        Repayments under long-term
           credit agreement                    (2,000)           -
        Issuance of long-term debt                  -        4,900
        Repayment of long-term debt              (544)           -
        Issuance of stock                           3            -
        Change in treasury stock                    -         (294)

             Net cash provided by
             financing activities               1,784        8,482
        Increase in cash and cash
           equivalents                          2,030          554

   Cash and cash equivalents at beginning
        of period                               1,976        2,948

    Cash and cash equivalents at end
        of period                              $4,006       $3,502

See Notes to Condensed Consolidated Financial Statements

                                   MATRIX SERVICE COMPANY
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE A - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-0l of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the in-formation furnished reflects all adjustments, consisting only of normal re-curring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended May 3l, 1995, included in the Company's Annual Report on Form 10-K for the year then ended. The Company's business is seasonal; therefore, results for any interim period may not necessarily be indicative of future operating results.

NOTE B - BUSINESS ACQUISITIONS

On June 10, 1993, the Company acquired substantially all of the assets and as-ssumed certain liabilities of Heath Engineering, Ltd. and an affiliated company, Heath Engineering (Tank Maintenance) Ltd. (collectively "Heath"), for $3.3 mil-lion. The purchase price consisted of $2.5 million in cash and $782 thousand (1,000 shares) in redeemable preferred stock, of a wholly owned subsidiary of the company. The dividend rate on the preferred is bank prime (currently 6%), and the preferred stock is redeemable at a rate of approximately $39 thousand per quarter, (or 50 shares per quarter) for a 5-year period. The transaction was accounted for as a purchase and created approximately $2.2 million of goodwill and non-compete covenants.

On July 18, 1993, the Company executed a joint venture agreement with Saud Al Shafai and Sons Constructors, a Saudi Arabian Company. The Company invested $653 thousand for a 49% interest in Al Shafai-Midwest Constructors, Ltd. The
Al Shafai-Midwest joint venture was established to conduct maintenance services and capital construction projects for the petroleum industry in the Middle East. Adverse changes in economic conditions in Saudi Arabia, have caused a shortage of work available of the nature performed by the joint venture. It is manage-ment's opinion that these conditions could last for several years. The venture partners, Saudi Al Shafai and Sons Contractors and the Company, are in the process of liquidating the joint venture. The Company has reduced the carrying value of its investment in this joint venture to the estimated recovery amount upon completion of the liquidation. The Company recorded a loss of $1.4 million for the year ended May 31, 1995 and $200 thousand loss for the year ended May 31, 1994, in conjunction with the joint venture.

On April 4, 1994, the Company acquired all of the outstanding common and special stock of Georgia Steel Fabricators, Inc. and its wholly owned subsidiary Brown Steel Contractors, Inc. (collectively "Brown Steel") for up to $8.0 million, subject to certain adjustments. The purchase price consisted of $3.5 million in cash and 45,452 shares of the Company's common stock valued at $ 500 thousand. In addition, the stockholders of Brown Steel are entitled to receive in the future up to an additional $4.0 million in cash if Brown Steel satisfies certain earnings requirements. The transaction was accounted for as a purchase.

On August 26, 1994, the Company acquired certain assets of Mayflower Vapor Seal Corporation for $660,000. The purchase price was paid in cash.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended November 30, 1995 Compared With
       The Three Months Ended November 30, 1994

Revenues for the quarter ending November 30, 1995 were $48.3 million as compared to revenues of $59.2 million for the quarter ended November 30, 1994, representing a decrease of approximately $10.9 million or 18%. The decrease is due to decreased revenues from the Company's refinery maintenance operations as compared with the same period in 1994. This decrease, resulted primarily from a shortage of work available in the MidWest Division during the current period.

Gross profit decreased to $4.3 million for the quarterly period ended November 30, 1995 from gross profit of $5.4 million for the quarterly period ended November 30, 1994, a decrease of approximately $1.1 million or 20%. Gross profit as a percentage of revenues decreased to 8.9% for the 1995 period from 9.2% for the 1994 period. The decrease of gross profit percentage for the current period as compared with prior period is due to lower revenues. The Company continues to experience pricing pressure as a result of lower demand for the Company's products and services in its established markets.

Selling, general and administrative expenses decreased to $2.7 million for the quarterly period ended November 30, 1995 from expenses of $3.2 million for the quarterly period ended November 30, 1994, a decrease of $501 thousand or approximately 16%. The decrease in selling, general and administrative expenses was related to the decrease in operations for the current period compared to the 1994 period. Selling, general and administrative expenses as a percentage of revenues increased to 5.6% for the current period as compared with 5.4% or the 1994 period. The increase in selling, general and admini-strative expenses as a percentage of revenues for the current period as compared to the prior period is due to the lower revenues.

Operating income decreased to $1.3 million for the quarterly period ended November 30, 1995 from income of $1.8 million for the quarterly period ended November 30, 1994, a decrease of $486 thousand or approximately 27%. The decrease was due to a decrease in revenues and a lower gross profit, partially offset by a decrease in selling, general and administrative expenses.

Interest expense increased to $229 thousand for the quarterly period ended November 30, 1995 from $185 thousand of interest expense for the quarterly period ended November 30, 1994. The increase resulted primarily from a slightly increased level of borrowing under the Company's credit facility.

Net income decreased to $670 thousand for the quarterly period ended November, 30, 1995 from net income of $1.4 million for the quarterly period ended November 30, 1994. The decrease was due to decreased revenues and decreased gross profit margin from the Company's established markets, and partially off-set by a decrease in selling, general and administrative expenses for the 1995 period as compared with the 1994 period.

Six Months Ended November 30, 1995 Compared With
       The Six Months Ended November 30, 1994

Revenues for the six months ended November 30, 1995 were $91.4 million as compared to revenues of $103.1 million for the six months ended November 30, 1994, representing a decrease of approximately $11.7 million or 11%. The de-crease was due to decreased revenues from the Company's refinery maintenance operations in the six month period ended November 30, 1995, as compared with the same period in 1994. This decrease, resulted primarily from a shortage of work available in the MidWest Division during the current period.

Gross profit decreased to $8.6 million for the six months ended November 30, 1995 from gross profit of $9.7 million for the six months ended November 30, 1994, a decrease of approximately $1.1 million. Gross profit as a percentage of revenues decreased to 9.4% for the 1995 period from 9.5% for the 1994 period. The decrease in gross profit percentage for the current period as compared with prior period is due to lower revenues.

Selling, general and adminstrative expenses decreased to $5.3 million for the six months ended November 30, 1995 from expenses of $5.7 million for the six months ended November 30, 1994, a decrease of $396 thousand or approximately 7%. The decrease in expenses was related to the decrease in operations for the current period compared to the 1994 period. Selling, general and administrative expenses as a percentage of revenues increased to 5.8% for the current period as compared with 5.5% for the 1994 period. The increase in the selling, general and administrative expenses as a percentage of revenues for the current period as compared to the prior period is due to the lower revenues.

Operating income decreased to $2.8 million for the six months ended November 30, 1995 from income of $3.2 million for the six months ended November 30, 1994, a decrease of $417 thousand or approximately 13%. The decrease was due to decreased revenues and a lower gross profit margin, offset in part by a decrease in selling, general and administrative expenses.

Net income decreased to $1.2 million in the 1995 period from net income of $2.1 million in 1994. The decrease was due to decreased revenues, a lower gross profit margin, and offset in part by decreased selling, general and administratiave expenses.


Liquidity and Capital Resources

The Company has financed its operations recently with cash generated by opera-tions and advances under the Company's credit facility. The Company has a credit facility with a commercial bank under which the Company may borrow a total of $20.0 million. The Company may borrow up to $15.0 million under a rev-olving credit agreement based on the level of the Company's eligible receiv-ables. The agreement provides for interest at the Prime Rate minus one-half of one percent (1/2 of 1%), or a LIBOR based option, and matures on October 31, 1996. At November 30, 1995, the interest rate was 8.25% and the outstanding ad-vances under the revolver totaled $7.5 million. The credit facility also pro-vides for a term loan up to $5.0 million. On October 5, 1994, a term loan of $4.9 million was made to the Company. The term loan is due on August 31, 1999 and is to be repaid in 54 equal payments beginning in March 1995 at an interest rate based upon the Prime Rate. At November 30, 1995, the interest rate on the term loan was 8.75%, and the outstanding balance was $4.1 million.

Operations of the Company provided $1.6 million of cash for the six months ended November 30, 1995 as compared with using cash in operations of $3.5 million for the six months ended November 30, 1994, representing an increase of approximately $5.1 million. The increase was primarily the result of in-creased collections of accounts receivables of $6.4 million, a decrease in inventory of $764 thousand, a net decrease of $3.2 million in billings on uncompleted contracts in excess of costs and estimated earnings and $3.1 million of taxes receivable and other accruals, offset by net decreases of $1.9 million in costs and estimated earnings in excess of billings on uncompleted contracts and $6.5 million decrease from accounts payable and a decrease in current income of $877 thousand.

Capital expenditures during the six month period ended November 30, 1995 total-ed approximately $1.3 million. Of this amount approximately $951 thousand was used to purchase welding and construction equipment for field operations. In addition, the Company has invested approximately $111 thousand in transpor-tation equipment to be used to support field operations. The Company has currently budgeted approximately $2.2 million for additional capital expend-itures primarily to be used to purchase construction equipment during the re-mainder of fiscal year 1996. The Company expects to be able to finance any such expenditures with available working capital.

The Company believes that its existing funds, amounts available for borrowing under its credit facility, and cash generated by operations will be sufficient to meet the Company's working capital needs at least through fiscal 1996 and possibly thereafter unless significant expansions of operations not now planned are undertaken, in which case the Company would arrange additional financing as a part of any such expansion.

                                                     PART II
                                                OTHER INFORMATION

ITEM 4.       Submission of Matters to a Vote of Security Holders:
              At the Company's 1995 Annual Meeting of Stockholders held October 25, 1995, the stockholders approved the Matrix Service Company 1995 Nonemployee Directors' Stock Option Plan in the aggregate amount of 250,000 shares.

                                       Number of Votes Cast

                    For           Against      Abstain      Non-Votes

                  5,130,529       3,032,960    402,600      714,452


ITEM 6.       Exhibits and Reports on Form 8-K:

              A.  Exhibit 10.1 - 1995 Nonemployee Directors' Stock Option Plan.
                  Exhibit 11 - Computation of earnings per share.
                  Exhibit 27 - Financial Data Schedule

              B.  Reports on Form 8-K: None

                                             Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            MATRIX SERVICE COMPANY

Date:  January 12, 1996         By: /s/C. William Lee
                                    C. William Lee
                                    Vice President-Finance
                                    Chief Financial Officer
                                    Signing on behalf of the
                                    registrants the registrant's
                                    chief financial officer.