Form 10-Q
period 1996-02-29
MATRIX SERVICE CO
filed 1996-04-12
CIK 866273

UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, D.C.  20549

                                            FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 1996

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes  [X]    No [ ]

     As of April 11, 1996, there were 9,491,153 shares of the Company's common stock, $.01 par value per share, issued and 9,309,786 shares outstanding.

                                         PART I.- FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                                           Matrix Service Company
                                Condensed Consolidated Statements of Income
                              (in thousands, except share and per share data)
[CAPTION]

                              Three Months Ended        Nine Months Ended
                                 (unaudited)              (unaudited)
                          February 29, February 28,  February 29, February 28,
                             1996         1995          1996         1995
[MULTIPLIER]                1,000

Revenues                     $39,951      $34,707      $131,375     $137,766

Cost of revenues              35,965       33,073       118,743      126,388

Gross profit                   3,986        1,634        12,632       11,378

Selling, general and
  administrative expenses      2,715        2,598         8,013        8,280

Goodwill and noncompete
  amortization                   279          294           836        1,148

Operating income                 992       (1,258)        3,783        1,950

Other income (expense):
  Loss from equity in
    operations of foreign
    joint venture                  -          (92)           _          (349)
  Loss from impairment of
     investment in foreign
     joint venture                 -       (1,017)           -        (1,017)
  Interest income                 49           32          100            47
  Interest expense              (207)        (345)        (651)         (635)
  Other                           11          (88)          40           301

Income (loss) before income
  tax expense                    845       (2,768)       3,272           297

Provision for federal
   and state income
   tax expense(benefit)          388         (958)       1,594             9

Net income                      $457      ($1,810)      $1,678          $288

Net income per common and
common equivalent shares:

     Primary                   $0.05       ($0.19)       $0.18         $0.03
     Fully diluted             $0.05       ($0.19)       $0.18         $0.03

Weighted average common and
common equivalent shares
outstanding:

      Primary               9,441,659    9,408,484    9,432,087     9,484,401
      Fully diluted         9,458,758    9,408,484    9,455,043     9,484,401

See Notes to Condensed Consolidated Financial Statements

[MULTIPLIER]                1,000

                                             Matrix Service Company
                                      Condensed Consolidated Balance Sheets
                                                 (in thousands)
                                       February 29,   May 31,
                                          1996         1995
                                       (unaudited)
ASSETS:

Current assets:

Cash and cash equivalents             $  3,970     $  1,976

   Accounts receivable                  26,484       26,948

   Costs and estimated earnings
        in excess of billings on
        uncompleted contracts           12,110        9,582

        Inventories                      4,536        5,025

        Prepaid expenses                   501          426

        Deferred tax asset                 871          871

        Income tax receivable            2,463        3,716

    Total current assets                50,935       48,544

Investment in undistributed equity
of a foreign joint venture                 374          454

Property, plant and equipment at cost:

Land and buildings                      13,408       13,356

Construction equipment                  22,365       20,459

Transportation equipment                 4,898        4,955

Furniture and fixtures                   2,710        2,522

Construction in progress                   158          135

                                        43,539       41,427

   Less accumulated depreciation        16,056       12,821

   Net property, plant and equipment    27,483       28,606

   Goodwill, net of accumulated
   amortization                         26,865       27,437

    Other assets                           418          688

    Total assets                      $106,075     $105,729


See Notes to Condensed Consolidated Financial Statements

[MULTIPLIER]                1,000

                                             Matrix Service Company
                                      Condensed Consolidated Balance Sheets
                                                 (in thousands)
                                          February 29,   May 31,
                                             1996         1995
                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:
    Current liabilities:

    Accounts payable                      $  8,325     $ 10,772

    Billings on uncompleted contracts in
    excess of costs and estimated earnings   7,687        4,313

    Accrued expenses                         6,013        4,148

    Current portion of long-term debt        1,643        2,511

    Total current liabilities               23,668       21,744

    Long-term debt:

    Bank credit agreement                    2,000        4,000

    Acquisition payable                        529          928

    Term notes                               2,722        3,539

    Total long-term debt                     5,251        8,467

    Deferred income taxes                    4,698        4,698

    Stockholders' equity:

    Common stock                                95           95

    Capital in excess of par value          51,188       51,188

    Retained earnings                       22,985       21,464


      Total capital and
        retained earnings                   74,268       72,747

     Less:

     Treasury shares, at cost                1,654        1,826

     Cumulative translation adjustment         156          101

     Total stockholders' equity             72,458       70,820

     Total liabilities and
     stockholders' equity                 $106,075     $105,729

See Notes to Condensed Consolidated Financial Statements

[MULTIPLIER]                1,000

                                            Matrix Service Company
                                 Condensed Consolidated Cash Flow Statements
                                                 (in thousands)
                                        Nine Months Ended
                                           (unaudited)
                                    February 29,  February 28,
                                       1996          1995
Cash flow from operating activities:

Net income                               $1,678      $  288

Adjustments to reconcile net income
to net cash provided by (used in)
operating activities:

Depreciation and amortization             4,375       4,606

Changes in current assets and
liabilities increasing
(decreasing) cash:

Accounts receivable                         464        (527)

Costs and estimated earnings in
  excess of billings on uncompleted
  contracts                              (2,528)      1,496

    Inventories                             489      (1,771)

    Prepaid expenses                        (75)        114

    Accounts payable                     (2,447)        339

    Billings on uncompleted contracts
      in excess of costs and estimated
      earnings                            3,374      (2,522)

    Taxes and other accruals              3,118      (2,369)

    Foreign joint venture                     -       1,017

    Other                                    (4)        335

    Net cash provided by
      operating activities                8,444       1,006

   Investing activities:

    Capital expenditures                 (2,456)     (4,531)

    Marketable securities-sold                -         262

    Proceeds from sale of assets             55          95

   Acquisition of subsidiary,
       net of cash acquired                   -        (789)

       Foreign joint venture                 80          85

       Other, net                           (61)        (47)

    Net cash used in investing
    activities                           (2,382)     (4,925)

                                             Matrix Service Company
                                 Condensed Consolidated Cash Flow Statements
                                                 (in thousands)
                                               Nine Months Ended
                                                  (unaudited)
                                           February 29, February 28,
                                               1996         1995


    Financing activities:

        Repayment of acquisition payable      ($1,277)     ($2,223)
        Repayment of equipment notes                -          (99)
        Issuance under long-term credit
           agreement                            5,500        6,100
        Repayments under long-term
           credit agreement                    (7,500)      (4,100)
        Issuance of long-term debt                  -        4,900
        Repayment of long-term debt              (817)           -
        Issuance of stock                           -          129
        Change in treasury stock                   15         (294)
        Other, net                                 11            -

             Net cash provided by (used)
             in financing activities           (4,068)       4,413

        Increase in cash and cash
           equivalents                          1,994          494

   Cash and cash equivalents at beginning
        of period                               1,976        2,948

    Cash and cash equivalents at end
        of period                              $3,970       $3,442

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-0l of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended May 3l, 1995, included in the Company's Annual Report on Form 10-K for the year then ended. The Company's business is seasonal; therefore, results for any interim period may not necessarily be indicative of future operating results.

NOTE B - BUSINESS ACQUISITIONS

On June 10, 1993, the Company acquired substantially all of the assets and assumed certain liabilities of Heath Engineering, Ltd. and an affiliated company, Heath Engineering (Tank Maintenance) Ltd. (collectively "Heath"), for $3.3 million. The purchase price consisted of $2.5 million in cash and $782 thousand (1,000 shares) in redeemable preferred stock, of a wholly owned subsidiary of the company. The dividend rate on the preferred is bank prime (currently 6%), and the preferred stock is redeemable at a rate of approximately $39 thousand per quarter, (or 50 shares per quarter) for a 5-year period. The transaction was accounted for as a purchase and created approximately $2.2 million of goodwill and non-compete covenants.

On July 18, 1993, the Company executed a joint venture agreement with Saud Al Shafai and Sons Constructors, a Saudi Arabian Company. The Company invested $653 thousand for a 49% interest in Al Shafai-Midwest Constructors, Ltd. The
Al Shafai-Midwest joint venture was established to conduct maintenance services and capital construction projects for the petroleum industry in the Middle
East. Adverse changes in economic conditions in Saudi Arabia, have caused a shortage of work available of the nature performed by the joint venture. It is management's opinion that these conditions could last for several years. The venture partners, Saudi Al Shafai and Sons Contractors and the Company, are in the process of liquidating the joint venture. The Company has reduced the carry-ing value of its investment in this joint venture to the estimated recovery amount upon completion of the liquidation. The Company recorded a loss of $1.4 million for the year ended May 31, 1995 and $200 thousand loss for the year ended May 31, 1994, in conjunction with the joint venture.

On April 4, 1994, the Company acquired all of the outstanding common and special stock of Georgia Steel Fabricators, Inc. and its wholly owned sub-sidiary Brown Steel Contractors, Inc. (collectively "Brown Steel") for up to $8.0 million, subject to certain adjustments. The purchase price consisted of $3.5 million in cash and 45,452 shares of the Company's common stock valued at $500 thousand. In addition, the stockholders of Brown Steel are entitled to receive in the future up to an additional $4.0 million in cash if Brown Steel satisfies certain earnings requirements. The transaction was accounted for as a purchase.

On August 26, 1994, the Company acquired certain assets of Mayflower Vapor Seal Corporation for $660,000. The purchase price was paid in cash.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended February 29, 1996 Compared With
       The Three Months Ended February 28, 1995

Revenues for the quarter ending February 29, 1996 were $40.0 million as compared to revenues of $34.7 million for the quarter ended February 28, 1995, representing an increase of approximately $5.3 million or 15%. The increase is due to increased revenues from work related to aboveground storage tanks and the Company's refinery maintenance operations as compared with the same period in 1995. The increased revenue resulted from refinery maintenance in the Northwest region of the U.S. and the increased tank revenues is principally from elevated aboveground storage tanks.

Gross profit increased to $4.0 million for the quarterly period ended February 29, 1996 from gross profit of $1.6 million for the quarterly period ended February 28, 1995, an increase of approximately $2.4 million or 150%. This increase was due in part to greater revenues over which to spread fixed costs and from certain jobs which had improved gross margins for the 1996 period as compared with the 1995 period.

Selling, general and administrative expenses increased to $2.7 million for the quarterly period ended February 29, 1996 from expenses of $2.6 million for the quarterly period ending February 28, 1995, an increase of $117 thousand or approximately 5% and representing as a percentage of revenues, a decrease to 6.8% for the 1996 period from 7.5% for the 1995 period. The increase in expenses was due principally to non-routine expenditures during the period, such as promotional expenses and relocation expenses for employees.

Operating income increased to $992 thousand for the quarterly period ended February 29, 1996 from a loss of ($1.3) million for the quarterly period ended February 28, 1995, or an improvement of $2.3 million. The increase was due to increased revenues and improved gross margins during the 1996 period as compared to the 1995 period.

Due to changes in the economic conditions in Saudi Arabia, there is a shortage of work available of the nature performed by the foreign joint venture Al Shafai-Midwest Constructors, Ltd. It is management's opinion that these conditions could last for several years. Thus, the venture partners, Saud Al Shafai and Sons Contractors and the Company elected to liquidate the joint venture. The Company reduced the carrying value of its investment in this joint venture to the estimated recovery amount upon completion of the liquid-ation. The liquidation should be completed by July 1996.

Interest expense decreased to $207 thousand for the quarterly period ending February 29, 1996 from $345 thousand for the quarterly period ended February 28, 1995. The decrease resulted primarily from decreased borrowing under the Company's bank credit facility and lower amounts outstanding from acquisition debt.

Net income increased to $457 thousand for the quarterly period ended February 29, 1996 from a net loss of ($1.8) million for the quarterly period ended February 28, 1995. The increase was due to increased revenues, improved gross margins and lower interest expense for the 1996 period, as compared with the 1995 period. Also, the 1995 period was substantially impacted by the discontinuance of operations in Saudi Arabia.

Nine Months Ended February 29, 1996 Compared With The Nine Months Ended February 28, 1995

Revenues for the nine months ended February 29, 1996 were $131.4 million as compared to revenues of $137.8 million for the nine months ended February 28, 1995, representing a decrease of approximately $6.4 million or 5%. The decrease was primarily due to lower revenues during the second quarter from the Company's refinery maintenance operations as compared with the same period of the prior year. This decrease resulted primarily from a shortage of work available in the Midwest Division during the current period.

Gross profit increased to $12.6 million for the nine months ended February
29, 1996 from gross profit of $11.4 million for the nine months ended February 28, 1995, an increase of approximately $1.2 million or 11%. Gross profit as a percentage of revenues increased to 9.6% in the 1996 period from 8.3% for the 1995 period. Gross margins in some markets have improved; however, the Company continues to experience pricing pressure as a result of lower demand for the Company's products and services in its established markets. Customer inquiry levels for repairs and maintenance and new construction projects have been improving of late. Management believes margins, while improving some, will remain under pressure for the remainder of fiscal 1996.

Selling, general and administrative expenses decreased to $8.0 million for the nine months ended February 29, 1996 from expenses of $8.3 million for the nine months ended February 28, 1995,a decrease of $267 thousand or approximately 3% and representing an increase to 6.1% of revenues for nine months ending Feb-ruary 29, 1996 as compared to 6.0% of revenues for the nine months ending Feb-ruary 28, 1995. The decrease in expenses was due mainly to lower revenues for the 1996 period as compared to the 1995 period.

Operating income increased to $3.8 million for the nine months ended February 29, 1996 from income of $2.0 million for the nine months ended February 28, 1995 an increase of $1.8 million or approximately 90%. The increase was due to improved gross margins and lower selling, general and administrative expenses during the 1996 period as compared to the 1995 period.

Due to changes in the economic conditions in Saudi Arabia, there is a shortage of work available of the nature performed by the foreign joint venture Al Shafai
- -Midwest Constructors, Ltd. It is management's opinion that these conditions could last for several years. Thus, the venture partners, Saud Al Shafai and Sons Contractors and the Company elected to liquidate the joint venture. The Company reduced the carrying value of its investment in this joint venture to the estimated recovery amount upon completion of the liquidation. The liquidation should be completed by July 1996.

Interest expense increased to $651 thousand for the quarterly period ending February 29, 1996 from $635 thousand of interest expense for the quarterly period ended February 28, 1995. The increase resulted primarily from increased borrowing under the Company's credit facility during the first quarter of the 1996 period as compared with the 1995 period. Under this facility a $4.9 million term loan was made to the Company on October 5, 1994, and the balance outstanding at February 28, 1995 is $3.8 million.

Net income increased to $1.7 million for the 1996 period from net income of $288 thousand for the 1995 period. The increase was due to improved gross profit margins for the 1996 period as compared with the 1995 period and a loss from investment in foreign joint venture in the 1995 period.

Liquidity and Capital Resources

The Company has financed its operations recently with cash generated by operations and advances under the Company's credit facility. The Company has a credit facility with a commercial bank under which the Company may borrow a total of $20.0 million. The Company may borrow up to $15.0 million under a re-volving credit agreement based on the level of the Company's eligible receivables. The agreement provides for interest at the Prime Rate minus one-half of one percent (1/2 of 1%), or a LIBOR based option, and matures on October 31, 1997. At February 29, 1996, the interest rate was 7.75% and the outstanding advances under the revolver totaled $2.0 million. The credit facility also provides for a term loan up to $5.0 million. On October 5, 1994, a term loan of $4.9 million was made to the Company. The term loan is due on August 31, 1999 and is to be repaid in 54 equal payments beginning in March 1995 at an interest rate based upon the Prime Rate. At February 29, 1996, the interest rate on the term loan was 8.25%, and the outstanding balance was $3.8 million.

Operations of the Company provided $8.4 million of cash for the nine months ended February 29, 1996 as compared with providing cash from operations of $1.0 million for the nine months ended February 29, 1996, representing an increase of approximately $7.4 million. The increase was primarily the result of increased net income of $1.4 million, a decrease in inventory of $2.3 mil-lion, a net decrease of $5.9 million in billings on uncompleted contracts in excess of costs and estimated earnings and $5.5 million of taxes receivable and other accruals, offset by net decreases of $4.0 million in costs and estimated earnings in excess of billings on uncompleted contracts and $2.8 million de-crease from accounts payable and a decrease from loss on joint venture of $1.0 million.

Capital expenditures during the nine month period ended February 29, 1996 total-ed approximately $2.5 million. Of this amount approximately $2.0 million was used to purchase welding and construction equipment for field operations. In addition, the Company has invested approximately $227 thousand in transport-ation equipment to be used to support field operations. The Company has currently budgeted approximately $1.0 million for additional capital expend-itures primarily to be used to purchase construction equipment during the re-mainder of fiscal year 1996. The Company expects to be able to finance any such expenditures with available working capital.

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

                             PART II
                        OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K:

               A.  Exhibit 11 - Computation of earnings per share
                   Exhibit 27 - Financial Data Schedule

               B.  Reports on Form 8-K: None



                                             Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            MATRIX SERVICE COMPANY

Date:  April 12, 1996           By: /s/C. William Lee
                                    C. William Lee
                                    Vice President-Finance
                                    Chief Financial Officer
                                    Signing on behalf of the
                                    registrants the registrant's
                                    chief financial officer.