Form 10-K
period 1996-05-31
MATRIX SERVICE CO
filed 1996-08-30
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
      Washington, D.C.  20549
            FORM 10-K

(Mark One)

[X]    Annual Report Pursuant to Section 13 or 15(d) of the
       Securities  Exchange Act of 1934

       For the fiscal year ended May 31, 1996.

or

[  ]   Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the transition period from      to


Commission File No. 0-18716

MATRIX SERVICE COMPANY
(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization) 10701 East Ute Street
Tulsa, Oklahoma
(Address of Principal Executive Offices)
73-1352174 (I.R.S. Employer Identification No.)
74116 (Zip Code)
Registrant's telephone number, including area code: (918) 838-8822.

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of the registrant's common stock (based upon the August 26, 1996 closing sale price of the common stock as reported by the NASDAQ National Market System) held by non-affiliates as of August 26, 1996 was approximately $50,655,598.

The number of shares of the registrant's common stock outstanding as of August 26, 1996 was 9,315,972 shares.

Documents Incorporated by Reference

Certain sections of the registrant's definitive proxy statement relating to the registrant's 1996 annual meeting of stockholders, which definitive proxy statement will be filed within 120 days of the end of the registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

Part I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Part II

Item 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

Item  13. Certain Relationships and Related Transactions

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


PART I

Item 1. Business

Background

Matrix Service Company (the "Company") provides specialized on-site maintenance and construction services for petroleum refining and storage facilities and water storage tanks and systems for the municipal and private industry sector. Owners of these facilities use the Company's services in an effort to improve operating efficiencies and to comply with stringent environmental and safety regulations. Through its subsidiaries Matrix Service, Inc. ("Matrix"), San Luis Tank Piping Construction Co., Inc., and an affiliated company West Coast Industrial Coatings, Inc. (collectively "San Luis"), Heath Engineering, Ltd., and an affiliated company ("Heath"), Brown Steel Contractors, Inc. and affiliated companies (collectively, "Brown") and Mayflower Vapor Seal Corporation ("Mayflower"), the Company is a leading provider of maintenance and construction services and related products for large aboveground storage tanks ("ASTs") holding petroleum, petrochemical and other products and piping systems located at petroleum refineries and bulk storage terminals. Also, the Company is a leading provider of field-erected, elevated and ground-level water tanks for the municipal and private industry sector. Through its subsidiaries, Midwest Industrial Contractors, Inc. ("Midwest"), and Colt Construction Company ("Colt"), the Company is a leading provider of maintenance and construction services for refineries. Midwest and Colt specialize in performing "turn-arounds", which involve complex, time-sensitive maintenance of the critical operating units of a refinery. The Company focuses on fluid catalytic cracking units and process heaters, but has the ability to work on all units within a refinery.

The Company was incorporated in Delaware in 1989 to become a holding company for Matrix, which was incorporated in Oklahoma in 1984, and Petrotank Equipment Inc. ("Petrotank"), which wasincorporated in Oklahoma in 1988. In October 1990, the Company acquired through a subsidiary substantially all of the assets and operations of Midwest. In June 1991, the Company acquired San Luis (the "San Luis Acquisition"). In December 1992, the Company acquired through a subsidiary ubstantially all of the assets and operations of Colt. In June 1993, the Company acquired substantially all of the assets and assumed certain liabilities of Heath. In July 1993, the Company entered into a joint venture (Al Shafai-Midwest Constructors) with a Saudi Arabian company to perform mechanical contracting services in the Kingdom of Saudi Arabia. Al Shafai-Midwest Constructors is 49% owned by Midwest International, Inc., a wholly-owned subsidiary of the Company. Al Shafai-Midwest Constructors was issued a commercial license to perform services in Saudi Arabia in June 1993. In May 1995, the Company discontinued operations in Saudi Arabia, and is in the process of liquidating the joint venture. In April 1994, the Company acquired Brown.
In August 1994 the Company acquired certain assets of Mayflower Vapor Seal Corporation. Unless the context otherwise requires, all references herein to the mpany include Matrix Service Company and its subsidiaries. The Company's principal executive offices are located at 10701 East Ute Street, Tulsa, Oklahoma 74116, and its telephone number at such address is (918) 838-8822.

Aboveground Storage Tank Operations

The Company's AST operations include the maintenance, repair, inspection, design and construction of ASTs, and the equipping of these tanks with devices mandated by current and proposed environmental regulations. These devices include a variety of floating roof and seal assemblies, tank bottoms and secondary containment systems, each of which is designed to enable tank owners and operators to comply with federal and state air and water quality guidelines and regulations regarding leaks and spills of petroleum products from storage facilities. The Company manufactures and sells certain of these devices, including a line of patented floating roof seals. These seals, which are marketed under the Company's Flex-A-Seal (R) and Flex-A-Span (R) trademarks, reduce losses of stored petroleum products through evaporation and, consequently, reduce air pollution. In addition, the seals reduce the amount of rainwater that enters the tanks, reduce the hazards of rim fires thereby reducing product contamination, lowering waste-water disposal costs, and reduce tank owners overall risk. The Company's secondary containment systems allow tank owners to detect leaks in the tanks at an early stage, before groundwater or surface water contamination has occurred. In addition, the systems help to control leakage until the tank can be repaired.

AST Market and Regulatory Background

The American Petroleum Institute has estimated that there are approximately 700,000 ASTs in the United States that store crude oil, condensate, lube oils, distillates, gasolines and various other petroleum products. These tanks range in capacity from 26 barrels (42 gal/barrels) to in excess of 1,000,000 barrels. The Company's principal focus is inspecting, maintaining, repairing, designing and constructing large ASTs, with capacities ranging from approximately 50 to 1,000,000 barrels. The Company believes, based on industry statistics, that there are over 120,000 of these large tanks currently in use, accounting for more than 70% of the domestic petroleum product storage capacity. These ASTs are employed primarily by the refining and storage segments of the petroleum industry. The petrochemical industry also employs a significant number of large ASTs.

Historically, many AST owners limited capital expenditures on ASTs to new construction and periodic maintenance on an as-needed basis. Typically, these expenditures decreased during periods of depressed conditions in the petroleum and petrochemical industries, as AST owners sought to defer expenditures not immediately required for continued operations.

In the most recent year, there has been some increased demand for AST services; however, during fiscal years 1995, 1994 and part of 1993 there was a decrease in the overall demand for AST services, generally related to conditions in the petroleum industry. During the last three years, several factors have shifted
new responsibilities to AST service companies.   First, increased safety and
health requirements have caused owners of the facilities to rely on outside sources who have the safety equipment and training to provide repair and maintenance services. Second, increasingly stringent federal and state regulations regarding air, soil and water contamination from petroleum storage facilities, and the related potential liability associated with responsibility for environmental damage, have led AST owners to rely on service companies to provide more preventive maintenance and equip their ASTs with various pollution control devices. Third, many technical personnel left the petroleum and petrochemical industries resulting in a loss of in-house AST management expertise. Fourth, recent changes in the marketing of gasoline and changes in the supply of refined petroleum products resulting from the closing of certain refineries have caused an increase in demand for new tankage to provide storage facilities at new locations.

The principal environmental regulations that affect AST owners generally fall within two categories - air pollution regulations and soil and water contamination regulations. See "Business - Other Business Matters - Regulation." Regulations adopted by the United States Environmental Protection Agency ("EPA") and several states provide incentives to owners and operators of ASTs to maintain and inspect their tanks on a regular basis and, in some cases, to install double tank bottoms and other secondary containment systems to prevent contamination of soil and water and allow for early detection of leaks. The EPA and numerous states have also adopted regulations generally requiring facilities that hold petroleum products, petrochemicals and other volatile liquids be equipped with roof and seal assemblies that substantially decrease atmospheric emissions from these liquids. Because many existing ASTs were designed with a floating roof assembly that contained only a single roof seal, these regulations have required many AST owners to retrofit their tanks with new roof and seal assemblies. See "Aboveground Storage Tank Operations
- - - AST Services and Products" and "Other Business Matters - Regulation."

On March 29, 1990, the EPA published the Toxicity Characteristic Leachate Procedure (the "TCLP") regulation, which provided new guidelines for identifying certain wastes as "hazardous" under the Resource Conservation Recovery Act of 1976 ("RCRA"). The TCLP regulation continues to be amended. The regulation generally provides that a waste will be considered hazardous if the leachate from the TCLP leaching procedure test contains any one of several identified substances at concentrations higher than prescribed levels. These substances include benzene, a common component of petroleum wastes from refineries.
Benzene was not included in the prior EPA leaching procedure test, which has been replaced by the TCLP. The Company believes that regulations pursuant to the TCLP and RCRA have been, and will continue to be, beneficial to its business by requiring its customers to construct new storage tanks to replace existing surface impoundments. See "Other Business Matters - Regulation."

In January 1991, the American Petroleum Institute ("API") adopted industry standards for the maintenance, inspection and repair of existing ASTs. The API standards provide the industry for the first time with uniform guidelines for the maintenance and repair of ASTs. The Company believes that these standards have resulted, and will continue to result, in an increased level of AST maintenance and repair on the part of many AST owners.

AST Services and Products

The Company provides its customers with a comprehensive range of AST services and products. The Company specializes in maintenance and repair of ASTs and retro-fitting existing ASTs with a variety of pollution control devices as part of its general maintenance services. In addition, the Company constructs new ASTs, provides AST inspection and manufactures tank appurtenances.

New Construction

The Company designs, fabricates and constructs new ASTs to both petroleum and water industry standards and customer specifications. These tanks range in capacity from approximately 50 barrels to 1,000,000 barrels. Clients require new tanks in conjunction with expansion plans, replacement of old or damaged tanks, storage for additional product lines to meet environmental requirements, replacement of surface impoundments and changes in population.

Maintenance and Modification

The Company derives a significant portion of its revenues from providing AST maintenance, repair and modification services. The principal services in this area involve the design, construction and installation of floating roof and seal assemblies, the design and construction of secondary containment system (double bottoms), and the provision of a variety of services for underground and aboveground piping systems. The Company also installs, maintains and modifies tank appurtenances, including spiral stairways, platforms, water drain-off assemblies, roof drains, gauging systems, fire protection systems, rolling ladders and structural supports.

Floating Roof and Seal Assemblies. Many ASTs are equipped with a floating roof and seal assembly. A floating roof consists of a circular piece of welded steel or thin aluminum that floats on the surface of the stored petroleum product. The floating roof is required by environmental regulations to minimize vapor emissions and reduce fire hazard. A floating roof also prevents losses of stored petroleum products. The seal spans the gap between the rim of the floating roof and the tank wall. The seal prevents vapor emissions from an AST by creating the tightest possible seal around the perimeter of the roof while still allowing movement of the roof and seal downward and upward with the level of stored product. In addition, the Company's seal system prevents substantially all rain water from entering the tank. The type of seal assembly the Company most commonly installs consists of a primary mechanical "shoe" seal and a secondary flexible seal mounted above the shoe seal. A mechanical shoe seal is a metal sheet connected to the outer rim of a floating roof and held vertically against the wall of the storage vessel by hangers and springs system. A flexible coated "vapor" fabric spans the space between the metal shoe and the floating roof. The secondary seal is composed of a flexible tip and an additional vapor fabric mounted on a metallic compression plate attached to the rim of the floating roof. The Company's seals are manufactured from a variety of materials designed for compatibility with specific petroleum products. All of the seals installed by the Company may be installed while the tank is in service, which reduces tank owners' maintenance, cleaning and disposal costs. In addition to a mechanical shoe seal coupled with a secondary flexible seal, the Company also installs a variety of other types of seal systems designed to meet customer specifications.

Secondary Containment Systems. The Company constructs a variety of secondary containment systems under or around ASTs according to its own design or the design provided by its customers. Secondary leak detection systems allow tank owners to detect leaks in the tanks at an early stage before groundwater contamination has occurred. In addition, the systems help to contain leakage until the tank can be repaired.

The most common type of secondary containment system constructed involves installing a liner of high-density polyethylene, reinforced polyurethane or a layer of impervious clay under the steel tank bottom. The space between the liner and elevation of the new bottom is then filled with a layer of concrete or sand. A cathodic protection system may be installed between the liner and the new bottom to help control corrosion. Leak detection ports are installed between the liner and steel bottom to allow for visual inspection while the tank is in service.

The Company believes that during the 1990's a substantial number of AST owners have installed, and will continue to install, secondary containment systems.

Elevated Tanks

In April 1994, as a result of the Company's efforts to expand its product base, the Company purchased Brown Steel, which designs, fabricates and erects elevated tanks for water storage for municipalities and industrial customers. Brown's facilities in Georgia include fabrication equipment and buildings containing 184,350 square feet to support the elevated tank operations. The equipment gives Brown the ability to produce two-dimension roll in steel for the fabrication of spherical shaped tanks. This facility is qualified to perform services on equipment that requires American Society of Mechanical Engineering Code Stamps ("ASME Codes"). Demand for these types of tanks is expected to increase given the current upturn in housing starts resulting in a corresponding increase in the demand for water.

Manufacturing

The Company owns and operates a new "state-of-the-art" fabrication facility located on 13 acres at the Tulsa Port of Catoosa. The Company owns the building and equipment. This facility has the capacity to fabricate new tanks, new tank components and all maintenance, retrofit and repair parts including fixed roofs, floating roofs, seal assemblies, shell plate and tank appur-tenances. The Tulsa Port has transportation service via railroad and Mississippi River barge facilities in addition to the interstate highway system, making it economical to transport heavy loads of raw material and fabricated steel. This facility is qualified to perform services on equipment that requires ASME Codes. Many state agencies and insurance carriers require that certain equipment be ASME coded. Many of the Company's competitors are not ASME code qualified, forcing them to subcontract portions of a project, giving the Company an advantage on this type of work.

The Company leases two manufacturing facilities in California and owns a manufacturing facility in Georgia. See "Business - Aboveground Storage Tank Operations - Elevated Tanks" for a description of the facility in Georgia. The Company rents the real estate and owns the equipment in the two leased facilitiesin California which is used for fabricating new tanks and tank components.

Hydrocarbon Process Operations

The Company provides specialized maintenance and construction services to the domestic petroleum refining industry and, to a lesser extent, to the gas processing and petrochemical industries. The Company specializes in routine and supplemental plant maintenance, turnarounds and capital construction services, which involve complex, time-sensitive maintenance of the critical operating units of a refinery. The Company concentrates on performing these services for the more structurally complex components in a refinery. See "Hydrocarbon Process Operations - Hydrocarbon Process Components".

Hydrocarbon Process Market Overview

The domestic petroleum refining industry presently consists of approximately 165 operating refineries. To ensure the operability, environmental compliance, efficiency and safety of their plants, refiners must maintain, repair or replace process equipment, operating machinery and piping systems on a regular basis. Major maintenance and capital projects require the shutdown of an operating unit, or in some cases, the entire refinery. In addition to routine maintenance, numerous repair and capital improvement projects are undertaken during a turnaround. Depending on the type, utilization rate, and operating efficiency of a refinery, turnarounds of a refinery unit typically occur at scheduled intervals ranging from six months to four years.

The U.S. refinery industry has undergone significant changes in the last 15 years. From 1981 to 1996, crude oil refining capacity dropped from a peak of approximately 18.6 million barrels per day in 1981, to approximately 15.4 million barrels per day by the end of 1995, due primarily to the closure of many inefficient refineries. The closings were the result of increased international competition, reduced demand for domestic petroleum products, which resulted in declining product prices during the first part of this period, and the inability of some refineries to cost effectively finance capital improvements required to produce cleaner burning fuels and meet environmental regulations.

Since 1993, a combination of increased demand for petroleum products and a stabilization in refining capacity has led to a substantial increase in refinery utilization. In addition, a substantial improvement in refining profitability during the last two years has also provided an incentive for refiners to maintain high levels of utilization at their facilities. The high utilization rates have accelerated the physical deterioration of existing refineries, intensifying the need for repair and maintenance services. In addition, due to the high cost and environmental opposition associated with the construction of new refineries, any increase in current refining capacity is likely to involve refurbishing old refineries and expanding existing facilities, which will require specialized construction services. Increased utilization rates and increased refining profitability provide an incentive for refineries to minimize the duration of maintenance turnarounds. In addition, increased public awareness of environmental issues, potential liability for exposure to hazardous working conditions, toxic materials, and environmental contamination, have resulted in increased stringent regulations which dictate that refineries clean, inspect and maintain process and storage facilities more frequently. Further, refineries have been subject to increasing regulatory pressure to upgrade their emission control systems.

These factors have encouraged refineries to increase their reliance on outside contractors who can perform specialized turnaround services within strict time constraints. The Company believes, for example, that substantially all fluid catalytic cracking unit turnarounds are currently performed by outside contractors. Additional specialized modifications to many existing refineries may be required to produce cleaner burning, reformulated gasolines and desulphurized diesel fuel based on amendments to the Clean Air Act. See "Other Business Matters - Regulation." Management believes that projects related to pollution control are contributing a significant part of the Company's refinery-related revenues.

Hydrocarbon Process Components

The Company's principal refinery services are related to turnaround projects at petroleum refineries. The size and complexity of a turnaround project depends on the type of refinery unit being maintained or modified and the nature of any necessary modifications. The following paragraphs describe the major units involved in a typical refinery. The Company performs turnaround services with respect to each of the units described below, all of which must be maintained on a regular basis to ensure safe and efficient refinery operations.

Crude Distillation Unit. In the refining process, hydrocarbon raw materials (primarily crude oil) are heated to approximately 275 degrees F. The crude is then treated to remove salt and then heated further, resulting in partial vapor-ization. The vapors are then routed to a crude distillation unit, where they are further heated. The hydrocarbon compounds that comprise crude oil separate, or "fractionate", when subjected to high temperatures. The crude distillation unit fractionates the hydrocarbons into several intermediate products, several of which undergo further processing in various downstream units, the most important of which are discussed below.

Fluid Catalytic Cracking Unit. Catalytic cracking greatly enhances the efficiency of a refinery by converting a greater percentage of hydrocarbon compounds to gasoline and other light distillates. The Fluid Catalytic Cracking Unit ("FCCU") mixes straight-run heavy gas oil with a fine powdered catalyst in the presence of extreme heat (650 degrees F to 1,050 degrees F). The larger hydrocarbon molecules "crack apart" under such conditions, and can then be fractionated into light gases, gasoline and light and heavy cycle oils. Spent catalyst is delivered to a regenerator where carbon deposits are burned so the catalyst can be used again.

Delayed Coker Unit. Delayed coking is a thermal cracking process in which residual substances are heated to high temperatures and allowed time to decompose into hydrocarbon vapors and a solid residue coke product. A full range of light hydrocarbon gases, including hydrogen and olefins, are produced by the coking reaction. These gases, in addition to gasoline boiling range material ("naphtha") cracked products, are compressed and cooled at sufficiently high pressure to condense the volatile light hydrocarbons. The liquified petroleum gases are then routed to an Alkylation Unit, which is described below. Coker gas oil is produced as a side product from the coker fractionator with a vaporization temperature of approximately 900 degrees F. This oil is routed to the FCCU. Petroleum coke from the Delayed Coker Unit is used for fuel ,for electrodes and for special purposes such as manufacturing graphite.

Catalytic Reformer Unit. The Catalytic Reformer Unit upgrades the octane of the naphtha produced in the Delayed Coker Unit. The octane of the naphtha is approximately 52, compared with the average refinery gasoline pool octane of
87.9. Straight-run and cracked refinery naphthas boiling between 160 degrees F and 390 degrees F are catalytically reformed to improve motor fuel properties. Prior to entering the Catalytic Reformer Unit, naphtha is fractionated into light, medium and heavy naphtha streams. The two lighter streams are selectively blended into gasoline and military jet fuel. The heavy naphtha fraction is routed to a naphtha hydro-treating unit prior to catalytic reforming. The principal product of the reformer is reformat, a high octane gasoline blending stock.

Alkylation Unit. The Alkylation Unit is used to alkylate or chemically combine isobutane with propylene and butylene to form high octane gasoline. The process utilizes hydrofluoric acid or sulfuric acid as the alkylation catalyst. The feedstock for the Alkylation Unit is produced by the FCCU and the Delayed Coker Unit and contains saturated propane, isobutane, and normal butane in addition to propylene and butylene. The feed stream also contains significant amounts of hydrogen sulfide, which is extracted and routed to a sulfur recovery unit. The reactor effluent is partially vaporized through a heat exchanger to provide refrigeration for the reactor/contractor. The vapors are compressed and then fractionated into propane, isobutane and normal butane, and alkylate.

Butamer Unit. A Butamer Unit converts normal butane to isobutane. A refinery needs a source of supplemental isobutane on a year-round basis to balance the requirements of the Alkylation Unit. Most of the normal butane produced in a refinery is blended into gasoline to increase vapor pressure. During the summer months, when gasoline vapor pressure specifications are low, the refinery generally has adequate or surplus supplies of normal butane. During the winter months, when gasoline vapor pressure specifications are high, a refinery buys normal butane from outside sources.

Process Heaters. A process heater is a large, specialized furnace used to heat hydrocarbons to varying temperatures within each of the refining units described above. Each of such units includes at least one heater, and frequently includes several heaters.

Hydrocarbon Process Services

The Company's principal refinery services include turnarounds for the complete refinery with integrated process units, the FCC Units within a refinery, and complete construction and maintenance services.

Turnarounds

FCCU Turnarounds. The Company's principal refinery operations involve turnarounds of FCCUs. FCCUs require a high level of maintenance because of the extremely high temperatures inside the unit - in excess of 1000 degrees F and due to abrasive catalysts flow and their many internal parts, which consist generally of stainless steel components and refractory lined systems. Refractory is a heat and erosion resistant lining that insulates the inner shell of the unit vessels. The main pieces of equipment in an FCCU are the reactor, the regenerator and the flue gas handling system. Most of the repair and revamp work during a turnaround is performed on this equipment. Major revamp work is required to increase efficiencies of the FCCU with changing technology and to reduce air pollution from the unit, as required by constantly changing laws. In most cases, the mechanical work - involving the disassembly and repair of the unit components - and the refractory work - involving the installation of the refractory material onto the inside of the units vessels - is performed by different contractors. The Company provides all of these services.

Total Unit Turnarounds. The Company also performs total unit turnarounds involving maintenance of crude distillation units, catalytic reformer units, delayed coker units, alkylation units, reformers, FCCUs and butamer units. These services also involve the maintenance and modification of heat exchangers, heaters, vessels and piping.

Heat Exchanger Services

The Company provides heat exchanger service to the refining industry, which involves the removal, testing, repairing and reinstallation of heat exchangers. The Company owns specialized equipment to extract and reinstall heat exchangers from both ground levels and aerial installations. In addition, the Company owns retubing equipment, hydraulic bolt torquing equipment and specialized transport carriers for moving these heat exchangers throughout the facilities.

Process Heaters

The Company constructs new refinery process heaters and repairs and revamps existing heaters. These units require skilled craftsmen and supervisors and specialized construction techniques. Through associations with various heater manufacturing companies, the Company also offers turnkey fabrication and erection of process heaters. The Company has performed field erection work for most of the major heater design companies in the U.S.

Other Support Services

Emergency Response Services. The Company also performs substantial repair and revamp services in connection with refinery unit failures, fires, explosions and other accidents. The Company believes that it has enhanced its relation-ships with its customers by responding quickly to these types of emergencies and by providing timely repair services, returning the affected plants to normal operations without substantial delays.

Manufacturing. The Company owns and operates a 40,000 square foot fabrication shop in Tulsa, Oklahoma and operates a 9,000 square foot facility in Bellingham, Washington and a 12,000 square foot facility in Carson, California that it uses to support its turnaround projects. At these facilities, the Company constructs piping, heater coils and components, and FCCU equipment installed during turnarounds. The Company also performs emergency fabrication at these facilities when necessary to assist its customers. In many instances, the facilities are operated 24 hours per day to assist a turnaround project.

Refractory. The Company also owns and operates a 15,000 square foot shop, located at the Tulsa, Oklahoma facility used for performing refractory installation. The shop, which supports the Company's mechanical turnaround services, contains specialized equipment and is operated by the Company's refractory department.

ASME Code Stamp Services. The Company is qualified to perform services on equipment that contains American Society of Mechanical Engineer Code Stamps ("ASME codes"). Many state agencies and insurance companies require that qualified ASME code installers perform services on ASME coded equipment.
Many of the Company's competitors are not ASME code qualified, which forces them to subcontract portions of a project involving work with coded equipment.

Daily and Routine Supplemental Maintenance. The Company provides supplemental and routine daily maintenance services for operating refineries. Daily work crews at the refineries range in size from 30 to over 135 per refinery. The Company provides a wide range of supplemental services including equipment operations and complete daily maintenance services and repairs. Moreover, the pressure to reduce the overall cost of maintaining the refineries has initiated a trend of restructuring the daily and routine maintenance forces. Refineries are seeking outside supplemental maintenance forces with proven programs for increasing unit and equipment reliability, and a history of performing work safely. The Company has entered into 3 multi-year maintenance agreements. The Company believes there is a substantial market for a quality maintenance workforce that places an emphasis on safety and that can forge partnerships with refinery personnel to reduce maintenance expenses.

Other Business Matters

Customers and Marketing

The Company derives most of its revenues from performing services for the major integrated oil companies. The Company also performs services for independent petroleum refining and marketing companies, architectural and engineering firms and for several major petrochemical companies. In addition, the Company builds water tanks for private and municipal water facilities. The Company is typically engaged by the manager of the facility at which the work is being performed, although on occasion the Company contracts with one of its customers to perform services at several facilities.


The Company's focus historically has been on maintaining a high level of repeat business from existing customers. During the fiscal year ended May 31, 1996, approximately 69% of the Company's revenues was derived from performing services for existing customers.

During fiscal 1996 and 1994, ARCO USA and ARCO Pipeline, respectively, accounted for more than 10% of the Company's revenues for each year. The Company did not have any one customer accounting for more than 10% of revenues in 1995. The Company sold its products and services to approximately 320 customers during fiscal 1996.

The Company markets its services and products primarily through its marketing personnel, senior professional staff and its management. The marketing personnel concentrate on developing new customers and assist management and staff with existing customers. The Company generally is required to bid competitively for work on a project-by-project basis. Projects are typically awarded after a bidding process spanning two weeks to four months, and are generally awarded based on price considerations, work quality, safety and efficiency. The
Company bids for projects on both a fixed price basis and on a detailed time and materials basis.

Competition

The AST and refinery service industries are highly fragmented and competition is intense within these industries. Competition is based on, among other factors, work quality and timeliness of performance, safety and efficiency, availability of personnel and equipment, and price. The Company believes that its expertise and its reputation for providing timely services allow it to compete effectively. Although many companies that are substantially larger than the Company have entered the market from time to time in competition with the Company, the Company believes that the level of expertise necessary to perform complicated, on-site maintenance and construction operations presents an entry barrier to these companies and other competitors with less experience than the Company.

Backlog

At May 31, 1996, the Company had an estimated backlog of work under contracts believed to be firm of approximately $71.9 million, as compared with an estimated backlog of approximately $68.0 million as of May 31, 1995.
Virtually all of the projects comprising this backlog are expected to be completed within fiscal year 1997. Because many of the Company's contracts are performed within short time periods after receipt of an order, the Company does not believe that the level of its backlog is a meaningful indicator of its sales activity.

Insurance

The Company maintains worker's compensation insurance, general liability insurance and auto liability insurance in the primary amount of $2.0 million, and an umbrella policy with coverage limits of $10.0 million in the aggregate. The Company also maintains policies to cover its equipment and other property with coverage limits of $52.8 million and policies for care, custody and control with coverage limits of $2.7 million in the aggregate. Most of the Company's policies provide for coverage on an occurrence basis, not a "claims made" basis. The Company's liability policies are subject to certain deductibles, none of which is higher than $100,000. The Company maintains a performance and payment bonding line of $45.0 million. The Company also maintains key-man insurance policies covering certain of its executive officers, and professional liability insurance.

Many of the Company's contracts require it to indemnify its customers for injury, damage or loss arising in connection with their projects, and provide for warranties of materials andworkmanship. There can be no assurance that the Company's insurance coverage will protect it against the incurrence of loss as a result of such contractual obligations.

Employees

At May 31, 1996, the Company had approximately 247 non-field, full-time employees. The Company also employed up to approximately 1,234 additional persons on a project-by-project basis during fiscal 1996. In its refinery turnaround operations, the Company employed up to approximately 960 persons at its job sites during the most active periods of 1996. Approximately 377 of the employees of Matrix Service Mid-Continent, Inc., a subsidiary of the Company, are covered by a collective bargaining agreement. In addition, substantially all of the temporary employees of Midwest are employed under collective bargaining agreements. The Company believes that its relations with its employees are good, and has not experienced any significant strikes or work stoppages.

Patents and Proprietary Technology

The Company holds two issued U.S. patents, which cover its Flex-A-Seal (R) and Flex-A-Span (R) roof seal products. The Company's Flex-A-Seal (R) patent is held jointly with an English company, which markets the Flex-A-Seal (R) products in the United Kingdom. The Flex-A-Seal (R) patent expires in August 2000 and the Flex-A-Span (R) patent expires in August 2008. The Company also holds the patents for Flex-A-Seal (R) and Flex-A-Span (R) in Holland and in Canada. The Company also holds a U.S. patent which covers its ThermoStor (R), a diffuser system that receives, stores and dispenses both chilled and warm water in and from the same storage tank. The ThermoStor (R) patent expires in March 2010. The Company acquired a patent for a Floating Deck Support Apparatus (R) for aluminum roofs, this patent expires on January 24, 2001.
The Company has applied for patents for two other products it has developed.
The Company has developed the RS 1000 Tank Mixer (R) which controls sludge build-up in crude oil tanks through resuspension. Also the Company has designed the Firesafe (R) which is an environmentally safe alternative to underground storage tanks that meets the stringent requirements of UFC 77-203
(d)(2), NFPA 30, EPA and Underwriter's Laboratories. While the Company believes that the protection of its patents is important to its business, it does not believe that these patents are essential to the success of the Company.

Regulation

Various environmental protection laws have been enacted and amended during the past 20 years in response to public concern over the environment. The operations of the Company and its customers are subject to these evolving laws and the related regulations, which are enforced by the EPA and various other federal, state and local environmental, safety and health agencies and authorities. Although the Company believes that its operations are in material compliance with such laws and regulations, there can be no assurance that significant costs and liabilities will not be incurred due to increasingly stringent environmental restrictions and limitations. Historically, however, the cost of measures taken to comply with these laws has not had a material adverse effect on the financial condition of the Company. In fact, the proliferation of such laws has led to an increase in the demand for some of the Company's products and services. A discussion of the principal environmental laws affecting the Company and its customers is set forth below.

Air Emissions Requirements. The EPA and many state governments have adopted legislation and regulations, subjecting many owners and operators of storage vessels and tanks to strict emission standards the regulations prohibit the storage of certain volatile organic liquids ("VOLs") in open-top tanks and require tanks which store VOLs to be equipped with primary and/or secondary roof seals mounted under a fixed or floating roof. Related regulations also impose continuing seal inspection and agency notification requirements on tank owners and prescribe certain seal requirements. Under recent EPA regulations, for example, floating roofs on certain large tanks constructed or modified after July 1984 must be equipped with one of three alternative continuous seals mounted between the inside wall of the tank and the edge of the floating roof. These seals include a foam or liquid-filled seal mounted in contact with the stored petroleum product; a combination of two seals mounted one above the other, the lower of which may be vapor mounted; and a mechanical shoe seal, composed of a metal sheet held vertically against the inside wall of the tank by springs and connected by braces to the floating roof.

Though Company facilities themselves are generally not subject to such requirements, these and other similar regulations have resulted in the implementation of ongoing tank maintenance and inspection programs by many owners and operators of ASTs. These programs also generally result in additional tank repairs, maintenance and modifications which provide a market for the Company's services.

Amendments to the Federal Clean Air Act adopted in 1990 require, among other things, that refineries produce cleaner burning gasoline for sale in certain large cities where the incidence of volatile organic compounds in the
atmosphere exceeds prescribed levels leading to ozone depletion.   Refineries
are undergoing extensive modifications to develop and produce acceptable reformulated fuels that satisfy the Clean Air Act Amendments. Such modifications, are anticipated to cost refineries several billion dollars, and require the use of specialized construction services such as those provided by the Company. A significant number of refineries have completed changes to produce "reformulated fuels", principally refineries serving specific areas of the U.S.; however, there are a substantial number of refineries that have not made the change.

Water Protection Regulations.   Protection of groundwater and other water
resources from spills and leakage of hydrocarbons and hazardous substances from storage tanks and pipelines has become a subject of increasing legislative and regulatory attention, including releases from ASTs. Under Federal Clean Water Act regulations, owners of most ASTs are required to prepare spill prevention, control and countermeasure ("SPCC") plans detailing steps that have been taken to prevent and respond to spills and to provide secondary containment for the AST to prevent contamination of soil and groundwater. These plans are also subject to review by the EPA, which has authority to inspect covered ASTs to determine compliance with SPCC requirements.

Various states have also enacted groundwater legislation that has materially affected owners and operators of petroleum storage tanks. The adoption of such laws has prompted many companies to install double bottoms on their storage tanks to lessen the chance that their facilities will discharge or release regulated chemicals. State statutes regarding protection of water resources have also induced many petroleum companies to excavate product pipelines located in or near marketing terminals, to elevate the pipelines aboveground and to install leak detection systems under the pipelines.

In the event hydrocarbons are spilled or leaked into groundwater or surface water from an AST that the Company has constructed or repaired, the Company could be subject to lawsuits involving such spill or leak. To date, the Company has not suffered a material loss resulting from such litigation.

Hazardous Waste Regulations. The Resource Conservation and Recovery Act of 1976 ("RCRA") provides a comprehensive framework for the regulation of generators and transporters of hazardous waste, as well as persons engaged in the treatment, storage and disposal of hazardous waste. Under state and federal regulations, many generators of hazardous waste are required to comply with a number of requirements, including the identification of such wastes, strict labeling and storage standards, and preparation of a manifest before the waste is shipped off site. Moreover, facilities that treat, store or dispose of hazardous waste must obtain a RCRA permit from the EPA, or equivalent state agency, and must comply with certain operating, financial responsibility and site closure requirements.

In 1990, the EPA issued its Toxicity Characteristic Leaching Procedure ("TCLP") regulations, subsequently, these regulations have been amended. Under the TCLP regulations, wastes containing prescribed levels of any one of several identified substances,including organic materials found in refinery wastes and waste-waters (such as benzene), will be characterized as "hazardous" for RCRA purposes.

As a result, some owners and operators of facilities that produce hazardous wastes are being required to make modifications to their facilities or operations in order to remain outside the regulatory framework or to come
into compliance with the Subtitle C requirements.   Many petroleum refining,
production, transportation and marketing facilities are choosing to replace existing surface impoundments with storage tanks and to equip certain of the remaining impoundments with secondary containment systems and double liners. Accordingly, the Company believes that the promulgation of the TCLP regulations are having a positive impact on its tank construction and modification business.

Amendments to RCRA require the EPA to promulgate regulations banning the land disposal of hazardous wastes, unless the wastes meet certain treatment standards or the particular land disposal method meets certain waste containment criteria. Regulations governing disposal of wastes identified as hazardous under the TCLP, for example, could require water drained from the bottom of many petroleum storage tanks to be piped from the tanks to a separate facility for treatment prior to disposal. Because the TCLP regulations can, therefore, provide an incentive for owners of petroleum storage tanks to reduce the amount of water seepage in the tanks, the Company believes that the regulations have and will continue to positively influence sales of its Flex-A-Seal(R) roof seals, which materially reduce the amount of water seepage into tanks.

CERCLA. The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as "Superfund", authorizes the EPA to identify and clean up sites contaminated with hazardous substances and to recover the costs of such activities, as well as damages to natural resources, from certain classes of persons specified as liable under the statute. Such persons include the owner or operator of a site and companies that disposed or arranged for the disposal of hazardous substances at a site. Under CERCLA, private parties which incurred remedial costs may also seek recovery from statutorily responsible persons. Liabilities imposed by CERCLA can be joint and several where multiple parties are involved. Many states have adopted their own statutes and regulations to govern investigation and cleanup of, and liability for, sites contaminated with hazardous substances or petroleum products.

Although the liabilities imposed by CERCLA (and other environmental legislation) are more directly related to the activities of the Company's clients, they could under certain circumstances give rise to liability on the part of the Company if the Company's efforts in completing client assignments were considered arrangements related to the transport or disposal of hazardous substances belonging to such clients. In the opinion of management, however, it is unlikely that the Company's activities will result in any liability under either CERCLA or other environmental regulations in an amount which will have a material adverse effect on the Company's operations or financial condition, and management is not aware of any current liability of the Company based on such a theory.

Oil Pollution Act. The Oil Pollution Act of 1990 ("OPA") established a new liability and compensation scheme for oil spills from onshore and offshore facilities. Section 4113 of the OPA directed the President to conduct a study to determine whether liners or other secondary means of containment should be used to prevent leaking or to aid in leak detection at onshore facilities used for storage of oil. The Company believes that its business would be positively affected by any regulations eventually promulgated by EPA that required liners and/or secondary containment be used to minimize leakage from ASTs. While the regulation has not, to date, been enacted, the industry designs secondary containment in all new tanks being built and, in general, secondary containment is installed in existing tanks when they are taken out of service for other reasons, in anticipation of this regulation.

Health and Safety Regulations. The operations of the Company are subject to the requirements of the Occupational Safety and Health Act ("OSHA") and comparable state laws. Regulations promulgated under OSHA by the Department of Labor require employers of persons in the refining and petrochemical industries, including independent contractors, to implement work practices, medical surveillance systems, and personnel protection programs in order to protect employees from workplace hazards and exposure to hazardous chemicals. In addition, in response to recent accidents in the refining and petrochemical industries, new legislation and regulations including OSHA's Process Safety Management Standard ("PSM") requiring stricter safety requirements have been enacted. Under PSM, employers and contractors must ensure that their employees are trained in and follow all facility work practices and safety rules and are informed of known potential hazards. The Company has established comprehensive programs for complying with health and safety regulations. While the Company believes that it operates safely and prudently, there can be no assurance that accidents will not occur or that the Company will not incur substantial liability in connection with the operation of its business.

The State of California has promulgated particularly stringent laws and regulations regarding health and safety and environmental protection. The Company's operations in California are subject to strict oversight under these laws and regulations and the failure to comply with these laws and regulations could have a negative impact on the Company.

Executive Officers of the Company

The executive officers of the Company and their ages and positions are listed below.

      Name             Age                      Position
- - -----------------     -----  ---------------------------------------------

 Doyl D. West         54    Chairman, President & Chief Executive Officer
 C. William Lee       56    Vice President-Finance, Chief Financial Officer
 Bradley S. Vetal     40    President, Matrix Service, Inc.
 Martin L. Rinehart   58    Assistant to President, Matrix Service, Inc.
 Robert B. Wagoner    53    Vice President-Engineering, Matrix Service, Inc.
 James D. Baker       48    President, Midwest Industrial Contractors, Inc.
 Tim S. Selby         48    President, San Luis Tank Piping Construction, Inc.
 Richard C. Gray, II  45    President, Colt Construction Co., Inc.
 Robert A. Heath      49    President, Heath Engineering, Ltd.
 Sample D. Brown      61    Chief Executive Officer, Brown Steel Contractors,
                                Inc.
 Mark A. Brown        39    President, Brown Steel Contractors,Inc.

Doyl D. West is a founder of the Company and has served as a director since the Company's inception in 1984. Mr. West served as President of the Company from 1984 to November 1992. Mr. West reassumed the duties of President and Chief Executive Officer in September 1994. Prior to founding the Company,
Mr. West served in various capacities with Tank Service, Inc., most recently as President. Tank Service, Inc. was engaged in repair and maintenance of the tankage in refineries and marketing and pipeline terminals.

C. William Lee is a founder of the Company and has served as its Vice President-Finance and as a director since the Company's inception. Prior to 1984, Mr. Lee served as Vice President-Finance and Secretary/Treasurer of Tank Service, Inc.

Bradley S. Vetal has been with the Company since January 1987 and has served as President of Matrix Service, Inc. since June 1, 1992. From June 1991 through May 1992, he served as Vice President of Eastern Operations of Matrix Service Mid-Continent, Inc. From January 1987 to June 1991, Mr. Vetal served in various capacities within Matrix. Effective June 1, 1996 Mr. Vetal assumed a newly created position of Vice President-Tank Division of Matrix Service Company. This position is responsible for all AST operations.

Martin L. Rinehart is a founder of the Company and served as the Vice President-Operations of the Company from its inception to June 1992. Since June 1992, he has served as Assistant to the President of Matrix Service, Inc. From 1980 until 1984, Mr. Rinehart served as Executive Vice President of Tank Service, Inc.

Robert B. Wagoner has served as Matrix Service, Inc.'s Vice President-Engineering since 1985. From 1979 to 1984, Mr. Wagoner served as Vice President-Operations and Manager of Operations Services for Tank Service, Inc.

James D. Baker has served as President of Midwest Industrial Contractors since June 1, 1995. From 1993 to June 1995, Mr. Baker has served as Manager of Engineering and Estimating for Midwest. From 1988 to 1993, Mr. Baker served as Manager of Capital Construction and Maintenance-Turnaround Planning for
Sun Refining & Marketing Company. Prior to working for Sun, Mr. Baker worked for Edecon, Inc. and Refractory Construction, Inc. as an engineer and estimator involved in maintenance and capital work for the petrochemical industry. Mr. Baker holds a BSME degree from Lawrence Institute of Technology.

Tim Selby is a founder of San Luis Tank Piping Construction, Inc. and has served as its President since 1975. Mr. Selby graduated from Fresno State University in 1970 with a degree in Business Administration.

Richard C. Gray is a founder of Colt Construction and has served as President of Colt since June 1, 1994. From 1989 to 1994, Mr. Gray served as Vice President and General Manager in charge of all field operations for Colt.
Prior to 1989, Mr. Gray worked for ARCO Products Company as contract supervisor with overall responsibility for contracting all engineering, construction and maintenance services. Mr. Gray holds a Bachelor of Science degree in Business Administration from Ferris State University.

Robert A. Heath has served as President of Heath Engineering, Ltd. since 1976. He graduated in 1971 from Queen's University in Kingston, Ontario Canada with a degree of Bachelor Science in Electrical Engineering. Upon graduation, Mr. Heath worked with his father, William Heath in management of William R. Heath Company. When his father retired, Mr. Heath became President and started Heath Engineering Ltd. He has been registered with the Association of Professional Engineers since July 19, 1973.

Sample D. Brown has served as Chief Executive Officer of Brown Steel Contractors, Inc. since 1992. After graduating from Auburn University in 1956, Mr. Brown joined the company and has served in various management positions, including President and Chairman of the Board. Mr. Brown is a son of Mr. & Mrs. E.W. Brown, Sr., the co-founders of Brown Steel.

Mark A. Brown has served as President of Brown Steel Contractors, Inc. since 1992. After graduating from Auburn University in 1979, Mr. Brown joined the company and has served in various management capacities in all phases of company operations. Mr. Brown is a grandson of the original company founders, and the son of Sample D. Brown.

Item 2.  Properties

The executive offices of the Company are located in a 20,400 square foot facility owned by the Company and located in Tulsa, Oklahoma. A 3,000 square foot warehouse and engineering testing shop is located on the premises and is also owned by the Company. The Company also owns a 13,500 square foot facility in Tulsa where its Midwest operations are headquartered, a 40,000 square foot fabrication shop and 25,000 square feet of warehouse and maintenance shop space adjacent to Midwest's executive offices. The Company owns a 64,000 square foot facility located on 13 acres of land leased from the Tulsa Port of Catoosa which is used for the fabrication of tanks and tank parts. The Company also owns a 22,000 square foot facility in Tulsa, Oklahoma for Tulsa regional operations, a 13,300 square foot facility in Temperance, Michigan for the Michigan regional operations and a 8,800 square foot facility in Houston, Texas for Houston regional operations. The Company owns 143,300 square foot and 41,000 square foot facilities, located on 6.5 acres and 31.8 acres, respectively, in Newnan, Georgia which are used for the fabrication of elevated tanks. Also, the Company owns a 1,806 square foot facility located in Sarnia, Quebec, Canada. The Company leases offices in Anaheim, Bay Point, Carson and Paso Robles, California; Rancocas, New Jersey and Bellingham, Washington. The aggregate lease payments for these leases during fiscal 1996 were approximately $646 thousand. The Company has purchased land and plans to construct a 34,000 square foot facility with an anticipated completion date of April 1997. The facility in Bellingham, Washington will consolidate all of the Colt operations in the Bellingham area. The Company believes its facilities, after completion of the Bellingham location, are adequate for its present needs.

Item 3. Legal Proceedings

The Company and its subsidiaries are named defendants in several lawsuits arising in the ordinary course of their business. While the outcome of lawsuits cannot be predicted with certainty, management does not expect these lawsuits to have a material adverse impact on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the Company's fiscal year ended May 31, 1996.

PART II

Item 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters

Price Range of Common Stock

The Common Stock has traded on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation ("NASDAQ") System since the Company's initial public offering on September 26, 1990. The trading symbol for the Common Stock is "MTRX". The following table sets forth the high and low closing sale prices for the Common Stock on the National Market System as reported by NASDAQ for the periods indicated:


                                            Fiscal Year
                                      1995              1996
                                   ------------    ------------
                                   High    Low     High    Low
                                   ------------    ------------
           First Quarter.........  $4.63  $3.00    $7.63  $4.88

           Second Quarter........   5.38   3.88     7.25   5.00

           Third Quarter.........   4.88   4.00     7.13   4.88

           Fourth Quarter........   7.13   4.38     5.25   3.00


                                   Fiscal Year
                                      1997
                                  ------------
                                  High    Low

      First Quarter.............. $6.75  $5.00


As of August 26, 1996, there were approximately 134 holders of record of the Common Stock. The Company believes that the number of beneficial owners of its Common Stock is substantially greater than 134.

Dividend Policy

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors the Board of Directors may deem relevant. Certain of the Company's credit agreements restrict the Company's ability to pay dividends.

Item 6. Selected Financial Data

The following table sets forth selected historical financial information for the Company covering the five years ended May 31, 1996. See the Notes to the Company's consolidated financial statements.

[CAPTION]


                                                                  (in thousands, except per share data)
                                                                           Matrix Service Company
                                            ------------------------------------------------------------------------------
Income Statement Data:                        May 31, 1996   May 31, 1995   May 31, 1994     May 31, 1993  May 31, 1992
                                            ------------------------------------------------------------------------------
Revenues.....................................  $183,725        $177,516      $133,480        $103,776        $123,108

Gross profit.................................    16,618          13,914        16,488          15,688          22,537

Operating income.............................     4,719           1,456         4,566           6,518          15,025

Income (loss) before income tax expense......     4,398            (455) (1)    4,655           6,886          15,745

Net income (loss) ...........................     2,449            (189)        2,717           4,060           9,186

Earnings (loss) per common and common
equivalent shares............................       .26            (.02)          .29             .42             .92

Weighted average common and
common equivalent shares outstanding.........     9,529          9,283          9,467           9,683          10,009

                                                                           Matrix Service Company
                                            ------------------------------------------------------------------------------

                                              May 31, 1996   May 31, 1995   May 31, 1994     May 31, 1993    May 31, 1992
                                              ------------------------------------------------------------------------------
Balance Sheet Data:

Working capital..............................  $26,370         $26,800       $20,070          $26,549         $29,243

Total assets.................................  105,757         105,729       100,902           83,374          83,012

Long-term obligations........................    4,847           8,467         5,194            4,141           2,393

Deferred tax liability.......................    5,088           4,698         4,145              899             232

Stockholders' equity  .......................   73,034          70,820        69,487           66,400          64,908


(1) Includes a $1.4 million loss from the Company's investment in Al-Shafai-
Midwest Constructors, Ltd., which is being liquidated. See "Item 7-Management's
Discussion and Analysis of Financial Condition and Results of Operations."


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company was organized in October 1989 to become a holding company of Matrix and Petrotank. The discussion and analysis presented below is of the consolidated financial statements of these companies and the Company's other subsidiaries since the date of acquisition, including (i) Tank Supply, Inc.,
(ii) after October 3, 1990, Midwest, (iii) after June 1, 1991, San Luis, (iv) after December 30, 1992, Colt, (v) after June 10, 1993, Heath, (vi) after
April 1, 1994, Brown, and (vii) after August 26, 1994, Mayflower.

The Company recognizes revenues from fixed price contracts using the percentage of completion accounting method which measures progress on an uncompleted contract based on the amount of costs incurred for such project compared with the total amount of costs expected to be incurred through the completion of the project.

Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred plus the estimated fee earned.

The Company has experienced an increase in revenues during the last three fiscal years. Fiscal 1994 included a full year for Heath and two months of Brown. For fiscal 1995, Mayflower was included for nine months. All acquired companies were included for the full year for fiscal 1996. Incremental revenues, gross profit and selling, general and administrative expenses attributable to the results of operations of acquired companies not included in the prior year are as follows:

                                           (in thousands)

                                    Year ended       Year ended
                                   May 31, 1995     May 31, 1994
                                   ------------     ------------

             Revenues                  $765            $5,836
             Gross Profit                44             1,205
             Selling, general &
             Administrative expenses     35               963

The Company expects a continued demand for its services in the foreseeable future. Management believes that the percentage growth of its revenues for fiscal 1997 will be as strong as fiscal year 1996, but not as strong as during the two previous fiscal years. The limitation to growth for the last three fiscal years was due to decreased demand for the Company's services. Limitations on growth capacity also reflect the seasonal nature of the Company's refinery turnaround activities, which creates pressure to expand the supervisory staff during the turnaround seasons. The Company continues to recruit, hire and train additional project engineers and project managers, and the Company's ability to continue to grow will depend, in part, on its ability to continue this process, and a stronger demand for the Company's services.

The Company's quarterly results may tend to fluctuate from period to period, due primarily to the timing of turnarounds performed by the Company. Generally, the Company performs a substantial percentage of its turnaround projects in two periods - February through May and September through November. Historically, these are the time periods when most refiners temporarily shutdown certain operating units for maintenance, repair or modification prior to changing their product mix in anticipation of a seasonal shift in product demand. Consequently, the Company's second quarter ending November 30 and its fourth quarter ending May 31 will typically include greater revenues from turnarounds than its first quarter or its third quarter.

Results of Operations

The following table presents, for the periods indicated, the percentage relationship which certain items in the Company's statement of operations bear to revenues, and the percentage increase or decrease in the dollar amount of such items. The following data should be read in conjunction with the financial statements of the Company and the notes thereto contained elsewhere in this Form 10-K. Revenues for fiscal year ending May 31, 1994 were positively affected by the inclusion of Heath operations for 12 months and Brown operations for two months. Revenues for fiscal year ending May 31, 1995 were positively affected by the inclusion of Mayflower for nine months.


                                             Percentage of Revenues        |
                                               Years ended May 31,         |    Period-to-Period Change
                                         ----------------------------------|----------------------------
                                                                                    |      1996         1995
                                                                           |       vs.          vs.
                                            1996       1995       1994     |      1995         1994
                                          --------   --------   --------   |   ---------     --------
                                                                           |
    Revenues...........................    100.0 %    100.0 %    100.0 %   |       3.5%          33.1%
    Cost of revenues...................     91.0       92.2       87.6     |       2.1           39.8
                                                                           |
    Gross profit.......................      9.0        7.8       12.4     |      19.4          (15.6)
                                                                           |
    Selling, general and administrative                                    |
        expenses.......................      5.9        6.2        7.8     |      (1.3)           4.6
                                                                           |
    Operating income...................      2.6        0.8        3.4     |     224.1          (68.1)
                                                                           |
    Interest income....................      0.2        0.1        0.2     |     175.8          (53.3)
                                                                           |
    Income before income tax                                               |
        expense........................       2.4       (0.3)       3.5    |    1066.6         (109.8)
                                                                           |
    Net income.........................       1.3%     (0.1)%      2.0%    |    1395.8%        (107.0)%
                                          ========   ========   ========   |  ========       =========


Fiscal 1996 Compared to Fiscal 1995

Revenues for the year ended May 31, 1996 were $183.7 million as compared to revenues of $177.5 million for the year ended May 31, 1995, representing an increase of approximately $6.2 million or 3.5%. The increase was primarily due to increased revenues for the Company's services in both refinery maintenance and aboveground storage tank markets.

Gross profit increased to $16.6 million for the year ended May 31, 1996 from gross profit of $13.9 million for the year ended May 31, 1995, an increase of approximately $2.7 million or 19.4%. Gross profit as a percentage of revenues increased to 9.0% in the 1996 period from 7.8% for the 1995 period. The Company continues to experience pricing pressure as a result of intense competition in its established markets; however, the demand for the Company's services has improved during the year. Customer inquiry levels and the available projects for repairs and maintenance and new construction of AST's and refinery maintenance have been improving during the year.

Selling, general and administrative expenses decreased to $10.8 million for the year ended May 31, 1996 from expenses of $10.9 million for the year ended May 31, 1995, a decrease of $143 thousand or approximately 1.3%. The decrease was due to reduction of certain administrative personnel. Selling, general and administrative expenses as a percentage of revenues decreased to 5.9% for fiscal 1996 from 6.2% for fiscal 1995.

Operating income increased to $4.7 million for the year ended May 31, 1996 from $1.5 million for the year ended May 31, 1995, an increase of $3.2 million or approximately 224.1%. The increase was due to increased revenue, improved gross profit margin, and decreases in selling, general and administrative expenses.

Due to changes in the economic conditions in Saudi Arabia, there is a shortage of work available of the nature performed by the foreign joint venture Al Shafai-Midwest Constructors, Ltd. It is management's opinion that those conditions will last for several years. The venture partners, Saud Al Shafai and Sons Contractors and the Company, are in the process of liquidating the joint venture. At May 31, 1995, the Company had reduced its carrying value of the investment in this joint venture to the estimated recovery amount upon completion of the liquidation. The Company recorded a loss of $1.4 million for the year ended May 31, 1995. The Company had no expenses related to the joint venture for the year ended May 31, 1996.

Interest income increased to $411 thousand for the year ended May 31, 1996 from $149 thousand for the year ended May 31, 1995. This increase resulted from interest earned on the refund of certain state and federal income taxes received during the year. Interest expense decreased to $815 thousand for the year ended May 31, 1996 from $897 thousand of interest expense for the year ended May 31, 1995. The decrease resulted primarily from decreased borrowing under the Company's revolving credit facility and a term loan established thereunder. Under this facility, a $4.9 million term loan was made to the Company on October 5, 1994, and $3.5 million remains outstanding at May 31, 1996.

Net income increased to $2.4 million for the 1996 period from a net loss income of $189 thousand for the 1995 period. The increase was due to improved gross profit margin, decreased selling, general and administrative expenses, and no losses from investment in foreign joint venture as compared with the prior year.

Fiscal 1995 Compared to Fiscal 1994

Brown's operations are included in the Company's operations for the full year ended May 31, 1995. Only two months of Brown's operations were included in the Company's operations in the prior year.

Revenues for the year ended May 31, 1995 were $177.5 million as compared to revenues of $133.5 million for the year ended May 31, 1994, representing an increase of approximately $44.0 million or 33.1%. The increase was primarily due to increased revenues forthe Company's services in its refinery maintenance and aboveground storage tank markets, and the Brown acquisition.

Gross profit decreased to $13.9 million for the year ended May 31, 1995 from gross profit of $16.5 million for the year ended May 31, 1994, a decrease of approximately $2.6 million or 15.6%. Gross profit as a percentage of revenues decreased to 7.8% in the 1995 period from 12.4% for the 1994 period. The Company had continued to experience pricing pressure as a result of intense competition in its established markets. The Company had priced its projects very competitively and the Company had increased its level of lower-margin work.

Selling, general and administrative expenses increased to $10.9 million for the year ended May 31, 1995 from expenses of $10.4 million for the year ended May 31, 1994, an increase of $482 thousand or approximately 4.6%. The increase was due to the inclusion of Brown for the full year as compared with only two months of the prior year partially offset by decreases from the reduction of certain administrative personnel. Selling, general and administrative expenses as a percentage of revenues decreased to 6.2% for fiscal 1995 from 7.8% for fiscal 1994.

Operating income decreased to $1.5 million for the year ended May 31, 1995 from $4.6 million for the year ended May 31, 1994, a decrease of $3.1 million or approximately 68.1%. The decrease was due to reduced gross profit margin, and increases in selling, general and administrative expenses.

Due to changes in the economic conditions in Saudi Arabia, there is a shortage of work available of the nature performed by the foreign joint venture Al Shafai-Midwest Constructors, Ltd. It was management's opinion that these conditions would last for several years. The venture partners, Saud Al
Shafai and Sons Contractors and the Company, are in the process of liquidating the joint venture. The Company had reduced the carrying value of its investment in this joint venture to the estimated recovery amount upon completion of the liquidation. The Company recorded a loss of $1.4 million for the year ended May 31, 1995 and $200 thousand loss for the year ended
May 31, 1994, in conjunction with the joint venture.

Interest income decreased to $149 thousand for the year ended May 31, 1995 from $318 thousand for the year ended May 31, 1994. This decrease resulted from lower interest rates and a lower amount of funds invested during the 1995 period as compared with the 1994 period. Interest expense increased to $897 thousand for the year ended May 31, 1995 from $546 thousand of interest expense for the year ended May 31, 1994. The increase resulted primarily from increased borrowing under the Company's revolving credit facility and a term loan established thereunder. Under this facility a $4.9 million term loan was made to the Company on October 5, 1994, and $4.6 million remained outstanding at May 31, 1995. Other income for fiscal 1995 was primarily from life insurance proceeds offset by the closing of the office in Qatar and moving that equipment to another facility of the Company for fiscal 1995. The other income for fiscal 1994 was substantially the gain on the sale of the subsidiary, TCI, to a group of key employees in December 1993.

Net income decreased to a loss of $189 thousand for the 1995 period from net income of $2.7 million for the 1994 period. The decrease was due to reduced gross profit margin, increased selling, general and administrative expenses, loss from investment in foreign joint venture and increased interest expense.

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled approximately $1.9 million at May 31, 1996, a decrease of $77 thousand from May 31, 1995.

The Company has financed its operations recently with cash generated by operations and advances under the Company's credit facility. The Company has a credit facility with a commercial bank under which the Company may borrow a total of $20.0 million. The Company may borrow up to $15.0 million under a revolving credit agreement based on the level of the Company's eligible receivables. The agreement provides for interest at the Prime Rate minus one-half of one percent (1/2 of 1%), or a LIBOR based option, and matures on October 31, 1997. At May 31, 1996, the interest rate was 7.75% and the outstanding advances under the revolver totaled $2.0 million. The credit facility also provides for a term loan up to $5.0 million. On October 5, 1994, a term loan of $4.9 million was made to the Company. The term loan is due on August 31, 1999 and is to be repaid in 54 equal payments beginning in March 1995 at an interest rate based upon the Prime Rate. At May 31, 1996, the interest rate on the term loan was 8.25%, and the outstanding balance was $3.5 million.

Operations of the Company provided $9.6 million of cash for the year ended
May 31, 1996 as compared with providing $624 thousand of cash for the year ended May 31, 1995, representing an increase of approximately $9.0 million. The increase was due to increased net income of $2.6 million, an increase of $446 thousand from the collection of accounts and $1.4 million from loss on foreign joint venture (in prior year), an increase of $2.4 million from prepaid expenses and inventory, a net increase of $443 thousand of costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs and estimated earnings and a net efund of income taxes of $1.2 million. These increases are net of decreases of $168 thousand from depreciation and amortization, and a $193 thousand decrease from accounts payable and accrued liabilities.

Capital expenditures during the year ended May 31, 1996 totaled approximately $3.4 million. Of this amount, approximately $401 thousand was used to purchase trucks for field operations, and approximately $2.6 million was used to purchase welding, construction, and fabrication equipment. The Company has invested approximately $337 thousand in furniture and fixtures during the year, which includes approximately $191 thousand invested in computer equipment for operations and automated drafting. The Company has currently budgeted approximately $4.0 million for capital expenditures for fiscal 1997. The Company expects to beable to finance these expenditures with working capital. The Company believes that its existing funds, amounts available from borrowing under its existing credit facility, and cash generated by operations will be sufficient to meet the Company's working capital needs at least through fiscal 1997 and possibly thereafter unless significant expansions of operations not now planned are undertaken, in which case the Company would arrange additional financing as a part of any such expansion.

Other

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which required impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1997 and, based on current circumstances, does not believe the effect of adoption will be significant.

Certain Factors Influencing Results and Accuracy of Forward-Looking
Statements

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Discussions containing such forward-looking statements may be found in the material set forth under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as within the Annual Report generally. In addition, when used in this Annual Report, the words "believes" and "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. In the normal course of its business, the Company, in an effort to help keep it shareholders and the public informed about the Company's operations, may from time to time issue certain statements, either in writing or orally, that contain or may contain forward-looking information. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. Such forward-looking statements are subject to a number of risks and uncertainties. As noted elsewhere in this Annual Report, all phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are beyond the control of the Company, and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

The following discussion outlines certain factors that in the future could affect the Company's consolidated results and cause them to differ materially from those that may be set forth in any forward-looking statement made by or on behalf of the Company. The Company cautions the reader, however, that this list of risk factors may not be exhaustive.

Competition. The Company competes with numerous large and small companies, some of which have greater financial and other resources than the Company. Competition within both the Aboveground Storage Tank Work and Hydrocarbon Process Services is intense and is based on quality of service, price, safety considerations and availability of personnel. See "Business-Other
Business Matters-Competition."

Market Factors. The Company is dependent on the petroleum storage and refining operations of the petroleum industry, and a downturn in that industry could negatively affect its operations. The Company's hydrocarbon processing operations focus primarily on the refining industry. The refining industry has undergone significant changes in the past decade with respect to product composition, costs of petroleum products, and refinery capacity and utilization. Although the Company believes that these changes in the industry have positively affected its business, changes could occur that decrease the industry's dependence on the type of services the Company provides. See "Business-Aboveground Storage Tank Operations-Hydrocarbon Process Services."

Availability of Supervisory Personnel. The Company employs in their operations project supervisors with substantial experience and training. The growth of the businesses will depend on, and may be restricted by, their ability to retain these personnel and to recruit and train additional supervisory employees. The competition to recruit qualified supervisor staff is intense.

Labor Markets. The operations of the Company are labor intensive. The Company has employed up to 650 workers for a single project, and many of the workers employed by the Company are represented by labor unions and are covered by collective bargaining agreements. Although the Company has to date, been able to employ sufficient labor to complete their projects, changes in labor market conditions could restrict the availability of workers or increase the cost of such labor, either of which could adversely affect the Company. In addition, the operations of the Company could be adversely affected by a strike or work stoppage. See "Business-Other Business Matters-Employees."

Fluctuations in Quarterly Results. The operating results of Hydrocarbon Process Services and, to a lesser degree, the Aboveground Storage Tank Operations, may be subject to significant quarterly fluctuations, affected primarily by the timing of planned maintenance projects at customers' facilities. Generally, the Company's turnaround projects are undertaken in two primary periods-February through May and September through November-when refineries typically shut down certain operating units to make changes to adjust to seasonal shifts in product demand. As a result, the Company's quarterly operating results can fluctuate materially. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company."

Environmental Regulation. The operations of the Company have been affected positively by the promulgation of stricter environmental laws and more stringent enforcement of existing laws. Although the Company's future business success is not dependent on increased environmental regulation, decreased regulation and enforcement could adversely affect the demand for the services provided by the Company. See "Business-AST Market and Regulatory Background-Other Business Matters."

Potential Liability and Insurance. The operations of the Company involve the use of heavy equipment and exposure to construction hazards, with attendant significant risks of liability for personal injury and property damage. While the Company believes that it operates safely and prudently, there can be no assurance that accidents will not occur or that the Company will not incur substantial liability in connection with the operation of its business. In addition, recent accidents within the refining and petrochemical industries may result in additional regulation of independent contractors serving those industries. See "Business-Other Business Matters-Regulation." The Company maintains workers compensation insurance, general liability insurance and auto liability insurance, but such insurance is subject to coverage limits of $2.0 million per accident or occurrence. The Company also maintains an umbrella policy with coverage limits of $10.0 million in the aggregate. Such insurance includes coverage for losses or liabilities relating to environmental damage orpollution. Although the Company believes that they conduct their operations prudently and that they minimize their exposure to such risks, the Company could be materially adversely affected by a claim that was not covered or only partially covered by insurance. See "Business-Other Business Matters-Insurance."

Item 8. Financial Statements and Supplementary Data

Reference is made to the financial statements, the report thereon, the notes thereto and supplementary data commencing at page F-1 of this Annual Report on Form 10-K, which financial statements, report, notes and data are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

The information relating to the identification, business experience and directorships of each director and nominee for director of the Company required by Item 401 of Regulation S-K will be presented in the section the section
entitled "Election of Directors - Nominees" of the Company's definitive proxy statement for the annual meeting of stockholders for fiscal 1996, and is hereby incorporated by reference; if the definitive proxy statement for the 1996 annual stockholders' meeting is not filed with the Securities and Exchange Commission within 120 days of the end of the Company's 1996 fiscal year, the Company will amend this Annual Report and include such the amendment. See Item 1. "Business - Executive Officers of the Company" for information relating to the identification and business experience of the Company's executive officers.

Item 11.

Executive Compensation

The information relating to the compensation of directors and officers required by Item 402 of Regulation S-K will be presented in the section entitled "Election of Directors-Executive Compensation" of the Company's definitive proxy statement for the annual meeting of stockholders for fiscal 1996 and is hereby incorporated by reference; if the definitive proxy statement for the 1996 annual stockholders' meeting is not filed with the Securities and Exchange Commission within 120 days of the end of the Company's 1996 fiscal year, the Company will amend this Annual Report and include such information in the amendment.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information relating to security ownership required by Item 403 of Regulation S-K will be presented in the sections entitled "Voting Securities and Principal Stockholders" and "Election of Directors Nominees" of the Company's definitive proxy statement for the annual meeting of stockholders for fiscal 1996 and is hereby incorporated by reference; if the definitive proxy statement for the 1996 annual stockholders' meeting is not filed with the Securities and Exchange Commission within 120 days of the end of the Company's 1996 fiscal year, the Company will amend this Annual Report and include such information in the amendment.

Item 13. Certain Relationships and Related Transactions

The information relating to relationships and transactions required by Item 404 of Regulation S-K will be presented in the section entitled "Election of Directors - Certain Transactions" of the Company's definitive proxy statement for the annual meeting of stockholders for fiscal 1996, and is hereby incorporated by reference; if the definitive proxy statement for the 1996 annual stockholders' meeting is not filed with the Securities and Exchange Commission within 120 days of the end of the Company's 1996 fiscal year, the Company will amend this Annual Report and include such information in the amendment.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1 and 2 Financial Statements of the Company

Report of Independent Auditors. F-2

Consolidated Balance Sheets as of May 31, 1996 and 1995. F-3

Consolidated Statements of Income for the years ended May 31, 1996, 1995 and 1994. F-5

Consolidated Statements of Changes in Stockholders' Equity for the years ended May 31, 1996, 1995 and 1994. F-6


Consolidated Statements of Cash Flows for the years ended May 31,
1996, 1995 and 1994. F-7

Notes to Consolidated Financial Statements F-9


Quarterly Financial Data (Unaudited) F-20

All schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule.

3.  List of Exhibits

2.1

Asset Purchase Agreement, dated December 30, 1992, among Matrix Service Company, Colt Acquisition Company, and Colt Construction Company, Duncan Electric Company, Edward C. Darling and Richard
C. Gray II. (Exhibit 2.1 to the Company's Annual Report on Form 10-K (File NO. 0-18716), filed August 27, 1993, is hereby incorporated by reference).

2.2

Stock Purchase Agreement, dated June 10, 1993, among the Company, Heath Acquisition Corporation and HC Resources, Limited, Heath Engineering, Limited and Heath Engineering (Tank Maintenance) Limited. (Exhibit 2.2 to the Company's Annual Report on Form 10-K (File No. 0-18716), filed August 27, 1993, is hereby incorporated by reference).

2.3

Stock Purchase Agreement, dated February 22, 1994, by and among
Matrix Service Company and the shareholders of Georgia Steel
Fabricators, Inc. (Exhibit 2.1 to the Company's Current Report on
Form 8-K (File No. 0-18716) filed March 7, 1994, is hereby incorporated by reference).

3.1

Restated Certificate of Incorporation (Exhibit 3.1 to the
Company's Registration Statement on Form S-1 (No. 33-36081), as amended, filed July 26, 1990 is hereby incorporated by reference).

3.2

Bylaws, as amended (Exhibit 3.2 to the Company's Registration
Statement on Form S-1 (No. 33-36081) as amended, filed July 26,
1990 is hereby incorporated by reference).

4.1

Specimen Common Stock Certificate (Exhibit 4.1 to the Company's
Registration Statement on Form S-1 (File No. 33-36081), as amended, filed July 26, 1990 is hereby incorporated by reference).

+ 10.1

Matrix Service Company 1990 Incentive Stock Option Plan (Exhibit
10.14 to the Company's Registration Statement on Form S-1 (File
No. 33-36081), as amended, filed July 26, 1990 is hereby incorporated by reference.

+ 10.2

Matrix Service Company 1991 Stock Option Plan (Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991 (File No. 0-18716) is hereby incorporated by reference).

10.3

Asset Purchase Agreement, dated June 23, 1990, as amended, among
Matrix Environmental Company, Midwest Acquisition Corporation and
Midwest Industrial Contractors, Inc. and certain of its shareholders (Exhibit 10.15 to the Company's Registration
Statement on Form S-1 (No. 33-36081), as amended, filed July 26,
1990 is hereby incorporated by reference).

10.4

Standard Industrial Lease, dated June 30, 1989, between Matrix
Service, Inc. and the Kinney Family Trust (Exhibit 10.16 to the
Company's Registration Statement on Form S-1 (No. 33-36081), as amended, filed July 26, 1990 is hereby incorporated by reference).

10.5

Agreement and Plan of Reorganization, dated March 22, 1991, by and among Matrix Service Company, San Luis Acquisition Corporation, West Coast Acquisition Corporation, San Luis Tank Piping Construction Co., Inc., West Coast Industrial Coatings, Inc. and Tim S. Selby (Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File No. 33-39823), as amended, filed April 8, 1991 is hereby incorporated by reference).

10.6

Registration Rights Agreement, dated June 1, 1992, between the
Company and Tim Selby (Exhibit 10.8 to the Company's Registration
Statement on Form S-1 (File No. 33-48373) filed June 4, 1992 is hereby incorporated by reference).

10.7

Lease Agreement, dated May 30, 1991, between Tim S. Selby and Stephanie W. Selby as Co-Trustees of the Selby Living Trust dated October 20, 1983, Tim S. Selby and Stephanie W. Selby, and Richard Chafin, Trustee of the Selby Children's Trust 1 dated December 12, 1983 and San Luis Tank Piping Construction Co., Inc. (Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 33-48373) filed June 4, 1992 is hereby incorporated by reference).

+ 10.8

Employment and Noncompetition Agreement, dated June 1, 1991, between West Coast Industrial Coatings, Inc. and San Luis Tank Piping Construction Co., Inc., and Tim S. Selby (Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 33-48373) filed June 4, 1992 is hereby incorporated by reference).

10.9

Revolving Credit Agreement, dated August 30, 1994, by and among the Company and its subsidiaries, and Liberty Bank & Trust Company of Tulsa, N.A. (Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 (File No. 0-18716) is hereby incorporated by reference).

10.10

Promissory Note (Revolving Note), dated October 31, 1995, by and between the Company and its subsidiaries, and Liberty Bank & Trust Company of Tulsa, N.A. (Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 (File No. 0-18716) is hereby incorporated by reference).

10.11

Promissory Note (Term Note), dated August 30, 1994, by and between the Company and its subsidiaries, and Liberty Bank &
Trust Company of Tulsa, N.A. (Exhibit 10.11 to the Company's
Annual Report on Form 10-K for the fiscal year ended May 31, 1995
(File No. 0-18716) is hereby incorporated by reference).

10.12

Security Agreement, dated August 30, 1994, by and among the Company and its subsidiaries, and Liberty Bank & Trust Company of Tulsa, N.A. (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 (File No. 0-18716) is hereby incorporated by reference).

10.13

Promissory Note, dated December 30, 1992, by and between the Company, Colt Acquisition Company and Colt Construction Company and Duncan Electric Company. (Exhibit 10.17 to the Company's Annual Report on Form 10-K (File No. 0-18716), filed August 27, 1993, is hereby incorporated by reference).

+ 10.14

Employment and Noncompetition Agreement, dated June 10, 1993, between Heath Engineering, Limited and Robert Heath. (Exhibit
10.18 to the Company's Annual Report on Form 10-K (File No. 0-18716), filed August 27, 1993, is hereby incorporated by reference).

10.15

Share Purchase Agreement, dated June 11, 1993, between Robert
Heath and Heath Acquisition Corporation. (Exhibit 10.19 to the
Company's Annual Report on Form 10-K (File No. 0-18716), filed
August 27, 1993, is hereby incorporated by reference).

+ 10.16

Employment and Noncompetition Agreement dated February 22, 1994, between Brown Steel Contractors, Inc. and Mark A. Brown (Exhibit
99.2 to the Company's Current Report on Form 8-K, (File No. 0-
18716), filed March 7, 1994, is hereby incorporated by reference).

+ 10.17

Employment and Noncompetition Agreement dated February 22, 1994, between Brown Steel Contractors, Inc. and Sample D. Brown
(Exhibit 99.3 to the Company's Current Report on Form 8-K, (File
No. 0-18716), filed March 7, 1994, is hereby incorporated by reference).

10.18

Lease Agreement, dated January 1, 1994, between Colt Properties, a Washington partnership, the partners being Wayne N. Berry, Richard C. Gray and Edward C. Darling, and Colt Construction Company. (Exhibit 10.22 to the Company's Annual Report on Form 10-K (File No. 0-18716), filed August 24, 1994, is hereby incorporated by reference).

10.19

Asset Purchase Agreement by and among Matrix Service Company, Mayflower Asset Acquisition Corporation, and Mayflower Vapor Seal Corp., dated August 26, 1994. (Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 (File No. 0-18716) is hereby incorporated by reference).

+ 10.20

Matrix Service Company 1995 Nonemployee Directors' Stock Option
Plan (Exhibit 4.3 to the Company's Registration Statement on Form
S-8 (File No. 333-2771), filed April 24, 1996 is hereby incorporated by reference).

*  11.1  Computation of Per Share Earnings.
*  27    Financial Data Schedule.
*  21.1  Subsidiaries of Matrix Service Company.
*  23.1  Consent of Ernst & Young LLP.
*  Filed herewith.
+  Management Contract or Compensatory Plan.
(b)  Reports on Form 8-K:  None