Form 10-Q
period 1996-08-31
MATRIX SERVICE CO
filed 1996-10-15
CIK 866273

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  August 31, 1996

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

                                             Yes  [X]    No [ ]

As of October 14, 1996, there were 9,491,153 shares of the Company's common stock, $.0l par value per share, issued and 9,319,572 shares outstanding.

                            PART I.- FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                                        Matrix Service Company
                                Condensed Consolidated Statements of Income
                             (in thousands, except share and per share data)
[CAPTION]

                                            Three Months Ended
                                                August 31
                                         -----------------------
                                                (unaudited)
                                             1996         1995
                                          ---------    ---------
Revenues                                  $39,630      $43,161

Cost of revenues                           35,665       38,840
                                          --------     --------
Gross profit                                3,965        4,321

Selling, general and
     administrative expenses                2,459        2,591

Goodwill and noncompete
     amortization                             216          279
                                          --------     --------
Operating income                            1,290        1,451

Other income (expense):
    Interest income                            29           30
    Interest expense                         (114)        (216)
    Other                                     (49)          38
                                          --------     --------
Income before income tax expense            1,156        1,303

Provision for federal and state
     income tax expense                       524          752
                                          --------     --------
Net income                                   $632         $551
                                          ========     ========

Net income per common and
common equivalent shares:

     Primary                                $0.07        $0.06
     Fully diluted                          $0.07        $0.06

Weighted average common and
common equivalent shares outstanding:

      Primary                            9,523,982    9,400,625
      Fully diluted                      9,523,982    9,405,226

See Notes to Condensed Consolidated Financial Statements

                                             Matrix Service Company
                                      Condensed Consolidated Balance Sheets
                                                 (in thousands)
                                       August 31,    May 31,
                                          1996        1996
                                      -----------   ---------
                                      (unaudited)

ASSETS:

Current assets:

Cash and cash equivalents             $  1,376     $  1,899

   Accounts receivable                  26,085       29,205

   Costs and estimated earnings
        in excess of billings on
        uncompleted contracts           11,705       12,122

        Inventories                      4,783        4,149

        Prepaid expenses                   278          179

        Deferred taxes                     995          995

        Income tax receivable              338          609
                                      ---------     --------

    Total current assets                45,560       49,158

Investment in undistributed equity
of a foreign joint venture                 374          374

Property, plant and equipment at cost:

Land and buildings                      14,436       14,528

Construction equipment                  22,936       23,414

Transportation equipment                 5,275        4,990

Furniture and fixtures                   2,749        2,806

Construction in progress                 1,623          189
                                       --------     --------

                                        47,019       45,927

   Less accumulated depreciation        18,017       17,065
                                       --------     --------
Net property, plant and equipment       29,002       28,862

   Goodwill, net of accumulated
   amortization                         26,906       27,033

    Other assets                           316          330
                                      ---------    ---------
Total assets                          $102,158     $105,757
                                      =========    =========


See Notes to Condensed Consolidated Financial Statements

                                             Matrix Service Company
                                      Condensed Consolidated Balance Sheets
                                                 (in thousands)
                                            August 31,    May 31,
                                               1996        1996
                                          ------------   ---------
                                           (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:
    Current liabilities:

    Accounts payable                       $  7,145     $  9,026

    Billings on uncompleted contracts in
    excess of costs and estimated earnings    5,108        4,353

    Accrued expenses                          6,125        7,780

    Current portion of long-term debt         1,619        1,629
                                           ---------    ---------

    Total current liabilities                19,997       22,788

    Long-term debt:

    Bank credit agreement                     1,000        2,000

    Acquisition notes payable                   264          397

    Term note payable                         2,178        2,450
                                           ---------    ---------
Total long-term debt                          3,442        4,847

    Deferred income taxes                     5,041        5,088

    Stockholders' equity:

    Common stock                                 95           95

    Additional paid-in capital               50,927       50,927

    Retained earnings                        24,234       23,617

    Cumulative translation adjustment          (108)        (107)
                                           ---------    ---------
                                             75,148       74,532
     Less:

     Treasury stock, at cost                  1,470        1,498
                                           ---------    ---------
Total stockholders' equity                   73,678       73,034
                                           ---------    ---------

Total liabilities and stockholders'
     equity                                $102,158     $105,757
                                           ========     ========

See Notes to Condensed Consolidated Financial Statements

                                      Matrix Service Company
                             Condensed Consolidated Cash Flow Statements
                                           (in thousands)
                                         Three Months Ended
                                              August 31
                                             (unaudited)
                                        --------------------
                                           1996        1995
                                        --------    --------
Cash flow from operating activities:

Net income                               $  632      $  551

Adjustments to reconcile net income
to net cash provided by operating
activities:

Depreciation and amortization             1,392       1,428

Changes in current assets and
liabilities increasing
(decreasing) cash:

Accounts receivable                       3,120       1,433

Costs and estimated earnings in
excess of billings on uncompleted
contracts                                   417      (2,548)

    Inventories                            (634)        379

    Prepaid expenses                        (99)       (107)

    Accounts payable                     (1,881)     (1,185)

    Billings on uncompleted
    contracts in excess of
    costs and estimated earnings            755         403

    Taxes and other accruals             (1,432)      1,716

    Other                                    (2)          7
                                        ---------    --------
    Net cash provided by
    operating activities                  2,268       2,077

    Cash flow from investing activities:

    Capital expenditures                 (1,459)       (713)

    Proceeds from sale of equipment          21           8

    Acuisition of subsidiary,
       net of cash acquired                  47           -
                                        --------     --------
Net cash used in investing activities    (1,391)       (705)

                                  Matrix Service Company
                         Condensed Consolidated Cash Flow Statements
                                       (in thousands)
                                              Three Months Ended
                                                   August 31
                                                  (unaudited)
                                            ----------------------
                                                1996        1995
                                            ----------    --------


Cash flows from financing activities:

     Repayment of acquisition payables         (133)        (964)
     Repayment of equipment notes               (10)         (12)
     Issuance of long-term debt               1,000        1,000
     Repayments of long-term debt            (2,272)      (2,272)
     Issuance of stock                           14            3
                                            --------      -------
        Net cash used in
          financing activities               (1,401)      (2,245)
        Cumulative translation adjustment         1           16
                                            --------      -------

Decrease in cash and cash equivalents          (523)        (857)

Cash and cash equivalents at beginning
  of period                                   1,899        1,976
                                            --------      -------

Cash and cash equivalents at end
  of period                                  $1,376       $1,119
                                            ========      =======

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

The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended May 3l, 1996, included in the Company's Annual Report on Form 10-K for the year then ended. The Company's business is seasonal; therefore, results for any interim period may not necessarily be indicative of future operating results.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended August 31, 1996 Compared to Three Months Ended
August 31, 1995

Revenues for the quarter ending August 31, 1996 were $39.6 million as compared to revenues of $43.2 million for the quarter ended August 31, 1995, representing a decrease of approximately $3.5 million or 8.2%. The decrease is due principally to decreased revenues from the Company's new construction of aboveground storage tanks as compared with the same period in 1995 as a result of less new tank work in the West Coast area for the current period.

Gross profit increased to $4.0 million for the quarterly period ending August 31, 1996. Gross profit as a percentage of revenues remained flat at 10% for the 1996 period compared to the 1995 period. The Company is experiencing some improvement in the demand for its products and services in its established markets.

Selling, general and administrative expenses decreased to $2.5 million for the quarterly period ending August 31, 1996 from expenses of $2.6 million for the quarterly period ended August 31, 1995, a decrease of $132 thousand or approximately 5% and representing as a percentage of revenues, an increase to 6.2% for the 1996 period from 6.0% for the 1995 period. The decrease in expenses for the 1996 period was due to decreases in administrative costs as compared with the 1995 period. The amortization of noncompetition expense decreased for the 1996 period as compared to the 1995 period due to the expiration of certain noncompetition agreements at May 31, 1996, which were fully amortized at May 31, 1996.

Operating income decreased to $1.3 million for the quarterly period ending August 31, 1996 from income of $1.5 million for the quarterly period ended August 31, 1995, or a decrease of $161 thousand. The decrease was due to a lower gross profit, partially offset by lower administrative costs and lower expenses from the amortization of noncompetition agreements.

Interest expense decreased to $114 thousand for the quarterly period ending August 31, 1996 from $216 thousand of interest expense for the quarterly period ended August 31, 1995. The decrease resulted primarily from decreased borrowing under the Company's revolving credit facility and a term loan established on August 24, 1994. During the period there was an average of $1.5 million outstanding under the term loan.

Net income increased to $632 thousand for the quarterly period ending August 31, 1996 from net income of $551 thousand for the quarterly period ended August 31, 1995. The increase was due principally to decreased provision for income tax for the 1996 period as compared to the 1995 period. The greater income tax provision for the 1995 period resulted from the tax requirement on certain transactions related to foreign operations which were discontinued during the 1995 period.

Liquidity and Capital Resources

The Company has financed its operations recently with cash generated by operations and advances under the Company's credit facility. The Company has a credit facility with a commercial bank under which the Company may borrow a total of $20.0 million. The Company may borrow up to $15.0 million under a revolving credit agreement based on the level of the Company's eligible receivables. The agreement provides for interest at the Prime Rate minus one-half of one percent (1/2 of 1%), or a LIBOR based option, and matures on October 31, 1997. At August 31, 1996, the interest rate was 7.75% and the outstanding advances under the revolver totaled $1.0 million. The credit facility also provides for a term loan up to $5.0 million. On October 5, 1994, a term loan of $4.9 million was made to the Company. The term loan is due on August 31, 1999 and is to be repaid in 54 equal payments beginning in March 1995 at an interest rate based upon the Prime Rate. At August 31, 1996, the interest rate on the term loan was 8.25%, and the outstanding balance was $3.3 million.

Operations of the Company provided $2.3 million of cash for the three months ended August 31, 1996 as compared with providing cash from operations of $2.1 million for the three months ended August 31, 1995, representing an increase of approximately $193 thousand. The increase was primarily the result of increased collection of accounts receivable of $1.7 million and a net increase of $3.3 million in costs and estimated earnings in excess ofbillings on uncompleted contracts and offset by net decreases of $1.0 million from inventory purchases and a decrease from taxes and other accruals of $3.1 million.

Capital expenditures during the three month period ended August 31, 1996 totaled approximately $1.5 million. The Company has invested approximately $421 thousand in transportation equipment to be used to support field operations and $700 thousand for land and a building for a new facility in the Pacific Northwest. In addition, approximately $203 thousand was used to purchase welding and construction equipment for field operations. The Company has currently budgeted approximately $4.3 million for additional capital expenditures during the remainder of fiscal year 1997 primarily to be used to purchase construction equipment. The Company expects to be able to finance such expenditures with available working capital.

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

              A.  Exhibit 11 - Computation of earnings per share.

              B.  Reports on Form 8-K: None

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            MATRIX SERVICE COMPANY

Date:  October 15, 1996         By: /s/C. William Lee
                                    ------------------------
                                    C. William Lee
                                    Vice President-Finance
                                    Chief Financial Officer
                                    Signing on behalf of the
                                    registrants the registrant's
                                    chief financial officer.