Form 10-Q
period 1996-11-30
MATRIX SERVICE CO
filed 1997-01-14
CIK 866273

UNITED STATES
                                       SECURITIES AND EXCHANGE COMMISSION
                                             WASHINGTON, D.C.  20549

                                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  November 30, 1996

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

                                             Yes  [X]    No [ ]

As of January 13, 1997, there were 9,491,153 shares of the Company's common stock, $.01 par value per share, issued and 9,321,612 shares outstanding.

                                         PART I.- FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                                             Matrix Service Company
                                   Condensed Consolidated Statements of Income
                                 (in thousands, except share and per share data)
[CAPTION]

                              Three Months Ended        Six Months Ended
                                  November 30              November 30
                              ------------------        -----------------
                                 (unaudited)               (unaudited)
                              1996         1995         1996         1995
                              ------------------        -----------------
[MULTIPLIER]                1,000

Revenues                     $48,212      $48,262      $87,842      $91,423

Cost of revenues              43,574       43,948       79,239       82,788
                            --------      -------      -------      -------
Gross profit                   4,638        4,314        8,603        8,635

Selling, general and
  administrative expenses      2,719        2,695        5,178        5,286

Goodwill and noncompete
  amortization                   216          279          432          558
                            --------      -------      -------      -------
Operating income               1,703        1,340        2,993        2,791

Other income (expense):
  Interest income                 28           21           57           51
  Interest expense              (115)        (229)        (229)        (444)
  Other                          116           (8)          67           29
                            --------      --------     -------      --------
Income before income
  tax expense                  1,732        1,124        2,888        2,427

Provision for federal and
state income tax expense         778          454        1,302        1,206
                            --------      -------      -------      -------

Net income                      $954         $670       $1,586       $1,221
                            ========      =======      =======      =======

Net income per common and
common equivalent shares:

     Primary                   $0.10        $0.07        $0.17         $0.13
     Fully diluted             $0.10        $0.07        $0.17         $0.13

Weighted average common and
common equivalent shares
outstanding:

      Primary               9,569,550    9,443,620    9,555,545     9,426,047
      Fully diluted         9,569,550    9,443,620    9,562,788     9,438,015

See Notes to Condensed Consolidated Financial Statements

[MULTIPLIER]                1,000

                                             Matrix Service Company
                                      Condensed Consolidated Balance Sheets
                                                 (in thousands)
                                       November 30,   May 31,
                                          1996         1996
                                       -----------  ---------
                                      (unaudited)
ASSETS:

Current assets:

Cash and cash equivalents             $    398     $  1,899

   Accounts receivable                  29,197       29,205

   Costs and estimated earnings
        in excess of billings on
        uncompleted contracts           15,563       12,122

        Inventories                      5,001        4,149

        Prepaid expenses                   268          179

        Deferred taxes                     995          995

        Income tax receivable              338          609
                                      --------      -------

    Total current assets                51,760       49,158

Investment in undistributed equity
of a foreign joint venture                 374          374

Property, plant and equipment:

Land and buildings                      14,482       14,528

Construction equipment                  23,171       23,414

Transportation equipment                 5,423        4,990

Furniture and fixtures                   2,801        2,806

Construction in progress                 2,529          189
                                       -------      -------

                                        48,406       45,927

   Less accumulated depreciation        19,046       17,065

   Net property, plant and equipment    29,360       28,862

   Goodwill, net of accumulated
   amortization                         26,711       27,033

    Other assets                           301          330
                                      --------     --------

    Total assets                      $108,506     $105,757
                                      ========     ========


See Notes to Condensed Consolidated Financial Statements

[MULTIPLIER]                1,000

                                             Matrix Service Company
                                      Condensed Consolidated Balance Sheets
                                                 (in thousands)
                                          November 30,   May 31,
                                             1996        1996
                                          ------------  ---------
                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:
    Current liabilities:

    Accounts payable                       $ 9,805      $ 9,026

    Billings on uncompleted contracts in
    excess of costs and estimated earning    6,139        4,353

    Accrued expenses                         6,217        7,780

    Current portion of long-term debt        1,618        1,629
                                           -------      -------

    Total current liabilities               23,779       22,788

    Long-term debt:

    Bank credit agreement                    3,000        2,000

    Acquisition payable                        132          397

    Term notes                               1,906        2,450
                                           -------      -------

    Total long-term debt                     5,038        4,847

    Deferred income taxes                    5,041        5,088

    Stockholders' equity:

    Common stock                                95           95

    Capital in excess of par value          50,927       50,927

    Retained earnings                       25,150       23,617
                                           -------      -------

      Total capital and
         retained earnings                  76,172       74,639

     Less:

     Treasury stock, at cost                 1,427        1,498

     Cumulative translation adjustment          97          107
                                           -------      -------

     Total stockholders' equity             74,648       73,034
                                           -------      -------

     Total liabilities and stockholders'
     equity                               $108,506     $105,757
                                          ========     ========

See Notes to Condensed Consolidated Financial Statements

[MULTIPLIER]                1,000

                                             Matrix Service Company
                                   Condensed Consolidated Cash Flow Statements
                                                 (in thousands)
                                          Six Months Ended
                                            November 30
                                            (unaudited)
                                         1996        1995
                                         -----------------
Cash flow from operating activities:

Net income                               $1,586      $1,221

Adjustments to reconcile net income
to net cash provided by (used in)
operating activities:

Depreciation and amortization             2,795       2,945

Changes in current assets and
liabilities increasing
(decreasing) cash:

Accounts receivable                           8      (2,296)

Costs and estimated earnings in
  excess of billings on uncompleted
  contracts                              (3,441)     (3,013)

    Inventories                            (852)        311

    Prepaid expenses                        (89)       (104)

    Accounts payable                        779      (2,241)

    Billings on uncompleted contracts
      in excess of costs and estimated
      earnings                            1,786         945

    Taxes receivable and other accruals  (1,340)      3,775

    Other                                    34          42
                                         ------      ------

    Net cash provided by
      operating activities                1,266       1,585

    Cash flow from investing activities:

    Capital expenditures                 (3,049)    (1,321)

   Acquisition of subsidiary,
       net of cash acquired                  47        (18)
       Other, net                            36          -
                                         ------      ------

    Net cash used in investing
    activities                           (2,966)    (1,339)

                                             Matrix Service Company
                                   Condensed Consolidated Cash Flow Statements
                                                 (in thousands)
                                                Six Months Ended
                                                  November 30,
                                                  (unaudited)
                                               1996         1995
                                              ------       ------

    Cash flows from financing activities:

        Repayment of acquisition payables      (265)      (1,145)
        Repayment of equipment notes            (11)         (30)
        Issuance under long-term credit
           agreement                          3,000        5,500
        Repayments under long-term
           credit agreement                  (2,000)      (2,000)
        Repayment of long-term debt            (544)        (544)
        Issuance of stock                         -            3
        Change in treasury stock                 19            -
                                             ------       ------

             Net cash provided by
             financing activities               199        1,784
                                             ------       ------
        Increase in cash and cash
           equivalents                       (1,501)       2,030

   Cash and cash equivalents at beginning
        of period                             1,899        1,976
                                             ------       ------

    Cash and cash equivalents at end
        of period                            $  398       $4,006
                                             ======       ======

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended November 30, 1996 Compared With The Three Months Ended November 30, 1995

Revenues for the quarter ended November 30, 1996 were $ 48.2 million as compared to revenues of $48.3 million for the quarter ended November 30, 1995, representing a small change as compared with the same period in 1995.

Gross profit increased to $ 4.6 million for the quarterly period ended November 30, 1996 from gross profit of $4.3 million for the quarterly period ended November 30, l995, an increase of approximately $324 thousand or 7.5%. Gross profit as a percentage of revenues increased to 9.6% for the 1996 period from 8.9% for the 1995 period. The increase in gross profit percentage for the current period as compared with the prior period is due to some improvement in pricing, and lower operating costs.

Selling, general and administrative expenses remained flat at approximately $2.7 million for the quarterly period ended November 30, 1996 as compared to the quarterly period ended November 30, 1995. Selling, general and administrative expenses as a percentage of revenues remained the same at 5.6%, for the current period as compared to the prior period.

Operating income increased to $1.7 million for the quarterly period ended November 30, 1996 from income of $1.3 million for the quarterly period ended November 30, 1995, an increase of $363 thousand or approximately 27.1%. The increase in operating profit was due to improved gross profit margins and a reduction in amortization expense.

Interest expense decreased to $115 thousand for the quarterly period ended November 30, 1996 from $229 thousand of interest expense for the quarterly period ended November 30, 1995. The decrease resulted primarily from a decreased level of borrowing under the Company's credit facility.

Net income increased to $954 thousand for the quarterly period ended
November 30, 1996 from net income of $670 thousand for the quarterly period ended November 30, 1995, an increase of $284 thousand or 42.4%. The increase was due to improved gross profit margin from the Company's established markets, miscellaneous income, that is of a nonrecurring nature, and decreased interest expense for the 1996 period as compared with the 1995 period.

Six Months Ended November 30, 1996 Compared With The Six Months Ended November 30, 1995

Revenues for the six months ended November 30, 1996 were $87.8 million as compared to revenues of $91.4 million for the six months ended November 30, 1995, representing a decrease of approximately $3.6 million or 3.9%. The decrease was due to decreased revenues from the Company's tank maintenance and construction operations in the six month period ended November 30, 1996, as compared with the same period in 1995. This decrease resulted primarily from a shortage of work available in the West Coast area during the current period.

Gross profit decreased slightly to $8.60 million for the six months ended November 30, 1996 from gross profit of $8.63 million for the six months ended November 30, 1995. Gross profit as a percentage of revenues increased slightly to 9.8% for the 1996 period from 9.4% for the 1995 period. The increase in gross profit percentage for the current period as compared with prior period is due to some improvement in pricing and lower operating costs.

Selling, general and administrative expenses remained relatively flat at $5.2 million for the six months ended November 30, 1996 compared to the six months ended November 30, 1995, with a slight decrease of $108 thousand or approximately 2.0%. Selling, general and administrative expenses as a percentage of revenues increased slightly to 5.9% for the current period as compared with 5.8% for the 1995 period. The increase in the selling, general and administrative expenses as a percentage of revenues for the current period as compared to the prior period is due to the lower revenues.

Operating income increased to $3.0 million for the six months ended November 30, 1996 from income of $2.8 million for the six months ended November 30, 1995, an increase of $202 thousand or approximately 7.2%. The increase was due to lower selling, general and administrative expenses and a decrease in amortization of expenses.

Net income increased to $1.6 million in the 1996 period from net income of $1.2 million in 1995. The increase was due to improved gross margin percentage, a lower interest expense, decreased selling, general and administrative expenses and decreased amortization expenses.


Liquidity and Capital Resources

The Company has financed its operations recently with cash generated by operations and advances under the Company's credit facility. The Company has a credit facility with a commercial bank under which the Company may borrow a total of $20.0 million. The Company may borrow up to $15.0 million under a revolving credit agreement based on the level of the Company's eligible receivables. The agreement provides for interest at the Prime Rate minus one-half of one percent (1/2 of 1%), or a LIBOR based option, and matures on October 31, 1998. At November 30, 1996, the interest rate was 7.75% and the outstanding advances under the revolver totaled $3.0 million. The credit facility also provides for a term loan of up to $5.0 million.
On October 5, 1994, a term loan of $4.9 million was made to the Company.
The term loan is due on August 31, 1999 and is to be repaid in 54 equal payments beginning in March 1995 at an interest rate based upon the Prime Rate. At November 30, 1996, the interest rate on the term loan was 8.25%, and the outstanding balance was $3.0 million.

Operations of the Company provided $1.3 million of cash for the six months ended November 30, 1996 as compared with providing cash from operations of $1.6 million for the six months ended November 30, 1995, representing a decrease of approximately $319 thousand. The decrease was primarily the result of increased collection of accounts receivable of $2.3 million, an increase of $413 thousand in billings in excess of cost and estimated earnings on uncompleted contracts and an increase of $3.0 million in accounts payable all of which were offset by a $1.2 million increase in inventories and a decrease of $5.1 million from taxes and other accruals.

Capital expenditures during the six month period ended November 30, 1996 totaled approximately $3.0 million. The Company has invested approximately $682 thousand in transportation equipment to be used to support field operations and $882 thousand for land and a building for a new facility in the Pacific Northwest. In addition, approximately $1.3 million was used to purchase welding and construction equipment for field operations. The Company has currently budgeted approximately $2.8 million for additional capital expenditures during the remainder of fiscal year 1997 primarily to be used to purchase construction equipment. The Company expects to be able to finance such expenditures with available working capital.

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

PART II

OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders:

The Company's annual meeting of stockholders was held in Tulsa, Oklahoma at 10:00 a.m. local time, on Tuesday, October 22, 1996. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement, and all nominees were elected.

Out of a total of 9,315,972 shares of the Company's common stock outstanding and entitled to vote, 7,870,840 shares were present at the meeting in person or by proxy, representing approximately 84.5 percent. Matters voted upon at the meeting were as follows:

a) Election of six directors to serve on the Company's board of directors. Messrs. Bradley, Curry, Lee, West, Wood and Zink were elected to serve until the 1997 Annual Meeting. The vote tabulation with respect to each nominee was as follows:

                                                   Authority
              Nominee              For             Withheld
          ---------------      -----------      -------------
          Doyl D. West          7,862,551           8,289

          C. William Lee        7,862,081           8,759

          Hugh E. Bradley       7,848,662          22,178

          Robert L. Curry       7,851,962          18,878

          William P. Wood       7,854,162          16,678

          John S. Zink          7,850,662          20,178

b) There were 7,863,706 shares voted for the ratification of the appointment of Ernst & Young LLP as the Company's independent public accountants, with 3,664 shares voted against, 3,470 abstentions, and zero broker non-votes.

ITEM 6.  Exhibits and Reports on Form 8-K:

A. Exhibit 11 - Computation of earnings per share.

B.  Reports on Form 8-K: None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY


Date:  January 13, 1997

By:  /s/C. William Lee
    -------------------
     C. William Lee
     Vice President-Finance
     Chief Financial Officer
     Signing on behalf of the registrant and
     as the registrant's chief financial officer.