Form 10-Q
period 1997-02-28
MATRIX SERVICE CO
filed 1997-04-14
CIK 866273

UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, D.C.  20549

                                            FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 1997

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

                                             Yes  [X]    No [ ]

     As of April 14, 1997, there were              shares of the Company's
     common stock, $.01 par value per share, issued and              shares
     outstanding.

                                         PART I.- FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                                           Matrix Service Company
                                Condensed Consolidated Statements of Income
                              (in thousands, except share and per share data)
[CAPTION]

                              Three Months Ended        Nine Months Ended
                                 (unaudited)              (unaudited)
                          ----------------------------------------------------
                          February 28, February 29,  February 28, February 29,
                             1997         1996          1997         1996
                          ------------ ------------  ------------ ------------
[MULTIPLIER]                1,000

Revenues                     $42,305      $39,951      $130,147     $131,375

Cost of revenues              38,224       35,965       117,463      118,743
                             -------      -------      --------     ---------

Gross profit                   4,081        3,986        12,684       12,632

Selling, general and
  administrative expenses      2,765        2,715         7,943        8,013

Goodwill and noncompete
  amortization                   216          279           648          836
                              ------       ------       -------      -------

Operating income               1,100          992         4,093        3,783

Other income (expense):
  Interest income                 67           49           124          100
  Interest expense              (136)        (207)         (365)        (651)
  Other                           28           11            95           40
                              ------       ------       -------      -------

Income before income
  tax expense                  1,059          845        3,947         3,272

Provision for federal
   and state income
   tax expense                   415          388        1,717         1,594
                              ------       ------       ------       -------

Net income                      $644         $457       $2,230        $1,678

Net income per common and
common equivalent shares:

     Primary                   $0.07        $0.05        $0.23         $0.18
     Fully diluted             $0.07        $0.05        $0.23         $0.18

Weighted average common and
common equivalent shares
outstanding:

      Primary               9,671,196    9,441,659    9,604,982     9,432,087
      Fully diluted         9,778,442    9,458,758    9,782,174     9,455,043

See Notes to Condensed Consolidated Financial Statements

[MULTIPLIER]                1,000

                                             Matrix Service Company
                                      Condensed Consolidated Balance Sheets
                                                 (in thousands)
                                       February 28,   May 31,
                                           1997        1996
                                       ----------   ---------
                                      (unaudited)
ASSETS:

Current assets:

Cash and cash equivalents             $  1,091     $  1,899

   Accounts receivable                  25,816       29,205

   Costs and estimated earnings
        in excess of billings on
        uncompleted contracts           14,322       12,122

        Inventories                      4,879        4,149

        Prepaid expenses                   274          179

        Deferred tax asset                 995          995

        Income tax receivable              274          609
                                      --------     --------

    Total current assets                47,651       49,158

Investment in undistributed equity
of a foreign joint venture                 374          374

Property, plant and equipment:

Land and buildings                      14,467       14,528

Construction equipment                  23,936       23,414

Transportation equipment                 5,383        4,990

Furniture and fixtures                   2,945        2,806

Construction in progress                 2,660          189
                                       -------      -------

                                        49,391       45,927

   Less accumulated depreciation        19,830       17,065
                                       -------      -------

   Net property, plant and equipment    29,561       28,862

   Goodwill, net of accumulated
   amortization                         26,516       27,033

    Other assets                           279          330
                                      --------     --------

    Total assets                      $104,381     $105,757
                                      ========     ========


See Notes to Condensed Consolidated Financial Statements

[MULTIPLIER]                1,000

                                             Matrix Service Company
                                      Condensed Consolidated Balance Sheets
                                                 (in thousands)
                                          February 28,   May 31,
                                             1997         1996
                                          -----------   ---------
                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:
    Current liabilities:

    Accounts payable                      $  7,212    $  9,026

    Billings on uncompleted contracts in
    excess of costs and estimated earnings   5,388       4,353

    Accrued expenses                         5,643       7,780

    Current portion of long-term debt        1,618       1,629
                                          --------    --------

    Total current liabilities               19,861      22,788

    Long-term debt:

    Bank credit agreement                    2,500       2,000

    Acquisition payable                          -         397

    Term note                                1,633       2,450
                                          --------    --------

    Total long-term debt                     4,133       4,847

    Deferred income taxes                    5,041       5,088

    Stockholders' equity:

    Common stock                                95          95

    Capital in excess of par value          50,927      50,927

    Retained earnings                       25,724      23,617
                                          --------    --------
        Total capital and
        retained earnings                   76,746      74,639

     Less:

     Treasury shares, at cost                1,274       1,498

     Cumulative translation adjustment         126         107
                                          --------    --------

     Total stockholders' equity             75,346      73,034

     Total liabilities and
     stockholders' equity                 $104,381    $105,757
                                          ========    ========

See Notes to Condensed Consolidated Financial Statements

[MULTIPLIER]                1,000

                                            Matrix Service Company
                                 Condensed Consolidated Cash Flow Statements
                                                 (in thousands)
                                        Nine Months Ended
                                           (unaudited)
                                    February 28,  February 29,
                                        1997          1996
                                    -----------   -----------
Operating activities:

Net income                               $2,230      $1,678

Adjustments to reconcile net income
to net cash provided by
operating activities:

Depreciation and amortization             4,062       4,375

Changes in current assets and
liabilities increasing
(decreasing) cash:

Accounts receivable                       3,389         464

Costs and estimated earnings in
  excess of billings on uncompleted
  contracts                              (2,200)     (2,528)

    Inventories                            (730)        489

    Prepaid expenses                        (95)        (75)

    Accounts payable                     (1,814)     (2,447)

    Billings on uncompleted contracts
      in excess of costs and estimated
      earnings                            1,035       3,374

    Taxes and other accruals             (1,849)      3,118

    Other                                   (25)         (4)
                                    -----------   ----------

    Net cash provided by
      operating activities                4,003       8,444

   Investing activities:

    Capital expenditures                 (4,331)     (2,456)

    Proceeds from sale of assets            117          55

   Acquisition of subsidiary                 47           -

       Foreign joint venture                  -          80

       Other, net                           (21)        (61)
                                    -----------    --------

    Net cash used in investing
    activities                           (4,188)     (2,382)

                                             Matrix Service Company
                                 Condensed Consolidated Cash Flow Statements
                                                 (in thousands)
                                               Nine Months Ended
                                                  (unaudited)
                                           February 28, February 29,
                                               1997         1996
                                           -----------  -----------


    Financing activities:

        Repayment of acquisition payable      ($  397)     ($1,277)
        Repayment of equipment notes              (10)           -
        Issuance under long-term credit
           agreement                            4,500        5,500
        Repayments under long-term
           credit agreement                    (4,000)      (7,500)
        Repayment of long-term debt              (817)        (817)
        Change in treasury stock                  101           15
        Other, net                                  -           11
                                           ----------    ---------

             Net cash in financing
                activities                       (623)      (4,068)
                                           ----------    ---------

        Increase (decrease) in cash
           and cash equivalents                  (808)       1,994

   Cash and cash equivalents at
      beginning of period                       1,899        1,976
                                           ----------    ---------

    Cash and cash equivalents at
       end of period                           $1,091       $3,970

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended February 28, 1997 Compared to Three Months
Ended February 29, 1996

Revenues for the quarter ended February 28, 1997 were $42.3 million as compared to revenues of $40.0 million for the quarter ended February 29, 1996, representing an increase of approximately $2.4 million or 5.9%. The increase is due to increased revenues from work related to refinery maintenance in the Northwest region of the U.S.

Gross profit remained level at $4.1 million for the quarterly period ended February 28, 1997 as compared to the quarterly period ended February 29, l996.

Selling, general and administrative expenses increased to $2.8 million for the quarterly period ended February 28, 1997 from expenses of $2.7 million for the quarterly period ending February 29, 1996, an increase of $50 thousand or approximately 1.8% and representing as a percentage of revenues, a decrease to 6.5% for the 1997 period from 6.8% for the 1996 period. The increase in expenses was due principally to annual escalation of certain expenses, such as salaries, offset by reduction in office expenses due to cost saving programs.

Operating income increased to $1.1 million for the quarterly period ended February 28, 1997 from $992 thousand for the quarterly period ended February 29, 1996, or an improvement of $108 thousand. The increase was due to an increase in gross profit and a reduction in amortization expense during the 1997 period as compared to the 1996 period.

Interest expense decreased to $136 thousand for the quarterly period ending February 28, 1997 from $207 thousand for the quarterly period ended February 29, 1996. The decrease resulted primarily from decreased borrowing under the Company's bank credit facility and lower amounts of acquisition debt outstanding.

Net income increased to $644 thousand for the quarterly period ended February 28, 1997 from $457 thousand for the quarterly period ended February 29, 1996. The increase was due to increased gross profit, lower amortization expense and lower interest expense for the 1997 period, as compared with the 1996 period.

Nine Months Ended February 28, 1997 Compared With The Nine Months
Ended February 29, 1996

Revenues for the nine months ended February 28, 1997 were $130.1 million as compared to revenues of $131.4 million for the nine months ended February 29, 1996, representing a decrease of approximately $1.3 million or 1.0%. The decrease was primarily due to lower revenues during the second quarter from the Company's tank maintenance operations as compared with the same period of the prior year. This decrease resulted primarily from a shortage of work available on the West Coast.

Gross profit remained level at $12.7 million for the nine months ended February 28, 1997 as compared with the nine months ended February 29, 1996. Gross margins in some markets have improved; however, the Company continues to experience some pricing pressure from refinery maintenance.

Selling, general and administrative expenses decreased to $7.9 million for the nine months ended February 28, 1997 from expenses of $8.0 million for the nine months ended February 29, 1996, a decrease of $70 thousand or approximately 0.9% and remaining at 6.1% of revenues for nine months ending February 28, 1997 as compared to the nine months ending February 29, 1996. The decrease in expenses was a result of improved cost controls.

Operating income increased to $4.1 million for the nine months ended February 28, 1997 from income of $3.8 million for the nine months ended February 29, 1996 an increase of $310 thousand or approximately 8.2%. The increase was due to lower selling, general and administrative expenses and lower amortization expense during the 1997 period as compared to the 1996 period.

Interest expense decreased to $365 thousand for the nine month period ending February 28, 1997 from $651 thousand of interest expense for the nine month period ended February 29, 1996. The decrease resulted primarily from decreased borrowing and lower average outstanding balances under the Company's credit facility during the nine month period of 1997 as compared with the 1996 period. Under this facility a $4.9 million term loan was made to the Company on October 5, 1994, and the balance outstanding at February 28, 1997 is $2.7 million.

Net income increased to $2.2 million for the 1997 period from net income of $1.7 million for the 1996 period. The increase in net income for the current period is due to lower interest, selling, general and administrative, and amortization expense as compared to the 1996 period.

Liquidity and Capital Resources

The Company has financed its operations recently with cash generated by operations and advances under the Company's credit facility. The Company has a credit facility with a commercial bank under which the Company may borrow a total of $20.0 million. The Company may borrow up to $15.0 million under a revolving credit agreement based on the level of the Company's eligible receivables. The agreement provides for interest at the Prime
Rate minus one-half of one percent (1/2 of 1%), or a LIBOR based option, and matures on October 31, 1997. At February 29, 1997, the interest rate was 7.75% and the outstanding advances under the revolver totaled $2.5 million. The credit facility also provides for a term loan up to $5.0 million. On October 5, 1994, a term loan of $4.9 million was made to the Company. The term loan is due on August 31, 1999 and is to be repaid in 54 equal payments beginning in March 1995 at an interest rate based upon the Prime Rate. At February 29, 1996, the interest rate on the term loan was 8.25%, and the outstanding balance was $2.7 million.

Operations of the Company provided $4.0 million of cash for the nine months ended February 28, 1997 as compared with providing cash from operations of $8.4 million for the nine months ended February 29, 1996, representing a decrease of approximately $4.4 million. The decrease was primarily the result of an increase in inventory of $1.2 million, and a decrease of $5.0 million in taxes and other accruals offset by a net increase of $2.6 million in billings on uncompleted contracts in excess of costs and estimated earnings and an increase of $1.2 million in inventory.

Capital expenditures during the nine month period ended February 28, 1997 totaled approximately $4.3 million. Of this amount approximately $1.4 million was used to purchase welding and construction equipment for field operations. The Company has invested approximately $950 thousand in transportation equipment to be used to support field operations. The Company has expended $1.4 million for a new facility in the northwest. This facility is expected to be completed in June of 1997. In addition, the Company has currently budgeted approximately $1.5 million for additional capital expenditures primarily to be used to purchase construction equipment during
the remainder of fiscal year 1997.    The Company expects to be able to
finance any such expenditures with available working capital.

The Company believes that its existing funds, amounts available for borrowing under its credit facility, and cash generated by operations will be sufficient to meet the Company's working capital needs at least through fiscal 1998 and possibly thereafter unless significant expansions of operations not now planned are undertaken, in which case the Company would arrange additional financing as a part of any such expansion.

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

                                MATRIX SERVICE COMPANY

Date:  April 14, 1997           By: /s/C. William Lee
                                    C. William Lee
                                    Vice President-Finance
                                    Chief Financial Officer
                                    Signing on behalf of the
                                    registrants the registrant's
                                    chief financial officer.