Form 10-K
period 1997-05-31
MATRIX SERVICE CO
filed 1997-08-29
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
      Washington, D.C.  20549
            FORM 10-K

(Mark One)

[X]    Annual Report Pursuant to Section 13 or 15(d) of the
       Securities  Exchange Act of 1934

       For the fiscal year ended May 31, 1997.

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

Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of the registrant's common stock (based upon the August 26, 1997 closing sale price of the common stock as reported by the NASDAQ National Market System) held by non-affiliates as of August 26, 1997 was approximately $72,370,042.

The number of shares of the registrant's common stock outstanding as of August 26, 1997 was 9,491,153 shares.

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

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

Item  13. Certain Relationships and Related Transactions

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


PART I

Item 1. Business
TABLE OF CONTENTS


Part I

                                                                Page
                                                                ----

Item 1. Business                                                  1

Item 2. Properties                                               14

Item 3. Legal Proceedings                                        14

Item 4. Submission of Matters to a Vote of Security Holders      14



Part II

Item 5. Market for the Registrant's Common Equity and
        Related Stockholder Matters                              15

Item 6. Selected Financial Data                                  16

Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations            17

Item 8. Financial Statements and Supplementary Data              22

Item 9. Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure                   22


Part III

Item 10. Directors and Executive Officers of the Registrant      23

Item 11. Executive Compensation                                  23

Item 12. Security Ownership of Certain Beneficial
         Owners and Management                                   23

Item  13. Certain Relationships and Related Transactions         23


Part IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K                                     24


       PART I

Item 1.  Business

Background

Matrix Service Company (the "Company") provides specialized on-site maintenance and construction services for petroleum refining and storage facilities and water storage tanks and systems for the municipal and private industry sector. Owners of these facilities use the Company's services in an effort to improve operating efficiencies and to comply with stringent environmental and safety regulations. Through its subsidiaries Matrix Service, Inc.("Matrix"), San Luis Tank Piping Construction Co., Inc., and an affiliated company West Coast Industrial Coatings, Inc. (collectively "San Luis"), Heath Engineering, Ltd., and an affiliated company ("Heath"), Brown Steel Contractors, Inc. and affiliated companies (collectively, "Brown") and Mayflower Vapor Seal Corporation ("Mayflower"), the Company provides maintenance and construction services and related products for large aboveground storage tanks ("ASTs") holding petroleum, petrochemical and other products and piping systems located at petroleum refineries and bulk storage terminals. Also, the Company provides field-erected, elevated and ground-level water tanks for the municipal and private industry sector. Through its subsidiaries, Midwest Industrial Contractors, Inc. ("Midwest"), and Colt Construction Company ("Colt"), the Company provides maintenance and construction services for refineries. Midwest and Colt specialize in performing "turnarounds", which involve complex, time-sensitive maintenance of the critical operating units of a refinery. The Company focuses on fluid catalytic cracking units and process heaters, but has the ability to work on all units within a refinery.

The Company was incorporated in Delaware in 1989 to become a holding company for Matrix, which was incorporated in Oklahoma in 1984, and Petrotank Equipment Inc. ("Petrotank"), which was incorporated in Oklahoma in 1988.
In October 1990, the Company acquired through a subsidiary substantially all of the assets and operations of Midwest. In June 1991, the Company acquired San Luis (the "San Luis Acquisition"). In December 1992, the Company acquired through a subsidiary substantially all of the assets and operations of Colt. In June 1993, the Company acquired substantially all of the assets and assumed certain liabilities of Heath. In July 1993, the Company entered into a joint venture (Al Shafai-Midwest Constructors) with a Saudi Arabian company to perform mechanical contracting services in the Kingdom of Saudi Arabia.
Al Shafai-Midwest Constructors is 49% owned by Midwest International, Inc., a wholly-owned subsidiary of the Company. Al Shafai-Midwest Constructors was issued a commercial license to perform services in Saudi Arabia in June 1993. In May 1995, the Company discontinued operations in Saudi Arabia, and is in the process of liquidating the joint venture. In April 1994, the Company acquired Brown. In August 1994 the Company acquired certain assets of Mayflower Vapor Seal Corporation. Unless the context otherwise requires, all references herein to the Company include Matrix Service Company and its subsidiaries. The Company's principal executive offices are located at 10701 East Ute Street, Tulsa, Oklahoma 74116, and its telephone number at such address is (918) 838-8822.

Recent Development - The MainServ Acquisition

On June 17, 1997, the Company acquired (the "MainServ Acquisition") General Service Corporation and affiliated companies (collectively, "MainServ"). MainServ provides services and products similar to those provided by Matrix and operates primarily in the Northeast part of the United States, with products sales to U.S. and foreign customers. The aggregate consideration payable for the MainServ Acquisition is up to$7.75 million, including certain potential future payments. A portion of the consideration was payable by delivery at the closing of the transaction of (i) $4.75 million in cash, and (ii) a $250,000 promissory notes payable in 12 equal quarterly installments. In addition, the stockholders and stock appreciation rights holders of MainServ are entitled to receive in the future up to an additional $2.75 million in cash if MainServ satisfies certain earnings requirements. The MainServ Acquisition will be accounted for under the "Purchase" method of accounting and will result in the creation of approximately $2.9 million of intangibles (excluding goodwill that would be attributable to the $2.75 million contingent earnout payment if it is paid), of which $2.3 million, representing the goodwill, will be amortized by the Company over a 40-year period and $600 thousand, attributable to noncompetition covenants, will be amortized over a three-year period. See the Notes to the Company's consolidated financial statements included elsewhere in this annual report.

Aboveground Storage Tank Operations

The Company's AST operations include the maintenance, repair, inspection, design and construction of ASTs, and the equipping of these tanks with devices mandated by current and proposed environmental regulations. These devices include a variety of floating roof and seal assemblies, tank bottoms and secondary containment systems, each of which is designed to enable tank owners and operators to comply with federal and state air and water quality guidelines and regulations regarding leaks and spills of petroleum products from storage facilities.The Company manufactures and sells certain of these devices, including a line of patented floating roof seals. These seals, which are marketed under the Company's Flex-A-Seal and Flex-A-Span trademarks, reduce losses of stored petroleum products through evaporation and, consequently, reduce air pollution. In addition, the seals reduce the amount of rainwater that enters the tanks, reduce the hazards of rim fires thereby reducing product contamination, lowering waste-water disposal costs, and reduce tank owner's overall risk. The Company's secondary containment systems allow tank owners to detect leaks in the tanks at an early stage, before groundwater or surface water contamination has occurred. In addition, the systems help to control leakage until the tank can be repaired.

AST Market and Regulatory Background

The American Petroleum Institute has estimated that there are approximately 700,000 ASTs in the United States that store crude oil, condensate, lube oils, distillates, gasolines and various other petroleum products. These tanks range in capacity from 26 barrels (42 gal/barrel) to in excess of 1,000,000 barrels. The Company's principal focus is inspecting, maintaining, repairing, designing and constructing large ASTs, with capacities ranging from approximately 50 to 1,000,000 barrels. The Company believes, based on industry statistics, that there are over 120,000 of these large tanks currently in use, accounting for more than 70% of the domestic petroleum product storage capacity. These ASTs are employed primarily by the refining and storage segments of the petroleum industry. The petrochemical industry also employs a significant number of large ASTs.

Historically, many AST owners limited capital expenditures on ASTs to new construction and periodic maintenance on an as-needed basis. Typically, these expenditures decreased during periods of depressed conditions in the petroleum and petrochemical industries, as AST owners sought to defer expenditures not immediately required for continued operations.

In the two most recent years, there has been some increased demand for AST services; however, during fiscal years 1995 and 1994 there was a decrease in the overall demand for AST services, generally related to conditions in the petroleum industry.  During the last three years, several factors have
shifted new responsibilities to AST service companies.   First, increased
safety and health requirements have caused owners of the facilities to rely on outside sources who have the safety equipment and training to provide repair and maintenance services. Second, increasingly stringent federal and state regulations regarding air, soil and water contamination from petroleum storage facilities, and the related potential liability associated with responsibility for environmental damage, have led AST owners to rely on service companies to provide more preventive maintenance and equip their ASTs with various pollution control devices. Third, many technical personnel left the petroleum and petrochemical industries resulting in a loss of in-house AST management expertise. Fourth, recent changes in the marketing of gasoline and changes in the supply of refined petroleum products resulting from the closing of certain refineries have caused an increase in demand for new tankage to provide storage facilities at new locations. Fifth, environmental requirements for oxygenated fuels has also created a demand for new tanks.

The principal environmental regulations that affect AST owners generally fall within two categories - air pollution regulations and soil and water contamination regulations. See "Business - Other Business Matters - Regulation." Regulations adopted by the United States Environmental Protection Agency ("EPA") and several states provide incentives to owners and operators of ASTs to maintain and inspect their tanks on a regular basis and, in some cases, to install double tank bottoms and other secondary containment systems to prevent contamination of soil and water and allow for early detection of leaks. The EPA and numerous states have also adopted regulations generally requiring facilities that hold petroleum products, petrochemicals and other volatile liquids be equipped with roof and seal assemblies that substantially decrease atmospheric emissions from these liquids. Because many existing ASTs were designed with a floating roof assembly that contained only a single roof seal, these regulations have required many AST owners to retrofit their tanks with new roof and seal assemblies. See "Aboveground Storage Tank Operations - AST Services and Products" and "Other Business Matters - Regulation."


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

Maintenance and Modification

The Company derives a significant portion of its revenues from providing AST maintenance, repair and modification services. The principal services in this area involve the design, construction and installation of floating roof and seal assemblies, the design and construction of secondary containment systems (double bottoms), and the provision of a variety of services for underground and aboveground piping systems. The Company also installs, maintains and modifies tank appurtenances, including spiral stairways, platforms, water drain-off assemblies, roof drains, gauging systems, fire protection systems, rolling ladders and structural supports.

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

Elevated Tanks

In April 1994, as a result of the Company's efforts to expand its product base, the Company purchased Brown Steel, which designs, fabricates and erects elevated tanks for water storage for municipalities and industrial customers. Brown's facilities in Georgia include fabrication equipment, and buildings containing 184,350 square feet support the elevated tank operations. The equipment gives Brown the ability to produce two-dimension roll in steel for the fabrication of spherical shaped tanks. This facility is qualified to perform services on equipment that requires American Society of Mechanical Engineering Code Stamps ("ASME Codes"). Demand for these types of tanks is expected to increase given the current upturn in housing starts resulting in a corresponding increase in the demand for water.



Manufacturing

 The Company owns and operates a "state-of-the-art" fabrication facility located on 13 acres at the Tulsa Port of Catoosa. The Company owns the building and equipment. This facility has the capacity to fabricate new tanks, new tank components and all maintenance, retrofit and repair parts including fixed roofs, floating roofs, seal assemblies, shell plate and tank appurtenances. The Tulsa Port has transportation service via railroad and Mississippi River barge facilities in addition to the interstate highway system, making it economical to transport heavy loads of raw material and fabricated steel. This facility is qualified to perform services on equipment that requires ASME Codes. Many state agencies and insurance carriers require that certain equipment be ASME coded. Many of the Company's competitors are not ASME code qualified, forcing them to subcontract portions of a project, giving the Company an advantage on this type of work.

The Company leases two manufacturing facilities in California and owns a manufacturing facility in Georgia. See "Business - Aboveground Storage Tank Operations - Elevated Tanks" for a description of the facility in Georgia. The Company rents the real estate and owns the equipment in the two leased facilities in California which is used for fabricating new tanks and tank components.

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

Hydrocarbon Process Market Overview

The domestic petroleum refining industry presently consists of approximately 163 operating refineries. To ensure the operability, environmental compliance, efficiency and safety of their plants, refiners must maintain, repair or replace process equipment, operating machinery and piping systems on a regular basis. Major maintenance and capital projects require the shutdown of an operating unit, or in some cases, the entire refinery. In addition to routine maintenance, numerous repair and capital improvement projects are undertaken during a turnaround. Depending on the type, utilization rate, and operating efficiency of a refinery, turnarounds of a refinery unit typically occur at scheduled intervals ranging from six months to four years.

The U.S. refinery industry has undergone significant changes in the last 16 years. From 1981 to 1997, crude oil refining capacity dropped from a peak of approximately 18.6 million barrels per day in 1981, to approximately
15.3 million barrels per day by the end of 1996, due primarily to the closure of many inefficient refineries. The closings were the result of increased international competition, reduced demand for domestic petroleum products, which resulted in declining product prices during the first part of this period, and the inability of some refineries to cost effectively finance capital improvements required to produce cleaner burning fuels and meet environmental regulations.

Since 1993, a combination of increased demand for petroleum products and a stabilization in refining capacity has led to a substantial increase in refinery utilization. In addition, an improvement in refining profitability during the last two years has also provided an incentive for refiners to maintain high levels of utilization at their facilities. The high utilization rates have accelerated the physical deterioration of existing refineries, intensifying the need for repair and maintenance services. In addition, due to the high cost and environmental opposition associated with the construction of new refineries, any increase in current refining capacity is likely to involve refurbishing old refineries and expanding existing facilities, which will require specialized construction services. Increased utilization rates and increased refining profitability provide an incentive for refineries to minimize the duration of maintenance turnarounds. In addition, increased public awareness of environmental issues, potential liability for exposure to hazardous working conditions, toxic materials, and environmental contamination, have resulted in increased stringent regulations which dictate that refineries clean, inspect and maintain process and storage facilities more frequently. Further, refineries have been subject to increasing regulatory pressure to upgrade their emission control systems.

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

Crude Distillation Unit. In the refining process, hydrocarbon raw materials (primarily crude oil) are heated to approximately 275 degrees Farenheit.
The crude is then treated to remove salt and then heated further, resulting in partial vaporization. The vapors are then routed to a crude distillation unit, where they are further heated. The hydrocarbon compounds that comprise crude oil separate, or "fractionate", when subjected to high temperatures. The crude distillation unit fractionates the hydrocarbons into several intermediate products, several of which undergo further processing in various downstream units, the most important of which are discussed below.

Fluid Catalytic Cracking Unit. Catalytic cracking greatly enhances the efficiency of a refinery by converting a greater percentage of hydrocarbon compounds to gasoline and other light distillates. The Fluid Catalytic Cracking Unit ("FCCU") mixes straight-run heavy gas oil with a fine powdered catalyst in the presence of extreme heat (650 degrees farenheit to 1,050 degrees farenheit). The larger hydrocarbon molecules "crack apart" under such conditions, and can then be fractionated into light gases, gasoline and light and heavy cycle oils. Spent catalyst is delivered to a regenerator where carbon deposits are burned so the catalyst can be used again.

Delayed Coker Unit. Delayed coking is a thermal cracking process in which residual substances are heated to high temperatures and allowed time to decompose into hydrocarbon vapors and a solid residue coke product. A full range of light hydrocarbon gases, including hydrogen and olefins, are produced by the coking reaction. These gases, in addition to gasoline boiling range material ("naphtha") cracked products, are compressed and cooled at sufficiently high pressure to condense the volatile light hydrocarbons. The liquified petroleum gases are then routed to an Alkylation Unit, which is described below. Coker gas oil is produced as a side product from the coker fractionator with a vaporization temperature of approximately 900 degrees Farenheit. This oil is routed to the FCCU. Petroleum coke from the Delayed Coker Unit is used for fuel, for electrodes and for special purposes such as manufacturing graphite.

Catalytic Reformer Unit. The Catalytic Reformer Unit upgrades the octane of the naphtha produced in the Delayed Coker Unit. The octane of the naphtha is approximately 52, compared with the average refinery gasoline pool octane of 87.9. Straight-run and cracked refinery naphthas boiling between 160 degres Farenheit and 390 degrees Farenheit are catalytically reformed to improve motor fuel properties. Prior to entering the Catalytic Reformer Unit, naphtha is fractionated into light, medium and heavy naphtha streams. The two lighter streams are selectively blended into gasoline and military jet fuel. The heavy naphtha fraction is routed to a naphtha hydro-treating unit prior to catalytic reforming. The principal product of the reformer is reformat, a high octane gasoline blending stock.

Alkylation Unit. The Alkylation Unit is used to alkylate or chemically combine isobutane with propylene and butylene to form high octane gasoline. The process utilizes hydrofluoric acid or sulfuric acid as the alkylation catalyst. The feedstock for the Alkylation Unit is produced by the FCCU and the Delayed Coker Unit and contains saturated propane, isobutane, and normal butane in addition to propylene and butylene. The feed stream also contains significant amounts of hydrogen sulfide, which is extracted and routed to a sulfur recovery unit. The reactor effluent is partially vaporized through a heat exchanger to provide refrigeration for the reactor-contractor. The vapors are compressed and then fractionated into propane, isobutane and normal butane, and alkylate.

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

Turnarounds

FCCU Turnarounds. The Company's principal refinery operations involve turnarounds of FCCUs. FCCUs require a high level of maintenance because of the extremely high temperatures inside the unit - in excess of 1000 degrees Farenheit - and due to abrasive catalysts flow and their many internal parts, which consist generally of stainless steel components and refractory lined systems. Refractory is a heat and erosion resistant lining that insulates the inner shell of the unit vessels.  The main pieces of equipment in an FCCU are the reactor, the regenerator and the flue gas handling system. Most of the repair and revamp work during a turnaround is performed on this equipment. Major revamp work is required to increase efficiencies of the FCCU with changing technology and to reduce air pollution from the unit, as required
by constantly changing laws.   In most cases, the mechanical work - involving
the disassembly and repair of the unit components - and the refractory work - involving the installation of the refractory material onto the inside of the units vessels - is performed by different contractors. The Company provides all of these services. Total Unit Turnarounds. The Company also performs total unit turnarounds involving maintenance of crude distillation units, catalytic reformer units, delayed coker units, alkylation units, reformers, FCCUs and butamer units. These services also involve the maintenance and modification of heat exchangers, heaters, vessels and piping.

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

Other Support Services

Emergency Response Services. The Company also performs substantial repair and revamp services in connection with refinery unit failures, fires, explosions and other accidents. The Company believes that it has enhanced its relationships with its customers by responding quickly to these types of emergencies and by providing timely repair services, returning the affected plants to normal operations without substantial delays.

Manufacturing. The Company owns and operates a 40,000 square foot fabrication shop in Tulsa, Oklahoma and operates a 30,000 square foot facility in Bellingham, Washington and a 12,000 square foot facility in Carson, California that it uses to support its turnaround projects. At these facilities, the Company constructs piping,heater coils and components, and FCCU equipment installed during turnarounds. The Company also performs emergency fabrication at these facilities when necessary to assist its customers. In many instances, the facilities are operated 24 hours per day to assist a turnaround project.

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

Daily and Routine Supplemental Maintenance. The Company provides supplemental and routine daily maintenance services for operating refineries. Daily work crews at the refineries range in size from 120 to over 165 per refinery.
The Company provides a wide range of supplemental services including equipment operations and complete daily maintenance services and repairs. Moreover, the pressure to reduce the overall cost of maintaining the refineries has initiated a trend of restructuring the daily and routine maintenance forces. Refineries are seeking outside supplemental maintenance forces with proven programs for increasing unit and equipment reliability, and a history of performing work safely. The Company has entered into two multi-year maintenance agreements. The Company believes there is a substantial market for a quality maintenance workforce that places an emphasis on safety and that can forge partnerships with refinery personnel to reduce maintenance expenses.

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

The Company did not have any one customer accounting for more than 10% of revenues in 1997 and 1995. During fiscal 1996, ARCO USA accounted for more than 10% of the Company's revenues. The Company sold its products and services to approximately 311 customers during fiscal 1997.

The Company markets its services and products primarily through its marketing personnel, senior professional staff and its management. The marketing personnel concentrate on developing new customers and assist management and staff with existing customers. The Company generally is required to bid competitively for work on a project-by-project basis. Projects are typically awarded after a bidding process spanning two weeks to four months, and are generally awarded based on price considerations, work quality, safety and efficiency. The Company bids for projects on both a fixed price basis and on a detailed time and materials basis. During 1997 the Company entered into an alliance contract with a major oil company to be the sole supplier of tank repair and maintenance services for this customer. The Company has had discussions with other customers for maintenance alliances.

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

Backlog

At May 31, 1997, the Company had an estimated backlog of work under contracts believed to be firm of approximately $ 69.1 million, as compared with an estimated backlog of approximately $71.9 million as of May 31, 1996. Virtually all of the projects comprising this backlog are expected to be completed within fiscal year 1998. Because many of the Company's contracts are performed within short time periods after receipt of an order, the Company does not believe that the level of its backlog is a meaningful indicator of its sales activity.

Insurance

The Company maintains worker's compensation insurance, general liability insurance and auto liability insurance in the primary amount of $2.0 million, and an umbrella policy with coverage limits of $ 20.0 million in the aggregate. The Company also maintains policies to cover its equipment and other property with coverage limits of $59.9 million and policies for care, custody and control with coverage limits of $2.7 million in the aggregate. Most of the Company's policies provide for coverage on an occurrence basis, not a "claims made" basis. The Company's liability policies are subject to certain deductibles, none of which is higher than $100,000. The Company maintains a performance and payment bonding line of $45.0 million. The Company also maintains key-man insurance policies covering certain of its executive officers, and professional liability insurance.

Many of the Company's contracts require it to indemnify its customers for injury, damage or loss arising in connection with their projects, and provide for warranties of materials and workmanship. There can be no assurance that the Company's insurance coverage will protect it against the incurrence of loss as a result of such contractual obligations.


Employees

At May 31, 1997, the Company had approximately 272 non-field, full-time employees. The Company also employed up to approximately 1,174 additional persons on a project-by-project basis during fiscal 1997. In its refinery turnaround operations, the Company employed up to approximately 830 persons at its job sites during the most active periods of 1997. Approximately 361 of the employees of Matrix Service Mid-Continent, Inc., a subsidiary of the Company, are covered by a collective bargaining agreement. In addition, substantially all of the temporary employees of Midwest are employed under collective bargaining agreements. The Company believes that its relations with its employees are good, and has not experienced any significant strikes or work stoppages.

Patents and Proprietary Technology

The Company holds two issued U.S. patents, which cover its Flex-A-Seal and Flex-A-Span roof seal products. The Company's Flex-A-Seal patent is held jointly with an English company, which markets the Flex-A-Seal products in the United Kingdom. The Flex-A-Seal patent expires in August 2000 and the Flex-A-Span patent expires in August 2008. The Company also holds the patents for Flex-A-Seal and Flex-A-Span in Holland and in Canada. The Company holds a U.S. patent which covers its ThermoStor, a diffuser system that receives, stores and dispenses both chilled and warm water in and from the same storage tank. The ThermoStor patent expires in March 2010. The Company also holds a patent for a Floating Deck Support Apparatus for aluminum roofs. This patent expires on January 24, 2001. The Company has applied for patents for two other products it has developed. The Company has developed the RS 1000 Tank Mixer which controls sludge build-up in crude oil tanks through resuspension. Also the Company has designed the Firesafe which is an environmentally safe alternative to underground storage tanks that meets the stringent requirements of UFC 77-203 (d)(2), NFPA 30, EPA and Underwriter's Laboratories. While the Company believes that the protection of its patents is important to its business, it does not believe that these patents are essential to the success of the Company.

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

Air Emissions Requirements. The EPA and many state governments have adopted legislation and regulations subjecting many owners and operators of storage vessels and tanks to strict emission standards. The regulations prohibit the storage of certain volatile organic liquids ("VOLs") in open-top tanks and require tanks which store VOLs to be equipped with primary and/or secondary roof seals mounted under a fixed or floating roof. Related regulations also impose continuing seal inspection and agency notification requirements on tank owners and prescribe certain seal requirements. Under the latest EPA regulations, for example, floating roofs on certain large tanks constructed or modified after July 1984 must be equipped with one of three alternative continuous seals mounted between the inside wall of the tank and the edge of the floating roof. These seals include a foam or liquid-filled seal mounted in contact with the stored petroleum product; a combination of two seals mounted one above the other, the lower of which may be vapor mounted; and a mechanical shoe seal, composed of a metal sheet held vertically against the inside wall of the tank by springs and connected by braces to the floating roof. The EPA is in the process of developing further regulations regarding seals and floating roofs.

Though Company facilities themselves are generally not subject to such requirements, these and other similar regulations have resulted in the implementation of ongoing tank maintenance and inspection programs by many owners and operators of ASTs. These programs also generally result in additional tank repairs, maintenance and modifications which provide a market for the Company's services.

Amendments to the federal Clean Air Act adopted in 1990 require, among other things, that refineries produce cleaner burning gasoline for sale in certain large cities where the incidence of volatile organic compounds in the atmosphere exceeds prescribed levels leading to ozone depletion. Refineries are undergoing extensive modifications to develop and produce acceptable reformulated fuels that satisfy the Clean Air Act Amendments.
Such modifications are anticipated to cost refineries several billion dollars, and require the use of specialized construction services such as those provided by the Company. A significant number of refineries have completed changes to produce "reformulated fuels", principally refineries serving specific areas of the U.S.; however, there are a substantial number of refineries that have not made the change.

Water Protection Regulations.   Protection of groundwater and other water
resources from spills and leakage of hydrocarbons and hazardous substances from storage tanks and pipelines has become a subject of increasing legislative and regulatory attention, including releases from ASTs. Under federal Clean Water Pollution Control Act regulations, owners of most ASTs are required to prepare spill prevention, control and countermeasure ("SPCC") plans detailing steps that have been taken to prevent and respond to spills and to provide secondary containment for the AST to prevent contamination of soil and groundwater. These plans are also subject to review by the EPA, which has authority to inspect covered ASTs to determine compliance with SPCC requirements. Various states have also enacted groundwater legislation that has materially affected owners and operators of petroleum storage tanks.
The adoption of such laws has prompted many companies to install double bottoms on their storage tanks to lessen the chance that their facilities will discharge or release regulated chemicals. State statutes regarding protection of water resources have also induced many petroleum companies to excavate product pipelines located in or near marketing terminals, to elevate the pipelines aboveground and to install leak detection systems under the pipelines. These laws and regulations have generally led to an increase in the demand for some of the Company's products and services.

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

In 1990, the EPA issued its Toxicity Characteristic Leaching Procedure ("TCLP") regulations. Under the TCLP regulations, which have been amended from time to time, wastes containing prescribed levels of any one of several identified substances, including organic materials found in refinery wastes and waste-waters (such as benzene), will be characterized as "hazardous" for RCRA purposes. As a result, some owners and operators of facilities that produce hazardous wastes are being required to make modifications to their facilities or operations in order to remain outside the regulatory framework or to come into compliance with the Subtitle C
requirements.   Many petroleum refining, production, transportation and
marketing facilities are choosing to replace existing surface impoundments with storage tanks and to equip certain of the remaining impoundments with secondary containment systems and double liners. Accordingly, the Company believes that the promulgation of the TCLP regulations are having a positive impact on its tank construction and modification business.

Amendments to RCRA require the EPA to promulgate regulations banning the land disposal of hazardous wastes, unless the wastes meet certain treatment standards or the particular land disposal method meets certain waste containment criteria. Regulations governing disposal of wastes identified as hazardous under the TCLP, for example, could require water drained from the bottom of many petroleum storage tanks to be piped from the tanks to a separate facility for treatment prior to disposal. Because the TCLP regulations can, therefore, provide an incentive for owners of petroleum storage tanks to reduce the amount of water seepage in the tanks, the Company believes that the regulations have and will continue to positively influence sales of its Flex-A-Seal roof seals, which materially reduce the amount of water seepage into tanks.

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

Executive Officers of the Company

The executive officers of the Company and their ages and positions are listed below.

      Name           Age                        Position
------------------  -----   -------------------------------------------------

Doyl D. West         55     Chairman, President & Chief Executive Officer
C. William Lee       57     Vice President-Finance, Chief Financial Officer
Bradley S. Vetal     41     President, Matrix Service, Inc.
Martin L. Rinehart   59     Assistant to President, Matrix Service, Inc.
Robert B. Wagoner    54     Vice President-Engineering, Matrix Service,Inc.
James D. Baker       49     President, Midwest Industrial Contractors, Inc.
Tim S. Selby         49     President, San Luis Tank Piping Construction, Inc.
Bruce M. Lierman     37     President, Colt Construction Co., Inc.
Robert A. Heath      50     President, Heath Engineering, Ltd.
Sample D. Brown      62     Chief Executive Officer, Brown Steel
                            Contractors, Inc.
Mark A. Brown        40     President, Brown Steel Contractors, Inc.

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

James D. Baker served as President of Midwest Industrial Contractors since June 1, 1995. From 1993 to June 1995, Mr. Baker has served as Manager of Engineering and Estimating for Midwest. From 1988 to 1993, Mr. Baker served as Manager of Capital Construction and Maintenance-Turnaround Planning for Sun Refining & Marketing Company. Prior to working for Sun, Mr. Baker worked for Edecon, Inc. and Refractory Construction, Inc. as an engineer and estimator involved in maintenance and capital work for the petrochemical industry. Mr. Baker holds a BSME degree from Lawrence Institute of Technology.

Tim Selby is a founder of San Luis Tank Piping Construction, Inc. and has served as its President since 1975. Mr. Selby graduated from Fresno State University in 1970 with a degree in Business Administration.

Bruce M. Lierman has served as President of Colt Construction Company since March 1997. Mr. Lierman held numerous positions with Colt since its formation in 1984. His diversified experience within Colt includes developing and managing turnaround, construction and maintenance work groups for the company. After attending Washington State University, Mr. Lierman went to work for Crown Zellerbach Corporation of Portland, Oregon in January 1982. From June 1983 to September 1985, Mr. Lierman worked for the family owned electrical construction business, Lierman Electric.

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

Item 2.  Properties

The executive offices of the Company are located in a 20,400 square foot facility owned by the Company and located in Tulsa, Oklahoma. A 3,000 square foot warehouse and engineering testing shop is located on the premises and is also owned by the Company. The Company also owns a 13,500 square foot facility in Tulsa where its Midwest operations are headquartered, a 40,000 square foot fabrication shop and 25,000 square feet of warehouse and maintenance shop space adjacent to Midwest's executive offices. The
Company owns a 64,000 square foot facility located on 13 acres of land leased from the Tulsa Port of Catoosa which is used for the fabrication of tanks and tank parts. The Company also owns a 22,000 square foot facility located on 14 acres of land in Tulsa, Oklahoma for Tulsa regional operations, a 13,300 square foot facility in Temperance, Michigan for the Michigan regional operations and a 8,800 square foot facility in Houston, Texas for Houston regional operations. The Company owns 143,300 square foot and 41,000 square foot facilities, located on 6.5 acres and 31.8 acres, respectively, in Newnan, Georgia which are used for the fabrication of elevated tanks. The Company owns a 30,000 square foot facility located on
5.0 acres of land in Bellingham, Washington. Also, the Company owns a 1,806 square foot facility located in Sarnia, Ontario, Canada. The Company leases offices in Anaheim, Bay Point, Carson and Paso Robles, California and Bristol, Pennsylvania. The aggregate lease payments for these leases during fiscal 1997 were approximately $592 thousand. The Company believes that its facilities are adequate for its current operations.

Item 3.          Legal Proceedings

The Company and its subsidiaries are named defendants in several lawsuits arising in the ordinary course of their business. While the outcome of lawsuits cannot be predicted with certainty, management does not expect these lawsuits to have a material adverse impact on the Company.

Item 4.          Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the Company's fiscal year ended May 31, 1997.

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


                                 Fiscal Year         Fiscal Year
                                     1997                1996
                                 -----------         -----------
                                 High    Low         High    Low
                                 ----   ----         ----    ---

First Quarter.................   $6.75  $5.00       $4.63   $3.00

Second Quarter................    6.63   5.25        5.38    3.88

Third Quarter.................    7.81   5.50        4.88    4.00

Fourth Quarter................    9.75   7.00        7.13    4.38


                                  Fiscal Year
                                      1998
                                 ------------
                                 High    Low
                                 ----    ----
First Quarter
through August 26, 1997)         $8.75   $6.63


As of August 27, 1997 there were approximately 110 holders of record of the Common Stock. The Company believes that the number of beneficial owners of its Common Stock is substantially greater than 110.

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

Item 6.   Selected Financial Data

The following table sets forth selected historical financial information for the Company covering the five years ended May 31, 1997. See the Notes to the Company's consolidated financial statements.

[CAPTION]

                                                           (In thousands, except per share data)

                                                                   Matrix Service Company
                                           -----------------------------------------------------------------------
                                                                          Years Ended

Income Statement Data:                      May 31, 1997   May 31, 1996    May 31, 1995  May 31, 1994  May 31, 1993
                                           -----------------------------------------------------------------------
     Revenues..............................  $183,144       $183,725        $177,516      $133,480      $103,776

     Gross profit..........................    17,440         16,618          13,914        16,488        15,688

     Operating income......................     5,496          4,719           1,456         4,566         6,518

     Income (loss) before income tax expens     5,114          4,398            (455)(1)     4,655         6,886

     Net income (loss) ....................     2,984          2,449            (189)        2,717         4,060

     Earnings (loss) per common and common
         equivalent shares.................       .31            .26         ( .02 )           .29           .42

     Primary weighted average common and
          common equivalent
          shares outstanding...............     9,744          9,529           9,283         9,467         9,683


                                                                     Matrix Service Company
                                           -----------------------------------------------------------------------
                                           May 31, 1997   May 31, 1996    May 31, 1995  May 31, 1994  May 31, 1993
Balance Sheet Data:

          Working capital..................   $28,213        $26,370         $26,800       $20,070       $26,549

          Total assets.....................   116,872        105,757         105,729       100,902        83,374

          Long-term obligations............     6,362          4,847           8,467         5,194         4,141

          Deferred tax liability...........     4,757          5,088           4,698         4,145           899

          Stockholders' equity  ...........    76,212         73,034          70,820        69,487        66,400


(1)  Includes a $1.4 million loss from the Company's investment in Al-Shafai
-Midwest Constructors, Ltd., which is being liquidated.  See "Item 7-
Management's Discussion and Analysis of Financial Condition and Results of
Operations."


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

The Company has experienced an increase in revenues during two of the last three fiscal years. For fiscal 1995, Mayflower was included for nine months. All acquired companies were included for the full year for fiscal
1997 and 1996.   Incremental revenues, gross profit and selling, general
and administrative expenses attributable to the results of operations of acquired companies not included in the prior year are as follows:

                                              (in thousands)

                                                 Year ended
                                                May 31, 1995
                                                ------------
     Revenues                                       $765
     Gross Profit                                     44
     Selling, general & administrative expenses       35


The Company expects a continued demand for its services in the foreseeable future. Management believes that the percentage growth of its revenues for fiscal 1998 will be stronger than fiscal year 1997. The limitation to growth for the last three fiscal years was due to decreased demand for the Company's services. Limitations on growth capacity also reflect the seasonal nature of the Company's refinery turnaround activities, which creates pressure to expand the supervisory staff during the turnaround seasons. The Company continues to recruit, hire and train additional project engineers and project managers, and the Company's ability to continue to grow will depend, in part, on its ability to continue this process, and a stronger demand for the Company's services.

The Company's quarterly results may tend to fluctuate from period to period, due primarily to the timing of turnarounds performed by the Company. Generally, the Company performs a substantial percentage of its turnaround projects in two periods February through May and September through November. Historically, these are the time periods when most refiners temporarily shutdown certain operating units for maintenance, repair or modification prior to changing their product mix in anticipation of a seasonal shift in product demand. Consequently, the Company's second quarter ending November 30 and its fourth quarter ending May 31 will typically include greater revenues from turnarounds than its first quarter or its third quarter.

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

[CAPTION]

                                            Percentage of Revenues   |
                                              Years ended May 31,    |  Period-to-Period Change
                                    --------------------------------------------------------------
                                                                     |    1997        1996
                                                                     |     vs.         vs.
                                    1997       1996       1995       |    1996        1995
                                    ----       -----      -----      |   -----        -----
                                                                     |
Revenues........................... 100.0 %    100.0 %    100.0 %    |    (0.3)%        3.5 %
                                                                     |
Cost of revenues...................  90.5       91.0       92.2      |    (0.8)         2.1
                                                                     |
Gross profit.......................   9.5        9.0        7.8      |     5.0         19.4
                                                                     |
Selling, general and administrative                                  |
    expenses.......................   6.0        5.9        6.2      |     2.7         (1.3)
                                                                     |
Operating income...................   3.0        2.6        0.8      |    16.5        224.1
                                                                     |
Interest income....................   0.1        0.2        0.1      |   (60.1)       175.8
                                                                     |
Income before income tax                                             |
    expense........................   2.8        2.4      (0.3)      |    16.3       1067.0
                                                                     |
Net income.........................   1.6 %      1.3 %    (0.1) %    |    21.8 %     1396.0 %
                                    =======    =======    =======        =======     ========


Fiscal 1997 Compared to Fiscal 1996

Revenues for the year ended May 31, 1997 were $183.1 million as compared to revenues of $183.7 million for the year ended May 31, 1996, representing a decrease of approximately $581 thousand or 0.3%. The decrease was primarily due to decreased revenues for the Company's services in aboveground storage tank markets primarily on the West and Gulf Coasts. The Company believes that the decrease in activity on the West Coast was due primarily to additional expenditures in the two prior years to comply with state environmental regulations with a compliance date of January 1, 1996.
Gross profit increased to $17.4 million for the year ended May 31, 1997 from gross profit of $16.6 million for the year ended May 31, 1996, an increase of approximately $822 thousand or 5.0%. Gross profit as a percentage of revenues increased to 9.5% in the 1997 period from 9.0% for the 1996 period. The Company continues to experience pricing pressure as a result of intense competition in its established markets; however, the demand for the Company's services for capital projects has improved during the year. Customer inquiry levels and the available projects for repairs and maintenance and new construction of AST's and refinery maintenance have been improving during the year.

Selling, general and administrative expenses increased to $11.1 million for the year ended May 31, 1997 from expenses of $10.8 million for the year ended May 31, 1996, an increase of $296 thousand or approximately 2.7%. The increase was due to an increase of certain administrative personnel and facilities in line with the increased revenues at the Company's Colt and Brown operations. Selling, general and administrative expenses as a percentage of revenues increased to 6.0% for fiscal 1997 from 5.9% for fiscal 1996.

Operating income increased to $5.5 million for the year ended May 31, 1997 from $4.7 million for the year ended May 31, 1996, an increase of $777 thousand or approximately 16.5%. The increase was due to improved gross profit margin and a decrease in amortization of intangible assets.

Due to changes in the economic conditions in Saudi Arabia, there is a shortage of work available of the nature performed by the foreign joint venture Al Shafai-Midwest Constructors, Ltd. It is management's opinion that those conditions will last for several years. The venture partners, Saud Al Shafai and Sons Contractors and the Company, are in the process of liquidating the joint venture. At May 31, 1995, the Company had reduced its carrying value of the investment in this joint venture to the estimated recovery amount upon completion of the liquidation. The Company recorded a loss of $1.4 million for the year ended May 31, 1995. The Company had no expenses related to the joint venture for the year ended May 31, 1997 and 1996.

Interest income decreased to $164 thousand for the year ended May 31, 1997 from $411 thousand for the year ended May 31, 1996. This decrease resulted from interest earned on the refund of certain state and federal income taxes received during the previous year. Interest expense decreased to $536 thousand for the year ended May 31, 1997 from $815 thousand of interest expense for the year ended May 31, 1996. The decrease resulted primarily from decreased borrowing under the Company's revolving credit facility. Under this facility, a $4.9 million term loan was made to the Company on October 5, 1994, and $2.4 million remains outstanding at May 31, 1997.

Net income increased to $3.0 million for the 1997 period from $2.4 million for the 1996 period. The increase was due to improved gross profit margin, and decreased amortization of intangible assets, as compared with the prior year.

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

Selling, general and administrative expenses decreased to $10.8 million for the year ended May 31, 1996 from expenses of $10.9 million for the year ended May 31, 1995, a decrease of $143 thousand or approximately 1.3%. The decrease was due to areduction of certain administrative personnel.
Selling, general andadministrative expenses as a percentage of revenues decreased to 5.9% for fiscal 1996 from 6.2% for fiscal 1995.

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

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled approximately $1.9 million at May 31, 1997 and 1996.

The Company has financed its operations recently with cash generated by operations and advances under the Company's credit facility. The Company has a credit facility with a commercial bank under which the Company may borrow a total of $20.0 million. The Company may borrow up to $15.0 million under a revolving credit agreement based on the level of the Company's eligible receivables. The agreement provides for interest at the Prime Rate minus one-half of one percent (1/2 of 1%), or a LIBOR based option, and matures on October 31, 1999. At May 31, 1997, the outstanding advances under the revolver totaled $5.0 million. The interest rate for this facility at May 31, 1997 was: 1) Prime Option 8% on $2.0 million and 2) LIBOR Option 7.2% on $3.0 million. The credit facility also provides for a term loan up to $5.0 million. On October 5, 1994, a term loan of $4.9 million was made to the Company. The term loan is due on August 31, 1999 and is to be repaid in 54 equal payments beginning in March 1995 at an interest rate based upon the Prime Rate or a LIBOR Option. At May 31, 1997 the balance outstanding on this facility was $2.45 million. The interest rate at May 31, 1997 was 1) Prime Option of 8.5% on $450 thousand and 2) LIBOR Option of 7.8% on $2.0 million.

Operations of the Company provided $6.2 million of cash for the year ended May 31, 1997 as compared with providing $9.6 million of cash for the year ended May 31, 1996, representing a decrease of approximately $3.4 million. The decrease was due to a decrease of $6.3 million from the collection of accounts, a decrease of $1.9 million from prepaid expenses and inventory, a decrease related to income taxes and other accrued liabilities of $5.5 million, and a decrease of $486 thousand from depreciation and amortization. These decreases are net of increased net income of $535 thousand, a net increase of $5.2 million of costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs and estimated earnings, and a $5.0 million increase from accounts payable.

Capital expenditures during the year ended May 31, 1997 totaled approximately $5.8 million. Of this amount, approximately $998 thousand was used to purchase trucks for field operations, and approximately $1.9 million was used to purchase welding, construction, and fabrication equipment. The Company has expended $2.5 million on land and construction of a new facility in the Northwest. The Company has invested approximately $426 thousand in furniture and fixtures during the year, which includes approximately $319 thousand invested in computer equipment for operations and automated drafting. The Company has currently budgeted approximately $5.6 million for capital expenditures for fiscal 1998. The Company expects to be able to finance these expenditures with working capital and borrowings under the Company's credit facility.

The Company believes that its existing funds, amounts available from borrowings under its existing credit facility, and cash generated by operations will be sufficient to meet the Company's working capital needs at least through fiscal 1998 and possibly thereafter unless significant expansions of operations not now planned are undertaken, in which case the Company would arrange additional financing as a part of any such expansion.

Other

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which required impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1997. The adoption of Statement 121 did not have a significant impact on the Company's financial statements.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December
31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact on earnings per share for the year ended May 31, 1997 would have been an increase of $0.01 per share for both basic and diluted shares.

Certain Factors Influencing Results and Accuracy of
Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Discussions containing such forward-looking statements may be found in the material set forth under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as within the Annual Report generally. In addition, when used in this Annual Report, the words "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements.

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

Competition. The Company competes with numerous large and small companies, some of which have greater financial and other resources than the Company. Competition within both the aboveground storage tank and hydrocarbon process services business is intense and is based on quality of service, price, safety considerations and availability of personnel. See "Business-Other Business Matters-Competition."

Market Factors. The Company is dependent on the petroleum storage operations of the petroleum industry, and a downturn in that industry could negatively affect its operations. The Company's hydrocarbon processing operations focus primarily on the refining industry. The refining industry has undergone significant changes in the past decade with respect to product composition, costs of petroleum products, and refinery capacity and utilization. Although the Company believes that these changes in the industry have positively affected its business, changes could occur that decrease the industry's dependence on the type of services the Company provides. See "Business-Aboveground Storage Tank Operations-Hydrocarbon Process Services."

Availability of Supervisory Personnel. The Company employs in its operations project supervisors with substantial experience and training. The growth of the business will depend on, and may be restricted by, its ability to retain these personnel and to recruit and train additional supervisory employees. The competition to recruit qualified supervisor staff is intense.

Labor Markets. The operations of the Company are labor intensive. The Company has employed up to 650 workers for a single project, and many of the workers employed by the Company are represented by labor unions and covered by collective bargaining agreements. Although the Company has to date been able to employ sufficient labor to complete its projects, changes in labor market conditions could restrict the availability of workers or increase the cost of such labor, either of which could adversely affect the Company. In addition, the operations of the Company could be adversely affected by a strike or work stoppage. See "Business-Other Business Matters-Employees."

Fluctuations in Quarterly Results. The operating results of hydrocarbon process services may be subject to significant quarterly fluctuations, affected primarily by the timing of planned maintenance projects at customers' facilities. Generally, the Company's turnaround projects are undertaken in two primary periods-February through May and September through November-when refineries typically shut down certain operating units to make changes to adjust to seasonal shifts in product demand. As a result, the Company's quarterly operating results can fluctuate materially. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company."

Environmental Regulation. The operations of the Company have been affected positively by the promulgation of more stringent environmental laws and more stringent enforcement of existing laws. Although the Company's future business success is not dependent on increased environmental regulation, decreased regulation and enforcement could adversely affect the demand for the services provided by the Company. See "Business-AST Market and Regulatory Background-Other Business Matters."

Potential Liability and Insurance. The operations of the Company involve the use of heavy equipment and exposure to construction hazards, with attendant significant risks of liability for personal injury and property damage.
While the Company believes that it operates safely and prudently, there can be no assurance that accidents will not occur or that the Company will not incur substantial liability in connection with the operation of its business. In addition, recent accidents within the refining and petrochemical industries may result in additional regulation of independent contractors serving those industries. See "Business-Other Business Matters-Regulation." The Company maintains workers compensation insurance, general liability insurance and auto liability insurance, but such insurance is subject to coverage limits of $2.0 million per accident or occurrence. The Company also maintains an umbrella policy with coverage limits of $20.0 million in the aggregate.
Such insurance includes coverage for losses or liabilities relating to environmental damage or pollution. Although the Company believes that it conducts its operations prudently and that it minimizes its exposure to such risks, the Company could be materially adversely affected by a claim that was not covered or only partially covered by insurance. See "Business-Other Business Matters-Insurance."

Item 8.  Financial Statements and Supplementary Data

Reference is made to the financial statements, the report thereon, the notes thereto and supplementary data commencing at page 1 of this Annual Report on Form 10-K, which financial statements, report, notes and data are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

Not Applicable

PART III


Item 10.  Directors and Executive Officers of the Registrant

The information relating to the identification, business experience and directorships of each director and nominee for director of the Company required by Item 401 of Regulation S-K will be presented in the section entitled "Election of Directors - Nominees" of the Company's definitive proxy statement for the annual meeting of stockholders for fiscal 1997, and is hereby incorporated by reference; if the definitive proxy statement for the 1997 annual stockholders' meeting is not filed with the Securities and Exchange Commission within 120 days of the end of the Company's 1997 fiscal year, the Company will amend this Annual Report and include such information in the amendment. See Item 1. "Business - Executive Officers of the Company" for information relating to the identification and business experience of the Company's executive officers.

Item 11.  Executive Compensation

The information relating to the compensation of directors and officers required by Item 402 of Regulation S-K will be presented in the section entitled "Election of Directors-Executive Compensation" of the Company's definitive proxy statement for the annual meeting of stockholders for fiscal 1997 and is hereby incorporated by reference; if the definitive proxy statement for the 1997 annual stockholders' meeting is not filed with the Securities and Exchange Commission within 120 days of the end of the Company's 1997 fiscal year, the Company will amend this Annual Report and include such information in the amendment.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information relating to security ownership required by Item 403 of Regulation S-K will be presented in the sections entitled "Voting
Securities and Principal Stockholders" and "Election of Directors Nominees" of the Company's definitive proxy statement for the annual meeting of stockholders for fiscal 1997 and is hereby incorporated by reference; if the definitive proxy statement for the 1997 annual stockholders' meeting is not filed with the Securities and Exchange Commission within 120 days of the end of the Company's 1997 fiscal year, the Company will amend this Annual Report and include such information in the amendment.

Item 13.  Certain Relationships and Related Transactions

The information relating to relationships and transactions required by Item 404 of Regulation S-K will be presented in the section entitled "Election of Directors - Certain Transactions" of the Company's definitive proxy statement for the annual meeting of stockholders for fiscal 1997, and is hereby incorporated by reference; if the definitive proxy statement for the 1997 annual stockholders' meeting is not filed with the Securities and Exchange Commission within 120 days of the end of the Company's 1997 fiscal year, the Company will amend this Annual Report and include such information in the amendment.

PART IV

Item 14.

Exhibits, Financial Statement Schedules and Reports on Form 8-K
                                                                      Page
(a) 1 and 2 Financial Statements of the Company                       ----

Report of Independent Auditors                                          1

Consolidated Balance Sheets as of May 31, 1997 and 1996                 2

Consolidated Statements of Income for the years ended
May 31,1997, 1996 and 1995.                                             4

Consolidated Statements of Changes in Stockholders"
Equity for the years ended May 31, 1997, 1996 and 1995.                  5

Consolidated Statements of Cash Flows for the years ended
May 31, 1997, 1996 and 1995.                                             6

Notes to Consolidated Financial Statements                               8

Quarterly Financial Data (Unaudited) (see Exhibit 27)

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

+ 10.1

Matrix Service Company 1990 Incentive Stock Option Plan (Exhibit
10.14 to the Company's Registration Statement on Form S-1 (File No.33-36081), as amended, filed July 26, 1990 is hereby incorporated by reference.

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

+ 10.5

Employment and Noncompetition Agreement, dated June 1, 1991, between West Coast Industrial Coatings, Inc. and San Luis Tank Piping Construction Co., Inc., and Tim S. Selby (Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 33-48373) filed June 4, 1992 is hereby incorporated by reference).

10.6

Revolving Credit Agreement, dated August 30, 1994, by and among the Company and its subsidiaries, and Liberty Bank & Trust Company of Tulsa, N.A. (Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 (File No. 0-18716) is hereby incorporated by reference).

10.7

Security Agreement, dated August 30, 1994, by and among the Company and its subsidiaries, and Liberty Bank & Trust Company of Tulsa, N.A. (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 (File No. 0-18716) is hereby incorporated by reference).

10.8

Promissory Note, dated December 30, 1992, by and between the Company, Colt Acquisition Company and Colt Construction Company and Duncan Electric Company. (Exhibit 10.17 to the Company's Annual Report on Form 10-K (File No. 0-18716), filed August 27, 1993, is hereby incorporated by reference).

+ 10.9

Employment and Noncompetition Agreement dated February 22, 1994, between Brown Steel Contractors, Inc. and Mark A. Brown (Exhibit 99.2 to the Company's Current Report on Form 8-K, (File No. 0-18716), filed March7, 1994, is hereby incorporated by reference).

+ 10.10

Employment and Noncompetition Agreement dated February 22, 1994, between Brown Steel Contractors, Inc. and Sample D. Brown (Exhibit 99.3 to the Company's Current Report on Form 8-K, (File No. 0-18716), filed March 7, 1994, is hereby incorporated by reference).

+ 10.11

Matrix Service Company 1995 Nonemployee Directors' Stock Option Plan (Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-2771), filed April 24, 1996 is hereby incorporated by reference).

* 10.12

Stock Purchase Agreement, dated June 17, 1997, by and among Matrix Service Company and the shareholders of General Service Corporation.

* 10.13

First Amendment to Credit Agreement, dated June 19, 1997, by and among the Company and its subsidiaries, and Liberty Bank & Trust Company of Tulsa, N.A.

* 10.14

Security Agreement, dated June 19, 1997, by and among the Company and its subsidiaries, and Liberty Bank & Trust Company of Tulsa, N.A.

* 10.15

Promissory Note (Revolving Note) dated June 19, 1997 by and between the Company and its subsidiaries, and Liberty Bank & Trust Company of Tulsa, N.A.

* 10.16

Promissory Note (Term Note, due August 31, 1999), by and between the Company and its subsidiaries, and Liberty Bank & Trust Company of Tulsa, N.A.

* 10.17

Promissory Note (Term Note, due June 19, 2002), dated June 19, 1997 by and between the Company and its subsidiaries, and Liberty Bank & Trust Company, N.A.

* 11.1

Computation of Per Share Earnings.

* 21.1

Subsidiaries of Matrix Service Company.

* 23.1

Consent of Ernst & Young LLP.


*  Filed herewith.

+  Management Contract or Compensatory Plan.

(b) Reports on Form 8-K:  None


                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Matrix Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Matrix Service Company



Date:  August 29, 1997                  By:  /s/Doyl D. West
                                            -----------------------
                                            Doyl D. West, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signatures                        Title                     Date
       ----------                        -----                     ----

/s/Doyl D. West                       Doyl D. West           August 29, 1997
-------------------              President and Director
Doyl D. West                 (Principal Executive Officer)


/s/C. William Lee                 C. William Lee             August 29, 1997
-------------------           Chief Financial Officer
                                   and Director
                            (Principal Financial and
                                Accounting Officer)


/s/Hugh E. Bradley                    Director               August 29, 1997
-------------------
Hugh E. Bradley


/s/Robert L. Curry                    Director               August 29, 1997
-------------------
Robert L. Curry


/s/William P. Wood                    Director               August 29, 1997
-------------------
William P. Wood


/s/John S. Zink                       Director               August 29, 1997
-------------------
John S. Zink



                            Matrix Service Company

                 Index to Consolidated Financial Statements

                                Item 14(a)



                                                           Page
                                                          ------
Covered by Report of Independent Auditors

Report of Independent Auditors                               1

Consolidated Balance Sheets                                  2

Consolidated Statements of Income                            4

Consolidated Statements of Changes in
Stockholders'Equity                                          5

Consolidated Statements of Cash Flows                        6

Notes to Consolidated Financial Statements                   8



               Report of Independent Auditors


The Stockholders and Board of Directors Matrix Service Company

We have audited the accompanying consolidated balance sheets of Matrix Service Company and subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended May 31, 1997.

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matrix Service Company and subsidiaries at May 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles.


ERNST & YOUNG LLP

Tulsa, Oklahoma
August 15, 1997

<MULTIPLER>         1,000

[DESCRIPTION]       Consolidated Balance Sheets

                   Matrix Service Company

                 Consolidated Balance Sheets




                                                  May 31
                                              1997      1996
                                           ---------------------
                                                 (in thousands)
Assets
Current assets:
Cash and cash equivalents                 $  1,877    $  1,899
Accounts receivable                         37,745      29,205
Costs and estimated earnings in excess of
   billings on uncompleted contracts        11,349      12,122
Inventories                                  4,989       4,149
Prepaid expenses                               456         179
Deferred taxes                               1,021         995
Income tax receivable                          317         609
                                          ---------------------
Total current assets                        57,754      49,158

Investment in undistributed equity of
   foreign joint venture                       174         374

Property, plant and equipment, at cost:
   Land and buildings                       15,097      14,528
   Construction equipment                   24,444      23,414
   Transportation equipment                  5,504       4,990
   Furniture and fixtures                    3,164       2,806
   Construction in progress                  2,614         189
                                          ---------------------
                                            50,823      45,927
Accumulated depreciation                    20,861      17,065
                                          ---------------------
                                            29,962      28,862

Goodwill, net of accumulated amortization
of $4,894 and $4,114 in 1997 and 1996,
respectively                                28,721      27,033

Other assets                                   261         330
                                         ----------------------
Total assets                              $116,872    $105,757
                                          =====================

See accompanying notes.

[MULTIPLIER]       1,000

[DESCRIPTION]      Consolidated Balance Sheets

                   Matrix Service Company

                 Consolidated Balance Sheets



                                                  May 31
                                             1997        1996
                                           --------    --------
                                                 (in thousands)
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                          $ 12,307   $  9,026
Billings on uncompleted contracts in
excess of costs and estimated earnings        6,325      4,353
 Accrued insurance                            3,308      3,004
 Earnout payable                              2,400      1,606
 Other accrued expenses                       3,275      3,170
 Income taxes payable                           431          -

 Current portion of long-term debt            1,495      1,629
                                           --------------------
Total current liabilities                    29,541     22,788

Long-term debt                                6,362      4,847


Deferred income taxes                         4,757      5,088


Stockholders' equity:
 Common stock - $.01 par value; 15,000,000
   shares authorized; 9,491,153
   shares issued in 1997 and 1996                95         95
 Additional paid-in capital                  50,903     50,927
 Retained earnings                           26,269     23,617
 Cumulative translation adjustment             (145)      (107)
                                           --------------------
                                             77,122     74,532
Less treasury stock, at cost - 115,228
   and 177,467 shares in 1997 and 1996,
   respectively                                 910      1,498
                                           --------------------
Total stockholders' equity                   76,212     73,034
                                           --------------------

Total liabilities and stockholders'equity  $116,872   $105,757
                                           ====================

See accompanying notes.

<MULTIPLER>      1,000

[DESCRIPTION]    Consolidated Statements of Income

                   Matrix Service Company

              Consolidated Statements of Income

     (In thousands, except share and per share amounts)


                                     Year ended May 31
                                 1997     1996      1995
                               -----------------------------

Revenues                       $183,144   $183,725  $177,516
Cost of revenues                165,704    167,107   163,602
                               -----------------------------
Gross profit                     17,440     16,618    13,914
Selling, general and
administrative
   expenses                      11,080     10,784    10,927
Goodwill and noncompete
   amortization                     864      1,115     1,531
                               ------------------------------
Operating income                  5,496      4,719     1,456

Other income (expense):
 Loss from investment in
   foreign joint venture:
   Equity in losses from
   operations                      -             -      (349)
   Impairment of investment        -             -    (1,017)
 Interest expense                  (536)      (815)     (897)
 Interest income                    164        411       149
 Other                              (10)        83       203
                               ------------------------------
Income (loss) before income
   tax expense                    5,114      4,398      (455)

Provision (benefit) for
   federal, state and
   foreign income taxes:
   Current                        2,486      1,683      (327)
   Deferred                        (356)       266        61
                               ------------------------------
                                  2,130      1,949      (266)
                               ------------------------------
Net income (loss)              $  2,984   $  2,449  $   (189)
                               ==============================

Net income (loss) per common
and common
 equivalent share:
   Primary                     $   .31    $    .26  $   (.02)
   Fully diluted                   .30         .26      (.02)

Weighted average common and
common equivalent shares
outstanding:
   Primary                     9,744,338  9,529,481  9,283,442
   Fully diluted               9,979,644  9,578,112  9,283,442

See accompanying notes.

[MULTIPLIER]              1,000

[DESCRIPTION]             Consolidated Statements of Change in
                          Stockholders' Equity

                     Matrix Service Company

Consolidated Statements of Changes in Stockholders' Equity

                                        Additional                        Cumulative
                               Common   Paid-In    Retained     Treasury  Translation
                               Stock    Capital    Earnings     Stock     Adjustment     Total

-------------------------------------------------------------------------------------------------
                                                        (In thousands)

Balances, May 31, 1994           95      49,364     21,712       (1,597)      (87)       69,487

Treasury stock purchased
  (50,000 shares)                 -           -          -         (294)        -          (294)
Exercise of stock options
  (7,235 shares)                  -           -        (59)          65         -             6
Tax effect of exercised
   stock options                  -       1,824          -            -         -         1,824
Cumulative translation
   adjustment                     -           -          -            -       (14)          (14)
Net loss                          -           -       (189)           -         -          (189)

-------------------------------------------------------------------------------------------------
Balances, May 31, 1995           95       51,188    21,464       (1,826)     (101)       70,820
  Exercise of stock
  options (36,408 shares)         -            -      (296)         328         -            32
  Tax effect of exercised
  stock options                   -         (261)        -            -         -          (261)
  Cumulative translation
     adjustment                   -            -         -            -        (6)           (6)
  Net income                      -            -     2,449            -         -         2,449

-------------------------------------------------------------------------------------------------
Balances, May 31, 1996          $95      $50,927   $23,617      $(1,498)    $(107)      $73,034
  Exercise of stock
  options (62,239 shares)         -            -      (332)         588         -           256
  Tax effect of exercised
  stock options                   -          (24)        -            -         -           (24)
  Cumulative translation
     adjustment                   -            -         -            -       (38)          (38)
  Net income                      -            -     2,984            -         -         2,984

-------------------------------------------------------------------------------------------------
Balances, May 31, 1997          $95      $50,903   $26,269      $  (910)    $(145)      $76,212

=================================================================================================

See accompanying notes.

[MULTIPLIER]            1,000

[DESCRIPTION]           Consolidated Statements of Cash Flows

                   Matrix Service Company

            Consolidated Statements of Cash Flows

                                     Year ended May 31
                                 1997      1996     1995
                                -------------------------
                                      (In thousands)


Operating activities
Net income (loss)              $2,984     $2,449  $   (189)
Adjustments to reconcile net
income to net cash  provided
by operating activities:
   Depreciation and
   amortization                 5,365      5,851     6,019
   Deferred income tax
   provision                     (356)       266        61
   (Gain)loss on sale of
   equipment                      (70)       248       (17)
   Loss on sale of marketable
   securities                       -          -        65
   Loss from investment in
   foreign joint venture            -          -     1,366
   Changes in operating assets
   and liabilities increasing
   (decreasing) cash, net of
   effects from acquisition
   of subsidiaries:
      Accounts receivable      (8,540)    (2,257)   (2,703)
      Costs and estimated
      earnings in excess
      of billings on
      uncompleted contracts       773     (2,540)      353
    Inventories                  (840)       566    (1,784)
    Prepaid expenses             (277)       247       211
    Accounts payable            3,281     (1,746)    3,139
    Billings on uncompleted
      contracts in excess of
      costs and estimated
      earnings                  1,972         40    (3,296)
    Accrued expenses            1,203      3,632    (1,060)
    Income taxes
      receivable/payable          699      2,846    (1,626)
    Other assets                  (15)        11        85
                               ------------------------------
Net cash provided by
   operating activities         6,179      9,613       624

Investing activities
Acquisition of property,
   plant and equipment         (5,802)    (3,410)   (5,182)
Acquisition of subsidiaries
   and investment in foreign
   joint venture, net of
   cash acquired               (2,353)    (1,931)     (724)
Proceeds from sale of
   marketable securities            -          -       285
Return of investment in
   foreign joint venture          200          -         -
Proceeds from other investing
   activities                     155        116       100
                               -----------------------------
Net cash used in investing
   activities                  (7,800)    (5,225)   (5,521)

[MULTIPLIER]       1,000

[DESCRIPTION]      Consolidated Statements of Cash Flows


                   Matrix Service Company

      Consolidated Statements of Cash Flows (continued)


                                     Year ended May 31
                                 1997     1996      1995
                               -----------------------------
                                      (In thousands)

                                          <C)

Financing activities
Issuance of common stock       $  256     $    32   $     6
Purchase of treasury stock          -           -      (294)
Advances under bank credit
   agreement                    7,000       7,500    11,000
Repayments of bank credit
   agreement                   (4,000)     (9,500)   (4,372)
Repayment of term note         (1,089)     (1,089)        -
Repayment of acquisition notes   (529)     (1,409)   (2,292)
Issuance of equipment lease        22          50         -
Repayments of mortgage and
   equipment notes                (23)        (54)     (109)
                               -----------------------------
Net cash provided by (used in)
   financing activities         1,637      (4,470)    3,939
Cumulative translation
   adjustment                     (38)          5       (14)
                               -----------------------------
Net decrease in cash and
   cash equivalents               (22)        (77)     (972)
Cash and cash equivalents,
   beginning of year            1,899       1,976     2,948
                               -----------------------------
Cash and cash equivalents,
   end of year                 $1,877     $1,899     $1,976
                               ============================
Supplemental disclosure of
   cash flow information
   Cash paid during the
   period for:
   Income taxes                $1,777     $1,355    $   982
   Interest                    $  823     $  962    $   606

See accompanying notes.

[DESCRIPTION]               Matrix Service Company
                 Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Organization and Basis of Presentation

The consolidated financial statements present the accounts of Matrix
Service Company ("MSC") and its subsidiaries (collectively referred to as "the Company"). Subsidiary companies include Matrix Service, Inc., ("Matrix"), Midwest Industrial Contractors, Inc. ("Midwest"), Matrix Service Mid-Continent, Petrotank Equipment, Inc. ("Petrotank"), Tank Supply, Inc., San Luis Tank Piping Construction Co., Inc. ("San Luis"), Colt Construction Co. ("Colt"), Midwest International, Inc., Heath Engineering Ltd. ("Heath"), Brown Steel Contractors, Inc. ("Brown") and Mayflower Vapor Seals Corp. ("Mayflower"). Intercompany transactions and balances have been eliminated in consolidation. Mayflower was acquired on August 26, 1994 by MSC (see Note 3).

The Company operates primarily in the United States but has operations in Canada and Mexico through Heath and San Luis. The Company's one industry segment is maintenance, construction services and products for petroleum refining and storage facilities and water storage tanks and systems for municipalities and private industry.

Cash Equivalents

The Company includes as cash equivalents all investments with original maturities of three months or less which are readily convertible into cash. The carrying value of cash equivalents approximates fair value.

Inventories

Inventories consist primarily of raw materials and are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or average cost method.

Revenue Recognition

Revenues from fixed-price contracts are recognized on the percentage-of-completion method measured by the percentage of costs incurred to date to estimated total costs for each contract. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred plus the estimated fee earned. Anticipated losses on uncompleted contracts are recognized in full when they become known. Losses from the investment in the undistributed equity of the foreign joint venture were recognized in accordance with the equity method of accounting in 1995.

Depreciation and Amortization

Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets. Goodwill and noncompete agreements are being amortized over 40 and 5 years, respectively, using the straight-line method.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, the deferred tax provision is determined under the liability method whereby deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates.

Net Income per Common and Common Equivalent Share

Primary net income per common and common equivalent share is computed using the weighted average number of shares of common stock and common stock equivalents. Common stock equivalents consist of stock options (calculated using the treasury stock method). Fully diluted net income per common and common equivalent share is computed using the higher of year-end or average market price under the treasury stock method.

Stock Option Plans

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock options because, as discussed in Note 6, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Uncompleted Contracts

Contract terms generally provide for progress billings based on completion of certain phases of the work. The excess of costs incurred and estimated earnings recognized for construction contracts over amounts billed on uncompleted contracts is reported as a current asset and the excess of amounts billed over costs incurred and estimated earnings recognized for construction contracts on uncompleted contracts is reported as a current liability as follows:

                                            May 31
                                        1997      1996
                                     ------------------
                                        (In thousands)
 Costs incurred and estimated
   earnings recognized on
   uncompleted contracts             $104,746   $97,683
 Billings on uncompleted
   contracts                          109,770    89,914
                                     -------------------
                                     $  5,024   $ 7,769
                                     ===================
   Shown on balance sheet as:
  Costs and estimated earnings
    in excess of billings on
    uncompleted contracts             $11,349   $12,122
  Billings on uncompleted
    contracts in excess of
    costs and estimated
    earnings                            6,325     4,353
                                     -------------------
                                     $  5,024   $ 7,769
                                     ===================

Approximately $4.2 million and $3.5 million of accounts receivable at May 31, 1997 and 1996, respectively, relate to billed retainages under contracts.

3. Acquisitions

Mayflower Vapor Seals

On August 26, 1994, the Company acquired certain assets of Mayflower Vapor Seals Corp. for $660,000. The transaction was accounted for as a purchase and resulted in approximately $442,000 of goodwill, which is being amortizedon a straight-line basis over a 40-year period. The operations of the newsubsidiary have been included in the accompanying financial statements subsequent to August 26, 1994.

Pro forma results of operations for the year ended May 31, 1995, assuming Mayflower transaction occurred on June 1, 1994, were not significantly different from the results reported.


Noncash Investing Activities

At May 31, 1997, the Company has an earnout payable of $2.4 million for distributions which will be made pursuant to contingent consideration provisions of various business acquisition agreements. The earnout payable represents final settlement of the earnout agreement.

4. Long-Term Debt

Long-term debt consists of the following:

                                                  1997      1996
                                                 ----------------
                                                  (In thousands)
Notes payable to former shareholders of
  Colt requires quarterly principal
  payments of $132,315, interest at
  the prime rate, commencing March 31, 1993       $  397  $  926

Borrowings under bank credit facility:
  Revolving note payable                           5,000   2,000
  Term note payable                                2,450   3,539
Other                                                 10      11
                                                 ------------------
                                                   7,857   6,476
Less current portion                               1,495   1,629
                                                 ------------------
                                                  $6,362  $4,847

In August 1994, the Company established a credit facility with a commercial bank under which the Company may borrow a total of $20 million. The Company may borrow up to $15 million under a revolving credit agreement based on the level of the Company's eligible accounts receivable, which was $31,769,000 at May 31, 1997. The agreement provides for interest at the Prime Rate (8.5% at May 31, 1997) minus one-half of one percent, or a LIBOR based option, (7.3% at May 31, 1997) and matures on October 31, 1999. The agreement requires maintenance of certain financial ratios, limits the amount of additional borrowings and prohibits the payment of dividends. Advances of $5 million were outstanding under this agreement at May 31, 1997. The credit facility also provides for a term loan up to $5 million. On October 5, 1994, a term loan of $4.9 million was made to the Company. The term loan is due on August 31, 1999 and is to be repaid in 54 equal payments beginning in March 1995 at an interest rate based upon the Prime Rate or LIBOR option. At May 31, 1997, the interest rates for this credit facililty were Prime Rate option of 8.0% on $2.0 million and LIBOR option of 7.2% on $3.0 million. At May 31, 1997, the balance outstanding on the term loan was $2,450,000 at Prime Rate option of 8.5% on $450 thousand and LIBOR option of 7.8% on $2.0 million.
The credit facility is secured by all accounts receivable, inventory, intangibles, and proceeds related thereto.

The Company has outstanding letters of credit and letters of guarantee totaling $3,337,718 which mature during 1997, 1998 and 1999.

Aggregate maturities of long-term debt excluding the revolving note are as follows (in thousands): 1998 - $1,495; 1999 - $1,090; 2000 - $272; and
2001 - $0.

The carrying value of debt approximates fair value.

5. Income Taxes

The components of the provision for income taxes are as follows:

                                 1997      1996      1995
                               ---------------------------
                                      (In thousands)
  Current:
    Federal                     $1,825    $1,145    $ (83)
    State                          443       373      (10)
    Foreign                        218       165     (234)
                               ----------------------------
                                 2,486     1,683     (327)

  Deferred:
    Federal                       (121)      (21)      48
    State                         (180)      368       11
    Foreign                        (55)      (81)       2
                               ----------------------------
                                  (356)      266       61
                               ----------------------------
                                $2,130    $1,949    $(266)
                               ============================


The difference between the expected tax rate and the effective tax rate is indicated below:

                                 1997      1996      1995
                              -------------------------------
                                      (In thousands)
Expected provision (benefit)
  for federal Income taxes at
  the statutory rate            $1,739     $1,495     $(155)
State income taxes, net of
  federal benefit                  290        257        (8)
Charges without tax benefit,
  primarily goodwill
  amortization                     225        246       246
Life insurance proceeds              -          -      (255)
  Other                           (124)       (49)      (94)
                               -------------------------------
Provision for income taxes      $2,130     $1,949     $(266)



The Company incurred pretax losses from foreign operations of $1,449,000 in 1996.

Significant components of the Company's deferred tax liabilities and assets as of May 31, 1997 and 1996 are as follows:

                                           1997      1996
                                          ----------------
                                           (In thousands)
     Deferred tax liabilities:
       Tax over book depreciation         $4,713    $5,055
       Other - net                            44        33
                                          -----------------
     Total deferred tax liabilities        4,757     5,088

     Deferred tax assets:
       Foreign insurance dividend            275       287
       Vacation accrual                      205       203
       Colt & Brown noncompete
         amortization                        423       483
       Other - net                           118       (22)
                                          -----------------
     Total deferred tax assets             1,021       995
                                          -----------------
     Net deferred tax liability           $3,736    $4,093
                                         ==================


The Company had operating loss carryforwards at May 31, 1995 attributable to foreign operations totaling $694,000 that were fully utilized during 1996. The Company has unused state job tax credit carryforwards of $369,000 at May 31, 1997.

6. Stockholders' Equity

The Company has adopted a 1990 Incentive Stock Option Plan (the "1990 Plan") and a 1991 Incentive Stock Option Plan (the "1991 Plan") to provide additional incentives for officers and other key employees of the Company to promote the success of the business and to enhance the Company's ability to attract and retain the services of qualified persons. The Company has adopted a 1995 Nonemployee Directors' Stock Option Plan (the "1995 Plan") to promote the interests of the Company and its stockholders by helping to attract and retain highly qualified independent directors and allowing them to develop a sense of proprietorship and personal involvement in the development and financial success of the Company. Under the 1990 and 1991 Plans, incentive and nonqualified stock options may be granted to the Company's key employees and nonqualified stock options may be granted to nonemployees who are elected for the first time as directors of the Company after January 1, 1991. Options generally become exercisable over a five-year period from the date of the grant. Under the 1995 Plan, qualified stock options are granted annually to nonemployee directors. Stock options granted under the 1995 Plan generally become exercisable over a two-year period from the date of the grant. Under each plan, options may be granted with durations of no more than ten years. The option price per share may not be less than the fair market value of the common stock at the time the option is granted. Shareholders have authorized an aggregate of 1,250,000, 620,000, and 250,000 options to be granted under the 1990, 1991, and 1995 Plans, respectively. Options exercisable total 681,279 and 497,618 at May 31, 1997 and 1996, respectively.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at that date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 5.70% to 6.62%; dividend yield of 0%; volatility factors of the expected market price of the Company's stock of .376 to .690; and an expected life of the options of 3.5 to 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characeristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The effect on pro forma net income from the options is as follows:

                                         1997        1996
                                     ------------------------
                                          (in thousands)

     Income before stock options       $2,984        $2,449

     Compensation expense from
       stock options:
          1996 grant                      231            78
          1997 grant                       38             -
                                     ------------------------
     Net income                        $2,715        $2,371
                                     ========================

    Pro forma earnings per share:
      Primary                               .28         .25
      Fully diluted                         .27         .25


The effect of compensation expense from stock options on 1996 pro forma net income reflects only the vesting of 1996 awards. However, 1997 pro forma net income reflects the second year of vesting of the 1996 awards and the first year of vesting of 1997 awards.

The following summary reflects option transactions for the past three years:

                                                   Option   Price
                                     Shares          Per    Share
                                   --------------------------------
       Shares under option:
         Balance at May 31, 1994    1,244,104       $ .67 - $11.25
           Granted                  1,390,525        3.63    11.25
           Exercised                   (7,235)        .67  -   .80
           Canceled                (1,195,189)        .80  - 11.25
                                   --------------------------------
         Balance at May 31, 1995    1,432,205         .67  - 11.25
           Granted                    391,500        3.63  -  6.25
           Exercised                  (36,408)        .67  -  3.63
           Canceled                  (265,741)        .80  -  5.75
                                   --------------------------------
         Balance at May 31, 1996    1,521,556         .67  -  6.25
           Granted                    113,000        5.88  -  7.875
           Exercised                  (62,239)        .67  -  6.250
           Canceled                   (47,313)       3.63  -  6.25
                                   --------------------------------
         Balance at May 31, 1997    1,525,004       $ .67 - $ 7.875
                                   ================================

7. Commitments

The Company is the lessee under operating leases covering real estate in Tulsa, Oklahoma; Bristol, Pennsylvania; Anaheim, California; Bay Point, California; Paso Robles, California; Bellingham, Washington; and Carson, California. The Paso Robles lessors are former stockholders of San Luis, now a stockholder of the Company and parties related to him. In 1995 and 1994, the Bellingham lessors were former stockholders of Colt, who became a stockholder of the Company and parties related to him. The Company is also the lessee under operating leases covering office equipment. Future minimum lease payments are as follows (in thousands): 1998 - $517; 1999 - $372; 2000 - $279; 2001 - $239; 2002 - $89 and thereafter $154. Rental expense was $516,000, $646,000 and $663,000 for the years ended May 31, 1997, 1996 and 1995, respectively. Rental expense related to the Paso Robles lease was $149,000 for the year ended May 31, 1997 and 1996 and $120,000 for the years ended May 31, 1995. Rental expense related to the Bellingham lease was $57,000 for the years ended May 31, 1997, 1996 and 1995.

8. Discontinued Foreign Operations

During 1993 the Company invested $662,000 to establish a joint venture
(Al Shafai - Midwest Constructors) with a Saudi Arabian company to perform mechanical contracting services in the Kingdom of Saudi Arabia. Al Shafai-Midwest Constructors is 49% owned by Midwest International, Inc. The
Company invested another $1,404,000 in the joint venture in 1994 and received $46,000 from the joint venture in 1995. The Company's 49% share of the losses was $349,000 and $200,000 for 1995 and 1994, respectively. Due to changes in economic conditions in Saudi Arabia, the Company and the Saudi Arabian company are in the process of liquidating the joint venture. The Company reduced the carrying value of its investment in this joint venture by $1,017,000 in 1995 to the estimated recovery upon completion of the liquidation.

Effective February 29, 1996, the Company discontinued the operations of its United Kingdom tank maintenance subsidiary. As a result, assets totaling $426,000 were sold or written off. Remaining assets of $556,000 were transferred to other Company locations for use in operations.

9. Other Financial Information

The Company provides specialized on-site maintenance and construction services for petrochemical processing and petroleum refining and storage facilities.
The Company grants credit without requiring collateral to customers consisting of the major integrated oil companies, independent refiners and marketers, and petrochemical companies. Although this potentially exposes the Company to the risks of depressed cycles in oil and petrochemical industries, the Company's receivables at May 31, 1997 have not been adversely affected by such conditions and historical losses have been minimal.

Sales to one customer accounted for approximately 11% of the Company's revenues for the year ended May 31, 1996. There were no sales to one customer in excess of 10% of for the years ended May 31, 1997 and 1995.

Depreciation expense for the years ended May 31, 1997, 1996 and 1995 was $4.5 million, $4.7 million and $4.5 million, respectively. Amortization of goodwill and noncompete for the years ended May 31 ,1997, 1996 and 1995 was $864,000, $1.1 million and $1.5 million, respectively.

10. Employee Benefit Plan

On June 1, 1993, the Company established a defined contribution 401(k) savings plan (the "Plan"). All employees meeting length of service requirements are eligible to participate in the Plan. Participants may contribute an amount up to 15% of pretax annual compensation as defined in the Plan, subject to certain other limitations in accordance with
Section 401(k) of the Internal Revenue Code. The Company may match contributions at a percentage determined by the Company, but not to exceed 100% of the elective deferral contributions made by participants during the Plan year. The Company has made no matching contributions to the Plan for the years ended May 31, 1997, 1996, and 1995.

11. New Accounting Standard

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1997. The adoption of Statement 121 did not have a significant impact on the Company's financial statements.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December
31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact on earnings per share for the year ended May 31, 1997 would have been an increase of $.01 per share for both basic and diluted shares.


12. Contingent Liabilities

The Company is self-insured for worker's compensation, auto, and general liability claims with stop loss protection at $250,000, $100,000, and $50,000 per incident, respectively. Management estimates the reserve for such claims based on knowledge of the circumstances surrounding the claims, the nature of any injuries involved, historical experience, and estimates of future costs provided by certain third parties. Accrued insurance at May 31, 1997 represents management's estimate of the Company's liability at that date. Changes in the assumptions underlying the accrual could cause actual results to differ from the amounts reported in the financial statements.

13. Subsequent Events

On June 17, 1997, Matrix Service Company acquired the stock of General Service Corporation ("GSC") and it's affiliated companies, Maintenance Services Inc., Allentech, and Environmental Protection Services, Inc. for up to $7.8 million, subject to certain adjustments. The purchase price was payable in cash of $4.8 million, a $250,000 note payable in 12 quarterly installments. In addition, the stockholders of GSC are entitled to receive in the future up to an additional $2.75 million in cash if GSC satisfies certain earnings requirements. The transaction will be accounted for as a purchase and is expected to result in the creation of approximately $2.9 million of goodwill and noncompetition covenants of which $2.3 million, representing the goodwill, will be amortized over a 40-year period and the remaining balance will be amortized over a three-year period. GSC is engaged in the same line of business as Matrix Service Company.

[MULTIPLIER]     1,000
[DESCRIPTION]    Quarterly Financial Data

                   Matrix Service Company

            Quarterly Financial Data (Unaudited)


Summarized quarterly financial data are as follows:

                               First     Second    Third     Fourth
             1997              Quarter   Quarter   Quarter   Quarter
 ----------------------------------------------------------------------
                               (In thousands except per share amounts)

 Revenues                      $39,630   $48,212   $42,242   $53,060
 Gross profit                    3,965     4,638     4,018     4,819
 Net income                        632       954       644       754
 Net income per share -
   Primary                         .07       .10       .07       .08
   Fully diluted                   .07       .10       .07       .08

        1996
 ---------------------------


  Revenues                     $43,162   $48,262   $39,951   $52,350
  Gross profit                   4,325     4,321     3,986     3,986
  Net income                       551       670       457       771
  Net income per share -
    Primary                        .06       .07       .05       .08
    Fully diluted                  .06       .07       .05       .08
