Form 10-Q
period 1997-08-31
MATRIX SERVICE CO
filed 1997-10-14
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C.  20549

              FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  August 31, 1997

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

             Yes  [X]    No [ ]

As of October 14, 1997, there were          shares of the
Company's common stock, $.0l par value per share, issued and shares outstanding.

            PART I.- FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                          Matrix Service Company
              Condensed Consolidated Statements of Income
            (in thousands, except share and per share data)

[CAPTION]

                                          Three Months Ended
                                              August 31
                                             (unaudited)
                                         -----------------
                                          1997      1996
                                        -------   -------

Revenues                                $49,519      $39,630

Cost of revenues                         44,777       35,665
                                        --------     --------

Gross profit                              4,742         3,965

Selling, general and
     administrative expenses              3,006         2,459


Goodwill and noncompete
     amortization                           296           216
                                        --------      --------
Operating income                          1,440         1,290

Other income (expense):
   Interest income                           43            29
Interest expense                           (258)         (114)
      Other                                   9           (49)                                           --------      ----
                                        --------      --------
Inome before income tax expense           1,234         1,156


Provision for federal and state
     income tax expense                     465           524
                                       --------      --------
Net Income                              $   769       $   632
                                       ========      ========


Net income per common and
common equivalent shares:

 Primary                                $   0.08      $   0.07

 Fully diluted                              0.08          0.07

Weighted average common and
common equivalent shares outstanding:

Primary                                 9,965,765     9,523,982

Fully diluted                           9,965,765     9,523,982

See Notes to Condensed Consolidated Financial Statements

                                      Matrix Service Company
                                Condensed Consolidated Balance Sheets
                                         (in thousands)
                                         August 31,    May 31,
                                         ----------   ---------
                                            1997        1997
                                         ----------   ---------
                                         (unaudited)


ASSETS:

Current assets:

Cash and cash equivalents                $  1,184      $  1,877

Accounts receivable                        38,211        37,745

   Costs and estimated earnings
     in excess of billings on
     uncompleted contracts                 14,224        11,349


   Inventories                              5,720         4,989

   Prepaid expenses                           463           456

   Deferred taxes                           1,075         1,021

   Income tax receivable                    1,033           317
                                         ---------     ---------
   Total current assets                  $ 61,910      $ 57,754

Investment in undistributed equity
of a foreign joint venture                    174           174

Property, plant and equipment
   at cost:

Land and buildings                         19,099        15,097

Construction equipment                     24,308        24,444


Transportation equipment                    5,761         5,504

Furniture and fixtures                      3,298         3,164


Construction in progress                    2,950         2,614
                                         ---------     ---------
   Less accumulated depreciation           24,398        20,861
                                         ---------     ---------

   Net property, plant and equipment      31,018         29,962

   Goodwill, net of accumulated           30,925         28,721
amortization

    Other assets                             811            261
                                        ---------       --------
    Total assets                       $124,838        $116,872



See Notes to Condensed Consolidated Financial Statements

                           Matrix Service Company
                  Condensed Consolidated Balance Sheets
                              (in thousands)

                                            August 31,    May 31,
                                          -----------   ---------
                                             1997         1997
                                          -----------   ---------
                                          (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY:

    Current liabilities:


    Accounts payable                       $ 12,620      $ 12,307

    Billings on uncompleted contracts in
    excess of costs and estimated earnings    6,943         6,325


    Accrued expenses                          7,057         6,583

    Earnout payable                               0         2,400

    Income taxes payable                        774           431

    Deferred income taxes                       177             0

    Current portion of long-term debt         2,093         1,495
                                          ---------     ---------
    Total current liabilities                29,664        29,541

    Long-term debt:

    Bank credit agreement                     7,750         5,000


    Equipment note payable                       20             0

    Acquisition notes payable                   131           407


    Term note payable                         5,441           955
                                          ---------     ---------
    Total long-term debt                     13,342         6,362


    Deferred income taxes                     4,757         4,757

    Stockholders' equity:

    Common stock                                 95            95


    Additional paid-in capital               50,903        50,903

    Retained earnings                        26,913        26,269


    Cumulative translation adjustment          (166)        (145)
                                           ---------     ---------
                                             77,745        77,122
   Less: Treasury stock, at cost                670           910
                                           ---------     ---------
   Total stockholders' equity                77,075        76,212
                                           ---------     ---------
     Total liabilities and
     stockholders' equity                   $124,838     $116,872
                                           =========     =========

See Notes to Condensed Consolidated Financial Statements

                              Matrix Service Company
                             Condensed Consolidated
                               Cash Flow Statements
                                  (in thousands)
                                         Three Months Ended
                                             August 31
                                            (unaudited)
                                         ------------------
                                           1997       1996
                                         -------    -------
Cash flow from operating activities:

Net income                               $  769    $  632


Adjustments to reconcile net income
to net cash provided by operating
activities:

Depreciation and amortization            1,546     1,392

Changes in current assets and
liabilities increasing
(decreasing) cash:

Accounts receivable                      4,129     3,120


Costs and estimated earnings
in excess of billings on
uncompleted contract                    (1,741)      417

    Inventories                            494      (634)


    Prepaid expenses                       (16)      (99)

    Accounts payable                    (2,900)   (1,881)


    Billings on uncompleted
    contracts in excess of
    costs and estimated earnings           151       755


    Taxes and other accruals            (2,141)   (1,432)


    Other                                   (3)       (2)
                                        --------  --------
    Net cash provided by
    by operating activities                288     2,268


    Cash flow from investing activities:

    Capital expenditures                  (932)   (1,459)

    Proceeds from sale of equipment         36        21


    Acquisition of subsidiary,
       net of cash acquired             (4,129)       47
                                        --------  --------

    Net cash used in
       investing activities             (5,025)   (1,391)


                        Matrix Service Company
               Condensed Consolidated Cash Flow Statements
                          (in thousands)
                                            Three Months Ended
                                                   August
                                                (unaudited)
                                            ------------------
                                              1997       1996
                                            -------     ------

Cash flows from financing activities:


   Issuance of acquisition notes                197           -
Repayment of acquisition payables              (132)       (133)
   Issuance of equipment notes                   39           -
Repayment of equipment notes                     (3)        (10)
Issuance of long-term debt                    9,750       1,000
Repayment of long-term debt                  (5,910)     (2,272)
Issuance of stock                               116          14
                                             -------     -------

     Net cash used in financing activities    4,057      (1,401)

     Cumulative translation adjustment          (13)          1
                                              -------    -------
     Decrease in cash and cash equivalents     (693)       (523)

     Cash and cash equivalents at beginning
        of period                             1,877       1,899
                                             -------     -------
    Cash and cash equivalents at end
        of period                            $1,184      $1,376
                                             =======     =======

     See Notes to Condensed Consolidated Financial Statements

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

The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended May 3l, 1997, included in the Company's Annual Report on Form 10-K for the year then ended. The Company's business is seasonal; therefore, results for any interim period may not necessarily be indicative of future operating results.

NOTE B - BUSINESS ACQUISITIONS

On June 17, 1997, the Company acquired all of the outstanding common stock of General Service Corporation and its affiliated companies, Maintenance Services, Inc., Allentech, Inc., and Environmental Protection Services (collectively "GSC") for up to $7.8 million, subject to certain adjustments. The purchase price consisted of $4.75 million in cash and a $250 thousand, prime rate (currently 8.25%) promissory note payable in 12 equal quarterly installments. In addition, the stockholders of GSC are entitled to receive in the future up to an additional $2.75 million in cash if GSC satisfies certain earnings requirements. The transaction was accounted for as a purchase and created approximately $3.0 million of goodwill and non-competition covenants.

ITEM 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations

Three Months Ended August 31, 1997 Compared to Three Months Ended
August 31, 1996

General Service Corporation ("GSC") was acquired by Matrix
Service Company (the "Company") on June 17, 1997. Accordingly, the results of operations of GSC, for two and one-half months are included for the current period, but none of GSC's operations are included in the prior year period.

Revenues for the quarter ending August 31, 1997 were $49.5 million as compared to revenues of $39.6 million for the quarter ended August 31, 1996, representing an increase of approximately $9.9 million or 25%. The increase is due primarily to the inclusion in first quarter data of revenues of $5.3 million from the operations of GSC (referred to above) and increased revenues from refinery capital projects as compared with the same period in 1996.

Gross profit for the quarterly period ending August 31, 1997 was $4.7 million, an increase of $777 thousand over the period ended August 31, 1996. Gross profit as a percentage of revenues decreased to 9.6% for the 1997 period compared to 10.0% for the 1996 period. The decrease results mainly from revenue being generated from capital work rather than repair and maintenance which generally produces higher profit margins.

Selling, general and administrative expenses increased to $3.0 million for the quarterly period ending August 31, 1997 from expenses of $2.5 million for the quarterly period ended August 31, 1996, an increase of $547 thousand or approximately 22% and representing as a percentage of revenues, a decrease to 6.1% for the 1997 period as compared to 6.2% for the 1996 period. The principal amount of increase is due to the inclusion of expenses of GSC.

Operating income increased to $1.4 million for the quarterly period ending August 31, 1997 from income of $1.3 million for the quarterly period ended August 31, 1996, an increase of $150 thousand. The increase was due to higher revenues combined with stable cost of revenues and selling, general and administrative expense offset by increased amortization of goodwill. The increased goodwill is attributed to the GSC acquisition.

Interest expense increased to $258 thousand for the quarterly period ending August 31, 1997 from $114 thousand of interest expense for the quarterly period ended August 31, 1996. The increase resulted primarily from increased borrowing under the Company's revolving credit facility and term loans established on August 24, 1994 as amended. During the period there was an average of $6.3 million outstanding under the revolver loan. The term loan increase was due primarily to the GSC acquisition.

Net income increased to $769 thousand for the quarterly period ending August 31, 1997 from net income of $632 thousand for the quarterly period ended August 31, 1996. The increase was due to increased revenues and decreased provision for income tax for the 1997 period as compared to the 1996 period. The lower income tax provision for the 1997 period resulted from a net operating loss carry forward acquired with GSC.

Liquidity and Capital Resources

The Company has financed its operations recently with cash generated by operations and advances under the Company's credit facility. The Company has a credit facility with a commercial bank under which the Company may borrow a total of $25.0 million. The Company may borrow up to $15.0 million under a revolving credit agreement based on the level of the Company's eligible receivables. The agreement provides for interest at the Prime Rate minus three quarters of one percent (3/4 of 1%), or a LIBOR based option, and matures on October 31, 1999. At August 31, 1997, the interest rate was 7.75% and the outstanding advances under the revolver totaled $7.75 million. The credit facility also provides for two term loans up to $5.0 million each. On October 5, 1994, and June 19, 1997 term loans of $4.9 million and $5.0 million, respectively, were made to the Company. The 1994 term loan is due on August 31, 1999 and is to be repaid in 54 equal payments beginning in March 1995 at an interest rate based upon the Prime Rate or a LIBOR option. The 1997 term loan is due January 23, 2002 and is to repaid in 54 equal payments beginning January 7, 1998 at an interest rate based upon the prime rate or a LIBOR option. At August 31, 1997, the interest rate on the term loans was 8.25%, and the outstanding balance was $2.2 million and $5.0 million, respectively. The rates reflected above are based on an agreement made after August 31, 1997.

Operations of the Company provided $288 thousand of cash for the three months ended August 31, 1997 as compared with providing cash from operations of $2.3 million for the three months ended August 31, 1996, representing a decrease of approximately $2.0 million. The decrease was primarily the result of a net decrease of $2.8 million in billings on uncompleted contracts in excess of costs and estimated earnings in excess of billings.

Capital expenditures during the three month period ended August 31, 1997 totaled approximately $932 thousand. Of this amount approximately $413 thousand was used to purchase welding and construction equipment for field operations. The Company has invested approximately $245 thousand for office expansion for support of field operations. In addition, the Company has currently budgeted approximately $2.6 million for additional capital expenditures primarily to be used to purchase construction equipment during the remainder of fiscal year 1998. The Company expects to be able to finance any such expenditures with available working capital.

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

PART II
OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K:

A.  Exhibit 10.1 - Second Amendment to Credit Agreement
B.  Exhibit 11 - Computation of earnings per share.
C.  Reports on Form 8-K: None

                                  Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            MATRIX SERVICE COMPANY

Date:  October 15, 1997

By: /s/C. William Lee
   --------------------
   C. William Lee
Vice President-Finance
Chief Financial Officer Signing on behalf of the
registrants the registrant's chief financial officer.