Form 10-Q/A
period 1997-08-31
MATRIX SERVICE CO
filed 1997-10-15
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C.  20549

              FORM 10-Q/A

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

             Yes  [X]    No [ ]

As of October 14, 1997, there were 9,491,153 shares of the Company's common stock, $.0l par value per share, issued and 9,407,139 shares outstanding.

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