Form 10-Q
period 1997-11-30
MATRIX SERVICE CO
filed 1998-01-14
CIK 866273

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C.  20549

                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 1997

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

                  Yes  [X]    No [ ]

As of January 13, 1998, there were 9,491,153 shares of the Company's common stock, $.01 par value per share, issued and 9,428,139 shares outstanding.

                      PART I.- FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                                   Matrix Service Company
             Condensed Consolidated Statements of Income
            (in thousands, except share and per share data)
[CAPTION]

                              Three Months Ended        Six Months Ended
                                 November 30              November 30
                              ------------------        ----------------
                                 (unaudited)           (unaudited)
                              1997         1996         1997        1996
                              ------------------       -----------------
[MULTIPLIER]                1,000

Revenues                     $62,017      $48,212     $111,536     $87,842

Cost of revenues              56,875       43,574      101,652      79,239
                             -------      -------      -------     -------

Gross profit                   5,142        4,638        9,884       8,603

Selling, general and
  administrative expenses      3,205        2,719        6,211       5,178

Goodwill and noncompete
  amortization                   296          216          592         432
                             -------      -------      -------     -------

Operating income               1,641        1,703        3,081       2,993

Other income (expense):
  Interest income                 30           28           74          57
  Interest expense              (260)        (115)        (518)       (229)
  Other                           92          116          100          67
                             -------      -------      -------     -------


Income before income
  tax expense                  1,503        1,732        2,737       2,888

Provision for federal and
state income tax expense         550          778        1,015       1,302
                             -------      -------      -------     -------


Net income                      $953         $954       $1,722      $1,586
                             =======      =======      =======     =======


Net income per common and
common equivalent shares:

     Primary                   $0.10        $0.10        $0.17        $0.17
     Fully diluted             $0.10        $0.10        $0.17        $0.17

Weighted average common and
common equivalent shares
outstanding:

      Primary               9,858,467    9,569,550    9,926,630    9,555,545
      Fully diluted         9,927,143    9,569,550    9,948,677    9,562,788

See Notes to Condensed Consolidated Financial Statements

[MULTIPLIER]                1,000

                                   Matrix Service Company
                           Condensed Consolidated Balance Sheets
                                      (in thousands)
                                       November 30,   May 31,
                                          1997         1997
                                       -----------  ---------
                                      (unaudited)
ASSETS:

Current assets:

Cash and cash equivalents             $    162     $  1,877

   Accounts receivable                  41,615       37,745

   Costs and estimated earnings
        in excess of billings on
        uncompleted contracts           12,737       11,349

        Inventories                      6,145        4,989

        Prepaid expenses                   521          456

        Deferred taxes                   1,074        1,021

        Income tax receivable              976          317
                                      --------      -------

    Total current assets                63,230       57,754

Investment in undistributed equity
of a foreign joint venture                 174          174

Property, plant and equipment at cost:

Land and buildings                      20,944       15,097

Construction equipment                  24,630       24,444

Transportation equipment                 5,783        5,504

Furniture and fixtures                   3,439        3,164

Construction in progress                   890        2,614
                                       -------      -------

                                        55,686       50,823

   Less accumulated depreciation        25,444       20,861
                                       -------      -------

   Net property, plant and equipment    30,242       29,962

   Goodwill, net of accumulated
   amortization                         30,700       28,721

    Other assets                           743          261
                                      --------     --------

    Total assets                      $125,089     $116,872
                                      ========     ========


See Notes to Condensed Consolidated Financial Statements

[MULTIPLIER]                1,000

                                  Matrix Service Company
                           Condensed Consolidated Balance Sheets
                                       (in thousands)
                                          November 30,   May 31,
                                             1997         1997
                                          ------------  ---------
                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:
    Current liabilities:

    Accounts payable                       $12,777      $12,307

    Billings on uncompleted contracts in
    excess of costs and estimated earning    8,434        6,325

    Accrued expenses                         5,163        9,414

    Current portion of long-term debt        2,234        1,495
                                           -------      -------

    Total current liabilities               28,608       29,541

    Long-term debt:

    Bank credit agreement                    8,750        5,000

    Acquisition notes payable                  115          407

    Term notes payable                       5,045          955
                                           -------      -------

    Total long-term debt                    13,910        6,362

    Deferred income taxes                    4,757        4,757

    Stockholders' equity:

    Common stock                                95           95

    Capital in excess of par value          50,903       50,903

    Retained earnings                       27,573       26,269

    Cumulative translation adjustment         (220)        (145)
                                           -------      -------

      Total capital and
         retained earnings                  78,351       77,122

     Less:Treasury stock, at cost              537          910
                                           -------      -------

     Total stockholders' equity             77,814       76,212
                                           -------      -------

     Total liabilities and stockholders'
     equity                               $125,089     $116,872
                                          ========     ========

See Notes to Condensed Consolidated Financial Statements

[MULTIPLIER]                1,000

                                  Matrix Service Company
                        Condensed Consolidated Cash Flow Statements
                                      (in thousands)
                                          Six Months Ended
                                            November 30
                                            (unaudited)
                                         1997        1996
                                         -----------------
Cash flow from operating activities:

Net income                               $1,722      $1,586

Adjustments to reconcile net income
to net cash provided by (used in)
operating activities:

Depreciation and amortization             3,037       2,795

Changes in current assets and
liabilities increasing
(decreasing) cash:

Accounts receivable                         717           8

Costs and estimated earnings in
  excess of billings on uncompleted
  contracts                                (254)     (3,441)

    Inventories                              69        (852)

    Prepaid expenses                        (74)        (89)

    Accounts payable                     (2,948)        779

    Billings on uncompleted contracts
      in excess of costs and estimated
      earnings                            1,642       1,786

    Taxes receivable and other accruals  (4,899)     (1,340)

    Other                                    (5)         34
                                         ------      ------

    Net cash (used in) provided by
      operating activities                 (993)      1,266

    Cash flow from investing activities:

    Capital expenditures                 (1,433)     (3,049)

   Acquisition of subsidiary,
       net of cash acquired              (4,182)         47
       Other, net                            50          36
                                         ------      ------

    Net cash used in investing
    activities                           (5,565)     (2,966)

                               Matrix Service Company
                        Condensed Consolidated Cash Flow Statements
                                       (in thousands)
                                                Six Months Ended
                                                  November 30,
                                                  (unaudited)
                                               1997         1996
                                              ------       ------



    Cash flows from financing activities:

        Issuance of acquisition payable         286            -
        Repayment of acquisition payables      (281)        (265)
        Repayment of equipment notes            (14)         (11)
        Issuance under long-term credit
           agreement                         10,750        3,000
        Repayments under long-term
           credit agreement                  (2,000)      (2,000)
        Repayment of long-term debt          (4,042)        (544)
        Issuance of stock                         -            -
        Change in treasury stock                144           19
                                             ------       ------

             Net cash provided by
             financing activities             4,843          199
                                             ------       ------
        Increase in cash and cash
           equivalents                       (1,715)      (1,501)

   Cash and cash equivalents at beginning
        of period                             1,877        1,899
                                             ------       ------

    Cash and cash equivalents at end
        of period                            $  162       $  398
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

NOTE B - BUSINESS ACQUISITIONS

On June 17, 1997, the Company acquired all of the outstanding common stock of General Service Corporation and its affiliated companies, Maintenance Services, Inc., Allentech, Inc., and Environmental Protection Services (collectively "GSC") for up to $7.8 million, subject to certain adjustments. The purchase price consisted of $4.75 million in cash and a $250 thousand, prime rate (currently 8.25%) promissory note payable in 12 equal quarterly installments. In addition, the stockholders of GSC are entitled to receive in the future up to an additional $2.75 million in cash if GSC satisfies certain earnings requirements. Under the provision of the contract the stockholders have the right to elect 70% of the earnout amount upon change of control of the Company. The stockholders of GSC have elected to receive 70% of the earnout to satisfy this provision, upon the closing of the transaction between the Company and ITEQ, Inc. (SEE NOTE C - RECENT EVENT) The transaction was accounted for as a purchase and created approximately $3.0 million of goodwill and non-competition covenants.

NOTE C - RECENT EVENT

On December 16, 1997, the Company and ITEQ, Inc. ("ITEQ") entered into a Plan and Agreement of Merger whereby ITEQ will acquire the Company. The shareholders of the Company will be able to tender a share of Company common stock for either $10 cash or .8333 of one share of ITEQ common stock, subject to the cash portion of the purchase price not exceeding 50% nor being less than 30% of the total consideration. The acquisition is subject to shareholder and regulatory approval and the absence of any dissenters. The transaction is expected to close by March 1998, and will be accounted for using the purchase method of accounting.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended November 30, 1997 Compared With The Three Months Ended November 30, 1996

General Service Corporation ("GSC") was acquired by Matrix Service Company (the "Company") on June 17, 1997. Accordingly, the results of operations of GSC for the quarter are included for the current period, but none of GSC's operations are included in the prior year period.

Revenues for the quarter ended November 30, 1997 were $62.0 million as compared to revenues of $48.2 million for the quarter ended November 30, 1996, representing an increase as compared with the same period in 1996 of $13.8 million or 28.6%. The increase is due to the inclusion of GSC revenues and increased revenues from capital projects in the Northwest from the refinery division.

Gross profit increased to $5.1 million for the quarterly period ended November 30, 1997 from gross profit of $4.6 million for the quarterly period ended November 30, l996, an increase of approximately $504 thousand or 10.9%. Gross profit as a percentage of revenues decreased to 8.3% for the 1997 period from 9.6% for the 1996 period. The decrease in gross profit percentage for the current period as compared with the prior period is due to pricing pressure on above ground tank maintenance work in the West and Gulf Coast areas and additional capital work in the refinery division, which historically provides lower margins.

Selling, general and administrative expenses increased to $3.2 million for the quarterly period ended November 30, 1997 as compared to $2.7 million for the quarterly period ended November 30, 1996, an increase of $486 thousand or 17.9%. Selling, general and administrative expenses as a percentage of revenues decreased to 5.2% for the current period as compared to 5.64% for the prior period. The increase in selling, general and administrative expenses for the period is due mainly to the inclusion of GSC. The decrease in expenses as a percentage of revenue results from the expenses being spread over greater revenues.

Operating income decreased to $1.6 million for the quarterly period ended November 30, 1997 from income of $1.7 million for the quarterly period ended November 30, 1996, a decrease of $62 thousand or approximately 3.6%. The decrease in operating profit was due to lower gross profit margins, increased selling, general and administrative expenses and increased amortization expense.

Interest expense increased to $260 thousand for the quarterly period ended November 30, 1997 from $115 thousand of interest expense for the quarterly period ended November 30, 1996. The increase resulted from an increased level of borrowing under the Company's credit facility principally as a result of borrowings for the acquisition of GSC.

The effective tax rate for the quarterly period ended November 30, 1997 decreased to 36.6% as compared to 44.9% for the 1996 period. The reduction is due principally to the utilization of a net operating loss carryforward available from GSC.

Net income decreased to $953 thousand for the quarterly period ended November 30, 1997 from net income of $954 thousand for the quarterly period ended November 30, 1996. The decrease was due to decreased operating profit and increased interest expense for the 1997 period as compared with the 1996 period.

Six Months Ended November 30, 1997 Compared With The Six Months
Ended November 30, 1996

General Service Corporation ("GSC") was acquired by Matrix Service Company (the "Company") on June 17, 1997. Accordingly, the results of operations of GSC for five and one-half months are included for the current period, but none of GSC's operations are included in the prior year six month period.


Revenues for the six months ended November 30, 1997 were $ 111.5 million as compared to revenues of $87.8 million for the six months ended November 30, 1996, representing an increase of approximately $ 23.7 million or 27.0%.
The increase was due to increased revenues from the Company's refinery maintenance and construction operations on the West Coast and the inclusion of GSC in the six month period ended November 30, 1997, as compared with the same period in 1996.


Gross profit increased to $9.9 million for the six months ended November 30, 1997 from gross profit of $8.6 million for the six months ended November 30, 1996. Gross profit as a percentage of revenues decreased to 8.9% for the 1997 period from 9.8% for the 1996 period. The decrease in gross profit percentage for the current period as compared with prior period is due to lower profit margins on maintenance and repair work on above ground storage tanks in the Gulf Coast and West Coast markets, elevated water tanks and capital work in the refinery divisions.

Selling, general and administrative expenses increased to $6.2 million for the six months ended November 30, 1997 compared to $5.2 million for the six months ended November 30, 1996, an increase of $1.0 million or approximately 19.9%. The increase in selling, general and administrative expenses is primarily due to the inclusion of GSC expenses. Selling, general and administrative expenses as a percentage of revenues decreased to 5.6% for the current period as compared with 5.9% for the 1996 period. The decrease in the selling, general and administrative expenses as a percentage of revenues for the current period as compared to the prior period is the result of the expenses being spread over greater revenues.

Operating income increased to $3.1 million for the six months ended November 30, 1997 from income of $3.0 million for the six months ended November 30, 1996. The increase was due to the inclusion of GSC and increased operations from the refinery division offset by lower margins for tank maintenance and repair in certain markets and elevated water tanks.

Net income increased to $1.7 million in the 1997 period from net income of $1.6 million in 1996. The increase was due principally to the inclusion of GSC.

Liquidity and Capital Resources

The Company has financed its operations recently with cash generated by operations and advances under the Company's credit facility. The Company has a credit facility with a commercial bank under which the Company may borrow a total of $25.0 million. The Company may borrow up to $15.0 million under a revolving credit agreement based on the level of the Company's eligible receivables. The agreement provides for interest at the Prime Rate minus three quarters of one percent (3/4 of 1%), or a LIBOR based option of LIBOR plus one and one quarter percent (1 and 1/4%), and matures on October 31, 1999. At November 30, 1997, the interest rate was 7.22% and the outstanding advances under the revolver totaled $8.75 million. The credit facility also provides for two term loans of up to $5.0 million each. On October 5, 1994 and June 19, 1997 term loans of $4.9 million and $5.0 million, respectively, were made to the Company. The 1994 term loan is due on August 31, 1999 and is to be repaid in 54 equal payments beginning in March 1995 at an interest rate based upon the Prime Rate or a LIBOR option. The 1997 term loan is due January 23, 2002 and is to repaid in 54 equal payments beginning January 7, 1998 at an interest rate based upon the prime rate or a LIBOR option. At November 30, 1997, the interest rate on the term loans was 7.72%, and the outstanding balance was $2.0 million and $5.0 million, respectively.

Operations of the Company used $933 thousand of cash for the six months ended November 30, 1997 as compared with providing cash from operations of $1.3 million for the six months ended November 30, 1996, representing a decrease of approximately $2.3 million. The decrease was primarily the result of a decrease of $3.7 million in accounts payable and a decrease in income taxes and other accruals of $3.6 million offset by a net increase of $3.0 million in billings on uncompleted contracts in excess of costs and estimated earnings in excess of billings and an increase of $1.6 million in inventory and receivables.

Capital expenditures during the six month period ended November 30, 1997 totaled approximately $1.4 million. Of this amount approximately $699 thousand was used to purchase welding and construction equipment and $239 thousand was used to purchase transportation equipment for field operations. The Company has invested approximately $505 thousand for office expansion for support of field operations. In addition, the Company has currently budgeted approximately $2.1 million for additional capital expenditures primarily to be used to purchase construction equipment during the remainder of fiscal year 1998. The Company expects to be able to finance any such expenditures with available working capital.

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

PART II

OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders:

The Company's annual meeting of stockholders was held in Tulsa, Oklahoma at 10:00 a.m. local time, on Wednesday, October 29, 1997. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement, and all nominees were elected.

Out of a total of 9,402,139 shares of the Company's common stock outstanding and entitled to vote, 7,311,462 shares were present at the meeting in person or by proxy, representing approximately 77.76 percent. Matters voted upon at the meeting were as follows:

a) Election of six directors to serve on the Company's board of directors. Messrs. Bradley, Curry, Lee, West, Wood and Zink were elected to serve until the 1998 Annual Meeting. The vote tabulation with respect to each nominee was as follows:

                                Authority
Nominee               For       Withheld
--------           ----------  ----------

Doyl D. West       7,166,910      144,552
C. William Lee     7,167,110      144,352
Hugh E. Bradley    7,167,110      144,352
Robert L.Curry     7,167,010      144,452
William P. Wood    7,166,810      144,652
John S. Zink       7,167,010      144,452

b) The stockholders approved an amendment to the Company's 1991 Stock Option Plan increasing the number of shares issuable under the plan from 970,000 to 1,320,000.

Number of Votes Cast
--------------------

    For          Against     Abstain     Non-Votes
    ---          -------     --------    ---------

  6,391,566      870,892     12,145      36,859


c) There were 7,297,860 shares voted for the ratification of the appointment of Ernst & Young LLP as the Company's independent public accountants, with 10,602 shares voted against, 3,000 abstentions, and zero broker non-votes.


ITEM 6. Exhibits and Reports on Form 8-K:

A.  Exhibit 10.1 - 1991 Stock Option Plan, as amended.

B.  Exhibit 11 - Computation of earnings per share.

C. Reports on Form 8-K: None


                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date:  January 14, 1998

By:  /s/C. William Lee
     -----------------
     C. William Lee
     Vice President-Finance
     Chief Financial Officer
     Signing on behalf of the registrant and
     as the registrant's chief financial officer.