Form 10-Q
period 1998-02-28
MATRIX SERVICE CO
filed 1998-04-14
CIK 866273

UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, D.C.  20549

                                            FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 1998

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

                                             Yes  [X]    No [ ]

As of April 13, 1998, there were 9,491,153 shares of the Company's common stock, $.01 par value per share, 9,485,120 issued and shares outstanding.

                                         PART I.- FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                                             Matrix Service Company
                                Condensed Consolidated Statements of Income
                              (in thousands, except share and per share data)
[CAPTION]

                              Three Months Ended        Nine Months Ended
                                (unaudited)              (unaudited)
                          ----------------------------------------------------
                          February 28, February 28,  February 28, February 28,
                             1998         1997 *        1998         1997 *
                          ----------------------------------------------------
[MULTIPLIER]                1,000

Revenues                     $54,431      $39,202      $158,279    $119,397

Cost of revenues              49,156       35,305       143,070     106,825
                            ---------    --------     ---------    --------

Gross profit                   5,275        3,897        15,209      12,572

Selling, general and
  administrative expenses      3,433        2,430         9,055       6,906

Goodwill and noncompete
  amortization                   181          104           455         313

Mergers, acquisitions,
  abandonments and
  restructuring cost           6,018            0         6,018           0
                            ---------    --------     ---------    --------
Operating income              (4,357)       1,363          (319)      5,353

Other income (expense):
  Interest income                 35           61           105         112
  Interest expense              (364)        (117)         (838)       (309)
  Other                          207           26           212          91
                            ---------    --------     ---------    --------
Income (loss) from
continuing operations
before income tax expense     (4,479)       1,333         (840)       5,247

Provision (benefit)
for federal and
state income tax expense        (127)         486        1,175        2,126
                            ---------    --------     ---------    --------
Income (loss) from
continuing operations         (4,352)         847       (2,015)       3,121

Loss from operations of
Midwest Industrial, less
applicable taxes of
$763, $71, $1,050,
$409 respectively             (1,107)        (203)      (1,722)        (891)

Loss from disposal of
Midwest Industrial, less
applicable taxes of
$6,262, $0, $6,262,
$0 respectively               (9,198)           0       (9,198)           0
                            ---------    --------     ---------    --------

Net income (loss)           ($14,657)        $644     ($12,935)      $2,230
                            =========    ========     =========    ========

Earnings (loss) from
continuing operations
per share of common stock:
Basic                         ($0.46)       $0.09       ($0.21)       $0.33
Diluted                       ($0.46)       $0.09       ($0.21)       $0.33

Earnings (loss) per share
of common stock:
Basic                         ($1.55)       $0.07       ($1.37)       $0.24
Diluted                       ($1.55)       $0.07       ($1.37)       $0.23

Weighted average number
of common shares:
Basic                      9,437,242    9,325,940    9,412,579    9,320,337
Diluted                    9,847,812    9,658,981    9.860,619    9,587,164


      * Certain amounts have been restated as described in NOTE E and NOTE F.

             See Notes to Condensed Consolidated Financial Statements

[MULTIPLIER]                1,000

                                             Matrix Service Company
                                      Condensed Consolidated Balance Sheets
                                                 (in thousands)
                                      February 28,   May 31,
                                         1998         1997
                                      -----------  ----------
                                      (unaudited)
ASSETS:

Current assets:

Cash and cash equivalents             $  2,862     $  1,877

Accounts receivable                     36,385       37,745

Costs and estimated earnings
   in excess of billings on
   uncompleted contracts                12,825       11,349

  Inventories                            6,315        4,989

  Prepaid expenses                         334          456

  Deferred tax asset                     1,021        1,021

  Income tax receivable                  7,579          317
                                      --------     --------

    Total current assets                67,321       57,754

Investment in undistributed equity
of a foreign joint venture                   -          174

Property, plant and equipment:

Land and buildings                      16,892       15,097

Construction equipment                  25,605       24,444

Transportation equipment                 8,531        5,504

Furniture and fixtures                   3,901        3,164

Construction in progress                   640        2,614
                                      --------     --------

                                        55,569       50,823

   Less accumulated depreciation        26,367       20,861
                                      --------     --------

   Net property, plant and equipment    29,202       29,962

   Goodwill, net of accumulated
   amortization                         12,629       28,721

    Other assets                           671          261
                                      --------     --------

    Total assets                      $109,823     $116,872
                                      ========     ========


See Notes to Condensed Consolidated Financial Statements

[MULTIPLIER]                1,000

                                             Matrix Service Company
                                      Condensed Consolidated Balance Sheets
                                                 (in thousands)
                                         February 28,  May 31,
                                            1998        1997
                                         ------------ ---------
                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:

  Current liabilities:

  Accounts payable                        $ 11,022     $ 12,307

  Billings on uncompleted contracts in
  excess of costs and estimated earnings     7,908        6,325

  Accrued expenses                           5,900        9,414

  Current portion of long-term debt          2,213        1,495
                                          --------     --------

    Total current liabilities               27,043       29,541

  Long-term debt:

  Bank credit agreement                      9,750        5,000

  Acquisition payable                           95          407

  Equipment notes payable                       35            1

  Term note                                  4,524          954
                                          --------     --------

    Total long-term debt                    14,404        6,362

  Deferred income taxes                      4,714        4,757

  Stockholders' equity:

    Common stock                                95           95

    Capital in excess of par value          50,903       50,903

    Retained earnings                       12,982       26,269

    Cumulative translation adjustment         (183)        (145)
                                           --------     --------

      Total capital and retained earnings   63,797       77,122

     Less:

     Treasury shares, at cost                  135          910

     Total stockholders' equity             63,662       76,212
                                          --------     --------

     Total liabilities and
     stockholders' equity                 $109,823     $116,872
                                          ========     ========

       See Notes to Condensed Consolidated Financial Statements

[MULTIPLIER]                1,000

                                       Matrix Service Company
                                 Condensed Consolidated Cash Flow Statements
                                                 (in thousands)
                                          Nine Months Ended
                                             (unaudited)
                                      February 28,  February 28,
                                         1998          1997 *
                                      ------------  ------------
Cash flow from operating activities:

Net income                              $(12,935)    $2,230

Adjustments to reconcile net
income to net cash provided
by operating activities:

Depreciation and amortization              4,414      3,492

Non-cash write-offs from
restructuring                              4,983          -

Discontinued operations:
  Loss on disposal, net of tax             9,198          0
  Loss from operations, net of tax         1,722        891

Changes in current assets and
liabilities increasing
(decreasing) cash:

Accounts receivable                        1,337       (123)

Costs and estimated earnings
in excess of billings on
uncompleted contracts                         75     (2,005)

Inventories                                 (302)      (730)

Prepaid expenses                              89        (75)

Accounts payable                          (4,931)      (989)

Billings on uncompleted
contracts in excess of
costs and estimated earnings                 530      1,073

Income taxes                                 600        987

Accrued liabilities                       (4,822)    (2,393)

Gain or loss on sale of assets                16        (12)

Other                                         64        (12)
                                         -------     -------
Net cash provided by continuing
  operations                                  38      2,334

Net cash provided by
  discontinued operations                  1,359      1,601
                                         -------     -------
Net cash provided by operating
  activities                               1,397      3,935

Investing activities:

Capital expenditures                      (1,863)    (4,263)

Proceeds from sale of assets                  62        117

Acquisition of subsidiary,
   net of cash acquired                   (4,129)        47

Discontinued operations                      (43)         -

Other, net                                    17        (21)
                                         -------     -------
Net cash used in
investing activities                      (5,956)    (4,120)

                                     Matrix Service Company
                                 Condensed Consolidated Cash Flow Statements
                                                 (in thousands)
                                               Nine Months Ended
                                                  (unaudited)
                                           February 28,  February 28,
                                               1998          1997 *
                                          ------------  -------------

Financing activities:

   Repayment of acquisition payable         (201)         (397)
   Repayment of equipment notes              (23)          (10)
   Issuance under long-term
     credit agreement                     11,750         4,500
   Repayments under long-term
     credit agreement                     (6,407)       (4,817)
   Additional paid-in capital                  1             -
   Change in treasury stock                  424           101
                                         -------       -------
      Net cash in financing activities     5,554          (623)

Increase (decrease)in
  cash and cash equivalents                  985          (808)

Cash and cash equivalents at
  beginning of period                      1,877         1,899
                                         -------       -------

Cash and cash equivalents at
  end of period                           $2,862        $1,091
                                         =======       =======

      * Certain amounts have been restated as described in NOTE E.

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

NOTE C - RECENT EVENT

On December 16, 1997, the Company and ITEQ, Inc. ("ITEQ") entered into a Plan and Agreement of Merger whereby ITEQ agreed to acquire the Company.
On January 19, 1998 the Company and ITEQ mutually agreed to terminate the Plan and Purchase Agreement of Merger, due to unanticipated difficulties in connection with the expected integration of personnel from divergent corporate cultures.

NOTE D - MERGERS, ACQUISITIONS, ABANDONMENTS AND RESTRUCTURING

During the third quarter of fiscal year 1998, the Company adopted a plan for restructuring of operations to reduce costs, eliminate duplication of facilities and improve efficiencies. The plan included closing fabrication shops in Newark, Delaware and Rancocas, New Jersey and moving these operations to a more efficient and geographically centered facility in Bristol, Pennsylvania. Additionally, the Company closed a fabrication shop at Elkston, Maryland. The production from the Maryland facility, which was principally elevated water tanks, will be provided by the Company's Newnan, Georgia plant. (The facilities located in Delaware, New Jersey, Pennsylvania and Maryland were all leased facilities.) The Company is selling real estate that is not being utilized in Mississauga, Canada, and the Company is also discontinuing certain product lines that are no longer profitable. As a result of these restructuring activities, the Company recorded a non-recurring charge of $6.0 million. Included in this amount are:, 1) costs for combining operations, eliminating duplications, and abandonment and disposal of non-producing assets of $5.2 million, 2) severance, relocation and other benefit costs of $604 thousand, 3) integration and business reorganization costs of $64 thousand, 4) costs related to the terminated merger agreement with ITEQ, Inc. including investment banking fees, legal and accounting fees of $167 thousand. Approximately $5.0 million of the asset write-down was non-cash.

NOTE E - DISCONTINUED OPERATIONS

During the third quarter of fiscal year 1998 the board of directors approved a plan whereby the Company would discontinue the operations of Midwest Industrial Contractors, Inc. ("Midwest"). The Company will in an orderly manner discontinue to operate in the markets that Midwest has historically participated. The tools, equipment and real estate of $1.4 million will be sold or utilized by other operating units of the Company. On February 12, 1998, the Company entered into an agreement to sell certain assets of Midwest Industrial Contractors, Inc. to a group of Midwest employees. The Company is in the process of completing all open contracts and disposing of all assets. The Company will abandon this business entirely. The cost to terminate Midwest operations will result in a charge of approximately $15.5 million before income taxes including $14.6 million of goodwill. The operating results for the current periods are reported as discontinued operations. All prior period financial information has been restated to reflect the discontinued operations of Midwest.


Loss from discontinued operations per share of common stock:

           Three Months Ended                       Nine Months Ended
    --------------------------------------------------------------------------
    February 28,1998  February 28, 1997   February 28, 1998  February 28, 1997
    --------------------------------------------------------------------------

Basic   ($1.09)            ($ .02)               ($1.16)         ($ .09)
Diluted ($1.09)            ($ .02)               ($1.16)         ($ .10)


NOTE F - EARNINGS PER SHARE OF COMMON STOCK

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended February 28, 1998 Compared With The Three Months Ended February 28, 1997

General Service Corporation ("GSC") was acquired by Matrix Service Company (the "Company") on June 17, 1997. Accordingly, the results of operations of GSC for the quarter are included for the current period, but none of GSC's operations are included in the prior year period.

Revenues for the quarter ended February 28, 1998 were $54.4 million as compared to revenues of $39.2 million for the quarter ended February 28, 1997, representing an increase as compared with the same period in 1997 of $15.2 million or 39%. The increase is due to the inclusion of GSC revenues and increased revenues from capital projects in the Northwest from the refinery division.

Gross profit increased to $5.3 million for the quarterly period ended February 28, 1998 from gross profit of $3.9 million for the quarterly period ended February 28, 1997, an increase of approximately $1.4 million or 35%. Gross profit as a percentage of revenues decreased to 9.7% for the 1998 period from 9.9% for the 1997 period. The decrease in gross profit as a percentage of revenue for the current period as compared with the prior period is due to pricing pressure on new construction contracts for above ground tanks, principally in the Southeast part of the United States.

Selling, general and administrative expenses increased to $3.4 million for the quarterly period ended February 28, 1998 as compared to $2.4 million for the quarterly period ended February 28, 1997, an increase of $1.0 thousand or 41%. Selling, general and administrative expenses as a percentage of revenues increased to 6.3% for the current period as compared to 6.2% for the prior period. The increase in selling, general and administrative expenses for the period is due mainly to the inclusion of GSC.

For the quarterly period ended February 28, 1998, the Company recorded a non-recurring charge of $6.0 million. This charge resulted from a plan adopted by the Company for restructuring of operations to reduce costs, eliminate duplications of facilities and improve efficiencies - See NOTE D to the financial statements.

Operating income decreased to a $4.4 million loss for the quarterly period ended February 28, 1998 from income of $1.4 million for the quarterly period ended February 28, 1997. Operating income for the quarterly period ending February 28, 1998 increased by $298 thousand over the same period for the prior year, when the non-recurring charge of $6.0 million is not considered for the current period. This increase is due to increased gross profit, offset by increases in selling, general and administrative expenses.

Interest expense increased $247 thousand, or 211%, to $364 thousand for the quarterly period ended February 28, 1998 from $117 thousand of interest expense for the quarterly period ended February 28, 1997. The increase resulted from an increased level of borrowing under the Company's credit facility as a result of borrowings for the acquisition of GSC, and increased advances under the revolving credit facility.

Income (loss) from continuing operations resulted in a $4.4 million loss for the quarterly period ending February 28, 1998 as compared to income from continuing operations $847 thousand for the period ending February 28, 1997. The decrease resulted from non-recurring costs of $6.0 million - See NOTE D to the financial statements and losses resulting from the discontinuance of "Midwest" - See NOTE E to the financial statements.

During the quarter ending February 28, 1998 the directors of the Company approved a plan whereby the Company would discontinue the operations of "Midwest" - See NOTE E to the financial statements.

Net loss for the quarterly period ending February 28, 1998 was $14.7 million as compared to net income of $644 thousand for the same period ending February 28, 1997. This decrease resulted from non-recurring costs of $6.0 million reduced by $816 thousand tax benefit - See NOTE D to the financial statements and losses from discontinued operations of $10.3 million net of income tax - See NOTE E to the financial statements.

Nine Months Ended February 28, 1998 Compared With The Nine Months Ended February 28, 1997

General Service Corporation ("GSC") was acquired by Matrix Service Company (the "Company") on June 17, 1997. Accordingly, the results of operations of GSC for eight and one-half months are included for the current period, but none of GSC's operations are included in the prior year nine month period.

Revenues for the nine months ended February 28, 1998 were $158.3 million as compared to revenues of $119.4 million for the nine months ended February 28, 1997, representing an increase of approximately $38.9 million or 33%. The increase is due to the inclusion of GSC revenues and increased revenues from capital projects in the Northwest from the refinery division.

Gross profit increased to $15.2 million for the nine months ended February 28, 1998 from gross profit of $12.6 million for the nine months ended February 28, 1997. Gross profit as a percentage of revenues decreased to 9.6% for the 1998 period from 10.5% for the 1997 period. The decrease in gross profit as a percentage of revenues for the current period as compared with the prior period is due to pricing pressure on new construction contracts for above ground tanks, principally in the Southeast part of the United States.

Selling, general and administrative expenses increased to $9.1 million for the nine months ended February 28, 1998 compared to $6.9 million for the nine months ended February 28, 1997, an increase of $2.1 million or approximately 31%. Selling, general and administrative expenses as a percentage of revenues decreased to 5.7% for the current period as compared with 5.8% for the 1997 period.

Included in the nine month period ended February 28, 1998, the Company recorded a non-recurring charge of $6.0 million. This charge resulted from a plan adopted by the Company for restructuring of operations to reduce costs, eliminate duplications of facilities and improve efficiencies - See NOTE D to the financial statements.

Operating income decreased to a $319 thousand loss for the nine month period ended February 28, 1998 from income of $5.4 million for the nine month period ended February 28, 1997. Operating income for the quarterly nine month ending February 28, 1998 increased by $346 thousand over the same period for the prior year, when the non-recurring charge of $6.0 million is not considered for the current period. This increase is due to increased gross profit, offset in part by increases in selling, general and administrative expenses.

Interest expense increased $529 thousand, or 171%, to $838 thousand for the nine month period ended February 28, 1998 from $309 thousand of interest expense for the nine month period ended February 28, 1997. The increase resulted from an increased level of borrowing under the Company's credit facility as a result of borrowings for the acquisition of GSC, and increased advances under the revolving credit facility.

Income (loss) from continuing operations resulted in a $2.0 million loss for the nine month period ending February 28, 1998 as compared to income from continuing operations of $3.1 million for the nine month period ending February 28, 1997. The decrease resulted from non-recurring costs of $6.0 million.

Loss from discontinued operations. During the nine month period ending February 28, 1998 the directors of the Company approved a plan whereby the Company would discontinue the operations of "Midwest" - See NOTE E to the financial statements.

Net income (loss) for the nine month period ending February 28, 1998 was $12.9 million as compared to net income of $2.2 million for the nine month period ending February 28, 1997. This decrease resulted from non-recurring costs of $6.0 million reduced by $816 thousand tax benefit - See NOTE D to the financial statements and losses from discontinued operations of $10.9 million net of income tax - See NOTE E to the financial statements.


Liquidity and Capital Resources

The Company has financed its operations recently with cash generated by operations and advances under the Company's credit facility. Until amended as described in the following paragraph, the Company had a credit facility with a commercial bank under which the Company could borrow a total of $25.0 million. The Company could have borrowed up to $15.0 million under a revolving credit facility agreement based on the level of the Company's eligible receivables. The agreement provided for interest at the Prime Rate minus three quarters of one percent (3/4 of 1%), or a LIBOR based option of LIBOR plus one and one quarter percent (1 and 1/4%), and matures on October 31, 1999. At February 28, 1998, the interest rate was 7.125% and the outstanding advances under the revolving credit facility totaled $9.75 million. The credit facility also provided for two term loans of up to $5.0 million each. On October 5, 1994 and June 19, 1997 term loans of $4.9 million and $5.0 million, respectively, were made to the Company. The 1994 term loan was to be due on August 31, 1999 and was to be repaid in 54 equal payments beginning in March 1995 at an interest rate based upon the Prime Rate or a LIBOR option. The 1997 term loan is due January 23, 2002 and was to be repaid in 54 equal payments beginning January 7, 1998 at an interest rate based upon the prime rate or a LIBOR option. At February 28, 1998, the interest rate on the term loans was 7.625%, and the outstanding balances were $1.7 million and $4.9 million, respectively.

On March 1, 1998, the Company and the commercial bank entered into an amendment to the credit agreement, whereby the Company may borrow a total of $30.0 million. The amended agreement provides for a $20.0 million revolving credit facility based on the level of the Company's eligible receivables. The agreement provides for an interest rate based on a prime or a LIBOR option and matures October 31, 1999. The credit facility also provides for a $10.0 million term loan, due February 28, 2003. On March 1, 1998, the Company rolled the balance from the two existing term loans of $1.7 million and $4.9 million respectively, plus $3.4 million from the revolving line of credit into this facility. In conjunction with this term note on March 1, 1998, the Company entered into an Interest Rate Swap Agreement with a commercial bank, effectively providing a fixed interest rate of 7.5% for the five year period of the term loan.

Operations of the Company provided $1.4 million of cash for the nine months ended February 28, 1998 as compared with providing cash of $3.9 million for the nine months ending February 28, 1997, representing a decrease of approximately $2.5 million. The decrease was primarily a result of operating losses of $12.9 million offset by a net change of $15.8 million of non-cash expenses of amortization and depreciation, write-offs from restructuring and discontinued operations, net of tax benefits, a decrease in accounts payable of $3.9 million, and a decrease in other accrued liabilities of $2.4 million, offset by a change in accounts receivable of $1.5 million, a change in inventory of $428 thousand and a change in costs and earnings in excess of billings of $2.1 million.

Capital expenditures during the nine month period ended February 28, 1998 totaled approximately $1.9 million. Of this amount approximately $875 thousand was used to purchase welding and construction equipment and $360 thousand was used to purchase transportation equipment for field operations. In the same period the Company invested approximately $621 thousand for office expansion for support of field operations. In addition, the Company has currently budgeted approximately $1.7 million for additional capital expenditures, primarily to be used to purchase construction equipment, during the remainder of fiscal year 1998. The Company expects to be able to finance any such expenditures with available working capital.

The Company believes that its existing funds, amounts available for borrowing under its credit facility, and cash generated by operations will be sufficient to meet the Company's working capital needs at least through fiscal 1998 and possibly thereafter unless significant expansions of operations not now planned are undertaken, in which case the Company anticipates it would arrange additional financing as a part of any such expansion.


PART II
OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K:

A. Exhibit 10.1 - Third Amendment to Credit Agreement

B. Exhibit 10.2 - Interest Rate Swap

C. Exhibit 11 - Computation of earnings per share.

D. Reports on Form 8-K:

  1. The Company filed a Form 8-K, dated December 16, 1997, reporting that on December 16, 1997 the Company entered into a Plan and Agreement of Merger by and among the Company, ITEQ Sub. Corp. and ITEQ, Inc.

  2. The Company filed a Form 8-K dated January 19, 1998, reporting that on January 19, 1998 the Company and ITEQ, Inc. entered into an agreement whereby the companies have mutually agreed to terminate the Plan and Agreement of Merger Agreement dated December 16, 1997.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date:  April 14, 1998

By:  /s/C. William Lee
     ------------------
     C. William Lee
     Vice President-Finance
     Chief Financial Officer
     Signing on behalf of the registrant and
     as the registrant's chief financial officer.