Form 10-K
period 1998-05-31
MATRIX SERVICE CO
filed 1998-08-28
CIK 866273

SECURITIES  AND  EXCHANGE  COMMISSION
      Washington, D.C.  20549

             FORM 10-K
             (Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 1998.

                or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from -------  to  -------

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

Yes X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of the registrant's common stock (based upon the August 26, 1998 closing sale price of the common stock as reported by the NASDAQ National Market System) held by non-affiliates as of August 26, 1998 was approximately $53,034,509.

The number of shares of the registrant's common stock outstanding as of August 26, 1998 was 9,642,638 shares.

Documents Incorporated by Reference

Certain sections of the registrant's definitive proxy statement relating to the registrant's 1998 annual meeting of stockholders, which definitive proxy statement will be filed within 120 days of the end of the registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.


TABLE OF CONTENTS


Part I

                                                                  Page
                                                                  ----

Item 1. Business                                                   1

Item 2.Properties                                                 13

Item 3. Legal Proceedings                                         13

Item 4.Submission of Matters to a Vote of Security Holders        13



Part II

Item 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters                                       14

Item 6. Selected Financial Data                                   15

Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations             16

Item 8. Financial Statements and Supplementary Data               22

Item 9. Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure                    22


Part III


Item 10. Directors and Executive Officers of the Registrant       22

Item 11. Executive Compensation                                   23

Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                           23

Item 13. Certain Relationships and Related Transactions           23


Part IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K                                      23

PART I

Item 1. Business

Background

Matrix Service Company (the "Company") provides specialized on-site maintenance and construction services for petroleum refining and storage facilities and water storage tanks and systems for the municipal and private industry sector. Owners of these facilities use the Company's services in an effort to improve operating efficiencies and to comply with stringent environmental and safety regulations. Through its subsidiaries Matrix Service, Inc. ("Matrix"), San Luis Tank Piping Construction Co., Inc. and an affiliated company West Coast Industrial Coatings, Inc. (collectively "San Luis"), Heath Engineering, Ltd. and an affiliated company ("Heath"), Brown Steel Contractors, Inc. and affiliated companies (collectively, "Brown"), Mayflower Vapor Seal Corporation ("Mayflower") and General Service Corporation and affiliated companies, Maintenance Services, Inc. and Mainserv-Allentech, Inc. (collectively, "GSC"), the Company provides maintenance and construction services and related products for large aboveground storage tanks ("ASTs") holding petroleum, petrochemical and other products and piping systems located at petroleum refineries, and bulk storage terminals. Also, the Company provides field-erected, elevated and ground-level water tanks for the municipal and private industry sector. Through its subsidiary, Colt Construction Company ("Colt"), the Company provides maintenance and construction services for industrial process plants and refineries. Colt specialize in performing "turnarounds", which involve complex, time-sensitive maintenance of the critical operating units of a refinery and other in-plant maintenance. The Company's turnaround services performed by its subsidiary, Midwest Industrial Contractors, Inc. ("Midwest"),(operations were discontinued during the year See Note 3 to Consolidated Financial Statements).

The Company was incorporated in Delaware in 1989 to become a holding company for Matrix, which was incorporated in Oklahoma in 1984, and Petrotank Equipment Inc. ("Petrotank"), which was incorporated in Oklahoma in 1988. In October 1990, the Company acquired through a subsidiary substantially all of the assets and operations of Midwest. The Midwest operations were discontinued during fiscal year 1998. In June 1991, the Company acquired San Luis
(the "San Luis Acquisition"). In December 1992, the Company acquired through a subsidiary substantially all of the assets and operations of Colt. In June 1993, the Company acquired substantially all of the assets and assumed certain liabilities of Heath.

In July 1993, the Company entered into a joint venture (Al Shafai-Midwest Constructors) with a Saudi Arabian company to perform mechanical contracting services in the Kingdom of Saudi Arabia. Al Shafai-Midwest Constructors is 49% owned by Midwest International, Inc., a wholly-owned subsidiary of the Company. Al Shafai-Midwest Constructors was issued a commercial license to perform services in Saudi Arabia in June 1993. In May 1995, the Company discontinued operations in Saudi Arabia, and is in the process of liquidating the joint venture. In April 1994, the Company acquired Brown. In August 1994 the Company acquired certain assets of Mayflower Vapor Seal Corporation. In June 1997, the Company acquired (the "GSC Acquisition") General Service Corporation and affiliated companies. GSC provides services and products similar to those provided by Matrix and operates primarily in the Northeast part of the United States, with products sales to U.S. and foreign customers.

On December 16, 1997, the Company and ITEQ, Inc. ("ITEQ") entered into a
Plan and Agreement of Merger whereby ITEQ agreed to acquire the Company.
On January 19, 1998 the Company and ITEQ mutually agreed to terminate the Plan and Agreement of Merger, due to unanticipated difficulties in connection with the expected integration of personnel from divergent corporate cultures. During the third quarter of fiscal year 1998, the Company adopted a plan for restructuring of operations to reduce costs, eliminate duplication of facilities and improve efficiencies. The plan included closing fabrication shops in Newark, Delaware and Rancocas, New Jersey and moving these operations to a more efficient and geographically centered facility in Bristol, Pennsylvania. Additionally, the Company closed a fabrication shop at Elkston, Maryland. The production from the Maryland facility, which was principally elevated water tanks, will be provided by the Company's Newnan, Georgia plant. (The facilities located in Delaware, New Jersey, Pennsylvania and Maryland were all leased facilities.) The Company sold real estate that was not being utilized in Mississauga, Canada, and the Company also discontinued certain product lines that were no longer profitable. During the third quarter of fiscal year 1998 the board of directors approved a plan whereby the Company would discontinue the operations of Midwest, which included maintenance services for refineries in the FCCU turnaround, process heater and related refractory construction markets. The Company will in an orderly manner discontinue to operate in the markets that Midwest has historically participated. Unless the context otherwise requires, all references herein to the Company include Matrix Service Company and its subsidiaries. The Company's principal executive offices are located at 10701 East Ute Street, Tulsa, Oklahoma 74116, and its telephone number at such address is (918) 838-8822.

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

AST Market and Regulatory Background

The American Petroleum Institute has estimated that there are approximately 700,000 ASTs in the United States that store crude oil, condensate, lube oils, distillates, gasolines and various other petroleum products.
These tanks range in capacity from 26 barrels (42 gal/barrel) to in excess of 1,000,000 barrels. The Company's principal focus is inspecting, maintaining, repairing, designing and constructing large ASTs, with capacities ranging from approximately 50 to 1,000,000 barrels. The Company believes, based on industry statistics, that there are over 120,000 of these large tanks currently in use, accounting for more than 70% of the domestic petroleum product storage capacity. These ASTs are used primarily by the refining and storage segments of the petroleum industry. The petrochemical industry also uses a significant number of large ASTs.

Historically, many AST owners limited capital expenditures on ASTs to new construction and periodic maintenance on an as-needed basis. Typically, these expenditures decreased during periods of depressed conditions in the petroleum and petrochemical industries, as AST owners sought to defer expenditures not immediately required for continued operations.

In the three most recent years, there has been a very limited increase in demand for AST services; however, during fiscal years 1995 and 1994 there was a decrease in the overall demand for AST services, generally related to conditions in the petroleum industry.

During the last three years, several factors have shifted new
responsibilities to AST service companies.   First, increased safety and
health requirements have caused owners of the facilities to rely on outside sources who have the safety equipment and training to provide repair and maintenance services. Second, increasingly stringent federal and state regulations regarding air, soil and water contamination from petroleum storage facilities, and the related potential liability associated with responsibility for environmental damage, have led AST owners to rely on service companies to provide more preventive maintenance and equip their ASTs with various pollution control devices. Third, many technical personnel left the petroleum and petrochemical industries resulting in a loss of in-house AST management expertise. Fourth, recent changes in the marketing of gasoline and changes in the supply of refined petroleum products resulting from the closing of certain refineries have caused an increase in demand for new tankage to provide storage facilities at new locations.
Fifth, environmental requirements for oxygenated fuels have also created a demand for new tanks.

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

Elevated Tanks

In April 1994, as a result of the Company's efforts to expand its product base, the Company purchased Brown Steel, which designs, fabricates and erects elevated tanks for water storage for municipalities and industrial customers. Brown's facilities in Georgia include fabrication equipment. which gives Brown the ability to produce two-dimension roll in steel for the fabrication of spherical shaped tanks. This facility is qualified to perform services on equipment that requires American Society of Mechanical Engineering Code Stamps ("ASME Codes"). Demand for these types of tanks is expected to increase given the current upturn in housing starts resulting in a corresponding increase in the demand for water.

Specialty Tanks

The Company designs, fabricates and field erects new refrigerated liquefied gas storage tanks for the storage of ammonia, butane, carbon dioxide, ethane, methane, nitrogen, oxygen, propane and other low temperature products.
These tanks are utilized by the chemical, petrochemical and industrial gas industries.

Manufacturing

The Company operates five "state-of-the-art" facilities located in Oklahoma, California, Georgia and Pennsylvania. The Company owns and operates a fabrication facility located on 13 acres at the Tulsa Port of Catoosa.
The Company owns the building and equipment. This facility has the capacity to fabricate new tanks, new tank components and all maintenance, retrofit and repair parts including fixed roofs, floating roofs, seal assemblies, shell plate and tank appurtenances. The Tulsa Port has transportation service via railroad and Mississippi River barge facilities in addition to the interstate highway system, making it economical to transport heavy loads of raw material and fabricated steel. This facility is qualified to perform services on equipment that requires ASME Codes. Many state agencies and insurance carriers require that certain equipment be ASME coded. Many of the Company's competitors are not ASME code qualified, forcing them to subcontract portions of a project, giving the Company an advantage on this type of work. The Company leases two fabrication facilities in California. The Company rents the real estate and owns the equipment in the two leased facilities in California which is used for fabricating new tanks and tank components.
The Georgia facility, which was acquired in the "Brown" acquisition, is 184,350 square feet of buildings owned by the Company. This facility supports the fabrication of elevated tanks, pressurized storage spheres and refrigerated liquefied gas storage tanks. See "Business - Aboveground
Storage Tank Operations - Elevated Tanks - Specialty Tanks". The two Pennsylvania facilities contain 91,824 square feet of real estate, which is leased. The Company owns the equipment which is used for the fabrication of new tanks and tank components.

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

Hydrocarbon Process Market Overview

The domestic petroleum refining industry presently consists of approximately 170 operating refineries. To ensure the operability, environmental compliance, efficiency and safety of their plants, refiners must maintain, repair or replace process equipment, operating machinery and piping systems on a regular basis. Major maintenance and capital projects require the shutdown of an operating unit, or in some cases, the entire refinery. In addition to routine maintenance, numerous repair and capital improvement projects are undertaken during a turnaround. Depending on the type, utilization rate, and operating efficiency of a refinery, turnarounds of a refinery unit typically occur at scheduled intervals ranging from six months to four years.

The U.S. refinery industry has undergone significant changes in the last
17 years. From 1981 to 1998, crude oil refining capacity dropped from a peak of approximately 18.6 million barrels per day in 1981, to approximately
15.6 million barrels per day by the end of 1997, due primarily to the closure of many inefficient refineries. The closings were the result of increased international competition, reduced demand for domestic petroleum products, which resulted in declining product prices during the first part of this period, reduced domestic crude oil resources in certain geographical areas, and the inability of some refineries to cost - effectively finance capital improvements required to produce cleaner burning fuels and meet environmental regulations.

Since 1993, a combination of increased demand for petroleum products and a stabilization in refining capacity has led to a substantial increase in refinery utilization. In addition, an improvement in refining profitability during the last three years has also provided an incentive for refiners to maintain high levels of utilization at their facilities. The high utilization rates have accelerated the physical deterioration of existing refineries, intensifying the need for repair and maintenance services. In addition, due to the high cost and environmental opposition associated with the construction of new refineries, any increase in current refining capacity is likely to involve refurbishing old refineries and expanding existing facilities, which will require specialized construction services. Increased utilization rates and increased refining profitability provide an incentive for refineries to minimize the duration of maintenance turnarounds. In addition, increased public awareness of environmental issues, potential liability for exposure to hazardous working conditions, toxic materials, and environmental contamination, have resulted in increased stringent regulations which dictate that refineries clean, inspect and maintain process and storage facilities more frequently. Further, refineries have been subject to increasing regulatory pressure to upgrade their emission control systems.

These factors have encouraged refineries to increase their reliance on outside contractors who can perform specialized turnaround services within strict time constraints. The Company believes, for example, that a substantial number of turnarounds are currently performed by outside contractors. Additional specialized modifications to many existing refineries may be required to produce cleaner burning, reformulated gasolines and desulphurized diesel fuel based on amendments to the Clean Air Act. (See "Other Business Matters - Regulation.") Management believes that projects related to pollution control are contributing a significant part of the Company's refinery-related revenues.

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

Delayed Coker Unit. Delayed coking is a thermal cracking process in which residual substances are heated to high temperatures and allowed time to decompose into hydrocarbon vapors and a solid residue coke product. A full range of light hydrocarbon gases, including hydrogen and olefins, are produced by the coking reaction. These gases, in addition to gasoline boiling range material ("naphtha") cracked products, are compressed and cooled at sufficiently high pressure to condense the volatile light hydrocarbons.
The liquiefied petroleum gases are then routed to an Alkylation Unit, which is described below. Coker gas oil is produced as a side product from the coker fractionator with a vaporization temperature of approximately 900 degrees farenheit. This oil is routed to the FCCU. Petroleum coke from the Delayed Coker Unit is used for fuel, for electrodes and for special purposes such as manufacturing graphite.

Catalytic Reformer Unit. The Catalytic Reformer Unit upgrades the octane of the naphtha produced in the Delayed Coker Unit. The octane of the naphtha is approximately 52, compared with the average refinery gasoline pool octane of 87.9. Straight-run and cracked refinery naphthas boiling between 160 degrees farenheit and 390 degrees farenheit are catalytically reformed to improve motor fuel properties. Prior to entering the Catalytic Reformer Unit, naphtha is fractionated into light, medium and heavy naphtha streams. The two lighter streams are selectively blended into gasoline and military jet fuel. The heavy naphtha fraction is routed to a naphtha hydro-treating unit prior to catalytic reforming. The principal product of the reformer is reformat, a high octane gasoline blending stock.

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

Hydrocarbon Process Services

The Company's principal refinery services include turnarounds for the complete refinery with integrated process units, and complete construction and maintenance services. The Company performs unit turnarounds involving maintenance of crude distillation units, catalytic reformer units, delayed coker units, alkylation units, reformers, and butamer units. These services also involve the maintenance and modification of heat exchangers, heaters, vessels and piping.

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

General Construction Services

As part of the Company's efforts to be more independent of the petroleum industry it has expanded its construction services capabilities into other industries. The Company generated increased revenues during the latest fiscal year from construction projects outside the petroleum and municipal water industries, which has been their traditional markets. The Company was awarded two projects during the fiscal year for general construction. One project involved moving a food processing plant and expanding the capacity of that plant. The other significant project involved the general construction of a plant to manufacture computer grade silicon.

Other Business Matters

Customers and Marketing

The Company derives a significant portion of its revenues from performing construction and maintenance services for the major integrated oil companies. The Company also performs services for independent petroleum refining and marketing companies, architectural and engineering firms, food industry, general construction and for several major petrochemical companies. In addition, the Company builds water tanks for private and municipal water facilities. The Company is typically engaged by the manager of the facility at which the work is being performed, although on occasion the Company contracts with one of its customers to perform services at several facilities.

The Company had one customer accounting for more than 10% of revenues in two of the last three years. During fiscal 1998, Pacific Northwest Sugar Company and during fiscal 1996, ARCO USA accounted for more than 10% of the Company's revenues in each of those years. The Company sold its products and services to approximately 587 customers during fiscal 1998.

The Company markets its services and products primarily through its marketing personnel, senior professional staff and its management.
The marketing personnel concentrate on developing new customers and assist management and staff with existing customers. The Company generally is required to bid competitively for work on a project-by-project basis. Projects are typically awarded after a bidding process spanning two weeks to four months, and are generally awarded based on price considerations, work quality, safety and efficiency. The Company bids for projects on both a fixed price basis and on a detailed time and materials basis. The Company has established alliance relationships with six major oil companies. These relationships place the Company in an advantageous position to our competition. The alliances, in general, designate the Company as a sole source provider for certain maintenance and construction projects.

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

Backlog

At May 31, 1998, the Company had an estimated backlog of work under contracts believed to be firm of approximately $75.3 million, as compared with an estimated backlog of approximately $69.1 million as of May 31, 1997. Virtually all of the projects comprising this backlog are expected to be completed within fiscal year 1999. Because many of the Company's contracts are performed within short time periods after receipt of an order, the Company does not believe that the level of its backlog is a meaningful indicator of its sales activity.

Insurance

The Company maintains worker's compensation insurance, general liability insurance and auto liability insurance in the primary amount of $2.0 million, and an umbrella policy with coverage limits of $ 20.0 million in the aggregate. The Company also maintains policies to cover its equipment and other property with coverage limits of $60.1 million and policies for care, custody and control with coverage limits of $2.7 million in the aggregate. Most of the Company's policies provide for coverage on an occurrence basis, not a "claims made" basis. The Company's liability policies are subject to certain deductibles, none of which is higher than $ 50,000. The Company maintains a performance and payment bonding line of $45.0 million. The Company also maintains key-man insurance policies covering certain of its executive officers, and professional liability insurance.

Many of the Company's contracts require it to indemnify its customers for injury, damage or loss arising in connection with their projects, and provide for warranties of materials and workmanship. There can be no assurance that the Company's insurance coverage will protect it against the incurrence of loss as a result of such contractual obligations.

Employees

At May 31, 1998, the Company had approximately 283 non-field, full-time employees. The Company also employed up to approximately 1,395 additional persons on a project-by-project basis during fiscal 1998. In its refinery turnaround operations, the Company employed up to approximately 795 persons at its job sites during the most active periods of 1998. Approximately 434 of the employees of Matrix Service Mid-Continent, Inc., a subsidiary of the Company, are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good, and has not experienced any significant strikes or work stoppages.

Patents and Proprietary Technology

The Company holds two issued U.S. patents, which cover its Flex-A-Seal and Flex-A-Span roof seal products. The Company's Flex-A-Seal patent is held jointly with an English company, which markets the Flex-A-Seal products in the United Kingdom. The Flex-A-Seal patent expires in August 2000 and the Flex-A-Span patent expires in August 2008. The Company also holds the patents for Flex-A-Seal and Flex-A-Span in Holland and in Canada. The Company holds a U.S. patent which covers its ThermoStor, a diffuser system that receives, stores and dispenses both chilled and warm water in and from the same storage tank. The ThermoStor patent expires in March 2010. The Company also holds a patent for a Floating Deck Support Apparatus for aluminum roofs. This patent expires on January 24, 2001. The Company has developed the RS 1000 Tank Mixer which controls sludge build-up in crude oil tanks through resuspension. The RS 1000 Tank Mixer patent expires in August 2012. The Company has applied for patents for two other products it has developed. The Company has designed and developed the Flex-A-Swivel, a swivel joint for floating roof drain systems.Also the Company has designed the Firesafe which is an environmentally safe alternative to underground storage tanks that meets the stringent requirements of UFC 77-203 (d)(2), NFPA 30, EPA and Underwriter's Laboratories. While the Company believes that the protection of its patents is important to its business, it does not believe that these patents are essential to the success of the Company.

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

Amendments to RCRA require the EPA to promulgate regulations banning the land disposal of hazardous wastes, unless the wastes meet certain treatment standards or the particular land disposal method meets certain waste containment criteria. Regulations governing disposal of wastes identified as hazardous under the TCLP, for example, could require water drained from the bottom of many petroleum storage tanks to be piped from the tanks to a separate facility for treatment prior to disposal. Because the TCLP regulations can,therefore, provide an incentive for owners of petroleum storage tanks to reduce the amountof water seepage in the tanks, the Company believes that the regulations have and will continue to positively influence sales of its Flex-A-Seal roof seals, which materially reduce the amount of water seepage into tanks.

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

Executive Officers of the Company

The executive officers of the Company and their ages and positions are listed below.


       Name              Age                 Position
       ----             ----                 ---------

Martin L. Rinehart       60       President & Chief Executive Officer

C. William Lee           58       Vice President-Finance,
                                  Chief Financial Officer

Bradley S. Vetal         42       President, Matrix Service, Inc.

Bruce M. Lierman         38       President, Colt Construction Co., Inc.

Mark A. Brown            41       President, Brown Steel Contractors, Inc.

Connie J. Conger         45       Vice President-Accounting

Martin L. Rinehart is a founder of the Company and has served as its President and Chief Executive Officer since February 27, 1998. From June 1992 to February 1998, he served as Assistant to the President of Matrix Service, Inc. Mr. Rinehart served as the Vice President-Operations of the Company from its inception to June 1992. From 1980 until 1984, Mr. Rinehart served as Executive Vice President of Tank Service, Inc. Mr. Rinehart succeeded Doyl
D. West, who served as President, Chief Executive Officer and Chairman of the Board of the Company until his retirement in February, 1998. Mr. West will continue to provide consulting services for the Company.

C. William Lee is a founder of the Company and has served as its Vice President-Finance and as a director since the Company's inception. Prior to 1984, Mr. Lee served as Vice President-Finance and Secretary-Treasurer of Tank Service, Inc.

Bradley S. Vetal has been with the Company since January 1987 and has served as President of Matrix Service, Inc. since June 1, 1992. From June 1991 through May 1992, he served as Vice President of Eastern Operations of Matrix Service Mid-Continent, Inc. From January 1987 to June 1991, Mr. Vetal served in various capacities within Matrix. Effective June 1, 1996, Mr. Vetal assumed a newly created position of Vice President-Tank Division of Matrix Service Company. This position is responsible for all AST operations.

Bruce M. Lierman has served as President of Colt Construction Company since March 1997. Mr. Lierman held numerous positions with Colt since its formation in 1984. His diversified experience within Colt includes developing and managing turnaround, construction and maintenance work groups for the company. Mr. Lierman started his career with Crown Zellerbach Corporation of Portland, Oregon in January 1982. From June 1983 to September 1985, Mr. Lierman worked for the family owned electrical construction business, Lierman Electric.

Mark A. Brown has served as President of Brown Steel Contractors, Inc. since 1992. After graduating from Auburn University in 1979, Mr. Brown joined the company and has served in various management capacities in all phases of company operations. Mr. Brown is a grandson of the original company founders.

Connie J. Conger joined the Company in 1980 as Controller and assumed the duties of Vice President of Accounting in 1992. Ms. Conger completed her CPA certification in 1994. Ms. Conger was previously Controller for seven years for a Tulsa based architectural firm.

Item 2.   Properties

The executive offices of the Company are located in a 20,400 square foot facility owned by the Company and located in Tulsa, Oklahoma. The Company owns a 64,000 square foot facility located on 13 acres of land leased from the Tulsa Port of Catoosa which is used for the fabrication of tanks and tank parts. The Company also owns a 22,000 square foot facility located on 14 acres of land in Tulsa, Oklahoma for Tulsa regional operations, a 13,300 square foot facility in Temperance, Michigan for the Michigan regional operations and a 8,800 square foot facility in Houston, Texas for Houston regional operations. The Company owns 143,300 square foot and 41,000 square foot facilities, located on 6.5 acres and 31.8 acres, respectively, in Newnan, Georgia which are used for the fabrication of elevated tanks. The Company owns a 30,000 square foot facility located on 5.0 acres of land in Bellingham, Washington. Also, the Company owns a 1,806 square foot facility located in Sarnia, Ontario, Canada. The Company leases offices in Anaheim, Bay Point, Carson and Paso Robles, California and Bristol and Bethlehem, Pennsylvania. The aggregate lease payments for these leases during fiscal 1998 were approximately $607 thousand. The Company believes that its facilities are adequate for its current operations.

Item 3. Legal Proceedings

The Company and its subsidiaries are named defendants in several lawsuits arising in the ordinary course of their business. While the outcome of lawsuits cannot be predicted with certainty, management does not expect these lawsuits to have a material adverse impact on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the Company's fiscal year ended May 31, 1998.

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

The following table sets forth the high and low closing sale prices for the Common Stock on the National Market System as reported by NASDAQ for the periods indicated:

                                 Fiscal Year        Fiscal Year
                                     1998               1997
                                 -----------        ------------

                                  High    Low         High    Low
                                  ----    ---         ----    ---

First Quarter                    $8.75   $6.63       $6.75   $5.00
Second Quarter                    8.25    6.75        6.63    5.25
Third Quarter                     9.63    5.69        7.81    5.50
Fourth Quarter                    8.50    6.81        9.75    7.00

                                            Fiscal Year
                                                1999
                                            -----------

                                             High    Low
                                             ----    ---

First Quarter (through August 26, 1998)      $7.13  $5.50

As of August 26, 1998 there were approximately 94 holders of record of the Common Stock. The Company believes that the number of 94 beneficial owners of its Common Stock is substantially greater than 94.

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

Item 6. Selected Financial Data

The following table sets forth selected historical financial information for the Company covering the five years ended May 31, 1998. The following financial information included in the Statement of Operations reflects the acquisition of GSC in 1998 and the disposal of Midwest for all years.
See the Notes to the Company's consolidated financial statements.

[CAPTION]

                                           (in thousands, except per share data)

                                                                    Matrix Service Company
                                         --------------------------------------------------------------------------------
                                                                         Years Ended
                                         --------------------------------------------------------------------------------

                                         May 31, 1998     May 31, 1997     May 31, 1996     May 31, 1995     May 31, 1994
                                         ------------     ------------     ------------     ------------     ------------
Statement of Operations Data:

Revenues                                 $214,877          $166,650         $165,477         $140,903         $110,748

Gross profit                               20,513            17,405           16,588           10,574           13,138

*Restructuring cost                         6,018                 0                0                0                0

Operating income                            1,629             7,324            6,513             (256)           4,219

Income (loss) from continuing
  operations before income taxes              986             6,997            6,245             (920)           4,598

Income (loss) from continuing
  operations                                 (727)            4,260            3,692             (295)           2,822

Net income (loss)                         (11,638)            2,984            2,449             (189)           2,717

Earnings (loss) per common share
  - diluted                                 (1.22)             0.31             0.26            (0.02)            0.29

Weighted average of common shares
  - diluted                                 9,546             9,699            9,507            9,417            9,401


                                                                    Matrix Service Company
                                         --------------------------------------------------------------------------------
                                                                         Years Ended
                                         --------------------------------------------------------------------------------

Balance Sheet Data:                      May 31, 1998     May 31, 1997     May 31, 1996     May 31, 1995     May 31, 1994
                                         ------------     ------------     ------------     ------------     -----------

Working capital                          $ 41,084          $ 28,213         $ 26,370         $ 26,800         $ 20,070

Total assets                              112,741           116,872          105,757          105,729          100,902

Long-term obligations                      13,106             6,362            4,847            8,467            5,191

Deferred tax liability                      4,948             4,757            5,088            4,698            4,145

Stockholders' equity                       65,252            76,212           73,034           70,820           69,487


* During fiscal year 1998, the Company adopted a plan for restructuring of operations to reduce costs, eliminate duplication of facilities and improve efficiencies. The plan included closing fabrication shops in Newark, Delaware and Rancocas, New Jersey and moving these operations to a more efficient and geographically centered facility in Bristol, Pennslvania. Additionally, the Company closed a fabrication shop at Elkston, Maryland. The production from the Maryland facility, which was principally elevated water tanks, is being provided by the Company's Newnan, Georgia plant.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company was organized in October 1989 to become a holding company for Matrix and Petrotank. The discussion and analysis presented below is of the consolidated financial statements of these companies and the Company's other subsidiaries since the date of acquisition, including (i) Tank Supply, Inc.,
(ii) after June 1, 1991, San Luis, (iii) after December 30, 1992, Colt, (iv) after June 10, 1993, Heath, (v) after April 1, 1994, Brown, and (vi) after
June 17, 1997, GSC.

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

The Company has experienced an increase in revenues during the last three fiscal years. For fiscal 1998, GSC was included for eleven and one half months. All acquired companies, except GSC, were included for the full year for fiscal 1997 and 1996. Amounts reported in this section have been adjusted to reflect the exclusion of operations of Midwest which was discontinued in fiscal year 1998. Revenue and net loss for Midwest were, respectively $10.6 and $1.7 million for fiscal 1998, $16.5 and $1.3 million for fiscal 1997 and $18.2 and $1.2 million for fiscal 1996. Incremental revenues, gross profit and selling, general and administrative expenses attributable to the results of operations of GSC, which were not included in the prior years, are as follows:

                        (in millions)

                          Year ended
                         May 31, 1998
                        --------------

Revenues                   $25.1
Gross Profit                 3.6
Selling, general &
administrative expenses      1.7

During the third quarter 1998, the Company adopted a plan to restructure its operations. The Company recorded a charge of $6.0 million in connection with the restructuring - See Note 4 to Consolidated Financial Statements.

The Company expects a continued demand for its services in the foreseeable future. Management believes that the percentage growth of its revenues for fiscal 1999 will be stronger than fiscal year 1998. The limitation to growth for the last three fiscal years was due to decreased demand for the Company's services. Limitations on growth capacity also reflect the seasonal nature of the Company's refinery turnaround activities, which creates pressure to expand the supervisory staff during the turnaround seasons. The Company continues to recruit, hire and train additional project engineers and project managers, and the Company's ability to continue to grow will depend, in part, on its ability to continue this process, and a stronger demand for the Company's services. The Company has expanded its construction services into general industrial projects in an effort to decrease the seasonal effects of refinery related project.

The Company's quarterly results may tend to fluctuate from period to period, due primarily to the timing of turnarounds performed by the Company.
Generally, the Company performs a substantial percentage of its turnaround projects in two periods - February through May and September through November.
Historically, these are the time periods when most refiners temporarily shutdown certain operating units for maintenance, repair or modification prior to changing their product mix in anticipation of a seasonal shift in product demand. Consequently, the Company's second quarter ending November
30 and its fourth quarter ending May 31 typically include greater revenues from turnarounds than its first quarter or its third quarter.


Results of Operations

The following table presents, for the periods indicated, the percentage relationship which certain items in the Company's statement of operations bear to revenues, and the percentage increase or decrease in the dollar amount of such items. The following data should be read in conjunction with the financial statements of the Company and the notes thereto contained elsewhere in this Form 10-K. Revenues for fiscal year ending
May 31, 1998 were positively affected by the inclusion of GSC for eleven and one half months, and reflects the exclusion of Midwest for all years presented.



                                                Percentage of Revenues
                                                  Years ended May 31,             |    Period-to-Period Change
                                   ---------------------------------------------- |-------------------------------
                                                                                  |   1998        1997
                                                                                  |    vs.         vs.
                                              1998         1997         1996      |   1997        1996
                                             ------       ------       ------     |  ------      ------
                                                                                  |
Revenues                                     100.0%       100.0%       100.0%     |    28.9%       0.7%
Cost of revenues                              90.5         89.6         90.0      |    30.2        0.2
Gross profit                                   9.5         10.4         10.0      |    17.9        4.9
Selling, general and                                                              |
  administrative expenses                      5.7          5.8          5.7      |    26.5        2.7
Restructuring cost                             2.8            -            -      |       -          -
Operating income                               0.8          4.4          3.9      |   (77.8)      12.5
Other income (expense)                         0.3          0.2          0.2      |    96.6       22.0
Income from continuing operations                                                 |
  before income tax expense                    0.5          4.2          3.8      |   (85.9)      12.0
Provision (benefit) for income taxes           0.8          1.6          1.5      |   (37.5)         -
Loss from discontinued operations              0.8          0.8          0.8      |    35.0        2.6
Loss on disposal of discontinued operations    4.3            -            -      |       -        N/A
                                                                                  |
Net income (loss)                             (5.4)%        1.8%         1.5%     |  (490.0)%     21.9%
                                             ======       =====        =====         =======     =====



Fiscal 1998 Compared to Fiscal 1997

Revenues for the year ended May 31, 1998 were $214.9 million as compared to revenues of $166.7 million for the year ended May 31, 1997, representing an increase of approximately $48.2 million or 28.9%. The increase was primarily due to the acquisition of GSC as well as increased revenues from the Company's services in industrial construction and refinery maintenance markets.

Gross profit increased to $20.5 million for the year ended May 31, 1998 from gross profit of $17.4 million for the year ended May 31, 1997, an increase of approximately $3.1 million or 1.9%. Gross profit as a percentage of revenues decreased to 9.5% in the 1998 period from 10.4% for the 1997 period. This decrease in gross profit percentage was due to lower gross margin on certain types of aboveground storage tanks.

Selling, general and administrative expenses increased to $12.2 million for the year ended May 31, 1998 from expenses of $9.7 million for the year ended May 31, 1997, an increase of $2.6 million or approximately 5.7%. The increase was due to the acquisition of GSC. Selling, general and administrative expenses as a percentage of revenues decreased to 5.7%for fiscal 1998 from 5.8% for fiscal 1997.

During fiscal 1998 the Company recorded a charge of $6.0 million. This charge resulted from a plan adopted by the Company for restructuring of operations to reduce costs, eliminate duplications of facilities and improve efficiencies - See Note 4 to Consolidated Financial Statements.

Operating income from continuing operations before one time charges (See
Note 4 to Consolidated Financial Statements) increased to $4.5 million for the year ended May 31, 1998 from $4.3 million for the year ended May 31, 1997, an increase of $248 thousand or approximately 5.8%. The increase was due to increased revenue.

Interest income increased to $262 thousand for the year ended May 31, 1998 from $151 thousand for the year ended May 31, 1997. This increase resulted primarily from interest earned on temporarily invested funds. Interest expense increased to $1.1 million for the year ended May 31, 1998 from $462 thousand of interest expense for the year ended May 31, 1997. The increase in interest expense resulted primarily from increased borrowing under the Company's revolving and term loan credit facility. The increased borrowings from the Company's credit facilities were used primarily for the GSC acquisition. Outstanding balances under this facility at May 31, 1998 was $15.0 million as compared with $7.5 million outstanding at May 31, 1997.

Net income (loss) decreased to $(11.6) million for the 1998 period from $3.0 million for the 1997 period. The decrease was due to one time charges related to restructuring as well as operating losses from discontinued operations and the disposal of discontinued operations.

Income (loss) from continuing operations decreased to a loss of $727 thousand for the year ended May 31, 1998 from income of $4.3 million for the year ended May 31, 1997. This decrease resulted from non-recurring costs of $6.0 million - See Note 5 to Consolidated Financial Statements.

Fiscal 1997 Compared to Fiscal 1996

Revenues for the year ended May 31, 1997 were $166.7 million as compared to revenues of $165.5 million for the year ended May 31, 1996, representing an increase of approximately $1.2 million or 0.7%. The increase was primarily due to increased revenues for the Company's services in elevated storage tank markets and refinery services.

Gross profit increased to $17.4 million for the year ended May 31, 1997 from gross profit of $16.6 million for the year ended May 31, 1996, an increase of approximately $817 thousand or 4.9%. Gross profit as a percentage of revenues increased to 10.4% in the 1997 period from 10.0% for the 1996 period.

Selling, general and administrative expenses increased to $9.7 million for the year ended May 31, 1997 from expenses of $9.4 million for the year ended May 31, 1996, an increase of $257 thousand or approximately 2.7%. The increase was due to an increase of certain administrative personnel and facilities in line with the increased revenues at the Company's related operations. Selling, general and administrative expenses as a percentage of revenues decreased to 5.7% for fiscal 1997 from 5.8% for fiscal 1996. Operating income from continuing operations increased to $7.3 million for the year ended May 31, 1997 from $6.5 million for the year ended May 31, 1996, an increase of $811 thousand or approximately 12.5%. The increase was due to improved gross profit margin and a decrease in amortization of intangible assets. Interest income decreased to $151 thousand for the year ended May
31, 1997 from $386 thousand for the year ended May 31, 1996. This decrease resulted from interest earned on the refund of certain state and federal income taxes received during the previous year.

Interest expense decreased to $462 thousand for the year ended May 31, 1997 from $735 thousand of interest expense for the year ended May 31, 1996.
The decrease resulted primarily from decreased borrowing under the Company's revolving credit facility. Under this facility, a $4.9 million term loan was made to the Company on October 5, 1994, and $2.4 million remains outstanding at May 31, 1997.

Net income increased to $3.0 million for the 1997 period from $2.4 million for the 1996 period. The increase was due to improved gross profit margin, and decreased amortization of intangible assets, as compared with the prior year.

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled approximately $2.6 million at May 31, 1998 and $1.9 million at May 31, 1997.

The Company has financed its operations recently with cash generated by operations and advances under the Company's credit facility. The Company has a credit facility with a commercial bank under which the Company may borrow a total of $30.0 million. The Company may borrow up to $20.0 million under a revolving credit agreement based on the level of the Company's eligible receivables. The agreement provides for interest at a Prime Rate or a LIBOR based option, and matures on October 31, 1999. At May 31, 1998, the outstanding advances under the revolver totaled $5.5 million. The interest rate for this facility at May 31, 1998 was 6.8%. The credit facility also provides for a term loan up to $10.0 million. On March 2, 1998, a term loan of $10.0 million was made to the Company. The term loan is due on February 28, 2003 and is to be repaid in 60 equal payments beginning in March 1998 at an interest rate based upon the Prime Rate or a LIBOR Option.
At May 31, 1998 the balance outstanding on this facility was $9.5 million.
In conjunction with this note on March 1, 1998, the Company entered into an Interest Rate Swap Agreement with a commercial bank, effectively providing a fixed interest rate of 7.5% for the five year period of the term loan.

Operations of the Company provided $2.2 million of cash for the year ended May 31, 1998 as compared with providing $6.2 million of cash for the year ended May 31, 1997, representing a decrease of approximately $4.0 million. The decrease was due primarily to a reduction in accounts payables and accrued liabilities.

Capital expenditures during the year ended May 31, 1998 totaled approximately $2.6 million. Of this amount, approximately $604 thousand was used to purchase trucks for field operations, and approximately $1.2 million was used to purchase welding, construction, and fabrication equipment. The Company has invested approximately $392 thousand in furniture and fixtures during the year, which includes approximately $263 thousand invested in computer equipment for operations and automated drafting. The Company has currently budgeted approximately $5.2 million for capital expenditures for fiscal 1999. The Company expects to be able to finance these expenditures with working capital and borrowings under the Company's credit facility.

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

Other

New Accounting Standards

Earnings Per Share.  In 1997, the Financial Accounting Standards Board
(FASB) issued Statement No. 128, Earnings Per Share. Statement No 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

Comprehensive Income. In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income is net income, plus certain other items that are recorded directly to stockholders' equity. The only such item currently applicable to the Company is foreign currency translation adjustments. The Statement, which is not required to be adopted by the Company until fiscal 1999, is not expected to materially change the Company's financial reporting or disclosures.

Segments. In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement changes the way public companies report segment information in annual financial statements and also requires companies to report selected segment information in interim financial reports to shareholders. As the Company operates in one industry segment, this Statement will not change the Company's financial reporting or disclosures.

Derivatives and Hedging. In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999 (fiscal 2001 for the Company). Because of the company's minimal use of derivatives, management does not anticipate that the adoption of the Statement will have a significant effect on earnings or the financial position of the Company.

Year 2000 Impact

The Year 2000 issue creates a significant problem with business automation for businesses, government agencies, and all computer users. A significant number of applications in use today use two digit years and can fail between now and January 1, 2000.

State of Readiness. The Company is sensitive to the growing concern associated with the inception of the new millennium and its impact on the business marketplace. In an effort to retain its ability to provide on-going quality products and services to its customers, the Company is actively pursuing Year 2000 compliance for all of its computer systems.

Assessment. The Company is in the process of finalizing its inventory and assessment efforts, which includes comprehensive review of its business systems. The Company anticipates completion of this task no later than September 30, 1998. The assessment focuses on the identification of automated business areas and electronic processes.

Based on assessment results, the Company has determined that it will be required to modify, upgrade or replace only a limited number of its systems so that its business areas will function properly with respect to dates in the year 2000 and thereafter.

The Company estimates the impact of Year 2000 issues on non-IT Systems to be less than 1% and will have no material impact on the operations of the business. Non-IT Systems include systems with embedded technology containing programmed instructions running via processor chips.

Project Timetable. The Company believes that with the planned modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operation problems for its computer systems.

The Company has minimal third party interface systems; however, communications have been initiated with significant suppliers and large customers to determine the extent to which the Company's systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues.

The Company estimates that it has completed approximately 75% of the inventory and assessment activities. Of the systems identified, 20% have been remediated, and 10% solutions implemented into the production environment.
The Company expects that the remaining systems will be upgraded, tested and implemented by the second quarter of 1999, which is prior to any anticipated impact on its operating systems.

Anticipated Cost. The anticipated costs of the Year 2000 project has been estimated at $200 thousand, of which approximately 40% will be capitalized. The remaining 60% will be expensed as incurred and is not expected to have a material effect on the results of operations. Any non-compliant hardware is dated and would ordinarily be scheduled for replacement.

Contingency Plans. Despite the best planning and execution efforts, the Company is working from the premise that some issues will not be uncovered, and that some issues that are uncovered will not be successfully resolved. In an effort to manage and mitigate this risk exposure, the Company is developing a risk management and contingency plan for its critical operations. The Company anticipates completion of this task no later than November 30, 1998.

In addition to the upgrade strategy, the Company has recently completed a requirements study for the selection and implementation of a new enterprise-wide management information system. The scope of this project has been maintained separately and independent of the Year 2000 efforts. The project is designed to be a full replacement for the financial and operational systems, and is scheduled for implementation in mid-1999.
If the existing "upgrade" strategy fails, this project could be escalated to mitigate any material business disruptions.

While the Company believes its efforts are adequate to address its Year 2000 issues, there can be no guarantee that all Year 2000 issues will be anticipated and corrected and that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis; failure of all significant Year 2000 issues to be corrected could have a material adverse effect on the Company.

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

Labor Markets. The operations of the Company are labor intensive. The Company has employed up to 650 workers for a single project, and some of the workers employed by the Company are represented by labor unions and covered by collective bargaining agreements. Although the Company has to date been able to employ sufficient labor to complete its projects, changes in labor market conditions could restrict the availability of workers or increase the cost of such labor, either of which could adversely affect the Company. In addition, the operations of the Company could be adversely affected by a strike or work stoppage. See "Business-Other Business Matters-Employees."

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable


PART III

Item 10. Directors and Executive Officers of the Registrant

The information relating to the identification, business experience and directorships of each director and nominee for director of the Company required by Item 401 of Regulation S-K will be presented in the section entitled "Election of Directors - Nominees" of the Company's definitive proxy statement for the annual meeting of stockholders for fiscal 1998, and is hereby incorporated by reference; if the definitive proxy statement for the 1998 annual stockholders' meeting is not filed with the Securities and Exchange Commission within 120 days of the end of the Company's 1998 fiscal year, the Company will amend this Annual Report and include such information in the amendment. See Item 1. "Business - Executive Officers of the Company" for information relating to the identification and business experience of the Company's executive officers.


Item 11. Executive Compensation

The information relating to the compensation of directors and officers required by Item 402 of Regulation S-K will be presented in the section entitled "Election of Directors-Executive Compensation" of the Company's definitive proxy statement for the annual meeting of stockholders for fiscal 1998 and is hereby incorporated by reference; if the definitive proxy statement for the 1998 annual stockholders' meeting is not filed with the Securities and Exchange Commission within 120 days of the end of the Company's 1998 fiscal year, the Company will amend this Annual Report and include such information in the amendment.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information relating to security ownership required by Item 403 of Regulation S-K will be presented in the sections entitled "Voting Securities and Principal Stockholders" and "Election of Directors Nominees" of the Company's definitive proxy statement for the annual meeting of stockholders for fiscal 1998 and is hereby incorporated by reference; if the definitive proxy statement for the 1998 annual stockholders' meeting is not filed with the Securities and Exchange Commission within 120 days of the end of the Company's 1998 fiscal year, the Company will amend this Annual Report and include such information in the amendment.

Item 13. Certain Relationships and Related Transactions

The information relating to relationships and transactions required by Item 404 of Regulation S-K will be presented in the section entitled "Election of Directors - Certain Transactions" of the Company's definitive proxy statement for the annual meeting of stockholders for fiscal 1998, and is hereby incorporated by reference; if the definitive proxy statement for the 1998 annual stockholders' meeting is not filed with the Securities and Exchange Commission within 120 days of the end of the Company's 1998 fiscal year, the Company will amend this Annual Report and include such information in the amendment.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                               Page
                                                               -----
(a) 1 and 2 Financial Statements of the Company

Report of Independent Auditors                                   1

Consolidated Balance Sheets as of May 31, 1998 and 1997.         2

Consolidated Statements of Operations for the years ended
   May 31, 1998, 1997 and 1996.                                  4

Consolidated Statements of Changes in Stockholders" Equity
   for the 5 years ended May 31, 1998, 1997 and 1996.            6

Consolidated Statements of Cash Flows for the years ended
   May 31, 1998, 1997 and 1996.                                  7

Notes to Consolidated Financial Statements                       9

Quarterly Financial Data (Unaudited)

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

+ 10.2 Matrix Service Company 1991 Stock Option Plan, as amended. Form S-8 (File No. 333-56945) filed June 12, 1998 is hereby incorporated by reference.
Exhibit 10.1 to the Company's Registration Statement.

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


List of Exhibits


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

List of Exhibits


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

Matrix Service Company


Date: August 28, 1998       By:   /s/Martin L. Rinehart
                               -------------------------------
                               Martin L. Rinehart, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


        Signatures                  Title                       Date
       ------------              ----------                  ----------


   /s/ Martin L. Rinehart      Martin L. Rinehart
   -----------------------     President and Director
   Martin L. Rinehart       (Principal Executive Officer)    August 28, 1998


   /s/C. William Lee              C. William Lee
   -----------------------    Chief Executive Officer
   C. William Lee                and Director
                              (Principal Financial and
                                 Accounting Officer)        August 28, 1998

   /s/Hugh E. Bradley                  Director             August 28, 1998
   -----------------------
   Hugh E. Bradley


   /s/Robert L. Curry                  Director             August 28, 1998
   -----------------------
   Robert L. Curry


  /s/William P. Wood                  Director             August 28, 1998
   -----------------------
   William P. Wood


  /s/John S. Zink                     Director             August 28, 1998
   -----------------------
   John S. Zink


                         Matrix Service Company
                 Notes to Consolidated Financial Statements

                          Matrix Service Company
                    Consolidated Financial Statements

                 Years ended May 31, 1998, 1997 and 1996
                   with Report of Independent Auditors

Contents

Report of Independent Auditors                                  1

Audited Consolidated Financial Statements

Consolidated Balance Sheets                                     2
Consolidated Statements of Operations                           4
Consolidated Statements of Changes in Stockholders' Equity      6
Consolidated Statements of Cash Flows                           7
Notes to Consolidated Financial Statements                      9


Report of Independent Auditors


The Stockholders and Board of Directors
Matrix Service Company

We have audited the accompanying consolidated balance sheets of Matrix Service Company as of May 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matrix Service Company at May 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles.

Ernst & Young LLP

Tulsa, Oklahoma
August 14, 1998


<MULTIPLER>         1,000

[DESCRIPTION]       Consolidated Balance Sheets

                    Matrix Service Company

                    Consolidated Balance Sheets



                                               May 31
                                         1998         1997
                                      ------------------------
                                           (In Thousands)
Assets
Current assets:
Cash and cash equivalents               $2,606        $1,877
Accounts receivable                     37,165        37,745
Costs and estimated earnings in
excess of billings on
uncompleted contracts                   15,340        11,349
Inventories                              6,352         4,989
Income tax receivable                    5,279           317
Deferred income taxes                    3,252         1,021
Prepaid expenses                           524           456
                                     ------------------------
Total current assets                    70,518        57,754

Property, plant and equipment, at cost:
Land and buildings                      16,481        15,097
Construction equipment                  24,092        24,444
Transportation equipment                 6,108         5,504
Furniture and fixtures                   3,315         3,164
Construction in progress                   973         2,614
                                     ------------------------
                                        50,969        50,823

Accumulated depreciation                22,533        20,861
                                     ------------------------
                                        28,436        29,962

Goodwill, net of accumulated
amortization of $1,595 and
$4,894 in 1998 and 1997,
respectively                             13,217        28,721

Other assets                                570           435
                                     -------------------------
Total assets                           $112,741      $116,872
                                     =========================


                                                    May 31
                                              1998          1997
                                      ------------------------------
                                               (In Thousands)
Liabilities and stockholders' equity
Current liabilities:
Accounts payable                           $  12,250      $12,738
Billings on uncompleted contracts
in excess of costs and estimated earnings      7,612        6,325
Accrued insurance                              2,369        3,308
Earnout payable                                  884        2,400
Other accrued expenses                         4,214        3,275
Current portion of long-term debt              2,105        1,495
                                            ----------------------
Total current liabilities                     29,434       29,541

Long-term debt                                13,106        6,362

Deferred income taxes                          4,949        4,757

Stockholders' equity:
Common stock - $.01 par value; 15,000,000
shares authorized; 9,600,232 and 9,491,153
shares issued in 1998 and 1997, respectively      96           95
Additional paid-in capital                    51,458       50,903
Retained earnings                             14,221       26,269
Cumulative translation adjustment               (523)        (145)
                                             ---------------------
                                              65,252       77,122
Less treasury stock, at cost - 115,228 shares
 in 1997                                           -          910
                                             ---------------------
Total stockholders' equity                    65,252       76,212
                                             ---------------------

Total liabilities and stockholders' equity   $112,741   $116,872
                                             =====================


See accompanying notes.

<MULTIPLER>      1,000

[DESCRIPTION]    Consolidated Statements of Operations

                 Matrix Service Company

                 Consolidated Statements of Operations



                                            Year ended May 31
                                       1998         1997        1996
                                     --------------------------------

                        (In thousands, except share and per share amounts)

Revenues                            $214,877     $166,651      $165,477
Cost of revenues                     194,364      149,246       148,889
                                   -------------------------------------
Gross profit                          20,513       17,405        16,588

Selling, general and
administrative expenses               12,224        9,664         9,407
Goodwill and noncompete amortization     642          417           668
Restructuring costs                    6,018            -             -
                                   -------------------------------------
Operating income                       1,629        7,324         6,513

Other income (expense):
Interest expense                      (1,095)        (462)        (735)
Interest income                          262          151          386
Other                                    190          (16)          81
                                   -------------------------------------

Income from continuing operations
before income taxes                      986        6,997         6,245

Provision (benefit) for federal,
state and foreign income taxes:
Current                                1,858        3,093         2,287
Deferred                                (145)        (356)          266
                                   -------------------------------------
                                       1,713        2,737         2,553
                                   -------------------------------------
Income (loss) from continuing
operations                              (727)       4,260         3,692
Loss from discontinued operations     (1,722)      (1,276)       (1,243)
Loss from disposal of discontinued
operations                            (9,189)           -             -
Net income (loss)                   $(11,638)      $2,984        $2,449
                                   =====================================

Basic earnings (loss) per
common share
Income (loss) from continuing
operations                             $(.08)        $.46         $.40
Loss from discontinued operations       (.18)        (.14)        (.14)
Loss from disposal of discontinued
operations                              (.96)           -            -
                                      ----------------------------------
Net income (loss) per common share    $(1.22)        $.32         $.26
                                      ==================================


Matrix Service Company

Consolidated Statements of Operations (continued)

                                                       Year ended May 31
                                               1998         1997        1996
                                          -------------------------------------

                                           (In thousands, except share and
                                                   per share amounts)
Diluted earnings (loss) per common share
   Income (loss) from continuing operations   $(.08)          $.44        $.39
   Loss from discontinued operations           (.18)          (.13)       (.13)
   Loss from disposal of discontinued
   operations                                  (.96)             -           -
   Net income (loss) per common share        $(1.22)          $.31        $.26

Weighted average common shares
   outstanding:
   Basic                                   9,545,979     9,330,246     9,291,630
   Diluted                                 9,545,979     9,698,659     9,507,425


See accompanying notes.

[MULTIPLIER]      1,000

[DESCRIPTION]     Consolidated Statements of Change in Stockholders' Equity

                               Matrix Service Company

             Consolidated Statements of Changes in Stockholders' Equity


                                          Additional                    Cumulative
                                  Common   Paid-In   Retained  Treasury Translation
                                  Stock    Capital   Earnings   Stock   Adjustment   Total
                                -----------------------------------------------------------
                                                          (In Thousands)
Balances, May 31, 1995            $95     $51,188    $21,464   $(1,826)   $(101)   $70,820
  Exercise of stock
  options (36,408 shares)           -           -       (296)      328        -         32
  Tax effect of exercised
  stock options                     -        (261)         -         -        -      (261)
  Translation adjustment            -           -          -         -       (6)       (6)
  Net income                        -           -      2,449         -        -      2,449

                                -----------------------------------------------------------
Balances, May 31, 1996             95      50,927     23,617    (1,498)    (107)    73,034
  Exercise of stock
  options (62,239 shares)           -           -       (332)      588        -        256
  Tax effect of exercised
  stock options                     -         (24)         -         -        -       (24)
  Translation adjustment            -           -          -         -      (38)      (38)
  Net income                        -           -      2,984         -        -      2,984

                                -----------------------------------------------------------
Balances, May 31, 1997             95      50,903     26,269      (910)    (145)    76,212
  Exercise of stock
options (224,307 shares)            1         555       (410)      910        -      1,056
  Translation adjustment            -           -          -         -     (378)      (378)
  Net loss                          -           -    (11,638)        -        -    (11,638)

                                -----------------------------------------------------------
Balances, May 31, 1998            $96     $51,458    $14,221        $-    $(523)   $65,252


See accompanying notes.

[MULTIPLIER]            1,000

[DESCRIPTION]           Consolidated Statements of Cash Flows

                        Matrix Service Company

                        Consolidated Statements of Cash Flows

                                                       Year ended May 31

                                                1998         1997        1996
                                          -------------------------------------

                                                       (In thousands)

Operating activities
Net income (loss)                            $(11,638)     $2,984        $2,449
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
    Depreciation and amortization               5,368       5,365         5,851
    Deferred income tax provision
    (benefit)                                  (2,039)       (356)          266
    (Gain) loss on sale of equipment              467         (70)          248
    Noncash write-off of discontinued          14,555          -              -
      operations
    Noncash write-off of restructuring costs    4,983          -              -
    Changes in operating assets and
      liabilities increasing (decreasing)
      cash, net of effects of acquisitions:
   Accounts receivable                          5,166      (8,540)       (2,257)
   Costs and estimated earnings
     in excess of billings on
     uncompleted contracts                     (2,858)        773        (2,540)
   Inventories                                   (138)       (840)          566
   Prepaid expenses                               (77)       (277)          247
   Accounts payable                            (3,486)      3,281        (1,746)
   Billings on uncompleted
     contracts in excess of costs
     and estimated earnings                       473       1,972            40
   Accrued expenses                            (2,484)      1,203         3,632
   Income taxes receivable/payable             (4,544)        699         2,846
   Other                                         (797)        (15)           11
                                         ---------------------------------------
Net cash provided by operating activities       2,951       6,179         9,613
Investing activities
Acquisition of property, plant and equipment   (2,577)     (5,802)       (3,410)
Acquisitions and investment in foreign joint
  venture, net of cash acquired                (5,068)     (2,353)       (1,931)
Return of investment in foreign joint venture       -         200             -
Proceeds from other investing activities          652         155           116
                                          --------------------------------------
Net cash used in investing activities          (6,993)     (7,800)       (5,225)

Matrix Service Company

Consolidated Statements of Cash Flows (continued)

                                                       Year ended May 31

                                                1998         1997        1996
                                          -------------------------------------
                                                      (In thousands)
Financing activities
Issuance of common stock                      $1,056         $256        $32
Advances under bank credit agreement          11,750        7,000      7,500
Repayments of bank credit agreement           (4,200)      (4,000)    (9,500)
Repayment of other notes                      (3,652)      (1,089)    (1,089)
Repayment of acquisition note                   (459)        (529)    (1,409)
Issuance of acquisition note                     250            -          -
Issuance of equipment lease                        -           22         50
Issuance of equipment notes                       40            -          -
Repayments of equipment notes                      -          (23)       (54)
Net cash provided by (used in)
  financing activities                         4,785        1,637     (4,470)
Effect of exchange rate changes on cash          (14)         (38)         5
Net increase (decrease) in cash and cash
  equivalents                                    729          (22)       (77)
Cash and cash equivalents, beginning  of year  1,877        1,899      1,976
                                             ---------------------------------
Cash and cash equivalents, end of year        $2,606       $1,877     $1,899
                                             =================================

Supplemental disclosure of cash flow
  information:
    Cash paid during the period for:
Income taxes                                  $1,064       $1,706     $1,777
Interest                                       1,275          545        823


See accompanying notes.

1. Summary of Significant Accounting Policies

Organization and Basis of Presentation

The consolidated financial statements present the accounts of Matrix Service Company ("MSC") and its subsidiaries (collectively referred to as the "Company"). Subsidiary companies include Matrix Service, Inc., ("Matrix"), Midwest Industrial Contractors, Inc. ("Midwest"), Matrix Service Mid-Continent, Petrotank Equipment, Inc. ("Petrotank"), Tank Supply, Inc., San Luis Tank Piping Construction Co., Inc.("San Luis"), Colt Construction Co. ("Colt"), General Services Corporation ("GSC"), Heath Engineering Ltd. ("Heath"), and Brown Steel Contractors, Inc. ("Brown"). GSC was purchased in the current period, see Note 3, and Midwest was discontinued, see Note 4. Intercompany transactions and balances have been eliminated in consolidation.

The Company operates primarily in the United States and has operations in Canada and Mexico through Heath and San Luis. The Company's industry segment is maintenance, construction services and products for petroleum refining and storage facilities and water storage tanks and systems for municipalities and private industry.

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

1. Summary of Significant Accounting Policies (continued)

Depreciation and Amortization

Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets. Goodwill and noncompete agreements are being amortized over 40 and 3 to 5 years, respectively, using the straight-line method.

Income Taxes

Deferred income taxes are computed using the liability method whereby deferred tax assets and liabilities are recognized based on temporary differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates.

Earnings per Common Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." Statement
128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per common share is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes in average shares outstanding employee stock options which are dilutive (-0-, 368,413 and 215,795 shares in 1998, 1997 and 1996, respectively). All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

Stock Option Plans

The Company has elected to follow Accounting Principles Board Opinion No.
25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed in Note 6, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

1. Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Acquisition

On June 17, 1997, the Company acquired all of the outstanding common stock of General Services Corporation and its affiliated companies, Maintenance Services, Inc., Allentech, Inc., and Environmental Protection Services (collectively "GSC") for up to $7.8 million, subject to certain adjustments. The purchase price consisted of $4.75 million in cash and a $250 thousand, prime rate (currently 8.25%) promissory note payable in 12 equal quarterly installments. In addition, the stockholders of GSC are entitled to receive in the future up to an additional $2.75 million in cash if GSC satisfies certain earnings requirements. Under the provision of the contract the stockholders have the right to elect 70% of the earnout amount upon change of control of the Company. This transaction was accounted for as a purchase and resulted in approximately $3.0 million of goodwill and non-competition covenants.

Operations of GSC are included in the accompanying financial statements from date of acquisition. Operations of GSC from June 1, 1997 to date of acquisition and for fiscal years 1997 and 1996 were not significant to the Company's reported results.

3. Discontinued Operations

During the third quarter of fiscal year 1998, the board of directors approved a plan whereby the Company would discontinue the operations of Midwest and discontinue to operate in the markets that Midwest has historically participated. The Company is in the process of completing all open contracts and disposing of all assets. The Company will abandon this business entirely. The cost to terminate Midwest operations resulted in a charge of $15.5 million, before income tax benefit of $6.3 million, which includes the write-off of $14.6 million of goodwill. The operating results of Midwest for the current and prior periods are reported as discontinued operations.

3. Discontinued Operations (continued)

Summarized operating results of the discontinued operations are as follows:

                                        1998         1997        1996
                                      --------------------------------
                                                (In Thousands)

Revenues                            $10,551        $16,493     $18,248
Operating loss                        3,366          1,828       1,794
Benefit for income taxes              1,172            607         604
Loss from discontinued operations     1,722          1,276       1,243

4. Restructuring costs

During the third quarter of 1998, the Company adopted a plan to restructure its operations to reduce costs, eliminate duplication of facilities and improve efficiencies. The plan included closing fabrication shops in Newark, Delaware and Rancocas, New Jersey and moving these operations to a more efficient and geographically centered facility in Bristol, Pennsylvania. Additionally, the Company closed a fabrication shop at Elkston, Maryland. The production from the Maryland facility, which was principally elevated water tanks, will be provided by the Company's Newnan, Georgia plant.
(The facilities located in Delaware, New Jersey, Pennsylvania and Maryland were all leased facilities.) The Company is selling real estate that is not being utilized in Mississauga, Canada, and is also discontinuing certain product lines that are no longer profitable. As a result of these restructuring activities, the Company recorded a charge of $6.0 million. Included in this amount are costs for combining operations, eliminating duplications, write-off of goodwill related to product lines discontinued, and abandonment and disposal of nonproducing assets of $5.2 million, severance and other benefit costs of $600 thousand and, other costs of $200 thousand.

5. Uncompleted Contracts

Contract terms of the Company's construction contracts generally provide for progress billings based on completion of certain phases of the work. The excess of costs incurred and estimated earnings recognized for construction contracts over amounts billed on uncompleted contracts is reported as a current asset and the excess of amounts billed over costs incurred and estimated earnings recognized for construction contracts on uncompleted contracts is reported as a current liability as follows:

5. Uncompleted Contracts (continued)

                                                           May 31
                                                     1998         1997
                                                   --------------------
                                                       (In Thousands)

Costs incurred and estimated earnings
  recognized on uncompleted contracts              $207,229    $109,770
Billings on uncompleted contracts                   199,501     104,746
                                                  ----------------------
                                                     $7,728      $5,024

Shown on balance sheet as:
  Costs and estimated earnings in excess
    of billings on uncompleted contracts            $15,340     $11,349
 Billings on uncompleted contracts in
    excess of costs and estimated earnings            7,612       6,325
                                                 -----------------------
                                                     $7,728      $5,024
                                                 =======================

Approximately $4.0 million and $4.2 million of accounts receivable at May 31, 1998 and 1997, respectively, relate to billed retainages under contracts.

6. Long-Term Debt

Long-term debt consists of the following:


                                                       1998       1997
                                                    ----------------------
                                                        (In Thousands)

Borrowings under bank credit facility:
  Revolving note                                     $5,500      $5,000
  Term note                                           9,500       2,450

Other                                                   211         407
                                                    --------------------
                                                     15,211       7,857
Less current portion                                  2,105       1,495
                                                    --------------------
                                                    $13,106      $6,362
                                                    ====================

6. Long-Term Debt (continued)

On March 1, 1998, the Company and a commercial bank entered into an amendment to a credit facility agreement originally established in 1994, whereby the Company may borrow a total of $30 million. The amended agreement provides for a $20 million revolving credit facility based on the level of the Company's eligible receivables. The agreement provides for an interest rate based on a prime or LIBOR option and matures on October 31, 1999. The credit facility also provides for a $10 million term loan, due February 29, 2003, payable in 60 equal paymentsbeginning in March 1998. The interest rates for the revolver and the term loan at May 31, 1998 were 6.8% and 7.5%, respectively. The agreement requires maintenance of certain financial ratios, limits the amount of additional borrowings and prohibits the payment of dividends. The credit facility is secured by all accounts receivable, inventory, intangibles, and proceeds related thereto.

In conjunction with the term note, on March 1, 1998, the Company entered into an interest rate swap agreement for an initial notional amount of $10 million with a commercial bank, effectively providing a fixed interest rate of 7.5% for the five-year period on the term note. The Company pays 7.5% interest and receives LIBOR plus 1 1/2%, calculated on the notional amount. The notional amount was $9.7 million at May 31, 1998. Net receipts or payments under the agreement are recognized as an adjustment to interest expense. The swap agreement expires in 2003. If LIBOR decreases, interest payments received and the market value of the swap position decrease.

The Company has outstanding letters of credit and letters of guarantee totaling $3,513,008 which mature during 1998 and 1999.

Aggregate maturities of long-term debt for the years ending May 31 are as follows (in thousands), for each fiscal year: 1999 - $2,105; 2000 - $7,589; 2001 - $2,021, 2002 - $2,000 and 2003 - $1,496.

The carrying value of debt approximates fair value.

7. Income Taxes

The components of the provision (benefit) for income taxes from continuing operations are as follows:


                                                 1998     1997     1996
                                               --------------------------
                                                     (In Thousands)

Current:
  Federal                                       $1,422   $2,432   $1,749
  State                                            391      443      373
  Foreign                                           45      218      165
                                              ---------------------------
                                                 1,858    3,093    2,287

Deferred:
  Federal                                          (69)    (121)     (21)
  State                                            (13)    (180)     368
  Foreign                                          (63)     (55)     (81)
                                             -----------------------------
                                                  (145)    (356)     266
                                             -----------------------------
                                               $ 1,713   $2,737   $2,553
                                             =============================

The difference between the expected tax rate and the effective tax rate for continuing operations is indicated below:


                                                     1998    1997    1996
                                               ------------------------------
                                                        (In Thousands)
Expected provision for federal
  income taxes at the statutory
  rate                                              $335   $2,378   $2,123
State income taxes, net of federal
  benefit                                            49       345      308
Charges without tax benefit,
  primarily goodwill amortization                 1,329        14      122
                                              -------------------------------
Provision for income taxes                       $1,713    $2,737   $2,553
                                              ===============================


7. Income Taxes (continued)

Significant components of the Company's deferred tax liabilities and assets as of May 31, 1998 and 1997 are as follows:

                                                   1998     1997
                                                ------------------
                                                  (In Thousands)
Deferred tax liabilities:
  Tax over book depreciation                      $4,878   $4,713
  Other - net                                         71       44
                                                ------------------
Total deferred tax liabilities                     4,949    4,757
Deferred tax assets:
  Foreign insurance dividend                         275      275
  Vacation accrual                                   239      205
  Noncompete amortization                            472      423
  Loss carryforward                                1,377        -
  Other - net                                        889      118
                                               -------------------
Total deferred tax assets                          3,252    1,021
                                               -------------------
Net deferred tax liability                        $1,697   $3,736
                                               ===================

The Company has unused state job tax credit carryforwards of $267,000 at May 31, 1998.

8. Stockholders' Equity

The Company has adopted a 1990 Incentive Stock Option Plan (the "1990 Plan") and a 1991 Incentive Stock Option Plan (the "1991 Plan") to provide additional incentives for officers and other key employees of the Company. The Company has also adopted a 1995 Nonemployee Directors' Stock Option
Plan (the "1995 Plan"). Under the 1990 and 1991 Plans, incentive and nonqualified stock options may be granted to the Company's key employees and nonqualified stock options may be granted to nonemployees who are elected for the first time as directors of the Company after January 1, 1991. Options generally become exercisable over a five-year period from the date of the grant. Under the 1995 Plan, qualified stock options are granted annually to nonemployee directors. Stock options granted under the 1995 Plan generally become exercisable over a two-year period from the date of the grant. Under each plan, options may be granted with durations of no more than ten years. The option price per share may not be less than the fair market value of the common stock at the time the option is granted. Shareholders have authorized an aggregate of 1,250,000, 620,000, and 250,000 options to be granted under the 1990, 1991, and 1995 Plans, respectively. Options exercisable total 803,211 and 681,279 at May 31, 1998 and 1997, respectively.

8. Stockholders' Equity (continued)

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 5.44% to 6.62%; dividend yield of -0-%; volatility factors of the expected market price of the Company's stock of .326 to
 .690; and an expected life of the options of 2 to 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Statement's pro forma information from the options is as follows:


                                            1998     1997      1996
                                           --------------------------
                                                 (In Thousands)

Net income (loss) before stock options    $(11,638)   $2,984   $2,449

Compensation expense from stock options
    1996 grant                                 123       231       78
    1997 grant                                  75        38        -
    1998 grant                                 164         -        -
                                          ----------------------------
Net income (loss)                         $(12,000)   $2,715   $2,371

Pro forma earnings (loss) per common share:
    Basic                                 $ (1.26)    $ .29     $ .26
    Diluted                               $ (1.26)    $ .28     $ .25

8. Stockholders' Equity (continued)

The effect of compensation expense from stock options on 1996 pro forma net income reflects the vesting of 1996 awards. 1997 pro forma net income reflects the second year of vesting of the 1996 awards and the first year of vesting of 1997 awards. 1998 pro forma net income reflects the third year of vesting of the 1996 awards, the second year of vesting of 1997 awards and the first year of vesting of the 1998 awards.

The following summary reflects option transactions for the past three years:


                                  Shares       Option Price      Per Share
                               ---------------------------------------------
Shares under option:
  Balance at May 31, 1995        1,432,205         $  .67     -    $5.75
   Granted                         391,500           3.63     -     6.25
   Exercised                       (36,408)           .67     -     3.63
   Canceled                       (265,741)           .80     -     5.75
                               ---------------------------------------------
  Balance at May 31, 1996        1,521,556            .67     -     6.25

   Granted                         113,000           5.88     -     7.875
   Exercised                       (62,239)           .67     -     6.25
   Canceled                        (47,313)          3.63     -     6.25
                               --------------------------------------------
  Balance at May 31, 1997        1,525,004         $  .67     -     7.875
   Granted                         530,500           6.75     -     8.00
   Exercised                      (224,307)           .67     -     6.25
   Canceled                       (170,540)         3.625     -     8.00
                               --------------------------------------------
  Balance at May 31, 1998        1,660,657         $  .67     -    $8.00
                               ============================================

9. Commitments

The Company is the lessee under operating leases covering real estate in Tulsa, Oklahoma; Bristol, Pennsylvania; Anaheim, California; Bay Point, California; Paso Robles, California; Bellingham, Washington; and Carson, California. The Paso Robles lessors are former stockholders of San Luis. The Company is also the lessee under operating leases covering office equipment. Future minimum lease payments are as follows (in thousands):
1999 - $549; 2000 - $455; 2001 - $428; 2002 - $284; 2003 - $47 and
thereafter - $115. Rental expense was $710,000, $516,000 and $646,000 for the years ended May 31, 1998, 1997 and 1996, respectively. Rental expense related to the Paso Robles lease was $157,000, $149,000 and $149,000 for the years ended May 31, 1998, 1997 and 1996.

10. Other Financial Information

The Company provides specialized on-site maintenance and construction services for petrochemical processing and petroleum refining and storage facilities. The Company grants credit without requiring collateral to customers consisting of the major integrated oil companies, independent refiners and marketers, and petrochemical companies. Although this potentially exposes the Company to the risks of depressed cycles in oil and petrochemical industries, the Company's receivables at May 31, 1998 have not been adversely affected by such conditions and historical losses have been minimal.

Sales to one customer accounted for approximately 11% of the Company's revenues for the year ended May 31, 1998 and 1996. There were no sales to one customer in excess of 10% of revenues for the year ended May 31, 1997.

11. Employee Benefit Plan

The Company sponsors a defined contribution 401(k) savings plan (the "Plan") for all employees meeting length of service requirements. Participants may contribute an amount up to 15% of pretax annual compensation as defined in the Plan, subject to certain limitations in accordance with Section 401(k) of the Internal Revenue Code. The Company may match contributions at a percentage determined by the Company, but not to exceed 100% of the elective deferral contributions made by participants during the Plan year. The Company has made no matching contributions to the Plan for the years ended May 31, 1998, 1997, and 1996. Beginning July 1, 1998, the Company will match contributions at a rate of 25% of employee contributions, not to exceed 6% of participating employee's salary.

12. Contingent Liabilities

The Company is self-insured for worker's compensation, auto, and general liability claims with stop loss protection at $250,000, $100,000, and $50,000 per incident, respectively. Management estimates the reserve for such claims based on knowledge of the circumstances surrounding the claims, the nature of any injuries involved, historical experience, and estimates of future costs provided by certain third parties. Accrued insurance at May 31, 1998 represents management's estimate of the Company's liability at that date. Changes in the assumptions underlying the accrual could cause actual results to differ from the amounts reported in the financial statements.

The Company is a defendant in various legal actions and is vigorously defending against each of them. It is the opinion of management that none of such legal actions will have a material effect on the Company's financial position.

[MULTIPLIER]    1,000
[DESCRIPTION]   Quarterly Financial Data

                Matrix Service Company

          Quarterly Financial Data (Unaudited)


Summarized quarterly financial data are as follows:


                                              First     Second       Third      Fourth
                1998                         Quarter    Quarter      Quarter    Quarter
------------------------------------------------------------------------------------------
                                            (In Thousands except per share amounts)

Revenues                                   $48,218     $55,631      $54,431    $56,597
Gross profit                                 5,073       4,864        5,275      5,301
Income (loss) from continuing operations     1,252       1,086       (4,352)     1,287
Loss from discontinued operations             (483)       (132)      (1,107)         -
Loss from disposal of
discontinued operations                          -           -       (9,198)         9
Net income (loss)                              769         953      (14,657)     1,297

Net income (loss) per common
share data:
Basic   - continuing operations                .14         .12        (.46)        .13
        - discontinued operations             (.05)       (.01)       (.12)          -
        - disposal of discontinued
            operations                           -           -        (.97)          -
        - net income (loss)                    .09         .11       (1.55)        .13
Diluted - continuing operations                .14         .12        (.46)        .13
        - discontinued operations             (.05)       (.01)       (.12)          -
        - disposal of discontinued
            operations                           -           -        (.97)          -
        - net income (loss)                    .09         .11       (1.55)        .13


Matrix Service Company

Quarterly Financial Data (Unaudited) (continued)


                                              First      Second       Third      Fourth
                1997                         Quarter     Quarter      Quarter    Quarter
------------------------------------------------------------------------------------------
                                            (In Thousands except per share amounts)

Revenues                                    $36,554     $43,640      $39,202     $47,255
Gross profit                                  4,221       4,453        3,897       4,834
Income from continuing operations             1,069       1,205          847       1,139
Loss from discontinued operations              (437)       (251)        (203)       (385)
Net income                                      632         954          644         754

Net income (loss) per common
  share data:
Basic      - continuing operations              .11         .13          .09         .13
           - discontinued operations           (.04)       (.03)        (.02)       (.05)
           - net income                         .07         .10          .07         .08
Diluted    - continuing operations              .11         .13          .09         .11
           - discontinued operations           (.04)       (.03)        (.02)       (.04)
           - net income                         .07         .10          .07         .07
