Form 10-Q
period 1998-08-31
MATRIX SERVICE CO
filed 1998-10-15
CIK 866273

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                          FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  August 31, 1995

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

                                 Yes  [X]    No [ ]

As of October 14, 1998, there were 9,649,388 shares of the Company's common stock, $.0l par value per share, issued and 9,507,388 shares outstanding.


                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                  Matrix Service Company
                             Consolidated Statements of Income
                      (in thousands, except share and per share data)
[CAPTION]

                                          Three Months Ended
                                              August 31
                                             (unaudited)
                                         ------------------
                                         1998        1997*

Revenues                                 $50,603     $48,218

Cost of revenues                          45,549      43,145
                                         -------     -------
Gross profit                               5,054       5,073

Selling, general and
  administrative expenses                  3,258       2,729

Goodwill and noncompete amortization         163         184
                                         -------     -------
Operating income                           1,633       2,160

Other income (expense):
    Interest expense                        (377)       (237)
    Interest income                          118          39
    Other income                              76           8
                                         -------     --------
Income from continuing operations
  before income tax expense                1,450       1,970

Provision for federal, state and
  foreign income tax expense                 613         718
                                         -------     --------
Income from continuing operations            837       1,252

Loss from discontinued operations,
  net of tax benefit of $253,000               -        (483)
                                         -------     --------
Net income                                  $837        $769
                                         =======     ========

Earnings from continuing operations
  per share of common stock:

     Basic                                 $0.09       $0.13
     Diluted                                0.09        0.13

Earnings per share of common stock:

     Basic                                 $0.09       $0.08
     Diluted                                0.09        0.08


Weighted average number of common shares:


     Basic                             9,524,685   9,393,547
     Diluted                           9,661,972   9,957,173

* Certain amounts have been restated as described in Notes D & E.

See Notes to Consolidated Financial Statements


                                  Matrix Service Company
                                Consolidated Balance Sheets
                                      (in thousands)
                                       August 31,    May 31,
                                      ----------------------
                                        1998          1998
                                      --------     ---------
                                     (unaudited)
ASSETS:

Current assets:

Cash and cash equivalents            $3,111          $2,606

   Accounts receivable               36,419          37,165

   Costs and estimated earnings
        in excess of billings on
        uncompleted contracts        12,789          15,340

        Inventories                   6,734           6,352

        Income tax receivable         4,256           5,279

        Deferred income taxes         3,010           3,252

        Prepaid expenses                270             524
                                    --------       --------
     Total current assets            66,589          70,518


Property, plant and equipment at cost:

Land and buildings                   16,445          16,481

Construction equipment               23,592          24,092

Transportation equipment              6,154           6,108

Furniture and fixtures                3,089           3,315

Construction in progress              1,195             973
                                    --------       --------
                                     50,475          50,969

   Less accumulated depreciation     22,604          22,533
                                    --------       --------

   Net property, plant and
     equipment                       27,871          28,436

   Goodwill, net of accumulated
   amortization of $1,687 and
   $1,595 in 1999 and 1998,
   respectively                      12,983          13,217

    Other assets                        457             570
                                    --------       --------

    Total assets                    $107,900       $112,741
                                    ========       ========

See Notes to Consolidated Financial Statements

                                 Matrix Service Company
                               Consolidated Balance Sheets
                                     (in thousands)
                                       August 31,    May 31,
                                       ---------------------
                                         1998        1998
                                       ---------   ---------
                                      (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:
    Current liabilities:

    Accounts payable                   $9,763         $12,250

    Billings on uncompleted
    contracts in excess of costs
    and estimated earning               7,976           7,612

    Accrued insurance                   1,939           2,369

    Earnout payable                       884             884

    Other accrued expenses              2,473           4,214

    Income taxes payable                  263               -

    Current portion of long-term debt   2,104           2,105
                                      --------        --------

    Total current liabilities          25,402          29,434

    Long-term debt                     12,586          13,106

    Deferred income taxes               4,949           4,949

    Stockholders' equity:

    Common stock                           96              96

    Additional paid-in capital         51,596          51,458

    Retained earnings                  15,058          14,221

    Accumulated other comprehensive
      income                             (803)           (523)
                                      --------        --------
                                       65,947          65,252

     Less treasury stock, at cost        (984)              -
                                      --------        --------

     Total stockholders' equity        64,963          65,252
                                      --------        --------


     Total liabilities and
       stockholders' equity          $107,900        $112,741
                                     ========        ========


See Notes to Consolidated Financial Statements


                                       Matrix Service Company
                                  Consolidated Cash Flow Statements
                                           (in thousands)
                                         Three Months Ended
                                             August 31
                                            (unaudited)
                                         ------------------
                                          1998        1997
Cash flow from operating activities:

Net income                                $837        $769

Adjustments to reconcile net
  income to net cash provided
  by operating activities:

Depreciation and amortization            1,259       1,546

(Gain) loss on sale of equipment           (46)          -

Changes in current assets and
  liabilities increasing
  (decreasing) cash:

Accounts receivable                        746       4,129

Costs and estimated earnings
  in excess of billings on
  uncompleted contracts                  2,551      (1,741)

    Inventories                           (382)        494

    Prepaid expenses                       254         (16)

    Accounts payable                    (3,371)     (2,900)

    Billings on uncompleted
      contracts in excess of
      costs and estimated earnings         364         151

    Taxes and other accruals               242      (2,141)

    Other                                  (14)         (3)
                                        -------     -------

    Net cash provided by
      operating activities               2,440         288

    Cash flow from investing
      activities:

    Capital expenditures                  (613)       (932)

    Proceeds from sale of equipment         67          36

    Acquisition of subsidiary,
       net of cash acquired                  -      (4,129)
                                        -------     -------

    Net cash used in investing
      activities                          (546)     (5,025)


See Notes to Consolidated Financial Statements


                                        Matrix Service Company
                                  Consolidated Cash Flow Statements
                                           (in thousands)
                                              Three Months Ended
                                                    August
                                                 (unaudited)
                                              ------------------
                                               1998        1997
                                              ------     -------


    Cash flows from financing activities:

        Issuance of acquisition notes             -          197
        Repayment of acquisition payables       (17)        (132)
        Issuance of equipment notes               -           39
        Repayment of equipment notes             (5)          (3)
        Issuance of long-term debt                -        9,750
        Repayments of long-term debt           (500)      (5,910)
        Purchase of treasury stock             (985)           -
        Issuance of stock                       139          116
                                             -------      -------

           Net cash provided (used) in
             financing activities            (1,368)       4,057

           Effect of exchange rate
             changes on cash                    (21)         (13)
                                             -------      -------

    Increase (decrease) in cash and
      cash equivalents                          505         (693)


    Cash and cash equivalents at
      beginning of period                     2,606        1,877
                                             -------      -------

    Cash and cash equivalents at end
      of period                              $3,111       $1,184
                                             ======       ======

See Notes to Consolidated Financial Statements



MATRIX SERVICE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-0l of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended May 3l, 1998, included in the Company's Annual Report on Form 10-K for the year then ended. The Company's business is seasonal; therefore, results for any interim period may not necessarily be indicative of future operating results.

NOTE B - DISCONTINUED OPERATIONS

During the third quarter of fiscal year 1998, the board of directors approved a plan whereby the Company would discontinue the operations of Midwest Industrial Contractors, Inc. ("Midwest") and discontinue to operate in the markets that Midwest had historically participated. All assets have been disposed of or absorbed by other operating units. The Company will abandon this business entirely. The cost to terminate Midwest operations resulted in a charge of $15.5 million, before income tax benefit of $6.3 million, which includes the write-off of $14.6 million of goodwill. The operating results of Midwest for the prior period is reported as discontinued operations.

Summarized operating results of the discontinued operations are as follows:


                                     Three Months Ended
                                          August 31,
                                             1997
                                     ------------------
                                       (In Thousands)

Revenues                                   $1,301

Loss from discontinued operations             483

Loss from discontinued operations
per share of common stock:

Basic                                      ($ .05)

Diluted                                    ($ .05)


NOTE C - EARNINGS PER SHARE OF COMMON STOCK

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


NOTE D - REPORTING COMPREHENSIVE INCOME

As of June 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of Statement 130 had no impact on the Company's net income or stockholders' equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior period financial statements have been reclassified to conform to the requirements of Statement 130.

For the three months ended August 31, 1999 and August 31, 1998, total comprehensive income was $557,000 and $748,000. Other comprehensive income and accumulated other comprehensive income consisted of foreign currency translation adjustments.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended August 31, 1998 Compared to Three Months
Ended August 31, 1997

Revenues for the quarter ending August 31, 1998 were $50.6 million as compared to revenues of $48.2 million for the quarter ended August 31, 1997, representing an increase of approximately $2.4 million or 5.0%.
The increase is due principally to revenues from the Company's industrial service in the Northeast as compared with the same period in 1997.

Gross profit was $5.1 million for the quarterly period ending August 31, 1998. Gross profit as a percentage of revenues decreased to 9.9% for the 1998 period from 10.5% for the 1997 period. The decrease was attributable to weakness in the elevated tank market.

Selling, general and administrative expenses increased to $3.3 million for the quarterly period ending August 31, 1998 from expenses of $2.7 million for the quarterly period ended August 31, 1997, an increase of $529 thousand or approximately 19.4% and representing as a percentage of revenues, an increase to 6.4% for the 1998 period from 5.7% for the 1997 period. The increased costs represent additional supervisory and technical personnel and certain costs related to operational software and Year 2000 compliance.

Operating income decreased to $1.6 million for the quarterly period ending August 31, 1998 from income of $2.2 million for the quarterly period ended August 31, 1998, or a decrease of $527 thousand. The decline was due to lower profit margins reduced by higher selling, general and administrative expense.

Interest expense increased to $377 thousand for the quarterly period ending August 31, 1998 from $237 thousand of interest expense for the quarterly period ended August 31, 1997. The increase resulted primarily from increased borrowing of $4.8 million under the Company's credit facility. The increased borrowing resulted from the GSC acquisition over the same quarterly period ended August 31, 1997. During the period ending August 31, 1998 there was an average of $9.3 million outstanding under the term loan.

Net income from continuing operations decreased to $837 thousand for the quarterly period ending August 31, 1998 from net income of $1.3 million for the quarterly period ended August 31, 1997. The decrease was due principally to lower margins and increased selling, general and administrative expense.

During the quarter ending February 28, 1998 the directors of the Company approved a plan whereby the Company would discontinue the operations of "Midwest" - See Note B to the financial statements.

Net income for the quarterly period ending August 31, 1998 was $837 thousand as compared to net income of $769 thousand for the same period ending August 31, 1997. The increase resulted from the restructuring of the Company and discontinued operations.

Liquidity and Capital Resources

The Company has financed its operations recently with cash generated by operations and advances under the Company's credit facility. The Company has a credit facility with a commercial bank under which the Company may borrow a total of $30 million. The Company may borrow up to $20 million under a revolving credit agreement based on the level of the Company's eligible receivables. The agreement provides for interest at the Prime
Rate or a LIBOR based option, and matures on October 31, 1999. At August 31, 1998, the interest rate was 6.8% and the outstanding advances under the revolver totaled $5.5 million. The credit facility also provides for a term loan up to $10 million. On March 1, 1998, a term loan of $10.0 million was made to the Company. The term loan is due on February 29, 2003, 1999 and is to be repaid in 60 equal payments beginning in March 1998 at an interest rate based upon the Prime Rate or LIBOR. At August 31, 1998, the interest rate on the term loan was 7.5%, and the outstanding balance was $9.0 million.

Operations of the Company provided $2.4 million of cash for the three months ending August 31, 1998 as compared with cash provided from operations of $288 thousand for the three months ended August 31, 1997, representing an increase of approximately $2.2 million. The increase was due to an increase in costs in excess of billings of $4.3 million and an increase in tax and other accruals of $2.4 million offset by decrease in accounts receivable of $3.4 million and a decrease in inventories of $876 thousand.

Capital expenditures during the three month period ending August 31, 1998 totaled approximately $613 thousand. Of this amount $261 thousand was used to purchase trucks for field operations and $194 thousand was used to purchase welding, construction and fabrication equipment. The Company has also invested $104 thousand in computer equipment for operations and automated drafting. The Company currently has budgeted approximately $4.6 million for the remaining fiscal 1999 for capital expenditures.

The Company believes that its existing funds, amounts available for borrowing under its credit facility, and cash generated by operations will be sufficient to meet the Company's working capital needs at least through fiscal 1999 and possibly thereafter unless significant expansions of operations not now planned are undertaken, in which case the Company anticipates it would arrange additional financing as a part of any such expansion.

Other

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

Assessment. The Company has substantially completed its inventory and assessment efforts, which included a comprehensive review of its business systems. The assessment focused on the identification of automated business areas and electronic processes.

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

The Company has substantially completed its inventory and assessment activities. Of the systems identified, 25% have been remediated, and 15% solutions implemented into the production environment. The Company expects that the remaining systems will be upgraded, tested and implemented by the second quarter of 1999, which is prior to any anticipated impact on its operating systems.

Anticipated Cost. The anticipated costs of the Year 2000 project has been estimated at $200 thousand, of which approximately 40% will be capitalized. The remaining 60% is being expensed as incurred and is not expected to have a material effect on the results of operations. Any non-compliant hardware is dated and would ordinarily be scheduled for replacement.

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

Certain Factors Influencing Results and Accuracy of
Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Discussions containing such forward-looking statements may be found in the material set forth under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as within the Quarterly Report generally. In addition, when used in this Quarterly Report, the words "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements.

In the normal course of its business, the Company, in an effort to help keep it stockholders and the public informed about the Company's operations, may from time to time issue certain statements, either in writing or orally, that contain or may contain forward-looking information.

Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. Such forward-looking statements are subject to a number of risks and uncertainties. As noted elsewhere in this Quarterly Report, all phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are beyond the control of the Company, and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

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

MATRIX SERVICE COMPANY


Date:  October 15, 1998

By:  /s/ C. William Lee
     --------------------
     C. William Lee
     Vice President-Finance
     Chief Financial Officer
     Signing on behalf of the registrant and
     as the registrant's chief financial officer.