Form 10-Q
period 1998-11-30
MATRIX SERVICE CO
filed 1999-01-12
CIK 866273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 1998

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

                         Yes  [X]    No [ ]

As of January 8, 1999, there were 9,638,638 shares of the Company's common stock, $.01 par value per share, issued and 9,507,388 shares outstanding.

                          PART I.- FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                              Matrix Service Company
                              Condensed Consolidated
                              Statements of Income
                (in thousands, except share and per share data)
[CAPTION]

                             Three Months Ended       Six Months
Ended                           November 30            November 30
                              ------------------   ------------------
                                 (unaudited)          (unaudited)
                              ------------------   ------------------
                               1998      1997 *      1998       1997 *
                              ------------------    ------------------
[MULTIPLIER]   1,000

Revenues                     $55,399    $55,630      $106,001    $103,849

Cost of revenues              50,521     50,766        96,069      93,912
                            --------    -------       --------    --------
Gross profit                   4,878      4,864         9,932       9,937

Selling, general and
  administrative expenses      3,212      2,894         6,470       5,623

Goodwill and noncompete
  amortization                   163        184           326         368
                            --------    --------      --------    --------

Operating income               1,503      1,786         3,136       3,946

Other income (expense):

  Interest expense              (268)      (237)         (645)       (475)
  Interest income                 40         29           158          69
  Other income                    58         92           134          99
                            --------    --------      --------    --------
Income from continuing
  operations before
  income tax expense           1,333      1,670         2,783       3,639

Provision for federal,
   state and foreign
   income tax expense            310        584           923       1,302
                            --------    --------      --------    -------

Income from continuing
   operations                  1,023      1,086         1,860       2,337

Loss from discontinued
   operations, net of
   tax benefit of
   $34,000 and $287,000
   respectively                   -        (133)           -         (615)
                             --------    --------    --------     --------

Net income                   $ 1,023    $   953      $  1,860      $1,722
                            ========    =======      ========     =========
Earnings from continuing
   operations per share
   of common stock:
      Basic                  $0.11      $0.12           $0.20     $0.25
      Diluted                 0.10       0.11            0.18      0.24

Earnings per share of
   common stock:
      Basic                  $0.11      $0.10           $0.20      $0.18
      Diluted                 0.10       0.10            0.18       0.17

Weighted average number
   of common shares:
      Basic                9,547,837    9,407,526     9,528,804     9,391,552
      Diluted             10,240,861    9,851,254    10,262,567     9,903,443

* Certain amounts have been restated as described in Notes B & C.


See Notes to Condensed Consolidated Financial Statements

[MULTIPLIER]                1,000

                      Matrix Service Company
              Condensed Consolidated Balance Sheets
                        (in thousands)
                                       November 30,     May 31,
                                          1998           1998
                                       -----------    ---------
                                      (unaudited)

ASSETS:

Current assets:

Cash and cash equivalents             $  5,213         $  2,606

   Accounts receivable                  40,039           37,165


   Costs and estimated earnings
        in excess of billings on
        uncompleted contracts           13,013           15,340

        Inventories                      6,378            6,352


        Income tax receivable            1,088            5,279

        Deferred income taxes            3,010            3,252

        Prepaid expenses                   327              524
                                      --------         --------

    Total current assets                69,068           70,518


Property, plant and equipment at cost:

Land and buildings                      16,788           16,481

Construction equipment                  23,603           24,092

Transportation equipment                 6,397            6,108

Furniture and fixtures                   3,227            3,315

Construction in progress                 1,458              973
                                      --------         --------
                                        51,473           50,969

   Less accumulated depreciation        23,643           22,533
                                      --------         --------

   Net property, plant and equipment    27,830           28,436

   Goodwill, net of accumulated
   amortization of $1,779 and
   $1,595 in 1999 and 1998,
   respectively                         12,934           13,217

   Other assets                            384              570
                                      --------         --------

    Total assets                      $110,216         $112,741
                                      ========         ========


See Notes to Condensed Consolidated Financial Statements

[MULTIPLIER]                1,000

                                 Matrix Service Company
                         Condensed Consolidated Balance Sheets
                                     (in thousands)
                                          November 30,   May 31,
                                             1998         1998
                                          ------------  ---------
                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:

  Current liabilities:

    Accounts payable                      $  6,069     $ 12,250

    Billings on uncompleted contracts
       in excess of costs and
       estimated earning                    13,661        7,612

    Accrued insurance                        2,295        2,369

    Other accrued expenses                   3,629        5,098

    Income taxes payable                       375           -

    Current portion of long-term debt        2,101        2,105
                                           -------      -------

  Total current liabilities                 28,130       29,434

    Long-term debt                          11,064       13,106

    Deferred income taxes                    4,948        4,949
                                           -------      -------

 Stockholders' equity:

    Common stock                                96           96

    Additional paid-in capital              51,582       51,458

    Retained earnings                       16,026       14,221

    Accumulated other
       comprehensive income                   (719)        (523)
                                           -------      -------
                                            66,985       65,252

     Less: Treasury stock, at cost            (911)          -
                                           -------      -------
     Total stockholders' equity             66,074       65,252
                                           -------      -------

     Total liabilities and
       stockholders' equity               $110,216     $112,741
                                          ========     ========

See Notes to Condensed Consolidated Financial Statements

[MULTIPLIER]                1,000

                                Matrix Service Company
                       Condensed Consolidated Cash Flow Statements
                                    (in thousands)
                                          Six Months Ended
                                            November 30
                                            (unaudited)
                                         1998        1997
                                         -----------------
Cash flow from operating activities:

Net income                               $1,860     $1,722

Adjustments to reconcile net
   income to net cash provided by
   operating activities:

Depreciation and amortization             2,488      3,037

(Gain) loss on sale of equipment            (55)        -

Changes in current assets and
liabilities increasing
(decreasing) cash:

   Accounts receivable                   (2,874)       717

   Costs and estimated earnings
      in excess of billings on
      uncompleted contracts               2,328       (254)

    Inventories                             (26)        69


    Prepaid expenses                        197        (74)


    Accounts payable                     (7,065)    (2,948)

    Billings on uncompleted
       contracts in excess of
       costs and estimated earnings       6,048      1,642

    Taxes and other accruals              4,150     (4,899)

    Other                                   (37)        (5)

                                         ------      ------

    Net cash provided (used) by
      operating activities                7,014       (993)

    Cash flow from investing activities:

    Capital expenditures                 (1,638)    (1,433)


   Proceeds from sale of equipment           79         50

   Acquisition of subsidiary,
       net of cash acquired                  -      (4,182)
                                        -------     -------

    Net cash used in investing
    activities                           (1,559)    (5,565)


                                 Matrix Service Company
                       Condensed Consolidated Cash Flow Statements
                                     (in thousands)
                                                Six Months Ended
                                                  November 30,
                                                  (unaudited)
                                               1998       1997
                                              ------     ------


    Cash flows from financing activities:

        Issuance of acquisition notes            -          286
        Repayment of acquisition payables       (38)       (281)
        Repayment of equipment notes             (9)        (14)

        Issuance oflong-term debt             3,000      10,750

        Repayment of long-term debt          (5,000)     (6,042)

        Purchase of treasury stock             (985)        144
        Issuance of stock                       198          -
                                             -------     -------
            Net cash provided (used)
              in financing activities        (2,834)      4,843

            Effect of exchange rate
              changes on cash                   (14)         -
                                             -------     -------
        Increase (decrease) in cash
          and cash equivalents                2,607      (1,715)


   Cash and cash equivalents at beginning
        of period                             2,606       1,877
                                             -------     -------

    Cash and cash equivalents at end
        of period                            $5,213      $  162
                                             =======     =======

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

NOTE B - DISCONTINUED OPERATIONS

During the third quarter of fiscal year 1998, the board of directors approved a plan whereby the Company would discontinue the operations of Midwest Industrial Contractors, Inc. ("Midwest") and discontinue to operate in the markets that Midwest had historically participated. All assets of Midwest have been disposed of or absorbed by other operating units. The Company abandoned this business entirely. The cost to terminate Midwest's operations resulted in a charge of $15.5 million, before income tax benefit of $6.3 million, which includes the write-off of $14.6 million of goodwill. The operating results of Midwest for the prior period is reported as discontinued operations.

Summarized operating results of the discontinued operations are as follows:


                                         Three months          Six months
                                             ended                ended
                                      -----------------    -----------------
                                         November 30,         November 30,
                                             1997                 1997
                                      -----------------    -----------------
                                       (In Thousands)       (In Thousands)

Revenues                                   $6,386               $7,687

Loss from discontinued operations             133                  615

Loss from discontinued operations per
share of common stock:

     Basic                                  ($.01)               ($.06)

     Diluted                                ($.01)               ($.06)

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

For the quarter ended November 30, 1998, total comprehensive income was $1.1 million as compared to $899 thousand for the same period ended November 30, 1997. For the six months ended November 30, 1998 total comprehensive income was $1.7 million as compared to $1.6 million for the six months ended November 30, 1997. Other comprehensive income and accumulated other comprehensive income consisted of foreign currency translation adjustments.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended November 30, 1998 Compared to Three Months Ended November 30, 1997

Revenues for the quarter ended November 30, 1998 were $55.4 million as compared to revenues of $55.6 million for the quarter ended November 30, 1997, representing a decrease of approximately $231 thousand. The decrease is due primarily to a reduction in water tank business on the West Coast and a reduction in capital projects in the Northwest. Revenues, however, were up for the repair and maintenance business due to a strong demand for this type of work in the market combined with the strategic alliances the Company has formed with major petrochemical companies. The refinery turnaround backlog for the Northwest is expected to increase because of an increase in customer activity. Backlog Company wide at November 30, 1998 was $71.3 million as compared to $67.3 million at November 30, 1997.

Gross profit was $4.9 million for the quarter ended November 30, 1998 as well as for the same quarterly period in 1997. Gross profit as a percentage of revenues also remained stable at 8.7% for the two periods. For the repair and maintenance division, gross margins strengthened considerably during the current quarter over the same period last year. The improved margins were a result of greater demand for this type of work and company wide strategic alliances and partnering agreements with customers as well as consolidation of East Coast operations. These improvements were offset somewhat by a decrease in margins in the water tank business. The elevated water tank market is becoming increasingly competitive and margins have deteriorated. Although revenues were up for the elevated water tank division for the quarter ended November 1998 as compared to the same period last year, margins deteriorated due to reduced margin potential in the bid process as well as less than optimum project management. General management has changed and new project management has been hired with improved results anticipated in the third and fourth quarters of 1999. In addition, the flat bottom water tank division intends to pursue the growing markets of petrochemical tanks and stainless steel wine tanks.

Selling, general and administrative expenses increased to $3.2 million for the quarter ended November 30, 1998 from $2.9 million for the comparable quarter in 1997, an increase of $318 thousand or approximately 11.0% and representing as a percentage of revenues, an increase to 5.8% for the 1998 period from 5.2% for the 1997 period. The increase is primarily due to additional job supervisory and technical personnel, costs related to operational software implementation, Year 2000 compliance and the re-classification of certain components of selling, general and administrative expenses by a recently acquired division. These classifications were brought into alignment with the rest of the Company effective June 1, 1998.

Operating income decreased to $1.5 million for the quarter ended November 30, 1998 from income of $1.8 million for the comparable quarter of the prior year, or a decrease of $283 thousand. The decline was due to higher selling, general and administrative expense.

Provision for income taxes for the quarter ended November 30, 1998 decreased to $310 thousand as compared to $584 thousand for the quarter ended November 30, 1997, due to lower operating results and an adjustment to deferred tax assets.

Income from continuing operations decreased to $1.0 million for the current quarter from $1.1 million for the comparable quarter of the prior year. The decrease was due principally to increased selling, general and administrative expense offset partially by an adjustment to deferred tax assets.

During the quarter ended February 28, 1998 the directors of the Company approved a plan whereby the Company would discontinue the operations of "Midwest" - See Note B to the consolidated financial statements.

Net income for the quarter ended November 30, 1998 was $1.0 million as compared to net income of $953 thousand for the same period ended November 30, 1997, which included $133 thousand loss from discontinued operations.


Six Months Ended November 30, 1998 Compared to Six Months Ended
November 30, 1997

Revenues for the six months ended November 30, 1998 were $106.0 million as compared to revenues of $103.8 million for the six months ended November 30, 1997, an increase of approximately $2.2 million. Increased revenues from repair and maintenance nationwide and refinery turnaround work in the Northwest were partially offset by a decline in capital project work in the Northwest and the water tank business on the West Coast.

Gross profit was $9.9 million for the six months ended November 30, 1998 as well as for the same six months ended November 30, 1997. Gross profit as a percentage of revenues was 9.4% for the current six months as compared to 9.6% for the same six months ended
November 30, 1997.   Gross margins declined primarily due to a
major weakness in elevated and flat bottom water tanks due to intensified competition and less than optimum project management, offset somewhat by significant strength in margins on tank repair and maintenance and refinery turnaround work.

Selling, general and administrative expenses increased to $6.5 million for the six months ended November 30, 1998 from expenses of $5.6 million for the six months ended November 30, 1997, an increase of $847 thousand or approximately 15.1% over the prior period. As a percentage of revenues, selling, general and administrative expenses increased to 6.1% for the 1998 period from 5.4% for the 1997 period. The increase is primarily due to additional job supervisory and technical personnel, costs related to operational software implementation, Year 2000 compliance and the re-classification of certain components of selling, general and administrative expenses by a recently acquired division. These classifications were brought into alignment with the rest of the Company effective June 1, 1998.

Operating income decreased to $3.1 million for the six months ended November 30, 1998 from income of $3.9 million for the same period ended November 30, 1998, or a decrease of $810 thousand. The decline was due to higher selling, general and administrative expense and slightly lower gross margins.

Provision for income taxes for the six months ended November 30, 1998 decreased to $923 thousand as compared to $1.3 million for the same period ended November 30, 1997. The decrease of $379 thousand is due to lower income and an adjustment to deferred tax assets.

Income from continuing operations decreased to $1.9 million for the six months ended November 30, 1998 from net income of $2.3 million for the comparable period in 1997. The decrease of $477 thousand was due principally to lower operating income as discussed above.

Net income for the six months ended November 30, 1998 increased to $1.9 million from $1.7 million for the same period ended November 30, 1997. The increase was due to the loss recorded for the six months ended November 30, 1997 related to discontinued operations.


Liquidity and Capital Resources

The Company has financed its operations recently with cash generated by operations and advances under the Company's credit facility. The Company has a credit facility, amended and restated October 22, 1998, with a commercial bank under which the Company may borrow a total of $30.0 million. The Company may borrow up to $20 million under a revolving credit agreement based on the level of the Company's eligible receivables. The agreement provides for interest at the Prime Rate or a LIBOR based option, and matures on October 31, 2000. At November 30, 1998, the interest rate was 6.3% and the outstanding advances under the revolver totaled $4.5 million. The original credit facility also provided for a term loan up to $10 million. On March 1, 1998, a term loan in the original amount of $10.0 million was made to the Company and was due on February 28, 2003 and was to be repaid in 60 equal payments that began on March 1, 1998. The amended agreement term loan amount is restated at $8.8 with the repayment schedule and due date remaining the same per the original agreement. The term loan is at a fixed rate of 7.5% established in an interest rate swap agreement entered into with the bank on February 1, 1998. The outstanding balance of the term loan at November 30, 1998 was $8.5 million.

Operations of the Company provided $7.0 million of cash for the three months ended November 30, 1998 as compared with cash used by operations of $993 thousand for the three months ended November 30, 1997, representing an increase of approximately $8.0 million. The increase was due to an increase in costs in excess of billings of $2.6 million, an increase in billings in excess of costs of $4.4 million, an increase in tax and other accruals of $9.0 million offset by decrease in accounts receivable of $3.6 million and a decrease in accounts payable of $4.1 million. The decrease in accounts payable is in part due to a change in Company policy of paying suppliers somewhat earlier to help negotiate better pricing with the Company vendors.

Capital expenditures during the three-month period ended November 30, 1998 totaled approximately $1.6 million. Of this amount, $424 thousand was used to purchase trucks for field operations and $691 thousand was used to purchase welding, construction and fabrication equipment. The Company also invested $523 thousand in computer equipment for operations and automated drafting. The Company has budgeted approximately $4.5 million for the remainder of fiscal 1999 for capital expenditures including a new enterprise-wide management information system.

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

Assessment. The Company has completed its inventory and assessment efforts, which included a comprehensive review of its business systems. The assessment focused on the identification of automated business areas and electronic processes.

Based on assessment results, the Company has determined that it will be required to modify, upgrade or replace only a limited number of its systems so that its business areas will function properly with respect to dates in the year 2000 and thereafter.

The Company estimates the impact of Year 2000 issues on non-IT
Systems to have no material impact on the operations of the business. Non-IT Systems include systems with embedded technology containing programmed instructions running via processor chips.

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

The Company has completed its inventory and assessment activities. Of the systems identified more than 50% have been remedied and implemented into the production environment. The Company expects that the remaining systems will be upgraded, tested and implemented by the fourth quarter of fiscal 1999, which is prior to any anticipated impact on its operating systems.

Anticipated Cost. The anticipated costs of the Year 2000 project has been estimated at $200 thousand, of which approximately 40% will be capitalized. The remaining 60% is being expensed as incurred and is not expected to have a material effect on the results of operations. Any non-compliant hardware is dated and would ordinarily be scheduled for replacement.

Contingency Plans. Despite the best planning and execution efforts, the Company is working from the premise that some issues will not be uncovered, and that some issues that are uncovered will not be successfully resolved. In an effort to manage and mitigate this risk exposure, the Company has developed a risk management and contingency plan for its critical operations.

In addition to the Company's remediation strategy, a new enterprise-wide management information system has been purchased as a replacement for the core financial and operational systems. The project is scheduled to begin during the third quarter of fiscal 1999 and has an estimated duration of nine months. The scope of this project has been maintained separately and independent of the Year 2000 efforts. If the existing remediation strategy fails, this project could be escalated to mitigate any material business disruptions.


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

In the normal course of its business, the Company, in an effort to help keep it stockholders and the public informed about the Company's operations, may from time to time issue certain statements, either in writing or orally, that contain or may contain forward-looking information. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. Such forward-looking statements are subject to a number of risks and uncertainties. As noted elsewhere in this Quarterly Report and the Annual Report (10K) for the year ended May 31, 1998, all phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are beyond the control of the Company, and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

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


PART II

OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders:

The Company's annual meeting of stockholders was held in Tulsa, Oklahoma at 10:00 a.m. local time, on Wednesday, October 28, 1998. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement, and all nominees were elected.

Out of a total of 9,571,638 shares of the Company's common stock outstanding and entitled to vote, 9,166,208 shares were present at the meeting in person or by proxy, representing approximately 95.4 percent. Matters voted upon at the meeting were as follows:



Election of six directors to serve on the Company's board of directors. Messrs. Rinehart, Lee, Bradley, Peterson, Wood and Zink were elected to serve until the 1999 Annual Meeting. The vote tabulation with respect to each nominee was as follows:



   Nominee               For           Authority Withheld
-----------------------------------------------------------
Martin L. Rinehart    9,139,984             26,224

C. William Lee        9,140,084             26,124

Hugh E. Bradley       9,133,684             32,524

Robert A. Peterson    9,133,534             32,674

William P. Wood       9,140,084             26,124

John S. Zink          9,139,984             26,224

There were 9,151,359 shares voted for the ratification of the appointment of Ernst & Young LLP as the Company's independent public accountants, with 9,199 shares voted against, 5,650 abstentions, and zero broker non-votes.

ITEM 6.  Exhibits and Reports on Form 8-K:

Exhibit 10 - Fourth Amendment to Credit Agreement, dated October
22, 1998, by and among the Company and its subsidiaries, and Bank
One, Oklahoma, N. A.

Exhibit 11 - Computation of earnings per share.

Exhibit 27 - Financial Data Schedule.

Reports on Form 8-K: None


Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY


Date:  January 11, 1999

By:  /s/Michael J. Hall
     --------------------
     Michael J. Hall
     Vice President-Finance
     Chief Financial Officer