Form 10-Q
period 1999-02-28
MATRIX SERVICE CO
filed 1999-04-08
CIK 866273

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549

                                       FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 1999

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


                         Yes  [X]    No [ ]

As of April 8, 1999, there were 9,638,638 shares of the Company's common stock, $.01 par value per share, issued and 9,507,388 shares outstanding.

                                         PART I.- FINANCIAL
INFORMATION

ITEM 1.   Financial Statements

                                           Matrix Service Company
                                Condensed Consolidated Statements of Income
                              (in thousands, except share and per share data)
[CAPTION]

                              Three Months Ended        Nine Months Ended
                          February 28, February 28,  February 28, February 28,
                                 (unaudited)             (unaudited)
                          ---------------------------------------------------
                            1999        1998 *         1999       1998 *
                          --------    --------       --------    --------
[MULTIPLIER]              1,000

Revenues                  $47,074      $54,431       $153,076    $158,279

Cost of revenues           43,938       49,156        140,008     143,070
                          -------      -------       --------    --------



Gross profit                3,136        5,275         13,068      15,209

Selling, general and
  administrative expenses   3,387        3,433          9,858       9,055

Goodwill and noncompete       163          181            488         455
  amortization

Mergers, acquisitions,
  abandonments and
  restructuring cost            0        6,018              0       6,018
                          -------      -------       --------     --------
Operating income (loss)      (414)      (4,357)         2,722        (319)

Other income (expense):
  Interest expense           (169)        (364)          (814)       (838)
  Interest income              54           35            212         105
  Other income                  1          207            135         212
                          -------      -------       --------     -------

Income (loss) from
continuing operations
before income tax expense    (528)      (4,479)         2,255        (840)

Provision (benefit) for
  federal, state and
  foreign income tax
  expense                    (195)        (127)           728       1,175
                          -------      -------       --------     -------
Income (loss) from
  continuing operations      (333)      (4,352)         1,527      (2,015)

Loss from discontinued
  operations, net of tax
  benefit of $6,262
  and $6,262
  respectively                  -      (10,305)             -     (10,920)
                          -------     --------       --------   ---------

Net income (loss)         $  (333)    $(14,657)      $  1,527    $(12,935)
                          =======     ========       ========    ========

Earnings from continuing
  operations per share
  of common stock:

     Basic                $(0.03)     $(0.46)        $0.16       $(0.21)
     Diluted              $(0.03)     $(0.46)        $0.15       $(0.21)

Earnings per share of
  common stock:

     Basic                $(0.03)     $(1.55)        $0.16       $(1.37)
     Diluted              $(0.03)     $(1.55)        $0.15       $(1.37)


Weighted average number
  of common shares:

     Basic             9,649,388   9,437,242     9,606,676       9,412,579
     Diluted           9,649,388   9,437,242    10,181,752       9,412,579

* Certain amounts have been restated as described in Notes B & C.

See Notes to Condensed Consolidated Financial Statements


[MULTIPLIER]                1,000



                                             Matrix Service Company
                                      Condensed Consolidated Balance Sheets
                                                 (in thousands)
                                       February 28,   May 31,
                                       ----------------------
                                          1999        1998
                                       --------     ---------
                                       (unaudited)
ASSETS:

Current assets:

Cash and cash equivalents             $ 5,633       $ 2,606

   Accounts receivable                 32,936        37,165


   Costs and estimated earnings
     in excess of billings on
     uncompleted contracts             10,198        15,340



        Inventories                     5,336         6,352



        Income tax receivable           1,079         5,279

        Deferred income taxes           3,009         3,252

        Prepaid expenses                  665           524
                                      -------       -------

    Total current assets               58,856        70,518



Property, plant and equipment at cost:

Land and buildings                     16,673        16,481

Construction equipment                 24,025        24,092

Transportation equipment                6,363         6,108

Furniture and fixtures                  3,555         3,315

Construction in progress                2,120           973
                                      -------       -------

                                       52,736        50,969

   Less accumulated depreciation       24,257        22,533
                                      -------       -------

   Net property, plant and equipment   28,479        28,436



   Goodwill, net of accumulated
   amortization of $1,939 and
   $1,595 in 1999 and 1998,
   respectively                        12,873        13,217

    Other assets                          314           570
                                      -------       -------

    Total assets                     $100,522      $112,741
                                     ========      ========


See Notes to Condensed Consolidated Financial Statements

[MULTIPLIER]                1,000

                                             Matrix Service Company
                                      Condensed Consolidated Balance Sheets
                                                 (in thousands)
                                          February 28,   May 31,
                                          ----------------------
                                            1999         1998
                                          --------     ---------
                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:

    Current liabilities:

    Accounts payable                     $ 2,876       $12,250

    Billings on uncompleted contracts
    in excess of costs and estimated
    earnings                              12,196         7,612

    Accrued insurance                      2,939         2,369

    Other accrued expenses                 3,614         5,098

    Current portion of long-term debt      2,100         2,105
                                         -------       -------

    Total current liabilities             23,725        29,434

    Long-term debt                         6,042        13,106

    Deferred income taxes                  4,949         4,949

    Stockholders' equity:

    Common stock                              96            96

    Additional paid-in capital            51,582        51,458

    Retained earnings                     15,693        14,221

    Accumulated other comprehensive
      income                                (654)         (523)
                                         -------       -------

                                          66,717        65,252

       Less: Treasury stock, at cost        (911)            -
                                         -------       -------

    Total stockholders' equity            65,806        65,252
                                         -------       -------

     Total liabilities and
       stockholders' equity             $100,522      $112,741
                                        ========      ========

See Notes to Condensed Consolidated Financial Statements

[MULTIPLIER]                1,000

                                            Matrix Service Company
                                 Condensed Consolidated Cash Flow Statements
                                                 (in thousands)

                                          Nine Months Ended
                                      February 28,  February 28,
                                              (unaudited)
                                      --------------------------
                                        1999          1998 *
                                      --------      ---------
Cash flow from operating activities:

Net income (loss)                     $1,527        $(12,935)

Adjustments to reconcile net
  income to net cash provided
  by operating activities:

Depreciation and amortization          3,620           4,414

(Gain) loss on sale of equipment         (13)             16

Non-cash write-offs from restructuring     -           4,983

Loss from discontinued operations
  net of tax benefit                       -          10,920

Changes in current assets and
  liabilities increasing
  (decreasing) cash:

   Accounts receivable                 4,229           1,337

Costs and estimated earnings
  in excess of billings on
  uncompleted contracts                5,142              75

    Inventories                        1,016            (302)

    Prepaid expenses                    (140)             89

    Accounts payable                 (10,258)         (4,931)

    Billings on uncompleted
      contracts in excess of
      costs and estimated earnings     4,584             530

    Taxes and other accruals           4,412          (4,222)

    Other                                (41)             64
                                      ------          ------
    Net cash provided by
      continuing operating
      activities                      14,078              38

    Net cash provided by
      disconintued operating
      activities                           -           1,359
                                      ------          ------
    Net cash provided by
      operating activities            14,078           1,397

Cash flow from investing activities:

    Capital expenditures              (3,300)         (1,863)

    Proceeds from sale of equipment       95              62

    Acquisition of subsidiary,
      net of cash acquired                 -          (4,129)

    Other, net                             -             (26)
                                      ------          ------

    Net cash used in
      investing activities            (3,205)         (5,956)

                                                 Matrix Service
Company
                                   Condensed Consolidated Cash Flow Statements
                                                   (in thousands)

                                                 Nine Months Ended
                                           February 28,  February  28,
                                                   (unaudited)
                                           --------------------------
                                              1999           1998 *
                                           ----------    -----------




    Cash flow from financing activities:

        Repayment of acquisition payables     (58)         (201)

        Repayment of equipment notes          (10)          (22)

        Issuance of long-term debt              0        11,750

        Repayment of long-term debt        (7,000)       (6,407)

        Purchase of treasury stock           (911)          424

        Issuance of stock                     124             -
                                            -------     -------

          Net cash provided (used)
            in financing activities        (7,855)        5,544

          Effect of exchange rate
            changes on cash                     9             -
                                            -------     --------
       Increase (Decrease) in cash
          and cash equivalents              3,027           985

   Cash and cash equivalents at
     beginning of period                    2,606         1,877
                                           -------      -------
   Cash and cash equivalents at
     end of period                         $5,633        $2,862
                                           ======        ======

See Notes to Condensed Consolidated Financial Statements

                               MATRIX SERVICE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

MATRIX SERVICE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-0l of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

However, the information furnished reflects all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

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

The operating results of Midwest for the prior period is reported as discontinued operations. Summarized operating results of the discontinued operations are as follows:

[MULTIPLIER]                1,000



                                 Three Months Ended    Nine Months Ended
                                -------------------------------------------
                                 February 28, 1998     February 28, 1998
                                -------------------------------------------
                                   (In Thousands)        (In Thousands)

  Loss from discontinued
  operations per share
  of common stock

       Basic                       ($1.09)               ($1.16)

       Diluted                     ($1.09)               ($1.16)


NOTE C - EARNINGS PER SHARE OF COMMON STOCK

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share.
Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. And, for the Company includes the dilutive effect of outstanding stock options. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

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

For the quarter ended February 28, 1999, total comprehensive loss was $268 thousand as compared to $344 thousand in income for the same quarterly period ended February 28, 1998. For the nine months ended February 28, 1999 total comprehensive income was $1.4 million as compared to $2.0 million for the nine months ended February 28, 1998. Other comprehensive income and accumulated other comprehensive income consisted of foreign currency translation adjustments.

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

Results of Operations

The following chart segments revenues, gross profits and gross margins for the Company's operating divisions for the three months and nine months ended February 28, 1999 compared to the three months and nine months ended February 28, 1998.


[MULTIPLIER]  1,000

                                             (in thousands)                   (in thousands)
                                           Three Months Ended                Nine Months Ended
                                   -------------------------------     ----------------------------------
                                    02-28-99   02-28-98   Variance      02-28-99    02-28-98    Variance


Revenues
   Combined AST services            $30,432    28,336      2,096        $ 89,680     79,642      10,038
   Colt Construction                 12,064    17,649     (5,585)         37,396     46,929      (9,533)
   San Luis Tank                      2,367     3,648     (1,281)          8,805     10,443      (1,638)
   Brown Steel                        6,526     7,617     (1,091)         24,986     23,984       1,002
   Eliminations/other operations     (4,315)   (2,819)    (1,496)         (7,791)    (2,719)     (5,072)
                                   ----------------------------------------------------------------------
   Total Company                     $47,074   54,431     (7,357)       $153,076    158,279      (5,203)
                                   ======================================================================
Gross Profit
   Combined AST services             $ 2,856    3,230       (374)       $ 10,588      8,632       1,956
   Colt Construction                     810    1,831     (1,021)          3,603      4,441        (838)
   San Luis Tank                         (16)     483       (499)           (194)     1,131      (1,325)
   Brown Steel                          (477)    (264)      (213)           (571)     1,072      (1,643)
   Eliminations/other operations         (37)      (5)       (32)           (358)       (67)       (291)
   Total Company                   ----------------------------------------------------------------------
                                     $ 3,136    5,275     (2,139)       $ 13,068     15,209      (2,141)
                                   ======================================================================

Gross Margin
   Combined AST services                9.4%     11.4%       2.0%           11.8%     10.8%        1.0%
   Colt Construction                    6.7%     10.4%      -3.7%            9.6%      9.5%        0.1%
   San Luis Tank                       -0.7%     13.2%     -13.9%           -2.2%     10.8%      -13.0%
   Brown Steel                         -7.3%     -3.5%      -3.8%           -2.3%      4.5%       -6.8%
   Eliminations/other operations        0.9%      0.2%       0.7%            4.6%      2.5%        2.1%
                                   ----------------------------------------------------------------------
   Total Company                        6.7%      9.7%      -3.0%            8.5%      9.6%       -1.1%
                                   ======================================================================

       Entity:                  Services:
       Combined AST services    Above-ground Storage Tank construction, repair and maintenance
       Colt Construction        Refinery maintenance, turnarounds, and capital construction
       San Luis Tank            Flat bottom water tanks
       Brown Steel              Elevated water tanks



Three Months Ended February 28, 1999 Compared With
The Three Months Ended February 28, 1998

Revenues for the quarter ended February 28, 1999 were $47.1 million compared to revenues of $54.4 million for the quarter ended February 28, 1998, which represented a decrease of $7.4 million or 13.5%. Each of the Company's operating divisions experienced a decline in revenues with the exception of the Company's tank construction, repair, and maintenance sector where revenues increased $2.1 million or 7.4%. The increase was the result of overall market strength and the Company's favorable position within the market resulting from its various strategic alliances. The decline in revenues at the Colt operating division was primarily due to a $3.7 million decline in capital projects. For the quarter ended February 28, 1998, the Colt division had two major capital projects in the Northwest whereas the only capital projects in the quarter ended February 28, 1999 were relatively small. Turnaround work at the Colt division was also down due to postponement of scheduled work into the fourth quarter of 1999. Revenues at the Company's water tank divisions were also down due to weak market conditions and pricing pressure.

Gross profit decreased to $3.1 million for the quarter ended February 28, 1999 from gross profit of $5.3 million for the quarter ended February 28, 1998, a decrease of $2.2 million. Gross margins declined to 6.7% for the three months ended February 28, 1999 from 9.7% for the three months ended February 28, 1998.

Gross profits and gross margins declined in all operating divisions. Approximately $1.1 million of the gross profit decrease was due to the decline in capital project work at the Colt division. Gross profits and gross margins were negative at both the Brown and San Luis Tank water divisions. Management at the Brown division conducted an in depth review of all outstanding contracts during the quarter ended February 28, 1999 and revised their estimates as to the ultimate profitability of each contract. Margins were negative at the San Luis Tank water division due to the very low volume of work and the inability to fully absorb fixed costs. Gross profits and gross margins declined at the Company's tank construction, repair and maintenance division despite an increase in revenues. The decline was due to a number of lower margin jobs and a slow down in projects late in the quarter ended February 28, 1999 which reduced the number of man-hours that could be charged directly to jobs, which in turn, increased unabsorbed fixed costs.

Operating income increased to a $414 thousand loss for the quarter ended February 28, 1999 from a loss of $4.4 million for the quarter ended February 28, 1998 or a change of $3.9 million. For the quarter ended February 28, 1998, there were $6.0 million in one-time charges for mergers, acquisitions, abandonment and restructuring costs. Eliminating these one-time charges, operating income decreased $2.1 million for the three months ended February 28, 1999 compared to the three months ended February 28, 1998, which is comparable to the decline in gross profits for the current period.

Interest expense decreased to $169 thousand for the quarter ended February 28, 1999 from $364 thousand of interest expense for the quarterly period ended February 28, 1998 due to lower borrowings under the Company's revolving credit facility.

Net loss decreased to $333 thousand for the three months ended February 28, 1999 from a $14.7 million loss for the three months ended February 28, 1998. Eliminating the one-time charges of $5.0 million, net of tax benefit, for mergers, acquisitions, abandonment and restructure costs and the $10.3 million loss from discontinued operations, net of tax benefit, that were reflected in the results for the second quarter of last year, net income decreased from $647 thousand for the quarter ended February 28, 1998 to a $333 thousand net loss for the quarter period ended February 28, 1999.


Nine Months Ended February 28, 1999 Compared With
The Nine Months Ended February 28, 1998

Revenues for the nine months ended February 28, 1999 were $153.1 million as compared to revenues of $158.3 million for the nine months ended February 28, 1998, a decrease of $5.2 million or 3.3%. Revenues increased $10.0 million at the Company's tank construction, repair and maintenance operating division ($6.1 million after inter-company eliminations) due to strong demand and the Company's strategic alliances. This increase was offset by a $9.5 million decrease at the Colt operating division. The decline at Colt was due to a $14.2 million decline in capital projects offset in part by increases in refinery maintenance and turnarounds. The decline in capital work was the result of fewer and smaller capital projects in the Northwest in the first nine months of 1999 versus the first nine months of 1998. Revenues at the Company's water divisions were down $636 thousand in total for the nine months ended February 28, 1999 versus the comparable period in 1998 due to weak market demand at the San Luis Tank flat bottom water tank division offset by volume driven bidding at the Brown elevated water tank division.

Gross profit decreased to $13.1 million for the nine months ended February 28, 1999 from gross profit of $15.2 million for the nine months ended February 28, 1998, a decrease of $2.1 million or 14.1%. Gross margins decreased to 8.5% for the current period from 9.6% for the comparable nine-month period of the prior year. Lower gross margins in the elevated and flat bottom water tank divisions, capital projects and refinery maintenance sectors of Colt were offset somewhat by the increase in gross margins in the refinery turnaround sector of Colt and slightly higher margins in the tank construction, repair and maintenance division. Gross margins declined in the water tank divisions due to major weakness in the markets, intensified competition and less than optimum project management.

Selling, general and administrative expenses increased to $9.9 million for the nine months ended February 28, 1999 compared to $9.1 million for the nine months ended February 28, 1998, an increase of $803 thousand or 8.9%. The increase was primarily due to additional technical personnel, costs related to operational software implementation, Year 2000 compliance and the re-classification of certain components of selling, general and administrative expenses by a recently acquired division. These classifications were brought into alignment with the rest of the Company effective June 1, 1998. Selling, general and administrative expenses as a percentage of revenues increased to 6.4% for the current nine-month period as compared with 5.7% for the 1998 nine-month period. The increase in the percentage of selling, general and administrative expenses relative to revenues was due to lower revenues and the increases in selling, general and administration expenses as described above.

Operating income increased to $2.7 million for the nine-month period ended February 28, 1999 from an operating loss of $319 thousand for the nine-month period ended February 28, 1998, an increase of $3.0 million. Excluding the one time charges of $6.0 million dollars reflected in the prior year as discussed above, operating income decreased by $3.0 million for the nine months ending February 28, 1999 as compared to the nine month period ended February 28, 1998.

Net Income increased to $1.5 million for the 1999 period as compared to a net loss of $12.9 million for the nine-month period ending February 28, 1998. Without the one time charges of $5.0 million reflected in the prior year, net of tax benefits and $10.9 million net of tax benefits for losses from discontinued operations, net income decreased by $1.5 million for the nine month period ended February 28, 1999 as compared to the 1998 period.

Liquidity and Capital Resources

The Company has financed its operations recently with cash generated by operations and advances under the Company's credit facility. The Company has a credit facility, amended and restated October 22, 1998, with a commercial bank under which the Company may borrow a total of $30.0 million. The Company may borrow up to $20 million under a revolving credit agreement based on the level of the Company's eligible receivables. The agreement provides for interest at the Prime Rate or a LIBOR based option, and matures on October 31, 2000. At February 28, 1999 the interest rate was 6.1% and there were no outstanding advances under the revolver. The original credit facility also provided for a term loan up to $10 million. On March 1, 1998, a term loan in the original amount of $10.0 million was made to the Company and was due on February 28, 2003 and was to be repaid in 60 equal payments of $167 thousand that began on March 1, 1998. The amended agreement term loan amount is restated at $8.8 million with the repayment schedule and due date remaining the same per the original agreement. The term loan is at a fixed rate of 7.5% established in an interest rate swap agreement entered into with the bank on February 1, 1998. The outstanding balance of the term loan at February 28, 1999 was $8.0 million.

Operations of the Company provided $14.1 million of cash for the nine months ended February 28, 1999 as compared with cash provided by operations of $1.4 million for the nine months ended February 28, 1998, an increase of approximately $12.7 million. The period ending February 28, 1998 included $15.9 million in non-cash write-offs and losses from discontinued operations.

Capital expenditures during the nine-month period ended February 28, 1999 totaled approximately $3.3 million. Of this amount, $552 thousand was used to purchase trucks for field operations and $1.4 million was used to purchase welding, construction and fabrication equipment. The Company also invested $1.3 million in computer equipment for operations and automated drafting, which included $1.0 million for a new enterprise-wide management information system. The Company has budgeted approximately $2.8 million for the remainder of fiscal 1999 for capital expenditures but in all likelihood actual expenditures will fall below this level.

The Company believes that its existing funds, amounts available for borrowing under its credit facility, and cash generated by operations will be sufficient to meet the Company's working capital needs at least for the next twelve months and possibly thereafter unless significant expansions of operations not now planned are undertaken, in which case the Company anticipates it would arrange additional financing as a part of any such expansion.

Outlook

Management will continue to evaluate strategic alternatives in the fourth quarter for those businesses that are negatively impacting the Company's operating performance. There were substantial improvements at the Brown division in the latter part of the third quarter (February) but performance is still not providing an acceptable return. Management believes that operating results at the Brown division will approximate break-even for the fourth quarter 1999.

The capital project business at the Colt division will continue to be weak in the fourth quarter due to the lack of a significant backlog of construction projects. Unless new projects are booked in the Company's fiscal fourth quarter, the weakness will in all likelihood continue into the first quarter of fiscal 2000.

The weakness experienced in the Company's tank repair and maintenance business in the latter part of the third quarter will continue until our customer's maintenance budgets are finalized and authorization is given to spend monies. It is also unclear whether or not these maintenance budgets will be approved at levels comparable, greater, or lower than last year. Management believes that its strategic alliances put the Company in a more favorable position than our competition if budgets are reduced.

A subsidiary of Matrix has a receivable approximating $3 million that remains unpaid due to customer cash flow problems. The customer is in the process of restructuring its lending agreements, the proceeds of which will be used to pay the outstanding receivable. Although management believes that a satisfactory agreement will be reached, it is uncertain whether or not the restructuring will be successful.

Other

On March 3, 1999, the Board announced a stock repurchase plan. The Company is authorized to repurchase up to $4 million of Matrix Service Company common stock. To date the Company has purchased 397,000 shares at a cost of $1.4 million.

On March 16, 1999, the Board of Directors elected Bradley S. Vetal as President and Chief Executive Officer of Matrix Service Company.


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

Project Timetable. The Company believes that with the planned modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operation problems for its computer systems. Of the systems identified more than 75% have been remedied and implemented into the production environment. The Company expects that the remaining systems will be upgraded, tested and implemented by the fourth quarter of fiscal 1999, which is prior to any anticipated impact on its operating systems.

Anticipated Cost. The anticipated costs of the Year 2000 project have been estimated at $200 thousand, of which approximately 40% will be capitalized. The remaining 60% is being expensed as incurred and is not expected to have a material effect on the results of operations. Any non-compliant hardware is dated and would ordinarily be scheduled for replacement.

Contingency Plans. Despite the best planning and execution efforts, the Company is working from the premise that some issues will not be uncovered, and that some issues that are uncovered will not be successfully resolved. In an effort to manage and mitigate this risk exposure, the Company has developed a risk management and contingency plan for its critical operations.

In addition to the Company's remediation strategy, a new enterprise-wide management information system has been purchased as a replacement for the core financial and operational systems. The project began during the third quarter of fiscal 1999 and has an estimated duration of nine months. The scope of this project has been maintained separately and independent of the Year 2000 efforts. Ifthe existing remediation strategy fails, this project could be escalated to mitigate any material business disruptions.

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

Certain Factors Influencing Results and Accuracy of Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Discussions containing such forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as within the Quarterly Report generally. In addition, when used in this Quarterly Report, the words "believes", "anticipates", "expects", likelihood and similar expressions are intended to identify forward-looking statements.

In the normal course of its business, the Company, in an effort to help keep it stockholders and the public informed about the Company's operations, may from time to time issue certain statements, either in writing or orally, that contain or may contain forward-looking information. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. Such forward-looking statements are subject to a number of risks and uncertainties. These uncertainties include but may not be limited to competitive response to the Company's plans, environmental regulations, potential liability due to the risks associated with using heavy equipment and exposure to construction hazards, low energy prices, recession, consolidation and mergers in the customer base, postponement, reduction, or cancellation of maintenance and capital budgets by customers, availability of skilled craftsmen and field foremen, and a reduction in the number of contractors serving our customer base. As noted elsewhere in this Quarterly Report and the Annual Report (10K) for the year ended
May 31, 1998, all phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are beyond the control of the Company, and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

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

B.  Exhibit 27 - Financial Data Schedule.

C.  Reports on Form 8-K: None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date:  April  8, 1999   By:  /s/Michael J. Hall
                             ----------------------
                             Michael J. Hall
                             Vice President-Finance
                             Chief Financial Officer
                             signing on behalf of the
                             registrant and as the
                             registrant's chief financial officer.