Form 10-K/A
period 1998-05-31
MATRIX SERVICE CO
filed 1999-08-23
CIK 866273

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
    (Mark One)

         [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

             For the fiscal year ended May 31, 1998.

                                    or

         [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

             For the transition period from _______________  to _______________

                          Commission File No. 0-18716

                            MATRIX SERVICE COMPANY
            (Exact name of registrant as specified in its charter)

               Delaware                                     73-1352174
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

         10701 East Ute Street                                  74116
            Tulsa, Oklahoma                                  (Zip Code)
         (Address of Principal
           Executive Offices)

      Registrant's telephone number, including area code: (918) 838-8822.

         Securities Registered Pursuant to Section of the Act: None

          Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X    No ______
                                           ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The approximate aggregate market value of the registrant's common stock (based upon the August 26, 1998 closing sale price of the common stock as reported by the NASDAQ National Market System) held by non-affiliates as of August 26, 1998 was approximately $53,034,509.

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

--------------------------------------------------------------------------------

The registrant hereby amends and restates in its entirety, Item 1 of Part I of its Annual Report on Form 10-K for the fiscal year ended May 31, 1998, in order to correct certain paragraphs treating Midwest Industrial Contractors, Inc. ("Midwest") as a discontinued operation.

Additionally, the registrant hereby amends and restates in its entirety, Items 6, 7 and 8 of Part II and Item 14 of Part IV of its Annual Report on Form 10-K for the fiscal year ended May 31, 1998, in order to restate the Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, Financial Statements and Supplemental Data, and the Exhibits, Financial Statement Schedules and Reports on Form 8-K to reflect the treatment of Midwest as an exited business line rather than a discontinued operation.

                               TABLE OF CONTENTS


                                    Part I

                                                                     Page
                                                                     ----
Item 1.  Business....................................................   1


                                    Part II

Item 6.  Selected Financial Data.....................................  13

Item 7   Management's Discussion and Analysis of Financial Condition.
         and Results of Operations...................................  14

Item 8.  Financial Statements and Supplementary Data.................  24


                                    Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K....................................................  25

                                    PART I

Item 1. Business

        Background

        Matrix Service Company (the "Company") provides specialized on-site maintenance and construction services for petroleum refining and storage facilities and water storage tanks and systems for the municipal and private industry sector. Owners of these facilities use the Company's services in an effort to improve operating efficiencies and to comply with stringent environmental and safety regulations. Through its subsidiaries Matrix Service, Inc. ("Matrix"), San Luis Tank Piping Construction Co., Inc. and an affiliated company West Coast Industrial Coatings, Inc. (collectively "San Luis"), Heath Engineering, Ltd. and an affiliated company ("Heath"), Brown Steel Contractors, Inc. and affiliated companies (collectively, "Brown"), Mayflower Vapor Seal Corporation ("Mayflower") and General Service Corporation and affiliated companies, Maintenance Services, Inc. and Mainserv-Allentech, Inc. (collectively, "GSC"), the Company provides maintenance and construction services and related products for large aboveground storage tanks ("ASTs") holding petroleum, petrochemical and other products and piping systems located at petroleum refineries, and bulk storage terminals. Also, the Company provides field-erected, elevated and ground level water tanks for the municipal and private industry sector. Through its subsidiary, Colt Construction Company ("Colt"), the Company provides maintenance and construction services for industrial process plants and refineries. Colt specializes in performing "turnarounds", which involve complex, time-sensitive maintenance of the critical operating units of a refinery and other in-plant maintenance. In February 1998 the Company adopted a plan for restructuring Midwest which include closing and abandoning its operations (See Management's Discussion and Analysis and Financial Statements Note 3).

        The Company was incorporated in Delaware in 1989 to become a holding company for Matrix, which was incorporated in Oklahoma in 1984, and Petrotank Equipment Inc. ("Petrotank"), which was incorporated in Oklahoma in 1988. In October 1990, the Company acquired through a subsidiary substantially all of the assets and operations of Midwest. The Midwest operations were discontinued during fiscal year 1998. In June 1991, the Company acquired San Luis (the "San Luis Acquisition"). In December 1992, the Company acquired through a subsidiary substantially all of the assets and operations of Colt. In June 1993, the Company acquired substantially all of the assets and assumed certain liabilities of Heath. In July 1993, the Company entered into a joint venture (Al Shafai-Midwest Constructors) with a Saudi Arabian company to perform mechanical contracting services in the Kingdom of Saudi Arabia. Al Shafai-Midwest Constructors is 49% owned by Midwest International, Inc., a wholly owned subsidiary of the Company. Al Shafai-Midwest Constructors was issued a commercial license to perform services in Saudi Arabia in June 1993. In May 1995, the Company discontinued operations in Saudi Arabia, and is in the process of liquidating the joint venture. In April 1994, the Company acquired Brown.
In August 1994 the Company acquired certain assets of Mayflower Vapor Seal Corporation. In June 1997, the Company acquired (the "GSC Acquisition") General Service Corporation and affiliated companies. GSC provides services and products similar to those provided by Matrix and operates primarily in the Northeast part of the United States, with products sales to U.S. and foreign customers.

        On December 16, 1997, the Company and ITEQ, Inc. ("ITEQ") entered into a Plan and Agreement of Merger whereby ITEQ agreed to acquire the Company. On January 19, 1998 the Company and ITEQ mutually agreed to terminate the Plan and Agreement of Merger, due to unanticipated difficulties in connection with the expected integration of personnel from divergent corporate cultures. During the third quarter of fiscal year 1998, the Company adopted a plan for restructuring of operations to reduce costs, eliminate duplication of facilities and improve efficiencies. The plan included closing fabrication shops in Newark, Delaware and Rancocas, New Jersey and moving these operations to a more efficient and geographically centered facility in Bristol, Pennsylvania. Additionally, the Company closed a fabrication shop at Elkston, Maryland. The production from the Maryland facility, which was principally elevated water tanks, will be provided by the Company's Newnan, Georgia plant. (The facilities located in Delaware, New Jersey, Pennsylvania and Maryland were all leased facilities.) The Company sold real estate that was not being utilized in Mississauga, Canada, and the Company also discontinued certain product lines that were no longer profitable. During the third quarter of fiscal year 1998 the board of directors approved a plan whereby the Company would exit the operations of Midwest, which included maintenance services for refineries in the FCCU turnaround, process heater and related refractory construction markets. The Company will in an orderly manner discontinue to operate in the markets that Midwest has historically participated. Unless the context otherwise requires, all references herein to the Company include Matrix Service Company and its subsidiaries. The Company's principal executive offices are located at 10701 East Ute Street, Tulsa, Oklahoma 74116, and its telephone number at such address is (918) 838-8822.

    Aboveground Storage Tank Operations

        The Company's AST operations include the maintenance, repair, inspection, design and construction of ASTs, and the equipping of these tanks with devices mandated by current and proposed environmental regulations. These devices include a variety of floating roof and seal assemblies, tank bottoms and secondary containment systems, each of which is designed to enable tank owners and operators to comply with federal and state air and water quality guidelines and regulations regarding leaks and spills of petroleum products from storage facilities. The Company manufactures and sells certain of these devices, including a line of patented floating roof seals. These seals, which are marketed under the Company's Flex-A-Seal(R) and Flex-A-Span(R) trademarks, reduce losses of stored petroleum products through evaporation and, consequently, reduce air pollution. In addition, the seals reduce the amount of rainwater that enters the tanks, reduce the hazards of rim fires thereby reducing product contamination, lowering wastewater disposal costs, and reduce tank owner's overall risk. The Company's secondary containment systems allow tank owners to detect leaks in the tanks at an early stage, before groundwater or surface water contamination has occurred. In addition, the systems help to control leakage until the tank can be repaired.

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

    AST Services and Products

        The Company provides its customers with a comprehensive range of AST services and products. The Company specializes in maintenance and repair of ASTs and retrofitting existing ASTs with a variety of pollution control devices as part of its general maintenance services. In addition, the Company constructs new ASTs, provides AST inspection and manufactures tank appurtenances.

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

        Floating Roof and Seal Assemblies. Many ASTs are equipped with a floating roof and seal assembly. A floating roof consists of a circular piece of welded steel or thin aluminum that floats on the surface of the stored petroleum product. The floating roof is required by environmental regulations to minimize vapor emissions and reduce fire hazard. A floating roof also prevents losses of stored petroleum products. The seal spans the gap between the rim of the floating roof and the tank wall. The seal prevents vapor emissions from an AST by creating the tightest possible seal around the perimeter of the roof while still allowing movement of the roof and seal downward and upward with the level of stored product. In addition, the Company's seal system prevents substantially all rainwater from entering the tank. The type of seal assembly the Company most commonly installs consists of a primary mechanical "shoe" seal and a secondary flexible seal mounted above the shoe seal. A mechanical shoe seal is a metal sheet connected to the outer rim of a floating roof and held vertically against the wall of the storage vessel by hangers and springs system. A flexible coated "vapor" fabric spans the space between the metal shoe and the floating roof. The secondary seal is composed of a flexible tip and an additional vapor fabric mounted on a metallic compression plate attached to the rim of the floating roof. The Company's seals are manufactured from a variety of materials designed for compatibility with specific petroleum products. All of the seals installed by the Company may be installed while the tank is in service, which reduces tank owners' maintenance, cleaning and disposal costs. In addition to a mechanical shoe seal coupled with a secondary flexible seal, the Company also installs a variety of other types of seal systems designed to meet customer specifications.

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

    Elevated Tanks

        In April 1994, as a result of the Company's efforts to expand its product base, the Company purchased Brown Steel, which designs, fabricates and erects elevated tanks for water storage for municipalities and industrial customers. Brown's facilities in Georgia include fabrication equipment which gives Brown the ability to produce two-dimension roll in steel for the fabrication of spherical shaped tanks. This facility is qualified to perform services on equipment that requires American Society of Mechanical Engineering Code Stamps ("ASME Codes"). Demand for these types of tanks is expected to increase given the current upturn in housing starts resulting in a corresponding increase in the demand for water.

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

        Crude Distillation Unit. In the refining process, hydrocarbon raw materials (primarily crude oil) are heated to approximately 275F. The crude is then treated to remove salt and then heated further, resulting in partial vaporization. The vapors are then routed to a crude distillation unit, where they are further heated. The hydrocarbon compounds that comprise crude oil separate, or "fractionate", when subjected to high temperatures. The crude distillation unit fractionates the hydrocarbons into several intermediate products, several of which undergo further processing in various downstream units, the most important of which are discussed below.

        Delayed Coker Unit. Delayed coking is a thermal cracking process in which residual substances are heated to high temperatures and allowed time to decompose into hydrocarbon vapors and a solid residue coke product. A full range of light hydrocarbon gases, including hydrogen and olefins, are produced by the coking reaction. These gases, in addition to gasoline boiling range material ("naphtha") cracked products, are compressed and cooled at sufficiently high pressure to condense the volatile light hydrocarbons. The liquefied petroleum gases are then routed to an Alkylation Unit, which is described below. Coker gas oil is produced as a side product from the coker fractionator with a vaporization temperature of approximately 900F. This oil is routed to the FCCU. Petroleum coke from the Delayed Coker Unit is used for fuel, for electrodes and for special purposes such as manufacturing graphite.

        Catalytic Reformer Unit. The Catalytic Reformer Unit upgrades the octane of the naphtha produced in the Delayed Coker Unit. The octane of the naphtha is approximately 52, compared with the average refinery gasoline pool octane of 87.9. Straight-run and cracked refinery naphthas boiling between 160F and 390F are catalytically reformed to improve motor fuel properties. Prior to entering the Catalytic Reformer Unit, naphtha is fractionated into light, medium and heavy naphtha streams. The two lighter streams are selectively blended into gasoline and military jet fuel. The heavy naphtha fraction is routed to a naphtha hydro-treating unit prior to catalytic reforming. The principal product of the reformer is reformat, a high-octane gasoline blending stock.

        Alkylation Unit. The Alkylation Unit is used to alkylate or chemically combine isobutane with propylene and butylene to form high-octane gasoline. The process utilizes hydrofluoric acid or sulfuric acid as the alkylation catalyst. The feedstock for the Alkylation Unit is produced by the FCCU and the Delayed Coker Unit and contains saturated propane, isobutane, and normal butane in addition to propylene and butylene. The feed stream also contains significant amounts of hydrogen sulfide, which is extracted and routed to a sulfur recovery unit. The reactor effluent is partially vaporized through a heat exchanger to provide refrigeration for the reactorcontractor. The vapors are compressed and then fractionated into propane, isobutane and normal butane, and alkylate.

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

    Heat Exchanger Services

        The Company provides heat exchanger service to the refining industry, which involves the removal, testing, repairing and reinstallation of heat exchangers. The Company owns specialized equipment to extract and reinstall heat exchangers from both ground levels and aerial installations. In addition, the Company owns retubing equipment, hydraulic bolt-torquing equipment and specialized transport carriers for moving these heat exchangers throughout the facilities.

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

        The Company had one customer accounting for more than 10% of revenues in two of the last three years. During fiscal 1998, Pacific Northwest Sugar Company and during fiscal 1996, ARCO USA accounted for more than 10% of the Company's revenues in each of those years. The Company sold its products and services to approximately 587 customers during fiscal 1999.

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

    Insurance

        The Company maintains worker's compensation insurance, general liability insurance and auto liability insurance in the primary amount of $2.0 million, and an umbrella policy with coverage limits of $20.0 million in the aggregate. The Company also maintains policies to cover its equipment and other property with coverage limits of $60.1 million and policies for care, custody and control with coverage limits of $2.7 million in the aggregate. Most of the Company's policies provide for coverage on an occurrence basis, not a "claims made" basis. The Company's liability policies are subject to certain deductibles, none of which is higher than $50,000. The Company maintains a performance and payment bonding line of $45.0 million. The Company also maintains key-man insurance policies covering certain of its executive officers, and professional liability insurance.

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

    Patents and Proprietary Technology

        The Company holds two issued U.S. patents, which cover its Flex-A-Seal(R) and Flex-A-Span(R) roof seal products. The Company's Flex-A-Seal(R) patent is held jointly with an English company, which markets the Flex-A-Seal(R) products in the United Kingdom. The Flex-A-Seal(R) patent expires in August 2000 and the Flex-A-Span(R) patent expires in August 2008. The Company also holds the patents for Flex-A-Seal(R) and Flex-A-Span(R) in Holland and in Canada. The Company holds a U.S. patent which covers its ThermoStor(R), a diffuser system that receives, stores and dispenses both chilled and warm water in and from the same storage tank. The ThermoStor(R) patent expires in March 2010. The Company also holds a patent for a Floating Deck Support Apparatus(R) for aluminum roofs. This patent expires on January 24, 2001. The Company has developed the RS 1000 Tank Mixer(R) which controls sludge build-up in crude oil tanks through resuspension. The RS 1000 Tank Mixer(R) patent expires in August 2012. The Company has applied for patents for two other products it has developed. The Company has designed and developed the Flex-A-Swivel, a swivel joint for floating roof drain systems. Also, the Company has designed the Firesafe(R) which is an environmentally safe alternative to underground storage tanks that meets the stringent requirements of UFC 77-203 (d)(2), NFPA 30, EPA and Underwriter's Laboratories. While the Company believes that the protection of its patents is important to its business, it does not believe that these patents are essential to the success of the Company.

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

        Oil Pollution Act. The Oil Pollution Act of 1990 ("OPA") established a new liability and compensation scheme for oil spills from onshore and offshore facilities. Section 4113 of the OPA directed the President to conduct a study to determine whether liners or other secondary means of containment should be used to prevent leaking or to aid in leak detection at onshore facilities used for storage of oil. The Company believes that its business would be positively affected by any regulations eventually promulgated by EPA that required liners andor secondary containment be used to minimize leakage from ASTs. While the regulation has not, to date, been enacted, the industry designs secondary containment in all new tanks being built and, in general, secondary containment is installed in existing tanks when they are taken out of service for other reasons, in anticipation of this regulation.

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

Executive Officers of the Company

        The executive officers of the Company and their ages and positions are listed below.

        Name                    Age                     Position
        ----                    ---                     --------
Martin L. Rinehart              60      President & Chief Executive Officer

C. William Lee                  58      Vice President-Finance, Chief Financial Officer

Bradley S. Vetal                42      President, Matrix Service, Inc.

Bruce M. Lierman                38      President, Colt Construction Co., Inc.

Mark A. Brown                   41      President, Brown Steel Contractors, Inc.

Connie J. Conger                45      Vice President-Accounting

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

        C. William Lee is a founder of the Company has served as its Vice President-Finance and as a director since the Company's inception. Prior to 1984, Mr. Lee served as Vice President-Finance and Secretary-Treasurer of Tank Service, Inc.

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

Item 6. Selected Financial Data

        The following table sets forth selected historical financial information for the Company covering the five years ended May 31, 1998. The following financial information included in the Statement of Operations reflects the acquisition of GSC in 1998. See the Notes to the Company's Consolidated Financial Statements.

                                                           (In thousands, except per share data)
                                                                  Matrix Service Company
                                 ---------------------------------------------------------------------------------------
                                                                        Years Ended
                                 ---------------------------------------------------------------------------------------
                                           May 31,          May 31,           May 31,         May 31,           May 31,
                                            1998             1997              1996            1995              1994
                                            ----             ----              ----            ----              ----
Statement of Operations Data:
Revenues                                  $225,428          $183,144         $183,725         $177,516          $133,480

Gross profit                                18,589            17,440           16,618           13,914            16,488

* Restructuring cost                        20,956                 -                -                -                 -

Operating income (loss)                    (16,291)            5,496            4,719            1,456             4,566

Income (loss) before income tax
 expense (benefit)                         (17,353)            5,114            4,398             (455)            4,655

Net income (loss)                          (11,638)            2,984            2,449             (189)            2,717

Earnings (loss) per common share
 - diluted                                   (1.22)             0.31             0.26            (0.02)             0.29

Weighted average of common
 shares - diluted                            9,546             9,699            9,507            9,417             9,401


Balance Sheet Data:
Working capital                           $ 41,084          $ 28,213         $ 26,370         $ 26,800          $ 20,070

Total assets                               112,741           116,872          105,757          105,729           100,902

Long-term obligations                       13,106             6,362            4,847            8,467             5,194

Deferred tax liability                       4,949             4,757            5,088            4,698             4,145

Stockholders' equity                        65,252            76,212           73,034           70,820            69,487


* During the third quarter of fiscal year 1998, the board of directors approved a plan whereby the Company would exit the operations of Midwest and discontinue to operate in the markets that Midwest has historically participated. The Company is in the process of completing all open contracts and disposing of all assets. The Company will abandon this business entirely.

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

                                (in millions)

                                 Year ended
                                May 31, 1998
                           ----------------------
Revenues                         $    25.1

Gross Profit                           3.6
Selling, general &
administrative expenses                1.7

        During the third quarter 1998, the Company adopted a plan to restructure its operations. The Company recorded a charge of $21.0 million in connection with the restructuring - See Note 3 to Consolidated Financial Statements.

        The Company expects a continued demand for its continuing services in the foreseeable future. Management believes that the percentage growth of its revenues for fiscal 1999 will be stronger than fiscal year 1998. The limitation to growth for the last three fiscal years was due to decreased demand for the Company's services. Limitations on growth capacity also reflect the seasonal nature of the Company's refinery turnaround activities, which creates pressure to expand the supervisory staff during the turnaround seasons. The Company continues to recruit, hire and train additional project engineers and project managers, and the Company's ability to continue to grow will depend, in part, on its ability to continue this process, and a stronger demand for the Company's services. The Company has expanded its construction services into general industrial projects in an effort to decrease the seasonal effects of refinery related projects.

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

Results of Operations

          The following table presents, for the periods indicated, the percentage relationship which certain items in the Company's statement of operations bear to revenues. The following data should be read in conjunction with the financial statements of the Company and the notes thereto contained elsewhere in this Form 10-K. Revenues for fiscal year ending May 31, 1998 were positively affected by the inclusion of GSC for eleven and one half months.


                                                                        Percentage of Revenues
                                                                          Years Ended May 31,
                                                            --------------------------------------------

                                                               1998              1997             1996
                                                               ----              ----             ----
Revenues                                                      100.0%           100.0%           100.0%

Cost of revenues                                               91.7             90.5             91.0

Gross profit                                                    8.3              9.5              9.0

Selling, general and administrative expenses                    5.7              6.1              5.9

Restructuring cost                                              9.3               --               --

Operating income (loss)                                        (7.1)             3.0              2.6

Other income (expense)                                         (0.4)            (0.2)            (0.2)

Income (loss) before income tax expense                        (7.5)             2.8              2.4

Provision (benefit) for income taxes                           (2.5)             1.1              1.1

Net income (loss)                                              (5.0)%            1.7%             1.3%
                                                              =====            =====            =====

Fiscal 1998 Compared to Fiscal 1997

          Revenues for the year ended May 31, 1998 were $225.4 million as compared to revenues of $183.1 million for the year ended May 31, 1997, representing an increase of approximately $42.3 million or 23.1%. The increase was primarily due to the acquisition of GSC as well as increased revenues from the Company's services in industrial construction and refinery maintenance markets.

          Gross profit increased to $18.6 million for the year ended May 31, 1998 from gross profit of $17.4 million for the year ended May 31, 1997, an increase of approximately $1.2 million or 6.9%. Gross profit as a percentage of revenues decreased to 8.3% in the 1998 period from 9.5% for the 1997 period. This decrease in gross profit percentage was due to lower gross margin on certain types of aboveground storage tanks.

          Selling, general and administrative expenses increased to $12.9 million for the year ended May 31, 1998 from expenses of $11.1 million for the year ended May 31, 1997, an increase of $1.8 million or approximately 16.2%. The increase was due to the acquisition of GSC. Selling, general and administrative expenses as a percentage of revenues decreased to 5.7% for fiscal 1998 from 6.1% for fiscal 1997.

          During fiscal 1998 the Company recorded a restructuring, impairment and abandonment charge of $21.0 million. This charge resulted from plans adopted by the Company to exit the Midwest operations and for restructuring of operations to reduce costs, eliminate duplications of facilities and improve efficiencies - See Note 3 to Consolidated Financial Statements.

          Operating income before restructuring, impairment and abandonment charges (see Note 3 to Consolidated Financial Statements) decreased to $4.7 million for the year ended May 31, 1998 from $5.5 million for the year ended May 31, 1997, a decrease of $0.8 million or approximately 14.5%. The decrease was due to higher selling, general and administrative expenses partially offset by higher gross profit.

          Interest income was $267 thousand for the year ended May 31, 1998 versus $164 thousand for the year ended May 31, 1997. Interest expense increased to $1.3 million for the year ended May 31, 1998 from $536 thousand of interest expense for the year ended May 31, 1997. The increase in interest expense resulted primarily from increased borrowing under the Company's revolving and term loan credit facility. The increased borrowings from the Company's credit facilities were used primarily for the GSC acquisition. Outstanding balances under this facility at May 31, 1998 was $15.0 million as compared with $7.5 million outstanding at May 31, 1997.

          Net income (loss) decreased to $(11.6) million for the 1998 period from $3.0 million for the 1997 period. The decrease was due to one-time charges related to restructuring as well as operating losses and disposal costs from exited operations.

Fiscal 1997 Compared to Fiscal 1996

          Revenues for the year ended May 31, 1997 were $183.1 million as compared to revenues of $183.7 million for the year ended May 31, 1996.

          Gross profit increased to $17.4 million for the year ended May 31, 1997 from gross profit of $16.6 million for the year ended May 31, 1996, an increase of approximately $0.8 million or 4.8%. Gross profit as a percentage of revenues increased to 9.5% in the 1997 period from 9.0% for the 1996 period.

          Selling, general and administrative expenses increased to $11.1 million for the year ended May 31, 1997 from expenses of $10.8 million for the year ended May 31, 1996, an increase of $0.3 million or approximately 2.8%. The increase was due to an increase of certain administrative personnel and facilities in line with the increased revenues at the Company's related operations. Selling, general and administrative expenses as a percentage of revenues were flat at 6.1% for fiscal 1997 versus 5.9% for fiscal 1996.

          Operating income increased to $5.5 million for the year ended May 31, 1997 from $4.7 million for the year ended May 31, 1996, an increase of $0.8 million or approximately 17.0%. The increase was due to improved gross profit margin and a decrease in amortization of intangible assets.

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

          Net income increased to $3.0 million for the 1997 period from $2.4 million for the 1996 period. The increase was due to improved gross profit margin, and decreased amortization of intangible assets, as compared with the prior year. The net income in 1996 of $2.4 million would have been even better had the Company not incurred a $1.2 million net loss at Midwest, based primarily on the strong performance in the construction and tank maintenance and repair operations.

Exited And Restructured Operations

          During the third quarter of fiscal year 1998, the board of directors approved a plan whereby the Company would exit the operations of Midwest and discontinue to operate in the markets that Midwest has historically participated. The Company is in the process of completing all open contracts and disposing of all assets. The Company will abandon this business entirely.
During the three years ended in fiscal 1998, 1997 and 1996, Midwest had operating losses of $3.4 million, $1.8 million and $1.8 million respectively.

          Midwest's principal refinery operations involved turnarounds of Fluid Catalytic Cracking Units (FCCU). FCCU's require a high level of maintenance because of the extremely high temperatures inside the units - in excess of 1000 degree F - and due to abrasive catalysts flow and their many internal parts, which consist generally of stainless steel components and refractory lined systems. Refractory is a heat and erosion resistant lining that insulates the inner shell of the unit vessels. The main pieces of equipment in an FCCU are the reactor, the regenerator and the flue gas handling system. Most of the repair and revamp work during turnaround is performed on this equipment. Major revamp work is required to increase efficiencies of the FCCU with changing technology and to reduce air pollution from the unit, as required by constantly changing laws. In most cases, the mechanical work - involving the disassembly and repair of the unit components - and the refractory work - involving the installation of the refractory material onto the inside of the units vessels - is performed by different contractors.

          Also during the third quarter of 1998, the Company adopted a board of directors approved plan to restructure operations to reduce costs, eliminate duplication of facilities and improve efficiencies. The plan included closing fabrication shops in Newark, Delaware and Rancocas, New Jersey and moving these operations to a more efficient and geographically centered facility in Bristol, Pennsylvania. Additionally, the Company closed a fabrication shop at Elkston, Maryland. The production from the Maryland facility, which was principally elevated water tanks, will be provided by the Company's Newnan, Georgia plant. (The facilities located in Delaware, New Jersey, Pennsylvania and Maryland were all leased facilities.) The Company is selling real estate that is not being utilized in Mississauga, Canada, and is also discontinuing certain product lines that are no longer profitable.

          As part of the restructuring plan the Company separately reviewed the operations of San Luis for impairment indicators as actual operating and cash flow results were less than projections for Fiscal 1998, the principals in management, from whom the original business was purchased, left the employment of the company in early fiscal 1998, San Luis reputation in the industry had deteriorated and the business name was dissolved into Matrix Service Company. The operating income and cash flows from this business unit were not historically negative; however, there are significant concerns that future operations may not be positive. Based on these potential impairment indicators, an estimate of the undiscounted cash flows of the San Luis operations was made. This estimate indicated impairment and, as a result, the entire amount of the goodwill related to San Luis was written off.

          Additionally, in evaluating the Company's Mayflower vapor seal operations, the operating income and cash flows from this business unit indicated that positive amounts were not attainable. Therefore, the businesses will be completely abandoned, the goodwill written-off, and impaired assets abandoned or sold at their net realizable value. The operating results of Mayflower have not been significant to the Company's operations

          Employee termination costs associated with the reorganization and termination of all employees of Midwest and Mayflower were recognized and paid during fiscal 1998.

          Other reorganization costs include the cost of travel related expenses for reorganization teams which proposed, planned and carried out the Company's restructuring plans, cost of a failed merger with ITEQ, Inc. and equipment moving.

          Matrix recorded a restructuring, impairment and abandonment charge of $21.0 million. Included in this amount were costs for combining operations, eliminating duplications, write-off of goodwill related to product lines exited, and abandonment and disposal of nonproducing assets of $19.8 million and benefit and other costs of $1.2 million. See Note 3 to the Consolidated Financial Statements.

Fiscal Year Ended May 31, 1998 - Midwest Industrial Contractors, Inc.

          After an extensive analysis of the market and an evaluation of Midwest Industrial Contractors, Inc. (Midwest) ability to compete in that market, Management made the decision to terminate the operations of Midwest effective February 28. Additionally, the decision was made to exit the market for structural work on FCCU's and refractory linings for hydrocarbon processing vessels, which is substantially the revenue base for Midwest.

          Revenue for Midwest was $10.6 million in fiscal 1998 as compared with $16.5 million for the full year ending May 31, 1997 or a decrease of $5.9 million or 35.8%.

          Gross profit for Midwest in fiscal 1998 resulted in a loss of $1.9 million as compared to a break-even position from the year ending May 31, 1997. These losses resulted from cost overruns on jobs.

Fiscal Year Ended May 31, 1997 - Midwest Industrial Contractors, Inc.

          Revenue for Midwest was $16.5 million for the year ending May 31, 1997 compared with $18.2 million for the year ending May 31, 1995 or a decrease of $1.7 million or 9.3%.

          Gross profit for Midwest was unchanged at a break-even level for years ending May 31, 1997 and May 31, 1996.

          Selling, general and administrative expenses for Midwest were unchanged at $1.4 million for the year ending May 31, 1997 as compared to the year ending May 31, 1996.

          Operating losses for Midwest were unchanged for a loss of $1.8 million for years ending May 31, 1997 and May 31, 1996. While Midwest's operating results for the 1997 fiscal year were not improved, they did not deteriorate. Management believes that the low gross profit margin in fiscal 1997 resulted primarily from "too aggressive" bid pricing practices and to a lessor extent from ineffective management of the work in the field. Both of these factors had a negative influence on the operating results for the two previous years. Pricing pressures still exist; however, Matrix Management believes that with the experience gained, over the last one to two years by the new Midwest Management, that Midwest should produce improved "bid" pricing and in turn improved operating results.

          Net loss for Midwest was substantially unchanged at $1.3 million for the year ending May 31, 1997 compared with a loss of $1.2 million for the year ending May 31, 1996. However, based upon budget projections for Midwest, management believed that future cash flows would be positive and that no impairment of the assets existed.

Fiscal Year Ended May 31, 1996 - Midwest Industrial Contractors, Inc.

          Revenues for Midwest was $18.2 million for the year ending May 31, 1996 as compared with $36.6 million for the year ending May 31, 1995 or a decrease of $18.4 million or 50.3%. This decrease was due principally as a result of several key employees of Midwest leaving on June 1, 1995, the first day of the fiscal year 1996. These employees joined with a former Midwest employee in a competing business and interfered with Midwest business relationships.

          Gross profit for Midwest decreased to a break-even level for the year ending May 31,1996 from gross profit of $3.3 million for the year ending May 31, 1995, a decrease of $3.3 million. The departure of the key employees of Midwest affected the gross profit in two ways. First, the market which Midwest participates was divided by the new competitor thus reducing the volume of revenues. Second, Midwest was forced to bid and perform work with people who did not possess the experience level that was necessary for the efficient and successful completion of work.

          Selling, general and administrative expenses for Midwest increased to $1.4 million for the year ending May 31, 1996 compared with $1.1 million for the period ending May 31, 1995, an increase of $0.3 million. The increase was principally legal costs and increased sales promotional expenses.

          Operating loss for Midwest for the year ending May 31, 1996 was $1.8 million compared to an operating profit of $2.2 million for the year ending May 31, 1995 or a decrease of $4.0 million. The decrease resulted from the decrease in gross profit and an increase in selling, general and administrative expenses.

          Net loss for Midwest for the year ending May 31, 1996 was $1.2 million as compared to $1.2 million net profit for the year ending May 31, 1995 or a decrease of $2.4 million. Although Midwest's performance was strong in 1995, the Company had a net loss of $0.2 million as a result of a weaker performance in the construction and tank maintenance and repair operations.

          Management believes that the significant downturn at Midwest in 1996 was completely attributable to the change in personnel. Since everyone in the senior management was new in their positions in 1996 and since budget projections for Midwest on an ongoing basis was positive, management believed that future cash flows would be positive and that no impairment of assets existed.

Fiscal Year Ended May 31, 1995 - Midwest Industrial Contractors, Inc.

          Revenues of Midwest Industrial Contractors, Inc. (Midwest) for the year ending May 31, 1995 was $36.6 million as compared with $22.7 million for the year ending May 31, 1994 or an increase of $13.9 million or 61.2%. Gross profit for Midwest for the year ending May 31, 1995 was $3.3 million as compared with $2.0 for the year ending May 31, 1994 or an increase of $1.3 million.

          Operating profit and net income for Midwest for the year ending May 31, 1995 was $2.2 million and $1.2 million respectively as compared with the year ending May 31, 1994 of $0.9 million and $0.6 million. On June 1, 1995, several key management employees left and joined with a former Midwest employee in a competing business. However, based upon other management personnel still in place and based upon these positive results, management believed that no impairment issues existed.

Liquidity and Capital Resources

          The Company's cash and cash equivalents totaled approximately $2.6 million at May 31, 1998 and $1.9 million at May 31, 1997.

          The Company has financed its operations recently with cash generated by operations and advances under the Company's credit facility. The Company has a credit facility with a commercial bank under which the

Company may borrow a total of $30.0 million. The Company may borrow up to $20.0 million under a revolving credit agreement based on the level of the Company's eligible receivables. The agreement provides for interest at a Prime Rate or a LIBOR based option, and matures on October 31, 1999. At May 31, 1998, the outstanding advances under the revolver totaled $5.5 million. The interest rate for this facility at May 31, 1998 was 6.8%. The credit facility also provides for a term loan up to $10.0 million. On March 2, 1998, a term loan of $10.0 million was made to the Company. The term loan is due on February 28, 2003 and is to be repaid in 60 equal payments beginning in March 1998 at an interest rate based upon the Prime Rate or a LIBOR Option. At May 31, 1998 the balance outstanding on this facility was $9.5 million. In conjunction with this note on March 1, 1998, the Company entered into an Interest Rate Swap Agreement with a commercial bank, effectively providing a fixed interest rate of 7.5% for the five-year period of the term loan.

          Operations of the Company provided $2.2 million of cash for the year ended May 31, 1998 as compared with providing $6.2 million of cash for the year ended May 31, 1997, a decrease of approximately $4.0 million. The decrease was due primarily to a reduction in accounts payable and accrued liabilities.

          Capital expenditures during the year ended May 31, 1998 totaled approximately $2.6 million. Of this amount, approximately $604 thousand was used to purchase trucks for field operations, and approximately $1.2 million was used to purchase welding, construction, and fabrication equipment. The Company invested approximately $392 thousand in furniture and fixtures during the year, which includes approximately $263 thousand invested in computer equipment for operations and automated drafting. The Company has currently budgeted approximately $5.2 million for capital expenditures for fiscal 1999. The Company expects to be able to finance these expenditures with working capital and borrowings under the Company's credit facility.

          The Company believes that its existing funds, amounts available from borrowings under its existing credit facility, and cash generated by operations will be sufficient to meet the Company's working capital needs at least through fiscal 1999 and possibly thereafter unless significant expansions of operations not now planned are undertaken, in which case the Company would arrange additional financing as a part of any such expansion. The Company also believes that cash flows from operations will be enhanced after the restructuring discussed under the caption "Exited And Restructured Operations", as the operating losses generated by Midwest will be eliminated and the expected efficiencies gained from the cost reductions and duplicate facility eliminations should improve operating cash flows.

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

          All critical systems over which Matrix has control are planned to be compliant and tested before year 2000. However, Matrix has identified the possibility of service disruptions due to non-compliance by third parties as the area equating to the most reasonably likely worst case scenario. For example, power failures and telecommunication outages would cause service interruptions. It is not possible to quantify the possible financial impact if this most reasonably likely worst case scenario were to come to fruition.

          The preceding discussion contains forward-looking statements including, without limitation, statements relating to Matrix's plans, strategies, objectives, expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements contained in the year 2000 update are based on certain assumptions which may vary from actual results. Specifically, the dates on which Matrix believes the year 2000 project will be completed and computer systems will be implemented are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the year 2000 project. Other specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the year 2000 problem, resulting in large part from the uncertainty of the year 2000 readiness of third parties, Matrix cannot ensure its ability to timely and cost effectively resolve problems associated with the year 2000 issue that may affect its operations and business, or expose it to third-party liability.

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1 and 2 Financial Statements of the Company

            Report of Independent Auditors                                            1

            Consolidated Balance Sheets as of May 31, 1998 and 1997.                  2

            Consolidated Statements of Operations for the years ended May 31,         4
              1998, 1997 and 1996.

            Consolidated Statements of Changes in Stockholders" Equity for the        6
              years ended May 31, 1998, 1997 and 1996.

            Consolidated Statements of Cash Flows for the years ended May 31,         7
              1998, 1997 and 1996.

            Notes to Consolidated Financial Statements                                9

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

    *   11.1     Computation of Per Share Earnings.

    *   21.1     Subsidiaries of Matrix Service Company.

    *   23.1     Consent of Ernst & Young LLP.

    *   27.1     Financial Data Schedule

_____________

*    Filed herewith.

+    Management Contract or Compensatory Plan.

(b)  Reports on Form 8-K:  None

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Matrix Service Company has duly caused this amended to report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Matrix Service Company


Date: August 23, 1999               By: /s/ Bradley S. Vetal
                                        ----------------------
                                            Bradley S. Vetal, President

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


                                                               Ernst & Young LLP

Tulsa, Oklahoma
August 14, 1998

                            Matrix Service Company

                          Consolidated Balance Sheets

                                                               May 31
                                                       1998              1997
                                                     ---------------------------
                                                            (In Thousands)
Assets
Current assets:
 Cash and cash equivalents                           $  2,606           $  1,877
 Accounts receivable                                   37,165             37,745
 Costs and estimated earnings in excess of
   billings on uncompleted contracts                   15,340             11,349
 Inventories                                            6,352              4,989
 Income tax receivable                                  5,279                317
 Deferred income taxes                                  3,252              1,021
 Prepaid expenses                                         524                456
                                                     ---------------------------
Total current assets                                   70,518             57,754


Property, plant and equipment, at cost:
 Land and buildings                                    16,481             15,097
 Construction equipment                                24,092             24,444
 Transportation equipment                               6,108              5,504
 Furniture and fixtures                                 3,315              3,164
 Construction in progress                                 973              2,614
                                                     ---------------------------
                                                       50,969             50,823
 Accumulated depreciation                              22,533             20,861
                                                     ---------------------------
                                                       28,436             29,962

Goodwill, net of accumulated amortization
 of $1,595 and $4,894 in 1998 and 1997,
 Respectively                                          13,217             28,721

Other assets                                              570                435
                                                     ---------------------------
Total assets                                         $112,741           $116,872
                                                     ===========================

                            Matrix Service Company

                                                                          May 31
                                                                 1998                1997
                                                               ----------------------------
                                                                    (In Thousands)
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                              $ 12,250            $ 12,738
 Billings on uncompleted contracts in excess
   of costs and estimated earnings                                7,612               6,325
 Accrued insurance                                                2,369               3,308
 Earnout payable                                                    884               2,400
 Other accrued expenses                                           4,214               3,275
 Current portion of long-term debt                                2,105               1,495
                                                               ----------------------------
Total current liabilities                                        29,434              29,541


Long-term debt                                                   13,106               6,362


Deferred income taxes                                             4,949               4,757


Stockholders' equity:
 Common stock - $.01 par value; 15,000,000
   shares authorized; 9,600,232 and 9,491,153
   shares issued in 1998 and 1997, respectively                      96                  95
 Additional paid-in capital                                      51,458              50,903
 Retained earnings                                               14,221              26,269
 Cumulative translation adjustment                                 (523)               (145)
                                                               ----------------------------
                                                                 65,252              77,122
 Less treasury stock, at cost - 115,228 shares
   in 1997                                                            -                 910
                                                               ----------------------------
Total stockholders' equity                                       65,252              76,212
                                                               ----------------------------
Total liabilities and stockholders' equity                     $112,741            $116,872
                                                               ============================

See accompanying notes.

                            Matrix Service Company

                     Consolidated Statements of Operations

                                                                              Year ended May 31
                                                                1998                 1997                 1996
                                                             ----------------------------------------------------
                                                                        (In thousands, except share
                                                                           and per share amounts)
Revenues                                                     $  225,428          $  183,144            $  183,725
Cost of revenues                                                206,839             165,704               167,107
                                                             ----------------------------------------------------
Gross profit                                                     18,589              17,440                16,618
Selling, general and administrative expenses                     12,947              11,080                10,784
Goodwill and noncompete amortization                                977                 864                 1,115
Restructuring costs                                              20,956                   -                     -
                                                             ----------------------------------------------------
Operating income (loss)                                         (16,291)              5,496                 4,719

Other income (expense):
 Interest expense                                                (1,275)               (536)                 (815)
 Interest income                                                    267                 164                   411
 Other                                                              (54)                (10)                   83
                                                             ----------------------------------------------------
Income (loss) from operations
 before income taxes                                            (17,353)              5,114                 4,398

Provision (benefit) for federal, state and
 foreign income taxes:
   Current                                                       (3,676)              2,486                 1,683
   Deferred                                                      (2,039)               (356)                  266
                                                             ----------------------------------------------------
                                                                 (5,715)              2,130                 1,949
                                                             ----------------------------------------------------
Net income (loss)                                            $  (11,638)         $    2,984            $    2,449
                                                             ====================================================

Basic earnings (loss) per common share                       $    (1.22)         $      .32            $      .26
                                                             ====================================================

Diluted earnings (loss) per common share                     $    (1.22)         $      .31            $      .26
                                                             ====================================================

Weight average common shares
 outstanding:
   Basic                                                      9,545,979           9,330,246             9,291,630
  Diluted                                                     9,545,979           9,698,659             9,507,425

See accompanying notes.

                            Matrix Service Company

          Consolidated Statements of Changes in Stockholders' Equity


                                                           Additional                                Cumulative
                                                 Common      Paid-In      Retained      Treasury    Translation
                                                  Stock      Capital      Earnings       Stock       Adjustment     Total
                                                 --------------------------------------------------------------------------
                                                                            (In Thousands)
Balances, May 31, 1995                           $   95    $  51,188      $ 21,464      $ (1,826)   $     (101)    $ 70,820
  Exercise of stock options (36,408 shares)           -            -          (296)          328             -           32
  Tax effect of exercised stock options               -         (261)            -             -             -         (261)
  Translation adjustment                              -            -             -             -            (6)          (6)
  Net income                                          -            -         2,449             -             -        2,449
                                                 --------------------------------------------------------------------------
Balances, May 31, 1996                               95       50,927        23,617        (1,498)         (107)      73,034
  Exercise of stock options (62,239 shares)           -            -          (332)          588             -          256
  Tax effect of exercised stock options               -          (24)            -             -             -          (24)
  Translation adjustment                              -            -             -             -           (38)         (38)
  Net income                                          -            -         2,984             -             -        2,984
                                                 --------------------------------------------------------------------------
Balances, May 31, 1997                               95       50,903        26,269          (910)         (145)      76,212
  Exercise of stock options (224,307 shares)          1          555          (410)          910             -        1,056
  Translation adjustment                              -            -             -             -          (378)        (378)
  Net loss                                            -            -       (11,638)            -             -      (11,638)
                                                 --------------------------------------------------------------------------
Balances, May 31, 1998                           $   96    $  51,458      $ 14,221      $      -    $     (523)    $ 65,252
                                                 ==========================================================================

See accompanying notes.

                            Matrix Service Company

                     Consolidated Statements of Cash Flows


                                                                          Year ended May 31
                                                                 1998           1997           1996
                                                               --------------------------------------
                                                                           (In Thousands)

Operating activities
Net income (loss)                                              $(11,638)       $ 2,984        $ 2,449
Adjustments to reconcile net income (loss)
to
  net cash provided by operating activities:
    Depreciation and amortization                                 5,134          5,365          5,851
    Deferred income tax provision                                (2,039)          (356)           266
(benefit)
    (Gain) loss on sale of equipment                                467            (70)           248
    Noncash write-off of restructuring                           19,772              -              -
 costs
    Changes in operating assets and
      liabilities increasing (decreasing)
      cash, net of effects of acquisitions:
        Accounts receivable                                       5,166         (8,540)        (2,257)
        Costs and estimated earnings
          in excess of billings on
          uncompleted contracts                                  (2,858)           773         (2,540)
        Inventories                                                (138)          (840)           566
        Prepaid expenses                                            (77)          (277)           247
        Accounts payable                                         (3,486)         3,281         (1,746)
        Billings on uncompleted
          contracts in excess of costs
          and estimated earnings                                    473          1,972             40
        Accrued expenses                                         (2,484)         1,203          3,632
        Income taxes receivable/payable                          (4,544)           699          2,846
        Other                                                      (797)           (15)            11
                                                               --------------------------------------
Net cash provided by operating activities                         2,951          6,179          9,613

Investing activities
Acquisition of property, plant and equipment                     (2,577)        (5,802)        (3,410)
Acquisitions and investment in foreign joint
 venture, net of cash acquired                                   (5,068)        (2,353)        (1,931)
Return of investment in foreign joint venture                         -            200              -
Proceeds from other investing activities                            652            155            116
                                                               --------------------------------------
Net cash used in investing activities                            (6,993)        (7,800)        (5,225)

                            Matrix Service Company

                                                                 Year ended May 31
                                                       1998            1997           1996
                                                     ---------------------------------------
                                                                  (In Thousands)
Financing activities
Issuance of common stock                             $  1,056       $    256         $    32
Advances under bank credit agreement                   11,750          7,000           7,500
Repayments of bank credit agreement                    (4,200)        (4,000)         (9,500)
Repayment of other notes                               (3,652)        (1,089)         (1,089)
Repayment of acquisition note                            (459)          (529)         (1,409)
Issuance of acquisition note                              250              -               -
Issuance of equipment lease                                 -             22              50
Issuance of equipment notes                                40              -               -
Repayments of equipment notes                               -            (23)            (54)
                                                     ---------------------------------------
Net cash provided by (used in)
  Financing activities                                  4,785          1,637          (4,470)
Effect of exchange rate changes on cash                   (14)           (38)              5
                                                     ---------------------------------------
Net increase (decrease) in cash and cash
  equivalents                                             729            (22)            (77)
Cash and cash equivalents, beginning  of year           1,877          1,899           1,976
                                                     ---------------------------------------
Cash and cash equivalents, end of year               $  2,606       $  1,877         $ 1,899
                                                     =======================================

Supplemental disclosure of cash
  flow
  information:
    Cash paid during the period for:
      Income taxes                                   $  1,064       $  1,706         $ 1,777
      Interest                                          1,275            545             823


See accompanying notes.

                            Matrix Service Company

                  Notes to Consolidated Financial Statements

                          May 31, 1998, 1997 and 1996

1. Summary of Significant Accounting Policies

Organization and Basis of Presentation

The consolidated financial statements present the accounts of Matrix Service Company ("MSC") and its subsidiaries (collectively referred to as the "Company"). Subsidiary companies include Matrix Service, Inc., ("Matrix"), Midwest Industrial Contractors, Inc. ("Midwest"), Matrix Service Mid-Continent, Petrotank Equipment, Inc. ("Petrotank"), Tank Supply, Inc., San Luis Tank Piping Construction Co., Inc. ("San Luis"), Colt Construction Co. ("Colt"), General Services Corporation ("GSC"), Heath Engineering Ltd. ("Heath"), and Brown Steel Contractors, Inc. ("Brown"). GSC was purchased in the current period, see Note 2, and Midwest was exited, see Note 3. Intercompany transactions and balances have been eliminated in consolidation.

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

                            Matrix Service Company

1. Summary of Significant Accounting Policies (continued)

Depreciation and Amortization

Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets. Goodwill and noncompete agreements are being amortized over 40 and 3 to 5 years, respectively, using the straight-line method.

Impairment of Long-Lived Assets

The Company reviews long-lived assets and intangible assets, including goodwill, for impairment periodically whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

                            Matrix Service Company

1.   Summary of Significant Accounting Policies (continued)

Stock Option Plans

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed in Note 7, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

                            Matrix Service Company

3.   Restructuring Costs

During the third quarter of fiscal year 1998, the board of directors approved a plan whereby the Company would exit the operations of Midwest and discontinue to operate in the markets that Midwest has historically participated. The Company is in the process of completing all open contracts and disposing of all assets. The Company will abandon this business entirely. The operating activities of Midwest, previously reflected as Discontinued Operations, are reflected herein as Continuing Operations. During the three years ended in fiscal 1998, 1997 and 1996, Midwest had operating losses of $3.4 million, $1.8 million and $1.8 million respectively.

Also during the third quarter of 1998, the Company adopted a board of directors approved plan to restructure operations to reduce costs, eliminate duplication of facilities and improve efficiencies. The plan included closing fabrication shops in Newark, Delaware and Rancocas, New Jersey and moving these operations to a more efficient and geographically centered facility in Bristol, Pennsylvania. Additionally, the Company closed a fabrication shop at Elkston, Maryland. The production from the Maryland facility, which was principally elevated water tanks, will be provided by the Company's Newnan, Georgia plant. (The facilities located in Delaware, New Jersey, Pennsylvania and Maryland were all leased facilities.) The Company is selling real estate that is not being utilized in Mississauga, Canada, and is also discontinuing certain product lines that are no longer profitable.

As part of the restructuring plan the Company separately reviewed the operations of San Luis for impairment indicators as actual operating and cash flow results were less than projections for Fiscal 1998, the principals in management, from whom the original business was purchased, left the employment of the company in early fiscal 1998, San Luis reputation in the industry had deteriorated and the business name was dissolved into Matrix Service Company. The operating income and cash flows from this business unit were not historically negative; however, there are significant concerns that future operations may not be positive. Based on these potential impairment indicators, an estimate of the undiscounted cash flows of the San Luis operations was made. This estimate indicated impairment and, as a result, the entire amount of the goodwill related to San Luis was written off.

Additionally, in evaluating the Company's Mayflower vapor seal operations, the operating income and cash flows from this business unit indicated that positive amounts were not attainable. Therefore, the businesses will be completely abandoned, the goodwill written-off, and impaired assets abandoned or sold at their net realizable value. The operating results of Mayflower have not been significant to the Company's operations.

                            Matrix Service Company

3.   Restructuring Costs (continued)

Employee termination costs associated with the reorganization and termination of all employees of Midwest and Mayflower were recognized and paid during fiscal 1998.

Other reorganization costs include the cost of travel related expenses for reorganization teams which proposed, planned and carried out the Company's restructuring plans, cost of a failed merger with ITEQ, Inc. and equipment moving.

As a result of these restructuring and closing operations, the Company recorded the following charges:

                                                  (In thousands)
                                                  --------------
     Impairment:
        Midwest Goodwill                          $       14,555
        San Luis Goodwill                                  4,103
        Mayflower Goodwill                                   466
        Asset Impairment                                     648
     Employee Termination                                    386
     Other Reorganization Costs                              798
                                                  --------------
                                                  $       20,956
                                                  ==============

                            Matrix Service Company

4.   Uncompleted Contracts

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

                                                                    May 31
                                                            1998               1997
                                                       --------------------------------
                                                                (In Thousands)
       Costs incurred and estimated earnings
        recognized on uncompleted contracts            $    207,229        $    109,770
       Billings on uncompleted contracts                    199,501             104,746
                                                       --------------------------------
                                                       $      7,728        $      5,024
                                                       ================================
       Shown on balance sheet as:
        Costs and estimated earnings in excess
          of billings on uncompleted contracts         $     15,340        $     11,349
        Billings on uncompleted contracts in
          excess of costs and estimated earnings              7,612               6,325
                                                       --------------------------------
                                                       $      7,728        $      5,024
                                                       ================================

Approximately $4.0 million and $4.2 million of accounts receivable at May 31, 1998 and 1997, respectively, relate to billed retainages under contracts.

                            Matrix Service Company

5.   Long-Term Debt

Long-term debt consists of the following:

                                                        1998          1997
                                                    --------------------------
                                                         (In Thousands)
     Borrowings under bank credit facility:
      Revolving note                                $     5,500   $      5,000
      Term note                                           9,500          2,450

     Other                                                  211            407
                                                    --------------------------
                                                         15,211          7,857
     Less current portion                                 2,105          1,495
                                                    --------------------------
                                                    $    13,106   $      6,362
                                                    ==========================

On March 1, 1998, the Company and a commercial bank entered into an amendment to a credit facility agreement originally established in 1994, whereby the Company may borrow a total of $30 million. The amended agreement provides for a $20 million revolving credit facility based on the level of the Company's eligible receivables. The agreement provides for an interest rate based on a prime or LIBOR option and matures on October 31, 1999. The credit facility also provides for a $10 million term loan, due February 29, 2003, payable in 60 equal payments beginning in March 1998. The interest rates for the revolver and the term loan at May 31, 1998 were 6.8% and 7.5%, respectively. The agreement requires maintenance of certain financial ratios, limits the amount of additional borrowings and prohibits the payment of dividends. The credit facility is secured by all accounts receivable, inventory, intangibles, and proceeds related thereto.

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

                            Matrix Service Company

5.   Long-Term Debt (continued)

The Company has outstanding letters of credit and letters of guarantee totaling $3,513,008 which mature during 1998 and 1999.

Aggregate maturities of long-term debt for the years ending May 31 are as follows (in thousands), for each fiscal year: 1999 - $2,105; 2000 - $7,589; 2001
- $2,021, 2002 - $2,000 and 2003 - $1,496.

The carrying value of debt approximates fair value.

6.   Income Taxes

The components of the provision (benefit) for income taxes are as follows:

                                   1998            1997           1996
                               ------------------------------------------
                                              (In Thousands)
     Current:
      Federal                  $     (2,760)   $     1,825    $     1,145
      State                            (961)           443            373
      Foreign                            45            218            165
                               ------------------------------------------
                                     (3,676)         2,486          1,683

     Deferred:
      Federal                        (1,963)          (121)           (21)
      State                             (13)          (180)           368
      Foreign                           (63)           (55)           (81)
                               ------------------------------------------
                                     (2,039)          (356)           266
                               ------------------------------------------
                               $     (5,715)   $     2,130    $     1,949
                               ==========================================

                            Matrix Service Company

6.   Income Taxes (continued)

The difference between the expected tax rate and the effective tax rate is indicated below:

                                            1998          1997          1996
                                       -----------------------------------------
                                                    (In Thousands)
    Expected provision for federal
      Income taxes at the statutory
      Rate                             $    (5,900)   $     1,739    $     1,495
    State income taxes, net of federal
      Benefit                                 (642)           290            257
    Charges without tax benefit,
      Primarily goodwill amortization           827            225            246
    Other                                        -           (124)           (49)
                                       -----------------------------------------
    Provision for income taxes         $    (5,715)   $     2,130    $     1,949
                                       =========================================

Significant components of the Company's deferred tax liabilities and assets as of May 31, 1998 and 1997 are as follows:

                                          1998            1997
                                       -------------------------
                                            (In Thousands)
    Deferred tax liabilities:
     Tax over book depreciation        $    4,878     $    4,713
     Other - net                               71             44
                                       -------------------------
    Total deferred tax liabilities          4,949          4,757
    Deferred tax assets:
     Foreign insurance dividend               275            275
     Vacation accrual                         239            205
     Noncompete amortization                  472            423
     Loss carryforward                      1,377              -
     Other - net                              889            118
                                       -------------------------
    Total deferred tax assets               3,252          1,021
                                       -------------------------
    Net deferred tax liability         $    1,697     $    3,736
                                       =========================

The Company has unused state job tax credit carryforwards of $267,000 at May 31, 1998.

                            Matrix Service Company

7.   Stockholders' Equity

The Company has adopted a 1990 Incentive Stock Option Plan (the "1990 Plan") and a 1991 Incentive Stock Option Plan (the "1991 Plan") to provide additional incentives for officers and other key employees of the Company. The Company has also adopted a 1995 Nonemployee Directors' Stock Option Plan (the "1995 Plan"). Under the 1990 and 1991 Plans, incentive and nonqualified stock options may be granted to the Company's key employees and nonqualified stock options may be granted to nonemployees who are elected for the first time as directors of the Company after January 1, 1991. Options generally become exercisable over a five-year period from the date of the grant. Under the 1995 Plan, qualified stock options are granted annually to nonemployee directors. Stock options granted under the 1995 Plan generally become exercisable over a two-year period from the date of the grant. Under each plan, options may be granted with durations of no more than ten years. The option price per share may not be less than the fair market value of the common stock at the time the option is granted. Shareholders have authorized an aggregate of 1,320,000, 900,000, and 250,000 options to be granted under the 1990, 1991, and 1995 Plans, respectively. Options exercisable total 803,211 and 681,279 at May 31, 1998 and 1997, respectively.

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

                            Matrix Service Company

7. Stockholders' Equity (continued)

The Statement's pro forma information from the options is as follows:

                                                                     1998              1997             1996
                                                                  ----------------------------------------------
                                                                                 (In Thousands)
     Net income (loss) before stock options                          $(11,638)         $2,984           $2,449

     Compensation expense from stock options
        1996 grant                                                        123             231               78
        1997 grant                                                         75              38                -
        1998 grant                                                        164               -                -
                                                                  ----------------------------------------------
     Net income (loss)                                               $(12,000)         $2,715           $2,371
                                                                  ==============================================

     Pro forma earnings (loss) per common share:
        Basic                                                        $  (1.26)         $  .29           $  .26
        Diluted                                                      $  (1.26)         $  .28           $  .25

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

                             Matrix Service Company

7. Stockholders' Equity (continued)

The following summary reflects option transactions for the past three years:

                                                               Shares             Option Price Per Share
                                                           -----------------------------------------------
     Shares under option:
      Balance at May 31, 1995                                    1,432,205        $    .67    -  $ 5.75
        Granted                                                    391,500            3.63    -    6.25
        Exercised                                                  (36,408)            .67    -    3.63
        Canceled                                                  (265,741)            .80    -    5.75
                                                           ---------------------------------------------
      Balance at May 31, 1996                                    1,521,556             .67    -    6.25
        Granted                                                    113,000            5.88    -   7.875
        Exercised                                                  (62,239)            .67    -    6.25
        Canceled                                                   (47,313)           3.63    -    6.25
                                                           ---------------------------------------------
      Balance at May 31, 1997                                    1,525,004        $    .67    -   7.875
        Granted                                                    530,500            6.75    -    8.00
        Exercised                                                 (224,307)            .67    -    6.25
        Canceled                                                  (170,540)          3.625    -    8.00
                                                           ---------------------------------------------
      Balance at May 31, 1998                                    1,660,657        $     67    -  $ 8.00
                                                           =============================================

8. Commitments

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

                             Matrix Service Company

9.  Other Financial Information (continued)

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

10. Employee Benefit Plan

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

11. Contingent Liabilities

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

                             Matrix Service Company

                      Quarterly Financial Data (Unaudited)


Summarized quarterly financial data are as follows:

                                                        First          Second          Third           Fourth
                      1998                             Quarter         Quarter        Quarter         Quarter
--------------------------------------------------------------------------------------------------------------
                                                            (In Thousands except per share amounts)
Revenues                                                  49,519         62,017         55,449          58,443
Gross profit                                               4,742          5,142          3,298           5,407
Net income (loss)                                            769            953        (14,657)          1,297

Net income (loss) per common
 share data:
   Basic   - net income (loss)                               .09            .11          (1.55)            .13
   Diluted - net income (loss)                               .09            .11          (1.55)            .13

                      1997
------------------------------------------------

Revenues                                                  39,630         48,212         42,242          53,060
Gross profit                                               3,965          4,638          4,018           4,819
Net income                                                   632            954            644             754

Net income per common
 share data:
   Basic   - net income                                      .07            .10            .07             .08
   Diluted - net income                                      .07            .10            .07             .07

Note: The summarized quarterly financial data for both 1998 and 1997 has been restated from previously reported amounts in the Company's originally filed Form 10-K and quarterly reports on Form 10-Q for the third quarter of fiscal 1998 to reflect Midwest's operating activities as continuing operations. (See Note 3 to the accompanying financial statements)