Form 10-K
period 1999-05-31
MATRIX SERVICE CO
filed 1999-08-27
CIK 866273

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)



[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended May 31, 1999.

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


            For the transition period from _________  to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X     No ______
                                          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of the registrant's common stock (based upon the August 25, 1999 closing sale price of the common stock as reported by the NASDAQ National Market System) held by non-affiliates as of August 25, 1999 was approximately $36,920,557.

The number of shares of the registrant's common stock outstanding as of August 25, 1999 was 8,950,438 shares.

                      Documents Incorporated by Reference

Certain sections of the registrant's definitive proxy statement relating to the registrant's 1999 annual meeting of stockholders, which definitive proxy statement will be filed within 120 days of the end of the registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.

                               TABLE OF CONTENTS

                                    Part I

                                                                           Page
                                                                           ----

Item 1.    Business........................................................  1

Item 2.    Properties...................................................... 11

Item 3.    Legal Proceedings............................................... 11

Item 4.    Submission of Matters to a Vote of Security Holders............. 12


                                    Part II


Item 5.    Market for the Registrant's Common Equity and
           Related Stockholder Matters..................................... 12

Item 6.    Selected Financial Data......................................... 13

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................... 13

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...... 22

Item 8.    Financial Statements and Supplementary Data..................... 23

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................ 48


                                   Part III


Item 10.   Directors and Executive Officers of the Registrant.............. 48

Item 11.   Executive Compensation.......................................... 48

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management.................................................. 48

Item 13.   Certain Relationships and Related Transactions.................. 48


                                    Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K..................................................... 49

                                    PART I


Item 1.  Business

BACKGROUND

Matrix Service Company (the "Company" or "Matrix") provides specialized on-site maintenance and construction services for petroleum refining and storage facilities for the private industry sector. Owners of these facilities use Matrix's services in an effort to improve operating efficiencies and to comply with stringent environmental and safety regulations. Through its subsidiaries Matrix Service, Inc. ("MSI"), Matrix Service Mid-Continent, Inc. ("Mid-Con"), and Matrix Service, Inc. - Canada ("Canada"), and through its South American branch, Matrix Service, Inc. - Venezuela ("Venezuela"), Matrix provides maintenance and construction services and related products for large aboveground storage tanks ("ASTs") holding petroleum, petrochemical and other products and piping systems located at petroleum refineries, and bulk storage terminals. Matrix also provides maintenance and construction services for industrial process plants and refineries. Matrix specializes in performing "turnarounds", which involve complex, time-sensitive maintenance of the critical operating units of a refinery and other in-plant maintenance. Matrix's fluid catalytic cracking unit ("FCCU") services that were performed by its subsidiary, Midwest Industrial Contractors, Inc. ("Midwest") were exited in the third quarter of fiscal 1998. Matrix's Municipal Water Services that were performed by its subsidiaries San Luis Tank Piping & Construction Company, Inc. ("SLT") and an affiliated company, and Brown Steel Contractors, Inc. ("Brown") and affiliated companies are in the process of being exited.

Matrix was incorporated in Delaware in 1989 to become a holding company for MSI, which was incorporated in Oklahoma in 1984, and Mid-Con, which was incorporated in Oklahoma in 1985. In October 1990, Matrix acquired through a subsidiary substantially all of the assets and operations of Midwest. In June 1991, Matrix acquired SLT. In December 1992, Matrix acquired through a subsidiary substantially all of the assets and operations of Colt Construction Company ("Colt"). In June 1993, Matrix acquired substantially all of the assets and assumed certain liabilities of Heath Engineering Ltd. which has subsequently become Canada. In April 1994, Matrix acquired Brown. In August 1994, the Company acquired certain assets of Mayflower Vapor Seal Corporation ("Mayflower"). In June 1997, Matrix acquired General Service Corporation ("GSC") and affiliated companies. GSC provides services and products similar to those provided by Matrix and operates primarily in the Northeast part of the United States, with products sales to U.S. and foreign customers. In September, 1998, Matrix formed Venezuela to perform AST services in South America. In June 1999, Matrix merged Colt and GSC into its existing subsidiary structure.

On December 16, 1997, the Company and ITEQ, Inc. ("ITEQ") entered into a Plan and Agreement of Merger whereby ITEQ agreed to acquire the Company. On January 19, 1998 the Company and ITEQ mutually agreed to terminate the Plan and Agreement of Merger, due to unanticipated difficulties in connection with the expected integration of personnel from divergent corporate cultures.

During the third quarter of fiscal year 1998, the board of directors approved a plan whereby Matrix would exit the operations of Midwest and terminate operations in the markets that Midwest had historically participated. Matrix completed all open contracts and disposed of all assets of Midwest. For each of the fiscal years ended 1998 and 1997, Midwest had operating losses of $3.4 million and $1.8 million respectively.

Also during the third quarter of fiscal 1998, Matrix adopted a board of directors approved plan to restructure operations to reduce costs, eliminate duplication of facilities and improve efficiencies. The plan included closing fabrication shops in Newark, Delaware and Rancocas, New Jersey and moving these operations to a more efficient and geographically centered facility in Bristol, Pennsylvania. Additionally, the Company closed a fabrication shop at Elkston, Maryland. The production from the Maryland facility, which was principally elevated water tanks, was to be provided by the Company's Newnan, Georgia plant. (The facilities located in Delaware, New Jersey, Pennsylvania and Maryland were all leased facilities.) Matrix sold real estate that was not being utilized in Mississauga, Canada, and terminated the business of certain product lines that were no longer profitable.

As part of a periodic review of long-lived assets, Matrix separately reviewed the operations of SLT for impairment indicators as actual operating and cash flow results were less than projections for Fiscal 1998, the principals in management, from whom the original business was purchased, left the employment of the company in early fiscal 1998, SLT reputation in the industry had deteriorated and the business name was dissolved into Matrix. The operating income and cash flows from this business unit were not historically negative; however, there were significant concerns that future operations may not be positive. Based on these potential impairment indicators, an estimate of the undiscounted cash flows of the SLT operations was made. This estimate indicated impairment and, as a result, the entire amount of the goodwill related to SLT was written off.

Additionally, in evaluating Matrix's Mayflower operations, the operating income and cash flows from this business unit indicated that positive amounts were not attainable. Therefore, the businesses was completely abandoned, the goodwill written-off, and impaired assets abandoned or sold at their net realizable value. The operating results of Mayflower were not significant to Matrix's operations.

Employee termination costs associated with the reorganization and termination of all employees of Midwest and Mayflower were recognized and paid during fiscal 1998.

Other reorganization costs include the cost of travel related expenses for reorganization teams which proposed, planned and carried out the Company's restructuring plans, cost of the failed merger with ITEQ and equipment moving.

On March 24, 1999 Matrix entered into a Letter of Intent with Caldwell Tanks, Inc. for the sale of Brown, a subsidiary acquired in 1994. In April 1999, the board of directors approved the transaction and a Stock Purchase Agreement was executed on June 9, 1999. Based upon certain environmental concerns (See Item 1
- Business - Environmental), however, the structure of this transaction is being renegotiated as an asset sale with Matrix retaining temporary ownership of the land and buildings until environmental remediation is completed.

Also, in May 1999 senior management approved and committed Matrix to an exit plan related to the SLT operations which were acquired in 1992. The exit plan specifically identified all significant actions to be taken to complete the exit plan, listed the activities that would not be continued, and outlined the methods to be employed for the disposition, with an expected completion date of March 2000. Management obtained board approval and immediately began development of a communication plan to the impacted employees under the Workers Adjustment and Retraining Notification Act ("WARN Act").

In June 1999, notices were given as required under the WARN Act and Matrix announced that it would also pursue potential opportunities to sell SLT and West Coast Industrial Coatings, Inc., an affiliated Company.

As a result of these restructuring, abandonment and impairment operations, Matrix recorded charges of $9.8 million and $21.0 million in 1999 and 1998 respectively. (See Note 3 to the Consolidated Financial Statements).

Unless the context otherwise requires, all references herein to the Company include Matrix Service Company and its subsidiaries. The Company's principal executive offices are located at 10701 East Ute Street, Tulsa, Oklahoma 74116, and its telephone number at such address is (918) 838-8822.

ABOVEGROUND STORAGE TANK  (AST) OPERATIONS

The Company's AST Operations include maintenance, repair, design and construction of AST's. The repair and construction of these tanks incorporate devices that meet current federal and state air and water quality guidelines. These devices include secondary tank bottoms for containment of leaks, primary and secondary seals for floating roof tanks that reduce evaporation loss from the tank and water intrusion into the tank and many other fittings unique to the tank industry. The floating roof seals are marketed under the Company's Flex-A-SealO and Flex-A-SpanO trade names. The Company also markets a patented roof drain swivel, the Flex-A-SwivelO used for floating roof drains that remove water from open-top floating roof tanks.

AST Market and Regulatory Background

In 1989, the American Petroleum Institute estimated that there were approximately 700,000 ASTs in the United States that stored crude oil, condensate, lube oils, distillates, gasolines and various other petroleum products. These tanks range in capacity from 26 barrels (42 gal/barrel) to in excess of 1,000,000 barrels. The Company's principal focus is maintaining, repairing, designing and constructing large ASTs, with capacities ranging from 250 barrels and larger. The Company believes, based on industry statistics, that there are over 120,000 of these large tanks currently in use, accounting for more than 70% of the domestic petroleum product storage capacity. These ASTs are used primarily by the refining, pipeline and marketing segments of the petroleum industry.

Historically, many AST owners limited capital expenditures on ASTs to new construction and periodic maintenance on an as-needed basis. Typically, these expenditures decreased during periods of depressed conditions in the petroleum and petrochemical industries, as AST owners sought to defer expenditures not immediately required for continued operations.

During recent years, many AST owners have taken a more proactive approach to tank maintenance and repair and protection of the environment. Much of this is driven by the fact that in 1989 it was estimated that over forty percent of the existing AST's were over twenty years old. The AST owners have come to rely on AST service companies to furnish the necessary modifications because they can provide technical expertise, experienced field labor trained in safe work habits, and materials and equipment that satisfy federal and state mandates. In addition, because of the recent consolidations and cut backs in the petroleum industry, the AST owners have fewer experienced personnel on staff and must rely on qualified service providers to assist them in meeting their goals.

A key factor driving new tank construction is a need to change the petroleum transportation infrastructure to meet increases in population in different areas of the country. As an example, there have been at least two projects that will increase product delivery from the Gulf Coast to El Paso, Tucson and Phoenix. The proposed Aspen project will provide the capability to move product from the Gulf Coast to Albuquerque and then to Salt Lake City.

In January 1991, the American Petroleum Institute ("API") adopted industry standards for the maintenance, inspection and repair of existing ASTs (API 653). The API standards provide the industry with uniform guidelines for the periodic inspection, maintenance and repair of ASTs. The Company believes that these standards have resulted, and will continue to result, in an increased level of AST maintenance and repair on the part of many AST owners.

AST Services and Products

The Company provides its customers with a comprehensive range of AST services and products as outlined below.

New Construction

The Company designs, fabricates and constructs new ASTs to both petroleum and industrial standards and customer specifications. These tanks range in capacity from approximately 50 barrels to 1,000,000 barrels and larger. Clients require new tanks in conjunction with expansion plans, replacement of old or damaged tanks, storage for additional product lines to meet environmental requirements, replacement of surface impoundments and changes in population.

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

Floating Roof and Seal Assemblies

Many ASTs are equipped with a floating roof and seal assembly. The floating roof is required by environmental regulations to minimize vapor emissions and reduce fire hazard. A floating roof also prevents losses of stored petroleum products. The seal spans the gap between the rim of the floating roof and the tank wall. The seal prevents vapor emissions from an AST by creating the tightest possible seal around the perimeter of the roof while still allowing movement of the roof and seal downward and upward with the level of stored product. In addition, the Company's seal system prevents substantially all rainwater from entering the tank. The Company's seals are manufactured from a variety of materials designed for compatibility with specific petroleum products. All of the seals installed by the Company may be installed while the tank is in service, which reduces tank owners' maintenance, cleaning and disposal costs.

Secondary Containment Systems

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

Manufacturing

The Company operates three "state-of-the-art" facilities located in Oklahoma, California, and Pennsylvania. The Company owns and operates a fabrication facility located on 13 acres at the Tulsa Port of Catoosa. The Company owns the building and equipment. This facility has the capacity to fabricate new tanks, new tank components and all maintenance, retrofit and repair parts including fixed roofs, floating roofs, seal assemblies, shell plate and tank appurtenances. The Tulsa Port has transportation service via railroad and Mississippi River barge facilities in addition to the interstate highway system, making it economical to transport heavy loads of raw material and fabricated steel. This facility is qualified to perform services on equipment that requires American Society of Mechanical Engineer Code Stamps ("ASME codes"). The Company leases one fabrication facility in California. The Company rents the real estate and owns the equipment in the leased facility in California. The Pennsylvania facilities contain 91,824 square feet, which is leased. The Company owns the equipment which is used for the fabrication of new tanks and tank components.

PLANT SERVICES OPERATIONS

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

Plant Services Market Overview

The domestic petroleum refining industry presently consists of approximately 161 operating refineries. To ensure the operability, environmental compliance, efficiency and safety of their plants, refiners must maintain, repair or replace process equipment, operating machinery and piping systems on a regular basis. Major maintenance and capital projects require the shutdown of an operating unit, or in some cases, the entire refinery. In addition to routine maintenance, numerous repair and capital improvement projects are undertaken during a turnaround. Depending on the type, utilization rate, and operating efficiency of a refinery, turnarounds of a refinery unit typically occur at scheduled intervals ranging from six months to four years.

The U.S. refinery industry has undergone significant changes in the last 18 years. From 1981 to 1998 domestic refining capacity went from 18.6 million barrels per day to 16.4 million barrels per day. Many factors created this reduction in capacity including the importing of refined product, the need to close inefficient, uneconomic refining facilities and the changes in proximity of crude production to refining capacity. With these refinery closings and the domestic increase in demand for refined product, domestic refineries are operating at high utilization rates. Generally higher utilization rates mean more wear and tear on the processing units. With the consolidations and subsequent reductions in staff within the petroleum industry and the need for reliable maintenance either during the turn-around process or day to day maintenance, more reliance for performance is placed on service providers such as Matrix.

Matrix provides day to day maintenance including managing the maintenance force through reliability studies and other management tools. This continual effort to improve performance is in concert with the industry's desire to reduce operating cost. The day to day maintenance presence assists in the effort to obtain turn-around work when the refinery periodically shuts down for major repairs.

Plant Services

The Company's principal plant services include turnarounds for most refinery process units and complete construction and maintenance services. The Company performs unit turnarounds involving maintenance and modification of heat exchangers, heaters, vessels and piping.

Heat Exchanger Services

This service involves the removal, cleaning, testing, repairing and re-installing of the heat exchanger tube bundles. The Company owns specialized equipment to extract and reinstall heat exchangers at ground level and in aerial installations. In addition, Matrix has re-tubing equipment, hydraulic bolt-torquing equipment and specialized transport carriers for moving the heat exchangers throughout the facilities.

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

ASME Code Stamp Services. The Company is qualified to perform services on equipment that contains ASME codes. Many state agencies and insurance companies require that qualified ASME code installers perform services on ASME coded equipment. Many of the Company's competitors are not ASME code qualified, which forces them to subcontract portions of a project involving work with coded equipment.

Daily and Routine Supplemental Maintenance. The Company provides supplemental and routine daily maintenance services for operating refineries. Daily work crews at the refineries range in size from 60 to over 150 per refinery. The Company provides a wide range of supplemental services including equipment operations and complete daily maintenance services and repairs. Moreover, the pressure to reduce the overall cost of maintaining the refineries has initiated a trend of restructuring the daily and routine maintenance forces. Refineries are seeking outside supplemental maintenance forces with proven programs for increasing unit and equipment reliability, and a history of performing work safely. The Company has entered into two multi-year maintenance agreements. The Company believes there is a substantial market for a quality maintenance workforce that places an emphasis on safety and that can forge partnerships with refinery personnel to reduce maintenance expenses.

CONSTRUCTION SERVICES OPERATIONS

The Company is active in providing construction services focusing primarily on negotiated, turnkey, and design build contracts. Selected projects, however, are also completed on a competitive bid basis. Projects range from one million to thirty million dollars or more. The Construction Services division is especially well suited for clients who require bundled services. Projects requiring storage tanks, piping, and work and experience in dealing with and working around hazardous materials are ideal because the Company is able to self-perform this work. The Construction Services division has been successful in completing a variety of different projects including the design and construction of a new crude oil terminal, the cutdown and relocation of a large piece of process equipment for a sugar processing plant, the successful completion of a modification and expansion of production facilities for a silicon wafer producer, and the erection of tanks at several co-generation facilities.

OTHER

Elevated Tanks

In April 1994, as a result of the Company's efforts to expand its product base, the Company purchased Brown, which designs, fabricates and erects elevated tanks for water storage for municipalities and industrial customers. In March

1999, the Company signed a Letter of Intent to sell Brown to Caldwell Tanks, Inc. and will exit the elevated water tank segment.

OTHER BUSINESS MATTERS

Customers and Marketing

The Company derives a significant portion of its revenues from performing construction and maintenance services for the major integrated oil companies. In fiscal 1999, Arco represented more than 10% of the Company's consolidated revenues. In addition, Chevron accounted for more than 10% of the Company's fiscal 1999 revenues from its core continuing segments. If the merger between Amoco/BP and Arco is consummated, this will significantly increase the value of this customer to Matrix. The loss of any one of these major customers could have a material adverse effect on the Company. The Company also performs services for independent petroleum refining and marketing companies, architectural and engineering firms, food industry, general construction and for several major petrochemical companies. The Company enjoys many preferred provider relationships with clients wherein the work is released against a long-term service contract. The Company sold its products and services to approximately 535 customers during fiscal 1999.

The Company markets its services and products primarily through its marketing personnel, senior professional staff and its management. The marketing personnel concentrate on developing new customers and assist management and staff with existing customers. As previously stated, the Company enjoys many preferred provider relationships with clients that are awarded without competitive bid through long-term contract agreements. In addition, the Company competitively bids many projects. Maintenance projects have a duration of one week to several months depending on work scope. New tank projects have a duration of three months to more than a year.

Competition

The AST, Plant Services, and Construction Services divisions are highly fragmented and competition is intense within these industries. Major competitors in the AST Service division include Chicago Bridge & Iron Company, Pitt-Des Moines, Inc. and ITEQ as well as a number of smaller regional companies. Major competitors in the West Coast refinery service industry are Timec and a number of large engineering firms. Competition is based on, among other factors, work quality and timeliness of performance, safety and efficiency, availability of personnel and equipment, and price. The Company believes that its expertise and its reputation for providing safe and timely services allow it to compete effectively. Although many companies that are substantially larger than the Company have entered the market from time to time in competition with the Company, the Company believes that the level of expertise necessary to perform complicated, on-site maintenance and construction operations presents an entry barrier to these companies and other competitors with less experience than the Company.

Backlog

At May 31, 1999, the Company's AST Services, Plant Maintenance and Construction Services divisions had an estimated backlog of work under contracts believed to be firm of approximately $40.8 million, as compared with an estimated backlog of approximately $48.8 million as of May 31, 1998. Virtually all of the projects comprising this backlog are expected to be completed within fiscal year 1999. Because many of the Company's contracts are performed within short time periods after receipt of an order, the Company does not believe that the level of its backlog is a meaningful indicator of its sales activity.

Seasonality

The operating results of the Plant Services division may be subject to significant quarterly fluctuations, affected primarily by the timing of planned maintenance projects at customers' facilities. Generally, the Company's turnaround projects are undertaken in two primary periods-February through May and September through November-when refineries typically shut down certain operating units to make changes to adjust to seasonal shifts in product demand. As a result, the Company's quarterly operating results can fluctuate materially. In addition, the AST Services Division typically has a lower level of operating activity during the winter months and early into the new calendar year as many of the Company's customers' maintenance budgets have not been finalized.

Raw Material Sources and Availability

The only significant raw material that the Company purchases is steel which is used primarily in the AST Services Division for new tank construction and tank repair and maintenance activities. The Company purchases its steel from a number of suppliers located throughout the United States. In today's market environment, steel is readily available at attractive prices. However, the price and availability of steel historically has been volatile and there is no assurance that the current market conditions will remain unchanged in the future. Significantly higher steel prices or limited availability could have a negative impact on the Company's future operating performance.

Insurance

The Company maintains worker's compensation insurance, general liability insurance and auto liability insurance in the primary amount of $1.0 million, and an umbrella policy with coverage limits of $50.0 million in the aggregate. The Company also maintains policies to cover its equipment and other property with coverage limits of $60.2 million and policies for care, custody and control with coverage limits of $2.7 million in the aggregate. Most of the Company's policies provide for coverage on an occurrence basis, not a "claims made" basis. The Company's liability policies are subject to certain deductibles, none of which is higher than $250,000. The Company maintains a performance and payment bonding line of $50.00 million. The Company also maintains key-man insurance policies covering certain of its executive officers, and professional liability insurance.

Many of the Company's contracts require it to indemnify its customers for injury, damage or loss arising in connection with their projects, and provide for warranties of materials and workmanship. There can be no assurance that the Company's insurance coverage will protect it against the incurrence of loss as a result of such contractual obligations.

Employees

As of May 31, 1999, the Company employed 1,387 employees, of which 326 were employed in non-field positions and 1,061 in field or shop positions. Throughout fiscal year 1999, the Company employed a total of 2,204 employees in field or shop positions who worked on a project-by-project basis.

As of May 31, 1999, 220 of the 1,061 field or shop employees were covered by a collective bargaining agreement. The Company operates under two collective bargaining agreements through the Boilermakers Union - the NTL Agreement for Tank Construction Work and the Maintenance and Repair Agreement covering Tank Repair and Related Work. Both agreements provide the union employees with benefits including a Health and Welfare Plan, Pension Plan, National Annuity Trust, Apprenticeship Training, and a Wage and Subsistence Plan.

The Company has not experienced any significant strikes or work shortages and has maintained high-quality relations with its employees.

Patents and Proprietary Technology

The Company holds one patent in the United States and one in Canada under the Flex-A-Seal (R) trademark which covers a seal for floating roof storage tanks. The United States patent expires in August 2000 and the Canadian patent expires in September 2008. The Company also holds two United States and one United Kingdom patents under the Flex-A-Span (R) trademark which covers a peripheral seal for floating roof tank covers. The United States patents expire in August 2008 and October 2001 and the United Kingdom patent expires in May 2011. The Company holds a U.S. patent which covers its ThermoStor (R) diffuser system that receives, stores and dispenses both chilled and warm water in and from the same storage tank. The ThermoStor (R) patent expires in March 2010. The Company also holds a patent for a Floating Deck Support Apparatus (R) for aluminum roofs. This patent expires in January 2001. The Company has developed the RS 1000 Tank Mixer (R) which controls sludge build-up in crude oil tanks through resuspension. The RS 1000 Tank Mixer (R) patent expires in August 2012. The Company has designed and developed the Flex-A-Swivel (R), a swivel joint for floating roof drain systems. The United States Patent expires in March 2019. While the Company believes that the protection of its patents is important to its business, it does not believe that these patents are essential to the success of the Company.

Regulation

Various environmental protection laws have been enacted and amended during the past 30 years in response to public concern over the environment. The operations of the Company and its customers are subject to these evolving laws and the related regulations, which are enforced by the EPA and various other federal, state and local environmental, safety and health agencies and authorities. Except as described under "Item 1 -- Business -- Environmental," the Company believes that its operations are in material compliance with such laws and regulations; however, there can be no assurance that significant costs and liabilities will not be incurred due to increasingly stringent environmental restrictions and limitations. Historically, however, the cost of measures taken to comply with these laws has not had a material adverse effect on the financial condition of the Company. In fact, the proliferation of such laws has led to an increase in the demand for some of the Company's products and services. A discussion of the principal environmental laws affecting the Company and its customers is set forth below.

Air Emissions Requirements. The EPA and many state governments have adopted legislation and regulations subjecting many owners and operators of storage vessels and tanks to strict emission standards. The regulations prohibit the storage of certain volatile organic liquids ("VOLs") in open-top tanks and require tanks which store VOLs to be equipped with primary and/or secondary roof seals mounted under a fixed or floating roof. Related regulations also impose continuing seal inspection and agency notification requirements on tank owners and prescribe certain seal requirements. Under the latest EPA regulations, for example, floating roofs on certain large tanks constructed or modified after July 1984 must be equipped with one of three alternative continuous seals mounted between the inside wall of the tank and the edge of the floating roof. These seals include a foam or liquid-filled seal mounted in contact with the stored petroleum product; a combination of two seals mounted one above the other, the lower of which may be vapor mounted; and a mechanical shoe seal, composed of a metal sheet held vertically against the inside wall of the tank by springs and connected by braces to the floating roof. The EPA has imposed similar requirements which are now effective or will be after completion of various phase-in periods on certain large tanks, regardless of the date of construction, operated by companies in industries such as petroleum refining and synthetic organic chemical manufacturing which are subject to regulations controlling hazardous air pollutant emissions. The EPA is in the process of developing further regulations regarding seals and floating roofs.

Amendments to the federal Clean Air Act adopted in 1990 require, among other things, that refineries produce cleaner burning gasoline for sale in certain large cities where the incidence of volatile organic compounds in the atmosphere exceeds prescribed levels leading to ozone depletion. Refineries are undergoing extensive modifications to develop and produce acceptable reformulated fuels that satisfy the Clean Air Act Amendments. Such modifications are anticipated to cost refineries several billion dollars, and require the use of specialized construction services such as those provided by the Company. A significant number of refineries have completed changes to produce "reformulated fuels", principally refineries serving specific areas of the U.S.; however, there are a substantial number of refineries that have not made the change. The EPA is also in the process of developing further regulations to require production of cleaner gasolines and diesel fuels including the production of reduced sulfur gasoline and diesel duel.

As part of the Clean Air Act Amendments of 1990, Congress required EPA to promulgate regulations to prevent accidental releases of air pollutants and to minimize the consequences of any release. EPA adopted regulations requiring Risk Management Plans ("RMPs") from companies which analyze and limit risks associated with the release of certain hazardous air pollutants. In addition, EPA requires companies to make RMPs available to the public. Many petroleum related facilities, including refineries, will be subject to the regulations and may be expected to upgrade facilities to reduce the risks of accidental releases. Accordingly, the Company believes that the promulgation of accidental release regulations could have a positive impact on its business.

Water Protection Regulations. Protection of groundwater and other water resources from spills and leakage of hydrocarbons and hazardous substances from storage tanks and pipelines has become a subject of increasing legislative and regulatory attention, including releases from ASTs. Under Federal Water Pollution Control Act regulations, owners of most ASTs are required to prepare spill prevention, control and countermeasure ("SPCC") plans detailing steps that have been taken to prevent and respond to spills and to provide secondary containment for the AST to prevent contamination of soil and groundwater. These plans are also subject to review by the EPA, which has authority to inspect covered ASTs to determine compliance with SPCC requirements. Various states have also enacted groundwater legislation that has materially affected owners and operators of petroleum storage tanks. The adoption of such laws has prompted many companies to install double bottoms on their storage tanks to lessen the chance that their facilities will discharge or release regulated chemicals. State statutes regarding protection of water resources have also induced many petroleum companies to excavate product pipelines located in or near marketing terminals, to elevate the pipelines aboveground and to install leak detection systems under the pipelines. These laws and regulations have generally led to an increase in the demand for some of the Company's products and services.

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

Although the liabilities imposed by RCRA, CERCLA and other environmental legislation are more directly related to the activities of the Company's clients, they could under certain circumstances give rise to liability on the part of the Company if the Company's efforts in completing client assignments were considered arrangements related to the transport or disposal of hazardous substances belonging to such clients. In the opinion of management, however, it is unlikely that the Company's activities will result in any liability under either CERCLA or other environmental regulations in an amount which will have a material adverse effect on the Company's operations or financial condition, and management is not aware of any current liability of the Company based on such a theory.

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

Environmental

Matrix is a participant in certain environmental activities in various stages involving assessment studies, cleanup operations and/or remedial processes.

An environmental assessment was conducted at the Newnan, Georgia facilities of Brown upon execution of a Letter of Intent on March 24, 1999 to sell Brown to Caldwell Tanks, Inc. The assessment turned up a number of deficiencies relating to storm water permitting, air permitting and waste handling and disposal. An inspection of the facilities also showed friable asbestos that needed to be removed. In addition, Phase II soil testing indicated a number of VOC's, SVOC's and metals above the State of Georgia notification limits. Ground water testing also indicated a number of contaminants above the State of Georgia notification limits.

Appropriate State of Georgia agencies have been notified of the findings and corrective and remedial actions have been completed, are currently underway, or plans for such actions have been submitted to the State of Georgia for approval. The current estimated cost for cleanup and remediation is $1.5 million, all of which has been accrued at May 31, 1999. Additional testing, however, could result in greater costs for cleanup and remediation than is currently accrued.

Matrix is in the process of closing down or selling its SLT and West Coast Industrial Coatings, Inc. subsidiaries. Although Matrix does not own the land or building, it would be liable for any environmental exposure while operating at the facility, a period from June 1, 1991 to the present. A potential purchaser of the two companies has engaged an Environmental Engineer to conduct a Phase I Environmental Study and if appropriate, a Phase II and Phase III evaluation. At the present time, the environmental liability that could result from the testing is unknown.

Matrix has other fabrication operations in Tulsa, Oklahoma; Bristol, Pennsylvania; and Anaheim, California which could subject the Company to environmental liability. It is unknown at this time if any such liability exists but based on the types of fabrication and other manufacturing activities performed at these facilities and the environmental monitoring that the Company undertakes, Matrix does not believe it has any material environmental liabilities at these locations.

Matrix builds aboveground storage tanks and performs maintenance and repairs on existing aboveground storage tanks. A defect in the manufacturing of new tanks or faulty repair and maintenance on an existing tank could result in an environmental liability if the product stored in the tank leaked and contaminated the environment. Matrix currently has liability insurance with pollution coverage of $1 million, but the amount could be insufficient to cover a major claim. Matrix is currently involved in one potential claim which occurred before pollution coverage was obtained. The Company does not believe that its repair work was defective and is not liable for any subsequent environmental damage.

Item 2.    Properties

The executive offices of the Company are located in a 20,400 square foot facility owned by the Company and located in Tulsa, Oklahoma. The Company owns a 64,000 square foot facility located on 13 acres of land leased from the Tulsa Port of Catoosa which is used for the fabrication of tanks and tank parts. The Company owns a 60,000 square foot facility on 14 acres of land in Tulsa, Oklahoma which use to house the Midwest operation but is now occupied by the new tank construction group. The Company also owns a 22,000 square foot facility located on 14 acres of land in Tulsa, Oklahoma for Tulsa regional operations, a 13,300 square foot facility in Temperance, Michigan for the Michigan regional operations and a 8,800 square foot facility in Houston, Texas for Houston regional operations. The Company owns 143,300 square foot and 41,000 square foot facilities, located on 6.5 acres and 31.8 acres, respectively, in Newnan, Georgia which are being sold and are currently used for the fabrication of elevated tanks. The Company owns a 30,000 square foot facility located on 5.0 acres of land in Bellingham, Washington. Also, the Company owns a 1,806 square foot facility located in Sarnia, Ontario, Canada. The Company leases offices in Anaheim, Bay Point, and Paso Robles, California; Bristol and Bethlehem, Pennsylvania; Houston, Texas and Newark, Delaware. The aggregate lease payments for these leases during fiscal 1999 were approximately $1.0 million. The Company believes that its facilities are adequate for its current operations.

Item 3.    Legal Proceedings

The Company and its subsidiaries are named defendants in several lawsuits arising in the ordinary course of their business. While the outcome of lawsuits cannot be predicted with certainty, management does not expect these lawsuits to have a material adverse impact on the Company.

An environmental assessment was conducted at the Newnan, Georgia facilities of Brown upon execution of a Letter of Intent on March 24, 1999 to sell Brown to Caldwell Tanks, Inc. The assessment turned up a number of deficiencies relating to storm water permitting, air permitting and waste handling and disposal. An inspection of the facilities also showed friable asbestos that needed to be removed. In addition, Phase II soil testing indicated a number of VOC's, SVOC's and metals above the State of Georgia notification limits. Ground water testing also indicated a number of contaminants above the State of Georgia notification limits.

Appropriate State of Georgia agencies have been notified of the findings and corrective and remedial actions have been completed, are currently underway, or plans for such actions have been submitted to the State of Georgia for approval. (See "Item 1 -- Business - Environmental")

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

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


                                 Fiscal Year              Fiscal Year
                                     1999                     1998
                               ----------------         ---------------

                                High       Low           High      Low
                                ----       ---           ----      ---

        First Quarter          $7.75     $ 4.88          $8.75    $6.63
        Second Quarter          5.50       3.97           8.25     6.75
        Third Quarter           5.13       3.50           9.63     5.69
        Fourth Quarter          4.50       2.94           8.50     6.81

                                                      Fiscal Year
                                                          2000
                                                   -----------------
                                                    High       Low
                                                    ----       ---

  First Quarter (through August 25, 1999)          $4.63    $3.75

As of August 25, 1999 there were approximately 90 holders of record of the Common Stock. The Company believes that the number of beneficial owners of its Common Stock is substantially greater than 90.

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

Item 6.    Selected Financial Data

The following table sets forth selected historical financial information for Matrix covering the five years ended May 31, 1999. The following financial information includes the operations of GSC from its date of acquisition in June 1997.
See the Notes to the Company's Consolidated Financial Statements.


                                                              (In millions, except per share data)
                                                                      Matrix Service Company
                                            ---------------------------------------------------------------------------
                                                                          Years Ended
                                            ---------------------------------------------------------------------------

                                               1999            1998             1997            1996             1995
                                            ------------- ---------------  --------------- ---------------  -----------

Revenues                                      211.0            225.4            183.1           183.7            177.5
Gross profit                                  14.0             18.6             17.4            16.6             13.9
Gross profit %                                6.6%             8.3%             9.5%            9.0%             7.8%
Operating income (loss)                       (11.5)           (16.3)           5.5             4.7              1.5
Operating income (loss) %                     (5.5)%           (7.2)%           3.0%            2.6%             (0.8)%
Pre-tax income / (loss)                       (12.6)           (17.3)           5.1             4.4              (0.5)
Net income / (loss)                           (12.6)           (11.6)           3.0             2.4              (0.2)
Net income / (loss) %                         (6.0)%           (5.1)%           1.6%            1.3%             (0.1)%
Earnings / (loss) per share-diluted           (1.34)           (1.22)           0.31            0.26             (0.02)
Equity per share-diluted                      5.29             6.87             7.86            7.68             7.53
Weighted average shares outstanding           9.4              9.5              9.7             9.5              9.4
Working capital                               25.7             41.1             28.2            26.4             26.8
Total assets                                  88.2             112.7            116.9           105.8            105.7
Long-term debt                                5.5              13.1             6.4             4.8              8.5
Capital expenditures                          5.4              2.6              5.8             3.4              5.2
Stockholders' equity                          49.7             65.3             76.2            73.0             70.8
Total long-term debt to equity                11.1%            20.1%            8.4%            6.6%             12.0%
Cash flow from operations                     16.7             3.0              6.2             9.6              0.6


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although Matrix believes these forward-looking statements are based on reasonable assumptions, it cannot give any assurance that it will reach every objective. Matrix is making these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

As required by the act, Matrix identifies the following important factors that could cause actual results to differ materially from any results projected, forecasted, estimated, or budgeted:

 .    Changes in general economic conditions in the United States.

 .    Changes in laws and regulations to which Matrix is subject, including tax, environmental, and employment laws and regulations.

 .    The cost and effects of legal and administrative claims and proceedings against Matrix or its subsidiaries.

 .    Conditions of the capital markets Matrix utilizes to access capital to finance operations.

 .    The ability to raise capital in a cost-effective way.

 .    Year 2000 readiness of Matrix, its customers, and its vendors.

 .    The effect of changes in accounting policies.

 .    The ability to manage growth and to assimilate personnel and operations of acquired businesses.

 .    The ability to control costs.

 .    Changes in foreign economies, currencies, laws, and regulations, especially in Canada and Venezuela where Matrix has made direct investments.

 .    Political developments in foreign countries, especially in Canada and Venezuela where Matrix has made direct investments.

 .    The ability of Matrix to develop expanded markets and product or service offerings as well as its ability to maintain existing markets.

 .    Technological developments, high levels of competition, lack of customer diversification, and general uncertainties of governmental regulation in the energy industry.

 .    The ability to recruit, train, and retain project supervisors with substantial experience.

 .    A downturn in the petroleum storage operations or hydrocarbon processing operations of the petroleum and refining industries.

 .    Changes in the labor market conditions that could restrict the availability of workers or increase the cost of such labor.

 .    The negative effects of a strike or work stoppage.

 .    The timing and planning of maintenance projects at customer facilities in the refinery industry which could cause adjustments for seasonal shifts in product demands.

 .    Exposure to construction hazards related to the use of heavy equipment with attendant significant risks of liability for personal injury and property damage.

 .    The use of significant production estimates for determining percent complete on construction contracts could produce different results upon final determination of project scope.

 .    The inherent inaccuracy of estimates used to project the timing and cost of exiting operations of non-core businesses.

 .    Fluctuations in quarterly results.


------------------------------------------------------------------------------------------------------------------------------------
                                                      Matrix Service Company
                                                   Annual Results of Operations
                                                      ($ Amounts in millions)
------------------------------------------------------------------------------------------------------------------------------------

                                       AST       Construction      Plant            Municipal Water     FCCU              Combined
                                    Services       Services      Services   Total       Services      Services    Total     Total
------------------------------------------------------------------------------------------------------------------------------------
Year ended May 31, 1999
Revenues                               112.6         22.9          29.9     165.4           45.1        0.5        45.6      211.0
Gross profit                            12.9         (0.2)          3.8      16.5           (2.4)      (0.1)       (2.5)      14.0
Selling, general and                     8.4          1.3           2.0      11.7            3.3        0.0         3.3       15.0
 administrative expenses
Restructuring, impairment &              0.0          0.0           0.0       0.0            9.8        0.0         9.8        9.8
 abandonment costs
Operating income (loss)                  3.9         (1.5)          1.8       4.2          (15.6)      (0.1)      (15.7)     (11.5)
Income (loss) before income tax expense  3.4         (1.6)          1.7       3.5          (16.1)       0.0       (16.1)     (12.6)
Net income (loss)                        3.4         (1.6)          1.7       3.5          (16.1)       0.0       (16.1)     (12.6)
Earnings / (loss) per share -           0.36        (0.17)         0.18      0.37          (1.71)      0.00       (1.71)     (1.34)
 diluted
Weighted average shares                                                                                                      9,440

Year ended May 31, 1998
Revenues                               103.0         45.0          20.6     168.6           46.2       10.6        56.8      225.4
Gross profit                            11.0          5.4           2.4      18.8            1.7       (1.9)       (0.2)      18.6
Selling, general and                     6.8          1.1           1.6       9.5            2.7        0.7         3.4       12.9
 administrative expenses
Restructuring, impairment &              1.9          0.0           0.0       1.9            4.1       15.0        19.1       21.0
 abandonment costs
Operating income (loss)                  1.8          4.3           0.8       6.9           (5.3)     (17.9)      (23.2)     (16.3)
Income (loss) before income tax expense  1.5          4.2           0.7       6.4           (5.4)     (18.3)      (23.7)     (17.3)
Net income (loss)                        1.2          2.5           0.4       4.1           (4.8)     (10.9)      (15.7)     (11.6)
Earnings / (loss) per share -           0.14         0.26          0.04      0.44          (0.51)     (1.15)      (1.66)     (1.22)
 diluted
Weighted average shares                                                                                                      9,546

Year ended May 31, 1997
Revenues                                71.7         23.1          19.8     114.6           52.0       16.5        68.5      183.1
Gross profit                             6.8          2.4           2.2      11.4            6.0        0.0         6.0       17.4
Selling, general and                     4.6          0.9           1.3       6.8            2.9        1.4         4.3       11.1
 administrative expenses
Restructuring, impairment &              0.0          0.0           0.0       0.0            0.0        0.0         0.0        0.0
 abandonment costs
Operating income (loss)                  2.0          1.5           0.9       4.4            2.9       (1.8)        1.1        5.5
Income (loss) before income tax expense  2.1          1.4           0.8       4.3            2.7       (1.9)        0.8        5.1
Net income (loss)                        1.4          0.8           0.5       2.7            1.6       (1.3)        0.3        3.0
Earnings / (loss) per share -           0.15         0.08          0.05      0.28           0.16      (0.13)       0.03       0.31
 diluted
Weighted average shares                                                                                                      9,699

Variances 1999 to 1998
Revenues                                 9.6        (22.1)          9.3      (3.2)          (1.1)     (10.1)      (11.2)     (14.4)
Gross profit                             1.9         (5.6)          1.4      (2.3)          (4.1)       1.8        (2.3)      (4.6)
Selling, general and                    (1.6)        (0.2)         (0.4)     (2.2)          (0.6)       0.7         0.1       (2.1)
 administrative expenses
Restructuring, impairment &              1.9          0.0           0.0       1.9           (5.7)      15.0         9.3       11.2
 abandonment costs
Operating income (loss)                  2.1         (5.8)          1.0      (2.7)         (10.3)      17.8         7.5        4.8
Income (loss) before income tax expense  1.9         (5.8)          1.0      (2.9)         (10.7)      18.3         7.6        4.7
Net income (loss)                        2.2         (4.1)          1.3      (0.6)         (11.3)      10.9        (0.4)      (1.0)

Variances 1998 to 1997
Revenues                                31.3         21.9           0.8      54.0           (5.8)      (5.9)      (11.7)      42.3
Gross profit                             4.2          3.0           0.2       7.4           (4.3)      (1.9)       (6.2)       1.2
Selling, general and                    (2.2)        (0.2)         (0.3)     (2.7)           0.2        0.7         0.9       (1.8)
 administrative expenses
Restructuring , impairment &            (1.9)         0.0           0.0      (1.9)          (4.1)     (15.0)      (19.1)     (21.0)
 abandonment costs
Operating income (loss)                 (0.2)         2.8          (0.1)      2.5           (8.2)     (16.1)      (24.3)     (21.8)
Income (loss) before income tax expense (0.6)         2.8          (0.1)      2.1           (8.1)     (16.4)      (24.5)     (22.4)
Net income (loss)                       (0.2)         1.7          (0.1)      1.4           (6.4)      (9.6)      (16.0)     (14.6)

Results of Operations

AST Services 1999 vs. 1998

Revenues for AST Services in 1999 were $112.6 million, an increase of $9.6 million or 9.3% over 1998, primarily as a result of a continued good business climate and Matrix's strategic emphasis on alliances and building customer relationships through value added services. Gross margin for 1999 of 11.5% was slightly better than the 10.7% produced in 1998 as a direct result of higher and more efficient man-hour utilization and better execution of job plans in a more safety conscience work environment. These margin improvements along with the increased sales volumes resulted in gross profit for 1999 of $12.9 million exceeding that of 1998 by $1.9 million, or 17.3%.

Selling, general and administrative costs as a percent of revenues increased to 7.5% in 1999 vs. 6.6% in 1998 primarily as a result of increased salary and wages, increased legal costs and increased information technology costs associated with the new enterprise-wide management information system discussion the "Year 2000 Compliance" section.

Operating income for 1999 of $3.9 million was significantly better than the $1.8 million produced in 1998, primarily the result of no restructuring, impairment and abandonment costs in 1999 versus $1.9 million in 1998. The improvements in gross profit of $1.9 million was almost offset by the increase in selling, general and administrative expenses discussed above.

AST Services 1998 vs. 1997

Revenues for AST Services in 1998 were $103.0 million, an increase of $31.3 million or 43.7% over 1997, primarily as a result of a good business climate and Matrix's strategic emphasis on alliances and building customer relationships through value-added services. Gross margin for 1998 of 10.7% was significantly better than the 9.5% produced in 1997 as a direct result of better execution of job plans in a more safety conscience work environment. These margin gains along with the increased sales volumes resulted in gross profit for 1998 of $11.0 million exceeding that of 1997 by $4.2 million, or 61.8%.

Selling, general and administrative costs as a percent of revenues were relatively flat at 6.6% in 1998 vs. 6.4% in 1997.

In the third quarter of 1998, in connection with the shutdown of Midwest, the AST services segment incurred $1.9 million of restructuring, impairment and abandonment costs.

Operating income for 1998 of $1.8 million, or 1.8% as a percent of revenues was significantly worse than the $2.0 million, or 2.8% produced in 1997, as a direct result of selling, general and administrative increases and restructuring costs, offset by the gross margin gains discussed above.

Construction Services 1999 vs. 1998

Revenues for Construction Services in 1999 were $22.9 million, a decrease of $22.1 million or 49.1% from 1998, primarily as a result of two large projects totaling $34.0 million of revenues in fiscal 1998 which were not replaced with similar size projects in fiscal 1999. Gross margin for 1999 of (0.9)% was much worse than the 12.0% produced in 1998 as a result of lower volume and the establishment of a $2.0 million reserve for bad debts for two large potentially uncollectible receivables. These margin declines along with the decreased sales volumes resulted in gross profit for 1999 of ($0.2) million which was a decrease from 1998 gross profit of $5.6 million, or (103.7%).

Selling, general and administrative expenses as a percent of revenues increased to 5.7% in 1999 vs. 2.4% in 1998 primarily as a result of the fixed salary costs not being reduced sufficiently to compensate for the decreased revenues in 1999.

Operating losses for 1999 of ($1.5) million, or (6.6%) were significantly worse than the operating income of $4.3 million, or 9.6% produced in 1998 as a direct result of the selling, general and administrative expense increases and the gross margin declines discussed above.

Construction Services 1998 vs. 1997

Revenues for Construction Services in 1998 were $45.0 million, an increase of $21.9 million or 94.8% over 1997, primarily as a result of two large projects totaling $34.0 million of fiscal 1998 revenues for which similar sized projects were not available in fiscal 1997. Gross profit for 1998 of 12.0% was slightly better than the 10.4% produced in 1997 as a result of higher margin construction jobs. These margin gains along with the increased sales volumes resulted in gross profit for 1998 of $5.4 million, exceeding that of 1997 by $3.0 million, or 125.0%.

Selling, general and administrative expenses as a percent of revenues decreased to 2.4% in 1998 vs. 3.9% in 1997 primarily as a result of the fixed salary costs being spread over a larger revenue base in 1998 vs. 1997.

Operating income for 1998 of $4.3 million, or 9.6% as a percent of revenues was significantly better than the $1.5 million, or 6.5% produced in 1997 as a direct result of the gross margin gains and selling, general and administrative decreases discussed above.

Plant Services 1999 vs. 1998

Revenues for Plant Services in 1999 were $29.9 million, an increase of $9.3 million or 45.1% over 1998, primarily as a result of a good business climate and Matrix's strategic emphasis on alliances and building customer relationships through value-added services. Gross margin for 1999 of 12.7% was slightly better than the 11.7% produced in 1998 as a direct result of better execution of job plans, higher and more efficient man-hour utilization and a more favorable mix of higher margin turnaround versus lower margin maintenance contracts. These margin gains along with the increased sales volumes resulted in gross profit for 1999 of $3.8 million exceeding that of 1998 by $1.4 million, or 58.3%.

Selling, general and administrative expenses as a percent of revenues decreased to 6.7% in 1999 vs. 7.8% in 1998 primarily as a result of the fixed salary costs being spread over a larger revenue base in 1999 vs. 1998.

Operating income for 1999 of $1.8 million, or 6.0% as a percent of revenues was significantly better than the $0.8 million, or 3.9% produced in 1998, as a direct result of the selling, general and administrative decreases and the gross margin gains discussed above.

Plant Services 1998 vs. 1997

Revenues for Plant Services in 1998 were $20.6 million, a modest increase of 4.0% over 1997. Gross margins for 1998 of 11.7% was slightly better than the 11.1% produced in 1997 as a direct result of better execution of job plans in a more safety conscience work environment. These margin gains along with the slightly increased sales volumes resulted in gross profit for 1998 of $2.4 million exceeding that of 1997 by $0.2 million, or 9.1%.

Selling, general and administrative expenses as a percent of revenues increased to 7.8% in 1998 vs. 6.6% in 1997 primarily as a result of a decision to build infrastructure to facilitate anticipated growth in 1999.

Operating income for 1998 of $0.8 million, or 3.9% as a percent of revenues was slightly less than the $0.9 million, or 4.5% produced in 1997, as a direct result of the selling, general and administrative increases, offset by the margin gains discussed above.

Exited Operations
-----------------

Fiscal Year 1999
----------------

On March 24, 1999, Matrix entered into a Letter of Intent with Caldwell Tanks, Inc. for the sale of Brown, a subsidiary acquired in 1994. In April 1999, the board of directors approved the transaction and a Stock Purchase Agreement was executed on June 9, 1999. Based upon certain environmental concerns (see Item 1. Business Environmental), the structure of this transaction is being renegotiated as an asset sale with Matrix retaining temporary ownership of the land and buildings until environmental remediation is completed.

Also, in May 1999 senior management approved and committed Matrix to an exit plan related to the SLT operations which were acquired in 1992. The exit plan specifically identified all significant actions to be taken to complete the exit plan, listed the activities that would not be continued, and outlined the methods to be employed for the disposition, with an expected completion date of March 2000. Management obtained board approval and immediately began development of a communication plan to the impacted employees under Workers Adjustment and Retraining Notification Act ("WARN Act").

In June of 1999, notices were given as required under the WARN Act and Matrix announced that it would also pursue potential opportunities to sell SLT.

As a result of these restructuring, impairment and abandonment operations, Matrix recorded a charge of $9.8 million (See Footnote 3 to the Consolidated Financial Statements).

Fiscal Year 1998
----------------

During the third quarter of fiscal year 1998, the board of directors approved a plan whereby Matrix would exit the operations of Midwest and discontinue to operate in the markets that Midwest has historically participated. Matrix completed all open contracts and disposed of all assets of Midwest. During each of the fiscal years ended 1998 and 1997, Midwest had operating losses of $3.4 million and $1.8 million respectively.

Also during the third quarter of fiscal 1998, Matrix adopted a board of directors approved plan to restructure operations to reduce costs, eliminate duplication of facilities and improve efficiencies. The plan included closing fabrication shops in Newark, Delaware and Rancocas, New Jersey and moving these operations to a more efficient and geographically centered facility in Bristol, Pennsylvania. Additionally, the Company closed a fabrication shop at Elkston, Maryland. The production from the Maryland facility, which was principally elevated water tanks, will be provided by the Company's Newnan, Georgia plant. (The facilities located in Delaware, New Jersey, Pennsylvania and Maryland were all leased facilities.) Matrix sold real estate that was not being utilized in Mississauga, Canada, and terminated the business of certain product lines that were no longer profitable.

As part of the restructuring plan Matrix separately reviewed the operations of SLT for impairment indicators as actual operating and cash flow results were less than projections for Fiscal 1998, the principals in management, from whom the original business was purchased, left the employment of the company in early fiscal 1998, SLT reputation in the industry had deteriorated and the business name was dissolved into Matrix. The operating income and cash flows from this business unit were not historically negative; however, there were significant concerns that future operations may not be positive. Based on these potential impairment indicators, an estimate of the undiscounted cash flows of the SLT operations was made. This estimate indicated impairment and, as a result, the entire amount of the goodwill related to SLT was written off.

Additionally, in evaluating Matrix's Mayflower vapor seal operations, the operating income and cash flows from this business unit indicated that positive amounts were not attainable. Therefore, the businesses was completely abandoned, the goodwill written-off, and impaired assets abandoned or sold at their net realizable value. The operating results of Mayflower were not significant to Matrix's operations.

Employee termination costs associated with the reorganization and termination of all employees of Midwest and Mayflower were recognized and paid during fiscal 1998.

Other reorganization costs include the cost of travel related expenses for reorganization teams which proposed, planned and carried out the Company's restructuring plans, cost of a failed merger with ITEQ and equipment moving.

As a result of these restructuring and closing operations, Matrix recorded a charge of $21.0 million (See Footnote 3 to the Consolidated Financial Statements).

Municipal Water Services 1999 vs. 1998

Revenues for Municipal Water Services in 1999 were $45.1 million, a slight decrease of $1.1 million, or 2.4% as compared to 1998 due principally to weak market demand in the flat bottom water tank sector. Gross margin for 1999 of (5.3)% was significantly worse than the 3.7% produced in 1998 as a result of major weakness in the markets, intensified competition, poor execution of job plans and the inefficiency experienced during the selling and shutdown process. Included in 1999 margins was the impact of losses accrued on jobs yet to be completed of $0.5 million. These margin declines along with the slightly decreased sales volumes resulted in gross profit for 1999 of ($2.4) million, a $4.1 million decrease from 1998.

Operating losses for 1999 of ($15.6) million were significantly worse than the operating losses of ($5.3) million, in 1998 as a result primarily of lower gross profits discussed above and restructuring impairment and abandonment costs of $9.8 million relating to the decision to exit the business versus a restructuring, impairment and abandonment charge of $4.1 million in 1998 relating to the impairment of goodwill at SLT.

Municipal Water Services 1998 vs. 1997

Revenues for Municipal Water Services in 1998 were $46.2 million, a decrease of $5.8 million or 11.2% from 1997, primarily as a result of a softening in the new construction market. Gross margin for 1998 of 3.7% was significantly worse than the 11.5% produced in 1997 as a direct result of intensified competition and poor execution of job plans. These margin declines along with the decreased sales volumes resulted in gross profit for 1998 of $1.7 million falling short of 1997 gross profits by $4.3 million, or 71.7%.

Selling, general and administrative costs as a percent of revenues was relatively flat at 5.8% in 1998 vs. 5.6% in 1997.

Operating losses for 1998 of ($5.3) million were significantly worse than the operating income of $2.9 million produced in 1997 as a direct result of gross profit shortfalls discussed above and a $4.1 million charge for restructuring, impairment and abandonment costs in 1998 relating to the impairment of goodwill at SLT.

FCCU Services 1999 vs. 1998

Midwest was exited in the third quarter of 1998 and there was no significant FCCU activity in 1999.

FCCU Services 1998 vs. 1997

After an extensive analysis of the market and an evaluation of Midwest's ability to compete in that market, Management made the decision to terminate the operations of Midwest effective February 28, 1998. Additionally, the decision was made to exit the market for structural work on FCCU's and refractory linings for hydrocarbon processing vessels, which is substantially the revenue base for Midwest.

Revenue for Midwest was $10.6 million in fiscal 1998 as compared with $16.5 million for the full year ending May 31, 1997 or a decrease of $5.9 million or 35.8%. The decline was primarily the result of weak market conditions and the decision to exit the business in the third quarter of fiscal 1998.

Gross margin for Midwest in fiscal 1998 of (17.9%) was significantly worse than the 0.0% produced in 1997 as a direct result of poor execution of job plans and the inefficiencies associated with the close down of the business. These margin shortfalls along with decreased sales volumes resulted in gross profit for 1998 declining from 1997 levels by $1.9 million.

Financial Condition & Liquidity

Matrix's cash and cash equivalents totaled approximately $3.0 million at May 31, 1999 and $2.6 million at May 31, 1998.

Matrix has financed its operations recently with cash generated by operations and advances under a credit agreement. Matrix has a credit agreement with a commercial bank under which a total of $30.0 million may be borrowed. Matrix may borrow up to $20.0 million on a revolving basis based on the level of the Company's eligible receivables. Revolving loans bear interest at a Prime Rate or a LIBOR based option, and mature on October 31, 2000. At May 31, 1999, there were no outstanding advances under the revolver. The credit agreement also provides for a term loan up to $10.0 million. On March 2, 1998, a term loan of $10.0 million was made to Matrix. The term loan is due on February 28, 2003 and is to be repaid in 60 equal payments beginning in March 1998 at an interest rate based upon the Prime Rate or a LIBOR Option. At May 31, 1999 the balance outstanding on the term loan was $7.5 million. In conjunction with the term loan effective March 2, 1998, Matrix entered into an Interest Rate Swap Agreement with a commercial bank, effectively providing a fixed interest rate of 7.5% for the five-year period of the term loan.

Operations of the Company provided $16.7 million of cash for the year ended May 31, 1999 as compared with providing $3.0 million of cash for the year ended May 31, 1998, representing a increase of approximately $13.7 million. The increase was due primarily to changes in net working capital for the year.

Capital expenditures during the year ended May 31, 1999 totaled approximately $5.4 million. Of this amount, approximately $1.0 million was used to purchase transportation equipment for field operations, and approximately $1.9 million was used to purchase welding, construction, and fabrication equipment. Matrix has invested approximately $2.0 million in office equipment furniture and fixtures during the year, which includes approximately $1.2 million invested for a new enterprise wide management information system. Matrix has budgeted approximately $6.3 million for capital expenditures for fiscal 2000. Of this amount, approximately $1.4 million would be used to purchase transportation equipment for field operations, and approximately $2.7 million would be used to purchase welding, construction, and fabrication equipment. A 6,000 square foot expansion is planned for the Port of Catoosa fabrication facility at a cost of approximately $0.7 million and an additional $0.8 million is anticipated to be spent on the enterprise wide management information system. Matrix expects to be able to finance these expenditures with operating cash flow and borrowings under the credit agreement.

Matrix believes that its existing funds, amounts available from borrowings under its existing credit agreement, and cash generated by operations and through the sale of Brown will be sufficient to meet the working capital needs through fiscal 2000 and thereafter unless significant expansions of operations not now planned are undertaken, in which case Matrix would need to arrange additional financing as a part of any such expansion.

The preceding discussion contains forward-looking statements including, without limitation, statements relating to Matrix's plans, strategies, objectives, expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements contained in the financial conditions and liquidity section are based on certain assumptions which may vary from actual results. Specifically, the dates on which Matrix believes the sale of Brown will be consummated and the capital expenditure projections are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the successful remediation of environmental issues to complete the closing of the Brown sale and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the successful closing of the Brown sale.

Qualitative & Quantitative Disclosures

Year 2000 Compliance

Matrix initiated an enterprise-wide project on 1998 to address the year 2000 compliance issue for both traditional and non-traditional technology areas. The project focuses on all technology hardware, software, external interfaces with customers and suppliers, and facility items. The phases of the project are awareness, assessment, remediation, and implementation.

Matrix has completed its inventory and assessment efforts. During the assessment phase, all systems were inventoried and classified into five categories: 1) business applications, 2) end-user applications, 3) development tools, 4) hardware and system software and 5) non-IT systems. Each system also was assigned one of three priorities: critical, necessary, or low.

Based on assessment results, Matrix determined that it would be required to modify, upgrade or replace only a limited number of its systems so that its business areas would function properly with respect to dates in the year 2000 and thereafter. As of May 31, 1999, all critical and necessary systems have been remediated and implemented in the production environment.

Remediation of the low priority systems is substantially complete. These systems represent a minor portion of the inventory and have been considered to have no material impact on the operations of the business.

Matrix has minimal external interface systems; however, communications have been initiated with significant suppliers and large customers to determine the extent to which these companies are addressing year 2000 compliance. In connection with this activity, Matrix has processed approximately 250 letters and questionnaires with external parties. As of May 31, 1999, approximately 30 percent of the companies contacted have responded and all of these have indicated that they are already compliant or will be compliant on a timely basis.

The anticipated cost of the year 2000 effort has been estimated at $200,000 and is being funded through operating cash flows. Of the total project cost, 40% is attributable to the purchase of new systems, which will be capitalized. The remaining 60% will be expensed as incurred, is not expected to have a material effect on the results of operations. As of May 31, 1999, expended project costs were approximately $150,000. Matrix estimates any future costs will not exceed $50,000.

Despite the best planning and execution efforts, Matrix is working from the premise that some issues will not be uncovered, and that some issues that are uncovered will not be successfully resolved. In an effort to manage and mitigate this risk exposure, Matrix has developed a risk management and contingency plan for its critical operations.

In addition to Matrix's remediation strategy, a new enterprise-wide management information system has been purchased as a replacement for the core financial and operational systems. The project began in January 1999 and has an estimated duration of nine months. The scope of this project has been maintained separately and independent of Matrix's year 2000 efforts. If the existing remediation strategy fails, this project could be escalated to mitigate any material business disruptions.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

Interest Rate Risk

Matrix's interest rate risk exposure primarily results from its debt portfolio which is influenced by short-term rates, primarily Prime Rate and LIBOR-Based borrowings under its credit agreement. To mitigate the impact of fluctuations in interest rates, Matrix utilizes interest-rate swaps to change the ratio of its fixed and variable rate debt portfolio based on Management's assessment of future interest rates, volatility of the yield curve and Matrix's ability to access the capital markets as necessary. The following table provides information about Matrix's long-term debt and interest rate swap that is subject to interest rate risk. For long-term debt, the table presents principal cash flows and weighted-average interest rates by expected maturity dates. For the interest-rate swap, the table presents notional amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the interest rate swap.

------------------------------------------------------------------------------------------------------------------------------------
                           1998          1999         2000          2001          2002       2003     Fair Value    Fair Value May
                                                                                                     May 31, 1999    May 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
Interest rate swap:
------------------------------------------------------------------------------------------------------------------------------------
Pay fixed/receive     $9,666,666   $7,666,666    $5,666,666    $3,666,666    $1,666,666        $0      $<35,900>       $<54,300>
variable
------------------------------------------------------------------------------------------------------------------------------------
Pay rate                  7.50%         7.50%         7.50%         7.50%         7.50%     7.50%          7.50%           7.50%
------------------------------------------------------------------------------------------------------------------------------------
Receive rate *
------------------------------------------------------------------------------------------------------------------------------------
* 30-day LIBOR (London Interbank Offer Rate) plus 150 basis points
------------------------------------------------------------------------------------------------------------------------------------

Foreign Currency Risk

Matrix has subsidiary companies whose operations are located in Canada and Venezuela. Matrix's financial results could be affected if these companies incur a permanent decline in value as a result of changes in foreign currency exchange rates and the economic conditions in these foreign countries. Matrix attempts to mitigate these risks by investing in different countries and business segments. Venezuela's currency has recently suffered significant devaluation and volatility. The ultimate severity of the conditions in Venezuela remain uncertain, as does the long-term impact on Matrix's investment, however, the total investment in Venezuela is not material to the Financial Position of Matrix taken as a whole.

Item 8.  Financial Statements and Supplementary Data

Financial Statements of the Company

     Report of Independent Auditors                                         24

     Consolidated Balance Sheets as of May 31, 1999 and 1998.               25

     Consolidated Statements of Operations for the years ended May 31,
         1999, 1998 and 1997.                                               27

     Consolidated Statements of Changes in Stockholders' Equity for the
         years ended May 31, 1999, 1998 and 1997.                           28

     Consolidated Statements of Cash Flows for the years ended May 31,
         1999, 1998 and 1997.                                               29

     Notes to Consolidated Financial Statements                             31

     Quarterly Financial Data (Unaudited)                                   46

     Schedule II - Valuation and Qualifying Accounts                        47

Financial Statement Schedules

The following financial statement schedule is filed as a part of this report under "Schedule II" immediately preceding the signature page: Schedule II - Valuation and Qualifying Accounts for the three fiscal years ended May 31, 1999. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

                         Report of Independent Auditors


The Stockholders and Board of Directors
Matrix Service Company

We have audited the accompanying consolidated balance sheets of Matrix Service Company as of May 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended May 31, 1999. Our audits also included the financial statement schedule listed in the Index under Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matrix Service Company at May 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               Ernst & Young LLP

Tulsa, Oklahoma
August 27, 1999

                             Matrix Service Company

                           Consolidated Balance Sheets


                                                                                May 31
                                                                     1999                    1998
                                                            -------------------------------------------
                                                                            (In Thousands)

Assets
Current assets:
     Cash and cash equivalents                                     $  2,972               $   2,606
     Accounts receivable, less allowances
         (1999 - $2,464, 1998 - $-0-)                                34,390                  37,165
     Costs and estimated earnings in excess of
         billings on uncompleted contracts                            8,541                  15,340
     Inventories                                                      3,042                   6,352
     Assets held for disposal                                         8,556                       -
     Income tax receivable                                              104                   5,279
     Deferred income taxes                                                -                   3,252
     Prepaid expenses                                                 1,051                     524
                                                            -------------------------------------------
Total current assets                                                 58,656                  70,518

Property, plant and equipment, at cost:
     Land and buildings                                               9,645                  16,481
     Construction equipment                                          15,562                  24,092
     Transportation equipment                                         6,144                   6,108
     Furniture and fixtures                                           2,449                   3,315
     Construction in progress                                         2,385                     973
                                                            -------------------------------------------
                                                                     36,185                  50,969
     Accumulated depreciation                                        17,971                  22,533
                                                            -------------------------------------------
                                                                     18,214                  28,436

Goodwill, net of accumulated amortization of $1,753
     and $1,595 in 1999 and 1998, respectively                       11,122                  13,217

Other assets                                                            228                     570
                                                            -------------------------------------------
Total assets                                                       $ 88,220                $112,741
                                                            ===========================================

                             Matrix Service Company

                           Consolidated Balance Sheets


                                                                                     May 31
                                                                            1999                    1998
                                                                   --------------------------------------------
                                                                                 (In Thousands)

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                                                    $   9,805                $ 12,250
     Billings on uncompleted contracts in excess
         of costs and estimated earnings                                     7,356                   7,612
     Accrued insurance                                                       4,541                   2,369
     Accrued environmental reserves                                          1,778                       -
     Earnout payable                                                           727                     884
     Income tax payable                                                        307                       -
     Other accrued expenses                                                  6,378                   4,214
     Current portion of long-term debt                                       2,092                   2,105
                                                                   --------------------------------------------
Total current liabilities                                                   32,984                  29,434

Long-term debt                                                               5,521                  13,106

Deferred income taxes                                                            -                   4,949

Stockholders' equity:
     Common stock - $.01 par value; 15,000,000
         Shares authorized; 9,642,638 and 9,600,232
         Shares issued in 1999 and 1998, respectively                           96                      96
     Additional paid-in capital                                             51,596                  51,458
     Retained earnings                                                       1,567                  14,221
     Cumulative translation adjustment                                        (555)                   (523)
                                                                   --------------------------------------------
                                                                            52,704                  65,252
     Less treasury stock, at cost - 697,450 shares
         in 1999                                                            (2,989)                      -
                                                                   --------------------------------------------
Total stockholders' equity                                                  49,715                  65,252
                                                                   --------------------------------------------
Total liabilities and stockholders' equity                               $  88,220                $112,741
                                                                   ============================================

See accompanying notes.

                             Matrix Service Company

                      Consolidated Statements of Operations

                                                                                   Year ended May 31
                                                                 1999                    1998                    1997
                                                           --------------------------------------------------------------------
                                                                            (In thousands, except share
                                                                              and per share amounts)

Revenues                                                         $210,997                $225,428                $183,144
Cost of revenues                                                  197,012                 206,839                 165,704
                                                           --------------------------------------------------------------------
Gross profit                                                       13,985                  18,589                  17,440
Selling, general and administrative expenses                       15,025                  12,947                  11,080
Goodwill and noncompete amortization                                  670                     977                     864
Restructuring, impairment and abandonment
     costs                                                          9,772                  20,956                       -
                                                           --------------------------------------------------------------------
Operating income (loss)                                           (11,482)                (16,291)                  5,496

Other income (expense):
     Interest expense                                                (969)                 (1,275)                   (536)
     Interest income                                                  291                     267                     164
     Other                                                           (452)                    (54)                    (10)
                                                           --------------------------------------------------------------------
Income (loss)
     before income taxes                                          (12,612)                (17,353)                  5,114

Provision (benefit) for federal, state and foreign
income taxes
                                                                        -                  (5,715)                  2,130
                                                           --------------------------------------------------------------------

Net income (loss)                                                $(12,612)              $ (11,638)             $    2,984
                                                           ====================================================================

Basic earnings (loss) per common share                           $  (1.34)              $   (1.22)             $      .32
                                                           ====================================================================

Diluted earnings (loss) per common share                         $  (1.34)              $   (1.22)             $      .31
                                                           ====================================================================

Weighted average common shares outstanding:
        Basic                                                   9,440,310               9,545,979               9,330,246
        Diluted                                                 9,440,310               9,545,979               9,698,659


See accompanying notes.

                             Matrix Service Company

           Consolidated Statements of Changes in Stockholders' Equity


                                                                                                      Accumulated
                                                         Additional                                      Other
                                              Common       Paid-In       Retained       Treasury     Comprehensive
                                              Stock        Capital       Earnings         Stock      Income (Loss)     Total
                                              --------------------------------------------------------------------------------------
                                                                                (In Thousands)

Balances, May 31, 1996                           $95         $50,927      $23,617          $(1,498)       $(107)        $73,034
                                                                                                                     ---------------
     Net income                                    -               -        2,984                -            -           2,984
     Other comprehensive income,
        net of tax
           Translation adjustment                  -               -            -                -          (38)            (38)
                                                                                                                     ---------------
     Comprehensive income                                                                                                 2,946
                                                                                                                     ---------------
     Exercise of stock options
        (62,239 shares)                            -               -         (332)             588            -             256
     Tax effect of exercised stock options         -             (24)           -                -            -             (24)
                                              --------------------------------------------------------------------------------------
Balances, May 31, 1997                            95          50,903       26,269             (910)        (145)         76,212
     Net loss                                      -               -      (11,638)               -            -         (11,638)
     Other comprehensive income,
        net of tax
           Translation adjustment                  -               -            -                -         (378)           (378)
                                                                                                                     ---------------
     Comprehensive income                                                                                               (12,016)
                                                                                                                     ---------------
     Exercise of stock options
        (224,307 shares)                           1             555         (410)             910            -           1,056
                                              --------------------------------------------------------------------------------------
Balances, May 31, 1998                            96          51,458       14,221                -         (523)         65,252
     Net loss                                      -               -      (12,612)               -            -         (12,612)
     Other comprehensive income,
        net of tax
           Translation adjustment                  -               -            -              -            (32)            (32)
                                                                                                                     ---------------
     Comprehensive income                                                                                               (12,644)
                                                                                                                     ---------------
     Purchase of treasury stock
        (704,200 shares)                           -               -            -           (3,036)           -          (3,036)
     Exercise of stock options
        (49,156 shares)                            -             138          (42)              47            -             143
                                              --------------------------------------------------------------------------------------
Balances, May 31, 1999                           $96         $51,596       $1,567          $(2,989)       $(555)        $49,715
                                              ======================================================================================


See accompanying notes.

                             Matrix Service Company

                      Consolidated Statements of Cash Flows


                                                                                      Year ended May 31
                                                                     1999                    1998                    1997
                                                                 ------------------------------------------------------------
                                                                                        (In Thousands)

Operating activities
Net income (loss)                                                    $(12,612)               $(11,638)                $2,984
Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
         Depreciation and amortization                                  4,717                   5,134                  5,365
         Deferred income tax                                           (1,697)                 (2,039)                  (356)
         (Gain) loss on sale of equipment                                 632                     467                    (70)
          Noncash write-off of restructuring,
              impairment and abandonment costs                          6,344                  19,772                      -
         Changes in operating assets and
              liabilities increasing (decreasing)
              cash, net of effects of acquisitions:
                  Accounts receivable                                   2,775                   5,166                 (8,540)
                  Costs and estimated earnings
                       in excess of billings on
                       Uncompleted contracts                            6,799                  (2,858)                   773
                  Inventories                                           1,470                    (138)                  (840)
                  Prepaid expenses                                       (527)                    (77)                  (277)
                  Accounts payable                                     (2,445)                 (3,486)                 3,281
                  Billings on uncompleted
                       contracts in excess of costs
                       and estimated earnings                            (256)                    473                  1,972
                  Accrued expenses                                      5,957                  (2,484)                 1,203
                  Income taxes receivable/payable                       5,482                  (4,544)                   699
                  Other                                                    47                    (797)                   (15)
                                                                 -------------------------------------------------------------------
Net cash provided by operating activities                              16,686                   2,951                  6,179

Investing activities
Acquisition of property, plant and equipment                           (5,379)                 (2,577)                (5,802)
Acquisitions and investment in foreign joint
     venture, net of cash acquired                                       (637)                 (5,068)                (2,353)
Return of investment in foreign joint venture                               -                       -                    200
Proceeds from other investing activities                                  182                     652                    155
                                                                 -------------------------------------------------------------------
Net cash used in investing activities                                  (5,834)                 (6,993)                (7,800)

                             Matrix Service Company

                                                                                  Year ended May 31
                                                                 1999                    1998                    1997
                                                           ---------------------------------------------------------------------
                                                                                    (In Thousands)

Financing activities
Issuance of common stock                                        $     143               $   1,056               $    256
Purchase of treasury stock                                         (3,036)                      -                      -
Advances under bank credit agreement                                5,425                  11,750                  7,000
Repayments of bank credit agreement                               (12,925)                 (4,200)                (4,000)
Repayment of other notes                                              (17)                 (3,652)                (1,089)
Repayment of acquisition note                                         (62)                   (459)                  (529)
Issuance of acquisition note                                            -                     250                      -
Issuance of equipment lease                                             -                       -                     22
Issuance of equipment notes                                             4                      40                      -
Repayments of equipment notes                                         (23)                      -                    (23)
                                                           ---------------------------------------------------------------------
Net cash provided by (used in)
     financing activities                                         (10,491)                  4,785                  1,637
Effect of exchange rate changes on cash                                 5                     (14)                   (38)
                                                           ---------------------------------------------------------------------
Net increase (decrease) in cash and cash
     equivalents                                                      366                     729                    (22)
Cash and cash equivalents, beginning of year                        2,606                   1,877                  1,899
                                                           ---------------------------------------------------------------------
Cash and cash equivalents, end of year                          $   2,972               $   2,606                 $1,877
                                                           =====================================================================

Supplemental disclosure of cash flow information:
        Cash paid during the period for:
            Income taxes                                       $      477               $   1,064                 $1,706
            Interest                                                  967                   1,275                    545


See accompanying notes.

                             Matrix Service Company

                   Notes to Consolidated Financial Statements

                           May 31, 1999, 1998 and 1997


1. Summary of Significant Accounting Policies

Organization and Basis of Presentation

The consolidated financial statements present the accounts of Matrix Service Company ("Matrix") and its subsidiaries (collectively referred to as the "Company"). Subsidiary companies include Matrix Service, Inc., ("MSI"), Matrix Service Mid-Continent ("Mid-Continent), Matrix Service, Inc. - Canada ("Canada"), San Luis Tank Piping Construction, Inc. and Affiliates ("San Luis"), Brown Steel Contractors, Inc. and Affiliates ("Brown"), and Midwest Industrial Contractors, Inc. ("Midwest"). In 1998, Matrix purchased General Services Corporation and affiliates ("GSC") which was later merged into existing subsidiaries, see Note 2. In 1998, Matrix exited the Midwest operation, and is in the process of exiting Brown and San Luis in 1999, see Note 3. Intercompany transactions and balances have been eliminated in consolidation.

The Company operates primarily in the United States and has operations in Canada, Mexico and Venezuela. The Company's industry segments are Aboveground Storage Tank Services (AST), Construction Services, Plant Services, Municipal Water Services, and Fluid Catalytic Cracking Unit Services (FCCU).

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets and intangible assets, including goodwill, for impairment periodically whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Environmental Costs

Environmental liabilities are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities are based upon estimates of expected future costs without discounting.

Income Taxes

Deferred income taxes are computed using the liability method whereby deferred tax assets and liabilities are recognized based on temporary differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates.

Earnings per Common Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per common share is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes in average shares outstanding employee stock options which are dilutive (-0-, -0- and 368,413 shares in 1999, 1998 and 1997, respectively). All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

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

Comprehensive Income

In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. The Company has reclassified all years presented to reflect comprehensive income and its components in the consolidated statements of shareholders' equity.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Acquisition

On June 17, 1997, the Company acquired all of the outstanding common stock of GSC for up to $7.75 million, subject to certain adjustments. The purchase price consisted of $4.75 million in cash and a $0.25 million, prime rate (currently 8.25%) promissory note payable in 12 equal quarterly installments. In addition, the stockholders of GSC are entitled to receive in the future up to an additional $2.75 million in cash if GSC satisfies certain earnings requirements. The Company recorded $0.8 million and $0.9 million under this provision in fiscal 1999 and 1998, respectively. Under the provision of the contract the stockholders have the right to elect 70% of the earnout amount upon change of control of the Company. This transaction was accounted for as a purchase and resulted in approximately $4.0 million of goodwill and non-competition covenants. Operations of GSC are included in the accompanying financial statements from date of acquisition. Operations of GSC from June 1, 1997 to date of acquisition and for fiscal 1997 was not significant to the Company's reported results.

                             Matrix Service Company

                   Notes to Consolidated Financial Statements


3. Restructuring, Impairment and Abandonment Costs

During the third quarter of fiscal year 1998, the board of directors approved a plan whereby the Company would exit the operations of Midwest and discontinue to operate in the markets that Midwest has historically participated. The Company completed all open contracts and disposed of all assets. The Company abandoned this business entirely. During the years ended in fiscal 1998 and 1997, Midwest had operating losses of $3.4 million and $1.8 million, respectively.

Also during the third quarter of 1998, the Company adopted a board of directors approved plan to restructure operations to reduce costs, eliminate duplication of facilities and improve efficiencies. The plan included closing fabrication shops in Newark, Delaware and Rancocas, New Jersey and moving these operations to a more efficient and geographically centered facility in Bristol, Pennsylvania. Additionally, the Company closed a fabrication shop at Elkston, Maryland. The production from the Maryland facility, which was principally elevated water tanks, is now provided by the Company's Newnan, Georgia plant. (The facilities located in Delaware, New Jersey, Pennsylvania and Maryland were all leased facilities.) The Company sold real estate that was not being utilized in Mississauga, Canada, and also discontinued certain product lines that were no longer profitable.

As part of the 1998 restructuring plan the Company separately reviewed the operations of San Luis for impairment indicators as actual operating and cash flow results were less than projections for fiscal 1998, the principals in management, from whom the original business was purchased, left the employment of the company in early fiscal 1998, San Luis reputation in the industry had deteriorated and the business name was dissolved into Matrix. The operating income and cash flows from this business unit were not historically negative; however, there were significant concerns that future operations may not be positive. Based on these potential impairment indicators, an estimate of the undiscounted cash flows of the San Luis operations was made. This estimate indicated impairment and, as a result, the entire amount of the goodwill related to San Luis was written off.

Additionally, in evaluating the Company's Mayflower vapor seal operations, the operating income and cash flows from this business unit indicated that positive amounts were not attainable. Therefore, the businesses was completely abandoned in fiscal 1998, the goodwill written-off, and impaired assets abandoned and sold at their net realizable value. The operating results of Mayflower have not been significant to the Company's operations.

Employee termination costs associated with the reorganization and termination of all employees of Midwest and Mayflower were recognized and paid during fiscal 1998.

                             Matrix Service Company

                   Notes to Consolidated Financial Statements


3. Restructuring, Impairment and Abandonment Costs (continued)

Other reorganization costs in fiscal 1998 include the cost of travel related expenses for reorganization teams which proposed, planned and carried out the Company's restructuring plans, cost of a failed merger with ITEQ, Inc. and equipment moving.

In May 1999 the Company entered into a Letter of Intent with Caldwell Tanks, Inc. for the sale of Brown, a subsidiary acquired in 1994. In April 1999, the board of directors approved the Transaction and a Stock Purchase Agreement was executed on June 9, 1999. Based upon certain environmental concerns however, the structure of this transaction is being renegotiated as an asset sale with the Company retaining temporary ownership of the land and buildings until environmental remediation is completed. The Company expects this transaction to close in late August or early September 1999. During the years ended 1999 and 1998, Brown had operating losses of $4.0 million and $0.2 million, respectively. In 1997, Brown had operating income of $2.2 million.

Also, in May 1999 senior management approved and committed the Company to an exit plan related to the San Luis operations which were acquired in 1992. The exit plan specifically identified all significant actions to be taken to complete the exit plan, listed the activities that would not be continued, and outlined the methods to be employed for the disposition, with an expected completion date of March 2000. Management obtained board approval and immediately began development of a communication plan to the impacted employees under the Workers Adjustment and Retraining Notification Act ("WARN Act"). During the years ended 1999 and 1998, San Luis had operating loses of $1.8 million and $1.0 million, respectively. In 1997 San Luis had operating income of $0.7 million.

In June 1999, notices were given as required under the WARN Act and the Company announced that it would also pursue potential opportunities to sell San Luis.

As a result of these restructuring and closing operations, the Company recorded the following charges:

                                                    May 31
                                       1999                      1998
                                ----------------------- -----------------------
                                              (In Thousands)
Impairment:
     Midwest Goodwill                   $    -                  $14,555
     San Luis Goodwill                       -                    4,103
     Mayflower Goodwill                      -                      466
     Brown Goodwill                      2,333                        -
     Asset Impairment                    4,011                      648
Employee Termination                       205                      386
Environmental Reserves                   1,778                        -
Other Reorganization Costs               1,445                      798
                                ----------------------- -----------------------
Restructuring, impairment and
     abandonment costs                  $9,772                  $20,956
                                ======================= =======================

                             Matrix Service Company

                   Notes to Consolidated Financial Statements


3. Restructuring, Impairment and Abandonment Costs (continued)

In addition, the Company wrote down inventory held by Brown and San Luis by $1.0 million in fiscal 1999, which is included in cost of revenues.

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

                                                                          May 31
                                                               1999                    1998
                                                      ---------------------------------------------
                                                                   (In Thousands)
 Costs incurred and estimated earnings
      recognized on uncompleted contracts                      $151,739                $207,229
 Billings on uncompleted contracts                              150,554                 199,501
                                                      =============================================
                                                             $    1,185              $    7,728
                                                      =============================================
 Shown on balance sheet as:
      Costs and estimated earnings in excess
          of billings on uncompleted contracts               $    8,541               $  15,340
      Billings on uncompleted contracts in
          excess of costs and estimated earnings                  7,356                   7,612
                                                      ---------------------------------------------
                                                             $    1,185              $    7,728

                                                      =============================================

Approximately $3.7 million and $4.0 million of accounts receivable at May 31, 1999 and 1998, respectively, relate to billed retainages under contracts.

                             Matrix Service Company

                   Notes to Consolidated Financial Statements


5. Long-Term Debt

Long-term debt consists of the following:

                                               1999                 1998
                                         --------------------------------------
                                                  (In Thousands)

 Borrowings under bank credit facility:
      Revolving note                        $       -             $  5,500
      Term note                                 7,500                9,500

 Other                                            113                  211
                                         --------------------------------------
                                                7,613               15,211
 Less current portion                           2,092                2,105
                                         --------------------------------------
                                             $  5,521              $13,106
                                         ======================================

On March 1, 1998, the Company and a commercial bank entered into an amendment to a credit facility agreement originally established in 1994, whereby the Company may borrow a total of $30 million. The amended agreement provides for a $20 million revolving credit facility based on the level of the Company's eligible receivables. The agreement provides for an interest rate based on a prime or LIBOR option and matures on October 31, 1999. The credit facility also provides for a $10 million term loan, due February 29, 2003, payable in 60 equal payments beginning in March 1999. The interest rates for the revolver and the term loan at May 31, 1999 were 6.0% and 7.5%, respectively. The agreement requires maintenance of certain financial ratios, limits the amount of additional borrowings and prohibits the payment of dividends. The credit facility is secured by all accounts receivable, inventory, intangibles, and proceeds related thereto.

In conjunction with the term note, effective March 2, 1998, the Company entered into an interest rate swap agreement for an initial notional amount of $10 million with a commercial bank, effectively providing a fixed interest rate of 7.5% for the five-year period on the term note. The Company pays 7.5% interest and receives LIBOR plus 1 1/2%, calculated on the notional amount. The notional amount was $7.7 million at May 31, 1999. Net receipts or payments under the agreement are recognized as an adjustment to interest expense. The swap agreement expires in 2003. If LIBOR decreases, interest payments received and the market value of the swap position decrease.

                             Matrix Service Company

                   Notes to Consolidated Financial Statements


5. Long-Term Debt (continued)

The Company has outstanding letters of credit and letters of guarantee totaling $2.9 million which mature during 1999 and 2000.

Aggregate maturities of long-term debt for the years ending May 31 are as follows (in thousands), for each fiscal year: 2000 - $2,092; 2001 - $2,021; 2002 -$2,000, and 2003 - $1,500.

The carrying value of debt approximates fair value.

6. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

                      1999                 1998                 1997
                   -----------------------------------------------------------
                                      (In Thousands)

 Current:
      Federal           $  1,003             $(2,760)              $1,825
      State                  387                (961)                 443
      Foreign                307                  45                  218
                   -----------------------------------------------------------
                           1,697              (3,676)               2,486

 Deferred:
      Federal             (1,516)*            (1,963)                (121)
      State                  -                   (13)                (180)
      Foreign               (181)                (63)                 (55)
                   -----------------------------------------------------------
                          (1,697)             (2,039)                (356)
                   -----------------------------------------------------------
                        $    -               $(5,715)              $2,130
                   ===========================================================
* Net of valuation allowance of $3,373.

                             Matrix Service Company

                   Notes to Consolidated Financial Statements


6. Income Taxes (continued)

The difference between the expected tax rate and the effective tax rate is indicated below:

                                                  1999                 1998                 1997
                                         ------------------------------------------------------------
                                                             (In Thousands)

 Expected provision (benefit) for
      Federal income taxes
      at the statutory rate                    $(4,288)             $(5,900)              $1,739
 State income taxes, net of
      Federal benefit                             (255)                (642)                 290
 Charges without tax benefit,
      Primarily goodwill amortization              836                  827                  225
 Valuation allowance                             3,373                    -                    -
 Other                                             334                    -                 (124)
                                         ============================================================
 Provision for income taxes                    $     -              $(5,715)              $2,130
                                         ============================================================

Significant components of the Company's deferred tax liabilities and assets as of May 31, 1999 and 1998 are as follows:

                                         1999                    1998
                                    -----------------------------------------
                                             (In Thousands)
 Deferred tax liabilities:
      Tax over book depreciation        $2,478                  $4,878
      Other - net                          123                      71
                                    -----------------------------------------
 Total deferred tax liabilities          2,601                   4,949
 Deferred tax assets:
      Bad debt reserve                     826                      -
      Foreign insurance dividend           104                     275
      Vacation accrual                     248                     239
      Restructuring reserves             1,626                      -
      Noncompete amortization              481                     472
      Loss carryforward                  2,664                   1,377
      Other - net                           25                     889
      Valuation allowance               (3,373)                     -
                                    -----------------------------------------
 Total deferred tax assets               2,601                   3,252
                                    =========================================
 Net deferred tax liability             $    -                  $1,697
                                    =========================================

                             Matrix Service Company

                   Notes to Consolidated Financial Statements


7. Stockholders' Equity

The Company has adopted a 1990 Incentive Stock Option Plan (the "1990 Plan") and a 1991 Incentive Stock Option Plan (the "1991 Plan") to provide additional incentives for officers and other key employees of the Company. The Company has also adopted a 1995 Nonemployee Directors' Stock Option Plan (the "1995 Plan"). Under the 1990 and 1991 Plans, incentive and nonqualified stock options may be granted to the Company's key employees and nonqualified stock options may be granted to nonemployees who are elected for the first time as directors of the Company after January 1, 1991. Options generally become exercisable over a five-year period from the date of the grant. Under the 1995 Plan, qualified stock options are granted annually to nonemployee directors. Stock options granted under the 1995 Plan generally become exercisable over a two-year period from the date of the grant. Under each plan, options may be granted with durations of no more than ten years. The option price per share may not be less than the fair market value of the common stock at the time the option is granted. Shareholders have authorized an aggregate of 1,320,000, 900,000, and 250,000 options to be granted under the 1990, 1991, and 1995 Plans, respectively. Options exercisable total 679,267 and 803,211 at May 31, 1999 and 1998, respectively.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 4.01% to 6.62%; dividend yield of -0-%; volatility factors of the expected market price of the Company's stock of .326 to .860; and an expected life of the options of 2 to 5 years.

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

                             Matrix Service Company

                   Notes to Consolidated Financial Statements


7. Stockholders' Equity (continued)

The Statement's pro forma information from the options is as follows:


                                                             1999                  1998                 1997
                                                     --------------------------------------------------------------
                                                                           (In Thousands)

 Net income (loss) before stock options                     $(12,612)            $(11,638)               $2,984

 Compensation expense from stock options                         580                  362                   269
                                                     --------------------------------------------------------------
 Net income (loss)                                          $(13,192)            $(12,000)               $2,715
                                                     ==============================================================

 Pro forma earnings (loss) per common share:
          Basic                                          $    (1.40)          $    (1.26)             $    .29
          Diluted                                        $    (1.40)          $    (1.26)             $    .28

The effect of compensation expense from stock options on pro forma net income reflects the vesting of awards granted after June 1, 1995, the year in which the Pro Forma reporting requirements under SFAS 123 were adopted.

The following summary reflects option transactions for the past three years:

                                            Shares         Option Price Per Share
                                   ------------------------------------------------------------
Shares under option:
     Balance at May 31, 1996             1,521,556         $ .67           -   $6.25
        Granted                            113,000          5.88           -   7.875
        Exercised                          (62,239)          .67           -    6.25
        Canceled                           (47,313)         3.63           -    6.25
                                   ------------------------------------------------------------
     Balance at May 31, 1997             1,525,004        $  .67           -   7.875
        Granted                            530,500          6.75           -    8.00
        Exercised                         (224,307)          .67           -    6.25
        Canceled                          (170,540)        3.625           -    8.00
                                   ------------------------------------------------------------
     Balance at May 31, 1998             1,660,657        $  .67           -   $8.00
        Granted                            883,000          3.75           -   4.375
        Exercised                          (49,156)          .67           -    6.25
        Canceled                          (869,901)        3.625           -    8.00
                                   ============================================================
     Balance at May 31, 1999             1,625,300        $  .67           -   $7.75
                                   ============================================================


                             Matrix Service Company

                   Notes to Consolidated Financial Statements


8. Commitments

The Company is the lessee under operating leases covering real estate in Tulsa, Oklahoma; Bristol, Pennsylvania; Anaheim, California; Bay Point, California; Paso Robles, California; Bellingham, Washington; and Carson, California. The Paso Robles lessors are former stockholders of San Luis. The Company is also the lessee under operating leases covering office equipment. Future minimum lease payments are as follows: 2000 - $723,000, 2001 - $552,000, 2002 - $386,000, 2003
- $31,000, and 2004 - $31,000 and thereafter - $113,000. Rental expense was $1,257,000, $710,000 and $516,000 for the years ended May 31, 1999, 1998 and
1997, respectively. Rental expense on related party leases was $344,000, $157,000 and $149,000 for the years ended May 31, 1999, 1998 and 1997, respectively.

9. Other Financial Information

The Company provides specialized on-site maintenance and construction services for petrochemical processing and petroleum refining and storage facilities. The Company grants credit without requiring collateral to customers consisting of the major integrated oil companies, independent refiners and marketers, and petrochemical companies. Although this potentially exposes the Company to the risks of depressed cycles in oil and petrochemical industries, the Company's receivables at May 31, 1999 have not been adversely affected by such conditions. The Company did establish a bad debt reserve in the current year for construction service projects of $2.0 million as well as a reserve of $0.4 million for municipal water projects, as that segment is being exited.

Sales to one customer accounted for approximately 11% of the Company's revenues for the years ended May 31, 1999 and 1998. There were no sales to one customer in excess of 10% of revenues for the year ended May 31, 1997.

10. Employee Benefit Plan

The Company sponsors a defined contribution 401(k) savings plan (the "Plan") for all employees meeting length of service requirements. Participants may contribute an amount up to 15% of pretax annual compensation as defined in the Plan, subject to certain limitations in accordance with Section 401(k) of the Internal Revenue Code. Beginning on July 1, 1998, the Company matched contributions at 25% of the first 6% of employee contributions. The Company recognized cost relating to the plan of $0.3 million for the year ended May 31, 1999.

                             Matrix Service Company

                   Notes to Consolidated Financial Statements


11. Contingent Liabilities

The Company is insured for worker's compensation, auto, and general liability claims with deductibles for self-insured retention of $250,000, $25,000, and $250,000 per incident, respectively. Management estimates the reserve for such claims based on knowledge of the circumstances surrounding the claims, the nature of any injuries involved, historical experience, and estimates of future costs provided by certain third parties. Accrued insurance at May 31, 1999 represents management's estimate of the Company's liability at that date. Changes in the assumptions underlying the accrual could cause actual results to differ from the amounts reported in the financial statements.

The Company is a defendant in various legal actions and is vigorously defending against each of them. It is the opinion of management that none of such legal actions will have a material effect on the Company's financial position.

12. Segment Information

The Company has three reportable segments from operations which are continuing - Above Ground Storage Tank (AST) Services, Construction Services, and Plant Maintenance Services - as well as two reportable segments from exited operations
- Municipal Water Services and Fluid Catalytic Cracking Units (FCCU) Services. The AST Services division consists of five operating units that perform specialized on-site maintenance and construction services with related products for large petroleum storage facilities. The Construction Services division provides services to industrial process plants. The Plant Maintenance Services division specializes in performing "turnarounds," which involve complex, time-sensitive maintenance of the critical operating units of a refinery. The Municipal Water Services division consists of two operating units "Brown" and "San Luis," both of which have been exited (see footnote 3). The FCCU Services division consisted of one operating unit "Midwest" which was exited in the 3rd quarter of fiscal 1998 (see footnote 3).

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost and there is no inter-company profit or loss on intersegment sales or transfers.

The Company's reportable segments are business units that offer different services. The reportable segments are each managed separately because they require different expertise and resources for the services provided.

                             Matrix Service Company

                   Notes to Consolidated Financial Statements



12. Segment Information (continued)

---------------------------------------------------------------------------------------------------------------------------------
                             Matrix Service Company
                          Annual Results of Operations
                             ($ Amounts in millions)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                       Municipal
                                                    AST     Construction     Plant       Water          FCCU       Combined
                                                  Services    Services     Services    Services       Services       Total
---------------------------------------------------------------------------------------------------------------------------------
Year ended May 31, 1999
Revenues                                          112.6        22.9           29.9        45.1          0.5          211.0
Gross profit                                       12.9        (0.2)           3.8        (2.4)        (0.1)          14.0
Selling, general and administrative expenses        8.4         1.3            2.0         3.3          0.0           15.0
Restructuring, impairment & abandonment costs       0.0         0.0            0.0         9.8          0.0            9.8
Operating income (loss)                             3.9        (1.5)           1.8       (15.6)        (0.1)         (11.5)
Income (loss) before income tax expense             3.4        (1.6)           1.7       (16.1)         0.0          (12.6)
Net income (loss)                                   3.4        (1.6)           1.7       (16.1)         0.0          (12.6)
Identifiable assets                                52.9         8.1            6.7        20.5          0.0           88.2
Capital expenditures                                4.2         0.2            0.2         0.8          0.0            5.4
Depreciation expense                                2.5         0.2            0.3         1.0          0.0            4.0

Year ended May 31, 1998
Revenues                                          103.0        45.0           20.6        46.2         10.6          225.4
Gross profit                                       11.0         5.4            2.4         1.7         (1.9)          18.6
Selling, general and administrative expenses        6.8         1.1            1.6         2.7          0.7           12.9
Restructuring, impairment & abandonment costs       1.9         0.0            0.0         4.1         15.0           21.0
Operating income (loss)                             1.8         4.3            0.8        (5.3)       (17.9)         (16.3)
Income (loss) before income tax expense             1.5         4.2            0.7        (5.4)       (18.3)         (17.3)
Net income (loss)                                   1.2         2.5            0.4        (4.8)       (10.9)         (11.6)
Identifiable assets                                61.9        13.7            7.7        29.4          0.0          112.7
Capital expenditures                                1.7         0.2            0.4         0.3          0.0            2.6
Depreciation expense                                2.5         0.2            0.3         1.1          0.2            4.3

Year ended May 31, 1997
Revenues                                           71.7        23.1           19.8        52.0         16.5          183.1
Gross profit                                        6.8         2.4            2.2         6.0          0.0           17.4
Selling, general and administrative expenses        4.6         0.9            1.3         2.9          1.4           11.1
Restructuring, impairment & abandonment costs       0.0         0.0            0.0         0.0          0.0            0.0
Operating income (loss)                             2.0         1.5            0.9         2.9         (1.8)           5.5
Income (loss) before income tax expense             2.1         1.4            0.8         2.7         (1.9)           5.1
Net income (loss)                                   1.4         0.8            0.5         1.6         (1.3)           3.0
Identifiable assets                                39.0        12.5            7.7        34.4         23.3          116.9
Capital expenditures                                1.8         1.0            1.6         1.3          0.1            5.8
Depreciation expense                                2.6         0.2            0.3         1.1          0.3            4.5

                             Matrix Service Company

                   Notes to Consolidated Financial Statements


12. Segment Information (continued)

Geographical information is as follows:

                                                                      Revenues                         Long Lived Assets
                                                           -------------------------------     ----------------------------------
                                                               1999              1998              1999                1998
                                                           ------------- --- -------------     -------------- ---- --------------

                       Domestic                               207.7             222.3              26.6                38.6
                       International                            3.3               3.1               2.9                 3.1
                                                           ------------- --- -------------     -------------- ---- --------------

                                                              211.0             225.4              29.5                41.7
                                                           ============= === =============     ============== ==== ==============


                             Matrix Service Company

                      Quarterly Financial Data (Unaudited)



Summarized quarterly financial data are as follows:

                                                          First              Second              Third              Fourth
                    1999                                 Quarter            Quarter             Quarter            Quarter
----------------------------------------------------------------------------------------------------------------------------------
                                                                      (In Thousands except per share amounts)
Revenues                                                      51,158             55,399              47,074             57,366
Gross profit                                                   4,989              4,878               3,136                982
Net income (loss)                                                837              1,023                (333)           (14,139)

Net  income (loss) per common share data:
         Basic          - net income (loss)                      .09                .11                (.03)             (1.49)
         Diluted        - net income (loss)                      .09                .10                (.03)             (1.49)


                    1998
----------------------------------------------------

Revenues                                                      49,519             62,017              55,449             58,443
Gross profit                                                   4,742              5,142               3,298              5,407
Net income (loss)                                                769                953             (14,657)             1,297

Net  income (loss) per common share data:
         Basic          - net income (loss)                      .09                .11               (1.55)               .13
         Diluted        - net income (loss)                      .09                .11               (1.55)               .13

Note: The summarized quarterly financial data for 1999 has been restated from previously reported amounts in the Company's originally filed quarterly reports on Form 10-Q for the first, second and third quarters of fiscal 1999 to reflect Midwest's operating activities as continuing operations. (See Note 3 to the accompanying financial statements)

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                            Matrix Service Company

                                 May 31, 1999


------------------------------------------------------------------------------------------------------------------------------------
                               COL. A                        COL. B                 COL. C                   COL. D       COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Additions
                                                                       ------------------------------------
                                                                                            Charged to
                                                           Balance at   Charged to            Other                       Balance
                                                            Beginning    Costs and          Accounts-      Deductions-    at End
                            Description                     of Period    Expenses            Describe       Describe     of Period
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      (Amounts in Thousands

Year ended May 31, 1999: Deducted from assets accounts:
      Allowance for doubtful accounts                       $       -       $2,464                          $       -       $2,464
      Reserve for deferred tax assets                               -        3,373                                  -        3,373
                                                       ----------------------------------------------------------------------------
Total                                                       $       -       $5,837                          $       -       $5,837
                                                       ============================================================================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

                                   PART III

The information called for by Part III of Form 10-K (consisting of Item 10 -- Directors and Executive Officers of the Registrant. Item 11 -- Executive Compensation, Item 12 -- Security Ownership of Certain Beneficial Owners and Management and Item 13 -- Certain Relationships and Transactions), of the Company," is incorporated by reference from the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

                                     PART IV

  Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements of the Company

The following financial statements are filed as a part of this report under "Item 8 - Financial Statements and Supplementary Data":

      Report of Independent Auditors                                                                                24

      Consolidated Balance Sheets as of May 31, 1999 and 1998.                                                      25

      Consolidated Statements of Operations for the years ended May 31,
          1999, 1998 and 1997.                                                                                      27

      Consolidated Statements of Changes in Stockholders' Equity for the
          years ended May 31, 1999, 1998 and 1997.                                                                  28

      Consolidated Statements of Cash Flows for the years ended May 31,
          1999, 1998 and 1997.                                                                                      29

      Notes to Consolidated Financial Statements                                                                    31

      Quarterly Financial Data (Unaudited)                                                                          46

      Schedule II - Valuation and Qualifying Accounts                                                               47

Financial Statement Schedules

The following financial statement schedule is filed as a part of this report under "Schedule II" immediately preceding the signature page: Schedule II - Valuation and Qualifying Accounts for the three fiscal years ended May 31, 1999. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

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
                              Stock Option Plan (Exhibit 4.3 to the Company's
                              Registration Statement on Form S-8 (File No. 333-
                              2771), filed April 24, 1996 is hereby incorporated by reference).

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

          *         10.18     Interest Rate Swap Agreement, dated February 26,
                              1998 between Matrix Service Company and Bank One,
                              Oklahoma, N.A.

                    10.19 Fourth Amendment to Credit Agreement, dated October 22, 1998, by and among the Company and its subsidiaries, and Bank One, Oklahoma, N.A.

          *         10.20     Amended and Restated Security Agreement, dated
                              October 22, 1998, by and the Company and its subsidiaries, and Bank One, Oklahoma, N.A.

          *         10.21     Fifth Amendment to Credit Agreement, dated
                              October 22, 1998, by and among the Company and its subsidiaries and Bank One, Oklahoma, N.A.

          *         10.22     Stock Purchase Agreement by and among Caldwell
                              Tanks Alliance, LLC, Caldwell Tanks, Inc., Brown
                              Steel Contractors, Inc., Georgia Steel Acquisition
                              Corp. and Matrix Service Company, dated June 9,
                              1999.

          *         11.1      Computation of Per Share Earnings.

          *         21.1      Subsidiaries of Matrix Service Company.

          *         23.1      Consent of Ernst & Young LLP.

          *         27.1      Financial Data Schedule.


-------------------------

*  Filed herewith.

+  Management Contract or Compensatory Plan.

Reports on Form 8-K

None

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Matrix Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Matrix Service Company

Date:  August 27, 1999              /s/Bradley S. Vetal
                                    ---------------------------------------
                                    Bradley S. Vetal, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                    Signatures                                    Title                                 Date
                    ----------                                    -----                                 ----

/s/ Bradley S. Vetal                                        Bradley S. Vetal                       August 27, 1999
--------------------------------------------             President and Director
Bradley S. Vetal                                      (Principal Executive Officer)


/s/ Michael J. Hall                                          Michael J. Hall                       August 27, 1999
--------------------------------------------             Chief Financial Officer
Michael J. Hall                                                 and Director
                                                          (Principal Financial and
                                                             Accounting Officer)



 /s/ Hugh E. Bradley                                            Director                           August 27, 1999
------------------------------------------
Hugh E. Bradley

 /s/ Robert A. Peterson                                         Director                           August 27, 1999
------------------------------------------
Robert A. Peterson

/s/ John S. Zink                                                Director                           August 27, 1999
---------------------------------------------
John S. Zink