Form 10-Q
period 1999-08-31
MATRIX SERVICE CO
filed 1999-10-07
CIK 866273

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

  (X)            Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                For the quarterly period ended August 31, 1999
                                               ---------------
                                      or

  ( )         Transition Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

           For the transition period from  __________ to __________


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

      Registrant's telephone number, including area code:  (9l8) 838-8822

  Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X     No
                                                 -----      -----

  As of October 6, 1999, there were 9,642,638 shares of the Company's common stock, $.0l par value per share, issued and 8,950,438 shares outstanding.

================================================================================

                                     INDEX


PART I         FINANCIAL INFORMATION                                   PAGE NO.
               ---------------------                                   --------

 ITEM 1.       Financial Statements (Unaudited)

               Consolidated Statements of Income for the Three Months
                  Ended August 31, 1999 and 1998 .....................    1

               Consolidated Balance Sheets August 31, 1999 and
                  May 31, 1999 .......................................    2

               Consolidated Statements of Cash Flow for the Three
                  Months Ended August 31, 1999 and 1998 ..............    4

               Notes to Consolidated Financial Statements                 6

 ITEM 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ................    8

 ITEM 3.       Quantitative and Qualitative Disclosures about
                  Market Risk.........................................   N/A

PART II        OTHER INFORMATION
               -----------------

 ITEM 1.       Legal Proceedings......................................   N/A

 ITEM 2.       Changes in Securities..................................   N/A

 ITEM 3.       Defaults Upon Senior Securities........................   N/A

 ITEM 4.       Submission of Matters to a Vote of Security Holders....   N/A

 ITEM 5.       Other Information......................................   N/A

 ITEM 6.       Exhibits and Reports on Form 8-K.......................   13

Signatures     .......................................................   13

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                            Matrix Service Company
                       Consolidated Statements of Income
                (in thousands, except share and per share data)



                                                                     Three Months
                                                                        Ended
                                                                      August 31
                                                                     (unaudited)
                                                     --------------------------------------------

                                                             1999                      1998
                                                     -----------------         ------------------
Revenues                                                    $   47,507                 $   51,158
Cost of revenues                                                41,741                     46,169
                                                     -----------------         ------------------

Gross profit                                                     5,766                      4,989
Selling, general and administrative expenses                     3,544                      3,332
Goodwill and non-compete amortization                               88                        163
                                                     -----------------         ------------------

Operating income                                                 2,134                      1,494

Other income (expense):
    Interest expense                                              (111)                      (377)
    Interest income                                                 21                        257
    Other                                                          (39)                        76
                                                     -----------------         ------------------
Income before income tax expense                                 2,005                      1,450
Provision for federal, state and
    Foreign income tax expense                                      --                        613
                                                     -----------------         ------------------

Net income                                                  $    2,005                 $      837
                                                     =================         ==================



Earnings per share of common stock:
   Basic                                                         $0.22                      $0.09
   Diluted                                                       $0.22                      $0.09

Weighted average number of common shares:
   Basic                                                     8,945,587                  9,524,685
   Diluted                                                   9,025,249                  9,661,972



                See Notes to Consolidated Financial Statements

                            Matrix Service Company
                          Consolidated Balance Sheets
                                (in thousands)

                                                         August 31,                  May 31,
                                                     --------------------------------------------
                                                           1999                       1999
                                                     -----------------         ------------------
ASSETS:                                                (unaudited)

Current assets:
    Cash and cash equivalents                               $      824                 $    2,972
    Accounts receivable, less allowances
       (August 31 -  $2,464 May 31 - $2,464)                    27,085                     34,390
    Brown sales proceeds receivable                              6,244                         --
    Costs and estimated earnings in excess
       of billings on uncompleted contracts                      8,239                      8,541
    Inventories                                                  2,933                      3,042
    Assets held for disposal                                        --                      8,556
    Income tax receivable                                          103                        104
    Prepaid expenses                                             3,024                      1,051
                                                     -----------------         ------------------

Total current assets                                            48,452                     58,656

Property, plant and equipment at cost:

    Land and buildings                                           9,642                      9,645
    Construction equipment                                      15,675                     15,562
    Transportation equipment                                     6,212                      6,144
    Furniture and fixtures                                       2,438                      2,449
    Construction in progress                                     3,742                      2,385
                                                     -----------------         ------------------

                                                                37,709                     36,185
       Less accumulated depreciation                            18,833                     17,971
                                                     -----------------         ------------------

Net property, plant and equipment                               18,876                     18,214

Goodwill, net of accumulated amortization of
    $1,847 and $1,753 at August 31 and
    May 31, respectively                                        11,061                     11,122
Other assets                                                     3,151                        228
                                                     -----------------         ------------------

Total assets                                                $   81,540                 $   88,220
                                                     =================         ==================


                See Notes to Consolidated Financial Statements

                            Matrix Service Company
                          Consolidated Balance Sheets
                                (in thousands)

                                                         August 31,                  May 31,
                                                     --------------------------------------------
                                                           1999                       1999
                                                     -----------------         ------------------
                                                         (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:

    Accounts payable                                        $    3,370                 $    9,805
    Billings on uncompleted contracts in
       excess of costs and estimated earnings                    7,988                      7,356
    Accrued insurance                                            4,674                      4,541
    Accrued environmental reserves                               1,490                      1,778
    Earnout payable                                                727                        727
    Income taxes payable                                           300                        307
    Other accrued expenses                                       3,546                      6,378
    Current portion of long-term debt                            2,090                      2,092
                                                     -----------------         ------------------

Total current liabilities                                       24,185                     32,984

   Long-term debt                                                5,676                      5,521

Stockholders' equity:

    Common stock                                                    96                         96
    Additional paid-in capital                                  51,596                     51,596
    Retained earnings                                            3,539                      1,567
    Accumulated other comprehensive income                        (599)                      (555)
                                                     -----------------         ------------------

                                                                54,632                     52,704
    Less:  Treasury stock, at cost                              (2,953)                    (2,989)
                                                     -----------------         ------------------

Total stockholders' equity                                      51,679                     49,715
                                                     -----------------         ------------------


Total liabilities and stockholders' equity                  $   81,540                 $   88,220
                                                     =================         ==================


                See Notes to Consolidated Financial Statements

                            Matrix Service Company
                       Consolidated Cash Flow Statements
                                (in thousands)

                                                                Three Months Ended
                                                                     August 31,
                                                                    (unaudited)
                                                     --------------------------------------------
                                                           1999                       1998
                                                     -----------------         ------------------
Cash flow from operating activities:

   Net income                                               $    2,005                 $      837
   Adjustments to reconcile net income to
         net cash provided by operating activities:
   Depreciation and amortization                                 1,080                      1,244
   Deferred income taxes                                            -                         242
   (Gain) loss on sale of equipment                                  2                        (46)
   Changes in current assets and liabilities
         increasing (decreasing) cash:
       Accounts receivable                                       6,383                        746
       Costs and estimated earnings in excess
         of billings on uncompleted contracts                     (750)                     2,551
       Inventories                                                 966                       (382)
       Prepaid expenses                                         (1,973)                       254
       Accounts payable                                         (6,435)                    (2,487)
       Billings on uncompleted contracts in
          excess of costs and estimated earnings                   632                        364
       Accrued expenses                                         (2,621)                    (2,171)
       Income taxes receivable/payable                              (6)                     1,286
       Other                                                         3                         42
                                                     -----------------         ------------------

    Net cash provided (used) by operating activities              (714)                     2,480

Cash flow from investing activities:
    Capital expenditures                                        (1,576)                      (613)
    Proceeds from sale of equipment                                  3                         67
                                                     -----------------         ------------------

          Net cash used in investing activities             $   (1,573)                $     (546)



                See Notes to Consolidated Financial Statements

                            Matrix Service Company
                       Consolidated Cash Flow Statements
                                (in thousands)

                                                                 Three Months Ended
                                                                     August 31,
                                                                    (unaudited)
                                                     --------------------------------------------
                                                           1999                       1998
                                                     -----------------         ------------------

Cash flows from financing activities:

    Repayment of acquisition payables                       $      (16)                $      (16)
    Repayment of equipment notes                                    (6)                        (5)
    Issuance of long-term debt                                   9,950                         -
    Repayments of long-term debt                                (9,775)                      (500)
    Purchase of treasury stock                                      -                        (985)
    Issuance of stock                                                3                        139
                                                     -----------------         ------------------

       Net cash provided (used) in financing                       156                     (1,367)
        activities
       Effect of exchange rate changes on cash                     (17)                       (62)
                                                     -----------------         ------------------

Increase (Decrease) in cash and cash equivalents                (2,148)                       505

Cash and cash equivalents at beginning of period                 2,972                      2,606
                                                     -----------------         ------------------

Cash and cash equivalents at end of period                  $      824                 $    3,111
                                                     =================         ==================


                See Notes to Consolidated Financial Statements

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Matrix Service Company ("Matrix") and its subsidiaries, all of which are wholly owned. All significant inter-company balances and transactions have been eliminated in consolidation.

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

The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended May 3l, 1999, included in Matrix's Annual Report on Form 10-K for the year then ended. Matrix's business is seasonal; therefore, results for any interim period may not necessarily be indicative of future operating results.

  NOTE B - SEGMENT INFORMATION

  Matrix operates primarily in the United States and has operations in Canada and Venezuela. Matrix's industry segments are Aboveground Storage Tank (AST) Services, Construction Services, Plant Services, Municipal Water Services, and Fluid Catalytic Cracking Unit (FCCU) Services.


                                                Matrix Service Company
                                           1st Quarter Results of Operations
                                                ($ Amounts in millions)
----------------------------------------------------------------------------------------------------------------------
                                                                                   Municipal
                                            AST       Construction      Plant        Water          FCCU      Combined
                                         Services       Services      Services     Services       Services      Total

----------------------------------------------------------------------------------------------------------------------

Three Months ended August 31, 1999
Gross revenues                               27.1               1.5        8.9           10.9           0.0       48.4
Less: Inter-segment revenues                 (0.1)              0.0       (0.6)          (0.2)          0.0        0.9
Consolidated revenues                        27.0               1.5        8.3           10.7           0.0       47.5
Gross profit                                  4.5              (0.1)       0.9            0.6          (0.1)       5.8
Operating income (loss)                       2.3              (0.5)       0.4            0.0          (0.1)       2.1
Income (loss) before income tax expense       2.2              (0.5)       0.4            0.0          (0.1)       2.0
Net income (loss)                             2.2              (0.5)       0.4            0.0          (0.1)       2.0

Identifiable assets                          51.5               5.2        4.9           19.9           0.0       81.5
Capital expenditures                          1.1               0.2        0.3            0.0           0.0        1.6
Depreciation expense                          0.7               0.1        0.1            0.1           0.0        1.0

Three Months ended August 31, 1998
Gross revenues                               27.4               4.7        6.6           12.7           0.5       51.9
Less: Inter-segment revenues                  0.0               0.0       (0.6)          (0.1)          0.0       (0.7)
Consolidated revenues                        27.4               4.7        6.0           12.6           0.5       51.2
Gross profit                                  4.0               0.5        0.7           (0.1)         (0.1)       5.0
Operating income (loss)                       2.1               0.3        0.1           (0.9)         (0.1)       1.5
Income (loss) before income tax expense       2.0               0.3        0.1           (0.9)          0.0        1.5
Net income (loss)                             1.1               0.2        0.1           (0.6)          0.0        0.8

Identifiable assets                          62.3               8.5        6.8           30.3           0.0      107.9
Capital expenditures                          0.3               0.1        0.1            0.1           0.0        0.6
Depreciation expense                          0.6               0.1        0.1            0.3           0.0        1.1


  NOTE C - REPORTING ACCUMULATED OTHER COMPREHENSIVE LOSS

  For the quarter ended August 31, 1999, total comprehensive loss was $44 thousand as compared to $280 thousand for the same three month period ended August 31, 1998. Other comprehensive loss and accumulated other comprehensive loss consisted of foreign currency translation adjustments.

  NOTE D - INCOME TAXES

  For the quarter ended August 31, 1999, a provision for income taxes was offset by the benefit of operating loss carryforwards for which a valuation allowance was provided at May 31, 1999 as required under Statement of Financial Accounting Standards No 109.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Certain matters discussed in this report, include forward-looking statements. Matrix is making these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

Such statements are subject to a number of uncertainties that could cause actual results to differ materially from any results projected, forecasted, estimated, or budgeted, including the following:

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

 .  Fluctuations in quarterly results.

Results of Operations

AST Services 1999 vs. 1998

Revenues for AST Services in the quarter ended August 31, 1999 were relatively flat at $27.1 million, decreasing $0.3 million or 1.1% over the quarter ended August 31, 1998. Gross margin for the quarter ended August 31, 1999 of 16.6% was better than the 14.6% produced for the quarter ended August 31, 1998 as a direct result of higher margin lump sum work combined with better execution of job plans. These margin improvements along with the increased sales volumes resulted in gross profit for the quarter ended August 31, 1999 of $4.5 million exceeding the $4.0 million for the quarter ended August 31, 1998 by $0.5 million, or 12.5%.

Selling, general and administrative costs as a percent of revenues increased to 7.3% in the quarter ended August 31, 1999 vs. 6.3% in the quarter ended August 31, 1998 primarily as a result of increased salary and wages, increased professional services costs and increased information technology costs associated with the new enterprise-wide management information system discussed in the "Year 2000 Compliance" section.

Operating income and income before income tax expense for the quarter ended August 31, 1999 of $2.3 million and $2.2 million respectively, was slightly better than the $2.1 million and $2.0 million respectively produced in the quarter ended August 31, 1998, primarily the result of the improvements in gross profit offset by the increase in selling, general and administrative expenses discussed above. No tax expense was recognized in the quarter ended August 31, 1999 as discussed in Note D - Income Taxes.

Construction Services 1999 vs. 1998

Revenues for Construction Services in the quarter ended August 31, 1999 were $1.5 million, compared to $4.7 million in the comparable quarter of the prior year, a decrease of $3.2 million or 68.1%. Gross margin for the quarter ended August 31, 1999 of (6.7%) was also significantly less than the 10.6% produced for the quarter ended August 31, 1998 as a direct result the lack of significant work to cover the fixed cost structure in place for Construction Services. These margin declines along with the decreased sales volumes resulted in gross profit for the quarter ended August 31, 1999 of ($0.1) million, $0.6 million less than the $0.5 million in the quarter ended August 31, 1998.

Operating loss and loss before income tax expense for the quarter ended August 31, 1999 of ($0.5) million and ($0.5) million respectively, was significantly worse than the $0.3 million and $0.3 million respectively produced in the quarter ended August 31, 1998, primarily the result of the lack of significant work discussed above. No tax expense is recognized in the quarter ended August 31, 1999 as discussed in Note D - Income Taxes.

Plant Services 1999 vs. 1998

Revenues for Plant Services in the quarter ended August 31, 1999 were significantly higher at $8.9 million, increasing $2.3 million or 34.8% over the $6.6 million in revenues for the quarter ended August 31, 1998. Gross margin for the quarter ended August 31, 1999 of 10.1% was worse than the 10.6% produced for the quarter ended August 31, 1998 as a direct result of a less favorable mix of the type of work performed. However, the increased sales volumes resulted in gross profit for the quarter ended August 31, 1999 of $0.9 million exceeding the $0.7 million gross profit in the quarter ended August 31, 1998 by $0.2 million, or 28.6%.

Operating income and income before income tax expense for the quarter ended August 31, 1999 of $0.4 million and $0.4 million respectively, was slightly better than the $0.1 million and $0.1 million respectively produced in the quarter ended August 31, 1998, primarily the result of the higher sales volumes discussed above. No tax expense is recognized in the quarter ended August 31, 1999 as discussed in Note D - Income Taxes.

Exited Operations
-----------------

On March 24, 1999, Matrix entered into a Letter of Intent with Caldwell Tanks, Inc. ("Caldwell") for the sale of Brown Steel Contractors, Inc., ("Brown") a subsidiary acquired in 1994. In April 1999, the Board of Directors approved the transaction and a Stock Purchase Agreement was executed on June 9, 1999. Based upon certain environmental concerns the structure of this transaction was renegotiated as an asset sale with Matrix retaining temporary ownership of the land and buildings until environmental remediation is completed.

On August 31, 1999, Matrix sold the assets and the business of Brown to Caldwell for cash in the amount of $4.3 million and the assumption by the buyer of ongoing construction contracts ("Work-in-Process Contracts") and certain environmental liabilities of $0.4 million. Excluded from the assets sold were cash, accounts receivable, real estate and buildings and other miscellaneous assets. Included in the assets sold was all inventory of the subsidiaries, net of $0.7 million used as work-in-process. The cash amount paid at closing is subject to adjustment after the closing based upon the relationship of future billings and the cost to complete the Work-in-Process Contracts which was approximately $1.9 million payable to Matrix as of August 31, 1999. The buyer has a three-year right to lease and an option to acquire the real estate and buildings at a specified price of $2.2 million, and is obligated to acquire, at the same specified price, if Matrix is able to satisfy specified environmental
clean-up measures within the three-year period.   The estimated cost of the
clean-up has been accrued, and management believes these clean-up measures will be satisfied within the specified period.

Matrix has agreed with the buyer not to compete in that business for five years. For the fiscal years ended May 31, 1997, 1998 and 1999, Brown accounted for 19.8%, 14.4% and 15.9%, respectively, of Matrix's total revenues, and 19.0%, 20.2% and 17.7%, respectively, of Matrix's total assets.

Also, in May 1999 senior management approved and committed Matrix to an exit plan related to the San Luis Tank & Piping Construction, Inc. ("SLT") operations which were acquired in 1991. The exit plan specifically identified all significant actions to be taken to complete the exit plan, listed the activities that would not be continued, and outlined the methods to be employed for the disposition, with an expected completion date of March 2000. Management obtained Board approval and immediately began development of a communication plan to the impacted employees under Workers Adjustment and Retraining Notification Act ("WARN Act").

In June 1999, notices were given as required under the WARN Act and Matrix announced that it would also pursue potential opportunities to sell SLT.

Municipal Water Services 1999 vs. 1998

Municipal Water Services consists of Brown (which was sold on August 31, 1999) and SLT which is being shut down as discussed above. The only activity for the quarter ending August 31, 1999 consisted of completing open contracts which had been appropriately recorded as loss jobs in prior periods. As a result, revenues for Municipal Water Services for the quarter ending August 31, 1999 were $10.9 million versus the $12.7 million for the quarter ending August 31, 1998. There was no operating income or net income for the quarter ending August 31, 1999 versus an operating loss and net loss of ($0.9) million and ($0.6) million, respectively for the quarter ending August 31, 1998.

FCCU Services 1999 vs. 1998

Midwest was exited in February 1998 and there was no significant FCCU activity for the quarters ending August 31, 1999 or August 31, 1998.

Financial Condition & Liquidity

Matrix's cash and cash equivalents totaled approximately $0.8 million at August 31, 1999 and $3.0 million at May 31, 1999.

Matrix has financed its operations recently with cash generated by operations and advances under a credit agreement. Matrix has a credit agreement with a commercial bank under which a total of $30.0 million may be borrowed. Matrix may borrow up to $20.0 million on a revolving basis based on the level of Matrix's eligible receivables. Revolving loans bear interest at a Prime Rate or a LIBOR based option, and mature on October 31, 2000. At August 31, 1999, $0.7 million was outstanding under the revolver at an interest rate of 6.5%. The credit agreement also provides for a term loan up to $10.0 million. On March 2, 1998, a term loan of $10.0 million was made to Matrix. The term loan is due on February 28, 2003 and is to be repaid in 60 equal payments beginning in March 1998 at an interest rate based upon the Prime Rate or a LIBOR Option. At August 31, 1999 the balance outstanding on the term loan was $7.0 million. In conjunction with the term loan Matrix entered into an Interest Rate Swap Agreement with a commercial bank, effectively providing a fixed interest rate of 7.5% for the five-year period of the term loan. On September 3, 1999, the commercial bank paid Matrix to unwind the Swap Agreement and Matrix began pre-paying on the term loan with the proceeds from the Brown sale.

Operations of Matrix used $0.7 million of cash for the quarter ended August 31, 1999 as compared with providing $2.4 million of cash for the quarter ended August 31, 1998, representing a decrease of approximately $3.1 million. The decrease was due primarily to changes in net working capital.

Capital expenditures during the quarter ended August 31, 1999 totaled approximately $1.6 million. Of this amount, approximately $0.8 million was used to purchase transportation equipment for field operations, and approximately $0.5 million was used to purchase welding, construction, and fabrication equipment. Matrix has invested approximately $0.3 million in office equipment furniture and fixtures during the quarter, which includes approximately $0.1 million invested for a new enterprise wide management information system. Matrix has budgeted approximately $6.3 million for capital expenditures for fiscal 2000. Of this amount, approximately $1.4 million would be used to purchase transportation equipment for field operations, and approximately $2.7 million would be used to purchase welding, construction, and fabrication equipment. A 6,000 square foot expansion is planned for the Port of Catoosa fabrication facility at a cost of approximately $0.7 million and an additional $0.8 million is anticipated to be spent on the enterprise wide management information system. Matrix expects to be able to finance these expenditures with operating cash flow and borrowings under the credit agreement.

Matrix believes that its existing funds, amounts available from borrowings under its existing credit agreement and cash generated by operations will be sufficient to meet the working capital needs through fiscal 2000 and for the foreseeable time thereafter unless significant expansions of operations not now planned are undertaken, in which case Matrix would need to arrange additional financing as a part of any such expansion. Excess funds will continue to be used to pre-pay the term loan.

The preceding discussion contains forward-looking statements including, without limitation, statements relating to Matrix's plans, strategies, objectives, expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements contained in the financial condition and liquidity section are based on certain assumptions which may vary from actual results. Specifically, the capital expenditure projections are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the successful remediation of environmental issues relating to the Brown sale and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the successful remediation of the remaining Brown property.

Outlook

For the balance of the year, management will continue to evaluate those businesses that are negatively impacting Matrix's operating performance. The current backlog in the Construction Services Division suggests that the second quarter could also be impacted with lower sales volumes. The International Division has experienced some difficulty with its Venezuelan operations due to cost overruns.

The strengthening experienced in Matrix's AST Services Division in the latter part of the first quarter should continue as our customer's maintenance budgets are spent during the last four months of the calendar year. It is unclear, however, whether or not these maintenance budgets will be approved at levels comparable, greater, or lower in the upcoming calendar year of 2000. Management believes that its strategic alliances put Matrix in a more favorable position than our competition if budgets are reduced or increased.

Environmental

Matrix is a participant in certain environmental activities in various stages involving assessment studies, cleanup operations and/or remedial processes.

An environmental assessment was conducted at the Newnan, Georgia facilities of Brown upon execution of a Letter of Intent on March 24, 1999 to sell Brown to Caldwell. The assessment turned up a number of deficiencies relating to storm
water permitting, air permitting and waste handling and disposal.   An
inspection of the facilities also showed friable asbestos that needed to be removed. In addition, Phase II soil testing indicated a number of VOC's, SVOC's and metals above the State of Georgia notification limits. Ground water testing also indicated a number of contaminants above the State of Georgia notification limits.

Appropriate State of Georgia agencies have been notified of the findings and corrective and remedial actions have been completed, are currently underway, or plans for such actions have been submitted to the State of Georgia for approval. The current estimated cost for cleanup and remediation is $1.2 million, all of which has been accrued at August 31, 1999. Additional testing, however, could result in greater costs for cleanup and remediation than is currently accrued. Matrix still retains ownership of $2.2 million in land and buildings following the sale of Brown on August 31, 1999, which is expected to be sold to Caldwell after successful remediation of the property.

Matrix is in the process of closing down or selling its SLT and West Coast Industrial Coatings, Inc. subsidiaries. Although Matrix does not own the land or building, it would be liable for any environmental exposure while operating at the facility, a period from June 1, 1991 to the present. At the present time, the environmental liability that could result from testing of this property is unknown.

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

Matrix has minimal external interface systems; however, communications have been initiated with significant suppliers and large customers to determine the extent to which these companies are addressing year 2000 compliance. In connection with this activity, Matrix has processed approximately 250 letters and questionnaires with external parties. As of August 31, 1999, approximately 75 percent of the companies contacted have responded and all of these have indicated that they are already compliant or will be compliant on a timely basis.

The anticipated cost of the year 2000 effort has been estimated at $200,000 and is being funded through operating cash flows. Of the total project cost, 40% is attributable to the purchase of new systems, which will be capitalized. The remaining 60% will be expensed as incurred, is not expected to have a material effect on the results of operations. As of August 31, 1999, expended project costs were approximately $160,000. Matrix estimates any future costs will not exceed $40,000.

Despite the best planning and execution efforts, Matrix is working from the premise that some issues will not be uncovered, and that some issues that are uncovered will not be successfully resolved. In an effort to manage and mitigate this risk exposure, Matrix has developed a risk management and contingency plan for its critical operations.

In addition to Matrix's remediation strategy, a new enterprise-wide management information system has been purchased as a replacement for the core financial and operational systems. The project began in January 1999 and the system was put into production October 1, 1999. The scope of this project has been maintained separately and independent of Matrix's year 2000 efforts.

All critical systems over which Matrix has control have been tested and are compliant for year 2000. However, Matrix has identified the possibility of service disruptions due to non-compliance by third parties as the area equating to the most reasonably likely worst case scenario. For example, power failures and telecommunication outages would cause service interruptions. It is not possible to quantify the possible financial impact if this most reasonably likely worst case scenario were to come to fruition.

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

                               OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K:

A.   Exhibit 11 - Computation of Earnings Per Share.

B.   Exhibit 27 - Financial Data Schedule.

C.   Reports on Form 8-K: Sale of Brown on August 31, 1999
               8-K filed September 13, 1999

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MATRIX SERVICE COMPANY

Date:   October 7, 1999                 By: /s/Michael J. Hall
                                       --------------------------------
                                        Michael J. Hall Vice President-Finance
                                        Chief Financial Officer signing on
                                        behalf of the registrant and as the
                                        registrant's chief financial officer.