Form 10-K/A
period 1998-05-31
MATRIX SERVICE CO
filed 2000-01-04
CIK 866273

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-K/A-2
    (Mark One)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.           X
                                        Yes ____  No ______

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

The registrant hereby amends and restates Item 7 of Part II of its Annual Report on Form 10-K for the fiscal year ended May 31, 1998, in order to include Management's Discussion and Analysis of Results of Operations for Fiscal 1996 Compared to Fiscal 1995.

================================================================================

                               TABLE OF CONTENTS


                                    PART II

                                                            PAGE
                                                            ----


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  1

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

                                 (in millions)

                                  Year ended
                                 May 31,  1998
                          -----------------------

Revenues                                    $25.1

Gross Profit                                  3.6

Selling, general &
 administrative expenses                      1.7



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

                                                                          Percentage of Revenues
                                                                            Years Ended May 31,
                                                                   -----------------------------------
                                                                      1998         1997        1996
                                                                   ----------    ---------   ---------

Revenues                                                              100.0%       100.0%      100.0%

Cost of revenues                                                       91.7         90.5        91.0

Gross profit                                                            8.3          9.5         9.0

Selling, general and administrative expenses                            5.7          6.1         5.9

Restructuring cost                                                      9.3           --          --

Operating income (loss)                                                (7.1)         3.0         2.6

Other income (expense)                                                 (0.4)        (0.2)       (0.2)

Income (loss) before income tax expense                                (7.5)         2.8         2.4

Provision (benefit) for income taxes                                   (2.5)         1.1         1.1

Net income (loss)                                                     (5.0)%         1.7%        1.3%
                                                                     ======       ======      ======

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

        Selling, general and administrative expenses decreased to $10.8 million for the year ended May 31, 1996 from expenses of $10.9 million for the year ended May 31, 1995, a decrease of $143 thousand or approximately 1.3%. The decrease was due to a reduction of certain administrative personnel. Selling, general and administrative expenses as a percentage of revenues decreased to 5.9% for fiscal 1996 from 6.2% for fiscal 1995.

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

        Midwest's principal refinery operations involved turnarounds of Fluid Catalytic Cracking Units (FCCU). FCCU's require a high level of maintenance because of the extremely high temperatures inside the units - in excess of 1000 F - and due to abrasive catalysts flow and their many internal parts, which consist generally of stainless steel components and refractory lined systems. Refractory is a heat and erosion resistant lining that insulates the inner shell of the unit vessels. The main pieces of equipment in an FCCU are the reactor, the regenerator and the flue gas handling system. Most of the repair and revamp work during turnaround is performed on this equipment. Major revamp work is required to increase efficiencies of the FCCU with changing technology and to reduce air pollution from the unit, as required by constantly changing laws. In most cases, the mechanical work - involving the disassembly and repair of the unit components - and the refractory work - involving the installation of the refractory material onto the inside of the units vessels -is performed by different contractors.

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


                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Matrix Service Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Matrix Service Company


Date: January 4, 2000                   By: /s/ BRADLEY S. VETAL
                                            --------------------------------
                                            Bradley S. Vetal, President