Form 10-Q
period 1999-11-30
MATRIX SERVICE CO
filed 2000-01-13
CIK 866273

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

  (X)           Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the quarterly period ended November 30, 1999

                                      or

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

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X     No ______
                                                 -----

     As of January 11, 2000 there were 9,642,638 shares of the Company's common stock, $.0l par value per share, issued and 8,886,153 shares outstanding.

--------------------------------------------------------------------------------

                                 INDEX

PART I         FINANCIAL INFORMATION                                                                                    PAGE NO.
               ---------------------                                                                                    --------
   ITEM 1.     Financial Statements (Unaudited)
               Consolidated Statements of Income for the Three and Six Months Ended
               November 30, 1999 and 1998 ...................................................................                1

               Consolidated Balance Sheets November 30, 1999 and May 31, 1999 ...............................                2

               Consolidated Statements of Cash Flow for the Six Months Ended
               November 30, 1999 and 1998 ...................................................................                4

               Notes to Consolidated Financial Statements....................................................                6

ITEM 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations ....................................................................                9

ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk ...................................              N/A

PART II        OTHER INFORMATION
               -----------------


ITEM 1.        Legal Proceedings.............................................................................              N/A
ITEM 2.        Changes in Securities.........................................................................              N/A
ITEM 3.        Defaults Upon Senior Securities...............................................................              N/A
ITEM 4.        Submission of Matters to a Vote of Security Holders...........................................               16
ITEM 5.        Other Information.............................................................................              N/A
ITEM 6.        Exhibits and Reports on Form 8-K..............................................................               17

Signatures     ..............................................................................................               17

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            Matrix Service Company
                       Consolidated Statements of Income
                (in thousands, except share and per share data)

                                                     Three Months Ended                      Six Months Ended
                                                        November 30,                            November 30,
                                                        (unaudited)                             (unaudited)
                                              -------------------------------        ---------------------------------
                                                  1999              1998                  1999                1998
                                              -------------     -------------        -------------       -------------
Revenues                                      $      50,737     $      55,399        $      98,244       $     106,557
Cost of revenues                                     45,505            50,521               87,246              96,690
                                              -------------     -------------        -------------       -------------
Gross profit                                          5,232             4,878               10,998               9,867
Selling, general and administrative expenses          2,817             3,210                6,361               6,542
Goodwill and non-compete amortization                   131               163                  219                 326
                                              -------------     -------------        -------------       -------------
Operating income                                      2,284             1,505                4,418               2,999

Other income (expense):
    Interest expense                                   (132)             (268)                (243)               (645)
    Interest income                                      33                40                   54                 297
    Other                                               462                56                  423                 132
                                              -------------     -------------        -------------       -------------
Income before income tax expense                      2,647             1,333                4,652               2,783
Provision for federal, state and
    foreign income tax expense                          170               310                  170                 923
                                              -------------     -------------        -------------       -------------

Net income                                    $       2,477     $       1,023        $       4,482       $       1,860
                                              =============     =============        =============       =============


Earnings per share of common stock:
   Basic                                      $        0.28     $        0.11        $        0.50       $        0.20
   Diluted                                    $        0.28     $        0.10        $        0.50       $        0.18

Weighted average number of common shares:
   Basic                                          8,930,235         9,547,837            8,938,063           9,528,804
   Diluted                                        9,005,095        10,240,861            9,015,324          10,262,567

                See Notes to Consolidated Financial Statements

                            Matrix Service Company
                          Consolidated Balance Sheets
                                (in thousands)

                                                    November 30,      May 31,
                                                       1999            1999
                                                   -------------   -------------
ASSETS:                                             (unaudited)
Current assets:
    Cash and cash equivalents                      $       1,308   $       2,972
    Accounts receivable, less allowances
       (November 30 -  $330 May 31 - $2,464)              23,244          34,390
    Costs and estimated earnings in excess
       of billings on uncompleted contracts               12,448           8,541
    Inventories                                            2,701           3,042
    Assets held for disposal                                  --           8,556
    Income tax receivable                                     56             104
    Prepaid expenses                                       3,458           1,051
                                                   -------------   -------------

Total current assets                                      43,215          58,656

Property, plant and equipment at cost:

    Land and buildings                                     9,481           9,645
    Construction equipment                                17,017          15,562
    Transportation equipment                               5,963           6,144
    Furniture and fixtures                                 2,593           2,449
    Construction in progress                               3,581           2,385
                                                   -------------   -------------

                                                          38,635          36,185
       Less accumulated depreciation                      18,956          17,971
                                                   -------------   -------------

Net property, plant and equipment                         19,679          18,214

Goodwill, net of accumulated amortization of
    $1,932 and $1,753 at November 30 and
    May 31, respectively                                  11,092          11,122
                                                   -------------   -------------

Other assets                                               2,929             228
                                                   -------------   -------------

Total assets                                       $      76,915   $      88,220
                                                   =============   =============

                See Notes to Consolidated Financial Statements

                            Matrix Service Company
                          Consolidated Balance Sheets
                                (in thousands)

                                                         November 30,             May 31,
                                                       ----------------       --------------
                                                            1999                   1999
                                                       ----------------       --------------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:

    Accounts payable                                   $          4,945       $        9,805
    Billings on uncompleted contracts in
       excess of costs and estimated earnings                     6,717                7,356
    Accrued insurance                                             4,958                4,541
    Accrued environmental reserves                                  425                1,778
    Earnout payable                                                  89                  727
    Income taxes payable                                            184                  307
    Other accrued expenses                                        4,778                6,378
    Current portion of long-term debt                                66                2,092
                                                       ----------------       --------------

Total current liabilities                                        22,162               32,984

   Long-term debt                                                   900                5,521

Stockholders' equity:

    Common stock                                                     96                   96
    Additional paid-in capital                                   51,596               51,596
    Retained earnings                                             5,944                1,567
    Accumulated other comprehensive income                         (545)                (555)
                                                       ----------------       --------------

                                                                 57,091               52,704
    Less:  Treasury stock, at cost                               (3,238)              (2,989)
                                                       ----------------       --------------

Total stockholders' equity                                       53,853               49,715
                                                       ----------------       --------------

Total liabilities and stockholders' equity             $         76,915       $       88,220
                                                       ================       ==============

                See Notes to Consolidated Financial Statements

                            Matrix Service Company
                       Consolidated Cash Flow Statements
                                (in thousands)

                                                                          Six Months Ended
                                                                            November 30,
                                                                            (unaudited)
                                                                 ----------------------------------
                                                                      1999               1998
                                                                 ---------------    ---------------
Cash flow from operating activities:

   Net income                                                    $         4,482    $         1,860
   Adjustments to reconcile net income to
         Net cash provided by operating activities:
   Depreciation and amortization                                           1,932              2,488
   (Gain) loss on sale of equipment                                          (46)               (55)
   Changes in current assets and liabilities
         Increasing (decreasing) cash:
       Accounts receivable                                                10,224             (2,874)
       Costs and estimated earnings in excess
         of billings on uncompleted contracts                             (4,959)             2,328
       Inventories                                                         1,198                (26)
       Prepaid expenses                                                   (2,407)               197
       Accounts payable                                                   (4,860)            (7,065)
       Billings on uncompleted contracts in
         excess of costs and estimated earnings                             (639)             6,048
       Accrued expenses                                                   (2,808)              (657)
       Income taxes receivable/payable                                       (75)             4,807
       Other                                                                   6                (37)
                                                                 ---------------    ---------------

   Net cash provided by operating activities                               2,048              7,014

Cash flow from investing activities:
   Capital expenditures                                                   (3,018)            (1,638)
   Proceeds from sale of exited operations                                 6,244                 --
   Proceeds from sale of equipment                                            46                 79
                                                                 ---------------    ---------------

    Net cash provided by (used in) investing activities          $         3,272    $        (1,559)

                See Notes to Consolidated Financial Statements

                            Matrix Service Company
                       Consolidated Cash Flow Statements
                                (in thousands)

                                                                       Six Months Ended
                                                                          November 30,
                                                                          (unaudited)
                                                                ---------------------------------
                                                                     1999               1998
                                                                --------------     --------------
Cash flows from financing activities:

    Repayment of acquisition payables                           $          (42)    $          (38)
    Repayment of equipment notes                                            (5)                (9)
    Issuance of long-term debt                                          20,535              3,000
    Repayments of long-term debt                                       (27,135)            (5,000)
    Purchase of treasury stock                                            (366)              (985)
    Issuance of stock                                                       12                198
                                                                --------------     --------------

       Net cash provided (used) in financing activities                 (7,001)            (2,834)
       Effect of exchange rate changes on cash                              17                (14)
                                                                --------------     --------------

Increase (Decrease) in cash and cash equivalents                        (1,664)             2,607

Cash and cash equivalents at beginning of period                         2,972              2,606
                                                                --------------     --------------

Cash and cash equivalents at end of period                      $        1,308     $        5,213
                                                                ==============     ==============

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

------------------------------------------------------------------------------------------------------------------------------------
                                                      Matrix Service Company
                                                 2nd Quarter Results of Operations
                                                      ($ Amounts in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Municipal
                                                       AST       Construction      Plant        Water           FCCU      Combined
                                                    Services       Services       Services     Services       Services      Total
------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended November 30, 1999
Gross revenues                                        32.9           3.0             8.4         6.7            0.0         51.0
Less: Inter-segment revenues                           0.0           0.0             0.0        (0.3)           0.0         (0.3)
Consolidated revenues                                 32.9           3.0             8.4         6.4            0.0         50.7
Gross profit                                           4.6           0.1             0.7        (0.2)           0.0          5.2
Operating income (loss)                                2.3          (0.2)            0.2         0.0            0.0          2.3
Income (loss) before income tax expense                2.4           0.2             0.1         0.0            0.0          2.7
Net income (loss)                                      2.2           0.2             0.1         0.0            0.0          2.5

Identifiable assets                                   56.3           2.8             8.6         9.2            0.0         76.9
Capital expenditures                                   1.4           0.0             0.0         0.0            0.0          1.4
Depreciation expense                                   0.5           0.1             0.0         0.2            0.0          0.8

Three Months Ended November 30, 1998
Gross revenues                                        30.2           3.7            10.3        12.0            0.0         56.2
Less: Inter-segment revenues                           0.0           0.0             0.0        (0.8)           0.0         (0.8)
Consolidated revenues                                 30.2           3.7            10.3        11.2            0.0         55.4
Gross profit                                           3.4           0.5             1.1        (0.1)           0.0          4.9
Operating income (loss)                                1.4           0.0             0.8        (0.7)           0.0          1.5
Income (loss) before income tax expense                1.4           0.0             0.8        (0.8)           0.0          1.4
Net income (loss)                                      1.2           0.0             0.4        (0.5)           0.0          1.1

Identifiable assets                                   65.3           6.6             8.0        30.3            0.0        110.2
Capital expenditures                                   0.9           0.1             0.0         0.0            0.0          1.0
Depreciation expense                                   0.6           0.1             0.1         0.3            0.0          1.1

Six Months Ended November 30, 1999
Gross revenues                                        59.4           4.5            17.3        17.6            0.0         98.8
Less: Inter-segment revenues                          (0.1)          0.0             0.0        (0.5)           0.0         (0.6)
Consolidated revenues                                 59.3           4.5            17.3        17.1            0.0         98.2
Gross profit                                           9.1           0.0             1.6         0.4           (0.1)        11.0
Operating income (loss)                                4.6          (0.7)            0.6         0.0           (0.1)         4.4
Income (loss) before income tax expense                4.6          (0.3)            0.5         0.0           (0.1)         4.7
Net income (loss)                                      4.4          (0.3)            0.5         0.0           (0.1)         4.5

Identifiable assets                                   56.3           2.8             8.6         9.2            0.0         76.9
Capital expenditures                                   2.5           0.2             0.3         0.0            0.0          3.0
Depreciation expense                                   1.2           0.2             0.1         0.3            0.0          1.8

Six Months Ended November 30, 1998
Gross revenues                                        57.0           8.4            16.9        24.7            0.5        107.5
Less: Inter-segment revenues                           0.0           0.0             0.0        (0.9)           0.0         (0.9)
Consolidated revenues                                 57.0           8.4            16.9        23.8            0.5        106.6
Gross profit                                           7.4           1.0             1.8        (0.2)          (0.1)         9.9
Operating income (loss)                                3.5           0.3             0.9        (1.6)          (0.1)         3.0
Income (loss) before income tax expense                3.4           0.3             0.9        (1.7)           0.0          2.9
Net income (loss)                                      2.3           0.2             0.5        (1.1)           0.0          1.9

Identifiable assets                                   65.3           6.6             8.0        30.3            0.0        110.2
Capital expenditures                                   1.2           0.2             0.1         0.1            0.0          1.6
Depreciation expense                                   1.2           0.2             0.2         0.6            0.0          2.2

NOTE C - REPORTING ACCUMULATED OTHER COMPREHENSIVE LOSS

For the quarter ended November 30, 1999, total other comprehensive income was $54 thousand as compared to $84 thousand for the same three month period ended November 30, 1998. For the six months ended November 30, 1999, total other comprehensive income was $10 thousand as compared to an other comprehensive loss of $196 thousand for the same six month period ended November 30, 1998. Other comprehensive income or loss and accumulated other comprehensive income or loss consisted of foreign currency translation adjustments.

NOTE D - INCOME TAXES

For the quarter ended November 30, 1999, a provision for state income taxes of $170 thousand was recorded. The federal income tax provision was offset $0.8 million and $1.6 million for the quarter and six months ended November 30, 1999, respectively, by the benefit of operating loss carryforwards for which a valuation allowance was provided at May 31, 1999 as required under Statement of Financial Accounting Standards No 109.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Certain matters discussed in this report include forward-looking statements. Matrix is making these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

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

 .    Fluctuations in quarterly results.

Results of Operations

Three Months Ended November 30, 1999 Compared to Three Months Ended November 30, 1998

AST Services 1999 vs. 1998

Revenues for AST Services in the quarter ended November 30, 1999 were $32.9 million, compared to $30.2 million in the comparable quarter of the prior year, an increase of $2.7 million or 8.9%. Gross margin for the quarter ended November 30, 1999 of 14.0% was better than the 11.3% produced for the quarter ended November 30, 1998 as a direct result of higher margin lump sum work combined with better execution of job plans offset somewhat by negative gross margins at the International Division due to losses on a project in Venezuela. These net margin improvements along with the increased sales volumes resulted in gross profit for the quarter ended November 30, 1999 of $4.6 million exceeding the $3.4 million for the quarter ended November 30, 1998 by $1.2 million, or 35.3%.

Selling, general and administrative costs as a percent of revenues increased to 6.9% in the quarter ended November 30, 1999 vs. 6.2% in the quarter ended November 30, 1998 primarily as a result of increased salary and wages, increased professional services costs and increased information technology costs associated with the new enterprise-wide management information system discussed in the "Year 2000 Compliance" section.

Operating income and income before income tax expense for the quarter ended November 30, 1999 of $2.3 million and $2.4 million respectively, were significantly better than the $1.4 million and $1.4 million respectively produced in the quarter ended November 30, 1998, primarily the result of the improvements in gross profit offset by losses in International of $0.3 million and the increase in selling, general and administrative expenses discussed above.

Construction Services 1999 vs. 1998

Revenues for Construction Services in the quarter ended November 30, 1999 were $3.0 million, compared to $3.7 million in the comparable quarter of the prior year, a decrease of $0.7 million or 18.9%. Gross margin for the quarter ended November 30, 1999 of 3.3% was also significantly less than the 13.5% produced for the quarter ended November 30, 1998 as a direct result of the lack of significant work to cover the fixed cost structure in place for Construction Services and lower margin jobs in 1999 versus 1998. These margin declines along with the decreased sales volumes resulted in gross profit for the quarter ended November 30, 1999 of $0.1 million being $0.4 million less than the $0.5 million for the quarter ended November 30, 1998.

Operating loss for the quarter ended November 30, 1999 of ($0.2) million was worse than the breakeven produced in the quarter ended November 30, 1998, primarily as the result of the lack of significant work and lower margin projects discussed above. Other income includes a one-time benefit of $0.4 million for the quarter ended November 30, 1999 as a result of a customer invoice previously reserved as a bad debt being fully collected.

Plant Services 1999 vs. 1998

Revenues for Plant Services in the quarter ended November 30, 1999 were $8.4 million compared to $10.3 million in the comparable quarter of the prior year, a decrease of $1.9 million or 18.4%. The decrease was the result of a shift in a customer turnaround between the second quarter of last year and the first quarter of this year. Gross margin for the quarter ended November 30, 1999 of 8.3% was worse than the 10.7% produced for the quarter ended November 30, 1998 as a result of a one time $0.3 million charge related to training expenses. These margin declines along with the decreased sales volume resulted in gross profit for the quarter ended November 30, 1999 of $0.7 million being $0.4 million less than the $1.1 million in the quarter ended November 30, 1998.

Operating income and income before income tax expense for the quarter ended November 30, 1999 of $0.2 million and $0.1 million respectively, were worse than the $0.8 million and $0.8 million respectively produced in the quarter ended November 30, 1998, primarily as the result of lower gross margins discussed above.

Six Months Ended November 30, 1999 Compared to Six Months Ended November 30,
1998

AST Services 1999 vs. 1998

Revenues for AST Services in the six months ended November 30, 1999 were $59.4 million, compared to $57.0 million in the comparable six months of the prior year, an increase of $2.4 million or 4.2%. Gross margin for the six months ended November 30, 1999 of 15.3% was better than the 13.0% produced for the six months ended November 30, 1998 as a direct result of higher margin lump sum work combined with better execution of job plans offset somewhat by negative gross margins at the International Division due to losses on a project in Venezuela. These margin improvements along with the increased sales volumes resulted in gross profit for the six months ended November 30, 1999 of $9.1 million exceeding the $7.4 million for the six months ended November 30, 1998 by $1.7 million, or 23.0%.

Selling, general and administrative costs as a percent of revenues increased to 7.2% in the six months ended November 30, 1999 versus 6.2% in the six months ended November 30, 1998 primarily as a result of increased salary and wages, increased professional services costs and increased information technology costs associated with the new enterprise-wide management information system discussed in the "Year 2000 Compliance" section.

Operating income and income before income tax expense for the six months ended November 30, 1999 of $4.6 million and $4.6 million respectively, were significantly better than the $3.5 million and $3.4 million respectively produced in the quarter ended November 30, 1998, primarily as the result of the improvements in gross profit offset by losses in International of $0.6 million and the increase in selling, general and administrative expenses discussed above.

Construction Services 1999 vs. 1998

Revenues for Construction Services for the six months ended November 30, 1999 were $4.5 million, compared to $8.4 million for the comparable six months of the prior year, a decrease of $3.9 million or 46.4%. This decrease was due to a very low backlog at the beginning of the Company's fiscal year 2000 compared to last year when Construction Services was in the process of completing two major projects. Gross margin for the six months ended November 30, 1999 of 0.0% was also significantly less than the 11.9% produced for the six months ended November 30, 1998 as a direct result of the lack of significant work to cover the fixed cost structure in place for Construction Services and lower margin jobs in 1999 versus 1998. These margin declines along with the decreased sales volumes resulted in gross profit for the six months ended November 30, 1999 of $0.0 million being $1.0 million less than the $1.0 million in the six months ended November 30, 1998.

Operating loss for the six months ended November 30, 1999 of $(0.7) million was significantly worse than the operating income of $0.3 million produced in the six months ended November 30, 1998, primarily as the result of the lack of significant work and lower margin projects discussed above. Other income includes a one-time benefit of $0.4 million for the six months ended November 30, 1999 as a result of a customer invoice previously reserved as a bad debt being fully collected.

Plant Services 1999 vs. 1998

Revenues for Plant Services in the six months ended November 30, 1999 were $17.3 million compared to $16.9 million in the comparable six months of the prior year, an increase of $0.4 million or 2.4%. Gross margin for the six months ended November 30, 1999 of 9.2% was worse than the 10.7% produced for the six months ended November 30, 1998 as a direct result of a one-time $0.3 million charge related to training expenses. These margin declines offset by increased sales volume resulted in gross profit for the six months ended November 30, 1999 of $1.6 million as compared to the $1.8 million in the six months ended November 30, 1998.

Operating income and income before income tax expense for the six months ended November 30, 1999 of $0.6 million and $0.5 million respectively, were worse than the $0.9 million and $0.9 million respectively produced in the six months ended November 30, 1998, primarily as the result of the gross margin deterioration discussed above.

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

On August 31, 1999, Matrix sold the assets and the business of Brown to Caldwell for cash in the amount of $4.3 million and the assumption by the buyer of ongoing construction contracts ("Work-in-Process Contracts") and certain environmental liabilities of $0.4 million. Excluded from the assets sold were cash, accounts receivable, real estate and buildings and other miscellaneous assets. Included in the assets sold was all inventory of the subsidiaries, net of $0.7 million used as work-in-process. The cash amount paid at closing was subject to adjustment after the closing based upon the relationship of future billings and the cost to complete the Work-in-Process Contracts which was $1.9 million paid to Matrix on October 7, 1999. The buyer has a three-year right to lease and an option to acquire the real estate and buildings at a specified price of $2.2 million, and is obligated to acquire, at the same specified price, if Matrix is able to satisfy specified environmental clean-up measures within the three-year period. The estimated cost of the clean-up has been accrued, and management believes these clean-up measures will be satisfied within the specified period.

Matrix has agreed with the buyer not to compete in that business for five years. For the fiscal years ended May 31, 1997, 1998 and 1999, Brown accounted for 19.8%, 14.4% and 15.9%, respectively, of Matrix's total revenues, and 19.0%, 20.2% and 17.7%, respectively, of Matrix's total assets.

For the six months ended November 30, 1999, worker's compensation and general liability reserves for the Brown operations were determined to be $0.4 million short of anticipated future expenditures, resulting in a charge to income in the second quarter of this fiscal year.

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

In June 1999, notices were given as required under the WARN Act and Matrix announced that it would also pursue potential opportunities to sell SLT. In January, 2000, Matrix sold at fair market value resulting in no gain or loss the assets of the coating operation, an affiliated company of SLT, to existing management for $0.3 million. For the six months ended November 30, 1999, the exit plan reserves have been re-evaluated and reduced by $0.4 million. This reduction is a result of a favorable ruling in existing litigation and better than anticipated environmental findings.

Municipal Water Services 1999 vs. 1998

Municipal Water Services consists of Brown (which was sold on August 31, 1999) and SLT which is being shut down or sold as discussed above. The only activity for the quarter and six months ended November 30, 1999 consisted of completing open contracts which had been appropriately recorded as loss jobs in prior periods. As a result, revenues for Municipal Water Services for the quarter ended November 30, 1999 were $6.7 million versus the $12.0 million for the quarter ended November 30, 1998. Additionally, revenues for the six months ended November 30, 1999 were $17.6 million versus $24.7 million for the six months ended November 30, 1998. There was no operating income or pre-tax income for the quarter or six months ended November 30, 1999 versus an operating loss and pre-tax loss of ($0.7) million and ($0.8) million respectively for the quarter ended November 30, 1998 and an operating loss and pre-tax loss of ($1.6) million and ($1.7) million respectfully for the six months ended November 30, 1998.

FCCU Services 1999 vs. 1998

Midwest was exited in February 1998 and there was no significant FCCU activity for the quarters or six months ended November 30, 1999 or November 30, 1998.

Financial Condition & Liquidity

Matrix's cash and cash equivalents totaled approximately $1.3 million at November 30, 1999 and $3.0 million at May 31, 1999.

Matrix has financed its operations recently with cash generated by operations and advances under a credit agreement. On November 30, 1999, Matrix amended and restated its credit agreement with a commercial bank under which a total of $20.0 million may be borrowed on a revolving basis based on the level of Matrix's eligible receivables which would have provided approximately $11.0 million of availability at November 30, 1999. Revolving loans bear interest at a Prime Rate or a LIBOR based option, and mature on October 31, 2002. At November 30, 1999, $0.9 million was outstanding under the revolver at an interest rate of 7.0%. Prior to the November 30, 1999 amendment, the credit agreement also provided for a term loan up to $10.0 million. On March 2, 1998, a term loan of $10.0 million was made to Matrix. The term loan was due on February 28, 2003 and was to be repaid in 60 equal payments beginning in March 1998 at an interest rate based upon the Prime Rate or a LIBOR Option. As discussed under "Exited Operations", the sale of Brown provided $6.2 million in cash during the second quarter of Fiscal 2000. These proceeds were used to pre-pay the term loan amount which was fully extinguished at November 30, 1999. In conjunction with the term loan, Matrix entered into an Interest Rate Swap Agreement with a commercial bank, effectively providing a fixed interest rate of 7.5% for the five-year period of the term loan. On September 3, 1999, the commercial bank paid Matrix to unwind the Swap Agreement and Matrix began pre-paying on the term loan with the proceeds from the Brown sale.

Operations of Matrix provided $2.0 million of cash for the six months ended November 30, 1999 as compared with providing $7.0 million of cash for the six months ended November 30, 1998, representing a decrease of approximately $5.0 million. The decrease was due primarily to changes in net working capital offset somewhat by improved profitability.

Capital expenditures during the six months ended November 30, 1999 totaled approximately $3.0 million. Of this amount, approximately $1.0 million was used to purchase transportation equipment for field operations, and approximately $1.5 million was used to purchase welding, construction, and fabrication equipment. Matrix has invested approximately $0.5 million in office equipment furniture and fixtures during the quarter, which includes approximately $0.2 million invested for a new enterprise wide management information system. Matrix has budgeted approximately $6.3 million for capital expenditures for Fiscal 2000. Of this amount, approximately $1.4 million would be used to purchase transportation equipment for field operations, and approximately $2.7 million would be used to purchase welding, construction, and fabrication equipment. A 6,000 square foot expansion is planned for the Port of Catoosa fabrication facility at a cost of approximately $0.7 million and an additional $0.8 million is anticipated to be spent on the enterprise wide management information system. Matrix expects to be able to finance these expenditures with operating cash flow and borrowings under the credit agreement.

On January 5, 2000, Matrix entered into a Purchase Agreement for $4.3 million to acquire a facility for the relocation of its Anaheim operation.

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

Outlook

For the balance of the year, management will continue to evaluate those businesses that are negatively impacting Matrix's operating performance. The current backlog in the Construction Services Division has improved but it is still lower than needed to profitably sustain this Division. Bidding remains strong and the Division was recently a successful bidder on a $7 to $8 million project; work will begin on this project in the third fiscal quarter. The International Division has experienced difficulty with its Venezuelan operations due to cost overruns. The project in Venezuela will be completed in the third quarter of fiscal year 2000 and the strategy for overall international development is currently under review.

The strengthening experienced in Matrix's AST Services Division in the latter part of the first quarter should continue as our customer's maintenance budgets are spent during the remainder of the calendar year with some carryover into January, 2000. It is unclear, however, whether or not these maintenance budgets will be approved at levels comparable, greater, or lower in the upcoming calendar year of 2000. Management believes that its strategic alliances put Matrix in a more favorable position than our competition if budgets are reduced or increased.

Environmental

Matrix is a participant in certain environmental activities in various stages involving assessment studies, cleanup operations and/or remedial processes.

An environmental assessment was conducted at the Newnan, Georgia facilities of Brown upon execution of a Letter of Intent on March 24, 1999 to sell Brown to Caldwell. The assessment turned up a number of deficiencies relating to storm water permitting, air permitting and waste handling and disposal. An inspection of the facilities also showed friable asbestos that needed to be removed. In addition, Phase II soil testing indicated a number of VOC's, SVOC's and metals above the State of Georgia notification limits. Ground water testing also indicated a number of contaminants above the State of Georgia notification limits. One of the properties has been listed by the State of Georgia as a hazardous waste site.

Appropriate State of Georgia agencies have been notified of the findings and corrective and remedial actions have been completed, are currently underway, or plans for such actions have been submitted to the State of Georgia for approval. The current estimated cost for cleanup and remediation is $1.2 million, $0.4 million of which remains accrued at November 30, 1999. Additional testing, however, could result in greater costs for cleanup and remediation than is currently accrued. Matrix still retains ownership of $2.2 million in land and buildings following the sale of Brown on August 31, 1999, which is expected to be sold to Caldwell after successful remediation of the property.

Matrix is in the process of closing down or selling its SLT and West Coast Industrial Coatings, Inc. subsidiaries. Although Matrix does not own the land or building, it would be liable for any environmental exposure while operating at the facility, a period from June 1, 1991 to the present. At the present time, the environmental liability that could result from testing of this property is unknown although an environmental liability insurance policy has been purchased.

Year 2000 Compliance

Preparations for Y2K began in the fall of 1998. Potential "at risk" systems were identified and slated for testing and/or Y2K certification from their manufacturers. Letters were sent to our top 50 vendors requesting Y2K compliance information. All responses indicated that they would be Y2K ready by the end of 1999. We sent out Y2K compliance letters to our customers indicating that we would be Y2K compliant by the end of 1999.

Y2K compliance information for hardware platforms, operating systems and software applications was gathered from a variety of sources, including manufacturer's Internet web pages, written communications, email and testing. All responses were analyzed and prioritized. Confirmed Y2K `non-compliant' systems were evaluated to determine whether they could be upgraded, replaced or were no longer needed.

Proprietary systems that had no formal documentation to confirm Y2K compliance were tested. Testing consisted of backing up the system, rolling the date forward into the year 2000, and then operating the software to test for errors. These systems tested Y2K-compliant. Non-compliant proprietary systems were upgraded.

All available Y2K patches for existing workstations and file servers were applied. Y2K testing software was run on all corporate owned computer workstations and laptops. Bios upgrade, Y2K-compliant clock-cards and software patches were applied where indicated and when available. All new systems were evaluated for Y2K compliance prior to purchase. All virus prevention systems were updated with the most recent virus detection files.

Prior to the end of year rollover, we reviewed our efforts and their results.
We placed all Information Technology personnel on call for the weekend. We instructed all business units to shut down and power off all workstations at the close of business for the 1999 calendar year. All servers throughout the Company were shutdown after their December 31, 1999 data backups were completed. We disconnected the Internet connection to our internal network on December 31, 1999. On the morning of January 1, 2000 we restarted all servers at our corporate offices and proceeded to do preliminary testing. We restarted the corporate office workstations, logged in, and verified that the dates had successfully rolled over. The mail server and other critical Internet servers were tested for full functionality after reconnecting our internal network to the Internet. Further testing was conducted by the Accounting department on January 2, 2000. All testing was successful.

On Monday January 3, 2000, the regional file servers and workstations were powered on. We monitored the servers coming up on the network at all the regional offices. We verified that the servers were functioning normally and that the date had properly rolled. Time synchronization on the network was reestablished. We contacted all regional offices to determine if they had experienced any Y2K related problems. All offices reported no errors, except Anaheim which had its voice mail system fail Y2K. This was a known problem prior to the rollover. The replacement system had already been ordered, and was due to be installed by mid-January. The problem was temporarily remedied by setting the date back to a prior year.

The cost of the Y2K effort was approximately $0.2 million and was funded through operating cash flows. Of the total project cost, 40% was attributable to the purchase of new systems, which were capitalized. The remaining 60% was expensed as incurred and did not have a material effect on the results of operations.

                                    PART II

                               OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders:

          The Company's annual meeting of stockholders was held in Tulsa, Oklahoma at 10:00 a.m. local time, on Wednesday, October 27, 1999. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement, and all nominees were elected.

          Out of a total of 8,950,438 shares of the Company's common stock outstanding and entitled to vote, 8,535,152 shares were present at the meeting in person or by proxy, representing approximately 95.36 percent. Matters voted upon at the meeting were as follows:

     a. Election of five directors to serve on the Company's board of directors. Messrs. Bradley, Hall, Peterson, Vetal and Zink were elected to serve until the 2000 Annual Meeting. The vote tabulation with respect to each nominee was as follows:

                                                                Authority
                  Nominee                    For                Withheld
           ----------------------      ----------------      ---------------
              Hugh E. Bradley             7,877,282              657,870
              Michael J. Hall             7,879,432              655,720
              Robert A. Peterson          7,879,482              655,670
              Bradley S. Vetal            7,879,482              655,670
              John S. Zink                7,894,682              640,470


     b. The stockholders approved a proposal to amend the Company's 1990 and 1991 Stock Option Plans.

                             Number of Votes Cast
                             --------------------
                                                                   Broker
                   For          Against           Abstain        Non-Votes
                   ---          -------           -------        ---------

                3,428,637      2,154,598          27,075         2,924,842

     c. The stockholders approved the ratification of the appointment of Ernst & Young, LLP as the Company's independent public accountants.

                             Number of Votes Cast
                             --------------------
                                                                   Broker
                   For          Against           Abstain        Non-Votes
                   ---          -------           -------        ---------

                8,519,177       14,850             1,125            -0-

ITEM 6.   Exhibits and Reports on Form 8-K:

          A. Exhibit 10.1 - Seconded Amended and Restated Credit Agreement, dated November 30, 1999, by and among the Company and its subsidiaries and Bank One, Oklahoma, N.A.

          B. Exhibit 11 - Computation of Earnings Per Share

          C. Exhibit 27 - Financial Data Schedule

          D. Reports on Form 8-K:

             The Company filed an Form 8-K, dated November 3, 1999, announcing the declaration of a dividend distribution of one right (a "Right") for each share of Common Stock, par value $.01 per share (the "Common Shares"), of the Company outstanding at the close of business on November 12, 1999 (the "Record Date"), pursuant to the terms of a Rights Agreement, dated as of November 2, 1999 (the"Rights Agreement"), between the Company and UMB Bank, N. A. as Rights Agent.


                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MATRIX SERVICE COMPANY

Date:   January 13, 2000          By: /s/ Michael J. Hall
                                 -----------------------------------------------
                                  Michael J. Hall, Vice President-Finance,
                                  signing on behalf of the registrant and as the
                                  registrant's chief financial officer.