Form 10-Q
period 2000-02-29
MATRIX SERVICE CO
filed 2000-04-13
CIK 866273

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

               For the quarterly period ended February 29, 2000

                                      or

  ( )       Transition Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

           For the transition period from  ___________ to  _________


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

  As of April 11, 2000 there were 9,642,638 shares of the Company's common stock, $.0l par value per share, issued and 8,722,266 shares outstanding.

--------------------------------------------------------------------------------

                                 INDEX


PART I         FINANCIAL INFORMATION                                                                    PAGE NO.
               ---------------------                                                                    --------
   ITEM 1.     Financial Statements (Unaudited)
               Consolidated Statements of Operations for the Three and Nine Months Ended
               February 29, 2000 and February 28, 1999 .............................................        1

               Consolidated Balance Sheets February 29, 2000 and May 31, 1999 ......................        2

               Consolidated Statements of Cash Flow for the Nine Months Ended
               February 29, 2000 and February 28, 1999 .............................................        4

               Notes to Consolidated Financial Statements ..........................................        6

   ITEM 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations ...........................................................        9

   ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk ..........................      N/A

PART II        OTHER INFORMATION
               -----------------

   ITEM 1.     Legal Proceedings....................................................................      N/A
   ITEM 2.     Changes in Securities and Use of Proceeds............................................      N/A
   ITEM 3.     Defaults Upon Senior Securities......................................................      N/A
   ITEM 4.     Submission of Matters to a Vote of Security Holders..................................      N/A
   ITEM 5.     Other Information....................................................................      N/A
   ITEM 6.     Exhibits and Reports on Form 8-K.....................................................       16

Signatures     .....................................................................................       16

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            Matrix Service Company
                     Consolidated Statements of Operations
                (in thousands, except share and per share data)

                                               Three Months Ended               Nine Months Ended
                                                  (unaudited)                      (unaudited)
                                        -------------------------------   -----------------------------
                                        February 29,       February 28,    February 29,    February 28,
                                           2000                1999            2000            1999
                                        ------------     --------------   -------------    ------------
Revenues                                $     48,033     $       47,074   $     146,277    $    153,631
Cost of revenues                              43,552             43,938         130,798         140,628
                                        ------------     --------------   -------------    ------------

Gross profit                                   4,481              3,136          15,479          13,003
Selling, general and administrative            3,064              3,389           9,425           9,931
 expenses
Goodwill and non-compete amortization            132                164             351             490
                                        ------------     --------------   -------------    ------------
Operating income (loss)                        1,285               (417)          5,703           2,582

Other income (expense):
    Interest expense                             (28)              (169)           (271)           (814)
    Interest income                                9                 54              63             212
    Other                                         98                  4             521             275
                                        ------------     --------------   -------------    ------------
Income before income tax expense               1,364               (528)          6,016           2,255
Provision (benefit) for federal, state
 and Foreign income tax expense                  180               (195)            350             728
                                        ------------     --------------   -------------    ------------

Net income (loss)                       $      1,184     $         (333)  $       5,666    $      1,527
                                        ============     ==============   =============    ============

Earnings per share of common stock:
   Basic                                        0.13              (0.03)           0.64            0.16
   Diluted                                      0.13              (0.03)           0.63            0.15

Weighted average number of common
 shares:
   Basic                                   8,884,456          9,649,388       8,920,222       9,606,676
   Diluted                                 9,079,420          9,649,388       9,026,844      10,181,752


                See Notes to Consolidated Financial Statements

                            Matrix Service Company
                          Consolidated Balance Sheets
                                (in thousands)

                                                         February 29,     May 31,
                                                             2000          1999
                                                         ------------   ----------
ASSETS:                                                   (unaudited)

Current assets:
    Cash and cash equivalents                             $    1,296   $    2,972
    Accounts receivable, less allowances
       (February 29 -  $397   May 31 - $2,464)                20,848       34,390
    Costs and estimated earnings in excess
       of billings on uncompleted contracts                   15,948        8,541
    Inventories                                                3,054        3,042
    Assets held for disposal                                      --        8,556
    Income tax receivable                                         56          104
    Prepaid expenses                                           2,853        1,051
                                                          ----------   ----------

Total current assets                                          44,055       58,656

Property, plant and equipment at cost:

    Land and buildings                                         9,555        9,645
    Construction equipment                                    17,620       15,562
    Transportation equipment                                   6,349        6,144
    Furniture and fixtures                                     2,691        2,449
    Construction in progress                                   4,150        2,385
                                                          ----------   ----------

                                                              40,365       36,185
       Less accumulated depreciation                          19,746       17,971
                                                          ----------   ----------

Net property, plant and equipment                             20,619       18,214

Goodwill, net of accumulated amortization of
    $2,017 and $1,753 at February 29 and
    May 31, respectively                                      11,045       11,122

Other assets                                                   2,505          228
                                                          ----------   ----------

Total assets                                              $   78,224   $   88,220
                                                          ==========   ==========


                See Notes to Consolidated Financial Statements

                            Matrix Service Company
                          Consolidated Balance Sheets
                                (in thousands)



                                                            February 29,        May 31,
                                                               2000              1999
                                                          ---------------    ------------
                                                            (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:

    Accounts payable                                      $         6,526      $    9,805
    Billings on uncompleted contracts in
       excess of costs and estimated earnings                       5,703           7,356
    Accrued insurance                                               4,106           4,541
    Accrued environmental reserves                                    400           1,778
    Earnout payable                                                    85             727
    Income taxes payable                                              194             307
    Other accrued expenses                                          4,958           6,378
    Current portion of long-term debt                                  44           2,092
                                                          ---------------    ------------

Total current liabilities                                          22,016          32,984

   Long-term debt                                                   1,175           5,521

Stockholders' equity:

    Common stock                                                       96              96
    Additional paid-in capital                                     51,596          51,596
    Retained earnings                                               7,051           1,567
    Accumulated other comprehensive income                           (564)           (555)
                                                          ---------------    ------------

                                                                   58,179          52,704
    Less:  Treasury stock, at cost                                 (3,146)         (2,989)
                                                          ---------------    ------------

Total stockholders' equity                                         55,033          49,715
                                                          ---------------    ------------

Total liabilities and stockholders' equity                $        78,224      $   88,220
                                                          ===============    ============

                See Notes to Consolidated Financial Statements

                            Matrix Service Company
                       Consolidated Cash Flow Statements
                                (in thousands)

                                                                 Nine Months Ended
                                                                    (unaudited)
                                                           -----------------------------
                                                             February 29,   February 28,
                                                                2000            1999
                                                           -------------    ------------
Cash flow from operating activities:

   Net income                                              $       5,666    $    1,527
   Adjustments to reconcile net income to
         net cash provided by operating activities:
   Depreciation and amortization                                   2,984         3,620
   Gain on sale of equipment                                         (20)          (13)
   Changes in current assets and liabilities
         increasing (decreasing) cash:
       Accounts receivable                                        12,620         4,229
       Costs and estimated earnings in excess
          Of billings on uncompleted contracts                    (8,459)        5,142
       Inventories                                                   911         1,016
       Prepaid expenses                                           (1,802)         (140)
       Accounts payable                                           (3,279)      (10,258)
       Billings on uncompleted contracts in
         excess of costs and estimated earnings                   (1,653)        4,584
       Accrued expenses                                           (3,509)          (31)
       Income taxes receivable/payable                               (65)        4,443
       Other                                                           6           (41)
                                                           -------------    ----------

    Net cash provided by operating activities                      3,400        14,078

Cash flow from investing activities:
   Capital expenditures                                           (4,758)       (3,300)
   Proceeds from sale of exited operations                         6,408            --
   Proceeds from sale of equipment                                    46            95
                                                           -------------    ----------

    Net cash provided by (used in) investing activities    $       1,696    $   (3,205)


                See Notes to Consolidated Financial Statements

                            Matrix Service Company
                       Consolidated Cash Flow Statements
                                (in thousands)


                                                                         Nine Months Ended
                                                                            (unaudited)
                                                               -------------------------------------
                                                               February 29,             February 28,
                                                                  2000                     1999
                                                               -----------              ------------
Cash flows from financing activities:

    Repayment of acquisition payables                           $      (63)             $       (58)
    Repayment of equipment notes                                        (7)                     (10)
    Issuance of long-term debt                                      30,710                       --
    Repayments of long-term debt                                   (37,035)                  (7,000)
    Purchase of treasury stock                                        (366)                    (911)
    Issuance of stock                                                   27                      124
                                                               -----------              -----------
       Net cash used in financing activities                        (6,734)                  (7,855)
       Effect of exchange rate changes on cash                         (38)                       9
                                                               -----------              -----------

Increase (Decrease) in cash and cash equivalents                    (1,676)                   3,207

Cash and cash equivalents at beginning of period                     2,972                    2,606
                                                               -----------              -----------

Cash and cash equivalents at end of period                      $    1,296              $     5,633
                                                               ===========              ===========

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

NOTE B - SEGMENT INFORMATION

Matrix operates primarily in the United States and has operations in Canada and Venezuela. Matrix's industry segments are Aboveground Storage Tank (AST) Services, Construction Services, Plant Services, Municipal Water Services, and Fluid Catalytic Cracking Unit (FCCU) Services. The quarterly combined totals may not agree to the Item 1 Financial Statements due to rounding.

                                                 Matrix Service Company
                                           3rd Quarter Results of Operations
                                                ($ Amounts in millions)
-----------------------------------------------------------------------------------------------------------------------
                                                                                   Municipal
                                           AST       Construction       Plant        Water           FCCU      Combined
                                        Services       Services       Services      Services       Services      Total
-----------------------------------------------------------------------------------------------------------------------
Three Months Ended February 29, 2000
Gross revenues                              33.8                1.3       11.7             1.5           0.0       48.3
Less: Inter-segment revenues                 0.0                0.0        0.0            (0.2)          0.0       (0.2)
Consolidated revenues                       33.8                1.3       11.7             1.3           0.0       48.1
Gross profit                                 3.3               (0.5)       1.6             0.1           0.0        4.5
Operating income (loss)                      1.0               (0.8)       1.1             0.0           0.0        1.3
Income (loss) before income tax              1.0               (0.8)       1.1             0.0           0.0        1.3
 expense
Net income (loss)                            0.9               (0.8)       1.1             0.0           0.0        1.2

Identifiable assets                         56.1                1.4       13.8             6.9           0.0       78.2
Capital expenditures                         1.5                0.1        0.2             0.0           0.0        1.8
Depreciation expense                         0.7                0.0        0.1             0.0           0.0        0.8

Three Months Ended February 28, 1999
Gross revenues                              27.5                6.6        5.5            10.6           0.0       50.2
Less: Inter-segment revenues                (2.8)              (0.4)       0.0             0.0           0.0       (3.2)
Consolidated revenues                       24.7                6.2        5.5            10.6           0.0       47.0
Gross profit                                 2.8                0.4        0.4            (0.5)          0.0        3.1
Operating income (loss)                      1.0                0.2       (0.1)           (1.5)          0.0       (0.4)
Income (loss) before income tax              0.9                0.2       (0.2)           (1.5)          0.0       (0.6)
 expense
Net income (loss)                            0.4                0.1       (0.1)           (0.8)          0.0       (0.4)

Identifiable assets                         56.8                5.9        8.1            29.7           0.0      100.5
Capital expenditures                         1.3                0.0        0.0             0.4           0.0        1.7
Depreciation expense                         0.7                0.0        0.0             0.2           0.0        0.9

Nine Months Ended February 29, 2000
Gross revenues                              93.2                5.8       29.0            19.1           0.0      147.1
Less: Inter-segment revenues                (0.1)               0.0        0.0            (0.7)          0.0       (0.8)
Consolidated revenues                       93.1                5.8       29.0            18.4           0.0      146.3
Gross profit                                12.4               (0.5)       3.2             0.5          (0.1)      15.5
Operating income (loss)                      5.6               (1.5)       1.7             0.0          (0.1)       5.7
Income (loss) before income tax              5.6               (1.1)       1.6             0.0          (0.1)       6.0
 expense
Net income (loss)                            5.3               (1.1)       1.6             0.0          (0.1)       5.7

Identifiable assets                         56.1                1.4       13.8             6.9           0.0       78.2
Capital expenditures                         4.0                0.3        0.5             0.0           0.0        4.8
Depreciation expense                         1.9                0.2        0.2             0.3           0.0        2.6

Nine Months Ended February 28, 1999
Gross revenues                              84.5               15.0       22.4            35.3           0.5      157.7
Less: Inter-segment revenues                (2.8)              (0.4)       0.0            (0.9)          0.0       (4.1)
Consolidated revenues                       81.7               14.6       22.4            34.4           0.5      153.6
Gross profit                                10.2                1.4        2.2            (0.7)         (0.1)      13.0
Operating income (loss)                      4.5                0.5        0.8            (3.1)         (0.1)       2.6
Income (loss) before income tax              4.3                0.5        0.7            (3.2)          0.0        2.3
 expense
Net income (loss)                            2.7                0.3        0.4            (1.9)          0.0        1.5

Identifiable assets                         56.8                5.9        8.1            29.7           0.0      100.5
Capital expenditures                         2.5                0.2        0.1             0.5           0.0        3.3
Depreciation expense                         1.9                0.2        0.2             0.8           0.0        3.1

NOTE C - REPORTING ACCUMULATED OTHER COMPREHENSIVE LOSS

For the quarter ended February 29, 2000, total other comprehensive loss was $19 thousand as compared to an other comprehensive income of $65 thousand for the same three-month period ended February 28, 1999. For the nine months ended February 29, 2000, total other comprehensive loss was $9 thousand as compared to $131 thousand for the same nine-month period ended February 28, 1999. Other comprehensive income or loss and accumulated other comprehensive income or loss consisted of foreign currency translation adjustments.

NOTE D - INCOME TAXES

For the quarter ended February 29, 2000, a provision for state income taxes of $180 thousand was recorded. The federal income tax provision was offset $0.3 million and $1.9 million for the quarter and nine months ended February 29, 2000, respectively, by the benefit of operating loss carryforwards for which a valuation allowance was provided at May 31, 1999 as required under Statement of Financial Accounting Standards No 109.

NOTE E -SUBSEQUENT EVENTS

On March 6, 2000, Matrix purchased an additional 200,000 shares of treasury stock for $1.0 million. Additionally, on March 13, 2000, Matrix entered into a joint venture agreement with a Washington corporation to perform $2.0 million of construction services on a pulp and paper project.

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

 .  Fluctuations in quarterly results.

Results of Operations

Three Months Ended February 29, 2000 Compared to Three Months Ended February 28, 1999

AST Services 2000 vs. 1999
--------------------------

Revenues for AST Services in the quarter ended February 29, 2000 were $33.8 million, compared to $27.5 million in the comparable quarter of the prior year, an increase of $6.3 million or 22.9%. Gross margin for the quarter ended February 29, 2000 of 9.8% was slightly less than the 10.2% produced for the quarter ended February 28, 1999 partially as a result of a change in the mix of work. Gross margins were also negatively impacted by the International Division as a result of a $0.3 million gross profit loss on a project in Venezuela.

The increased sales volumes more than offset the effects of the gross margin decline and resulted in gross profit for the quarter ended February 29, 2000 of $3.3 million exceeding the $2.8 million for the quarter ended February 28, 1999 by $0.5 million, or 17.9%.

Selling, general and administrative costs as a percent of revenues increased to 6.7% in the quarter ended February 29, 2000 vs. 6.2% in the quarter ended February 28, 1999 primarily as a result of increased salary and wages, increased professional services costs and increased information technology costs associated with the new enterprise-wide management information system discussed in the "Year 2000 Compliance" section. Current year selling, general and administrative costs was also negatively impacted by $0.2 million in one time charges related to the shut down of the International Division.

Operating income and income before income tax expense for the quarter ended February 29, 2000 of $1.0 million and $1.0 million respectively, were slightly better than the $1.0 million and $0.9 million respectively produced in the quarter ended February 28, 1999, primarily as the result of the improvements in gross profit offset by the increase in selling, general and administrative expenses discussed above.

Construction Services 2000 vs. 1999
-----------------------------------

Revenues for Construction Services in the quarter ended February 29, 2000 were $1.3 million, compared to $6.6 million in the comparable quarter of the prior year, a decrease of $5.3 million or 80.3%. Gross margin for the quarter ended February 29, 2000 of (38.5)% was also significantly less than the 6.1% produced for the quarter ended February 28, 1999 as a direct result of the lack of significant work to cover the fixed cost structure in place for Construction Services and one time charges to lower margin jobs in 2000 versus 1999. These margin declines along with the decreased sales volumes resulted in gross profit for the quarter ended February 29, 2000 of $(0.5) million being $0.9 million less than the $0.4 million for the quarter ended February 28, 1999.

Operating loss and loss before income tax expense for the quarter ended February 29, 2000 of $0.8 million and $0.8 million respectively, were worse than the operating income and income before income taxes of $0.2 million and $0.2 million respectively produced in the quarter ended February 28, 1999, primarily as the result of the lack of significant work and the charges to lower margin projects discussed above.

Plant Services 2000 vs. 1999
----------------------------

Revenues for Plant Services in the quarter ended February 29, 2000 were $11.7 million compared to $5.5 million in the comparable quarter of the prior year, an increase of $6.2 million or 112.7%. The increase was the result of a significant amount of turnaround work. The increase was primarily a result of a shift in customer turnaround work performed in the fourth quarter of last year versus being performed in the third quarter of the current year.

Gross margin for the quarter ended February 29, 2000 of 13.7% was significantly better than the 7.3% produced for the quarter ended February 28, 1999 as a result of this higher margin turnaround work.

These margin improvements along with the increased sales volume resulted in gross profit for the quarter ended February 29, 2000 of $1.6 million being $1.2 million, or 300.0% more than the $0.4 million in the quarter ended February 28, 1999.

Operating income and income before income tax expense for the quarter ended February 29, 2000 of $1.1 million and $1.1 million respectively, were better than the operating loss and loss before income tax of $(0.1) million and $(0.2) million respectively produced in the quarter ended February 28, 1999, primarily as the result of higher gross margins discussed above.

Nine Months Ended February 29, 2000 Compared to Nine Months Ended February 28, 1999

AST Services 2000 vs. 1999
--------------------------

Revenues for AST Services in the nine months ended February 29, 2000 were $93.2 million, compared to $84.5 million in the comparable nine months of the prior year, an increase of $8.7 million or 10.3%. Gross margin for the nine months ended February 29, 2000 of 13.3% was better than the 12.1% produced for the nine months ended February 28, 1999 as a direct result of higher margin lump sum work combined with better execution of job plans. These margin improvements were offset somewhat by the International Division as a result of a $0.6 million gross profit loss on a project in Venezuela.

These margin improvements along with the increased sales volumes resulted in gross profit for the nine months ended February 29, 2000 of $12.4 million exceeding the $10.2 million for the nine months ended February 28, 1999 by $2.2 million, or 21.6%.

Selling, general and administrative costs as a percent of revenues increased to 7.0% in the nine months ended February 29, 2000 versus 6.4% in the nine months ended February 28, 1999 primarily as a result of increased salary and wages, increased professional services costs and increased information technology costs associated with the new enterprise-wide management information system discussed in the "Year 2000 Compliance" section. Current year selling, general and administrative costs was also negatively impacted by $0.2 million in one time charges related to the shut down of the International Division.

Operating income and income before income tax expense for the nine months ended February 29, 2000 of $5.6 million and $5.6 million respectively, were significantly better than the $4.5 million and $4.3 million respectively produced in the quarter ended February 28, 1999, primarily as the result of the improvements in gross profit offset by the increase in selling, general and administrative expenses discussed above.

Construction Services 2000 vs. 1999
-----------------------------------

Revenues for Construction Services for the nine months ended February 29, 2000 were $5.8 million, compared to $15.0 million for the comparable nine months of the prior year, a decrease of $9.2 million or 61.3%. This decrease was due to a very low backlog at the beginning of the Company's fiscal year 2000 compared to last year when Construction Services was in the process of completing two major projects. Gross margin for the nine months ended February 29, 2000 of (8.6)% was also significantly less than the 9.3% produced for the nine months ended February 28, 1999 as a direct result of the lack of significant work to cover the fixed cost structure in place for Construction Services and one time charges to lower margin jobs in 2000 versus 1999. These margin declines along with the decreased sales volumes resulted in gross profit for the nine months ended February 29, 2000 of $(0.5) million being $1.9 million less than the $1.4 million in the nine months ended February 28, 1999.

Operating loss and loss before income tax expense for the nine months ended February 29, 2000 of $1.5 million and $1.1 million respectively, were significantly worse than the operating income and income before tax expense of $0.5 million and $0.5 million respectively, produced in the nine months ended February 28, 1999, primarily as the result of the lack of significant work and the charges to lower margin projects discussed above. Other income includes a one-time benefit of $0.4 million for the nine months ended February 29, 2000 as a result of a customer invoice previously reserved as a bad debt being fully collected.

Plant Services 2000 vs. 1999
----------------------------

Revenues for Plant Services in the nine months ended February 29, 2000 were $29.0 million compared to $22.4 million in the comparable nine months of the prior year, an increase of $6.6 million or 29.5%. Gross margin for the nine months ended February 29, 2000 of 11.0% was better than the 9.8% produced for the nine months ended February 28, 1999 as a direct result of higher margin turnaround work, slightly offset by a one-time $0.3 million charge related to one time training expenses. These margin improvements along with increased sales volume resulted in gross profit for the nine months ended February 29, 2000 of $3.2 million exceeding the $2.2 million for the nine months ended February 28, 1999 by $1.0 million, or 45.5%.

Operating income and income before income tax expense for the nine months ended February 29, 2000 of $1.6 million and $1.6 million respectively, were better than the $0.8 million and $0.7 million respectively produced in the nine months ended February 28, 1999, primarily as the result of the gross margin improvements discussed above.

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

On August 31, 1999, Matrix sold the assets and the business of Brown to Caldwell for cash in the amount of $4.3 million and the assumption by the buyer of ongoing construction contracts ("Work-in-Process Contracts") and certain environmental liabilities of $0.4 million. Excluded from the assets sold were cash, accounts receivable, real estate and buildings and other miscellaneous assets. Included in the assets sold was all inventory of the subsidiaries, net of $0.7 million used as work-in-process. The cash amount paid at closing was subject to adjustment after the closing based upon the relationship of future billings and the cost to complete the Work-in-Process Contracts which was $1.9 million paid to Matrix on October 7, 1999. The buyer has a three-year right to lease and an option to acquire the real estate and buildings at a specified price of $2.2 million, and is obligated to acquire, at the same specified price, if Matrix is able to satisfy specified environmental clean-up measures within the three-year period. The estimated cost of the clean up has been accrued, and management believes these clean-up measures will be satisfied within the specified period.

Matrix has agreed with the buyer not to compete in that business for five years. For the fiscal years ended May 31, 1997, 1998 and 1999, Brown accounted for 19.8%, 14.4% and 15.9%, respectively, of Matrix's total revenues, and 19.0%, 20.2% and 17.7%, respectively, of Matrix's total assets.

For the nine months ended February 29, 2000, worker's compensation and general liability reserves for the Brown operations were determined to be $0.4 million short of anticipated future expenditures, resulting in a charge to income in this fiscal year.

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

In June 1999, notices were given as required under the WARN Act and Matrix announced that it would also pursue potential opportunities to sell SLT. In January 2000, Matrix sold at fair market value resulting in no gain or loss the assets of the coating operation, an affiliated company of SLT, to existing management for $0.3 million. For the nine months ended February 29, 2000, the exit plan reserves have been re-evaluated and reduced by $0.4 million. This reduction is a result of a favorable ruling in existing litigation and better than anticipated environmental findings.

Municipal Water Services 1999 vs. 1998
--------------------------------------

Municipal Water Services consists of Brown (which was sold on August 31, 1999) and SLT which is being shut down as discussed above. The only activity for the quarter and nine months ended February 29, 2000 consisted of completing open contracts which had been appropriately recorded as loss jobs in prior periods. As a result, revenues for Municipal Water Services for the quarter ended February 29, 2000 were $1.5 million versus the $10.6 million for the quarter ended February 28, 1999. Additionally, revenues for the nine months ended February 29, 2000 were $19.1 million versus $35.3 million for the nine months ended February 28, 1999. There was no operating income or pre-tax income for the quarter or nine months ended February 29, 2000 versus an operating loss and pre-tax loss of ($1.5) million and ($1.5) million respectively for the quarter ended February 28, 1999 and an operating loss and pre-tax loss of ($3.1) million and ($3.2) million respectfully for the nine months ended February 28, 1999.

FCCU Services 2000 vs. 1999
---------------------------

Midwest was exited in February 1998 and there was no significant FCCU activity for the quarters or nine months ended February 29, 2000 or February 28, 1999.

Financial Condition & Liquidity

Matrix's cash and cash equivalents totaled approximately $1.3 million at February 29, 2000 and $3.0 million at May 31, 1999.

Matrix has financed its operations recently with cash generated by operations and advances under a credit agreement. On November 30, 1999, Matrix amended and restated its credit agreement with a commercial bank under which a total of $20.0 million may be borrowed on a revolving basis based on the level of Matrix's eligible receivables which would have provided approximately $12.0 million of availability at February 29, 2000. Revolving loans bear interest at a Prime Rate or a LIBOR based option, and mature on October 31, 2002. At February 29, 2000, $1.2 million was outstanding under the revolver at an interest rate of 7.6%. Prior to the November 30, 1999 amendment, the credit agreement also provided for a term loan up to $10.0 million. On March 2, 1998, a term loan of $10.0 million was made to Matrix. The term loan was due on February 28, 2003 and was to be repaid in 60 equal payments beginning in March 1998 at an interest rate based upon the Prime Rate or a LIBOR Option. As discussed under "Exited Operations", the sale of Brown provided $6.2 million in cash during the second quarter of Fiscal 2000. These proceeds were used to pre-pay the term loan amount which was fully extinguished on October 7, 1999. In conjunction with the term loan, Matrix entered into an Interest Rate Swap Agreement with a commercial bank, effectively providing a fixed interest rate of 7.5% for the five-year period of the term loan. On September 3, 1999, the commercial bank paid Matrix to unwind the Swap Agreement and Matrix began pre-paying on the term loan with the proceeds from the Brown sale.

Operations of Matrix provided $3.4 million of cash for the nine months ended February 29, 2000 as compared with providing $14.1 million of cash for the nine months ended February 28, 1999, representing a decrease of approximately $10.7 million. The decrease was due primarily to changes in net working capital to fund the increased AST Services and Plant Services activities previously discussed, offset by significantly improved profitability.

Capital expenditures during the nine months ended February 29, 2000 totaled approximately $4.8 million. Of this amount, approximately $1.5 million was used to purchase transportation equipment for field operations, and approximately $2.1 million was used to purchase welding, construction, and fabrication equipment. Matrix has invested approximately $1.2 million in office equipment furniture and fixtures during the quarter, which includes approximately $0.2 million invested for a new enterprise wide management information system. Matrix has budgeted approximately $6.3 million for capital expenditures for Fiscal 2000. Of this amount, approximately $1.4 million would be used to purchase transportation equipment for field operations, and approximately $2.7 million would be used to purchase welding, construction, and fabrication equipment. A 6,000 square foot expansion is planned for the Port of Catoosa fabrication facility at a cost of approximately $0.7 million and an additional $0.8 million is anticipated to be spent on the enterprise wide management information system. Matrix expects to be able to finance these expenditures with operating cash flow and borrowings under the credit agreement.

On January 5, 2000, Matrix entered into a Purchase Agreement for $4.3 million to acquire a facility for the relocation of its Anaheim operation. Pending final resolution of findings of the interim environmental assessment, a closing is scheduled for April 23, 2000. Matrix expects to be able to finance this facility with operating cash flow and borrowings under the Credit Agreement.

Matrix believes that its existing funds, amounts available from borrowings under its existing credit agreement and cash generated by operations will be sufficient to meet the working capital needs through Fiscal 2000 and for the foreseeable time thereafter unless significant expansions of operations are undertaken, in which case Matrix would need to arrange additional financing as a part of any such expansion.

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

Outlook

For the balance of the year, management will continue to evaluate those businesses that are negatively impacting Matrix's operating performance. The current backlog in the Construction Services Division has improved but it is still lower than needed to profitably sustain this Division. Bidding remains strong and the Division was recently a successful bidder on several $1 to $3 million projects; work will begin on these projects in the fourth fiscal quarter. The International Division has experienced difficulty with its Venezuelan operations due to cost overruns. The project in Venezuela was physically completed in the third quarter of fiscal year 2000 and the Division is currently being shut down. Matrix will continue to pursue international projects through its existing segment operations when the individual projects being considered are deemed to be within Matrix's core business lines.

The strengthening experienced in Matrix's AST Services Division from August 1999 through February 2000 was a result of our customer's maintenance budgets being spent during the remainder of their budget cycles. Preliminary indications are that these maintenance budgets were approved at comparable levels in the calendar year of 2000. Management believes that its strategic alliances put Matrix in a more favorable position than our competition if budgets are subsequently reduced.

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

Appropriate State of Georgia agencies have been notified of the findings and corrective and remedial actions have been completed, are currently underway, or plans for such actions have been submitted to the State of Georgia for approval. The current estimated cost for cleanup and remediation is $1.2 million, $0.4 million of which remains accrued at February 29, 2000. Additional testing, however, could result in greater costs for cleanup and remediation than is currently accrued. Matrix still retains ownership of $2.2 million in land and buildings following the sale of Brown on August 31, 1999, which is expected to be sold to Caldwell after successful remediation of the property.

Matrix is also in the process of closing down SLT. As previously stated, Matrix sold the assets of West Coast Industrial Coatings, Inc. in January 2000. Although Matrix does not own the land or building, it would be liable for any environmental exposure while operating at the facility, a period from June 1, 1991 to the present. Matrix continues to operate in the facility by virtue of its sublease with the previous management of the Coating operation. At the present time, the environmental liability that could result from testing of this property is unknown although an environmental liability insurance policy has been purchased and the third party subleasing the property from Matrix has assumed liability for the facility from the time of the asset sale forward.

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

                                    PART II

                               OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K:

     (A)  Exhibits:

             Exhibit 11 - Computation of Earnings Per Share

             Exhibit 27 - Financial Data Schedule

     (B)  Reports on Form 8-K:  None


                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MATRIX SERVICE COMPANY

Date:   April 13, 2000               By: /s/ Michael J. Hall
                                        ----------------------------------------
                                        Michael J. Hall, Vice President-Finance,
                                        signing on behalf of the registrant and
                                        as the registrant's chief accounting
                                        officer.