Form 10-K
period 2000-05-31
MATRIX SERVICE CO
filed 2000-08-17
CIK 866273

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the fiscal year ended May 31, 2000.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                       For the transition period from_______ to________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

The approximate aggregate market value of the registrant's common stock (based upon the August 14, 2000 closing sale price of the common stock as reported by the NASDAQ National Market System) held by non-affiliates as of August 14, 2000 was approximately $41,716,608.

The number of shares of the registrant's common stock outstanding as of August 14, 2000 was 8,676,766 shares.

                       Documents Incorporated by Reference

Certain sections of the registrant's definitive proxy statement relating to the registrant's 2000 annual meeting of stockholders, which definitive proxy statement will be filed within 120 days of the end of the registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                     Part I

                                                                            Page

Item 1.   Business.........................................................1

Item 2.   Properties......................................................12

Item 3.   Legal Proceedings...............................................12

Item 4.   Submission of Matters to a Vote of Security Holders.............12



                                     Part II

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters.........................................13

Item 6.   Selected Financial Data.............................................14

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................15

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..........22

Item 8.   Financial Statements and Supplementary Data.........................22

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................50


                                    Part III

Item 10.  Directors and Executive Officers of the Registrant..................50

Item 11.  Executive Compensation..............................................50

Item 12.  Security Ownership of Certain Beneficial Owners and Management......50

Item 13.  Certain Relationships and Related Transactions......................50


                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....51




                                     PART I

Item 1.    Business

Background

Matrix Service Company ("Matrix" or the "Company") provides specialized on-site maintenance and construction services for the petroleum, manufacturing, industrial gas, transportation, chemical, food and processing industries. Matrix's services include the maintenance, repair and construction of large aboveground storage tanks ("ASTs"); Plant Services; including maintenance contracts, "turnarounds" and safety services; and Construction Services, including turnkey, design build and general construction. Matrix also provides bundled services where two or more of its business units combine to provide a complete service to their customers. Customers use these services to expand their operation, improve operating efficiencies and to comply with stringent environmental and safety regulations.

The Company's principal executive offices are located at 10701 East Ute Street, Tulsa, Oklahoma 74116, and its telephone number is (918) 838-8822. Unless the context otherwise requires, all references herein to "Matrix" or the "Company" are to Matrix Service Company or its subsidiaries.

Aboveground Storage Tank  (AST) Operations

The Company's AST Operations include maintenance, repair, design and construction of AST's. The repair and construction of these tanks incorporate devices that meet current federal and state air and water quality guidelines. These devices include secondary tank bottoms for containment of leaks, primary and secondary seals for floating roof tanks that reduce evaporation loss from the tank and water intrusion into the tank and many other fittings unique to the tank industry. The floating roof seals are marketed under the Company's Flex-A-Seal(R) and Flex-A-Span(R) trade names. The Company also markets a patented roof drain swivel, the Flex-A-Swivel(R) used for floating roof drains that remove water from open-top floating roof tanks.

AST Market and Regulatory Background

In 1989, the American Petroleum Institute ("API") estimated that there were approximately 700,000 ASTs in the United States that stored crude oil, condensate, lube oils, distillates, gasolines and various other petroleum products. These tanks range in capacity from 26 barrels (42 gal/barrel) to in excess of 1,000,000 barrels. The Company's principal focus is maintaining, repairing, designing and constructing large ASTs, with capacities ranging from 250 barrels and larger. The Company believes, based on industry statistics, that there are over 120,000 of these large tanks currently in use, accounting for more than 70% of the domestic petroleum product storage capacity. These ASTs are used primarily by the refining, pipeline and marketing segments of the petroleum industry.

Historically, many AST owners limited capital expenditures on ASTs to new construction and periodic maintenance on an as-needed basis. Typically, these expenditures decreased during periods of depressed conditions in the petroleum and petrochemical industries, as AST owners sought to defer expenditures not immediately required for continued operations.

During recent years, many AST owners have taken a more proactive approach to tank maintenance and repair and protection of the environment. Much of this is driven by the fact that in 1989 it was estimated that over forty percent of the existing AST's were over twenty years old. The AST owners have come to rely on AST service companies to furnish the necessary modifications because they can provide technical expertise, experienced field labor trained in safe work habits, and materials and equipment that satisfy federal and state mandates. In addition, because of the recent consolidations and cut backs in the petroleum industry, the AST owners have fewer experienced personnel on staff and must rely on qualified service providers to assist them in meeting their needs.

In January 1991, the API-adopted industry standards for the maintenance, inspection and repair of existing ASTs (API 653). The API standards provide the industry with uniform guidelines for the periodic inspection, maintenance and repair of ASTs. The Company believes that these standards have resulted, and will continue to result, in an increased level of AST maintenance and repair on the part of many AST owners.

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

Floating Roof and Seal Assemblies

Many ASTs are equipped with a floating roof and seal assembly. The floating roof is required by environmental regulations to minimize vapor emissions and reduce fire hazard. A floating roof also prevents losses of stored petroleum products. The seal spans the gap between the rim of the floating roof and the tank wall. The seal prevents vapor emissions from an AST by creating the tightest possible seal around the perimeter of the roof while still allowing movement of the roof and seal downward and upward with the level of stored product. In addition, the Company's seal system prevents substantially all rainwater from entering the product. The Company's seals are manufactured from a variety of materials designed for compatibility with specific petroleum products. All of the seals installed by the Company may be installed while the tank is in service, which reduces tank owners' maintenance, cleaning and disposal costs.

Secondary Containment Systems

The Company constructs a variety of secondary containment systems under or around ASTs according to its own design or the design provided by its customers. Secondary leak detection systems allow tank owners to detect leaks in the tanks at an early stage before groundwater contamination has occurred. In addition, the systems help to contain leakage until the tank can be repaired. The most common type of secondary containment system constructed involves installing a liner of high-density polyethylene, reinforced polyurethane or a layer of impervious clay under the steel tank bottom. The space between the liner and the new bottom is then filled with a layer of concrete or sand. A cathodic protection system may be installed between the liner and the new bottom to help control corrosion. Leak detection ports are installed between the liner and steel bottom to allow for visual inspection while the tank is in service. The Company believes that during the 1990's a substantial number of AST owners have installed, and will continue to install, secondary containment systems.

Specialty Tanks

The Company designs, fabricates and field erects new refrigerated liquefied gas storage tanks for the storage of ammonia, butane, carbon dioxide, ethane, methane, argon, nitrogen, oxygen, propane and other products. These tanks are utilized by the chemical, petrochemical and industrial gas industries.

Manufacturing

The Company operates three "state-of-the-art" fabrication facilities located in Oklahoma, California, and Pennsylvania. At the Tulsa Port of Catoosa, Oklahoma, the Company owns and operates a fabrication facility located on 13 acres of leased land. This facility has the capacity to fabricate new tanks, new tank components and all maintenance, retrofit and repair parts including fixed roofs, floating roofs, seal assemblies, shell plate and tank appurtenances. The Tulsa Port has transportation service via railroad and Mississippi River barge facilities in addition to the interstate highway system, making it economical to transport heavy loads of raw material and fabricated steel. This facility is qualified to perform services on equipment that requires American Society of Mechanical Engineer Code Stamps ("ASME codes"). In Bristol, Pennsylvania, the Company leases land and buildings and owns the equipment used in fabrication. This facility has the capacity to fabricate new tanks, new tank components, all maintenance, retrofit and repair parts including fixed roofs, floating roofs, shell plate and tank appurtenances. This facility is located close to the petrochemical industry which supplies the large population center of the Northeastern United States. At Anaheim, California, the Company leases land and buildings and owns the equipment used in fabrication. This facility has the capacity to fabricate tank components, all maintenance, retrofit and repair parts including fixed roofs, floating roofs and seals. This facility is located close to the petrochemical industry which supplies the large population center of the Southwest United States.

Plant Services Operations

The Company provides specialized maintenance and construction services to the domestic petroleum refining industry and, to a lesser extent, to the gas processing and petrochemical industries. The Company specializes in routine and supplemental plant maintenance, turnarounds and capital construction services, which involve complex, time-sensitive maintenance of the critical operating units of a refinery or plant.

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

The U.S. refinery industry has undergone significant changes in the last 18 years with refining capacity going from 18.6 million barrels per day to 16.4 million barrels per day. Many factors created this reduction in capacity including the importing of refined product, the need to close inefficient, uneconomic refining facilities and the changes in proximity of crude production to refining capacity. With these refinery closings and the domestic increase in demand for refined product, domestic refineries are operating at high utilization rates. Generally higher utilization rates mean more wear and tear on the processing units. With the consolidations and subsequent reductions in staff within the petroleum industry and the need for reliable maintenance either during the turn-around process or day to day maintenance, more reliance for performance is placed on service providers such as Matrix.

Matrix provides day to day maintenance including managing the maintenance force through reliability studies and other management tools. This continual effort to improve performance is in concert with the industry's desire to reduce operating cost. The day to day maintenance presence assists in the effort to obtain turn-around work when the refinery periodically shuts down for major repairs.

Plant Service Customer Offerings

The Company provides its customers with a competitive range of services as outlined below.

Turnaround Services

Effective plant shutdown and refinery turnaround management is achieved by a combination of factors. Over the years Matrix has successfully developed and implemented management requirements including:

o   Planning                           o   QA/QC Management
o   Subcontractor Management           o   Experienced Supervisors
o   Scheduling                         o   Teamwork
o   Safety Management                  o   Quality Control
o   Cost Control                       o   Inspection

Matrix utilizes the following Planning and Scheduling Software

o   Primavera Finest Hour              o   Microsoft Project
o   Primavera P3 for Windows           o   CASP
o   Primavera Suretrak for Windows     o   TASC/MASC (Kurtz and Steel)
o   Teamwork (applicable modules)      o   SP - Impower

Additional Services

o   Planning and Scheduling            o   ASME Code Work
o   Blinding                           o   Exchanger Slab Management
o   Towers                             o   Fin Fan Retube and Repair Procurement
o   Vessels                            o   Cost Control
o   Exchangers                         o   Subcontractor Management

o   Valves                             o   QA/QC Services
o   Piping                             o   Safety Professionals

Maintenance Services

Matrix's maintenance services include on-going, routine maintenance, in addition to providing "quick response" to emergency situations. The Company recognizes that not only is a skilled daily maintenance workforce imperative to successful plant operation, but it can have a very positive impact on turnaround and other "non-routine" maintenance requirements. We believe our most successful projects come from locations where we have more than a transient presence. Maintenance services include:

o   Daily Maintenance Management       o   Asbestos and Lead Abatement
o   Multi Craft Workforce              o   Piping and Vessel Insulation
o   Pipe Fitting and Welding           o   Marine Terminal Maintenance
o   Machinist/Millwright               o   Exchanger Extraction and Tube Repairs
o   Instrumentation                    o   Tower and Vessel Maintenance
o   Electrical                             Aboveground Storage Tank Maintenance

Maintenance Achievements
o   Maintenance   personnel   reductions   through  the   implementation  of
    Maintenance Management Systems and Reliability Based Maintenance.
o   Maintenance Productivity Incentives.
o   Highly successful Safety and Quality Programs.

Fin Fan Tube Repairs

The Company has the qualifications and expertise to make total fin fan tube replacement and tube repairs on-site. The benefits to our clients include reduced cost when compared to having to ship out the fin fan unit for repairs, and reduced downtime as the repairs are done on-site.

ASME Code Stamp Services

The Company is qualified to perform services on equipment that contains ASME codes. Many state agencies and insurance companies require that a qualified ASME code installer perform services on ASME coded equipment. Many of the Company's competitors are not ASME code qualified, which forces them to subcontract portions of projects involving work with coded equipment.

Construction Services

The Company's Construction Services Division coordinates and executes major projects for the following industries: power generation; petroleum refining; industrial gas, liquid and dry bulk storage; chemical; food and processing industries; and most manufacturing facilities. Proper execution of industrial projects requires innovative thinking and well-conceived safety and execution planning to ensure safe and on-time completion.

Turnkey Construction

From design coordination through project start-up and commissioning, Matrix provides expert, site-specific teams to support projects. The Company emphasizes lowering costs and shortening schedules by combining the vast experience of the owner, vendors and contractors to ensure a successful project.

Heavy Mechanical Installations

Matrix controls all aspects of the execution plan through a merit shop environment. The Company's background in equipment setting, alignment, piping, instrumentation and electrical work gives it the multi-discipline craft resources necessary to complete the installation in the most efficient way possible.

Civil, Concrete, Steel Erection and Structures

Matrix's experience includes a complete range of construction services including heavy civil, concrete foundations, shoring, structural concrete and steel. Work includes construction of the infrastructure required for industrial facilities such as clean rooms, laboratories, and research and development facilities.

High Pressure Vessel, Boiler and Heater Erection and Code Welding

Matrix erects boilers from new to repair or replacement, and can supply R, PP, S and U stamps for all work requiring code stamp certification. The Company's welding expertise includes all types of specialty, exotic and alloy welding. It can also provide vessel and pipe fabrication and modular skid construction for special projects.

Retrofits, Expansions and Modernizations

The Company's experience and reputation are built upon a list of successful retrofit and expansion projects, including extensive work in existing "live" units.

Plant Dismantle and Equipment Relocation Services

Matrix has the experience and talent to provide value engineering, execution plant development, scheduling, demolition, removal, coordination, transportation and installation of existing plants and equipment.

Full Service Distribution, Terminal and Bulk Storage Services

Matrix's extensive capabilities allow it to provide a full range of planning, design, construction, and management services for all types of terminals and bulk storage for aviation, rail, transit and marine facilities. In addition, Matrix can supply full tank construction and maintenance services.

Other Business Matters

Customers and Marketing

The Company derives a significant portion of its revenues from performing construction and maintenance services for the major integrated oil companies. In fiscal 2000, BP/Amoco/Arco represented 17% of the Company's consolidated revenues and Chevron accounted for 12% of consolidated revenues. The loss of any one of these major customers could have a material adverse effect on the Company. The Company also performs services for independent petroleum refining and marketing companies, architectural and engineering firms, the food industry, general contractors and several major petrochemical companies. The Company sold its products and services to approximately 360 customers during fiscal 2000.

The Company markets its services and products primarily through its marketing personnel, senior professional staff and its management. The marketing personnel concentrate on developing new customers and assist management and staff with existing customers. The Company enjoys many preferred provider relationships with clients that are awarded without competitive bid through long-term contract agreements. In addition, the Company competitively bids many projects. Maintenance projects have a duration of one week to several months depending on work scope. New tank projects have a duration of six weeks to more than a year. General construction projects range from 3 months to 2 years.

Competition

The AST, Plant Services, and Construction Services Divisions are highly fragmented and competition is intense within these industries. Major competitors in the AST Service Division include Chicago Bridge & Iron Company and Pitt-Des Moines, Inc., as well as a number of smaller regional companies. Major competitors in the West Coast plant service industry are Timec and a number of large engineering firms. Competition is based on, among other factors, work quality and timeliness of performance, safety and efficiency, availability of personnel and equipment, and price. The Company believes that its expertise and its reputation for providing safe and timely services allow it to compete effectively. Although many companies that are substantially larger than the Company have entered the market from time to time in competition with the
Company, the Company believes that the level of expertise and experience necessary to perform complicated, on-site maintenance and construction operations presents an entry barrier to these companies and other competitors with less experience than the Company.

Backlog

At May 31, 2000, the Company's AST Services, Plant Maintenance and Construction Services Divisions had an estimated backlog of work under contracts believed to be firm of approximately $61.0 million, as compared with an estimated backlog of approximately $40.8 million as of May 31, 1999. Virtually all of the projects comprising this backlog are expected to be completed within fiscal year 2001. Because many of the Company's contracts are performed within short time periods after receipt of an order, the Company does not believe that the level of its backlog is a meaningful indicator of its sales activity.

Seasonality

The operating results of the Plant Services Division, and to some extent AST maintenance and repair, may be subject to significant quarterly fluctuations, affected primarily by the timing of planned maintenance projects at customers' facilities. Generally, the Company's turnaround projects are undertaken in two primary periods-February through May and September through November-when refineries typically shut down certain operating units to make changes to adjust to seasonal shifts in product demand. As a result, the Company's quarterly operating results can fluctuate materially. In addition, the AST Services Division typically has a lower level of operating activity during the winter months and early into the new calendar year as many of the Company's customers' maintenance budgets have not been finalized and demand for storage fluctuates with demand for product.

Raw Material Sources and Availability

The only significant raw material that the Company purchases is steel and steel pipe which is used primarily in the AST Services Division for new tank construction and tank repair and maintenance activities and construction services. The Company purchases its steel products from a number of suppliers located throughout the United States. In today's market environment, steel is readily available at attractive prices. However, the price and availability of steel historically has been volatile and there is no assurance that the current market conditions will remain unchanged in the future. Significantly higher steel prices or limited availability could have a negative impact on the Company's future operating performance.

Insurance

The Company maintains worker's compensation insurance, general liability insurance and auto liability insurance in the primary amount of $1.0 million, and an umbrella policy with coverage limits of $50.0 million in the aggregate. The Company also maintains policies to cover its equipment and other property with coverage limits of $36.0 million and policies for care, custody and control with coverage limits of $2.7 million in the aggregate. Most of the Company's policies provide for coverage on an occurrence basis, not a "claims made" basis. The Company's liability policies are subject to certain deductibles, none of which is higher than $250,000. The Company maintains a performance and payment bonding line of $150.0 million. The Company also maintains key-man life insurance policies covering its current and former CEO's, and professional liability insurance.

Many of the Company's contracts require it to indemnify its customers for injury, damage or loss arising in connection with their projects, and provide for warranties of materials and workmanship. There can be no assurance that the Company's insurance coverage will protect it against the incurrence of loss as a result of such contractual obligations.

Employees

As of May 31, 2000, the Company employed 1,323 employees, of which 264 were employed in non-field positions and 1,059 in field or shop positions. Throughout fiscal year 2000, the Company employed a total of 2,281 employees in field or shop positions who worked on a project-by-project basis.

As of May 31, 2000, 267 of the 1,059 field or shop employees were covered by a collective bargaining agreement. The Company operates under two collective bargaining agreements through the Boilermakers Union - the NTL Agreement for Tank Construction Work and the Maintenance and Repair Agreement covering Tank Repair and Related Work. Both agreements provide the union employees with benefits including a Health and Welfare Plan, Pension Plan, National Annuity Trust, Apprenticeship Training, and a Wage and Subsistence Plan.

The Company has not experienced any significant strikes or work shortages and has maintained high-quality relations with its employees.

Patents and Proprietary Technology

The Company holds one patent in the United States and one in Canada under the Flex-A-Seal(R) trademark which covers a seal for floating roof storage tanks. The United States patent expires in August 2000 and the Canadian patent expires in September 2008. The Company also holds two United States and one United Kingdom patents under the Flex-A-Span(R) trademark which covers a peripheral seal for floating roof tank covers. The United States patents expire in October 2001 and August 2008 and the United Kingdom patent expires in May 2011. The Company holds a U.S. patent which covers its ThermoStor(R) diffuser system that receives, stores and dispenses both chilled and warm water in and from the same storage tank. The ThermoStor(R) patent expires in March 2010. The Company also holds a patent for a Floating Deck Support Apparatus(R) for aluminum roofs. This patent expires in January 2001. The Company has developed the RS 1000 Tank Mixer(R) which controls sludge build-up in crude oil tanks through resuspension. The RS 1000 Tank Mixer(R) patent expires in August 2012. The Company has designed and developed the Flex-A-Swivel(R), a swivel joint for floating roof drain systems. The United States Patent expires in March 2019. While the Company believes that the protection of its patents is important to its business, it does not believe that these patents are essential to the success of the Company.

Regulation

Various environmental protection laws have been enacted and amended during the past 30 years in response to public concern over the environment. The operations of the Company and its customers are subject to these evolving laws and the related regulations, which are enforced by the EPA and various other federal, state and local environmental, safety and health agencies and authorities. The Company believes that its current operations are in material compliance with such laws and regulations; however, there can be no assurance that significant costs and liabilities will not be incurred due to increasingly stringent environmental restrictions and limitations. Historically, however, the cost of measures taken to comply with these laws has not had a material adverse effect on the financial condition of the Company. In fact, the proliferation of such laws has led to an increase in the demand for some of the Company's products and services. A discussion of the principal environmental laws affecting the Company and its customers is set forth below.

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

Amendments to the federal Clean Air Act adopted in 1990 require, among other things, that refineries produce cleaner burning gasoline for sale in certain large cities where the incidence of volatile organic compounds in the atmosphere exceeds prescribed levels leading to ozone depletion. Refineries are undergoing extensive modifications to develop and produce acceptable reformulated fuels that satisfy the Clean Air Act Amendments. Such modifications are anticipated to cost refineries several billion dollars, and require the use of specialized construction services such as those provided by the Company. A significant number of refineries have completed changes to produce "reformulated fuels," principally refineries serving specific areas of the U.S.; however, there are a substantial number of refineries that have not made the change. The EPA is also in the process of developing further regulations to require production of cleaner gasolines and diesel fuels including the production of reduced sulfur gasoline and diesel duel.

As part of the Clean Air Act Amendments of 1990, Congress required the EPA to promulgate regulations to prevent accidental releases of air pollutants and to minimize the consequences of any release. The EPA adopted regulations requiring Risk Management Plans ("RMPs") from companies which analyze and limit risks associated with the release of certain hazardous air pollutants. In addition, the EPA requires companies to make RMPs available to the public. Many petroleum related facilities, including refineries, will be subject to the regulations and may be expected to upgrade facilities to reduce the risks of accidental releases. Accordingly, the Company believes that the promulgation of accidental release regulations could have a positive impact on its business.

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

Oil Pollution Act. The Oil Pollution Act of 1990 ("OPA") established a new liability and compensation scheme for oil spills from onshore and offshore facilities. Section 4113 of the OPA directed the President to conduct a study to determine whether liners or other secondary means of containment should be used to prevent leaking or to aid in leak detection at onshore facilities used for storage of oil. The Company believes that its business would be positively affected by any regulations eventually promulgated by the EPA that required liners and/or secondary containment be used to minimize leakage from ASTs. While the regulation has not, to date, been enacted, the industry designs secondary containment in all new tanks being built and, in general, secondary containment is installed in existing tanks when they are taken out of service for other reasons, in anticipation of this regulation.

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

In connection with the Company's sale of Brown Steel Contractors and affiliated entities ("Brown") in 1999, an environmental assessment was conducted at Brown's Newnan, Georgia facilities. The assessment turned up a number of deficiencies relating to storm water permitting, air permitting and waste handling and disposal. An inspection of the facilities also showed friable asbestos that needed to be removed. In addition, Phase II soil testing indicated a number of VOC's, SVOC's and metals above the State of Georgia notification limits. Ground water testing also indicated a number of contaminants above the State of Georgia notification limits.

Appropriate State of Georgia agencies have been notified of the findings and corrective and remedial actions have been completed, are currently underway, or plans for such actions have been submitted to the State of Georgia for approval. The current estimated total cost for cleanup and remediation is $1.7 million, $0.4 million of which remains accrued at May 31, 2000. Additional testing, however, could result in greater costs for cleanup and remediation than is currently accrued.

Matrix closed or sold the business operations of its San Luis Tank Piping Construction Company, Inc. ("SLT") and West Coast Industrial Coatings, Inc. subsidiaries, which are located in California. Although Matrix does not own the land or building, it would be liable for any environmental exposure while operating at the facility, a period from June 1, 1991 to the present. At the present time, the environmental liability that could result from the testing is unknown, however, Matrix has purchased a pollution legal liability insurance policy with $5.0 million of coverage.

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

Matrix builds aboveground storage tanks and performs maintenance and repairs on existing aboveground storage tanks. A defect in the manufacturing of new tanks or faulty repair and maintenance on an existing tank could result in an environmental liability if the product stored in the tank leaked and contaminated the environment. Matrix currently has liability insurance with pollution coverage of $1 million, but the amount could be insufficient to cover a major claim. Matrix is currently involved in one claim which occurred before pollution coverage was obtained. The Company does not believe that its repair work was defective and is not liable for any subsequent environmental damage.

Item 2.    Properties

The executive offices of the Company are located in a 20,400 square foot facility owned by the Company and located in Tulsa, Oklahoma. The Company owns a 64,000 square foot facility located on 13 acres of land leased from the Tulsa Port of Catoosa which is used for the fabrication of tanks and tank parts. The Company owns a 60,000 square foot facility on 14 acres of land owned in Tulsa, Oklahoma which is now occupied by the tank construction group and provides excess fabrication capacity for tank parts. The Company also owns a 22,000 square foot facility located on 14 acres of owned land in Tulsa, Oklahoma for Tulsa regional operations, a 13,300 square foot facility in Temperance, Michigan for the Michigan regional operations and a 22,600 square foot facility in Houston, Texas for Houston regional operations. The Company owns 143,300 square foot and 41,000 square foot facilities, located on 6.5 acres and 31.8 acres, respectively, in Newnan, Georgia which are being leased by Caldwell Tanks, the Buyer of Brown. These facilities will be sold upon final environmental remediation as provided under the Asset Sales Agreement with Caldwell Tanks, Inc. The Company owns a 30,000 square foot facility located on 5.0 acres of owned land in Bellingham, Washington. Also, the Company owns a 1,806 square foot facility located in Sarnia, Ontario, Canada. The Company leases offices in Anaheim, Bay Point, and Paso Robles, California; Bristol and Bethlehem, Pennsylvania; Houston, Texas and Newark, Delaware. The aggregate lease payments for these leases during fiscal 2000 were approximately $0.9 million. The Company believes that its facilities are adequate for its current operations.

Item 3.    Legal Proceedings

The Company and its subsidiaries are named defendants in several lawsuits arising in the ordinary course of their business. While the outcome of lawsuits cannot be predicted with certainty, management does not expect these lawsuits to have a material adverse impact on the Company.

See also "Item 1 - Business - Environmental" for a discussion of environmental proceedings involving the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

                                                       PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters

Price Range of Common Stock

The Common Stock has traded on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation ("NASDAQ") System since the Company's initial public offering on September 26, 1990. The trading symbol for the Common Stock is "MTRX." The following table sets forth the high and low closing sale prices for the Common Stock on the National Market System as reported by NASDAQ for the periods indicated:

                                                          Fiscal Year              Fiscal Year
                                                              2000                     1999
                                                      ---------------------     -------------------
                                                        High       Low            High      Low
                                                        ----       ---            ----      ---
                                First Quarter           $4.75      $3.75          $7.75     $4.88
                                Second Quarter           4.81       3.63           5.50      3.97
                                Third Quarter            6.75       4.06           5.13      3.50
                                Fourth Quarter           5.50       4.38           4.50      2.94

                                                                                   Fiscal Year
                                                                                       2001
                                                                                --------------------
                                                                                  High        Low
                                                                                  ----        ---

                                First Quarter (through August 14, 2000)           $5.06       $4.63

As of August 14, 2000 there were approximately 76 holders of record of the Common Stock. The Company believes that the number of beneficial owners of its Common Stock is substantially greater than 76.

Dividend Policy

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors the Board of Directors may deem relevant. The Company's credit agreement restricts the Company's ability to pay dividends.

Item 6.    Selected Financial Data

The following table sets forth selected historical financial information for Matrix covering the five years ended May 31, 2000.




                                                                   Matrix Service Company
                                                            (In millions, except per share data)
                                          ----------------------------------------------------------------------------
                                                                          Years Ended
                                          ----------------------------------------------------------------------------
                                               2000           1999           1998            1997           1996
                                          --------------- -------------- -------------- --------------- --------------

Revenues                                       193.8           211.0          225.4          183.1           183.7

Gross profit                                    20.5            14.0           18.6           17.4            16.6

Gross profit %                                  10.6%            6.6%           8.3%           9.5%            9.0%

Operating income (loss)                          6.8           (11.5)         (16.3)           5.5             4.7

Operating income (loss) %                        3.5%           (5.5)%         (7.2)%          3.0%            2.6%

Pre-tax income / (loss)                          7.2           (12.6)         (17.3)           5.1             4.4

Net income / (loss)                              6.6           (12.6)         (11.6)           3.0             2.4

Net income / (loss) %                            3.4%           (6.0)%         (5.1)%          1.6%            1.3%

Earnings / (loss) per share-diluted              0.74           (1.34)         (1.22)          0.31            0.26

Equity per share-diluted                         6.11            5.29           6.87           7.86            7.68

Weighted average shares outstanding              9.0             9.4            9.5            9.7             9.5

Working capital                                 19.4            25.7           41.1           28.2            26.4

Total assets                                    78.3            88.2          112.7          116.9           105.8

Long-term debt                                   0.0             5.5           13.1            6.4             4.8

Capital expenditures                             6.3             5.4            2.6            5.8             3.4

Stockholders' equity                            54.9            49.7           65.3           76.2            73.0

Total long-term debt to equity %                 0.0%           11.1%          20.1%           8.4%            6.6%

Cash flow from operations                        8.4            16.7            3.0            6.2             9.6


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Annual Report and the information incorporated herein by reference contains various "forward-looking statements" within the meaning of federal and state securities laws, including those identified or predicated by the words "believes," "anticipates," "expects," "plans," "should" or "could" or similar expressions. Such statements are subject to a number of uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the following:

o        Changes in general economic conditions in the United States.

o Changes in laws and regulations to which Matrix is subject, including tax, environmental, and employment laws and regulations.

o The cost and effects of legal and administrative claims and proceedings against Matrix or its subsidiaries.

o Conditions of the capital markets Matrix utilizes to access capital to finance operations.

o        The ability to raise capital in a cost-effective way.

o        The effect of changes in accounting policies.

o The ability to manage growth and to assimilate personnel and operations of acquired businesses.

o        The ability to control costs.

o Changes in foreign economies, currencies, laws, and regulations, especially in Canada where Matrix has made direct investments.

o Political developments in foreign countries, especially in Canada where Matrix has made direct investments.

o The ability of Matrix to develop expanded markets and product or service offerings as well as its ability to maintain existing markets.

o Technological developments, high levels of competition, lack of customer diversification, and general uncertainties of governmental regulation in the energy industry.

o The ability to recruit, train, and retain project supervisors with substantial experience.

o A downturn in the petroleum storage operations or hydrocarbon processing operations of the petroleum and refining industries.

o Changes in the labor market conditions that could restrict the availability of workers or increase the cost of such labor.

o        The negative effects of a strike or work stoppage.

o The timing and planning of maintenance projects at customer facilities in the refinery industry which could cause adjustments for seasonal shifts in product demands.

o Exposure to construction hazards related to the use of heavy equipment with attendant significant risks of liability for personal injury and property damage.

o The use of significant production estimates for determining percent complete on construction contracts could produce different results upon final determination of project scope.

o The inherent inaccuracy of estimates used to project the timing and cost of exiting operations of non-core businesses.

o        Fluctuations in quarterly results.

Given these uncertainties, readers of this Annual Report are cautioned not to place undue reliance upon such statements.


------------------------------------------------------------------------------------------------------------------------------------
                                                            Matrix Service Company
                                                         Annual Results of Operations
                                                    (In millions, except per share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Municipal
                                           AST     Construction    Plant                  Water     FCCU                 Combined
                                        Services     Services     Services     Total     Services   Services    Total      Total
                                       ---------- ------------- ----------- ---------- ----------- ---------- -------- ------------
Year ended May 31, 2000
Consolidated revenues                      131.8        9.3          34.3      175.4        18.4        0.0       18.4     193.8
Gross profit (loss)                         17.4       (0.5)          3.2       20.1         0.7       (0.3)       0.4      20.5
Operating income (loss)                      8.0       (1.8)          1.3        7.5        (0.4)      (0.3)      (0.7)      6.8
Income (loss) before income tax expense      8.0       (1.5)          1.3        7.8        (0.3)      (0.3)      (0.6)      7.2
Net income (loss)                            7.4       (1.5)          1.3        7.2        (0.3)      (0.3)      (0.6)      6.6
Earnings / (loss) per share - diluted        0.83      (0.17)         0.14       0.80       (0.03)     (0.03)     (0.06)     0.74
Weighted average shares                                                                                                     8,993

Year ended May 31, 1999
Consolidated revenues                      112.6       22.9          29.9      165.4        45.1        0.5       45.6     211.0
Gross profit (loss)                         12.9       (0.2)          3.8       16.5        (2.4)      (0.1)      (2.5)     14.0
Operating income (loss)                      3.9       (1.5)          1.8        4.2       (15.6)      (0.1)     (15.7)    (11.5)
Income (loss) before income tax expense      3.4       (1.6)          1.7        3.5       (16.1)       0.0      (16.1)    (12.6)
Net income (loss)                            3.4       (1.6)          1.7        3.5       (16.1)       0.0      (16.1)    (12.6)
Earnings / (loss) per share - diluted        0.36      (0.17)         0.18       0.37       (1.71)      0.0       (1.71)    (1.34)
Weighted average shares                                                                                                     9,440

Year ended May 31, 1998
Consolidated revenues                      103.0       45.0          20.6      168.6        46.2       10.6       56.8     225.4
Gross profit (loss)                         11.0        5.4           2.4       18.8         1.7       (1.9)      (0.2)     18.6
Operating income (loss)                      1.8        4.3           0.8        6.9        (5.3)     (17.9)     (23.2)    (16.3)
Income (loss) before income tax expense      1.5        4.2           0.7        6.4        (5.4)     (18.3)     (23.7)    (17.3)
Net income (loss)                            1.2        2.5           0.4        4.1        (4.8)     (10.9)     (15.7)    (11.6)
Earnings / (loss) per share - diluted        0.14       0.26          0.04       0.44       (0.51)     (1.15)     (1.66)    (1.22)
Weighted average shares                                                                                                     9,546

Variances  2000 to 1999
Consolidated revenues                       19.2      (13.6)          4.4       10.0       (26.7)      (0.5)     (27.2)    (17.2)
Gross profit (loss)                          4.5       (0.3)         (0.6)       3.6         3.1       (0.2)       2.9       6.5
Operating income                             4.1       (0.3)         (0.5)       3.3        15.2       (0.2)      15.0      18.3
Income (loss) before income tax expense      4.6        0.1          (0.4)       4.3        15.8       (0.3)      15.5      19.8
Net income (loss)                            4.0        0.1          (0.4)       3.7        15.8       (0.3)      15.5      19.2

Variances 1999 to 1998
Consolidated revenues                        9.6      (22.1)          9.3       (3.2)       (1.1)     (10.1)     (11.2)    (14.4)
Gross profit (loss)                          1.9       (5.6)          1.4       (2.3)       (4.1)       1.8       (2.3)     (4.6)
Operating income                             2.1       (5.8)          1.0       (2.7)      (10.3)      17.8        7.5       4.8
Income (loss) before income tax expense      1.9       (5.8)          1.0       (2.9)      (10.7)      18.3        7.6       4.7
Net income (loss)                            2.2       (4.1)          1.3       (0.6)      (11.3)      10.9       (0.4)     (1.0)

Results of Operations

AST Services 2000 vs. 1999

Revenues for AST Services in 2000 were $131.8 million, an increase of $19.2 million or 17.1% over 1999. Gross margin for 2000 of 13.2% was significantly better than the 11.5% produced in 1999 as a direct result of higher margin lump sum work combined with better execution of job plans. These margin improvements were offset somewhat by the International Division as a result of a $0.6 million gross profit loss on a project in Venezuela. These margin gains along with the increased sales volumes resulted in gross profit for 2000 of $17.4 million exceeding that of 1999 by $4.5 million, or 34.9%.

Selling, general and administrative costs as a percent of revenues decreased to 6.8% in 2000 vs. 7.1% in 1999.

Operating income for 2000 of $8.0 million, or 6.1% as a percent of revenues was significantly better than the $3.9 million, or 3.5% produced in 1999, as a direct result of the gross margin gains discussed above.

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

Selling, general and administrative costs as a percent of revenues increased to 7.1% in 1999 vs. 6.6% in 1998 primarily as a result of increased salary and wages, increased legal costs and increased information technology costs associated with the new enterprise-wide management information system.

Operating income for 1999 of $3.9 million was significantly better than the $1.8 million produced in 1998, primarily the result of no restructuring, impairment and abandonment costs in 1999 versus $1.9 million in 1998. The improvements in gross profit of $1.9 million was almost offset by the increase in selling, general and administrative expenses discussed above.

Construction Services 2000 vs. 1999

Revenues for Construction Services in 2000 were $9.3 million, a decrease of $13.6 million or 59.4% over 1999. This decrease was due to a very low backlog at the beginning of the Company's fiscal year 2000 compared to last year when Construction Services was in the process of completing two major projects. Gross margin for 2000 of (5.4%) was worse than the (0.9%) produced in 1999 as a result of the lack of significant work to cover the fixed cost structure in place for Construction Services and one time charges to low margin jobs in 2000 versus 1999. These margin declines along with the decreased sales volumes resulted in gross profit for 2000 of ($0.5) million being $0.3 million less than the ($0.2) million in 1999. Gross profit in 1999 was also negatively impacted by a $2.0 million reserve for bad debts for two large potentially uncollectible receivables.

Selling, general and administrative expenses as a percent of revenues increased to 14.0% in 2000 vs. 5.7% in 1999 primarily as a result of the fixed salary costs being spread over a smaller revenue base in 2000 vs. 1999.

Operating loss for 2000 of ($1.8) million, or (19.4%) as a percent of revenues was worse than the ($1.5) million, or (6.6%) produced in 1999 as a direct result of the lack of significant work discussed above.

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

Plant Services 2000 vs. 1999

Revenues for Plant Services in 2000 were $34.3 million, an increase of $4.4 million or 14.7% over 1999. Gross margin for 2000 of 9.3% was worse than the 12.7% produced in 1999 as a direct result of lower margin turnarounds in fiscal 2000 versus fiscal 1999 and several one-time charges. These margin declines resulted in gross profit for 2000 of $3.2 million which was a decrease from 1999 gross profit of $3.8 million, or (15.8%).

Selling, general and administrative expenses as a percent of revenues decreased to 5.4% in 2000 vs. 6.5% in 1999.

Operating income for 2000 of $1.3 million, or 3.8% as a percent of revenues was slightly less than the $1.8 million or 6.0% produced in 1999, as a direct result of the margin declines discussed above.

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

Selling, general and administrative expenses as a percent of revenues decreased to 6.5% in 1999 vs. 7.8% in 1998 primarily as a result of the fixed salary costs being spread over a larger revenue base in 1999 vs. 1998.

Operating income for 1999 of $1.8 million, or 6.0% as a percent of revenues was significantly better than the $0.8 million, or 3.9% produced in 1998, as a direct result of the selling, general and administrative decreases and the gross margin gains discussed above.

Exited Operations
-----------------

Fiscal Year 2000
----------------

On August 31, 1999, Matrix sold the assets and the business (municipal water services) of Brown to Caldwell for cash in the amount of $4.3 million and the assumption by the buyer of ongoing construction contracts ("Work-in-Process Contracts") and certain environmental liabilities of $0.4 million. Excluded from the assets sold were cash, accounts receivable, real estate and buildings and other miscellaneous assets. Included in the assets sold was all inventory of the subsidiaries, net of $0.7 million used as work-in-process. The cash amount paid at closing was subject to adjustment after the closing based upon the relationship of future billings and the cost to complete the Work-in-Process Contracts which was $1.9 million paid to Matrix on October 7, 1999. The buyer has a three-year right to lease and an option to acquire the real estate and buildings at a specified price of $2.2 million, and is obligated to acquire, at the same specified price, if Matrix is able to satisfy specified environmental clean-up measures within the three-year period. The estimated cost of the clean up has been provided, and management believes these clean up measures will be satisfied within the specified period.

Matrix has agreed with the buyer not to compete in that business for 5 years. For the fiscal years ended May 31, 2000, 1999 and 1998, Brown accounted for 6.3%, 15.9% and 14.4%, respectively of Matrix's total revenues, and 4.8%, 17.7% and 20.2%, respectively, of Matrix's total assets.

For the year ended May 31, 2000, worker's compensation, general liability, and environmental reserves for the Brown operation were determined to be $1.0 million short of previously anticipated expenditures, resulting in a restructuring, improvement and abandonment charge (See Footnote 3 to the Consolidated Financial Statements).

In June 1999, notices were given as required under the WARN Act and Matrix announced that it would also pursue potential opportunities to sell the SLT municipal water services. In January 2000, Matrix sold at fair market value resulting in no gain or loss the assets of the coating operation, an affiliated company of SLT, to existing management for $0.3 million. In April 2000, the remaining open contracts were completed and all operations were shutdown. For the year ended May 31, 2000, the exit plan reserves have been re-evaluated and reduced by $0.8 million. This reduction is a result of a favorable ruling in existing litigation, better than anticipated environmental findings, and reductions in worker's compensation and general liability reserves.

Matrix has been in litigation over a contested contract in the FCCU segment. In January 2000, Matrix won its case and was awarded $1.1 million plus interest and attorney fees. This case is currently under appeal, however, the defendant was required to post a bond for the judgement amount. As a result of legal costs associated with this litigation as well as shortfalls in previously recorded worker's compensation and general liability reserves, Matrix recorded a $0.3 million restructuring, impairment and abandonment charge to income.

Fiscal Year 1999
----------------

On March 24, 1999, Matrix entered into a Letter of Intent with Caldwell Tanks, Inc. for the sale of Brown, a subsidiary acquired in 1994. In April 1999, the board of directors approved the transaction and a Stock Purchase Agreement was executed on June 9, 1999. Based upon certain environmental concerns (see Item 1. Business - Environmental), the structure of this transaction was renegotiated as an asset sale with Matrix retaining temporary ownership of the land and buildings until environmental remediation is completed.

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

Fiscal Year 1998
----------------

During the third quarter of fiscal year 1998, the board of directors approved a plan whereby Matrix would exit the operations of Midwest Industrial Contractors, Inc. (Midwest), which was acquired in 1990, and discontinue to operate in the markets that Midwest had historically participated. Matrix completed all open contracts and disposed of all assets of Midwest. During the fiscal year ended 1998, Midwest had operating losses of $17.9 million.

Also during the third quarter of fiscal 1998, Matrix adopted a board of directors approved plan to restructure operations to reduce costs, eliminate duplication of facilities and improve efficiencies. The plan included closing fabrication shops in Newark, Delaware and Rancocas, New Jersey and moving these operations to a more efficient and geographically centered facility in Bristol, Pennsylvania. Additionally, the Company closed a fabrication shop at Elkston, Maryland. The production from the Maryland facility, which was principally elevated water tanks, was then provided by the Company's Newnan, Georgia plant until its sale on August 31, 1999 discussed above. (The facilities located in Delaware, New Jersey, Pennsylvania and Maryland were all leased facilities.) Matrix sold real estate that was not being utilized in Mississauga, Canada, and terminated the business of certain product lines that were no longer profitable.

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

Additionally, in evaluating Matrix's vapor seal operations, the operating income and cash flows from this business unit indicated that positive amounts were not attainable. Therefore, the business was completely abandoned, the goodwill written-off, and impaired assets abandoned or sold at their net realizable value. The operating results of this business were not significant to Matrix's operations.

Employee termination costs associated with the reorganization and termination of all employees of Midwest and the vapor seal operations were recognized and paid during fiscal 1998.

Other reorganization costs include the cost of travel related expenses for reorganization teams which proposed, planned and carried out the Company's restructuring plans, cost of a failed merger and equipment moving.

As a result of these  restructuring  and closing  operations,  Matrix recorded a
charge  of  $21.0  million  (See  Footnote  3  to  the  Consolidated   Financial
Statements).

Municipal Water Services 2000 vs. 1999

Revenues for Municipal Water Services in 2000 were $18.4 million, a decrease of $26.7 million or 59.2% from 1999 as a result of the sale of Brown on August 31, 1999 and the final shutdown of SLT as discussed above. Gross margin for 2000 of 3.8% was significantly better than the (5.3%) produced in 1999 as a direct result of working off the closed-out backlog. These decreased sales volumes resulted in gross profit for 2000 of $0.7 million exceeding that 1999 by $3.1 million, or 129.2%.

Operating losses for 2000 of ($0.4) million were better than the operating losses of ($15.6) million produced in 1999 as a direct result of gross profit shortfalls discussed above and a $9.8 million charge for restructuring, impairment and abandonment costs in 1999 relating to the decision to exit the business.

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

FCCU Services 2000 vs. 1999

Midwest was exited in the third quarter of 1998 and there was no significant FCCU activity in 2000.

FCCU Services 1999 vs. 1998

Midwest was exited in the third quarter of 1998 and there was no significant FCCU activity in 1999.

Financial Condition & Liquidity

Matrix's cash and cash equivalents totaled approximately $1.8 million at May 31, 2000 and $3.0 million at May 31, 1999.

On November 30, 1999, the Company amended and restated its 1994 Amended Credit Agreement with a commercial bank under which a total of $20.0 million may be borrowed on a revolving basis based on the level of the Company's eligible receivables which would have provided $12.8 million of availability at May 31, 2000. The agreement provides for an interest rate based on a prime or LIBOR option and matures on October 31, 2002. The original amended credit facility provided for a $10 million term loan, due February 29, 2003, payable in 60 equal payments beginning in March 1999. The interest rate for the revolver at May 31, 2000 was 8.4%. The agreement requires maintenance of certain financial ratios, limits the amount of additional borrowings and prohibits the payment of dividends. The credit facility is secured by all accounts receivable, inventory, intangibles, and proceeds related thereto. No amounts were outstanding at May 31, 2000.

In conjunction with the term note, effective March 2, 1998, the Company entered into an interest rate swap agreement for an initial notional amount of $10 million with a commercial bank, effectively providing a fixed interest rate of 7.5% for the five-year period on the term note. The Company paid 7.5% interest and received LIBOR plus 1.5%, calculated on the notional amount. The notional amount was $7.7 million at May 31, 1999. Net receipts or payments under the agreement were recognized as an adjustment to interest expense. On September 3, 1999 the commercial bank paid the Company to unwind the Swap Agreement and the Company began pre-paying on the term loan with the proceeds of the Brown Sale (See Exited Operations - Fiscal 2000).

Operations of the Company provided $8.4 million of cash for the year ended May 31, 2000 as compared with providing $16.7 million of cash for the year ended May 31, 1999, representing a decrease of approximately $8.3 million. The decrease was due primarily to changes in net working capital for the year.

Capital expenditures during the year ended May 31, 2000 totaled approximately $6.3 million. Of this amount, approximately $1.6 million was used to purchase transportation equipment for field operations, and approximately $3.4 million was used to purchase welding, construction, and fabrication equipment. Matrix has invested approximately $1.3 million in office equipment furniture and fixtures during the year, which includes approximately $0.2 million invested for a new enterprise wide management information system. Matrix has budgeted approximately $6.5 million for capital expenditures for fiscal 2001. Of this amount, approximately $2.2 million would be used to purchase transportation equipment for field operations, and approximately $3.3 million would be used to purchase welding, construction, and fabrication equipment. A 200,000 square foot, 45-acre facility is planned at the Port of Catoosa in order to consolidate the Company's four facilities in the Tulsa market now containing fabrication, operations and administration. This consolidation should take 18 to 24 months at an estimated cost of approximately $11.0 million. This cost would be offset by the sale of the existing 4 facilities for approximately $6.0 million.

On January 5, 2000, Matrix entered into a purchase agreement for $4.3 million to acquire a facility for the relocation of its Anaheim, California operation. Final resolution of the findings of the interim environmental assessment could not be reached. Accordingly, Matrix rescinded the purchase agreement on May 25, 2000. Matrix continues to look for facility options in the Anaheim area.

Matrix believes that its existing funds, amounts available from borrowings under its existing credit agreement, and cash generated by operations will be sufficient to meet its working capital needs through fiscal 2001 and thereafter.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Matrix has subsidiary companies whose operations are located in Canada and Venezuela. Matrix's financial results could be affected if these companies incur a permanent decline in value as a result of changes in foreign currency exchange rates and the economic conditions in these foreign countries. Matrix attempts to mitigate these risks by investing in different countries and business segments. Venezuela's currency has recently suffered significant devaluation and volatility. The ultimate severity of the conditions in Venezuela remain uncertain, as does the long-term impact on Matrix's investment, however, the total investment in Venezuela is not material to the financial position of Matrix taken as a whole and Matrix has exited all operations in Venezuela.

Item 8.    Financial Statements and Supplementary Data

Financial Statements of the Company
               Report of Independent Auditors                                                   23

               Consolidated Balance Sheets as of May 31, 2000 and 1999.                         24

               Consolidated Statements of Operations for the years ended May 31,
                  2000, 1999 and 1998.                                                          26

               Consolidated Statements of Changes in Stockholders' Equity for the
                  years ended May 31, 2000, 1999 and 1998.                                      27

               Consolidated Statements of Cash Flows for the years ended May 31,
                  2000, 1999 and 1998.                                                          28

               Notes to Consolidated Financial Statements                                       30

               Quarterly Financial Data (Unaudited)                                             47

               Schedule II - Valuation and Qualifying Accounts                                  48

Financial Statement Schedules

The following financial statement schedule is filed as a part of this report under "Schedule II" immediately preceding the signature page: Schedule II - Valuation and Qualifying Accounts for the three fiscal years ended May 31, 2000 and 1999. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

                         Report of Independent Auditors


The Stockholders and Board of Directors
Matrix Service Company

We have audited the accompanying consolidated balance sheets of Matrix Service Company as of May 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended May 31, 2000. Our audits also included the financial statement schedule listed in the Index under Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matrix Service Company at May 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2000, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                         Ernst & Young LLP

Tulsa, Oklahoma
August 11, 2000

                                              Matrix Service Company

                                            Consolidated Balance Sheets



                                                                                                 May 31
                                                                                         2000              1999
                                                                                   ------------------------------------
                                                                                             (In Thousands)
Assets
Current assets:
    Cash and cash equivalents                                                              $  1,806         $  2,972
    Accounts receivable, less allowances
       (2000-$150, 1999 - $2,464)                                                            24,188           34,390
    Costs and estimated earnings in excess of
       billings on uncompleted contracts                                                     11,029            8,541
    Inventories                                                                               3,049            3,042
    Assets held for disposal                                                                      -            8,556
    Income tax receivable                                                                       146              104
    Prepaid expenses                                                                          2,559            1,051
                                                                                   ------------------------------------
Total current assets                                                                         42,777           58,656

Investment in Joint Venture                                                                     279                -

Property, plant and equipment, at cost:
    Land and buildings                                                                        9,992            9,645
    Construction equipment                                                                   17,892           15,562
    Transportation equipment                                                                  7,220            6,144
    Furniture and fixtures                                                                    4,399            2,449
    Construction in progress                                                                  1,995            2,385
                                                                                   ------------------------------------
                                                                                             41,498           36,185
    Accumulated depreciation                                                                 20,211           17,971
                                                                                   ------------------------------------
                                                                                             21,287           18,214

Goodwill, net of accumulated amortization
    (2000 - $2,092, 1999 - $1,753)                                                           11,660           11,122

Other assets                                                                                  2,303              228
                                                                                   ------------------------------------
Total assets                                                                               $ 78,306         $ 88,220
                                                                                   ====================================


                                              Matrix Service Company

                                            Consolidated Balance Sheets



                                                                                                 May 31
                                                                                         2000              1999
                                                                                   ------------------------------------
                                                                                             (In Thousands)
Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                                                                     $   8,759        $   9,805
    Billings on uncompleted contracts in excess
       of costs and estimated earnings                                                       5,138            7,356
    Accrued insurance                                                                        3,112            4,541
    Accrued environmental reserves                                                             432            1,778
    Earnout payable                                                                            968              727
    Income tax payable                                                                         412              307
    Other accrued expenses                                                                   4,560            6,378
    Current portion of long-term debt                                                           22            2,092
                                                                                   ------------------------------------
Total current liabilities                                                                   23,403           32,984

Long-term debt                                                                                   -            5,521

Stockholders' equity:
    Common stock - $.01 par value; 15,000,000
       shares authorized; 9,642,638
       shares issued in 2000 and 1999                                                           96               96
    Additional paid-in capital                                                              51,596           51,596
    Retained earnings                                                                        7,785            1,567
    Cumulative translation adjustment                                                         (693)            (555)
                                                                                   ------------------------------------
                                                                                            58,784           52,704
    Less treasury stock, at cost - 918,372 and
       697,450 shares in 2000 and 1999, respectively                                        (3,881)          (2,989)
                                                                                   ------------------------------------
Total stockholders' equity                                                                  54,903           49,715
                                                                                   ------------------------------------
Total liabilities and stockholders' equity                                               $  78,306        $  88,220
                                                                                   ====================================


See accompanying notes.

                                              Matrix Service Company

                                       Consolidated Statements of Operations


                                                                                  Year ended May 31
                                                                       2000             1999              1998
                                                                -------------------------------------------------------
                                                                             (In thousands, except share
                                                                                and per share amounts)
Revenues                                                               $193,753          $210,997         $225,428
Cost of revenues                                                        173,269           197,012          206,839
                                                                -------------------------------------------------------
Gross profit                                                             20,484            13,985           18,589
Selling, general and administrative expenses                             12,993            15,025           12,947
Goodwill and noncompete amortization                                        484               670              977
Restructuring, impairment and abandonment
    costs                                                                   180             9,772           20,956
                                                                -------------------------------------------------------
Operating income (loss)                                                   6,827           (11,482)         (16,291)

Other income (expense):
    Interest expense                                                       (368)             (969)          (1,275)
    Interest income                                                          77               291              267
    Other                                                                   660              (452)             (54)
                                                                -------------------------------------------------------
Income (loss)
    before income taxes                                                   7,196           (12,612)         (17,353)

Provision (benefit) for federal, state and
    foreign income taxes                                                    580                 -           (5,715)
                                                                -------------------------------------------------------
Net income (loss)                                                        $6,616          $(12,612)       $ (11,638)
                                                                =======================================================

Basic earnings (loss) per common share                               $   0.75         $   (1.34)       $   (1.22)
                                                                =======================================================

Diluted earnings (loss) per common share                             $   0.74         $   (1.34)       $   (1.22)
                                                                =======================================================

Weighted average common shares
    outstanding:
      Basic                                                           8,872,847         9,440,310        9,545,979
      Diluted                                                         8,992,819         9,440,310        9,545,979


See accompanying notes.

                                        Matrix Service Company

                      Consolidated Statements of Changes in Stockholders' Equity






                                                                                           Accumulated
                                                      Additional                              Other
                                            Common     Paid-In     Retained   Treasury  Comprehensive
                                            Stock      Capital     Earnings     Stock     Income (Loss)      Total
                                         ------------------------------------------------------------------------------
                                                                        (In Thousands)
Balances, May 31, 1997                        $95       $50,903    $26,269        $(910)      $(145)        $76,212
    Net loss                                    -             -    (11,638)           -           -         (11,638)
    Other comprehensive income
        Translation adjustment                  -             -          -            -        (378)           (378)
                                                                                                         --------------
    Comprehensive income                                                                                    (12,016)
                                                                                                         --------------
    Exercise of stock options
      (224,307 shares)                          1           555       (410)         910           -           1,056
                                         ------------------------------------------------------------------------------
Balances, May 31, 1998                         96        51,458     14,221            -        (523)         65,252
    Net loss                                    -             -    (12,612)           -           -         (12,612)
    Other comprehensive income
        Translation adjustment                  -             -          -            -         (32)            (32)
                                                                                                         --------------
    Comprehensive income                                                                                    (12,644)
                                                                                                         --------------
    Purchase of treasury stock
      (704,200 shares)                          -             -          -       (3,036)          -          (3,036)
    Exercise of stock options
      (49,156 shares)                           -           138        (42)          47           -             143
                                         ------------------------------------------------------------------------------
Balances, May 31, 1999                         96        51,596      1,567       (2,989)       (555)         49,715
    Net income                                  -             -      6,616            -           -           6,616
    Other comprehensive income
        Translation adjustment                  -             -          -            -        (138)           (138)
                                                                                                         --------------
    Comprehensive income                                                                                      6,478
                                                                                                         --------------
    Purchase of treasury stock
       (288,000 shares)                         -           -            -       (1,354)          -          (1,354)
    Exercise of stock options
      (67,078 shares)                           -           -        (398)          462           -              64
                                         ------------------------------------------------------------------------------
Balances, May 31, 2000                        $96       $51,596     $7,785      $(3,881)      $(693)        $54,903
                                         ==============================================================================



See accompanying notes.

                                              Matrix Service Company

                                       Consolidated Statements of Cash Flows




                                                                                    Year ended May 31
                                                                         2000             1999              1998
                                                                  ------------------------------------------------------
                                                                                     (In Thousands)
Operating activities
Net income (loss)                                                         $6,616          $(12,612)        $(11,638)
Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
       Depreciation and amortization                                       3,894             4,717            5,134
       Deferred income tax                                                     -            (1,697)          (2,039)
       (Gain) loss on sale of equipment                                      (76)              632              467
       Noncash write-off of restructuring,
          impairment and abandonment costs                                     -             6,344           19,772
       Changes in operating assets and
          liabilities increasing (decreasing)
          cash, net of effects of acquisitions:
              Accounts receivable                                          9,280             2,775            5,166
              Costs and estimated earnings
                 in excess of billings on
                 uncompleted contracts                                    (3,540)            6,799           (2,858)
              Inventories                                                    929             1,470             (138)
              Prepaid expenses                                            (1,508)             (527)             (77)
              Accounts payable                                            (1,046)           (2,445)          (3,486)
              Billings on uncompleted
                 contracts in excess of costs
                 and estimated earnings                                   (2,218)             (256)             473
              Accrued expenses                                            (3,986)            5,957           (2,484)
              Income taxes receivable/payable                                 63             5,482           (4,544)
              Other                                                            7                47             (797)
                                                                  ------------------------------------------------------
Net cash provided by operating activities                                  8,415            16,686            2,951

Investing activities
Acquisition of property, plant and equipment                              (6,316)           (5,379)          (2,577)
Acquisitions net of cash acquired                                           (851)             (637)          (5,068)
Proceeds from sale of exited operations                                    6,805                 -                -
Investment in joint venture                                                 (279)                -                -
Proceeds from other investing activities                                      36               182              652
                                                                  ------------------------------------------------------
Net cash used in investing activities                                      $(605)          $(5,834)         $(6,993)


                                              Matrix Service Company


                                                                                    Year ended May 31
                                                                         2000             1999              1998
                                                                  ------------------------------------------------------
                                                                                     (In Thousands)
Financing activities
Issuance of common stock                                          $           64    $          143        $   1,056
Purchase of treasury stock                                                (1,354)           (3,036)               -
Advances under bank credit agreement                                      49,760             5,425           11,750
Repayments of bank credit agreement                                      (57,260)          (12,925)          (4,200)
Repayment of other notes                                                     (17)              (17)          (3,652)
Repayment of acquisition note                                                (66)              (62)            (459)
Issuance of acquisition note                                                   -                 -              250
Issuance of equipment notes                                                    -                 4               40
Repayments of equipment notes                                                 (8)              (23)               -
                                                                  ------------------------------------------------------
Net cash provided by (used in)
    financing activities                                                  (8,881)          (10,491)           4,785
Effect of exchange rate changes on cash                                      (95)                5              (14)
                                                                  ------------------------------------------------------
Net increase (decrease) in cash and cash
    equivalents                                                           (1,166)              366              729
Cash and cash equivalents, beginning of year                               2,972             2,606            1,877
                                                                  ------------------------------------------------------
Cash and cash equivalents, end of year                                 $   1,806         $   2,972        $   2,606
                                                                  ======================================================

Supplemental disclosure of cash flow
    information:
      Cash paid during the period for:
         Income taxes                                                 $      587           $   477          $1,064
         Interest                                                            370               967           1,275


See accompanying notes.

                             Matrix Service Company

                   Notes to Consolidated Financial Statements


1. Summary of Significant Accounting Policies

Organization and Basis of Presentation
--------------------------------------

The consolidated financial statements present the accounts of Matrix Service Company ("Matrix") and its subsidiaries (collectively referred to as the "Company"). Subsidiary companies include Matrix Service, Inc., ("MSI"), Matrix Service Mid-Continent ("Mid-Continent"), Matrix Service, Inc. - Canada ("Canada"), San Luis Tank Piping Construction, Inc. and Affiliates ("San Luis"), Brown Steel Contractors, Inc. and Affiliates ("Brown"), and Midwest Industrial Contractors, Inc. ("Midwest"). In 1998, Matrix purchased General Services Corporation and affiliates ("GSC") which was later merged into existing subsidiaries (see Note 2). In 1998, Matrix exited the Midwest operation, in 1999 Matrix sold Brown and in 2000, Matrix shutdown San Luis (see Note 3). Intercompany transactions and balances have been eliminated in consolidation.

In March 2000, the Company entered into a joint venture partnership agreement for the construction of a pulp and paper project. The joint venture is accounted for under the equity method.

The Company operates primarily in the United States and has operations in Canada, Mexico and Venezuela. The Company's industry segments are Aboveground Storage Tank Services (AST), Construction Services, Plant Services, Municipal Water Services, and Fluid Catalytic Cracking Unit Services (FCCU).

Cash Equivalents
----------------

The  Company   includes  as  cash  equivalents  all  investments  with  original maturities of three months or less which are readily convertible into cash. The carrying value of cash equivalents approximates fair value.

Inventories
-----------

Inventories consist primarily of raw materials and are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or average cost method.

Revenue Recognition
-------------------

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

                             Matrix Service Company

                   Notes to Consolidated Financial Statements


1. Summary of Significant Accounting Policies (continued)

Depreciation and Amortization
-----------------------------

Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets. Goodwill and noncompete agreements are being amortized over 40 and 3 to 5 years, respectively, using the straight-line method. Goodwill represents the excess of cost over fair value of assets of businesses acquired.

Impairment of Long-Lived Assets
-------------------------------

The Company evaluates the long-lived assets and intangibles, including goodwill, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.

For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if an impairment is required. Until the assets are disposed of, an estimate of the fair value is redetermined when related events or circumstances change.

Environmental Costs
-------------------

Environmental liabilities are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities are based upon estimates of expected future costs without discounting.

Income Taxes
------------

Deferred income taxes are computed using the liability method whereby deferred tax assets and liabilities are recognized based on temporary differences between financial statement and tax basis of assets and liabilities using presently enacted tax rates.

Earnings per Common Share
-------------------------

Basic earnings per common share is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes in average shares outstanding employee stock options which are dilutive (119,972, -0-, and -0- shares in 2000, 1999 and 1998, respectively).

                             Matrix Service Company

                   Notes to Consolidated Financial Statements


1. Summary of Significant Accounting Policies (continued)

Stock Option Plans
------------------

Employee stock options are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Comprehensive Income
--------------------

In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. The Company has presented comprehensive income and its components, foreign currency transaction adjustments, in the consolidated statements of stockholders' equity.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Acquisition

On June 17, 1997, the Company acquired all of the outstanding common stock of GSC for up to $7.75 million, subject to certain adjustments. The purchase price consisted of $4.75 million in cash, a $0.25 million, prime rate (currently 8.25%) promissory note payable in 12 equal quarterly installments and, future payments of $2.75 if GSC satisfied certain earnings requirements. During fiscal 2000, 100% of the earnout provisions were satisfied. Operations of GSC are included in the accompanying financial statements from date of acquisition.

                             Matrix Service Company

                   Notes to Consolidated Financial Statements


3. Restructuring, Impairment and Abandonment Costs

Fiscal Year 1998
----------------

During the third quarter of fiscal year 1998, the board of directors approved a plan whereby the Company would exit the operations of Midwest and discontinue to operate in the markets that Midwest had historically participated. The Company completed all open contracts and disposed of all assets. The Company abandoned this business entirely. During fiscal 1998, Midwest had operating losses of $17.9 million.

Also during the third quarter of 1998, the Company adopted a board of directors approved plan to restructure operations to reduce costs, eliminate duplication of facilities and improve efficiencies. The plan included closing fabrication shops in Newark, Delaware and Rancocas, New Jersey and moving these operations to a more efficient and geographically centered facility in Bristol, Pennsylvania. Additionally, the Company closed a fabrication shop at Elkston, Maryland. The production from the Maryland facility, which was principally elevated water tanks, was then provided by the Company's Newnan, Georgia plant until its sale on August 31, 1999 discussed below. (The facilities located in Delaware, New Jersey, Pennsylvania and Maryland were all leased facilities.) The Company sold real estate that was not being utilized in Mississauga, Canada, and also discontinued certain product lines that were no longer profitable.

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

Additionally, in evaluating the Company's vapor seal operations, the operating income and cash flows from this business unit indicated that positive amounts were not attainable. Therefore, the businesses were completely abandoned in fiscal 1998, the goodwill written-off, and impaired assets abandoned and sold at their net realizable value. The operating results of this business have not been significant to the Company's operations.

Employee termination costs associated with the reorganization and termination of all employees of Midwest and the vapor seal operations were recognized and paid during fiscal 1998.

                             Matrix Service Company

                   Notes to Consolidated Financial Statements


3. Restructuring, Impairment and Abandonment Costs (continued)

Other reorganization costs in fiscal 1998 include the cost of travel related expenses for reorganization teams which proposed, planned and carried out the Company's restructuring plans, cost of a failed merger and equipment moving.

Fiscal Year 1999
----------------

On March 24, 1999 the Company entered into a Letter of Intent with Caldwell Tanks, Inc. for the sale of Brown, a subsidiary acquired in 1994. In April 1999, the board of directors approved the transaction and a Stock Purchase Agreement was executed on June 9, 1999. Based upon certain environmental concerns however, the structure of this transaction was renegotiated as an asset sale with the Company retaining temporary ownership of the land and buildings until environmental remediation is completed.

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

Fiscal Year 2000
----------------

On August 31, 1999, the Company sold the assets and the business (municipal water services) of Brown to Caldwell for cash in the amount of $4.3 million and the assumption by the buyer of ongoing construction contracts ("Work-in-Process Contracts") and certain environmental liabilities of $0.4 million. Excluded from the assets sold were cash, accounts receivable, real estate and buildings and other miscellaneous assets. Included in the assets sold was all inventory of the subsidiaries, net of $0.7 million used as work-in-process. The cash amount paid at closing was subject to adjustment after the closing based upon the relationship of future billings and the cost to complete the Work-in-Process Contracts which was $1.9 million paid to the Company on October 7, 1999. The buyer has a three-year right to lease and an option to acquire the real estate and buildings at a specified price of $2.2 million, and is obligated to acquire, at the same specified price, if the Company is able to satisfy specified environmental clean-up measures within the three-year period. The estimated cost of the clean up has been provided, and management believes these clean up measures will be satisfied within the specified period.

                             Matrix Service Company

                   Notes to Consolidated Financial Statements


3. Restructuring, Impairment and Abandonment Costs (continued)

The Company has agreed with the buyer not to compete in that business for 5 years. For the fiscal years ended May 31, 2000, 1999 and 1998, Brown accounted for 6.3%, 15.9% and 14.4%, respectively of the Company's total revenues, and 4.8%, 17.7% and 20.2%, respectively, of the Company's total assets.

Based upon amounts paid and charged against the reserves for the year ended May 31, 2000, worker's compensation, general liability, and environmental amounts for the Brown operation were determined to be $1.0 million short of previously anticipated expenditures, resulting in a restructuring, impairment and abandonment charge.

In June 1999, notices were given as required under the WARN Act indicating that 100% of the workforce would be terminated and the Company announced that it would also pursue potential opportunities to sell the San Luis municipal water services. In January 2000, the Company sold at fair market value resulting in no gain or loss the assets of the coating operation, an affiliated company of San Luis, to existing management for $0.3 million. In April 2000, the remaining open contracts were completed and all operations were shutdown. This shutdown resulted in actual termination benefits paid approximating termination benefits accrued. Based upon amounts paid and charged against the reserves for the year ended May 31, 2000, the exit plan amounts have been re-evaluated and reduced by $0.8 million. This reduction is a result of a favorable ruling in existing litigation, better than anticipated environmental findings, and reductions in worker's compensation and general liability reserves.

During the years ended 2000, 1999 and 1998, Brown had operating losses of $0.9 million, $4.0 million and $0.2 million, respectively. During the year ended 2000, San Luis had operating income of $0.6 million. During the years ended 1999 and 1998, San Luis had operating losses of $1.8 million and $1.0 million, respectively.

                             Matrix Service Company

                   Notes to Consolidated Financial Statements


As a result of these restructuring and closing operations, the Company recorded the following charges:

                                                                                   May 31
                                                                  2000                1999               1998
                                                          ------------------- ------------------- -----------------
                                                                               (In Thousands)
              Impairment:
                  Midwest Goodwill                            $      -            $      -            $14,555
                  San Luis Goodwill                                  -                   -              4,103
                  Vapor Seal Goodwill                                -                   -                466
                  Brown Goodwill                                     -               2,333                  -
                  Asset Impairment                                   -               4,011                648
              Employee Termination                                   -                 205                386
              Environmental Reserves                               (32)              1,778                  -
              Other Reorganization Costs                           212               1,445                798
                                                          ------------------- ------------------- -----------------
              Restructuring, impairment and
                  abandonment costs                           $    180              $9,772            $20,956
                                                          =================== =================== =================

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



                                                                            May 31
                                                                     2000             1999
                                                              ------------------------------------
                                                                        (In Thousands)
         Costs incurred and estimated earnings
             Recognized on uncompleted contracts                      $150,676          $151,739
         Billings on uncompleted contracts                             144,785           150,554
                                                              ------------------------------------
                                                                      $  5,891          $  1,185
                                                              ====================================
         Shown on balance sheet as:
             Costs and estimated earnings in excess
                of billings on uncompleted contracts                  $ 11,029          $  8,541
             Billings on uncompleted contracts in
                excess of costs and estimated earnings                   5,138             7,356
                                                              ------------------------------------
                                                                      $  5,891          $  1,185
                                                              ====================================

Approximately $0.8 million and $3.7 million of accounts receivable at May 31, 2000 and 1999, respectively, relate to billed retainages under contracts.

                             Matrix Service Company

                   Notes to Consolidated Financial Statements


5. Long-Term Debt

Long-term debt consists of the following:

                                                                             May 31
                                                                        2000           1999
                                                                  --------------------------------
                                                                          (In Thousands)
         Borrowings under bank credit facility:
             Term note                                               $        -          $7,500

         Other                                                               22             113
                                                                  --------------------------------
                                                                             22           7,613
         Less current portion                                                22           2,092
                                                                  --------------------------------
                                                                      $       -        $  5,521
                                                                  ================================

On November 30, 1999, the Company amended and restated its 1994 Amended Credit Agreement with a commercial bank under which a total of $20.0 million may be borrowed on a revolving basis based on the level of the Company's eligible receivables which would have provided $12.8 million of availability at May 31, 2000. The agreement provides for an interest rate based on a prime or LIBOR option and matures on October 31, 2002. The original amended credit facility provided for a $10 million term loan, due February 29, 2003, payable in 60 equal payments beginning in March 1999. The interest rate for the revolver at May 31, 2000 was 8.4%. The agreement requires maintenance of certain financial ratios, limits the amount of additional borrowings and prohibits the payment of dividends. The credit facility is secured by all accounts receivable, inventory, intangibles, and proceeds related thereto.

In conjunction with the term note, effective March 2, 1998, the Company entered into an interest rate swap agreement for an initial notional amount of $10 million with a commercial bank, effectively providing a fixed interest rate of 7.5% for the five-year period on the term note. The Company paid 7.5% interest and received LIBOR plus 1.5%, calculated on the notional amount. The notional amount was $7.7 million at May 31, 1999. Net receipts or payments under the agreement were recognized as an adjustment to interest expense. On September 3, 1999 the commercial bank paid the Company to unwind the Swap Agreement and the Company began pre-paying on the term loan with the proceeds of the Brown Sale (See Note 3).

                             Matrix Service Company

                   Notes to Consolidated Financial Statements


5. Long-Term Debt (continued)

The Company has outstanding letters of credit and letters of guarantee totaling $3.4 million which mature during 2000 and 2001.

The carrying value of debt approximates fair value.

6. Income Taxes

The components of the provision (benefit) for income taxes are as follows:


                                                      2000            1999           1998
                                                 -----------------------------------------------
                                                                 (In Thousands)
                      Current:
                          Federal                   $    50        $ 1,003           $(2,760)
                          State                         360            387              (961)
                          Foreign                       170            307                45
                                                 -----------------------------------------------
                                                        580          1,697            (3,676)

                      Deferred:
                          Federal                         -         (1,516)           (1,963)
                          State                           -              -               (13)
                          Foreign                         -           (181)              (63)
                                                 -----------------------------------------------
                                                          -         (1,697)           (2,039)
                                                 -----------------------------------------------
                                                   $      -     $        -           $(5,715)
                                                 ===============================================


At May 31, 2000, the Company had net operating loss carry-forwards (NOL's) of $3.8 million for income tax purposes that expire in 2013. The use of the NOL's is limited to future taxable earnings of the Company.

                             Matrix Service Company

                   Notes to Consolidated Financial Statements


6. Income Taxes (continued)

The difference between the expected tax rate and the effective tax rate is indicated below:


                                                        2000            1999           1998
                                                   -----------------------------------------------
                                                                   (In Thousands)
         Expected provision (benefit) for
             Federal income taxes
             at the statutory rate                        $ 2,446       $(4,288)        $(5,900)
         State income taxes, net of
             Federal benefit                                  305          (255)           (642)
         Charges without tax benefit,
             Primarily goodwill amortization                  118           836             827
         Valuation allowance                               (3,041)        3,373               -
         Other                                                752           334               -
                                                   -----------------------------------------------
         Provision for income taxes                       $   580    $        -         $(5,715)
                                                   ===============================================


Significant components of the Company's deferred tax liabilities and assets as of May 31, 2000 and 1999 are as follows:

                                                                     2000             1999
                                                              ------------------------------------
                                                                        (In Thousands)
         Deferred tax liabilities:
             Tax over book depreciation                               $1,950            $2,478
             Other - net                                                 141               123
                                                              ------------------------------------
         Total deferred tax liabilities                                2,091             2,601
         Deferred tax assets:
             Bad debt reserve                                             51               826
             Foreign insurance dividend                                  111               104
             Vacation accrual                                            267               248
             Restructuring reserves                                      281             1,626
             Noncompete amortization                                     412               481
             Loss carryforward                                         1,277             2,664
             Other - net                                                  24                25
             Valuation allowance                                        (332)           (3,373)
                                                              ------------------------------------
         Total deferred tax assets                                    $2,091            $2,601
                                                              ------------------------------------
                                                                      $    -            $    -
                                                              ====================================


                             Matrix Service Company

                   Notes to Consolidated Financial Statements


7. Stockholders' Equity

Preferred Stock
---------------

The Company has $5.0 million shares of preferred stock authorized, none of which was issued or outstanding at May 31, 2000, or 1999.

Preferred Share Purchase Rights
-------------------------------

The Company's Board of Directors authorized and directed a dividend of one preferred share purchase right for each common share outstanding on November 12, 1999, and authorized and directed the issuance of one right per common share for any shares issued after that date. These rights, which expire November 12, 2009, will be exercisable only if a person or group acquires 15 percent or more of the Company's common stock or announces a tender offer that would result in ownership of 15 percent or more of the common stock. Each right will entitle stockholders to buy one one-hundredth of a share of preferred stock at an exercisable price of $40. In addition, the rights enable holders to either acquire additional shares of the Company's common stock or purchase the stock of an acquiring company at a discount, depending on specific circumstances. The rights may be redeemed by the Company in whole, but not in part, for one cent per right.

Incentive Stock Options
-----------------------

The Company has a 1990 Incentive Stock Option Plan (the "1990 Plan") and a 1991 Incentive Stock Option Plan (the "1991 Plan") to provide additional incentives for officers and other key employees of the Company. The Company also has a 1995 Nonemployee Directors' Stock Option Plan (the "1995 Plan"). Under the 1990 and 1991 Plans, incentive and nonqualified stock options may be granted to the Company's key employees and nonqualified stock options may be granted to nonemployees who are elected for the first time as directors of the Company after January 1, 1991. Employee options generally become exercisable over a five-year period from the date of the grant. Under the 1995 Plan, qualified stock options are granted annually to nonemployee directors and generally become exercisable over a two-year period from the date of the grant. Under each plan, options may be granted with durations of no more than ten years. The option price per share may not be less than the fair market value of the common stock at the time the option is granted. Shareholders have authorized an aggregate of 900,000, 1,320,000 and 250,000 options to be granted under the 1990, 1991, and
1995 Plans, respectively. Options exercisable total 540,069; 679,267; and 803,211 at May 31, 2000, 1999 and 1998, respectively.

                             Matrix Service Company

                   Notes to Consolidated Financial Statements


7. Stockholders' Equity (continued)

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

The Statement's pro forma information from the options is as follows:


                                                                2000            1999            1998
                                                           ------------------------------------------------
                                                                           (In Thousands)
      Net income (loss) as reported                                $6,616       $(12,612)       $(11,638)

      Compensation expense from stock options                         495            812             528
                                                           ------------------------------------------------
      Pro forma net income (loss)                                  $6,121       $(13,424)       $(12,166)
                                                           ================================================

      Pro forma earnings (loss) per common share:
             Basic                                                 $  .69       $  (1.42)       $  (1.27)
             Diluted                                               $  .68       $  (1.42)       $  (1.27)


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

                             Matrix Service Company

                   Notes to Consolidated Financial Statements


7. Stockholders' Equity (continued)

The following summary reflects option transactions for the past three years:

                                                         Shares       Option Price   Per Share
                                                    ----------------------------------------------------
         Shares under option:
             Balance at May 31, 1997                      1,525,004      $ .67    -    $7.875
               Granted                                      530,500       6.75    -     8.00
               Exercised                                   (224,307)       .67    -     6.25
               Canceled                                    (170,540)      3.625   -     8.00
                                                    ----------------------------------------------------
             Balance at May 31, 1998                      1,660,657      $ .67    -    $8.00
               Granted                                      883,000       3.75    -     4.375
               Exercised                                    (49,156)       .67    -     6.25
               Canceled                                    (869,201)      3.625   -     8.00
                                                    ----------------------------------------------------
             Balance at May 31, 1999                      1,625,300      $ .67    -    $7.75
               Granted                                       40,000       4.125   -     5.188
               Exercised                                    (67,078)      0.67    -     5.75
               Canceled                                    (522,128)      3.88    -     7.75
                                                    ----------------------------------------------------
               Balance at May 31 ,2000                    1,076,094      $3.625   -    $7.75
                                                    ====================================================

At May 31, 2000 the weighted average exercise price is $4.544 and the weighted average remaining contractual life is 7.09 years.

8. Commitments

The Company is the lessee under operating leases covering real estate in Tulsa, Oklahoma; Bristol, Pennsylvania; Anaheim, California; Bay Point, California; Paso Robles, California; Bellingham, Washington; and Carson, California. The Paso Robles lessors are former stockholders of San Luis. The Company is also the lessee under operating leases covering office equipment. Future minimum lease payments are as follows (in thousands): 2001 - $892, 2002 - $556, 2003 - $116,
2004 - $43, and 2005 - $43 and thereafter - $77. Rental expense was $1.0 million, $1.3 million and $0.7 million for the years ended May 31, 2000, 1999 and 1998, respectively. Rental expense related to related party leases was $0.3 million, $0.3 million and $0.2 million for the years ended May 31, 2000, 1999 and 1998.

                             Matrix Service Company

                   Notes to Consolidated Financial Statements


9. Other Financial Information

The Company provides specialized on-site maintenance and construction services for petrochemical processing and petroleum refining and storage facilities. The Company grants credit without requiring collateral to customers consisting of the major integrated oil companies, independent refiners and marketers, and petrochemical companies. Although this potentially exposes the Company to the risks of depressed cycles in oil and petrochemical industries, the Company's receivables at May 31, 2000 have not been adversely affected by such conditions. The Company did establish a bad debt reserve in 1999 for construction service projects of $2.0 million as well as a reserve of $0.4 million for municipal water projects, as that segment was being exited.

Sales to two customers accounted for approximately 17% and 12%, respectively of the Company's revenues for the year ended May 31, 2000. The customer that represented 17% of consolidated revenues, represented 57% of Plant Services revenues and 7% of AST Services revenues. The customer that represented 12% of consolidated revenues represented 14% of AST Services revenues and 6% of Plant Services revenues. Sales to one customer accounted for approximately 11% of the Company's revenues for the years ended May 31, 1999 and 1998.

10. Employee Benefit Plan

The Company sponsors a defined contribution 401(k) savings plan (the "Plan") for all employees meeting length of service requirements. Participants may contribute an amount up to 15% of pretax annual compensation as defined in the Plan, subject to certain limitations in accordance with Section 401(k) of the Internal Revenue Code. Beginning on July 1, 1998, the Company matched contributions at 25% of the first 6% of employee contributions. After May 31, 2000, the Company will match according to the following table:

                     1 - 7 years service      25% of the first 6%
                 8 - 15 years of service      50% of the first 6%
             16 or more years of service      75% of the first 6%

The Company recognized cost relating to the plan of $0.3 million and $0.3 million for the years ended May 31, 2000 and 1999, respectively.

                             Matrix Service Company

                   Notes to Consolidated Financial Statements


11. Contingent Liabilities

The Company is insured for worker's compensation, auto, and general liability claims with deductibles for self-insured retention of $250,000, $25,000, and $250,000 per incident, respectively. Management estimates the reserve for such claims based on knowledge of the circumstances surrounding the claims, the nature of any injuries involved, historical experience, and estimates of future costs provided by certain third parties. Accrued insurance at May 31, 2000 represents management's estimate of the Company's liability at that date. Changes in the assumptions underlying the accrual could cause actual results to differ from the amounts reported in the financial statements.

The Company has been in litigation over a contested contract in the FCCU segment. In January 2000, the Company won its case and was awarded $1.1 million. This case is currently under appeal, however, the defendant was required to post a bond for the judgement amount.

The Company is a defendant in various other legal actions and is vigorously defending against each of them. It is the opinion of management that none of such legal actions will have a material effect on the Company's financial position.

12. Segment Information

The Company has three reportable segments from operations which are continuing - Aboveground Storage Tank (AST) Services, Construction Services, and Plant Maintenance Services - as well as two reportable segments from exited operations
- Municipal Water Services and Fluid Catalytic Cracking Units (FCCU) Services. The AST Services Division consists of five operating units that perform specialized on-site maintenance and construction services with related products for large petroleum storage facilities. The Construction Services Division provides services to industrial process plants. The Plant Maintenance Services Division specializes in performing "turnarounds," which involve complex, time-sensitive maintenance of the critical operating units of a refinery. The Municipal Water Services Division consists of two operating units "Brown" and "San Luis," both of which have been exited (see footnote 3). The FCCU Services Division consisted of one operating unit "Midwest" which was exited in the 3rd quarter of fiscal 1998 (see Note 3).

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

                             Matrix Service Company

                   Notes to Consolidated Financial Statements


12. Segment Information (continued)

 -----------------------------------------------------------------------------------------------------------------------------------
                                                       Matrix Service Company
                                                    Annual Results of Operations
                                                      ($ Amounts in Millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Municipal
                                                       AST      Construction     Plant        Water         FCCU          Combined
                                                    Services      Services      Services     Services     Services          Total
------------------------------------------------------------------------------------------------------------------------------------
Year ended May 31, 2000
Gross revenues                                        $131.9         $9.3          $34.3       $19.1          $0.0         $194.6
Less: inter-segment revenues                            (0.1)         0.0            0.0        (0.7)          0.0           (0.8)
                                                   ------------ -------------- ----------- ------------- -------------- ------------
Consolidated revenues                                  131.8          9.3           34.3        18.4           0.0          193.8

Gross profit (loss)                                     17.4         (0.5)           3.2         0.7          (0.3)          20.5
Operating income (loss)                                  8.0         (1.8)           1.3        (0.4)         (0.3)           6.8
Income (loss) before income tax expense                  8.0         (1.5)           1.3        (0.3)         (0.3)           7.2
Net income (loss)                                        7.4         (1.5)           1.3        (0.3)         (0.3)           6.6

Identifiable assets                                     62.6          3.1            8.3         4.3           0.0           78.3
Capital expenditures                                     5.4          0.1            0.8         0.0           0.0            6.3
Depreciation expense                                     2.7          0.1            0.4         0.2           0.0            3.4

Year ended May 31, 1999
Gross revenues                                        $117.6        $23.3          $29.9       $46.0          $0.5         $217.3
Less: inter-segment revenues                            (5.0)        (0.4)           0.0        (0.9)          0.0           (6.3)
                                                   ------------ -------------- ----------- ------------- -------------- ------------
Consolidated revenues                                  112.6         22.9           29.9        45.1           0.5          211.0

Gross profit (loss)                                     12.9         (0.2)           3.8        (2.4)         (0.1)          14.0
Operating income (loss)                                  3.9         (1.5)           1.8       (15.6)         (0.1)         (11.5)
Income (loss) before income tax expense                  3.4         (1.6)           1.7       (16.1)          0.0          (12.6)
Net income (loss)                                        3.4         (1.6)           1.7       (16.1)          0.0          (12.6)

Identifiable assets                                     52.9          8.1            6.7        20.5           0.0           88.2
Capital expenditures                                     4.2          0.2            0.2         0.8           0.0            5.4
Depreciation expense                                     2.5          0.2            0.3         1.0           0.0            4.0

Year ended May 31, 1998
Gross revenues                                        $103.0        $45.0          $20.6       $46.2         $10.6         $225.4
Less: inter-segment revenues                             0.0          0.0            0.0         0.0           0.0            0.0
                                                   ------------ -------------- ----------- ------------- -------------- ------------
Consolidated revenues                                  103.0         45.0           20.6        46.2          10.6          225.4

Gross profit (loss)                                     11.0          5.4            2.4         1.7          (1.9)          18.6
Operating income (loss)                                  1.8          4.3            0.8        (5.3)        (17.9)         (16.3)
Income (loss) before income tax expense                  1.5          4.2            0.7        (5.4)        (18.3)         (17.3)
Net income (loss)                                        1.2          2.5            0.4        (4.8)        (10.9)         (11.6)

Identifiable assets                                     61.9         13.7            7.7        29.4           0.0          112.7
Capital expenditures                                     1.7          0.2            0.4         0.3           0.0            2.6
Depreciation expense                                     2.5          0.2            0.3         1.1           0.2            4.3


                             Matrix Service Company

                   Notes to Consolidated Financial Statements


12. Segment Information (continued)

Geographical information is as follows:

                                                   Revenues                 Long Lived Assets
                                            -----------------------     --------------------------
                                              2000          1999           2000           1999
                                            -----------------------     --------------------------
                Domestic                     $192.4        $207.7          $35.3          $26.6
                International                   1.4           3.3            0.0            2.9
                                            -----------------------     -------------------------

                                             $193.8        $211.0          $35.3          $29.5
                                            =======================     =========================

                                              Matrix Service Company

                                       Quarterly Financial Data (Unaudited)

Summarized quarterly financial data are as follows:

                                                      First         Second         Third         Fourth
                       2000                          Quarter       Quarter        Quarter       Quarter
------------------------------------------------------------------------------------------------------------
                                                           (In thousands except per share amounts)
Revenues                                                $47,507       $50,737      $48,033         $47,476
Gross profit                                              5,766         5,232        4,481           5,005
Net income                                                2,005         2,477        1,184             950

Net income per common
    share:
       Basic                                                .22           .28           .13            .11
       Diluted                                              .22           .28           .13            .11

                       1999
---------------------------------------------------

Revenues                                                $51,158       $55,399      $47,074         $57,366
Gross profit                                              4,989         4,878        3,136             982
Net income (loss)                                           837         1,023         (333)        (14,139)

Net income (loss) per common
    share:
       Basic                                                .09           .11         (.03)          (1.49)
       Diluted                                              .09           .10         (.03)          (1.49)


                                  SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                              Matrix Service Company

                                               May 31, 2000 and 1999





-------------------------------------------------------------------------------------------------------------------------
                      COL. A                          COL. B               COL. C               COL. D        COL. E
-------------------------------------------------------------------------------------------------------------------------

                                                                         Additions
                                                                -----------------------------
                                                                                Charged to
                                                    Balance at    Charged to      Other                      Balance
                                                    Beginning     Costs and     Accounts-    Deductions-      At End
                   Description                      of Period      Expenses      Describe      Describe     Of Period
-------------------------------------------------------------------------------------------------------------------------
                                                                          (Amounts in Thousands)
Year ended May 31, 2000:
   Deducted from assets accounts:
     Allowance for doubtful accounts                  $2,464        $    -     $   -           $(2,314)       $  150
     Reserve for deferred tax assets                   3,373             -         -            (3,045)          328
                                                  -----------------------------------------------------------------------
Total                                                 $5,837        $    -     $   -           $(5,359)       $  478


Year ended May 31, 1999:
   Deducted from assets accounts:
     Allowance for doubtful accounts                  $    -        $2,464     $   -           $     -        $2,464
     Reserve for deferred tax assets                       -         3,373         -                 -         3,373
                                                  -----------------------------------------------------------------------
Total                                                 $    -        $5,837     $   -           $     -        $5,837
                                                  =======================================================================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable

                                                     PART III

The information called for by Part III of Form 10-K (consisting of Item 10 - Directors and Executive Officers of the Registrant. Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Transactions), is incorporated by reference from the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements of the Company

The following financial statements are filed as a part of this report under "Item 8 - Financial Statements and Supplementary Data":

               Report of Independent Auditors                                                   23

               Consolidated Balance Sheets as of May 31, 2000 and 1999.                         24

               Consolidated Statements of Operations for the years ended May 31,
                  2000, 1999 and 1998.                                                          26

               Consolidated Statements of Changes in Stockholders' Equity for the
                  years ended May 31, 2000, 1999 and 1998.                                      27

               Consolidated Statements of Cash Flows for the years ended May 31,
                  2000, 1999 and 1998.                                                          28

               Notes to Consolidated Financial Statements                                       30

               Quarterly Financial Data (Unaudited)                                             47

               Schedule II - Valuation and Qualifying Accounts                                  48

Financial Statement Schedules

The following financial statement schedule is filed as a part of this report under "Schedule II" immediately preceding the signature page: Schedule II - Valuation and Qualifying Accounts for the three fiscal years ended May 31, 2000. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.


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

              10.6   Promissory  Note,  dated  December  30,  1992,  by and between the
                     Company,  Colt Acquisition  Company and Colt Construction  Company
                     and  Duncan  Electric  Company.  (Exhibit  10.17 to the  Company's
                     Annual  Report on Form 10-K (File No.  0-18716),  filed August 27,
                     1993, is hereby incorporated by reference).

        +     10.7   Employment and  Noncompetition  Agreement dated February 22, 1994, between Brown Steel  Contractors,  Inc. and Mark A. Brown (Exhibit
                     99.2 to the  Company's  Current  Report  on Form  8-K,  (File  No.
                     0-18716),   filed  March  7,  1994,  is  hereby   incorporated  by
                     reference).



List of Exhibits

        +     10.8   Employment and  Noncompetition  Agreement dated February 22, 1994,
                     between  Brown  Steel  Contractors,   Inc.  and  Sample  D.  Brown
                     (Exhibit 99.3 to the Company's  Current  Report on Form 8-K, (File
                     No.  0-18716),  filed  March 7, 1994,  is hereby  incorporated  by reference).

        +     10.9   Matrix Service Company 1995  Nonemployee  Directors'  Stock Option
                     Plan  (Exhibit  4.3 to the  Company's  Registration  Statement  on
                     Form S-8  (File No.  333-2771),  filed  April  24,  1996 is hereby incorporated by reference).

              10.10  Stock  Purchase  Agreement,  dated  June 17,  1997,  by and  among
                     Matrix Service  Company and the  shareholders  of General  Service
                     Corporation.

              10.11  Promissory  Note (Term Note, due August 31, 1999),  by and between the  Company  and  its  subsidiaries,  and  Liberty  Bank &  Trust
                     Company of Tulsa, N.A.

              10.12  Promissory  Note (Term Note,  due June 19,  2002),  dated June 19,
                     1997  by  and  between  the  Company  and  its  subsidiaries,  and
                     Liberty Bank & Trust Company, N.A.

              10.13  Interest  Rate Swap  Agreement,  dated  February  26, 1998 between
                     Matrix Service Company and Bank One, Oklahoma, N.A.

              10.14  Stock Purchase  Agreement by and among  Caldwell  Tanks  Alliance,
                     LLC,  Caldwell  Tanks,  Inc.,  Brown  Steel   Contractors,   Inc.,
                     Georgia  Steel  Acquisition  Corp.  and  Matrix  Service  Company,
                     dated June 9, 1999.

              10.15  Amended and Restated Stock Purchase Agreement and Conversion to Asset
                     Purchase Agreement, dated August 31, 1999, by and among Matrix Service Company and Caldwell Tanks, Inc. (Exhibit 99.1 to the Company's current report on Form
                     8-K (File No. 0-18716)filed September 13, 1999, is hereby incorporated by reference).

              10.16  Matrix Service  Company 1990 Incentive  Stock Option Plan, as Amended  (Exhibit A to the
                     Company's  Annual Report  on  Schedule  14A  filed  September  17,  1999,  is hereby incorporated by reference).

              10.17  Matrix Service  Company 1991 Incentive  Stock Option Plan, as Amended
                     Exhibit B to the Company's  Annual Report  on  Schedule  14A  filed  September
                     17,  1999,  is hereby incorporated by reference).

              10.18  Rights  Agreement  (including  a form of  Certificate  of  Designation  of
                     Series B Junior  participating Preferred   Stock  as   Exhibit  A   thereto,
                     a  form  of  Right Certificate  as  Exhibit  B  thereto  and a  summary  of Rights to
                     Purchase  Preferred  Stock as Exhibit C thereto),  dated  November
                     2, 1999,  (Exhibit I to the Company's  current  report on Form 8-K
                     (File  No.   0-18716)   filed   November   9,   1999,   is  hereby
                     incorporated by reference).

              10.19  Second  Amended  and  Restated  Agreement,  dated  November  30,  1999 by and among the  Company  and its subsidiaries  and Bank One,  Oklahoma,  N.A.  (Exhibit 10.1 to the Company's  Quarterly  Report on Form 10-Q (File No. 0-18716) filed
                     January 13, 2000, is hereby incorporated by reference).

       *      10.20  Chief Executive Officer "CEO" Severance Agreement.

       *      10.21  Chief Financial Officer "CFO" Severance Agreement.

       *      11.1   Computation of Per Share Earnings.

       *      21.1   Subsidiaries of Matrix Service Company.

       *      23.1   Consent of Ernst & Young LLP.

       *      27.1   Financial Data Schedule.


------------------

*  Filed herewith.

+  Management Contract or Compensatory Plan.

Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Matrix Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Matrix Service Company

Date:  August 16, 2000                               /s/Bradley S. Vetal
                              ------------------------------------------------
                                                 Bradley S. Vetal, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


          Signatures                               Title                                Date

/s/ Bradley S. Vetal                          Bradley S. Vetal                       August 16, 2000
Bradley S. Vetal                            President and Director
                                        (Principal Executive Officer)

/s/ Michael J. Hall                            Michael J. Hall                       August 16, 2000
Michael J. Hall                            Chief Financial Officer
                                                and Director
                                         (Principal Financial and
                                              Accounting Officer)

 /s/ Hugh E.Bradley                              Director                            August 16, 2000
Hugh E Bradley


 /s/ Robert A. Peterson                          Director                            August 16, 2000
Robert A. Peterson


/s/ John S. Zink                                 Director                            August 16, 2000
John S. Zink
