Form 10-Q
period 2000-08-31
MATRIX SERVICE CO
filed 2000-10-12
CIK 866273

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

   (X)         Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                For the quarterly period ended August 31, 2000
                                               ---------------
                                      or

   ( )     Transition Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

        For the transition period from                 to
                                       ---------------    ---------------

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

      Registrant's telephone number, including area code:  (9l8) 838-8822

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X     No
                                                 -----      ----

     As of October 9, 2000, there were 9,642,638 shares of the Company's common stock, $.0l par value per share, issued and 8,618,766 shares outstanding.

                                     INDEX


PART I        FINANCIAL INFORMATION                                                                                    PAGE NO.
              ---------------------                                                                                    --------
   ITEM 1.    Financial Statements (Unaudited)
              Consolidated Statements of Income for the Three Months Ended
                August 31, 2000 and 1999 ..............................................................................    1

              Consolidated Balance Sheets August 31, 2000 and May 31, 2000 ............................................    2

              Consolidated Statements of Cash Flow for the Three Months Ended
                August 31, 2000 and 1999 ..............................................................................    4

              Notes to Consolidated Financial Statements...............................................................    6

   ITEM 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations .............................................................................    8

   ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk ..............................................   N/A


PART II       OTHER INFORMATION
              -----------------

   ITEM 1.    Legal Proceedings........................................................................................   N/A
   ITEM 2.    Changes in Securities....................................................................................   N/A
   ITEM 3.    Defaults Upon Senior Securities..........................................................................   N/A
   ITEM 4.    Submission of Matters to a Vote of Security Holders......................................................   N/A
   ITEM 5.    Other Information........................................................................................   N/A
   ITEM 6.    Exhibits and Reports on Form 8-K.........................................................................    13

Signatures    .........................................................................................................    13


                                    PART I

                             FINANCIAL INFORMATION

                        ITEM 1.   Financial Statements

                            Matrix Service Company
                       Consolidated Statements of Income
                (in thousands, except share and per share data)

                                                     Three Months Ended
                                                          August 31,
                                                         (unaudited)
                                                -----------------------------
                                                   2000               1999
                                                ----------         ----------

Revenues                                        $   37,862         $   47,507
Cost of revenues                                    34,042             41,741
                                                ----------         ----------
Gross profit                                         3,820              5,766
Selling, general and administrative expenses         3,656              3,544
Goodwill and non-compete  amortization                  90                 88
                                                ----------         ----------
Operating income                                        74              2,134

Other income (expense):
  Interest expense                                     (64)              (111)
  Interest income                                       54                 21
  Other                                                (52)               (39)
                                                ----------         ----------
Income before income tax  expense                       12              2,005
Provision for federal, state and
  foreign income tax expense                             4                  -
                                                ----------         ----------

Net income                                      $        8         $    2,005
                                                ==========         ==========


Earnings per share of common stock:
  Basic                                              $0.00              $0.22
  Diluted                                            $0.00              $0.22

Weighted average number of common shares:
  Basic                                          8,668,941          8,945,587
  Diluted                                        8,776,433          9,025,249


                See Notes to Consolidated Financial Statements

                            Matrix Service Company
                          Consolidated Balance Sheets
                                (in thousands)

                                               August 31,             May 31,
                                              ---------------------------------
                                                 2000                  2000
                                              -----------           -----------
ASSETS:                                       (unaudited)

Current assets:
  Cash and cash equivalents                   $       184           $     1,806
  Accounts receivable, less allowances             22,376                24,188
   (August 31 -  $75, May 31 - $150)
  Costs and estimated earnings in excess
   of billings on uncompleted contracts            13,487                11,029
  Inventories                                       2,909                 3,049
  Income tax receivable                               187                   146
  Prepaid expenses                                  2,494                 2,559
                                              -----------           -----------

Total current assets                               41,637                42,777

Investment in Joint Venture                           366                   279

Property, plant and equipment at cost:

  Land and buildings                               10,033                 9,992
  Construction equipment                           18,462                17,892
  Transportation equipment                          7,294                 7,220
  Furniture and fixtures                            4,533                 4,399
  Construction in progress                          1,859                 1,995
                                              -----------           -----------

                                                   42,181                41,498
   Less accumulated depreciation                   21,125                20,211
                                              -----------           -----------

  Net property, plant and equipment                21,056                21,287

Goodwill, net of accumulated amortization
  (August 31 - $2,186, May 31 - $2,092)            11,604                11,660
Other assets                                        2,295                 2,303
                                              -----------           -----------

Total assets                                  $    76,958           $    78,306
                                              ===========           ===========



                See Notes to Consolidated Financial Statements

                            Matrix Service Company
                          Consolidated Balance Sheets
                                (in thousands)

                                              August 31,              May 31,
                                            ----------------------------------
                                               2000                   2000
                                            -----------           ------------
                                            (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:

  Accounts payable                          $     4,311           $     8,759
  Billings on uncompleted contracts in
   excess of costs and estimated earnings        10,578                 5,138
  Accrued insurance                               2,732                 3,112
  Accrued environmental reserves                    318                   432
  Earnout payable                                   968                   968
  Income tax payable                                275                   412
  Other accrued expenses                          2,483                 4,560
  Current portion of long-term debt                   -                    22
                                            -----------           -----------

Total current liabilities                        21,665                23,403

  Long-term debt                                    836                     -

Stockholders' equity:

  Common stock                                       96                    96
  Additional paid-in capital                     51,596                51,596
  Retained earnings                               7,786                 7,785
  Accumulated other comprehensive
   income                                          (635)                 (693)
                                           ------------           -----------

                                                 58,843                58,784
  Less:  Treasury stock, at cost                 (4,386)               (3,881)
                                           ------------           -----------

Total stockholders' equity                       54,457                54,903
                                           ------------           -----------

Total liabilities and stockholders'
  equity                                   $     76,958           $    78,306
                                           ============           ===========



                See Notes to Consolidated Financial Statements

                            Matrix Service Company
                     Consolidated Statements of Cash Flow
                                (in thousands)

                                                      Three Months Ended
                                                          August 31,
                                                         (unaudited)
                                                 ----------------------------
                                                    2000              1999
                                                 -----------       ----------

Cash flow from operating activities:

  Net income                                     $         8       $    2,005
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization                        1,125            1,080
  (Gain) loss on sale of equipment                       (28)               2
  Changes in current assets and liabilities
   increasing (decreasing) cash:
  Accounts receivable                                  1,812            6,383
  Costs and estimated earnings in excess
   of billings on uncompleted contracts               (2,458)            (750)
  Inventories                                            140              966
  Prepaid expenses                                        65           (1,973)
  Accounts payable                                    (4,448)          (6,435)
  Billings on uncompleted contracts in
   excess of costs and estimated earnings              5,440              632
  Accrued expenses                                    (2,571)          (2,621)
  Income taxes receivable/payable                       (178)              (6)
  Other                                                    8                3
                                                 -----------       ----------

  Net cash used by operating activities               (1,085)            (714)

Cash flow from investing activities:
  Capital expenditures                                  (802)          (1,576)
  Investment in Joint Venture                            (87)               -
  Proceeds from other investing activities                34                3
                                                 -----------       ----------

   Net cash used in investing activities         $      (855)      $   (1,573)



                See Notes to Consolidated Financial Statements

                            Matrix Service Company
                       Consolidated Cash Flow Statements
                                (in thousands)

                                                  Three Months Ended
                                                      August 31,
                                                     (unaudited)
                                         ------------------------------------
                                              2000                  1999
                                         --------------         -------------


Cash flows from financing activities:

  Repayment of acquisition payables      $          (16)        $         (16)
  Repayment of equipment notes                       (5)                   (6)
  Issuance of long-term debt                      7,400                 9,950
  Repayments of long-term debt                   (6,565)               (9,775)
  Purchase of treasury stock                       (522)                    -
  Issuance of stock                                  10                     3
                                         --------------         -------------

  Net cash provided in financing
   activities                                       302                   156
  Effect of exchange rate changes
   on cash                                           16                   (17)
                                         --------------         -------------

Decrease in cash and cash equivalents            (1,622)               (2,148)

Cash and cash equivalents at
 beginning of period                              1,806                 2,972
                                         --------------         -------------

Cash and cash equivalents at
 end of period                           $          184         $         824
                                         ==============         =============


                See Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Matrix Service Company ("Matrix") and its subsidiaries, all of which are wholly owned. All significant inter-company balances and transactions have been eliminated in consolidation.

In March 2000, Matrix entered into a joint venture partnership agreement for the construction of a pulp and paper project. The joint venture is accounted for under the equity method.

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

The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended May 3l, 2000, included in Matrix's Annual Report on Form 10-K for the year then ended. Matrix's business is seasonal; therefore, results for any interim period may not necessarily be indicative of future operating results.

NOTE B - SEGMENT INFORMATION

Matrix operates primarily in the United States and has operations in Canada. Matrix's industry segments are Aboveground Storage Tank (AST) Services, Construction Services, Plant Services, and Other Services.

                                                      Matrix Service Company
                                                 1st Quarter Results of Operations
                                                      ($ Amounts in millions)
-------------------------------------------------------------------------------------------------------------------------------
                                                            AST         Construction       Plant        Other         Combined
                                                          Services        Services       Services      Services        Total
-------------------------------------------------------------------------------------------------------------------------------
Three Months ended August 31, 2000
Gross revenues                                              31.4            3.7             3.5           0.0            38.6
Less: Inter-segment revenues                                (0.7)           0.0             0.0           0.0            (0.7)
Consolidated revenues                                       30.7            3.7             3.5           0.0            37.9
Gross profit                                                 3.9            0.1             0.0          (0.2)            3.8
Operating income (loss)                                      1.0           (0.3)           (0.5)         (0.1)            0.1
Income (loss) before income tax expense                      1.0           (0.4)           (0.5)         (0.1)            0.0
Net income (loss)                                            0.7           (0.3)           (0.3)         (0.1)            0.0

Identifiable assets                                         61.0            3.1             8.9           4.0            77.0
Capital expenditures                                         0.7            0.0             0.1           0.0             0.8
Depreciation expense                                         0.9            0.0             0.1           0.0             1.0

Three Months ended August 31, 1999
Gross revenues                                              26.5            1.5             8.9          10.9            47.8
Less: Inter-segment revenues                                (0.1)           0.0            (0.0)         (0.2)           (0.3)
Consolidated revenues                                       26.4            1.5             8.9          10.7            47.5
Gross profit                                                 4.5           (0.1)            0.9           0.5             5.8
Operating income (loss)                                      2.3           (0.5)            0.4          (0.1)            2.1
Income (loss) before income tax expense                      2.2           (0.5)            0.4          (0.1)            2.0
Net income (loss)                                            2.2           (0.5)            0.4          (0.1)            2.0

Identifiable assets                                         51.5            5.2             4.9          19.9            81.5
Capital expenditures                                         1.1            0.2             0.3           0.0             1.6
Depreciation expense                                         0.7            0.1             0.1           0.1             1.0


NOTE C - REPORTING ACCUMULATED OTHER COMPREHENSIVE INCOME/LOSS

For the quarter ended August 31, 2000, total comprehensive income was $58 thousand as compared to a total comprehensive loss of $44 thousand for the same three month period ended August 31, 1999. Other comprehensive income or loss and accumulated other comprehensive loss consisted of foreign currency translation adjustments.

NOTE D - INCOME TAXES

For the quarter ended August 31, 1999, a provision for income taxes was offset by the benefit of operating loss carryforwards for which a valuation allowance was provided at May 31, 1999 as required under Statement of Financial Accounting Standards No 109.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Certain matters discussed in this report include forward-looking statements. Matrix is making these forward-looking statements in reliance on the "safe harbor" protections provided under the Private Securities Litigation Reform Act of 1995.

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

 .  Fluctuations in quarterly results.

Results of Operations

AST Services 2000 vs. 1999

Revenues for AST Services in the quarter ended August 31, 2000 were $31.4 million, increasing $4.9 million or 18.5% over the quarter ended August 31, 1999. Gross margin for the quarter ended August 31, 2000 of 12.4% was worse than the 17.0% produced for the quarter ended August 31, 1999 primarily the result of less than satisfactory execution on a number of large maintenance jobs. The mix of work was also less favorable for the quarter ended August 31, 2000 than the comparable quarter last year as more low margin new tank construction projects were started. These margin declines offset by the increased sales volumes resulted in gross profit for the quarter ended August 31, 2000 of $3.9 million, $0.6 million less than the $4.5 million in the quarter ended August 31, 1999.

Total selling, general and administrative costs for the entire Company were relatively flat at $3.7 million and $3.6 million for the three months ended August 31, 2000 and 1999, respectively. As a significant portion of these costs are allocated to the segments primarily based upon revenues, the AST Services segment absorbed the largest share of these costs ($2.9 million for the quarter ended August 31, 2000 versus $2.1 million for the quarter ended August 31,
1999), as revenues decreased in the Plant and Other Services segments.

Operating income and income before income tax expense for the quarter ended August 31, 2000 of $1.0 million and $1.0 million respectively, were worse than the $2.3 million and $2.2 million respectively produced in the quarter ended August 31, 1999, primarily the result of the declining gross profit and the increase in selling, general and administrative expenses discussed above. No tax expense was recognized in the quarter ended August 31, 1999 as discussed in Note D - Income Taxes.

Construction Services 2000 vs. 1999

Revenues for Construction Services in the quarter ended August 31, 2000 were $3.7 million, compared to $1.5 million in the comparable quarter of the prior year, an increase of $2.2 million or 146.7%. Gross margin for the quarter ended August 31, 2000 of 2.7% was also significantly better than the (6.7%) produced for the quarter ended August 31, 1999 as a direct result the increased volume of work. These margin improvements along with the increased sales volumes resulted in gross profit for the quarter ended August 31, 2000 of $0.1 million, $0.2 million more than the ($0.1) million in the quarter ended August 31, 1999.

Other expenses included a charge of $0.2 million as a direct result of cost overruns on a joint venture. Although the project is now almost complete, significant claims for change orders remain unresolved which if not successful could have an adverse impact on this segment in a future period. In addition, the parent of the joint venture partner is in bankruptcy, which may further adversely affect Matrix's interest in the joint venture if such change orders are not successfully resolved.

Operating loss and loss before income tax expense for the quarter ended August 31, 2000 of ($0.3) million and ($0.4) million respectively, were better than the ($0.5) million and ($0.5) million respectively, produced in the quarter ended August 31, 1999, primarily the result of higher gross margins discussed above offset somewhat by less than satisfactory performance at the joint venture. Project volume is still below a level to fully cover the fixed cost structure in place for Construction Services. No tax expense is recognized in the quarter ended August 31, 1999 as discussed in Note D - Income Taxes.

Plant Services 2000 vs. 1999

Revenues for Plant Services for the quarter ended August 31, 2000 were significantly lower at $3.5 million, decreasing $5.4 million or 60.7% over the $8.9 million in revenues for the quarter ended August 31, 1999. The revenue decline was the result of fewer turnarounds and maintenance work this year versus last year. Gross margin for the quarter ended August 31, 2000 of 0.0% was worse than the 10.1% produced for the quarter ended August 31, 1999 as a direct result of the low volume of work performed, as no major turnaround work was completed this year compared to approximately $4.6 million of turnaround work completed during the first quarter last year. These decreased sales volumes and lower margins resulted in gross profit for the quarter ended August 31, 2000 of $0.0 million, $0.9 million less than the $0.9 million in the quarter ended August 31, 1999.

Operating loss and loss before income tax expense for the quarter ended August 31, 2000 of ($0.5) million and ($0.5) million respectively, was worse than the $0.4 million and $0.4 million respectively, produced in the quarter ended August 31, 1999, primarily the result of the lower sales volumes discussed above. No tax expense is recognized in the quarter ended August 31, 1999 as discussed in Note D - Income Taxes.

Other Services 2000 vs. 1999

Other Services consists of Brown Steel Contractors, Inc. ("Brown") (which was sold in August 1999) and San Luis Tank Piping Construction Company, Inc. (which was shut down in April 2000). Activity for the quarter ended August 31, 2000 was not significant. The only activity for the quarter ended August 31, 1999 consisted of completing open contracts, which had been appropriately recorded in prior periods.

Financial Condition & Liquidity

Matrix's cash and cash equivalents totaled approximately $0.2 million at August 31, 2000 and $1.8 million at May 31, 2000.

Matrix has financed its operations recently with cash generated by operations and advances under a credit agreement. Matrix has a credit agreement with a commercial bank under which a total of $20.0 million may be borrowed on a revolving basis based on the level of Matrix's eligible receivables, which would have provided $12.3 million of availability on August 31, 2000. Revolving loans bear interest at a Prime Rate or a LIBOR based option, and mature on October 31, 2002. At August 31, 2000, $0.8 million was outstanding under the revolver at an interest rate of 8.4%. The agreement requires maintenance of certain financial ratios, limits the amount of additional borrowings and prohibits the payment of dividends. The credit facility is secured by all accounts receivable, inventory, intangibles, and proceeds related thereto.

Operations of Matrix used $1.1 million of cash for the quarter ended August 31, 2000 as compared with $0.7 million of cash for the quarter ended August 31, 1999, representing a increase of approximately $0.4 million. The increase was due primarily to lower net income.

Capital expenditures during the quarter ended August 31, 2000 totaled approximately $0.8 million. Of this amount, approximately $0.2 million was used to purchase transportation equipment for field operations, and approximately $0.3 million was used to purchase welding, construction, and fabrication equipment. Matrix has invested approximately $0.3 million in buildings, office equipment, computer hardware and software, furniture and fixtures during the quarter. Matrix has budgeted approximately $6.5 million for capital expenditures for fiscal 2001. Of this amount, approximately $2.2 million would be used to purchase transportation equipment for field operations, and approximately $3.3 million would be used to purchase welding, construction, and fabrication equipment. A 20,000 square foot, 45-acre facility is planned in Tulsa, Oklahoma in order to consolidate Matrix's four facilities in the Tulsa market now containing fabrication, operations and administration. This consolidation should take 18 to 24 months at an estimated cost of approximately $11.0 million. The cost would be offset by the sale of the existing four facilities for approximately $6.0 million.

Matrix purchased $0.5 million in treasury shares in the quarter ended August 31, 2000, which fully exhausted the authorized amounts available under the Share Buyback Plan approved in March 1999.

Matrix believes that its existing funds, amounts available from borrowings under its existing credit agreement and cash generated by operations will be sufficient to meet the working capital needs through fiscal 2001 and for the foreseeable time thereafter.

The preceding discussion contains forward-looking statements including, without limitation, statements relating to Matrix's plans, strategies, objectives, expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements contained in the financial condition and liquidity section are based on certain assumptions, which may vary from actual results. Specifically, the capital expenditure projections are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the successful remediation of environmental issues relating to the Brown sale and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the successful remediation of the remaining Brown property.

Outlook

For the balance of the year, management will continue to evaluate those businesses that are negatively impacting Matrix's operating performance. The current backlog in the Construction Services and Plant Services Divisions suggest that the second quarter will show stronger sales volumes. The strengthening experienced in Matrix's AST Services Division in the latter part of the first quarter should continue as our customers' maintenance budgets are spent during the last four months of the calendar year. It is unclear, however, whether or not these maintenance budgets will be approved at levels comparable, greater, or lower in the upcoming calendar year of 2001. Management believes, however, that its strategic alliances put Matrix in a more favorable position than our competition if budgets are either reduced or increased.

Environmental

Matrix is a participant in certain environmental activities in various stages involving assessment studies, cleanup operations and/or remedial processes.

In connection with the Company's sale of Brown and affiliated entities in 1999, an environmental assessment was conducted at Brown's Newnan, Georgia facilities. The assessment turned up a number of deficiencies relating to storm water
permitting, air permitting and waste handling and disposal.   An inspection of
the facilities also showed friable asbestos that needed to be removed. In addition, Phase II soil testing indicated a number of VOC's, SVOC's and metals above the State of Georgia notification limits. Ground water testing also indicated a number of contaminants above the State of Georgia notification limits.

Appropriate State of Georgia agencies have been notified of the findings and corrective and remedial actions have been completed, are currently underway, or plans for such actions have been submitted to the State of Georgia for approval. The current estimated total cost for cleanup and remediation is $1.7 million, $0.3 million of which remains accrued at August 31, 2000. Additional testing, however, could result in greater costs for cleanup and remediation than is currently accrued.

Matrix closed or sold the business operations of its San Luis Tank Piping Construction Company, Inc. and West Coast Industrial Coatings, Inc. subsidiaries, which are located in California. Although Matrix does not own the land or building, it would be liable for any environmental exposure while operating at the facility, a period from June 1, 1991 to the present. At the present time, the environmental liability that could result from the testing is unknown, however, Matrix has purchased a pollution liability insurance policy with $5.0 million of coverage.

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

B.  Exhibit 27 - Financial Data Schedule



                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MATRIX SERVICE COMPANY

Date:  October  12, 2000        By: /s/Michael J. Hall
                                ----------------------------
                                Michael J. Hall Vice President-Finance
                                Chief Financial Officer signing on behalf
                                of the registrant and as the registrant's
                                chief accounting officer.