Form 10-Q
period 2000-11-30
MATRIX SERVICE CO
filed 2001-01-10
CIK 866273

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

               For the quarterly period ended November 30, 2000

                                      or

   ( )     Transition Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

    For the transition period from  ________________  to _________________


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

  As of January 9, 2001 there were 9,642,638 shares of the Company's common stock, $.0l par value per share, issued and 8,415,766 shares outstanding.

================================================================================

                                     INDEX


PART I         FINANCIAL INFORMATION                                                                            PAGE NO.
               ---------------------                                                                            --------
   ITEM 1.     Financial Statements (Unaudited)

               Consolidated Statements of Income for the Three and Six Months Ended
                  November 30, 2000 and 1999........................................................                1

               Consolidated Balance Sheets November 30, 2000 and May 31, 2000.......................                2

               Consolidated Statements of Cash Flow for the Six Months Ended
                  November 30, 2000 and 1999........................................................                4

               Notes to Consolidated Financial Statements...........................................                6

ITEM 2.        Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.........................................................                9

ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk...........................              N/A

PART II        OTHER INFORMATION
               -----------------

ITEM 1.        Legal Proceedings....................................................................              N/A
ITEM 2.        Changes in Securities and Use of Proceeds............................................              N/A
ITEM 3.        Defaults Upon Senior Securities......................................................              N/A
ITEM 4.        Submission of Matters to a Vote of Security Holders..................................               15
ITEM 5.        Other Information....................................................................              N/A
ITEM 6.        Exhibits and Reports on Form 8-K.....................................................               16

Signatures     .....................................................................................               16

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            Matrix Service Company
                       Consolidated Statements of Income
                      (in thousands, except share and per
                                  share data)


                                                     Three Months Ended                          Six Months Ended
                                                        November 30,                               November 30,
                                                         (unaudited)                               (unaudited)
                                            ----------------------------------       -------------------------------------
                                                  2000               1999                   2000                1999
                                            ---------------     --------------       ------------------    ---------------
Revenues                                         $   45,052         $   50,737               $   82,914         $   98,244
Cost of revenues                                     40,284             45,505                   74,326             87,246
                                            ---------------     --------------       ------------------    ---------------
Gross profit                                          4,768              5,232                    8,588             10,998
Selling, general and administrative expenses          3,189              2,817                    6,845              6,361
Goodwill and non-compete amortization                    86                131                      176                219
                                            ---------------     --------------       ------------------    ---------------
Operating income                                      1,493              2,284                    1,567              4,418

Other income (expense):
    Interest expense                                    (65)              (132)                    (129)              (243)
    Interest income                                      27                 33                       81                 54
    Other                                               100                462                       48                423
                                            ---------------     --------------       ------------------    ---------------
Income before income tax expense                      1,555              2,647                    1,567              4,652
Provision for federal, state and
    foreign income tax expense                          566                170                      570                170
                                            ---------------     --------------       ------------------    ---------------
Net income                                       $      989         $    2,477               $      997         $    4,482
                                            ===============     ==============       ==================    ===============

Earnings per share of common stock:
   Basic                                              $0.12              $0.28                    $0.12              $0.50
   Diluted                                            $0.11              $0.28                    $0.11              $0.50

Weighted average number of common shares:
   Basic                                          8,566,366          8,930,235                8,618,220          8,938,063
   Diluted                                        8,691,460          9,005,095                8,734,145          9,015,324


                See Notes to Consolidated Financial Statements

                            Matrix Service Company
                          Consolidated Balance Sheets
                                (in thousands)

                                                                November 30,                 May 31,
                                                           -------------------       ----------------------
                                                                   2000                       2000
                                                           -------------------       ----------------------
ASSETS:                                                         (unaudited)

Current assets:
    Cash and cash equivalents                                   $          212               $        1,806
    Accounts receivable, less allowances
       (November 30 -  $30, May 31 - $150)                              23,462                       24,188
    Costs and estimated earnings in excess
       of billings on uncompleted contracts                             15,209                       11,029
    Inventories                                                          2,743                        3,049
    Income tax receivable                                                  129                          146
    Prepaid expenses                                                     3,360                        2,559
                                                           -------------------       ----------------------
Total current assets                                                    45,115                       42,777

Investment in Joint Venture                                                366                          279

Property, plant and equipment at cost:

    Land and buildings                                                  10,020                        9,992
    Construction equipment                                              18,419                       17,892
    Transportation equipment                                             7,256                        7,220
    Furniture and fixtures                                               4,529                        4,399
    Construction in progress                                             2,800                        1,995
                                                           -------------------       ----------------------
                                                                        43,024                       41,498
       Less accumulated depreciation                                    21,458                       20,211
                                                           -------------------       ----------------------
Net property, plant and equipment                                       21,566                       21,287

Goodwill, net of accumulated amortization
    (November 30 - $2,255, May 31 - $2,092)                             11,439                       11,660

Other assets                                                             2,313                        2,303
                                                           -------------------       ----------------------
Total assets                                                    $       80,799               $       78,306
                                                           ===================       ======================


                See Notes to Consolidated Financial Statements

                            Matrix Service Company
                          Consolidated Balance Sheets
                                (in thousands)

                                                                November 30,                 May 31,
                                                           -------------------       ----------------------
                                                                   2000                       2000
                                                           -------------------       ----------------------
                                                                (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:

    Accounts payable                                            $        4,657               $        8,759
    Billings on uncompleted contracts in
       excess of costs and estimated earnings                            9,808                        5,138
    Accrued insurance                                                    2,641                        3,112
    Accrued environmental reserves                                         252                          432
    Earnout payable                                                          -                          968
    Income taxes payable                                                   672                          412
    Other accrued expenses                                               3,267                        4,560
    Current portion of long-term debt                                        -                           22
                                                           -------------------       ----------------------
Total current liabilities                                               21,297                       23,403

   Long-term debt                                                        5,325                            -

Stockholders' equity:

    Common stock                                                            96                           96
    Additional paid-in capital                                          51,596                       51,596
    Retained earnings                                                    8,761                        7,785
    Accumulated other comprehensive income                                (787)                        (693)
                                                           -------------------       ----------------------
                                                                        59,666                       58,784
    Less:  Treasury stock, at cost                                      (5,489)                      (3,881)
                                                           -------------------       ----------------------
Total stockholders' equity                                              54,177                       54,903
                                                           -------------------       ----------------------
Total liabilities and stockholders' equity                      $       80,799               $       78,306
                                                           ===================       ======================


                See Notes to Consolidated Financial Statements

                            Matrix Service Company
                     Consolidated Statements of Cash Flow
                                (in thousands)


                                                                          Six Months Ended
                                                                            November 30,
                                                                             (unaudited)
                                                           --------------------------------------------
                                                                  2000                      1999
                                                           -------------------       ------------------
Cash flow from operating activities:

   Net income                                                   $          997               $    4,482
   Adjustments to reconcile net income to
         net cash provided by operating activities:
   Depreciation and amortization                                         2,278                    1,932
   (Gain) loss on sale of equipment                                        (30)                     (46)
   Changes in current assets and liabilities
         increasing (decreasing) cash:
       Accounts receivable                                                 726                   10,224
       Costs and estimated earnings in excess
          of billings on uncompleted contracts                          (4,180)                  (4,959)
       Inventories                                                         306                    1,198
       Prepaid expenses                                                   (801)                  (2,407)
       Accounts payable                                                 (4,114)                  (4,860)
       Billings on uncompleted contracts in
         excess of costs and estimated earnings                          4,670                     (639)
       Accrued expenses                                                 (2,900)                  (2,808)
       Income taxes receivable/payable                                     277                      (75)
       Other                                                               (10)                       6
                                                           -------------------       ------------------
   Net cash provided by (used in) operating activities                  (2,781)                   2,048

Cash flow from investing activities:

   Capital expenditures                                                 (2,420)                  (3,018)
   Proceeds from sale of exited operations                                   -                    6,244
   Investment in joint venture                                             (87)                       -
   Proceeds from other investing activities                                 53                       46
                                                           -------------------       ------------------
    Net cash provided by (used in) investing activities         $       (2,454)              $    3,272


                See Notes to Consolidated Financial Statements

                            Matrix Service Company
                     Consolidated Statements of Cash Flow
                                (in thousands)


                                                                                     Six Months Ended
                                                                                        November 30,
                                                                                        (unaudited)
                                                                ----------------------------------------------------------
                                                                        2000                                   1999
                                                                ---------------------                  -------------------
Cash flows from financing activities:

    Repayment of acquisition payables                               $             (17)                      $          (42)
    Repayment of equipment notes                                                   (5)                                  (5)
    Issuance of long-term debt                                                 25,650                               20,535
    Repayments of long-term debt                                              (20,325)                             (27,135)
    Purchase of treasury stock                                                 (1,660)                                (366)
    Issuance of stock                                                              31                                   12
                                                                ---------------------                  -------------------

       Net cash provided (used) in financing activities                         3,674                               (7,001)
       Effect of exchange rate changes on cash                                    (33)                                  17
                                                                ---------------------                  -------------------

Increase (Decrease) in cash and cash equivalents                               (1,594)                              (1,664)

Cash and cash equivalents at beginning of period                                1,806                                2,972
                                                                ---------------------                  -------------------
Cash and cash equivalents at end of period                          $             212                      $         1,308
                                                                =====================                  ===================


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


------------------------------------------------------------------------------------------------------------------
                                                 Matrix Service Company
                                            2nd Quarter Results of Operations
                                                 ($ Amounts in millions)
------------------------------------------------------------------------------------------------------------------
                                            AST         Construction        Plant         Other         Combined
                                          Services        Services         Services      Services        Total
------------------------------------------------------------------------------------------------------------------
Three Months Ended November 30, 2000
Gross revenues                             33.5              5.1             6.6           0.0            45.2
Less: Inter-segment revenues               (0.1)            (0.1)            0.0           0.0            (0.2)
Consolidated revenues                      33.4              5.0             6.6           0.0            45.0
Gross profit                                4.6              0.0             0.5          (0.3)            4.8
Operating income (loss)                     2.1             (0.3)            0.1          (0.4)            1.5
Income (loss) before income tax expense     2.1             (0.3)            0.1          (0.3)            1.6
Net income (loss)                           1.4             (0.2)            0.0          (0.2)            1.0

Identifiable assets                        62.7              4.4            10.0           3.7            80.8
Capital expenditures                        1.3              0.1             0.2           0.0             1.6
Depreciation expense                        1.0              0.0             0.1           0.0             1.1

Three Months Ended November 30, 1999
Gross revenues                             32.9              3.0             8.4           6.7            51.0
Less: Inter-segment revenues                0.0              0.0             0.0          (0.3)           (0.3)
Consolidated revenues                      32.9              3.0             8.4           6.4            50.7
Gross profit                                4.6              0.1             0.7          (0.2)            5.2
Operating income (loss)                     2.3             (0.2)            0.2           0.0             2.3
Income (loss) before income tax expense     2.4              0.2             0.1           0.0             2.7
Net income (loss)                           2.2              0.2             0.1           0.0             2.5

Identifiable assets                        56.3              2.8             8.6           9.2            76.9
Capital expenditures                        1.4              0.0             0.0           0.0             1.4
Depreciation expense                        0.5              0.1             0.0           0.2             0.8

Six Months Ended November 30, 2000
Gross revenues                             64.9              8.8            10.1           0.0            83.8
Less: Inter-segment revenues               (0.8)            (0.1)            0.0           0.0            (0.9)
Consolidated revenues                      64.1              8.7            10.1           0.0            82.9
Gross profit                                8.5              0.1             0.5          (0.5)            8.6
Operating income (loss)                     3.1             (0.6)           (0.4)         (0.5)            1.6
Income (loss) before income tax expense     3.1             (0.7)           (0.4)         (0.4)            1.6
Net income (loss)                           2.1             (0.5)           (0.3)         (0.3)            1.0

Identifiable assets                        62.7              4.4            10.0           3.7            80.8
Capital expenditures                        2.0              0.1             0.3           0.0             2.4
Depreciation expense                        1.9              0.0             0.2           0.0             2.1

Six Months Ended November 30, 1999
Gross revenues                             59.4              4.5            17.3          17.6            98.8
Less: Inter-segment revenues               (0.1)             0.0             0.0          (0.5)           (0.6)
Consolidated revenues                      59.3              4.5            17.3          17.1            98.2
Gross profit                                9.1              0.0             1.6           0.3            11.0
Operating income (loss)                     4.6             (0.7)            0.6          (0.1)            4.4
Income (loss) before income tax expense     4.6             (0.3)            0.5          (0.1)            4.7
Net income (loss)                           4.4             (0.3)            0.5          (0.1)            4.5

Identifiable assets                        56.3              2.8             8.6           9.2            76.9
Capital expenditures                        2.5              0.2             0.3           0.0             3.0
Depreciation expense                        1.2              0.2             0.1           0.3             1.8

NOTE C - REPORTING ACCUMULATED OTHER COMPREHENSIVE LOSS

For the quarter ended November 30, 2000, total other comprehensive loss was $152 thousand as compared to other comprehensive income of $54 thousand for the same three month period ended November 30, 1999. For the six months ended November 30, 2000, total other comprehensive loss was $94 thousand as compared to other comprehensive income of $10 thousand for the same six month period ended November 30, 1999. Other comprehensive income or loss and accumulated other comprehensive loss consisted of foreign currency translation adjustments.

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

 .    The ability to control costs.

 .    Severe weather which could cause project delays and/or a decline in labor productivity.

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

 .    Fluctuations in quarterly results.

Results of Operations

Three Months Ended November 30, 2000 Compared to Three Months Ended November 30, 1999

AST Services 2000 vs. 1999

Revenues for AST Services in the quarter ended November 30, 2000 were $33.5 million, compared to $32.9 million in the comparable quarter of the prior year, an increase of $0.6 million or 1.8% due to a strong business environment in most tank repair and maintenance regions partially offset by a revenue decline in the tank construction business. Gross margin for the quarter ended November 30, 2000 of 13.7% was slightly worse than the 14.0% produced for the quarter ended November 30, 1999 as a direct result of margin declines in the Gulf Coast and from the Tank Construction group. These net margin declines offset by the increased sales volumes resulted in gross profit for the quarter ended November 30, 2000 of $4.6 million being identical to the amount produced for the quarter ended November 30, 1999.

Selling, general and administrative costs as a percent of revenues increased to 7.0% in the quarter ended November 30, 2000 vs. 6.9% in the quarter ended November 30, 1999 primarily as a result of increased depreciation for the information technology costs associated with the new enterprise-wide management information system purchased in fiscal 2000.

Operating income and income before income tax expense for the quarter ended November 30, 2000 of $2.1 million and $2.1 million respectively, were slightly worse than the $2.3 million and $2.4 million respectively produced in the quarter ended November 30, 1999, primarily the result of the increase in selling, general and administrative expenses discussed above.

Construction Services 2000 vs. 1999

Revenues for Construction Services in the quarter ended November 30, 2000 were $5.1 million, compared to $3.0 million in the comparable quarter of the prior year, an increase of $2.1 million or 70.0% resulting from increased business development efforts last year. Gross margin for the quarter ended November 30, 2000 of 0.0% was less than the 3.3% produced for the quarter ended November 30, 1999 as a direct result of increased volume on lower margin subcontracting work. These margin declines offset by the increased sales volumes resulted in gross profit for the quarter ended November 30, 2000 of $0.0 million being $0.1 million less than the $0.1 million for the quarter ended November 30, 1999.

Operating loss for the quarter ended November 30, 2000 of ($0.3) million was worse than the ($0.2) million produced in the quarter ended November 30, 1999, primarily as the result of the gross profit decline discussed above. Other income includes a one-time benefit of $0.4 million for the quarter ended November 30, 1999 as a result of a customer invoice previously reserved as a bad debt being fully collected.

Plant Services 2000 vs. 1999

Revenues for Plant Services in the quarter ended November 30, 2000 were $6.6 million compared to $8.4 million in the comparable quarter of the prior year, a decrease of $1.8 million or 21.4%. The decrease was the result of a shift in turnaround activity between the second fiscal quarter of last year and the third and fourth fiscal quarters of this year. Gross margin for the quarter ended November 30, 2000 of 7.6% was worse than the 8.3% produced for the quarter ended November 30, 1999 as a result of a lower volume of turnaround work. These margin declines along with the decreased sales volume resulted in gross profit for the quarter ended November 30, 2000 of $0.5 million being $0.2 million less than the $0.7 million in the quarter ended November 30, 1999.

Operating income and income before income tax expense for the quarter ended November 30, 2000 of $0.1 million and $0.1 million respectively, were slightly worse than the $0.2 million and $0.1 million respectively produced in the quarter ended November 30, 1999, primarily as the result of lower gross margins discussed above.

Six Months Ended November 30, 2000 Compared to Six Months Ended
November 30, 1999

AST Services 2000 vs. 1999

Revenues for AST Services in the six months ended November 30, 2000 were $64.9 million, compared to $59.4 million in the comparable six months of the prior year, an increase of $5.5 million or 9.3%. The increase was due primarily to a strong business environment. Gross margin for the six months ended November 30, 2000 of 13.1% was slightly worse than the 15.3% produced for the six months ended November 30, 1999 as a direct result of less than satisfactory execution on a number of large maintenance jobs in the first quarter of fiscal 2001.
These margin declines offset by the increased sales volumes resulted in gross profit for the six months ended November 30, 2000 of $8.5 million being $0.6 million less than the $9.1 million for the six months ended November 30, 1999.

Selling, general and administrative costs as a percent of revenues increased to 8.1% in the six months ended November 30, 2000 versus 7.2% in the six months ended November 30, 1999 primarily as a result of increased depreciation for the information technology costs associated with the new enterprise-wide management information system purchased in fiscal 2000.

Operating income and income before income tax expense for the six months ended November 30, 2000 of $3.1 million and $3.1 million respectively, were worse than the $4.6 million and $4.6 million respectively produced in the six months ended November 30, 1999, primarily as the result of the gross profit declines and selling, general and administrative cost increases discussed above.

Construction Services 2000 vs. 1999

Revenues for Construction Services for the six months ended November 30, 2000 were $8.8 million, compared to $4.5 million for the comparable six months of the prior year, an increase of $4.3 million or 95.6%. This increase was due to a greater backlog of projects in the current year than in the prior year. Gross margin for the six months ended November 30, 2000 of 1.1% was also better than the 0.0% produced for the six months ended November 30, 1999 as a direct result of better absorption of fixed costs associated with the higher revenue volumes. These margin increases along with the increased sales volumes resulted in gross profit for the six months ended November 30, 2000 of $0.1 million being $0.1 million more than the break even level in the six months ended November 30, 1999.

Operating loss for the six months ended November 30, 2000 of $(0.6) million was slightly better than the operating loss of $(0.7) million produced in the six months ended November 30, 1999, primarily as the result of the improved fixed cost absorption discussed above. Other income includes a one-time benefit of $0.4 million for the six months ended November 30, 1999 as a result of a customer invoice previously reserved as a bad debt being fully collected.

Plant Services 2000 vs. 1999

Revenues for Plant Services in the six months ended November 30, 2000 were $10.1 million compared to $17.3 million in the comparable six months of the prior year, a decrease of $7.2 million or 41.6%. The revenue decline in Plant Services was due to a shift in turnaround work from the first and second quarters of last year to the third and fourth quarters of this year and lower maintenance contract revenues this year versus last year. Gross margin for the six months ended November 30, 2000 of 5.0% was worse than the 9.2% produced for the six months ended November 30, 1999 as a direct result of lower margin work coupled with worse fixed cost absorption due to the revenue volume declines. These margin declines, along with the decreased sales volume, resulted in gross profit for the six months ended November 30, 2000 of $0.5 million being $1.1 million less than the $1.6 million for the six months ended November 30, 1999.

Operating loss and loss before income tax expense for the six months ended November 30, 2000 of $(0.4) million and $(0.4) million respectively, were worse than the operating income and income before income taxes of $0.6 million and $0.5 million respectively produced in the six months ended November 30, 1999, primarily as the result of the gross profit declines discussed above.

Other Services

Other services consist of Brown Steel Contractors, Inc. ("Brown") (which was sold in August 1999) and San Luis Tank Piping Construction Company, Inc. ("SLT") (which was shut down in April 2000). Activity for the quarter and six months ended November 30, 2000 consists mainly of increased worker's compensation claims activity of these exited activities. The only activity for the quarter and six months ended November 30, 1999 consisted of completing open contracts, which had been appropriately recorded in prior periods.

Financial Condition & Liquidity

Matrix's cash and cash equivalents totaled approximately $0.2 million at November 30, 2000 and $1.8 million at May 31, 2000.

Matrix has financed its operations recently with cash from advances under a credit agreement. On October 31, 2000, Matrix amended its credit agreement with a commercial bank under which a total of $20.0 million may be borrowed on a revolving basis based on the level of Matrix's eligible receivables which would have provided approximately $15.0 million of availability at November 30, 2000. Revolving loans bear interest at a Prime Rate or a LIBOR based option, and mature on October 31, 2003. At November 30, 2000, $5.3 million was outstanding under the revolver at an interest rate of 8.4%. The agreement requires maintenance of certain financial ratios, limits the amount of additional borrowings and prohibits the payment of dividends. The credit facility is secured by all accounts receivable, inventory, intangibles, and proceeds related thereto.

Operations of Matrix used $2.8 million of cash for the six months ended November 30, 2000 as compared with providing $2.0 million of cash for the six months ended November 30, 1999, representing a decrease of approximately $4.8 million. The decrease was due primarily to changes in net working capital and decreased profitability.

Capital expenditures during the six months ended November 30, 2000 totaled approximately $2.4 million. Of this amount, approximately $0.6 million was used to purchase transportation equipment for field operations, and approximately $0.8 million was used to purchase welding, construction, and fabrication equipment. Matrix has invested approximately $0.7 million in an office expansion in Houston during the period. Matrix has budgeted approximately $6.5 million for capital expenditures for Fiscal 2001. Of this amount, approximately $2.2 million would be used to purchase transportation equipment for field operations, and approximately $3.3 million would be used to purchase welding, construction, and fabrication equipment. A 20,000 square foot, 50-acre facility is planned in Tulsa, Oklahoma in order to consolidate Matrix's four facilities in the Tulsa market now containing fabrication, operations and administration. Matrix expects to sign a 30-year lease for a 50-acre tract of land at the Port of Catoosa, Oklahoma in January, 2001. Additionally, on December 19, 2000, the Tulsa operations facility was sold for $0.6 million, with an option to lease back until March 2002. This consolidation should take 18 to 24 months at an estimated cost of approximately $11.0 million. The cost is expected to be offset by the sale of the existing four facilities for approximately $6.0 million.

Matrix purchased $0.5 million treasury shares in the quarter ended August 31, 2000, which fully exhausted the authorized amounts available under the Share Buyback Plan approved in March 1999. In October 2000, the Board of Directors authorized a new Share Buyback Plan for up to 20% of the outstanding shares or 1,723,753 shares. Matrix purchased $1.1 million in Treasury shares for the quarter ended November 30, 2000 under this new plan.

Matrix believes that its existing funds, amounts available from borrowings under its existing credit agreement and cash generated by operations will be sufficient to meet the working capital needs through Fiscal 2001 and for the foreseeable time thereafter unless significant expansions of operations not now planned are undertaken, in which case Matrix would need to arrange additional financing as a part of any such expansion.

The preceding discussion contains forward-looking statements including, without limitation, statements relating to Matrix's plans, strategies, objectives, expectations, intentions, and adequate resources, that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements contained in the financial condition and liquidity section are based on certain assumptions which may vary from actual results. Specifically, the capital expenditure projections are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the successful remediation of environmental issues relating to the Brown sale and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the successful remediation of the remaining Brown property.

Outlook

For the balance of the year, management will continue to evaluate those businesses that are negatively impacting Matrix's operating performance. The current backlog in the Construction Services Division is $18.8 million but it is still lower than needed to profitably sustain this Division.

Our business climate continues to be positive and we anticipate that the balance of the year's performance will be significantly above last year's third and fourth quarters although the recent severe weather throughout the country has had a significant impact on productivity over the last three to four weeks. Our client base is currently in the process of finalizing budgets for calendar year 2001 and it is too early to make any specific observations but we are not currently aware of any major negative aspects of this process.

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

Appropriate State of Georgia agencies have been notified of the findings and corrective and remedial actions have been completed, are currently underway, or plans for such actions have been submitted to the State of Georgia for approval. The current estimated total cost for cleanup and remediation is $1.7 million, $0.3 million of which remains accrued at November 30, 2000. Additional testing, however, could result in greater costs for cleanup and remediation than is currently accrued.

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

                                    PART II

                               OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders:

         The Company's annual meeting of stockholders was held in Tulsa, Oklahoma at 10:00 a.m. local time, on Wednesday, October 18, 2000. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement, and all nominees were elected.

         Out of a total of 8,618,766 shares of the Company's common stock outstanding and entitled to vote, 8,341,643 shares were present at the meeting in person or by proxy, representing approximately 96.79 percent. Matters voted upon at the meeting were as follows:

     a. Election of six directors to serve on the Company's board of directors. Messrs. Bradley, Hall, Lackey, Peterson, Vetal and Zink were elected to serve until the 2001 Annual Meeting. The vote tabulation with respect to each nominee was as follows:

                                                              Authority
               Nominee                     For                Withheld
        ----------------------      ----------------      ---------------
        Hugh E. Bradley                    8,186,058              155,585
        Michael J. Hall                    8,307,358               34,285
        Paul K. Lackey                     8,289,358               52,285
        Robert A. Peterson                 8,290,258               51,385
        Bradley S. Vetal                   7,446,858              894,785
        John S. Zink                       8,204,358              137,285


     b. The stockholders approved a proposal to amend the Company's Certificates of Incorporation to increase the Company's shares authorized from 15,000,000 to 30,000,000.

                              Number of Votes Cast
                              --------------------
                                                                      Broker
       For                   Against             Abstain            Non-Votes
------------------       ---------------       ------------       -------------
    8,144,960                185,833              10,850               -0-


     c. The stockholders approved the ratification of the appointment of Ernst & Young LLP as the Company's independent public accountants.

                              Number of Votes Cast
                              --------------------
                                                                      Broker
       For                   Against             Abstain            Non-Votes
------------------       ---------------       ------------       -------------
    8,328,512                12,526               605                  -0-

ITEM 6.  Exhibits and Reports on Form 8-K:

         A. Exhibit 3.1 - Certificate of Amendment of Restated Certificate of Incorporation of Matrix Service Company

         B. Exhibit 10.1 - First Amendment to the Seconded Amended and Restated Credit Agreement, dated October 31, 2000, by and among the Company and its subsidiaries and Bank One, Oklahoma, N.A.

         C.   Exhibit 11 - Computation of Earnings Per Share

         D.   Exhibit 27 - Financial Data Schedule



                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MATRIX SERVICE COMPANY


Date:   January 10, 2001        By: /s/ Michael J. Hall
                                ------------------------------------------------
                                Michael J. Hall, Vice President-Finance,
                                signing on behalf of the registrant and as the
                                registrant's chief accounting officer.