Form 10-Q/A
period 2000-11-30
MATRIX SERVICE CO
filed 2001-01-16
CIK 866273

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

   (X)          Quarterly Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2000

                                       or

   ( )      Transition Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                For the transition period from -------------- to


                         Commission File number 0-18716

                             MATRIX SERVICE COMPANY
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 73-1352174
        (State of incorporation)            (I.R.S. Employer Identification No.)

                  10701 E. Ute St., Tulsa, Oklahoma 74116-1517
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (918) 838-8822

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -

     As of January 9, 2001 there were 9,642,638 shares of the Company's common stock, $.01 par value per share, issued and 8,415,766 shares outstanding.

================================================================================

                                     PART II

                                OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K:

        E. Reports on Form 8-K:
           The Company filed an 8-K, dated October 15, 2000, providing a form of presentation to security analysts and institutional investors as required by Regulation FD Disclosure.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MATRIX SERVICE COMPANY

Date:   January 16, 2001            By: /s/ Michael J. Hall
                                    --------------------------------------------
                                    Michael J. Hall, Vice President-Finance,
                                    signing on behalf of the registrant and as
                                    the registrant's chief accounting officer.