Form 10-Q
period 2001-02-28
MATRIX SERVICE CO
filed 2001-04-11
CIK 866273

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

               For the quarterly period ended February 28, 2001

                                      or

    ( )     Transition Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                 For the transition period from ________ to __________


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---

     As of April 9, 2001 there were 9,642,638 shares of the Company's common stock, $.01 par value per share, issued and 7,962,166 shares outstanding.

================================================================================

================================================================================

                                     INDEX

PART I               FINANCIAL INFORMATION                                                                      PAGE NO.
                     ---------------------                                                                      --------
   ITEM 1.           Financial Statements (Unaudited)

                     Consolidated Statements of Income for the Three and Nine Months Ended
                         February 28, 2001 and February 29, 2000.............................................       1

                     Consolidated Balance Sheets February 28, 2001 and May 31, 2000..........................       2

                     Consolidated Statements of Cash Flow for the Nine Months Ended
                         February 28, 2001 and February 29, 2000.............................................       4

                     Notes to Consolidated Financial Statements..............................................       6

   ITEM 2.           Management's Discussion and Analysis of Financial Condition
                         and Results of Operations...........................................................       9

   ITEM 3.           Quantitative and Qualitative Disclosures about Market Risk..............................      N/A

PART II              OTHER INFORMATION
                     -----------------

   ITEM 1.           Legal Proceedings.......................................................................      N/A
   ITEM 2.           Changes in Securities and Use of Proceeds...............................................      N/A
   ITEM 3.           Defaults Upon Senior Securities.........................................................      N/A
   ITEM 4.           Submission of Matters to a Vote of Security Holders.....................................      N/A
   ITEM 5.           Other Information.......................................................................      N/A
   ITEM 6.           Exhibits and Reports on Form 8-K........................................................      15

Signatures           ........................................................................................      15

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1. Financial Statements

                            Matrix Service Company
                       Consolidated Statements of Income
                (in thousands, except share and per share data)


                                                                Three Months Ended                      Nine Months Ended
                                                                    (unaudited)                            (unaudited)
                                                          -------------------------------      ------------------------------------
                                                           February 28,      February 29,       February 28,           February 29,
                                                               2001              2000               2001                   2000
                                                          -------------     -------------      --------------         -------------
Revenues                                                  $      49,135     $      48,033      $      132,049         $     146,277
Cost of revenues                                                 43,373            43,552             117,699               130,798
                                                          -------------     -------------      --------------         -------------
Gross profit                                                      5,762             4,481              14,350                15,479
Selling, general and administrative expenses                      3,617             3,064              10,462                 9,425
Goodwill and non-compete amortization                                91               132                 267                   351
                                                          -------------     -------------      --------------         -------------
Operating income                                                  2,054             1,285               3,621                 5,703

Other income (expense):
   Interest expense                                                (119)              (28)               (248)                 (271)
   Interest income                                                   32                 9                 113                    63
   Other                                                            230                98                 278                   521
                                                          -------------     -------------      --------------         -------------
Income before income tax expense                                  2,197             1,364               3,764                 6,016
Provision for federal, state and
   foreign income tax expense                                       747               180               1,317                   350
                                                          -------------     -------------      --------------         -------------
Net income                                                $       1,450     $       1,184      $        2,447         $       5,666
                                                          =============     =============      ==============         =============

Earnings per share of common stock:
   Basic                                                  $        0.17     $        0.13      $         0.28         $        0.64
   Diluted                                                $        0.17     $        0.13      $         0.28         $        0.63

Weighted average number of common shares:
   Basic                                                      8,326,372         8,884,456           8,522,326             8,920,222
   Diluted                                                    8,591,324         9,079,420           8,686,031             9,026,844

                See Notes to Consolidated Financial Statements

                            Matrix Service Company
                          Consolidated Balance Sheets
                                (in thousands)


                                                   February 28,        May 31,
                                                       2001             2000
                                                   -----------       ----------
ASSETS:                                            (unaudited)

Current assets:
    Cash and cash equivalents                      $     1,414       $    1,806
    Accounts receivable, less allowances
      (February 28 -  $30, May 31 - $150)               26,795           24,188
    Costs and estimated earnings in excess
      of billings on uncompleted contracts              11,951           11,029
    Inventories                                          2,330            3,049
    Income tax receivable                                   17              146
    Deferred income taxes                                  988               --
    Prepaid expenses                                     2,969            2,559
                                                   -----------       ----------

Total current assets                                    46,464           42,777

Investment in joint venture                                366              279

Property, plant and equipment at cost:

    Land and buildings                                   9,441            9,992
    Construction equipment                              19,187           17,892
    Transportation equipment                             7,416            7,220
    Furniture and fixtures                               4,773            4,399
    Construction in progress                             2,298            1,995
                                                   -----------       ----------

                                                        43,115           41,498
      Less accumulated depreciation                     22,053           20,211
                                                   -----------       ----------

Net property, plant and equipment                       21,062           21,287

Goodwill, net of accumulated amortization
    (February 28 - $2,345, May 31 - $2,092)             11,348           11,660

Other assets                                             1,858            2,303
                                                   -----------       ----------

Total assets                                       $    81,098       $   78,306
                                                   ===========       ==========

                See Notes to Consolidated Financial Statements

                            Matrix Service Company
                          Consolidated Balance Sheets
                                (in thousands)

                                                                  February 28,                May 31,
                                                                      2001                     2000
                                                                ---------------           --------------
                                                                   (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:

   Accounts payable                                             $        6,630            $       8,759
   Billings on uncompleted contracts in
     excess of costs and estimated earnings                              8,148                    5,138
   Accrued insurance                                                     2,546                    3,112
   Accrued environmental reserves                                          203                      432
   Earnout payable                                                           -                      968
   Income taxes payable                                                    553                      412
   Other accrued expenses                                                3,881                    4,560
   Current portion of long-term debt                                         -                       22
                                                                ---------------           --------------

Total current liabilities                                               21,961                   23,403

   Long-term debt                                                        4,195                        -

   Deferred income taxes                                                 1,657                        -

Stockholders' equity:

   Common stock                                                             96                       96
   Additional paid-in capital                                           51,596                   51,596
   Retained earnings                                                    10,144                    7,785
   Accumulated other comprehensive income                                 (789)                    (693)
                                                                ---------------           --------------

                                                                        61,047                   58,784
   Less: Treasury stock, at cost                                        (7,762)                  (3,881)
                                                                ---------------           --------------

Total stockholders' equity                                              53,285                   54,903
                                                                ---------------           --------------

Total liabilities and stockholders' equity                      $       81,098            $      78,306
                                                                ===============           ==============

                See Notes to Consolidated Financial Statements

                            Matrix Service Company
                     Consolidated Statements of Cash Flow
                                (in thousands)

                                                                                       Nine Months Ended
                                                                                          (unaudited)
                                                                           ----------------------------------------
                                                                            February 28,              February 29,
                                                                               2001                      2000
                                                                           -------------           ----------------
Cash flow from operating activities:

  Net income                                                               $       2,447           $       5,666
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation and amortization                                                    3,379                   2,984
  Deferred income taxes                                                              669                       -
  Gain on sale of equipment                                                         (158)                    (20)
  Changes in current assets and liabilities
   increasing (decreasing) cash:
   Accounts receivable                                                            (2,607)                 12,620
   Costs and estimated earnings in excess
     of billings on uncompleted contracts                                           (922)                 (8,459)
   Inventories                                                                       719                     911
   Prepaid expenses                                                                 (410)                 (1,802)
   Accounts payable                                                               (2,129)                 (3,279)
   Billings on uncompleted contracts in
      excess of costs and estimated earnings                                       3,010                  (1,653)
   Accrued expenses                                                               (2,442)                 (3,509)
   Income taxes receivable/payable                                                   270                     (65)
   Other                                                                             (35)                      6
                                                                           --------------          --------------

  Net cash provided by operating activities                                        1,791                   3,400

Cash flow from investing activities:
  Capital expenditures                                                            (3,386)                 (4,758)
  Proceeds from sale of exited operations                                            480                   6,408
  Investment in joint venture                                                        (87)                      -
  Proceeds from sale of assets                                                       638                      46
                                                                           --------------          --------------

  Net cash provided by (used in) investing activities                      $      (2,355)          $       1,696

                See Notes to Consolidated Financial Statements

                            Matrix Service Company
                     Consolidated Statements of Cash Flow
                                (in thousands)


                                                                                          Nine Months Ended
                                                                                             (unaudited)
                                                                          -----------------------------------------------
                                                                           February 28,                   February 29,
                                                                               2001                           2000
                                                                          ----------------              -----------------
Cash flows from financing activities:

  Repayment of acquisition payables                                       $           (17)              $            (63)
  Repayment of equipment notes                                                         (5)                            (7)
  Issuance of long-term debt                                                       40,260                         30,710
  Repayments of long-term debt                                                    (36,065)                       (37,035)
  Purchase of treasury stock                                                       (4,212)                          (366)
  Issuance of stock                                                                   243                             27
                                                                          ----------------              -----------------
    Net cash provided by (used in) financing activities                               204                         (6,734)
    Effect of exchange rate changes on cash                                           (32)                           (38)
                                                                          ----------------              -----------------

Decrease in cash and cash equivalents                                                (392)                        (1,676)

Cash and cash equivalents at beginning of period                                    1,806                          2,972
                                                                          ----------------              -----------------

Cash and cash equivalents at end of period                                $         1,414               $          1,296
                                                                          ================              =================

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


In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," will be adopted effective June 1, 2001, but is not expected to materially impact the Company's financial statements.


The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

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

------------------------------------------------------------------------------------------------------------------------------------
                                                      Matrix Service Company
                                                3rd Quarter Results of Operations
                                                     ($ Amounts in millions)
------------------------------------------------------------------------------------------------------------------------------------

                                                          AST            Construction     Plant           Other           Combined
                                                        Services           Services      Services        Services           Total
------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended February 28, 2001
Gross revenues                                            36.2                4.7           8.5              0.0              49.4
Less: Inter-segment revenues                              (0.2)              (0.1)          0.0              0.0              (0.3)
Consolidated revenues                                     36.0                4.6           8.5              0.0              49.1
Gross profit                                               5.0                0.0           0.7              0.0               5.7
Operating income (loss)                                    2.2               (0.3)          0.2             (0.1)              2.0
Income (loss) before income tax expense                    2.4               (0.4)          0.2              0.0               2.2
Net income (loss)                                          1.4               (0.2)          0.2              0.0               1.4

Identifiable assets                                       60.3                5.6          11.5              2.8              80.2
Capital expenditures                                       0.9                0.0           0.1              0.0               1.0
Depreciation expense                                       0.8                0.1           0.1              0.0               1.0

Three Months Ended February 29, 2000

Gross revenues                                            33.8                1.3          11.7              1.5              48.3
Less: Inter-segment revenues                               0.0                0.0           0.0             (0.2)             (0.2)
Consolidated revenues                                     33.8                1.3          11.7              1.3              48.1
Gross profit                                               3.3               (0.5)          1.6              0.1               4.5
Operating income (loss)                                    1.0               (0.8)          1.1              0.0               1.3
Income (loss) before income tax expense                    1.0               (0.8)          1.1              0.0               1.3
Net income (loss)                                          0.9               (0.8)          1.1              0.0               1.2

Identifiable assets                                       56.1                1.4          13.8              6.9              78.2
Capital expenditures                                       1.5                0.1           0.2              0.0               1.8
Depreciation expense                                       0.7                0.0           0.1              0.0               0.8

Nine Months Ended February 28, 2001
Gross revenues                                           101.1               13.5          18.6              0.0             133.2
Less: Inter-segment revenues                              (1.0)              (0.2)          0.0              0.0              (1.2)
Consolidated revenues                                    100.1               13.3          18.6              0.0             132.0
Gross profit                                              13.5                0.1           1.2             (0.5)             14.3
Operating income (loss)                                    5.3               (0.9)         (0.2)            (0.6)              3.6
Income (loss) before income tax expense                    5.5               (1.1)         (0.2)            (0.4)              3.8
Net income (loss)                                          3.5               (0.7)         (0.1)            (0.3)              2.4

Identifiable assets                                       60.3                5.6          11.5              2.8              80.2
Capital expenditures                                       2.9                0.1           0.4              0.0               3.4
Depreciation expense                                       2.7                0.1           0.3              0.0               3.1

Nine Months Ended February 29, 2000
Gross revenues                                            93.2                5.8          29.0             19.1             147.1
Less: Inter-segment revenues                              (0.1)               0.0           0.0             (0.7)             (0.8)
Consolidated revenues                                     93.1                5.8          29.0             18.4             146.3
Gross profit                                              12.4               (0.5)          3.2              0.4              15.5
Operating income (loss)                                    5.6               (1.5)          1.7             (0.1)              5.7
Income (loss) before income tax expense                    5.6               (1.1)          1.6             (0.1)              6.0
Net income (loss)                                          5.3               (1.1)          1.6             (0.1)              5.7

Identifiable assets                                       56.1                1.4          13.8              6.9              78.2
Capital expenditures                                       4.0                0.3           0.5              0.0               4.8
Depreciation expense                                       1.9                0.2           0.2              0.3               2.6

NOTE C - REPORTING ACCUMULATED OTHER COMPREHENSIVE LOSS

For the quarter ended February 28, 2001, total other comprehensive loss was $2 thousand as compared to $19 thousand for the same three-month period ended February 29, 2000. For the nine months ended February 28, 2001, total other comprehensive loss was $96 thousand as compared to $9 thousand for the same nine-month period ended February 29, 2000. Other comprehensive loss and accumulated other comprehensive loss consisted of foreign currency translation adjustments.

NOTE D - INCOME TAXES

For the quarter ended February 29, 2000, a provision for state income taxes of $180 thousand was recorded. The federal income tax provision was offset $0.3 million and $1.9 million for the quarter and nine months ended February 29, 2000, respectively, by the benefit of operating loss carryforwards for which a valuation allowance was provided at May 31, 1999. At February 28, 2001, the valuation allowance had been fully consumed and Matrix began recording deferred tax assets and liabilities to reflect the impact of temporary differences as required under Statement of Financial Accounting Standards No. 109.

NOTE E - SUBSEQUENT EVENTS

On March 1, 2001, Matrix purchased an additional 55,000 shares of treasury stock for $0.3 million.

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

Such statements are subject to a number of uncertainties that could cause actual results to differ materially from any results projected, forecasted, estimated, or budgeted, including the following:

 .   The timing and planning of maintenance projects at customer facilities in the refinery industry which could cause adjustments for seasonal shifts in product and service demands.

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

 .   The need to develop a learning curve in bidding and managing projects in a new industry.

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

 .   Fluctuations in quarterly results.

Results of Operations

Three Months Ended February 28, 2001 Compared to Three Months Ended February 29, 2000

AST Services 2001 vs. 2000
--------------------------

Revenues for AST Services in the quarter ended February 28, 2001 were $36.2 million, compared to $33.8 million in the comparable quarter of the prior year, an increase of $2.4 million or 7.1%. Gross margin for the quarter ended February 28, 2001 of 13.8% was significantly better than the 9.8% produced for the quarter ended February 29, 2000 partially as a result of a good business environment and the effective utilization of fixed costs. In addition, gross margins were negatively impacted in fiscal year 2000 as a result of a $0.3 million gross profit loss on a project in Venezuela.

The increased sales volumes and the gross margin increases resulted in gross profit for the quarter ended February 28, 2001 of $5.0 million exceeding the $3.3 million for the quarter ended February 29, 2000 by $1.7 million, or 51.5%.

Selling, general and administrative costs as a percent of revenues increased to 7.7% in the quarter ended February 28, 2001 vs. 6.7% in the quarter ended February 29, 2000 primarily as a result of increased salary and wages, increased professional services costs and increased information technology costs associated with the enterprise-wide management information system. Prior year selling, general and administrative costs were negatively impacted by $0.2 million in one-time charges related to the shut down of the International Division.

Operating income and income before income tax expense for the quarter ended February 28, 2001 of $2.2 million and $2.4 million respectively, were significantly better than the $1.0 million and $1.0 million respectively produced in the quarter ended February 29, 2000, primarily as the result of the improvements in gross profit offset by the increase in selling, general and administrative expenses discussed above.

Construction Services 2001 vs. 2000
-----------------------------------

Revenues for Construction Services in the quarter ended February 28, 2001 were $4.7 million, compared to $1.3 million in the comparable quarter of the prior year, an increase of $3.4 million or 261.5%. Gross margin for the quarter ended February 28, 2001 of 0.0% was also better than the (38.5)% produced for the quarter ended February 29, 2000 as a direct result of higher volumes relative to the Division's fixed cost structure and higher margin jobs in fiscal 2001 versus fiscal 2000. These margin increases along with the higher sales volumes resulted in gross profit for the quarter ended February 28, 2001 of $0.0 million being $0.5 million better than the $(0.5) million for the quarter ended February 29, 2000.

Operating loss and loss before income tax expense for the quarter ended February 28, 2001 of $0.3 million and $0.4 million respectively, were better than the operating loss and loss before income taxes of $0.8 million and $0.8 million respectively produced in the quarter ended February 29, 2000, primarily as the result of higher gross profits discussed above.

Plant Services 2001 vs. 2000
----------------------------

Revenues for Plant Services in the quarter ended February 28, 2001 were $8.5 million compared to $11.7 million in the comparable quarter of the prior year, a decrease of $3.2 million or 27.4%. The decrease was the result of more scheduled turnarounds in the third fiscal quarter of last year compared to this year.

Gross margin for the quarter ended February 28, 2001 of 8.2% was significantly worse than the 13.7% produced for the quarter ended February 29, 2000 as a result of higher unabsorbed fixed costs and one large low-margin project.

These margin declines along with the decreased sales volume resulted in gross profit for the quarter ended February 28, 2001 of $0.7 million being $0.9 million, or 56.3% less than the $1.6 million in the quarter ended February 29, 2000.

Operating income and income before income tax expense for the quarter ended February 28, 2001 of $0.2 million and $0.2 million respectively, were worse than the $1.1 million and $1.1 million respectively produced in the quarter ended February 29, 2000, primarily as the result of lower gross margins discussed above.

Nine Months Ended February 29, 2000 Compared to Nine Months Ended February 28, 1999

AST Services 2001 vs. 2000
--------------------------

Revenues for AST Services for the nine months ended February 28, 2001 were $101.1 million, compared to $93.2 million in the comparable nine months of the prior year, an increase of $7.9 million or 8.5%. Gross margin for the nine months ended February 28, 2001 of 13.4% was slightly better than the 13.3% produced for the nine months ended February 29, 2000 as higher third-quarter fiscal year 2001 margins were offset by lower margins in the first two quarters of fiscal 2001 due to less than satisfactory execution on a number of large maintenance jobs and lower margins in the Gulf Coast and from the Tank Capital Construction group. Margin comparisons were also impacted by a $0.6 million gross profit loss on a project in Venezuela for the nine months ended February 28, 2000.

These margin improvements along with the increased sales volumes resulted in gross profit for the nine months ended February 28, 2001 of $13.5 million exceeding the $12.4 million for the nine months ended February 29, 2000 by $1.1 million, or 8.9%.

Selling, general and administrative costs as a percent of revenues increased to 7.9% in the nine months ended February 28, 2001 versus 7.0% in the nine months ended February 29, 2000 primarily as a result of increased salary and wages, increased professional services costs and increased information technology costs associated with the enterprise-wide management information system. Prior year selling, general and administrative costs were negatively impacted by $0.2 million in one time charges related to the shut down of the International Division.

Operating income and income before income tax expense for the nine months ended February 28, 2001 of $5.3 million and $5.5 million respectively, were slightly worse than the $5.6 million and $5.6 million respectively produced for the nine months ended February 29, 2000, primarily as the result of higher gross profits offset by an increase in selling, general and administrative expenses discussed above.

Construction Services 2001 vs. 2000
-----------------------------------

Revenues for Construction Services for the nine months ended February 28, 2001 were $13.5 million, compared to $5.8 million for the comparable nine months of the prior year, an increase of $7.7 million or 132.8%. This increase was due to entering fiscal year 2001 with a higher backlog than the previous year. Gross margin for the nine months ended February 28, 2001 of 0.7% was significantly better than the (8.6)% produced for the nine months ended February 29, 2000 as a direct result of better absorption of fixed costs associated with higher volume of business. These margin increases along with the higher sales volumes resulted in gross profit for the nine months ended February 28, 2001 of $0.1 million being $0.6 million more than the $(0.5) million in the nine months ended February 29, 2000.

Operating loss and loss before income tax expense for the nine months ended February 28, 2001 of $0.9 million and $1.1 million respectively, were significantly better than the $1.5 million and $1.1 million respectively, produced in the nine months ended February 29, 2000, primarily as the result of a higher volume of work. Other income includes a one-time benefit of $0.4 million for the nine months ended February 29, 2000 as a result of a customer invoice previously reserved as a bad debt being fully collected.

Plant Services 2001 vs. 2000
----------------------------

Revenues for Plant Services in the nine months ended February 28, 2001 were $18.6 million compared to $29.0 million in the comparable nine months of the prior year, a decrease of $10.4 million or 35.9%. Gross margin for the nine months ended February 28, 2001 of 6.5% was worse than the 11.0% produced for the nine months ended February 29, 2000. This decrease was due to significantly less turnaround work this fiscal year compared to last fiscal year slightly offset by a one-time $0.3 million charge in fiscal 2000 related to training expenses. These margin declines along with decreased sales volume resulted in gross profit for the nine months ended February 28, 2001 of $1.2 million falling short of the $3.2 million for the nine months ended February 29, 2000 by $2.0 million, or 62.5%.

Operating loss and loss before income tax expense for the nine months ended February 28, 2001 of $0.2 million and $0.2 million respectively, were worse than the operating income and income before income tax expense of $1.7 million and $1.6 million respectively produced in the nine months ended February 29, 2000, primarily as the result of the gross margin declines discussed above.

Other Services

Other services consist of Brown Steel Contractors, Inc. ("Brown") (which was sold in August 1999) and San Luis Tank Piping Construction Company, Inc. ("SLT") (which was shut down in April 2000). Activity for the quarter and nine months ended February 28, 2001 consists mainly of increased worker's compensation claims activity of these exited activities. The only activity for the quarter and nine months ended February 29, 2000 consisted of completing open contracts, which had been appropriately recorded in prior periods.

Financial Condition & Liquidity

Matrix's cash and cash equivalent totaled approximately $1.4 million at February 28, 2001 and $1.8 million at May 31, 2000.

Matrix has financed its operations recently with cash from operations and from advances under a credit agreement. On October 31, 2000, Matrix amended its credit agreement with a commercial bank under which a total of $20.0 million may be borrowed on a revolving basis based on the level of Matrix's eligible receivables which would have provided approximately $17.8 million of total availability at February 28, 2001. Revolving loans bear interest at a Prime Rate or a LIBOR based option and mature on October 31, 2003. At February 28, 2001, $4.2 million was outstanding under the revolver at an interest rate of 7.4%. The agreement requires maintenance of certain financial ratios, limits the amount of additional borrowings and prohibits the payment of dividends. The credit facility is secured by all accounts receivable, inventory, intangibles, and proceeds related thereto.

Operations of Matrix provided $1.8 million of cash for the nine months ended February 28, 2001 as compared with providing $3.4 million of cash for the nine months ended February 29, 2000, representing a decrease of approximately $1.6 million. The decrease was due primarily to decreased profitability and changes in net working capital.

Capital expenditures during the nine months ended February 28, 2001 totaled approximately $3.4 million. Of this amount, approximately $0.9 million was used to purchase transportation equipment for field operations, and approximately $1.0 million was used to purchase welding, construction, and fabrication equipment. Matrix has invested approximately $0.7 million in an office expansion in Houston during the period. Matrix has budgeted approximately $6.5 million for capital expenditures for fiscal 2001. Of this amount, approximately $2.2 million would be used to purchase transportation equipment for field operations, and approximately $3.3 million would be used to purchase welding, construction, and fabrication equipment. A 20,000 square foot, 50-acre facility is under construction in Tulsa, Oklahoma in order to consolidate Matrix's four facilities in the Tulsa market now containing fabrication, operations and administration. Matrix signed a 40-year lease for a 50-acre tract of land at the Port of Catoosa, Oklahoma in March, 2001. Additionally, on December 19, 2000, the Tulsa operations facility was sold for $0.6 million, with an option to lease back until March 2002. This consolidation should take 18 to 24 months at an estimated cost of approximately $11.0 million. The cost is expected to be offset by the sale of the remaining three facilities for approximately $5.4 million.

Matrix purchased $0.5 million in treasury shares in the quarter ended August 31, 2000, which fully exhausted the authorized amounts available under the Share Buyback Plan approved in March 1999. In October 2000, the Board of Directors authorized a new Share Buyback Plan for up to 20% of the outstanding shares or 1,723,753 shares. Matrix purchased $3.7 million in Treasury shares for the nine months ended February 28, 2001 under this new plan.

Matrix believes that its existing funds, amounts available from borrowing under its existing credit agreement and cash generated by operations will be sufficient to meet the working capital needs through fiscal 2001 and for the foreseeable time thereafter unless significant expansions of operations not now planned are undertaken, in which case Matrix would need to arrange additional financing as a part of any such expansion.

The preceding discussion contains forward-looking statements including, without limitation, statements relating to Matrix's plans, strategies, objectives, expectations, intentions, and adequate resources, that are made pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements contained in the financial condition and liquidity section are based on certain assumptions which may vary from actual results. Specifically, the capital expenditure projections are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the successful remediation of environmental issues relating to the Brown sale and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the successful remediation of the remaining Brown property.

Outlook

Our business climate continues to be positive and we anticipate that the balance of the year's performance will be significantly above last year's fourth quarter results. Although the Construction Services Division showed a substantial improvement over last year's performance it continues to operate below an acceptable level of performance and management will continue to evaluate alternatives to enhance this Division's profitability.

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

In February 2001, the first of two properties in Newnan, Georgia was certified remediated by the State of Georgia. Final transfer of title to this property was completed in a transaction that resulted in Matrix receiving $0.5 million, the carrying value of property.

Appropriate State of Georgia agencies have been notified of the findings and corrective and remedial actions have been completed, are currently underway, or plans for such actions have been submitted to the State of Georgia for approval on the remaining property. The current estimated total cost for cleanup and remediation is $1.7 million, $0.2 million of which remains accrued at February 28, 2001. Additional testing, however, could result in greater costs for cleanup and remediation than is currently accrued.

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

                                  MATRIX SERVICE COMPANY

Date: April 11, 2001              By: /s/ Michael J. Hall
                                 -----------------------------------------------
                                  Michael J. Hall, Vice President-Finance,
                                  signing on behalf of the registrant and as the
                                  registrant's chief accounting officer.