Form 10-K
period 2001-05-31
MATRIX SERVICE CO
filed 2001-08-15
CIK 866273

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)

 [X]       Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

           For the fiscal year ended May 31, 2001.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The approximate aggregate market value of the registrant's common stock (based upon the August 14, 2001 closing sale price of the common stock as reported by the NASDAQ National Market System) held by non-affiliates as of August 14, 2001 was approximately $53,356,977.

The number of shares of the registrant's common stock outstanding as of August 14, 2001 was 7,644,266 shares.

                      Documents Incorporated by Reference

Certain sections of the registrant's definitive proxy statement relating to the registrant's 2001 annual meeting of stockholders, which definitive proxy statement will be filed within 120 days of the end of the registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.


================================================================================

                               TABLE OF CONTENTS

                                                       Part I

                                                                                                               Page
                                                                                                               ----
Item 1.    Business........................................................................................       1

Item 2.    Properties......................................................................................      11

Item 3.    Legal Proceedings...............................................................................      12

Item 4.    Submission of Matters to a Vote of Security Holders.............................................      12

                                                      Part II

Item 5.    Market for the Registrant's Common Equity and
           Related Stockholder Matters.....................................................................      13

Item 6.    Selected Financial Data.........................................................................      14

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................................................      15

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk......................................      21

Item 8.    Financial Statements and Supplementary Data.....................................................      21

Item 9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.......................................................................      44

                                                      Part III

Item 10.   Directors and Executive Officers of the Registrant..............................................      44

Item 11.   Executive Compensation..........................................................................      44

Item 12.   Security Ownership of Certain Beneficial Owners and Management..................................      44

Item 13.   Certain Relationships and Related Transactions..................................................      44

                                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................      45

                                    PART I

Item 1.    Business

BACKGROUND

Matrix Service Company ("Matrix" or the "Company") provides specialized on-site maintenance and construction services for the petroleum, energy, manufacturing, industrial gas, transportation, chemical, food and processing industries. Matrix's services include the maintenance, repair, construction and product sales of aboveground storage tanks ("ASTs"); Plant Services, including maintenance contracts, "turnarounds" and safety services; and Construction Services, including turnkey, design build and general construction. Matrix also provides bundled services where two or more of its business units combine to provide a complete service to their customers. Customers use these services to expand their operation, improve operating efficiencies and to comply with stringent environmental and safety regulations.

The Company's principal executive offices are located at 10701 East Ute Street, Tulsa, Oklahoma 74116. Its telephone number is (918) 838-8822 and its fax number is (918) 838-8810. The Company's website address is www.matrixservice.com. Unless the context otherwise requires, all references herein to "Matrix" or the "Company" are to Matrix Service Company or its subsidiaries.

ABOVEGROUND STORAGE TANK  (AST) OPERATIONS

The Company's AST Operations include the engineering, fabrication, construction and products sales of ASTs. This includes the maintenance, repair and construction of ASTs. The repair and construction of these tanks incorporate devices that meet current federal and state air and water quality guidelines. These devices include secondary tank bottoms for containment of leaks, primary and secondary seals for floating roof tanks that reduce evaporation loss from the tank and water intrusion into the tank and many other fittings unique to the tank industry. The floating roof seals are marketed under the Company's Flex-A-Seal(R) and Flex-A-Span(R) trade names. The Company also markets a patented roof drain swivel, the Flex-A-Swivel(R) used for floating roof drains that remove water from open-top floating roof tanks.

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

During recent years, many AST owners have taken a more proactive approach to tank maintenance and repair and protection of the environment. Much of this is driven by the fact that in 1989 it was estimated that over forty percent of the existing AST's were over twenty years old. The AST owners have come to rely on AST service companies to furnish the necessary modifications because they can provide technical expertise, experienced field labor trained in safe work habits, and materials and equipment that satisfy federal and state mandates. In addition, because of the recent consolidations and cut backs in the petroleum industry, the AST owners have fewer experienced personnel on staff and must rely on qualified service providers to assist them in meeting their needs.
In January 1991, the API- adopted industry standards for the maintenance, inspection and repair of existing ASTs (API 653). The API standards provide the industry with uniform guidelines for the periodic inspection, maintenance and repair of ASTs. The Company believes that these standards have resulted, and will continue to result, in an increased level of AST maintenance and repair on the part of many AST owners.

AST Services and Products

The Company provides its customers with a comprehensive range of AST services and products as outlined below.

New Construction

The Company designs, fabricates and constructs new ASTs to both petroleum and industrial standards and customer specifications. These tanks range in capacity from approximately 1,000 barrels to 1,000,000 barrels and larger. Clients require new tanks in conjunction with expansion plans, replacement of old or damaged tanks, storage for additional product lines to meet environmental requirements and changes in population.

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

Floating Roof and Seal Systems

Many ASTs are equipped with a floating roof and seal systems. The floating roof is required by environmental regulations to minimize vapor emissions and reduce fire hazard. A floating roof also prevents losses of stored petroleum products. The seal spans the gap between the rim of the floating roof and the tank wall. The seal prevents vapor emissions from an AST by creating the tightest possible seal around the perimeter of the roof while still allowing movement of the roof and seal upward and downward with the level of stored product. In addition, the Company's seal systems prevent substantially all rainwater from entering the product on open top floating roof tanks. The Company's seals are manufactured from a variety of materials designed for compatibility with specific petroleum products. All of the seals installed by the Company may be installed while the tank is in service, which reduces tank owners' maintenance, cleaning and disposal costs.

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

Specialty Tanks

The Company designs, fabricates and field erects new refrigerated and cryogenic liquefied gas storage tanks for the storage of ammonia, butane, carbon dioxide, ethane, methane, argon, nitrogen, oxygen, propane and other products. These tanks are utilized by the chemical, petrochemical and industrial gas industries.

Manufacturing

The Company operates four fabrication facilities located in Oklahoma, California, and Pennsylvania. At the Tulsa Port of Catoosa, Oklahoma, the Company owns and operates a fabrication facility located on 13 acres of leased land. This facility has the capacity to fabricate new tanks, new tank components and all maintenance, retrofit and repair parts including fixed roofs, floating roofs, seal assemblies, shell plate and tank appurtenances. The Tulsa Port has transportation service via railroad and Mississippi River barge facilities in addition to the interstate highway system, making it economical to transport heavy loads of raw material and fabricated steel. This facility is qualified to perform services on equipment that requires American Society of Mechanical Engineer Code Stamps ("ASME codes"). In Bristol, Pennsylvania, the Company leases land and buildings and owns the equipment used in fabrication. This facility has the capacity to fabricate new tanks, new tank components, all maintenance, retrofit and repair parts including fixed roofs, floating roofs, shell plate and tank appurtenances. This facility is located close to the petrochemical industry which supplies the large population center of the Northeastern United States. At Bethlehem, Pennsylvania, the Company leases land and facilities and owns equipment used to fabricate aluminum floating roofs and seal systems. This facility has the capacity to fabricate new products or to provide repair and maintenance parts for existing aluminum floating roofs and seal systems. At Anaheim, California, the Company leases land and buildings and owns the equipment used in fabrication. This facility has the capacity to fabricate tank components, all maintenance, retrofit and repair parts including fixed roofs, floating roofs and seals. This facility is located close to the petrochemical industry which supplies the large population center of the Western United States.

Power Industry

Matrix has expanded its offering to the rapidly increasing power market by constructing tanks, stacks, ducting and turbine air inlet/outlet system.

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

Plant Services Market Overview

The domestic petroleum refining industry presently consists of approximately 154 operating refineries. This number has declined from 324 refiners over the last 18 years. The utilization rate of operating refiners has increased over this same period from less than 70% utilization to approximately 95% utilization. To ensure the operability, environmental compliance, efficiency and safety of their plants, refiners must maintain, repair or replace process equipment, operating machinery and piping systems on a regular basis. Major maintenance and capital projects require the shutdown of an operating unit, or in some cases, the entire refinery. In addition to routine maintenance, numerous repair and capital improvement projects are undertaken during a turnaround. Depending on the type, utilization rate, and operating efficiency of a refinery, turnarounds of a refinery unit typically occur at scheduled intervals ranging from six months to four years.

The U.S. refinery industry has undergone significant changes in the last 18 years with refining crude input going from about 12 million barrels per day to about 15 million barrels per day. Many factors created this increase in crude input including refinery expansion and debottle-necking. With the domestic increase in demand for refined product, domestic refineries are operating at high utilization rates. Generally higher utilization rates mean more wear and tear on the processing units. With the consolidations and subsequent reductions in staff within the petroleum industry and the need for reliable maintenance either during the turn-around process or day to day maintenance, more reliance for performance is placed on service providers such as Matrix.

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

Turnaround Services

Effective plant shutdown and refinery turnaround management is achieved by a combination of factors. Over the years Matrix has successfully developed and implemented management requirements including:

 .    Planning                         .    QA/QC Management
 .    Subcontractor Management         .    Experienced Supervisors
 .    Scheduling                       .    Teamwork
 .    Safety Management                .    Quality Control
 .    Cost Control                     .    Inspection

Matrix utilizes the following Planning and Scheduling Software for turnarounds:

 .    Primavera Finest Hour            .    Microsoft Project
 .    Primavera P3 for Windows         .    CASP
 .    Primavera Suretrak for Windows   .    TASC/MASC (Kurtz and Steel)
 .    Teamwork (applicable modules)    .    SP - Impower

Additional Services:

 .    Heater repair                    .    ASME Code Work
 .    Blinding                         .    Exchanger Slab Management
 .    Towers                           .    Fin Fan Retube and Repair Procurement
 .    Vessels                          .    Cost Control
 .    Exchangers                       .    Subcontractor Management
 .    Valves                           .    QA/QC Services
 .    Piping                           .    Safety Professionals

Maintenance Services

Matrix's maintenance services include on-going, routine maintenance, in addition to providing "quick response" to emergency situations. The Company recognizes that not only is a skilled daily maintenance workforce imperative to successful plant operation, but it can have a very positive impact on turnaround and other "non-routine" maintenance requirements. We believe our most successful projects come from locations where we have more than a transient presence. Maintenance services include:

 .    Daily Maintenance Management     .    Asbestos and Lead Abatement
 .    Multi Craft Workforce            .    Piping and Vessel Insulation
 .    Pipe Fitting and Welding         .    Marine Terminal Maintenance
 .    Machinist/Millwright             .    Exchanger Extraction and Tube Repairs
 .    Instrumentation                  .    Tower and Vessel Maintenance
 .    Electrical                       .    Aboveground Storage Tank Maintenance

Maintenance Achievements:

 .    Maintenance personnel reductions through the implementation of
     Maintenance Management Systems and Reliability Based Maintenance.
 .    Maintenance Productivity Incentives.
 .    Highly successful Safety and Quality Programs.

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

Power Industry

Matrix has also expanded into power plant start-up services for new plants, including mechanical, instrumentation, structural and system cleaning.

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

OTHER BUSINESS MATTERS

Customers and Marketing

The Company derives a significant portion of its revenues from performing construction and maintenance services for major integrated oil companies. In fiscal 2001, BP/Amoco/Arco represented 17% of the Company's consolidated revenues and Chevron accounted for 15% of consolidated revenues. The loss of any one of these major customers could have a material adverse effect on the Company. The Company also performs services for independent petroleum refining and marketing companies, architectural and engineering firms, the food industry, general contractors and several major petrochemical companies. The Company sold its products and services to approximately 322 customers during fiscal 2001.

The Company markets its services and products primarily through its marketing personnel, senior professional staff and its management. The marketing personnel concentrate on developing new customers and assist management and staff with existing customers. The Company enjoys many preferred provider relationships with clients that are awarded without competitive bid through long-term contract agreements. In addition, the Company competitively bids many projects. Maintenance projects have a duration of one week to several months depending on work scope. New tank projects have a duration of four weeks to more than a year. General construction projects range from three months to two years.

Competition

The AST, Plant Services, and Construction Services Divisions are highly fragmented and competition is intense within these industries. Major competitors in the AST Service Division include Chicago Bridge & Iron Company as well as a number of smaller regional companies. Major competitors in the West Coast plant service industry are Timec and a number of large engineering firms. Competition is based on, among other factors, work quality and timeliness of performance, safety and efficiency, availability of personnel and equipment, and price. The Company believes that its expertise and its reputation for providing safe and timely services allow it to compete effectively. Although many companies that are substantially larger than the Company have entered the market from time to time in competition with the Company, the Company believes that the level of expertise and experience necessary to perform complicated, on-site maintenance and construction operations presents an entry barrier to these companies and other competitors with less experience than the Company.

Backlog

At May 31, 2001, the Company's AST Services, Plant Maintenance and Construction Services Divisions had an estimated backlog of work under contracts believed to be firm of approximately $62.8 million, as compared with an estimated backlog of approximately $61.0 million as of May 31, 2000. Virtually all of the projects comprising this backlog are expected to be completed within fiscal year 2002. Because many of the Company's contracts are performed within short time periods after receipt of an order, the Company does not believe that the level of its backlog is a meaningful indicator of its sales activity.

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

Insurance

The Company maintains worker's compensation insurance, general liability insurance and auto liability insurance in the primary amount of $1.0 million and pollution insurance in the primary amount of $5.0 million. The Company maintains an umbrella policy with coverage limits of $50.0 million in the aggregate. The Company also maintains policies to cover its equipment and other property with coverage limits of $32.8 million and policies for care, custody and control with coverage limits of $6.0 million in the aggregate. Most of the Company's policies provide for coverage on an occurrence basis, not a "claims made" basis. The Company's liability policies are subject to certain deductibles, none of which is higher than $250,000. The Company maintains a performance and payment bonding line of $150.0 million. The Company also maintains a key-man life insurance policy covering its current CEO, and professional liability insurance.

Many of the Company's contracts require it to indemnify its customers for injury, damage or loss arising in connection with their projects, and provide for warranties of materials and workmanship. There can be no assurance that the Company's insurance coverage will protect it against the incurrence of loss as a result of such contractual obligations.

Employees

As of May 31, 2001, the Company employed 1,355 employees, of which 268 were employed in non-field positions and 1,087 in field or shop positions. Throughout fiscal year 2001, the Company employed a total of 2,697 employees in field or shop positions who worked on a project-by-project basis.

As of May 31, 2001, 211 of the 1,087 field or shop employees were covered by a collective bargaining agreement. The Company operates under two collective bargaining agreements through the Boilermakers Union - the NTL Agreement for Tank Construction Work and the Maintenance and Repair Agreement covering Tank Repair and Related Work. Both agreements provide the union employees with benefits including a Health and Welfare Plan, Pension Plan, National Annuity Trust, Apprenticeship Training, and a Wage and Subsistence Plan.

The Company has not experienced any significant strikes or work shortages and has maintained high-quality relations with its employees.

Patents and Proprietary Technology

The Company holds two United States and one United Kingdom patents under the Flex-A-Span (R) trademark which covers a peripheral seal for floating roof tank covers. The United States patents expire in October 2001 and August 2008 and the United Kingdom patent expires in May 2011. The Company holds a U.S. patent which covers its ThermoStor (R) diffuser system that receives, stores and dispenses both chilled and warm water in and from the same storage tank. The ThermoStor
(R) patent expires in March 2010. The Company has developed the RS 1000 Tank Mixer (R) which controls sludge build-up in crude oil tanks through resuspension. The RS 1000 Tank Mixer (R) patent expires in August 2012. The Company has designed and developed the Flex-A-Swivel (R), a swivel joint for floating roof drain systems. The United States Patent expires in March 2019. While the Company believes that the protection of its patents is important to its business, it does not believe that these patents are essential to the success of the Company.

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

Amendments to the federal Clean Air Act adopted in 1990 require, among other things, that refineries produce cleaner burning gasoline for sale in certain large cities where the incidence of volatile organic compounds in the atmosphere exceeds prescribed levels leading to ozone depletion. Refineries are undergoing extensive modifications to develop and produce acceptable reformulated fuels that satisfy the Clean Air Act Amendments. Such modifications are anticipated to cost refineries several billion dollars, and require the use of specialized construction services such as those provided by the Company. A significant number of refineries have completed changes to produce "reformulated fuels", principally refineries serving specific areas of the U.S.; however, there are a substantial number of refineries that have not made the change. The EPA is also in the process of developing further regulations to require production of cleaner gasolines and diesel fuels including the production of reduced sulfur gasoline and diesel fuel.

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

Appropriate State of Georgia agencies have been notified of the findings and corrective and remedial actions have been completed, are currently underway, or plans for such actions have been submitted to the State of Georgia for approval on the remaining property. The current estimated total cost for cleanup and remediation is $1.9 million, $0.4 million of which remains accrued at May 31, 2001. Additional testing, however, could result in greater costs for cleanup and remediation than is currently accrued.

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

Item 2.  Properties

The executive offices of the Company are located in a 20,400 square foot facility owned by the Company and located in Tulsa, Oklahoma. The Company owns a 64,000 square foot facility located on 13 acres of land leased from the Tulsa Port of Catoosa which is used for the fabrication of tanks and tank parts. The Company has leased an additional 50 acres of land from the Tulsa Port of Catoosa. The Company owns a 60,000 square foot facility on 14 acres of land owned in Tulsa, Oklahoma which is now occupied by the new tank construction group and provides excess fabrication capacity for tank parts. The Company also owns a 13,300 square foot facility in Temperance, Michigan for the Michigan regional operations and a 22,600 square foot facility in Houston, Texas for Houston regional operations. The Company owns approximately 5.0 acres of land in Orange, California. The Company owns a 143,300 square foot facility, located on
6.5 acres in Newnan, Georgia which is being leased by Caldwell Tanks, the Buyer of Brown. This facility will be sold upon final environmental remediation as provided under the Asset Sales Agreement with Caldwell Tanks, Inc. The Company owns a 30,000 square foot facility located on 5.0 acres of owned land in Bellingham, Washington. Also, the Company owns a 1,806 square foot facility located in Sarnia, Ontario, Canada. The Company leases offices in Tulsa, Oklahoma; Anaheim and Bay Point, California; Bristol and

Bethlehem, Pennsylvania and Newark, Delaware. The aggregate lease payments for these leases during fiscal 2001 were approximately $1.0 million. The Company believes that its facilities are adequate for its current operations.

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

                                                  Fiscal Year                 Fiscal Year
                                                      2001                       2000
                                                -----------------          -----------------

                                                 High       Low             High       Low
                                                 ----       ---             ----       ---
                 First Quarter                  $5.06      $4.63            $4.75     $3.75
                 Second Quarter                  5.63       3.94             4.81      3.63
                 Third Quarter                   6.75       5.06             6.75      4.06
                 Fourth Quarter                  7.44       4.75             5.50      4.38

                                                                               Fiscal Year
                                                                                  2002
                                                                           -----------------
                                                                             High       Low
                                                                             ----       ---
                 First Quarter (through August 14, 2001)                     $7.52     $6.00

As of August 14, 2001 there were approximately 66 holders of record of the Common Stock. The Company believes that the number of beneficial owners of its Common Stock is substantially greater than 66.

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

Item 6. Selected Financial Data

The following table sets forth selected historical financial information for Matrix covering the five years ended May 31, 2001.

                                                                             Matrix Service Company
                                                                      (In millions, except per share data)
                                                     ------------------------------------------------------------------------
                                                                                   Years Ended
                                                     ------------------------------------------------------------------------
                                                         2001          2000           1999            1998          1997
                                                     ------------------------------------------------------------------------
Revenues                                                 $190.9        $193.8         $211.0         $225.4          $183.1

Gross profit                                               22.5          20.5           14.0           18.6            17.4

Gross profit %                                             11.8%         10.6%           6.6%           8.3%            9.5%

Operating income (loss)                                     7.5           6.8          (11.5)         (16.3)            5.5

Operating income (loss) %                                   3.9%          3.5%          (5.5%)         (7.2%)           3.0%

Pre-tax income / (loss)                                     7.1           7.2          (12.6)         (17.3)            5.1

Net income / (loss)                                         4.6           6.6          (12.6)         (11.6)            3.0

Net income / (loss) %                                       2.4%          3.4%          (6.0%)         (5.1%)           1.6%

Earnings / (loss) per share-diluted                        0.54          0.74          (1.34)         (1.22)           0.31

Equity per share-diluted                                   6.26          6.11           5.29           6.87            7.86

Weighted average shares outstanding                         8.5           9.0            9.4            9.5             9.7

Working capital                                            23.8          19.4           25.7           41.1            28.2

Total assets                                               83.7          78.3           88.2          112.7           116.9

Long-term debt                                              3.5           0.0            5.5           13.1             6.4

Capital expenditures                                        5.3           6.3            5.4            2.6             5.8

Stockholders' equity                                       53.3          54.9           49.7           65.3            76.2

Total long-term debt to equity %                            6.6%          0.0%          11.1%          20.1%            8.4%

Cash flow from operations                                   5.5           8.4           16.7            3.0             6.2

Item 7. Management's Discussion and Analysis of Financial Condition and Results Operations

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

 . The ability of Matrix to develop expanded markets and product or service offerings as well as its ability to maintain existing markets and contracts.

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

--------------------------------------------------------------------------------
                            Matrix Service Company
                         Annual Results of Operations
                ($ Amounts in millions, except per share data)
--------------------------------------------------------------------------------

                                              AST         Construction        Plant                      Other         Combined
                                           Services         Services         Services       Total       Services*        Total
-----------------------------------------------------------------------------------------------------------------------------------
Year ended May 31, 2001
Consolidated revenues                         $139.5        $18.2               $33.2        $190.9      $  0.0         $190.9
Gross profit (loss)                             18.9          0.2                 3.4          22.5         0.0           22.5
Operating income (loss)                          7.9         (1.0)                1.2           8.1        (0.6)           7.5
Income (loss) before income tax expense          8.1         (1.6)                1.2           7.7        (0.6)           7.1
Net income (loss)                                5.2         (1.0)                0.8           5.0        (0.4)           4.6
Earnings / (loss) per share - diluted           0.62        (0.12)               0.09          0.59       (0.05)          0.54
Weighted average shares                                                                                                  8,519

Year ended May 31, 2000
Consolidated revenues                         $131.8       $  9.3               $34.3        $175.4      $ 18.4         $193.8
Gross profit (loss)                             17.4         (0.5)                3.2          20.1         0.4           20.5
Operating income (loss)                          8.0         (1.8)                1.3           7.5        (0.7)           6.8
Income (loss) before income tax expense          8.0         (1.5)                1.3           7.8        (0.6)           7.2
Net income (loss)                                7.4         (1.5)                1.3           7.2        (0.6)           6.6
Earnings / (loss) per share - diluted           0.83        (0.17)               0.14          0.80       (0.06)          0.74
Weighted average shares                                                                                                  8,993

Year ended May 31, 1999
Consolidated revenues                         $112.6       $ 22.9               $29.9        $165.4      $ 45.6         $211.0
Gross profit (loss)                             12.9         (0.2)                3.8          16.5        (2.5)          14.0
Operating income (loss)                          3.9         (1.5)                1.8           4.2       (15.7)         (11.5)
Income (loss) before income tax expense          3.4         (1.6)                1.7           3.5       (16.1)         (12.6)
Net income (loss)                                3.4         (1.6)                1.7           3.5       (16.1)         (12.6)
Earnings / (loss) per share - diluted           0.36        (0.17)               0.18          0.37       (1.71)         (1.34)
Weighted average shares                                                                                                  9,440

Variances  2001 to 2000
Consolidated revenues                         $  7.7       $  8.9               $(1.1)       $ 15.5      $(18.4)        $ (2.9)
Gross profit (loss)                              1.5          0.7                 0.2           2.4        (0.4)           2.0
Operating income                                (0.1)         0.8                (0.1)          0.6         0.1            0.7
Income (loss) before income tax expense          0.1         (0.1)               (0.1)         (0.1)        0.0           (0.1)
Net income (loss)                               (2.2)         0.5                (0.5)         (2.2)        0.2           (2.0)

Variances 2000 to 1999
Consolidated revenues                         $ 19.2       $(13.6)              $ 4.4        $ 10.0      $(27.2)        $(17.2)
Gross profit (loss)                              4.5         (0.3)               (0.6)          3.6         2.9            6.5
Operating income                                 4.1         (0.3)               (0.5)          3.3        15.0           18.3
Income (loss) before income tax expense          4.6          0.1                (0.4)          4.3        15.5           19.8
Net income (loss)                                4.0          0.1                (0.4)          3.7        15.5           19.2

* Includes Municipal Water and FCCU Services

Results of Operations
---------------------

AST Services 2001 vs. 2000

Gross revenues for AST Services in 2001 were $140.7 million, an increase of $8.8 million or 6.7% over 2000. Gross margin for 2001 of 13.4% was better than the 13.2% produced in 2000. Margin comparisons, year over year, were favorably impacted by a $0.6 million gross profit loss on a project in Venezuela for fiscal year 2000. Margins were negatively impacted by less than satisfactory execution on a number of large maintenance jobs and lower margins in the Gulf Coast and from the tank construction group. These margin gains along with the increased sales volumes resulted in gross profit for 2001 of $18.9 million exceeding that of 2000 by $1.5 million, or 8.6%.

Selling, general and administrative costs as a percent of revenues increased to 7.6% in 2001 vs. 6.8% in 2000 primarily as a result of increased salary and wages, increased professional services costs and increased information technology costs associated with the enterprise-wide management information system. Prior year selling, general and administrative costs were negatively impacted by $0.2 million in one time charges related to the shut down of the International Division.

Operating income for 2001 of $7.9 million, or 5.6% as a percent of revenues was slightly less than the $8.0 million, or 6.1% produced in 2000 primarily as the result of higher gross profits offset by an increase in selling, general and administrative expenses discussed above.

AST Services 2000 vs. 1999

Gross revenues for AST Services in 2000 were $131.9 million, an increase of $14.3 million or 12.2% over 1999. Gross margin for 2000 of 13.2% was significantly better than the 11.0% produced in 1999 as a direct result of higher margin lump sum work combined with better execution of job plans. These margin improvements were offset somewhat by the International Division as a result of a $0.6 million gross profit loss on a project in Venezuela. These margin gains along with the increased sales volumes resulted in gross profit for 2000 of $17.4 million exceeding that of 1999 by $4.5 million, or 34.9%.

Selling, general and administrative costs as a percent of revenues decreased to 6.8% in 2000 vs. 7.1% in 1999.

Operating income for 2000 of $8.0 million, or 6.1% as a percent of revenues was significantly better than the $3.9 million, or 3.3% produced in 1999, as a direct result of the gross margin gains discussed above.

Construction Services 2001 vs. 2000

Gross revenues for Construction Services in 2001 were $18.4 million, an increase of $9.1 million or 97.8% over 2000. This increase was due to a larger backlog at the beginning of the Company's fiscal year 2001 compared to the beginning of the prior fiscal year. Gross margin for 2001 of 1.1% was significantly better than the (5.4%) produced in 2000 as a direct result of better absorption of fixed costs associated with higher volume of business. These margin increases along with the increased sales volumes resulted in gross profit for 2001 of $0.2 million being $0.7 million greater than the ($0.5) million in 2000.

Selling, general and administrative expenses as a percent of revenues decreased to 6.9% in 2001 vs. 14.0% in 2000 primarily as a result of the fixed salary costs being spread over a larger revenue base in 2001 vs. 2000.

Operating loss for 2001 of ($1.0) million, or (5.4%) as a percent of revenues was better than the ($1.8) million, or (19.4%) produced in 2000 primarily as the result of a higher volume of work. Other income includes a one-time benefit of $0.4 million for the fiscal year ended 2000 as a result of a customer invoice previously reserved as a bad debt being fully collected. Additionally, other income included a one-time charge of $0.5 million for the fiscal year ended 2001 as a result of the write-off of the pulp and paper joint venture.

Construction Services 2000 vs. 1999

Gross revenues for Construction Services in 2000 were $9.3 million, a decrease of $14.0 million or 60.1% over 1999. This decrease was due to a very low backlog at the beginning of the Company's fiscal year 2000 compared to last year when Construction Services was in the process of completing two major projects. Gross margin for 2000 of (5.4%) was worse than the (0.9%) produced in 1999 as a result of the lack of significant work to cover the fixed cost structure in place for Construction Services and one time charges to low margin jobs in 2000 versus 1999. These margin declines along with the decreased sales volumes resulted in gross profit for 2000 of ($0.5) million being $0.3 million less than the ($0.2) million in 1999. Gross profit in 1999 was also negatively impacted by a $2.0 million reserve for doubtful accounts for two large potentially uncollectible receivables.

Selling, general and administrative expenses as a percent of revenues increased to 14.0% in 2000 vs. 5.7% in 1999 primarily as a result of the fixed salary costs being spread over a smaller revenue base in 2000 vs. 1999.

Operating loss for 2000 of ($1.8) million, or (19.4%) as a percent of revenues was worse than the ($1.5) million, or (6.4%) produced in 1999 as a direct result of the lack of significant work discussed above.

Plant Services 2001 vs. 2000

Gross revenues for Plant Services in 2001 were $33.2 million, a decrease of $1.1 million or 3.2% over 2000. The decrease was due to lower routine maintenance work. Gross margin for 2001 of 10.2% was better than the 9.3% produced in 2000 as a direct result of more turnaround work this fiscal year compared to last fiscal year slightly offset by a one-time $0.3 million charge in fiscal 2000 related to training expenses. This gross margin increase offset somewhat by lower revenues resulted in gross profit for 2001 of $3.4 million which was an increase from 2000 gross profit of $3.2 million, or 6.3%.

Selling, general and administrative expenses as a percent of revenues increased to 6.5% in 2001 vs. 5.4% in 2000 primarily as a result of increased professional service costs, increased information technology costs associated with the enterprise-wide information management system and fixed costs being spread over a smaller revenue base in 2001 versus 2000.

Operating income for 2001 of $1.2 million, or 3.6% as a percent of revenues was slightly less than the $1.3 million or 3.8% produced in 2000, as a direct result of higher gross profits offset by increased selling, general and administrative expenses.

Plant Services 2000 vs. 1999

Gross revenues for Plant Services in 2000 were $34.3 million, an increase of $4.4 million or 14.7% over 1999. Gross margin for 2000 of 9.3% was worse than the 12.7% produced in 1999 as a direct result of lower margin turnarounds in fiscal 2000 versus fiscal 1999 and several one-time charges. These margin declines resulted in gross profit for 2000 of $3.2 million which was a decrease from 1999 gross profit of $3.8 million, or (15.8%).

Selling, general and administrative expenses as a percent of revenues decreased to 5.4% in 2000 vs. 6.5% in 1999.

Operating income for 2000 of $1.3 million, or 3.8% as a percent of revenues was slightly less than the $1.8 million or 6.0% produced in 1999, as a direct result of the margin declines discussed above.

Exited Operations
-----------------

Fiscal Year 2001
----------------

Matrix had no operating activities in Brown or San Luis for the year ended May 31, 2001. Based on amounts paid and charged against the reserves for the year ended May 31, 2001, worker's compensation, general liability and environmental amounts for the Brown and San Luis operations were determined to be $0.6 million short of previously anticipated expenditures, resulting in a restructuring, impairment and abandonment charge.

In February of 2001, one of the two pieces of property that Caldwell was obligated to acquire was sold for $0.5 million, the carrying value of the real estate and building. All environmental remediation has been completed on the remaining piece of property and management believes that Caldwell's option to acquire will be exercised on the remaining $1.7 million.

Matrix has been in litigation over a contested contract in the FCCU segment. In July 2001, the appellate court upheld the original verdict plus accrued interest and attorney fees. This case is currently under appeal to the Oklahoma Supreme Court, however, the defendant was required to post a bond for the judgment amount.

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

Matrix has agreed with the buyer not to compete in that business for 5 years. For the fiscal years ended May 31, 2000 and 1999, Brown accounted for 6.3% and 15.9%, respectively of Matrix's total revenues, and 4.8% and 17.7%, respectively, of Matrix's total assets.

For the year ended May 31, 2000, worker's compensation, general liability, and environmental reserves for the Brown operation were determined to be $1.0 million short of previously anticipated expenditures, resulting in a restructuring, impairment and abandonment charge (See Footnote 3 to the Consolidated Financial Statements). In June 1999, notices were given as required under the WARN Act and Matrix announced that it would also pursue potential opportunities to sell the SLT municipal water services. In January 2000, Matrix sold at fair market value resulting in no gain or loss the assets of the coating operation, an affiliated company of SLT, to existing management for $0.3 million. In April 2000, the remaining open contracts were completed and all operations were shut down. For the year ended May 31, 2000, the exit plan reserves have been re-evaluated and reduced by $0.8 million. This reduction is a result of a favorable ruling in existing litigation, better than anticipated environmental findings, and reductions in worker's compensation and general liability reserves.

Matrix has been in litigation over a contested contract in the FCCU segment. In January 2000, Matrix won its case and was awarded $1.1 million plus interest and attorney fees. This case is currently under appeal, however, the defendant was required to post a bond for the judgment amount. As a result of legal costs associated with this litigation as well as shortfalls in previously recorded worker's compensation and general liability reserves, Matrix recorded a $0.3 million restructuring, impairment and abandonment charge to income.

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

Municipal Water Services 2001 vs. 2000

Brown was sold on August 31, 1999 and SLT operations were shut down in April 2000. There was no significant municipal water services activity in 2001.

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

Financial Condition & Liquidity

Matrix's cash and cash equivalent totaled approximately $0.8 million at May 31, 2001 and $1.8 million at May 31, 2000.

Matrix has financed its operations recently with cash from operations and from advances under a credit agreement. On October 31, 2000, Matrix amended its credit agreement with a commercial bank under which a total of $20.0 million may be borrowed on a revolving basis based on the level of Matrix's eligible receivables. Matrix can elect revolving loans which bear interest at a Prime Rate or a LIBOR based option and mature on October 31, 2003. At May 31, 2001, $3.5 million was outstanding under the revolver with $2.0 million at a LIBOR interest rate of 5.22% and $1.5 million at a prime interest rate of 5.875%. The agreement requires maintenance of certain financial ratios, limits the amount of additional borrowings and the payment of dividends. The credit facility is secured by all accounts receivable, inventory, intangibles, and proceeds related thereto.

On June 1, 2001, Matrix entered into an interest rate agreement with a commercial bank, effectively providing a fixed interest rate of 7.23% for a five-year period on $6.0 million of debt with a 15-year amortization. This debt was initially drawn under the credit agreement revolving loan, but will eventually be rolled into a term loan, subject to certain mortgage restrictions on the Port of Catoosa facility currently under construction.

Operations of Matrix provided $6.0 million of cash for the twelve months ended May 31, 2001 as compared with providing $8.4 million of cash for the twelve months ended May 31, 2000, representing a decrease of approximately $2.4 million. The decrease was due primarily to a decrease in net income and changes in net working capital. The decrease in net income was due to the recording of income tax expense in fiscal 2001 at a 35% rate versus an 8% rate in fiscal 2000.

Capital expenditures during the twelve months ended May 31, 2001 totaled approximately $5.3 million. Of this amount, approximately $1.4 million was used to purchase transportation equipment for field operations, and approximately $1.4 million was used to purchase welding, construction, and fabrication equipment. Matrix has invested approximately $0.7 million in an office expansion in Houston during the period. Matrix has budgeted approximately $19.8 million for capital expenditures for fiscal 2002. Of this amount, approximately $1.6 million would be used to purchase transportation equipment for field operations, and approximately $2.5 million would be used to purchase welding, construction, and fabrication equipment. Matrix signed a 40-year lease for a 50-acre tract of land at the Port of Catoosa, Oklahoma in March, 2001. Approximately $9.0 million has been budgeted for 2002 to build a facility to consolidate Matrix's four separate operations in the Tulsa area now containing fabrication, operations and administration. On December 19, 2000, the Tulsa operations facility was sold for $0.6 million, with an option to lease back until March 2002. This consolidation should take 18 to 24 months at an estimated cost of approximately $11.0 million. The cost is expected to be offset by the sale of the remaining three facilities for approximately $5.4 million. Additionally, $6.6 million has been budgeted for a fabrication facility in Orange County, California.

Matrix purchased $0.5 million in treasury shares in the quarter ended August 31, 2000, which fully exhausted the authorized amounts available under the Share Buyback Plan approved in March 1999. In October 2000, the Board of Directors authorized a new Share Buyback Plan for up to 20% of the outstanding shares or 1,723,753 shares. Matrix purchased $5.9 million in Treasury shares for the twelve months ended May 31, 2001 under this new plan.

Matrix believes that its existing funds, amounts available from borrowing under its existing credit agreement and cash generated by operations will be sufficient to meet the working capital needs through fiscal 2002 and for the foreseeable time thereafter unless significant expansions of operations not now planned are undertaken, in which case Matrix would need to arrange additional financing as a part of any such expansion.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Matrix has a subsidiary company whose operations are located in Canada, whose functional currency is the local currency. Historically, results have not been significantly impacted by movements in the foreign currency exchange rate. However, these investments do have the potential to impact Matrix's financial position, due to fluctuations in the local currencies arising from the process of re-measuring the local functional currency into the U.S. dollar. Management has not entered into derivative instruments to hedge the foreign currency risk. A 10% change in the respective functional currency against the U.S. dollar would not have had a material impact on the financial results of the Company for the year ended May 31, 2001.

Item 8.  Financial Statements and Supplementary Data

Financial Statements of the Company

          Report of Independent Auditors                                   23

          Consolidated Balance Sheets as of May 31, 2001 and 2000.         24

          Consolidated Statements of Operations for the years ended
             May 31, 2001, 2000, and 1999.                                 26

          Consolidated Statements of Changes in Stockholders' Equity
             for the years ended May 31, 2001, 2000, and 1999.             27

          Consolidated Statements of Cash Flows for the years ended
             May 31, 2001, 2000 and 1999.                                  28

          Notes to Consolidated Financial Statements                       30

          Quarterly Financial Data (Unaudited)                             42

          Schedule II - Valuation and Qualifying Accounts                  43

Financial Statement Schedules

The following financial statement schedule is filed as a part of this report under "Schedule II" immediately preceding the signature page: Schedule II - Valuation and Qualifying Accounts for the three fiscal years ended May 31, 2001 and 2000. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

                        Report of Independent Auditors


The Stockholders and Board of Directors
Matrix Service Company

We have audited the accompanying consolidated balance sheets of Matrix Service Company as of May 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended May 31, 2001. Our audits also included the financial statement schedule listed in the Index under Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matrix Service Company at May 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2001, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                 /s/ Ernst & Young LLP


Tulsa, Oklahoma
August 15, 2001

                            Matrix Service Company

                          Consolidated Balance Sheets

                                                                                                   May 31
                                                                                           2001              2000
                                                                                     ------------------------------------
                                                                                               (In Thousands)
Assets
Current assets:
    Cash and cash equivalents                                                            $      835        $   1,806
    Accounts receivable, less allowances
       (2001 - $375, 2000 - $150)                                                            29,184           24,188
    Costs and estimated earnings in excess of
       billings on uncompleted contracts                                                     12,951           11,029
    Inventories                                                                               2,772            3,049
    Income tax receivable                                                                         -              146
    Deferred income taxes                                                                       442                -
    Prepaid expenses                                                                          2,573            2,559
                                                                                     ------------------------------------
Total current assets                                                                         48,757           42,777

Investment in Joint Venture                                                                       -              279

Property, plant and equipment, at cost:
    Land and buildings                                                                       10,108            9,992
    Construction equipment                                                                   19,550           17,892
    Transportation equipment                                                                  7,560            7,220
    Furniture and fixtures                                                                    4,841            4,399
    Construction in progress                                                                  2,306            1,995
                                                                                     ------------------------------------
                                                                                             44,365           41,498
    Accumulated depreciation                                                                 22,507           20,211
                                                                                     ------------------------------------
                                                                                             21,858           21,287

Goodwill, net of accumulated amortization
    (2001 - $2,427, 2000 - $2,092)                                                           11,258           11,660

Other assets                                                                                  1,848            2,303
                                                                                     ------------------------------------
Total assets                                                                             $   83,721        $  78,306
                                                                                     ====================================

                            Matrix Service Company

                          Consolidated Balance Sheets

                                                                                                   May 31
                                                                                           2001              2000
                                                                                   ------------------------------------
                                                                                               (In Thousands)
Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                                                                    $   10,229        $   8,759
    Billings on uncompleted contracts in excess
       of costs and estimated earnings                                                       7,148            5,138
    Accrued insurance                                                                        2,362            3,112
    Accrued environmental reserves                                                             471              432
    Earnout payable                                                                              -              968
    Income tax payable                                                                         400              412
    Other accrued expenses                                                                   4,307            4,560
    Current portion of long-term debt                                                            -               22
                                                                                   ------------------------------------
Total current liabilities                                                                   24,917           23,403

Long-term debt                                                                               3,515                -

Deferred income taxes                                                                        1,983                -

Stockholders' equity:
    Common stock - $.01 par value; 30,000,000
       shares authorized; 9,642,638
       shares issued in 2001 and 2000                                                           96               96
    Additional paid-in capital                                                              51,596           51,596
    Retained earnings                                                                       12,245            7,785
    Accumulated other comprehensive loss                                                      (813)            (693)
                                                                                   ------------------------------------
                                                                                            63,124           58,784
    Less treasury stock, at cost - 2,021,972 and
       918,372 shares in 2001 and 2000, respectively                                        (9,818)          (3,881)
                                                                                   ------------------------------------
Total stockholders' equity                                                                  53,306           54,903
                                                                                   ------------------------------------
Total liabilities and stockholders' equity                                              $   83,721        $  78,306
                                                                                   ====================================

See accompanying notes.

                            Matrix Service Company

                     Consolidated Statements of Operations

                                                                                        Year ended May 31
                                                                              2001             2000              1999
                                                                          -------------------------------------------------
                                                                                    (In thousands, except share
                                                                                      and per share amounts)
Revenues                                                                   $  190,901       $  193,753       $  210,997
Cost of revenues                                                              168,390          173,269          197,012
                                                                          -------------------------------------------------
Gross profit                                                                   22,511           20,484           13,985
Selling, general and administrative expenses                                   14,081           12,993           15,025
Goodwill and noncompete amortization                                              353              484              670
Restructuring, impairment and abandonment costs                                   608              180            9,772
                                                                          -------------------------------------------------
Operating income (loss)                                                         7,469            6,827          (11,482)

Other income (expense):
    Interest expense                                                             (407)            (368)            (969)
    Interest income                                                               177               77              291
    Other                                                                        (179)             660             (452)
                                                                          -------------------------------------------------
Income (loss)
    before income taxes                                                         7,060            7,196          (12,612)

Provision for federal, state and
    foreign income taxes                                                        2,480              580                -
                                                                          -------------------------------------------------
Net income (loss)                                                          $    4,580       $    6,616       $  (12,612)
                                                                          =================================================

Basic earnings (loss) per common share                                     $     0.55       $     0.75       $    (1.34)
                                                                          =================================================

Diluted earnings (loss) per common share                                   $     0.54       $     0.74       $    (1.34)
                                                                          =================================================

Weighted average common shares outstanding:
      Basic                                                                 8,334,383        8,872,847        9,440,310
      Diluted                                                               8,518,738        8,992,819        9,440,310

See accompanying notes.

                            Matrix Service Company

          Consolidated Statements of Changes in Stockholders' Equity

                                                                                                   Accumulated
                                                    Additional                                        Other
                                        Common        Paid-In       Retained       Treasury       Comprehensive
                                         Stock        Capital       Earnings         Stock            Loss             Total
                                     ---------------------------------------------------------------------------------------------
                                                                            (In Thousands)
Balances, May 31, 1998                    $96        $51,458        $ 14,221     $       -            $(523)         $ 65,252
    Net loss                                -              -         (12,612)            -                -           (12,612)
    Other comprehensive income
        Translation adjustment              -              -               -             -              (32)              (32)
                                                                                                                   ---------------
    Comprehensive income                                                                                              (12,644)
                                                                                                                   ---------------
    Purchase of treasury stock
      (704,200 shares)                      -              -               -        (3,036)               -            (3,036)
    Exercise of stock options
      (49,156 shares)                       -            138             (42)           47                -               143
                                     ---------------------------------------------------------------------------------------------
Balances, May 31, 1999                     96         51,596           1,567        (2,989)            (555)           49,715
    Net loss                                -              -           6,616             -                -             6,616
    Other comprehensive income
        Translation adjustment              -              -               -             -             (138)             (138)
                                                                                                                   ---------------
    Comprehensive income                                                                                                6,478
                                                                                                                   ---------------
    Purchase of treasury stock
      (288,000 shares)                      -              -               -        (1,354)               -            (1,354)
    Exercise of stock options
      (67,078 shares)                       -              -            (398)          462                -                64
                                     ---------------------------------------------------------------------------------------------
Balances, May 31, 2000                     96         51,596           7,785        (3,881)            (693)           54,903
    Net income                              -              -           4,580             -                -             4,580
    Other comprehensive income
        Translation adjustment              -              -               -             -             (120)             (120)
                                                                                                                   ---------------
    Comprehensive income                                                                                                4,460
                                                                                                                   ---------------
    Purchase of treasury stock
       (1,166,400 shares)                   -              -               -        (6,376)               -            (6,376)
    Exercise of stock options
      (62,800 shares)                       -              -            (120)          439                -               319
                                     ---------------------------------------------------------------------------------------------
Balances, May 31, 2001                    $96        $51,596        $ 12,245     $  (9,818)           $(813)         $ 53,306
                                     =============================================================================================

See accompanying notes.

                            Matrix Service Company

                     Consolidated Statements of Cash Flows


                                                                                    Year ended May 31
                                                                         2001             2000              1999
                                                                  ------------------------------------------------------
                                                                                     (In Thousands)
Operating activities
Net income (loss)                                                        $ 4,580           $ 6,616        $ (12,612)
Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
       Depreciation and amortization                                       4,540             3,894            4,717
       Deferred income tax                                                 1,541                 -           (1,697)
       (Gain) loss on sale of equipment                                     (200)              (76)             632
       Noncash write-off of joint venture, restructuring,
          impairment and abandonment costs                                   529                 -            6,344
       Changes in operating assets and
          liabilities increasing (decreasing)
          cash, net of effects of acquisitions:
              Accounts receivable                                         (4,996)            9,280            2,775
              Costs and estimated earnings
                 in excess of billings on
                 uncompleted contracts                                    (1,922)           (3,540)           6,799
              Inventories                                                    277               929            1,470
              Prepaid expenses                                               (14)           (1,508)            (527)
              Accounts payable                                             1,470            (1,046)          (2,445)
              Billings on uncompleted
                 contracts in excess of costs
                 and estimated earnings                                    2,010            (2,218)            (256)
              Accrued expenses                                            (1,932)           (3,986)           5,957
              Income taxes receivable/payable                                134                63            5,482
              Other                                                          (25)                7               47
                                                                  ------------------------------------------------------
Net cash provided by operating activities                                  5,992             8,415           16,686

Investing activities
Acquisition of property, plant and equipment                              (5,277)           (6,316)          (5,379)
Acquisitions net of cash acquired                                              -              (851)            (637)
Proceeds from sale of exited operations                                      480             6,805                -
Investment in joint venture                                                 (250)             (279)               -
Proceeds from other investing activities                                     700                36              182
                                                                  ------------------------------------------------------
Net cash used in investing activities                                    $(4,347)          $  (605)       $  (5,834)

                            Matrix Service Company

                                                                                    Year ended May 31
                                                                         2001             2000              1999
                                                                  ------------------------------------------------------
                                                                                      (In Thousands)
Financing activities
Issuance of common stock                                              $       319      $        64      $       143
Purchase of treasury stock                                                 (6,376)          (1,354)          (3,036)
Advances under bank credit agreement                                       65,660           49,760            5,425
Repayments of bank credit agreement                                       (62,161)         (57,260)         (12,925)
Repayment of other notes                                                        -              (17)             (17)
Repayment of acquisition note                                                   -              (66)             (62)
Issuance of equipment notes                                                     -                -                4
Repayments of equipment notes                                                  (6)              (8)             (23)
                                                                  ------------------------------------------------------
Net cash used in financing activities                                      (2,564)          (8,881)         (10,491)
Effect of exchange rate changes on cash                                       (52)             (95)               5
                                                                  ------------------------------------------------------
Net increase (decrease) in cash and cash
    equivalents                                                              (971)          (1,166)             366
Cash and cash equivalents, beginning of year                                1,806            2,972            2,606
                                                                  ------------------------------------------------------
Cash and cash equivalents, end of year                                $       835      $     1,806      $     2,972
                                                                  ======================================================

Supplemental disclosure of cash flow information:
      Cash paid during the period for:
         Income taxes                                                 $       324      $       587      $       477
         Interest                                                             249              370              967

See accompanying notes.

                            Matrix Service Company

                  Notes to Consolidated Financial Statements


1. Summary of Significant Accounting Policies

Organization and Basis of Presentation
--------------------------------------

The consolidated financial statements present the accounts of Matrix Service Company and its subsidiaries (collectively referred to as the "Company"). Subsidiary companies include Matrix Service, Inc., ("MSI"), Matrix Service Mid-Continent ("Mid-Continent"), Matrix Service, Inc. - Canada ("Canada"), San Luis Tank Piping Construction, Inc. and Affiliates ("San Luis"), Brown Steel Contractors, Inc. and Affiliates ("Brown"), and Midwest Industrial Contractors, Inc. ("Midwest"). In 1999 Matrix sold the assets of Brown and in 2000, Matrix shutdown San Luis (see Note 3). Intercompany transactions and balances have been eliminated in consolidation.

The Company operates primarily in the United States and has operations in Canada. The Company's industry segments are Aboveground Storage Tank Services
(AST), Construction Services, Plant Services, and Other Services.

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

Anticipated losses on uncompleted contracts are recognized in full when they become known. In forecasting ultimate profitability on certain contracts, estimated recoveries are included for work performed under customer change orders to contracts for which firm prices have not yet been negotiated. Due to uncertainties inherent in the estimation process, it is reasonably possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised in the near-term. Such revisions to costs and income are recognized in the period in which the revisions are determined.

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

Earnings per Common Share
-------------------------

Basic earnings per common share is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes in average shares outstanding employee stock options which are dilutive (184,355, 119,972, and -0- shares in 2001, 2000 and 1999, respectively).

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

New Accounting Standards
------------------------

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which was subsequently amended in June of 2000 by Financial Accounting Standards No. 138. The Company will adopt this standard on June 1, 2001 and expects no material impact from it's implementation. In July of 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The company expects to adopt this standard on June 1, 2002 and has yet to determine the financial impact.

2. Joint Venture

In March 2000, the Company entered into a joint venture partnership agreement for the construction of a pulp and paper project. The joint venture is accounted for under the equity method. In May 2001, the joint venture became impaired and Matrix fully reserved the net investment amount. Trade receivables included a $1.3 million balance from this affiliated joint venture which is believed to be fully recoverable.

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

The Company has agreed with the buyer not to compete in that business for 5 years. For the fiscal years ended May 31, 2000 and 1999, Brown accounted for 6.3% and 15.9%, respectively, of the Company's total revenues, and 4.8% and 17.7%, respectively, of the Company's total assets.

Based upon amounts paid and charged against the reserves for the year ended May 31, 2000, worker's compensation, general liability, and environmental amounts for the Brown operation were determined to be $1.0 million short of previously anticipated expenditures, resulting in a restructuring, impairment and abandonment charge.

In June 1999, notices were given as required under the WARN Act indicating that 100% of the workforce would be terminated and the Company announced that it would also pursue potential opportunities to sell the San Luis municipal water services. In January 2000, the Company sold at fair market value resulting in no gain or loss the assets of the coating operation, an affiliated company of San Luis, to existing management for $0.3 million. In April 2000, the remaining open contracts were completed and all operations were shutdown. This shutdown resulted in actual termination benefits paid approximating termination benefits accrued. Based upon amounts paid and charged against the reserves for the year ended May 31, 2000, the exit plan amounts were re-evaluated and reduced by $0.8 million. This reduction was a result of a favorable ruling in existing litigation, better than anticipated environmental findings, and reductions in worker's compensation and general liability reserves.

                            Matrix Service Company

                  Notes to Consolidated Financial Statements


3. Restructuring, Impairment and Abandonment Costs (continued)

Fiscal Year 2001
----------------

Matrix had no operating activities in Brown or San Luis for the year ended May 31, 2001. Based on amounts paid and charged against the reserves for the year ended May 31, 2001, worker's compensation, general liability and environmental amounts for the Brown operation were determined to be $0.6 million short of previously anticipated expenditures, resulting in a restructuring, impairment and abandonment charge.

In February of 2001, one of the two pieces of property that Caldwell was obligated to acquire was sold for $0.5 million, the carrying value of the real estate and building. All environmental remediation has been completed on the remaining piece of property and management believes that Caldwell's option to acquire will be exercised on the remaining property for $1.7 million.

During the years ended 2000 and 1999, Brown had operating losses of $0.9 million and $4.0 million, respectively. During the year ended 2000, San Luis had operating income of $0.6 million. During the year ended 1999, San Luis had operating losses of $1.8 million.

As a result of these restructuring and closing operations, the Company recorded the following charges:

                                                                                    May 31
                                                                  2001                2000           1999
                                                          -----------------------------------------------------
                                                                               (In Thousands)
              Impairment:
                  Brown Goodwill                             $       -          $        -        $  2,333
                  Asset Impairment                                   -                   -           4,011
              Employee Termination                                   -                   -             205
              Environmental Reserves                               216                 (32)          1,778
              Other Reorganization Costs                           392                 212           1,445
                                                          -----------------------------------------------------
              Restructuring, impairment and
                  abandonment costs                          $     608          $      180        $  9,772
                                                          =====================================================

In addition, the Company wrote down inventory held by Brown and San Luis by $1.0 million in fiscal 1999, which is included in cost of revenues.

                            Matrix Service Company

                  Notes to Consolidated Financial Statements


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

                                                                                         May 31
                                                                                  2001             2000
                                                                           ------------------------------------
                                                                                     (In Thousands)
         Costs incurred and estimated earnings
             Recognized on uncompleted contracts                                 $  149,844        $  150,676
         Billings on uncompleted contracts                                          144,041           144,785
                                                                           ------------------------------------
                                                                                 $    5,803        $    5,891
                                                                           ====================================
         Shown on balance sheet as:
             Costs and estimated earnings in excess
                of billings on uncompleted contracts                             $   12,951        $   11,029
             Billings on uncompleted contracts in
                excess of costs and estimated earnings                                7,148             5,138
                                                                           ------------------------------------
                                                                                 $    5,803        $    5,891
                                                                           ====================================

Approximately $2.4 million and $0.8 million of accounts receivable at May 31, 2001 and 2000, respectively, relate to billed retainages under contracts.

5. Long-Term Debt

Long-term debt consists of the following:

                                                                              May 31
                                                                        2001           2000
                                                                  --------------------------------
                                                                          (In Thousands)
         Borrowings under bank credit facility:
             Revolving credit facility                               $    3,515      $        -

         Other                                                                -              22
                                                                  --------------------------------
                                                                                             22
         Less current portion                                                 -              22
                                                                  --------------------------------
                                                                     $    3,515      $        -
                                                                  ================================

On October 31, 2000, the Company amended its credit agreement with a commercial bank under which a total of $20.0 million may be borrowed on a revolving basis based on the level of the Company's eligible receivables. Matrix can elect revolving loans which bear interest on a prime or LIBOR-based option and mature on October 31, 2003. At May 31, 2001, $3.5 million was outstanding under the revolver with $2.0 million at a LIBOR interest rate of 5.22% and $1.5 million at a prime interest rate of 5.875%. The agreement requires maintenance of certain financial ratios, limits the amount of additional borrowings and prohibits the payment of dividends. The credit facility is secured by all accounts receivable, inventory, intangibles, and proceeds related thereto.

                            Matrix Service Company

                  Notes to Consolidated Financial Statements


5. Long-Term Debt (continued)


Effective June 1, 2001, the Company entered into an interest rate swap agreement for $6 million with a commercial bank, effectively providing a fixed interest rate of 7.23% for five years. The company will pay 7.23% and receive LIBOR +1.5%. Net receipt or payments under the agreement will be recognized as an adjustment to interest expense. This debt was initially drawn under the credit agreement revolving loan, but will eventually be rolled into a term loan, subject to certain mortgage restrictions on the Port of Catoosa facility currently under construction.

The Company has outstanding letters of credit and letters of guarantee totaling $3.4 million which mature from 2001 to 2003.

The carrying value of debt approximates fair value.

6. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

                                                       2001           2000            1999
                                                 -----------------------------------------------
                                                                 (In Thousands)
                      Current:
                          Federal                 $     442       $     50       $   1,003
                          State                         409            360             387
                          Foreign                        88            170             307
                                                 -----------------------------------------------
                                                        939            580           1,697

                      Deferred:
                          Federal                     1,298              -          (1,516)
                          State                         234              -               -
                          Foreign                         9              -            (181)
                                                 -----------------------------------------------
                                                      1,541              -          (1,697)
                                                 -----------------------------------------------
                                                  $   2,480       $    580       $       -
                                                 ===============================================

The difference between the expected tax rate and the effective tax rate is indicated below:

                                                          2001            2000           1999
                                                   -----------------------------------------------
                                                                   (In Thousands)
         Expected provision (benefit) for
             Federal income taxes
             at the statutory rate                       $  2,400       $  2,446       $ (4,288)
         State income taxes, net of
             Federal benefit                                  282            305           (255)
         Charges without tax benefit,
             primarily goodwill amortization                   96            118            836
         Valuation allowance                                 (332)        (3,041)         3,373
         Other                                                 34            752            334
                                                   -----------------------------------------------
         Provision for income taxes                      $  2,480       $    580       $      -
                                                   ===============================================

                            Matrix Service Company

                  Notes to Consolidated Financial Statements


6. Income Taxes (continued)

Significant components of the Company's deferred tax liabilities and assets as of May 31, 2001 and 2000 are as follows:

                                                                     2001             2000
                                                              ------------------------------------
                                                                        (In Thousands)
         Deferred tax liabilities:
             Tax over book depreciation                             $  2,326          $  1,950
             Other - net                                                 189               141
                                                              ------------------------------------
         Total deferred tax liabilities                                2,515             2,091
         Deferred tax assets:
             Bad debt reserve                                            142                51
             Foreign insurance dividend                                  124               111
             Vacation accrual                                            113               267
             Restructuring reserves                                      153               281
             Noncompete amortization                                     408               412
             Loss carryforward                                             -             1,277
             Other - net                                                  34                24
             Valuation allowance                                           -              (332)
                                                              ------------------------------------
         Total deferred tax assets                                  $    974          $  2,091
                                                              ------------------------------------
                                                                    $  1,541          $     -
                                                              ====================================

7. Stockholders' Equity

Preferred Stock
---------------

The Company has 5.0 million shares of preferred stock authorized, none of which was issued or outstanding at May 31, 2001, or 2000.

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

Incentive Stock Options
-----------------------

The Company has a 1990 Incentive Stock Option Plan (the "1990 Plan") and a 1991 Incentive Stock Option Plan (the "1991 Plan") to provide additional incentives for officers and other key employees of the Company. The Company also has a 1995 Nonemployee Directors' Stock Option Plan (the "1995 Plan"). Under the 1990 and 1991 Plans, incentive and nonqualified stock options may be granted to the Company's key employees and nonqualified stock options may be granted to nonemployees who are elected for the first time as directors of the Company after January 1, 1991. Employee options generally

                            Matrix Service Company

                  Notes to Consolidated Financial Statements


7. Stockholders' Equity (continued)

become exercisable over a five-year period from the date of the grant. Under the 1995 Plan, qualified stock options are granted annually to nonemployee directors and generally become exercisable over a two-year period from the date of the grant. Under each plan, options may be granted with durations of no more than ten years. The option price per share may not be less than the fair market value of the common stock at the time the option is granted. Shareholders have authorized an aggregate of 900,000, 1,320,000 and 250,000 options to be granted under the 1990, 1991, and 1995 Plans, respectively. Options exercisable total 570,426, 540,069, and 679,267 at May 31, 2001, 2000, and 1999, respectively.

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

The Statement's pro forma information from the options is as follows:

                                                                   2001            2000            1999
                                                           ------------------------------------------------
                                                                           (In Thousands)
      Net income (loss) as reported                              $  4,580       $  6,616      $  (12,612)

      Compensation expense from stock options                         477            495             812
                                                           ------------------------------------------------
      Pro forma net income (loss)                                $  4,103       $  6,121      $  (13,424)
                                                           ================================================

      Pro forma earnings (loss) per common share:
             Basic                                               $   .49        $   .69       $   (1.42)
             Diluted                                             $   .48        $   .68       $   (1.42)

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

                            Matrix Service Company

                  Notes to Consolidated Financial Statements


7. Stockholders' Equity (continued)

The following summary reflects option transactions for the past three years:

                                                            Shares        Option Price Per Share
                                                    ---------------------------------------------------
         Shares under option:
             Balance at May 31, 1998                      1,660,657       $   .67    -    $  8.00
               Granted                                      883,000          3.75    -      4.375
               Exercised                                    (49,156)          .67    -       6.25
               Canceled                                    (869,201)        3.625    -       8.00
                                                    ---------------------------------------------------
             Balance at May 31, 1999                      1,625,300       $   .67    -    $  7.75
               Granted                                       40,000         4.125    -      5.188
               Exercised                                    (67,078)         0.67    -       5.75
               Canceled                                    (522,128)         3.88    -       7.75
                                                    ---------------------------------------------------
             Balance at May 31, 2000                      1,076,094       $ 3.625    -       7.75
               Granted                                      215,000          4.25    -       5.00
               Exercised                                    (62,800)        3.625    -       6.25
               Canceled                                    (107,315)        3.625    -       6.25
                                                    ---------------------------------------------------
               Balance at May 31 ,2001                    1,120,979       $ 3.625    -       7.75
                                                    ===================================================

At May 31, 2001 the weighted average exercise price is $4.463 and the weighted average remaining contractual life is 6.92 years.

8. Commitments

The Company is the lessee under operating leases covering real estate in Tulsa and Catoosa, Oklahoma; Bristol and Bethlehem, Pennsylvania; Anaheim and Bay Point, California; and Newark, Delaware. The Company is also the lessee under operating leases covering office equipment. Future minimum lease payments are as follows (in thousands): 2002 - $925; 2003 - $312; 2004 - $241; 2005 - $214; 2006
- $165; and thereafter - $1,215. Rental expense was $1.0 million, $1.0 million and $1.3 million for the years ended May 31, 2001, 2000 and 1999, respectively.

9. Other Financial Information

The Company provides specialized on-site maintenance and construction services for petrochemical processing and petroleum refining and storage facilities. The Company grants credit without requiring collateral to customers consisting of the major integrated oil companies, independent refiners and marketers, and petrochemical companies. Although this potentially exposes the Company to the risks of depressed cycles in oil and petrochemical industries, the Company's receivables at May 31, 2001 have not been adversely affected by such conditions.

Sales to two customers accounted for approximately 17% and 15%, respectively of the Company's revenues for the year ended May 31, 2001. The customer that represented 17% of consolidated revenues, represented 57% of Plant Services revenues, 7% of AST Services and 21% of Construction Services revenues. The customer that represented 15% of consolidated revenues represented 16% of AST Services revenues, 14% of Plant Services revenues and 9% of Construction Services revenues. Sales to two customers accounted for approximately 17% and 12%, respectively of the Company's revenues for the year ended May 31, 2000. The customer that represented 17% of consolidated revenues, represented 57% of Plant Services revenues and 7% of AST Services revenues. The customer that represented 12% of consolidated revenues represented 14% of AST Services revenues and 6% of Plant Services revenues. Sales to one customer accounted for approximately 11% of the Company's revenues for the year ended May 31, 1999.

                            Matrix Service Company

                  Notes to Consolidated Financial Statements


10. Employee Benefit Plan

The Company sponsors a defined contribution 401(k) savings plan (the "Plan") for all employees meeting length of service requirements. Participants may contribute an amount up to 15% of pretax annual compensation as defined in the Plan, subject to certain limitations in accordance with Section 401(k) of the Internal Revenue Code. The Company matches employee contributions according to the following table:

                      1 - 7 years service      25% of the first 6%
                  8 - 15 years of service      50% of the first 6%
              16 or more years of service      75% of the first 6%

The Company recognized cost relating to the plan of $0.4 million, $0.3 million and $0.3 million for the years ended May 31, 2001, 2000 and 1999, respectively.

11. Contingencies

The Company is insured for worker's compensation, auto, general liability, pollution and property claims with deductibles for self-insured retention of $250,000, $500, $50,000, $25,000 and $10,000 per incident, respectively.
Management estimates the reserve for such claims based on knowledge of the circumstances surrounding the claims, the nature of any injuries involved, historical experience, and estimates of future costs provided by certain third parties. Accrued insurance at May 31, 2001 represents management's estimate of the Company's liability at that date. Changes in the assumptions underlying the accrual could cause actual results to differ from the amounts reported in the financial statements.

The Company has been in litigation over a contested contract. In January 2000, the Company won its case and was awarded $1.1 million. In July 2001, the appellate court upheld the original verdict plus accrued interest and attorney's fees. This case is currently under appeal to the Oklahoma Supreme Court, however, the defendant was required to post a bond for the judgment amount.

The Company is a defendant in various other legal actions and is vigorously defending against each of them. It is the opinion of management that none of such legal actions will have a material effect on the Company's financial position.

On June 8, 2001, the Houston regional office sustained significant damage as a result of a flood. It is the opinion of management that none of the damage repair will have a material impact on the financial statements of the Company, as most items are fully insured.

As of May 31, 2001, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of approximately $1.0 million and claims of approximately $1.5 million. Generally, amounts related to unapproved change orders and claims will not be paid by the customer to Matrix until final resolution of related claims and accordingly, collection of these amounts may extend beyond one year.

12. Segment Information

The Company has three reportable segments from operations which are continuing - Aboveground Storage Tank (AST) Services, Construction Services, and Plant Maintenance Services - as well as one discontinued segment from exited operations. The AST Services Division consists of five operating units that perform specialized on-site maintenance and construction services with related products for large petroleum storage facilities. The Construction Services Division provides services to industrial process plants. The Plant Maintenance Services Division specializes in performing "turnarounds," which involve complex, time-sensitive maintenance of the critical operating units of a refinery. The discontinued segment, included as Other Services, consists of three operating units ("Brown," "Midwest" and "San Luis") which have all been exited (see footnote 3).

                            Matrix Service Company

                  Notes to Consolidated Financial Statements


12.  Segment Information (continued)

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

--------------------------------------------------------------------------------
                            Matrix Service Company
                         Annual Results of Operations
                            ($ Amounts in millions)
--------------------------------------------------------------------------------

                                                           AST         Construction         Plant         Other        Combined
                                                        Services         Services         Services       Services       Total
----------------------------------------------------------------------------------------------------------------------------------
Year ended May 31, 2001
Gross revenues                                          $ 140.7        $    18.4          $  33.2             --       $   192.3
Less: inter-segment revenues                               (1.2)            (0.2)              --             --            (1.4)
                                                        ------------------------------------------------------------------------
Consolidated revenues                                     139.5             18.2             33.2             --           190.9

Gross profit (loss)                                        18.9              0.2              3.4             --            22.5
Operating income (loss)                                     7.9             (1.0)             1.2           (0.6)            7.5
Income (loss) before income tax expense                     8.1             (1.6)             1.2           (0.6)            7.1
Net income (loss)                                           5.2             (1.0)             0.8           (0.4)            4.6

Identifiable assets                                        63.9              6.0             11.1            2.7            83.7
Capital expenditures                                        4.8              0.1              0.4             --             5.3
Depreciation expense                                        3.7              0.1              0.4             --             4.2

Year ended May 31, 2000
Gross revenues                                          $ 131.9        $     9.3          $  34.3        $  19.1       $   194.6
Less: inter-segment revenues                               (0.1)             0.0              0.0           (0.7)           (0.8)
                                                        ------------------------------------------------------------------------
Consolidated revenues                                     131.8              9.3             34.3           18.4           193.8

Gross profit (loss)                                        17.4             (0.5)             3.2            0.4            20.5
Operating income (loss)                                     8.0             (1.8)             1.3           (0.7)            6.8
Income (loss) before income tax expense                     8.0             (1.5)             1.3           (0.6)            7.2
Net income (loss)                                           7.4             (1.5)             1.3           (0.6)            6.6

Identifiable assets                                        62.6              3.1              8.3            4.3            78.3
Capital expenditures                                        5.4              0.1              0.8            0.0             6.3
Depreciation expense                                        2.7              0.1              0.4            0.2             3.4

Year ended May 31, 1999
Gross revenues                                          $ 117.6        $    23.3          $  29.9        $  46.5       $   217.3
Less: inter-segment revenues                               (5.0)            (0.4)             0.0           (0.9)           (6.3)
                                                        ------------------------------------------------------------------------
Consolidated revenues                                     112.6             22.9             29.9           45.6           211.0

Gross profit (loss)                                        12.9             (0.2)             3.8           (2.5)           14.0
Operating income (loss)                                     3.9             (1.5)             1.8          (15.7)          (11.5)
Income (loss) before income tax expense                     3.4             (1.6)             1.7          (16.1)          (12.6)
Net income (loss)                                           3.4             (1.6)             1.7          (16.1)          (12.6)

Identifiable assets                                        52.9              8.1              6.7           20.5            88.2
Capital expenditures                                        4.2              0.2              0.2            0.8             5.4
Depreciation expense                                        2.5              0.2              0.3            1.0             4.0

                            Matrix Service Company

                  Notes to Consolidated Financial Statements


12.  Segment Information (continued)

Geographical information is as follows:

                                                   Revenues                 Long Lived Assets
                                            ------------------------     -------------------------
                                              2001          2000            2001          2000
                                            ------------------------     -------------------------
                Domestic                    $ 188.0         $189.4       $   32.6        $ 32.8
                International                   2.9            4.4            2.4           2.5
                                            ------------------------     -------------------------

                                            $ 190.9         $193.8       $   35.0        $ 35.3
                                            ========================     =========================

                            Matrix Service Company

                     Quarterly Financial Data (Unaudited)


Summarized quarterly financial data are as follows:

                                                             First         Second         Third         Fourth
                              2001                          Quarter        Quarter       Quarter       Quarter
        -----------------------------------------------------------------------------------------------------------
                                                                  (In Thousands except per share amounts)
        Revenues                                            $37,862       $45,052       $49,135       $ 58,852
        Gross profit                                          3,820         4,768         5,762          8,161
        Net income                                                8           989         1,450          2,133

        Net income per common share:
               Basic                                            .00           .12           .17            .27
               Diluted                                          .00           .11           .17            .27

                              2000
        --------------------------------------------------

        Revenues                                            $47,507       $50,737       $48,033       $ 47,476
        Gross profit                                          5,766         5,232         4,481          5,005
        Net income (loss)                                     2,005         2,477         1,184            950

        Net income (loss) per common share:
               Basic                                            .22           .28           .13            .11
               Diluted                                          .22           .28           .13            .11

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                            Matrix Service Company

                             May 31, 2001 and 2000

-------------------------------------------------------------------------------------------------------------------------
                      COL. A                          COL. B               COL. C               COL. D        COL. E
-------------------------------------------------------------------------------------------------------------------------
                                                                         Additions
                                                                -----------------------------
                                                                                Charged to
                                                    Balance at    Charged to      Other                      Balance
                                                    Beginning     Costs and     Accounts-    Deductions-      At End
                   Description                      of Period      Expenses      Describe      Describe     Of Period
-------------------------------------------------------------------------------------------------------------------------
                                                                          (Amounts in Thousands)
Year ended May 31, 2001:
    Deducted from assets accounts:
     Allowance for doubtful accounts                 $   150    $     345       $     -      $     (120)    $      375
     Reserve for deferred tax assets                     332            -             -            (332)             -
                                                  -----------------------------------------------------------------------
Total                                                $   482    $     345       $     -      $     (452)    $      375
                                                  =======================================================================


Year ended May 31, 2000:
    Deducted from assets accounts:
     Allowance for doubtful accounts                 $ 2,464    $       -       $     -      $   (2,314)    $      150
     Reserve for deferred tax assets                   3,373            -             -          (3,041)           332
                                                  -----------------------------------------------------------------------
Total                                                $ 5,837    $       -       $     -      $   (5,355)    $      482
                                                  =======================================================================


Year ended May 31, 1999:
    Deducted from assets accounts:
     Allowance for doubtful accounts                 $     -    $   2,464       $     -      $        -     $    2,464
     Reserve for deferred tax assets                       -        3,373             -               -          3,373
                                                  -----------------------------------------------------------------------
Total                                                $     -    $   5,837       $     -      $        -     $    5,837
                                                  =======================================================================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

                                   PART III

The information called for by Part III of Form 10-K (consisting of Item 10 -- Directors and Executive Officers of the Registrant. Item 11 -- Executive Compensation, Item 12 -- Security Ownership of Certain Beneficial Owners and Management and Item 13 -- Certain Relationships and Transactions), is incorporated by reference from the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements of the Company

The following financial statements are filed as a part of this report under "Item 8 - Financial Statements and Supplementary Data":

        Report of Independent Auditors                                23

        Consolidated Balance Sheets as of May 31, 2001 and 2000.      24

        Consolidated Statements of Operations for the years ended
          May 31,  2001, 2000, and 1999.                              26

        Consolidated Statements of Changes in Stockholders' Equity
          for the years ended May 31, 2001, 2000, and 1999.           27

        Consolidated Statements of Cash Flows for the years ended
          May 31, 2001, 2000, and 1999.                               28

        Notes to Consolidated Financial Statements                    30

        Quarterly Financial Data (Unaudited)                          42

        Schedule II - Valuation and Qualifying Accounts               43

Financial Statement Schedules

The following financial statement schedule is filed as a part of this report under "Schedule II" immediately preceding the signature page: Schedule II - Valuation and Qualifying Accounts for the three fiscal years ended May 31, 2001. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

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

         10.15 Amended and Restated Stock Purchase Agreement and Conversion to Asset Purchase Agreement, dated August 31, 1999, by and among Matrix Service Company and Caldwell Tanks, Inc. (Exhibit 99.1 to the Company's current report on Form 8-K (File No. 0-18716) filed September 13, 1999, is hereby incorporated by reference).

         10.16 Matrix Service Company 1990 Incentive Stock Option Plan, as Amended (Exhibit A to the Company's Annual Report on Schedule 14A filed September 17, 1999, is hereby incorporated by reference).

         10.17 Matrix Service Company 1991 Incentive Stock Option Plan, as Amended (Exhibit B to the Company's Annual Report on Schedule 14A filed September 17, 1999, is hereby incorporated by reference).

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

    *    10.20  Lease Agreement Between The City of Tulsa-Rogers County Port
                Authority and Matrix Service Company dated March 1, 2001.

    *    10.21  International SWAP Dealers Association, Inc. Master Agreement
                dated February 1, 1998

    *    21.1   Subsidiaries of Matrix Service Company.

    *    23.1   Consent of Ernst & Young LLP.


*  Filed herewith.

+  Management Contract or Compensatory Plan.

Reports on Form 8-K

        October 15, 2000 - Form of Presentation to Security Analysts and Institutional Investors

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Matrix Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     Matrix Service Company

Date:  August 15, 2001

                                                        /s/ Bradley S. Vetal
                                                     ---------------------------
                                                     Bradley S. Vetal, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     Signatures                         Title                       Date
     ----------                         -----                       ----
                                   Bradley S. Vetal             August 15, 2001
                                President and Director
     /s/ Bradley S. Vetal   (Principal Executive Officer)
     ---------------------
     Bradley S. Vetal

                                   Michael J. Hall              August 15, 2001
                              Chief Financial Officer
                                  and Director
                             (Principal Financial and
     /s/ Michael J. Hall        Accounting Officer)
     ---------------------
     Michael J. Hall

                                      Director                  August 15, 2001
     /s/ Hugh E. Bradley
     _____________________
     Hugh E. Bradley

                                      Director                  August 15, 2001

     /s/ I. Edgar Hendrix
     _____________________
     I. Edgar Hendrix

                                      Director                  August 15, 2001
     /s/ Paul K. Lackey
     _____________________
     Paul K. Lackey

                                      Director                  August 15, 2001

     /s/ John S. Zink
     _____________________
     John S. Zink