Form 10-Q
period 2001-08-31
MATRIX SERVICE CO
filed 2001-10-09
CIK 866273

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

                    For the quarterly period ended August 31, 2001
                                                   ---------------
                                      or

     ( )            Transition Report Pursuant to Section 13 or 15 (d) of the
                                 Securities Exchange Act of 1934

          For the transition period from ____________ to ___________


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

     As of October 9, 2001, there were 9,642,638 shares of the Company's common stock, $.0l par value per share, issued and 7,665,586 shares outstanding.

--------------------------------------------------------------------------------

                                     INDEX

PART I    FINANCIAL INFORMATION                                                PAGE
          ---------------------                                                ----
                                                                                NO.
                                                                                ---
ITEM 1.   Financial Statements (Unaudited)

          Consolidated Statements of Income for the Three
            Months Ended August 31, 2001 and 2000............................    1

          Consolidated Balance Sheets August 31, 2001 and May 31, 2001.......    2

          Consolidated Statements of Cash Flow for the
            Three Months Ended August 31, 2001 and 2000......................    4

          Notes to Consolidated Financial Statements.........................    6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................    9

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk.........   N/A


PART II   OTHER INFORMATION
          -----------------

ITEM 1.   Legal Proceedings..................................................   N/A
ITEM 2.   Changes in Securities..............................................   N/A
ITEM 3.   Defaults Upon Senior Securities....................................   N/A
ITEM 4.   Submission of Matters to a Vote of Security Holders................   N/A
ITEM 5.   Other Information..................................................   N/A
ITEM 6.   Exhibits and Reports on Form 8-K...................................    14

Signature....................................................................    14

                                    PART I

                             FINANCIAL INFORMATION

                        ITEM 1.   Financial Statements

                            Matrix Service Company
                       Consolidated Statements of Income
                (in thousands, except share and per share data)

                                                                             Three Months Ended
                                                                                 August 31,
                                                                                 (unaudited)
                                                                     ----------------------------------
                                                                         2001                 2000
                                                                     ------------         -------------
Revenues                                                               $   47,739            $   37,862
Cost of revenues                                                           41,860                34,042
                                                                     ------------         -------------
Gross profit                                                                5,879                 3,820
Selling, general and administrative expenses                                3,681                 3,656
Goodwill and non-compete amortization                                          82                    90
Restructuring, impairment and
  abandonment cost                                                             49                     -
                                                                     ------------         -------------
Operating income                                                            2,067                    74

Other income (expense):
  Interest expense                                                           (328)                  (64)
  Interest income                                                             235                    54
  Other                                                                       (26)                  (52)
                                                                     ------------         -------------
Income before income tax expense                                            1,948                    12
Provision for federal, state and
  foreign income tax expense                                                  755                     4
                                                                     ------------         -------------

Net income                                                             $    1,193            $        8
                                                                     ============         =============

Earnings per share of common stock:
  Basic                                                                $     0.16            $     0.00
  Diluted                                                              $     0.15            $     0.00

Weighted average number of common shares:
  Basic                                                                 7,643,025             8,668,941
  Diluted                                                               8,003,463             8,776,433

                See Notes to Consolidated Financial Statements

                            Matrix Service Company
                          Consolidated Balance Sheets
                                (in thousands)

                                                                        August 31,               May 31,
                                                                     ----------------------------------------
                                                                           2001                    2001
                                                                     ---------------        -----------------
ASSETS:                                                                (unaudited)
Current assets:
  Cash and cash equivalents                                               $      719               $      835
  Accounts receivable, less allowances
   (August 31 -  $153, May 31 - $375)                                         25,320                   29,184
  Costs and estimated earnings in excess
   of billings on uncompleted contracts                                       14,664                   12,951
  Inventories                                                                  2,540                    2,772
  Deferred income taxes                                                          245                      442
  Prepaid expenses                                                             2,436                    2,573
                                                                     ---------------        -----------------

Total current assets                                                          45,924                   48,757

Property, plant and equipment at cost:
  Land and buildings                                                          10,205                   10,108
  Construction equipment                                                      19,923                   19,550
  Transportation equipment                                                     8,061                    7,560
  Furniture and fixtures                                                       4,870                    4,841
  Construction in progress                                                     6,677                    2,306
                                                                     ---------------        -----------------

                                                                              49,736                   44,365

   Less accumulated depreciation                                              23,422                   22,507
                                                                     ---------------        -----------------

  Net property, plant and equipment                                           26,314                   21,858

Goodwill, net of accumulated amortization
  (August 31 - $2,511,  May 31 - $2,427)                                      11,163                   11,258
                                                                     ---------------        -----------------

Other assets                                                                   1,824                    1,848

Total assets                                                              $   85,225               $   83,721
                                                                     ===============        =================

                            Matrix Service Company
                          Consolidated Balance Sheets
                                (in thousands)

                                                                       August 31,                 May 31,
                                                                     -----------------------------------------
                                                                          2001                      2001
                                                                     ---------------         -----------------
                                                                       (unaudited)
LIABILITIES AND STOCKHOLDERS' EDUITY:

Current liabilities:
  Accounts payable                                                        $    6,186                $   10,229
  Billings on uncompleted contracts in
   excess of costs and estimated earnings                                      6,336                     7,148
  Accrued insurance                                                            2,145                     2,362
  Accrued environmental reserves                                                  42                       471
  Income tax payable                                                             686                       400
  Other accrued expenses                                                       2,096                     4,307
                                                                     ---------------         -----------------

Total current liabilities                                                     17,491                    24,917

  Long-term debt                                                              11,344                     3,515

  Deferred income taxes                                                        1,929                     1,983

Stockholders' equity:
  Common stock                                                                    96                        96
  Additional paid-in capital                                                  51,596                    51,596
  Retained earnings                                                           13,459                    12,245
  Accumulated other comprehensive income                                        (976)                     (813)
                                                                     ---------------         -----------------

                                                                              64,175                    63,124

  Less:  Treasury stock, at cost -
   1,995,922 and 2,021,972 at August 31
   and May 31, respectively                                                   (9,714)                   (9,818)
                                                                     ---------------         -----------------

Total stockholders' equity                                                    54,461                    53,306
                                                                     ---------------         -----------------

Total liabilities and stockholders' equity                                $   85,225                $   83,721
                                                                     ===============         =================

                See Notes to Consolidated Financial Statements

                            Matrix Service Company
                     Consolidated Statements of Cash Flow
                                (in thousands)

                                                                         Three Months Ended
                                                                             August 31,
                                                                             (unaudited)
                                                                     -------------------------------

                                                                         2001                2000
                                                                     -----------         -----------
Cash flow from operating activities:
  Net income                                                          $    1,193          $        8
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization                                            1,205               1,125
  Deferred income tax                                                        143                   -
  (Gain) loss on sale of equipment                                           (27)                (28)
  Changes in current assets and liabilities increasing
   (decreasing) cash:
  Accounts receivable                                                      3,864               1,812
  Costs and estimated earnings in excess
   of billings on uncompleted contracts                                   (1,713)             (2,458)
  Inventories                                                                232                 140
  Prepaid expenses                                                           137                  65
  Accounts payable                                                        (4,043)             (4,448)
  Billings on uncompleted contracts in
   excess of costs and estimated earnings                                   (812)              5,440
  Accrued expenses                                                        (2,857)             (2,571)
  Income taxes receivable/payable                                            286                (178)
  Other                                                                       24                   8
                                                                     -----------         -----------

  Net cash used by operating activities                                   (2,368)             (1,085)

Cash flow from investing activities:
  Capital expenditures                                                    (5,603)               (802)
  Investment in Joint Venture                                                  -                 (87)
  Proceeds from other investing activities                                    48                  34
                                                                     -----------         -----------

   Net cash used in investing activities                              $   (5,555)         $     (855)

                See Notes to Consolidated Financial Statements

                            Matrix Service Company
                       Consolidated Cash Flow Statements
                                (in thousands)

                                                                           Three Months Ended
                                                                               August 31,
                                                                              (unaudited)
                                                                     ----------------------------------
                                                                          2001                 2000
                                                                     -------------         ------------
Cash flows from financing activities:
  Repayment of acquisition payables                                     $        -           $      (16)
  Repayment of equipment notes                                                   -                   (5)
  Issuance of long-term debt                                                26,150                7,400
  Repayments of long-term debt                                             (18,525)              (6,565)
  Purchase of treasury stock                                                     -                 (522)
  Issuance of stock                                                            125                   10
                                                                     -------------         ------------

  Net cash provided in financing activities                                  7,750                  302
  Effect of exchange rate changes on cash                                       57                   16
                                                                     -------------         ------------

Decrease in cash and cash equivalents                                         (116)              (1,622)

Cash and cash equivalents at beginning of period                               835                1,806
                                                                     -------------         ------------

Cash and cash equivalents at end of period                              $      719           $      184
                                                                     =============         ============

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

The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended May 3l, 2001, included in Matrix's Annual Report on Form 10-K for the year then ended. Matrix's business is seasonal; therefore, results for any interim period may not necessarily be indicative of future operating results.

NOTE B - SEGMENT INFORMATION

Matrix operates primarily in the United States and has operations in Canada. Matrix's industry segments are Aboveground Storage Tank (AST) Services, Construction Services, Plant Services, and Other Services.

                            Matrix Service Company
                      1/st/ Quarter Results of Operations
                            ($ Amounts in millions)

----------------------------------------------------------------------------------------------------------------
                                                       AST       Construction       Plant      Other    Combined
                                                    Services       Services       Services   Services     Total
----------------------------------------------------------------------------------------------------------------
Three Months ended August 31, 2001
Gross revenues                                          38.5         3.9               5.4        0.0       47.8
Less: Inter-segment revenues                            (0.1)        0.0               0.0        0.0       (0.1)
Consolidated revenues                                   38.4         3.9               5.4        0.0       47.7
Gross profit                                             5.2         0.3               0.4        0.0        5.9
Operating income (loss)                                  2.4         0.0              (0.3)       0.0        2.1
Income (loss) before income tax expense                  2.3         0.0              (0.4)       0.0        1.9
Net income (loss)                                        1.4         0.0              (0.2)       0.0        1.2

Identifiable assets                                     68.6         5.7               9.3        1.8       85.4
Capital expenditures                                     5.3         0.1               0.2        0.0        5.6
Depreciation expense                                     1.0         0.0               0.1        0.0        1.1

Three Months ended August 31, 2000
Gross revenues                                          31.4         3.7               3.5        0.0       38.6
Less: Inter-segment revenues                            (0.7)        0.0               0.0        0.0       (0.7)
Consolidated revenues                                   30.7         3.7               3.5        0.0       37.9
Gross profit                                             3.9         0.1               0.0       (0.2)       3.8
Operating income (loss)                                  1.0        (0.3)             (0.5)      (0.1)       0.1
Income (loss) before income tax expense                  1.0        (0.4)             (0.5)      (0.1)       0.0
Net income (loss)                                        0.7        (0.3)             (0.3)      (0.1)       0.0

Identifiable assets                                     61.0         3.1               8.9        4.0       77.0
Capital expenditures                                     0.7         0.0               0.1        0.0        0.8
Depreciation expense                                     0.9         0.0               0.1        0.0        1.0

NOTE C - REPORTING ACCUMULATED OTHER COMPREHENSIVE INCOME/LOSS

For the quarter ended August 31, 2001, total comprehensive loss was $245 thousand as compared to $58 thousand for the same three month period ended August 31, 2000. Other comprehensive income or loss and accumulated other comprehensive loss consisted of foreign currency translation adjustments and fair value adjustments of derivative instruments. There was no accumulated gain or loss on derivative instruments at May 31, 2001.

NOTE D - INCOME TAXES

Deferred income taxes are computed using the liability method whereby deferred tax assets and liabilities are recognized based on temporary differences between financial statement and tax basis of assets and liabilities using presently enacted tax rates.

NOTE E - NEW ACCOUNTING STANDARDS

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which was subsequently amended in June of 2000 by Financial Accounting Standards No. 138. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedged must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. On June 1, 2001, the Company entered into an interest rate swap agreement to manage interest rate exposure and modify interest characteristics of its long-term debt. The agreement is designated with specific debt obligations, and involves the exchange of amounts based on the difference between variable and fixed interest rates calculated by reference to an agreed-upon notional amount. The interest rate swap currently in place effectively modifies the Company's exposure to interest rates by converting a portion of the Company's variable rate debt to a fixed rate. The derivative has been designated as a cash flow hedge and is effective. As a result, there is no current impact to earnings due to hedge ineffectiveness or due to the exclusion of a component of the derivative from the assessment of effectiveness. The fair value of the cash flow hedge at August 31, 2001 is a liability of $204 thousand.

NOTE F - SUBSEQUENT EVENTS

On September 26, 2001, Matrix amended its credit agreement with a commercial bank under which a total of $20.0 million may be borrowed on a revolving basis based on the level of Matrix's eligible receivables and $5.9 million was borrowed as a term loan.

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

 .  Fluctuations in quarterly results.

Results of Operations

AST Services Fiscal Year 2002 vs. 2001

Gross revenues for AST Services in the quarter ended August 31, 2001 were $38.5 million, compared to $31.4 million in the comparable quarter of the prior year, an increase of $7.1 million or 22.6% due to a strong business environment in all tank repair and maintenance regions and in the new tank construction group. Gross margins for the quarter ended August 31, 2001 of 13.5% was better than the 12.4% for the quarter ended August 31, 2000 as a direct result of the good business environment, the effective utilization of fixed cost and a shift in business to more lump-sum work. These margin improvements along with the increased sales volumes resulted in gross profit for the quarter ended August 31, 2001 of $5.2 million exceeding the $3.9 million for the quarter ended August 31, 2000 by $1.3 million or 33.3%.

Selling, general and administrative expense as a percent of revenues decreased to 7.1% in the quarter ended August 31, 2001 vs. 9.2% in the quarter ended August 31, 2000 primarily due to fixed salary costs being spread over a larger revenue base.

Operating income and income before income tax expense for the quarter ended August 31, 2001 of $2.4 million and $2.3 million respectively, were significantly better than the $1.0 million and $1.0 million respectively produced for the quarter ended August 31, 2000 primarily as a result of higher gross profits and the slight decrease in selling, general and administrative expenses discussed above.

Construction Services Fiscal Year 2002 vs. 2001

Gross revenues for Construction Services in the quarter ended August 31, 2001 were $3.9 million, compared to $3.7 million in the comparable quarter of the prior year, an increase of $0.2 million or 5.4% due to continued business development efforts. Gross margins for the quarter ended August 31, 2001 of 7.7% was significantly better than the 2.7% produced for the quarter ended August 31, 2000 as a direct result of higher margin work and the favorable impact of a $0.2 million cost overrun on a joint venture project in fiscal year 2001. These margin improvements along with the increased sales volumes resulted in gross profit for the quarter ended August 31, 2001 of $0.3 million exceeding the $0.1 million for the quarter ended August 31, 2000 by $0.2 million or 200%.

Operating income and income before income tax expense for the quarter ended August 31, 2001 of $0.0 million and $0.0 million respectively, were slightly better than the ($0.3) million and ($0.4) million respectively produced for the quarter ended August 31, 2000 primarily as a result of higher gross profits discussed above.

Plant Services Fiscal Year 2002 vs. 2001

Gross revenues for Plant Services in the quarter ended August 31, 2001 were $5.4 million, compared to $3.5 million in the comparable quarter of the prior year, an increase of $1.9 million or 54.3% due to an increase in maintenance work and the completion of the summer turnarounds. Gross margins for the quarter ended August 31, 2001 of 7.4% was significantly better than the 0.0% produced for the quarter ended August 31,

2000 as a direct result of higher margin jobs in fiscal 2002 versus fiscal 2001. These margin improvements along with the increased sales volumes resulted in gross profit for the quarter ended August 31, 2001 of $0.4 million exceeding the $0.0 million for the quarter ended August 31, 2000 by $0.4 million.

Operating income and income before income tax expense for the quarter ended August 31, 2001 of ($0.3) million and ($0.4) million respectively, were slightly better than the ($0.5) million and ($0.5) million respectively produced for the quarter ended August 31, 2000 primarily as a result of the increase in gross profits discussed above.

Exited Operations

Other Services Fiscal Year 2002 vs. 2001

Other Services consists of Brown Steel Contractors, Inc. ("Brown") (which was sold in August 1999) and San Luis Tank Piping Construction Company, Inc. (which was shut down in April 2000). Activity for the quarter ended August 31, 2001 was not significant.

Financial Condition & Liquidity

Matrix's cash and cash equivalents totaled approximately $0.7 million at August 31, 2001 and $0.8 million at May 31, 2001.

Matrix has financed its operations recently with cash from operations and from advances under a credit agreement. On September 26, 2001, Matrix amended its credit agreement with a commercial bank under which a total of $20.0 million may be borrowed on a revolving basis based on the level of Matrix's eligible receivables and $5.9 million was borrowed as a term loan. Matrix can elect revolving loans which bear interest at a Prime Rate or a LIBOR based option and mature on October 31, 2004. At August 31, 2001, $11.1 million was outstanding under the revolver with $2.0 million at LIBOR interest rates of 4.58% to 4.71%, $3.1 million at a prime interest rate of 5.875% and $6.0 million at a fixed interest rate of 7.23%. The agreement requires maintenance of certain financial ratios, limits the amount of additional borrowings and the payment of dividends. The credit facility is secured by all accounts receivable, inventory, intangibles, certain real property, and proceeds related thereto.

On June 1, 2001, Matrix entered into an interest rate agreement with a commercial bank, effectively providing a fixed interest rate of 7.23% for a five-year period on $6.0 million of debt with a 15-year amortization. This debt was initially drawn under the credit agreement revolving loan and was rolled into the term loan on September 26, 2001 in the amount of $5.9 million. The term loan is subject to certain mortgage restrictions on the Port of Catoosa facility currently under construction.

Operations of Matrix used $2.4 million of cash for the three months ended August 31, 2001 as compared with $1.1 million of cash for the three months ended August 31, 2000, representing an increase of approximately $1.3 million. The increase was due primarily to an increase in net working capital needs.

Capital expenditures during the quarter ended August 31, 2001 totaled approximately $5.6 million. Of this amount, approximately $3.8 million was used in the construction of the Anaheim facility, $0.8 million was used in the construction of the Port of Catoosa facility, $0.5 million was used to purchase transportation equipment for field operations, and approximately $0.4 million was used to purchase welding, construction, and fabrication equipment. Matrix invested approximately $0.1 million in office equipment, computer hardware and software, furniture and fixtures during the quarter. Matrix has budgeted approximately $19.8 million for capital expenditures for fiscal 2002. Of this amount, approximately $1.6 million would be used to purchase transportation equipment for field operations, and approximately $2.5 million would be used to purchase welding, construction, and fabrication equipment. Matrix signed a 40-year lease for a 50-acre facility planned in Tulsa, Oklahoma in order to consolidate Matrix's four facilities in the Tulsa market now containing fabrication, operations and administration. This consolidation should take 18 to 24 months at an estimated cost of approximately $11.0 million. The cost would be offset by the sale of the existing three facilities in Tulsa for approximately $5.4 million.

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

Outlook

The current backlog in the Construction Services suggests that the second quarter will show stronger sales volumes and higher profitability. The strengthening experienced in Matrix's AST Services Division in the first quarter should continue as our customers' maintenance budgets are spent during the last four months of the calendar year. It is unclear, however, whether or not these maintenance budgets will be approved at levels comparable, greater, or lower in the upcoming calendar year of 2002 in light of the current state of war that exists. Management believes, however, that its strategic alliances put Matrix in a more favorable position than our competition if budgets are either reduced or increased.

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

Appropriate State of Georgia agencies have been notified of the findings and corrective and remedial actions have been completed, are currently underway, or plans for such actions have been submitted to the State of Georgia for approval. The current estimated total cost for cleanup and remediation is $1.7 million, $40 thousand of which remains accrued at August 31, 2001. Additional testing, however, could result in greater costs for cleanup and remediation than is currently accrued.

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

                                    PART II

                               OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K:

A. Exhibit 10.1: Third Amended and Restated Credit Agreement, dated September 26, 2001, by and among the Company and its subsidiaries and Bank One, Oklahoma, N.A.

B.  Exhibit 11 - Computation of Earnings Per Share

C.  Reports on Form 8-K:  None.


                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MATRIX SERVICE COMPANY


Date:   October 9, 2001                 By:  /s/  Michael J. Hall
                                        --------------------------------------
                                        Michael J. Hall Vice President-Finance
                                        Chief Financial Officer signing on
                                        behalf of the registrant and as the
                                        registrant's chief accounting officer.