Form 10-Q
period 2001-11-30
MATRIX SERVICE CO
filed 2002-01-11
CIK 866273

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

                For the quarterly period ended November 30, 2001

                                       or

   ( )         Transition Report Pursuant to Section 13 or 15 (d) of the
                           Securities Exchange Act of 1934

                 For the transition period from _____________ to


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

     As of January 10, 2002 there were 9,642,638 shares of the Company's common stock, $.01 par value per share, issued and 7,736,916 shares outstanding.

================================================================================

                                      INDEX

PART I      FINANCIAL INFORMATION                                                      PAGE NO.
            ---------------------                                                      --------
  ITEM 1.   Financial Statements (Unaudited)

            Consolidated Statements of Income for the Three and Six Months Ended
                November 30, 2001 and 2000 .............................................    1

            Consolidated Balance Sheets November 30, 2001 and May 31, 2001..............    2

            Consolidated Statements of Cash Flow for the Six Months Ended
                November 30, 2001 and 2000..............................................    4

            Notes to Consolidated Financial Statements..................................    6

  ITEM 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations...............................................    9

  ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk..................  N/A

PART II     OTHER INFORMATION
            -----------------

  ITEM 1.   Legal Proceedings...........................................................  N/A
  ITEM 2.   Changes in Securities and Use of Proceeds...................................  N/A
  ITEM 3.   Defaults Upon Senior Securities ............................................  N/A
  ITEM 4.   Submission of Matters to a Vote of Security Holders ........................   15
  ITEM 5.   Other Information...........................................................  N/A
  ITEM 6.   Exhibits and Reports on Form 8-K............................................   16

Signatures..............................................................................   16

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                             Matrix Service Company
                        Consolidated Statements of Income
                 (in thousands, except share and per share data)

                                                                Three Months Ended               Six Months Ended
                                                                   November 30,                     November 30,
                                                                   (unaudited)                      (unaudited)
                                                           --------------------------        ------------------------
                                                               2001            2000             2001           2000
                                                           ------------    ----------        ----------    ----------
Revenues                                                   $   54,404      $   45,052        $  102,143    $   82,914
Cost of revenues                                               47,445          40,284            89,305        74,326
                                                           ----------      ----------        ----------    ----------
Gross profit                                                    6,959           4,768            12,838         8,588
Selling, general and administrative expenses                    3,619           3,189             7,300         6,845
Goodwill and non-compete amortization                              86              86               168           176
Restructuring, impairment and abandonment                         546              --               595            --
                                                           ----------      ----------        ----------    ----------
Operating income                                                2,708           1,493             4,775         1,567

Other income (expense):
    Interest expense                                             (226)            (65)             (349)         (129)
    Interest income                                                 1              27                31            81
    Other                                                          86             100                60            48
                                                           ----------      ----------        ----------    ----------
Income before income tax expense                                2,569           1,555             4,517         1,567
Provision for federal, state and
    foreign income tax expense                                    972             566             1,727           570
                                                           ----------      ----------        ----------    ----------

Net income                                                 $    1,597      $      989        $    2,790    $      997
                                                           ==========      ==========        ==========    ==========



Earnings per share of common stock:
   Basic                                                   $     0.21      $     0.12        $     0.36    $     0.12
   Diluted                                                 $     0.20      $     0.11        $     0.35    $     0.11

Weighted average number of common shares:
   Basic                                                    7,670,989       8,566,366         7,656,798     8,618,220
   Diluted                                                  7,966,175       8,691,460         7,987,852     8,734,145

                 See Notes to Consolidated Financial Statements

                       Matrix Service Company
                     Consolidated Balance Sheets
                           (in thousands)

                                                                 November 30,                 May 31,
                                                              -----------------          --------------
                                                                      2001                       2001
                                                              -----------------          --------------
ASSETS:                                                          (unaudited)
Current assets:
   Cash and cash equivalents                                   $           844            $         835
   Accounts receivable, less allowances
     (November 30 - $269, May 31 - $375)                                33,604                   29,184
   Costs and estimated earnings in excess
       of billings on uncompleted contracts                             12,867                   12,951
   Inventories                                                           2,233                    2,772
   Deferred income taxes                                                   310                      442
   Prepaid expenses                                                      2,430                    2,573
                                                              ----------------           --------------

Total current assets                                                    52,288                   48,757

Property, plant and equipment at cost:
   Land and buildings                                                   10,202                   10,108
   Construction equipment                                               20,349                   19,550
   Transportation equipment                                              8,286                    7,560
   Furniture and fixtures                                                4,994                    4,841
   Construction in progress                                              8,863                    2,306
                                                              ----------------           --------------

                                                                        52,694                   44,365

       Less accumulated depreciation                                    24,436                   22,507
                                                              ----------------           --------------

   Net property, plant and equipment                                    28,258                   21,858

Goodwill, net of accumulated amortization
   November 30 - $2,590, May 31 - $2,427)                               11,052                   11,258

Other assets                                                             1,801                    1,848
                                                              ----------------           --------------

Total assets                                                   $        93,399            $      83,721
                                                              ================           ==============

                             Matrix Service Company
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                        November 30,              May 31,
                                                                      ----------------        -------------
                                                                           2001                    2001
                                                                      ----------------        -------------
                                                                        (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
     Accounts payable                                                 $      6,234                $  10,229
     Billings on uncompleted contracts in
       excess of costs and estimated earnings                                8,564                    7,148
     Accrued insurance                                                       2,184                    2,362
     Accrued environmental reserves                                            150                      471
     Income tax payable                                                        530                      400
     Other liabilities                                                       2,772                    4,307
     Current portion of long-term debt                                         400                       --
                                                                      ------------            -------------

Total current liabilities                                                   20,834                   24,917

     Long-term debt                                                         14,570                    3,515

     Deferred income taxes                                                   1,890                    1,983

Stockholders' equity:
     Common stock                                                               96                       96
     Additional paid-in capital                                             51,596                   51,596
     Retained earnings                                                      15,106                   12,245
     Accumulated other comprehensive income                                 (1,116)                    (813)
                                                                      ------------            -------------

                                                                            65,682                   63,124

     Less:  Treasury stock, at cost -
       1,953,880 and 2,021,972 at
       November 30 and May 31, respectively                                 (9,577)                  (9,818)
                                                                      ------------            -------------

Total stockholders' equity                                                  56,105                   53,306
                                                                      ------------            -------------

Total liabilities and stockholders' equity                             $    93,399             $     83,721
                                                                      ============            =============


                 See Notes to Consolidated Financial Statements

                             Matrix Service Company
                      Consolidated Statements of Cash Flow
                                 (in thousands)

                                                                  Six Months Ended
                                                                     November 30,
                                                                     (unaudited)
                                                         ------------------------------
                                                            2001                2000
                                                         -----------    ---------------
  Cash flow from operating activities:

       Net income                                         $    2,790     $          997
       Adjustments to reconcile net income to
         net cash provided by operating activities:
       Depreciation and amortization                           2,478              2,278
       Deferred income taxes                                      39                 --
       (Gain) loss on sale of equipment                          (39)               (30)
       Changes in current assets and liabilities
         increasing (decreasing) cash:
         Accounts receivable                                  (4,420)               726
         Costs and estimated earnings in excess
           of billings on uncompleted contracts                   84             (4,180)
         Inventories                                             539                306
         Prepaid expenses                                        143               (801)
         Accounts payable                                     (3,995)            (4,114)
         Billings on uncompleted contracts in
           excess of costs and estimated earnings              1,416              4,670
         Other liabilities                                    (2,335)            (2,900)
         Income taxes receivable/payable                         130                277
         Other                                                    47                (10)
                                                         -----------    ---------------

       Net cash used in operating activities                  (3,123)            (2,781)


  Cash flow from investing activities:

       Capital expenditures                                   (8,747)            (2,420)
       Investment in joint venture                                --                (87)
       Proceeds from other investing activities                   66                 53
                                                         -----------    ---------------

       Net cash used in investing activities              $   (8,681)    $       (2,454)

                             Matrix Service Company
                      Consolidated Statements of Cash Flow
                                 (in thousands)


                                                      Six Months Ended
                                                        November 30,
                                                        (unaudited)
                                                  -------------------------
                                                     2001          2000
                                                  -----------  ------------
Cash flows from financing activities:

   Repayment of acquisition payables               $     --      $    (17)
   Repayment of equipment notes                          --            (5)
   Issuance of long-term debt                        65,750        25,650
   Repayments of long-term debt                     (54,295)      (20,325)
   Purchase of treasury stock                            --        (1,660)
   Issuance of stock                                    312            31
                                                  -----------  ------------

     Net cash provided in financing activities       11,767         3,674
     Effect of exchange rate changes on cash             46           (33)
                                                  -----------  ------------

Increase (decrease) in cash and cash equivalents          9        (1,594)

Cash and cash equivalents at beginning of period        835         1,806
                                                  -----------  ------------

Cash and cash equivalents at end of period         $    844      $    212
                                                  ===========  ============

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

The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2001, included in Matrix's Annual Report on Form 10-K for the year then ended. Matrix's business is seasonal; therefore, results for any interim period may not necessarily be indicative of future operating results.

NOTE B - SEGMENT INFORMATION

Matrix operates primarily in the United States and has operations in Canada. Matrix's industry segments are Aboveground Storage Tank (AST) Services, Construction Services, Plant Services, and Other Services.

--------------------------------------------------------------------------------------------------------------------
                                               Matrix Service Company
                                         2nd Quarter Results of Operations
                                              ($ Amounts in millions)
--------------------------------------------------------------------------------------------------------------------

                                                 AST         Construction        Plant         Other        Combined
                                               Services        Services         Services      Services        Total
--------------------------------------------------------------------------------------------------------------------
Three Months Ended November 30, 2001
Gross revenues                                  43.9              6.0             4.8           0.0           54.7
Less: Inter-segment revenues                    (0.3)             0.0             0.0           0.0           (0.3)
Consolidated revenues                           43.6              6.0             4.8           0.0           54.4
Gross profit                                     6.0              0.6             0.3           0.0            6.9
Operating income (loss)                          3.3              0.2            (0.2)         (0.6)           2.7
Income (loss) before income tax expense          3.3              0.1            (0.2)         (0.6)           2.6
Net income (loss)                                2.1              0.1            (0.2)         (0.4)           1.6

Identifiable assets                             77.5              5.8             7.9           2.2           93.4
Capital expenditures                             3.1              0.0             0.0           0.0            3.1
Depreciation expense                             1.0              0.1             0.1           0.0            1.2

Three Months Ended November 30, 2000
Gross revenues                                  33.5              5.1             6.6           0.0           45.2
Less: Inter-segment revenues                    (0.1)            (0.1)            0.0           0.0           (0.2)
Consolidated revenues                           33.4              5.0             6.6           0.0           45.0
Gross profit                                     4.6              0.0             0.5          (0.3)           4.8
Operating income (loss)                          2.1             (0.3)            0.1          (0.4)           1.5
Income (loss) before income tax expense          2.1             (0.3)            0.1          (0.3)           1.6
Net income (loss)                                1.4             (0.2)            0.0          (0.2)           1.0

Identifiable assets                             62.7              4.4            10.0           3.7           80.8
Capital expenditures                             1.3              0.1             0.2           0.0            1.6
Depreciation expense                             1.0              0.0             0.1           0.0            1.1

Six Months Ended November 30, 2001
Gross revenues                                  82.4              9.9            10.2           0.0          102.5
Less: Inter-segment revenues                    (0.4)             0.0             0.0           0.0           (0.4)
Consolidated revenues                           82.0              9.9            10.2           0.0          102.1
Gross profit                                    11.2              0.9             0.7           0.0           12.8
Operating income (loss)                          5.7              0.2            (0.5)         (0.6)           4.8
Income (loss) before income tax expense          5.6              0.1            (0.6)         (0.6)           4.5
Net income (loss)                                3.5              0.1            (0.4)         (0.4)           2.8

Identifiable assets                             77.5              5.8             7.9           2.2           93.4
Capital expenditures                             8.4              0.2             0.1           0.0            8.7
Depreciation expense                             2.0              0.2             0.1           0.0            2.3

Six Months Ended November 30, 2000
Gross revenues                                  64.9              8.8            10.1           0.0           83.8
Less: Inter-segment revenues                    (0.8)            (0.1)            0.0           0.0           (0.9)
Consolidated revenues                           64.1              8.7            10.1           0.0           82.9
Gross profit                                     8.5              0.1             0.5          (0.5)           8.6
Operating income (loss)                          3.1             (0.6)           (0.4)         (0.5)           1.6
Income (loss) before income tax expense          3.1             (0.7)           (0.4)         (0.4)           1.6
Net income (loss)                                2.1             (0.5)           (0.3)         (0.3)           1.0

Identifiable assets                             62.7              4.4            10.0           3.7           80.8
Capital expenditures                             2.0              0.1             0.3           0.0            2.4
Depreciation expense                             1.9              0.0             0.2           0.0            2.1

NOTE C - REPORTING ACCUMULATED OTHER COMPREHENSIVE LOSS

For the quarter ended November 30, 2001, total other comprehensive loss was $140 thousand as compared to $152 thousand for the same three-month period ended November 30, 2000. For the six months ended November 30, 2001, total other comprehensive loss was $303 thousand as compared to $94 thousand for the same six-month period ended November 30, 2000. Other comprehensive income or loss and accumulated other comprehensive loss consisted of foreign currency translation adjustments and fair value adjustments of derivative instruments. There was no accumulated gain or loss on derivative instruments at May 31, 2001.

NOTE D - NEW ACCOUNTING STANDARDS

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which was subsequently amended in June of 2000 by Financial Accounting Standards No. 138. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedged must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. On June 1, 2001, the Company entered into an interest rate swap agreement to manage interest rate exposure and modify interest characteristics of its long-term debt. The agreement is designated with specific debt obligations, and involves the exchange of amounts based on the difference between variable and fixed interest rates calculated by reference to an agreed-upon notional amount. The interest rate swap currently in place effectively modifies the Company's exposure to interest rates by converting a portion of the Company's variable rate debt to a fixed rate. The derivative has been designated as a cash flow hedge and is effective. As a result, there is no current impact to earnings due to hedge ineffectiveness or due to the exclusion of a component of the derivative from the assessment of effectiveness. The fair value of the cash flow hedge at November 30, 2001 is a liability of $301 thousand.

NOTE E - SUBSEQUENT EVENTS

The Company has been in litigation over a contested contract since fiscal 1997. In January 2000, the Company won its case and was awarded $1.1 million. In July 2001, the appellate court upheld the original verdict plus accrued interest and attorney's fees. In October 2001, the Oklahoma Supreme Court upheld the ruling of the appellate court. On December 6, 2001, the Company received $1.6 million in settlement of the original judgment, accrued interest and attorney's fees, resulting in a $1.3 million gain which will be recognized in the third quarter ended February 28, 2002.

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

 .    Fluctuations in quarterly results.

Results of Operations

Three Months Ended November 30, 2001 Compared to Three Months Ended November 30, 2000

AST Services  Fiscal Year 2002 vs. 2001

Gross revenues for AST Services for the quarter ended November 30, 2001 were $43.9 million, compared to $33.5 million for the comparable quarter of the prior year, an increase of $10.4 million or 31.0% due to an increase in field manhours worked, an increase in power projects, a 38% increase in revenues in the new tank construction group, and a good business environment in tank repair and maintenance. Gross margin for the quarter ended November 30, 2001 of 13.7% was identical to the margin produced for the quarter ended November 30, 2000 as a portion of the increased revenue with new customers was at lower margins than the traditional AST Services work. The increased sales volume and similar margins year over year resulted in gross profit for the quarter ended November 30, 2001 of $6.0 million, exceeding the $4.6 million produced for the quarter ended November 30, 2000 by $1.4 million or 30.4%.

Selling, general and administrative costs as a percent of revenues decreased to 6.1% for the quarter ended November 30, 2001 vs. 7.0% for the quarter ended November 30, 2000 primarily as a result of the fixed costs being spread over a larger revenue base.

Operating income and income before income tax expense for the quarter ended November 30, 2001 of $3.3 million and $3.3 million respectively, were better than the $2.1 million and $2.1 million respectively produced for the quarter ended November 30, 2000, primarily the result of the increase in revenues and slower growth in selling, general and administrative costs.

Construction Services Fiscal Year 2002 vs. 2001

Gross revenues for Construction Services for the quarter ended November 30, 2001 were $6.0 million, compared to $5.1 million for the comparable quarter of the prior year, an increase of $0.9 million or 17.6% resulting from increased business development efforts in the prior year. Gross margin for the quarter ended November 30, 2001 of 10.0% was significantly better than the 0.0% produced for the quarter ended November 30, 2000 as a direct result of better job execution of a higher margin backlog. This margin improvement along with increased sales volume resulted in gross profit for the quarter ended November 30, 2001 of $0.6 million being $0.6 million better than the $0.0 million for the quarter ended November 30, 2000.

Operating income and income before income tax expense for the quarter ended November 30, 2001 of $0.2 million and $0.1 million respectively, were better than the $(0.3) million and $(0.3) million produced in the quarter ended November 30, 2000, primarily as the result of revenue and gross profit improvements discussed above.

Plant Services Fiscal Year 2002 vs. 2001

Gross revenues for Plant Services for the quarter ended November 30, 2001 were $4.8 million compared to $6.6 million for the comparable quarter of the prior year, a decrease of $1.8 million or 27.3%. The decrease was the result of higher turnaround activity in the second fiscal quarter of last year compared to the second fiscal quarter of this year. Gross margin for the quarter ended November 30, 2001 of 6.3% was worse than the 7.6% produced for the quarter ended November 30, 2000 as a result of a lower volume of work. These margin declines along with the decreased sales volume resulted in gross profit for the quarter ended November 30, 2001 of $0.3 million being $0.2 million less than the $0.5 million for the quarter ended November 30, 2000.

Operating loss and loss before income tax expense for the quarter ended November 30, 2001 of $(0.2) million and $(0.2) million respectively, were worse than the operating income and income before income tax expense of $0.1 million and $0.1 million respectively produced for the quarter ended November 30, 2000, primarily as the result of lower gross margins discussed above.

Six Months Ended November 30, 2001 Compared to Six Months Ended November 30,
2000

AST Services Fiscal Year 2002 vs. 2001

Gross revenues for AST Services for the six months ended November 30, 2001 were $82.4 million, compared to $64.9 million for the comparable six months of the prior year, an increase of $17.5 million or 27.0%. The increase was due primarily to a strong business environment in all tank repair and maintenance regions, particularly in new tank construction. Gross margin for the six months ended November 30, 2001 of 13.6% was better than the 13.1% produced for the six months ended November 30, 2000 as a result of margin improvements in the traditional tank repair and maintenance and new tank construction AST Services business. The gross margin improvement coupled with the increased sales volume resulted in gross profit for the six months ended November 30, 2001 of $11.2 million being $2.7 million or 31.8% better than the $8.5 million for the six months ended November 30, 2000.

Selling, general and administrative costs as a percent of revenues decreased to 6.5% in the six months ended November 30, 2001 versus 8.1% in the six months ended November 30, 2000 primarily as a result of the fixed costs being spread over a larger revenue base.

Operating income and income before income tax expense for the six months ended November 30, 2001 of $5.7 million and $5.6 million respectively, were significantly better than the $3.1 million and $3.1 million respectively produced for the six months ended November 30, 2000, primarily as the result of the gross margin improvement discussed above.

Construction Services Fiscal Year 2002 vs. 2001

Gross revenues for Construction Services for the six months ended November 30, 2001 were $9.9 million, compared to $8.8 million for the comparable six months of the prior year, an increase of $1.1 million or 12.5%. This increase was due to better business development practices with our core customer base. Gross margin for the six months ended November 30, 2001 of 9.1% was a significant improvement over the 1.1% gross margin produced for the six months ended November 30, 2000 as a direct result of better absorption of fixed costs associated with the higher revenue volume and a favorable mix of projects in the current fiscal year backlog. This gross margin improvement along with the increased sales volume resulted in gross profit for the six months ended November 30, 2001 of $0.9 million being $0.8 million better than the $0.1 produced in the six months ended November 30, 2000.

Operating income and income before taxes for the six months ended November 30, 2001 of $0.2 million and $0.1 million respectively, were significantly better than the operating loss and loss before income taxes of $(0.6) million and $(0.7) million respectively, produced for the six months ended November 30, 2000, primarily as the result of the increased revenues and improved gross margins discussed above.

Plant Services Fiscal Year 2002 vs. 2001

Gross revenues for Plant Services for the six months ended November 30, 2001 were $10.2 million compared to $10.1 million for the comparable six months of the prior year, a slight increase of $0.1 million or 1.0%. The revenue increase in Plant Services was due to a marginal increase in turnaround work in the first quarter of fiscal 2002. Gross margin for the six months ended November 30, 2001 of 6.9% was better than the 5.0% produced for the six months ended November 30, 2000 as a direct result of an improved cost structure. These margin improvements resulted in gross profit for the six months ended November 30, 2001 of $0.7 million being $0.2 million or 40.0% better than the $0.5 million for the six months ended November 30, 2000.

Operating loss and loss before income tax expense for the six months ended November 30, 2001 of $(0.5) million and $(0.6) million respectively, were worse than the operating loss and loss before income taxes of $(0.4) million and $(0.4) million respectively produced in the six months ended November 30, 2000, primarily as the result of the higher allocated selling, general and administrative expenses offset somewhat by the gross profit improvement discussed above.

Other Services

Other services consist of Brown Steel Contractors, Inc. ("Brown") (which was sold in August 1999) and San Luis Tank Piping Construction Company, Inc. ("SLT") (which was shut down in April 2000). Activity for the quarter and six months ended November 30, 2001 consists mainly of $0.4 million in increased environmental costs related to the remediation at Brown and $0.1 million of increased worker's compensation claims activity of these exited operations. The only activity for the quarter and six months ended November 30, 2000 consisted of increased worker's compensation claims activity of these exited operations.

Financial Condition & Liquidity

Matrix's cash and cash equivalents totaled approximately $0.8 million at November, 2001 and $0.8 million at May 31, 2001.

Matrix has financed its operations recently with cash from operations and from advances under a credit agreement. On September 26, 2001, Matrix amended its credit agreement with a commercial bank under which a total of $20.0 million may be borrowed on a revolving basis based on the level of Matrix's eligible receivables and cost in excess of billings. In addition, $5.9 million was borrowed as a term loan. Matrix can elect revolving loans which bear interest at a Prime Rate or a LIBOR-based option and mature on October 31, 2004. At November 30, 2001, $9.2 million was outstanding under the revolver with $8.0 million at LIBOR interest rates of 3.21% to 3.35% and $1.2 million at a prime interest rate of 3.875% with $10.8 million remaining in availability. Additionally, $5.8 million was outstanding under the term loan at a LIBOR interest rate of 3.45%. The agreement requires maintenance of certain financial ratios, limits the amount of additional borrowings and the payment of dividends. The credit facility is secured by all accounts receivable, inventory, intangibles, certain real property, and proceeds related thereto.

On June 1, 2001, Matrix entered into an interest rate swap agreement with a commercial bank, effectively providing a fixed interest rate of 7.23% for a five-year period on $6.0 million of debt with a 15-year amortization. This debt was initially drawn under the credit agreement revolving loan and was rolled into the term loan on September 26, 2001 in the amount of $5.9 million. The term loan is subject to certain mortgage restrictions on the Port of Catoosa and California facilities currently under construction.

Operations of Matrix used $3.1 million of cash for the six months ended November 30, 2001 as compared with $2.8 million of cash for the six months ended November 30, 2000, representing an increase of approximately $0.3 million. The increase was due primarily to an increase in net working capital needs, offset by significantly greater net income.

Capital expenditures during the six months ended November 30, 2001 totaled approximately $8.7 million. Of this amount, approximately $4.5 million was used in the construction of the Anaheim facility, $1.5 million was used in the construction of the Port of Catoosa facility, $1.0 million was used to purchase transportation equipment for field operations, and approximately $1.4 million was used to purchase welding, construction, and fabrication equipment. Matrix invested approximately $0.3 million in office equipment, computer hardware and software, furniture and fixtures during the period. Matrix has budgeted approximately $19.8 million for capital expenditures for fiscal 2002. Of this amount, approximately $1.6 million would be used to purchase transportation equipment for field operations, and approximately $2.5 million would be used to purchase welding, construction, and fabrication equipment. Matrix signed a 40-year lease for a 50-acre facility planned in Tulsa, Oklahoma in order to consolidate Matrix's four facilities in the Tulsa market now containing fabrication, operations and administration. This consolidation should take 18 to 24 months at an estimated cost of approximately $11.0 million. The cost would be offset by the sale of the existing three owned facilities in Tulsa for approximately $5.4 million.

Matrix believes that its existing funds, amounts available from borrowings under its existing credit agreement and cash generated by operations will be sufficient to meet the working capital needs through fiscal 2002 and for the foreseeable time thereafter.

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

Outlook

The current turnaround schedule at Plant Services suggests that the third quarter will show stronger sales volume and higher profitability. The strengthening experienced in Matrix's AST Services Division in the first and second quarter should continue as our customers' maintenance budgets are spent during the last month of the calendar year. It is unclear, however, whether or not these maintenance budgets will be approved at levels comparable, greater or lower in the upcoming calendar year of 2002 in light of current oil and gas prices and the world recessionary economy. Management believes, however, that its strategic alliances put Matrix in a more favorable position than our competition if budgets are either reduced or increased.

Environmental

Matrix is a participant in certain environmental activities in various stages involving assessment studies, cleanup operations and/or remedial processes.

In connection with the Company's sale of Brown and affiliated entities in 1999, an environmental assessment was conducted at Brown's Newnan, Georgia facilities. The assessment turned up a number of deficiencies relating to storm water permitting, air permitting and waste handling and disposal. An inspection of the facilities also showed friable asbestos that needed to be removed. In addition, Phase II soil testing indicated a number of volatile organic compounds, semi-volatile organic compounds and metals above the State of Georgia notification limits. Ground water testing also indicated a number of contaminants above the State of Georgia notification limits.

Appropriate State of Georgia agencies have been notified of the findings and corrective and remedial actions have been completed, are currently underway, or plans for such actions have been submitted to the State of Georgia for approval. The current estimated total cost for cleanup and remediation is $2.1 million, $0.2 million of which remains accrued at November 30, 2001. Additional testing, however, could result in greater costs for cleanup and remediation than is currently accrued.

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

                                     PART II

                                OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders:

           The Company's annual meeting of stockholders was held in Tulsa, Oklahoma at 10:00 a.m. local time, on Tuesday, October 23, 2001. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement, and all nominees were elected.

           Out of a total of 7,663,116 shares of the Company's common stock outstanding and entitled to vote, 7,360,592 shares were present at the meeting in person or by proxy, representing approximately 96.05 percent. Matters voted upon at the meeting were as follows:

           a. Election of six directors to serve on the Company's board of directors. Messrs. Bradley, Hall, Hendrix, Lackey, Vetal and Zink were elected to serve until the 2002 Annual Meeting. The vote tabulation with respect to each nominee was as follows:


                                                            Authority
                        Nominee             For             Withheld
                   -------------------  ------------      ------------
                    Hugh E. Bradley      7,309,291            51,301
                    Michael J. Hall      7,346,491            14,101
                    I. Edgar Hendrix     7,308,391            52,201
                    Paul K. Lackey       7,303,291            57,301
                    Bradley S. Vetal     7,060,591           300,001
                    John S. Zink         7,026,416           334,176


           b. The stockholders ratified the appointment of Ernst & Young LLP as the Company's independent public accountants.

                       Number of Votes Cast
                       --------------------

                                                  Broker
           For        Against       Abstain      Non-Votes
           ---        -------       -------      ---------

        7,350,491      1,600         8,501          -0-

ITEM 6.    Exhibits and Reports on Form 8-K:   None.


                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MATRIX SERVICE COMPANY

Date:  January 11, 2002       By:  /s/ Michael J. Hall
                                   ---------------------------------------------
                                   Michael J. Hall, Vice President-Finance,
                                   signing on behalf of the registrant and as
                                   the registrant's chief accounting officer.