Form 10-Q
period 2002-02-28
MATRIX SERVICE CO
filed 2002-04-11
CIK 866273

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

                For the quarterly period ended February 28, 2002

                                       or

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

     As of April 9, 2002 there were 9,642,638 shares of the Company's common stock, $.01 par value per share, issued and 7,793,181 shares outstanding.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                      INDEX

PART I       FINANCIAL INFORMATION                                                      PAGE NO.
             ---------------------                                                      --------
  ITEM 1.    Financial Statements (Unaudited)

             Consolidated Statements of Income for the Three and Nine Months Ended
                 February 28, 2002 and February 28, 2001 ..............................    1

             Consolidated Balance Sheets February 28, 2002 and May 31, 2001 ...........    2

             Consolidated Statements of Cash Flow for the Nine Months Ended
                 February 28, 2002 and February 28, 2001 ..............................    4

             Notes to Consolidated Financial Statements ...............................    6

  ITEM 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ............................................    9

  ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk ...............   N/A

PART II      OTHER INFORMATION
             -----------------

  ITEM 1.    Legal Proceedings ........................................................   N/A
  ITEM 2.    Changes in Securities and Use of Proceeds ................................   N/A
  ITEM 3.    Defaults Upon Senior Securities ..........................................   N/A
  ITEM 4.    Submission of Matters to a Vote of Security Holders ......................   N/A
  ITEM 5.    Other Information ........................................................   N/A
  ITEM 6.    Exhibits and Reports on Form 8-K .........................................    15

Signatures ............................................................................    15

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                             Matrix Service Company
                        Consolidated Statements of Income
                 (in thousands, except share and per share data)

                                                           Three Months Ended                      Nine Months Ended
                                                              (unaudited)                             (unaudited)
                                                  -------------------------------------  --------------------------------------
                                                    February 28,       February 28,        February 28,        February 28,
                                                        2002               2001                2002                2001
                                                  -----------------  ------------------  ------------------  ------------------
Revenues                                          $        54,588    $         49,135    $        156,731    $        132,049
Cost of revenues                                           49,996              43,373             139,301             117,699
                                                  -----------------  ------------------  ------------------  ------------------
Gross profit                                                4,592               5,762              17,430              14,350
Selling, general and administrative expenses                3,941               3,617              11,241              10,462
Goodwill and non-compete amortization                          86                  91                 254                 267
Restructuring, impairment and abandonment                    (665)                  -                 (70)                  -
                                                  -----------------  ------------------  ------------------  ------------------
Operating income                                            1,230               2,054               6,005               3,621

Other income (expense):
   Interest expense                                             -                (119)               (177)               (248)
   Interest income                                              5                  32                  36                 113
   Other                                                      760                 230                 648                 278
                                                  -----------------  ------------------  ------------------  ------------------
Income before income tax expense                            1,995               2,197               6,512               3,764
Provision for federal, state and
   foreign income tax expense                                 756                 747               2,483               1,317
                                                  -----------------  ------------------  ------------------  ------------------

Net income                                        $         1,239    $          1,450    $          4,029    $          2,447
                                                  =================  ==================  ==================  ==================


Earnings per share of common stock:
   Basic                                          $          0.16    $           0.17    $           0.52    $           0.28
   Diluted                                        $          0.15    $           0.17    $           0.50    $           0.28

Weighted average number of common shares:
   Basic                                                7,748,939           8,326,372           7,686,954           8,522,326
   Diluted                                              8,120,275           8,591,324           8,031,724           8,686,031


                 See Notes to Consolidated Financial Statements

                             Matrix Service Company
                           Consolidated Balance Sheets
                                 (in thousands)

                                                        February 28,             May 31,
                                                            2002                  2001
                                                      ---------------         -------------
       ASSETS:                                          (unaudited)

       Current assets:
          Cash and cash equivalents                   $         2,192         $         835
          Accounts receivable, less allowances
            (February 28 - $234, May 31 - $375)                39,254                29,184
          Costs and estimated earnings in excess
            of billing on uncompleted contracts                10,183                12,951
          Inventories                                           2,487                 2,772
          Income Taxes Receivable                                 519                     -
          Deferred income taxes                                   253                   442
          Prepaid expenses                                      2,325                 2,573
                                                      ---------------         -------------

       Total current assets                                    57,213                48,757

       Property, plant and equipment at cost:
          Land and buildings                                   10,197                10,108
          Construction equipment                               20,711                19,550
          Transportation equipment                              8,606                 7,560
          Furniture and fixtures                                5,074                 4,841
          Construction in progress                             10,666                 2,306
                                                      ---------------         -------------

                                                               55,254                44,365

             Less accumulated depreciation                     24,867                22,507
                                                      ---------------         -------------

       Net property, plant and equipment                       30,387                21,858

       Goodwill, net of accumulated amortization
         (February 28 - $2,667, May 31 - $2,427)               10,935                11,258

       Other assets                                             1,775                 1,848
                                                      ---------------         -------------

       Total assets                                   $       100,310         $      83,721
                                                      ===============         =============

                 See Notes to Consolidated Financial Statements

                             Matrix Service Company
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                        February 28,              May 31,
                                                                           2002                    2001
                                                                     ----------------        ---------------
                                                                        (unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY:

       Current liabilities:
           Accounts payable                                          $        7,151          $      10,229
           Billings on uncompleted contracts in
             excess of costs and estimated earnings                          15,047                  7,148
           Accrued insurance                                                  1,807                  2,362
           Accrued environmental reserves                                       142                    471
           Income taxes payable                                                   -                    400
           Other liabilities                                                  5,746                  4,307
           Current portion of long-term debt                                    400                      -
                                                                     ----------------        ---------------

       Total current liabilities                                             30,293                 24,917

           Long-term debt                                                    10,037                  3,515

           Deferred income taxes                                              2,184                  1,983

       Stockholders' equity:
           Common stock                                                          96                     96
           Additional paid-in capital                                        51,596                 51,596
           Retained earnings                                                 16,500                 12,245
           Accumulated other comprehensive income                            (1,158)                  (813)
                                                                     ----------------        ---------------

                                                                             67,034                 63,124
           Less:  Treasury stock, at cost -
             1,849,457 and 2,021,972 at
             February 28 and May 31, respectively                            (9,238)                (9,818)
                                                                     ----------------        ---------------

       Total stockholders' equity                                            57,796                 53,306
                                                                     ----------------        ---------------

       Total liabilities and stockholders' equity                    $      100,310          $      83,721
                                                                     ================        ===============


                 See Notes to Consolidated Financial Statements

                             Matrix Service Company
                      Consolidated Statements of Cash Flow
                                 (in thousands)

                                                                                    Nine Months Ended
                                                                                       (unaudited)
                                                                       --------------------------------------------
                                                                         February 28,              February 28,
                                                                             2002                      2001
                                                                       ------------------        ------------------

    Cash flow from operating activities:

        Net income                                                     $          4,029          $          2,447
        Adjustments to reconcile net income to
          net cash provided by operating activities:
          Depreciation and amortization                                           3,702                     3,379
          Deferred income taxes                                                     390                       669
          Gain on sale of equipment                                                 (53)                     (158)
        Changes in current assets and liabilities
          increasing (decreasing) cash:
          Accounts receivable                                                   (10,070)                   (2,607)
          Costs and estimated earnings in excess
             of billings on uncompleted contracts                                 2,768                      (922)
          Inventories                                                               285                       719
          Prepaid expenses                                                          248                      (410)
          Accounts payable                                                       (3,078)                   (2,129)
          Billings on uncompleted contracts in
             excess of costs and estimated earnings                               7,899                     3,010
          Accrued expenses                                                          354                    (2,442)
          Income taxes receivable/payable                                          (919)                      270
          Other                                                                      73                       (35)
                                                                       ----------------          ----------------
        Net cash provided by operating activities                                 5,628                     1,791

    Cash flow from investing activities:
        Capital expenditures                                                    (12,076)                   (3,386)
        Proceeds from sale of exited operations                                       -                       480
        Investment in joint venture                                                   -                       (87)
        Proceeds from other investing activities                                    128                       638
                                                                       ----------------          ----------------

        Net cash used in investing activities                          $        (11,948)         $         (2,355)



                 See Notes to Consolidated Financial Statements

                             Matrix Service Company
                      Consolidated Statements of Cash Flow
                                 (in thousands)

                                                                                      Nine Months Ended
                                                                                         (unaudited)
                                                                      --------------------------------------------------
                                                                           February 28,               February 28,
                                                                               2002                       2001
                                                                      -----------------------     ----------------------
Cash flows from financing activities:

    Repayment of acquisition payables                                 $                   -       $                (17)
    Repayment of equipment notes                                                          -                         (5)
    Issuance of long-term debt                                                       82,300                     40,260
    Repayments of long-term debt                                                    (75,465)                   (36,065)
    Purchase of treasury stock                                                            -                     (4,212)
    Issuance of stock                                                                   806                        243
                                                                      -----------------------     ----------------------
      Net cash provided by financing activities                                       7,641                        204
      Effect of exchange rate changes on cash                                            36                        (32)
                                                                      -----------------------     ----------------------

Increase (decrease) in cash and cash equivalents                                      1,357                       (392)

Cash and cash equivalents at beginning of period                                        835                      1,806
                                                                      -----------------------     ----------------------

Cash and cash equivalents at end of period                                            2,192       $              1,414
                                                                      =======================     ======================


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

--------------------------------------------------------------------------------
                             Matrix Service Company
                        3/rd/ Quarter Segment Information
                             ($ Amounts in millions)
--------------------------------------------------------------------------------

                                                             AST         Construction       Plant         Other        Combined
                                                           Services        Services       Services      Services         Total
------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended February 28, 2002
Gross revenues                                              37.4             6.1            11.3           0.0           54.8
Less: Inter-segment revenues                                (0.2)            0.0             0.0           0.0           (0.2)
Consolidated revenues                                       37.2             6.1            11.3           0.0           54.6
Gross profit                                                 1.9             0.8             1.9           0.0            4.6
Operating income (loss)                                     (1.0)            0.4             1.1           0.7            1.2
Income (loss) before income tax expense                     (0.4)            0.6             1.1           0.7            2.0
Net income (loss)                                           (0.3)            0.3             0.7           0.5            1.2

Identifiable assets                                         77.4             7.1            13.8           2.0          100.3
Capital expenditures                                         3.2             0.0             0.2           0.0            3.4
Depreciation expense                                         1.0             0.0             0.2           0.0            1.2

Three Months Ended February 28, 2001
Gross revenues                                              36.2             4.7             8.5           0.0           49.4
Less: Inter-segment revenues                                (0.2)           (0.1)            0.0           0.0           (0.3)
Consolidated revenues                                       36.0             4.6             8.5           0.0           49.1
Gross profit                                                 5.0             0.0             0.7           0.0            5.7
Operating income (loss)                                      2.2            (0.3)            0.2          (0.1)           2.0
Income (loss) before income tax expense                      2.4            (0.4)            0.2           0.0            2.2
Net income (loss)                                            1.4            (0.2)            0.2           0.0            1.4

Identifiable assets                                         60.3             5.6            11.5           2.8           80.2
Capital expenditures                                         0.9             0.0             0.1           0.0            1.0
Depreciation expense                                         0.8             0.1             0.1           0.0            1.0

Nine Months Ended February 28, 2002
Gross revenues                                             119.8            16.0            21.5           0.0          157.3
Less: Inter-segment revenues                                (0.6)            0.0             0.0           0.0           (0.6)
Consolidated revenues                                      119.2            16.0            21.5           0.0          156.7
Gross profit                                                13.1             1.7             2.6           0.0           17.4
Operating income                                             4.7             0.6             0.6           0.1            6.0
Income before income tax expense                             5.2             0.7             0.5           0.1            6.5
Net income                                                   3.2             0.4             0.3           0.1            4.0

Identifiable assets                                         77.4             7.1            13.8           2.0          100.3
Capital expenditures                                        11.6             0.2             0.3           0.0           12.1
Depreciation expense                                         3.0             0.1             0.4           0.0            3.5

Nine Months Ended February 28, 2001
Gross revenues                                             101.1            13.5            18.6           0.0          133.2
Less: Inter-segment revenues                                (1.0)           (0.2)            0.0           0.0           (1.2)
Consolidated revenues                                      100.1            13.3            18.6           0.0          132.0
Gross profit                                                13.5             0.1             1.2          (0.5)          14.3
Operating income (loss)                                      5.3            (0.9)           (0.2)         (0.6)           3.6
Income (loss) before income tax expense                      5.5            (1.1)           (0.2)         (0.4)           3.8
Net income (loss)                                            3.5            (0.7)           (0.1)         (0.3)           2.4

Identifiable assets                                         60.3             5.6            11.5           2.8           80.2
Capital expenditures                                         2.9             0.1             0.4           0.0            3.4
Depreciation expense                                         2.7             0.1             0.3           0.0            3.1

NOTE C - REPORTING ACCUMULATED OTHER COMPREHENSIVE LOSS

For the quarter ended February 28, 2002, total other comprehensive loss was $42 thousand as compared to $2 thousand for the same three-month period ended February 28, 2001. For the nine months ended February 28, 2002, total other comprehensive loss was $345 thousand as compared to $96 thousand for the same nine-month period ended February 28, 2001. Other comprehensive loss and accumulated other comprehensive loss consisted of foreign currency translation adjustments and fair value adjustments of derivative instruments. There was no accumulated gain or loss on derivative instruments at May 31, 2001.

NOTE D - NEW ACCOUNTING STANDARDS

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which was subsequently amended in June of 2000 by Financial Accounting Standards No. 138. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedged must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. On June 1, 2001, the Company entered into an interest rate swap agreement to manage interest rate exposure and modify interest characteristics of its long-term debt. The agreement is designated with specific debt obligations, and involves the exchange of amounts based on the difference between variable and fixed interest rates calculated by reference to an agreed-upon notional amount. The interest rate swap currently in place effectively modifies the Company's exposure to interest rates by converting a portion of the Company's variable rate debt to a fixed rate. The derivative has been designated as a cash flow hedge and is effective. As a result, there is no current impact to earnings due to hedge ineffectiveness or due to the exclusion of a component of the derivative from the assessment of effectiveness. The fair value of the cash flow hedge at February 28, 2002 is a liability of $288 thousand.

NOTE E -CONTINGENCIES

The Company has been in litigation over a contested contract since fiscal 1997. In January 2000, the Company won its case and was awarded $1.1 million. In July 2001, the appellate court upheld the original verdict plus accrued interest and attorney's fees. In October 2001, the Oklahoma Supreme Court upheld the ruling of the appellate court. On December 6, 2001, the Company received $1.6 million in settlement of the original judgment, accrued interest and attorney's fees, resulting in a $1.3 million gain.

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

Such statements are subject to a number of uncertainties that could cause actual results to differ materially from any results projected, forecasted, estimated, or budgeted, including the following:

..   The timing and planning of maintenance projects at customer facilities in the refinery industry which could cause adjustments for seasonal shifts in product and service demands.

..   Changes in general economic conditions in the United States.

..   Changes in laws and regulations to which Matrix is subject, including tax, environmental, and employment laws and regulations.

..   The cost and effects of legal and administrative claims and proceedings against Matrix or its subsidiaries.

..   Conditions of the capital markets Matrix utilizes to access capital to finance operations.

..   The ability to raise capital in a cost-effective way.

..   The effect of changes in accounting policies.

..   The ability to manage growth and to assimilate personnel and operations of acquired businesses.

..   The ability to control costs.

..   Severe weather which could cause project delays and/or a decline in labor productivity.

..   Changes in foreign economies, currencies, laws, and regulations, especially in Canada where Matrix has made direct investments.

..   Political developments in foreign countries, especially in Canada where
    Matrix has made direct investments.

..   The ability of Matrix to develop expanded markets and product or service offerings as well as its ability to maintain existing markets.

..   The need to develop a learning curve in bidding and managing projects in a new industry.

..   Technological developments, high levels of competition, lack of customer diversification, and general uncertainties of governmental regulation in the energy industry.

..   The ability to recruit, train, and retain project supervisors with substantial experience.

..   A downturn in the petroleum storage operations or hydrocarbon processing operations of the petroleum and refining industries.

..   Changes in the labor market conditions that could restrict the availability of workers or increase the cost of such labor.

..   The negative effects of a strike or work stoppage.

..   Exposure to construction hazards related to the use of heavy equipment with attendant significant risks of liability for personal injury and property damage.

..   The use of significant production estimates for determining percent complete on construction contracts could produce different results upon final determination of project scope.

..   The inherent inaccuracy of estimates used to project the timing and cost of exiting operations of non-core businesses.

..   Fluctuations in quarterly results.

Results of Operations

Three Months Ended February 28, 2002 Compared to Three Months Ended February 28, 2001

AST Services 2002 vs. 2001
--------------------------

Gross revenues for AST Services in the quarter ended February 28, 2002 were $37.4 million, compared to $36.2 million in the comparable quarter of the prior year, an increase of $1.2 million or 3.3%. The increase is primarily the result of the continuing positive overall business environment for tank repair and maintenance and new tank construction. Gross margin for the quarter ended February 28, 2002 of 5.1% was significantly less than the 13.8% produced for the quarter ended February 28, 2001 as a result of two large projects that had negative gross margins. One project experienced cost overruns due to under estimating field manhours, and the second project experienced cost overruns due to lower than expected labor productivity. Management has strengthened policy and procedures to incorporate a more stringent methodology into the estimating process and has taken actions to improve labor productivity on the second job. The losses taken in the third quarter reflect all losses anticipated for the duration of these jobs, which will be completed in the fourth quarter of fiscal 2002. The increased sales volumes offset by the gross margin decreases resulted in gross profit for the quarter ended February 28, 2002 of $1.9 million falling short of the $5.0 million for the quarter ended February 28, 2001 by $3.1 million, or 62.0%.

Selling, general and administrative costs as a percent of revenues was 7.6% in the quarter ended February 28, 2002, similar to the 7.7% in the quarter ended February 28, 2001.

Operating loss and loss before income tax expense for the quarter ended February 28, 2002 of $1.0 million and $0.4 million respectively, were significantly worse than the operating income and income before income tax expense of $2.2 million and $2.4 million respectively produced in the quarter ended February 28, 2001, primarily as the result of lower gross profits discussed above. Other income for the quarter ended February 28, 2002 includes $0.3 million for accrued interest related to litigation over a contested contract.

Construction Services 2002 vs. 2001
-----------------------------------

Gross revenues for Construction Services in the quarter ended February 28, 2002 were $6.1 million, compared to $4.7 million in the comparable quarter of the prior year, an increase of $1.4 million or 29.8%. The revenue increase is a result of continuing development efforts towards Matrix's core customer base. Gross margin for the quarter ended February 28, 2002 of 13.1% was significantly better than the 0.0% produced for the quarter ended February 28, 2001, again as a direct result of the increased business development efforts towards Matrix's core customer base which began last year. These margin increases along with the higher sales volumes resulted in gross profit for the quarter ended February 28, 2002 of $0.8 million being $0.8 million better than the $0.0 million for the quarter ended February 28, 2001.

Operating income and income before income tax expense for the quarter ended February 28, 2002 of $0.4 million and $0.6 million respectively, were better than the operating loss and loss before income taxes of $0.3 million and $0.4 million respectively produced in the quarter ended February 28, 2001, primarily as the result of higher gross profits discussed above.

Plant Services 2002 vs. 2001
----------------------------

Gross revenues for Plant Services in the quarter ended February 28, 2002 were $11.3 million compared to $8.5 million in the comparable quarter of the prior year, an increase of $2.8 million or 32.9%. The revenue increase is a result of stronger turnaround activity. Gross margin for the quarter ended February 28, 2002 of 16.8% was significantly better than the 8.2% produced for the quarter ended February 28, 2001 as a result of the higher level of turnaround activity this year versus last year and better fixed cost absorption associated with the higher volume of manhours. These margin increases along with the increased sales volume resulted in gross profit for the quarter ended February 28, 2002 of $1.9 million being $1.2 million, or 171.4% better than the $0.7 million in the quarter ended February 28, 2001.

Operating income and income before income tax expense for the quarter ended February 28, 2002 of $1.1 million and $1.1 million respectively, were better than the $0.2 million and $0.2 million respectively produced in the quarter ended February 28, 2001, primarily as the result of higher gross revenues and margins discussed above.

Other Services
--------------

Other services consist of Midwest Industrial Contractors, Inc. ("Midwest") (which was shut down in February 1998), Brown Steel Contractors, Inc. ("Brown") (which was sold in August 1999) and San Luis Tank Piping Construction Company, Inc. ("SLT") (which was shut down in April 2000). Activity for the three months ended February 28, 2002 consists mainly of $0.2 million of increased worker's compensation claims activity of these exited operations and $0.1 million in warranty work at SLT. These costs were offset by a $1.0 million gain on the settlement of litigation over a contested Midwest contract. The only activity for the three months ended February 28, 2001 consisted of increased worker's compensation claims activity of these exited operations.

Nine Months Ended February 28, 2002 Compared to Nine Months Ended February 28, 2001

AST Services 2002 vs. 2001
--------------------------

Gross revenues for AST Services for the nine months ended February 28, 2002 were $119.8 million, compared to $101.1 million in the comparable nine months of the prior year, an increase of $18.7 million or 18.5%. The revenue increase is a result of overall business environment continuing to be very positive. Gross margin for the nine months ended February 28, 2002 of 10.9% was worse than the 13.4% produced for the nine months ended February 28, 2001 primarily due to the two large projects that had negative gross margins in the third quarter of fiscal 2002. These increased sales volumes offset by the decreased margins resulted in gross profit for the nine months ended February 28, 2002 of $13.1 million falling short of the $13.5 million for the nine months ended February 28, 2001 by $0.4 million, or 3.0%.

Selling, general and administrative costs as a percent of revenues decreased to 6.9% in the nine months ended February 28, 2002 versus 7.9% in the nine months ended February 28, 2001. The resulting decrease was primarily due to better fixed cost absorption from a larger revenue base.

Operating income and income before income tax expense for the nine months ended February 28, 2002 of $4.7 million and $5.2 million respectively, were slightly worse than the $5.3 million and $5.5 million respectively produced for the nine months ended February 28, 2001, primarily as the result of lower gross profits discussed above. Other income for the nine months ended February 28, 2002 includes $0.3 million accrued interest related to litigation over a contested contract.

Construction Services 2002 vs. 2001
-----------------------------------

Gross revenues for Construction Services for the nine months ended February 28, 2002 were $16.0 million, compared to $13.5 million for the comparable nine months of the prior year, an increase of $2.5 million or 18.5%. This increase was due to increased business development efforts towards Matrix's core customer base which began last year. Gross margin for the nine months ended February 28, 2002 of 10.6% was significantly better than the 0.7% produced for the nine months ended February 28, 2001 as a direct result of higher margin construction projects and cost controls put in place last year. These margin increases along with the higher sales volumes resulted in gross profit for the nine months ended February 28, 2002 of $1.7 million being $1.6 million more than the $0.1 million in the nine months ended February 28, 2001.

Operating income and income before income tax expense for the nine months ended February 28, 2002 of $0.6 million and $0.7 million respectively, were significantly better than the operating loss and loss before income tax expense of $0.9 million and $1.1 million respectively, produced in the nine months ended February 28, 2001, primarily as the result of higher gross profits discussed above.

Plant Services 2002 vs. 2001
----------------------------

Gross revenues for Plant Services in the nine months ended February 28, 2002 were $21.5 million compared to $18.6 million in the comparable nine months of the prior year, an increase of $2.9 million or 15.6%. The revenue increase is a result of stronger turnaround activity this year versus last year. Gross margin for the nine months ended February 28, 2002 of 12.1% was significantly better than the 6.5% produced for the nine months ended February 28, 2001. This increase was due to a higher level of turnaround activity and a higher fixed cost absorption from a higher level of manhours worked. These margin improvements along with increased sales volume resulted in gross profit for the nine months ended February 28, 2002 of $2.6 million exceeding the $1.2 million for the nine months ended February 28, 2001 by $1.4 million, or 116.7%.

Operating income and income before income tax expense for the nine months ended February 28, 2002 of $0.6 million and $0.5 million respectively, were significantly better than the operating loss and loss before income tax expense of $0.2 million and $0.2 million respectively produced in the nine months ended February 28, 2001, primarily as the result of the gross revenues and margin improvements discussed above.

Other Services
--------------

Other services consist of Midwest, Brown and SLT. Activity for the nine months ended February 28, 2002 consists mainly of $0.4 million in increased environmental costs related to the remediation at Brown, $0.4 million of increased worker's compensation claims activity of these exited operations and $0.1 million in warranty work at SLT. These costs were offset by a $1.0 million gain on the settlement of litigation over a contested Midwest contract. Activity for the nine months ended February 28, 2001 consists mainly of $0.2 million in increased worker's compensation claims activity of these exited operations, and $0.3 million in warranty work at SLT.

Financial Condition & Liquidity

Matrix's cash and cash equivalent totaled approximately $2.2 million at February 28, 2002 and $0.8 million at May 31, 2001.

Matrix has financed its operations recently with cash from operations and from advances under a credit agreement. On September 26, 2001, Matrix amended its credit agreement with a commercial bank under which a total of $20.0 million may be borrowed on a revolving basis based on the level of Matrix's eligible receivables and cost in excess of billings. In addition, $5.9 million was borrowed as a term loan. Matrix can elect revolving loans which bear interest at a Prime Rate or a LIBOR-based option and mature on October 31, 2004. At February 28, 2002, $4.7 million was outstanding under the revolver at a prime interest rate of 3.625% with $15.3 million remaining in availability. Additionally, $5.7 million was outstanding under the term loan at a LIBOR interest rate of 3.86%. The agreement requires maintenance of certain financial ratios and limits the amount of additional borrowings and the payment of dividends. The credit facility is secured by all accounts receivable, inventory, intangibles, certain real property, and proceeds related thereto.

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

Operations of Matrix provided $5.6 million of cash for the nine months ended February 28, 2002 as compared with providing $1.8 million of cash for the nine months ended February 28, 2001, representing an increase of approximately $3.8 million. The increase was due primarily to an increase in net income coupled with decreased seasonal working capital needs in the current year as compared to the prior year.

Capital expenditures during the nine months ended February 28, 2002 totaled approximately $12.1 million. Of this amount, approximately $6.0 million was used in the construction of the Anaheim facility, $2.0 million was used in the construction of the Port of Catoosa facility, $1.2 million was used to purchase transportation equipment for field operations, and approximately $2.2 million was used to purchase welding, construction, and fabrication equipment. Matrix invested approximately $0.7 million in office equipment, computer hardware and software, furniture and fixtures during the period. Matrix has forecasted approximately $15.5 million for capital expenditures for fiscal 2002. Approximately $2.0 million of the forcasted amount would be used for construction of the Port of Catoosa facility, $0.9 million to purchase welding, construction, and fabrication equipment, and approximately $0.5 million would be used to purchase transportation equipment for field operations. Matrix signed a 40-year lease for a 50-acre facility planned in Tulsa, Oklahoma in order to consolidate Matrix's four facilities in the Tulsa market now containing fabrication, operations and administration. This consolidation should take 18 to 24 months at an estimated cost of approximately $11.0 million. The cost would be offset by the sale of the existing three owned facilities in Tulsa for approximately $5.4 million.

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

Outlook

Our business climate continues to be positive although we anticipate that the balance of the year's performance will be slightly below last year's fourth quarter results which included significant turnaround activity in the Plant Services segment.

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

Appropriate State of Georgia agencies have been notified of the findings and corrective and remedial actions have been completed, are currently underway, or plans for such actions have been submitted to the State of Georgia for approval on the remaining property. The current estimated total cost for cleanup and remediation is $2.1 million, $0.1 million of which remains accrued at February 28, 2002. Additional testing, however, could result in greater costs for cleanup and remediation than is currently accrued.

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

Matrix builds aboveground storage tanks and performs maintenance and repairs on existing aboveground storage tanks. A defect in the manufacturing of new tanks or faulty repair and maintenance on an existing tank could result in an environmental liability if the product stored in the tank leaked and contaminated the environment. Matrix currently has liability insurance with pollution coverage of $1.0 million, but the amount could be insufficient to cover a major claim. Matrix is currently involved in one claim which occurred before pollution coverage was obtained. The Company does not believe that its repair work was defective and is not liable for any subsequent environmental damage.

                                     PART II

                                OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K:  None.


                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MATRIX SERVICE COMPANY



Date:    April 11, 2002                     By:  /s/  Michael J. Hall
                                            ------------------------------------
                                                 Michael J. Hall, Vice
                                                 President-Finance signing on
                                                 behalf of the registrant and as
                                                 the registrant's chief
                                                 accounting officer.