Form 10-K
period 2002-06-30
MATRIX SERVICE CO
filed 2002-08-15
CIK 866273

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended May 31, 2002.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The approximate aggregate market value of the registrant's common stock (based upon the August 14, 2002 closing sale price of the common stock as reported by the NASDAQ National Market System) held by non-affiliates as of August 14, 2002 was approximately $54,925,896.

The number of shares of the registrant's common stock outstanding as of August 14, 2002 was 7,857,782 shares.

                       Documents Incorporated by Reference

Certain sections of the registrant's definitive proxy statement relating to the registrant's 2002 annual meeting of stockholders, which definitive proxy statement will be filed within 120 days of the end of the registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.

================================================================================

                               TABLE OF CONTENTS


                                     Part I

                                                                                                               Page
                                                                                                               ----
Item 1.    Business......................................................................................         1

Item 2.    Properties....................................................................................        11

Item 3.    Legal Proceedings.............................................................................        12

Item 4.    Submission of Matters to a Vote of Security Holders...........................................        12


                                                   Part II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.....................        13

Item 6.    Selected Financial Data.......................................................................        14

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........        15

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk....................................        22

Item 8.    Financial Statements and Supplementary Data...................................................        23

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........        46


                                                  Part III

Item 10.   Directors and Executive Officers of the Registrant............................................        46

Item 11.   Executive Compensation........................................................................        46

Item 12.   Security Ownership of Certain Beneficial Owners and Management................................        46

Item 13.   Certain Relationships and Related Transactions................................................        46


                                                   Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................        47

                                     PART I

Item 1.    Business

BACKGROUND

Matrix Service Company ("Matrix" or the "Company") provides specialized on-site maintenance and construction services for the petroleum, energy, manufacturing, industrial gas, transportation, chemical, food and processing industries. Matrix has three operating segments. Aboveground Storage Tank ("AST") Services include the maintenance, repair, construction and product sales of aboveground storage tanks; Plant Services, include maintenance contracts, "turnarounds" and safety services; and Construction Services, include turnkey, design build and general construction. Matrix also provides bundled services where two or more of its business units combine to provide a complete service to their customers. Customers use these services to expand their operation, improve operating efficiencies and to comply with stringent environmental and safety regulations.

The Company's principal executive offices are located at 10701 East Ute Street, Tulsa, Oklahoma 74116. Its telephone number is (918) 838-8822 and its fax number is (918) 838-8810. The Company's website address is www.matrixservice.com. Unless the context otherwise requires, all references herein to "Matrix" or the "Company" are to Matrix Service Company and/or its subsidiaries.

ABOVEGROUND STORAGE TANK (AST) SERVICES OPERATIONS

The Company's AST Services Operations include the engineering, fabrication, construction, repair, maintenance and products sales of ASTs. The repair and construction of these tanks incorporate devices that meet current federal and state air and water quality guidelines. These devices include secondary tank bottoms for containment of leaks, primary and secondary seals for floating roof tanks that reduce evaporation loss from the tank and water intrusion into the tank and many other fittings unique to the tank industry. The floating roof seals are marketed under the Company's Flex-A-Seal(R) and Flex-A-Span(R) trade names. The Company also markets a patented roof drain swivel, the Flex-A-Swivel(R) used for floating roof drains that remove water from open-top floating roof tanks.

AST Services Market and Regulatory Background

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

In January 1991, the API adopted industry standards for the maintenance, inspection and repair of existing ASTs (API 653). The API standards provide the industry with uniform guidelines for the periodic inspection, maintenance and repair of ASTs. The Company believes that these standards have resulted, and will continue to result, in an increased level of AST maintenance and repair on the part of many AST owners.

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

Manufacturing

The Company operates four fabrication facilities located in Oklahoma, California, and Pennsylvania. At the Tulsa Port of Catoosa, Oklahoma, the Company owns and operates a fabrication facility located on 13 acres of leased land. This facility has the capacity to fabricate new tanks, new tank components and all maintenance, retrofit and repair parts including fixed roofs, floating roofs, seal assemblies, shell plate and tank appurtenances. The Tulsa Port has transportation service via railroad and Mississippi River barge facilities in addition to the interstate highway system, making it economical to transport heavy loads of raw material and fabricated steel. This facility is qualified to perform services on equipment that requires American Society of Mechanical Engineer Code Stamps ("ASME codes"). In Bristol, Pennsylvania, the Company leases land and buildings and owns the equipment used in fabrication. This facility has the capacity to fabricate new tanks, new tank components, all maintenance, retrofit and repair parts including fixed roofs, floating roofs, shell plate and tank appurtenances. This facility is located close to the petrochemical industry which supplies the large population center of the Northeastern United States. At Bethlehem, Pennsylvania, the Company leases land and facilities and owns equipment used to fabricate aluminum floating roofs and seal systems. This facility has the capacity to fabricate new products or to provide repair and maintenance parts for existing aluminum floating roofs and seal systems. At Orange, California, the Company owns land, buildings and the equipment used in fabrication. This facility has the capacity to fabricate tank components, all maintenance, retrofit and repair parts including fixed roofs, floating roofs and seals. This facility is located close to the petrochemical industry which supplies the large population center of the Western United States.

Power Industry

Matrix has expanded its offering to the rapidly increasing power market by constructing tanks, stacks, ducting and turbine air inlet/outlet systems.

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

Plant Services Market Overview

According to the Oil and Gas Journal, the U.S. had 189 operating refineries at the beginning of 1985 and only 143 refineries in operation by the beginning of 2002. Yet despite the fact that there are fewer refineries, nameplate crude capacity has expanded. To ensure the operability, environmental compliance, efficiency and safety of their plants, refiners must maintain, repair or replace process equipment, operating machinery and piping systems on a regular basis. Major maintenance and capital projects require the shutdown of an operating unit, or in some cases, the entire refinery. In addition to routine maintenance, numerous repair and capital improvement projects are undertaken during a turnaround. Depending on the type, utilization rate, and operating efficiency of a refinery, turnarounds of a refinery unit typically occur at scheduled intervals ranging from six months to four years.

U.S. capacity in 1985 was approximately 15.1 million barrels per day and by 2002 this figure had grown to 16.6 million barrels per day. Many factors created this increase in crude input including refinery expansion and debottle-necking. With the domestic increase in demand for refined product, domestic refineries are operating at high utilization rates. Generally higher utilization rates mean more wear and tear on the processing units. With the consolidations and subsequent reductions in staff within the petroleum industry and the need for reliable maintenance either during the turn-around process or day-to-day maintenance, more reliance for performance is placed on service providers such as Matrix.

Matrix provides day-to-day maintenance including managing the maintenance force through reliability studies and other management tools. This continual effort to improve performance is in concert with the industry's desire to reduce operating cost. The day-to-day maintenance presence assists in the effort to obtain turn-around work when the refinery periodically shuts down for major repairs.

Plant Service Customer Offerings

The Company provides its customers with a competitive range of services as outlined below.

Turnaround Services

Effective plant shutdown and refinery turnaround management is achieved by a combination of factors. Over the years Matrix has successfully developed and implemented management requirements including:

..   Planning                            .  QA/QC Management
..   Subcontractor Management            .  Experienced Supervisors
..   Scheduling                          .  Teamwork
..   Safety Management                   .  Quality Control
..   Cost Control                        .  Inspection

Matrix utilizes the following Planning and Scheduling Software for turnarounds:

..   Primavera Finest Hour               .  Microsoft Project
..   Primavera P3 for Windows            .  CASP
..   Primavera Suretrak for Windows      .  TASC/MASC (Kurtz and Steel)
..   Teamwork (applicable modules)       .  SP - Impower

Additional Services:

..   Heater repair                       .  ASME Code Work
..   Blinding                            .  Exchanger Slab Management
..   Towers                              .  Fin Fan Retube and Repair Procurement
..   Vessels                             .  Cost Control
..   Exchangers                          .  Subcontractor Management
..   Valves                              .  QA/QC Services
..   Piping                              .  Safety Professionals

Maintenance Services

Matrix's maintenance services include on-going, routine maintenance, in addition to providing "quick response" to emergency situations. The Company recognizes that not only is a skilled daily maintenance workforce imperative to successful plant operation, but it can have a very positive impact on turnaround and other "non-routine" maintenance requirements. We believe our most successful projects come from locations where we have more than a transient presence. Maintenance services include:

..   Daily Maintenance Management        .  Asbestos and Lead Abatement
..   Multi Craft Workforce               .  Piping and Vessel Insulation
..   Pipe Fitting and Welding            .  Marine Terminal Maintenance
..   Machinist/Millwright                .  Exchanger Extraction and Tube Repairs

..  Instrumentation                .  Tower and Vessel Maintenance
..  Electrical                     .  Aboveground Storage Tank Maintenance


Maintenance Achievements:

..  Maintenance personnel reductions through the implementation of Maintenance
   Management Systems and Reliability Based Maintenance.
..  Maintenance Productivity Incentives.
..  Highly successful Safety and Quality Programs.

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

OTHER BUSINESS MATTERS

Customers and Marketing

The Company derives a significant portion of its revenues from performing construction and maintenance services for major integrated oil companies. In fiscal 2002, Chevron represented 13% of the Company's consolidated revenues and Amoco/Arco/BP accounted for 12% of consolidated revenues. The loss of any one of these major customers could have a material adverse effect on the Company. The Company also performs services for independent petroleum refining and marketing companies, architectural and engineering firms, the food industry, general contractors and several major petrochemical companies. The Company sold its products and services to approximately 340 customers during fiscal 2002.

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

Backlog

At May 31, 2002, the Company's AST Services, Plant Maintenance and Construction Services Divisions had an estimated backlog of work under contracts believed to be firm of approximately $72.0 million, as compared with an estimated backlog of approximately $62.8 million as of May 31, 2001. Virtually all of the projects comprising this backlog are expected to be completed within fiscal year 2003. Because many of the Company's contracts are performed within short time periods after receipt of an order, the Company does not believe that the level of its backlog is a meaningful indicator of its sales activity.

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

Raw Material Sources and Availability

The only significant raw material that the Company purchases is steel and steel pipe which is used primarily in the AST Services Division for new tank construction and tank repair and maintenance activities and construction services. The Company purchases its steel products from a number of suppliers located throughout the United States. In today's market environment, steel is readily available. The price and availability of steel historically has been volatile and there is no assurance that the current market conditions will remain unchanged in the future. Significantly higher steel prices or limited availability could have a negative impact on the Company's future operating performance.

Insurance

The Company maintains worker's compensation insurance, with statutory limits, general liability insurance and auto liability insurance in the primary amount of $1.0 million and pollution insurance in the primary amount of $5.0 million. The Company maintains an umbrella policy with coverage limits of $25.0 million in the aggregate. The Company also maintains policies to cover its equipment and other property with coverage limits of $32.8 million and policies for the course of construction with coverage limits of $6.0 million in the aggregate. Most of the Company's policies provide for coverage on an occurrence basis, not a "claims made" basis. The Company's liability policies are subject to certain deductibles, none of which is higher than $500,000. The Company maintains a performance and payment bonding line of $150.0 million. The Company also maintains a key-man life insurance policy covering its current CEO, and professional liability insurance.

Many of the Company's contracts require it to indemnify its customers for injury, damage or loss arising in connection with their projects, and provide for warranties of materials and workmanship. There can be no assurance that the Company's insurance coverage will protect it against the incurrence of loss as a result of such contractual obligations.

Employees

As of May 31, 2002, the Company employed 1,374 employees, of which 292 were employed in non-field positions and 1,082 in field or shop positions. Throughout fiscal year 2002, the Company employed a total of 3,170 employees in field or shop positions who worked on a project-by-project basis.

As of May 31, 2002, 172 of the 1,082 field or shop employees were covered by a collective bargaining agreement. The Company operates under two collective bargaining agreements through the Boilermakers Union - the NTL Agreement for Tank Construction Work and the Maintenance and Repair Agreement covering Tank Repair and Related Work. Both agreements provide the union employees with benefits including a Health and Welfare Plan, Pension Plan, National Annuity Trust, Apprenticeship Training, and a Wage and Subsistence Plan.

The Company has not experienced any significant strikes or work stoppages and has maintained high-quality relations with its employees.

Patents and Proprietary Technology

The Company holds two United States and one United Kingdom patents under the Flex-A-Span (R) trademark which covers a peripheral seal for floating roof tank covers. The United States patents expire in October, 2011 and August, 2008 and the United Kingdom patent expires in May, 2011. The Company holds a U.S. patent which covers its ThermoStor (R) diffuser system that receives, stores and dispenses both chilled and warm water in and from the same storage tank. The ThermoStor (R) patent expires in

March, 2010. The Company has developed the RS 1000 Tank Mixer (R) which controls sludge build-up in crude oil tanks through resuspension. The RS 1000 Tank Mixer
(R) patent expires in August, 2012. The Company has designed and developed the Flex-A-Swivel (R), a swivel joint for floating roof drain systems. The United States Patent expires in March, 2016. The Company holds a United States patent under the Flex-A-Seal (R) trademark which covers a seal for floating tank covers. The patent expires in June, 2008.

The Company holds a United States patent which covers a flexible fluid containment system marketed as the Valve Shield (R). The Valve Shield (R) captures and contains fluid leaking from pipe and valve connections. The Valve Shield (R) patent expires in December, 2017. The Company holds two patents in the United States and numerous foreign countries covering a full contact floating roof and a perimeter seal for internal aluminum floating roofs. The United States patents expire in May, 2015 and May, 2013, respectively. While the Company believes that the protection of its patents is important to its business, it does not believe that these patents are essential to the success of the Company.

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

Health and Safety Regulations. The operations of the Company are subject to the requirements of the Occupational Safety and Health Act ("OSHA") and comparable state laws. Regulations promulgated under OSHA by the Department of Labor require employers of persons in the refining and petrochemical industries, including independent contractors, to implement work practices, medical surveillance systems, and personnel protection programs in order to protect employees from workplace hazards and exposure to hazardous chemicals. In recognition of the potential for catastrophic accidents within refining and petrochemical facilities, OSHA has enacted very strict and comprehensive safety regulations. Regulations such as OSHA's Process Safety Management (PSM) standard require facility owners and their contractors to ensure that their employees are adequately trained regarding safe work practices and informed of known potential hazards. The Company has established comprehensive programs for complying with health and safety regulations. While the Company believes that it operates safely and prudently, there can be no assurance that accidents will not occur or that the Company will not incur substantial liability in connection with the operation of its business.

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

Appropriate State of Georgia agencies have been notified of the findings and corrective and remedial actions have been completed, are currently underway, or plans for such actions have been submitted to the State of Georgia for approval on the remaining property. The current estimated total cost for cleanup and remediation is $2.1 million, $0.1 million of which remains accrued at May 31, 2002. Additional testing, however, could result in greater costs for cleanup and remediation than is currently accrued.

Matrix closed or sold the business operations of its San Luis Tank Piping Construction Company, Inc. and West Coast Industrial Coatings, Inc. subsidiaries, which are located in California. Although Matrix does not own the land or building, it would be liable for any environmental exposure while operating at the facility, a period from June 1, 1991 to the present. At the present time, the environmental liability that could result from the testing is unknown, however, Matrix has purchased a pollution liability insurance policy with $5.0 million of coverage for all operations.

Matrix has other fabrication operations in Tulsa, Oklahoma; Bristol, Pennsylvania; and Orange, California which could subject the Company to environmental liability. It is unknown at this time if any such liability exists but based on the types of fabrication and other manufacturing activities performed at these facilities and the environmental monitoring that the Company undertakes, Matrix does not believe it has any material environmental liabilities at these locations.

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

Item 2.   Properties

The executive offices of the Company, located in Tulsa, Oklahoma, are housed in a 20,400 square foot facility owned by the Company, and currently held for sale. The Company owns a 69,600 square foot facility used for fabrication of tank and tank parts located on 13 acres of land leased from the Tulsa Port of Catoosa. An additional 50 acres of land has been leased from the Tulsa Port of Catoosa designated for relocation of the executive offices, the Tank Construction Division and the Tulsa Region offices and a new fabrication site. Currently the Tank Construction Division and Tulsa Regional office have relocated to the Port of Catoosa in a new 33,000 square foot facility and construction is in progress on the new 153,000 square foot fabrication facility.

The Company owns a 73,500 square foot facility located on 14 acres in Tulsa, Oklahoma, currently up for sale due to the relocation of the Tank Construction operation to the Tulsa Port of Catoosa. The Company also owns a 13,320 square foot facility in Temperance, Michigan for the Michigan regional operations; a 20,950 square foot facility in Houston, Texas for Houston regional operations; a 30,000 square foot facility located on 5.0 acres of owned land in Bellingham, Washington for the Plant and Construction Services Divisions; a 52,475 square foot facility located on 5.0 acres of owned land in Orange, California for the Western Division; and a 7,800 square foot facility located in Sarnia, Ontario, Canada for the Sarnia Division.

The Company owns a 132,000 square foot facility, located on 6.5 acres in Newnan, Georgia, which is being leased by Caldwell Tanks Inc., the buyer of Brown. This facility will be sold upon final environmental remediation as provided under the Asset Sales Agreement with Caldwell Tanks, Inc. which expires August 31, 2002.

The Company leases offices in Tulsa, Oklahoma; Bay Point, California; Bristol and Bethlehem, Pennsylvania and Newark, Delaware. The aggregate lease payments for these leases during fiscal 2002 were approximately $1.0 million. The Company believes that its facilities are adequate for its current operations.

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

                                        Fiscal Year            Fiscal Year
                                           2002                   2001
                                    ------------------     --------------------

                                       High       Low         High      Low
                                       ----       ---         ----      ---
                   First Quarter      $7.52      $6.00       $5.06     $4.63
                   Second Quarter      7.20       5.15        5.63      3.94
                   Third Quarter       8.00       6.58        6.75      5.06
                   Fourth Quarter     10.22       7.57        7.44      4.75

                                                               Fiscal Year
                                                                  2003
                                                           --------------------
                                                              High      Low
                                                              ----      ---
                   First Quarter (through August 14, 2002)   $9.50     $6.42

As of August 14, 2002 there were approximately 61 holders of record of the Common Stock. The Company believes that the number of beneficial owners of its Common Stock is substantially greater than 61.

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

Item 6. Selected Financial Data

The following table sets forth selected historical financial information for Matrix covering the five years ended May 31, 2002.

                                                               Matrix Service Company
                                                (In millions, except percentages and per share data)
                                       ----------------------------------------------------------------------
                                                                   Years Ended
                                       ----------------------------------------------------------------------
                                          2002          2001           2000           1999            1998
                                       ----------------------------------------------------------------------
Revenues                                 $222.5        $190.9         $193.8         $211.0          $225.4
Gross profit                               25.3          22.5           20.5           14.0            18.6
Gross profit %                             11.4%         11.8%          10.6%           6.6%            8.3%
Operating income (loss)*                    9.0           7.5            6.8          (11.5)          (16.3)
Operating income (loss) %                   4.0%          3.9%           3.5%          (5.5%)          (7.2%)
Pre-tax income / (loss)                     9.5           7.1            7.2          (12.6)          (17.3)
Net income / (loss)                         5.9           4.6            6.6          (12.6)          (11.6)
Net income / (loss) %                       2.7%          2.4%           3.4%          (6.0%)          (5.1%)
Earnings / (loss) per share-diluted         0.73          0.54           0.74          (1.34)          (1.22)
Equity per share-outstanding                7.66          6.99           6.29           5.56            6.80
Weighted average shares outstanding         8.1           8.5            9.0            9.4             9.5
Working capital                            25.8          23.8           19.4           25.7            41.1
Total assets                              101.2          83.7           78.3           88.2           112.7
Long-term debt                              9.3           3.5            0.0            5.5            13.1
Capital expenditures                       16.4           5.3            6.3            5.4             2.6
Stockholders' equity                       60.2          53.3           54.9           49.7            65.3
Total long-term debt to equity %           15.4%          6.6%           0.0%          11.1%           20.1%
Cash flow from operations                   8.7           6.0            8.4           16.7             3.0


*See Note 3 of the Notes to Consolidated Financial Statements regarding restructuring, impairment and abandonment costs included in operating income
(loss).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Matrix's financial statements are presented in accordance with generally accepted accounting principles. Highlighted below are the accounting policies that management considers significant to the understanding and operations of Matrix's business.

Revenue Recognition

Matrix records profits on long-term contracts on a percentage-of-completion basis on the cost-to-cost method. Contracts in process are valued at cost plus accrued profits less billings on uncompleted contracts. Contracts are generally considered substantially complete when field construction is completed. Matrix includes pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs, when Matrix determines that it is responsible for the procurement and management of such cost components on behalf of the customer.

Matrix has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. At May 31, 2002, a sensitivity analysis of these estimates indicated that a 5% change in total estimated contract revenues would result in a 60% change in gross profits on these jobs. Matrix has a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenues and contracts costs, and accordingly, does not believe these significant fluctuations would ever materialize. However, current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made through a contract write-down for the total loss anticipated. The elapsed time from award of a contract to completion of performance may be in excess of one year.

Claims Recognition

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. Matrix records claims in accordance with paragraph 65 of the American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by management's determination of the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor's performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded to the extent that contract costs relating to the claim have been incurred. The amounts recorded, if material, are disclosed in the notes to the financial statements. Costs attributable to claims are treated as costs of contract performance as incurred.

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

------------------------------------------------------------------------------------------------------------------------------------
                                                      Matrix Service Company
                                                   Annual Results of Operations
                                          ($ Amounts in millions, except per share data)
------------------------------------------------------------------------------------------------------------------------------------

                                                  AST         Construction        Plant                      Other       Combined
                                               Services         Services         Services       Total      Services*      Total
------------------------------------------------------------------------------------------------------------------------------------
Year ended May 31, 2002
Gross revenues                                  $166.8            $26.8           $30.9        $224.5      $  0.0        $224.5
Less:  Intersegment revenues                      (2.0)             0.0             0.0          (2.0)        0.0          (2.0)
Consolidated revenues                            164.8             26.8            30.9         222.5         0.0         222.5
Gross profit                                      18.7              2.9             3.7          25.3         0.0          25.3
Operating income                                   6.7              1.2             1.1           9.0         0.0           9.0
Income before income tax expense                   7.3              1.2             1.0           9.5         0.0           9.5
Net income                                         4.5              0.8             0.6           5.9         0.0           5.9
Earnings / per share - diluted                     0.55             0.10            0.08          0.73        0.0           0.73
Weighted average shares - diluted                                                                                         8,105

Year ended May 31, 2001
Gross revenues                                  $140.7            $18.4           $33.2        $192.3      $  0.0        $192.3
Less:  Intersegment revenues                      (1.2)            (0.2)            0.0          (1.4)        0.0          (1.4)
Consolidated revenues                            139.5             18.2            33.2         190.9         0.0         190.9
Gross profit (loss)                               18.9              0.2             3.4          22.5         0.0          22.5
Operating income (loss)                            7.9             (1.0)            1.2           8.1        (0.6)          7.5
Income (loss) before income tax expense            8.1             (1.6)            1.2           7.7        (0.6)          7.1
Net income (loss)                                  5.2             (1.0)            0.8           5.0        (0.4)          4.6
Earnings / (loss) per share - diluted             0.62             (0.12)           0.09          0.59       (0.05)         0.54
Weighted average shares - diluted                                                                                         8,519

Year ended May 31, 2000
Gross revenues                                  $131.9            $ 9.3           $34.3        $175.5      $ 19.1        $194.6
Less:  Intersegment revenues                      (0.1)             0.0             0.0          (0.1)       (0.7)         (0.8)
Consolidated revenues                            131.8              9.3            34.3         175.4        18.4         193.8
Gross profit (loss)                               17.4             (0.5)            3.2          20.1         0.4          20.5
Operating income (loss)                            8.0             (1.8)            1.3           7.5        (0.7)          6.8
Income (loss) before income tax expense            8.0             (1.5)            1.3           7.8        (0.6)          7.2
Net income (loss)                                  7.4             (1.5)            1.3           7.2        (0.6)          6.6
Earnings / (loss) per share - diluted              0.83            (0.17)           0.14          0.80       (0.06)         0.74
Weighted average shares - diluted                                                                                         8,993

Variances  2002 to 2001
Gross revenues                                  $ 26.1            $ 8.4           $(2.3)       $ 32.2      $  0.0        $ 32.2
Consolidated revenues                             25.3              8.6            (2.3)         31.6         0.0          31.6
Gross profit (loss)                               (0.2)             2.7             0.3           2.8         0.0           2.8
Operating income                                  (1.2)             2.2            (0.1)          0.9         0.6           1.5
Income (loss) before income tax expense           (0.8)             2.8            (0.2)          1.8         0.6           2.4
Net income (loss)                                 (0.7)             1.8            (0.2)          0.9         0.4           1.3

Variances  2001 to 2000
Gross revenues                                  $  8.8            $ 9.1           $(1.1)       $ 16.8      $(19.1)       $ (2.3)
Consolidated revenues                              7.7              8.9            (1.1)         15.5       (18.4)         (2.9)
Gross profit (loss)                                1.5              0.7             0.2           2.4        (0.4)          2.0
Operating income                                  (0.1)             0.8            (0.1)          0.6         0.1           0.7
Income (loss) before income tax expense            0.1             (0.1)           (0.1)         (0.1)        0.0          (0.1)
Net income (loss)                                 (2.2)             0.5            (0.5)         (2.2)        0.2          (2.0)

* Includes Municipal Water and FCCU Services

Results of Operations

Consolidated Overview

Matrix operates in three segments - AST Services, Construction Services and Plant Services. All operations are contained within these segments, therefore, significant fluctuations in gross revenues, gross profits, selling, general and administrative costs and operating income will be discussed below.

Other income in 2002 consists primarily of $0.4 million in reimbursed interest from a settlement of contract litigation. Other loss in 2001 consists primarily of a $0.2 million charge to write-off the remaining investment in a joint venture. Other income in 2000 consists primarily of $0.4 million in bad debt recoveries reserved in previous years.

The effective tax rates for the years ended May 31, 2002, 2001 and 2000 were 38%, 35% and 8%, respectively. The lower effective rates in 2001 and 2000 were the result of the utilization of tax loss carry forwards.

AST Services 2002 vs. 2001

Gross revenues for AST Services in 2002 were $166.8 million, an increase of $26.1 million or 18.6% over 2001. This increase is a result of the overall business environment continuing to be very positive. Gross margin for 2002 of 11.2% was worse than the 13.4% produced in 2001, primarily due to two large projects that had negative gross margins. One project experienced cost overruns due to underestimated field manhours, and the second project experienced cost overruns due to lower than expected labor productivity. Management has strengthened policies and procedures to incorporate a more stringent methodology into the estimating process and has taken actions to improve labor productivity on the second job. The increased sales volumes offset by the gross margin decreases resulted in a gross profit for 2002 of $18.7 million which was similar to that of 2001.

Selling, general and administrative costs as a percent of revenues decreased to 7.0% in 2002 vs. 7.6% in 2001. The resulting decrease was primarily due to better fixed cost absorption from a larger revenue base. However, total selling, general and administrative costs increased $1.1 million in 2002 vs. 2001 as a result of higher salary and health and welfare costs.

Operating income for 2002 of $6.7 million, or 4.0% as a percent of revenues was less than the $7.9 million, or 5.6% produced in 2001, primarily as a result of the lower gross margins and higher selling, general and administrative expense discussed above.

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

Construction Services 2002 vs. 2001

Gross revenues for Construction Services in 2002 were $26.8 million, an increase of $8.4 million or 45.7%. This increase was due to increased business development efforts towards Matrix's core customer base which began last year. Gross margin for 2002 of 10.8% was significantly better than the 1.1% produced in 2001, as a direct result of the higher margin construction projects and cost centers put in place last year. These margin increases, along with the higher sales volumes, resulted in a gross profit for 2002 of $2.9 million being $2.7 million more than the $0.2 million in 2001.

Selling, general and administrative expenses as a percent of revenues decreased to 6.5% in 2002 vs. 6.9% in 2001 primarily as a result of the fixed cost structure being spread over a larger revenue base in 2002 vs. 2001.

Operating income for 2002 of $1.2 million, or 4.5% as a percent of revenues was better than the operating loss of $1.0 million and (5.4%) produced in 2001, primarily as a result of higher gross profits discussed above.

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

Plant Services 2002 vs. 2001

Gross revenues for Plant Services in 2002 were $30.9 million, a decrease of $2.3 million or 6.9% over 2001. The decrease was due to lower routine maintenance activity in the current year. Gross margin for 2002 of 12.0% was better than the 10.2% produced in 2001 primarily as a result of the higher volume of turnaround work. These margin improvements resulted in gross profit for 2002 of $3.7 million which was an increase from 2001 gross profit of $3.4 million, or 8.8%.

Selling, general and administrative expenses as a percent of revenues increased to 8.2% in 2002 vs. 6.5% in 2001 primarily as a result of total costs in salary and health and welfare costs excluding the prior year amounts.

Operating income for 2002 of $1.1 million, or 3.6% as a percent of revenues was slightly less than the $1.2 million or 3.6% produced in 2001, as a direct result of higher gross profits offset by increased selling, general and administrative expenses.

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

Exited Operations

Fiscal Year 1999

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

In 1999, the Company recorded $9.8 million of restructuring, impairment and abandonment costs and reserves, related to the Brown sale and the San Luis exit plan.

Fiscal Year 2000

On August 31, 1999, the Company sold the assets and the business (municipal water services) of Brown to Caldwell Tanks, Inc. ("Caldwell") for $4.3 million cash and the assumption by the buyer of ongoing construction contracts ("Work-in-Process Contracts") and certain environmental liabilities of $0.4 million. Excluded from the assets sold were cash, accounts receivable, real estate and buildings and other miscellaneous assets. Included in the assets sold was all inventory of the subsidiaries, net of $0.7 million used as work-in-process. The cash amount paid at closing was subject to adjustment after the closing based upon the relationship of future billings and the cost to complete the Work-in-Process Contracts which was $1.9 million paid to the Company on October 7, 1999. The buyer entered into a three-year right to lease and an option to acquire the real estate and buildings at a specified price of $2.2 million, and is obligated to acquire, at the same specified price, if the Company is able to satisfy specified environmental clean-up measures within the three-year period. The estimated cost of the clean up was previously provided.

The Company agreed with the buyer not to compete in that business for 5 years. For the fiscal year ended May 31, 2000, Brown accounted for 6.3% of the Company's total revenues and 4.8% of the Company's total assets.

Based upon amounts paid and charged against the reserves for the year ended May 31, 2000, worker's compensation, general liability, and environmental amounts for the Brown operation were determined to be $1.0 million short of previously anticipated expenditures, resulting in an additional restructuring, impairment and abandonment charge.

In June 1999, notices were given as required under the WARN Act indicating that 100% of the workforce would be terminated and the Company announced that it would also pursue potential opportunities to sell the San Luis municipal water services. In January 2000, the Company sold at fair market value, resulting in no gain or loss, the assets of the coating operation, an affiliated company of San Luis, to existing management for $0.3 million. In April 2000, the remaining open contracts were completed and all operations were shutdown. This shutdown resulted in actual termination benefits paid approximating termination benefits accrued. Based upon amounts paid and charged against the reserves for the year ended May 31, 2000, the exit plan amounts were re-evaluated and reduced by $0.8 million. This reduction was a result of a favorable ruling in existing litigation, better than anticipated environmental findings, and reductions in worker's compensation and general liability reserves.

During fiscal 2000, Brown had operating losses of $0.9 million and San Luis had operating income of $0.6 million.

Fiscal Year 2001

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

In February of 2001, one of the two pieces of property that Caldwell was obligated to acquire was sold for $0.5 million, the carrying value of the real estate and building. Most environmental remediation was completed on the remaining piece of property and Caldwell's option to acquire the remaining property was reduced to $1.7 million.

Fiscal Year 2002

Matrix had no operating activities in Brown or SLT for the year ended May 31, 2002. Activity for the twelve months ended May 31, 2002 consists mainly of $0.4 million in increased environmental costs related to the remediation at Brown, $0.5 million of increased worker's compensation claims activity of these exited operations and $0.1 million in warranty work at SLT. These costs were offset by a $1.0 million gain on the settlement of litigation over a contested contract.

Financial Condition & Liquidity

Matrix's cash and cash equivalent totaled approximately $0.8 million at May 31, 2002 and $0.8 million at May 31, 2001.

Matrix has financed its operations recently with cash from operations and from advances under a credit agreement. On September 26, 2001, the Company amended its credit agreement with a commercial bank under which a total of $20.0 million may be borrowed on a revolving basis based on the level of the Company's eligible receivables and costs in excess of billings. Matrix can elect revolving loans which bear interest on a prime or LIBOR-based option and mature on October 31, 2004. At May 31, 2002, $4.0 million was outstanding under the revolver at a LIBOR interest rate of 2.84% with $16.0 million remaining in availability with $4.8 million utilized by outstanding letters of credit which mature from 2003 to 2004. The agreement requires maintenance of certain financial ratios, limits the amount of additional borrowings and prohibits the payment of dividends. The credit facility is secured by all accounts receivable, inventory, intangibles, and proceeds related thereto.

In fiscal 2002, the Company also borrowed $5.9 million under a term loan that matures June 6, 2006. The term loan is secured by a mortgage on certain facilities under construction at the Port of Catoosa in Oklahoma. The term loan bears interest at LIBOR + 1.5%.

Effective June 1, 2001, the Company entered into an interest rate swap agreement for an initial notional amount of $6 million with a commercial bank, effectively providing a fixed interest rate of 7.23% for the five year period on the term note. The company will pay 7.23% and receive LIBOR +1.5%, calculated on the notional amount. Net receipt or payments under the agreement will be recognized as an adjustment to interest expense. The related debt was initially drawn under the credit agreement revolving loan, and was rolled into the term loan on September 26, 2001. At May 31, 2002 the balance on the term loan stands at $5.6 million at a LIBOR interest rate of 3.89%. The swap agreement expires in 2006. If LIBOR decreases, interest payments received and the market value of the swap position decrease.

Operations of Matrix provided $8.7 million of cash for the twelve months ended May 31, 2002 as compared with providing $6.0 million of cash for the twelve months ended May 31, 2001, representing an increase of approximately $2.7 million. The increase was due primarily to an increase in net income coupled with decreased working capital needs in the current year as compared to the prior year.

Capital expenditures during the twelve months ended May 31, 2002 totaled approximately $16.4 million. Of this amount $6.9 has been used in the construction of the offices and fabrication facility in Orange County, California and $3.8 million in the construction of the Tank, Tulsa Regional and Fabrication facilities at the Tulsa Port of Catoosa location. Other 2002 capital expenditures include $1.4 million for purchase of transportation equipment for field operations, $3.2 million for purchase of welding, construction and fabrication equipment and approximately $1.1 million for office equipment, furniture and fixtures. $15.8 million dollars has been budgeted for total capital expenditures for fiscal 2003 of which $7.3 million is included for the Tulsa Port of Catoosa construction.

Matrix believes that its existing funds, amounts available from borrowing under its existing credit agreement and cash generated by operations will be sufficient to meet the working capital needs through fiscal 2003 and for the foreseeable time thereafter unless significant expansions of operations not now planned are undertaken, in which case Matrix would need to arrange additional financing as a part of any such expansion.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Matrix's interest rate risk exposure primarily results from its debt portfolio which is influenced by short-term rates, primarily Prime Rate and LIBOR-Based borrowings under its credit agreement. To mitigate the impact of fluctuations in interest rates, Matrix utilizes interest-rate swaps to change the ratio of its fixed and variable rate debt portfolio based on Management's assessment of future interest rates, volatility of the yield curve and Matrix's ability to access the capital markets as necessary. The following table provides information about Matrix's term debt and interest rate swap that is subject to interest rate risk. For term debt, the table presents principal cash flows and weighted-average interest rates by expected maturity dates. For the interest-rate swap, the table presents notional amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the interest rate swap.

-----------------------------------------------------------------------------------------------------------------------------
           (Amounts in 000's)                2002         2003       2004        2005        2006    Fair Value May 31, 2002
-----------------------------------------------------------------------------------------------------------------------------
Interest rate swap:
-----------------------------------------------------------------------------------------------------------------------------
Notional amount                             $ 5,600     $ 5,200     $ 4,800     $ 4,400      $   0           $ (280)
-----------------------------------------------------------------------------------------------------------------------------
Pay rate                                       7.23%       7.23%       7.23%       7.23%      7.23%            7.23%
-----------------------------------------------------------------------------------------------------------------------------
Receive rate *
-----------------------------------------------------------------------------------------------------------------------------
* 30-day LIBOR (London Interbank Offer Rate) plus 150 basis points
-----------------------------------------------------------------------------------------------------------------------------

Matrix also utilizes a $20 million revolving credit facility for which interest-rate swaps are not utilized. Therefore, short-term interest rate changes could have an impact on future interest expense on amounts outstanding on the credit facility. At May 31, 2002, $4.0 million was outstanding on the revolver at an interest rate of 2.84% based on LIBOR + 1.0%.

Foreign Currency Risk

Matrix has a subsidiary company whose operations are located in Canada, whose functional currency is the local currency. Historically, results have not been significantly impacted by movements in the foreign currency exchange rate. However, these investments do have the potential to impact Matrix's financial position, due to fluctuations in the local currencies arising from the process of translating the local functional currency into the U.S. dollar. Management has not entered into derivative instruments to hedge the foreign currency risk. A 10% change in the respective functional currency against the U.S. dollar would not have had a material impact on the financial results of the Company for the year ended May 31, 2002.

Item 8.    Financial Statements and Supplementary Data

Financial Statements of the Company

               Report of Independent Auditors                                                   24

               Consolidated Balance Sheets as of May 31, 2002 and 2001.                         25

               Consolidated Statements of Income for the years ended
                  May 31, 2002, 2001, and 2000.                                                 27

               Consolidated Statements of Changes in Stockholders' Equity
                  for the years ended May 31, 2002, 2001, and 2000.                             28

               Consolidated Statements of Cash Flows for the years ended
                  May 31, 2002, 2001 and 2000.                                                  29

               Notes to Consolidated Financial Statements                                       31

               Quarterly Financial Data (Unaudited)                                             44

               Schedule II - Valuation and Qualifying Accounts                                  45


Financial Statement Schedules

The following financial statement schedule is filed as a part of this report under "Schedule II" immediately preceding the signature page: Schedule II - Valuation and Qualifying Accounts for the three fiscal years ended May 31, 2002, 2001 and 2000. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

                         Report of Independent Auditors


The Stockholders and Board of Directors
Matrix Service Company

We have audited the accompanying consolidated balance sheets of Matrix Service Company as of May 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended May 31, 2002. Our audits also included the financial statement schedule listed in the Index under Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matrix Service Company at May 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2002, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                /s/ Ernst & Young LLP


Tulsa, Oklahoma
August 14, 2002

                             Matrix Service Company

                           Consolidated Balance Sheets

                                                               May 31
                                                       2002              2001
                                                  -----------------------------
                                                          (In Thousands)

Assets
Current assets:
    Cash and cash equivalents                       $     826         $    835
    Accounts receivable, less allowances
       (2002 - $242, 2001 - $375)                      35,209           29,184
    Costs and estimated earnings in excess of
       billings on uncompleted contracts               13,096           12,951
    Inventories                                         2,815            2,772
    Income tax receivable                                 359                -
    Deferred income taxes                                 348              442
    Prepaid expenses                                    2,267            2,573
                                                  -----------------------------
Total current assets                                   54,920           48,757


Property, plant and equipment, at cost:
    Land and buildings                                 15,452           10,108
    Construction equipment                             22,312           19,550
    Transportation equipment                            8,719            7,560
    Furniture and fixtures                              5,269            4,841
    Construction in progress                            5,912            2,306
                                                  -----------------------------
                                                       57,664           44,365
    Accumulated depreciation                           25,242           22,507
                                                  -----------------------------
                                                       32,422           21,858

Goodwill, net of accumulated amortization
    (2002 - $2,777, 2001 - $2,427)                     10,929           11,258

Other assets                                            2,919            1,848
                                                  -----------------------------
Total assets                                        $ 101,190         $ 83,721
                                                  =============================

                             Matrix Service Company

                           Consolidated Balance Sheets

                                                                                                 May 31
                                                                                         2002              2001
                                                                                   ------------------------------------
                                                                                             (In Thousands)
Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                                                                     $  12,954         $ 10,229
    Billings on uncompleted contracts in excess
       of costs and estimated earnings                                                       9,108            7,148
    Accrued insurance                                                                        2,086            2,362
    Accrued environmental reserves                                                              92              471
    Income tax payable                                                                         210              400
    Other accrued expenses                                                                   4,072            4,307
    Current portion of long-term debt                                                          589                -
                                                                                   ------------------------------------
Total current liabilities                                                                   29,111           24,917

Long-term debt                                                                               9,291            3,515

Deferred income taxes                                                                        2,588            1,983

Stockholders' equity:
    Common stock - $.01 par value; 30,000,000
       shares authorized; 9,642,638
       shares issued in 2002 and 2001                                                           96               96
    Additional paid-in capital                                                              51,868           51,596
    Retained earnings                                                                       18,126           12,245
    Accumulated other comprehensive loss                                                      (894)            (813)
                                                                                   ------------------------------------
                                                                                            69,196           63,124
    Less treasury stock, at cost -1,784,856 and
       2,021,972 shares in 2002 and 2001 respectively                                       (8,996)          (9,818)
                                                                                   ------------------------------------
Total stockholders' equity                                                                  60,200           53,306
                                                                                   ------------------------------------
Total liabilities and stockholders' equity                                               $ 101,190         $ 83,721
                                                                                   ====================================

See accompanying notes.

                             Matrix Service Company

                        Consolidated Statements of Income

                                                                                        Year ended May 31
                                                                               2002           2001             2000
                                                                     ------------------------------------------------------
                                                                                   (In thousands, except share
                                                                                       and per share amounts)
Revenues                                                                  $  222,506        $ 190,901        $ 193,753
Cost of revenues                                                             197,248          168,390          173,269
                                                                     ------------------------------------------------------
Gross profit                                                                  25,258           22,511           20,484
Selling, general and administrative expenses                                  16,004           14,081           12,993
Goodwill and noncompete amortization                                             341              353              484
Restructuring, impairment and abandonment costs                                  (45)             608              180
                                                                     ------------------------------------------------------
Operating income                                                               8,958            7,469            6,827

Other income (expense):
    Interest expense                                                            (255)            (407)            (368)
    Interest income                                                               37              177               77
    Other                                                                        748             (179)             660
                                                                     ------------------------------------------------------

Income before income taxes                                                     9,488            7,060            7,196

Provision for federal, state and
    foreign income taxes                                                       3,607            2,480              580
                                                                     ------------------------------------------------------
Net income                                                                $    5,881        $   4,580        $   6,616
                                                                     ======================================================

Basic earnings per common share                                           $     0.76        $    0.55        $    0.75
                                                                     ======================================================

Diluted earnings per common share                                         $     0.73        $    0.54        $    0.74
                                                                     ======================================================

Weighted average common shares outstanding:

      Basic                                                                7,718,688        8,334,383        8,872,847
      Diluted                                                              8,104,957        8,518,738        8,992,819

See accompanying notes.

                             Matrix Service Company

           Consolidated Statements of Changes in Stockholders' Equity

                                                                                                Accumulated
                                                   Additional                                      Other
                                        Common      Paid-In      Retained     Treasury         Comprehensive
                                        Stock       Capital      Earnings       Stock               Loss                Total
                                                                                          Translation   Derivative
                                        ---------------------------------------------------------------------------------------
Balances, May 31, 1999                  $   96      $ 51,596     $ 1,567      $(2,989)         $(555)     $   -        $ 49,715
    Net income                               -             -       6,616            -              -          -           6,616
    Other comprehensive income
        Translation adjustment               -             -           -            -           (138)         -            (138)
    Comprehensive income                                                                                                  6,478
    Purchase of treasury stock
      (288,000 shares)                       -             -           -       (1,354)             -          -          (1,354)
    Exercise of stock options
      (67,078 shares)                        -             -        (398)         462              -          -              64
                                        ---------------------------------------------------------------------------------------
Balances, May 31, 2000                      96        51,596       7,785       (3,881)          (693)         -          54,903
    Net income                               -             -       4,580            -              -          -           4,580
    Other comprehensive income
        Translation adjustment               -             -           -            -           (120)         -            (120)
    Comprehensive income                                                                                                  4,460
    Purchase of treasury stock
       (1,166,400 shares)                    -             -           -       (6,376)             -          -          (6,376)
    Exercise of stock options
      (62,800 shares)                        -             -        (120)         439              -          -             319
                                        ---------------------------------------------------------------------------------------
Balances, May 31, 2001                      96        51,596      12,245       (9,818)          (813)         -          53,306
    Net income                               -             -       5,881            -              -          -           5,881
    Other comprehensive income
        Translation adjustment               -             -           -            -             93          -              93
        Derivative activity (net of
        $106 in tax)                         -             -           -            -              -       (174)           (174)
    Comprehensive income                                                                                                  5,800
    Exercise of stock options
      (237,116 shares)                       -           272           -          822              -          -           1,094
                                        ---------------------------------------------------------------------------------------
Balances, May 31, 2002                  $   96      $ 51,868     $18,126      $(8,996)         $(720)     $(174)       $ 60,200
                                        ---------------------------------------------------------------------------------------



See accompanying notes.

Matrix Service Company

                      Consolidated Statements of Cash Flows

                                                                                    Year ended May 31
                                                                         2002             2001              2000
                                                                  ------------------------------------------------------
                                                                                     (In Thousands)
Operating activities
Net income                                                        $        5,881      $      4,580      $     6,616
Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation and amortization                                       4,980             4,540            3,894
       Deferred income tax                                                   805             1,541                -
       Gain on sale of equipment                                             (79)             (200)             (76)
       Noncash write-off of joint venture                                      -               529                -
       Changes in operating assets and
          liabilities increasing (decreasing)
          cash, net of effects of acquisitions:
              Accounts receivable                                         (6,025)           (4,996)           9,280
              Costs and estimated earnings
                 in excess of billings on
                 uncompleted contracts                                      (145)           (1,922)          (3,540)
              Inventories                                                    (43)              277              929
              Prepaid expenses                                               306               (14)          (1,508)
              Accounts payable                                             2,725             1,470           (1,046)
              Billings on uncompleted
                 contracts in excess of costs
                 and estimated earnings                                    1,960             2,010           (2,218)
              Accrued expenses                                            (1,170)           (1,932)          (3,986)
              Income taxes receivable/payable                               (549)              134               63
              Other                                                           82               (25)               7
                                                                  ------------------------------------------------------
Net cash provided by operating activities                                  8,728             5,992            8,415

Investing activities
Acquisition of property, plant and equipment                             (16,432)           (5,277)          (6,316)
Acquisitions net of cash acquired                                              -                 -             (851)
Proceeds from sale of exited operations                                        -               480            6,805
Investment in joint venture                                                    -              (250)            (279)
Proceeds from other investing activities                                     160               700               36
                                                                  ------------------------------------------------------
Net cash used in investing activities                             $      (16,272)     $     (4,347)     $      (605)

                             Matrix Service Company

                                                                                    Year ended May 31
                                                                         2002             2001              2000
                                                                  ------------------------------------------------------
                                                                                     (In Thousands)
Financing activities
Issuance of common stock                                              $    1,094        $      319       $       64
Purchase of treasury stock                                                     -            (6,376)          (1,354)
Advances under bank credit agreement                                     111,480            65,660           49,760
Repayments of bank credit agreement                                     (105,115)          (62,161)         (57,260)
Repayment of other notes                                                       -                (6)             (91)
                                                                  ------------------------------------------------------
Net cash provided by/(used in) financing activities                        7,459            (2,564)          (8,881)
Effect of exchange rate changes on cash                                       76               (52)             (95)
                                                                  ------------------------------------------------------
Net decrease in cash and cash equivalents                                     (9)             (971)          (1,166)
Cash and cash equivalents, beginning of year                                 835             1,806            2,972
                                                                  ------------------------------------------------------
Cash and cash equivalents, end of year                                $      826        $      835       $    1,806
                                                                  ======================================================

Supplemental disclosure of cash flow information:
      Cash paid during the period for:
         Income taxes                                                 $    2,992        $      951       $      475
         Interest                                                            567               249              370


See accompanying notes.

                             Matrix Service Company

                   Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Organization and Basis of Presentation

The consolidated financial statements present the accounts of Matrix Service Company and its subsidiaries (collectively referred to as the "Company"). Subsidiary companies include Matrix Service, Inc., ("MSI"), Matrix Service Mid-Continent ("Mid-Continent"), Matrix Service, Inc. - Canada ("Canada"), San Luis Tank Piping Construction, Inc. and Affiliates ("San Luis"), Brown Steel Contractors, Inc. and Affiliates ("Brown"), and Midwest Industrial Contractors, Inc. ("Midwest"). In 1999 Matrix sold the assets and business of Brown and in 2000, Matrix shutdown San Luis (see Note 3). Intercompany transactions and balances have been eliminated in consolidation.

The Company operates primarily in the United States and has operations in Canada. The Company's industry segments are Aboveground Storage Tank (AST) Services, Construction Services, Plant Services, and Other Services.

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

Additional contract revenue from claims is recognized when it is probable the claims will result in additional contract revenue and the amount can be reliably estimated. Costs attributable to claims are treated as costs of contract performance as incurred.

Depreciation and Amortization

Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets. Goodwill and noncompete agreements are being amortized over 40 and 3 to 5 years, respectively, using the straight-line method. Goodwill represents the excess of cost over fair value of assets of businesses acquired. See New Accounting Standards for impact of SFAS No. 142, "Goodwill and Other Intangible Assets."

                             Matrix Service Company

                   Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

The Company evaluates the long-lived assets and intangibles, including goodwill, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets used in operations may not be recoverable. The determination of whether an impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.

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

Earnings per Common Share

Basic earnings per common share is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes in average shares outstanding employee stock options which are dilutive (386,269 shares, 184,355 shares and 119,972 shares in 2002, 2001 and 2000, respectively).

Stock Option Plans

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

Derivative Instruments and Hedging Activities

On June 1, 2001, Matrix adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." All derivatives are reflected at their fair value in the Consolidated Balance Sheet as of May 31, 2002. Derivative instruments held by Matrix consist of an interest rate swap agreement.

                             Matrix Service Company

                   Notes to Consolidated Financial Statements

The accounting for changes in the fair value of a derivative depends upon whether it has been designated in a hedging relationship and, further, on the type of hedging relationship. To qualify for designation in a hedging relationship, specific criteria must be met and the appropriate documentation maintained. Hedging relationships are established pursuant to Matrix risk management policies and are initially and regularly evaluated to determine whether they are expected to be, and have been, highly effective hedges. If a derivative ceases to be a highly effective hedge, hedge accounting is discontinued prospectively, and future changes in the fair value of the derivative are recognized in earnings each period. Changes in the fair value of derivatives not designated in a hedging relationship are recognized in earnings each period.

For derivatives designated as a hedge of a forecasted transaction or of the variability of cash flows related to a recognized asset or liability (cash flow hedges), the effective portion of the change in fair value of the derivative is reported in other comprehensive income and reclassified into earnings in the period in which the hedged item affects earnings. Amounts excluded from the effectiveness calculation and any ineffective portion of the change in fair value of the derivative are recognized currently in earnings. Gains or losses deferred in accumulated other comprehensive income associated with terminated derivatives and derivatives that cease to be highly effective hedges remain in accumulated other comprehensive income until the hedged item affects earnings. Forecasted transactions designated as the hedged item in a cash flow hedge are regularly evaluated to assess whether they continue to be probable of occurring. If the forecasted transaction is no longer probable of occurring, any gain or loss deferred in accumulated other comprehensive income is recognized in earnings currently.

Matrix entered into interest-rate swap agreements to modify the interest characteristics of its long-term debt. These agreements were designated with all or a portion of the principal balance and term of specific debt obligations. These agreements involved the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates without an exchange of the notional amount upon which the payments are based. The difference to be paid or received is accrued and recognized as an adjustment of interest accrued. Gains and losses from terminations of interest-rate swap agreements are deferred and amortized as an adjustment of the interest expense on the outstanding debt over the remaining original term of the terminated swap agreement. In the event the designated debt is extinguished, gains and losses from terminations of interest-rate swap agreements are recognized into income.

New Accounting Standards

The Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. SFAS No. 141 establishes accounting and reporting standards for business combinations and requires all business combinations to be accounted for by the purchase method. The Statement is effective for all business combinations initiated after June 30, 2001, and any business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS No. 142 addresses accounting and reporting standards for goodwill and other intangible assets. Under the provisions of this Statement, goodwill and intangible assets with indefinite useful lives are no longer amortized, but will be tested annually for impairment. Matrix applied the new rules on accounting for goodwill and other intangible assets beginning June 1, 2002. Application of the nonamortization provisions of the Statement will not materially impact the comparability of the Consolidated Statement of Operations. During the first quarter of fiscal 2003, Matrix began the initial impairment tests of goodwill as of June 1, 2002. Preliminary results of these tests have indicated that there will not be a significant unfavorable impact of adopting this standard; however, all tests have not been completed.

The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in October, 2001. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and amends Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement retains the basic framework of SFAS No. 121, resolves certain implementation issues of SFAS No. 121, extends applicability to discontinued operations, and broadens the presentation of

                             Matrix Service Company

                   Notes to Consolidated Financial Statements

discontinued operations to include a component of an entity. The Statement is being applied prospectively, beginning June 1, 2002. Initial adoption of the Statement did not have any impact on Matrix results of operations or financial position.

2. Joint Venture

In March 2000, the Company entered into a joint venture partnership agreement for the construction of a pulp and paper project. The joint venture is accounted for under the equity method. In May 2001, the joint venture became impaired and Matrix fully reserved the net investment amount. Trade receivables includes a $1.3 million balance from this affiliated joint venture which is believed to be fully recoverable. The joint venture is currently in litigation with the owner of the pulp and paper project, and has indicated recoveries sought are in excess of the payable to Matrix.

3. Restructuring, Impairment and Abandonment Costs

Fiscal Year 1999

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

In 1999, the Company recorded $9.8 million of restructuring, impairment and abandonment costs and reserves, related to the Brown sale and the San Luis exit plan.

Fiscal Year 2000

On August 31, 1999, the Company sold the assets and the business (municipal water services) of Brown to Caldwell Tanks, Inc. ("Caldwell") for $4.3 million cash and the assumption by the buyer of ongoing construction contracts ("Work-in-Process Contracts") and certain environmental liabilities of $0.4 million. Excluded from the assets sold were cash, accounts receivable, real estate and buildings and other miscellaneous assets. Included in the assets sold was all inventory of the subsidiaries, net of $0.7 million used as work-in-process. The cash amount paid at closing was subject to adjustment after the closing based upon the relationship of future billings and the cost to complete the Work-in-Process Contracts which was $1.9 million paid to the Company on October 7, 1999. The buyer entered into a three-year right to lease and an option to acquire the real estate and buildings at a specified price of $2.2 million, and is obligated to acquire, at the same specified price, if the Company is able to satisfy specified environmental clean-up measures within the three-year period. The estimated cost of the clean up was previously provided.

The Company agreed with the buyer not to compete in that business for 5 years. For the fiscal year ended May 31, 2000, Brown accounted for 6.3% of the Company's total revenues and 4.8% of the Company's total assets.

Based upon amounts paid and charged against the reserves for the year ended May 31, 2000, worker's compensation, general liability, and environmental amounts for the Brown operation were determined to

                             Matrix Service Company

                   Notes to Consolidated Financial Statements

3. Restructuring, Impairment and Abandonment Costs (continued)

be $1.0 million short of previously anticipated expenditures, resulting in an additional restructuring, impairment and abandonment charge.

In June 1999, notices were given as required under the WARN Act indicating that 100% of the workforce would be terminated and the Company announced that it would also pursue potential opportunities to sell the San Luis municipal water services. In January 2000, the Company sold at fair market value, resulting in no gain or loss, the assets of the coating operation, an affiliated company of San Luis, to existing management for $0.3 million. In April 2000, the remaining open contracts were completed and all operations were shutdown. This shutdown resulted in actual termination benefits paid approximating termination benefits accrued. Based upon amounts paid and charged against the reserves for the year ended May 31, 2000, the exit plan amounts were re-evaluated and reduced by $0.8 million. This reduction was a result of a favorable ruling in existing litigation, better than anticipated environmental findings, and reductions in worker's compensation and general liability reserves.

During fiscal 2000, Brown had operating losses of $0.9 million and San Luis had operating income of $0.6 million.

Fiscal Year 2001

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

In February of 2001, one of the two pieces of property that Caldwell was obligated to acquire was sold for $0.5 million, the carrying value of the real estate and building. Most environmental remediation was completed on the remaining piece of property and Caldwell's option to acquire the remaining property was reduced to $1.7 million.

Fiscal Year 2002

Matrix had no operating activities in Brown or SLT for the year ended May 31, 2002. Activity for the twelve months ended May 31, 2002 consists mainly of $0.4 million in increased environmental costs related to the remediation at Brown, $0.5 million of increased worker's compensation claims activity of these exited operations and $0.1 million in warranty work at SLT. These costs were offset by a $1.0 million gain on the settlement of litigation over a contested contract.

As a result of these restructuring and closing operations, the Company recorded the following charges:

                                                         May 31
                                              2002         2001        2000
                                           -------------------------------------
                                                      (In Thousands)
        Legal Settlement                      (996)           -            -
        Environmental Reserves                 377          216          (32)
        Other Reorganization Costs             574          392          212
                                           -------------------------------------
        Restructuring, impairment and
            abandonment costs                  (45)    $    608       $  180
                                           =====================================

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

                                                                  May 31
                                                            2002         2001
                                                          --------------------
                                                             (In Thousands)
      Costs incurred and estimated earnings
          recognized on uncompleted contracts             $259,516    $149,844
      Billings on uncompleted contracts                    255,528     144,041
                                                          --------------------
                                                          $  3,988    $  5,803
                                                          ====================
      Shown on balance sheet as:
          Costs and estimated earnings in excess
             of billings on uncompleted contracts         $ 13,096    $ 12,951
          Billings on uncompleted contracts in
             excess of costs and estimated earnings          9,108       7,148
                                                          --------------------
                                                          $  3,988    $  5,803
                                                          ====================

Approximately $4.9 million and $2.4 million of accounts receivable at May 31, 2002 and 2001, respectively, relate to billed retainages under contracts.

5. Long-Term Debt

Long-term debt consists of the following:

                                                                  May 31
                                                             2002        2001
                                                          --------------------
                                                              (In Thousands)
      Borrowings under bank credit facility:
          Revolving credit facility                       $  4,000    $  3,515
          Term note                                          5,600           -
          Interest rate swap liability                         280           -
                                                          --------------------
                                                          $  9,880    $  3,515
      Less current portion
          Term note                                            400           -
          Interest rate swap liability                         189           -
                                                          --------------------
                                                          $  9,291    $  3,515
                                                          ====================

On September 26, 2001, the Company amended its credit agreement with a commercial bank under which a total of $20.0 million may be borrowed on a revolving basis based on the level of the Company's eligible receivables and costs in excess of billings. Matrix can elect revolving loans which bear interest on a prime or LIBOR-based option and mature on October 31, 2004. At May 31, 2002, $4.0 million was outstanding under the revolver at a LIBOR interest rate of 2.84% with $16.0 million remaining in availability with $4.8 million utilized by outstanding letters of credit which mature from 2003 to 2004. The agreement requires maintenance of certain financial ratios, limits the amount of additional borrowings and prohibits the payment of dividends. The credit facility is secured by all accounts receivable, inventory, intangibles, and proceeds related thereto.

                             Matrix Service Company

                   Notes to Consolidated Financial Statements

5. Long-Term Debt (continued)

In fiscal 2002, the Company also borrowed $5.9 million under a term loan that matures June 6, 2006. The term loan is secured by a mortgage on certain facilities under construction at the Port of Catoosa in Oklahoma. The term loan bears interest at LIBOR + 1.5%.

Effective June 1, 2001, the Company entered into an interest rate swap agreement for an initial notional amount of $6 million with a commercial bank, effectively providing a fixed interest rate of 7.23% for the five year period on the term note. The company will pay 7.23% and receive LIBOR +1.5%, calculated on the notional amount. Net receipt or payments under the agreement will be recognized as an adjustment to interest expense. The related debt was initially drawn under the credit agreement revolving loan, and was rolled into the term loan on September 26, 2001. At May 31, 2002 the balance on the term loan stands at $5.6 million at a LIBOR interest rate of 3.89%. The swap agreement expires in 2006. If LIBOR decreases, interest payments received and the market value of the swap position decrease.

Aggregate maturities of long-term debt for the years ending May 31, are as follows (in thousands): 2003 - $400, 2004 - $400, 2005 - $4,400 and 2006 -
$4,400.

The carrying value of debt approximates fair value.

6. Income Taxes

The components of the provision for income taxes are as follows:

                                  2002        2001      2000
                                -----------------------------
                                         (In Thousands)

            Current:
                Federal         $ 2,408    $   442     $   50
                State               451        409        360
                Foreign              49         88        170
                                -----------------------------
                                $ 2,908        939        580

            Deferred:
                Federal             593      1,298          -
                State               111        234          -
                Foreign              (5)         9          -
                                -----------------------------
                                    699      1,541          -
                                -----------------------------
                                $ 3,607    $ 2,480     $  580
                                =============================

The difference between the expected income tax provision applying the domestic federal statutory tax rate and the reported income tax provision is explained as follows:

                                                    2002       2001       2000
                                                 ------------------------------
                                                          (In Thousands)
      Expected provision for
          Federal income taxes
          at the statutory rate                  $ 3,227    $  2,400    $ 2,446
      State income taxes, net of
          Federal benefit                            380         282        305
      Charges without tax benefit,
          primarily goodwill amortization             23          96        118
      Valuation allowance                              -        (332)    (3,041)
      Other                                          (23)         34        752
                                                 ------------------------------
      Provision for income taxes                 $ 3,607    $  2,480    $   580
                                                 ==============================

                             Matrix Service Company

                   Notes to Consolidated Financial Statements


6. Income Taxes (continued)

Significant components of the Company's deferred tax liabilities and assets as of May 31, 2002 and 2001 are as follows:

                                                   2002             2001
                                               ---------------------------------
                                                      (In Thousands)

         Deferred tax liabilities:
             Tax over book depreciation            $ 2,858          $  2,326
             Other - net                               215               189
                                               ---------------------------------
         Total deferred tax liabilities              3,073             2,515
         Deferred tax assets:
             Bad debt reserve                           92               142
             Foreign insurance dividend                129               124
             Vacation accrual                            -               113
             Restructuring reserves                     50               153
             Noncompete amortization                   357               408
             Interest rate swap derivative             106                 -
             Other - net                                99                34
                                               ---------------------------------
         Total deferred tax assets                 $   833          $    974
                                               ---------------------------------
                                                   $ 2,240          $  1,541
                                               =================================

7. Stockholders' Equity

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized, none of which was issued or outstanding at May 31, 2002, or 2001.

Preferred Share Purchase Rights

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

Incentive Stock Options

The Company has a 1990 Incentive Stock Option Plan (the "1990 Plan") and a 1991 Incentive Stock Option Plan (the "1991 Plan") to provide additional incentives for officers and other key employees of the Company. The Company also has a 1995 Nonemployee Directors' Stock Option Plan (the "1995 Plan"). Under the 1990 and 1991 Plans, incentive and nonqualified stock options may be granted to the Company's key employees and nonqualified stock options may be granted to nonemployees who are elected for the first time as directors of the Company after January 1, 1991. Employee options generally

                             Matrix Service Company

                   Notes to Consolidated Financial Statements

7. Stockholders' Equity (continued)

become exercisable over a five-year period from the date of the grant. Under the 1995 Plan, qualified stock options are granted annually to nonemployee directors and generally become exercisable over a two-year period from the date of the grant. Under each plan, options may be granted with durations of no more than ten years. The option price per share may not be less than the fair market value of the common stock at the time the option is granted. Shareholders have authorized an aggregate of 900,000 options, 1,320,000 options and 250,000 options to be granted under the 1990, 1991, and 1995 Plans, respectively. Options exercisable total 498,983 options, 570,426 options and 540,069 options at May 31, 2002, 2001, and 2000, respectively. The weighted average exercise prices of exercisable options were $4.485, $4.605 and $4.825 at May 31, 2002, 2001, and 2000, respectively.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 2.81% to 6.74%; dividend yield of -0-%; volatility factors of the expected market price of the Company's stock of .420 to .860; and an expected life of the options of 2 to 5 years. The average grant date fair values of options awarded during 2002, 2001 and 2001 were $3.204, $2.488, and $2.840, respectively.

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

The Statement's pro forma information from the options is as follows:

                                                        2002            2001            2000
                                                   ------------------------------------------------
                                                                   (In Thousands)
      Net income as reported                          $     5,881    $     4,580     $     6,616

      Compensation expense from stock options                 320            310             455
                                                   ------------------------------------------------
      Pro forma net income                            $     5,561    $     4,270     $     6,161
                                                   ================================================

      Pro forma earnings per common share:
             Basic                                    $      .72     $      .51      $      .69
             Diluted                                  $      .69     $      .50      $      .69


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

                             Matrix Service Company

                   Notes to Consolidated Financial Statements

7. Stockholders' Equity (continued)

The following summary reflects option transactions for the past three years:

                                                  Shares     Option Price   Per Share     Weighted Average
                                                                                                Price
                                           ---------------------------------------------------------------------
         Shares under option:
                                           ---------------------------------------------------------------------
             Outstanding at May 31, 1999         1,625,300    $  0.67       -    $7.75          4.624
               Granted                              40,000       4.125      -     5.188         4.789
               Exercised                           (67,078)      0.67       -     5.75          0.957
               Canceled                           (522,128)      3.88       -     7.75          5.286
                                           ---------------------------------------------------------------------
             Outstanding at May 31, 2000         1,076,094    $  3.625      -     7.75          4.538
               Granted                             215,000       4.25       -     5.00          4.500
               Exercised                           (62,800)      3.625      -     6.25          5.079
               Canceled                           (107,315)      3.625      -     6.25          4.930
                                           ---------------------------------------------------------------------
             Outstanding at May 31, 2001         1,120,979    $  3.625      -    $7.75          4.463
               Granted                             140,000       6.05       -     6.05          6.050
               Exercised                          (237,116)      3.625      -     6.25          4.617
               Canceled                            (22,000)      4.375      -     5.75          4.563
                                           ---------------------------------------------------------------------
             Outstanding at May 31, 2002         1,001,863    $  3.625      -    $7.75          4.647
                                           =====================================================================

At May 31, 2002 the weighted average exercise price of outstanding options is $4.647 and the weighted average remaining contractual life of outstanding options is 6.56 years.

8. Commitments

The Company is the lessee under operating leases covering real estate in Tulsa and Catoosa, Oklahoma; Bristol and Bethlehem, Pennsylvania; Bay Point, California; and Newark, Delaware. The Company is also the lessee under operating leases covering office equipment. Future minimum lease payments are as follows (in thousands): 2003 - $361; 2004 - $271; 2005 - $224; 2006 - $194; 2007 - $168
and thereafter - $1,067. Rental expense was $1.0 million, $1.0 million and $1.0 million for the years ended May 31, 2002, 2001 and 2000, respectively.

9. Other Financial Information

The Company provides specialized on-site maintenance and construction services for petrochemical processing and petroleum refining and storage facilities. The Company grants credit without requiring collateral to customers consisting of the major integrated oil companies, independent refiners and marketers, and petrochemical companies. Although this potentially exposes the Company to the risks of depressed cycles in oil and petrochemical industries, the Company's receivables at May 31, 2002 have not been adversely affected by such conditions.

Sales to two customers accounted for approximately 13% and 12%, respectively of the Company's revenues for the year ended May 31, 2002. The customer that represented 13% of consolidated revenues, represented 8% of AST Services, 21% of Plant Services and 36% of Construction Services revenues. The customer that represented 12% of consolidated revenues represented 6% of AST Services revenues, 44% of Plant Services revenues and 36% of Construction Services revenues. Sales to two customers accounted for approximately 17% and 15%, respectively of the Company's revenues for the year ended May 31, 2001. The customer that represented 17% of consolidated revenues, represented 7% of AST Services revenues, 57% of Plant Services and 21% of Construction Services revenues. The customer that represented 15% of consolidated revenues represented 16% of AST Services revenues, 14% of Plant Services and 9% of Construction Services revenues. Sales to two customers accounted for approximately 17% and 12% respectively of the Company's revenues for the year ended May 31, 2000.

Interest cost incurred in 2002 was $0.6 million, of which $0.3 million was capitalized.

                             Matrix Service Company

                   Notes to Consolidated Financial Statements

10. Employee Benefit Plan

The Company sponsors a defined contribution 401(k) savings plan (the "Plan") for all employees meeting length of service requirements. Participants may contribute an amount up to 100% of pretax annual compensation as defined in the Plan, subject to certain limitations in accordance with Section 401(k) of the Internal Revenue Code. The Company matches employee contributions according to the following table:

                   1 - 7 years service      25% of the first 6%
               8 - 15 years of service      50% of the first 6%
           16 or more years of service      75% of the first 6%

The Company recognized cost relating to the plan of $0.4 million, $0.4 million and $0.3 million for the years ended May 31, 2002, 2001 and 2000, respectively.

11. Contingencies

The Company is insured for worker's compensation, auto, general liability, pollution and property claims with deductibles for self-insured retention of $500,000, $500, $50,000, $25,000 and $10,000 per incident, respectively.
Management estimates the reserve for such claims based on knowledge of the circumstances surrounding the claims, the nature of any injuries involved, historical experience, and estimates of future costs provided by certain third parties. Accrued insurance at May 31, 2002 represents management's estimate of the Company's liability at that date. Changes in the assumptions underlying the accrual could cause actual results to differ from the amounts reported in the financial statements.

The Company had been in litigation over a contested contract. In January 2000, the Company won its case and was awarded $1.1 million. In July 2001, the appellate court upheld the original verdict plus accrued interest and attorney's fees. The Company recognized a $1.0 million gain on the settlement of this litigation plus interest income of $0.4 million in 2002.

The Company is a defendant in various other legal actions and is vigorously defending against each of them. It is the opinion of management that none of such legal actions will have a material effect on the Company's financial position.

As of May 31, 2002 and 2001, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of approximately $0.4 million and $1.0 million, respectively, and claims of approximately $0.7 million and $1.5 million, respectively. Generally, amounts related to unapproved change orders and claims will not be paid by the customer to Matrix until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

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

----------------------------------------------------------------------------------------------------------------------------------
                                                       Matrix Service Company
                                                    Annual Results of Operations
                                                       ($ Amounts in millions)
----------------------------------------------------------------------------------------------------------------------------------

                                                          AST          Construction         Plant         Other        Combined
                                                        Services         Services         Services       Services        Total
----------------------------------------------------------------------------------------------------------------------------------
Year ended May 31, 2002
Gross revenues                                        $   166.8        $  26.8            $  30.9            0.0       $ 224.5
Less: inter-segment revenues                               (2.0)           0.0                0.0            0.0          (2.0)
                                                      ----------------------------------------------------------------------------
Consolidated revenues                                     164.8           26.8               30.9            0.0         222.5

Gross profit                                               18.7            2.9                3.7            0.0          25.3
Operating income                                            6.7            1.2                1.1            0.0           9.0
Income before income tax expense                            7.3            1.2                1.0            0.0           9.5
Net income                                                  4.5            0.8                0.6            0.0           5.9

Identifiable assets                                        81.6            6.8               11.0            1.8         101.2
Capital expenditures                                       15.6            0.5                0.3            0.0          16.4
Depreciation expense                                        4.0            0.1                0.5            0.0           4.6

Year ended May 31, 2001
Gross revenues                                        $   140.7        $  18.4            $  33.2            0.0       $ 192.3
Less: inter-segment revenues                               (1.2)          (0.2)               0.0            0.0          (1.4)
                                                      ----------------------------------------------------------------------------
Consolidated revenues                                     139.5           18.2               33.2            0.0         190.9

Gross profit                                               18.9            0.2                3.4            0.0          22.5
Operating income (loss)                                     7.9           (1.0)               1.2           (0.6)          7.5
Income (loss) before income tax expense                     8.1           (1.6)               1.2           (0.6)          7.1
Net income (loss)                                           5.2           (1.0)               0.8           (0.4)          4.6

Identifiable assets                                        63.9            6.0               11.1            2.7          83.7
Capital expenditures                                        4.8            0.1                0.4            0.0           5.3
Depreciation expense                                        3.7            0.1                0.4            0.0           4.2

Year ended May 31, 2000
Gross revenues                                        $   131.9        $   9.3            $  34.3         $ 19.1       $ 194.6
Less: inter-segment revenues                               (0.1)           0.0                0.0           (0.7)         (0.8)
                                                      ----------------------------------------------------------------------------
Consolidated revenues                                     131.8            9.3               34.3           18.4         193.8

Gross profit (loss)                                        17.4           (0.5)               3.2            0.4          20.5
Operating income (loss)                                     8.0           (1.8)               1.3           (0.7)          6.8
Income (loss) before income tax expense                     8.0           (1.5)               1.3           (0.6)          7.2
Net income (loss)                                           7.4           (1.5)               1.3           (0.6)          6.6

Identifiable assets                                        62.6            3.1                8.3            4.3          78.3
Capital expenditures                                        5.4            0.1                0.8            0.0           6.3

                             Matrix Service Company

                   Notes to Consolidated Financial Statements


Depreciation expense             2.7        0.1        0.4        0.2       3.4

                             Matrix Service Company

                   Notes to Consolidated Financial Statements

12. Segment Information (continued)

Geographical information is as follows:

                                                   Revenues                 Long Lived Assets
                                            ------------------------     -------------------------
                                              2002          2001            2002          2001
                                            ------------------------     -------------------------
                Domestic                     $  219.9      $ 188.0         $ 43.9        $ 32.6
                International                     2.6          2.9            2.4           2.4
                                            ------------------------     -------------------------

                                             $  222.5      $ 190.9         $ 46.3        $ 35.0
                                            ========================     =========================

                             Matrix Service Company

                      Quarterly Financial Data (Unaudited)

Summarized quarterly financial data are as follows:

                                                                First        Second        Third         Fourth
                              2002                             Quarter       Quarter       Quarter       Quarter
        -----------------------------------------------------------------------------------------------------------
                                                                   (In Thousands except per share amounts)
        Revenues                                               $47,739       $54,404       $54,588        $65,775
        Gross profit                                             5,879         6,959         4,592          7,828
        Net income                                               1,193         1,597         1,239          1,852

        Net income per common share:
               Basic                                              0.16          0.21          0.16           0.24
               Diluted                                            0.15          0.20          0.15           0.22

                              2001
        --------------------------------------------------

        Revenues                                               $37,862       $45,052       $49,135        $58,852
        Gross profit                                             3,820         4,768         5,762          8,161
        Net income (loss)                                            8           989         1,450          2,133

        Net income (loss) per common share:
               Basic                                               .00           .12           .17            .27
               Diluted                                             .00           .11           .17            .27

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                             Matrix Service Company

                           May 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------------------------------------
                      COL. A                 COL. B               COL. C               COL. D        COL. E
--------------------------------------------------------------------------------------------------------------
                                                                Additions
                                                       -----------------------------
                                                                       Charged to
                                           Balance at    Charged to      Other           *          Balance
                                           Beginning     Costs and     Accounts-    Deductions-      At End
                   Description             of Period      Expenses      Describe      Describe     Of Period
--------------------------------------------------------------------------------------------------------------
                                                                 (Amounts in Thousands)
Year ended May 31, 2002:
  Deducted from assets accounts:
     Allowance for doubtful accounts        $   375       $   250      $       -      $   (383)      $   242
                                         ---------------------------------------------------------------------
Total                                       $   375       $   250      $       -      $   (383)      $   242
                                         =====================================================================


Year ended May 31, 2001:
  Deducted from assets accounts:
     Allowance for doubtful accounts        $   150       $   345      $       -      $   (120)      $   375
     Reserve for deferred tax assets            332          (332)             -             -             -
                                         ---------------------------------------------------------------------
Total                                       $   482       $    13      $       -      $   (120)      $   375
                                         =====================================================================


Year ended May 31, 2000:
  Deducted from assets accounts:
     Allowance for doubtful accounts        $ 2,464       $     -      $       -      $ (2,314)      $   150
     Reserve for deferred tax assets          3,373        (3,041)             -             -           332
                                         ---------------------------------------------------------------------
Total                                       $ 5,837       $(3,041)     $       -      $ (2,314)      $   482
                                         =====================================================================


*Allowance reserves written off against receivable balances.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements of the Company

The following financial statements are filed as a part of this report under "Item 8 - Financial Statements and Supplementary Data":

         Report of Independent Auditors                                       24

         Consolidated Balance Sheets as of May 31, 2002 and 2001.             25

         Consolidated Statements of Income for the years ended
            May 31,  2002, 2001, and 2000.                                    27

         Consolidated Statements of Changes in Stockholders' Equity
            for the years ended May 31, 2002, 2001, and 2000.                 28

         Consolidated Statements of Cash Flows for the years ended
            May 31, 2002, 2001, and 2000.                                     29

         Notes to Consolidated Financial Statements                           31

         Quarterly Financial Data (Unaudited)                                 44

         Schedule II - Valuation and Qualifying Accounts                      45

Financial Statement Schedules

The following financial statement schedule is filed as a part of this report under "Schedule II" immediately preceding the signature page: Schedule II - Valuation and Qualifying Accounts for the three fiscal years ended May 31, 2002. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

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

          10.20 Lease Agreement Between The City of Tulsa-Rogers County Port Authority and Matrix Service Company dated March 1, 2001.

          10.21 International SWAP Dealers Association, Inc. Master Agreement dated February 1, 1998.

          10.22 Third Amended and Restated Credit Agreement, dated September 26, 2001 by and among the Company and its subsidiaries and Bank One, Oklahoma, N.A. (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 0-18716) filed October 9, 2001, is hereby incorporated by reference).

      *   10.23  First Amendment of Lease Agreement between the City of
                 Tulsa-Rogers County Port Authority and Matrix Service Company dated June 1, 2002.

      *   21.1   Subsidiaries of Matrix Service Company.

      *   23.1   Consent of Ernst & Young LLP.

      *   99.1   Certification  Pursuant to 18 U.S.C. ss. 1350 (Section 906 of
                 Sarbanes-Oxley  Act of 2002) - Matrix Service Company


*  Filed herewith.

+  Management Contract or Compensatory Plan.

Reports on Form 8-K

               April 11, 2002 - Form of presentation to investors and security analysts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Matrix Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Matrix Service Company


Date:  August 15, 2002

                                                 /s/ Bradley S. Vetal
                                                 -------------------------------
                                                 Bradley S. Vetal, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

 Signatures                          Title                         Date
 ----------                          -----                         ----
                                Bradley S. Vetal             August 15, 2002
                             President and Director
/s/ Bradley S. Vetal      (Principal Executive Officer)
------------------------
Bradley S. Vetal

                                Michael J. Hall              August 15, 2002
                            Chief Financial Officer
                                  and Director
                            (Principal Financial and
/s/ Michael J. Hall            Accounting Officer)
------------------------
Michael J. Hall
                                    Director                 August 15, 2002



/s/ Hugh E. Bradley
------------------------
Hugh E. Bradley

                                    Director                 August 15, 2002



/s/ I. Edgar Hendrix
------------------------
I. Edgar Hendrix

                                    Director                 August 15, 2002



/s/ Paul K. Lackey
------------------------
Paul K. Lackey

                                    Director                 August 15, 2002



/s/ John S. Zink
------------------------
John S. Zink