Form 10-Q
period 2002-08-31
MATRIX SERVICE CO
filed 2002-10-10
CIK 866273

                              [MATRIX SERVICE LOGO]

                                QUARTERLY REPORT

                                FOR PERIOD ENDING

                                 AUGUST 31, 2002

                10701 E. Ute Street . Tulsa, Oklahoma 74116-1517
                       (918) 838-8822 . Fax (918) 838-8810

                      NASDAQ MARKET SYSTEM -- SYMBOL: MTRX

                  First Quarter FY 2003 Letter to Stockholders

Net income for the quarter ended August 31, 2002 was $1.6 million or $0.19 per fully diluted share on consolidated revenues of $53.7 million, compared to net income of $1.2 million or $0.15 per fully diluted share on consolidated revenues of $47.7 million for the same period of the prior year.

We were very pleased with our performance in the first quarter of $0.19 per fully diluted share, even though Plant Service volumes were lower than the prior year. We believe that the consolidated performance in the second quarter should be similar to the first quarter results, as the Plant Services segment will continue to be slow as no significant turnaround activity is anticipated. Our estimate of earnings for the full year remains unchanged at this time at $0.88 to $0.93 per fully diluted share and we anticipate fully diluted earnings per share for the second quarter of fiscal 2003 to be in the $0.17 to $0.21 range versus $0.20 per fully diluted share for the second quarter last year.

The overall demand environment remains very positive with strong bidding activity. We are committed to continuous improvement and appreciate the continued support of our shareholders.

                                            /s/  Bradley S. Vetal
                                            -----------------------------------
                                            Bradley S. Vetal
                                            President & Chief Executive Officer

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

                 For the quarterly period ended August 31, 2002

                                       or

( )           Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

            For the transition period from __________ to ___________


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
 (State of incorporation)                 (I.R.S. Employer Identification No.)

                  10701 E. Ute St., Tulsa, Oklahoma 74116-1517
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (918) 838-8822

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of October 8, 2002, there were 9,642,638 shares of the Company's common stock, $0.01 par value per share, issued and 7,864,658 shares outstanding.

================================================================================

                                      INDEX

                                                                                  PAGE NO.
                                                                                  --------
PART I          FINANCIAL INFORMATION
                ---------------------

     ITEM 1.    Financial Statements (Unaudited)

                Consolidated Statements of Income for the Three Months Ended
                    August 31, 2002 and 2001 ...................................      1

                Consolidated Balance Sheets August 31, 2002 and May 31, 2002 ...      2

                Consolidated Statements of Cash Flow for the Three Months Ended
                    August 31, 2002 and 2001 ...................................      4

                Notes to Consolidated Financial Statements .....................      6

     ITEM 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations ..................................     10

     ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk .....    N/A

     ITEM 4.    Controls and Procedures ........................................     16


PART II         OTHER INFORMATION
                -----------------

     ITEM 1.    Legal Proceedings ..............................................    N/A
     ITEM 2.    Changes in Securities ..........................................    N/A
     ITEM 3.    Defaults Upon Senior Securities ................................    N/A
     ITEM 4.    Submission of Matters to a Vote of Security Holders ............    N/A
     ITEM 5.    Other Information ..............................................    N/A
     ITEM 6.    Exhibits and Reports on Form 8-K ...............................     15

Signature ......................................................................     15

                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1.  Financial Statements

                             Matrix Service Company
                        Consolidated Statements of Income
                 (in thousands, except share and per share data)

                                                                 Three Months Ended
                                                                     August 31,
                                                                     (unaudited)
                                                       ----------------------------------------
                                                            2002                    2001
                                                       ----------------       -----------------
Revenues                                                 $     53,717           $      47,739
Cost of revenues                                               47,090                  41,860
                                                       ----------------       -----------------
Gross profit                                                    6,627                   5,879
Selling, general and administrative expenses                    4,271                   3,681
Goodwill amortization                                              --                      82
Restructuring, impairment and abandonment cost                     --                      49
                                                       ----------------       -----------------
Operating income                                                2,356                   2,067

Other income (expense):
     Interest expense                                             (94)                   (123)
     Interest income                                                8                      30
     Other                                                        293                     (26)
                                                       ----------------       -----------------
Income before income tax expense                                2,563                   1,948
Provision for federal, state and foreign income
   tax expense                                                    987                     755
                                                       ----------------       -----------------
Net income                                               $      1,576           $       1,193
                                                       ================       =================


Earnings per share of common stock:
     Basic                                               $       0.20           $        0.16
     Diluted                                             $       0.19           $        0.15

Weighted average number of common shares:
     Basic                                                  7,858,532               7,643,025
     Diluted                                                8,251,207               8,003,463

                 See Notes to Consolidated Financial Statements

                             Matrix Service Company
                           Consolidated Balance Sheets
                                 (in thousands)

                                                  August 31,             May 31,
                                               ---------------------------------------
                                                     2002                 2002
                                               -----------------    ------------------
                                                 (unaudited)
ASSETS:

Current assets:
     Cash and cash equivalents                    $         998        $          826
     Accounts receivable, less allowances
       (August 31-$317; May 31-$242)                     35,749                35,209
     Costs and estimated earnings in excess
       of billings on uncompleted contracts              11,590                13,096
     Inventories                                          2,700                 2,815
     Income tax receivable                                   --                   359
     Deferred income taxes                                  416                   348
     Prepaid expenses                                     2,403                 2,267
     Other assets                                         1,740                    --
                                               -----------------    ------------------
Total current assets                                     55,596                54,920

Property, plant and equipment at cost:
     Land and buildings                                  17,427                15,452
     Construction equipment                              22,911                22,312
     Transportation equipment                             8,483                 8,719
     Furniture and fixtures                               5,405                 5,269
     Construction in progress                             6,295                 5,912
                                               -----------------    ------------------
                                                         60,521                57,664

       Less accumulated depreciation                     25,694                25,242
                                               -----------------    ------------------

     Net property, plant and equipment                   34,827                32,422

Goodwill, net of accumulated amortization
     (August 31-$2,777; May 31-$2,777)                   10,894                10,929

Other assets                                              1,179                 2,919
                                               -----------------    ------------------
Total assets                                      $     102,496        $      101,190
                                               =================    ==================


                 See Notes to Consolidated Financial Statements

                             Matrix Service Company
                           Consolidated Balance Sheets
                                 (in thousands)

                                                     August 31,        May 31,
                                                  ------------------------------
                                                      2002              2002
                                                  ------------       -----------
                                                   (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
     Accounts payable                             $   9,209           $ 12,954
     Billings on uncompleted contracts in
       excess of costs and estimated earnings         9,483              9,108
     Accrued insurance                                1,897              2,086
     Accrued environmental reserves                      58                 92
     Income tax payable                                 815                210
     Other accrued expenses                           2,522              4,072
     Current portion of long-term debt                  622                589
                                                  ---------           --------

Total current liabilities                            24,606             29,111

     Long-term debt                                  13,730              9,291

     Deferred income taxes                            2,530              2,588

Stockholders' equity:
     Common stock                                        96                 96
     Additional paid-in capital                      51,876             51,868
     Retained earnings                               19,702             18,126
     Accumulated other comprehensive income          (1,075)              (894)
                                                  ---------           --------

                                                     70,599             69,196

     Less:  Treasury stock, at cost -
       August 31-1,777,980
       and May 31-1,784,856                          (8,969)            (8,996)
                                                  ---------           --------

Total stockholders' equity                           61,630             60,200
                                                  ---------           --------

Total liabilities and stockholders' equity        $ 102,496           $101,190
                                                  =========           ========

                 See Notes to Consolidated Financial Statements

                             Matrix Service Company
                      Consolidated Statements of Cash Flow
                                 (in thousands)

                                                           Three Months Ended
                                                               August 31,
                                                              (unaudited)
                                                       -------------------------
                                                         2002            2001
                                                       --------        ---------

Cash flow from operating activities:
     Net income                                        $  1,576        $  1,193
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation and amortization                        1,267           1,205
     Deferred income tax                                    (52)            143
     Gain on sale of equipment                              (57)            (27)
     Changes in current assets and liabilities
       increasing (decreasing) cash:
     Accounts receivable                                   (540)          3,864
     Costs and estimated earnings in excess
       of billings on uncompleted contracts               1,506          (1,713)
     Inventories                                            115             232
     Prepaid expenses                                      (136)            137
     Accounts payable                                    (3,744)         (4,043)
     Billings on uncompleted contracts in
       excess of costs and estimated earnings               375            (812)
     Accrued expenses                                    (1,773)         (2,857)
     Income taxes receivable/payable                        964             286
     Other                                                    -              24
                                                       --------        --------

     Net cash used by operating activities                 (499)         (2,368)

Cash flow from investing activities:
     Capital expenditures                                (3,703)         (5,603)
     Proceeds from other investing activities                75              48
                                                       --------        --------

       Net cash used in investing activities           $ (3,628)       $ (5,555)

                 See Notes to Consolidated Financial Statements

                             Matrix Service Company
                        Consolidated Cash Flow Statements
                                 (in thousands)

                                                             Three Months Ended
                                                                August 31,
                                                               (unaudited)
                                                      --------------------------
                                                        2002             2001
                                                      --------        ----------
Cash flows from financing activities:
     Issuance of long-term debt                       $ 30,255        $ 26,150
     Repayments of long-term debt                      (25,970)        (18,525)
     Purchase of treasury stock                             34               -
     Issuance of stock                                       -             125
                                                      --------        --------

     Net cash provided in financing activities           4,319           7,750
     Effect of exchange rate changes on cash               (20)             57
                                                      --------        --------

Decrease in cash and cash equivalents                      172            (116)

Cash and cash equivalents at beginning of period           826             835
                                                      --------        --------

Cash and cash equivalents at end of period            $    998        $    719
                                                      ========        ========

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

The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended May 3l, 2002, included in Matrix's Annual Report on Form 10-K for the year then ended. Matrix's business is seasonal; therefore, results for any interim period may not necessarily be indicative of future operating results.

NOTE B - SEGMENT INFORMATION

Matrix operates primarily in the United States and has operations in Canada. Matrix's industry segments are Aboveground Storage Tank (AST) Services, Construction Services, and Plant Services.

                                              AST      Construction    Plant      Combined
                                           Services      Services    Services      Total
---------------------------------------------------------------------------------------------
Three Months ended August 31, 2002
Gross revenues                                42.6           7.6         4.0         54.2
Less: Inter-segment revenues                  (0.5)          0.0         0.0         (0.5)
Consolidated revenues                         42.1           7.6         4.0         53.7
Gross profit                                   5.7           0.9         0.0          6.6
Operating income (loss)                        2.5           0.5        (0.6)         2.4
Income (loss) before income tax expense        2.7           0.5        (0.6)         2.6
Net income (loss)                              1.6           0.3        (0.3)         1.6

Identifiable assets (excluding goodwill)      76.9           9.3         5.4         91.6
Goodwill                                       9.6           0.5         0.8         10.9
Capital expenditures                           3.3           0.2         0.2          3.7
Depreciation expense                           1.1           0.1         0.1          1.3

Three Months ended August 31, 2001
Gross revenues                                38.5           3.9         5.4         47.8
Less: Inter-segment revenues                  (0.1)          0.0         0.0         (0.1)
Consolidated revenues                         38.4           3.9         5.4         47.7
Gross profit                                   5.2           0.3         0.4          5.9
Operating income (loss)                        2.4           0.0        (0.3)         2.1
Income (loss) before income tax expense        2.3           0.0        (0.4)         1.9
Net income (loss)                              1.4           0.0        (0.2)         1.2

Identifiable assets (excluding goodwill)      60.6           5.1         8.5         74.2
Goodwill                                       9.8           0.6         0.8         11.2
Capital expenditures                           5.3           0.1         0.2          5.6
Depreciation expense                           1.0           0.0         0.1          1.1

NOTE C - REPORTING ACCUMULATED OTHER COMPREHENSIVE INCOME/LOSS

For the quarter ended August 31, 2002, total other comprehensive loss was $181 thousand resulting in $1.4 million of comprehensive income as compared to $245 thousand resulting in $0.9 million of comprehensive income for the same three-month period ended August 31, 2001. Other comprehensive loss and accumulated other comprehensive loss consisted of foreign currency translation adjustments and fair value adjustments of derivative instruments.

NOTE D - INCOME TAXES

Deferred income taxes are computed using the liability method whereby deferred tax assets and liabilities are recognized based on temporary differences between financial statement and tax basis of assets and liabilities using presently enacted tax rates.

NOTE E - NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. SFAS No. 141 establishes accounting and reporting standards for business combinations and requires all business combinations to be accounted for by the purchase method. The Statement is effective for all business combinations initiated after June 30, 2001, and any business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS No. 142 addresses accounting and reporting standards for goodwill and other intangible assets. Under the provisions of this Statement, goodwill and intangible assets with indefinite useful lives are no longer amortized, but will be tested annually for impairment. Matrix applied the new rules on accounting for goodwill and other intangible assets beginning June 1, 2002. Application of the nonamortization provisions of the Statement would have resulted in prior years basic and fully diluted earnings per share being $0.16 and $0.16 respectively. On August 31, 2002, Matrix completed the impairment tests of goodwill as of June 1, 2002. The results of these tests have indicated that there was no impairment impact in adopting this standard.

The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in October, 2001. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and amends Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement retains the basic framework of SFAS No. 121, resolves certain implementation issues of SFAS No. 121, extends applicability to discontinued operations, and broadens the presentation of discontinued operations to include a component of an entity. The Statement is being applied prospectively, beginning June 1, 2002. Initial adoption of the Statement did not have any impact on Matrix results of operations or financial position.

NOTE F - DEBT

At August 31, 2002, $8.4 million was outstanding under the Company's $20 million revolving bank credit agreement, with $7.0 million at a LIBOR interest rate of 2.81%, and $1.4 million at a prime interest rate of 3.625%. There was $11.6 million remaining in availability with $3.1 million utilized by outstanding letters of credit which mature in 2004. At August 31, 2002, the balance on the term loan stands at $5.5 million at a LIBOR interest rate of 3.89%.

NOTE G - CONTINGENCIES

As of August 31, 2002, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of approximately $0.6 million and claims of approximately $1.8 million. Generally, amounts related to unapproved change orders and claims will not be paid by the customer to Matrix until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

The Company is currently in litigation in the Tulsa County district court for the State of Oklahoma over matters arising out of its worker's compensation program with a former insurance provider. These matters involve contests over certain collateral pledged to secure Matrix's obligations under this prior program. The defendants have filed a motion to transfer venue to the courts in Bermuda. A hearing on this motion and on whether current court ordered restraints on the collateral will remain in place is scheduled for October 30, 2002. The Company is not able to predict the outcome of this hearing. The Company is vigorously defending against this matter and it is the opinion of management that this legal action will not have a material effect on the Company's financial position.

NOTE H - SUBSEQUENT EVENTS

Under the terms of the August 31, 1999 Asset Sales Agreement between Matrix and Caldwell Tanks, Inc. ("Caldwell") relating to the sale of Brown Steel Constructors Inc. ("Brown"), Caldwell entered into a three-year lease agreement with an option to acquire for $1.7 million the real estate and buildings under lease. In August 2002, Caldwell indicated their intent to exercise the option to acquire the real estate and buildings. This sale closed on September 27, 2002.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations.

Forward Looking Statements

Certain matters discussed in this report include forward-looking statements. Forward-looking statements can generally be identified or recognized as those statements predicated upon or preceded by words such as "believe," "expect", "plan", or "should" and like words of similar affect. Matrix is making these forward-looking statements in reliance on the "safe harbor" protections provided under the Private Securities Litigation Reform Act of 1995.

Forward-looking statements are subject to a number of uncertainties that could cause actual results to differ materially from any results projected, forecasted, estimated, or budgeted, including the following:

..    The timing and planning of maintenance projects at customer facilities in the refinery industry which could cause comparisons of results in one period to another to differ materially.

..    Changes in general economic conditions in the United States.

..    Changes in laws and regulations to which Matrix and its customers are subject, including tax, environmental, and employment laws and regulations which could cause increased costs to Matrix, a decline in customer demand for services designed to meet new laws and regulations and a decline in the amount of services outsourced by customers.

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

..    The ability of Matrix to develop a learning curve in bidding and managing projects in a new industry.

..    Technological developments, high levels of competition, lack of customer diversification, and general uncertainties of governmental regulation in the energy industry.

..    The ability to recruit, train, and retain an adequate number of project supervisors with substantial experience.

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

..    The risk of using significant production estimates for determining percent complete on construction contracts could differ materially upon final determination of project scope.

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

Other income in the first quarter of 2003 consists largely of $0.2 million in proceeds from an insurance settlement for flood damage sustained in the previous year in Houston.

The effective tax rates for the quarters ended August 31, 2002 and 2001 were 38.5% and 38.8% respectively.

AST Services Fiscal Year 2003 vs. 2002

Gross revenues for AST Services in the quarter ended August 31, 2002 were $42.6 million, compared to $38.5 million in the comparable quarter of the prior year, an increase of $4.1 million or 10.6% due to a strong business environment in the western and eastern United States. Gross margins for the quarter ended August 31, 2002 of 13.4% were slightly worse than the 13.5% for the quarter ended August 31, 2001 as a direct result of tighter margins in our midwestern division. Increased sales volumes slightly offset by the margin declines resulted in gross profit for the quarter ended August 31, 2002 of $5.7 million exceeding the $5.2 million for the quarter ended August 31, 2001 by $0.5 million or 9.6%.

Selling, general and administrative expense as a percent of revenues increased to 7.6% in the quarter ended August 31, 2002 vs. 7.1% in the quarter ended August 31, 2001 primarily due to higher fixed salary costs.

Operating income and income before income tax expense for the quarter ended August 31, 2002 of $2.5 million and $2.7 million respectively, were similar to the $2.4 million and $2.3 million respectively produced for the quarter ended August 31, 2001, when excluding the insurance settlement discussed above.

Construction Services Fiscal Year 2003 vs. 2002

Gross revenues for Construction Services in the quarter ended August 31, 2002 were $7.6 million, compared to $3.9 million in the comparable quarter of the prior year, an increase of $3.7 million or 94.9% due to continued business development efforts. Gross margins for the quarter ended August 31, 2002 of 11.8% were significantly better than the 7.7% produced for the quarter ended August 31, 2001 as a direct result of higher margin work. These margin improvements along with the increased sales volumes resulted in gross profit for the quarter ended August 31, 2002 of $0.9 million exceeding the $0.3 million for the quarter ended August 31, 2001 by $0.6 million or 200%.

Operating income and income before income tax expense for the quarter ended August 31, 2002 of $0.5 million and $0.5 million respectively, were significantly better than the $0.0 million and $0.0 million respectively produced for the quarter ended August 31, 2001 primarily as a result of the higher gross profits discussed above.

Plant Services Fiscal Year 2003 vs. 2002

Gross revenues for Plant Services in the quarter ended August 31, 2002 were $4.0 million, compared to $5.4 million in the comparable quarter of the prior year, a decrease of $1.4 million or (25.9)% due to lower maintenance and turnaround work in the first quarter of this year. Gross margins for the quarter ended August 31, 2002 of 0.0% were worse than the 7.4% produced for the quarter ended August 31, 2001 as a direct result of less absorption of fixed costs due to reduced volumes. These margin declines along with the decreased sales volumes resulted in gross profit for the quarter ended August 31, 2002 of $0.0 million falling short of the $0.4 million in gross profit for the quarter ended August 31, 2001.

Operating income and income before income tax expense for the quarter ended August 31, 2002 of $(0.6) million and $(0.6) million respectively, were slightly worse than the $(0.3) million and $(0.4) million respectively produced for the quarter ended August 31, 2001.

Financial Condition & Liquidity

Matrix's cash and cash equivalents totaled approximately $1.0 million at August 31, 2002 and $0.8 million at May 31, 2002.

Matrix has financed its operations recently with cash from operations and from advances under a credit agreement. Matrix has a credit agreement with a commercial bank under which a total of $20.0 million may be borrowed on a revolving basis based on the level of Matrix's eligible receivables and costs in excess of billings. Matrix can elect revolving loans which bear interest on a Prime or LIBOR based option and mature on October 31, 2004. At August 31, 2002, $8.4 million was outstanding under the revolver with $7.0 million at a LIBOR interest rate of 2.81%, and $1.4 million at a prime interest rate of 3.625%. There was $11.6 million remaining in availability with $3.1 million utilized by outstanding letters of credit which mature in 2004. The agreement requires maintenance of certain financial ratios, limits the amount of additional borrowings and the payment of dividends. The credit facility is secured by all accounts receivable, inventory, intangibles, certain real property, and proceeds related thereto.

In fiscal 2002, the Company also borrowed $5.9 million under a term loan that matures June 6, 2006. The term loan is secured by a mortgage on certain facilities under construction at the Port of Catoosa in Oklahoma. The term loan bears interest at LIBOR + 1.5%.

Effective June 1, 2001, the Company entered into an interest rate swap agreement for an initial notional amount of $6 million with a commercial bank, effectively providing a fixed interest rate of 7.23% for the five year period on the term note. The company will pay 7.23% and receive LIBOR + 1.5%, calculated on the notional amount. Net receipt or payments under the agreement will be recognized as an adjustment to interest expense. The related debt was initially drawn under the credit agreement revolving loan, and was rolled into the term loan on September 26, 2001. At August 31, 2002, the balance on the term loan stands at $5.5 million at a LIBOR interest rate of 3.89%. The swap agreement expires in 2006. If LIBOR decreases, interest payments received and the market value of the swap position decrease.

Operations of Matrix used $0.5 million of cash for the three months ended August 31, 2002 as compared with $2.4 million of cash for the three months ended August 31, 2001, representing a decrease of approximately $1.9 million. The decrease was due primarily to higher net income and reduced working capital needs.

Capital expenditures during the quarter ended August 31, 2002 totaled approximately $3.7 million. Of this amount, approximately $2.3 million was used in the construction of the Port of Catoosa facility, $0.2 million was used to purchase transportation equipment for field operations, and approximately $0.7 million was used to purchase welding, construction, and fabrication equipment. Matrix invested approximately $0.5 million in office equipment, computer hardware and software, and furniture and fixtures during the quarter. Matrix has budgeted approximately $15.8 million for capital expenditures for fiscal 2003 of which $7.3 million is included for the Tulsa Port of Catoosa construction. Matrix signed a 40-year lease for a 50-acre facility planned in Tulsa, Oklahoma in order to consolidate Matrix's four facilities in the Tulsa market now containing fabrication, operations and administration. Currently, the Tank Construction Division and Tulsa Regional office have relocated to the Port of Catoosa in a new 33,000 square foot facility and construction is in progress on the new 153,000 square foot fabrication facility .

Matrix believes that its existing funds, amounts available from borrowings under its existing credit agreement and cash generated by operations will be sufficient to meet the working capital needs through fiscal 2003 and for the foreseeable time thereafter.

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

Outlook

The current backlog in the Construction Services suggests that the second quarter will show stronger sales volumes and higher profitability. The performance experienced in Matrix's AST Services Division in the first quarter should continue as our customers' maintenance budgets are spent during the last four months of the calendar year. It is unclear, however, whether or not these maintenance budgets will be approved at levels comparable, greater, or lower in the upcoming calendar year of 2003 in light of the current state of uncertainty that exists.

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

Appropriate State of Georgia agencies have been notified of the findings and corrective and remedial actions have been completed, are currently underway, or plans for such actions have been submitted to the State of Georgia for approval on the remaining property. The current estimated total cost for cleanup and remediation is $2.1 million, $0.1 million of which remains accrued at August 31, 2002.

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

Matrix has other fabrication operations in Tulsa, Oklahoma; Bristol, Pennsylvania; and Orange, California which could subject the Company to environmental liability. It is unknown at this time if any such liability exists, but based on the types of fabrication and other manufacturing activities performed at these facilities and the environmental monitoring that the Company undertakes, Matrix does not believe it has any material environmental liabilities at these locations.

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

                                     PART II

                                OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K:

A.   Exhibit 10.1:  Section 906 Certification - CEO

     Exhibit 10.2:  Section 906 Certification - CFO

B.   Reports on Form 8-K: None.



                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MATRIX SERVICE COMPANY

                                        /s/ Michael J. Hall

Date: October 10, 2002                  By: Michael J. Hall
                                        --------------------------------------
                                        Michael J. Hall Vice President-Finance
                                        Chief Financial Officer signing on
                                        behalf of the registrant and as the
                                        registrant's chief accounting officer.

Item 4.  Controls and Procedures

                                 CERTIFICATIONS

I, Bradley S. Vetal, certify that:


     1. I have reviewed this quarterly report on Form 10-Q of Matrix Service Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 10, 2002

/s/ Bradley S. Vetal

Bradley S. Vetal
President and Chief Executive Officer

                                 CERTIFICATIONS

I, Michael J. Hall, certify that:


     1. I have reviewed this quarterly report on Form 10-Q of Matrix Service Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 10, 2002

/s/ Michael J. Hall

Michael J. Hall
Vice President - Finance
and Chief Financial Officer