Form 10-Q
period 2002-11-30
MATRIX SERVICE CO
filed 2003-01-09
CIK 866273

QUARTERLY REPORT

FOR PERIOD ENDING

NOVEMBER 30, 2002

10701 E. Ute Street – Tulsa, Oklahoma 74116-1517
(918) 838-8822         Fax (918) 838-8810

NASDAQ MARKET SYSTEM - SYMBOL: MTRX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from             to

Commission File number 0-18716

MATRIX SERVICE COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	73-1352174
(State of incorporation)	(I.R.S. Employer Identification No.)

10701 E. Ute St., Tulsa, Oklahoma 74116-1517
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (918) 838-8822

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

As of January 9, 2003 there were 9,642,638 shares of the Company’s common stock, $.01 par value per share, issued and 7,922,459 shares outstanding.

INDEX

PART I		FINANCIAL INFORMATION	PAGE NO.

	ITEM 1.	Financial Statements (Unaudited)

		Consolidated Statements of Income for the Three and Six Months Ended November 30, 2002 and 2001	1

		Consolidated Balance Sheets November 30, 2002 and May 31, 2002	2

		Consolidated Statements of Cash Flow for the Six Months Ended November 30, 2002 and 2001	4

		Notes to Consolidated Financial Statements	6

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	N/A

	ITEM 4.	Controls and Procedures	15

PART II		OTHER INFORMATION

	ITEM 1.	Legal Proceedings	N/A

	ITEM 2.	Changes in Securities and Use of Proceeds	N/A

	ITEM 3.	Defaults Upon Senior Securities	N/A

	ITEM 4.	Submission of Matters to a Vote of Security Holders	16

	ITEM 5.	Other Information	N/A

	ITEM 6.	Exhibits and Reports on Form 8-K	17

Signature			17

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

Matrix Service Company
Consolidated Statements of Income
(in thousands, except share and per share data)

	Three Months Ended November 30, (unaudited)		Six Months Ended November 30, (unaudited)
	2002	2001	2002	2001
Revenues	$58,896	$54,404	$112,613	$102,143
Cost of revenues	51,309	47,445	98,399	89,305

Gross profit	7,587	6,959	14,214	12,838
Selling, general and administrative expenses	4,824	3,619	9,095	7,300
Goodwill amortization	—	86	—	168
Restructuring, impairment and abandonment	—	546	—	595

Operating income	2,763	2,708	5,119	4,775
Other income (expense):
Interest expense	(94)	(226)	(188)	(349)
Interest income	1	1	9	31
Other	116	86	409	60

Income before income tax expense	2,786	2,569	5,349	4,517
Provision for federal, state and foreign income tax expense	1,046	972	2,033	1,727

Net income	$1,740	$1,597	$3,316	$2,790

Earnings per share of common stock:
Basic	$0.22	$0.21	$0.42	$0.36
Diluted	$0.21	$0.20	$0.40	$0.35
Weighted average number of common shares:
Basic	7,881,514	7,670,989	7,869,960	7,656,798
Diluted	8,262,355	7,966,175	8,256,912	7,987,852

See Notes to Consolidated Financial Statements

Matrix Service Company
Consolidated Balance Sheets
(in thousands)

	November 30, 2002	May 31, 2002
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$1,244	$826
Accounts receivable, less allowances (November 30 - $385, May 31 - $242)	29,532	35,209
Costs and estimated earnings in excess of billings on uncompleted contracts	13,241	13,096
Inventories	2,429	2,815
Income tax receivable	–	359
Deferred income taxes	442	348
Prepaid expenses	2,731	2,267

Total current assets	49,619	54,920
Property, plant and equipment at cost:
Land and buildings	17,426	15,452
Construction equipment	23,396	22,312
Transportation equipment	8,731	8,719
Furniture and fixtures	5,753	5,269
Construction in progress	9,418	5,912

	64,724	57,664
Less accumulated depreciation	26,962	25,242

Net property, plant and equipment	37,762	32,422
Goodwill, net of accumulated amortization (November 30 - $2,777, May 31 - $2,777)	10,888	10,929
Other assets	1,180	2,919

Total assets	$99,449	$101,190

See Notes to Consolidated Financial Statements

Matrix Service Company
Consolidated Balance Sheets
(in thousands)

	November 30, 2002	May 31, 2002
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$7,530	$12,954
Billings on uncompleted contracts in excess of costs and estimated earnings	9,702	9,108
Accrued insurance	2,086	2,086
Accrued environmental reserves	28	92
Income tax payable	494	210
Other accrued expenses	2,983	4,072
Current portion of long-term debt	631	589

Total current liabilities	23,454	29,111
Long-term debt	10,319	9,291
Deferred income taxes	2,020	2,588
Stockholders’ equity:
Common stock	96	96
Additional paid-in capital	51,940	51,868
Retained earnings	21,442	18,126
Accumulated other comprehensive loss	(1,075)	(894)

	72,403	69,196
Less: Treasury stock, at cost – November 30 – 1,720,179 May 31 – 1,784,856	(8,747)	(8,996)

Total stockholders’ equity	63,656	60,200

Total liabilities and stockholders’ equity	$99,449	$101,190

See Notes to Consolidated Financial Statements

Matrix Service Company
Consolidated Cash Flow Statements
(in thousands)

	Six Months Ended November 30, (unaudited)
	2002	2001
Cash flow from operating activities:
Net income	$3,316	$2,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,596	2,478
Deferred income tax	(595)	39
(Gain) loss on sale of equipment	(73)	(39)
Changes in current assets and liabilities increasing (decreasing) cash:
Accounts receivable	5,677	(4,420)
Costs and estimated earnings in excess of billings on uncompleted contracts	(145)	84
Inventories	386	539
Prepaid expenses	(464)	143
Accounts payable	(5,424)	(3,995)
Billings on uncompleted contracts in excess of costs and estimated earnings	594	1,416
Accrued expenses	(1,153)	(2,335)
Income taxes receivable/payable	643	130
Other	(1)	47

Net cash provided by (used in) operating activities	5,357	(3,123)
Cash flow from investing activities:
Capital expenditures	(7,969)	(8,747)
Proceeds from other investing activities	1,830	66

Net cash used in investing activities	$(6,139)	$(8,681)

See Notes to Consolidated Financial Statements

Matrix Service Company
Consolidated Cash Flow Statements
(in thousands)

	Six Months Ended November 30, (unaudited)
	2002	2001
Cash flows from financing activities:
Issuance of long-term debt	$55,755	$65,750
Repayments of long-term debt	(54,852)	(54,295)
Issuance of stock	321	312

Net cash provided in financing activities	1,224	11,767
Effect of exchange rate changes on cash	(24)	46

Increase in cash and cash equivalents	418	9
Cash and cash equivalents at beginning of period	826	835

Cash and cash equivalents at end of period	$1,244	$844

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Matrix Service Company (“Matrix”) and its subsidiaries, all of which are wholly owned. All significant inter-company balances and transactions have been eliminated in consolidation.

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

The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2002, included in Matrix’s Annual Report on Form 10-K for the year then ended. Matrix’s business is seasonal; therefore, results for any interim period may not necessarily be indicative of future operating results.

NOTE B – SEGMENT INFORMATION

Matrix operates primarily in the United States and has operations in Canada. Matrix’s industry segments are Aboveground Storage Tank (AST) Services, Construction Services and Plant Services

	AST Services	Construction Services	Plant Services	Combined Total
Three Months Ended November 30, 2002
Gross revenues	44.6	11.0	4.4	60.0
Less: Inter-segment revenues	(1.1)	0.0	0.0	(1.1)
Consolidated revenues	43.5	11.0	4.4	58.9
Gross profit	5.7	1.6	0.3	7.6
Operating income (loss)	2.1	0.9	(0.3)	2.8
Income (loss) before income tax expense	2.2	0.9	(0.3)	2.8
Net income (loss)	1.3	0.6	(0.2)	1.7

Identifiable assets (excluding goodwill)	74.0	7.4	7.1	88.5
Goodwill	9.6	0.5	0.8	10.9
Capital expenditures	3.8	0.1	0.4	4.3
Depreciation expense	1.1	0.0	0.2	1.3

Three Months Ended November 30, 2001
Gross revenues	43.9	6.0	4.8	54.7
Less: Inter-segment revenues	(0.3)	0.0	0.0	(0.3)
Consolidated revenues	43.6	6.0	4.8	54.4
Gross profit	6.0	0.6	0.3	6.9
Operating income (loss)*	3.3	0.2	(0.2)	2.7
Income (loss) before income tax expense*	3.3	0.1	(0.2)	2.6
Net income (loss)*	2.1	0.1	(0.2)	1.6

Identifiable assets (excluding goodwill)*	67.8	5.3	7.1	82.4
Goodwill	9.7	0.5	0.8	11.0
Capital expenditures	3.1	0.0	0.0	3.1
Depreciation expense	1.0	0.1	0.1	1.2

Six Months Ended November 30, 2002
Gross revenues	87.2	18.6	8.4	114.2
Less: Inter-segment revenues	(1.6)	0.0	0.0	(1.6)
Consolidated revenues	85.6	18.6	8.4	112.6
Gross profit	11.4	2.6	0.3	14.2
Operating income (loss)	4.5	1.4	(0.8)	5.1
Income (loss) before income tax expense	4.8	1.4	(0.9)	5.3
Net income (loss)	3.0	0.8	(0.5)	3.3

Identifiable assets (excluding goodwill)	74.0	7.4	7.1	88.5
Goodwill	9.6	0.5	0.8	10.9
Capital expenditures	7.1	0.3	0.6	8.0
Depreciation expense	2.2	0.1	0.3	2.6

Six Months Ended November 30, 2001
Gross revenues	82.4	9.9	10.2	102.5
Less: Inter-segment revenues	(0.4)	0.0	0.0	(0.4)
Consolidated revenues	82.0	9.9	10.2	102.1
Gross profit	11.2	0.9	0.7	12.8
Operating income (loss)*	5.7	0.2	(0.5)	4.8
Income (loss) before income tax expense*	5.6	0.1	(0.6)	4.5
Net income (loss)*	3.5	0.1	(0.4)	2.8

Identifiable assets (excluding goodwill)*	67.8	5.3	7.1	82.4
Goodwill	9.7	0.5	0.8	11.0
Capital expenditures	8.4	0.2	0.1	8.7
Depreciation expense	2.0	0.2	0.1	2.3
*Combined amounts reflect impact of other services.

NOTE C – REPORTING ACCUMULATED OTHER COMPREHENSIVE INCOME/LOSS

Other comprehensive loss and accumulated other comprehensive loss consisted of foreign currency translation adjustments and fair value adjustments of derivative instruments.

	Three Months Ended November 30, (unaudited)		Six Months Ended November 30, (unaudited)
	2002	2001	2002	2001
Net income	$1,740	$1,597	$3,316	$2,790
Other comprehensive loss	0	(140)	(181)	(303)

Comprehensive income	1,740	1,457	3,135	2,487

NOTE D – INCOME TAX

Deferred income taxes are computed using the liability method whereby deferred tax assets and liabilities are recognized based on temporary differences between financial statement and tax basis of assets and liabilities using presently enacted tax rates.

NOTE E – NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” in June 2001. SFAS No. 141 establishes accounting and reporting standards for business combinations and requires all business combinations to be accounted for by the purchase method. The Statement is effective for all business combinations initiated after June 30, 2001, and any business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS No. 142 addresses accounting and reporting standards for goodwill and other intangible assets. Under the provisions of this Statement, goodwill and intangible assets with indefinite useful lives are no longer amortized, but will be tested annually for impairment. Matrix applied the new rules on accounting for goodwill and other intangible assets beginning June 1, 2002. Application of the nonamortization provisions of the Statement would have resulted in no change in prior years basic and fully diluted earnings per share for the three months ended November 30, 2002 and $0.38 and $0.36 respectively, for the six months ended November 30, 2002. On August 31, 2002, Matrix completed the impairment tests of goodwill as of June 1, 2002. The results of these tests have indicated that there was no impairment impact in adopting this standard.

The FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in October, 2001. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and amends Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Statement retains the basic framework of SFAS No. 121, resolves certain implementation issues of SFAS No. 121, extends applicability to discontinued operations, and broadens the presentation of discontinued operations to include a component of an entity. The Statement is being applied prospectively, beginning June 1, 2002. Initial adoption of the Statement did not have any impact on Matrix results of operations or financial position.

NOTE F – DEBT

At November 30, 2002, $5.1 million was outstanding under the Company’s $20 million revolving bank credit agreement, with $5.0 million at a LIBOR interest rate of 2.71% and $0.1 million at a prime interest rate of 3.375%. There was $14.9 million remaining in availability with $4.0 million utilized by outstanding letters of credit which mature in 2004. At November 30, 2002, the balance on the term loan stands at $5.4 million at a LIBOR interest rate of 3.91%. The interest rate swap liability resulted in $0.4 million included in long-term debt.

NOTE G – CONTINGENCIES

As of November 30, 2002, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of approximately $0.7 million and claims of approximately $1.9 million. Generally, amounts related to unapproved change orders and claims will not be paid by the customer to Matrix until final resolution of related claims or litigation, and accordingly, collection of these amounts may extend beyond one year.

The Company is currently in litigation in the Tulsa County district court for the State of Oklahoma over matters arising out of its worker’s compensation program with a former insurance provider. These matters involve contests over certain collateral pledged to secure Matrix’s obligations under this prior program. The defendants filed a motion to transfer venue to the courts in Bermuda. A hearing on this motion and on whether current court ordered restraints on the collateral will remain in place was to be held on October 30, 2002. Prior to that time, the parties agreed to stay the motion. Venue was left in Tulsa County and the restraints on the collateral were left in place with the parties agreeing to negotiate terms satisfactory to both sides. The Company is vigorously defending against this matter and it is the opinion of management that this legal action will not have a material effect on the Company’s financial position.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Certain matters discussed in this report include forward-looking statements. Forward-looking statements can generally be identified or recognized as those statements predicated upon or preceded by words such as “believe,” “expect”, “plan”, or “should” and like words of similar affect. Matrix is making these forward-looking statements in reliance on the “safe harbor” protections provided under the Private Securities Litigation Reform Act of 1995.

Forward-looking statements are subject to a number of uncertainties that could cause actual results to differ materially from any results projected, forecasted, estimated, or budgeted, including the following:

•	Delays or reductions in customer maintenance budget spending as customer resources are shifted towards capital budget spending for clean fuel projects.

•	The timing and planning of maintenance projects at customer facilities in the refinery industry which could cause comparisons of results in one period to another to differ materially.

•	Changes in general economic conditions in the United States.

•
Changes in laws and regulations to which Matrix and its customers are subject, including tax, environmental, and employment laws and regulations which could cause increased costs to Matrix, a decline in customer demand for services designed to meet new laws and regulations and a decline in the amount of services outsourced by customers.

•	The cost and effects of legal and administrative claims and proceedings against Matrix or its subsidiaries.

•	Conditions of the capital markets Matrix utilizes to access capital to finance operations.

•	The ability to raise capital in a cost-effective way.

•	The effect of changes in accounting policies.

•	The ability to manage growth and to assimilate personnel and operations of acquired businesses.

•	The ability to control costs.

•	Severe weather which could cause project delays and/or a decline in labor productivity.

•	Changes in foreign economies, currencies, laws, and regulations, especially in Canada where Matrix has made direct investments.

•	Political developments in foreign countries, especially in Canada where Matrix has made direct investments.

•	The ability of Matrix to develop expanded markets and product or service offerings as well as its ability to maintain existing markets.

•	The ability of Matrix to develop a learning curve in bidding and managing projects in a new industry.

•	Technological developments, high levels of competition, lack of customer diversification, and general uncertainties of governmental regulation in the energy industry.

•	The ability to recruit, train, and retain an adequate number of project supervisors with substantial experience.

•	A downturn in the petroleum storage operations or hydrocarbon processing operations of the petroleum and refining industries.

•	Changes in the labor market conditions that could restrict the availability of workers or increase the cost of such labor.

•	The negative effects of a strike or work stoppage.

•	Exposure to construction hazards related to the use of heavy equipment with attendant significant risks of liability for personal injury and property damage.

•	The risk of using significant production estimates for determining percent complete on construction contracts could differ materially upon final determination of project scope.

•	The inherent inaccuracy of estimates used to project the timing and cost of exiting operations of non-core businesses.

•	Fluctuations in quarterly results.

Results of Operations

Consolidated Overview

Matrix operates in three segments – AST Services, Construction Services and Plant Services. All operations are contained within these segments, therefore, significant fluctuations in gross revenues, gross profits, selling, general and administrative costs and operating income will be discussed below by segment.

Other income in the first six months of 2003 consists mainly of $0.2 million in proceeds from an insurance settlement for flood damage sustained in the previous year in Houston.

The effective tax rates for the six months ended November 30, 2002 and 2001 were 38.0% and 38.2% respectively.

Three Months Ended November 30, 2002 Compared to Three Months Ended November 30, 2001

AST Services Fiscal Year 2003 vs. 2002

Gross revenues for AST Services for the quarter ended November 30, 2002 were $44.6 million, compared to $43.9 million for the comparable quarter of the prior year, an increase of $0.7 million or 1.6%. This increase was primarily due to higher repair, maintenance and new tank construction activity offset by a decline in product sales. Gross margin for the quarter ended November 30, 2002 of 12.8% was worse than the 13.7% margin produced for the quarter ended November 30, 2001 as the mix of higher margin outside product sales declined relative to the prior year. The increased sales volume offset by lower margins year over year resulted in gross profit for the quarter ended November 30, 2002 of $5.7 million being less than the $6.0 million produced for the quarter ended November 30, 2001 by $0.3 million or 5.0%

Selling, general and administrative costs as a percent of revenues increased to 8.1% for the quarter ended November 30, 2002 vs. 6.1% for the quarter ended November 30, 2001 primarily as a result of higher fixed salary costs.

Operating income and income before income tax expense for the quarter ended November 30, 2002 of $2.1 million and $2.2 million respectively, were worse than the $3.3 million and $3.3 million respectively produced for the quarter ended November 30, 2001, primarily as the result of the lower margins and higher selling, general and administrative costs discussed above.

Construction Services Fiscal Year 2003 vs. 2002

Gross revenues for Construction Services for the quarter ended November 30, 2002 were $11.0 million, compared to $6.0 million for the comparable quarter of the prior year, an increase of $5.0 million or 83.3%. This increase resulted from the refocus towards Matrix’ core client base which has resulted in increased project opportunities. Gross margin for the quarter ended November 30, 2002 of 14.5% was significantly better than the 10.0% produced for the quarter ended November 30, 2001 as a direct result of better job execution of a higher margin backlog. This margin improvement along with increased sales volume resulted in gross profit for the quarter ended November 30, 2002 of $1.6 million being $1.0 million better than the $0.6 million for the quarter ended November 30, 2001.

Operating income and income before income tax expense for the quarter ended November 30, 2002 of $0.9 million and $0.9 million respectively, were better than the $0.2 million and $0.1 million produced in the quarter ended November 30, 2001, primarily as the result of revenue and gross margin improvements discussed above.

Plant Services Fiscal Year 2003 vs. 2002

Gross revenues for Plant Services for the quarter ended November 30, 2002 were $4.4 million compared to $4.8 million for the comparable quarter of the prior year, a decrease of $0.4 million or 8.3%. This decrease resulted from slightly more turnaround work in the second quarter of last year versus the second quarter of this year. Gross margin for the quarter ended November 30, 2002 of 6.8% was better than the 6.3% produced for the quarter ended November 30, 2001 as a result of a more favorable mix of business. These margin improvements offset by the decreased sales volume resulted in gross profit for the quarter ended November 30, 2002 of $0.3 million being identical to the $0.3 million for the quarter ended November 30, 2001.

Operating loss and loss before income tax expense for the quarter ended November 30, 2002 of $(0.3) million and $(0.3) million respectively, were relatively consistent with the operating loss and loss before income tax expense of $(0.2) million and $(0.2) million respectively produced for the quarter ended November 30, 2001.

Six Months Ended November 30, 2002 Compared to Six Months Ended November 30, 2001

AST Services Fiscal Year 2003 vs. 2002

Gross revenues for AST Services for the six months ended November 30, 2002 were $87.2 million, compared to $82.4 million for the comparable six months of the prior year, an increase of $4.8 million or 5.8%. The increase was due primarily to a strong business environment in the Western and Eastern tank repair and maintenance regions. Gross margin for the six months ended November 30, 2002 of 13.1% was slightly worse than the 13.6% produced for the six months ended November 30, 2001 as a result of a decline in higher margin product sales relative to the prior year. The increased sales volume offset by the gross margin declines resulted in gross profit for the six months ended November 30, 2002 of $11.4 million being $0.2 million or 1.8% better than the $11.2 million for the six months ended November 30, 2001.

Selling, general and administrative costs as a percent of revenues increased to 7.8% in the six months ended November 30, 2002 versus 6.5% in the six months ended November 30, 2001 primarily as a result of higher fixed salary costs.

Operating income and income before income tax expense for the six months ended November 30, 2002 of $4.5 million and $4.8 million respectively, were worse than the $5.7 million and $5.6 million respectively produced for the six months ended November 30, 2001, primarily the result of the higher selling, general and administrative costs discussed above.

Construction Services Fiscal Year 2003 vs. 2002

Gross revenues for Construction Services for the six months ended November 30, 2002 were $18.6 million, compared to $9.9 million for the comparable six months of the prior year, an increase of $8.7 million or 87.9%. This increase was due to better business development practices with our core customer base. Gross margin for the six months ended November 30, 2002 of 14.0% was a significant improvement over the 9.1% gross margin produced for the six months ended November 30, 2001 as a direct result of better absorption of fixed costs associated with the higher revenue volume and a favorable mix of projects in the current fiscal year. This gross margin improvement along with the increased sales volume resulted in gross profit for the six months ended November 30, 2002 of $2.6 million being $1.7 million better than the $0.9 produced in the six months ended November 30, 2001.

Operating income and income before taxes for the six months ended November 30, 2002 of $1.4 million and $1.4 million respectively, were significantly better than the operating income and income before income taxes of $0.2 million and $0.1 million respectively, produced for the six months ended November 30, 2001, primarily as the result of the increased revenues and improved gross margins discussed above.

Plant Services Fiscal Year 2003 vs. 2002

Gross revenues for Plant Services for the six months ended November 30, 2002 were $8.4 million compared to $10.2 million for the comparable six months of the prior year, a decrease of $1.8 million or 17.6%. The revenue decrease in Plant Services was due to lower maintenance and turnaround work in the first quarter of this year. Gross margin for the six months ended November 30, 2002 of 3.6% was worse than the 6.9% produced for the six months ended November 30, 2001 as a direct result of less absorption of fixed costs due to the lower volumes. These volume and margin declines resulted in gross profit for the six months ended November 30, 2002 of $0.3 million being $0.4 million or 57.1% worse than the $0.7 million produced for the six months ended November 30, 2001.

Operating loss and loss before income tax expense for the six months ended November 30, 2002 of $(0.8) million and $(0.9) million respectively, were worse than the operating loss and loss before income taxes of $(0.5) million and $(0.6) million respectively produced in the six months ended November 30, 2001, primarily as the result of the gross profit declines discussed above.

Financial Condition & Liquidity

Matrix’s cash and cash equivalents totaled approximately $1.2 million at November 30, 2002 and $0.8 million at May 31, 2002.

Matrix has financed its operations recently with cash from operations and from advances under a credit agreement. Matrix has a credit agreement with a commercial bank under which a total of $20.0 million may be borrowed on a revolving basis based on the level of Matrix’s eligible receivables and costs in excess of billings. Matrix can elect revolving loans which bear interest on a Prime or LIBOR based option and mature on October 31, 2004. At November 30, 2002, $5.1 million was outstanding under the revolver with $5.0 million at a LIBOR interest rate of 2.71% and $0.1 million at a prime interest rate of 3.375%. There was $14.9 million remaining in availability with $4.0 million utilized by outstanding letters of credit which mature in 2004. The agreement requires maintenance of certain financial ratios, limits the amount of additional borrowings and the payment of dividends. The credit facility is secured by all accounts receivable, inventory, intangibles, certain real property, and proceeds related thereto.

In fiscal 2002, the Company also borrowed $5.9 million under a term loan that matures June 6, 2006. The term loan is secured by a mortgage on certain facilities under construction at the Port of Catoosa in Oklahoma. The term loan bears interest at LIBOR + 1.5%.

Effective June 1, 2001, the Company entered into an interest rate swap agreement for an initial notional amount of $6 million with a commercial bank, effectively providing a fixed interest rate of 7.23% for the five year period on the term note. The company will pay 7.23% and receive LIBOR + 1.5%, calculated on the notional amount. Net receipt or payments under the agreement will be recognized as an adjustment to interest expense. The related debt was initially drawn under the credit agreement revolving loan, and was rolled into the term loan on September 26, 2001. At November 30, 2002, the balance on the term loan stands at $5.4 million at a LIBOR interest rate of 3.91%. The swap agreement expires in 2006. If LIBOR decreases, interest payments received and the market value of the swap position decrease.

Operations of Matrix provided $5.4 million of cash for the six months ended November 30, 2002 as compared with the use of $3.1 million of cash for the six months ended November 30, 2001, representing an increase of approximately $8.5 million. The increase was due primarily to increased net income and reduced working capital needs.

Capital expenditures during the six months ended November 30, 2002 totaled approximately $8.0 million. Of this amount, approximately $4.9 million was used in the construction of the Port of Catoosa facility, $0.9 million was used to purchase transportation equipment for field operations, and approximately $1.4 million was used to purchase welding, construction, and fabrication equipment. Matrix invested approximately $0.6 million in office equipment, computer hardware and software, and furniture and fixtures during the quarter. Matrix has budgeted approximately $15.8 million for capital expenditures for fiscal 2003 of which $7.3 million is included for the Tulsa Port of Catoosa construction. Matrix signed a 40-year lease for a 50-acre facility planned in Tulsa, Oklahoma in order to consolidate Matrix’s four facilities in the Tulsa market now containing fabrication, operations and administration. Currently, the Tank Construction Division and Tulsa Regional office have relocated to the Port of Catoosa in a new 33,000 square foot facility and construction is in progress on the new 153,000 square foot fabrication facility. On September 27, 2002, Caldwell exercised the $1.7 million option to acquire Brown Steel Contractors, Inc. (“Brown”).

Matrix believes that its existing funds, amounts available from borrowings under its existing credit agreement and cash generated by operations will be sufficient to meet the working capital needs through fiscal 2003 and for the foreseeable time thereafter.

The preceding discussion contains forward-looking statements including, without limitation, statements relating to Matrix’s plans, strategies, objectives, expectations, intentions, and adequate resources, that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements contained in the financial condition and liquidity section are based on certain assumptions, which may vary from actual results. Specifically, the capital expenditure projections are based on management’s best estimates, which were derived utilizing numerous assumptions of future events.

Outlook

The current turnaround schedule at Plant Services suggests that the third and fourth quarters will show improved sales volumes and profitability over the first six months of fiscal 2002 but below original forecasts as refineries consolidate their turnaround schedules to coordinate capital construction work associated with low sulfur fuel projects. Matrix’s AST Services activity is currently quiet as our clients are in the process of approving calendar 2003 maintenance and capital budgets. It is unclear, however, whether or not the maintenance budgets will be approved at levels comparable, greater or lower in the upcoming calendar year of 2003 in light of current oil and gas prices, mandated capital requirements, and the world recessionary economy. Management believes, however, that its strategic alliances put Matrix in a more favorable position than our competition if budgets are either reduced or increased.

Environmental

Matrix is a participant in certain environmental activities in various stages involving assessment studies, cleanup operations and/or remedial processes.

In connection with the Company’s sale of Brown and affiliated entities in 1999, an environmental assessment was conducted at Brown’s Newnan, Georgia facilities. The assessment turned up a number of deficiencies relating to storm water permitting, air permitting and waste handling and disposal. An inspection of the facilities also showed friable asbestos that needed to be removed. In addition, Phase II soil testing indicated a number of volatile organic compounds, semi-volatile organic compounds and metals above the State of Georgia notification limits. Ground water testing also indicated a number of contaminants above the State of Georgia notification limits.

Appropriate State of Georgia agencies have been notified of the findings and corrective and remedial actions have been completed, are currently underway, or plans for such actions have been submitted to the State of Georgia for approval on the remaining property. The total cost for cleanup and remediation was $2.1 million, an insignificant amount of which remains accrued at November 30, 2002.

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

Matrix builds aboveground storage tanks and performs maintenance and repairs on existing aboveground storage tanks. A defect in the manufacturing of new tanks or faulty repair and maintenance on an existing tank could result in an environmental liability if the product stored in the tank leaked and contaminated the environment. Matrix currently has liability insurance with pollution coverage of $1 million, but this amount could be insufficient to cover a major claim.

ITEM 4.    Controls and Procedures

We maintain controls and other procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In response to recent legislation, we implemented changes to our disclosure controls and procedures, primarily to formalize and document procedures already in place and to establish a disclosure committee consisting of some of our officers and other management.

Within the 90-day period prior to our filing of this report, and under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

We do not expect that our disclosure controls and procedures or our other internal controls can prevent all error and all fraud or that our evaluation of these controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The benefits of controls and procedures must be considered relative to their costs, and the design of any system of controls is based in part upon assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls and procedures may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these and other inherent limitations in controls and procedures, misstatements or omissions due to error or fraud may occur and not be detected.

Subsequent to the date of our evaluation described above, we have not made any significant changes, including corrective actions with regard to significant deficiencies or material weaknesses, in our internal controls or in other factors that could significantly affect these controls.

PART IV

OTHER INFORMATION

ITEM	4. Submission of Matters to a Vote of Security Holders:

The Company’s annual meeting of stockholders was held in Tulsa, Oklahoma at 10:30 a.m. local time, on Tuesday, October 22, 2002. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement, and all nominees were elected.

Out of a total of 7,864,658 shares of the Company’s common stock outstanding and entitled to vote, 7,393,627 shares were present at the meeting in person or by proxy, representing approximately 94.0 percent. Matters voted upon at the meeting were as follows:

a.
Election of six directors to serve on the Company’s board of directors. Messrs. Bradley, Hall, Hendrix, Lackey, Vetal and Zink were elected to serve until the 2003 Annual Meeting. The vote tabulation with respect to each nominee was as follows:

Nominee	For	Authority Withheld
Hugh E. Bradley	7,349,157	44,470
Michael J. Hall	7,385,857	7,770
I. Edgar Hendrix	7,349,432	44,195
Paul K. Lackey	7,350,457	43,170
Bradley S. Vetal	6,854,782	538,845
John S. Zink	7,376,457	17,170

b.	The stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent public accountants.

Number of Votes Cast
For	Against	Abstain	Broker Non-Votes
7,388,227	3,700	1,700	-0-

ITEM 6.    Exhibits and Reports on Form 8-K:

A.	Exhibit 10.1: Section 906 Certification – CEO

Exhibit 10.2: Section 906 Certification – CFO

B.	Reports on Form 8-K: None.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date: January 9, 2003	By:
Michael J. Hall, Vice President-Finance, signing on behalf of the registrant and as the registrant’s chief accounting officer.

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 9, 2003

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 9, 2003

Michael J. Hall
Vice President – Finance
and Chief Financial Officer