Form 10-Q/A
period 2002-08-31
MATRIX SERVICE CO
filed 2003-02-14
CIK 866273

QUARTERLY REPORT

FOR PERIOD ENDING

AUGUST 31, 2002

10701 E. Ute Street • Tulsa, Oklahoma 74116-1517

(918) 838-8822 • Fax (918) 838-8810

NASDAQ MARKET SYSTEM – SYMBOL: MTRX

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

Commission File number 0-18716

MATRIX SERVICE COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE	73-1352174
(State of incorporation)	(I.R.S. Employer Identification No.)

10701 E. Ute St., Tulsa, Oklahoma 74116-1517

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (918) 838-8822

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of October 8, 2002, there were 9,642,638 shares of the Company’s common stock, $0.01 par value per share, issued and 7,864,658 shares outstanding.

This 10-Q has been revised to include Item 4.    Controls & Procedures.

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

	Consolidated Statements of Income for the Three Months Ended August 31, 2002 and 2001	1

	Consolidated Balance Sheets August 31, 2002 and May 31, 2002	2

	Consolidated Statements of Cash Flow for the Three Months Ended August 31, 2002 and 2001	4

	Notes to Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	N/A

ITEM 4.	Controls and Procedures	15

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings	N/A

ITEM 2.	Changes in Securities	N/A

ITEM 3.	Defaults Upon Senior Securities	N/A

ITEM 4.	Submission of Matters to a Vote of Security Holders	N/A

ITEM 5.	Other Information	N/A

ITEM 6.	Exhibits and Reports on Form 8-K	16

Signature		16

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

Matrix Service Company

Consolidated Statements of Income

(in thousands, except share and per share data)

	Three Months Ended August 31, (unaudited)
	2002	2001
Revenues	$53,717	$47,739
Cost of revenues	47,090	41,860

Gross profit	6,627	5,879
Selling, general and administrative expenses	4,271	3,681
Goodwill amortization	—	82
Restructuring, impairment and abandonment cost	—	49

Operating income	2,356	2,067
Other income (expense):
Interest expense	(94)	(123)
Interest income	8	30
Other	293	(26)

Income before income tax expense	2,563	1,948
Provision for federal, state and foreign income tax expense	987	755

Net income	$1,576	$1,193

Earnings per share of common stock:
Basic	$0.20	$0.16
Diluted	$0.19	$0.15
Weighted average number of common shares:
Basic	7,858,532	7,643,025
Diluted	8,251,207	8,003,463

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Balance Sheets

(in thousands)

	August 31, 2002	May 31, 2002
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$998	$826
Accounts receivable, less allowances (August 31-$317; May 31-$242)	35,749	35,209
Costs and estimated earnings in excess of billings on uncompleted contracts	11,590	13,096
Inventories	2,700	2,815
Income tax receivable	—	359
Deferred income taxes	416	348
Prepaid expenses	2,403	2,267
Other assets	1,740	—

Total current assets	55,596	54,920
Property, plant and equipment at cost:
Land and buildings	17,427	15,452
Construction equipment	22,911	22,312
Transportation equipment	8,483	8,719
Furniture and fixtures	5,405	5,269
Construction in progress	6,295	5,912

	60,521	57,664
Less accumulated depreciation	25,694	25,242

Net property, plant and equipment	34,827	32,422
Goodwill, net of accumulated amortization (August 31-$2,777; May 31-$2,777)	10,894	10,929
Other assets	1,179	2,919

Total assets	$102,496	$101,190

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Balance Sheets

(in thousands)

	August 31, 2002	May 31, 2002
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$9,209	$12,954
Billings on uncompleted contracts in excess of costs and estimated earnings	9,483	9,108
Accrued insurance	1,897	2,086
Accrued environmental reserves	58	92
Income tax payable	815	210
Other accrued expenses	2,522	4,072
Current portion of long-term debt	622	589

Total current liabilities	24,606	29,111
Long-term debt	13,730	9,291
Deferred income taxes	2,530	2,588
Stockholders’ equity:
Common stock	96	96
Additional paid-in capital	51,876	51,868
Retained earnings	19,702	18,126
Accumulated other comprehensive income	(1,075)	(894)

	70,599	69,196
Less: Treasury stock, at cost – August 31-1,777,980 and May 31-1,784,856	(8,969)	(8,996)

Total stockholders’ equity	61,630	60,200

Total liabilities and stockholders’ equity	$102,496	$101,190

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Statements of Cash Flow

(in thousands)

	Three Months Ended August 31, (unaudited)
	2002	2001
Cash flow from operating activities:
Net income	$1,576	$1,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,267	1,205
Deferred income tax	(52)	143
Gain on sale of equipment	(57)	(27)
Changes in current assets and liabilities increasing (decreasing) cash:
Accounts receivable	(540)	3,864
Costs and estimated earnings in excess of billings on uncompleted contracts	1,506	(1,713)
Inventories	115	232
Prepaid expenses	(136)	137
Accounts payable	(3,744)	(4,043)
Billings on uncompleted contracts in excess of costs and estimated earnings	375	(812)
Accrued expenses	(1,773)	(2,857)
Income taxes receivable/payable	964	286
Other	—	24

Net cash used by operating activities	(499)	(2,368)
Cash flow from investing activities:
Capital expenditures	(3,703)	(5,603)
Proceeds from other investing activities	75	48

Net cash used in investing activities	$(3,628)	$(5,555)

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Cash Flow Statements

(in thousands)

	Three Months Ended August 31, (unaudited)
	2002	2001
Cash flows from financing activities:
Issuance of long-term debt	$30,255	$26,150
Repayments of long-term debt	(25,970)	(18,525)
Purchase of treasury stock	34	—
Issuance of stock	—	125

Net cash provided in financing activities	4,319	7,750
Effect of exchange rate changes on cash	(20)	57

Decrease in cash and cash equivalents	172	(116)
Cash and cash equivalents at beginning of period	826	835

Cash and cash equivalents at end of period	$998	$719

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

The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended May 3l, 2002, included in Matrix’s Annual Report on Form 10-K for the year then ended. Matrix’s business is seasonal; therefore, results for any interim period may not necessarily be indicative of future operating results.

NOTE B – SEGMENT INFORMATION

Matrix operates primarily in the United States and has operations in Canada. Matrix’s industry segments are Aboveground Storage Tank (AST) Services, Construction Services, and Plant Services.

	AST Services	Construction Services	Plant Services	Combined Total
Three Months ended August 31, 2002
Gross revenues	42.6	7.6	4.0	54.2
Less: Inter-segment revenues	(0.5)	0.0	0.0	(0.5)
Consolidated revenues	42.1	7.6	4.0	53.7
Gross profit	5.7	0.9	0.0	6.6
Operating income (loss)	2.5	0.5	(0.6)	2.4
Income (loss) before income tax expense	2.7	0.5	(0.6)	2.6
Net income (loss)	1.6	0.3	(0.3)	1.6
Identifiable assets (excluding goodwill)	76.9	9.3	5.4	91.6
Goodwill	9.6	0.5	0.8	10.9
Capital expenditures	3.3	0.2	0.2	3.7
Depreciation expense	1.1	0.1	0.1	1.3
Three Months ended August 31, 2001
Gross revenues	38.5	3.9	5.4	47.8
Less: Inter-segment revenues	(0.1)	0.0	0.0	(0.1)
Consolidated revenues	38.4	3.9	5.4	47.7
Gross profit	5.2	0.3	0.4	5.9
Operating income (loss)	2.4	0.0	(0.3)	2.1
Income (loss) before income tax expense	2.3	0.0	(0.4)	1.9
Net income (loss)	1.4	0.0	(0.2)	1.2
Identifiable assets (excluding goodwill)	60.6	5.1	8.5	74.2
Goodwill	9.8	0.6	0.8	11.2
Capital expenditures	5.3	0.1	0.2	5.6
Depreciation expense	1.0	0.0	0.1	1.1

NOTE C – REPORTING ACCUMULATED OTHER COMPREHENSIVE INCOME/LOSS

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

NOTE D – INCOME TAXES

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

NOTE F – DEBT

At August 31, 2002, $8.4 million was outstanding under the Company’s $20 million revolving bank credit agreement, with $7.0 million at a LIBOR interest rate of 2.81%, and $1.4 million at a prime interest rate of 3.625%. There was $11.6 million remaining in availability with $3.1 million utilized by outstanding letters of credit which mature in 2004. At August 31, 2002, the balance on the term loan stands at $5.5 million at a LIBOR interest rate of 3.89%.

NOTE G — CONTINGENCIES

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

NOTE H – SUBSEQUENT EVENTS

Under the terms of the August 31, 1999 Asset Sales Agreement between Matrix and Caldwell Tanks, Inc. (“Caldwell”) relating to the sale of Brown Steel Constructors Inc. (“Brown”), Caldwell entered into a three-year lease agreement with an option to acquire for $1.7 million the real estate and buildings under lease. In August 2002, Caldwell indicated their intent to exercise the option to acquire the real estate and buildings. This sale closed on September 27, 2002.

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

Financial Condition & Liquidity

Matrix’s cash and cash equivalents totaled approximately $1.0 million at August 31, 2002 and $0.8 million at May 31, 2002.

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

The preceding discussion contains forward-looking statements including, without limitation, statements relating to Matrix’s plans, strategies, objectives, expectations, intentions, and adequate resources, that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements contained in the financial condition and liquidity section are based on certain assumptions, which may vary from actual results. Specifically, the capital expenditure projections are based on management’s best estimates, which were derived utilizing numerous assumptions of future events, including the successful remediation of environmental issues relating to the Brown sale and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the successful remediation of the remaining Brown property.

Outlook

The current backlog in the Construction Services suggests that the second quarter will show stronger sales volumes and higher profitability. The performance experienced in Matrix’s AST Services Division in the first quarter should continue as our customers’

maintenance budgets are spent during the last four months of the calendar year. It is unclear, however, whether or not these maintenance budgets will be approved at levels comparable, greater, or lower in the upcoming calendar year of 2003 in light of the current state of uncertainty that exists.

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

MATRIX SERVICE COMPANY

Date: October 10, 2002	By: Michael J. Hall
Michael J. Hall Vice President-Finance Chief Financial Officer signing on behalf of the registrant and as the registrant’s chief accounting officer.

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

Michael J. Hall

Vice President – Finance

and Chief Financial Officer