Form 10-Q/A
period 2002-08-31
MATRIX SERVICE CO
filed 2003-03-10
CIK 866273

[LOGO OF MATRIX SERVICE]

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

/s/    Bradley S. Vetal

Bradley S. Vetal

President & Chief Executive Officer

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A1

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

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Balance Sheets

(in thousands)

	August 31,	May 31,
	2002	2002
ASSETS:	(unaudited)

Current assets:
Cash and cash equivalents	$998	$826
Accounts receivable, less allowances (August 31-$317; May 31-$242)	35,749	35,209
Costs and estimated earnings in excess of billings on uncompleted contracts	11,590	13,096
Inventories	2,700	2,815
Income tax receivable	—	359
Deferred income taxes	416	348
Prepaid expenses	2,403	2,267
Other assets	1,740	—

Total current assets	55,596	54,920

Property, plant and equipment at cost:
Land and buildings	17,427	15,452
Construction equipment	22,911	22,312
Transportation equipment	8,483	8,719
Furniture and fixtures	5,405	5,269
Construction in progress	6,295	5,912

	60,521	57,664

Less accumulated depreciation	25,694	25,242

Net property, plant and equipment	34,827	32,422

Goodwill, net of accumulated amortization (August 31-$2,777; May 31-$2,777)	10,894	10,929

Other assets	1,179	2,919

Total assets	$102,496	$101,190

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Balance Sheets

(in thousands)

	August 31,	May 31,
	2002	2002
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$9,209	$12,954
Billings on uncompleted contracts in excess of costs and estimated earnings	9,483	9,108
Accrued insurance	1,897	2,086
Accrued environmental reserves	58	92
Income tax payable	815	210
Other accrued expenses	2,522	4,072
Current portion of long-term debt	622	589

Total current liabilities	24,606	29,111

Long-term debt	13,730	9,291

Deferred income taxes	2,530	2,588

Stockholders’ equity:
Common stock	96	96
Additional paid-in capital	51,876	51,868
Retained earnings	19,702	18,126
Accumulated other comprehensive income	(1,075)	(894)

	70,599	69,196

Less: Treasury stock, at cost – August 31-1,777,980 and May 31-1,784,856	(8,969)	(8,996)

Total stockholders’ equity	61,630	60,200

Total liabilities and stockholders’ equity	$102,496	$101,190

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

NOTE G – CONTINGENCIES

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

We do not expect that our disclosure controls and procedures or our other internal controls can prevent all error and all fraud or that our evaluation of these controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The benefits of controls and procedures must be considered relative to their costs, and the design of any system of controls is based in part upon assumptions about the likelihood of future events. There is reasonable assurance that the design will succeed in achieving its stated goals under all potential future conditions. Because of these and other inherent limitations in controls and procedures, misstatements or omissions due to error or fraud may occur and not be detected.

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

MATRIX SERVICE COMPANY

Date: October 10, 2002	By:	/s/ Michael J. Hall
Michael J. Hall Vice President-Finance Chief Financial Officer signing on behalf of the registrant and as the registrant’s chief accounting officer.

CERTIFICATIONS

I, Bradley S. Vetal, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Matrix Service Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Vice President – Finance

and Chief Financial Officer