Form 10-Q/A
period 2002-11-30
MATRIX SERVICE CO
filed 2003-03-11
CIK 866273

[LOGO OF MATRIX SERVICE] QUARTERLY REPORT FOR PERIOD ENDING NOVEMBER 30, 2002 10701 E. Ute Street — Tulsa, Oklahoma 74116-1517 (918) 838-8822 Fax (918) 838-8810 NASDAQ MARKET SYSTEM – SYMBOL: MTRX

Second Quarter FY 2003 Letter to Stockholders

Net income for the second quarter of fiscal 2003 advanced to $1.7 million, or $0.21 per fully diluted share, from $1.6 million, or $0.20 per fully diluted share, in the second quarter a year ago. Gross margins on a consolidated basis widened to 12.9% from the 12.8% reported in the same quarter a year ago.

We are pleased with the continuing progress made since our decision to focus on the Company’s core business. Despite the lackluster economic environment, our business climate continues to be positive and we anticipate that the balance of the year will be solid, although there has been some slippage of turnaround work into the first fiscal quarter of fiscal 2004. We are reconfirming our earnings estimate range of $0.88 to $0.93 per fully diluted share for fiscal 2003.

Our client base is currently in the process of finalizing budgets for calendar year 2003 and it is too early to make any specific observations. We are not currently aware of any major negative aspects in the budgeting process. We do not yet know if the capital spending requirements for refinery upgrades, which will be substantial, will have an impact on maintenance budgets particularly as it effects our service offerings. We expect the third quarter earnings to range from $0.12 to $0.17 per fully diluted share.

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

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Balance Sheets

(in thousands)

	November 30, 2002	May 31, 2002
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$1,244	$826
Accounts receivable, less allowances (November 30 – $385, May 31 – $242)	29,532	35,209
Costs and estimated earnings in excess of billings on uncompleted contracts	13,241	13,096
Inventories	2,429	2,815
Income tax receivable	—	359
Deferred income taxes	442	348
Prepaid expenses	2,731	2,267

Total current assets	49,619	54,920
Property, plant and equipment at cost:
Land and buildings	17,426	15,452
Construction equipment	23,396	22,312
Transportation equipment	8,731	8,719
Furniture and fixtures	5,753	5,269
Construction in progress	9,418	5,912

	64,724	57,664
Less accumulated depreciation	26,962	25,242

Net property, plant and equipment	37,762	32,422
Goodwill, net of accumulated amortization (November 30 – $2,777, May 31 – $2,777)	10,888	10,929
Other assets	1,180	2,919

Total assets	$99,449	$101,190

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

NOTE A—BASIS OF PRESENTATION

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

NOTE B—SEGMENT INFORMATION

Matrix operates primarily in the United States and has operations in Canada. Matrix’s industry segments are Aboveground Storage Tank (AST) Services, Construction Services and Plant Services.

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

NOTE C—REPORTING ACCUMULATED OTHER COMPREHENSIVE INCOME/LOSS

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

NOTE D—INCOME TAX

Deferred income taxes are computed using the liability method whereby deferred tax assets and liabilities are recognized based on temporary differences between financial statement and tax basis of assets and liabilities using presently enacted tax rates.

NOTE E—NEW ACCOUNTING STANDARDS

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

NOTE F—DEBT

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

NOTE G—CONTINGENCIES

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

MATRIX SERVICE COMPANY

Date: January 9, 2003	By:	/s/ Michael J. Hall
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

/s/ M J. Hall
Michael J. Hall Vice President – Finance and Chief Financial Officer