Form 10-Q
period 2003-02-28
MATRIX SERVICE CO
filed 2003-04-10
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________ to ______________

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

As of April 9, 2003 there were 9,642,638 shares of the Company’s common stock, $.01 par value per share, issued and 7,982,259 shares outstanding.

INDEX

PART I	FINANCIAL INFORMATION	PAGE NO.

ITEM 1.	Financial Statements (Unaudited)	1

	Consolidated Statements of Income for the Three and Nine Months Ended February 28, 2003 and February 28, 2002	1

	Consolidated Balance Sheets February 28, 2003 and May 31, 2002	2

	Consolidated Cash Flow Statements for the Nine Months Ended February 28, 2003 and February 28, 2002	4

	Notes to Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	N/A

ITEM 4.	Controls and Procedures	18

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings	N/A

ITEM 2.	Changes in Securities and Use of Proceeds	N/A

ITEM 3.	Defaults Upon Senior Securities	N/A

ITEM 4.	Submission of Matters to a Vote of Security Holders	N/A

ITEM 5.	Other Information	N/A

ITEM 6.	Exhibits and Reports on Form 8-K	19

Signatures		19

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

Matrix Service Company

Consolidated Statements of Income

(in thousands, except share and per share data)

	Three Months Ended February 28, (unaudited)		Nine Months Ended February 28, (unaudited)
	2003	2002	2003	2002
Revenues	$51,900	$54,588	$164,513	$156,731
Cost of revenues	45,867	49,996	144,266	139,301

Gross profit	6,033	4,592	20,247	17,430
Selling, general and administrative expenses	4,556	3,941	13,651	11,241
Goodwill amortization	—	86	—	254
Restructuring, impairment and abandonment	—	(665)	—	(70)

Operating income	1,477	1,230	6,596	6,005
Other income (expense):
Interest expense	(22)	—	(210)	(177)
Interest income	6	5	15	36
Other	272	760	681	648

Income before income tax expense	1,733	1,995	7,082	6,512
Provision for federal, state and foreign income tax expense	521	756	2,554	2,483

Net income	$1,212	$1,239	$4,528	$4,029

Earnings per share of common stock:
Basic	$0.15	$0.16	$0.57	$0.52
Diluted	$0.15	$0.15	$0.55	$0.50
Weighted average number of common shares:
Basic	7,926,395	7,748,939	7,888,565	7,686,954
Diluted	8,357,395	8,120,275	8,283,680	8,031,724

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Balance Sheets

(in thousands)

	February 28,	May 31,
	2003	2002
ASSETS:	(unaudited)

Current assets:
Cash and cash equivalents	$1,537	$826
Accounts receivable, less allowances (February 28 - $460, May 31 - $242)	28,174	35,209
Costs and estimated earnings in excess of billings on uncompleted contracts	9,683	13,096
Inventories	2,411	2,815
Income tax receivable	1,046	359
Deferred income taxes	537	348
Prepaid expenses	2,256	2,267

Total current assets	45,644	54,920
Property, plant and equipment at cost:
Land and buildings	17,534	15,452
Construction equipment	24,258	22,312
Transportation equipment	9,160	8,719
Furniture and fixtures	6,077	5,269
Construction in progress	12,691	5,912

	69,720	57,664
Less accumulated depreciation	27,956	25,242

Net property, plant and equipment	41,764	32,422
Goodwill, net of accumulated amortization (February 28 - $2,777, May 31 - $2,777)	10,981	10,929
Other assets	1,179	2,919

Total assets	$99,568	$101,190

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Balance Sheets

(in thousands)

	February 28,	May 31,
	2003	2002
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$7,578	$12,954
Billings on uncompleted contracts in excess of costs and estimated earnings	9,462	9,108
Accrued insurance	1,819	2,086
Accrued environmental reserves	17	92
Income tax payable	—	210
Other accrued expenses	4,110	4,072
Current portion of long-term debt	643	589

Total current liabilities	23,629	29,111
Long-term debt	8,188	9,291
Deferred income taxes	2,275	2,588
Stockholders’ equity:
Common stock	96	96
Additional paid-in capital	52,163	51,868
Retained earnings	22,654	18,126
Accumulated other comprehensive loss	(914)	(894)

	73,999	69,196
Less: Treasury stock, at cost – 1,660,379 and 1,784,856 February 28 and May 31, respectively	(8,523)	(8,996)

Total stockholders’ equity	65,476	60,200

Total liabilities and stockholders’ equity	$99,568	$101,190

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Cash Flow Statements

(in thousands)

	Nine Months Ended February 28, (unaudited)
	2003	2002
Cash flow from operating activities:
Net income	$4,528	$4,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,777	3,702
Deferred income tax	(403)	390
(Gain) Loss on sale of equipment	(100)	(53)
Changes in current assets and liabilities increasing (decreasing) cash:
Accounts receivable	7,035	(10,070)
Costs and estimated earnings in excess of billings on uncompleted contracts	3,413	2,768
Inventories	404	285
Prepaid expenses	11	248
Accounts payable	(5,376)	(3,078)
Billings on uncompleted contracts in excess of costs and estimated earnings	354	7,899
Accrued expenses	(304)	354
Income taxes receivable/payable	(897)	(919)
Other	—	73

Net cash provided by operating activities	12,442	5,628
Cash flow from investing activities:
Capital expenditures	(13,118)	(12,076)
Proceeds from other investing activities	1,858	128

Net cash used in investing activities	$(11,260)	$(11,948)

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Cash Flow Statements

(in thousands)

	Nine Months Ended February 28, (unaudited)
	2003	2002
Cash flows from financing activities:
Issuance of long-term debt	$72,505	$82,300
Repayments of long-term debt	(73,805)	(75,465)
Issuance of stock	768	806

Net cash provided in financing activities	(532)	7,641
Effect of exchange rate changes on cash	61	36

Increase in cash and cash equivalents	711	1,357
Cash and cash equivalents at beginning of period	826	835

Cash and cash equivalents at end of period	$1,537	$2,192

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

The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2002, included in Matrix’s Annual Report on Form 10-K for the year then ended. Matrix’s business is both seasonal and is subject to the timing of maintenance and other projects at customers’ facilities, both of which could cause comparisons of results in one period to another to differ materially; therefore, results for any interim period may not necessarily be indicative of future operating results.

NOTE B – SEGMENT INFORMATION

Matrix operates primarily in the United States and has operations in Canada. Matrix’s industry segments are Aboveground Storage Tank (AST) Services, Construction Services and Plant Services.

	AST Services	Construction Services	Plant Services	Combined Total
Three Months Ended February 28, 2003
Gross revenues	36.2	10.5	5.8	52.5
Less: Inter-segment revenues	(0.6)	0.0	0.0	(0.6)
Consolidated revenues	35.6	10.5	5.8	51.9
Gross profit	4.3	1.5	0.2	6.0
Operating income (loss)	1.0	0.9	(0.4)	1.5
Income (loss) before income tax expense	1.2	0.9	(0.4)	1.7
Net income (loss)	0.9	0.5	(0.2)	1.2

Identifiable assets (excluding goodwill)	73.2	5.2	10.3	88.7
Goodwill	9.6	0.5	0.8	10.9
Capital expenditures	3.9	0.2	1.0	5.1
Depreciation expense	1.0	0.1	0.1	1.2

Three Months Ended February 28, 2002
Gross revenues	37.4	6.1	11.3	54.8
Less: Inter-segment revenues	(0.2)	0.0	0.0	(0.2)
Consolidated revenues	37.2	6.1	11.3	54.6
Gross profit	1.9	0.8	1.9	4.6
Operating income (loss)*	(1.0)	0.4	1.1	1.2
Income (loss) before income tax expense*	(0.4)	0.6	1.1	2.0
Net income (loss)*	(0.3)	0.3	0.7	1.2

Identifiable assets (excluding goodwill)*	67.8	6.6	13.0	89.4
Goodwill	9.6	0.5	0.8	10.9
Capital expenditures	3.2	0.0	0.2	3.4
Depreciation expense	1.0	0.0	0.2	1.2

Nine Months Ended February 28, 2003
Gross revenues	123.4	29.1	14.2	166.7
Less: Inter-segment revenues	(2.2)	0.0	0.0	(2.2)
Consolidated revenues	121.2	29.1	14.2	164.5
Gross profit	15.7	4.1	0.4	20.2
Operating income (loss)	5.5	2.3	(1.2)	6.6
Income (loss) before income tax expense	6.1	2.2	(1.2)	7.1
Net income (loss)	3.9	1.4	(0.8)	4.5

Identifiable assets (excluding goodwill)	73.2	5.2	10.3	88.7
Goodwill	9.6	0.5	0.8	10.9
Capital expenditures	11.0	0.5	1.6	13.1
Depreciation expense	3.2	0.2	0.4	3.8

Nine Months Ended February 28, 2002
Gross revenues	119.8	16.0	21.5	157.3
Less: Inter-segment revenues	(0.6)	0.0	0.0	(0.6)
Consolidated revenues	119.2	16.0	21.5	156.7
Gross profit	13.1	1.7	2.6	17.4
Operating income*	4.7	0.6	0.6	6.0
Income before income tax expense*	5.2	0.7	0.5	6.5
Net income*	3.2	0.4	0.3	4.0

Identifiable assets (excluding goodwill)*	67.8	6.6	13.0	89.4
Goodwill	9.6	0.5	0.8	10.9
Capital expenditures	11.6	0.2	0.3	12.1
Depreciation expense	3.0	0.1	0.4	3.5

* Combined totals reflect impact of other services.

NOTE C – REPORTING ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS)

Other comprehensive income(loss) and accumulated other comprehensive income(loss) consisted of foreign currency translation adjustments and fair value adjustments of derivative instruments.

	Three Months Ended February 28, (unaudited)		Nine Months Ended February 28, (unaudited)
	2003	2002	2003	2002
Net income	$1,212	$1,239	$4,528	$4,029
Other comprehensive income/(loss)	161	(42)	(20)	(345)

Comprehensive income	$1,373	$1,197	$4,508	$3,684

NOTE D – INCOME TAX

Deferred income taxes are computed using the liability method whereby deferred tax assets and liabilities are recognized based on temporary differences between financial statement and tax basis of assets and liabilities using presently enacted tax rates.

NOTE E – NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” in June 2001. SFAS No. 141 establishes accounting and reporting standards for business combinations and requires all business combinations to be accounted for by the purchase method. The Statement is effective for all business combinations initiated after June 30, 2001, and any business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS No. 142 addresses accounting and reporting standards for goodwill and other intangible assets. Under the provisions of this Statement, goodwill and intangible assets with indefinite useful lives are no longer amortized, but will be tested annually for impairment. Matrix applied the new rules on accounting for goodwill and other intangible assets beginning June 1, 2002. Application of the non-amortization provisions of the Statement for the three months ended February 28, 2002 would have produced net income of $1.3 million resulting in basic and fully-diluted earnings per share of $0.17 and $0.16, respectively. Application of the non-amortization provisions of the Statement for the nine months ended February 28, 2002 would have produced net income of $4.2 million resulting in basic and fully-diluted earnings per share of $0.54 and $0.52, respectively. On August 31, 2002, Matrix completed the impairment tests of goodwill as of June 1, 2002. The results of these tests have indicated that there was no impairment impact in adopting this standard.

The FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in October 2001. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and amends Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Statement retains the basic framework of SFAS No. 121, resolves certain implementation issues of SFAS No. 121, extends applicability to discontinued operations, and broadens the presentation of discontinued operations to include a component of an entity. The Statement is being applied prospectively, beginning June 1, 2002. Initial adoption of the Statement did not have any impact on Matrix results of operations or financial position.

NOTE F – DEBT

At February 28, 2003, $3.0 million was outstanding under the Company’s $20 million revolving bank credit agreement at an interest rate of 2.47% based on a LIBOR option. There was $17 million remaining in availability based on eligible accounts receivables and costs in excess of billings, of which $4.4 million was utilized by outstanding letters of credit which mature in 2004. At February 28, 2003, the balance on the term loan stood at $5.3 million at an interest rate of 2.88% based on a LIBOR option. At February 28, 2003, the fair value of the interest rate swap resulted in a liability of $0.5 million which was included in debt.

NOTE G – CONTINGENCIES

As of February 28, 2003, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of approximately $0.7 million and claims of approximately $1.9 million. Generally, amounts related to unapproved change orders and claims will not be paid by the customer to Matrix until final resolution of related claims or litigation, and accordingly, collection of these amounts may extend beyond one year.

Matrix, as plaintiff, is currently in litigation in the Tulsa County district court in the State of Oklahoma over matters arising out of its worker’s compensation program with a former insurance provider. These matters involve contests over a letter of credit (“LOC”) for $2.2 million, a bond for $2.1 million and cash of $0.6 million pledged to secure Matrix’s obligations under this prior program. The defendants filed a motion to transfer venue to the courts in Bermuda. A hearing on this motion and on whether current court ordered restraints on the collateral will remain in place was held on October 30, 2002. Venue was left in Tulsa County and the restraints on the collateral were left in place with the parties agreeing to negotiate terms satisfactory to both sides. Matrix agreed to replace the LOC and Bond with a strengthened LOC which will provide Matrix with more protection against the proceeds of the LOC being utilized for anything except issues directly related to Matrix’s obligations under the Workers Compensation program. Matrix executed a letter of intent that requires the LOC to be reissued in a form mutually acceptable to both sides, requires the former insurance provider to pay all cash to the current provider for Matrix’s claims, provides a process for the LOC’s value to decline to zero, based on an actuarial evaluation of potential claims, and also requires the Tulsa County action to be dismissed with prejudice (cannot refile). The parties have exchanged drafts of the LOC and are in the process of negotiating its terms. The temporary restraining order remains in effect until such time as the parties have agreed on the form of the LOC to be substituted for the existing LOC and Bond. There are no outstanding unpaid or pending claims with the former insurance provider. No amounts are reserved related to this issue.

NOTE H – STOCK OPTION PLANS

Employee stock options are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding interim net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 and No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 2.21% to 6.74%; dividend yield of 0.0%; volatility factors of the expected market price of the Company’s stock of .420 to .860; and an expected life of the options of 2 to 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended February 28, (unaudited)		Nine Months Ended February 28, (unaudited)
	2003	2002	2003	2002
Net Income as Reported	$1,212	$1,239	$4,528	$4,029
Compensation Expense from Stock Options	117	84	291	236

Pro Forma Net Income	$1,095	$1,155	$4,237	$3,793

Earnings per Common Share as Reported:
Basic	0.15	0.16	0.57	0.52
Diluted	0.15	0.15	0.55	0.50
Pro Forma Earnings per Common Share:
Basic	0.14	0.15	0.54	0.49
Diluted	0.13	0.14	0.51	0.47

NOTE I – SUBSEQUENT EVENTS

On March 7, 2003 Matrix acquired all the common stock of Hake Group Inc. (“Hake”), a privately held industrial service company based in Eddystone, Pennsylvania. Hake will be included in the Company’s financial statements in the fourth quarter of fiscal year 2003.

Matrix paid approximately $53 million in cash for Hake, which included a $3 million working capital adjustment. At closing, $43 million in cash was paid and $10 million was held back subject to certain indemnification provisions. The holdback is secured by a $3 million letter of credit (“LOC”) and is payable over a five-year period. To finance the transaction, Matrix secured an $87.5 million senior credit facility from a group of banks, of which $32.5 million was structured as a five-year term loan and $55 million as a three-year revolving credit facility. At closing, $52.5 million was drawn under the new credit facilities to refinance Matrix’s existing indebtedness and to fund the acquisition of Hake. Immediately upon closing, $7.5 million of cash that was acquired as part of the transaction was utilized to reduce the outstanding borrowings to $45.0 million. The credit facility is secured by all accounts receivable, inventory, intangibles, real property, and proceeds related thereto. Funds may be borrowed on a revolving basis based on the level of Matrix’s eligible accounts receivable. Under terms of the senior credit facility, Matrix must maintain certain financial ratios as defined, including a fixed charge coverage ratio and leverage ratio, and maintain a minimum net worth. The facility also limits the amount of additional borrowing and the payment of dividends. The interest rate on the senior facility varies based on a LIBOR or prime rate option, depending on the leverage ratio discussed above.

Matrix’s existing credit facility, as amended on September 26, 2001, and term loan dated June 6, 2001, was terminated effective March 7, 2003 and replaced with the senior credit facility discussed above.

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

Forward-looking statements are subject to a number of uncertainties that could cause actual results to differ materially from any results projected, forecasted, estimated, or budgeted, including the following:

•	Delays or reductions in customer maintenance budget spending as customer resources are shifted towards capital budget spending for clean fuel projects.

•	The timing and planning of maintenance projects at customer facilities in the refinery industry which could cause comparisons of results in one period to another to differ materially.

•	The ability to manage growth and to assimilate personnel and operations of the businesses acquired in Hake Group, Inc.

•	Changes in general economic conditions in the United States.

•	Changes in laws and regulations to which Matrix and its customers are subject, including tax, environmental, and employment laws and regulations which could cause increased costs to Matrix, a decline in customer demand for services designed to meet new laws and regulations and a decline in the amount of services outsourced by customers.

•	The cost and effects of legal and administrative claims and proceedings against Matrix or its subsidiaries.

•	Conditions of the capital markets Matrix utilizes to access capital to finance operations.

•	The ability to raise capital in a cost-effective way.

•	The effect of changes in accounting policies.

•	The ability to control costs.

•	Severe weather which could cause project delays and/or a decline in labor productivity.

•	Changes in foreign economies, currencies, laws, and regulations, especially in Canada where Matrix has made direct investments.

•	Political developments in foreign countries, especially in Canada where Matrix has made direct investments.

•	The ability of Matrix to develop expanded markets and product or service offerings as well as its ability to maintain existing markets.

•	The ability of Matrix to develop a learning curve in bidding and managing projects in a new industry.

•	Technological developments, high levels of competition, lack of customer diversification, and general uncertainties of governmental regulation in the energy industry.

•	The ability to recruit, train, and retain an adequate number of project supervisors with substantial experience.

•	A downturn in the petroleum storage operations or hydrocarbon processing operations of the petroleum and refining industries.

•	Changes in the labor market conditions that could restrict the availability of workers or increase the cost of such labor.

•	The negative effects of a strike or work stoppage.

•	Exposure to construction hazards related to the use of heavy equipment with attendant significant risks of liability for personal injury and property damage.

•	The risk of using significant production estimates for determining percent complete on construction contracts could differ materially upon final determination of project scope.

•	The inherent inaccuracy of estimates used to project the timing and cost of exiting operations of non-core businesses.

•	Fluctuations in quarterly results.

Results of Operations

Three Months Ended February 28, 2003 Compared to Three Months Ended February 28, 2002

Consolidated Overview

Matrix operates in three segments – AST Services, Construction Services and Plant Services. All operations are contained within these segments, therefore, significant fluctuations in gross revenues, gross profits, selling, general and administrative costs and operating income will be discussed below by segment. Matrix’s revenues fluctuate based on the changing project mix and are dependent on the level and timing of customer releases of new business and on other matters such as project schedules.

Restructuring, impairment and abandonment for the three months ended February 28, 2002 consisted mainly of $0.2 million of increased workers’ compensation claims activity and $0.1 million in warranty work, both of which were related to exited operations. These costs were offset by a $1.0 million gain on the settlement of litigation over a contested contract also related to exited operations.

Other income for the three months ended February 28, 2002 consisted mostly of $0.4 million of accrued interest related to litigation over a contested contract and $0.2 million in proceeds from an insurance settlement for flood damage sustained in the previous year in Houston. Other income for the three months ended February 28, 2003 consisted mostly of $0.2 million in proceeds from the insurance settlement mentioned above, but which were not received until this fiscal year.

The effective tax rates for the three months ended February 28, 2003 and 2002 were 30% and 38% respectively as permanent tax credits were realized in the third quarter of fiscal 2003 and state tax rates were more favorable than anticipated.

AST Services 2003 vs. 2002

Gross revenues for AST services in the quarter ended February 28, 2003 were $36.2 million. This figure is $1.2 million less than the $37.4 million reported in the comparable quarter of the prior year. This 3.2% decrease in gross revenues was due to less maintenance and power work this year compared to last year. Gross margin for the quarter ended February 28, 2003 was 11.9%, which was a significant improvement over the 5.1% gross margin produced for the quarter ended February 28, 2002. This improvement reflects the effect of two large projects in the third quarter of last year which had significant cost overruns. The decreased gross revenues offset by the improved gross margin resulted in gross profit for the third quarter 2003 of $4.3 million, a 126.3% increase over the $1.9 million reported in the third quarter of the previous year.

Selling, general and administrative costs as a percent of revenue were 9.2% in the quarter ended February 28, 2003 versus 7.6% in the same quarter last year. This increase was primarily due to higher fixed salary and health and welfare costs being spread over a smaller revenue base.

Operating income for the quarter ended February 28, 2003 was $1.0 million, a substantial improvement over the $1.0 million operating loss reported for the same period last year. Income before income tax expense improved from a $0.4 million loss in the third quarter of last year to a $1.2 million profit in this year’s third quarter. These increases were primarily due to the improved gross margins discussed above.

Construction Services 2003 vs. 2002

Gross revenues for Construction Services in the quarter ended February 28, 2003 were $10.5 million. This amount represented a $4.4 million increase over the $6.1 million reported for the quarter ended February 28, 2002. This 72.1% increase was due largely to this division’s continuing business development efforts towards Matrix’s core customer base. Gross margin for the third quarter 2003 was 14.3%, representing an increase over the 13.1% gross margin reported for the third quarter 2002. This increase was due to a more favorable mix of higher margin work and continued improvement in project execution, both of which derive in part from the business development efforts mentioned above. Construction Service’s higher gross revenues combined with the increased gross margin resulted in gross profit for the quarter ended February 28, 2003 of $1.5 million, an 87.5% increase over the $0.8 million reported for the comparable quarter in the previous year.

Operating income for the third quarter 2003 was $0.9 million, a 125% increase over the $0.4 million reported for the third quarter 2002. Income before income tax expense showed an improvement from $0.6 million for last year’s third quarter to $0.9 million for the same quarter this year. These improvements were direct results of the increased gross revenues and the improved gross margin discussed above.

Plant Services 2003 vs. 2002

Gross revenues for Plant Services in the quarter ended February 28, 2003 were $5.8 million. This amount was $5.5 million less than the $11.3 million reported in the same quarter last year. This 48.7% decrease was due primarily to significantly less turnaround work this year compared to last year as a number of customers postponed turnaround work until Matrix’s next fiscal year. Gross margin for the third quarter of 2003 was 3.4%, a significant decrease from last year’s third quarter gross margin of 16.8%. This decrease was due to less absorption of fixed costs due to lower revenue volumes as well as initial operating costs at the new Alton, Illinois location. These volume and gross margin declines resulted in gross profit for the quarter ended February 28, 2003 of $0.2 million, an 89.5% decrease from the $1.9 million gross profit reported for the same quarter last year.

Plant Services’ operating loss for the quarter ended February 28, 2003 was $0.4 million, down from the operating income of $1.1 million produced in the third quarter of 2002. Income before income tax expense also went from $1.1 million in the third quarter of 2002 to a loss of $0.4 million in the same quarter this year. These decreases were due to the reduced gross revenues and gross margin discussed above.

Nine Months Ended February 28, 2003 Compared to Nine Months Ended February 28, 2002

Consolidated Overview

Matrix operates in three segments – AST Services, Construction Services and Plant Services. All operations are contained within these segments, therefore, significant fluctuations in gross revenues, gross profits, selling, general and administrative costs and operating income will be discussed below by segment. Matrix’s revenues fluctuate based on the changing project mix and are dependent on the level and timing of customer releases of new business and on other matters such as project schedules.

Restructuring, impairment and abandonment for the nine months ended February 28, 2002 consisted mainly of $0.3 million in increased workers’ compensation claims activity, $0.2 million in warranty work, and $0.4 million in increased environmental costs related to cleanup and remediation work, all of which were associated with exited operations. These costs were offset by a $1.0 million gain on the settlement of litigation over a contested contract also related to exited operations.

Other income for the nine months ended February 28, 2002 consisted primarily of $0.4 million of accrued interest related to litigation over a contested contract, $0.2 million in proceeds from an insurance settlement for flood damage sustained in the previous year in Houston, and $0.1 million in discounts taken from various vendors. Other income for the nine months ended February 28, 2003 consisted mostly of $0.3 million in proceeds from the insurance settlement mentioned above, but which were not received until this fiscal year, $0.1 million in discounts taken from various vendors, and $0.1 million from the sales of various small assets.

The effective tax rates for the nine months ended February 28, 2003 and 2002 were 36% and 38% respectively as permanent tax credits were realized and lower state tax rates reduced the effective tax rate in fiscal year 2003.

AST Services 2003 vs. 2002

Gross revenues for AST Services for the nine months ended February 28, 2003 were $123.4 million. This amount was $3.6 million more than the $119.8 million reported for the same period in the previous year, a 3.0% increase. This improvement was a result of a positive business climate in Matrix’s Western region and in Canada offset somewhat by a slowdown in repair and maintenance and in product sales activity in Matrix’s other operating regions. Gross margin for the nine-month period ending February 28, 2003 was 12.7%, up from 10.9% for the same period last year. This increase in gross margin was due primarily to the effect of two large projects with significant cost overruns which negatively impacted last year’s gross margin. The increase in volume along with the improvement in gross margin resulted in a gross profit for the nine-month period ending February 28, 2003 of $15.7 million, a 19.8% increase over the $13.1 million for the comparable period in 2002.

Selling, general and administrative costs as a percent of revenue increased to 8.2% for the nine months ended February 28, 2003 from the 6.9% reported for the same period in 2002. This increase was primarily due to higher salary and health and welfare costs.

AST Services’ operating income for the nine-month period ending February 28, 2003 was $5.5 million, an increase of $0.8 million, or 17.0%, over the $4.7 million produced for the nine-month period ending February 28, 2002. Income before income tax expense also increased $0.9 million, from $5.2 million for the nine-month period ending February 28, 2002 to $6.1 million for the same period this year. These increases were due to the increased gross revenues and the improved gross margin discussed above.

Construction Services 2003 vs. 2002

Gross revenues for Construction Services for the nine-month period ending February 28, 2003 were $29.1 million. This amount was a $13.1 million increase over the $16.0 million reported for the nine months ended February 28, 2002, an 81.9% improvement. This growth was due primarily to increased business development efforts towards Matrix’s core customer base. Gross margin for this period was 14.1% this year versus 10.6% for the same period last year. This improvement was the result of higher margin construction projects and cost controls put in place over the last two years. This improved gross margin along with the increased gross revenues resulted in gross profit for the nine month period ending February 28, 2003 of $4.1 million, a $2.4 million increase over the $1.7 million produced for the same nine-month period last year.

Construction Services’ operating income for the nine-month period ending February 28, 2003 was $2.3 million, a $1.7 million increase over the $0.6 million produced for the same period last year. Income before income tax expense increased $1.5 million from $0.7 million in the applicable period last year to $2.2 million in the same period this year. These improvements can be attributed to the increased gross revenues and improved gross margin previously discussed.

Plant Services 2003 vs. 2002

Gross revenues for Plant Services for the nine-month period ending February 28, 2003 were $ 14.2 million. This figure represents a decrease of $7.3 million, or 34.0%, from the $21.5 million reported for the nine-month period ending February 28, 2002. This decrease was the result of less maintenance and turnaround work this year compared to the prior year. Gross margin for the nine-month period decreased from 12.1% in 2002 to 2.8% this year. This decline was due primarily to less absorption of fixed costs resulting from lower revenue volume as well as initial operating costs at the Alton, Illinois location mentioned previously. The lower revenue volume and decreased gross margin resulted in gross profit for the nine-month period ending February 28, 2003 of $0.4 million, a decrease of $2.2 million from the $2.6 million reported for the same nine-month period last year.

Plant Services’ operating loss for the nine-month period ending February 28, 2003 was $1.2 million. This amount is down from operating income of $0.6 million produced for the same period last year. Income before income tax expense fell from $0.5 million last year to a loss of $1.2 million this year for the period under discussion. These declines were due to the reduced gross revenues and gross margin previously discussed.

Financial Condition & Liquidity

Matrix’s cash and cash equivalents totaled approximately $1.5 million at February 28, 2003 and $0.8 million at May 31, 2002.

Matrix has financed its operations recently with cash from operations and from advances under a credit agreement. Prior to the closing of the acquisition of the Hake Group on March 7, 2003, Matrix had a credit agreement with a commercial bank under which a total of $20.0 million could be borrowed on a revolving basis based on the level of Matrix’s eligible accounts receivables and costs in excess of billings. Matrix could elect revolving loans bearing interest on a Prime or LIBOR based option and maturing on December 9, 2004. At February 28, 2003, $3.0 million was outstanding under the revolver at an interest rate of 2.47% based on a LIBOR option. There was $17.0 million remaining in availability with $4.4 million utilized by outstanding letters of credit which mature in 2004. The credit agreement required maintenance of certain financial ratios, and limited the amount of additional borrowings and the payment of dividends. The credit facility was secured by all accounts receivable, inventory, intangibles, certain real property, and proceeds related thereto.

In fiscal 2002, the Company also borrowed $5.9 million under a term loan that matures June 6, 2006. The term loan is secured by a mortgage on certain facilities recently constructed or still under construction at the Port of Catoosa in Oklahoma. The term loan bears interest at LIBOR + 1.5%.

Effective June 1, 2001, the Company entered into an interest rate swap agreement for an initial notional amount of $6 million with a commercial bank, effectively providing a fixed interest rate of 7.23% for the five year period on the term note. The company will pay 7.23% and receive LIBOR + 1.5%, calculated on the notional amount. Net receipt or payments under the agreement will be recognized as an adjustment to interest expense. The related debt was initially drawn under the credit agreement revolving loan, and was rolled into the term loan on September 26, 2001. At February 28, 2003, the balance on the term loan stands at $5.3 million at an interest rate of 2.88% based on a LIBOR option. The swap agreement expires in 2006. If LIBOR decreases, interest payments received and the market value of the swap position also decrease.

Effective March 7, 2003, Matrix financed the acquisition of Hake Group by replacing the prior credit agreement with a new $87.5 million senior credit facility from a group of banks of which $32.5 million was structured as a five-year term loan and $55 million as a three-year revolving credit facility. Funds may be borrowed on a revolving basis based on the level of Matrix’s eligible accounts receivable. The interest rate will fluctuate at an increment over either the prime rate or LIBOR, based on leverage. The credit agreement requires maintenance of certain financial ratios, limits the amount of additional borrowings and the payment of dividends. The credit facility is secured by all accounts receivable, inventory, intangibles, real property, and proceeds related thereto of Matrix and certain of its subsidiaries, including Hake Group, Inc.

Operations of Matrix provided $12.4 million of cash for the nine months ended February 28, 2003 as compared with $5.6 million for the nine months ended February 28, 2002, representing an increase of approximately $6.8 million.

Capital expenditures during the nine months ended February 28, 2003 totaled approximately $13.1 million. Of this amount, approximately $6.8 million was used in the construction of the Port of Catoosa facility, $1.2 million was used to purchase transportation equipment for field operations, and approximately $3.5 million was used to purchase welding, construction, and fabrication equipment. Matrix invested approximately $1.1 million in office equipment, computer hardware and software, and furniture and fixtures during the nine-month period. Matrix has budgeted approximately $15.8 million for capital expenditures for fiscal 2003 of which $7.3 million is included for the Tulsa Port of Catoosa construction. Matrix signed a 40-year lease for a 50-acre facility planned in Catoosa, Oklahoma in order to consolidate Matrix’s operating facilities in the Tulsa market now containing fabrication, operations and administration. The Tank Construction Division and Tulsa Regional office have recently relocated to the Port of Catoosa into a new 33,000 square foot facility and the manufacturing group is currently in the process of moving into a new 153,000 square foot fabrication facility.

In August 1998, the Board of Directors authorized a purchase of 142,000 shares of Matrix stock. In March 1999, the Board of Directors authorized the Initial Stock Buyback Program, which permitted the purchase of up to $4,000,000 in Matrix stock. Under this initial program, Matrix purchased 958,200 shares. In October 2000, the Board of Directors authorized the Second Stock Buyback Program which permitted the purchase of up to 20% (i.e., 1,723,753 shares) of the common stock outstanding at that time. To date Matrix has purchased 1,058,400 shares under the Second Program and has authorization to purchase an additional 665,353 shares.

It is Matrix’s intent to utilize these purchased treasury shares solely for the satisfaction of stock issuance under the 1990 and 1991 Incentive Stock Option Plans and the 1995 Non-employee Directors Stock Option Plan.

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

Outlook

It appears that Matrix’s customer base is being cautious about committing funds for repair and maintenance work. As a result, we have seen a postponement of routine tank maintenance and repair work and refinery turnarounds. Inquiry levels have recently begun to rise and we expect that a significant portion of such postponed activity will occur in Matrix’s fiscal 2004 which begins on June 1, 2003. On the other hand, business activity at the Hake Group of Companies, which was acquired on March 7, 2003, is strong particularly in the capital construction segments. Thus, despite the slowdown in repair and maintenance activities, fourth quarter results are expected to improve in comparison to the same period last year and to the third quarter of fiscal 2003 due to Matrix’s Construction Services performance and the additional earnings from the Hake Group of Companies.

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

Appropriate State of Georgia agencies have been notified of the findings and corrective and remedial actions have been completed, are currently underway, or plans for such actions have been submitted to the State of Georgia for approval on the remaining property. The total cost for cleanup and remediation was $2.1 million, an insignificant amount of which remains accrued at February 28, 2003.

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

We do not expect that our disclosure controls and procedures or our other internal controls can prevent all error and all fraud or that our evaluation of these controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The benefits of controls and procedures must be considered relative to their costs, and the design of any system of controls is based in part upon assumptions about the likelihood of future events. There is reasonable assurance that the design will succeed in achieving its stated goals under all reasonably foreseeable future conditions. Because of these and other inherent limitations in controls and procedures, misstatements or omissions due to error or fraud may occur and not be detected.

Subsequent to the date of our evaluation described above, we have not made any significant changes, including corrective actions with regard to significant deficiencies or material weaknesses, in our internal controls or in other factors that could significantly affect these controls.

PART II

ITEM 6. Exhibits and Reports on Form 8-K:

(A)    Exhibit 10.1: Section 906 Certification – CEO

Exhibit 10.2: Section 906 Certification – CFO

(B)    Reports on Form 8-K:

•	Matrix filed a Form 8-K on February 10, 2003 announcing an agreement to acquire the Hake Group of Companies.

•	Matrix filed a Form 8-K on March 7, 2003 announcing the closing of the acquisition of the Hake Group of Companies.

•	Matrix filed a Form 8-K on March 11, 2003 to present further information to its shareholders regarding its recent acquisition of the Hake Group of Companies.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date: April 10, 2003	By:
Michael J. Hall, Vice President-Finance, signing on behalf of the registrant and as the registrant’s chief accounting officer.

CERTIFICATIONS

I, Bradley S. Vetal, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Matrix Service Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: April 10, 2003

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

Date: April 10, 2003

Michael J. Hall
Vice President – Finance and Chief Financial Officer