Form 10-K
period 2003-05-31
MATRIX SERVICE CO
filed 2003-08-25
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File No. 0-18716

MATRIX SERVICE COMPANY

(Exact name of registrant as specified in its charter)

Delaware	73-1352174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10701 East Ute Street Tulsa, Oklahoma	74116
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (918) 838-8822.

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12 b-2).  Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second quarter was approximately $72,800,000.

The number of shares of the registrant’s common stock outstanding as of August 22, 2003 was 8,157,228 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive proxy statement relating to the registrant’s 2003 annual meeting of stockholders, which definitive proxy statement will be filed within 120 days of the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

Part I

PART I

Item 1.	Business

BACKGROUND

Matrix Service Company and its subsidiaries provide construction services and repair & maintenance services principally to the petroleum, petrochemical, power generation (fossil, hydro, and nuclear), power delivery, terminal, pipeline, utility, chemical, transportation, pulp and paper, food and beverage, heavy industrial, and industrial gas industries. We believe that we excel as a full-service contractor, providing our clients with superior service through qualified professionals, technical expertise, skilled craftsmen, and excellent project management. Our construction services include turnkey/grassroots projects, plant expansions/relocations, terminals/bulk storage facilities, new tank construction, heavy hauling, ASME code work/welding, rigging, and millwrighting. Our repair and maintenance services include plant maintenance, turnaround services, outages, industrial cleaning, hydroblasting, substation, and aboveground storage tank repair/maintenance.

We are headquartered in Tulsa, Oklahoma, with regional operating facilities located in Oklahoma, Texas, California, Michigan, Pennsylvania, Washington, Illinois, South Carolina, Utah and Delaware in the U.S, and Sarnia, Ontario, Canada. We were incorporated in the State of Delaware in 1989. Our principal executive offices are located at 10701 East Ute Street, Tulsa, Oklahoma 74116. Our telephone number is (918) 838-8822, our fax number is (918) 838-8810 and our website address is www.matrixservice.com. Unless the context otherwise requires, all references herein to “Matrix”, the “Company” or to “we”, “our”, and “us”, are to Matrix Service Company and its subsidiaries including The Hake Group of Companies since the date of acquisition on March 7, 2003.

MATERIAL ACQUISITION

On March 7, 2003, we acquired all of the issued and outstanding capital stock of Hake Group, Inc. (“Hake”) from its sole shareholder, Skyview Partners LLC, and all of the issued and outstanding minority interests in the majority owned subsidiaries of Hake Group, Inc. As a result of the acquisition, we acquired 100% of the ownership interests in Hake and its subsidiaries, Bish Investments, Inc., Bogan, Inc., Frank W. Hake, Inc., Hover Systems, Inc., I&S, Inc., I&S Joint Venture, LLC, McBish Management, Inc., Mechanical Construction, Inc., Mid-Atlantic Construction, Inc., and Talbot Realty, Inc. Also included in the purchase was a 50% membership interest in Ragner Hake, LLC. Unless the context otherwise requires, all references herein to “Hake” or to “The Hake Group of Companies” refers to Hake and its subsidiaries.

Hake is headquartered in Eddystone, Pennsylvania, and is an industrial services contractor providing services primarily to the petroleum and power industries located in the Mid-Atlantic region of the United States. Individual and integrated bundled services are provided to customers as follows:

Millwrighting, Specialized Heavy Hauling and Rigging

Electrical and Instrumentation Contracting

Steel Fabrication and Erection

General Maintenance and Civil Contracting

Boiler Work, Pipefitting, Piping, and Pressure Vessel Fabrication

BUSINESS SEGMENTS

Prior to the acquisition of Hake, Matrix was organized into three reportable segments – Aboveground Storage Tank Services, Plant Services and Construction Services. As a result of the Hake acquisition, the structure of the Company’s internal organization changed in a manner that caused the Company’s reportable segments to change. Matrix now has two reportable segments – Construction Services and Repair & Maintenance Services. The corresponding items of segment information for earlier periods have been restated.

See Note 13 – Segment Information in the Notes to Consolidated Financial Statements for segment and geographic information.

Matrix also provides bundled services where its two business segments combine to provide a combination of services to their customers. Customers use these services to expand their operation, improve operating efficiencies, and to comply with stringent environmental and safety regulations.

CONSTRUCTION SERVICES

We provide turnkey and specialty construction services, primarily to the petroleum, power, petrochemical, terminal, pipeline, manufacturing, and industrial gas industries. These services include civil/structural, mechanical, piping, electrical and instrumentation, millwrighting, steel fabrication and erection, specialized heavy hauling and rigging, and boiler work. In addition, we offer engineering, fabrication, and construction of aboveground storage tanks (AST).

Matrix builds quality projects safely under demanding construction schedules, with an emphasis on exceeding our customers’ expectations. Depending on our customer’s requirements and project location, we can provide construction services on a union or merit shop basis.

We have fabrication facilities located on the East Coast, in the Midwest region of the U. S., and on the West Coast to better serve our customers. Our 160,000 sq. ft. Mid-Continent facility was recently expanded and is the newest steel plate fabrication facility in the industry. Our West Coast fabrication plant was recently built thereby expanding our capabilities and physical presence on the West Coast. We provide pre-fabricated pipe spools and piping for both small and large bore piping, including alloy materials. Because we control the scheduling and sequencing of piping fabrication systems, we can deliver materials on a just-in-time basis, thereby greatly improving the efficiency of our mechanical systems construction as well as the inventory control needs of our customers.

As part of our tank services, we provide aluminum floating roofs, both full contact and pontoon and skin types, floating roof seal systems, and oil/water cover systems using our Allentech Division’s specialized fabrication facility.

Construction Services performs small specialty work or bundled services on large, complex, and schedule sensitive projects. From small to large projects, we strive to provide innovative thinking, well conceived planning, and efficient and effective solutions based on many years of proven experience.

Construction Services Market Overview

Matrix provides construction to refineries, petrochemical plants, terminals, power plants, electrical substations, pipeline facilities, industrial gas facilities, and other large industrial complexes. We have many long-term relationships with our customers and much of our work is repeat business with these customers.

Construction for refinery projects offers the most compelling near term opportunities. The EPA has mandated that refiners who produce products for sale in the United States meet strict new requirements on the levels of sulfur in these products. By January 1, 2006, refiners must be able to produce gasoline that does not exceed an annual average sulfur content of 30 parts per million (ppm). By June 1, 2006, refiners must also be able to produce on-road diesel fuel that does not exceed 15-ppm annual average sulfur content. In addition, refiners must produce low sulfur diesel products for off-road vehicles by 2010. These mandates are estimated to require U.S. refiners to spend approximately $16 billion by 2006 for refinery upgrades. Currently about 40% of U.S. refiners have yet to make the expenditures at their refineries necessary to meet these new low sulfur requirements. We believe that the majority of the expenditures by our customers at their refineries over the next three years will be made in order to meet these new low sulfur standards.

The current U.S. refining industry utilization rate is about 90% to 95%. This rate varies by region as well as from variations in the short-term supply and demand in the market. If even a small percentage of refiners who currently have no clean fuels compliance plans decide to exit the refinery market, the downstream market for refinery products could suffer from supply shortages thereby resulting in expenditures for new plants or for expansion of existing facilities. We believe the consumer demand will also increase in the near future which will put additional pressure on refineries to supply product to meet higher demand. These indicators point to a continual need for successful refiners to add capacity.

In the Electric Power industry, environmental upgrades to existing plants provide the most immediate area of opportunity for potential construction revenue. In 1998, the EPA mandated that 22 states implement plans to reduce NOx emissions in fossil fuel power plants. All of these facilities are located in the Eastern half of the United States. The technology to accomplish this involves the installation of Selective Catalytic Reduction (SCR) units at affected plants totaling more than 50,000 MW of installed power. In addition, the U.S. Congress is considering a “Clear Skies” initiative that is aimed at reducing SOx emissions from coal fired power plants.

This initiative is expected to be implemented in 2004 and involves the installation of Flue Gas Desulphurization (FGD) units at affected plants totaling more than 80,000 MW of installed power. We believe that these projects have the potential to cause the industry to expend between $10 to $30 million for each installation.

Matrix also has positioned itself for other emerging markets primarily focusing on renewable energy programs. One such market is ethanol production facilities and modification of infrastructure delivery systems. Until recently, most ethanol facilities were being developed in the Midwest corn-belt region but recent state and federal incentives have enticed developers to look at constructing 40 to 50 million gallon-per-year facilities in the West and Northeast. Our turnkey capabilities and tank fabrication expertise positions us well for this developing market. Other renewable energy projects that present an immediate opportunity for our construction services are wind power facilities and pump storage hydroelectric plants. These are being built throughout the U. S. in both our merit shop and union areas.

Construction Services Offerings and Products

We provide our customers with a comprehensive range of construction services and products as outlined below.

Turnkey Construction

From design coordination through project start-up and commissioning, Matrix provides expert, site-specific teams to support projects on a turnkey basis. We emphasize lowering costs and offer a competitive advantage because of our turnkey experience.

Matrix provides complete turnkey gas turbine and combined cycle power plant construction. We also provide tanks, stacks, ducting and turbine air inlet/outlet systems, substation and switch yard construction, back end technology installations (FGD and SCR) and retrofits, major nuclear equipment change outs, critical equipment hauling and setting, and boiler installations to the utility sector.

Matrix provides turnkey construction to refinery and other petrochemical facilities. These include boiler installations, clean fuel and scrubber expansions, refinery infrastructure work, and smaller capital additions.

Matrix is able to provide turnkey construction service to a wide variety of heavy manufacturing and industrial facilities. Pulp and paper, steel, and auto manufacturing are examples of the types of facilities serviced. Matrix has performed major facility expansions and additions, new equipment installations, and plant infrastructure upgrades.

Heavy Mechanical Installations

Matrix performs all aspects of the heavy mechanical installation execution. Our background in equipment setting, specialized heavy hauling and rigging, equipment alignment, piping, instrumentation, and boiler work gives us the multi-discipline craft resources necessary to complete the installation efficiently.

Electrical and Instrumentation Construction

Matrix provides complete electrical construction services to its customers throughout the Northeast, including process control and instrumentation installation and fiber optic cabling for voice, data and video systems.

Civil, Concrete, Steel Erection and Structures

Matrix’s experience includes a complete range of construction services including heavy civil, concrete foundations, shoring, structural concrete, and steel. Work includes construction of the infrastructure required for industrial facilities, intricate structural/concrete foundation such as steam turbine pedestals, heavy industrial overhead crane facilities, and industrial building steel fabrication and erection.

High Pressure Vessel, Boiler and Heater Erection and Code Welding

Matrix erects new boilers as well as replacement boilers and can supply R, PP, S and U stamps for all work requiring code stamp certification. We specialize in boiler tube repair, weld overlay, and tube replacement usually during critical path or emergency situations. Our welding expertise includes all types of specialty, exotic and alloy welding. We can also provide vessel and pipe fabrication and modular skid construction for special projects. Our boiler experts also provide condenser and heat exchanger replacements in nuclear plants nationwide.

Retrofits, Expansions and Modernizations

Our experience and reputation were built upon a list of successful retrofit and expansion projects, including extensive work in existing “live” units.

Plant Dismantle and Equipment Relocation Services

Matrix has the experience and talent to provide value engineering, plant development, scheduling, demolition, removal, coordination, transportation, and installation for the relocation of existing plants and equipment.

Full Service Distribution, Terminal and Bulk Storage Services

Matrix’s extensive capabilities allow it to provide a full range of planning, design, construction, and management services for all types of terminals and bulk storage for aviation, rail, transit, and marine facilities.

Aboveground Storage Tank Construction (AST)

Matrix designs, fabricates, and constructs new ASTs to both petroleum and industrial standards and customer specifications. Clients require new tanks in conjunction with expansion plans, replacement of old or damaged tanks, storage for additional product lines, and to meet environmental requirements and changes in population. The Company also designs, fabricates, and field erects new refrigerated and cryogenic liquefied gas storage tanks for the storage of ammonia, butane, carbon dioxide, ethane, methane, argon, nitrogen, oxygen, propane, liquid natural gas, and other products. These tanks are utilized by the chemical, petrochemical, and industrial gas industries.

Floating Roof and Seal Systems

Many ASTs are equipped with a floating roof and seal systems. The floating roof is required by environmental regulations to minimize vapor emissions and reduce fire hazard. A floating roof also prevents loss of stored petroleum products. The seal spans the gap between the rim of the floating roof and the tank wall. The seal prevents vapor emissions from an AST by creating a tight seal around the perimeter of the roof while still allowing movement of the roof and seal upward and downward with the level of stored product. In addition, our seal systems prevent substantially all rainwater from entering the product on open top floating roof tanks. Our seals are manufactured from a variety of materials designed for compatibility with specific petroleum products. All of the seals installed by us may be installed while the tank remains in service, which reduces the tank owners’ downtime, maintenance, cleaning, and disposal costs.

Secondary Containment Systems

Matrix constructs a variety of secondary containment systems under or around ASTs according to its own design or the design provided by its customers. Secondary leak detection systems allow tank owners to detect leaks in the tanks at an early stage before groundwater contamination has occurred. In addition, the systems help to contain leakage until the tank can be repaired. The most common type of secondary containment system constructed involves installing a liner of high-density polyethylene, reinforced polyurethane, or a layer of impervious clay under the steel tank bottom. The space between the liner and the new bottom is then filled with a layer of concrete or sand. A cathodic protection system may be installed between the liner and the new bottom to help control corrosion. Leak detection ports are installed between the liner and steel bottom to allow for visual inspection while the tank is in service. The Company believes that during the 1990’s a substantial number of AST owners have installed, and will continue to install, secondary containment systems.

Fabrication

Matrix operates five fabrication facilities located in Oklahoma, California, and Pennsylvania. At the Tulsa Port of Catoosa, Oklahoma, we own and operate a fabrication facility located on 50 acres of leased land. This facility has the capacity to fabricate new tanks, new tank components and all maintenance, retrofit, and repair parts including fixed roofs, floating roofs, seal assemblies, shell plate, and tank appurtenances. The Tulsa Port of Catoosa fabrication facility also provides customized steel plate and pipe fabrication directly to customers for their erection. This facility is qualified to perform services on equipment that requires American Society of Mechanical Engineer Code Stamps (“ASME codes”). This fabrication includes ASME pressure vessels, stacks, ducting, heat exchangers, flare stacks, and igniter tips. Fabrication includes carbon steels, stainless steels, and specialty alloy materials. The facility has wide fabrication bays and high crane hook heights, enabling us to shop fabricate large products for industrial service applications. The Tulsa Port has transportation service via railroad and Mississippi River barge facilities in addition to the interstate highway system, making it economical to transport heavy loads of raw material and fabricated steel.

In Bristol, Pennsylvania, we lease land and buildings and own the equipment used in the fabrication of new tanks, new tank components, structural steel, all maintenance, retrofit, and repair parts including fixed roofs, floating roofs, shell plate, and tank appurtenances. This Bristol facility is located close to the petroleum refining and petrochemical industry, which supplies the large population center of the Northeastern United States.

At Bethlehem, Pennsylvania, we lease land and facilities and own equipment used to fabricate tank aluminum and stainless steel floating roofs, seal systems, and appurtenances. The Bethlehem facility has the capacity to fabricate new products or to provide repair and maintenance parts for existing aluminum floating roofs, seal systems, and appurtenances.

At Orange, California, we own land, buildings and the equipment used in the fabrication of tank components and all maintenance, retrofit, and repair parts including fixed roofs, floating roofs, and seals. The Orange facility is located close to the petroleum refining and petrochemical industry, which supplies the large population centers of the Western United States.

In Holmes, Pennsylvania, we own and operate a pipe and pressure vessel fabrication facility. The Holmes facility is ASME approved and U.A. labeled with “PP”, “R”, and “U” stamps. Most exotic metals can be fabricated in this facility, which operates to support not only our work but is also used to fabricate for our customers.

REPAIR & MAINTENANCE SERVICES

Through our Repair & Maintenance Services segment, we provide routine, preventive, and emergency-required maintenance of facilities and tanks as well as plant turnarounds, outages, and industrial cleaning.

Our maintenance services include on-going, routine maintenance in addition to providing quick response to emergency situations. We believe that maintaining a daily maintenance workforce is imperative to efficient plant operations and has a positive impact on turnaround and other non-routine maintenance requirements.

We offer repair and maintenance services for entire plants and facilities or on single units or tanks. Our services can be provided for short durations or on multiple year contracts. We also offer maintenance for entire power and delivery systems, and on a national basis we offer maintenance for multiple refinery locations.

Depending on our customer’s requirements and project location, we can provide repair and maintenance on a union or merit shop basis.

A typical maintenance contract includes planning and scheduling; interfacing with the client’s computer/network system; and active participation in or development of reliability programs, including the development of performance metrics. These services, which generally include safety training, planning and implementation, and Quality Assurance and Quality Control (QA/QC) management have received top industrial awards.

Matrix believes that an important factor to successful plant turnarounds and outages is effective and accurate planning and scheduling as well as up to date cost control. The planning and scheduling efforts for these projects begin well in advance of the scheduled shutdown/outage, but they set the stage for success. We have an integrated cost control system that enables us to provide costs by shift or by day. Our ability to recruit and maintain superior craft personnel has been the key to keeping projects on schedule and on budget, and an integral part to our success. Our dedicated personnel work around the clock, sometimes for weeks, completing the job in a safe, professional manner while meeting the highest quality standards and codes.

Our Repair & Maintenance Services segment has 14 fully staffed and equipped locations throughout the United States and Canada. Each location houses operational and project management groups, plus safety and quality personnel. Close proximity to the customer allows us to provide superior service while developing a close relationship with our project groups. We believe that this approach facilitates improved communication and customer satisfaction.

We believe that Matrix is the largest aboveground storage tank repair & maintenance contractor in the United States. In response to environmental requirements for control of vapor emissions and leak containment, we have developed many unique designs and devices such as floating tank roofs, floating roof seal systems, tank double bottoms and liners, dike liners, valve covers, and other products used on storage tanks.

The market is governed by strong industrial standards, codes, and regulations. With the teams that we have assembled, we believe that Matrix has the knowledge and experience to comply with all applicable specifications to ensure that all quality requirements are met or exceeded.

Repair & Maintenance Services Market Overview

According to the Oil and Gas Journal, the U.S. had 189 operating refineries at the beginning of 1985 and only 143 refineries in operation by the beginning of 2002. Yet despite the fact that there are fewer refineries, nameplate crude capacity has expanded. To ensure the operability, environmental compliance, efficiency, and safety of their plants, refiners must either maintain, repair, or replace process equipment, operating machinery, and piping systems on a regular basis. Major maintenance and capital projects require the shutdown of an operating unit, or in some cases, the entire refinery. In addition to routine maintenance, numerous repair and capital improvement projects are undertaken during a turnaround. Depending on the type, utilization rate, and operating efficiency of a refinery, turnarounds of a refinery unit typically occur at scheduled intervals ranging from six months to four years.

In 1985, the U.S. had the capacity to refine approximately 15.1 million barrels per day and by 2002 this figure had grown to 16.6 million barrels per day. Many factors created this increase in crude input refining capacity, including refinery expansion and debottlenecking. With the domestic increase in demand for refined product, domestic refineries are operating at high utilization rates. Generally higher utilization rates mean more wear and tear on the processing units. With the consolidations and subsequent reductions in staff within the petroleum industry and the need for reliable maintenance either during the turn-around process or day-to-day maintenance, we believe more reliance for performance will be placed on service providers such as Matrix.

Matrix provides day-to-day maintenance including managing the maintenance force through reliability studies and other management tools. This continual effort to improve performance is in concert with the industry’s desire to reduce operating costs. We believe the day-to-day maintenance presence assists us in our effort to obtain turn-around work from the customer when the refinery periodically shuts down for major repairs.

Utilities and manufacturing concerns are also looking to outside contractors to either supplement existing maintenance staff or to take over maintenance responsibilities. In addition, the recent development of independent power plants presents a need for maintenance on the growing fleet of gas turbines, steam turbines, boilers, and heat recovery steam generators (HRSG). Matrix is uniquely situated to provide this service. We have years of experience and many qualified supervisors and craftsmen that have worked in constructing and maintaining power and manufacturing facilities.

Repair & Maintenance Services Offerings and Products

Matrix provides its customers with a competitive range of services as outlined below.

Turnaround / Outage Services

Effective power and manufacturing plant shutdown and refinery turnaround management is achieved by a combination of factors. Over the years Matrix has successfully developed and implemented management requirements including:

• Safety Management • Planning • Subcontractor Management • Scheduling • Cost Control	• QA/QC Management • Experienced Supervisors • Teamwork • Quality Control • Inspection

Matrix utilizes the following Planning and Scheduling Software for turnarounds / outages:

• Primavera Finest Hour • Primavera P3 for Windows • Primavera Suretrak for Windows • Teamwork (applicable modules)	• Microsoft Project • CASP • TASC/MASC (Kurtz and Steel) • SP – Impower

Additional Services:

• Heater/Boiler repair • Blinding • Towers • Vessels • Exchangers • Valves • Piping • ASME Code Work	• Exchanger Slab Management • Fin Fan Retube and Repair • Cost Control • Subcontractor Management • QA/QC Services • Safety Professionals • Hydroblasting • Procurement

Maintenance Services

Matrix’s maintenance services include on-going, routine maintenance, in addition to providing “quick response” to emergency situations. We believe that not only is a skilled daily maintenance workforce imperative to successful plant operation, but it can have a very positive impact on turnaround and other “non-routine” maintenance requirements. We believe our most successful projects come from locations where we have more than a transient presence. Maintenance services include:

• Daily Maintenance Management • Multi Craft Workforce • Pipe Fitting and Welding • Machinist/Millwright • Instrumentation • Electrical • Hydroblasting	• Asbestos and Lead Abatement • Piping and Vessel Insulation • Marine Terminal Maintenance • Exchanger Extraction and Tube Repairs • Tower and Vessel Maintenance • Aboveground Storage Tank Maintenance

Maintenance Achievements:

•      Reductions in the number of maintenance personnel through the implementation of Maintenance Management Systems and Reliability Based Maintenance.

•      Maintenance Productivity Incentives.

•      Highly successful Safety and Quality Programs.

AST Maintenance and Modification

Matrix derives a significant portion of its revenues from providing AST maintenance, repair, and modification services. The principal services in this area involve the design, construction, and installation of floating roof and seal assemblies, the design and construction of secondary containment systems (double bottoms), and the provision of a variety of services for underground and aboveground piping systems. The Company also installs, maintains, and modifies tank appurtenances, including spiral stairways, platforms, water drain-off assemblies; roof drains, gauging systems, fire protection systems, rolling ladders, and structural supports.

OTHER BUSINESS MATTERS

Customers and Marketing

Matrix derives a significant portion of its revenues from performing construction and repair & maintenance services for major integrated oil companies. In fiscal 2003, Chevron and BP accounted for 16% and 10%, respectively, of our consolidated revenues. Chevron represented 19% of Construction Services revenues and 11% of Repair & Maintenance Services revenues and BP represented 21% of Repair and Maintenance Services revenues and 2% of Construction Services revenues. The loss of either of these major customers could have a material adverse effect on the Company. Matrix also performs services for the power industry, independent petroleum refining and marketing companies, architectural and engineering firms, the food industry, general contractors, and several major petrochemical companies. We sold our products and services to approximately 400 customers during fiscal 2003.

Matrix markets its services and products primarily through its marketing personnel, senior professional staff, and its management. The marketing personnel concentrate on developing new customers and assist management and staff with existing customers. We enjoy many preferred provider relationships with customers that award us work without competitive bid through long-term agreements. In addition, we competitively bid many projects. Repair & Maintenance projects have a duration of one week to several months depending on work scope. Construction projects range from one week to two years.

Competition

Matrix competes with a large number of regional construction and maintenance companies and a number of national construction and maintenance companies in both the Construction Services and Repair & Maintenance Services segments. Competitors generally vary with the markets we serve with no competitors competing in all of the markets we serve or for all of the services that we provide. Competitors generally compete on a union shop or on a merit shop basis only. Contracts are generally awarded based on price, customer satisfaction, safety record and programs, quality, and schedule compliance. We believe that our turnkey capability, expertise, experience, and reputation for providing safe and timely quality services allow us to compete effectively.

Backlog

At May 31, 2003, the Construction Services segment had estimated backlog of work under contracts believed to be firm of approximately $187 million, as compared with an estimated backlog of approximately $50 million as of May 31, 2002. The estimated backlog at May 31, 2003 for the Repair & Maintenance Services segment was approximately $20 million, as compared to $22 million at May 31, 2002. Virtually all of the projects comprising this backlog are expected to be completed within fiscal year 2004. Because many of our contracts are performed within short time periods after receipt of an order, we do not believe that our level of backlog is a meaningful indicator of our sales activity.

Seasonality

The operating results of the Repair & Maintenance Services segment may be subject to significant quarterly fluctuations, affected primarily by the timing of planned maintenance projects at customers’ facilities. Generally, the Company’s turnaround/outage projects are undertaken in two primary periods – February through May and September through November – when refineries typically shut down certain operating units to make changes to adjust to seasonal shifts in product demand. As a result, our quarterly operating results can fluctuate materially. In addition, the Construction Services segment typically has a lower level of operating activity during the winter months and early into the new calendar year as many of our customers’ capital budgets have not been finalized and demand for storage fluctuates with demand for product.

Raw Material Sources and Availability

The only significant raw material purchased by the Construction Services and Repair & Maintenance Services segments is steel and steel pipe supplies located throughout the United States. In today’s market environment, steel products and pipe are readily available from numerous suppliers. We do not foresee having difficulty obtaining adequate quantities of raw materials in the future.

Insurance

Matrix maintains worker’s compensation insurance, with statutory limits, general liability insurance, and auto liability insurance in the primary amount of $1.0 million and pollution insurance in the primary amount of $5.0 million. We maintain an umbrella policy with coverage limits of $25.0 million per project. We also maintain policies to cover our equipment and other property with coverage limits of $14.0 million per occurrence and policies for the duration of construction with coverage limits of $6.0 million per project. Most of our policies provide for coverage on an occurrence basis not a “claims made” basis. Our liability policies are subject to certain deductibles, none of which is higher than $500,000. We maintain a performance and payment bonding line of $150.0 million. Matrix also maintains professional liability insurance and a key-man life insurance policy covering our current CEO.

Many of the our contracts require us to indemnify our customers for injury, damage, or loss arising in connection with their projects and provide for warranties of materials and workmanship. Matrix generally requires its subcontractors to indemnify Matrix and name us and our customer as additional insured parties for any loss or alleged loss arising out of the subcontractor’s activities. There can be no assurance that our insurance and the additional insurance coverage provided by our subcontractors will protect us against a valid claim of loss under the contracts with our customers.

Employees

As of May 31, 2003, we employed 3,641 employees of which 436 were employed in non-field positions and 3,205 in field or shop positions. Throughout fiscal year 2003, we employed a total of 5,118 employees in field or shop positions who worked on a project-by-project basis.

As of May 31, 2003, 2,227 of the 3,205 field or shop employees were represented by unions under collective bargaining agreements. We operate under collective bargaining agreements with various unions representing different groups of our employees. These agreements provide the union employees with benefits including health and welfare plans, pension plans, training programs, and compensation plans.

Matrix has not experienced any significant strikes or work stoppages. We believe that our relationship with our employees is excellent.

Patents and Proprietary Technology

Matrix holds a number of United States patents and one United Kingdom patent under the Flex-A-Span ® trademark which covers a peripheral seal for floating roof tank covers. One of our U.S. patents covers our ThermoStor ® diffuser system that receives, stores, and dispenses both chilled and warm water in and from the same storage tank. The ThermoStor ® patent expires in March 2010. We also have patented the RS 1000 Tank Mixer ® which controls sludge build-up in crude oil tanks through resuspension. The RS 1000 Tank Mixer ® patent expires in August 2012. We have a patent on our Flex-A-Swivel ®, a swivel joint for floating roof drain systems. This United States Patent expires in March 2016. We also hold a United States patent that expires in June 2008 under the Flex-A-Seal ® trademark which covers a seal for floating tank covers.

Matrix holds a United States patent, which covers a flexible fluid containment system marketed as the Valve Shield ®. The Valve Shield ® captures and contains fluid leaking from pipe and valve connections. The Valve Shield ® patent expires in December 2017. We also hold two patents in the United States and numerous foreign countries covering a full contact floating roof and a perimeter seal for internal aluminum floating roofs. The United States patents expire in May 2015 and May 2013, respectively. Both the Construction Services and Repair & Maintenance Services segments utilize these patents; and while we believe that the protection of our patents is important to our business, we do not believe that these patents are essential to the success of Matrix.

Regulation

Various environmental protection laws have been enacted and amended during the past 30 years in response to public concern over the environment. Our operations and the operations of our customers are subject to these evolving laws and the related regulations, which are enforced by the EPA and various other federal, state and local environmental, safety, and health agencies. We believe that our current operations are in material compliance with such laws and regulations; however, there can be no assurance that significant costs and liabilities will not be incurred due to increasingly stringent environmental restrictions and limitations. Historically, however, the cost of measures taken to comply with these laws has not had a material adverse effect on the financial condition of Matrix. In fact, the proliferation of such laws has led to an increase in the demand for some of our products and services. A discussion of the principal environmental laws affecting Matrix and our customers is set forth below.

Air Emissions Requirements. The EPA and many state governments have adopted legislation and regulations subjecting many owners and operators of storage vessels and tanks to strict emission standards. The regulations prohibit the storage of certain volatile organic liquids (“VOLs”) in open-top tanks and require tanks, which store VOLs to be equipped with primary and/or secondary roof seals mounted under a fixed or floating roof. Related regulations also impose continuing seal inspection and agency notification requirements on tank owners and prescribe certain seal requirements. Under the latest EPA regulations, for example, floating roofs on certain large tanks constructed or modified after July 1984 must be equipped with one of three alternative continuous seals mounted between the inside wall of the tank and the edge of the floating roof. These seals include a foam or liquid-filled seal mounted in contact with the stored petroleum product; a combination of two seals mounted one above the other, the lower of which may be vapor mounted; and a mechanical shoe seal, composed of a metal sheet held vertically against the inside wall of the tank by springs and connected by braces to the floating roof. The EPA has imposed similar requirements, which are now effective or will be after completion of various phase-in periods on certain large tanks, regardless of the date of construction, operated by companies in industries such as petroleum refining and synthetic organic chemical manufacturing, which are subject to regulations controlling hazardous air pollutant emissions. The EPA is in the process of developing further regulations regarding seals and floating roofs.

Amendments to the federal Clean Air Act adopted in 1990 require, among other things, that refineries produce cleaner burning gasoline for sale in certain large cities where the incidence of volatile organic compounds in the atmosphere exceeds prescribed levels leading to ozone depletion. Refineries are undergoing extensive modifications to develop and produce acceptable reformulated fuels that satisfy the Clean Air Act Amendments. Such modifications are anticipated to cost refineries several billion dollars, and require the use of specialized construction services such as those provided by the Company. A significant number of refineries have completed changes to produce “reformulated fuels”, principally refineries serving specific areas of the U.S.; however, there are a substantial number of refineries that have not made the change. The EPA is also in the process of developing further regulations to require production of cleaner gasolines and diesel fuels including the production of reduced sulfur gasoline and diesel fuel.

As part of the Clean Air Act Amendments of 1990, Congress required the EPA to promulgate regulations to prevent accidental releases of air pollutants and to minimize the consequences of any release. The EPA adopted regulations requiring Risk Management Plans (“RMPs”) from companies, which analyze and limit risks associated with the release of certain hazardous air pollutants. In addition, the EPA requires companies to make RMPs available to the public. Many petroleum related facilities, including refineries, will be subject to the regulations and may be expected to upgrade facilities to reduce the risks of accidental releases. Accordingly, the Company believes that the promulgation of accidental release regulations could have a positive impact on its business.

Water Protection Regulations. Protection of groundwater and other water resources from spills and leakage of hydrocarbons and hazardous substances from storage tanks and pipelines has become a subject of increasing legislative and regulatory attention, including releases from ASTs. Under Federal Water Pollution Control Act regulations, owners of most ASTs are required to prepare spill prevention, control, and countermeasure (“SPCC”) plans detailing steps that have been taken to prevent and respond to spills and to provide secondary containment for the AST to prevent contamination of soil and groundwater. These plans are also subject to review by the EPA, which has authority to inspect covered ASTs to determine compliance with SPCC requirements. Various states have also enacted groundwater legislation that has materially affected owners and operators of petroleum storage tanks. The adoption of such laws has prompted many companies to install double bottoms on their storage tanks to lessen the chance that their facilities will discharge or release regulated chemicals. State statutes regarding protection of water resources have also induced many petroleum companies to excavate product pipelines located in or near marketing terminals, to elevate the pipelines aboveground, and to install leak detection systems under the pipelines. These laws and regulations have generally led to an increase in the demand for some of the Company’s products and services.

In the event hydrocarbons are spilled or leaked into groundwater or surface water from an AST that the Company has constructed or repaired, the Company could be subject to lawsuits involving such spill or leak. To date, the Company has not suffered a material loss resulting from such litigation.

Hazardous Waste Regulations. The Resource Conservation and Recovery Act of 1976 (“RCRA”) provides a comprehensive framework for the regulation of generators and transporters of hazardous waste, as well as persons engaged in the treatment, storage, and disposal of hazardous waste. Under state and federal regulations, many generators of hazardous waste are required to comply with a number of requirements, including the identification of such wastes, strict labeling and storage standards, and preparation of a manifest before the waste is shipped off site. Moreover, facilities that treat, store, or dispose of hazardous waste must obtain a RCRA permit from the EPA, or equivalent state agency, and must comply with certain operating, financial responsibility, and site closure requirements.

In 1990, the EPA issued its Toxicity Characteristic Leaching Procedure (“TCLP”) regulations. Under the TCLP regulations, which have been amended from time to time, wastes containing prescribed levels of any one of several identified substances, including organic materials found in refinery wastes and waste-waters (such as benzene), will be characterized as “hazardous” for RCRA purposes. As a result, some owners and operators of facilities that produce hazardous wastes are being required to make modifications to their facilities or operations in order to remain outside the regulatory framework or to come into compliance with the Subtitle C requirements. Many petroleum refining, production, transportation and marketing facilities are choosing to replace existing surface impoundments with storage tanks and to equip certain of the remaining impoundments with secondary containment systems and double liners. Accordingly, the Company believes that the promulgation of the TCLP regulations is having a positive impact on its tank construction and modification business.

Amendments to RCRA require the EPA to promulgate regulations banning the land disposal of hazardous wastes, unless the wastes meet certain treatment standards or the particular land disposal method meets certain waste containment criteria. Regulations governing disposal of wastes identified as hazardous under the TCLP, for example, could require water drained from the bottom of many petroleum storage tanks to be piped from the tanks to a separate facility for treatment prior to disposal. Because the TCLP regulations can, therefore, provide an incentive for owners of petroleum storage tanks to reduce the amount of water seepage in the tanks, the Company believes that the regulations have and will continue to positively influence sales of its Flex-A-Seal® roof seals, which materially reduce the amount of water seepage into tanks.

CERCLA. The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), also known as “Superfund”, authorizes the EPA to identify and clean up sites contaminated with hazardous substances and to recover the costs of such activities, as well as damages to natural resources from certain classes of persons specified as liable under the statute. Such persons include the owner or operator of a site and companies that disposed or arranged for the disposal of hazardous substances at a site. Under CERCLA, private parties, which incurred remedial costs, may also seek recovery from statutorily responsible persons. Liabilities imposed by CERCLA can be joint and several where multiple parties are involved. Many states have adopted their own statutes and regulations to govern investigation and cleanup of, and liability for, sites contaminated with hazardous substances or petroleum products.

Although the liabilities imposed by RCRA, CERCLA, and other environmental legislation are more directly related to the activities of the Company’s clients, they could, under certain circumstances, give rise to liability on the part of the Company if the Company’s efforts in completing client assignments were considered arrangements related to the transport or disposal of hazardous substances belonging to such clients. In the opinion of management, however, it is unlikely that the Company’s activities will result in any liability under either CERCLA or other environmental regulations in an amount, which will have a material adverse effect on the Company’s operations or financial condition, and management is not aware of any current liability of the Company based on such a theory.

Oil Pollution Act. The Oil Pollution Act of 1990 (“OPA”) established a new liability and compensation scheme for oil spills from onshore and offshore facilities. Section 4113 of the OPA directed the President to conduct a study to determine whether liners or other secondary means of containment should be used to prevent leaking or to aid in leak detection at onshore facilities used for storage of oil. The Company believes that its business would be positively affected by any regulations eventually promulgated by the EPA that required liners and/or secondary containment be used to minimize leakage from ASTs. While the regulation has not, to date, been enacted, the industry designs secondary containment in all new tanks being built and, in general, secondary containment is installed in existing tanks when they are taken out of service for other reasons in anticipation of this regulation.

Health and Safety Regulations. The operations of the Company are subject to the requirements of the Occupational Safety and Health Act (“OSHA”) and comparable state laws. Regulations promulgated under OSHA by the Department of Labor require employers of persons in the refining and petrochemical industries, including independent contractors, to implement work practices, medical surveillance systems, and personnel protection programs in order to protect employees from workplace hazards and exposure to hazardous chemicals. In recognition of the potential for catastrophic accidents within refining and petrochemical facilities, OSHA has enacted very strict and comprehensive safety regulations. Regulations such as OSHA’s Process Safety Management (PSM) standard require facility owners and their contractors to ensure that their employees are adequately trained regarding safe work practices and informed of known potential hazards. The Company has established comprehensive programs for complying with health and safety regulations. While the Company believes that it operates safely and prudently, there can be no assurance that accidents will not occur or that the Company will not incur substantial liability in connection with the operation of its business.

The State of California has promulgated particularly stringent laws and regulations regarding health and safety and environmental protection. The Company’s operations in California are subject to strict oversight under these laws and regulations and the failure to comply with these laws and regulations could have a negative impact on the Company.

Environmental

Matrix is a participant in certain environmental activities in various stages involving assessment studies, cleanup operations, and/or remedial processes.

In connection with our sale of Brown and affiliated entities in 1999, environmental assessments turned up a number of deficiencies relating to storm water permitting, air permitting, asbestos, soil and water contamination, and waste handling and disposal. Appropriate State of Georgia agencies were notified and corrective actions initiated. The remediation was substantially completed during fiscal 2003.

Matrix closed or sold the business operations of its San Luis Tank Piping Construction Company, Inc. and West Coast Industrial Coatings, Inc. subsidiaries, which were located in California. Although Matrix does not own any land or buildings used in these subsidiaries, we would be liable for any environmental exposure while operating at the facility, a period from June 1, 1991 to the present. At the present time, the environmental liability that could result from the testing is unknown; however, Matrix has purchased a pollution liability insurance policy with $5 million of coverage for all operations.

Matrix has other fabrication operations in Tulsa, Oklahoma; Catoosa, Oklahoma; Bristol, Bethlehem, and Holmes, Pennsylvania; Bellingham, Washington and Orange, California, which could subject the Company to environmental liability. It is unknown at this time if any such liability exists but based on the types of fabrication and other manufacturing activities performed at these facilities and the environmental monitoring that we undertake, Matrix does not believe it has any material environmental liabilities at these locations.

Matrix builds aboveground storage tanks and performs maintenance and repairs on existing aboveground storage tanks. A defect in the manufacturing of new tanks or faulty repair and maintenance on an existing tank could result in an environmental liability if the product stored in the tank leaked and contaminated the environment. Matrix currently has liability insurance with pollution coverage of $5 million, but the amount could be insufficient to cover a major claim.

Item 2.	Properties

The principal properties of Matrix at May 31, 2003 are as follows:

Location	Description of Facility	Segment	Interest

Tulsa, Oklahoma (1)	Corporate Headquarters	Corporate	Owned

Catoosa, Oklahoma	Fabrication facility, engineering, regional office & warehouse	Construction	Owned

Bethlehem, Pennsylvania	Fabrication facility, warehouse & regional office	Construction	Leased

Bristol, Pennsylvania	Fabrication facility & warehouse	Construction and Repair & Maintenance	Leased

Bellingham, Washington	Fabrication facility, regional office & warehouse	Construction and Repair & Maintenance	Owned

Orange, California	Fabrication facility & regional office	Construction and Repair & Maintenance	Owned

Eddystone, Pennsylvania	Regional office & warehouse	Construction and Repair & Maintenance	Leased

Holmes, Pennsylvania	Regional office & warehouse	Construction and Repair & Maintenance	Owned

Temperance, Michigan	Regional office & warehouse	Construction and Repair & Maintenance	Owned

Houston, Texas	Regional office & warehouse	Repair & Maintenance	Owned

Sarnia, Canada	Regional office & warehouse	Construction and Repair & Maintenance	Owned

Summerville, South Carolina	Regional office & warehouse	Repair & Maintenance	Leased

Alton, Illinois	Regional office & warehouse	Repair & Maintenance	Leased

Newark, Delaware	Regional office & warehouse	Construction and Repair & Maintenance	Leased

Baypoint, California	Regional office & warehouse	Repair & Maintenance	Leased

Salt Lake City, Utah	Regional office & warehouse	Repair & Maintenance	Leased

Tulsa, Oklahoma (2)	Fabrication facility, warehouse & office	Other	Owned

Catoosa, Oklahoma (2)	Fabrication facility & office	Other	Owned

(1)	Location is currently used by the Company, but is held for sale.

(2)	Location is currently held for sale.

Matrix also owns or leases other facilities strategically located throughout the United States, but these facilities are not considered principal properties. Matrix considers each of its current facilities to be in good operating condition and adequate to meet our current requirements.

Item 3.	Legal Proceedings

The Company and its subsidiaries are named defendants in several lawsuits arising in the ordinary course of their business. While the outcome of lawsuits cannot be predicted with certainty, management does not expect these lawsuits to have a material adverse impact on the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

Our Common Stock has traded on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation (“NASDAQ”) System since our initial public offering on September 26, 1990. The trading symbol for our Common Stock is “MTRX”. The following table sets forth the high and low closing sale prices for our Common Stock on the National Market System as reported by NASDAQ for the periods indicated:

	Fiscal Year 2003		Fiscal Year 2002
	High	Low	High	Low
First Quarter	$9.50	$6.42	$7.52	$6.00
Second Quarter	9.39	6.50	7.20	5.15
Third Quarter	10.30	8.00	8.00	6.58
Fourth Quarter	15.00	9.08	10.22	7.57

	Fiscal Year 2004
	High	Low

First Quarter (through August 22, 2003)	$20.29	$15.15

As of August 22, 2003, there were approximately 55 holders of record of the Common Stock. The Company believes that the number of beneficial owners of its Common Stock is substantially greater than 55.

Dividend Policy

We have never paid cash dividends on our Common Stock. We currently intend to retain earnings to finance the growth and development of our business and do not anticipate paying cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon our financial condition, capital requirements, and earnings as well as other factors the Board of Directors may deem relevant. Our credit agreement restricts our ability to pay dividends.

Item 6.	Selected Financial Data

The following table sets forth selected historical financial information for Matrix covering the five years ended May 31, 2003.

	Years Ended
	2003(2)	2002	2001	2000	1999
	(In Millions, Except Percentages And Per Share Data)
Revenues	$288.4	$222.5	$190.9	$193.8	$211.0
Gross profit	32.3	25.3	22.5	20.5	14.0
Gross profit %	11.2%	11.4%	11.8%	10.6%	6.6%
Operating income (loss)(1)	13.1	9.0	7.5	6.8	(11.5)
Operating income (loss) %	4.5%	4.0%	3.9%	3.5%	(5.5)%
Pre-tax income / (loss)	12.9	9.5	7.1	7.2	(12.6)
Net income / (loss)	8.2	5.9	4.6	6.6	(12.6)
Net income / (loss) %	2.8%	2.7%	2.4%	3.4%	(6.0)%
Earnings / (loss) per share-diluted	.98	0.73	0.54	0.74	(1.34)
Equity per share-outstanding	8.69	7.66	6.99	6.29	5.56
Weighted average shares outstanding	8.4	8.1	8.5	9.0	9.4
Working capital	18.3	25.8	23.8	19.4	25.7
Total assets	202.9	101.2	83.7	78.3	88.2
Long-term debt	45.9	9.3	3.5	0.0	5.5
Capital expenditures	16.1	16.4	5.3	6.3	5.4
Stockholders’ equity	70.2	60.2	53.3	54.9	49.7
Total long-term debt to equity %	65.4%	15.4%	6.6%	0.0%	11.1%
Cash flow from operations	17.5	8.7	6.0	8.4	16.7

(1)	See Note 4 of the Notes to Consolidated Financial Statements regarding restructuring, impairment, and abandonment costs included in operating income (loss).

(2)	See Note 2 of the Notes to Consolidated Financial Statements regarding the March 7, 2003 acquisition of The Hake Group of Companies. The operating results of The Hake Group of Companies are included in the Selected Financial Data effective March 7, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

Matrix’s financial statements are presented in accordance with generally accepted accounting principles. Highlighted below are the accounting policies that management considers significant to the understanding and operations of Matrix’s business.

Revenue Recognition

Matrix records profits on long-term contracts on a percentage-of-completion basis on the cost-to-cost method. Contracts in process are valued at cost plus accrued profits less billings on uncompleted contracts. Contracts are generally considered substantially complete when field construction is completed. Matrix includes pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment, and subcontractor costs, when Matrix determines that it is responsible for the procurement and management of such cost components on behalf of the customer.

Matrix has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. At May 31, 2003, a sensitivity analysis of these estimates indicated that a 5% change in total estimated contract revenues would result in a 60% change in gross profits on these jobs. Matrix has a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenues, and contracts costs, and accordingly, does not believe these significant fluctuations would ever materialize. However, current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made through a contract write-down for the total loss anticipated. The elapsed time from award of a contract to completion of performance may be in excess of one year.

Claims Recognition

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. Matrix records claims in accordance with paragraph 65 of the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by management’s determination of the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in our performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded to the extent that contract costs relating to the claim have been incurred. The amounts recorded, if material, are disclosed in the notes to the financial statements. Costs attributable to claims are treated as costs of contract performance as incurred.

Insurance Reserves

Matrix maintains insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles and self-insured retentions. Management regularly reviews estimates of reported and unreported claims and provides for losses through reserves. Adjustments to reserves are recorded as new information regarding claims or potential claims become available.

Goodwill

Matrix adopted SFAS No. 142 “Goodwill and Other Intangible Assets” effective June 1, 2002. Under the provisions of the Statement, goodwill and intangible assets with indefinite useful lives are no longer amortized but will be tested annually for impairment. The goodwill impairment analysis under SFAS No. 142 requires us to allocate goodwill to our reporting units for the purposes of performing the impairment test. Reporting units for purposes of goodwill impairment calculations are one level below or at the Company’s segment level. If the fair value of a reporting unit is less than the recorded book value of the reporting unit’s net assets (including goodwill), then a hypothetical purchase price allocation is performed. If the amount of goodwill resulting from this hypothetical purchase price allocation is less than the recorded goodwill, an impairment of the goodwill will be recorded. The fair value of reporting units is based on several factors, including cash flows, earnings multiples, and replacement costs, which involve judgments and assumptions made by management in determining these estimates.

Forward Looking Statements

This Annual Report and the information incorporated herein by reference contains various “forward-looking statements” within the meaning of federal and state securities laws, including those identified or predicated by the words “believes”, “anticipates”, “expects”, “plans”, “estimates”, “should” or “could”, or similar expressions. Such statements are subject to a number of uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the following:

•	The timing and planning of maintenance projects at customer facilities in the refinery industry, which could cause adjustments for seasonal shifts in product and service demands.

•	Changes in general economic conditions in the United States.

•	Changes in laws and regulations to which Matrix is subject, including tax, environmental, and employment laws and regulations.

•	The cost and effects of legal and administrative claims and proceedings against Matrix or its subsidiaries.

•	Conditions of the capital markets Matrix utilizes to access capital to finance operations.

•	The ability to raise capital in a cost-effective way.

•	The effect of changes in accounting policies.

•	The ability to manage growth and to assimilate personnel and operations of acquired businesses, specifically related to the acquisition of the Hake Group of Companies.

•	The ability to control costs.

•	Severe weather, which could cause project delays and/or a decline in labor productivity.

•	Changes in foreign economies, currencies, laws, and regulations, especially in Canada where Matrix has made direct investments.

•	Political developments in foreign countries, especially in Canada where Matrix has made direct investments.

•	The ability of Matrix to develop expanded markets and product or service offerings as well as its ability to maintain existing markets.

•	The need to develop a learning curve in bidding and managing projects in a new industry.

•	Technological developments, high levels of competition, lack of customer diversification, and general uncertainties of governmental regulation in the energy industry.

•	The ability to recruit, train, and retain project supervisors with substantial experience.

•	A downturn in the petroleum storage operations or hydrocarbon processing operations of the petroleum and refining industries.

•	Changes in the labor market conditions that could restrict the availability of workers or increase the cost of such labor.

•	The negative effects of a strike or work stoppage.

•	Exposure to construction hazards related to the use of heavy equipment with attendant significant risks of liability for personal injury and property damage.

•	The use of significant production estimates for determining percent complete on construction contracts could produce different results upon final determination of project scope.

•	The inherent inaccuracy of estimates used to project the timing and cost of exiting operations of non-core businesses.

•	Fluctuations in quarterly results.

Given these uncertainties, readers of this Annual Report are cautioned not to place undue reliance upon such statements.

Matrix Service Company

Annual Results of Operations

($ Amounts In Millions, Except Per Share Data)

	Construction Services	Repair & Maintenance Services	(1) Other	Consolidated Total
Year ended May 31, 2003
Consolidated revenues	$171.0	$117.4	$—	$288.4
Gross profit (loss)	19.4	12.9	—	32.3
Operating income (loss)	7.9	4.4	.8	13.1
Income (loss) before income tax expense	7.8	4.3	.8	12.9
Net income (loss)	5.1	2.6	.5	8.2
Earnings / (loss) per share—diluted				.98
Weighted average shares—diluted (in thousands)				8,355

Year ended May 31, 2002
Consolidated revenues	$116.0	$106.5	$—	$222.5
Gross profit	10.9	14.4	—	25.3
Operating income	2.5	6.5	—	9.0
Income before income tax expense	3.0	6.5	—	9.5
Net income	1.9	4.0	—	5.9
Earnings / per share—diluted				.73
Weighted average shares—diluted (in thousands)				8,105

Year ended May 31, 2001
Consolidated revenues	$75.8	$115.1	$—	$190.9
Gross profit (loss)	7.4	15.1	—	22.5
Operating income (loss)	1.2	6.9	(.6)	7.5
Income (loss) before income tax expense	.8	6.9	(.6)	7.1
Net income (loss)	.5	4.5	(.4)	4.6
Earnings / (loss) per share—diluted				.54
Weighted average shares—diluted (in thousands)				8,519

Variances 2003 to 2002
Consolidated revenues	$55.0	$10.9	$—	$65.9
Gross profit (loss)	8.5	(1.5)	—	7.0
Operating income	5.4	(2.1)	.8	4.1
Income (loss) before income tax expense	4.8	(2.2)	.8	3.4
Net income (loss)	3.2	(1.4)	.5	2.3

Variances 2002 to 2001
Consolidated revenues	$40.2	$(8.6)	$—	$31.6
Gross profit (loss)	3.5	(.7)	—	2.8
Operating income	1.3	(.4)	.6	1.5
Income (loss) before income tax expense	2.2	(.4)	.6	2.4
Net income (loss)	1.4	(.5)	.4	1.3

(1)	Includes items associated with discontinued operations and integration costs related to the Hake acquisition.

RESULTS OF OPERATIONS

Prior to the acquisition of Hake, Matrix was organized into three reportable segments – Aboveground Storage Tank Services, Plant Services, and Construction Services. As a result of the Hake acquisition, the structure of the Company’s internal organization changed in a manner that caused the Company’s reportable segments to change. Matrix now has two reportable segments – Construction Services and Repair & Maintenance Services. The corresponding items of segment information for earlier periods have been restated.

Consolidated Overview

Matrix Operates in two segments – Construction Services and Repair & Maintenance Services. All continuing operations are contained within these segments; therefore, significant fluctuations in revenues, gross profits, and operating income will be discussed below by segment. Matrix’s revenues fluctuate based on the changing project mix and are dependent on the level and timing of customer releases of new business and on other matters such as project schedules.

Consolidated selling, general, and administrative costs as a percent of revenue decreased to 7.1% compared to 7.2% for the same period last fiscal year and 7.4% in fiscal year 2001. The reduction in 2002 was due to the fixed cost structure at the time being spread over a larger revenue base. The continued reduction in the current year is entirely the result of leveraging the fixed cost structure with the Hake acquisition in the 4th quarter. In addition, there were one-time charges of approximately $0.5 million in 2003 related to the integration of Hake.

Restructuring, impairment, and abandonment for fiscal year 2003 consists mainly of a one-time insurance settlement of $1.0 million from a recovery under Matrix’s environmental insurance policy of expenditures made to remediate previously owned properties in Newnan, Georgia, as well as a $0.3 million reduction in workers’ compensation reserves related to exited operations.

Interest expense increased to $1.0 million in 2003 from $.3 million in 2002 as a result of increased debt that occurred as a result of the acquisition of Hake.

The effective tax rates for the years ended May 31, 2003, 2002, and 2001 were 37%, 38%, and 35%, respectively. The lower tax rate in 2001 was the result of the utilization of tax loss carry forwards from prior years. The 2003 effective tax rate was reduced by post-tax equity earnings from a joint venture in the amount of $0.6 million. This reduction was offset somewhat by the higher tax rates experienced by the Hake Group during the 4th quarter.

Construction Services 2003 vs. 2002

Revenues for Construction Services in 2003 were $171.0 million, an increase of $55.0 million, or 47.4%, over the $116.0 million reported for 2002. This increase was primarily due to the inclusion of Hake results from the date of its acquisition on March 7, 2003, and significant growth in construction work on the west coast. New tank construction declined year over year. Gross margins widened to 11.3% from 9.4% in fiscal year 2002, owing to higher margin projects and increased volume in our west coast construction group and the absence of two major power projects, which lost money in fiscal 2002. The increased revenues and improved gross margins resulted in gross profit for 2003 of $19.4 million, a 78.0% increase over the $10.9 million reported for 2002.

Operating income for 2003 was $7.9 million, a 316% improvement over the $2.5 million for 2002, primarily as the result of the increased revenue and improved gross margins discussed above.

Construction Services 2002 vs. 2001

Revenues for Construction Services in 2002 were $116.0 million, a 53.0% increase over the 2001 revenue amount of $75.8 million. This improvement was the result of increased business development efforts towards Matrix’s core customer base as well as the existence of a positive overall business environment. Gross margins in 2002 decreased to 9.4% from 9.8% in 2001, primarily as a result of the two projects which lost money in 2002 as mentioned above. One project experienced cost overruns due to underestimated field man-hours, while the second project experienced cost overruns due to lower than expected labor productivity. Management has since strengthened policies and procedures to incorporate a more stringent methodology into the estimating process. The increased revenue volume offset by the gross margin decreases resulted in gross profit for 2002 of $10.9 million, a 47.3% increase over the $7.4 million reported for 2001.

Operating income for 2002 of $2.5 million was $1.3 million more than the $1.2 million reported for fiscal year 2001, an increase of 108.3%. This improvement was due primarily to the higher gross profit discussed above.

Repair and Maintenance Services 2003 vs. 2002

Revenues for Repair and Maintenance Services in 2003 were $117.4 million, an increase of $10.9 million, or 10.2% over the $106.5 million reported for fiscal year 2002. This increase was due to the inclusion of Hake revenues for most of the 4th quarter offset somewhat by the fact that refinery turnaround activity was down year over year. Gross margins declined from 13.5% in fiscal 2002 to 11.0% in fiscal 2003 due to a weak repair and maintenance environment, particularly for refinery turnarounds. In addition, Matrix absorbed $.6 million of start-up costs relative to its new offices in Illinois, Utah, and South Carolina. The increased revenue volume offset by the decline in gross margins produced gross profit for 2003 of $12.9 million, a 10.4% decrease from the $14.4 million reported for 2002.

Operating income for 2003 was $4.4 million, $2.1 million less than the $6.5 million reported for 2002. This 32.3% decrease is the result of the reduced gross margins discussed above.

Repair and Maintenance Services 2002 vs. 2001

Revenues for the Repair and Maintenance Services segment for fiscal year 2002 were $106.5 million or $8.6 million less than the $115.1 million reported for fiscal year 2001. This 7.5% decrease was the result of lower routine maintenance activity in 2002. Gross margins for 2002 increased to 13.5% from 13.1% in the prior year, primarily as the result of a slightly higher volume of turnaround work. The reduced revenue along with the improved gross margins resulted in gross profit for 2002 of $14.4 million or $0.7 million less than the $15.1 million produced in 2001.

Operating income for 2002 was $6.5 million, which was slightly less than the $6.9 million reported for 2001, primarily due to the decreased revenue volume discussed above.

Exited Operations

In fiscal 1999, management approved the sale of the assets of our Brown subsidiary to Caldwell Tank, Inc. (“Caldwell”). The sale was executed in fiscal 2000 with Matrix retaining temporary ownership of the land and buildings until environmental remediation was completed. As part of the agreement, Caldwell entered into a three-year right to lease and an option to acquire the real estate and buildings for $2.2 million and was obligated to acquire at the same specified price if Matrix was able to satisfy specified environmental clean-up measures within the three-year period. Matrix also agreed with the buyer not to compete in that business for 5 years.

In fiscal 1999, management approved and committed Matrix to an exit plan related to our San Luis operations. In fiscal 2000, Matrix sold the assets of the coating operation of San Luis to existing management, all open contracts were completed and all operations were shutdown.

As of May 31, 2000, Matrix had $1.3 million of previously established reserves remaining for worker’s compensation, general liability, and environmental obligations associated with the exited operations of Brown and San Luis.

Fiscal Year 2001

Matrix had no operating activities in Brown or San Luis during fiscal 2001. Based on amounts paid and charged against the reserves, worker’s compensation, general liability, and environmental amounts for the Brown operation were determined to be $0.6 million short of previously anticipated expenditures, resulting in a charge to restructuring, impairment, and abandonment costs.

In February 2001, Caldwell acquired one of the two Brown properties for $0.5 million, which was its carrying value. Most environmental remediation was completed on the remaining property and Caldwell’s option to acquire the remaining property was reduced to $1.7 million.

Fiscal Year 2002

Matrix had no operating activities in Brown or San Luis during fiscal 2002. Activity for the year ended May 31, 2002 consisted primarily of $0.4 million in increased environmental costs related to the remediation at Brown, $0.5 million of increased worker’s compensation claims activity of these exited operations and $0.1 million in warranty work at San Luis. These costs were offset by a $1.0 million gain on the settlement of litigation over a contested contract. In January 2000, Matrix won its case and was awarded $1.1 million. In July 2001, the appellate court upheld the original verdict plus accrued interest and attorney’s fees. The Company recognized a $1.0 million gain on the settlement of this litigation plus interest income of $0.4 million in 2002.

Fiscal Year 2003

Matrix had no operating activities in Brown or San Luis during fiscal 2003. Activity for the year ended May 31, 2003 consisted primarily of $1.0 million of proceeds from an insurance provider and a decrease in reserves for worker’s compensation, automobile, and general liability of $0.3 million. The $1.0 million of proceeds, recognized in income in the current year, was for the partial settlement of insurance claims for environmental costs incurred on the properties sold to Caldwell. The environmental costs had been previously expensed as incurred pending recovery from the insurance carrier.

In September 2002, Caldwell acquired the second Brown property for $1.7 million, which was its carrying value. The environmental remediation on the properties has been substantially completed.

Financial Condition & Liquidity

Matrix’s cash and cash equivalent totaled approximately $0.8 million at May 31, 2003 and $0.8 million at May 31, 2002.

Matrix has financed its operations recently with cash from operations and from advances under a credit agreement. In connection with the acquisition of Hake on March 7, 2003, the Company replaced its existing credit agreement with a new $87.5 million senior credit facility entered into with a group of banks. The agreement was subsequently amended and restated on May 22, 2003. The credit agreement for borrowings consists of a five-year term loan up to $32.5 million and a three-year $55 million revolving credit facility. The Company pays Prime or LIBOR-based interest on funds borrowed under the term loan and funds borrowed on the revolving basis bear interest on a prime or LIBOR-based option, based on the level of Matrix’s eligible accounts receivable. At May 31, 2003, $11.1 million was outstanding under the revolver and $31.5 million was outstanding under the five-year term loan. In addition, $7.6 million of the revolver was utilized by outstanding letters of credit, which mature in 2003 and 2004. $24.3 million remains available under the revolver at May 31, 2003. At May 31, 2003, the Company was paying 3.82% interest on the term loans and interest ranging from 3.57% to 4.25% on the revolver. The credit agreement requires maintenance of certain financial ratios, limits the amount of additional borrowings, and prohibits the payment of dividends. The credit facility is secured by all accounts receivable, inventory, intangibles, real property, and proceeds related thereto of Matrix and certain of its subsidiaries, including Hake Group, Inc.

Effective June 1, 2001, the Company entered into an interest rate swap agreement for an initial notional amount of $6.0 million with a commercial bank, effectively providing a fixed interest rate of 7.23% for the five-year period on the term note of the Company’s previous credit facility. The Company pays 7.23% and receives LIBOR + 1.5% calculated on the notional amount. Net receipts or payments under the agreement will be recognized as an adjustment to interest expense. At May 31, 2003, the balance on the notional amount stands at $5.2 million at an interest rate of 2.81%. The swap agreement expires in 2006. If LIBOR decreases, interest payments received and the market value of the swap position also decrease.

Operations of Matrix provided $17.5 million of cash for the twelve months ended May 31, 2003 as compared with providing $8.7 million of cash for the twelve months ended May 31, 2002, representing an increase of approximately $8.8 million. The increase was due primarily to an increase in net income coupled with decreased working capital needs in the current year as compared to the prior year.

Capital expenditures during the twelve months ended in May 31, 2003 totaled approximately $16.1 million. Of this amount, $7.5 million has been used in the construction of the Tank, Tulsa Regional, and Fabrication facilities at the Tulsa Port of Catoosa location. Other 2003 capital expenditures include $1.7 million for purchase of transportation equipment for field operations, $5.4 million for purchase of small tools, construction and fabrication equipment, approximately $1.4 million for office equipment, furniture and fixtures, and $.1 million in small building additions. $9.0 million has been budgeted for total capital expenditures for fiscal 2004.

In August 1998, the Board of Directors authorized a purchase of 142,000 shares of Matrix stock. In March 1999, the Board of Directors authorized the Initial Stock Buyback Program, which permitted the purchase of up to $4,000,000 in Matrix stock. Under this Initial Program, Matrix purchased 958,200 shares. In October 2000, the Board of Directors authorized the Second Stock Buyback Program, which permitted the purchase of up to 20% (i.e., 1,723,753 shares) of the common stock outstanding at that time. To date, Matrix has purchased 1,058,400 shares under the Second Program and has authorization to purchase an additional 665,353 shares.

It is Matrix’s intent to utilize these purchased treasury shares solely for the satisfaction of stock issuance under the 1990 and 1991 Incentive Stock Option Plans and the 1995 Nonemployee Director Stock Option Plan.

As of May 31, 2003, the following commitments were in place to support our ordinary course obligations:

	Amounts of Commitments by Expiration Period
	2004	2005	2006	2007	After 2007	Total
	(In Thousands)
Letters of Credit	$6,267	$1,318	$—	$—	$—	$7,585
Surety Bonds	41,612	503	16	15	—	42,146

Total Commitments	$47,879	$1,821	$16	$15	$—	$49,731

Note: Includes $3,747 of letters of credit and surety bonds issued in support of our insurance program.

Contractual obligations at May 31, 2003 are summarized below.

	Payments are Due by Fiscal Year (000’s)
	2004	2005	2006	2007	After 2007	Total
	(In Thousands)
Debt (1)	$4,643	$4,643	$15,255	$4,643	$13,928	$43,112
Operating Leases	2,043	1,810	1,192	855	1,525	7,425
Acquisition Payable (2)	1,000	2,000	2,000	2,000	3,000	10,000

Total Contractual Obligations	$7,686	$8,453	$18,447	$7,498	$18,453	$60,537

(1)	Excludes interest which is payable monthly.
(2)	Payments included in the table represent the amount the Company is obligated to pay in the respective periods. The Acquisition Payable is recorded at its present value of $8,536,000 in the financial statements. Accretion is recorded based on a 5.1% interest rate.

Matrix believes that its existing funds, amounts available from borrowing under its existing credit agreement, and cash generated by operations will be sufficient to meet the working capital needs through fiscal 2004 and for the foreseeable time thereafter unless significant expansions of operations not now planned are undertaken, in which case Matrix would need to arrange additional financing as a part of any such expansion.

The preceding discussion contains forward-looking statements including, without limitations, statements relating to Matrix’ plans, strategies, objectives, expectations, intentions, and adequate resources that are made pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements contained in the financial condition and liquidity section are based on certain assumptions, which may vary from actual results. Specifically, the capital expenditure projections are based on management’s best estimates, which were derived utilizing numerous assumptions of future events.

Recently Issued Accounting Standards

See Note 1 of Notes to Consolidated Financial Statements for discussion of recently issued accounting standards.

Contingency

In March 2003, the South Coast Air Quality Management District (“AQMD”) of the State of California filed a complaint in the Los Angeles County Superior Court for the Central District against a Matrix customer alleging multiple violations by the customer at its west coast refinery for failure to comply with District Rules 203, 463, 1173, 1176, and 2004 of the AQMD that established a self-inspection and compliance reporting program for above ground stationary tanks used to store crude oil, gasoline, and other petroleum products. The AQMD seeks damages of $320 million from the customer, which is a major, multi-national producer and refiner of oil and gas and a marketer of petroleum based products throughout the United States and many foreign countries.

Of the 54 causes of action made in the complaint, 31 relate to alleged violations of part (e) of Rule 463 for knowingly falsifying inspection reports, failing to conduct self-inspection of certain specified tanks, failing to bring non-complying tanks into compliance, and failing to comply with the reporting and record keeping requirements of Rule 463(e).

Matrix is not named in the AQMD complaint; however, counsel for the customer have made a formal demand upon Matrix to assume defense of the case and to indemnify them for any damages it may incur. The customer’s demand was made pursuant to the terms of a Master Services Agreement entered into in May 1999 between Matrix and the customer. Matrix rejected the demands of the customer based upon its own belief as to the proper interpretation of the Master Services Agreement and the facts developed by Matrix since the AQMD filed its complaint in March 2003.

In response to the continued disagreement between the customer and Matrix, in June 2003, Matrix filed a declaratory judgment action against the customer in the Federal District Court for the Northern District of Oklahoma, seeking a declaration by the Court that the allegations by the customer against Matrix did not constitute a breach of the Master Services Agreement. Apparently, the filing of the declaratory judgment action by Matrix reached the highest levels in the customer’s organization and resulted in renewed communications between Matrix and the customer. Following a meeting between senior management of Matrix and the customer, Matrix and the customer mutually agreed to toll the dispute for at least four years and until there is a resolution of the complaint filed by the AQMD against the customer, Matrix agreed to dismiss without prejudice its pending declaratory judgment action, the customer designated a senior officer that Matrix could contact directly if matters seemed to be road blocked again, and the customer renewed a commitment to continue to provide Matrix with opportunities for work and new projects.

Despite what appears to be a favorable outcome to Matrix to date, the significant claim made by the AQMD against the customer remains outstanding. And while the exiting relationship between Matrix and its customer is positive, the possibility of incurring a significant civil penalty may still cause the customer to assert claims against Matrix that it believes may be valid under the Master Services Agreement. Matrix is not a party to any litigation regarding this matter and has conducted no discovery to date other than a review of its own records. There can be no assurance that Matrix will not become a party in litigation relating to this matter or what the outcome of any such litigation would be given the inherent uncertainty as to the outcome of any litigation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Matrix’s interest rate risk exposure primarily results from its debt portfolio, which is influenced by short-term rates, primarily Prime Rate and LIBOR-Based borrowings under its credit agreement.

Matrix utilizes a $55 million revolving credit facility for which interest-rate swaps are not utilized. Therefore, short-term interest rate changes could have an impact on future interest expense on amounts outstanding on the credit facility. At May 31, 2003, $11.1 million was outstanding on the revolver at interest rates ranging from 3.57% to 4.25%. Matrix had borrowed $31.5 million on the $32.5 million term loan facility on May 31, 2003. Interest on the term loan was 3.82% based on LIBOR + 2.5%.

To mitigate the impact of fluctuations in interest rates, Matrix utilizes interest-rate swaps to change the ratio of its fixed and variable rate debt portfolio based on Management’s assessment of future interest rates, volatility of the yield curve, and Matrix’s ability to access the capital markets as necessary. In fiscal 2002, the Company entered into an interest rate swap agreement for an initial notional amount of $6.0 million effectively providing a fixed interest rate of 7.23% with the Company receiving LIBOR + 1.5%. The swap instrument was designated as a hedge of a $6.0 million variable interest rate term loan with changes in fair value of the swap recognized in other comprehensive income. In connection with the financing discussed above, the term loan was paid off, the swap ceased to be a highly effective hedge, and hedge accounting was discontinued prospectively. As the variable rate term loan was replaced with a variable rate credit facility, the forecasted transactions of variable rate interest payments are still probable of occurring. As a result, changes in fair value of the swap are recognized in earnings, while the fair value balance at March 7, 2003 of $0.3 million, net of tax, included in other comprehensive loss, will be amortized to income over the remaining life of the swap to June 2006. For the period March 7, 2003 to May 31, 2003, approximately $58,000 of accumulated other comprehensive loss was amortized to interest expense. From the period March 7, 2003 to May 31, 2003, changes in fair value of the swap of approximately $31,000 were included in interest expense.

The following table provides information about Matrix’s term debt and interest rate swap that is subject to interest rate risk. For term debt, the table presents principal cash flows and weighted-average interest rates by expected maturity dates. For the interest-rate swap, the table presents notional amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the interest rate swap.

	2004	2005	2006	2007	2008	Total	Fair Value as of May 31, 2003
	(In Thousands)
Long-term debt:
Variable rate debt (1)	$4,643	$4,643	$15,255	$4,643	$13,928	$43,112	$43,112
Acquisition payable (2)	1,000	2,000	2,000	2,000	3,000	10,000	8,536
Interest rate swap:
Notional amount	4,800	4,400	—	—	—	—	(562)
Pay rate	7.23%	7.23%	—	—	—	—	7.23%
Receive rate – 30-day LIBOR (London Interbank Offer Rate) plus 150 basis points

(1)	Weighted-average interest rate through 2003 is Prime or LIBOR plus an applicable margin ranging from 2.25 percent to 2.50 percent.

(2)	Payments included in the table represent the amount the Company is obligated to pay in the respective periods. The Acquisition Payable is recorded at its present value of $8,536,000 in the financial statements. Accretion is recorded based on a 5.1% interest rate.

Foreign Currency Risk

Matrix has a subsidiary company whose operations are located in Canada, whose functional currency is the local currency. Historically, results have not been significantly impacted by movements in the foreign currency exchange rate. However, these investments do have the potential to impact Matrix’s financial position, due to fluctuations in the local currencies arising from the process of translating the local functional currency into the U.S. dollar. Management has not entered into derivative instruments to hedge the foreign currency risk. A 10% change in the respective functional currency against the U.S. dollar would not have had a material impact on the financial results of the Company for the year ended May 31, 2003.

Item 8.	Financial Statements and Supplementary Data

Financial Statements of the Company

Financial Statement Schedules

The following financial statement schedule is filed as a part of this report under “Schedule II” immediately preceding the signature page: Schedule II – Valuation and Qualifying Accounts for the three fiscal years ended May 31, 2003, 2002, and 2001. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

Report of Independent Auditors

The Stockholders and Board of Directors

Matrix Service Company

We have audited the accompanying consolidated balance sheets of Matrix Service Company as of May 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2003. Our audits also included the financial statement schedule listed in the Index under Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matrix Service Company at May 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2003, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Tulsa, Oklahoma

August 22, 2003

Matrix Service Company

Consolidated Balance Sheets

	May 31
	2003	2002
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$775	$826
Accounts receivable, less allowances (2003 – $900, 2002 – $242)	66,603	35,209
Costs and estimated earnings in excess of billings on uncompleted contracts	23,421	13,096
Inventories	2,850	2,815
Income tax receivable	2,309	359
Deferred income taxes	2,479	348
Prepaid expenses	2,997	2,267

Total current assets	$101,434	$54,920
Property, plant and equipment, at cost:
Land and buildings	24,517	15,452
Construction equipment	28,768	22,312
Transportation equipment	11,260	8,719
Furniture and fixtures	6,142	5,269
Construction in progress	4,419	5,912

	75,106	57,664
Accumulated depreciation	27,743	25,242

	47,363	32,422
Goodwill	51,292	10,929
Other assets	2,850	2,919

Total assets	$202,939	$101,190

Matrix Service Company

Consolidated Balance Sheets

	May 31
	2003	2002
	(In Thousands)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$40,684	$12,954
Billings on uncompleted contracts in excess of costs & estimated earnings	22,794	9,108
Joint venture	1,013	—
Accrued insurance	1,736	2,086
Income tax payable	1,570	210
Other accrued expenses	9,604	4,164
Current portion of long-term debt	4,892	589
Current portion of acquisition payable	854	—

Total current liabilities	83,147	29,111
Long-term debt	38,220	9,291
Acquisition payable	7,682	—
Deferred income taxes	3,709	2,588
Stockholders’ equity:
Common stock – $.01 par value; 30,000,000 shares authorized; 9,642,638 shares issued as of May 31, 2003 and 2002	96	96
Additional paid-in capital	52,527	51,868
Retained earnings	26,304	18,126
Accumulated other comprehensive loss	(567)	(894)

	78,360	69,196
Less treasury stock, at cost – 1,570,260 and 1,784,856 shares as of May 31, 2003 and 2002, respectively	(8,179)	(8,996)

Total stockholders’ equity	70,181	60,200

Total liabilities and stockholders’ equity	$202,939	$101,190

See accompanying notes.

Matrix Service Company

Consolidated Statements of Income

	Year ended May 31
	2003	2002	2001
	(In Thousands, Except Share And Per Share Amounts)
Revenues	$288,418	$222,506	$190,901
Cost of revenues	256,808	197,248	168,390
Net earnings of joint venture	644	—	—

Gross profit	32,254	25,258	22,511
Selling, general and administrative expenses	20,448	16,004	14,081
Goodwill amortization	—	341	353
Restructuring, impairment and abandonment costs	(1,282)	(45)	608

Operating income	13,088	8,958	7,469
Other income (expense):
Interest expense	(990)	(255)	(407)
Interest income	55	37	177
Other	737	748	(179)

Income before income taxes	12,890	9,488	7,060
Provision for federal, state and foreign income taxes	4,712	3,607	2,480

Net income	$8,178	$5,881	$4,580

Basic earnings per common share	$1.03	$0.76	$0.55

Diluted earnings per common share	$0.98	$0.73	$0.54

Weighted average common shares outstanding:
Basic	7,920,438	7,718,688	8,334,383
Diluted	8,355,019	8,104,957	8,518,738

See accompanying notes.

Matrix Service Company

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Total
					Translation	Derivative
	(In Thousands)
Balances, May 31, 2000	$96	$51,596	$7,785	$(3,881)	$(693)	$—	$54,903
Net income	—	—	4,580	—	—	—	4,580
Other comprehensive income Translation adjustment	—	—	—	—	(120)	—	(120)

Comprehensive income							4,460
Purchase of treasury stock (1,166,400 shares)	—	—	—	(6,376)	—	—	(6,376)
Exercise of stock options (62,800 shares)	—	—	(120)	439	—	—	319

Balances, May 31, 2001	96	51,596	12,245	(9,818)	(813)	—	53,306
Net income	—	—	5,881	—	—	—	5,881
Other comprehensive income
Translation adjustment	—	—	—	—	93	—	93
Derivative activity (net of $106 in tax)	—	—	—	—	—	(174)	(174)

Comprehensive income							5,800
Exercise of stock options (237,116 shares)	—	272	—	822	—	—	1,094

Balances, May 31, 2002	96	51,868	18,126	(8,996)	(720)	(174)	60,200
Net income	—	—	8,178	—	—	—	8,178
Other comprehensive income
Translation adjustment	—	—	—	—	442	—	442
Derivative activity (net of $70 in tax)	—	—	—	—	—	(115)	(115)

Comprehensive income							8,505
Exercise of stock options (214,596 shares)	—	278	—	817	—	—	1,095
Tax effect of exercised stock options	—	381	—	—	—	—	381

Balances, May 31, 2003	$96	$52,527	$26,304	$(8,179)	$(278)	$(289)	$70,181

See accompanying notes.

Matrix Service Company

Consolidated Statements of Cash Flows

	Year ended May 31
	2003	2002	2001
	(In Thousands)
Operating activities
Net income	$8,178	$5,881	$4,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,297	4,980	4,540
Deferred income tax	346	805	1,541
Gain on sale of equipment	(30)	(79)	(200)
Noncash write-off of joint venture	—	—	529
Accretion on acquisition payable	99	—	—
Net earnings of joint venture	(644)	—	—
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects of acquisitions:
Accounts receivable	(10,271)	(6,025)	(4,996)
Costs and estimated earnings in excess of billings on uncompleted contracts	8,869	(145)	(1,922)
Inventories	48	(43)	277
Prepaid expenses	1,176	306	(14)
Accounts payable	17,425	2,725	1,470
Billings on uncompleted contracts in excess of costs and estimated earnings	(8,539)	1,960	2,010
Accrued expenses	(3,502)	(1,170)	(1,932)
Income taxes receivable/payable	(1,029)	(549)	134
Other	119	82	(25)

Net cash provided by operating activities	17,542	8,728	5,992
Investing activities
Acquisition of property, plant and equipment	(16,120)	(16,432)	(5,277)
Acquisition net of cash acquired	(40,137)	—	—
Proceeds from sale of exited operations	1,740	—	480
Investment in joint venture	—	—	(250)
Distributions from joint venture	2,749	—	—
Proceeds from other investing activities	152	160	700

Net cash used in investing activities	$(51,616)	$(16,272)	$(4,347)

Matrix Service Company

Consolidated Statements of Cash Flows (continued)

	Year ended May 31
	2003	2002	2001
	(In Thousands)
Financing activities
Issuance of common stock	$1,476	$1,094	$319
Purchase of treasury stock	—	—	(6,376)
Advances under bank credit agreement	172,715	111,480	65,660
Repayments of bank credit agreement	(139,765)	(105,115)	(62,161)
Payment of debt issuance costs	(570)	—	—
Repayment of other notes	—	—	(6)

Net cash provided by/(used in) financing activities	33,856	7,459	(2,564)
Effect of exchange rate changes on cash	167	76	(52)

Net decrease in cash and cash equivalents	(51)	(9)	(971)
Cash and cash equivalents, beginning of year	826	835	1,806

Cash and cash equivalents, end of year	$775	$826	$835

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3,730	$2,992	$951
Interest	715	567	249

See accompanying notes.

Matrix Service Company

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Organization and Basis of Presentation

The consolidated financial statements present the accounts of Matrix Service Company and its subsidiaries (collectively referred to as the “Company”). Intercompany transactions and balances have been eliminated in consolidation.

The Company operates primarily in the United States and has operations in Canada. The Company’s industry segments are Construction Services and Repair & Maintenance Services.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification

Certain amounts in the 2002 and 2001 financial statements have reclassified to conform with the 2003 presentation.

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

Accounts Receivable

Accounts receivable are carried on a gross basis, less the allowance for doubtful accounts. Management estimates the allowance for doubtful accounts based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted.

Matrix Service Company

Notes to Consolidated Financial Statements

Inventories

Inventories consist primarily of raw materials and are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or average cost method.

Depreciation and Amortization

Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets.

Impairment of Long-Lived Assets

The Company evaluates the long-lived assets and intangibles of identifiable business activities for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets used in operations may not be recoverable. The determination of whether an impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.

For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if an impairment is required. Until the assets are disposed of, an estimate of the fair value is redetermined when related events or circumstances change.

Goodwill

Matrix adopted SFAS No. 142 “Goodwill and Other Intangible Assets” effective June 1, 2002. Under the provisions of the Statement, goodwill and intangible assets with indefinite useful lives are no longer amortized, but will be tested annually for impairment. The goodwill impairment analysis under SFAS No. 142 requires us to allocate goodwill to our reporting units for the purposes of performing the impairment test. Reporting units for purposes of goodwill impairment calculations are one level below or at the Company’s segment level. If the fair value of a reporting unit is less than the recorded book value of the reporting unit’s net assets (including goodwill), then a hypothetical purchase price allocation is performed. If the amount of goodwill resulting from this hypothetical purchase price allocation is less than the recorded goodwill, an impairment of the goodwill will be recorded. The fair value of reporting units is based on several factors, including cash flows, earnings multiples and replacement costs.

Pro forma information required by SFAS No. 142 provides net income and earnings per share had the company not amortized goodwill for all periods presented.

	2003	2002	2001
	(In Thousands)
Net income as reported	$8,178	$5,881	$4,580
Add back: goodwill amortization	—	333	319

Pro forma net income	$8,178	$6,214	$4,899

Pro forma per common share:
Basic	$1.03	$.81	$.59
Diluted	$.98	$.77	$.58

Matrix Service Company

Notes to Consolidated Financial Statements

Environmental Costs

Environmental liabilities are recognized when it is probable that a loss has been incurred and the amount of that loss is reasonably estimable. Environmental liabilities are based upon estimates of expected future costs without discounting.

Insurance Reserves

The Company maintains insurance coverage for various aspects of its operations. However, the Company retains exposure to potential losses through the use of deductibles and self-insured retentions. Management regularly reviews estimates of reported and unreported claims and provides for losses through reserves. Adjustments to reserves are recorded as new information regarding claims or potential claims becomes available.

Income Taxes

Deferred income taxes are computed using the liability method whereby deferred tax assets and liabilities are recognized based on temporary differences between financial statement and tax basis of assets and liabilities using presently enacted tax rates.

Earnings per Common Share

Basic earnings per common share is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee stock options (434,581 shares, 386,269 shares, and 184,355 shares in 2003, 2002, and 2001, respectively).

Stock Option Plans

Employee stock options are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 2.81% to 6.74%; dividend yield of –0–%; volatility factors of the expected market price of the Company’s stock of .420 to .860; and an expected life of the options of 2 to 5 years. The average grant date fair values of options awarded during 2003, 2002, and 2001 were $3.63, $3.20, and $2.49, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Matrix Service Company

Notes to Consolidated Financial Statements

The Statement’s pro forma information is as follows:

	2003	2002	2001
	(In Thousands)
Net income as reported	$8,178	$5,881	$4,580
Compensation expense from stock options	374	320	310

Pro forma net income	$7,804	$5,561	$4,270

Pro forma earnings per common share:
Basic	$.99	$.72	$.51
Diluted	$.93	$.69	$.50

The effect of compensation expense from stock options on pro forma net income reflects the vesting of awards granted after June 1, 1995, the year in which the pro forma reporting requirements under SFAS 123 were adopted.

Derivative Instruments and Hedging Activities

On June 1, 2001, Matrix adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” All derivatives are reflected at their fair value in the Consolidated Balance Sheet as of May 31, 2003. Derivative instruments held by Matrix consist of an interest rate swap agreement.

The accounting for changes in the fair value of a derivative depends upon whether it has been designated in a hedging relationship and, further, on the type of hedging relationship. To qualify for designation in a hedging relationship, specific criteria must be met and the appropriate documentation maintained. Hedging relationships are established pursuant to Matrix risk management policies and are initially and regularly evaluated to determine whether they are expected to be, and have been, highly effective hedges. If a derivative ceases to be a highly effective hedge, hedge accounting is discontinued prospectively and future changes in the fair value of the derivative are recognized in earnings each period. Changes in the fair value of derivatives not designated in a hedging relationship are recognized in earnings each period.

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

Matrix Service Company

Notes to Consolidated Financial Statements

New Accounting Standards

The Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligation.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company’s adoption of the Statement effective June 1, 2003 did not have a material impact.

The FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under this Statement, a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Initial adoption of this Statement on January 1, 2003, did not have any impact on Matrix’s results of operations or financial position.

The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to permit two additional transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic method under APB No. 25. The prospective method of transition under SFAS No. 123 is an option to the entities that adopt the recognition provisions under this statement in a fiscal year beginning before December 15, 2003. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements concerning the method of accounting used for stock-based employee compensation and the effects of that method on reported results of operations. Under SFAS No. 148, pro forma disclosures will be required in a specific tabular format. Matrix has applied the disclosure requirements of this statement effective May 31, 2003. The adoption had no effect on Matrix’s consolidated financial position or results of operations. Matrix continues to account for its stock-based compensation plans under APB Opinion No. 25.

2.	Acquisition

On March 7, 2003, Matrix acquired all of the issued and outstanding capital stock of Hake Group, Inc. as well as all of the issued and outstanding minority interests in the majority-owned subsidiaries of Hake Group, Inc. As a result, Matrix acquired 100% ownership interests in Hake Group, Inc. and its subsidiaries (“Hake”). Also included in the acquisition was a 50% membership interest in Ragner Hake, LLC, a construction joint venture. The Consolidated Results of Operations for Matrix for the year ended May 31, 2003 include the results of operations for Hake since March 7, 2003.

The purchase price was $54 million, of which $44 million in cash was paid at closing with the remaining $10 million to be paid post-closing in varying installments over the next five years (the “Acquisition Payable”). The Acquisition Payable was recorded at its fair value of $8.4 million and will be accreted for the change in its present value each period. Payments related to the Acquisition Payable are due annually on March 7 with $1 million due in 2004, $2 million due in each of 2005, 2006, and 2007, and $3 million due in 2008.

Hake is headquartered in Eddystone, Pennsylvania, and is an industrial service contractor providing services to the power, petroleum refinery, chemical, & manufacturing industries located in the Mid-Atlantic region of the United States. Services are provided to customers as integrated bundled services and include:

Millwrighting, Specialized Heavy Hauling and Rigging

Electrical and Instrumentation Contracting

General Maintenance and Civil Contracting

Steel Fabrication and Erection,

Boiler Work, Pipefitting, Piping and Pressure Vessel Fabrication

Matrix Service Company

Notes to Consolidated Financial Statements

Matrix believes the addition of Hake will further its objective of seeking acquisitions to enhance its core business while achieving revenue growth without sacrificing profit margins. This acquisition complements the core business by providing Matrix with a significant presence in the Mid-Atlantic region while expanding its service offerings and adding process knowledge and technical expertise in multiple industries, but primarily in the power market.

This acquisition was accounted for by the purchase method, and the purchase price has been allocated to the assets acquired and liabilities assumed, based upon the estimated fair values of these assets and liabilities at the date of acquisition. The preliminary allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of Hake’s property, plant, equipment, and identifiable assets. The final purchase price is subject to adjustments, including a working capital adjustment and finalization of certain contracts. Expectations are that these will be finalized by March 2004. In addition, the Company recorded an accrual for estimated restructuring charges as part of the purchase price allocation. The restructuring charges primarily relate to provisions for costs of redundant facilities and functions. As the restructuring plan is completed, the accrual and purchase price allocation will be adjusted. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

At March 7, 2003
(In Thousands)
Current Assets	$51,304
Property, Plant & Equipment	5,712
Intangible Assets	100
Goodwill	40,160

Total Assets acquired	97,276

Current Liabilities	40,691
Restructuring Accrual	1,500
Non-current Liabilities	1,076

Total Liabilities assumed	43,267

Net Assets acquired	$54,009

Matrix has not yet determined the assignment of Hake goodwill to specific reporting units. Currently, Hake goodwill is reported as part of the Other reporting segment. The goodwill of $40.2 million was recorded based on purchase price allocation, which represent the excess of purchase price paid to the estimated fair value of the net assets at date of acquisition. It is expected that none of the goodwill associated with the acquisition will be deductible for tax purposes. Of the total purchase price paid for the acquisition, approximately $0.1 million has been allocated to identifiable intangible assets (non-compete agreements), which have a useful life of five years and will be amortized on a straight-line basis.

The following table presents unaudited pro forma results of operations including the acquisition of Hake during 2003 as if this acquisition had occurred at the beginning of fiscal 2002. The unaudited pro forma results of operations are not necessarily indicative of the results of operations had the acquisition actually occurred at the beginning of fiscal 2002, nor is it necessarily indicative of future operating results.

	2003	2002
	(In Thousands, Except Per Share Amounts)
Revenues	$420,201	$397,314
Operating income	20,666	18,141
Interest (expense) income, net	(3,275)	(3,083)
Income before income taxes	17,228	14,960
Net income	10,503	8,976
Basic earnings per share	1.33	1.16
Diluted earnings per share	1.26	1.11

Matrix Service Company

Notes to Consolidated Financial Statements

3.	Joint Venture

As part of the Hake acquisition, Matrix acquired a 50% interest in a joint venture partnership that was established for the sole purpose of fulfilling the terms and performing the obligations under a contract to construct a power generation facility. Construction began in September 2002 and should be completed by early 2004. The Company’s investment in the joint venture is accounted for under the equity method.

4.	Restructuring, Impairment and Abandonment Costs

In fiscal 1999, management approved the sale of the assets of our Brown subsidiary to Caldwell Tank, Inc. (“Caldwell”). In fiscal 2000, Matrix executed an agreement to sell the assets to Caldwell with Matrix retaining temporary ownership of the land and buildings until environmental remediation was completed. As part of the agreement, Caldwell entered into a three-year right to lease and an option to acquire the real estate and buildings for $2.2 million and was obligated to acquire, at the same specified price, if Matrix was able to satisfy specified environmental clean-up measures within the three-year period. Matrix also agreed with the buyer not to compete in that business for five years.

In fiscal 1999, management approved and committed Matrix to an exit plan related to our San Luis operations. In fiscal 2000, Matrix sold the assets of the coating operation of San Luis to existing management, all open contracts were completed and all operations were shutdown.

As of May 31, 2000, Matrix had $1.3 million of previously established reserves remaining for worker’s compensation, general liability, and environmental obligations associated with the exited operations of Brown and San Luis.

Fiscal Year 2001

Matrix had no operating activities in Brown or San Luis during fiscal 2001. Based on amounts paid and charged against the reserves, worker’s compensation, general liability, and environmental amounts for the Brown operation were determined to be $0.6 million short of previously anticipated expenditures, resulting in a charge to restructuring, impairment, and abandonment costs.

In February 2001, Caldwell acquired one of the two Brown properties for $0.5 million, which was its carrying value. Most environmental remediation was completed on the remaining property and Caldwell’s option to acquire the remaining property was reduced to $1.7 million.

Fiscal Year 2002

Matrix had no operating activities in Brown or San Luis during fiscal 2002. Activity for the year ended May 31, 2002 consisted primarily of $0.4 million in increased environmental costs related to the remediation at Brown, $0.5 million of increased worker’s compensation claims activity of these exited operations, and $0.1 million in warranty work at San Luis. These costs were offset by a $1.0 million gain on the settlement of litigation over a contested contract. In January 2000, Matrix won its case and was awarded $1.1 million. In July 2001, the appellate court upheld the original verdict plus accrued interest and attorney’s fees. The Company recognized a $1.0 million gain on the settlement of this litigation plus interest income of $0.4 million in 2002.

Fiscal Year 2003

Matrix had no operating activities in Brown or San Luis during fiscal 2003. Activity for the year ended May 31, 2003 consisted primarily of $1.0 million of proceeds from an insurance provider and a decrease in reserves for worker’s compensation, automobile, and general liability of $0.3 million. The $1.0 million of proceeds, recognized in income in the current year, was for the partial settlement of insurance claims for environmental costs incurred on the properties sold to Caldwell. The environmental costs had been previously expensed as incurred pending recovery from the insurance carrier.

Matrix Service Company

Notes to Consolidated Financial Statements

In September 2002, Caldwell acquired the second Brown property for $1.7 million, which was its carrying value. The environmental remediation on the properties has been substantially completed.

As a result of these restructuring and exited operations, the Company recorded the following:

	Other Reorganization Costs	Environmental	Total
	(In Thousands)
May 31, 2000	$857	$432	$1,289
Charge (credit) to income	392	216	608
(Payment) receipt	(827)	(177)	(1,004)

May 31, 2001	422	471	893
Charge (credit) to income	574	377	951
(Payment) receipt	(662)	(756)	(1,418)

May 31, 2002	334	92	426
Charge (credit) to income	(282)	—	(282)
Hake acquisition	1,500	—	1,500
(Payment) receipt	102	(75)	27

May 31, 2003	$1,654	$17	$1,671

5.	Uncompleted Contracts

Contract terms of the Company’s construction contracts generally provide for progress billings based on completion of certain phases of the work. The excess of costs incurred and estimated earnings recognized for construction contracts over amounts billed on uncompleted contracts is reported as a current asset and the excess of amounts billed over costs incurred and estimated earnings recognized for construction contracts on uncompleted contracts is reported as a current liability as follows:

	May 31
	2003	2002
	(In Thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$524,057	$259,516
Billings on uncompleted contracts	523,430	255,528

	$627	$3,988

Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$23,421	$13,096
Billings on uncompleted contracts in excess of costs and estimated earnings	22,794	9,108

	$627	$3,988

Approximately $6.2 million and $4.9 million of accounts receivable at May 31, 2003 and 2002, respectively, relate to billed retainages under contracts.

Matrix Service Company

Notes to Consolidated Financial Statements

6.	Long-Term Debt

Long-term debt consists of the following:

	May 31
	2003	2002
	(In Thousands)
Borrowings under bank credit facility:
Revolving credit facility	$11,050	$4,000
Term note	31,500	5,600
Interest rate swap liability	562	280

	$43,112	$9,880
Less current portion
Term note	4,643	400
Interest rate swap liability	249	189

	$38,220	$9,291

In connection with the acquisition of The Hake Group on March 7, 2003, the Company replaced its existing credit agreement with a new $87.5 million senior credit facility entered into with a group of banks. The agreement was subsequently amended and restated on May 22, 2003. The credit agreement for borrowings consists of a five-year term loan up to $32.5 million and a three-year $55 million revolving credit facility. The Company pays LIBOR-based interest on funds borrowed under the term loan and funds borrowed on a revolving basis bear interest on a prime or LIBOR-based option, based on the level of Matrix’s eligible accounts receivable. At May 31, 2003, $11.1 million was outstanding under the revolver and $31.5 million was outstanding under the five-year term loan. In addition, $7.6 million of the revolver was utilized by outstanding letters of credit which mature in 2003 and 2004. $24.3 million remain available under the revolver at May 31, 2003. At May 31, 2003, the company was paying 3.82% interest on the term loans and interest ranging from 3.57% to 4.25% on the revolver. The credit agreement requires maintenance of certain financial ratios, limits the amount of additional borrowings, and prohibits the payment of dividends. The credit facility is secured by all accounts receivable, inventory, intangibles, real property, and proceeds related thereto of Matrix and certain of its subsidiaries, including Hake Group, Inc.

In fiscal 2002, the Company entered into an interest rate swap agreement for an initial notional amount of $6.0 million effectively providing a fixed interest rate of 7.23% with the Company receiving LIBOR + 1.5%. The swap instrument was designated as a hedge of a $6.0 million variable interest rate term loan with changes in fair value of the swap recognized in other comprehensive income. In connection with the financing discussed above, the term loan was paid off, the swap ceased to be a highly effective hedge, and hedge accounting was discontinued prospectively. As the variable rate term loan was replaced with a variable rate credit facility, the forecasted transactions of variable rate interest payments are still probable of occurring. As a result, changes in fair value of the swap are recognized in earnings, while the fair value balance at March 7, 2003 of $0.3 million, net of tax, included in other comprehensive loss, will be amortized to income over the remaining life of the swap to June 2006. For the period March 7, 2003 to May 31, 2003, approximately $58,000 of accumulated other comprehensive loss was amortized to interest expense. From the period March 7, 2003 to May 31, 2003, changes in fair value of the swap of approximately $31,000 were included in interest expense.

Aggregate maturities of long-term debt for the years ending May 31, are as follows: 2004 – $4,643,000, 2005 – $4,643,000, 2006 – $15,255,000, 2007 – $4,643,000 and 2008 – $13,928,000.

The carrying value of debt approximates fair value.

Interest cost incurred in 2003 was $1.3 million, of which $.3 million was capitalized.

Matrix Service Company

Notes to Consolidated Financial Statements

7.	Income Taxes

The components of the provision for income taxes are as follows:

	2003	2002	2001
	(In Thousands)
Current:
Federal	$3,751	$2,408	$442
State	497	451	409
Foreign	118	49	88

	4,366	2,908	939
Deferred:
Federal	304	593	1,298
State	35	111	234
Foreign	7	(5)	9

	346	699	1,541

	$4,712	$3,607	$2,480

The difference between the expected income tax provision applying the domestic federal statutory tax rate and the reported income tax provision is explained as follows:

	2003	2002	2001
	(In Thousands)
Expected provision for Federal income taxes at the statutory rate	$4,382	$3,227	$2,400

State income taxes, net of Federal benefit	328	380	282

Charges without tax benefit, primarily goodwill amortization	14	23	96
Valuation allowance	—	—	(332)
Tax effect of net earnings of joint venture	(220)	—	—
Other	208	(23)	34

Provision for income taxes	$4,712	$3,607	$2,480

Matrix Service Company

Notes to Consolidated Financial Statements

Significant components of the Company’s deferred tax liabilities and assets as of May 31, 2003 and 2002 are as follows:

	2003	2002
	(In Thousands)
Deferred tax liabilities:
Tax over book depreciation	$4,119	$2,858
Other – net	622	215

Total deferred tax liabilities	4,741	3,073
Deferred tax assets:
Bad debt reserve	356	92
Foreign insurance dividend	127	129
Vacation accrual	125	—
Restructuring reserves	6	50
Noncompete amortization	313	357
Interest rate swap derivative	219	106
Net operating loss benefit and credit carryforwards	2,318	—
Other – net	47	99

Total deferred tax assets	3,511	833

	$1,230	$2,240

In connection with the acquisition of Hake (see Note 2), the Company acquired the tax benefits of Federal and State operating losses and credit carryforwards in the amount of $2,521,000 (balance at May 31, 2003 is $2,318,000), which expire in 2023.

8. Stockholders’ Equity

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized, none of which was issued or outstanding at May 31, 2003 or 2002.

Preferred Share Purchase Rights

The Company’s Board of Directors authorized and directed a dividend of one preferred share purchase right for each common share outstanding on November 12, 1999 and authorized and directed the issuance of one right per common share for any shares issued after that date. These rights, which expire November 12, 2009, will be exercisable only if a person or group acquires 15 percent or more of the Company’s common stock or announces a tender offer that would result in ownership of 15 percent or more of the common stock. Each right will entitle stockholders to buy one one-hundredth of a share of preferred stock at an exercisable price of $40. In addition, the rights enable holders to either acquire additional shares of the Company’s common stock or purchase the stock of an acquiring company at a discount, depending on specific circumstances. The rights may be redeemed by the Company in whole, but not in part, for one cent per right.

Incentive Stock Options

The Company has a 1990 Incentive Stock Option Plan (the “1990 Plan”) and a 1991 Incentive Stock Option Plan (the “1991 Plan”) to provide additional incentives for officers and other key employees of the Company. The Company also has a 1995 Nonemployee Directors’ Stock Option Plan (the “1995 Plan”). Under the 1990 and 1991 Plans, incentive and nonqualified stock options may be granted to the Company’s key employees and nonqualified stock options may be granted to nonemployees who are elected for the first time as directors of the Company after January 1, 1991. Employee options generally

Matrix Service Company

Notes to Consolidated Financial Statements

become exercisable over a five-year period from the date of the grant. Under the 1995 Plan, qualified stock options are granted annually to nonemployee directors and generally become exercisable over a two-year period from the date of the grant. Under each plan, options may be granted with durations of no more than ten years. The option price per share may not be less than the fair market value of the common stock at the time the option is granted. Shareholders have authorized an aggregate of 900,000 options, 1,320,000 options, and 250,000 options to be granted under the 1990, 1991, and 1995 Plans, respectively. Options exercisable total 459,127 options, 498,983 options, and 570,426 options at May 31, 2003, 2002, and 2001, respectively. The weighted average exercise prices of exercisable options were $4.377, $4.485, and $4.605 at May 31, 2003, 2002, and 2001, respectively.

The following summary reflects option transactions for the past three years:

	Shares	Option Price	Per Share		Weighted Average Price
Shares under option:
Outstanding at May 31, 2000	1,076,094	$3.625	—	$7.75	$4.538
Granted	215,000	4.25	—	5.00	4.500
Exercised	(62,800)	3.625	—	6.25	5.079
Canceled	(107,315)	3.625	—	6.25	4.930

Outstanding at May 31, 2001	1,120,979	$3.625	—	$7.75	$4.463
Granted	140,000	6.05	—	6.05	6.050
Exercised	(237,116)	3.625	—	6.25	4.617
Canceled	(22,000)	4.375	—	5.75	4.563

Outstanding at May 31, 2002	1,001,863	$3.625	—	$7.75	$4.647
Granted	137,000	7.300	—	7.400	7.396
Exercised	(214,596)	3.625	—	7.750	4.821
Canceled	(17,100)	4.375	—	7.400	5.504

Outstanding at May 31, 2003	907,167	$3.625	—	$7.750	$5.003

At May 31, 2003 the weighted average exercise price of outstanding options is $ 5.003 and the weighted average remaining contractual life of outstanding options is 6.49 years.

9. Commitments

The Company is the lessee under operating leases covering real estate in Tulsa and Catoosa, Oklahoma; Bristol, Bethlehem, and Eddystone, Pennsylvania; Bay Point, California; Summerville, South Carolina; Alton, Illinois; Salt Lake City, Utah; and Newark, Delaware. The Eddystone lessors are the former owners of Hake and the Newark lessor is a current employee. The Company is also the lessee under operating leases covering equipment. Future minimum lease payments are as follows: 2004 – $2,043,000; 2005 – $1,810,000; 2006 – $1,192,000; 2007 – $855,000; 2008 – $580,000 and thereafter – $945,000 Rental expense was $1.2 million, $1.0 million and $1.0 million for the years ended May 31, 2003, 2002 and 2001, respectively. Rental expense related to related party leases was $.1 million for the year ended May 31, 2003.

10. Other Financial Information

The Company grants credit without requiring collateral to customers consisting of the major integrated oil companies, independent refiners and marketers, power companies, petrochemical companies, and pipelines. Although this potentially exposes the Company to the risks of depressed cycles in these industries, the Company’s receivables at May 31, 2003 have not been adversely affected by such conditions.

Sales to two customers accounted for approximately 16% and 10%, respectively of the Company’s revenues for the year ended May 31, 2003. The customer that represented 16% of consolidated revenues represented 19% of Construction Services’ revenues and 11% of Repair & Maintenance Services. The customer that represented 10% of consolidated revenues represented 2% of Construction Services, and 21% of Repair & Maintenance Services’ revenues.

Sales to two customers accounted for approximately 13% and 12%, respectively of the Company’s consolidated revenues for the year ended May 31, 2002. The customer that represented 13% of

Matrix Service Company

Notes to Consolidated Financial Statements

consolidated revenues represented 11% of Construction Services and 15% of Repair & Maintenance Services’ revenues. The customer that represented 12% of consolidated revenues represented 4% of Construction Services and 20% of Repair & Maintenance Services revenue.

Sales to two customers accounted for approximately 17% and 15%, respectively, of the Company’s consolidated revenues for the year ended May 31, 2001. The customer that represented 17% of consolidated revenues represented 8% of Construction Services and 23% of Repair & Maintenance Services’ revenues. The customer that represented 15% of consolidated revenues represented 6% of Construction Services and 20% of Repair & Maintenance Services revenue.

11. Employee Benefit Plan

The Company sponsors a defined contribution 401(k) savings plan (the “Plan”) for all employees meeting length of service requirements except for those employees covered by the Hake 401(k) savings plan (the “Hake Plan”). Participants may contribute an amount up to 25% of pretax annual compensation as defined in the Plan, subject to certain limitations in accordance with Section 401(k) of the Internal Revenue Code. The Company matches employee contributions based on an annual calendar year discretionary election. For calendar year 2003, the Company has elected to match 25% of the first 6% of employee contributions. Prior to calendar year 2003, the Company matched employee contributions in variable amounts based on years of service.

The Company also sponsors the Hake Plan for all employees meeting length of service requirement and who were previously employees of the acquired Hake Group of Companies. Participants may contribute an amount up to 15% of pretax annual compensation as defined in the plan, subject to certain limitations in accordance with Section 401(k) of the Internal Revenue Code. The Company matches 50% of employees contributing up to the first 6% of compensation.

The Company recognized cost relating to the plan of $0.5 million, $0.4 million and $0.4 million for the years ended May 31, 2003, 2002 and 2001, respectively.

12. Contingencies

The Company is insured for worker’s compensation, auto, general liability, pollution, and property claims with deductibles for self-insured retention of $500,000, $500, $50,000, $25,000, and $10,000 per incident, respectively. Management estimates the reserve for such claims based on knowledge of the circumstances surrounding the claims, the nature of any injuries involved, historical experience, and estimates of future costs provided by certain third parties. Accrued insurance at May 31, 2003 represents management’s estimate of the Company’s liability at that date. Changes in the assumptions underlying the accrual could cause actual results to differ from the amounts reported in the financial statements.

Matrix, as plaintiff, is currently in litigation in the Tulsa County district court in the State of Oklahoma over matters arising out of a workers compensation program with a former insurance provider. These matters involve contests over a letter of credit (“LOC”) for $2.2 million, a bond for $2.1 million, and cash of $0.6 million pledged to secure Matrix’s obligations under this prior program. The defendants filed a motion to transfer venue to the courts in Bermuda. A hearing on this motion and on whether current court ordered restraints on the collateral will remain in place was held on October 30, 2002. Venue was left in Tulsa County and the restraints on the collateral were left in place with the parties agreeing to negotiate terms satisfactory to both sides. Matrix agreed to replace the LOC and Bond with a strengthened LOC which will provide Matrix with more protection against the proceeds of the LOC being utilized for anything except issues directly related to Matrix’s obligations under the workers compensation program. Matrix executed a letter of intent that requires the LOC to be reissued in a form mutually acceptable to both sides, requires the former insurance provider to pay all cash to the current provider for Matrix’s claims, provides a process for the LOC’s value to decline to zero based on an actuarial evaluation of potential claims, and also requires the Tulsa County action to be dismissed with prejudice (cannot refile). The parties have agreed to the form of the strengthened LOC in principle and the remaining issue is the form of trust account where any cash or receivables that are owed to Matrix will be deposited in such account for the sole benefit of Matrix. The insurance provider is awaiting final approval in a Pennsylvania State Court to

Matrix Service Company

Notes to Consolidated Financial Statements

determine the form of trust account for all policy holders similarly situated. There are no outstanding unpaid or pending claims with the former insurance provider. No amounts are reserved related to this issue.

In March 2003, the South Coast Air Quality Management District (“AQMD”) of the State of California filed a complaint in the Los Angeles County Superior Court for the Central District against a Matrix customer alleging multiple violations by the customer at its west coast refinery for failure to comply with District Rules 203, 463, 1173, 1176, and 2004 of the AQMD that established a self-inspection and compliance reporting program for above ground stationary tanks used to store crude oil, gasoline and other petroleum products. The AQMD seeks damages of $320 million from the customer, which is a major, multi-national producer and refiner of oil and gas and a marketer of petroleum based products throughout the United States and many foreign countries.

Of the 54 causes of action made in the complaint, 31 relate to alleged violations of part (e) of Rule 463 for knowingly falsifying inspection reports, failing to conduct self-inspection of certain specified tanks, failing to bring non-complying tanks into compliance, and failing to comply with the reporting and record keeping requirements of Rule 463(e).

Matrix is not named in the AQMD complaint; however, counsel for the customer have made a formal demand upon Matrix to assume defense of the case and to indemnify them for any damages it may incur. The customer’s demand was made pursuant to the terms of a Master Services Agreement entered into in May 1999 between Matrix and the customer. Matrix rejected the demands of the customer based upon its own belief as to the proper interpretation of the Master Services Agreement and the facts developed by Matrix since the AQMD filed its complaint in March 2003.

In response to the continued disagreement between the customer and Matrix, in June 2003, Matrix filed a declaratory judgment action against the customer in the Federal District Court for the Northern District of Oklahoma, seeking a declaration by the Court that the allegations by the customer against Matrix did not constitute a breach of the Master Services Agreement. Following a meeting between senior management of Matrix and the customer, Matrix and the customer mutually agreed to toll the dispute for at least four years and until there is resolution of the complaint filed by the AQMD against the customer, Matrix agreed to dismiss without prejudice its pending declaratory judgment action, the customer designated a senior officer that Matrix could contact directly if matters seemed to be road blocked again and the customer renewed a commitment to continue to provide Matrix with opportunities for work and new projects.

Despite what appears to be a favorable outcome to Matrix to date, the significant claim made by the AQMD against the customer remains outstanding. And while the exiting relationship between Matrix and its customer may be very positive, the possibility of incurring a significant civil penalty may still cause the customer to assert claims against Matrix that it believes may be valid under the Master Services Agreement. Matrix is not a party to any litigation regarding this matter and has conducted no discovery to date other than a review of its own records. There can be no assurance that Matrix will not become a party in litigation relating to this matter or what the outcome of any such litigation would be given the inherent uncertainty as to the outcome of any litigation.

In March 2000, the Company entered into a joint venture partnership agreement for the construction of a pulp and paper project. In May 2001, the joint venture became impaired and Matrix fully reserved the net investment amount. Trade receivables include a $1.3 million balance from this affiliated joint venture, which is believed to be fully recoverable. The joint venture is currently in litigation with the owner of the pulp and paper project and has indicated recoveries sought are in excess of the payable to Matrix.

The Company is a defendant in various other legal actions and is vigorously defending against each of them. It is the opinion of management that none of such legal actions will have a material effect on the Company’s financial position.

As of May 31, 2003 and 2002, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of approximately $1.8 million and $0.4 million, respectively, and claims of approximately $2.0

Matrix Service Company

Notes to Consolidated Financial Statements

million and $0.7 million, respectively. Generally, amounts related to unapproved change orders and claims will not be paid by the customer to Matrix until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

13. Segment Information

Prior to the acquisition of Hake, the Company had three reportable segments – Aboveground Storage Tank Services, Plant Services, and Construction Services. As a result of the Hake acquisition, the structure of the Company’s internal organization changed in a manner that caused the Company’s reportable segments to change. The Company now has two reportable segments – Construction Services and Repair & Maintenance Services. The corresponding items of segment information have been restated.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost and there is no inter-company profit or loss on intersegment sales or transfers.

The Company’s reportable segments are business units that offer different services. The reportable segments are each managed separately because they require different expertise and resources for the services provided.

The Construction Services segment performs turnkey projects, plant expansion and relocations, terminal construction, new tank construction, heavy hauling, rigging, and millwrighting.

Repair and Maintenance Services segment provides routine and preventive maintenance and repair of facilities and infrastructure as well as plant turnaround/outages services, emergency response, and industrial cleaning.

Other consists of items related to previously disposed of businesses and identified costs incurred related to the integration of Hake.

Segment assets consist of accounts receivable, costs, and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment, and goodwill. Goodwill related to the Hake acquisition is included in Other until it is allocated to reporting units.

Matrix Service Company

Notes to Consolidated Financial Statements

Matrix Service Company

Annual Results of Operations

($ Amounts In Millions)

	Construction Services	Repair & Maintenance Services	Other	Combined Total
Year ended May 31, 2003
Gross revenues	$190.0	$117.5	$—	$307.5
Less: inter-segment revenues	(19.0)	(.1)	—	(19.1)

Consolidated revenues	171.0	117.4	—	288.4
Gross profit (loss)	19.4	12.9	—	32.3
Operating income (loss)	7.9	4.4	.8	13.1
Income (loss) before income tax expense	7.8	4.3	.8	12.9
Net income (loss)	5.1	2.6	.5	8.2
Segment assets	87.6	43.1	72.2	202.9
Capital expenditures	9.7	6.4	—	16.1
Depreciation and amortization expense	2.9	2.4	—	5.3

Year ended May 31, 2002
Gross revenues	$133.1	$106.9	$—	$240.0
Less: inter-segment revenues	(17.1)	(.4)	—	(17.5)

Consolidated revenues	116.0	106.5	—	222.5
Gross profit	10.9	14.4	—	25.3
Operating income	2.5	6.5	—	9.0
Income before income tax expense	3.0	6.5	—	9.5
Net income	1.9	4.0	—	5.9
Segment assets	38.9	30.9	31.4	101.2
Capital expenditures	8.5	7.9	—	16.4
Depreciation and amortization expense	2.6	2.4	—	5.0

Year ended May 31, 2001
Gross revenues	$88.2	$116.0	$—	$204.2
Less: inter-segment revenues	12.4	.9	—	(13.3)

Consolidated revenues	75.8	115.1	—	190.9
Gross profit	7.4	15.1	—	22.5
Operating income (loss)	1.2	6.9	(.6)	7.5
Income (loss) before income tax expense	.8	6.9	(.6)	7.1
Net income (loss)	.5	4.5	(.4)	4.6
Segment assets	30.1	31.8	21.8	83.7
Capital expenditures	2.1	3.2	—	5.3
Depreciation and amortization expense	2.0	2.5	—	4.5

Matrix Service Company

Notes to Consolidated Financial Statements

Geographical information is as follows:

	Revenues		Long Lived Assets
	2003	2002	2003	2002
Domestic	$282.0	$219.9	$98.7	$43.9
International	6.4	2.6	2.8	2.4

	$288.4	$222.5	$101.5	$46.3

Matrix Service Company

Quarterly Financial Data (Unaudited)

Summarized quarterly financial data are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Amounts)
2003
Revenues	$53,717	$58,896	$51,900	$123,905
Gross profit	6,458	7,572	6,050	12,174
Net income	1,576	1,740	1,212	3,650
Net income per common share:
Basic	.20	.22	.15	.46
Diluted	.19	.21	.15	.43
2002
Revenues	$47,739	$54,404	$54,588	$65,775
Gross profit	5,879	6,959	4,592	7,828
Net income	1,193	1,597	1,239	1,852
Net income per common share:
Basic	0.16	0.21	0.16	0.24
Diluted	0.15	0.20	0.15	0.22

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Matrix Service Company

May 31, 2003, 2003 and 2002

COL. A	COL. B	COL. C		COL. D	COL. E
Description	Balance at Beginning of Period	Additions		Deductions– Describe (2)	Balance At End Of Period
		Charged to Costs and Expenses	Charged to Other Accounts– Describe (1)
	(Amounts in Thousands)
Year ended May 31, 2003:
Deducted from assets accounts:
Allowance for doubtful accounts	$242	$328	$399	$(69)	$900

Total	$242	$328	$399	$(69)	$900

Year ended May 31, 2002:
Deducted from assets accounts:
Allowance for doubtful accounts	$375	$250	$—	$(383)	$242

Total	$375	$250	$—	$(383)	$242

Year ended May 31, 2001:
Deducted from assets accounts:
Allowance for doubtful accounts	$150	$345	$—	$(120)	$375
Reserve for deferred tax assets	332	(332)	—	—	—

Total	$482	$13	$—	$(120)	$375

(1)	Represents allowance for doubtful accounts recorded in connection with the Hake acquisition.
(2)	Allowance reserves written off against receivable balances.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

PART III

The information called for by Part III of Form 10-K (consisting of Item 10 – Directors and Executive Officers of the Registrant. Item 11 – Executive Compensation, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Item 13 – Certain Relationships and Related Transactions), is incorporated by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PART IV

Item 14.	Controls and Procedures

We maintain controls and other procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In response to recent legislation, we implemented changes to our disclosure controls and procedures, primarily to formalize and document procedures already in place and to establish a disclosure committee consisting of some of our officers and other management.

Within the 90-day period prior to our filing of this report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements of the Company

The following financial statements are filed as a part of this report under “Item 8 – Financial Statements and Supplementary Data”:

Financial Statement Schedules

The following financial statement schedule is filed as a part of this report under “Schedule II” immediately preceding the signature page: Schedule II – Valuation and Qualifying Accounts for the three fiscal years ended May 31, 2003. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

List of Exhibits

	3.1	Restated Certificate of Incorporation (Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 33-36081), as amended, filed July 26, 1990 is hereby incorporated by reference).

	3.2	Bylaws, as amended (Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-36081) as amended, filed July 26, 1990 is hereby incorporated by reference).

	4.1	Specimen Common Stock Certificate (Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-36081), as amended, filed July 26, 1990 is hereby incorporated by reference).

+	10.1	Matrix Service Company 1990 Incentive Stock Option Plan (Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 33-36081), as amended, filed July 26, 1990 is hereby incorporated by reference).

+	10.2	Matrix Service Company 1991 Stock Option Plan, as amended. Form S-8 (File No. 333-56945) filed June 12, 1998 is hereby incorporated by reference. Exhibit 10.1 to the Company’s Registration Statement.

+	10.3	Matrix Service Company 1995 Nonemployee Directors’ Stock Option Plan (Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-2771) filed April 24, 1996 is hereby incorporated by reference).

	10.4	Interest Rate Swap Agreement, dated February 26, 1998 between Matrix Service Company and Bank One, Oklahoma, N.A.

	10.5	Amended and Restated Stock Purchase Agreement and Conversion to Asset Purchase Agreement, dated August 31, 1999, by and among Matrix Service Company and Caldwell Tanks, Inc. (Exhibit 99.1 to the Company’s current report on Form 8-K (File No. 0-18716) filed September 13, 1999, is hereby incorporated by reference).

	10.6	Rights Agreement (including a form of Certificate of Designation of Series B Junior participating Preferred Stock as Exhibit A thereto, a form of Right Certificate as Exhibit B thereto and a summary of Rights to Purchase Preferred Stock as Exhibit C thereto), dated November 2, 1999, (Exhibit I to the Company’s current report on Form 8-K (File No. 0-18716) filed November 9, 1999, is hereby incorporated by reference).

	10.7	Lease Agreement Between The City of Tulsa-Rogers County Port Authority and Matrix Service Company dated March 1, 2001.

	10.8	International SWAP Dealers Association, Inc. Master Agreement dated February 1, 1998.

	10.9	First Amendment of Lease Agreement between the City of Tulsa-Rogers County Port Authority and Matrix Service Company dated June 1, 2002. (Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 0-18716) filed August 15, 2002, is hereby incorporated by referenced).

	10.10	Equity Interests Purchase Agreement dated as of March 7, 2003 by and among Hake Acquisition Corp., Matrix Service Company, and the Holders of the Equity Interests of The Hake Group of Companies. (Exhibit 99.1 to the Company’s current report on Form 8-K (File No. 0-18216), filed March 24, 2003, is hereby incorporated by reference).

	10.11	Credit Agreement dated as of March 7, 2003, by and among Matrix Service Company, the Lenders referred to therein, Bank One, Oklahoma N.A., as Agent and Wells Fargo Bank Texas, N.A., as Co-Agent. (Exhibit 99.2 to the Company’s current report on Form 8-K (File No. 0-18216), filed March 24, 2003, is hereby incorporated by reference).

*	21.1	Subsidiaries of Matrix Service Company.

*	23.1	Consent of Ernst & Young LLP.

*	31.1	Certification Pursuant to Section 302 of Sarbannes-Oxley Act of 2002 – CEO.

*	31.2	Certification Pursuant to Section 302 of Sarbannes-Oxley Act of 2002 – CFO.

*	32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbannes-Oxley Act of 2002) – CEO.

*	32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbannes-Oxley Act of 2002) – CFO.

*	Filed herewith.

+	Management Contract or Compensatory Plan.

Reports on Form 8-K

During the fourth quarter of fiscal 2003, a Form 8-K dated March 11, 2003 was filed pursuant to Item 9 (Regulation FD Disclosure), a Form 8-K dated March 24, 2003 was filed pursuant to Item 2 (Acquisition of Assets) and Item 7 (Financial Statements and Exhibits), a Form 8-K dated April 10, 2003 was filed pursuant to Item 7 (Financial Statements and Exhibits), a Form 8-K/A dated May 14, 2003 was filed pursuant to Item 2 (Acquisition of Assets) and Item 7 (Financial Statements and Exhibits), and a Form 8-K dated May 29, 2003 was filed pursuant to Item 9 (Regulation FD Disclosure).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Matrix Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATRIX SERVICE COMPANY

Date: August 22, 2003	/s/ BRADLEY S. VETAL
Bradley S. Vetal, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ BRADLEY S. VETAL Bradley S. Vetal	Bradley S. Vetal President and Director (Principal Executive Officer)	August 22, 2003

/s/ MICHAEL J. HALL Michael J. Hall	Michael J. Hall Chief Financial Officer and Director (Principal Financial and Accounting Officer)	August 22, 2003

/s/ HUGH E. BRADLEY Hugh E. Bradley	Director	August 22, 2003

/s/ I. EDGAR HENDRIX I. Edgar Hendrix	Director	August 22, 2003

/s/ PAUL K. LACKEY Paul K. Lackey	Director	August 22, 2003

/s/ TOM E. MAXWELL Tom Maxwell	Director	August 22, 2003