Form 10-Q
period 2003-08-31
MATRIX SERVICE CO
filed 2003-10-14
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of October 10, 2003, there were 9,642,638 shares of the Company’s common stock, $0.01 par value per share, issued and 8,165,678 shares outstanding.

INDEX

		PAGE NO.
PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

	Consolidated Statements of Income for the Three Months Ended August 31, 2003 and 2002	1

	Consolidated Balance Sheets as of August 31, 2003 and May 31, 2003	2

	Consolidated Statements of Cash Flow for the Three Months Ended August 31, 2003 and 2002	4

	Notes to Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

ITEM 4.	Controls and Procedures	18

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings	N/A

ITEM 2.	Changes in Securities and Use of Proceeds	N/A

ITEM 3.	Defaults Upon Senior Securities	N/A

ITEM 4.	Submission of Matters to a Vote of Security Holders	N/A

ITEM 5.	Other Information	N/A

ITEM 6.	Exhibits and Reports on Form 8-K	19

Signature		19

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

Matrix Service Company

Consolidated Statements of Income

(in thousands, except share and per share data)

	Three Months Ended August 31, (unaudited)
	2003	2002
Revenues	$158,762	$53,717
Cost of revenues	145,681	47,259
Net earnings of joint venture	857	—

Gross profit	13,938	6,458
Selling, general and administrative expenses	6,841	4,271
Restructuring, impairment and abandonment cost	(2)	(169)

Operating income	7,099	2,356

Other income (expense):
Interest expense	(672)	(94)
Interest income	11	8
Other	66	293

Income before income tax expense	6,504	2,563
Provision for federal, state and foreign income tax expense	2,639	987

Net income	$3,865	$1,576

Earnings per share of common stock:
Basic	$0.48	$0.20
Diluted	$0.45	$0.19

Weighted average number of common shares:
Basic	8,091,799	7,858,532
Diluted (includes dilutive effect of stock options)	8,664,920	8,251,207

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Balance Sheets

(in thousands)

	August 31, 2003	May 31, 2003
	(unaudited)
ASSETS:

Current assets:
Cash and cash equivalents	$647	$775
Accounts receivable, less allowances (August 31-$1,093; May 31-$900)	59,675	66,603
Costs and estimated earnings in excess of billings on uncompleted contracts	32,909	23,421
Inventories	3,050	2,850
Income tax receivable	—	2,309
Deferred income taxes	1,899	2,479
Prepaid expenses	2,614	2,997

Total current assets	100,794	101,434

Property, plant and equipment at cost:
Land and buildings	24,514	24,517
Construction equipment	29,615	28,768
Transportation equipment	11,393	11,260
Furniture and fixtures	6,010	6,142
Construction in progress	4,319	4,419

	75,851	75,106

Less accumulated depreciation	28,805	27,743

Net property, plant and equipment	47,046	47,363

Goodwill	51,276	51,292

Other assets	2,845	2,850

Total assets	$201,961	$202,939

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Balance Sheets

(in thousands)

	August 31, 2003	May 31, 2003
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$38,930	$40,684
Billings on uncompleted contracts in excess of costs and estimated earnings	21,938	22,794
Joint venture	—	1,013
Accrued insurance	1,913	1,736
Income tax payable	1,430	1,570
Other accrued expenses	15,797	9,604
Current portion of long-term debt	4,414	4,892
Current portion of acquisition payable	974	854

Total current liabilities	85,396	83,147

Long-term debt	30,289	38,220
Acquisition Payable	7,671	7,682
Deferred income taxes	3,597	3,709

Stockholders’ equity:
Common stock	96	96
Additional paid-in capital	53,104	52,527
Retained earnings	30,169	26,304
Accumulated other comprehensive income	(542)	(567)

	82,827	78,360

Less: Treasury stock, at cost – August 31- 1,477,360 and May 31- 1,570,260	(7,819)	(8,179)

Total stockholders’ equity	75,008	70,181

Total liabilities and stockholders’ equity	$201,961	$202,939

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Statements of Cash Flow

(in thousands)

	Three Months Ended August 31, (unaudited)
	2003	2002
Cash flow from operating activities:
Net income	$3,865	$1,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,563	1,267
Deferred income tax	468	(52)
Gain on sale of equipment	(2)	(57)
Accretion of acquisition payable	109	—
Earnings of joint venture	(857)	—
Changes in current assets and liabilities increasing (decreasing) cash:
Accounts receivable	9,113	(540)
Costs and estimated earnings in excess of billings on uncompleted contracts	(9,488)	1,506
Inventories	(200)	115
Prepaid expenses	383	(136)
Accounts payable	(4,991)	(3,744)
Billings on uncompleted contracts in excess of costs and estimated earnings	(3,362)	375
Accrued expenses	6,334	(1,773)
Income taxes receivable/payable	2,169	964
Other	(101)	—

Net cash used by operating activities	5,003	(499)

Cash flow from investing activities:
Capital expenditures	(1,259)	(3,703)
Distribution from joint venture	701	—
Net effect of dissolution of joint venture	2,738	—
Proceeds from other investing activities	13	75

Net cash used in investing activities	$2,193	$(3,628)

Cash flows from financing activities:
Issuance of long-term debt	$67,570	$30,255
Repayments of long-term debt	(75,820)	(25,970)
Purchase of treasury stock	—	34
Issuance of stock	938	—

Net cash provided in financing activities	(7,312)	4,319
Effect of exchange rate changes on cash	(12)	(20)

Increase (Decrease) in cash and cash equivalents	(128)	172

Cash and cash equivalents at beginning of period	775	826

Cash and cash equivalents at end of period	$647	$998

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Matrix Service Company (“Matrix”) and its subsidiaries, all of which are wholly owned. All significant inter-company balances and transactions have been eliminated in consolidation. Effective July 28, 2003, a construction joint venture partnership obtained in the Hake acquisition was dissolved. From the effective date forward, the operations of the joint venture assumed by Matrix are included in Matrix’s results of operations.

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

Certain amounts in prior period financial statements have been reclassified to conform to the current financial statement presentation.

The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2003, included in Matrix’s Annual Report on Form 10-K for the year then ended. Matrix’s business is seasonal; therefore, results for any interim period may not necessarily be indicative of future operating results.

NOTE 2 – STOCK OPTION PLANS

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

	Three Months Ended August 31, (unaudited)
	2003	2002
	(in thousands)
Net Income as Reported	$3,865	$1,576
Compensation Expense from Stock Options	93	85

Pro Forma Net Income	$3,772	$1,491

Earnings per Common Share as Reported:
Basic	$0.48	$0.20
Diluted	$0.45	$0.19

Pro Forma Earnings per Common Share:
Basic	$0.47	$0.19
Diluted	$0.44	$0.18

NOTE 3 – SEGMENT INFORMATION

Matrix operates primarily in the United States and has operations in Canada. Prior to the acquisition of The Hake Group of Companies (“Hake”) in the 4th quarter of fiscal 2003, Matrix was organized into three reportable segments – Aboveground Storage Tank Services, Plant Services and Construction Services. As a result of the Hake acquisition, the structure of the Company’s internal organization changed in a manner that caused the Company’s reportable segments to change. Matrix now has two reportable segments – Construction Services and Repair & Maintenance Services. The corresponding items of segment information for earlier periods have been restated.

	Construction Services	Repair & Maintenance Services	Other	Combined Total
Three Months ended August 31, 2003	(in millions)

Gross revenues	$126.4	$35.4	$—	$161.8
Less: Inter-segment revenues	(3.0)	—	—	(3.0)
Consolidated revenues	123.4	35.4	—	158.8
Gross profit	10.7	3.2	—	13.9
Operating income	6.1	1.0	—	7.1
Income before income tax expense	5.7	.8	—	6.5
Net income	3.4	.5	—	3.9

Segment assets	83.7	36.0	82.3	202.0
Capital expenditures	.6	.7	—	1.3
Depreciation and amortization expense	.9	.7	—	1.6

Three Months ended August 31, 2002

Gross revenues	$34.0	$23.8	$—	$57.8
Less: Inter-segment revenues	(4.1)	—	—	(4.1)
Consolidated revenues	29.9	23.8	—	53.7
Gross profit	4.0	2.5	—	6.5
Operating income	1.7	.5	.2	2.4
Income before income tax expense	1.7	.7	.2	2.6
Net income	1.1	.4	.1	1.6

Segment assets	39.2	39.8	23.5	102.5
Capital expenditures	1.9	1.8	—	3.7
Depreciation and amortization expense	.7	.6	—	1.3

NOTE 4 – ACQUISITION

On March 7, 2003, Matrix acquired all of the issued and outstanding capital stock of Hake Group, Inc. as well as all of the issued and outstanding minority interests in the majority-owned subsidiaries of Hake Group, Inc. As a result, Matrix acquired 100% ownership interests in Hake Group, Inc. and its subsidiaries (“Hake”). Also included in the acquisition was a 50% membership interest in Ragner Hake, LLC, a construction joint venture. Hake’s operating results have been included in Matrix’s consolidated financial statements since the acquisition date.

The acquisition was accounted for by the purchase method, and the purchase price of $54.0 million has been allocated to the assets acquired and liabilities assumed, based upon the estimated fair values of these assets and liabilities at the date of acquisition. The preliminary allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of Hake’s property, plant, equipment, and identifiable assets. The final purchase price is subject to adjustments, including a working capital adjustment and finalization of certain contracts. Expectations are that these will be finalized by March 2004. In addition, the Company recorded an accrual for estimated restructuring charges as part of the purchase price allocation. The restructuring charges primarily relate to provisions for costs of redundant facilities and functions. As the restructuring plan is completed, the accrual and purchase price allocation will be adjusted.

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

Matrix has not yet determined the assignment of Hake goodwill to specific reporting units. Currently, Hake goodwill is reported as part of the Other reporting segment. The goodwill of $40.2 million was recorded based on purchase price allocation, which represents the excess of purchase price paid to the estimated fair value of the net assets at date of acquisition.

NOTE 5 – REPORTING ACCUMULATED OTHER COMPREHENSIVE INCOME/LOSS

Other comprehensive income (loss) and accumulated other comprehensive income (loss) consisted of foreign currency translation adjustments and fair value adjustments of derivative instruments.

	Three Months Ended August 31, (unaudited)
	2003	2002
	(in thousands)
Net income	$3,865	$1,576
Other comprehensive income/(loss)	25	(181)

Comprehensive income	$3,890	$1,395

NOTE 6 – INCOME TAXES

Deferred income taxes are computed using the liability method whereby deferred tax assets and liabilities are recognized based on temporary differences between financial statement and tax basis of assets and liabilities using presently enacted tax rates.

NOTE 7 – NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligation”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company’s adoption of the Statement effective June 1, 2003 did not have a material impact.

NOTE 8 – DEBT

At August 31, 2003, $3.0 million was outstanding under the Company’s revolving bank credit agreement at LIBOR interest rates of 3.35% and 3.36%. There was $30.8 million remaining in availability with $9.5 million utilized by outstanding letters of credit which mature in 2003 and 2004. At August 31, 2003, the balance on the term loan stood at $31.3 million at LIBOR interest rates of 3.60% and 3.82%.

NOTE 9 – CONTINGENCIES

Unapproved Change Orders and Claims

As of August 31, 2003, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of approximately $4.8 million and claims of approximately $2.9 million. Generally, amounts related to unapproved change orders and claims will not be paid by the customer to Matrix until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

Insurance Reserves

The Company is insured for worker’s compensation, auto, general liability, pollution, and property claims with deductibles for self-insured retention of $500,000, $500, $50,000, $25,000, and $10,000 per incident, respectively. Management estimates the reserve for such claims based on knowledge of the circumstances surrounding the claims, the nature of any injuries involved, historical experience, and estimates of future costs provided by certain third parties. Accrued insurance at August 31, 2003 represents management’s estimate of the Company’s liability at that date. Changes in the assumptions underlying the accrual could cause actual results to differ from the amounts reported in the financial statements.

Matrix, as plaintiff, is currently in litigation in the Tulsa County district court in the State of Oklahoma over matters arising out of a workers compensation program with a former insurance provider. These matters involve contests over a letter of credit (“LOC”) for $2.2 million, a bond for $2.1 million, and cash of $0.6 million pledged to secure Matrix’s obligations under this prior program. The defendants filed a motion to transfer venue to the courts in Bermuda. A hearing on this motion and on whether current court ordered restraints on the collateral will remain in place was held on October 30, 2002. Venue was left in Tulsa County and the restraints on the collateral were left in place with the parties agreeing to negotiate terms satisfactory to both sides. Matrix agreed to replace the LOC and Bond with a strengthened LOC which will provide Matrix with more protection against the proceeds of the LOC being utilized for anything except issues directly related to Matrix’s obligations under the workers compensation program. Matrix executed a letter of intent that requires the LOC to be reissued in a form mutually acceptable to both sides, requires the former insurance provider to pay all cash to the current provider for Matrix’s claims, provides a process for the LOC’s value to decline to zero based on an actuarial evaluation of potential claims, and also requires the Tulsa County action to be dismissed with prejudice (cannot refile). The parties have agreed to the form of the strengthened LOC in principle and the remaining issue is the form of trust account where any cash or receivables that are owed to Matrix will be deposited in such account for the sole benefit of Matrix. The insurance provider is awaiting final approval in a Pennsylvania State Court to determine the form of trust account for all policy holders similarly situated. There are no outstanding unpaid or pending claims with the former insurance provider. No amounts are reserved related to this issue.

Environmental Dispute

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

Joint Venture Dispute

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

Bankrupt Customer

On September 30, 2003, a customer of Matrix filed for Chapter 11 bankruptcy protection. Matrix has accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts from the customer of approximately $5 million at August 31, 2003. As a result of the customer’s bankruptcy, the Company has provided a reserve for its estimated potential loss, which management believes is adequate. Matrix will continue to assess the adequacy of the reserve as additional information becomes available.

Other

The Company is a defendant in various other legal actions and is vigorously defending against each of them. It is the opinion of management that none of such legal actions will have a material effect on the Company’s financial position.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Certain matters discussed in this report include forward-looking statements. Forward-looking statements can generally be identified or recognized as those statements predicated upon or preceded by words such as “believes,” “anticipates,” “expects,” “plans,” “estimates,” “should,” “could” or similar expressions. Matrix is making these forward-looking statements in reliance on the “safe harbor” protections provided under the Private Securities Litigation Reform Act of 1995.

Forward-looking statements are subject to a number of uncertainties that could cause actual results to differ materially from any results projected, forecasted, estimated, or budgeted, including the following:

•	The timing and planning of maintenance projects at customer facilities in the refinery industry, which could cause adjustments for seasonal shifts in product and service demands.

•	Changes in general economic conditions in the United States.

•	Changes in laws and regulations to which Matrix is subject, including tax, environmental, and employment laws and regulations.

•	The cost and effects of legal and administrative claims and proceedings against Matrix or its subsidiaries.

•	Conditions of the capital markets Matrix utilizes to access capital to finance operations.

•	The ability to raise capital in a cost-effective way.

•	The effect of changes in accounting policies.

•	The ability to manage growth and to assimilate personnel and operations of acquired businesses, specifically related to the acquisition of the Hake Group of Companies.

•	The ability to control costs.

•	Severe weather, which could cause project delays and/or a decline in labor productivity.

•	Changes in foreign economies, currencies, laws, and regulations, especially in Canada where Matrix has made direct investments.

•	Political developments in foreign countries, especially in Canada where Matrix has made direct investments.

•	The ability of Matrix to develop expanded markets and product or service offerings as well as its ability to maintain existing markets.

•	The need to develop a learning curve in bidding and managing projects in a new industry.

•	Technological developments, high levels of competition, lack of customer diversification, and general uncertainties of governmental regulation in the energy industry.

•	The ability to recruit, train and retain project supervisors with substantial experience.

•	A downturn in the petroleum storage operations or hydrocarbon processing operations of the petroleum and refining industries.

•	Changes in the labor market conditions that could restrict the availability of workers or increase the cost of such labor.

•	The negative effects of a strike or work stoppage.

•	Exposure to construction hazards related to the use of heavy equipment with attendant significant risks of liability for personal injury and property damage.

•	The use of significant production estimates for determining percent complete on construction contracts could produce different results upon final determination of project scope.

•	The inherent inaccuracy of estimates used to project the timing and cost of exiting operations of non-core businesses.

•	The risk associated with a potential bankruptcy of a customer or subcontractor.

Results of Operations

THREE MONTHS ENDED AUGUST 31, 2003 COMPARED TO AUGUST 31, 2002

Consolidated Overview

Prior to the acquisition of The Hake Group of Companies (“Hake”) in the 4th quarter of fiscal 2003, Matrix was organized into three reportable segments – Aboveground Storage Tank Services, Plant Services and Construction Services. As a result of the Hake acquisition, the structure of the Company’s internal organization changed in a manner that caused the Company’s reportable segments to change. Matrix now has two reportable segments – Construction Services and Repair & Maintenance Services. The corresponding items of segment information for earlier periods have been restated. All operations are contained within these segments. Therefore, significant fluctuations in revenues, gross profits, and operating income will be discussed below. Matrix’s revenues fluctuate based on the changing product mix and are dependent on the level and timing of customer releases of new business and on other matters such as project schedules.

Consolidated selling, general and administrative cost as a percent of revenue decreased to 4.3% for the quarter ended August 31, 2003 compared to 8.0% for the quarter ended August 31, 2002. This reduction of 46.3% is the result of leveraging the fixed cost structure with an increasing volume of business.

Other income in the first quarter of fiscal 2003 consisted largely of $0.2 million in proceeds from an insurance settlement for flood damage sustained at our Houston facility in fiscal 2002.

The effective tax rates for the quarters ended August 31, 2003 and 2002 were 40.6% and 38.5% respectively. The increase is due to Matrix’s Federal tax rate increasing 1% and the generation of more income in states with higher tax rates.

Construction Services

Revenues for Construction Services in the quarter ended August 31, 2003 were $123.4 million, compared to $29.9 million in the comparable quarter of the prior year, an increase of $93.5 million or 312.7% due to significantly higher construction work on the east coast primarily from the Hake Group of Companies, which was acquired by Matrix in March 2003. In addition, continued growth in construction revenues from Matrix’s west coast operations contributed to the increase. These increases were partially offset by declines in new tank construction and product sales.

Construction Services gross margins declined from 13.4% in the first quarter of fiscal 2003 to 8.7% in the first quarter of fiscal 2004 due to the inclusion of lower margin Hake work in the mix of business, including two large power projects and a Chapter 11 filing on September 30, 2003 by one of Hake’s customers, to lower margins on new tank construction, and to a lower volume of product sales. In addition, gross margins were negatively impacted by the dissolution of a joint venture partnership that was previously acquired as a part of the Hake acquisition in March 2003. The Company is now performing low margin work that was previously performed by the joint venture. Gross profit increased from $4.0 million in the first quarter of fiscal 2003 to $10.7 million in the first quarter of fiscal 2004, an increase of 167.5% due primarily to an increase in the volume of business which was partially offset by lower margins.

Operating income and income before income tax expense for the quarter ended August 31, 2003 of $6.1 million and $5.7 million respectively, were significantly better than the $1.7 million and $1.7 million respectively produced for the quarter ended August 31, 2002 primarily as a result of the higher gross profits partially offset by higher interest and selling, general and administrative expenses.

Repair & Maintenance Services

Revenues from Repair & Maintenance Services increased 48.7% from $23.8 million in the first quarter of fiscal 2003 to $35.4 million in the first quarter of fiscal 2004. The increase of $11.6 million was due primarily to the inclusion of Hake repair and maintenance service activity and moderate growth in tank repair and maintenance work. Routine plant maintenance and turnaround activity increased in the first quarter of fiscal 2004 as compared to the first fiscal quarter of fiscal 2003, but continued to be below expectations.

Gross margins of 9.0% for the quarter ended August 31, 2003 were lower than the gross margins of 10.5% for the quarter ended August 31, 2002 due primarily to the inclusion of lower margin Hake repair and maintenance work and a decline in the level of routine plant maintenance and turnaround activities which were insufficient to cover the higher fixed cost structure resulting from Matrix’s geographical expansion last year. Gross profit increased from $2.5 million in the first quarter of fiscal 2003 to $3.2 million in the first quarter of fiscal 2004, an increase of 28.0% due to the increased volume of business, partially offset by the lower margins.

Operating income for the quarter ended August 31, 2003 of $1.0 million increased from $0.5 million for the quarter ended August 31, 2002 primarily due to increased gross profit. Income before income tax expense increased from $0.7 million for the first quarter of fiscal 2003 to $0.8 million for the first quarter of fiscal 2004 as higher gross profits were mostly offset by higher interest and selling, general and administrative expenses.

Financial Condition & Liquidity

Matrix’s cash and cash equivalents totaled approximately $0.6 million at August 31, 2003 and $0.8 million at May 31, 2003.

Matrix has financed its operations recently with cash from operations and from advances under a credit agreement. In connection with the acquisition of Hake on March 7, 2003, the Company replaced its existing credit agreement with a new $87.5 million senior credit facility entered into with a group of banks. The agreement was subsequently amended and restated on May 22, 2003. The credit agreement for borrowings consists of a five-year term loan up to $32.5 million and a three-year $55 million revolving credit facility. Availability under the revolving credit facility is based on Matrix’s level of eligible accounts receivable. The Company pays either Prime or LIBOR-based interest on funds borrowed under the term loan while funds borrowed on a revolving basis can also bear interest on a Prime or LIBOR-based option. At August 31, 2003, $3.0 million was outstanding under the revolver and $31.3 million was outstanding under the five-year term loan. In addition, $9.5 million of the revolver was utilized by outstanding letters of credit, which mature in 2003 and 2004. $30.8 million remains available under the revolver at August 31, 2003. At August 31, 2003, the Company was paying interest of 3.60% and 3.82% on the term loans and interest of 3.35% and 3.36% on the revolver. The credit agreement requires maintenance of certain financial ratios, limits the amount of additional borrowings, and prohibits the payment of dividends. The credit facility is secured by all accounts receivable, inventory, intangibles, real property, and proceeds related thereto of Matrix and certain of its subsidiaries, including Hake Group of Companies.

Effective June 1, 2001, the Company entered into an interest rate swap agreement for an initial notional amount of $6.0 million with a commercial bank, effectively providing a fixed interest rate of 7.23% for the five-year period on the term note of the Company’s previous credit facility. The Company pays 7.23% and receives LIBOR + 1.5% calculated on the notional amount. Net receipts or payments under the agreement will be recognized as an adjustment to interest expense. At August 31, 2003, the balance on the notional amount stood at $5.1 million at an interest rate of 2.62%. The fair value of the swap at August 31, 2003 was a liability of $0.4 million. The swap agreement expires in 2006. If LIBOR decreases, interest payments received and the market value of the swap position also decrease.

Operations of Matrix provided $5.0 million of cash for the three months ended August 31, 2003 as compared with using $0.5 million of cash for the three months ended August 31, 2002, representing an increase of approximately $5.5 million. The increase was due primarily to the increase in net income coupled with decreased working capital needs in the current year as compared to the prior year.

Capital expenditures during the three months ended in August 31, 2003 totaled approximately $1.3 million primarily for the purchase of transportation equipment, small tools, and construction and fabrication equipment. $9.0 million has been budgeted for total capital expenditures for fiscal 2004.

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

It is Matrix’s intent to utilize these purchased treasury shares solely for the satisfaction of stock issuance under its 1990 and 1991 Incentive Stock Option Plans, its 1995 Nonemployee Director Stock Option Plan and its proposed 2003 Stock Option Plan that will be submitted to stockholders for their approval at the next annual meeting of stockholders.

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

Outlook

The environment for capital work is very positive both for work under contract and bidding activity. The Construction Services’ backlog at the end of the quarter was $207 million. Repair and Maintenance Services remain soft although we are anticipating a pick-up by the middle of our fiscal year, particularly in turnaround work, which should have a positive impact on gross margins. Although Matrix is anticipating record results for fiscal 2004, the Company is still concerned with the slow activity in repair and maintenance and the final outcome of its customer’s Chapter 11 filing. As a result, the Company is holding its earnings guidance for fiscal 2004 at a range of $1.50 to $1.65 per fully diluted share despite very strong earnings in the first quarter of fiscal 2004. Revenues are anticipated to be in a range of $525 to $550 million.

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

Matrix closed or sold the business operations of its San Luis Tank Piping Construction Company, Inc. and West Coast Industrial Coatings, Inc. subsidiaries, which were located in California. Although Matrix does not own any land or buildings used in these subsidiaries, we would be liable for any environmental exposure while operating at the facility, a period from June 1, 1991 to May 31, 2001. At the present time, the environmental liability that could result from the testing is unknown; however, Matrix has purchased a pollution liability insurance policy with $5 million of coverage for all operations.

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

As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

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

PART II

OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K:

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbannes-Oxley Act of 2002) – CEO

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbannes-Oxley Act of 2002) – CFO

Reports on Form 8-K: During the first quarter of fiscal 2004, a Form 8-K dated August 12, 2003 was filed pursuant to Item 12 (Results of Operation and Financial Condition).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

/s/ Michael J. Hall
Date: October 10, 2003	By: Michael J. Hall
Michael J. Hall Vice President-Finance Chief Financial Officer signing on behalf of the registrant and as the registrant’s chief accounting officer.