Form 10-Q
period 2003-11-30
MATRIX SERVICE CO
filed 2004-01-09
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of January 8, 2004, there were 19,285,276 shares of the Company’s common stock, $0.01 par value per share, issued and 16,955,192 shares outstanding.

INDEX

		PAGE NO.
PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

	Consolidated Statements of Income for the Three and Six Months Ended November 30, 2003 and 2002	1

	Consolidated Balance Sheets as of November 30, 2003 and May 31, 2003	2

	Consolidated Statements of Cash Flow for the Six Months Ended November 30, 2003 and 2002	4

	Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended November 30, 2003 and 2002	6

	Notes to Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A

ITEM 4.	Controls and Procedures	22

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings	N/A

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities	N/A

ITEM 3.	Defaults Upon Senior Securities	N/A

ITEM 4.	Submission of Matters to a Vote of Security Holders	23

ITEM 5.	Other Information	N/A

ITEM 6.	Exhibits and Reports on Form 8-K	24

Signature		24

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

Matrix Service Company

Consolidated Statements of Income

(in thousands, except share and per share data)

	Three Months Ended November 30, (unaudited)		Six Months Ended November 30, (unaudited)
	2003	2002	2003	2002
Revenues	$170,913	$58,896	$329,675	$112,613
Cost of revenues	157,835	51,324	303,517	98,583
Net earnings of joint venture	—	—	857	—

Gross profit	13,078	7,572	27,015	14,030
Selling, general and administrative expenses	7,228	4,824	14,068	9,095
Restructuring, impairment and abandonment	54	(15)	52	(184)

Operating income	5,796	2,763	12,895	5,119
Other income (expense):
Interest expense	(703)	(94)	(1,375)	(188)
Interest income	3	1	14	9
Other	117	116	183	409

Income before income tax expense	5,213	2,786	11,717	5,349
Provision for federal, state and foreign income tax expense	2,121	1,046	4,760	2,033

Net income	$3,092	$1,740	$6,957	$3,316

Earnings per share of common stock:
Basic	$0.19	$0.11	$0.43	$0.21
Diluted	$0.18	$0.11	$0.40	$0.20
Weighted average number of common shares:
Basic	16,498,412	15,763,028	16,340,145	15,739,920
Diluted (includes dilutive effect of stock options)	17,543,707	16,524,710	17,447,264	16,513,824

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Balance Sheets

(in thousands)

	November 30, 2003	May 31, 2003
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$1,885	$775
Accounts receivable, less allowances (November 30 - $971, May 31 - $900)	89,755	66,603
Costs and estimated earnings in excess of billings on uncompleted contracts	18,726	23,421
Inventories	2,955	2,850
Income tax receivable	2,421	2,309
Deferred income taxes	1,888	2,479
Prepaid expenses	2,196	2,997
Asset held for sale	1,576	—

Total current assets	121,402	101,434
Property, plant and equipment at cost:
Land and buildings	24,537	24,517
Construction equipment	30,831	28,768
Transportation equipment	11,746	11,260
Furniture and fixtures	6,130	6,142
Construction in progress	3,771	4,419

	77,015	75,106
Less accumulated depreciation	30,294	27,743

Net property, plant and equipment	46,721	47,363
Goodwill	50,847	51,292
Other assets	1,264	2,850

Total assets	$220,234	$202,939

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Balance Sheets

(in thousands, except share data)

	November 30, 2003	May 31, 2003
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$29,622	$40,684
Billings on uncompleted contracts in excess of costs and estimated earnings	20,561	22,794
Joint Venture	—	1,013
Accrued insurance	2,130	1,736
Income tax payable	—	1,570
Other accrued expenses	17,332	9,604
Current portion of long-term debt	4,846	4,892
Current portion of acquisition payable	914	854

Total current liabilities	75,405	83,147
Long-term debt	51,792	38,220
Acquisition Payable	7,195	7,682
Deferred income taxes	4,008	3,709
Stockholders’ equity:
Common stock	193	96
Additional paid-in capital	55,235	52,527
Retained earnings	33,092	26,304
Accumulated other comprehensive loss	(271)	(567)

	88,249	78,360
Less: Treasury stock, at cost – November 30 – 2,348,448 shares; May 31 – 3,140,520 shares	(6,415)	(8,179)

Total stockholders’ equity	81,834	70,181

Total liabilities and stockholders’ equity	$220,234	$202,939

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Cash Flow Statements

(in thousands)

	Six Months Ended November 30, (unaudited)
	2003	2002
Cash flow from operating activities:
Net income	$6,957	$3,316
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,180	2,596
Deferred income tax	890	(595)
Gain on sale of equipment	(6)	(73)
Accretion of acquisition payable	203	—
Earnings of joint venture	(857)	—
Changes in current assets and liabilities increasing (decreasing) cash:
Accounts receivable	(20,967)	5,677
Costs and estimated earnings in excess of billings on uncompleted contracts	4,695	(145)
Inventories	(105)	386
Prepaid expenses	801	(464)
Accounts payable	(14,299)	(5,424)
Billings on uncompleted contracts in excess of costs and estimated earnings	(4,739)	594
Accrued expenses	8,086	(1,153)
Income taxes receivable/payable	941	709
Other	(191)	(1)

Net cash provided by (used in) operating activities	(15,411)	5,423

Cash flow from investing activities:
Capital expenditures	(2,567)	(7,969)
Distribution from joint venture	701	—
Net effect of dissolution of joint venture	2,738	—
Proceeds from other investing activities	82	1,830

Net cash provide by (used in) investing activities	$954	$(6,139)

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Cash Flow Statements

(in thousands)

	Six Months Ended November 30, (unaudited)
	2003	2002
Cash flows from financing activities:
Issuance of long-term debt	$155,512	$55,755
Repayments of long-term debt	(141,796)	(54,852)
Issuance of stock	1,777	255

Net cash provided by financing activities	15,493	1,158
Effect of exchange rate changes on cash	74	(24)

Increase in cash and cash equivalents	1,110	418
Cash and cash equivalents at beginning of period	775	826

Cash and cash equivalents at end of period	$1,885	$1,244

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Total
					Translation	Derivative
Balances, May 31, 2003	$96	$52,527	$26,304	$(8,179)	$(278)	$(289)	$70,181
Net income			6,957				6,957
Other comprehensive income
Translation adjustment					225		225
Derivative activity						71	71

Comprehensive income							7,253
Exercise of stock options (532,532)		182	(169)	1,764			1,777
Tax effect of exercised stock options		2,623					2,623
Stock Dividend	97	(97)					—

Balances, November 30, 2003	$193	$55,235	$33,092	$(6,415)	$(53)	$(218)	$81,834

Balances, May 31, 2002	$96	$51,868	$18,126	$(8,996)	$(720)	$(174)	$60,200
Net income			3,316				3,316
Other comprehensive income
Translation adjustment					(81)		(81)
Derivative activity						(100)	(100)

Comprehensive income							3,135
Exercise of stock options (64,677)		6		249			255
Tax effect of exercised stock options		66					66

Balances, November 30, 2002	$96	$51,940	$21,442	$(8,747)	$(801)	$(274)	$63,656

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

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

The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2003, included in Matrix’s Annual Report on Form 10-K for the year then ended. Matrix’s business is seasonal. In addition, Matrix often generates a significant portion of its revenues under a comparatively few major contracts which often do not commence or terminate in the same period from one year to the next. Accordingly, results for any interim period may not necessarily be indicative of future operating results.

NOTE 2 – STOCK OPTION PLANS

Employee stock options are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Under APB 25, if the exercise price of the an employee stock option grant equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Statement of Financial Accounting Standards (SFAS) No. 123, as amended by SFAS No. 148, provides an alternative method to account for employee stock option grants called the “fair value” method of accounting. Under SFAS No. 123, as amended, the “fair value” of an employee stock option grant is recognized as a compensation expense in the Consolidated Statement of Income. If the “fair value” method is not elected, SFAS No. 123, as amended, requires pro forma information regarding interim net income and earnings per share to be determined as if the Company had accounted for its employee stock options under the fair value method of accounting. The fair value for employee stock options outstanding as of the end of the periods presented was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.09%; dividend yield of 0.0%; volatility factor of the expected market price of the Company’s stock of .564; and an expected life of the options of 4.8 years.

The Black-Scholes option valuation model is one of several valuation models used in estimating the fair value of options that are traded in an open market, have no vesting restrictions and are fully transferable. In addition, Black-Scholes and other valuation models require the input of highly subjective assumptions, including an assumption as to the volatility in price of the shares of common stock underlying the option. The Company’s employee stock options have characteristics that are significantly different from those required by the Black-Scholes model, i.e., the Company’s employee options are not traded on any open market, do contain restrictions on vesting, and are not fully transferable. In addition, subjective input assumptions are inherently inaccurate, vary from company to company and can materially affect the fair value estimate. In management’s opinion, the existing “fair value” models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended November 30, (unaudited)		Six Months Ended November 30, (unaudited)
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Net Income as Reported	$3,092	$1,740	$6,957	$3,316
Compensation Expense from Stock Options	114	93	207	178

Pro Forma Net Income	$2,978	$1,647	$6,750	$3,138

Earnings per Common Share as Reported:
Basic	$0.19	$0.11	$0.43	$0.21
Diluted	$0.18	$0.11	$0.40	$0.20

Pro Forma Earnings per Common Share:
Basic	$0.18	$0.10	$0.41	$0.20
Diluted	$0.17	$0.10	$0.39	$0.19

NOTE 3 – SEGMENT INFORMATION

Matrix operates primarily in the United States and has operations in Canada. Prior to the acquisition of The Hake Group of Companies (“Hake”) in the 4th quarter of fiscal 2003, Matrix was organized into three reportable segments – Aboveground Storage Tank Services, Plant Services and Construction Services. As a result of the Hake acquisition, the structure of the Company’s internal organization changed in a manner that caused the Company’s reportable segments to change. Matrix now has two reportable segments – Construction Services and Repair & Maintenance Services. Accordingly, the corresponding items of segment information for earlier periods have been restated.

	Construction Services	Repair & Maintenance Services	Other	Combined Total
Three Months ended November 30, 2003	(in millions)

Gross revenues	$128.5	$44.9	$0.0	$173.4
Less: Inter-segment revenues	(2.5)	0.0	0.0	(2.5)
Consolidated revenues	126.0	44.9	0.0	170.9
Gross profit	9.0	4.1	0.0	13.1
Operating income	4.5	1.3	0.0	5.8
Income before income tax expense	4.2	1.0	0.0	5.2
Net income	2.6	0.5	0.0	3.1

Segment assets	102.7	46.9	70.6	220.2
Capital expenditures	0.7	0.6	0.0	1.3
Depreciation and amortization expense	0.9	0.7	0.0	1.6

Three Months ended November 30, 2002

Gross revenues	$37.0	$26.4	$0.0	$63.4
Less: Inter-segment revenues	(4.4)	(0.1)	0.0	(4.5)
Consolidated revenues	32.6	26.3	0.0	58.9
Gross profit	3.8	3.8	0.0	7.6
Operating income	1.1	1.7	0.0	2.8
Income before income tax expense	1.2	1.6	0.0	2.8
Net income	0.7	1.0	0.0	1.7

Segment assets	38.6	38.3	22.5	99.4
Capital expenditures	1.9	2.4	0.0	4.3
Depreciation and amortization expense	0.8	0.5	0.0	1.3

Six Months ended November 30, 2003

Gross revenues	$254.9	$80.3	$0.0	$335.2
Less: Inter-segment revenues	(5.5)	0.0	0.0	(5.5)
Consolidated revenues	249.4	80.3	0.0	329.7
Gross profit	19.7	7.3	0.0	27.0
Operating income	10.6	2.3	0.0	12.9
Income before income tax expense	9.9	1.8	0.0	11.7
Net income	6.0	1.0	0.0	7.0

Segment assets	102.7	46.9	70.6	220.2
Capital expenditures	1.3	1.3	0.0	2.6
Depreciation and amortization expense	1.8	1.4	0.0	3.2

Six Months ended November 30, 2002

Gross revenues	$71.0	$50.2	$0.0	$121.2
Less: Inter-segment revenues	(8.5)	(0.1)	0.0	(8.6)
Consolidated revenues	62.5	50.1	0.0	112.6
Gross profit	7.8	6.2	0.0	14.0
Operating income	2.8	2.1	0.2	5.1
Income before income tax expense	2.9	2.3	0.1	5.3
Net income	1.8	1.4	0.1	3.3

Segment assets	38.6	38.3	22.5	99.4
Capital expenditures	3.8	4.2	0.0	8.0
Depreciation and amortization expense	1.5	1.1	0.0	2.6

NOTE 4 – ACQUISITION

On March 7, 2003, Matrix acquired all of the issued and outstanding capital stock of Hake Group, Inc. as well as all of the issued and outstanding minority interests in the majority-owned subsidiaries of Hake Group, Inc. As a result, Matrix acquired 100% ownership interests in Hake Group, Inc. and its subsidiaries (“Hake”). Also included in the acquisition was a 50% membership interest in Ragner Hake, LLC, a construction joint venture. Effective July 28, 2003, the construction joint venture was dissolved. From the effective date forward, the operations of the joint venture assumed by Matrix are included in Matrix’s results of operations. Hake’s operating results have been included in Matrix’s consolidated financial statements since the acquisition date.

The acquisition was accounted for by the purchase method, and the purchase price of $53.4 million has been allocated to the assets acquired and liabilities assumed, based upon the estimated fair values of these assets and liabilities at the date of acquisition. The original purchase price of $54.0 million was recently reduced to $53.4 million as a result of a working capital adjustment agreed to on November 6, 2003. The preliminary allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of Hake’s property, plant, equipment, and identifiable assets. The final purchase price is subject to adjustments, including working capital adjustments and adjustments relating to certain contracts that were not fully performed as of the acquisition date. Expectations are that any remaining purchase price adjustments will be finalized by March 2004. In addition, the Company recorded an accrual for estimated restructuring charges as part of the purchase price allocation. The restructuring charges primarily relate to provisions for costs of redundant facilities and functions. As the restructuring plan is completed, the accrual and purchase price allocation will be adjusted.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

At March 7, 2003
(in thousands)
Current Assets	$51,304
Property, Plant & Equipment	5,712
Intangible Assets	100
Goodwill	39,537

Total Assets acquired	96,653

Current Liabilities	40,691
Restructuring Accrual	1,500
Non-current Liabilities	1,076

Total Liabilities assumed	43,267

Net Assets acquired	$53,386

Matrix has not yet determined the assignment of Hake goodwill to specific reporting units. Currently, Hake goodwill is reported as part of the Other reporting segment. The goodwill of $39.5 million was recorded based on purchase price allocation, which represents the excess of the purchase price paid to the estimated fair value of the net assets at the date of acquisition.

NOTE 5 – INCOME TAXES

Deferred income taxes are computed using the liability method whereby deferred tax assets and liabilities are recognized based on temporary differences between financial statement and tax basis of assets and liabilities using presently enacted tax rates.

NOTE 6 – DEBT

At November 30, 2003, $26.1 million was outstanding under the Company’s revolving bank credit agreement at LIBOR interest rates of 2.87% and 2.90% and a Prime interest rate of 3.50%. In addition, $9.5 million was utilized by outstanding letters of credit maturing in 2003 and 2004, leaving $11.8 million availability under the revolver. Availability on the revolver is limited to the Borrowing Base, which is based on the level of the Company’s eligible receivables but cannot exceed $55 million. On December 19, 2003, the Company’s credit agreement was amended to increase the availability on the revolver to the sum of the Borrowing Base plus $15 million, but not to exceed $55 million. The amendment is effective until December 31, 2004, at which time availability will be limited to the Borrowing Base.

At November 30, 2003, the balance on the term loan portion of the credit agreement was $30.1 million, bearing interest at LIBOR rates of 3.12% and 3.20%.

NOTE 7 – REPORTING ACCUMULATED OTHER COMPREHENSIVE INCOME/LOSS

Other comprehensive income (loss) and accumulated other comprehensive income (loss) consisted of foreign currency translation adjustments and fair value adjustments of derivative instruments.

	Three Months Ended November 30, (unaudited)		Six Months Ended November 30, (unaudited)
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Net Income	$3,092	$1,740	$6,957	$3,316
Other comprehensive income/(loss)	271	—	296	(181)

Comprehensive income	$3,363	$1,740	$7,253	$3,135

NOTE 8 – CONTINGENCIES

Unapproved Change Orders and Claims

As of November 30, 2003, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of approximately $6.3 million and claims of approximately $2.5 million. Generally, amounts related to unapproved change orders and claims will not be paid by the customer to Matrix until final resolution of related claims; accordingly, collection of these amounts may extend beyond one year.

Insurance Reserves

The Company is insured for worker’s compensation, auto, general liability, pollution, and property claims with deductibles for self-insured retention of $500,000, $500, $50,000, $25,000, and $10,000 per incident, respectively. Management estimates the reserve for such claims based on knowledge of the circumstances relating to the claims, the nature of any injuries involved, historical experience, and estimates of future costs provided by certain third parties. Accrued insurance at November 30, 2003 represents management’s estimate of the Company’s liability at that date. Changes in the assumptions underlying the accrual could result in adjustments to the accruals in future periods and there is no assurance that actual results will not differ from the accrued amounts reported in the financial statements.

Matrix is a plaintiff in litigation currently pending in the Tulsa County district court in the State of Oklahoma over matters arising out of a workers compensation program with a former insurance provider that is currently operating under the administration of a court in Pennsylvania, where the former insurance provider is licensed. These matters involve contests over a letter of credit (“LOC”) for $2.2 million, a bond for $2.1 million, and cash of $0.6 million pledged by Matrix to secure obligations under this prior program. The defendants filed a motion to transfer venue of the case to the courts in Bermuda. A hearing on this motion and on whether existing court ordered restraints on the collateral pledged by Matrix would remain in place was held on October 30, 2002. Venue was left in Tulsa County and the restraints on the collateral were left in place with the parties agreeing to negotiate terms satisfactory to both sides. Matrix agreed to replace the LOC and the $2.1 million bond with a strengthened LOC providing Matrix with more protection against the proceeds of the LOC being utilized for anything except issues directly related to Matrix’s obligations under the workers compensation program. Matrix and the defendant executed a letter of intent that (1) requires the strengthened LOC to be issued in a form mutually acceptable to both sides, (2) requires the former insurance provider to pay all cash to the current provider for Matrix’s claims, (3) provides a process for the LOC’s value to decline to zero based on an actuarial evaluation of potential claims, and (4) requires the Tulsa County action to be dismissed with prejudice, meaning that neither party may later file a claim based upon the matter claimed in the pending litigation. The parties have agreed in principle to the form of the strengthened LOC and the remaining issue appears to be the form of trust account where any cash or receivables that are owed to Matrix will be deposited for the sole benefit of Matrix. The insurance provider is awaiting final approval from a Pennsylvania State Court that is administrating the liquidation of the insurance provider to determine the form of trust account for all policy holders similarly situated. There are no outstanding unpaid or pending claims with the former insurance provider. No amounts are reserved related to this issue.

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

Matrix is not named in the AQMD complaint; however, counsel for the customer has made a formal demand upon Matrix to assume defense of the case and to indemnify the customer for any damages it may incur. The customer’s demand was made pursuant to a Master Services Agreement entered into in May 1999 between Matrix and the customer. Matrix rejected the demands of the customer based upon its own belief as to the proper interpretation of the Master Services Agreement and the facts developed by Matrix since the AQMD filed its complaint in March 2003.

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

Despite what appears to be a favorable outcome to Matrix to date, the significant claim made by the AQMD against the customer remains outstanding. And while the exiting relationship between Matrix and its customer may be very positive, the possibility of incurring a significant civil penalty may still cause the customer to assert claims against Matrix that the customer believes may be valid under the Master Services Agreement. Matrix is not a party to any litigation regarding this matter and has conducted no discovery to date other than a review of its own records. There can be no assurance that Matrix will not become a party in litigation relating to this matter or what the outcome of any such litigation would be given the inherent uncertainty as to the outcome of any litigation.

Joint Venture Dispute

In March 2000, the Company entered into a joint venture partnership agreement for the construction of a pulp and paper project. In May 2001, the joint venture became impaired and Matrix fully reserved its net investment amount. Trade receivables include a $1.3 million balance from this affiliated joint venture, which is believed to be fully recoverable. The joint venture is currently in litigation with the owner of the pulp and paper project and has indicated recoveries sought against the owner are in excess of the payable to Matrix.

Bankrupt Customer

On September 30, 2003, a customer of Matrix filed for Chapter 11 bankruptcy protection. Matrix has accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts from the customer of approximately $5.8 million at November 30, 2003. As a result of the customer’s bankruptcy, the Company has provided a reserve for its estimated potential loss, which management believes is adequate. Matrix will continue to assess the adequacy of the reserve as additional information becomes available.

Contract Dispute

In November and December 2003, three Matrix subsidiaries each filed lawsuits in U. S. District Court for the Eastern District of Pennsylvania against a significant customer for claims totaling in excess of $20 million related to disputed and undisputed amounts owed to these subsidiaries under separate contracts for the construction of a combined cycle power plant. Matrix believes it is adequately reserved for any potential loss related to these disputes and will continue to assess the adequacy of the reserve as additional information becomes available.

Other

The Company is a defendant in various other legal actions arising out of the ordinary course of its business and is vigorously defending against each of them. It is the opinion of management that none of such legal actions will have a material adverse effect on the Company’s financial position or results of operations.

NOTE 9 – Stock Dividend

During the second quarter of fiscal 2004, the Company declared a one-for-one stock dividend payable, on November 21, 2003, in the form of a two-for-one stock split to shareholders of record on October 31, 2003. All shares and earnings per share amounts have been restated for all periods presented to reflect the change in the capital structure.

NOTE 10 – Subsequent Event

On December 19, 2003, Matrix executed an agreement to sell a fabrication facility and office located in Oklahoma for net proceeds of $1.7 million. The facility was utilized by the Company prior to the completion in early 2003 of its new fabrication facility located at the Port of Catoosa, Tulsa, Oklahoma. The sale is expected to close during the third quarter of fiscal 2004 and will result in a gain of $0.1 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

Prior to the acquisition of The Hake Group of Companies (“Hake”) in the 4th quarter of fiscal 2003, Matrix was organized into three reportable segments – Aboveground Storage Tank Services, Construction Services and Plant Services. As a result of the Hake acquisition, the structure of the Company’s internal organization changed in a manner that caused the Company’s reportable segments to change. Matrix now has two reportable segments – Construction Services and Repair & Maintenance Services. The corresponding items of segment information for earlier periods have been restated. All operations are now contained within these two segments. Therefore, significant fluctuations in revenues, gross profits and operating income will be discussed below by these segments.

Matrix revenues fluctuate based on the changing product mix and are dependent on the level and timing of customer releases of new business and on other matters such as project schedules.

The increase in interest expense of $0.6 million and $1.2 million for the three and six month periods ended November 30, 2003 as compared to the comparable periods for the prior fiscal year were due to the increased level of debt that resulted from the acquisition of Hake on March 7, 2003.

The effective tax rates for the three months ended November 30, 2003 and 2002 were 40.7% and 37.5%, respectively, and the effective tax rates for the six months ended November 30, 2003 and 2002 were 40.6% and 38%, respectively. The increase is due to Matrix’s Federal tax rate increasing 1% and the generation of more income in states with higher tax rates.

THREE MONTHS ENDED NOVEMBER 30, 2003 COMPARED TO NOVEMBER 30, 2002

Consolidated

Consolidated selling, general and administrative cost as a percent of revenue decreased to 4.2% for the quarter ended November 30, 2003 compared to 8.2% for the quarter ended November 30, 2002. This reduction of 48.8% is the result of leveraging the fixed cost structure with an increasing volume of business.

Construction Services

Revenues for Construction Services in the quarter ended November 30, 2003 were $126.0 million, compared to $32.6 million in the comparable quarter of the prior year, an increase of $93.4 million or 286.5%. The increase was due to significantly higher construction work on the east coast primarily from the Hake Group of Companies, which was acquired by Matrix in March 2003, offset by declines in new tank construction.

Construction Services gross margins declined from 11.7% in the second quarter of fiscal 2003 to 7.1% in the second quarter of fiscal 2004 due to the inclusion of lower margin Hake work in the mix of business including two large power projects, lower margins on new tank construction and a slight decline in Matrix’s west coast construction operations. In addition, the Company is now performing low margin work that was previously performed by the joint venture, which was acquired as a part of the Hake acquisition in March 2003 but was dissolved in the first quarter of fiscal 2004. Gross profit increased from $3.8 million in the second quarter of fiscal 2003 to $9.0 million in the second quarter of fiscal 2004, an increase of 136.8% due primarily to an increase in the volume of business which was partially offset by lower margins.

Operating income and income before income tax expense for the quarter ended November 30, 2003 of $4.5 million and $4.2 million respectively, were significantly better than the $1.1 million and $1.2 million respectively produced for the quarter ended November 30, 2002 primarily as a result of the higher gross profits partially offset by higher interest and selling, general and administrative expenses.

Repair & Maintenance Services

Revenues from Repair & Maintenance Services increased 70.7% from $26.3 million in the second quarter of fiscal 2003 to $44.9 million in the second quarter of fiscal 2004. The increase of $18.6 million was due primarily to the inclusion of Hake repair and maintenance service activity and higher routine plant maintenance and turnaround activity offset somewhat by lower volumes of tank repair and maintenance work.

Gross margins of 9.1% for the quarter ended November 30, 2003 were lower than the gross margins of 14.4% for the quarter ended November 30, 2002 due to the inclusion of lower margin Hake repair and maintenance work, lower tank repair and maintenance activity, competitive pricing and a higher fixed cost structure resulting from Matrix’s geographical expansion last year. Gross profit increased from $3.8 million in the second quarter of fiscal 2003 to $4.1 million in the second quarter of fiscal 2004, an increase of 7.9% due to the increased volume of business, partially offset by the lower margins.

Operating income and income before tax expense for the quarter ended November 30, 2003 of $1.3 million and $1.0 million respectively, were worse than the $1.7 million and $1.6 million respectively produced for the quarter ended November 30, 2002 primarily due to higher interest and selling, general and administrative expenses.

SIX MONTHS ENDED NOVEMBER 30, 2003 COMPARED TO NOVEMBER 30, 2002

Consolidated

Consolidated selling, general and administrative cost as a percent of revenue decreased to 4.3% for the six months ended November 30, 2003 compared to 8.1% for the six months ended November 30, 2002. This reduction of 46.9% is the result of leveraging the fixed cost structure with an increasing volume of business.

Other income in the first six months of fiscal 2003 consisted largely of $0.2 million in proceeds from an insurance settlement for flood damage sustained at our Houston facility in fiscal 2002.

Construction Services

Revenues for Construction Services for the six months ended November 30, 2003 were $249.4 million, compared to $62.5 million in the comparable six months of the prior year, an increase of $186.9 million or 299% due to significantly higher construction work on the east coast primarily from the Hake Group of Companies, which was acquired by Matrix in March 2003. This increase was partially offset by declines in new tank construction work.

Construction Services gross margins declined from 12.5% for the six months ended November 30, 2002 to 7.9% for the six months ended November 30, 2003 due to the inclusion of lower margin Hake work in the mix of business, particularly on the two large power projects, offset somewhat by slightly higher margins on new tank construction and product sales. In addition, gross margins were negatively impacted by the dissolution of a joint venture partnership that was previously acquired as a part of the Hake acquisition in March 2003. The Company is now performing low margin work that was previously performed by the joint venture. Gross profit increased from $7.8 million for the six months ended November 30, 2002 to $19.7 million for the six months ended November 30, 2003, an increase of 152.6% due primarily to an increase in the volume of business, which was partially offset by lower margins.

Operating income and income before income tax expense for the six months ended November 30, 2003 of $10.6 million and $9.9 million respectively, were significantly better than the $2.8 million and $2.9 million respectively produced for the six months ended November 30, 2002 primarily as a result of the higher gross profits partially offset by higher interest and selling, general and administrative expenses.

Repair & Maintenance Services

Revenues from Repair & Maintenance Services increased 60.3% from $50.1 million for the six months ended November 30, 2002 to $80.3 million for the six months ended November 30, 2003. The increase of $30.2 million was due primarily to the inclusion of Hake repair and maintenance service activity offset by lower tank repair and maintenance work. Routine plant maintenance and turnaround activity increased during fiscal 2004 as compared to fiscal 2003, but continued to be below expectations.

Gross margins of 9.1% for the six months ended November 30, 2003 were lower than the gross margins of 12.4% for the six months ended November 30, 2002 due primarily to the inclusion of lower margin Hake repair and maintenance work, lower margins on routine plant maintenance and turnaround activities which were insufficient to cover the higher fixed cost structure resulting from Matrix’s geographical expansion last year and lower margins on tank repair and maintenance due to lower volumes. Gross profit increased from $6.2 million for the six months ended November 30, 2002 to $7.3 million for the six months ended November 30, 2003, an increase of 17.7% due to the increased volume of business, partially offset by the lower margins.

Operating income for the six months ended November 30, 2003 of $2.3 million increased from $2.1 million for the six months ended November 30, 2002 primarily due to increased gross profit. Income before income tax expense decreased from $2.3 million for the six months ended November 30, 2002 to $1.8 million for the six months ended November 30, 2003 as a result of higher interest expense in fiscal 2004 in combination with higher other income in fiscal 2003.

Financial Condition & Liquidity

Matrix’s cash and cash equivalents totaled approximately $1.9 million at November 30, 2003 and $0.8 million at May 31, 2003.

Matrix has financed its operations recently with cash from operations and from advances under a credit agreement. In connection with the acquisition of Hake on March 7, 2003, the Company replaced its existing credit agreement with a new $87.5 million senior credit facility entered into with a group of banks. The credit agreement for borrowings consists of a five-year term loan up to $32.5 million and a three-year $55 million revolving credit facility. Availability under the revolving credit facility is based on Matrix’s level of eligible accounts receivable. The Company pays either Prime or LIBOR-based interest on funds borrowed under the credit agreement. At November 30, 2003, $26.1 million was outstanding under the revolver and $30.1 million was outstanding under the five-year term loan. In addition, $9.5 million of the revolver was utilized by outstanding letters of credit, which mature in 2003 and 2004. $11.8 million remains available for borrowing under the revolver at November 30, 2003. At November 30, 2003, the Company was paying interest of 3.12% and 3.20% on the term loans and interest of 2.87%, 2.90, and 3.50% on the revolver. The credit agreement requires maintenance of certain financial ratios, limits the amount of additional borrowings, and prohibits the payment of dividends. The credit facility is secured by all accounts receivable, inventory, intangibles, real property, and proceeds related thereto of Matrix and certain of its subsidiaries, including Hake Group of Companies.

Availability on the revolver is limited to a Borrowing Base, which is based on the level of the Company’s eligible receivables but cannot exceed $55 million. On December 19, 2003, the Company’s credit agreement was amended to increase the availability on the revolver to the Borrowing Base plus $15 million, but not to exceed $55 million. The amendment is effective until December 31, 2004, at which time availability will be limited to the Borrowing Base.

Effective June 1, 2001, the Company entered into an interest rate swap agreement for an initial notional amount of $6.0 million with a commercial bank, effectively providing a fixed interest rate of 7.23% for the five-year period on the term note of the Company’s previous credit facility. The Company pays 7.23% and receives LIBOR + 1.5% calculated on the notional amount. Net receipts or payments under the agreement will be recognized as an adjustment to interest expense. At November 30, 2003, the balance on the notional amount stood at $5.0 million at an interest rate of 4.6%. The fair value of the swap at November 30, 2003 was a liability of $0.4 million. The swap agreement expires in 2006. If LIBOR rates decrease, interest payments received by Matrix will be reduced and the fair value of the swap liability will increase as a result.

Operations of Matrix used $15.4 million of cash for the six months ended November 30, 2003 as compared with providing $5.4 million of cash for the six months ended November 30, 2002, representing a decrease of approximately $20.8 million. The decrease was due primarily to increased working capital needs in the current year as compared to the prior year, partially offset by an increase in net income.

Capital expenditures during the six months ended in November 30, 2003 totaled approximately $2.6 million primarily for the purchase of construction equipment, transportation equipment and small tools. $9.0 million has been budgeted for total capital expenditures for fiscal 2004.

In August 1998, the Board of Directors authorized a purchase of 142,000 shares of Matrix stock. In March 1999, the Board of Directors authorized the Initial Stock Buyback Program, which permitted the purchase of up to $4,000,000 in Matrix stock. Under this Initial Program, Matrix purchased 958,200 shares. In October 2000, the Board of Directors authorized the Second Stock Buyback Program, which permitted the purchase of up to 20% of the common stock outstanding at that time at prices not to exceed the book value of the stock on the date of purchase. To date, Matrix has purchased 1,058,400 shares under the Second Program and has authorization to purchase an additional 1,330,706 shares.

It is Matrix’s intent to utilize these purchased treasury shares solely for the satisfaction of stock issuance under its 1990 and 1991 Incentive Stock Option Plans and its 1995 Nonemployee Director Stock Option Plan.

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

Matrix closed or sold the business operations of its San Luis Tank Piping Construction Company, Inc. and West Coast Industrial Coatings, Inc. subsidiaries, which were located in California. Although Matrix does not own any land or buildings used in these operations, we could be liable for any environmental exposure while operating the facilities, a period which ran from June 1, 1991 to May 31, 2001. At the present time, any environmental liability that could be determined by testing is unknown; however, Matrix has purchased a pollution liability insurance policy with $5 million of coverage for all operations.

Matrix has other fabrication operations in Catoosa, Oklahoma; Bristol, Bethlehem, and Holmes, Pennsylvania; Bellingham, Washington and Orange, California, which could subject the Company to environmental liability. It is unknown at this time if any such liability exists but based on the types of fabrication and other manufacturing activities performed at these facilities and the environmental monitoring that we undertake, Matrix does not believe it has any material environmental liabilities at these locations.

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

Outlook

Construction Services’ revenues will be lower in the second half of the year as the Company completes the second of two major power projects. We will not replace the volume of work dollar for dollar, but we do anticipate booking and working higher margin work. Turnaround activity will be very strong especially in the fourth quarter. Tank repair and maintenance and new tank construction remain soft but we do see some pick up in man-hours and inquiry levels. Despite the uncertainties in the above ground storage tank business, which is still a core competency and a key element in our business plan, we are reconfirming our earnings guidance for fiscal 2004 at a range of $0.75 to $0.82 per fully diluted share. Revenues are anticipated to be in a range of $575 to $595 million.

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

Forward-looking statements are subject to a number of uncertainties that could cause actual results to differ materially from any results projected, forecasted, estimated, or budgeted, including the following:

•	The timing and planning of maintenance projects at customer facilities in the refinery industry, which could cause adjustments for seasonal shifts in product and service demands and unfavorable comparisons in comparable periods from year to year.

•	The risk that Matrix may be required to pay material amounts for indemnity claims by customers for work performed for customers.

•	The risk that Matrix may not recover all or a material portion of costs and estimated earnings in excess of billings on uncompleted contracts.

•	The risk that Matrix may not recover all or a material portion of claims relating to change orders and contract disputes with its customers.

•	The risk that any or all of the matters described in Note 8 of Notes to Consolidated Financial Statements included herein may result in claims or amounts paid by Matrix in excess of its existing reserves, if any.

•	The risk that laws and regulations applicable to our customers may be changed in a manner that would reduce the need for services of the nature provided by Matrix.

•	Changes in general economic conditions, including inflation, in the United States.

•	Changes in laws and regulations to which Matrix is subject, including tax, environmental, and employment laws and regulations.

•	The ability of Matrix to recruit, train and retain management, including project supervisors with substantial experience.

•	The cost and effects of legal and administrative claims and proceedings against Matrix or its subsidiaries.

•	Conditions of the capital markets Matrix utilizes to access capital to finance operations.

•	The ability to raise capital in a cost-effective way.

•	The effect of changes in accounting policies.

•	The ability to manage growth and to assimilate personnel and operations of acquired businesses, specifically related to the acquisition of the Hake Group of Companies.

•	The ability to control costs.

•	Severe weather, which could cause project delays and/or a decline in labor productivity.

•	Changes in foreign economies, currencies, laws, and regulations, especially in Canada where Matrix has made direct investments.

•	Political developments in foreign countries, especially in Canada where Matrix has made direct investments.

•	The need to develop a learning curve in bidding and managing projects in a new industry.

•	Technological developments, high levels of competition, lack of customer diversification, and general uncertainties of governmental regulation in the energy industry.

•	A downturn in the petroleum storage operations or hydrocarbon processing operations of the petroleum and refining industries.

•	Changes in the labor market conditions that could restrict the availability of workers or increase the cost of such labor.

•	The negative effects of a strike or work stoppage.

•	Exposure to construction hazards related to the use of heavy equipment with attendant significant risks of liability for personal injury and property damage.

•	The use of significant production estimates for determining percentage of completion on construction contracts could produce different results upon final determination of project scope.

•	The inherent inaccuracy of estimates used to project the timing and cost of exiting operations of non-core businesses.

•	The risk associated with a potential bankruptcy of a customer or subcontractor.

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

PART II

OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders:

The Company’s annual meeting of stockholders was held in Tulsa, Oklahoma at 10:30 a.m. local time on Tuesday, October 21, 2003. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement, and all nominees were elected.

Out of a total of 8,165,678 shares of the Company’s common stock outstanding and entitled to vote, 7,375,382 shares were present at the meeting in person or by proxy, representing approximately 90.4 percent. Matters voted upon at the meeting were as follows:

a.	Election of six directors to serve on the Company’s Board of Directors. Messers. Bradley, Hall, Hendrix, Lackey, Maxwell and Vetal were elected to serve until the 2004 Annual Meeting. The vote tabulation with respect to each nominee was as follows:

Nominee	For	Authority Withheld

Hugh E. Bradley	6,938,289	437,093

Michael J. Hall	6,960,225	415,157

I. Edgar Hendrix	6,940,539	434,843

Paul K. Lackey	6,959,540	415,842

Tom E. Maxwell	5,532,484	1,842,898

Bradley S. Vetal	6,959,625	415,757

b.	The stockholders did not ratify and approve the adoption of the 2003 Stock Option Plan.

Number of Votes Cast
For	Against	Abstain	Broker Non-Votes
1,607,948	3,278,426	20,350	2,468,658

c.	The stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent public accountants.

Number of Votes Cast
For	Against	Abstain	Broker Non-Votes
7,250,667	116,115	8,600	0

ITEM 6. Exhibits and Reports on Form 8-K:

Exhibit 10.1:	Amendment dated December 19, 2003 to the Credit Agreement dated as of March 7, 2003, by and among Matrix Service Company, the Lenders referred to therein, Bank One, Oklahoma N.A., as Agent and Wells Fargo Bank, Texas N.A., as Co-Agent.

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO

Reports on Form 8-K: During the second quarter of fiscal 2004, a Form 8-K dated October 14, 2003 was filed pursuant to Item 12 (Results of Operation and Financial Condition), a Form 8-K dated October 22, 2003 was filed pursuant to Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements and Exhibits) and a Form 8-K dated October 24, 2003 was filed pursuant to Item 5 (Other Events and Regulations FD Disclosure) and Item 7 (Financial Statements and Exhibits).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date: January 8, 2004	By:	/s/ Michael J. Hall

Michael J. Hall Vice President-Finance Chief Financial Officer signing on behalf of the registrant and as the registrant’s chief accounting officer.