Form 10-Q
period 2004-02-29
MATRIX SERVICE CO
filed 2004-04-08
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2004

or

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

As of April 7, 2004, there were 19,285,276 shares of the Company’s common stock, $0.01 par value per share, issued and 17,139,126 shares outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

Matrix Service Company

Consolidated Statements of Income

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
	(unaudited)		(unaudited)
Revenues	$145,175	$51,900	$474,850	$164,513
Cost of revenues	133,354	45,851	436,871	144,434
Net earnings of joint venture	—	—	857	—

Gross profit	11,821	6,049	38,836	20,079
Selling, general and administrative expenses	7,657	4,556	21,725	13,651
Restructuring, impairment and abandonment	16	16	68	(168)

Operating income	4,148	1,477	17,043	6,596

Other income (expense):
Interest expense	(654)	(22)	(2,029)	(210)
Interest income	1	6	15	15
Other	306	272	489	681

Income before income tax expense	3,801	1,733	15,518	7,082

Provision for federal, state and foreign income tax expense	1,542	521	6,302	2,554

Net income	$2,259	$1,212	$9,216	$4,528

Earnings per share of common stock:
Basic	$0.13	$0.08	$0.56	$0.29
Diluted	$0.13	$0.07	$0.52	$0.27

Weighted average number of common shares:
Basic	17,030,824	15,852,790	16,569,531	15,777,130
Diluted (includes dilutive effect of stock options)	17,839,007	16,714,790	17,567,510	16,567,360

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Balance Sheets

(in thousands)

	February 29, 2004	May 31, 2003
	(unaudited)
ASSETS:

Current assets:
Cash and cash equivalents	$1,480	$775
Accounts receivable, less allowances (February 29 - $1,087, May 31 - $900)	75,747	66,603
Costs and estimated earnings in excess of billings on uncompleted contracts	18,349	23,421
Inventories	3,062	2,850
Income tax receivable	1,719	2,309
Deferred income taxes	2,028	2,479
Prepaid expenses	3,025	2,997

Total current assets	105,410	101,434

Property, plant and equipment at cost:
Land and buildings	24,526	24,517
Construction equipment	31,375	28,768
Transportation equipment	11,680	11,260
Furniture, fixtures and office equipment	6,304	6,142
Construction in progress	4,064	4,419

	77,949	75,106

Less accumulated depreciation	(31,662)	(27,743)

Net property, plant and equipment	46,287	47,363

Goodwill	49,707	51,292

Other assets	1,258	2,850

Total assets	$202,662	$202,939

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Balance Sheets

(in thousands, except share data)

	February 29, 2004	May 31, 2003
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$30,959	$40,684
Billings on uncompleted contracts in excess of costs and estimated earnings	18,726	22,794
Joint Venture	—	1,013
Accrued insurance	2,260	1,736
Income tax payable	—	1,570
Other accrued expenses	13,146	9,604
Current portion of long-term debt	4,851	4,892
Current portion of acquisition payable	862	854

Total current liabilities	70,804	83,147

Long-term debt	35,733	38,220
Acquisition Payable	6,928	7,682
Deferred income taxes	4,282	3,709

Stockholders’ equity:
Common stock	193	96
Additional paid-in capital	55,700	52,527
Retained earnings	35,299	26,304
Accumulated other comprehensive loss	(352)	(567)

	90,840	78,360
Less: Treasury stock, at cost – February 29 – 2,146,150 shares; May 31 – 3,140,520 shares	(5,925)	(8,179)

Total stockholders’ equity	84,915	70,181

Total liabilities and stockholders’ equity	$202,662	$202,939

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Cash Flow Statements

(in thousands)

	Nine Months Ended
	February 29, 2004	February 28, 2003
	(unaudited)
Cash flow from operating activities:

Net income	$9,216	$4,528
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,904	3,777
Deferred income tax	960	(403)
Gain on sale of equipment	(242)	(100)
Allowance for uncollectible accounts	450	225
Accretion of acquisition payable	279	—
Earnings of joint venture	(857)	—
Change in value of interest rate swap	(175)	—
Amortization of accumulated loss on interest rate swap	168	—
Changes in current assets and liabilities increasing (decreasing) cash:
Accounts receivable	(7,410)	6,810
Costs and estimated earnings in excess of billings on uncompleted contracts	4,620	3,413
Inventories	(212)	404
Prepaid expenses	(28)	11
Accounts payable	(12,961)	(5,376)
Billings on uncompleted contracts in excess of costs and estimated earnings	(6,575)	354
Accrued expenses	5,164	(304)
Income taxes receivable/payable	2,073	(897)
Other	(108)	—

Net cash provided by (used in) operating activities	(734)	12,442

Cash flow from investing activities:

Capital expenditures	(3,953)	(13,118)
Distribution from joint venture	701	—
Net effect of dissolution of joint venture	2,738	—
Proceeds from other investing activities	2,015	1,858

Net cash provided by (used in) investing activities	$1,501	$(11,260)

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Cash Flow Statements

(in thousands)

	Nine Months Ended
	February 29, 2004	February 28, 2003
	(unaudited)
Cash flows from financing activities:

Issuance of long-term debt	$219,512	$72,505
Repayments of long-term debt	(221,865)	(73,805)
Issuance of stock	2,250	768

Net cash used by financing activities	(103)	(532)
Effect of exchange rate changes on cash	41	61

Increase in cash and cash equivalents	705	711

Cash and cash equivalents at beginning of period	775	826

Cash and cash equivalents at end of period	$1,480	$1,537

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Total
					Translation	Derivative
Balances, May 31, 2003	$96	$52,527	$26,304	$(8,179)	$(278)	$(289)	$70,181
Net income			9,216				9,216
Other comprehensive income
Translation adjustment					111		111
Derivative activity						104	104

Comprehensive income							9,431
Exercise of stock options (994,370)		217	(221)	2,254			2,250
Tax effect of exercised stock options		3,053					3,053
Stock Dividend	97	(97)					—

Balances, February 29, 2004	$193	$55,700	$35,299	$(5,925)	$(167)	$(185)	$84,915

Balances, May 31, 2002	$96	$51,868	$18,126	$(8,996)	$(720)	$(174)	$60,200
Net income			4,528				4,528
Other comprehensive income
Translation adjustment					131		131
Derivative activity						(151)	(151)

Comprehensive income							4,508
Exercise of stock options (248,954)		151		473			624
Tax effect of exercised stock options		144					144

Balances, February 28, 2003	$96	$52,163	$22,654	$(8,523)	$(589)	$(325)	$65,476

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Matrix Service Company (“Matrix”) and its subsidiaries, all of which are wholly owned. All significant inter-company balances and transactions have been eliminated in consolidation. Effective July 28, 2003, a construction joint venture partnership obtained in the Hake acquisition was dissolved. From the effective date of the dissolution forward, the operations of the joint venture assumed by Matrix are included in Matrix’s results of operations.

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

NOTE 2 – STOCK OPTION PLANS

Employee stock options are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Under APB 25, if the exercise price of an employee stock option grant equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. As the exercise price of employee stock option grants equal the market price of Matrix stock on the grant date, Matrix does not recognize compensation expense for employee stock option grants.

Statement of Financial Accounting Standards (SFAS) No. 123, as amended by SFAS No. 148, provides an alternative method to account for employee stock option grants called the “fair value” method of accounting. Under SFAS No. 123, as amended, the “fair value” of an employee stock option at the date of grant is recognized as a compensation expense in the Consolidated Statement of Income. If the “fair value” method is not elected, SFAS No. 123, as amended, requires pro forma information regarding interim net income and earnings per share to be determined as if the Company had accounted for its employee stock options under the fair value method of accounting. The fair value for employee stock options outstanding as of the end of the periods presented was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.09%; dividend yield of 0.0%; volatility factor of the expected market price of the Company’s stock of .564; and an expected life of the options of 4.8 years.

The Black-Scholes option valuation model is one of several valuation models used in estimating the fair value of options that are traded in an open market, have no vesting restrictions and are fully transferable. In addition, Black-Scholes and other valuation models require the input of highly subjective assumptions, including an assumption as to the volatility in price of the shares of common stock underlying the option. The Company’s employee stock options have characteristics that are significantly different from those required by the Black-Scholes model, i.e., the Company’s employee options are not traded on any open market, do contain restrictions on vesting, and are not fully transferable. In addition, subjective input assumptions are inherently inaccurate, vary from company to company and can materially affect the fair value estimate. In management’s opinion, existing valuation models used to determine the “fair value” of employee options do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” using the Black-Scholes option valuation model:

	Three Months Ended		Nine Months Ended
	(in thousands)		(in thousands)
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
	(unaudited)		(unaudited)
Net Income as Reported	$2,259	$1,212	$9,216	$4,528
Compensation Expense from Stock Options	145	113	352	291

Pro Forma Net Income	$2,114	$1,099	$8,864	$4,237

Earnings per Common Share as Reported:
Basic	$0.13	$0.08	$0.56	$0.29
Diluted	$0.13	$0.07	$0.52	$0.27

Pro Forma Earnings per Common Share:
Basic	$0.12	$0.07	$0.53	$0.27
Diluted	$0.12	$0.07	$0.50	$0.26

On March 23, 2004, the Company’s stockholders’ approved the adoption of the Matrix Service Company 2004 Stock Option Plan (the “2004 Plan”). Under the 2004 Plan, 1.2 million shares of common stock are available for grants of both Incentive Stock Options and Non-Qualified Stock Options.

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

	Construction Services	Repair & Maintenance Services	Other	Combined Total
		(in millions)

Three Months ended February 29, 2004
Gross revenues	$106.7	$40.7	$—	$147.4
Less: Inter-segment revenues	(2.1)	(0.1)	—	(2.2)
Consolidated revenues	104.6	40.6	—	145.2
Gross profit	7.0	4.8	—	11.8
Operating income	2.2	1.9	—	4.1
Income before income tax expense	2.1	1.7	—	3.8
Net income	1.2	1.1	—	2.3

Segment assets	118.9	61.7	22.1	202.7
Capital expenditures	0.7	0.7	—	1.4
Depreciation and amortization expense	0.9	0.8	—	1.7

Three Months ended February 28, 2003
Gross revenues	$30.1	$28.0	$—	$58.1
Less: Inter-segment revenues	(6.2)	—	—	(6.2)
Consolidated revenues	23.9	28.0	—	51.9
Gross profit	3.1	2.9	—	6.0
Operating income	0.8	0.7	—	1.5
Income before income tax expense	0.9	0.8	—	1.7
Net income	0.6	0.6	—	1.2

Segment assets	36.3	39.3	24.0	99.6
Capital expenditures	2.1	3.0	—	5.1
Depreciation and amortization expense	0.5	0.7	—	1.2

Nine Months ended February 29, 2004
Gross revenues	$361.6	$121.0	$—	$482.6
Less: Inter-segment revenues	(7.6)	(0.1)	—	(7.7)
Consolidated revenues	354.0	120.9	—	474.9
Gross profit	26.8	12.0	—	38.8
Operating income	12.9	4.2	(0.1)	17.0
Income before income tax expense	12.0	3.6	(0.1)	15.5
Net income	7.1	2.1	—	9.2

Segment assets	118.9	61.7	22.1	202.7
Capital expenditures	2.0	2.0	—	4.0
Depreciation and amortization expense	2.7	2.2	—	4.9

Nine Months ended February 28, 2003
Gross revenues	$101.2	$78.1	$—	$179.3
Less: Inter-segment revenues	(14.7)	(0.1)	—	(14.8)
Consolidated revenues	86.5	78.0	—	164.5
Gross profit	11.0	9.1	—	20.1
Operating income	3.6	2.8	0.2	6.6
Income before income tax expense	3.8	3.1	0.2	7.1
Net income	2.4	2.0	0.1	4.5

Segment assets	36.3	39.3	24.0	99.6
Capital expenditures	5.9	7.2	—	13.1
Depreciation and amortization expense	2.0	1.8	—	3.8

NOTE 4 – ACQUISITION

On March 7, 2003, Matrix acquired all of the issued and outstanding capital stock of Hake Group, Inc. as well as all of the issued and outstanding minority interests in the majority-owned subsidiaries of Hake Group, Inc. As a result, Matrix acquired 100% ownership interests in Hake Group, Inc. and its subsidiaries (“Hake”). Also included in the acquisition was a 50% membership interest in Ragner Hake, LLC, a construction joint venture. Effective July 28, 2003, the construction joint venture was dissolved. From the effective date of the dissolution forward, the operations of the joint venture assumed by Matrix are included in Matrix’s results of operations. Hake’s operating results have been included in Matrix’s consolidated financial statements since the acquisition date.

The acquisition was accounted for by the purchase method, and the purchase price of $53.1 million has been allocated to the assets acquired and liabilities assumed, based upon the estimated fair values of these assets and liabilities at the date of acquisition. The original purchase price of $54.0 million was recently reduced to $53.1 million primarily as a result of working capital adjustments to the purchase price contained in the acquisition agreement that was agreed to on November 6, 2003 and March 5, 2004. The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of Hake’s property, plant, equipment, and identifiable assets. The Company initially recorded an accrual for estimated restructuring charges primarily related to provisions for costs of redundant facilities and functions. The restructuring plan was completed without significant reduction of facilities resulting in a reduction of $1.3 million to the initial restructuring accrual of $1.5 million and a corresponding decrease to goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition after giving effect to the working capital adjustments to the purchase price and the reduction to the initial restructuring accrual:

At March 7, 2003
(in thousands)
Current Assets	$50,852
Property, Plant & Equipment	5,637
Intangible Assets	100
Goodwill	38,528

Total Assets acquired	95,117

Current Liabilities	40,717
Restructuring Accrual	204
Non-current Liabilities	1,075

Total Liabilities assumed	41,996

Net Assets acquired	$53,121

The goodwill of $38.5 million was recorded based on purchase price allocation, which represents the excess of the purchase price paid over the estimated fair value of the net assets at the date of acquisition. Management allocated $27.0 million of goodwill to the Construction Services segment and $11.5 million to the Repair & Maintenance segment.

NOTE 5 – INCOME TAXES

Deferred income taxes are computed using the liability method whereby deferred tax assets and liabilities are recognized based on temporary differences between financial statement and tax basis of assets and liabilities using presently enacted tax rates.

NOTE 6 – DEBT

At February 29, 2004, $11.8 million was outstanding under the Company’s revolving bank credit agreement at LIBOR interest rates of 3.35% and 3.59%, and a Prime interest rate of 4.00%. In addition, $9.5 million was utilized by outstanding letters of credit maturing in 2004 and 2005, leaving $18.9 million of borrowing availability under the revolver. Availability on the revolver is limited to the Borrowing Base, which is based on the level of the Company’s eligible receivables but cannot exceed $55 million. On December 19, 2003, the Company’s credit agreement was amended to increase the availability on the revolver to the sum of the Borrowing Base plus $15 million, but not to exceed $55 million. The amendment is effective until December 31, 2004, at which time availability will be limited to the Borrowing Base.

At February 29, 2004, the balance on the term loan portion of the credit agreement was $28.4 million, bearing interest at LIBOR rates of 3.59% and 3.67%.

NOTE 7 – REPORTING ACCUMULATED OTHER COMPREHENSIVE INCOME/LOSS

Other comprehensive income (loss) and accumulated other comprehensive income (loss) consisted of foreign currency translation adjustments and fair value adjustments of derivative instruments.

	Three Months Ended (in thousands)		Nine Months Ended (in thousands)
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
	(unaudited)		(unaudited)
Net Income	$2,259	$1,212	$9,216	$4,528
Other comprehensive income/(loss)	(81)	161	215	(20)

Comprehensive income	$2,178	$1,373	$9,431	$4,508

NOTE 8 – CONTINGENCIES

Unapproved Change Orders and Claims

As of February 29, 2004, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of approximately $9.0 and claims of approximately $2.4 million. Generally, amounts related to unapproved change orders and claims will not be paid by the customer to Matrix until final resolution of related claims; accordingly, collection of these amounts may extend beyond one year.

Insurance Reserves

The Company is insured for worker’s compensation, auto, general liability, pollution, and property claims with deductibles or self-insured retentions of $500,000, $500, $100,000, $25,000, and $10,000 per incident, respectively. Management estimates the reserve for such claims based on knowledge of the circumstances relating to the claims, the nature of any injuries involved, historical experience, and estimates of future costs provided by certain third parties. Accrued insurance at February 29, 2004 represents management’s estimate of the Company’s liability at that date. Changes in the assumptions underlying the accrual could result in adjustments to the accruals in future periods and there is no assurance that actual results will not differ from the accrued amounts reported in the financial statements.

Matrix is a plaintiff in litigation currently pending in the Tulsa County district court in the State of Oklahoma over matters arising out of a workers compensation program with a former insurance provider that is currently being liquidated under the administration of a court in Pennsylvania, where the former insurance provider is licensed. These matters involve contests over a letter of credit (“LOC”) for $2.2 million, a bond for $2.1 million, and cash of $0.6 million pledged by Matrix to secure obligations under this prior program. The defendants filed a motion to transfer venue of the case to the courts in Bermuda. A hearing on this motion and on whether existing court ordered restraints on the collateral pledged by Matrix would remain in place was held on October 30, 2002. Venue was left in Tulsa County and the restraints on the collateral were left in place with the parties agreeing to negotiate terms satisfactory to both sides. Matrix agreed to replace the LOC and the $2.1 million bond with a strengthened LOC providing Matrix with more protection against the proceeds of the LOC being utilized for anything except issues directly related to Matrix’s obligations under the workers compensation program. Matrix and the defendant executed a letter of intent that (1) requires the strengthened LOC to be issued in a form mutually acceptable to both sides, (2) requires the former insurance provider to pay all cash to the current provider for Matrix’s claims, (3) provides a process for the LOC’s value to decline to zero based on an actuarial evaluation of potential claims, and (4) requires the Tulsa County action to be dismissed with prejudice, meaning that neither party may later file a claim based upon the matter claimed in the pending litigation. The parties have agreed in principle to the form of the strengthened LOC and the remaining issue appears to be the form of trust account where any cash or receivables that are owed to Matrix will be deposited for the sole benefit of Matrix. The insurance provider is awaiting final approval from a Pennsylvania State Court that is administrating the liquidation of the insurance provider to determine the form of trust account for all policy holders similarly situated. There are no outstanding unpaid or pending claims with the former insurance provider. No amounts are reserved related to this issue.

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

Despite what appears to be a favorable outcome to Matrix to date, the significant claim made by the AQMD against the customer remains outstanding. And while the existing relationship between Matrix and its customer may be very positive, the possibility of incurring a significant civil penalty may still cause the customer to assert claims against Matrix that the customer believes may be valid under the Master Services Agreement. Matrix is not a party to any litigation regarding this matter and has conducted a review of its own records. There can be no assurance that Matrix will not become a party in litigation relating to this matter or what the outcome of any such litigation would be given the inherent uncertainty as to the outcome of any litigation.

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

Bankrupt Customer

On September 30, 2003, a customer of Matrix filed for Chapter 11 bankruptcy protection. Matrix has accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts from the customer of approximately $5.8 million at February 29, 2004. As a result of the customer’s bankruptcy, the Company has provided a reserve for its estimated potential loss, which management believes is adequate. Matrix will continue to assess the adequacy of the reserve as additional information becomes available.

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

NOTE 9 – Stock Dividend

During the second quarter of fiscal 2004, the Company declared a two-for-one stock split payable, on November 21, 2003, in the form of a one-for-one stock dividend to shareholders of record on October 31, 2003. All shares and earnings per share amounts have been restated for all periods presented to reflect the change in the capital structure.

NOTE 10 – Property Sale

On December 19, 2003, Matrix executed an agreement to sell a fabrication facility and office located in Oklahoma for net proceeds of $1.7 million. The facility was utilized by the Company prior to the completion in early 2003 of its new fabrication facility located at the Port of Catoosa, Tulsa, Oklahoma. The sale closed during the third quarter of fiscal 2004 and resulted in a gain of $0.1 million.

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

The increase in interest expense of $0.6 million and $1.8 million for the three and nine month periods ended February 29, 2004 as compared to the comparable periods for the prior fiscal year were due to the increased level of debt that resulted from the acquisition of Hake on March 7, 2003.

The effective tax rates for the three months ended February 29, 2004 and February 28, 2003 were 40.6% and 30.1%, respectively, and the effective tax rates for the nine months ended February 29, 2004 and February 28, 2003 were 40.6% and 36.1%, respectively. The increase in the Company’s effective rate is due to Matrix’s Federal tax rate increasing 1%, the generation of more income in states with higher tax rates and the realization of permanent tax credits in the third quarter of fiscal 2003.

THREE MONTHS ENDED FEBRUARY 29, 2004 COMPARED TO FEBRUARY 28, 2003

Consolidated

Consolidated selling, general and administrative cost as a percent of revenue decreased to 5.3% for the quarter ended February 29, 2004 compared to 8.8% for the quarter ended February 28, 2003. This reduction of 39.8% is the result of leveraging the fixed cost structure with an increasing volume of business.

Construction Services

Revenues for Construction Services in the quarter ended February 29, 2004 were $104.6 million, compared to $23.9 million in the comparable quarter of the prior year, an increase of $80.7 million or 337.7%. The increase was due to significantly higher construction work on the east coast primarily from the Hake Group of Companies, which was acquired by Matrix in March 2003, partially offset by declines in Matrix’s west coast construction operations.

Construction Services gross margins declined from 13.0% in the third quarter of fiscal 2003 to 6.7% in the third quarter of fiscal 2004 due to the inclusion of lower margin Hake work in the mix of business particularly on one large power project, lower margins on new tank construction and the decline in Matrix’s west coast construction activity. In addition, the Company is now performing low margin work that was previously performed by the joint venture, which was acquired as a part of the Hake acquisition in March 2003 but was dissolved in the first quarter of fiscal 2004. Gross profit increased from $3.1 million in the third quarter of fiscal 2003 to $7.0 million in the third quarter of fiscal 2004, an increase of 125.8% due primarily to an increase in the volume of business which was partially offset by lower margins.

Operating income and income before income tax expense for the quarter ended February 29, 2004 of $2.2 million and $2.1 million respectively, were significantly better than the $0.8 million and $0.9 million, respectively, produced for the quarter ended February 28, 2003, primarily as a result of the higher gross profits partially offset by higher interest and selling, general and administrative expenses.

Repair & Maintenance Services

Revenues from Repair & Maintenance Services increased 45.0% from $28.0 million in the third quarter of fiscal 2003 to $40.6 million in the third quarter of fiscal 2004. The increase of $12.6 million resulted primarily from the inclusion of Hake repair and maintenance service activity and higher routine plant maintenance and turnaround activity.

Gross margins of 11.8% for the quarter ended February 29, 2004 were higher than the gross margins of 10.4% for the quarter ended February 28, 2003 due to a higher volume of routine plant maintenance and turnaround activity offset somewhat by the inclusion of lower margin Hake repair and maintenance work, competitive pricing and a higher fixed cost structure resulting from Matrix’s geographical expansion last year. Gross profit increased from $2.9 million in the third quarter of fiscal 2003 to $4.8 million in the third quarter of fiscal 2004, an increase of 65.5% due to the increased volume of business and higher margins.

Operating income and income before tax expense for the quarter ended February 29, 2004 of $1.9 million and $1.7 million, respectively, were better than the $0.7 million and $0.8 million, respectively, produced for the quarter ended February 28, 2003 primarily due to the increased volume of business and higher margins partially offset by higher interest and selling, general and administrative expenses.

NINE MONTHS ENDED FEBRUARY 29, 2004 COMPARED TO FEBRUARY 28, 2003

Consolidated

Consolidated selling, general and administrative cost as a percent of revenue decreased to 4.6% for the nine months ended February 29, 2004 compared to 8.3% for the nine months ended February 28, 2003. This reduction of 44.6% is the result of leveraging the fixed cost structure with an increasing volume of business.

Construction Services

Revenues for Construction Services for the nine months ended February 29, 2004 were $354.0 million, compared to $86.5 million in the comparable nine months of the prior year, an increase of $267.5 million or 309.2% due to significantly higher construction work on the east coast primarily from the Hake Group of Companies partially offset by lower new tank construction activity.

Construction Services gross margins declined from 12.7% for the nine months ended February 28, 2003 to 7.6% for the nine months ended February 29, 2004 due to the inclusion of lower margin Hake work in the mix of business, particularly on two large power projects. In addition, gross margins were negatively impacted by the dissolution of a joint venture partnership that was previously acquired as a part of the Hake acquisition in March 2003. The Company is now performing low margin work that was previously performed by the joint venture. Gross profit increased from $11.0 million for the nine months ended February 28, 2003 to $26.8 million for the nine months ended February 29, 2004, an increase of 143.6% due primarily to an increase in the volume of business, which was partially offset by lower margins.

Operating income and income before income tax expense for the nine months ended February 29, 2004 of $12.9 million and $12.0 million respectively, were significantly better than the $3.6 million and $3.8 million, respectively, produced for the nine months ended February 28, 2003 primarily as a result of the higher gross profits partially offset by higher interest and selling, general and administrative expenses.

Repair & Maintenance Services

Revenues from Repair & Maintenance Services increased 55.0% from $78.0 million for the nine months ended February 28, 2003 to $120.9 million for the nine months ended February 29, 2004. The increase of $42.9 million was due primarily to the inclusion of Hake repair and maintenance service activity and to higher routine plant maintenance and turnaround activity, partially offset by lower tank repair and maintenance activity, particularly on the west coast and upper mid-west.

Gross margins of 9.9% for the nine months ended February 29, 2004 were lower than the gross margins of 11.7% for the nine months ended February 28, 2003 due primarily to the inclusion of lower margin Hake repair and maintenance work and lower margins on routine repair and maintenance activities as a result of lower volumes. The lower margins on the Hake repair and maintenance activity resulted from the strategic decision to take a large turnaround project in the second quarter with a new customer at very low gross margins. Gross profit increased from $9.1 million for the nine months ended February 28, 2003 to $12.0 million for the nine months ended February 29, 2004, an increase of 31.9% due to the increased volume of business, partially offset by the lower margins.

Operating income and income before tax expense for the nine months ended February 29, 2004 of $4.2 million and $3.6 million increased from $2.8 million and $3.1 million for the nine months ended February 28, 2003 primarily due to increased gross profit partially offset by higher interest and selling, general and administrative expenses.

Financial Condition & Liquidity

Matrix’s cash and cash equivalents totaled approximately $1.5 million at February 29, 2004 and $0.8 million at May 31, 2003.

Matrix has financed its operations recently with cash from operations and from advances under a credit agreement. In connection with the acquisition of Hake on March 7, 2003, the Company replaced its existing credit agreement with a new $87.5 million senior credit facility entered into with a group of banks. The credit agreement for borrowings consists of a five-year term loan up to $32.5 million and a three-year $55 million revolving credit facility. Availability on the revolver is limited to a Borrowing Base, which is based on the level of the Company’s eligible receivables but cannot exceed $55 million. On December 19, 2003, the Company’s credit agreement was amended to increase the availability on the revolver to the Borrowing Base plus $15 million, but not to exceed $55 million. The amendment is effective until December 31, 2004, at which time availability will be limited to the Borrowing Base. The Company pays either Prime or LIBOR-based interest on funds borrowed under the credit agreement. At February 29, 2004, $11.8 million was outstanding under the revolver and $28.4 million was outstanding under the five-year term loan. In addition, $9.5 million of the revolver was utilized by outstanding letters of credit, which mature in 2004. $18.9 million remains available for borrowing under the revolver at February 29, 2004. At February 29, 2004, the Company was paying interest of 3.59% and 3.67% on the term loans and interest of 3.35%, 3.59% and 4.00% on the revolver. The credit agreement requires maintenance of certain financial ratios, limits the amount of additional borrowings, and prohibits the payment of dividends. The credit facility is secured by all accounts receivable, inventory, intangibles, real property, and proceeds related thereto of Matrix and certain of its subsidiaries, including Hake Group of Companies.

Effective June 1, 2001, the Company entered into an interest rate swap agreement for an initial notional amount of $6.0 million with a commercial bank, effectively providing a fixed interest rate of 7.23% for the five-year period on the term note of the Company’s previous credit facility. The Company pays 7.23% and receives LIBOR + 1.5% calculated on the notional amount. Net receipts or payments under the agreement will be recognized as an adjustment to interest expense. At February 29, 2004, the balance on the notional amount stood at $5.0 million at an interest rate of 4.63%. The fair value of the swap at February 29, 2004 was a liability of $0.4 million. The swap agreement expires in 2006. If LIBOR rates decrease, interest payments received by Matrix will be reduced and the fair value of the swap liability will increase as a result.

Operations of Matrix used $0.7 million of cash for the nine months ended February 29, 2004 as compared with providing $12.4 million of cash for the nine months ended February 28, 2003, representing a decrease of approximately $13.1 million. The decrease was due primarily to increased working capital needs in the current year as compared to the prior year, partially offset by an increase in net income.

Capital expenditures during the nine months ended in February 29, 2004 totaled approximately $4.0 million. Of this amount, approximately $1.8 million was used for the purchase of construction equipment, fabrication equipment and small tools, and approximately $1.8 million was used for furniture, fixtures and office equipment, including computer hardware and software. The Company expects capital expenditures to be approximately $1.5 million during the fourth quarter of fiscal 2004.

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

It is Matrix’s intent to utilize these purchased treasury shares solely for the satisfaction of stock issuance under its 1990, 1991 and 2004 Incentive Stock Option Plans and its 1995 Nonemployee Director Stock Option Plan.

Matrix believes that its existing funds, amounts available for borrowing under its existing credit agreement, and cash generated by operations will be sufficient to meet the working capital needs through fiscal 2004 and for the foreseeable time thereafter unless significant expansions of operations not now planned are undertaken, in which case Matrix would need to arrange additional financing as a part of any such expansion.

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

Matrix has other fabrication operations in Catoosa, Oklahoma; Bristol, Bethlehem, and Holmes, Pennsylvania; Bellingham, Washington and Orange, California, which could subject the Company to environmental liability. It is unknown at this time if any such liability exists but based on the types of fabrication and other manufacturing activities performed at these facilities and the environmental monitoring undertaken, Matrix does not believe it has any material environmental liabilities at these locations.

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

Outlook

The business climate for capital work remains positive and inquiry levels are strong for “back end” technology projects, low sulfur gas/fuel and LNG opportunities. New tank construction inquiry levels have also been very good with backlogs reaching some of the highest levels ever at Matrix. We expect our volume of Repair and Maintenance work to increase with improving margins although tank repair and maintenance pricing remains very competitive. The turnaround schedule has firmed up which should produce better performance in the Repair and Maintenance Services segment in the fourth quarter of fiscal 2004. Overall profitability in the Construction Services segment will continue to be impacted by the last large power project being completed under old Hake contracts. Backlog for the Construction Services segment was $120.1 million at the end of the quarter. Although the recent volatility of steel prices is not expected to impact revenues or gross margins in the near term, the availability of steel could impact the timing of projects in the future. As a result of our overall assessment of the business, we still believe the lower end of our guidance of $0.75 to $0.82 for the full fiscal year is attainable. Revenue guidance has been increased to between $595 million and $605 million.

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

Forward-looking statements are subject to a number of uncertainties that could cause actual results to differ materially from any results projected, forecasted, estimated, or budgeted, including the following:

•	The timing and planning of maintenance projects at customer facilities in the refinery industry, which could cause adjustments for seasonal shifts in product and service demands and unfavorable comparisons in comparable periods from year to year.

•	The risk that Matrix may be required to pay material amounts for indemnity claims by customers for work performed for customers.

•	The risk that Matrix may not recover all or a material portion of costs and estimated earnings in excess of billings on uncompleted contracts.

•	The risk that Matrix may not recover all or a material portion of claims relating to change orders and contract disputes with its customers.

•	The risk that any or all of the matters described in Note 8 of Notes to Consolidated Financial Statements included herein may result in claims or amounts paid by Matrix in excess of its existing reserves, if any.

•	The risk that laws and regulations applicable to our customers may be changed in a manner that would reduce the need for services of the nature provided by Matrix.

•	Changes in general economic conditions, including inflation, in the United States.

•	Changes in laws and regulations to which Matrix is subject, including tax, environmental, and employment laws and regulations.

•	The ability of Matrix to recruit, train and retain management, including project supervisors with substantial experience.

•	The risks associated with the recent volatility of steel prices and the availability of adequate quantities of steel.

•	The cost and effects of legal and administrative claims and proceedings against Matrix or its subsidiaries.

•	Conditions of the capital markets Matrix utilizes to access capital to finance operations.

•	The ability to raise capital in a cost-effective way.

•	The effect of changes in accounting policies.

•	The ability to manage growth and to assimilate personnel and operations of acquired businesses, specifically related to the acquisition of the Hake Group of Companies.

•	The ability to control costs.

•	Severe weather, which could cause project delays and/or a decline in labor productivity.

•	Changes in foreign economies, currencies, laws, and regulations, especially in Canada where Matrix has made direct investments.

•	Political developments in foreign countries, especially in Canada where Matrix has made direct investments.

•	The need to develop a learning curve in bidding and managing projects in a new industry.

•	Technological developments, high levels of competition, lack of customer diversification, and general uncertainties of governmental regulation in the energy industry.

•	A downturn in the petroleum storage operations or hydrocarbon processing operations of the petroleum and refining industries.

•	Changes in the labor market conditions that could restrict the availability of workers or increase the cost of such labor.

•	The negative effects of a strike or work stoppage.

•	Exposure to construction hazards related to the use of heavy equipment with attendant significant risks of liability for personal injury and property damage.

•	The use of significant production estimates for determining percentage of completion on construction contracts could produce different results upon final determination of project scope.

•	The inherent inaccuracy of estimates used to project the timing and cost of exiting operations of non-core businesses.

•	The risk associated with a potential bankruptcy of a customer or subcontractor.

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

PART II

OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders:

A special meeting of stockholders was held in Tulsa, Oklahoma at 10:00 a.m. CST on Tuesday, March 23, 2004. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended.

Out of a total of 17,124,026 shares of the Company’s common stock outstanding and entitled to vote, 11,185,546 shares were present at the meeting in person or by proxy, representing approximately 65 percent. Matters voted upon at the meeting were as follows:

a.	The stockholders ratified and approved the adoption of the 2004 Stock Option Plan.

Number of Votes Cast
For	Against	Abstain	Broker Non-Votes
8,278,580	2,878,749	28,217	-0-

ITEM 6. Exhibits and Reports on Form 8-K:

Exhibit 31.1: Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2: Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1: Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO

Exhibit 32.2: Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO

Reports on Form 8-K: During the third quarter of fiscal 2004, a Form 8-K dated December 1, 2003 was filed pursuant to Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements and Exhibits), a Form 8-K dated January 8, 2004 was filed pursuant to Item 12 (Results of Operations and Financial Conditions) and a Form 8-K dated January 22, 2004 was filed pursuant to Item 5 (Other Events and Regulations FD Disclosure) and Item 7 (Financial Statements and Exhibits).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date: April 8, 2004	By:	Michael J. Hall
Michael J. Hall Vice President-Finance Chief Financial Officer signing on behalf of the registrant and as the registrant’s chief accounting officer.