Form 10-K
period 2004-05-31
MATRIX SERVICE CO
filed 2004-08-13
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2004

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

Common Stock, par value $0.01 per share

Preferred Share Purchase Rights

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Act).     Yes  ☒    No  ☐

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $265,850,581.

The number of shares of the registrant’s common stock outstanding as of August 11, 2004 was 17,284,326 shares.

Documents Incorporated by Reference

Certain sections of the registrant’s definitive proxy statement relating to the registrant’s 2004 annual meeting of stockholders, which definitive proxy statement will be filed within 120 days of the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

FORWARD-LOOKING STATEMENTS

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-K which address activities, events or developments which we expect, believe or anticipate will or may occur in the future are forward-looking statements. The words “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts” and similar expressions are also intended to identify forward-looking statements.

These forward-looking statements include, among others, such things as:

•	amounts and nature of future revenues from our construction and repair & maintenance segments;

•	the likely impact of new or existing regulations on the demand for our services; and

•	expansion and other development trends of the industries we serve.

These statements are based on certain assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	risk factors discussed in this Form 10-K and listed from time to time in our filings with the Securities and Exchange Commission;

•	general economic, market or business conditions;

•	changes in laws or regulations; and

•	other factors, most of which are beyond our control.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. We assume no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.

BACKGROUND

Matrix Service Company and its subsidiaries provide construction services and repair and maintenance services principally to the power and petroleum related industries, which includes facilities for the generation (fossil, hydro, and nuclear) and transmission of power, petroleum refineries and petroleum and natural gas products storage, terminals and pipelines. We believe that we excel as a full-service contractor, providing our clients with superior service through qualified professionals, technical expertise, skilled craftsmen, and project management. Our construction services include turnkey projects, plant expansions/relocations, terminals/bulk storage facilities, new tank construction, heavy hauling, American Society of Mechanical Engineers (“ASME”) code work/welding, rigging, and millwrighting. Our repair and maintenance services include plant maintenance, turnaround services, outages, industrial cleaning, hydroblasting, substation and aboveground storage tank (AST) repair and maintenance.

We are headquartered in Tulsa, Oklahoma, with regional operating facilities located in Oklahoma, Texas, California, Michigan, Pennsylvania, Washington, Illinois and Delaware in the U.S, and Sarnia, Ontario, Canada. We were incorporated in the State of Delaware in 1989. Our principal executive offices are located at 10701 East Ute Street, Tulsa, Oklahoma 74116. Our telephone number is (918) 838-8822 and our fax number is (918) 838-8810. Unless the context otherwise requires, all references herein to “Matrix”, the “Company” or to “we”, “our” and “us”, are to Matrix Service Company and its subsidiaries including The Hake Group of Companies since the date of acquisition on March 7, 2003.

WEBSITE ACCESS TO REPORTS

Our public internet site is www.matrixservice.com. We make available free of charge through our internet site, via a link to Edgar Online, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

In addition, we currently make available on www.matrixservice.com our annual reports to stockholders. You will need to have the Adobe Acrobat Reader software on your computer to view these documents, which are in the .PDF format. If you do not have Adobe Acrobat, a link to Adobe Systems Incorporated’s internet site, from which you can download the software, is provided.

BUSINESS SEGMENTS

We are organized into two reportable segments - Construction Services and Repair & Maintenance Services. See Note 13 - Segment Information in the Notes to Consolidated Financial Statements for segment and geographic information.

We also provide bundled services where our two business segments combine to provide a combination of services to our customers. Customers use these services to expand their operation, improve operating efficiencies and to comply with stringent environmental and safety regulations.

CONSTRUCTION SERVICES

We provide turnkey and specialty construction services, primarily to the petroleum, power, petrochemical, terminal, pipeline, manufacturing and gas industries. These services include civil/structural, mechanical, piping, electrical and instrumentation, millwrighting, steel fabrication and erection, specialized heavy hauling and rigging and boiler work. In addition, we offer engineering, fabrication and construction of AST.

We build quality projects safely under demanding construction schedules, with an emphasis on exceeding our customers’ expectations. Depending on our customers’ requirements and project location, we can provide construction services on a union or merit shop basis.

We have fabrication facilities located on the East Coast, in the Midwest region of the U. S. and on the West Coast to better serve our customers. Construction of our 160,000 sq. ft. steel plate fabrication facility in Oklahoma in 2003 and our West Coast fabrication plant in California in 2002 significantly expanded our service capabilities and physical presence in the Midwest and on the West Coast. We provide pre-fabricated pipe spools and piping for both small and large bore piping, including alloy materials. Because we control the scheduling and sequencing of piping fabrication systems, we can deliver materials on a just-in-time basis, thereby greatly improving the efficiency of our mechanical systems construction as well as the inventory control needs of our customers.

As part of our tank services, we provide aluminum floating roofs, both full contact and pontoon skin types, floating roof seal systems and oil/water cover systems using our Allentech Division’s specialized fabrication facility and their construction expertise.

Construction Services performs small specialty work or bundled services on large, complex and schedule sensitive projects. From small to large projects, we strive to provide innovative thinking, well conceived planning and efficient and effective solutions based on many years of proven experience.

Construction Services Market Overview

We provide construction services to refineries, petrochemical plants, terminals, power plants, electrical substations, pipeline facilities, gas facilities and other large industrial complexes. We have many long-term relationships with our customers and much of our work is repeat business with these customers.

Construction for refinery projects offers the most compelling near term opportunities. The EPA has mandated that refiners who produce products for sale in the United States meet strict new requirements on the levels of sulfur in these products. By January 1, 2006, refiners must be able to produce gasoline that does not exceed an annual average sulfur content of 30 parts per million (ppm). By June 1, 2006, refiners must also be able to produce on-road diesel fuel that does not exceed 15-ppm annual average sulfur content. In addition, refiners must produce low sulfur diesel products for off-road vehicles by 2010. These mandates are required to be implemented by 2006. Although many of the low sulfur gasoline projects have been completed or are nearing completion, over the next two years spending on these projects is estimated to exceed $2 billion dollars.

The current U.S. refining industry utilization rate is between 90% and 95%. This rate varies by region as well as from variations in the short-term supply and demand in the market. If even a small percentage of refiners who currently have no clean fuels compliance plans decide to exit the refinery market, the downstream market for refinery products could suffer from supply shortages thereby resulting in expenditures for new plants or for expansion of existing facilities. We believe the consumer demand will also increase in the near future which will put additional pressure on refineries to supply product to meet higher demand. These indicators point to a continuing need for refiners to add capacity.

In the electric power industry, environmental upgrades to existing plants provide the most immediate area of opportunity for potential construction revenue. In 1998, the EPA mandated that 22 states implement plans to reduce nitrogen oxide (NOx) emissions in fossil fuel power plants. All of these facilities are located in the Eastern half of the United States. The technology to accomplish this involves the installation of Selective Catalytic Reduction (SCR) units at affected plants totaling more than 50,000 MW of installed power. Related construction will occur through 2010 with a total estimated expenditure of $10 billion for SCR units alone. In addition, the U.S. Congress is considering a “Clear Skies” initiative that is aimed at reducing sulfur dioxide (SOx) emissions from coal-fired power plants. This initiative involves the installation of Flu Gas Desulphurization (FGD) units at affected plants totaling more than 80,000 MW of installed power. We believe that this legislation, if enacted, has the potential to cause the industry to expend between $10 to $30 million for each installation. In parallel with these environmental regulations, rising natural gas prices have resulted in plans for new coal-fired generation and for the importation of liquid natural gas (LNG), which are expected to provide construction opportunities in the same time frame.

Currently, there are approximately 30 proposed LNG import terminals in North America, many of which will require large specialized cryogenic storage tanks, which Matrix can provide. To enhance our offering in this market, Matrix has signed a Collaboration Agreement with Mitsubishi Heavy Industries, Ltd., a world leader in LNG storage tanks.

We are positioned for other emerging markets primarily focusing on renewable energy programs. Such markets include ethanol production facilities and modification of infrastructure delivery systems. Until recently, most ethanol facilities were being developed in the Midwest corn-belt region, but recent state and federal incentives have enticed developers to look at constructing 40 to 50 million gallon-per-year facilities in the West and Northeast. Our turnkey capabilities and tank fabrication expertise positions us well for this developing market. Other renewable energy projects that present an immediate opportunity for our construction services are wind power facilities and pump storage hydroelectric plants. These are being built in numerous locations in both our merit shop and union areas.

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

We provide complete turnkey gas turbine and combined cycle power plant construction. We also provide tanks, stacks, ducting and turbine air inlet/outlet systems, substation and switch yard construction, back end technology installations (FGD and SCR) and retrofits, major nuclear equipment change outs, critical equipment hauling and setting and boiler installations to the utility sector.

We provide turnkey construction to refinery and other petrochemical facilities. These include boiler installations, clean fuel and scrubber expansions, refinery infrastructure work and smaller capital additions.

We are able to provide turnkey construction services to a wide variety of heavy manufacturing and industrial facilities. Pulp and paper, steel and auto manufacturing are examples of the types of facilities serviced. Matrix has performed major facility expansions and additions, new equipment installations and plant infrastructure upgrades.

Heavy Mechanical Installations

We perform all aspects of the heavy mechanical installation execution. Our background in equipment setting, specialized heavy hauling and rigging, equipment alignment, piping, instrumentation and boiler work gives us the multi-discipline craft resources necessary to complete the installation efficiently.

Electrical and Instrumentation Construction

We provide complete electrical construction services to our customers throughout the Northeast, including process control and instrumentation installation and fiber optic cabling for voice, data and video systems.

Civil, Concrete, Steel Erection and Structures

Our experience includes a complete range of construction services including heavy civil, concrete foundations, shoring, structural concrete and steel. Our work includes construction of the infrastructure required for industrial facilities, intricate structural/concrete foundations such as steam turbine pedestals, heavy industrial overhead crane facilities and industrial building steel fabrication and erection.

High Pressure Vessel, Boiler and Heater Erection and Code Welding

We erect new boilers as well as replacement boilers and can supply R, PP, S and U stamps for all work requiring ASME code stamp certification. We specialize in boiler tube repair, weld overlay and tube replacement usually during critical path or emergency situations. Our welding expertise includes all types of specialty, exotic and alloy welding. We can also provide vessel and pipe fabrication and modular skid construction for special projects. Our boiler experts also provide condenser and heat exchanger replacements in nuclear plants nationwide.

Retrofits, Expansions and Modernizations

Our experience and reputation were built upon a series of successful retrofit and expansion projects, including extensive work in existing “live” units and these activities remain an important component of our Construction Services.

Plant Dismantle and Equipment Relocation Services

We have the experience and talent to provide value engineering, plant development, scheduling, demolition, removal, coordination, transportation and installation for the relocation of existing plants and equipment.

Full Service Distribution, Terminal and Bulk Storage Services

Our extensive capabilities allow us to provide a full range of planning, design, construction and management services for all types of terminals and bulk storage of crude oil and refined products for aviation, rail, transit and marine facilities.

AST Construction

We design, fabricate and construct new ASTs to both petroleum and industrial standards and customer specifications. Clients require new tanks in conjunction with expansion plans, replacement of old or damaged tanks, storage for additional product lines and to meet environmental requirements and changes in population. We also design, fabricate and field erect new refrigerated and cryogenic liquefied gas storage tanks for the storage of ammonia, butane, carbon dioxide, ethane, methane, argon, nitrogen, oxygen, propane, liquid natural gas (LNG) and other products. These tanks are utilized by the chemical, petrochemical and gas industries.

Floating Roof and Seal Systems

Many ASTs are equipped with a floating roof and seal systems. The floating roof is required by environmental regulations to minimize vapor emissions and reduce fire hazard. A floating roof also prevents loss of stored petroleum products. The seal spans the gap between the rim of the floating roof and the tank wall. The seal prevents vapor emissions from an AST by creating a tight seal around the perimeter of the roof while still allowing movement of the roof and seal upward and downward with the level of stored product. In addition, our seal systems prevent substantially all rainwater from entering the product on open top floating roof tanks. Our seals are manufactured from a variety of materials designed for compatibility with specific petroleum products. All of the seals installed by us may be installed while the tank remains in service, which reduces the tank owners’ downtime, maintenance, cleaning and disposal costs.

Secondary Containment Systems and Leak Detection Systems

We construct a variety of secondary containment systems under or around ASTs according to our own design or the design provided by engineers or our customers. Secondary leak detection systems allow tank owners to detect leaks in the tanks at an early stage before groundwater contamination has occurred. In addition, the systems help to contain leakage until the tank can be repaired. The most common type of secondary containment system constructed involves installing a liner of high-density polyethylene, reinforced polyurethane or a layer of impervious clay under the steel tank bottom. The space between the liner and the new bottom is then filled with a layer of concrete or sand. A cathodic protection system may be installed between the liner and the new bottom to help control corrosion. Leak detection ports are installed between the liner and steel bottom to allow for visual inspection while the tank is in service. Over the last 15 years, a substantial number of AST owners have installed, and will continue to install, secondary containment and leak detection systems.

Fabrication

We operate five fabrication facilities located in Oklahoma, California and Pennsylvania. At the Tulsa Port of Catoosa, Oklahoma, we own and operate a fabrication facility located on 50 acres of leased land. This facility has the capacity to fabricate new tanks, new tank components and all maintenance, retrofit and repair parts including fixed roofs, floating roofs, seal assemblies, shell plate and tank appurtenances. The Tulsa Port of Catoosa fabrication facility also provides customized steel plate and pipe fabrication directly to customers for their erection. This facility is qualified to perform services on equipment that requires ASME Code Stamps. This fabrication includes ASME pressure vessels, stacks, ducting, heat exchangers, flare stacks and igniter tips. Fabrication includes carbon steels, stainless steels and specialty alloy materials. The facility has wide fabrication bays and high crane hook heights, enabling us to shop fabricate large products for industrial service applications. The Tulsa Port has transportation service via railroad and Mississippi River barge facilities in addition to the interstate highway system, making it economical to transport heavy loads of raw material and fabricated steel.

At Orange, California, we own land, buildings and the equipment used in the fabrication of tank components and all maintenance, retrofit and repair parts including fixed roofs, floating roofs and seals. The Orange facility is located close to the petroleum refining and petrochemical industry, which supplies the large population centers of the Western United States.

In Bristol, Pennsylvania, we lease land and buildings and own the equipment used in the fabrication of new tanks, new tank components, structural steel, all maintenance, retrofit and repair parts including fixed roofs, floating roofs, shell plate and tank appurtenances. The Bristol facility is located close to the petroleum refining and petrochemical industry, which supplies the large population center of the Northeastern United States.

At Bethlehem, Pennsylvania, we lease land and facilities and own equipment used to fabricate internal tank aluminum and stainless steel floating roofs, seal systems and API separator covers appurtenances. The Bethlehem facility has the capacity to fabricate new products or to provide repair and maintenance parts.

In Holmes, Pennsylvania, we own and operate a pipe and pressure vessel fabrication facility. The Holmes facility is ASME approved and U.A. labeled with “PP”, “R” and “U” stamps. Most exotic metals can be fabricated in this facility, which operates to support not only our work but is also used to fabricate pipe and pressure vessels for our customers.

REPAIR & MAINTENANCE SERVICES

Through our Repair & Maintenance Services segment, we provide routine, preventive and emergency-required maintenance of facilities and tanks as well as plant turnarounds, power outages and industrial cleaning. We believe that maintaining a daily maintenance workforce is imperative to efficient plant operations and has a positive impact on turnaround and other non-routine maintenance requirements.

We offer repair and maintenance services for entire plants and facilities or on single units or tanks. Our services can be provided for short durations or on multiple year contracts. We also offer maintenance for entire power and delivery systems, and on a national basis we offer maintenance for multiple refinery and terminal locations.

Depending on our customer’s requirements and project location, we can provide repair and maintenance on a union or merit shop basis.

A typical maintenance contract includes planning and scheduling; interfacing with the client’s computer/network system; and active participation in or development of reliability programs, including the development of performance metrics. These services, which generally include safety training, planning and implementation and Quality Assurance and Quality Control (QA/QC) management have received top industrial awards.

Matrix believes that an important factor to successful plant turnarounds and outages is effective and accurate planning and scheduling as well as up to date cost control. The planning and scheduling efforts for these projects begin well in advance of the scheduled shutdown/outage, but they set the stage for success. We have an integrated cost control system that enables us to provide costs by shift or by day. Our ability to recruit and maintain superior craft personnel has been the key to keeping projects on schedule and on budget, and is an integral part of our success. Our objective is to complete projects on time in a safe, professional manner while meeting the highest quality standards and codes.

Our Repair & Maintenance Services segment has 12 fully staffed and equipped locations throughout the United States and Canada. Each location houses operational and project management groups, plus safety and quality personnel. Close proximity to the customer allows us to provide superior service while developing a close relationship with our project groups. We believe that this approach facilitates improved communication and customer satisfaction.

We believe that Matrix is the largest aboveground storage tank repair & maintenance contractor in the United States. In response to environmental requirements for control of vapor emissions and leak containment, we have developed many unique designs and devices such as floating tank roofs, floating roof seal systems, tank double bottoms and liners, dike liners, valve covers and other products used on storage tanks.

The market is governed by strong industrial standards, codes, and regulations. With the teams that we have assembled, we believe that Matrix has the knowledge and experience to comply with all applicable specifications to ensure that all quality requirements are met or exceeded.

Repair & Maintenance Services Market Overview

According to the Oil and Gas Journal, the U.S. had 189 operating refineries at the beginning of 1985 and only 143 refineries in operation by the beginning of 2002. Yet despite the fact that there are fewer refineries, nameplate crude capacity has expanded. To ensure the operability, environmental compliance, efficiency and safety of their plants, refiners must either maintain, repair or replace process equipment, operating machinery and piping systems on a regular basis. Major maintenance and capital projects require the shutdown of an operating unit, or in some cases, the entire refinery. In addition to routine maintenance, numerous repair and capital improvement projects are undertaken during a turnaround. Depending on the type, utilization rate and operating efficiency of a refinery, turnarounds of a refinery unit typically occur at scheduled intervals ranging from six months to four years.

In 1985, the U.S. had the capacity to refine approximately 15.1 million barrels per day and by 2002 this figure had grown to 16.6 million barrels per day. Many factors created this increase in crude input refining capacity, including refinery expansion and debottlenecking. With the domestic increase in demand for refined product, domestic refineries are operating at high utilization rates. Generally, higher utilization rates mean more wear and tear on the processing units. With the consolidations and subsequent reductions in staff within the petroleum industry and the need for reliable maintenance either during the turnaround process or day-to-day maintenance, we believe more reliance for performance will be placed on service providers such as Matrix.

Matrix provides day-to-day maintenance including managing the maintenance force through reliability studies and other management tools. This continual effort to improve performance is in concert with the industry’s desire to reduce operating costs. We believe the day-to-day maintenance presence assists us in our effort to obtain turnaround work from the customer when the refinery periodically shuts down for major repairs.

Utilities and manufacturing concerns are also looking to outside contractors to either supplement existing maintenance staff or to take over maintenance responsibilities. In addition, the recent development of independent power plants presents a need for maintenance on the growing fleet of gas turbines, steam turbines, boilers and heat recovery steam generators (HRSG). Matrix is well positioned to provide this service. We have years of experience and many qualified supervisors and craftsmen that have worked in constructing and maintaining power and manufacturing facilities.

Repair & Maintenance Services Offerings and Products

Matrix provides its customers with a competitive range of services as outlined below.

Turnaround / Outage Services

Effective power outage and manufacturing plant shutdown and refinery turnaround management is achieved by a combination of factors. Over the years Matrix has successfully developed and implemented management requirements including:

•	Safety Management

•	Planning

•	Subcontractor Management

•	Scheduling

•	Cost Control

•	QA/QC Management

•	Experienced Supervisors

•	Teamwork

•	Quality Control

•	Inspection

Matrix utilizes the following Planning and Scheduling Software for turnarounds / outages:

•	Primavera Finest Hour

•	Primavera P3 for Windows

•	Primavera Suretrak for Windows

•	Teamwork (applicable modules)

•	Microsoft Project

•	CASP

•	TASC/MASC (Kurtz and Steel)

•	SP - Impower

Additional services include the following:

•	Heater/Boiler repair

•	Blinding

•	Towers

•	Vessels

•	Exchangers

•	Valves

•	Piping

•	Instrumentation

•	Electrical

•	Exchanger Slab Management

•	Fin Fan Retube and Repair

•	Cost Control

•	Subcontractor Management

•	QA/QC Services

•	Safety Professionals

•	Hydroblasting

•	Procurement

•	ASME Code Work

Maintenance Services

Matrix’s maintenance services include on-going, routine maintenance, in addition to providing “quick response” to emergency situations. We believe that not only is a skilled daily maintenance workforce imperative to successful plant operation, but it can have a very positive impact on turnaround and other “non-routine” maintenance requirements. We believe our most successful projects come from locations where we have more than a transient presence. In addition to the services listed above, our maintenance services include:

•	Daily Maintenance Management

•	Multi Craft Workforce

•	Pipe Fitting and Welding

•	Machinist/Millwright

•	Instrumentation

•	Electrical

•	Hydroblasting

•	Asbestos and Lead Abatement

•	Piping and Vessel Insulation

•	Marine Terminal Maintenance

•	Exchanger Extraction and Tube Repairs

•	Tower and Vessel Maintenance

•	Aboveground Storage Tank Maintenance

Among our maintenance achievements are the following:

•	Reductions in the number of maintenance personnel for our customers through the implementation of maintenance management systems and reliability based maintenance.

•	Maintenance productivity incentives.

•	Highly successful safety and quality programs.

AST Maintenance and Modification

Matrix derives a significant portion of its revenues from providing AST maintenance, repair and modification services. The principal services in this area involve the design, construction and installation of floating roof and seal assemblies, the design and construction of secondary containment systems (double bottoms) and the provision of a variety of services for underground and aboveground piping systems. The Company also installs, maintains and modifies tank appurtenances, including spiral stairways, platforms, water drain-off assemblies; roof drains, gauging systems, fire protection systems, rolling ladders and structural supports.

OTHER BUSINESS MATTERS

Customers and Marketing

Matrix derives a significant portion of its revenues from performing construction and repair & maintenance services for major integrated oil and power companies. Matrix also performs services for the independent petroleum refining and marketing companies, architectural and engineering firms, the food industry, general contractors and several major petrochemical companies. We sold our products and services to approximately 520 customers during fiscal 2004. In fiscal 2004, Dominion Resources, Inc. accounted for 32% of our consolidated revenues and 45% of Construction Services revenues. British Petroleum and Sunoco represented 20% and 13% of Repair and Maintenance Services revenues, respectively. The loss of any of these major customers could have a material adverse effect on the Company.

Matrix markets its services and products primarily through its marketing and business development personnel, senior professional staff and its operating management. The marketing personnel concentrate on developing new customers and assist management and staff with existing customers. We enjoy many preferred provider relationships with customers that award us work without competitive bidding through long-term agreements. In addition, we competitively bid many projects. Repair & Maintenance projects have a duration of one week to several months depending on work scope. Construction projects range from one week to three years.

Competition

Matrix competes with a large number of regional construction and maintenance companies and a number of national construction and maintenance companies in both the Construction Services and Repair & Maintenance Services segments. Competitors generally vary with the markets we serve with no competitors competing in all of the markets we serve or for all of the services that we provide. Competitors generally compete on a union shop or on a merit shop basis only. Contracts are generally awarded based on price, customer satisfaction, safety record and programs, quality and schedule compliance. We believe that our turnkey capability, expertise, experience and reputation for providing safe and timely quality services allow us to compete effectively.

Backlog

At May 31, 2004, the Construction Services segment had estimated backlog of work under contracts of approximately $86 million, as compared with an estimated backlog of approximately $187 million as of May 31, 2003. The decrease resulted from large power projects in process at May 31, 2003 that were substantially completed in fiscal 2004. The estimated backlog at May 31, 2004 for the Repair & Maintenance Services segment was approximately $15 million, as compared to $20 million at May 31, 2003. Subsequently, the Construction Services segment backlog has increased to $119 million and the Repairs & Maintenance Services segment backlog has increased to $19 million as of August 10, 2004.

Virtually all of the projects comprising this backlog are expected to be completed within fiscal year 2005. Because many of our contracts are performed within short time periods after receipt of an order and as backlog amounts exclude signed time and materials contracts, we do not believe that our level of backlog is a meaningful indicator of our sales activity.

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

Raw Material Sources and Availability

Steel and steel pipe are the primary raw materials used by our Construction Services and Repair & Maintenance Services segments. Supplies of these materials are available throughout the United States. We do not anticipate being unable to obtain adequate amounts of these materials in the foreseeable future. However, the availability and pricing of these materials could change significantly due to various factors, including producer capacity, the level of foreign imports, demand for the materials, tariffs on imported steel and other market conditions.

Insurance

Matrix maintains workers’ compensation insurance, with statutory limits, general liability insurance and auto liability insurance in the primary amount of $1.0 million; contractor’s pollution liability insurance in the amount of $5.0 million; and pollution legal liability for owned and leased properties in the amount of $2.0 million. The Company has deductibles or self-insured retentions for owned and leased properties in the amount of $250,000, $100,000, $0, $25,000 and $25,000, respectively. Matrix also maintains an umbrella policy with coverage limits of $25.0 million per project, policies to cover our equipment and other property with coverage limits of $16.0 million per occurrence, and policies for construction with coverage limits of $10.0 million per project. Most of our policies provide for coverage on an occurrence basis rather than a “claims made” basis. Matrix maintains a performance and payment bonding line of $150.0 million. The Company also maintains professional liability insurance and a key-man life insurance policy covering our current CEO.

Many of our contracts require us to indemnify our customers for injury, damage or loss arising from the performance of our services and provide for warranties of materials and workmanship. Matrix generally requires its subcontractors to defend and indemnify Matrix and name Matrix and our customer as additional insured parties for any loss or alleged loss arising out of the subcontractor’s activities. There can be no assurance that our insurance and the additional insurance coverage provided by our subcontractors will protect us against a valid claim of loss under the contracts with our customers.

Employees

As of May 31, 2004, we employed 2,535 employees of which 300 were employed in non-field positions and 2,235 in field or shop positions. Throughout fiscal year 2004, we employed a total of 6,130 employees in field or shop positions who worked on a project-by-project basis.

As of May 31, 2004, 835 of the 2,235 field or shop employees were represented by unions under collective bargaining agreements. We operate under collective bargaining agreements with various unions representing different groups of our employees. These agreements provide the union employees with benefits including health and welfare plans, pension plans, training programs and compensation plans.

Matrix has not experienced any significant strikes or work stoppages. We believe that our relationship with our employees is excellent.

Patents and Proprietary Technology

Matrix holds a number of United States patents and one United Kingdom patent under the Flex-A-Span ® trademark which covers a peripheral seal for floating roof tank covers. One of our U.S. patents covers our ThermoStor ® diffuser system that receives, stores and dispenses both chilled and warm water in and from the same storage tank. The ThermoStor ® patent expires in March 2010. We also have patented the RS 1000 Tank Mixer ® which controls sludge build-up in crude oil tanks through resuspension. The RS 1000 Tank Mixer ® patent expires in August 2012. We have a patent on our Flex-A-Swivel ®, a swivel joint for floating roof drain systems. This United States Patent expires in March 2016. We also hold a United States patent that expires in June 2008 under the Flex-A-Seal ® trademark, which covers a seal for floating tank covers.

Matrix holds a United States patent, which covers a flexible fluid containment system marketed as the Valve Shield ®. The Valve Shield ® captures and contains fluid leaking from pipe and valve connections. The Valve Shield ® patent expires in December 2017. We also hold two patents in the United States and numerous foreign countries covering a perimeter seal for internal aluminum floating roofs and a full contact floating roof. The United States patents expire in May 2013 and May 2015, respectively. Both the Construction Services and Repair & Maintenance Services segments utilize these patents; and while we believe that the protection of our patents is important to our business, we do not believe that these patents are essential to the success of Matrix.

Regulation

Various environmental protection laws have been enacted and amended during the past 30 years in response to public concern over the environment. Our operations and the operations of our customers are subject to these evolving laws and the related regulations, which are enforced by the EPA and various other federal, state and local environmental, safety and health agencies. We believe that our current operations are in material compliance with such laws and regulations; however, there can be no assurance that significant costs and liabilities will not be incurred due to increasingly stringent environmental restrictions and limitations. Historically, however, the cost of measures taken to comply with these laws has not had a material adverse effect on the financial condition of Matrix. In fact, the proliferation of such laws has led to an increase in the demand for some of our products and services. A discussion of the principal environmental laws affecting Matrix and its customers is set forth below.

Air Emissions Requirements

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

Amendments to the federal Clean Air Act adopted in 1990 require, among other things, that refineries produce cleaner burning fuel for use in U.S. motor vehicles. Included in these regulations are specifications for the amount of sulfur present in motor gasoline and diesel fuel. By mid 2006 most gasoline and on-road diesel fuel sold in the United States must meet these stringent requirements. Furthermore, off-road diesel fuel specifications must meet strict new sulfur requirements by 2010. In order to meet these specifications U.S. refiners will need to expend substantial capital dollars for upgrades and new equipment.

Another element of the Clean Air Act Amendments of 1990 is the need for refiners to produce reformulated gasoline (Tier 2 gasoline) for many areas of the country where volatile organic compounds exceed prescribed limits. Many U.S refiners elected to meet these specifications by blending the chemical Methyl Tertiary Butyl Ether (MTBE) with gasoline. Over the past few years many states throughout the country have found that MTBE is contaminating groundwater and is possibly toxic. A few of these states, California and New York among them, have outlawed the use of MTBE and have substituted ethanol in its place. Ethanol is a chemical derived from celulosic material, primarily corn. The production of ethanol from corn has been around for many years and has been used to augment motor vehicle fuel, primarily in the Midwestern section of the U.S. As the number of states outlawing the use of MTBE increases, the production of ethanol will need to increase. In addition, existing fuel distribution facilities will need to be modified since the blending requirements for ethanol are different than those for MTBE. Both of these areas are a core strength of Matrix and should provide substantial business opportunities.

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

Water Protection Regulations

Protection of groundwater and other water resources from spills and leakage of hydrocarbons and hazardous substances from storage tanks and pipelines has become a subject of increasing legislative and regulatory attention, including releases from ASTs. Under Federal Water Pollution Control Act regulations, owners of most ASTs are required to prepare spill prevention, control and countermeasure (“SPCC”) plans detailing steps that have been taken to prevent and respond to spills and to provide secondary containment for the AST to prevent contamination of soil and groundwater. These plans are also subject to review by the EPA, which has authority to inspect covered ASTs to determine compliance with SPCC requirements. Various states have also enacted groundwater legislation that has materially affected owners and operators of petroleum storage tanks. The adoption of such laws has prompted many companies to install double bottoms on their storage tanks to lessen the chance that their facilities will discharge or release regulated chemicals. State statutes regarding protection of water resources have also induced many petroleum companies to excavate product pipelines located in or near marketing terminals, to elevate the pipelines aboveground and to install leak detection systems under the pipelines. These laws and regulations have generally led to an increase in the demand for some of the Company’s products and services.

In the event hydrocarbons are spilled or leaked into groundwater or surface water from an AST that the Company has constructed or repaired, the Company could be subject to lawsuits involving such spill or leak. To date, the Company has not suffered a material loss resulting from such litigation.

Hazardous Waste Regulations

The Resource Conservation and Recovery Act of 1976 (“RCRA”) provides a comprehensive framework for the regulation of generators and transporters of hazardous waste, as well as persons engaged in the treatment, storage and disposal of hazardous waste. Under state and federal regulations, many generators of hazardous waste are required to comply with a number of requirements, including the identification of such wastes, strict labeling and storage standards and preparation of a manifest before the waste is shipped off site. Moreover, facilities that treat, store or dispose of hazardous waste must obtain a RCRA permit from the EPA, or equivalent state agency, and must comply with certain operating, financial responsibility and site closure requirements.

In 1990, the EPA issued its Toxicity Characteristic Leaching Procedure (“TCLP”) regulations. Under the TCLP regulations, which have been amended from time to time, wastes containing prescribed levels of any one of several identified substances, including organic materials found in refinery wastes and waste-waters (such as benzene), will be characterized as “hazardous” for RCRA purposes. As a result, some owners and operators of facilities that produce hazardous wastes are being required to make modifications to their facilities or operations in order to remain outside the regulatory framework or to come into compliance with the Subtitle C requirements. Many petroleum refining, production, transportation and marketing facilities are choosing to replace existing surface impoundments with storage tanks and to equip certain of the remaining impoundments with secondary containment systems and double liners. Accordingly, the Company believes that the promulgation of the TCLP regulations will continue to have a positive impact on its tank construction and modification business.

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

CERCLA

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

Oil Pollution Act

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

Health and Safety Regulations

The operations of the Company are subject to the requirements of the Occupational Safety and Health Act (“OSHA”) and comparable state laws. Regulations promulgated under OSHA by the Department of Labor require employers of persons in the refining and petrochemical industries, including independent contractors, to implement work practices, medical surveillance systems and personnel protection programs in order to protect employees from workplace hazards and exposure to hazardous chemicals. In recognition of the potential for catastrophic accidents within refining and petrochemical facilities, OSHA has enacted very strict and comprehensive safety regulations. Regulations such as OSHA’s Process Safety Management (PSM) standard require facility owners and their contractors to ensure that their employees are adequately trained regarding safe work practices and informed of known potential hazards. The Company has established comprehensive programs for complying with health and safety regulations. While the Company believes that it operates safely and prudently, there can be no assurance that accidents will not occur or that the Company will not incur substantial liability in connection with the operation of its business.

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

In connection with our sale of Brown and affiliated entities in 1999, environmental assessments identified a number of deficiencies relating to storm water permitting, air permitting, asbestos, soil and water contamination and waste handling and disposal. Appropriate State of Georgia agencies were notified and corrective actions initiated. The remediation was substantially completed during fiscal 2003.

Matrix has fabrication operations in Catoosa, Oklahoma; Bristol, Bethlehem and Holmes, Pennsylvania and Orange, California, which could subject the Company to environmental liability. It is unknown at this time if any such liability exists but based on the types of fabrication and other manufacturing activities performed at these facilities and the environmental monitoring that we undertake, Matrix does not believe it has any material environmental liabilities at these locations. Matrix has purchased pollution liability insurance with $2.0 million of coverage per occurrence.

Matrix builds ASTs and performs maintenance and repairs on existing ASTs. A defect in the manufacturing of new tanks or faulty repair and maintenance on an existing tank could result in an environmental liability if the product stored in the tank leaked and contaminated the environment. Matrix currently has liability insurance with pollution coverage of $5.0 million, but the amount could be insufficient to cover a major claim.

RISK FACTORS

The nature of our business activities and operations subjects us to a number of risks and uncertainties. If any of the events described below were to occur, they could have a material adverse effect on our business, financial condition and operating results.

Risks Relating To Our Business

Demand for our products and services is cyclical and is vulnerable to downturns in the industries and markets which we serve as well as conditions in the general economy.

The demand for our products and services depends significantly upon the existence of construction and repair and maintenance projects in the power and petroleum related industries in the United States and Canada. These projects may relate to power generation and transmission facilities, petroleum refineries and petroleum and natural gas products storage facilities, terminals and pipelines. Together, these industries accounted for approximately 97%, 98% and 99% of our total revenues for our fiscal years ended May 31, 2004, 2003 and 2002, respectively. Power industry related revenues account for approximately 55% of total revenues for fiscal year ended May 31, 2004, as compared to approximately 24% in fiscal year 2003, primarily due to large power projects performed during 2004.

These markets historically have been, and likely will continue to be, cyclical in nature and vulnerable to general downturns in the United States and Canadian economies, which could adversely affect the demand for our products and services. Occasionally, the timing of the demand for our products and services in certain of these markets, such as power generation facilities and petroleum refineries, can also be adversely affected during periods of strong economic growth as customers may postpone closing their facilities for maintenance, repair, turnaround or expansion projects while demand for their products remains high.

As a consequence of these and other factors, our results of operations have varied and are likely to continue to vary significantly depending on the demand for future projects from these industries.

Our results of operations depend upon the award of new contracts and the timing of those awards.

Our revenues are derived primarily from contracts awarded to us on a project-by-project basis. Generally, it is very difficult to predict whether and when we will be awarded a new contract since each potential contract typically involves a lengthy and complex bidding and selection process that may be affected by a number of factors, including changes in existing or assumed market conditions, financing arrangements, governmental approvals and environmental matters. Because our revenues are derived primarily from these contracts, our results of operations and cash flows can fluctuate materially from period to period depending on the timing of contract awards.

Uncertainties associated with the timing of contract awards also can increase our cost of doing business. For example, we may decide to maintain and bear the cost of a workforce in excess of our current contract needs in anticipation of future contract awards. If an expected contract award is delayed or not received, we could incur costs in maintaining an idle workforce that may have a material adverse effect on our results of operations.

The terms of our contracts could expose us to absorbing unforeseen costs and costs not within our control, which may not be recoverable and could adversely affect our business and financial results.

While the percentages may vary from period to period, over the long term, approximately 50% of our revenues have been derived from fixed-price contracts and 50% from cost-plus contracts. We expect this ratio to continue. Under fixed-price contracts, we agree to perform the contract for a fixed-price and, as a result, can realize our expected profit or improve our profit from superior contract execution, productivity, worker safety and other factors resulting in costs savings. However, we may incur cost over-runs above the approved contract price, which may not be recoverable. Under certain incentive fixed-price contracts, we share with the customer any savings we are able to generate up to a negotiated or target ceiling. When costs exceed the negotiated ceiling price, we may be required to absorb some or all of the cost over-runs.

Fixed-price contract prices are established based in large part upon estimates and assumptions relating to project scope and specifications. These estimates and assumptions may prove inaccurate or conditions may change, sometimes due to factors not within our control, resulting in cost over-runs that could have a material adverse effect on our business, financial condition and results of our operations. In addition, our profits from these contracts could decrease and we could experience losses if we incur difficulties in performing the contracts or are unable to secure fixed-pricing commitments from our manufacturers, suppliers and subcontractors at the time we enter into fixed-price contracts with our customers.

Under cost-plus contracts, we perform our services for agreed upon reimbursable costs and labor rates plus a profit, where the profit either is expressed as a percentage of our costs actually incurred for reimbursables and labor or is factored into the labor rate quoted in the contract. Some cost-plus contracts provide for the customer’s review of the accounting and cost control systems used by us to calculate these labor rates and to verify the accuracy of the reimbursable costs invoiced. These reviews could result in reductions in amounts previously billed to the customer and in an adjustment to amounts previously reported by us as our profit on the contract.

Many of our contracts require us to satisfy specified progress milestones or performance standards in order to receive payment for the work completed or the equipment or supplies procured prior to achieving the applicable milestone or standard. As a result of these types of arrangements, we may incur significant costs or perform significant amounts of services prior to receipt of payment. If the customer decides not to complete the project or if the customer defaults on its payment obligations, we may be unable to collect payment of amounts due to us for costs previously incurred or for amounts previously expended to purchase equipment or supplies. In addition, we may incur costs or penalties to our subcontractors and suppliers in canceling our commitments to them.

Many of our customers for power generation projects are project-specific entities that do not have significant assets other than their interests in the project and the creditworthiness of their parent entity, which typically guarantees the obligations of the project-specific entity. It may be difficult for us to collect amounts owed to us by these customers and their more creditworthy parent company. If we are unable to collect amounts owed to us for these matters, we may be required to record a charge against previously recognized earnings related to the project and our liquidity and financial condition could be adversely affected.

We may encounter difficulties during the course of performing our contracts that may result in additional costs to us and reductions in our revenues and earnings that could have an adverse effect upon our financial results.

Many of our construction and repair and maintenance projects are performed over extended periods of time and often involve complex design and engineering specifications. These projects often require us to provide extensive project management, obtain machinery, equipment, materials and services from third parties or the customer and incur increased costs related to changes in project scope. We may encounter difficulties in obtaining these products and services on a timely basis. In some cases, these third-party products may not perform as expected or the services delivered may not meet contract specifications. These performance failures and other factors, some of which are beyond our control, may result in delays and additional costs to us including, in some cases, the cost of procuring alternate product or service providers, which may adversely impact our ability to complete a project on budget and in accordance with the original delivery schedule. To the extent these and the other matters referred to in the next paragraph arise, we may seek to recover from the responsible party any increased costs incurred by us.

In certain circumstances, we guarantee project completion or achievement of certain acceptance and performance testing levels by a scheduled date. Failure to meet schedule or performance requirements could result in additional costs to us, including the payment of contractually agreed liquidated damages. The amount of such additional costs could exceed our profit margins on the project. While we may seek to recover these amounts as claims from the supplier, vendor, subcontractor or other third party responsible for the delay or for providing non-conforming products or services, we cannot assure you that we will recover all or any part of these costs in all circumstances. Performance problems for existing and future projects could cause our actual results of operations to differ materially from those anticipated by us and could damage our reputation within our industry and our customer base.

Our use of percentage-of-completion accounting for fixed-price contracts and our reporting of profits for cost-plus contracts prior to contract completion could result in a reduction or elimination of previously reported profits.

A material portion of our revenues are recognized using the percentage-of-completion method of accounting. The percentage-of-completion accounting practices that we use result in our recognizing fixed-price contract revenues and earnings ratably over the contract term in the proportion that our actual costs bear to our estimated contract costs. The earnings or losses recognized on individual fixed-price contracts are based on estimates of contract revenues, costs and profitability. We review our estimates of contract revenues, costs and profitability on an on-going basis. Prior to contract completion, we may adjust our estimates on one or more occasions as a result of change orders to the original contract, collection disputes with the customer on amounts invoiced or claims against the customer for increased costs incurred by us due to customer-induced delays and other factors.

Contract losses are recognized in the fiscal period when the loss is determined. Contract profit estimates are also adjusted in the fiscal period in which it is determined that an adjustment is required. No restatements are made to prior periods. Further, a number of our contracts contain various cost and performance incentives and penalties that impact the earnings we realize from our contracts, and adjustments related to these incentives and penalties are recorded in the period when estimable or finalized, which is generally during the latter stages of the contract.

As a result of the requirements of the percentage-of-completion method of accounting, the possibility exists, for example, that we could have estimated and reported a profit on a contract over several prior periods and later determined, usually near contract completion, that all or a portion of such previously estimated and reported profits were overstated. If this occurs, the full aggregate amount of the overstatement will be reported for the period in which such determination is made, thereby eliminating all or a portion of any profits from other contracts that would have otherwise been reported in such period or even resulting in a loss being reported for such period.

Our financial loss exposure on cost-plus contracts is generally limited to a portion of our profit on the contract. However, it is possible that the customer could successfully dispute the costs we believe we incurred on the contract or assert that our costs were excessive for reasons such as poor project management or labor productivity. In addition, some cost-plus contracts contain penalty provisions which require us to pay amounts to the customer for failure to achieve certain milestones or performance standards. To the extent we are not able to recover the full amount of our costs under a cost-plus contract, including as a result of payments by us under contract penalty provisions, there would be a reduction, or possibly an elimination, of previously recognized and reported earnings. In certain circumstances it is possible that such adjustments could be material to our operating results.

We may incur significant costs in providing services in excess of original project scope without having an approved change order.

After commencement of a contract, we may perform, without the benefit of an approved change order from the customer, additional services requested by the customer for services that were not contemplated in our contract bid due to a change of mind by the customer or to incomplete or inaccurate engineering, project specifications and other similar information provided to us by the customer. Our construction contracts generally require the customer to compensate us for additional work or expenses incurred under these circumstances.

A failure to obtain adequate compensation for these matters could require us to record in the current period an adjustment to revenue and profit recognized in prior periods under the percentage-of-completion accounting method. Any such adjustments, if substantial, could have a material adverse effect on our results of operations and financial condition, particularly for the period in which such adjustments are made. While we believe that our success in obtaining mutually satisfactory approved change orders from our customers has been comparable to the experience of our competitors, we cannot assure you that we will be successful in obtaining, through negotiation, arbitration, litigation or otherwise, approved change orders from customers to pay us amounts adequate to compensate us for our additional work or expenses.

Actual results could differ from the estimates and assumptions that we use to prepare our financial statements.

To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions, as of the date of the financial statements, which affect the reported values of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimation by our management include:

•	contract expenses and profits and application of percentage-of-completion accounting;

•	costs and estimated earnings in excess of billings on uncompleted contracts;

•	provisions for uncollectible receivables and other collection disputes with customers for invoiced amounts;

•	the amount and collectibility of claims against customers, third-party suppliers, subcontractors and others for increased costs incurred by us that were caused by the actions or inactions of these parties, such as increased costs due to delays in their performance or to the failure of machinery, equipment and supplies to perform to agreed specifications;

•	provisions for income taxes and related valuation allowances;

•	recoverability of goodwill;

•	valuation of assets acquired and liabilities assumed in connection with business combinations; and

•	accruals for estimated liabilities, including litigation and insurance reserves.

Our actual results could differ from these estimates.

If we are unable to attract and retain qualified personnel, and in particular, project managers, our ability to manage the performance of our contracts and our business will be harmed, which would impair our future revenues and profitability.

Our ability to attract and retain qualified engineers, skilled craftsmen and other experienced professional personnel in accordance with our needs will be an important factor in determining our future profitability. The market for these professionals is competitive and the supply extremely limited, and we cannot assure you that we will be successful in our efforts to retain these personnel or to attract them when needed. Therefore, when we anticipate or experience growing demand for our services and those of our competitors, we may incur the cost of maintaining a professional staff in excess of our current contract needs in an effort to have available sufficient qualified personnel to address this anticipated demand.

Competent and experienced project managers are especially critical to the profitable performance of our contracts, and in particular, on our fixed-price contracts where superior execution of the contract can result in profits greater than originally estimated or where inferior contract execution can reduce or eliminate estimated profits or even produce a loss. Our project managers are involved in all aspects of contracting and contract performance including, among other things:

•	supervising the bidding process, including providing estimates of significant cost components such as material and equipment needs and the size and composition of the workforce;

•	negotiating contracts;

•	supervising contract performance, including performance by our employees, subcontractors and other third party suppliers and vendors;

•	determining the percentage of contract completion that is used by us to estimate amounts that can be reported as revenues and earnings on the contract under the percentage-of-completion method of accounting;

•	negotiating requests for change orders and the final terms of an approved change order; and

•	determining and documenting claims by us for increased costs incurred due to the failure of customers, subcontractors and other third-party suppliers of equipment and materials to perform on a timely basis and in accordance with contract terms.

If we must write off a significant amount of intangible assets, our earnings will be negatively impacted.

Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $49.7 million, or 22.4% of our total assets, as of May 31, 2004. If we make additional acquisitions, it is likely that we will record additional intangible assets. A determination that a significant impairment has occurred in the value of our unamortized intangible assets could require us to write off a substantial portion of our assets. Such a write-off could materially adversely affect our financial condition and results of operations.

We are and will continue to be involved in litigation, which will increase our costs and if adversely determined, could have a material adverse effect on our financial condition or results of operations.

We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with the operation of our business and other matters. These are typically actions that arise in the normal course of our performing services on construction sites, including employment-related claims, claims for personal injury and claims for property damage. We may also be a plaintiff or a defendant in contractual disputes with customers, suppliers and subcontractors that normally involve payment and collection disputes and claims relating to the timeliness of performance and the quality and performance of equipment, materials, design or other services provided by us or our subcontractors and third-party suppliers. We maintain insurance against operating hazards in amounts that we believe are customary in our industry. However, our insurance has deductibles and exclusions of coverage so we cannot provide assurance that we are adequately insured against all the types of risks that are associated with the conduct of our business. If litigation were to arise, regardless of its outcome, it could result in substantial expense to us, significantly divert the efforts of our management and disrupt or otherwise severely impact our relationships with current or potential customers. A successful claim brought against us in excess of, or outside of, our insurance coverage could have a material adverse effect on our financial condition and results of operations. In addition to legal costs in connection with litigation involving payment and collection disputes with customers, we would incur interest costs resulting from drawing higher levels of debt under our revolving line of credit due to the failure to receive payment for disputed claims and accounts.

Our projects expose us to potential professional liability, product liability, warranty and other claims, which could be expensive, damage our reputation and harm our business. We may not be able to obtain or maintain adequate insurance to cover these claims.

We construct, perform services at and, to a lesser extent, engineer large industrial facilities in which accidents or system failures can be disastrous. Any catastrophic occurrence in excess of our insurance limits at locations engineered or constructed by us or where our products are installed or services performed could result in significant professional liability, product liability, warranty and other claims against us by our customers, including claims for cost over-runs and the failure of the project to meet contractually specified milestones or performance standards. Further, the rendering of our services on these projects could expose us to risks to, and claims by, third parties and governmental agencies for personal injuries, property damage and environmental matters, among others. Any claim, regardless of its merit or eventual outcome, could result in substantial costs to us, a substantial diversion of management’s attention and adverse publicity, particularly for claims relating to environmental matters where the amount of the claim could be extremely large. We may not be able to obtain or maintain adequate protection against the types of claims described above. Insurance coverage is increasingly expensive. If we are unable to obtain insurance at acceptable cost or otherwise protect against the claims described above, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position.

We are susceptible to adverse weather conditions in our regions of operation, which may harm our business and financial results.

Our business may be adversely affected by severe weather, particularly in the Northeastern, East Coast and Midwest regions of the United States where we have significant operations. Repercussions of severe weather conditions may include:

•	curtailment of services;

•	suspension of operations;

•	weather related damage to our facilities;

•	inability to deliver machinery, equipment and materials to jobsites in accordance with contract schedules; and

•	loss of productivity.

Adverse events could negatively affect our liquidity position.

We cannot assure you that we will have sufficient liquidity or the credit capacity to meet all of our cash needs if we encounter significant working capital requirements, including the requirement to carry our costs included in uncollected accounts receivable, collection disputes, claims for increased costs caused by others, unapproved change orders and costs incurred in excess of contract billings.

Insufficient liquidity could have important consequences to us. For example, we could:

•	have reduced operating flexibility due to restrictions which could be imposed by our creditors, including restrictions on incurring additional debt, creating liens on our properties and paying cash dividends;

•	have less success in obtaining new work if our sureties or our lenders were to limit our ability to provide new performance bonds or letters of credit for our projects;

•	be required to dedicate a substantial portion of cash flows from operations to the repayment of debt and the interest associated with that debt, particularly in the event of significant increases in interest rates as a substantial amount of our debt is at floating rates;

•	fail to comply with the terms of our credit facility, which could result in our creditors requiring accelerated payment of our obligations;

•	lose the services of our skilled craftsmen and other experienced professionals;

•	be restricted in our ability to bid for new work that would require significant up-front expenditures for mobilization, equipment and raw materials; and

•	experience difficulty in financing future acquisitions and/or continuing operations.

All or any of these consequences could place us at a disadvantage as compared with competitors with greater liquidity. This could have a negative impact upon our financial condition and results of operations.

See the Financial Condition & Liquidity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of the Company’s current liquidity position.

Work stoppages and other labor problems could adversely affect us.

Some of our employees in the United States are represented by labor unions. A lengthy strike or other work stoppage on any of our projects could have a material adverse effect on our business and results of operations due to an inability to complete contracted projects in a timely manner. From time to time we have also experienced attempts to unionize certain of our non-union employees. While these efforts have achieved only limited success to date, we cannot provide any assurance that we will not experience additional and more successful union activity in the future.

We may incur unexpected liabilities associated with our acquisition of the Hake Group, Inc.

In March 2003, we acquired all of the capital stock of Hake Group, Inc. and its subsidiaries. Pursuant to the acquisition agreement, the former shareholders of Hake Group, Inc. indemnified us against certain liabilities related to the ownership and operation of the business prior to our acquisition. A portion of the acquisition purchase price consisted of promissory notes in the aggregate principal amount of $10 million which serve as collateral for the indemnification obligations of the former Hake Group shareholders. These notes are payable in increasing annual installments over five years which, in turn, gradually reduces the amount of collateral remaining to secure any indemnification claims. Subsequent to the acquisition date, the note was reduced to $9.2 million as a result of working capital adjustments. In March 2004, the first installment of $0.8 million was paid reducing the remaining future obligation to $8.4 million. We cannot assure you that the remaining outstanding principal amount of these notes will be adequate to cover any valid indemnification claims or any exposure related to the indemnified liabilities.

There are integration and consolidation risks associated with our growth strategy. Future acquisitions may also result in significant transaction expenses and risks associated with entering new markets and we may be unable to profitably operate our business.

An aspect of our growth strategy has been, and continues to be, to grow through acquisitions. Our objective is to pursue strategic acquisitions in markets where we currently operate as well as in markets in which we have not previously operated. We may have difficulties identifying attractive acquisition candidates or we may be unable to acquire desired businesses on economically acceptable terms. Additionally, existing or future competitors may desire to compete with us for acquisition candidates that may have the effect of increasing acquisition costs or reducing the number of suitable acquisition candidates. We may not have the financial resources necessary to consummate any acquisitions or the ability to obtain the necessary funds on satisfactory terms. Any future acquisitions may result in significant transaction expenses and risks associated with entering new markets in addition to the integration and consolidation risks described above. We may not have sufficient management, financial and other resources to integrate future acquisitions. In the event we are unable to complete future strategic acquisitions, we may not grow in accordance with our expectations.

If we make any future acquisitions, we likely will have exposure to third parties for liabilities of the acquired business that may or may not be adequately covered by insurance or by indemnification, if any, from the former owners of the acquired business. Any of these unexpected liabilities could have a material adverse effect on us.

The loss of one or a few of our significant customers could adversely affect us.

Due to the size of one or more of our repair and maintenance and construction services contracts, one or a few clients have in the past and may in the future contribute a material portion of our consolidated revenues in any one-year. Because these significant customers generally contract with us for specific projects, we may lose these customers from year to year as their projects with us are completed. If we do not replace them with other customers or other projects, our financial condition and results of operations could be materially adversely affected. Additionally, we have long-standing relationships with many significant customers. However, our contracts with these customers are on a project-by-project basis, and these customers may unilaterally reduce or discontinue their use of our services at any time. The loss of business from any one of these customers could have a material adverse effect on our business or results of operations.

Environmental factors and changes in laws and regulations could increase our costs and liabilities.

Our operations are subject to environmental laws and regulations, including those concerning:

•	emissions into the air;

•	discharges into waterways;

•	generation, storage, handling, treatment and disposal of hazardous materials and wastes; and

•	health and safety.

Our projects often involve highly regulated materials, including hazardous wastes. Environmental laws and regulations generally impose limitations and standards for regulated materials and require us to obtain permits and comply with various other requirements. The improper characterization, handling, or disposal of regulated materials or any other failure by us to comply with federal, state and local environmental laws and regulations or associated environmental permits could subject us to the assessment of administrative, civil, and criminal penalties, the imposition of investigatory or remedial obligations, or the issuance of injunctions that could restrict or prevent our ability to operate our business and complete contracted projects.

In addition, under CERCLA and comparable state laws, we may be required to investigate and remediate regulated materials. CERCLA and these comparable state laws typically impose liability without regard to whether a company knew of or caused the release, and liability for the entire cost of a clean-up can be imposed upon any responsible party.

The environmental, workplace, employment and health and safety laws and regulations, among others, to which we are subject are complex, change frequently and could become more stringent in the future. It is impossible to predict the effect of any future changes to these laws and regulations on us. We cannot assure you that our operations will continue to comply with future laws and regulations or that these laws and regulations and/or a failure to comply with these laws will not significantly adversely affect our business, financial condition and results of operations.

Changes in environmental laws and regulations or a reduced level of enforcement of existing laws and regulations could adversely affect the demand for our services and our results of operations.

Changes in environmental laws and regulations that reduce existing standards and a reduced level of enforcement of these laws and regulations could adversely affect the demand by our customers for many of our services. Proposed changes in regulations and the perception that enforcement of current environmental laws has been reduced has decreased the demand for some services, as customers have anticipated and adjusted to the potential changes. Future changes could result in a decreased demand for some of our services. The ultimate impact of any such future changes will depend upon a number of factors, including the overall strength of the economy and customer’s views on whether new or more restrictive regulations will be adopted or whether there will be a relaxing of the requirements and levels of enforcement of existing regulations and the cost-effectiveness of remedies available under changed regulations. If proposed or enacted changes materially reduce demand for our environmental services, our results of operations could be adversely affected.

We face substantial competition in each of our business segments, which may have a material adverse effect on our business by reducing our ability to increase or maintain profitability.

We face competition in all aspects of our business from numerous regional, national and international competitors, many of which have greater financial and other resources than we do. Our competitors include well-established, well-financed concerns, both privately and publicly held, including many major power equipment manufacturers, engineering and construction companies and internal engineering departments at utilities and certain of our customers. The markets that we serve require substantial resources and particularly highly skilled and experienced technical personnel. We believe we compete primarily on the basis of price, customer satisfaction, our safety record and programs, the quality of our products and services and our ability to timely comply with project schedules. We may encounter increased competition from existing competitors or new market entrants in the future, which could have a material adverse effect on our business, financial condition or results of operations.

Given these uncertainties and risks, readers of this Annual Report on Form 10-K, including investors and prospective investors in our securities, are cautioned not to place undue reliance upon our forward-looking statements.

Item 2. Properties

The principal properties of Matrix at May 31, 2004 are as follows:

Location	Description of Facility	Segment	Interest
Tulsa, Oklahoma	Corporate Headquarters	Corporate	Owned
Alton, Illinois	Regional office & warehouse	Repair & Maintenance	Leased
Baypoint, California	Regional office & warehouse	Repair & Maintenance	Leased
Bellingham, Washington	Regional office & warehouse	Construction and Repair & Maintenance	Owned
Bethlehem, Pennsylvania	Fabrication facility, warehouse & regional office	Construction	Leased
Bristol, Pennsylvania	Fabrication facility & warehouse	Construction and Repair & Maintenance	Leased
Catoosa, Oklahoma	Fabrication facility, engineering, regional office & warehouse	Construction and Repair & Maintenance	Owned
Eddystone, Pennsylvania	Regional office & warehouse	Construction and Repair & Maintenance	Leased
Holmes, Pennsylvania	Fabrication facility, regional office & warehouse	Construction and Repair & Maintenance	Owned
Houston, Texas	Regional office & warehouse	Repair & Maintenance	Owned
Newark, Delaware	Regional office & warehouse	Construction and Repair & Maintenance	Leased
Orange, California	Fabrication facility & regional office	Construction and Repair & Maintenance	Owned
Sarnia, Canada	Regional office & warehouse	Repair & Maintenance	Owned
Temperance, Michigan	Regional office & warehouse	Construction and Repair & Maintenance	Owned
Salt Lake City, Utah (2)	Regional office & warehouse	Repair & Maintenance	Leased
Summerville, South (2) Carolina	Regional office & warehouse	Repair & Maintenance	Leased
Tulsa, Oklahoma (1)	Fabrication facility, warehouse & office	Other	Owned

(1)	Location is currently held for sale.
(2)	Facility was closed subsequent to May 31, 2004. Matrix did not incur significant costs in connection with this decision and will continue to service customers in these areas through our other operations.

We also own or lease other facilities strategically located throughout the United States, but these facilities are not considered principal properties. We consider each of our current facilities to be in good operating condition and adequate to meet our current requirements.

Item 3. Legal Proceedings

Environmental Dispute

In March 2003, the South Coast Air Quality Management District (“AQMD”) of the State of California filed a complaint in the Los Angeles County Superior Court for the Central District against a Matrix customer alleging multiple violations by the customer at its west coast refinery for failure to comply with District Rules 203, 463, 1173, 1176 and 2004 of the AQMD that established a self-inspection and compliance reporting program for above ground stationary tanks used to store crude oil, gasoline and other petroleum products.

Matrix is not named in the AQMD complaint; however, counsel for the customer has made a formal demand upon Matrix to assume defense of the case and to indemnify the customer for any damages it may incur. The customer’s demand was made pursuant to the terms of a Master Services Agreement entered into in May 1999 between Matrix and the customer. Matrix rejected the demands of the customer based upon its own belief as to the proper interpretation of the Master Services Agreement and the facts developed by Matrix since the AQMD filed its complaint in March 2003. In 2004, Matrix and the customer mutually agreed to toll the dispute for at least four years and until there is resolution of the complaint filed by the AQMD against the customer. The customer continues to provide Matrix with opportunities for work and new projects.

Despite what appears to be a favorable outcome to Matrix to date, the significant claim made by the AQMD against the customer remains outstanding. And while the existing relationship between Matrix and its customer may be very positive, the possibility of incurring a significant civil penalty may still cause the customer to assert claims against Matrix that it believes may be valid under the Master Services Agreement. Matrix has conducted no discovery to date other than a review of its own records. There can be no assurance that Matrix will not become a party in litigation relating to this matter or what the outcome of any such litigation would be given the inherent uncertainty as to the outcome of any litigation.

Joint Venture Dispute

In March 2000, the Company entered into a joint venture partnership agreement for the construction of a pulp and paper project. In May 2001, the joint venture became impaired and Matrix fully reserved the net investment amount. Trade receivables include a $1.3 million balance from this affiliated joint venture, which is believed to be fully recoverable. The joint venture is currently in litigation with the owner of the pulp and paper project and has indicated recoveries sought are in excess of the amount payable to Matrix.

Bankrupt Customer

On September 30, 2003, a customer of Matrix filed for Chapter 11 bankruptcy protection. Matrix has accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts from the customer of approximately $5.8 million at May 31, 2004. As a result of the customer’s bankruptcy, the Company has provided a reserve for its estimated potential loss, which management believes is adequate. Matrix will continue to assess the adequacy of the reserve as additional information becomes available.

Contract Disputes

In November and December 2003, three Matrix subsidiaries filed lawsuits in U. S. District Court for the Eastern District of Pennsylvania against a significant customer for claims totaling in excess of $20 million related to disputed and undisputed amounts owed to these subsidiaries under separate contracts for the construction of a combined cycle power plant. Matrix believes it is adequately reserved for any potential loss related to these disputes and will continue to assess the adequacy of the reserve as additional information becomes available.

In May 2004, Matrix initiated a lawsuit in the Superior Court of New Jersey, Mercer County, against the former general contractor of a project for claims totaling in excess of $10 million. Matrix has also filed a lien against the owner and has a guaranty of the general contractor’s parent corporation upon which the Company has also instituted litigation in U.S. District Court for the Southern District of New York. The lawsuits are in their early stages and no discovery has occurred to date. Matrix believes it is adequately reserved for any potential loss related to the dispute and will continue to assess the adequacy of the reserve as additional information becomes available.

Other

The Company and its subsidiaries are named defendants in various other legal actions and is vigorously defending against each of them. It is the opinion of management that none of such legal actions will have a material effect on the Company’s financial position.

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of stockholders was held in Tulsa, Oklahoma at 10:00 a.m. CST on Tuesday, March 23, 2004 for the sole purpose of voting upon the adoption of the Matrix Service Company 2004 Stock Option Plan (the “2004 Stock Option Plan”). Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Dividend

During the second quarter of fiscal 2004, the Company declared a two-for-one stock split payable on November 21, 2003, in the form of a one-for-one stock dividend to shareholders of record on October 31, 2003. All shares, share prices and earnings per share amounts have been restated for all periods presented to reflect the change in the capital structure.

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

	Fiscal Year 2004		Fiscal Year 2003
	High	Low	High	Low
First Quarter	$10.40	$7.57	$4.75	$3.21
Second Quarter	15.95	8.68	4.70	3.25
Third Quarter	19.70	11.37	5.15	4.00
Fourth Quarter	15.95	9.40	7.50	4.54

As of August 11, 2004, there were approximately 53 holders of record of the Common Stock. The Company believes that the number of beneficial owners of its Common Stock is substantially greater than 53.

Dividend Policy

We have never paid cash dividends on our Common Stock. We currently intend to retain earnings to finance the growth and development of our business and do not anticipate paying cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon our financial condition, capital requirements and earnings as well as other factors the Board of Directors may deem relevant. Our credit agreement restricts our ability to pay cash dividends.

Issuer Purchases of Equity Securities

In October 2000, the Board of Directors authorized the second stock buyback program, which permitted the purchase of up to 20% (i.e., 3,447,506 shares) of the common stock outstanding at that time. To date, Matrix has purchased 2,116,800 shares under the Second Program and has authorization to purchase an additional 1,330,706 shares.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Shares That May Yet Be Purchased Under the Plans or Programs
March 1, 2004 to March 31, 2004	—	$—	—	1,330,706
April 1, 2004 to April 30, 2004	—	$—	—	1,330,706
May 1, 2004 to May 31, 2004	—	$—	—	1,330,706

Total	—	$—	—	1,330,706

Item 6. Selected Financial Data

The following table sets forth selected historical financial information for Matrix covering the five fiscal years ended May 31, 2004.

	Years Ended
	2004 (2)	2003 (2)	2002	2001	2000
	(In Millions, Except Percentages And Per Share Data)
Revenues	$607.9	$288.4	$222.5	$190.9	$193.8
Gross profit	47.2	32.3	25.3	22.5	20.5
Gross profit %	7.8%	11.2%	11.4%	11.8%	10.6%
Operating income (1)	18.2	13.1	9.0	7.5	6.8
Operating income %	3.0%	4.5%	4.0%	3.9%	3.5%
Pre-tax income	16.1	12.9	9.5	7.1	7.2
Net income	9.5	8.2	5.9	4.6	6.6
Net income %	1.6%	2.8%	2.7%	2.4%	3.4%
Earnings per share-diluted (3)	0.54	0.49	0.36	0.27	0.37
Equity per share-outstanding (3)	4.98	4.35	3.83	3.50	3.15
Weighted average shares outstanding-diluted (3)	17.6	16.7	16.2	17.0	18.0
Working capital	63.9	18.3	25.8	23.8	19.4
Total assets	221.5	202.9	101.2	83.7	78.3
Long-term debt (including long-term portion of acquisition payable)	69.8	45.9	9.3	3.5	0.0
Capital expenditures	4.7	16.1	16.4	5.3	6.3
Stockholders’ equity	85.7	70.2	60.2	53.3	54.9
Total long-term debt to equity %	81.4%	65.4%	15.4%	6.6%	0.0%
Cash flow provided (used) by operations	(28.1)	17.5	8.7	6.0	8.4

(1)	See Note 3 of the Notes to Consolidated Financial Statements regarding restructuring, impairment and abandonment costs included in operating income.
(2)	See Note 2 of the Notes to Consolidated Financial Statements regarding the March 7, 2003 acquisition of The Hake Group of Companies. The operating results of The Hake Group of Companies are included in the Selected Financial Data effective March 7, 2003.
(3)	During the second quarter of fiscal 2004, the Company declared a two-for-one stock split payable, on November 21, 2003, in the form of a one-for-one stock dividend to shareholders of record on October 31, 2003. All shares, share prices and earnings per share amounts have been restated for all periods presented to reflect the change in the capital structure.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management judgments and estimates including, in certain circumstances, choices between acceptable GAAP alternatives. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. Note 1 to our consolidated financial statements included elsewhere in this Form 10-K, contains a comprehensive summary of our significant accounting policies. The following is a discussion of our most critical accounting policies, judgments and uncertainties that are inherent in our application of GAAP:

CRITICAL ACCOUNTING POLICIES

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

Matrix has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Matrix has a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenues and contracts costs, and accordingly, does not believe significant fluctuations would ever materialize. However, current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made through a contract write-down for the total loss anticipated. A number of our contracts contain various cost and performance incentives and penalties that impact the earnings we realize from our contracts, and adjustments related to these incentives and penalties are recorded in the period when estimable or finalized, which is generally during the latter stages of the contract.

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

As of May 31, 2004 and 2003, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of approximately $9.6 million and $1.8 million, respectively, and claims of approximately $5.0 million and $2.0 million, respectively.

Insurance Reserves

Matrix maintains insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. Management regularly reviews estimates of reported and unreported claims and provides for probable losses over and above our insurance coverage through reserves. Adjustments to reserves are recorded as new information regarding claims or potential claims become available.

Goodwill

Under the provisions of the Statements of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite useful lives are no longer amortized but are tested annually for impairment. The goodwill impairment analysis under SFAS No. 142 requires us to allocate goodwill to our reporting units for the purpose of performing the impairment test. Reporting units for the purpose of goodwill impairment calculations are one level below or at the Company’s segment level. If the fair value of a reporting unit is less than the recorded book value of the reporting unit’s net assets (including goodwill), then a hypothetical purchase price allocation is performed. If the amount of goodwill resulting from this hypothetical purchase price allocation is less than the recorded goodwill, an impairment of the goodwill will be recorded. The fair value of reporting units is primarily based on estimated future cash flows associated with the reporting unit. We perform our annual analysis during the fourth quarter of each year. Upon completion of our Fiscal Year 2004 analysis, no impairment charge was necessary.

Matrix Service Company

Annual Results of Operations

(Amounts In Thousands, Except Per Share Data)

	Construction Services	Repair & Maintenance Services	(1) Other	Consolidated Total
Year ended May 31, 2004
Consolidated revenues	$429,592	$178,312	$—	$607,904
Gross profit	28,409	18,761	—	47,170
Operating income (loss)	10,640	7,589	(68)	18,161
Income (loss) before income tax expense	9,325	6,813	(68)	16,070
Net income (loss)	5,547	4,035	(40)	9,542
Earnings per share – diluted				0.54
Weighted average shares – diluted				17,615

Year ended May 31, 2003
Consolidated revenues	$171,037	$117,381	$—	$288,418
Gross profit	19,390	12,864	—	32,254
Operating income	7,945	4,361	782	13,088
Income before income tax expense	7,804	4,304	782	12,890
Net income	5,049	2,644	485	8,178
Earnings per share – diluted (2)				0.49
Weighted average shares – diluted (2)				16,710

Year ended May 31, 2002
Consolidated revenues	$115,992	$106,514	$—	$222,506
Gross profit	10,910	14,348	—	25,258
Operating income	2,450	6,463	45	8,958
Income before income tax expense	2,938	6,505	45	9,488
Net income	1,827	4,027	27	5,881
Earnings per share – diluted (2)				0.36
Weighted average shares – diluted (2)				16,210

Variances 2004 to 2003
Consolidated revenues	$258,555	$60,931	$—	$319,486
Gross profit	9,019	5,897	—	14,916
Operating income (loss)	2,695	3,228	(850)	5,073
Income (loss) before income tax expense	1,521	2,509	(850)	3,180
Net income (loss)	498	1,391	(525)	1,364

Variances 2003 to 2002
Consolidated revenues	$55,045	$10,867	$—	$65,912
Gross profit (loss)	8,480	(1,484)	—	6,996
Operating income (loss)	5,495	(2,102)	737	4,130
Income (loss) before income tax expense	4,866	(2,201)	737	3,402
Net income (loss)	3,222	(1,383)	458	2,297

(1)	Includes items associated with discontinued operations and integration costs related to the Hake acquisition.
(2)	During the second quarter of fiscal 2004, the Company declared a two-for-one stock split payable, on November 21, 2003, in the form of a one-for-one stock dividend to shareholders of record on October 31, 2003. All shares, share prices and earnings per share amounts have been restated for all periods presented to reflect the change in the capital structure.

RESULTS OF OPERATIONS

Consolidated Overview

Matrix has two reportable segments - Construction Services and Repair & Maintenance Services. Operating income will be discussed below by segment. Matrix’s revenues fluctuate based on the changing project mix and are dependent on the level and timing of customer awards of new business and on other matters such as project schedules.

Consolidated selling, general, and administrative costs as a percent of revenue decreased to 4.8% compared to 7.1% for fiscal year 2003 and 7.2% for fiscal year 2002. The reduction in 2004 was due to leveraging the fixed cost structure with the Hake acquisition, which spread these costs over a larger revenue base. In addition, there were one-time charges of approximately $0.5 million in 2003 related to the integration of Hake.

Restructuring, impairment and abandonment for fiscal year 2003 consisted mainly of a one-time insurance settlement of $1.0 million from a recovery under Matrix’s environmental insurance policy of expenditures made to remediate previously owned properties in Newnan, Georgia, as well as a $0.3 million reduction in workers’ compensation reserves related to exited operations.

Interest expense increased to $2.7 million in 2004 from $1.0 million in 2003 as a result of increased debt that occurred as a result of the acquisition of Hake, increased working capital needs, and collection delays resulting from a bankrupt customer and customers disputing amounts owed on three other projects.

The effective tax rates for the years ended May 31, 2004, 2003, and 2002 were 40.6%, 36.6%, and 38.0%, respectively. The increase in 2004 in the effective tax rate is due to Matrix’s Federal tax rate increasing 1%, the generation of more income in states with higher tax rates and the realization of permanent tax credits in the third quarter of fiscal 2003.

Construction Services 2004 vs. 2003

Revenues for Construction Services in 2004 were $429.6 million, an increase of $258.6 million or 151.2%, over the $171.0 million reported for 2003. This increase was primarily due to the inclusion of the Hake Group of Companies for only the 4th quarter in fiscal 2003 as compared to the full year in fiscal 2004. The increase in revenues related to the Hake Group was partially offset by lower new tank construction activity. Gross margins declined to 6.6% from 11.3% in fiscal year 2003, as a result of lower margin Hake work in the mix of business particularly on large power projects, lower margins on new tank construction and a decline in Matrix’s west coast construction activity. Cost overruns, overruns by subcontractors to Matrix, contract disputes and a bankrupt customer contributed to the lower margins realized on the Hake work. In addition, the Company performed low margin work that was previously performed by the joint venture, which was acquired as a part of the Hake acquisition in 2003 but was dissolved in the first quarter of fiscal 2004.

Gross profit increased from $19.4 million reported in 2003 to $28.4 million in 2004, an increase of 46.4% due primarily to an increase in the volume of business, which was partially offset by lower margins.

Operating income for 2004 was $10.6 million, a 34.2% improvement over the $7.9 million for 2003, primarily as the result of the increased revenue partially offset by decreased gross margins discussed above.

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

Operating income for 2003 was $7.9 million, a 216% improvement over the $2.5 million for 2002, primarily as the result of the increased revenue and improved gross margins discussed above.

Repair and Maintenance Services 2004 vs. 2003

Revenues for Repair and Maintenance Services in 2004 were $178.3 million, an increase of $60.9 million, or 51.9%, over the $117.4 million reported for fiscal year 2003. This increase was primarily due to the inclusion of the Hake Group of Companies for only the 4th quarter in fiscal 2003 as compared to the full year in fiscal 2004. Revenues also increased as a result of higher routine plant maintenance and turnaround activity, offset somewhat by lower tank repair and maintenance activity. Gross margins declined from 11.0% in fiscal 2003 to 10.5% in fiscal 2004 due primarily to the inclusion of lower margin Hake repair and maintenance work and lower margins on routine repair and maintenance activities as a result of lower demand in the first half of fiscal 2004. The lower margins on the Hake repair and maintenance activity resulted from the strategic decision to take a large turnaround project in the second quarter with a new customer at very low gross margins. The increased revenue volume partially offset by the decline in gross margins produced gross profit for 2004 of $18.8 million, a 45.7% increase from the $12.9 million reported for 2003.

Operating income for 2004 was $7.6 million, $3.2 million more than the $4.4 million reported for 2003. This 72.7% increase is the result of the higher revenues in 2004 discussed above.

Repair and Maintenance Services 2003 vs. 2002

Revenues for Repair and Maintenance Services in 2003 were $117.4 million, an increase of $10.9 million, or 10.2% over the $106.5 million reported for fiscal year 2002. This increase was due to the inclusion of Hake revenues for most of the 4th quarter offset somewhat by the fact that refinery turnaround activity was down year over year. Gross margins declined from 13.5% in fiscal 2002 to 11.0% in fiscal 2003 due to a weak repair and maintenance environment, particularly for refinery turnarounds. In addition, Matrix absorbed $0.6 million of start-up costs relative to its new offices in Illinois, Utah, and South Carolina. The increased revenue volume offset by the decline in gross margins produced gross profit for 2003 of $12.9 million, a 10.4% decrease from the $14.4 million reported for 2002.

Operating income for 2003 was $4.4 million, $2.1 million less than the $6.5 million reported for 2002. This 32.3% decrease is the result of the reduced gross margins discussed above.

Exited Operations

The sale of the assets of our Brown subsidiary to Caldwell Tank, Inc. (“Caldwell”) was executed in fiscal 2000 with Matrix retaining temporary ownership of the land and buildings until environmental remediation was completed. As part of the agreement, Caldwell entered into a three-year right to lease and an option to acquire the real estate and buildings for $2.2 million and was obligated to acquire at the same specified price if Matrix was able to satisfy specified environmental clean-up measures within the three-year period. Matrix also agreed with the buyer not to compete in that business for 5 years.

In fiscal 2000, Matrix sold the assets of the coating operation of our San Luis operations to existing management, all open contracts were completed and all operations were shut down.

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

Fiscal Year 2003

Matrix had no operating activities in Brown or San Luis during fiscal 2003. Activity for the year ended May 31, 2003 consisted primarily of $1.0 million of proceeds from an insurance provider and a decrease in reserves for worker’s compensation, automobile and general liability of $0.3 million. The $1.0 million of proceeds was for the partial settlement of insurance claims for environmental costs incurred on the properties sold to Caldwell. The environmental costs had been previously expensed as incurred pending recovery from the insurance carrier.

In September 2002, Caldwell acquired the second Brown property for $1.7 million, which was its carrying value. The environmental remediation on the properties has been substantially completed.

Fiscal Year 2004

Matrix had no operating activities in Brown or San Luis during fiscal 2004. Activity for the year consisted primarily of $0.1 million for an increase in reserves for workers’ compensation, automobile and general liability claims.

FINANCIAL CONDITION & LIQUIDITY

Matrix’s cash and cash equivalents totaled approximately $0.8 million at May 31, 2004 and 2003. Operations of Matrix used $28.1 million of cash for the twelve months ended May 31, 2004 as compared with providing $17.5 million of cash for the twelve months ended May 31, 2003, representing a decrease of approximately $45.6 million. The decrease was primarily due to increased working capital needs and collection delays resulting from customers disputing amounts owed on three separate projects.

Historically, Matrix has financed its operations with cash from operations and from advances under a credit agreement. In connection with the acquisition of The Hake Group on March 7, 2003, the Company replaced its existing credit agreement with a new $87.5 million senior credit facility entered into with a group of banks. The original credit agreement consisted of a five-year term loan up to $32.5 million and a three-year $55 million revolving credit facility. The Company pays LIBOR-based interest on funds borrowed under the term loan and funds borrowed on a revolving basis bear interest on a Prime or LIBOR-based option.

The credit agreement requires us to maintain certain financial ratios, limits the amount of additional borrowings and prohibits the payment of dividends. The credit facility is secured by substantially all of the properties and assets of Matrix and its domestic subsidiaries.

Availability on the revolver was limited to the Borrowing Base, which was based on the level of the Company’s eligible receivables but could not exceed $55 million. In fiscal 2004, the Company’s credit agreement was amended to allow revolver borrowings of $55 million without any Borrowing Base limitation. At May 31, 2004, $40.4 million was outstanding under the revolver and $28.4 million was outstanding under the five-year term loan. In addition, $9.5 million of the revolver was utilized by outstanding letters of credit, which mature in 2004 and 2005. At May 31, 2004, remaining availability under the revolver was $5.1 million. As of August 10, 2004, availability under the revolver has increased to $19.6 million. The Company was paying a weighted average interest rate of 3.4% on the term loans and 3.7% on the revolver at May 31, 2004.

The Company was not in compliance with the Leverage Ratio under the credit agreement as of May 31, 2004. On August 5, 2004, the Company received a waiver for the non-compliance with respect to the period ending May 31, 2004. The waiver is specifically limited to such period and is not applicable to any subsequent periods. Also on August 5, 2004, the Company’s credit facility was amended to convert $20 million of the revolver balance to a term loan, which matures August 31, 2005 and to reduce the credit commitment on the revolver by an equal amount. The amendment also contains new financial covenants that the Company expects to be in compliance with throughout fiscal 2005. Interest on the new term loan is calculated at a rate equal to the Eurodollar Base Rate plus 3.25% until November 30, 2004, when the interest rate increases to an 18% fixed rate. Beginning February 28, 2005, the interest rate further increases by 3.0% on the last day of each fiscal quarter during which such $20 million term loan remains outstanding.

The Company intends to refinance the new term loan during the second quarter of fiscal 2005. Upon the full and complete payment of the new term loan, availability under the revolver will increase to its original amount, subject to a permanent reduction equal to one-half of any alternative capital obtained by Matrix to refinance the new term loan.

Acquisition Payable

As part of the purchase of the Hake Group of Companies in Fiscal 2003, the Company entered into a Acquisition Payable for a portion of the purchase price. The Acquisition Payable is recorded at its fair value of $7.4 million and will be accreted for the change in its present value each period. Payments related to the Acquisition Payable are due annually on March 7 with $1.9 million due in each of 2005, 2006 and 2007, and $2.8 million due in 2008.

Capital Expenditures

Capital expenditures during the twelve months ended in May 31, 2004 totaled approximately $4.7 million. These capital expenditures include $2.1 million for purchase of small tools, construction and fabrication equipment, $2.1 million for computer software, office equipment, furniture and fixtures, and $0.5 million for purchase of transportation equipment for field operations. Although, the Company’s original fiscal 2005 budget included capital expenditures of $6.3 million, the Company expects capital expenditures to be minimal for the first half of the year.

Treasury Shares

In October 2000, the Board of Directors authorized the second stock buyback program, which permitted the purchase of up to 20% (i.e., 3,447,506 shares) of the common stock outstanding at that time. To date, Matrix has purchased 2,116,800 shares under the Second Program and has authorization to purchase an additional 1,330,706 shares.

It is Matrix’s intent to utilize these purchased treasury shares solely for the satisfaction of stock issuance under the 1990, 1991 and 2004 Incentive Stock Option Plans and the 1995 Nonemployee Director Stock Option Plan.

Commitments

As of May 31, 2004, the following commitments were in place to support our ordinary course obligations:

	Amounts of Commitments by Expiration Period
	2005	2006	2007	2008	After 2008	Total
	(In Thousands)
Letters of Credit	$9,518	$—	$—	$—	$—	$9,518
Surety Bonds	8,263	—	19	11	135	8,428

Total Commitments	$17,781	$—	$19	$11	$135	$17,946

Note: Includes $5,555 of letters of credit and surety bonds issued in support of our insurance program.

Contractual obligations at May 31, 2004 are summarized below.

	Payments are Due by Fiscal Year (000’s)
	2005	2006	2007	2008	After 2008	Total
	(In Thousands)
Debt (1)	$4,643	$45,304	$4,643	$14,512	$—	$69,102
Operating Leases	1,911	1,297	954	625	946	5,733
Acquisition Payable (2)	1,858	1,858	1,857	2,786	—	8,359

Total Contractual Obligations	$8,412	$48,459	$7,454	$17,923	$946	$83,194

(1)	Excludes interest which is payable monthly.
(2)	The Acquisition Payable is recorded at its present value of $7.4 million in the financial statements. Accretion is recorded based on a 5.1% interest rate.

Matrix believes that its existing funds, amounts available from borrowing under its existing credit agreement, cash generated by operations, and our anticipated refinancing of the new term note will be sufficient to meet the working capital needs through fiscal 2005 and for the foreseeable time thereafter unless significant expansions of operations not now planned are undertaken, in which case Matrix would need to arrange additional financing as a part of any such expansion.

The preceding discussion contains forward-looking statements including, without limitations, statements relating to Matrix’ plans, strategies, objectives, expectations, intentions and adequate resources that are made pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements contained in the results of operations and liquidity section are based on certain assumptions, which may vary from actual results. Specifically, the capital expenditure projections are based on management’s best estimates, which were derived utilizing numerous assumptions of future events.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligation.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company’s adoption of the Statement effective June 1, 2003 did not have a material impact on the Company’s results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Matrix’s interest rate risk exposure primarily results from its debt portfolio, which is influenced by short-term rates, including Prime Rate and LIBOR-Based borrowings under its credit agreement. Matrix utilizes a $55 million revolving credit facility for which interest-rate swaps are not utilized. Therefore, short-term interest rate changes could have an impact on future interest expense on amounts outstanding on the credit facility. At May 31, 2004, $40.4 million was outstanding on the revolver at a weighted average interest rate of 3.70%. Matrix had $28.4 million outstanding on the $32.5 million term loan facility on May 31, 2004. The weighted average interest rate on the term loan was 3.41% based on LIBOR + 2.25%.

In fiscal 2002, the Company entered into an interest rate swap agreement for an initial notional amount of $6.0 million effectively providing a fixed interest rate of 7.23% with the Company receiving LIBOR + 1.5%. The swap instrument was designated as a hedge of a $6.0 million variable interest rate term loan with changes in fair value of the swap recognized in other comprehensive income. In connection with the financing discussed above, the term loan was paid off, the swap ceased to be a highly effective hedge and hedge accounting was discontinued prospectively. As the variable rate term loan was replaced with a variable rate credit facility, the forecasted transactions of variable rate interest payments are still probable of occurring. As a result, changes in fair value of the swap are recognized in earnings, while the fair value balance at March 7, 2003 of $0.3 million, net of tax, included in other comprehensive loss, will be amortized to income over the remaining life of the swap to June 2006. In fiscal 2004, approximately $0.2 million of accumulated other comprehensive loss was amortized to interest expense, while approximately $0.1 million was amortized for the period March 7, 2003 to May 31, 2003. In fiscal 2004, the change in the fair value of the swap of a $0.3 million gain was included in interest expense. From the period March 7, 2003 to May 31, 2003, the change in fair value of the swap of approximately a $31,000 gain was included in interest expense.

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

	2005	2006	2007	2008	2009	Total	Fair Value as of May 31, 2004
	(In Thousands)
Long-term debt:
Variable rate debt (1)	$4,643	$45,304	$4,643	$14,512	—	$69,102	$69,102
Acquisition payable (2)	1,858	1,858	1,857	2,786	—	8,359	7,401
Interest rate swap:							(271)
Notional amount	4,400	—	—	—	—	—	—
Pay rate	7.23%	—	—	—	—	—	—
Receive rate – 30-day LIBOR (London Interbank Offer Rate) plus 150 basis points

(1)	Weighted-average interest rate through 2004 is Prime or LIBOR plus an applicable margin ranging from 1.75 percent to 2.50 percent.
(2)	Payments included in the table represent the amount the Company is obligated to pay in the respective periods. The Acquisition Payable is recorded at its present value of $7.4 million in the financial statements. Accretion is recorded based on an interest rate of approximately 5.1%.

Foreign Currency Risk

Matrix has a subsidiary whose operations are located in Canada, whose functional currency is the local currency. Historically, movements in the foreign currency exchange rate have not significantly impacted results. However, this investment does have the potential to impact Matrix’s financial position, due to fluctuations in the local currency arising from the process of translating the local functional currency into the U.S. dollar. Management has not entered into derivative instruments to hedge the foreign currency risk. A 10% change in the respective functional currency against the U.S. dollar would not have had a material impact on the financial results of the Company for the year ended May 31, 2004.

Item 8. Financial Statements and Supplementary Data

Financial Statements of the Company

Financial Statement Schedules

The following financial statement schedule is filed as a part of this report under “Schedule II” immediately preceding the signature page: Schedule II – Valuation and Qualifying Accounts for the three fiscal years ended May 31, 2004, 2003 and 2002. All other schedules are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Matrix Service Company

We have audited the accompanying consolidated balance sheets of Matrix Service Company as of May 31, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended May 31, 2004. Our audits also included the financial statement schedule listed in the Index under Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matrix Service Company at May 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2004, in conformity with U. S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Tulsa, Oklahoma August 10, 2004

Matrix Service Company

Consolidated Balance Sheets

	May 31
	2004	2003
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$752	$775
Accounts receivable, less allowances (2004 – $1,037; 2003 – $900)	88,336	66,603
Costs and estimated earnings in excess of billings on uncompleted contracts	24,221	23,421
Inventories	4,584	2,850
Income tax receivable	3,220	2,309
Deferred income taxes	1,493	2,479
Prepaid expenses	2,368	2,997

Total current assets	124,974	101,434

Property, plant and equipment, at cost:
Land and buildings	24,518	24,517
Construction equipment	31,294	28,768
Transportation equipment	12,445	11,260
Furniture and fixtures	8,743	6,142
Construction in progress	1,593	4,419

	78,593	75,106
Accumulated depreciation	32,939	27,743

	45,654	47,363

Goodwill	49,666	51,292

Other assets	1,253	2,850

Total assets	$221,547	$202,939

Matrix Service Company

Consolidated Balance Sheets

	May 31
	2004	2003
	(In Thousands, Except Share Amounts)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27,528	$40,684
Billings on uncompleted contracts in excess of costs & estimated earnings	13,388	22,794
Joint venture	—	1,013
Accrued insurance	2,152	1,736
Income tax payable	—	1,570
Other accrued expenses	11,264	9,604
Current portion of long-term debt	4,893	4,892
Current portion of acquisition payable	1,835	854

Total current liabilities	61,060	83,147

Long-term debt	64,209	38,220
Acquisition payable	5,614	7,682
Deferred income taxes	4,949	3,709
Stockholders’ equity:
Common stock – $.01 par value; 30,000,000 authorized; 19,285,276 shares issued as of May 31, 2004 and 2003	193	193
Additional paid-in capital	56,101	52,430
Retained earnings	35,585	26,304
Accumulated other comprehensive loss	(395)	(567)

	91,484	78,360
Less treasury stock, at cost–2,084,950 and 3,140,520 shares as of May 31, 2004 and 2003, respectively	(5,769)	(8,179)

Total stockholders’ equity	85,715	70,181

Total liabilities and stockholders’ equity	$221,547	$202,939

See accompanying notes.

Matrix Service Company

Consolidated Statements of Income

	Year ended May 31
	2004	2003	2002
	(In Thousands, Except Share And Per Share Amounts)
Revenues	$607,904	$288,418	$222,506
Cost of revenues	561,591	256,808	197,248
Net earnings of joint venture	857	644	—

Gross profit	47,170	32,254	25,258
Selling, general and administrative expenses	28,941	20,448	16,004
Goodwill amortization	—	—	341
Restructuring, impairment and abandonment costs	68	(1,282)	(45)

Operating income	18,161	13,088	8,958
Other income (expense):
Interest expense	(2,699)	(990)	(255)
Interest income	29	55	37
Other	579	737	748

Income before income taxes	16,070	12,890	9,488
Provision for federal, state and foreign income taxes	6,528	4,712	3,607

Net income	$9,542	$8,178	$5,881

Basic earnings per common share	$0.57	$0.52	$0.38

Diluted earnings per common share	$0.54	$0.49	$0.36

Weighted average common shares outstanding:
Basic	16,718,737	15,840,876	15,437,376
Diluted	17,615,497	16,710,038	16,209,914

See accompanying notes.

Matrix Service Company

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Total
					Translation	Derivative
	(In Thousands, Except Share Amounts)
Balances, May 31, 2001	$193	$51,499	$12,245	$(9,818)	$(813)	$—	$53,306
Net income	—	—	5,881	—	—	—	5,881
Other comprehensive income
Translation adjustment	—	—	—	—	93	—	93
Derivative activity (net of $106 in tax)	—	—	—	—	—	(174)	(174)

Comprehensive income							5,800
Exercise of stock options (474,232 shares)	—	272	—	822	—	—	1,094

Balances, May 31, 2002	193	51,771	18,126	(8,996)	(720)	(174)	60,200
Net income	—	—	8,178	—	—	—	8,178
Other comprehensive income
Translation adjustment	—	—	—	—	442	—	442
Derivative activity (net of $70 in tax)	—	—	—	—	—	(115)	(115)

Comprehensive income							8,505
Exercise of stock options (429,192 shares)	—	278	—	817	—	—	1,095
Tax effect of exercised stock options	—	381	—	—	—	—	381

Balances, May 31, 2003	193	52,430	26,304	(8,179)	(278)	(289)	70,181
Net income	—	—	9,542	—	—	—	9,542
Other comprehensive income
Translation adjustment	—	—	—	—	39	—	39
Derivative activity (net of $84 in tax)	—	—	—	—	—	133	133

Comprehensive income	—	—	—	—	—	—	9,714
Exercise of stock options (1,055,570 shares)	—	283	(261)	2,410	—	—	2,432
Tax effect of exercised stock options	—	3,388	—	—	—	—	3,388

Balances, May 31, 2004	$193	$56,101	$35,585	$(5,769)	$(239)	$(156)	$85,715

See accompanying notes.

Matrix Service Company

Consolidated Statements of Cash Flows

	Year ended May 31
	2004	2003	2002
	(In Thousands)
Operating activities
Net income	$9,542	$8,178	$5,881
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	6,623	5,297	4,980
Deferred income tax	2,226	346	805
Gain on sale of equipment	(285)	(30)	(79)
Allowance for uncollectible accounts	400	328	250
Accretion on acquisition payable	393	99	—
Earnings of joint venture	(857)	(644)	—
Change in value of interest rate swap	(290)	—	—
Amortization of accumulated loss on interest rate swap	217	—	—
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects of acquisitions:
Accounts receivable	(19,949)	(10,599)	(6,275)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,252)	8,869	(145)
Inventories	(1,734)	48	(43)
Prepaid expenses	997	1,176	306
Accounts payable	(16,392)	17,425	2,725
Billings on uncompleted contracts in excess of costs and estimated earnings	(11,913)	(8,539)	1,960
Accrued expenses	3,174	(3,502)	(1,170)
Income taxes receivable/payable	907	(1,029)	(549)
Other	94	119	82

Net cash provided (used) by operating activities	(28,099)	17,542	8,728
Investing activities
Acquisition of property, plant and equipment	(4,675)	(16,120)	(16,432)
Acquisition net of cash acquired	—	(40,137)	—
Proceeds from sale of exited operations	—	1,740	—
Net effect of dissolution of joint venture	2,738	—	—
Distributions from joint venture	701	2,749	—
Proceeds from asset sales	1,790	152	160

Net cash provided (used) by investing activities	$554	$(51,616)	$(16,272)

Matrix Service Company

Consolidated Statements of Cash Flows (continued)

	Year ended May 31
	2004	2003	2002
	(In Thousands)
Financing activities
Issuance of common stock	$2,432	$1,476	$1,094
Advances under bank credit agreement	286,738	172,715	111,480
Repayments of bank credit agreement	(260,457)	(139,765)	(105,115)
Payment of debt issuance costs	(368)	(570)	—
Repayment of other notes	(862)	—	—

Net cash provided by financing activities	27,483	33,856	7,459

Effect of exchange rate changes on cash	39	167	76

Net decrease in cash and cash equivalents	(23)	(51)	(9)

Cash and cash equivalents, beginning of year	775	826	835

Cash and cash equivalents, end of year	$752	$775	$826

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$4,077	$3,730	$2,992
Interest	2,545	715	567

See accompanying notes.

Matrix Service Company

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

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

Reclassification

Certain amounts in the 2002 and 2003 financial statements have been reclassified to conform with the 2004 presentation.

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

Accounts Receivable

Accounts receivable are carried on a gross basis, less the allowance for uncollectible accounts. The Company grants credit without requiring collateral to customers consisting of the major integrated oil companies, independent refiners and marketers, power companies, petrochemical companies, pipelines, contractors and engineering firms. Although this potentially exposes the Company to the risks of depressed cycles in these industries, our contracts require payment as projects progress or advance payment in some circumstances. In addition, in most cases we can place liens against the property, plant or equipment constructed or terminate the contract if a material contract default occurs.

Matrix Service Company

Notes to Consolidated Financial Statements

Management estimates the allowance for uncollectible accounts based on existing economic conditions, the financial conditions of the customers and the amount and age of past due accounts. Accounts are written off against the allowance for uncollectible accounts only after all collection attempts have been exhausted.

Inventories

Inventories consist primarily of raw materials and small tools and are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or average cost method.

Depreciation and Amortization

Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets.

Impairment of Long-Lived Assets

The Company evaluates the long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets used in operations may not be recoverable. The determination of whether an impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.

For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if an impairment is required. Until the assets are disposed of, an estimate of the fair value is redetermined when related events or circumstances change.

Goodwill

Under the provisions of the Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are tested annually for impairment. The goodwill impairment analysis under SFAS No. 142 requires us to allocate goodwill to our reporting units for the purpose of performing the impairment test. Reporting units for purposes of goodwill impairment calculations are one level below or at the Company’s segment level. If the fair value of a reporting unit is less than the recorded book value of the reporting unit’s net assets (including goodwill), then a hypothetical purchase price allocation is performed. If the amount of goodwill resulting from this hypothetical purchase price allocation is less than the recorded goodwill, an impairment of the goodwill will be recorded. The fair value of reporting units is primarily based on estimated future cash flows associated with the reporting unit. We perform our annual analysis during the fourth quarter of each year. Upon completion of our Fiscal Year 2004 analysis, no impairment charge was necessary.

Pro forma information required by SFAS No. 142 provides net income and earnings per share had the Company not amortized goodwill for all periods presented.

	2004	2003	2002
	(In Thousands)
Net income as reported	$9,542	$8,178	$5,881
Add back: goodwill amortization	—	—	333

Pro forma net income	$9,542	$8,178	$6,214

Earnings per common share as reported:
Basic	$0.57	$0.52	$0.38
Diluted	$0.54	$0.49	$0.36

Pro forma per common share:
Basic	$0.57	$0.52	$0.40
Diluted	$0.54	$0.49	$0.38

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

Earnings per Common Share

Basic earnings per common share is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee stock options (896,760 shares, 869,162 shares and 772,538 shares in 2004, 2003 and 2002, respectively). Diluted earnings per share excludes 487,600 options which are antidilutive, as the exercise prices of the options exceeded the average market price of common stock for 2004. There were no antidilutive options in 2003 and 2002.

Stock Option Plans

Employee stock options are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002
Risk-free interest rate	3.19%	3.09%	3.83%
Expected volatility	45.09%	55.13%	59.41%
Expected life in years	4.88	4.75	4.78
Expected dividend yield	—	—	—

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

Matrix Service Company

Notes to Consolidated Financial Statements

The Statement’s pro forma information is as follows:

	2004	2003	2002
	(In Thousands)
Net income as reported	$9,542	$8,178	$5,881
Pro forma compensation expense from stock options	487	374	320

Pro forma net income	$9,055	$7,804	$5,561

Earnings per common share as reported:
Basic	$0.57	$0.52	$0.38
Diluted	$0.54	$0.49	$0.36

Pro forma earnings per common share:
Basic	$0.54	$0.49	$0.36
Diluted	$0.51	$0.47	$0.34

Derivative Instruments and Hedging Activities

All derivatives, which have consisted of interest rate swap agreements, are reflected at their fair value in the Consolidated Balance Sheet. The accounting for changes in the fair value of a derivative depends upon whether it has been designated in a hedging relationship and, further, on the type of hedging relationship. To qualify for designation in a hedging relationship, specific criteria must be met and the appropriate documentation maintained. Hedging relationships are established pursuant to Matrix risk management policies and are initially and regularly evaluated to determine whether they are expected to be, and have been, highly effective hedges. If a derivative ceases to be a highly effective hedge, hedge accounting is discontinued prospectively and future changes in the fair value of the derivative are recognized in earnings each period. Changes in the fair value of derivatives not designated in a hedging relationship are recognized in earnings each period.

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

Matrix entered into interest-rate swap agreements to modify the interest characteristics of its long-term debt. These agreements were designated with all or a portion of the principal balance and term of specific debt obligations. These agreements involved the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates without an exchange of the notional amount upon which the payments are based. The difference to be paid or received is accrued and recognized as an adjustment of interest expense. Gains and losses from terminations of interest-rate swap agreements are deferred and amortized as an adjustment of the interest expense on the outstanding debt over the remaining original term of the terminated swap agreement. In the event the designated debt is extinguished, gains and losses from terminations of interest-rate swap agreements are recognized into income.

Matrix Service Company

Notes to Consolidated Financial Statements

New Accounting Standards

The Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company’s adoption of the Statement effective June 1, 2003 did not have a material impact on the Company’s results of operations.

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

Note 2. Acquisition

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

The acquisition was accounted for by the purchase method, and the purchase price of $53.1 million has been allocated to the assets acquired and liabilities assumed, based upon the estimated fair values of these assets and liabilities at the date of acquisition. The original purchase price of $54.0 million was reduced to $53.1 million primarily as a result of working capital adjustments to the purchase price contained in the acquisition agreement. The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of Hake’s property, plant, equipment, and identifiable assets. The Company initially recorded an accrual for estimated restructuring charges primarily related to provisions for costs of redundant facilities and functions. The restructuring plan was completed without significant reduction of facilities resulting in a reduction of $1.3 million to the initial restructuring accrual of $1.5 million and a corresponding decrease to goodwill.

Matrix believes the addition of Hake furthers its objective of seeking acquisitions to enhance its core business while achieving revenue growth without sacrificing profit margins. This acquisition complements the core business by providing Matrix with a significant presence in the Eastern region while expanding its service offerings and adding process knowledge and technical expertise in multiple industries, primarily in the power market.

Matrix Service Company

Notes to Consolidated Financial Statements

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

The goodwill of $38.5 million represents the excess of the purchase price paid over the estimated fair value of the net assets at the date of acquisition. Management allocated $27.0 million of goodwill to the Construction Services segment and $11.5 million to the Repair & Maintenance segment based upon the estimated volume of business to be generated by the respective reporting units.

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

	2003	2002
	(In Thousands, Except Per Share Amounts)
Revenues	$420,201	$397,314
Operating income	20,666	18,141
Interest (expense) income, net	(3,275)	(3,083)
Income before income taxes	17,228	14,960
Net income	10,503	8,976
Basic earnings per share	0.66	0.58
Diluted earnings per share	0.63	0.55

Note 3. Restructuring, Impairment and Abandonment Costs

In fiscal 2000, Matrix executed an agreement to sell the assets of our Brown subsidiary to Caldwell Tank, Inc. (Caldwell) with Matrix retaining temporary ownership of the land and buildings until environmental remediation was completed. As part of the agreement, Caldwell entered into a three-year right to lease and an option to acquire the real estate and buildings for $2.2 million and was obligated to acquire, at the same specified price, if Matrix was able to satisfy specified environmental clean-up measures within the three-year period. Matrix also agreed with the buyer not to compete in that business for five years.

In fiscal 2000, Matrix sold the assets of the coating operation of its San Luis operations to existing management, all open contracts were completed and all operations were shutdown.

Matrix Service Company

Notes to Consolidated Financial Statements

Fiscal Year 2002

The Company had no operating activities in Brown or San Luis during fiscal 2002. Activity for the year ended May 31, 2002 consisted primarily of $0.4 million in increased environmental costs related to the remediation at Brown, $0.5 million of increased worker’s compensation claims activity of these exited operations, and $0.1 million in warranty work at San Luis. These costs were offset by a $1.0 million gain on the settlement of litigation over a contested contract.

Fiscal Year 2003

The Company had no operating activities in Brown or San Luis during fiscal 2003. Activity for the year ended May 31, 2003 consisted of a decrease in reserves for worker’s compensation, automobile and general liability of $0.3 million and a $1.5 million accrual was established for estimated restructuring charges in connection with the Hake acquisition.

In September 2002, Caldwell acquired the second Brown property for $1.7 million, which was its carrying value. The environmental remediation on the properties has been substantially completed.

Fiscal Year 2004

The Company had no operating activities in Brown or San Luis during fiscal 2004. Activity for the year consisted primarily of a $1.3 million reduction of the restructuring accrual recorded in the initial allocation of the Hake purchase price and payment of $0.1 million of severance payments. In addition, reserves for workers’ compensation, automobile and general liability claims increased $0.1 million.

As a result of these restructuring and exited operations, the Company recorded the following:

	Other Reorganization Costs	Environmental	Total
	(In Thousands)
Liability Balance at May 31, 2001	$422	$471	$893
Charge (credit) to income	574	377	951
(Payment) receipt	(662)	(756)	(1,418)

Liability Balance at May 31, 2002	334	92	426
Charge (credit) to income	(282)	—	(282)
Hake acquisition	1,500	—	1,500
(Payment) receipt	102	(75)	27

Liability Balance at May 31, 2003	1,654	17	1,671
Charge (credit) to income	68	—	68
Hake purchase price adjustment	(1,296)	—	(1,296)
(Payment) receipt	(117)	(17)	(134)

Liability Balance at May 31, 2004	$309	$—	$309

Matrix Service Company

Notes to Consolidated Financial Statements

Note 4. Uncompleted Contracts

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

	May 31
	2004	2003
	(In Thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$533,047	$524,057
Billings on uncompleted contracts	522,214	523,430

	$10,833	$627

Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$24,221	$23,421
Billings on uncompleted contracts in excess of costs and estimated earnings	13,388	22,794

	$10,833	$627

Approximately $4.8 million and $6.2 million of accounts receivable at May 31, 2004 and 2003, respectively, relate to billed retainages under contracts.

Note 5. Long-Term Debt

Long-term debt consists of the following:

	May 31
	2004	2003
	(In Thousands)
Borrowings under bank credit facility:
Revolving credit facility	$40,390	$11,050
Term note	28,441	31,500
Interest rate swap liability	271	562

	69,102	43,112
Less current portion
Term note	4,643	4,643
Interest rate swap liability	250	249

	$64,209	$38,220

In connection with the acquisition of The Hake Group on March 7, 2003, the Company replaced its existing credit agreement with a new $87.5 million senior credit facility entered into with a group of banks. The original credit agreement consisted of a five-year term loan up to $32.5 million and a three-year $55 million revolving credit facility. The Company pays LIBOR-based interest on funds borrowed under the term loan and funds borrowed on a revolving basis bear interest on a Prime or LIBOR-based option.

The credit agreement requires us to maintain certain financial ratios, limits the amount of additional borrowings and prohibits the payment of dividends. The credit facility is secured by substantially all of the properties and assets of Matrix and its domestic subsidiaries.

Matrix Service Company

Notes to Consolidated Financial Statements

Availability on the revolver was limited to the Borrowing Base, which was based on the level of the Company’s eligible receivables but could not exceed $55 million. In fiscal 2004, the Company’s credit agreement was amended to allow revolver borrowings of $55 million without any Borrowing Base limitation. At May 31, 2004, $40.4 million was outstanding under the revolver and $28.4 million was outstanding under the five-year term loan. In addition, $9.5 million of the revolver was utilized by outstanding letters of credit, which mature in 2004 and 2005. At May 31, 2004, remaining availability under the revolver was $5.1 million. The Company was paying a weighted average interest rate of 3.4% on the term loans and 3.7% on the revolver at May 31, 2004.

The Company was not in compliance with the Leverage Ratio under the credit agreement as of May 31, 2004. On August 5, 2004, the Company received a waiver for the non-compliance with respect to the period ending May 31, 2004. The waiver is specifically limited to such period and is not applicable to any subsequent periods. Also on August 5, 2004, the Company’s credit facility was amended to convert $20 million of the revolver balance to a term loan, which matures August 31, 2005 and to reduce the credit commitment on the revolver by an equal amount. The amendment also contains new financial covenants that the Company expects to be in compliance with throughout fiscal 2005. Interest on the new term loan is calculated at a rate equal to the Eurodollar Base Rate plus 3.25% until November 30, 2004, when the interest rate increases to an 18% fixed rate. Beginning February 28, 2005, the interest rate further increases by 3.0% on the last day of each fiscal quarter during which such $20 million term loan remains outstanding.

In fiscal 2002, the Company entered into an interest rate swap agreement for an initial notional amount of $6.0 million effectively providing a fixed interest rate of 7.23% with the Company receiving LIBOR + 1.5%. The swap instrument was designated as a hedge of a $6.0 million variable interest rate term loan with changes in fair value of the swap recognized in other comprehensive income. In connection with the financing discussed above, the term loan was paid off, the swap ceased to be a highly effective hedge and hedge accounting was discontinued prospectively. As the variable rate term loan was replaced with a variable rate credit facility, the forecasted transactions of variable rate interest payments are still probable of occurring. As a result, changes in fair value of the swap are recognized in earnings, while the fair value balance at March 7, 2003 of $0.3 million, net of tax, included in other comprehensive loss, will be amortized to income over the remaining life of the swap to June 2006. In fiscal 2004, approximately $0.2 million of accumulated other comprehensive loss was amortized to interest expense, while approximately $0.1 million was amortized for the period March 7, 2003 to May 31, 2003. In fiscal 2004, the change in the fair value of the swap of a $0.3 million gain was included in interest expense. From the period March 7, 2003 to May 31, 2003, the change in fair value of the swap of approximately a $31,000 gain was included in interest expense.

Aggregate maturities of long-term debt for the years ending May 31, are as follows: 2005 - $4,643,000; 2006 - $45,304,000; 2007 - $4,643,000; and 2008 - $14,512,000.

The carrying value of debt approximates fair value.

As part of the purchase of the Hake Group of Companies in Fiscal 2003, the Company entered into a Acquisition Payable for a portion of the purchase price. The Acquisition Payable is recorded at its fair value of $7.4 million and will be accreted for the change in its present value each period. Payments related to the Acquisition Payable are due annually on March 7 with $1.9 million due in each of 2005, 2006 and 2007, and $2.8 million due in 2008.

Interest cost incurred in 2004, 2003 and 2002 was $ 2.7 million, $1.3 million and $0.6 million, respectively. The Company did not capitalize any interest in 2004 while $0.3 million was capitalized in both 2003 and 2002.

Matrix Service Company

Notes to Consolidated Financial Statements

Note 6. Income Taxes

The components of the provision for income taxes are as follows:

	2004	2003	2002
	(In Thousands)
Current:
Federal	$3,188	$3,751	$2,408
State	1,002	497	451
Foreign	112	118	49

	4,302	4,366	2,908
Deferred:
Federal	1,898	304	593
State	298	35	111
Foreign	30	7	(5)

	2,226	346	699

	$6,528	$4,712	$3,607

The difference between the expected income tax provision applying the domestic federal statutory tax rate and the reported income tax provision is explained as follows:

	2004	2003	2002
	(In Thousands)
Expected provision for Federal income taxes at the statutory rate	$5,625	$4,382	$3,227
State income taxes, net of Federal benefit	838	328	380
Charges without tax benefit	86	14	23
Other	(21)	(12)	(23)

Provision for income taxes	$6,528	$4,712	$3,607

Significant components of the Company’s deferred tax liabilities and assets as of May 31, 2004 and 2003 are as follows:

	2004	2003
	(In Thousands)
Deferred tax liabilities:
Tax over book depreciation	$5,474	$4,119
Other – net	365	622

Total deferred tax liabilities	5,839	4,741

Deferred tax assets:
Bad debt reserve	414	356
Foreign insurance dividend	132	127
Vacation accrual	123	125
Noncompete amortization	260	313
Interest rate swap derivative	165	219
Net operating loss benefit and credit carryforwards	3,905	4,937
Valuation allowance	(2,619)	(2,619)
Other – net	3	53

Total deferred tax assets	2,383	3,511

	$3,456	$1,230

Matrix Service Company

Notes to Consolidated Financial Statements

In connection with the acquisition of Hake (see Note 2), the Company acquired the tax benefits of Federal and State operating losses and credit carryforwards in the amount of $3.6 million, of which $1.8 million was reserved. The utilization of a portion of the loss carryforwards is subject to annual limitations. The portion of any reversal of the reserves against the value of the tax benefit of the acquired net operating losses will be allocated to reduce goodwill. In fiscal 2004, $0.9 million of the operating loss and credit carryforwards were utilized leaving a balance of $2.7 million, of which $1.8 million is reserved. The loss carryforwards, including loss carryforwards generated prior to the acquisition of Hake, expire between 2017 and 2023.

Note 7. Stockholders’ Equity

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized, none of which was issued or outstanding at May 31, 2004 or 2003.

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

Stock Dividend

During the second quarter of fiscal 2004, the Company declared a two-for-one stock split payable, on November 21, 2003, in the form of a one-for-one stock dividend to shareholders of record on October 31, 2003. All shares, share prices and earnings per share amounts have been restated for all periods presented to reflect the change in the capital structure.

Incentive Stock Options

The Company’s 1990 Incentive Stock Option Plan (the “1990 Plan”), 1991 Incentive Stock Option Plan (the “1991 Plan”), and 2004 Stock Option Plan (the “2004 Plan”) provide additional incentives for officers and other key employees of the Company. The Company also has a 1995 Nonemployee Directors’ Stock Option Plan (the “1995 Plan”). Under the 1990, 1991 and 2004 Plans, incentive and nonqualified stock options may be granted to the Company’s key employees and nonqualified stock options may be granted to nonemployees who are elected for the first time as directors of the Company after January 1, 1991. Employee options generally become exercisable over a five-year period from the date of the grant. Under the 1995 Plan, qualified stock options are granted annually to nonemployee directors and generally become exercisable over a two-year period from the date of the grant. Under each plan, options may be granted with durations of no more than ten years. The option price per share may not be less than the fair market value of the common stock at the time the option is granted. Shareholders have authorized an aggregate of 1,800,000 options, 2,640,000 options, 500,000 options and 1,200,000 options to be granted under the 1990, 1991, 1995 and 2004 Plans, respectively.

Matrix Service Company

Notes to Consolidated Financial Statements

The following summary reflects option transactions for the past three years:

	Shares	Option Price Per Share			Weighted Average Price
Shares under option:
Outstanding at May 31, 2001	2,241,958	$1.813	–	$3.875	$2.232
Granted	280,000	3.025	–	3.025	3.025
Exercised	(474,232)	1.813	–	3.125	2.308
Canceled	(44,000)	2.188	–	2.875	2.281

Outstanding at May 31, 2002	2,003,726	1.813	–	3.875	2.323
Granted	274,000	3.650	–	3.700	3.698
Exercised	(429,192)	1.813	–	3.875	2.413
Canceled	(34,200)	2.188	–	3.700	2.752

Outstanding at May 31, 2003	1,814,334	1.813	–	3.875	2.502
Granted	487,600	12.195	–	12.195	12.195
Exercised	(1,055,570)	1.813	–	3.875	2.270
Canceled	(1,200)	2.188	–	2.188	2.188

Outstanding at May 31, 2004	1,245,164	$1.813	–	$12.195	$6.494

The average grant date fair values of options awarded during 2004, 2003 and 2002 were $5.23, $3.63 and $3.20, respectively. Options exercisable total 329,364 options, 918,254 options and 997,966 options at May 31, 2004, 2003 and 2002, respectively. The weighted average exercise prices of exercisable options were $2.530, $2.188, and $2.242 at May 31, 2004, 2003 and 2002, respectively.

The following summarizes information about stock options at May 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.813 – $2.594	364,300	5.3	$2.195	226,300	$2.143
2.875 – 3.700	393,264	7.9	3.409	103,064	3.379
12.195	487,600	9.4	12.195	—	—

$1.813 – $12.195	1,245,164	7.7	$6.494	329,364	$2.530

Note 8. Commitments

The Company is the lessee under operating leases covering real estate in Tulsa and Catoosa, Oklahoma; Bristol, Bethlehem and Eddystone, Pennsylvania; Bay Point, California; Summerville, South Carolina; Alton, Illinois; Salt Lake City, Utah; and Newark, Delaware. The Eddystone lessors are the former owners of Hake and the Newark lessor is a current employee. The Company is also the lessee under operating leases covering office equipment. Future minimum lease payments are as follows: 2005 - $1,911,000; 2006 - $1,297,000; 2007 – $954,000; 2008 - $625,000; 2009 - $123,000 and thereafter - $823,000. Rental expense was $2.1 million, $1.4 million and $1.0 million for the years ended May 31, 2004, 2003 and 2002, respectively. Rental expense associated with related party leases was $0.3 million for the year ended May 31, 2004 and $0.1 million for each of the two years ended May 31, 2003 and 2002.

Note 9. Other Financial Information

Sales to one customer accounted for approximately 32% of the Company’s revenues for the year ended May 31, 2004 and 45% of Construction Services’ revenues. Two other customers represented 20% and 13% of Repair & Maintenance Services’ revenues, respectively.

Matrix Service Company

Notes to Consolidated Financial Statements

Sales to two customers accounted for approximately 16% and 10%, respectively of the Company’s revenues for the year ended May 31, 2003. The customer that represented 16% of consolidated revenues represented 19% of Construction Services’ revenues and 11% of Repair & Maintenance Services. The customer that represented 10% of consolidated revenues represented 2% of Construction Services and 21% of Repair & Maintenance Services’ revenues.

Sales to two customers accounted for approximately 13% and 12%, respectively of the Company’s consolidated revenues for the year ended May 31, 2002. The customer that represented 13% of consolidated revenues represented 11% of Construction Services and 15% of Repair & Maintenance Services’ revenues. The customer that represented 12% of consolidated revenues represented 4% of Construction Services and 20% of Repair & Maintenance Services revenue.

Note 10. Employee Benefit Plan

The Company sponsors a defined contribution 401(k) savings plan (the “Matrix Plan”) for all employees meeting length of service requirements. Participants may contribute an amount up to 25% of pretax annual compensation as defined in the Plan, subject to certain limitations in accordance with Section 401(k) of the Internal Revenue Code. The Company matches employee contributions based on an annual calendar year discretionary election. For calendar year 2004, the Company has elected to match 50% of the first 6% of employee contributions. Last year, the Company match was 25%, while in prior years, the match was in variable amounts based on years of service.

During calendar year 2003, the Company also sponsored the Hake 401(k) savings plan (the “Hake Plan”) for all employees that met length of service requirements and who were previously employees of the acquired Hake Group of Companies. The Hake Plan was merged into the Matrix Plan effective January 1, 2004. Under the Hake Plan, participants could contribute an amount up to 15% of pretax annual compensation as defined in the plan, subject to certain limitations in accordance with Section 401(k) of the Internal Revenue Code. The Company matched 50% of employees contributing up to the first 6% of compensation.

The Company recognized cost relating to the plans of $0.8 million, $0.5 million and $0.4 million for the years ended May 31, 2004, 2003 and 2002, respectively.

Note 11. Property Sale

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

Note 12. Contingencies

Insurance Reserves

The Company maintains workers’ compensation insurance, with statutory limits, general liability insurance and auto liability insurance in the primary amount of $1.0 million; contractor’s pollution liability insurance in the amount of $5.0 million; and pollution legal liability for owned and leased properties in the amount of $2.0 million. The Company has deductibles or self-insured retentions for owned and leased properties in the amount of $250,000, $100,000, $0, $25,000 and $25,000, respectively. Matrix also maintains an umbrella policy with coverage limits of $25.0 million per project, policies to cover our equipment and other property with coverage limits of $16.0 million per occurrence, and policies for construction with coverage limits of $10.0 million per project. Most policies provide for coverage on an occurrence basis rather than a “claims made” basis. Matrix maintains a performance and payment bonding line of $150.0 million.

Matrix Service Company

Notes to Consolidated Financial Statements

Management estimates the reserve for claims based on knowledge of the circumstances surrounding the claims, the nature of any injuries involved, historical experience and estimates of future costs provided by certain third parties. Accrued insurance at May 31, 2004 and 2003 represent management’s estimates of the Company’s liability at those dates. Changes in the assumptions underlying the accrual could cause actual results to differ from the amounts reported in the financial statements.

Matrix, as plaintiff, is currently in litigation in the Tulsa County District Court in the State of Oklahoma over matters arising out of a workers’ compensation program with a former insurance provider. These matters involve contests over a letter of credit (“LOC”) for $2.2 million, a bond for $2.1 million and cash of $0.6 million pledged to secure Matrix’s obligations under this prior program. The defendants filed a motion to transfer venue to the courts in Bermuda. A hearing on this motion and on whether current court ordered restraints on the collateral would remain in place was held on October 30, 2002. Venue was left in Tulsa County and the restraints on the collateral were left in place with the parties agreeing to negotiate terms satisfactory to both sides. Matrix agreed to replace the LOC and Bond with a modified LOC which would provide Matrix with more protection against the proceeds of the LOC being utilized for anything except issues directly related to Matrix’s obligations under the workers compensation program. Matrix executed a letter of intent that requires the LOC to be reissued in a form mutually acceptable to both sides, requires the former insurance provider to pay all cash to the current provider for Matrix’s claims, provides a process for the LOC’s value to decline to zero based on an actuarial evaluation of potential claims and also requires the Tulsa County action to be dismissed with prejudice (cannot refile). The parties have agreed to the form of the strengthened LOC in principle and the remaining issue is the form of trust account where any cash or receivables that are owed to Matrix will be deposited in such account for the sole benefit of Matrix. There are no outstanding unpaid or pending claims with the former insurance provider. No amounts are reserved related to this issue.

Environmental Dispute

In March 2003, the South Coast Air Quality Management District (“AQMD”) of the State of California filed a complaint in the Los Angeles County Superior Court for the Central District against a Matrix customer alleging multiple violations by the customer at its west coast refinery for failure to comply with District Rules 203, 463, 1173, 1176 and 2004 of the AQMD that established a self-inspection and compliance reporting program for above ground stationary tanks used to store crude oil, gasoline and other petroleum products.

Matrix is not named in the AQMD complaint; however, counsel for the customer have made a formal demand upon Matrix to assume defense of the case and to indemnify them for any damages it may incur. The customer’s demand was made pursuant to the terms of a Master Services Agreement entered into in May 1999 between Matrix and the customer. Matrix rejected the demands of the customer based upon its own belief as to the proper interpretation of the Master Services Agreement and the facts developed by Matrix since the AQMD filed its complaint in March 2003. Matrix and the customer mutually agreed to toll the dispute for at least four years and until there is resolution of the complaint filed by the AQMD against the customer. The customer continues to provide Matrix with opportunities for work and new projects.

Despite what appears to be a favorable outcome to Matrix to date, the significant claim made by the AQMD against the customer remains outstanding. And while the existing relationship between Matrix and its customer may be very positive, the possibility of incurring a significant civil penalty may still cause the customer to assert claims against Matrix that it believes may be valid under the Master Services Agreement. Matrix has conducted no discovery to date other than a review of its own records. There can be no assurance that Matrix will not become a party in litigation relating to this matter or what the outcome of any such litigation would be given the inherent uncertainty as to the outcome of any litigation.

Matrix Service Company

Notes to Consolidated Financial Statements

Joint Venture Dispute

In March 2000, the Company entered into a joint venture partnership agreement for the construction of a pulp and paper project. In May 2001, the joint venture became impaired and Matrix fully reserved the net investment amount. Trade receivables include a $1.3 million balance from this affiliated joint venture, which is believed to be fully recoverable. The joint venture is currently in litigation with the owner of the pulp and paper project and has indicated recoveries sought are in excess of the amount payable to Matrix.

Bankrupt Customer

On September 30, 2003, a customer of Matrix filed for Chapter 11 bankruptcy protection. Matrix has accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts from the customer of approximately $5.8 million at May 31, 2004. As a result of the customer’s bankruptcy, the Company has provided a reserve for its estimated potential loss, which management believes is adequate. Matrix will continue to assess the adequacy of the reserve as additional information becomes available.

Contract Disputes

In November and December 2003, three Matrix subsidiaries filed lawsuits in U. S. District Court for the Eastern District of Pennsylvania against a significant customer for claims totaling in excess of $20 million related to disputed and undisputed amounts owed to these subsidiaries under separate contracts for the construction of a combined cycle power plant. Matrix believes it is adequately reserved for any potential loss related to these disputes and will continue to assess the adequacy of the reserve as additional information becomes available.

In May 2004, Matrix initiated a lawsuit in the Superior Court of New Jersey, Mercer County, against the former general contractor of a project for claims totaling in excess of $10 million. Matrix has also filed a lien against the owner and has a guaranty of the general contractor’s parent corporation upon which the Company has also instituted litigation in U.S. District Court for the Southern District of New York. The lawsuits are in their early stages and no discovery has occurred to date. Matrix believes it is adequately reserved for any potential loss related to the dispute and will continue to assess the adequacy of the reserve as additional information becomes available.

Unapproved Change Orders and Claims

As of May 31, 2004 and 2003, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of approximately $9.6 million and $1.8 million, respectively, and claims of approximately $5.0 million and $2.0 million, respectively. Amounts disclosed for unapproved change orders and claims include amounts associated with contract disputes discussed above. Generally, amounts related to unapproved change orders and claims will not be paid by customers to Matrix until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

Other

The Company and its subsidiaries are named defendants in various other legal actions and is vigorously defending against each of them. It is the opinion of management that none of such legal actions will have a material effect on the Company’s financial position.

Matrix Service Company

Notes to Consolidated Financial Statements

Note 13. Segment Information

The Company’s operating segments have been aggregated into two reportable segments, Construction Services and Repair & Maintenance Services.

The Construction Services segment performs turnkey projects, plant expansion and relocations, terminal construction, new tank construction, heavy hauling, rigging and millwrighting.

The Repair and Maintenance Services segment provides routine and preventive maintenance and repair of facilities and infrastructure as well as plant turnaround/outages services, emergency response and industrial cleaning.

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

Segment assets consist of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment and goodwill. Goodwill related to the Hake acquisition was included in Other until it was allocated to reporting units in fiscal 2004.

Matrix Service Company

Notes to Consolidated Financial Statements

Matrix Service Company

Annual Results of Operations

($ Amounts In Thousands)

	Construction Services	Repair & Maintenance Services	Other	Combined Total
Year ended May 31, 2004
Gross revenues	$440,299	$178,479	$—	$618,778
Less: inter-segment revenues	10,707	167	—	10,874

Consolidated revenues	429,592	178,312	—	607,904
Gross profit	28,409	18,761	—	47,170
Operating income (loss)	10,640	7,589	(68)	18,161
Income (loss) before income tax expense	9,325	6,813	(68)	16,070
Net income (loss)	5,547	4,035	(40)	9,542
Segment assets	129,025	68,626	23,896	221,547
Capital expenditures	2,271	2,404	—	4,675
Depreciation and amortization expense	3,569	3,054	—	6,623

Year ended May 31, 2003
Gross revenues	$190,014	$117,519	$—	$307,533
Less: inter-segment revenues	18,977	138	—	19,115

Consolidated revenues	171,037	117,381	—	288,418
Gross profit	19,390	12,864	—	32,254
Operating income	7,945	4,361	782	13,088
Income before income tax expense	7,804	4,304	782	12,890
Net income	5,049	2,644	485	8,178
Segment assets	87,593	43,073	72,273	202,939
Capital expenditures	9,713	6,407	—	16,120
Depreciation and amortization expense	2,902	2,395	—	5,297

Year ended May 31, 2002
Gross revenues	$133,091	$106,922	$—	$240,013
Less: inter-segment revenues	17,099	408	—	17,507

Consolidated revenues	115,992	106,514	—	222,506
Gross profit	10,910	14,348	—	25,258
Operating income	2,450	6,463	45	8,958
Income before income tax expense	2,938	6,505	45	9,488
Net income	1,827	4,027	27	5,881
Segment assets	38,877	30,940	31,373	101,190
Capital expenditures	8,544	7,888	—	16,432
Depreciation and amortization expense	2,590	2,390	—	4,980

Geographical information is as follows:

	Revenues		Long Lived Assets
	2004	2003	2004	2003
Domestic	$603,424	$282,018	$93,706	$98,689
International	4,480	6,400	2,867	2,816

	$607,904	$288,418	$96,573	$101,505

Matrix Service Company

Quarterly Financial Data (Unaudited)

Summarized quarterly financial data are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Amounts)
2004

Revenues	$158,762	$170,913	$145,175	$133,054
Gross profit	13,938	13,078	11,820	8,334
Net income	3,865	3,092	2,259	326
Net income per common share:
Basic	0.24	0.19	0.13	0.02
Diluted	0.22	0.18	0.13	0.02
2003

Revenues	$53,717	$58,896	$51,900	$123,905
Gross profit	6,458	7,572	6,050	12,174
Net income	1,576	1,740	1,212	3,650
Net income per common share:
Basic	0.10	0.11	0.08	0.23
Diluted	0.10	0.11	0.07	0.21

The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to changes in the average number of common shares outstanding and rounding.

The fourth quarter earnings results for fiscal 2004 were negatively affected by cost overruns and overruns by subcontractors on projects in our Eastern operations, as well as additional interest and legal costs were incurred related contract disputes disclosed throughout fiscal 2004.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Matrix Service Company

May 31, 2004, 2003 and 2002

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts– Describe (1)	Deductions– Describe (2)	Balance At End Of Period
	(Amounts in Thousands)
Year ended May 31, 2004:
Deducted from assets accounts:
Allowance for doubtful accounts	$900	$400	$—	$(263)	$1,037
Reserve for deferred tax assets	2,619	—	—	—	2,619

Total	$3,519	$400	$—	$(263)	$3,656

Year ended May 31, 2003:
Deducted from assets accounts:
Allowance for doubtful accounts	$242	$328	$399	$(69)	$900
Reserve for deferred tax assets	842	—	1,777	—	2,619

Total	$1,084	$328	$2,176	$(69)	$3,519

Year ended May 31, 2002:
Deducted from assets accounts:
Allowance for doubtful accounts	$375	$250	$—	$(383)	$242
Reserve for deferred tax assets	842	—	—	—	842

Total	$1,217	$250	$—	$(383)	$1,084

(1)	Represents amounts recorded in connection with the Hake acquisition.
(2)	Receivables written off against allowance for doubtful accounts.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

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

As of May 31, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

We do not expect that our disclosure controls and procedures or our other internal controls can prevent all error and all fraud or that our evaluation of these controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The benefits of controls and procedures must be considered relative to their costs and the design of any system of controls is based in part upon assumptions about the likelihood of future events. There is reasonable assurance that the design will succeed in achieving its stated goals under all reasonably foreseeable future conditions. Because of these and other inherent limitations in controls and procedures, misstatements or omissions due to error or fraud may occur and not be detected.

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended May 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

The information called for by Part III of Form 10-K (consisting of Item 10 — Directors and Executive Officers of the Registrant, Item 11 — Executive Compensation, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 — Certain Relationships and Related Transactions and Item 14 – Principal Accountant Fees and Services), is incorporated by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements of the Company

The following financial statements are filed as a part of this report under “Item 8 – Financial Statements and Supplementary Data”:

Financial Statement Schedules

The following financial statement schedule is filed as a part of this report under “Schedule II” immediately preceding the signature page: Schedule II – Valuation and Qualifying Accounts for the three fiscal years ended May 31, 2004. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

List of Exhibits

3.1	Restated Certificate of Incorporation (Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (No. 333-117077) filed July 1, 2004 is hereby incorporated by reference).

3.2	Bylaws, as amended (Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-36081) filed July 26, 1990 is hereby incorporated by reference).

4.1	Specimen Common Stock Certificate (Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-36081) filed July 26, 1990 is hereby incorporated by reference).

4.2	Certificate of Designations, Preferences and Rights of Series B Junior Preferred Stock dated November 12, 1999 (Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 333-117077), filed July 1, 2004 is hereby incorporated by reference).

+ 10.1	Matrix Service Company 1990 Incentive Stock Option Plan (Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 33-36081), as amended, filed July 26, 1990 is hereby incorporated by reference).

+ 10.2	Matrix Service Company 1991 Stock Option Plan, as amended. Form S-8 (File No. 333-56945) filed June 12, 1998 is hereby incorporated by reference. Exhibit 10.1 to the Company’s Registration Statement.

+ 10.3	Matrix Service Company 1995 Nonemployee Directors’ Stock Option Plan (Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-2771) filed April 24, 1996 is hereby incorporated by reference).

+ 10.4	Matrix Service Company 2004 Incentive Stock Option Plan (Exhibit A to the Company’s Proxy Statement for its Special Meeting of Stockholders dated February 16, 2004 is hereby incorporated by reference).

10.5	Amended and Restated Stock Purchase Agreement and Conversion to Asset Purchase Agreement, dated August 31, 1999, by and among Matrix Service Company and Caldwell Tanks, Inc. (Exhibit 99.1 to the Company’s current report on Form 8-K (File No. 0-18716) filed September 13, 1999, is hereby incorporated by reference).

10.6	Rights Agreement (including a form of Certificate of Designation of Series B Junior participating Preferred Stock as Exhibit A thereto, a form of Right Certificate as Exhibit B thereto and a summary of Rights to Purchase Preferred Stock as Exhibit C thereto), dated November 2, 1999, (Exhibit I to the Company’s current report on Form 8-K (File No. 0-18716) filed November 9, 1999, is hereby incorporated by reference).

10.7	Equity Interests Purchase Agreement dated as of March 7, 2003 by and among Hake Acquisition Corp., Matrix Service Company, and the Holders of the Equity Interests of The Hake Group of Companies. (Exhibit 99.1 to the Company’s current report on Form 8-K (File No. 0-18216), filed March 24, 2003, is hereby incorporated by reference).

10.8	Credit Agreement dated as of March 7, 2003, by and among Matrix Service Company, the Lenders referred to therein, Bank One, Oklahoma N.A., as Agent and Wells Fargo Bank Texas, N.A., as Co-Agent. (Exhibit 99.2 to the Company’s current report on Form 8-K (File No. 0-18216), filed March 24, 2003, is hereby incorporated by reference).

10.9	Amendment No. One to Credit Agreement (Exhibit 10.5 to the Company’s Registration Statement on Form S-3 (File No. 333-117077), filed July 1, 2004, is hereby incorporated by reference).

10.10	Amendment No. Two to Credit Agreement (Exhibit 10.6 to the Company’s Registration Statement on Form S-3 (File No. 333-117077), filed July 1, 2004, is hereby incorporated by reference).

10.11	Amendment No. Three to Credit Agreement (Exhibit 10.7 to the Company’s Registration Statement on Form S-3 (File No. 333-117077), filed July 1, 2004, is hereby incorporated by reference).

10.12	Amendment No. Four to Credit Agreement (Exhibit 10.8 to the Company’s Registration Statement on Form S-3 (File No. 333-117077), filed July 1, 2004, is hereby incorporated by reference).

10.13	Amendment No. Five to Credit Agreement (Exhibit 10.9 to the Company’s Registration Statement on Form S-3 (File No. 333-117077), filed July 1, 2004, is hereby incorporated by reference).

* 10.14	Amendment No. Six to Credit Agreement.

* 21.1	Subsidiaries of Matrix Service Company.

* 23.1	Consent of Independent Registered Public Accounting Firm.

* 31.1	Certification Pursuant to Section 302 of Sarbannes-Oxley Act of 2002 – CEO.

* 31.2	Certification Pursuant to Section 302 of Sarbannes-Oxley Act of 2002 – CFO.

* 32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbannes-Oxley Act of 2002) – CEO.

* 32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbannes-Oxley Act of 2002) – CFO.

*	Filed herewith.
+	Management Contract or Compensatory Plan.

Reports on Form 8-K

During the fourth quarter of fiscal 2004, a Form 8-K dated April 8, 2004 was filed pursuant to Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operation and Financial Condition) and a Form 8-K dated April 30, 2004 was filed pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Matrix Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrix Service Company

Date: August 10, 2004	/s/ Bradley S. Vetal
Bradley S. Vetal, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Bradley S. Vetal Bradley S. Vetal	Bradley S. Vetal President and Director (Principal Executive Officer)	August 10, 2004

/s/ George L. Austin George L. Austin	George L. Austin Chief Financial Officer (Principal Financial and Accounting Officer)	August 10, 2004

/s/ Hugh E. Bradley Hugh E. Bradley	Director	August 10, 2004

/s/ Michael J. Hall Michael J. Hall	Director	August 10, 2004

/s/ I. Edgar Hendrix I. Edgar Hendrix	Director	August 10, 2004

/s/ Paul K. Lackey Paul K. Lackey	Director	August 10, 2004

/s/ Tom E. Maxwell Tom E. Maxwell	Director	August 10, 2004