Form 10-Q
period 2004-08-31
MATRIX SERVICE CO
filed 2004-10-07
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2004

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the transition period from                  to

Commission File number 001-15461

MATRIX SERVICE COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE	73-1352174
(State of incorporation)	(I.R.S. Employer Identification No.)

10701 E. Ute St., Tulsa, Oklahoma 74116-1517

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (918) 838-8822

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

Yes  ☒    No  ☐

        As of October 6, 2004, there were 19,285,276 shares of the Company’s common stock, $0.01 par value per share, issued and 17,316,326 shares outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

Matrix Service Company

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended
	August 31, 2004	August 31, 2003
	(unaudited)
Revenues	$84,939	$158,762
Cost of revenues	78,225	145,681
Net earnings of joint venture	—	857

Gross profit	6,714	13,938
Selling, general and administrative costs	7,133	6,841
Restructuring, impairment and abandonment	175	(2)

Operating income (loss)	(594)	7,099

Other income (expense):
Interest expense	(901)	(672)
Interest income	—	11
Other	(8)	66

Income (loss) before income tax expense	(1,503)	6,504

Provision (benefit) for federal, state and foreign income tax	(611)	2,639

Net income (loss)	$(892)	$3,865

Earnings per share of common stock:
Basic	$(0.05)	$0.24
Diluted	$(0.05)	$0.22

Weighted average number of common shares:
Basic	17,269,958	16,183,598
Diluted (includes dilutive effect of stock options)	17,269,958	17,329,840

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Balance Sheets

(in thousands)

	August 31, 2004	May 31, 2004
	(unaudited)
ASSETS:

Current assets:
Cash and cash equivalents	$1,146	$752
Accounts receivable, less allowances (August 31—$1,034, May 31—$1,037)	75,940	88,336
Costs and estimated earnings in excess of billings on uncompleted contracts	22,534	24,221
Inventories	5,500	4,584
Income tax receivable	2,234	3,220
Deferred income taxes	1,487	1,493
Prepaid expenses	3,532	2,368

Total current assets	112,373	124,974

Property, plant and equipment at cost:
Land and buildings	25,169	24,518
Construction equipment	31,498	31,294
Transportation equipment	12,636	12,445
Furniture, fixtures and office equipment	8,798	8,743
Construction in progress	536	1,593

	78,637	78,593

Less accumulated depreciation	34,309	32,939

Net property, plant and equipment	44,328	45,654

Goodwill	49,741	49,666
Other assets	1,248	1,253

Total assets	$207,690	$221,547

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Balance Sheets

(in thousands, except share data)

	August 31, 2004	May 31, 2004
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$35,389	$27,528
Billings on uncompleted contracts in excess of costs and estimated earnings	12,812	13,388
Accrued insurance	2,187	2,152
Other accrued expenses	6,901	11,264
Current portion of long-term debt	24,802	4,893
Current portion of acquisition payable	1,858	1,835

Total current liabilities	83,949	61,060

Long-term debt	27,781	64,209
Acquisition payable	5,686	5,614
Deferred income taxes	4,838	4,949

Stockholders’ equity:
Common stock—$.01 par value; 30,000,000 shares authorized and 19,285,276 shares issued as of August 31, 2004 and May 31, 2004	193	193
Additional paid-in capital	56,262	56,101
Retained earnings	34,674	35,585
Accumulated other comprehensive loss	(229)	(395)

	90,900	91,484

Less: Treasury stock, at cost—1,968,950 and 2,084,950 shares as of August 31, 2004 and May 31, 2004, respectively	(5,464)	(5,769)

Total stockholders’ equity	85,436	85,715

Total liabilities and stockholders’ equity	$207,690	$221,547

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Cash Flow Statements

(in thousands)

	Three Months Ended
	August 31, 2004	August 31, 2003
	(unaudited)
Cash flow from operating activities:

Net income (loss)	$(892)	$3,865
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,732	1,563
Deferred income tax	(105)	468
Loss on sale of equipment	(3)	(2)
Allowance for uncollectible accounts	—	253
Accretion of acquisition payable	95	109
Earnings of joint venture	—	(857)
Change in value of interest rate swap	(15)	(159)
Amortization of accumulated loss on interest rate swap	44	59
Amortization of debt issuance costs	97	58
Changes in current assets and liabilities increasing (decreasing) cash:
Accounts receivable	12,396	8,860
Costs and estimated earnings in excess of billings on uncompleted contracts	1,687	(9,488)
Inventories	(916)	(200)
Prepaid expenses	(852)	325
Accounts payable	7,861	(4,991)
Billings on uncompleted contracts in excess of costs and estimated earnings	(576)	(3,362)
Accrued expenses	(4,328)	6,334
Income taxes receivable	1,101	2,668
Other	(24)	(1)

Net cash provided by operating activities	17,302	5,502

Cash flow from investing activities:

Capital expenditures	(392)	(1,259)
Distribution from joint venture	—	701
Net effect of dissolution of joint venture	—	2,738
Proceeds from other investing activities	26	13

Net cash provided by (used in) investing activities	$(366)	$2,193

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Cash Flow Statements

(in thousands)

	Three Months Ended
	August 31, 2004	August 31, 2003
	(unaudited)
Cash flows from financing activities:

Advances under bank credit agreement	$54,505	$67,570
Repayments on bank credit agreement	(71,008)	(75,820)
Issuance of common stock	332	439
Payment of debt issuance costs	(409)	—

Net cash used in financing activities	(16,580)	(7,811)
Effect of exchange rate changes on cash	38	(12)

Increase in cash and cash equivalents	394	(128)

Cash and cash equivalents at beginning of period	752	775

Cash and cash equivalents at end of period	$1,146	$647

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Total
					Translation	Derivative
Balances, May 31, 2004	$193	$56,101	$35,585	$(5,769)	$(239)	$(156)	$85,715
Net loss			(892)				(892)
Other comprehensive income
Translation adjustment					139		139
Derivative activity						27	27

Comprehensive loss							(726)
Exercise of stock options (116,000)		46	(19)	305			332
Tax effect of exercised stock options		115					115

Balances, August 31, 2004	$193	$56,262	$34,674	$(5,464)	$(100)	$(129)	$85,436

Balances, May 31, 2003	$193	$52,430	$26,304	$(8,179)	$(278)	$(289)	$70,181
Net income			3,865				3,865
Other comprehensive income
Translation adjustment					(34)		(34)
Derivative activity						59	59

Comprehensive income							3,890
Exercise of stock options (185,800)		79		360			439
Tax effect of exercised stock options		498					498

Balances, August 31, 2003	$193	$53,007	$30,169	$(7,819)	$(312)	$(230)	$75,008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Matrix Service Company (“Matrix” or the “Company”) and its subsidiaries, all of which are wholly owned. All significant inter-company balances and transactions have been eliminated in consolidation. Effective July 28, 2003, a construction joint venture partnership obtained in the Hake acquisition was dissolved. From the effective date of the dissolution forward, the operations of the joint venture assumed by Matrix are included in Matrix’s results of operations.

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

The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2004, included in Matrix’s Annual Report on Form 10-K for the year then ended. Matrix’s business is seasonal. In addition, Matrix often generates a significant portion of its revenues under a comparatively few major contracts which often do not commence or terminate in the same period from one year to the next. Accordingly, results for any interim period may not necessarily be indicative of future operating results.

NOTE 2 – STOCK OPTION PLANS

Employee stock options are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock Based Compensation”, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for employee stock options outstanding as of the end of the periods presented was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	August 31, 2004	August 31, 2003
Risk-free interest rate	3.9%	4.1%
Expected volatility	52.6%	56.4%
Expected life in years	4.8	4.8
Expected dividend yield	—	—

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 using the Black-Scholes option valuation model:

	Three Months Ended August 31
	2004	2003
	(unaudited)
	(in thousands)
Net Income (Loss) as Reported	$(892)	$3,865
Pro Forma Compensation Expense from Stock Options	85	93

Pro Forma Net Income (Loss)	$(977)	$3,772

Earnings (Loss) per Common Share as Reported:
Basic	$(0.05)	$0.24
Diluted	$(0.05)	$0.22
Pro Forma Earnings (Loss) per Common Share:
Basic	$(0.06)	$0.23
Diluted	$(0.06)	$0.22

NOTE 3 – SEGMENT INFORMATION

The Company’s operating segments have been aggregated into two reportable segments, Construction Services and Repair and Maintenance Services.

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

Other consists of items related to previously disposed of businesses.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. Intersegment sales and transfers are recorded at cost and there is no inter-company profit or loss on intersegment sales or transfers. Overhead costs are allocated to the segments based upon revenue.

Segment assets consist of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment and goodwill. Goodwill related to the Hake acquisition was included in Other until it was allocated to reporting units in fiscal 2004.

Matrix Service Company

1st Quarter Results of Operations

($ Amounts in thousands)

	Construction Services	Repair & Maintenance Services	Other	Combined Total
Three Months Ended August 31, 2004

Gross revenues	$46,779	$40,757	$—	$87,536
Less: Inter-segment revenues	(2,453)	(144)	—	(2,597)

Consolidated revenues	44,326	40,613	—	84,939
Gross profit	2,792	3,922	—	6,714
Operating income (loss)	(968)	549	(175)	(594)
Income (loss) before income tax	(1,535)	207	(175)	(1,503)
Net income (loss)	(917)	129	(104)	(892)

Segment assets	121,767	57,660	28,263	207,690
Capital expenditures	88	88	216	392
Depreciation and amortization expense	881	851	—	1,732

Three Months Ended August 31, 2003

Gross revenues	$126,395	$35,408	$—	$161,803
Less: Inter-segment revenues	(2,988)	(53)	—	(3,041)

Consolidated revenues	123,407	35,355	—	158,762
Gross profit	10,714	3,224	—	13,938
Operating income	6,098	1,001	—	7,099
Income before income tax	5,713	791	—	6,504
Net income	3,398	467	—	3,865

Segment assets	83,704	36,007	82,250	201,961
Capital expenditures	288	652	319	1,259
Depreciation and amortization expense	910	653	—	1,563

NOTE 4 – INCOME TAXES

Deferred income taxes are computed using the liability method whereby deferred tax assets and liabilities are recognized based on temporary differences between financial statement and tax basis of assets and liabilities using presently enacted tax rates.

NOTE 5 – DEBT

Long-term debt consists of the following:

	August 31, 2004	May 31, 2004
	(In Thousands)
Borrowings under bank credit facility:
Revolving credit facility	$6,208	$40,390
Term note	26,119	28,441
Term B note	20,000	—
Interest rate swap liability	256	271

	52,583	69,102
Less current portion
Term note	4,643	4,643
Term B note	20,000	—
Interest rate swap liability	159	250

	$27,781	$64,209

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

Availability on the revolver is limited to $35 million. At August 31, 2004, $6.2 million was outstanding under the revolver and $8.8 million of the revolver was utilized by outstanding letters of credit, which mature in 2004 and 2005. Remaining availability under the revolver was $20.0 million. The Company was paying a weighted average interest rate of 5.1% on the term loans and 5.3% on the revolver at August 31, 2004.

The Company was not in compliance with the Leverage Ratio under the credit agreement as of August 31, 2004. On October 6, 2004, the Company received a waiver for the non-compliance with respect to the period ending August 31, 2004. The waiver is specifically limited to such period and is not applicable to any subsequent periods. Also on October 6, 2004, the Company’s credit facility was amended to modify financial covenants that the Company expects to be in compliance with throughout the remaining term of the credit facility.

NOTE 6 – CONTINGENCIES

Insurance Reserves

The Company maintains workers’ compensation insurance, with statutory limits, general liability insurance; auto liability insurance in the primary amount of $2.0 million per occurrence; contractor’s pollution liability insurance in the amount of $10.0 million per occurrence; and pollution legal liability for owned and leased properties in the amount of $2.0 million per occurrence. The Company has deductibles or self-insured retentions in the amount of $10,000 for damage to owned or leased properties; $250,000 for workers’ compensation, $100,000 for general liability, $0 for auto liability, $50,000 for contractor’s pollution liability and $25,000 for pollution legal liability. Matrix also maintains an umbrella policy with coverage limits of $25.0 million per project, policies to cover our equipment and other property with coverage limits of $16.0 million per occurrence, and policies for construction with coverage limits of $16.0 million per project. Most policies provide for coverage on an occurrence basis rather than a “claims made” basis. Matrix maintains a performance and payment bonding line of $150.0 million.

Management estimates the reserve for claims based on knowledge of the circumstances surrounding the claims, the nature of any injuries involved, historical experience and estimates of future costs provided by certain third parties. Changes in the assumptions underlying the accrual could cause actual results to differ from the amounts reported in the financial statements.

Matrix, as plaintiff, is involved in previously disclosed litigation in the Tulsa County District Court in the State of Oklahoma over matters arising out of a workers’ compensation program with a former insurance provider regarding contests over a letter of credit (“LOC”) for $2.2 million, a bond for $2.1 million and cash of $0.6 million pledged to secure Matrix’s obligations under this prior program. Matrix has been engaged in further negotiations with the insurance provider. An agreement has been reached under which the parties have agreed that the restraints prohibiting payment on the referenced LOC or bond will remain in place and will be converted to a preliminary injunction and the Tulsa County case will remain active, but the Company will dismiss without prejudice to re-filing, its claims for damages against the Defendants, in order to enable the parties to proceed to finalize their settlement.

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

Bankrupt Customer

On September 30, 2003, a customer of Matrix filed for Chapter 11 bankruptcy protection. Matrix has accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts from the customer of approximately $5.8 million at August 31, 2004. As a result of the customer’s bankruptcy, the Company has provided a reserve for its estimated potential loss, which management believes is adequate. Matrix will continue to assess the adequacy of the reserve as additional information becomes available.

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

Unapproved Change Orders and Claims

As of August 31, 2004 and May 31, 2004, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of approximately $7.9 million and $9.6 million, respectively, and claims of approximately $4.8 million and $5.0 million, respectively. Amounts disclosed for unapproved change orders and claims include amounts associated with contract disputes discussed above. Generally, amounts related to unapproved change orders and claims will not be paid by customers to Matrix until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

Other

The Company and its subsidiaries are named defendants in various other legal actions and is vigorously defending against each of them. It is the opinion of management that none of such legal actions will have a material effect on the Company’s financial position.

NOTE 7 – Stock Dividend

During the second quarter of fiscal 2004, the Company declared a two-for-one stock split payable on November 21, 2003 in the form of a one-for-one stock dividend to shareholders of record on October 31, 2003. All shares and earnings per share amounts have been restated for all periods presented to reflect the change in the capital structure.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

Matrix has two reportable segments – Construction Services and Repair and Maintenance Services. Significant fluctuations in revenues, gross profits and operating results will be discussed below for each segment. Matrix revenues fluctuate from quarter to quarter due to many factors, including the changing product mix and project schedules are dependent on the level and timing of customer releases of new business.

THREE MONTHS ENDED AUGUST 31, 2004 COMPARED TO AUGUST 31, 2003

Consolidated

Consolidated SG&A expenses were $7.1 million for the first quarter of 2005 compared to $6.8 million in the first quarter last year. This increase of $0.3 million was due to $0.5 million of additional legal costs related to collection issues previously disclosed combined with $0.3 million of one-time charges for severance. These increases are offset by a reduction to incentives based on the results of operations. SG&A expense as a percentage of revenue increased to 8.4% compared to 4.3% last fiscal year as a result of a 46.5% decrease in revenues.

Interest expense increased to $0.9 million for the quarter ended August 31, 2004 as compared to $0.7 million for the comparable period for the prior fiscal year due to higher interest rates and the increased level of debt that resulted from collection issues and contract disputes experienced in fiscal 2004.

The effective tax rates for the three months ended August 31, 2004 and 2003 were 40.7% and 40.6%, respectively.

Construction Services

Construction Services’ revenues for the quarter ended August 31, 2004 were $44.3 million, compared to $123.4 million in the comparable quarter of the prior year, a decrease of $79.1 million or 64.1%. The decrease was primarily due to two large power projects performed by our Eastern operations in fiscal 2004 that were not replaced dollar for dollar in the first quarter of fiscal 2005. In addition, many other smaller projects are at or near completion with replacement revenue still in backlog.

Construction Services gross margins declined from 8.7% in the first quarter of fiscal 2004 to 6.3% in the first quarter of fiscal 2005 primarily as a result of the lower revenue base available for fixed cost absorption. Gross profit decreased from $10.7 million in the first quarter of fiscal 2004 to $2.8 million in the first quarter of fiscal 2005, a decrease of 73.9% due to the decrease in the volume of business combined with the advantage last year of absorbing more overheads due to the higher revenue, which resulted in a greater attainable margin.

The operating loss and loss before income tax expense for the quarter ended August 31, 2004 of $1.0 million and $1.5 million, respectively, were significantly lower than the operating income and income before income tax expense of $6.1 million and $5.7 million, respectively, produced for the quarter ended August 31, 2003, due to a lower consolidated revenue base available for fixed cost absorption in the first quarter of fiscal 2005.

Repair & Maintenance Services

Revenues from Repair & Maintenance Services increased 14.9% from $35.4 million in the first quarter of fiscal 2004 to $40.6 million in the first quarter of fiscal 2005. The increase of $5.2 million resulted from continued strong turnaround activity, which increased 63.2% during the current quarter.

Gross margins of 9.7% for the quarter ended August 31, 2004 were higher than the gross margins of 9.1% for the quarter ended August 31, 2003 as a result of a higher volume of refinery turnarounds. These improvements were tempered by softness in our Eastern operations’ maintenance and repair revenues. Gross profit increased from $3.2 million in the first quarter of fiscal 2004 to $3.9 million in the first quarter of fiscal 2005, an increase of 21.7%.

Operating income and income before tax expense for the quarter ended August 31, 2004 of $0.5 million and $0.2 million, respectively, were lower than the $1.0 million and $0.8 million, respectively, produced for the quarter ended August 31, 2003 primarily due to a lower consolidated revenue base available for fixed cost absorption in the first quarter of fiscal 2005.

Non-GAAP Financial Measure

The Company uses EBITDA (earnings before net interest, income taxes, depreciation and amortization) as part of its overall assessment of financial performance by comparing EBITDA between accounting periods. Matrix believes that EBITDA is used by the financial community as a method of measuring the Company’s performance and of evaluating the market value of companies considered to be in similar businesses. EBITDA should not be considered as an alternative to net income (loss) or cash provided by operating activities, as defined by accounting principles generally accepted in the United States (“GAAP”).

A reconciliation of EBITDA to GAAP financial information follows:

	Three Months Ended August 31
	2004	2003
	(unaudited)
	(in thousands)
Net Income (loss)	$(892)	$3,865
Interest Expense, net Provision (benefit) for income taxes	901 (611)	661 2,639
Depreciation and amortization	1,732	1,563

EBITDA	$1,130	$8,728

The $7.6 million (87.1%) decrease in EBITDA was primarily the result of lower earnings in the three months ended August 31, 2004 as compared to the three months ended August 31, 2003.

Financial Condition & Liquidity

Cash Flow

Historically, Matrix has financed its operations with cash from operations and from advances under a credit agreement. Matrix’s cash and cash equivalents totaled approximately $1.1 million at August 31, 2004 and approximately $0.8 million at May 31, 2004. Operations of Matrix provided $17.3 million of cash for the three months ended August 31, 2004 as compared with providing $5.5 million of cash for the three months ended August 31, 2003, representing an increase of approximately $11.8 million. The increase in cash provided by operations was primarily due to decreased working capital needs that resulted from the lower revenues earned in the three months ended August 31, 2004 as compared to the three month ended August 31, 2003.

Bank Credit Facility

On March 7, 2003, the Company replaced its existing credit agreement with a $87.5 million senior credit facility entered into with a group of banks. The original credit agreement consisted of a five-year term loan up to $32.5 million and a three-year $55 million revolving credit facility. The Company pays LIBOR-based interest on funds borrowed under the term loan and funds borrowed on a revolving basis bear interest on a Prime or LIBOR-based option.

The credit agreement requires us to maintain certain financial ratios, limits the amount of additional borrowings and prohibits the payment of dividends. The credit facility is secured by substantially all of the properties and assets of Matrix and its domestic subsidiaries.

In August 2004, the Company’s credit facility was amended to convert $20 million of the revolver balance to a term loan (Term B loan), which matures August 31, 2005 and to reduce the credit commitment on the revolver by an equal amount. Interest on the new term loan is calculated at a rate equal to the Eurodollar Base Rate plus 3.25% until November 30, 2004, when the interest rate increases to an 18% fixed rate. The interest rate further increases by 3.0% on the last day of each fiscal quarter during which such $20 million term loan remains outstanding, beginning with the quarter ended February 28, 2005.

At August 31, 2004, $6.2 million was outstanding under the revolver, $26.1 million was outstanding under the five-year term loan and $20.0 million was outstanding under the Term B loan. In addition, $8.8 million of the revolver was utilized by outstanding letters of credit, which mature in 2004 and 2005. At August 31, 2004, remaining availability under the revolver was $20.0 million. The Company was paying a weighted average interest rate of 5.1% on the term loans and 5.3% on the revolver at August 31, 2004.

The Company was not in compliance with the Leverage Ratio under the credit agreement as of August 31, 2004. On October 6, 2004, the Company received a waiver for the non-compliance with respect to the period ending August 31, 2004. The waiver is specifically limited to such period and is not applicable to any subsequent periods. Also on October 6, 2004, the Company’s credit facility was amended to modify financial covenants that the Company expects to be in compliance with throughout the remaining term of the credit facility.

The Company intends to refinance the Term B loan and has retained a financial advisor to assist in the refinancing during the second quarter of fiscal 2005. Upon the full and complete payment of the Term B loan, availability under the revolver will increase to its original amount, subject to a permanent reduction equal to one-half of any alternative capital which may be obtained by Matrix to refinance the Term B loan.

Acquisition Payable

As part of the purchase of the Hake Group of Companies in Fiscal 2003, the Company entered into an acquisition payable for a portion of the purchase price. The acquisition payable is recorded at its fair value of $7.5 million and accreted for the change in its present value each period. Payments related to the acquisition payable are due annually on March 7 with $1.9 million due in each of 2005, 2006 and 2007, and $2.8 million due in 2008.

Capital Expenditures

Capital expenditures during the three months ended in August 31, 2004 totaled approximately $0.4 million. Although the Company’s original fiscal 2005 budget included capital expenditures of $6.3 million, the Company expects capital expenditures to be minimal for the first half of the year.

Conclusion

Matrix believes that its existing funds, amounts available from borrowing under its existing credit agreement, cash generated by operations, and our anticipated refinancing of the Term B note will be sufficient to meet the working capital needs through fiscal 2005 and for the foreseeable time thereafter unless significant expansions of operations not now planned are undertaken, in which case Matrix would need to arrange additional financing as a part of any such expansion.

Outlook

The softness experienced in the first quarter was more severe than anticipated, as our client base remained reluctant to take equipment out of service due to continued strong demand for product and storage capacity. The cost reduction strategies initiated at the end of fiscal 2004, which have reduced the fixed cost structure over $3.0 million annually, resulted in a one-time charge to first quarter earnings of $0.5 million, or $0.02 per fully diluted share, consisting mostly of severance costs. We were pleased with the strengthening of our Repair and Maintenance segment at the end of the first quarter and see a trend of increasing revenues in the upcoming quarters. Our backlog continues to increase and stood at $142.9 million, as of August 31, 2005 compared to $106.1 million at May 31, 2004.

Although we are only one quarter into the new fiscal year, a number of factors are making our ability to provide yearly guidance very difficult. While we expect continued growth in repair and maintenance as well as improved construction services’ margins in our existing backlog, we remain uncertain about the timing of the large capital construction projects we are following. Delays in the start of these projects would result in a shortfall of construction service revenue in this fiscal year prolonging the current underabsorbtion of fixed costs. In addition, the more conservative approach we have taken to negotiating terms and conditions implemented in light of our prior year challenges is beginning to cost us some opportunities. We believe the strategy is sound though the short-term impact will make attaining our previous earnings guidance less likely. As a result, we believe a reduction to $0.45 to $0.55 per fully diluted share on revenue of $425 to $475 million from our prior guidance of $0.60 to $0.70 per fully diluted share is appropriate.

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q which address activities, events or developments which we expect, believe or anticipate will or may occur in the future are forward-looking statements. The words “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts” and similar expressions are also intended to identify forward-looking statements.

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

These statements are based on certain assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in our Form 10-K for the year ended May 31, 2004 and listed from time to time in our filings with the Securities and Exchange Commission;

•	the impact of general economic, market or business conditions on our future revenues;

•	the deferral of capital expenditures or planned maintenance by our significant customers;

•	changes in laws or regulations; and

•	other factors, most of which are beyond our control.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. We assume no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk faced by us from those reported in our 2004 Annual Report on Form 10-K filed with the Securities Exchange Commission. For more information on market risk, see Part II, Item 7A in our 2004 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

We maintain controls and other procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As of August 31, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our periodic filings with the Securities and Exchange Commission.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our disclosure controls and internal controls and make modifications as necessary; our intent in this regard is that the disclosure controls and the internal controls will be modified as systems change and conditions warrant.

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended August 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

Not Applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2000, the Board of Directors authorized a stock buyback program, which permitted the purchase of up to 20% (i.e., 3,447,506 shares) of the common stock outstanding at that time. To date, Matrix has purchased 2,116,800 shares under the program and has authorization to purchase an additional 1,330,706 shares.

It is Matrix’s intent to utilize these purchased treasury shares solely for the satisfaction of stock issuance under the 1990, 1991 and 2004 Incentive Stock Option Plans and the 1995 Nonemployee Director Stock Option Plan.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Shares That May Yet Be Purchased Under the Plans or Programs
June 1, 2004 to June 30, 2004	0	$—	2,116,800	1,330,706
July 1, 2004 to July 31, 2004	0	$—	2,116,800	1,330,706
August 1, 2004 to August 31, 2004	0	$—	2,116,800	1,330,706

Total	0	$—	2,116,800	1,330,706

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits:

Exhibit 10.1:	Chief Executive Officer (“CEO”) Severance Agreement dated January 3, 2000.

Exhibit 10.2:	Chief Financial Officer (“CFO”) Severance Agreement dated June 1, 2004.

Exhibit 10.3:	Form of Stock Option Award Agreement.

Exhibit 10.4:	Amendment No. Seven to Credit Agreement.

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date: October 6, 2004	By: /s/ George L. Austin

George L. Austin Vice President-Finance and Chief Financial Officer signing on behalf of the registrant and as the registrant’s chief accounting officer.