Form 10-Q
period 2004-11-30
MATRIX SERVICE CO
filed 2005-01-06
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2004

or

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

As of January 5, 2005, there were 19,285,276 shares of the Company’s common stock, $0.01 par value per share, issued and 17,328,326 shares outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

Matrix Service Company

Consolidated Statements of Income

(in thousands, except share and per share data)

	Three Months Ended November 30, (unaudited)		Six Months Ended November 30, (unaudited)
	2004	2003	2004	2003
Revenues	$113,522	$170,913	$198,461	$329,675
Cost of revenues	102,554	157,835	180,779	303,517

Gross profit	10,968	13,078	17,682	26,158
Selling, general and administrative expenses	7,756	7,194	14,889	14,002
Restructuring, impairment and abandonment	(27)	54	148	52

Operating income	3,239	5,830	2,645	12,104

Other income (expense):
Interest expense	(1,080)	(737)	(1,981)	(1,441)
Interest income	1	3	1	14
Other	22	117	14	183

Income before income tax expense	2,182	5,213	679	10,860

Provision for federal, state and foreign income tax expense	889	2,121	278	4,413
Net earnings of joint venture	—	—	—	510

Net income	$1,293	$3,092	$401	$6,957

Earnings per share of common stock:
Basic	$0.07	$0.19	$0.02	$0.43
Diluted	$0.07	$0.18	$0.02	$0.40

Weighted average number of common shares:
Basic	17,319,133	16,498,412	17,294,411	16,340,145
Diluted (includes dilutive effect of stock options)	17,605,025	17,543,707	17,673,718	17,447,264

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Balance Sheets

(in thousands)

	November 30, 2004	May 31, 2004
	(unaudited)
ASSETS:

Current assets:
Cash and cash equivalents	$1,152	$752
Accounts receivable, less allowances (November 30 - $1,034, May 31 - $1,037)	86,877	88,336
Costs and estimated earnings in excess of billings on uncompleted contracts	23,651	24,221
Inventories	5,071	4,584
Income tax receivable	1,630	3,220
Deferred income taxes	1,457	1,493
Prepaid expenses	3,259	2,368

Total current assets	123,097	124,974

Property, plant and equipment at cost:
Land and buildings	25,210	24,518
Construction equipment	32,018	31,294
Transportation equipment	12,704	12,445
Furniture, fixtures and office equipment	8,896	8,743
Construction in progress	385	1,593

	79,213	78,593

Accumulated depreciation	36,156	32,939

Net property, plant and equipment	43,057	45,654

Goodwill	49,957	49,666
Other assets	1,259	1,253

Total assets	$217,370	$221,547

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Balance Sheets

(in thousands, except share data)

	November 30, 2004	May 31, 2004
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$37,728	$27,528
Billings on uncompleted contracts in excess of costs and estimated earnings	16,533	13,388
Accrued insurance	2,896	2,152
Other accrued expenses	7,163	11,264
Current capital lease obligation	58	—
Current portion of long-term debt	24,773	4,893
Current portion of acquisition payable	1,881	1,835

Total current liabilities	91,032	61,060

Long-term debt	28,232	64,209
Acquisition payable	5,758	5,614
Long-term capital lease obligation	126	—
Deferred income taxes	5,017	4,949

Stockholders’ equity:
Common stock - $.01 par value; 30,000,000 shares authorized and 19,285,276 shares issued as of November 30, 2004 and May 31, 2004	193	193
Additional paid-in capital	56,277	56,101
Retained earnings	35,966	35,585
Accumulated other comprehensive income (loss)	200	(395)

	92,636	91,484

Less: Treasury stock, at cost – 1,956,950 shares as of November 30, 2004 and 2,084,950 shares as of May 31, 2004	(5,431)	(5,769)

Total stockholders’ equity	87,205	85,715

Total liabilities and stockholders’ equity	$217,370	$221,547

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Cash Flow Statements

(in thousands)

	Six Months Ended November 30,
	2004	2003
	(unaudited)
Cash flow from operating activities:

Net income	$401	$6,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,519	3,180
Deferred income tax	104	890
Gain (loss) on sale of equipment	8	(6)
Accretion of acquisition payable	190	203
Earnings of joint venture	—	(857)
Change in value of interest rate swap	(104)	(190)
Amortization of accumulated loss on interest rate swap	83	114
Amortization of debt issuance costs	291	66
Changes in current assets and liabilities increasing (decreasing) cash:
Accounts receivable	1,459	(20,967)
Costs and estimated earnings in excess of billings on uncompleted contracts	570	4,695
Inventories	(487)	(105)
Prepaid expenses	(398)	748
Accounts payable	10,200	(14,299)
Billings on uncompleted contracts in excess of costs and estimated earnings	3,145	(4,739)
Accrued expenses	(3,357)	8,086
Income taxes receivable	1,717	941
Other	(58)	(115)

Net cash provided (used) by operating activities	17,283	(15,398)

Cash flow from investing activities:

Capital expenditures	(787)	(2,567)
Distribution from joint venture	—	701
Net effect of dissolution of joint venture	—	2,738
Proceeds from other investing activities	41	82

Net cash provided (used) by investing activities	$(746)	$954

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Cash Flow Statements

(in thousands)

	Six Months Ended November 30,
	2004	2003
	(unaudited)
Cash flows from financing activities:

Advances under bank credit agreement	$92,857	$155,512
Repayments on bank credit agreement	(108,849)	(141,796)
Capital lease borrowings	198	—
Capital lease repayments	(18)	—
Issuance of common stock	367	1,777
Payment of debt issuance costs	(814)	(13)

Net cash provided (used) by financing activities	(16,259)	15,480
Effect of exchange rate changes on cash	122	74

Increase in cash and cash equivalents	400	1,110

Cash and cash equivalents at beginning of period	752	775

Cash and cash equivalents at end of period	$1,152	$1,885

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Total
					Translation	Derivative
Balances, May 31, 2004	$193	$56,101	$35,585	$(5,769)	$(239)	$(156)	$85,715
Net Income			401				401
Other comprehensive income
Translation adjustment					543		543
Derivative activity						52	52

Comprehensive income							996
Exercise of stock options (128,000)		49	(20)	338			367
Tax effect of exercised stock options		127					127

Balances, November 30, 2004	$193	$56,277	$35,966	$(5,431)	$304	$(104)	$87,205

Balances, May 31, 2003	$96	$52,527	$26,304	$(8,179)	$(278)	$(289)	$70,181
Net income			6,957				6,957
Other comprehensive income
Translation adjustment					225		225
Derivative activity						71	71

Comprehensive income							7,253
Exercise of stock options (532,532)		182	(169)	1,764			1,777
Tax effect of exercised stock options		2,623					2,623
Stock Dividend	97	(97)					—

Balances, November 30, 2003	$193	$55,235	$33,092	$(6,415)	$(53)	$(218)	$81,834

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

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R) (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based” Compensation (SFAS 123) Statement 123(R) supersedes APB 25. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Statement 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. The Company plans to adopt Statement 123(R) effective June 1, 2005.

Pro forma information regarding net income and earnings per share, as required by SFAS 123, will be provided until Statement 123(R) is adopted. The pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for employee stock options outstanding as of the end of the periods presented was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	November 30,
	2004	2003
Risk-free interest rate	3.7%	4.1%
Expected volatility	60.6%	56.4%
Expected life in years	4.8	4.8
Expected dividend yield	—	—

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

The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 using the Black-Scholes option valuation model:

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net Income as Reported	$1,293	$3,092	$401	$6,957
Compensation Expense from Stock Options	95	114	180	207

Pro Forma Net Income	$1,198	$2,978	$221	$6,750

Earnings per Common Share as Reported:
Basic	$0.07	$0.19	$0.02	$0.43
Diluted	$0.07	$0.18	$0.02	$0.40

Pro Forma Earnings per Common Share:
Basic	$0.07	$0.18	$0.01	$0.41
Diluted	$0.07	$0.17	$0.01	$0.39

NOTE 3 – SEGMENT INFORMATION

The Company’s operating segments have been aggregated into two reportable segments, Construction Services and Repair and Maintenance Services.

The Construction Services segment includes turnkey and specialty construction services provided primarily to the downstream petroleum and power industries. These services include civil/structural, mechanical, piping, electrical and instrumentation, millwrighting, steel fabrication and erection, specialized heavy hauling and rigging, boiler work, engineering, and fabrication and construction of aboveground storage tanks.

The Repair & Maintenance Services segment provides routine, preventive and emergency-required maintenance and repair services primarily to the downstream petroleum and power industries. These services include plant turnarounds, power outages, industrial cleaning, facility and AST maintenance and repair.

Other consists of items related to previously disposed of businesses.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. Overhead costs are allocated to the segments based upon revenue.

Segment assets consist of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment and goodwill. Goodwill related to the Hake acquisition was included in Other until it was allocated to reporting units in the third quarter of fiscal 2004.

Matrix Service Company

2nd Quarter Results of Operations

(in thousands)

	Construction Services	Repair & Maintenance Services	Other	Combined Total
Three Months ended November 30, 2004
Gross revenues	$62,831	$53,681	$—	$116,512
Less: Inter-segment revenues	(2,885)	(105)	—	(2,990)

Consolidated revenues	59,946	53,576	—	113,522
Gross profit	5,440	5,528	—	10,968
Operating income	1,268	1,944	27	3,239
Income before income tax expense	552	1,603	27	2,182
Net income	329	948	16	1,293

Segment assets	124,722	63,389	29,259	217,370
Capital expenditures	168	120	107	395
Depreciation and amortization expense	931	856	—	1,787

Three Months ended November 30, 2003
Gross revenues	$128,506	$44,915	$—	$173,421
Less: Inter-segment revenues	(2,504)	(4)	—	(2,508)

Consolidated revenues	126,002	44,911	—	170,913
Gross profit	9,021	4,057	—	13,078
Operating income	4,567	1,263	—	5,830
Income before income tax expense	4,163	1,050	—	5,213
Net income	2,543	549	—	3,092

Segment assets	133,834	63,224	23,176	220,234
Capital expenditures	296	472	540	1,308
Depreciation and amortization expense	840	777	—	1,617

Six Months ended November 30, 2004
Gross revenues	$109,610	$94,438	$—	$204,048
Less: Inter-segment revenues	(5,338)	(249)	—	(5,587)

Consolidated revenues	104,272	94,189	—	198,461
Gross profit	8,232	9,450	—	17,682
Operating income	300	2,493	(148)	2,645
Income (loss) before income tax expense	(983)	1,810	(148)	679
Net income (loss)	(588)	1,077	(88)	401

Segment assets	124,722	63,389	29,259	217,370
Capital expenditures	256	208	323	787
Depreciation and amortization expense	1,812	1,707	—	3,519

Six Months ended November 30, 2003
Gross revenues	$254,901	$80,323	$—	$335,224
Less: Inter-segment revenues	(5,492)	(57)	—	(5,549)

Consolidated revenues	249,409	80,266	—	329,675
Gross profit	18,877	7,281	—	26,158
Operating income	9,836	2,268	—	12,104
Income before income tax expense	9,019	1,841	—	10,860
Net income	5,941	1,016	—	6,957

Segment assets	133,834	63,224	23,176	220,234
Capital expenditures	584	1,124	859	2,567
Depreciation and amortization expense	1,750	1,430	—	3,180

Segment revenue from external customers by industry type are as follows:

	Construction Services	Repair & Maintenance Services	Total
Three Months Ended November 30, 2004
Power Industry	$19,314	$3,560	$22,874
Downstream Petroleum Industry	29,687	46,873	76,560
Other Industries	10,945	3,143	14,088

Total	$59,946	$53,576	$113,522

Three Months Ended November 30, 2003
Power Industry	$91,463	$4,359	$95,822
Downstream Petroleum Industry	30,984	37,279	68,262
Other Industries	3,556	3,273	6,829

Total	$126,002	$44,911	$170,913

Six Months Ended November 30, 2004
Power Industry	$30,568	$4,923	$35,491
Downstream Petroleum Industry	57,753	83,502	141,255
Other Industries	15,951	5,764	21,715

Total	$104,272	$94,189	$198,461

Six Months Ended November 30, 2003
Power Industry	$176,482	$6,660	$183,142
Downstream Petroleum Industry	67,429	69,344	136,773
Other Industries	5,498	4,262	9,760

Total	$249,409	$80,266	$329,675

Other Industries consists primarily of wastewater, food and beverage, electronics and paper industries.

NOTE 4 – INCOME TAXES

Deferred income taxes are computed using the liability method whereby deferred tax assets and liabilities are recognized based on temporary differences between financial statement and tax basis of assets and liabilities using presently enacted tax rates.

NOTE 5 – REPORTING ACCUMULATED OTHER COMPREHENSIVE INCOME

Other comprehensive income and accumulated other comprehensive income consisted of foreign currency translation adjustments and fair value adjustments of derivative instruments.

	Three Months Ended November 30, (unaudited)		Six Months Ended November 30, (unaudited)
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net Income	$1,293	$3,092	$401	$6,957
Other comprehensive income	166	271	595	296

Comprehensive income	$1,459	$3,363	$996	$7,253

NOTE 6 – DEBT

Long-term debt consists of the following:

	November 30, 2004	May 31, 2004
	(In Thousands)
Borrowings under bank credit facility:
Revolving credit facility	$7,879	$40,390
Term note	24,959	28,441
Term B note	20,000	—
Interest rate swap liability	167	271

	53,005	69,102
Less current portion
Term note	4,643	4,643
Term B note	20,000	—
Interest rate swap liability	130	250

Long-term debt	$28,232	$64,209

Credit Agreement and Revolving Credit Facility

On March 7, 2003, we replaced our existing credit agreement with an $87.5 million senior credit facility entered into with a group of banks. The credit agreement originally consisted of a five-year term loan of $32.5 million and a three-year $55 million revolving credit facility. The credit facility is secured by substantially all of our properties and assets and those of our domestic subsidiaries. We pay LIBOR-based interest on funds borrowed under the term loan and funds borrowed on a revolving basis bear interest on a Prime or LIBOR-based option.

In August 2004, the credit facility was amended to convert $20 million of the revolver balance to a term loan (Term Loan B), which matures August 31, 2005 and to reduce the credit commitment on the revolver by an equal amount from $55 million to $35 million. The facility was further amended in December 2004 to provide that interest on Term Loan B be calculated at a 12.5% per annum fixed rate from November 30, 2004 until March 31, 2005, when the interest rate increases to an 18% per annum fixed rate. The interest rate further increases to a 21% per annum fixed rate on June 30, 2005. Upon a full and complete refinancing of Term Loan B, availability under the revolver will increase to its original amount, subject to a permanent reduction equal to one-half of any alternative capital obtained by Matrix to refinance Term Loan B. Therefore, a full and complete refinancing of Term Loan B would result in a $45 million revolving credit facility. We expect to refinance the Term Loan B prior to March 31, 2005, but cannot make any assurances that we will be able to do so.

At November 30, 2004, $7.9 million was outstanding under the revolver, $24.9 million was outstanding under the five-year term loan and $20.0 million was outstanding under Term Loan B. In addition, $9.3 million of the revolver was utilized by outstanding letters of credit, which mature in 2005. At November 30, 2004, remaining availability under the credit facility consisted of $17.8 million available under the revolver. We were paying a weighted average interest rate of 5.4% on the term loans and 5.8% on the revolver at November 30, 2004. We expect the weighted average rate on the term loans to increase to approximately 9.0% in the third quarter of fiscal 2005.

Our credit agreement requires us to maintain certain financial ratios, limits the amount of our capital expenditures, limits the amount of additional borrowings we may incur and prohibits the payment of cash dividends.

Financial ratios currently contained in our credit agreement are as follows:

•	A fixed charge coverage ratio of not less than 1.15 to 1.0 through February 28, 2005; 1.0 to 1.0 from March 1, 2005 through May 31, 2005; and 1.25 to 1.0 thereafter. The fixed charge coverage ratio is calculated as (i) consolidated EBITDA for the then most recently ended fiscal four quarters less dividends paid in cash, taxes paid in cash and capital expenditures for the same period to (ii) scheduled current maturities of long-term debt for the following four fiscal quarters plus consolidated interest expense for the then most recently ended fiscal four quarters. Consolidated EBITDA is defined in the credit agreement as consolidated net income plus, to the extent included in determining consolidated net income, consolidated (i) interest expense, (ii) tax expense, (iii) depreciation, amortization and other non-cash charges, (iv) losses on the sale of fixed assets and (v) extraordinary losses realized other than in the ordinary course of business minus (i) gains on sales of fixed assets and (ii) extraordinary gains realized other than in the ordinary course of business.

•	A total debt leverage ratio not to exceed 4.5 to 1.0 through February 28, 2005 and 3.50 to 1.0 thereafter. The total debt leverage ratio is calculated as (i) consolidated debt plus the face value of the acquisition payable to the former shareholders of Hake, to (ii) consolidated EBITDA for the then most recently ended four fiscal quarters.

•	A senior debt leverage ratio not to exceed 3.0 to 1.0 through February 28, 2005 and 2.25 to 1.0 thereafter. The senior debt leverage ratio is calculated as (i) total debt outstanding under the credit facility excluding Term Loan B plus the face value of the acquisition payable to the former shareholders of Hake, to (ii) consolidated EBITDA for the then most recently ended four fiscal quarters.

•	A minimum net worth of at least $75 million plus one hundred percent of quarterly positive net income less dividends paid and treasury stock purchased commencing with the fiscal quarter ended August 31, 2004.

The credit agreement also limits our capital expenditures to $8 million for fiscal 2005 and $9 million annually thereafter, limits unsecured indebtedness we may borrow for general operating purposes to $1 million, limits capital lease obligations to $15 million and limits the amount of letters of credit we may have outstanding to $15 million.

In connection with the August 2004 amendment to our Credit Agreement, we also amended the terms of our financial covenants and in October 2004, we further amended our credit agreement to ease the restrictiveness of our financial covenants. The following table presents the required and actual financial covenant measures in effect as of May 31, 2004, August 31, 2004 and November 30, 2004:

	May 31, 2004		August 31, 2004		November 30, 2004
Fixed Charge Ratio
Minimum Ratio Required	1.40		1.15		1.15
Actual Ratio	1.66		1.28		1.44

Total Debt Leverage Ratio
Maximum Ratio Allowed	2.50		3.25		4.50
Actual Ratio	3.06	*	3.43	*	3.99

Senior Debt Leverage Ratio
Maximum Ratio Allowed	N/A		3.25		3.00
Actual Ratio	N/A		2.31		2.68

Net Worth
Minimum Net Worth Required	$66,596,000		$75,000,000		$76,293,000
Actual Net Worth	85,715,000		85,436,000		87,205,000

*	Based on our forecasted results of operations and our amended covenants, our prospective covenant calculations indicated compliance with those covenants for the upcoming 12 months at both May 31, 2004 and August 31, 2004. However, we exceeded the maximum Total Debt Leverage Ratio allowed under our credit agreement on both those dates. The non-compliance with the Total Debt Leverage Ratio at May 31, 2004 was primarily attributable to operating results for the fourth quarter of fiscal 2004, which were negatively impacted by projects that experienced significant cost overruns during that period. The non-compliance at August 31, 2004 was primarily attributable to results of operations for our first quarter of fiscal 2005 being less than projected due primarily to lower than anticipated revenues, which resulted in under absorption of our fixed costs. The decrease in actual revenues as compared to the projection was attributable to the timing of revenue recognition and award of contracts. In addition, our actual legal costs exceeded our estimates, which were based on estimates provided by our outside counsel.

We were in compliance with our debt covenants at November 30, 2004 and based on our prospective covenant calculations at November 30, 2004, we expect to be in compliance with our financial covenants for the upcoming twelve months.

NOTE 7 – ACQUISITION PAYABLE

As part of the purchase of the Hake group of companies in Fiscal 2003, the Company entered into an acquisition payable for a portion of the purchase price. The acquisition payable is recorded at its fair value of $7.6 million and accreted for the change in its present value each period utilizing a 5.1% effective interest rate. Payments related to the acquisition payable are due annually on March 7 with $1.9 million due in each of 2005, 2006 and 2007, and $2.7 million due in 2008.

Pursuant to the purchase agreement, the former shareholders of Hake agreed, jointly and severally, to indemnify Matrix for damages it suffers due to breaches of representations and warranties made by the shareholders with respect to, among other things, its employee benefit plans; the ownership, use and condition of its assets and the performance by Hake of its contractual obligations and its obligations under applicable laws, including employment and environmental laws. As to these matters, Matrix may recover its damages only if its claims for damages are made by March 7, 2008, the amount of damages claimed as to any single event exceeds a de minimus amount of $10,000, and only after the aggregate amount of all such claims excluding de minimus claims exceeds $250,000. In order to better assure the payment to Matrix of any claims by it for indemnity, $10 million of the purchase price for Hake was in the form of deferred purchase price payable to the former shareholders or their designee. Upon final determination that a claim for indemnity is proper, the amount of the claim can be deducted by Matrix from the deferred payments of the purchase price. The remaining deferred purchase obligations to be paid in the future total approximately $8.4 million. The Company does not believe that the amount of future claims will exceed the remaining deferred purchase obligations. Since the purchase date on March 7, 2003, Matrix claims have not exceeded $250,000, and thus no adjustment to the deferred purchase price has been made related to indemnifications by the former shareholders of Hake.

NOTE 8 – CONTINGENCIES

Insurance Reserves

The Company maintains workers’ compensation insurance, with statutory limits; general liability insurance; auto liability insurance in the primary amount of $2.0 million per occurrence; contractor’s pollution liability insurance in the amount of $10.0 million per occurrence; and pollution legal liability for owned and leased properties in the amount of $2.0 million per occurrence. The Company has deductibles or self-insured retentions in the amount of $10,000 for damage to owned or leased properties; $250,000 for workers’ compensation, $100,000 for general liability, $0 for auto liability, $50,000 for contractor’s pollution liability and $25,000 for pollution legal liability. Matrix also maintains an umbrella policy with coverage limits of $25.0 million per project, policies to cover our equipment and other property with coverage limits of $16.0 million per occurrence, and policies for construction with coverage limits of $16.0 million per project. Most policies provide for coverage on an occurrence basis rather than a “claims made” basis. Matrix maintains a performance and payment bonding line of $150.0 million.

Management estimates the reserve for claims based on knowledge of the circumstances surrounding the claims, the nature of any injuries involved, historical experience and estimates of future costs provided by certain third parties. Changes in the assumptions underlying the accrual could cause actual results to differ from the amounts reserved.

Legion Insurance Dispute

Matrix, as plaintiff, is currently in litigation in the Tulsa County District Court in the State of Oklahoma over matters arising out of a workers’ compensation program with a former insurance provider. These matters involve contests over a letter of credit (“LC”) for $2.0 million, a bond for $2.1 million and a deposit of $0.5 million pledged to secure Matrix’s obligations under this prior program. As a part of its insurance program with Legion Insurance Company (“Legion”), Legion used an offshore insurance company, Mutual Indemnity (“Mutual”), which was domiciled in Bermuda. Matrix purchased preferred stock in Mutual, which then reinsured part of the workers’ compensation exposure that was underwritten by Legion. Matrix assumed the first $250,000 of any occurrence involving injury to Matrix employees. If there was an occurrence, Legion would process and pay all claims for all Matrix employees injured in that occurrence. On a monthly basis, Legion would then be reimbursed by Mutual for the actual claim payments made, up to $250,000 per occurrence. Matrix would then reimburse Mutual for the amount of the claims paid by Legion during that month.

Matrix funded two escrow accounts, one of which was used to administer individual claims and the other of which acted as a working escrow account to reimburse Mutual. Mutual’s insurance regulators also required Matrix to post an LC for $2.0 million and a surety bond in the amount of $2.1 million as security for its potential future claim payment liability.

On April 1, 2002, the Insurance Commissioner for the State of Pennsylvania placed Legion into rehabilitation. Matrix was concerned that the security held by Mutual would be commingled with other shareholder assets and not used exclusively to pay Matrix claims. Matrix filed suit in the Tulsa County district court to require a full accounting of all funds held by Mutual and restrain Mutual from drawing on the LC or surety bond. The court granted a temporary restraining order prohibiting the use of such assets for the payment of claims other than Matrix claims.

On July 25, 2003, a Pennsylvania court placed Legion into liquidation. At that time, all open workers’ compensation claims were sent to the various state guaranty funds for handling. Many of the states have denied responsibility with respect to Matrix claims because Matrix’s net worth exceeded the statutory maximum as of December 31, 2002, the year preceding the Legion liquidation, under which claims would be handled by the individual state guaranty funds. Those states returned the claims back to Matrix for direct handling. In other states where Matrix has exposure, the state guaranty funds took over the claims. In recent months, however, some of those states have billed Matrix for reimbursement of payments made on Matrix claims.

Matrix is continuing to negotiate with Mutual for a reduction or elimination of the LC and surety bond. Matrix and Mutual have reached a tentative settlement in which a permanent injunction would replace the temporary restraining order prohibiting Mutual from drawing upon either the LC or bond, provided that Matrix continues to pay amounts owed directly to the Legion Liquidator or the individual state guaranty funds and works with the Liquidator to release Mutual from future liability with respect to Matrix claims. Matrix cannot predict when a final settlement will be reached due to difficulty in quantifying the precise exposure of Mutual for outstanding claims.

All claims that are outstanding with the Legion Liquidator, state guaranty funds and Mutual are claims that originated prior to May 1, 2002, the date on which Matrix replaced the Legion insurance program with workers’ compensation insurance provided by “A” rated workers compensation carriers. Matrix has accrued approximately $0.8 million for these claims. Matrix believes that this accrual is adequate to cover all remaining claims which Matrix may be required to pay as a result of its net worth exceeding the statutory maximum. It is still possible that Matrix will experience some additional exposure from the total of $4.6 million of existing security, consisting of the escrow accounts, LC and surety bond, until a final settlement agreement with Mutual is signed, a permanent injunction is entered and the LC and surety bond are cancelled. Matrix believes that it is adequately reserved for this matter and does not believe resolution of this issue will have a material effect on the Company’s financial position, results of operations and liquidity.

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

Despite what appears to be a favorable outcome to Matrix to date, the claim made by the AQMD against the customer remains outstanding. And while the existing relationship between Matrix and its customer may be positive, the possibility of incurring a significant civil penalty may still cause the customer to assert claims against Matrix that it believes may be valid under the Master Services Agreement. Matrix has conducted no discovery to date other than a review of its own records. There can be no assurance that Matrix will not become a party in litigation relating to this matter or what the outcome of any such litigation would be given the inherent uncertainty as to the outcome of any litigation. The Company currently cannot provide any estimate of possible loss or range of possible loss for this matter.

Joint Venture Dispute

In March 2000, the Company entered into a joint venture partnership agreement for the construction of a pulp and paper project. In May 2001, the joint venture became impaired and Matrix fully reserved the net investment amount. As of May 31, 2004 and November 30, 2004, trade receivables include a $1.3 million balance from this affiliated joint venture, which is believed to be fully recoverable. The joint venture is currently in litigation with the owner of the pulp and paper project and has indicated to Matrix that recoveries sought are in excess of the amount payable to Matrix.

Bankrupt Customer

On September 30, 2003, a customer of Matrix filed for Chapter 11 bankruptcy protection. Matrix has accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts from the customer of approximately $5.8 million at November 30, 2004. As a result of the customer’s bankruptcy, the Company has provided a reserve for its estimated potential loss, which management believes is adequate. Matrix will continue to assess the adequacy of the reserve as additional information becomes available.

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

In May 2004, Matrix initiated a lawsuit in the Superior Court of New Jersey, Mercer County, against the former general contractor of a project for claims totaling in excess of $10 million. Matrix has also filed a lien against the owner and has a guaranty of the general contractor’s parent corporation upon which the Company has also instituted litigation in the U.S. District Court for the Southern District of New York. The lawsuits are in their early stages and no discovery has occurred to date. Matrix believes it is adequately reserved for any potential loss related to the dispute and will continue to assess the adequacy of the reserve as additional information becomes available.

Unapproved Change Orders and Claims

As of November 30, 2004 and May 31, 2004, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of approximately $7.9 million and $9.4 million, respectively, and claims of approximately $5.5 million and $4.4 million, respectively. Amounts disclosed for unapproved change orders and claims include amounts associated with contract disputes discussed above. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers generally will not pay these amounts to Matrix until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

Other

The Company and its subsidiaries are named defendants in various other legal actions and is vigorously defending against each of them. It is the opinion of management that none of such legal actions will have a material effect on the Company’s financial position, results of operations and liquidity.

NOTE 9 – Stock Dividend

During the second quarter of fiscal 2004, the Company declared a two-for-one stock split payable on November 21, 2003 in the form of a one-for-one stock dividend to shareholders of record on October 31, 2003. All shares and earnings per share amounts have been restated for all periods presented to reflect the change in the capital structure.

NOTE 10 – Earnings per Common Share

Basic earnings per common share is calculated based on the weighted average shares outstanding during the period. Dilutive earnings per share includes the dilutive effect of employee stock options. Diluted earnings per share excludes 368,300 options which were antidilutive at November 30, 2004, as the exercise prices of the options exceeded the average market price of common stock for the first six months of fiscal 2005. There were no antidilutive options in the first six months of fiscal 2004.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The following is a discussion of our most critical accounting policies, judgments and uncertainities that are inherent in our application of GAAP.

Revenue Recognition

Matrix records profits on long-term construction contracts on a percentage-of-completion basis on the cost-to-cost method. Contracts in process are valued at cost plus accrued profits less billings on uncompleted contracts. Contracts are generally considered substantially complete when field construction is completed. Matrix includes pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs, when Matrix determines that it is responsible for the procurement and management of such cost components on behalf of the customer.

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

Matrix records revenue on reimbursable and time and material contracts based on a proportional performance basis as costs are incurred.

Claims Recognition

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of anticipated additional costs incurred by us. Recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. We must determine if:

•	there is a legal basis for the claim;

•	the additional costs were caused by circumstances that were unforeseen by the Company and are not the result of deficiencies in our performance;

•	the costs are identifiable or determinable and are reasonable in view of the work performed; and

•	the evidence supporting the claim is objective and verifiable.

If all of these requirements are met, revenue from a claim is recorded only to the extent that we have incurred costs relating to the claim.

As of November 30, 2004 and May 31, 2004, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of approximately $7.9 million and $9.4 million, respectively, and for other claims of approximately $5.5 million and $4.4 million, respectively. Historically, our collections for unapproved change orders and other claims have approximated the amount of revenue recognized.

The following table provides a rollforward of revenue recognized on claims and unapproved change orders.

	Claims for Unapproved Change Orders	Other Claims	Total
	(In Thousands)
Balance at May 31, 2003	$1,834	$1,998	$3,832
Additions	4,459	733	5,192
Collections	(75)	(175)	(250)
Gain/(Loss)	(124)	(104)	(228)

Balance at November 30, 2003	$6,094	$2,452	$8,546

Balance at May 31, 2004	$9,359	$4,403	$13,762
Additions	76	2,229	2,305
Collections	(1,855)	(1,094)	(2,949)
Gain/(Loss)	358	(36)	322

Balance at November 30, 2004	$7,938	$5,502	$13,440

Loss Contingencies

Various legal actions, claims, and other contingencies arise in the normal course of our business. Contingencies are recorded in the consolidated financial statements, or are otherwise disclosed, in accordance with SFAS No. 5 “Accounting for Contingencies”. Specific reserves are provided for loss contingencies to the extent we conclude their occurrence is both probable and estimable. We use a case-basis evaluation of the underlying data and update our evaluation as further information becomes known. We believe that any amounts exceeding our recorded accruals should not materially affect our financial position, results of operations or liquidity. However, the results of litigation are inherently unpredictable and the possibility exists that the ultimate resolution of one or more of these matters could result in a material adverse effect on our financial position, results of operations or liquidity.

Purchase Price Allocation

The purchase price for an acquisition is allocated to the net assets acquired based upon their estimated fair values on the date of acquisition. We record the excess of purchase price over fair value of the net assets acquired as goodwill. The fair value of net assets is primarily based upon estimated future cash flows associated with the net assets. Accordingly, our post-acquisition financial statements are materially impacted by and dependent on the accuracy of management’s fair value estimates at the time of acquisition. Our experience has been that the most significant of these estimates relate to the values assigned to construction contracts in progress and production backlog. These estimates can have a positive or negative material effect on future reported operating results.

Debt Covenant Compliance

We have certain financial covenants we are required to maintain under our credit facility. In the event of a financial covenant violation that is not appropriately waived by the lenders, or otherwise cured, re-payment of borrowings under the credit facility could be accelerated. Additionally, if a covenant violation has occurred (or would have occurred absent a loan modification), borrowings will be classified as current if it is probable that we will not maintain covenant compliance within the next twelve months. In this event, we are required to develop financial projections that allow us to assess the probability of whether or not we will be in covenant compliance for the subsequent 12-month period from the balance sheet date. Key assumptions utilized in the projections include estimated timing of the award and performance of work, estimated cash flows and estimated borrowing levels. These projections represent our best estimate of our operating results and financial condition for the subsequent 12-month period.

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. As of May 31, 2004 and November 30, 2004, insurance reserves totaling $2.2 million and $2.9 million, respectively, are reflected on our balance sheet. These amounts represent our best estimate of our ultimate obligations for asserted claims plus claims incurred but not yet reported at the balance sheet date. We establish specific reserves for claims using case-basis evaluations of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. Additionally, the actual results of claim settlements could differ from the amounts estimated.

Goodwill

Goodwill and intangible assets with indefinite useful lives are tested at least annually for impairment. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Goodwill is evaluated for impairment by first comparing management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. Reporting units for purposes of goodwill impairment calculations are one level below or at our segment level.

Management utilizes a discounted cash flow analysis to determine the estimated fair value of our reporting units. Judgments and assumptions related to revenue, gross margins, operating expenses, interest, capital expenditures, cash flow and market assumptions are inherent in these estimates. As a result, use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and ultimately results in the recognition of impairment charges in the financial statements. We utilize four assumption scenarios and assign probabilities to each of these scenarios in our discounted cash flow analysis. The results of the discounted cash flow analysis are then compared to the carrying value of the reporting unit.

If the carrying value of a reporting unit exceeds its fair value, a computation of the implied fair value of goodwill is compared with its related carrying value. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount of the excess. If an impairment charge is incurred, it would negatively impact our results of operations and financial position. We perform our annual analysis during the fourth quarter of each year and in any other period in which indicators of impairment warrant an additional analysis. Upon completion of our Fiscal Year 2004 analysis, we determined that no impairment charge was necessary.

Results of Operations

Overview

The Company’s operating segments have been aggregated into two reportable segments, Construction Services and Repair & Maintenance Services.

The Construction Services segment includes turnkey and specialty construction services provided primarily to the downstream petroleum and power industries. These services include civil/structural, mechanical, piping, electrical and instrumentation, millwrighting, steel fabrication and erection, specialized heavy hauling and rigging, boiler work, engineering, and fabrication and construction of aboveground storage tanks.

The Repair & Maintenance Services segment provides routine, preventive and emergency-required maintenance and repair services primarily to the downstream petroleum and power industries. These services include plant turnarounds, power outages, industrial cleaning, facility and AST maintenance and repair.

Significant fluctuations in revenues, gross profits and operating results are discussed below on a consolidated basis and for each segment. Our revenues fluctuate from quarter to quarter due to many factors, including the changing product mix and project schedules which are dependent on the level and timing of customer releases of new business.

THREE MONTHS ENDED NOVEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2003

Consolidated

Consolidated revenues were $113.5 million for the three months ended November 30, 2004, a decrease of $57.4 million or 33.6% from consolidated revenues of $170.9 million for the three months ended November 30, 2003. The decrease in consolidated revenues resulted from a $66.1 million decrease in Construction Services revenues partially offset by a $8.7 million increase in Repairs & Maintenance Services revenues.

Consolidated gross margins decreased from $13.1 million for the quarter ended November 30, 2003 to $11.0 million for the quarter ended November 30, 2004. The $2.1 million decrease in gross margin resulted from the 33.6% decline in quarterly revenues partially offset by higher gross margin percentages attained by operations. The consolidated gross margin percent improved from 7.7% for the three months ended November 30, 2003 to 9.7% for the three months end November 30, 2004. This 26% improvement was the result of higher gross margins in both operating segments.

Consolidated SG&A expenses were $7.8 million for the second quarter of fiscal 2005 compared to $7.2 million in the second quarter last year. This increase of $0.6 million was due to $1.0 million of additional legal costs related to collection issues previously disclosed combined with $0.2 million of additional audit and accounting fees associated with Sarbanes-Oxley compliance. These increases were partially offset by cost reduction strategies and a reduction in employee incentives, which are based on the attainment of financial goals. The recurring SG&A of approximately $6.6 million is in line with our expectations in light of the cost reduction measures implemented in the first quarter of this year. SG&A expense as a percentage of revenue increased to 6.8% for the second quarter of fiscal 2005 compared to 4.2% last fiscal year as a result of the higher SG&A expenses combined with a 33.6% decrease in revenues.

Interest expense increased to $1.1 million for the quarter ended November 30, 2004 as compared to $0.7 million for the comparable period of the prior fiscal year due to higher interest rates and the increased level of debt that resulted from collection issues and contract disputes experienced in fiscal 2004.

Income before income tax expense decreased from $5.2 million for the second quarter of fiscal 2004 to $2.2 million for the second quarter of fiscal 2005. This $3.0 million decrease was due to higher SG&A and interest expense combined with the lower gross margin resulting from the decline in consolidated revenues.

The effective tax rate for each of the three-month periods ended November 30, 2004 and 2003 was 40.7%.

Construction Services

Construction Services’ revenues for the quarter ended November 30, 2004 were $59.9 million, compared to $126.0 million in the comparable quarter of the prior year, a decrease of $66.1 million or 52.4%. The decrease was primarily due to lower revenues from the Power Industry offset somewhat by higher revenues from Other Industries. Power Industry revenues decreased $72.2 million as a result of the completion of two large power projects performed by our Eastern operations in fiscal 2004 that were not replaced dollar for dollar in the first half of fiscal 2005. Revenue from Other Industries, which consists primarily of wastewater, food and beverage, electronics and paper industries, increased $7.4 million.

Construction Services gross margins increased from 7.2% in the second quarter of fiscal 2004 to 9.1% in the second quarter of fiscal 2005 as large low margin power projects performed by our Eastern operations in fiscal 2004 were partially replaced with higher-margin Other Industries work in fiscal 2005. This increase was partially offset by downward pressure on our margins attributable to a lower revenue base available for fixed cost absorption. Gross profit decreased from $9.0 million in the second quarter of fiscal 2004 to $5.4 million in the second quarter of fiscal 2005, a decrease of 39.7% due to the decrease in the volume of business that was partially offset by higher margins.

The operating income and income before income tax expense for the three months ended November 30, 2004 of $1.3 million and $0.6 million, respectively, were significantly lower than the operating income and income before income tax expense of $4.5 million and $4.2 million, respectively, produced for the three months ended November 30, 2003, primarily due to a lower consolidated revenue base available for fixed cost absorption in the first half of fiscal 2005 combined with higher interest expense.

Repair & Maintenance Services

Revenues from Repair & Maintenance Services increased $8.7 million or 19.3% from $44.9 million for the second quarter of fiscal 2004 to $53.6 million for the second quarter of fiscal 2005. The improvement resulted from increased revenues from the Downstream Petroleum Industry, which increased $9.6 million for the quarter, resulting from continued strong turnaround activity.

Gross margins of 10.3% for the three months ended November 30, 2004 were higher than the gross margins of 9.0% for the three months ended November 30, 2003 as a result of a higher volume of refinery turnarounds. Gross profit increased from $4.1 million in the second quarter of fiscal 2004 to $5.5 million in the second quarter of fiscal 2005, an increase of 36.3%.

Operating income and income before tax expense for the three months ended November 30, 2004 of $1.9 million and $1.6 million, respectively, were higher than the $1.3 million and $1.1 million, respectively, produced for the three months ended November 30, 2003 primarily due to the higher gross margin attained offset somewhat by a lower consolidated revenue base available for fixed cost absorption and higher interest expenses in the second quarter of fiscal 2005.

SIX MONTHS ENDED NOVEMBER 30, 2004 COMPARED TO SIX MONTHS ENDED NOVEMBER 30, 2003

Consolidated

Consolidated revenues were $198.5 million for the six months ended November 30, 2004, a decrease $131.2 million or 39.8% from consolidated revenues of $329.7 million for the six months ended November 30, 2003. The decrease in consolidated revenues resulted from a $145.1 million decrease in Construction Services revenues partially offset by a $13.9 million increase in Repairs & Maintenance Services revenues.

Consolidated gross margins decreased from $26.2 million for the six months ended November 30, 2003 to $17.7 million for the six months ended November 30, 2004. The $8.5 million decrease in gross margin resulted from the 39.8% decline in revenues partially offset by higher gross margin percentages. Consolidated gross margin percent improved from 7.9% for the six months ended November 30, 2003 to 8.9% for the six months end November 30, 2004. This 13% improvement was the result of higher gross margins in both operating segments.

Consolidated SG&A expenses were $14.9 million for the first six months of fiscal 2005 compared to $14.0 million for the first six months of the prior year. This increase of $0.9 million was due to $1.6 million of additional legal costs related to collection issues previously disclosed combined with $0.4 million of additional audit and accounting fees associated with Sarbanes-Oxley compliance. These increases were partially offset by cost reduction strategies and a reduction in employee incentives, which are based on attainment of financial goals. SG&A expense as a percentage of revenue increased to 7.5% compared to 4.3% in the first half of the prior fiscal year as a result of the higher SG&A expenses combined with a 39.8% decrease in revenues.

Interest expense increased to $2.0 million for the six months ended November 30, 2004 as compared to $1.4 million for the comparable period for the prior fiscal year due to higher interest rates and the increased level of debt that resulted from collection issues and contract disputes experienced in fiscal 2004.

Income before income tax expense decreased from $10.9 million for the first six months of fiscal 2004 to $0.7 million for the first six months of fiscal 2005. This $10.2 million decrease was primarily due to the lower gross margin attributable to the decline in revenues combined with higher SG&A and interest expenses.

The effective tax rates for the six months ended November 30, 2004 and 2003 were 40.9% and 40.6%, respectively.

Construction Services

Construction Services’ revenues for the six months ended November 30, 2004 were $104.3 million, compared to $249.4 million in the comparable six months of the prior year, a decrease of $145.1 million or 58.2%. The decrease was primarily due to a $145.9 million decrease in revenues from the Power Industry, which resulted from two large power projects performed by our Eastern operations in fiscal 2004 that were not replaced dollar for dollar in the first half of fiscal 2005. In addition, revenues from the Downstream Petroleum Industry decreased $9.7 million. These decreases were partially offset by higher Other Industries revenues, which increased $10.5 million.

Construction Services gross margins increased from 7.6% in the first six months of fiscal 2004 to 7.9% in the first six months of fiscal 2005 due to the completion of two large low margin power projects performed by our Eastern operations in fiscal 2004 partially offset by a lower revenue base available for fixed cost absorption. Gross profit decreased from $18.9 million in the first half of fiscal 2004 to $8.2 million in the first half of fiscal 2005, a decrease of 56.4%, due to the decrease in the volume of business, which was partially offset by slightly higher margins.

The operating income and loss before income tax expense for the six months ended November 30, 2004 of $0.3 million and $1.0 million, respectively, were lower than the operating income and income before income tax expense of $9.8 million and $9.0 million, respectively, produced for the six months ended November 30, 2003, due to a lower consolidated revenue base available for fixed cost absorption in the first half of fiscal 2005 combined with higher interest expense.

Repair & Maintenance Services

Revenues from Repair & Maintenance Services increased $13.9 million or 17.3%, from $80.3 million for the first half of fiscal 2004 to $94.2 million for the first half of fiscal 2005. The improvement resulted primarily from increased revenues from the Downstream Petroleum Industry, which increased $14.2 million for the six months resulting from strong turnaround activity.

Gross margins of 10.0% for the six months ended November 30, 2004 were higher than the gross margins of 9.1% for the six months ended November 30, 2003 as a result of a higher volume of refinery turnarounds. Gross profit increased from $7.3 million in the first half of fiscal 2004 to $9.5 million in the first half of fiscal 2005, an increase of 29.8%.

Operating income for the six months ended November 30, 2004 of $2.5 million was higher than the $2.3 million produced for the six months ended November 30, 2003 primarily due to improved gross margins partially offset by a lower consolidated revenue base available for fixed cost absorption. Income before tax expense was $1.8 million for both the six months ended November 30, 2004 and 2003 as the higher operating profit attained was offset by higher interest expense.

Non-GAAP Financial Measure

EBITDA is a supplemental, non-generally accepted accounting principle financial measure. EBITDA is defined as earnings before taxes, interest expense, depreciation and amortization. We have presented EBITDA because we believe that it is an important supplemental indicator of the operational strength of our business. EBITDA is also used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our consolidated statements of income entitled “net income” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use, and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions which are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•	It does not include interest expense. Because we have borrowed money to finance our operations, interest expense is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations.

•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations.

•	It does not include depreciation and amortization expense. Because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes depreciation and amortization expense has material limitations.

EBITDA for the three and six month periods ended November 30, 2004 was $5.0 million and $6.2 million, respectively, compared to $7.6 million and $16.3 million for the three and six month periods ended November 30, 2003. A reconciliation of EBITDA to Net Income follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net Income (loss)	$1,293	$3,092	$401	$6,957
Interest Expense, net	1,079	734	1,980	1,427
Provision (benefit) for income taxes	889	2,121	278	4,760
Depreciation and amortization	1,787	1,617	3,519	3,180

EBITDA	$5,048	$7,564	$6,178	$16,324

The $2.6 million (33.3%) decrease and $10.1 million (62.2%) decrease in EBITDA for the three months and six months ended November 30, 2004, respectively, was primarily the result of lower earnings in fiscal 2005 compared to fiscal 2004.

- 29

Financial Condition & Liquidity

Cash Flow

Historically, Matrix has financed its operations with cash from operations and from advances under its credit agreement. Matrix’s cash and cash equivalents totaled approximately $1.2 million at November 30, 2004 and approximately $0.8 million at May 31, 2004. Operations of Matrix provided $17.3 million of cash for the six months ended November 30, 2004 as compared to using $15.4 million of cash for the six months ended November 30, 2003, representing an increase of approximately $32.7 million. The increase in cash provided by operations was primarily due to decreased working capital needs that resulted from the lower revenues generated in the six months ended November 30, 2004 as compared to the six months ended November 30, 2003.

Credit Agreement and Revolving Credit Facility

On March 7, 2003, we replaced our existing credit agreement with an $87.5 million senior credit facility entered into with a group of banks. The credit agreement originally consisted of a five-year term loan of $32.5 million and a three-year $55 million revolving credit facility. The credit facility is secured by substantially all of our properties and assets and those of our domestic subsidiaries. We pay LIBOR-based interest on funds borrowed under the term loan and funds borrowed on a revolving basis bear interest on a Prime or LIBOR-based option.

In August 2004, the credit facility was amended to convert $20 million of the revolver balance to a term loan (Term Loan B), which matures August 31, 2005 and to reduce the credit commitment on the revolver by an equal amount from $55 million to $35 million. The facility was further amended in December 2004 to provide that interest on Term Loan B be calculated at a 12.5% per annum fixed rate from November 30, 2004 until March 31, 2005, when the interest rate increases to an 18% per annum fixed rate. The interest rate further increases to a 21% per annum fixed rate on June 30, 2005. Upon a full and complete refinancing of Term Loan B, availability under the revolver will increase to its original amount, subject to a permanent reduction equal to one-half of any alternative capital obtained by Matrix to refinance Term Loan B. Therefore, a full and complete refinancing of Term Loan B would result in a $45 million revolving credit facility. We expect to refinance the Term Loan B prior to March 31, 2005, but cannot make any assurances that we will be able to do so.

At November 30, 2004, $7.9 million was outstanding under the revolver, $24.9 million was outstanding under the five-year term loan and $20.0 million was outstanding under Term Loan B. In addition, $9.3 million of the revolver was utilized by outstanding letters of credit, which mature in 2005. At November 30, 2004, remaining availability under the credit facility consisted of $17.8 million available under the revolver. We were paying a weighted average interest rate of 5.4% on the term loans and 5.8% on the revolver at November 30, 2004. We expect the weighted average rate on the term loans to increase to approximately 9.0% in the third quarter of fiscal 2005.

Our credit agreement requires us to maintain certain financial ratios, limits the amount of our capital expenditures, limits the amount of additional borrowings we may incur and prohibits the payment of cash dividends.

Financial ratios currently contained in our credit agreement are as follows:

•	A fixed charge coverage ratio of not less than 1.15 to 1.0 through February 28, 2005; 1.0 to 1.0 from March 1, 2005 through May 31, 2005; and 1.25 to 1.0 thereafter. The fixed charge coverage ratio is calculated as (i) consolidated EBITDA for the then most recently ended fiscal four quarters less dividends paid in cash, taxes paid in cash and capital expenditures for the same period to (ii) scheduled current maturities of long-term debt for the following four fiscal quarters plus consolidated interest expense for the then most recently ended fiscal four quarters. Consolidated EBITDA is defined in the credit agreement as consolidated net income plus, to the extent included in determining consolidated net income, consolidated (i) interest expense, (ii) tax expense, (iii) depreciation, amortization and other non-cash charges, (iv) losses on the sale of fixed assets and (v) extraordinary losses realized other than in the ordinary course of business minus (i) gains on sales of fixed assets and (ii) extraordinary gains realized other than in the ordinary course of business.

•	A total debt leverage ratio not to exceed 4.5 to 1.0 through February 28, 2005 and 3.50 to 1.0 thereafter. The total debt leverage ratio is calculated as (i) consolidated debt plus the face value of the acquisition payable to the former shareholders of Hake, to (ii) consolidated EBITDA for the then most recently ended four fiscal quarters.

•	A senior debt leverage ratio not to exceed 3.0 to 1.0 through February 28, 2005 and 2.25 to 1.0 thereafter. The senior debt leverage ratio is calculated as (i) total debt outstanding under the credit facility excluding Term Loan B plus the face value of the acquisition payable to the former shareholders of Hake, to (ii) consolidated EBITDA for the then most recently ended four fiscal quarters.

•	A minimum net worth of at least $75 million plus one hundred percent of quarterly positive net income less dividends paid and treasury stock purchased commencing with the fiscal quarter ended August 31, 2004.

The credit agreement also limits our capital expenditures to $8 million for fiscal 2005 and $9 million annually thereafter, limits unsecured indebtedness we may borrow for general operating purposes to $1 million, limits capital lease obligations to $15 million and limits the amount of letters of credit we may have outstanding to $15 million.

In connection with the August 2004 amendment to our Credit Agreement, we also amended the terms of our financial covenants and in October 2004, we further amended our credit agreement to ease the restrictiveness of our financial covenants. The following table presents the required and actual financial covenant measures in effect as of May 31, 2004, August 31, 2004 and November 30, 2004:

	May 31, 2004		August 31, 2004		November 30, 2004
Fixed Charge Ratio
Minimum Ratio Required	1.40		1.15		1.15
Actual Ratio	1.66		1.28		1.44

Total Debt Leverage Ratio
Maximum Ratio Allowed	2.50		3.25		4.50
Actual Ratio	3.06	*	3.43	*	3.99

Senior Debt Leverage Ratio
Maximum Ratio Allowed	N/A		3.25		3.00
Actual Ratio	N/A		2.31		2.68

Net Worth
Minimum Net Worth Required	$66,596,000		$75,000,000		$76,293,000
Actual Net Worth	85,715,000		85,436,000		87,205,000

*	Based on our forecasted results of operations and our amended covenants, our prospective covenant calculations indicated compliance with those covenants for the upcoming 12 months at both May 31, 2004 and August 31, 2004. However, we exceeded the maximum Total Debt Leverage Ratio allowed under our credit agreement on both those dates. The non-compliance with the Total Debt Leverage Ratio at May 31, 2004 was primarily attributable to operating results for the fourth quarter of fiscal 2004, which were negatively impacted by projects that experienced significant cost overruns during that period. The non-compliance at August 31, 2004 was primarily attributable to results of operations for our first quarter of fiscal 2005 being less than projected due primarily to lower than anticipated revenues, which resulted in under absorption of our fixed costs. The decrease in actual revenues as compared to the projection was attributable to the timing of revenue recognition and award of contracts. In addition, our actual legal costs exceeded our estimates, which were based on estimates provided by our outside counsel.

We were in compliance with our debt covenants at November 30, 2004 and based on our prospective covenant calculations at November 30, 2004, we expect to be in compliance with our financial covenants for the upcoming twelve months.

Acquisition Payable

As part of the purchase of the Hake Group of Companies in Fiscal 2003, the Company entered into an acquisition payable for a portion of the purchase price. The acquisition payable is recorded at its fair value of $7.6 million and accreted for the change in its present value each period utilizing a 5.1% effective interest rate. Payments related to the acquisition payable are due annually on March 7 with $1.9 million due in each of 2005, 2006 and 2007, and $2.8 million due in 2008.

Capital Expenditures

Capital expenditures during the six months ended in November 30, 2004 totaled approximately $0.8 million. Although the Company’s original fiscal 2005 budget included capital expenditures of $6.3 million, the Company expects capital expenditures for the remainder of fiscal 2005 to be minimal. We do not expect the low level of capital expenditures in fiscal 2005 to result in any loss of business, but we expect our capital expenditure requirements to increase in fiscal 2006.

Conclusion

We believe that our existing funds, amounts available for borrowing under our existing credit agreement, cash generated by operations, and our anticipated refinancing of Term Loan B will be sufficient to meet our working capital needs through fiscal 2005 and for the foreseeable time thereafter unless significant expansions of operations not now planned are undertaken, in which case we would need to arrange additional financing as a part of any such expansion.

Outlook

Our second quarter results showed substantial improvement over the first quarter, although the additional costs associated with our collection efforts on the disputed contracts continues to exceed estimates. We now expect a similar quarterly impact from these disputes until the matters are settled sometime this calendar year. Our consolidated margins also improved from the first quarter, but remain lower than forecast as the prolonged industry slow-down we experienced over the previous three quarters resulted in a more competitive pricing environment than anticipated. Construction Services continues to see start dates slip into fiscal 2006 for our current backlog as well as projects we are bidding or following. We have mitigated this trend by replacing these revenues with low-risk, lower-margin maintenance contracts in both the Downstream Petroleum and Power Industries. These long-term contracts provide us with a continuity of work to help absorb fixed costs. This strategy should allow us to retain key personnel to support the increased Construction Services activity we anticipate over the next few years.

Our backlog continues to increase and stood at $147.9 million at November 30, 2004. We still believe our revenue guidance of $425 million to $475 million is attainable, as the Company has been awarded a number of terminal expansion and modification projects as well as longer-term maintenance contracts. However, we believe the continued financial drain related to our collection efforts and the current mix of work will result in annual earnings of $0.20 to $0.30 per fully diluted share for the fiscal year ending May 31, 2005 versus our prior guidance of $0.45 to $0.55.

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

These forward-looking statements include, among others, such things as:

•	amounts and nature of future revenues from our construction and repair & maintenance segments;

•	our expected compliance with the financial covenants included in our credit agreement;

•	the likely impact of new or existing regulations on the demand for our services; and

•	expansion and other development trends of the industries we serve.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Steel Supply

Steel and steel pipe are the primary raw materials used by our Construction Services and Repair & Maintenance Services segments. Supplies of these materials are available throughout the United States. We do not anticipate being unable to obtain adequate amounts of these materials in the foreseeable future. However, the availability and pricing of these materials could change significantly due to various factors, including producer capacity, the level of foreign imports, demand for the materials, the imposition or removal of tariffs on imported steel and other market conditions. We mitigate these risks by including standard language in our contracts, which passes the risk of increases in steel prices or unavailability of steel on to our customers.

Other

There have been no material changes in market risk faced by us from those reported in our 2004 Annual Report on Form 10-K filed with the Securities Exchange Commission. For more information on market risk, see Part II, Item 7A in our 2004 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2004. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended November 30, 2004.

We are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort includes the documentation, testing and review of our internal controls under the direction of senior management. During the course of these activities, we have identified certain internal control issues which senior management believes need to be improved. As a result, we are evaluating and implementing improvements to our internal controls over financial reporting and will continue to do so. These improvements include further formalization of policies and procedures, improved segregation of duties, and improved information technology system controls. To date, we have not identified any material internal control weaknesses.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

For information regarding legal proceedings, see Note 8 in Item 1 of Part 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2000, the Board of Directors authorized a stock buyback program, which permitted the purchase of up to 20% (i.e., 3,447,506 shares) of the common stock outstanding at that time. To date, Matrix has purchased 2,116,800 shares under the program and has authorization to purchase an additional 1,330,706 shares.

It is Matrix’s intent to utilize these purchased treasury shares solely for the satisfaction of stock issuance under the 1990, 1991 and 2004 Stock Option Plans and the 1995 Nonemployee Director Stock Option Plan.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Shares That May Yet Be Purchased Under the Plans or Programs
June 1, 2004 to June 30, 2004	0	$—	2,116,800	1,330,706
July 1, 2004 to July 31, 2004	0	$—	2,116,800	1,330,706
August 1, 2004 to August 31, 2004	0	$—	2,116,800	1,330,706

Total	0	$—	2,116,800	1,330,706

September 1, 2004 to September 30, 2004	0	$—	2,116,800	1,330,706
October 1, 2004 to October 31, 2004	0	$—	2,116,800	1,330,706
November 1, 2004 to November 30, 2004	0	$—	2,116,800	1,330,706

Total	0	$—	2,116,800	1,330,706

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held in Tulsa, Oklahoma at 10:30 a.m. local time on Tuesday, October 26, 2004. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement, and all nominees were elected.

Out of a total of 17,284,326 shares of the Company’s common stock outstanding and entitled to vote, 16,621,971 shares were present at the meeting in person or by proxy, representing approximately 96.2 percent. Matters voted upon at the meeting were as follows:

a.	Election of six directors to serve on the Company’s Board of Directors. Messers. Bradley, Hall, Hendrix, Lackey, Maxwell and Vetal were elected to serve until the 2005 Annual Meeting. The vote tabulation with respect to each nominee was as follows:

Nominee	For	Authority Withheld
Hugh E. Bradley	16,074,236	547,735
Michael J. Hall	13,623,296	2,993,675
I. Edgar Hendrix	16,088,189	533,782
Paul K. Lackey	16,088,239	533,732
Tom E. Maxwell	15,400,270	1,221,701
Bradley S. Vetal	13,604,446	3,017,525

b.	The stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm.

Number of Votes Cast
For	Against	Abstain	Broker Non-Votes
16,524,655	89,951	7,365	0

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits:

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

MATRIX SERVICE COMPANY

Date: January 5, 2005	By:	George L. Austin
George L. Austin Vice President-Finance and Chief Financial Officer signing on behalf of the registrant and as the registrant’s chief accounting officer.

EXHIBIT INDEX

Exhibit 31.1: Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2: Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1: Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2: Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.