Form 10-Q/A
period 2004-08-31
MATRIX SERVICE CO
filed 2005-02-11
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed as an amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004 to revise Part I, Item 4 in the original Form 10-Q. The amendment is made solely to clarify the Company’s conclusion that its disclosure controls were effective. Language in the original report might have been read incorrectly to suggest that the conclusion was somehow qualified or limited.

This Quarterly Report on Form 10-Q/A amends and restates Item 4 of Part I of the original Quarterly Report on Form 10-Q, and no other information included in the original Quarterly Report on Form 10-Q is amended hereby.

For a discussion of events and developments subsequent to August 31, 2004, see our Quarterly Report on Form 10-Q for the quarter ended November 30, 2004. This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2004 has not been updated to reflect any events or developments occurring subsequent to August 31, 2004.

PART I

FINANCIAL INFORMATION

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2004. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended August 31, 2004.

PART II

OTHER INFORMATION

Item 6. Exhibits

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date: February 9, 2005	By:	George L. Austin
George L. Austin Vice President-Finance and Chief Financial Officer signing on behalf of the registrant and as the registrant’s chief accounting officer.

EXHIBIT INDEX

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.