Form 10-Q/A
period 2004-11-30
MATRIX SERVICE CO
filed 2005-02-18
CIK 866273

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2004 to revise Part 1, Items 1 and 2 in the original Form 10-Q. The amendment:

•	adds a discussion of the mandatory prepayment provisions included in the November 30, 2004 Amendment to the Company’s credit facility;

•	revises the discussion of the Company’s current expectations regarding compliance with the financial covenants included in its credit agreement and adds a discussion of the potential ramifications to the Company in the event it is unable to comply with the covenants included in its credit agreement; and

•	includes a discussion of recent trends in accounts receivable and costs in excess of billings to explain why accounts receivable and costs in excess of billings balances have not declined in proportion to the decline in revenues in recent periods.

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A amends and restates Items 1 and 2 of Part 1 of our original Quarterly Report on Form 10-Q. Except as described above, the information included in Items 1 and 2 of Part I have not been updated to reflect events or developments which may have occurred subsequent to November 30, 2004.

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

In August 2004, the credit facility was amended to convert $20 million of the revolver balance to a term loan (Term Loan B), which matures August 31, 2005 and to reduce the credit commitment on the revolver by an equal amount from $55 million to $35 million. The facility was further amended in December 2004 to provide that interest on Term Loan B be calculated at a 12.5% per annum fixed rate from November 30, 2004 until March 31, 2005, when the interest rate increases to an 18% per annum fixed rate. The interest rate further increases to a 21% per annum fixed rate on June 30, 2005. Upon a full and complete refinancing of Term Loan B, the credit commitment on the revolver will increase by an amount equal to one-half of any alternative capital obtained by Matrix to refinance Term Loan B, but in no circumstances will the credit commitment on the revolver increase to an amount greater than $55 million. Therefore, a full and complete refinancing of Term Loan B would result in a $45 million revolving credit facility. We anticipate refinancing Term Loan B prior to March 31, 2005, but cannot make any assurances that we will be able to do so.

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

Effective November 30, 2004, we further amended our credit agreement to reinstate a borrowing base limitation upon amounts we can borrow and letters of credit we can have outstanding under our revolving credit facility and to require mandatory prepayment of indebtedness outstanding under the credit agreement with proceeds collected by us from disputed accounts and claims that are currently the subject of litigation initiated by us. Pursuant to the mandatory prepayment provision, we are required to apply such proceeds, first, to the payment in full of Term Loan B, and next, at our option, to the payment of remaining term loans or to the payment of amounts outstanding under the revolving credit facility.

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

If, as of the end of a fiscal quarter, we were to violate a financial covenant and conclude that it was probable that we would continue to violate one or more of our covenants over the next 12 months, we would be required to reclassify our indebtedness under the credit agreement as current. As of the quarter ended November 30, 2004, we were in compliance with our financial covenants and did not believe it was probable that we would violate those covenants over the next 12 months. This assessment took into account the negative factors described elsewhere in this Quarterly Report on Form 10-Q/A and our other periodic reports, including delays in the start-up of projects included in our backlog, the level of our backlog, costs associated with contract disputes, low-margin maintenance contracts and capital expenditure requirements.

In order to comply with the financial covenants for the next twelve months and specifically to comply with the Total Debt Leverage Ratio at May 31, 2005, which decreases to a maximum of 3.50 at May 31, 2005, we would be required to generate EBITDA of approximately $10.8 million in the last six months of fiscal 2005, based upon projected debt levels similar to November 30, 2004. If our debt level in the second half of fiscal 2005 exceeds our debt level at November 30, 2004, we would be required to generate a higher level of EBITDA in order to comply with the Total Debt Leverage Ratio. The Company generated EBITDA of approximately $6.2 million in the first six months of fiscal 2005, of which approximately $5.1 million was generated in the three months ended November 30, 2004. Based on the most recent information available to us, we believe there is considerable risk that we will violate our financial covenants in the third quarter of fiscal 2005 and over the next 12 months.

The failure to comply with the terms of our credit agreement could require us to incur significant fees to our lenders to obtain any waivers or amendments or cause us to seek alternative financing, which would divert the time and attention of our management away from operations. If we were unable to obtain acceptable waivers or amendments from our lenders or alternative financing on terms acceptable to us, our lenders would have the right, among others, to declare all amounts outstanding under the credit agreement to be immediately due and payable and foreclose upon and sell substantially all of our assets to repay such amounts.

We are currently evaluating various proposals to refinance Term Note B and our existing credit facility. Although we anticipate completing these refinancings prior to March 31, 2005, we cannot assure you that our efforts will be successful.

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

Operating income and income before tax expense for the three months ended November 30, 2004 of $1.9 million and $1.1 million, respectively, were higher than the $1.3 million and $1.0 million, respectively, produced for the three months ended November 30, 2003 primarily due to the higher gross margin attained offset somewhat by a lower consolidated revenue base available for fixed cost absorption and higher interest expenses in the second quarter of fiscal 2005.

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

Accounts Receivable and Costs in Excess of Billings were $86.9 million and $23.7 million, respectively, as of November 30, 2004 as compared to $89.8 million and $18.7 million, respectively, as of November 30, 2003. We did not experience decreases in these balances consistent with the 33.6% decrease in revenues we experienced for the three months ended November 30, 2004 compared to the three months ended November 30, 2003. The balances did not decrease in proportion to the decrease in revenues due to two primary factors. First, a customer was making significant prepayments for a project during fiscal 2004 so no accounts receivable were reflected in the November 30, 2003 balance with respect to these revenues. We did not have a project for which a customer was making significant prepayments in fiscal 2005. Second, the November 30, 2004 balances include amounts that relate to the contract disputes and bankrupt customer discussed in Note 8 to the financial statements included in this Form 10-Q/A. If these circumstances were not present, we believe the accounts receivable and cost in excess of billings balances would have decreased in proportion to the decrease in revenues experienced.

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

In August 2004, the credit facility was amended to convert $20 million of the revolver balance to a term loan (Term Loan B), which matures August 31, 2005 and to reduce the credit commitment on the revolver by an equal amount from $55 million to $35 million. The facility was further amended in December 2004 to provide that interest on Term Loan B be calculated at a 12.5% per annum fixed rate from November 30, 2004 until March 31, 2005, when the interest rate increases to an 18% per annum fixed rate. The interest rate further increases to a 21% per annum fixed rate on June 30, 2005. Upon a full and complete refinancing of Term Loan B, the credit commitment on the revolver will increase by an amount equal to one-half of any alternative capital obtained by Matrix to refinance Term Loan B, but in no circumstances will the credit commitment on the revolver increase to an amount greater than $55 million. Therefore, a full and complete refinancing of Term Loan B would result in a $45 million revolving credit facility. We anticipate refinancing Term Loan B prior to March 31, 2005, but cannot make any assurances that we will be able to do so.

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

Effective November 30, 2004, we further amended our credit agreement to reinstate a borrowing base limitation upon amounts we can borrow and letters of credit we can have outstanding under our revolving credit facility and to require mandatory prepayment of indebtedness outstanding under the credit agreement with proceeds collected by us from disputed accounts and claims that are currently the subject of litigation initiated by us. Pursuant to the mandatory prepayment provision, we are required to apply such proceeds, first, to the payment in full of Term Loan B, next, at our option, to the payment of remaining term loans or to the payment of amounts outstanding under the revolving credit facility.

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

If, as of the end of a fiscal quarter, we were to violate a financial covenant and conclude that it was probable that we would continue to violate one or more of our covenants over the next 12 months, we would be required to reclassify our indebtedness under the credit agreement as current. As of the quarter ended November 30, 2004, we were in compliance with our financial covenants and did not believe it was probable that we would violate those covenants over the next 12 months. This assessment took into account the negative factors described elsewhere in this Quarterly Report on Form 10-Q/A and our other periodic reports, including delays in the start-up of projects included in our backlog, the level of our backlog, costs associated with contract disputes, low-margin maintenance contracts and capital expenditure requirements.

In order to comply with the financial covenants for the next twelve months and specifically to comply with the Total Debt Leverage Ratio at May 31, 2005, which decreases to a maximum of 3.50 at May 31, 2005, we would be required to generate EBITDA of approximately $10.8 million in the last six months of fiscal 2005, based upon projected debt levels similar to November 30, 2004. If our debt level in the second half of fiscal 2005 exceeds our debt level at November 30, 2004, we would be required to generate a higher level of EBITDA in order to comply with the Total Debt Leverage Ratio. The Company generated EBITDA of approximately $6.2 million in the first six months of fiscal 2005, of which approximately $5.1 million was generated in the three months ended November 30, 2004. Based on the most recent information available to us, we believe there is considerable risk that we will violate our financial covenants in the third quarter of fiscal 2005 and over the next 12 months.

The failure to comply with the terms of our credit agreement could require us to incur significant fees to our lenders to obtain any waivers or amendments or cause us to seek alternative financing, which would divert the time and attention of our management away from operations. If we were unable to obtain acceptable waivers or amendments from our lenders or alternative financing on terms acceptable to us, our lenders would have the right, among others, to declare all amounts outstanding under the credit agreement to be immediately due and payable and foreclose upon and sell substantially all of our assets to repay such amounts.

We are currently evaluating various proposals to refinance Term Note B and our existing credit facility. Although we anticipate completing these refinancings prior to March 31, 2005, we cannot assure you that our efforts will be successful.

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

PART II

OTHER INFORMATION

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

MATRIX SERVICE COMPANY

Date: February 16, 2005	By:	George L. Austin
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