Form 10-Q
period 2005-02-28
MATRIX SERVICE CO
filed 2005-04-11
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2005

or

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

As of April 8, 2005, there were 19,285,276 shares of the Company’s common stock, $0.01 par value per share, issued and 17,375,526 shares outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

Matrix Service Company

Consolidated Statements of Operations

(In Thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
	(unaudited)		(unaudited)
Revenues	$111,447	$145,175	$309,908	$474,850
Cost of revenues	105,573	133,354	286,352	436,871

Gross profit	5,874	11,821	23,556	37,979
Selling, general and administrative expenses	18,076	7,610	32,949	21,612
Restructuring, impairment and abandonment	25,002	16	25,150	68

Operating income (loss)	(37,204)	4,195	(34,543)	16,299

Other income (expense):
Interest expense	(1,637)	(708)	(3,634)	(2,149)
Interest income	—	8	1	22
Other	84	306	98	489

Income (loss) before income tax expense	(38,757)	3,801	(38,078)	14,661

Provision (benefit) for federal, state and foreign income tax expense	(3,288)	1,542	(3,010)	5,955
Net earnings of joint venture	—	—	—	510

Net income (loss)	$(35,469)	$2,259	$(35,068)	$9,216

Earnings (loss) per share of common stock:
Basic	$(2.05)	$0.13	$(2.03)	$0.56
Diluted	$(2.05)	$0.13	$(2.03)	$0.52

Weighted average number of common shares:
Basic	17,339,069	17,030,824	17,309,133	16,569,531
Diluted (includes dilutive effect of stock options)	17,339,069	17,839,007	17,309,133	17,567,510

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Balance Sheets

(In Thousands)

	February 28, 2005	May 31, 2004
	(unaudited)
ASSETS:

Current assets:
Cash and cash equivalents	$1,972	$752
Accounts receivable, less allowances (February 28, 2005 - $424, May 31, 2004 - $337)	59,228	56,974
Contract dispute receivables, net	20,975	31,456
Costs and estimated earnings in excess of billings on uncompleted contracts	22,576	18,854
Inventories	6,504	4,584
Income tax receivable	2,200	3,220
Deferred income taxes	4,352	1,493
Prepaid expenses	2,985	2,368

Total current assets	120,792	119,701

Property, plant and equipment at cost:
Land and buildings	25,194	24,518
Construction equipment	31,868	31,294
Transportation equipment	12,471	12,445
Furniture, fixtures and office equipment	8,962	8,743
Construction in progress	684	1,593

	79,179	78,593

Accumulated depreciation	37,297	32,939

Net property, plant and equipment	41,882	45,654

Goodwill	24,872	49,666
Other assets	1,259	1,253

Total assets	$188,805	$216,274

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Balance Sheets

(In Thousands, except share data)

	February 28, 2005	May 31, 2004
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$43,361	$27,528
Billings on uncompleted contracts in excess of costs and estimated earnings	9,450	8,115
Accrued insurance	4,603	2,152
Other accrued expenses	11,753	11,264
Current capital lease obligation	58	—
Current portion of long-term debt	54,946	4,893
Current portion of acquisition payable	1,904	1,835

Total current liabilities	126,075	55,787

Long-term debt	—	64,209
Acquisition payable	5,832	5,614
Long-term capital lease obligation	112	—
Deferred income taxes	5,129	4,949

Stockholders’ equity:
Common stock - $.01 par value; 30,000,000 shares authorized and 19,285,276 shares issued as of February 28, 2005 and May 31, 2004	193	193
Additional paid-in capital	56,291	56,101
Retained earnings	482	35,585
Accumulated other comprehensive income (loss)	46	(395)

	57,012	91,484

Less: Treasury stock, at cost – 1,929,750 shares as of February 28, 2005 and 2,084,950 shares as of May 31, 2004	(5,355)	(5,769)

Total stockholders’ equity	51,657	85,715

Total liabilities and stockholders’ equity	$188,805	$216,274

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Cash Flow Statements

(In Thousands)

	Nine Months Ended
	February 28, 2005	February 29, 2004
	(unaudited)
Cash flow from operating activities:

Net income (loss)	$(35,068)	$9,216
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,171	4,791
Deferred income tax	(2,679)	960
Impairment of goodwill	25,000	—
Contract dispute reserve	10,448	—
Gain (loss) on sale of equipment	(93)	(242)
Allowance for uncollectible accounts	125	450
Accretion of acquisition payable	287	279
Earnings of joint venture	—	(857)
Change in value of interest rate swap	(158)	(175)
Amortization of accumulated loss on interest rate swap	116	168
Amortization of debt issuance costs	468	113
Changes in current assets and liabilities increasing (decreasing) cash:
Accounts receivable	(2,379)	(7,410)
Contract disputes receivable	33	—
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,722)	4,620
Inventories	(1,920)	(212)
Prepaid expenses	(272)	117
Accounts payable	15,833	(12,961)
Billings on uncompleted contracts in excess of costs and estimated earnings	1,335	(6,575)
Accrued expenses	2,940	5,164
Income taxes receivable	1,157	2,073
Other	(28)	(108)

Net cash provided (used) by operating activities	16,594	(589)

Cash flow from investing activities:

Capital expenditures	(1,323)	(3,953)
Distribution from joint venture	—	701
Net effect of dissolution of joint venture	—	2,738
Proceeds from other investing activities	136	2,015

Net cash provided (used) by investing activities	$(1,187)	$1,501

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Cash Flow Statements

(In Thousands)

	Nine Months Ended
	February 28, 2005	February 29, 2004
	(unaudited)
Cash flows from financing activities:

Advances under bank credit agreement	$124,162	$219,512
Repayments on bank credit agreement	(138,160)	(221,865)
Capital lease borrowings	198	—
Capital lease repayments	(28)	—
Issuance of common stock	432	2,250
Payment of debt issuance costs	(834)	(145)

Net cash used by financing activities	(14,230)	(248)
Effect of exchange rate changes on cash	43	41

Increase in cash and cash equivalents	1,220	705

Cash and cash equivalents at beginning of period	752	775

Cash and cash equivalents at end of period	$1,972	$1,480

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income Taxes	$(1,399)	$3,895

Interest	$3,054	$1,707

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Total
					Translation	Derivative
Balances, May 31, 2004	$193	$56,101	$35,585	$(5,769)	$(239)	$(156)	$85,715
Net loss			(35,068)				(35,068)
Other comprehensive income
Translation adjustment					376		376
Derivative activity						65	65

Comprehensive loss							(34,627)
Exercise of stock options (155,200)		53	(35)	414			432
Tax effect of exercised stock options		137					137

Balances, February 28, 2005	$193	$56,291	$482	$(5,355)	$137	$(91)	$51,657

Balances, May 31, 2003	$96	$52,527	$26,304	$(8,179)	$(278)	$(289)	$70,181
Net income			9,216				9,216
Other comprehensive income
Translation adjustment					111		111
Derivative activity						104	104

Comprehensive income							9,431
Exercise of stock options (994,370)		217	(221)	2,254			2,250
Tax effect of exercised stock options		3,053					3,053
Stock Dividend	97	(97)					—

Balances, February 29, 2004	$193	$55,700	$35,299	$(5,925)	$(167)	$(185)	$84,915

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Matrix Service Company (“Matrix” or the “Company”) and its subsidiaries, all of which are wholly owned. All significant inter-company balances and transactions have been eliminated in consolidation. Effective July 28, 2003, a construction joint venture partnership obtained in the Hake acquisition was dissolved. From the effective date of the dissolution forward, the operations of the joint venture assumed by Matrix are included in the Company’s results of operations.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting only of normal recurring adjustments and other adjustments described herein that are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R) (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Statement 123(R) supersedes APB 25. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Statement 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. The Company plans to adopt Statement 123(R) effective June 1, 2005.

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

	February 28, 2005	February 29, 2004
Risk-free interest rate	3.7%	4.0%
Expected volatility	60.9%	54.4%
Expected life in years	4.8	4.8
Expected dividend yield	—	—

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

The following table illustrates the pro forma effect on net income (loss) and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 using the Black-Scholes option valuation model:

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
	(In Thousands)		(In Thousands)
Net Income (Loss) as Reported	$(35,469)	$2,259	$(35,068)	$9,216
Compensation Expense from Stock Options	(118)	(145)	(298)	(352)

Pro Forma Net Income (Loss)	$(35,587)	$2,114	$(35,366)	$8,864

Earnings per Common Share as Reported:
Basic	$(2.05)	$0.13	$(2.03)	$0.56
Diluted	$(2.05)	$0.13	$(2.03)	$0.52

Pro Forma Earnings per Common Share:
Basic	$(2.05)	$0.12	$(2.04)	$0.53
Diluted	$(2.05)	$0.12	$(2.04)	$0.50

NOTE 3 – RESTRUCTURING

On March 28, 2005, Bradley S. Vetal resigned from his positions as Chairman of the Board, President and Chief Executive Officer of the Company, effective immediately. Mr. Ed Hendrix, an independent director of the Company since 2000, was elected Chairman of the Board of Directors to replace Mr. Vetal. The Company’s Board of Directors appointed Michael J. Hall, currently a member of the Board of Directors and formerly the Company’s Chief Financial Officer, as the Company’s interim President and Chief Executive Officer. The Company granted Mr. Hall 100,000 stock options which at the earlier of the achievement of specified objectives or one year. The remainder of Mr. Hall’s compensation program has not been finalized.

In March 2005, the Company began a restructuring program to reduce its cost structure and improve operating results. This restructuring program is expected to include reductions in workforce and changes to business plans including the consolidation or closure of certain facilities or business lines. The Company expects these restructuring efforts to continue into fiscal 2006 and the Company expects to incur restructuring charges of at least $2.1 million in the fourth quarter of fiscal 2005, primarily in the Construction Services segment.

As part of the restructuring efforts, the Company has engaged a financial consultant to assist senior management with the following:

•	Determining short-term and long-term liquidity needs;

•	Improving forecasting tools;

•	Providing oversight of all restructuring activities;

•	Identifying cost reduction and operations improvement opportunities;

•	Reviewing operating and financial plans and cash flow forecasts at corporate and divisional levels;

•	Assessing core business, management, policy operations, facilities, equipment and operating practices;

•	Conducting feasibility analyses in connection with debt restructuring efforts; and

•	Interfacing with credit constituencies.

The Company also anticipates incurring approximately $1.5 million in professional fees in the fourth quarter of fiscal 2005 related to restructuring efforts.

Based upon the current status of the senior credit facility (Discussed in Note 4 – Debt), total liquidity has been constrained due to shortfalls in operating performance. As a result of the liquidity issues, the Company has extended the timing of payments to vendors until the liquidity issues improve. Management has initiated a number of steps to improve the Company’s liquidity situation including the following:

•	Improving overall operating performance based upon the restructuring efforts currently underway;

•	Evaluating alternatives to accelerate collection of amounts due on the contract disputes; and

•	Raising of additional capital through debt refinancing efforts or alternative means.

The Company has engaged an investment banking firm to assist the Board of Directors in evaluating refinancing and other strategic alternatives. These alternatives include the possible issuance of convertible subordinated securities.

As discussed in Note 4, Debt, the current bank group has amended our credit agreement and provided waivers for specified covenant violations through June 15, 2005. They have also increased our revolver from $29 million to the lesser of $32 million or 75% of the borrowing base immediately and to the lesser of $35 million or 80% of the borrowing base upon completion of a proposed private placement of convertible subordinated junior securities. The net proceeds of the convertible subordinated junior securities would be used to retire Term Loan B, which is due in August 2005 and currently bears interest at 18% per year and, if sufficient, to provide additional liquidity. The bank group has also indicated they would provide an incremental $10 million of short-term financing to provide additional liquidity primarily for trade creditors. The documentation is in process and we anticipate having these funds available simultaneously with the closing of the convertible subordinated junior securities.

We cannot assure that the private placement will be completed or that the incremental revolver will be provided. If we are successful in completing the private placement and obtaining the incremental revolver, our liquidity issues would be alleviated for the short-term and we would then focus on returning the Company to profitability and refinancing our senior debt for a longer term. If the efforts are not successful, we cannot assure that other financing can be arranged, that we would be able to meet existing debt covenants, or that the bank would not foreclose on the Company. In that event, we would be required to explore other strategic alternatives.

NOTE 4 – DEBT

Debt consists of the following:

	February 28, 2005	May 31, 2004
	(In Thousands)
Borrowings under bank credit facility:
Revolving credit facility	$11,035	$40,390
Term note	23,798	28,441
Term B note	20,000	—
Interest rate swap liability	113	271

	54,946	69,102
Less current portion:
Revolving credit facility	11,035	—
Term note	23,798	4,643
Term B note	20,000	—
Interest rate swap liability	113	250

Long-term debt	$—	$64,209

Credit Agreement and Revolving Credit Facility

On March 7, 2003, we replaced our prior credit agreement with an $87.5 million senior credit facility entered into with a group of banks. The credit agreement originally consisted of a five-year term loan of $32.5 million and a three-year $55 million revolving credit facility. Substantially all of our properties and assets and those of our domestic subsidiaries secure the senior credit facility. Under the original agreement, we pay LIBOR-based interest on funds borrowed under the term loan and funds borrowed on a revolving basis bear interest on a Prime or LIBOR-based option.

In August 2004, the senior credit facility was amended to convert $20 million of the revolver balance to a term loan (Term Loan B), which matures August 31, 2005 and to reduce the credit commitment on the revolver by an equal amount from $55 million to $35 million. The facility was further amended in December 2004 to provide that interest on Term Loan B would accrue at a 12.5% per annum fixed rate from November 30, 2004 until March 31, 2005, when the interest rate increased to an 18% per annum fixed rate. The interest rate further increases to a 21% per annum fixed rate on June 30, 2005.

Effective November 30, 2004, we amended our credit agreement to require mandatory prepayment of indebtedness outstanding under the credit agreement with proceeds collected by us from certain disputed accounts and claims that are currently the subject of litigation initiated by us. Pursuant to the mandatory prepayment provision, we are required to apply such proceeds, first, to the payment in full of Term Loan B, next, at our option, to the payment of remaining term loans or to the payment of amounts outstanding under the revolving credit facility.

Effective March 23, 2005, the facility was amended, reducing the credit commitment on the revolver from $35.0 million to the lesser of $29,000,000 or 70% of the borrowing base. Effective April 8, 2005, the facility was further amended to increase the credit commitment on the revolver from $29.0 million to the lesser of $32.0 million or 75% of the borrowing base. The amendment also provided that the commitment will further increase to the lesser of $35.0 million or 80% of the borrowing base upon the full and final closing and funding of either a subordinated loan to the Company or an offering of junior securities by the Company in an amount acceptable to the lenders. Finally, the amendment converted interest on the term loan to Prime plus 175 basis points and interest on the revolver borrowings to Prime plus 150 basis points. Beginning in May, the rates will increase 25 basis points per month until August at which time the rates will increase 50 basis points per month until March 2006. The amendment did not change the interest rate applicable to Term Loan B.

At February 28, 2005, $11.0 million was outstanding under the revolver, $23.8 million was outstanding under the five-year term loan and $20.0 million was outstanding under Term Loan B. In addition, $9.3 million of the revolver was utilized by outstanding letters of credit, which mature in 2005 and 2006. At February 28, 2005, remaining availability under the credit facility consisted of $14.6 million available under the revolver as the total revolver facility was $35.0 million. Had the current amendments been in place, availability would have been reduced to $11.6 million. At April 8, availability under our revolver was $6.1 million. We were paying a weighted average interest rate of 9.3% on the term loans and 6.75% on the revolver at February 28, 2005.

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

In connection with the August 2004 amendment to our Credit Agreement, we also amended the terms of our financial covenants and in October 2004, we further amended our credit agreement to ease the restrictiveness of our financial covenants. The following table presents the required and actual financial covenant measures in effect as of May 31, 2004 and February 28, 2005:

	February 28, 2005		May 31, 2004
Fixed Charge Ratio
Minimum Ratio Required	1.15		1.40
Actual Ratio	(0.20	)(A)	1.66

Total Debt Leverage Ratio
Maximum Ratio Allowed	4.50		2.50
Actual Ratio	(51.06	)(A)	3.06	(B)

Senior Debt Leverage Ratio
Maximum Ratio Allowed	3.00		N/A
Actual Ratio	(34.85	)(A)	N/A

Net Worth
Minimum Net Worth Required	$75,000,000		$66,596,000
Actual Net Worth	51,657,000	(A)	85,715,000

(A)	Consolidated EBITDA, as defined in the Senior Credit Facility, was a loss for the twelve-month period ended February 28, 2005. The non-compliance was primarily attributable to operating results that were significantly lower than expectations and a $10.4 million charge for disputed contracts reserve, producing negative ratios which resulted in non-compliance with the required covenants.

(B)	Based on our forecasted results of operations and our amended covenants, our prospective covenant calculations indicated compliance with our covenants for the upcoming 12 months at May 31, 2004. However, we exceeded the maximum Total Debt Leverage Ratio allowed under our credit agreement at that date. The non-compliance with the Total Debt Leverage Ratio at May 31, 2004 was primarily attributable to operating results for the fourth quarter of fiscal 2004, which were negatively impacted by projects that experienced significant cost overruns during that period.

On April 8, 2005, the Company received a waiver letter and amendment from the lenders whereby the lenders agreed to waive all rights and remedies under the Credit Agreement arising from events of default specified in the waiver, which is effective through June 15, 2005. The waiver may be withdrawn upon the occurrence of certain specified events. The fee for the waiver letter and amendment will range from $0.2 million to $1.0 million. The fee increases over a period of time defined in the agreement with the full $1.0 million being payable if certain events do not occur before September 11, 2005.

If, as of the end of a fiscal quarter, we violate a financial covenant and conclude that it is probable that we would continue to violate one or more of our covenants over the next 12 months, we would be required to reclassify our indebtedness under the credit agreement as current. Because of the decline in operating results, delays in the start-up of projects included in our backlog, costs associated with contract disputes, low-margin maintenance contracts, anticipated restructuring costs and capital expenditure requirements, we have concluded that it is probable that we will continue to violate one or more of the existing covenants over the next twelve months. Therefore, our debt is classified as current at February 28, 2005.

The failure to comply with the terms of our credit agreement has required us to incur significant fees to our lenders to obtain waivers and amendments and caused us to seek alternative financing. Without acceptable waivers or amendments from our lenders or alternative financing on terms acceptable to us, our lenders would have the right, among others, to declare all amounts outstanding under the credit agreement to be immediately due and payable and foreclose upon and sell substantially all of our assets to repay such amounts.

See Note 3, Restructuring, for a discussion of Management’s plans related to the Company’s credit facility.

NOTE 5 – ACQUISITION PAYABLE

As part of the purchase of the Hake group of companies in Fiscal 2003, the Company entered into an acquisition payable for a portion of the purchase price. The acquisition payable is recorded at its fair value of $7.7 million and accreted for the change in its present value each period utilizing a 5.1% effective interest rate. Payments related to the acquisition payable are due annually on March 7 with $1.9 million due annually in 2005, 2006 and 2007, and $2.7 million due in 2008. The Company did not pay the $1.9 million payment due March 7, 2005 to the former shareholders of Hake as a result of the Company’s exposure from certain issues with tax filings by the Hake Group of Companies. These issues relate to periods prior to the acquisition by Matrix. Because the Company was indemnified by the former shareholders for such preacquisition tax contingencies and it is not probable it will have a negative impact on the Company, no amounts have been reflected in the accompanying financial statements related to this matter.

Pursuant to the purchase agreement, the former shareholders of Hake agreed, jointly and severally, to indemnify Matrix for damages it suffers due to breaches of representations and warranties made by the shareholders with respect to, among other things, its employee benefit plans; the ownership, use and condition of its assets and the performance by Hake of its contractual obligations and its obligations under applicable laws, including employment and environmental laws. As to these matters, Matrix may recover its damages only if its claims for damages are made by March 7, 2008, the amount of damages claimed as to any single event exceeds a de minimus amount of $10,000, and only after the aggregate amount of all such claims excluding de minimus claims exceeds $250,000. In order to better assure the payment to Matrix of any claims by it for indemnity, $10 million of the purchase price for Hake was withheld in the form of a deferred purchase price payable to the former shareholders or their designee. Upon final determination that a claim for indemnity is proper, the amount of the claim can be deducted by Matrix from the deferred payments of the purchase price. The remaining deferred purchase obligations to be paid in the future total approximately $8.4 million. Since the purchase date on March 7, 2003, Matrix claims have not exceeded $250,000, and thus no adjustment to the deferred purchase price was made related to indemnifications by the former shareholders of Hake prior to March 2005.

NOTE 6 – GOODWILL IMPAIRMENT

The Company performs an annual goodwill impairment review in the fourth quarter of every year. In addition, the Company performs a goodwill impairment review whenever events or changes in circumstances indicate the carrying value may not be recoverable, such as the liquidity issues and operating results the Company is currently experiencing.

As a result, the Company performed a goodwill impairment test as of February 28, 2005. The process of evaluating the impairment of goodwill is highly subjective and requires significant judgment. Fair value of the reporting units was determined based on the probability-adjusted present value of future cash flows. A preliminary impairment charge of $25 million was recorded for the Construction Services segment in the quarter ended February 28, 2005 and is reflected in “Restructuring, impairment and abandonment” on the Consolidated Statements of Operations. The cash flow assumptions are based on the best available information, but such information is considered preliminary due to the Company’s current liquidity situation and restructuring efforts. The impairment evaluation will be completed in the fourth quarter of fiscal 2005. At such time, the preliminary impairment charge recorded in the third fiscal quarter may be adjusted upward or downward.

NOTE 7– INCOME TAXES

Deferred income taxes are computed using the liability method whereby deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using presently enacted tax rates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

In February 2005, the Company established valuation allowances of approximately $1.6 million for deferred tax assets including certain net operating loss carryforwards and tax credit carryforwards. The realization of these carryforwards is dependent on certain of our operations recognizing taxable income on a stand-alone basis in future periods which is no longer certain. Therefore, these deferred tax assets were reserved as of February 28, 2005.

The difference between the expected income tax provision applying the domestic federal statutory tax rate and the current state rates is illustrated as follows:

	Three Months Ended February 28, 2005		Nine Months Ended February 28, 2005
	(Amounts in thousands)
Expected provision for federal income tax benefit at the statutory rate.	$(13,565)	(35.0%)	$(13,327)	(35.0%)
Expected state income tax benefit, net of federal benefit	(2,132)	(5.5%)	(2,094)	(5.5%)
Charges without tax benefit, primarily goodwill impairment	10,125	26.1%	10,125	26.6%
Valuation allowance on tax benefit of contract dispute reserve	679	1.8%	679	1.8%
Valuation allowance on deferred tax assts	1,600	4.1%	1,600	4.2%
Other	5	—	7	—

Total	$(3,288)	(8.5%)	$(3,020)	(7.9%)

In fiscal 2004, the actual income tax provision did not differ from the expected federal and state income tax provision.

NOTE 8 – CONTRACT DISPUTES

Contract Disputes Summary

(in 000’s)

	Total Claim	Net Receivable
Dispute		As of February 28, 2005	As of May 31, 2004
Contract Dispute I	$26,262	$14,943	$14,926
Contract Dispute II	14,619	11,322	11,300
Contract Dispute III	6,431	4,183	4,255
Contract Dispute IV	2,054	975	975

	49,366	31,423	31,456
Contract Dispute Reserve	—	(10,448)	—

Total	$49,366	$20,975	$31,456

Contract Dispute I

Four subsidiaries of the Company performed work from March 2003 to November 2003 under several subcontracts with a general contractor (GC) to erect a combined cycle power plant. In October 2003 with the project 85% complete, the GC terminated the Company from one subcontract due to contractual disputes and claims against the GC for additional monies owed related to significant increased costs stemming from alleged mismanagement of the project by the GC. Other subcontracts were substantially completed but were consequently terminated for convenience by the GC.

The Company, through a subsidiary, consequently filed suit against the general contractor in November 2003. Other subsidiaries of the Company filed suit for non-payment in December 2003. Mediation occurred in August 2004, however, no resolution was reached. The subsidiaries of the Company, along with their independent contract forensics experts, believe the claims are valid and expect a ruling in the Company’s favor regarding these matters. The three suits have been combined into one forum of litigation by the presiding judge. The Company expects a trial date to be set for some time in the first quarter of fiscal 2006 and expects full resolution in these matters to occur in fiscal 2006.

The Company’s total claim in this matter is approximately $26.3 million and the Company has, in accordance with SOP 81-1, a $14.9 million net receivable recorded in our balance sheet, excluding the contract dispute reserve discussed below.

Contract Dispute II

In the fourth quarter of fiscal 2003, a subsidiary of the Company was subcontracted by a general contractor (GC) to erect two Selective Catalytic Reactor (SCR) Units for an owner. The Company subsidiary had performed all of its obligations to the GC in accordance with the parties’ Subcontractor Agreement, along with significant extra work that the GC directed the Company’s subsidiary to perform to cure design defects, mis-fabrications, and project delays attributable to the GC. The GC refused to sign certain change orders for the additional work performed and alleged that the services and materials provided by the Company were defective and behind schedule. In June 2004, the owner terminated the GC for cause. The owner subsequently retained the subsidiary of the Company to complete the project. The owner refused to pay the subsidiary of the Company the amounts owed by the GC because the owner had previously paid the GC for the work. The Company has subsequently completed work on the SCR units to the satisfaction of the owner.

Under the terms of the owner’s original contract with the GC, the GC provided the owner with an unconditional and irrevocable guarantee of its parent, a non-USA based holding company. Under this guarantee, the parent guaranteed the GC’s performance and payment obligations, including the obligations that the GC owed to the Company and other subcontractors. The Company has subsequently filed suit against the GC’s parent pursuant to the contractual parental guarantee but expects the proceedings to be stayed until arbitration between the GC and the Company is completed. If the proceedings are not successful against the GC, the Company believes it can seek recovery under the parental guarantee. Currently, an arbitration date has been scheduled for the first quarter of 2006. The Company, along with our independent contract forensics firm believes that we have valid claims and expect a decision in our favor regarding this matter. The Company expects a full resolution in this matter to occur in fiscal 2006.

The Company’s total claim in this matter is approximately $14.6 million and the Company has, in accordance with SOP 81-1, a $11.3 million net receivable recorded in our balance sheet, excluding the contract dispute reserve discussed below.

Contract Dispute III

In fiscal year 2003, the two of the Company’s subsidiaries entered into sub-subcontract agreements with another subcontractor (Sub) to provide all necessary supervision, labor, materials, and equipment necessary to install a heater foundation, on a time and material basis at an owner’s facility. The Sub was previously contracted by the general contractor (GC) on the project, to perform foundation installation, equipment, piping and steel erection, other construction work and construction management. As the project progressed, the Sub opted to increase the Company’s subsidiaries scope of work.

On September 30, 2003, the Sub filed for Chapter 11 bankruptcy protection. At the date of the bankruptcy filing, the Company subsidiaries were substantially complete with all work at the job site. Subsequent to the Sub’s bankruptcy filing, the GC assumed all of the Sub’s obligations that are subject to valid liens associated with the project. The Company’s subsidiaries subsequently filed valid construction lien claims totaling approximately $5.8 million against the owner, GC and Sub. These lien claims have been consolidated with six other sub-subcontractor lien claims associated with the project and the lien claims have been fully bonded by the GC, although the GC disputes the lien amounts and seeks to have a smaller lien fund fixed. Therefore, the Company is not required to proceed through the Sub’s bankruptcy proceedings to collect on amounts owed. The Court has ruled that initial discovery be limited to matters relevant to the computation of the “lien fund” that is available to satisfy the liens that have been asserted against the project. Currently, the Company is in dispute with the owner and the GC as to the appropriate calculation of the available lien fund. The Company believes that we have a valid claim and that the value of the lien fund will be established at an amount adequate to fund the associated claim by the Company. Currently, there is a settlement discussion mandated by the courts scheduled for the first quarter of 2006. The Company expects a full resolution in this matter to occur in fiscal 2006.

The Company’s total claim in this matter is approximately $6.4 million and the Company has, in accordance with SOP 81-1, a $4.2 million net receivable recorded in our balance sheet, excluding the contract dispute reserve discussed below.

Contract Dispute IV

In March 2000, the Company entered into a joint venture partnership (JV) agreement for the construction of a pulp and paper project for an owner, which was completed late in 2000. The services provided by the JV consisted primarily of a labor contract with the owner supplying the engineering and the majority of the materials to be installed. The claim arises out of a contractual dispute in which the Company believes the JV incurred substantial work because the owner’s planning and engineering on the project was not adequate. The owner did not pay amounts owed and claims that the JV was not properly licensed by the Oregon Contractors Licensing Board, and therefore not eligible to file a lawsuit under Oregon law. An Oregon state court ruled in favor of the owner regarding the licensing issue and the Company appealed the decision.

Oral arguments were held in Court of Appeals on March 8, 2005. Although the appellate panel of judges is under no time constraint, the Company expects a decision in the next nine months. If the court rules in favor of the Company, the case will proceed to trial. The Company and its external counsel believe that we have valid claims under state law and expect a decision in our favor from the Court of Appeals. The Company also believes that a recent state court ruling supports our position regarding the claim. The Company expects a full resolution in this matter to occur in fiscal 2006.

The Company’s total claim in this matter is approximately $2.1 million, excluding legal costs, and the Company has, in accordance with SOP 81-1, a $1.0 million net receivable recorded in our balance sheet, excluding the contract dispute reserve.

Contract Dispute Reserve

In February 2005, the Board of Directors authorized management to initiate an effort to accelerate the resolution and collection of the amounts owed on the disputed contracts, and further limit the costs of litigation to the Company arising out of the various disputes. The action by the Board was taken in connection with the Company’s current liquidity situation, restructuring plans and refinancing efforts. While the Company believes that allowing these disputes to be resolved through the normal course of arbitration or litigation would result in the recovery of amounts equal to or in excess of the previously recorded balances, the Board concluded that addressing the liquidity situation was of utmost importance. Therefore, in an effort to expedite the collection of these balances, the Board authorized management to pursue resolution at amounts below that previously reflected on the balance sheet. As a result of the Company’s initiative, the Company recorded a reserve of $10.4 million in the third quarter of fiscal 2005.

The Company believes it is adequately reserved for the disputes and will continue to assess the adequacy of the reserves as additional information becomes available.

NOTE 9 – CONTINGENCIES

Insurance Reserves

The Company maintains workers’ compensation insurance, with statutory limits; general liability insurance; auto liability insurance in the primary amount of $2.0 million per occurrence; contractor’s pollution liability insurance in the amount of $10.0 million per occurrence; and pollution legal liability for owned and leased properties in the amount of $2.0 million per occurrence. The Company has deductibles or self-insured retentions in the amount of $10,000 for damage to owned or leased properties; $250,000 for workers’ compensation, $100,000 for general liability, $0 for auto liability, $50,000 for contractor’s pollution liability and $25,000 for pollution legal liability. Matrix also maintains an umbrella policy with coverage limits of $25.0 million per project, policies to cover our equipment and other property with coverage limits of $16.0 million per occurrence, and policies for construction with coverage limits of $16.0 million per project. Most policies provide for coverage on an occurrence basis rather than a “claims made” basis. Matrix maintains a performance and payment bonding line of $150.0 million. However, our current liquidity and financial situation makes it difficult to utilize the bonding line for new projects.

Management estimates the reserve for self-insurance retention based on knowledge of the circumstances surrounding the claims, the nature of any injuries involved, historical experience and estimates of future costs provided by certain third parties. Changes in the assumptions underlying the accrual could cause actual results to differ from the amounts reserved.

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

All claims that are outstanding with the Legion Liquidator, state guaranty funds and Mutual are claims that originated prior to May 1, 2002, the date on which Matrix replaced the Legion insurance program with workers’ compensation insurance provided by “A” rated workers compensation carriers, are reserved by the Company. Although the Company believed its previous reserve of $0.8 million was adequate, recent claim settlements by state guaranty funds exceeded amounts accrued by the Company for the respective claims. In addition, during the quarter ending February 28, 2005, the Company obtained information regarding estimated settlements of open claims that were also higher than amounts previously accrued. As a result, the Company recorded an additional accrual of $1.2 million for these claims in the third quarter of fiscal 2005, increasing the Company’s reserve to $2.0 million. Additionally, it is still possible that Matrix will experience some additional exposure from the total of $4.6 million of existing security, consisting of the escrow accounts, LC and surety bond, until a final settlement agreement with Mutual is signed, a permanent injunction is entered and the LC and surety bond are cancelled. Matrix does not believe resolution of this issue will have a material effect on the Company’s financial position, results of operations and liquidity.

Environmental Dispute

In March 2005, the South Coast Air Quality Management District (AQMD) of the State of California settled a complaint filed in March 2003 in the Los Angeles County Superior Court for the Central District against a Matrix customer alleging multiple violations by the customer at its west coast refinery for failure to comply with certain District Rules of the AQMD that established a self-inspection and compliance reporting program for above ground stationary tanks used to store crude oil, gasoline, and other petroleum products.

Matrix was not named in the AQMD complaint; however, counsel for the customer made a formal demand upon Matrix to assume defense of the case and to indemnify the customer for any damages it may incur. The customer’s demand was made pursuant to the terms of the

Master Service Agreement entered into in May 1999 between Matrix and the customer. Matrix rejected the demands of the customer based upon its own belief as to the interpretation of the Master Services Agreement and the facts developed by Matrix since the AQMD filed its complaint in March 2003. Matrix and the customer mutually agreed to toll the dispute for at least four years and until there is a resolution of the complaint filed by the AQMD against the customer.

While the existing relationship between Matrix and its customer may be positive, the customer may still assert claims against Matrix that it believes may be valid under the Master Services Agreement. There can be no assurance that Matrix will not incur costs associated with this matter. The Company currently cannot provide any estimate of possible loss or range of possible loss, if any, for this matter.

Unapproved Change Orders and Claims

As of February 28, 2005 and May 31, 2004, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of approximately $0.4 million and $1.5 million, respectively, and claims of approximately $0.4 million and $1.3 million, respectively. Amounts disclosed for unapproved change orders and claims exclude amounts associated with contract disputes disclosed in Note 8 – Disputed Contracts. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers generally will not pay these amounts to Matrix until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

Other

The Company and its subsidiaries are named as defendants in various other legal actions and are vigorously defending against each of them. It is the opinion of management that none of such legal actions will have a material effect on the Company’s financial position, results of operations and liquidity.

NOTE 10 – REPORTING ACCUMULATED OTHER COMPREHENSIVE INCOME

Other comprehensive income and accumulated other comprehensive income consisted of foreign currency translation adjustments and fair value adjustments of derivative instruments.

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
	(In Thousands)		(In Thousands)
Net Income (loss)	$(35,469)	$2,259	$(35,068)	$9,216
Other comprehensive income (loss)	(154)	(81)	441	215

Comprehensive income (loss)	$(35,623)	$2,178	$(34,627)	$9,431

NOTE 11 – EARNINGS PER COMMON SHARE

Basic earnings per common share is calculated based on the weighted average shares outstanding during the period. Dilutive earnings per share includes the dilutive effect of employee stock options. Diluted earnings per share for the nine month period ending February 29, 2004 excludes 234,902 options which were antidilutive, as the exercise prices of the options exceeded the average market price of common stock for the first nine months of fiscal 2004. There were also 344,100 antidilutive options for both the three and nine month periods ending February 28, 2005. However, as the operating results of the Company are a net loss for both the three and nine month periods, the dilutive effect of stock options is not considered when reporting earnings per share.

NOTE 12 – SEGMENT INFORMATION

The Company’s operating segments have been aggregated into two reportable segments, Construction Services and Repair & Maintenance Services.

The Construction Services segment includes turnkey and specialty construction services provided primarily to the downstream petroleum and power industries. These services include civil/structural, mechanical, piping, electrical and instrumentation, millwrighting, steel fabrication and erection, specialized heavy hauling and rigging, boiler work, engineering, and fabrication and construction of aboveground storage tanks (AST).

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

Matrix Service Company

3rd Quarter Results of Operations

(In Thousands)

	Construction Services	Repair & Maintenance Services	Other	Combined Total
Three Months ended February 28, 2005
Gross revenues	$51,618	$63,018	$—	$114,636
Less: Inter-segment revenues	(2,891)	(298)	—	(3,189)

Consolidated revenues	48,727	62,720	—	111,447
Gross profit	1,727	4,147	—	5,874
Operating income (loss)	(37,474)	272	(2)	(37,204)
Income (loss) before income tax expense	(38,483)	(272)	(2)	(38,757)
Net income (loss)	(35,305)	(163)	(1)	(35,469)

Segment assets	82,831	76,767	29,207	188,805
Capital expenditures	62	69	405	536
Depreciation and amortization expense	873	795	—	1,668

Three Months ended February 29, 2004
Gross revenues	$106,699	$40,710	$—	$147,409
Less: Inter-segment revenues	(2,135)	(99)	—	(2,234)

Consolidated revenues	104,564	40,611	—	145,175
Gross profit	7,041	4,780	—	11,821
Operating income (loss)	2,349	1,911	(65)	4,195
Income (loss) before income tax expense	2,112	1,754	(65)	3,801
Net income (loss)	1,189	1,109	(39)	2,259

Segment assets	113,695	61,761	21,930	197,386
Capital expenditures	165	441	780	1,386
Depreciation and amortization expense	834	777	—	1,611

Nine Months ended February 28, 2005
Gross revenues	$161,228	$157,456	$—	$318,684
Less: Inter-segment revenues	(8,229)	(547)	—	(8,776)

Consolidated revenues	152,999	156,909	—	309,908
Gross profit	9,959	13,597	—	23,556
Operating income (loss)	(37,164)	2,771	(150)	(34,543)
Income (loss) before income tax expense	(39,466)	1,538	(150)	(38,078)
Net income (loss)	(35,893)	914	(89)	(35,068)

Segment assets	82,831	76,767	29,207	188,805
Capital expenditures	318	277	728	1,323
Depreciation and amortization expense	2,675	2,496	—	5,171

Nine Months ended February 29, 2004
Gross revenues	$361,600	$121,033	$—	$482,633
Less: Inter-segment revenues	(7,627)	(156)	—	(7,783)

Consolidated revenues	353,973	120,877	—	474,850
Gross profit	25,918	12,061	—	37,979
Operating income (loss)	12,185	4,179	(65)	16,299
Income (loss) before income tax expense	11,131	3,595	(65)	14,661
Net income (loss)	7,130	2,125	(39)	9,216

Segment assets	113,695	61,761	21,930	197,386
Capital expenditures	749	1,565	1,639	3,953
Depreciation and amortization expense	2,584	2,207	—	4,791

Segment revenue from external customers by industry type are as follows:

	Construction Services	Repair & Maintenance Services	Total
Three Months Ended February 28, 2005
Power Industry	$3,193	$8,161	$11,354
Downstream Petroleum Industry	38,534	52,230	90,764
Other Industries	7,000	2,329	9,329

Total	$48,727	$62,720	$111,447

Three Months Ended February 29, 2004
Power Industry	$76,991	$3,115	$80,106
Downstream Petroleum Industry	23,949	35,018	58,967
Other Industries	3,624	2,478	6,102

Total	$104,564	$40,611	$145,175

Nine Months Ended February 28, 2005
Power Industry	$33,761	$13,084	$46,845
Downstream Petroleum Industry	96,287	135,732	232,019
Other Industries	22,951	8,093	31,044

Total	$152,999	$156,909	$309,908

Nine Months Ended February 29, 2004
Power Industry	$253,473	$9,775	$263,248
Downstream Petroleum Industry	91,378	104,362	195,740
Other Industries	9,122	6,740	15,862

Total	$353,973	$120,877	$474,850

Other Industries consists primarily of wastewater, food and beverage, electronics and paper industries.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The following is a discussion of the most critical accounting policies, judgments and uncertainties that are inherent in our application of Generally Accepted Accounting Principles (GAAP).

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

Matrix has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Matrix has a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenues and contracts costs, and accordingly, does not believe significant fluctuations would ever materialize. However, current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made through a contract write-down for the total loss anticipated. A number of our contracts contain various cost and performance incentives and penalties that impact the earnings we realize from our contracts, and adjustments related to these incentives and penalties are recorded in the period when estimable or finalized, which is generally during the latter stages of the contract. Contract incentives are evaluated throughout the life of the contract and are recognized on a percentage-of-completion basis when the likelihood of obtaining the incentive becomes probable.

Indirect costs (such as salaries and benefits, supplies and tools, equipment costs and insurance costs) are charged to projects based upon direct labor hours and overhead allocation rates per direct labor hour. Warranty costs are normally incurred prior to project completion and are charged to project costs as they are incurred. Warranty costs incurred subsequent to project completion were not material for the periods presented. Overhead allocation rates are established annually during the budgeting process and evaluated for accuracy throughout the year based upon actual direct labor hours and actual costs incurred.

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

As of February 28, 2005 and May 31, 2004, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of approximately $0.4 million and $1.5 million, respectively, and claims of approximately $0.4 million and $1.3 million, respectively. Historically, our collections for unapproved change orders and other claims have approximated the amount of revenue recognized.

The following table provides a rollforward of revenue recognized on claims and unapproved change orders. Amounts disclosed for unapproved change orders exclude amounts associated with contract disputes disclosed in Note 8 – Disputed Contracts.

	Claims for Unapproved Change Orders	Other Claims	Total
		(In Thousands)
Balance at May 31, 2003	$377	$528	$905
Additions	1,870	188	2,058
Collections	(551)	(175)	(726)
Gain/(Loss)	(124)	(104)	(228)

Balance at February 29, 2004	$1,572	$437	$2,009

Balance at May 31, 2004	$1,457	$1,264	$2,721
Additions	329	247	576
Collections	(1,751)	(1,095)	(2,846)
Gain/(Loss)	358	(36)	322

Balance at February 28, 2005	$393	$380	$773

Contract Dispute Receivables

Contract Dispute Receivables are comprised of accounts receivable and cost and estimated earnings in excess of billings for which settlement is subject to legal proceedings such as mediation, arbitration or litigation. Such proceedings have resulted in delays in obtaining resolution. As a result, the balances are presented separately on the balance sheet at estimated net realizable value based upon the most current information available. Amounts ultimately received may differ from the current estimate.

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

Legal costs are expensed as incurred.

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

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. As of May 31, 2004 and February 28, 2005, insurance reserves totaling $2.2 million and $4.6 million, respectively, are reflected on our balance sheet. These amounts represent our best estimate of our ultimate obligations for asserted claims plus claims incurred but not yet reported at the balance sheet date. We establish specific reserves for claims using case-basis evaluations of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. Additionally, the actual results of claim settlements could differ from the amounts estimated.

Goodwill

Goodwill and intangible assets with indefinite useful lives are tested at least annually for impairment. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Goodwill is evaluated for impairment by first comparing management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. Reporting units for purposes of goodwill impairment calculations are our reportable segments.

Management utilizes a discounted cash flow analysis to determine the estimated fair value of our reporting units. Judgments and assumptions related to revenue, gross margins, operating expenses, interest, capital expenditures, cash flow and market assumptions are inherent in these estimates. As a result, use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and ultimately results in the recognition of impairment charges in the financial statements. We utilize various assumption scenarios and assign probabilities to each of these scenarios in our discounted cash flow analysis. The results of the discounted cash flow analysis are then compared to the carrying value of the reporting unit.

If the carrying value of a reporting unit exceeds its fair value, a computation of the implied fair value of goodwill is compared with its related carrying value. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount of the excess. If an impairment charge is incurred, it would negatively impact our results of operations and financial position. We perform our annual analysis during the fourth quarter of each fiscal year and in any other period in which indicators of impairment warrant an additional analysis.

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

THREE MONTHS ENDED FEBRUARY 28, 2005 COMPARED TO THREE MONTHS ENDED FEBRUARY 29, 2004

Consolidated

Consolidated revenues were $111.4 million for the three months ended February 28, 2005, a decrease of $33.8 million, or 23.2%, from consolidated revenues of $145.2 million for the three months ended February 29, 2004. The decrease in consolidated revenues resulted from a $55.9 million decrease in Construction Services revenues partially offset by a $22.1 million increase in Repair & Maintenance Services revenues.

Consolidated gross profit decreased from $11.8 million for the quarter ended February 29, 2004 to $5.9 million for the quarter ended February 28, 2005. The $5.9 million decrease in gross profit was primarily driven by the 23.2% decline in quarterly revenues. The consolidated gross margin declined from 8.1% for the three months ended February 29, 2004 to 5.3% for the three months ended February 28, 2005. This 34.6% decrease resulted from the decline in Construction Services’ revenue, which led to a smaller consolidated revenue base available to absorb fixed costs. Also, margins were negatively impacted by the partial replacement of construction revenues with lower margin repair and maintenance work.

Consolidated SG&A expenses were $18.1 million for the third quarter of fiscal 2005 compared to $7.6 million in the third quarter last year. This increase of $10.5 million was attributable to an additional $10.4 million contract dispute reserve recorded on the previously disclosed contract disputes as a result of the Company’s effort to accelerate the collection of amounts owed in order to help alleviate the Company’s current liquidity situation. See the table below for a breakdown of other SG&A charges. The remaining SG&A of approximately $6.7 million is in line with expectations in light of the cost reduction measures implemented in the first quarter of 2005. SG&A expense as a percentage of revenue increased to 16.2% for the third quarter of fiscal 2005 compared to 5.2% last fiscal year due to the 23.2% decrease in revenues combined with the contract dispute reserve adjustment to SG&A.

Interest expense increased to $1.6 million for the quarter ended February 28, 2005 as compared to $0.7 million for the comparable period of the prior fiscal year due to higher interest rates and the increased level of debt that resulted from collection issues and contract disputes which carried over from fiscal 2004.

Income before income tax expense decreased from $3.8 million for the third quarter of fiscal 2004 to a loss before income tax of $38.8 million for the third quarter of fiscal 2005. This $42.6 million decrease was due to higher interest expense, lower gross margin resulting from the decline in consolidated revenues, the $10.4 million contract dispute reserve and the $25 million impairment of goodwill.

The effective tax rates for the three-month periods ended February 28, 2005 and February 29, 2004 were 8.5% and 40.6%, respectively. The unusually low effective tax rate for the quarter ended February 28, 2005 is attributable to the absence of a tax benefit for the impairment of goodwill combined with establishing a valuation allowance for certain deferred tax assets of approximately $1.6 million.

The following table provides a summary of charges impacting earnings in the current period.

	Three Months Ended February 28, 2005
	Expense	EPS
	(In Thousands)
SG&A
Legal	$444	$(0.01)
Sarbanes Oxley	339	(0.01)
Contract Dispute Reserve	10,448	(0.40)
Refinancing Efforts	186	(0.01)

	11,417	(0.43)
Restructuring, Impairment & Abandonment
Goodwill impairment	25,000	(1.44)

Provision (benefit) for Income Tax
Deferred Tax Asset	1,600	(0.09)

Construction Services

Construction Services’ revenues for the quarter ended February 28, 2005 were $48.7 million, compared to $104.6 million in the comparable quarter of the prior year, a decrease of $55.9 million, or 53.4%. The decrease was primarily due to significantly lower revenues from the Power Industry offset partially by higher revenues from both the Downstream Petroleum and Other Industries. Power Industry revenues decreased $73.8 million as a result of the completion of two large power projects performed by our Eastern operations in fiscal 2004. Revenues from Downstream Petroleum increased $14.6 million with the remaining $3.3 million increase to revenues coming from Other Industries, which consists primarily of wastewater, food and beverage, electronics and paper industries.

Construction Services gross margins decreased from 6.7% in the third quarter of fiscal 2004 to 3.5% in the third quarter of fiscal 2005 as a result of the sharp decline in revenues, which reduced our revenue base for fixed cost absorption. Gross profit decreased from $7.0 million in the third quarter of fiscal 2004 to $1.7 million in the third quarter of fiscal 2005, a decrease of 75.5% due to the decrease in the volume of business and the decline in gross margins.

The operating loss and loss before income tax expense for the three months ended February 28, 2005 of $37.5 million and $38.5 million, respectively, were significantly lower than the operating income and income before income tax expense of $2.3 million and $2.1 million, respectively, produced for the three months ended February 29, 2004, primarily due to rising interest expense, reserving an additional amount for contract disputes and the goodwill impairment.

Repair & Maintenance Services

Revenues from Repair & Maintenance Services increased $22.1 million, or 54.4%, from $40.6 million for the third quarter of fiscal 2004 to $62.7 million for the third quarter of fiscal 2005. The improvement resulted primarily from increased revenues from the Downstream Petroleum Industry, which increased $17.2 million for the quarter. Also, revenues from the Power Industry increased $5.0 million while revenues from Other Industries decreased of $0.1 million. The net increase was primarily driven by the additional maintenance contracts entered into in January 2005.

Gross margins of 6.6% for the three months ended February 28, 2005 were lower than the gross margins of 11.8% for the three months ended February 29, 2004 as a result of the decline to the consolidated revenue base available for fixed cost absorption combined with the inclusion of lower margin maintenance contracts. Gross profit declined $0.6 million in spite of the increase in revenues due to a lower consolidated revenue base available for fixed cost absorption.

Operating income and loss before income tax expense for the three months ended February 28, 2005 of $0.3 million and $0.3 million, respectively, were lower than the operating income and income before income tax expense of $1.9 million and $1.8 million, respectively, produced for the three months ended February 29, 2004 primarily due to a lower consolidated revenue base available for fixed cost absorption and higher interest expenses in the third quarter of fiscal 2005.

NINE MONTHS ENDED FEBRUARY 28, 2005 COMPARED TO NINE MONTHS ENDED FEBRUARY 29, 2004

Consolidated

Consolidated revenues were $309.9 million for the nine months ended February 28, 2005, a decrease of $165.0 million, or 34.7%, from consolidated revenues of $474.9 million for the nine months ended February 29, 2004. The decrease in consolidated revenues resulted from a $201.0 million decrease in Construction Services revenues partially offset by a $36.0 million increase in Repairs & Maintenance Services revenues.

Consolidated gross profit decreased from $38.0 million for the nine months ended February 29, 2004 to $23.6 million for the nine months ended February 28, 2005. The $14.4 million decrease in gross profit resulted from the 34.7% decline in revenues. Consolidated gross margin declined from 8.0% for the nine months ended February 29, 2004 to 7.6% for the nine months ended February 28, 2005 primarily due to the decline in Construction Services’ revenue, which led to a smaller consolidated revenue base available to absorb fixed costs. Also, negatively impacting margins were partial replacement of construction revenues coming in the form of lower margin repair and maintenance work.

Consolidated SG&A expenses were $32.9 million for the nine months of fiscal 2005 compared to $21.6 million for the nine months of the prior year. This increase of $11.3 million was primarily attributable to an additional $10.4 million contract dispute reserve recorded on the previously disclosed contract disputes as a result of the Company’s effort to accelerate the collection of amounts owed in order to help alleviate the Company’s current liquidity situation. See the table below for a breakdown of other SG&A charges. Partially offsetting these expenses were cost reduction strategies implemented in the first quarter of fiscal 2005 and a reduction in employee incentives, which are based on attainment of financial goals. SG&A expense as a percentage of revenue increased to 10.6% compared to 4.6% in the prior fiscal year as a result of a 34.7% decrease in revenues combined with the contract dispute reserve adjustment and the other additional SG&A charges noted in the table below.

Interest expense increased to $3.6 million for the nine months ended February 28, 2005 as compared to $2.1 million for the comparable period for the prior fiscal year due to higher interest rates and the increased level of debt that resulted from collection issues and contract disputes which carried over from fiscal 2004.

Income before income tax expense decreased from $14.7 million for the first nine months of fiscal 2004 to a loss before income tax of $38.1 million for the first nine months of fiscal 2005. This $52.8 million decrease was due to higher interest expenses, lower gross margins resulting from the decline in consolidated revenues combined with the contract dispute reserve adjustment and the impairment of goodwill.

The effective tax rates for the nine months ended February 28, 2005 and February 29, 2004 were 7.9% and 40.6%, respectively. The unusually low effective tax rate for the nine months ended February 28, 2005 is attributable to the absence of a tax benefit for the impairment of goodwill combined with establishing a valuation allowance for certain deferred tax assets of approximately $1.6 million.

The following table provides a summary of charges impacting earnings in the current period.

	Nine Months Ended February 28, 2005
	Expense	EPS
	(In Thousands)
SG&A
Legal	$2,034	$(0.07)
Sarbanes Oxley	723	(0.02)
Severance	312	(0.01)
Contract Dispute Reserve	10,448	(0.40)
Refinancing Efforts	186	(0.01)

	13,703	(0.51)
Restructuring, Impairment & Abandonment
Goodwill impairment	25,000	(1.44)

Provision (benefit) for Income Tax
Deferred Tax Asset	1,600	(0.09)

Construction Services

Construction Services’ revenues for the nine months ended February 28, 2005 were $153.0 million, compared to $354.0 million in the comparable nine months of the prior year, a decrease of $201.0 million, or 56.8%. The decrease was primarily due to a $219.7 million decrease in revenues from the Power Industry, which resulted from the completion of two large power projects performed by our Eastern operations in fiscal 2004. Partially offsetting this decline was revenue from Other Industries, which increased $13.8 million and Downstream Petroleum Industries, which increased $4.9 million.

Construction Services gross margins declined from 7.3% in the first nine months of fiscal 2004 to 6.5% in the first nine months of fiscal 2005 due to a lower revenue base available for fixed cost absorption, which was partially offset by the absence of the lower margin construction projects that were completed in fiscal 2004. Gross profit decreased from $25.9 million in the third quarter of fiscal 2004 to $10.0 million in the third quarter of fiscal 2005, a decrease of 61.6% due to the decrease in the volume of business.

The operating loss and loss before income tax expense for the nine months ended February 28, 2005 of $37.2 million and $39.5 million, respectively, were lower than the operating income and income before income tax expense of $12.2 million and $11.1 million, respectively, produced for the nine months ended February 29, 2004, due to higher interest expense, adjusting our contract dispute reserve and the impairment of goodwill.

Repair & Maintenance Services

Revenues from Repair & Maintenance Services increased $36.0 million, or 29.8%, from $120.9 million for the first nine months of fiscal 2004 to $156.9 million for the first nine months of fiscal 2005. The improvement resulted primarily from increased revenues for the nine months ended February 28, 2005 from the Downstream Petroleum Industry, which increased $31.4 million as a result of strong turnaround activity combined with the addition of maintenance contracts entered into in January 2005. In addition, revenues from the Power Industry and Other Industries increased $3.3 million and $1.3 million, respectively.

Gross margins of 8.7% for the nine months ended February 28, 2005 were lower than the gross margins of 10.0% for the nine months ended February 29, 2004 due to a smaller consolidated revenue base available for fixed cost absorption. Gross profit increased from $12.1 million in the first nine months of fiscal 2004 to $13.6 million in the first nine months of fiscal 2005, an increase of 12.7%. This gross profit increase was a result of the 29.8% increase in revenues.

Operating income and income before income tax expense for the nine months ended February 28, 2005 of $2.8 million and $1.5 million, respectively, were lower than the operating income and income before income tax expense of $4.2 million and $3.6 million, respectively, produced for the nine months ended February 29, 2004 primarily due to a lower consolidated revenue base available for fixed cost absorption combined with higher interest expense.

Non-GAAP Financial Measure

EBITDA is a supplemental, non-generally accepted accounting principle financial measure. EBITDA is defined as earnings before taxes, interest expense, depreciation and amortization. We have presented EBITDA because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our consolidated statements of operations entitled “net income (loss)” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use, and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income (loss), the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions, which are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

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

EBITDA for the three and nine month periods ended February 28, 2005 was a net loss of $35.5 million and a net loss of $29.3 million, respectively, compared to net income of $6.1 million and $22.4 million for the three and nine month periods ended February 29, 2004. A reconciliation of EBITDA to net income (loss) follows:

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
	(In Thousands)		(In Thousands)
Net Income (loss)	$(35,469)	$2,259	$(35,068)	$9,216
Interest Expense, net	1,637	700	3,633	2,127
Provision (benefit) for income taxes	(3,288)	1,542	(3,010)	6,302	(A)
Depreciation and amortization	1,668	1,611	5,171	4,791

EBITDA	(35,452)	6,112	(29,274)	22,436

(A)	Provision for income taxes for the nine months ended February 29, 2004 included $347,000 of taxes related to net earnings of joint venture.

The $41.6 million and $51.7 million decreases in EBITDA for the three and nine months ended February 28, 2005, respectively, as compared to three and nine month period for the prior year was primarily due to an impairment charge of $25.0 million and a contract dispute reserve of $10.4 million incurred during the third quarter of fiscal 2005. In addition, operating results, primarily in the construction services segment, were lower in fiscal 2005 as compared to fiscal 2004.

Financial Condition & Liquidity

Historically, Matrix has financed its operations with cash from operations and from advances under its credit facility. Matrix’s cash and cash equivalents totaled approximately $2.0 million at February 28, 2005 and approximately $0.8 million at May 31, 2004. Operations of Matrix provided $16.6 million of cash for the nine months ended February 28, 2005 as compared to using $0.6 million of cash for the nine months ended February 29, 2004, representing an increase of approximately $16.7 million. The increase in cash provided by operations was primarily due to an increase in accounts payable in fiscal 2005.

Accounts payable was $43.4 million as of February 28, 2005 as compared to $27.5 million as of May 31, 2004. This increase of $15.9 million was primarily due to a strategic cash management plan implemented in order to better manage the Company’s current liquidity issues. As a result of this plan, the Company extended the timing of payments to vendors. To date, this has not materially impacted the Company’s ability to operate.

Accounts Receivable and Costs in Excess of Billings were $59.2 million and $22.6 million, respectively, as of February 28, 2005 as compared to $57.0 million and $18.9 million, respectively, as of May 31, 2004. We did not experience decreases in these balances consistent with the 16.2% decrease in revenues we experienced for the three months ended February 28, 2005 compared to the three months ended May 31, 2004. The Accounts Receivable balance did not decrease in proportion to the decrease in revenues due to a customer making significant prepayments for a project during fiscal 2004 such that no accounts receivable were reflected in the May 31, 2004 balance with respect to these revenues. We did not have a similar project for which a customer was making significant prepayments in the third quarter of fiscal 2005. The increase to the Costs in Excess of Billings balance is primarily due to a combination of three factors. First, the recent mix of work includes faster paced Repair & Maintenance projects, specifically Outages, which we are working diligently to keep billing up to date. Second, the balance is also impacted due to a larger government contract that has a cap on weekly release amounts, but subsequent to February 28, 2005 we were successful in obtaining contract modifications to increase this weekly release cap to a more appropriate level. Last, we have a greater percentage of contracts based on milestone billings, for which billings often occur in the quarter subsequent to the quarter in which costs were incurred.

The inventory balance as of February 28, 2005 was $6.5 million as compared to $4.6 million as of May 31, 2004, an increase of $1.9 million. This increase was primarily related to increased inventory purchases in connection with the Company’s increasing backlog of projects. In addition, the sharp increase in the price of steel over the last year has contributed to the higher inventory balance.

Credit Agreement and Revolving Credit Facility

On March 7, 2003, we replaced our prior credit agreement with an $87.5 million senior credit facility entered into with a group of banks. The credit agreement originally consisted of a five-year term loan of $32.5 million and a three-year $55 million revolving credit facility. Substantially all of our properties and assets and those of our domestic subsidiaries secure the senior credit facility. Under the original agreement, we pay LIBOR-based interest on funds borrowed under the term loan and funds borrowed on a revolving basis bear interest on a Prime or LIBOR-based option.

In August 2004, the senior credit facility was amended to convert $20 million of the revolver balance to a term loan (Term Loan B), which matures August 31, 2005 and to reduce the credit commitment on the revolver by an equal amount from $55 million to $35 million. The facility was further amended in December 2004 to provide that interest on Term Loan B would accrue at a 12.5% per annum fixed rate from November 30, 2004 until March 31, 2005, when the interest rate increased to an 18% per annum fixed rate. The interest rate further increases to a 21% per annum fixed rate on June 30, 2005.

Effective November 30, 2004, we amended our credit agreement to require mandatory prepayment of indebtedness outstanding under the credit agreement with proceeds collected by us from certain disputed accounts and claims that are currently the subject of litigation initiated by us. Pursuant to the mandatory prepayment provision, we are required to apply such proceeds, first, to the payment in full of Term Loan B, next, at our option, to the payment of remaining term loans or to the payment of amounts outstanding under the revolving credit facility.

Effective March 23, 2005, the facility was amended, reducing the credit commitment on the revolver from $35.0 million to the lesser of $29,000,000 or 70% of the borrowing base. Effective April 8, 2005, the facility was further amended to increase the credit commitment on the revolver from $29.0 million to the lesser of $32.0 million or 75% of the borrowing base. The amendment also provided that the commitment will further increase to the lesser of $35.0 million or 80% of the borrowing base upon the full and final closing and funding of either a subordinated loan to the Company or an offering of junior securities by the Company in an amount acceptable to the lenders. Finally, the amendment converted interest on the term loan to Prime plus 175 basis points and interest on the revolver borrowings to Prime plus 150 basis points. Beginning in May, the rates will increase 25 basis points per month until August at which time they will increase 50 basis points per month until March 2006. The amendment did not change the interest rate applicable to Term Loan B.

At February 28, 2005, $11.0 million was outstanding under the revolver, $23.8 million was outstanding under the five-year term loan and $20.0 million was outstanding under Term

Loan B. In addition, $9.3 million of the revolver was utilized by outstanding letters of credit, which mature in 2005 and 2006. At February 28, 2005, remaining availability under the credit facility consisted of $14.6 million available under the revolver as the total revolver facility was $35.0 million. Had the current amendments been in place, availability would have been reduced to $11.6 million. At April 8, 2005, availability under our revolver was $6.1 million. We were paying a weighted average interest rate of 9.3% on the term loans and 6.75% on the revolver at February 28, 2005.

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

The following table presents the required and actual financial covenant measures in effect as of May 31, 2004 and February 28, 2005:

	February 28, 2005		May 31, 2004
Fixed Charge Ratio
Minimum Ratio Required	1.15		1.40
Actual Ratio	(0.20	)(A)	1.66

Total Debt Leverage Ratio
Maximum Ratio Allowed	4.50		2.50
Actual Ratio	(51.06	)(A)	3.06	(B)

Senior Debt Leverage Ratio
Maximum Ratio Allowed	3.00		N/A
Actual Ratio	(34.85	)(A)	N/A

Net Worth
Minimum Net Worth Required	$75,000,000		$66,596,000
Actual Net Worth	51,657,000	(A)	85,715,000

(A)	Consolidated EBITDA, as defined in the Senior Credit Facility, was a loss for the twelve month period ended February 28, 2005. The non-compliance was primarily attributable to operating results that were significantly lower than expectations and a $10.4 million charge for disputed contracts reserve, producing negative ratios which resulted in non-compliance with the required covenants.
(B)	Based on our forecasted results of operations and our amended covenants, our prospective covenant calculations indicated compliance with our covenants for the upcoming 12 months at May 31, 2004. However, we exceeded the maximum Total Debt Leverage Ratio allowed under our credit agreement at that date. The non-compliance with the Total Debt Leverage Ratio at May 31, 2004 was primarily attributable to operating results for the fourth quarter of fiscal 2004, which were negatively impacted by projects that experienced significant cost overruns during that period.

On April 8, 2005, the Company received a waiver letter and amendment from the lenders whereby the lenders agreed to waive all rights and remedies under the Credit Agreement arising from events of default specified in the waiver, which is effective through June 15, 2005. The waiver may be withdrawn upon the occurrence of certain specified events. The fee for the waiver letter and amendment will range from $0.2 million to $1.0 million. The fee increases over a period of time defined in the agreement with the full $1.0 million being payable if certain events do not occur before September 11, 2005.

If, as of the end of a fiscal quarter, we violate a financial covenant and conclude that it is probable that we would continue to violate one or more of our covenants over the next 12 months, we would be required to reclassify our indebtedness under the credit agreement as current. Because of the decline in operating results, delays in the start-up of projects included in our backlog, costs associated with contract disputes, low-margin maintenance contracts, anticipated restructuring costs and capital expenditure requirements, we have concluded that it is probable that we will continue to violate one or more of the existing covenants over the next twelve months. Therefore, our debt is classified as current at February 28, 2005.

The failure to comply with the terms of our credit agreement has required us to incur significant fees to our lenders to obtain any waivers or amendments and caused us to seek alternative financing. Without acceptable waivers or amendments from our lenders or alternative financing on terms acceptable to us, our lenders would have the right, among others, to declare all amounts outstanding under the credit agreement to be immediately due and payable and foreclose upon and sell substantially all of our assets to repay such amounts.

See Restructuring, below, for a discussion of Management’s plans related to the Company’s credit facility.

Acquisition Payable

As part of the purchase of the Hake Group of Companies in Fiscal 2003, the Company entered into an acquisition payable for a portion of the purchase price. The acquisition payable is recorded at its fair value of $7.7 million and accreted for the change in its present value each period utilizing a 5.1% effective interest rate. Payments related to the acquisition payable are due annually on March 7 with $1.9 million due annually in 2005, 2006 and 2007, and $2.7 million due in 2008. The Company did not pay the $1.9 million payment due March 7, 2005 to the former shareholders of Hale as a result of the Company’s exposure from certain issues with tax filings by the Hake Group of Companies. These issues relate to periods prior to the acquisition by Matrix.

Capital Expenditures

Capital expenditures during the nine months ended in February 28, 2005 totaled approximately $1.3 million. Although the Company’s original fiscal 2005 budget included capital expenditures of $6.3 million, the Company expects capital expenditures for the remainder of fiscal 2005 to be minimal. We do not expect the low level of capital expenditures in fiscal 2005 to result in any loss of business, however we expect our capital expenditure requirements to increase in fiscal 2006.

Restructuring

On March 28, 2005, Bradley S. Vetal resigned from his positions as Chairman of the Board, President and Chief Executive Officer of the Company, effective immediately. Mr. Ed Hendrix, an independent director of the Company since 2000, was elected Chairman of the Board of Directors to replace Mr. Vetal. The Company’s Board of Directors appointed Michael J. Hall, currently a member of the Board of Directors and formerly the Company’s Chief Financial Officer, as the company’s interim President and Chief Executive Officer.

In March 2005, the Company began a restructuring program to reduce its cost structure and improve operating results. This restructuring program is expected to include reductions in workforce and changes to business plans including the consolidation or closure of certain facilities or business lines. The Company expects these restructuring efforts to continue into fiscal 2006 and the Company expects to incur restructuring charges of at least $2.1 million in the fourth quarter of fiscal 2005.

As part of the restructuring efforts, the Company has engaged a financial consultant to assist senior management with the following:

•	Determining short-term and long-term liquidity needs;

•	Improving forecasting tools;

•	Providing oversight of all restructuring activities;

•	Identifying cost reduction and operations improvement opportunities;

•	Reviewing operating and financial plans and cash flow forecasts at corporate and divisional levels;

•	Assessing core business, management, policy operations, facilities, equipment and operating practices;

•	Conducting feasibility analyses in connection with debt restructuring efforts; and

•	Interfacing with credit constituencies.

The Company also anticipates incurring approximately $1.5 million in professional fees in the fourth quarter of fiscal 2005 related to restructuring efforts.

Based upon the current status of the senior credit facility described above, total liquidity has been constrained due to shortfalls in operating performance. As a result of the liquidity issues, the Company has extended the timing of payments to vendors until the liquidity issues improve. Management has initiated a number of steps to improve the Company’s liquidity situation including the following:

•	Improving overall operating performance based upon the restructuring efforts currently underway;

•	Evaluating alternatives to accelerate collection of amounts due on the contract disputes; and

•	Raising of additional capital through debt refinancing efforts or alternative means.

The Company has engaged an investment banking firm to assist the Board of Directors in evaluating refinancing and other strategic alternatives. These alternatives include the possible issuance of convertible subordinated securities.

As discussed previously, the current bank group has amended our credit agreement and provided waivers for specified covenant violations through June 15, 2005. They have also increased our revolver from $29 million to the lesser of $32 million or 75% of the borrowing base immediately and to the lesser of $35 million or 80% of the borrowing base upon completion of a proposed private placement of convertible subordinated junior securities. The net proceeds of the convertible subordinated junior securities would be used to retire Term Loan B, which is due in August 2005 and currently bears interest at 18% per year and, if sufficient, to provide additional liquidity. The bank group has also indicated

they would provide an incremental $10 million of short term financing to provide additional liquidity primarily for trade creditors. The documentation is in process and we anticipate having these funds available simultaneously with the closing of the convertible subordinated junior securities.

We cannot assure that the private placement will be completed or that the incremental revolver will be provided. If we are successful in completing the private placement and obtaining the incremental revolver, our liquidity issues would be alleviated for the short-term and we would then focus on returning the Company to profitability and refinancing our senior debt for a longer term. If the efforts are not successful, we cannot assure that other financing can be arranged, that we would be able to meet existing debt covenants, or that the bank would not foreclose on the Company. In that event, we would be required to explore other strategic alternatives.

Outlook

Our fourth quarter will be focused on improving Matrix’s overall operating performance with emphasis on improving relationships with our core customer and vendor base who have been supportive over these last few difficult months, on completing our plans to restructure our unprofitable businesses, and to begin execution of these plans. Because these changes are being made and executed in a dynamic and changing environment, we are not in a position at this time to provide any meaningful earnings guidance for the fourth quarter of 2005.

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

These forward-looking statements may include, among others, such things as:

•	amounts and nature of future revenues and margin from our Construction Services and Repair & Maintenance Services segments;

•	our expected compliance with the financial covenants included in our credit agreement;

•	the likely impact of new or existing regulations on the demand for our services; and

•	expansion and other development trends of the industries we serve.

These statements are based on certain assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in our Form 10-K for the year ended May 31, 2004 and listed from time to time in our filings with the Securities and Exchange Commission;

•	our ability to obtain a permanent waiver or modification of any financial covenants we may have violated under the existing credit agreement, and our ability to refinance Term Loan B and the remainder of our long-term debt;

•	the impact of general economic, market or business conditions on our future revenues;

•	the deferral of capital expenditures or planned maintenance by our significant customers;

•	changes in laws or regulations; and

•	successful implementation of our turnaround measures; and

•	other factors, most of which are beyond our control.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Steel Supply and Price Risk

Steel and steel pipe are the primary raw materials used by our Construction Services and Repair & Maintenance Services segments. Supplies of these materials are available throughout the United States. We do not anticipate being unable to obtain adequate amounts of these materials in the foreseeable future. However, the availability and pricing of these materials could change significantly due to various factors, including producer capacity, the level of foreign imports, demand for the materials, the imposition or removal of tariffs on imported steel, our current financial position and other market conditions. We seek to mitigate these risks by including, whenever possible, standard language in our construction contracts, which passes the risk of increases in steel prices or unavailability of steel on to our customers.

Other

There have been no material changes in market risk faced by us from those reported in our 2004 Annual Report on Form 10-K filed with the Securities Exchange Commission. For more information on market risk, see Part II, Item 7A in our 2004 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2005. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended February 28, 2005.

We are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort includes the documentation, testing and review of our internal controls under the direction of senior management. During the course of these activities, we have identified certain internal control issues which senior management believes need to be improved. As a result, we are evaluating and implementing improvements to our internal controls over financial reporting and will continue to do so. These improvements include further formalization of policies and procedures, improved segregation of duties, and improved information technology system controls. For all internal control issues identified, we believe we have adequate compensating controls in place, such as reviews and reconciliations, to mitigate the risk to our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer’s conclusion stated above, that our disclosure controls and procedures were effective at the reasonable assurance level as of February 28, 2005 was based, in part, upon our evaluation of the control issues identified, including the presence of adequate compensating controls.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

For information regarding legal proceedings, see Notes 8 and 9 in Item 1 of Part 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this item.

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

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Shares That May Yet Be Purchased Under the Plans or Programs
June 1, 2004 to June 30, 2004	0	$—	2,116,800	1,330,706
July 1, 2004 to July 31, 2004	0	$—	2,116,800	1,330,706
August 1, 2004 to August 31, 2004	0	$—	2,116,800	1,330,706

Total	0	$—	2,116,800	1,330,706

September 1, 2004 to September 30, 2004	0	$—	2,116,800	1,330,706
October 1, 2004 to October 31, 2004	0	$—	2,116,800	1,330,706
November 1, 2004 to November 30, 2004	0	$—	2,116,800	1,330,706

Total	0	$—	2,116,800	1,330,706

December 1, 2004 to December 31, 2004	0	$—	2,116,800	1,330,706
January 1, 2005 to January 31, 2005	0	$—	2,116,800	1,330,706
February 1, 2005 to February 28, 2005	0	$—	2,116,800	1,330,706

Total	0	$—	2,116,800	1,330,706

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable

ITEM 5. Other Information

Senior Credit Facility - Waiver Letter and Amendment

On April 8, 2005, the Company received a waiver letter and amendment (the “Amendment”), to the Credit Agreement, dated as of March 7, 2003, by and among Matrix, certain of its subsidiaries, the various lenders party thereto (the “Lenders”), and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, N.A.), as a Lender, LC Issuer and as Agent for the Lenders (the “Credit Agreement”). Pursuant to the Amendment, the lenders agreed to waive all rights and remedies under the Credit Agreement arising from events of default specified in the waiver, which is effective through June 15, 2005. The waiver may be withdrawn upon the occurrence of certain specified events. The facility was also amended to increase the credit commitment on the revolver from $29.0 million to the lesser of $32.0 million or 75% of the borrowing base. The amendment also provided that the commitment will further increase to the lesser of $35.0 million or 80% of the borrowing base upon the full and final closing and funding of either a subordinated loan to the Company or an offering of junior securities by the Company in an amount acceptable to the lenders. Finally, the amendment converted interest on the term loan to Prime plus 175 basis points and interest on the revolver borrowings to Prime plus 150 basis points. Beginning in May, the rates will increase 25 basis points per month until August at which time they will increase 50 basis points per month until March 2006. The amendment did not change the interest rate applicable to Term Loan B.

The fee for the waiver letter and amendment will range from $0.2 million to $1.0 million. The fee increases over a period of time defined in the agreement with the full $1.0 million being payable if certain events do not occur before September 11, 2005.

Other than in respect of the Credit Agreement and the Amendment, there are no material relationships between Matrix, its subsidiaries, the Lenders and their respective affiliates, except that some of the Lenders and their affiliates have engaged and may engage in commercial and investment banking transactions with Matrix in the ordinary course of business, and also provide or have provided advisory and financial services to Matrix.

A copy of the Amendment is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and is incorporated by reference as though fully set forth herein. The foregoing summary description of the Amendment and the transactions contemplated therein is not intended to be complete and is qualified in its entirety by the complete text of the Amendment.

Goodwill Impairment

The Company performs an annual goodwill impairment review in the fourth quarter of every year. In addition, the Company performs a goodwill impairment review whenever events or changes in circumstances indicate the carrying value may not be recoverable, such as the liquidity issues and operating results the Company is currently experiencing.

The Company performed a goodwill impairment test as of February 28, 2005. Fair value of the reporting units was determined based on the probability-adjusted present value of future cash flows. On April 8, 2005, the Company concluded that a preliminary impairment charge of $25 million was required for the Construction Services segment. The charge was recorded in the quarter ended February 28, 2005 and is reflected in “Restructuring, impairment and abandonment” on the Consolidated Statements of Operations. The cash flow assumptions are based on the best available information, but such information is considered preliminary due to the Company’s current liquidity situation and restructuring efforts. The impairment evaluation will be completed in the fourth quarter of fiscal 2005. At such time, the preliminary impairment charge recorded in the third fiscal quarter may be adjusted upward or downward.

ITEM 6. Exhibits:

Exhibit 10.1:	Senior Credit Facility Waiver Letter and Amendment dated April 8, 2005.

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – Interim CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – Interim CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date: April 11, 2005	By:	/s/ George L. Austin
George L. Austin Vice President- Finance and Chief Financial Officer signing on behalf of the registrant and as the registrant’s chief accounting officer.

EXHIBIT INDEX

Exhibit 10.1:	Senior Credit Facility Waiver Letter and Amendment dated April 8, 2005.

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – Interim CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – Interim CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.