Form 10-Q/A
period 2004-11-30
MATRIX SERVICE CO
filed 2005-06-03
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed as Amendment No. 2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2004 to revise Part 1, Items 1, 2 and 4 in the Form 10-Q. This amendment:

•	reclassifies amounts receivable for contract disputes to a separate line item on our consolidated balance sheets and our consolidated cash flow statements, and adds additional disclosure related to those contract disputes;

•	adds disclosure of interest paid and taxes paid to our consolidated cash flow statements; and

•	adds additional discussion of internal control issues identified, compensating controls and the basis of our Chief Executive Officer’s and Chief Financial Officer’s conclusion that our disclosure controls were effective.

This Amendment No. 2 to our Quarterly Report on Form 10-Q/A amends and restates Items 1, 2 and 4 of Part 1 of our Quarterly Report on Form 10-Q. The information included in these items has not been updated to reflect events or developments which may have occurred subsequent to November 30, 2004.

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

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Balance Sheets

(in thousands)

	November 30, 2004	May 31, 2004
	(unaudited)
ASSETS:

Current assets:
Cash and cash equivalents	$1,152	$752
Accounts receivable, less allowances (November 30 - $334, May 31 - $337)	52,821	56,974
Contract disputes receivable, net	31,357	31,456
Costs and estimated earnings in excess of billings on uncompleted contracts	21,106	18,854
Inventories	5,071	4,584
Income tax receivable	1,630	3,220
Deferred income taxes	1,457	1,493
Prepaid expenses	3,259	2,368

Total current assets	117,853	119,701

Property, plant and equipment at cost:
Land and buildings	25,210	24,518
Construction equipment	32,018	31,294
Transportation equipment	12,704	12,445
Furniture, fixtures and office equipment	8,896	8,743
Construction in progress	385	1,593

	79,213	78,593

Accumulated depreciation	36,156	32,939

Net property, plant and equipment	43,057	45,654

Goodwill	49,957	49,666
Other assets	1,259	1,253

Total assets	$212,126	$216,274

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Balance Sheets

(in thousands, except share data)

	November 30, 2004	May 31, 2004
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$37,728	$27,528
Billings on uncompleted contracts in excess of costs and estimated earnings	11,289	8,115
Accrued insurance	2,896	2,152
Other accrued expenses	7,163	11,264
Current capital lease obligation	58	—
Current portion of long-term debt	24,773	4,893
Current portion of acquisition payable	1,881	1,835

Total current liabilities	85,788	55,787

Long-term debt	28,232	64,209
Acquisition payable	5,758	5,614
Long-term capital lease obligation	126	—
Deferred income taxes	5,017	4,949

Stockholders’ equity:
Common stock - $.01 par value; 30,000,000 shares authorized and 19,285,276 shares issued as of November 30, 2004 and May 31, 2004	193	193
Additional paid-in capital	56,277	56,101
Retained earnings	35,966	35,585
Accumulated other comprehensive income (loss)	200	(395)

	92,636	91,484

Less: Treasury stock, at cost – 1,956,950 shares as of November 30, 2004 and 2,084,950 shares as of May 31, 2004	(5,431)	(5,769)

Total stockholders’ equity	87,205	85,715

Total liabilities and stockholders’ equity	$212,126	$216,274

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Cash Flow Statements

(in thousands)

	Six Months Ended November 30,
	2004	2003
	(unaudited)
Cash flow from operating activities:

Net income	$401	$6,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,519	3,180
Deferred income tax	104	890
Gain (loss) on sale of equipment	8	(6)
Accretion of acquisition payable	190	203
Earnings of joint venture	—	(857)
Change in value of interest rate swap	(104)	(190)
Amortization of accumulated loss on interest rate swap	83	114
Amortization of debt issuance costs	291	66
Changes in current assets and liabilities increasing (decreasing) cash:
Accounts receivable	4,153	(20,967)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,252)	4,695
Contract disputes receivable	99	—
Inventories	(487)	(105)
Prepaid expenses	(398)	748
Accounts payable	10,200	(14,299)
Billings on uncompleted contracts in excess of costs and estimated earnings	3,174	(4,739)
Accrued expenses	(3,357)	8,086
Income taxes receivable	1,717	941
Other	(58)	(115)

Net cash provided (used) by operating activities	17,283	(15,398)

Cash flow from investing activities:

Capital expenditures	(787)	(2,567)
Distribution from joint venture	—	701
Net effect of dissolution of joint venture	—	2,738
Proceeds from other investing activities	41	82

Net cash provided (used) by investing activities	$(746)	$954

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Cash Flow Statements

(in thousands)

	Six Months Ended November 30,
	2004	2003
	(unaudited)
Cash flows from financing activities:

Advances under bank credit agreement	$92,857	$155,512
Repayments on bank credit agreement	(108,849)	(141,796)
Capital lease borrowings	198	—
Capital lease repayments	(18)	—
Issuance of common stock	367	1,777
Payment of debt issuance costs	(814)	(13)

Net cash provided (used) by financing activities	(16,259)	15,480
Effect of exchange rate changes on cash	122	74

Increase in cash and cash equivalents	400	1,110

Cash and cash equivalents at beginning of period	752	775

Cash and cash equivalents at end of period	$1,152	$1,885

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes	$(1,514)	$3,563
Interest	$1,980	$1,361

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

We are currently evaluating various proposals to refinance Term Note B and our existing credit facility. Although anticipate completing these refinancings prior to March 31, 2005, we cannot assure you that our efforts will be successful.

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

Unapproved Change Orders and Claims

As of November 30, 2004 and May 31, 2004, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of approximately $0.4 million and $1.5 million, respectively, and claims of approximately $0.2 million and $1.3 million, respectively. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers generally will not pay these amounts to Matrix until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

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

NOTE 11 – Contract Disputes

Contract Disputes Summary

(in 000’s)

	Total Claim	Net Receivable
Dispute		As of November 30, 2004	As of May 31, 2004
Contract Dispute I	$25,390	$14,943	$14,926
Contract Dispute II	14,264	11,174	11,301
Contract Dispute III	6,283	4,265	4,255
Contract Dispute IV	2,054	975	975

Total	$47,991	$31,357	$31,456

Contract Dispute I

Four subsidiaries of the Company performed work from March 2003 to November 2003 under several subcontracts with a general contractor (GC) to erect a combined cycle power plant. In October 2003, with the project 85% complete, the GC terminated the Company from one subcontract due to contractual disputes and claims against the GC for additional monies owed related to significant increased costs stemming from alleged mismanagement of the project by the GC. Other subcontracts were substantially completed but were consequently terminated for convenience by the GC.

The Company, through a subsidiary, consequently filed suit against the general contractor in November 2003. Other subsidiaries of the Company filed suit for non-payment in December 2003. Mediation occurred in August 2004, however, no resolution was reached. The subsidiaries of the Company, along with their independent contract forensics experts, believe the claims are valid and expect a ruling in the Company’s favor regarding these matters. The three suits have been combined into one forum of litigation by the presiding judge. The Company expects a trial date to be set for some time in the first quarter of fiscal 2006 and expects full resolution of these matters to occur in fiscal 2006.

The Company’s total claim in this matter is approximately $25.4 million and the Company has, in accordance with SOP 81-1, a $14.9 million net receivable recorded in our balance sheet at November 30, 2004 and May 31, 2004.

Contract Dispute II

In the fourth quarter of fiscal 2003, a subsidiary of the Company was subcontracted by a general contractor (GC) to erect two Selective Catalytic Reactor (SCR) Units for an owner. The Company’s subsidiary had performed all of its obligations to the GC in accordance with the parties’ Subcontractor Agreement, along with significant extra work that the GC directed the Company’s subsidiary to perform to cure design defects, mis-fabrications, and project delays attributable to the GC. The GC refused to sign certain change orders for the additional work performed and alleged that the services and materials provided by the Company were defective and behind schedule. In June 2004, the owner terminated the GC for cause. The owner subsequently retained the subsidiary of the Company to complete the project. The owner refused to pay the subsidiary of the Company the amounts owed by the GC because the owner had previously paid the GC for the work. The Company has subsequently completed work on the SCR units to the satisfaction of the owner.

Under the terms of the owner’s original contract with the GC, the GC provided the owner with an unconditional and irrevocable guarantee of its parent, a non-USA based holding company. Under this guarantee, the parent guaranteed the GC’s performance and payment obligations, including the obligations that the GC owed to the Company and other subcontractors. The Company has subsequently filed suit against the GC’s parent pursuant to the contractual parental guarantee but expects the proceedings to be stayed until arbitration between the GC and the Company is completed. If the proceedings are not successful against the GC, the Company believes it can seek recovery under the parental guarantee. Currently, an arbitration date has been scheduled for the first quarter of fiscal 2006. The Company, along with our independent contract forensics firm, believes that we have valid claims and expects a decision in our favor regarding this matter. The Company expects a full resolution in this matter to occur in fiscal 2006.

The Company’s total claim in this matter is approximately $14.3 million and the Company has, in accordance with SOP 81-1, a $11.2 million and $11.3 million net receivable recorded in our balance sheet at November 30, 2004 and May 31, 2004, respectively.

Contract Dispute III

In fiscal year 2003, two of the Company’s subsidiaries entered into sub-subcontract agreements with another subcontractor (Sub) to provide all necessary supervision, labor, materials, and equipment necessary to install a heater foundation, on a time and material basis at an owner’s facility. The Sub was previously contracted by the general contractor (GC) on the project, to perform foundation installation, equipment, piping and steel erection, other construction work and construction management. As the project progressed, the Sub opted to increase the Company’s subsidiaries scope of work.

On September 30, 2003, the Sub filed for Chapter 11 bankruptcy protection. At the date of the bankruptcy filing, the Company’s subsidiaries were substantially complete with all work at the job site. Subsequent to the Sub’s bankruptcy filing, the GC assumed all of the Sub’s obligations that are subject to valid liens associated with the project. The Company’s subsidiaries subsequently filed valid construction lien claims totaling approximately $5.8 million against the owner, GC and Sub. These lien claims have been consolidated with six other sub-subcontractor lien claims associated with the project and the lien claims have been fully bonded by the GC, although the GC disputes the lien amounts and seeks to have a smaller lien fund fixed. Therefore, the Company is not required to proceed through the Sub’s bankruptcy proceedings to collect on amounts owed. The Court has ruled that initial discovery be limited to matters relevant to the computation of the “lien fund” that is available to satisfy the liens that have been asserted against the project. Currently, the Company is in dispute with the owner and the GC as to the appropriate calculation of the available lien fund. The Company believes that we have a valid claim and that the value of the lien fund will be established at an amount adequate to fund the associated claim by the Company. Currently, there is a settlement discussion mandated by the courts scheduled for the first quarter of fiscal 2006. The Company expects a full resolution in this matter to occur in fiscal 2006.

The Company’s total claim in this matter is approximately $6.3 million and the Company has, in accordance with SOP 81-1, a $4.3 million net receivable recorded in our balance sheet at November 30, 2004 and May 31, 2004.

Contract Dispute IV

In March 2000, the Company entered into a joint venture partnership (JV) agreement for the construction of a pulp and paper project for an owner, which was completed late in 2000. The services provided by the JV consisted primarily of a labor contract with the owner supplying the engineering and the majority of the materials to be installed. The claim arises out of a contractual dispute in which the Company believes the JV incurred substantial work because the owner’s planning and engineering on the project was not adequate. The owner did not pay amounts owed and claims that the JV was not properly licensed by the Oregon Contractors Licensing Board (CCB), and therefore not eligible to file a lawsuit under Oregon law. An Oregon state court ruled in favor of the owner regarding the licensing issue and the Company appealed the decision.

Oral arguments were held in Court of Appeals on March 8, 2005. Although the appellate panel of judges is under no time constraint, the Company expects a decision in the next twelve months. If the court rules in favor of the Company, the case will proceed to trial. The Company and its external counsel believe that we have valid claims under state law and expect a decision in our favor from the Court of Appeals. The Company also believes that a recent state court ruling supports our position regarding the claim. The Company expects a full resolution in this matter to occur in fiscal 2006.

The Company’s total claim in this matter is approximately $2.1 million, excluding legal costs, and the Company has, in accordance with SOP 81-1, a $1.0 million net receivable recorded in our balance sheet at November 31, 2004 and May 31, 2004.

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

As of November 30, 2004 and May 31, 2004, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of approximately $0.4 million and $1.5 million, respectively, and for other claims of approximately $0.2 million and $1.3 million, respectively. Historically, our collections for unapproved change orders and other claims have approximated the amount of revenue recognized.

The following table provides a rollforward of revenue recognized on claims and unapproved change orders.

	Claims for Unapproved Change Orders	Other Claims	Total
	(In Thousands)
Balance at May 31, 2003	$377	$528	$905
Additions	1,729	160	1,889
Collections	(75)	(175)	(250)
Gain/(Loss)	(124)	(104)	(228)

Balance at November 30, 2003	$1,907	$409	$2,316

Balance at May 31, 2004	$1,457	$1,264	$2,721
Additions	329	105	434
Collections	(1,751)	(1,095)	(2,846)
Gain/(Loss)	358	(36)	322

Balance at November 30, 2004	$393	$238	$631

Contract Dispute Receivables

Contract Dispute Receivables are comprised of accounts receivable and cost and estimated earnings in excess of billings for which settlement is subject to legal proceedings such as mediation, arbitration or litigation. Such proceedings have resulted in delays in obtaining resolution. As a result, the balances are presented separately on the balance sheet at estimated net realizable value based upon the most current information available. Amounts ultimately received may differ from our current estimate.

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

Accounts Receivable were $52.8 million and contract disputes receivable were $31.4 million as of November 30, 2004 for a combined total of $84.2 million as compared to a total of $89.8 million as of November 30, 2003. Costs in Excess of Billings were $21.1 million as of November 30, 2004 as compared to $18.7 million as of November 30, 2003. We did not experience decreases in these balances consistent with the 33.6% decrease in revenues we experienced for the three months ended November 30, 2004 compared to the three months ended November 30, 2003. The balances did not decrease in proportion to the decrease in revenues due to two primary factors. First, a customer was making significant prepayments for a project during fiscal 2004 so no accounts receivable were reflected in the November 30, 2003 balance with respect to these revenues. We did not have a project for which a customer was making significant prepayments in fiscal 2005. Second, the November 30, 2004 balances include $31.4 million that relates to contract disputes discussed in Note 11 to the financial statements included in this Form 10-Q/A. If these circumstances were not present, we believe the accounts receivable and cost in excess of billings balances would have decreased in proportion to the decrease in revenues experienced.

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

We are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). This effort includes the documentation, testing and review of our internal controls under the direction of senior management. During the course of these activities, we have identified certain internal control issues which senior management believes need to be improved. As a result, we are evaluating and implementing improvements to our internal controls over financial reporting and will continue to do so. These improvements include further formalization of policies and procedures, improved segregation of duties, and improved information technology system controls. For all internal control issues identified, we believe we have adequate compensating controls in place, such as reviews and reconciliations, to mitigate the risk to our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer’s conclusion, that our disclosure controls and procedures were effective at the reasonable assurance level as of November 30, 2004 was based, in part, upon our evaluation of the control issues identified, including the presence of adequate compensating controls.

Control issues identified and the compensating controls relied on by management are as follows:

•	Segregation of duties – Due to the small size of our administrative staff at certain regional locations and certain corporate functions, there are circumstances where duties are not adequately segregated. For example, some employees currently have the ability to set up new employees and also enter time for employees. Others can set-up a new vendor and also process an invoice for payment.

As segregation of duties issues are identified, we evaluate the circumstances, organizational structure and compensating controls when determining the appropriate remediation. For all segregation of duties issues identified to date, we believe we have compensating controls in place that are operating effectively, including general ledger account reconciliations, review of disbursements and financial analyses.

•	Policies and procedures – During the course of our compliance effort for Section 404, we have identified instances where certain controls are performed as designed but documented evidence of the performance of the control does not exist. For example, reviews of general ledger account reconciliations, project estimates and financial analyses are performed but evidence of the review is not maintained or retained in all circumstances. Although the controls are operating effectively, remediation will be implemented to require better documentation of the performance of the controls.

•	Information systems controls – Prior to our compliance effort for Section 404, we had identified areas within our information systems control structure that should be strengthened. The primary areas identified relate to change management controls and access controls. The Company is in the process of remediating these issues. In the meantime, the Company believes it has adequate compensating controls in place to mitigate the risk associated with these issues, including general ledger account reconciliations and financial analyses.

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

MATRIX SERVICE COMPANY

Date: June 3, 2005	By:	/s/ George L. Austin
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