Form 10-Q/A
period 2005-02-28
MATRIX SERVICE CO
filed 2005-06-03
CIK 866273

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2005 to revise Part I, Items 1 and 4 and Part II, Item 5 in the original Form 10-Q. The amendment:

•	revises the discussion of the preliminary goodwill impairment charge recorded in the third fiscal quarter to remove all references that the charge could be adjusted downward; and

•	adds additional discussion of internal control issues identified, compensating controls and the status of the Company’s remediation efforts.

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A amends and restates Items 1 and 4 of Part 1 and Item 5 of Part II of our original Quarterly Report on Form 10-Q. The information included in these items has not been updated to reflect events or developments which may have occurred subsequent to February 28, 2005.

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

NOTE 3 – RESTRUCTURING

On March 28, 2005, Bradley S. Vetal resigned from his positions as Chairman of the Board, President and Chief Executive Officer of the Company, effective immediately. Mr. Ed Hendrix, an independent director of the Company since 2000, was elected Chairman of the Board of Directors to replace Mr. Vetal. The Company’s Board of Directors appointed Michael J. Hall, currently a member of the Board of Directors and formerly the Company’s Chief Financial Officer, as the Company’s interim President and Chief Executive Officer. The Company granted Mr. Hall 100,000 stock options which vest at the earlier of the achievement of specified objectives or one year. The remainder of Mr. Hall’s compensation program has not been finalized.

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

We cannot assure that the private placement will be completed or that the incremental revolver will be provided. If we are successful in completing the private placement and obtaining the incremental revolver, our liquidity issues would be alleviated for the short-term and we would then focus on returning the Company to profitability and refinancing our senior debt for a longer term. If the efforts are not successful, we cannot assure you that other financing can be arranged, that we would be able to meet existing debt covenants or that the bank would not foreclose on the Company. In that event, we would be required to explore other strategic alternatives.

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

Effective March 23, 2005, the facility was amended, reducing the credit commitment on the revolver from $35.0 million to the lesser of $29.0 million or 70% of the borrowing base. Effective April 8, 2005, the facility was further amended to increase the credit commitment on the revolver from $29.0 million to the lesser of $32.0 million or 75% of the borrowing base. The amendment also provided that the commitment will further increase to the lesser of $35.0 million or 80% of the borrowing base upon the full and final closing and funding of either a subordinated loan to the Company or an offering of junior securities by the Company in an amount acceptable to the lenders. Finally, the amendment converted interest on the term loan to Prime plus 175 basis points and interest on the revolver borrowings to Prime plus 150 basis points. Beginning in May, the rates will increase 25 basis points per month until August at which time they will increase 50 basis points per month until March 2006. The amendment did not change the interest rate applicable to Term Loan B.

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

NOTE 5 – ACQUISITION PAYABLE

As part of the purchase of the Hake group of companies in Fiscal 2003, the Company entered into an acquisition payable for a portion of the purchase price. The acquisition payable is recorded at its fair value of $7.7 million and accreted for the change in its present value each period utilizing a 5.1% effective interest rate. Payments related to the acquisition payable are due annually on March 7 with $1.9 million due annually in 2005, 2006 and 2007, and $2.7 million due in 2008. The Company did not pay the $1.9 million payment due March 7, 2005 to the former shareholders of Hake as a result of the Company’s exposure from certain issues with tax filings by the Hake Group of Companies. These issues relate to periods prior to the acquisition by Matrix. Because the Company was indemnified by the former shareholders for such pre-acquisition tax contingencies and it is not probable it will have a negative impact on the Company, no amounts have been reflected in the accompanying financial statements related to this matter.

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

As a result, the Company performed a goodwill impairment test as of February 28, 2005. The process of evaluating the impairment of goodwill is highly subjective and requires significant judgment. Fair value of the reporting units was determined based on the probability-adjusted present value of future cash flows. A preliminary impairment charge of $25 million was recorded for the Construction Services segment in the quarter ended February 28, 2005 and is reflected in “Restructuring, impairment and abandonment” on the Consolidated Statements of Operations. The cash flow assumptions are based on the best available information, but such information is considered preliminary due to the Company’s current liquidity situation and restructuring efforts. The impairment evaluation will be completed in the fourth quarter of fiscal 2005. At such time, the preliminary impairment charge recorded in the third fiscal quarter may be adjusted upward.

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

The difference between the expected income tax provision applying the domestic federal statutory tax rate and the current state rates is illustrated as follows:

	Three Months Ended February 28, 2005		Nine Months Ended February 28, 2005
	(Amounts in thousands)
Expected provision for federal income tax benefit at the statutory rate	$(13,565)	(35.0)%	$(13,327)	(35.0)%
Expected state income tax benefit, net of federal benefit	(2,132)	(5.5)%	(2,094)	(5.5)%
Charges without tax benefit, primarily goodwill impairment	10,125	26.1%	10,125	26.6%
Valuation allowance or tax benefit of contract dispute reserve	679	1.8%	679	1.8%
Valuation allowance on deferred tax assets	1,600	4.1%	1,600	4.2%
Other	5	—	7	—

Total	$(3,288)	(8.5)%	$(3,020)	(7.9)%

In fiscal 2004, the actual federal and state income tax provision did not differ from the expected income tax provision.

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

The Company’s total claim in this matter is approximately $6.4 million and the Company has in accordance with SOP 81-1, a $4.2 million net receivable recorded in our balance sheet, excluding the contract dispute reserve discussed below.

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

The Company’s total claim in this matter is approximately $2.1 million, excluding legal costs, and the Company, in accordance with SOP 81-1, has a $1.0 million net receivable recorded in our balance sheet, excluding the contract dispute reserve.

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

Certain of the internal control issues have been remediated. For others, we expect the remediation to be substantially complete and incorporated into our fiscal 2005 financial statement close process. As new internal control issues are identified during the completion of our compliance with Section 404 for fiscal 2005 or in future periods, remediation will be implemented in a timely manner.

PART II

OTHER INFORMATION

ITEM 5. Other Information

Senior Credit Facility - Waiver Letter and Amendment

On April 8, 2005, the Company received a waiver letter and amendment from the lenders whereby the lenders agreed to waive all rights and remedies under the Credit Agreement arising from events of default specified in the waiver, which is effective through June 15, 2005. The waiver may be withdrawn upon the occurrence of certain specified events. The facility was also amended to increase the credit commitment on the revolver from $29.0 million to the lesser of $32.0 million or 75% of the borrowing base. The amendment also provided that the commitment will further increase to the lesser of $35.0 million or 80% of the borrowing base upon the full and final closing and funding of either a subordinated loan to the Company or an offering of junior securities by the Company in an amount acceptable to the lenders. Finally, the amendment converted interest on the term loan and revolver borrowings to Floating Rate Advances. The amendment did not change the interest rate applicable to Term Loan B.

The fee for the waiver letter and amendment will range from $0.2 million to $1.0 million. The fee increases over a period of time defined in the agreement with the full $1.0 million being applicable if certain events do not occur before September 11, 2005.

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

A copy of the Amendment is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and is incorporated by reference as though fully set forth herein. The foregoing summary description of the Amendment and the transactions contemplated therein is not intended to be complete and is qualified by in its entirety by the complete text of the Amendment.

Goodwill Impairment

The Company performs an annual goodwill impairment review in the fourth quarter of every year. In addition, the Company performs a goodwill impairment review whenever events or changes in circumstances indicate the carrying value may not be recoverable, such as the liquidity issues and operating results the Company is currently experiencing.

The Company performed a goodwill impairment test as of February 28, 2005. The process of evaluating the impairment of goodwill is highly subjective and requires significant judgment. Fair value of the reporting units was determined based on the probability-adjusted present value of future cash flows. The cash flow assumptions are based on the best available information, but such information is considered preliminary due to the Company’s current liquidity situation and restructuring efforts. On April 8, 2005, the Company concluded that a preliminary impairment charge of $25 million was required for the Construction Services segment. The charge was recorded in the quarter ended February 28, 2005 and is reflected in “Restructuring, impairment and abandonment” on the Consolidated Statements of Operations. The impairment evaluation will be completed in the fourth quarter of fiscal 2005. At such time, the preliminary impairment charge recorded in the third fiscal quarter may be adjusted upward.

ITEM 6. Exhibits:

Exhibit 10.1: Senior Credit Facility Waiver Letter and Amendment dated April 8, 2005.*

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

* Previously reported in this Form 10-Q.

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

EXHIBIT INDEX

Exhibit 10.1: Senior Credit Facility Waiver Letter and Amendment dated April 8, 2005.*

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

* Previously reported in this Form 10-Q.