Form 10-K
period 2005-05-31
MATRIX SERVICE CO
filed 2005-08-17
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 1-15461

MATRIX SERVICE COMPANY

(Exact name of registrant as specified in its charter)

Delaware	73-1352174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10701 East Ute Street Tulsa, Oklahoma	74116
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (918) 838-8822

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Preferred Share Purchase Rights

(Title of class)

Name of Each Exchange On Which Registered: NASDAQ National Market (Common Stock)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Act).     Yes  ☒    No  ☐

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $109,259,750.

The number of shares of the registrant’s common stock outstanding as of August 12, 2005 was 17,413,526 shares.

Documents Incorporated by Reference

Certain sections of the registrant’s definitive proxy statement relating to the registrant’s 2005 annual meeting of stockholders, which definitive proxy statement will be filed within 120 days of the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Annual Report which address activities, events or developments which we expect, believe or anticipate will or may occur in the future are forward-looking statements. The words “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts” and similar expressions are also intended to identify forward-looking statements.

These forward-looking statements include, among others, such things as:

•	our ability to generate sufficient cash from operations or to raise cash in order to meet our short- and long-term capital requirements;

•	our ability to comply with the financial covenants in our credit agreement;

•	amounts and nature of future revenues from our construction and repair and maintenance segments;

•	the impact of restructuring events currently being executed;

•	the likely impact of new or existing regulations on the demand for our services; and

•	expansion and other development trends of the industries we serve.

These statements are based on certain assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in this Annual Report and listed from time to time in our filings with the Securities and Exchange Commission;

•	general economic, market or business conditions;

•	changes in laws or regulations; and

•	other factors, most of which are beyond our control.

Consequently, all of the forward-looking statements made in this Annual Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business or operations. We assume no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.

BACKGROUND

We provide construction services in addition to repair and maintenance services primarily to the downstream petroleum and power industries. We also provide these services to other industries including liquefied natural gas (LNG), wastewater, food and beverage and pulp and paper industries.

As a full service industrial contractor, we strive to provide all of our clients the highest degree of safety, quality and service utilizing our qualified professionals, technical expertise, skilled craftsmen, and overall project management.

We are headquartered in Tulsa, Oklahoma, with regional operating facilities located in California, Delaware, Illinois, Michigan, Oklahoma, Pennsylvania, Texas and Washington in the U.S. and Ontario in Canada. We were incorporated in the State of Delaware in 1989. Our principal executive offices are located at 10701 East Ute Street, Tulsa, Oklahoma 74116. Our telephone number is (918) 838-8822 and our fax number is (918) 838-8810. Unless the context otherwise requires, all references herein to “Matrix Service”, “Matrix Service Company”, the “Company” or to “we”, “our” and “us”, are to Matrix Service and its subsidiaries including The Hake Group of Companies since the date of acquisition on March 7, 2003.

To serve clients efficiently and effectively, Matrix Service operates regional offices throughout the U.S. and in Canada. We have separate union and non-union subsidiary companies; therefore, we can provide our services to customers’ who require services to be performed on either a union or non-union basis.

We are organized into two reportable segments – Construction Services and Repair and Maintenance Services. See Note 18 – Segment Information in the Notes to Consolidated Financial Statements for segment and geographic information.

We also provide services where our two business segments combine to provide a combination of services to our customers. Customers use these services to expand their operations, improve operating efficiencies and to comply with stringent environmental and safety regulations.

Our Construction Services include turnkey projects, renovations, upgrades, and expansions for large and small projects. We routinely perform civil and concrete, electrical and instrumentation, mechanical, piping and equipment installations, and tank engineering, design, fabrication and erection, as well as steel, steel plate, vessel and pipe fabrication.

Our Repair and Maintenance Services include outages and turnarounds, plant maintenance, electrical and instrumentation maintenance, tank inspection, repair and maintenance, industrial cleaning, and American Society of Mechanical Engineers (ASME) code repairs.

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

CONSTRUCTION SERVICES

Our Construction Services include turnkey construction, civil construction, structural steel erection, mechanical installation, process piping, electrical and instrumentation, fabrication, vessel and boiler erection, millwrighting, plant modifications, centerline turbine erection, and startup and commissioning. In addition, we offer design, engineering, fabrication and construction of aboveground storage tanks.

Safety, quality, and a commitment to customer satisfaction are the hallmarks of construction services at Matrix Service. As part of every project, we focus on innovative approaches that exceed our customers’ expectations, and can save them time and money. Our experience in completing projects both large and small has made us a leading provider for the downstream petroleum, power, and other industries that include the LNG, wastewater, food and beverage and paper industries.

We operate fabrication facilities on the East Coast, Midwest region, and West Coast to support our project requirements. Our fabrication facility in Oklahoma specializes in steel plate and vessel fabrication. The 160,000 sq. ft. facility is located on the most inland port in the United States with barging, rail, and trucking capabilities. The Oklahoma facility has the capacity to fabricate new tanks, new tank components and all maintenance, retrofit and repair parts including fixed roofs, floating roofs, seal assemblies, shell plate and tank appurtenances. The Oklahoma facility also provides customized steel plate and pipe fabrication directly to customers for their erection. This facility is qualified to perform services on equipment that requires ASME Code Stamps. This fabrication includes ASME pressure vessels, stacks, ducting, heat exchangers, flare stacks and igniter tips. Fabrication materials include carbon steels, stainless steels and specialty alloy materials.

In California, we own land, buildings and the equipment used in the fabrication of tank components and all maintenance, retrofit and repair parts including fixed roofs, floating roofs and seals, in addition to steel plate and pipe fabrication. The California facility is located close to the petroleum refining and petrochemical industry, which supplies the large population centers of the Western United States.

In Pennsylvania, we own and operate a pipe and pressure vessel fabrication facility. The Pennsylvania facility is ASME approved and U.A. labeled with “PP”, “R” and “U” stamps. Many exotic metals can be fabricated in this facility, which supports our project work as well as providing outside fabrication pipe and pressure vessels for our customers.

In addition, Matrix Service has the support structure necessary to manage and execute both small and large, complex projects within strict scheduling and budgetary constraints. Our in-house estimating, scheduling and cost control capabilities are designed to ensure timely and cost-effective execution of the work we undertake. Advanced information technology capabilities allow our project managers to oversee and control projects by accessing project data from any location or job site.

Construction Services Market Overview – Downstream Petroleum

Our construction experience for the downstream petroleum market includes refineries, pipelines, terminals, petrochemical plants, gas facilities and bulk storage facilities. This includes turnkey construction projects, renovations, upgrades, and expansions for large and small projects. We have many long-term relationships with our customers and much of our work is repeat business with these customers.

The downstream petroleum market continues to be strong. A focal point of this market is the refining industry and there are currently 149 refineries in the U.S. The total refining capacity of these refineries in 2004 was approximately 16.8 million barrels a day, which is not meeting the current and forecasted needs. While it is not expected that any new refineries will be built in the U.S. in the near future, it is anticipated that many existing refineries will focus on expanding and refurbishing their facilities to increase production. Several major refining companies have committed to significant capital expenditures in the coming years to help meet environmental requirements and to expand production.

Clean fuels initiatives continue to cause an increase in capital spending as refineries look for new efficient, cost-effective ways to comply with governmental regulations. Over the last several years, the Environmental Protection Agency (EPA) issued rules that require the sulfur content of diesel fuel to be reduced to 500 parts per million (ppm) with a lower 15-ppm requirement effective June 2006. In addition, refiners must produce low sulfur diesel products for off-road vehicles by 2010. Matrix Service saw some opportunities during fiscal 2005 relating to compliance with clean fuel initiatives, which resulted in projects for our construction services business segment. These projects involved the construction of new process units, modifications to existing units, extensive piping, structural steel, and equipment installations. We are still seeing inquiries related to clean diesel fuel at various refineries throughout the U.S. and expect more construction opportunities in the future.

Pipeline and terminal companies are also expanding existing facilities and constructing new terminals. We have provided turnkey construction services for bulk storage terminals, rail terminals, aviation fueling facilities and marine dock facilities. In addition, we have extensive experience upgrading, expanding, and completing retrofits at terminals and bulk storage facilities all across the U.S. We expect continued interest in our tank and terminal construction capabilities throughout the coming fiscal year.

A large portion of our terminal construction work involves tank construction, which is a cornerstone of our business. Our tank construction services often incorporate engineering, design, fabrication, and shop and/or field erection. In addition Matrix Service designs, fabricates and field erects new refrigerated and cryogenic liquefied gas storage tanks for the storage of ammonia, butane, carbon dioxide, ethane, methane, argon, nitrogen, oxygen, propane and other products. These tanks are utilized by the chemical, petrochemical and gas industries.

Construction Services Market Overview – Power

We are currently pursuing two types of opportunities for the electric power industry. Environmental upgrades to existing plants provide the most immediate area of opportunity for potential construction revenue. On March 5, 2005, the EPA issued the Clean Air Interstate Rule (CAIR), which provided the Federal framework to reduce power plant emissions in 28 states and the District of Columbia. We expect by 2010, power plants with generating capacity of approximately 23,900 megawatts will need to install Selective Catalytic Reduction (SCR) equipment for nitrous oxide (NOX) control. By 2015, power plants with a generating capacity of an additional 26,600 megawatts will also have to install SCR equipment for NOX control. The CAIR regulations also mandate reduction in sulfur dioxide (SO2) emissions from coal-fired power plants. SO2 removal is accomplished by the installation of Flue Gas Desulphurization (FGD) equipment. By 2010, power plants with a generating capacity of approximately 39,600 megawatts will have to install or upgrade FGD equipment. By 2015, power plants with an additional generating capacity of approximately 32,400 megawatts will also have to install or upgrade FGD equipment. A single megawatt of power generally supplies electricity for approximately 1,000 homes for a one-year period.

In addition to the opportunity that exists in the fabrication, erection and general construction services related to the installation of SCR and FGD systems, there are additional opportunities in coal fired power plant flue gas mercury reduction. On March 15, 2005, the EPA issued the Clean Air Mercury Rule (CAMR) establishing mercury limits for coal-fired flue gas that take effect in stages beginning in 2010, with full implementation by 2018. Under current technology, the most effective mercury removal from flue gas is by injection of an activated carbon catalyst and then downstream removal by a fabric filter bag house. Since modern coal-fired power plants generate revenue from the sale of flue gas fly ash, most of the planned mercury removal installations will involve the addition of a second bag house located downstream of the existing fly ash removal equipment. This will be necessary since the injection of the activated carbon results in the fly ash no longer being suitable for sale. We believe we are well positioned to provide fabrication, erection and general construction services as these mercury removal injection and capture systems are installed.

The EPA estimates that compliance with both the CAIR and the CAMR rules will cost the power industry in excess of $50 billion. We expect that increasing demand for companies to fabricate, erect and install the vessels associated with both NOX and mercury removal will result in increasingly higher margins than we are currently experiencing as fabrication facilities develop larger backlogs of work.

In addition to federally mandated environmental upgrades, the Company is pursuing opportunities that exist in the completion of partially built power plants. The economic condition of the power industry in the last months of 2001 and throughout 2002 resulted in approximately 30,000 megawatts worth of power plants that were under construction to be mothballed while only partially built. A small group of companies has emerged that specialize in the acquisition of these partially completed assets with the goal of completing the plant and either selling the generating capacity or the completed plant. All of these projects will require construction services. The Company has the expertise, skill and experience level to assist these developers in completing the projects to a point that electric power can be produced and sold.

As the upward pressure on natural gas prices continues, the power industry is once again looking at coal-fired power plant development as well as the development of gas-fired generation using gasified coal, and there is significant activity in the LNG market. All three of these “alternative” energy sources provide opportunities for the Company to provide fabrication, erection and general construction services.

Construction Services Market Overview – Other Industries

There has been a strong resurgence in LNG receiving terminal construction after years of dormancy. The strong demand for clean burning natural gas, resulting in part from the large build up of gas fired power plants and generally flat to declining domestic production of natural gas, has created an increased demand for LNG. This has created a strong demand for the construction of large LNG tanks, LNG receiving terminals and peak shaving plants. Matrix Service is involved in the engineering and construction of these LNG tanks. There are currently five LNG receiving terminals operating in the United States, nine terminals newly permitted by FERC and two terminals permitted by the Coast Guard. There are twelve receiving terminals proposed for FERC approval and eight proposed for Coast Guard approval.

In addition to the LNG market, Matrix Service provides construction services to the food and beverage, water/wastewater, pulp and paper, heavy technologies, and the metals and mining industries. While recently these opportunities have not been a significant portion of our revenue, we do have substantial experience providing turnkey construction, plant expansions, retrofits, and modernizations. We continue to monitor these industries and seek opportunities where we can offer our clients a safe, quality project.

REPAIR AND MAINTENANCE SERVICES

We provide a wide range of routine, preventative and emergency repair and maintenance services. We recognize that being proactive is the key, whether scheduling regular routine maintenance or planning an emergency response to an unexpected facility or equipment problem. We provide multiple services that allow our clients to select needed services from a single source instead of multiple contractors. Our primary services include refining and petrochemical turnarounds, facility/plant outages, facility maintenance, tank inspection, repair and maintenance, industrial cleaning and ASME code repairs. We provide these services for entire plants and facilities as well as single units or tanks. These services range in duration from short term to ongoing multiple year contracts.

Turnarounds, outages and shutdowns constitute a core part of our business. Delivering all services on time, within budget and schedule constraints, and most importantly, without safety incidents, is our standard. Projects are completed by in-house project managers and superintendents who are supported by qualified, skilled craftsmen in every discipline, utilizing the latest equipment.

Our tank repair and maintenance services are also a key component of our core business. We are one of the largest tank repair and maintenance contractors in the United States with a solid reputation for quality, safety, and reliability. Our personnel are well versed in API Standards and ASME code work in both atmospheric and pressure storage vessels. We also provide environmentally friendly solutions for secondary containment and leak detection. Our product offering includes dikes and liners, internal floating roofs, tank double bottoms, primary and secondary seals. Every product we offer is expertly designed and engineered to provide our customers with the highest quality.

Matrix Service offers inspection services in concert with our full range of tank engineering, design, fabrication, erection, repair, maintenance and cleaning work, providing our clients with turnkey services.

Many of our repair and maintenance services are performed for clients on a national alliance basis. We have built these relationships on years of trust, open communication and a mutual desire to complete projects safely with a high degree of quality.

Repair and Maintenance Services Market Overview – Downstream Petroleum

One of our primary service lines in Repair and Maintenance is refinery maintenance and turnarounds. We are seeing an increase in repair and maintenance project opportunities, due in part to the increased number of terminals and bulk storage facilities, many of which are being built to protect refiners from the price volatility of crude oil. The number of planned unit turnarounds is estimated to increase by 12% during the Fall of 2005 as compared to the Fall of 2004. According to Industrial Information Resources, there are currently 272 unit maintenance turnarounds planned for the last four months of 2005 compared to only 243 that occurred during the same period last year. A major portion of the turnaround activity will take place in approximately 40 crude units, 44 reformers and 15 fluid catalytic cracking units across all of North America. This is a direct result of the oil companies improved cash flows as a result of higher commodity prices and refining margins. While routine maintenance activities are a continuous part of every refinery, many of these facilities are now spending additional monies for major maintenance. Our expertise and reputation as a quality turnaround contractor positions us well to take advantage of the additional work. Tank repair and maintenance is also one of the cornerstones of our business and continues to be a significant portion of our repair and maintenance revenue.

Repair and Maintenance Services Market Overview – Power

Matrix Service also provides repair, maintenance, and outage services for the power industry. Our onsite maintenance services include routine maintenance that includes cleaning fans and changing out lube oil coolers, maintenance of gas turbines, heat recovery steam generators (HRSGs) and other plant equipment. We also provide turbine disassembly, inspection and repair assistance.

We provide a wide variety of outage services for the power industry for scheduled outages as well as emergency situations that may arise. In addition to providing standard services which include planning and scheduling; tower and vessel repair and installation; fin fan retube and repair; boiler retube and repair; valve installation; carbon steel and alloy pipe fabrication and repair and ASME code work, Matrix Service provides electrical maintenance for nuclear and fossil fuel power plants.

Repair and Maintenance Services Market Overview – Other Industries

We provide repair and maintenance services for other industries, including water/wastewater tank repair and maintenance, infrastructure maintenance for the pulp and paper industry, and tank and equipment repairs for the food and beverage industry; as well as emergency response for these industries. Tank repair and maintenance continues to be a focal point for other industries, and specifically the LNG market. As the construction of LNG terminals increases, we expect to see an increase in the need for repair and maintenance of these facilities. Building on our longstanding reputation as a quality repair and maintenance contractor, we look forward to generating additional revenue from these opportunities.

OTHER BUSINESS MATTERS

Customers and Marketing

Matrix Service derives a significant portion of its revenues from performing construction and repair and maintenance services for major integrated oil and power companies. Matrix Service also performs services for independent petroleum refining and marketing companies, architectural and engineering firms, the food industry, general contractors and several major petrochemical companies. We had approximately 500 customers during fiscal 2005. In fiscal 2005, one customer accounted for 11% of our consolidated revenues, 14% of our Repair and Maintenance Services’ revenues and 7% of our Construction Services’ revenues. Another customer represented 10% of our consolidated revenue and 15% of our Repair and Maintenance Services’ revenues. The loss of either of these major customers could have a material adverse effect on the Company.

Matrix Service markets its services and products primarily through its marketing and business development personnel, senior professional staff and its operating management. The marketing personnel concentrate on developing new customers and assist management and staff with existing customers. We enjoy many preferred provider relationships with customers that award us work without competitive bidding through long-term agreements. In addition, we competitively bid many projects. Repair and Maintenance Services’ projects normally have a duration of one week to several months depending on work scope, while Construction Services’ projects typically range in duration from one week to three years.

Competition

Matrix Service competes with a large number of regional construction and maintenance companies and a number of national construction and maintenance companies in both the Construction Services and Repair and Maintenance Services segments. Competitors generally vary with the markets we serve with no competitors competing in all of the markets we serve or for all of the services that we provide. Competitors generally compete on a union shop or on a merit shop basis only. Contracts are generally awarded based on price, customer satisfaction, safety record and programs, quality and schedule compliance. We believe that our turnkey capability, expertise, experience and reputation for providing safe and timely quality services allow us to compete effectively.

Backlog

At May 31, 2005, the Construction Services segment had an estimated backlog of work under contracts of approximately $201 million, as compared with an estimated backlog of approximately $86 million as of May 31, 2004. The increase resulted primarily from the signing of the $97 million LNG project. The remainder of the increase is due to an overall increase in activity associated with the Downstream Petroleum market. The estimated backlog at May 31, 2005 and 2004 for the Repair and Maintenance Services segment was approximately $15 million, at each date respectively.

Other than the LNG project, virtually all of the projects comprising our backlog are expected to be completed within fiscal year 2006. Because many of our contracts are performed within short time periods after receipt of an order and as backlog amounts exclude signed time and materials contracts, we do not believe that our level of backlog at the end of any given period is a precise indicator of our future revenues, especially for our Repair and Maintenance Services segment.

Seasonality

The operating results of the Repair and Maintenance Services segment may be subject to significant quarterly fluctuations, affected primarily by the timing of planned maintenance projects at customers’ facilities. As a result, our quarterly operating results can fluctuate materially. In addition, the Construction Services segment typically has a lower level of operating activity during the winter months and early into the new calendar year as many of our customers’ capital budgets have not been finalized and demand for storage fluctuates with demand for product.

Raw Material Sources and Availability

Steel and steel pipe are the primary raw materials used by our Construction Services and Repair and Maintenance Services segments. Supplies of these materials are available throughout the United States from numerous sources. We do not anticipate being unable to obtain adequate amounts of these materials in the foreseeable future. However, the availability and pricing of these materials could change significantly due to various factors, including producer capacity, the level of foreign imports, demand for the materials, tariffs on imported steel and other market conditions.

Insurance

The Company maintains workers’ compensation employer’s liability insurance, with statutory limits; general liability insurance and auto liability insurance in the primary amount of $1.0 million per occurrence; contractor’s pollution liability insurance in the amount of $10.0 million per occurrence; and pollution legal liability for owned and leased properties in the amount of $2.0 million per occurrence. The Company has deductibles or self-insured retentions in the amount of $10,000 for damage to owned or leased properties; $0 for workers’ compensation, $100,000 for general liability, $0 for auto liability, $50,000 for contractor’s pollution liability and $25,000 for pollution legal liability. Matrix Service also maintains an umbrella policy with coverage limits of $25.0 million per project, policies to cover our equipment and other property with coverage limits of $10.0 million per occurrence, and policies for construction with coverage limits of $16.0 million per project. Most policies provide for coverage on an occurrence basis rather than a “claims made” basis. Matrix maintains a performance and payment bonding line of $5.0 million. If we are unable to provide performance bonds for our projects, we may have less success in obtaining new work.

Many of our contracts require us to indemnify our customers for injury, damage or loss arising from the performance of our services and provide for warranties of materials and workmanship. Matrix Service generally requires its subcontractors to defend and indemnify Matrix Service and name Matrix Service and our customer as additional insured parties for any loss or alleged loss arising out of the subcontractor’s activities. There can be no assurance that our insurance and the additional insurance coverage provided by our subcontractors will protect us against a valid claim of loss under the contracts with our customers.

Employees

As of May 31, 2005, we had 3,313 employees of which 376 were employed in non-field positions and 2,937 were employed in field or shop positions. 1,284 of the 2,937 field or shop employees were represented by unions under collective bargaining agreements. We operate under collective bargaining agreements with various unions representing different groups of our employees. These agreements provide the union employees with benefits including health and welfare plans, pension plans, training programs and compensation plans. We have not experienced any significant strikes or work stoppages.

Patents and Proprietary Technology

Matrix Service holds a number of United States patents and one United Kingdom patent under the Flex-A-Span ® trademark which covers a peripheral seal for floating roof tank covers. One of our U.S. patents covers our ThermoStor ® diffuser system that receives, stores and dispenses both chilled and warm water in and from the same storage tank. The ThermoStor ® patent expires in March 2010. We also have patented the RS 1000 Tank Mixer ® which controls sludge build-up in crude oil tanks through resuspension. The RS 1000 Tank Mixer ® patent expires in August 2012. We have a patent on our Flex-A-Swivel ®, a swivel joint for floating roof drain systems. This United States Patent expires in March 2016. We also hold a United States patent that expires in June 2008 under the Flex-A-Seal ® trademark, which covers a seal for floating tank covers.

Matrix Service holds a United States patent which covers a flexible fluid containment system marketed as the Valve Shield ®. The Valve Shield ® captures and contains fluid leaking from pipe and valve connections. The Valve Shield ® patent expires in December 2017. We also hold two patents in the United States and numerous foreign countries covering a perimeter seal for internal aluminum floating roofs and a full contact floating roof. The United States patents expire in May 2013 and May 2015, respectively. Both the Construction Services and Repair and Maintenance Services segments utilize these patents; and while we believe that the protection of our patents is important to our business, we do not believe that these patents are essential to our success.

Regulation

Various environmental protection laws have been enacted and amended during the past 30 years in response to public concern over the environment. Our operations and the operations of our customers are subject to these evolving laws and the related regulations, which are enforced by the EPA and various other federal, state and local environmental, safety and health agencies. We believe that our current operations are in material compliance with such laws and regulations; however, there can be no assurance that significant costs and liabilities will not be incurred due to increasingly stringent environmental restrictions and limitations. Historically, however, the cost of measures taken to comply with these laws has not had a material adverse effect on the financial condition of Matrix Service. In fact, the proliferation of such laws has led to an increase in the demand for some of our products and services. A discussion of the principal environmental laws affecting Matrix Service and its customers is set forth below.

Air Emissions Requirements

The EPA and many state governments have adopted legislation and regulations subjecting many owners and operators of storage vessels and tanks to strict emission standards. The regulations prohibit the storage of certain volatile organic liquids (VOLs) in open-top tanks and require tanks which store VOLs to be equipped with primary and/or secondary roof seals mounted under a fixed or floating roof. Related regulations also impose continuing seal inspection and agency notification requirements on tank owners and prescribe certain seal requirements. Under the latest EPA regulations, for example, floating roofs on certain large tanks constructed or modified after July 1984 must be equipped with one of three alternative continuous seals mounted between the inside wall of the tank and the edge of the floating roof. These seals include a foam or liquid-filled seal mounted in contact with the stored petroleum product; a combination of two seals mounted one above the other, the lower of which may be vapor mounted; and a mechanical shoe seal, composed of a metal sheet held vertically against the inside wall of the tank by springs and connected by braces to the floating roof. The EPA has imposed similar requirements, which are now effective or will be after completion of various phase-in periods on certain large tanks, regardless of the date of construction, operated by companies in industries such as petroleum refining and synthetic organic chemical manufacturing, which are subject to regulations controlling hazardous air pollutant emissions. The EPA is in the process of developing further regulations regarding seals and floating roofs.

Amendments to the federal Clean Air Act adopted in 1990 require, among other things, that refineries produce cleaner burning fuel for use in U.S. motor vehicles. Included in these regulations are specifications for the amount of sulfur present in motor gasoline and diesel fuel. By mid-2006, most gasoline and on-road diesel fuel sold in the United States must meet these stringent requirements. Furthermore, off-road diesel fuel specifications must meet strict new sulfur requirements by 2010. In order to meet these specifications, U.S. refiners will need to expend substantial capital for upgrades and new equipment.

Another element of the Clean Air Act Amendments of 1990 is the need for refiners to produce reformulated gasoline (Tier 2 gasoline) for many areas of the country where volatile organic compounds exceed prescribed limits. Many U.S. refiners elected to meet these specifications by blending the chemical Methyl Tertiary Butyl Ether (MTBE) with gasoline. Over the past few years, many states throughout the country have found that MTBE is contaminating groundwater and is possibly toxic. A few of these states, California and New York among them, have outlawed the use of MTBE and have substituted ethanol in its place. Ethanol is a chemical derived from celulosic material, primarily corn. The production of ethanol from corn has been around for many years and has been used to augment motor vehicle fuel, primarily in the Midwestern section of the U.S. If the number of states outlawing the use of MTBE increases, the production of ethanol will need to increase. In addition, existing fuel distribution facilities will need to be modified since the blending requirements for ethanol are different than those for MTBE. Both of these areas are a core strength of Matrix Service and should provide substantial business opportunities.

As part of the Clean Air Act Amendments of 1990, Congress required the EPA to promulgate regulations to prevent accidental releases of air pollutants and to minimize the consequences of any release. The EPA adopted regulations requiring Risk Management Plans (RMPs) from companies, which analyze and limit risks associated with the release of certain hazardous air pollutants. In addition, the EPA requires companies to make RMPs available to the public. Many petroleum related facilities, including refineries, will be subject to the regulations and may be expected to upgrade facilities to reduce the risks of accidental releases. Accordingly, the Company believes that the promulgation of accidental release regulations could have a positive impact on its business.

In March 2005, the EPA issued the Clean Air Interstate Rule (CAIR), which provided the federal framework to reduce power plant emissions in 28 states and the District of Columbia. We believe that approximately 100 power plants will need to install Selective Catalytic Reduction (SCR) equipment for nitrous oxide (NOX) control over the next ten years to comply with CAIR. The CAIR also mandates reduction in sulfur dioxide (S02) emissions from coal-fired power plants. As a result, we expect that approximately 140 power plants will have to install or upgrade Flue Gas Desulphurization (FGD) equipment by 2015.

Water Protection Regulations

Protection of groundwater and other water resources from spills and leakage of hydrocarbons and hazardous substances from storage tanks and pipelines has become a subject of increasing legislative and regulatory attention, including releases from above-ground storage tanks (ASTs). Under Federal Water Pollution Control Act regulations, owners of most ASTs are required to prepare spill prevention, control and countermeasure (“SPCC”) plans detailing steps that have been taken to prevent and respond to spills and to provide secondary containment for the AST to prevent contamination of soil and groundwater. These plans are also subject to review by the EPA, which has authority to inspect covered ASTs to determine compliance with SPCC requirements. Various states have also enacted groundwater legislation that has materially affected owners and operators of petroleum storage tanks. The adoption of such laws has prompted many companies to install double bottoms on their storage tanks to lessen the chance that their facilities will discharge or release regulated chemicals. State statutes regarding protection of water resources have also induced many petroleum companies to excavate product pipelines located in or near marketing terminals, to elevate the pipelines aboveground and to install leak detection systems under the pipelines. These laws and regulations have generally led to an increase in the demand for some of the Company’s products and services.

In the event hydrocarbons are spilled or leaked into groundwater or surface water from an AST that the Company has constructed or repaired, the Company could be subject to legal proceedings involving such spill or leak. To date, the Company has not suffered a material loss resulting from such legal proceedings.

Hazardous Waste Regulations

The Resource Conservation and Recovery Act of 1976 (RCRA) provides a comprehensive framework for the regulation of generators and transporters of hazardous waste, as well as persons engaged in the treatment, storage and disposal of hazardous waste. Under state and federal regulations, many generators of hazardous waste are required to comply with a number of requirements, including the identification of such wastes, strict labeling and storage standards and preparation of a manifest before the waste is shipped off site. Moreover, facilities that treat, store or dispose of hazardous waste must obtain a RCRA permit from the EPA, or equivalent state agency, and must comply with certain operating, financial responsibility and site closure requirements.

In 1990, the EPA issued its Toxicity Characteristic Leaching Procedure (TCLP) regulations. Under the TCLP regulations, which have been amended from time to time, wastes containing prescribed levels of any one of several identified substances, including organic materials found in refinery wastes and waste-waters (such as benzene), will be characterized as “hazardous” for RCRA purposes. As a result, some owners and operators of facilities that produce hazardous wastes are being required to make modifications to their facilities or operations in order to remain outside the regulatory framework or to come into compliance with the regulatory requirements. Many petroleum refining, production, transportation and marketing facilities are choosing to replace existing surface impoundments with storage tanks and to equip certain of the remaining impoundments with secondary containment systems and double liners. Accordingly, the Company believes that the promulgation of the TCLP regulations will continue to have a positive impact on its tank construction and modification business.

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

CERCLA

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as “Superfund”, authorizes the EPA to identify and clean up sites contaminated with hazardous substances and to recover the costs of such activities, as well as damages to natural resources from certain classes of persons specified as liable under the statute. Such persons include the owner or operator of a site and companies that disposed or arranged for the disposal of hazardous substances at a site. Under CERCLA, private parties, which incurred remedial costs, may also seek recovery from statutorily responsible persons. Liabilities imposed by CERCLA can be joint and several where multiple parties are involved. Many states have adopted their own statutes and regulations to govern investigation and cleanup of, and liability for, sites contaminated with hazardous substances or petroleum products.

Although the liabilities imposed by RCRA, CERCLA, and other environmental legislation are more directly related to the activities of the Company’s clients, they could, under certain circumstances, give rise to liability on the part of the Company if the Company’s efforts in completing client assignments were considered arrangements related to the transport or disposal of hazardous substances belonging to such clients. In the opinion of management, however, it is unlikely that the Company’s activities will result in any liability under either CERCLA or other environmental regulations in an amount, which would have a material adverse effect on the Company’s operations or financial condition, and management is not aware of any current liability of the Company based on such a theory.

Oil Pollution Act

The Oil Pollution Act of 1990 (OPA) established a new liability and compensation scheme for oil spills from onshore and offshore facilities. Section 4113 of the OPA directed the President to conduct a study to determine whether liners or other secondary means of containment should be used to prevent leaking or to aid in leak detection at onshore facilities used for storage of oil. The Company believes that its business may be positively affected by any regulations eventually promulgated by the EPA that required liners and/or secondary containment to minimize leakage from ASTs. While regulations have not, to date, been enacted, the industry designs secondary containment in all new tanks being built and, in general, secondary containment is installed in existing tanks when they are taken out of service for other reasons in anticipation of these regulations.

Health and Safety Regulations

The operations of the Company are subject to the requirements of the Occupational Safety and Health Act (OSHA) and comparable state laws. Regulations promulgated under OSHA by the Department of Labor require employers of persons in the refining and petrochemical industries, including independent contractors, to implement work practices, medical surveillance systems and personnel protection programs in order to protect employees from workplace hazards and exposure to hazardous chemicals. In recognition of the potential for catastrophic accidents within refining and petrochemical facilities, OSHA has enacted very strict and comprehensive safety regulations. Regulations such as OSHA’s Process Safety Management (PSM) standard require facility owners and their contractors to ensure that their employees are adequately trained regarding safe work practices and informed of known potential hazards. The Company has established comprehensive programs for complying with health and safety regulations. While the Company believes that it operates safely and prudently, there can be no assurance that accidents will not occur or that the Company will not incur substantial liability in connection with the operation of its business.

The State of California has promulgated particularly stringent laws and regulations regarding health and safety and environmental protection. The Company’s operations in California are subject to strict oversight under these laws and regulations and the failure to comply with these laws and regulations could have a negative impact on the Company.

Environmental

Matrix Service is a participant in certain environmental activities in various stages involving assessment studies, cleanup operations and/or remedial processes.

In connection with our sale of Brown and affiliated entities in 1999, environmental assessments identified a number of deficiencies relating to storm water permitting, air permitting, asbestos, soil and water contamination and waste handling and disposal. Appropriate State of Georgia agencies were notified and corrective actions initiated.

Matrix Service has fabrication operations in Oklahoma, Pennsylvania and California, which could subject the Company to environmental liability. It is unknown at this time if any such liability exists but based on the types of fabrication and other manufacturing activities performed at these facilities and the environmental monitoring that we undertake, Matrix Service does not believe it has any material environmental liabilities at these locations. Matrix Service has purchased pollution liability insurance with $2.0 million of coverage per occurrence.

Matrix Service builds ASTs and performs maintenance and repairs on existing ASTs. A defect in the manufacturing of new tanks or faulty repair and maintenance on an existing tank could result in an environmental liability if the product stored in the tank leaked and contaminated the environment. Matrix Service currently has liability insurance with pollution coverage of $10.0 million, but the amount could be insufficient to cover a major claim.

RISK FACTORS

The nature of our business activities and operations subjects us to a number of risks and uncertainties. If any of the events described below were to occur, they could have a material adverse effect on our business, financial condition and operating results.

Adverse events have negatively affected our liquidity position.

Our liquidity consists primarily of cash from operations and advances under our revolving credit facility. We cannot assure you that we will have sufficient cash from operations or the credit capacity to meet all of our cash needs if we continue to encounter significant working capital requirements, including the requirement to carry our costs included in uncollected accounts receivable, contract dispute receivables, claims for increased costs caused by others, unapproved change orders and costs incurred in excess of contract billings.

Insufficient cash from operations and insufficient earnings from operations have in the past and could in the future result in our failure to comply with the terms of our credit agreement. Primarily as a result of cost overruns on certain projects, lower than expected revenues in our Construction Services segment and lower cash from operations resulting from non-payment of contract dispute receivables, and claims against customers, we have failed to comply with certain of the financial covenants contained in our credit agreement. We obtained, at substantial cost, waivers from our lenders with respect to our non-compliance with specified covenants.

On April 22, 2005, we completed a private placement of $30.0 million of 7.0% convertible notes due 2010. The proceeds to us, which were net of fees and prepaid interest for two years, were approximately $24.6 million. We used $20.0 million of the net proceeds to repay Term Note B under our credit facility, which included an escalating interest rate and was bearing interest of 18% at the time of its repayment on April 25, 2005. The remaining net proceeds were used to provide additional liquidity for working capital needs.

As of May 31, 2005, our credit facility consists of a $35 million revolver, a $22.4 million term loan and a $10 million revolving loan B.

Availability under the revolver is limited to the lesser of $35 million or 80% of the borrowing base, which is based on eligible accounts receivable. At May 31, 2005, $20.3 million was outstanding under the revolver and $10.0 million of the revolver was utilized by outstanding letters of credit, which automatically renew annually. At that date, remaining availability under the revolver was $4.7 million and we were paying a weighted average interest rate of 8.5% on the revolver. Availability under the revolver was $10.6 million as of August 12, 2005.

Under our term loan, principal payments of $1.2 million are due on the last day of each fiscal quarter, with the remaining principal due on March 31, 2008, the date on which the term loan matures. At May 31, 2005, we were paying a weighted average interest rate of 8.5% on our $22.4 million term loan. As of August 12, 2005, we were paying a weighted average interest rate of 10.5% on the term loan, which had an outstanding principal balance of $20.3 million.

The $10 million revolving loan B commitment was established in amendment nine and extended in amendment ten to our credit agreement on April 22, 2005 and August 10, 2005, respectively. The revolving loan B commitment bears cash interest at prime, expires on June 30, 2006 and is secured by various contract dispute receivables. Availability under the commitment is limited to $10 million less an amount equal to the value of all of our outstanding checks. The revolving loan B commitment will be further reduced by an amount equal to any funds collected with respect to “large disputed accounts,” and the net proceeds from the sale of any of our equity securities or certain assets. The revolving loan B commitment may also be reduced at the sole discretion of the lenders. Availability under our revolver Loan B was $7.7 million at both May 31, 2005 and August 12, 2005.

Our credit agreement requires us to make mandatory prepayments in certain circumstances including upon the sale of certain assets in excess of $250,000, the sale of stock or the issuance of subordinated indebtedness, or in the event that we generate “excess cash”, incur a borrowing base deficiency or collect contract dispute receivables.

Amendment Ten to our credit agreement modified the required financial covenants. Under Amendment Ten, we are required to maintain minimum levels of “augmented consolidated EBITDA” for various quarterly test periods through May 31, 2006 as of designated quarterly test dates. The starting point for the augmented consolidated EBITDA is “consolidated EBITDA”, which is defined to include “consolidated net income,” plus, to the extent deducted in determining consolidated net income, (i) consolidated interest expense (ii) expense for taxes paid or accrued, (iii) depreciation and amortization, (iv) up to $3,000,000 in the aggregate of the following: (A) (1) specifically defined professional and consulting fees (2) other expenses related to the reorganization of Borrower’s fabrication operation, (3) lease termination cost arising from the termination of leases occurring as a part of and during the restructure, and (4) costs and expenses related to the search for a replacement Chief Executive Officer but only to the extent paid or incurred on or before November 30, 2005; (B) severance payments and retention bonuses associated with restructuring; (C) legal fees and legal expenses incurred with regard to the enforcement and collection of the large disputed accounts; (D) losses on sales of fixed assets approved by the lenders and incurred prior to November 30, 2005; and (E) losses arising from the settlement of large disputed accounts minus, to the extent included in consolidated net income, (i) gains on sales of fixed assets, (ii) extraordinary gains realized other than in the ordinary course of business, and (iii) income tax benefits. The minimum level of augmented consolidated EBITDA for each quarterly test period is as follows:

Test Periods	Minimum Augmented Consolidated EBITDA	Test Date
June 1, 2005 through August 31, 2005	$4,135,000	September 30, 2005
June 1, 2005 through November 30, 2005	$7,493,000	December 31, 2005
June 1, 2005 through February 28, 2006	$10,651,000	March 31, 2006
June 1, 2005 through May 31, 2006	$15,302,000	June 30, 2006

For purposes of determining compliance with this covenant, “consolidated EBITDA” is increased by an amount equal to the lesser of (i) $3,000,000 or (ii) the sum of the following: (A) if one or more sales of assets approved by the lenders has occurred, then the aggregate for all such sales of the following: the amount, if any, by which (1) an amount equal to the Borrowing Base immediately after the closing of such sale minus the aggregate principal balance of the Revolving Loans measured immediately after the application of such proceeds exceeds; (2) an amount equal to the Borrowing Base immediately prior to the closing of such sales minus the aggregate principal balance of the Revolving Loans measured immediately prior to the application of such proceeds; (B) federal and state tax refunds received during such period less the amount of any taxes paid; (C) reimbursements received during such period from customers for capital expenditures associated with the LNG project to the extent that, during the same period, such capital expenditures actually occurred; and (D) cash proceeds received during such period from the sale of any common stock, preferred stock, warrant or other equity (other than the exercise of stock options by employees, officers and directors) approved by the lenders and from the issuance of any subordinated indebtedness approved by the lenders.

Amendment Ten also requires us to maintain a minimum fixed charge coverage ratio of augmented consolidated EBITDA for the fiscal year to date minus cash dividends and distributions made or paid during the period to scheduled current maturities of the term loan for the fiscal year to date, plus scheduled current maturities of the Hake Group acquisition payable for the fiscal year to date, plus consolidated interest expense for the year to date (excluding amounts included in consolidated interest expense for (1) amortization of deferred financing fees (2) amortization of prepaid interest related to the subordinated debt, (3) accretion related to The Hake Group acquisition payable, and (4) interest attributable to the additional accrued margin that is neither paid for nor due and payable during the fiscal year to date, plus current maturities on capitalized leases for the fiscal year to date and capital expenditures paid during such fiscal year to such date. The ratio at each quarterly measurement date shall be less than 1.00.

Amendment Ten also requires us to maintain a minimum debt service coverage ratio of consolidated EBITDA for the fiscal year to date minus cash dividends and distributions during the period to scheduled current maturities of the term loan for the fiscal year to date, plus scheduled current maturities of the Hake Group acquisition payable for the fiscal year to date, plus consolidated interest expense for the year to date (excluding amounts described above), plus current maturities on capitalized leases for the fiscal year to date. The required debt service coverage ratio is 1.43 for the period ended August 31, 2005, 1.65 for the period ending November 30, 2005, 1.65 for the period ending February 28, 2006 and 1.38 for the period ending May 31, 2006.

Amendment Ten provides that borrowings under the revolver and the term loan shall bear prime-based interest plus a margin. The agreement further provides for an additional accrued margin that is paid upon termination of the facility. The amendment provides for cash pay interest at a rate of prime plus 1.0% and accrued interest at at 1.0% beginning April 2005 and escalating fifty basis points monthly until December 31, 2005 at which time the accrued margin is 5.0%. Beginning January 1, 2006 to January 31, 2006, cash pay interest converts to prime plus 3.5% with accrued interest at 3.5% on both revolvers and the term loan. Beginning February 1, 2006 to February 28, 2006, cash pay interest converts to prime plus 4.75% with accrued interest at 2.5% on both revolvers. Beginning March 1, 2006 to March 31. 2006, cash pay interest converts to prime plus 6.0% with accrued interest at 1.5% on both revolvers. After April 1, 2006, cash pay interest converts to prime plus 8.25% on both revolvers. We were paying a weighted average interest rate of 8.50% on the term loan and the revolver at May 31, 2005.

On August 10, 2005, the lenders executed a waiver which modified the required covenants at May 31, 2005 to require (i) Consolidated EBITDA (as defined) to be greater than or equal to $2,596,000 and (ii) a Fixed Charge Coverage Ratio (as defined) to be greater than or equal to 0.925.

The following table presents the required and actual financial covenant measures in effect as of May 31, 2005:

Fixed Charge Ratio
Minimum Ratio Required	0.925
Actual Ratio	0.966

Excess / (Shortfall)	0.041

EBITDA (in thousands)
Minimum EBITDA Required	$2,596
Actual EBITDA	2,903

Excess / (Shortfall)	$307

The credit agreement also limits our capital expenditures to $9 million annually, limits unsecured indebtedness we may borrow for general operating purposes to $1 million, limits capital lease obligations to $15 million and limits the amount of letters of credit we may have outstanding to $15 million.

In March 2005, the Company initiated a restructuring program to reduce its cost structure and improve its operating results. The Company focused on its core strengths and identified those areas with the objective of eliminating unprofitable and marginal work. As a result of this effort, Matrix sold the transportation and rigging assets and has executed a letter of intent to sell the aluminum floating roof business. Matrix is also in the process of selling excess facilities or land in Tulsa, Oklahoma; Orange, California; and Holmes, Pennsylvania. These liquidity events, coupled with various tax refunds is expected to yield approximately $12.0 million in cash, which will be used to improve liquidity. Matrix also ceased to work on a number of large routine maintenance contracts that were utilizing valuable resources while providing minimal returns. As these maintenance contracts were reduced, there was a significant reduction of overhead and administration costs. As a result of these efforts and other efforts to reduce costs, Matrix was able to reduce its annual administrative payroll and benefit costs by more than $5.0 million.

Although our credit agreement provides us with sufficient liquidity for the upcoming fiscal year, the revolving loan B and the $35 million revolver expire on June 30, 2006. While we are currently working to obtain a new credit facility, we cannot assure you that our efforts will be successful. In addition, the failure to comply with the terms of our credit agreement has required us to incur significant fees to our lenders to obtain waivers and amendments and caused us to seek alternative financing. Without acceptable waiver or amendments from our lenders with respect to any future covenant violations or alternative financing on terms acceptable to us, our lenders would have the right, among others, to declare all amounts outstanding under the credit agreement to be immediately due and payable and foreclose upon and sell substantially all of our assets to repay such amounts.

Insufficient liquidity could have other important consequences to us. For example, we could:

•	have reduced operating flexibility, such as in the levels of workforce we can maintain or by being required to use subcontractors to perform work that could otherwise be performed by us;

14

•	be required to divert a substantial portion of our cash flow away from operations to the repayment of debt and the interest associated with that debt, particularly in the event of significant increases in interest rates as a substantial amount of our debt is at floating rates;

•	be required to delay bidding for or accepting new projects;

•	lose the services of skilled craftsmen and other experienced professionals if we are unable to retain them on our payroll during periods of idle time;

•	be restricted in our ability to bid for new work that would require significant up-front expenditures for mobilization, equipment and raw materials; and

•	experience difficulty in financing future acquisitions and/or continuing operations.

In addition, insufficient liquidity has recently and could in the future require us to negotiate extended payment terms with our vendors. To date, this has not materially affected our relationships with key vendors. However, if we are required to negotiate extended payment terms, we cannot assure you that we will not experience difficulty in ordering and obtaining equipment and raw materials from our vendors.

All or any of these consequences could place us at a disadvantage as compared with competitors with greater liquidity. This could have a negative impact upon our financial condition and results of operations.

The interest rate on our existing indebtedness will increase if we are unable to refinance our revolving credit facility. We may be unable to refinance or repay our credit facility prior to or upon its maturity.

Pursuant to amendment ten to our credit agreement, all borrowings under our credit facility, other than revolving loan B, currently accrue interest at a base rate plus an “applicable margin” and an “additional accrued margin.” The additional accrued margin was 1.00% for the period April 22, 2005 through April 30, 2005, increased to 1.50% for the period May 1, 2005 through May 31, 2005, and will increase 0.50% on the first day of each month until December 31, 2005. Beginning January 1, 2006 to January 31, 2006, cash pay interest converts to prime plus 3.5% with accrued interest at 3.5% on both revolvers. Beginning February 1, 2006 to February 28, 2006, cash pay interest converts to prime plus 4.75% with accrued interest at 2.5% on both revolvers. Beginning March 1, 2006 to March 31. 2006, cash pay interest converts to prime plus 6.0% with accrued interest at 1.5% on both revolvers. After April 1, 2006, cash pay interest converts to prime plus 8.25% on both revolvers. The term loan bears cash pay and accrued interest at the same rates. We were paying a weighted average interest rate of 8.50% on the term loan and the revolver at May 31, 2005. Interest at the prime rate and the applicable margin is payable monthly in cash and interest at the additional accrued margin is accrued monthly and is payable in cash at the time of payment of the principal amount of the applicable loan. In addition, if we fail to refinance our credit facility prior to September 30, 2005, additional interest of 5.00% per annum will accrue and be added to the principal balance of our convertible notes beginning October 1, 2005 and until our credit facility is refinanced.

We may be unable to refinance our credit facility in the next fiscal year or at all. If we are unable to refinance our credit facility in the next few months, we may find it increasingly difficult or impossible to refinance our increasing debt burden. Moreover, the failure to refinance our credit facility on or before June 30, 2006 would constitute an event of default under the convertibles notes, which would allow the convertible note investors to require us to redeem the convertible notes for an amount which may exceed the outstanding principal amount plus all accrued and unpaid interest thereon. If we are not able to refinance our credit facility on or before its expiration, we could become subject to bankruptcy proceedings, and holders of our common stock may lose all of their investment because the claims of our secured creditors on our assets would be senior to the claims of the purchasers of our common stock. Moreover, even if we are successful in refinancing our credit facility, any future senior indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations.

If we fail to comply with our obligations under a registration rights agreement among us and the holders of our convertible notes, we may be required to pay additional interest on the convertible notes. Our failure to comply with our obligations under the registration rights agreement may also constitute an event of default under the convertible notes.

In connection with the private placement of the convertible notes, on April 22, 2005, we entered into a registration rights agreement with the investors in the convertible notes. The registration rights agreement requires us to use our best efforts to keep our registration statement, covering the resale of the shares of our common stock issuable upon conversion of the convertible notes, continuously effective until the earlier of (a) the date on which all of our common stock covered by such registration statement has been sold or may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act of 1933, as amended, or “Securities Act,” or (b) the fifth anniversary of the closing date. Although the Registration Statement was declared effective by the SEC on June 17, 2005, if we fail to satisfy our obligations under the registration rights agreement, we will owe the holders of the convertible notes as partial liquidated damages an amount in cash equal to 1% of the aggregate amount paid for the convertible notes for each such event, and thereafter on each monthly anniversary of each such event (if the applicable failure shall not have been cured by such date) until the applicable failure is cured, we will owe the note holders an amount in cash equal to an additional 1% of the aggregate amount paid for the convertible notes.

Moreover, the convertible notes provide that an event of default will occur if the registration statement does not remain available for use by the holders of convertible notes for in excess of an aggregate of 20 “trading days” (which need not be consecutive) in any 18-month period during the “effectiveness period.” The occurrence of an event of default would entitle the holders of the convertible notes to require us to redeem the convertible notes for an amount which may exceed the outstanding principal amount plus all accrued and unpaid interest thereon and would also constitute an event of default under the cross default provisions of our credit agreement.

Our earnings for fiscal year 2005 were negatively impacted by impairment charges. Earnings for the future periods may be further affected by additional impairment charges.

Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. We perform an annual goodwill impairment review in the fourth quarter of every fiscal year. In addition, we perform a goodwill impairment review whenever events or changes in circumstances indicate the carrying value may not be recoverable, such as the liquidity issues and operating results we are currently experiencing.

As a result, we performed a goodwill impairment test as of February 28, 2005. The process of evaluating the impairment of goodwill is highly subjective and requires significant judgment. Fair value of the reporting units was determined based on the probability-adjusted present value of future cash flows. A preliminary impairment charge of $25.0 million was recorded for our Construction Services segment in the quarter ended February 28, 2005. The cash flow assumptions were based on the best available information, but this information was considered preliminary due to our current liquidity situation and restructuring efforts. The impairment evaluation was completed in the fourth quarter of fiscal 2005, resulting in no additional impairment charge. However at some future date, we may determine that an additional significant impairment has occurred in the value of our unamortized intangible assets or fixed assets, which could require us to write off an additional portion of our assets and could adversely affect our financial condition or results of operations.

We are involved and are likely to continue to be involved in legal proceedings, which will increase our costs and, if adversely determined, could have a material adverse effect on our financial condition and results of operations.

We are and will likely continue to be named as a defendant in legal proceedings claiming damages from us in connection with the operation of our business. Most of the actions against us arise out of the normal course of our performing services on project sites, and include claims for workers’ compensation, personal injury and property damage. From time to time we are also named as a defendant in contract disputes with customers relating to the timeliness and quality of the performance of our services and of equipment, materials, design or other services provided by our subcontractors and third-party suppliers. We also are and are likely to continue to be a plaintiff in legal proceedings against customers seeking to recover payment of contractual amounts due to us as well as claims for increased costs incurred by us resulting from, among other things, services performed by us at the request of a customer that are in excess of original project scope that are later disputed by the customer and customer caused delays in our contract performance.

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

Litigation, regardless of its outcome, is expensive, typically diverts the efforts of our management away from operations for varying periods of time, and can disrupt or otherwise adversely impact our relationships with current or potential customers and suppliers. Payment and claim disputes with customers also cause us to incur increased interest costs resulting from drawing higher levels of debt under our revolving line of credit due to the failure to receive payment for disputed claims and accounts. For the year ended May 31, 2005, legal expenses and interest costs related to litigation with customers for payment of disputed claims and uncollected accounts totaled approximately $5.4 million. We expect to continue to incur legal costs and interest expense until the matters are resolved.

Demand for our products and services is cyclical and is vulnerable to downturns in the industries and markets which we serve as well as conditions in the general economy.

The demand for our products and services depends significantly upon the existence of construction and repair and maintenance projects in the power and downstream petroleum industries in the United States and Canada. These projects may relate to power generation and transmission facilities, petroleum refineries and petroleum and natural gas products storage facilities, terminals and pipelines. Together, these industries accounted for approximately 98%, 97% and 92% of our total revenues for fiscal years ended May 31, 2003, May 31, 2004 and May 31, 2005, respectively. Power industry related revenues accounted for approximately 14% of our total revenues in fiscal year 2005, 52% in fiscal year 2004, and 23% in fiscal year 2003. The significant decrease in power industry revenues is a result of the completion of two large power projects performed during fiscal 2004 that were assumed in connection with our acquisition of the Hake Group, Inc. in March 2003. These projects were not replaced by similar type projects in fiscal 2005.

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

The uncertainty associated with the timing of contract awards also increases our cost of doing business, either over a short period or a comparatively longer term. For example, we may decide to maintain and bear the cost of a workforce in excess of our current contract needs in anticipation of future contract awards. If an expected contract award is delayed or not received, we could incur costs in maintaining an idle workforce that may have a material adverse effect on our results of operations. Or, we may decide that our long term interests are best served by reducing our workforce and incurring increased costs associated with severance and termination benefits which also could have a material adverse effect on our results of operations for the period when incurred.

The terms of our contracts could expose us to absorbing unforeseen costs and costs not within our control, which may not be recoverable and could adversely affect our results of operations and financial condition.

While the percentages may vary from period to period, over the long term, approximately 50% of our revenues have been derived from fixed-price contracts and 50% from cost-plus contracts. We expect this ratio to continue to be maintained at these levels. Under fixed-price contracts, we agree to perform the contract for a fixed-price and, as a result, can realize our expected profit or improve our expected profit by superior contract performance, productivity, worker safety and other factors resulting in costs savings. However, we could incur cost overruns above the approved contract price, which may not be recoverable. Under certain incentive fixed-price contracts, we may agree to share with a customer a portion of any savings we are able to generate while the customer agrees to bear a portion of any increased costs we may incur up to a negotiated ceiling. To the extent costs exceed the negotiated ceiling price, we may be required to absorb some or all of the cost overruns.

Fixed-price contract prices are established based largely upon estimates and assumptions relating to project scope and specifications and personnel and material needs. These estimates and assumptions may prove inaccurate or conditions may change, sometimes due to factors not within our control, resulting in cost overruns we are required to absorb that could have a material adverse effect on our business, financial condition and results of our operations. In addition, our profits from these contracts could decrease and we could experience losses if we incur difficulties in performing the contracts or are unable to secure fixed-pricing commitments from our manufacturers, suppliers and subcontractors at the time we enter into fixed-price contracts with our customers.

Under cost-plus contracts, we perform our services in return for payment of our agreed upon reimbursable costs plus a profit. The profit component is typically expressed in the contract either as a percentage of the reimbursable costs we actually incur or is factored into the rates we charge for labor or for the cost of equipment and materials, if any, we are required to provide. Some cost-plus contracts provide for the customer’s review of the accounting and cost control systems used by us to calculate these labor rates and to verify the accuracy of the reimbursable costs invoiced. These reviews could result in reductions in amounts previously billed to the customer and in an adjustment to amounts previously reported by us as our profit on the contract.

Many of our fixed-price or cost-plus contracts require us to satisfy specified progress milestones or performance standards in order to receive a payment. Under these types of arrangements, we may incur significant costs for labor, equipment and supplies prior to receipt of payment. If the customer fails or refuses to pay us for any reason, there is no assurance we will be able to collect amounts due to us for costs previously incurred. In some cases, we may find it necessary to terminate subcontracts with suppliers engaged by us to assist in performing a contract and we may incur costs or penalties for canceling our commitments to them.

Many of our customers for power generation projects are project-specific entities that do not have significant assets other than their interest in the project. In these cases, we typically obtain a guaranty of the obligations of the project-specific entity from its more creditworthy parent entity. It may be difficult for us to collect amounts owed to us by these customers and their more creditworthy parent entity.

If we are unable to collect amounts owed to us under our contracts, we may be required to record a charge against previously recognized earnings related to the project, and our liquidity, financial condition and results of operations could be adversely affected.

We may encounter difficulties during the course of performing our contracts that may result in additional costs to us and in a reduction in our revenues and earnings that could have an adverse effect upon our financial condition and results of operations.

Many of our construction and repair and maintenance projects are performed over extended periods of time and involve complex design and engineering specifications. In these cases, it is common for us to perform work from time-to-time over the life of the project that is outside the scope of the original contract with the expectation of receiving a signed change order from the customer. Our contracts for these projects also often require us to provide extensive project management and to obtain machinery, equipment, materials and services from third parties or the customer. We may encounter difficulties in obtaining these products and services on a timely basis. In some cases, these third-party provided products may not perform as expected or the services delivered may not meet contract specifications. These performance failures and other factors, some of which are beyond our control, may result in delays and additional costs to us including, in some cases, the cost of procuring alternate product or service providers, which may adversely impact our ability to complete a project on budget and in accordance with the original delivery schedule. To the extent these and the other matters referred to in the next paragraph occur, we may seek to recover any increased costs incurred by us from the responsible party; however, we cannot assure you that we will be successful in recovering all or a part of these costs in any or all circumstances.

In certain circumstances, we guarantee project completion or the achievement of certain acceptance and performance testing levels by a scheduled date. Failure to meet schedule or performance requirements could result in additional costs to us, including the payment of contractually agreed liquidated damages. The amount of such additional costs could exceed our profit margins on the project. While we may seek to recover these amounts as claims from the supplier, vendor, subcontractor or other third party responsible for the delay or for providing non-conforming products or services, we cannot assure you that we will recover all or any part of these costs in all circumstances. Performance problems for existing and future projects could cause our actual results of operations to differ materially from those anticipated by us and could damage our reputation within our industry and our customer base.

Our use of percentage-of-completion accounting for fixed-price contracts and our reporting of profits for cost-plus contracts prior to contract completion could result in a reduction or elimination of previously reported profits.

A material portion of our revenues are recognized using the percentage-of-completion method of accounting. The percentage-of-completion accounting practices that we use result in our recognizing fixed-price contract revenues and earnings ratably over the contract term in the proportion that our actual costs bear to our estimated contract costs. The earnings or losses recognized on individual fixed-price contracts are based on estimates of contract revenues, costs and profitability. We review our estimates of contract revenues, costs and profitability on an ongoing basis. Prior to contract completion, we may adjust our estimates on one or more occasions as a result of change orders to the original contract, collection disputes with the customer on amounts invoiced or claims against the customer for increased costs incurred by us due to customer-induced delays and other factors.

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

After commencement of a contract, we may perform, without the benefit of an approved change order from the customer, additional services requested by the customer that were not contemplated in our contract price due to a change of mind by the customer or to incomplete or inaccurate engineering, project specifications and other similar information provided to us by the customer. Our construction contracts generally require the customer to compensate us for additional work or expenses incurred under these circumstances.

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

To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions, as of the date of the financial statements, which affect the reported values of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimation by our management include:

•	contract expenses and profits and application of percentage-of-completion accounting;

•	costs and estimated earnings in excess of billings on uncompleted contracts;

•	provisions for uncollectible receivables and other collection disputes with customers for invoiced amounts;

•	the amount and collectibility of claims against customers, third-party suppliers, subcontractors and others for increased costs incurred by us that were caused by the actions or inactions of these parties, such as increased costs due to delays in their performance or to the failure of machinery, equipment and supplies provided by them to perform to agreed specifications;

•	provisions for income taxes and related valuation allowances;

•	recoverability of goodwill;

•	valuation of assets acquired and liabilities assumed in connection with business combinations; and

•	accruals for estimated liabilities, including litigation and insurance reserves.

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

We construct, perform services at and, to a lesser extent, engineer large industrial facilities in which accidents or system failures can be disastrous. Any catastrophic occurrence in excess of our insurance limits at locations engineered or constructed by us or where our products are installed or services performed could result in significant professional liability, product liability, warranty and other claims against us by our customers, including claims for cost overruns and the failure of the project to meet contractually specified milestones or performance standards. Further, the rendering of our services on these projects could expose us to risks to, and claims by, third parties and governmental agencies for personal injuries, property damage and environmental matters, among others. Any claim, regardless of its merit or eventual outcome, could result in substantial costs to us, a substantial diversion of management’s attention and adverse publicity, particularly for claims relating to environmental matters where the amount of the claim could be extremely large. Insurance coverage is increasingly expensive. We may not be able to obtain or maintain adequate protection against the types of claims described above. If we are unable to obtain insurance at an acceptable cost or otherwise protect against the claims described above, we will be exposed to significant liabilities, which may materially and adversely affect our financial condition and results of operations.

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

We may incur unexpected liabilities associated with our acquisition of Hake Group, Inc.

In March 2003, we acquired all of the capital stock of Hake Group, Inc. and its subsidiaries. Pursuant to the acquisition agreement, the former stockholders of Hake Group, Inc. indemnified us against certain liabilities related to the ownership and operation of the business prior to our acquisition. A portion of the acquisition purchase price consisted of deferred payments in the aggregate principal amount of $10 million which serve as collateral for certain of the indemnification obligations of the former Hake Group stockholders. The deferred payments are payable in increasing annual installments over five years which, in turn, gradually reduces the amount of collateral remaining to secure any indemnification claims. We cannot assure you that the remaining outstanding principal amount of these notes will be adequate to cover any valid indemnification claims or any exposure related to the indemnified liabilities.

There are integration and consolidation risks associated with our growth strategy. Future acquisitions may also result in significant transaction expenses and risks associated with entering new markets and we may be unable to profitably operate our business.

An aspect of our business strategy is to make strategic acquisitions in markets where we currently operate as well as in markets in which we have not previously operated. We may have difficulties identifying attractive acquisition candidates or we may be unable to acquire desired businesses on economically acceptable terms. Additionally, existing or future competitors may desire to compete with us for acquisition candidates that may have the effect of increasing acquisition costs or reducing the number of suitable acquisition candidates. We may not have the financial resources necessary to consummate any acquisitions or the ability to obtain the necessary funds on satisfactory terms. Any future acquisitions may result in significant transaction expenses and risks associated with entering new markets in addition to the integration and consolidation risks described above. We may not have sufficient management, financial and other resources to integrate future acquisitions. In the event we are unable to complete future strategic acquisitions, we may not grow in accordance with our expectations.

If we make any future acquisitions, we likely will have exposure to third parties for liabilities of the acquired business that may or may not be adequately covered by insurance or by indemnification, if any, from the former owners of the acquired business. Any of these unexpected liabilities could have a material adverse effect on us.

The loss of one or more of our significant customers could adversely affect us.

From time to time due to the size of one or more of our contracts, one or more customers have in the past and may in the future contribute a material portion of our consolidated revenues in any one year. Because these significant customers generally contract with us for specific projects, we may lose these customers from year to year as their projects with us are completed. If we do not replace them with other customers or other projects, our financial condition and results of operations could be materially adversely affected. Additionally, we have long-standing relationships with many significant customers. However, our contracts with these customers are on a project-by-project basis, and these customers may unilaterally reduce or discontinue their use of our services at any time. The loss of business from any one of these customers could have a material adverse effect on our business or results of operations.

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

In addition, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), and comparable state laws, we may be required to investigate and remediate regulated materials. CERCLA and these comparable state laws typically impose liability without regard to whether a company knew of or caused the release, and liability for the entire cost of a clean-up can be imposed upon any responsible party.

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

Changes in environmental laws and regulations that reduce existing standards and a reduced level of enforcement of these laws and regulations could adversely affect the demand by our customers for many of our services. Proposed changes in regulations and the perception that enforcement of current environmental laws has been less strict has decreased the demand for some of our services, as customers have anticipated and adjusted to the potential changes. Future changes could result in a decreased demand for some of our services. The ultimate impact of any such future changes will depend upon a number of factors, including the overall strength of the economy and customer’s views on whether new or more restrictive regulations will be adopted or whether there will be a relaxing of the requirements and levels of enforcement of existing regulations and the cost-effectiveness of remedies available under changed regulations. If proposed or enacted changes materially reduce demand for our environmental services, our results of operations could be adversely affected.

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

Our common stock, which is listed on the Nasdaq National Market, has from time-to-time experienced significant price and volume fluctuations. These fluctuations are likely to continue in the future, and our stockholders may not be able to resell their shares of common stock or other securities whose price is related to that of our common stock at or above the purchase price paid.

The market price of our common stock may change significantly in response to various factors and events beyond our control, including the following:

•	the risk factors described in this Annual Report, including the liquidity issues described above;

•	a shortfall in operating revenue or net income from that expected by securities analysts and investors;

•	changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry generally;

•	general conditions in our customers’ industries; and

•	general conditions in the security markets.

Some companies that have volatile market prices for their securities have been subject to security class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

Future sales of our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market or otherwise, either by us, a member of management or a major stockholder, including the holders of our recently issued convertible notes, or the perception that these sales could occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

We may issue additional equity securities, which would lead to further dilution of our issued and outstanding stock.

The recent issuance of convertible notes may cause an increase in the number of our shares of common stock outstanding of in excess of 37% of the number of shares currently outstanding. The issuance of additional common stock or securities convertible into our common stock would result in further dilution of the ownership interest in us held by existing stockholders. We are authorized to issue, without stockholder approval, 4,800,000 shares of preferred stock, no par value, in one or more series, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. Our Board of Directors has no present intention of issuing any such preferred stock series, but reserves the right to do so in the future. In addition, we are authorized to issue, without stockholder approval, a significant number of additional shares of our common stock and securities convertible into either common stock or preferred stock.

Item 2. Properties

The principal properties of Matrix Service at May 31, 2005 were as follows:

Location	Description of Facility	Segment	Interest
Tulsa, Oklahoma (1)	Corporate Headquarters	Corporate	Owned
Alton, Illinois	Regional office and warehouse	Repair & Maintenance	Leased
Baypoint, California	Regional office and warehouse	Repair & Maintenance	Leased
Bellingham, Washington	Regional office and warehouse	Construction and Repair & Maintenance	Owned
Bethlehem, Pennsylvania	Fabrication facility, warehouse and regional office	Construction	Leased
Catoosa, Oklahoma	Fabrication facility, engineering, regional office and warehouse	Construction and Repair &Maintenance	Owned
Eddystone, Pennsylvania	Fabrication facility, regional office and warehouse	Construction and Repair & Maintenance	Leased
Holmes, Pennsylvania (2)	Fabrication facility, regional office and warehouse	Construction and Repair & Maintenance	Owned
Houston, Texas	Regional office and warehouse	Repair & Maintenance	Owned
Newark, Delaware	Regional office and warehouse	Construction and Repair & Maintenance	Leased
Orange, California	Fabrication facility and regional office	Construction and Repair & Maintenance	Owned
Orange, California (1)	Excess Land	Other	Owned
Sarnia, Canada	Regional office and warehouse	Repair & Maintenance	Owned
Temperance, Michigan	Regional office and warehouse	Construction and Repair & Maintenance	Owned
Tulsa, Oklahoma (1)	Fabrication facility, warehouse and office	Other	Owned

(1)	Location is held for sale as of May 31, 2005.
(2)	Subsequent to May 31, 2005, the Company closed this facility and it is now held for sale.

We also own or lease other facilities strategically located throughout the United States, but these facilities are not considered principal properties. We consider each of our current facilities to be in good operating condition and adequate to meet our current requirements.

Item 3. Legal Proceedings

The information called for by this item is provided in Note 11. Contingencies and Note 12. Contract Disputes, included in the Notes to Consolidated Financial Statements of this report, which is incorporated by reference into this item.

Item 4. Submission of Matters to a Vote of Security Holders

None

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

	Fiscal Year 2005		Fiscal Year 2004
	High	Low	High	Low
First Quarter	$12.08	$4.29	$10.40	$7.57
Second Quarter	7.52	3.97	15.95	8.68
Third Quarter	8.69	6.19	19.70	11.37
Fourth Quarter	8.40	3.81	15.95	9.40

As of August 12, 2005, there were approximately 53 holders of record of our common stock. We believe that the number of beneficial owners of our common stock is substantially greater than 53.

Dividend Policy

We have never paid cash dividends on our Common Stock. We currently intend to retain earnings to finance the growth and development of our business and do not anticipate paying cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon our financial condition, capital requirements and earnings as well as other factors the Board of Directors may deem relevant. Our credit agreement prohibits us from paying cash dividends.

Issuer Purchases of Equity Securities

In October 2000, the Board of Directors authorized a stock buyback program, which permitted the purchase of up to 20% (i.e., 3,447,506 shares) of our common stock outstanding at that time. To date, Matrix Service has purchased 2,116,800 shares under the program and has authorization to purchase an additional 1,330,706 shares.

It is our intent to utilize these purchased treasury shares solely for the satisfaction of stock issuance under the 1990, 1991 and 2004 Stock Option Plans and the 1995 Nonemployee Directors’ Stock Option Plan. The following table provides information relating to the Company’s repurchase of common stock during the fourth quarter of fiscal 2005.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
As of February 28, 2005	—	—	2,116,800	1,330,706
March 1 to March 31, 2005	—	—	—	—
April 1 to April 30, 2005	—	—	—	—
May 1 to May 31, 2005	—	—	—	—

As of May 31, 2005	—	$—	2,116,800	1,330,706

Item 6. Selected Financial Data

The following table sets forth selected historical financial information for Matrix Service covering the five fiscal years ended May 31, 2005. Certain amounts in the years ended May 31, 2004 and 2003 have been reclassified to conform with the 2005 presentation.

	Fiscal Years Ended May 31,
	2005	2004 (3)	2003 (2)	2002	2001
	(In Millions, Except Percentages And Per Share Data)
Revenues	$439.1	$607.9	$288.4	$222.5	$190.9
Gross profit	31.0	46.3	31.6	25.3	22.5
Gross profit %	7.1%	7.6%	11.0%	11.4%	11.8%
Operating income (loss) (1)	(39.1)	17.5	12.4	9.0	7.5
Operating income (loss) %	(8.9)%	2.9%	4.3%	4.0%	3.9%
Pre-tax income (loss)	(44.5)	15.2	12.2	9.5	7.1
Net income (loss)	(38.8)	9.5	8.2	5.9	4.6
Net income (loss) %	(8.8)%	1.6%	2.8%	2.7%	2.4%
Earnings (loss) per share-diluted (3)	(2.24)	0.54	0.49	0.36	0.27
Equity per share-outstanding (3)	2.76	4.98	4.35	3.83	3.50
Weighted average shares outstanding-diluted (3)	17.3	17.6	16.7	16.2	17.0
Working capital	21.7	63.9	18.3	25.8	23.8
Total assets	202.4	216.3	202.9	101.2	83.7
Long-term debt (including long-term portions of acquisition payable and capital lease obligations) (4)	34.4	69.8	45.9	9.3	3.5
Capital expenditures	1.8	4.7	16.1	16.4	5.3
Stockholders’ equity	48.0	85.7	70.2	60.2	53.3
Total long-term debt to equity %	71.7%	81.4%	65.4%	15.4%	6.6%
Cash flow provided (used) by operations	4.5	(28.1)	17.5	8.7	6.0

(1)	See Note 3 of the Notes to Consolidated Financial Statements regarding restructuring, impairment and abandonment costs included in operating income.
(2)	See Note 7 of the Notes to Consolidated Financial Statements regarding the March 7, 2003 acquisition of The Hake Group of Companies. The operating results of The Hake Group of Companies are included in the Selected Financial Data effective March 7, 2003.
(3)	During the second quarter of fiscal 2004, the Company declared a two-for-one stock split payable, on November 21, 2003, in the form of a one-for-one stock dividend to shareholders of record on October 31, 2003. All shares, share prices and earnings per share amounts have been restated for all periods presented to reflect the change in the capital structure.
(4)	See Note 5 of the Notes to Consolidated Financial Statements regarding classification of debt.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management judgments and estimates including, in certain circumstances, choices between acceptable GAAP alternatives. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. Note 1 to our consolidated financial statements included elsewhere in this Annual Report, contains a comprehensive summary of our significant accounting policies. The following is a discussion of our most critical accounting policies, judgments and uncertainties that are inherent in our application of GAAP:

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

Matrix Service records profits on long-term contracts on a percentage-of-completion basis on the cost-to-cost method. Contracts in process are valued at cost plus accrued profits less billings on uncompleted contracts. Contracts are generally considered substantially complete when field construction is completed. The elapsed time from award of a contract to completion of performance may be in excess of one year. Matrix Service includes pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs, when Matrix Service determines that it is responsible for the procurement and management of such cost components on behalf of the customer.

Matrix Service has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Matrix Service has a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenues and contracts costs, and accordingly, does not believe significant fluctuations are likely to materialize. However, current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made through a contract write-down for the total loss anticipated. A number of our contracts contain various cost and performance incentives and penalties that impact the earnings we realize from our contracts, and adjustments related to these incentives and penalties are recorded in the period when estimable or finalized, which is generally during the latter stages of the contract. Contract incentives are evaluated throughout the life of the contract and are recognized on a percentage-of-completion basis when the likelihood of obtaining the incentive becomes probable.

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

Matrix Service records revenue on reimbursable and time and material contracts based on a proportional performance basis as costs are incurred.

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

As of May 31, 2005 and May 31, 2004, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of approximately $0.2 million and $1.5 million, respectively, and claims of approximately $0.4 million and $1.3 million, respectively. Historically, our collections for unapproved change orders and other claims have approximated the amount of revenue recognized.

The following table provides a rollforward of revenue recognized on claims and unapproved change orders. Amounts disclosed for unapproved change orders exclude amounts associated with contract disputes disclosed in Note 12 – Contract Disputes.

	Claims for Unapproved Change Orders	Other Claims	Total
		(In Thousands)
Balance at May 31, 2003	$377	$528	$905
Additions	1,990	1,015	3,005
Collections	(818)	(175)	(993)
Gain/(Loss)	(92)	(104)	(196)

Balance at May 31, 2004	$1,457	$1,264	$2,721
Additions	199	250	449
Collections	(1,806)	(1,095)	(2,901)
Gain/(Loss)	358	(36)	322

Balance at May 31, 2005	$208	$383	$591

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

Debt Covenant Compliance

We have certain financial covenants we are required to maintain under our credit facility. In the event of a financial covenant violation that is not appropriately waived by the lenders, or otherwise cured, re-payment of borrowings under the credit facility could be accelerated. Additionally, if a covenant violation has occurred (or would have occurred absent a loan modification), borrowings will be classified as current if it is probable that we will not maintain covenant compliance within the next twelve months. In this event, we are required to develop financial projections that allow us to assess the probability of whether or not we will be in covenant compliance for the subsequent 12-month period from the balance sheet date. Key assumptions utilized in the projections include estimated timing of the award and performance of work, estimated cash flows and estimated borrowing levels. These projections represent our best estimate of our operating results and financial condition for the subsequent 12-month period. As discussed in Note 5 of our Notes to Consolidated Financial Statements, the current bank group has amended our credit agreement and provided waivers for specified covenant violations.

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. As of May 31, 2005 and May 31, 2004, insurance reserves totaling $5.0 million and $2.2 million, respectively, are reflected on our balance sheet. These amounts represent our best estimate of our ultimate obligations for asserted claims plus claims incurred but not yet reported at the balance sheet date. We establish specific reserves for claims using case-basis evaluations of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. Additionally, the actual results of claim settlements could differ from the amounts estimated.

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

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued revised SFAS No. 123, “Share-Based Payment.” The statement requires that compensation costs for all share-based awards to employees be recognized in the financial statements at fair value. The Statement, as issued by the FASB, was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 15, 2005, the Securities and Exchange Commission (SEC) adopted a new rule which amends the compliance dates for revised SFAS No. 123. The rule allows implementation of the Statement at the beginning of the next fiscal year that begins after June 15, 2005. We intend to adopt the revised Statement in the first quarter of fiscal 2007. We are also studying the provisions of this new pronouncement to determine the impact on our financial statements.

Matrix Service Company

Annual Results of Operations

(Amounts In Thousands, Except Per Share Data)

	Construction Services	Repair and Maintenance Services	(1) Other	Consolidated Total
Year ended May 31, 2005
Consolidated revenues	$203,950	$235,188	$—	$439,138
Gross profit	12,178	18,841	—	31,019
Operating income (loss)	(40,786)	2,005	(357)	(39,138)
Income (loss) before income tax expense	(44,052)	(49)	(357)	(44,458)
Net income (loss)	(38,590)	(19)	(221)	(38,830)
Earnings per share – diluted				(2.24)
Weighted average shares – diluted				17,327

Year ended May 31, 2004
Consolidated revenues	$429,592	$178,312	$—	$607,904
Gross profit	27,552	18,761	—	46,313
Operating income (loss)	9,957	7,630	(68)	17,519
Income (loss) before income tax expense	8,468	6,813	(68)	15,213
Net income (loss)	5,547	4,035	(40)	9,542
Earnings per share – diluted				0.54
Weighted average shares – diluted				17,615

Year ended May 31, 2003
Consolidated revenues	$171,037	$117,381	$—	$288,418
Gross profit	18,746	12,864	—	31,610
Operating income	7,301	4,361	782	12,444
Income before income tax expense	7,160	4,304	782	12,246
Net income	5,049	2,644	485	8,178
Earnings per share – diluted (2)				0.49
Weighted average shares – diluted (2)				16,710

Variances 2005 to 2004
Consolidated revenues	$(225,642)	$56,876	$—	$(168,766)
Gross profit	(15,374)	80	—	(15,294)
Operating income (loss)	(50,743)	(5,625)	(289)	(56,657)
Income (loss) before income tax expense	(52,520)	(6,862)	(289)	(59,671)
Net income (loss)	(44,137)	(4,054)	(181)	(48,372)

Variances 2004 to 2003
Consolidated revenues	$258,555	$60,931	$—	$319,486
Gross profit	8,806	5,897	—	14,703
Operating income (loss)	2,656	3,269	(850)	5,075
Income (loss) before income tax expense	1,308	2,509	(850)	2,967
Net income (loss)	498	1,391	(525)	1,364

Certain amounts in the years ended May 31, 2004 and 2003 have been reclassified to conform with the 2005 presentation.

(1)	Includes items associated with exited operations and integration costs related to the Hake acquisition.
(2)	During the second quarter of fiscal 2004, the Company declared a two-for-one stock split payable, on November 21, 2003, in the form of a one-for-one stock dividend to shareholders of record on October 31, 2003. All shares, share prices and earnings per share amounts have been restated for all periods presented to reflect the change in the capital structure.

RESULTS OF OPERATIONS

Overview

The Company has two reportable segments, Construction Services and Repair and Maintenance Services. The majority of the work for both segments is performed in the United States with only a minimal amount occurring in Canada.

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

The Repair and Maintenance Services segment provides routine, preventive and emergency-required maintenance and repair services primarily to the downstream petroleum and power industries. These services include plant turnarounds, power outages, industrial cleaning, facility and AST maintenance and repair.

Significant fluctuations in revenues, gross profits and operating results are discussed below on a consolidated basis and for each segment. Our revenues fluctuate from quarter to quarter due to many factors, including the changing product mix and project schedules, which are dependent on the level and timing of customer releases of new business.

FISCAL YEAR 2005 VERSUS 2004

Consolidated

Consolidated revenues were $439.1 million in fiscal 2005, a decrease of $168.8 million, or 27.8%, from consolidated revenues of $607.9 million for fiscal 2004. The decrease in consolidated revenues resulted from a $225.7 million decrease in Construction Services revenues partially offset by a $56.9 million increase in Repair and Maintenance Services revenues.

Consolidated gross profit decreased from $46.3 million in fiscal 2004 to $31.0 million during fiscal 2005. This decline of $15.3 million, or 33.0%, in gross profit resulted primarily from the 27.8% decline in revenues. Consolidated gross margin declined from 7.6% in fiscal 2004 to 7.1% in fiscal 2005 primarily due to the decline in Construction Services’ revenue, which led to a smaller consolidated revenue base available to absorb fixed costs. Also negatively impacting margins, was the partial replacement of construction revenues coming in the form of low margin repair and maintenance work.

Consolidated SG&A expenses were $40.3 million during fiscal 2005 compared to $28.7 million for fiscal 2004. This increase of $11.6 million was primarily attributable to an additional $10.3 million contract dispute reserve recorded in the third quarter of fiscal 2005 for the previously disclosed contract disputes as a result of the Company’s effort to accelerate the collection of amounts owed in order to help alleviate the Company’s liquidity situation. The table below provides an analysis of SG&A and other charges in fiscal 2005. Partially offsetting these expenses were cost reduction strategies implemented in both the first and fourth quarters of fiscal 2005 and a reduction in employee incentives, which are based on attainment of financial goals. SG&A expense as a percentage of revenue increased to 9.2% in fiscal 2005 compared to 4.7% in the prior fiscal year as a result of a 27.8% decrease in revenues combined with the contract dispute reserve adjustment and the other additional SG&A charges noted in the table below.

Restructuring, impairment and abandonment charges of $29.8 million in fiscal 2005 consisted mainly of an impairment of goodwill with the remaining difference primarily related to restructuring charges which are both noted in the table below.

Interest expense increased to $5.7 million during fiscal 2005 as compared to $2.9 million in fiscal 2004 due to higher interest rates, amortization of credit facility amendment fees and the increased level of debt that resulted from collection issues and contract disputes, which carried over from fiscal 2004.

Income before income tax expense decreased from $15.2 million in fiscal 2004 to a loss before income tax of $44.5 million during fiscal 2005. This $59.7 million decrease was due to a combination of lower gross margins resulting from the decline in consolidated revenues, an adjustment to the contract dispute reserve, impairment of goodwill and higher interest expense.

The effective tax rates for fiscal 2005 and fiscal 2004 were 12.7% and 40.6%, respectively. The unusually low effective tax rate in fiscal 2005 is attributable to the absence of a tax benefit for the impairment of goodwill, combined with establishing a valuation allowance for certain deferred tax assets of approximately $2.5 million.

The following table provides a summary of charges and expenses impacting earnings in fiscal 2005.

	Fiscal 2005
	Expense	EPS
	(In Thousands)
SG&A
Sarbanes Oxley 404 Compliance (1)	$1,112	$(0.04)
Legal – Disputed Contracts (1)	2,240	(0.08)
Contract Dispute Reserve (2)	10,333	(0.39)

	$13,685	$(0.51)

Restructuring, Impairment and Abandonment
Goodwill Impairment (3)	$25,000	$(1.44)
Fixed Asset Impairment (3)	1,168	(0.07)
Restructuring Expenses	3,654	(0.13)

	$29,822	$(1.64)

Provision (Benefit) for Income Tax Deferred Asset
Valuation Allowance (3)	$2,520	$(0.15)

(1)	In comparison, fiscal 2004 included $150 for Sarbanes-Oxley and $1,163 for legal expenses related to disputed contracts.
(2)	The effective tax rate is 34% for the contract dispute reserve.
(3)	The effective tax rate is 0% for goodwill impairment, fixed asset impairment and the deferred tax asset while all others except for (2), are at an effective tax rate of 40.5%.

Construction Services

Construction Services revenues during fiscal 2005 were $204.0 million, compared to $429.6 million in the prior fiscal year, a decrease of $225.6 million, or 52.5%. The decrease was primarily due to a $261.9 million decrease in revenues from the Power Industry, which resulted from the completion of two large power projects performed by our Eastern operations in fiscal 2004. Partially offsetting this decline was revenue from Other Industries, which increased $15.4 million, and Downstream Petroleum Industries, which increased $20.9 million.

Gross profit decreased from $27.6 million in fiscal 2004 to $12.2 million during fiscal 2005, a decrease of 55.8%, resulting primarily from the 52.5% decrease in the volume of business. Construction Services gross margins declined from 6.4% in fiscal 2004 to 6.0% during fiscal 2005 due to a lower revenue base available for fixed cost absorption, and primarily due to decreases resulting from three loss projects in the Western business unit. Last year’s margins were also impacted by two low margin power projects completed at the end of fiscal 2004.

The operating loss and loss before income tax expense for fiscal 2005 of $40.8 million and $44.1 million, respectively, compared unfavorably to operating income and income before income tax expense of $10.0 million and $8.5 million, respectively, produced during fiscal 2004. This was due to the sharp decline in revenues, higher interest expense, an additional contract dispute reserve and the impairment of goodwill.

Repair and Maintenance Services

Revenues from Repair and Maintenance Services increased $56.9 million, or 31.9%, from $178.3 million during fiscal 2004, to $235.2 million in fiscal 2005. This improvement resulted primarily from increased revenues from the Downstream Petroleum Industry, which increased $46.5 million as a result of strong turnaround activity combined with the addition of maintenance contracts entered into in the third quarter of fiscal 2005. In addition, revenues from the Power Industry increased $11.8 million, while Other Industries declined $1.4 million.

Gross margins of 8.0% for fiscal 2005 were lower than gross margins of 10.5% in fiscal 2004, despite the 31.9% increase in revenues, as a result of a large presence of low margin maintenance projects, a number of which have subsequently been exited. Gross profit remained consistent for both fiscal years at $18.8 million despite increased revenues, due to the presence of lower margin projects.

Operating income and income before income tax expense for fiscal 2005 of $2.0 million and $0.0 million, respectively, were lower than the operating income and income before income tax expense of $7.6 million and $6.8 million, respectively, produced in fiscal 2004. This decline was primarily due to increased SG&A and restructuring costs combined with higher interest expense.

FISCAL YEAR 2004 VERSUS 2003

Consolidated

Consolidated revenues were $607.9 million during fiscal 2004, an increase of $319.5 million, or 110.8%, from consolidated revenues of $288.4 million for fiscal 2003. This increase in consolidated revenues resulted from a $258.6 million increase in Construction Services revenues, combined with a $60.9 million increase in Repair and Maintenance Services revenues. These increases were primarily due to the inclusion of the Hake acquisition for only one quarter in fiscal 2003, as compared to the full year in fiscal 2004.

Consolidated gross profit increased from $31.6 million in fiscal 2003 to $46.3 million during fiscal 2004. This increase of $14.7 million, or 46.5%, in gross profit was a direct result of the 110.8% increase in revenues, partially offset by lower margin work in the mix of business. Consolidated gross margin decreased from 11.0% in fiscal 2003 to 7.6% in fiscal 2004, primarily due to the inclusion of lower margin work in the mix of business particularly on large power projects.

Consolidated SG&A expenses were $28.7 million during fiscal 2004 compared to $20.4 million for fiscal 2003. The majority of this $8.3 million increase was attributable to the added overhead resulting from the acquisition of Hake. In addition, Fiscal 2004 included $1.2 million legal expense related to contract disputes along with $0.2 million for Sarbanes-Oxley compliance work. SG&A expense as a percentage of revenue decreased to 4.7% in fiscal 2004, compared to 7.1% in the prior fiscal year as a result of leveraging the fixed cost structure with the Hake acquisition, which spread these costs over a larger revenue base. In addition, there were charges of approximately $0.5 million in fiscal 2003 related to the integration of Hake.

Restructuring, impairment and abandonment gain of $1.3 million in fiscal 2003 consisted mainly of a one-time insurance settlement of $1.0 million from a recovery under Matrix Service’s environmental insurance policy of expenditures made to remediate previously owned properties in Newnan, Georgia, as well as a $0.3 million reduction in workers’ compensation reserves related to exited operation.

Interest expense increased to $2.9 million during fiscal 2004 as compared to $0.9 million in fiscal 2003 as a result of increased debt that occurred due to the acquisition of Hake, increased working capital needs, and collection delays resulting from collection issues and contract disputes.

Income before income tax expense increased from $12.2 million in fiscal 2003 to $15.2 million during fiscal 2004. This $3.0 million increase was due to a higher volume of business creating better margins partially offset by a combination of greater fixed costs related to the acquisition of Hake, and higher interest expenses due to increased level of debt.

The effective tax rates for fiscal 2004 and fiscal 2003 were 40.6% and 38.6%, respectively. The increased effective tax rate in fiscal 2004 is due to the Company’s federal tax rate increasing 1%, the generation of more income in states with higher tax rates and the realization of permanent tax credits in the third quarter of fiscal 2003.

Construction Services

Construction Services revenues during fiscal 2004 were $429.6 million, compared to $171.0 million in the prior fiscal year, an increase of $258.6 million, or 151.2%. This increase was primarily due to a $238.5 million increase in revenues from the Power Industry, which resulted primarily from the realization of low margin projects due to the Hake acquisition. Adding to this increase was revenue from both Other Industries, which increased $5.3 million, and Downstream Petroleum Industries, which increased $14.8 million.

Construction Services gross margins declined from 11.0% in fiscal 2003, to 6.4% during fiscal 2004 as a result of lower margin Hake work in the mix of business, particularly on large power projects. Also, cost overruns, overruns by subcontractors to the Company, contract disputes and a bankrupt customer all contributed to the lower margins realized on the Hake work. Gross profit increased from $18.7 million in fiscal 2003 to $27.6 million during fiscal 2004, an increase of 47.0% resulting primarily from the 151.2% increase in the volume of business, offset by the inclusion of lower margin work.

The operating income and income before income tax expense for fiscal 2004 of $10.0 million and $8.5 million, respectively, were higher than the operating income and income before income tax expense of $7.3 million and $7.2 million, respectively, produced during fiscal 2003, due to increased revenues, partially offset by declining margins.

Repair and Maintenance Services

Revenues from Repair and Maintenance Services increased $60.9 million, or 51.9%, from $117.4 million during fiscal 2003, to $178.3 million in fiscal 2004. This improvement resulted primarily from increased revenues from the Downstream Petroleum Industry, which increased $43.0 million. In addition, revenues from the Power Industry and Other Industries increased $8.4 million and $9.5 million, respectively. This overall increase is a direct result of the inclusion of Hake revenues for the full year in fiscal 2004, versus only the fourth quarter in fiscal 2003.

Gross margins of 10.5% for fiscal 2004 were lower than the gross margins of 11.0% in fiscal 2003 due primarily to the inclusion of lower margin Hake repair and maintenance work and lower margins on routine repair and maintenance activities as a result of lower demand in the first half of fiscal 2004. The lower margins on the Hake repair and maintenance activity resulted from the strategic decision to take a large turnaround project in the second quarter with a new customer at very low gross margins. The increased volume of business, partially offset by the decline in margins produced gross profit in fiscal 2004 of $18.8 million, a 45.8% increase from the $12.9 million reported for fiscal 2003.

Operating income and income before income tax expense for fiscal 2004 of $7.6 million and $6.8 million, respectively, were more than the operating income and income before income tax expense of $4.4 million and $4.3 million, respectively, produced in fiscal 2003 primarily due to higher volume of business in fiscal 2004.

Outlook

Fiscal 2006 will be a transition year with the emphasis on executing our work profitably, reducing our risk profile, improving margins and completing our restructuring and refinancing efforts.

In March 2005, the Company initiated a restructuring program to reduce its cost structure and improve its operating results. The Company focused on its core strengths and identified those areas with the objective of eliminating unprofitable and marginal work. As a result of this effort, Matrix sold the transportation and rigging assets and has executed a letter of intent to sell the aluminum floating roof business. Matrix is also in the process of selling excess facilities or land in Tulsa, Oklahoma; Orange, California; and Holmes, Pennsylvania. These liquidity events, coupled with various tax refunds is expected to yield approximately $12.0 million in cash, which will be used to improve liquidity. Matrix also ceased to work on a number of large routine maintenance contracts that were utilizing valuable resources while providing minimal returns. As these maintenance contracts were reduced, there was a significant reduction of overhead and administration costs. As a result of these efforts and other efforts to reduce costs, Matrix was able to reduce its annual administrative payroll and benefit costs by more than $5.0 million.

We are not in a position at this point of the Company’s turnaround to provide meaningful guidance except to say that we anticipate a profitable year with results improving as the year progresses.

We are hopeful that the disputed receivables will be resolved by the end of fiscal 2006 which, when coupled with the planned liquidity events discussed earlier and cash flow from operations, would allow us to be in a position to pay off most, if not all, of our bank debt.

Fiscal 2005 has been a difficult year and one we would rather not repeat. The changes we have made in late fiscal 2005 and continuing in the first half of fiscal 2006 will, however, put the Company in a position to return to profitable growth.

Non-GAAP Financial Measure

EBITDA is a supplemental, non-generally accepted accounting principle (GAAP) financial measure. EBITDA is defined as earnings before taxes, interest expense, depreciation and amortization. We have presented EBITDA because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our consolidated statements of operations entitled “net income (loss)” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use, and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income (loss), the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions, which are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

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

EBITDA for the year ended May 31, 2005 was a $32.0 million loss, compared to a positive $25.4 million and $19.5 million for the years ended May 31, 2004 and May 31, 2003, respectively. A reconciliation of EBITDA to net income (loss) follows:

	For the Year Ended
	May 31, 2005	May 31, 2004		May 31, 2003
	(In Thousands)
Net Income (loss)	$(38,830)	$9,542		$8,178
Interest Expense, net	5,720	2,885		935
Provision (benefit) for income taxes	(5,628)	6,528	(A)	5,141	(A)
Depreciation and amortization	6,726	6,408		5,231

EBITDA	$(32,012)	$25,363		$19,485

(A) Provision for income taxes for the year ended May 31, 2004 and 2003 included $347 and $429, respectively, of taxes related to net earnings of joint venture.

The $57.4 million decrease in EBITDA for the year ended May 31, 2005, as compared to the prior year, was primarily due to an impairment charge of $25.0 million, a contract dispute reserve of $10.3 million incurred during the third quarter of fiscal 2005 and higher SG&A and restructuring expenses. In addition, operating results, primarily in the construction services segment, were lower in fiscal 2005 as compared to fiscal 2004.

FINANCIAL CONDITION AND LIQUIDITY

Our cash and cash equivalents totaled approximately $1.5 million at May 31, 2005 and $0.8 million at May 31, 2004. Our operations provided $4.5 million of cash for the twelve months ended May 31, 2005, as compared with using $28.1 million of cash for the twelve months ended May 31, 2004, representing an increase of approximately $32.6 million. The increase was primarily due to increased amounts owed to vendors and increased billings in excess of costs and estimated earnings to customers. These increases were partially offset by increased accounts receivable.

At fiscal year-end, our debt consisted of the following:

	May 31,
	2005	2004
	(In Thousands)
Borrowings under bank credit facility:
Revolving credit facility	$20,281	$40,390
Term note	22,398	28,441
Interest rate swap liability	86	271
Convertible Notes	30,000	—

	72,765	69,102
Less current portion:
Revolving credit facility	20,281	—
Term note	22,398	4,643
Interest rate swap liability	86	250

Long-Term Debt	$30,000	$64,209

Matrix Service believes that its existing funds, amounts available from borrowing under its existing credit agreement, cash generated by operations, cash generated from the sale of non-core assets and our anticipated refinancing of the senior credit facility will be sufficient to meet the working capital needs through fiscal 2006 and for the foreseeable time thereafter unless significant expansions of operations not now planned are undertaken, in which case Matrix Service would need to arrange additional financing as a part of any such expansion. However, we can provide no assurance that we will be successful in refinancing our senior credit facility, or in obtaining alternative financing.

Credit Agreement and Revolving Credit Facility

On March 7, 2003, we replaced our prior credit agreement with an $87.5 million senior credit facility entered into with a group of banks. The credit agreement originally consisted of a five-year term loan of $32.5 million and a three-year $55 million revolving credit facility. Substantially all of our properties and assets and those of our domestic subsidiaries secure the senior credit facility. Under the original agreement, we paid LIBOR-based interest on funds borrowed under the term loan and funds borrowed on a revolving basis bore interest on a Prime or LIBOR-based option.

In August 2004, the senior credit facility was amended to convert $20 million of the revolver balance to a term loan (Term Loan B) and to reduce the credit commitment on the revolver by an equal amount from $55 million to $35 million. The facility was further amended in December 2004 to provide that interest on Term Loan B would accrue at a 12.5% per annum fixed rate from November 30, 2004 until March 31, 2005, when the interest rate increased to an 18% per annum fixed rate. The interest rate was scheduled to further increase to a 21% per annum fixed rate on June 30, 2005.

In April 2005, the Company issued $30.0 million of convertible debt notes and Term Loan B was paid in full. At that time, the credit agreement was amended to limit availability under the primary revolver to the lesser of $35 million or 80% of the borrowing base. The amendment also established a $10 million revolving loan B commitment. The revolving loan B commitment bears cash interest at prime, had an original maturity of October 31, 2005 and is secured by various contract dispute receivables. Availability under the commitment is limited to $10 million less an amount equal to the value of all of our outstanding checks. The revolving loan B commitment will be further reduced by an amount equal to any funds collected with respect to “large disputed accounts.” In addition, the revolving B borrowing base and, consequently, the revolving B loan commitment, may be decreased by the revolver B lenders in their sole discretion.

In August 2005, the senior credit facility was amended (Amendment Ten) to extend both revolving loan commitments to June 30, 2006.

Our credit agreement requires us to make mandatory prepayments in certain circumstances, including upon the sale of certain assets in excess of $250,000, the sale of stock or the issuance of subordinated indebtedness, or in the event that we generate “excess cash,” incur a borrowing base deficiency or collect contract dispute receivables.

Amendment Ten to our credit agreement modified the required financial covenants. Under Amendment Ten, we are required to maintain minimum levels of “augmented consolidated EBITDA” for various quarterly test periods through May 31, 2006 as of designated quarterly test dates. The starting point for the augmented consolidated EBITDA is “consolidated EBITDA”, which is defined to include “consolidated net income,” plus, to the extent deducted in determining consolidated net income, (i) consolidated interest expense (ii) expense for taxes paid or accrued, (iii) depreciation and amortization, (iv) up to $3,000,000 in the aggregate of the following: (A) (1) specifically defined professional and consulting fees (2) other expenses related to the reorganization of Borrower’s fabrication operation, (3) lease termination cost arising from the termination of leases occurring as a part of and during the restructure, and (4) costs and expenses related to the search for a replacement Chief Executive Officer but only to the extent paid or incurred on or before November 30, 2005; (B) severance payments and retention bonuses associated with restructuring; (C) legal fees and legal expenses incurred with regard to the enforcement and collection of the large disputed accounts; (D) losses on sales of fixed assets approved by the lenders and incurred prior to November 30, 2005; and (E) losses arising from the settlement of large disputed accounts minus, to the extent included in consolidated net income, (i) gains on sales of fixed assets, (ii) extraordinary gains realized other than in the ordinary course of business, and (iii) income tax benefits. The minimum level of augmented consolidated EBITDA for each quarterly test period is as follows:

Test Periods	Minimum Augmented Consolidated EBITDA	Test Date
June 1, 2005 through August 31, 2005	$4,135,000	September 30, 2005
June 1, 2005 through November 30, 2005	$7,493,000	December 31, 2005
June 1, 2005 through February 28, 2006	$10,651,000	March 31, 2006
June 1, 2005 through May 31, 2006	$15,302,000	June 30, 2006

For purposes of determining compliance with this covenant, “consolidated EBITDA” is increased by an amount equal to the lesser of (i) $3,000,000 or (ii) the sum of the following: (A) if one or more sales of assets approved by the lenders has occurred, then the aggregate for all such sales of the following: the amount, if any, by which (1) an amount equal to the Borrowing Base immediately after the closing of such sale minus the aggregate principal balance of the Revolving Loans measured immediately after the application of such proceeds exceeds; (2) an amount equal to the Borrowing Base immediately prior to the closing of such sales minus the aggregate principal balance of the Revolving Loans measured immediately prior to the application of such proceeds; (B) federal and state tax refunds received during such period less the amount of any taxes paid; (C) reimbursements received during such period from customers for capital expenditures associated with the LNG project to the extent that, during the same period, such capital expenditures actually occurred; and (D) cash proceeds received during such period from the sale of any common stock, preferred stock, warrant or other equity (other than the exercise of stock options by employees, officers and directors) approved by the lenders and from the issuance of any subordinated indebtedness approved by the lenders.

Amendment Ten also requires us to maintain a minimum fixed charge coverage ratio of augmented consolidated EBITDA for the fiscal year to date minus cash dividends and distributions made or paid during the period to scheduled current maturities of the term loan for the fiscal year to date, plus scheduled current maturities of the Hake Group acquisition payable for the fiscal year to date, plus consolidated interest expense for the year to date (excluding amounts included in consolidated interest expense for (1) amortization of deferred financing fees (2) amortization of prepaid interest related to the subordinated debt, (3) accretion related to The Hake Group acquisition payable, and (4) interest attributable to the additional accrued margin that is neither paid for nor due and payable during the fiscal year to date, plus current maturities on capitalized leases for the fiscal year to date and capital expenditures paid during such fiscal year to such date. The ratio at each quarterly measurement date shall be less than 1.00.

Amendment Ten also requires us to maintain a minimum debt service coverage ratio of consolidated EBITDA for the fiscal year to date minus cash dividends and distributions during the period to scheduled current maturities of the term loan for the fiscal year to date, plus scheduled current maturities of the Hake Group acquisition payable for the fiscal year to date, plus consolidated interest expense for the year to date (excluding amounts described above), plus current maturities on capitalized leases for the fiscal year to date. The required debt service coverage ratio is 1.43 for the period ended August 31, 2005, 1.65 for the period ending November 30, 2005, 1.65 for the period ending February 28, 2006 and 1.38 for the period ending May 31, 2006.

Amendment Ten provides that borrowings under the revolver and the term loan shall bear prime-based interest plus a margin. The agreement further provides for an additional accrued margin that is paid upon termination of the facility. The amendment provides for cash pay interest at a rate of prime plus 1.0% and accrued interest at at 1.0% beginning April 2005 and escalating fifty basis points monthly until December 31, 2005 at which time the accrued margin is 5.0%. Beginning January 1, 2006 to January 31, 2006, cash pay interest converts to prime plus 3.5% with accrued interest at 3.5% on both revolvers and the term loan. Beginning February 1, 2006 to February 28, 2006, cash pay interest converts to prime plus 4.75% with accrued interest at 2.5% on both revolvers. Beginning March 1, 2006 to March 31. 2006, cash pay interest converts to prime plus 6.0% with accrued interest at 1.5% on both revolvers. After April 1, 2006, cash pay interest converts to prime plus 8.25% on both revolvers. We were paying a weighted average interest rate of 8.50% on the term loan and the revolver at May 31, 2005.

On August 10, 2005, the lenders executed a waiver which modified the required covenants at May 31, 2005, to require (i) Consolidated EBITDA (as defined) to be greater than or equal to $2,596,000 and (ii) a Fixed Charge Coverage Ratio (as defined) to be greater than or equal to 0.925.

The following table presents the required and actual financial covenant measures in effect as of May 31, 2005:

Fixed Charge Ratio
Minimum Ratio Required	0.925
Actual Ratio	0.966

Excess / (Shortfall)	0.041

EBITDA (in thousands)
Minimum EBITDA Required	$2,596
Actual EBITDA	2,903

Excess / (Shortfall)	$307

At May 31, 2005, $20.3 million was outstanding under the revolver and $22.4 million was outstanding under the five-year term loan. There were no borrowings under Revolver B. In addition, $10.0 million of the revolver was utilized by outstanding letters of credit, which automatically renew annually. At May 31, 2005, remaining availability under the credit facility consisted of $4.7 million available under the primary revolver and $7.7 million under Revolver B. At August 12, 2005, availability under our primary revolver was $10.6 million and $7.7 million under Revolver B.

The credit agreement also limits our capital expenditures to $9 million annually, limits unsecured indebtedness we may borrow for general operating purposes to $1 million, limits capital lease obligations to $15 million and limits the amount of letters of credit we may have outstanding to $15 million.

Although our credit agreement provides us with sufficient liquidity for the upcoming fiscal year, the revolving loan B and the $35 million revolver expire on June 30, 2006. Furthermore, revolving loan B may be reduced at the lenders sole discretion. While we are currently working to obtain a new credit facility, we cannot assure you that our efforts will be successful. In addition, the failure to comply with the terms of our credit agreement has required us to incur significant fees to our lenders to obtain waivers and amendments and caused us to seek alternative financing. Without acceptable waiver or amendments from our lenders with respect to any future covenant violations or alternative financing on terms acceptable to us, our lenders would have the right, among others, to declare all amounts outstanding under the credit agreement to be immediately due and payable and foreclose upon and sell substantially all of our assets to repay such amounts.

In March 2005, the Company initiated a restructuring program to reduce its cost structure and improve its operating results. The Company focused on its core strengths and identified those areas with the objective of eliminating unprofitable and marginal work . As a result of this effort, Matrix sold the transportation and rigging assets and has executed a letter of intent to sell the aluminum floating roof business. Matrix is also in the process of selling excess facilities or land in Tulsa, Oklahoma; Orange, California; and Holmes, Pennsylvania. These liquidity events, coupled with various tax refunds is expected to yield approximately $12.0 million in cash, which will be used to improve liquidity. Matrix also ceased to work on a number of large routine maintenance contracts that were utilizing valuable resources while providing minimal returns. As these maintenance contracts were reduced, there was a significant reduction of overhead and administration costs. As a result of these efforts and other efforts to reduce costs, Matrix was able to reduce its annual administrative payroll and benefit costs by more than $5.0 million.

The credit facility provides for mandatory prepayments upon the occurrence of certain events, certain of these events are expected to occur in fiscal 2006, therefore, we have classified the credit facility as current. If these events do not occur, the scheduled aggregate maturities of long-term debt for the years ending May 31, are as follows – 2006—$5.8 million; 2007—$24.9 million and 2008—$12.0 million.

The carrying value of debt approximates fair value.

The Company did not capitalize any interest in 2005 or 2004, while $0.3 million was capitalized in 2003.

Convertible Debt

In connection with the private placement of $30 million of convertible notes, on April 22, 2005, we entered into a registration rights agreement. The registration rights agreement requires us to use our best efforts to keep our registration statement, covering the resale of the shares of our common stock issuable upon conversion of the convertible notes, continuously effective until the earlier of (a) the date on which all of our common stock covered by such registration statement has been sold or may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act of 1933, as amended, or (b) the fifth anniversary of the closing date. Although the Registration Statement was declared effective by the SEC on June 17, 2005, if we fail to satisfy our obligations under the registration rights agreement, we will owe the holders of the convertible notes as partial liquidated damages an amount in cash equal to 1% of the aggregate amount paid for the convertible notes for each such event, and thereafter on each monthly anniversary of each such event (if the applicable failure shall not have been cured by such date) until the applicable failure is cured, we will owe the note holders an amount in cash equal to an additional 1% of the aggregate amount paid for the convertible notes. The convertible notes are convertible into shares of the Company’s common stock at an initial conversion price of $4.69 per share, subject to adjustment for stock dividends, stock splits, or other matters as provided for in the securities purchase agreement.

The convertible notes were issued under a securities purchase agreement among the Company and certain investors, and bear interest at a rate of 7% per year. An initial interest pre-payment of $4.2 million was made on April 25, 2005 for the period to and including April 25, 2007. Prepaid interest of $1.9 million is included in prepaid assets and $2.1 million in other assets at May 31, 2005. Interest is payable in arrears on each March 31, June 30, September 30 and December 31, beginning on June 30, 2007, through the date of maturity. In addition, if we fail to refinance our credit facility prior to September 30, 2005, additional interest of 5.00% per annum will accrue and be added to the principal balance of our convertible notes beginning October 1, 2005 and until our credit facility is refinanced.

The securities purchase agreement requires us to maintain certain financial ratios, limits the amount of capital and operating leases we can enter into, limits the amount of additional borrowings we may incur, and limits the amount of purchase money financing we may enter into.

Financial ratios contained in the securities purchase agreement are as follows:

•	Commencing fifteen months from the closing date and so long as any of the convertible notes are outstanding, a leverage ratio not to exceed 4.25 to 1.0. The leverage ratio is calculated as the ratio of total debt as of any date to EBITDA for the period of four consecutive fiscal quarters ending on, or most recently before, such date. EBITDA is defined as consolidated net income plus, to the extent deducted in determining consolidated net income, (i) consolidated interest expense, (ii) expense for taxes paid or accrued, (iii) depreciation, amortization and other non-cash charges, including non-cash charges related to the implementation of the Company’s restructuring plan, and cash charges for professional fees associated therewith, (iv) losses on sale of fixed assets, and (v) extraordinary losses incurred other than in the ordinary course of business, minus, to the extent included in consolidated net income, (i) gains on sales of fixed assets, and (ii) extraordinary gains realized other than in the ordinary course of business, all calculated for the Company and its subsidiaries on a consolidated basis for the then most recently ended four fiscal quarters.

•	From fifteen months from the closing date until the second anniversary of the closing date for the convertible notes, a cash interest coverage ratio, which must at all times exceed 2.5 to 1. The cash interest coverage ratio is calculated as the ratio of (i) EBITDA for the then most recently ended fiscal four quarters to (ii) “cash interest expense” for such period. The term “cash interest expense” includes interest expense of the Company and its subsidiaries for such period (excluding interest expense that has been capitalized and not paid in cash), determined on a consolidated basis in accordance with GAAP.

•	After the second anniversary of the closing date for the convertible notes, an “interest coverage ratio,” which must at all times exceed 2.5 to 1.0. The interest coverage ratio is calculated as the ratio of EBITDA for a period of the four consecutive fiscal quarters to (ii) interest expense for such period. The term “interest expense” includes interest expense of the Company and its subsidiaries for such period, determined on a consolidated basis in accordance with GAAP.

The securities purchase agreement also limits the amount of senior obligations permitted under the senior credit facility or the refinancing or replacement thereof, including new and replacement letters of credit, to $90 million; limits capital lease obligations to $1 million, limits operating leases to $15 million, limits purchase money financing to $1 million and limits debt under the Company’s performance and bonding line to $150 million.

Acquisition Payable

As part of the purchase of the Hake Group of Companies in Fiscal 2003, the Company entered into an acquisition payable for a portion of the purchase price. The acquisition payable is recorded at its fair value of $6.0 million and accreted for the change in its present value each period utilizing a 5.1% effective interest rate. Payments related to the acquisition payable are due annually on March 7 with $1.9 million due annually in 2006 and 2007, and $2.8 million due in 2008.

Capital Expenditures

Capital expenditures during the twelve months ended May 31, 2005 totaled $1.8 million. These capital expenditures included $1.0 million for purchases of small tools, construction and fabrication equipment, $0.4 million for computer software, office equipment, furniture and fixtures, and $0.4 million for purchases of transportation equipment for field operations. We do not expect the low level of capital expenditures in fiscal 2005 to result in any loss of business. We expect our capital expenditure requirements to increase in fiscal 2006 to approximately $6.5 million.

Restructuring

On March 28, 2005, Bradley S. Vetal resigned from his positions as Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Ed Hendrix, an independent director of the Company since 2000, was elected Chairman of the Board of Directors to replace Mr. Vetal. The Company’s Board of Directors appointed Michael J. Hall, then and currently a member of the Board of Directors and formerly the Company’s Chief Financial Officer, as the Company’s interim President and Chief Executive Officer.

In March 2005, the Company began a restructuring program to reduce its cost structure and improve operating results. This restructuring program included reductions in workforce and changes to business plans including the consolidation or closure of certain facilities or business lines. The Company expects these restructuring efforts to continue into fiscal 2006.

As part of the restructuring efforts, the Company engaged a financial consultant to assist senior management with the following:

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

Based upon the current status of the senior credit facility described above, total liquidity has been constrained due to shortfalls in operating performance. As a result of the liquidity issues, the Company extended the timing of payments to vendors until the liquidity situation improves. Management has initiated a number of steps to improve the Company’s liquidity situation, including the following:

•	improving overall operating performance based upon the restructuring efforts currently underway;

•	selling certain non-core assets; and

•	evaluating alternatives to accelerate collection of amounts due on the contract disputes.

As discussed previously, the current bank group has amended our credit agreement and provided waivers for specified covenant violations. Our revolver availability is based on the lesser of $35 million or 80% of the borrowing base. The net proceeds of the convertible subordinated junior securities were used to retire Term Loan B, which was due in August 2005. The bank group has also provided an incremental $10 million of short-term financing (Revolver B) to provide additional liquidity primarily for trade creditors.

Our current focus is on returning the Company to profitability and refinancing our senior debt. If these efforts are not successful, we cannot assure you that additional financing can be arranged, that we will be able to meet existing debt covenants or that the bank will not foreclose on the Company’s assets if a default were to occur under the credit agreement or the convertible notes, or if the Company is unable to repay amounts borrowed under the credit facility on the maturity date. In that event, we would be required to explore other strategic alternatives.

Treasury Shares

In October 2000, the Board of Directors authorized the second stock buyback program, which permitted the purchase of up to 20% (i.e., 3,447,506 shares) of the common stock outstanding at that time. To date, Matrix Service has purchased 2,116,800 shares under the second program and has authorization to purchase an additional 1,330,706 shares.

It is the Company’s intent to utilize these purchased treasury shares solely for the satisfaction of stock issuance under the 1990, 1991 and 2004 Incentive Stock Option Plans and the 1995 Nonemployee Director Stock Option Plan.

Commitments

As of May 31, 2005, the following commitments were in place to support our ordinary course obligations:

	Amounts of Commitments by Expiration Period
	2006	2007	2008	2009	2010	After 2010	Total
	(In Thousands)
Letters of Credit	$—	$—	$—	$—	$—	$10,052	$10,052
Surety Bonds	16,602	110	—	—	—	6,013	22,725

Total Commitments	$16,602	$110	$—	$—	$—	$16,065	$32,777

Note: Includes $5,052 of letters of credit and surety bonds issued in support of our insurance program.

Contractual obligations at May 31, 2005 are summarized below.

	Payments due by Fiscal Year
	2006	2007	2008	2009	2010	After 2010	Total
	(In Thousands)
Long-term Debt (1)	$42,679	$—	$—	$—	$—	$—	$42,679
Interest Rate Swap (2)	86	—	—	—	—	—	86
Convertible Notes	—	—	—	—	30,000	—	30,000
Operating Leases	1,359	986	643	131	124	701	3,944
Capital Lease Obligations	120	120	110	29	—	—	379
Acquisition Payable (3)	1,880	1,880	2,819	—	—	—	6,579
Purchase Obligations (4)	—	—	—	—	—	—	—

Total Contractual Obligations	$46,124	$2,986	$3,572	$160	$30,124	$701	$83,667

(1)	Amendment Ten provides that borrowings under the revolver and the term loan shall bear prime-based interest plus a margin. The agreement further provides for an additional accrued margin that is paid upon termination of the facility. The amendment provides for cash pay interest at a rate of prime plus 1.0% and accrued interest at at 1.0% beginning April 2005 and escalating fifty basis points monthly until December 31, 2005 at which time the accrued margin is 5.0%. Beginning January 1, 2006 to January 31, 2006, cash pay interest converts to prime plus 3.5% with accrued interest at 3.5% on both revolvers and the term loan. Beginning February 1, 2006 to February 28, 2006, cash pay interest converts to prime plus 4.75% with accrued interest at 2.5% on both revolvers. Beginning March 1, 2006 to March 31. 2006, cash pay interest converts to prime plus 6.0% with accrued interest at 1.5% on both revolvers. After April 1, 2006, cash pay interest converts to prime plus 8.25% on both revolvers. We were paying a weighted average interest rate of 8.50% on the term loan and the revolver at May 31, 2005. Long-term debt matures $5,804 in fiscal 2006, $24,924 in fiscal 2007 and $11,951 in fiscal 2008. However, the debt was classified as due in fiscal 2006 as it is classified as current on the Consolidated Balance Sheet for the year ended May 31, 2005 due to certain mandatory pre-payment provisions in the credit agreement.
(2)	The convertible notes bear interest at a rate of 7% per year. An initial interest pre-payment of $4.2 million was made on April 25, 2005 for the period to and including April 25, 2007. Interest is payable in arrears on each March 31, June 30, September 30 and December 31, beginning on June 30, 2007 through the date of maturity. The acquisition payable is recorded at its present value of $6.0 million in the financial statements. Accretion is recorded based on a 5.1% interest rate.
(3)	In the ordinary course of business, we enter into purchase commitments to satisfy our requirements for materials and supplies for contracts that have been awarded. These purchase commitments are generally recovered from our customers, are generally settled in less than one year and are cancelable. We do not enter into long-term purchase commitments on a speculative basis for fixed minimum quantities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest rate risk exposure primarily results from our variable rate indebtedness under our senior credit facility, which is influenced by short-term rates, specifically LIBOR-based borrowings. Matrix Service utilizes a $35 million primary revolving credit facility and a secondary $10 million revolving credit facility for which interest-rate swaps are not utilized. Therefore, short-term interest rate changes could have an impact on future interest expense on amounts outstanding on the credit facility. Under our credit agreement, as recently amended, cash pay interest on the term loan and revolver accrues at Prime plus 1.0% and accrued interest at 1.0% beginning April 2005 escalating fifty basis points per month until December 31, 2005 at which time the accrued margin is 5.0%. Beginning January 1, 2006 to January 31, 2006, cash pay interest converts to prime plus 3.5% with accrued interest at 3.5% on both revolvers and the term loan. Beginning February 1, 2006 to February 28, 2006, cash pay interest converts to prime plus 4.75% with accrued interest at 2.5% on both revolvers. Beginning March 1, 2006 to March 31, 2006, cash pay interest converts to prime plus 6.0% with accrued interest at 1.5% on both revolvers. After April 1, 2006, cash pay interest converts to prime plus 8.25% on both revolvers. At May 31, 2005, $20.3 million was outstanding on the revolver and $22.4 million was outstanding on the $32.5 million term loan facility. The weighted average interest rate on the term loan and revolver was 8.50%.

In fiscal 2002, the Company entered into an interest rate swap agreement for an initial notional amount of $6.0 million, effectively providing a fixed interest rate of 7.23% with the Company receiving LIBOR + 1.5%. The swap instrument was previously designated as a hedge of a $6.0 million variable interest rate term loan with changes in fair value of the swap recognized in other comprehensive income. The term loan was paid off in connection with the debt refinancing that occurred in March 2003. The swap ceased to be a highly effective hedge and hedge accounting was discontinued prospectively. As the variable rate term loan was replaced with a variable rate credit facility, the forecasted transactions of variable rate interest payments are still probable of occurring. As a result, changes in fair value of the swap are amortized to income over the remaining life of the swap, which expires June 2006. The fair value balance at March 7, 2003 of $0.3 million, net of tax, was included in other comprehensive loss. Approximately $0.1 million of accumulated other comprehensive loss was amortized to interest expense in fiscal 2005. In fiscal 2004, approximately $0.1 million was amortized to interest expense, while approximately $0.1 million was amortized for the period March 7, 2003 to May 31, 2003. In fiscal 2005, the change in the fair value of the swap of a $0.2 million gain was included in interest expense and in fiscal 2004, the gain recognized in interest expense was $0.3 million. From the period March 7, 2003 to May 31, 2003, the change in fair value of the swap of approximately of a $0.03 million gain was included in interest expense.

The following table provides information about our term debt and interest rate swap that is subject to interest rate risk. For term debt, the table presents principal cash flows and weighted-average interest rates by expected maturity dates. For the interest-rate swap, the table presents notional amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the interest rate swap.

	Fiscal Year					Total	Fair Value as of May 31, 2005
	2006	2007	2008	2009	2010
	(In Thousands)
Long-term debt:
Variable rate debt (1)	$42,679	$—	$—	$—	$—	$42,679	$42,679
Acquisition payable (2)	1,858	1,858	2,819	—	—	5,977	5,607
Convertible notes (3)	—	—	—	—	30,000	30,000	30,000
Interest rate swap:
Notional amount	4,433	—	—	—	—	—	86
Pay rate	5.73%	—	—	—	—	—	—
Receive rate – 30-day LIBOR (London Interbank Offer Rate) plus 150 basis points

(1)	Amendment Ten provides that borrowings under the revolver and the term loan shall bear prime-based interest plus a margin. The agreement further provides for an additional accrued margin that is paid upon termination of the facility. The amendment provides for cash pay interest at a rate of prime plus 1.0% and accrued interest at at 1.0% beginning April 2005 and escalating fifty basis points monthly until December 31, 2005 at which time the accrued margin is 5.0%. Beginning January 1, 2006 to January 31, 2006, cash pay interest converts to prime plus 3.5% with accrued interest at 3.5% on both revolvers and the term loan. Beginning February 1, 2006 to February 28, 2006, cash pay interest converts to prime plus 4.75% with accrued interest at 2.5% on both revolvers. Beginning March 1, 2006 to March 31. 2006, cash pay interest converts to prime plus 6.0% with accrued interest at 1.5% on both revolvers. After April 1, 2006, cash pay interest converts to prime plus 8.25% on both revolvers. We were paying a weighted average interest rate of 8.50% on the term loan and the revolver at May 31, 2005. Long-term debt matures $5,804 in fiscal 2006, $24,924 in fiscal 2007 and $11,951 in fiscal 2008. However, the debt was classified as due in fiscal 2006 as it is classified as current on the Consolidated Balance Sheet for the year ended May 31, 2005 due to certain mandatory pre-payment provisions in the credit agreement.
(2)	Payments included in the table represent the amount the Company is obligated to pay in the respective periods. The Acquisition Payable is recorded at its present value of $6.0 million in the financial statements. Accretion is recorded based on an interest rate of approximately 5.1%.
(3)	The Notes were issued under a Securities Purchase Agreement among the Company and certain investors and bear interest at a fixed rate of 7% per year. An initial interest pre-payment of $4.2 million was made on April 25, 2005 for the period to and including April 25, 2007. Interest is payable in arrears on each March 31, June 30, September 30 and December 31, beginning on June 30, 2007, through the date of maturity.

Foreign Currency Risk

Matrix Service has a subsidiary whose operations are located in Canada, whose functional currency is the local currency. Historically, movements in the foreign currency exchange rate have not significantly impacted results. However, this does have the potential to impact the Company’s financial position, due to fluctuations in the local currency arising from the process of translating the local functional currency into the U.S. dollar. Management has not entered into derivative instruments to hedge the foreign currency risk. A 10% change in the respective functional currency against the U.S. dollar would not have had a material impact on the financial results of the Company for the year ended May 31, 2005.

Commodity Risk

Steel and steel pipe are the primary raw materials used by our Construction Services’ and Repair and Maintenance Services’ segments. Supplies of these materials are available throughout the United States. We do not anticipate being unable to obtain adequate amounts of these materials in the foreseeable future. However, the availability and pricing of these materials could change significantly due to various factors, including producer capacity, the level of foreign imports, demand for the materials, the imposition or removal of tariffs on imported steel and other market conditions. We mitigate these risks by including standard language in all of our contracts, which passes the risk of increases in steel prices or unavailability of steel on to our customers.

Item 8. Financial Statements and Supplementary Data

Financial Statements of the Company

Financial Statement Schedules

The following financial statement schedule is filed as a part of this report under “Schedule II” immediately following Quarterly Financial Data (unaudited): Schedule II – Valuation and Qualifying Accounts for the three fiscal years ended May 31, 2005, 2004 and 2003. All other schedules are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of Matrix Service Company (the “Company”) and its wholly-owned subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective may not prevent or detect misstatements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following deficiencies which together constitute a material weakness related to revenue recognition at our Eastern Business Unit in our assessment of the effectiveness of internal control over financial reporting as of May 31, 2005:

•	Change orders inappropriately or inaccurately included in or, in certain instances, excluded from, report utilized in our percentage-of-completion computations.

•	Job forecasts inadequately prepared and supported or reviewed by appropriate members of project management and financial accounting.

•	Preparation of invoices for a material contract lacked appropriate reconciliations to information recorded in the Company’s financial accounting system.

The material weakness described above affects the Company’s revenue, accounts receivable, cost and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs and estimated earnings financial statement accounts. Because of the aforementioned deficiencies, which together constitute a material weakness in the revenue recognition process at the Company’s Eastern Business Unit, the Company’s management has concluded that the Company’s internal control over financial reporting as of May 31, 2005 was ineffective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm (“Ernst & Young”) Ernst & Young’s report on internal control over financial reporting is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Matrix Service Company

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Matrix Service Company did not maintain effective internal control over financial reporting as of May 31, 2005, because of the effect of a material weakness related to revenue recognition at the Company’s Eastern Business Unit, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Matrix Service Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. The Company identified the following ineffective controls which together constitute a material weakness related to revenue recognition at the Company’s Eastern Business Unit:

•	Change orders were inappropriately or inaccurately included in or, in certain instances, excluded from reports utilized in the Company’s percentage of completion computations.

•	Job forecasts were inadequately prepared and supported or inadequately reviewed by appropriate members of project management and financial accounting.

•	Preparation of invoices for a material contract lacked appropriate reconciliations to information recorded in the Company’s financial accounting system.

The material weakness described above affects the Company’s revenue, accounts receivable, cost and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs and estimated earnings financial statement accounts. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated August 15, 2005 on those financial statements.

In our opinion, management’s assessment that Matrix Service Company did not maintain effective internal control over financial reporting as of May 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Matrix Service Company has not maintained effective internal control over financial reporting as of May 31, 2005, based on the COSO control criteria.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

August 15, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Matrix Service Company

We have audited the accompanying consolidated balance sheets of Matrix Service Company as of May 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matrix Service Company at May 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Matrix Service Company’s internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 15, 2005 expressed an unqualified opinion on management’s assessment on internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

August 15, 2005

Matrix Service Company

Consolidated Balance Sheets

	May 31,
	2005	2004
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$1,496	$752
Accounts receivable, less allowances (2005 – $461; 2004 – $337)	70,088	56,974
Contract dispute receivables, net	20,975	31,456
Costs and estimated earnings in excess of billings on uncompleted contracts	22,733	18,854
Inventories	4,739	4,584
Income tax receivable	3,004	3,220
Deferred income taxes	4,820	1,493
Prepaid expenses	8,245	2,368
Assets held for sale	1,479	—

Total current assets	137,579	119,701

Property, plant and equipment, at cost:
Land and buildings	23,087	24,518
Construction equipment	29,711	31,294
Transportation equipment	10,862	12,445
Furniture and fixtures	8,889	8,743
Construction in progress	318	1,593

	72,867	78,593
Accumulated depreciation	35,791	32,939

	37,076	45,654

Goodwill	24,834	49,666

Other assets	2,891	1,253

Total assets	$202,380	$216,274

Matrix Service Company

Consolidated Balance Sheets

	May 31,
	2005	2004
	(In Thousands, Except Share Amounts)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$38,059	$27,528
Billings on uncompleted contracts in excess of costs and estimated earnings	12,311	8,115
Accrued insurance	5,038	2,152
Other accrued expenses	15,759	11,264
Current capital lease obligation	113	—
Current portion of long-term debt	42,765	4,893
Current portion of acquisition payable	1,808	1,835

Total current liabilities	115,853	55,787

Long-term debt	—	64,209
Convertible notes	30,000	—
Acquisition payable	4,169	5,614
Long-term capital lease obligation	231	—
Deferred income taxes	4,142	4,949
Stockholders’ equity:
Common stock – $.01 par value; 30,000,000 authorized; 19,285,276 shares issued as of May 31, 2005 and 2004	193	193
Additional paid-in capital	56,322	56,101
Retained earnings (deficit)	(3,307)	35,585
Accumulated other comprehensive loss	(22)	(395)

	53,186	91,484
Less treasury stock, at cost – 1,873,750 and 2,084,950 shares as of May 31, 2005 and 2004, respectively	(5,201)	(5,769)

Total stockholders’ equity	47,985	85,715

Total liabilities and stockholders’ equity	$202,380	$216,274

See accompanying notes.

Matrix Service Company

Consolidated Statements of Operations

	Year ended May 31,
	2005	2004	2003
	(In Thousands, Except Share And Per Share Amounts)
Revenues	$439,138	$607,904	$288,418
Cost of revenues	408,119	561,591	256,808

Gross profit	31,019	46,313	31,610
Selling, general and administrative expenses	40,335	28,726	20,448
Impairment and abandonment costs	26,168	—	—
Restructuring	3,654	68	(1,282)

Operating income (loss)	(39,138)	17,519	12,444
Other income (expense):
Interest expense	(5,722)	(2,914)	(990)
Interest income	2	29	55
Other	400	579	737

Income (loss) before income taxes	(44,458)	15,213	12,246
Provision for (benefit from) federal, state and foreign income taxes	(5,628)	6,181	4,712
Net earnings of joint venture	—	510	644

Net income (loss)	$(38,830)	$9,542	$8,178

Basic earnings (loss) per common share	$(2.24)	$0.57	$0.52

Diluted earnings (loss) per common share	$(2.24)	$0.54	$0.49

Weighted average common shares outstanding:
Basic	17,327,484	16,718,737	15,840,876
Diluted	17,327,484	17,615,497	16,710,038

See accompanying notes.

Matrix Service Company

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands, Except Share Amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Total
					Translation	Derivative
Balances, May 31, 2002	$193	$51,771	$18,126	$(8,996)	$(720)	$(174)	$60,200
Net income	—	—	8,178	—	—	—	8,178
Other comprehensive income
Translation adjustment	—	—	—	—	442	—	442
Derivative activity	—	—	—	—	—	(115)	(115)

Comprehensive income							8,505
Exercise of stock options (429,192)	—	278	—	817	—	—	1,095
Tax effect of exercised stock options	—	381	—	—	—	—	381

Balances, May 31, 2003	193	52,430	26,304	(8,179)	(278)	(289)	70,181
Net income	—	—	9,542	—	—	—	9,542
Other comprehensive income
Translation adjustment	—	—	—	—	39	—	39
Derivative activity	—	—	—	—	—	133	133

Comprehensive income							9,714
Exercise of stock options (1,055,570)	—	283	(261)	2,410	—	—	2,432
Tax effect of exercised stock options	—	3,388	—	—	—	—	3,388

Balances, May, 2004	193	56,101	35,585	(5,769)	(239)	(156)	85,715
Net loss	—	—	(38,830)	—	—	—	(38,830)
Other comprehensive income
Translation adjustment	—	—	—	—	283	—	283
Derivative activity	—	—	—	—	—	90	90

Comprehensive loss							(38,457)
Exercise of stock options (211,200)	—	33	(62)	568	—	—	539
Tax effect of exercised stock options	—	188	—	—	—	—	188

Balances, May 31, 2005	$193	$56,322	$(3,307)	$(5,201)	$44	$(66)	$47,985

See accompanying notes.

Matrix Service Company

Consolidated Statements of Cash Flows

	Year ended May 31,
	2005	2004	2003
	(In Thousands)
Operating activities
Net income (loss)	$(38,830)	$9,542	$8,178
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	6,726	6,408	5,231
Deferred income tax	(4,144)	2,226	346
Impairment of goodwill	25,000	—	—
Impairment of fixed assets	1,168	—	—
Contract dispute reserve	10,333	400	300
(Gain)/loss on sale of equipment	(382)	(285)	(30)
Allowance for uncollectible accounts	562	—	28
Accretion on acquisition payable	365	393	99
Earnings of joint venture	—	(857)	(644)
Change in fair value of interest rate swap	(185)	(290)	31
Amortization of accumulated loss on interest rate swap	145	217	58
Amortization of debt issuance costs	904	215	66
Amortization of prepaid interest	175	—	—
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects of acquisitions:
Receivables	(13,528)	(20,043)	(10,599)
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,879)	4,115	8,869
Inventories	(155)	(1,734)	48
Prepaid expenses	(2,125)	997	1,176
Accounts payable	10,530	(16,392)	17,425
Billings on uncompleted contracts in excess of costs and estimated earnings	4,196	(17,186)	(8,539)
Accrued expenses	7,220	3,174	(3,502)
Income tax receivable/payable	404	907	(1,029)
Other	16	94	30

Net cash provided (used) by operating activities	4,516	(28,099)	17,542
Investing activities
Acquisition of property, plant and equipment	(1,814)	(4,675)	(16,120)
Acquisition net of cash acquired	—	—	(40,137)
Proceeds from sale of exited operations	—	—	1,740
Net effect of dissolution of joint venture	—	2,738	—
Distributions from joint venture	—	701	2,749
Proceeds from asset sales	1,784	1,790	152

Net cash provided (used) by investing activities	(30)	554	(51,616)

Matrix Service Company

Consolidated Statements of Cash Flows (continued)

	Year ended May 31,
	2005	2004	2003
	(In Thousands)
Financing activities
Issuance of common stock	$539	$2,432	$1,476
Advances under bank credit agreement	166,913	286,738	172,715
Repayments of bank credit agreement	(193,065)	(260,457)	(139,765)
Issuance of convertible notes	30,000	—	—
Prepayment of interest on convertible notes	(4,200)	—	—
Payment of debt issuance costs	(2,563)	(368)	(570)
Capital lease borrowings	384	—	—
Capital lease payments	(40)	—	—
Repayment of other notes	(1,745)	(862)	—

Net cash provided (used) by financing activities	(3,777)	27,483	33,856

Effect of exchange rate changes on cash	35	39	167

Net decrease in cash and cash equivalents	744	(23)	(51)

Cash and cash equivalents, beginning of year	752	775	826

Cash and cash equivalents, end of year	$1,496	$752	$775

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes	$(1,890)	$4,077	$3,730
Interest	8,476	2,545	715

See accompanying notes.

Matrix Service Company

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Organization and Basis of Presentation

The consolidated financial statements include the accounts of Matrix Service Company (“Matrix Service” or the “Company”) and its subsidiaries, all of which are wholly owned. Inter-company transactions and balances have been eliminated in consolidation. Effective July 28, 2003, a construction joint venture partnership obtained in the Hake acquisition was dissolved. From the effective date of the dissolution forward, the operations of the joint venture assumed by Matrix Service are included in the Company’s results of operations.

The Company operates primarily in the United States and has operations in Canada. The Company’s reportable segments are Construction Services and Repair and Maintenance Services.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification

Certain amounts in the 2003 and 2004 financial statements have been reclassified to conform with the 2005 presentation.

Revenue Recognition

Matrix Service records profits on long-term contracts on a percentage-of-completion basis on the cost-to-cost method. Contracts in process are valued at cost plus accrued profits less billings on uncompleted contracts. Contracts are generally considered substantially complete when field construction is completed. The elapsed time from award of a contract to completion of performance may be in excess of one year. Matrix Service includes pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs, when Matrix Service determines that it is responsible for the procurement and management of such cost components on behalf of the customer.

Matrix Service has numerous contracts that are in various stages of completion. These contracts require estimates to determine the appropriate cost and revenue recognition. Matrix Service has a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenues and contracts costs, and accordingly, does not believe significant fluctuations are likely to materialize. However, current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made through a contract write-down for the total loss anticipated. A number of our contracts contain various cost and performance incentives and penalties that impact the earnings we realize from our contracts, and adjustments related to these incentives and penalties are recorded in the period when estimable or finalized, which is generally during the latter stages of the contract. Contract incentives are evaluated throughout the life of the contract and are recognized on a percentage-of-completion basis when the likelihood of obtaining the incentive becomes probable.

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

Matrix Service Company

Notes to Consolidated Financial Statements

Matrix Service records revenue on reimbursable and time and material contracts based on a proportional performance basis as costs are incurred.

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

Cash Equivalents

The Company includes as cash equivalents all investments with original maturities of three months or less which are readily convertible into cash. The carrying value of cash equivalents approximates fair value. Approximately $0.3 million of cash as of May 31, 2005 and 2004 is restricted for use under an on-going alliance agreement with a customer.

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

Matrix Service Company

Notes to Consolidated Financial Statements

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

For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if an impairment is required. Until the assets are disposed of, an estimate of the fair value is redetermined when related events or circumstances change. In fiscal 2005, the Company evaluated certain long-lived assets for impairment as a result of the Company’s liquidity situation and operating results. Impairment charges of $1.2 million, including $0.4 million for impairment of an asset held for sale, were recognized as a result of the impairment evaluations performed.

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

Debt Covenant Compliance

We have certain financial covenants we are required to maintain under our credit facility. In the event of a financial covenant violation that is not appropriately waived by the lenders, or otherwise cured, re-payment of borrowings under the credit facility could be accelerated. Additionally, if a covenant violation has occurred (or would have occurred absent a loan modification), borrowings will be classified as current if it is probable that we will not maintain covenant compliance within the next twelve months. In this event, we are required to develop financial projections that allow us to assess the probability of whether or not we will be in covenant compliance for the subsequent 12-month period from the balance sheet date. Key assumptions utilized in the projections include estimated timing of the award and performance of work, estimated cash flows and estimated borrowing levels. These projections represent our best estimate of our operating results and financial condition for the subsequent 12-month period. As discussed in Note 5, Debt, the current bank group has amended our credit agreement and provided waivers for specified covenant violations.

Matrix Service Company

Notes to Consolidated Financial Statements

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

Matrix Service Company

Notes to Consolidated Financial Statements

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. As of May 31, 2005 and May 31, 2004, insurance reserves totaling $5.0 million and $2.2 million, respectively, are reflected on our balance sheet. These amounts represent our best estimate of our ultimate obligations for asserted claims plus claims incurred but not yet reported at the balance sheet date. We establish specific reserves for claims using case-basis evaluations of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. Additionally, the actual results of claim settlements could differ from the amounts estimated.

Income Taxes

Deferred income taxes are computed using the liability method whereby deferred tax assets and liabilities are recognized based on temporary differences between financial statement and tax basis of assets and liabilities using presently enacted tax rates.

Earnings per Common Share

Basic earnings per common share is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee stock options, except when a net loss is recorded. Diluted earnings per share also includes the dilutive effect of convertible debt securities, unless those securities are anti-dilutive. Diluted earnings per share excludes 376,587; 298,422; and 29,083 options as of May 31, 2005, 2004 and 2003, respectively, which were anti-dilutive as the exercise price exceeded the average market price of our common stock for the fiscal years. Diluted earnings per share also excludes up to 6,668,449 shares assuming conversion of convertible debt securities as of May 31, 2005, which were anti-dilutive, as the conversion price exceeded the average market price of our common stock during the period April 22, 2005 to May 31, 2005. However, as the operating results of the Company are a net loss for fiscal year 2005, the dilutive effect of stock options and convertible debt securities is not considered when reporting earnings per share.

Stock Option Plans

Employee stock options are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In December 2004, the Financial Accounting Standards Board (FASB) issued revised SFAS No. 123, “Share-Based Payment.” The statement requires that compensation costs for all share-based awards to employees be recognized in the financial statements at fair value. The Statement, as issued by the FASB, was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 15, 2005, the Securities and Exchange Commission (SEC) adopted a new rule which amends the compliance dates for revised SFAS No. 123. The rule allows for implementation of the Statement at the beginning of the next fiscal year that begins after June 15, 2005. We intend to adopt the revised Statement in the first quarter of fiscal 2007. We are studying the provisions of this new pronouncement to determine the impact on our financial statements.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003
Risk-free interest rate	3.71%	3.90%	3.09%
Expected volatility	64.71%	52.95%	55.13%
Expected life in years	4.57	4.83	4.75
Expected dividend yield	—	—	—

Matrix Service Company

Notes to Consolidated Financial Statements

The following table illustrates the pro forma effect on net income (loss) and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 using the Black-Sholes option valuation model with the following assumptions:

	2005	2004	2003
	(In Thousands)
Net income (loss) as reported	$(38,830)	$9,542	$8,178
Pro forma compensation expense from stock options	(351)	(487)	(374)

Pro forma (loss) net income	$(39,181)	$9,055	$7,804

Earnings (loss) per common share as reported:
Basic	$(2.24)	$0.57	$0.52
Diluted	$(2.24)	$0.54	$0.49

Pro forma earnings (loss) per common share:
Basic	$(2.26)	$0.54	$0.49
Diluted	$(2.26)	$0.51	$0.47

Derivative Instruments and Hedging Activities

All derivatives, which have consisted of interest rate swap agreements, are reflected at their fair value in the Consolidated Balance Sheet. The accounting for changes in the fair value of a derivative depends upon whether it has been designated in a hedging relationship and, further, on the type of hedging relationship. To qualify for designation in a hedging relationship, specific criteria must be met and the appropriate documentation maintained. Hedging relationships are initially and regularly evaluated to determine whether they are expected to be, and have been, highly effective hedges. If a derivative ceases to be a highly effective hedge, hedge accounting is discontinued prospectively and future changes in the fair value of the derivative are recognized in earnings each period. Changes in the fair value of derivatives not designated in a hedging relationship are recognized in earnings each period.

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

Matrix Service entered into interest-rate swap agreements to modify the interest characteristics of its long-term debt. These agreements were designated with all or a portion of the principal balance and term of specific debt obligations. These agreements involved the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates without an exchange of the notional amount upon which the payments are based. The difference to be paid or received is accrued and recognized as an adjustment of interest expense. Gains and losses from terminations of interest-rate swap agreements are deferred and amortized as an adjustment of the interest expense on the outstanding debt over the remaining original term of the terminated swap agreement. In the event the designated debt is extinguished, gains and losses from terminations of interest-rate swap agreements are recognized into income.

Matrix Service Company

Notes to Consolidated Financial Statements

Note 2. Restructuring and Management Plans

Fiscal Year 2005

On March 28, 2005, Bradley S. Vetal resigned from his positions as Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Ed Hendrix, an independent director of the Company since 2000, was elected Chairman of the Board of Directors to replace Mr. Vetal. The Company’s Board of Directors appointed Michael J. Hall, then and currently a member of the Board of Directors and formerly the Company’s Chief Financial Officer, as the Company’s interim President and Chief Executive Officer.

In March 2005, the Company began a restructuring program to reduce its cost structure and improve operating results. This restructuring program included reductions in workforce and changes in business plans including the consolidation and closure of certain facilities or business lines. The Company expects these restructuring efforts to continue into fiscal 2006.

As part of the restructuring efforts, the Company engaged a financial consultant to assist senior management with the following:

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

During fiscal year 2005, the Company charged $3.7 million of restructuring related costs against earnings. These restructuring charges included employee severance and benefit costs of approximately $1.5 million and $1.6 million of professional fees incurred in connection with the restructuring activities, and $0.6 million of other restructuring costs, primarily related to environmental remediation associated with prior years discontinued operations. The employee severance and benefit costs related to the elimination of approximately 60 employees. These restructuring charges are reflected in their applicable segment in Note 18. “Other” restructuring charges are allocated based on percentage of revenue.

In March 2005, the Company initiated a restructuring program to reduce its cost structure and improve its operating results. The Company focused on its core strengths and identified those areas with the objective of eliminating unprofitable and marginal work. As a result of this effort, Matrix sold the transportation and rigging assets and has executed a letter of intent to sell the aluminum floating roof business. Matrix is also in the process of selling excess facilities or land in Tulsa, Oklahoma; Orange, California; and Holmes, Pennsylvania. These liquidity events, coupled with various tax refunds is expected to yield approximately $12.0 million in cash, which will be used to improve liquidity. Matrix also ceased to work on a number of large routine maintenance contracts that were utilizing valuable resources while providing minimal returns. As these maintenance contracts were reduced, there was a significant reduction of overhead and administration costs. As a result of these efforts and other efforts to reduce costs, Matrix was able to reduce its annual administrative payroll and benefit costs by more than $5.0 million.

During fiscal year 2005, the Company had no operating activities in Brown or San Luis, which were sold in fiscal 2000. The Company increased reserves for worker’s compensation, automobile and general liability of $0.1 million and reserves for environmental remediation increased $0.1 million related to liabilities retained from the fiscal 2000 sales of its Brown subsidiary and the coating operation of its San Luis operations.

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

Matrix Service Company

Notes to Consolidated Financial Statements

Fiscal Year 2003

The Company had no operating activities in Brown or San Luis during fiscal 2003. Activity for the year ended May 31, 2003 consisted of a decrease in reserves for worker’s compensation, automobile and general liability of $0.3 million and a $1.5 million accrual was established for estimated restructuring charges in connection with the Hake acquisition.

As a result of these restructuring and exited operations, the Company recorded the following:

	Employee Severance Benefits	Consulting Fees	Hake Acquisition	Environmental	Other Reorganization Costs	Total
	(In Thousands)
Liability Balance at May 31, 2002	$—	$—	$—	$92	$334	$426
Charge (credit) to Income	—	—	—	—	(282)	(282)
Hake Acquisition	—	—	1,500	—	—	1,500
(Payment) receipt	—	—	—	(75)	102	27

Liability Balance at May 31, 2003	—	—	1,500	17	154	1,671
Charge to income	—	—	—	—	68	68
Hake Acquisition adjustment	—	—	(1,296)	—	—	(1,296)
(Payment) receipt	—	—	(87)	(17)	(30)	(134)

Liability Balance at May 31, 2004	—	—	117	—	192	309
Charge to income	1,479	1,607	—	217	351	3,654
(Payment) receipt	(587)	(1,182)	(117)	(142)	(76)	(2,104)

Liability Balance at May 31, 2005	$892	$425	$—	$75	$467	$1,859

Note 3. Property Sales and Assets Held for Sale

On May 2, 2005, Matrix Service executed an agreement to sell various rigging and transportation equipment for net proceeds of approximately $1.5 million, resulting in a gain of approximately $0.4 million.

In fiscal 2004, the Company sold a fabrication facility and office located in Oklahoma for net proceeds of $1.7 million. The facility was utilized by the Company prior to the completion in early 2003 of its new fabrication facility located at the Port of Catoosa, Tulsa, Oklahoma. The sale resulted in a gain of $0.1 million.

Assets Held for Sale

As part of the Company’s restructuring efforts, we have evaluated our current properties and determined that certain of these properties are expendable under the current business plan. These properties include land located in Orange, California, and land and building that previously housed a fabrication facility in Tulsa, Oklahoma. The Company recorded an impairment charge of $0.4 million in fiscal 2005 related to the fabrication facility which is included in Impairment and Abandonment Costs. The carrying value of these properties at May 31, 2005 was $0.8 million and $0.7 million, respectively. The Orange, California land and Tulsa fabrication facility are reflected as current assets held for sale on the Consolidated Balance Sheet. On June 24, 2005, Matrix Service executed an agreement to sell the fabrication facility in Oklahoma for an amount equal to its recorded value.

The land and building used as the Company’s current Corporate facility in Tulsa, Oklahoma has also been classified as held for sale as a result of the Company’s restructuring efforts. The Company anticipates executing a sale-leaseback transaction for this facility. The carrying value of the facility at May 31, 2005 was $0.8 million and is reflected in Other Assets on the Consolidated Balance Sheet.

All assets held for sale are reflected in the Company’s “other” segment in Note 18.

Note 4. Goodwill Impairment

The Company performs an annual goodwill impairment review in the fourth quarter of every year. In addition, the Company performs a goodwill impairment review whenever events or changes in circumstances indicate the carrying value may not be recoverable, such as the liquidity issues and operating results the Company is currently experiencing.

Matrix Service Company

Notes to Consolidated Financial Statements

As a result, the Company performed a goodwill impairment test as of February 28, 2005. The process of evaluating the impairment of goodwill is highly subjective and requires significant judgment. Fair value of the reporting units was determined based on the probability-adjusted present value of future cash flows. A preliminary impairment charge of $25 million was recorded for the Construction Services segment in the quarter ended February 28, 2005 and is reflected in “Impairment and Abandonment” on the Consolidated Statements of Operations. The Company recorded no goodwill impairment charges associated with the Repair and Maintenance Services segment in fiscal year 2005. Repair and Maintenance revenues increased year over year, while operating profit decreased as a result of increased overhead absorption. The cash flow assumptions were based on the best available information, but such information was considered preliminary due to the Company’s current liquidity situation and restructuring efforts. The impairment evaluation was completed in the fourth quarter of fiscal 2005, resulting in no additional impairment charges.

The changes in the carrying amount of goodwill for the fiscal years ended May 31, 2003, 2004 and 2005 by segment follow:

	Construction Services	Repair and Maintenance Services	Total
	(In Millions)
Balance at May 31, 2002	$3,971	$6,958	$10,929
Acquisition of Hake Group, Inc.	28,112	12,048	40,160
Translation adjustment	—	203	203

Balance at May 31. 2003	32,083	19,209	51,292
Purchase price adjustment – acquisition of Hake Group, Inc.	(1,142)	(490)	(1,632)
Translation adjustment	—	6	6

Balance at May 31, 2004	30,941	18,725	49,666
Impairment Charge	(25,000)	—	(25,000)
Translation adjustment	—	168	168

Balance at May 31, 2005	$5,941	$18,893	$24,834

Note 5. Debt

Our debt consisted of the following:

	May 31,
	2005	2004
	(In Thousands)
Borrowings under bank credit facility:
Revolving credit facility	$20,281	$40,390
Term note	22,398	28,441
Interest rate swap liability	86	271
Convertible Notes	30,000	—

	72,765	69,102
Less current portion:
Revolving credit facility	20,281	—
Term note	22,398	4,643
Interest rate swap liability	86	250

Long-Term Debt	$30,000	$64,209

Credit Agreement and Revolving Credit Facility

On March 7, 2003, we replaced our prior credit agreement with an $87.5 million senior credit facility entered into with a group of banks. The credit agreement originally consisted of a five-year term loan of $32.5 million and a three-year $55 million revolving credit facility. Substantially all of our properties and assets and those of our domestic subsidiaries secure the senior credit facility. Under the original agreement, we paid LIBOR-based interest on funds borrowed under the term loan and funds borrowed on a revolving basis bore interest on a Prime or LIBOR-based option.

In August 2004, the senior credit facility was amended to convert $20 million of the revolver balance to a term loan (Term Loan B) and to reduce the credit commitment on the revolver by an equal amount from $55 million to $35 million. The facility was further amended in December 2004 to provide that interest on Term Loan B would accrue at a 12.5% per annum fixed rate from November 30, 2004 until March 31, 2005, when the interest rate increased to an 18% per annum fixed rate. The interest rate was scheduled to further increase to a 21% per annum fixed rate on June 30, 2005.

In April 2005, the Company issued $30.0 million of convertible debt notes and Term Loan B was paid in full. At that time, the credit agreement was amended to limit availability under the primary revolver to the lesser of $35 million or 80% of the borrowing base. The amendment also established a $10 million revolving loan B commitment. The revolving loan B commitment bears cash interest at prime, had an original maturity of October 31, 2005 and is secured by various contract dispute receivables. Availability under the commitment is limited to $10 million less an amount equal to the value of all of our outstanding checks. The revolving loan B commitment will be further reduced by an amount equal to any funds collected with respect to “large disputed accounts.” In addition, the revolving B borrowing base and, consequently, the revolving B loan commitment, may be decreased by the revolver B lenders in their sole discretion.

In August 2005, the senior credit facility was amended (Amendment Ten) to extend both revolving loan commitments to June 30, 2006.

Our credit agreement requires us to make mandatory prepayments in certain circumstances, including upon the sale of certain assets in excess of $250,000, the sale of stock or the issuance of subordinated indebtedness, or in the event that we generate “excess cash,” incur a borrowing base deficiency or collect contract dispute receivables.

Amendment Ten to our credit agreement modified the required financial covenants. Under Amendment Ten, we are required to maintain minimum levels of “augmented consolidated EBITDA” for various quarterly test periods through May 31, 2006 as of designated quarterly test dates. The starting point for the augmented consolidated EBITDA is “consolidated EBITDA”, which is defined to include “consolidated net income,” plus, to the extent deducted in determining consolidated net income, (i) consolidated interest expense (ii) expense for taxes paid or accrued, (iii) depreciation and amortization, (iv) up to $3,000,000 in the aggregate of the following: (A) (1) specifically defined professional and consulting fees (2) other expenses related to the reorganization of Borrower’s fabrication operation, (3) lease termination cost arising from the termination of leases occurring as a part of and during the restructure, and (4) costs and expenses related to the search for a replacement Chief Executive Officer but only to the extent paid or incurred on or before November 30, 2005; (B) severance payments and retention bonuses associated with restructuring; (C) legal fees and legal expenses incurred with regard to the enforcement and collection of the large disputed accounts; (D) losses on sales of fixed assets approved by the lenders and incurred prior to November 30, 2005; and (E) losses arising from the settlement of large disputed accounts minus, to the extent included in consolidated net income, (i) gains on sales of fixed assets, (ii) extraordinary gains realized other than in the ordinary course of business, and (iii) income tax benefits. The minimum level of augmented consolidated EBITDA for each quarterly test period is as follows:

Test Periods	Minimum Augmented Consolidated EBITDA	Test Date
June 1, 2005 through August 31, 2005	$4,135,000	September 30, 2005
June 1, 2005 through November 30, 2005	$7,493,000	December 31, 2005
June 1, 2005 through February 28, 2006	$10,651,000	March 31, 2006
June 1, 2005 through May 31, 2006	$15,302,000	June 30, 2006

For purposes of determining compliance with this covenant, “consolidated EBITDA” is increased by an amount equal to the lesser of (i) $3,000,000 or (ii) the sum of the following: (A) if one or more sales of assets approved by the lenders has occurred, then the aggregate for all such sales of the following: the amount, if any, by which (1) an amount equal to the Borrowing Base immediately after the closing of such sale minus the aggregate principal balance of the Revolving Loans measured immediately after the application of such proceeds exceeds; (2) an amount equal to the Borrowing Base immediately prior to the closing of such sales minus the aggregate principal balance of the Revolving Loans measured immediately prior to the application of such proceeds; (B) federal and state tax refunds received during such period less the amount of any taxes paid; (C) reimbursements received during such period from customers for capital expenditures associated with the LNG project to the extent that, during the same period, such capital expenditures actually occurred; and (D) cash proceeds received during such period from the sale of any common stock, preferred stock, warrant or other equity (other than the exercise of stock options by employees, officers and directors) approved by the lenders and from the issuance of any subordinated indebtedness approved by the lenders.

Amendment Ten also requires us to maintain a minimum fixed charge coverage ratio of augmented consolidated EBITDA for the fiscal year to date minus cash dividends and distributions made or paid during the period to scheduled current maturities of the term loan for the fiscal year to date, plus scheduled current maturities of the Hake Group acquisition payable for the fiscal year to date, plus consolidated interest expense for the year to date (excluding amounts included in consolidated interest expense for (1) amortization of deferred financing fees (2) amortization of prepaid interest related to the subordinated debt, (3) accretion related to The Hake Group acquisition payable, and (4) interest attributable to the additional accrued margin that is neither paid for nor due and payable during the fiscal year to date, plus current maturities on capitalized leases for the fiscal year to date and capital expenditures paid during such fiscal year to such date. The ratio at each quarterly measurement date shall be less than 1.00.

Amendment Ten also requires us to maintain a minimum debt service coverage ratio of consolidated EBITDA for the fiscal year to date minus cash dividends and distributions during the period to scheduled current maturities of the term loan for the fiscal year to date, plus scheduled current maturities of the Hake Group acquisition payable for the fiscal year to date, plus consolidated interest expense for the year to date (excluding amounts described above), plus current maturities on capitalized leases for the fiscal year to date. The required debt service coverage ratio is 1.43 for the period ended August 31, 2005, 1.65 for the period ending November 30, 2005, 1.65 for the period ending February 28, 2006 and 1.38 for the period ending May 31, 2006.

Amendment Ten provides that borrowings under the revolver and the term loan shall bear prime-based interest plus a margin. The agreement further provides for an additional accrued margin that is paid upon termination of the facility. The amendment provides for cash pay interest at a rate of prime plus 1.0% and accrued interest at at 1.0% beginning April 2005 and escalating fifty basis points monthly until December 31, 2005 at which time the accrued margin is 5.0%. Beginning January 1, 2006 to January 31, 2006, cash pay interest converts to prime plus 3.5% with accrued interest at 3.5% on both revolvers and the term loan. Beginning February 1, 2006 to February 28, 2006, cash pay interest converts to prime plus 4.75% with accrued interest at 2.5% on both revolvers. Beginning March 1, 2006 to March 31. 2006, cash pay interest converts to prime plus 6.0% with accrued interest at 1.5% on both revolvers. After April 1, 2006, cash pay interest converts to prime plus 8.25% on both revolvers. We were paying a weighted average interest rate of 8.50% on the term loan and the revolver at May 31, 2005.

On August 10, 2005, the lenders executed a waiver which modified the required covenants at May 31, 2005 to require (i) Consolidated EBITDA (as defined) to be greater than or equal to $2,596,000 and (ii) a Fixed Charge Coverage Ratio (as defined) to be greater than or equal to 0.925.

The following table presents the required and actual financial covenant measures in effect as of May 31, 2005:

Fixed Charge Ratio
Minimum Ratio Required	0.925
Actual Ratio	0.966

Excess / (Shortfall)	0.041

EBITDA (in thousands)
Minimum EBITDA Required	$2,596
Actual EBITDA	2,903

Excess / (Shortfall)	$307

At May 31, 2005, $20.3 million was outstanding under the revolver and $22.4 million was outstanding under the five-year term loan. There were no borrowings under Revolver B. In addition, $10.0 million of the revolver was utilized by outstanding letters of credit, which automatically renew annually. At May 31, 2005, remaining availability under the credit facility consisted of $4.7 million available under the primary revolver and $7.7 million under Revolver B. At August 12, 2005, availability under our primary revolver was $10.6 million and $7.7 million under Revolver B.

The credit agreement also limits our capital expenditures to $9 million annually, limits unsecured indebtedness we may borrow for general operating purposes to $1 million, limits capital lease obligations to $15 million and limits the amount of letters of credit we may have outstanding to $15 million.

Although our credit agreement provides us with sufficient liquidity for the upcoming fiscal year, the revolving loan B and the $35 million revolver expire on June 30, 2006. Furthermore, revolving loan B may be reduced at the lenders sole discretion. While we are currently working to obtain a new credit facility, we cannot assure you that our efforts will be successful. In addition, the failure to comply with the terms of our credit agreement has required us to incur significant fees to our lenders to obtain waivers and amendments and caused us to seek alternative financing. Without acceptable waiver or amendments from our lenders with respect to any future covenant violations or alternative financing on terms acceptable to us, our lenders would have the right, among others, to declare all amounts outstanding under the credit agreement to be immediately due and payable and foreclose upon and sell substantially all of our assets to repay such amounts.

In March 2005, the Company initiated a restructuring program to reduce its cost structure and improve its operating results. The Company focused on its core strengths and identified areas with the objective of eliminating unprofitable and marginal work. As a result of this effort, Matrix sold the transportation and rigging assets and has executed a letter of intent to sell the aluminum floating roof business. Matrix is also in the process of selling excess facilities or land in Tulsa, Oklahoma; Orange, California; and Holmes, Pennsylvania. These liquidity events, coupled with various tax refunds is expected to yield approximately $12.0 million in cash, which will be used to improve liquidity. Matrix also ceased to work on a number of large routine maintenance contracts that were utilizing valuable resources while providing minimal returns. As these maintenance contracts were reduced, there was a significant reduction of overhead and administration costs. As a result of these efforts and other efforts to reduce costs, Matrix was able to reduce its annual administrative payroll and benefit costs by more than $5.0 million.

The credit facility provides for mandatory prepayments upon the occurrence of certain events, certain of these events are expected to occur in fiscal 2006, therefore, we have classified the credit facility as current. If these events do not occur, the scheduled aggregate maturities of long-term debt for the years ending May 31, are as follows – 2006—$5.8 million; 2007—$24.9 million and 2008—$12.0 million.

The carrying value of debt approximates fair value.

The Company did not capitalize any interest in 2005 or 2004, while $0.3 million was capitalized in 2003.

Note 6. Convertible Debt

In connection with the private placement of $30 million of convertible notes, on April 22, 2005, we entered into a registration rights agreement. The registration rights agreement requires us to use our best efforts to keep our registration statement, covering the resale of the shares of our common stock issuable upon conversion of the convertible notes, continuously effective until the earlier of (a) the date on which all of our common stock covered by such registration statement has been sold or may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act of 1933, as amended, or (b) the fifth anniversary of the closing date. Although the Registration Statement was declared effective by the SEC on June 17, 2005, if we fail to satisfy our obligations under the registration rights agreement, we will owe the holders of the convertible notes as partial liquidated damages an amount in cash equal to 1% of the aggregate amount paid for the convertible notes for each such event, and thereafter on each monthly anniversary of each such event (if the applicable failure shall not have been cured by such date) until the applicable failure is cured, we will owe the note holders an amount in cash equal to an additional 1% of the aggregate amount paid for the convertible notes. The convertible notes are convertible into shares of the Company’s common stock at an initial conversion price of $4.69 per share, subject to adjustment for stock dividends, stock splits, or other matters as provided for in the securities purchase agreement.

The convertible notes were issued under a securities purchase agreement among the Company and certain investors, and bear interest at a rate of 7% per year. An initial interest pre-payment of $4.2 million was made on April 25, 2005 for the period to and including April 25, 2007. Prepaid interest of $1.9 million is included in prepaid assets and $2.1 million in other assets at May 31, 2005. Interest is payable in arrears on each March 31, June 30, September 30 and December 31, beginning on June 30, 2007, through the date of maturity. In addition, if we fail to refinance our credit facility prior to September 30, 2005, additional interest of 5.00% per annum will accrue and be added to the principal balance of our convertible notes beginning October 1, 2005 and until our credit facility is refinanced.

The securities purchase agreement requires us to maintain certain financial ratios, limits the amount of capital and operating leases we can enter into, limits the amount of additional borrowings we may incur, and limits the amount of purchase money financing we may enter into.

Financial ratios contained in the securities purchase agreement are as follows:

•	Commencing fifteen months from the closing date and so long as any of the convertible notes are outstanding, a leverage ratio not to exceed 4.25 to 1.0. The leverage ratio is calculated as the ratio of total debt as of any date to EBITDA for the period of four consecutive fiscal quarters ending on, or most recently before, such date. EBITDA is defined as consolidated net income plus, to the extent deducted in determining consolidated net income, (i) consolidated interest expense, (ii) expense for taxes paid or accrued, (iii) depreciation, amortization and other non-cash charges, including non-cash charges related to the implementation of the Company’s restructuring plan, and cash charges for professional fees associated therewith, (iv) losses on sale of fixed assets, and (v) extraordinary losses incurred other than in the ordinary course of business, minus, to the extent included in consolidated net income, (i) gains on sales of fixed assets, and (ii) extraordinary gains realized other than in the ordinary course of business, all calculated for the Company and its subsidiaries on a consolidated basis for the then most recently ended four fiscal quarters.

•	From fifteen months from the closing date until the second anniversary of the closing date for the convertible notes, a cash interest coverage ratio, which must at all times exceed 2.5 to 1. The cash interest coverage ratio is calculated as the ratio of (i) EBITDA for the then most recently ended fiscal four quarters to (ii) “cash interest expense” for such period. The term “cash interest expense” includes interest expense of the Company and its subsidiaries for such period (excluding interest expense that has been capitalized and not paid in cash), determined on a consolidated basis in accordance with GAAP.

•	After the second anniversary of the closing date for the convertible notes, an “interest coverage ratio,” which must at all times exceed 2.5 to 1.0. The interest coverage ratio is calculated as the ratio of EBITDA for a period of the four consecutive fiscal quarters to (ii) interest expense for such period. The term “interest expense” includes interest expense of the Company and its subsidiaries for such period, determined on a consolidated basis in accordance with GAAP.

The securities purchase agreement also limits the amount of senior obligations permitted under the senior credit facility or the refinancing or replacement thereof, including new and replacement letters of credit, to $90 million; limits capital lease obligations to $1 million, limits operating leases to $15 million, limits purchase money financing to $1 million and limits debt under the Company’s performance and bonding line to $150 million.

Matrix Service Company

Notes to Consolidated Financial Statements

Note 7. Acquisition

On March 7, 2003, Matrix Service acquired 100% ownership interests in Hake Group, Inc. and its subsidiaries (“Hake”). Also included in the acquisition was a 50% membership interest in Ragner Hake, LLC, a construction joint venture. Effective July 28, 2003, the construction joint venture was dissolved. From the effective date of the dissolution forward, the operations of the joint venture assumed by Matrix Service are included in Matrix Service’s results of operations. Hake’s operating results have been included in Matrix Service’s consolidated financial statements since the acquisition date.

The acquisition was accounted for by the purchase method, and the purchase price of $53.1 million was allocated to the assets acquired and liabilities assumed, based upon the estimated fair values of these assets and liabilities at the date of acquisition. The original purchase price of $54.0 million was reduced to $53.1 million primarily as a result of working capital adjustments to the purchase price contained in the acquisition agreement. The allocation of the purchase price to specific assets and liabilities was based, in part, upon outside appraisals of the fair value of Hake’s property, plant, equipment, and identifiable assets. The Company initially recorded an accrual for estimated restructuring charges primarily related to provisions for costs of redundant facilities and functions. The restructuring plan was completed without significant reduction of facilities resulting in a reduction of $1.3 million to the initial restructuring accrual of $1.5 million and a corresponding decrease to goodwill in fiscal 2004.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition after giving effect to the working capital adjustments to the purchase price and the reduction to the initial restructuring accrual:

At March 7, 2003
(in thousands)
Current Assets	$50,852
Property, Plant and Equipment	5,637
Intangible Assets	100
Goodwill	38,528

Total Assets acquired	95,117

Current Liabilities	40,717
Restructuring Accrual	204
Non-current Liabilities	1,075

Total Liabilities assumed	41,996

Net Assets acquired	$53,121

The original goodwill of $38.5 million represents the excess of the purchase price paid over the estimated fair value of the net assets at the date of acquisition. Management allocated $27.0 million of goodwill to the Construction Services segment and $11.5 million to the Repair and Maintenance segment based upon the estimated volume of business to be generated by the respective reporting units. See Note 4 regarding a goodwill impairment charge incurred in fiscal 2005.

The following table presents unaudited pro forma results of operations including the acquisition of Hake during 2003 as if this acquisition had occurred at the beginning of fiscal 2003. The unaudited pro forma results of operations are not necessarily indicative of the results of operations had the acquisition actually occurred at the beginning of fiscal 2003, nor is it necessarily indicative of future operating results.

Matrix Service Company

Notes to Consolidated Financial Statements

Fiscal 2003
(In Thousands, Except Per Share Amounts)
Revenues	$420,201
Operating income	20,666
Interest (expense) income, net	(3,275)
Income before income taxes	17,228
Net income	10,503
Basic earnings per share	0.66
Diluted earnings per share	0.63

Note 8. Acquisition Payable

As part of the purchase of the Hake group of companies in Fiscal 2003, the Company entered into an acquisition payable for a portion of the purchase price. The acquisition payable is recorded at $6.0 million at May 31, 2005 and accreted for the change in its present value each period utilizing a 5.1% effective interest rate. Payments related to the acquisition payable are due annually on March 7 with $1.9 million due annually in 2006 and 2007, and $2.8 million due in 2008.

Pursuant to the purchase agreement, the former shareholders of Hake agreed, jointly and severally, to indemnify Matrix Service for damages it suffers due to breaches of representations and warranties made by the shareholders with respect to, among other things, its employee benefit plans; the ownership, use and condition of its assets and the performance by Hake of its contractual obligations and its obligations under applicable laws, including employment and environmental laws. As to these matters, Matrix Service may recover its damages only if its claims for damages are made by March 7, 2008, the amount of damages claimed as to any single event exceeds a de minimus amount of $10,000, and only after the aggregate amount of all such claims, excluding de minimus claims, exceeds $250,000. In order to better assure the payment to Matrix Service of any claims by it for indemnity, $10 million of the purchase price for Hake was withheld in the form of a deferred purchase price payable to the former shareholders or their designee. Upon final determination that a claim for indemnity is proper, the amount of the claim can be deducted by Matrix Service from the deferred payments of the purchase price. The remaining deferred purchase obligations to be paid in the future total approximately $6.6 million. Since the purchase date on March 7, 2003, Matrix Service claims have not exceeded $250,000, and thus no adjustment to the deferred purchase price has been made related to indemnifications by the former shareholders of Hake prior to March 2005.

Matrix Service Company

Notes to Consolidated Financial Statements

Note 9. Uncompleted Contracts

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

	May 31,
	2005	2004
	(In Thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$560,378	$532,953
Billings on uncompleted contracts	549,956	522,214

	$10,422	$10,739

Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$22,733	$18,854
Billings on uncompleted contracts in excess of costs and estimated earnings	12,311	8,115

	$10,422	$10,739

Approximately $3.5 million and $4.8 million of accounts receivable at May 31, 2005 and 2004, respectively, relate to billed retainages under contracts.

Note 10. Income Taxes

The components of the provision for (benefit from) income taxes are as follows:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(In Thousands)
Current:
Federal	$(1,660)	$3,188	$3,751
State	89	1,002	497
Foreign	87	112	118

	(1,484)	4,302	4,366
Deferred:
Federal	(4,083)	1,898	669
State	(70)	298	99
Foreign	9	30	7

	(4,144)	2,226	775

	$(5,628)	$6,528	$5,141

The provision for income taxes for the years ended May 31, 2004 and 2003 included $347 and $429, respectively, of taxes related to net earnings of joint venture.

Matrix Service Company

Notes to Consolidated Financial Statements

The difference between the expected income tax provision applying the domestic federal statutory tax rate and the reported income tax provision is explained as follows:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(In Thousands)
Expected provision (benefit) for Federal income taxes at the statutory rate	$(15,560)	$5,625	$4,482
State income taxes, net of Federal benefit	(2,867)	838	663
Charges without tax benefit	10,266	86	14
Valuation allowance	2,520	—	—
Other	13	(21)	(18)

Provision for income taxes	$(5,628)	$6,528	$5,141

Significant components of the Company’s deferred tax liabilities and assets as of May 31, 2004 and 2003 are as follows:

	May 31,
	2005	2004
	(In Thousands)
Deferred tax liabilities:
Tax over book depreciation	$4,114	$5,474
Other – net	408	365

Total deferred tax liabilities	4,522	5,839

Deferred tax assets:
Bad debt reserve	3,743	414
Foreign insurance dividend	132	132
Vacation accrual	62	123
Noncompete amortization	206	260
Interest rate swap derivative	34	165
Net operating loss benefit and credit carryforwards	5,139	3,905
Valuation allowance	(5,139)	(2,619)
Accrued losses	458	—
Accrued restructuring costs	277	—
Other – net	288	3

Total deferred tax assets	5,200	2,383

Net Deferred Tax Asset (Liability)	$678	$(3,456)

In connection with the acquisition of Hake (see Note 7), the Company acquired the tax benefits of federal and state operating losses and credit carryforwards in the amount of $3.6 million, of which $1.8 million was reserved. The utilization of a portion of the loss carryforwards is subject to annual limitations. The portion of any reversal of the reserves against the value of the tax benefit of the acquired net operating losses will be allocated to reduce goodwill. In fiscal 2005, none of the operating loss and credit carryforwards were utilized and the future utilization of the operating losses and credit carryforwards became doubtful. Therefore, the remaining balance of these benefits was fully reserved in fiscal 2005. In fiscal 2005, there were additional net operating loss and credit carryovers generated. The state tax benefit carryovers generated in fiscal 2005 are subject to limitations and their future utilization is doubtful. Therefore, these benefits have also been fully reserved in fiscal 2005. If all or a portion of the reserves established against the tax benefits generated in fiscal 2005 are reversed in the future, that year’s tax provision will be impacted. The loss carryforwards, including loss carryforwards generated prior to the acquisition of Hake, expire between 2017 and 2023.

Matrix Service Company

Notes to Consolidated Financial Statements

Note 11. Contingencies

Insurance Reserves

The Company maintains workers’ compensation employer’s liability insurance, with statutory limits; general liability insurance and auto liability insurance in the primary amount of $1.0 million per occurrence; contractor’s pollution liability insurance in the amount of $10.0 million per occurrence; and pollution legal liability for owned and leased properties in the amount of $2.0 million per occurrence. The Company has deductibles or self-insured retentions in the amount of $10,000 for damage to owned or leased properties; $0 for workers’ compensation, $100,000 for general liability, $0 for auto liability, $50,000 for contractor’s pollution liability and $25,000 for pollution legal liability. Matrix Service also maintains an umbrella policy with coverage limits of $25.0 million per project, policies to cover our equipment and other property with coverage limits of $10.0 million per occurrence, and policies for construction with coverage limits of $16.0 million per project. Most policies provide for coverage on an occurrence basis rather than a “claims made” basis. Matrix maintains a performance and payment bonding line of $5.0 million. If we are unable to provide performance bonds for our projects, we may have less success in obtaining new work.

For claims not fully insured, management estimates the reserve for self-insurance retention based on knowledge of the circumstances surrounding the claims, the nature of any injuries involved, historical experience and estimates of future costs provided by certain third parties. Changes in the assumptions underlying the accrual could cause actual results to differ from the amounts reserved.

Legion Insurance Dispute

Matrix Service, as plaintiff, is currently in litigation in the Tulsa County District Court in the State of Oklahoma over matters arising out of a workers’ compensation program with a former insurance provider. These matters involve contests over a letter of credit (“LC”) for $2.2 million, a bond for $2.1 million and a deposit of $0.6 million pledged to secure Matrix Service’s obligations under this prior program. As a part of its insurance program with Legion Insurance Company (“Legion”), Legion used an offshore insurance company, Mutual Indemnity (“Mutual”), which was domiciled in Bermuda. Matrix Service purchased preferred stock in Mutual, which then reinsured part of the workers’ compensation exposure that was underwritten by Legion. Matrix Service assumed the first $250,000 of any occurrence involving injury to Matrix Service employees. If there was an occurrence, Legion would process and pay all claims for all Matrix Service employees injured in that occurrence. On a monthly basis, Legion would then be reimbursed by Mutual for the actual claim payments made, up to $250,000 per occurrence. Matrix Service would then reimburse Mutual for the amount of the claims paid by Legion during that month.

Matrix Service funded two escrow accounts, one of which was used to administer individual claims and the other of which acted as a working escrow account to reimburse Mutual. Mutual’s insurance regulators also required Matrix Service to post an LC for $2.2 million and a surety bond in the amount of $2.1 million as security for its potential future claim payment liability.

On April 1, 2002, the Insurance Commissioner for the State of Pennsylvania placed Legion into rehabilitation. Matrix Service was concerned that the security held by Mutual would be commingled with other shareholder assets and not used exclusively to pay Matrix Service claims. Matrix Service filed suit in the Tulsa County district court to require a full accounting of all funds held by Mutual and restrain Mutual from drawing on the LC or surety bond. The court granted a temporary restraining order prohibiting the use of such assets for the payment of claims other than Matrix Service claims.

On July 25, 2003, a Pennsylvania court placed Legion into liquidation. At that time, all open workers’ compensation claims were sent to the various state guaranty funds for handling. Many of the states have denied responsibility with respect to Matrix Service claims because Matrix Service’s net worth exceeded the statutory maximum as of December 31, 2002, the year preceding the Legion liquidation, under which claims would be handled by the individual state guaranty funds. Those states returned the claims back to Matrix Service for direct handling. In other states where Matrix Service has exposure, the state guaranty funds took over the claims. In recent months, however, some of those states have billed Matrix Service for reimbursement of payments made on Matrix Service claims.

Matrix Service Company

Notes to Consolidated Financial Statements

Matrix Service is continuing to negotiate with Mutual for a reduction or elimination of the LC and surety bond. Matrix Service and Mutual have reached a tentative settlement in which a permanent injunction would replace the temporary restraining order prohibiting Mutual from drawing upon either the LC or bond, provided that Matrix Service continues to pay amounts owed directly to the Legion Liquidator or the individual state guaranty funds and works with the Liquidator to release Mutual from future liability with respect to Matrix Service claims. Matrix Service cannot predict when a final settlement will be reached due to difficulty in quantifying the precise exposure of Mutual for outstanding claims.

All claims that are outstanding with the Legion Liquidator, state guaranty funds and Mutual are claims that originated prior to May 1, 2002, the date on which Matrix Service replaced the Legion insurance program with workers’ compensation insurance provided by “A” rated workers compensation carriers, are reserved by the Company. Although the Company believed its previous reserve of $0.8 million was adequate, recent claim settlements by state guaranty funds exceeded amounts accrued by the Company for the respective claims. In addition, during fiscal 2005, the Company obtained information regarding estimated settlements of open claims that were also higher than amounts previously accrued. As a result, the Company recorded an additional accrual of $1.2 million for these claims in fiscal 2005, increasing the Company’s net reserve to $2.0 million. Additionally, it is still possible that Matrix Service will experience some additional exposure from the total of $4.9 million of existing security, consisting of the escrow accounts, LC and surety bond, until a final settlement agreement with Mutual is signed, a permanent injunction is entered and the LC and surety bond are cancelled. Matrix Service does not believe resolution of this issue will have a material effect on the Company’s financial position, results of operations and liquidity.

Environmental Dispute

In March 2005, the South Coast Air Quality Management District (AQMD) of the State of California settled a complaint filed in March 2003 in the Los Angeles County Superior Court for the Central District against a Matrix Service customer alleging multiple violations by the customer at its west coast refinery for failure to comply with certain District Rules of the AQMD that established a self-inspection and compliance reporting program for above ground stationary tanks used to store crude oil, gasoline, and other petroleum products.

Matrix Service was not named in the AQMD complaint; however, counsel for the customer made a formal demand upon Matrix Service to assume defense of the case and to indemnify the customer for any damages it may incur. The customer’s demand was made pursuant to the terms of the Master Service Agreement entered into in May 1999 between Matrix Service and the customer. Matrix Service rejected the demands of the customer based upon its own belief as to the interpretation of the Master Services Agreement and the facts developed by Matrix Service since the AQMD filed its complaint in March 2003. Matrix Service and the customer mutually agreed to toll the dispute for at least four years and until there is a resolution of the complaint filed by the AQMD against the customer.

While the existing relationship between Matrix Service and its customer may be positive, the customer may still assert claims against Matrix Service that it believes may be valid under the Master Services Agreement. There can be no assurance that Matrix Service will not incur costs associated with this matter. The Company currently cannot provide any estimate of possible loss or range of possible loss, if any, for this matter.

Unapproved Change Orders and Claims

As of May 31, 2005 and May 31, 2004, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of approximately $0.2 million and $1.5 million, respectively, and claims of approximately $0.4 million and $1.3 million, respectively. Amounts disclosed for unapproved change orders and claims exclude amounts associated with contract disputes disclosed in Note 12 – Contract Disputes. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers generally will not pay these amounts to Matrix Service until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

Matrix Service Company

Notes to Consolidated Financial Statements

Other

The Company and its subsidiaries are named as defendants in various other legal actions and are vigorously defending against each of them. It is the opinion of management that none of such legal actions will have a material effect on the Company’s financial position, results of operations and liquidity.

Note 12. Contract Disputes

Contract Disputes Summary

(in thousands)

		Net Receivable
Dispute	Total Claim	As of May 31, 2005	As of May 31, 2004
Contract Dispute I	$27,048	$14,943	$14,926
Contract Dispute II	15,029	11,207	11,300
Contract Dispute III	6,577	4,183	4,255
Contract Dispute IV	2,054	975	975
Contract Dispute Reserve	—	(10,333)	—

Total	$50,708	$20,975	$31,456

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

The Company, through a subsidiary, consequently filed suit against the GC in November 2003. Other subsidiaries of the Company filed suit for non-payment in December 2003. Mediation occurred in August 2004, however, no resolution was reached. The subsidiaries of the Company, along with their independent contract forensics experts, believe the claims are valid and expect a ruling in the Company’s favor regarding these matters. The three suits have been combined into one forum of litigation by the presiding judge. The Company expects a trial date to be set for some time in the second quarter of fiscal 2006 and expects full resolution in these matters to occur in fiscal 2006.

The Company’s total claim in this matter is approximately $27.0 million and the Company has, in accordance with SOP 81-1, a $14.9 million net receivable recorded in our balance sheet, excluding the contract dispute reserve.

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

Matrix Service Company

Notes to Consolidated Financial Statements

Under the terms of the owner’s original contract with the GC, the GC provided the owner with an unconditional and irrevocable guarantee of its parent, a non-USA based holding company. Under this guarantee, the parent guaranteed the GC’s performance and payment obligations, including the obligations that the GC owed to the Company and other subcontractors. The Company has subsequently filed suit against the GC’s parent pursuant to the contractual parental guarantee but expects the proceedings to be stayed until arbitration between the GC and the Company is completed. If the proceedings are not successful against the GC, the Company believes it can seek recovery under the parental guarantee. Currently, an arbitration date has been scheduled for the second quarter of fiscal 2006. The Company, along with our independent contract forensics firm, believes that we have valid claims and expect a decision in our favor regarding this matter. The Company expects a full resolution in this matter to occur in fiscal 2006.

The Company’s total claim in this matter is approximately $15.0 million and the Company has, in accordance with SOP 81-1, a $11.2 million net receivable recorded in our balance sheet, excluding the contract dispute reserve.

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

The Company’s total claim in this matter is approximately $6.6 million and the Company has in accordance with SOP 81-1, a $4.2 million net receivable recorded in our balance sheet, excluding the contract dispute reserve.

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

Matrix Service Company

Notes to Consolidated Financial Statements

Oral arguments were held in Court of Appeals on March 8, 2005. The Court of Appeals ruled in favor of the Company and reversed the lower court ruling. The Company and its external counsel believe that we have valid claims under state law. The owner has petitioned the Oregon State Supreme Court and the petition for review is due August 17, 2005. In the event the Oregon State Supreme Court elects to hear the case, the Company expects a decision in our favor from the Oregon State Supreme Court. The Company also believes that a recent state court ruling supports our position regarding the claim. The Company expects a full resolution in this matter to occur in fiscal 2006.

The Company’s total claim in this matter is approximately $2.1 million, excluding legal costs, and the Company, in accordance with SOP 81-1, has a $1.0 million net receivable recorded in our balance sheet, excluding the contract dispute reserve.

Contract Dispute Reserve

In February 2005, the Board of Directors authorized management to initiate an effort to accelerate the resolution and collection of the amounts owed on the disputed contracts, and further limit the costs of litigation to the Company arising out of the various disputes. The action by the Board was taken in connection with the Company’s liquidity situation, restructuring plans and refinancing efforts. While the Company believes that allowing these disputes to be resolved through the normal course of arbitration or litigation would result in the recovery of amounts equal to or in excess of the previously recorded balances, the Board concluded that addressing the liquidity situation was of utmost importance. Therefore, in an effort to expedite the collection of these balances, the Board authorized management to pursue resolution at amounts below that previously reflected on the balance sheet. As a result of the Company’s initiative, the Company recorded additional reserves of $10.3 million in fiscal 2005.

The Company believes it is adequately reserved for the disputes and will continue to assess the adequacy of the reserves as additional information becomes available.

Note 13. Commitments

The Company is the lessee under operating leases covering real estate, office equipment and vehicles. Future minimum lease payments are as follows: 2006 - $1.4 million; 2007 – $1.0 million; 2008 - $0.6 million; 2009 - $0.1 million; 2010 - $0.1 million and thereafter - $0.7 million. Rental expense was $1.9 million, $2.1 million and $1.4 million for the years ended May 31, 2005, 2004 and 2003, respectively. Rental expense associated with related party leases was $0.3 million for the year ended May 31, 2005, $0.3 million for the year ended May 31, 2004, and $0.1 million for the year ended May 31, 2003.

Matrix Service Company

Notes to Consolidated Financial Statements

Note 14. Stockholders’ Equity

Incentive Stock Options

The Company’s 1990 Incentive Stock Option Plan (the “1990 Plan”), 1991 Incentive Stock Option Plan (the “1991 Plan”), and 2004 Stock Option Plan (the “2004 Plan”) provide incentives for officers and other key employees of the Company. The Company also has a 1995 Nonemployee Directors’ Stock Option Plan (the “1995 Plan”). Under the 1990, 1991 and 2004 Plans, incentive and non-qualified stock options may be granted to the Company’s key employees and nonqualified stock options may be granted to nonemployees who are elected for the first time as directors of the Company after January 1, 1991. Employee options generally become exercisable over a five-year period from the date of the grant. Under the 1995 Plan, qualified stock options are granted annually to nonemployee directors and generally become exercisable over a two-year period from the date of the grant. Under each plan, options may be granted with durations of no more than ten years. The option price per share may not be less than the fair market value of the common stock at the time the option is granted. Shareholders have authorized an aggregate of 1,800,000 options, 2,640,000 options, 500,000 options and 1,200,000 options to be granted under the 1990, 1991, 1995 and 2004 Plans, respectively.

The following summary reflects option transactions for the past three years:

	Shares	Option Price Per Share			Weighted Average Price
Shares under option:
Outstanding at May 31, 2002	2,003,726	$1.813	–	$3.875	2.323
Granted	274,000	3.650	–	3.700	3.698
Exercised	(429,192)	1.813	–	3.875	2.413
Canceled	(34,200)	2.188	–	3.700	2.752

Outstanding at May 31, 2003	1,814,334	1.813	–	3.875	2.502
Granted	487,600	12.195	–	12.195	12.195
Exercised	(1,055,570)	1.813	–	3.875	2.270
Canceled	(1,200)	2.188	–	2.188	2.188

Outstanding at May 31, 2004	1,245,164	1.813	–	12.195	6.494
Granted	419,500	4.080	–	5.850	4.544
Exercised	(211,200)	1.813	–	3.700	2.714
Canceled	(357,500)	2.125	–	12.195	8.691

Outstanding at May 31, 2005	1,095,964	$1.875		$12.195	$5.760

The average grant date fair values of options awarded during 2005, 2004 and 2003 were $2.90, $5.23 and $1.81, respectively. Options exercisable total 362,784 options, 329,364 options and 918,254 options at May 31, 2005, 2004 and 2003, respectively. The weighted average exercise prices of exercisable options were $4.73, $2.53, and $2.19 at May 31, 2005, 2004 and 2003, respectively.

The following summarizes information about stock options at May 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.875 – $2.594	232,700	4.5	$2.232	190,700	$2.221
3.025 – 3.700	208,664	7.0	3.431	92,264	3.446
4.080 – 5.850	379,500	9.5	4.538	—	—
12.195	275,100	8.4	12.195	79,820	12.195

$1.875 – $12.195	1,095,964	7.7	$5.760	362,784	$4.727

Matrix Service Company

Notes to Consolidated Financial Statements

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized, none of which was issued or outstanding at May 31, 2005 or 2004.

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

In connection with the issuance of the Convertible Notes described under Note 6 – Convertible Debt, the Company amended the Rights Agreement relating to the preferred share purchase rights. The amendment renders the provisions of the Rights Agreement inapplicable to the investors in the Convertible Notes by exempting them from the definition of “acquiring person” as a result of the purchase of the Convertible Notes.

Note 15. Employee Benefit Plan

The Company sponsors a defined contribution 401(k) savings plan (the “Matrix Service Plan”) for all employees meeting length of service requirements. Participants may contribute an amount up to 25% of pretax annual compensation as defined in the Plan, subject to certain limitations in accordance with Section 401(k) of the Internal Revenue Code. The Company matches employee contributions based on an annual calendar year discretionary election. In calendar years 2005 and 2004, the Company elected to match 50% of the first 6% of employee contributions. In calendar year 2003, the Company match was 25%.

The Company recognized cost relating to the plans of $1.0 million, $0.8 million and $0.5 million for the years ended May 31, 2005, 2004 and 2003, respectively.

Note 16. Stock Dividend

During the second quarter of fiscal 2004, the Company declared a two-for-one stock split payable on November 21, 2003, in the form of a one-for-one stock dividend to stockholders of record on October 31, 2003. All shares, share prices and earnings per share amounts have been restated for all periods presented to reflect the change in the capital structure.

Note 17. Other Financial Information

Sales to two customers accounted for approximately 11% and 10%, respectively, of the Company’s consolidated revenues for the year ended May 31, 2005. The customer that represented 11% of consolidated revenues represented 8% of Construction Services’ and 14% of Repair and Maintenance Services’ revenues. The customer that represented 10% of consolidated revenues represented 4% of Construction Services’ and 15% of Repair and Maintenance Services’ revenue.

Sales to one customer accounted for approximately 32% of the Company’s revenues for the year ended May 31, 2004 and 45% of Construction Services’ revenues. Two other customers represented 20% and 13% of Repair and Maintenance Services’ revenues, respectively.

Matrix Service Company

Notes to Consolidated Financial Statements

Sales to two customers accounted for approximately 16% and 10%, respectively of the Company’s revenues for the year ended May 31, 2003. The customer that represented 16% of consolidated revenues represented 19% of Construction Services’ and 11% of Repair and Maintenance Services’ revenues. The customer that represented 10% of consolidated revenues represented 2% of Construction Services’ and 21% of Repair and Maintenance Services’ revenues.

Note 18. Segment Information

The Company has two reportable segments, Construction Services and Repair and Maintenance Services.

Our construction services include turnkey projects, renovations, upgrades, and expansions for large and small projects. We routinely perform civil and concrete, electrical and instrumentation, mechanical, piping and equipment installations, and tank engineering, design, fabrication and erection, as well as steel, steel plate, vessel and pipe fabrication.

Our repair and maintenance services include outages and turnarounds, plant maintenance, electrical and instrumentation maintenance, tank inspection, repair and maintenance, industrial cleaning, and American Society of Mechanical Engineers (ASME) code repairs.

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

Segment assets consist of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment and goodwill. Goodwill related to the Hake acquisition was included in Other until it was allocated to reporting units in fiscal 2005.

Restructuring charges are reflected in their applicable segment. “Other” restructuring, impairment and abandonment charges are allocated to the Construction Services and Repairs and Maintenance Services segments based on percentage of revenue.

Matrix Service Company

Notes to Consolidated Financial Statements

Matrix Service

Annual Results of Operations

($ Amounts In Thousands)

	Construction Services	Repair and Maintenance Services	Other	Combined Total
Year ended May 31, 2005
Gross revenues	$215,997	$236,059	—	$452,056
Less: inter-segment revenues	(12,047)	(871)	—	(12,918)

Consolidated revenues	203,950	235,188	—	439,138
Gross profit	12,178	18,841	—	31,019
Operating income (loss)	(40,786)	2,005	(357)	(39,138)
Income (loss) before income tax expense	(44,052)	(49)	(357)	(44,458)
Net income (loss)	(38,590)	(19)	(221)	(38,830)
Segment assets	92,877	84,215	25,288	202,380
Capital expenditures	432	365	1,017	1,814
Depreciation and amortization expense	3,470	3,256	—	6,726

Year ended May 31, 2004
Gross revenues	$440,299	$178,479	$—	$618,778
Less: inter-segment revenues	10,707	167	—	10,874

Consolidated revenues	429,592	178,312	—	607,904
Gross profit	27,552	18,761	—	46,313
Operating income (loss)	9,957	7,630	(68)	17,519
Income (loss) before income tax expense	8,468	6,813	(68)	15,213
Net income (loss)	5,547	4,035	(40)	9,542
Segment assets	123,752	68,626	23,896	216,274
Capital expenditures	777	1,780	2,118	4,675
Depreciation and amortization expense	3,396	3,012	—	6,408

Year ended May 31, 2003
Gross revenues	$190,014	$117,519	$—	$307,533
Less: inter-segment revenues	18,977	138	—	19,115

Consolidated revenues	171,037	117,381	—	288,418
Gross profit	18,746	12,864	—	31,610
Operating income	7,301	4,361	782	12,444
Income before income tax expense	7,160	4,304	782	12,246
Net income	5,049	2,644	485	8,178
Segment assets	87,593	43,073	72,273	202,939
Capital expenditures	7,462	5,019	3,639	16,120
Depreciation and amortization expense	2,863	2,368	—	5,231

Matrix Service Company

Notes to Consolidated Financial Statements

Geographical information is as follows:

	Revenues
	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(In Thousands)
Domestic	$433,547	$603,424	$282,018
International	5,591	4,480	6,400

	$439,138	$607,904	$288,418

	Long Lived Assets
	May 31, 2005	May 31, 2004	May 31, 2003
Domestic	$59,097	$93,706	$98,689
International	3,023	2,867	2,816

	$62,120	$96,573	$101,505

Segment revenue from external customers by industry type are as follows:

	Construction Services	Repair and Maintenance Services	Total
	(In Thousands)
For the year ended May 31, 2005
Power Industry	$37,225	$26,229	$63,454
Downstream Petroleum Industry	138,716	200,639	339,355
Other Industries	28,009	8,320	36,329

Total	$203,950	$235,188	$439,138

For the year ended May 31, 2004
Power Industry	$299,138	$14,468	$313,606
Downstream Petroleum Industry	117,805	154,167	271,972
Other Industries	12,649	9,677	22,326

Total	$429,592	$178,312	$607,904

For the year ended May 31, 2003
Power Industry	$60,664	$6,048	$66,712
Downstream Petroleum Industry	102,988	111,207	214,195
Other Industries	7,385	126	7,511

Total	$171,037	$117,381	$288,418

Other Industries consists primarily of wastewater, food and beverage, electronics and paper industries.

Note 19. Subsequent Events

Asset Sales

On June 27, 2005, Matrix Service signed a letter of intent to sell the operations of our Bethlehem, Pennsylvania fabrication facility, which is part of our Construction Services segment, to an undisclosed buyer for approximately $3.5 million. Total assets and total liabilities at May 31, 2005 related to the facility were approximately $3.1 million and $1.5 million, respectively. We expect this transaction to close in the first quarter of 2006 and do not expect a loss related to the disposition.

Matrix Service Company

Notes to Consolidated Financial Statements

Contract Dispute

A subsidiary of the Company performed work from May 2005 to August 2005 under a subcontract with a general contractor (GC) to construct a winery. On August 10, 2005, with the project more than 60% complete, the Company asserted claims for impacts and delays attributable to the GC’s numerous change orders and project acceleration. The GC responded on August 11, 2005, with a demand for the Company to submit to the GC’s mandate to continue working within the original terms and conditions of the contractual agreement. If the Company did not yield to the GC’s demand in less than two (2) hours from the time the demand was sent to the Company, the GC stated it would complete the job using others and charge the cost to complete back to the Company. The Company subsequently de-mobilized from the site.

The Company has recorded a $0.6 million loss at May 31, 2005, related to the project. While it is reasonably possible that the Company will have additional exposure or recoveries as a result of the dispute resolution provisions provided for in the contract, an amount cannot be estimated at this time. As the dispute arose subsequent to May 31, 2005, amounts associated with the dispute are not classified as Contract Disputes in our May 31, 2005 Consolidated Balance Sheet. At May 31, 2005 the contract was less than 10% complete and the Company has $0.2 million recorded in accounts receivable and $0.7 million recorded in billings on uncompleted contracts in excess of costs and estimated earnings for a net balance sheet reserve of $0.5 million. As a result of the impacts and delays described above which occurred subsequent to May 31, 2005, the Company has incurred additional costs. Through the date that the Company de-mobilized from the site, total costs incurred were approximately $3.5 million of which $1.4 million has been collected and $1.6 million remains due to the Company’s vendors.

Matrix Service Company

Quarterly Financial Data (Unaudited)

Summarized quarterly financial data are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Amounts)
2005

Revenues	$84,939	$113,522	$111,447	$129,230
Gross profit	6,714	10,968	5,874	7,463
Net income	(892)	1,293	(35,469)	(3,762)
Net income per common share:
Basic	(0.05)	0.07	(2.05)	(0.22)
Diluted	(0.05)	0.07	(2.05)	(0.22)
2004

Revenues	$158,762	$170,913	$145,175	$133,054
Gross profit	13,081	13,078	11,820	8,334
Net income	3,865	3,092	2,259	326
Net income per common share:
Basic	0.24	0.19	0.13	0.02
Diluted	0.22	0.18	0.13	0.02

The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to changes in the average number of common shares outstanding and rounding.

Fiscal 2005

The first quarter reduction in earnings was primarily a by-product of the decline in Construction Services revenue due to the completion of two large low margin power projects in fiscal 2004. This large decline in revenues resulted in less absorption of fixed costs.

Although second quarter gross margins were consistent with our expectations, the results were diluted by the presence of additional legal costs related to contract disputes previously disclosed, combined with the expenses for Sarbanes-Oxley compliance, along with rising interest costs due to escalating rates and debt level.

Third quarter results were impacted by a combination of a $25 million impairment of goodwill and an additional $10.3 million contract dispute reserve. In addition to these charges, the Company experienced higher legal and Sarbanes-Oxley costs, as well as higher interest expense.

Fourth quarter results were impacted by the inclusion of low margin Repair and Maintenance work, and three loss projects in the Western Business Unit, along with restructuring and refinancing efforts that occurred throughout the quarter. Higher expenses for Sarbanes-Oxley compliance and higher interest costs also contributed to the decline, while litigation expenses have declined as preparation work is substantially complete for the contract disputes.

Fiscal 2004

The fourth quarter earnings results for fiscal 2004 were negatively affected by cost overruns and overruns by subcontractors on projects in our Eastern operations, as well as additional interest and legal costs incurred related to contract disputes disclosed throughout fiscal 2004.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Matrix Service Company

May 31, 2005, 2004 and 2003

COL. A	COL. B	COL. C			COL. D		COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts– Describe		Deductions– Describe(B)		Balance At End Of Period
	(Amounts in Thousands)
Year ended May 31, 2005:
Deducted from assets accounts:
Allowance for doubtful accounts	$337	$562	$—		$(438)		$461
Contract Disputes Reserve	—	10,333	—		—		10,333
Valuation reserve for deferred tax assets	2,619	2,520	—		—		5,139

Total	$2,956	$13,415	$—		$(438)		$15,933

Year ended May 31, 2004:
Deducted from assets accounts:
Allowance for doubtful accounts	$900	$400	$—		$(963	)(C)	$337
Valuation reserve for deferred tax assets	2,619	—	—		—		2,619

Total	$3,519	$400	$—		$(963)		$2,956

Year ended May 31, 2003:
Deducted from assets accounts:
Allowance for doubtful accounts	$242	$328	$399	(A)	$(69)		$900
Valuation reserve for deferred tax assets	842	—	1,777	(A)	—		2,619

Total	$1,084	$328	$2,176		$(69)		$3,519

(A)	Represents amounts recorded in connection with the Hake acquisition.
(B)	Receivables written off against allowance for doubtful accounts.
(C)	Represents $700 reclassified to contract disputes and $263 of receivables written off against the allowance for doubtful accounts.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2005.

As described in the Management’s Report on Internal Control Over Financial Reporting, the Company has identified and reported to the Company’s Audit Committee and Ernst & Young, LLP, the Company’s independent registered public accounting firm, certain ineffective controls which together constitute a material weakness in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) with respect to the revenue recognition process at its Eastern Business Unit as of May 31, 2005.

As a result of the material weakness, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective, as of May 31, 2005.

Notwithstanding the above-mentioned material weakness, in light of the processes involved in the preparation of the Company’s consolidated financial statements for the year ended May 31, 2005, Management and the Company believe that these financial statements fairly present the Company’s consolidated financial position as of, and the consolidated results of operations for the year ended May 31, 2005. These processes included detailed transaction testing for various key accounts, revenue recognition and certain review procedures. As a result of these processes, Management concluded that no material adjustments were needed to such financial statements or with respect to amounts recorded in any interim periods in the year ended May 31, 2005.

Based upon their evaluation, Management and the Company have taken or will be taking the following steps to improve the effectiveness of its disclosure controls:

•	Implementation of new and expanded training programs for information critical to employees responsible for financial reporting.

•	Improved and more timely documented reviews of job forecasts and related percentage-of-completion computations.

•	Reinforcement of procedures related to recording and reporting approved and disputed change orders.

•	Improved documentation of reconciliations of invoicing.

Item 9B. Other Information

Preferred Share Authorization

On May 1, 2005, our Board of Directors adopted a resolution authorizing and directing an increase in the authorized number of shares of our Series B Participating Preferred Stock from 200,000 shares to 300,000 shares. The shares of our Series B Participating Preferred Stock are issuable in connection with that certain rights agreement dated November 2, 1999 between us and UMB Bank, N.A., as amended. In order to effect this increase, we filed a Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock with the Secretary of State of Delaware on August 11, 2005.

Credit Facility Amendment

On August 10, 2005, we entered into an amendment (amendment ten) to our Credit Agreement among us, International Bank of Commerce, Wachovia Bank, N.A., UMB Bank, N.A., Wells Fargo Bank, N.A. and JP Morgan Chase Bank, N.A., as a lender, letter of credit issuer and as agent for the other lenders. A description of the terms and conditions of amendment ten is included under Item 7 of this annual report on Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition and Liquidity,” which description is incorporated by reference in this Item 9B.

Other than in respect of amendment ten and the credit agreement, there are no material relationships between the Company, the lenders or their respective affiliates, except that some of the lenders and their affiliates have engaged in and may engage in commercial banking transactions and may engage in investment banking transactions with the Company in the ordinary course of business and also have provided or may provide advisory and financial services to the Company.

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

The Company has adopted a Code of Business Conduct and Ethics applicable to all directors, officers and employees, including the principal executive officer, principal financial officer and principal accounting officer of the Company. The Code of Business Conduct and Ethics is publicly available in the “Investors” section of the Company’s website at www.matrixservice.com under “Corporate Governance.” If we make any substantive amendments to the Code of Business Conduct and Ethics, or grant any waivers, including implicit waivers, from, the Code of Business Conduct and Ethics applicable to the principal executive officer, principal financial officer or principal accounting officer, or any person performing similar functions, we will disclose such amendment or waiver on our website or in a report on Form 8-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements of the Company

The following financial statements are filed as a part of this report under “Item 8 – Financial Statements and Supplementary Data”:

Financial Statement Schedules

The following financial statement schedule is filed as a part of this report under “Schedule II” immediately following Quarterly Financial Data (unaudited): Schedule II – Valuation and Qualifying Accounts for the three fiscal years ended May 31, 2005. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

Exhibits

3.1	Restated Certificate of Incorporation (Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (No. 333-117077) filed July 1, 2004 (the “S-3 Registration Statement”) is hereby incorporated by reference).

3.2	Certificate of Amendment of Restated Certificate of Incorporation dated October 31, 2000 (Exhibit 3.3 to the S-3 Registration Statement is hereby incorporated by reference).

3.3	Certificate of Designations, Preferences and Rights of Series B Junior Preferred Stock dated November 12, 1999 (Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (File No. 333-117077), filed July 1, 2004 is hereby incorporated by reference).

3.4	Bylaws, as amended (Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-36081) filed July 26, 1990 is hereby incorporated by reference).

* 3.5	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock pursuant to Section 151 of the General Corporation Law of the State of Delaware dated May 1, 2005.

4.1	Specimen Common Stock Certificate (Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-36081) filed July 26, 1990 is hereby incorporated by reference).

4.2	Securities Purchase Agreement dated April 22, 2005, including form of Note (Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 1-15461), filed April 25, 2005, is hereby incorporated by reference).

+ 10.1	Matrix Service 1990 Incentive Stock Option Plan (Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 33-36081), as amended, filed July 26, 1990, is hereby incorporated by reference).

+ 10.2	Matrix Service 1991 Stock Option Plan, (Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-56945), as amended, filed June 12, 1998, is hereby incorporated by reference).

+ 10.3	Matrix Service 1995 Nonemployee Directors’ Stock Option Plan (Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-2771), filed April 24, 1996, is hereby incorporated by reference).

+ 10.4	Matrix Service 2004 Incentive Stock Option Plan (Exhibit A to the Company’s Proxy Statement for its Special Meeting of Stockholders dated February 16, 2004 (File No. 1-15461), is hereby incorporated by reference).

10.5	Amended and Restated Stock Purchase Agreement and Conversion to Asset Purchase Agreement, dated August 31, 1999, by and among Matrix Service and Caldwell Tanks, Inc. (Exhibit 99.1 to the Company’s current report on Form 8-K (File No. 0-18716) filed September 13, 1999, is hereby incorporated by reference).

10.6	Rights Agreement (including a form of Certificate of Designation of Series B Junior participating Preferred Stock as Exhibit A thereto, a form of Right Certificate as Exhibit B thereto and a summary of Rights to Purchase Preferred Stock as Exhibit C thereto), dated November 2, 1999, (Exhibit I to the Company’s current report on Form 8-K (File No. 0-18716) filed November 9, 1999, is hereby incorporated by reference).

10.7	Amendment No. 1 to Rights Agreement effective April 21, 2005 (Exhibit 10.4 to the Company’s current report on Form 8-K (File No. 1-15461), filed April 25, 2005, is hereby incorporated by reference).

10.8	Equity Interests Purchase Agreement dated as of March 7, 2003 by and among Hake Acquisition Corp., Matrix Service, and the Holders of the Equity Interests of The Hake Group of Companies. (Exhibit 99.1 to the Company’s current report on Form 8-K (File No. 1-15461), filed March 24, 2003, is hereby incorporated by reference).

10.9	Credit Agreement dated as of March 7, 2003, by and among Matrix Service Company, the Lenders referred to therein, Bank One, Oklahoma N.A., as Agent and Wells Fargo Bank Texas, N.A., as Co-Agent. (Exhibit 99.2 to the Company’s current report on Form 8-K (File No. 1-15461), filed March 24, 2003, is hereby incorporated by reference).

10.10	Amendment No. One to Credit Agreement (Exhibit 10.5 to the Company’s Registration Statement on Form S-3 (File No. 333-117077), filed July 1, 2004, is hereby incorporated by reference).

10.11	Amendment No. Two to Credit Agreement (Exhibit 10.6 to the Company’s Registration Statement on Form S-3 (File No. 333-117077), filed July 1, 2004, is hereby incorporated by reference).

10.12	Amendment No. Three to Credit Agreement (Exhibit 10.7 to the Company’s Registration Statement on Form S-3 (File No. 333-117077), filed July 1, 2004, is hereby incorporated by reference).

10.13	Amendment No. Four to Credit Agreement (Exhibit 10.8 to the Company’s Registration Statement on Form S-3 (File No. 333-117077), filed July 1, 2004, is hereby incorporated by reference).

10.14	Amendment No. Five to Credit Agreement (Exhibit 10.9 to the Company’s Registration Statement on Form S-3 (File No. 333-117077), filed July 1, 2004, is hereby incorporated by reference).

10.15	Amendment No. Six to Credit Agreement (Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 13, 2004, is hereby incorporated by reference).

10.16	Amendment No. Seven to Credit Agreement (Exhibit 10.4 to the Company’s quarterly report on Form 10-Q (File No. 1-15461), filed October 7, 2004, is hereby incorporated by reference).

10.17	Amendment No. Eight to Credit Agreement (Exhibit 10.1 to the Company’s current report on Form 8-K/A dated December 16, 2004 (File No. 1-15461), is hereby incorporated by reference).

10.18	Credit Agreement Waiver Letter dated March 23, 2005 (Exhibit 10.1 to the Company’s current report on Form 8-K dated March 29, 2005 (File No. 1-15461), is hereby incorporated by reference).

10.19	Credit Agreement Waiver Letter and Amendment dated April 8, 2005 (Exhibit 10.1 to the Company’s quarterly report on Form 10-Q (File No. 1-15461), filed April 11, 2005, is hereby incorporated by reference).

10.20	Amendment No. Nine to Credit Agreement (Exhibit 10.5 to the Company’s current report on Form 8-K dated April 25, 2005 (File No. 1-15461), is hereby incorporated by reference).

* 10.21	Credit Agreement Waiver Letter dated May 6, 2005.

* 10.22	Credit Agreement Waiver Letter dated June 8, 2005.

10.23	Credit Agreement Waiver Letter dated July 20, 2005 (Exhibit 10.1 to the Company’s current report on Form 8-K dated July 26, 2005 (File No. 1-15461), is hereby incorporated by reference).

* 10.24	Amendment No. Ten to Credit Agreement dated August 10, 2005.

* 10.25	Credit Waiver Letter dated August 10, 2005.

+ 10.26	Chief Operating Officer Severance Agreement effective October 1, 2004 between the Company and James P. Ryan (Exhibit 10.1 to the Company’s current report on Form 8-K dated September 16, 2004 (File No. 1-15461), is hereby incorporated by reference).

+ 10.27	Chief Financial Officer Severance Agreement effective June 1, 2004 between the Company and George L. Austin (Exhibit 10.2 to the Company’s quarterly report on Form 10-Q dated October 7, 2004 (File No. 1-15461), is hereby incorporated by reference).

+ 10.28	Employment Agreement between the Company and Michael J. Hall dated April 25, 2005 (Exhibit 10.2 to the Company’s current report on Form 8-K/A dated April 26, 2005 (File No. 1-15461), is hereby incorporated by reference).

+ 10.29	Chief Executive Officer Severance Agreement between the Company and Bradley S. Vetal (Exhibit 10.1 to the Company’s quarterly report on Form 10-Q dated October 7, 2004 (File No. 1-15461), is hereby incorporated by reference).

+ 10.30	Separation Agreement between the Company and Bradley S. Vetal (Exhibit 10.3 to the Company’s current report on Form 8-K/A dated April 26, 2005 (File No. 1-15461), is hereby incorporated by reference).

10.31	Subordination Agreement dated as of April 22, 2005 (Exhibit 10.2 to the Company’s current report on Form 8-K dated April 25, 2005 (File No. 1-15461), is hereby incorporated by reference).

10.32	Registration Rights Agreement dated as of April 22, 2005 (Exhibit 10.3 to the Company’s current report on Form 8-K dated April 25, 2005 (File No. 1-15461), is hereby incorporated by reference.

10.33	Form of Retention Agreement (Exhibit 10.1 to the Company’s current report on Form 8-K filed May 6, 2005 (File No. 1-15461), is hereby incorporated by reference).

* 10.34	Lump Sum Turnkey Agreement dated May 6, 2005 among the Company, Diamond LNG LLC and Bechtel Corporation.

+ 10.35	Form of Stock Option Award Agreement (Exhibit 10.3 to the Company’s quarterly report on Form 10-Q dated October 7, 2004 (File No. 1-15461), is hereby incorporated by reference).

* 21.1	Subsidiaries of Matrix Service.

* 23.1	Consent of Independent Registered Public Accounting Firm.

* 31.1	Certification Pursuant to Section 302 of Sarbannes-Oxley Act of 2002 – CEO.

* 31.2	Certification Pursuant to Section 302 of Sarbannes-Oxley Act of 2002 – CFO.

* 32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbannes-Oxley Act of 2002) – CEO.

* 32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbannes-Oxley Act of 2002) – CFO.

*	Filed herewith.
+	Management Contract or Compensatory Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Matrix Service has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATRIX SERVICE

Date: August 15, 2005
Michael J. Hall, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

Michael J. Hall	Michael J. Hall President, Chief Executive Officer and Director (Principal Executive Officer)	August 15, 2005

George L. Austin	George L. Austin Chief Financial Officer (Principal Financial and Accounting Officer)	August 15, 2005

I. Edgar Hendrix	Chairman of the Board of Directors	August 15, 2005

Hugh E. Bradley	Director	August 15, 2005

Paul K. Lackey	Director	August 15, 2005

Tom E. Maxwell	Director	August 15, 2005