Form 10-Q
period 2005-08-31
MATRIX SERVICE CO
filed 2005-10-07
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 4, 2005, there were 21,688,822 shares of the Company’s common stock, $0.01 par value per share, issued and 19,819,972 shares outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

Matrix Service Company

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

	Three Months Ended
	August 31, 2005	August 31, 2004
	(unaudited)
Revenues	$108,996	$84,939
Cost of revenues	98,813	78,225

Gross profit	10,183	6,714
Selling, general and administrative expenses	7,207	7,133
Restructuring	322	175

Operating income (loss)	2,654	(594)

Other income (expense):
Interest expense	(2,777)	(901)
Interest income	7	—
Other	730	(8)

Income (loss) before income taxes	614	(1,503)
Income tax provision (benefit)	239	(611)

Net income (loss)	$375	$(892)

Basic earnings (loss) per common share	$0.02	$(0.05)

Diluted earnings (loss) per common share	$0.02	$(0.05)

Weighted average common shares outstanding:
Basic	17,429,834	17,269,958
Diluted	17,654,336	17,269,958

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Balance Sheets

(In Thousands)

	August 31, 2005	May 31, 2005
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,117	$1,496
Accounts receivable, less allowances (August 31, 2005 - $400, May 31, 2005 - $461)	55,899	70,088
Contract dispute receivables, net	20,975	20,975
Costs and estimated earnings in excess of billings on uncompleted contracts	22,582	22,733
Inventories	3,532	4,739
Income tax receivable	1,852	3,004
Deferred income taxes	4,478	4,820
Prepaid expenses	6,982	8,245
Assets held for sale	5,780	1,479

Total current assets	123,197	137,579

Property, plant and equipment at cost:
Land and buildings	22,750	23,087
Construction equipment	28,564	29,711
Transportation equipment	10,461	10,862
Furniture and fixtures	8,626	8,889
Construction in progress	911	318

	71,312	72,867
Accumulated depreciation	35,944	35,791

	35,368	37,076

Goodwill	23,471	24,834

Other assets	2,351	2,891

Total assets	$184,387	$202,380

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	August 31, 2005	May 31, 2005
	(unaudited)
Liability and stockholders’ equity

Current liabilities:
Accounts payable	$33,456	$38,059
Billings on uncompleted contracts in excess of costs and estimated earnings	11,572	12,311
Accrued insurance	4,672	5,038
Other accrued expenses	10,333	15,759
Liabilities held for sale	1,456	—
Current capital lease obligation	166	113
Current portion of long-term debt	34,019	42,765
Current portion of acquisition payable	1,831	1,808

Total current liabilities	97,505	115,853

Convertible notes	29,500	30,000
Acquisition payable	4,222	4,169
Long-term capital lease obligation	338	231
Deferred income taxes	3,703	4,142

Stockholders’ equity:
Common stock - $.01 par value; 30,000,000 shares authorized and 19,381,130 and 19,285,276 shares issued as of August 31, 2005 and May 31, 2005, respectively	194	193
Additional paid-in capital	56,746	56,322
Retained deficit	(2,934)	(3,307)
Accumulated other comprehensive income (loss)	301	(22)

	54,307	53,186

Less: treasury stock, at cost – 1,868,850 and 1,873,750 shares as of August 31, 2005 and May 31, 2005, respectively	(5,188)	(5,201)

Total stockholders’ equity	49,119	47,985

Total liabilities and stockholders’ equity	$184,387	$202,380

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Cash Flow Statements

(In Thousands)

	Three Months Ended
	August 31, 2005	August 31, 2004
	(unaudited)
Operating activities

Net income (loss)	$375	$(892)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	1,447	1,732
Deferred income tax	(97)	(105)
Gain on sale of equipment	(720)	(3)
Allowance for uncollectible accounts	82	—
Accretion on acquisition payable	76	95
Change in fair value of interest rate swap	(32)	(15)
Amortization of accumulated loss on interest rate swap	29	44
Amortization of debt issuance costs	1,094	97
Amortization of prepaid interest	525	—
Changes in operating assets and liabilities increasing (decreasing) cash: net of effects of acquisitions:
Receivables	12,352	12,396
Costs and estimated earnings in excess of billings on uncompleted contracts	(66)	1,687
Inventories	228	(916)
Prepaid expenses	140	(852)
Accounts payable	(3,513)	7,861
Billings on uncompleted contracts in excess of costs and estimated earnings	(471)	(576)
Accrued expenses	(5,806)	(4,328)
Income tax receivable/payable	1,157	1,101
Other	(3)	(24)

Net cash provided by operating activities	6,797	17,302

Investing activities

Acquisition of property, plant and equipment	(939)	(392)
Proceeds from asset sales	2,163	26

Net cash provided (used) by investing activities	$1,224	$(366)

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Cash Flow Statements

(In Thousands)

	Three Months Ended
	August 31, 2005	August 31, 2004
	(unaudited)
Financing activities

Issuance of common stock	$12	$332
Advances under bank credit agreement	40,027	54,505
Repayments of bank credit agreement	(48,741)	(71,008)
Payment of debt issuance costs	—	(409)
Capital lease borrowings	181	—
Capital lease payments	(10)	—

Net cash used by financing activities	(8,531)	(16,580)

Effect of exchange rate changes on cash	131	38

Net increase (decrease) in cash and cash equivalents	(379)	394

Cash and cash equivalents, beginning of period	1,496	752

Cash and cash equivalents, end of period	$1,117	$1,146

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income Taxes	$(810)	$(1,567)

Interest	$962	$870

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands, Except Share Data)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Total
					Translation	Derivative
Balances, May 31, 2005	$193	$56,322	$(3,307)	$(5,201)	$44	$(66)	$47,985
Net income	—	—	375	—	—	—	375
Other comprehensive income
Translation adjustment	—	—	—	—	304	—	304
Derivative activity	—	—	—	—	—	19	19

Comprehensive income							698
Conversion of convertible notes (95,854)	1	418	—	—	—	—	419
Exercise of stock options (4,900)	—	1	(2)	13	—	—	12
Tax effect of exercised stock options	—	5	—	—	—	—	5

Balances, August 31, 2005	$194	$56,746	$(2,934)	$(5,188)	$348	$(47)	$49,119

Balances, May 31, 2004	$193	$56,101	$35,585	$(5,769)	$(239)	$(156)	$85,715
Net loss	—	—	(892)	—	—	—	(892)
Other comprehensive income
Translation adjustment	—	—	—	—	139	—	139
Derivative activity	—	—	—	—	—	27	27

Comprehensive income							(726)
Exercise of stock options (116,000)	—	46	(19)	305	—	—	332
Tax effect of exercised stock options	—	115	—	—	—	—	115

Balances, August 31, 2004	$193	$56,262	$34,674	$(5,464)	$(100)	$(129)	$85,436

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Matrix Service Company (“Matrix” or the “Company”) and its subsidiaries, all of which are wholly owned. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting of normal recurring adjustments and other adjustments described herein that are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

Certain amounts in prior period financial statements have been reclassified to conform to the current financial statement presentation.

The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2005, included in Matrix’s Annual Report on Form 10-K for the year then ended. Matrix’s business is seasonal. In addition, Matrix often generates a significant portion of its revenues under a comparatively few major contracts which often do not commence or terminate in the same period from one year to the next. Accordingly, results for any interim period may not necessarily be indicative of future operating results.

Note 2 – Stock Option Plans

Employee stock options are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In December 2004, the Financial Accounting Standards Board (FASB) issued revised SFAS No. 123, “Share-Based Payment.” The statement requires that compensation costs for all share-based awards to employees be recognized in the financial statements at fair value. The Statement, as issued by the FASB, was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 15, 2005, the Securities and Exchange Commission (SEC) adopted a new rule which amends the compliance dates for revised SFAS No. 123. The rule allows for implementation of the Statement at the beginning of the next fiscal year that begins after June 15, 2005. We intend to adopt the revised Statement as of June 1, 2006. We are studying the provisions of this new pronouncement to determine the impact on our financial statements.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	August 31, 2005	August 31, 2004
Risk-free interest rate	3.7%	3.9%
Expected volatility	65.4%	52.6%
Expected life in years	4.6	4.8
Expected dividend yield	—	—

The following table illustrates the pro forma effect on net income (loss) and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 using the Black-Scholes option valuation model:

	Three Months Ended
	August 31, 2005	August 31, 2004
	(In Thousands)
Net Income (loss) as reported	$375	$(892)
Pro forma compensation expense from stock options	(117)	(85)

Pro forma net income (loss)	$258	$(977)

Earnings (loss) per common share as reported:
Basic	$0.02	$(0.05)
Diluted	$0.02	$(0.05)

Pro Forma Earnings (loss) per common share:
Basic	$0.01	$(0.06)
Diluted	$0.01	$(0.06)

Note 3 – Restructuring

In March 2005, the Company began a restructuring program and as part of the restructuring efforts, engaged a financial consultant to assist senior management with the following:

•	determining short-term and long-term liquidity needs;

•	improving forecasting tools;

•	providing oversight of all restructuring activities;

•	identifying cost reduction and operations improvement opportunities;

•	reviewing operating and financial plans and cash flow forecasts at corporate and divisional levels;

•	assessing core business, management, policy operations, facilities, equipment and operating practices;

•	conducting feasibility analyses in connection with debt restructuring efforts; and

•	interfacing with creditors.

The Company’s restructuring program was designed to reduce its cost structure and improve its operating results and liquidity. The Company focused on its core strengths and identified areas with the objective of eliminating unprofitable and marginal work. As a result of this effort, Matrix has sold certain non-core assets and is in the process of selling other non-core assets, as discussed in Note 4. These liquidity events, coupled with various tax refunds have yielded approximately $7.7 million in cash, including $1.6 million in the fourth quarter of fiscal 2005, $3.1 million in the first quarter of fiscal 2006, and $3.0 million to date in the second quarter of fiscal 2006. In addition, other liquidity events are expected to yield an additional $4.7 million during the remainder of fiscal 2006. In the fourth quarter of fiscal 2005, Matrix Service also ceased to work on a number of large routine maintenance contracts that were utilizing valuable resources while providing minimal returns. As these maintenance contracts were reduced, there was a significant reduction of overhead and administration costs. As a result of these efforts and other efforts to reduce costs, Matrix Service was able to reduce its annual administrative payroll and benefit costs by more than $5.0 million.

During fiscal 2005, the Company charged $3.7 million of restructuring related costs against earnings. These restructuring charges included employee severance and benefit costs of approximately $1.5 million and $1.6 million of professional fees incurred in connection with the restructuring activities, and $0.6 million of other restructuring costs. Approximately $1.9 million was accrued for restructuring as of May 31, 2005.

During the first quarter of fiscal 2006, the Company charged an additional $0.3 million of restructuring related costs against earnings. These restructuring charges were primarily related to additional professional fees incurred in connection with the restructuring activities and additional employee severance and benefit costs. These restructuring charges are reflected in the applicable segment in Note 13. “Other” restructuring charges are allocated based on percentage of revenue. Payments of approximately $0.9 million were made during the three months ended August 31, 2005. The remaining liability of $1.3 million is reflected in other accrued liabilities.

Restructuring activities other than asset sales and debt refinancing of the Company consist of the following:

	Employee Severance Benefits	Consulting Fees	Hake Acquisition	Environmental	Other Reorganization Costs	Total
	(In Thousands)
Liability Balance at May 31, 2004	$—	$—	$117	$—	$192	$309
Charge (credit) to Income	—	—	—	172	3	175
(Payment) receipt	—	—	(117)	(122)	—	(239)

Liability Balance at August 31, 2004	$—	$—	$—	$50	$195	$245

Liability Balance at May 31, 2005	$892	$425	$—	$75	$467	$1,859
Charge to income	65	257	—	—	—	322
(Payment) receipt	(580)	(257)	—	—	(60)	(897)

Liability Balance at August 31, 2005	$377	$425	$—	$75	$407	$1,284

Note 4. Property Sales and Assets Held for Sale

As part of the Company’s restructuring efforts discussed in Note 3, certain assets have been sold or identified for sale.

Asset Sales

In the first quarter of fiscal 2006, the Company sold a fabrication facility in Tulsa, Oklahoma which was no longer utilized, for $0.7 million, which was equal to the book value of the asset. The asset was previously classified as held for sale.

In addition, in the first quarter of fiscal 2006 the Company sold excess construction equipment for net proceeds of $1.7 million, including $0.2 million for services to be provided in the future, which is included in billings on uncompleted contracts in excess of costs and estimated earnings. The sale resulted in a gain of approximately $0.7 million.

Assets Held for Sale

In fiscal 2005, the Company identified certain assets as available for sale under the current business plan. These properties include excess land located in Orange, California, and land and building used as the Company’s current corporate facility in Tulsa, Oklahoma. The carrying value of these properties at August 31, 2005 was $0.8 million and $0.8 million, respectively. The excess land is reflected in current assets held for sale and the corporate facility is reflected in Other Assets on the Consolidated Balance Sheet.

In fiscal 2006, the Company identified a fabrication facility and land in Holmes, Pennsylvania as available for sale. The carrying value of this property is $0.3 million and is reflected in current assets held for sale. In addition, on June 27, 2005, the Company signed a letter of intent to sell the operations of our Bethleham, Pennsylvania fabrication facility. As of August 31, 2005, total assets and total liabilities related to the facility were approximately $4.6 million and $1.5 million, respectively, and are reflected in Assets held for sale and Liabilities held for sale, respectively. The $4.6 million assets include $1.6 million of accounts receivable, $1.0 million of inventory and $1.5 million of goodwill. The $1.5 million of liabilities include $1.1 million of accounts payable. On September 28, 2005, the sale of the facility was executed for approximately $3.5 million, of which $0.5 million was deferred and is payable monthly along with interest over the next five years. The Company will receive interest at a fixed annual rate of 12% and the buyer may choose to prepay the remaining deferred obligation at any time without penalty.

Except for the Bethleham, Pennsylvania facility, all assets held for sale are reflected in the Company’s “other” segment in Note 13. The Bethleham, Pennsylvania facility is included in the Construction Services segment as it had associated operating activities in the period included in Construction Services activities.

Note 5 – Debt

Debt consists of the following:

	August 31, 2005	May 31, 2005
	(In Thousands)
Borrowings under bank credit facility:
Revolving credit facility	$15,468	$20,281
Term note	18,497	22,398
Interest rate swap liability	54	86
Convertible Notes	29,500	30,000

	63,519	72,765
Less current portion:
Revolving credit facility	15,468	20,281
Term note	18,497	22,398
Interest rate swap liability	54	86

Long-term debt	$29,500	$30,000

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

In April 2005, the Company issued $30.0 million of convertible notes and the Term Loan B was repaid in full. At that time, the credit agreement was amended to limit availability under the primary revolver to the lesser of $35 million or 80% of a borrowing base defined in the credit agreement. The amendment also established a $10 million revolving loan B commitment. The revolving loan B commitment bore cash interest at prime, had an original maturity of October 31, 2005 and is secured by various contract dispute receivables. Availability under the commitment is limited to $10 million less an amount equal to the value of all of our outstanding checks. The revolving loan B commitment will be further reduced by an amount equal to any funds collected with respect to “large disputed accounts.” In addition, the revolving B borrowing base and, consequently, the revolving B loan commitment, may be decreased by the revolver B lenders at their sole discretion.

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

Amendment Ten to our credit agreement modified our financial covenants. Under Amendment Ten, we are required to maintain minimum levels of “augmented consolidated EBITDA” for various quarterly test periods through May 31, 2006 as of designated quarterly test dates. The starting point for the augmented consolidated EBITDA is “consolidated EBITDA,” which is defined to include “consolidated net income,” plus, to the extent deducted in determining consolidated net income, (i) consolidated interest expense (ii) expense for taxes paid or accrued, (iii) depreciation and amortization, and (iv) up to $3,000,000 in the aggregate of the following: (A) (1) specifically defined professional and consulting fees, (2) other expenses related to the reorganization of Company’s fabrication operations, (3) lease termination costs arising from the termination of leases occurring as a part of and during the restructuring, and (4) costs and expenses related to the search for a replacement Chief Executive Officer but only to the extent paid or incurred on or before November 30, 2005; (B) severance payments and retention bonuses associated with restructuring; (C) legal fees and legal expenses incurred with regard to the enforcement and collection of the large disputed accounts; (D) losses on sales of fixed assets approved by the lenders and incurred prior to November 30, 2005; and (E) losses arising from the settlement of large disputed accounts minus, to the extent included in consolidated net income, (i) gains on sales of fixed assets, (ii) extraordinary gains realized other than in the ordinary course of business, and (iii) income tax benefits. In connection with calculating augmented consolidated EBITDA, consolidated EBITDA is increased by an amount equal to the lesser of (i) $3,000,000 or (ii) the sum of the following: (A) if one or more sales of assets approved by the lenders has occurred, then the aggregate for all such sales of the following: the amount, if any, by which (1) an amount equal to the Borrowing Base immediately after the closing of such sale minus the aggregate principal balance of the Revolving Loans measured immediately after the application of such proceeds exceeds; (2) an amount equal to the Borrowing Base immediately prior to the closing of such sales minus the aggregate principal balance of the Revolving Loans measured immediately prior to the application of such proceeds; (B) federal and state tax refunds received during such period less the amount of any taxes paid; (C) reimbursements received during such period from customers for capital expenditures associated with a specified liquefied natural gas project undertaken by us to the extent that, during the same period, such capital expenditures actually occurred; and (D) cash proceeds received during such period from the sale of any common stock, preferred stock, warrant or other equity (other than the exercise of stock options by employees, officers and directors) approved by the lenders and from the issuance of any subordinated indebtedness approved by the lenders. The minimum level of augmented consolidated EBITDA for each quarterly test period is as follows:

Test Periods	Minimum Augmented Consolidated EBITDA	Test Date
June 1, 2005 through August 31, 2005	$4,135,000	September 30, 2005
June 1, 2005 through November 30, 2005	$7,493,000	December 31, 2005
June 1, 2005 through February 28, 2006	$10,651,000	March 31, 2006
June 1, 2005 through May 31, 2006	$15,302,000	June 30, 2006

Amendment Ten requires us to maintain a minimum senior fixed charge coverage ratio of 1.00 as of each quarterly measurement date, which is a ratio of (i) augmented consolidated EBITDA for the fiscal year to date, minus cash dividends and distributions made or paid during the period, to (ii) (A) scheduled current maturities of the term loan for the fiscal year to date, plus (B) scheduled current maturities of the Hake Group acquisition payable for the fiscal year to date, plus (C) consolidated interest expense for the year to date (excluding amounts included in consolidated interest expense for (1) amortization of deferred financing fees, (2) amortization of prepaid interest related to the subordinated debt, (3) accretion related to the Hake Group acquisition payable, and (4) interest attributable to the additional accrued margin that is neither paid for nor due and payable during the fiscal year to date), plus (D) current maturities on capitalized leases for the fiscal year to date and plus (E) capital expenditures paid during such fiscal year to such date.

Amendment Ten requires us to maintain a minimum debt service coverage ratio of (i) consolidated EBITDA for the fiscal year to date, minus cash dividends and distributions during the period, to (ii) (A) scheduled current maturities of the term loan for the fiscal year to date, plus (B) scheduled current maturities of the Hake Group acquisition payable for the fiscal year to date, plus (C) consolidated interest expense for the year to date (excluding amounts described above), plus (D) current maturities on capitalized leases for the fiscal year to date. The required debt service coverage ratio is 1.43 for the period ended August 31, 2005, 1.65 for the period ending November 30, 2005, 1.65 for the period ending February 28, 2006 and 1.38 for the period ending May 31, 2006.

The following table presents our performance in relation to the required and actual financial covenant measures in effect as of August 31, 2005:

Augmented Consolidated EBITDA (in thousands)
Actual	$7,056
Minimum Required	4,135

Excess	$2,921

Senior Fixed Charge Ratio
Actual	2.42
Minimum Required	1.00

Excess	1.42

Debt Service Coverage Ratio
Actual	2.67
Minimum Required	1.43

Excess	1.24

Amendment Ten provides that borrowings under the revolvers and the term loan bear prime-based interest plus a margin, and an additional accrued margin that is paid upon termination of the facility as further described in this paragraph. The amendment provides for cash pay interest at a rate of prime plus 1.0% and accrued interest at 1.0% beginning April 2005 and escalating fifty basis points monthly until December 31, 2005 at which time the accrued margin is 5.0%. For the period from January 1, 2006 to January 31, 2006, cash pay interest converts to prime plus 3.5% with accrued interest at 3.5% on both revolvers and the term loan. For the period from February 1, 2006 to February 28, 2006, cash pay interest converts to prime plus 4.75% with accrued interest at 2.5% on both revolvers and the term loan. For the period from March 1, 2006 to March 31, 2006, cash pay interest converts to prime plus 6.0% with accrued interest at 1.5% on both revolvers and the term loan. Effective April 1, 2006, cash pay interest converts to prime plus 8.25% on both revolvers. We were paying a weighted average interest rate of 10.50% on the term loan and the revolver at August 31, 2005.

At August 31, 2005, $15.5 million was outstanding under the revolver and $18.5 million was outstanding under the term loan. There were no borrowings under Revolver B. The additional accrued margin recorded as an accrued liability as of August 31, 2005 and May 31, 2005 was $0.4 million and $0.3 million, respectively. In addition, the Company has an accrued liability of $1.0 million recorded as of August 31, 2005 and May 31, 2005 for credit facility amendment fees, which is payable upon termination of the facility. In addition, $11.8 million of the revolver was utilized by outstanding letters of credit, which automatically renew on an annual basis. At August 31, 2005, remaining availability under the credit facility consisted of $5.2 million available under the primary revolver and $7.6 million under Revolver B. At October 4, 2005, no balance was outstanding under the primary revolver, $11.2 was utilized by outstanding letters of credit and our availability was $23.6 million. As of that same date, the outstanding balance on the term loan was approximately $16.9 million. Furthermore, Revolver B was eliminated upon the completion of the private placement of common stock discussed in Note 14.

The credit agreement limits our capital expenditures to $9 million annually, limits unsecured indebtedness we may borrow for general operating purposes to $1 million, limits capital lease obligations to $15 million and limits the amount of letters of credit we may have outstanding to $15 million.

While we are currently working to obtain a new credit facility, we cannot assure you that our efforts to extend or refinance our credit facility will be successful. In addition, the failure to comply with the terms of our credit agreement has required us to incur significant fees to our lenders to obtain waivers and amendments and caused us to seek alternative financing. Without acceptable waiver or amendments from our lenders with respect to any future covenant violations or alternative financing on terms acceptable to us, our lenders would have the right, among others, to declare all amounts outstanding under the credit agreement to be immediately due and payable and foreclose upon and sell substantially all of our assets to repay such amounts.

The credit facility provides for mandatory prepayments upon the occurrence of certain events. As certain of these events are expected to occur in fiscal 2006 and as the revolver facility expires on June 30, 2006, we have classified all amounts borrowed under the credit facility as current.

Note 6 – Convertible Debt

In connection with the private placement of $30 million of convertible notes, on April 22, 2005, we entered into a registration rights agreement with the investors in the convertible notes. The registration rights agreement requires us to use our best efforts to keep our registration statement, covering the resale of the shares of our common stock issuable upon conversion of the convertible notes, continuously effective until the earlier of (a) the date on which all of our common stock covered by such registration statement has been sold or may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act of 1933, as amended, or (b) the fifth anniversary of the closing date. The Registration Statement was declared effective by the SEC on June 17, 2005. However, if we fail to satisfy our obligations under the registration rights agreement, we will owe the holders of the convertible notes as partial liquidated damages an amount in cash equal to 1% of the aggregate amount paid for the convertible notes for each such event, and thereafter on each monthly anniversary of each such event (if the applicable failure shall not have been cured by such date) until the applicable failure is cured, we will owe the note holders an amount in cash equal to an additional 1% of the aggregate amount paid for the convertible notes. The notes are convertible into shares of the Company’s common stock at an initial conversion price of $4.69 per share, subject to adjustment for stock dividends, stock splits, or other matters as provided for in the securities purchase agreement.

The convertible notes were issued under a securities purchase agreement among the Company and certain investors, and bear interest at a rate of 7% per year. An initial interest pre-payment of $4.2 million was made on April 25, 2005 for the period to and including April 25, 2007. Prepaid interest of $2.1 million is included in prepaid assets and $1.4 million in other assets at August 31, 2005. Interest is payable in arrears on each March 31, June 30, September 30 and December 31, beginning on June 30, 2007, through the date of maturity. The original agreement provided that if we fail to refinance our credit facility prior to September 30, 2005, additional interest of 5.00% per annum will accrue and be added to the principal balance of our convertible notes beginning October 1, 2005 and until our credit facility is refinanced. In connection with the sale of private placement of common stock, the holders of the convertible notes waived the accrual of additional interest for forty-five days, or until November 15, 2005.

The securities purchase agreement requires us to maintain certain financial ratios, limits the amount of capital and operating leases we can enter into, limits the amount of additional borrowings we may incur, and limits the amount of purchase money financing we may enter into.

Financial ratios contained in the securities purchase agreement are as follows:

•	Commencing fifteen months from the April 25, 2005 closing date, and so long as any of the convertible notes are outstanding, a leverage ratio not to exceed 4.25 to 1.0. The leverage ratio is calculated as the ratio of total debt as of any date to EBITDA for the period of four consecutive fiscal quarters ending on, or most recently before, such date. EBITDA is defined as consolidated net income plus, to the extent deducted in determining consolidated net income, (i) consolidated interest expense, (ii) expense for taxes paid or accrued, (iii) depreciation, amortization and other non-cash charges, including non-cash charges related to the implementation of the Company’s restructuring plan, and cash charges for professional fees associated therewith, (iv) losses on sale of fixed assets, and (v) extraordinary losses incurred other than in the ordinary course of business, minus, to the extent included in consolidated net income, (i) gains on sales of fixed assets, and (ii) extraordinary gains realized other than in the ordinary course of business, all calculated for the Company and its subsidiaries on a consolidated basis for the then most recently ended four fiscal quarters.

•	From fifteen months from the April 25, 2005 closing date, until the second anniversary of the closing date for the convertible notes, a cash interest coverage ratio, which must at all times exceed 2.5 to 1. The cash interest coverage ratio is calculated as the ratio of (i) EBITDA for the then most recently ended fiscal four quarters to (ii) “cash interest expense” for such period. The term “cash interest expense” includes interest expense of the Company and its subsidiaries for such period (excluding interest expense that has been capitalized and not paid in cash), determined on a consolidated basis in accordance with GAAP.

•	After the second anniversary of the April 25, 2005 closing date, an “interest coverage ratio,” which must at all times exceed 2.5 to 1.0. The interest coverage ratio is calculated as the ratio of EBITDA for a period of the four consecutive fiscal quarters to (ii) interest expense for such period. The term “interest expense” includes interest expense of the Company and its subsidiaries for such period, determined on a consolidated basis in accordance with GAAP.

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

As of August 31, 2005, $500,000 in principal amount of the convertible notes had been converted by note holders into 95,854 shares of the Company’s Common Stock.

Note 7 – Acquisition Payable

As part of the purchase of the Hake group of companies in fiscal 2003, the Company entered into an acquisition payable for a portion of the purchase price. The acquisition payable was originally recorded at its fair value and accreted for the change in its present value each period utilizing a 5.1% effective interest rate. Payments related to the acquisition payable are due annually on March 7 with $1.9 million due annually in 2006 and 2007, and $2.8 million due in 2008.

Pursuant to the purchase agreement, the former shareholders of Hake agreed, jointly and severally, to indemnify Matrix for damages it suffers due to breaches of representations and warranties made by the shareholders with respect to, among other things, its employee benefit plans; the ownership, use and condition of its assets and the performance by Hake of its contractual obligations and its obligations under applicable laws, including employment and environmental laws. As to these matters, Matrix may recover its damages only if its claims for damages are made by March 7, 2008, the amount of damages claimed as to any single event exceeds a de minimus amount of $10,000, and only after the aggregate amount of all such claims excluding de minimus claims exceeds $250,000. In order to better assure the payment to Matrix of any claims by it for indemnity, $10 million of the purchase price for Hake was withheld in the form of a deferred purchase price payable to the former shareholders or their designee. Upon final determination that a claim for indemnity is proper, the amount of the claim can be deducted by Matrix from the deferred payments of the purchase price. The remaining deferred purchase obligations to be paid in the future total approximately $6.6 million. Since the purchase date on March 7, 2003, Matrix claims have not exceeded $250,000, and thus no adjustment to the deferred purchase price has been made related to indemnifications by the former shareholders of Hake since the purchase date.

Note 8– Income Taxes

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

Note 9 – Contract Disputes

Contract Disputes Summary

(In Thousands)

	Total Claim	Net Receivable
Dispute		As of August 31, 2005	As of May 31, 2005
Contract Dispute I	$27,979	$14,943	$14,943
Contract Dispute II	15,546	11,207	11,207
Contract Dispute III	6,719	4,183	4,183
Contract Dispute IV	2,054	975	975
Contract Dispute Reserve	—	(10,333)	(10,333)

Total	$52,298	$20,975	$20,975

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

The Company, through a subsidiary, consequently filed suit against the GC in November 2003. Other subsidiaries of the Company filed suit for non-payment in December 2003. Mediation occurred in August 2004, however, no resolution was reached. The subsidiaries of the Company, along with their independent contract forensics experts, believe the claims are valid and expect a ruling in the Company’s favor regarding these matters. The three suits have been combined into one forum of litigation by the presiding judge. The Company expects a trial date to be set in the second quarter of fiscal 2006 and expects full resolution of these matters to occur in the next twelve months.

The Company’s total claim in this matter is approximately $28.0 million and the Company has, in accordance with SOP 81-1, a $14.9 million net receivable recorded in the balance sheet, excluding the contract dispute reserve discussed below.

Contract Dispute II

In the fourth quarter of fiscal 2003, a subsidiary of the Company was subcontracted by a general contractor (GC) to erect two Selective Catalytic Reactor (SCR) Units for an owner. The Company had performed all of its obligations to the GC in accordance with the parties’ Subcontractor Agreement, along with significant extra work that the GC directed the Company to perform to cure design defects, mis-fabrications, and project delays attributable to the GC. The GC refused to sign certain change orders for the additional work performed and alleged that the services and materials provided by the Company were defective and behind schedule. In June 2004, the owner terminated the GC for cause. The owner subsequently retained the Company to complete the project. The owner refused to pay the Company the amounts owed by the GC because the owner had previously paid the GC for the work. The Company has subsequently completed work on the SCR units to the satisfaction of the owner.

Under the terms of the owner’s original contract with the GC, the GC provided the owner with an unconditional and irrevocable guarantee of its parent, a non-USA based holding company. Under this guarantee, the parent guaranteed the GC’s performance and payment obligations, including the obligations that the GC owed to the Company and other subcontractors. The Company has subsequently filed suit against the GC’s parent pursuant to the contractual parental guarantee but expects the proceedings to be stayed until arbitration between the GC and the Company is completed. If the proceedings are not successful against the GC, the Company believes it can seek recovery under the parental guarantee. Currently, arbitration is in process with arbitration findings expected by the end of the second quarter of fiscal 2006. The Company, along with our independent contract forensics firm believes that we have valid claims and expect a decision in our favor regarding this matter. The Company expects a full resolution of this matter to occur in fiscal 2006.

The Company’s total claim in this matter is approximately $15.5 million and the Company has, in accordance with SOP 81-1, a $11.2 million net receivable recorded in the balance sheet, excluding the contract dispute reserve discussed below.

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

On September 30, 2003, the Sub filed for Chapter 11 bankruptcy protection. At the date of the bankruptcy filing, the Company subsidiaries were substantially complete with all work at the job site. Subsequent to the Sub’s bankruptcy filing, the GC assumed all of the Sub’s obligations that are subject to valid liens associated with the project. The Company’s subsidiaries subsequently filed valid construction lien claims totaling approximately $5.8 million against the owner, GC and Sub. These lien claims have been consolidated with six other sub-subcontractor lien claims associated with the project and the lien claims have been fully bonded by the GC, although the GC disputes the lien amounts and seeks to have a smaller lien fund fixed. Therefore, the Company is not required to proceed through the Sub’s bankruptcy proceedings to collect on amounts owed. The Court has ruled that initial discovery be limited to matters relevant to the computation of the “lien fund” that is available to satisfy the liens that have been asserted against the project. Currently, the Company is in dispute with the owner and the GC as to the appropriate calculation of the available lien fund. The Company believes that it has a valid claim and that the value of the lien fund will be established at an amount adequate to fund the associated claim by the Company. The Company expects a full resolution of this matter to occur in the next twelve months.

The Company’s total claim in this matter is approximately $6.7 million and the Company has in accordance with SOP 81-1, a $4.2 million net receivable recorded in the balance sheet, excluding the contract dispute reserve discussed below.

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

Oral arguments were held in Court of Appeals on March 8, 2005. Although the appellate panel of judges is under no time constraint, the Company expects a decision in the next six months. If the court rules in favor of the Company, the case will proceed to trial. The Company and its external counsel believe that it has valid claims under state law and expect a decision in its favor from the Court of Appeals. The Company also believes that a recent state court ruling supports its position regarding the claim. The Company expects a full resolution of this matter to occur in the next twelve months.

The Company’s total claim in this matter is approximately $2.1 million, excluding legal costs, and the Company, in accordance with SOP 81-1, has a $1.0 million net receivable recorded in the balance sheet, excluding the contract dispute reserve.

Contract Dispute Reserve

In February 2005, the Board of Directors authorized management to initiate an effort to accelerate the resolution and collection of the amounts owed on the disputed contracts, and further limit the costs of litigation to the Company arising out of the various disputes. The action by the Board was taken in connection with the Company’s liquidity situation as of that date, restructuring plans and refinancing efforts. While the Company believed that allowing these disputes to be resolved through the normal course of arbitration or litigation would result in the recovery of amounts equal to or in excess of the previously recorded balances, the Board concluded that addressing the liquidity situation was of utmost importance. Therefore, in an effort to expedite the collection of these balances, the Board authorized management to pursue resolution at amounts below that previously reflected on the balance sheet. As a result of the Company’s initiative, the Company recorded a reserve of $10.3 million in fiscal 2005.

The Company believes it is adequately reserved for the disputes and will continue to assess the adequacy of the reserves as additional information becomes available.

Note 10 – Contingencies

Insurance Reserves

The Company maintains workers’ compensation employer’s liability insurance, with statutory limits; general liability insurance in the primary amount of $1.0 million per occurrence; auto liability insurance in the primary amount of $2.0 million per occurrence; contractor’s pollution liability insurance in the amount of $10.0 million per occurrence; and pollution legal liability for owned and leased properties in the amount of $2.0 million per occurrence. The Company has deductibles or self-insured retentions in the amount of $10,000 for damage to owned or leased properties; $0 for workers’ compensation, $100,000 for general liability, $0 for auto liability, $50,000 for contractor’s pollution liability and $25,000 for pollution legal liability. Matrix Service also maintains an umbrella policy with coverage limits of $50.0 million per project, policies to cover its equipment and other real and personal property with coverage limits of $16.0 million per occurrence, and policies for construction builders risk with coverage limits of $10.0 million per project. Most policies provide for coverage on an occurrence basis rather than a “claims made” basis. Matrix maintains a performance and payment bonding line of $5.0 million. If we are unable to provide performance bonds for our projects, we may have less success in obtaining new work.

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

All claims that are outstanding with the Legion Liquidator, state guaranty funds and Mutual are claims that originated prior to May 1, 2002, the date on which Matrix Service replaced the Legion insurance program with workers’ compensation insurance provided by “A” rated workers compensation carriers, and are reserved by the Company. As of August 31, 2005 and May 31, 2005, the claim reserves recorded by the Company were $2.0 million and $2.0 million, respectively. Additionally, it is still possible that Matrix Service will experience some additional exposure from the total of $4.9 million of existing security, consisting of the escrow accounts, LC and surety bond, until a final settlement agreement with Mutual is signed, a permanent injunction is entered and the LC and surety bond are cancelled. Matrix Service does not believe resolution of this issue will have a material effect on the Company’s financial position, results of operations and liquidity.

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

Matrix Service was not named in the AQMD complaint; however, counsel for the customer made a formal demand upon Matrix Service to assume defense of the case and to indemnify the customer for any damages it may incur. The customer’s demand was made pursuant to the terms of the Master Service Agreement entered into in May 1999 between Matrix Service and the customer. Matrix Service rejected the demands of the customer based upon its own belief as to the interpretation of the Master Services Agreement and the facts developed by Matrix Service since the AQMD filed its complaint in March 2003. In September 2003, Matrix Service and the customer mutually agreed to toll the dispute for at least four years.

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

Contract Termination

A subsidiary of the Company performed work from May 2005 to August 2005 under a subcontract with a general contractor (GC) to construct a winery. On August 10, 2005, with the project more than 60% complete, the Company asserted claims for impacts and delays attributable to the GC’s numerous change orders and project acceleration. The GC responded on August 11, 2005, with a demand for the Company to submit to the GC’s mandate to continue working within the original terms and conditions of the contractual agreement. If the Company did not yield to the GC’s demand in less than two (2) hours from the time the demand was sent to the Company, the GC stated it would complete the job using others and charge the cost to complete back to the Company. The Company subsequently de-mobilized from the site. Through de-mobilization, total costs incurred were approximately $3.9 million of which $1.4 million has been collected and $1.7 million remains due to the Company’s vendors. The Company has recorded reserves of $1.4 million on the project, including $0.6 million in the fourth quarter of fiscal 2005 and $0.8 million in the first quarter of fiscal 2006. The Company is currently in the process of documenting its claim for presentment to the GC in the second quarter of fiscal 2006. The Company believes it is adequately reserved for this matter and will continue to assess the adequacy of the reserve as additional information becomes available.

Unapproved Change Orders and Claims

As of August 31, 2005 and May 31, 2005, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of approximately $0.2 million and $0.2 million, respectively, and claims of approximately $0.4 million and $0.4 million, respectively.

Amounts disclosed for unapproved change orders and claims exclude amounts associated with contract disputes disclosed in Note 9 – Contract Disputes. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers generally will not pay these amounts to Matrix Service until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

Other

The Company and its subsidiaries are named as defendants in various other legal actions and are vigorously defending against each of them. In the opinion of management, none of such legal actions will have a material effect on the Company’s financial position, results of operations and liquidity.

Note 11 – Accumulated Other Comprehensive Income

Other comprehensive income and accumulated other comprehensive income consisted of foreign currency translation adjustments and fair value adjustments of derivative instruments.

	Three Months Ended
	August 31, 2005	August 31, 2004
	(In Thousands)
Net Income (loss)	$375	$(892)
Other comprehensive income	323	166

Comprehensive income (loss)	$698	$(726)

Note 12 – Earnings Per Common Share

Basic earnings per common share is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee stock options, as well as the dilutive effect of convertible securities. Diluted earnings per share for the three-month period ending August 31, 2005 excludes 290,028 options which were antidilutive, as the exercise prices of the options exceeded the average market price of common stock for the first three months of fiscal 2006. Diluted earnings per share excludes 6,380,371 shares of common stock underlying the $29.5 million of convertible notes outstanding, that were anti-dilutive as of August 31, 2005 due to the application of the “if converted” method. Convertible debt is considered anti-dilutive whenever its interest (net of tax) per common share obtainable on conversion exceeds basic earnings per share. Dilutive convertible securities are calculated using the “if converted” method, in which all unconverted securities are assumed to be converted as of the beginning of the period. The “if converted” method also requires that any interest charges, net of tax, applicable to the securities be added back to net income for purposes of computing diluted earnings per share.

There were also 466,676 antidilutive options for the three-month period ending August 31, 2004. However, as the operating results of the Company were a net loss for the three-month period ending August 31, 2004, the dilutive effect of stock options was not considered when reporting earnings per share.

Note 13 – Segment Information

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

Matrix Service Company

1st Quarter Results of Operations

(In Thousands)

	Construction Services	Repair & Maintenance Services	Other	Combined Total
Three Months ended August 31, 2005
Gross revenues	$64,245	$46,936	$—	$111,181
Less: Inter-segment revenues	(2,030)	(155)	—	(2,185)

Consolidated revenues	62,215	46,781	—	108,996
Gross profit	6,441	3,742	—	10,183
Operating income (loss)	2,585	244	(175)	2,654
Income (loss) before income tax expense	1,130	(341)	(175)	614
Net income (loss)	696	(213)	(108)	375

Segment assets	98,338	64,356	21,693	184,387
Capital expenditures	347	426	166	939
Depreciation and amortization expense	700	747	—	1,447

Three Months ended August 31, 2004
Gross revenues	$46,779	$40,757	$—	$87,536
Less: Inter-segment revenues	(2,453)	(144)	—	(2,597)

Consolidated revenues	44,326	40,613	—	84,939
Gross profit	2,792	3,922	—	6,714
Operating income (loss)	(968)	549	(175)	(594)
Income (loss) before income tax expense	(1,535)	207	(175)	(1,503)
Net income (loss)	(917)	129	(104)	(892)

Segment assets	121,767	57,660	28,263	207,690
Capital expenditures	88	88	216	392
Depreciation and amortization expense	881	851	—	1,732

Segment revenue from external customers by industry type are as follows:

	Construction Services	Repair & Maintenance Services	Total
Three Months Ended August 31, 2005
Downstream Petroleum Industry	$50,435	$43,222	$93,657
Power Industry	3,544	2,870	6,414
Other Industries	8,236	689	8,925

Total	$62,215	$46,781	$108,996

Three Months Ended August 31, 2004
Downstream Petroleum Industry	$28,066	$36,629	$64,695
Power Industry	11,254	1,363	12,617
Other Industries	5,006	2,621	7,627

Total	$44,326	$40,613	$84,939

Other Industries consists primarily of liquefied natural gas, wastewater, food and beverage, manufacturing and paper industries.

Note 14 – Subsequent Events

Private Placement of Common Stock

On October 3, 2005, the Company completed a private placement of approximately 2.3 million shares of common stock. The common stock was priced at $6.50 per share. The proceeds to Matrix Service will be approximately $15.0 million. The Company used the proceeds to repay a portion of its outstanding balance on the Company’s $35 million revolving line of credit in order to provide additional liquidity for working capital needs. The Company has agreed to file a registration statement with the SEC covering the resale of the shares within 60 days.

In connection with the private placement of common stock, on October 3, 2005, we entered into a registration rights agreement with the purchasers of the common stock. The registration rights agreement requires us to file a registration statement with respect to the resale of the shares of our common stock issued in the private placement within 60 days after the closing date and to cause the registration statement to be declared effective by the SEC no later than the “effectiveness date,” which is defined as the earlier of (i) 120 days after the closing, and (ii) five trading days after we are notified by the SEC that the registration statement will not be reviewed or is no longer subject to further review and comments. The registration rights agreement also requires us to use our best efforts to keep the registration statement continuously effective until the earlier of (a) the date on which all of the common stock covered by such registration statement has been sold or may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act of 1933, as amended, or (b) the fifth anniversary of the date the registration statement is declared effective by the SEC. If we fail to satisfy our obligations under the registration rights agreement, we will owe the holders of the common stock as partial liquidated damages an amount in cash equal to 1% of the aggregate amount paid for the common stock for each such event, and thereafter on each monthly anniversary of each such event (if the applicable failure shall not have been cured by such date) until the applicable failure is cured, we will owe the note holders an amount in cash equal to an additional 1% of the aggregate amount paid for the common stock.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The following is a discussion of the most critical accounting policies, judgments and uncertainties that are inherent in our application of generally accepted accounting principles (GAAP).

Revenue Recognition

Matrix records profits on long-term construction contracts on a percentage-of-completion basis using the cost-to-cost method. Contracts in process are valued at cost plus accrued profits less billings on uncompleted contracts. Contracts are generally considered substantially complete when field construction is completed. Matrix includes pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs, when Matrix determines that it is responsible for the procurement and management of such cost components on behalf of the customer.

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

As of August 31, 2005 and May 31, 2005, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of approximately $0.2 million and $0.2 million, respectively, and claims of approximately $0.4 million and $0.4 million, respectively. Historically, our collections for unapproved change orders and other claims have approximated the amount of revenue recognized.

The following table provides a rollforward of revenue recognized on claims and unapproved change orders. Amounts disclosed for unapproved change orders exclude amounts associated with contract disputes disclosed in Note 9 – Disputed Contracts.

	Claims for Unapproved Change Orders	Other Claims	Total
	(In Thousands)
Balance at May 31, 2004	$1,457	$1,264	$2,721
Additions	—	5	5
Collections	(1,761)	(150)	(1,911)
Gain/(Loss)	358	19	377

Balance at August 31, 2004	$54	$1,138	$1,192

Balance at May 31, 2005	$208	$383	$591
Additions	150	13	163
Collections	(183)	—	(183)
Gain/(Loss)	12	—	12

Balance at August 31, 2005	$187	$396	$583

Contract Dispute Receivables

Contract Dispute Receivables are comprised of accounts receivable and cost and estimated earnings in excess of billings for which settlement is only expected to occur through legal proceedings such as mediation, arbitration or litigation. Such proceedings have resulted in delays in obtaining resolution. As a result, the balances are presented separately on the balance sheet at estimated net realizable value based upon the most current information available. Amounts ultimately received may differ from the current estimate.

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

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. As of August 31, 2005 and May 31, 2005, insurance reserves totaling $4.7 million and $5.0 million, respectively, are reflected on our balance sheet. These amounts represent our best estimate of our ultimate obligations for asserted claims plus claims incurred but not yet reported at the balance sheet date. We establish specific reserves for claims using case-basis evaluations of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. Additionally, the actual results of claim settlements could differ from the amounts estimated.

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

Results of Operations

Overview

The Company has two reportable segments, Construction Services and Repair & Maintenance Services. The majority of the work for both segments is performed in the United States with only a minimal amount occurring in Canada.

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

Three Months Ended August 31, 2005 Compared to Three Months Ended August 31, 2004

Consolidated

Consolidated revenues were $109.0 million in fiscal 2006, an increase of $24.1 million, or 28.3%, from consolidated revenues of $84.9 million for fiscal 2005. This increase in consolidated revenues resulted from a $17.9 million increase in Construction Services revenues along with an increase of $6.2 million in Repairs & Maintenance Services revenues.

Consolidated gross profit increased from $6.7 million in fiscal 2005 to $10.2 million during fiscal 2006. This improvement of $3.5 million, or 51.7%, in gross profit resulted primarily from the 28.3% increase in revenues. Consolidated gross margin increased from 7.9% in fiscal 2005 to 9.3% in fiscal 2006 primarily due to the improvement in revenues, which led to a larger consolidated revenue base available to absorb fixed costs. In addition, restructuring efforts in late fiscal 2005 led to a smaller fixed cost structure, which management believes is now in line to support the volume of work that is occurring. Margins were also positively impacted due to the majority of additional revenues coming from the Construction Services segment.

Consolidated SG&A expenses were $7.2 million during fiscal 2006 compared to $7.1 million for fiscal 2005. This slight increase occurred despite a decrease of $0.6 million in personnel costs as these savings were more than offset by excess legal and consulting fess. SG&A expense as a percentage of revenue decreased to 6.6% in fiscal 2006 compared to 8.4% in the prior fiscal year primarily as a result of a 28.3% increase in revenues.

Interest expense increased to $2.8 million during fiscal 2006 as compared to $0.9 million in fiscal 2005 due to higher interest rates and amortization of debt issuance costs of $1.1 million, amortization of prepaid interest of $0.5 million, and accrued margin interest on the senior credit facility of $0.3 million. The amortization of debt issuance costs was accelerated in fiscal 2006, as we expect to refinance this facility by November 30, 2005. In fiscal 2005, we only incurred $0.1 million of amortization related to prepaid bank fees.

Other income in fiscal 2006 increased $0.7 million, which resulted from gains on the sale of assets identified during the restructuring effort.

Income before income tax expense increased to $0.6 million in fiscal 2006 from a loss before income tax of $1.5 million in fiscal 2005. This $2.1 million improvement was due to higher gross profit resulting from the 28.3% increase in consolidated revenues combined with a gain on the sale of assets, offset partially by higher interest expense.

The effective tax rates for fiscal 2006 and fiscal 2005 were 39.0% and 40.7%, respectively. The decline in the fiscal 2006 rate is attributable to less income being generated from states with higher tax rates.

Construction Services

Construction Services’ revenues during fiscal 2006 were $62.2 million, compared to $44.3 million in the prior fiscal year, an increase of $17.9 million, or 40.4%. The improvement was primarily due to a $22.4 million increase in revenues from the Downstream Petroleum Industry, which resulted partially from tank construction activity. Also positively impacting revenues was an increase in Other Industries of $3.2 million. Partially offsetting these increases was a decline in revenues from the Power Industry, which decreased $7.7 million.

Gross profit increased from $2.8 million in fiscal 2005 to $6.4 million during fiscal 2006, an increase of 130.7% resulting primarily from the 40.4% increase in the volume of business. Construction Services gross margins improved from 6.3% in fiscal 2005 to 10.4% during fiscal 2006 due to a larger revenue base available for fixed cost absorption along with an overall reduction to the fixed cost structure as a result of restructuring efforts. In addition, margins have benefited from strong tank construction activity during fiscal 2006.

The operating income and income before income tax expense for fiscal 2006 of $2.6 million and $1.1 million, respectively, were higher than the operating loss and loss before income tax expense of $1.0 million and $1.5 million, respectively, produced in fiscal 2005. This improvement was due to the sharp increase in revenues offset partially by higher interest expense.

Repair & Maintenance Services

Revenues from Repair & Maintenance Services advanced by $6.2 million, or 15.2%, from $40.6 million during fiscal 2005 to $46.8 million in fiscal 2006. This improvement resulted primarily from increased revenues from the Downstream Petroleum Industry, which improved $6.6 million. In addition, revenues from the Power Industry rose $1.5 million, while revenues from Other Industries fell $1.9 million.

Gross margins of 8.0% for fiscal 2006 were lower than gross margins of 9.7% in fiscal 2005 despite the 15.2% increase in revenues. This decline was a result of lower turnaround activity in the plant services units and the presence of lower margin maintenance projects recently exited in the Eastern operations. Gross profit also saw a decrease from $3.9 million in fiscal 2005 to $3.7 million in fiscal 2006 primarily from the inclusion of lower margin projects in fiscal 2006 offset partially by the benefit of increased revenues.

Operating income and loss before income tax expense for fiscal 2006 of $0.2 million and $0.3 million, respectively, were lower than the operating income and income before income tax expense of $0.5 million and $0.2 million, respectively, produced in fiscal 2005. This decline was primarily due to lower margin projects combined with higher interest expense.

Backlog

Backlog includes the remaining revenue to be recognized on contracts that we consider being firm. Contracts with lump sum or cost plus pricing terms are normally included in backlog. As the contract value of time and material contracts is not firm, those contracts are normally excluded from backlog unless the contract includes a minimum contract value. Other than one significant project to construct liquefied natural gas tanks, we expect virtually all of the projects comprising our backlog to be completed within twelve months. Because many of our contracts are performed within short time periods after receipt of an order and as backlog amounts exclude signed time and materials contracts, we do not believe that our level of backlog at the end of any given period is a precise indicator of our future revenues, especially for our Repair and Maintenance Services segment.

At August 31, 2005, the Construction Services segment had an estimated backlog of work under contracts of approximately $195 million, as compared to an estimated backlog of approximately $201 million as of May 31, 2005. Additions to the Construction Services backlog in the first quarter were approximately $45 million and did not include a $22 million contract for the terminal facility in St. James disclosed by the Company on October 5, 2005.

The backlog at August 31, 2005 for the Repair and Maintenance Services segment was approximately $31 million, an increase of approximately $16 million that was primarily the result of additional work awarded for downstream petroleum services. The total additions to backlog for the Repair and Maintenance Services segment were approximately $34 million in the first quarter of fiscal 2006.

The following provides a roll forward of our backlog from May 31, 2005 to August 31, 2005.

	Construction Services	Repair and Maintenance Services	Total
	(In Thousands)
Backlog as of May 31, 2005	$200,944	$14,550	$215,494
New Backlog Awarded	45,339	34,012	79,351
Revenue Recognized on Contracts in Backlog	(51,602)	(17,315)	(68,917)

Backlog as of August 31, 2005	$194,681	$31,247	$225,928

The following reconciles revenue recognized on contracts in backlog to total revenue for the first quarter of fiscal 2006.

	Construction Services	Repair and Maintenance Services	Total
	(In Thousands)
Revenue Recognized on Contracts in Backlog	$51,602	$17,315	$68,917
Revenue Recognized on Contracts not in Backlog	10,613	29,466	40,079

Total Revenue Recognized	$62,215	$46,781	$108,996

Non-GAAP Financial Measure

EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings before taxes, interest expense, depreciation and amortization. We have presented EBITDA because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our consolidated statements of operations entitled “net income (loss)” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use, and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income (loss), the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions, which are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

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

EBITDA for the three-month period ended August 31, 2005 was $4.8 million, compared to $1.1 million for the three-month period ended August 31, 2004. A reconciliation of EBITDA to net income (loss) follows:

	Three Months Ended
	August 31, 2005	August 31, 2004
	(In Thousands)
Net Income (loss)	$375	$(892)
Interest Expense, net	2,770	901
Provision (benefit) for income taxes	239	(611)
Depreciation and amortization	1,447	1,732

EBITDA	$4,831	$1,130

The $3.7 million increase in EBITDA for the three months ended August 31, 2005 as compared to three-month period for the prior year was primarily due to higher revenues in fiscal 2006 combined with the benefit of restructuring efforts, which led to a smaller fixed cost structure. In addition, EBITDA for fiscal 2006 was further enhanced by the gain on the sale of assets that were identified as part of the Company’s restructuring efforts.

Financial Condition & Liquidity

Historically, Matrix has financed its operations with cash from operations and from advances under its credit facility. Matrix’s cash and cash equivalents totaled approximately $1.1 million at August 31, 2005 and approximately $1.5 million at May 31, 2005. In the three months ended August 31, 2005, operations provided $6.8 million of cash and financing activities used $8.5 million of cash. In the three months ended August 31, 2004, operations provided $17.3 million of cash and financing activities used $16.6 million of cash. This difference was primarily attributable to the improved payment of vendors in the three months ended August 31, 2005 as compared to the three months ended August 31, 2004 that occurred as a result of improved liquidity in fiscal 2006.

Accounts receivable decreased $14.2 million, or 20.2%, when comparing the balance of $55.9 million at August 31, 2005 to the balance of $70.1 million at May 31, 2005. This decline is relatively in line with the 15.7% reduction in revenues experienced for the three months ended August 31, 2005 compared to the three months ended May 31, 2005.

Cost in excess of billings was $22.6 million as of August 31, 2005 as compared to $22.7 million as of May 31, 2005. This decrease of $0.1 million is not consistent with the 15.7% reduction in revenues when comparing the three month periods ending August 31, 2005 and May 31, 2005. This inconsistency is due to a larger presence of projects whose contract terms provide for billings upon the completion of designated project milestones.

Accounts payable were $33.5 million as of August 31, 2005, as compared to $38.1 million as of May 31, 2005. This decrease of $4.6 million, or 12.1%, is relatively in line with the 15.7% reduction in revenues experienced for the three months ended August 31, 2005 compared to the three months ended May 31, 2005.

Other accrued expenses were $10.3 million as of August 31, 2005, which represents a decrease of $5.5 million from the $15.8 million balance as of May 31, 2005. This decline was due primarily to a reduction in payroll related liabilities.

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

In April 2005, the Company issued $30.0 million of convertible notes and the Term Loan B was repaid in full. At that time, the credit agreement was amended to limit availability under the primary revolver to the lesser of $35 million or 80% of a borrowing base defined in the credit agreement. The amendment also established a $10 million revolving loan B commitment. The revolving loan B commitment bore cash interest at prime, had an original maturity of October 31, 2005 and is secured by various contract dispute receivables. Availability under the commitment is limited to $10 million less an amount equal to the value of all of our outstanding checks. The revolving loan B commitment will be further reduced by an amount equal to any funds collected with respect to “large disputed accounts.” In addition, the revolving B borrowing base and, consequently, the revolving B loan commitment, may be decreased by the revolver B lenders at their sole discretion.

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

Amendment Ten to our credit agreement modified our financial covenants. Under Amendment Ten, we are required to maintain minimum levels of “augmented consolidated EBITDA” for various quarterly test periods through May 31, 2006 as of designated quarterly test dates. The starting point for the augmented consolidated EBITDA is “consolidated EBITDA,” which is defined to include “consolidated net income,” plus, to the extent deducted in determining consolidated net income, (i) consolidated interest expense (ii) expense for taxes paid or accrued, (iii) depreciation and amortization, and (iv) up to $3,000,000 in the aggregate of the following: (A) (1) specifically defined professional and consulting fees, (2) other expenses related to the reorganization of Company’s fabrication operations, (3) lease termination costs arising from the termination of leases occurring as a part of and during the restructuring, and (4) costs and expenses related to the search for a replacement Chief Executive Officer but only to the extent paid or incurred on or before November 30, 2005; (B) severance payments and retention bonuses associated with restructuring; (C) legal fees and legal expenses incurred with regard to the enforcement and collection of the large disputed accounts; (D) losses on sales of fixed assets approved by the lenders and incurred prior to November 30, 2005; and (E) losses arising from the settlement of large disputed accounts minus, to the extent included in consolidated net income, (i) gains on sales of fixed assets, (ii) extraordinary gains realized other than in the ordinary course of business, and (iii) income tax benefits. In connection with calculating augmented consolidated EBITDA, consolidated EBITDA is increased by an amount equal to the lesser of (i) $3,000,000 or (ii) the sum of the following: (A) if one or more sales of assets approved by the lenders has occurred, then the aggregate for all such sales of the following: the amount, if any, by which (1) an amount equal to the Borrowing Base immediately after the closing of such sale minus the aggregate principal balance of the Revolving Loans measured immediately after the application of such proceeds exceeds; (2) an amount equal to the Borrowing Base immediately prior to the closing of such sales minus the aggregate principal balance of the Revolving Loans measured immediately prior to the application of such proceeds; (B) federal and state tax refunds received during such period less the amount of any taxes paid; (C) reimbursements received during such period from customers for capital expenditures associated with a specified liquefied natural gas project undertaken by us to the extent that, during the same period, such capital expenditures actually occurred; and (D) cash proceeds received during such period from the sale of any common stock, preferred stock, warrant or other equity (other than the exercise of stock options by employees, officers and directors) approved by the lenders and from the issuance of any subordinated indebtedness approved by the lenders. The minimum level of augmented consolidated EBITDA for each quarterly test period is as follows:

Test Periods	Minimum Augmented Consolidated EBITDA	Test Date
June 1, 2005 through August 31, 2005	$4,135,000	September 30, 2005
June 1, 2005 through November 30, 2005	$7,493,000	December 31, 2005
June 1, 2005 through February 28, 2006	$10,651,000	March 31, 2006
June 1, 2005 through May 31, 2006	$15,302,000	June 30, 2006

Amendment Ten requires us to maintain a minimum senior fixed charge coverage ratio of 1.00 as of each quarterly measurement date, which is a ratio of (i) augmented consolidated EBITDA for the fiscal year to date, minus cash dividends and distributions made or paid during the period, to (ii) (A) scheduled current maturities of the term loan for the fiscal year to date, plus (B) scheduled current maturities of the Hake Group acquisition payable for the fiscal year to date, plus (C) consolidated interest expense for the year to date (excluding amounts included in consolidated interest expense for (1) amortization of deferred financing fees, (2) amortization of prepaid interest related to the subordinated debt, (3) accretion related to the Hake Group acquisition payable, and (4) interest attributable to the additional accrued margin that is neither paid for nor due and payable during the fiscal year to date), plus (D) current maturities on capitalized leases for the fiscal year to date and plus (E) capital expenditures paid during such fiscal year to such date.

Amendment Ten requires us to maintain a minimum debt service coverage ratio of (i) consolidated EBITDA for the fiscal year to date, minus cash dividends and distributions during the period, to (ii) (A) scheduled current maturities of the term loan for the fiscal year to date, plus (B) scheduled current maturities of the Hake Group acquisition payable for the fiscal year to date, plus (C) consolidated interest expense for the year to date (excluding amounts described above), plus (D) current maturities on capitalized leases for the fiscal year to date. The required debt service coverage ratio is 1.43 for the period ended August 31, 2005, 1.65 for the period ending November 30, 2005, 1.65 for the period ending February 28, 2006 and 1.38 for the period ending May 31, 2006.

The following table presents our performance in relation to the required and actual financial covenant measures in effect as of August 31, 2005:

Augmented Consolidated EBITDA (In Thousands)
EBITDA (see Non-GAAP measure)	$4,831
Adjustments defined in credit facility:
Gain on sale of assets	(720)
Restructuring charges per Note 3	322
Legal fees on large disputed accounts	525
Other adjustments as defined above	325

Consolidated EBITDA, as defined above	5,283
Adjustments, as defined above	1,773

Actual Augmented Consolidated EBITDA	7,056
Minimum Required	4,135

Excess	$2,921

Senior Fixed Charge Ratio
Actual	2.42
Minimum Required	1.00

Excess	1.42

Debt Service Coverage Ratio
Actual	2.67
Minimum Required	1.43

Excess	1.24

Amendment Ten provides that borrowings under the revolvers and the term loan bear prime-based interest plus a margin, and an additional accrued margin that is paid upon termination of the facility as further described in this paragraph. The amendment provides for cash pay interest at a rate of prime plus 1.0% and accrued interest at 1.0% beginning April 2005 and escalating fifty basis points monthly until December 31, 2005 at which time the accrued margin is 5.0%. For the period from January 1, 2006 to January 31, 2006, cash pay interest converts to prime plus 3.5% with accrued interest at 3.5% on both revolvers and the term loan. For the period from February 1, 2006 to February 28, 2006, cash pay interest converts to prime plus 4.75% with accrued interest at 2.5% on both revolvers and the term loan. For the period from March 1, 2006 to March 31, 2006, cash pay interest converts to prime plus 6.0% with accrued interest at 1.5% on both revolvers and the term loan. Effective April 1, 2006, cash pay interest converts to prime plus 8.25% on both revolvers. We were paying a weighted average interest rate of 10.50% on the term loan and the revolver at August 31, 2005.

At August 31, 2005, $15.5 million was outstanding under the revolver and $18.5 million was outstanding under the term loan. There were no borrowings under Revolver B. The additional accrued margin recorded as an accrued liability as of August 31, 2005 and May 31, 2005 was $0.4 million and $0.3 million, respectively. In addition, the Company has an accrued liability of $1.0 million recorded as of August 31, 2005 and May 31, 2005 for credit facility amendment fees, which is payable upon termination of the facility. In addition, $11.8 million of the revolver was utilized by outstanding letters of credit, which automatically renew on an annual basis. At August 31, 2005, remaining availability under the credit facility consisted of $5.2 million available under the primary revolver and $7.6 million under Revolver B. At October 4, 2005, no balance was outstanding under the primary revolver, $11.2 was utilized by outstanding letters of credit and our availability was $23.6 million. As of that same date, the outstanding balance on the term loan was approximately $16.9 million. Furthermore, Revolver B was eliminated upon the completion of the private placement of common stock discussed in Note 14.

The credit agreement limits our capital expenditures to $9 million annually, limits unsecured indebtedness we may borrow for general operating purposes to $1 million, limits capital lease obligations to $15 million and limits the amount of letters of credit we may have outstanding to $15 million.

While we are currently working to obtain a new credit facility, we cannot assure you that our efforts to extend or refinance our credit facility will be successful. In addition, the failure to comply with the terms of our credit agreement has required us to incur significant fees to our lenders to obtain waivers and amendments and caused us to seek alternative financing. Without acceptable waiver or amendments from our lenders with respect to any future covenant violations or alternative financing on terms acceptable to us, our lenders would have the right, among others, to declare all amounts outstanding under the credit agreement to be immediately due and payable and foreclose upon and sell substantially all of our assets to repay such amounts.

The credit facility provides for mandatory prepayments upon the occurrence of certain events. As certain of these events are expected to occur in fiscal 2006 and as the revolver facility expires on June 30, 2006, we have classified all amounts borrowed under the credit facility as current.

Convertible Debt

In connection with the private placement of $30 million of convertible notes, on April 22, 2005, we entered into a registration rights agreement with the investors in the convertible notes. The registration rights agreement requires us to use our best efforts to keep our registration statement, covering the resale of the shares of our common stock issuable upon conversion of the convertible notes, continuously effective until the earlier of (a) the date on which all of our common stock covered by such registration statement has been sold or may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act of 1933, as amended, or (b) the fifth anniversary of the closing date. The Registration Statement was declared effective by the SEC on June 17, 2005. However, if we fail to satisfy our obligations under the registration rights agreement, we will owe the holders of the convertible notes as partial liquidated damages an amount in cash equal to 1% of the aggregate amount paid for the convertible notes for each such event, and thereafter on each monthly anniversary of each such event (if the applicable failure shall not have been cured by such date) until the applicable failure is cured, we will owe the note holders an amount in cash equal to an additional 1% of the aggregate amount paid for the convertible notes. The notes are convertible into shares of the Company’s common stock at an initial conversion price of $4.69 per share, subject to adjustment for stock dividends, stock splits, or other matters as provided for in the securities purchase agreement.

The convertible notes were issued under a securities purchase agreement among the Company and certain investors, and bear interest at a rate of 7% per year. An initial interest pre-payment of $4.2 million was made on April 25, 2005 for the period to and including April 25, 2007. Prepaid interest of $2.1 million is included in prepaid assets and $1.4 million in other assets at August 31, 2005. Interest is payable in arrears on each March 31, June 30, September 30 and December 31, beginning on June 30, 2007, through the date of maturity. The original agreement provided that if we fail to refinance our credit facility prior to September 30, 2005, additional interest of 5.00% per annum will accrue and be added to the principal balance of our convertible notes beginning October 1, 2005 and until our credit facility is refinanced. In connection with the sale of private placement of common stock, the holders of the convertible notes waived the accrual of additional interest for forty-five days, or until November 15, 2005.

The securities purchase agreement requires us to maintain certain financial ratios, limits the amount of capital and operating leases we can enter into, limits the amount of additional borrowings we may incur, and limits the amount of purchase money financing we may enter into.

Financial ratios contained in the securities purchase agreement are as follows:

•	Commencing fifteen months from the April 25, 2005 closing date, and so long as any of the convertible notes are outstanding, a leverage ratio not to exceed 4.25 to 1.0. The leverage ratio is calculated as the ratio of total debt as of any date to EBITDA for the period of four consecutive fiscal quarters ending on, or most recently before, such date. EBITDA is defined as consolidated net income plus, to the extent deducted in determining consolidated net income, (i) consolidated interest expense, (ii) expense for taxes paid or accrued, (iii) depreciation, amortization and other non-cash charges, including non-cash charges related to the implementation of the Company’s restructuring plan, and cash charges for professional fees associated therewith, (iv) losses on sale of fixed assets, and (v) extraordinary losses incurred other than in the ordinary course of business, minus, to the extent included in consolidated net income, (i) gains on sales of fixed assets, and (ii) extraordinary gains realized other than in the ordinary course of business, all calculated for the Company and its subsidiaries on a consolidated basis for the then most recently ended four fiscal quarters.

•	From fifteen months from the April 25, 2005 closing date, until the second anniversary of the closing date for the convertible notes, a cash interest coverage ratio, which must at all times exceed 2.5 to 1. The cash interest coverage ratio is calculated as the ratio of (i) EBITDA for the then most recently ended fiscal four quarters to (ii) “cash interest expense” for such period. The term “cash interest expense” includes interest expense of the Company and its subsidiaries for such period (excluding interest expense that has been capitalized and not paid in cash), determined on a consolidated basis in accordance with GAAP.

•	After the second anniversary of the April 25, 2005 closing date, an “interest coverage ratio,” which must at all times exceed 2.5 to 1.0. The interest coverage ratio is calculated as the ratio of EBITDA for a period of the four consecutive fiscal quarters to (ii) interest expense for such period. The term “interest expense” includes interest expense of the Company and its subsidiaries for such period, determined on a consolidated basis in accordance with GAAP.

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

As of August 31, 2005, $500,000 in principal amount of the convertible notes had been converted by note holders into 95,854 shares of the Company’s Common Stock.

Private Placement of Common Stock

On October 3, 2005, the Company completed a private placement of approximately 2.3 million shares of common stock. The common stock was priced at $6.50 per share. The proceeds to Matrix Service were approximately $15.0 million. The Company used the proceeds to repay a portion of its outstanding balance on the Company’s $35 million revolving line of credit in order to provide additional liquidity for working capital needs. The Company has agreed to file a registration statement with the SEC covering the resale of the shares within 60 days.

Acquisition Payable

As part of the purchase of the Hake Group of Companies in Fiscal 2003, the Company entered into an acquisition payable for a portion of the purchase price. The acquisition payable was originally recorded at its fair value and is accreted for the change in its present value each period utilizing a 5.1% effective interest rate. Payments related to the acquisition payable are due annually on March 7 with $1.9 million due annually in 2006 and 2007, and $2.8 million due in 2008.

Capital Expenditures

Capital expenditures during the three months ended in August 31, 2005 totaled approximately $0.9 million. The Company expects capital expenditures for fiscal 2006 to approximate $6.5 million, which was the original fiscal 2006 budgeted amount.

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

In March 2005, the Company began a restructuring program and as part of the restructuring efforts, engaged a financial consultant to assist senior management with the following:

•	determining short-term and long-term liquidity needs;

•	improving forecasting tools;

•	providing oversight of all restructuring activities;

•	identifying cost reduction and operations improvement opportunities;

•	reviewing operating and financial plans and cash flow forecasts at corporate and divisional levels;

•	assessing core business, management, policy operations, facilities, equipment and operating practices;

•	conducting feasibility analyses in connection with debt restructuring efforts; and

•	interfacing with creditors.

The Company’s restructuring program was designed to reduce its cost structure and improve its operating results and liquidity. The Company focused on its core strengths and identified areas with the objective of eliminating unprofitable and marginal work. As a result of this effort, Matrix has sold certain non-core assets. Matrix is also in the process of selling an excess facility in Holmes, Pennsylvania. These liquidity events, coupled with various tax refunds have yielded approximately $7.7 million in cash, including $1.6 million in the fourth quarter of fiscal 2005, $3.1 million in the first quarter of fiscal 2006, and $3.0 million to date in the second quarter of fiscal 2006. In addition, these events are expected to yield an additional $4.7 million during the remainder of fiscal 2006. In the fourth quarter of fiscal 2005, Matrix also ceased to work on a number of large routine maintenance contracts that were utilizing valuable resources while providing minimal returns. As these maintenance contracts were reduced, there was a significant reduction of overhead and administration costs. As a result of these efforts and other efforts to reduce costs, Matrix was able to reduce its annual administrative payroll and benefit costs by more than $5.0 million.

Management also has initiated a number of steps to improve the Company’s liquidity situation, including the following:

•	improving overall operating performance based upon the restructuring efforts currently underway;

•	selling certain non-core assets;

•	executing a $15 million private placement of equity; and

•	evaluating alternatives to accelerate collection of amounts due on the contract disputes.

Outlook

The transition year of fiscal 2006 has started on a good note with our continued emphasis on executing our work profitably, reducing our risk profile, improving margins, increasing liquidity and completing the restructuring of our balance sheet, which we expect to occur by the end of the second quarter of fiscal 2006.

Hurricane Katrina and Rita have had a devastating impact on the Gulf region. Matrix personnel were on 11 job sites, which were all evacuated. Currently, 9 of the 11 job sites remain shut down. We lost approximately $500,000 of equipment, most of which was covered by insurance. There was no damage to our Houston regional office nor to the equipment in the yard.

In general, we have received numerous calls requesting the status of our resources and capabilities. The majority of our clients are still in the process of determining the scope of damages.

The restructuring effort initiated in the fourth quarter of fiscal 2005 continues to go extremely well and the speed of the turnaround effort has exceeded our expectations. To date, the Company has completed $7.7 million of liquidity events through surplus asset sales and tax refunds.

While we are still not in a position to provide earnings guidance, we believe the strength demonstrated in our Construction Services segment, particularly in the Downstream Petroleum Industry, should continue. Repair and Maintenance revenues and margins should continue to improve through the balance of the year. Based upon these factors, we are raising our revenue guidance to $400 million to $450 million versus our previous guidance of $375 million to $425 million.

We continue to make progress with the disputed receivables as we proceed through the arbitration or litigation channels. We are hopeful that we will have resolution on these receivables by the end of fiscal 2006.

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

These statements are based on certain assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in our Form 10-K for the year ended May 31, 2005 and listed from time to time in our filings with the Securities and Exchange Commission;

•	general economic, market or business conditions;

•	changes in laws or regulations; and

•	other factors, most of which are beyond our control.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

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

Other

There have been no material changes in market risk faced by us from those reported in our 2005 Annual Report on Form 10-K filed with the Securities Exchange Commission. For more information on market risk, see Part II, Item 7A in our 2005 Annual Report on Form 10-K.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2005.

As described in the Management’s Report on Internal Control Over Financial Reporting included in the Company’s 2005 Annual Report on Form 10-K, the Company identified and reported to the Company’s Audit Committee and Ernst & Young LLP, the Company’s independent registered public accounting firm, certain ineffective controls which together constituted a material weakness in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) with respect to the revenue recognition process at its Eastern Business Unit as of May 31, 2005.

As a result of this material weakness, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective, as of May 31, 2005 and August 31, 2005. The Company is currently in the process of correcting the remaining control issues. The Company expects remediation to be completed in fiscal year 2006.

Based upon their evaluation, management and the Company have taken the following steps to improve the effectiveness of its disclosure controls:

•	formed a committee, including the chief executive officer and chief financial officer, that is responsible for correcting the control issues identified;

•	developed a remediation plan and timeline; and

•	implemented improved and more documented reviews of job forecasts and related percentage-of-completion computations, and procedures for documenting such reviews.

The Company will also be taking the following steps to improve the effectiveness of its disclosure controls:

•	implementing new and expanded training programs for information critical to employees responsible for financial reporting;

•	reinforcing procedures related to recording and reporting approved and disputed change orders;

•	improving documentation of invoicing reconciliation; and

•	developing additional compensating controls.

Except as described above, there were no changes in the registrant’s internal control over financial reporting that occurred during the quarter ended August 31, 2005, that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Notwithstanding the above-mentioned material weakness, in light of the processes employed in the preparation of the Company’s consolidated financial statements for the quarter ended August 31, 2005, management and the Company believe that the unaudited financial statements included in Item 1 of this Quarterly Report on Form 10-Q fairly present the Company’s consolidated financial position as of, and the consolidated results of operations for the quarter ended August 31, 2005. These processes included detailed analysis of various key accounts, detailed review of revenue recognized and certain other review procedures. As a result of these processes, management concluded that no material adjustments were needed to such financial statements.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

For information regarding legal proceedings, see Notes 9 and 10 in Item 1 of Part 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Part II, Item 1.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2000, the Board of Directors authorized a stock buyback program, which permitted the purchase of up to 20% (i.e., 3,447,506 shares) of the common stock outstanding at that time. To date, Matrix has purchased 2,116,800 shares under the program and has authorization to purchase an additional 1,330,706 shares.

The Company intends to utilize these purchased treasury shares solely for the satisfaction of stock issuance under the 1990, 1991 and 2004 Stock Option Plans and the 1995 Nonemployee Director Stock Option Plan.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Shares That May Yet Be Purchased Under the Plans or Programs
June 1 to June 30, 2005	0	$—	2,116,800	1,330,706
July 1 to July 31, 2005	0	$—	2,116,800	1,330,706
August 1 to August 31, 2005	0	$—	2,116,800	1,330,706

Total	0	$—	2,116,800	1,330,706

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable

ITEM 5. Other Information

Not Applicable

ITEM 6. Exhibits:

Exhibit 10.1:	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

Exhibit 10.2:	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

Exhibit 10.3:	Amendment No. Two to Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

Exhibit 10.4:	Side Letter (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

Exhibit 10.5:	Credit Agreement Waiver Letter dated September 28, 2005.

Exhibit 10.6:	Waiver Letter, dated September 30, 2005, to the Securities Purchase Agreement, dated as of April 22, 2005.

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date: October 6, 2005	By:	George L. Austin
George L. Austin Vice President-Finance and Chief Financial Officer signing on behalf of the registrant and as the registrant’s chief accounting officer.

EXHIBIT INDEX

Exhibit 10.1:	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

Exhibit 10.2:	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

Exhibit 10.3:	Amendment No. Two to Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

Exhibit 10.4:	Side Letter (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 4, 2005).

Exhibit 10.5:	Credit Agreement Waiver Letter dated September 28, 2005.

Exhibit 10.6:	Waiver Letter, dated September 30, 2005, to the Securities Purchase Agreement, dated as of April 22, 2005.

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.