Form 10-K/A
period 2005-05-31
MATRIX SERVICE CO
filed 2005-10-20
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Matrix Service Company (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (the “Original 10-K”), originally filed on August 17, 2005, solely for the purpose of correcting the cover page of the Original 10-K, in which the Company inadvertently checked the box “no,” to the questions (1) whether the Company has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Matrix Service has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATRIX SERVICE

Date: October 20, 2005
Michael J. Hall, President