Form 10-Q
period 2005-11-30
MATRIX SERVICE CO
filed 2006-01-05
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2005

or

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

As of January 4, 2006, there were 22,595,243 shares of the Company’s common stock, $0.01 par value per share, issued and 20,772,643 shares outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

Matrix Service Company

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	November 30, 2005	November 30, 2004	November 30, 2005	November 30, 2004
	(unaudited)		(unaudited)
Revenues	$126,778	$113,522	$235,774	$198,461
Cost of revenues	113,819	102,554	212,632	180,779

Gross profit	12,959	10,968	23,142	17,682
Selling, general and administrative expenses	7,487	7,740	14,694	14,873
Impairment and abandonment costs	70	—	70	—
Restructuring	45	(27)	367	148

Operating income	5,357	3,255	8,011	2,661

Other income (expense):
Interest expense	(2,638)	(1,096)	(5,415)	(1,997)
Interest income	2	1	9	1
Other	838	22	1,568	14

Income before income taxes	3,559	2,182	4,173	679
Income tax provision	1,391	889	1,630	278

Net income	$2,168	$1,293	$2,543	$401

Basic earnings per common share	$0.11	$0.07	$0.14	$0.02

Diluted earnings per common share	$0.10	$0.07	$0.13	$0.02

Weighted average common shares outstanding:
Basic	19,537,664	17,319,133	18,477,718	17,294,411
Diluted	25,693,625	17,605,025	24,881,711	17,673,718

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Balance Sheets

(In thousands)

	November 30, 2005	May 31, 2005
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,496	$1,496
Accounts receivable, less allowances (November 30, 2005 - $632, May 31, 2005 - $461)	61,317	70,088
Contract dispute receivables, net	22,179	20,975
Costs and estimated earnings in excess of billings on uncompleted contracts	28,106	22,733
Inventories	3,741	4,739
Income tax receivable	670	3,004
Deferred income taxes	4,739	4,820
Prepaid expenses	5,717	8,245
Assets held for sale	1,488	1,479

Total current assets	130,453	137,579

Property, plant and equipment at cost:
Land and buildings	22,754	23,087
Construction equipment	28,908	29,711
Transportation equipment	10,544	10,862
Furniture and fixtures	9,057	8,889
Construction in progress	945	318

	72,208	72,867
Accumulated depreciation	(37,163)	(35,791)

	35,045	37,076

Goodwill	23,510	24,834

Other assets	1,425	2,891

Total assets	$190,433	$202,380

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Balance Sheets

(In thousands, except share data)

	November 30, 2005	May 31, 2005
	(unaudited)
Liability and stockholders’ equity

Current liabilities:
Accounts payable	$32,311	$38,059
Billings on uncompleted contracts in excess of costs and estimated earnings	13,508	12,311
Accrued insurance	4,827	5,038
Other accrued expenses	14,187	15,759
Current capital lease obligation	299	113
Current portion of long-term debt	20,004	42,765
Current portion of acquisition payable	1,472	1,808

Total current liabilities	86,608	115,853

Convertible notes	25,000	30,000
Acquisition payable	4,276	4,169
Long-term capital lease obligation	548	231
Deferred income taxes	3,618	4,142

Stockholders’ equity:
Common stock - $.01 par value; 30,000,000 shares authorized and 22,595,243 and 19,285,276 shares issued as of November 30, 2005 and May 31, 2005, respectively	226	193
Additional paid-in capital	75,612	56,322
Retained deficit	(769)	(3,307)
Accumulated other comprehensive income (loss)	421	(22)

	75,490	53,186

Less: treasury stock, at cost – 1,838,700 and 1,873,750 shares as of November 30, 2005 and May 31, 2005, respectively	(5,107)	(5,201)

Total stockholders’ equity	70,383	47,985

Total liabilities and stockholders’ equity	$190,433	$202,380

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Cash Flow Statements

(In thousands)

	Six Months Ended
	November 30, 2005	November 30, 2004
	(unaudited)
Operating activities

Net income	$2,543	$401
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	2,864	3,503
Deferred income tax	(462)	104
Loss (Gain) on sale of assets	(1,562)	8
Allowance for uncollectible accounts	465	—
Accretion on acquisition payable	153	190
Change in fair value of interest rate swap	(62)	(104)
Amortization of accumulated loss on interest rate swap	53	83
Amortization of debt issuance costs	2,222	291
Amortization of prepaid interest	1,016	—
Impairment loss	70	—
Changes in operating assets and liabilities increasing (decreasing) cash
Receivables	6,340	4,252
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,809)	(2,252)
Inventories	7	(487)
Prepaid expenses and other assets	(249)	(382)
Accounts payable	(5,008)	10,200
Billings on uncompleted contracts in excess of costs and estimated earnings	1,082	3,174
Accrued expenses	(1,905)	(3,357)
Income tax receivable/payable	2,421	1,717
Other	—	(58)

Net cash provided by operating activities	4,179	17,283

Investing activities

Acquisition of property, plant and equipment	(2,075)	(787)
Proceeds from asset sales	6,269	41

Net cash provided (used) by investing activities	$4,194	$(746)

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Cash Flow Statements

(In thousands)

	Six Months Ended
	November 30, 2005	November 30, 2004
	(unaudited)
Financing activities

Advances under bank credit agreement	$72,201	$92,857
Repayments of bank credit agreement	(94,900)	(108,849)
Payment of debt issuance costs	—	(814)
Capital lease borrowings	662	198
Capital lease payments	(159)	(18)
Issuance of common stock	15,024	367
Repayment of acquisition payable	(382)	—

Net cash used by financing activities	(7,554)	(16,259)

Effect of exchange rate changes on cash	181	122

Net increase in cash and cash equivalents	1,000	400
Cash and cash equivalents, beginning of period	1,496	752

Cash and cash equivalents, end of period	$2,496	$1,152

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:

Income Taxes	$486	$(1,622)

Interest	$1,602	$1,755

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Total
					Translation	Derivative
Balances, May 31, 2005	$193	$56,322	$(3,307)	$(5,201)	$44	$(66)	$47,985
Net income	—	—	2,543	—	—	—	2,543
Other comprehensive income
Translation adjustment	—	—	—	—	410	—	410
Derivative activity	—	—	—	—	—	33	33

Comprehensive income							2,986
Conversion of convertible notes (1,002,275 shares)	10	4,291	—	—	—	—	4,301
Issuance of additional common stock (2,307,692 shares)	23	14,894	—	—	—	—	14,917
Exercise of stock options (35,050 shares)	—	18	(5)	94	—	—	107
Tax effect of exercised stock options	—	87	—	—	—	—	87

Balances, November 30, 2005	$226	$75,612	$(769)	$(5,107)	$454	$(33)	$70,383

Balances, May 31, 2004	$193	$56,101	$35,585	$(5,769)	$(239)	$(156)	$85,715
Net income	—	—	401	—	—	—	401
Other comprehensive income
Translation adjustment	—	—	—	—	543	—	543
Derivative activity	—	—	—	—	—	52	52

Comprehensive income							996
Exercise of stock options (128,000 shares)	—	49	(20)	338	—	—	367
Tax effect of exercised stock options	—	127	—	—	—	—	127

Balances, November 30, 2004	$193	$56,277	$35,966	$(5,431)	$304	$(104)	$87,205

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Matrix Service Company (Matrix Service or the Company) and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2005, included in the Company’s Annual Report on Form 10-K for the year then ended. Matrix Service’s business is seasonal as it is impacted by the timing of projects released by its customer base. In addition, Matrix Service often generates a significant portion of its revenues under a comparatively few major contracts which often do not commence or terminate in the same period from one year to the next. Accordingly, results for any interim period may not necessarily be indicative of future operating results.

Note 2 – Stock Option Plans

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No., 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Statement is required to be adopted at the beginning of fiscal years beginning after June 15, 2005. We intend to adopt Statement 123(R) as of June 1, 2006.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is evaluating the impact of Statement 123(R) and has not selected an adoption method.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees and directors using APB Opinion 25’s intrinsic value method. Under APB opinion 25, the Company generally recognizes no compensation cost for employee stock options as the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	November 30, 2005	November 30, 2004
Risk-free interest rate	3.8%	3.7%
Expected volatility	68.6%	60.6%
Expected life in years	4.6	4.8
Expected dividend yield	—	—

The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 using the Black-Scholes option valuation model:

	Three Months Ended		Six Months Ended
	November 30, 2005	November 30, 2004	November 30, 2005	November 30, 2004
	(In thousands, except per share data)		(In thousands, except per share data)
Net Income as reported	$2,168	$1,293	$2,543	$401
Pro forma compensation expense from stock options	126	95	243	180

Pro forma net income	$2,042	$1,198	$2,300	$221

Earnings per common share as reported:
Basic	$0.11	$0.07	$0.14	$0.02
Diluted	$0.10	$0.07	$0.13	$0.02

Pro Forma Earnings per common share:
Basic	$0.10	$0.07	$0.12	$0.01
Diluted	$0.09	$0.07	$0.12	$0.01

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

The Company’s restructuring program was designed to reduce its cost structure and improve its operating results and liquidity. The Company focused on its core strengths and identified areas with the objective of eliminating unprofitable and marginal work. As a result of this effort, Matrix Service has sold certain non-core assets and is in the process of selling other non-core assets, as discussed in Note 4. These liquidity events, coupled with various tax refunds have yielded approximately $8.4 million in cash, including $1.6 million in the fourth quarter of fiscal 2005, $3.1 million in the first quarter of fiscal 2006, and $3.7 million in the second quarter of fiscal 2006. In addition, other liquidity events are expected to yield an additional $3.2 million during the remainder of fiscal 2006. In the fourth quarter of fiscal 2005, Matrix Service also ceased to work on a number of large routine maintenance contracts that were utilizing valuable resources while providing minimal returns. As these maintenance contracts were reduced, there was a significant reduction of overhead and administration costs. As a result of these efforts and other efforts to reduce costs, Matrix Service was able to reduce its annual administrative payroll and benefit costs by more than $5.0 million.

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

During fiscal 2006, the Company charged less than $0.1 million of restructuring related costs against earnings in the second quarter and has charged $0.4 million in the first six months of fiscal 2006. These restructuring charges were primarily related to additional professional fees incurred in connection with the restructuring activities and cost incurred to shut down a fabrication facility. Restructuring charges related to specific operating activities are reflected in the applicable segment in Note 14. “Other” restructuring charges are allocated based on percentage of revenue. Payments of approximately $0.3 million were made during the three months ended November 30, 2005 and payments for the six months ended November 30, 2005 totaled $1.2 million. The remaining liability of $1.1 million as of November 30, 2005 is reflected in other accrued liabilities.

Restructuring activities other than asset sales and debt refinancing of the Company consist of the following:

	Employee Severance Benefits	Consulting Fees	Hake Acquisition	Environmental	Other Reorganization Costs	Total
	(In thousands)
Liability balance at May 31, 2005	$892	$425	$—	$75	$467	$1,859
Charge (credit) to income	(23)	237	—	—	153	367
(Payment) receipt	(759)	(262)	—	(3)	(150)	(1,174)

Liability balance at November 30, 2005	$110	$400	$—	$72	$470	$1,052

Liability balance at May 31, 2004	$—	$—	$117	$—	$192	$309
Charge (credit) to income	—	—	—	146	2	148
(Payment) receipt	—	—	(117)	(132)	(5)	(254)

Liability balance at November 30, 2004	$—	$—	$—	$14	$189	$203

Note 4 – Property Sales and Assets Held for Sale

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

In the second quarter of fiscal 2006, the Company sold a fabrication facility and land in Holmes, Pennsylvania for $0.7 million. The asset was previously classified as held for sale and the sale resulted in a gain of approximately $0.4 million.

Also, in the second quarter of fiscal 2006, the Company completed the sale of its Bethlehem, Pennsylvania fabrication facility for $3.5 million. $0.5 million of the purchase price was deferred in the form of a promissory note, which bears interest at 12% per annum. The principal balance of the note is payable in equal monthly installments over sixty months beginning in January 2006. The Company may also earn an additional $0.2 million based upon the earnings of the buyer. In the event the buyer chooses to prepay the remaining deferred obligation, which the buyer may do at any time without penalty, the additional earnout opportunity would be eliminated. The sale consisted of assets of approximately $4.1 million and liabilities of approximately $1.0 million, and resulted in a gain of $0.4 million.

Assets Held for Sale

In fiscal 2005, the Company identified certain other assets as available for sale under the current business plan. These properties include excess land located in Orange, California, and land and building used as the Company’s current corporate facility in Tulsa, Oklahoma. The carrying value of the excess land at November 30, 2005 was $0.8 million. On November 28th, the Company entered into an agreement for the sale and subsequent lease-back of the corporate facility. The net proceeds of the sale are expected to be approximately $0.7 million, which was slightly below the carrying amount of the asset. Therefore, an impairment loss of approximately $0.1 million was recorded. The transaction is expected to close prior to January 31, 2006. The excess land and the corporate facility are reported as current assets held for sale on the Consolidated Balance Sheet. All assets held for sale are reflected in the Company’s “other” segment in Note 14.

Note 5 – Debt

Debt consists of the following:

	November 30, 2005	May 31, 2005
	(In thousands)
Borrowings under bank credit facility:
Revolving credit facility	$4,914	$20,281
Term note	15,066	22,398
Interest rate swap liability	24	86
Convertible Notes	25,000	30,000

	45,004	72,765
Less current portion:
Revolving credit facility	4,914	20,281
Term note	15,066	22,398
Interest rate swap liability	24	86

Long-term debt	$25,000	$30,000

Credit Agreement and Revolving Credit Facility

At November 30, 2005, the Company’s senior credit facility, which was originally entered into on March 7, 2003, consisted of a $15.1 million term loan and a $35.0 million revolver facility. Availability under the senior credit facility at November 30, 2005 is limited to amounts available under the revolver and is $18.9 million, which is the total revolver facility of $35.0 million, less the then outstanding amount of borrowed $4.9 million, less amounts committed to letters of credit of $11.2 million. The credit facility was set to mature on June 30, 2006 and required quarterly principal payments of $1.1 million on the term loan.

Borrowings under the revolver and the term loan bear prime-based interest plus a margin, and an additional accrued margin that is paid upon termination of the facility as further described in this paragraph. The credit agreement provides for cash pay interest on the revolver and term loan at a rate of prime plus 1.0% and accrued interest at 1.0% beginning April 2005 and escalating fifty basis points monthly until December 31, 2005 at which time the accrued margin is 5.0%. The weighted average interest rate on the term loan and the revolver at November 30, 2005 was 12.5%. The additional accrued margin recorded as an accrued liability as of November 30, 2005 and May 31, 2005 was $0.5 million and $0.1 million, respectively. The Company has an accrued liability of $1.0 million recorded as of November 30, 2005 and May 31, 2005 for credit facility amendment fees, which is payable upon termination of the facility. Both the $0.5 million accrued margin and the $1.0 million accrued liability were paid in conjunction with the refinancing of the senior credit facility as discussed below.

Under the credit facility, we are required to maintain minimum levels of “augmented consolidated EBITDA” for various quarterly test periods through May 31, 2006 as of designated quarterly test dates. The starting point for the augmented consolidated EBITDA is “consolidated EBITDA,” which is defined to include “consolidated net income,” plus, to the extent deducted in determining consolidated net income, (i) consolidated interest expense (ii) expense for taxes paid or accrued, (iii) depreciation and amortization, and (iv) up to $3,000,000 in the aggregate of the following: (A) (1) specifically defined professional and consulting fees, (2) other expenses related to the reorganization of Company’s fabrication operations, (3) lease termination costs arising from the termination of leases occurring as a part of and during the restructuring, and (4) costs and expenses related to the search for a replacement Chief Executive Officer but only to the extent paid or incurred on or before November 30, 2005; (B) severance payments and retention bonuses associated with restructuring; (C) legal fees and legal expenses incurred with regard to the enforcement and collection of the large disputed accounts; (D) losses on sales of fixed assets approved by the lenders and incurred prior to November 30, 2005; and (E) losses arising from the settlement of large disputed accounts minus, to the extent included in consolidated net income, (i) gains on sales of fixed assets, (ii) extraordinary gains realized other than in the ordinary course of business, and (iii) income tax benefits. In connection with calculating augmented consolidated EBITDA, consolidated EBITDA is increased by an amount equal to the lesser of (i) $3,000,000 or (ii) the sum of the following: (A) if one or more sales of assets approved by the lenders has occurred, then the aggregate for all such sales of the following: the amount, if any, by which (1) an amount equal to the Borrowing Base immediately after the closing of such sale minus the aggregate principal balance of the Revolving Loans measured immediately after the application of such proceeds exceeds; (2) an amount equal to the Borrowing Base immediately prior to the closing of such sales minus the aggregate principal balance of the Revolving Loans measured immediately prior to the application of such proceeds; (B) federal and state tax refunds received during such period less the amount of any taxes paid; (C) reimbursements received during such period from customers for capital expenditures associated with a specified liquefied natural gas project undertaken by us to the extent that, during the same period, such capital expenditures actually occurred; and (D) cash proceeds received during such period from the sale of any common stock, preferred stock, warrant or other equity (other than the exercise of stock options by employees, officers and directors) approved by the lenders and from the issuance of any subordinated indebtedness approved by the lenders. The minimum level of augmented consolidated EBITDA required for the six months ended November 30, 2005 was $7,493,000.

The credit agreement also requires us to maintain a minimum senior fixed charge coverage ratio of 1.00 as of each quarterly measurement date, which is a ratio of (i) augmented consolidated EBITDA for the fiscal year to date, minus cash dividends and distributions made or paid during the period, to (ii) (A) scheduled current maturities of the term loan for the fiscal year to date, plus (B) scheduled current maturities of the Hake Group acquisition payable for the fiscal year to date, plus (C) consolidated interest expense for the year to date (excluding amounts included in consolidated interest expense for (1) amortization of deferred financing fees, (2) amortization of prepaid interest related to the subordinated debt, (3) accretion related to the Hake Group acquisition payable, and (4) interest attributable to the additional accrued margin that is neither paid for nor due and payable during the fiscal year to date), plus (D) current maturities on capitalized leases for the fiscal year to date and plus (E) capital expenditures paid during such fiscal year to such date.

Finally, the credit facility requires us to maintain a minimum debt service coverage ratio of (i) consolidated EBITDA for the fiscal year to date, minus cash dividends and distributions during the period, to (ii) (A) scheduled current maturities of the term loan for the fiscal year to date, plus (B) scheduled current maturities of the Hake Group acquisition payable for the fiscal year to date, plus (C) consolidated interest expense for the year to date (excluding amounts described above), plus (D) current maturities on capitalized leases for the fiscal year to date. The required debt service coverage ratio was 1.43 for the period ended August 31, 2005 and 1.65 for the period ending November 30, 2005.

The following table presents our performance in relation to the required and actual financial covenant measures in effect as of November 30, 2005:

(In thousands)

Augmented Consolidated EBITDA
Actual	$16,172
Minimum Required	7,493

Excess	$8,679

Senior Fixed Charge Ratio
Actual	2.65
Minimum Required	1.00

Excess	1.65

Debt Service Coverage Ratio
Actual	3.27
Minimum Required	1.65

Excess	1.62

On December 20, 2005 the Company completed its refinancing of the senior credit facility through the execution of the Amended and Restated Credit Agreement (the Restated Credit Agreement).

The Restated Credit Agreement provides for a term loan of $15 million and a revolving credit facility of up to $40 million. At the Company’s option, amounts borrowed under the revolving credit facility will bear interest at either: (i) an alternate base rate, which is the greater of a prime rate defined in the Restated Credit Agreement or the fed funds effective rate, as defined in the Restated Credit Agreement, plus 0.5%, or (ii) an adjusted LIBO Rate, plus, in each case, an additional rate. The additional rates range from 0.75% to 2% on an alternate base rate loan and from 2.25% to 3.5% on an adjusted LIBO Rate loan. The additional rate is based on the Senior Leverage Ratio, as defined below, as of the prior fiscal quarter end.

Quarterly payments of $0.5 million are due and payable on the term loan on the last day of the calendar quarter commencing on June 30, 2006. Any remaining unpaid principal balance is due and payable on the term loan maturity date of December 20, 2010. All amounts outstanding on the revolving credit facility are due and payable on December 20, 2008. The Restated Credit Agreement provides for mandatory prepayments upon the occurrence of certain events, including the receipt of payments on specified contract disputes. As some of these events are expected to occur in fiscal 2006, we have classified all amounts borrowed under the credit facility as current.

Availability under the $40 million revolving credit facility is limited by the lesser of the borrowing base, and as long as the term loan is outstanding, the trailing twelve months, or TTM EBITDA Threshold (as defined in the Restated Credit Agreement). The borrowing base is defined in the Restated Credit Agreement and, with certain exclusions, represents 80% of outstanding trade receivables. The TTM EBITDA Threshold is defined in the Restated Credit Agreement as the prior 12 months of EBITDA (as defined in the Restated Credit Agreement), with certain adjustments permitted through May 31, 2006, times 2.5 less the principal balance of the term loan. In addition to the above limitations, availability is further reduced by outstanding letters of credit.

The Restated Credit Agreement includes customary affirmative and negative covenants, modifies or eliminates many of the existing financial covenants and contains some new covenants.

Under the Restated Credit Agreement, we are required to maintain the following financial ratios:

•	A Leverage Ratio, which is defined in the Restated Credit Agreement as the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA for the previous four quarters. Beginning with the quarter ended February 28, 2006, the Leverage Ratio cannot exceed 4.00 to 1.00 until all the convertible debt has been converted to stock.

•	A Senior Leverage Ratio, which is defined in the Restated Credit Agreement as the ratio of Consolidated Funded Indebtedness less convertible debt to Consolidated EBITDA for the previous four quarters. The Senior Leverage Ratio cannot exceed 2.50 to 1.00 beginning with the fiscal quarter ending February 28, 2006 through the last fiscal quarter of 2006, 2.25 to 1.00 from the first fiscal quarter of 2007 through the third quarter of fiscal year 2007, and 2.00 to 1.00 thereafter.

•	A Fixed Charge Coverage Ratio, which is defined in the Restated Credit Agreement as the ratio of Consolidated EBITDA for the previous four fiscal quarters, less Distributions made or paid during the same period, less net cash taxes paid for the same period, less Capital Expenditures during the same period to all scheduled current maturities for the next four fiscal quarters, plus Consolidated Interest Expense for the previous four fiscal quarters, plus current maturities of Capital Lease Obligations for the next four fiscal quarters. The Fixed Charge Coverage Ratio cannot be less than 1.15 to 1.00 for the fiscal quarter ending February 28, 2006, and 1.25 to 1.00 for fiscal quarters thereafter.

•	A Cash Interest Coverage Ratio, which is defined in the Restated Credit Agreement as the ratio of Consolidated EBITDA for the most recently ended four fiscal quarters to interest expense for the same quarters (excluding interest expense that has been capitalized and not paid in cash). Beginning with the fiscal quarter ended August 31, 2006, the Cash Interest Coverage Ratio cannot be less than 2.50 to 1.00.

•	An Interest Coverage Ratio, which is defined as the ratio of Consolidated EBITDA for the most recently ended four fiscal quarters to interest expense for the same quarters. Beginning with the fiscal quarter ended May 31, 2007, the Interest Coverage Ratio cannot be less than 2.50 to 1.00.

In addition, we are required to maintain a minimum level of Consolidated Tangible Net Worth. Consolidated Tangible Net Worth is defined in the Restated Credit Agreement as consolidated stockholders’ equity minus goodwill and other intangible assets. Our Consolidated Tangible Net Worth cannot be less than $20 million plus all net cash proceeds from the issuance of any equity interests (other than the exercise of stock options by current or former employees, officers or directors) plus seventy five percent of all positive quarterly consolidated net income after November 30, 2005.

The Restated Credit Agreement limits capital lease obligations to no more than $12.5 million outstanding at any time, limits outstanding indebtedness to finance the acquisition, construction or improvement of any fixed or capital asset to $0.5 million, limits other unsecured outstanding indebtedness to $1 million, limits capital expenditures to $12.5 million for any fiscal year, and limits obligations under operating leases to $12.5 million in total at any one time and limits obligations for operating leases to $3.5 million during any one fiscal year.

The Restated Credit Agreement is guaranteed by a number of our subsidiaries and is also secured by a lien on substantially all of our assets.

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

The convertible notes were issued under a securities purchase agreement among the Company and certain investors, and bear interest at a rate of 7% per year. An initial interest pre-payment of $4.2 million was made on April 25, 2005 for the period to and including April 25, 2007. Prepaid interest of $1.7 million is included in prepaid assets and $0.7 million in other assets at November 30, 2005. Interest is payable in arrears on each March 31, June 30, September 30 and December 31, beginning on June 30, 2007, through the date of maturity. The original agreement provided that if we fail to refinance our credit facility prior to September 30, 2005, additional interest of 5.00% per annum would accrue and be added to the principal balance of our convertible notes beginning October 1, 2005 and until our credit facility is refinanced. The holders of the convertible notes waived the accrual of additional interest until December 31, 2005.

The securities purchase agreement requires us to maintain certain financial ratios, limits the amount of capital and operating leases we can enter into, limits the amount of additional borrowings we may incur, and limits the amount of purchase money financing we may enter into.

Financial ratios contained in the securities purchase agreement are as follows:

•	Commencing fifteen months from the April 25, 2005 closing date, and so long as any of the convertible notes are outstanding, the leverage ratio cannot exceed 4.25 to 1.0. The leverage ratio is calculated as the ratio of total debt as of any date to EBITDA for the period of four consecutive fiscal quarters ending on, or most recently before, such date. EBITDA is defined as consolidated net income plus, to the extent deducted in determining consolidated net income, (i) consolidated interest expense, (ii) expense for taxes paid or accrued, (iii) depreciation, amortization and other non-cash charges, including non-cash charges related to the implementation of the Company’s restructuring plan, and cash charges for professional fees associated therewith, (iv) losses on sale of fixed assets, and (v) extraordinary losses incurred other than in the ordinary course of business, minus, to the extent included in consolidated net income, (i) gains on sales of fixed assets, and (ii) extraordinary gains realized other than in the ordinary course of business, all calculated for the Company and its subsidiaries on a consolidated basis for the then most recently ended four fiscal quarters.

•	Commencing fifteen months from the April 25, 2005 closing date, until the second anniversary of the closing date for the convertible notes, a cash interest coverage ratio, which must at all times exceed 2.5 to 1. The cash interest coverage ratio is calculated as the ratio of (i) EBITDA for the then most recently ended fiscal four quarters to (ii) “cash interest expense” for such period. The term “cash interest expense” includes interest expense of the Company and its subsidiaries for such period (excluding interest expense that has been capitalized and not paid in cash), determined on a consolidated basis in accordance with GAAP.

•	After the second anniversary of the April 25, 2005 closing date, an “interest coverage ratio,” which must at all times exceed 2.5 to 1.0. The interest coverage ratio is calculated as the ratio of EBITDA for a period of the four consecutive fiscal quarters to interest expense for such period. The term “interest expense” includes interest expense of the Company and its subsidiaries for such period, determined on a consolidated basis in accordance with GAAP.

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

As of November 30, 2005, $5 million of the convertible notes had been converted by note holders into 1,002,275 shares of the Company’s Common Stock and $25 million of the convertible notes remained outstanding.

Note 7 – Private Placement of Common Stock

On October 3, 2005, the Company completed a private placement of approximately 2.3 million shares of common stock. The common stock was priced at $6.50 per share. The net proceeds form the issuance were approximately $14.9 million. The Company used the proceeds to repay a portion of its outstanding balance on the Company’s revolving line of credit in order to provide additional liquidity for working capital needs.

In connection with the private placement of common stock, on October 3, 2005, we entered into a registration rights agreement with the purchasers of the common stock. The registration rights agreement required us to file a registration statement with respect to the resale of the shares of our common stock issued in the private placement within 60 days after the closing date and to cause the registration statement to be declared effective by the SEC no later than the “effectiveness date,” which is defined as the earlier of (i) 120 days after the closing, and (ii) five trading days after we are notified by the SEC that the registration statement will not be reviewed or is no longer subject to further review and comments. The registration statement was filed with the SEC on October 20, 2005 and was declared effective by the SEC on October 28, 2005. The registration rights agreement also requires us to use our best efforts to keep the registration statement continuously effective until the earlier of (a) the date on which all of the common stock covered by such registration statement has been sold or may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act of 1933, as amended, or (b) the fifth anniversary of the date the registration statement is declared effective by the SEC. If we fail to satisfy our obligations under the registration rights agreement, we will owe the holders of the common stock as partial liquidated damages an amount in cash equal to 1% of the aggregate amount paid for the common stock for each such event, and thereafter on each monthly anniversary of each such event (if the applicable failure shall not have been cured by such date) until the applicable failure is cured, we will owe the note holders an amount in cash equal to an additional 1% of the aggregate amount paid for the common stock.

Note 8 – Acquisition Payable

As part of the purchase of the Hake group of companies in fiscal 2003, the Company entered into an acquisition payable for a portion of the purchase price. The acquisition payable was originally recorded at its fair value and accreted for the change in its present value each period utilizing a 5.1% effective interest rate. Payments related to the acquisition payable are due annually on March 7 with $1.5 million due annually in 2006, $1.9 million due in 2007 and $2.8 million due in 2008. Pursuant to the purchase agreement, the former shareholders of Hake are responsible for any tax exposures for periods ended March 7, 2003 or before. In fiscal 2006, the Company paid $0.4 million for tax obligation for a period prior to March 7, 2003. As the amount paid was the responsibility of former shareholders of Hake, the annual payment due March 7, 2006 has been reduced from $1.9 million to $1.5 million.

Also, pursuant to the purchase agreement, the former shareholders of Hake agreed, jointly and severally, to indemnify Matrix for damages it suffers due to breaches of representations and warranties made by the shareholders with respect to, among other things, its employee benefit plans; the ownership, use and condition of its assets and the performance by Hake of its contractual obligations and its obligations under applicable laws, including employment and environmental laws. As to these matters, Matrix may recover its damages only if its claims for damages are made by March 7, 2008, the amount of damages claimed as to any single event exceeds a de minimus amount of $10,000, and only after the aggregate amount of all such claims excluding de minimus claims exceeds $250,000. In order to better assure the payment to Matrix of any claims by it for indemnity, $10 million of the purchase price for Hake was withheld in the form of a deferred purchase price payable to the former shareholders or their designee. Upon final determination that a claim for indemnity is proper, the amount of the claim can be deducted by Matrix from the deferred payments of the purchase price. The remaining deferred purchase obligations to be paid in the future total approximately $6.2 million. Since the purchase date on March 7, 2003, Matrix claims have not exceeded $250,000, and thus no adjustment to the deferred purchase price has been made related to indemnifications by the former shareholders of Hake since the purchase date.

Note 9 – Income Taxes

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

Note 10 – Contract Disputes

		Net Receivable
Dispute	Total Claim	As of November 30, 2005	As of May 31, 2005
	(In thousands)
Contract Dispute I	$27,979	$14,943	$14,943
Contract Dispute II	15,546	11,207	11,207
Contract Dispute III	6,719	4,183	4,183
Contract Dispute IV	2,054	975	975
Contract Dispute V	3,394	1,204	—
Contract Dispute Reserve	—	(10,333)	(10,333)

Total	$55,692	$22,179	$20,975

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

The Company’s total claim in this matter was approximately $28.0 million and the Company had, in accordance with SOP 81-1, recorded a $14.9 million net receivable in the balance sheet. The net receivable is also reserved by the contract dispute reserve discussed below and the Company believes it is adequately reserved for this dispute.

On December 21, 2005, the Company agreed to settle the contract dispute for $10.0 million, which is payable to the Company by February 20, 2006.

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

The Company’s total claim in this matter is approximately $15.5 million and the Company has, in accordance with SOP 81-1, a $11.2 million net receivable recorded in the balance sheet. The net receivable is also reserved by the contract dispute reserve discussed below and the Company believes it is adequately reserved for this dispute.

On December 27, 2005, the Company was granted an arbitration award of $10.3 million plus interest and certain fees, including legal fees incurred in connection with the dispute. Under the terms of the arbitration award, the Company has been directed to submit itemized statements of its attorney fees and other costs, which it believes could result in collection proceedings by the end of the third quarter of fiscal 2006.

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

On September 30, 2003, the Sub filed for Chapter 11 bankruptcy protection. At the date of the bankruptcy filing, the Company subsidiaries had substantially completed all work at the job site. Subsequent to the Sub’s bankruptcy filing, the GC assumed all of the Sub’s obligations that are subject to valid liens associated with the project. The Company’s subsidiaries subsequently filed valid construction lien claims totaling approximately $5.8 million against the owner, GC and Sub. These lien claims have been consolidated with six other sub-subcontractor lien claims associated with the project and the lien claims have been fully bonded by the GC, although the GC disputes the lien amounts and seeks to have a smaller lien fund fixed. Therefore, the Company is not required to proceed through the Sub’s bankruptcy proceedings to collect on amounts owed. The Court has ruled that initial discovery be limited to matters relevant to the computation of the “lien fund” that is available to satisfy the liens that have been asserted against the project. Currently, the Company is in dispute with the owner and the GC as to the appropriate calculation of the available lien fund. A court-ordered mediation is scheduled for January 2006. If the mediation is unsuccessful, the Company anticipates a trial date will be set by the end of fiscal 2006. The Company believes that it has a valid claim and that the value of the lien fund will be established at an amount adequate to fund the associated claim by the Company. The Company expects a full resolution of this matter to occur in the next twelve months.

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

The Oregon Court of Appeals subsequently ruled that the dispute should be settled in arbitration. The owner has appealed to the Oregon Supreme Court. The Company and its external counsel believe that it has valid claims under state law and believes that a recent state court ruling supports its position regarding the claim. The Company expects a full resolution of this matter to occur in the next twelve months.

The Company’s total claim in this matter is approximately $2.1 million, excluding legal costs, and the Company, in accordance with SOP 81-1, has a $1.0 million net receivable recorded in the balance sheet, excluding the contract dispute reserve.

Contract Dispute V

A subsidiary of the Company performed work from May 2005 to August 2005 under a subcontract with a general contractor (GC) to construct a winery. On August 10, 2005, with the project more than 60% complete, the Company asserted claims for impacts and delays attributable to the GC’s numerous change orders and project acceleration. The GC responded on August 11, 2005, with a demand for the Company to submit to the GC’s mandate to continue working within the original terms and conditions of the contractual agreement. If the Company did not yield to the GC’s demand in less than two hours from the time the demand was sent to the Company, the GC stated it would complete the job using others and charge the cost to complete back to the Company. The Company subsequently de-mobilized from the site. Through de-mobilization, total costs incurred were approximately $4.1 million of which $1.6 million has been collected and $1.7 million remains due to the Company’s vendors. The Company has recorded reserves of $1.4 million on the project, including $0.6 million in the fourth quarter of fiscal 2005 and $0.8 million in the first quarter of fiscal 2006. The Company is currently in the process of finalizing its claim. The Monterey County Superior Court is currently considering if the dispute should proceed to arbitration. The Company believes it is adequately reserved for this matter and will continue to assess the adequacy of the reserve as additional information becomes available.

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

As of November 30, 2005, the Company believes it is adequately reserved for the disputes and the collection risk of settlements, mediation and arbitration awards. The Company routinely assesses the adequacy of the contract dispute reserve. As additional information becomes available, including settlements and the collection of settlements, the Company will evaluate and adjust the reserve, if necessary.

Note 11 – Contingencies

Insurance Reserves

The Company maintains workers’ compensation employer’s liability insurance, with statutory limits; general liability insurance in the primary amount of $1.0 million per occurrence; auto liability insurance in the primary amount of $2.0 million per occurrence; contractor’s pollution liability insurance in the amount of $10.0 million per occurrence; and pollution legal liability for owned and leased properties in the amount of $2.0 million per occurrence. The Company has deductibles or self-insured retentions in the amount of $10,000 for damage to owned or leased properties; $0 for workers’ compensation, $100,000 for general liability, $0 for auto liability, $50,000 for contractor’s pollution liability and $25,000 for pollution legal liability. Matrix Service also maintains an excess policy with coverage limits of $50.0 million, policies to cover its equipment and other real and personal property with coverage limits of $16.0 million per occurrence, and policies for construction builders risk with coverage limits of $10.0 million per project. Most policies provide for coverage on an occurrence basis rather than a “claims made” basis. Matrix Service maintains a performance and payment bonding line of $10.0 million.

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

All claims that are outstanding with the Legion Liquidator, state guaranty funds and Mutual are claims that originated prior to May 1, 2002, the date on which Matrix Service replaced the Legion insurance program with workers’ compensation insurance provided by “A” rated workers compensation carriers, and are reserved by the Company. As of November 30, 2005 and May 31, 2005, the claim reserves recorded by the Company were $2.0 million and $2.0 million, respectively. Additionally, it is still possible that Matrix Service will experience some additional exposure from the total of $4.9 million of existing security, consisting of the escrow accounts, LC and surety bond, until a final settlement agreement with Mutual is signed, a permanent injunction is entered and the LC and surety bond are cancelled. Matrix Service does not believe resolution of this issue will have a material effect on the Company’s financial position, results of operations and liquidity.

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

Refinery Accident

On November 6, 2005, two employees of the Company were fatally injured in an accident that occurred at a customer jobsite in Delaware City, Delaware. To date, no claims have been filed against the Company. The Company believes it is adequately reserved or insured for this incident and any losses incurred are not expected to be significant.

Unapproved Change Orders and Claims

As of November 30, 2005 and May 31, 2005, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of less than $0.1 million and $0.2 million, respectively, and claims of approximately $0.3 million and $0.4 million, respectively.

Amounts disclosed for unapproved change orders and claims exclude amounts associated with contract disputes disclosed in Note 10 – Contract Disputes. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers generally will not pay these amounts to Matrix Service until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

Other

The Company and its subsidiaries are named as defendants in various other legal actions and are vigorously defending against each of them. In the opinion of management, none of such legal actions will have a material effect on the Company’s financial position, results of operations and liquidity.

Note 12 – Accumulated Other Comprehensive Income

Other comprehensive income and accumulated other comprehensive income consisted of foreign currency translation adjustments and fair value adjustments of derivative instruments.

	Three Months Ended		Six Months Ended
	November 30, 2005	November 30, 2004	November 30, 2005	November 30, 2004
	(In thousands)		(In thousands)
Net income	$2,168	$1,293	$2,543	$401
Other comprehensive income	120	166	443	595

Comprehensive income	$2,288	$1,459	$2,986	$996

Note 13 – Earnings Per Common Share

Basic earnings per share (EPS) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee and director stock options, as well as the dilutive effect of convertible securities. Stock options are considered antidilutive whenever the exercise prices of the options exceed the average market price of the common stock during the period. Convertible debt is considered antidilutive whenever its interest (net of tax) per common share obtainable on conversion exceeds basic earnings per share. Stock options are considered dilutive whenever the exercise price is less than the average market price of the stock during the period. Dilutive convertible securities are calculated using the “if converted” method, in which all unconverted securities are assumed to be converted as of the beginning of the period. The “if converted” method also requires that any interest charges, net of tax, applicable to the securities be added back to net income for purposes of computing diluted earnings per share.

Antidilutive options for the three and six month periods ending November 30, 2005 were 329,873 and 297,244, antidilutive options for the three and six month periods ending November 30, 2004 were 385,123 and 368,300. These options were not included in the calculation of diluted earnings per share.

The computation of basic and diluted EPS is as follows:

	Three Months Ended		Six Months Ended
	November 30, 2005	November 30, 2004	November 30, 2005	November 30, 2004
	(In thousands, except share and per share data)
Basic EPS:
Net income	$2,168	$1,293	$2,543	$401

Weighted average shares outstanding	19,537,664	17,319,133	18,477,718	17,294,411

Basic EPS	$0.11	$0.07	$0.14	$0.02

Diluted EPS:
Net income	$2,168	$1,293	$2,543	$401
Convertible notes interest expense (net of tax)	358	—	695	—

Adjusted net income	$2,526	$1,293	$3,238	$401

Weighted average shares outstanding - basic	19,537,664	17,319,133	18,477,718	17,294,411

Dilutive stock options	415,481	285,892	342,405	379,307

Dilutive convertible note shares	5,740,480	—	6,061,588	—

Dilutive weighted average shares	25,693,625	17,605,025	24,881,711	17,673,718

Diluted EPS	$0.10	$0.07	$0.13	$0.02

Note 14 – Segment Information

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

Matrix Service Company

Segment Information

(In thousands)

	Construction Services	Repair & Maintenance Services	Other	Combined Total
Three Months ended November 30, 2005
Gross revenues	$50,589	$78,547	$—	$129,136
Less: Inter-segment revenues	(2,186)	(172)	—	(2,358)

Consolidated revenues	48,403	78,375	—	126,778
Gross profit	4,111	8,848	—	12,959
Operating income	1,297	4,060	—	5,357
Income before income tax expense	260	3,299	—	3,559
Net income	153	2,015	—	2,168

Segment assets	92,239	64,578	33,616	190,433
Capital expenditures	551	129	456	1,136
Depreciation and amortization expense	684	733	—	1,417

Three Months ended November 30, 2004
Gross revenues	$62,831	$53,681	$—	$116,512
Less: Inter-segment revenues	(2,885)	(105)	—	(2,990)

Consolidated revenues	59,946	53,576	—	113,522
Gross profit	5,440	5,528	—	10,968
Operating income	1,278	1,950	27	3,255
Income before income tax expense	552	1,603	27	2,182
Net income	329	948	16	1,293

Segment assets	119,478	63,389	29,259	212,126
Capital expenditures	168	120	107	395
Depreciation and amortization expense	921	850	—	1,771

Six Months ended November 30, 2005
Gross revenues	$114,834	$125,483	$—	$240,317
Less: Inter-segment revenues	(4,216)	(327)	—	(4,543)

Consolidated revenues	110,618	125,156	—	235,774
Gross profit	10,552	12,590	—	23,142
Operating income	3,781	4,230	—	8,011
Income before income tax expense	1,289	2,884	—	4,173
Net income	786	1,757	—	2,543

Segment assets	92,239	64,578	33,616	190,433
Capital expenditures	1,169	218	688	2,075
Depreciation and amortization expense	1,384	1,480	—	2,864

Six Months ended November 30, 2004
Gross revenues	$109,610	$94,438	$—	$204,048
Less: Inter-segment revenues	(5,338)	(249)	—	(5,587)

Consolidated revenues	104,272	94,189	—	198,461
Gross profit	8,232	9,450	—	17,682
Operating income (loss)	310	2,499	(148)	2,661
Income (loss) before income tax expense	(983)	1,810	(148)	679
Net income (loss)	(588)	1,077	(88)	401

Segment assets	119,478	63,389	29,259	212,126
Capital expenditures	256	208	323	787
Depreciation and amortization expense	1,802	1,701	—	3,503

Segment revenue from external customers by industry type are as follows:

	Construction Services	Repair & Maintenance Services	Total
Three Months Ended November 30, 2005
Downstream Petroleum Industry	$35,547	$74,126	$109,673
Power Industry	3,148	2,986	6,134
Other Industries	9,708	1,263	10,971

Total	$48,403	$78,375	$126,778

Three Months Ended November 30, 2004
Downstream Petroleum Industry	$29,687	$46,873	$76,560
Power Industry	19,314	3,560	22,874
Other Industries	10,945	3,143	14,088

Total	$59,946	$53,576	$113,522

Six Months Ended November 30, 2005
Downstream Petroleum Industry	$85,982	$117,069	$203,051
Power Industry	6,692	5,855	12,547
Other Industries	17,944	2,232	20,176

Total	$110,618	$125,156	$235,774

Six Months Ended November 30, 2004
Downstream Petroleum Industry	$57,753	$83,502	$141,255
Power Industry	30,568	4,923	35,491
Other Industries	15,951	5,764	21,715

Total	$104,272	$94,189	$198,461

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

As of November 30, 2005 and May 31, 2005, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of less than $0.1 million and $0.2 million, respectively, and claims of approximately $0.3 million and $0.4 million, respectively. Historically, our collections for unapproved change orders and other claims have approximated the amount of revenue recognized.

The following table provides a rollforward of revenue recognized on claims and unapproved change orders. Amounts disclosed for unapproved change orders exclude amounts associated with contract disputes disclosed in Note 10 – Contract Disputes:

	Claims for Unapproved Change Orders	Other Claims	Total
	(In thousands)
Balance at May 31, 2005	$208	$383	$591
Additions	191	79	270
Collections	(333)	(141)	(474)
Gain/(Loss)	(25)	—	(25)

Balance at November 30, 2005	$41	$321	$362

Balance at May 31, 2004	$1,457	$1,264	$2,721
Additions	225	105	330
Collections	(1,751)	(1,095)	(2,846)
Gain/(Loss)	358	(36)	322

Balance at November, 2004	$289	$238	$527

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

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. As of November 30, 2005 and May 31, 2005, insurance reserves totaling $4.8 million and $5.0 million, respectively, are reflected on our balance sheet. These amounts represent our best estimate of our ultimate obligations for asserted claims plus claims incurred but not yet reported at the balance sheet date. We establish specific reserves for claims using case-basis evaluations of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. Additionally, the actual results of claim settlements could differ from the amounts estimated.

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

Three Months Ended November 30, 2005 Compared to Three Months Ended November 30, 2004

Consolidated

Consolidated revenues were $126.8 million in fiscal 2006, an increase of $13.3 million, or 11.7%, from consolidated revenues of $113.5 million for fiscal 2005. This increase in consolidated revenues resulted from a $24.8 million increase in Repairs & Maintenance Services revenues, which was partially offset by a decrease of $11.5 million in Construction Services revenues.

Consolidated gross profit increased from $11.0 million in fiscal 2005 to $13.0 million during fiscal 2006. This improvement in gross profit of $2.0 million, or 18.2%, resulted primarily from the 11.7% increase in revenues. Consolidated gross margins increased from 9.7% in fiscal 2005 to 10.2% in fiscal 2006 primarily due to the improvement in revenues, which led to a larger consolidated revenue base available to absorb fixed costs. In addition, restructuring efforts in late fiscal 2005 led to a smaller fixed cost structure, which management believes is now in line to support the volume of work that is occurring.

Consolidated SG&A expenses were $7.5 million during fiscal 2006 compared to $7.7 million for fiscal 2005. SG&A expense as a percentage of revenue decreased to 5.9% in fiscal 2006 compared to 6.8% in the prior fiscal year primarily as a result of a 11.7% increase in revenues.

Interest expense increased to $2.6 million during fiscal 2006 as compared to $1.1 million in fiscal 2005 due to higher interest rates and amortization of debt issuance costs of $1.1 million, amortization of prepaid interest $0.5 million, and accrued margin interest on the senior credit facility of $0.2 million. Due to our intent to refinance our senior credit facility, the amortization of debt issuance costs was accelerated in fiscal 2006. As described in Note 5, the refinancing was completed on December 20, 2005. In fiscal 2005, we incurred only $0.2 million of amortization related to prepaid bank fees.

Other income in fiscal 2006 increased $0.8 million, which resulted from gains on the sale of assets identified during the restructuring effort.

Income before income tax expense increased to $3.6 million in fiscal 2006 from income before income tax expense of $2.2 million in fiscal 2005. This $1.4 million improvement was due to higher gross profit combined with gains on the sale of assets, offset partially by higher interest expense.

The effective tax rates for fiscal 2006 and fiscal 2005 were 39.1% and 40.7%, respectively. The decline in fiscal 2006 is attributable to less income being generated from states with higher tax rates.

Net income for the second quarter of fiscal 2006 was $2.2 million, or $0.10 per fully diluted share, versus a net income of $1.3 million, or $0.07 per fully diluted share, in the second quarter a year ago.

Construction Services

Construction Services’ revenues during fiscal 2006 were $48.4 million, compared to $59.9 million in the prior fiscal year, a decrease of $11.5 million, or 19.3%. This decline was primarily due to significantly lower construction work in the Power Industry, which saw a decrease of $16.2 million in revenues. Partially offsetting this decline was an increase of $5.9 million from the Downstream Petroleum Industry while Other Industries dropped $1.2 million.

Gross profit decreased from $5.4 million in fiscal 2005 to $4.1 million during fiscal 2006, a decrease of 24.4% resulting primarily from the 19.3% decrease in revenues. Construction Services gross margins dropped from 9.1% in fiscal 2005 to 8.5% during fiscal 2006. This decline was primarily attributable to Power Industry margins from prior year jobs completed in the Eastern business unit and from the absence of higher margin nuclear work that had previously been sold as part of the restructure.

The operating income and income before income tax expense for fiscal 2006 of $1.3 million and $0.3 million, respectively, were similar to the operating income and income before income tax expense of $1.3 million and $0.6 million, respectively, produced in fiscal 2005. The small decline to income before income tax expense is attributable to higher interest expense.

Repair & Maintenance Services

Revenues from Repair & Maintenance Services increased $24.8 million, or 46.3%, from $53.6 million during fiscal 2005 to $78.4 million in fiscal 2006. This improvement resulted primarily from increased revenues from the Downstream Petroleum Industry, which improved $27.3 million as a result of higher turnaround work in the Eastern business unit. Partially offsetting this improvement were declines from the Power Industry of $0.6 million and from Other Industries of $1.9 million.

Gross margins of 11.3% for fiscal 2006 were higher than gross margins of 10.3% in fiscal 2005 due to the benefit realized from the higher revenue volumes relative to its overall fixed cost structure. Gross profit also saw an increase from $5.5 million in fiscal 2005 to $8.8 million in fiscal 2006 resulting primarily from the 46.3% increase in the volume of business.

Operating income and income before income tax expense for fiscal 2006 of $4.1 million and $3.3 million, respectively, were higher than the operating income and income before income tax expense of $2.0 million and $1.6 million, respectively, produced in fiscal 2005. This improvement was primarily due to the benefit of additional revenues that were partially offset by higher interest expense.

Six Months Ended November 30, 2005 Compared to Six Months Ended November 30, 2004

Consolidated

Consolidated revenues were $235.8 million in fiscal 2006, an increase of $37.3 million, or 18.8%, from consolidated revenues of $198.5 million for fiscal 2005. This improvement in consolidated revenues resulted from a $31.0 million increase in Repair & Maintenance Services revenues along with an increase of $6.3 million in Construction Services revenues.

Consolidated gross profit increased from $17.7 million in fiscal 2005 to $23.1 million during fiscal 2006. This improvement of $5.4 million, or 30.9%, in gross profit resulted primarily from the 18.8% increase in revenues combined with improved margins. Consolidated gross margins increased from 8.9% in fiscal 2005 to 9.8% in fiscal 2006 primarily due to the improvement in revenues, which led to a larger consolidated revenue base available to absorb fixed costs. In addition, restructuring efforts in late fiscal 2005 led to a smaller fixed cost structure, which management believes is now in line to support the volume of work that is occurring.

Consolidated SG&A expenses were $14.7 million during fiscal 2006 compared to $14.9 million for fiscal 2005. SG&A expense as a percentage of revenue decreased to 6.2% in fiscal 2006 compared to 7.5% in the prior fiscal year primarily as a result of a 18.8% increase in revenues.

Restructuring charges in fiscal 2006 of $0.4 million relates primarily to professional fees and costs incurred to shut down a fabrication facility, which resulted from the ongoing restructuring effort that is nearing completion. The $0.1 million charge in fiscal 2005 relates to environmental expenses for discontinued operations.

Interest expense increased to $5.4 million during fiscal 2006 as compared to $2.0 million in fiscal 2005 due to higher interest rates and amortization of debt issuance costs of $2.2 million, amortization of prepaid interest of $1.0 million, and accrued margin interest on the senior credit facility of $0.5 million. Due to our intent to refinance the senior credit facility, the amortization of debt issuance costs was accelerated in fiscal 2006. As described in Note 5, the refinancing was completed on December 20, 2005. In fiscal 2005, we only incurred $0.3 million of amortization related to prepaid bank fees.

Other income in fiscal 2006 increased $1.6 million, which resulted from gains on the sale of assets identified during the restructuring effort.

Income before income tax expense increased to $4.2 million in fiscal 2006 from income before income tax expense of $0.7 million in fiscal 2005. This $3.5 million improvement was due to higher gross profit combined with a gain on the sale of assets, offset partially by higher interest expense.

The effective tax rates for fiscal 2006 and fiscal 2005 were 39.1% and 40.9%, respectively. The decline in fiscal 2006 is attributable to less income being generated from states with higher tax rates.

Net income for the six month period was $2.5 million, or $0.13 per fully diluted share, versus $0.4 million, or $0.02 per fully diluted share for the same six month period a year earlier.

Construction Services

Construction Services’ revenues during fiscal 2006 were $110.6 million, compared to $104.3 million in the prior fiscal year, an increase of $6.3 million, or 6.1%. This improvement occurred due to the Downstream Petroleum Industry rising $28.2 million while the Power Industry fell $23.9 million. This improvement in the Downstream Petroleum Industry primarily occurred in the second quarter of fiscal 2006 while the decline in the Power Industry is due to only partially replacing work in fiscal 2006 that was completed in fiscal 2005. Also positively impacting revenues was an increase in Other Industries of $2.0 million.

Gross profit increased from $8.2 million in fiscal 2005 to $10.6 million during fiscal 2006, an increase of 28.2% resulting primarily from the improved margins. Construction Services gross margins improved from 7.9% in fiscal 2005 to 9.5% during fiscal 2006. This improvement occurred as lower margin Power Industry work completed in fiscal 2005 was partially replaced by higher margin Downstream Petroleum Industry work.

The operating income and loss before income tax expense for fiscal 2005 of $0.3 million and $1.0 million, respectively, were lower than the operating income and income before income tax expense of $3.8 million and $1.3 million, respectively, produced in fiscal 2006. This improvement was primarily due to improved margins combined with a gain on the sale of assets, offset partially by higher interest expense.

Repair & Maintenance Services

Revenues from Repair & Maintenance Services increased $31.0 million, or 32.9%, from $94.2 million during fiscal 2005 to $125.2 million in fiscal 2006. This improvement resulted primarily from increased revenues from the Downstream Petroleum Industry, which improved $33.6 million as a result of higher turnaround work in the Eastern business unit. In addition, revenues from the Power Industry rose $0.9 million while Other Industries fell $3.5 million.

Gross margins of 10.1% for fiscal 2006 were slightly higher than gross margins of 10.0% in fiscal 2005. Gross profit also saw an improvement from $9.5 million in fiscal 2005 to $12.6 million in fiscal 2006 primarily from the 32.9% increase in revenues.

Operating income and income before income tax expense for fiscal 2006 of $4.2 million and $2.9 million, respectively, were higher than the operating income and income before income tax expense of $2.5 million and $1.8 million, respectively, produced in fiscal 2005. This improvement was primarily due to the benefit of additional revenues offset partially by higher interest expense.

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

At November 30, 2005, the Construction Services segment had an estimated backlog of work under contracts of approximately $212 million, as compared to an estimated backlog of approximately $201 million at May 31, 2005. The increase was primarily the result of additional work awarded for downstream petroleum services. The total additions to backlog for the Construction Services segment were approximately $112 million in the first six months of fiscal 2006.

The backlog at November 30, 2005 for the Repair & Maintenance Services segment was approximately $23 million, an increase of approximately $8 million from May 31, 2005 that was primarily the result of additional work awarded for downstream petroleum services. The total additions to backlog for the Repair & Maintenance Services segment were approximately $60 million in the first half of fiscal 2006.

The following provides a rollforward of our backlog from May 31, 2005 to November 30, 2005:

	Construction Services	Repair & Maintenance Services	Total
	(In thousands)
Backlog as of May 31, 2005	$200,944	$14,550	$215,494
New backlog awarded	111,714	59,841	171,555
Revenue recognized on contracts in backlog	(99,153)	(51,607)	(150,760)
Backlog sold in asset sales	(1,971)	—	(1,971)

Backlog as of November 30, 2005	$211,534	$22,784	$234,318

The following reconciles revenue recognized on contracts in backlog to total revenue for the first six months of fiscal 2006:

	Construction Services	Repair & Maintenance Services	Total
	(In thousands)
Revenue recognized on contracts in backlog	$99,153	$51,607	$150,760
Revenue recognized on contracts not in backlog	11,465	73,549	85,014

Total revenue recognized	$110,618	$125,156	$235,774

Non-GAAP Financial Measure

EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings before interest expense, taxes, depreciation and amortization. We have presented EBITDA because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our consolidated statements of operations entitled “net income” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use, and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions, that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

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

EBITDA for the six-month period ended November 30, 2005 was $12.4 million, compared to $6.2 million for the six-month period ended November 30, 2004. A reconciliation of EBITDA to net income follows:

	Three Months Ended		Six Months Ended
	November 30, 2005	November 30, 2004	November 30, 2005	November 30, 2004
	(In thousands)		(In thousands)
Net income	$2,168	$1,293	$2,543	$401
Interest expense, net	2,636	1,095	5,406	1,996
Provision for income taxes	1,391	889	1,630	278
Depreciation and amortization	1,417	1,771	2,864	3,503

EBITDA	$7,612	$5,048	$12,443	$6,178

The $6.2 million increase in EBITDA for the six months ended November 30, 2005 as compared to six-month period for the prior year was primarily due to higher revenues and margins in fiscal 2006 combined with the benefit of restructuring efforts, which led to a lower fixed cost structure. In addition, EBITDA for fiscal 2006 was further enhanced by gains on the sale of assets that were part of the Company’s restructuring efforts.

Financial Condition & Liquidity

Historically, Matrix has financed its operations with cash from operations and from advances under its credit facility. Matrix’s cash and cash equivalents totaled approximately $2.5 million at November 30, 2005 and approximately $1.5 million at May 31, 2005. In the six months ended November 30, 2005, operations provided $4.2 million of cash and investing activities provided $4.2 million of cash, while financing activities used $7.6 million of cash.

Accounts receivable decreased $8.8 million, or 12.5%, when comparing the balance of $61.3 million at November 30, 2005 to the balance of $70.1 million at May 31, 2005. This decline is mostly due to a decline in past due receivables due to aggressive collection efforts.

Cost in excess of billings was $28.1 million as of November 30, 2005 as compared to $22.7 million as of May 31, 2005. This increase is due to the timing of billings on certain projects.

Accounts payable were $32.3 million as of November 30, 2005, as compared to $38.1 million as of May 31, 2005. This decrease of $5.8 million, or 15.1%, is due to a reduction in past due payables as a result of improved liquidity from improved operations and proceeds from the private placement of common stock.

Other accrued expenses were $14.2 million as of November 30, 2005, which represents a decrease of $1.6 million from the $15.8 million balance as of May 31, 2005. This decline was due primarily to a reduction in payroll related liabilities.

Credit Agreement and Revolving Credit Facility

At November 30, 2005, the Company’s senior credit facility, which was originally entered into on March 7, 2003, consisted of a $15.1 million term loan and a $35.0 million revolver facility. Availability under the senior credit facility at November 30, 2005 is limited to amounts available under the revolver and is $18.9 million, which is the total revolver facility of $35.0 million, less the outstanding amount of $4.9 million, less amounts committed to letters of credit of $11.2 million. The credit facility was set to mature on June 30, 2006 and required quarterly principal payments of $1.1 million on the term loan.

Borrowings under the revolver and the term loan bear prime-based interest plus a margin, and an additional accrued margin that is paid upon termination of the facility as further described in this paragraph. The credit agreement provides for cash pay interest on the revolver and term loan at a rate of prime plus 1.0% and accrued interest at 1.0% beginning April 2005 and escalating fifty basis points monthly until December 31, 2005 at which time the accrued margin is 5.0%. The weighted average interest rate on the term loan and the revolver at November 30, 2005 was 12.5%. The additional accrued margin recorded as an accrued liability as of November 30, 2005 and May 31, 2005 was $0.5 million and $0.1 million, respectively. The Company has an accrued liability of $1.0 million recorded as of November 30, 2005 and May 31, 2005 for credit facility amendment fees, which is payable upon termination of the facility. Both the $0.5 million accrued margin and the $1.0 million accrued liability were paid in conjunction with the refinancing of the senior credit facility as discussed below.

Under the credit facility, we are required to maintain minimum levels of “augmented consolidated EBITDA” for various quarterly test periods through May 31, 2006 as of designated quarterly test dates. The starting point for the augmented consolidated EBITDA is “consolidated EBITDA,” which is defined to include “consolidated net income,” plus, to the extent deducted in determining consolidated net income, (i) consolidated interest expense (ii) expense for taxes paid or accrued, (iii) depreciation and amortization, and (iv) up to $3,000,000 in the aggregate of the following: (A) (1) specifically defined professional and consulting fees, (2) other expenses related to the reorganization of Company’s fabrication operations, (3) lease termination costs arising from the termination of leases occurring as a part of and during the restructuring, and (4) costs and expenses related to the search for a replacement Chief Executive Officer but only to the extent paid or incurred on or before November 30, 2005; (B) severance payments and retention bonuses associated with restructuring; (C) legal fees and legal expenses incurred with regard to the enforcement and collection of the large disputed accounts; (D) losses on sales of fixed assets approved by the lenders and incurred prior to November 30, 2005; and (E) losses arising from the settlement of large disputed accounts minus, to the extent included in consolidated net income, (i) gains on sales of fixed assets, (ii) extraordinary gains realized other than in the ordinary course of business, and (iii) income tax benefits. In connection with calculating augmented consolidated EBITDA, consolidated EBITDA is increased by an amount equal to the lesser of (i) $3,000,000 or (ii) the sum of the following: (A) if one or more sales of assets approved by the lenders has occurred, then the aggregate for all such sales of the following: the amount, if any, by which (1) an amount equal to the Borrowing Base immediately after the closing of such sale minus the aggregate principal balance of the Revolving Loans measured immediately after the application of such proceeds exceeds; (2) an amount equal to the Borrowing Base immediately prior to the closing of such sales minus the aggregate principal balance of the Revolving Loans measured immediately prior to the application of such proceeds; (B) federal and state tax refunds received during such period less the amount of any taxes paid; (C) reimbursements received during such period from customers for capital expenditures associated with a specified liquefied natural gas project undertaken by us to the extent that, during the same period, such capital expenditures actually occurred; and (D) cash proceeds received during such period from the sale of any common stock, preferred stock, warrant or other equity (other than the exercise of stock options by employees, officers and directors) approved by the lenders and from the issuance of any subordinated indebtedness approved by the lenders. The minimum level of augmented consolidated EBITDA required for the six months ended November 30, 2005 was $7,493,000.

The credit agreement also requires us to maintain a minimum senior fixed charge coverage ratio of 1.00 as of each quarterly measurement date, which is a ratio of (i) augmented consolidated EBITDA for the fiscal year to date, minus cash dividends and distributions made or paid during the period, to (ii) (A) scheduled current maturities of the term loan for the fiscal year to date, plus (B) scheduled current maturities of the Hake Group acquisition payable for the fiscal year to date, plus (C) consolidated interest expense for the year to date (excluding amounts included in consolidated interest expense for (1) amortization of deferred financing fees, (2) amortization of prepaid interest related to the subordinated debt, (3) accretion related to the Hake Group acquisition payable, and (4) interest attributable to the additional accrued margin that is neither paid for nor due and payable during the fiscal year to date), plus (D) current maturities on capitalized leases for the fiscal year to date and plus (E) capital expenditures paid during such fiscal year to such date.

Finally, the credit facility requires us to maintain a minimum debt service coverage ratio of (i) consolidated EBITDA for the fiscal year to date, minus cash dividends and distributions during the period, to (ii) (A) scheduled current maturities of the term loan for the fiscal year to date, plus (B) scheduled current maturities of the Hake Group acquisition payable for the fiscal year to date, plus (C) consolidated interest expense for the year to date (excluding amounts described above), plus (D) current maturities on capitalized leases for the fiscal year to date. The required debt service coverage ratio was 1.43 for the period ended August 31, 2005, 1.65 for the period ending November 30, 2005.

The following table presents our performance in relation to the required and actual financial covenant measures in effect as of November 30, 2005:

(In thousands)
Augmented Consolidated EBITDA
Actual	$16,172
Minimum Required	7,493

Excess	$8,679

Senior Fixed Charge Ratio
Actual	2.65
Minimum Required	1.00

Excess	1.65

Debt Service Coverage Ratio
Actual	3.27
Minimum Required	1.65

Excess	1.62

On December 20, 2005 the Company completed its refinancing of the senior credit facility through the execution of the Amended and Restated Credit Agreement (the Restated Credit Agreement).

The Restated Credit Agreement provides for a term loan of $15 million and a revolving credit facility of up to $40 million. At the Company’s option, amounts borrowed under the revolving credit facility will bear interest at either (i) an alternate base rate, which is the greater of a prime rate defined in the Restated Credit Agreement or the fed funds effective rate, as defined in the Restated Credit Agreement, plus 0.5%, or (ii) an adjusted LIBO Rate, plus, in each case, an additional rate. The additional rates range from 0.75% to 2% on an alternate base rate loan and from 2.25% to 3.5% on an adjusted LIBO Rate loan. The additional rate is based on the Senior Leverage Ratio, as defined below, as of the prior fiscal quarter end.

Quarterly payments of $0.5 million are due and payable on the term loan on the last day of the calendar quarter commencing on June 30, 2006. Any remaining unpaid principal balance is due and payable on the term loan maturity date of December 20, 2010. All amounts outstanding on the revolving credit facility are due and payable on December 20, 2008. The Restated Credit Agreement provides for mandatory prepayments upon the occurrence of certain events. As some of these events are expected to occur in fiscal 2006, we have classified all amounts borrowed under the credit facility as current.

Availability under the $40 million revolving credit facility is limited by the lesser of the borrowing base, and as long as the term loan is outstanding, the trailing twelve months, or TTM EBITDA (as defined in the Restated Credit Agreement) Threshold. The borrowing base is defined in the Restated Credit Agreement and, with certain exclusions, represents 80% of outstanding trade receivables. The TTM EBITDA Threshold is defined in the Restated Credit Agreement as the prior 12 months of EBITDA (as defined in the Restated Credit Agreement), with certain adjustments permitted through May 31, 2006, times 2.5 less the principal balance of the term loan. In addition to the above limitations, availability is further reduced by outstanding letters of credit.

The Restated Credit Agreement includes customary affirmative and negative covenants, modifies or eliminates many of the existing financial covenants and contains some new covenants.

Under the Restated Credit Agreement, we are required to maintain the following ratios:

•	A Leverage Ratio, which is defined in the Restated Credit Agreement as the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA for the previous four quarters. Beginning with the quarter ended February 28, 2006, the Leverage Ratio cannot exceed 4.00 to 1.00 until all the convertible debt has been converted to stock.

•	A Senior Leverage Ratio, which is defined in the Restated Credit Agreement as the ratio of Consolidated Funded Indebtedness less convertible debt to Consolidated EBITDA for the previous four quarters. The Senior Leverage Ratio cannot exceed 2.50 to 1.00 beginning with the fiscal quarter ending February 28, 2006 through the last fiscal quarter of 2006, 2.25 to 1.00 from the first fiscal quarter of 2007 through the third quarter of fiscal year 2007, and 2.00 to 1.00 thereafter.

•	A Fixed Charge Coverage Ratio, which is defined in the Restated Credit Agreement as the ratio of Consolidated EBITDA for the previous four fiscal quarters, less Distributions made or paid during the same period, less net cash taxes paid for the same period, less Capital Expenditures during the same period to all scheduled current maturities for the next four fiscal quarters, plus Consolidated Interest Expense for the previous four fiscal quarters, plus current maturities of Capital Lease Obligations for the next four fiscal quarters. The Fixed Charge Coverage Ratio cannot be less than 1.15 to 1.00 for the fiscal quarter ending February 28, 2006, and 1.25 to 1.00 for fiscal quarters thereafter.

•	A Cash Interest Coverage Ratio, which is defined in the Restated Credit Agreement as the ratio of Consolidated EBITDA for the most recently ended four fiscal quarters to interest expense for the same quarters (excluding interest expense that has been capitalized and not paid in cash). Beginning with the fiscal quarter ended August 31, 2006, the Cash Interest Coverage Ratio cannot be less than 2.50 to 1.00.

•	An Interest Coverage Ratio, which is defined as the ratio of Consolidated EBITDA for the most recently ended four fiscal quarters to interest expense for the same quarters. Beginning with the fiscal quarter ended May 31, 2007, the Interest Coverage Ratio cannot be less than 2.50 to 1.00.

In addition, we are required to maintain a minimum level of Consolidated Tangible Net Worth. Consolidated Tangible Net Worth is defined in the Restated Credit Agreement as consolidated stockholders’ equity minus goodwill and other intangible assets. Our Consolidated Tangible Net Worth cannot be less than $20 million plus all net cash proceeds from the issuance of any equity interests (other than the exercise of stock options by current or former employees, officers or directors) plus seventy five percent of all positive quarterly consolidated net income after November 30, 2005.

The Restated Credit Agreement limits capital lease obligations to no more than $12.5 million outstanding at any time, limits outstanding indebtedness to finance the acquisition, construction or improvement of any fixed or capital asset to $0.5 million, limits other unsecured outstanding indebtedness to $1 million, limits capital expenditures to $12.5 million for any fiscal year, and limits obligations under operating leases to $12.5 million in total at any one time and limits obligations for operating leases to $3.5 million during any one fiscal year.

The Restated Credit Agreement is guaranteed by a number of our subsidiaries and is also secured by a lien on substantially all of our assets.

Convertible Debt

In connection with the private placement of $30 million of convertible notes, on April 22, 2005, we entered into a registration rights agreement with the investors in the convertible notes. The registration rights agreement requires us to use our best efforts to keep our registration statement, covering the resale of the shares of our common stock issuable upon conversion of the convertible notes, continuously effective until the earlier of (a) the date on which all of our common stock covered by such registration statement has been sold or may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act of 1933, as amended, or (b) the fifth anniversary of the closing date. The SEC declared the Registration Statement effective on June 17, 2005. However, if we fail to satisfy our obligations under the registration rights agreement, we will owe the holders of the convertible notes as partial liquidated damages an amount in cash equal to 1% of the aggregate amount paid for the convertible notes for each such event, and thereafter on each monthly anniversary of each such event (if the applicable failure shall not have been cured by such date) until the applicable failure is cured, we will owe the note holders an amount in cash equal to an additional 1% of the aggregate amount paid for the convertible notes. The notes are convertible into shares of the Company’s common stock at an initial conversion price of $4.69 per share, subject to adjustment for stock dividends, stock splits, or other matters as provided for in the securities purchase agreement.

The convertible notes were issued under a securities purchase agreement among the Company and certain investors, and bear interest at a rate of 7% per year. An initial interest pre-payment of $4.2 million was made on April 25, 2005 for the period to and including April 25, 2007. Prepaid interest of $1.7 million is included in prepaid assets and $0.7 million in other assets at November 30, 2005. Interest is payable in arrears on each March 31, June 30, September 30 and December 31, beginning on June 30, 2007, through the date of maturity. The original agreement provided that if we fail to refinance our credit facility prior to September 30, 2005, additional interest of 5.00% per annum would accrue and be added to the principal balance of our convertible notes beginning October 1, 2005 and until our credit facility is refinanced. The holders of the convertible notes waived the accrual of additional interest until December 31, 2005.

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

•	From fifteen months from the April 25, 2005 closing date, until the second anniversary of the closing date for the convertible notes, a cash interest coverage ratio, which must at all times exceed 2.5 to 1. The cash interest coverage ratio is calculated as the ratio of (i) EBITDA for the then most recently ended fiscal four quarters to (ii) “cash interest expense” for such period. The term “cash interest expense” includes interest expense of the Company and its subsidiaries for such period (excluding interest expense that has been capitalized and not paid in cash), determined on a consolidated basis in accordance with GAAP.

•	After the second anniversary of the April 25, 2005 closing date, an “interest coverage ratio,” which must at all times exceed 2.5 to 1.0. The interest coverage ratio is calculated as the ratio of EBITDA for a period of the four consecutive fiscal quarters to interest expense for such period. The term “interest expense” includes interest expense of the Company and its subsidiaries for such period, determined on a consolidated basis in accordance with GAAP.

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

As of November 30, 2005, $5.0 million in principal amount of the convertible notes had been converted by note holders into 1,002,275 shares of the Company’s Common Stock.

Private Placement of Common Stock

On October 3, 2005, the Company completed a private placement of approximately 2.3 million shares of common stock. The common stock was priced at $6.50 per share. The proceeds to Matrix Service were approximately $14.9 million. The Company used the proceeds to repay a portion of its outstanding balance on the Company’s revolving line of credit in order to provide additional liquidity for working capital needs.

Acquisition Payable

As part of the purchase of the Hake Group of Companies in Fiscal 2003, the Company entered into an acquisition payable for a portion of the purchase price. The acquisition payable was originally recorded at its fair value and is accreted for the change in its present value each period utilizing a 5.1% effective interest rate. Payments related to the acquisition payable are due annually on March 7 with $1.5 million due in 2006, $1.9 million due in 2007 and $2.8 million due in 2008.

Capital Expenditures

Capital expenditures during the six months ended in November 30, 2005 totaled approximately $2.1 million. The Company does not expect capital expenditures for fiscal 2006 to exceed the original fiscal 2006 budgeted amount of $6.5 million.

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

The Company’s restructuring program was designed to reduce its cost structure and improve its operating results and liquidity. The Company focused on its core strengths and identified areas with the objective of eliminating unprofitable and marginal work. As a result of this effort, Matrix Service has sold certain non-core assets. These liquidity events, coupled with various tax refunds have yielded approximately $8.4 million in cash, including $1.6 million in the fourth quarter of fiscal 2005, $3.1 million in the first quarter of fiscal 2006, and $3.7 million in the second quarter of fiscal 2006. In addition, these events are expected to yield an additional $3.2 million during the remainder of fiscal 2006. In the fourth quarter of fiscal 2005, Matrix also ceased to work on a number of large routine maintenance contracts that were utilizing valuable resources while providing minimal returns. As these maintenance contracts were reduced, there was a significant reduction of overhead and administrative costs. As a result of these efforts and other efforts to reduce costs, Matrix was able to reduce its annual administrative payroll and benefit costs by more than $5.0 million.

Management also initiated and completed a number of steps to improve the Company’s liquidity situation, including the following:

•	improving overall operating performance based upon the restructuring efforts currently underway;

•	selling certain non-core assets;

•	executing a $15 million private placement of common stock;

•	refinancing the Company’s senior credit facility; and

•	resolving two significant contract disputes, with anticipated proceeds in excess of $20 million expected to be collected in the last half of fiscal 2006.

Outlook

The first six months of fiscal 2006 have started on a positive note and we will continue our emphasis on executing our work profitably, reducing our risk profile, improving margins, increasing liquidity and collecting on the disputed contracts. We believe the balance sheet restructuring has been essentially complete with the refinancing of our senior bank debt.

While we are still not in a position to provide earnings guidance, we believe the strength demonstrated in both our Construction Services and Repair & Maintenance Services’ segments, particularly in the Downstream Petroleum Industry, should continue. The general bid environment for tank and general construction work is robust. The volume of small capital work for key clients is expected to remain high for the rest of the year, particularly in our Western business unit. Tank repair and maintenance has picked up considerably over the last couple of months and is expected to remain strong, particularly in the fourth quarter, as a result of the two Gulf hurricanes. The turnaround schedule is weak for the early part of the third quarter, but the schedule looks much better for the spring months. The timing of our construction projects and turnaround activity can cause some volatility in revenues and earnings for the last six months of the year, but based upon positive market conditions, we now expect fiscal 2006 revenues of $450 million to $475 million versus our previous guidance of $400 million to $450 million.

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

These forward-looking statements include, among others, such things as:

•	our ability to generate sufficient cash from operations or to raise cash or resolve disputed contracts in order to meet our short- and long-term capital requirements;

•	our ability to comply with the financial covenants in our credit agreement;

•	the amount and nature of future revenues from our Construction Services and Repair and Maintenance Services segments;

•	the impact of restructuring events currently being executed;

•	the likely impact of new or existing regulations and hurricane-related infrastructure damage on the demand for our services; and

•	expansion and other development trends of the industries we serve.

These statements are based on certain assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in our Form 10-K for the fiscal year ended May 31, 2005 and listed from time to time in our filings with the Securities and Exchange Commission;

•	general economic, market or business conditions;

•	changes in laws or regulations; and

•	other factors, most of which are beyond our control.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2005.

As described in Management’s Report on Internal Control Over Financial Reporting included in the Company’s 2005 Annual Report on Form 10-K, management identified and reported to the Company’s Audit Committee and Ernst & Young LLP, the Company’s independent registered public accounting firm, certain ineffective controls which together constituted a material weakness in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) with respect to the revenue recognition process at its Eastern Business Unit as of May 31, 2005.

As a result of this material weakness, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective, as of May 31, 2005 and November 30, 2005. The Company is currently in the process of correcting the remaining control issues. The Company expects remediation to be completed in fiscal year 2006.

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

Except as described above, there were no changes in the registrant’s internal control over financial reporting that occurred during the quarter ended November 30, 2005, that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Notwithstanding the above-mentioned material weakness, in light of the processes employed in the preparation of the Company’s consolidated financial statements for the quarter ended November 30, 2005, management and the Company believe that the unaudited financial statements included in Item 1 of this Quarterly Report on Form 10-Q fairly present the Company’s consolidated financial position as of, and the consolidated results of operations for the quarter ended November 30, 2005. These processes included detailed analysis of various key accounts, detailed review of revenue recognized and certain other review procedures. As a result of these processes, management concluded that no material adjustments were needed to such financial statements.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

For information regarding legal proceedings, see Notes 10 and 11 in Item 1 of Part 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Part II, Item 1.

ITEM 1A. Risk Factors

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

The Company intends to utilize these purchased treasury shares solely for the satisfaction of stock issuance under the 1990, 1991 and 2004 Stock Option Plans and the 1995 Nonemployee Director Stock Option Plan:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Shares That May Yet Be Purchased Under the Plans or Programs
As of August 31, 2005	—	$—	2,116,800	1,330,706
September 1 to September 30, 2005	—	$—	2,116,800	1,330,706
October 1 to October 31, 2005	—	$—	2,116,800	1,330,706
November 1 to November 30, 2005	—	$—	2,116,800	1,330,706

As of November 30, 2005	—	$—	2,116,800	1,330,706

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held in Tulsa, Oklahoma at 10:30 a.m. local time on Tuesday, October 21, 2005. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement, and all nominees were elected.

Out of a total of 17,512,280 shares of the Company’s common stock outstanding and entitled to vote, 15,679,348 shares were present at the meeting in person or by proxy, representing approximately 89.5 percent. Matters voted upon at the meeting were as follows:

a.	Six directors to serve on the Company’s Board of Directors. Messers. Bradley, Hall, Hendrix, Lackey, Maxwell and Tippeconnic were elected to serve until the 2006 Annual Meeting. The vote tabulation with respect to each nominee was as follows:

Nominee	For	Authority Withheld
Hugh E. Bradley	15,543,490	135,858
Michael J. Hall	15,543,156	136,192
I. Edgar (Ed) Hendrix	15,546,856	132,492
Paul K. Lackey	15,545,348	134,000
Tom E. Maxwell	15,546,796	132,552
David J. Tippeconnic	15,541,956	137,392

b.	Ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm.

Number of Votes Cast
For	Against	Abstain	Broker Nond-Votes
15,639,611	26,937	12,800	—

c.	Ratified and approved an amendment to the Company’s 1995 Nonemployee Directors’ Stock Option Plan.

Number of Votes Cast
For	Against	Abstain	Broker Non-Votes
8,064,033	198,382	24,435	7,392,498

ITEM 5. Other Information

Not Applicable

ITEM 6. Exhibits:

Exhibit 10.1:	Securities Purchase Agreement dated October 3, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005, and incorporated by reference herein).

Exhibit 10.2:	Registration Rights Agreement dated October 3, 2005 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 4, 2005, and incorporated by reference herein).

Exhibit 10.3:	Amendment No. 2 to Rights Agreement effective as of October 3, 2005 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 4, 2005, and incorporated by reference herein).

Exhibit 10.4:	Side Letter dated October 3, 2005 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 4, 2005, and incorporated by reference herein).

Exhibit 10.5:	Amendment No. 1 to the Matrix Service Company 1995 Nonemployee Directors’ Stock Option Plan (filed as Exhibit B to the Company’s 2005 Proxy Statement filed on September 16, 2005, and incorporated by reference herein).

Exhibit 10.6:	Amended and Restated Credit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2005, and incorporated by reference herein).

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date: January 4, 2006	By:	George L. Austin
George L. Austin Vice President-Finance and Chief Financial Officer signing on behalf of the registrant and as the registrant’s chief accounting officer.

EXHIBIT INDEX

Exhibit 10.1:	Securities Purchase Agreement dated October 3, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005, and incorporated by reference herein).

Exhibit 10.2:	Registration Rights Agreement dated October 3, 2005 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 4, 2005, and incorporated by reference herein).

Exhibit 10.3:	Amendment No. 2 to Rights Agreement effective as of October 3, 2005 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 4, 2005, and incorporated by reference herein).

Exhibit 10.4:	Side Letter dated October 3, 2005 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 4, 2005, and incorporated by reference herein).

Exhibit 10.5:	Amendment No. 1 to the Matrix Service Company 1995 Nonemployee Directors’ Stock Option Plan (filed as Exhibit B to the Company’s 2005 Proxy Statement filed on September 16, 2005, and incorporated by reference herein).

Exhibit 10.6:	Amended and Restated Credit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2005, and incorporated by reference herein).

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.