Form 10-Q
period 2006-02-28
MATRIX SERVICE CO
filed 2006-04-06
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 4, 2006, there were 22,595,243 shares of the Company’s common stock, $0.01 par value per share, issued and 20,852,657 shares outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

Matrix Service Company

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
	(unaudited)		(unaudited)
Revenues	$119,575	$111,447	$355,349	$309,908
Cost of revenues	107,910	105,573	320,542	286,352

Gross profit	11,665	5,874	34,807	23,556
Selling, general and administrative expenses	7,048	18,076	21,742	32,949
Impairment and abandonment costs	—	25,000	70	25,000
Restructuring	236	2	603	150

Operating income (loss)	4,381	(37,204)	12,392	(34,543)

Other income (expense):
Interest expense	(1,537)	(1,637)	(6,952)	(3,634)
Interest income	46	—	55	1
Other	4	84	1,572	98

Income (loss) before income taxes	2,894	(38,757)	7,067	(38,078)
Income tax provision (benefit)	1,123	(3,288)	2,753	(3,010)

Net income (loss)	$1,771	$(35,469)	$4,314	$(35,068)

Basic earnings per common share	$0.09	$(2.05)	$0.22	$(2.03)
Diluted earnings per common share	$0.08	$(2.05)	$0.21	$(2.03)

Weighted average common shares outstanding:
Basic	20,805,535	17,339,069	19,245,130	17,309,133
Diluted	26,560,079	17,339,069	25,442,564	17,309,133

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Balance Sheets

(In thousands)

	February 28, 2006	May 31, 2005
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,435	$1,496
Accounts receivable, less allowances ($181 as of February 28, 2006 and $461 as of May 31, 2005, respectively)	65,530	70,088
Contract dispute receivables, net	11,709	20,975
Costs and estimated earnings in excess of billings on uncompleted contracts	20,831	22,733
Inventories	4,302	4,739
Income tax receivable	1,798	3,004
Deferred income taxes	2,234	4,820
Prepaid expenses	4,528	8,245
Assets held for sale	809	1,479

Total current assets	114,176	137,579

Property, plant and equipment at cost:
Land and buildings	22,864	23,087
Construction equipment	30,034	29,711
Transportation equipment	10,902	10,862
Furniture and fixtures	9,366	8,889
Construction in progress	1,124	318

	74,290	72,867
Accumulated depreciation	(38,570)	(35,791)

	35,720	37,076

Goodwill	23,571	24,834

Other assets	2,030	2,891

Total assets	$175,497	$202,380

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Balance Sheets

(In thousands, except share data)

	February 28, 2006	May 31, 2005
	(unaudited)
Liability and stockholders’ equity

Current liabilities:
Accounts payable	$30,640	$38,059
Billings on uncompleted contracts in excess of costs and estimated earnings	18,115	12,311
Accrued insurance	5,104	5,038
Other accrued expenses	13,702	15,759
Current capital lease obligation	350	113
Current portion of long-term debt	—	42,765
Current portion of acquisition payable	1,478	1,808

Total current liabilities	69,389	115,853

Convertible notes	25,000	30,000
Acquisition payable	4,330	4,169
Long-term capital lease obligation	548	231
Deferred income taxes	3,471	4,142

Stockholders’ equity:
Common stock - $.01 par value; 30,000,000 shares authorized and 22,595,243 and 19,285,276 shares issued as of February 28, 2006 and May 31, 2005, respectively	226	193
Additional paid-in capital	75,809	56,322
Retained earnings (deficit)	980	(3,307)
Accumulated other comprehensive income (loss)	592	(22)

	77,607	53,186

Less: treasury stock, at cost – 1,744,586 and 1,873,750 shares as of February 28, 2006 and May 31, 2005, respectively	(4,848)	(5,201)

Total stockholders’ equity	72,759	47,985

Total liabilities and stockholders’ equity	$175,497	$202,380

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	February 28, 2006	February 28, 2005
	(unaudited)
Operating activities

Net income	$4,314	$(35,068)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	4,292	5,171
Impairment of goodwill	—	25,000
Contract dispute reserve	—	10,448
Deferred income tax	1,888	(2,679)
Loss (gain) on sale of assets	(1,570)	(93)
Allowance for uncollectible accounts	470	125
Accretion on acquisition payable	213	287
Amortization of debt issuance costs	2,572	468
Amortization of prepaid interest	1,454	—
Impairment loss	70	—
Changes in operating assets and liabilities increasing (decreasing) cash:
Receivables	12,439	(2,346)
Costs and estimated earnings in excess of billings on uncompleted contracts	1,762	(3,722)
Inventories	(554)	(1,920)
Prepaid expenses and other assets	328	(272)
Accounts payable	(6,679)	15,833
Billings on uncompleted contracts in excess of costs and estimated earnings	5,689	1,335
Accrued expenses	(2,123)	2,940
Income tax receivable/payable	1,469	1,157
Other	(3)	(70)

Net cash provided by operating activities	26,031	16,594

Investing activities

Acquisition of property, plant and equipment	(3,291)	(1,125)
Proceeds from asset sales	6,956	136

Net cash provided (used) by investing activities	$3,665	$(989)

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	February 28, 2006	February 28, 2005
	(unaudited)
Financing activities

Advances under bank credit agreement	$102,586	$124,162
Repayments of bank credit agreement	(145,265)	(138,160)
Payment of debt issuance costs	(930)	(834)
Capital lease payments	(301)	(28)
Issuance of common stock	15,282	432
Repayment of acquisition payable	(382)	—

Net cash used by financing activities	(29,010)	(14,428)

Effect of exchange rate changes on cash	253	43

Net increase in cash and cash equivalents	939	1,220
Cash and cash equivalents, beginning of period	1,496	752

Cash and cash equivalents, end of period	$2,435	$1,972

Supplemental disclosure of cash flow information:
Net cash (paid) received during the period for:

Income taxes	$623	$1,399

Interest	$(2,879)	$(3,054)

See Notes to Consolidated Financial Statements

Matrix Service Company

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Total
					Translation	Derivative
Balances, May 31, 2005	$193	$56,322	$(3,307)	$(5,201)	$44	$(66)	$47,985
Net income	—	—	4,314	—	—	—	4,314
Other comprehensive income
Translation adjustment	—	—	—	—	568	—	568
Derivative activity	—	—	—	—	—	46	46

Comprehensive income							4,928
Conversion of convertible notes (1,002,275 shares)	10	4,291	—	—	—	—	4,301
Issuance of additional common stock (2,307,692 shares)	23	14,859	—	—	—	—	14,882
Exercise of stock options (129,164 shares)	—	74	(27)	353	—	—	400
Tax effect of exercised stock options	—	263	—	—	—	—	263

Balances, February 28, 2006	$226	$75,809	$980	$(4,848)	$612	$(20)	$72,759

Balances, May 31, 2004	$193	$56,101	$35,585	$(5,769)	$(239)	$(156)	$85,715
Net loss	—	—	(35,068)	—	—	—	(35,068)
Other comprehensive income
Translation adjustment	—	—	—	—	376	—	376
Derivative activity	—	—	—	—	—	65	65

Comprehensive loss							(34,627)
Exercise of stock options (155,200 shares)	—	53	(35)	414	—	—	432
Tax effect of exercised stock options	—	137	—	—	—	—	137

Balances, February 28, 2005	$193	$56,291	$482	$(5,355)	$137	$(91)	$51,657

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

Note 2 – Stock Option Plans

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No., 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. The Statement is required to be adopted at the beginning of fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of Statement 123(R) and intends to adopt Statement 123(R) as of June 1, 2006 utilizing the “modified prospective” method.

Under the “modified prospective” method, compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees and directors using APB Opinion 25’s intrinsic value method. Under APB Opinion 25, the Company generally recognizes no compensation cost for employee stock options as the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no significant impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	February 28, 2006	February 28, 2005
Risk-free interest rate	3.8%	3.7%
Expected volatility	68.8%	60.9%
Expected life in years	4.6	4.8
Expected dividend yield	—	—

The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 using the Black-Scholes option valuation model:

	Three Months Ended		Nine Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
	(In thousands, except per share data)
Net income (loss) as reported	$1,771	$(35,469)	$4,314	$(35,068)
Pro forma compensation expense from stock options	(145)	(118)	(388)	(298)

Pro forma net income (loss)	$1,626	$(35,587)	$3,926	$(35,366)

Earnings (loss) per common share as reported:
Basic	$0.09	$(2.05)	$0.22	$(2.03)
Diluted	$0.08	$(2.05)	$0.21	$(2.03)

Pro forma earnings (loss) per common share:
Basic	$0.08	$(2.05)	$0.20	$(2.04)
Diluted	$0.07	$(2.05)	$0.19	$(2.04)

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

The Company’s restructuring program was designed to reduce its cost structure and improve its operating results and liquidity. The Company focused on its core strengths and identified areas with the objective of eliminating unprofitable and marginal work. As a result of this effort, Matrix Service has sold certain non-core assets and is in the process of selling other non-core assets, as discussed in Note 4. These liquidity events, coupled with various tax refunds have yielded approximately $10.8 million in cash, including $1.6 million in the fourth quarter of fiscal 2005, $3.1 million in the first quarter of fiscal 2006, $3.7 million in the second quarter of fiscal 2006, and $2.4 million in the third quarter of fiscal 2006. In addition, another liquidity event is expected to yield an additional $0.8 million upon the sale of a certain asset classified as held for sale. In the fourth quarter of fiscal 2005, Matrix Service also ceased working on a number of large routine maintenance contracts that were utilizing valuable resources while providing minimal returns. As these maintenance contracts were reduced, there was a significant reduction of overhead and administration costs. As a result of these efforts and other efforts to reduce costs, Matrix Service was able to reduce its annual administrative payroll and benefit costs by more than $5.0 million.

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

During fiscal 2006, the Company charged $0.2 million of restructuring related costs against earnings in the third quarter and has charged $0.6 million in the first nine months of fiscal 2006. These restructuring charges were primarily related to additional professional fees incurred in connection with the restructuring activities, restructuring incentives and costs incurred to shut down a fabrication facility. Restructuring charges related to specific operating activities are reflected in the applicable segment in Note 14. “Other” restructuring charges are allocated based on percentage of revenue. Payments of approximately $0.6 million were made during the three months ended February 28, 2006 and payments for the nine months ended February 28, 2006 totaled $1.8 million. The remaining liability of $0.6 million as of February 28, 2006 is reflected in other accrued expenses.

Restructuring activities other than asset sales and debt refinancing of the Company consist of the following:

	Employee Severance Benefits	Consulting Fees	Hake Acquisition	Environmental	Other Reorganization Costs	Total
	(In thousands)
Liability balance at May 31, 2005	$892	$425	$—	$75	$467	$1,859
Charge (credit) to income	(20)	237	—	—	386	603
Payment	(865)	(662)	—	(7)	(284)	(1,818)

Liability balance at February 28, 2006	$7	$—	$—	$68	$569	$644

Liability balance at May 31, 2004	$—	$—	$117	$—	$192	$309
Charge to income	—	—	—	146	4	150
Payment	—	—	(117)	(141)	(46)	(304)

Liability balance at February 28, 2005	$—	$—	$—	$5	$150	$155

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

Also, in the second quarter of fiscal 2006, the Company completed the sale of its Bethlehem, Pennsylvania fabrication facility for $3.5 million, $0.5 million of which was in the form of a promissory note which bears interest at 12% per annum. Principal and interest on the note is payable in equal monthly installments over 60 months beginning in January 2006. The Company may also earn an additional $0.2 million based upon the earnings of the buyer. In the event the buyer chooses to prepay the remaining deferred obligation, which the buyer may do at any time without penalty, the additional earnout opportunity would be eliminated. The sale consisted of assets of approximately $4.1 million and liabilities of approximately $1.0 million, and resulted in a gain of $0.4 million.

In the third quarter of fiscal 2006, the Company executed an agreement for the sale and subsequent lease-back of its corporate facility. The net proceeds from the sale were approximately $0.7 million. No gain or loss was recognized on the sale, as the facility was previously impaired $0.1 million in the second quarter of fiscal 2006 to adjust the carrying value of the land to the estimated sale proceeds.

Assets Held for Sale

In fiscal 2005, the Company identified various assets as available for sale under the current business plan. Certain of these assets have been sold in fiscal 2006, as discussed above in Note 4. The Company still holds excess land located in Orange, California, for which a sale is pending. The carrying value of the excess land at February 28, 2006 was $0.8 million, which approximates the expected net proceeds from the pending sale. The land is classified as a current asset held for sale on the Consolidated Balance Sheet and is reflected in the Company’s “other” segment in Note 14.

Note 5 – Debt

Debt consists of the following:

	February 28, 2006	May 31, 2005
	(In thousands)
Borrowings under bank credit facility:
Revolving credit facility	$—	$20,281
Term note	—	22,398
Interest rate swap liability	—	86
Convertible Notes	25,000	30,000

	25,000	72,765
Less current portion:
Revolving credit facility	—	20,281
Term note	—	22,398
Interest rate swap liability	—	86

Long-term debt	$25,000	$30,000

Senior Credit Facility

On December 20, 2005 the Company completed the refinancing of its senior credit facility with the execution of the Amended and Restated Credit Agreement (Credit Agreement). The Credit Agreement provides for a $15 million term loan and a $40 million revolving credit facility. On February 28, 2006, availability under the revolving credit facility was $28.8 million, which represents the full facility amount of $40.0 million less outstanding letters of credit of $11.2 million. The terms and conditions of the Credit Agreement include customary affirmative and negative covenants that are structured to adjust upon repayment of the term loan, which occurred on February 24, 2006.

Under the current terms of the Credit Agreement, the Company is required to comply with the following financial covenants:

•	A Leverage Ratio, defined as the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA for the previous four quarters. For the fiscal quarter ended February 28, 2006, annualized results for the three fiscal quarters ended February 28, 2006 were utilized for purposes of determining Consolidated EBITDA. The maximum Leverage Ratio is 4.00 to 1.00.

•	A Senior Leverage Ratio, defined as the ratio of Consolidated Funded Indebtedness less convertible debt to Consolidated EBITDA for the previous four quarters. For the fiscal quarter ended February 28, 2006, annualized results for the three fiscal quarters ended February 28, 2006 were utilized for purposes of determining Consolidated EBITDA. The maximum Senior Leverage Ratio is 2.50 to 1.00 beginning with the fiscal quarter ended February 28, 2006 through the last fiscal quarter of 2006, 2.25 to 1.00 from the first fiscal quarter of 2007 through the third quarter of fiscal year 2007, and 2.00 to 1.00 thereafter.

•	A Fixed Charge Coverage Ratio, defined as the ratio of Consolidated EBITDA for the previous four fiscal quarters, less Distributions made or paid during the same period, less net cash taxes paid for the same period, less Capital Expenditures during the same period to all scheduled current maturities for the next four fiscal quarters, plus Consolidated Interest Expense for the previous four fiscal quarters, plus current maturities of Capital Lease Obligations for the next four fiscal quarters. For the fiscal quarter ended February 28, 2006, annualized results for the three fiscal quarters ended February 28, 2006 were utilized for purposes of determining Consolidated EBITDA. Distributions are defined as dividends, payments, redemption, retirement, repurchase or warrants, rights or other options to purchase capital stock or other equity interests, excluding payments made from the net proceeds of the sale of stock, stock dividends or exchanges of stock or other equity interest. The minimum Fixed Charge Coverage Ratio is 1.15 to 1.00 for the fiscal quarter ended February 28, 2006, and 1.25 to 1.00 for each fiscal quarter thereafter.

•	A Consolidated Tangible Net Worth requirement, defined as consolidated stockholders’ equity minus goodwill and other intangible assets. Consolidated Tangible Net Worth cannot be less than $20 million plus all net cash proceeds from the issuance of any equity interests (other than the exercise of stock options by current or former employees, officers or directors) plus seventy five percent of all positive quarterly consolidated net income after November 30, 2005.

In future periods, the Company will be subject to an Interest Coverage Ratio as defined below:

•	A Cash Interest Coverage Ratio, defined as the ratio of Consolidated EBITDA for the most recently ended four fiscal quarters to interest expense for the same quarters (excluding interest expense that has been capitalized and not paid in cash). Beginning with the fiscal quarter ended August 31, 2006 through the fiscal quarter ended February 28, 2007, the minimum Cash Interest Coverage Ratio will be 2.50 to 1.00. The Cash Interest Coverage Ratio will be replaced by the Interest Coverage Ratio beginning with the fiscal quarter ended May 31, 2007.

•	An Interest Coverage Ratio, defined as the ratio of Consolidated EBITDA for the most recently ended four fiscal quarters to interest expense for the same quarters. The minimum Interest Coverage Ratio will be 2.50 to 1.00.

The revolving credit facility may be used for working capital, issuance of letters of credit or other lawful corporate purposes. Availability under the revolving facility is governed by a borrowing base equal to 80% of outstanding accounts receivable less certain exclusions as defined in the Credit Agreement and is further reduced by outstanding letters of credit. At the Company’s option, amounts borrowed under the revolving credit facility will bear interest at LIBOR or an alternate base rate, plus in each case an additional margin based on the Senior Leverage Ratio. The alternate base rate is the greater of the prime rate or the fed funds effective rate plus 0.5%. The additional margin ranges from 0.75% to 2.00% on alternate base rate borrowings and from 2.25% to 3.50% on LIBOR-based borrowings. The Senior Leverage Ratio for the quarter ended February 28, 2006, places the Company in the lowest interest rate tier, resulting in LIBOR and alternative base rate margins of 2.25% and 0.75%, respectively.

The Credit Agreement contains certain provisions that limit the Company’s ability to incur additional indebtedness and impose restrictions on capital expenditures. These provisions limit outstanding capital and operating lease obligations to $12.5 million at any time with a maximum of $3.5 million in operating lease payments in any fiscal year. Additional restrictions include a limit on capital expenditures of $12.5 million per fiscal year and a limit on other unsecured indebtedness of $1.5 million.

The Credit Agreement is guaranteed by all of our subsidiaries and is secured by a lien on substantially all of our assets.

The following table presents the Company’s actual performance in relation to the required financial covenants in effect as of February 28, 2006:

Leverage ratio
Actual	1.52
Maximum allowed	4.00

Excess	2.48

Senior leverage ratio
Actual	0.39
Maximum allowed	2.50

Excess	2.11

Fixed charge coverage ratio
Actual	3.27
Minimum required	1.15

Excess	2.12

(In thousands)
Tangible net worth
Actual	$49,148
Minimum required	21,328

Excess	$27,820

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

The convertible notes were issued under a securities purchase agreement among the Company and certain investors, and bear interest at a rate of 7% per year. The notes are convertible into shares of the Company’s common stock at an initial conversion price of $4.69 per share, subject to adjustment for stock dividends, stock splits or other matters as provided for in the Securities Purchase Agreement. An initial interest pre-payment of $4.2 million was made on April 25, 2005 for the period to and including April 25, 2007. Prepaid interest of $1.7 million is included in prepaid assets and $0.3 million in other assets at February 28, 2006. Interest is payable in arrears on each March 31, June 30, September 30 and December 31, beginning on June 30, 2007, through the date of maturity. The original agreement provided that if we failed to refinance our credit facility prior to September 30, 2005, additional interest of 5.00% per annum would accrue and be added to the principal balance of our convertible notes beginning October 1, 2005 and until our credit facility is refinanced. The holders of the convertible notes waived the accrual of additional interest until December 31, 2005 and our credit facility was subsequently refinanced on December 20, 2005 as discussed in Note 5 above.

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

As of February 28, 2006, $5 million of the convertible notes had been converted by note holders into 1,002,275 shares of the Company’s Common Stock and $25 million of the convertible notes remained outstanding.

Note 6 – Private Placement of Common Stock

On October 3, 2005, the Company completed a private placement of approximately 2.3 million shares of common stock. The common stock was priced at $6.50 per share. The net proceeds from the issuance were approximately $14.9 million. The Company used the proceeds to repay a portion of its outstanding balance on the Company’s revolving line of credit in order to provide additional liquidity for working capital needs.

In connection with the private placement of common stock, on October 3, 2005, the Company entered into a registration rights agreement with the purchasers of the common stock. The registration rights agreement required us to file a registration statement with respect to the resale of the shares of the common stock issued in the private placement. The registration statement was filed with the SEC on October 20, 2005 and was declared effective by the SEC on October 28, 2005. The registration rights agreement also requires the use of our best efforts to keep the registration statement continuously effective until the earlier of (a) the date on which all of the common stock covered by such registration statement has been sold or may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act of 1933, as amended, or (b) the fifth anniversary of the date the registration statement is declared effective by the SEC. If we fail to satisfy our obligations under the registration rights agreement, we will owe the holders of the common stock as partial liquidated damages an amount in cash equal to 1% of the aggregate amount paid for the common stock for each such event, and thereafter on each monthly anniversary of each such event (if the applicable failure shall not have been cured by such date) until the applicable failure is cured, we will owe the note holders an amount in cash equal to an additional 1% of the aggregate amount paid for the common stock.

Note 7 – Acquisition Payable

As part of the purchase of the Hake group of companies in fiscal 2003, the Company entered into an acquisition payable for a portion of the purchase price. The acquisition payable was originally recorded at its fair value and accreted for the change in its present value each period utilizing a 5.1% effective interest rate. Payments related to the acquisition payable are due annually on March 7. Pursuant to the purchase agreement, the former shareholders of Hake are responsible for any tax exposures for periods ended March 7, 2003 or before. In fiscal 2006, the Company paid $0.4 million for tax obligations for a period prior to March 7, 2003. As the amount paid was the responsibility of former shareholders of Hake, the annual payment made on March 7, 2006 was reduced from $1.9 million to $1.5 million. Payments of $1.9 million and $2.8 million are due in 2007 and 2008, respectively.

Also, pursuant to the purchase agreement, the former shareholders of Hake agreed, jointly and severally, to indemnify Matrix for damages it suffers due to breaches of representations and warranties made by the shareholders with respect to, among other things, its employee benefit plans; the ownership, use and condition of its assets and the performance by Hake of its contractual obligations and its obligations under applicable laws, including employment and environmental laws. As to these matters, Matrix may recover its damages only if its claims for damages are made by March 7, 2008, the amount of damages claimed as to any single event exceeds a de minimus amount of $10,000, and only after the aggregate amount of all such claims excluding de minimus claims exceeds $250,000. In order to better assure the payment to Matrix of any claims by it for indemnity, $10 million of the purchase price for Hake was withheld in the form of a deferred purchase price payable to the former shareholders or their designee. Upon final determination that a claim for indemnity is proper, the amount of the claim can be deducted by Matrix from the deferred payments of the purchase price. The remaining deferred purchase obligations to be paid in the future totaled approximately $6.2 million as of February 28, 2006. The future obligation was subsequently reduced to $4.7 million when the 2006 payment of $1.5 million was made on March 7, 2006. Since the purchase date on March 7, 2003, Matrix claims have not exceeded $250,000, and thus no adjustment to the deferred purchase price has been made related to indemnifications by the former shareholders of Hake since the purchase date.

Note 8 – Income Taxes

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

Note 9 – Contract Disputes

	As of February 28, 2006		As of May 31, 2005
	Total Claim	Net Receivable	Total Claim	Net Receivable
	(In thousands)
Contract Dispute I	$—	$—	$27,048	$14,943
Contract Dispute II	15,546	11,297	15,029	11,207
Contract Dispute III	7,022	4,183	6,577	4,183
Contract Dispute IV	2,054	975	2,054	975
Contract Dispute V	2,686	644	—	—
Contract Dispute Reserve	—	(5,390)	—	(10,333)

Total	$27,308	$11,709	$50,708	$20,975

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

The Company’s net receivable in this matter was approximately $14.9 million and was also reserved by the contract dispute reserves discussed below. On December 21, 2005, the Company agreed to settle the contract dispute for $10.0 million, which was collected in the third quarter of fiscal 2006. No loss was recognized on the settlement as the remaining net receivable of $4.9 million was written off against the contract dispute reserve.

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

On December 22, 2005, the Company was granted an interim arbitration award of $10.3 million plus interest and certain fees, including legal fees incurred in connection with the dispute. Under the terms of the arbitration award, the Company was directed to submit itemized statements of its attorney fees and other costs. A final arbitration award of $12.1 million was granted on March 20, 2006. Interest will accrue at approximately $3,000 per day until the award is paid. The GC has formally objected to the award. The Company is taking the appropriate steps to have the award confirmed in order to enforce and collect the award.

Contract Dispute III

In fiscal year 2003, two of the Company’s subsidiaries entered into sub-subcontract agreements with another subcontractor (Sub) to provide all necessary supervision, labor, materials, and equipment necessary to install a heater foundation, on a time and material basis at an owner’s facility. The Sub was previously contracted by the general contractor (GC) on the project, to perform foundation installation, equipment, piping and steel erection, other construction work and construction management. As the project progressed, the Sub opted to increase the Company’s subsidiaries’ scope of work.

On September 30, 2003, the Sub filed for Chapter 11 bankruptcy protection. At the date of the bankruptcy filing, the Company’s subsidiaries had substantially completed all work at the job site. Subsequent to the Sub’s bankruptcy filing, the GC assumed all of the Sub’s obligations that are subject to valid liens associated with the project. The Company’s subsidiaries subsequently filed valid construction lien claims totaling approximately $5.8 million against the owner, GC and Sub. These lien claims have been consolidated with six other sub-subcontractor lien claims associated with the project and the lien claims have been fully bonded by the GC, although the GC disputes the lien amounts and seeks to have a smaller lien fund fixed. Therefore, the Company is not required to proceed through the Sub’s bankruptcy proceedings to collect amounts owed. The Court has ruled on the standards to be applied in the computation of the “lien fund” that is available to satisfy the liens that have been asserted against the project. Currently, the Company is in dispute with the owner and the GC as to the appropriate calculation of the available lien fund. Court-ordered mediation has to date been unsuccessful in enabling the parties to reach a settlement. The Company believes that it has a valid claim and that the value of the lien fund will be established at an amount adequate to fund the associated claim by the Company. The Company expects a full resolution of this matter to occur within the next twelve months.

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

The Oregon Court of Appeals subsequently ruled that the dispute should be settled in arbitration. The owner has appealed to the Oregon Supreme Court. The Company and its external counsel believe that it has valid claims under state law and that a recent state court ruling supports its position regarding the claim. The Company expects a full resolution of this matter to occur within the next twelve months.

Contract Dispute V

A subsidiary of the Company performed work from May 2005 to August 2005 under a subcontract with a general contractor (GC). As the project progressed, the Company asserted claims for impacts and delays attributable to the GC’s numerous change orders and project acceleration. As a result, the GC terminated the Company from the project when the project was more than 60% complete. The Company subsequently de-mobilized from the site. The Company believes it has valid claims for amounts owed and that it is adequately reserved for the dispute.

Contract Dispute Reserve

In February 2005, the Board of Directors authorized management to initiate an effort to accelerate the resolution and collection of the amounts owed on the disputed contracts, and further limit the costs of litigation to the Company arising out of the various disputes. The action by the Board was taken in connection with the Company’s liquidity situation, restructuring plans and refinancing efforts as of that date. While the Company believed that allowing these disputes to be resolved through the normal course of arbitration or litigation would result in the recovery of amounts equal to or in excess of the previously recorded balances, the Board concluded that addressing the liquidity situation was of utmost importance. Therefore, in an effort to expedite the collection of these balances, the Board authorized management to pursue resolution at amounts below that previously reflected on the balance sheet. As a result of the Company’s initiative, the Company recorded an additional reserve of $10.3 million in fiscal 2005.

As of February 28, 2006, the reserve balance is $5.4 million as approximately $4.9 million of the reserve was utilized in the settlement of Contract Dispute I. The Company believes it is adequately reserved for the disputes and the collection risk of settlements, mediation and arbitration awards. The Company routinely assesses the adequacy of the contract dispute reserve. As additional information becomes available, including settlements and the collection of settlements, the Company will evaluate and adjust the reserve, if necessary.

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

Legion Insurance Dispute

Matrix Service, as plaintiff, is currently in litigation in the Tulsa County District Court in the State of Oklahoma over matters arising out of a workers’ compensation program with a former insurance provider. These matters involve contests over a letter of credit (“LC”) for $2.0 million, a bond for $2.1 million and a deposit of $0.8 million pledged to secure Matrix Service’s obligations under this prior program. As a part of its insurance program with Legion Insurance Company (“Legion”), Legion used an offshore insurance company, Mutual Indemnity (“Mutual”), which was domiciled in Bermuda. Matrix Service purchased preferred stock in Mutual, which then reinsured part of the workers’ compensation exposure that was underwritten by Legion. Matrix Service assumed the first $250,000 of any occurrence involving injury to Matrix Service employees. If there was an occurrence, Legion would process and pay all claims for all Matrix Service employees injured in that occurrence. On a monthly basis, Legion would then be reimbursed by Mutual for the actual claim payments made, up to $250,000 per occurrence. Matrix Service would then reimburse Mutual for the amount of the claims paid by Legion during that month.

Matrix Service funded two escrow accounts, one of which was used to administer individual claims and the other of which acted as a working escrow account to reimburse Mutual. Mutual’s insurance regulators also required Matrix Service to post an LC for $2.0 million and a surety bond in the amount of $2.1 million as security for its potential future claim payment liability.

On April 1, 2002, the Insurance Commissioner for the State of Pennsylvania placed Legion into rehabilitation. Matrix Service was concerned that the security held by Mutual would be commingled with other shareholder assets and not used exclusively to pay Matrix Service claims. Matrix Service filed suit in the Tulsa County district court to require a full accounting of all Matrix Service funds held by Mutual and restrain Mutual from drawing on the LC or surety bond. The court granted a temporary restraining order prohibiting the use of such assets for the payment of claims other than Matrix Service claims.

On July 25, 2003, a Pennsylvania court placed Legion into liquidation. At that time, all open workers’ compensation claims were sent to the various state guaranty funds for handling. Several states denied responsibility with respect to Matrix Service claims because Matrix Service’s net worth exceeded the statutory maximum as of December 31, 2002, the year preceding the Legion liquidation, under which claims would be handled by the individual state guaranty funds. Those states returned the claims back to Matrix Service for direct handling. In other states where Matrix Service has exposure, the state guaranty funds took over the claims. Some of those states have billed Matrix Service for reimbursement of payments made on Matrix Service claims, but those invoices have been put on hold due to a Pennsylvania law that allows the state guaranty funds to seek reimbursement directly from the liquidator for Legion, who could seek recovery of the funds from Matrix Service through Mutual. This alternative will allow funds currently being held as security by Mutual to be used to pay state guaranty fund billings.

Matrix Service is continuing to negotiate with Mutual for a replacement of the existing $2.0 LC and $2.1 million surety bond with a new $2.1 million LC, to reflect the current anticipated future exposures under the Legion insurance program.

All claims that are outstanding with the Legion Liquidator, state guaranty funds and Mutual are claims that originated prior to May 1, 2002, the date on which Matrix Service replaced the Legion insurance program with workers’ compensation insurance provided by “A” rated workers compensation carriers, and are reserved by the Company. As of February 28, 2006 and May 31, 2005, the claim reserves recorded by the Company were $2.0 million and $2.0 million, respectively. The Company believes that it is adequately reserved and does not believe resolution of this issue will have a material effect on the Company’s financial position, results of operations and liquidity.

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

Refinery Accident

On November 6, 2005, two employees of the Company were fatally injured in an accident that occurred at a customer jobsite in Delaware City, Delaware. Both families have filed liability claims against the property owner. These claims have been tendered by the property owner to the Company for defense. The Company believes that it is adequately reserved or insured for this incident and any losses incurred are not expected to be significant.

Unapproved Change Orders and Claims

As of February 28, 2006 and May 31, 2005, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of $2.8 million and $0.2 million, respectively, and claims of approximately $0.6 million and $0.4 million, respectively.

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

	Three Months Ended		Nine Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
	(In thousands)
Net income (loss)	$1,771	$(35,469)	$4,314	$(35,068)
Other comprehensive income (loss)	171	(154)	614	441

Comprehensive income (loss)	$1,942	$(35,623)	$4,928	$(34,627)

Note 12 – Earnings Per Common Share

Basic earnings per share (EPS) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee and director stock options, as well as the dilutive effect of convertible securities. Stock options are considered antidilutive whenever the exercise prices of the options exceed the average market price of the common stock during the period. Convertible debt is considered antidilutive whenever its interest (net of tax) per common share obtainable on conversion exceeds basic earnings per share. Stock options are considered dilutive whenever the exercise price is less than the average market price of the stock during the period. Dilutive convertible securities are calculated using the “if converted” method, in which all unconverted securities are assumed to be converted as of the beginning of the period. The “if converted” method also requires that any interest charges, net of tax, applicable to the securities be added back to net income for purposes of computing diluted earnings per share. Both stock options and convertible debt are considered antidilutive in the event of a net loss.

Antidilutive options for the three and nine month periods ending February 28, 2006 were 253,307 and 336,990, respectively. Antidilutive options for the three and nine month periods ending February 28, 2005 were 1,253,772 and 1,176,618, respectively. These options were not included in the calculation of diluted earnings per share.

The computation of basic and diluted EPS is as follows:

	Three Months Ended		Nine Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
	(In thousands, except share and per share amounts)
Basic EPS:
Net income (loss)	$1,771	$(35,469)	$4,314	$(35,068)

Weighted average shares outstanding	20,805,535	17,339,069	19,245,130	17,309,133

Basic EPS	$0.09	$(2.05)	$0.22	$(2.03)

Diluted EPS:
Net income	$1,771	$(35,469)	$4,314	$(35,068)
Convertible notes interest expense (net of tax)	297	—	993	—

Adjusted net income (loss)	$2,068	$(35,469)	$5,307	$(35,068)

Weighted average shares outstanding - basic	20,805,535	17,339,069	19,245,130	17,309,133

Dilutive stock options	424,054	—	376,867	—

Dilutive convertible note shares	5,330,490	—	5,820,567	—

Dilutive weighted average shares	26,560,079	17,339,069	25,442,564	17,309,133

Diluted EPS	$0.08	$(2.05)	$0.21	$(2.03)

Note 13 – Capital Leases

The Company routinely acquires capital assets utilizing capital leases. Assets acquired under capital leases total $0.9 and $0.2 million for the nine months ending February 28, 2006 and February 28, 2005.

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

Matrix Service Company

Segment Information

(In thousands)

	Construction Services	Repair & Maintenance Services	Other	Combined Total
Three Months ended February 28, 2006
Gross revenues	$56,995	$65,375	$—	$122,370
Less: Inter-segment revenues	(2,746)	(49)	—	(2,795)

Consolidated revenues	54,249	65,326	—	119,575
Gross profit	3,882	7,783	—	11,665
Operating income (loss)	1,223	3,258	(100)	4,381
Income (loss) before income tax expense	261	2,733	(100)	2,894
Net income (loss)	163	1,670	(62)	1,771

Segment assets	84,982	62,311	28,204	175,497
Capital expenditures	1,294	306	467	2,067
Depreciation and amortization expense	705	723	—	1,428

Three Months ended February 28, 2005
Gross revenues	$51,618	$63,018	$—	$114,636
Less: Inter-segment revenues	(2,891)	(298)	—	(3,189)

Consolidated revenues	48,727	62,720	—	111,447
Gross profit	1,727	4,147	—	5,874
Operating income (loss)	(37,474)	272	(2)	(37,204)
Income (loss) before income tax expense	(38,483)	(272)	(2)	(38,757)
Net income (loss)	(35,305)	(163)	(1)	(35,469)

Segment assets	82,831	76,767	29,207	188,805
Capital expenditures	62	69	405	536
Depreciation and amortization expense	873	795	—	1,668

Nine Months ended February 28, 2006
Gross revenues	$171,829	$190,858	$—	$362,687
Less: Inter-segment revenues	(6,962)	(376)	—	(7,338)

Consolidated revenues	164,867	190,482	—	355,349
Gross profit	14,434	20,373	—	34,807
Operating income (loss)	5,004	7,488	(100)	12,392
Income (loss) before income tax expense	1,550	5,617	(100)	7,067
Net income (loss)	949	3,427	(62)	4,314

Segment assets	84,982	62,311	28,204	175,497
Capital expenditures	2,467	524	1,155	4,146
Depreciation and amortization expense	2,089	2,203	—	4,292

Nine Months ended February 28, 2005
Gross revenues	$161,228	$157,456	$—	$318,684
Less: Inter-segment revenues	(8,229)	(547)	—	(8,776)

Consolidated revenues	152,999	156,909	—	309,908
Gross profit	9,959	13,597	—	23,556
Operating income (loss)	(37,164)	2,771	(150)	(34,543)
Income (loss) before income tax expense	(39,466)	1,538	(150)	(38,078)
Net income (loss)	(35,893)	914	(89)	(35,068)

Segment assets	82,831	76,767	29,207	188,805
Capital expenditures	318	277	728	1,323
Depreciation and amortization expense	2,675	2,496	—	5,171

Segment revenue from external customers by industry type are as follows:

	Construction Services	Repair & Maintenance Services	Total
	(In thousands)
Three Months Ended February 28, 2006
Downstream Petroleum Industry	$41,000	$62,978	$103,978
Power Industry	2,836	1,541	4,377
Other Industries	10,413	807	11,220

Total	$54,249	$65,326	$119,575

Three Months Ended February 28, 2005
Downstream Petroleum Industry	$38,534	$52,230	$90,764
Power Industry	3,193	8,161	11,354
Other Industries	7,000	2,329	9,329

Total	$48,727	$62,720	$111,447

Nine Months Ended February 28, 2006
Downstream Petroleum Industry	$140,442	$179,130	$319,572
Power Industry	9,435	7,370	16,805
Other Industries	14,990	3,982	18,972

Total	$164,867	$190,482	$355,349

Nine Months Ended February 28, 2005
Downstream Petroleum Industry	$96,287	$135,732	$232,019
Power Industry	33,761	13,084	46,845
Other Industries	22,951	8,093	31,044

Total	$152,999	$156,909	$309,908

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

Revenue Recognition

The Company records revenue on long-term construction contracts on a percentage-of-completion basis using the cost-to-cost method. Contracts in process are valued at cost plus accrued profits less billings. Contracts are generally considered substantially complete when field construction is completed. Matrix includes pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs, when Matrix determines that it is responsible for the procurement and management of such cost components on behalf of the customer.

The Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Matrix has a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenues and contracts costs, and accordingly, does not believe significant fluctuations are likely to materialize. However, current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made through a contract write-down for the total loss anticipated. A number of our contracts contain various cost and performance incentives and penalties that impact the earnings we realize from our contracts, and adjustments related to these incentives and penalties are recorded in the period when estimable or finalized, which is generally during the latter stages of the contract. Contract incentives are evaluated throughout the life of the contract and are recognized on a percentage-of-completion basis when the likelihood of obtaining the incentive becomes probable.

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

The Company records revenue on cost plus and time and material contracts proportional to costs incurred.

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

As of February 28, 2006 and May 31, 2005, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of approximately $2.8 million and $0.2 million, respectively, and claims of approximately $0.6 million and $0.4 million, respectively. Historically, our collections for unapproved change orders and other claims have approximated the amount of revenue recognized.

The following table provides a rollforward of revenue recognized on claims and unapproved change orders. Amounts disclosed for unapproved change orders exclude amounts associated with contract disputes disclosed in Note 9 – Contract Disputes:

	Claims for Unapproved Change Orders	Other Claims	Total
	(In thousands)
Balance at May 31, 2005	$208	$383	$591
Additions	2,968	337	3,305
Collections	(333)	(141)	(474)
Loss	(25)	—	(25)

Balance at February 28, 2006	$2,818	$579	$3,397

Balance at May 31, 2004	$1,457	$1,264	$2,721
Additions	329	247	576
Collections	(1,751)	(1,095)	(2,846)
Gain/(Loss)	358	(36)	322

Balance at February 28, 2005	$393	$380	$773

Contract Dispute Receivables

Contract Dispute Receivables are comprised of accounts receivable and cost and estimated earnings in excess of billings for which settlement is only expected to occur through legal proceedings such as mediation, arbitration or litigation. Such proceedings have resulted in delays in obtaining resolution. As a result, the balance is presented separately on the balance sheet at the estimated net realizable value based upon the most current information available. Amounts ultimately received may differ from the current estimate.

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

Financial Covenant Compliance

We have certain financial covenants we are required to maintain under our debt agreements. In the event of a financial covenant violation that is not appropriately waived by the lenders, or otherwise cured, re-payment of borrowings under the debt agreements could be accelerated. Additionally, if a covenant violation has occurred (or would have occurred absent a loan modification), borrowings will be classified as current if it is probable that we will not maintain covenant compliance within the next 12 months. In this event, we are required to develop financial projections that allow us to assess the probability of whether or not we will be in covenant compliance for the subsequent 12-month period from the balance sheet date. Key assumptions utilized in the projections include estimated timing of contract awards and performance of the related work, estimated cash flows and estimated borrowing levels. These projections represent our best estimate of our operating results and financial condition for the subsequent 12-month period.

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. As of February 28, 2006 and May 31, 2005, insurance reserves totaling $5.1 million and $5.0 million, respectively, are reflected on our balance sheet. These amounts represent our best estimate of our ultimate obligations for asserted claims plus claims incurred but not yet reported at the balance sheet date. We establish specific reserves for claims using case-basis evaluations of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. Additionally, the actual results of claim settlements could differ from the amounts estimated.

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

Three Months Ended February 28, 2006 Compared to Three Months Ended February 28, 2005

Consolidated

Consolidated revenues were $119.6 million in fiscal 2006, an increase of $8.2 million, or 7.3%, from consolidated revenues of $111.4 million for fiscal 2005. This increase in consolidated revenues resulted from a $5.6 million increase in Construction Services revenues along with an increase of $2.6 million in Repair & Maintenance Services revenues.

Consolidated gross profit increased from $5.9 million in fiscal 2005 to $11.7 million during fiscal 2006. This improvement in gross profit of $5.8 million, or 98.6%, resulted primarily from consolidated gross margins increasing from 5.3% in fiscal 2005 to 9.8% in fiscal 2006 along with a 7.3% increase in revenues. The gross margin improvement is a direct result of the inclusion in fiscal 2005 of significant low margin work that has since been replaced with higher margin work from both the Constructions Services and Repair & Maintenance Services segments. In addition, restructuring efforts in late fiscal 2005 led to a smaller fixed cost structure in fiscal 2006.

Consolidated SG&A expenses were $7.0 million during fiscal 2006 compared to $18.1 million for fiscal 2005. This decline of $11.1 million is primarily attributable to an additional $10.4 million contract dispute reserve recorded in fiscal 2005 as a result of the Company’s effort to accelerate the collection of amounts owed in order to help alleviate the liquidity situation at that time. The Company continues to aggressively pursue collections on its contract dispute receivables; therefore, legal costs have continued to be significant totaling $0.4 million in both fiscal 2006 and fiscal 2005. The remaining difference is related to restructuring efforts in late fiscal 2005 that led to a smaller fixed cost structure in fiscal 2006. The table below provides a summary of certain charges and expenses that impact earnings in both fiscal 2006 and fiscal 2005. SG&A expense as a percentage of revenue decreased to 5.9% in fiscal 2006 compared to 16.2% in the prior fiscal year. The decrease is the result of a 7.3% increase in revenues combined with the decrease in fiscal year 2006 SG&A expenses discussed above.

Impairment and abandonment costs of $25.0 million in fiscal 2005 relate to an impairment of goodwill in our Construction Services segment. The Company’s policy is to perform a goodwill impairment review when impairment indicators exist and no less than once per year. An additional review was performed in the third quarter of fiscal 2005 due to impairment indicators related to liquidity issues and operating results.

Interest expense was $1.5 million for fiscal 2006 compared to $1.6 million in fiscal 2005. The decrease in interest expense is due to decreased cash interest of $0.7 million in fiscal 2006 partially offset by increased amortization of debt issuance costs of $0.2 million and increased amortization of prepaid interest on the convertible notes of $0.4 million.

Income before income tax expense increased to $2.9 million in fiscal 2006 from a loss before income tax expense of $38.8 million in fiscal 2005. This $41.7 million improvement was due to higher gross profits in fiscal 2006 and the recording of an additional $10.4 million contract dispute reserve and a $25.0 million impairment of goodwill in fiscal 2005.

The effective tax rates for fiscal 2006 and fiscal 2005 were 38.8% and 8.5%, respectively. The unusually low effective tax rate for fiscal 2005 is attributable to the absence of a tax benefit for the impairment of goodwill.

Net income for fiscal 2006 was $1.8 million, or $0.8 per fully diluted share, versus a net loss in fiscal 2005 of $35.5 million, or $2.05 per fully diluted share.

The following table provides a summary of certain charges and expenses impacting earnings during both periods:

	Three Months Ended
	February 28, 2006	February 28, 2005
	(In thousands)
SG&A
Legal – disputed contracts	$363	$444
Contract dispute reserve	—	10,448

	$363	$10,892

Impairment & Abandonment
Goodwill impairment	$—	$25,000

Provision for Income Tax
Deferred tax asset valuation allowance	$—	$1,600

Other
Interest – amortization of debt issuance cost	$350	$177

Construction Services

Construction Services’ revenues during fiscal 2006 were $54.2 million, compared to $48.7 million in the prior fiscal year, an increase of $5.5 million, or 11.3%. This improvement was due to increased revenues in the Downstream Petroleum Industry and Other Industries of $2.5 million and $3.4 million, respectively, partially offset by a decline in the Power Industry of $0.4 million.

Gross profit increased from $1.7 million in fiscal 2005 to $3.9 million during fiscal 2006. The improvement in gross profit of $2.2 million, or 124.8% resulted primarily from improved gross margins and an increase in revenues. Construction Services gross margins increased from 3.5% in fiscal 2005 to 7.2% during fiscal 2006. The improvement is primarily due to replacing low margin projects from fiscal 2005 with higher margin work in fiscal 2006, specifically related to Other Industries along with Downstream Petroleum tank construction work. In addition, restructuring efforts in late fiscal 2005 led to reducing our fixed cost structure to be more in line with the volume of revenues occurring. Although improvement occurred, gross margins were still below expectations due to lower than anticipated margins on two projects, one on the East Coast and one on the West Coast and less revenue and gross profit on an LNG project this quarter.

The operating income and income before income tax expense for fiscal 2006 of $1.2 million and $0.3 million, respectively, were a significant improvement versus the operating loss and loss before income tax expense of $37.5 million and $38.5 million, respectively, produced in fiscal 2005. This large improvement is related to an additional $10.4 million contract dispute reserve and a $25.0 million impairment of goodwill recorded in fiscal 2005.

Repair & Maintenance Services

Revenues from Repair & Maintenance Services increased $2.6 million, or 4.2%, from $62.7 million during fiscal 2005 to $65.3 million in fiscal 2006. This slight increase resulted from an improvement in revenues from the Downstream Petroleum Industry of $10.7 million, which was largely offset by declines in the Power Industry of $6.6 million and Other Industries of $1.5 million.

Gross profit increased from $4.1 million in fiscal 2005 to $7.8 million in fiscal 2006 due primarily to gross margins increasing from 6.6% in fiscal 2005 to 11.9% in fiscal 2006. The gross margin improvement was due to the benefit realized from the restructuring efforts in late fiscal 2005 that led to a smaller fixed cost structure combined with the realization of higher margins on turnaround projects specifically in the Eastern operations.

Operating income and income before income tax expense for fiscal 2006 of $3.3 million and $2.7 million, respectively, were higher than the operating income and loss before income tax expense of $0.3 million and $0.3 million, respectively, produced in fiscal 2005 primarily due to improved margins in fiscal 2006.

Nine Months Ended February 28, 2006 Compared to Nine Months Ended February 28, 2005

Consolidated

Consolidated revenues were $355.3 million in fiscal 2006, an increase of $45.4 million, or 14.7%, from consolidated revenues of $309.9 million for fiscal 2005. This improvement in consolidated revenues resulted from a $33.6 million increase in Repair & Maintenance Services revenues along with an increase of $11.8 million in Construction Services revenues.

Consolidated gross profit increased from $23.6 million in fiscal 2005 to $34.8 million during fiscal 2006. This improvement of $11.2 million, or 47.8%, in gross profit is due to the 14.7% increase in revenues combined with improved margins. Consolidated gross margins increased from 7.6% in fiscal 2005 to 9.8% in fiscal 2006 due to fiscal 2005 including a significant amount of low margin work that has since been replaced with higher margin work from both the Construction Services and Repair & Maintenance Services segments. In addition, the larger consolidated revenue base allowed for further absorption of fixed costs and restructuring efforts in late fiscal 2005 led to a smaller fixed cost structure in fiscal 2006, which management believes is now in line to support the volume of work that is occurring.

Consolidated SG&A expenses were $21.7 million during fiscal 2006 compared to $32.9 million for fiscal 2005. This decline of $11.2 million is primarily due to an additional $10.4 million contract dispute reserve recorded in fiscal 2005 as a result of the Company’s effort to accelerate the collection of amounts owed in order to help alleviate the liquidity situation at that time. The Company continues to aggressively pursue collections on its contract dispute receivables; therefore, legal costs continued to be significant totaling $1.6 million in fiscal 2006 and $2.0 million in fiscal 2005. The remaining difference is related to restructuring efforts in late fiscal 2005 that led to a smaller fixed cost structure in fiscal 2006. The table below provides a summary of certain charges, expenses and gains that impact earnings in both fiscal 2006 and fiscal 2005. SG&A expense as a percentage of revenue decreased to 6.1% in fiscal 2006 compared to 10.6% in the prior fiscal year primarily as a result of the 14.7% increase in revenues combined with the inclusion of the contract dispute reserve in fiscal 2005.

Impairment and abandonment costs of $25.0 million in fiscal 2005 relate to an impairment of goodwill in our Construction Services segment. The Company’s policy is to perform a goodwill impairment review when impairment indicators exist and no less than once per year. An additional review as performed in the third quarter of fiscal 2005 due to impairment indicators related to liquidity issues and operating results.

The restructuring charge in fiscal 2006 of $0.6 million relates primarily to restructuring charges for professional fees, restructuring related incentives and costs incurred to shut down a fabrication facility. The $0.2 million charge in fiscal 2005 relates to environmental expenses for discontinued operations.

Interest expense increased to $7.0 million during fiscal 2006 as compared to $3.6 million in fiscal 2005. The increase is due to higher amortization of debt issuance costs of $2.1 million, higher amortization of prepaid interest on the convertible notes of $1.5 million, partially offset by lower cash interest costs of $0.4 million.

Other income in fiscal 2006 increased $1.5 million, which resulted from gains on the sale of assets identified during the restructuring effort.

Income before income tax expense increased to $7.1 million in fiscal 2006 from a loss before income tax expense of $38.1 million in fiscal 2005. This $45.2 million improvement was due to higher gross profits, a gain on the sale of assets and the inclusion in fiscal 2005 of a $10.4 million contract dispute reserve and a $25.0 million impairment of goodwill, partially offset by higher interest expense.

The effective tax rates for fiscal 2006 and fiscal 2005 were 39.0% and 7.9%, respectively. The unusually low effective tax rate for fiscal 2005 is attributable to the absence of a tax benefit for the impairment of goodwill combined with establishing a valuation allowance for certain deferred tax assets of approximately $1.6 million.

Net income for fiscal 2006 was $4.3 million, or $0.21 per fully diluted share, versus a net loss in fiscal 2005 of $35.1 million, or $2.03 per fully diluted share.

The following table provides a summary of certain charges, expenses and gains impacting earnings during both periods:

	Nine Months Ended
	February 28, 2006	February 28, 2005
	(In thousands)
SG&A
Legal – disputed contracts	$1,639	$2,034
Contract dispute reserve	—	10,448

	$1,639	$12,482

Impairment & Abandonment
Goodwill impairment	$—	$25,000

Provision for Income Tax
Deferred tax asset valuation allowance	$—	$1,600

Other
Interest – amortization of debt issuance cost	$2,572	$468
Gains on sale of excess assets	(1,482)	—

	$1,090	$468

Construction Services

Construction Services’ revenues during fiscal 2006 were $164.9 million, compared to $153.0 million in the prior fiscal year, an increase of $11.9 million, or 7.8%. This improvement occurred due to increased revenue in the Downstream Petroleum Industry of $44.2 million, partially offset by declines in the Power Industry of $24.3 million and Other Industries of $8.0 million. The improvement in the Downstream Petroleum Industry has been consistent throughout fiscal 2006 while the decline in the Power Industry is due to only partially replacing this type of work in fiscal 2006 that was completed in fiscal 2005.

Gross profit increased from $10.0 million in fiscal 2005 to $14.4 million during fiscal 2006, an increase of $4.4 million, or 44.9%. The increase is primarily from improved margins and increased revenues. Construction Services gross margins improved from 6.5% in fiscal 2005 to 8.8% during fiscal 2006. This improvement occurred as lower margin Power Industry work completed in fiscal 2005 was partially replaced by higher margin Downstream Petroleum Industry work. In addition, restructuring efforts in late fiscal 2005 led to reducing our fixed cost structure to be more in line with the volume of revenues occurring.

Operating income and income before income tax expense increased to $5.0 million and $1.6 million in fiscal 2006 from an operating loss and loss before income tax expense of $37.2 million and $39.5 million in fiscal 2005. This large improvement is related to improved margins in fiscal 2006 and the inclusion in fiscal 2005 activity of an additional $10.4 million contract dispute reserve and a $25.0 million impairment of goodwill. Partially offsetting these improvements was higher interest expense incurred during fiscal 2006.

Repair & Maintenance Services

Revenues from Repair & Maintenance Services increased $33.6 million, or 21.4%, from $156.9 million during fiscal 2005 to $190.5 million in fiscal 2006. This improvement resulted primarily from increased revenues from the Downstream Petroleum Industry, which improved $43.4 million primarily as a result of additional work in the Eastern business unit. Partially offsetting this improvement were declines in the Power Industry of $5.7 million and Other Industries of $4.1 million.

Gross margins of 10.7% for fiscal 2006 were higher than gross margins of 8.7% in fiscal 2005 due to the inclusion of higher margin turnaround projects specifically at the Eastern operations. Gross profit also saw an improvement from $13.6 million in fiscal 2005 to $20.4 million in fiscal 2006 due to a combination of the 21.4% increase in revenues and better margins on projects.

Operating income and income before income tax expense for fiscal 2006 of $7.5 million and $5.6 million, respectively, were higher than the operating income and income before income tax expense of $2.8 million and $1.5 million, respectively, produced in fiscal 2005. This improvement was primarily due to the benefit of additional revenues combined with higher margin work offset partially by higher interest expense.

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

At February 28, 2006, the Construction Services segment had an estimated backlog of work under contracts of approximately $217.9 million, as compared to an estimated backlog of approximately $200.9 million at May 31, 2005. The increase was primarily the result of additional work awarded for downstream petroleum services. The total additions to backlog for the Construction Services segment were approximately $181.4 million in the first nine months of fiscal 2006.

The backlog at February 28, 2006 for the Repair & Maintenance Services segment was approximately $20.4 million, an increase of approximately $5.9 million from May 31, 2005 that was primarily the result of additional work awarded for downstream petroleum services. The total additions to backlog for the Repair & Maintenance Services segment were approximately $77.0 million in the first nine months of fiscal 2006.

The following provides a rollforward of our backlog from May 31, 2005 to February 28, 2006:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Backlog as of May 31, 2005	$200,944	$14,550	$215,494
New backlog awarded	181,392	77,012	258,404
Revenue recognized on contracts in backlog	(147,516)	(71,153)	(218,669)
Backlog sold in asset sales or canceled	(16,873)	—	(16,873)

Backlog as of February 28, 2006	$217,947	$20,409	$238,356

The following reconciles revenue recognized on contracts in backlog to total revenue for the first nine months of fiscal 2006:

	Construction Services		Repair and Maintenance Services		Total
	(In thousands, except percentages)
Revenue recognized on contracts in backlog	$147,516	89.5%	$71,153	37.4%	$218,669	61.5%
Revenue recognized on contracts not in backlog	17,351	10.5%	119,329	62.6%	136,680	38.5%

Total revenue recognized	$164,867	100.0%	$190,482	100.0%	$355,349	100.0%

Non-GAAP Financial Measure

EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our consolidated statements of operations entitled “net income” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use, and is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions, that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•	It does not include interest expense. Because we have borrowed money to finance our operations, interest expense is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations.

•	It does not include income taxes. Because the payment of income taxes is a necessary and ongoing part of our operations, any measure that excludes income taxes has material limitations.

•	It does not include depreciation and amortization expense. Because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes depreciation and amortization expense has material limitations.

EBITDA for the nine-month period ended February 28, 2006 was $18.3 million, compared to an EBITDA loss of $29.3 million for the nine-month period ended February 28, 2005. A reconciliation of EBITDA to net income follows:

	Three Months Ended		Nine Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
	(In thousands)		(In thousands)
Net income	$1,771	$(35,469)	$4,314	$(35,068)
Interest expense, net	1,491	1,637	6,897	3,633
Provision (benefit) for income taxes	1,123	(3,288)	2,753	(3,010)
Depreciation and amortization	1,428	1,668	4,292	5,171

EBITDA	$5,813	$(35,452)	$18,256	$(29,274)

The $47.5 million increase in EBITDA for the nine months ended February 28, 2006 as compared to nine-month period for the prior year was primarily due to an impairment charge of $25.0 million and a contract dispute reserve of $10.4 million recorded in the third quarter of fiscal 2005. Higher revenues and margins in fiscal 2006 combined with the benefit of restructuring efforts, which led to a lower fixed cost structure, contributed to the increase in EBITDA. In addition, EBITDA for fiscal 2006 was further enhanced by gains on the sale of assets that were part of the Company’s restructuring efforts.

Financial Condition & Liquidity

Historically, Matrix has financed its operations with cash from operations and from advances under its revolving credit facility. Matrix’s cash and cash equivalents totaled approximately $2.4 million at February 28, 2006 and approximately $1.5 million at May 31, 2005. In the nine months ended February 28, 2006, operations provided $26.0 million of cash and investing activities provided $3.7 million of cash, while financing activities used $29.0 million of cash.

Accounts receivable decreased $4.6 million, or 6.5%, when comparing the balance of $65.5 million at February 28, 2006 to the balance of $70.1 million at May 31, 2005. This decline is mostly due to a decline in past due receivables due to aggressive collection efforts.

Contract dispute receivables decreased from $21.0 million at May 31, 2005 to $11.7 million at February 28, 2006. This decrease is due to the settlement and subsequent collection of $10.0 million on one of our contract dispute receivables, partially offset by the addition of a contract dispute during fiscal 2006 for which resolution is only expected through legal proceedings.

Prepaid expenses decreased from $8.2 million at May 31, 2005 to $4.5 million at February 28, 2006. The $3.7 million decline was primarily the result of amortization of bank fees for our senior credit facility and convertible notes.

Accounts payable were $30.6 million as of February 28, 2006, as compared to $38.1 million as of May 31, 2005. This decrease of $7.5 million, or 19.5%, is due to a reduction in past due payables as a result of improved liquidity that resulted from improvements in operations, the placement of common stock and our restructuring initiatives, including asset sales.

Billings on uncompleted contracts in excess of costs and estimated earnings increased from $12.3 million at May 31, 2005 to $18.1 million at February 28, 2006. The $5.8 million increase was the result of increased billings at the start of projects as allowed under the terms of our contracts, primarily in the Construction Services segment.

Other accrued expenses were $13.7 million as of February 28, 2006, which represents a decrease of $2.1 million from the $15.8 million balance as of May 31, 2005. This decrease was primarily due to a $1.0 million decline that occurred from the payment of a deferred fee due to our lenders upon refinancing our senior credit facility and a $1.3 million reduction in the restructuring accrual as payments have been made. Partially offsetting these declines was an increase of $0.6 million in our payroll related liabilities.

Debt consists of the following:

	February 28, 2006	May 31, 2005
	(In thousands)
Borrowings under bank credit facility:
Revolving credit facility	$—	$20,281
Term note	—	22,398
Interest rate swap liability	—	86
Convertible Notes	25,000	30,000

	25,000	72,765
Less current portion:
Revolving credit facility	—	20,281
Term note	—	22,398
Interest rate swap liability	—	86

Long-term debt	$25,000	$30,000

Senior Credit Facility

On December 20, 2005 the Company completed the refinancing of its senior credit facility with the execution of the Amended and Restated Credit Agreement (Credit Agreement). The Credit Agreement provides for a $15 million term loan and a $40 million revolving credit facility. On February 28, 2006, availability under the revolving credit facility was $28.8 million, which represents the full revolving facility amount of $40.0 million less outstanding letters of credit of $11.2 million. The terms and conditions of the Credit Agreement include customary affirmative and negative covenants that are structured to adjust upon repayment of the term loan, which occurred on February 24, 2006.

Under the current terms of the Credit Agreement, the Company is required to comply with the following financial covenants:

•	A Leverage Ratio, defined as the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA for the previous four quarters. For the fiscal quarter ended February 28, 2006, annualized results for the three fiscal quarters ended February 28, 2006 were utilized for purposes of determining Consolidated EBITDA. The maximum Leverage Ratio is 4.00 to 1.00.

•	A Senior Leverage Ratio, defined as the ratio of Consolidated Funded Indebtedness less convertible debt to Consolidated EBITDA for the previous four quarters. For the fiscal quarter ended February 28, 2006, annualized results for the three fiscal quarters ended February 28, 2006 were utilized for purposes of determining Consolidated EBITDA. The maximum Senior Leverage Ratio is 2.50 to 1.00 beginning with the fiscal quarter ended February 28, 2006 through the last fiscal quarter of 2006, 2.25 to 1.00 from the first fiscal quarter of 2007 through the third quarter of fiscal year 2007, and 2.00 to 1.00 thereafter.

•	A Fixed Charge Coverage Ratio, defined as the ratio of Consolidated EBITDA for the previous four fiscal quarters, less Distributions made or paid during the same period, less net cash taxes paid for the same period, less Capital Expenditures during the same period to all scheduled current maturities for the next four fiscal quarters, plus Consolidated Interest Expense for the previous four fiscal quarters, plus current maturities of Capital Lease Obligations for the next four fiscal quarters. For the fiscal quarter ended February 28, 2006, annualized results for the three fiscal quarters ended February 28, 2006 were utilized for purposes of determining Consolidated EBITDA. Distributions are defined as dividends, payments, redemption, retirement, repurchase or warrants, rights or other options to purchase capital stock or other equity interests, excluding payments made from the net proceeds of the sale of stock, stock dividends or exchanges of stock or other equity interest. The minimum Fixed Charge Coverage Ratio is 1.15 to 1.00 for the fiscal quarter ended February 28, 2006, and 1.25 to 1.00 for each fiscal quarter thereafter.

•	A Consolidated Tangible Net Worth requirement, defined as consolidated stockholders’ equity minus goodwill and other intangible assets. Consolidated Tangible Net Worth cannot be less than $20 million plus all net cash proceeds from the issuance of any equity interests (other than the exercise of stock options by current or former employees, officers or directors) plus seventy five percent of all positive quarterly consolidated net income after November 30, 2005.

In future periods, the Company will be subject to an Interest Coverage Ratio as defined below:

•	A Cash Interest Coverage Ratio, defined as the ratio of Consolidated EBITDA for the most recently ended four fiscal quarters to interest expense for the same quarters (excluding interest expense that has been capitalized and not paid in cash). Beginning with the fiscal quarter ended August 31, 2006 through the fiscal quarter ended February 28, 2007, the minimum Cash Interest Coverage Ratio will be 2.50 to 1.00. The Cash Interest Coverage Ratio will be replaced by the Interest Coverage Ratio beginning with the fiscal quarter ended May 31, 2007.

•	An Interest Coverage Ratio, defined as the ratio of Consolidated EBITDA for the most recently ended four fiscal quarters to interest expense for the same quarters. The minimum Interest Coverage Ratio will be 2.50 to 1.00.

The revolving credit facility may be used for working capital, issuance of letters of credit or other lawful corporate purposes. Availability under the revolving facility is governed by a borrowing base equal to 80% of outstanding accounts receivable less certain exclusions as defined in the Credit Agreement and is further reduced by outstanding letters of credit. At the Company’s option, amounts borrowed under the revolving credit facility will bear interest at LIBOR or an alternate base rate, plus in each case an additional margin based on the Senior Leverage Ratio. The alternate base rate is the greater of the prime rate or the fed funds effective rate plus 0.5%. The additional margin ranges from 0.75% to 2.00% on alternate base rate borrowings and from 2.25% to 3.50% on LIBOR-based borrowings. The Senior Leverage Ratio for the quarter ended February 28, 2006, places the Company in the lowest interest rate tier, resulting in LIBOR and alternative base rate margins of 2.25% and 0.75%, respectively.

The Credit Agreement contains certain provisions that limit the Company’s ability to incur additional indebtedness and impose restrictions on capital expenditures. These provisions limit outstanding capital and operating lease obligations to $12.5 million at any time with a maximum of $3.5 million in operating lease payments in any fiscal year. Additional restrictions include a limit on capital expenditures of $12.5 million per fiscal year and a limit on other unsecured indebtedness of $1.5 million.

The Credit Agreement is guaranteed by all of our subsidiaries and is secured by a lien on substantially all of our assets.

The following table presents the Company’s actual performance in relation to the required financial covenants in effect as of February 28, 2006:

Leverage ratio
Actual	1.52
Maximum allowed	4.00

Excess	2.48

Senior leverage ratio
Actual	0.39
Maximum allowed	2.50

Excess	2.11

Fixed charge coverage ratio
Actual	3.27
Minimum required	1.15

Excess	2.12

(In thousands)
Tangible net worth
Actual	$49,148
Minimum required	21,328

Excess	$27,820

Convertible Debt

The convertible notes were issued under a securities purchase agreement among the Company and certain investors, and bear interest at a rate of 7% per year. The notes are convertible into shares of the Company’s common stock at an initial conversion price of $4.69 per share, subject to adjustment for stock dividends, stock splits, or other matters as provided for in the securities purchase agreement. An initial interest pre-payment of $4.2 million was made on April 25, 2005 for the period to and including April 25, 2007. Prepaid interest of $1.7 million is included in prepaid assets and $0.3 million in other assets at February 28, 2006. Interest is payable in arrears on each March 31, June 30, September 30 and December 31, beginning on June 30, 2007, through the date of maturity. The original agreement provided that if we fail to refinance our credit facility prior to September 30, 2005, additional interest of 5.00% per annum would accrue and be added to the principal balance of our convertible notes beginning October 1, 2005 and until our credit facility is refinanced. The holders of the convertible notes waived the accrual of additional interest until December 31, 2005.

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

As of February 28, 2006, $5.0 million in principal amount of the convertible notes had been converted by note holders into 1,002,275 shares of the Company’s Common Stock and $25.0 million in principal amount remained outstanding.

Private Placement of Common Stock

On October 3, 2005, the Company completed a private placement of approximately 2.3 million shares of common stock. The common stock was priced at $6.50 per share. The net proceeds to Matrix Service were approximately $14.9 million. The Company used the proceeds to repay a portion of its outstanding balance on the Company’s revolving line of credit in order to provide additional liquidity for working capital needs.

Acquisition Payable

As part of the purchase of the Hake Group of Companies in Fiscal 2003, the Company entered into an acquisition payable for a portion of the purchase price. The acquisition payable was originally recorded at its fair value and is accreted for the change in its present value each period utilizing a 5.1% effective interest rate. A $1.5 million payment, which was net of $0.4 million of tax obligations of the former owners paid by the Company, was made on March 7, 2006, and payments of $1.9 million and $2.8 million are due on March 7, 2007 and March 7, 2008, respectively.

Capital Expenditures

Capital expenditures during the nine months ended in February 28, 2006 totaled approximately $4.1 million, including $0.9 million financed through capital leases. The Company does not expect capital expenditures for fiscal 2006 to exceed the original fiscal 2006 budgeted amount of $6.5 million.

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

The Company’s restructuring program was designed to reduce its cost structure and improve its operating results and liquidity. The Company focused on its core strengths and identified areas with the objective of eliminating unprofitable and marginal work. As a result of this effort, Matrix Service has sold certain non-core assets and is in the process of selling other non-core assets, as discussed in Note 4. These liquidity events, coupled with various tax refunds have yielded approximately $10.8 million in cash, including $1.6 million in the fourth quarter of fiscal 2005, $3.1 million in the first quarter of fiscal 2006, $3.7 million in the second quarter of fiscal 2006, and $2.4 million in the third quarter of fiscal 2006. In addition, another liquidity event is expected to yield an additional $0.8 million during the remainder of fiscal 2006. In the fourth quarter of fiscal 2005, Matrix Service also ceased to work on a number of large routine maintenance contracts that were utilizing valuable resources while providing minimal returns. As these maintenance contracts were reduced, there was a significant reduction of overhead and administration costs. As a result of these efforts and other efforts to reduce costs, Matrix Service was able to reduce its annual administrative payroll and benefit costs by more than $5.0 million.

Management also initiated and completed a number of steps to improve the Company’s liquidity situation, including the following:

•	improving overall operating performance based upon the restructuring efforts currently underway;

•	selling certain non-core assets;

•	executing a $15 million private placement of common stock;

•	refinancing the Company’s senior credit facility; and

•	resolving two significant contract disputes, with proceeds of $10 million collected in the third quarter of fiscal 2006 on one contract dispute. In addition, the Company initiated collection on an arbitration award in excess of $12 million in March 2006 on a second contract dispute.

Outlook

The restructuring efforts have resulted in a significant turnaround at Matrix Service in fiscal 2006. We have positioned the Company, both financially and operationally, to take advantage of the significant opportunities that are currently in front of the Company.

We continue to experience strong revenue gains, particularly in the Downstream Petroleum Industry. Bidding activity continues to strengthen and we have been able to maintain our historically high backlog levels at approximately $238 million. With our bank debt repaid and restructuring efforts complete, our improved capital structure should allow for sustained revenue growth into the future.

Our fourth quarter of fiscal 2006 should continue to show improvement over the third quarter results. Revenues will be in the $105 to $115 million range and we would expect some margin improvement in the Construction Services segment. Gross margins in Repair and Maintenance Services segment should be excellent, although they may not be at the same level as the third quarter of fiscal 2006. It will depend on the scheduling of turnarounds and the availability of resources to meet our customer requirements.

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

These forward-looking statements include, among others, such things as:

•	the amount and nature of future revenues from our Construction Services and Repair & Maintenance Services segments;

•	our ability to comply with the financial covenants in our credit agreement;

•	the impact of restructuring events previously and currently being executed;

•	the likely impact of new or existing regulations and hurricane-related infrastructure damage on the demand for our services;

•	our ability to generate sufficient cash from operations or to raise cash or resolve disputed contracts in order to meet our short- and long-term capital requirements; and

•	expansion and other development trends of the industries we serve.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk faced by us from those reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2005, filed with the Securities and Exchange Commission. For more information on market risk, see Part II, Item 7A in our 2005 Annual Report on Form 10-K.

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

As described in Management’s Report on Internal Control Over Financial Reporting included in the Company’s 2005 Annual Report on Form 10-K, management identified and reported to the Company’s Audit Committee and the Company’s previous independent registered public accounting firm, certain ineffective controls which together constituted a material weakness in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) with respect to the revenue recognition process at its Eastern Business Unit as of May 31, 2005.

As a result of this material weakness, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective, as of May 31, 2005. Based upon their evaluation, management and the Company have taken the following steps to improve the effectiveness of its disclosure controls:

•	formed a committee, including the chief executive officer and chief financial officer, that is responsible for correcting the control issues identified;

•	developed a remediation plan and timeline;

•	implemented improved and more documented reviews of job forecasts and related percentage-of-completion computations, and procedures for documenting such reviews;

•	implemented new and expanded training programs for employees critical to financial reporting;

•	reinforced procedures related to recording and reporting approved and disputed change orders;

•	improved documentation of invoicing reconciliation process; and

•	developed additional compensating controls.

Through February 28, 2006, the Company has completed the majority of these steps and is in the process of performing detailed tests of compliance with the established and remediated controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 28, 2006, and since detailed tests of compliance with established and remediated controls and procedures had not been completed, management concluded that controls and procedures are ineffective.

Except as described above, there were no changes in the registrant’s internal control over financial reporting that occurred during the quarter and nine months ended February 28, 2006, that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Notwithstanding the above-mentioned material weakness, in light of the processes employed in the preparation of the Company’s consolidated financial statements for the quarter ended February 28, 2006, management and the Company believe that the unaudited financial statements included in Item 1 of this Quarterly Report on Form 10-Q fairly present the Company’s consolidated financial position as of February 28, 2006, and the consolidated results of operations for the quarter and nine months ended February 28, 2006. These processes included detailed analysis of various key accounts, detailed review of revenue recognized and certain other review procedures. As a result of these processes, management concluded that no material adjustments were needed to such financial statements.

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

The Company intends to utilize these purchased treasury shares solely for the satisfaction of stock issuance under the 1990, 1991 and 2004 Stock Option Plans and the 1995 Nonemployee Director Stock Option Plan:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Shares That May Yet Be Purchased Under the Plans or Programs
As of November 30, 2005	—	$—	2,116,800	1,330,706
December 1 to December 31, 2005	—	$—	2,116,800	1,330,706
January 1 to January 31, 2006	—	$—	2,116,800	1,330,706
February 1 to February 28, 2006	—	$—	2,116,800	1,330,706

As of February 28, 2006	—	$—	2,116,800	1,330,706

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits:

Exhibit 10:	Amended and Restated Credit Agreement dated as of December 20, 2005, among the Company, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Securities Inc. as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2005, and incorporated by reference herein).

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date: April 5, 2006	By:	/s/ George L. Austin
George L. Austin Vice President-Finance and Chief Financial Officer signing on behalf of the registrant and as the registrant’s chief accounting officer.

EXHIBIT INDEX

Exhibit 10:	Amended and Restated Credit Agreement dated as of December 20, 2005, among the Company, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Securities Inc. as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2005, and incorporated by reference herein).

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.