Form 10-K
period 2006-05-31
MATRIX SERVICE CO
filed 2006-08-04
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2006

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

(Title of class)
Common Stock, par value $0.01 per share Preferred Share Purchase Rights

Name of Each Exchange On Which Registered: NASDAQ Global Market (Common Stock)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12 b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $161 million.

The number of shares of the registrant’s common stock outstanding as of August 1, 2006 was 20,867,857 shares.

Documents Incorporated by Reference

Certain sections of the registrant’s definitive proxy statement relating to the registrant’s 2006 annual meeting of stockholders, which definitive proxy statement will be filed within 120 days of the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

PART 1

Item 1. Business

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Annual Report which address activities, events or developments which we expect, believe or anticipate will or may occur in the future are forward-looking statements. The word “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts” and similar expressions are also intended to identify forward-looking statements.

These forward-looking statements include, among others, such things as:

•	amounts and nature of future revenues from our Construction Services and Repair and Maintenance Services segments;

•	our ability to generate sufficient cash from operations or to raise cash in order to meet our short- and long-term capital requirements;

•	our ability to comply with the financial covenants in our credit agreement;

•	the likely impact of new or existing regulations on the demand for our services; and

•	expansion and other development trends of the industries we serve.

These statements are based on certain assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in Item 1A of this Annual Report and listed from time to time in our filings with the Securities and Exchange Commission;

•	general economic, market or business conditions;

•	changes in laws or regulations; and

•	other factors, most of which are beyond our control.

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

We are headquartered in Tulsa, Oklahoma, with regional operating facilities located in California, Delaware, Illinois, Michigan, Oklahoma, Pennsylvania, Texas and Washington in the U.S. and Ontario and New Brunswick in Canada. We were incorporated in the State of Delaware in 1989. Our principal executive offices are located at 10701 E. Ute Street, Tulsa, Oklahoma 74116. Our telephone number is (910) 838-8822 and our fax number is (918) 838-8810. Unless the context otherwise requires all references herein to “Matrix Service”, “Matrix Service Company”, the “Company” or to “we”, “our”, and “us” are to Matrix Service Company and its subsidiaries.

To serve clients efficiently and effectively, Matrix Service operates regional offices throughout the U. S. and in Canada. We have separate union and merit subsidiaries; therefore, we can provide our services to customers who require services to be performed on either a union or merit basis.

We have two reportable segments, our Construction Services segment and our Repair and Maintenance Services segment. See Note 16 – Segment Information in the Notes to Consolidated Financial Statements for segment and geographic information.

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

In addition, we currently make available on www.matrixservice.com our annual reports to stockholders. You will need to have the Adobe Acrobat Reader software on your computer to view these documents, which are in the PDF format. If you do not have Adobe Acrobat, a link to Adobe Systems Incorporated’s internet site, from which you can download the software, is provided.

CONSTRUCTION SERVICES

Our construction services include turnkey construction, civil construction, structural steel erection, mechanical installation, process piping, electrical and instrumentation, fabrication, vessel and boiler erection, millwrighting, plant modifications, centerline turbine erection, and startup and commissioning. In addition, we offer design, engineering, fabrication and construction of aboveground storage tanks. These services range in size and duration, and originate from either our union or merit-shop based offices, which are strategically located to serve our customers’ needs.

All projects, large or small, are executed by project teams that are committed to providing the best service available, while continuously seeking innovative ways to safely and effectively improve quality and productivity.

Matrix Service has the support structure necessary to manage and execute both small and large complex projects within strict scheduling and budgetary constraints. Our in-house estimating, scheduling and cost control capabilities are designed to ensure timely and cost-effective execution of the work we undertake. Advanced information technology capabilities allow our project managers to oversee and control projects by accessing project data from any location or job site.

In conjunction with our construction services, Matrix Service has fabrication facilities to support our work throughout the U.S.; staffed with the qualified personnel, utilizing state of the art equipment. Our fabrication facilities specialize in steel plate, structural steel and vessel fabrication. Our Oklahoma fabrication facility, which is our largest fabrication facility, is centrally located in the United States. This 160,000 sq. ft. facility is located on the most inland port in the United States with barging, rail and trucking capabilities. The Oklahoma facility has the capacity to fabricate new tanks, new tank components and all maintenance, retrofit and repair parts, including fixed roofs, floating roofs, seal assemblies, shell plate and tank appurtenances. The Oklahoma facility also provides customized steel plate and pipe fabrication directly to customers for their erection. This facility is qualified to perform services on equipment that requires ASME Code Stamps. This fabrication includes ASME pressure vessels, stacks, scrubber vessels, ducting, heat exchangers, flare stacks and igniter tips. Fabrication materials include carbon steels, stainless steels and specialty alloy materials.

Construction Services Market Overview – Downstream Petroleum

Our construction experience for the downstream petroleum market includes refineries, pipelines, terminals, petrochemical plants, gas facilities and bulk storage facilities. This includes turnkey construction projects, renovations, upgrades and expansion for large and small projects. We have many long-term relationships with our customers and much of our work is repeat business with these customers.

The downstream petroleum market continues to be strong. A focal point of this market is the refining industry. There are currently 149 refineries in the U.S. with an estimated total refining capacity in 2006 of approximately 17.3 million barrels a day, which is not meeting current and forecasted needs. While it is not expected that any new refineries will be built in the U.S. in the near future, it is anticipated that many existing refineries will focus on expanding and refurbishing their facilities to increase production. Several major refining companies have committed to significant capital expenditures in the coming years to expand production and to continue to meet regulatory requirements.

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

A large portion of our terminal construction work involves tank construction, which is a cornerstone of our business. Our tank construction services often incorporate engineering, design, fabrication, and shop and/or field erection. In addition, Matrix Service designs, fabricates and field erects new refrigerated and cryogenic liquefied gas storage tanks for the storage of ammonia, butane, carbon dioxide, ethane, methane, argon, nitrogen, oxygen, propane and other products. These tanks are utilized by the chemical, petrochemical and gas industries.

Clean fuels initiatives continue to cause an increase in capital spending as refineries look for new efficient, cost-effective ways to comply with governmental regulations. Over the last several years, the Environmental Protection Agency (EPA) issued rules that require the sulfur content of diesel fuel to be reduced to 500 parts per million (ppm) with a lower 15-ppm requirement effective June 2006. In addition, refiners must produce low sulfur diesel products for off-road vehicles by 2010. Matrix Service saw some opportunities relating to compliance with clean fuels initiatives, which resulted in projects for our construction services business segment. These projects involved the construction of new process units, modifications to existing units, extensive piping, structural steel and equipment installations. We are still seeing inquiries related to clean diesel fuel at various refineries throughout the U.S. and expect more construction opportunities in the future.

Construction Services Market Overview – Power

We are currently pursuing two types of opportunities in the electric power industry. Environmental upgrades to existing plants provide the most immediate area of opportunity for potential construction revenue. In March 2005, the EPA issued the Clean Air Interstate Rule (CAIR), which provided the framework to reduce power plant emissions in 28 states and the District of Columbia. We expect by 2010, power plants with generating capacity of approximately 23,900 megawatts will need to install Selective Catalytic Reduction (SCR) equipment for nitrous oxide (NOX) control. By 2015, power plants with a generating capacity of an additional 26,600 megawatts will also have to install SCR equipment for NOX control. The CAIR regulations also mandate reduction in sulfur dioxide (SO2) emissions from coal-fired power plants. SO2 removal is accomplished by the installation of Flue Gas Desulphurization (FGD) equipment. By 2010, power plants with a generating capacity of approximately 39,600 megawatts will have to install or upgrade FGD equipment. By 2015, power plants with an additional generating capacity of approximately 32,400 megawatts will also have to install or upgrade FGD equipment. A single megawatt of power generally supplies electricity for approximately 1,000 homes for a one-year period.

In addition to the opportunity that exists in the engineering, fabrication, construction (EFC) and general construction services related to the installation of SCR and FGD systems, there are additional opportunities in coal-fired power plant flue gas mercury reduction. In March 2005, the EPA issued the Clean Air Mercury Rule (CAMR) establishing mercury limits for coal-fired flue gas that take effect in stages beginning in 2010, with full implementation by 2018. Under current technology, the most effective mercury removal from flue gas is by injection of an activated carbon catalyst and then downstream removal by a fabric filter bag house. Since modern coal-fired power plants generate revenue from the sale of fly ash, most of the planned mercury removal installations will involve the addition of a second bag house located downstream of the existing fly ash removal equipment. This will be necessary since the injection of the activated carbon results in the fly ash no longer being suitable for sale. We believe we are well positioned to provide fabrication, erection and/or general construction services as these mercury removal injection and capture systems are installed.

The EPA estimates that compliance with both the CAIR and CAMR rules will cost the power industry in excess of $50 billion. We expect that increasing demand for companies to EFC and install the equipment associated with both NOX and mercury removal will result in increasingly higher margins than we are currently experiencing as fabrication facilities develop larger backlogs of work.

As natural gas prices remain at elevated levels, the power industry is once again looking at coal-fired power plant development as well as the development of gas-fired generation using gasified coal, and there is significant activity in the LNG market. All three of these “alternative” energy sources provide opportunities for the Company to provide EFC and general construction services.

Construction Services Market Overview – Other Industries

There has been a strong resurgence in LNG receiving terminal construction after years of dormancy. The strong demand for clean burning natural gas, resulting in part from the large build up of gas-fired power plants and generally flat to declining domestic production of natural gas, has created an increased demand for LNG. This has created a strong demand for the construction of large LNG tanks, LNG receiving terminals and peak shaving plants. Matrix Service is involved in the EFC of these LNG tanks. There are currently five LNG receiving terminals operating in the United States, 11 terminals permitted by FERC and two terminals permitted by the Coast Guard. There are 12 receiving terminals proposed for FERC approval and eight proposed for Coast Guard approval.

In addition to the LNG market, Matrix Service provides construction services to the food and beverage, water/wastewater, pulp and paper, heavy technologies, and metals and mining industries. We have substantial experience providing turnkey construction, plant expansions, retrofits and modernizations to customers in these industries. We continue to monitor these industries and seek opportunities where we can offer our clients a safe, quality project.

REPAIR AND MAINTENANCE SERVICES

We provide a wide range of routine, preventative and emergency repair and maintenance services. We recognize that being proactive is the key, whether scheduling routine maintenance or planning an emergency response to an unexpected facility or equipment problem. We provide multiple services that allow our clients to select needed services from a single source instead of multiple contractors. Our primary services include refining and petrochemical turnarounds, facility/plant outages, facility maintenance, tank work, including inspection, repair and maintenance, industrial cleaning and ASME code repairs. We provide these services for entire plants and facilities as well as single units or tanks. These services range in duration from short term to ongoing multiple year contracts and originate from either our union or merit shop based offices, which are strategically located to serve our customers’ needs.

Turnarounds, outages and shutdowns constitute a core part of our business. We are committed to delivering all services on time, within budget and schedule constraints, and most importantly, without safety incidents. Projects are completed by in-house project managers and superintendents who are supported by qualified, skilled craftsmen in every discipline, utilizing the latest procedures and equipment.

Our tank repair and maintenance services are also a key component of our core business. We are one of the largest tank repair and maintenance contractors in the United States with a solid reputation for quality, safety and reliability. Our personnel are well versed in American Petroleum Institute (API) standards and ASME code work in both atmospheric and pressure storage vessels. We also provide environmentally friendly solutions for secondary containment and leak detection. Our product offerings include dikes and liners, steel internal floating roofs, tank double bottoms, and primary and secondary seals. Every product we offer is engineered to provide our customers with the highest quality.

Many of our repair and maintenance services are performed for clients under alliance contracts. We have built these relationships on years of trust, open communication and a mutual desire to complete projects safely, with a high degree of quality, and on time.

Repair and Maintenance Services Market Overview – Downstream Petroleum

One of our primary service lines in Repair and Maintenance is refinery maintenance and turnarounds. We are also seeing an increase in repair and maintenance project opportunities, due in part to the increased number of terminals and bulk storage facilities, many of which are being built to protect refiners from the price volatility of crude oil. According to Industrial Information Resources, petroleum refiners are expanding their annual maintenance turnarounds, doing everything that needs be done to return facilities to peak performance. Maintenance spending is expected to increase 45% in calendar 2006 and the number of overall turnarounds planned is up by 21%. While routine maintenance activities are a continuous part of every refinery, many of these facilities are now spending additional funds for major maintenance. Our expertise and reputation as a quality turnaround contractor positions us well to take advantage of the additional work. Tank repair and maintenance is also one of the cornerstones of our business and continues to be a significant portion of our repair and maintenance revenue. Matrix Service also provides electrical and instrumentation services to its downstream petroleum customers.

Repair and Maintenance Services Market Overview – Power

Matrix Service provides repair, maintenance, and outage services for the power industry. Our onsite maintenance services include routine maintenance that includes cleaning fans, changing out lube oil coolers and maintaining gas turbines, heat recovery steam generators (HRSGs) and other plant equipment. We also provide turbine disassembly, inspection and repair assistance.

We provide a wide variety of outage services for the power industry for scheduled outages as well as emergency situations that may arise. In addition to providing standard services which include planning and scheduling; tower and vessel repair and installation; fin fan retube and repair; boiler retube and repair; valve installation; carbon steel and alloy pipe fabrication and repair and ASME code work. Matrix Service provides electrical and instrumentation repair and maintenance services for nuclear and fossil fuel power plants.

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

OTHER BUSINESS MATTERS

Customers and Marketing

Matrix Service derives a significant portion of its revenues from performing construction and repair and maintenance services for major integrated oil and power companies. Matrix Service also performs services for independent petroleum refining and marketing companies, architectural and engineering firms, the food industry, general contractors and several petrochemical companies and serves over 400 customers. In fiscal 2006, one customer accounted for 14% of our consolidated revenues and 27% of our Repair and Maintenance Services’ revenues. Another customer represented 13% of our Repair and Maintenance Services’ revenues and a third customer accounted for 13% of our Construction Services’ revenues. The loss of any of these major customers could have material adverse effect on the Company.

Matrix Service markets its services and products primarily through its marketing and business development personnel, senior professional staff and its operating management. The marketing personnel concentrate on developing new customers and assisting management with existing customers. We enjoy many preferred provider relationships with customers who award us work without competitive bidding through long-term agreements. In addition, we competitively bid many projects. Repair and Maintenance Services’ projects normally have durations of one week to several months depending on work scope, while Construction Services’ projects typically range in duration from multiple weeks to three years.

Segment Financial Information

Financial information for operating segments is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Item 8. Financial Statements and Supplementary Data”.

Competition

Matrix Service competes with a large number of regional construction and maintenance companies and a number of national construction and maintenance companies in both the Construction Services and Repair and Maintenance Services segments. Competitors generally vary with the markets we serve with few competitors competing in all of the markets we serve or for all of the services that we provide. Contracts are generally awarded based on price, customer satisfaction, safety record and programs, quality and schedule compliance. We believe that our turnkey capability, expertise, experience and reputation for providing safe and timely quality services allow us to compete effectively.

Backlog

At May 31, 2006, the Construction Services segment had an estimated backlog of work under contract of approximately $230.1 million, as compared to an estimated backlog of approximately $200.9 million as of May 31, 2005. The increase resulted primarily from an overall increase in activity associated with the Downstream Petroleum market. The estimated backlog at May 31, 2006 and 2005 for the Repair and Maintenance Services segment was approximately $18.3 million and $14.6 million, respectively.

Other than an LNG project, virtually all of the projects comprising our backlog are expected to be completed within fiscal year 2007. Because many of our contracts are performed within short time periods after receipt of an order and as backlog amounts exclude time and materials contracts, we do not believe that our level of backlog at the end of any given period is a precise indicator of our future revenues, especially for our Repair and Maintenance Services segment.

The following provides a rollforward of our backlog from May 31, 2005 to May 31, 2006:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Backlog as of May 31, 2005	$200,944	$14,550	$215,494
New backlog awarded	267,024	88,037	355,061
Backlog sold in asset sales or canceled	(17,881)	(13)	(17,894)
Revenue recognized on contracts in backlog	(219,970)	(84,243)	(304,213)

Backlog as of May 31, 2006	$230,117	$18,331	$248,448

The following reconciles revenue recognized on contracts in backlog to total revenue recognized for fiscal 2006:

	Construction Services		Repair and Maintenance Services		Total
	(In thousands, except percentages)
Revenue recognized on contracts in backlog	$219,970	90.3%	$84,243	33.7%	$304,213	61.6%
Revenue recognized on contracts not in backlog	23,755	9.7%	165,959	66.3%	189,714	38.4%

Revenue recognized on contracts in backlog	$243,725	100.0%	$250,202	100.0%	$493,927	100.0%

Seasonality

The operating results of the Repair and Maintenance Services segment may be subject to significant quarterly fluctuations, affected primarily by the timing of planned maintenance projects at customers’ facilities. As a result, our quarterly operating results can fluctuate materially. In addition, the Construction Services segment typically has a lower level of operating activity during the winter months and early in the new calendar year as many of our customers’ capital budgets have not been finalized. Also, the demand for our construction services fluctuates as the demand for storage fluctuates.

Raw Material Sources and Availability

Steel and steel pipe are the primary raw materials used by our Construction Services and Repair and Maintenance Services segments. Supplies of these materials are available throughout the United States from numerous sources. We do not anticipate being unable to obtain adequate amounts of these materials in the foreseeable future. However, the price, quantity available and timing of availability of these materials could change significantly due to various factors, including producer capacity, the level of foreign imports, demand for the materials, tariffs on imported steel and other market conditions.

Insurance

The Company maintains insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits, self-insured retentions and insurer viability.

Typically our contracts require us to indemnify our customers for injury, damage or loss arising from the performance of our services and provide for warranties for materials and workmanship. The Company may also be required to name the customer as an additional insured under certain insurance policies up to the limits of insurance available to us or the Company may have to purchase special insurance policies or surety bonds for specific customers or provide letters of credit issued under our credit facility in lieu of bonds to satisfy performance and financial guarantees on some projects. Matrix Service generally requires its subcontractors to indemnify the Company and the Company’s customer plus name the Company as an additional insured for activities arising out of the subcontractors’ presence at the customer’s location. Certain subcontractors also have to provide additional insurance policies, including surety bonds in favor of the Company, to secure the subcontractors work or as required by the subcontract. Matrix Service maintains a performance and payment bonding line of $54.0 million.

There can be no assurance that our insurance and the additional insurance coverage provided by our subcontractors will protect us against a valid claim or loss under the contracts with our customers.

Employees

As of May 31, 2006, we had 2,092 employees of which 332 were employed in non-field positions and 1,760 were employed in field or shop positions. We operate under collective bargaining agreements with various unions representing different groups of our employees. These agreements provide the union employees with benefits including health and welfare plans, pension plans, training programs and compensation plans. We have not experienced any significant strikes or work stoppages.

Attracting and retaining high quality employees is important to the continued success of our Company. We have reinstated our Professional Development Program for project managers and have added several new craft recruiters in various regions throughout the U.S. Our commitment to hiring, developing and retaining a skilled workforce is our top initiative for the upcoming fiscal year.

Patents and Proprietary Technology

Matrix Service has been issued several patents, has patents pending and continues to pursue new ideas and innovations to better service our customers in all areas of our business. The Matrix Service patents under the Flex-A-Span® and Flex-A-Seal® trademarks are utilized to cover seals for floating roof tanks. Our U.S. patent of our ThermoStor® diffuser system is for a process that receives, stores and dispenses both chilled and warm water in and from the same storage tank. The Matrix Service patented RS 1000 Tank Mixer® controls sludge build-up in crude oil tanks through resuspension. Also, we have a patent on our Flex-A-Swivel®, a swivel joint for floating roof drain systems. Finally, Matrix Service holds a United States patent which covers a flexible fluid containment system marketed as the Valve Shield®. The Valve Shield® captures and contains fluid leaking from pipe and valve connections.

While Matrix Service believes that continued product development and the protection of our patents are important to our business, we do not believe that these patents are essential to our success.

Regulation

Health and Safety Regulations

The operations of the Company are subject to the requirements of the United States Occupational Safety and Health Act (OSHA), comparable state laws and the Canada’s Workers’ Compensation Board and its Workplace Health, Safety and Compensation Commission (“Agencies”). Regulations promulgated by these agencies require employers and independent contractors who perform construction services, including electrical and repair and maintenance, to implement work practices, medical surveillance systems and personnel protection programs in order to protect employees from workplace hazards and exposure to hazardous chemicals. In recognition of the potential for accidents within various scopes of work, these agencies have enacted very strict and comprehensive safety regulations. Therefore, the Company has established comprehensive programs for complying with health and safety regulations. While the Company believes that it operates safely and prudently, there can be no assurance that accidents will not occur or that the Company will not incur substantial liability in connection with the operation of its business.

Environmental

Matrix Service has fabrication operations which could subject the Company to environmental liability. It is unknown at this time if any such liability exists but based on the types of fabrication and other manufacturing activities performed at these facilities and the environmental monitoring that we undertake, Matrix Service does not believe it has any material environmental liabilities at these locations.

Matrix Service builds aboveground storage tanks (ASTs) and performs maintenance and repairs on existing ASTs. A defect in the manufacturing of new tanks or faulty repair and maintenance on an existing tank could result in an environmental liability if the product stored in the tank leaked and contaminated the environment.

Item 1A. Risk Factors

The nature of our business activities and operations subjects us to a number of risks and uncertainties. If any of the events described below were to occur, they could have a material adverse effect on our business, financial condition and operating results.

An inability to attract and retain qualified personnel, and in particular, project managers and skilled craft workers, could impact our ability to perform on our contracts, which could harm our business and impair our future revenues and profitability.

Our ability to attract and retain qualified engineers, skilled craftsmen and other experienced professionals in accordance with our needs is an important factor in our ability to maintain and increase profitability. The market for these professionals is competitive and the supply extremely limited, and we cannot assure you that we will be successful in our efforts to retain or attract qualified personnel when needed. Therefore, when we anticipate or experience growing demand for our services, we may incur the cost of maintaining a professional staff in excess of our current contract needs in an effort to have sufficient qualified personnel available to address this anticipated demand.

Competent and experienced project managers and craft workers are especially critical to the profitable performance of our contracts, and in particular, on our fixed-price contracts where superior execution of the contract can result in profits greater than originally estimated or where inferior contract execution can reduce or eliminate estimated profits or even produce a loss.

Our project managers are involved in most aspects of contracting and contract performance including:

•	supervising the bidding process, including providing estimates of significant cost components such as material and equipment needs and the size and composition of the workforce;

•	negotiating contracts;

•	supervising contract performance, including performance by our employees, subcontractors and other third party suppliers and vendors;

•	estimating costs for completion of contracts that is used by us to estimate amounts that can be reported as revenues and earnings on the contract under the percentage-of-completion method of accounting;

•	negotiating requests for change orders and the final terms of approved change orders; and

•	determining and documenting claims by us for increased costs incurred due to the failure of customers, subcontractors and other third-party suppliers of equipment and materials to perform on a timely basis and in accordance with contract terms.

Unsatisfactory safety performance can affect customer relationships, result in higher operating costs, negatively impact employee morale and result in high employee turnover.

Our workers are subject to the usual hazards associated with providing services on construction sites and industrial facilities. Operating hazards can cause personal injury, loss of life, damage to, or destruction of, property, plant and equipment and environmental damage. We are intensely focused on maintaining a strong safety environment and reducing the risk of accidents to the lowest possible level. However, workplace accidents cannot be eliminated and high accident rates may limit or eliminate potential revenue streams from many of our largest customers and may materially increase our future insurance and other operating costs.

Work stoppages and other labor problems could adversely affect us.

Some of our employees are represented by labor unions. A lengthy strike or other work stoppage on any of our projects could have a material adverse effect on our business and results of operations due to an inability to complete contracted projects in a timely manner. From time to time, we have also experienced attempts to unionize certain of our merit employees. While these efforts have achieved only limited success to date, we cannot provide any assurance that we will not experience additional and more successful union activity in the future.

Demand for our products and services is cyclical and is vulnerable to downturns in the industries and markets which we serve as well as conditions in the general economy.

The demand for our products and services depends significantly upon the existence of construction and repair and maintenance projects in the downstream petroleum, power and other industries in the United States and Canada. These markets historically have been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the United States and Canadian economies, which could adversely affect the demand for our products and services. Occasionally, the timing of the demand for our products and services in certain of these markets can also be adversely affected during periods of strong economic growth as customers may postpone closing their facilities for maintenance, repair, turnaround or expansion projects while demand for their products remains high.

As a consequence of these and other factors, our results of operations have varied and are likely to continue to vary significantly depending on the demand for future projects from these industries.

We face substantial competition in each of our business segments, which may have a material adverse effect on our business by reducing our ability to increase or maintain profitability.

We face competition in all aspects of our business from numerous regional, national and international competitors, many of which have greater financial and other resources than we do. Our competitors include well-established, well-financed concerns, both privately and publicly held, including many major power equipment manufacturers, engineering and construction companies and internal engineering departments at utilities and certain of our customers. The markets that we serve require substantial resources and particularly highly skilled and experienced technical personnel. We believe we compete primarily on the basis of price, customer satisfaction, our safety record and programs, the quality of our products and services, and our ability to timely comply with project schedules. We may encounter increased competition from existing competitors or new market entrants in the future, which could have a material adverse effect on our business, financial condition or results of operations.

Our results of operations depend upon the award of new contracts and the timing of those awards.

Our revenues are derived primarily from contracts awarded us on a project-by-project basis. Generally, it is very difficult to predict whether and when we will be awarded a new contract since many potential contracts involve a lengthy and complex bidding and selection process that may be affected by a number of factors, including changes in existing or assumed market conditions, financing arrangements, governmental approvals and environmental matters. Because our revenues are derived primarily from these contracts, our results of operations and cash flows can fluctuate materially from period to period depending on the timing of contract awards.

The uncertainty associated with the timing of contract awards may increase our cost of doing business over a short period or a comparatively longer term. For example, we may decide to maintain and bear the cost of a workforce in excess of our current contract needs in anticipation of future contract awards. If an expected contract award is delayed or not received, we could incur costs in maintaining an idle workforce that may have a material adverse effect on our results of operations. Or, we may decide that our long term interests are best served by reducing our workforce and incurring increased costs associated with severance and termination benefits which also could have a material adverse effect on our results of operations for the period when incurred. Reducing our workforce could also impact our results of operations if we are unable to adequately staff projects that are awarded subsequent to a workforce reduction.

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

Under fixed-price contracts, we agree to perform the contract for a fixed-price and, as a result, can realize our expected profit or improve our expected profit by superior contract performance, productivity, worker safety and other factors resulting in cost savings. However, we could incur cost overruns above the approved contract price, which may not be recoverable. Under certain incentive fixed-price contracts, we may agree to share with a customer a portion of any savings we are able to generate while the customer agrees to bear a portion of any increased costs we may incur up to a negotiated ceiling. To the extent costs exceed the negotiated ceiling price, we may be required to absorb some or all of the cost overruns.

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

A material portion of our revenues are recognized using the percentage-of-completion method of accounting. The percentage-of-completion accounting practices that we use result in our recognizing fixed-price contract revenues and earnings ratably over the contract term in the proportion that our actual costs bear to our estimated contract costs. The earnings or losses recognized on individual fixed-price contracts are based on estimates of contract revenues, costs and profitability. We review our estimates of contract revenues, costs and profitability on an ongoing basis. Prior to contract completion, we may adjust our estimates on one or more occasions as a result of changes in cost estimates, change orders to the original contract, collection disputes with the customer on amounts invoiced or claims against the customer for increased costs incurred by us due to customer-induced delays and other factors.

Contract losses are recognized in the fiscal period when the loss is determined. Contract profit estimates are also adjusted in the fiscal period in which it is determined that an adjustment is required. No restatements are made to prior periods. Further, a number of our contracts contain various cost and performance incentives and penalties that impact the earnings we realized from our contracts, and adjustments related to these incentives and penalties are recorded in the period when estimable.

As a result of the requirements of the percentage-of-completion method of accounting, the possibility exists, for example, that we could have estimated and reported a profit on a contract over several prior periods and later determine, usually near contract completion, that all or a portion of such previously estimated and reported profits were overstated. If this occurs, the full aggregate amount of the overstatement will be reported for the period in which such determination is made, thereby eliminating all or a portion of any profits from other contracts what would have otherwise been reported in such period or even resulting in a loss being reported for such period.

Our financial loss exposure on cost-plus contracts is generally limited to a portion of our profit on the contract. However, it is possible that the customer could successfully dispute the costs we believe we incurred on the contract or assert that our costs were excessive for reasons such as poor project management or labor productivity. In addition, some cost-plus contracts contain penalty provisions for failure to achieve certain milestones or performance standards. To the extent we are not able to recover the full amount of our costs under a cost-plus contract, including adjustments under contract penalty provisions, there would be a reduction, or possibly an elimination, of previously recognized and reported earnings. In certain circumstances it is possible that such adjustments could be material to our operating results.

We may incur significant costs in providing services in excess of original project scope without having an approved change order.

After commencement of a contract, we may perform, without the benefit of an approved change order from the customer, additional services requested by the customer that were not contemplated in our contract price due to customer changes or to incomplete or inaccurate engineering, project specifications and other similar information provided to us by the customer. Our construction contracts generally require the customer to compensate us for additional work or expenses incurred under these circumstances.

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

We are involved and are likely to continue to be involved in legal proceedings, which will increase our costs and, if adversely determined, could have a material effect on our financial condition and results of operations.

We are and will likely continue to be named as a defendant in legal proceedings claiming damages from us in connection with the operation of our business. Most of the actions against us arise out of the normal course of performing services on project sites, and include claims for workers’ compensation, personal injury and property damage. From time to time, we are also named as a defendant in contract disputes with customers relating to the timeliness and quality of the performance of our services and equipment, materials, design or other services provided by our subcontractors and third-party suppliers. We also are and are likely to continue to be a plaintiff in legal proceedings against customers seeking to recover payment of contractual amounts due to us as well as claims for increased costs incurred by us resulting from, among other things, services performed by us at the request of a customer that are in excess of original project scope that are later disputed by the customer and customer-caused delays in our contract performance.

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

Litigation, regardless of its outcome, is expensive, typically diverts the efforts of our management away from operations for varying periods of time, and can disrupt or otherwise adversely impact our relationships with current or potential customers and suppliers. Payment and claim disputes with customers also cause us to incur increased interest costs resulting from drawing higher levels of debt under our revolving line of credit or receive less interest income resulting from less funds invested due to the failure to receive payment for disputed claims and accounts.

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

Our business may be adversely affected by severe weather in areas where we have significant operations. Repercussions of severe weather conditions may include:

•	curtailment of services;

•	suspension of operations;

•	weather related damage to our facilities;

•	inability to receive machinery, equipment and materials at jobsites;

•	inability to meet performance schedules in accordance with contracts; and

•	loss of productivity.

Our projects expose us to potential professional liability, product liability, warranty and other claims, which could be expensive, damage our reputation and harm our business. We may not be able to obtain or maintain adequate insurance to cover these claims.

We construct, perform services at and, to a lesser extent, engineer large industrial facilities in which accidents or system failures can be disastrous. Any catastrophic occurrence in excess of our insurance limits at locations engineered or constructed by us or where our products are installed or services performed could result in significant professional liability, product liability, warranty and other claims against us by our customers, including claims for cost overruns and the failure of the project to meet contractually specified milestones or performance standards. Further, the rendering of our services on these projects could expose us to risks to, and claims by, third parties and governmental agencies for personal injuries, property damage and environmental matters, among others. Any claim, regardless of its merit or eventual outcome, could result in substantial costs to us, a substantial diversion of management’s attention and adverse publicity, particularly for claims relating to environmental matters where the amount of the claim could be extremely large. Insurance coverage is increasingly expensive and we may not be able to or may choose not to obtain or maintain adequate protection against the types of claims described above. If we are unable to obtain insurance at an acceptable cost or otherwise protect against the claims described above, we will be exposed to significant liabilities, which may materially and adversely affect our financial condition and results of operations.

There are integration and consolidation risks associated with our growth strategy. Future acquisitions may also result in significant transaction expenses, unexpected liabilities and risks associated with entering new markets, and we may be unable to profitably operate our business.

An aspect of our business strategy is to make strategic acquisitions in markets where we currently operate as well as in markets in which we have not previously operated. We may have difficulties identifying attractive acquisition candidates or we may be unable to acquire desired businesses on economically acceptable terms. Additionally, existing or future competitors may desire to compete with us for acquisition candidates that may have the effect of increasing acquisition costs or reducing the number of suitable acquisition candidates. We may not have the financial resources necessary to consummate any acquisitions or the ability to obtain the necessary funds on satisfactory terms. We may not have sufficient management, financial and other resources to integrate future acquisitions. Any future acquisitions may result in significant transaction expenses, unexpected liabilities and risks associated with entering new markets in addition to the integration and consolidation risks. In the event we are unable to complete future strategic acquisitions, we may not grow in accordance with our expectations.

If we make any future acquisitions, we likely will have exposure to third parties for liabilities of the acquired business that may or may not be adequately covered by insurance or by indemnification, if any, from the former owners of the acquired business. Any of these unexpected liabilities could have a material adverse effect on us.

Earnings for the future periods may be affected by impairment charges.

Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. We perform an annual goodwill impairment review in the fourth quarter of every fiscal year. In addition, we perform a goodwill impairment review whenever events or changes in circumstances indicate the carrying value may not be recoverable. At some future date, we may determine that an additional significant impairment has occurred in the value of our unamortized intangible assets, goodwill or fixed assets, which could require us to write off an additional portion of our assets and could adversely affect our financial condition or results of operations.

Debt agreements impose restrictions that may limit business alternatives.

Our debt agreements contain covenants that restrict or limit our ability to incur additional debt, create liens, acquire or dispose of assets, repurchase equity, or make distributions. In addition, our debt agreements require that we comply with a number of financial covenants. These covenants and restrictions may impact our ability to effectively execute operating and strategic plans. Our ability to comply with these covenants may be affected by factors or events beyond our control, therefore our future operating performance may not be sufficient to comply with the required covenants.

Our failure to comply with the one or more of the covenants in our debt agreements could result in an event of default. We can provide no assurance that a default could be remedied, or that our creditors would grant a waiver or amend the terms of the credit agreements. If an event of default occurs, our lenders could elect to declare all amounts outstanding under a particular facility to be immediately due and payable, terminate all commitments, or refuse extend further credit. An event of default or acceleration under one debt agreement could cause a cross-default or cross-acceleration of another debt agreement. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we may not have sufficient liquidity to repay amounts outstanding under existing debt agreements.

Future events could negatively affect our liquidity position.

Our liquidity consists primarily of cash from operations and advances under our revolving credit facility. The credit facility consists of a $40.0 million revolver with availability limited to the lesser of $40.0 million or 80% of eligible accounts receivable. As of May 31, 2006, eligible accounts receivable were sufficient to support the full borrowing capacity. At that date, $9.0 million was outstanding on the revolver, all of which was utilized for letters of credit with the remaining $31.0 million available for additional letters of credit or advances for working capital, capital expenditures or other corporate purposes.

We cannot assure that we will have sufficient cash from operations or the credit capacity to meet all of our future cash needs should we encounter significant working capital requirements, including costs associated accounts receivable, contract dispute receivables, or costs in excess of contract billings. Insufficient cash from operations and significant working capital requirements have in the past and could in the future reduce availability under our credit facility and impact our ability to comply with the terms of our credit agreements.

If we fail to comply with our obligations under two registration rights agreements among us and the holders of our convertible notes and the purchasers of common stock in our equity private placement, we may be required to pay damages to the security holders. Our failure to comply with our obligations under the registration rights agreement for the convertible notes may also constitute an event of default under the convertible notes.

In connection with the private placement of our convertible notes and common stock in 2005, we must comply with registration rights agreements with the investors in those securities. The registration rights agreements require us to use our best efforts to keep our registration statements continuously effective until the date on which all of our common stock covered by such registration statements have been sold or may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act of 1933, as amended, or “Securities Act,” or, in the case of the stock underlying the convertible notes, the earlier of such date or April 22, 2010. If we fail to satisfy our obligations under the registration rights agreements, we will owe the holders of those securities as partial liquidated damages an amount in cash equal to 1% of the aggregate amount paid for the securities for each such event, and thereafter on each monthly anniversary of each such event (if the applicable failure shall not have been cured by such date) until the applicable failure is cured, we will owe the note holders an amount in cash equal to an additional 1% of the aggregate amount paid for the securities.

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

Our common stock, which is listed on the NASDAQ Global Market, has from time-to-time experienced significant price and volume fluctuations. These fluctuations are likely to continue in the future, and our stockholders may not be able to resell their shares of common stock or other securities whose price is related to that of our common stock at or above the purchase price paid.

The market price of our common stock may change significantly in response to various factors and events beyond our control, including the following:

•	the risk factors described in this Item 1A;

•	the significant concentration of ownership of our common stock in the hands of a small number of institutional investors;

•	a shortfall in operating revenue or net income from that expected by securities analysts and investors;

•	changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry generally;

•	general conditions in our customers’ industries; and

•	general conditions in the security markets.

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

Sales of a substantial number of shares of our common stock in the public market or otherwise, either by us, a member of management or a major stockholder, including the holders of our convertible notes, or the perception that these sales could occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

We may issue additional equity securities, which would lead to dilution of our issued and outstanding stock.

The issuance of additional common stock or securities convertible into our common stock would result in dilution of the ownership interest in us held by existing stockholders. We are authorized to issue, without stockholder approval, 4,800,000 shares of preferred stock, no par value, in one or more series, which may give other stockholders dividend conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. Our Board of Directors has no present intention of issuing any such preferred stock series but reserves the right to do so in the future. In addition, we are authorized to issue, without stockholder approval, a significant number of additional shares of our common stock and securities convertible into either common stock or preferred stock.

Environmental factors and changes in laws and regulations could increase our costs and liabilities.

Our operations are subject to environmental laws and regulations, including those concerning:

•	emissions into the air;

•	discharges into waterways;

•	generation, storage, handling, treatment and disposal of hazardous material and wastes; and

•	health and safety.

Our projects often involve highly regulated materials, including hazardous wastes. Environmental laws and regulations generally impose limitations and standards for regulated materials and require us to obtain permits and comply with various other requirements. The improper characterization, handling, or disposal of regulated materials or any other failure by us to comply with federal, state and local environmental laws and regulations or associated environmental permits could subject us to the assessment of administrative, civil and criminal penalties, the imposition of investigatory or remedial obligations, or the issuance of injunctions that could restrict or prevent our ability to operate our business and complete contracted projects.

In addition, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), and comparable state laws, we may be required to investigate and remediate regulated materials. CERCLA and the comparable state laws typically impose liability without regard to whether a company knew of or caused the release, and liability for the entire cost of clean-up can be imposed upon any responsible party.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The principal properties of Matrix Service at May 31, 2006 were as follows:

Location	Description of Facility	Segment	Interest
Tulsa, Oklahoma	Corporate Headquarters	Corporate	Leased

Alton, Illinois	Regional office and warehouse	Repair & Maintenance	Leased

Suisun City, California	Regional office and warehouse	Repair & Maintenance	Leased

Bellingham, Washington	Regional office and warehouse	Construction and Repair & Maintenance	Owned

Catoosa, Oklahoma (1)	Fabrication facility, regional office and warehouse	Construction and Repair & Maintenance	Owned

Eddystone, Pennsylvania	Fabrication facility, regional office and warehouse	Construction and Repair & Maintenance	Leased

Houston, Texas	Regional office and warehouse	Repair & Maintenance	Owned

Newark, Delaware	Regional office and warehouse	Construction and Repair & Maintenance	Leased

Orange, California	Fabrication facility and regional office	Construction and Repair & Maintenance	Owned

Sarnia, Canada	Regional office and warehouse	Repair & Maintenance	Owned

Temperance, Michigan	Regional office and warehouse	Construction and Repair & Maintenance	Owned

(1)	Facilities were constructed by the Company in 2002 and 2003 on land acquired through the execution of a 15 year lease with renewal provisions for five additional terms of five years each.

Item 3. Legal Proceedings

The information called for by this item is provided in Note 9 - Contingencies and Note 10 - Contract Disputes, included in the Notes to Consolidated Financial Statements of this report, which is incorporated by reference into this item.

Item 4. Submission of Matters to a Vote of Security Holders

None

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock trades on the Global Market System (previously named the National Market System) of the National Association of Securities Dealers, Inc. Automated Quotation System (“NASDAQ”). The trading symbol for our Common Stock is “MTRX”. The following table sets forth the high and low sale prices for our Common Stock as reported by NASDAQ for the periods indicated:

	Fiscal Year 2006		Fiscal Year 2005
	High	Low	High	Low
First quarter	$7.75	$3.92	$12.22	$4.04
Second quarter	9.97	6.67	7.76	3.90
Third quarter	11.47	8.73	8.85	5.90
Fourth quarter	12.19	10.03	8.40	3.40

As of August 1, 2006, there were approximately 52 holders of record of our common stock. We believe that the number of beneficial owners of our common stock is substantially greater than 52.

Dividend Policy

We have never paid cash dividends on our Common Stock. We currently intend to retain earnings to finance the growth and development of our business and do not anticipate paying cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon our financial condition, capital requirements and earnings as well as other factors the Board of Directors may deem relevant. Our credit agreement limits the amount of cash dividends we can pay.

Issuer Purchases of Equity Securities

In October 2000, the Board of Directors authorized a stock buyback program, which permitted the purchase of up to 20% (i.e., 3,447,506 shares) of our common stock outstanding at that time. To date, Matrix Service has purchased 2,116,800 shares under the program and has authorization to purchase an additional 1,330,706 shares.

It is our intent to utilize these purchased treasury shares solely for the satisfaction of stock issuance under the 1990, 1991 and 2004 Stock Option Plans and the 1995 Nonemployee Directors’ Stock Option Plan. The following table provides information relating to the Company’s repurchase of common stock during the fourth quarter of fiscal 2006.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
March 1 to March 31, 2006	—	$—	2,116,800	1,330,706
April 1 to April 30, 2006	—	—	2,116,800	1,330,706
May 1 to May 31, 2006	—	—	2,116,800	1,330,706

Total	—	$—	2,116,800	1,330,706

Item 6. Selected Financial Data

The following table sets forth selected historical financial information for Matrix Service covering the five fiscal years ended May 31, 2006. Certain amounts in the years ended May 31, 2005 and 2004 have been reclassified to conform with the 2006 presentation.

	Fiscal Year Ended May 31,
	2006	2005	2004 (3)	2003 (2)	2002
	(In thousands, except percentages and per share data)
Revenues	$493,927	$439,138	$607,904	$288,418	$222,506
Gross profit	47,079	31,019	46,313	31,610	25,258
Gross profit %	9.5%	7.1%	7.6%	11.0%	11.4%
Operating income (loss) (1)	17,698	(39,138)	17,519	12,444	8,958
Operating income (loss) %	3.6%	(8.9)%	2.9%	4.3%	4.0%
Pre-tax income (loss)	11,594	(44,458)	15,213	12,246	9,488
Net income (loss)	7,653	(38,830)	9,542	8,178	5,881
Net income (loss ) %	1.5%	(8.8)%	1.6%	2.8%	2.6%
Earnings (loss) per share-diluted (3)	0.35	(2.24)	0.54	0.49	0.36
Equity per share-outstanding (3)	3.67	2.76	4.98	4.35	3.83
Weighted average shares outstanding diluted (3)	25,742	17,327	17,615	16,710	16,210
Working capital	42,656	21,726	63,914	18,287	25,809
Total assets	188,276	202,380	216,274	202,939	101,190
Long-term debt (including long-term portions of acquisition payable and capital lease obligations)	28,116	34,400	69,823	45,902	9,291
Total debt (including acquisition payable and capital lease obligations)	30,330	79,086	76,551	51,648	9,880
Capital expenditures	5,614	1,430	4,675	16,120	16,432
Stockholders’ equity	76,399	47,985	85,715	70,181	60,200
Total long-term debt to equity %	36.8%	71.7%	81.5%	65.4%	15.4%
Cash flow provided (used) by operations	35,880	4,516	(28,099)	17,542	8,728

(1)	See Notes 2, 3 and 4 of the Notes to Consolidated Financial Statements regarding restructuring, impairment and abandonment costs included in operating income.
(2)	The operating results of an acquisition that occurred on March 7, 2003 are included in the Selected Financial Data effective March 7, 2003.
(3)	During the second quarter of fiscal 2004, the Company declared a two-for-one stock split payable, on November 21, 2003, in the form of a one-for-one stock dividend to shareholders of record on October 31, 2003. All shares, share prices and earnings per share amounts have been restated for all periods presented to reflect the change in the capital structure.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management judgments and estimates including, in certain circumstances, choices between acceptable GAAP alternatives. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. Note 1 to our Consolidated Financial Statements included elsewhere in this Annual Report, contains a comprehensive summary of our significant accounting policies. The following is a discussion of our most critical accounting policies, judgments and uncertainties that are inherent in our application of GAAP.

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

Matrix Service has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Matrix Service has a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs, and accordingly, does not believe significant fluctuations are likely to materialize. However, current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made through a contract write-down for the total loss anticipated. A number of our contracts contain various cost and performance incentives and penalties that impact the earnings we realize from our contracts, and adjustments related to these incentives and penalties are recorded in the period when estimable or finalized, which is generally during the latter stages of the contract. Contract incentives are evaluated throughout the life of the contract and are recognized on a percentage-of-completion basis when the likelihood of obtaining the incentive becomes probable.

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

As of May 31, 2006 and May 31, 2005, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of approximately $3.8 million and $0.2 million, respectively, and claims of approximately $0.5 million and $0.4 million, respectively. Historically, our collections for unapproved change orders and other claims have approximated the amount of revenue recognized.

The following table provides a rollforward of revenue recognized on claims and unapproved change orders. Amounts disclosed for unapproved change orders exclude amounts associated with contract disputes disclosed in Note 10 – Contract Disputes.

	Claims for Unapproved Change Orders	Other Claims	Total
	(In thousands)
Balance at May 31, 2004	$1,457	$1,264	$2,721
Additions	199	250	449
Collections	(1,806)	(1,095)	(2,901)
Gain (loss)	358	(36)	322

Balance at May 31, 2005	208	383	591
Additions	4,138	337	4,475
Collections	(455)	(141)	(596)
Loss	(46)	(56)	(102)

Balance at May 31, 2006	$3,845	$523	$4,368

Contract Dispute Receivables

Contract Dispute Receivables are comprised of accounts receivable and cost and estimated earnings in excess of billings for which settlement is subject to legal proceedings such as mediation, arbitration, or litigation. Such proceedings have resulted in delays in obtaining resolution. As a result, the balances are presented separately on the balance sheet at estimated net realizable value based upon the most current information available. Amounts ultimately received may differ from the current estimate.

Loss Contingencies

Various legal actions, claims, and other contingencies arise in the normal course of our business. Contingencies are recorded in the consolidated financial statements, or are otherwise disclosed, in accordance with SFAS No. 5 “Accounting for Contingencies”. Specific reserves are provided for loss contingencies to the extent we conclude their occurrence is both probable and estimable. We use a case by case evaluation of the underlying data and update our evaluation as further information becomes known. We believe that any amounts exceeding our recorded accruals should not materially affect our financial position, results of operations or liquidity. However, the results of litigation are inherently unpredictable and the possibility exists that the ultimate resolution of one or more of these matters could result in a material adverse effect on our financial position, results of operations or liquidity.

Legal costs are expensed as incurred.

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. As of May 31, 2006 and May 31, 2005, insurance reserves totaling $6.4 million and $5.0 million, respectively, are reflected on our balance sheet. These amounts represent our best estimate of our ultimate obligations for asserted claims plus claims incurred but not yet reported at the balance sheet date. We establish specific reserves for claims using a case by case evaluation of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. Additionally, the actual results of claim settlements could differ from the amounts estimated.

Goodwill

Goodwill and intangible assets with indefinite useful lives are not amortized and are tested at least annually for impairment. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Goodwill is evaluated for impairment by first comparing management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. Reporting units for purposes of goodwill impairment calculations are our reportable segments.

Management utilizes a discounted cash flow analysis to determine the estimated fair value of our reporting units. Judgments and assumptions related to revenue, gross margins, operating expenses, interest, capital expenditures, cash flow and market assumptions are inherent in these estimates. As a result, use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and ultimately results in the recognition of impairment charges in the financial statements. We utilize multiple scenarios and assign probabilities to each of these scenarios in our discounted cash flow analysis. The results of the discounted cash flow analysis are then compared to the carrying value of the reporting unit.

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

Recently Issued Accounting Standards

Share Based Payments

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), “Share-Based Payment.” The Statement requires that compensation costs for all share based awards, including employee stock options, be recognized in the financial statements at fair value. Pro forma disclosure is no longer an alternative. The Statement, as issued by the FASB, was to be effective as of the beginning of the first interim or annual reporting period that began after June 15, 2005. However, in April 2005, the Securities and Exchange Commission (SEC) adopted a new rule that delayed the effective date to the beginning of the fiscal year that began after June 15, 2005. We adopted the Statement on June 1, 2006.

The Statement allowed either a modified prospective application or a modified retrospective application for adoption. We used a modified prospective application for adoption and applied the Statement to new awards and to awards modified, repurchased, or cancelled after June 1, 2006. Also, for unvested stock awards outstanding as of June 1, 2006, compensation costs for the portion of these awards for which the requisite service has not been rendered was recognized as the requisite service was rendered after June 1, 2006. Compensation costs for these awards were based on fair value at the original grant date as estimated for the pro forma disclosures under SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS 123.” Since we will use a modified prospective application, we will not restate prior periods.

Through May 31, 2006, we accounted for share-based awards to employees by applying the intrinsic value method in accordance with APB No. 25 and, as such, generally recognized no compensation cost for employee stock options. At June 1, 2006, we had approximately $2.2 million of compensation cost from outstanding unvested stock awards to be recognized as the requisite service is rendered. This cost will be recognized primarily in fiscal 2007 and 2008. Our compensation cost as reported in pro forma disclosures required by SFAS 123, as amended by SFAS 148, may not be representative of compensation costs to be incurred in fiscal 2007 and beyond as the number and types of awards may differ and estimates of fair value may differ due to changes in the market price of our common stock and to changing capital market and employee exercise behavior assumptions.

We currently present pro forma disclosure of net income (loss) and earnings (loss) per share as if compensation costs from all stock awards were recognized based on the fair value recognition provisions of SFAS 123. The Statement requires use of valuation techniques, including option pricing models, to estimate the fair value of employee stock awards. For pro forma disclosures, we use a Black-Scholes option pricing model in estimating the fair value of employee stock options, and we intend to continue using a Black-Scholes option pricing model under SFAS 123(R).

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109.

FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We do not believe that the adoption of FIN 48 will have a material impact on our financial statements.

Matrix Service Company

Annual Results of Operations

(Amounts in thousands, except per share data)

	Construction Services	Repair & Maintenance Services	(1) Other	Consolidated Total
Fiscal Year 2006

Consolidated revenues	$243,725	$250,202	$—	$493,927
Gross profit	20,392	26,687	—	47,079
Operating income (loss)	6,561	11,237	(100)	17,698
Income (loss) before income tax expense	2,536	9,158	(100)	11,594
Net income (loss)	2,168	5,547	(62)	7,653
Earnings per share - diluted				0.35
Weighted average shares - diluted				25,742

Fiscal Year 2005

Consolidated revenues	$203,950	$235,188	$—	$439,138
Gross profit	12,178	18,841	—	31,019
Operating income (loss)	(40,786)	2,005	(357)	(39,138)
Income (loss) before income tax expense	(44,052)	(49)	(357)	(44,458)
Net income (loss)	(38,590)	(19)	(221)	(38,830)
Earnings per share - diluted				(2.24)
Weighted average shares - diluted				17,327

Fiscal Year 2004

Consolidated revenues	$429,592	$178,312	$—	$607,904
Gross profit	27,552	18,761	—	46,313
Operating income (loss)	9,957	7,630	(68)	17,519
Income (loss) before income tax expense	8,468	6,813	(68)	15,213
Net income (loss)	5,547	4,035	(40)	9,542
Earnings per share - diluted				0.54
Weighted average shares - diluted				17,615

Variances 2006 to 2005

Consolidated revenues	$39,775	$15,014	$—	$54,789
Gross profit	8,214	7,846	—	16,060
Operating income (loss)	47,347	9,232	257	56,836
Income (loss) before income tax expense	46,588	9,207	257	56,052
Net income (loss)	40,758	5,566	159	46,483

Variances 2005 to 2004

Consolidated revenues	$(225,642)	$56,876	$—	$(168,766)
Gross profit	(15,374)	80	—	(15,294)
Operating income (loss)	(50,743)	(5,625)	(289)	(56,657)
Income (loss) before income tax expense	(52,520)	(6,862)	(289)	(59,671)
Net income (loss)	(44,137)	(4,054)	(181)	(48,372)

(1)	Includes items associated with exited operations.

Results of Operations

Overview

The Company has two reportable segments, the Construction Services segment and the Repair and Maintenance Services segment. The majority of the work for both segments is performed in the United States with only a minimal amount occurring in Canada.

The Construction Services segment provides turnkey construction, civil construction, structural steel erection, mechanical installation, process piping, electrical and instrumentation, fabrication, vessel and boiler erection, millwrighting, plant modifications, centerline turbine erection, and startup and commissioning. In addition, we offer design, engineering, fabrication and construction of aboveground storage tanks.

The Repair and Maintenance Services segment provides outage and turnaround services, plant maintenance, electrical and instrumentation maintenance, tank inspection, repair and maintenance, industrial cleaning, and American Society of Mechanical Engineers (ASME) code repairs.

Significant fluctuations in revenues, gross profits and operating results are discussed below on a consolidated basis and for each segment. Our revenues fluctuate from quarter to quarter due to many factors, including the changing product mix and project schedules, which are dependent on the level and timing of customer releases of new business.

Fiscal Year 2006 versus 2005

Consolidated

Consolidated revenues were $493.9 million in fiscal 2006, an increase of $54.8 million, or 12.5%, from consolidated revenues of $439.1 million for fiscal 2005. This improvement in consolidated revenues resulted from a $39.8 million increase in Construction Services revenues combined with an increase of $15.0 million in Repairs and Maintenance Services revenues.

Consolidated gross profit increased from $31.0 million in fiscal 2005 to $47.1 million during fiscal 2006. This improvement of $16.1 million, or 51.8%, in gross profit is due to the 12.5% increase in revenues combined with improved margins. Consolidated gross margins increased from 7.1% in fiscal 2005 to 9.5% in fiscal 2006 due to fiscal 2005 including a significant amount of low margin work that has since been replaced with higher margin work from both the Construction Services and Repair and Maintenance segments. In addition, the larger consolidated revenue base allowed for further absorption of fixed costs while restructuring efforts in late fiscal 2005 led to a smaller fixed cost structure, which management believes is now in line to support the volume of work that is occurring.

Consolidated SG&A expenses were $28.8 million during fiscal 2006 compared to $40.3 million for fiscal 2005. This decline of $11.5 million is primarily due to an additional $10.3 million contract dispute reserve recorded in fiscal 2005 as a result of the Company’s effort to accelerate the collection of amounts owed in order to help alleviate the liquidity situation at that time. The Company continues to aggressively pursue collections on its contract dispute receivables; therefore, legal costs continued to be significant at $1.9 million in fiscal 2006 as compared to $2.2 million in fiscal 2005. The remaining savings is related to restructuring efforts in late fiscal 2005 that led to a smaller fixed cost structure in fiscal 2006. SG&A expense as a percentage of revenue decreased to 5.8% in fiscal 2006 compared to 9.2% in the prior fiscal year primarily as a result of the 12.5% increase in revenues combined with the inclusion of the contract dispute reserve in fiscal 2005.

Impairment and abandonment charges of $26.2 million in fiscal 2005 included a $25.0 million impairment of goodwill in our Construction Services segment. The Company’s policy is to perform a goodwill impairment review when impairment indicators exist and no less than once per year. An additional review was performed in the third quarter of fiscal 2005 due to impairment indicators related to liquidity issues and operating results. The remaining $1.2 million related to a fixed asset impairment taken in the fourth quarter of fiscal 2005.

Restructuring charges in fiscal 2006 of $0.5 million relate primarily to professional fees and costs incurred to shut down a fabrication facility that was not required for future operations. The $3.7 million charge in fiscal 2005 is due primarily to the restructuring program that began in the fourth quarter of fiscal 2005 in response to liquidity issues and the Company’s unacceptable operating results. The focus of this program was to reduce the cost structure and improve operating results and liquidity. The details of this program are discussed further in Note 2.

Interest expense increased to $7.8 million during fiscal 2006 as compared to $5.7 million in fiscal 2005. This increase is due to higher amortization of debt issuance costs of $1.8 million and interest of $1.7 million on the convertible notes issued in April 2005, partially offset by lower cash interest costs of $1.4 million due to reductions in our debt outstanding and lower interest rates.

Other income in fiscal 2006 increased to $1.6 million from $0.4 million in fiscal 2005, both of which resulted from gains on the sale of assets identified during the restructuring effort.

Income before income tax expense increased to $11.6 million in fiscal 2006 from a loss before income tax expense of $44.5 million in fiscal 2005. This $56.1 million improvement was due to higher gross profit and higher gains on the sales of assets in fiscal 2006 combined with the inclusion in fiscal 2005 of a $10.3 million contract dispute reserve, impairments of $26.2 million and restructuring charges of $3.7 million, partially offset by higher interest expense in fiscal 2006.

The effective tax rates for fiscal 2006 and fiscal 2005 were 34.0% and 12.7%, respectively. The unusually low effective tax rate for fiscal 2005 is attributable to the absence of a tax benefit for the impairment of goodwill combined with establishing a valuation allowance for certain deferred tax assets of approximately $2.5 million. In fiscal 2006, approximately $1.4 million of previously established valuation allowances were reversed.

Net income for fiscal 2006 was $7.7 million, or $0.35 per fully diluted share, versus a net loss in fiscal 2005 of $38.8 million, or $2.24 per fully diluted share.

The following table provides a summary of certain charges, expenses and gains impacting earnings during both periods:

	Fiscal Year
	2006	2005
	(In thousands)
SG&A
Legal – disputed contracts	$1,851	$2,240
Contract dispute reserve	—	10,333

	$1,851	$12,573

Impairment and Abandonment
Goodwill impairment	$—	$25,000
Fixed asset impairment	70	1,168

	$70	$26,168

Provision for Income Tax
Deferred tax asset valuation allowance	$(1,401)	$2,520

Other
Interest - amortization of debt issuance cost	$2,660	$904
Gain on sale of excess assets	(1,554)	(382)

	$1,106	$522

Construction Services

Construction Services’ revenues during fiscal 2006 were $243.7 million, compared to $204.0 million in the prior fiscal year, an increase of $39.7 million, or 19.5%. This improvement occurred due to increased revenue from the Downstream Petroleum Industry of $45.5 million combined with revenues from Other Industries rising $18.9 million. Partially offsetting these improvements was declining revenue from the Power Industry, which fell $24.7 million. This improvement in the Downstream Petroleum Industry has been consistent throughout fiscal 2006 while the jump in Other Industries is primarily related to liquefied natural gas work. The decline in the Power Industry is due to only partially replacing this type of work in fiscal 2006 that was completed in fiscal 2005.

Gross profit increased from $12.2 million in fiscal 2005 to $20.4 million during fiscal 2006, an increase of 67.4%. The increase was driven by improved margins and increased revenues. Construction Services gross margins improved from 6.0% in fiscal 2005 to 8.4% during fiscal 2006. This improvement occurred as lower margin Power Industry work completed in fiscal 2005 was replaced by higher margin Downstream Petroleum Industry work. In addition, restructuring efforts in late fiscal 2005 led to reducing our fixed cost structure to be more in line with the volume of revenues occurring.

Operating income and income before income tax expense increased to $6.6 million and $2.5 million, respectively, in fiscal 2006 from an operating loss and loss before income tax expense of $40.8 million and $44.1 million in fiscal 2005, respectively. This significant improvement is related to improved margins in fiscal 2006 and the inclusion in fiscal 2005 of a $10.3 million contract dispute reserve and a $25.0 million goodwill impairment. Partially offsetting these improvements was higher interest expense incurred during fiscal 2006.

Repair and Maintenance Services

Revenues from Repair and Maintenance Services increased $15.0 million, or 6.4%, from $235.2 million during fiscal 2005 to $250.2 million in fiscal 2006. This improvement resulted primarily from increased revenues from the Downstream Petroleum Industry, which improved $35.5 million. Partially offsetting this improvement were declines in the Power Industry of $15.8 million and Other Industries of $4.7 million.

Gross margins of 10.7% for fiscal 2006 were higher than gross margins of 8.0% in fiscal 2005 due to the inclusion of higher margin turnaround projects. Gross profit also saw an improvement from $18.8 million in fiscal 2005 to $26.7 million in fiscal 2006 due to a combination of the 6.4% increase in revenues and better margins on projects.

Operating income for fiscal 2006 of $11.2 million was higher than operating income of $2.0 million produced in fiscal 2005 and income before income tax expense for fiscal 2006 of $9.2 million was higher than the $0.1 million loss before income tax expense in fiscal 2005. This improvement was primarily due to the benefit of additional revenues combined with higher margin work partially offset by higher interest expense.

Fiscal Year 2005 versus 2004

Consolidated

Consolidated revenues were $439.1 million in fiscal 2005, a decrease of $168.8 million, or 27.8%, from consolidated revenues of $607.9 million for fiscal 2004. The decrease in consolidated revenues resulted from a $225.7 million decrease in Construction Services revenues partially offset by a $56.9 million increase in Repairs and Maintenance Services revenues.

Consolidated gross profit decreased from $46.3 million in fiscal 2004 to $31.0 million during fiscal 2005. This decline of $15.3 million, or 33.0%, in gross profit resulted primarily from the 27.8% decline in revenues. Consolidated gross margin declined from 7.6% in fiscal 2004 to 7.1% in fiscal 2005 primarily due to the decline in Construction Services revenue, which led to a smaller consolidated revenue base available to absorb fixed costs. Also negatively impacting margins was the partial replacement of construction revenues coming in the form of lower margin repair and maintenance work.

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

Impairment and abandonment charges of $26.2 million in fiscal 2005 related primarily to a $25.0 million impairment of goodwill in our Construction Services segment. The Company’s policy is to perform a goodwill impairment review when impairment indicators exist and no less than once per year. An additional review was performed in the third quarter of fiscal 2005 due to impairment indicators related to liquidity issues and operating results. The remaining $1.2 million related to a fixed asset impairment taken in the fourth quarter of fiscal 2005.

Restructuring charges of $3.7 million in fiscal 2005 primarily related to the restructuring program that began in the fourth quarter of fiscal 2005 in response to liquidity issues and the Company’s results. The focus of this program was to reduce the cost structure and improve operating results and liquidity. A small portion of this charge relates to environmental expenses for discontinued operations.

Interest expense increased to $5.7 million during fiscal 2005 as compared to $2.9 million in fiscal 2004 due to higher interest rates and the increased level of debt that resulted from collection issues and contract disputes, which carried over from fiscal 2004.

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

Net loss for fiscal 2005 was $38.8 million, or $2.24 per fully diluted share, versus a net income in fiscal 2004 of $9.5 million, or $0.54 per fully diluted share.

The following table provides a summary of certain charges and expenses impacting earnings in fiscal 2005:

Fiscal Year 2005
(In thousands)
SG&A
Sarbanes-Oxley 404 compliance (1)	$1,112
Legal – disputed contracts (1)	2,240
Contract dispute reserve	10,333

$13,685

Restructuring, Impairment and Abandonment
Goodwill impairment	$25,000
Fixed asset impairment	1,168
Restructuring expenses	3,654

$29,822

Provision for Income Tax
Deferred tax valuation allowance	$2,520

(1)	In comparison, fiscal 2004 included $150 for Sarbanes-Oxley and $1,163 for legal expenses related to disputed contracts.

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

EBITDA for the year ended May 31, 2006 was $25.0 million compared to a $32.0 million loss and $25.4 million for the years ended May 31, 2005 and May 31, 2004, respectively. A reconciliation of EBITDA to net income (loss) follows:

	Fiscal Year Ended May 31,
	2006	2005	2004
	(In thousands)
Net income (loss)	$7,653	$(38,830)	$9,542
Interest expense, net	7,677	5,720	2,885
Provision (benefit) for income taxes	3,941	(5,628)	6,528	(1)
Depreciation and amortization	5,698	6,726	6,408

EBITDA	$24,969	$(32,012)	$25,363

(1)	Provision for income taxes for the year ended May 31, 2004 includes $0.3 million of taxes related to net earnings of joint venture.

The $57.0 million increase in EBITDA for the year ended May 31, 2006, as compared to the prior year, was in part due to improved operations that occurred as a result of the Company’s restructuring and turnaround efforts, which resulted in higher revenues and margins in fiscal 2006. In addition, impairment charges of $26.2 million, a $10.3 million contract dispute reserve and restructuring charges of $3.7 million were recorded in fiscal 2005.

Outlook

The Company expects that revenues for the fiscal year ending May 31, 2007, will be between $480 million and $520 million. Gross margins for Repair & Maintenance Services should average between 11% and 14% and gross margins for Construction Services should average between 9% and 10%. With revenues relatively equal between segments, we anticipate consolidated gross margins to average approximately 10.5% to 11%. SG&A is expected to average approximately $7.5 million per quarter.

We expect a significant reduction in legal costs for fiscal 2007 versus those incurred in fiscal 2006; however, those reductions should be replaced with significantly higher personnel costs as we prepare for future growth. We have reinstated our Professional Development Program for project managers and have added several new craft recruiters in various regions throughout the U.S. Our commitment to hiring, developing and retaining a skilled workforce is our top initiative for the upcoming year.

Interest expense should be approximately $3 million for the year which will consist primarily of the 7% convertible debt interest expense that was prepaid for two years on April 25, 2005. The effective tax rate should be between 38% and 40% and Matrix Service should average approximately 27 million fully diluted shares outstanding throughout the year. We expect capital expenditures to increase in fiscal year 2007 to approximately $9.0 million to replace certain existing assets and support our continued growth.

The future for Matrix Service is extremely strong given the current market dynamics in the Downstream Petroleum Industry. At May 31, 2006, our bank debt continued to be zero and our cash on hand exceeded $8.5 million. With robust growth and expansion opportunities in the Canadian Oil Sands and LNG markets, as well as continued repair and maintenance and capital projects in the Gulf Coast Region, Matrix Service is poised to reach record net income levels.

We have engaged a search firm to replace our retiring President and CEO Michael J. Hall. We feel confident that whoever replaces Mike will join the Company with an excellent management team in place who will provide the nucleus for taking the Company to a new and higher level of profitable growth.

FINANCIAL CONDITION AND LIQUIDITY

Historically, Matrix Service has financed its operations with cash from operations and from advances under its revolving credit facility. Matrix Service’s cash and cash equivalents totaled approximately $8.6 million at May 31, 2006 and approximately $1.5 million at May 31, 2005. During fiscal 2006, operations provided $35.9 million of cash and investing activities provided $1.4 million of cash, while financing activities used $30.6 million of cash.

Contract dispute receivables decreased from $21.0 million at May 31, 2005 to $11.7 million at May 31, 2006. This decrease is due to the settlement and subsequent collection of $10.0 million on one of our contract dispute receivables, partially offset by the addition of a contract dispute during fiscal 2006 for which resolution is only expected through legal proceedings.

Prepaid expenses decreased from $8.2 million at May 31, 2005 to $5.6 million at May 31, 2006. The decline is primarily due to the amortization of bank fees on our senior credit facility and convertible notes of $4.6 million, partially offset by fees paid upon the refinancing of our senior credit facility and higher prepaid insurance.

Accounts payable were $47.1 million as of May 31, 2006, as compared to $38.1 million as of May 31, 2005. This increase of $9.0 million, or 23.8%, resulted from a large portion of revenues in the last month of the fourth fiscal quarter being driven by material intensive projects. Partially offsetting this increase to current payables was a reduction in past due payables as a result of improved liquidity that resulted from improvements in operations, the placement of common stock and our restructuring initiatives, including asset sales.

Other accrued expenses were $12.4 million as of May 31, 2006, which represents a decrease of $3.4 million from the $15.8 million balance as of May 31, 2005. This decrease was due to a reduction of $1.4 million in the restructuring accrual as payments have been made, a decline of $1.0 million that occurred from the payment of a deferred fee due to our lenders upon refinancing our senior credit facility and a decline of $0.9 million in payroll related liabilities.

As of May 31, 2006 and 2005, debt consisted of the following:

	As of May 31,
	2006	2005
	(In thousands)
Current debt:
Senior credit facility
Revolving credit facility	$—	$20,281
Term note	—	22,398
Interest rate swap liability	—	86

Total current debt	—	42,765
Long-term debt:
Convertible notes	25,000	30,000

Total debt	$25,000	$72,765

Senior Credit Facility

On December 20, 2005, the Company completed the refinancing of its senior credit facility with the execution of the Amended and Restated Credit Agreement (Credit Agreement). The Credit Agreement provides for a $55.0 million aggregate commitment including a $15.0 million 5-year term loan and a $40.0 million 3-year revolving credit facility. On February 24, 2006, the Company prepaid the term loan, but retains the right to increase the revolving credit facility up to the $55.0 million aggregate commitment. On May 31, 2006, availability under the revolving credit facility was $31.0 million, which represents the existing $40.0 million revolving commitment less outstanding letters of credit of $9.0 million.

The terms and conditions of the Credit Agreement include customary affirmative and negative covenants that are structured to adjust upon repayment of the term loan. Under the current terms of the Credit Agreement, the Company is required to comply with the following financial covenants:

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

The revolving credit facility may be used for working capital, issuance of letters of credit or other lawful corporate purposes. Availability under the revolving facility is governed by a borrowing base equal to 80% of outstanding accounts receivable less certain exclusions as defined in the Credit Agreement and is further reduced by outstanding letters of credit. At the Company’s option, amounts borrowed under the revolving credit facility will bear interest at LIBOR or an alternate base rate, plus in each case an additional margin based on the Senior Leverage Ratio. The alternate base rate is the greater of the prime rate or the fed funds effective rate plus 0.5%. The additional margin ranges from 0.75% to 2.00% on alternate base rate borrowings and from 2.25% to 3.50% on LIBOR-based borrowings. The Senior Leverage Ratio for the quarter ended May 31, 2006, places the Company in the lowest interest rate tier, resulting in LIBOR and alternative base rate margins of 2.25% and 0.75%, respectively.

The Credit Agreement contains certain provisions that limit the Company’s ability to incur additional indebtedness and imposes restrictions on capital expenditures. These provisions limit outstanding capital and operating lease obligations to $12.5 million at any time with a maximum of $3.5 million in operating lease payments in any fiscal year. Additional restrictions include a limit on capital expenditures of $12.5 million per fiscal year and a limit on other unsecured indebtedness of $1.5 million.

The Credit Agreement is guaranteed by all of our subsidiaries and is secured by a lien on substantially all of our assets.

The following table presents the Company’s actual performance in relation to the required financial covenants in effect as of May 31, 2006:

Leverage ratio
Actual	1.39
Maximum allowed	4.00

Excess	2.61

Senior leverage ratio
Actual	0.31
Maximum allowed	2.50

Excess	2.19

Fixed charge coverage ratio
Actual	3.76
Minimum required	1.25

Excess	2.51

Tangible net worth	(In thousands)
Actual	$52,922
Minimum required	23,833

Excess	$29,089

Convertible Debt

In connection with the private placement of $30 million of convertible notes, on April 22, 2005, we entered into a registration rights agreement with the investors in the convertible notes. The registration rights agreement requires us to use our best efforts to keep our registration statement, covering the resale of the shares of our common stock issuable upon conversion of the convertible notes, continuously effective until the earlier of (a) the date on which all of our common stock covered by such registration statement has been sold or may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act of 1933, as amended, or (b) the fifth anniversary of the closing date. If we fail to satisfy our obligations under the registration rights agreement, we will owe the holders of the convertible notes as partial liquidated damages an amount in cash equal to 1% of the aggregate amount paid for the convertible notes for each such event, and thereafter on each monthly anniversary of each such event (if the applicable failure shall not have been cured by such date) until the applicable failure is cured.

The convertible notes were issued under a securities purchase agreement among the Company and certain investors, and bear interest at a rate of 7% per year. Beginning on June 30, 2007, the convertible notes will bear interest at a rate of 5% per year if no events of default exist and the Leverage Ratio at all times during the two fiscal quarter period ending on an interest payment date is less than 3.0 to 1.0. The notes are convertible into shares of the Company’s common stock at an initial conversion price of $4.69 per share, subject to adjustment for stock dividends, stock splits or other matters as provided for in the Securities Purchase Agreement. An initial interest pre-payment of $4.2 million was made on April 25, 2005 for the period to and including April 25, 2007. Prepaid interest of $1.6 million is included in prepaid assets at May 31, 2006. Interest is payable in arrears on each March 31, June 30, September 30 and December 31, beginning on June 30, 2007, through the maturity date of April 25, 2010. The original agreement provided that if we failed to refinance our credit facility prior to September 30, 2005, additional interest of 5.00% per annum would accrue and be added to the principal balance of our convertible notes beginning October 1, 2005 and until our credit facility is refinanced. The holders of the convertible notes waived the accrual of additional interest until December 31, 2005 and our credit facility was subsequently refinanced on December 20, 2005.

The securities purchase agreement requires us to maintain certain financial ratios, limits the amount of capital and operating leases we can enter into, limits the amount of additional borrowings we may incur, and limits the amount of purchase money financing we may enter into.

Financial ratios contained in the securities purchase agreement are as follows:

•	Commencing 15 months from the April 25, 2005 closing date, and so long as any of the convertible notes are outstanding, the Leverage Ratio cannot exceed 4.25 to 1.0. The Leverage Ratio is calculated as the ratio of total debt as of any date to EBITDA for the four consecutive fiscal quarters ending on, or most recently before, such date. EBITDA is defined as consolidated net income plus, to the extent deducted in determining consolidated net income, (i) consolidated interest expense, (ii) expense for taxes paid or accrued, (iii) depreciation, amortization and other non-cash charges, including non-cash charges related to the implementation of the Company’s restructuring plan, and cash charges for professional fees associated therewith, (iv) losses on sale of fixed assets, and (v) extraordinary losses incurred other than in the ordinary course of business, minus, to the extent included in consolidated net income, (i) gains on sales of fixed assets, and (ii) extraordinary gains realized other than in the ordinary course of business, all calculated for the Company and its subsidiaries on a consolidated basis for the then most recently ended four fiscal quarters.

•	Commencing 15 months from the April 25, 2005 closing date, until the second anniversary of the closing date for the convertible notes, a Cash Interest Coverage Ratio, which must at all times exceed 2.5 to 1.0. The cash interest coverage ratio is calculated as the ratio of (i) EBITDA for the then most recently ended fiscal four quarters to (ii) “cash interest expense” for such period. The term “cash interest expense” includes interest expense of the Company and its subsidiaries for such period (excluding interest expense that has been capitalized and not paid in cash), determined on a consolidated basis in accordance with GAAP.

•	Beginning with the second anniversary of the April 25, 2005 closing date, the Cash Interest Coverage Ratio will be replaced by an Interest Coverage Ratio, which must at all times exceed 2.5 to 1.0. The Interest Coverage Ratio is calculated as the ratio of EBITDA for a period of the four consecutive fiscal quarters to interest expense for such period. The term “interest expense” includes interest expense of the Company and its subsidiaries for such period, determined on a consolidated basis in accordance with GAAP.

The securities purchase agreement also limits the amount of senior obligations permitted under the senior credit facility or the refinancing or replacement thereof, including new and replacement letters of credit, to $90 million; limits capital lease obligations to $12.5 million, limits operating leases to $15 million, limits purchase money financing to $1 million and limits debt under the Company’s performance and bonding line to $150 million.

As of May 31, 2006, $5.0 million of the convertible notes had been converted by note holders into 1,002,275 shares of the Company’s Common Stock and $25.0 million of the convertible notes remained outstanding.

Acquisition Payable

As part of an acquisition in fiscal 2003, the Company entered into an acquisition payable for a portion of the purchase price. The acquisition payable is recorded at $4.4 million at May 31, 2006 and is accreted for the change in its present value each period utilizing a 5.1% effective interest rate. Payments related to the acquisition payable are due annually on March 7 with $1.9 million due in 2007 and $2.8 million due in 2008.

Capital Expenditures

Cash capital expenditures during the twelve months ended May 31, 2006 totaled $6.3 million of which $0.7 million remained on account with our vendors at May 31, 2006. These capital expenditures included $0.3 million for land and buildings, $4.3 million for purchases of construction equipment, $1.1 million for transportation equipment and $0.6 million for furniture and fixtures. In addition, the Company routinely acquires capital assets utilizing capital leases. Assets acquired under capital leases totaled $1.0 million in fiscal 2006. We expect our capital expenditures to increase in fiscal 2007 to approximately $9.0 million to replace certain existing assets and support of our continued growth.

Treasury Shares

In October 2000, the Board of Directors authorized a buyback program, which permitted the purchase of up to 20% (i.e., 3,447,506 shares) of the common stock outstanding at that time. To date, Matrix Service has purchased 2,116,800 shares under the second program and has authorization to purchase an additional 1,330,706 shares.

It is the Company’s intent to utilize these purchased treasury shares solely for the satisfaction of stock issuance under the 1990, 1991 and 2004 Stock Option Plans and the 1995 Nonemployee Director Stock Option Plan.

Commitments

As of May 31, 2006, the following commitments were in place to support our ordinary course obligations:

	Amounts of Commitments by Expiration Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In thousands)
Letters of credit (1) (2)	$—	$9,025	$—	$—	$9,025
Surety bonds (2)	13,895	1,095	—	—	14,990

Total commitments	$13,895	$10,120	$—	$—	$24,015

(1)	Letters of credit are reflected in the same period our credit facility expires as the letters of credit are normally issued with a one-year term and automatically renew annually.
(2)	Includes $4.0 million of letters of credit and $0.6 million of surety bonds issued in support of our insurance program.

Contractual obligations at May 31, 2006 are summarized below:

	Amounts of Commitments by Expiration Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In thousands)
Convertible notes (1)	$170	$2,542	$26,127	$—	$28,839
Operating leases	1,172	1,361	816	793	4,142
Capital lease obligations	426	613	7	—	1,046
Acquisition payable (2)	1,880	2,819	—	—	4,699

Total contractual obligations	$3,648	$7,335	$26,950	$793	$38,726

(1)	The convertible notes bear interest at a rate of 7% per year and may decrease to 5% based upon the Company’s maintenance of certain leverage ratios. An initial interest pre-payment of $4.2 million was made on April 25, 2005 for the period to and including April 25, 2007. Interest is payable in arrears on each March 31, June 30, September 30 and December 31, beginning on June 30, 2007 through the date of maturity.
(2)	The acquisition payable is recorded at its present value of $4.4 million in the financial statements. Accretion is recorded based on a 5.1% interest rate.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest rate risk results primarily from our variable rate indebtedness under our senior credit facility, which is influenced by movements in short-term rates. Borrowings under our $40.0 million revolving credit facility are based on the current Prime rate or one, two, three or six month LIBOR as elected by the Company. Although there were no amounts outstanding under the facility at May 31, 2006, we do routinely borrow against our revolving credit line to fund short-term working capital needs. We do not currently utilize interest rate swaps to hedge our interest rate risk; therefore, short-term interest rates could have an impact on future interest expense. Financial instruments with interest rate risk at May 31, 2006 are as follows:

	Maturity by Fiscal Year
	2007	2008	2009	2010	2011	Total	Fair Value as of May 31, 2006
	(In thousands)
Long-term debt:
Variable rate debt (1)	$—	$—	$—	$—	$—	$—	$—
Acquisition payable (2)	1,880	2,819	—	—	—	4,699	4,175
Convertible notes (3)	—	—	—	25,000	—	25,000	63,113

(1)	There were no outstanding borrowings under our senior credit facility at May 31, 2006. In fiscal 2006, the weighted average interest rate on our borrowings under our senior credit facility was 10.5%. At the Company’s option, amounts borrowed under the revolving credit facility will bear interest at LIBOR or an alternate base rate, plus in each case an additional margin based on the Senior Leverage Ratio. The alternate base rate is the greater of the prime rate or the fed funds effective rate plus 0.5%. The additional margin ranges from 0.75% to 2.00% on alternate base rate borrowings and from 2.25% to 3.50% on LIBOR-based borrowings. The Senior Leverage Ratio for the quarter ended May 31, 2006, places the Company in the lowest interest rate tier, resulting in LIBOR and alternative base rate margins of 2.25% and 0.75%, respectively.
(2)	Payments included in the table represent the amount the Company is obligated to pay in the respective periods. The Acquisition Payable is recorded at its present value of $4.4 million in the financial statements. Accretion is recorded based on an interest rate of approximately 5.1%.
(3)	The notes were issued under a Securities Purchase Agreement among the Company and certain investors and bear interest at a fixed rate of 7% per year and may decrease to 5% based upon the Company’s maintenance of certain leverage ratios. An initial interest pre-payment of $4.2 million was made on April 25, 2005 for the period to and including April 25, 2007. Interest is payable in arrears on each March 31, June 30, September 30 and December 31, beginning on June 30, 2007, through the date of maturity.

Financial instruments with interest rate risk at May 31, 2005 were as follows:

	Maturity by Fiscal Year
	2006	2007	2008	2009	2010	Total	Fair Value as of May 31, 2005
	(In thousands)
Long-term debt:
Variable rate debt (1)	$42,679	$—	$—	$—	$—	$42,679	$42,679
Acquisition payable (2)	1,858	1,880	2,819	—	—	6,557	5,607
Convertible notes (3)	—	—	—	—	30,000	30,000	30,000
Interest rate swap:
Notional amount	4,433	—	—	—	—	—	86
Pay rate	5.73%	—	—	—	—	—	—
Receive rate – 30 day LIBOR (London Interbank Offer Rate) plus 150 basis points

(1)	Amendment Ten to our senior credit facility provided that borrowings under the revolver and the term loan would bear prime-based interest plus a margin. The agreement further provided for an additional accrued margin to be paid upon termination of the facility. The amendment provided for cash pay interest at a rate of prime plus 1.0% and accrued interest at 1.0% beginning April 2005 and escalating 50 basis points monthly until December 31, 2005, at which time the accrued margin would have been 5.0%. We were paying a weighted average interest rate of 8.50% on the term loan and the revolver at May 31, 2005.
(2)	Payments included in the table represent the amount the Company is obligated to pay in the respective periods. The Acquisition Payable is recorded at its present value of $6.0 million in the financial statements. Accretion is recorded based on an interest rate of approximately 5.1%.

(3)	The notes were issued under a Securities Purchase Agreement among the Company and certain investors and bear interest at a fixed rate of 7% per year and may decrease to 5% based on the Company’s maintenance of certain leverage ratios. An initial interest pre-payment of $4.2 million was made on April 25, 2005 for the period to and including April 25, 2007. Interest is payable in arrears on each March 31, June 30, September 30 and December 31, beginning on June 30, 2007, through the date of maturity.

Foreign Currency Risk

Matrix Service has subsidiaries with operations in Canada that use the Canadian dollar as their functional currency. Historically, movements in the foreign currency exchange rate have not significantly impacted results. However, growth in our Canadian operations and fluctuations in the Canadian dollar could impact the Company’s financial results in the future. Management has not entered into derivative instruments to hedge the foreign currency risk, but periodically evaluates the materiality of our foreign currency exposure. A 10% change in the Canadian dollar against the U. S. dollar would not have had a material impact on the financial results of the Company for the fiscal year ended May 31, 2006.

Commodity Risk

Steel and steel pipe are the primary raw materials used by our Construction Services and Repair and Maintenance Services segments. Supplies of these materials are available throughout the United States. We do not anticipate being unable to obtain adequate amounts of these materials in the foreseeable future. However, the price, quantity available and timing of availability of these materials could change significantly due to various factors, including producer capacity, the level of foreign imports, demand for the materials, the imposition or removal of tariffs on imported steel and other market conditions. We mitigate these risks by including standard language in our contracts, which passes the risk of increases in steel prices or unavailability of steel on to our customers.

Item 8. Financial Statements and Supplementary Data

Financial Statement Schedules

The financial statement schedule is filed as a part of this report under “Schedule II” immediately following Quarterly Financial Data (unaudited). Schedule II – Valuation and Qualifying Accounts for the three fiscal years ended May 31, 2006, 2005 and 2004. All other schedules are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of Matrix Service Company (the “Company”) and its wholly-owned subsidiaries are responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective may not prevent or detect misstatements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on this assessment, the Company’s management has concluded that the Company’s internal control over financial reporting as of May 31, 2006 was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm (“Deloitte & Touche”). Deloitte & Touche’s report on internal control over financial reporting is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Matrix Service Company:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Matrix Service Company (the “Company”) maintained effective internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of May 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended May 31, 2006 of the Company and our report dated August 4, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

August 4, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Matrix Service Company:

We have audited the accompanying consolidated balance sheet of Matrix Service Company (the “Company”) as of May 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit. The consolidated financial statements of the Company as of May 31, 2005 and for each of the two years in the period ended May 31, 2005 were audited by other auditors whose report dated August 15, 2005 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Matrix Service Company as of May 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of May 31, 2006, based on the criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 4, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

August 4, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Matrix Service Company:

We have audited the accompanying consolidated balance sheet of Matrix Service Company as of May 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended May 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15 for each of the two years in the period ended May 31, 2005. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matrix Service Company at May 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended May 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for each of the two years in the period ended May 31, 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Tulsa, Oklahoma

August 15, 2005

Matrix Service Company

Consolidated Balance Sheets

(In thousands)

	As of May 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$8,585	$1,496
Accounts receivable, less allowances (2006 - $190; 2005 - $461)	64,061	70,088
Contract dispute receivables, net	11,668	20,975
Costs and estimated earnings in excess of billings on uncompleted contracts	24,538	22,733
Inventories	4,738	4,739
Income tax receivable	104	3,004
Deferred income taxes	2,831	4,820
Prepaid expenses	5,581	8,245
Assets held for sale	809	1,479

Total current assets	122,915	137,579

Property, plant and equipment, at cost:
Land and buildings	23,100	23,087
Construction equipment	31,081	29,711
Transportation equipment	10,921	10,862
Furniture and fixtures	8,658	8,889
Construction in progress	2,392	318

	76,152	72,867
Accumulated depreciation	(38,712)	(35,791)

	37,440	37,076

Goodwill	23,442	24,834

Other assets	4,479	2,891

Total assets	$188,276	$202,380

See accompanying notes.

Matrix Service Company

Consolidated Balance Sheets (continued)

(In thousands, except share data)

	As of May 31,
	2006	2005
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$47,123	$38,059
Billings on uncompleted contracts in excess of costs and estimated earnings	12,078	12,311
Accrued insurance	6,408	5,038
Other accrued expenses	12,436	15,759
Current capital lease obligation	406	113
Current portion of long-term debt	—	42,765
Current portion of acquisition payable	1,808	1,808

Total current liabilities	80,259	115,853

Convertible notes	25,000	30,000
Acquisition payable	2,578	4,169
Long-term capital lease obligation	538	231
Deferred income taxes	3,502	4,142

Stockholders’ equity:
Common stock - $.01 par value; 30,000,000 shares authorized; 22,595,243 and 19,285,276 shares issued as of May 31, 2006 and 2005	226	193
Additional paid-in capital	75,855	56,322
Retained earnings (deficit)	4,316	(3,307)
Accumulated other comprehensive income (loss)	814	(22)

	81,211	53,186

Less treasury stock, at cost – 1,731,386 and 1,873,750 shares as of May 31, 2006 and 2005	(4,812)	(5,201)

Total stockholders’ equity	76,399	47,985

Total liabilities and stockholders’ equity	$188,276	$202,380

See accompanying notes.

Matrix Service Company

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Fiscal Year Ended May 31,
	2006	2005	2004
Revenues	$493,927	$439,138	$607,904
Cost of revenues	446,848	408,119	561,591

Gross profit	47,079	31,019	46,313
Selling, general and administrative expenses	28,775	40,335	28,726
Impairment and abandonment costs	70	26,168	—
Restructuring	536	3,654	68

Operating income (loss)	17,698	(39,138)	17,519

Other income (expense):
Interest expense	(7,765)	(5,722)	(2,914)
Interest income	88	2	29
Other	1,573	400	579

Income (loss) before income taxes	11,594	(44,458)	15,213
Provision for (benefit from) federal, state and foreign income taxes	3,941	(5,628)	6,181
Net earnings of joint venture	—	—	510

Net income (loss)	$7,653	$(38,830)	$9,542

Basic earnings (loss) per common share	$0.39	$(2.24)	$0.57

Diluted earnings (loss) per common share	$0.35	$(2.24)	$0.54

Weighted average common shares outstanding:

Basic	19,651,653	17,327,484	16,718,737
Diluted	25,741,676	17,327,484	17,615,497

See accompanying notes.

Matrix Service Company

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Total
					Translation	Derivative
Balances, May 31, 2003	$193	$52,430	$26,304	$(8,179)	$(278)	$(289)	$70,181
Net income	—	—	9,542	—	—	—	9,542
Other comprehensive income
Translation adjustment	—	—	—	—	39	—	39
Derivative activity	—	—	—	—	—	133	133

Comprehensive income							9,714
Exercise of stock options (1,055,570 shares)	—	283	(261)	2,410	—	—	2,432
Tax effect of exercised stock options	—	3,388	—	—	—	—	3,388

Balances, May 31, 2004	193	56,101	35,585	(5,769)	(239)	(156)	85,715
Net loss	—	—	(38,830)	—	—	—	(38,830)
Other comprehensive income
Translation adjustment	—	—	—	—	283	—	283
Derivative activity	—	—	—	—	—	90	90

Comprehensive loss							(38,457)
Exercise of stock options (211,200 shares)	—	33	(62)	568	—	—	539
Tax effect of exercised stock options	—	188	—	—	—	—	188

Balances, May 31, 2005	193	56,322	(3,307)	(5,201)	44	(66)	47,985
Net income	—	—	7,653	—	—	—	7,653
Other comprehensive income
Translation adjustment	—	—	—	—	770	—	770
Derivative activity	—	—	—	—	—	66	66

Comprehensive income							8,489
Conversion of convertible notes (1,002,275 shares)	10	4,291	—	—	—	—	4,301
Issuance of additional common stock (2,307,692 shares)	23	14,859	—	—	—	—	14,882
Exercise of stock options (142,364 shares)	—	74	(30)	389	—	—	433
Tax effect of exercised stock options	—	309	—	—	—	—	309

Balances, May 31, 2006	$226	$75,855	$4,316	$(4,812)	$814	$—	$76,399

See accompanying notes.

Matrix Service Company

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended May 31,
	2006	2005	2004
Operating activities:
Net income (loss)	$7,653	$(38,830)	$9,542
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	5,698	6,726	6,408
Deferred income tax	1,316	(4,144)	2,226
Impairment of goodwill	—	25,000	—
Impairment of fixed assets	70	1,168	—
Contract dispute reserve	—	10,333	400
Gain on sale of property, plant and equipment	(1,554)	(382)	(285)
Allowance for uncollectible accounts	587	562	—
Accretion on acquisition payable	271	365	393
Earnings of joint venture	—	—	(857)
Amortization of debt issuance costs	2,660	904	215
Amortization of prepaid interest	1,921	175	—
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects of dispositions:
Receivables	10,946	(13,528)	(20,043)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,945)	(3,879)	4,115
Inventories	(990)	(155)	(1,734)
Prepaid expenses	(848)	(2,125)	997
Accounts payable	9,093	10,530	(16,392)
Billings on uncompleted contracts in excess of costs and estimated earnings	(348)	4,196	(17,186)
Accrued expenses	(2,075)	7,220	3,174
Income tax receivable/payable	3,412	404	907
Other	13	(24)	21

Net cash provided (used) by operating activities	35,880	4,516	(28,099)

Investing activities:
Acquisition of property, plant and equipment	(5,614)	(1,430)	(4,675)
Net effect of dissolution of joint venture	—	—	2,738
Distributions from joint venture	—	—	701
Proceeds from asset sales	7,046	1,784	1,790

Net cash provided by investing activities	1,432	354	554

See accompanying notes.

Matrix Service Company

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Fiscal Year Ended May 31,
	2006	2005	2004
Financing activities:
Issuance of common stock	$15,315	$539	$2,432
Advances under bank credit facility	142,601	166,913	286,738
Repayments of bank credit facility	(185,280)	(193,065)	(260,457)
Issuance of convertible notes	—	30,000	—
Prepayment of interest on convertible notes	—	(4,200)	—
Payment of debt issuance costs	(929)	(2,563)	(368)
Capital lease payments	(416)	(40)	—
Repayment of other notes	(1,862)	(1,745)	(862)

Net cash provided (used) by financing activities	(30,571)	(4,161)	27,483

Effect of exchange rate changes on cash	348	35	39

Net increase (decrease) in cash and cash equivalents	7,089	744	(23)

Cash and cash equivalents, beginning of year	1,496	752	775

Cash and cash equivalents, end of year	$8,585	$1,496	$752

Supplemental disclosure of cash flow information
Cash paid (received) during the period for:
Income taxes	$(810)	$(1,890)	$4,077
Interest	$3,024	$8,476	$2,545
Non-cash investing and financing activities:
Equipment acquired through capital leases	$1,016	$384	$—
Purchases of property, plant and equipment on account	$711	$—	$—

See accompanying notes.

Matrix Service Company

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Organization and Basis of Presentation

The consolidated financial statements include the accounts of Matrix Service Company (“Matrix Service” or the “Company”) and its subsidiaries, all of which are wholly owned. Intercompany transactions and balances have been eliminated in consolidation. Effective July 28, 2003, a construction joint venture obtained in an acquisition was dissolved. From the effective date of the dissolution forward, the operations of the joint venture assumed by Matrix Service are included in the Company’s results of operations.

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

Reclassification

Certain amounts in the 2004 and 2005 financial statements have been reclassified to conform with the 2006 presentation.

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

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

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

Cash Equivalents

The Company includes as cash equivalents all investments with original maturities of three months or less which are readily convertible into cash. The carrying value of cash equivalents approximates fair value. Approximately $0.3 million of cash as of May 31, 2006 and 2005 is restricted for use under an on-going alliance agreement with a customer.

Accounts Receivable

Accounts receivable are carried on a gross basis, less the allowance for uncollectible accounts. The Company grants credit without requiring collateral to customers consisting of the major integrated oil companies, independent refiners and marketers, power companies, petrochemical companies, pipelines, contractors and engineering firms. Although this potentially exposes the Company to the risks of individual customer defaults or depressed cycles in these industries, our contracts require payment as projects progress or advance payment in some circumstances. In addition, in most cases we can place liens against the property, plant or equipment constructed or terminate the contract if a material contract default occurs. Management estimates the allowance for uncollectible accounts based on existing economic conditions, the financial conditions of the customers and the amount and age of past due accounts. Accounts are written off against the allowance for uncollectible accounts only after all collection attempts have been exhausted.

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

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

Loss Contingencies

Various legal actions, claims and other contingencies arise in the normal course of our business. Contingencies are recorded in the consolidated financial statements, or are otherwise disclosed, in accordance with SFAS No. 5, “Accounting for Contingencies.” Specific reserves are provided for loss contingencies to the extent we conclude their occurrence is both probable and estimable. We use a case-base evaluation of the underlying data and update our evaluation as further information becomes known. We believe that any amounts exceeding our recorded accruals should not materially affect our financial position, results of operations or liquidity. However, the results of litigation are inherently unpredictable and the possibility exists that the ultimate resolution of one or more of these matters could result in a material adverse effect on our financial position, results of operations or liquidity.

Legal costs are expenses as incurred.

Inventories

Inventories consist primarily of raw materials and small tools and are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or average cost method.

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets. Depreciable lives are as follows: buildings – 40 years, construction equipment – 3 to 15 years, transportation equipment – 3 to 5 years, and furniture and fixtures – 3 to 10 years.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets used in operations may not be recoverable. The determination of whether an impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.

For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if an impairment is required. Until the assets are disposed of, an estimate of the fair value is redetermined when related events or circumstances change. In fiscal 2005, the Company evaluated certain long-lived assets for impairment resulting in impairment charges of $1.2 million, including $0.4 million for impairment of an asset held for sale. In fiscal 2006, the Company recorded an impairment charge of $0.1 million.

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

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

Financial Covenant Compliance

We have certain financial covenants we are required to maintain under our debt agreements. In the event of a financial covenant violation that is not appropriately waived by the lenders, or otherwise cured, repayment of borrowings under the debt agreements could be accelerated. Additionally, if a covenant violation has occurred (or would have occurred absent a loan modification), borrowings will be classified as current if it is probable that we will not maintain covenant compliance within the next 12 months. In this event, we are required to develop financial projections that allow us to assess the probability of whether or not we will be in covenant compliance for the subsequent 12-month period from the balance sheet date. Key assumptions utilized in the projections include estimated timing of contract awards and performance of the related work, estimated cash flows and estimated borrowing levels. These projections represent our best estimate of our operating results and financial condition for the subsequent 12-month period.

Goodwill

Goodwill and intangible assets with indefinite useful lives are not amortized and are tested at least annually for impairment. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Goodwill is evaluated for impairment by first comparing management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. Reporting units for purposes of goodwill impairment calculations are our reportable segments.

Management utilizes a discounted cash flow analysis to determine the estimated fair value of our reporting units. Judgments and assumptions related to revenue, gross margins, operating expenses, interest, capital expenditures, cash flow and market assumptions are inherent in these estimates. As a result, use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and ultimately result in the recognition of impairment charges in the financial statements. We utilize various assumption scenarios and assign probabilities to each of these scenarios in our discounted cash flow analysis. The results of the discounted cash flow analysis are then compared to the carrying value of the reporting unit.

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

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. As of May 31, 2006 and May 31, 2005, insurance reserves totaling $6.4 and $5.0 million, respectively, are reflected on our consolidated balance sheets. These amounts represent our best estimate of our ultimate obligations for asserted claims plus claims incurred but not yet reported at the balance sheet dates. We establish specific reserves for claims using case-basis evaluations of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. Additionally, the actual results of claim settlements could differ from the amounts estimated.

Income Taxes

Deferred income taxes are computed using the liability method whereby deferred tax assets and liabilities are recognized based on temporary differences between financial statement and tax basis of assets and liabilities using presently enacted tax rates.

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

Stock Option Plans

Employee stock options are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The plans are described more fully in Note 13.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (R) “Share Based Payment.” The Statement requires that compensation costs for all share based awards, including employee stock options, be recognized in the financial statements at fair value. Pro forma disclosure is no longer an alternative. The Statement, as issued by the FASB, was to be effective as of the beginning of the first interim or annual reporting period that began after June 15, 2005. However, in April 2005, the Securities and Exchange Commission (SEC) adopted a new rule that delayed the effective date to the beginning of the fiscal year that began after June 15, 2005. We adopted the Statement on June 1, 2006.

The Statement allowed either a modified prospective application or a modified retrospective application for adoption. We used a modified prospective application for adoption and applied the Statement to new awards and to awards modified, repurchased, or cancelled after June 1, 2006. Also, for unvested stock awards outstanding as of June 1, 2006, compensation costs for the portion of these awards for which the requisite service has not been rendered was recognized as the requisite service was rendered after June 1, 2006. Compensation costs for these awards were based on fair value at the original grant date as estimated for the pro forma disclosures under SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS 123.” Since we will use a modified prospective application, we will not restate prior periods.

At June 1, 2006, we had approximately $2.2 million of compensation cost from outstanding unvested stock awards to be recognized as the requisite service is rendered. This cost will be recognized primarily in fiscal 2007 and 2008. Our compensation cost as reported in pro forma disclosures required by SFAS 123, as amended by SFAS 148, may not be representative of compensation costs to be incurred in fiscal 2007 and beyond as the number and types of awards may differ and estimates of fair value may differ due to changes in the market price of our common stock and to changing capital market and employee exercise behavior assumptions.

We currently present pro forma disclosure of net income (loss) and earnings (loss) per share as if compensation costs from all stock awards were recognized based on the fair value recognition provisions of SFAS 123. The Statement requires use of valuation techniques, including option pricing models, to estimate the fair value of employee stock awards. For pro forma disclosures, we use a Black-Scholes option pricing model in estimating the fair value of employee stock options and we intend to continue using a Black-Scholes option pricing model under SFAS 123(R).

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2006	2005	2004
Risk-free interest rate	3.76%	3.71%	3.90%
Expected volatility	68.14%	64.71%	52.95%
Expected life in years	4.56	4.57	4.83
Expected dividend yield	—	—	—

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

The following table illustrates the pro forma effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Fiscal Year Ended May 31,
	2006	2005	2004
	(In thousands)
Net income (loss) as reported	$7,653	$(38,830)	$9,542
Pro forma compensation expense from stock options	(853)	(351)	(487)

Pro forma net income (loss)	$6,800	$(39,181)	$9,055

Earnings (loss) per common share as reported:
Basic	$0.39	$(2.24)	$0.57
Diluted	$0.35	$(2.24)	$0.54

Pro forma earnings (loss) per common share:
Basic	$0.35	$(2.26)	$0.54
Diluted	$0.32	$(2.26)	$0.51

Recent Accounting Standards

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109.

FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We do not believe the adoption of FIN 48 will have a material impact on our financial statements.

Note 2. Restructuring and Management Plans

On March 28, 2005, the Company initiated a restructuring program and, Michael J. Hall, then and currently a member of the Board of Directors and formerly the Company’s Chief Financial Officer, was appointed as the Company’s interim President and Chief Executive Officer. In addition, Mr. Ed Hendrix, an independent director of the Company since 2000, was elected Chairman of the Board of Directors.

The Company’s restructuring program included reducing its cost structure, improving its operating results, and improving its liquidity. The Company refocused on its core strengths and eliminated unprofitable and marginal work in under-performing areas of its business. As a result of this effort, the Company identified certain assets for disposition including selected transportation and rigging assets, the aluminum floating roof business as well as excess facilities or land in Tulsa, Oklahoma; Orange, California; and Holmes, Pennsylvania. The details of these targeted asset dispositions are further discussed in Note 3. Matrix Service also ceased work on a number of large routine maintenance contracts that were utilizing valuable resources while providing minimal returns. In addition, the Company issued convertible notes (discussed in Note 5), completed a private placement of common stock (discussed in Note 13) and refinanced its senior credit facility (discussed in Note 5).

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

The Company has substantially completed its restructuring program and is currently performing a search for a new Chief Executive Officer. Mr. Hall will be retiring from his position as the Company’s President and Chief Executive Officer, but will remain on the Company’s Board of Directors. Upon the appointment of a new CEO, Mr. Hall will succeed I. Edgar (Ed) Hendrix as the Chairman of the Board of Directors. Mr. Hendrix will continue to serve on the Board and as the Chairman of the Audit Committee.

Restructuring activities other than asset sales and debt refinancing of the Company consist of the following:

	Employee Severance Benefits	Consulting Fees	Acquisition	Other Costs	Total
	(In thousands)
Liability balance at May 31, 2003	$—	$—	$1,500	$171	$1,671
Charge to income	—	—	—	68	68
Acquisition adjustment	—	—	(1,296)	—	(1,296)
Payment	—	—	(87)	(47)	(134)

Liability balance at May 31, 2004	—	—	117	192	309
Charge to income	1,479	1,607	—	568	3,654
Payment	(587)	(1,182)	(117)	(218)	(2,104)

Liability balance at May 31, 2005	892	425	—	542	1,859
Charge (credit) to income	(19)	237	—	318	536
Payment	(873)	(662)	—	(301)	(1,836)

Liability balance at May 31, 2006	$—	$—	$—	$559	$559

During fiscal year 2006, the Company charged $0.5 million of restructuring costs against earnings. The restructuring charges primarily related to additional professional fees incurred in connection with the restructuring activities, restructuring incentives and costs incurred to shut down a fabrication facility. Payments of approximately $1.8 million were made in fiscal 2006 and primarily relate to employee severance and consulting fees. The remaining liability of $0.6 million as of May 31, 2006 is reflected in other accrued expenses.

During fiscal year 2005, the Company charged $3.7 million of restructuring related costs against earnings. These restructuring charges included employee severance and benefit costs of approximately $1.5 million, $1.6 million of professional fees incurred in connection with the restructuring activities and $0.6 million of other restructuring costs, primarily related to environmental remediation associated with a business previously disposed. The employee severance and benefit costs related to the elimination of approximately 60 employees. Payments of approximately $2.1 million were made and relate primarily to employee severance and consulting fees.

In fiscal 2004, activity for the year consisted primarily of a $1.3 million reduction of the restructuring accrual recorded in the initial allocation of the Hake purchase price and payment of $0.1 million of other miscellaneous restructuring charges. In addition, reserves for workers’ compensation, automobile and general liability claims related to businesses previously disposed increased $0.1 million.

Restructuring charges related to specific operating activities are reflected in the applicable segment in Note 16. “Other” restructuring charges are allocated based on percentage of revenue.

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

Note 3. Property Sales and Assets Held for Sale

As a part of the Company’s restructuring efforts discussed in Note 2, certain assets have been identified for sale.

Asset Sales

In the first quarter of fiscal 2006, the Company sold a fabrication facility in Tulsa, Oklahoma which was no longer being utilized for $0.7 million, which was equal to the book value of the asset. The asset was previously classified as held for sale.

In addition, in the first quarter of fiscal 2006 the Company sold excess construction equipment for net proceeds of $1.7 million, including $0.2 million for services to be provided in the future. The sale resulted in a gain of approximately $0.6 million. These services were substantially complete at May 31, 2006.

In the second quarter of fiscal 2006, the Company sold a fabrication facility and land in Holmes, Pennsylvania for $0.7 million. The asset was previously classified as held for sale and the sale resulted in a gain of approximately $0.4 million.

Also, in the second quarter of fiscal 2006, the Company completed the sale of its Bethlehem, Pennsylvania fabrication facility for $3.5 million, $0.5 million of which was in the form of a promissory note which bears interest at 12% per annum. Principal and interest on the note is payable in equal monthly installments over 60 months beginning in January 2006. The Company may also earn an additional $0.2 million based upon the earnings of the buyer. In the event the buyer chooses to prepay the remaining deferred obligation, which the buyer may do at any time without penalty, the additional earnout opportunity would be eliminated. The sale consisted of assets of approximately $4.1 million, including goodwill of approximately $1.5 million, and liabilities of approximately $1.0 million, and resulted in a gain of $0.4 million.

In the third quarter of fiscal 2006, the Company sold and subsequently leased-back its corporate facility. The net proceeds from the sale were approximately $0.7 million. No gain or loss was recognized on the sale, as the facility was previously impaired $0.1 million in the second quarter of fiscal 2006 to adjust the carrying value of the facility to the estimated sale proceeds.

Assets Held for Sale

In fiscal 2005, the Company identified various assets as available for sale under the current business plan. Certain of the assets were sold in fiscal 2006, as discussed above. The Company still holds excess land located in Orange, California, for which a sale is pending. The carrying value of the excess land at May 31, 2006 was $0.8 million, which approximates the expected net proceeds from the pending sale. The land is classified as a current asset held for sale on the Consolidated Balance Sheet and is reflected in the Company’s “Other” segment in Note 16.

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

Note 4. Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended May 31, 2006 and 2005 by segment follow:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Balance at May 31, 2004	$30,941	$18,725	$49,666
Impairment charge	(25,000)	—	(25,000)
Translation adjustment	—	168	168

Balance at May 31, 2005	5,941	18,893	24,834
Disposition (Note 3)	(1,485)	—	(1,485)
Purchase price adjustment (Note 8)	(141)	(61)	(202)
Translation adjustment	—	295	295

Balance at May 31, 2006	$4,315	$19,127	$23,442

In fiscal 2006, the Company sold its Bethlehem, Pennsylvania fabrication facility and retired the associated goodwill of $1.5 million. In addition, a deferred tax asset valuation allowance was reversed that resulted in a goodwill adjustment from a 2003 acquisition. In fiscal 2005, the Company recorded an impairment charge of $25.0 million for the Construction Services segment. The impairment occurred as a result of the Company’s operating performance in fiscal 2005.

Note 5. Debt

Debt consists of the following:

	As of May 31,
	2006	2005
	(In thousands)
Current debt:
Senior credit facility
Revolving credit facility	$—	$20,281
Term note	—	22,398
Interest rate swap liability	—	86

Total current debt	—	42,765
Long-term debt:
Convertible notes	25,000	30,000

Total debt	$25,000	$72,765

Senior Credit Facility

On December 20, 2005, the Company completed the refinancing of its senior credit facility with the execution of the Amended and Restated Credit Agreement (Credit Agreement). The Credit Agreement provides for a $55.0 million aggregate commitment including a $15.0 million 5-year term loan and a $40.0 million 3-year revolving credit facility. On February 24, 2006, the Company prepaid the term loan, but retains the right to increase the revolving credit facility up to the $55.0 million aggregate commitment. On May 31, 2006, availability under the revolving credit facility was $31.0 million, which represents the existing $40.0 million revolving commitment less outstanding letters of credit of $9.0 million.

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

The terms and conditions of the Credit Agreement include customary affirmative and negative covenants that are structured to adjust upon repayment of the term loan. Under the current terms of the Credit Agreement, the Company is required to comply with the following financial covenants:

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

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

The following table presents the Company’s actual performance in relation to the required financial covenants in effect as of May 31, 2006:

Leverage ratio
Actual	1.39
Maximum allowed	4.00

Excess	2.61

Senior leverage ratio
Actual	0.31
Maximum allowed	2.50

Excess	2.19

Fixed charge coverage ratio
Actual	3.76
Minimum required	1.25

Excess	2.51

(In thousands)
Tangible net worth
Actual	$52,922
Minimum required	23,833

Excess	$29,089

The revolving credit facility may be used for working capital, issuance of letters of credit or other lawful corporate purposes. Availability under the revolving facility is governed by a borrowing base equal to 80% of outstanding accounts receivable less certain exclusions as defined in the Credit Agreement and is further reduced by outstanding letters of credit. At the Company’s option, amounts borrowed under the revolving credit facility will bear interest at LIBOR or an alternate base rate, plus in each case an additional margin based on the Senior Leverage Ratio. The alternate base rate is the greater of the prime rate or the fed funds effective rate plus 0.5%. The additional margin ranges from 0.75% to 2.00% on alternate base rate borrowings and from 2.25% to 3.50% on LIBOR-based borrowings. The Senior Leverage Ratio for the quarter ended May 31, 2006, places the Company in the lowest interest rate tier, resulting in LIBOR and alternative base rate margins of 2.25% and 0.75%, respectively.

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

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

Convertible Debt

In connection with the private placement of $30 million of convertible notes, on April 22, 2005, we entered into a registration rights agreement with the investors in the convertible notes. The registration rights agreement requires us to use our best efforts to keep our registration statement, covering the resale of the shares of our common stock issuable upon conversion of the convertible notes, continuously effective until the earlier of (a) the date on which all of our common stock covered by such registration statement has been sold or may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act of 1933, as amended, or (b) the fifth anniversary of the closing date. If we fail to satisfy our obligations under the registration rights agreement, we will owe the holders of the convertible notes as partial liquidated damages an amount in cash equal to 1% of the aggregate amount paid for the convertible notes for each such event, and thereafter on each monthly anniversary of each such event (if the applicable failure shall not have been cured by such date) until the applicable failure is cured.

The convertible notes were issued under a securities purchase agreement among the Company and certain investors, and bear interest at a rate of 7% per year. Beginning on June 30, 2007, the convertible notes will bear interest at a rate of 5% per year if no event of default exists and the Leverage Ratio at all times during the two fiscal quarter period ending on an interest payment date is less than 3.0 to 1.0. The notes are convertible into shares of the Company’s common stock at an initial conversion price of $4.69 per share, subject to adjustment for stock dividends, stock splits or other matters as provided for in the Securities Purchase Agreement. An initial interest pre-payment of $4.2 million was made on April 25, 2005 for the period to and including April 25, 2007. Prepaid interest of $1.6 million is included in prepaid assets at May 31, 2006. Interest is payable in arrears on each March 31, June 30, September 30 and December 31, beginning on June 30, 2007, through the date of maturity, which is April 25, 2010. The original agreement provided that if we failed to refinance our credit facility prior to September 30, 2005, additional interest of 5.00% per annum would accrue and be added to the principal balance of our convertible notes beginning October 1, 2005 and until our credit facility is refinanced. The holders of the convertible notes waived the accrual of additional interest until December 31, 2005 and our credit facility was subsequently refinanced on December 20, 2005.

The securities purchase agreement requires us to maintain certain financial ratios, limits the amount of capital and operating leases we can enter into, limits the amount of additional borrowings we may incur, and limits the amount of purchase money financing we may enter into.

Financial ratios contained in the securities purchase agreement are as follows:

•	Commencing 15 months from the April 25, 2005 closing date, and so long as any of the convertible notes are outstanding, the Leverage Ratio cannot exceed 4.25 to 1.0. The Leverage Ratio is calculated as the ratio of total debt as of any date to EBITDA for the four consecutive fiscal quarters ending on, or most recently before, such date. EBITDA is defined as consolidated net income plus, to the extent deducted in determining consolidated net income, (i) consolidated interest expense, (ii) expense for taxes paid or accrued, (iii) depreciation, amortization and other non-cash charges, including non-cash charges related to the implementation of the Company’s restructuring plan, and cash charges for professional fees associated therewith, (iv) losses on sale of fixed assets, and (v) extraordinary losses incurred other than in the ordinary course of business, minus, to the extent included in consolidated net income, (i) gains on sales of fixed assets, and (ii) extraordinary gains realized other than in the ordinary course of business, all calculated for the Company and its subsidiaries on a consolidated basis for the then most recently ended four fiscal quarters.

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

•	Commencing 15 months from the April 25, 2005 closing date, until the second anniversary of the closing date for the convertible notes, a Cash Interest Coverage Ratio, which must at all times exceed 2.5 to 1.0. The cash interest coverage ratio is calculated as the ratio of (i) EBITDA for the most recently ended fiscal four quarters to (ii) “cash interest expense” for such period. The term “cash interest expense” includes interest expense of the Company and its subsidiaries for such period (excluding interest expense that has been capitalized and not paid in cash), determined on a consolidated basis in accordance with GAAP.

•	Beginning with the second anniversary of the April 25, 2005 closing date, the Cash Interest Coverage Ratio will be replaced by an Interest Coverage Ratio, which must at all times exceed 2.5 to 1.0. The Interest Coverage Ratio is calculated as the ratio of EBITDA for a period of the four consecutive fiscal quarters to interest expense for such period. The term “interest expense” includes interest expense of the Company and its subsidiaries for such period, determined on a consolidated basis in accordance with GAAP.

The securities purchase agreement also limits the amount of senior obligations permitted under the senior credit facility or the refinancing or replacement thereof, including new and replacement letters of credit, to $90 million; limits capital lease obligations to $12.5 million, limits operating leases to $15 million, limits purchase money financing to $1 million and limits debt under the Company’s performance and bonding line to $150 million.

As of May 31, 2006, $5.0 million of the convertible notes had been converted by note holders into 1,002,275 shares of the Company’s Common Stock and $25.0 million of the convertible notes remained outstanding. The fair value of the outstanding convertible notes was $63.3 million as of May 31, 2006.

Note 6. Acquisition Payable

As part of an acquisition in fiscal 2003, the Company entered into an acquisition payable for a portion of the purchase price. The acquisition payable is recorded at $4.4 million at May 31, 2006 and is accreted for the change in its present value each period utilizing a 5.1% effective interest rate. Payments related to the acquisition payable are due annually on March 7 with $1.9 million due in 2007 and $2.8 million due in 2008. The fair value of the acquisition payable was $4.2 million as of May 31, 2006.

Pursuant to the purchase agreement, the former shareholders of the acquired entity agreed, jointly and severally, to indemnify Matrix Service for damages it suffers due to breaches of representations and warranties made by the shareholders with respect to, among other things, its employee benefit plans, the ownership, use and condition of its assets and the performance by the acquired company of its contractual obligations, and its obligations under applicable laws, including employment and environmental laws. As to these matters, Matrix Service may recover its damages only if its claims for damages are made by March 7, 2008, the amount of damages claimed as to any single event exceeds a de minimus amount of $10,000, and only after the aggregate amount of all such claims, excluding de minimus claims, exceeds $250,000. In order to better assure the payment to Matrix Service of any claims by it for indemnity, $10 million of the purchase price was withheld in the form of a deferred purchase price payable to the former shareholders or their designee. Upon final determination that a claim for indemnity is proper, the amount of the claim can be deducted by Matrix Service from the deferred payments of the purchase price. Since the purchase date on March 7, 2003, Matrix Service claims have not exceeded $250,000, and thus no adjustment to the deferred purchase price has been made related to indemnifications by the former shareholders of the acquired company as of May 31, 2006.

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

Note 7. Uncompleted Contracts

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

	As of May 31,
	2006	2005
	(In thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$942,395	$560,378
Billings on uncompleted contracts	929,935	549,956

	$12,460	$10,422

Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$24,538	$22,733
Billings on uncompleted contracts in excess of costs and estimated earnings	12,078	12,311

	$12,460	$10,422

Progress billings in accounts receivable at May 31, 2006 and 2005 included retentions to be collected within one year of $4.5 million and $3.5 million, respectively. Contract retentions collectible beyond one year are included in other assets on the consolidated balance sheets and totaled $2.9 million at May 31, 2006. There were no long-term retentions receivable at May 31, 2005.

Note 8. Income Taxes

The components of the provision for (benefit from) incomes taxes are as follows:

	Fiscal Year Ended May 31,
	2006	2005	2004
	(In thousands)
Current:
Federal	$1,433	$(1,660)	$3,188
State	783	89	1,002
Foreign	376	87	112

	2,592	(1,484)	4,302
Deferred:
Federal	958	(4,083)	1,898
State	411	(70)	298
Foreign	(20)	9	30

	1,349	(4,144)	2,226

	$3,941	$(5,628)	$6,528

The provision for income taxes for the years ended May 31, 2004 included $0.3 million of taxes related to net earnings of joint venture.

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

The difference between the expected income tax provision applying the domestic federal statutory tax rate and the reported income tax provision is explained as follows:

	Fiscal Year Ended May 31,
	2006	2005	2004
	(In thousands)
Expected provision (benefit) for Federal income taxes at the statutory rate	$3,942	$(15,560)	$5,625
State income taxes, net of Federal benefit	793	(2,867)	838
Charges without tax benefit	562	10,266	86
Valuation allowance	(1,401)	2,520	—
Other	45	13	(21)

Provision (benefit) for income taxes	$3,941	$(5,628)	$6,528

Significant components of the Company’s deferred tax liabilities and assets as of May 31, 2006 and 2005 are as follows:

	As of May 31,
	2006	2005
	(In thousands)
Deferred tax liabilities:
Tax over book depreciation	$3,362	$4,114
Other - net	425	408

Total deferred tax liabilities	3,787	4,522

Deferred tax assets:
Bad debt reserve	2,181	3,743
Foreign insurance dividend	132	132
Vacation accrual	50	62
Insurance reserve	390	—
Noncompete amortization	153	206
Interest rate swap derivative	—	34

Net operating loss benefit and credit carryforwards	3,431	5,139
Valuation allowance	(3,431)	(5,139)
Accrued losses	161	458
Accrued restructuring costs	—	277
Other - net	49	288

Total deferred tax assets	3,116	5,200

Net deferred tax asset (liability)	$(671)	$678

As reported in the consolidated balance sheets:

	As of May 31,
	2006	2005
	(In thousands)
Current deferred tax assets	$2,831	$4,820
Non-current deferred tax liabilities	3,502	4,142

Net deferred tax asset (liability)	$(671)	$678

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

In connection with a previous acquisition, the Company acquired the tax benefits of federal and state operating losses and credit carryforwards in the amount of $3.6 million, of which $1.8 million was reserved. The utilization of a portion of the loss carryforwards is subject to annual limitations. Any reversal of these original reserves will be allocated to reduce goodwill. In fiscal 2005, none of the operating loss and credit carryforwards were utilized and the future utilization of the operating losses and credit carryforwards became doubtful. Therefore, the remaining balance of these benefits was fully reserved in fiscal 2005. In fiscal 2006, a portion of the operating losses and credit carryforwards which had been previously reserved were utilized. This resulted in the reversal of the related valuation allowance which reduced the current year tax provision by approximately $1.4 million and reduced goodwill by approximately $0.2 million.

The state tax benefit carryovers generated in fiscal 2006 were subject to limitations and their future utilization was doubtful. Therefore, these benefits were fully reserved in fiscal 2006. The loss carryforwards, including loss carryforwards generated prior to the acquisition, expire between 2017 and 2025.

Note 9. Contingencies

Insurance Reserves

The Company maintains insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits, self-insured retentions and insurer viability.

Typically our contracts require us to indemnify our customers for injury, damage or loss arising from the performance of our services and provide for warranties for materials and workmanship. The Company may also be required to name the customer as an additional insured under certain insurance policies up to the limits of insurance available to us or the Company may have to purchase special insurance policies or surety bonds for specific customers. Matrix Service generally requires its subcontractors to indemnify the Company and the Company’s customer plus name the Company as an additional insured for activities arising out of the subcontractors’ presence at the customer’s location. Certain subcontractors also have to provide additional insurance policies, including surety bonds in favor of the Company, to secure the subcontractors work or as required by the subcontract. Matrix Service maintains a performance and payment bonding line of $54.0 million.

There can be no assurance that our insurance and the additional insurance coverage provided by our subcontractors will protect us against a valid claim or loss under the contracts with our customers.

Legion Insurance Dispute

Matrix Service, as plaintiff, is currently in litigation in the Tulsa County District Court in the State of Oklahoma over matters arising out of a workers’ compensation program with a former insurance provider. These matters involve contests over a letter of credit (“LC”) for $2.2 million, a bond for $2.1 million and a deposit of $1.0 million pledged to secure Matrix Service’s obligations under this prior program. As a part of its insurance program with Legion Insurance Company (“Legion”), Legion used an offshore insurance company, Mutual Indemnity (“Mutual”), which was domiciled in Bermuda. Matrix Service purchased preferred stock in Mutual, which then reinsured part of the workers’ compensation exposure that was underwritten by Legion. Matrix Service assumed the first $250,000 of any occurrence involving injury to Matrix Service employees. If there was an occurrence, Legion would process and pay all claims for all Matrix Service employees injured in that occurrence. On a monthly basis, Legion would then be reimbursed by Mutual for the actual claim payments made, up to $250,000 per occurrence. Matrix Service would then reimburse Mutual for the amount of the claims paid by Legion during that month.

Matrix Service funded two escrow accounts, one of which was used to administer individual claims and the other of which acted as a working escrow account to reimburse Mutual. Mutual’s insurance regulators also required Matrix Service to post an LC for $2.2 million and a surety bond in the amount of $2.1 million as security for its potential future claim payment liability.

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

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

Matrix Service is continuing to negotiate with Legion Insurance Company for a settlement of all obligations resulting from workers’ compensation claim payments made on Matrix Service’s behalf by Legion itself, and by the various state guaranty funds that are seeking reimbursement from Legion. Once that obligation has been satisfied, Matrix Service will work with Mutual to dismiss the lawsuit, eliminate Mutual’s rights under the LC and surety bond and return a portion of the cash deposit. Matrix Service cannot predict when a final settlement will be reached due to Legion’s inability to quantify claim payments it made on Matrix Service’s behalf. The Company believes its $2.6 million reserve on this matter is adequate to cover claim settlements with the state guaranty funds and Legion.

All claims that are outstanding with the Legion Liquidator, state guaranty funds and Mutual are claims that originated prior to May 1, 2002, the date on which Matrix Service replaced the Legion insurance program with workers’ compensation insurance provided by “A” rated workers compensation carriers and are reserved by the Company.

Refinery Accident

On November 6, 2005, two employees of the Company were fatally injured in an accident that occurred at a customer jobsite in Delaware City, Delaware. The estates of both employees have filed liability claims against the property owner. These claims have been tendered by the property owner to the Company for defense. The Company believes that it is adequately reserved or insured for this incident and any losses incurred are not expected to be significant.

Unapproved Change Orders and Claims

As of May 31, 2006 and May 31, 2005, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of approximately $3.8 million and $0.2 million, respectively, and claims of approximately $0.5 and $0.4 million, respectively. Amounts disclosed for unapproved change orders and claims exclude amounts associated with contract disputes disclosed in Note 10 – Contract Disputes. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers generally will not pay these amounts to Matrix Service until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

Other

The Company and its subsidiaries are named as defendants in various other legal actions and are vigorously defending against each of them. It is the opinion of management that none of such legal actions will have a material adverse impact on the Company’s financial position, results of operations and liquidity.

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

Note 10. Contract Disputes

	As of May 31, 2006		As of May 31, 2005
	Total Claim	Net Receivable	Total Claim	Net Receivable
	(In thousands)
Contract Dispute I	$—	$—	$27,048	$14,943
Contract Dispute II	16,566	11,298	15,029	11,207
Contract Dispute III	5,758	4,183	6,577	4,183
Contract Dispute IV	2,054	975	2,054	975
Contract Dispute V	3,186	602	—	—
Contract Dispute Reserve	—	(5,390)	—	(10,333)

Total	$27,564	$11,668	$50,708	$20,975

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

At May 31, 2005, the Company’s net receivable in this matter was $14.9 million and was also reserved by the contract dispute reserves discussed below. On December 21, 2005, the Company agreed to settle this dispute for $10.0 million, which was collected in the third quarter of fiscal 2006. No gain or loss was recognized as the amount realized approximated the net receivable balance.

Contract Dispute II

In the fourth quarter of fiscal 2003, a subsidiary of the Company was subcontracted by a general contractor (GC) to erect two Selective Catalytic Reactor (SCR) units for an owner. The Company’s subsidiary had performed all of its obligations to the GC in accordance with the parties’ Subcontractor Agreement, along with significant extra work that the GC directed the Company’s subsidiary to perform in an effort to cure design defects, mis-fabrications and project delays attributable to the GC. The GC refused to sign certain change orders for the additional work performed and alleged that the services and materials provided by the Company were defective and behind schedule. In June 2004, the owner terminated the GC for cause. The owner subsequently retained the subsidiary of the Company to complete the project. The owner refused to pay the subsidiary of the Company the amounts owed by the GC because the owner had previously paid the GC for the work. The Company has subsequently completed work on the SCR units to the satisfaction of the owner.

Under the terms of the owner’s original contract with the GC, the GC provided the owner with an unconditional and irrevocable guarantee of its parent, a non-USA based holding company. Under this guarantee, the parent guaranteed the GC’s performance and payment obligations, including the obligations that the GC owed to the Company and other subcontractors. The Company subsequently filed suit against the GC’s parent pursuant to the contractual parental guarantee but expects the proceedings to be stayed until pending actions related to arbitration between the GC and the Company are resolved. If the proceedings are not successful against the GC, the Company believes it can seek recovery under the parental guarantee.

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

On December 22, 2005, the Company was granted an interim arbitration award of $10.3 million plus interest and fees, including legal fees incurred in connection with the dispute. Under the terms of the arbitration award, the Company was directed to submit itemized statements of its attorney fees and other costs. A final arbitration award of $12.1 million was granted on March 20, 2006. Interest will accrue at approximately $3,000 per day until the award is paid. A court proceeding is underway in which the GC seeks to vacate the award and the Company seeks to confirm it. The Company expects a resolution to occur in calendar 2006.

Contract Dispute III

In fiscal year 2003, two of the Company’s subsidiaries entered into sub-subcontract agreements with another subcontractor (Sub) to provide all necessary supervision, labor, materials and equipment necessary to install a heater foundation on a time and material basis at an owner’s facility. The Sub was previously contracted by the general contractor (GC) on the project, to perform foundation installation, equipment, piping and steel erection, other construction work and construction management. As the project progressed, the Sub opted to increase the Company’s subsidiaries scope of work.

On September 30, 2003, the Sub filed for Chapter 11 bankruptcy protection. At the date of the bankruptcy filing, the Company’s subsidiary had substantially completed all work at the job site. Subsequent to the Sub’s bankruptcy filing, the GC assumed all of the Sub’s obligations that are subject to valid liens associated with the project. The Company’s subsidiary subsequently filed valid construction lien claims totaling $5.8 million against the owner, GC and Sub. These lien claims were consolidated with six other sub-subcontractor lien claims associated with the project and the lien claims have been fully bonded by the GC, although the GC disputes the lien amounts and seeks to have a smaller lien fund fixed. Therefore, the Company is not required to proceed through the Sub’s bankruptcy proceedings to collect on amounts owed. The court has ruled on the standards to be applied in the computation of the “lien fund” that is available to satisfy the liens that have been asserted against the project. Currently, the Company is in dispute with the owner and the GC as to the appropriate calculation of the available lien fund. The court also has scheduled these remaining issues for trial. The Company believes that we have a valid claim and that the value of the lien fund will be established at an amount adequate to fund the associated claim by the Company. The Company expects a full resolution in this matter to occur in fiscal 2007.

Contract Dispute IV

In March 2000, the Company entered into a joint venture partnership agreement (JV) for the construction of a pulp and paper project for an owner, which was completed late in 2000. The services provided by the JV consisted primarily of a labor contract with the owner supplying the engineering and the majority of the materials to be installed. The claim arises out of a contractual dispute in which the Company believes the JV incurred substantial work because the owner’s planning and engineering on the project was not adequate. The owner did not pay amounts owed and claims that the JV was not properly licensed by the Oregon’s Contractors Licensing Board, and therefore not eligible to file a lawsuit under Oregon law. An Oregon state court ruled in favor of the owner regarding the licensing issue and the Company appealed the decision.

The Oregon Court of Appeals ruled that the dispute should be settled in arbitration. The owner then petitioned the Oregon Supreme Court and oral arguments were held on May 8, 2006. The Company expects to have a ruling by the Oregon Supreme Court by the end of calendar 2006.

Contract Dispute V

A subsidiary of the Company performed work from May 2005 to August 2005 under a subcontract with a general contractor (GC). As the project progressed, the Company asserted claims for impacts and delays attributable to the GC’s numerous change orders and project acceleration. As a result, the GC terminated the Company from the project when the project was more than 60% complete. The Company subsequently de-mobilized from the site. The Company believes that it has valid claims for amounts owed and that it is adequately reserved for the dispute.

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

Contract Dispute Reserve

In February 2005, the Board of Directors authorized management to initiate an effort to accelerate the resolution and collection of the amounts owed on the disputed contracts and further limit the costs of litigation to the Company arising out of the various disputes. The action by the Board was taken in connection with the Company’s liquidity situation, restructuring plans and refinancing efforts as of that date. While the Company believes that allowing these disputes to be resolved through the normal course of arbitration or litigation would result in the recovery of amounts equal to or in excess of the previously recorded balances, the Board concluded that addressing the liquidity situation was of utmost importance. Therefore, in an effort to expedite the collection of these balances, the Board authorized management to pursue resolution at amounts below that previously reflected on the balance sheet. As a result of the Company’s initiative, the Company recorded additional reserves of $10.3 million in fiscal 2005.

As of May 31, 2006, the reserve balance is $5.4 million as approximately $4.9 million of the reserve was utilized in the settlement of Contract Dispute I. The Company believes that it is adequately reserved for the disputes and the collection risk of settlements, mediation and arbitration awards. The Company routinely assesses the adequacy of the contract dispute reserve. As additional information becomes available, including settlements and collection of settlements, the Company will evaluate and adjust the reserve if necessary.

Note 11. Commitments

The company is the lessee under operating leases covering real estate, office equipment and vehicles. Future minimum lease payments at May 31, 2006 total $4.2 million and are payable as follows: 2007 - $1.2 million; 2008 - $0.9 million; 2009 - $0.5 million; 2010 - $0.5 million; 2011- $0.3 million and thereafter - $0.8 million. Operating lease expense was $1.4 million, $1.9 million and $2.1 million for the years ended May 31, 2006, 2005 and 2004, respectively. Operating lease expense associated with related party leases was $0.4 million for the year ended May 31, 2006, $0.3 million for the year ended May 31, 2005 and $0.3 million for the year ended May 31, 2004.

Note 12. Earnings per Common Share

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

Antidilutive options for the years ending May 31, 2006, 2005 and 2004 were 358,267, 376,587 and 298,422, respectively. These options were not included in the calculation of diluted earnings per share.

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

The computation of basic and diluted EPS is as follows:

	Fiscal Year Ended May 31,
	2006	2005	2004
	(In thousands, except share and per share data)
Basic EPS:
Net income (loss)	$7,653	$(38,830)	$9,542

Weighted average shares outstanding	19,651,653	17,327,484	16,718,737

Basic EPS	$0.39	$(2.24)	$0.57

Diluted EPS:
Net income (loss)	$7,653	$(38,830)	$9,542
Convertible notes interest expense (net of tax)	1,314	—	—

Adjusted net income (loss)	$8,967	$(38,830)	$9,542

Weighted average shares outstanding - basic	19,651,653	17,327,484	16,718,737
Dilutive stock options	392,982	—	896,760
Dilutive convertible note shares	5,697,041	—	—

Dilutive weighted average shares	25,741,676	17,327,484	17,615,497

Diluted EPS	$0.35	$(2.24)	$0.54

Note 13. Stockholders’ Equity

Stock Options

The Company’s 1990 Incentive Stock Option Plan (the “1990 Plan”), 1991 Incentive Stock Option Plan (the “1991 Plan”), and 2004 Stock Option Plan (the “2004 Plan”) provide incentives for officers and other key employees of the Company. The Company also has a 1995 Nonemployee Directors’ Stock Option Plan (the “1995 Plan”). Under the 1990 Plan, incentive stock options may be granted to the Company’s key employees. Under the 1991 and 2004 Plans, incentive and non-qualified stock options may be granted to the Company’s key employees and non-qualified stock options may be granted to nonemployees who are elected for the first time as directors of the Company after January 1, 1991. Employee options generally become exercisable over a five-year period from the date of the grant. Under the 1995 Plan, non-qualified stock options are granted annually to nonemployee directors and generally become exercisable over a two-year period from the date of the grant. Under each plan, options may be granted with durations of no more than ten years. The option price per share may not be less than the fair market value of the common stock at the time the option is granted. Shareholders have authorized an aggregate of 1,800,000 options, 2,640,000 options, 500,000 options and 1,200,000 options to be granted under the 1990, 1991, 1995 and 2004 Plans, respectively. There are no options available for issuance under both the 1990 and 1991 Plans. There are 67,000 shares and 1,047,242 shares available for issuance under the 1995 and 2004 Plans, respectively.

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

The following summary reflects option transactions for the past three years:

	Shares	Option Price Per Share			Weighted Average Price
Shares under option:
Outstanding at May 31, 2003	1,814,334	$1.813	-	$3.875	$2.502
Granted	487,600	12.195	-	12.195	12.195
Exercised	(1,055,570)	1.813	-	3.875	2.270
Canceled	(1,200)	2.188	-	2.188	2.188

Outstanding at May 31, 2004	1,245,164	1.813	-	12.195	6.494
Granted	419,500	4.080	-	5.850	4.544
Exercised	(211,200)	1.813	-	3.700	2.714
Canceled	(357,500)	2.125	-	12.195	8.691

Outstanding at May 31, 2005	1,095,964	1.875	-	12.195	5.760
Granted	244,000	5.490	-	11.570	8.647
Exercised	(142,364)	1.875	-	4.600	3.040
Canceled	(85,800)	2.125	-	12.195	6.866

Outstanding at May 31, 2006	1,111,800	$2.032	-	$12.195	$6.656

The average grant date fair values of options awarded during 2006, 2005 and 2004 were $5.62, $2.90 and $5.23, respectively. Options exercisable at May 31, 2006, 2005 and 2004 were 506,040, 362,784 and 329,364, respectively. The weighted average exercise prices of exercisable options were $5.41, $4.73 and $2.53 at May 31, 2006, 2005 and 2004, respectively.

The following summarizes information about stock options at May 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.032 - $ 2.594	158,800	3.4	$2.207	158,800	$2.207
3.025 - 3.700	152,300	6.1	3.470	92,500	3.465
4.080 - 5.490	351,100	8.6	4.546	129,700	4.189
8.930 - 12.195	449,600	8.3	10.955	125,040	12.195

$ 2.032 - $ 12.195	1,111,800	7.4	$6.656	506,040	$5.413

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized, none of which was issued or outstanding at May 31, 2006 or 2005.

Preferred Share Purchase Rights

The Company’s Board of Directors authorized and directed a dividend of one preferred share purchase right for each common share outstanding on November 12, 1999 and authorized and directed the issuance of one right per common share for any shares issued after that date. These rights, which expire November 12, 2009, will be exercisable only if a person or group acquires 15 percent or more of the Company’s common stock or announces a tender offer that would result in ownership of 15 percent or more of the common stock. Each right will entitle stockholders to buy one one-hundredth of a share of preferred stock at an exercise price of $40. In addition, the rights enable holders to either acquire additional shares of the Company’s common stock or purchase the stock of an acquiring company at a discount, depending on specific circumstances. The rights may be redeemed by the Company in whole, but not in part, for one cent per right.

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

In connection with the issuance of the convertible notes described under Note 5 – Debt and the private placement of common stock on October 3, 2005, the Company amended related agreements. The amendments render the provisions of the Rights Agreement inapplicable to the investors in the convertible notes and common stock from the equity private placement by exempting them from the definition of “acquiring person” as a result of the purchase of the convertible notes.

Private Placement of Common Stock

On October 3, 2005, the Company completed a private placement of approximately 2.3 million shares of common stock. The common stock was priced at $6.50 per share. The net proceeds from the issuance were approximately $14.9 million. The Company used the proceeds to repay a portion of the outstanding balance on the Company’s revolving line of credit in order to provide additional liquidity for working capital needs.

In connection with the private placement of common stock, on October 3, 2005, the Company entered into a registration rights agreement with the purchasers of the common stock. The registration rights agreement required us to file a registration statement with respect to the resale of the shares of the common stock issued in the private placement. The registration statement was filed with the SEC on October 20, 2005 and was declared effective by the SEC on October 28, 2005. The registration rights agreement also requires the use of our best efforts to keep the registration statement continuously effective until the earlier of (a) the date on which all of the common stock covered by such registration statement has been sold or may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act of 1933, as amended, or (b) the fifth anniversary of the date the registration statement is declared effective by the SEC. If we fail to satisfy our obligations under the registration rights agreement, we will owe the holders of the common stock as partial liquidated damages an amount in cash equal to 1% of the aggregate amount paid for the common stock for each such event, and thereafter on each monthly anniversary of each such event (if the applicable failure shall not have been cured by such date) until the applicable failure is cured.

Stock Dividend

During the second quarter of fiscal 2004, the Company declared a two-for-one stock split payable on November 21, 2003, in the form of a one-for-one stock dividend to stockholders of record on October 31, 2003. All shares, share prices and earnings per share amounts have been restated for all periods presented to reflect the change in the capital structure.

Note 14. Employee Benefit Plan

The Company sponsors a defined contribution 401(k) savings plan (the “Plan”) for all employees meeting length of service requirements. Participants may contribute an amount up to 25% of pretax annual compensation as defined in the Plan, subject to certain limitations in accordance with Section 401(k) of the Internal Revenue Code. The Company matches employee contributions based on an annual calendar year discretionary election. In calendar years 2006, 2005 and 2004, the Company elected to match 50% of the first 6% of employee contributions.

The Company recognized cost relating to the Plan of $1.0 million, $1.0 million and $0.8 million for the years ended May 31, 2006, 2005 and 2004, respectively.

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

Note 15. Other Financial Information

Sales to one customer accounted for approximately 14% of the Company’s consolidated revenues and approximately 27% of Repair and Maintenance Services’ revenues for the year ended May 31, 2006. One customer represented 13% of Construction Services’ revenues and another customer represented 13% of Repair and Maintenance Services’ revenues.

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

Sales to one customer accounted for approximately 32% of the Company’s consolidated revenues for the year ended May 31, 2004 and 45% of Construction Services’ revenues. Two other customers represented 20% and 13% of Repair and Maintenance Services’ revenues, respectively.

Note 16. Segment Information

The Company has two reportable segments, the Construction Services segment and the Repair and Maintenance Services segment.

Our Construction Services segment include turnkey construction, civil construction, structural steel erection, mechanical installation, process piping, electrical and instrumentation, fabrication, vessel and boiler erection, millwrighting, plant modifications, centerline turbine erection, and startup and commissioning. In addition, we offer design, engineering, fabrication and construction of aboveground storage tanks.

The Repair and Maintenance Services segment provides outages and turnarounds, plant maintenance, electrical and instrumentation maintenance, tank inspection, repair and maintenance, industrial cleaning, and American Society of Mechanical Engineers (ASME) code repairs.

Other consists of items related to previously disposed of businesses.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost and there is no intercompany profit or loss on intersegment sales or transfers.

Segment assets consist of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment and goodwill.

Restructuring charges are reflected in the applicable segment. “Other” restructuring, impairment and abandonment charges are allocated to the Construction Services and Repair and Maintenance Services segments based on percentage of revenue.

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

Annual Results of Operations

(In thousands)

	Construction Services	Repair & Maintenance Services	Other	Combined Total
Fiscal Year 2006

Gross revenues	$254,382	$250,832	$—	$505,214
Less: inter-segment revenues	10,657	630	—	11,287

Consolidated revenues	243,725	250,202	—	493,927
Gross profit	20,392	26,687	—	47,079
Operating income	6,561	11,237	(100)	17,698
Income (loss) before income tax expense	2,536	9,158	(100)	11,594
Net income (loss)	2,168	5,547	(62)	7,653
Segment assets	91,079	69,981	27,216	188,276
Capital expenditures	3,945	383	1,286	5,614
Depreciation and amortization expense	2,796	2,902	—	5,698

Fiscal Year 2005

Gross revenues	$215,997	$236,059	$—	$452,056
Less: inter-segment revenues	12,047	871	—	12,918

Consolidated revenues	203,950	235,188	—	439,138
Gross profit	12,178	18,841	—	31,019
Operating income (loss)	(40,786)	2,005	(357)	(39,138)
Income (loss) before income tax expense	(44,052)	(49)	(357)	(44,458)
Net income (loss)	(38,590)	(19)	(221)	(38,830)
Segment assets	92,877	84,215	25,288	202,380
Capital expenditures	251	239	940	1,430
Depreciation and amortization expense	3,470	3,256	—	6,726

Fiscal Year 2004

Gross revenues	$440,299	$178,479	$—	$618,778
Less: inter-segment revenues	10,707	167	—	10,874

Consolidated revenues	429,592	178,312	—	607,904
Gross profit	27,552	18,761	—	46,313
Operating income (loss)	9,957	7,630	(68)	17,519
Income (loss) before income tax expense	8,468	6,813	(68)	15,213
Net income (loss)	5,547	4,035	(40)	9,542
Segment assets	123,752	68,626	23,896	216,274
Capital expenditures	777	1,780	2,118	4,675
Depreciation and amortization expense	3,396	3,012	—	6,408

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

Geographical information is as follows:

	Revenues
	Fiscal Year 2006	Fiscal Year 2005	Fiscal Year 2004
	(In thousands)
Domestic	$478,154	$433,547	$603,424
International	15,773	5,591	4,480

	$493,927	$439,138	$607,904

	Long-Lived Assets
	Fiscal Year 2006	Fiscal Year 2005	Fiscal Year 2004
	(In thousands)
Domestic	$59,134	$61,778	$93,706
International	3,341	3,023	2,867

	$62,475	$64,801	$96,573

Segment revenue from external customers by industry type are as follows:

	Construction Services	Repair & Maintenance Services	Consolidated Total
	(In thousands)
Fiscal Year 2006

Downstream Petroleum Industry	$184,230	$236,175	$420,405
Power Industry	12,553	10,436	22,989
Other Industries (1)	46,942	3,591	50,533

Total	$243,725	$250,202	$493,927

Fiscal Year 2005

Downstream Petroleum Industry	$138,716	$200,639	$339,355
Power Industry	37,225	26,229	63,454
Other Industries (1)	28,009	8,320	36,329

Total	$203,950	235,188	439,138

Fiscal Year 2004

Downstream Petroleum Industry	$117,805	$154,167	$271,972
Power Industry	299,138	14,468	313,606
Other Industries (1)	12,649	9,677	22,326

Total	$429,592	$178,312	$607,904

(1)	Other industries consists primarily of liquefied natural gas, wastewater, food and beverage, manufacturing and paper industries.

Matrix Service Company

Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Fiscal Year 2006

Revenues	$108,996	$126,778	$119,575	$138,578
Gross profit	10,183	12,959	11,665	12,272
Net income	375	2,168	1,771	3,339
Net income per common share:
Basic	0.02	0.11	0.09	0.16
Diluted	0.02	0.10	0.08	0.14

Fiscal Year 2005

Revenues	$84,939	$113,522	$111,447	$129,230
Gross profit	6,714	10,968	5,874	7,463
Net income	(892)	1,293	(35,469)	(3,762)
Net income per common share:
Basic	(0.05)	0.07	(2.05)	(0.22)
Diluted	(0.05)	0.07	(2.05)	(0.22)

The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to changes in the average number of common shares outstanding and rounding.

Fiscal 2006

First quarter gross margins were in line with expectations after considering the benefit of restructuring efforts partially offset by the impact of declining revenues. However, earnings were driven down due to significant interest expense, which resulted from accelerating amortization of debt issuance costs as refinancing was expected to occur by the end of the second quarter of fiscal 2006.

As revenues grew in the second quarter, the Company realized the benefit of absorbing more fixed cost leading to improved gross margins. Earnings were further enhanced by a gain on the sale of two facilities, partially offset by higher interest expense from accelerating amortization of debt issuance costs.

Third quarter margins were consistent with second quarter results after considering a drop in revenues. In contrast, interest expense declined as debt issuance costs related to the previous credit facility were fully amortized by the start of the third quarter of fiscal 2006.

Although fourth quarter revenues improved, margins were diluted due to the inclusion of additional workers’ compensation insurance charges. In addition, a presence of more material intensive projects led to less absorption of fixed costs, specifically payroll related, as man hours declined from the third quarter.

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

Third quarter results were impacted by a $25.0 million impairment of goodwill and a $10.3 million contract dispute reserve. In addition, the Company experienced higher legal, Sarbanes-Oxley and interest costs.

Fourth quarter results were impacted by the inclusion of low margin Repair and Maintenance work and three loss projects, along with restructuring and refinancing efforts that occurred throughout the quarter. Higher expenses for Sarbanes-Oxley compliance and higher interest costs also contributed to the decline, while litigations expenses have declined as preparation work is substantially complete for the contract disputes.

Matrix Service Company

Schedule II – Valuation and Qualifying Accounts

May 31, 2006, 2005 and 2004

(In thousands)

COL A.	COL. B	COL. C ADDITIONS		COL. D		COL E.
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts – Describe	Deductions – Describe		Balance at End of Period
Fiscal Year 2006
Deducted from assets accounts:
Allowance for doubtful accounts	$461	$587	$—	$(858	)(B)	$190
Contract disputes reserve	10,333	—	—	(4,943	)(B)	5,390
Valuation reserve for deferred tax assets	5,139	—	—	(1,708	)(C)	3,431

Total	$15,933	$587	$—	$(7,509)		$9,011

Fiscal Year 2005
Deducted from assets accounts:
Allowance for doubtful accounts	$337	$562	$—	$(438	)(B)	$461
Contract disputes reserve	—	10,333	—	—		10,333
Valuation reserve for deferred tax assets	2,619	2,520	—	—		5,139

Total	$2,956	$13,415	$—	$(438)		$15,933

Fiscal Year 2004
Deducted from assets accounts:
Allowance for doubtful accounts	$900	$400	$—	$(963	)(A)	$337
Valuation reserve for deferred tax assets	2,619	—	—	—		2,619

Total	$3,519	$400	$—	$(963)		$2,956

(A)	Represents $700 reclassified contract disputes and $263 of receivables written off against the allowance for doubtful accounts.
(B)	Receivables written off against allowance for doubtful accounts and contract dispute reserve.
(C)	Represents recognition of operating losses and tax credits previously reserved. Of the reversal, $202 was charged to goodwill, $1,401 reduced the current year tax provision and $105 related to rate adjustments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

At a meeting held on January 3, 2006, the Audit Committee of the Board of Directors of the Company, approved the engagement of Deloitte & Touche LLP as its independent registered public accounting firm for the fiscal year ending May 31, 2006 to replace the firm of Ernst & Young LLP, which was dismissed as the independent registered public accounting firm of the Company, each effective January 6, 2006.

In connection with the audits of the Company’s financial statements for each of the two fiscal years ended May 31, 2005, and in the subsequent interim period preceding their dismissal, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2006. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at May 31, 2006.

Changes in Internal Control Over Financial Reporting

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

As a result of this material weakness, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective, as of May 31, 2005. In fiscal 2006, the Company took the following steps to improve the effectiveness of its disclosure controls:

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

These steps were successfully completed in the fourth quarter of fiscal 2006.

Other than the changes discussed above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended May 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Executive Compensation

On July 31, 2006, the Compensation Committee of the Board of Directors approved fiscal 2006 bonus payments to Michael J. Hall, Chief Executive Officer, and George L. Austin, Chief Financial Officer of $62,500 and $142,535, respectively. Mr. Hall’s award of $62,500 is a discretionary bonus in addition to a previously approved bonus of $125,000 paid during fiscal 2006 in accordance with his employment agreement, which results in a total fiscal 2006 bonus of $187,500. Mr. Austin was awarded a discretionary bonus of $24,575 and a bonus of $117,960 earned under the incentive compensation plan.

The Compensation Committee also approved the Executive Incentive Compensation Plan for fiscal 2007. Under the plan, certain of the Company’s employees, including its executive officers, shall be entitled to earn cash bonus compensation based upon achievement of specified objectives relating to the Company’s performance in fiscal 2007. The CEO and CFO are eligible to receive cash bonuses of up to 75% and 60%, respectively, of their annual salary. The evaluation of the Company’s performance will be based on annual pre-tax operating income.

Compensation of the Board of Directors

On July 31, 2006, the Board of Directors approved changes to the compensation of non-employee directors. The changes do not apply to employee directors as employee directors receive no additional compensation for service on the Board of Directors or any committee thereof. The changes approved by the Board are as follows:

•	the annual retainer for directors will increase from $38,000 to $47,000;

•	the additional annual retainer for the Chairman of the Board of Directors will decrease from $38,000 to a 25% premium above the annual retainer for directors (the premium will be $11,750 in 2007);

•	the additional annual retainer for the Chairman of the Audit Committee will increase from $4,000 to $6,000;

•	the additional annual retainer for the Chairman of the Compensation Committee will increase from $2,000 to $3,000; and

•	the additional annual retainer for the Chairman of the Nominating and Corporate Governance Committee will increase from $2,000 to $3,000.

CEO and Director Succession Plan

The Company is currently performing a search for a new Chief Executive Officer. On July 31, 2006, the Board of Directors upon recommendation of the Nominating and Corporate Governance Committee determined that upon the appointment of a new CEO, Michael J. Hall, the acting CEO and presently a member of the Board of Directors, will succeed I. Edgar (Ed) Hendrix as Chairman of the Board of Directors. Mr. Hendrix will continue to serve as a director and as Chairman of the Audit Committee.

Hugh E. Bradley will retire as a director effective with the 2006 Annual Meeting of Stockholders on October 23, 2006. Mr. Bradley is retiring after serving as a director of the Company since April 1993.

PART III

The information called for by Part III of Form 10-K (consisting of Item 10 – Directors and Executive Officers of the Registrant, Item 11 – Executive Compensation, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 – Certain Relationships and Related Transactions and Item 14 – Principal Accountant Fees and Services), is incorporated by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements of the Company

The following financial statements are filed as a part of this report under “Item 8 – Financial Statements and Supplementary Data”:

Financial Statement Schedules

The following financial statement schedule is filled as a part of this report under “Schedule II” immediately following Quarterly Financial Data (unaudited): Schedule II – Valuation and Qualifying Accounts for the three fiscal years ended May 31, 2006. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

Exhibits

		3.1	Restated Certificate of Incorporation (Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (File No. 333-117077) filed July 1, 2004 (the “S-3 Registration Statement”) is hereby incorporated by reference).

		3.2	Certificate of Amendment of Restated Certificate of Incorporation dated October 31, 2000 (Exhibit 3.3 to the S-3 Registration Statement is hereby incorporated by reference).

		3.3	Certification of Designations, Preferences and Rights of Series B Junior Preferred Stock dated November 12, 1999 (Exhibit 3.2 to the S-3 Registration Statement is hereby incorporated by reference).

		3.4	Bylaws, as amended (Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 33-36081), filed July 26,1990, is hereby incorporated by reference).

		3.5	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock pursuant to Section 151 of the General Corporation Law of the State of Delaware dated May 1, 2005 (Exhibit 3.5 to the Company’s Annual Report on Form 10-K (File No. 1-15461), filed August 17, 2005, is hereby incorporated by reference).

		4.1	Specimen Common Stock Certificate (Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-36081), filed July 26, 1990, is hereby incorporated by reference).

		4.2	Securities Purchase Agreement dated April 22, 2005, including form of Note (Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 1-15461), filed April 25, 2005, is hereby incorporated by reference).

+		10.1	Matrix Service 1990 Incentive Stock Option Plan (Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-56945), as amended, filed June 12, 1990, is hereby incorporated by reference).

+		10.2	Matrix Service 1991 Incentive Stock Option Plan (Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 33-36081), filed July 26, 1990, is hereby incorporated by reference).

+		10.3	Matrix Service 1995 Nonemployee Directors’ Stock Option Plan (Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-2771), filed April 24,1996, is hereby incorporated by reference).

+		10.4	Matrix Service 2004 Stock Option Plan (Exhibit A to the Company’s Proxy Statement for its Special Meeting of Stockholders dated February 16, 2004 (File No. 1-15461), is hereby incorporated by reference).

+	*	10.5	Form of Stock Option Award Agreement (2004 Stock Plan).

+	*	10.6	Form of Stock Option Award Agreement (1995 Directors Plan).

+		10.7	Amendment No. 1 to the Matrix Service 1995 Nonemployee Directors’ Stock Option Plan (Exhibit B to the Company’s 2005 Proxy Statement filed on September 16, 2005, is hereby incorporated by reference herein).

		10.8	Amended and Restated Stock Purchase Agreement and Conversion to Asset Purchase Agreement, dated August 31, 1999, by and among Matrix Service and Caldwell Tanks, Inc. (Exhibit 99.1 to the Company’s current report on Form 8-K (File No. 0-18716), filed September 13, 1999, is hereby incorporated by reference).

		10.9	Rights Agreement (including a form of Certificate of Designation of Series B Junior Participating Preferred Stock as Exhibit A thereto, a form of Rights Certificate as Exhibit B thereto and a summary of Rights to Purchase Preferred Stock as Exhibit C thereto) dated November 2, 1999, (Exhibit 1 to the Company’s current report on Form 8-K (File No. 0-18716), filed November 9, 1999, is hereby incorporated by reference).

		10.10	Amendment No. 1 to Rights Agreement effective April 21, 2005 (Exhibit 10.4 to the Company’s current report on Form 8-K (File No. 1-15461), filed April 25, 2005, is hereby incorporated by reference).

	10.11	Equity Interests Purchase Agreement dated as of March 7, 2003 by and among Hake Acquisition Corp., Matrix Service Company, and the Holders of the Equity Interests of The Hake Group of Companies (Exhibit 99.1 to the Company’s current report on Form 8-K (File No. 1-15461), filed March 24, 2003, is hereby incorporated by reference).

	10.12	Amended and Restated Credit Agreement dated as of December 20, 2005, among the Company, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Securities Inc. as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed on December 27, 2005, is hereby incorporated by reference).

	10.13	Securities Purchase Agreement dated October 3, 2005 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed (File No. 1-15461), filed on October 4, 2005, is hereby incorporated by reference).

	10.14	Registration Rights Agreement dated October 3, 2005 (Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed on October 4, 2005, is hereby incorporated by reference).

	10.15	Amendment No. 2 to Rights Agreement effective as of October 3, 2005 (Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed on October 4, 2005, is hereby incorporated by reference).

	10.16	Side Letter dated October 3, 2005 (Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-15461) filed on October 4, 2005, is hereby incorporated by reference).

	10.17	Subordination Agreement dated as of April 22, 2005 (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 25, 2005 (File No. 1-15461), is hereby incorporated by reference).

	10.18	Registration Rights Agreement dated as of April 22, 2005 (Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 25, 2005 (File No. 1-15461), is hereby incorporated by reference).

+	10.19	Chief Operating Officer Severance Agreement effective October 1, 2004 between the Company and James P. Ryan (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2004 (File No. 1-15461), is hereby incorporated by reference).

+	10.20	Chief Financial Officer Severance Agreement effective June 1, 2004 between the Company and George L. Austin (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated October 7, 2004 (File No. 1-15461), is hereby incorporated by reference).

+	10.21	Employment Agreement between the Company and Michael J. Hall dated April 25, 2005 (Exhibit 10.2 to the Company’s Current Report on Form 8-K/A dated April 26, 2005 (File No. 1-15461), is hereby incorporated by reference).

+	10.22	Chief Executive Officer Severance Agreement between the Company and Bradley S. Vetal (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated October 7, 2004 (File No. 1-15461), is hereby incorporated by reference).

+	10.23	Separation Agreement between the Company and Bradley S. Vetal (Exhibit 10.3 to the Company’s Current Report on Form 8-K/A dated April 26, 2005 (File No. 1-15461), is hereby incorporated by reference).

+	10.24	Form of Retention Agreement (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2005 (File No. 1-15461), is hereby incorporated by reference).

	10.25	Lump Sum Turnkey Agreement dated May 6, 2005 among the Company, Diamond LNG LLC and Bechtel Corporation (Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 17, 2005 is hereby incorporated by reference).

*	21	Subsidiaries of Matrix Service.

*	23.1	Consent of Independent Registered Pubic Accounting Firm – Deloitte & Touche LLP.

*	23.2	Consent of Independent Registered Pubic Accounting Firm – Ernst & Young LLP.

*	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

*	31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

*	32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

*	32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

*	Filed herewith.
+	Management Contract or Compensatory Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Matrix Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrix Service Company

Date: August 4, 2006

Michael J. Hall, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
Michael J. Hall	Michael J. Hall President Chief Executive Officer and Director (Principal Executive Officer)	August 4, 2006

George L. Austin	George L. Austin Chief Financial Officer (Principal Financial and Accounting Officer)	August 4, 2006

I. Edgar Hendrix	Chairman of the Board of Directors	August 4, 2006

Hugh E. Bradley	Director	August 4, 2006

Paul K. Lackey	Director	August 4, 2006

Tom E. Maxwell	Director	August 4, 2006

David E. Tippeconnic	Director	August 4, 2006

Index to Exhibits

		3.1	Restated Certificate of Incorporation (Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (File No. 333-117077) filed July 1, 2004 (the “S-3 Registration Statement”) is hereby incorporated by reference).

		3.2	Certificate of Amendment of Restated Certificate of Incorporation dated October 31, 2000 (Exhibit 3.3 to the S-3 Registration Statement is hereby incorporated by reference).

		3.3	Certification of Designations, Preferences and Rights of Series B Junior Preferred Stock dated November 12, 1999 (Exhibit 3.2 to the S-3 Registration Statement is hereby incorporated by reference).

		3.4	Bylaws, as amended (Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 33-36081), filed July 26,1990, is hereby incorporated by reference).

		3.5	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock pursuant to Section 151 of the General Corporation Law of the State of Delaware dated May 1, 2005 (Exhibit 3.5 to the Company’s Annual Report on Form 10-K (File No. 1-15461), filed August 17, 2005, is hereby incorporated by reference).

		4.1	Specimen Common Stock Certificate (Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-36081), filed July 26, 1990, is hereby incorporated by reference).

		4.2	Securities Purchase Agreement dated April 22, 2005, including form of Note (Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 1-15461), filed April 25, 2005, is hereby incorporated by reference).

+		10.1	Matrix Service 1990 Incentive Stock Option Plan (Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-56945), as amended, filed June 12, 1990, is hereby incorporated by reference).

+		10.2	Matrix Service 1991 Incentive Stock Option Plan (Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 33-36081), filed July 26, 1990, is hereby incorporated by reference).

+		10.3	Matrix Service 1995 Nonemployee Directors’ Stock Option Plan (Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-2771), filed April 24,1996, is hereby incorporated by reference).

+		10.4	Matrix Service 2004 Stock Option Plan (Exhibit A to the Company’s Proxy Statement for its Special Meeting of Stockholders dated February 16, 2004 (File No. 1-15461), is hereby incorporated by reference).

+	*	10.5	Form of Stock Option Award Agreement (2004 Stock Plan).

+	*	10.6	Form of Stock Option Award Agreement (1995 Directors Plan).

+		10.7	Amendment No. 1 to the Matrix Service 1995 Nonemployee Directors’ Stock Option Plan (Exhibit B to the Company’s 2005 Proxy Statement filed on September 16, 2005, is hereby incorporated by reference herein).

		10.8	Amended and Restated Stock Purchase Agreement and Conversion to Asset Purchase Agreement, dated August 31, 1999, by and among Matrix Service and Caldwell Tanks, Inc. (Exhibit 99.1 to the Company’s current report on Form 8-K (File No. 0-18716), filed September 13, 1999, is hereby incorporated by reference).

		10.9	Rights Agreement (including a form of Certificate of Designation of Series B Junior Participating Preferred Stock as Exhibit A thereto, a form of Rights Certificate as Exhibit B thereto and a summary of Rights to Purchase Preferred Stock as Exhibit C thereto) dated November 2, 1999, (Exhibit 1 to the Company’s current report on Form 8-K (File No. 0-18716), filed November 9, 1999, is hereby incorporated by reference).

		10.10	Amendment No. 1 to Rights Agreement effective April 21, 2005 (Exhibit 10.4 to the Company’s current report on Form 8-K (File No. 1-15461), filed April 25, 2005, is hereby incorporated by reference).

	10.11	Equity Interests Purchase Agreement dated as of March 7, 2003 by and among Hake Acquisition Corp., Matrix Service Company, and the Holders of the Equity Interests of The Hake Group of Companies (Exhibit 99.1 to the Company’s current report on Form 8-K (File No. 1-15461), filed March 24, 2003, is hereby incorporated by reference).

	10.12	Amended and Restated Credit Agreement dated as of December 20, 2005, among the Company, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Securities Inc. as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed on December 27, 2005, is hereby incorporated by reference).

	10.13	Securities Purchase Agreement dated October 3, 2005 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed (File No. 1-15461), filed on October 4, 2005, is hereby incorporated by reference).

	10.14	Registration Rights Agreement dated October 3, 2005 (Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed on October 4, 2005, is hereby incorporated by reference).

	10.15	Amendment No. 2 to Rights Agreement effective as of October 3, 2005 (Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed on October 4, 2005, is hereby incorporated by reference).

	10.16	Side Letter dated October 3, 2005 (Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-15461) filed on October 4, 2005, is hereby incorporated by reference).

	10.17	Subordination Agreement dated as of April 22, 2005 (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 25, 2005 (File No. 1-15461), is hereby incorporated by reference).

	10.18	Registration Rights Agreement dated as of April 22, 2005 (Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 25, 2005 (File No. 1-15461), is hereby incorporated by reference).

+	10.19	Chief Operating Officer Severance Agreement effective October 1, 2004 between the Company and James P. Ryan (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 16, 2004 (File No. 1-15461), is hereby incorporated by reference).

+	10.20	Chief Financial Officer Severance Agreement effective June 1, 2004 between the Company and George L. Austin (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated October 7, 2004 (File No. 1-15461), is hereby incorporated by reference).

+	10.21	Employment Agreement between the Company and Michael J. Hall dated April 25, 2005 (Exhibit 10.2 to the Company’s Current Report on Form 8-K/A dated April 26, 2005 (File No. 1-15461), is hereby incorporated by reference).

+	10.22	Chief Executive Officer Severance Agreement between the Company and Bradley S. Vetal (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated October 7, 2004 (File No. 1-15461), is hereby incorporated by reference).

+	10.23	Separation Agreement between the Company and Bradley S. Vetal (Exhibit 10.3 to the Company’s Current Report on Form 8-K/A dated April 26, 2005 (File No. 1-15461), is hereby incorporated by reference).

+	10.24	Form of Retention Agreement (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2005 (File No. 1-15461), is hereby incorporated by reference).

	10.25	Lump Sum Turnkey Agreement dated May 6, 2005 among the Company, Diamond LNG LLC and Bechtel Corporation (Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 17, 2005 is hereby incorporated by reference).

*	21	Subsidiaries of Matrix Service.

*	23.1	Consent of Independent Registered Pubic Accounting Firm – Deloitte & Touche LLP.

*	23.2	Consent of Independent Registered Pubic Accounting Firm – Ernst & Young LLP.

*	31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

*	31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

*	32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

*	32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

*	Filed herewith.
+	Management Contract or Compensatory Plan.