Form 10-Q
period 2006-08-31
MATRIX SERVICE CO
filed 2006-10-05
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2006

or

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

As of October 1, 2006, there were 24,686,782 shares of the Company’s common stock, $0.01 par value per share, issued and 22,992,396 shares outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

Matrix Service Company

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended
	August 31, 2006	August 31, 2005
	(unaudited)
Revenues	$126,859	$108,996
Cost of revenues	113,552	98,813

Gross profit	13,307	10,183
Selling, general and administrative expenses	7,684	7,207
Restructuring	—	322

Operating income	5,623	2,654

Other income (expense):
Interest expense	(746)	(2,777)
Interest income	29	7
Other	104	730

Income before income taxes	5,010	614
Provision for federal, state and foreign income taxes	2,002	239

Net income	$3,008	$375

Basic earnings per common share	$0.14	$0.02
Diluted earnings per common share	$0.12	$0.02

Weighted average common shares outstanding:
Basic	21,508,972	17,429,834
Diluted	26,547,276	17,654,336

See accompanying notes.

Matrix Service Company

Consolidated Balance Sheets

(In thousands)

	August 31, 2006	May 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,395	$8,585
Accounts receivable, less allowances (August 31, 2006 - $223 and May 31, 2006 - $190)	56,050	64,061
Contract dispute receivables, net	11,684	11,668
Costs and estimated earnings in excess of billings on uncompleted contracts	34,564	24,538
Inventories	5,374	4,738
Income tax receivable	—	104
Deferred income taxes	2,850	2,831
Prepaid expenses	5,342	5,581
Assets held for sale	809	809

Total current assets	121,068	122,915

Property, plant and equipment at cost:
Land and buildings	23,176	23,100
Construction equipment	33,153	31,081
Transportation equipment	11,738	10,921
Furniture and fixtures	8,707	8,658
Construction in progress	1,966	2,392

	78,740	76,152
Accumulated depreciation	(39,632)	(38,712)

	39,108	37,440

Goodwill	23,434	23,442

Other assets	5,729	4,479

Total assets	$189,339	$188,276

See accompanying notes.

Matrix Service Company

Consolidated Balance Sheets

(In thousands, except share data)

	August 31, 2006	May 31, 2006
	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$40,929	$47,123
Billings on uncompleted contracts in excess of costs and estimated earnings	18,012	12,078
Income tax payable	1,885	—
Accrued insurance	6,423	6,408
Other accrued expenses	9,464	12,436
Current capital lease obligation	444	406
Current portion of acquisition payable	1,831	1,808

Total current liabilities	78,988	80,259

Long-term acquisition payable	2,611	2,578
Long-term capital lease obligation	512	538
Deferred income taxes	3,342	3,502
Convertible notes	15,000	25,000

Stockholders’ equity:
Common stock - $.01 par value; 30,000,000 shares authorized; 24,686,782 and 22,595,243 shares issued as of August 31, 2006 and May 31, 2006	247	226
Additional paid-in capital	85,259	75,855
Retained earnings	7,305	4,316
Accumulated other comprehensive income	789	814

	93,600	81,211
Less: Treasury stock, at cost – 1,696,386 and 1,731,386 shares as of August 31, 2006 and May 31, 2006	(4,714)	(4,812)

Total stockholders’ equity	88,886	76,399

Total liabilities and stockholders’ equity	$189,339	$188,276

See accompanying notes.

Matrix Service Company

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	August 31, 2006	August 31, 2005
	(unaudited)
Operating activities:

Net income	$3,008	$375
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	1,458	1,447
Deferred income tax	(179)	(97)
Gain on sale of property, plant and equipment	(97)	(720)
Allowance for uncollectible accounts	43	82
Stock-based compensation expense	180	—
Accretion on acquisition payable	56	76
Amortization of debt issuance costs	175	1,094
Amortization of prepaid interest	379	525
Changes in operating assets and liabilities increasing (decreasing) cash
Receivables	7,952	12,352
Costs and estimated earnings in excess of billings on uncompleted contracts	(10,026)	(66)
Inventories	(636)	228
Prepaid expenses and other assets	(2,450)	140
Accounts payable	(5,897)	(3,513)
Billings on uncompleted contracts in excess of costs and estimated earnings	5,934	(471)
Accrued expenses	(2,957)	(5,806)
Income tax receivable/payable	1,989	1,157
Other	—	(6)

Net cash provided (used) by operating activities	(1,068)	6,797

Investing activities:

Acquisition of property, plant and equipment	(3,305)	(939)
Proceeds from asset sales	115	2,163

Net cash provided (used) by investing activities	$(3,190)	$1,224

Matrix Service Company

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Three Months Ended
	August 31, 2006	August 31, 2005
	(unaudited)
Financing activities:
Issuance of common stock	$84	$12
Advances under bank credit facility	28,105	40,027
Repayments of bank credit facility	(28,105)	(48,741)
Capital lease payments	(122)	(10)
Capital lease borrowings	—	181
Tax benefit of exercised stock options	120	—

Net cash provided (used) by financing activities	82	(8,531)

Effect of exchange rate changes on cash	(14)	131

Net decrease in cash and cash equivalents	(4,190)	(379)
Cash and cash equivalents, beginning of period	8,585	1,496

Cash and cash equivalents, end of period	$4,395	$1,117

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes	$75	$(810)

Interest	$170	$962

Non-cash investing and financing activities:
Equipment acquired through capital leases	$135	$—

Purchases of property, plant and equipment on account	$414	$—

Conversion of convertible notes	$10,000	$500

See accompanying notes.

Matrix Service Company

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Total
					Translation	Derivative
Balances, May 31, 2006	$226	$75,855	$4,316	$(4,812)	$814	$—	$76,399
Net income	—	—	3,008	—	—	—	3,008
Other comprehensive income
Translation adjustment	—	—	—	—	(25)	—	(25)

Comprehensive income							2,983
Conversion of convertible notes (2,091,539 shares)	21	9,099	—	—	—	—	9,120
Exercise of stock options (35,000 shares)	—	5	(19)	98	—	—	84
Stock based compensation expense	—	180	—	—	—	—	180
Tax effect of exercised stock options	—	120	—	—	—	—	120

Balances, August 31, 2006	$247	$85,259	$7,305	$(4,714)	$789	$—	$88,886

Balances, May 31, 2005	$193	$56,322	$(3,307)	$(5,201)	$44	$(66)	$47,985
Net income	—	—	375	—	—	—	375
Other comprehensive income
Translation adjustment	—	—	—	—	304	—	304
Derivative activity	—	—	—	—	—	19	19

Comprehensive income							698
Conversion of convertible notes (95,854 shares)	1	418	—	—	—	—	419
Exercise of stock options (4,900 shares)	—	1	(2)	13	—	—	12
Tax effect of exercised stock options	—	5	—	—	—	—	5

Balances, August 31, 2005	$194	$56,746	$(2,934)	$(5,188)	$348	$(47)	$49,119

See accompanying notes.

Matrix Service Company

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

The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2006, included in the Company’s Annual Report on Form 10-K for the year then ended. Matrix Service’s business is cyclical due to the scope and timing of projects released by its customer base. In addition, Matrix Service generates a significant portion of its revenues under a comparatively few major contracts which often do not commence or terminate in the same period from one year to the next. Accordingly, results for any interim period may not necessarily be indicative of future operating results.

Note 2 – Stock Based Compensation

Accounting for Stock Based Compensation

Prior to June 1, 2006, the Company accounted for stock options granted under its stock-based compensation plans (“Plans”) pursuant to the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Compensation cost for stock options was not recognized in the Consolidated Statement of Operations for the three months ended August 31, 2005, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Effective June 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective method. Under this method, compensation cost recognized in the first quarter of fiscal 2007 includes compensation cost for all share-based awards granted through May 31, 2006 for which the requisite service period had not been completed as of May 31, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. Results for prior periods have not been restated. Total stock-based compensation expense for the first quarter of fiscal 2007 was $0.2 million. Measured but unrecognized stock-based compensation expense at August 31, 2006 was $2.0 million, which is expected to be recognized as expense over a weighted average period of 2.17 years.

As a result of adopting SFAS No. 123(R), the Company’s net income for the quarter ending August 31, 2006 was $0.2 million lower than if the Company had continued to account for share-based compensation under APB No. 25. Basic earnings per share were $0.01 per share lower due to implementation of SFAS No. 123(R).

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The following table illustrates the pro forma effect on net income and earnings per share for the quarter ended August 31, 2005 as if the Company had applied the fair value provisions of SFAS No. 123:

Three months ended August 31, 2005
(In thousands, except per share amounts)
Net income as reported	$375
Pro forma compensation expense from stock options	117

Pro forma net income	$258

Earnings per common share as reported:
Basic	$0.02
Diluted	$0.02
Pro forma earnings per common share
Basic	$0.01
Diluted	$0.01

Plan Information

The Company’s 1990 Incentive Stock Option Plan (the “1990 Plan”), 1991 Incentive Stock Option Plan (the “1991 Plan”), and 2004 Stock Option Plan (the “2004 Plan”) provide incentives for officers and other key employees of the Company. The Company also has a 1995 Nonemployee Directors’ Stock Option Plan (the “1995 Plan”). Under the 2004 Plan, incentive and non-qualified stock options may be granted to the Company’s key employees and non-qualified stock options may be granted to nonemployees who are elected for the first time as directors of the Company after January 1, 1991. Shareholders have authorized an aggregate of 1,800,000 options, 2,640,000 options, 500,000 options and 1,200,000 options to be granted under the 1990, 1991, 1995 and 2004 Plans, respectively. At August 31, 2006, there were 67,000 options and 1,047,242 options available for grant under the 1995 and 2004 Plans, respectively. There were no options available for grant under either the 1990 or 1991 Plans.

Stock Options

Stock options are valued at the date of award and compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period. Employee stock options normally vest annually, in equal increments, over a five-year period beginning one year after the grant date. Options granted to non-employee directors normally vest annually, in equal installments, over a two-year period beginning one year after the grant date. Under all stock option plans, options cannot be granted for periods in excess of ten years. The option price per share may not be less than the fair market value of the common stock at the time the option is granted. The Company’s policy is to issue shares upon the exercise of stock options from its treasury shares, if available.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The following summary reflects stock option activity and related information for the quarter ended August 31, 2006:

Stock Options	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
			(In thousands)
Outstanding at May 31, 2006	1,111,800	$6.66
Granted	—	$—
Exercised	(35,000)	$2.41	$347

Cancelled	(7,200)	$6.69

Outstanding at August 31, 2006	1,069,600	$6.80	$6,835

Exercisable at August 31, 2006	479,040	$5.63	$3,622

The Company uses the Black-Sholes option pricing model to estimate grant date fair value for each stock option granted. Expected volatility is based on the historic volatility of the Company’s stock. The risk-free rate is based on the applicable U.S. Treasury Note rate. The expected life of the option is based on historical and expected future exercise behavior.

The fair value of shares which became fully vested during the three months ended August 31, 2006 was less than $0.1 million.

The following summary provides additional information about stock options that are outstanding and exercisable at August 31, 2006:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
			(Years)			(Years)
$ 1.81 - $ 2.59	132,000	$2.23	3.2	132,000	$2.23	3.2
2.88 - 3.70	142,700	3.49	5.8	85,300	3.49	5.8
3.81 - 5.85	348,500	4.54	8.4	136,700	4.26	8.5
8.93 - 12.20	446,400	10.96	8.0	125,040	12.20	7.1

$ 1.81 - $ 12.20	1,069,600	$6.80	7.3	479,040	$5.63	6.2

Note 3 – Restructuring and Management Plans

On March 28, 2005, the Company initiated a restructuring program focused on reducing its cost structure, improving operating results, and improving liquidity. The Company refocused on its core strengths and eliminated unprofitable and marginal work in under-performing areas. As a result of this effort, the Company identified certain assets for disposition including selected transportation and rigging assets, the aluminum floating roof business as well as excess facilities and/or land in Tulsa, Oklahoma; Orange, California; and Holmes, Pennsylvania. The details of asset dispositions are further discussed in Note 4. Matrix Service also ceased work on a number of large routine maintenance contracts that were utilizing valuable resources while providing minimal returns. The Company has substantially completed its restructuring program including the issuance of convertible notes (discussed in Note 5), completion of a private placement of common stock (discussed in Note 6) and refinancing of its senior credit facility (discussed in Note 5).

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Restructuring activities other than asset sales and debt refinancing of the Company consist of the following:

	Employee Severance Benefits	Consulting Fees	Other Costs	Total
	(In thousands)
Liability balance at May 31, 2006	$—	$—	$559	$559
Charge to income	—	—	—	—
Payments	—	—	(14)	(14)

Liability balance at August 31, 2006	$—	$—	$545	$545

Liability balance at May 31, 2005	$892	$425	$542	$1,859
Charge to income	65	257	—	322
Payments	(580)	(257)	(60)	(897)

Liability balance at August 31, 2005	$377	$425	$482	$1,284

During the first quarter of fiscal 2007, the Company made payments of less than $0.1 million. These payments relate primarily to environmental monitoring costs incurred in connection with a business previously disposed.

During the first quarter of fiscal 2006, the Company charged $0.3 million of restructuring related costs against earnings. These restructuring charges were primarily related to additional professional fees incurred in connection with the restructuring activities and additional employee severance and benefit costs. These restructuring charges are reflected in the applicable segment in Note 13. “Other” restructuring charges are allocated based on percentage of revenue. Payments of $0.9 million were made during the three months ended August 31, 2005.

Restructuring liabilities are included in other accrued expenses in the Company’s Consolidated Balance Sheets.

Note 4 – Property Sales and Assets Held for Sale

As part of the Company’s restructuring efforts discussed in Note 3, certain assets have been sold or identified for sale.

Asset Sales

In the first quarter of fiscal 2006, the Company sold a fabrication facility in Tulsa, Oklahoma which was no longer being utilized, for $0.7 million, which was equal to the book value of the asset. The asset was previously classified as held for sale.

In addition, in the first quarter of fiscal 2006 the Company sold excess construction equipment for net proceeds of $1.7 million, including $0.2 million for services to be provided in the future. The sale resulted in a gain of approximately $0.6 million. These services were substantially complete at August 31, 2006.

In the second quarter of fiscal 2006, the Company sold a fabrication facility and land in Holmes, Pennsylvania for $0.7 million. The asset was previously classified as held for sale and the sale resulted in a gain of approximately $0.4 million.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Also, in the second quarter of fiscal 2006, the Company completed the sale of its Bethlehem, Pennsylvania fabrication facility for $3.5 million, $0.5 million of which was in the form of a promissory note which bears interest at 12% per annum. Principal and interest on the note is payable in equal monthly installments over 60 months beginning in January 2006. The Company may also earn an additional $0.2 million based upon the earnings of the buyer. In the event the buyer chooses to prepay the remaining deferred obligation, which the buyer may do at any time without penalty, the additional earnout opportunity would be eliminated. The sale consisted of assets of $4.1 million, including goodwill of $1.5 million, liabilities of $1.0 million and resulted in a gain of $0.4 million.

In the third quarter of fiscal 2006, the Company sold and subsequently leased-back its corporate facility. The net proceeds from the sale were $0.7 million. No gain or loss was recognized on the sale, as the facility was previously impaired $0.1 million in the second quarter of fiscal 2006 to adjust the carrying value of the facility to the estimated sale proceeds.

Assets Held for Sale

In fiscal 2005, the Company identified various assets as available for sale under the current business plan. Certain of these assets were sold in fiscal 2006, as discussed above. The Company still holds excess land located in Orange, California, for which a sale is pending. The carrying value of the excess land at August 31, 2006 was $0.8 million, which approximates the expected net proceeds from the pending sale. The land is classified as a current asset held for sale in the Consolidated Balance Sheets and is reflected in the Company’s “Other” segment in Note 13.

Note 5 – Debt

Debt consisted of the following:

	August 31, 2006	May 31, 2006
	(In thousands)
Debt outstanding:
Senior credit facility - revolver	$—	$—
Convertible notes	15,000	25,000

Total debt	$15,000	$25,000

Senior Credit Facility

The Company’s Amended and Restated Credit Agreement (Credit Agreement) provides for a $40 million revolving credit facility. The revolving credit facility may be used for working capital, issuance of letters of credit or other lawful corporate purposes. Availability under the revolving facility is governed by a borrowing base equal to 80% of outstanding accounts receivable less certain exclusions as defined in the Credit Agreement and is further reduced by outstanding letters of credit. On August 31, 2006, availability under the revolving credit facility was $23.4 million, which represents amounts available under the borrowing base of $34.5 million less outstanding letters of credit of $11.1 million. The terms and conditions of the Credit Agreement include customary affirmative and negative covenants, with which the Company was in compliance at August 31, 2006.

At the Company’s option, amounts borrowed under the revolving credit facility will bear interest at LIBOR or an alternate base rate, plus in each case an additional margin based on the Senior Leverage Ratio. The alternate base rate is the greater of the prime rate or the fed funds effective rate plus 0.5%. The additional margin ranges from 0.75% to 2.00% on alternate base rate borrowings and from 2.25% to 3.50% on LIBOR-based borrowings. Based upon the terms of the Credit Agreement, the Company may currently borrow in the lowest interest rate tier, resulting in LIBOR and alternative base rate margins of 2.25% and 0.75%, respectively.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

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

Convertible Debt

In connection with the private placement of $30 million of five-year convertible notes, on April 25, 2005, we entered into a registration rights agreement with the investors in the convertible notes. The registration rights agreement requires us to use our best efforts to keep our registration statement, covering the resale of the shares of our common stock issuable upon conversion of the convertible notes, continuously effective until the earlier of (a) the date on which all of our common stock covered by such registration statement has been sold or may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act of 1933, as amended, or (b) the fifth anniversary of the closing date. If we fail to satisfy our obligations under the registration rights agreement, we will owe the holders of the convertible notes as partial liquidated damages an amount in cash equal to 1% of the aggregate amount paid for the convertible notes for each such event, and thereafter on each monthly anniversary of each such event (if the applicable failure shall not have been cured by such date) until the applicable failure is cured, we will owe the note holders an amount in cash equal to an additional 1% of the aggregate amount paid for the convertible notes.

The convertible notes were issued under a securities purchase agreement among the Company and certain investors, and bear interest at a rate of 7% per year. Beginning on June 30, 2007, the convertible notes will bear interest at a rate of 5% per year if certain conditions defined in the registration rights agreement are met. The notes are convertible into shares of the Company’s common stock at an initial conversion price of $4.69 per share, subject to adjustment for stock dividends, stock splits or other matters as provided for in the securities purchase agreement. An initial interest pre-payment of $4.2 million was made on April 25, 2005 for the period to and including April 25, 2007. Prepaid interest of $0.7 million is included in prepaid assets at August 31, 2006. Interest is payable in arrears on each March 31, June 30, September 30 and December 31, beginning on June 30, 2007, through the date of maturity.

The securities purchase agreement requires us to maintain certain financial ratios. It also limits the amount of senior obligations permitted under the senior credit facility or the refinancing or replacement thereof, including new and replacement letters of credit, to $90 million; limits capital lease obligations to $12.5 million, limits operating leases to $15 million, limits purchase money financing to $1 million and limits debt under the Company’s performance and bonding line to $150 million. The Company is currently in compliance with all terms and covenants of the securities purchase agreement.

In fiscal 2006, $5.0 million of the convertible notes were converted by note holders into 1,002,275 shares of the Company’s Common Stock and on August 3, 2006, an additional $10.0 million of the convertible notes were converted into 2,091,539 shares. As of August 31, 2006, $15.0 million of the convertible notes remained outstanding.

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

Note 7 – Acquisition Payable

As part an acquisition in fiscal 2003, the Company entered into an acquisition payable for a portion of the purchase price. The acquisition payable is recorded at $4.4 million at August 31, 2006 and is accreted for the change in its present value each period utilizing a 5.1% effective interest rate. Payments related to the acquisition payable are due annually on March 7, with $1.9 million and $2.8 million due in 2007 and 2008, respectively.

Pursuant to the purchase agreement, the former shareholders of the acquired entity agreed, jointly and severally, to indemnify Matrix Service for damages it suffers due to breaches of representations and warranties made by the shareholders with respect to, among other things, its employee benefit plans, the ownership, use and condition of its assets and the performance by the acquired company of its contractual obligations and its obligations under applicable laws, including employment and environmental laws. As to these matters, Matrix Service may recover its damages only if its claims for damages are made by March 7, 2008, the amount of damages claimed as to any single event exceeds a de minimus amount of $10,000, and only after the aggregate amount of all such claims excluding de minimus claims exceeds $250,000. In order to better assure the payment to Matrix Service of any claims by it for indemnity, $10.0 million of the purchase price was withheld in the form of a deferred purchase price payable to the former shareholders or their designee. Upon final determination that a claim for indemnity is proper, the amount of the claim can be deducted by Matrix Service from the deferred payments of the purchase price. Since the purchase date on March 7, 2003, claims have not exceeded $250,000, and thus no adjustment to the deferred purchase price has been made related to these provisions as of August 31, 2006.

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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Note 9 – Contract Disputes

	As of August 31, 2006		As of May 31, 2006
	Total Claim	Net Receivable	Total Claim	Net Receivable
		(In thousands)
Contract Dispute I	$—	$—	$—	$—
Contract Dispute II	16,924	11,298	16,566	11,298
Contract Dispute III	5,758	4,199	5,758	4,183
Contract Dispute IV	2,054	975	2,054	975
Contract Dispute V	3,186	602	3,186	602
Contract Dispute Reserve	—	(5,390)	—	(5,390)

Total	$27,922	$11,684	$27,564	$11,668

Contract Dispute I - Settled

On December 21, 2005, the Company agreed to settle a previous contract dispute for $10.0 million, which was collected in the third quarter of fiscal 2006. No gain or loss was recognized as the amount of the settlement approximated the net receivable balance.

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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

On September 30, 2003, the Sub filed for Chapter 11 bankruptcy protection. At the date of the bankruptcy filing, the Company’s subsidiaries had substantially completed all work at the job site. Subsequent to the Sub’s bankruptcy filing, the GC assumed all of the Sub’s obligations that are subject to valid liens associated with the project. The Company’s subsidiaries subsequently filed valid construction lien claims totaling approximately $5.8 million against the owner, GC and Sub. These lien claims have been fully bonded by the GC, although the GC disputes the lien amounts and seeks to have a smaller lien fund fixed. Therefore, the Company is not required to proceed through the Sub’s bankruptcy proceedings to collect amounts owed. The Court has ruled on the standards to be applied in the computation of the “lien fund” that is available to satisfy the liens that have been asserted against the project. Currently, the Company is in dispute with the owner and the GC as to the appropriate calculation of the available lien fund. Court-ordered mediation has to date been unsuccessful in enabling the parties to reach a settlement. The Company believes that it has a valid claim and that the value of the lien fund will be established at an amount adequate to fund the associated claim by the Company. The Company expects a full resolution of this matter to occur within fiscal 2007.

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

The Oregon Court of Appeals subsequently ruled that the dispute should be settled in arbitration. That ruling has been upheld by the Oregon Supreme Court. The Company will proceed with arbitration and expects a full resolution of this matter to occur within the next twelve months.

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

Contract Dispute Reserve

In addition to reserves recorded within each cash dispute, the Company maintains a contract dispute reserve. As of August 31, 2006, the contract dispute reserve balance is $5.4 million. The Company believes it is adequately reserved for the disputes and the collection risk of settlements, mediation and arbitration awards. The Company routinely assesses the adequacy of the contract dispute reserve. As additional information becomes available, including settlements and the collection of settlements, the Company will evaluate and adjust the reserve, if necessary.

Note 10 – Contingencies

Insurance Reserves

The Company maintains insurance coverage for various aspects of our operations. However, the Company retains exposure to potential losses through the use of deductibles, coverage limits, self-insured retentions and insurer viability.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Typically the Company’s contracts require an indemnification to customers for injury, damage or loss arising from the performance of our services and provide for warranties for materials and workmanship. The Company may also be required to name the customer as an additional insured under certain insurance policies up to the limits of insurance available to the Company and may have to purchase special insurance policies or surety bonds for specific customers. Matrix Service generally requires its subcontractors to indemnify the Company and the Company’s customer plus name the Company as an additional insured for activities arising out of the subcontractors’ presence at the customer’s location. Certain subcontractors also have to provide additional insurance policies, including surety bonds in favor of the Company, to secure the subcontractors work or as required by the subcontract. Matrix Service maintains a performance and payment bonding line of $54.0 million.

There can be no assurance that the Company’s insurance and the additional insurance coverage provided by subcontractors will protect against a valid claim or loss under the contracts with customers.

Legion Insurance Dispute

Matrix Service, as plaintiff, is currently in litigation in the Tulsa County District Court in the State of Oklahoma over matters arising out of a workers’ compensation program with a former insurance provider, Legion Insurance Company (“Legion”). These matters involve contests over a letter of credit (“LC”) for $2.2 million, a bond for $2.1 million and a deposit of $1.0 million pledged to secure Matrix Service’s obligations under this program. As a part of its insurance program, Legion used an offshore insurance company, Mutual Indemnity (“Mutual”). Matrix Service purchased preferred stock in Mutual, which then reinsured part of the workers’ compensation exposure that was underwritten by Legion.

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

Matrix Service is continuing to negotiate with Legion Insurance Company for a settlement of all obligations resulting from workers’ compensation claim payments made on Matrix Service’s behalf by Legion itself, and by the various state guaranty funds that are seeking reimbursement from Legion. Once that obligation has been satisfied, Matrix Service will work with Mutual to dismiss the lawsuit, eliminate Mutual’s rights under the LC and surety bond and return a portion of the cash deposit. Matrix Service cannot predict when a final settlement will be reached due to Legion’s inability to quantify claim payments it made on Matrix Service’s behalf. The Company believes its $2.7 million reserve on this matter is adequate to cover claim settlements with the state guaranty funds and Legion.

Refinery Accident

On November 6, 2005, two employees of the Company were fatally injured in an accident that occurred at a customer jobsite in Delaware City, Delaware. The estates of both families have filed liability claims against the property owner. These claims have been tendered by the property owner to the Company for defense. The Company believes that it is adequately reserved or insured for this incident and any losses incurred are not expected to be significant.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Unapproved Change Orders and Claims

As of August 31, 2006 and May 31, 2006, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of $3.8 million and claims of approximately $0.4 million and $0.5 million, respectively.

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

Other

The Company and its subsidiaries are named as defendants in various other legal actions and are vigorously defending against each of them. In the opinion of management, none of such legal actions will have a material effect on the Company’s financial position, results of operations or liquidity.

Note 11 – Accumulated Other Comprehensive Income

Other comprehensive income and accumulated other comprehensive income consisted of foreign currency translation adjustments and fair value adjustments of derivative instruments.

	Three Months Ended
	August 31, 2006	August 31, 2005
	(In thousands)
Net income	$3,008	$375
Other comprehensive income	(25)	323

Comprehensive income	$2,983	$698

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Note 12 – Earnings Per Common Share

Basic earnings per share (EPS) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee and director stock options, as well as the dilutive effect of convertible securities. Stock options are considered antidilutive whenever the exercise price of the options exceed the average market price of the common stock during the period. Convertible debt is considered antidilutive whenever its interest (net of tax) per common share obtainable on conversion exceeds basic earnings per share. Stock options are considered dilutive whenever the exercise price is less than the average market price of the stock during the period. Dilutive convertible securities are calculated using the “if converted” method, in which all unconverted securities are assumed to be converted as of the beginning of the period. The “if converted” method also requires that any interest charges, net of tax, applicable to the securities be added back to net income for purposes of computing diluted earnings per share. Both stock options and convertible debt are considered antidilutive in the event of a net loss.

Antidilutive options for the three-month periods ending August 31, 2006 and August 31, 2005 were 416,400 and 290,028, respectively. These options were not included in the calculation of diluted earnings per share.

The computation of basic and diluted EPS is as follows:

	Three Months Ended
	August 31, 2006	August 31, 2005
	(In thousands, except share and per share data)
Basic EPS:
Net income (loss)	$3,008	$375

Weighted average shares outstanding	21,508,972	17,429,834

Basic EPS	$0.14	$0.02

Diluted EPS:
Net income	$3,008	$375
Convertible notes interest expense (net of tax)	262	—

Adjusted net income (loss)	$3,270	$375

Weighted average shares outstanding - basic	21,508,972	17,429,834
Dilutive stock options	356,743	224,502
Dilutive convertible note shares	4,681,561	—

Dilutive weighted average shares	26,547,276	$17,654,336

Diluted EPS	$0.12	$0.02

The convertible notes were antidilutive for the three months ended August 31, 2005; therefore, they did not impact earnings per share.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Note 13 – Segment Information

The Company has two reportable segments, the Construction Services segment and the Repair and Maintenance Services segment.

The Construction Services segment provides turnkey construction, civil construction, structural steel erection, mechanical installation, process piping, electrical and instrumentation, fabrication, vessel and boiler erection, millwrighting, plant modifications, centerline turbine erection, and startup and commissioning. In addition, design, engineering, fabrication and construction of aboveground storage tanks are offered.

The Repair and Maintenance Services segment provides outage and turnaround services, plant maintenance, electrical and instrumentation maintenance, tank inspection, repair and maintenance, industrial cleaning, and American Society of Mechanical Engineers (ASME) code repairs.

Other consists of items related to previously disposed of businesses and unallocated corporate assets.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2006. Intersegment sales and transfers are recorded at cost and there is no intercompany profit or loss on intersegment sales or transfers.

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

Results of Operations

	Construction Services	Repair & Maintenance Services	Other	Combined Total
	(In thousands)
Three Months ended August 31, 2006
Gross revenues	$78,991	$50,428	$—	$129,419
Less: Inter-segment revenues	2,182	378	—	2,560

Consolidated revenues	76,809	50,050	—	126,859
Gross profit	8,447	4,860	—	13,307
Operating income	4,291	1,332	—	5,623
Income before income tax expense	3,711	1,299	—	5,010
Net income	2,227	781	—	3,008
Segment assets	100,814	66,374	22,151	189,339
Capital expenditures	2,272	762	271	3,305
Depreciation and amortization expense	799	659	—	1,458

Three Months ended August 31, 2005
Gross revenues	$64,245	$46,936	$—	$111,181
Less: Inter-segment revenues	2,030	155	—	2,185

Consolidated revenues	62,215	46,781	—	108,996
Gross profit	6,441	3,742	—	10,183
Operating income (loss)	2,585	244	(175)	2,654
Income (loss) before income tax expense	1,130	(341)	(175)	614
Net income (loss)	696	(213)	(108)	375
Segment assets	98,338	64,356	21,693	184,387
Capital expenditures	347	426	166	939
Depreciation and amortization expense	700	747	—	1,447

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Segment Revenue from External Customers by Industry Type

	Construction Services	Repair & Maintenance Services	Total
	(In thousands)
Three Months Ended August 31, 2006
Downstream Petroleum Industry	$54,435	$48,311	$102,746
Power Industry	4,884	1,223	6,107
Other Industries (1)	17,490	516	18,006

Total	$76,809	$50,050	$126,859

Three Months Ended August 31, 2005
Downstream Petroleum Industry	$50,435	$43,222	$93,657
Power Industry	3,544	2,870	6,414
Other Industries (1)	8,236	689	8,925

Total	$62,215	$46,781	$108,996

(1)	Other Industries consists primarily of liquefied natural gas, wastewater, food and beverage, manufacturing and paper industries.

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

As of August 31, 2006 and May 31, 2006, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of approximately $3.8 million and claims of approximately $0.4 million and $0.5 million, respectively. Historically, our collections for unapproved change orders and other claims have approximated the amount of revenue recognized.

The following table provides a rollforward of revenue recognized on claims and unapproved change orders. Amounts disclosed for unapproved change orders exclude amounts associated with contract disputes disclosed in Note 9 – Contract Disputes:

	Claims for Unapproved Change Orders	Other Claims	Total
	(In thousands)
Balance at May 31, 2006	$3,845	$523	$4,368
Additions	—	—	—
Collections	(10)	(66)	(76)
Loss	—	(31)	(31)

Balance at August 31, 2006	$3,835	$426	$4,261

Balance at May 31, 2005	$208	$383	$591
Additions	150	13	163
Collections	(183)	—	(183)
Gain	12	—	12

Balance at August 31, 2005	$187	$396	$583

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

Legal costs are expensed as incurred.

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. As of August 31, 2006 and May 31, 2006, insurance reserves totaling $6.4 million are reflected on our balance sheet. These amounts represent our best estimate of our ultimate obligations for asserted claims plus claims incurred but not yet reported at the balance sheet date. We establish specific reserves for claims using a case by case evaluation of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. Additionally, the actual results of claim settlements could differ from the amounts estimated.

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

The Construction Services segment provides turnkey construction, civil construction, structural steel erection, mechanical installation, process piping, electrical and instrumentation, fabrication, vessel and boiler erection, millwrighting, plant modifications, centerline turbine erection, and startup and commissioning. In addition, design, engineering, fabrication and construction of aboveground storage tanks are offered.

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

Three Months Ended August 31, 2006 Compared to Three Months Ended August 31, 2005

Consolidated

Consolidated revenues were $126.9 million in fiscal 2007, an increase of $17.9 million, or 16.4%, from consolidated revenues of $109.0 million for fiscal 2006. This improvement in consolidated revenues resulted from a $14.6 million increase in Construction Services revenues combined with an increase of $3.3 million in Repairs and Maintenance Services revenues.

Consolidated gross profit increased from $10.2 million in fiscal 2006 to $13.3 million during fiscal 2007. This improvement of $3.1 million, or 30.7%, in gross profit was due to the 16.4% increase in revenues combined with improved margins. Consolidated gross margins increased from 9.3% in fiscal 2006 to 10.5% in fiscal 2007 due to higher margin work from both the Construction Services (which increased to 11.0% in the current year versus 10.4% in the first quarter of the prior year) and Repair and Maintenance Services (which increased to 9.7% in the current year versus 8.0% in the first quarter of the prior year) segments. In addition, the larger consolidated revenue base allowed for further absorption of fixed costs.

Consolidated SG&A expenses were $7.7 million during fiscal 2007 compared to $7.2 million for fiscal 2006. This increase of $0.5 million was primarily due to employee related expenses resulting from additional staff hired to take advantage of a strong market and expenses related to FAS 123(R) for the amortization of grant-date fair value of stock options issued to employees and non-employee directors. Partially offsetting this increase was a decline in legal costs, although the Company continues to aggressively pursue the collections on its contract dispute receivables. SG&A expense as a percentage of revenue decreased to 6.1% in fiscal 2007 compared to 6.6% in the prior fiscal year primarily as a result of the 16.4% increase in revenues.

Restructuring charges in fiscal 2006 of $0.3 million relate primarily to professional fees and employee severance costs associated with the restructuring program that began in the fourth quarter of fiscal 2005 in response to liquidity issues and the Company’s financial results. Since the restructuring was essentially complete at May 31, 2006 there were no restructuring charges in fiscal 2007. The details of this program are discussed further in Note 3.

Interest expense decreased to $0.7 million during fiscal 2007 as compared to $2.8 million in fiscal 2006. This sharp decline was primarily due to reductions in our outstanding debt. Current year expense is primarily related to the amortization of prepaid interest on the convertible notes.

Other income in fiscal 2006 of $0.7 million resulted from gains on the sale of assets identified during the restructuring effort. Fiscal 2007 amounts related primarily to gains from miscellaneous asset dispositions.

Income before income tax expense increased to $5.0 million in fiscal 2007 from $0.6 million in fiscal 2006. This $4.4 million improvement was due to higher gross profit combined with less interest expense, partially offset by higher SG&A expense in fiscal 2007 and larger gains on the sale of assets in fiscal 2006.

The effective tax rates for fiscal 2007 and fiscal 2006 were 40.0% and 38.9%, respectively. The increase in the fiscal 2007 rate was attributable to more income being generated from states with higher tax rates.

Net income for fiscal 2007 improved to $3.0 million, or $0.12 per fully diluted share, versus net income in fiscal 2006 of $0.4 million, or $0.02 per fully diluted share.

Construction Services

Construction Services’ revenues during fiscal 2007 were $76.8 million, compared to $62.2 million in the prior fiscal year, an increase of $14.6 million, or 23.5%. This improvement occurred due to revenue increases from Other Industries of $9.3 million, the Downstream Petroleum Industry of $4.0 million and the Power Industry of $1.3 million. This improvement in Other Industries was primarily related to liquefied natural gas work.

Gross profit increased from $6.4 million in fiscal 2006 to $8.4 million during fiscal 2007, an increase of 31.1%. The increase was driven by higher revenues and improved margins. Construction Services gross margins grew from 10.4% in fiscal 2006 to 11.0% during fiscal 2007. This improvement occurred due to the inclusion of higher margin downstream petroleum work.

Operating income and income before income tax expense increased to $4.3 million and $3.7 million in fiscal 2007 from $2.6 million and $1.1 million in fiscal 2006. This improvement was directly related to the benefit of additional revenues and higher gross margins combined with lower interest expense.

Repair and Maintenance Services

Revenues from Repair and Maintenance Services increased $3.3 million, or 7.0%, from $46.8 million during fiscal 2006 to $50.1 million in fiscal 2007. This improvement resulted from increased revenues from the Downstream Petroleum Industry, which grew $5.1 million. Partially offsetting this improvement were declines in the Power Industry of $1.6 million and Other Industries of $0.2 million.

Gross margins of 9.7% for fiscal 2007 were higher than gross margins of 8.0% in fiscal 2006 due to the inclusion of higher margin downstream petroleum projects. Gross profit also improved from $3.7 million in fiscal 2006 to $4.9 million in fiscal 2007 due to the 7.0% increase in revenues combined with improved margins on downstream petroleum projects.

Operating income and income before income tax expense were both $1.3 million for fiscal 2007, which was higher than the operating income and loss before income tax expense of $0.2 million and $0.3 million, respectively, produced in fiscal 2006. This improvement was primarily due to higher revenues and improved margins combined with reduced interest expense.

Backlog

Backlog includes the remaining revenue to be recognized on contracts that we consider firm. Contracts with lump sum or cost plus pricing terms are normally included in backlog. As the contract value of time and material contracts is not firm, those contracts are normally excluded from backlog unless the contract includes a minimum contract value. Other than one significant project to construct liquefied natural gas tanks, we expect virtually all of the projects comprising our backlog to be completed within twelve months. Because many of our contracts are performed within short time periods after receipt of an order and as backlog amounts exclude signed time and materials contracts, we do not believe that our level of backlog at the end of any given period is a precise indicator of our future revenues, especially for our Repair and Maintenance Services segment.

The following provides a rollforward of our backlog from May 31, 2006 to August 31, 2006:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Backlog as of May 31, 2006	$230,117	$18,331	$248,448
New backlog awarded	120,607	24,444	145,051
Revenue recognized on contracts in backlog	(69,502)	(15,722)	(85,224)
Backlog sold in asset sales or canceled	(644)	(418)	(1,062)

Backlog as of August 31, 2006	$280,578	$26,635	$307,213

At August 31, 2006, the Construction Services segment had an estimated backlog of work under contracts of approximately $280.6 million, as compared to an estimated backlog of approximately $230.1 million at May 31, 2006. The increase was primarily the result of additional work awarded for downstream petroleum services. The total additions to backlog for the Construction Services segment were approximately $120.6 million in the first three months of fiscal 2007.

The backlog at August 31, 2006 for the Repair and Maintenance Services segment was approximately $26.6 million, an increase of approximately $8.3 million from May 31, 2006 that was primarily the result of additional work awarded for downstream petroleum services. The total additions to backlog for the Repair and Maintenance Services segment were approximately $24.4 million in the first three months of fiscal 2007.

The following reconciles revenue recognized on contracts in backlog to total revenue for the first three months of fiscal 2007:

	Construction Services		Repair & Maintenance Services		Total
	(In thousands, except percentages)
Revenue recognized on contracts in backlog	$69,502	90.5%	$15,722	31.4%	$85,224	67.2%
Revenue recognized on contracts not in backlog	7,307	9.5%	34,328	68.6%	41,635	32.8%

Total revenue recognized	$76,809	100.0%	$50,050	100.0%	$126,859	100.0%

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

EBITDA for the three-month period ended August 31, 2006 was $7.2 million, compared to EBITDA of $4.8 million for the three-month period ended August 31, 2005. A reconciliation of EBITDA to net income follows:

	Three Months Ended
	August 31, 2006	August 31, 2005
	(In thousands)
Net income	$3,008	$375
Interest expense, net	717	2,770
Provision for income taxes	2,002	239
Depreciation and amortization	1,458	1,447

EBITDA	$7,185	$4,831

The $2.4 million increase in EBITDA for the three months ended August 31, 2006 as compared to the outstanding three-month period for the prior year was primarily due to improved operating results in both our Construction Services and Repair and Maintenance Services segments.

Financial Condition & Liquidity

Historically, Matrix Service has financed its operations with cash from operations and from advances under its revolving credit facility and recently from convertible debt and the private placement of common stock. Cash and cash equivalents totaled approximately $4.4 million at August 31, 2006 and approximately $8.6 million at May 31, 2006. In the three months ended August 31, 2006, operations used $1.1 million of cash and investing activities used $3.2 million of cash, while financing activities provided $0.1 million of cash.

Accounts receivable decreased $8.0 million, or 12.5%, when comparing the balance of $56.1 million at August 31, 2006 to the balance of $64.1 million at May 31, 2006. This decline is consistent with a decrease in revenues which dropped $10.6 million when comparing the last two months of the quarter ended May 31, 2006 to the last two months of the quarter ended August 31, 2006.

Costs and estimated earnings in excess of billings on uncompleted contracts increased from $24.5 million at May 31, 2006 to $34.6 million at August 31, 2006. The $10.1 million increase is a result of the presence of several large construction projects incurring cost in August that are billed based on reaching milestones or in some cases, billed once per month. Although this is a substantial increase, Matrix Service’s net cost in excess of billings only increased $4.2 million as billings in excess of costs have risen $5.9 million.

Accounts payable were $40.9 million as of August 31, 2006, as compared to $47.1 million as of May 31, 2006. The decline in the payables balance of $6.2 million, or 13.1%, is due to revenues declining $10.6 million when comparing the last two months of the quarter ended May 31, 2006 to the last two months of the quarter ended August 31, 2006.

Billings on uncompleted contracts in excess of costs and estimated earnings increased from $12.1 million at May 31, 2006 to $18.0 million at August 31, 2006. The $5.9 million increase was the result of increased billings at the start of certain projects as allowed under the terms of our contracts, primarily in the Construction Services segment.

Other accrued expenses were $9.5 million as of August 31, 2006, which represents a decrease of $2.9 million from the $12.4 million balance as of May 31, 2006. This decrease was primarily due to the payment in fiscal 2007 of incentives earned in fiscal 2006, partially offset by the accrual for incentives earned in the first three months of fiscal 2007.

Debt consisted of the following:

	August 31, 2006	May 31, 2006
	(In thousands)
Debt outstanding:
Senior credit facility - revolver	$—	$—
Convertible notes	15,000	25,000

Total debt	$15,000	$25,000

Senior Credit Facility

The Company’s Amended and Restated Credit Agreement (Credit Agreement) provides for a $40 million revolving credit facility. The revolving credit facility may be used for working capital, issuance of letters of credit or other lawful corporate purposes. Availability under the revolving facility is governed by a borrowing base equal to 80% of outstanding accounts receivable less certain exclusions as defined in the Credit Agreement and is further reduced by outstanding letters of credit. On August 31, 2006, availability under the revolving credit facility was $23.4 million, which represents amounts available under the borrowing base of $34.5 million less outstanding letters of credit of $11.1 million. The terms and conditions of the Credit Agreement include customary affirmative and negative covenants, with which the Company was in compliance at August 31, 2006.

At the Company’s option, amounts borrowed under the revolving credit facility will bear interest at LIBOR or an alternate base rate, plus in each case an additional margin based on the Senior Leverage Ratio. The alternate base rate is the greater of the prime rate or the fed funds effective rate plus 0.5%. The additional margin ranges from 0.75% to 2.00% on alternate base rate borrowings and from 2.25% to 3.50% on LIBOR-based borrowings. Based upon the terms of the Credit Agreement, the Company may currently borrow in the lowest interest rate tier, resulting in LIBOR and alternative base rate margins of 2.25% and 0.75%, respectively.

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

Convertible Debt

In connection with the private placement of $30 million of five-year convertible notes, on April 22, 2005, we entered into a registration rights agreement with the investors in the convertible notes. The registration rights agreement requires us to use our best efforts to keep our registration statement, covering the resale of the shares of our common stock issuable upon conversion of the convertible notes, continuously effective until the earlier of (a) the date on which all of our common stock covered by such registration statement has been sold or may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act of 1933, as amended, or (b) the fifth anniversary of the closing date. If we fail to satisfy our obligations under the registration rights agreement, we will owe the holders of the convertible notes as partial liquidated damages an amount in cash equal to 1% of the aggregate amount paid for the convertible notes for each such event, and thereafter on each monthly anniversary of each such event (if the applicable failure shall not have been cured by such date) until the applicable failure is cured, we will owe the note holders an amount in cash equal to an additional 1% of the aggregate amount paid for the convertible notes.

The convertible notes were issued under a securities purchase agreement among the Company and certain investors, and bear interest at a rate of 7% per year. Beginning on June 30, 2007, the convertible notes will bear interest at a rate of 5% per year if certain conditions defined in the registration rights agreement are met. The notes are convertible into shares of the Company’s common stock at an initial conversion price of $4.69 per share, subject to adjustment for stock dividends, stock splits or other matters as provided for in the securities purchase agreement. An initial interest pre-payment of $4.2 million was made on April 25, 2005 for the period to and including April 25, 2007. Prepaid interest of $0.7 million is included in prepaid assets at August 31, 2006. Interest is payable in arrears on each March 31, June 30, September 30 and December 31, beginning on June 30, 2007, through the date of maturity.

The securities purchase agreement requires us to maintain certain financial ratios. It also limits the amount of senior obligations permitted under the senior credit facility or the refinancing or replacement thereof, including new and replacement letters of credit, to $90 million; limits capital lease obligations to $12.5 million, limits operating leases to $15 million, limits purchase money financing to $1 million and limits debt under the Company’s performance and bonding line to $150 million. The Company is currently in compliance with all terms and covenants of the securities purchase agreement.

In fiscal 2006, $5.0 million of the convertible notes were converted by note holders into 1,002,275 shares of the Company’s Common Stock and on August 3, 2006, an additional $10.0 million of the convertible notes were converted into 2,091,539 shares. As of August 31, 2006, $15.0 million of the convertible notes remained outstanding.

Acquisition Payable

As part of an acquisition in fiscal 2003, the Company entered into an acquisition payable for a portion of the purchase price. The acquisition payable is recorded at $4.4 million at August 31, 3006 and is accreted for the change in its present value each period utilizing a 5.1% effective interest rate. Payments related to the acquisition payable are due annually on March 7, with $1.9 million due in 2007 and $2.8 million due in 2008.

Capital Expenditures

Cash capital expenditures during the three months ended in August 31, 2006 totaled approximately $3.3 million. In addition, the Company routinely acquires assets utilizing capital leases. Assets acquired under capital leases totaled $0.1 million in the three months ended August 31, 2006 and are not included in the cash capital expenditure number above. The Company now expects capital expenditures for fiscal 2007 to exceed the original budgeted amount of $9.0 million. This is due to capital required to support future growth as well as cash required for the expected purchase of a regional operating facility, which we are currently leasing.

Even with the anticipated increase in capital spending, the Company believes that cash on hand, cash from future operations and borrowing capacity under the senior credit facility will be sufficient to support operations and future capital requirements.

Outlook

We are extremely pleased with our continued success in executing work with our core customer base and look forward to new opportunities in expanding markets. Our project mix continues to be heavily weighted to the Downstream Petroleum Industry which represented approximately 81% of our first quarter revenues and accounts for more than 72% of our record $307.2 million in backlog.

Due to the continued strength in the Downstream Petroleum Industry which continues to fuel our earnings growth with additional planned expansions to terminal facilities like the Plains All American Pipeline, L.P. expansion announced in our September 19, 2006 press release, we see strong and growing backlog into the future. We are raising our revenue guidance for the full fiscal year to $510 million to $540 million from the $480 million to $520 million previously disclosed and continue to expect consolidated gross profit margins of 10.5% to 11.0%.

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

These forward-looking statements may include, among others, such things as:

•	amounts and nature of future revenues from our Construction Services segment and Repair and Maintenance Services segment;

•	our ability to generate sufficient cash from operations, borrow under our Credit Agreement or raise cash in order to meet our short- and long-term capital requirements;

•	our ability to continue to comply with the financial covenants in our credit agreement;

•	the adequacy of our reserves for contingencies, disputed contracts and insurance losses;

•	the likely impact of new or existing regulations on the demand for our services; and

•	expansion and other development trends of the industries we serve.

These statements are based on certain assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in our Form 10-K for the fiscal year ended May 31, 2006 and listed from time to time in our filings with the Securities and Exchange Commission;

•	general economic, market or business conditions;

•	changes in laws or regulations; and

•	other factors, most of which are beyond our control.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk faced by us from those reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006, filed with the Securities and Exchange Commission. For more information on market risk, see Part II, Item 7A in our 2006 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2006. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended August 31, 2006.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

For information regarding legal proceedings, see Notes 9 and 10 in Item 1 of Part 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Part II, Item 1.

ITEM 1A. Risk Factors

There were no material changes in our Risk Factors from those reported in Item IA. of Part I of our Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In October 2000, the Board of Directors authorized a stock buyback program, which permitted the purchase of up to 20% (i.e., 3,447,506 shares) of the common stock outstanding at that time. To date, Matrix Service has purchased 2,116,800 shares under the program and has authorization to purchase an additional 1,330,706 shares.

The Company intends to utilize these purchased treasury shares solely for the satisfaction of stock issuance under the 1990, 1991 and 2004 Stock Option Plans and the 1995 Nonemployee Directors Stock Option Plan:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Shares That May Yet Be Purchased Under the Plans or Programs
June 1 - 30, 2006	—	$—	2,116,800	1,330,706
July 1 - 31, 2006	—	$—	2,116,800	1,330,706
August 1 - 31, 2006	—	$—	2,116,800	1,330,706

Total	—	$—	2,116,800	1,330,706

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

MATRIX SERVICE COMPANY

Date: October 5, 2006	By:	/s/ George L. Austin
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