Form 10-Q
period 2006-11-30
MATRIX SERVICE CO
filed 2007-01-04
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2006

or

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

As of January 3, 2007, there were 24,686,782 shares of the Company’s common stock, $0.01 par value per share, issued and 23,038,896 shares outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial St atements

Mat rix Service Company

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	November 30, 2006	November 30, 2005	November 30, 2006	November 30, 2005
	(unaudited)		(unaudited)
Revenues	$166,366	$126,778	$293,225	$235,774
Cost of revenues	144,464	113,819	258,016	212,632

Gross profit	21,902	12,959	35,209	23,142
Selling, general and administrative expenses	8,703	7,487	16,387	14,694
Impairment and abandonment costs	—	70	—	70
Restructuring	46	45	46	367

Operating income	13,153	5,357	18,776	8,011

Other income (expense):
Interest expense	(759)	(2,638)	(1,505)	(5,415)
Interest income	29	2	58	9
Other	198	838	302	1,568

Income before income taxes	12,621	3,559	17,631	4,173
Provision for federal, state and foreign income taxes	4,547	1,391	6,549	1,630

Net income	$8,074	$2,168	$11,082	$2,543

Basic earnings per common share	$0.35	$0.11	$0.50	$0.14

Diluted earnings per common share	$0.31	$0.10	$0.43	$0.13

Weighted average common shares outstanding:
Basic	23,004,171	19,537,664	22,252,486	18,477,718
Diluted	26,589,115	25,693,625	26,572,376	24,881,711

See accompanying notes.

Matrix Se rvice Company

Consolidated Balance Sheets

(In thousands)

	November 30, 2006	May 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,092	$8,585
Receivables, less allowances (November 30, 2006 - $245 and May 31, 2006 - $190)	80,261	64,061
Contract disputes receivable	975	11,668
Costs and estimated earnings in excess of billings on uncompleted contracts	27,181	24,538
Prepaid expenses	5,031	5,581
Inventories	5,553	4,738
Income tax receivable	—	104
Deferred income taxes	647	2,831
Assets held for sale	809	809

Total current assets	125,549	122,915

Property, plant and equipment at cost:
Land and buildings	23,194	23,100
Construction equipment	35,264	31,081
Transportation equipment	12,348	10,921
Furniture and fixtures	9,147	8,658
Construction in progress	2,092	2,392

	82,045	76,152
Accumulated depreciation	(40,989)	(38,712)

	41,056	37,440

Goodwill	23,356	23,442

Other assets	6,353	4,479

Total assets	$196,314	$188,276

See accompanying notes.

Matrix Service Company

Consolidated Balance Sheets

(In thousands, except share data)

	November 30, 2006	May 31, 2006
	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$35,390	$47,123
Billings on uncompleted contracts in excess of costs and estimated earnings	20,814	12,078
Accrued insurance	5,071	6,408
Other accrued expenses	13,392	12,436
Income tax payable	330	—
Current capital lease obligation	471	406
Current portion of acquisition payable	1,854	1,808

Total current liabilities	77,322	80,259

Deferred income taxes	3,461	3,502
Long-term capital lease obligation	416	538
Long-term acquisition payable	2,644	2,578
Convertible notes	15,000	25,000

Stockholders’ equity:
Common stock - $.01 par value; 60,000,000 shares authorized; 24,686,782 and 22,595,243 shares issued as of November 30, 2006 and May 31, 2006	247	226
Additional paid-in capital	85,883	75,855
Retained earnings	15,374	4,316
Accumulated other comprehensive income	539	814

	102,043	81,211
Less: Treasury stock, at cost – 1,649,886 and 1,731,386 shares as of November 30, 2006 and May 31, 2006	(4,572)	(4,812)

Total stockholders’ equity	97,471	76,399

Total liabilities and stockholders’ equity	$196,314	$188,276

See accompanying notes.

Matrix Service Company

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	November 30, 2006	November 30, 2005
	(unaudited)
Operating activities:
Net income	$11,082	$2,543
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	3,031	2,864
Impairment loss	—	70
Deferred income tax	2,143	(462)
Gain on sale of property, plant and equipment	(119)	(1,562)
Allowance for uncollectible accounts	65	465
Stock-based compensation expense	473	—
Accretion on acquisition payable	112	153
Amortization of debt issuance costs	263	2,222
Amortization of prepaid interest	642	1,016
Changes in operating assets and liabilities increasing (decreasing) cash
Receivables	(5,572)	6,340
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,643)	(5,809)
Inventories	(815)	7
Prepaid expenses and other assets	(3,094)	(249)
Accounts payable	(11,455)	(5,008)
Billings on uncompleted contracts in excess of costs and estimated earnings	8,736	1,082
Accrued expenses	(381)	(1,905)
Income tax receivable/payable	434	2,421
Other	—	(9)

Net cash provided by operating activities	2,902	4,179

Investing activities:
Acquisition of property, plant and equipment	(6,777)	(2,075)
Proceeds from asset sales	142	6,269

Net cash provided (used) by investing activities	$(6,635)	$4,194

Matrix Service Company

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Six Months Ended
	November 30, 2006	November 30, 2005
	(unaudited)
Financing activities:
Advances under bank credit facility	$85,635	$72,201
Repayments of bank credit facility	(85,635)	(94,900)
Payment of credit facility refinancing fees	(25)	—
Capital lease payments	(254)	(159)
Capital lease borrowings	—	662
Issuances of common stock	437	15,024
Repayment of acquisition payable	—	(382)
Tax benefit of exercised stock options	235	—

Net cash provided (used) by financing activities	393	(7,554)

Effect of exchange rate changes on cash	(153)	181

Net increase (decrease) in cash and cash equivalents	(3,493)	1,000
Cash and cash equivalents, beginning of period	8,585	1,496

Cash and cash equivalents, end of period	$5,092	$2,496

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3,732	$486

Interest	$608	$1,602

Non-cash investing and financing activities:
Equipment acquired through capital leases	$197	$—

Purchases of property, plant and equipment on account	$443	$—

Conversion of convertible notes	$10,000	$5,000

See accompanying notes.

Matrix Service Company

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Total
					Translation	Derivative
Balances, May 31, 2006	$226	$75,855	$4,316	$(4,812)	$814	$—	$76,399
Net income	—	—	11,082	—	—	—	11,082
Other comprehensive income
Translation adjustment	—	—	—	—	(275)	—	(275)

Comprehensive income							10,807
Conversion of convertible notes (2,091,539 shares)	21	9,099	—	—	—	—	9,120
Exercise of stock options (81,500 shares)	—	221	(24)	240	—	—	437
Stock based compensation expense	—	473	—	—	—	—	473
Tax effect of exercised stock options	—	235	—	—	—	—	235

Balances, November 30, 2006	$247	$85,883	$15,374	$(4,572)	$539	$—	$97,471

Balances, May 31, 2005	$193	$56,322	$(3,307)	$(5,201)	$44	$(66)	$47,985
Net income	—	—	2,543	—	—	—	2,543
Other comprehensive income
Translation adjustment	—	—	—	—	410	—	410
Derivative activity	—	—	—	—	—	33	33

Comprehensive income							2,986
Conversion of convertible notes (1,002,275 shares)	10	4,291	—	—	—	—	4,301
Issuance of additional common stock (2,307,692 shares)	23	14,894	—	—	—	—	14,917
Exercise of stock options (35,050 shares)	—	18	(5)	94	—	—	107
Tax effect of exercised stock options	—	87	—	—	—	—	87

Balances, November 30, 2005	$226	$75,612	$(769)	$(5,107)	$454	$(33)	$70,383

See accompanying notes.

Matrix Service Compan y

Notes to Consolidated Financial Statements

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

New Accounting Standard

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for our fiscal year beginning June 1, 2007. We are in the process of evaluating this guidance and therefore have not yet determined the impact that FIN 48 will have on our financial statements upon adoption.

Note 2 – Stock Based Compensation

Accounting for Stock Based Compensation

Prior to June 1, 2006, the Company accounted for stock options granted under its stock-based compensation plans (“Plans”) pursuant to the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Compensation cost for stock options was not recognized in the Consolidated Statement of Operations for the three and six months ended November 30, 2005, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Effective June 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective method. Under this method, compensation cost is recognized for all share-based awards over the requisite service period. Results for prior periods have not been restated. Total stock-based compensation expense for the three and six months ended November 30, 2006 was $0.3 million and $0.5, respectively. Measured but unrecognized stock-based compensation expense at November 30, 2006 was $5.7 million, which is expected to be recognized as expense over a weighted average period of 2.5 years.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

As a result of adopting SFAS No. 123(R), the Company’s net income for the three and six months ended November 30, 2006 was $0.2 million and $0.4 million, respectively, lower than if the Company had continued to account for share-based compensation under APB No. 25. Basic earnings per share were $0.01 and $0.02 per share lower for the three and six months ended November 30, 2006, respectively, due to implementation of SFAS No. 123(R) and diluted earnings per share were $0.01 lower for the three and six months ended November 30, 2006.

The following table illustrates the pro forma effect on net income and earnings per share for the three and six months ended November 30, 2005 as if the Company had applied the fair value provisions of SFAS No. 123:

	Three Months Ended	Six Months Ended
	November 30, 2005	November 30, 2005
	(In thousands, except per share amounts)
Net Income as reported	$2,168	$2,543
Pro forma compensation expense from stock options, net of tax effects	126	243

Pro forma net income	$2,042	$2,300

Earnings per common share as reported:
Basic	$0.11	$0.14
Diluted	$0.10	$0.13

Pro Forma Earnings per common share:
Basic	$0.10	$0.12
Diluted	$0.09	$0.12

Plan Information

The Company’s 1990 Incentive Stock Option Plan (the “1990 Plan”), 1991 Incentive Stock Option Plan (the “1991 Plan”), and 2004 Stock Incentive Plan (the “2004 Plan”) provide incentives for officers and other key employees of the Company. The Company also has a 1995 Nonemployee Directors’ Stock Option Plan (the “1995 Plan”). Under the 2004 Plan, incentive and non-qualified stock options may be granted to the Company’s key employees and non-qualified stock options may be granted to nonemployees who are elected for the first time as directors of the Company after January 1, 1991. Shareholders have authorized an aggregate of 1,800,000 options, 2,640,000 options, 500,000 options and 1,200,000 options to be granted under the 1990, 1991, 1995 and 2004 Plans, respectively.

On October 23, 2006, the stockholders of the company approved an amendment to the 2004 Plan that expanded the type of awards that can be issued to include restricted stock, restricted stock units, stock appreciation rights and performance shares. The Company also terminated the 1995 Plan. The termination of the 1995 Plan did not effect options outstanding at the time of termination. At November 30, 2006, there were approximately 784,000 shares available for grant under the 2004 Plan. There were no shares available for grant under either the 1990 or 1991 Plans.

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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The following summary reflects stock option activity and related information for the six-month period ended November 30, 2006:

Stock Options	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
			(In thousands)
Outstanding at May 31, 2006	1,111,800	$6.66
Granted	—	$—
Exercised	(81,500)	$5.39	$689

Cancelled	(8,000)	$7.24

Outstanding at November 30, 2006	1,022,300	$6.75	$9,436

Exercisable at November 30, 2006	607,060	$5.92	$6,107

The Company uses the Black-Sholes option pricing model to estimate grant date fair value for each stock option granted. Expected volatility is based on the historic volatility of the Company’s stock. The risk-free rate is based on the applicable U.S. Treasury Note rate. The expected life of the option is based on historical and expected future exercise behavior.

The fair value of shares which became fully vested during the three and six month periods ended November 30, 2006 was approximately $1.3 million and $1.4 million, respectively.

The following summary provides additional information about stock options that are outstanding and exercisable at November 30, 2006:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
			(Years)			(Years)
$ 2.13 - $ 2.41	127,000	$2.23	3.0	127,000	$2.23	3.0
3.03 - 3.70	132,100	3.50	5.6	112,700	3.47	5.6
4.08 - 5.49	339,800	4.53	8.1	181,700	4.32	8.2
8.93 - 12.20	423,400	10.91	7.8	185,660	11.50	7.3

$ 1.81 - $12.20	1,022,300	$6.75	7.0	607,060	$5.92	6.3

Nonvested Deferred Shares

Subsequent to the approval of amendments to the 2004 Plan, the Company issued 263,130 nonvested deferred shares. A portion of the shares awarded to employees vest after three years if certain performance conditions are satisfied and the remaining shares generally vest in five equal annual installments beginning one year after the grant. All shares awarded to non-employee directors vest after three years if certain performance conditions are satisfied. Based on the actual performance as measured against the performance criteria, the performance-based portion of the actual award can range from zero to one hundred percent of the original award grant.

Deferred shares are valued at market value on the grant date. Deferred share expense, net of estimated forfeitures, is generally recognized over the vesting period on a straight-line basis.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The following summary reflects nonvested deferred share activity and related information for the six months ended November 30, 2006:

Deferred Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at May 31, 2006	—	—
Granted	263,130	14.79
Vested	—	—

Nonvested shares at November 30, 2006	263,130	14.79

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

Restructuring activities other than asset sales and debt refinancing of the Company consist of the following:

	Employee Severance Benefits	Consulting Fees	Other Costs	Total
	(In thousands)
Liability balance at May 31, 2006	$—	$—	$559	$559
Charge to income	—	—	46	46
Payments	—	—	(333)	(333)

Liability balance at November 30, 2006	$—	$—	$272	$272

Liability balance at May 31, 2005	$892	$425	$542	$1,859
Charge to income	(23)	237	153	367
Payments	(759)	(262)	(153)	(1,174)

Liability balance at November 30, 2005	$110	$400	$542	$1,052

During fiscal 2007, the Company charged less than $0.1 million of restructuring related costs against earnings and made payments of $0.3 million. The payments relate primarily to workers compensation claims paid in connection with businesses previously disposed of and the final payment due to a former CEO.

During fiscal 2006, the Company charged less than $0.1 million of restructuring related costs against earnings in the second quarter and charged $0.4 million in the first six months of fiscal 2006. These restructuring charges were primarily related to additional professional fees incurred in connection with the restructuring activities and costs incurred to shut down a fabrication facility. Restructuring charges related to specific operating activities are reflected in the applicable segment in Note 12. “Other” restructuring charges are allocated based on percentage of revenue. Payments of approximately $0.3 million were made during the three months ended November 30, 2005 and payments for the six months ended November 30, 2005 totaled $1.2 million.

Restructuring liabilities are included in other accrued expenses in the Company’s Consolidated Balance Sheets.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

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

In addition, in the first quarter of fiscal 2006 the Company sold excess construction equipment for net proceeds of $1.7 million, including $0.2 million for services to be provided in the future. The sale resulted in a gain of approximately $0.6 million. These services were substantially complete at November 30, 2006.

In the second quarter of fiscal 2006, the Company sold a fabrication facility and land in Holmes, Pennsylvania for $0.7 million. The asset was previously classified as held for sale and the sale resulted in a gain of approximately $0.4 million.

Also, in the second quarter of fiscal 2006, the Company completed the sale of the net assets of its Bethlehem, Pennsylvania fabrication facility for $3.5 million, of which $0.5 million was in the form of a 12% promissory note. This sale resulted in a gain of $0.4 million. Principal and interest on the note was payable in equal monthly installments over 60 months beginning in January 2006. In November 2006, the buyer prepaid the remaining deferred obligation of $0.5 million.

In the third quarter of fiscal 2006, the Company sold and subsequently leased-back its corporate facility. The net proceeds from the sale were $0.7 million. No gain or loss was recognized on the sale, as the facility was previously impaired $0.1 million in the second quarter of fiscal 2006 to adjust the carrying value of the facility to the estimated sale proceeds.

Assets Held for Sale

The Company holds excess land located in Orange, California, for which a sale is pending. The carrying value of the excess land at November 30, 2006 was $0.8 million, which approximates the expected net proceeds from the pending sale. The land is classified as a current asset held for sale in the Consolidated Balance Sheets and is reflected in the Company’s “Other” segment in Note 12.

Note 5 – Debt

At November 30, 2006 and May 31, 2006, debt consisted of the following:

	November 30, 2006	May 31, 2006
	(In thousands)
Debt outstanding:
Senior credit facility - revolver	$—	$—
Convertible notes	15,000	25,000

Total debt	$15,000	$25,000

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Senior Credit Facility

Effective November 30, 2006, the Company entered into a Second Amended and Restated Credit Agreement (Credit Agreement), which provides for a five-year, $75 million senior revolving credit facility (New Credit Facility). The Company may elect to increase the total capacity under the Credit Agreement up to $100 million, with the lender’s approval. The Credit Agreement is guaranteed by substantially all of the Company’s subsidiaries and is secured by a lien on substantially all of the Company’s assets. The New Credit Facility replaced a $50 million senior revolving credit facility that would have expired in December 2008.

The New Credit Facility may be used for working capital, issuance of letters of credit or other lawful corporate purposes. The Credit Agreement contains customary affirmative and negative covenants that place certain restrictions on the Company. These covenants place certain limitations on the Company including limits on new debt and operating and capital lease obligations and restrictions on capital expenditures, asset sales and certain distributions. Significant financial covenants include the following:

•	Senior Leverage Ratio not to exceed 2.50 to 1.00;

•	Asset Coverage Ratio to be greater than 1.45 to 1.00;

•	Fixed Charge Coverage Ratio to be greater than 1.25 to 1.00; and

•	Tangible Net Worth must be greater than the sum of $55.6 million plus 75% of positive net income after August 31, 2006 and the net proceeds from the sale of any equity securities.

At the Company’s option, amounts borrowed under the New Credit Facility will bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The Alternate Base Rate is the greater of the Prime Rate or the Fed Funds Effective Rate, plus 0.5%. The additional margin ranges from 0.00% to 0.75% on the Alternate Base Rate loans and 1.50% to 2.25% on LIBOR-based loans. From the closing date through the quarterly reporting date in January 2007, the Company is at the lowest interest rate tier for LIBOR and Alternate Base Rate loans.

At closing on November 30, 2006, no loans were outstanding under the New Credit Facility; however, the Company had utilized $11.0 million for letters of credit. The remaining $64.0 million is available and subject to an unused fee of 0.25%.

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

The convertible notes were issued under a securities purchase agreement among the Company and certain investors, and bear interest at a rate of 7% per year. Beginning on June 30, 2007, the convertible notes will bear interest at a rate of 5% per year if certain conditions defined in the convertible notes are met. The notes are convertible into shares of the Company’s common stock at an initial conversion price of $4.69 per share, subject to adjustment for stock dividends, stock splits or other matters as provided for in the convertible notes. An initial interest pre-payment of $4.2 million was made on April 25, 2005 for the period to and including April 25, 2007. Prepaid interest of $0.4 million is included in prepaid assets at November 30, 2006. Interest is payable in arrears on each March 31, June 30, September 30 and December 31, beginning on June 30, 2007, through the date of maturity.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

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

In fiscal 2006, $5.0 million of the convertible notes were converted by note holders into 1,002,275 shares of the Company’s Common Stock and in fiscal 2007, an additional $10.0 million of the convertible notes were converted into 2,091,539 shares. As of November 30, 2006, $15.0 million of the convertible notes remained outstanding.

Note 6 – Private Placement of Common Stock

On October 3, 2005, the Company completed a private placement of approximately 2.3 million shares of common stock. The common stock was priced at $6.50 per share. The net proceeds from the issuance were $14.9 million. The Company used the proceeds to repay a portion of its outstanding balance on the Company’s revolving line of credit in order to provide additional liquidity for working capital needs.

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

Note 7 – Acquisition Payable

As part of an acquisition in fiscal 2003, the Company entered into an acquisition payable for a portion of the purchase price. The acquisition payable is recorded at $4.5 million at November 30, 2006 and is accreted for the change in its present value each period utilizing a 5.1% effective interest rate. Payments related to the acquisition payable are due annually on March 7, with $1.9 million and $2.8 million due in 2007 and 2008, respectively.

Pursuant to the purchase agreement, the former shareholders of the acquired entity agreed, jointly and severally, to indemnify Matrix Service for damages it suffers due to breaches of representations and warranties made by the shareholders with respect to, among other things, its employee benefit plans, the ownership, use and condition of its assets and the performance by the acquired company of its contractual obligations and its obligations under applicable laws, including employment and environmental laws. As to these matters, Matrix Service may recover its damages only if its claims for damages are made by March 7, 2008, the amount of damages claimed as to any single event exceeds a de minimus amount of $10,000, and only after the aggregate amount of all such claims excluding de minimus claims exceeds $250,000. In order to better assure the payment to Matrix Service of any claims by it for indemnity, $10.0 million of the purchase price was withheld in the form of a deferred purchase price payable to the former shareholders or their designee. Upon final determination that a claim for indemnity is proper, the amount of the claim can be deducted by Matrix Service from the deferred payments of the purchase price. Since the purchase date on March 7, 2003, claims have not exceeded $250,000, and thus no adjustment to the deferred purchase price has been made related to these provisions as of November 30, 2006.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

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

Note 9 – Contingencies

Insurance Reserves

The Company maintains insurance coverage for various aspects of our operations. However, the Company retains exposure to potential losses through the use of deductibles, coverage limits, self-insured retentions and insurer viability.

Typically the Company’s contracts require an indemnification to customers for injury, damage or loss arising from the performance of our services and provide for warranties for materials and workmanship. The Company may also be required to name the customer as an additional insured under certain insurance policies up to the limits of insurance available to the Company and may have to purchase special insurance policies or surety bonds for specific customers. Matrix Service generally requires its subcontractors to indemnify the Company and the Company’s customer plus name the Company as an additional insured for activities arising out of the subcontractors’ presence at the customer’s location. Certain subcontractors also have to provide additional insurance policies, including surety bonds in favor of the Company, to secure the subcontractors’ work or as required by the subcontract. Matrix Service maintains a performance and payment bonding line of $54.0 million.

There can be no assurance that the Company’s insurance and the additional insurance coverage provided by subcontractors will protect against a valid claim or loss under the contracts with customers.

Legion Insurance Dispute

Matrix Service, as plaintiff, has been in litigation with Mutual Indemnity and Mutual Risk Management Ltd. (“Mutual”) in the Tulsa County District Court in the State of Oklahoma over matters arising out of a workers’ compensation program with a former insurance provider, Legion Insurance Company (“Legion”). These matters involve disputes over a letter of credit (“LC”) for $2.2 million, a bond for $2.1 million and a deposit of $1.0 million pledged to secure Matrix Service’s obligations under this program. As a part of its insurance program, Legion used an offshore insurance company, Mutual. Matrix Service purchased preferred stock in Mutual, which then reinsured part of the workers’ compensation exposure that was underwritten by Legion.

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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

In November 2006, the Company settled and paid all obligations to Legion resulting from workers’ compensation claim payments made on Matrix Service’s behalf by Legion itself, and by the various state guaranty funds that are seeking reimbursement from Legion. Since these obligations have been satisfied, Matrix Service will work with Mutual to dismiss the lawsuit, eliminate Mutual’s rights under the LC and surety bond and return the cash deposit. The Company recognized a gain of less than $0.1 million as a result of this settlement. The Company believes it is adequately reserved for any additional claim payments or settlements with the state guaranty funds.

Refinery Accident

On November 6, 2005, two employees of the Company were fatally injured in an accident that occurred at a customer jobsite in Delaware City, Delaware. The estates of both families have filed liability claims against the property owner. These claims have been tendered by the property owner to the Company for defense. The Company believes that it is adequately reserved or insured for this incident and any financial losses incurred are not expected to be significant.

Contract Disputes

At May 31, 2006, the Company had recorded net receivables of approximately $11.7 million under four contracts which were in dispute. In fiscal 2007, the Company settled three of the four disputes, comprising $10.7 million of the recorded net receivables, and collected $10.9 million under the settlements resulting in a $0.2 million pre-tax net gain.

At November 30, 2006, the Company has one remaining contract dispute, which has a recorded value of $1.0 million. In March 2000, the Company entered into a joint venture partnership (JV) agreement for the construction of a pulp and paper project for an owner, which was completed late in 2000. The services provided by the JV consisted primarily of a labor contract with the owner supplying the engineering and the majority of the materials to be installed. The claim arises out of a contractual dispute in which the Company believes the JV incurred substantial work because the owner’s planning and engineering on the project was not adequate. The owner did not pay amounts owed and claims that the JV was not properly licensed by the Oregon Contractors Licensing Board, and therefore not eligible to file a lawsuit under Oregon law. An Oregon state court ruled in favor of the owner regarding the licensing issue and the Company appealed the decision.

The Oregon Court of Appeals subsequently ruled that the dispute should be settled in arbitration. That ruling has been upheld by the Oregon Supreme Court. The Company will proceed with arbitration and expects a full resolution of this matter to occur within the next twelve months. The Company believes it has a valid claim for the amount owed.

Unapproved Change Orders and Claims

As of November 30, 2006, revenue recognized on unapproved change orders was $0.4 million while there was no revenue recognized on claims. At May 31, 2006, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of $3.8 million and claims of $0.5 million.

Amounts disclosed for unapproved change orders and claims exclude amounts associated with contract disputes discussed previously. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers generally will not pay these amounts to Matrix Service until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Other

The Company and its subsidiaries are named as defendants in various other legal actions and are vigorously defending against each of them. In the opinion of management, none of such legal actions will have a material effect on the Company’s financial position, results of operations or liquidity.

Note 10 – Accumulated Other Comprehensive Income

At November 30, 2006, other comprehensive income and accumulated other comprehensive income consists of foreign currency translation adjustments related to operations in Canada. In fiscal 2006, other comprehensive income and accumulated other comprehensive income also included fair value adjustments of derivative instruments.

	Three Months Ended		Six Months Ended
	November 30, 2006	November 30, 2005	November 30, 2006	November 30, 2005
	(In thousands)		(In thousands)
Net income	$8,074	$2,168	$11,082	$2,543
Other comprehensive income	(250)	120	(275)	443

Comprehensive income	$7,824	$2,288	$10,807	$2,986

Note 11 – Earnings Per Common Share

Basic earnings per share (EPS) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee and director stock options, nonvested deferred shares and convertible securities. Stock options are considered antidilutive whenever the exercise price of the options exceed the average market price of the common stock during the period. Convertible debt is considered antidilutive whenever its interest (net of tax) per common share obtainable on conversion exceeds basic earnings per share. Dilutive convertible securities are calculated using the “if converted” method, in which all unconverted securities are assumed to be converted as of the beginning of the period. The “if converted” method also requires that any interest charges, net of tax, applicable to the securities be added back to net income for purposes of computing diluted earnings per share. Stock options, nonvested deferred shares, and convertible debt are considered antidilutive in the event of a net loss.

Nonvested deferred shares that vest based on performance conditions are included in diluted EPS at the beginning of the reporting period in which the performance conditions are satisfied. The treasury stock method is applied to determine the dilutive impact of nonvested deferred shares that vest based on the passage of time. There was no dilutive impact relating to nonvested deferred shares for the three and six month periods ending November 30, 2006.

Antidilutive options for the three and six-month periods ending November 30, 2006 were 238,104 and 368,081, respectively, and antidilutive options for the three and six month periods ending November 30, 2005 were 329,873 and 297,244, respectively. These options were not included in the calculation of diluted earnings per share.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The computation of basic and diluted EPS is as follows:

	Three Months Ended		Six Months Ended
	November 30, 2006	November 30, 2005	November 30, 2006	November 30, 2005
	(In thousands, except share and per share data)
Basic EPS:
Net income	$8,074	$2,168	$11,082	$2,543

Weighted average shares outstanding	23,004,171	19,537,664	22,252,486	18,477,718

Basic EPS	$0.35	$0.11	$0.50	$0.14

Diluted EPS:
Net income	$8,074	$2,168	$11,082	$2,543
Convertible notes interest expense (net of tax)	180	358	442	695

Adjusted net income	$8,254	$2,526	$11,524	$3,238

Weighted average shares outstanding - basic	23,004,171	19,537,664	22,252,486	18,477,718
Dilutive stock options	386,650	415,481	375,910	342,405
Dilutive convertible note shares	3,198,294	5,740,480	3,943,980	6,061,588

Dilutive weighted average shares	26,589,115	25,693,625	26,572,376	24,881,711

Diluted EPS	$0.31	$0.10	$0.43	$0.13

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Note 12 – Segment Information

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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Results of Operations

	Construction Services	Repair & Maintenance Services	Other	Combined Total
	(In thousands)
Three Months ended November 30, 2006
Gross revenues	$85,871	$83,383	$—	$169,254
Less: Inter-segment revenues	2,568	320	—	2,888

Consolidated revenues	83,303	83,063	—	166,366
Gross profit	9,372	12,530	—	21,902
Operating income (loss)	4,609	8,590	(46)	13,153
Income (loss) before income tax expense	4,487	8,180	(46)	12,621
Net income (loss)	2,945	5,157	(28)	8,074
Segment assets	93,561	82,739	20,014	196,314
Capital expenditures	1,921	1,173	378	3,472
Depreciation and amortization expense	896	677	—	1,573

Three Months ended November 30, 2005
Gross revenues	$50,589	$78,547	$—	$129,136
Less: Inter-segment revenues	2,186	172	—	2,358

Consolidated revenues	48,403	78,375	—	126,778
Gross profit	4,111	8,848	—	12,959
Operating income	1,297	4,060	—	5,357
Income before income tax expense	260	3,299	—	3,559
Net income	153	2,015	—	2,168
Segment assets	92,239	64,578	33,616	190,433
Capital expenditures	551	129	456	1,136
Depreciation and amortization expense	684	733	—	1,417

Six Months ended November 30, 2006
Gross revenues	$164,862	$133,811	$—	$298,673
Less: Inter-segment revenues	4,750	698	—	5,448

Consolidated revenues	160,112	133,113	—	293,225
Gross profit	17,819	17,390	—	35,209
Operating income (loss)	8,900	9,922	(46)	18,776
Income (loss) before income tax expense	8,198	9,479	(46)	17,631
Net income (loss)	5,172	5,938	(28)	11,082
Segment assets	93,561	82,739	20,014	196,314
Capital expenditures	4,193	1,935	649	6,777
Depreciation and amortization expense	1,695	1,336	—	3,031

Six Months ended November 30, 2005
Gross revenues	$114,834	$125,483	$—	$240,317
Less: Inter-segment revenues	4,216	327	—	4,543

Consolidated revenues	110,618	125,156	—	235,774
Gross Profit	10,552	12,590	—	23,142
Operating income	3,781	4,230	—	8,011
Income before income tax expense	1,289	2,884	—	4,173
Net income	786	1,757	—	2,543
Segment assets	92,239	64,578	33,616	190,433
Capital expenditures	1,169	218	688	2,075
Depreciation and amortization expense	1,384	1,480	—	2,864

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Segment Revenue from External Customers by Industry Type

	Construction Services	Repair & Maintenance Services	Total
	(In thousands)
Three Months Ended November 30, 2006
Downstream Petroleum Industry	$64,956	$78,191	$143,147
Power Industry	4,347	3,697	8,044
Other Industries (1)	14,000	1,175	15,175

Total	$83,303	$83,063	$166,366

Three Months Ended November 30, 2005
Downstream Petroleum Industry	$35,547	$74,126	$109,673
Power Industry	3,148	2,986	6,134
Other Industries (1)	9,708	1,263	10,971

Total	$48,403	$78,375	$126,778

Six Months Ended November 30, 2006
Downstream Petroleum Industry	$119,391	$126,502	$245,893
Power Industry	9,231	4,920	14,151
Other Industries (1)	31,490	1,691	33,181

Total	$160,112	$133,113	$293,225

Six Months Ended November 30, 2005
Downstream Petroleum Industry	$85,982	$117,069	$203,051
Power Industry	6,692	5,855	12,547
Other Industries (1)	17,944	2,232	20,176

Total	$110,618	$125,156	$235,774

(1)	Other Industries consists primarily of liquefied natural gas, wastewater, food and beverage, manufacturing and paper industries.

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

As of November 30, 2006, revenue recognized on unapproved change orders was $0.4 million while there was no revenue recognized on claims. At May 31, 2006, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of $3.8 million and claims of $0.5 million. Historically, our collections for unapproved change orders and other claims have approximated the amount of revenue recognized.

The following table provides a rollforward of revenue recognized on claims and unapproved change orders. Amounts disclosed for unapproved change orders exclude amounts associated with certain contract disputes disclosed in Note 9 – Contingencies.

	Claims for Unapproved Change Orders	Other Claims	Total
	(In thousands)
Balance at May 31, 2006	$3,845	$523	$4,368
Additions	401	—	401
Collections	(3,466)	(492)	(3,958)
Loss	(379)	(31)	(410)

Balance at November 30, 2006	$401	$—	$401

Balance at May 31, 2005	$208	$383	$591
Additions	191	79	270
Collections	(333)	(141)	(474)
Loss	(25)	—	(25)

Balance at November 30, 2005	$41	$321	$362

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

Legal costs are expensed as incurred.

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. As of November 30, 2006 and May 31, 2006, insurance reserves totaling $5.1 million and $6.4 million, respectively, are reflected on our balance sheet. These amounts represent our best estimate of our ultimate obligations for asserted claims plus claims incurred but not yet reported at the balance sheet date. We establish specific reserves for claims using a case by case evaluation of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. Additionally, the actual results of claim settlements could differ from the amounts estimated.

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

Management utilizes a discounted cash flow analysis to determine the estimated fair value of our reporting units. Judgments and assumptions related to revenue, gross margins, operating expenses, interest, capital expenditures, cash flow and market assumptions are inherent in these estimates. As a result, use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and could ultimately result in the recognition of impairment charges in the financial statements. We utilize various assumption scenarios and assign probabilities to each of these scenarios in our discounted cash flow analysis. The results of the discounted cash flow analysis are then compared to the carrying value of the reporting unit.

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

New Accounting Standard

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for our fiscal year beginning June 1, 2007. We are in the process of evaluating this guidance and therefore have not yet determined the impact that FIN 48 will have on our financial statements upon adoption.

Results of Operations

Overview

The Company has two reportable segments, Construction Services and Repair and Maintenance Services. The majority of the work for both segments is performed in the United States with a minimal amount occurring in Canada.

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

Three Months Ended November 30, 2006 Compared to Three Months Ended November 30, 2005

Consolidated

Consolidated revenues were $166.4 million in fiscal 2007, an increase of $39.6 million, or 31.2%, from consolidated revenues of $126.8 million for fiscal 2006. This improvement in consolidated revenues resulted from a $34.9 million increase in Construction Services revenues combined with an increase of $4.7 million in Repair and Maintenance Services revenues.

Consolidated gross profit increased from $13.0 million in fiscal 2006 to $21.9 million during fiscal 2007. This improvement of $8.9 million, or 69.0%, in gross profit was due to the 31.2% increase in revenues combined with improved margins. Consolidated gross margins increased from 10.2% in fiscal 2006 to 13.2% in fiscal 2007 due to higher margins in both the Construction Services (which increased to 11.3% in the current year versus 8.5% in the second quarter of the prior year) and Repair and Maintenance Services (which increased to 15.1% in the current year versus 11.3% in the second quarter of the prior year) segments. In addition, the larger consolidated revenue base allowed for more efficient absorption of fixed costs.

Consolidated SG&A expenses were $8.7 million during fiscal 2007 compared to $7.5 million for fiscal 2006. This increase of $1.2 million was primarily due to employee related expenses resulting from additional staff hired at the start of fiscal year 2007 to take advantage of a strong market combined with additional expense related to the fair value recognition provisions in SFAS 123(R) Accounting for Stock-Based Compensation. Partially offsetting this increase was a decline in legal costs as the Company has settled a majority of its contract disputes. SG&A expense as a percentage of revenue decreased to 5.2% in fiscal 2007 compared to 5.9% in the prior fiscal year primarily as a result of the 31.2% increase in revenues.

Interest expense decreased to $0.7 million during fiscal 2007 as compared to $2.6 million in fiscal 2006. This sharp decline was primarily due to reductions in our debt outstanding. Current year expense is primarily related to the amortization of prepaid interest on the convertible notes and interest on the revolving facility.

Other income in fiscal 2006 of $0.8 million resulted from gains on the sale of assets identified during the restructuring effort. Other income in fiscal 2007 of $0.2 million consists of miscellaneous non-operating items.

Income before income tax expense increased to $12.6 million in fiscal 2007 from $3.6 million in fiscal 2006. This $9.0 million improvement was due to higher gross profit combined with less interest expense, partially offset by higher SG&A expense in fiscal 2007 and larger gains recognized on the sale of assets in fiscal 2006.

The effective tax rates for fiscal 2007 and fiscal 2006 were 36.0% and 39.1%, respectively. The decrease in the fiscal 2007 rate was attributable to the utilization of losses on disputed contracts, which had been reserved as a valuation allowance in previous years.

Net income for fiscal 2007 improved to $8.1 million, or $0.31 per fully diluted share, versus net income in fiscal 2006 of $2.2 million, or $0.10 per fully diluted share.

Construction Services

Construction Services’ revenues during fiscal 2007 were $83.3 million, compared to $48.4 million in the prior fiscal year, an increase of $34.9 million, or 72.1%. This improvement was primarily due to a revenue increase of $29.4 million from the Downstream Petroleum Industry, which continues to invest aggressively in additional facilities. In addition, Other Industries increased $4.3 million while the Power Industry improved $1.2 million.

Gross profit increased from $4.1 million in fiscal 2006 to $9.4 million during fiscal 2007, an increase of 128.0%. The increase was driven by the 72.1% increase in revenues combined with improved margins. Construction Services gross margins grew from 8.5% in fiscal 2006 to 11.3% during fiscal 2007. This improvement was attributable to a robust market environment, effective project execution and a continued focus by the Company to manage its contractual risks, while at the same time working with our customers to meet their strategic objectives.

Operating income and income before income tax expense increased to $4.6 million and $4.5 million in fiscal 2007 from $1.3 million and $0.3 million produced in fiscal 2006. This improvement was directly related to the benefit of additional revenues and higher gross margins combined with lower interest expense.

Repair and Maintenance Services

Revenues from Repair and Maintenance Services increased $4.7 million, or 6.0%, from $78.4 million during fiscal 2006 to $83.1 million in fiscal 2007. This improvement resulted from increased revenues from the Downstream Petroleum Industry of $4.1 million and the Power Industry of $0.7 million. Partially offsetting this improvement was a decline to Other Industries of $0.1 million.

Gross margins of 15.1% for fiscal 2007 were higher than gross margins of 11.3% in fiscal 2006 due to the inclusion of higher margin Downstream Petroleum Industry projects combined with the benefit of higher revenue volumes relative to its overall fixed cost structure. Gross profit also improved from $8.8 million in fiscal 2006 to $12.5 million in fiscal 2007 due to the 6.0% increase in revenues combined with improved margins on Downstream Petroleum Industry projects.

Operating income and income before income tax expense increased to $8.6 million and $8.2 million in fiscal 2007 compared to $4.1 million and $3.3 million produced in fiscal 2006. This improvement was primarily due to higher revenues and improved margins combined with reduced interest expense.

Six Months Ended November 30, 2006 Compared to Six Months Ended November 30, 2005

Consolidated

Consolidated revenues were $293.2 million in fiscal 2007, an increase of $57.4 million, or 24.4%, from consolidated revenues of $235.8 million for fiscal 2006. This improvement in consolidated revenues resulted from a $49.5 million increase in Construction Services revenues combined with an increase of $7.9 million in Repair and Maintenance Services revenues.

Consolidated gross profit increased from $23.1 million in fiscal 2006 to $35.2 million during fiscal 2007. This improvement of $12.1 million, or 52.1%, in gross profit was due to the 24.4% increase in revenues combined with improved margins. Consolidated gross margins increased from 9.8% in fiscal 2006 to 12.0% in fiscal 2007 due to higher margins in both the Construction Services (which increased to 11.1% in the current year versus 9.5% in the prior year) and Repair and Maintenance Services (which increased to 13.1% in the current year versus 10.1% in the prior year) segments. In addition, the larger consolidated revenue base allowed for further absorption of fixed costs.

Consolidated SG&A expenses were $16.4 million during fiscal 2007 compared to $14.7 million for fiscal 2006. This increase of $1.7 million was primarily related to employee related expenses resulting from additional staff hired at the beginning of fiscal year 2007 to take advantage of a strong market combined with additional expense related to the fair value recognition provisions in SFAS 123(R) Accounting for Stock-Based Compensation. Partially offsetting this increase was a decline in legal costs as the Company has settled most of its contract disputes. SG&A expense as a percentage of revenue decreased to 5.6% in fiscal 2007 compared to 6.2% in the prior fiscal year primarily as a result of the 24.4% increase in revenues.

Restructuring charges in fiscal 2006 of $0.4 million relate primarily to professional fees and employee severance costs associated with the restructuring program that began in the fourth quarter of fiscal 2005 in response to liquidity issues and the Company’s financial results. Since the restructuring was essentially complete at May 31, 2006 there were only minimal restructuring charges in fiscal 2007. The details of this program are discussed further in Note 3.

Interest expense decreased to $1.5 million during fiscal 2007 as compared to $5.4 million in fiscal 2006. This sharp decline was primarily due to reductions in our debt outstanding. Current year expense is primarily related to the amortization of prepaid interest on the convertible notes and interest on the revolving facility.

Other income in fiscal 2006 of $1.6 million resulted from gains on the sale of assets identified during the restructuring effort. Other income in fiscal 2007 of $0.3 million consists of miscellaneous non-operating items.

Income before income tax expense increased to $17.6 million in fiscal 2007 from $4.2 million in fiscal 2006. This $13.4 million improvement was due to higher gross profit combined with less interest expense, partially offset by higher SG&A expense in fiscal 2007 and larger gains on the sale of assets in fiscal 2006.

The effective tax rates for fiscal 2007 and fiscal 2006 were 37.1% and 39.1%, respectively. The decrease in the fiscal 2007 rate was attributable to the utilization of losses on disputed contracts, which had been reserved as a valuation allowance in previous years.

Net income for fiscal 2007 improved to $11.1 million, or $0.43 per fully diluted share, versus net income in fiscal 2006 of $2.5 million, or $0.13 per fully diluted share.

Construction Services

Construction Services’ revenues during fiscal 2007 were $160.1 million, compared to $110.6 million in the prior fiscal year, an increase of $49.5 million, or 44.7%. This improvement was primarily due to a revenue increase of $33.4 million from the Downstream Petroleum Industry, which continues to invest aggressively in additional facilities. In addition, Other Industries increased $13.6 million while the Power Industry improved $2.5 million.

Gross profit increased from $10.6 million in fiscal 2006 to $17.8 million during fiscal 2007, an increase of 68.9%. The increase was driven by the 44.7% increase in revenues combined with improved margins. Construction Services gross margins grew from 9.5% in fiscal 2006 to 11.1% during fiscal 2007. This improvement occurred in all industries and was due to a robust market environment, effective project execution and a continued focus by the Company to manage its contractual risks, while at the same time working with our customers to meet their strategic objectives.

Operating income and income before income tax expense increased to $8.9 million and $8.2 million in fiscal 2007 from $3.8 million and $1.3 million produced in fiscal 2006. This improvement was directly related to the benefit of additional revenues and higher gross margins combined with lower interest expense.

Repair and Maintenance Services

Revenues from Repair and Maintenance Services increased $7.9 million, or 6.4%, from $125.2 million during fiscal 2006 to $133.1 million in fiscal 2007. This improvement resulted from increased revenues from the Downstream Petroleum Industry, which grew $9.4 million. Partially offsetting this improvement were declines in the Power Industry of $0.9 million and Other Industries of $0.6 million.

Gross margins of 13.1% for fiscal 2007 were higher than gross margins of 10.1% in fiscal 2006 due primarily to the inclusion of higher margin Downstream Petroleum Industry projects combined with the benefit of higher revenue volumes relative to its overall fixed cost structure. Gross profit also improved from $12.6 million in fiscal 2006 to $17.4 million in fiscal 2007 due to the 6.4% increase in revenues combined with improved margins on Downstream Petroleum Industry projects.

Operating income and income before income tax expense increased to $9.9 million and $9.5 million in fiscal 2007 from $4.2 million and $2.9 million produced in fiscal 2006. This improvement was primarily due to higher revenues and improved margins combined with reduced interest expense.

Backlog

Backlog includes the remaining revenue to be recognized on contracts that we consider firm. Contracts with lump sum or cost plus pricing terms with a defined scope are normally included in backlog. As the contract value of time and material contracts is not firm, those contracts are normally excluded from backlog unless the contract includes a minimum contract value. Other than one significant project to construct liquefied natural gas tanks, we expect virtually all of the projects comprising our backlog to be completed within twelve months. Because many of our contracts are performed within short time periods after receipt of an order and as backlog amounts exclude signed time and materials contracts, we do not believe that our level of backlog at the end of any given period is a precise indicator of our future revenues, especially for our Repair and Maintenance Services segment.

The following provides a rollforward of our backlog from May 31, 2006 to November 30, 2006:

	Construction Services	Repair & Maintenance Services	Total
	(In thousands)
Backlog as of May 31, 2006	$230,117	$18,331	$248,448
New backlog awarded	219,628	43,553	263,181
Revenue recognized on contracts in backlog	(146,695)	(39,356)	(186,051)
Backlog canceled	(2,703)	(1,368)	(4,071)

Backlog as of November 30, 2006	$300,347	$21,160	$321,507

The following reconciles revenue recognized on contracts in backlog to total revenue for the first six months of fiscal 2007:

	Construction Services		Repair & Maintenance Services		Total
	(In thousands, except percentages)
Revenue recognized on contracts in backlog	$146,695	91.6%	$39,356	29.6%	$186,051	63.4%
Revenue recognized on contracts not in backlog	13,417	8.4%	93,757	70.4%	107,174	36.6%

Total revenue recognized	$160,112	100.0%	$133,113	100.0%	$293,225	100.0%

Non-GAAP Financial Measure

EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our consolidated statements of operations entitled “net income” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions, that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•	It does not include interest expense. Because we have borrowed money to finance our operations, interest expense is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations.

•	It does not include income taxes. Because the payment of income taxes is a necessary and ongoing part of our operations, any measure that excludes income taxes has material limitations.

•	It does not include depreciation and amortization expense. Because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes depreciation and amortization expense has material limitations.

A reconciliation of EBITDA to net income follows:

	Three Months Ended		Six Months Ended
	November 30, 2006	November 30, 2005	November 30, 2006	November 30, 2005
	(In thousands)		(In thousands)
Net income	$8,074	$2,168	$11,082	$2,543
Interest expense, net	730	2,636	1,447	5,406
Provision for income taxes	4,547	1,391	6,549	1,630
Depreciation and amortization	1,573	1,417	3,031	2,864

EBITDA	$14,924	$7,612	$22,109	$12,443

Financial Condition & Liquidity

Historically, Matrix Service has financed its operations with cash from operations and from advances under its revolving credit facility and recently from convertible debt and the private placement of common stock. Cash and cash equivalents totaled approximately $5.1 million at November 30, 2006 and approximately $8.6 million at May 31, 2006. In the six months ended November 30, 2006, investing activities used $6.6 million of cash while operations provided $2.9 million of cash and financing activities provided $0.4 million of cash.

Accounts receivable increased $16.2 million, or 25.3%, when comparing the balance of $80.3 million at November 30, 2006 to the balance of $64.1 million at May 31, 2006. This increase is primarily due to increased revenues in the second quarter of fiscal 2007 and increased billings at the start of certain projects.

Contract dispute receivables decreased from $11.7 million at May 31, 2006 to $1.0 million at November 30, 2006. This decrease is primarily due to collections of disputed balances.

Costs and estimated earnings in excess of billings on uncompleted contracts increased from $24.5 million at May 31, 2006 to $27.2 million at November 30, 2006. The $2.7 million increase is a result of a higher volume of work in both our Construction Services and Repair and Maintenance segments. Matrix Service’s net cost in excess of billings decreased $6.0 million as billings in excess of costs rose $8.7 million.

Deferred tax assets decreased $2.2 million from $2.8 million at May 31, 2006 to $0.6 million at November 30, 2006. The decrease is primarily due to the current year deductibility of reserves that had been previously established relating to the contract dispute receivables.

Accounts payable were $35.4 million as of November 30, 2006, as compared to $47.1 million as of May 31, 2006. The decline in the payables balance of $11.7 million, or 24.8%, is due to revenues in the second quarter of fiscal 2007 including more turnaround projects leading to greater employee related expenses versus the fourth quarter of fiscal 2006, which included more material intensive construction projects leading to increased payables.

Billings on uncompleted contracts in excess of costs and estimated earnings increased from $12.1 million at May 31, 2006 to $20.8 million at November 30, 2006. The $8.7 million increase was the result of increased billings at the start of certain projects as allowed under the terms of our contracts, primarily in the Construction Services segment.

At November 30, 2006 and May 31, 2006, debt consisted of the following:

	November 30, 2006	May 31, 2006
	(In thousands)
Debt outstanding:
Senior credit facility - revolver	$—	$—
Convertible notes	15,000	25,000

Total debt	$15,000	$25,000

Senior Credit Facility

Effective November 30, 2006, the Company entered into a Second Amended and Restated Credit Agreement (Credit Agreement), which provides for a five-year, $75 million senior revolving credit facility (New Credit Facility). The Company may elect to increase the total capacity under the Credit Agreement up to $100 million, with the lender’s approval. The Credit Agreement is guaranteed by substantially all of the Company’s subsidiaries and is secured by a lien on substantially all of the Company’s assets. The New Credit Facility replaced a $50 million senior revolving credit facility that would have expired in December 2008.

The New Credit Facility may be used for working capital, issuance of letters of credit or other lawful corporate purposes. The Credit Agreement contains customary affirmative and negative covenants that place certain restrictions on the Company. These covenants place certain limitations on the Company including limits on new debt and operating and capital lease obligations and restrictions on capital expenditures, asset sales and certain distributions. Significant financial covenants include the following:

•	Senior Leverage Ratio not to exceed 2.50 to 1.00;

•	Asset Coverage Ratio to be greater than 1.45 to 1.00;

•	Fixed Charge Coverage Ratio to be greater than 1.25 to 1.00; and

•	Tangible Net Worth must be greater than the sum of $55.6 million plus 75% of positive net income after August 31, 2006 and the net proceeds from the sale of any equity securities.

At the Company’s option, amounts borrowed under the New Credit Facility will bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The Alternate Base Rate is the greater of the Prime Rate or the Fed Funds Effective Rate, plus 0.5%. The additional margin ranges from 0.00% to 0.75% on the Alternate Base Rate loans and 1.50% to 2.25% on LIBOR-based loans. From the closing date through the quarterly reporting date in January 2007, the Company is at the lowest interest rate tier for LIBOR and Alternate Base Rate loans.

At closing on November 30, 2006, no loans were outstanding under the New Credit Facility; however, the Company had utilized $11.0 million for letters of credit. The remaining $64.0 million is available and subject to an unused fee of 0.25%.

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

The convertible notes were issued under a securities purchase agreement among the Company and certain investors, and bear interest at a rate of 7% per year. Beginning on June 30, 2007, the convertible notes will bear interest at a rate of 5% per year if certain conditions defined in the registration rights agreement are met. The notes are convertible into shares of the Company’s common stock at an initial conversion price of $4.69 per share, subject to adjustment for stock dividends, stock splits or other matters as provided for in the securities purchase agreement. An initial interest pre-payment of $4.2 million was made on April 25, 2005 for the period to and including April 25, 2007. Prepaid interest of $0.4 million is included in prepaid assets at November 30, 2006. Interest is payable in arrears on each March 31, June 30, September 30 and December 31, beginning on June 30, 2007, through the date of maturity.

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

In fiscal 2006, $5.0 million of the convertible notes were converted by note holders into 1,002,275 shares of the Company’s Common Stock and in fiscal 2007, an additional $10.0 million of the convertible notes were converted into 2,091,539 shares. As of November 30, 2006, $15.0 million of the convertible notes remained outstanding.

Acquisition Payable

As part of an acquisition in fiscal 2003, the Company entered into an acquisition payable for a portion of the purchase price. The acquisition payable is recorded at $4.5 million at November 30, 3006 and is accreted for the change in its present value each period utilizing a 5.1% effective interest rate. Payments related to the acquisition payable are due annually on March 7, with $1.9 million due in 2007 and $2.8 million due in 2008.

Capital Expenditures

Cash capital expenditures during the six months ended in November 30, 2006 totaled approximately $6.8 million. In addition, the Company routinely acquires assets utilizing capital leases. Assets acquired under capital leases totaled $0.2 million in the six months ended November 30, 2006 and are not included in the cash capital expenditure number above. The Company now expects capital expenditures for fiscal 2007 to range from $12.0 million to $15.0 million. This is due to capital required to support future growth as well as cash required for the expected purchase of a regional operating facility, which we are currently leasing.

Even with the anticipated increase in capital spending, the Company believes that cash on hand, cash from future operations and borrowing capacity under the senior credit facility will be sufficient to support operations and future capital requirements.

Outlook

The market environment in the Downstream Petroleum Industry continues to fuel our Company’s improving performance. Our backlog of $322 million is approximately 80% within this industry. Based upon these trends, we are again raising our revenue guidance for the full fiscal year to the range of $560 million to $580 million from the previous disclosed range of $510 million to $540 million. We will continue a disciplined contracting strategy aimed at improving profit margins and reducing risk. While there will always be risk in the projects we execute, we are confident in our ability to manage those risks and are therefore also raising our gross profit margin guidance to the range of 11.0% to 12.0% from the previously targeted range of 10.5% to 11.0%.

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

These forward-looking statements may include, among others, such things as:

•	amounts and nature of future revenues and gross margins from our Construction Services segment and Repair and Maintenance Services segment;

•	our ability to generate sufficient cash from operations, borrow under our Credit Agreement or raise cash in order to meet our short- and long-term capital requirements;

•	our ability to continue to comply with the financial covenants in our credit agreements;

•	the adequacy of our reserves for contingencies and insurance losses;

•	the likely impact of new or existing regulations on the demand for our services; and

•	expansion and other development trends of the industries we serve.

These statements are based on certain assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in our Form 10-K for the fiscal year ended May 31, 2006 and listed from time to time in our filings with the Securities and Exchange Commission;

•	a slowdown in capital investment in the energy sector in general and the Downstream Petroleum Industry in particular;

•	general economic, market or business conditions;

•	changes in laws or regulations; and

•	other factors, most of which are beyond our control.

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

IT EM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk faced by us from those reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006, filed with the Securities and Exchange Commission. For more information on market risk, see Part II, Item 7A in our 2006 Annual Report on Form 10-K.

ITE M 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2006. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended November 30, 2006.

PART I I

OTHER INFORMATION

ITEM 1. Leg al Proceedings

For information regarding legal proceedings, see Note 9 in Item 1 of Part 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Part II, Item 1.

ITE M 1A. Risk Factors

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

The Company intends to utilize these purchased treasury shares solely for the satisfaction of stock issuance under the 1990, 1991 and 2004 Stock Plans and the 1995 Nonemployee Directors Stock Option Plan:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Shares That May Yet Be Purchased Under the Plans or Programs
September 1 - 30, 2006	—	$—	2,116,800	1,330,706
October 1 - 31, 2006	—	$—	2,116,800	1,330,706
November 1 - 30, 2006	—	$—	2,116,800	1,330,706

Total	—	$—	2,116,800	1,330,706

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

ITEM  3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held in Tulsa, Oklahoma at 10:30 a.m. local time on Monday, October 23, 2006. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement, and all nominees were elected.

Out of a total of 22,990,396 shares of the Company’s common stock outstanding and entitled to vote, 21,389,517 shares were present at the meeting in person or by proxy, representing approximately 93.0 percent. Matters voted upon at the meeting were as follows:

•	Five directors to serve on the Company’s Board of Directors. Messers. Hall, Hendrix, Lackey, Maxwell and Tippeconnic were elected to serve until the 2007 Annual Meeting. The vote tabulation with respect to each nominee was as follows:

Nominee	For	Authority Withheld
Michael J. Hall	21,227,905	161,612
I. Edgar (Ed) Hendrix	21,294,313	95,204
Paul K. Lackey	21,294,313	95,204
Tom E. Maxwell	21,336,197	53,320
David J. Tippeconnic	21,337,205	52,312

•	Ratified the appointment of Deloitte & Touche, LLP as the Company’s independent registered public accounting firm for fiscal 2007.

Number of Votes Cast
For	Against	Abstain	Broker Non-Votes
21,361,061	21,032	7,424	—

•	Approved the Amendment and Restatement of the Company’s 2004 Stock Option Plan.

Number of Votes Cast
For	Against	Abstain	Broker Non-Votes
16,693,247	1,003,578	26,721	3,665,971

•	Approved an increase in the authorized number of shares of the Company’s Common Stock from 30,000,000 shares to 60,000,000 shares.

Number of Votes Cast
For	Against	Abstain	Broker Non-Votes
21,138,605	241,555	9,357	—

ITEM 5. Other I nformation

Not applicable

I TEM 6. Exhibits:

Exhibit 3:	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (previously filed as Appendix A to the Company’s 2006 Proxy Statement, and incorporated by reference herein).

Exhibit 10.1:	Matrix Service Company 2004 Stock Incentive Plan (previously filed as Appendix B to the Company’s 2006 Proxy Statement filed on September 15, 2006, and incorporated by reference herein).

Exhibit 10.2:	Amendment 1 to Matrix Service Company 2004 Stock Incentive Plan (previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on October 4, 2006, and incorporated by reference herein).

Exhibit 10.3:	First Amendment to Amended and Restated Credit Agreement (previously files as Exhibit 10 to the Company’s Current Report on Form 8-K filed on October 19, 2006, and incorporated by reference herein).

Exhibit 10.4:	Second Amended and Restated Credit Agreement dated as of November 30, 2006 (previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on December 6, 2006, and incorporated by reference herein).

Exhibit 10.5:	Form of Restricted Stock Award Agreement for Non-employee Directors (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 27, 2006, and incorporated by reference herein).

Exhibit 10.6:	Form of Restricted Stock Award Agreement for Employees pursuant to 2004 Stock Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 27, 2006, and incorporated by reference herein).

Exhibit 10.7:	Matrix Service Company Deferred Compensation Plan for Members of the Board of Directors (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 27, 2006, and incorporated by reference herein).

Exhibit 10.8:	Form of Severance Agreement (previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 27, 2006, and incorporated by reference herein).

Exhibit 10.9:	Form of Management Retention Agreement (previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 27, 2006, and incorporated by reference herein).

Exhibit 10.10:	Amendment to Award Agreements dated October 23, 2006, between the Company and Hugh E. Bradley (previously filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 27, 2006, and incorporated by reference herein).

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) - CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) - CFO.

Si gnature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date: January 4, 2007	By:
George L. Austin Vice President-Finance and Chief Financial Officer signing on behalf of the registrant and as the registrant’s chief accounting officer.

EXHIBIT INDEX

Exhibit 3:	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (previously filed as Appendix A to the Company’s 2006 Proxy Statement, and incorporated by reference herein).

Exhibit 10.1:	Matrix Service Company 2004 Stock Incentive Plan (previously filed as Appendix B to the Company’s 2006 Proxy Statement filed on September 15, 2006, and incorporated by reference herein).

Exhibit 10.2:	Amendment 1 to Matrix Service Company 2004 Stock Incentive Plan (previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on October 4, 2006, and incorporated by reference herein).

Exhibit 10.3:	First Amendment to Amended and Restated Credit Agreement (previously files as Exhibit 10 to the Company’s Current Report on Form 8-K filed on October 19, 2006, and incorporated by reference herein).

Exhibit 10.4:	Second Amended and Restated Credit Agreement dated as of November 30, 2006 (previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on December 6, 2006, and incorporated by reference herein).

Exhibit 10.5:	Form of Restricted Stock Award Agreement for Non-employee Directors (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 27, 2006, and incorporated by reference herein).

Exhibit 10.6:	Form of Restricted Stock Award Agreement for Employees pursuant to 2004 Stock Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 27, 2006, and incorporated by reference herein).

Exhibit 10.7:	Matrix Service Company Deferred Compensation Plan for Members of the Board of Directors (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 27, 2006, and incorporated by reference herein).

Exhibit 10.8:	Form of Severance Agreement (previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 27, 2006, and incorporated by reference herein).

Exhibit 10.9:	Form of Management Retention Agreement (previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 27, 2006, and incorporated by reference herein).

Exhibit 10.10:	Amendment to Award Agreements dated October 23, 2006, between the Company and Hugh E. Bradley (previously filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 27, 2006, and incorporated by reference herein).

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.