Form 10-Q
period 2007-02-28
MATRIX SERVICE CO
filed 2007-04-05
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2007

or

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

As of April 4, 2007, there were 25,751,059 shares of the Company’s common stock, $0.01 par value per share, issued and 24,266,473 shares outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Matrix Service Company

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006
	(unaudited)		(unaudited)
Revenues	$168,700	$119,575	$461,925	$355,349
Cost of revenues	149,776	107,910	407,792	320,542

Gross profit	18,924	11,665	54,133	34,807
Selling, general and administrative expenses	8,253	7,048	24,640	21,742
Impairment and abandonment costs	—	—	—	70
Restructuring	—	236	46	603

Operating income	10,671	4,381	29,447	12,392
Other income (expense):
Interest expense	(475)	(1,537)	(1,980)	(6,952)
Interest income	79	46	137	55
Other	(24)	4	278	1,572

Income before income taxes	10,251	2,894	27,882	7,067
Provision for federal, state and foreign income taxes	4,101	1,123	10,650	2,753

Net income	$6,150	$1,771	$17,232	$4,314

Basic earnings per common share	$0.27	$0.09	$0.76	$0.22
Diluted earnings per common share	$0.24	$0.08	$0.67	$0.21
Weighted average common shares outstanding:
Basic	23,103,367	20,805,535	22,532,996	19,245,130
Diluted	26,787,536	26,560,079	26,622,944	25,442,564

See accompanying notes.

Matrix Service Company

Consolidated Balance Sheets

(In thousands)

	February 28, 2007	May 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,002	$8,585
Receivables, less allowances (February 28, 2007—$217 and May 31, 2006—$190)	89,522	64,061
Contract disputes receivable	975	11,668
Costs and estimated earnings in excess of billings on uncompleted contracts	38,992	24,538
Prepaid expenses	3,496	5,581
Inventories	5,980	4,738
Income tax receivable	—	104
Deferred income taxes	783	2,831
Assets held for sale	809	809

Total current assets	147,559	122,915

Property, plant and equipment at cost:
Land and buildings	23,205	23,100
Construction equipment	37,009	31,081
Transportation equipment	12,939	10,921
Furniture and fixtures	9,400	8,658
Construction in progress	2,854	2,392

	85,407	76,152
Accumulated depreciation	(42,319)	(38,712)

	43,088	37,440
Goodwill	23,302	23,442
Other assets	7,303	4,479

Total assets	$221,252	$188,276

See accompanying notes.

Matrix Service Company

Consolidated Balance Sheets

(In thousands, except share data)

	February 28, 2007	May 31, 2006
	(unaudited)
Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$44,307	$47,123
Billings on uncompleted contracts in excess of costs and estimated earnings	23,115	12,078
Accrued insurance	5,372	6,408
Other accrued expenses	17,457	12,436
Income tax payable	1,432	—
Current capital lease obligation	499	406
Current portion of acquisition payable	1,878	1,808

Total current liabilities	94,060	80,259
Deferred income taxes	3,451	3,502
Long-term capital lease obligation	435	538
Long-term acquisition payable	2,678	2,578
Convertible notes	15,000	25,000

Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 24,686,782 and 22,595,243 shares issued as of February 28, 2007 and May 31, 2006	247	226
Additional paid-in capital	87,532	75,855
Retained earnings	21,512	4,316
Accumulated other comprehensive income	403	814

	109,694	81,211
Less: Treasury stock, at cost – 1,486,586 and 1,731,386 shares as of February 28, 2007 and May 31, 2006	(4,066)	(4,812)

Total stockholders’ equity	105,628	76,399

Total liabilities and stockholders’ equity	$221,252	$188,276

See accompanying notes.

Matrix Service Company

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	February 28, 2007	February 28, 2006
	(unaudited)
Operating activities:

Net income	$17,232	$4,314
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	4,695	4,292
Impairment loss	—	70
Deferred income tax	1,997	1,888
Gain on sale of property, plant and equipment	(139)	(1,570)
Allowance for uncollectible accounts	39	470
Stock-based compensation expense	947	—
Accretion on acquisition payable	170	213
Amortization of debt issuance costs	303	2,572
Amortization of prepaid interest	910	1,454
Changes in operating assets and liabilities increasing (decreasing) cash
Receivables	(14,807)	12,439
Costs and estimated earnings in excess of billings on uncompleted contracts	(14,454)	1,762
Inventories	(1,242)	(554)
Prepaid expenses and other assets	(2,702)	328
Accounts payable	(3,415)	(6,679)
Billings on uncompleted contracts in excess of costs and estimated earnings	11,037	5,689
Accrued expenses	3,985	(2,123)
Income tax receivable/payable	1,536	1,469
Other	—	(3)

Net cash provided by operating activities	6,092	26,031

Investing activities:

Acquisition of property, plant and equipment	(9,436)	(3,291)
Proceeds from asset sales	217	6,956

Net cash provided (used) by investing activities	$(9,219)	$3,665

Matrix Service Company

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Nine Months Ended
	February 28, 2007	February 28, 2006
	(unaudited)
Financing activities:
Advances under bank credit facility	$98,345	$102,586
Repayments of bank credit facility	(98,345)	(145,265)
Payment of credit facility refinancing fees	(145)	(930)
Capital lease payments	(408)	(301)
Issuances of common stock	1,210	15,282
Repayment of acquisition payable	—	(382)
Tax benefit of exercised stock options	1,131	—

Net cash provided (used) by financing activities	1,788	(29,010)

Effect of exchange rate changes on cash	(244)	253

Net increase (decrease) in cash and cash equivalents	(1,583)	939
Cash and cash equivalents, beginning of period	8,585	1,496

Cash and cash equivalents, end of period	$7,002	$2,435

Supplemental disclosure of cash flow information:
Net cash (paid) received during the period for:
Income taxes	$(5,982)	$623

Interest	$(613)	$(2,879)

Non-cash investing and financing activities:
Equipment acquired through capital leases	$397	$—

Purchases of property, plant and equipment on account	$1,310	$—

Conversion of convertible notes	$10,000	$5,000

See accompanying notes.

Matrix Service Company

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Total
					Translation	Derivative
Balances, May 31, 2006	$226	$75,855	$4,316	$(4,812)	$814	$—	$76,399
Net income	—	—	17,232	—	—	—	17,232
Other comprehensive income
Translation adjustment	—	—	—	—	(411)	—	(411)

Comprehensive income							16,821
Conversion of convertible notes (2,091,539 shares)	21	9,099	—	—	—	—	9,120
Exercise of stock options (244,800 shares)	—	500	(36)	746	—	—	1,210
Stock based compensation expense	—	947	—	—	—	—	947
Tax benefit of exercised stock options	—	1,131	—	—	—	—	1,131

Balances, February 28, 2007	$247	$87,532	$21,512	$(4,066)	$403	$—	$105,628

Balances, May 31, 2005	$193	$56,322	$(3,307)	$(5,201)	$44	$(66)	$47,985
Net income	—	—	4,314	—	—	—	4,314
Other comprehensive income
Translation adjustment	—	—	—	—	568	—	568
Derivative activity	—	—	—	—	—	46	46

Comprehensive income							4,928
Conversion of convertible notes (1,002,275 shares)	10	4,291	—	—	—	—	4,301
Issuance of additional common stock (2,307,692 shares)	23	14,859	—	—	—	—	14,882
Exercise of stock options (129,164 shares)	—	74	(27)	353	—	—	400
Tax benefit of exercised stock options	—	263	—	—	—	—	263

Balances, February 28, 2006	$226	$75,809	$980	$(4,848)	$612	$(20)	$72,759

See accompanying notes.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

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

The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2006, included in the Company’s Annual Report on Form 10-K for the year then ended. Matrix Service’s business is cyclical due to the scope and timing of projects released by its customer base. In addition, Matrix Service generates a significant portion of its revenues under a comparatively few major contracts, which often do not commence or terminate in the same period from one year to the next. Accordingly, results for any interim period may not necessarily be indicative of future operating results.

New Accounting Standards

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement establishes a framework for fair value measurements in the financial statements by providing a definition of fair value, providing guidance on the methods used to estimate fair value and expanding disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is generally applied prospectively. We have not yet assessed the impact of SFAS No. 157 on our financial statements.

Note 2 – Stock Based Compensation

Accounting for Stock Based Compensation

Prior to June 1, 2006, the Company accounted for stock options granted under its stock-based compensation plans (“Plans”) pursuant to the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Therefore, compensation cost for stock options was not recognized in the Consolidated Statements of Operations for the three and nine months ended February 28, 2006, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Effective June 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective method. Under this method, compensation cost is recognized for all share-based awards over the requisite service period. Results for prior periods have not been restated. Total stock-based compensation expense for the three and nine months ended February 28, 2007 was $0.5 million and $0.9 million, respectively. Measured but unrecognized stock-based compensation expense at February 28, 2007 was $5.1 million, which is expected to be recognized as expense over a weighted average period of 2.3 years.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

As a result of adopting SFAS No. 123(R), the Company’s net income for the three and nine months ended February 28, 2007 was $0.3 million and $0.7 million, respectively, lower than if the Company had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share were $0.01 and $0.03 per share lower for the three and nine months ended February 28, 2007, respectively, due to implementation of SFAS No. 123(R).

The following table illustrates the pro forma effect on net income and earnings per share for the three and nine months ended February 28, 2006 as if the Company had applied the fair value provisions of SFAS No. 123:

	Three Months Ended February 28, 2006	Nine Months Ended February 28, 2006

	(In thousands, except per share amounts)
Net Income as reported	$1,771	$4,314
Pro forma compensation expense from stock options, net of tax effects	(145)	(388)

Pro forma net income	$1,626	$3,926

Earnings per common share as reported:
Basic	$0.09	$0.22
Diluted	$0.08	$0.21
Pro Forma Earnings per common share:
Basic	$0.08	$0.20
Diluted	$0.07	$0.19

Plan Information

The Company’s 1990 Incentive Stock Option Plan (the “1990 Plan”), 1991 Incentive Stock Option Plan (the “1991 Plan”), and 2004 Stock Incentive Plan (the “2004 Plan”) provide incentives for officers and other key employees of the Company. The Company also had a 1995 Nonemployee Directors’ Stock Option Plan (the “1995 Plan”). Under the 2004 Plan, incentive and non-qualified stock options may be granted to the Company’s key employees and non-qualified stock options may be granted to nonemployees who are elected for the first time as directors of the Company after January 1, 1991. Shareholders have authorized an aggregate of 1,800,000 options, 2,640,000 options, 500,000 options and 1,200,000 options to be granted under the 1990, 1991, 1995 and 2004 Plans, respectively.

On October 23, 2006, the stockholders of the company approved an amendment to the 2004 Plan that expanded the type of awards that can be issued to include restricted stock, restricted stock units, stock appreciation rights and performance shares. The Company also terminated the 1995 Plan. The termination of the 1995 Plan did not effect options outstanding at the time of termination. At February 28, 2007, there were approximately 784,000 shares available for grant under the 2004 Plan. There were no shares available for grant under either the 1990 or 1991 Plans.

Stock Options

Stock options are valued at the date of award and compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period. Employee stock options generally vest annually, in equal increments, over a five-year period beginning one year after the grant date. Options previously granted to non-employee directors generally vest annually, in equal installments, over a two-year period beginning one year after the grant date. Under all stock option plans, options cannot be granted for periods in excess of ten years. The option price per share may not be less than the fair market value of the common stock at the time the option is granted. The Company’s policy is to issue shares upon the exercise of stock options from its treasury shares, if available.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The following summary reflects stock option activity and related information for the nine-month period ended February 28, 2007:

Stock Options	Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Aggregate Intrinsic Value
		(Years)		(In thousands)
Outstanding at May 31, 2006	1,111,800		$6.66
Granted	—
Exercised	(244,800)		$4.94	$2,790

Cancelled	(8,000)		$7.24

Outstanding at February 28, 2007	859,000	6.8	$7.14	$9,269

Vested or expected to vest at February 28, 2007	815,249	6.7	$7.10	$8,833

Exercisable at February 28, 2007	446,260	5.8	$6.38	$5,154

The Company uses the Black-Scholes option pricing model to estimate grant date fair value for each stock option granted. Expected volatility is based on the historic volatility of the Company’s stock. The risk-free rate is based on the applicable U.S. Treasury Note rate. The expected life of the option is based on historical and expected future exercise behavior.

The fair value of shares which became fully vested during the nine month period ended February 28, 2007 was approximately $1.4 million. There were no shares that vested for the three months ended February 28, 2007.

The following summary provides additional information about stock options that are outstanding and exercisable at February 28, 2007:

Range of Exercise Prices	Stock Options Outstanding			Stock Options Exercisable
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
			(Years)			(Years)
$ 2.13 - $ 2.41	113,300	$2.24	2.7	113,300	$2.24	2.7
3.03 - 3.70	96,700	3.45	5.3	77,300	3.39	5.2
4.08 - 5.49	244,600	4.66	7.8	86,500	4.46	7.8
8.93 - 12.20	404,400	10.90	7.6	169,160	11.50	7.1

$ 2.13 - $ 12.20	859,000	$7.14	6.8	446,260	$6.38	5.8

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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The following summary reflects nonvested deferred share activity and related information for the nine months ended February 28, 2007:

Deferred Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at May 31, 2006	—	$—
Granted	263,130	14.79
Vested	—	—

Nonvested shares at February 28, 2007	263,130	$14.79

Note 3 – Restructuring and Management Plans

On March 28, 2005, the Company initiated a restructuring program focused on reducing the cost structure, improving operating results, and improving liquidity. The Company refocused on its core strengths and eliminated unprofitable and marginal work in under-performing areas. As a result of this effort, the Company identified certain assets for disposition including selected transportation and rigging assets, the aluminum floating roof business as well as excess facilities and/or land in Tulsa, Oklahoma; Orange, California; and Holmes, Pennsylvania. The details of asset dispositions are further discussed in Note 4. Matrix Service also ceased work on a number of large routine maintenance contracts that were utilizing valuable resources while providing minimal returns. The Company has substantially completed its restructuring program including the issuance of convertible notes (discussed in Note 5), completion of a private placement of common stock (discussed in Note 6) and refinancing of its senior credit facility (discussed in Note 5).

Restructuring activities other than asset sales and debt refinancing of the Company for the nine months ended February 28, 2007 and February 28, 2006 consisted of the following:

	Employee Severance Benefits	Consulting Fees	Other Costs	Total
	(In thousands)
Liability balance at May 31, 2006	$—	$—	$559	$559
Charge to income	—	—	46	46
Payments	—	—	(338)	(338)

Liability balance at February 28, 2007	$—	$—	$267	$267

Liability balance at May 31, 2005	$892	$425	$542	$1,859
Charge (credit) to income	(20)	237	386	603
Payments	(865)	(662)	(291)	(1,818)

Liability balance at February 28, 2006	$7	$—	$637	$644

For the nine months ended February 28, 2007, the Company charged less than $0.1 million of restructuring related costs against earnings and made payments of $0.3 million. The payments relate primarily to workers compensation claims paid in connection with businesses previously disposed of and the final payment due to a former CEO. There were no charges to earnings or payments for the three months ended February 28, 2007.

During fiscal 2006, the Company charged $0.2 million of restructuring related costs against earnings in the third quarter and charged $0.6 million in the nine month period. These restructuring charges were primarily related to additional professional fees incurred in connection with the restructuring activities, restructuring incentives and costs incurred to shut down a fabrication facility. Restructuring charges related to specific operating activities are reflected in the applicable segment in Note 12. “Other” restructuring charges are allocated based on percentage of revenue. Payments of approximately $0.6 million were made during the three months ended February 28, 2006 and payments for the nine months ended February 28, 2006 totaled $1.8 million.

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

In addition, in the first quarter of fiscal 2006 the Company sold excess construction equipment for net proceeds of $1.7 million, including $0.2 million for services subsequently provided.

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

Assets Held for Sale

The Company holds excess land located in Orange, California, for which a sale is pending. The carrying value of the excess land at February 28, 2007 was $0.8 million, which approximates the expected net proceeds from the pending sale. The land is classified as a current asset held for sale in the Consolidated Balance Sheets and is reflected in the Company’s “Other” segment in Note 12.

Note 5 – Debt

At February 28, 2007 and May 31, 2006, debt consisted of the following:

	February 28, 2007	May 31, 2006
	(In thousands)
Debt outstanding:
Senior credit facility—revolver	$—	$—
Convertible notes	15,000	25,000

Total debt	$15,000	$25,000

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Senior Credit Facility

Effective November 30, 2006, the Company entered into a Second Amended and Restated Credit Agreement (Credit Agreement), which provides for a five-year, $75 million senior revolving credit facility (New Credit Facility). The Company may elect to increase the total capacity under the Credit Agreement up to $100 million, with approval of the administrative agent. The Credit Agreement is guaranteed by substantially all of the Company’s subsidiaries and is secured by a lien on substantially all of the Company’s assets. The New Credit Facility replaced a $50 million senior revolving credit facility that would have expired in December 2008.

The New Credit Facility may be used for working capital, issuance of letters of credit or other lawful corporate purposes. The Credit Agreement contains customary affirmative and negative covenants that place certain restrictions on the Company, including limits on new debt and operating and capital lease obligations and restrictions on capital expenditures, asset sales and certain distributions. Significant financial covenants include the following:

•	Senior Leverage Ratio not to exceed 2.50 to 1.00;

•	Asset Coverage Ratio to be greater than 1.45 to 1.00;

•	Fixed Charge Coverage Ratio to be greater than 1.25 to 1.00; and

•	Tangible Net Worth must be greater than the sum of $55.6 million plus 75% of positive net income after August 31, 2006 and the net proceeds from the sale of any equity securities.

At the Company’s option, amounts borrowed under the New Credit Facility bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The Alternate Base Rate is the greater of the Prime Rate or the Fed Funds Effective Rate, plus 0.5%. The additional margin ranges from 0.00% to 0.75% on the Alternate Base Rate loans and 1.50% to 2.25% on LIBOR-based loans. Since the closing date, the Company has been at the lowest interest rate tier for LIBOR and Alternate Base Rate loans.

On February 28, 2007, no loans were outstanding under the New Credit Facility; however, the Company had utilized $10.6 million for letters of credit. The remaining $64.4 million is available and subject to an unused fee of 0.25%.

Convertible Debt

In connection with the private placement of $30 million of five-year convertible notes, on April 25, 2005, we entered into a registration rights agreement with the investors in the convertible notes. The registration rights agreement requires us to use our best efforts to keep our registration statement, covering the resale of the shares of our common stock issuable upon conversion of the convertible notes, continuously effective until the earlier of (a) the date on which all of our common stock covered by such registration statement has been sold or may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act of 1933, as amended, or (b) the fifth anniversary of the closing date. If we fail to satisfy our obligations under the registration rights agreement, we will owe the holders of the convertible notes as partial liquidated damages an amount in cash equal to 1% of the aggregate amount paid for the convertible notes for each such event, and thereafter on each monthly anniversary of each such event (if the applicable failure shall not have been cured by such date) until the applicable failure is cured, we will owe the note holders an amount in cash equal to an additional 1% of the aggregate amount paid for the convertible notes. We believe the likelihood of any payment obligation under the registration rights agreement is remote; therefore, we have not recorded a liability for this potential obligation. In the event we would be required to make payments under this provision, the initial payment and each subsequent monthly payment would be $100,000.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The convertible notes were issued under a securities purchase agreement among the Company and certain investors, and bear interest at a rate of 7% per year. An initial interest pre-payment of $4.2 million was made on April 25, 2005 for the period to and including April 25, 2007. Subsequent to April 25, 2007, the convertible notes will bear interest at a rate of 5% per year if certain conditions defined in the convertible notes are met. Interest is payable in arrears on each March 31, June 30, September 30 and December 31, beginning on June 30, 2007, through the date of maturity. Prepaid interest of $0.2 million is included in prepaid assets at February 28, 2007.

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

The notes are convertible into shares of the Company’s common stock at an initial conversion price of $4.69 per share, subject to adjustment for stock dividends, stock splits or other matters as provided for in the convertible notes. In fiscal 2006, $5.0 million of the convertible notes were converted by note holders into 1,002,275 shares of the Company’s Common Stock and in fiscal 2007, an additional $10.0 million of the convertible notes were converted into 2,091,539 shares. As of February 28, 2007, $15.0 million of the convertible notes remained outstanding. In March 2007, $5.0 million of the remaining $15.0 million of convertible notes were converted into 1,064,277 shares.

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

In connection with the private placement of common stock, on October 3, 2005, the Company entered into a registration rights agreement with the purchasers of the common stock. The registration rights agreement required us to file a registration statement with respect to the resale of the shares of the common stock issued in the private placement. The registration statement was filed with the SEC on October 20, 2005 and was declared effective by the SEC on October 28, 2005. The registration rights agreement also requires us to use our best efforts to keep the registration statement continuously effective until the earlier of (a) the date on which all of the common stock covered by such registration statement has been sold or may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act of 1933, as amended, or (b) the fifth anniversary of the date the registration statement is declared effective by the SEC. If we fail to satisfy our obligations under the registration rights agreement, we will owe the holders of the common stock as partial liquidated damages an amount in cash equal to 1% of the aggregate amount paid for the common stock for each such event, and thereafter on each monthly anniversary of each such event (if the applicable failure shall not have been cured by such date) until the applicable failure is cured. We believe the likelihood of any payment obligation under the registration rights agreement is remote; therefore, we have not recorded a liability for this potential obligation. In the event we would be required to make payments under this provision, the initial payment and each subsequent payment would be approximately $150,000 per month and would continue until the failure is cured.

Note 7 – Acquisition Payable

As part of an acquisition in fiscal 2003, the Company entered into an acquisition payable for a portion of the purchase price. The acquisition payable is recorded at $4.6 million at February 28, 2007 and is accreted for the change in its present value each period utilizing a 5.1% effective interest rate. In March 2007, the Company made the annual payment due of $1.9 million; the final annual payment of $2.8 million is due in March 2008.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Pursuant to the purchase agreement, the former shareholders of the acquired entity agreed, jointly and severally, to indemnify Matrix Service for damages it suffers due to breaches of representations and warranties made by the shareholders with respect to, among other things, its employee benefit plans, the ownership, use and condition of its assets and the performance by the acquired company of its contractual obligations and its obligations under applicable laws, including employment and environmental laws. As to these matters, Matrix Service may recover its damages only if its claims for damages are made by March 7, 2008, the amount of damages claimed as to any single event exceeds a de minimus amount of $10,000, and only after the aggregate amount of all such claims excluding de minimus claims exceeds $250,000. In order to better assure the payment to Matrix Service of any claims by it for indemnity, $10.0 million of the purchase price was withheld in the form of a deferred purchase price payable to the former shareholders or their designee. Upon final determination that a claim for indemnity is proper, the amount of the claim can be deducted by Matrix Service from the deferred payments of the purchase price. Since the purchase date on March 7, 2003, claims have not exceeded $250,000, and thus no adjustment to the deferred purchase price has been made related to these provisions as of February 28, 2007.

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

Note 9 – Contingencies

Insurance Reserves

The Company maintains insurance coverage for various aspects of our operations. However, the Company retains exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions.

Typically the Company’s contracts require an indemnification to customers for injury, damage or loss arising from the performance of our services and provide for warranties for materials and workmanship. The Company may also be required to name the customer as an additional insured under certain insurance policies up to the limits of insurance available to the Company and may have to purchase special insurance policies or surety bonds for specific customers. Matrix Service generally requires its subcontractors to indemnify the Company and the Company’s customer plus name the Company as an additional insured for activities arising out of the subcontractors’ presence at the customer’s location. Certain subcontractors also have to provide additional insurance policies, including surety bonds in favor of the Company, to secure the subcontractors’ work or as required by the subcontract. Matrix Service maintains performance and payment bonding lines of $90.0 million in aggregate, of which $12.6 million was utilized at February 28, 2007.

There can be no assurance that the Company’s insurance and the additional insurance coverage provided by subcontractors will protect against a valid claim or loss under the Company’s contracts with its customers.

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

In November 2006, the Company settled and paid its outstanding obligations to Legion resulting from workers’ compensation claim payments made on Matrix Service’s behalf by Legion itself, and by the various state guaranty funds that sought reimbursement from Legion. Since these obligations have been satisfied, Matrix Service will work with Mutual to dismiss the lawsuit, and limit Mutual’s security interests. The Company recognized a gain of less than $0.1 million as a result of the settlement with Legion. The Company believes it is adequately reserved for any additional claim payments or settlements with the state guaranty funds.

Refinery Accident

On November 6, 2005, two employees of the Company were fatally injured in an accident that occurred at a customer jobsite in Delaware City, Delaware. The estates of both families have filed liability claims against the property owner. These claims have been tendered by the property owner to the Company for defense. The Company believes that it is adequately reserved or insured for this incident.

Contract Disputes

At May 31, 2006, the Company had recorded net receivables of approximately $11.7 million under four contracts which were in dispute. In fiscal 2007, the Company settled three of the four disputes, comprising $10.7 million of the recorded net receivables, and collected $10.9 million under the settlements resulting in a $0.2 million pre-tax net gain.

At February 28, 2007, the Company has one remaining contract dispute, which has a recorded value of $1.0 million. In March 2000, the Company entered into a joint venture partnership (JV) agreement for the construction of a pulp and paper project for an owner, which was completed late in 2000. The services provided by the JV consisted primarily of a labor contract with the owner supplying the engineering and the majority of the materials to be installed. The claim arises out of a contractual dispute in which the Company believes the JV incurred substantial work because the owner’s planning and engineering on the project was not adequate. The owner did not pay amounts owed and claims that the JV was not properly licensed by the Oregon Contractors Licensing Board, and therefore not eligible to file a lawsuit under Oregon law. An Oregon state court ruled in favor of the owner regarding the licensing issue and the Company appealed the decision.

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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Unapproved Change Orders and Claims

As of February 28, 2007, revenue recognized on unapproved change orders was $0.7 million while there was no revenue recognized on claims. At May 31, 2006, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of $3.8 million and claims of $0.5 million.

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

The following table provides a rollforward of revenue recognized on claims and unapproved change orders.

	Claims for Unapproved Change Orders	Other Claims	Total
		(In thousands)
Balance at May 31, 2006	$3,845	$523	$4,368
Additions	1,014	—	1,014
Collections	(3,757)	(492)	(4,249)
Loss	(379)	(31)	(410)

Balance at February 28, 2007	$723	$—	$723

Balance at May 31, 2005	$208	$383	$591
Additions	2,968	337	3,305
Collections	(333)	(141)	(474)
Loss	(25)	—	(25)

Balance at February 28, 2006	$2,818	$579	$3,397

Other

The Company and its subsidiaries are named as defendants in various other legal actions and are vigorously defending against each of them. In the opinion of management, none of such legal actions will have a material effect on the Company’s financial position, results of operations or liquidity.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Note 10 – Accumulated Other Comprehensive Income

At February 28, 2007, other comprehensive income and accumulated other comprehensive income consists of foreign currency translation adjustments related to operations in Canada. In fiscal 2006, other comprehensive income and accumulated other comprehensive income also included fair value adjustments of derivative instruments.

	Three Months Ended		Nine Months Ended
	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006
	(In thousands)		(In thousands)
Net income	$6,150	$1,771	$17,232	$4,314
Other comprehensive income (loss)	(136)	171	(411)	614

Comprehensive income	$6,014	$1,942	$16,821	$4,928

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

Nonvested deferred shares that vest based on performance conditions are included in diluted EPS at the beginning of the reporting period in which the performance conditions are satisfied. The treasury stock method is applied to determine the dilutive impact of nonvested deferred shares that vest based on the duration of service periods.

There were 33,092 antidilutive options for the nine month period ending February 28, 2007 and there were no antidilutive options for the three month period ending February 28, 2007. Antidilutive options for the three and nine month periods ending February 28, 2006 were 253,307 and 336,990, respectively. These options were not included in the calculation of diluted earnings per share.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The computation of basic and diluted EPS is as follows:

	Three Months Ended		Nine Months Ended
	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006
	(In thousands, except share and per share data)
Basic EPS:
Net income	$6,150	$1,771	$17,232	$4,314

Weighted average shares Outstanding	23,103,367	20,805,535	22,532,996	19,245,130

Basic EPS	$0.27	$0.09	$0.76	$0.22

Diluted EPS:
Net income	$6,150	$1,771	$17,232	$4,314
Convertible notes interest expense (net of tax)	179	297	621	993

Adjusted net income	$6,329	$2,068	$17,853	$5,307

Weighted average shares outstanding – basic	23,103,367	20,805,535	22,532,996	19,245,130
Dilutive stock options	445,832	424,054	386,836	376,867
Dilutive nonvested deferred shares	40,043	—	4,962	—
Dilutive convertible note shares	3,198,294	5,330,490	3,698,150	5,820,567

Dilutive weighted average shares	26,787,536	26,560,079	26,622,944	25,442,564

Diluted EPS	$0.24	$0.08	$0.67	$0.21

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

Restructuring charges are reflected in the applicable segment. “Other” restructuring, impairment and abandonment charges are allocated to the Construction Services and Repair and Maintenance Services segments based on each segment’s percentage of total revenue.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Results of Operations

	Construction Services	Repair & Maintenance Services	Other	Combined Total
	(In thousands)
Three Months ended February 28, 2007
Gross revenues	$106,174	$65,730	$—	$171,904
Less: Inter-segment revenues	2,853	351	—	3,204

Consolidated revenues	103,321	65,379	—	168,700
Gross profit	10,752	8,172	—	18,924
Operating income	6,221	4,450	—	10,671
Income before income tax expense	5,987	4,264	—	10,251
Net income	3,595	2,555	—	6,150
Segment assets	121,022	78,762	21,468	221,252
Capital expenditures	1,121	988	550	2,659
Depreciation and amortization expense	981	683	—	1,664

Three Months ended February 28, 2006
Gross revenues	$56,995	$65,375	$—	$122,370
Less: Inter-segment revenues	2,746	49	—	2,795

Consolidated revenues	54,249	65,326	—	119,575
Gross profit	3,882	7,783	—	11,665
Operating income (loss)	1,223	3,258	(100)	4,381
Income (loss) before income tax expense	261	2,733	(100)	2,894
Net income (loss)	163	1,670	(62)	1,771
Segment assets	84,982	62,311	28,204	175,497
Capital expenditures	1,294	306	467	2,067
Depreciation and amortization expense	705	723	—	1,428

Nine Months ended February 28, 2007
Gross revenues	$271,036	$199,541	$—	$470,577
Less: Inter-segment revenues	7,603	1,049	—	8,652

Consolidated revenues	263,433	198,492	—	461,925
Gross profit	28,571	25,562	—	54,133
Operating income (loss)	15,121	14,372	(46)	29,447
Income (loss) before income tax expense	14,185	13,743	(46)	27,882
Net income (loss)	8,767	8,493	(28)	17,232
Segment assets	121,022	78,762	21,468	221,252
Capital expenditures	5,314	2,923	1,199	9,436
Depreciation and amortization expense	2,676	2,019	—	4,695

Nine Months ended February 28, 2006
Gross revenues	$171,829	$190,858	$—	$362,687
Less: Inter-segment revenues	6,962	376	—	7,338

Consolidated revenues	164,867	190,482	—	355,349
Gross profit	14,434	20,373	—	34,807
Operating income (loss)	5,004	7,488	(100)	12,392
Income (loss) before income tax expense	1,550	5,617	(100)	7,067
Net income (loss)	949	3,427	(62)	4,314
Segment assets	84,982	62,311	28,204	175,497
Capital expenditures	2,467	524	1,155	4,146
Depreciation and amortization expense	2,089	2,203	—	4,292

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Segment Revenue from External Customers by Industry Type

	Construction Services	Repair & Maintenance Services	Total
		(In thousands)
Three Months Ended February 28, 2007
Downstream Petroleum Industry	$87,327	$61,782	$149,109
Power Industry	4,573	1,495	6,068
Other Industries (1)	11,421	2,102	13,523

Total	$103,321	$65,379	$168,700

Three Months Ended February 28, 2006
Downstream Petroleum Industry	$41,000	$62,978	$103,978
Power Industry	2,836	1,541	4,377
Other Industries (1)	10,413	807	11,220

Total	$54,249	$65,326	$119,575

Nine Months Ended February 28, 2007
Downstream Petroleum Industry	$206,718	$188,284	$395,002
Power Industry	13,804	6,415	20,219
Other Industries (1)	42,911	3,793	46,704

Total	$263,433	$198,492	$461,925

Nine Months Ended February 28, 2006
Downstream Petroleum Industry	$140,442	$179,130	$319,572
Power Industry	9,435	7,370	16,805
Other Industries (1)	14,990	3,982	18,972

Total	$164,867	$190,482	$355,349

(1)	Other Industries consists primarily of liquefied natural gas, commercial, water and wastewater, food and beverage, manufacturing, and pulp and paper industries.

I TEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. – Financial Statements and Supplementary Data, which are included in our fiscal 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

These forward-looking statements may include, among others, such things as:

•	amounts and nature of future revenues and gross margins from our Construction Services and Repair and Maintenance Services segments;

•	our ability to generate sufficient cash from operations, borrow under our Credit Agreement or raise cash in order to meet our short-term and long-term capital requirements;

•	our ability to continue to comply with the financial covenants in our credit agreements;

•	the adequacy of our reserves for contingencies and insurance losses;

•	the likely impact of new or existing regulations on the demand for our services; and

•	expansion and other development trends of the industries we serve.

These statements are based on certain assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in Item 1A. on pages 10—19 of our Form 10-K for the fiscal year ended May 31, 2006 and listed from time to time in our filings with the Securities and Exchange Commission;

•	a slowdown in capital investment in the energy sector in general and the Downstream Petroleum Industry in particular;

•	general economic, market or business conditions;

•	changes in laws or regulations; and

•	other factors, most of which are beyond our control.

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

Critical Accounting Policies

There have been no material changes in our critical accounting policies from those reported in our fiscal 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For more information on our critical accounting policies, see Part II, Item 7 of our fiscal 2006 Annual Report on Form 10-K.

New Accounting Standards

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement establishes a framework for fair value measurements in the financial statements by providing a definition of fair value, provides guidance on the methods used to estimate fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is generally applied prospectively. We have not yet assessed the impact of SFAS No. 157 on our financial statements.

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

Three Months Ended February 28, 2007 Compared to Three Months Ended February 28, 2006

Consolidated

Consolidated revenues were $168.7 million in fiscal 2007, an increase of $49.1 million, or 41.1%, from consolidated revenues of $119.6 million for fiscal 2006. This improvement in consolidated revenues resulted from a $49.1 million increase in Construction Services revenues.

Consolidated gross profit increased from $11.7 million in fiscal 2006 to $18.9 million during fiscal 2007. This improvement in gross profit of $7.2 million, or 61.5%, was due to the 41.1% increase in revenues combined with improved margins. Consolidated gross margins increased from 9.8% in fiscal 2006 to 11.2% in fiscal 2007 due to higher margins in both the Construction Services (which increased to 10.4% in the current year versus 7.2% in the prior year) and Repair and Maintenance Services (which increased to 12.5% in the current year versus 11.9% in the prior year) segments. In addition, the larger consolidated revenue base allowed for more efficient absorption of fixed costs.

Consolidated SG&A expenses were $8.3 million during fiscal 2007 compared to $7.0 million for fiscal 2006. This increase of $1.3 million was primarily due to employee-related expenses resulting from additional staff hired throughout fiscal year 2007 to take advantage of a strong market combined with additional expense of $0.5 million related to the fair value recognition provisions in SFAS 123(R)—Accounting for Stock-Based Compensation. Partially offsetting this increase was a decline in legal costs as the Company has settled all but one of its significant contract disputes. SG&A expense as a percentage of revenue decreased to 4.9% in fiscal 2007 compared to 5.9% in the prior fiscal year primarily as a result of the 41.1% increase in revenues.

Interest expense decreased to $0.5 million during fiscal 2007 as compared to $1.5 million in fiscal 2006. This sharp decline was primarily due to reductions in our debt outstanding. Current year expense is primarily related to the amortization of prepaid interest and fees on the convertible notes and interest on short-term borrowings under the revolving facility.

Income before income tax expense increased to $10.3 million in fiscal 2007 from $2.9 million in fiscal 2006. This $7.4 million improvement was due to higher gross profit combined with less interest expense, partially offset by higher SG&A expense in fiscal 2007.

The effective tax rates for fiscal 2007 and fiscal 2006 were 40.0% and 38.8%, respectively. The lower rate in fiscal 2006 was attributable to the utilization of losses on disputed contracts, which had been reserved as a valuation allowance in previous years.

Net income for fiscal 2007 improved to $6.2 million, or $0.24 per fully diluted share, versus net income in fiscal 2006 of $1.8 million, or $0.08 per fully diluted share.

Construction Services

Construction Services revenues for the third quarter 2007 advanced 90.6% to $103.3 million from $54.2 million in the same period a year earlier. This improvement included revenue growth of $46.3 million resulting from robust activity in the Downstream Petroleum Industry. In addition, Power Industry revenues grew $1.8 million and Other Industries revenues increased $1.0 million.

Construction Services’ gross margins widened to 10.4% from 7.2% in the third quarter of fiscal 2006 even though the fiscal 2007 third quarter gross profit of $10.8 million was partially impacted by weather and productivity related cost overruns on a project. The performance improvement stemmed from a continued focus by the Company on managing its contractual risks, while at the same time working with our customers to meet their strategic objectives.

Operating income and income before income tax expense increased to $6.2 million and $6.0 million in fiscal 2007 from $1.2 million and $0.3 million produced in fiscal 2006. This improvement was directly related to the benefit of additional revenues and higher gross margins combined with lower interest expense.

Repair and Maintenance Services

Repair and Maintenance Services revenues of $65.4 million were essentially flat in the third quarter of fiscal 2007 versus the same quarter in fiscal 2006. A $1.3 million increase in revenues from Other Industries was offset by a $1.2 million decrease in revenue from the Downstream Petroleum Industry.

Gross margins of 12.5% for fiscal 2007 were higher than gross margins of 11.9% in fiscal 2006 as a result of effective project execution.

Operating income and income before income tax expense increased to $4.5 million and $4.3 million in fiscal 2007 compared to $3.3 million and $2.7 million produced in fiscal 2006. This improvement was primarily due to improved margins combined with reduced interest expense.

Nine Months Ended February 28, 2007 Compared to Nine Months Ended February 28, 2006

Consolidated

Consolidated revenues were $461.9 million in fiscal 2007, an increase of $106.6 million, or 30.0%, from consolidated revenues of $355.3 million for fiscal 2006. This improvement in consolidated revenues resulted from a $98.6 million increase in Construction Services revenues combined with an increase of $8.0 million in Repair and Maintenance Services revenues.

Consolidated gross profit increased from $34.8 million in fiscal 2006 to $54.1 million during fiscal 2007. This improvement of $19.3 million, or 55.5%, in gross profit was due to the 30.0% increase in revenues combined with improved margins. Consolidated gross margins increased from 9.8% in fiscal 2006 to 11.7% in fiscal 2007 due to higher margins in both the Construction Services (which increased to 10.8% in the current year versus 8.8% in the prior year) and Repair and Maintenance Services (which increased to 12.9% in the current year versus 10.7% in the prior year) segments. In addition, the larger consolidated revenue base allowed for further absorption of fixed costs.

Consolidated SG&A expenses were $24.6 million during fiscal 2007 compared to $21.7 million for fiscal 2006. This increase of $2.9 million was primarily related to employee-related expenses resulting from additional staff required to take advantage of a strong market combined with additional expense of $0.9 million related to the fair value recognition provisions in SFAS 123(R)—Accounting for Stock-Based Compensation. Partially offsetting this increase was a decline in legal costs as the Company has settled all but one of its significant contract disputes. SG&A expense as a percentage of revenue decreased to 5.3% in fiscal 2007 compared to 6.1% in the prior fiscal year primarily as a result of the 30.0% increase in revenues.

Restructuring charges in fiscal 2006 of $0.6 million relate primarily to professional fees and employee severance costs associated with the restructuring program that began in the fourth quarter of fiscal 2005. Since the restructuring was essentially complete at May 31, 2006, there were only minimal restructuring charges in fiscal 2007.

Interest expense decreased to $2.0 million during fiscal 2007 as compared to $7.0 million in fiscal 2006. This $5.0 million decline was primarily due to reductions in our debt outstanding. Current year expense is primarily related to the amortization of prepaid interest and fees on the convertible notes and interest on short-term borrowings under the revolving facility.

Other income in fiscal 2006 of $1.6 million resulted from gains on the sale of assets identified during the restructuring effort. Other income in fiscal 2007 of $0.3 million consisted of miscellaneous non-operating items.

Income before income tax expense increased to $27.9 million in fiscal 2007 from $7.1 million in fiscal 2006. This $20.8 million improvement was due to higher gross profit combined with less interest expense, partially offset by higher SG&A expense in fiscal 2007 and gains on the sale of assets in fiscal 2006.

The effective tax rates for fiscal 2007 and fiscal 2006 were 38.2% and 39.0%, respectively. Both fiscal 2007 and fiscal 2006 benefited from the utilization of losses on disputed contracts, which had been reserved as a valuation allowance in previous years.

Net income for fiscal 2007 improved to $17.2 million, or $0.67 per fully diluted share, versus net income in fiscal 2006 of $4.3 million, or $0.21 per fully diluted share.

Construction Services

Revenues for the Construction Services segment rose 59.7% to $263.4 million, from $164.9 million for the nine months ending February 28, 2006. This improvement resulted primarily from a revenue increase of $66.2 million from the Downstream Petroleum Industry. In addition, Other Industries revenues climbed $27.9 million while the Power Industry revenues grew $4.4 million.

Gross margins in the Construction Services segment widened to 10.8% from 8.8% a year earlier even with the third quarter weather and productivity cost overruns discussed above. This improvement resulted from a robust market environment, effective project execution and a continued focus by the Company on managing its contractual risks, while at the same time working with our customers to meet their strategic objectives.

Operating income and income before income tax expense increased to $15.1 million and $14.2 million in fiscal 2007 from $5.0 million and $1.6 million produced in fiscal 2006. This improvement was directly related to the benefit of additional revenues and higher gross margins combined with lower interest expense.

Repair and Maintenance Services

Revenues for Repair and Maintenance Services rose $8.0 million, or 4.2%, to $198.5 million, for the nine month period ending February 28, 2007, from $190.5 million for the nine month period ending February 28, 2006. This improvement resulted from increased revenues from the Downstream Petroleum Industry, which grew $9.2 million. Partially offsetting this improvement were declines in the revenue from the Power Industry of $1.0 million and Other Industries of $0.2 million.

Gross margins were 12.9% versus 10.7% a year earlier, primarily as a result of more effective project execution and higher revenue volumes relative to the segment’s overall fixed cost structure.

Operating income and income before income tax expense increased to $14.4 million and $13.8 million in fiscal 2007 from $7.5 million and $5.6 million produced in fiscal 2006. This improvement was primarily due to improved revenue and margins combined with reduced interest expense.

Backlog

Backlog includes the remaining revenue to be recognized on contracts that we consider firm. Contracts with lump sum or cost plus pricing terms with a defined scope are normally included in backlog. As the contract value of time and material contracts is not firm, those contracts are normally excluded from backlog unless the contract includes a minimum contract value. Projects comprising our backlog are generally completed within twelve months. Because many of our contracts are performed within short time periods after receipt of an order and as backlog amounts exclude signed time and materials contracts, we do not believe that our level of backlog at the end of any given period is a precise indicator of our future revenues, especially for our Repair and Maintenance Services segment.

The following table provides a rollforward of our backlog from May 31, 2006 to February 28, 2007:

	Construction Services	Repair & Maintenance Services	Total
	(In thousands)
Backlog as of May 31, 2006	$230,117	$18,331	$248,448
New backlog awarded	297,215	77,953	375,168
Revenue recognized on contracts in backlog	(240,938)	(63,375)	(304,313)
Backlog canceled	(3,286)	(1,587)	(4,873)

Backlog as of February 28, 2007	$283,108	$31,322	$314,430

The following table reconciles revenue recognized on contracts in backlog to total revenue for the first nine months of fiscal 2007:

	Construction Services		Repair & Maintenance Services		Total
	(In thousands, except percentages)
Revenue recognized on contracts in backlog	$240,938	91.5%	$63,375	31.9%	$304,313	65.9%
Revenue recognized on contracts not in backlog	22,495	8.5%	135,117	68.1%	157,612	34.1%

Total revenue recognized	$263,433	100.0%	$198,492	100.0%	$461,925	100.0%

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

A reconciliation of EBITDA to net income follows:

	Three Months Ended		Nine Months Ended
	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006
	(In thousands)		(In thousands)
Net income	$6,150	$1,771	$17,232	$4,314
Interest expense, net	396	1,491	1,843	6,897
Provision for income taxes	4,101	1,123	10,650	2,753
Depreciation and amortization	1,664	1,428	4,695	4,292

EBITDA	$12,311	$5,813	$34,420	$18,256

Financial Condition & Liquidity

Historically, Matrix Service has financed its operations with cash from operations and from advances under its revolving credit facility and recently from convertible debt and the private placement of common stock. Cash and cash equivalents totaled approximately $7.0 million at February 28, 2007 and approximately $8.6 million at May 31, 2006. In the nine months ended February 28, 2007, investing activities used $9.2 million of cash while operations provided $6.1 million of cash and financing activities provided $1.8 million of cash.

Accounts receivable increased $25.5 million, or 39.8%, when comparing the balance of $89.5 million at February 28, 2007 to the balance of $64.1 million at May 31, 2006. This increase is primarily due to increased revenues in the third quarter of fiscal 2007 and increased billings at the start of certain projects.

Contract dispute receivables decreased from $11.7 million at May 31, 2006 to $1.0 million at February 28, 2007. This decrease occurred because the Company settled three of the four disputes, comprising $10.7 million of the recorded net receivables, and collected $10.9 million under the settlements resulting in a $0.2 million pre-tax net gain.

Costs and estimated earnings in excess of billings on uncompleted contracts increased from $24.5 million at May 31, 2006 to $39.0 million at February 28, 2007. The $14.5 million increase is a result of a higher volume of work in both our Construction Services and Repair and Maintenance segments.

Deferred tax assets decreased $2.0 million from $2.8 million at May 31, 2006 to $0.8 million at February 28, 2007. The decrease is primarily due to the current year deductibility of reserves that had been previously established relating to the contract dispute receivables.

Billings on uncompleted contracts in excess of costs and estimated earnings increased from $12.1 million at May 31, 2006 to $23.1 million at February 28, 2007. The $11.0 million increase was the result of increased billings at the start of certain projects as allowed under the terms of our contracts, primarily in the Construction Services segment.

Other accrued expenses increased from $12.4 million at May 31, 2006 to $17.5 million at February 28, 2007. Increased operating activity has resulted in increased payroll accruals, which caused the increase in other accrued expenses.

At February 28, 2007 and May 31, 2006, debt consisted of the following:

	February 28, 2007	May 31, 2006
	(In thousands)
Debt outstanding:
Senior credit facility—revolver	$—	$—
Convertible notes	15,000	25,000

Total debt	$15,000	$25,000

Senior Credit Facility

Effective November 30, 2006, the Company entered into a Second Amended and Restated Credit Agreement (Credit Agreement), which provides for a five-year, $75 million senior revolving credit facility (New Credit Facility). The Company may elect to increase the total capacity under the Credit Agreement up to $100 million, with the approval of the administrative agent. The Credit Agreement is guaranteed by substantially all of the Company’s subsidiaries and is secured by a lien on substantially all of the Company’s assets. The New Credit Facility replaced a $50 million senior revolving credit facility that would have expired in December 2008.

The New Credit Facility may be used for working capital, issuance of letters of credit or other lawful corporate purposes. The Credit Agreement contains customary affirmative and negative covenants that place certain restrictions on the Company, including limits on new debt and operating and capital lease obligations and restrictions on capital expenditures, asset sales and certain distributions. Significant financial covenants include the following:

•	Senior Leverage Ratio not to exceed 2.50 to 1.00;

•	Asset Coverage Ratio to be greater than 1.45 to 1.00;

•	Fixed Charge Coverage Ratio to be greater than 1.25 to 1.00; and

•	Tangible Net Worth must be greater than the sum of $55.6 million plus 75% of positive net income after August 31, 2006 and the net proceeds from the sale of any equity securities.

At the Company’s option, amounts borrowed under the New Credit Facility bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The Alternate Base Rate is the greater of the Prime Rate or the Fed Funds Effective Rate, plus 0.5%. The additional margin ranges from 0.00% to 0.75% on the Alternate Base Rate loans and 1.50% to 2.25% on LIBOR-based loans. Since the closing date, the Company has been at the lowest interest rate tier for LIBOR and Alternate Base Rate loans.

On February 28, 2007, no loans were outstanding under the New Credit Facility; however, the Company had utilized $10.6 million for letters of credit. The remaining $64.4 million is available and subject to an unused fee of 0.25%.

Convertible Debt

In connection with the private placement of $30 million of five-year convertible notes, on April 22, 2005, we entered into a registration rights agreement with the investors in the convertible notes. The registration rights agreement requires us to use our best efforts to keep our registration statement, covering the resale of the shares of our common stock issuable upon conversion of the convertible notes, continuously effective until the earlier of (a) the date on which all of our common stock covered by such registration statement has been sold or may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act of 1933, as amended, or (b) the fifth anniversary of the closing date. If we fail to satisfy our obligations under the registration rights agreement, we will owe the holders of the convertible notes as partial liquidated damages an amount in cash equal to 1% of the aggregate amount paid for the convertible notes for each such event, and thereafter on each monthly anniversary of each such event (if the applicable failure shall not have been cured by such date) until the applicable failure is cured, we will owe the note holders an amount in cash equal to an additional 1% of the aggregate amount paid for the convertible notes. We believe the likelihood of any payment obligation under the registration rights agreement is remote; therefore, we have not recorded a liability for this potential obligation. In the event we would be required to make payments under this provision, the initial payment and each subsequent monthly payment would be $100,000.

The convertible notes were issued under a securities purchase agreement among the Company and certain investors, and bear interest at a rate of 7% per year. An initial interest pre-payment of $4.2 million was made on April 25, 2005 for the period to and including April 25, 2007. Subsequent to April 25, 2007, the convertible notes will bear interest at a rate of 5% per year if certain conditions defined in the registration rights agreement are met. Interest is payable in arrears on each March 31, June 30, September 30 and December 31, beginning on June 30, 2007, through the date of maturity. Prepaid interest of $0.2 million is included in prepaid assets at February 28, 2007.

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

The notes are convertible into shares of the Company’s common stock at an initial conversion price of $4.69 per share, subject to adjustment for stock dividends, stock splits or other matters as provided for in the securities purchase agreement. In fiscal 2006, $5.0 million of the convertible notes were converted by note holders into 1,002,275 shares of the Company’s Common Stock and in fiscal 2007, an additional $10.0 million of the convertible notes were converted into 2,091,539 shares. As of February 28, 2007, $15.0 million of the convertible notes remained outstanding. In March 2007, $5.0 million of the remaining $15.0 million of convertible notes were converted into 1,064,277 shares.

Acquisition Payable

As part of an acquisition in fiscal 2003, the Company entered into an acquisition payable for a portion of the purchase price. The acquisition payable is recorded at $4.6 million at February 28, 2007 and is accreted for the change in its present value each period utilizing a 5.1% effective interest rate. In March 2007, the Company made the annual payment due of $1.9 million; the final payment of $2.8 million is due on March 7, 2008.

Capital Expenditures

Cash capital expenditures during the nine months ended in February 28, 2007 totaled approximately $9.4 million. In addition, the Company routinely acquires assets utilizing capital leases. Assets acquired under capital leases totaled $0.4 million in the nine months ended February 28, 2007 and are not included in the cash capital expenditure number above. The Company now expects capital expenditures for fiscal 2007 of $13.0 million to $16.0 million. The capital expenditures are primarily for construction and transportation equipment required to support the current and future growth of the Company.

Outlook

We believe we have adequate financial resources and liquidity to meet future requirements for working capital, capital expenditures and debt service. For the remainder of fiscal 2007, we expect to maintain liquidity from cash and cash equivalents and unused revolving credit capacity of at least $60 million. We maintain adequate liquidity to fund unplanned capital spending needs and additional working capital requirements for future growth.

We are capitalizing on our competitive advantages and the strong market environment to continue and improve upon the operating performance achieved in the first nine months of fiscal 2007. Our strategy is to continue to create value for our shareholders through operating excellence, organic growth and strategic acquisitions made in a controlled manner. The market environments remain strong with the Downstream Petroleum Industry continuing to fuel our Company’s improving performance. We plan to continue our disciplined growth strategy, which includes a contracting approach aimed at improving profit margins and reducing risk. While there will always be risk in the projects we execute, we are confident in our ability to manage those risks. Based on the strong market environment, we are again raising our revenue guidance for fiscal 2007 to the range of $630 million to $640 million from the previous disclosed range of $560 million to $580 million. We expect annual gross profit margins in the range of 11.0% to 12.0% and now expect SG&A expenses of 5.0% to 5.5% of revenue.

IT EM 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk faced by us from those reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006, filed with the Securities and Exchange Commission. For more information on market risk, see Part II, Item 7A in our 2006 Annual Report on Form 10-K.

ITEM 4.	Control s and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2007. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended February 28, 2007.

PART II

OTHER INFORMATION

ITE M 1.	Legal Proceedings

For information regarding legal proceedings, see Note 9 in Item 1 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Item 1 of Part II.

IT EM 1A.	Risk Factors

There were no material changes in our Risk Factors from those reported in Item IA. of Part I of our Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In October 2000, the Board of Directors authorized a stock buyback program, which permitted the purchase of up to 20% (i.e., 3,447,506 shares) of the common stock outstanding at that time. To date, Matrix Service has purchased 2,116,800 shares under the program and is authorized to purchase an additional 1,330,706 shares.

The Company intends to utilize these purchased treasury shares solely for the satisfaction of stock issuance under the 1990, 1991 and 2004 Stock Plans and the 1995 Nonemployee Directors Stock Option Plan:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Shares That May Yet Be Purchased Under the Plans or Programs
December 1—31, 2006	—	$—	2,116,800	1,330,706
January 1—31, 2007	—	$—	2,116,800	1,330,706
February 1—28, 2007	—	$—	2,116,800	1,330,706

Total	—	$—	2,116,800	1,330,706

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

ITEM 3.	De faults Upon Senior Securities

Not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable

ITEM 5.	Ot her Information

Not applicable

ITEM 6.	Exhibits:

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Signa ture

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date: April 5, 2007	By:	George L. Austin
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