Form 10-K
period 2007-05-31
MATRIX SERVICE CO
filed 2007-08-14
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2007

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

(Title of class)

Common Stock, par value $0.01 per share

Preferred Share Purchase Rights

Securities Registered Pursuant to Section 12(g) of the Act: None

Name of Each Exchange On Which Registered: NASDAQ Global Market (Common Stock)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12 b-2 of the Exchange Act.

Large Accelerated Filer  ☐                Accelerated Filer  ☑                 Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $313 million.

The number of shares of the registrant’s common stock outstanding as of August 13, 2007 was 26,590,751 shares.

Documents Incorporated by Reference

Certain sections of the registrant’s definitive proxy statement relating to the registrant’s 2007 annual meeting of stockholders, which definitive proxy statement will be filed within 120 days of the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

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

These forward-looking statements include, among others, such things as:

•	amounts and nature of future revenues and margins from our Construction Services and Repair and Maintenance Services segments;

•	our ability to generate sufficient cash from operations or to raise cash in order to meet our short and long-term capital requirements;

•	our ability to comply with the financial covenants in our credit agreement;

•	the likely impact of new or existing regulations on the demand for our services; and

•	expansion and other development trends of the industries we serve.

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

BACKGROUND

Matrix Service Company was incorporated in the State of Delaware in 1989. We provide construction services and repair and maintenance services primarily to the energy and energy related industries. As a full service industrial contractor, we strive to provide all of our clients the highest degree of safety, quality and service utilizing our qualified professionals, technical expertise, skilled craftsmen, and overall project management. To serve clients efficiently and effectively, Matrix Service operates regional offices throughout the United States and Canada. We have separate union and merit subsidiaries; therefore, we can provide services to customers on either a union or merit basis.

We are licensed to operate in all fifty states and Canada. Our headquarters are in Tulsa, Oklahoma, and we have regional operating facilities in California, Delaware, Illinois, Michigan, Oklahoma, Pennsylvania, Texas and Washington in the United States and Ontario and New Brunswick in Canada. Our principal executive offices are located at 10701 E. Ute Street, Tulsa, Oklahoma 74116. Our telephone number is (918) 838-8822 and our fax number is (918) 838-8810. Unless the context otherwise requires, all references herein to “Matrix Service”, “Matrix Service Company”, the “Company” or to “we”, “our”, and “us” are to Matrix Service Company and its subsidiaries.

We have two reportable segments, the Construction Services segment and the Repair and Maintenance Services segment. See Note 15. Segment Information in the Notes to Consolidated Financial Statements for segment and geographic information. We also offer services to our customers where our two business segments work together to provide a combination of services. Customers utilize our services to expand operating facilities, improve operating efficiencies, maintain existing facilities and to comply with stringent environmental and safety regulations.

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

In addition, we currently make available on www.matrixservice.com our annual reports to stockholders. You will need the Adobe Acrobat Reader software to view these documents, which are in PDF format. If you do not have Adobe Acrobat, a link to Adobe Systems Incorporated’s Internet site, from which you can download the software, is provided.

CONSTRUCTION SERVICES

Our Construction Services segment provides turnkey and specialty construction to many industries. These services, including civil/structural, mechanical, piping, electrical and instrumentation, millwrighting, and fabrication are provided for projects of varying complexities, schedule durations, and budgets. Our project experience includes renovations, retrofits, modifications and expansions to existing facilities as well as grassroots construction of new facilities. We specialize in aboveground storage tanks for the bulk storage/terminal industry, capital construction for the downstream petroleum industry, specialty construction, and electrical and instrumentation services for various industries. These services range in duration from short term to multiple year contracts and originate from both our union and merit shop operations, which are strategically located to serve our customers’ needs.

All projects, large or small, are executed by project teams that are committed to providing the best service available, while continuously seeking innovative ways to safely and effectively improve quality and productivity. Matrix Service has the support structure necessary for these project teams to manage and execute projects within strict scheduling and budgetary constraints. Our in-house estimating, scheduling and cost control capabilities are designed to ensure timely and cost-effective execution of the work we undertake.

Aboveground Storage Tanks

One of the cornerstones of our business has been, and continues to be, aboveground storage tanks (“AST”). We offer complete engineering, fabrication, and construction (“EFC”) services for the bulk storage / terminal industry as well as the refining, petrochemical, pipeline and power industries. We are one of the largest AST constructors in North America. Our expertise includes cone roof tanks, dome roof tanks, open top floating roof tanks, geodesic domes, and specialty tanks.

Every AST project is designed in strict accordance to industry standards, codes and regulations. With the teams that we have assembled, we have the knowledge and experience to comply with all applicable specifications to ensure that all quality requirements are met or exceeded. In response to environmental requirements for control of vapor emissions and leak containment, we have developed many unique designs and devices such as floating roof seal systems, dike liners, and other products used on storage tanks.

One of the most significant areas of expertise is our turnkey tank and terminal construction service. Our tank design and EFC services, coupled with our overall construction capabilities allow our clients to be confident that the project will be completed safely with the highest degree of quality and within time and budget constraints. As a general contractor, Matrix Service offers a single point of contact, with the capability to perform the civil and site preparation, foundations, liners, mechanical, piping, structural, tank design, engineering, fabrication and construction.

The outlook for the terminal, pipeline and bulk storage industries continues to be strong throughout North America. Capital expenditures in the tank and terminal market are expected to increase in the next few years. There are several factors contributing to the market growth, including the need to develop increased storage capacity to accommodate specialty fuels required by governmental regulations, Canadian oil sands storage requirements, and increased sour crude feed stocks storage. As of April 2007, Industrial Info Resources is tracking more than 230 projects in North America totaling more than $13.7 billion, including $11.0 billion in the United States and $2.3 billion in Canada. The expected United States spending is a 31% increase from the same period in 2006. Overall, the health and outlook for the storage and terminal sector is quite good. As a leader in the industry, we are well positioned to benefit from this strong market.

Downstream Petroleum

In addition to AST, our construction experience for the downstream petroleum market includes refineries, pipelines, petrochemical plants and gas facilities. This includes turnkey construction projects, renovations, upgrades and expansion of large and small projects. We have developed many long-term relationships with our customers and, as a result, much of our work is repeat business with these customers.

The downstream petroleum market continues to be strong. A focal point of this market is the refining industry. There are currently 149 refineries in the United States producing 17.4 million barrels a day, which is not expected to meet forecasted needs. In recent years, there have been various proposals for the construction of new refineries. However, it is not expected that any of these new refineries will be built in the near term. Nonetheless, oil companies continue to earn record profits and many of these companies are reinvesting profits into existing facilities. This has resulted in an increase in capital projects. Industrial Info Resources is tracking 637 projects totaling more than $71.4 billion in expected construction activity from July 2007 through the end of 2009. This includes several major refinery expansion projects which are in various stages of planning, permitting, engineering and construction throughout the United States. The focus of these expansion projects is to increase production and accommodate different grades of crude oil.

Electrical and Instrumentation

Matrix Service is an experienced leader in electrical construction of industrial, instrumentation, electrical and control systems. Our experience spans a wide range of industries including combined cycle power, refining, petrochemical, heavy industrial, nuclear power, and pharmaceutical. In addition to ground-up construction, our highly skilled management and technical teams perform expansion projects, critical path turnarounds, emergency response and staff augmentation services. We also have expertise in the design and construction of industrial fiber optic and copper cabling for voice, data, control and video systems.

As part of our electrical capabilities, Matrix Service has the experience and expertise to install complex instrumentation and control systems. This service includes instrument calibration, installation of instruments, loop checks, commissioning, and start-up.

Specialty

Our specialty construction services encompass liquefied natural gas (“LNG”)/industrial gas projects, power projects, specialty tanks and vessels and fabrication.

LNG/Industrial Gas Projects/LPG

Matrix Service engineers, fabricates and constructs refrigerated and cryogenic liquefied gas storage tanks for the storage of ammonia, butane, carbon dioxide, ethane, methane, argon, nitrogen, oxygen, propane and other products. These tanks are utilized by the chemical, petrochemical and gas industries.

There has been a resurgence in LNG receiving terminal construction after years of dormancy. The strong demand for clean burning natural gas, resulting in part from the large build up of gas-fired power plants and generally flat to declining domestic production of natural gas, has created an increased demand for LNG. This has created a strong demand for the construction of large LNG tanks, LNG receiving terminals and peak shaving plants. Matrix Service is involved in the EFC of these LNG tanks. As of May 2007, there were five LNG receiving terminals operating in the United States, 17 terminal projects permitted by the Federal Energy Regulatory Commission (“FERC”), three of which are expansions and four terminals approved by the Coast Guard. There are nine receiving terminals proposed for FERC approval and five proposed for Coast Guard approval in the United States.

Power Projects

The power industry continues to provide opportunities for Matrix Service as the demand for power continues to grow. In addition, environmental compliance spending within the power industry is expected to provide significant opportunities for the Company.

Industrial Info Resources is monitoring 584 future environmental compliance projects totaling $48.0 billion at coal-fired power plants with scheduled completion dates between 2007 and 2010. Approximately half of this spending, or $24.0 billion, will be for sulfur dioxide (“SO2”) reduction projects. Another 26% will be for nitrogen oxide (“NOx”) reduction projects. The remaining 24% of the planned spending, or $11.4 billion, will be for other environmental compliance projects such as particulate or mercury reduction.

Environmental compliance spending at coal-fired power plants is scheduled to peak in 2008 at over $14.0 billion. During 2008, construction is scheduled to begin on 31 selective catalytic reduction units, 24 selective non catalytic reduction units, as well as other overfired air and low NOx burner projects. Total spending for NOx reduction during 2008 is anticipated to be $2.3 billion. An additional 42 scrubbers are planned for construction kick off during 2008, representing $5.0 billion in total investment. Capital spending for particulate and mercury controls is expected to remain steady during 2008 at $3.0 billion. Next year, construction of 26 baghouses, or air filtering systems, is planned to commence. Many of these projects will include activated carbon injection for mercury control. We believe we are well positioned to provide fabrication, erection and/or general construction services for these environmental compliance projects.

Currently, there is a shortage of companies with the expertise and equipment required to fabricate and install stack liners. This shortage came about due to the length of time between the last “burst” of coal fire power plant activity and the current renewed interest in this technology. This shortage provides an opportunity for Matrix Service to utilize our fabrication and construction expertise and to emerge as a major supplier in this area. Although this work is new to Matrix Service, the Company believes it has the skill and expertise to expand its product and service offerings to take advantage of this market opportunity while generating strong returns. The fabrication and erection of these stacks require expertise and experience similar to that used by Matrix Service to execute AST work.

Specialty Tanks and Vessels

Matrix Service’s specialty tank and vessel expertise includes aerobic/anaerobic digesters, clarifiers, egg shaped digesters, spheres, petroleum scrubbers/absorbers, flare tips, thermal vacuum chambers and other pressure vessels. The tanks and vessels are engineered, fabricated and constructed in adherence with American Petroleum Institute (“API”) standards and specifications and the American Society of Mechanical Engineers (“ASME”) codes. These tanks and vessels are used throughout the petroleum, chemical, power, aerospace and waste water industries. The specialized nature of these tanks and vessels is supplied by a small group of contractors possessing the capability to engineer, fabricate and construct these tanks and vessels and the processes they incorporate. Recent refinery expansions of a number of refiners throughout the United States and the implementation of clean air requirements in the power industry have caused an increased demand for these tanks and vessels.

Fabrication

Matrix Service has facilities which provide large scale fabrication services to other operating units within the Company throughout the United States. These facilities also provide fabrication services directly to customers. These facilities are staffed with qualified personnel and utilize state of the art equipment. Our fabrication facilities specialize in steel plate, structural steel and vessel fabrication utilizing carbon steels, stainless steels and specialty alloy materials. Our largest fabrication facility is centrally located in the United States. This 160,000 sq. ft. facility in Oklahoma is located on the most inland port in the United States with barge, rail and truck access. This facility has the capacity to fabricate new tanks, new tank components and all maintenance, retrofit and repair parts, including fixed roofs, floating roofs, seal assemblies, shell plate and tank appurtenances. This facility is qualified to perform services on equipment that require strict adherence to ASME codes and regulations including ASME pressure vessels, stacks, scrubber vessels, ducting, heat exchangers, flare stacks and igniter tips.

REPAIR AND MAINTENANCE SERVICES

We provide a wide range of routine, preventative and emergency repair and maintenance services. We are committed to maintaining high levels of customer satisfaction, whether scheduling routine maintenance or planning an emergency response to an unexpected facility or equipment problem. We provide multiple services that allow our clients to select needed services from a single source instead of multiple contractors.

Our primary services include AST repair and maintenance, turnarounds and maintenance for the downstream petroleum industry, specialty repair and maintenance services and electrical and instrumentation repair and maintenance. We provide these services for entire plants and facilities as well as single units or tanks.

Many of our repair and maintenance services are performed for clients that have selected Matrix Service as a preferred provider through long term commitments or alliance agreements. We have built these relationships on years of trust, open communication and a mutual desire to complete projects safely, on time, and with a high degree of quality.

Aboveground Storage Tanks

Our tank repair and maintenance services are a key component of our core business. We are one of the largest tank repair and maintenance contractors in the United States with a solid reputation for quality, safety and reliability. Our personnel are well versed in API standards and ASME code work in both atmospheric and pressure storage vessels.

AST repair and maintenance services include replacements/repairs to tank bottoms, shells, nozzles, roof structures, steel floating roofs, seals and manways for tanks of all sizes. We provide tank cleaning, foundation repair/replacement and complete tank relocation utilizing air lifting technology.

We also provide environmentally friendly solutions for secondary containment and leak detection. Our product offerings include dikes and liners, steel internal floating roofs, tank double bottoms, and primary and secondary seals. Every product we offer is engineered to provide our customers with the highest quality.

The outlook for repair and maintenance services for AST is similar to the construction outlook. As new tanks and terminals are being built and existing facilities continue to age, there are an increasing number of tanks that need maintenance and repair. In addition, there is an increased requirement for secondary containment and protection of the environment which provides additional opportunities. Furthermore, in the aftermath of the 2005 hurricane season, many facilities in East Texas and Louisiana will continue to undergo extensive rebuilding and testing, and will require maintenance and repair services.

Downstream Petroleum

Repair and maintenance services for the downstream petroleum industry are typically classified as either maintenance or turnarounds.

Plant maintenance contracts are typically multi-year contracts that provide outsourcing of maintenance management and the multiple crafts necessary to provide routine and preventive maintenance services for a given facility. A typical maintenance contract includes planning and scheduling and active participation in or development of reliability programs, including the development of performance metrics. These services generally include both safety implementation and quality assurance /quality control management.

Turnaround contracts are generally of short duration, but require detailed scheduling to assure the availability of qualified personnel and specialty equipment that are needed to complete the work in the shortest possible timeframe. We are committed to delivering all services on time, within budget and schedule constraints, and most importantly, in a safe manner.

Electrical and Instrumentation

Electrical and instrumentation repair and maintenance services include routine and preventative maintenance, emergency response, and outage support for various industries including nuclear and fossil fuel power, petroleum, petrochemical and pharmaceutical.

Specialty

Specialty repair and maintenance services include tower and vessel repair and installation; fin fan retube and repair; boiler retube and repair; valve installation; carbon steel and alloy pipe fabrication and repair and ASME code work.

One of the areas of our specialty services is providing repair, maintenance, and outage services for the power industry. Our onsite maintenance services include routine maintenance that includes cleaning fans, changing out lube oil coolers and maintaining gas turbines, heat recovery steam generators and other plant equipment. We also provide turbine disassembly, inspection and repair assistance.

The aging of infrastructure and heightened sensitivity to the protection of the environment as well as health concerns have created additional opportunities in these specialized repair and maintenance areas.

OTHER BUSINESS MATTERS

Customers and Marketing

Matrix Service derives a significant portion of its revenues from performing construction and repair and maintenance services for major integrated oil, independent petroleum and marketing companies. In fiscal 2007, these customer types accounted for 82.2% of consolidated revenues. The loss of significant work from any of these classes of customers or an overall decline in the Downstream Petroleum Industry would have a material adverse effect on the Company. Matrix Service also performs services for power companies, architectural and engineering firms, general contractors, and several petrochemical companies and serves approximately 350 customers. The following table provides a listing of any customer that accounted for greater than 10% of either our Construction Services or Repair and Maintenance Services revenue for the twelve months ended May 31, 2007:

	Construction Services		Repair and Maintenance Services		Total
	(In thousands, except percentages)
Plains All American Pipeline LP	$85,700	23.4%	$4,827	1.8%	$90,527	14.1%
BP PLC	5,711	1.6%	53,320	19.5%	59,031	9.2%
Sunoco, Inc.	19,638	5.4%	34,718	12.7%	54,356	8.5%
Bechtel Group, Inc.	45,559	12.4%	51	—	45,610	7.1%
Enbridge Energy LP	45,590	12.5%	890	0.3%	46,480	7.3%
Chevron Corp	3,773	1.0%	30,149	11.0%	33,922	5.3%

Total	$205,971	56.3%	$123,955	45.3%	$329,926	51.5%

The loss of any of these major customers could have a material adverse effect on the Company.

Matrix Service markets its services and products primarily through its marketing and business development personnel, senior professional staff and its operating management. The marketing personnel concentrate on developing new customers and assisting management with existing customers. We enjoy many preferred provider relationships with customers who award us work without competitive bidding through long-term agreements. In addition, we competitively bid many projects. Repair and Maintenance Services’ projects normally have durations of one week to several months depending on work scope, while Construction Services’ projects typically range in duration from several weeks to three years.

Segment Financial Information

Financial information for our operating segments is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 15. Segment Information of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data”.

Competition

Matrix Service competes with a large number of regional construction and maintenance companies and a number of national construction and maintenance companies in both the Construction Services and Repair and Maintenance Services segments. Competitors generally vary with the markets we serve with few competitors competing in all of the markets we serve or for all of the services we provide. Contracts are generally awarded based on price, customer satisfaction, safety record and programs, quality and schedule compliance. We believe that our turnkey capability, expertise, experience and reputation for providing safe and timely quality services allows us to compete effectively.

Backlog

We define backlog as the total dollar amount of revenues that we expect to recognize as a result of performing work that has been awarded to us through a signed contract that we consider firm. Revenue from the following contract types are considered firm:

•	fixed-price arrangements
•	minimum customer commitments on cost plus arrangements
•	certain time and material contracts in which the estimated contract value is firm or can be estimated with a high degree of precision

Our Construction Services segment typically contracts through arrangements that we consider firm. Therefore, most of the revenue recognized is from projects that were included in backlog. Most of our Repair and Maintenance Services segment revenue is derived from contracts which are not considered firm. Therefore, most of the Repair and Maintenance Services revenue stems from projects that were not included in our backlog.

At May 31, 2007, the Construction Services segment had a backlog of approximately $313.8 million, as compared to a backlog of approximately $230.1 million as of May 31, 2006. The backlog at May 31, 2007 and 2006 for the Repair and Maintenance Services segment was approximately $42.6 million and $18.3 million, respectively. The increase in backlog resulted primarily from an overall increase in activity associated with AST and other Downstream Petroleum projects. Approximately 86% of our backlog at May 31, 2007 is expected to be completed in fiscal year 2008.

The following provides a rollforward of our backlog from May 31, 2006 to May 31, 2007:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Backlog as of May 31, 2006	$230,117	$18,331	$248,448
New backlog awarded	423,536	126,796	550,332
Backlog canceled	(11,089)	(1,838)	(12,927)
Revenue recognized on contracts in backlog	(328,727)	(100,723)	(429,450)

Backlog as of May 31, 2007	$313,837	$42,566	$356,403

The following reconciles revenue recognized on contracts in backlog to total revenue recognized in fiscal 2007:

	Construction Services		Repair and Maintenance Services		Total
	(In thousands, except percentages)
Revenue recognized on contracts in backlog	$328,727	89.8%	$100,723	36.8%	$429,450	67.1%
Revenue recognized on contracts not in backlog	37,433	10.2%	172,963	63.2%	210,396	32.9%

Total revenue recognized	$366,160	100.0%	$273,686	100.0%	$639,846	100.0%

Seasonality

The operating results of the Repair and Maintenance Services segment may be subject to significant quarterly fluctuations, which are affected primarily by the timing of planned maintenance projects at customer facilities. As a result, our quarterly operating results can fluctuate materially. The Construction Services segment typically has a lower level of operating activity during the winter months and early in the new calendar year as many of our customers’ capital budgets have not been finalized. Also, the demand for storage fluctuates which can have a material impact on AST demand and revenues for the Construction Services segment.

Raw Material Sources and Availability

Steel and steel pipe are the primary raw materials used by the Company. Supplies of these materials are available throughout the United States from numerous sources. We do not anticipate being unable to obtain adequate amounts of these materials in the foreseeable future. However, the price, quantity available and timing of availability of these materials could change significantly due to various factors, including producer capacity, the level of foreign imports, demand for the materials, tariffs on imported steel and other market conditions.

Insurance

The Company maintains insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions.

Typically our contracts require us to indemnify our customers for injury, damage or loss arising from the performance of our services and provide for warranties for materials and workmanship. The Company may also be required to name the customer as an additional insured under certain insurance policies up to the limits of insurance available to us, or we may have to purchase special insurance policies or surety bonds for specific customers or provide letters of credit issued under our credit facility in lieu of bonds to satisfy performance and financial guarantees on some projects. Matrix Service generally requires its subcontractors to indemnify the Company and the Company’s customer and name the Company as an additional insured for activities arising out of the subcontractors’ presence at the customer’s location. Certain subcontractors must also provide additional insurance policies, including surety bonds in favor of the Company, to secure the subcontractors work or as required by the subcontract. Matrix Service currently maintains a performance and payment bonding line of $90.0 million.

There can be no assurance that our insurance and the additional insurance coverage provided by our subcontractors will fully protect us against a valid claim or loss under the contracts with our customers.

Employees

As of May 31, 2007, we had 3,096 employees of which 378 were employed in non-field positions and 2,718 were employed in field or shop positions.

We maintain separate merit shop and union operations. In our union business, we operate under collective bargaining agreements with various unions representing different groups of our employees. Union agreements provide the union employees with benefits including health and welfare, pension, training programs and compensation plans. We have not experienced any significant strikes or work stoppages in recent years. We maintain distinct health and welfare, retirement and training programs for our merit shop employees.

Attracting and retaining high quality employees is important to the continued success of our Company. We have expanded our Professional Development Program for project managers and have added several new craft recruiters in various regions throughout the United States. Recruiting and retaining a skilled workforce continues to be a top initiative of the Company.

Patents and Proprietary Technology

Matrix Service has been issued several patents, has patents pending, and continues to pursue new ideas and innovations to better serve our customers in all areas of our business. The Matrix Service patents under the Flex-A-Span® and Flex-A-Seal® trademarks are utilized to cover seals for floating roof tanks. Our patent of our ThermoStor® diffuser system is for a process that receives, stores and dispenses both chilled and warm water in and from the same storage tank. The patented RS 1000 Tank Mixer® controls sludge build-up in crude oil tanks through resuspension. We also have a patent on our Flex-A-Swivel®, a swivel joint for floating roof drain systems. Finally, Matrix Service holds a patent which covers a flexible fluid containment system marketed as the Valve Shield®. The Valve Shield® captures and contains fluid leaking from pipe and valve connections.

While we believe that continued product development and the protection of our patents are important to our business, we do not believe that these patents are essential to our success.

Regulation

Health and Safety Regulations

The operations of the Company are subject to the requirements of the United States Occupational Safety and Health Act (OSHA), comparable state laws and the Canadian Workers’ Compensation Board and its Workplace Health, Safety and Compensation Commission (“Agencies”). Regulations promulgated by these Agencies require employers and independent contractors who perform construction services, including electrical and repair and maintenance, to implement work practices, medical surveillance systems and personnel protection programs in order to protect employees from workplace hazards and exposure to hazardous chemicals and materials. In recognition of the potential for accidents within various scopes of work, these Agencies have enacted very strict and comprehensive safety regulations. The Company has established comprehensive programs for complying with health and safety regulations and protecting the safety of its workers and customers. While the Company believes that it operates safely and prudently, there can be no assurance that accidents will not occur or that the Company will not incur substantial liability in connection with the operation of its business.

Environmental

Matrix Service operations, including operations in the fabrication facilities in Oklahoma and California, could subject the Company to environmental liability. However, the Company does not believe at this time that any material liability exists relating to any of our operating locations. To further mitigate any potential liability, the Company has purchased pollution liability insurance with coverage limits of $2.0 million per occurrence.

A defect in the Company’s services or faulty workmanship could result in an environmental liability if, as a result of the defect or faulty workmanship, a contaminate was released into the environment. The Company currently has liability insurance with pollution coverage of $10.0 million per occurrence to limit any potential loss.

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

Our ability to attract and retain qualified project managers, engineers, skilled craftsmen and other experienced professionals in accordance with our needs is an important factor in our ability to maintain and increase profitability. The market for these professionals is competitive, and the supply is limited. We cannot provide any assurance that we will be successful in our efforts to retain or attract qualified personnel when needed. Therefore, when we anticipate or experience growing demand for our services, we may incur additional cost to maintain a professional staff in excess of our current contract needs in an effort to have sufficient qualified personnel available to address this anticipated demand. If we do incur additional compensation and benefit costs, our customer contracts may not allow us to pass through these costs.

Competent and experienced project managers and craft workers are especially critical to the profitable performance of our contracts, particularly on our fixed-price contracts where superior execution of the contract can result in profits greater than originally estimated or where inferior contract execution can reduce or eliminate estimated profits or even result in a loss.

Our project managers are involved in most aspects of contracting and contract performance including:

•	supervising the bidding process, including providing estimates of significant cost components, such as material and equipment needs, and the size and composition of the workforce;

•	negotiating contracts;

•	supervising contract performance, including performance by our employees, subcontractors and other third party suppliers and vendors;

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

Our workers are subject to the normal hazards associated with providing services on construction sites and industrial facilities. Even with proper safety precautions, these hazards can lead to personal injury, loss of life, damage to, or destruction of, property, plant and equipment, lower employee morale and environmental damage. We are intensely focused on maintaining a strong safety environment and reducing the risk of accidents to the lowest possible level. Poor safety performance may limit or eliminate potential revenue streams from many of our largest customers and may materially increase our future insurance and other operating costs.

Our growth strategy requires that we increase the size of our workforce. While we normally target experienced personnel for employment, we also hire inexperienced employees. Even with thorough training, inexperienced employees have a higher likelihood of injury which could lead to higher operating costs and insurance rates.

We may encounter difficulties during the course of performing our contracts that may result in additional costs to us and a reduction in our revenues and earnings that could have an adverse effect upon our financial condition and results of operations.

Many of our construction and repair and maintenance projects are performed over extended periods of time and involve complex design and engineering specifications. In these cases, it is common for us to perform work from time-to-time over the life of the project that is outside the scope of the original contract with the expectation of receiving a signed change order from the customer. Our contracts for these projects often require us to provide extensive project management and to obtain machinery, equipment, materials and services from third parties or the customer. We may encounter difficulties in obtaining these products and services on a timely basis. In some cases, these third-party provided products may not perform as expected or the services delivered may not meet contract specifications. These performance failures and other factors, some of which are beyond our control, may result in delays and additional costs to us including, in some cases, the cost of procuring alternate product or service providers, which may adversely impact our ability to complete a project on budget and in accordance with the original delivery schedule. To the extent these and the other matters referred to in the next paragraph occur, we may seek to recover any increased costs incurred by us from the responsible party; however, we cannot assure you that we will be successful in recovering all or a part of these costs in any or all circumstances.

In certain circumstances, we guarantee project completion or the achievement of certain acceptance and performance testing levels by a scheduled date. Failure to meet schedule or performance requirements could result in additional costs to us, including lost incentive payments and the payment of contractually agreed liquidated damages. The amount of such additional costs could exceed our profit margins on the project. While we may seek to recover these amounts as claims from the supplier, vendor, subcontractor or other third party responsible for the delay or for providing non-conforming products or services, we cannot assure you that we will recover all or any part of these costs in all circumstances. Performance problems for existing and future projects could cause our actual results of operations to differ materially from those anticipated by us and could damage our reputation within our industry and our customer base.

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

The demand for our products and services depends significantly upon the existence of construction and repair and maintenance projects in the downstream petroleum and power and other industries in the United States and Canada. The capital budgets of many of our energy industry customers are largely dependent on the continuation of high commodity prices. Our markets historically have been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the United States and Canadian economies and declines in commodity prices, which could adversely affect the demand for our products and services. Occasionally, the timing of the demand for our products and services in certain of these markets can also be adversely affected during periods of strong economic growth as customers may postpone closing their facilities for maintenance, repair, turnaround or expansion projects while demand for their products remains high.

As a consequence of these and other factors, our results of operations have varied and are likely to continue to vary significantly depending on the demand for future projects from these industries.

We face substantial competition in each of our business segments, which may have a material adverse effect on our business by reducing our ability to increase or maintain profitability.

We face competition in all areas of our business from regional, national and international competitors, many of which may have greater financial and other resources. Our competitors include well-established, well-financed entities, both privately and publicly held, including many major power equipment manufacturers, engineering and construction companies and internal engineering departments. The markets that we serve require substantial resources and, in particular, highly skilled and experienced technical personnel. We compete primarily on the basis of price, customer satisfaction, safety performance and programs, the quality of our products and services, and our ability to timely comply with project schedules. We may encounter increased competition from existing competitors or new market entrants in the future, which could have a material adverse effect on our business, financial condition or results of operations.

Our results of operations depend upon the award of new contracts and the timing of those awards.

Our revenues are derived primarily from contracts awarded on a project-by-project basis. Generally, it is very difficult to predict whether and when we will be awarded a new contract since many potential contracts involve a lengthy and complex bidding and selection process that may be affected by a number of factors, including changes in existing or assumed market conditions, financing arrangements, governmental approvals and environmental matters. Because our revenues are derived primarily from these contracts, our results of operations and cash flows can fluctuate materially from period to period depending on the timing of contract awards.

The uncertainty associated with the timing of contract awards may increase our cost of doing business over a short period or a comparatively longer term. For example, we may decide to maintain and bear the cost of a workforce in excess of our current contract needs in anticipation of future contract awards. If an expected contract award is delayed or not received, we could incur costs to maintain an idle workforce that may have a material adverse effect on our results of operations. Alternatively, we may decide that our long term interests are best served by reducing our workforce and incurring increased costs associated with severance and termination benefits which also could have a material adverse effect on our results of operations for the period when incurred. Reducing our workforce could also impact our results of operations if we are unable to adequately staff projects that are awarded subsequent to a workforce reduction.

The loss of one or more of our significant customers could adversely affect us.

From time to time due to the size of one or more of our contracts, one or more customers have in the past and may in the future contribute a material portion of our consolidated revenues in any one year. Because these significant customers generally contract with us for specific projects, we may lose these customers from year to year as their projects with us are completed. If we do not replace them with other customers or other projects, our financial condition and results of operations could be materially adversely affected. Additionally, we have long-standing alliance relationships with many significant customers. However, our contracts with these customers are on a project-by-project basis, and these customers may unilaterally reduce or discontinue their use of our services at any time. The loss of business from any one of these customers could have a material adverse effect on our business or results of operations.

There are integration and consolidation risks associated with our growth strategy. Future acquisitions may also result in significant transaction expenses, unexpected liabilities and risks associated with entering new markets, and we may be unable to profitably operate our business.

An aspect of our business strategy is to make strategic acquisitions in markets where we currently operate as well as in markets in which we have not previously operated. We may have difficulties identifying attractive acquisition candidates or we may be unable to acquire desired businesses on economically acceptable terms during periods of elevated mergers and acquisition activity or for other reasons. Additionally, existing or future competitors may desire to compete with us for acquisition candidates that may have the effect of increasing acquisition costs or reducing the number of suitable acquisition candidates. We may not have the financial resources necessary to consummate any acquisitions or the ability to obtain the necessary funds on satisfactory terms. We may not have sufficient management, financial and other resources to integrate future acquisitions. Any future acquisitions may result in significant transaction expenses, unexpected liabilities and risks associated with entering new markets in addition to the integration and consolidation risks. In the event we are unable to complete future strategic acquisitions, we may not grow in accordance with our expectations.

If we make any future acquisitions, we likely will have exposure to third parties for liabilities of the acquired business that may or may not be adequately covered by insurance or by indemnification, if any, from the former owners of the acquired business. Any of these unexpected liabilities could have a material adverse effect on us.

Future events, including those associated with our growth strategy, could negatively affect our liquidity position.

We can provide no assurance that we will have sufficient cash from operations or the credit capacity to meet all of our future cash needs should we encounter significant working capital requirements or incur significant acquisition costs. Insufficient cash from operations and significant working capital requirements have in the past and could in the future reduce availability under our credit facility and impact our ability to comply with the terms of our credit agreements.

The terms of our contracts could expose us to unforeseen costs and costs not within our control, which may not be recoverable and could adversely affect our results of operations and financial condition.

Under fixed-price contracts, we agree to perform the contract for a fixed-price and, as a result, can improve our expected profit by superior contract performance, productivity, worker safety and other factors resulting in cost savings. However, we could incur cost overruns above the approved contract price, which may not be recoverable. Under certain incentive fixed-price contracts, we may agree to share with a customer a portion of any savings we are able to generate while the customer agrees to bear a portion of any increased costs we may incur up to a negotiated ceiling. To the extent costs exceed the negotiated ceiling price, we may be required to absorb some or all of the cost overruns.

Fixed-price contract prices are established based largely upon estimates and assumptions relating to project scope and specifications, personnel and material needs. These estimates and assumptions may prove inaccurate or conditions may change due to factors out of our control, resulting in cost overruns, which we may be required to absorb and that could have a material adverse effect on our business, financial condition and results of our operations. In addition, our profits from these contracts could decrease and we could experience losses if we incur difficulties in performing the contracts or are unable to secure fixed-pricing commitments from our manufacturers, suppliers and subcontractors at the time we enter into fixed-price contracts with our customers.

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

A material portion of our revenues are recognized using the percentage-of-completion method of accounting. The percentage-of-completion accounting practices that we use result in our recognizing fixed-price contract revenues and earnings ratably over the contract term based on the proportion of actual costs incurred to our estimated contract costs. The earnings or losses recognized on individual fixed-price contracts are based on estimates of contract revenues, costs and profitability. We review our estimates of contract revenues, costs and profitability on a monthly basis. Prior to contract completion, we may adjust our estimates on one or more occasions as a result of changes in cost estimates, change orders to the original contract, collection disputes with the customer on amounts invoiced or claims against the customer for increased costs incurred by us due to customer-induced delays and other factors.

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

Our financial loss exposure on cost-plus contracts is generally limited to a portion of our profit on the contract. However, it is possible that the customer could successfully dispute the costs we believe we incurred on the contract or assert that our costs were excessive for reasons such as poor project management or labor productivity. In addition, some cost-plus contracts contain penalty provisions for failure to achieve certain milestones or performance standards. To the extent we are not able to recover the full amount of our costs under a cost-plus contract, including adjustments under contract penalty provisions, there would be a reduction, or possibly an elimination, of previously recognized and reported earnings. In certain circumstances, it is possible that such adjustments could be material to our operating results.

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

A failure to obtain adequate compensation for these matters could require us to record in the current period an adjustment to revenue and profit recognized in prior periods under the percentage-of-completion accounting method. Any such adjustments, if substantial, could have a material adverse effect on our results of operations and financial condition, particularly for the period in which such adjustments are made. We cannot assure you that we will be successful in obtaining, through negotiation, arbitration, litigation or otherwise, approved change orders in an amount adequate to compensate us for our additional work or expenses.

We are involved and are likely to continue to be involved in legal proceedings, which will increase our costs and, if adversely determined, could have a material effect on our financial condition and results of operations.

We are currently a defendant in legal proceedings arising from the operation of our business and it is reasonable to expect that we would be named in future actions. Most of the actions against us arise out of the normal course of performing services on project sites, and include claims for workers’ compensation, personal injury and property damage. From time to time, we are also named as a defendant in contract disputes with customers relating to the timeliness and quality of the performance of our services and equipment, materials, design or other services provided by subcontractors and third-party suppliers. We also are, and are likely to continue to be, a plaintiff in legal proceedings against customers seeking to recover payment of contractual amounts due to us as well as claims for increased costs incurred by us resulting from, among other things, services performed by us at the request of a customer that are in excess of original project scope that are later disputed by the customer and customer-caused delays in our contract performance.

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

To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions, as of the date of the financial statements, which affect the reported values of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimation by our management include:

•	contract expenses and profits and application of percentage-of-completion accounting;

•	costs and estimated earnings in excess of billings on uncompleted contracts;

•	provisions for uncollectible receivables from customers for invoiced amounts;

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

We are susceptible to adverse weather conditions, which may harm our business and financial results.

Our business may be adversely affected by severe weather in areas where we have significant operations. Repercussions of severe weather conditions may include:

•	curtailment of services;

•	suspension of operations;

•	inability to meet performance schedules in accordance with contracts;

•	weather related damage to our facilities;

•	inability to receive machinery, equipment and materials at jobsites; and

•	loss of productivity.

Our projects expose us to potential professional liability, product liability, warranty and other claims, which could be expensive, damage our reputation and harm our business. We may not be able to obtain or maintain adequate insurance to cover these claims.

We perform construction and maintenance services at large industrial facilities where accidents or system failures can be disastrous. Any catastrophic occurrence in excess of our insurance limits at locations engineered or constructed by us or where our products are installed or services performed could result in significant professional liability, product liability, warranty and other claims against us by our customers, including claims for cost overruns and the failure of the project to meet contractually specified milestones or performance standards. Further, the rendering of our services on these projects could expose us to risks, and claims by, third parties and governmental agencies for personal injuries, property damage and environmental matters, among others. Any claim, regardless of its merit or eventual outcome, could result in substantial costs, divert management’s attention and create negative publicity, particularly for claims relating to environmental matters where the amount of the claim could be extremely large. Insurance coverage is increasingly expensive and we may not be able to or may choose not to obtain or maintain adequate protection against the types of claims described above. If we are unable to obtain insurance at an acceptable cost or otherwise protect against the claims described above, we will be exposed to significant liabilities, which may materially and adversely affect our financial condition and results of operations.

Earnings for future periods may be affected by impairment charges.

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

Our credit facility imposes restrictions that may limit business alternatives.

Our senior revolving credit facility contains covenants that restrict or limit our ability to incur additional debt, create liens, acquire or dispose of assets, repurchase equity, or make distributions. In addition, our credit facility requires that we comply with a number of financial covenants. These covenants and restrictions may impact our ability to effectively execute operating and strategic plans. Our ability to comply with these covenants may be affected by factors or events beyond our control; therefore, our future operating performance may not be sufficient to comply with the required covenants.

Our failure to comply with one or more of the covenants in our credit facility could result in an event of default. We can provide no assurance that a default could be remedied, or that our creditors would grant a waiver or amend the terms of the credit facility. If an event of default occurs, our lenders could elect to declare all amounts outstanding under the facility to be immediately due and payable, terminate all commitments, or refuse to extend further credit. If an event of default occurs and the lenders under the credit facility accelerate the maturity of any loans or other debt outstanding, we may not have sufficient liquidity to repay amounts outstanding under the existing agreement.

Our common stock, which is listed on the NASDAQ Global Market, has from time-to-time experienced significant price and volume fluctuations. These fluctuations are likely to continue in the future, and our stockholders may not be able to resell their shares of common stock at or above the purchase price paid.

The market price of our common stock may change significantly in response to various factors and events beyond our control, including the following:

•	the risk factors described in this Item 1A;

•	the significant concentration of ownership of our common stock in the hands of a small number of institutional investors;

•	a shortfall in operating revenue or net income from that expected by securities analysts and investors;

•	changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry;

•	general conditions in our customers’ industries; and

•	general conditions in the security markets.

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

Sales of a substantial number of shares of our common stock in the public market or otherwise, either by us, a member of management or a major stockholder, or the perception that these sales could occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

We may issue additional equity securities, which would lead to dilution of our issued and outstanding stock.

The issuance of additional common stock or securities convertible into our common stock would result in dilution of the ownership interest in us held by existing stockholders. We are authorized to issue, without stockholder approval 5,000,000 shares of preferred stock, par value $0.01 per share, in one or more series, which may give other stockholders dividend conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. Our Board of Directors has no present intention of issuing any such preferred stock series, but reserves the right to do so in the future. In addition, we are authorized to issue, without stockholder approval, a significant number of additional shares of our common stock and securities convertible into either common stock or preferred stock.

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

In addition, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), and comparable state laws, we may be required to investigate and remediate regulated materials. CERCLA and the comparable state laws typically impose liability without regard to whether a company knew of or caused the release, and liability for the entire cost of clean-up can be imposed upon any responsible party.

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

Changes in environmental laws and regulations that reduce existing standards and a reduced level of enforcement of these laws and regulations could adversely affect the demand by our customers for many of our services. Proposed changes in regulations and the perception that enforcement of current environmental laws has been less strict has decreased the demand for some of our services, as customers have anticipated and adjusted to the potential changes. Future changes could result in a decreased demand for some of our services. The ultimate impact of any such future changes will depend upon a number of factors, including the overall strength of the economy and customer views on whether new or more restrictive regulations will be adopted or whether there will be a relaxing of the requirements and levels of enforcement of existing regulations and the cost-effectiveness of remedies available under changed regulations. If proposed or enacted changes materially reduce demand for our environmental services, our results of operations could be adversely affected.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The principal properties of Matrix Service at May 31, 2007 were as follows:

Location	Description of Facility	Segment	Interest

Tulsa, Oklahoma	Corporate Headquarters	Corporate	Leased

Alton, Illinois	Regional office and warehouse	Repair & Maintenance	Leased

Bellingham, Washington	Regional office and warehouse	Construction and Repair & Maintenance	Owned

Catoosa, Oklahoma	Fabrication facility, regional office and warehouse	Construction and Repair & Maintenance	Owned (1)

Eddystone, Pennsylvania	Regional office and warehouse	Construction and Repair & Maintenance	Leased (2)

Houston, Texas	Regional office and warehouse	Construction and Repair & Maintenance	Owned

Newark, Delaware	Regional office and warehouse	Construction and Repair & Maintenance	Leased

Orange, California	Fabrication facility and regional office	Construction and Repair & Maintenance	Owned

Sarnia, Canada	Regional office and warehouse	Repair & Maintenance	Owned

Suisun City, California	Regional office and warehouse	Repair & Maintenance	Leased

Temperance, Michigan	Regional office and warehouse	Construction and Repair & Maintenance	Owned

(1)	Facilities were constructed by the Company in 2002 and 2003 on land acquired through the execution of a 15 year ground lease with renewal provisions for five additional terms of five years each.

(2)	In March 2007, we exercised our right of first refusal to purchase the Eddystone, Pennsylvania facility, subject to due diligence and review of environmental matters. Due diligence is in process and we have up to three years to execute a purchase agreement.

In addition to the locations listed above, Matrix Service has temporary office facilities at numerous customer locations throughout the United States and Canada.

Item 3.	Legal Proceedings

The information called for by this item is provided in Note 8. Contingencies, included in the Notes to Consolidated Financial Statements included in Part II, Item 8., which information is incorporated by reference into this item.

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

Price Range of Common Stock

Our common stock trades on the Global Market System (previously named the National Market System) of the National Association of Securities Dealers, Inc. Automated Quotation System (“NASDAQ”). The trading symbol for our Common Stock is “MTRX”. The following table sets forth the high and low sale prices for our Common Stock as reported by NASDAQ for the periods indicated:

	Fiscal Year 2007		Fiscal Year 2006
	High	Low	High	Low
First quarter	$13.35	$10.63	$7.75	$3.92
Second quarter	16.00	11.89	9.97	6.67
Third quarter	19.60	15.10	11.47	8.73
Fourth quarter	27.19	16.50	12.19	10.03

As of August 1, 2007, there were 43 holders of record of our common stock. We believe that the number of beneficial owners of our common stock is substantially greater than the number of holders of record.

Dividend Policy

We have never paid cash dividends on our Common Stock. We currently intend to retain earnings to finance the growth and development of our business. Any payment of cash dividends in the future will depend upon our financial condition, capital requirements and earnings as well as other factors the Board of Directors may deem relevant. Our credit agreement limits the amount of cash dividends we can pay.

Issuer Purchases of Equity Securities

In October 2000, the Board of Directors authorized a stock buyback program, which permitted the purchase of up to 20% (i.e., 3,447,506 shares) of our common stock outstanding at that time. To date, Matrix Service has purchased 2,116,800 shares under the program and has authorization to purchase an additional 1,330,706 shares. Although the Company did not repurchase any common shares in fiscal 2007, Matrix Service intends to repurchase shares in future periods if accretive to earnings. The Company has 1,297,466 treasury shares remaining as of May 31, 2007 and intends to utilize these treasury shares solely for the satisfaction of stock issuances under the 1990, 1991 and 2004 stock plans and the 1995 Nonemployee Directors’ Stock Option Plan.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
March 1 to March 31, 2007	—	$—	2,116,800	1,330,706
April 1 to April 30, 2007	—	—	2,116,800	1,330,706
May 1 to May 31, 2007	—	—	2,116,800	1,330,706

Total	—	$—	2,116,800	1,330,706

Item 6.	Selected Financial Data

The following table sets forth selected historical financial information for Matrix Service covering the five fiscal years ended May 31, 2007:

	Fiscal Year Ended May 31,
	2007	2006	2005	2004 (3)	2003(2) (3)
	(In thousands, except percentages and per share data)
Revenues	$639,846	$493,927	$439,138	$607,904	$288,418
Gross profit	65,886	47,079	31,019	46,313	31,610
Gross profit %	10.3%	9.5%	7.1%	7.6%	11.0%
Operating income (loss) (1)	33,050	17,698	(39,138)	17,519	12,444
Operating income (loss) %	5.2%	3.6%	(8.9)%	2.9%	4.3%
Income (loss) before income taxes	31,114	11,594	(44,458)	15,213	12,246
Net income (loss)	19,171	7,653	(38,830)	9,542	8,178
Net income (loss ) %	3.0%	1.5%	(8.8)%	1.6%	2.8%
Earnings (loss) per share-diluted	0.74	0.35	(2.24)	0.54	0.49
Equity per share-outstanding	4.72	3.67	2.76	4.98	4.35
Weighted average shares outstanding diluted	26,752	25,742	17,327	17,615	16,710
Working capital	51,306	42,656	21,726	63,914	18,287
Total assets	242,909	188,276	202,380	216,274	202,939
Long-term debt (including long-term portions of acquisition payable and capital lease obligations)	836	28,116	34,400	69,823	45,902
Total debt (including acquisition payable and capital lease obligations)	4,301	30,330	79,086	76,551	51,648
Capital expenditures	13,120	5,614	1,430	4,675	16,120
Stockholders’ equity	125,576	76,399	47,985	85,715	70,181
Total long-term debt to equity %	0.7%	36.8%	71.7%	81.5%	65.4%
Cash flow provided (used) by operations	11,358	35,880	4,516	(28,099)	17,542

(1)	See Notes 1 and 14 of the Notes to Consolidated Financial Statements regarding restructuring, impairment and abandonment costs included in operating income (loss).

(2)	The operating results of an acquisition that occurred on March 7, 2003 are included in the Selected Financial Data effective March 7, 2003.

(3)	During the second quarter of fiscal 2004, the Company declared a two-for-one stock split payable, on November 21, 2003, in the form of a one-for-one stock dividend to shareholders of record on October 31, 2003. All shares, share prices and earnings per share amounts have been restated for all periods presented to reflect the change in the capital structure.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management judgments and estimates including, in certain circumstances, choices between acceptable GAAP alternatives. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. Note 1 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, contains a comprehensive summary of our significant accounting policies. The following is a discussion of our most critical accounting policies, estimates, judgments and uncertainties that are inherent in our application of GAAP.

CRITICAL ACCOUNTING ESTIMATES

Revenue Recognition

Matrix Service records profits on fixed-price contracts on a percentage-of-completion basis, primarily based on costs incurred to date compared to the total estimated contract cost. Matrix Service records revenue on reimbursable and time and material contracts based on a proportional performance basis as costs are incurred. Contracts in process are valued at cost plus accrued profits less billings on uncompleted contracts. Contracts are generally considered substantially complete when field construction is completed. The elapsed time from award of a contract to completion of performance may be in excess of one year. Matrix Service includes pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs, when Matrix Service determines that it is responsible for the procurement and management of such cost components on behalf of the customer.

Matrix Service has numerous contracts that are in various stages of completion which require estimates to determine the appropriate cost and revenue recognition. Matrix Service has a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs, and accordingly, does not believe significant fluctuations are likely to materialize. However, current estimates may be revised as additional information becomes available. If estimates of costs to complete fixed-price contracts indicate a loss, a provision is made through a contract write-down for the total loss anticipated. A number of our contracts contain various cost and performance incentives and penalties that impact the earnings we realize from our contracts. Adjustments related to these incentives and penalties are recorded in the period on a percentage of completion basis when estimable and probable.

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

As of May 31, 2007 and May 31, 2006, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of $5.1 million and $3.8 million, respectively, and claims of $1.5 million and $0.5 million, respectively. Historically, our collections for unapproved change orders and other claims have approximated the amount of revenue recognized.

The following table provides a rollforward of revenue recognized on claims and unapproved change orders. Amounts disclosed for unapproved change orders exclude amounts associated with contract disputes disclosed in Note 8. Contingencies.

	Claims for Unapproved Change Orders	Other Claims	Total
	(In thousands)
Balance at May 31, 2005	$208	$383	$591
Additions	4,138	337	4,475
Collections	(455)	(141)	(596)
Loss	(46)	(56)	(102)

Balance at May 31, 2006	3,845	523	4,368
Additions	5,639	1,493	7,132
Collections	(3,921)	(492)	(4,413)
Loss	(434)	(31)	(465)

Balance at May 31, 2007	$5,129	$1,493	$6,622

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

Legal costs are expensed as incurred.

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. As of May 31, 2007 and May 31, 2006, insurance reserves totaling $6.4 million are reflected on our balance sheet. These amounts represent our best estimate of our ultimate obligations for asserted claims, insurance premium true-up settlement estimates, and claims incurred but not yet reported at the balance sheet date. We establish specific reserves for claims using a case by case evaluation of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. Additionally, the actual results of claim settlements could differ from the amounts estimated.

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

Management utilizes a discounted cash flow analysis to determine the estimated fair value of our reporting units. Significant judgments and assumptions including the discount rate, anticipated revenue growth and gross margins, estimated operating and interest expense, and capital expenditures are inherent in these fair value estimates which are based on our internal operating budgets. As a result, actual results may differ from the estimates utilized in our discounted cash flow analysis. The use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and could result in the recognition of an impairment charge in the financial statements.

As a result of these uncertainties, we utilize multiple scenarios and assign probabilities to each of the scenarios in the discounted cash flow analysis. The results of the discounted cash flow analysis are then compared to the carrying value of the reporting unit. If the carrying value of a reporting unit exceeds its fair value, a computation of the implied fair value of goodwill is compared with its related carrying value. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount of the excess. If an impairment charge is incurred, it would negatively impact our results of operations and financial position.

At the end of the third quarter of fiscal 2005, we conducted an impairment analysis due to the existence of several indicators of impairment. The impairment indicators stemmed primarily from a decline in operating results and the continuation of several large contract disputes, which:

•	increased our overhead costs;

•	reduced our cash flow from operations;

•	caused us to maintain higher than anticipated borrowings under our credit facility;

•	inhibited our ability to refinance our credit facility;

•	increased the likelihood that we would be unable to achieve long-term revenue and cash flow targets;

•	reduced our borrowing capacity available to fund new working capital requirements and inhibited our ability to bid on new projects; and

•	caused us to initiate restructuring plans, which included the sale of revenue generating assets.

The fair value of the Construction Services segment at February 28, 2005 was estimated to be $32.0 million compared to a carrying value of $57.0 million, indicating an impairment to the recorded value of goodwill. We ultimately recorded an impairment charge of $25.0 million for our Construction Services segment in the third quarter of fiscal 2005. No impairment was indicated for our Repair and Maintenance Services segment.

As a result of improved operating results over the past several quarters, the resolution of most of our large, disputed contracts and the expansion and extension of our credit facility in November 2006 and July 2007, we do not currently anticipate another goodwill impairment for either our Construction Services or Repair and Maintenance Services segments. However, certain events may occur that might adversely affect the reported value of goodwill. Such events could include, but are not limited to, strategic decisions made in response to economic or competitive conditions, a significant change in the project plans of our customers, the economic condition of the customers and industries we serve, and a material negative change in the relationships with one or more of our significant customers. If our judgments and assumptions change as a result of the occurrence of any of these events or other events that we do not currently anticipate, our expectations as to future results and our estimate of the implied value of one or more of our reporting units also may change. Thus, for example, assuming that all other components of our fair value estimate remain unchanged, a change in the following assumptions would have the following effect on our fair value estimate:

•

if the growth rate of estimated revenue decreases 100 basis points from current estimates, fair value for the Construction Services segment would be reduced by approximately $14.0 million and fair value for the Repair and Maintenance Services segment would be reduced by approximately $6.0 million;

•

if assumed gross margins decrease one percent, fair value for the Construction Services segment would be reduced by approximately $33.1 million and fair value for the Repair and Maintenance Services segment would be reduced by approximately $16.4 million; and

•

if the applicable discount rate increases 100 basis points, fair value for the Construction Services segment would be decreased by approximately $13.1 million and fair value for the Repair and Maintenance Services segment would be reduced by approximately $6.1 million.

Our significant assumptions, including revenue growth, gross margins, operating and interest expense and other factors, have been reasonably accurate in recent years, but are likely to change in light of the dynamic competitive environment in which we operate. However, given the excess of estimated fair value over carrying value of $120.6 million for the Construction Services segment and $35.0 million for the Repair and Maintenance Services segment at May 31, 2007, we do not believe that the illustrative adverse change in each of the assumptions discussed above would cause us to record an impairment charge.

Recently Issued Accounting Standards

Accounting standards that have recently been issued that may have a material effect on our Consolidated Financial Statements include the following.

FIN 48 – Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109.

FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company will adopt FIN 48 effective June 1, 2007 and is currently in the process of evaluating the impact that the adoption of FIN 48 will have on its financial position, consolidated results of operations and cash flows.

SFAS No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement establishes a framework for fair value measurements in the financial statements by providing a definition of fair value, provides guidance on the methods used to estimate fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is generally applied prospectively. We are currently assessing the impact of SFAS No. 157 on our Consolidated Financial Statements.

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our financial statements.

Matrix Service Company

Annual Results of Operations

(Amounts in thousands, except per share data)

	Construction Services	Repair & Maintenance Services	(1) Other	Consolidated Total
Fiscal Year 2007
Consolidated revenues	$366,160	$273,686	$—	$639,846
Gross profit	29,494	36,392	—	65,886
Operating income (loss)	11,567	21,556	(73)	33,050
Income (loss) before income tax expense	10,394	20,793	(73)	31,114
Net income (loss)	6,498	12,718	(45)	19,171
Earnings per share - diluted				0.74
Weighted average shares - diluted				26,752

Fiscal Year 2006
Consolidated revenues	$243,725	$250,202	$—	$493,927
Gross profit	20,392	26,687	—	47,079
Operating income (loss)	6,561	11,237	(100)	17,698
Income (loss) before income tax expense	2,536	9,158	(100)	11,594
Net income (loss)	2,168	5,547	(62)	7,653
Earnings per share - diluted				0.35
Weighted average shares - diluted				25,742

Fiscal Year 2005
Consolidated revenues	$203,950	$235,188	$—	$439,138
Gross profit	12,178	18,841	—	31,019
Operating income (loss)	(40,786)	2,005	(357)	(39,138)
Income (loss) before income tax expense	(44,052)	(49)	(357)	(44,458)
Net income (loss)	(38,590)	(19)	(221)	(38,830)
Earnings per share - diluted				(2.24)
Weighted average shares - diluted				17,327

Variances 2007 to 2006
Consolidated revenues	$122,435	$23,484	$—	$145,919
Gross profit	9,102	9,705	—	18,807
Operating income	5,006	10,319	27	15,352
Income before income tax expense	7,858	11,635	27	19,520
Net income	4,330	7,171	17	11,518

Variances 2006 to 2005
Consolidated revenues	$39,775	$15,014	$—	$54,789
Gross profit	8,214	7,846	—	16,060
Operating income	47,347	9,232	257	56,836
Income before income tax expense	46,588	9,207	257	56,052
Net income	40,758	5,566	159	46,483

(1)	Includes items associated with exited operations.

Results of Operations

Overview

The Company has two reportable segments, Construction Services and Repair and Maintenance Services. The majority of the work for both segments is performed in the United States with less than 2.5% of revenues generated in Canada during fiscal 2007. However, the Company does continue to seek opportunities for growth in both the domestic and international markets.

The Construction Services segment provides turnkey and specialty construction to many industries. These services including civil/structural, mechanical, piping, electrical and instrumentation, millwrighting, and fabrication are provided for projects of varying complexities, schedule durations, and budgets. Our project experience includes renovations, retrofits, modifications and expansions to existing facilities as well as grassroots construction of new facilities. We specialize in aboveground storage tanks for the bulk storage/terminal market, capital construction for the downstream petroleum market, specialty construction, and electrical and instrumentation services.

The Repair and Maintenance Services segment provides a wide range of routine, preventative and emergency repair and maintenance services, outage and turnaround services, including plant maintenance, electrical and instrumentation maintenance, tank inspection, repair and maintenance, industrial cleaning and ASME code repairs. Our primary services include aboveground storage tank repair and maintenance, turnarounds and maintenance for the downstream petroleum market, specialty repair and maintenance services and electrical and instrumentation repair and maintenance.

Significant fluctuations in revenues, backlog, gross profits and operating results are discussed below on a consolidated basis and for each segment. Revenues fluctuate from quarter to quarter due to many factors, including the changing product mix and project schedules, which are dependent on the level and timing of customer releases of new business.

Fiscal Year 2007 versus 2006

Consolidated

Consolidated revenues were $639.8 in fiscal 2007, an increase of $145.9 million, or 29.5%, from consolidated revenues of $493.9 million in fiscal 2006. This large improvement in consolidated revenues resulted from an increase of $122.4 million in Construction Services revenues combined with growth of $23.5 million in Repair and Maintenance Services revenues. Matrix Service’s backlog has grown since early fiscal 2006 and continued to increase throughout fiscal 2007 despite the large increase in consolidated revenues. Backlog of $356.4 million at the end of fiscal 2007 represents a 43.5% improvement when compared to backlog of $248.4 million at the end of fiscal 2006. The Construction Services segment accounts for 88% of Matrix Service’s backlog at May 31, 2007.

Consolidated gross profit increased from $47.1 million in fiscal 2006 to $65.9 million in fiscal 2007. This improvement of $18.8 million, or 39.9%, was due to the 29.5% growth in revenues combined with greater margins contributed by the Repair and Maintenance Services segment. Consolidated gross margins grew from 9.5% in fiscal 2006 to 10.3% in fiscal 2007 due to an improvement in the Repair and Maintenance Services segment, which grew to 13.3% in the current fiscal year versus 10.7% in the prior fiscal year. This improvement stemmed from effective project execution, more efficient absorption of fixed costs due to the larger revenue base and a continued focus by the Company on managing its contractual risks, while at the same time working with our customers to meet their strategic objectives. In addition, margins were further enhanced by a favorable market and an expanding backlog which allowed Matrix Service to be more selective in its process of procuring projects. Partially offsetting these improvements was a pre-tax charge in fiscal 2007 of $11.3 million, or $0.25 per fully diluted share, resulting from continued cost escalations on a liquefied natural gas (“LNG”) construction project in the Gulf Coast region.

Consolidated SG&A expenses were $32.8 million in fiscal 2007 compared to $28.8 million for fiscal 2006. The increase of $4.0 million was primarily due to employee-related expenses resulting from additional staff hired throughout fiscal 2007 to support our growth combined with additional expense of $1.5 million related to the fair value recognition provisions in SFAS-123(R), ”Share-Based Payment”. Partially offsetting this increase was a decline in legal costs of approximately $1.5 million as the Company has settled all but one of its significant contract disputes. SG&A expense as a percentage of revenue fell to 5.1% in fiscal 2007 compared to 5.8% in the prior fiscal year as the 29.5% growth in revenues more than offset the increase in SG&A expenses.

Restructuring charges in fiscal 2007 of $0.1 million relate primarily to additional environmental accruals on a discontinued business and additional workers compensation costs. Restructuring charges in fiscal 2006 of $0.5 million related primarily to professional fees, restructuring incentives and costs to shut down a fabrication facility. Since the restructuring was essentially complete at May 31, 2007, we expect any future costs related to the program to be minimal.

Interest expense declined to $2.4 million in fiscal 2007 compared to $7.8 million in fiscal 2006. This sharp decline of $5.4 million was primarily due to reduced debt outstanding during the year. Current year interest expense was primarily related to the amortization of prepaid interest and fees on the convertible notes, amortization of deal fees on the senior credit facility, and interest on short-term borrowings under the revolving facility.

Other income in fiscal 2006 of $1.6 million resulted from gains on the sale of assets identified during the restructuring effort. Other income in fiscal 2007 of $0.3 million consisted of miscellaneous non-operating items.

Income before income tax expense increased to $31.1 million in fiscal 2007 from $11.6 million in fiscal 2006. This $19.5 million improvement was due to higher gross profit combined with decreased interest expense. Partially offsetting this improvement was higher SG&A expense in fiscal 2007 along with gains on the sale of assets included in fiscal 2006 results.

The effective tax rates for fiscal 2007 and fiscal 2006 were 38.4% and 34.0%, respectively. Both fiscal 2007 and fiscal 2006 benefited from the tax recognition of losses on disputed contracts. In fiscal 2007, certain operating loss carryforwards previously reserved were utilized or deemed to be fully utilizable resulting in a benefit of $0.8 million. In fiscal 2006, approximately $1.4 million of previously established valuation allowances were reversed upon the utilization of the related operating loss carryforwards.

Net income for fiscal 2007 rose to $19.2 million, or $0.74 per fully diluted share, versus net income in fiscal 2006 of $7.7 million, or $0.35 per fully diluted share.

Construction Services

Revenues for the Construction Services segment rose significantly from $243.7 million in fiscal 2006 to $366.2 million in fiscal 2007, which represents an increase of $122.5 million, or 50.3%. This improvement was primarily due to Aboveground Storage Tank revenues increasing $70.9 million, but improvements were also seen throughout the segment as Downstream Petroleum revenues rose $25.1 million, Specialty revenues grew $16.6 million and Electrical and Instrumentation revenues climbed $9.9 million. The substantial growth in the Aboveground Storage Tank revenues was driven by the strength of the market and capital spending from our core customer base. The growth in Downstream Petroleum revenues was primarily due to the performance of work for two additional refinery customers, while the growth in Specialty revenues was primarily related to the LNG construction project.

Backlog increased from $230.1 million at May 31, 2006 to $313.8 million at May 31, 2007. The increase of $83.7 million, or 36.4%, was primarily due to significant awards for the construction of Aboveground Storage Tank capacity at new terminals and terminal expansions.

Gross profit rose from $20.4 million in fiscal 2006 to $29.5 million in fiscal 2007, an improvement of 44.6%. Construction Services gross margins declined from 8.4% in fiscal 2006 to 8.1% in fiscal 2007. This decrease occurred due to a pre-tax charge in fiscal 2007 of $11.3 million on an LNG construction project in the Gulf Coast region. The charge was a result of a difficult post-Katrina labor environment, unforeseen productivity challenges and complexity of design leading to material and equipment cost increases. In addition, weather continued to affect this lump sum project resulting in a more compressed schedule. The loss recognized this year reflects our best forecast of costs required to achieve our customer’s schedule on the remaining 42.5% of the work.

Operating income and income before income tax expense increased to $11.6 million and $10.4 million, respectively, in fiscal 2007 from operating income and income before income tax expense of $6.6 million and $2.5 million in fiscal 2006, respectively. This significant improvement was the result of additional revenues, combined with lower interest expense.

Repair and Maintenance Services

Revenues from the Repair and Maintenance Services segment grew $23.5 million, or 9.4%, from $250.2 million in fiscal 2006 to $273.7 million in fiscal 2007. This improvement resulted primarily from increases in Aboveground Storage Tank revenues of $28.1 million and Electrical and Instrumentation revenues of $14.2 million. Partially offsetting this growth was a reduction in Downstream Petroleum revenues of $18.8 million as turnaround work that occurred in fiscal 2006 was not fully replaced in fiscal 2007.

Repair and Maintenance Services backlog increased from $18.3 million at May 31, 2006 to $42.6 million at May 31, 2007, an increase of $24.3 million or 132.8%. The increase was driven by leveraging our AST construction customers, resulting in new and additional AST repair and maintenance projects.

Gross margins improved to 13.3% in fiscal 2007 as compared to gross margins of 10.7% in fiscal 2006 primarily as the result of more effective project execution and higher revenue volumes relative to the segment’s overall fixed cost structure. Gross profit also improved from $26.7 million in fiscal 2006 to $36.4 million in fiscal 2007.

Operating income and income before income tax expense climbed to $21.6 million and $20.8 million, respectively, in fiscal 2007 compared to $11.2 million and $9.2 million produced in fiscal 2006. This improvement was primarily due to higher revenues and margins combined with reduced interest expense.

Fiscal Year 2006 versus 2005

Consolidated

Consolidated revenues were $493.9 million in fiscal 2006, an increase of $54.8 million, or 12.5%, from consolidated revenues of $439.1 million in fiscal 2005. The improvement in consolidated revenues resulted from a $39.8 million increase in Construction Services revenues combined with an increase of $15.0 million in Repair and Maintenance Services revenues.

Consolidated gross profit increased from $31.0 million in fiscal 2005 to $47.1 million in fiscal 2006. The improvement of $16.1 million, or 51.8%, in gross profit was due to a 12.5% increase in revenues combined with improved margins. Consolidated gross margins increased from 7.1% in fiscal 2005 to 9.5% in fiscal 2006 due to fiscal 2005 including a significant amount of low margin work that has since been replaced with higher margin work from both the Construction Services and Repair and Maintenance Services segments. In addition, the larger consolidated revenue base allowed for further absorption of fixed costs while restructuring efforts in late fiscal 2005 led to a lower fixed cost structure, which management believed was adequate to support the volume of work.

Consolidated SG&A expenses were $28.8 million in fiscal 2006 compared to $40.3 million for fiscal 2005. The decline of $11.5 million was primarily due to an additional $10.3 million contract dispute reserve recorded in fiscal 2005 as a result of the Company’s effort to accelerate the collection of amounts owed to improve the liquidity situation at that time. The Company aggressively pursued collections on its contract dispute receivables; therefore, legal costs continued to be significant at $1.9 million in fiscal 2006 as compared to $2.2 million in fiscal 2005. The remaining reduction in SG&A costs was related to restructuring efforts in late fiscal 2005 that led to a smaller fixed cost structure in fiscal 2006. SG&A expense as a percentage of revenue decreased to 5.8% in fiscal 2006 compared to 9.2% in the prior fiscal year primarily as a result of the 12.5% increase in revenues combined with the inclusion of the contract dispute reserve in fiscal 2005.

Impairment and abandonment charges of $26.2 million in fiscal 2005 included a $25.0 million impairment of goodwill in the Construction Services segment. Our policy is to perform a goodwill impairment review when impairment indicators exist and no less than once per year. An additional review was performed in the third quarter of fiscal 2005 due to impairment indicators related to liquidity issues and operating results. The remaining charge of $1.2 million related to a fixed asset impairment taken in the fourth quarter of fiscal 2005.

Restructuring charges in fiscal 2006 of $0.5 million related primarily to professional fees and costs incurred to shut down a fabrication facility that was not required for future operations. The $3.7 million charge in fiscal 2005 was primarily due to the restructuring program that began in the fourth quarter of fiscal 2005 in response to liquidity issues and the Company’s poor operating results. The focus of this program was to reduce the cost structure and improve operating results and liquidity.

Interest expense increased to $7.8 million in fiscal 2006 as compared to $5.7 million in fiscal 2005. This increase was due to higher amortization of debt issuance costs of $1.8 million and interest of $1.7 million on the convertible notes issued in April 2005, partially offset by lower cash interest costs of $1.4 million due to reductions in our debt outstanding and lower interest rates.

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

The effective tax rates for fiscal 2006 and fiscal 2005 were 34.0% and 12.7%, respectively. The unusually low effective tax rate for fiscal 2005 was attributable to the absence of a tax benefit for the impairment of goodwill combined with establishing a valuation allowance for certain deferred tax assets of approximately $2.5 million. In fiscal 2006, approximately $1.4 million of previously established valuation allowances were reversed.

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

Construction Services

Construction Services revenues in fiscal 2006 were $243.7 million, compared to $204.0 million in the prior fiscal year, an increase of $39.7 million, or 19.5%. This improvement resulted primarily from Downstream Petroleum revenues which increased $32.8 million combined with additional Specialty revenues of $31.0 million. Aboveground Storage Tank revenues improved $10.2 million. These improvements were partially offset by declining revenue from Electrical and Instrumentation, which fell $34.3 million.

Gross profit increased from $12.2 million in fiscal 2005 to $20.4 million in fiscal 2006, an increase of 67.4%. The increase was driven by improved margins and increased revenues. Construction Services gross margins improved from 6.0% in fiscal 2005 to 8.4% during fiscal 2006 as restructuring efforts in late fiscal 2005 led to a reduction in our fixed cost structure.

Operating income and income before income tax expense increased to $6.6 million and $2.5 million, respectively, in fiscal 2006 from an operating loss and loss before income tax expense of $40.8 million and $44.1 million in fiscal 2005, respectively. This significant improvement was related to improved margins in fiscal 2006 and the inclusion in fiscal 2005 of a $10.3 million contract dispute reserve and a $25.0 million goodwill impairment. Partially offsetting these improvements was higher interest expense incurred in fiscal 2006.

Repair and Maintenance Services

Revenues from Repair and Maintenance Services increased $15.0 million, or 6.4%, from $235.2 million in fiscal 2005 to $250.2 million in fiscal 2006. This improvement resulted primarily from increased revenues from Aboveground Storage Tanks, which improved $15.4 million.

Gross margins of 10.7% for fiscal 2006 were higher than gross margins of 8.0% in fiscal 2005 due to the inclusion of higher margin turnaround projects in fiscal 2006. Gross profit improved from $18.8 million in fiscal 2005 to $26.7 million in fiscal 2006 due to an increase in revenues and better margins.

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

Non-GAAP Financial Measure

EBITDA is a supplemental, non-generally accepted accounting principle (GAAP) financial measure. EBITDA is defined as earnings before net interest expense, taxes, depreciation and amortization. We have presented EBITDA because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our consolidated statements of operations entitled “net income (loss)” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income (loss), the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions, which are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•

It does not include interest income or expense. Because we have borrowed money to finance our operations, interest expense is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations.

•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations.

•

It does not include depreciation and amortization expense. Because we use capital assets to generate revenue, depreciation and amortization expense is a necessary element of our cost structure. Therefore, any measure that excludes depreciation and amortization expense has material limitations.

A reconciliation of EBITDA to net income (loss) follows:

	Fiscal Year Ended May 31,
	2007	2006	2005
	(In thousands)
Net income (loss)	$19,171	$7,653	$(38,830)
Interest expense, net	2,264	7,677	5,720
Provision (benefit) for income taxes	11,943	3,941	(5,628)
Depreciation and amortization	6,500	5,698	6,726

EBITDA	$39,878	$24,969	$(32,012)

The $14.9 million increase in EBITDA for the year ended May 31, 2007 as compared to the prior year was the result of profitable growth experienced in fiscal 2007, partially offset by a charge on an LNG construction contract of $11.3 million.

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

Outlook

Our dedication to achieving further improvement in our safety performance and our commitment to hiring, developing and retaining a skilled workforce will be two of our top initiatives for the upcoming year. By focusing on customer service and project execution, the robust growth and expansion opportunities in our core markets will have Matrix Service poised to reach record net income levels in fiscal 2008. The Company expects that revenues for the fiscal year ending May 31, 2008, will be between $700 million and $750 million. Gross margins for Repair and Maintenance Services are expected to be between 11% and 14%, and gross margins for Construction Services are expected to be between 11% and 12%. With revenues weighted at 65% for Construction Services and 35% for Repair and Maintenance Services, we anticipate consolidated gross margins to be between 11.5% and 12.5%. SG&A is expected to be between 5.0% and 5.5% of revenues.

No convertible notes remain outstanding at May 31, 2007 and the seller financed debt will be retired in March 2008; therefore, we expect a continued reduction in interest expense for fiscal 2008. However, borrowings to fund the stock buyback program or other strategic investments could result in an offsetting increase in interest. As of May 31, 2007, Matrix Service had a net cash position in excess of $9.0 million. The effective tax rate should be 40% and Matrix Service should average approximately 27.5 million fully diluted shares outstanding throughout the year.

FINANCIAL CONDITION AND LIQUIDITY

Overview

We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity in fiscal 2007 were cash flows from operations and borrowings under our senior revolving credit facility. Cash on hand at May 31, 2007 totaled $9.1 million and availability under the senior revolving credit facility totaled $66.4 million resulting in total liquidity of $75.5 million. Factors that routinely impact our short-term liquidity include, but are not limited to:

•	Changes in working capital

•	Contract terms that determine the timing of billings to customers and the collection of those billings

•	Some cost plus and fixed price customer contracts are billed based on milestones which may require us to incur significant expenditures prior to collections from our customers.

•	Time and material contracts are normally billed in arrears. Therefore, we are routinely required to carry these costs until they can be billed and collected.

•	Some of our large construction projects require retentions.

•	Significant capital expenditures

In the future, we may elect to increase the revolving credit facility or raise additional capital by issuing common stock, convertible notes or term debt as necessary to fund our operations. In fiscal 2008, we expect cash flows from operations to be a significant source of liquidity, which we expect will fund additional investments in capital assets. However, we will continue to evaluate our working capital requirements and other factors to maintain sufficient liquidity.

Cash Flows from Operating Activities

Operations generated $11.4 million in cash in fiscal 2007. The cash generated from operations was due primarily to improved profitability partially offset by an unfavorable increase in operating assets and liabilities of $16.0 million. The increase in working capital was primarily due to increased receivables of $23.0 million. The increase in receivables was due to higher revenues, the timing of certain billings and higher retention amounts. An increase in cost in excess of billings of $21.1 million negatively impacted cash, while an increase to billings in excess of costs of $22.2 million positively impacted cash. The costs in excess of billings and billings in excess of cost increases were expected given the increase in fiscal 2007 revenues. An increase in accounts payable positively impacted cash $5.6 million and an increase in accrued liabilities positively impacted cash by $4.3 million. The accounts payable increase was due to the timing of invoice receipts at year end while the accrued liability increase is due mainly to the timing of payrolls at year end which has increased accrued wages.

Cash Flows from Investing Activities

Investing activities used $12.8 million in cash in fiscal 2007. This was due to capital expenditures of $13.1 million partially offset by proceeds from asset sales of $0.3 million. Fiscal 2007 capital expenditures included $9.2 million for the purchase of construction equipment, $2.4 million for transportation equipment, $1.0 million for furniture and fixtures, and $0.5 million for land and buildings. We also routinely acquire assets utilizing capital leases. Assets acquired through capital leases totaled $1.3 million in fiscal 2007 and are reported as non-cash additions to Property, Plant and Equipment.

The Board of Directors has approved a capital spending budget of $31.1 million for fiscal 2008. Capital to replace, repair or maintain equipment represents $13.4 million, or 43% of the total capital budget. We also expect to invest $12.6 million, or 41% of the total budget in new assets to increase fabrication capacity and to equip additional construction and maintenance crews in targeted growth markets. The remaining $5.1 million, or 16% of the total budget is to purchase, expand or improve facilities to address the Company’s need for additional office and shop space.

Cash Flows from Financing Activities

Financing activities generated $2.0 million in cash in fiscal 2007. Exercises of stock options generated $2.6 million in cash as our policy is to issue shares from treasury and retain the cash received from the exercise. As required by SFAS No. 123 (R), “Share-Based Payment”, the tax benefit we received from option exercises is reported as a financing cash flow and totaled $2.1 million in fiscal 2007. The cash generated by the stock option exercises was partially offset by the scheduled payment on the acquisition note payable of $1.9 million, capital lease payments of $0.7 million and payment of fees relating to the November 2006 refinancing of the senior credit facility.

Senior Revolving Credit Facility

The senior revolving credit facility is primarily used to fund short-term changes in working capital and issuance of letters of credit. The total capacity of the facility at May 31, 2007 was $75.0 million with $8.6 million outstanding for letters of credit that have been issued to support certain workers’ compensation insurance programs and to secure the final payment under the acquisition note payable. The facility provides an option to increase total capacity to $100.0 million, with the approval of the administrative agent and the Company is currently in the process of seeking such approval. We believe the senior credit facility provides adequate liquidity and financial flexibility to support our expected growth in fiscal 2008.

The facility contains customary negative covenants including limits on other indebtedness, operating and capital lease obligations, asset sales, dividends and certain other distributions. The facility also contains financial covenants that require us to maintain certain financial ratios, which could reduce availability under the facility in future periods. We are currently in compliance with all covenants and have full availability under the facility.

Convertible Notes

Convertible notes, with a principal balance of $30.0 million, were issued through a private placement transaction on April 25, 2005. An initial interest prepayment of $4.2 million was made in conjunction with the issuance for the period up to and including April 25, 2007. Subsequent to April 25, 2007, any convertible notes which remained outstanding would have borne interest at 5% or 7% per annum as determined by our leverage ratio. Interest was payable in arrears on each calendar quarter end beginning on June 30, 2007. The convertible notes and related securities purchase agreement required us to maintain certain financial ratios and placed limits on certain types of transactions including, but not limited to, caps on borrowing under the senior credit facility, limits on capital lease obligations, limits on operating leases and limits on debt under our performance and bonding lines.

The notes were convertible into shares of our Common Stock at a conversion price of $4.69 per share. As of May 31, 2006, $5.0 million of the convertible notes had been converted into 1,002,275 shares of our Common Stock. In fiscal 2007, the remaining $25.0 million of notes were converted into 5,292,974 shares of our Common Stock.

Acquisition Payable

As part of an acquisition in fiscal 2003, we deferred a portion of the purchase price to be paid in annual installments over five years. The final payment of $2.8 million is due on March 7, 2008.

Dividend Policy

We have never paid cash dividends on our Common Stock. We currently intend to retain earnings to finance the growth and development of our business. Any payment of cash dividends in the future will depend upon our financial condition, capital requirements and earnings as well as other factors the Board of Directors may deem relevant. Our credit agreement limits the amount of cash dividends we can pay.

Treasury Shares

In October 2000, the Board of Directors authorized a stock buyback program, which permitted the purchase of up to 20% (i.e., 3,447,506 shares) of our common stock outstanding at that time. To date, Matrix Service has purchased 2,116,800 shares under the program and has authorization to purchase an additional 1,330,706 shares. Although the Company did not repurchase any common shares in fiscal 2007, Matrix Service intends to repurchase shares in future periods if accretive to earnings. The Company has 1,297,466 treasury shares remaining as of May 31, 2007 and intends to utilize these treasury shares solely for the satisfaction of stock issuances under the 1990, 1991 and 2004 stock plans and the 1995 Nonemployee Directors’ Stock Option Plan.

Commitments

As of May 31, 2007, the following commitments were in place to support our ordinary course obligations:

	Commitments by Expiration Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In thousands)
Letters of credit (1) (2)	$3,000	$—	$—	$5,575	$8,575
Surety bonds (2)	24,879	—	—	—	24,879

Total commitments	$27,879	$—	$—	$5,575	$33,454

(1)	A $3.0 million letter of credit which supports the acquisition payable is expected to be terminated with the final acquisition payable payment in March of 2008. All other letters of credit are reflected in the same period our credit facility expires as the letters of credit are normally issued with a one-year term and automatically renew annually.

(2)	Includes $5.6 million of letters of credit and $0.9 million of surety bonds issued in support of our insurance programs.

Contractual obligations at May 31, 2007 are summarized below:

	Contractual Obligations by Expiration Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In thousands)
Operating leases	$971	$1,628	$1,099	$891	$4,589
Capital lease obligations	789	902	44	—	1,735
Acquisition payable (1)	2,820	—	—	—	2,820

Total contractual obligations	$4,580	$2,530	$1,143	$891	$9,144

(1)	The acquisition payable is recorded at its present value of $2.7 million in the financial statements. Accretion is recorded based on a 5.1% interest rate.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest rate risk results primarily from our variable rate indebtedness under our senior credit facility, which is influenced by movements in short-term rates. Borrowings under our $75.0 million revolving credit facility are based on an alternate base rate or one, two, three or six month LIBOR as elected by the Company. Although there were no amounts outstanding under the facility at May 31, 2007, we do routinely borrow against our revolving credit line to fund short-term working capital needs. We do not currently utilize interest rate swaps to hedge our interest rate risk; therefore, short-term interest rates could have an impact on future interest expense.

Financial instruments with interest rate risk at May 31, 2007 were as follows:

	Maturity by Fiscal Year
	2008	2009	2010	2011	2012	Total	Fair Value as of May 31, 2007
	(in thousands)
Long-term debt:
Variable rate debt (1)	$—	$—	$—	$—	$—	$—	$—
Acquisition payable (2)	2,820	—	—	—	—	2,820	2,653

(1)	There were no outstanding borrowings under our senior credit facility at May 31, 2007. In fiscal 2007, the weighted average interest rate on our borrowings under our senior credit facility was 8.9%. At the Company’s option, amounts borrowed under the revolving credit facility will bear interest at LIBOR or an alternate base rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The alternate base rate is the greater of the prime rate or the fed funds effective rate plus 0.5%. The additional margin ranges from 0% to 0.75% on alternate base rate borrowings and from 1.50% to 2.25% on LIBOR-based borrowings. The Senior Leverage Ratio for the quarter ended May 31, 2007 places the Company in the lowest interest rate tier, resulting in LIBOR and alternative base rate margins of 1.50% and 0%, respectively.

Effective July 6, 2007, the Company amended the senior credit facility. The amendment reduced the additional margin on alternate base rate borrowings to a range of 0% to 0.25% and reduced the additional margins on the LIBOR based borrowings to 1.00% to 1.75%.

(2)	Payments included in the table represent the amount the Company is obligated to pay in the respective periods. The Acquisition Payable is recorded at its present value of $2.7 million in the financial statements. Accretion is recorded based on an interest rate of approximately 5.1%.

Financial instruments with interest rate risk at May 31, 2006 are as follows:

	Maturity by Fiscal Year
	2007	2008	2009	2010	2011	Total	Fair Value as of May 31, 2006
	(In thousands)
Long-term debt:
Variable rate debt (1)	$—	$—	$—	$—	$—	$—	$—
Acquisition payable (2)	1,880	2,820	—	—	—	4,700	4,175
Convertible notes (3)	—	—	—	25,000	—	25,000	63,113

(1)	There were no outstanding borrowings under our senior credit facility at May 31, 2006. In fiscal 2006, the weighted average interest rate on our borrowings under our senior credit facility was 10.5%. At the Company’s option, amounts borrowed under the revolving credit facility will bear interest at LIBOR or an alternate base rate, plus in each case an additional margin based on the Senior Leverage Ratio. The alternate base rate is the greater of the prime rate or the fed funds effective rate plus 0.5%. The additional margin ranges from 0.75% to 2.00% on alternate base rate borrowings and from 2.25% to 3.50% on LIBOR-based borrowings. The Senior Leverage Ratio for the quarter ended May 31, 2006 places the Company in the lowest interest rate tier, resulting in LIBOR and alternative base rate margins of 2.25% and 0.75%, respectively.

(2)	Payments included in the table represent the amount the Company is obligated to pay in the respective periods. The Acquisition Payable is recorded at its present value of $4.4 million in the financial statements. Accretion is recorded based on an interest rate of approximately 5.1%.

(3)	The notes were issued under a Securities Purchase Agreement among the Company and certain investors and bore interest at a fixed rate of 7% per year. An initial interest pre-payment of $4.2 million was made on April 25, 2005 for the period to and including April 25, 2007. Interest was payable in arrears on each March 31, June 30, September 30 and December 31, beginning on June 30, 2007, through the date of maturity.

Foreign Currency Risk

Matrix Service has subsidiaries with operations in Canada with Canadian dollar as their functional currency. Historically, movements in the foreign currency exchange rate have not significantly impacted results. However, growth in our Canadian operations and fluctuations in the Canadian dollar could impact the Company’s financial results in the future. Management has not entered into derivative instruments to hedge foreign currency risk, but periodically evaluates the materiality of our foreign currency exposure. A 10% change in the Canadian dollar against the U. S. dollar would not have had a material impact on the financial results of the Company for the fiscal year ended May 31, 2007.

Commodity Risk

Steel and steel pipe are the primary raw materials used by the Company. Supplies of these materials are available throughout the United States. We do not anticipate being unable to obtain adequate amounts of these materials in the foreseeable future. However, the price, quantity available and timing of availability of these materials could change significantly due to various factors, including producer capacity, the level of foreign imports, demand for the materials, the imposition or removal of tariffs on imported steel and other market conditions. We mitigate these risks by including standard language in our contracts, which passes the risk of increases in steel prices or unavailability of steel to our customers.

Item 8.	Financial Statements and Supplementary Data

Financial Statement Schedules

The financial statement schedule is filed as a part of this report under Schedule II – Valuation and Qualifying Accounts for the three fiscal years ended May 31, 2007, 2006 and 2005 immediately following Quarterly Financial Data (Unaudited). All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on this assessment, the Company’s management has concluded that the Company’s internal control over financial reporting as of May 31, 2007 was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm (“Deloitte & Touche”). Deloitte & Touche’s report on internal control over financial reporting is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Matrix Service Company:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Matrix Service Company (the “Company”) maintained effective internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of May 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended May 31, 2007 of the Company and our report dated August 14, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma
August 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Matrix Service Company:

We have audited the accompanying consolidated balance sheets of Matrix Service Company (the “Company”) as of May 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended May 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15 for each of the two years in the period ended May 31, 2007. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. The consolidated financial statements and financial statement schedule of the Company as of May 31, 2005 and for the year ended May 31, 2005 were audited by other auditors whose report dated August 15, 2005 expressed an unqualified opinion on those statements.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Matrix Service Company as of May 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for each of the two years in the period ended May 31, 2007, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of May 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 14, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma
August 14, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Matrix Service Company

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Matrix Service Company for the year ended May 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15 for the year ended May 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Matrix Service Company’s operations and its cash flows for the year ended May 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the year ended May 31, 2005, when considered in relation to the basic financial statements as a whole, presents fairly in all material aspects the information set forth therein.

/s/ ERNST & YOUNG LLP

Tulsa, Oklahoma

August 15, 2005

Matrix Service Company

Consolidated Balance Sheets

(In thousands)

	As of May 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$9,147	$8,585
Accounts receivable, less allowances (2007 - $260; 2006 - $190)	97,522	64,061
Contract dispute receivables, net	975	11,668
Costs and estimated earnings in excess of billings on uncompleted contracts	45,634	24,538
Inventories	4,891	4,738
Income tax receivable	—	104
Deferred income taxes	3,283	2,831
Prepaid expenses	2,910	5,581
Assets held for sale	929	809

Total current assets	165,291	122,915
Property, plant and equipment, at cost:
Land and buildings	23,405	23,100
Construction equipment	39,958	31,081
Transportation equipment	14,380	10,921
Furniture and fixtures	10,116	8,658
Construction in progress	1,788	2,392

	89,647	76,152
Accumulated depreciation	(43,654)	(38,712)

	45,993	37,440
Goodwill	23,357	23,442
Other assets	8,268	4,479

Total assets	$242,909	$188,276

See accompanying notes.

Matrix Service Company

Consolidated Balance Sheets (continued)

(In thousands, except share data)

	As of May 31,
	2007	2006
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$52,144	$47,123
Billings on uncompleted contracts in excess of costs and estimated earnings	34,243	12,078
Accrued insurance	6,422	6,408
Accrued wages and benefits	15,442	10,470
Income tax payable	956	—
Current capital lease obligation	753	406
Current portion of acquisition payable	2,712	1,808
Other accrued expenses	1,313	1,966

Total current liabilities	113,985	80,259
Convertible notes	—	25,000
Acquisition payable	—	2,578
Long-term capital lease obligation	836	538
Deferred income taxes	2,512	3,502
Stockholders’ equity:
Common stock - $.01 par value; 60,000,000 shares authorized; 27,888,217 and 22,595,243 shares issued as of May 31, 2007 and 2006	279	226
Additional paid-in capital	104,408	75,855
Retained earnings	23,422	4,316
Accumulated other comprehensive income	967	814

	129,076	81,211
Less treasury stock, at cost – 1,297,466 and 1,731,386 shares as of May 31, 2007 and 2006	(3,500)	(4,812)

Total stockholders’ equity	125,576	76,399

Total liabilities and stockholders’ equity	$242,909	$188,276

See accompanying notes.

Matrix Service Company

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year Ended May 31,
	2007	2006	2005
Revenues	$639,846	$493,927	$439,138
Cost of revenues	573,960	446,848	408,119

Gross profit	65,886	47,079	31,019
Selling, general and administrative expenses	32,763	28,775	40,335
Impairment and abandonment costs	—	70	26,168
Restructuring	73	536	3,654

Operating income (loss)	33,050	17,698	(39,138)
Other income (expense):
Interest expense	(2,403)	(7,765)	(5,722)
Interest income	139	88	2
Other	328	1,573	400

Income (loss) before income taxes	31,114	11,594	(44,458)
Provision for (benefit from) federal, state and foreign income taxes	11,943	3,941	(5,628)

Net income (loss)	$19,171	$7,653	$(38,830)

Basic earnings (loss) per common share	$0.83	$0.39	$(2.24)

Diluted earnings (loss) per common share	$0.74	$0.35	$(2.24)

Weighted average common shares outstanding:
Basic	23,056	19,652	17,327
Diluted	26,752	25,742	17,327

See accompanying notes.

Matrix Service Company

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
					Translation	Derivative	Total
Balances, May 31, 2004	$193	$56,101	$35,585	$(5,769)	$(239)	$(156)	$85,715
Net loss	—	—	(38,830)	—	—	—	(38,830)
Other comprehensive income
Translation adjustment	—	—	—	—	283	—	283
Derivative activity	—	—	—	—	—	90	90

Comprehensive loss							(38,457)
Exercise of stock options (211,200 shares)	—	33	(62)	568	—	—	539
Tax effect of exercised stock options	—	188	—	—	—	—	188

Balances, May 31, 2005	193	56,322	(3,307)	(5,201)	44	(66)	47,985
Net income	—	—	7,653	—	—	—	7,653
Other comprehensive income
Translation adjustment	—	—	—	—	770	—	770
Derivative activity	—	—	—	—	—	66	66

Comprehensive income							8,489
Conversion of convertible notes (1,002,275 shares)	10	4,291	—	—	—	—	4,301
Issuance of additional common stock (2,307,692 shares)	23	14,859	—	—	—	—	14,882
Exercise of stock options (142,364 shares)	—	74	(30)	389	—	—	433
Tax effect of exercised stock options	—	309	—	—	—	—	309

Balances, May 31, 2006	226	75,855	4,316	(4,812)	814	—	76,399
Net income	—	—	19,171	—	—	—	19,171
Other comprehensive income
Translation adjustment	—	—	—	—	153	—	153

Comprehensive income							19,324
Conversion of convertible notes (5,292,974 shares)	53	23,623	—	—	—	—	23,676
Exercise of stock options (433,920 shares)	—	1,324	(65)	1,312	—	—	2,571
Tax effect of exercised stock options	—	2,132	—	—	—	—	2,132
Stock-based compensation expense	—	1,474	—	—	—	—	1,474

Balances, May 31, 2007	$279	$104,408	$23,422	$(3,500)	$967	$—	$125,576

See accompanying notes.

Matrix Service Company

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended May 31,
	2007	2006	2005
Operating activities:
Net income (loss)	$19,171	$7,653	$(38,830)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,500	5,698	6,726
Deferred income tax	(1,442)	1,316	(4,144)
Impairment of goodwill	—	—	25,000
Impairment of fixed assets	—	70	1,168
Contract dispute reserve	—	—	10,333
Gain on sale of property, plant and equipment	(186)	(1,554)	(382)
Allowance for uncollectible accounts	189	587	562
Stock-based compensation expense	1,474	—	—
Accretion on acquisition payable	206	271	365
Amortization of debt issuance costs	372	2,660	904
Amortization of prepaid interest	1,069	1,921	175
Changes in operating assets and liabilities increasing (decreasing) cash:
Receivables	(22,957)	10,946	(13,528)
Costs and estimated earnings in excess of billings on uncompleted contracts	(21,096)	(1,945)	(3,879)
Inventories	(1,369)	(990)	(155)
Prepaid expenses and other assets	(3,879)	(848)	(2,125)
Accounts payable	5,590	9,093	10,530
Billings on uncompleted contracts in excess of costs and estimated earnings	22,166	(348)	4,196
Accrued expenses	4,333	(2,075)	7,220
Income tax receivable/payable	1,217	3,412	404
Other	—	13	(24)

Net cash provided by operating activities	11,358	35,880	4,516
Investing activities:
Acquisition of property, plant and equipment	(13,120)	(5,614)	(1,430)
Proceeds from asset sales	288	7,046	1,784

Net cash provided (used) by investing activities	$(12,832)	$1,432	$354

See accompanying notes.

Matrix Service Company

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Fiscal Year Ended May 31,
	2007	2006	2005
Financing activities:
Issuance of common stock	$2,571	$15,315	$539
Advances under bank credit facility	126,740	142,601	166,913
Repayments of bank credit facility	(126,740)	(185,280)	(193,065)
Issuance of convertible notes	—	—	30,000
Prepayment of interest on convertible notes	—	—	(4,200)
Payment of debt issuance costs	(145)	(929)	(2,563)
Capital lease payments	(671)	(416)	(40)
Repayment of other notes	(1,880)	(1,862)	(1,745)
Tax benefit of exercised stock options	2,132	—	—

Net cash provided (used) by financing activities	2,007	(30,571)	(4,161)
Effect of exchange rate changes on cash	29	348	35

Net increase in cash and cash equivalents	562	7,089	744
Cash and cash equivalents, beginning of year	8,585	1,496	752

Cash and cash equivalents, end of year	$9,147	$8,585	$1,496

Supplemental disclosure of cash flow information
Cash paid (received) during the period for:
Income taxes	$10,034	$(810)	$(1,890)
Interest	$723	$3,024	$8,476
Non-cash investing and financing activities:
Equipment acquired through capital leases	$1,316	$1,016	$384
Purchases of property, plant and equipment on account	$142	$711	$—
Conversion of convertible notes	$25,000	$5,000	$—

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

Revenue Recognition

Matrix Service records profits on fixed-price contracts on a percentage-of-completion basis, primarily based on costs incurred to date compared to the total estimated contract cost. Matrix Service records revenue on reimbursable and time and material contracts based on a proportional performance basis as costs are incurred. Contracts in process are valued at cost plus accrued profits less billings on uncompleted contracts. Contracts are generally considered substantially complete when field construction is completed. The elapsed time from award of a contract to completion of performance may be in excess of one year. Matrix Service includes pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs, when Matrix Service determines that it is responsible for the procurement and management of such cost components on behalf of the customer.

Matrix Service has numerous contracts that are in various stages of completion which require estimates to determine the appropriate cost and revenue recognition. Matrix Service has a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenues and contracts costs, and accordingly, does not believe significant fluctuations are likely to materialize. However, current estimates may be revised as additional information becomes available. If estimates of costs to complete fixed-price contracts indicate a loss, provision is made through a contract write-down for the total loss anticipated. A number of our contracts contain various cost and performance incentives and penalties that impact the earnings we realize from our contracts, and adjustments related to these incentives and penalties are recorded in the period, on a percentage-of-completion basis, when estimable and probable.

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

Cash Equivalents

The Company includes as cash equivalents all investments with original maturities of three months or less which are readily convertible into cash. The carrying value of cash equivalents approximates fair value. Approximately $0.3 million of cash as of May 31, 2007 is classified as Other Assets as it is restricted for use under an alliance agreement with a customer.

Accounts Receivable

Accounts receivable are carried on a gross basis, less the allowance for uncollectible accounts. The Company grants credit without requiring collateral to customers that are primarily major integrated oil companies, independent refiners and marketers, power companies, petrochemical companies, pipelines, contractors and engineering firms. Although this potentially exposes the Company to the risks of individual customer defaults or depressed cycles in these industries, our contracts require payment as projects progress or advance payment in some circumstances. In addition, in most cases we can place liens against the property, plant or equipment constructed or terminate the contract if a material contract default occurs. Management estimates the allowance for uncollectible accounts based on existing economic conditions, the financial conditions of the customers and the amount and age of past due accounts. Accounts are written off against the allowance for uncollectible accounts only after all collection attempts have been exhausted.

Contract Dispute Receivables

Contract Dispute Receivables are comprised of accounts receivable and costs and estimated earnings in excess of billings for which settlement is subject to legal proceedings such as mediation, arbitration or litigation. Such proceedings have resulted in delays in obtaining resolution. As a result, the balances are presented separately on the balance sheet at estimated net realizable value based upon the most current information available. Amounts ultimately received may differ from the current estimate.

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

Loss Contingencies

Various legal actions, claims and other contingencies arise in the normal course of our business. Contingencies are recorded in the consolidated financial statements, or are otherwise disclosed, in accordance with SFAS No. 5, “Accounting for Contingencies”. Specific reserves are provided for loss contingencies to the extent we conclude their occurrence is both probable and estimable. We use a case-by-case evaluation of the underlying data and update our evaluation as further information becomes known. We believe that any amounts exceeding our recorded accruals should not materially affect our financial position, results of operations or liquidity. However, the results of litigation are inherently unpredictable and the possibility exists that the ultimate resolution of one or more of these matters could result in a material adverse effect on our financial position, results of operations or liquidity.

Legal costs are expensed as incurred.

Inventories

Inventories consist primarily of raw materials and are stated at the lower of cost or net realizable value. Cost is determined primarily using the average cost method.

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets. Depreciable lives are as follows: buildings – 40 years, construction equipment – 3 to 15 years, transportation equipment – 3 to 5 years, and furniture and fixtures – 3 to 10 years.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets used in operations may not be recoverable. The determination of whether an impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a loss provision if the carrying value is greater than fair value.

For assets identified to be disposed of in the future, the carrying value of the assets are compared to the estimated fair value less the cost of disposal to determine if an impairment is required. Until the assets are disposed of, an estimate of the fair value is redetermined when related events or circumstances change. In fiscal 2005, the Company evaluated certain long-lived assets for impairment resulting in impairment charges of $1.2 million, including $0.4 million for impairment of an asset held for sale. In fiscal 2006, the Company recorded an impairment charge of $0.1 million. There were no impairment charges recorded in fiscal 2007.

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

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

Management utilizes a discounted cash flow analysis to determine the estimated fair value of our reporting units. Judgments and assumptions related to revenue, gross margins, operating expenses, interest, capital expenditures, cash flow and market assumptions are inherent in these estimates. As a result, use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and ultimately result in the recognition of impairment charges in the financial statements. We utilize various scenarios and assign probabilities to each of these scenarios in our discounted cash flow analysis. The results of the discounted cash flow analysis are then compared to the carrying value of the reporting unit.

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

At the end of the third quarter of fiscal 2005, due to the existence of several indicators of impairment, we performed an impairment analysis. As a result of the analysis, the fair value of the Construction Services segment was estimated to be $32.0 million compared to a carrying value of $57.0 million, resulting in an impairment of $25.0 million. No impairment was indicated for our Repair and Maintenance Services segment.

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. As of May 31, 2007 and May 31, 2006, insurance reserves totaling $6.4 million are reflected on our consolidated balance sheet. These amounts represent our best estimate of our ultimate obligations for asserted claims, insurance premium true-up estimates and incurred but not yet reported claims at the balance sheet dates. We establish specific reserves for claims using case-by-case evaluations of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. Additionally, the actual results of claim settlements could differ from the amounts estimated.

Income Taxes

Deferred income taxes are computed using the liability method whereby deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using presently enacted tax rates.

Stock Option Plans

Prior to June 1, 2006, the Company accounted for stock options granted under its stock-based compensation plans (“Plans”) pursuant to the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Therefore, compensation cost for stock options was not recognized in the Consolidated Statements of Operations for the fiscal years ending May 31, 2006 and May 31, 2005, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Effective June 1, 2006 the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment (”SFAS No. 123(R)”), using the modified-prospective method. Under this method, compensation cost for all share-based awards is recognized over the requisite service period. As required under the modified-prospective method, results for prior periods have not been restated.

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

Recent Accounting Standards

FIN 48 – Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109.

FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company will adopt FIN 48 effective June 1, 2007 and is currently in the process of evaluating the impact that the adoption of FIN 48 will have on its financial position, consolidated results of operations and cash flows.

SFAS No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). This Statement establishes a framework for fair value measurements in the financial statements by providing a definition of fair value, provides guidance on the methods used to estimate fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is generally applied prospectively. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial statements.

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the consolidated financial statements of the Company.

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

Note 2. Uncompleted Contracts

Contract terms of the Company’s construction contracts generally provide for progress billings based on completion of certain phases of the work. The excess of costs incurred and estimated earnings recognized for construction contracts over amounts billed on uncompleted contracts is reported as a current asset. The excess of amounts billed over costs incurred and estimated earnings recognized for construction contracts on uncompleted contracts is reported as a current liability. Gross and net amounts on uncompleted contracts are as follows:

	As of May 31,
	2007	2006
	(In thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$697,045	$478,436
Billings on uncompleted contracts	685,654	465,976

	$11,391	$12,460

Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$45,634	$24,538
Billings on uncompleted contracts in excess of costs and estimated earnings	34,243	12,078

	$11,391	$12,460

Progress billings in accounts receivable at May 31, 2007 and 2006 included retentions to be collected within one year of $8.6 million and $4.5 million, respectively. Contract retentions collectible beyond one year are included in other assets on the consolidated balance sheets and totaled $7.5 million at May 31, 2007 and $2.9 million at May 31, 2006. Billings on uncompleted contracts in excess of costs and estimated earnings at May 31, 2007 included an estimated accrued loss of $3.8 million on a construction project that was partially complete at that date.

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

Note 3. Property Sales and Assets Held for Sale

Asset Sales

In fiscal 2006, the Company completed several sales of excess assets identified in the Company’s fiscal 2005 restructuring plan (see Note 14) including:

•	A fabrication facility in Tulsa, Oklahoma was sold for $0.7 million, the proceeds approximated the book value of the asset. The asset was previously classified as held for sale.

•

Excess construction equipment was sold for net proceeds of $1.7 million, including $0.2 million for services to be provided in the future. The sale resulted in a gain of approximately $0.6 million and these services have been provided.

•	A fabrication facility and land in Holmes, Pennsylvania was sold for $0.7 million. The asset was previously classified as held for sale and the sale resulted in a gain of approximately $0.4 million.

•

A Bethlehem, Pennsylvania fabrication facility was sold for $3.5 million, $0.5 million of which was in the form of a 12% promissory note. The sale resulted in a gain of $0.4 million. In November 2006, the buyer prepaid the remaining deferred obligation.

•

A corporate facility which was sold was subsequently leased back from the buyer. The net proceeds from the sale were approximately $0.7 million. No gain or loss was recognized on the sale, as the facility was previously impaired $0.1 million in fiscal 2006 to adjust the carrying value of the facility to the estimated sale proceeds.

Assets Held for Sale

In fiscal 2005, the Company identified various assets as available for sale under the then current business plan. Certain of the assets were sold in fiscal 2006, as discussed above. The Company still holds excess land located in Orange, California, for which a sale is pending. The carrying value of the excess land at May 31, 2007 was $0.8 million, which approximates the expected net proceeds from the pending sale. The land is included in current assets held for sale on the Consolidated Balance Sheet and is reflected in the Company’s “Other” segment in Note 15.

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

Note 4. Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended May 31, 2007 and 2006 by segment follow:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Balance at May 31, 2005	$5,941	$18,893	$24,834
Disposition (Note 3)	(1,485)	—	(1,485)
Purchase price adjustment (Note 7)	(141)	(61)	(202)
Translation adjustment	—	295	295

Balance at May 31, 2006	4,315	19,127	23,442
Purchase price adjustment (Note 7)	(110)	(47)	(157)
Translation adjustment	—	72	72

Balance at May 31, 2007	$4,205	$19,152	$23,357

In fiscal 2006, the Company sold its Bethlehem, Pennsylvania fabrication facility and retired the associated goodwill of $1.5 million. In addition, in both fiscal 2006 and fiscal 2007, a deferred tax asset valuation allowance relating to a 2003 acquisition was reversed that resulted in the goodwill adjustments.

Note 5. Debt

Effective November 30, 2006, the Company entered into a Second Amended and Restated Credit Agreement (Credit Agreement), which provides for a five-year, $75.0 million senior revolving credit facility (Credit Facility). The Company may elect to increase the total capacity under the Credit Agreement up to $100.0 million, with the approval of the administrative agent and is currently in the process of seeking such approval. The Credit Agreement is guaranteed by substantially all of the Company’s subsidiaries and is secured by a lien on substantially all of the Company’s assets. The Credit Facility replaced a $50.0 million senior revolving credit facility that would have expired in December 2008.

The Credit Facility may be used for working capital, issuance of letters of credit or other lawful corporate purposes. The Credit Agreement contains customary affirmative and negative covenants that place certain restrictions on the Company, including limits on new debt, operating and capital lease obligations, restrictions on capital expenditures, asset sales and certain distributions. Significant financial covenants include the following:

•	Senior Leverage Ratio not to exceed 2.50 to 1.00;

•	Asset Coverage Ratio to be greater than 1.45 to 1.00;

•	Fixed Charge Coverage Ratio to be greater than 1.25 to 1.00; and

•	Tangible Net Worth must be greater than the sum of $55.6 million plus 75% of positive net income after August 31, 2006 and net proceeds from the sale of any equity securities.

At the Company’s option, amounts borrowed under the Credit Facility bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The Alternate Base Rate is the greater of the Prime Rate or the Fed Funds Effective Rate, plus 0.5%. The additional margin ranges from 0.00% to 0.75% on the Alternate Base Rate loans and 1.50% to 2.25% on LIBOR-based loans. Since the closing date, the Company has been at the lowest interest rate tier for both LIBOR and Alternate Base Rate loans.

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

On May 31, 2007, no loans were outstanding under the Credit Facility; however, the Company utilized $8.6 million for letters of credit. The remaining $66.4 million is available and subject to an unused revolving credit facility fee ranging from 0.25% to 0.50%.

Effective July 6, 2007, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement (the ”Amendment”).

The Amendment reduces the Applicable Rate on Alternate Base Rate and LIBOR borrowings. The Applicable Rate was reduced to a range of 0% to 0.25% in the case of an Alternate Base rate revolving loan and from 1.00% to 1.75% in the case of an Adjusted LIBO Rate revolving loan, in each case based on the Company’s most recently reported “Senior Leverage Ratio.” In addition, the Unused Revolving Credit Facility Fee was reduced to a range of 0.175% to 0.375%.

The Amendment also eliminates restrictions on capital spending by dropping the Capital Expenditures limitation and amending the Fixed Charge Coverage Ratio. Previously, capital expenditures could not exceed $15.0 million in any fiscal year. The Revolving Credit Termination Date was also extended from November 30, 2011 to November 30, 2012.

Convertible Debt

In connection with the private placement of $30.0 million of five-year convertible notes, on April 25, 2005, the Company entered into a registration rights agreement with the investors in the convertible notes. The convertible notes bore interest at a rate of 7% per year. An initial interest pre-payment of $4.2 million was made on April 25, 2005 for the period to and including April 25, 2007.

The notes were convertible into shares of the Company’s common stock at an initial conversion price of $4.69 per share, subject to adjustment for stock dividends, stock splits or other matters as provided for in the convertible notes. In fiscal 2006, $5.0 million of the convertible notes were converted by note holders into 1,002,275 shares of the Company’s Common Stock. In fiscal 2007, the remaining note balance of $25.0 million was converted into 5,292,974 shares of common stock. On July 9, 2007, the Company filed a post-effective amendment to the resale registration statement deregistering all remaining unsold shares.

Note 6. Acquisition Payable

As part of an acquisition in fiscal 2003, the Company entered into an acquisition payable for a portion of the purchase price. The acquisition payable is recorded at $2.7 million at May 31, 2007 and is accreted for the change in its present value each period utilizing a 5.1% effective interest rate. The final payment of $2.8 million is due on March 7, 2008. The fair value of the acquisition approximated the carrying value at May 31, 2007.

Pursuant to the purchase agreement, the former shareholders of the acquired entity agreed, jointly and severally, to indemnify Matrix Service for damages it suffers due to breaches of representations and warranties made by the shareholders with respect to, among other things, its employee benefit plans, the ownership, use and condition of its assets and the performance by the acquired company of its contractual obligations, and its obligations under applicable laws, including employment and environmental laws. As to these matters, Matrix Service may recover its damages only if its claims for damages are made by March 7, 2008, the amount of damages claimed as to any single event exceeds a de minimus amount of $10,000, and only after the aggregate amount of all such claims, excluding de minimus claims, exceeds $250,000. In order to better assure the payment to Matrix Service of any claims by it for indemnity, $10 million of the purchase price was withheld in the form of a deferred purchase price payable to the former shareholders or their designee. Upon final determination that a claim for indemnity is proper, the amount of the claim can be deducted by Matrix Service from the deferred payments of the purchase price. Since the purchase date on March 7, 2003, Matrix Service claims have not exceeded $250,000, and thus no adjustment to the deferred purchase price has been made related to indemnifications by the former shareholders of the acquired company as of May 31, 2007.

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

Note 7. Income Taxes

The components of the provision for (benefit from) income taxes are as follows:

	Fiscal Year Ended May 31,
	2007	2006	2005
	(In thousands)
Current:
Federal	$11,321	$1,433	$(1,660)
State	1,786	783	89
Foreign	278	376	87

	13,385	2,592	(1,484)
Deferred:
Federal	(1,007)	958	(4,083)
State	(434)	411	(70)
Foreign	(1)	(20)	9

	(1,442)	1,349	(4,144)

	$11,943	$3,941	$(5,628)

The difference between the expected income tax provision applying the domestic federal statutory tax rate and the reported income tax provision is as follows:

	Fiscal Year Ended May 31,
	2007	2006	2005
	(In thousands)
Expected provision (benefit) for Federal income taxes at the statutory rate	$10,890	$3,942	$(15,560)
State income taxes, net of Federal benefit	1,120	793	(2,867)
Charges without tax benefit	529	562	10,266
Change in valuation allowance	(764)	(1,401)	2,520
Other	168	45	13

Provision (benefit) for income taxes	$11,943	$3,941	$(5,628)

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

Significant components of the Company’s deferred tax liabilities and assets as of May 31, 2007 and 2006 are as follows:

	As of May 31,
	2007	2006
	(In thousands)
Deferred tax liabilities:
Tax over book depreciation	$2,700	$3,362
Other - net	459	425

Total deferred tax liabilities	3,159	3,787
Deferred tax assets:
Bad debt reserve	102	2,181
Foreign insurance dividend	132	132
Vacation accrual	118	50
Insurance reserve	1,101	390
Noncompete amortization	100	153
Net operating loss benefit and credit carryforwards	2,564	3,431
Valuation allowance	(2,149)	(3,431)
Accrued losses	1,618	161
Other - net	344	49

Total deferred tax assets	3,930	3,116

Net deferred tax asset (liability)	$771	$(671)

As reported in the consolidated balance sheets:

	As of May 31,
	2007	2006
	(In thousands)
Current deferred tax assets	$3,283	$2,831
Non-current deferred tax liabilities	(2,512)	(3,502)

Net deferred tax asset (liability)	$771	$(671)

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

In connection with a previous acquisition, the Company acquired the tax benefits of federal and state operating losses and credit carryforwards in the amount of $3.6 million, of which $1.8 million was reserved. The utilization of a portion of the loss carryforwards is subject to annual limitations. Any reversal of these original reserves will be allocated to reduce goodwill. In fiscal 2005, none of the operating loss and credit carryforwards were utilized and the future utilization of the operating losses and credit carryforwards became doubtful. Therefore, the remaining balance of these benefits were fully reserved in fiscal 2005. In fiscal 2006, a portion of the operating losses and credit carryforwards which had been previously reserved were utilized. This resulted in the reversal of the related valuation allowance which reduced the fiscal 2006 tax provision by $1.4 million and reduced goodwill by $0.2 million.

The state tax benefit carryforwards generated in fiscal 2006 were subject to limitations and their future utilization was doubtful. Therefore, these benefits were fully reserved in fiscal 2006.

In fiscal 2007, a portion of the state operating loss carryforwards and related valuation reserves were reduced as a result of the merger of several of the Company’s legal entities. Also, some of the previously reserved net operating losses were utilized and the Oklahoma portion of the remaining carryforward was deemed to be fully utilizable. This resulted in the reversal of the related valuation allowance which reduced the current year tax provision by $0.8 million and reduced goodwill by $0.2 million.

The loss carryforwards, including loss carryforwards generated prior to the acquisition, expire between 2017 and 2025.

Note 8. Contingencies

Insurance Reserves

The Company maintains insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions.

Typically our contracts require us to indemnify our customers for injury, damage or loss arising from the performance of our services and provide for warranties for materials and workmanship. The Company may also be required to name the customer as an additional insured under certain insurance policies up to the limits of insurance available to us, or we may have to purchase special insurance policies or surety bonds for specific customers. Matrix Service generally requires its subcontractors to indemnify the Company and the Company’s customer plus name the Company as an additional insured for activities arising out of the subcontractors’ presence at the customer’s location. Certain subcontractors must also provide additional insurance policies, including surety bonds in favor of the Company, to secure the subcontractor’s work or as required by the subcontract. Matrix Service maintains a performance and payment bonding line of $90.0 million.

There can be no assurance that our insurance and the additional insurance coverage provided by our subcontractors will protect us against a valid claim or loss under the contracts with our customers.

Legion Insurance Dispute

Matrix Service, as plaintiff, has been in litigation with Mutual Indemnity and Mutual Risk Management Ltd. (“Mutual”) in the Tulsa County District Court in the State of Oklahoma over matters arising out of a workers’ compensation program with a former insurance provider, Legion Insurance Company (“Legion”). These matters involve disputes over a letter of credit (“LC”) for $2.1 million, a bond for $2.1 million and a deposit of $1.0 million pledged to secure Matrix Service’s obligations under this program. As a part of its insurance program, Legion used Mutual, an offshore insurance company. Matrix Service purchased preferred stock in Mutual, which then reinsured part of the workers’ compensation exposure that was underwritten by Legion.

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

In November 2006, the Company settled and paid its outstanding obligations to Legion resulting from workers’ compensation claim payments made on Matrix Service’s behalf by Legion itself, and by the various state guaranty funds that sought reimbursement from Legion. Since these obligations have been satisfied, Matrix Service is working with Mutual to dismiss the lawsuit and limit Mutual’s security interests. The Company recognized a gain of less than $0.1 million as a result of the settlement with Legion. The Company believes it is adequately reserved for any additional claim payments or settlements with the state guaranty funds.

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

Unapproved Change Orders and Claims

As of May 31, 2007 and May 31, 2006, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of $5.1 million and $3.8 million, respectively, and claims of $1.5 million and $0.5 million, respectively. Amounts disclosed for unapproved change orders and claims exclude amounts associated with contract disputes disclosed in this Note 8. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers generally will not pay these amounts to Matrix Service until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

Contract Disputes

At May 31, 2006, the Company had recorded net receivables of approximately $11.7 million under four contracts which were in dispute. In fiscal 2007, the Company settled three of the four disputes, comprising $10.7 million of the recorded net receivables, and collected $11.3 million under the settlements resulting in a $0.6 million pre-tax net gain.

At May 31, 2007, the Company has one remaining contract dispute, which has a recorded value of $1.0 million. In March 2000, the Company entered into a joint venture partnership (JV) agreement for the construction of a pulp and paper project for an owner, which was completed late in 2000. The services provided by the JV consisted primarily of a labor contract with the owner supplying the engineering and the majority of the materials to be installed. The claim arises out of a contractual dispute in which the Company believes the JV incurred substantial work because the owner’s planning and engineering on the project was not adequate. The owner did not pay amounts owed and claims that the JV was not properly licensed by the Oregon Contractors Licensing Board, and therefore not eligible to file a lawsuit under Oregon law. An Oregon state court ruled in favor of the owner regarding the licensing issue and the Company appealed the decision.

The Oregon Court of Appeals subsequently ruled that the dispute should be settled in arbitration. That ruling has been upheld by the Oregon Supreme Court. The Company will proceed with arbitration which has been scheduled for January of 2008 and expects a full resolution of this matter to occur within the next twelve months. The Company believes it has a valid claim for the amount owed.

Other

The Company and its subsidiaries are named as defendants in various other legal actions and are vigorously defending each of them. It is the opinion of management that none of the known legal actions will have a material adverse impact on the Company’s financial position, results of operations or liquidity.

Note 9. Commitments

The company is the lessee under operating leases covering real estate, office equipment and vehicles. Future minimum lease payments at May 31, 2007 total $4.6 million and are payable as follows: fiscal 2008—$1.0 million; fiscal 2009—$0.8 million; fiscal 2010—$0.8 million; fiscal 2011—$0.6 million; fiscal 2012—$0.5 million and thereafter—$0.9 million. Operating lease expense was $1.2 million, $1.4 million and $1.9 million for the years ended May 31, 2007, 2006 and 2005, respectively. Operating lease expense associated with related party leases was $0.3 million for the year ended May 31, 2007, $0.4 million for the year ended May 31, 2006 and $0.3 million for the year ended May 31, 2005.

Note 10. Stockholders’ Equity

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized, none of which was issued or outstanding at May 31, 2007 or 2006.

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

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

In connection with the issuance of the convertible notes described under Note 5. Debt and the private placement of common stock on October 3, 2005, the Company amended the Rights Agreement for the preferred share purchase rights. The amendments render the provisions of the Rights Agreement inapplicable to the investors in the two private placements by exempting them from the definition of “acquiring person” as a result of the purchase of the convertible notes and common stock.

Private Placement of Common Stock

On October 3, 2005, the Company completed a private placement of approximately 2.3 million shares of common stock. The common stock was sold at $6.50 per share. The net proceeds from the issuance were approximately $14.9 million. The Company used the proceeds to repay a portion of the then outstanding balance on the Company’s revolving line of credit in order to provide additional liquidity for working capital needs.

In connection with the private placement of common stock, on October 3, 2005, the Company entered into a registration rights agreement with the purchasers of the common stock. The registration rights agreement required us to file a registration statement with respect to the resale of the shares of the common stock issued in the private placement. The registration statement was filed with the SEC on October 20, 2005 and was declared effective by the SEC on October 28, 2005. The registration rights agreement also requires the use of our best efforts to keep the registration statement continuously effective until the earlier of (a) the date on which all of the common stock covered by such registration statement has been sold or may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act of 1933, as amended, or (b) the fifth anniversary of the date the registration statement is declared effective by the SEC. If we fail to satisfy our obligations under the registration rights agreement, we will owe the holders of the common stock as partial liquidated damages an amount in cash equal to 1% of the aggregate amount paid for the common stock for each such event, and an additional 1% thereafter on each monthly anniversary of each such event (if the applicable failure shall not have been cured by such date) until the applicable failure is cured.

Treasury Shares

In October 2000, the Board of Directors authorized a stock buyback program, which permitted the purchase of up to 20% (i.e., 3,447,506 shares) of our common stock outstanding at that time. To date, Matrix Service has purchased 2,116,800 shares under the program and has authorization to purchase an additional 1,330,706 shares. Although the Company did not repurchase any common shares in fiscal 2007, Matrix Service intends to repurchase shares in future periods if accretive to earnings. The Company has 1,297,466 treasury shares remaining as of May 31, 2007 and intends to utilize these treasury shares solely for the satisfaction of stock issuances under the 1990, 1991 and 2004 stock plans and the 1995 Nonemployee Directors’ Stock Option Plan.

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

Note 11. Stock-Based Compensation

As discussed in Note 1., the Company adopted SFAS No. 123(R) effective June 1, 2006. Total stock-based compensation expense for the year ended May 31, 2007 was $1.5 million. Measured but unrecognized stock-based compensation expense at May 31, 2007 totaled $4.5 million. This amount is comprised of $1.5 million related to stock options and $3.0 million related to nonvested deferred shares. These amounts are expected to be recognized as expense over a weighted average period of 2.2 years.

As a result of adopting SFAS No. 123(R), the Company’s net income for the year ended May 31, 2007 was $1.0 million lower than if the Company had continued to account for share-based compensation under APB No. 25 as permitted by SFAS No. 123. Basic and diluted earnings per share were $0.04 per share lower for the year ended May 31, 2007 due to implementation of SFAS No. 123(R).

The following table illustrates the pro forma effect on net income and earnings per share for the years ended May 31, 2006 and May 31, 2005 as if the Company had applied the fair value provisions of SFAS No. 123:

	Fiscal Year Ended May 31,
	2006	2005
	(In thousands, except per share amounts)
Net income (loss) as reported	$7,653	$(38,830)
Pro forma compensation expense from stock options, net of tax effects	(853)	(351)

Pro forma net income (loss)	$6,800	$(39,181)

Earnings (loss) per common share as reported:
Basic	$0.39	$(2.24)
Diluted	$0.35	$(2.24)
Pro forma earnings (loss) per common share:
Basic	$0.35	$(2.26)
Diluted	$0.32	$(2.26)

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

On October 23, 2006, the stockholders of the company approved an amendment to the 2004 Plan that expanded the type of awards that can be issued to include restricted stock, restricted stock units, stock appreciation rights and performance shares. The Company also terminated the 1995 Plan. The termination of the 1995 Plan did not effect options outstanding at the time of termination. At May 31, 2007, there were approximately 784,000 shares available for grant under the 2004 Plan. There were no shares available for grant under either the 1990 or 1991 Plans.

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

Stock Options

Stock options are valued at the date of award and compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period. Employee stock options generally vest annually, in equal increments, over a five-year period beginning one year after the grant date. Options granted to non-employee directors generally vest annually, in equal installments, over a two-year period beginning one year after the grant date. Under all stock option plans, the option term cannot exceed ten years. The option price per share may not be less than the fair market value of the common stock at the time the option is granted. The Company’s policy is to issue shares upon the exercise of stock options from its treasury shares, if available.

Stock option activity and related information for the year ended May 31, 2007 is as follows:

Stock Options	Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Aggregate Intrinsic Value
		(Years)		(In thousands)
Outstanding at May 31, 2006	1,111,800		$6.66
Granted	—
Exercised	(433,920)		$5.97	$6,182

Cancelled	(8,000)		$7.24

Outstanding at May 31, 2007	669,880	6.7	$7.09	$12,366

Vested or expected to vest at May 31, 2007	621,129	6.6	$7.03	$11,506

Exercisable at May 31, 2007	266,140	5.4	$5.82	$5,251

The Company uses the Black-Scholes option pricing model to estimate grant date fair value for each stock option granted. Expected volatility is based on the historic volatility of the Company’s stock. The risk-free rate is based on the applicable United States Treasury Note rate. The expected life of the option is based on historical and expected future exercise behavior.

There were no options granted in fiscal 2007. Assumptions used to calculate fiscal 2006 and 2005 grant date fair values and the fair values calculated were as follows:

	2006	2005
Grant date fair value	$5.62	$2.90
Risk-free interest rate	3.76%	3.71%
Expected volatility	68.14%	64.71%
Expected life in years	4.56	4.57
Expected dividend yield	—	—

The total intrinsic value of stock options exercised during fiscal 2007, 2006, and 2005 were $6.2 million, $1.0 million and $0.9 million, respectively.

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

The following summarizes information about stock options at May 31, 2007:

			Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price			Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Options Exercisable	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
					(Years)			(Years)
$2.13	-	$2.41	75,300	$2.20	2.3	75,300	$2.20	2.3
3.03	-	3.70	66,800	3.44	5.0	47,400	3.33	4.8
4.08	-	5.49	212,800	4.68	7.6	57,200	4.40	7.6
8.93	-	12.20	314,980	10.67	7.5	86,240	11.29	6.9

$2.13	-	$12.20	669,880	$7.09	6.7	266,140	$5.82	5.4

Nonvested Deferred Shares

Subsequent to the approval of amendments to the 2004 Plan in October 2006, the Company issued 263,130 nonvested deferred shares. A portion of the shares awarded to employees vest after three years if certain performance conditions are satisfied and the remaining shares generally vest in five equal annual installments beginning one year after the grant. All shares awarded to non-employee directors vest after three years if certain performance conditions are satisfied. Based on the actual performance as measured against the performance criteria, the performance-based portion of the award can range from zero to one hundred percent of the original award grant.

Deferred shares are valued at market value on the grant date. Deferred share expense, net of estimated forfeitures, is generally recognized over the vesting period on a straight-line basis.

The following summary reflects nonvested deferred share activity and related information for the year ended May 31, 2007:

Deferred Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at May 31, 2006	—	$—
Granted	263,130	14.79
Vested	—	—

Nonvested shares at May 31, 2007	263,130	$14.79

Note 12. Earnings per Common Share

Basic earnings per share (EPS) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee and director stock options, as well as the dilutive effect of the convertible securities. Stock options are considered antidilutive whenever the exercise prices of the options exceed the average market price of the common stock during the period. Convertible debt is considered antidilutive whenever its interest (net of tax) per common share obtainable on conversion exceeds basic earnings per share. Stock options are considered dilutive whenever the exercise price is less than the average market price of the stock during the period. Dilutive convertible securities are calculated using the “if converted” method, in which all unconverted securities are assumed to be converted as of the beginning of the period. The “if converted” method also requires that any interest charges, net of tax, applicable to the securities be added back to net income for purposes of computing diluted earnings per share. Both stock options and convertible debt are considered antidilutive in the event of a net loss.

Antidilutive options for the years ending May 31, 2006 and 2005 were 358,267 and 376,587, respectively. These options were not included in the calculation of diluted earnings per share. There were no antidilutive options for the year ended May 31, 2007.

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

The computation of basic and diluted EPS is as follows:

	Fiscal Year Ended May 31,
	2007	2006	2005
	(In thousands, except per share data)
Basic EPS:
Net income (loss)	$19,171	$7,653	$(38,830)

Weighted average shares outstanding	23,056	19,652	17,327

Basic EPS	$0.83	$0.39	$(2.24)

Diluted EPS:
Net income (loss)	$19,171	$7,653	$(38,830)
Convertible notes interest expense (net of tax)	731	1,314	—

Adjusted net income (loss)	$19,902	$8,967	$(38,830)

Weighted average shares outstanding - basic	23,056	19,652	17,327
Dilutive stock options	430	393	—
Dilutive nonvested deferred shares	24	—	—
Dilutive convertible note shares	3,242	5,697	—

Dilutive weighted average shares	26,752	25,742	17,327

Diluted EPS	$0.74	$0.35	$(2.24)

Note 13. Employee Benefit Plan

The Company sponsors a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees meeting length of service requirements. Participants may contribute an amount up to 25% of pretax annual compensation as defined in the Plan, subject to certain limitations in accordance with Section 401(k) of the Internal Revenue Code. The Company matches employee contributions based on an annual calendar year discretionary election. In calendar years 2006 and 2005, the Company elected to match 50% of the first 6% of employee contributions. In calendar year 2007, the Company will match 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions.

The Company recognized cost relating to the Plan of $1.5 million, $1.0 million and $1.0 million for the fiscal years ended May 31, 2007, 2006 and 2005, respectively.

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

Note 14. Restructuring Activities

Restructuring activities other than asset sales and debt refinancing of the Company consists of the following:

	Employee Severance Benefits	Consulting Fees	Acquisition	Other Costs	Total
	(In thousands)
Liability balance at May 31, 2004	$—	$—	$117	$192	$309
Charge to income	1,479	1,607	—	568	3,654
Payment	(587)	(1,182)	(117)	(218)	(2,104)

Liability balance at May 31, 2005	892	425	—	542	1,859
Charge (credit) to income	(19)	237	—	318	536
Payment	(873)	(662)	—	(301)	(1,836)

Liability balance at May 31, 2006	—	—	—	559	559
Charge to income	—	—	—	73	73
Payment	—	—	—	(365)	(365)

Liability balance at May 31, 2007	$—	$—	$—	$267	$267

During fiscal year 2007, the Company charged $0.1 million of restructuring costs against earnings. The charges relate primarily to additional environmental accruals on a discontinued business and additional workers compensation costs. Payments of approximately $0.4 million were primarily payments of workers compensation claims relating to discontinued businesses made in conjunction with the Legion settlement discussed in Note. 8 Contingencies. The remaining liability of $0.3 million as of May 31, 2007 is reflected in other accrued expenses.

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

During fiscal year 2005, the Company charged $3.7 million of restructuring related costs against earnings. These restructuring charges included employee severance and benefit costs of $1.5 million, $1.6 million of professional fees and $0.6 million of other restructuring costs, primarily related to environmental remediation associated with a business previously disposed. The employee severance and benefit costs related to the termination of approximately 60 employees. Payments of approximately $2.1 million were made and relate primarily to employee severance and consulting fees.

Restructuring charges related to specific operating activities are reflected in the applicable segment in Note 15. “Other” restructuring charges are allocated based on percentage of revenue.

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

Note 15. Segment Information

The Company has two reportable segments, the Construction Services segment and the Repair and Maintenance Services segment.

Our Construction Services segment provides turnkey and specialty construction to many industries. These services including civil/structural, mechanical, piping, electrical and instrumentation, millwrighting, and fabrication are provided for projects of varying complexities, schedule durations, and budgets. Our project experience includes renovations, retrofits, modifications and expansions to existing facilities as well as grassroots construction of new facilities. We specialize in aboveground storage tanks for the bulk storage/terminal industry, capital construction for the downstream petroleum industry, specialty construction, and electrical and instrumentation services for various industries.

Our Repair and Maintenance Services segment provides a wide range of routine, preventative and emergency repair and maintenance services, outage and turnaround services, including plant maintenance, electrical and instrumentation maintenance, tank inspection, repair and maintenance, industrial cleaning and ASME code repairs. Our primary services include aboveground storage tank repair and maintenance, turnarounds and maintenance for the downstream petroleum industry, specialty repair and maintenance services and electrical and instrumentation repair and maintenance.

Other consists of operating activity related to previously disposed of businesses and certain corporate assets.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost; therefore, there is no intercompany profit or loss recognized.

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

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

Annual Results of Operations

(In thousands)

	Construction Services	Repair & Maintenance Services	Other	Combined Total
Fiscal Year 2007
Gross revenues	$376,849	$277,556	$—	$654,405
Less: inter-segment revenues	10,689	3,870	—	14,559

Consolidated revenues	366,160	273,686	—	639,846
Gross profit	29,494	36,392	—	65,886
Operating income (loss)	11,567	21,556	(73)	33,050
Income (loss) before income tax expense	10,394	20,793	(73)	31,114
Net income (loss)	6,498	12,718	(45)	19,171
Segment assets	136,780	98,737	7,392	242,909
Capital expenditures	6,850	4,319	1,951	13,120
Depreciation and amortization expense	3,586	2,914	—	6,500

Fiscal Year 2006
Gross revenues	$254,382	$250,832	$—	$505,214
Less: inter-segment revenues	10,657	630	—	11,287

Consolidated revenues	243,725	250,202	—	493,927
Gross profit	20,392	26,687	—	47,079
Operating income (loss)	6,561	11,237	(100)	17,698
Income (loss) before income tax expense	2,536	9,158	(100)	11,594
Net income (loss)	2,168	5,547	(62)	7,653
Segment assets	91,079	69,981	27,216	188,276
Capital expenditures	3,945	383	1,286	5,614
Depreciation and amortization expense	2,796	2,902	—	5,698

Fiscal Year 2005
Gross revenues	$215,997	$236,059	$—	$452,056
Less: inter-segment revenues	12,047	871	—	12,918

Consolidated revenues	203,950	235,188	—	439,138
Gross profit	12,178	18,841	—	31,019
Operating income (loss)	(40,786)	2,005	(357)	(39,138)
Income (loss) before income tax expense	(44,052)	(49)	(357)	(44,458)
Net income (loss)	(38,590)	(19)	(221)	(38,830)
Segment assets	92,877	84,215	25,288	202,380
Capital expenditures	251	239	940	1,430
Depreciation and amortization expense	3,470	3,256	—	6,726

Matrix Service Company

Notes to Consolidated Financial Statements (Continued)

Geographical information is as follows:

	Revenues
	Fiscal Year 2007	Fiscal Year 2006	Fiscal Year 2005
	(In thousands)
Domestic	$624,002	$478,154	$433,547
International	15,844	15,773	5,591

	$639,846	$493,927	$439,138

	Long-Lived Assets
	May 31, 2007	May 31, 2006	May 31, 2005
	(In thousands)
Domestic	$66,473	$59,134	$61,778
International	3,379	3,341	3,023

	$69,852	$62,475	$64,801

Segment revenue from external customers by market is as follows:

	Construction Services	Repair & Maintenance Services	Consolidated Total
	(In thousands)
Fiscal Year 2007
Aboveground Storage Tanks	$159,274	$125,236	$284,510
Downstream Petroleum	120,828	120,557	241,385
Electrical and Instrumentation	32,439	27,893	60,332
Specialty	53,619	—	53,619

Total	$366,160	$273,686	$639,846

Fiscal Year 2006
Aboveground Storage Tanks	$88,368	$97,157	$185,525
Downstream Petroleum	95,789	139,371	235,160
Electrical and Instrumentation	22,517	13,674	36,191
Specialty	37,051	—	37,051

Total	$243,725	$250,202	$493,927

Fiscal Year 2005
Aboveground Storage Tanks	$78,123	$81,798	$159,921
Downstream Petroleum	62,977	138,555	201,532
Electrical and Instrumentation	56,839	14,835	71,674
Specialty	6,011	—	6,011

Total	$203,950	$235,188	$439,138

Matrix Service Company

Notes to Consolidated Financial Statements

Information about Significant Customers

In fiscal 2007, one customer accounted for 14% of our consolidated revenues and 23% of our Construction Services revenues. Two additional customers accounted for 12% and 13% of our Construction Services revenues. Three other customers represented 20%, 13% and 11% of our Repair and Maintenance Services revenues, respectively.

One customer accounted for approximately 14% of the Company’s consolidated revenues and approximately 27% of Repair and Maintenance Services revenues for the year ended May 31, 2006. One customer represented 13% of Construction Services revenues and another customer represented 13% of Repair and Maintenance Services revenues.

Two customers accounted for approximately 11% and 10%, respectively, of the Company’s consolidated revenues for the year ended May 31, 2005. The customer that represented 11% of consolidated revenues accounted for 8% of Construction Services and 14% of Repair and Maintenance Services revenues. The customer that represented 10% of consolidated revenues accounted for 4% of Constructions Services and 15% of Repair and Maintenance Services revenue.

Matrix Service Company

Quarterly Financial Data (Unaudited)

Fiscal Years Ended May 31, 2007 and 2006

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Fiscal Year 2007
Revenues	$126,859	$166,366	$168,700	$177,921
Gross profit	13,307	21,902	18,924	11,753
Net income	3,008	8,074	6,150	1,939
Net income per common share:
Basic	0.14	0.35	0.27	0.08
Diluted	0.12	0.31	0.24	0.08
Fiscal Year 2006
Revenues	$108,996	$126,778	$119,575	$138,578
Gross profit	10,183	12,959	11,665	12,272
Net income	375	2,168	1,771	3,339
Net income per common share:
Basic	0.02	0.11	0.09	0.16
Diluted	0.02	0.10	0.08	0.14

The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to changes in the average number of common shares outstanding and rounding.

Matrix Service Company

Schedule II – Valuation and Qualifying Accounts

May 31, 2007, 2006 and 2005

(In thousands)

COL A.	COL. B	COL. C ADDITIONS		COL. D		COL E.
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts – Describe	Deductions – Describe		Balance at End of Period
Fiscal Year 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$190	$189	$—	$(119	)(A)	$260
Contract disputes reserve	5,390	—	—	(5,390	)(A)	—
Valuation reserve for deferred tax assets	3,431	—	—	(1,282	)(B)	2,149

Total	$9,011	$189	$—	$(6,791)		$2,409

Fiscal Year 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$461	$587	$—	$(858	)(A)	$190
Contract disputes reserve	10,333	—	—	(4,943	)(A)	5,390
Valuation reserve for deferred tax assets	5,139	—	—	(1,708	)(C)	3,431

Total	$15,933	$587	$—	$(7,509)		$9,011

Fiscal Year 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$337	$562	$—	$(438	)(A)	$461
Contract disputes reserve	—	10,333	—	—		10,333
Valuation reserve for deferred tax assets	2,619	2,520	—	—		5,139

Total	$2,956	$13,415	$—	$(438)		$15,933

(A)	Receivables written off against allowance for doubtful accounts and contract dispute reserve.

(B)	Certain operating loss carryforwards previously reserved were utilized or deemed utilizable resulting in a reduction in the valuation reserve of $921. The recognition of the operating loss carryforward resulted in a $157 charge to goodwill and a $764 reduction of the fiscal 2007 tax provision. The remaining reduction was due to certain miscellaneous adjustments.

(C)	Represents recognition of operating losses and tax credits previously reserved. Of the reversal, $202 was charged to goodwill, $1,401 reduced the current year tax provision and $105 related to rate adjustments.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2007. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at May 31, 2007.

Management’s Report on Internal Control over Financial Reporting

See “Management’s Report on Internal Control over Financial Reporting” set forth in Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting

There have been no changes during the fourth quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our directors and executive officers and information required by Items 401, 405, 407(c)(3), 407(d)(4) and 407 (d)(5) of Regulation S-K is incorporated herein by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

The Company has adopted a Code of Business Conduct and Ethics applicable to all directors, officers and employees, including the principal executive officer, principal financial officer and principal accounting officer of the Company. In addition, we have adopted Corporate Governance Guidelines for the Board of Directors and Charters for the Audit, Compensation and Nominating and Corporate Governance Committees of the Board of Directors. The current version of these corporate governance documents is publicly available in the “Investors” section of the Company’s website at www.matrixservice.com under “Corporate Governance.” If we make any substantive amendments to the Code of Business Conduct and Ethics, or grant any waivers, including implicit waivers, from the Code of Business Conduct and Ethics applicable to the principal executive officer, principal financial officer or principal accounting officer, or any person performing similar functions, we will disclose such amendment or waiver on our website or in a report on Form 8-K.

Item 11.	Executive Compensation

Information regarding executive compensation and transactions and compensation committee interlocks and insider participation is incorporated herein by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

The Compensation Committee Report is also incorporated herein by reference from our proxy statement, however it is deemed to be “furnished” and shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements of the Company

The following financial statements and supplementary data are filed as a part of this report under “Item 8 – Financial Statements and Supplementary Data”:

Financial Statement Schedules

The following financial statement schedule is filed as a part of this report under “Schedule II” immediately following Quarterly Financial Data (Unaudited): Schedule II – Valuation and Qualifying Accounts for the three fiscal years ended May 31, 2007. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

Index to Exhibits

3.1	Restated Certificate of Incorporation (Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (File No. 333-117077) filed July 1, 2004 (the “S-3 Registration Statement”) is hereby incorporated by reference).

3.2	Certificate of Amendment of Restated Certificate of Incorporation dated October 31, 2000 (Exhibit 3.3 to the S-3 Registration Statement is hereby incorporated by reference).

3.3	Form of Certificate of Amendment of Restated Certificate of Incorporation (Appendix A to the Company’s Proxy Statement filed on September 15, 2006 (File No. 1-15461) is hereby incorporated by reference).

3.4	Certification of Designations, Preferences and Rights of Series B Junior Preferred Stock dated November 12, 1999 (Exhibit 3.2 to the S-3 Registration Statement is hereby incorporated by reference).

3.5	Bylaws, as amended (Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 33-36081), filed July 26,1990, is hereby incorporated by reference).

3.6	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock pursuant to Section 151 of the General Corporation Law of the State of Delaware dated May 1, 2005 (Exhibit 3.5 to the Company’s Annual Report on Form 10-K (File No. 1-15461), filed August 17, 2005, is hereby incorporated by reference).

* 3.7	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock pursuant to Section 151 of the General Corporation Law of the State of Delaware dated October 23, 2006.

4.1	Specimen Common Stock Certificate (Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-36081), filed July 26, 1990, is hereby incorporated by reference).

4.2	Securities Purchase Agreement dated April 22, 2005, including form of Note (Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 1-15461), filed April 25, 2005, is hereby incorporated by reference).

+ 10.1	Matrix Service 1990 Incentive Stock Option Plan (Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-56945), as amended, filed June 12, 1990, is hereby incorporated by reference).

+ 10.2	Matrix Service 1991 Incentive Stock Option Plan (Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 33-36081), filed July 26, 1990, is hereby incorporated by reference).

+ 10.3	Matrix Service 1995 Nonemployee Directors’ Stock Option Plan (Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-2771), filed April 24,1996, is hereby incorporated by reference).

+ 10.4	Matrix Service 2004 Stock Incentive Plan (Exhibit A to the Company’s Proxy Statement filed on September 15, 2006 (File No. 1-15461), is hereby incorporated by reference).

+ 10.5	Amendment No. 1 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10 to Amended Schedule 14A filed on October 4, 2006 (File No. 1-15461) is hereby incorporated by reference).

+ 10.6	Form of Restricted Stock Award Agreement for non-employee directors (2004 Stock Plan) (Exhibit 10.3 to the Company’s current report on Form 8-K (File No. 1-15461), filed October 27, 2006 is hereby incorporated by reference).

+ 10.7	Form of Restricted Stock Award Agreement for employees (2004 Stock Plan) (Exhibit 10.4 to the Company’s current report on Form 8-K (File No. 1-15461), filed October 27, 2006 is hereby incorporated by reference).

+ 10.8	Matrix Service Company Deferred Compensation Plan for members of the Board of Directors effective December 31, 2006 (Exhibit 10.5 to the Company’s current report on Form 8-K (File No. 1-15461), filed October 27, 2006 is hereby incorporated by reference).

+ 10.9	Form of Severance Agreement (Exhibit 10.6 to the Company’s current report on Form 8-K (File No. 1-15461), filed on October 27, 2006 is hereby incorporated by reference).

+ 10.10	Form of Management Retention Agreement (Exhibit 10.7 to the Company’s current report on Form 8-K (File No. 1-15461), filed October 27, 2006 is hereby incorporated by reference).

+ 10.11	Amendment to Award Agreements by and between Matrix Service Company and Hugh E. Bradley dated as of October 23, 2006 (Exhibit 10.8 to the Company’s current report on Form 8-K (File No. 1-15461), filed October 27, 2006 is hereby incorporate by reference).

+ 10.12	Form of Stock Option Award Agreement (2004 Stock Plan) (Exhibit 10.5 to the Company’s annual report on Form 10-K (File No, 1-15461) filed August 4, 2006 is hereby incorporated by reference).

+ 10.13	Form of Stock Option Award Agreement (1995 Directors Plan) (Exhibit 10.6 to the Company’s annual report on Form 10-K (File No, 1-15461) filed August 4, 2006 is hereby incorporated by reference).

+ 10.14	Amendment No. 1 to the Matrix Service 1995 Nonemployee Directors’ Stock Option Plan (Exhibit B to the Company’s 2005 Proxy Statement filed on September 16, 2005, is hereby incorporated by reference herein).

10.15	Amended and Restated Stock Purchase Agreement and Conversion to Asset Purchase Agreement, dated August 31, 1999, by and among Matrix Service and Caldwell Tanks, Inc. (Exhibit 99.1 to the Company’s current report on Form 8-K (File No. 0-18716), filed September 13, 1999, is hereby incorporated by reference).

10.16	Rights Agreement (including a form of Certificate of Designation of Series B Junior Participating Preferred Stock as Exhibit A thereto, a form of Rights Certificate as Exhibit B thereto and a summary of Rights to Purchase Preferred Stock as Exhibit C thereto) dated November 2, 1999, (Exhibit 1 to the Company’s current report on Form 8-K (File No. 0-18716), filed November 9, 1999, is hereby incorporated by reference).

10.17	Amendment No. 1 to Rights Agreement effective April 21, 2005 (Exhibit 10.4 to the Company’s current report on Form 8-K (File No. 1-15461), filed April 25, 2005, is hereby incorporated by reference).

10.18	Equity Interests Purchase Agreement dated as of March 7, 2003 by and among Hake Acquisition Corp., Matrix Service Company, and the Holders of the Equity Interests of The Hake Group of Companies (Exhibit 99.1 to the Company’s current report on Form 8-K (File No. 1-15461), filed March 24, 2003, is hereby incorporated by reference).

10.19	Second Amended and Restated Credit Agreement dated as of November 30, 2006, among the Company, as Borrower, the Lenders party thereto, J.P. Morgan Chase Bank, N.A., as Administrative Agent and J.P. Morgan Securities Inc. as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 10 to the Company’s current report on Form 8-K (File No. 1-15461), filed on December 6, 2006, is hereby incorporated by reference).

10.20	First Amendment to Second Amended and Restated Credit Agreement dated as of July 6, 2007 (Exhibit 10 to the Company’s current report on Form 8-K (File No. 1-15461), filed July 11, 2007 is hereby incorporated by reference).

10.21	Securities Purchase Agreement dated October 3, 2005 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed (File No. 1-15461), filed on October 4, 2005, is hereby incorporated by reference).

10.22	Registration Rights Agreement dated October 3, 2005 (Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed on October 4, 2005, is hereby incorporated by reference).

10.23	Amendment No. 2 to Rights Agreement effective as of October 3, 2005 (Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed on October 4, 2005, is hereby incorporated by reference).

10.24	Side Letter dated October 3, 2005 (Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-15461) filed on October 4, 2005, is hereby incorporated by reference).

10.25	Subordination Agreement dated as of April 22, 2005 (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 25, 2005 (File No. 1-15461), is hereby incorporated by reference).

10.26	Registration Rights Agreement dated as of April 22, 2005 (Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 25, 2005 (File No. 1-15461), is hereby incorporated by reference).

+ 10.27	Employment Agreement between the Company and Michael J. Hall dated April 25, 2005 (Exhibit 10.2 to the Company’s Current Report on Form 8-K/A dated April 26, 2005 (File No. 1-15461), is hereby incorporated by reference).

10.28	Lump Sum Turnkey Agreement dated May 6, 2005 among the Company, Diamond LNG LLC and Bechtel Corporation (Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 17, 2005 is hereby incorporated by reference).

* 21	Subsidiaries.

* 23.1	Consent of Independent Registered Pubic Accounting Firm – Deloitte & Touche LLP.

* 23.2	Consent of Independent Registered Pubic Accounting Firm – Ernst & Young LLP.

* 31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

* 31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

* 32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

* 32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

*	Filed herewith.

+	Management Contract or Compensatory Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Matrix Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrix Service Company

Date: August 14, 2007
Michael J. Bradley, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

Michael J. Bradley	Michael J. Bradley President, Chief Executive Officer and Director (Principal Executive Officer)	August 14, 2007

George L. Austin	George L. Austin Chief Financial Officer (Principal Financial and Accounting Officer)	August 14, 2007

Michael J. Hall	Chairman of the Board of Directors	August 14, 2007

I. Edgar Hendrix	Director	August 14, 2007

Paul K. Lackey	Director	August 14, 2007

Tom E. Maxwell	Director	August 14, 2007

David E. Tippeconnic	Director	August 14, 2007

Index to Exhibits

3.1	Restated Certificate of Incorporation (Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (File No. 333-117077) filed July 1, 2004 (the “S-3 Registration Statement”) is hereby incorporated by reference).

3.2	Certificate of Amendment of Restated Certificate of Incorporation dated October 31, 2000 (Exhibit 3.3 to the S-3 Registration Statement is hereby incorporated by reference).

3.3	Form of Certificate of Amendment of Restated Certificate of Incorporation (Appendix A to the Company’s Proxy Statement filed on September 15, 2006 (File No. 1-15461) is hereby incorporated by reference).

3.4	Certification of Designations, Preferences and Rights of Series B Junior Preferred Stock dated November 12, 1999 (Exhibit 3.2 to the S-3 Registration Statement is hereby incorporated by reference).

3.5	Bylaws, as amended (Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 33-36081), filed July 26,1990, is hereby incorporated by reference).

3.6	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock pursuant to Section 151 of the General Corporation Law of the State of Delaware dated May 1, 2005 (Exhibit 3.5 to the Company’s Annual Report on Form 10-K (File No. 1-15461), filed August 17, 2005, is hereby incorporated by reference).

* 3.7	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock pursuant to Section 151 of the General Corporation Law of the State of Delaware dated October 23, 2006.

4.1	Specimen Common Stock Certificate (Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-36081), filed July 26, 1990, is hereby incorporated by reference).

4.2	Securities Purchase Agreement dated April 22, 2005, including form of Note (Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 1-15461), filed April 25, 2005, is hereby incorporated by reference).

+ 10.1	Matrix Service 1990 Incentive Stock Option Plan (Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-56945), as amended, filed June 12, 1990, is hereby incorporated by reference).

+ 10.2	Matrix Service 1991 Incentive Stock Option Plan (Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 33-36081), filed July 26, 1990, is hereby incorporated by reference).

+ 10.3	Matrix Service 1995 Nonemployee Directors’ Stock Option Plan (Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-2771), filed April 24,1996, is hereby incorporated by reference).

+ 10.4	Matrix Service 2004 Stock Incentive Plan (Exhibit A to the Company’s Proxy Statement filed on September 15, 2006 (File No. 1-15461), is hereby incorporated by reference).

+ 10.5	Amendment No. 1 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10 to Amended Schedule 14A filed on October 4, 2006 (File No. 1-15461) is hereby incorporated by reference).

+ 10.6	Form of Restricted Stock Award Agreement for non-employee directors (2004 Stock Plan) (Exhibit 10.3 to the Company’s current report on Form 8-K (File No. 1-15461), filed October 27, 2006 is hereby incorporated by reference).

+ 10.7	Form of Restricted Stock Award Agreement for employees (2004 Stock Plan) (Exhibit 10.4 to the Company’s current report on Form 8-K (File No. 1-15461), filed October 27, 2006 is hereby incorporated by reference).

+ 10.8	Matrix Service Company Deferred Compensation Plan for members of the Board of Directors effective December 31, 2006 (Exhibit 10.5 to the Company’s current report on Form 8-K (File No. 1-15461), filed October 27, 2006 is hereby incorporated by reference).

+ 10.9	Form of Severance Agreement (Exhibit 10.6 to the Company’s current report on Form 8-K (File No. 1-15461), filed on October 27, 2006 is hereby incorporated by reference).

+ 10.10	Form of Management Retention Agreement (Exhibit 10.7 to the Company’s current report on Form 8-K (File No. 1-15461), filed October 27, 2006 is hereby incorporated by reference).

+ 10.11	Amendment to Award Agreements by and between Matrix Service Company and Hugh E. Bradley dated as of October 23, 2006 (Exhibit 10.8 to the Company’s current report on Form 8-K (File No. 1-15461), filed October 27, 2006 is hereby incorporate by reference).

+ 10.12	Form of Stock Option Award Agreement (2004 Stock Plan) (Exhibit 10.5 to the Company’s annual report on Form 10-K (File No, 1-15461) filed August 4, 2006 is hereby incorporated by reference).

+ 10.13	Form of Stock Option Award Agreement (1995 Directors Plan) (Exhibit 10.6 to the Company’s annual report on Form 10-K (File No, 1-15461) filed August 4, 2006 is hereby incorporated by reference).

+ 10.14	Amendment No. 1 to the Matrix Service 1995 Nonemployee Directors’ Stock Option Plan (Exhibit B to the Company’s 2005 Proxy Statement filed on September 16, 2005, is hereby incorporated by reference herein).

10.15	Amended and Restated Stock Purchase Agreement and Conversion to Asset Purchase Agreement, dated August 31, 1999, by and among Matrix Service and Caldwell Tanks, Inc. (Exhibit 99.1 to the Company’s current report on Form 8-K (File No. 0-18716), filed September 13, 1999, is hereby incorporated by reference).

10.16	Rights Agreement (including a form of Certificate of Designation of Series B Junior Participating Preferred Stock as Exhibit A thereto, a form of Rights Certificate as Exhibit B thereto and a summary of Rights to Purchase Preferred Stock as Exhibit C thereto) dated November 2, 1999, (Exhibit 1 to the Company’s current report on Form 8-K (File No. 0-18716), filed November 9, 1999, is hereby incorporated by reference).

10.17	Amendment No. 1 to Rights Agreement effective April 21, 2005 (Exhibit 10.4 to the Company’s current report on Form 8-K (File No. 1-15461), filed April 25, 2005, is hereby incorporated by reference).

10.18	Equity Interests Purchase Agreement dated as of March 7, 2003 by and among Hake Acquisition Corp., Matrix Service Company, and the Holders of the Equity Interests of The Hake Group of Companies (Exhibit 99.1 to the Company’s current report on Form 8-K (File No. 1-15461), filed March 24, 2003, is hereby incorporated by reference).

10.19	Second Amended and Restated Credit Agreement dated as of November 30, 2006, among the Company, as Borrower, the Lenders party thereto, J.P. Morgan Chase Bank, N.A., as Administrative Agent and J.P. Morgan Securities Inc. as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 10 to the Company’s current report on Form 8-K (File No. 1-15461), filed on December 6, 2006, is hereby incorporated by reference).

10.20	First Amendment to Second Amended and Restated Credit Agreement dated as of July 6, 2007 (Exhibit 10 to the Company’s current report on Form 8-K (File No. 1-15461), filed July 11, 2007 is hereby incorporated by reference).

10.21	Securities Purchase Agreement dated October 3, 2005 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed (File No. 1-15461), filed on October 4, 2005, is hereby incorporated by reference).

10.22	Registration Rights Agreement dated October 3, 2005 (Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed on October 4, 2005, is hereby incorporated by reference).

10.23	Amendment No. 2 to Rights Agreement effective as of October 3, 2005 (Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed on October 4, 2005, is hereby incorporated by reference).

10.24	Side Letter dated October 3, 2005 (Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-15461) filed on October 4, 2005, is hereby incorporated by reference).

10.25	Subordination Agreement dated as of April 22, 2005 (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 25, 2005 (File No. 1-15461), is hereby incorporated by reference).

10.26	Registration Rights Agreement dated as of April 22, 2005 (Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 25, 2005 (File No. 1-15461), is hereby incorporated by reference).

+ 10.27	Employment Agreement between the Company and Michael J. Hall dated April 25, 2005 (Exhibit 10.2 to the Company’s Current Report on Form 8-K/A dated April 26, 2005 (File No. 1-15461), is hereby incorporated by reference).

10.28	Lump Sum Turnkey Agreement dated May 6, 2005 among the Company, Diamond LNG LLC and Bechtel Corporation (Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 17, 2005 is hereby incorporated by reference).

* 21	Subsidiaries.

* 23.1	Consent of Independent Registered Pubic Accounting Firm – Deloitte & Touche LLP.

* 23.2	Consent of Independent Registered Pubic Accounting Firm – Ernst & Young LLP.

* 31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

* 31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

* 32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

* 32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

*	Filed herewith.

+	Management Contract or Compensatory Plan.