Form 10-Q
period 2007-08-31
MATRIX SERVICE CO
filed 2007-10-04
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2007

or

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

As of October 3, 2007 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,600,751 shares outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Matrix Service Company

Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended
	August 31, 2007	August 31, 2006
	(unaudited)
Revenues	$161,327	$126,859
Cost of revenues	142,423	113,552

Gross profit	18,904	13,307
Selling, general and administrative expenses	8,046	7,684

Operating income	10,858	5,623

Other income (expense):
Interest expense	(304)	(746)
Interest income	16	29
Other	(10)	104

Income before income taxes	10,560	5,010
Provision for federal, state and foreign income taxes	4,224	2,002

Net income	$6,336	$3,008

Basic earnings per common share	$0.24	$0.14
Diluted earnings per common share	$0.23	$0.12

Weighted average common shares outstanding:
Basic	26,592	21,509
Diluted	27,083	26,548

See accompanying notes.

Matrix Service Company

Consolidated Balance Sheets

(In thousands)

	August 31, 2007	May 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,378	$9,147
Accounts receivable, less allowances (August 31, 2007—$272 and May 31, 2007—$260)	105,644	98,497
Costs and estimated earnings in excess of billings on uncompleted contracts	42,066	45,634
Inventories	5,415	4,891
Deferred income taxes	4,662	3,283
Prepaid expenses	2,859	2,910
Assets held for sale	809	929

Total current assets	168,833	165,291

Property, plant and equipment at cost:
Land and buildings	23,555	23,405
Construction equipment	41,144	39,958
Transportation equipment	14,466	14,380
Furniture and fixtures	10,524	10,116
Construction in progress	3,203	1,788

	92,892	89,647
Accumulated depreciation	(44,952)	(43,654)

	47,940	45,993

Goodwill	23,397	23,357

Other assets	957	8,268

Total assets	$241,127	$242,909

See accompanying notes.

Matrix Service Company

Consolidated Balance Sheets

(In thousands, except share data)

	August 31, 2007	May 31, 2007
	(unaudited)
Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$44,984	$52,144
Billings on uncompleted contracts in excess of costs and estimated earnings	36,250	34,243
Accrued insurance	6,156	6,422
Accrued wages and benefits	7,147	15,442
Income tax payable	5,747	956
Current capital lease obligation	800	753
Current portion of acquisition payable	2,746	2,712
Other accrued expenses	1,377	1,313

Total current liabilities	105,207	113,985

Long-term capital lease obligation	557	836
Deferred income taxes	2,802	2,512

Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of August 31, 2007 and May 31, 2007	279	279
Additional paid-in capital	104,913	104,408
Retained earnings	29,749	23,422
Accumulated other comprehensive income	1,075	967

	136,016	129,076
Less: Treasury stock, at cost – 1,287,466 and 1,297,466 shares as of August 31, 2007 and May 31, 2007	(3,455)	(3,500)

Total stockholders’ equity	132,561	125,576

Total liabilities and stockholders’ equity	$241,127	$242,909

See accompanying notes.

Matrix Service Company

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	August 31, 2007	August 31, 2006
	(unaudited)
Operating activities:
Net income	$6,336	$3,008
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	1,774	1,458
Deferred income tax	(1,089)	(179)
(Gain) loss on sale of property, plant and equipment	28	(97)
Allowance for uncollectible accounts	75	43
Stock-based compensation expense	500	180
Accretion on acquisition payable	34	56
Amortization of debt issuance costs	30	175
Amortization of prepaid interest	—	379
Changes in operating assets and liabilities increasing (decreasing) cash
Receivables	291	7,952
Costs and estimated earnings in excess of billings on uncompleted contracts	3,568	(10,026)
Inventories	(524)	(636)
Prepaid expenses and other assets	(186)	(2,450)
Accounts payable	(7,924)	(5,897)
Billings on uncompleted contracts in excess of costs and estimated earnings	2,007	5,934
Accrued expenses	(8,497)	(2,957)
Income tax receivable/payable	4,791	1,989

Net cash provided (used) by operating activities	1,214	(1,068)

Investing activities:
Acquisition of property, plant and equipment	(2,888)	(3,305)
Proceeds from asset sales	133	115

Net cash used by investing activities	$(2,755)	$(3,190)

Matrix Service Company

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Three Months Ended
	August 31, 2007	August 31, 2006
	(unaudited)
Financing activities:
Exercise of stock options	$41	$84
Advances under bank credit facility	57,955	28,105
Repayments of bank credit facility	(57,955)	(28,105)
Capital lease payments	(323)	(122)
Tax benefit of exercised stock options	—	120

Net cash provided (used) by financing activities	(282)	82

Effect of exchange rate changes on cash	54	(14)

Net decrease in cash and cash equivalents	(1,769)	(4,190)
Cash and cash equivalents, beginning of period	9,147	8,585

Cash and cash equivalents, end of period	$7,378	$4,395

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$511	$75

Interest	$168	$170

Non-cash investing and financing activities:
Equipment acquired through capital leases	$92	$135

Purchases of property, plant and equipment on account	$906	$414

Conversion of convertible notes	$—	$10,000

See accompanying notes.

Matrix Service Company

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Translation Adjustments	Total
Balances, May 31, 2007	$279	$104,408	$23,422	$(3,500)	$967	$125,576
Net income	—	—	6,336	—	—	6,336
Other comprehensive income	—	—	—	—	108	108

Comprehensive income						6,444
Exercise of stock options (10,000 shares)	—	5	(9)	45	—	41
Stock based compensation expense	—	500	—	—	—	500

Balances, August 31, 2007	$279	$104,913	$29,749	$(3,455)	$1,075	$132,561

Balances, May 31, 2006	$226	$75,855	$4,316	$(4,812)	$814	$76,399
Net income	—	—	3,008	—	—	3,008
Other comprehensive income	—	—	—	—	(25)	(25)

Comprehensive income						2,983
Conversion of notes (2,091,539 shares)	21	9,099	—	—	—	9,120
Exercise of stock options (35,000 shares)	—	5	(19)	98	—	84
Stock based compensation expense	—	180	—	—	—	180
Tax effect of exercised stock options	—	120	—	—	—	120

Balances, August 31, 2006	$247	$85,259	$7,305	$(4,714)	$789	$88,886

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

The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2007, included in the Company’s Annual Report on Form 10-K for the year then ended. Matrix Service’s business is cyclical due to the scope and timing of projects released by its customer base. In addition, Matrix Service generates a significant portion of its revenues under a comparatively few major contracts which often do not commence or terminate in the same period from one year to the next. Accordingly, results for any interim period may not necessarily be indicative of future operating results.

Note 2 – Recent Accounting Standards

FASB Interpretation No. 48 – Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109

Effective June 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”, as amended (“FIN No. 48”). Upon adoption of FIN No. 48 on June 1, 2007 and as of August 31, 2007, the Company had no material uncertain tax positions and no adjustments to the Company’s opening financial position were required.

The Company files federal and various state income tax returns and tax returns in certain foreign jurisdictions. In the Company’s significant tax jurisdictions, the tax years 2004 through 2007 are subject to examination by federal taxing authorities and the tax years 2003 through 2007 are subject to examination by state and foreign taxing authorities.

The Company accrues interest and penalties on underpayment of income taxes related to uncertain tax positions as a component of income tax expense in the consolidated statement of income. No amounts were recognized for interest and penalties upon adoption of FIN No. 48 or during the three months ended August 31, 2007.

SFAS No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). This Statement establishes a framework for fair value measurements in the financial statements by providing a definition of fair value, provides guidance on the methods used to estimate fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company’s fiscal year beginning on June 1, 2008 and is generally applied prospectively. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial statements.

Matrix Service Company

Notes to Consolidated Financial Statements

(unaudited)

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for the Company’s fiscal year beginning on June 1, 2008. The adoption of this statement is not expected to have a material effect on the consolidated financial statements of the Company.

Note 3 – Assets Held for Sale

The Company holds excess land located in Orange, California, for which a sale is pending. The carrying value of the excess land at August 31, 2007 was $0.8 million, which approximates the expected net proceeds from the pending sale. The land is classified as a current asset held for sale in the Consolidated Balance Sheets and is reflected in the Company’s “Other” segment in Note 11.

Note 4 – Uncompleted Contracts

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

	August 31, 2007	May 31, 2007
	(In thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$754,992	$697,045
Billings on uncompleted contracts	749,176	685,654

	$5,816	$11,391

Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$42,066	$45,634
Billings on uncompleted contracts in excess of costs and estimated earnings	36,250	34,243

	$5,816	$11,391

Progress billings in accounts receivable at August 31, 2007 and May 31, 2007 included retentions to be collected within one year of $18.1 million and $8.6 million, respectively. Contract retentions collectible beyond one year are included in other assets on the consolidated balance sheets and totaled $7.5 million at May 31, 2007. There were no contract retentions collectible beyond one year as of August 31, 2007. Billings on uncompleted contracts in excess of costs and estimated earnings at August 31, 2007 and May 31, 2007 included estimated accrued losses of $2.7 million and $3.8 million, respectively, on a construction project that was partially complete at those dates.

Matrix Service Company

Notes to Consolidated Financial Statements

(unaudited)

Note 5 – Debt

Availability under the senior credit facility is as follows:

	August 31, 2007	May 31, 2007
	(In thousands)
Senior credit facility—revolver	$75,000	$75,000
Amounts borrowed	—	—
Letters of credit	8,395	8,575

Availability under senior credit facility	$66,605	$66,425

Effective November 30, 2006, the Company entered into the Second Amended and Restated Credit Agreement (“Credit Agreement”), which provides for a five-year, $75.0 million senior revolving credit facility (“Credit Facility”). The Company is currently seeking an increase in the total capacity to $100.0 million. The Company is also negotiating an option to further expand the revolving credit facility to $125.0 million upon the Company’s request and with the consent of the Administrative Agent. On July 6, 2007 the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement (“Amendment”) which changed certain terms and is discussed elsewhere in this Note. The Credit Agreement is guaranteed by substantially all of the Company’s subsidiaries and is secured by a lien on substantially all of the Company’s assets.

The Credit Facility may be used for working capital, issuance of letters of credit or other lawful corporate purposes. The Credit Agreement contains customary affirmative and negative covenants that place certain restrictions on the Company, including limits on new debt, operating and capital lease obligations, asset sales and certain distributions. Significant financial covenants include the following:

•	Senior Leverage Ratio not to exceed 2.50 to 1.00;

•	Asset Coverage Ratio to be greater than 1.45 to 1.00;

•	Fixed Charge Coverage Ratio to be greater than 1.25 to 1.00; and

•	Tangible Net Worth must be greater than the sum of $55.6 million plus 75% of positive net income after August 31, 2006 and net proceeds from the sale of any equity securities.

At the Company’s option, amounts borrowed under the Credit Facility bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The Alternate Base Rate is the greater of the Prime Rate or the Fed Funds Effective Rate, plus 0.50%. The Amendment reduced additional margin ranges from between 0.00% and 0.75% to between 0.00% and 0.25% on the Alternate Base Rate loans and from between 1.50% and 2.25% to between 1.00% and 1.75% on LIBOR-based loans. The Amendment also reduced the Unused Revolving Credit Facility Fee from between a range of 0.25% and 0.50% to a range of 0.175% to 0.375%. Since the closing date, the Company has been at the lowest interest rate tier for both LIBOR and Alternate Base Rate loans.

The Amendment also eliminated restrictions on capital spending by dropping the Capital Expenditures limitation and amending the Fixed Charge Coverage Ratio. Previously, capital expenditures could not exceed $15.0 million in any fiscal year. The Revolving Credit Termination Date was also extended from November 30, 2011 to November 30, 2012.

Matrix Service Company

Notes to Consolidated Financial Statements

(unaudited)

Convertible Debt

In connection with the private placement of $30.0 million of five-year convertible notes on April 25, 2005, the Company entered into a registration rights agreement with the investors in the convertible notes. The convertible notes bore interest at a rate of 7% per year. An initial interest pre-payment of $4.2 million was made on April 25, 2005 for the period to and including April 25, 2007. As of May 31, 2007 the prepayment of $4.2 million had been either amortized to interest expense or, in the case of conversions that occurred prior to April 25, 2007, charged to equity on a pro-rata basis.

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

Note 6 – Acquisition Payable

As part of an acquisition in fiscal 2003, the Company entered into an acquisition payable for a portion of the purchase price. The acquisition payable is recorded at $2.7 million at August 31, 2007 and is accreted for the change in its present value each period utilizing a 5.1% effective interest rate. Payments related to the acquisition payable are due annually and the final payment of $2.8 million is due on March 7, 2008.

Pursuant to the purchase agreement, the former shareholders of the acquired entity agreed, jointly and severally, to indemnify Matrix Service for damages it suffers due to breaches of representations and warranties made by the shareholders with respect to, among other things, its employee benefit plans, the ownership, use and condition of its assets and the performance by the acquired company of its contractual obligations and its obligations under applicable laws, including employment and environmental laws. As to these matters, Matrix Service may recover its damages only if its claims for damages are made by March 7, 2008, the amount of damages claimed as to any single event exceeds a de minimus amount of $10,000, and only after the aggregate amount of all such claims excluding de minimus claims exceeds $250,000. In order to better assure the payment to Matrix Service of any claims by it for indemnity, $10.0 million of the purchase price was withheld in the form of a deferred purchase price payable to the former shareholders or their designee. Upon final determination that a claim for indemnity is proper, the amount of the claim can be deducted by Matrix Service from the deferred payments of the purchase price. Since the purchase date on March 7, 2003, claims have not exceeded $250,000, and thus no adjustment to the deferred purchase price has been made related to these provisions as of August 31, 2007.

Note 7 – Income Taxes

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

(unaudited)

Note 8 – Contingencies

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

In November 2006, the Company settled and paid its outstanding obligations to Legion for claim payments made on Matrix Service’s behalf by Legion itself, and by the various state guaranty funds that sought reimbursement from Legion. Since these obligations have been satisfied, Matrix Service is working with Mutual to dismiss the lawsuit and limit Mutual’s security interests. The Company believes it is adequately reserved for any additional claim payments or settlements with the state guaranty funds.

Matrix Service Company

Notes to Consolidated Financial Statements

(unaudited)

Unapproved Change Orders and Claims

As of August 31, 2007 and May 31, 2007, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of $5.5 million and $5.1 million, respectively, and claims of $1.5 million at both dates. Amounts disclosed for unapproved change orders and claims exclude amounts associated with the contract dispute disclosed elsewhere in this Note. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers generally will not pay these amounts to Matrix Service until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

Contract Dispute

At August 31, 2007, the Company has one significant contract dispute, which has a recorded value of $1.0 million. In March 2000, the Company entered into a joint venture partnership (JV) agreement for the construction of a pulp and paper project for an owner, which was completed late in 2000. The services provided by the JV consisted primarily of a labor contract with the owner supplying the engineering and the majority of the materials to be installed. The claim arises out of a contractual dispute in which the Company believes the JV incurred substantial work because the owner’s planning and engineering on the project was not adequate. The owner did not pay amounts owed and claims that the JV was not properly licensed by the Oregon Contractors Licensing Board, and therefore not eligible to file a lawsuit under Oregon law. An Oregon state court ruled in favor of the owner regarding the licensing issue and the Company appealed the decision.

The Oregon Court of Appeals subsequently ruled that the dispute should be settled in arbitration. That ruling has been upheld by the Oregon Supreme Court. The Company will proceed with arbitration which has been scheduled for April of 2008 and expects a full resolution of this matter to occur within the next twelve months. The Company believes it has a valid claim for the amount owed.

Other

The Company and its subsidiaries are named as defendants in various other legal actions and are vigorously defending each of them. It is the opinion of management that none of the known legal actions will have a material adverse impact on the Company’s financial position, results of operations or liquidity.

Matrix Service Company

Notes to Consolidated Financial Statements

(unaudited)

Note 9 – Other Comprehensive Income

Other comprehensive income and accumulated other comprehensive income consisted of foreign currency translation adjustments.

	Three Months Ended
	August 31, 2007	August 31, 2006
	(In thousands)
Net income	$6,336	$3,008
Other comprehensive income	108	(25)

Comprehensive income	$6,444	$2,983

Note 10 – Earnings per Common Share

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

There were 416,400 antidilutive options for the three-month period ending August 31, 2006. These options were not included in the calculation of diluted earnings per share. There were no antidilutive options for the three-month period ending August 31, 2007.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The computation of basic and diluted EPS is as follows:

	Three Months Ended
	August 31, 2007	August 31, 2006
	(In thousands, except share and per share data)
Basic EPS:
Net income	$6,336	$3,008

Weighted average shares outstanding	26,592	21,509

Basic EPS	$0.24	$0.14

Diluted EPS:
Net income	$6,336	$3,008
Convertible notes interest expense (net of tax)	—	262

Adjusted net income	$6,336	$3,270

Weighted average shares outstanding—basic	26,592	21,509
Dilutive stock options	390	357
Dilutive nonvested deferred shares	101	—
Dilutive convertible note shares	—	4,682

Dilutive weighted average shares	27,083	26,548

Diluted EPS	$0.23	$0.12

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Note 11 – Segments

The Company has two reportable segments, the Construction Services segment and the Repair and Maintenance Services segment.

Our Construction Services segment provides turnkey and specialty construction to many industries. These services including civil/structural, mechanical, piping, electrical/instrumentation, millwrighting, and fabrication are provided for projects of varying complexities, schedule durations, and budgets. Our project experience includes renovations, retrofits, modifications and expansions to existing facilities as well as grassroots construction of new facilities. We specialize in aboveground storage tanks for the bulk storage/terminal industry, capital construction for the downstream petroleum industry, specialty construction, and electrical/instrumentation services for various industries.

Our Repair and Maintenance Services segment provides a wide range of routine, preventative and emergency repair and maintenance services, outage and turnaround services, including plant maintenance, electrical and instrumentation maintenance, tank inspection, repair and maintenance, industrial cleaning and ASME code repairs. Our primary services include aboveground storage tank repair and maintenance, turnarounds and maintenance for the downstream petroleum industry, specialty repair and maintenance services and electrical/instrumentation repair and maintenance.

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

Segment assets consists primarily of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment and goodwill.

Results of Operations

	Construction Services	Repair & Maintenance Services	Other	Combined Total
	(In thousands)
Three Months Ended August 31, 2007
Gross revenues	$103,017	$63,985	$—	$167,002
Less: Inter-segment revenues	4,238	1,437	—	5,675

Consolidated revenues	98,779	62,548	—	161,327
Gross profit	8,673	10,231	—	18,904
Operating income (loss)	3,924	7,019	(85)	10,858
Income (loss) before income tax expense	3,713	6,932	(85)	10,560
Net income (loss)	2,227	4,160	(51)	6,336
Segment assets	135,094	86,732	19,301	241,127
Capital expenditures	1,506	672	710	2,888
Depreciation and amortization expense	1,053	721	—	1,774

Three Months Ended August 31, 2006
Gross revenues	$78,991	$50,428	$—	$129,419
Less: Inter-segment revenues	2,182	378	—	2,560

Consolidated revenues	76,809	50,050	—	126,859
Gross profit	8,447	4,860	—	13,307
Operating income	4,291	1,332	—	5,623
Income before income tax expense	3,711	1,299	—	5,010
Net income	2,227	781	—	3,008
Segment assets	100,814	66,374	22,151	189,339
Capital expenditures	2,272	762	271	3,305
Depreciation and amortization expense	799	659	—	1,458

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Segment Revenue from External Customers by Market

	Construction Services	Repair & Maintenance Services	Total
	(In thousands)
Three Months Ended August 31, 2007
Aboveground Storage Tanks	$39,474	$41,529	$81,003
Downstream Petroleum	33,551	17,537	51,088
Electrical and Instrumentation	2,172	3,482	5,654
Specialty	23,582	—	23,582

Total	$98,779	$62,548	$161,327

Three Months Ended August 31, 2006
Aboveground Storage Tanks	$38,204	$26,208	$64,412
Downstream Petroleum	14,676	19,720	34,396
Electrical and Instrumentation	4,459	4,122	8,581
Specialty	19,470	—	19,470

Total	$76,809	$50,050	$126,859

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Estimates

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

As of August 31, 2007 and May 31, 2007, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of $5.5 million and $5.1 million, respectively, and claims of $1.5 million at both dates. Historically, our collections for unapproved change orders and other claims have approximated the amount of revenue recognized.

The following table provides a rollforward of revenue recognized on claims and unapproved change orders. Amounts disclosed for unapproved change orders exclude amounts associated with the contract dispute disclosed in Note 8 to the Consolidated Financial Statements.

	Claims for Unapproved Change Orders	Other Claims	Total
	(In thousands)
Balance at May 31, 2007	$5,129	$1,493	$6,622
Additions	432	—	432
Collections	(39)	—	(39)
Gain(Loss)	—	—	—

Balance at August 31, 2007	$5,522	$1,493	$7,015

Balance at May 31, 2006	$3,845	$523	$4,368
Additions	—	—	—
Collections	(10)	(66)	(76)
Gain(Loss)	—	(31)	(31)

Balance at August 31, 2006	$3,835	$426	$4,261

Loss Contingencies

Various legal actions, claims, and other contingencies arise in the normal course of our business. Contingencies are recorded in the consolidated financial statements, or are otherwise disclosed, in accordance with SFAS No. 5 “Accounting for Contingencies.” Specific reserves are provided for loss contingencies to the extent we conclude their occurrence is both probable and estimable. We use a case-by-case basis evaluation of the underlying data and update our evaluation as further information becomes known. We believe that any amounts exceeding our recorded accruals should not materially affect our financial position, results of operations or liquidity. However, the results of litigation are inherently unpredictable and the possibility exists that the ultimate resolution of one or more of these matters could result in a material adverse effect on our financial position, results of operations or liquidity.

Legal costs are expensed as incurred.

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. As of August 31, 2007 and May 31, 2007, insurance reserves totaling $6.2 million and $6.4 million are reflected on our balance sheet. These amounts represent our best estimate of our ultimate obligations for asserted claims plus claims incurred but not yet reported at the balance sheet date. We establish specific reserves for claims using a case-by-case evaluation of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. Additionally, the actual results of claim settlements could differ from the amounts estimated.

Goodwill

Goodwill and intangible assets with indefinite useful lives are not amortized and are tested at least annually for impairment. We perform our annual analysis during the fourth quarter of each fiscal year and in any other period in which indicators of impairment warrant an additional analysis. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Goodwill is evaluated for impairment by first comparing management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. Reporting units, for purposes of goodwill impairment calculations are our reportable segments.

Management utilizes a discounted cash flow analysis to determine the estimated fair value of our reporting units. Significant judgments and assumptions including the discount rate, anticipated revenue growth and gross margins, estimated operating and interest expense, and capital expenditures are inherent in these fair value estimates which are based on our operating budgets. As a result, actual results may differ from the estimates utilized in our discounted cash flow analysis. The use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and could result in the recognition of an impairment charge in the financial statements.

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

We do not currently anticipate a goodwill impairment for either our Construction Services or Repair and Maintenance Services segments. However, certain events may occur that might adversely affect the reported value of goodwill. Such events could include, but are not limited to, strategic decisions made in response to economic or competitive conditions, a significant change in the project plans of our customers, the economic condition of the customers and industries we serve, and a material negative change in the relationships with one or more of our significant customers. If our judgments and assumptions change as a result of the occurrence of any of these events or other events that we do not currently anticipate, our expectations as to future results and our estimate of the implied value of one or more of our reporting units also may change.

Our significant assumptions, including revenue growth, gross margins, operating and interest expense and other factors, have been reasonably accurate in recent years, but are likely to change in light of the dynamic competitive environment in which we operate. However, given the excess of estimated fair value over carrying value of $120.6 million for the Construction Services segment and $35.0 million for the Repair and Maintenance Services segment at May 31, 2007 and the absence of any indicators of impairment at August 31, 2007, we do not currently anticipate recording a goodwill impairment charge for either of our operating units.

Results of Operations

Overview

The Company has two reportable segments, Construction Services and Repair and Maintenance Services. The majority of the work for both segments is performed in the United States with less than 2.0% of revenues generated in Canada during the current fiscal year. However, the Company does continue to seek opportunities for growth in both the domestic and international markets.

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

Three Months Ended August 31, 2007 Compared to Three Months Ended August 31, 2006

Consolidated

Consolidated revenues were $161.3 million in fiscal 2008, an increase of $34.4 million, or 27.1%, from consolidated revenues of $126.9 million for fiscal 2007. This improvement in consolidated revenues resulted from an increase of $22.0 million in Construction Services revenues combined with growth of $12.4 million in Repair and Maintenance Services revenues.

Despite this 27.1% growth in consolidated revenues, Matrix Service’s backlog has increased during the quarter by $39.2 million and stood at $499.2 million at August 31, 2007. See “Backlog” section for a description of a change in our methodology for computing backlog.

Consolidated gross profit increased from $13.3 million in fiscal 2007 to $18.9 million in fiscal 2008. This improvement of $5.6 million, or 42.1%, was due to the 27.1% growth in revenues combined with greater margins primarily from the Repair and Maintenance Services segment. Consolidated gross margins increased from 10.5% in fiscal 2007 to 11.7% in fiscal 2008 due to an improvement in the Repair and Maintenance Services segment, which grew to 16.4% in the current fiscal year versus 9.7% in the prior fiscal year. Partially offsetting this improvement in gross margins was a decline in the Construction Services segment, which fell from 11.0% in fiscal 2007 to 8.8% in fiscal 2008.

Consolidated SG&A expenses were $8.0 million in fiscal 2008 compared to $7.7 million for fiscal 2007. The increase of $0.3 million was primarily due to additional employee related expense. SG&A expense as a percentage of revenue fell to 5.0% in fiscal 2008 compared to 6.1% in the prior fiscal year as the 27.1% growth in revenues more than offset the increase in SG&A expenses.

Interest expense decreased to $0.3 million in fiscal 2008 compared to $0.7 million in fiscal 2007. This decline of $0.4 million was primarily due to reduced debt outstanding. Current year interest expense was primarily related to the amortization of deal fees on the senior credit facility and interest on short-term borrowings under the revolving facility.

Income before income tax expense increased to $10.6 million in fiscal 2008 from $5.0 million in fiscal 2007. This $5.6 million improvement was due to higher gross profit combined with decreased interest expense. Partially offsetting this improvement was higher SG&A expense in fiscal 2008.

The effective tax rates for both fiscal 2008 and fiscal 2007 were 40.0%.

Net income for fiscal 2008 rose to $6.3 million, or $0.23 per fully diluted share, versus net income in fiscal 2007 of $3.0 million, or $0.12 per fully diluted share.

Construction Services

Revenues for the Construction Services segment rose from $76.8 million in fiscal 2007 to $98.8 million in fiscal 2008, which represents an increase of $22.0 million, or 28.6%. This improvement was primarily due to higher construction work in the Downstream Petroleum market, which increased $18.9 million. Also contributing to the growth was Specialty revenues rising $4.1 million and Aboveground Storage Tank revenues increasing $1.3 million. Partially offsetting these improvements was a decline of $2.3 million in Electrical and Instrumentation revenues.

Despite this 28.6% growth in Construction Services revenues, backlog for Construction Services has increased during the quarter by $35.0 million and stood at $384.3 million at August 31, 2007. This improvement was primarily due to awards for the construction of Aboveground Storage Tank capacity at new terminals and terminal expansions. See “Backlog” section for a description of a change in our methodology for computing backlog.

Gross profit increased from $8.4 million in fiscal 2007 to $8.7 million in fiscal 2008, an improvement of 3.6%. Construction Services gross margins dropped from 11.0% in fiscal 2007 to 8.8% in fiscal 2008. The results in gross margins for the Construction Services segment were below expectations given historical margins and the volume of revenue improvement. The gross margins for fiscal 2008 were negatively affected by an additional pre-tax charge of $1.5 million primarily for estimated weather-impacted delays and related schedule recovery costs on a liquefied natural gas (“LNG”) construction project in the Gulf Coast Region and due to certain project start dates being delayed from the first quarter to the second quarter of fiscal 2008.

Operating income and income before income tax expense were $3.9 million and $3.7 million, respectively, in fiscal 2008 versus $4.3 million and $3.7 million in fiscal 2007.

Repair and Maintenance Services

Revenues from the Repair and Maintenance Services segment increased $12.4 million, or 24.8%, from $50.1 million in fiscal 2007 to $62.5 million in fiscal 2008. This improvement resulted from an increase of $15.3 million from the Aboveground Storage Tank revenues, which was driven by added resources used to capitalize on stronger demand from our core clients. Only partially offsetting this growth was a decline of $2.2 million in Downstream Petroleum revenues and $0.7 million in Electrical and Instrumentation revenues.

Despite this 24.8% growth in Repair and Maintenance Services revenues, backlog for Repair and Maintenance Services has increased during the quarter by $4.2 million and stood at $114.9 million at August 31, 2007. This growth was driven by leveraging our AST construction customers, which resulted in new and additional AST repair and maintenance projects. See “Backlog” section for a description of a change in our methodology for computing backlog.

Gross margins improved to 16.4% in fiscal 2008 as compared to gross margins of 9.7% in fiscal 2007. This improvement stemmed from a combination of a strong market, effective project execution, more efficient absorption of fixed costs due to the larger revenue base and the presence of high levels of customer call-out projects. We do not anticipate this mix of work to continue throughout the year, and would expect margins to be in line with our previous guidance of 11% to 14%. In addition, the prior fiscal year gross margins were adversely impacted by the presence of lower margin downstream petroleum projects. Gross profit saw an improvement from $4.9 million in fiscal 2007 to $10.2 million in fiscal 2008 due to the 24.8% increase in revenues combined with improved margins.

Operating income and income before income tax expense climbed to $7.0 million and $6.9 million, respectively, in fiscal 2008 compared to $1.3 million produced in fiscal 2007 for both operating income and income before tax expense. This improvement was primarily due to higher revenues and improved margins.

Backlog

We define backlog as the total dollar amount of revenues that we expect to recognize as a result of performing work that has been awarded to us through a signed contract that we consider firm. We have historically included estimated revenues on our fixed price contracts and certain cost plus contracts in backlog; however, we had included only a small portion of our time and material contract expected revenues because we had taken a conservative approach regarding what constituted a firm contract.

In the first quarter of fiscal 2008, we performed an assessment of our backlog recognition policy, specifically, to review and assess our interpretation of what constituted a firm contract. In performing our analysis, we considered the predictability and certainty of future revenues both in timing and amount. Based on our analysis and consistent with predominant industry practice, we believe that certain time and material and maintenance contracts that were previously excluded from backlog met the definition of a firm contract, and therefore, will be included in our reported backlog amounts. We have modified our definition of contracts includable in backlog and will now include expected revenue from the following contract types:

•	fixed-price arrangements;

•	minimum customer commitments on cost plus arrangements; and

•	certain time and material contracts in which the estimated contract value is firm or can be estimated with a reasonable amount of certainty in both timing and amounts.

The following provides a rollforward of our backlog from May 31, 2007 to August 31, 2007:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Backlog as of May 31, 2007	$313,837	$42,566	$356,403
Impact of change in method	35,417	68,210	103,627
New backlog awarded	133,809	66,731	200,540
Revenue recognized on contracts in backlog	(98,779)	(62,548)	(161,327)

Backlog as of August 31, 2007	$384,284	$114,959	$499,243

Non-GAAP Financial Measure

EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings before net interest expense, income taxes, depreciation and amortization. We have presented EBITDA because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our consolidated statements of operations entitled “net income” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

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

EBITDA for the three-month period ended August 31, 2007 was $12.6 million, compared to EBITDA of $7.2 million for the three-month period ended August 31, 2006. A reconciliation of EBITDA to net income follows:

	Three Months Ended
	August 31, 2007	August 31, 2006
	(In thousands)
Net income	$6,336	$3,008
Interest expense, net	288	717
Provision for income taxes	4,224	2,002
Depreciation and amortization	1,774	1,458

EBITDA	$12,622	$7,185

The $5.4 million increase in EBITDA for the three months ended August 31, 2007 as compared to the same three-month period for the prior year was primarily due to improved operating results in our Repair and Maintenance Services segment.

Financial Condition & Liquidity

Overview

We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity in the first quarter of fiscal 2008 were cash flows from operations and borrowings under our senior revolving credit facility. Cash on hand at August 31, 2007 totaled $7.4 million and availability under the senior revolving credit facility totaled $66.6 million resulting in total liquidity of $74.0 million. Availability under our senior credit facility is as follows:

	August 31, 2007	May 31, 2007
	(In thousands)
Senior credit facility—revolver	$75,000	$75,000
Amounts borrowed	—	—
Letters of credit	8,395	8,575

Availability under senior credit facility	$66,605	$66,425

Factors that routinely impact our short-term liquidity include, but are not limited to:

•	Changes in working capital

•	Contract terms that determine the timing of billings to customers and the collection of those billings

•	Some cost plus and fixed price customer contracts are billed based on milestones which may require us to incur significant expenditures prior to collections from our customers.

•	Time and material contracts are normally billed in arrears. Therefore, we are routinely required to carry these costs until they can be billed and collected.

•	Some of our large construction projects require retentions.

•	Significant capital expenditures

We are currently in the process of increasing our revolving credit facility to $100.0 million. We are also negotiating to further expand the facility to $125.0 million at our option and with the consent of the Administrative Agent. We may also elect to raise additional capital by issuing common stock, convertible notes or term debt as necessary to fund our operations and capital spending or to acquire complimentary assets or businesses. In fiscal 2008, we expect cash flows from operations to be a significant source of liquidity, which we expect will fund additional investments in capital assets. However, we will continue to evaluate our working capital requirements and other factors to maintain sufficient liquidity.

Cash Flows from Operating Activities

Operations generated $1.2 million in cash in the first quarter of fiscal 2008. The cash generated from operations was due primarily to profitable operating results partially offset by an unfavorable increase in working capital.

Cash Flows from Investing Activities

Investing activities used $2.8 million in cash in the first quarter of fiscal 2008. This was due to capital expenditures of $2.9 million partially offset by proceeds from asset sales of $0.1 million. Capital expenditures included $1.8 million for the purchase of construction equipment, $0.4 million for transportation equipment, $0.4 million for furniture and fixtures, and $0.3 million for land and buildings. We also routinely acquire assets utilizing capital leases. Assets acquired through capital leases totaled $0.1 million in the first quarter of fiscal 2008 and are reported as non-cash additions to Property, Plant and Equipment.

Our Board of Directors approved a capital spending budget of $31.1 million for fiscal 2008. Capital to replace, repair or maintain equipment represents $13.4 million, or 43% of the total capital budget. We also expect to invest $12.6 million, or 41% of the total budget in new assets to increase fabrication capacity and to equip additional construction and maintenance crews in targeted growth markets. The remaining $5.1 million or 16% of the total budget is to purchase, expand or improve facilities to address the Company’s need for additional office and shop space.

Cash Flows from Financing Activities

Financing activities used $0.3 million in cash in the first quarter of fiscal 2008 primarily on capital lease payments.

Senior Revolving Credit Facility

The senior revolving credit facility is primarily used to fund short-term changes in working capital and issuance of letters of credit. The total capacity of the facility at August 31, 2007 was $75.0 million with $8.4 million outstanding for letters of credit that have been issued to support certain workers’ compensation insurance programs and to secure the final payment under the acquisition note payable. We are currently seeking an increase to $100.0 million with the option of further increasing the facility to $125.0 million with the consent of the Administrative Agent. We believe the expanded senior credit facility will provide adequate liquidity and financial flexibility to support our expected growth in fiscal 2008 and complete our stock buyback program discussed below.

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

Stock Repurchase Program

In October 2000, the Board of Directors authorized a stock buyback program, which permitted the purchase of up to 20% (i.e., 3,447,506 shares) of our common stock outstanding at that time. To date, Matrix Service has purchased 2,116,800 shares under the program and has authorization to purchase an additional 1,330,706 shares. Although the Company did not repurchase any common shares during the first quarter of fiscal 2008, Matrix Service announced that it intends to repurchase shares in future periods if accretive to earnings per share. The Company currently has 1,287,466 treasury shares as of August 31, 2007 and intends to utilize these treasury shares solely for the satisfaction of stock issuances under the Company’s stock plans.

Outlook

Our focus on improving the efficiency and operating performance of our existing business and capturing opportunities to grow organically given the strong fundamentals surrounding our core business have been achieved through the successful recruitment and retention of skilled labor and good project execution despite a competitive labor environment. While performance during the quarter remained strong, particularly in the Repair and Maintenance Services segment, the continued challenges on our Gulf Coast LNG project reduced our overall consolidated gross margins. However, we continue to see exceptional market dynamics in both of our business segments and are therefore reiterating our annual guidance for fiscal 2008 of consolidated revenues between $700 million and $750 million, consolidated gross margins between 11.5% and 12.5% and SG&A as a percentage of revenue between 5.0% and 5.5%.

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

These forward-looking statements may include, among others, such things as:

•	amounts and nature of future revenues from our Construction Services segment and Repair and Maintenance Services segment;

•	our ability to generate sufficient cash from operations, borrow under our Credit Agreement or raise cash in order to meet our short and long-term capital requirements;

•	our ability to continue to comply with the financial covenants in our Credit Agreement;

•	the adequacy of our reserves for contingencies, disputed contracts and insurance losses;

•	the likely impact of new or existing regulations on the demand for our services; and

•	expansion and other development trends of the industries we serve.

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

There have been no material changes in market risk faced by us from those reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007, filed with the Securities and Exchange Commission. For more information on market risk, see Part II, Item 7A in our 2007 Annual Report on Form 10-K.

ITEM 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2007. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended August 31, 2007.

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings

For information regarding legal proceedings, see Note 8 in Item 1 of Part 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Part II, Item 1.

ITEM 1A.	Risk Factors

There were no material changes in our Risk Factors from those reported in Item IA. of Part I of our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

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

The Company intends to utilize these purchased treasury shares solely for the satisfaction of stock issuance under the 1990, 1991 and 2004 stock plans and the 1995 Nonemployee Directors’ Stock Option Plan:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Shares That May Yet Be Purchased Under the Plans or Programs
June 1 - 30, 2007	—	$—	2,116,800	1,330,706
July 1 - 31, 2007	—	$—	2,116,800	1,330,706
August 1 - 31, 2007	—	$—	2,116,800	1,330,706

Total	—	$—	2,116,800	1,330,706

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

ITEM 3.	Defaults Upon Senior Securities

Not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable

ITEM 5.	Other Information

Not applicable

ITEM 6.	Exhibits:

Exhibit 10.1	First Amendment to Second Amended and Restated Credit Agreement (previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on July 11, 2007, and incorporated by reference herein).

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date: October 4, 2007	By:	/s/ George L. Austin
George L. Austin Vice President-Finance and Chief Financial Officer signing on behalf of the registrant and as the registrant’s chief accounting officer.

EXHIBIT INDEX

Exhibit 10.1	First Amendment to Second Amended and Restated Credit Agreement (previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on July 11, 2007, and incorporated by reference herein).

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.