Form 10-Q
period 2007-11-30
MATRIX SERVICE CO
filed 2008-01-11
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2007

or

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

As of January 8, 2008 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,669,699 shares outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Matrix Service Company

Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006
	(unaudited)		(unaudited)
Revenues	$194,734	$166,366	$356,061	$293,225
Cost of revenues	183,488	144,464	325,911	258,016

Gross profit	11,246	21,902	30,150	35,209
Selling, general and administrative expenses	11,841	8,749	19,887	16,433

Operating income (loss)	(595)	13,153	10,263	18,776
Other income (expense):
Interest expense	(273)	(759)	(577)	(1,505)
Interest income	15	29	31	58
Other	47	198	37	302

Income (loss) before income taxes	(806)	12,621	9,754	17,631
Provision (benefit) for federal, state and foreign income taxes	(1,016)	4,547	3,208	6,549

Net income	$210	$8,074	$6,546	$11,082

Basic earnings per common share	$0.01	$0.35	$0.25	$0.50
Diluted earnings per common share	$0.01	$0.31	$0.24	$0.43
Weighted average common shares outstanding:
Basic	26,625	23,004	26,609	22,252
Diluted	27,131	26,589	27,109	26,572

See accompanying notes.

Matrix Service Company

Consolidated Balance Sheets

(In thousands)

	November 30, 2007	May 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,229	$9,147
Accounts receivable, less allowances (November 30, 2007-$192 and May 31, 2007-$260)	134,802	98,497
Costs and estimated earnings in excess of billings on uncompleted contracts	43,158	45,634
Inventories	4,866	4,891
Income tax receivable	3,104	—
Deferred income taxes	5,819	3,283
Prepaid expenses	2,149	2,910
Other current assets	1,759	929

Total current assets	201,886	165,291
Property, plant and equipment at cost:
Land and buildings	23,719	23,405
Construction equipment	43,583	39,958
Transportation equipment	15,203	14,380
Furniture and fixtures	11,102	10,116
Construction in progress	5,472	1,788

	99,079	89,647
Accumulated depreciation	(46,894)	(43,654)

	52,185	45,993
Goodwill	23,530	23,357
Other assets	660	8,268

Total assets	$278,261	$242,909

See accompanying notes.

Matrix Service Company

Consolidated Balance Sheets

(In thousands, except share data)

	November 30, 2007	May 31, 2007
	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$63,414	$52,144
Billings on uncompleted contracts in excess of costs and estimated earnings	51,994	34,243
Accrued insurance	6,396	6,422
Accrued wages and benefits	9,980	15,442
Income tax payable	—	956
Current capital lease obligation	854	753
Current portion of acquisition payable	2,781	2,712
Other accrued expenses	1,553	1,313

Total current liabilities	136,972	113,985
Long-term capital lease obligation	521	836
Long-term debt	3,250	—
Deferred income taxes	3,573	2,512
Stockholders’ equity:
Common stock - $.01 par value; 60,000,000 shares authorized 27,888,217 shares issued as of November 30, 2007 and May 31, 2007	279	279
Additional paid-in capital	106,157	104,408
Retained earnings	29,953	23,422
Accumulated other comprehensive income	1,439	967

	137,828	129,076
Less: Treasury stock, at cost – 1,218,518 and 1,297,466 shares as of November 30, 2007 and May 31, 2007	(3,883)	(3,500)

Total stockholders’ equity	133,945	125,576

Total liabilities and stockholders’ equity	$278,261	$242,909

See accompanying notes.

Matrix Service Company

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	November 30, 2007	November 30, 2006
	(unaudited)
Operating activities:
Net income	$6,546	$11,082
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	3,813	3,031
Deferred income tax	(1,475)	2,143
Gain on sale of property, plant and equipment	(9)	(119)
Allowance for uncollectible accounts	1,084	65
Stock-based compensation expense	1,384	473
Accretion on acquisition payable	69	112
Amortization of debt issuance costs	104	263
Amortization of prepaid interest	—	642
Changes in operating assets and liabilities increasing (decreasing) cash Receivables	(29,876)	(5,572)
Costs and estimated earnings in excess of billings on uncompleted contracts	2,476	(2,643)
Inventories	25	(815)
Prepaid expenses and other assets	(208)	(3,094)
Accounts payable	9,801	(11,455)
Billings on uncompleted contracts in excess of costs and estimated earnings	17,751	8,736
Accrued expenses	(5,248)	(381)
Income tax receivable/payable	(4,060)	434

Net cash provided by operating activities	2,177	2,902
Investing activities:
Acquisition of property, plant and equipment	(8,327)	(6,777)
Proceeds from asset sales	192	142

Net cash used by investing activities	$(8,135)	$(6,635)

Matrix Service Company

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Six Months Ended
	November 30, 2007	November 30, 2006
	(unaudited)
Financing activities:
Advances under bank credit facility	$107,820	$85,635
Repayments of bank credit facility	(104,570)	(85,635)
Payment of credit facility refinancing fees	—	(25)
Capital lease payments	(416)	(254)
Issuances of common stock	239	437
Tax benefit of exercised stock options	428	235
Purchase of treasury shares	(700)	—

Net cash provided by financing activities	2,801	393
Effect of exchange rate changes on cash	239	(153)

Net decrease in cash and cash equivalents	(2,918)	(3,493)
Cash and cash equivalents, beginning of period	9,147	8,585

Cash and cash equivalents, end of period	$6,229	$5,092

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$8,304	$3,732

Interest	$311	$608

Non-cash investing and financing activities:
Equipment acquired through capital leases	$202	$197

Purchases of property, plant and equipment on account	$1,611	$443

Conversion of convertible notes	$—	$10,000

See accompanying notes.

Matrix Service Company

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Translation Adjustments	Total
Balances, May 31, 2007	$279	$104,408	$23,422	$(3,500)	$967	$125,576
Net Income	—	—	6,546	—	—	6,546
Other comprehensive income	—	—	—	—	472	472

Comprehensive income						7,018
Exercise of stock options (42,550 shares)	—	112	(15)	142	—	239
Tax effect of exercised stock options	—	428	—	—	—	428
Stock based compensation expense	—	1,384	—	—	—	1,384
Issuance of deferred shares (59,590 shares)	—	(175)	—	175	—	—
Purchase of treasury shares (23,192 shares)	—	—	—	(700)	—	(700)

Balances, November 30, 2007	$279	$106,157	$29,953	$(3,883)	$1,439	$133,945

Balances, May 31, 2006	$226	$75,855	$4,316	$(4,812)	$814	$76,399
Net income	—	—	11,082	—	—	11,082
Other comprehensive loss	—	—	—	—	(275)	(275)

Comprehensive income						10,807
Conversion of notes (2,091,539 shares)	21	9,099	—	—	—	9,120
Exercise of stock options (81,500 shares)	—	221	(24)	240	—	437
Tax effect of exercised stock options	—	235	—	—	—	235
Stock based compensation expense	—	473	—	—	—	473

Balances, November 30, 2006	$247	$85,883	$15,374	$(4,572)	$539	$97,471

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

Note 2 – Recent Accounting Standards

FASB Interpretation No. 48 – Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109

Effective June 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”, as amended (“FIN No. 48”). Upon adoption of FIN No. 48 on June 1, 2007 and as of November 30, 2007, the Company had no material uncertain tax positions and no adjustments to the Company’s opening financial position were required.

The Company files federal and various state income tax returns and tax returns in certain foreign jurisdictions. In the Company’s significant tax jurisdictions, the tax years 2004 through 2007 are subject to examination by federal taxing authorities and the tax years 2003 through 2007 are subject to examination by state and foreign taxing authorities.

The Company accrues interest and penalties on underpayment of income taxes related to uncertain tax positions as a component of income tax expense in the consolidated statement of income. No amounts were recognized for interest and penalties upon adoption of FIN No. 48 or during the three or six-months ended November 30, 2007.

SFAS No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). This Statement establishes a framework for fair value measurements in the financial statements by providing a definition of fair value, provides guidance on the methods used to estimate fair value and requires expanded disclosure about fair value measurements. SFAS No. 157 is effective for the Company’s fiscal year beginning on June 1, 2008 and is generally applied prospectively. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial statements.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

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

Note 3 - Assets Held for Sale

The Company holds excess land located in Orange, California, for which a sale is pending. The carrying value of the excess land at November 30, 2007 was $0.8 million, which approximates the expected net proceeds from the pending sale. The land is recorded in the Other Current Assets line in the Consolidated Balance Sheets and is reflected in the Company’s “Other” segment in Note 11.

Note 4 - Uncompleted Contracts

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

	November 30, 2007	May 31, 2007
	(In thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$830,589	$697,045
Billings on uncompleted contracts	839,425	685,654

	$(8,836)	$11,391

Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$43,158	$45,634
Billings on uncompleted contracts in excess of costs and estimated earnings	51,994	34,243

	$(8,836)	$11,391

Progress billings in accounts receivable at November 30, 2007 and May 31, 2007 included retentions to be collected within one year of $20.4 million and $8.6 million, respectively. Contract retentions collectible beyond one year are included in other assets on the consolidated balance sheets and totaled $7.5 million at May 31, 2007. There were no contract retentions collectible beyond one year as of November 30, 2007. Billings on uncompleted contracts in excess of costs and estimated earnings at November 30, 2007 and May 31, 2007 included estimated accrued losses of $5.2 million and $3.8 million, respectively, on a construction project that was partially complete at those dates.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Gulf Coast LNG Project

We recorded a $16.0 million charge on the Gulf Coast LNG project in the second quarter of fiscal 2008. This charge reflects management’s best estimate of the total revenues to be realized, including incentives, and total costs at completion. The current forecast includes actual cost and productivity data as of December 31, 2007 when the project was 84% complete and detailed cost projections for all remaining activity. The current forecast also reflects the manpower and costs necessary to achieve our contractual delivery dates for each of the three tanks being constructed by Matrix Service.

Based on all available information, we believe we will achieve the delivery dates for all three tanks, and the forecasted revenues include receipt of incentive payments tied to meeting those dates. The contract also provides for liquidated damages as penalty for missing the delivery dates, none of which have been included in the current forecast as we believe we will meet the delivery dates. However, the schedule is not without some risk and it is possible an event or series of events could prevent us from meeting the delivery dates, resulting in additional loss on the project. While there are a number of issues that could impact the schedule, the most significant items include excessive weather delays, significant loss of craft labor, or delay by subcontractors.

If we fail to achieve the contractual delivery dates, we would begin to lose incentives and would begin to incur liquidated damages on a daily basis subject to contractual limitations. The current revenue forecast includes $7.8 million in incentive payments, tied to various delivery dates from February through April, 2008. Liquidated damages under the contract are $25,000 per tank per day up to an aggregate total of $6.5 million. In addition to lost incentives and payment of liquidated damages, a delay in the schedule could also result in additional labor and equipment costs, which we are unable to estimate but which could be material.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Note 5 – Debt

Availability under the senior credit facility is as follows:

	November 30, 2007	May 31, 2007
	(In thousands)
Senior credit facility - revolver	$75,000	$75,000
Amounts borrowed	3,250	—
Letters of credit	8,395	8,575

Availability under senior credit facility	$63,355	$66,425

Effective November 30, 2006, the Company entered into the Second Amended and Restated Credit Agreement (“Credit Agreement”), which provides for a five-year, $75.0 million senior revolving credit facility (“Credit Facility”). On July 6, 2007 the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement (“Amendment”) which changed certain terms and extended the Revolving Credit Termination Date from November 30, 2011 to November 30, 2012. The Company is currently seeking an increase in the total capacity to $100.0 million, and is negotiating an option to further expand the revolving credit facility to $125.0 million upon the Company’s request and with the consent of the Administrative Agent.

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

At the Company’s option, amounts borrowed under the Credit Facility bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The Alternate Base Rate is the greater of the Prime Rate or the Fed Funds Effective Rate, plus 0.50%. The Amendment reduced additional margin ranges from between 0.00% and 0.75% to between 0.00% and 0.25% on the Alternate Base Rate loans and from between 1.50% and 2.25% to between 1.00% and 1.75% on LIBOR-based loans. The Company pays an Unused Revolving Credit Facility Fee of 0.175% to 0.375%. Since the closing date, the Company has been at the lowest rate tier on borrowings and for other fees.

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

Note 6 – Acquisition Payable

As part of an acquisition in fiscal 2003, the Company entered into an acquisition payable for a portion of the purchase price. The acquisition payable is recorded at $2.8 million at November 30, 2007 and is accreted for the change in its present value each period utilizing a 5.1% effective interest rate. Payments related to the acquisition payable are due annually and the final payment of $2.8 million is due on March 7, 2008.

Pursuant to the purchase agreement, the former shareholders of the acquired entity agreed, jointly and severally, to indemnify Matrix Service for damages it suffers due to breaches of representations and warranties made by the shareholders with respect to, among other things, its employee benefit plans, the ownership, use and condition of its assets and the performance by the acquired company of its contractual obligations and its obligations under applicable laws, including employment and environmental laws. As to these matters, Matrix Service may recover its damages only if its claims for damages are made by March 7, 2008, the amount of damages claimed as to any single event exceeds a de minimus amount of $10,000, and only after the aggregate amount of all such claims excluding de minimus claims exceeds $250,000. In order to better assure the payment to Matrix Service of any claims by it for indemnity, $10.0 million of the purchase price was withheld in the form of a deferred purchase price payable to the former shareholders or their designee. Upon final determination that a claim for indemnity is proper, the amount of the claim can be deducted by Matrix Service from the deferred payments of the purchase price. Since the purchase date on March 7, 2003, claims have not exceeded $250,000, and thus no adjustment to the deferred purchase price has been made related to these provisions as of November 30, 2007.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

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

During the second quarter, the Company completed its assessment of current and future state taxable income and determined that sufficient taxable income was available to recognize a tax benefit of $0.7 million for prior and current state investment tax credits.

Note 8 – Commitments and Contingencies

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

Matrix Service maintains a performance and payment bonding line, which was $90.0 million through November 30, 2007. This bonding line was subsequently increased to $140.0 million on December 21, 2007.

Unapproved Change Orders and Claims

As of November 30, 2007 and May 31, 2007, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of $4.6 million and $5.1 million, respectively, and claims of $2.4 million and $1.5 million, respectively. Amounts disclosed for unapproved change orders and claims exclude amounts associated with the contract dispute disclosed elsewhere in this Note. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers generally will not pay these amounts to Matrix Service until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Contract Dispute

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

The Oregon Court of Appeals subsequently ruled that the dispute should be settled in arbitration. That ruling has been upheld by the Oregon Supreme Court, and the Company had planned on proceeding with arbitration. However, on November 18, 2007 the owner filed for Chapter 11 bankruptcy protection. The Company’s arbitration has been stayed and will not move forward until an order is received from the bankruptcy court to proceed. Based on these recent events, the Company now believes that collection is unlikely and charged off the recorded value of $1.0 million in the second quarter of fiscal 2008. The Company will continue to evaluate any additional collection alternatives.

Capital Commitments

At November 30, 2007, expected remaining spending on capital projects that have been approved but are not yet completed total $6.8 million.

New Operating Lease

On November 16, 2007, the Company entered into an operating lease on a facility that will be used primarily as the corporate headquarters. The lease term is for 89 months and will begin upon occupancy of the facility, which the Company expects to be in the fourth quarter of fiscal 2008. Total minimum lease payments under this arrangement are $4.6 million and will begin 5 months after occupancy.

Other

The Company and its subsidiaries are named as defendants in various other legal actions and are vigorously defending each of them. It is the opinion of management that none of the known legal actions will have a material adverse impact on the Company’s financial position, results of operations or liquidity.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Note 9 – Other Comprehensive Income

Other comprehensive income and accumulated other comprehensive income consisted of foreign currency translation adjustments.

	Three Months Ended		Six Months Ended
	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006
	(In thousands)		(In thousands)
Net income	$210	$8,074	$6,546	$11,082
Other comprehensive income (loss)	364	(250)	472	(275)

Comprehensive income	$574	$7,824	$7,018	$10,807

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

There were 238,104 and 368,081 antidilutive options for the three and six-month periods ending November 30, 2006. These options were not included in the calculation of diluted earnings per share. There were no antidilutive options for the three or six-month periods ending November 30, 2007.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The computation of basic and diluted EPS is as follows:

	Three Months Ended		Six Months Ended
	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006
	(In thousands, except per share data)
Basic EPS:
Net income	$210	$8,074	$6,546	$11,082

Weighted average shares outstanding	26,625	23,004	26,609	22,252

Basic EPS	$0.01	$0.35	$0.25	$0.50

Diluted EPS:
Net income	$210	$8,074	$6,546	$11,082
Convertible notes interest expense (net of tax)	—	180	—	442

Adjusted net income	$210	$8,254	$6,546	$11,524

Weighted average shares outstanding - basic	26,625	23,004	26,609	22,252
Dilutive stock options	398	387	395	376
Dilutive nonvested deferred shares	108	—	105	—
Dilutive convertible note shares	—	3,198	—	3,944

Dilutive weighted average shares	27,131	26,589	27,109	26,572

Diluted EPS	$0.01	$0.31	$0.24	$0.43

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Note 11 – Segments

The Company has two reportable segments, the Construction Services segment and the Repair and Maintenance Services segment.

The primary turnkey and specialty construction services of our Construction Services segment are aboveground storage tanks for the bulk storage/terminal industry, capital construction for the downstream petroleum industry, specialty construction, and electrical/instrumentation services for various industries. These services including civil/structural, mechanical, piping, electrical/instrumentation, millwrighting, and fabrication are provided for projects of varying complexities, schedule durations, and budgets. Our project experience includes renovations, retrofits, modifications and expansions to existing facilities as well as grassroots construction of new facilities.

The primary services of our Repair and Maintenance Services segment are aboveground storage tank repair and maintenance, turnarounds and maintenance for the downstream petroleum industry, specialty repair and maintenance services and electrical/instrumentation repair and maintenance. These services include a wide range of routine, preventative and emergency repair and maintenance services, outage and turnaround services, including plant maintenance, electrical and instrumentation maintenance, tank inspection, repair and maintenance, industrial cleaning and ASME code repairs.

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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Results of Operations

	Construction Services	Repair & Maintenance Services	Other	Combined Total
	(In thousands)
Three Months Ended November 30, 2007
Gross revenues	$119,443	$79,420	$—	$198,863
Less: Inter-segment revenues	3,170	959	—	4,129

Consolidated revenues	116,273	78,461	—	194,734
Gross profit (loss)	(1,839)	13,085	—	11,246
Operating income (loss)	(9,269)	8,508	166	(595)
Income (loss) before income tax expense	(9,432)	8,460	166	(806)
Net income (loss)	(5,240)	5,350	100	210
Segment assets	163,597	93,030	21,634	278,261
Capital expenditures	2,400	1,870	1,169	5,439
Depreciation and amortization expense	1,178	861	—	2,039
Three Months Ended November 30, 2006
Gross revenues	$85,871	$83,383	$—	$169,254
Less: Inter-segment revenues	2,568	320	—	2,888

Consolidated revenues	83,303	83,063	—	166,366
Gross profit	9,372	12,530	—	21,902
Operating income (loss)	4,609	8,590	(46)	13,153
Income (loss) before income tax expense	4,487	8,180	(46)	12,621
Net income (loss)	2,945	5,157	(28)	8,074
Segment assets	93,561	82,739	20,014	196,314
Capital expenditures	1,921	1,173	378	3,472
Depreciation and amortization expense	896	677	—	1,573
Six Months Ended November 30, 2007
Gross revenues	$222,460	$143,405	$—	$365,865
Less: Inter-segment revenues	7,408	2,396	—	9,804

Consolidated revenues	215,052	141,009	—	356,061
Gross profit	6,834	23,316	—	30,150
Operating income (loss)	(5,345)	15,527	81	10,263
Income (loss) before income tax expense	(5,719)	15,392	81	9,754
Net income (loss)	(3,013)	9,510	49	6,546
Segment assets	163,597	93,030	21,634	278,261
Capital expenditures	3,906	2,542	1,879	8,327
Depreciation and amortization expense	2,231	1,582	—	3,813
Six Months Ended November 30, 2006
Gross revenues	$164,862	$133,811	$—	$298,673
Less: Inter-segment revenues	4,750	698	—	5,448

Consolidated revenues	160,112	133,113	—	293,225
Gross Profit	17,819	17,390	—	35,209
Operating income (loss)	8,900	9,922	(46)	18,776
Income (loss) before income tax expense	8,198	9,479	(46)	17,631
Net income (loss)	5,172	5,938	(28)	11,082
Segment assets	93,561	82,739	20,014	196,314
Capital expenditures	4,193	1,935	649	6,777
Depreciation and amortization expense	1,695	1,336	—	3,031

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Segment Revenue from External Customers by Industry Type
	Construction Services	Repair & Maintenance Services	Total
	(In thousands)
Three Months Ended November 30, 2007
Aboveground Storage Tanks	$58,326	$44,504	$102,830
Downstream Petroleum	39,499	29,810	69,309
Electrical and Instrumentation	5,239	4,147	9,386
Specialty	13,209	—	13,209

Total	$116,273	$78,461	$194,734

Three Months Ended November 30, 2006
Aboveground Storage Tanks	$38,147	$33,685	$71,832
Downstream Petroleum	25,411	42,761	68,172
Electrical and Instrumentation	7,315	6,617	13,932
Specialty	12,430	—	12,430

Total	$83,303	$83,063	$166,366

Six Months Ended November 30, 2007
Aboveground Storage Tanks	$97,801	$86,033	$183,834
Downstream Petroleum	73,050	47,347	120,397
Electrical and Instrumentation	7,410	7,629	15,039
Specialty	36,791	—	36,791

Total	$215,052	$141,009	$356,061

Six Months Ended November 30, 2006
Aboveground Storage Tanks	$76,351	$59,893	$136,244
Downstream Petroleum	40,087	62,481	102,568
Electrical and Instrumentation	11,774	10,739	22,513
Specialty	31,900	—	31,900

Total	$160,112	$133,113	$293,225

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of November 30, 2007 and May 31, 2007, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of $4.6 million and $5.1 million, respectively, and claims of $2.4 million and $1.5 million, respectively. Historically, our collections for unapproved change orders and other claims have approximated the amount of revenue recognized.

The following table provides a rollforward of revenue recognized on claims and unapproved change orders. Amounts disclosed for unapproved change orders exclude amounts associated with the contract dispute disclosed in Note 8 to the Consolidated Financial Statements.

	Claims for Unapproved Change Orders	Other Claims	Total
	(In thousands)
Balance at May 31, 2007	$5,129	$1,493	$6,622
Additions	1,176	897	2,073
Collections	(1,636)	—	(1,636)
Loss	(34)	—	(34)

Balance at November 30, 2007	$4,635	$2,390	$7,025

Balance at May 31, 2006	$3,845	$523	$4,368
Additions	401	—	401
Collections	(3,466)	(492)	(3,958)
Loss	(379)	(31)	(410)

Balance at November 30, 2006	$401	$—	$401

Gulf Coast LNG Project

We recorded a $16.0 million charge on the Gulf Coast LNG project in the second quarter of fiscal 2008. This charge reflects management’s best estimate of the total revenues to be realized, including incentives, and total costs at completion. The current forecast includes actual cost and productivity data as of December 31, 2007 when the project was 84% complete and detailed cost projections for all remaining activity. The current forecast also reflects the manpower and costs necessary to achieve our contractual delivery dates for each of the three tanks being constructed by Matrix Service.

Based on all available information, we believe we will achieve the delivery dates for all three tanks, and the forecasted revenues include receipt of incentive payments tied to meeting those dates. The contract also provides for liquidated damages as penalty for missing the delivery dates, none of which have been included in the current forecast as we believe we will meet the delivery dates. However, the schedule is not without some risk and it is possible an event or series of events could prevent us from meeting the delivery dates, resulting in additional loss on the project. While there are a number of issues that could impact the schedule, the most significant items include excessive weather delays, significant loss of craft labor, or delay by subcontractors.

If we fail to achieve the contractual delivery dates, we would begin to lose incentives and would begin to incur liquidated damages on a daily basis subject to contractual limitations. The current revenue forecast includes $7.8 million in incentive payments, tied to various delivery dates from February through April, 2008. Liquidated damages under the contract are $25,000 per tank per day up to an aggregate total of $6.5 million. In addition to lost incentives and payment of liquidated damages, a delay in the schedule could also result in additional labor and equipment costs, which we are unable to estimate but which could be material.

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

Legal costs are expensed as incurred.

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. As of November 30, 2007 and May 31, 2007, insurance reserves totaling $6.4 million are reflected on our balance sheet. These amounts represent our best estimate of our ultimate obligations for asserted claims plus claims incurred but not yet reported at the balance sheet date. We establish specific reserves for claims using a case-by-case evaluation of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. Additionally, the actual results of claim settlements could differ from the amounts estimated.

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

Our significant assumptions, including revenue growth, gross margins, operating and interest expense and other factors, have been reasonably accurate in recent years, but are likely to change in light of the dynamic competitive environment in which we operate. However, given the excess of estimated fair value over carrying value of $120.6 million for the Construction Services segment and $35.0 million for the Repair and Maintenance Services segment at May 31, 2007 and the absence of any indicators of impairment at November 30, 2007, we do not currently anticipate recording a goodwill impairment charge for either of our operating units.

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

The primary turnkey and specialty construction services of our Construction Services segment are aboveground storage tanks for the bulk storage/terminal industry, capital construction for the downstream petroleum industry, specialty construction, and electrical/instrumentation services for various industries. These services, including civil/structural, mechanical, piping, electrical/instrumentation, millwrighting, and fabrication, are provided for projects of varying complexities, schedule durations, and budgets. Our project experience includes renovations, retrofits, modifications and expansions to existing facilities as well as grassroots construction of new facilities.

The primary services of our Repair and Maintenance Services segment are aboveground storage tank repair and maintenance, turnarounds and maintenance for the downstream petroleum industry, specialty repair and maintenance services and electrical/instrumentation repair and maintenance. These services include a wide range of routine, preventative and emergency repair and maintenance services, outage and turnaround services, including plant maintenance, electrical and instrumentation maintenance, tank inspection, repair and maintenance, industrial cleaning and ASME code repairs.

Significant fluctuations in revenues, gross profits and operating results are discussed below on a consolidated basis and for each segment. Revenues fluctuate from quarter to quarter due to many factors, including the changing product mix and project schedules, which are dependent on the level and timing of customer releases of new business.

Three Months Ended November 30, 2007 Compared to Three Months Ended November 30, 2006

Consolidated

Consolidated revenues were $194.7 million in fiscal 2008, an increase of $28.3 million, or 17.0%, from consolidated revenues of $166.4 million for fiscal 2007. The improvement in consolidated revenues resulted from an increase of $32.9 million in Construction Services revenues partially offset by a decline of $4.6 million in Repair and Maintenance Services revenues.

Consolidated gross profit decreased from $21.9 million in fiscal 2007 to $11.2 million in fiscal 2008. The decline of $10.7 million, or 48.9%, occurred despite 17.0% revenue growth due to reduced gross margins in the Construction Services segment. Consolidated gross margins decreased from 13.2% in fiscal 2007 to 5.8% in fiscal 2008 due to the Construction Services segment’s overall gross margin declining from 11.3% in fiscal 2007 to (1.6)% in fiscal 2008. Slightly offsetting this decline was an improvement in gross margins for the Repair and Maintenance Services segment, where the overall gross margin grew to 16.7% in the current fiscal year versus 15.1% in the prior fiscal year.

Consolidated SG&A expenses were $11.8 million in fiscal 2008 compared to $8.7 million for fiscal 2007. This increase of $3.1 million was primarily due to increased employee-related expenses, including higher non-cash SFAS – 123(R) expense of $0.6 million and employee severance costs of $0.4 million, and a bad debt charge of $1.0 million caused by the bankruptcy of a customer that is involved in a contract dispute with the Company. SG&A expense as a percentage of revenue increased to 6.1% in fiscal 2008 compared to 5.2% in the prior fiscal year.

Interest expense decreased to $0.3 million in fiscal 2008 compared to $0.8 million in fiscal 2007. The decline of $0.5 million was primarily due to reduced amortization of prepaid interest on the convertible notes and lower amortization of debt issuance costs. Current year interest expense was primarily related to the amortization of deal fees on the senior revolving credit facility and interest on borrowings under this facility.

Income before income tax expense decreased to a loss of $0.8 million in fiscal 2008 from income of $12.6 million in fiscal 2007. This $13.4 million decline was due to the low gross margins recognized in the Construction Services segment combined with increased SG&A expenses.

During the second quarter of fiscal 2008 the Company recorded a $0.7 million tax benefit resulting from the continuing assessment of the realizability of state investment tax credits. The reduced effective tax rate of 36.0% for fiscal 2007 was attributable to the utilization of losses on disputed contracts, the tax benefits of which had been reserved as a valuation allowance in previous years.

Net income for fiscal 2008 fell to $0.2 million, or $0.01 per fully diluted share, versus net income in fiscal 2007 of $8.1 million, or $0.31 per fully diluted share.

Construction Services

Construction Services revenues for the second quarter 2008 were $116.3 million compared to $83.3 million in the same period a year earlier. The increase was a result of higher construction work in Aboveground Storage Tanks, where second quarter revenues increased 53.0% to $58.3 million, from $38.1 million in the second quarter of fiscal 2007. The increase was also driven by Downstream Petroleum revenues, which gained 55.5% to $39.5 million, from $25.4 million for the year-earlier period, and by Specialty revenues, which increased 6.5% to $13.2 million, from $12.4 million for the year-earlier period. These improvements were partially offset by a decline of $2.1 million in Electrical and Instrumentation revenues.

Gross profit decreased from $9.4 million in fiscal 2007 to a $1.8 million loss in fiscal 2008. The decline of $11.2 million was a result of an additional $16.0 million pre-tax charge for cost overruns in fiscal 2008 related to a LNG construction project in the Gulf Coast Region. The additional cost overruns are primarily attributable to higher craft turnover and continued productivity and construction-related issues on an increasingly compressed schedule for the remaining portions of the project, similar to those previously disclosed. Construction Services gross margins dropped from 11.3% in fiscal 2007 to (1.6)% in fiscal 2008 as a result of this additional charge. Partially offsetting the LNG charge, were our remaining Construction Services projects which are experiencing higher margins than those recognized in the prior fiscal period.

Operating loss and loss before income tax expense were $9.3 million and $9.4 million, respectively, in fiscal 2008 versus operating income and income before income tax expense of $4.6 million and $4.5 million in fiscal 2007.

Repair and Maintenance Services

Repair and Maintenance Services revenues were $78.5 million in the second quarter of 2008 versus $83.1 million in the same quarter in 2007. The decrease was primarily a result of lower Downstream Petroleum revenues, where second quarter revenues were $29.8 million compared to $42.8 million a year earlier, and by Electrical and Instrumentation revenues, which fell to $4.1 million, from $6.6 million for the year-earlier period. These declines were partially offset by Aboveground Storage Tank revenues which rose 32.0% to $44.5 million from $33.7 million in the year-earlier period.

Gross margins were 16.7% in the quarter versus 15.1% in the second quarter a year ago. Repair and Maintenance Services’ gross margins benefited from continued high levels of callout work, particularly in Aboveground Storage Tank.

Operating income and income before income tax expense were $8.5 million in fiscal 2008 compared to $8.6 million and $8.2 million in fiscal 2007.

Six Months Ended November 30, 2007 Compared to Six Months Ended November 30, 2006

Consolidated

Consolidated revenues were $356.1 million in fiscal 2008, an increase of $62.9 million, or 21.5%, from consolidated revenues of $293.2 million for fiscal 2007. The improvement in consolidated revenues resulted from an increase of $55.0 million in Construction Services revenues combined with growth of $7.9 million in Repair and Maintenance Services revenues.

Consolidated gross profit decreased from $35.2 million in fiscal 2007 to $30.2 million in fiscal 2008. The decline of $5.0 million, or 14.2%, occurred despite the 21.5% growth in revenues due to the Construction Services segment experiencing low gross margins. Consolidated gross margins decreased from 12.0% in fiscal 2007 to 8.5% in fiscal 2008 due to lower margins in the Construction Services segment, which fell to 3.2% in the current fiscal year versus 11.1% in the prior fiscal year. Partially offsetting this decline was an improvement in the Repair and Maintenance Services segment, where the overall gross margin increased from 13.1% in fiscal 2007 to 16.5% in fiscal 2008.

Consolidated SG&A expenses were $19.9 million in fiscal 2008 compared to $16.4 million for fiscal 2007. The increase of $3.5 million was primarily due to employee-related expenses, including higher non-cash SFAS – 123(R) expense of $0.9 million and employee severance costs of $0.4 million, and a bad debt charge of $1.0 million caused by the bankruptcy of a customer that is involved in a contract dispute with the Company. SG&A expense as a percentage of revenue remained consistent at 5.6% in both fiscal periods as the 21.5% growth in revenues offset the increase in SG&A expenses.

Interest expense decreased to $0.6 million in fiscal 2008 compared to $1.5 million in fiscal 2007. This decline of $0.9 million was primarily due to reduced amortization of prepaid interest on the convertible notes and lower amortization of debt issuance costs. Current year interest expense was primarily related to the amortization of deal fees on the senior revolving credit facility and interest on borrowings under this facility.

Income before income tax expense decreased to $9.8 million in fiscal 2008 from $17.6 million in fiscal 2007. The $7.8 million decrease was due to lower gross margins realized in the Construction Services segment combined with increased SG&A expenses partially offset by improved gross profit in the Repair and Maintenance Services segment and a decline in interest expense.

The effective tax rates for fiscal 2008 and fiscal 2007 were 32.9% and 37.1%, respectively. The fiscal 2008 tax rate was reduced due to a $0.7 million tax benefit resulting from the continuing assessment of the realizability of state investment tax credits. The fiscal 2007 reduced rate was impacted by the utilization of losses on disputed contracts, the tax benefits of which had been reserved as a valuation allowance in previous years.

Net income for fiscal 2008 fell to $6.5 million, or $0.24 per fully diluted share, versus net income in fiscal 2007 of $11.1 million, or $0.43 per fully diluted share.

Construction Services

Revenues for the Construction Services segment were $215.1 million, compared with $160.1 million for the six months ending November 30, 2006. The increase was primarily due to higher construction work in Downstream Petroleum, where revenues for the six month period increased 82.3% to $73.1 million versus $40.1 million for the same six month period last year. The increase was also driven by higher Aboveground Storage Tank revenues, which increased 28.0% to $97.8 million in the recent six month period, versus $76.4 million a year earlier, and by higher Specialty revenues, which gained 15.4% to $36.8 million in the recent six month period compared to $31.9 million a year earlier. These increases were partially offset by a decline of $4.4 million in Electrical and Instrumentation revenues.

Gross profit decreased from $17.8 million in fiscal 2007 to $6.8 million in fiscal 2008 while gross margins dropped from 11.1% in fiscal 2007 to 3.2% in fiscal 2008. This decline of $11.0 million was a result of $17.5 million of pre-tax charges for cost overruns related to a LNG construction project in the Gulf Coast Region. The additional cost overruns were primarily attributable to higher craft turnover and continued productivity and construction-related issues on an increasingly compressed schedule for the remaining portions of the project, similar to those previously disclosed. Our remaining Construction Services projects are experiencing higher margins than those recognized in the prior fiscal period.

Operating loss and loss before income tax expense were $5.3 million and $5.7 million, respectively, in fiscal 2008 versus operating income and income before income tax expense of $8.9 million and $8.2 million in fiscal 2007.

Repair and Maintenance Services

Revenues for Repair and Maintenance Services rose $7.9 million, or 5.9%, to $141.0 million, for the six month period ending November 30, 2007, from $133.1 million for the six month period ending November 30, 2006. The increase was primarily due to significantly higher Aboveground Storage Tank revenues, which rose 43.6% to $86.0 million, versus $59.9 million for the same six month period last year. These increases were partially offset by lower Downstream Petroleum revenues, which fell 24.3% to $47.3 million in the six month period from $62.5 million in the same six month period last year, and by Electrical and Instrumentation revenues, which fell 29.0% to $7.6 million in the six month period from $10.7 million in the same six month period last year.

Gross margins improved to 16.5% in fiscal 2008 as compared to gross margins of 13.1% in fiscal 2007. Repair and Maintenance Services’ gross margins benefited from continued high levels of callout work, particularly in our Aboveground Storage Tank segment.

Operating income and income before income tax expense climbed to $15.5 million and $15.4 million, respectively, in fiscal 2008 compared to $9.9 million and $9.5 million produced in fiscal 2007. This improvement resulted from higher revenues and improved margins.

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

In the first quarter of fiscal 2008, we performed an assessment of our backlog recognition policy, specifically, to review and assess our interpretation of what constitutes a firm contract. In performing our analysis, we considered the predictability and certainty of future revenues both in timing and amount. Based on our analysis and consistent with predominant industry practice, we concluded that certain time and material and maintenance contracts that were previously excluded from backlog meet the definition of a firm contract, and therefore, are now included in our reported backlog amounts. We have modified our definition of contracts includable in backlog and will now include expected revenue from the following contract types:

•	fixed-price arrangements;

•	minimum customer commitments on cost plus arrangements; and

•	certain time and material contracts in which the estimated contract value is firm or can be estimated with a reasonable amount of certainty in both timing and amounts.

The following provides a rollforward of our backlog for the three-months ended November 30, 2007:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Backlog as of August 31, 2007	$384,284	$114,959	$499,243
New backlog awarded	104,625	77,165	181,790
Revenue recognized on contracts in backlog	(116,273)	(78,461)	(194,734)

Backlog as of November 30, 2007	$372,636	$113,663	$486,299

At November 30, 2007, the Construction Services segment had a backlog of $372.6 million, as compared to $384.3 million as of August 31, 2007. The decrease in backlog of $11.7 million relates to a decrease of $5.2 million in Specialty, a decrease of $4.1 million in Downstream Petroleum, a decrease of $1.9 million in Electrical and Instrumentation and a decrease of $0.5 million in Aboveground Storage Tanks. The backlog at November 30, 2007 and August 31, 2007 for the Repair and Maintenance Services segment was $113.7 million and $115.0 million, respectively. The decrease in backlog of $1.3 million includes a decrease in Aboveground Storage Tanks of $5.7 million partially offset by an increase of $3.7 million in Downstream Petroleum and an increase of $0.7 million in Electrical and Instrumentation.

The following provides a rollforward of our backlog for the six-months ended November 30, 2007:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Backlog as of May 31, 2007	$313,837	$42,566	$356,403
Impact of change in method	35,417	68,210	103,627
New backlog awarded	238,434	143,896	382,330
Revenue recognized on contracts in backlog	(215,052)	(141,009)	(356,061)

Backlog as of November 30, 2007	$372,636	$113,663	$486,299

At November 30, 2007, the Construction Services segment had backlog of $372.6 million, as compared to backlog of $349.3 million as of May 31, 2007. The increase in backlog of $23.3 million relates to an increase of $43.7 million in Aboveground Storage Tank, $6.8 million in Downstream Petroleum, and $0.3 million for Electrical and Instrumentation. These increases were partially offset by a decrease of $27.5 million in Specialty. The backlog at November 30, 2007 and May 31, 2007 for the Repair and Maintenance Services segment were $113.7 million and $110.8 million, respectively. The increase in backlog of $2.9 million includes an increase in Downstream Petroleum of $2.3 million, an increase in Electrical and Instrumentation of $0.4 million and an increase of $0.2 million in Aboveground Storage Tanks.

Non-GAAP Financial Measure

EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings before net interest expense, income taxes, depreciation and amortization. We have presented EBITDA because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our consolidated statements of operations entitled "net income" is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

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

EBITDA for the three and six-month periods ended November 30, 2007 was $1.5 million and $14.1 million respectively, compared to EBITDA of $14.9 million and $22.1 million for the three and six-month periods ended November 30, 2006. A reconciliation of EBITDA to net income follows:

	Three Months Ended		Six Months Ended
	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006
	(In thousands)		(In thousands)
Net income	$210	$8,074	$6,546	$11,082
Interest expense, net	258	730	546	1,447
Provision (benefit) for income taxes	(1,016)	4,547	3,208	6,549
Depreciation and amortization	2,039	1,573	3,813	3,031

EBITDA	$1,491	$14,924	$14,113	$22,109

Financial Condition & Liquidity

Overview

We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity in the first six months of fiscal 2008 were cash flows from operations and borrowings under our senior revolving credit facility. At November 30, 2007, cash on hand totaled $6.2 million and availability under the senior revolving credit facility totaled $63.4 million resulting in total liquidity of $69.6 million.

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

Throughout the remainder of fiscal 2008, we expect cash flows from operations to be a significant source of liquidity, which we expect will fund additional investments in capital assets. However, we will continue to evaluate our working capital requirements and other factors to maintain sufficient liquidity. We are currently seeking to increase our revolving credit facility to $100.0 million. We are also negotiating to further expand the facility to $125.0 million at our option and with the consent of the Administrative Agent. We may also elect to raise additional capital by issuing common stock, convertible notes or term debt as necessary to fund our operations and capital spending or to acquire complementary assets or businesses.

Cash Flows from Operating Activities

Operations generated $2.2 million in cash in the first six months of fiscal 2008. The cash generated from operations was due primarily to profitable operating results partially offset by an unfavorable increase in working capital. The unfavorable change in working capital primarily relates to an increase in receivables of $29.9 million and a decrease in accrued expenses of $5.2 million partially offset by an increase in accounts payable of $9.8 million and an increase in billings in excess of $17.8 million. The fluctuations are primarily due to the following:

•

Receivables – The increase is primarily due to the timing of billings and increased operating activity. Our receivable aging continues to be favorable and we do not expect significant collection problems.

•	Accrued expenses – The decrease in the balance was primarily caused by the payment of fiscal 2007 incentives in fiscal 2008.

•

Accounts payable – The increase is primarily due to higher expenditures associated with the increased level of revenue in the first six months of fiscal 2008 as compared to the last six months in fiscal 2007.

•	Billings in excess – The increase is mainly due to increased operating activity and the timing of billings on our projects.

Cash Flows from Investing Activities

Investing activities used $8.1 million in cash in the first six months of fiscal 2008. This was due to capital expenditures of $8.3 million partially offset by proceeds from asset sales of $0.2 million. Capital expenditures included $4.5 million for the purchase of construction equipment, $1.4 million for transportation equipment, $1.1 million for furniture and fixtures, and $1.3 million for land and buildings. We also routinely acquire assets utilizing capital leases. Assets acquired through capital leases totaled $0.2 million in the first six months of fiscal 2008 and are reported as non-cash additions to Property, Plant and Equipment.

At November 30, 2007, expected remaining spending on capital projects that have been approved but are not yet completed total $6.8 million.

The fiscal 2008 capital budget of $31.1 million, which was approved at the beginning of fiscal 2008, included $13.4 million of capital to replace equipment, $12.6 million of capital to increase fabrication capacity and to equip additional construction and maintenance crews in targeted growth markets, and $5.1 million of capital to purchase, expand or improve facilities to address the Company’s need for additional office and shop space. Although we do not currently anticipate any significant change to our fiscal 2008 capital budget, we are currently monitoring the cash impact of the LNG Construction Project and, if warranted, our fiscal 2008 capital budget will be adjusted downward. Any deferral of capital expenditures is not expected to significantly impact our fiscal 2008 results or limit our future opportunities.

Cash Flows from Financing Activities

Financing activities provided $2.8 million in cash in the first six months of fiscal 2008 primarily due to borrowings of $3.3 million partially offset by capital lease payments of $0.4 million and treasury stock purchases of $0.7 million related to the statutory tax withholding on the net share settlement provisions on deferred share issuances.

Senior Revolving Credit Facility

The senior revolving credit facility is primarily used to fund short-term changes in working capital and issuance of letters of credit. The total capacity of the facility at November 30, 2007 was $75.0 million with borrowings of $3.3 million and $8.4 million outstanding for letters of credit that have been issued to support certain workers’ compensation insurance programs and to secure the final payment under the acquisition note payable. Availability under our senior credit facility is as follows:

	November 30, 2007	May 31, 2007
	(In thousands)
Senior credit facility - revolver	$75,000	$75,000
Amounts borrowed	3,250	—
Letters of credit	8,395	8,575

Availability under senior credit facility	$63,355	$66,425

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

New Operating Lease

On November 16, 2007, the Company entered into an operating lease on a facility that will be used primarily as the corporate headquarters. The lease term is for 89 months and will begin upon occupancy of the facility, which the Company expects to be in the fourth quarter of fiscal 2008. Total minimum lease payments under this arrangement are $4.6 million and will begin 5 months after occupancy.

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

Stock Repurchase Program

In October 2000, the Board of Directors authorized a stock buyback program, which permitted the purchase of up to 20% (i.e., 3,447,506 shares) of our common stock outstanding at that time. To date, Matrix Service has purchased 2,139,992 shares under the program and has authorization to purchase an additional 1,307,514 shares. The Company repurchased 23,192 common shares during the first six months of fiscal 2008 related to the statutory tax withholding on net share settlement provisions on the issuance of deferred shares. In addition to shares repurchased in conjunction with the issuance of deferred shares, Matrix Service intends to repurchase shares in future periods if accretive to earnings per share. The Company currently has 1,218,518 treasury shares as of November 30, 2007 and intends to utilize these treasury shares solely for the satisfaction of stock issuances under the Company’s stock plans.

Outlook

Based upon the results of our LNG project, we will not meet our earlier gross margin guidance. We believe gross margins in the remaining six months of the fiscal year should be in the range of 11.5% to 13.5%, which would include approximately $27 million of additional LNG revenues at zero gross profit. While revenues trended higher in the second quarter, we still believe our original range of $700 million to $750 million is appropriate and SG&A expense should still range between 5.0% and 5.5%.

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

These forward-looking statements may include, among others, such things as:

•	amounts and nature of future revenues and margins from our Construction Services segment and Repair and Maintenance Services segment;

•	our ability to generate sufficient cash from operations, borrow under our senior revolving credit facility or raise cash in order to meet our short and long-term capital requirements;

•	our ability to continue to comply with the financial covenants in our Credit Agreement;

•	the adequacy of our reserves for contingencies, disputed contracts and insurance losses;

•	the likely impact of new or existing regulations on the demand for our services; and

•	expansion and other development trends of the industries we serve.

These statements are based on certain assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in our Form 10-K for the fiscal year ended May 31, 2007 and listed from time to time in our filings with the Securities and Exchange Commission;

•	our ability to achieve project milestones and earn incentive payments or avoid liquidated damages, especially on our larger contracts;

•	general economic, market or business conditions;

•	changes in laws or regulations; and

•	other factors, most of which are beyond our control.

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

There have been no material changes in market risk faced by us from those reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007, filed with the Securities and Exchange Commission. For more information on market risk, see Part II, Item 7A in our fiscal 2007 Annual Report on Form 10-K.

ITEM 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2007. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended November 30, 2007.

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

Issuer Purchases of Equity Securities

In October 2000, the Board of Directors authorized a stock buyback program, which permitted the purchase of up to 20% (i.e., 3,447,506 shares) of the common stock outstanding at that time. To date, Matrix Service has purchased 2,139,992 shares under the program and has authorization to purchase an additional 1,307,514 shares.

The Company intends to utilize these purchased treasury shares solely for the satisfaction of stock issuance under the 1990, 1991 and 2004 stock plans and the 1995 Nonemployee Directors’ Stock Option Plan:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Shares That May Yet Be Purchased Under the Plans or Programs
September 1 – 30, 2007	—	$—	2,116,800	1,330,706
October 1-31, 2007	2,434	$28.96	2,119,234	1,328,272
November 1-30, 2007	20,758	$30.32	2,139,992	1,307,514

Total	23,192	$30.19

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

The Company’s annual meeting of stockholders was held in Tulsa, Oklahoma at 10:30 a.m. local time on Monday, October 22, 2007. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement, and all nominees were elected.

Out of a total of 26,600,751 shares of the Company’s common stock outstanding and entitled to vote, 24,557,943 shares were present at the meeting in person or by proxy, representing approximately 92.3 percent. Matters voted upon at the meeting were as follows:

•

Six directors to serve on the Company’s Board of Directors. Messers. Bradley, Hall, Hendrix, Lackey, Maxwell and Tippeconnic were elected to serve until the 2008 Annual Meeting. The vote tabulation with respect to each nominee was as follows:

Nominee	For	Authority Withheld
Michael J. Bradley	24,049,630	508,313
Michael J. Hall	23,219,585	1,338,358
I. Edgar (Ed) Hendrix	24,044,382	513,561
Paul K. Lackey	24,032,362	525,581
Tom E. Maxwell	23,084,463	1,473,480
David J. Tippeconnic	24,043,982	513,961

•	Ratified the appointment of Deloitte & Touche, LLP as the Company’s independent registered public accounting firm for fiscal 2008.

Number of Votes Cast
For	Against	Abstain	Broker Non-Votes
24,478,160	75,917	3,866	—

ITEM 5.	Other Information

Not applicable

ITEM 6.	Exhibits:

Exhibit 3	By-laws, as amended (previously filed as Exhibit 3 to the Company’s Current Report on Form 8-K filed on December 4, 2007, and incorporated by reference herein).

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date:	January 11, 2008	By:	George L. Austin
George L. Austin Vice President-Finance and Chief Financial Officer signing on behalf of the registrant and as the registrant's chief accounting officer.

EXHIBIT INDEX

Exhibit 3	By-laws, as amended (previously filed as Exhibit 3 to the Company’s Current Report on Form 8-K filed on December 4, 2007, and incorporated by reference herein).

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.