Form 10-Q
period 2008-02-29
MATRIX SERVICE CO
filed 2008-04-03
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 1, 2008 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 25,996,617 shares outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Matrix Service Company

Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
	(unaudited)		(unaudited)
Revenues	$181,120	$168,700	$537,181	$461,925
Cost of revenues	160,119	149,776	486,030	407,792

Gross profit	21,001	18,924	51,151	54,133
Selling, general and administrative expenses	10,905	8,253	30,792	24,686

Operating income	10,096	10,671	20,359	29,447

Other income (expense):
Interest expense	(183)	(475)	(760)	(1,980)
Interest income	26	79	57	137
Other	52	(24)	89	278

Income before income taxes	9,991	10,251	19,745	27,882
Provision for federal, state and foreign income taxes	3,989	4,101	7,197	10,650

Net income	$6,002	$6,150	$12,548	$17,232

Basic earnings per common share	$0.23	$0.27	$0.47	$0.76

Diluted earnings per common share	$0.22	$0.24	$0.46	$0.67

Weighted average common shares outstanding:
Basic	26,464	23,103	26,561	22,533
Diluted	26,870	26,788	27,033	26,623

See accompanying notes.

Matrix Service Company

Consolidated Balance Sheets

(In thousands)

	February 29, 2008	May 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,270	$9,147
Accounts receivable, less allowances (February 29, 2008 - $264 and May 31, 2007 - $260)	112,634	98,497
Costs and estimated earnings in excess of billings on uncompleted contracts	40,398	45,634
Inventories	4,438	4,891
Income tax receivable	1,580	—
Deferred income taxes	4,354	3,283
Prepaid expenses	2,545	2,910
Other current assets	1,903	929

Total current assets	176,122	165,291

Property, plant and equipment at cost:
Land and buildings	24,002	23,405
Construction equipment	44,275	39,958
Transportation equipment	15,688	14,380
Furniture and fixtures	11,557	10,116
Construction in progress	6,724	1,788

	102,246	89,647
Accumulated depreciation	(48,305)	(43,654)

	53,941	45,993

Goodwill	23,506	23,357

Other assets	3,583	8,268

Total assets	$257,152	$242,909

See accompanying notes.

Matrix Service Company

Consolidated Balance Sheets

(In thousands, except share data)

	February 29, 2008	May 31, 2007
	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$51,165	$52,144
Billings on uncompleted contracts in excess of costs and estimated earnings	47,822	34,243
Accrued insurance	7,235	6,422
Accrued wages and benefits	12,859	15,442
Income tax payable	—	956
Current capital lease obligation	998	753
Current portion of acquisition payable	2,817	2,712
Other accrued expenses	926	1,313

Total current liabilities	123,822	113,985

Long-term capital lease obligation	568	836
Deferred income taxes	4,060	2,512

Stockholders’ equity:
Common stock - $.01 par value; 60,000,000 shares Authorized 27,888,217 shares issued as of February 29, 2008 and May 31, 2007	279	279
Additional paid-in capital	107,317	104,408
Retained earnings	35,950	23,422
Accumulated other comprehensive income	1,717	967

	145,263	129,076
Less: Treasury stock, at cost - 1,891,600 and 1,297,466 shares as of February 29, 2008 and May 31, 2007	(16,561)	(3,500)

Total stockholders’ equity	128,702	125,576

Total liabilities and stockholders’ equity	$257,152	$242,909

See accompanying notes.

Matrix Service Company

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	February 29, 2008	February 28, 2007
	(unaudited)
Operating activities:
Net income	$12,548	$17,232
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	6,030	4,695
Deferred income tax	565	1,997
Loss/(gain) on sale of property, plant and equipment	28	(139)
Allowance for uncollectible accounts	1,156	39
Stock-based compensation expense	2,158	947
Accretion on acquisition payable	105	170
Amortization of debt issuance costs	128	303
Amortization of prepaid interest	—	910
Changes in operating assets and liabilities increasing (decreasing) cash
Receivables	(10,732)	(14,807)
Costs and estimated earnings in excess of billings on uncompleted contracts	5,236	(14,454)
Inventories	453	(1,242)
Prepaid expenses and other assets	(748)	(2,702)
Accounts payable	(1,290)	(3,415)
Billings on uncompleted contracts in excess of costs and estimated earnings	13,579	11,037
Accrued expenses	(2,157)	3,985
Income tax receivable/payable	(2,536)	1,536

Net cash provided by operating activities	24,523	6,092

Investing activities:
Acquisition of property, plant and equipment	(13,118)	(9,436)
Proceeds from asset sales	282	217

Net cash used by investing activities	$(12,836)	$(9,219)

Matrix Service Company

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	February 29, 2008	February 28, 2007
	(unaudited)
Financing activities:
Advances under bank credit facility	$149,760	$98,345
Repayments of bank credit facility	(149,760)	(98,345)
Payment of credit facility refinancing fees	—	(145)
Capital lease payments	(664)	(408)
Issuances of common stock	586	1,210
Tax benefit of exercised stock options	627	1,131
Open market purchase of treasury shares	(12,843)	—
Other treasury share purchases	(700)	—

Net cash provided (used) by financing activities	(12,994)	1,788

Effect of exchange rate changes on cash	430	(244)

Net decrease in cash and cash equivalents	(877)	(1,583)
Cash and cash equivalents, beginning of period	9,147	8,585

Cash and cash equivalents, end of period	$8,270	$7,002

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$8,515	$5,982

Interest	$456	$613

Non-cash investing and financing activities:
Equipment acquired through capital leases	$641	$397

Purchases of property, plant and equipment on account	$453	$1,310

Conversion of convertible notes	$—	$10,000

See accompanying notes.

Matrix Service Company

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Translation Adjustments	Total
Balances, May 31, 2007	$279	$104,408	$23,422	$(3,500)	$967	$125,576
Net Income	—	—	12,548	—	—	12,548
Other comprehensive income	—	—	—	—	750	750

Comprehensive income						13,298
Exercise of stock options (99,450 shares)	—	299	(20)	307	—	586
Tax effect of exercised stock options	—	627	—	—	—	627
Stock-based compensation expense	—	2,158	—	—	—	2,158
Issuance of deferred shares (59,590 shares)	—	(175)	—	175	—	—
Open market purchase of treasury shares (729,982 shares)	—	—	—	(12,843)	—	(12,843)
Other treasury share purchases (23,192 shares)	—	—	—	(700)	—	(700)

Balances, February 29, 2008	$279	$107,317	$35,950	$(16,561)	$1,717	$128,702

Balances, May 31, 2006	$226	$75,855	$4,316	$(4,812)	$814	$76,399
Net income	—	—	17,232	—	—	17,232
Other comprehensive loss	—	—	—	—	(411)	(411)

Comprehensive income						16,821
Conversion of notes (2,091,539 shares)	21	9,099	—	—	—	9,120
Exercise of stock options (244,800 shares)	—	500	(36)	746	—	1,210
Tax effect of exercised stock options	—	1,131	—	—	—	1,131
Stock-based compensation expense	—	947	—	—	—	947

Balances, February 28, 2007	$247	$87,532	$21,512	$(4,066)	$403	$105,628

See accompanying notes.

Matrix Service Company

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

Note 2 – Recent Accounting Standards

FASB Interpretation No. 48 – Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109

Effective June 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”, as amended (“FIN No. 48”). Upon adoption of FIN No. 48 on June 1, 2007 and as of February 29, 2008, the Company had no material uncertain tax positions and no adjustments to the Company’s opening financial position were required.

The Company files federal and various state income tax returns and tax returns in certain foreign jurisdictions. In the Company’s significant tax jurisdictions, the tax years 2004 through 2007 are subject to examination by federal taxing authorities and the tax years 2003 through 2007 are subject to examination by state and foreign taxing authorities.

The Company accrues interest and penalties on underpayment of income taxes related to uncertain tax positions as a component of income tax expense in the consolidated statement of income. No amounts were recognized for interest and penalties upon adoption of FIN No. 48 or during the three and nine months ended February 29, 2008.

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

Note 3 – Assets Held for Sale

The Company holds excess land located in Orange, California, for which a sale is pending. The carrying value of the excess land at February 29, 2008 was $0.8 million, which approximates the expected net proceeds from the pending sale. The land is recorded in the Other Current Assets line in the Consolidated Balance Sheets and is reflected in the Company’s “Other” segment in Note 12.

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

	February 29, 2008	May 31, 2007
	(In thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$869,858	$697,045
Billings on uncompleted contracts	877,282	685,654

	$(7,424)	$11,391

Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$40,398	$45,634
Billings on uncompleted contracts in excess of costs and estimated earnings	47,822	34,243

	$(7,424)	$11,391

Progress billings in accounts receivable at February 29, 2008 and May 31, 2007 included retentions to be collected within one year of $20.7 million and $8.6 million, respectively. Contract retentions collectible beyond one year are included in other assets on the consolidated balance sheets and totaled $3.0 million and $7.5 million at February 29, 2008 and May 31, 2007. Billings on uncompleted contracts in excess of costs and estimated earnings at February 29, 2008 and May 31, 2007 included estimated accrued losses of $2.4 million and $3.8 million, respectively, on a construction project that was partially complete at those dates.

Matrix Service Company

Notes to Consolidated Financial Statements

Gulf Coast LNG Project

We have recorded $20.0 million of charges on the Gulf Coast LNG tank construction project during fiscal 2008 of which $2.5 million was recorded in the third quarter of fiscal 2008. This charge reflects management’s best estimate of the total revenues to be realized, including incentives, and total costs at completion. The current forecast includes actual cost and productivity data as of February 29, 2008 when the project was 92% complete and detailed cost projections for all remaining activity.

The Company successfully achieved the contracted delivery date for tank one in February 2008 and tank two in March 2008, and, based on all available information, we believe we will also achieve the contractual delivery date for the third, and final, tank. The forecasted revenues include the projected receipt of incentive payments tied to meeting the contractual delivery dates. The contract also provides for liquidated damages as penalty for missing the delivery dates, which have not been included in the current forecast based on the achievement of the delivery dates for the first two tanks and the expected achievement of the delivery date for the third tank. However, the Company’s ability to meet the schedule for the third tank is not without some risk, and it is possible an event or series of events could prevent us from meeting the delivery date, which will occur in the fourth fiscal quarter. While there are a number of issues that could impact our ability to meet the schedule, the most significant items include excessive weather delays, significant loss of craft labor, and delay caused by subcontractors.

If we fail to achieve the contractual delivery date for the third tank, we would begin to lose incentives. The current revenue forecast includes $2.2 million of incentive payments and assumes that the delivery date for the third tank will be met. In the event the delivery is delayed, the incentive will be reduced by $34.0 thousand per day until delivery. In addition to lost incentives, a delay in the schedule could also result in additional labor and equipment costs, which we are unable to estimate but which could be material.

Note 5 – Debt

Availability under the senior credit facility is as follows:

	February 29, 2008	May 31, 2007
	(In thousands)
Senior credit facility - revolver	$75,000	$75,000
Amounts borrowed	—	—
Letters of credit	8,395	8,575

Availability under senior credit facility	$66,605	$66,425

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

Subsequent to February 29, 2008, the outstanding letters of credit were reduced by $3.5 million, of which $2.8 million was released upon final payment of the acquisition payable and $0.7 million related to a reduction in the collateral required for a workers’ compensation insurance program. After these reductions, the outstanding letters of credit totaled $4.9 million.

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

Note 6 – Acquisition Payable

As part of an acquisition in fiscal 2003, the Company entered into an acquisition payable for a portion of the purchase price. The acquisition payable is recorded at $2.8 million at February 29, 2008 and is accreted for the change in its present value each period utilizing a 5.1% effective interest rate. On March 7, 2008 the Company paid $2.2 million, the remaining $0.6 million will be paid on behalf of the sellers to certain taxing agencies.

Matrix Service Company

Notes to Consolidated Financial Statements

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

During the second quarter of fiscal 2008, the Company completed its assessment of current and future state taxable income and determined that sufficient taxable income was available to recognize a tax benefit of $0.7 million for prior and current state investment tax credits.

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

Matrix Service maintains a performance and payment bonding line, which was $140.0 million at February 29, 2008.

Unapproved Change Orders and Claims

As of February 29, 2008 and May 31, 2007, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of $1.9 million and $5.1 million, respectively, and claims of $2.4 million and $1.5 million, respectively. Amounts disclosed for unapproved change orders and claims exclude amounts associated with the contract dispute disclosed elsewhere in this Note. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers generally will not pay these amounts until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

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

Capital Commitments

At February 29, 2008, expected remaining spending on capital projects that have been approved but are not yet completed totaled $5.5 million.

New Operating Lease

On November 16, 2007 the Company entered into an operating lease on a facility that will be used primarily as the corporate headquarters. The lease term is for 89 months and will begin upon occupancy of the facility, which the Company expects to be in the first quarter of fiscal 2009. Total minimum lease payments are $4.6 million and will begin 6 months after occupancy.

Other

The Company and its subsidiaries are named as defendants in various other legal actions and are vigorously defending each of them. It is the opinion of management that none of the known legal actions will have a material adverse impact on the Company’s financial position, results of operations or liquidity.

Note 9 – Other Comprehensive Income

Other comprehensive income consisted of foreign currency translation adjustments.

	Three Months Ended		Nine Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
	(In thousands)		(In thousands)
Net income	$6,002	$6,150	$12,548	$17,232
Other comprehensive income (loss)	278	(136)	750	(411)

Comprehensive income	$6,280	$6,014	$13,298	$16,821

Note 10 – Earnings per Common Share

Basic earnings per share (EPS) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee and director stock options, the dilutive effect of nonvested deferred shares, as well as the dilutive effect of convertible securities.

There were 33,092 antidilutive options for the nine month period ending February 28, 2007. These options were not included in the calculation of diluted earnings per share. There were no antidilutive options for the three month period ending February 28, 2007, and there were no antidilutive options for the three or nine-month periods ending February 29, 2008.

Matrix Service Company

Notes to Consolidated Financial Statements

The computation of basic and diluted EPS is as follows:

	Three Months Ended		Nine Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
	(In thousands, except per share data)
Basic EPS:
Net income	$6,002	$6,150	$12,548	$17,232

Weighted average shares outstanding	26,464	23,103	26,561	22,533

Basic EPS	$0.23	$0.27	$0.47	$0.76

Diluted EPS:
Net income	$6,002	$6,150	$12,548	$17,232
Convertible notes interest expense (net of tax)	—	179	—	621

Adjusted net income	$6,002	$6,329	$12,548	$17,853

Weighted average shares outstanding - basic	26,464	23,104	26,561	22,533
Dilutive stock options	333	446	375	387
Dilutive nonvested deferred shares	73	40	97	5
Dilutive convertible note shares	—	3,198	—	3,698

Dilutive weighted average shares	26,870	26,788	27,033	26,623

Diluted EPS	$0.22	$0.24	$0.46	$0.67

Matrix Service Company

Notes to Consolidated Financial Statements

Note 11 – Treasury Stock

In October 2000, the Board of Directors authorized a stock buyback program, which permitted the purchase of up to 20% (i.e., 3,447,506 shares) of our common stock outstanding at that time. To date, Matrix Service has purchased 2,846,782 shares under the program and has authorization to purchase an additional 600,724 shares. During the third quarter of fiscal 2008, the Company purchased 729,982 shares at an average price of $17.59. In addition to the stock buyback program, Matrix Service may withhold shares of common stock to satisfy the tax withholding obligation upon vesting of an employee’s deferred shares. The Company withheld 23,192 shares of common stock during the nine months ended February 29, 2008 for this obligation. In addition to shares that may be repurchased in conjunction with the future issuance of deferred shares, Matrix Service has and may continue to repurchase shares under the stock buyback program if the Company determines the purchase is accretive to earnings per share. The Company has 1,891,600 treasury shares at February 29, 2008 and intends to utilize these treasury shares solely for the satisfaction of stock issuances under the Company’s stock plans.

Note 12 – Segments

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

Matrix Service Company

Notes to Consolidated Financial Statements

Results of Operations

	Construction Services	Repair & Maintenance Services	Other	Combined Total
	(In thousands)
Three Months Ended February 29, 2008
Gross revenues	$123,186	$62,165	$—	$185,351
Less: Inter-segment revenues	3,644	587	—	4,231

Consolidated revenues	119,542	61,578	—	181,120
Gross profit	11,359	9,642	—	21,001
Operating income (loss)	5,141	5,061	(106)	10,096
Income (loss) before income tax expense	5,015	5,082	(106)	9,991
Net income (loss)	3,007	3,057	(62)	6,002
Segment assets	155,939	80,550	20,663	257,152
Capital expenditures	2,837	542	1,412	4,791
Depreciation and amortization expense	1,384	833	—	2,217

Three Months Ended February 28, 2007
Gross revenues	$106,174	$65,730	$—	$171,904
Less: Inter-segment revenues	2,853	351	—	3,204

Consolidated revenues	103,321	65,379	—	168,700
Gross profit	10,752	8,172	—	18,924
Operating income	6,221	4,450	—	10,671
Income before income tax expense	5,987	4,264	—	10,251
Net income	3,595	2,555	—	6,150
Segment assets	121,022	78,762	21,468	221,252
Capital expenditures	1,121	988	550	2,659
Depreciation and amortization expense	981	683	—	1,664

Nine Months Ended February 29, 2008
Gross revenues	$345,646	$205,570	$—	$551,216
Less: Inter-segment revenues	11,052	2,983	—	14,035

Consolidated revenues	334,594	202,587	—	537,181
Gross profit	18,193	32,958	—	51,151
Operating income (loss)	(204)	20,588	(25)	20,359
Income (loss) before income tax expense	(704)	20,474	(25)	19,745
Net income (loss)	(5)	12,567	(14)	12,548
Segment assets	155,939	80,550	20,663	257,152
Capital expenditures	6,743	3,084	3,291	13,118
Depreciation and amortization expense	3,615	2,415	—	6,030

Nine Months Ended February 28, 2007
Gross revenues	$271,036	$199,541	$—	$470,577
Less: Inter-segment revenues	7,603	1,049	—	8,652

Consolidated revenues	263,433	198,492	—	461,925
Gross Profit	28,571	25,562	—	54,133
Operating income (loss)	15,121	14,372	(46)	29,447
Income (loss) before income tax expense	14,185	13,743	(46)	27,882
Net income (loss)	8,767	8,493	(28)	17,232
Segment assets	121,022	78,762	21,468	221,252
Capital expenditures	5,314	2,923	1,199	9,436
Depreciation and amortization expense	2,676	2,019	—	4,695

Matrix Service Company

Notes to Consolidated Financial Statements

Segment Revenue from External Customers by Industry Type

	Construction Services	Repair & Maintenance Services	Total
	(In thousands)
Three Months Ended February 29, 2008
Aboveground Storage Tanks	$51,109	$38,901	$90,010
Downstream Petroleum	39,740	19,236	58,976
Electrical and Instrumentation	4,705	3,441	8,146
Specialty	23,988	—	23,988

Total	$119,542	$61,578	$181,120

Three Months Ended February 28, 2007
Aboveground Storage Tanks	$42,786	$29,793	$72,579
Downstream Petroleum	38,240	26,788	65,028
Electrical and Instrumentation	11,892	8,798	20,690
Specialty	10,403	—	10,403

Total	$103,321	$65,379	$168,700

Nine Months Ended February 29, 2008
Aboveground Storage Tanks	$148,908	$124,933	$273,841
Downstream Petroleum	112,791	66,583	179,374
Electrical and Instrumentation	12,116	11,071	23,187
Specialty	60,779	—	60,779

Total	$334,594	$202,587	$537,181

Nine Months Ended February 28, 2007
Aboveground Storage Tanks	$119,137	$89,686	$208,823
Downstream Petroleum	78,327	89,269	167,596
Electrical and Instrumentation	23,666	19,537	43,203
Specialty	42,303	—	42,303

Total	$263,433	$198,492	$461,925

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of February 29, 2008 and May 31, 2007, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of $1.9 million and $5.1 million, respectively, and claims of $2.4 million and $1.5 million, respectively. Historically, our collections for unapproved change orders and other claims have approximated the amount of revenue recognized.

The following table provides a rollforward of revenue recognized on claims and unapproved change orders. Amounts disclosed for unapproved change orders exclude amounts associated with the contract dispute disclosed in Note 8 to the Consolidated Financial Statements.

	Claims for Unapproved Change Orders	Other Claims	Total
	(In thousands)
Balance at May 31, 2007	$5,129	$1,493	$6,622
Additions	2,991	897	3,888
Collections	(6,177)	—	(6,177)
Loss	(34)	—	(34)

Balance at February 29, 2008	$1,909	$2,390	$4,299

Balance at May 31, 2006	$3,845	$523	$4,368
Additions	1,014	—	1,014
Collections	(3,757)	(492)	(4,249)
Loss	(379)	(31)	(410)

Balance at February 28, 2007	$723	$—	$723

Gulf Coast LNG Project

We have recorded $20.0 million of charges on the Gulf Coast LNG tank construction project during fiscal 2008 of which $2.5 million was recorded in the third quarter of fiscal 2008. This charge reflects management’s best estimate of the total revenues to be realized, including incentives, and total costs at completion. The current forecast includes actual cost and productivity data as of February 29, 2008 when the project was 92% complete and detailed cost projections for all remaining activity.

The Company successfully achieved the contracted delivery date for tank one in February 2008 and tank two in March 2008, and, based on all available information, we believe we will also achieve the contractual delivery date for the third, and final, tank. The forecasted revenues include the projected receipt of incentive payments tied to meeting the contractual delivery dates. The contract also provides for liquidated damages as penalty for missing the delivery dates, which have not been included in the current forecast based on the achievement of the delivery dates for the first two tanks and the expected achievement of the delivery date for the third tank. However, the Company’s ability to meet the schedule for the third tank is not without some risk, and it is possible an event or series of events could prevent us from meeting the delivery date, which will occur in the fourth fiscal quarter. While there are a number of issues that could impact our ability to meet the schedule, the most significant items include excessive weather delays, significant loss of craft labor, and delay caused by subcontractors.

If we fail to achieve the contractual delivery date for the third tank, we would begin to lose incentives. The current revenue forecast includes $2.2 million of incentive payments and assumes that the delivery date for the third tank will be met. In the event the delivery is delayed, the incentive will be reduced by $34.0 thousand per day until delivery. In addition to lost incentives, a delay in the schedule could also result in additional labor and equipment costs, which we are unable to estimate but which could be material.

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

Legal costs are expensed as incurred.

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. As of February 29, 2008 and May 31, 2007, insurance reserves totaled $7.2 and $6.4 million respectively and are reflected on our balance sheet. These amounts represent our best estimate of our ultimate obligations for asserted claims plus claims incurred but not yet reported at the balance sheet date. We establish specific reserves for claims using a case-by-case evaluation of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. Additionally, the actual results of claim settlements could differ from the amounts estimated.

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

Our significant assumptions, including revenue growth, gross margins, operating and interest expense and other factors, have been reasonably accurate in recent years, but are likely to change in light of the dynamic competitive environment in which we operate. However, given the excess of estimated fair value over carrying value of $120.6 million for the Construction Services segment and $35.0 million for the Repair and Maintenance Services segment at May 31, 2007 and the absence of any indicators of impairment at February 29, 2008, we do not currently anticipate recording a goodwill impairment charge for either of our operating units.

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

Three Months Ended February 29, 2008 Compared to Three Months Ended February 28, 2007

Consolidated

Consolidated revenues were $181.1 million in fiscal 2008, an increase of $12.4 million, or 7.4%, compared to consolidated revenues of $168.7 million for fiscal 2007. The improvement in consolidated revenues resulted from an increase of $16.2 million in Construction Services revenues partially offset by a decline of $3.8 million in Repair and Maintenance Services revenues.

Consolidated gross profit increased from $18.9 million in fiscal 2007 to $21.0 million in fiscal 2008. This improvement of $2.1 million, or 11.1%, was driven by the 7.4% revenue growth. Consolidated gross margins increased from 11.2% in fiscal 2007 to 11.6% in fiscal 2008 due to improvement experienced in the Repair and Maintenance Services segment, where the gross margin grew to 15.7% in the current fiscal year versus 12.5% in the prior fiscal year. Partially offsetting this improvement was a decline in the Construction Services segment’s gross margin, which was 10.5% in fiscal 2007 versus 9.5% in fiscal 2008.

Consolidated SG&A expenses increased $2.6 million in the third quarter of fiscal 2008 to $10.9 million from $8.3 million in the same quarter of fiscal 2007. The increase was primarily caused by higher employee-related expenses and facility costs as the Company added staff to meet the demands of current and expected future growth domestically and in Western Canada. SG&A expense as a percentage of revenue increased to 6.0% in the third quarter of fiscal 2008 compared to 4.9% in the third quarter of fiscal year 2007.

Interest expense decreased to $0.2 million in fiscal 2008 compared to $0.5 million in fiscal 2007. The decline of $0.3 million was primarily due to reduced amortization of prepaid interest on the convertible notes and lower amortization of debt issuance costs. Current year interest expense was primarily related to the amortization of deal fees on the senior revolving credit facility and interest on short-term borrowings under this facility.

Income before income tax expense decreased to $10.0 million in fiscal 2008 from income of $10.3 million in fiscal 2007. This $0.3 million decline occurred primarily due to greater SG&A expenses despite improved gross profits.

The effective tax rate of 39.9% for the third quarter of fiscal 2008 was consistent with the effective tax rate experienced for the third quarter of fiscal 2007, which was 40.0%.

Net income for fiscal 2008 fell to $6.0 million, or $0.22 per fully diluted share, versus net income in fiscal 2007 of $6.2 million, or $0.24 per fully diluted share.

Construction Services

Construction Services revenues for the third quarter 2008 were $119.5 million compared to $103.3 million in the same period a year earlier. The $16.2 million increase was primarily a result of higher Specialty revenues, where third quarter revenues were $24.0 million compared to $10.4 million a year earlier, and higher Aboveground Storage Tank revenues, which improved to $51.1 million, from $42.8 million for the year-earlier period. In addition, Downstream Petroleum revenues experienced a marginal increase of 3.9% or $1.5 million. These improvements were partially offset by Electrical and Instrumentation revenues which fell $7.2 million to $4.7 million from $11.9 million in the year-earlier period.

Gross profit increased from $10.8 million in fiscal 2007 to $11.4 million in fiscal 2008. The improvement of $0.6 million was a result of the 15.7% increase in revenues, which was largely offset by a decline in gross margins attributable to an additional $2.5 million pre-tax charge for cost overruns related to a LNG construction project in the Gulf Coast Region. The additional cost overruns are primarily attributable to the Company incurring additional costs in order to meet the required mechanical completion dates for each tank despite continued harsh weather conditions. Construction Services gross margins dropped from 10.4% in fiscal 2007 to 9.5% in fiscal 2008 as a result of this additional charge.

Operating income and income before income tax expense were $5.1 million and $5.0 million in fiscal 2008 compared to $6.2 million and $6.0 million, respectively, in fiscal 2007.

Repair and Maintenance Services

Repair and Maintenance Services revenues were $61.6 million in the third quarter of 2008 versus $65.4 million in the same quarter in 2007. The decrease was primarily a result of lower Downstream Petroleum revenues, where third quarter revenues were $19.2 million compared to $26.8 million a year earlier, and by Electrical and Instrumentation revenues, which fell to $3.4 million, from $8.8 million for the year-earlier period. These declines were largely offset by Aboveground Storage Tank revenues which rose 30.5% to $38.9 million compared to $29.8 million in the year-earlier period.

Gross Profit increased from $8.2 million in fiscal 2007 to $9.6 million in fiscal 2008 while gross margins improved to 15.7% versus 12.5% in the third quarter a year ago. Repair and Maintenance Services’ gross margins benefited from greater levels of high margin callout work, particularly in Aboveground Storage Tank.

Operating income and income before income tax expense were each $5.1 million in fiscal 2008 compared to $4.5 million and $4.3 million, respectively, in fiscal 2007.

Nine Months Ended February 29, 2008 Compared to Nine Months Ended February 28, 2007

Consolidated

Consolidated revenues were $537.2 million in fiscal 2008, an increase of $75.3 million, or 16.3%, from consolidated revenues of $461.9 million for fiscal 2007. The improvement in consolidated revenues resulted from an increase of $71.2 million in Construction Services revenues combined with growth of $4.1 million in Repair and Maintenance Services revenues.

Consolidated gross profit decreased from $54.1 million in fiscal 2007 to $51.2 million in fiscal 2008. The decline of $2.9 million, or 5.4%, occurred despite the 16.3% growth in revenues due to the Construction Services segment experiencing low gross margins. Consolidated gross margins decreased from 11.7% in fiscal 2007 to 9.5% in fiscal 2008 due to lower margins in the Construction Services segment, which fell to 5.4% in the current fiscal year versus 10.9% in the prior fiscal year. Partially offsetting this decline was an improvement in the Repair and Maintenance Services segment, where the overall gross margin increased from 12.9% in fiscal 2007 to 16.3% in fiscal 2008.

Consolidated SG&A expenses increased $6.1 million in fiscal 2008 to $30.8 million from $24.7 million for fiscal 2007. The increase was primarily caused by higher employee-related expenses and facility costs resulting from the cost of additional hires and related benefits to meet the demands of current and anticipated growth domestically and in Western Canada. SG&A expense as a percentage of revenue increased to 5.7% in fiscal 2008 compared to 5.3% in the prior fiscal year as the benefit from the 16.3% growth in revenues largely offset the increase in SG&A expenses.

Interest expense decreased to $0.8 million in fiscal 2008 compared to $2.0 million in fiscal 2007. This decline of $1.2 million was primarily due to reduced amortization of prepaid interest on the convertible notes and lower amortization of debt issuance costs. Current year interest expense was primarily related to the amortization of deal fees on the senior revolving credit facility and interest on short-term borrowings under this facility.

Income before income tax expense decreased to $19.7 million in fiscal 2008 from $27.9 million in fiscal 2007. The $8.2 million decrease was due to lower gross margins realized in the Construction Services segment combined with increased SG&A expenses partially offset by improved gross profit in the Repair and Maintenance Services segment and a decline in interest expense.

The effective tax rates for fiscal 2008 and fiscal 2007 were 36.4% and 38.2%, respectively. The fiscal 2008 tax rate was reduced due to a $0.7 million tax benefit resulting from the continuing assessment of the realizability of state investment tax credits. The fiscal 2007 reduced rate was impacted by the utilization of losses on disputed contracts, the tax benefits of which had been reserved as a valuation allowance in previous years.

Net income for fiscal 2008 fell to $12.5 million, or $0.46 per fully diluted share, versus net income in fiscal 2007 of $17.2 million, or $0.67 per fully diluted share.

Construction Services

Revenues for the Construction Services segment were $334.6 million, compared with $263.4 million for the nine months ending February 28, 2007. The increase was primarily due to higher construction work in Downstream Petroleum, where revenues for the nine month period increased 44.1% to $112.8 million versus $78.3 million for the same nine month period last year. The increase was also driven by higher Aboveground Storage Tank revenues, which increased 25.0% to $148.9 million in the recent nine month period, versus $119.1 million a year earlier, and by higher Specialty revenues, which gained 43.7% to $60.8 million in the recent nine month period compared to $42.3 million a year earlier. These increases were partially offset by Electrical and Instrumentation revenues which fell $11.6 million.

Gross profit decreased from $28.6 million in fiscal 2007 to $18.2 million in fiscal 2008 despite the increase in revenues due to a decline in gross margins which dropped from 10.8% in fiscal 2007 to 5.4% in fiscal 2008. This decline in gross profit of $10.4 million was a result of $20.0 million of pre-tax charges for cost overruns related to a LNG construction project in the Gulf Coast Region. The cost overruns were primarily attributable to higher craft turnover and continued productivity and construction-related issues on an increasingly compressed schedule for the remaining portions of the project. Our remaining Construction Services projects are experiencing higher margins than those recognized in the prior fiscal period.

Operating loss and loss before income tax expense were $0.2 million and $0.7 million, respectively, in fiscal 2008 versus operating income and income before income tax expense of $15.1 million and $14.2 million in fiscal 2007.

Repair and Maintenance Services

Revenues for Repair and Maintenance Services rose $4.1 million, or 2.1%, to $202.6 million, for the nine month period ending February 29, 2008, from $198.5 million for the nine month period ending February 28, 2007. The increase was primarily due to higher Aboveground Storage Tank revenues, which rose 39.2% to $124.9 million, versus $89.7 million for the same nine month period last year. This increase was largely offset by lower Downstream Petroleum revenues, which fell 25.4% to $66.6 million in the nine month period, from $89.3 million in the same nine month period last year, and by Electrical and Instrumentation revenues, which fell $8.4 million to $11.1 million in the nine month period from $19.5 million in the same nine month period last year.

Gross margins improved to 16.3% in fiscal 2008 as compared to gross margins of 12.9% in fiscal 2007 while gross profit improved from $25.6 million in fiscal 2007 to $33.0 million in fiscal 2008. Repair and Maintenance Services’ gross margins benefited from continued high levels of callout work, particularly in our Aboveground Storage Tank market.

Operating income and income before income tax expense climbed to $20.6 million and $20.5 million, respectively, in fiscal 2008 compared to $14.4 million and $13.7 million produced in fiscal 2007. This improvement was due to improved margins.

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

In the first quarter of fiscal 2008, we performed an assessment of our backlog recognition policy, specifically, to review and assess our interpretation of what constitutes a firm contract. In performing our analysis, we considered the predictability and certainty of future revenues both in timing and amount. Based on our analysis and consistent with predominant industry practice, we concluded that certain time and material and maintenance contracts that were previously excluded from backlog meet the definition of a firm contract, and therefore, are now included in our reported backlog amounts. We have modified our definition of contracts includable in backlog and will now include expected revenue from the following contract types:

•	fixed-price arrangements;

•	minimum customer commitments on cost plus arrangements; and

•	certain time and material contracts in which the estimated contract value is firm or can be estimated with a reasonable amount of certainty in both timing and amounts.

The following provides a rollforward of our backlog for the three-months ended February 29, 2008:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Backlog as of November 30, 2007	$372,636	$113,663	$486,299
New backlog awarded	105,113	74,278	179,391
Revenue recognized on contracts in backlog	(119,542)	(61,578)	(181,120)

Backlog as of February 29, 2008	$358,207	$126,363	$484,570

At February 29, 2008, the Construction Services segment had a backlog of $358.2 million, as compared to $372.6 million at November 30, 2007. The decrease in backlog of $14.4 million relates to a decrease of $20.7 million in Specialty, a decrease of $10.9 million in Downstream Petroleum, a decrease of $4.2 million in Aboveground Storage Tank partially offset by an increase of $21.4 million in Electrical and Instrumentation. The backlog at February 29, 2008 and November 30, 2007 for the Repair and Maintenance Services segment was $126.4 million and $113.7 million, respectively. The increase in backlog of $12.7 million includes an increase in Aboveground Storage Tank of $8.2 million, an increase of $4.0 million in Downstream Petroleum and an increase of $0.5 million in Electrical and Instrumentation.

The following provides a rollforward of our backlog for the nine-months ended February 29, 2008:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Backlog as of May 31, 2007	$313,837	$42,566	$356,403
Impact of change in method	35,417	68,210	103,627
New backlog awarded	343,547	218,174	561,721
Revenue recognized on contracts in backlog	(334,594)	(202,587)	(537,181)

Backlog as of February 29, 2008	$358,207	$126,363	$484,570

At February 29, 2008, the Construction Services segment had backlog of $358.2 million, as compared to backlog of $349.3 million at May 31, 2007. The increase in backlog of $8.9 million relates to an increase of $39.4 million in Aboveground Storage Tank, an increase of $21.8 million in Electrical and Instrumentation, partially offset by decreases of $4.1 million and $48.2 million in Downstream Petroleum and Specialty, respectively. The backlog at February 29, 2008 and May 31, 2007 for the Repair and Maintenance Services segment was $126.4 million and $110.8 million, respectively. The increase in backlog of $15.6 million includes an increase in Downstream Petroleum of $6.3 million, an increase in Electrical and Instrumentation of $0.9 million and an increase of $8.4 million in Aboveground Storage Tank.

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

EBITDA for the three and nine-month periods ended February 29, 2008 was $12.4 million and $26.5 million respectively, compared to EBITDA of $12.3 million and $34.4 million for the three and nine-month periods ended February 28, 2007. A reconciliation of EBITDA to net income follows:

	Three Months Ended		Nine Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
	(In thousands)		(In thousands)
Net income	$6,002	$6,150	$12,548	$17,232
Interest expense, net	157	396	703	1,843
Provision for income taxes	3,989	4,101	7,197	10,650
Depreciation and amortization	2,217	1,664	6,030	4,695

EBITDA	$12,365	$12,311	$26,478	$34,420

Financial Condition & Liquidity

Overview

We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity in the first nine months of fiscal 2008 were cash flows from operations and borrowings under our senior revolving credit facility. Although we routinely borrow under our senior revolving credit facility, there were no outstanding borrowings at February 29, 2008. At February 29, 2008, cash on hand totaled $8.3 million and availability under the senior revolving credit facility totaled $66.6 million resulting in total liquidity of $74.9 million.

Factors that routinely impact our short-term liquidity include, but are not limited to:

•	Changes in working capital

•	Contract terms that determine the timing of billings to customers and the collection of those billings

•	Some cost plus and fixed price customer contracts are billed based on milestones which may require us to incur significant expenditures prior to collections from our customers.

•	Time and material contracts are normally billed in arrears. Therefore, we are routinely required to carry these costs until they can be billed and collected.

•	Some of our clients for large construction projects require retentions which can be significant and may have a material impact on liquidity if collection is delayed.

•	Significant capital expenditures

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

Cash Flows from Operating Activities

Operations generated $24.5 million in cash in the first nine months of fiscal 2008. The cash generated from operations was due to profitable operating results and a favorable change in working capital. The favorable change in working capital primarily relates to a decrease in costs in excess of $5.2 million and an increase in billings in excess of $13.6 million partially offset by an increase in receivables of $10.7 million. The fluctuations are primarily due to the following:

•	Costs in excess – The decrease is primarily due to favorable billing terms and a reduction of unbilled costs.

•	Billings in excess – The increase is mainly due to increased operating activity and the timing of billings on our projects.

•

Receivables – The increase is primarily due to the timing of billings, increased operating activity, and higher retention amounts. Our receivable aging continues to be favorable and we do not expect significant collection problems.

Cash Flows from Investing Activities

Investing activities used $12.8 million in cash in the first nine months of fiscal 2008. This was due to capital expenditures of $13.1 million partially offset by proceeds from asset sales of $0.3 million. Capital expenditures included $6.4 million for the purchase of construction equipment, $1.9 million for transportation equipment, $1.8 million for furniture and fixtures, and $3.0 million for land and buildings. We also routinely acquire assets utilizing capital leases. Assets acquired through capital leases totaled $0.6 million in the first nine months of fiscal 2008 and are reported as non-cash additions to Property, Plant and Equipment.

The fiscal 2008 capital budget of $31.1 million, which was approved at the beginning of fiscal 2008, included $13.4 million of capital to replace equipment, $12.6 million of capital to increase fabrication capacity and to equip additional construction and maintenance crews in targeted growth markets, and $5.1 million of capital to purchase, expand or improve facilities to address the Company’s need for additional office and shop space. Based on our current capital projections, we now expect our capital spending to be between $19.0 million and $21.0 million. The reduction in capital spending is primarily due to the deferral of certain projects into fiscal 2009 as well as fiscal 2008 capital requirements being less than anticipated. Any reductions to our fiscal 2008 capital budget or deferral of capital expenditures is not expected to impact our fiscal 2008 results or limit our future opportunities.

Cash Flows from Financing Activities

Financing activities used $13.0 million in cash in the first nine months of fiscal 2008. This was primarily due to open market treasury stock purchases of $12.8 million, treasury stock purchases made in conjunction with the issuance of deferred shares of $0.7 million, and capital lease payments of $0.7 million partially offset by the proceeds from the issuance of common stock caused by the exercise of stock options of $0.6 million, and the tax benefit received as a result of these option exercises of $0.6 million.

Senior Revolving Credit Facility

The senior revolving credit facility is primarily used to fund short-term changes in working capital and issuance of letters of credit. The total capacity of the facility at February 29, 2008 was $75.0 million with $8.4 million outstanding for letters of credit that have been issued to support certain workers’ compensation insurance programs and to secure the final payment under the acquisition note payable. Subsequent to February 29, 2008, the outstanding letters of credit were reduced by $3.5 million, of which $2.8 million was released upon final payment of the acquisition payable and $0.7 million related to a reduction in the collateral required for a workers’ compensation insurance program. After these reductions, the outstanding letters of credit totaled $4.9 million.

Availability under our senior credit facility is as follows:

	February 29, 2008	May 31, 2007
	(In thousands)
Senior credit facility - revolver	$75,000	$75,000
Amounts borrowed	—	—
Letters of credit	8,395	8,575

Availability under senior credit facility	$66,605	$66,425

The facility contains customary negative covenants including limits on other indebtedness, operating and capital lease obligations, asset sales, dividends and certain other distributions. The facility also contains financial covenants that require us to maintain certain financial ratios. Any failure to comply with the financial and other covenants in our senior revolving credit facility could result in an event of default which could reduce our liquidity and our ability to issue new letters of credit. We are currently in compliance with all covenants and have full availability under the facility.

Acquisition Payable

As part of an acquisition in fiscal 2003, the Company entered into an acquisition payable for a portion of the purchase price. The acquisition payable is recorded at $2.8 million at February 29, 2008 and is accreted for the change in its present value each period utilizing a 5.1% effective interest rate. On March 7, 2008 the Company paid $2.2 million, the remaining $0.6 million will be paid on behalf of the sellers to certain taxing agencies.

New Operating Lease

On November 16, 2007 the Company entered into an operating lease on a facility that will be used primarily as the corporate headquarters. The lease term is for 89 months and will begin upon occupancy of the facility, which the Company expects to be in the first quarter of fiscal 2009. Total minimum lease payments are $4.6 million and will begin 6 months after occupancy.

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

Stock Repurchase Program

In October 2000, the Board of Directors authorized a stock buyback program, which permitted the purchase of up to 20% (i.e., 3,447,506 shares) of our common stock outstanding at that time. To date, Matrix Service has purchased 2,846,782 shares under the program and has authorization to purchase an additional 600,724 shares. During the third quarter of fiscal 2008, the Company purchased 729,982 shares at an average price of $17.59. In addition to the stock buyback program, Matrix Service may withhold shares of common stock to satisfy the tax withholding obligation upon vesting of an employee’s deferred shares. The Company withheld 23,192 shares of common stock during the nine months ended February 29, 2008 for this obligation. In addition to shares that may be repurchased in conjunction with the future issuance of deferred shares, Matrix Service has and may continue to repurchase shares under the stock buyback program if the Company determines the purchase is accretive to earnings per share. The Company has 1,891,600 treasury shares at February 29, 2008 and intends to utilize these treasury shares solely for the satisfaction of stock issuances under the Company’s stock plans.

Outlook

Business continues to be strong particularly in the Aboveground Storage Tank and Downstream Petroleum industries, which experienced a combined year-over-year revenue increase of more than 20%. Backlog stood at $484.6 million at February 29, 2008, with new awards of nearly $562 million through the first nine months of this fiscal year. In the Aboveground Storage Tank, Downstream Petroleum, and Electrical and Instrumentation industries, we have seen backlog growth of nearly $73 million, or 18.4% from May 31, 2007 to February 29, 2008. Recently, we renewed a refinery maintenance contract, which is expected to generate revenues in excess of $150 million over the next three years and added a new alliance agreement associated with our work in Aboveground Storage Tanks.

We see a strong finish to our fiscal year. We expect fiscal 2008 revenue to be between $720.0 million and $740.0 million, and expect to see annual gross margins in the range of 10% to 11% and annual SG&A expense between 5.5% and 6.0% of consolidated revenues.

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

These forward-looking statements may include, among others, such things as:

•	amounts and nature of future revenues and margins from our Construction Services segment and Repair and Maintenance Services segment;

•	our ability to generate sufficient cash from operations, borrow under our senior revolving credit facility or raise cash in order to meet our short and long-term capital requirements;

•	our ability to continue to comply with the financial covenants in our Credit Agreement;

•	our ability to collect amounts billed to our customers and the adequacy of our reserves for accounts receivable;

•	the adequacy of our reserves for contingencies and insurance losses;

•	the likely impact of new or existing regulations on the demand for our services; and

•	expansion and other development trends of the industries we serve.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2008. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended February 29, 2008.

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

Issuer Purchases of Equity Securities

In October 2000, the Board of Directors authorized a stock buyback program, which permitted the purchase of up to 20% (i.e., 3,447,506 shares) of the common stock outstanding at that time. To date, Matrix Service has purchased 2,846,782 shares under the program and has authorization to purchase an additional 600,724 shares.

The Company intends to utilize these purchased treasury shares solely for the satisfaction of stock issuance under the 1990, 1991 and 2004 stock plans and the 1995 Nonemployee Directors’ Stock Option Plan:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Shares That May Yet Be Purchased Under the Plans or Programs
December 1 – 31, 2007	—	$—	2,116,800	1,330,706
January 1 – 31, 2008	350,683	$17.28	2,467,483	980,023
February 1 – 29 2008	379,299	$17.88	2,846,782	600,724

Total	729,982	$17.59

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

MATRIX SERVICE COMPANY

Date: April 3, 2008	By:	/s/ Kevin S. Cavanah
Kevin S. Cavanah, Vice President-Accounting and Financial Reporting signing on behalf of the registrant and as the registrant’s principal accounting officer

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