Form 10-K
period 2008-05-31
MATRIX SERVICE CO
filed 2008-08-05
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 1-15461

MATRIX SERVICE COMPANY

(Exact name of registrant as specified in its charter)

Delaware	73-1352174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5100 E. Skelly Drive, Suite 700 Tulsa, Oklahoma	74135
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” , “large accelerated filer” and “smaller reporting company” in Rule 12 b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately

$691 million.

The number of shares of the registrant’s common stock outstanding as of August 4, 2008 was 26,062,617 shares.

Documents Incorporated by Reference

Certain sections of the registrant’s definitive proxy statement relating to the registrant’s 2008 annual meeting of stockholders, which definitive proxy statement will be filed within 120 days of the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

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

These forward-looking statements include, among others, such things as:

•	amounts and nature of future revenues and margins from our Construction Services and Repair and Maintenance Services segments;

•	our ability to generate sufficient cash from operations or to raise cash in order to meet our short and long-term capital requirements;

•	our ability to comply with the covenants in our credit agreement;

•	the likely impact of new or existing regulations or market forces on the demand for our services; and

•	expansion and other development trends of the industries we serve.

These statements are based on certain assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in Item 1A of this Annual Report and listed from time to time in our filings with the Securities and Exchange Commission;

•	economic, market or business conditions in general and in the oil and gas, power, and petrochemical industries in particular;

•	changes in laws or regulations; and

•	other factors, many of which are beyond our control.

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

BACKGROUND

Matrix Service Company was incorporated in the State of Delaware in 1989. We provide construction services and repair and maintenance services primarily to the energy and energy related industries. As a full service industrial contractor, we strive to provide our clients a high degree of safety, quality and service utilizing our qualified professionals, technical expertise, skilled craftsmen, and overall project management expertise. To serve clients efficiently and effectively, Matrix Service operates regional offices throughout the United States and Canada. We have separate union and merit subsidiaries, which allows us to serve customers on both a union and a merit basis.

We are licensed to operate in all fifty states and in certain Canadian provinces. Our headquarters are in Tulsa, Oklahoma, and we have regional operating facilities in California, Delaware, Illinois, Michigan, Oklahoma, Pennsylvania, Texas and Washington in the United States and Ontario, Alberta, and New Brunswick in Canada. Our principal executive offices are located at 5100 E. Skelly Drive, Suite 700, Tulsa, Oklahoma 74135. Our telephone number is (918) 838-8822. Unless the context otherwise requires, all references herein to “Matrix Service”, “Matrix Service Company”, the “Company” or to “we”, “our”, and “us” are to Matrix Service Company and its subsidiaries.

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

In addition, we currently make available on www.matrixservice.com our annual reports to stockholders. Adobe Acrobat Reader software is required to view these documents, which are in PDF format. A link to Adobe Systems Incorporated’s Internet site, from which the software can be downloaded, is provided.

OPERATING SEGMENTS

We have two reportable segments, the Construction Services segment and the Repair and Maintenance Services segment. See Note 14. Segment Information in the Notes to Consolidated Financial Statements for segment, geographic and market information. We also offer services to our customers where our two business segments work together to provide a combination of services. Customers utilize our services to construct or expand operating facilities, improve operating efficiencies, maintain existing facilities and to comply with stringent environmental and safety regulations. Our services range in duration from short—term to multiple year contracts and are provided on a project by project basis or as part of long—term preferred provider relationships and alliances. We are able to provide services and respond to our customer’s requirements for both union and merit shop operations.

Construction Services

Our Construction Services segment provides turnkey and specialty construction to many industries. Our scope of services includes civil/structural, mechanical, piping, electrical, instrumentation, millwrighting, and fabrication. These services are provided for projects of varying complexities, schedule durations, and budgets. Our project experience includes retrofits, modifications and expansions to existing facilities and construction of new facilities.

Repair and Maintenance Services

Our Repair and Maintenance Services segment encompasses a wide range of routine, preventative, and emergency repair and maintenances services. Our ability to provide multiple services allows us to serve as a single source provider to our clients for their repair and maintenance needs.

MARKETS WITHIN OPERATING SEGMENTS

Within these two operating segments we serve four primary markets:

•	Aboveground Storage Tanks

•	Downstream Petroleum

•	Electrical and Instrumentation

•	Specialty

Aboveground Storage Tanks

One of the cornerstones of our business has been, and continues to be, aboveground storage tanks (“AST”). We offer complete engineering, procurement, fabrication, and construction (“EPFC”) services for the bulk storage / terminal industry as well as the refining, petrochemical, pipeline and power industries. We are one of the largest AST constructors in North America. Our expertise includes cone roof tanks, dome roof tanks, open top floating roof tanks, geodesic domes, and specialty tanks.

Every AST project is designed in accordance with applicable industry standards, codes and regulations. With the teams that we have assembled, we have the knowledge and experience to comply with all applicable specifications to ensure that all quality requirements are met. In response to environmental requirements for control of vapor emissions and leak containment, we have developed many unique designs and devices such as floating roof seal systems, dike liners, and other products.

One of our most significant areas of expertise is our turnkey tank and terminal construction service. Our tank design and EPFC services, coupled with our overall construction capabilities allow our clients to be confident that the project will meet safety and quality objectives and be completed within time and budget constraints. As a general contractor, we offer a single point of contact, with the capability to perform the civil and site preparation, foundations, liners, mechanical, piping, structural, tank design, engineering, fabrication and construction.

Our tank repair and maintenance services are a key component of our core business. We are one of the largest tank repair and maintenance contractors in the United States with a reputation for quality, safety and reliability. Our personnel are well versed in American Petroleum Institute (“API”) standards and American Society of Mechanical Engineers (“ASME”) code work in both atmospheric and pressure storage vessels.

AST repair and maintenance services include replacements/repairs to tank bottoms, shells, nozzles, roof structures, steel floating roofs, seals and manways for tanks of all sizes. We provide tank cleaning, foundation repair/replacement and complete tank relocation utilizing air lifting technology.

We also provide environmentally friendly solutions for secondary containment and leak detection. Our product offerings include dikes and liners, steel internal floating roofs, tank double bottoms, and primary and secondary seals. Every product we offer is engineered to meet our customers’ quality specifications.

Downstream Petroleum

Our construction experience in the downstream petroleum market includes refineries, pipelines, petrochemical plants and gas facilities. This includes turnkey construction work, renovations, upgrades and expansion projects. We have developed many long-term relationships with our customers and, as a result, much of our work is repeat business.

Repair and maintenance services for the downstream petroleum industry are typically classified as either refinery maintenance or turnarounds.

Plant maintenance contracts are typically multi-year contracts that provide outsourcing of maintenance management and the multiple crafts necessary to provide routine and preventive maintenance services for a facility. A typical maintenance contract includes planning and scheduling and active participation in or development of reliability programs, including the development of performance metrics. These services generally include both safety implementation and quality assurance /quality control management.

Contracts for planned major maintenance activities are generally of short duration, but require detailed scheduling and advanced planning to assure the availability of qualified personnel and specialty equipment that are needed to complete the work in the shortest possible timeframe. We are committed to delivering all services on time, within budget and schedule constraints, and most importantly, in a safe manner.

Electrical and Instrumentation

We are an experienced leader in electrical construction, instrumentation, and control systems. Our experience spans a wide range of industries including combined cycle power, refining, petrochemical and heavy industrial. In addition to ground-up construction, our management and technical teams perform expansion projects, critical path turnarounds, emergency response and staff augmentation services. We also have expertise in the design and construction of industrial fiber optic and copper cabling for voice, data, control and video systems.

As part of our electrical capabilities, we have the experience and expertise to install complex instrumentation and control systems. This service includes instrument calibration and installation, loop checks, commissioning, and start-up.

Electrical and instrumentation repair and maintenance services include routine and preventative maintenance, emergency response, and outage support for various industries including power, petroleum and petrochemical.

Specialty

Our specialty construction services include liquefied natural gas (“LNG”) and industrial gas projects, power projects, specialty tanks and vessels and related fabrication.

LNG/Industrial Gas Projects/Liquefied Petroleum Gas

Matrix Service engineers, fabricates and constructs refrigerated and cryogenic liquefied gas storage tanks for the storage of ammonia, butane, carbon dioxide, ethane, methane, argon, nitrogen, oxygen, propane and other products. These tanks are utilized by the chemical, petrochemical and gas industries.

Power Projects

Our construction service offerings for the power industry includes stacks, stack liners, ducting, scrubbers, absorbers, and waste to energy facilities. Repair and maintenance services include providing repair, maintenance, and outage services for the power industry. Our onsite maintenance services include routine maintenance that includes cleaning fans, changing out lube oil coolers and maintaining gas turbines, heat recovery steam generators and other plant equipment. We also provide turbine disassembly, inspection and repair assistance.

Specialty Tanks and Vessels

Our specialty tank and vessel expertise includes aerobic/anaerobic digesters, clarifiers, egg shaped digesters, spheres, petroleum scrubbers/absorbers, flare tips, thermal vacuum chambers and other pressure vessels. The tanks and vessels are engineered, fabricated and constructed in adherence with API standards and specifications and ASME codes. These tanks and vessels are used throughout the petroleum, chemical, power, aerospace and waste water industries.

Fabrication

We have facilities which provide large scale fabrication services for our operating units and directly for our customers throughout the United States and Canada. These facilities are staffed with qualified personnel and utilize sophisticated tooling and equipment. Our fabrication facilities specialize in steel plate, structural steel and vessel fabrication utilizing carbon steels, stainless steels and specialty alloy materials. Our largest fabrication facility is centrally located in the United States. This 160,000 sq. ft. facility in Oklahoma is located on the most inland port in the United States with barge, rail and truck access. This facility has the capacity to fabricate new tanks, new tank components and all maintenance, retrofit and repair parts, including fixed roofs, floating roofs, seal assemblies, shell plate and tank appurtenances. This facility is qualified to fabricate equipment in adherence to ASME codes and regulations including pressure vessels, stacks/stackliners, scrubbers, ducting, flare stacks and igniter tips.

OTHER BUSINESS MATTERS

Customers and Marketing

Matrix Service derives a significant portion of its revenues from performing services for major integrated oil companies, independent petroleum refiners, and pipeline, terminal and marketing companies. In fiscal 2008, these customer types accounted for 84.1% of consolidated revenues. The loss of significant work from any of these classes of customers or an overall decline in the petroleum industry would have a material adverse effect on the Company. Matrix Service also performs services for power companies, engineering firms, general contractors, and petrochemical and industrial gas companies. The Company provided services to approximately 350 customers in fiscal 2008. The following table provides a list of any customer that accounted for greater than 10% of either our Construction Services or Repair and Maintenance Services revenue for the twelve months ended May 31, 2008:

	Construction Services		Repair and Maintenance Services		Total
	(In thousands, except percentages)
Plains All American Pipeline LP	$95,941	21.0%	$22,483	8.2%	$118,424	16.2%
Bechtel Group, Inc	61,153	13.4%	24	0.0%	61,177	8.4%
BP PLC	2,024	0.5%	50,836	18.4%	52,860	7.2%

Total	$159,118	34.9%	$73,343	26.6%	$232,461	31.8%

The loss of any of these major customers could have a material adverse effect on the Company.

Matrix Service markets its services and products primarily through its marketing and business development personnel, senior professional staff and its operating management. The marketing personnel concentrate on developing new customers and assisting management with existing customers. We enjoy many preferred provider relationships with customers who award our work through long-term agreements. In addition, we competitively bid many projects. Our projects have durations of one week to several years.

Segment Financial Information

Financial information for our operating segments is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 14. Segment Information of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data”.

Competition

Matrix Service competes with regional and national construction companies in both the Construction Services and Repair and Maintenance Services segments. Competitors generally vary with the markets we serve with few competitors competing in all of the markets we serve or for all of the services we provide. Contracts are generally awarded based on reputation for quality, customer satisfaction, safety record and programs, price and schedule compliance. We believe that our turnkey capability, expertise, experience and reputation for providing safe and timely quality services allow us to compete effectively.

Backlog

We define backlog as the total dollar amount of revenues that we expect to recognize as a result of performing work that has been awarded to us through a signed contract that we consider firm. The following contract types are considered firm:

•	fixed-price arrangements;

•	minimum customer commitments on cost plus arrangements; and

•	certain time and material contracts in which the estimated contract value is firm or can be estimated with a reasonable amount of certainty in both timing and amounts.

For long-term maintenance contracts we include only the amounts that we expect to recognize into revenue over the next 12 months. For all other arrangements we generally calculate backlog as the estimated contract amount less revenues recognized.

The following table provides a rollforward of our backlog from May 31, 2007 to May 31, 2008:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Backlog as of May 31, 2007	$349,254	$110,776	$460,030
New backlog awarded	431,974	306,605	738,579
Revenue recognized on contracts in backlog	(455,887)	(275,414)	(731,301)

Backlog as of May 31, 2008	$325,341	$141,967	$467,308

At May 31, 2008, the Construction Services segment had a backlog of $325.3 million, as compared to a backlog of $349.3 million as of May 31, 2007. The decrease of $24.0 million is due to declines in Specialty of $41.0 million and Downstream Petroleum of $19.3 million, partially offset by increases in Aboveground Storage Tank and Electrical and Instrumentation of $23.3 million and $13.0 million, respectively. The backlog at May 31, 2008 and May 31, 2007 for the Repair and Maintenance Services segment was $142.0 million and $110.8 million, respectively. The increase of $31.2 million was due to increases in Downstream Petroleum of $16.2 million, Aboveground Storage Tank of $10.0 million and Electrical and Instrumentation of $5.0 million. Approximately 93% of our backlog at May 31, 2008 is expected to be completed in fiscal year 2009.

Seasonality

The operating results of the Repair and Maintenance Services segment is subject to significant quarterly fluctuations. Planned maintenance projects at customer facilities are typically scheduled in the spring and the fall when the demand for energy is seasonably lower. As a result, quarterly operating results can fluctuate materially. The Construction Services segment typically has a lower level of operating activity during the winter months and early in the new calendar year because many of our customers’ capital budgets, are spent or have not been finalized. Also, the demand for storage fluctuates, which can have a material impact on AST demand and revenues for the Construction Services segment.

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

Insurance

The Company maintains insurance coverage for various aspects of our operations. However, exposure to potential losses is retained through the use of deductibles, coverage limits and self-insured retentions.

Typically our contracts require us to indemnify our customers for injury, damage or loss arising from the performance of our services and provide for warranties for materials and workmanship. The Company may also be required to name the customer as an additional insured under certain insurance policies up to the limits of insurance available, or we may have to purchase special insurance policies or surety bonds for specific customers or provide letters of credit issued under our credit facility in lieu of bonds to satisfy performance and financial guarantees on some projects. Matrix Service currently maintains a performance and payment bonding line of $ 140.0 million. The Company generally requires its subcontractors to indemnify the Company and the Company’s customer and name the Company as an additional insured for activities arising out of the subcontractors’ presence at the customer’s location. We also require certain subcontractors to provide additional insurance policies, including surety bonds in favor of the Company, to secure the subcontractors’ work or as required by the subcontract.

There can be no assurance that our insurance and the additional insurance coverage provided by our subcontractors will fully protect us against a valid claim or loss under the contracts with our customers.

Employees

As of May 31, 2008, we had 3,202 employees of which 430 were employed in non-field positions and 2,772 were employed in field or shop positions. The number of employees varies significantly throughout the year because of the number, type and size of projects we have in progress at any particular time.

We maintain separate merit shop and union operations. In our union business, we operate under collective bargaining agreements with various unions representing different groups of our employees. Union agreements provide the union employees with benefits including health and welfare, pension, training programs and compensation plans. We have not experienced any significant strikes or work stoppages in recent years. We maintain health and welfare, retirement and training programs for our merit shop and most administrative employees.

Attracting and retaining high quality employees is important to our continued success. We have continued to expand our Professional Development Programs for project managers, engineers and safety professionals. Recruiting and retaining a skilled workforce continues to be a top initiative of the Company.

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

Regulation

Health and Safety Regulations

The operations of the Company are subject to the requirements of the United States Occupational Safety and Health Act (OSHA), comparable state laws and the Canadian Workers’ Compensation Board and its Workplace Health, Safety and Compensation Commission. Regulations promulgated by these agencies require employers and independent contractors who perform construction services, including electrical and repair and maintenance, to implement work practices, medical surveillance systems and personnel protection programs in order to protect employees from workplace hazards and exposure to hazardous chemicals and materials. In recognition of the potential for accidents within various scopes of work, these agencies have enacted very strict and comprehensive safety regulations. The Company has established comprehensive programs for complying with health and safety regulations and protecting the safety of its workers, subcontractors and customers. While the Company believes that it operates safely and prudently, there can be no assurance that accidents will not occur or that the Company will not incur substantial liability in connection with the operation of its business.

Environmental

The Company’s operations are subject to extensive and changing environmental laws and regulations in the United States and Canada. These laws and regulations relate primarily to air and water pollutants and the management and disposal of hazardous materials. The Company is exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or hazardous materials.

In order to limit environmental exposure in the performance of services at customer sites, the Company has purchased contractor’s pollution liability insurance with coverage limits of $10.0 million per occurrence. The Company has purchased pollution liability insurance relating to its operating locations, including fabrication facilities in Oklahoma and California, with coverage limits of $2.0 million per occurrence.

The Company believes that it is currently in compliance, in all material aspects, with all applicable environmental laws and regulations. The Company does not expect any material charges in subsequent periods relating to environmental conditions that currently exist and does not foresee any significant future capital spending relating to environmental matters.

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

Our project managers are involved in most aspects of contracting and contract execution including:

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

Our backlog is subject to unexpected fluctuations, adjustments and cancellations and is, therefore, an uncertain indicator of our future earnings.

Backlog may not be a reliable indicator of our future performance due to the timing of contract awards by our customers. We cannot guarantee that the revenue projected in our backlog will be realized or profitable. Projects may remain in our backlog for an extended period of time. In addition, project cancellations or scope adjustments may occur from time to time with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the revenue and profits that we actually earn. Many of our contracts have termination for convenience provisions in them. Therefore, project terminations, suspensions or scope adjustments may occur from time to time with respect to contracts in our backlog. Finally, poor project or contract performance could also impact our backlog and profits.

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

•

the amount and collectability of claims against customers, third-party suppliers, subcontractors and others for increased costs incurred by us that were caused by the actions or inactions of these parties, such as increased costs due to delays in their performance or to the failure of machinery, equipment and supplies provided by them to perform to agreed specifications;

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

Our failure to comply with one or more of the covenants in our credit facility could result in an event of default. We can provide no assurance that a default could be remedied, or that our creditors would grant a waiver or amend the terms of the credit facility. If an event of default occurs, our lenders could elect to declare all amounts outstanding under the facility to be immediately due and payable, terminate all commitments, refuse to extend further credit, and require us to provide cash to collateralize any outstanding letters of credit. If an event of default occurs and the lenders under the credit facility accelerate the maturity of any loans or other debt outstanding, we may not have sufficient liquidity to repay amounts outstanding under the existing agreement.

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

We are exposed to credit risk from customers. If we experience delays and/or defaults in customer payments, we could suffer liquidity problems or we could be unable to recover all expenditures.

Because of the nature of our contracts, at times we commit resources to customer projects prior to receiving payments form customers in amounts sufficient to cover expenditures on the customer projects as they are incurred. Delays in customer payments may require us to make a working capital investment. If customers default in making payments on projects to which we have devoted significant resources, it could have an adverse effect on our financial position, results of operations and cash flows.

We may need to raise additional capital in the future for working capital, capital expenditures and/or acquisitions, and we may not be able to do so on favorable terms or at all, which would impair our ability to operate our business or achieve our growth objectives.

To the extent that cash flow from operations, together with available borrowings under our credit facility, are insufficient to make future investments, make acquisitions or provide needed additional working capital, we may require additional financing from other sources. Our ability to obtain such additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The principal properties of Matrix Service at May 31, 2008 were as follows:

Location	Description of Facility	Segment	Interest
Tulsa, Oklahoma	Corporate Headquarters	Corporate	Leased

Alton, Illinois	Regional office and warehouse	Repair & Maintenance	Leased

Bellingham, Washington	Regional office and warehouse	Construction and Repair & Maintenance	Owned

Catoosa, Oklahoma	Fabrication facility, regional office and warehouse	Construction and Repair & Maintenance	Owned (1)

Eddystone, Pennsylvania	Regional office and warehouse	Construction and Repair & Maintenance	Leased

Houston, Texas	Regional office and warehouse	Construction and Repair & Maintenance	Owned (2)

Houston, Texas	Regional office	Construction and Repair & Maintenance	Leased (2)

Port Arthur, Texas	Warehouse	Construction and Repair & Maintenance	Leased (2)

Newark, Delaware	Regional office and warehouse	Construction and Repair & Maintenance	Leased

Orange, California	Fabrication facility, regional office and warehouse	Construction and Repair & Maintenance	Owned

Sarnia, Ontario, Canada	Regional office and warehouse	Repair & Maintenance	Owned

Suisun City, California	Regional office and warehouse	Repair & Maintenance	Leased

Temperance, Michigan	Regional office and warehouse	Construction and Repair & Maintenance	Owned

Leduc, Alberta, Canada	Regional office and warehouse	Construction and Repair & Maintenance	Leased

(1)	Facilities were constructed by the Company in 2002 and 2003 on land acquired through the execution of a 15 year ground lease with renewal provisions for five additional terms of five years each.
(2)	The Company is in the process of relocating its Houston regional office to a leased facility in Houston and relocating its Houston warehouse to the Port Arthur location.

In addition to the locations listed above, Matrix Service has temporary office facilities at numerous customer locations throughout the United States and Canada.

Item 3.	Legal Proceedings

The information called for by this item is provided in Note 8. Contingencies, of the Notes to Consolidated Financial Statements included in Part II, Item 8., which information is incorporated by reference into this item.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock trades on the Global Market System of the National Association of Securities Dealers, Inc. Automated Quotation System (“NASDAQ”). The trading symbol for our Common Stock is “MTRX”. The following table sets forth the high and low sale prices for our Common Stock as reported by NASDAQ for the periods indicated:

	Fiscal Year 2008		Fiscal Year 2007
	High	Low	High	Low
First quarter	$29.11	$16.99	$13.35	$10.63
Second quarter	30.32	17.74	16.00	11.89
Third quarter	28.15	17.16	19.60	15.10
Fourth quarter	24.83	16.64	27.19	16.50

As of August 1, 2008, there were 38 holders of record of our common stock. We believe that the number of beneficial owners of our common stock is substantially greater than the number of holders of record.

Dividend Policy

We have never paid cash dividends on our Common Stock, and our credit agreement limits the amount of cash dividends we can pay. We currently intend to retain earnings to finance the growth of our business. Any payment of cash dividends in the future will depend upon our financial condition, capital requirements and earnings as well as other factors the Board of Directors may deem relevant.

Issuer Purchases of Equity Securities

In October 2000, the Board of Directors authorized a stock buyback program, which permitted the purchase of up to 20% (i.e., 3,447,506 shares) of our common stock outstanding at that time. To date, Matrix Service has purchased 2,846,782 shares under the program and has authorization to purchase an additional 600,724 shares. In fiscal 2008, the Company purchased 729,982 shares at an average price of $17.59. In addition to the stock buyback program, Matrix Service may withhold shares of common stock to satisfy the tax withholding obligation upon vesting of an employee’s deferred shares. The Company withheld 23,192 shares of common stock during fiscal 2008 for this obligation. In addition to shares that may be repurchased in conjunction with the future issuance of deferred shares, Matrix Service has and may continue to repurchase shares under the stock buyback program if the Company determines the purchase is accretive to earnings per share. The Company has 1,825,600 treasury shares remaining as of May 31, 2008 and intends to utilize these treasury shares solely for the satisfaction of stock issuances under the Company’s stock plans.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
March 1 to March 31, 2008	—	$—	2,846,782	600,724
April 1 to April 30, 2008	—	—	2,846,782	600,724
May 1 to May 31, 2008	—	—	2,846,782	600,724

Total	—	$—

Item 6.	Selected Financial Data

The summary financial data provided for the five years ended May 31, 2004 to May 31, 2008 was derived from the audited Consolidated Financial Statements. This information should be read together with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements, including the related notes, appearing in Item 8 - Financial Statements and Supplementary Data.

	Fiscal Year Ended May 31,
	2008	2007	2006	2005 (1)	2004
	(In thousands, except percentages and per share data)
Revenues	$731,301	$639,846	$493,927	$439,138	$607,904
Gross profit	75,117	65,886	47,079	31,019	46,313
Gross profit %	10.3%	10.3%	9.5%	7.1%	7.6%
Operating income (loss)	34,551	33,050	17,698	(39,138)	17,519
Operating income (loss) %	4.7%	5.2%	3.6%	(8.9)%	2.9%
Income (loss) before income taxes	33,716	31,114	11,594	(44,458)	15,213
Net income (loss)	21,414	19,171	7,653	(38,830)	9,542
Net income (loss ) %	2.9%	3.0%	1.5%	(8.8)%	1.6%
Earnings (loss) per share-diluted	0.80	0.74	0.35	(2.24)	0.54
Equity per share-outstanding	5.32	4.72	3.67	2.76	4.98
Weighted average shares outstanding diluted	26,875	26,752	25,742	17,327	17,615
Working capital	60,826	51,306	42,656	21,726	63,914
Total assets	274,593	242,909	188,276	202,380	216,274
Long-term debt (including long-term portion of acquisition payable and capital lease obligations)	1,000	836	28,116	34,400	69,823
Total debt (including acquisition payable and capital lease obligations)	2,153	4,301	30,330	79,086	76,551
Capital expenditures	18,302	13,120	5,614	1,430	4,675
Stockholders’ equity	138,700	125,576	76,399	47,985	85,715
Total long-term debt to equity %	0.7%	0.7%	36.8%	71.7%	81.5%
Cash flow provided (used) by operations	45,596	11,358	35,880	4,516	(28,099)

(1)	Fiscal 2005 results include impairment charges of $26.2 million, restructuring charges of $3.7 million, and a receivable writedown of $10.3 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management judgments and estimates including, in certain circumstances, choices between acceptable GAAP alternatives. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. Note 1 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, contains a comprehensive summary of our significant accounting policies. The following is a discussion of our most critical accounting policies, estimates, judgments and uncertainties that are inherent in our application of GAAP.

CRITICAL ACCOUNTING ESTIMATES

Revenue Recognition

Matrix Service records profits on fixed-price contracts on a percentage-of-completion basis, primarily based on costs incurred to date compared to the total estimated contract cost. Matrix Service records revenue on reimbursable and time and material contracts on a proportional performance basis as costs are incurred. Contracts in process are valued at cost plus accrued profits less billings on uncompleted contracts. Contracts are generally considered substantially complete when field construction is completed. The elapsed time from award of a contract to completion of performance may be in excess of one year. Matrix Service includes pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs, when Matrix Service determines that it is responsible for the procurement and management of such cost components on behalf of the customer.

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

As of May 31, 2008 and May 31, 2007, costs and estimated earnings in excess of billings on uncompleted contracts included revenues, for unapproved change orders of $0.8 million and $5.1 million, respectively. At May 31, 2007 costs and estimated earnings in excess of billings on uncompleted contracts included revenues for other claims of $1.5 million. There were no claims included in costs and estimated earnings in excess of billings on uncompleted contracts as of May 31, 2008. Historically, our collections for unapproved change orders and other claims have approximated the amount of revenue recognized.

The following table provides a rollforward of revenue recognized on claims and unapproved change orders. Amounts disclosed for unapproved change orders exclude amounts associated with contract disputes disclosed in Note 8. Contingencies.

	Claims for Unapproved Change Orders	Other Claims	Total
	(In thousands)
Balance at May 31, 2006	$3,845	$523	$4,368
Additions	5,639	1,493	7,132
Collections	(3,921)	(492)	(4,413)
Loss	(434)	(31)	(465)

Balance at May 31, 2007	5,129	1,493	6,622
Additions	3,016	897	3,913
Collections	(6,957)	(1,865)	(8,822)
Loss	(384)	(525)	(909)

Balance at May 31, 2008	$804	$—	$804

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

Legal costs are expensed as incurred.

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. As of May 31, 2008 and May 31, 2007, insurance reserves totaling $8.5 million and $6.4 million, respectively, are included on our balance sheet. These amounts represent our best estimate of our ultimate obligations for asserted claims, insurance premium obligations, and claims incurred but not yet reported at the balance sheet dates. We establish specific reserves for claims using a case by case evaluation of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. Additionally, the actual results of claim settlements could differ from the amounts estimated.

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

We did not record a goodwill impairment for either our Construction Services or Repair and Maintenance Services segments in the three year period ended May 31, 2008. However, we did record an impairment charge of $25.0 million in fiscal 2005 due to declines in operating results at that time and significant contract disputes. Although we do not anticipate a future impairment charge, certain events could occur that might adversely affect the reported value of goodwill. Such events could include, but are not limited to, strategic decisions made in response to economic or competitive conditions, a significant change in the project plans of our customers, the economic condition of the customers and industries we serve, and a material negative change in the relationships with one or more of our significant customers. If our judgments and assumptions change as a result of the occurrence of any of these events or other events that we do not currently anticipate, our expectations as to future results and our estimate of the implied value of one or more of our reporting units also may change.

We define headroom as the percentage difference between each segments’ carrying value and fair value. At May 31, 2008, headroom for the Construction Services segment was 220% and headroom for the Repair and Maintenance Services segment was 74%.

Our significant assumptions, including revenue growth, gross margins, operating and interest expense and other factors, have been reasonably accurate in recent years, but are likely to change in light of the dynamic competitive environment in which we operate. Assuming that all other components of our fair value estimate remain unchanged, a change in the following assumptions would have the following effect on headroom:

•

if the growth rate of estimated revenue decreases one percent from current estimates, headroom for the Construction Services segment would be reduced from 220% to 201% and headroom for the Repair and Maintenance Services segment would be reduced from 74% to 62%;

•

if assumed gross margins decrease one percent, headroom for the Construction Services segment would be reduced from 220% to 174% and headroom for the Repair and Maintenance Services segment would be reduced from 74% to 42%; and

•

if the applicable discount rate increases one percent, headroom for the Construction Services segment would be decreased from 220% to 200% and headroom for the Repair and Maintenance Services segment would be reduced from 74% to 62%.

Recently Issued Accounting Standards

Accounting standards that have recently been issued that may have an effect on our Consolidated Financial Statements include the following.

FIN 48 – Accounting for Uncertainty in Income Taxes

Effective June 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”, as amended (“FIN No. 48”). Upon adoption of FIN No. 48 on June 1, 2007 and as of May 31, 2008, the Company had no material uncertain tax positions and no adjustments to the Company’s financial statements were required.

The Company files federal and various state income tax returns and tax returns in certain foreign jurisdictions. In the Company’s significant tax jurisdictions, the tax years 2005 through 2008 are subject to examination by federal tax authorities and the tax years 2004 through 2008 are subject to examination by state and foreign taxing authorities.

The Company accrues interest and penalties on underpayment of income taxes related to uncertain tax positions as a component of income tax expense in the consolidated statement of income. No amounts were recognized for interest and penalties upon adoption of FIN No. 48 or during the twelve months ended May 31, 2008.

SFAS No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement established a framework for fair value measurements in the financial statements by providing a definition of fair value, guidance on the methods used to estimate fair value and expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is generally applied prospectively. We do not expect the Company’s adoption of SFAS No. 157 to have a material effect on our financial statements.

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the Company’s adoption of SFAS No. 159 to have a material effect on our financial statements.

SFAS No. 141(R) – Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) applies to all business combinations and establishes guidance for recognizing and measuring identifiable assets acquired, liabilities assumed, noncontrolling interests in the acquiree and goodwill. Most of these items are recognized at their full fair value on the acquisition date, including acquisitions where the acquirer obtains control but less than 100 percent ownership in the acquiree. SFAS No. 141(R) also requires transaction costs to be recognized as expense as incurred and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations with an acquisition date in fiscal years beginning after December 15, 2008.

Matrix Service Company

Annual Results of Operations

(Amounts in thousands, except per share data)

	Construction Services	Repair & Maintenance Services	(1) Other	Total
Fiscal Year 2008

Consolidated revenues	$455,887	$275,414	$—	$731,301
Gross profit	33,081	42,036	—	75,117
Operating income (loss)	8,579	25,997	(25)	34,551
Income (loss) before income tax expense	7,950	25,791	(25)	33,716
Net income (loss)	5,483	15,946	(15)	21,414
Earnings per share - diluted				0.80
Weighted average shares outstanding- diluted				26,875

Fiscal Year 2007

Consolidated revenues	$366,160	$273,686	$—	$639,846
Gross profit	29,494	36,392	—	65,886
Operating income (loss)	11,567	21,556	(73)	33,050
Income (loss) before income tax expense	10,394	20,793	(73)	31,114
Net income (loss)	6,498	12,718	(45)	19,171
Earnings per share - diluted				0.74
Weighted average shares outstanding - diluted				26,752

Fiscal Year 2006

Consolidated revenues	$243,725	$250,202	$—	$493,927
Gross profit	20,392	26,687	—	47,079
Operating income (loss)	6,561	11,237	(100)	17,698
Income (loss) before income tax expense	2,536	9,158	(100)	11,594
Net income (loss)	2,168	5,547	(62)	7,653
Earnings per share - diluted				0.35
Weighted average shares outstanding - diluted				25,742

Variances 2008 to 2007

Consolidated revenues	$89,727	$1,728	$—	$91,455
Gross profit	3,587	5,644	—	9,231
Operating income (loss)	(2,988)	4,441	48	1,501
Income (loss) before income tax expense	(2,444)	4,998	48	2,602
Net income (loss)	(1,015)	3,228	30	2,243

Variances 2007 to 2006

Consolidated revenues	$122,435	$23,484	$—	$145,919
Gross profit	9,102	9,705	—	18,807
Operating income (loss)	5,006	10,319	27	15,352
Income (loss) before income tax expense	7,858	11,635	27	19,520
Net income (loss)	4,330	7,171	17	11,518

(1)	Includes items associated with exited operations.

Results of Operations

Overview

The Company has two reportable segments, Construction Services and Repair and Maintenance Services. The majority of the work for both segments is performed in the United States with less than 2.0% of revenues generated in Canada during fiscal 2008. However, the Company does continue to seek opportunities for growth in both the domestic and international markets.

The primary services of our Construction Services segment are aboveground storage tanks for the bulk storage/terminal industry, capital construction for the downstream petroleum industry, specialty construction, and electrical/instrumentation services for various industries. These services, including civil/structural, mechanical, piping, electrical and instrumentation, millwrighting, and fabrication, are provided for projects of varying complexities, schedule durations, and budgets. Our project experience includes renovations, retrofits, modifications and expansions to existing facilities as well as construction of new facilities.

The primary services of our Repair and Maintenance Services segment are aboveground storage tank repair and maintenance services including tank inspection, cleaning and ASME code repairs, planned major and routine maintenance for the downstream petroleum industry, specialty repair and maintenance services and electrical and instrumentation repair and maintenance.

Significant fluctuations in revenues, gross profits and operating results are discussed below on a consolidated basis and for each segment. Revenues fluctuate due to many factors, including the changing product mix and project schedules, which are dependent on the level and timing of customer releases of new business.

Fiscal Year 2008 versus 2007

Consolidated

Consolidated revenues were $731.3 million in fiscal 2008, an increase of $91.5 million, or 14.3%, from consolidated revenues of $639.8 million for fiscal 2007. The improvement in consolidated revenues resulted from increases of $89.7 million in Construction Services revenues and $1.8 million in Repair and Maintenance Services revenues.

Consolidated gross profit increased from $65.9 million in fiscal 2007 to $75.1 million in fiscal 2008. The improvement of $9.2 million, or 14.0% was primarily due to revenue growth of $91.5 million. Consolidated gross margins were unchanged at 10.3% for both fiscal years despite an improvement in the Repair and Maintenance Services segment, where the gross margin grew to 15.3% in the current fiscal year versus 13.3% in the prior fiscal year. Offsetting this improvement was a decline in the Construction Services segment’s gross margin, which was 8.1% in fiscal 2007 versus 7.3% in fiscal 2008.

Consolidated SG&A expenses increased $7.8 million, or 23.8%, in fiscal 2008 to $40.6 million from $32.8 million for fiscal 2007. The increase was primarily caused by higher employee-related expenses and facility costs resulting from the cost of additional hires and related benefits to meet the demands of current and anticipated growth and a bad debt charge caused by the bankruptcy of a customer that is involved in a contract dispute with the Company. SG&A expense as a percentage of revenue increased to 5.6% in fiscal 2008 compared to 5.1% in the prior fiscal year as the benefit from the 14.3% growth in revenues was more than offset by the increase in SG&A expenses.

Interest expense decreased to $0.9 million in fiscal 2008 compared to $2.4 million in fiscal 2007. The decline of $1.5 million was primarily due to the fiscal 2007 conversion to common stock of $25.0 million of convertible notes and lower amortization of debt issuance costs. Current year interest expense was primarily related to the amortization of deal fees on the senior revolving credit facility and interest on short-term borrowings under this facility.

Income before income tax expense increased to $33.7 million in fiscal 2008 from $31.1 million in fiscal 2007. This $2.6 million increase occurred due to higher gross profits and lower interest expense, partially offset by higher SG&A expenses.

The effective tax rates for fiscal 2008 and fiscal 2007 were 36.5% and 38.4%, respectively. The fiscal 2008 tax rate was reduced due to a tax benefit of $0.7 million resulting from the continuing assessment of the realizability of state investment tax credits and other miscellaneous deductions. The fiscal 2007 rate was favorably impacted by the utilization of losses on disputed contracts, the tax benefits of which had been reserved as a valuation allowance in previous years.

Net income for fiscal 2008 grew to $21.4 million, or $0.80 per fully diluted share, versus net income in fiscal 2007 of $19.2 million, or $0.74 per fully diluted share.

Construction Services

Revenues for the Construction Services segment were $455.9 million, compared with $366.2 million in the same period a year earlier. The increase of $89.7 million, or 24.5%, was primarily due to higher Aboveground Storage Tank revenues, which increased 26.4% to $201.4 million in fiscal 2008, versus $159.3 million a year earlier. The increase was also driven by higher revenues in Downstream Petroleum, which increased 29.5% to $156.4 million in fiscal 2008, versus $120.8 million a year earlier, and by higher Specialty revenues, which increased 45.7% to $78.1 million in fiscal 2008 compared to $53.6 million a year earlier. These increases were partially offset by lower Electrical and Instrumentation revenues, which fell $12.4 million.

At May 31, 2008, the Construction Services segment had a backlog of $325.3 million, as compared to a backlog of $349.3 million as of May 31, 2007. The decrease of $24.0 million is due to declines in Specialty of $41.0 million and Downstream Petroleum of $19.3 million, partially offset by increases in Aboveground Storage Tank and Electrical and Instrumentation of $23.3 and $13.0 million, respectively. The decline in Specialty backlog was attributable to the completion of a major LNG construction project in the Gulf Coast region.

Gross profit increased from $29.5 million in fiscal 2007 to $33.1 million in fiscal 2008 due largely to the 24.5% growth in revenues offset partially by reduced gross margins, which fell from 8.1% in fiscal 2007 to 7.3% in fiscal 2008. The gross profit improvement of $3.6 million occurred despite fiscal 2008 results including $20.8 million in pre-tax charges for cost overruns related to an LNG construction project in the Gulf Coast region. In comparison, fiscal 2007 results included pre-tax charges of $11.3 million for this same LNG construction project. The remaining Construction Services projects experienced higher margins in fiscal 2008 than those recognized in the prior fiscal year.

Operating income and income before income tax expense were $8.6 million and $8.0 million in fiscal 2008 compared to $11.6 million and $10.4 million in fiscal 2007.

Repair and Maintenance Services

Revenues for Repair and Maintenance Services were $275.4 million in fiscal 2008 versus $273.7 million in fiscal 2007. The change was due to higher Aboveground Storage Tank revenues, which improved 34.2% to $168.0 million, versus $125.2 million last fiscal year. This increase was largely offset by lower Downstream Petroleum revenues, which fell 26.2% to $89.0 million in fiscal 2008, from $120.6 million in the prior fiscal year, and lower Electrical and Instrumentation revenues, which dropped $9.5 million to $18.4 million in fiscal 2008 from $27.9 million during fiscal 2007.

Backlog at May 31, 2008 and May 31, 2007 for the Repair and Maintenance Services segment was $142.0 million and $110.8 million, respectively. The increase of $31.2 million was due to increases in Downstream Petroleum of $16.2 million, Aboveground Storage Tank of $10.0 million and Electrical and Instrumentation of $5.0 million.

Despite relatively flat year-over-year revenues, gross profit increased from $36.4 million in fiscal 2007 to $42.0 million in fiscal 2008 and gross margins improved from 13.3% during fiscal 2007 to 15.3% in fiscal 2008. Repair and Maintenance Services’ gross margins for fiscal 2008 benefited from high levels of customer call-out work and strong markets, particularly in Aboveground Storage Tank.

Operating income and income before income tax expense increased to $26.0 million and $25.8 million, respectively, in fiscal 2008 compared to $21.6 million and $20.8 million in fiscal 2007.

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

Consolidated gross profit increased from $47.1 million in fiscal 2006 to $65.9 million in fiscal 2007. This improvement of $18.8 million, or 39.9%, was due to the 29.5% growth in revenues combined with greater margins contributed by the Repair and Maintenance Services segment. Consolidated gross margins grew from 9.5% in fiscal 2006 to 10.3% in fiscal 2007 due to an improvement in the Repair and Maintenance Services segment, which grew to 13.3% in the current fiscal year versus 10.7% in the prior fiscal year. This improvement stemmed from effective project execution, more efficient absorption of fixed costs due to the larger revenue base and a continued focus by the Company on managing its contractual risks. In addition, margins were further enhanced by a favorable market and an expanding backlog which allowed Matrix Service to be more selective in its process of procuring projects. Partially offsetting these improvements was a pre-tax charge in fiscal 2007 of $11.3 million, or $0.25 per fully diluted share, resulting from continued cost escalations on a LNG construction project in the Gulf Coast region.

Consolidated SG&A expenses were $32.8 million in fiscal 2007 compared to $29.4 million for fiscal 2006. The increase of $3.4 million was primarily due to employee-related expenses resulting from additional staff hired throughout fiscal 2007 to support our growth combined with additional expense of $1.5 million related to the fair value recognition provisions in SFAS-123(R), “Share-Based Payment”. Partially offsetting this increase was a decline in legal costs of approximately $1.5 million as the Company settled all but one of its significant contract disputes and lower restructuring costs. SG&A expense as a percentage of revenue fell to 5.1% in fiscal 2007 compared to 5.9% in the prior fiscal year as the 29.5% growth in revenues more than offset the increase in SG&A expenses.

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

Backlog increased from $230.1 million at May 31, 2006 to $349.3 million at May 31, 2007. A change in the method used to calculate backlog that led to the inclusion of time and material contracts that had been previously excluded accounted for $35.4 million of the increase, the remaining increase was due to significant awards for the construction of Aboveground Storage Tank capacity at new terminals and terminal expansions.

Gross profit rose from $20.4 million in fiscal 2006 to $29.5 million in fiscal 2007, an improvement of 44.6%. Construction Services gross margins declined from 8.4% in fiscal 2006 to 8.1% in fiscal 2007. This decrease occurred due to a pre-tax charge in fiscal 2007 of $11.3 million on an LNG construction project in the Gulf Coast region. The charge was a result of a difficult post-Katrina labor environment, unforeseen productivity challenges and complexity of design leading to material and equipment cost increases. In addition, weather continued to affect this lump sum project resulting in a more compressed schedule. The loss recognized in fiscal 2007 reflected our best forecast of costs required to achieve our customer’s schedule on the 42.5% of the work remaining to be completed at May 31, 2007.

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

Repair and Maintenance Services backlog increased from $18.3 million at May 31, 2006 to $110.8 million at May 31, 2007, an increase of $92.5 million or 505.5%. An increase of $24.3 million was driven by leveraging our AST construction customers, resulting in new and additional AST repair and maintenance projects. The remaining increase was due to a change in the method used to calculate backlog that led to the inclusion of time and material contracts that had previously been excluded.

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

•

It does not include depreciation expense. Because we use capital assets to generate revenue, depreciation expense is a necessary element of our cost structure. Therefore, any measure that excludes depreciation expense has material limitations.

A reconciliation of EBITDA to net income follows:

	Fiscal Year Ended May 31,
	2008	2007	2006
	(In thousands)
Net income	$21,414	$19,171	$7,653
Interest expense, net	808	2,264	7,677
Provision for income taxes	12,302	11,943	3,941
Depreciation and amortization	8,373	6,500	5,698

EBITDA	$42,897	$39,878	$24,969

Outlook

We expect the strong demand for our core services in the energy market to continue into fiscal 2009. We are focused on diversifying our service offerings and expanding our geographic footprint within the energy and industrial markets. By focusing on project execution, customer service and diversification, we believe that we are well positioned to build upon our recent growth and expect record revenues and net income in fiscal 2009.

FINANCIAL CONDITION AND LIQUIDITY

Overview

We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity in fiscal 2008 were cash flows from operations and borrowings under our senior revolving credit facility. Cash on hand at May 31, 2008 totaled $22.0 million and availability under the senior revolving credit facility totaled $70.4 million, resulting in total liquidity of $92.4 million. Factors that routinely impact our short-term liquidity and may impact our long-term liquidity include, but are not limited to:

•	Changes in working capital

•	Contract terms that determine the timing of billings to customers and the collection of those billings

•	Some cost plus and fixed price customer contracts are billed based on milestones which may require us to incur significant expenditures prior to collections from our customers.

•	Time and material contracts are normally billed in arrears. Therefore, we are required to carry these costs until they can be billed and collected.

•	Some of our large construction projects require retentions.

•	Capital expenditures

•	Strategic investments in new operations

•	Acquisitions of new businesses

•	Purchases of shares under our existing or any future stock buyback program

•	Contract disputes or collection issues resulting from the failure of a significant customer

In the future, we may elect to increase the revolving credit facility or raise additional capital by issuing common stock, convertible notes or term debt as necessary to fund our operations. In fiscal 2009, we expect cash flows from operations to be a significant source of liquidity, which we expect will provide funding for additional investments in capital assets. We will continue to evaluate our working capital requirements and other factors to maintain sufficient liquidity.

Cash Flows from Operating Activities

Operations generated $45.6 million of cash in fiscal 2008 compared to $11.4 million in fiscal 2007. The $34.2 million increase in cash generated from operations was due primarily to a favorable change in operating assets and liabilities of $10.0 million in fiscal 2008, compared to an unfavorable change of $16.0 million in fiscal 2007. Also contributing to the increase was a $2.2 million increase in net income and an increase in non-cash charges of $6.0 million.

Cash Flows from Investing Activities

Investing activities used $17.9 million of cash in fiscal 2008 due to capital expenditures of $18.3 million partially offset by proceeds from asset sales of $0.4 million. Fiscal 2008 capital expenditures were related to the replacement of existing assets, the support of growth in our business and facility expansions. Expenditures totaled $9.4 million for the purchase of construction equipment, $2.6 million for transportation equipment, $2.1 million for furniture and fixtures, and $4.2 million for land and buildings. Assets acquired through capital leases totaled $1.2 million in fiscal 2008 and are reported as non-cash additions to Property, Plant and Equipment in the Consolidated Statement of Cash Flows.

Our Board of Directors has approved a capital budget of $26.4 million for fiscal 2009. Capital required to complete projects in progress at May 31, 2008 totaled $4.7 million, or 18% of the capital budget. Capital to replace, repair or maintain equipment is $7.4 million, or 28% of the capital budget. We expect to invest $12.0 million, or 45% of the capital budget in new assets to increase fabrication capacity and to equip additional construction and maintenance crews in targeted growth markets. The remaining $2.3 million, or 9% of the capital budget is to purchase, expand or improve facilities to address the Company’s need for additional office and shop space.

Cash Flows from Financing Activities

Financing activities used $15.3 million of cash in fiscal 2008. This was primarily due to open market purchases of treasury shares of $12.8 million, payments on the acquisition note of $2.7 million, and capital lease payments of $0.8 million, partially offset by the net proceeds received from stock option and deferred share activity of $1.1 million.

Senior Revolving Credit Facility

The senior revolving credit facility is primarily used to fund short-term changes in working capital and issuance of letters of credit. The total capacity of the facility at May 31, 2008 was $75.0 million with $4.6 million outstanding for letters of credit that have been issued to support certain workers’ compensation insurance programs. The facility contains provisions that allow us to increase the capacity to $100.0 million, with the approval of the administrative agent. The Company currently believes that sufficient liquidity exists but may seek approval to increase the facility to $100.0 million in the future if considered necessary. We believe the senior credit facility provides adequate liquidity and financial flexibility to support our expected growth in fiscal 2009 and beyond.

The facility contains customary negative covenants including limits on other indebtedness, operating and capital lease obligations, asset sales, dividends and certain other distributions. The facility also contains financial covenants that require us to maintain certain financial ratios, including a senior leverage ratio, an asset coverage ratio, a fixed charge coverage ratio and a tangible net worth requirement. Non-compliance with any of these ratios or a violation of other covenants could result in an event of default and reduce availability under the facility. We are currently in compliance with all covenants and have full availability under the facility.

Convertible Notes

Convertible notes with a principal balance of $30.0 million, were issued through a private placement transaction on April 25, 2005. The notes were convertible into shares of our Common Stock at a conversion price of $4.69 per share. In fiscal 2006, $5.0 million of the convertible notes were converted into 1,002,275 shares of our Common Stock. The remaining $25.0 million of notes were converted into 5,292,974 shares of our Common Stock in fiscal 2007.

Acquisition Payable

As part of an acquisition in fiscal 2003, we deferred a portion of the purchase price to be paid in annual installments over five years. The final payment of $2.8 million was due in fiscal 2008. On March 7, 2008, we paid $2.3 million to the seller. An additional $0.4 was paid on behalf of the seller to certain taxing authorities, the remaining $0.1 million will be paid either to or on behalf of the seller to the taxing authorities after final resolution of certain disputed sales and use tax obligations.

Dividend Policy

We have never paid cash dividends on our Common Stock, and the terms of our credit agreement limits the amount of cash dividends we can pay. We currently intend to retain earnings to finance the growth of our business. Any payment of cash dividends in the future will depend upon our financial condition, capital requirements and earnings as well as other factors the Board of Directors may deem relevant.

Treasury Shares

In October 2000, the Board of Directors authorized a stock buyback program, which permitted the purchase of up to 20% (i.e., 3,447,506 shares) of our common stock outstanding at that time. To date, Matrix Service has purchased 2,846,782 shares under the program and has authorization to purchase an additional 600,724 shares. In fiscal 2008, the Company purchased 729,982 shares at an average price of $17.59. In addition to the stock buyback program, Matrix Service may withhold shares of common stock to satisfy the tax withholding obligation upon vesting of an employee’s deferred shares. The Company withheld 23,192 shares of common stock during fiscal 2008 for the obligation. In addition to shares that may be repurchased in conjunction with the future issuance of deferred shares, Matrix Service has and may continue to repurchase shares under the stock buyback program if the Company determines the purchase is accretive to earnings per share. The Company has 1,825,600 treasury shares remaining as of May 31, 2008 and intends to utilize these treasury shares solely for the satisfaction of stock issuances under the Company’s stock plans.

Commitments

As of May 31, 2008, the following commitments were in place to support our ordinary course obligations:

	Commitments by Expiration Period
	Less than 1 Year	1 –3 Years	3 –5 Years	More than 5 Years	Total
	(In thousands)
Letters of credit (1)	$—	$—	$4,648	$—	$4,648
Surety bonds	41,893	5,577	—	—	47,470

Total commitments	$41,893	$5,577	$4,648	$—	$52,118

(1)	All letters of credit are in support of our workers’ compensation insurance programs. The letters of credit are secured by our senior credit facility and are expected to renew annually through the term of the credit facility; therefore, they are reported in the same period that the credit facility expires.

Contractual obligations at May 31, 2008 are summarized below:

	Contractual Obligations by Expiration Period
	Less than 1 Year	1 –3 Years	3–5 Years	More than 5 Years	Total
	(In thousands)
Operating leases	$1,856	$3,736	$3,128	$2,200	$10,920
Capital lease obligations	1,050	1,082	46	—	2,178
Acquisition payable	111	—	—	—	111

Total contractual obligations	$3,017	$4,818	$3,174	$2,200	$13,209

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest rate risk results primarily from our variable rate indebtedness under our senior credit facility, which is influenced by movements in short-term rates. Borrowings under our $75.0 million revolving credit facility are based on an alternate base rate or one, two, three or six month LIBOR as elected by the Company plus an additional margin based on our Senior Leverage Ratio. Although there were no amounts outstanding under the facility at May 31, 2008, we do routinely borrow against our revolving credit line to fund short-term working capital needs. We do not currently utilize interest rate swaps to hedge our interest rate risk; therefore, short-term interest rates could have an impact on future interest expense.

Financial instruments with interest rate risk at May 31, 2008 were as follows:

	Maturity by Fiscal Year
	2009	2010	2011	2012	2013	Total	Fair Value as of May 31, 2008
	(In thousands)
Long-term debt:
Variable rate debt (1)	$—	$—	$—	$—	$—	$—	$—
Acquisition payable (2)	111	—	—	—	—	111	111

(1)	There were no outstanding borrowings under our senior credit facility at May 31, 2008. In fiscal 2008, the weighted average interest rate on our borrowings under our senior credit facility was 7.7%. At the Company’s option, amounts borrowed under the revolving credit facility will bear interest at LIBOR or an alternate base rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The alternate base rate is the greater of the prime rate or the fed funds effective rate plus 0.5%. The additional margin ranges from 0.00% to 0.25% on alternate base rate borrowings and from 1.00% to 1.75% on LIBOR-based borrowings. The Senior Leverage Ratio for the quarter ended May 31, 2008 places the Company in the lowest interest rate tier, resulting in LIBOR and alternative base rate margins of 1.00% and 0.00%, respectively.
(2)	The payment included in the table represents the amount the Company is obligated to pay in the period indicated. The Acquisition payable is recorded at its present value of $0.1 million in the financial statements, and will be paid either to or on behalf of the seller to certain taxing authorities after final resolution of disputed sales and use tax obligations.

Financial instruments with interest rate risk at May 31, 2007 are as follows:

	Maturity by Fiscal Year
	2008	2009	2010	2011	2012	Total	Fair Value as of May 31, 2007
	(In thousands)
Long-term debt:
Variable rate debt (1)	$—	$—	$—	$—	$—	$—	$—
Acquisition payable (2)	2,820	—	—	—	—	2,820	2,653

(1)	There were no outstanding borrowings under our senior credit facility at May 31, 2007. In fiscal 2007, the weighted average interest rate on our borrowings under our senior credit facility was 8.9%. At the Company’s option, amounts borrowed under the revolving credit facility will bear interest at LIBOR or an alternate base rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The alternate base rate is the greater of the prime rate or the fed funds effective rate plus 0.5%. The additional margin ranged from 0% to 0.75% on alternate base rate borrowings and from 1.50% to 2.25% on LIBOR-based borrowings. The Senior Leverage Ratio for the quarter ended May 31, 2007 placed the Company in the lowest interest rate tier, resulting in LIBOR and alternative base rate margins of 1.50% and 0%, respectively.

Effective July 6, 2007, the Company amended the senior credit facility. The amendment reduced the additional margin on alternate base rate borrowings to a range of 0% to 0.25% and reduced the additional margins on the LIBOR based borrowings to a range of 1.00% to 1.75%.

(2)	The payments included in the table represents the amount the Company was obligated to pay in the period indicated. The Acquisition Payable is recorded at its present value of $2.7 million in the financial statements. Accretion is recorded based on an interest rate of approximately 5.1%.

Foreign Currency Risk

Matrix Service has subsidiaries with operations in Canada with the Canadian dollar as their functional currency. Historically, movements in the foreign currency exchange rate have not significantly impacted results. However, growth in our Canadian operations and fluctuations in the Canadian dollar could impact the Company’s financial results in the future. Management has not entered into derivative instruments to hedge foreign currency risk, but periodically evaluates the materiality of our foreign currency exposure. A 10% change in the Canadian dollar against the U. S. dollar would not have had a material impact on the financial results of the Company for the fiscal year ended May 31, 2008.

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

Financial Statement Schedules

The financial statement schedule is filed as a part of this report under Schedule II – Valuation and Qualifying Accounts for the three fiscal years ended May 31, 2008, 2007, and 2006 immediately following Quarterly Financial Data (Unaudited). All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on this assessment, the Company’s management has concluded that the Company’s internal control over financial reporting as of May 31, 2008 was effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Matrix Service Company:

We have audited the internal control over financial reporting of Matrix Service Company and subsidiaries (“the Company”) as of May 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended May 31, 2008 of the Company and our report dated August 5, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

August 5, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Matrix Service Company:

We have audited the accompanying consolidated balance sheets of Matrix Service Company and subsidiaries (the “Company”) as of May 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Matrix Service Company and subsidiaries as of May 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 5, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

August 5, 2008

Matrix Service Company

Consolidated Balance Sheets

(In thousands)

	As of May 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$21,989	$9,147
Accounts receivable, less allowances (2008 - $269; 2007 - $260)	105,858	98,497
Costs and estimated earnings in excess of billings on uncompleted contracts	49,940	45,634
Inventories	4,255	4,891
Deferred income taxes	4,399	3,283
Prepaid expenses	3,357	2,910
Other current assets	809	929

Total current assets	190,607	165,291
Property, plant and equipment, at cost:
Land and buildings	24,268	23,405
Construction equipment	47,370	39,958
Transportation equipment	16,927	14,380
Furniture and fixtures	11,781	10,116
Construction in progress	6,712	1,788

	107,058	89,647
Accumulated depreciation	(49,811)	(43,654)

	57,247	45,993
Goodwill	23,329	23,357
Other assets	3,410	8,268

Total assets	$274,593	$242,909

See accompanying notes.

Matrix Service Company

Consolidated Balance Sheets (continued)

(In thousands, except share data)

	As of May 31,
	2008	2007
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$53,449	$52,144
Billings on uncompleted contracts in excess of costs and estimated earnings	48,709	34,243
Accrued insurance	8,451	6,422
Accrued wages and benefits	14,976	15,442
Income tax payable	2,028	956
Current capital lease obligation	1,042	753
Current portion of acquisition payable	111	2,712
Other accrued expenses	1,015	1,313

Total current liabilities	129,781	113,985

Long-term capital lease obligation	1,000	836
Deferred income taxes	5,112	2,512

Stockholders’ equity:
Common stock - $.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of May 31, 2008 and 2007	279	279
Additional paid-in capital	108,402	104,408
Retained earnings	44,809	23,422
Accumulated other comprehensive income	1,584	967

	155,074	129,076
Less treasury stock, at cost – 1,825,600 and 1,297,466 shares as of May 31, 2008 and 2007	(16,374)	(3,500)

Total stockholders’ equity	138,700	125,576

Total liabilities and stockholders’ equity	$274,593	$242,909

See accompanying notes.

Matrix Service Company

Consolidated Statements of Income

(In thousands, except per share data)

	Fiscal Year Ended May 31,
	2008	2007	2006
Revenues	$731,301	$639,846	$493,927
Cost of revenues	656,184	573,960	446,848

Gross profit	75,117	65,886	47,079
Selling, general and administrative expenses	40,566	32,836	29,381

Operating income	34,551	33,050	17,698

Other income (expense):
Interest expense	(890)	(2,403)	(7,765)
Interest income	82	139	88
Other	(27)	328	1,573

Income before income taxes	33,716	31,114	11,594

Provision for federal, state and foreign income taxes	12,302	11,943	3,941

Net income	$21,414	$19,171	$7,653

Basic earnings per common share	$0.81	$0.83	$0.39

Diluted earnings per common share	$0.80	$0.74	$0.35

Weighted average common shares outstanding:
Basic	26,427	23,056	19,652
Diluted	26,875	26,752	25,742

See accompanying notes.

Matrix Service Company

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Total
					Translation	Derivative
Balances, May 31, 2005	$193	$56,322	$(3,307)	$(5,201)	$44	$(66)	$47,985
Net income	—	—	7,653	—	—	—	7,653
Other comprehensive income
Translation adjustment	—	—	—	—	770	—	770
Derivative activity	—	—	—	—	—	66	66

Comprehensive income							8,489
Conversion of convertible notes (1,002,275 shares)	10	4,291	—	—	—	—	4,301
Issuance of additional common stock (2,307,692 shares)	23	14,859	—	—	—	—	14,882
Exercise of stock options (142,364 shares)	—	74	(30)	389	—	—	433
Tax effect of exercised stock options	—	309	—	—	—	—	309

Balances, May 31, 2006	226	75,855	4,316	(4,812)	814	—	76,399
Net income	—	—	19,171	—	—	—	19,171
Other comprehensive income
Translation adjustment	—	—	—	—	153	—	153

Comprehensive income							19,324
Conversion of convertible notes (5,292,974 shares)	53	23,623	—	—	—	—	23,676
Exercise of stock options (433,920 shares)	—	1,324	(65)	1,312	—	—	2,571
Tax effect of exercised stock options	—	2,132	—	—	—	—	2,132
Stock-based compensation expense	—	1,474	—	—	—	—	1,474

Balances, May 31, 2007	279	104,408	23,422	(3,500)	967	—	125,576
Net income	—	—	21,414	—	—	—	21,414
Other comprehensive income
Translation adjustment	—	—	—	—	617	—	617

Comprehensive income							22,031
Exercise of stock options (165,450 shares)	—	574	(27)	494	—	—	1,041
Tax effect of exercised stock options	—	721	—	—	—	—	721
Stock-based compensation expense	—	2,874	—	—	—	—	2,874
Issuance of deferred shares (59,590 shares)	—	(175)	—	175	—	—	—
Other treasury share purchases (23,192 shares)	—	—	—	(700)	—	—	(700)
Open market purchase of treasury shares (729,982 shares)	—	—	—	(12,843)	—	—	(12,843)

Balances, May 31, 2008	$279	$108,402	$44,809	$(16,374)	$1,584	$—	$138,700

See accompanying notes.

Matrix Service Company

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended May 31,
	2008	2007	2006
Operating activities:
Net income	$21,414	$19,171	$7,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,373	6,500	5,698
Deferred income tax	1,484	(1,442)	1,316
Gain on sale of property, plant and equipment	(6)	(186)	(1,554)
Allowance for uncollectible accounts	1,161	189	587
Stock-based compensation expense	2,874	1,474	—
Accretion on acquisition payable	108	206	271
Amortization of debt issuance costs	152	372	2,660
Amortization of prepaid interest	—	1,069	1,921
Changes in operating assets and liabilities increasing (decreasing) cash:
Receivables	(2,748)	(22,957)	10,946
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,306)	(21,096)	(1,945)
Inventories	636	(1,369)	(990)
Prepaid expenses and other assets	(1,530)	(3,879)	(848)
Accounts payable	963	5,590	9,093
Billings on uncompleted contracts in excess of costs and estimated earnings	14,466	22,166	(348)
Accrued expenses	1,265	4,333	(2,075)
Income tax receivable/payable	1,290	1,217	3,412
Other	—	—	83

Net cash provided by operating activities	45,596	11,358	35,880

Investing activities:
Acquisition of property, plant and equipment	(18,302)	(13,120)	(5,614)
Proceeds from asset sales	452	288	7,046

Net cash provided (used) by investing activities	$(17,850)	$(12,832)	$1,432

See accompanying notes.

Matrix Service Company

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Fiscal Year Ended May 31,
	2008	2007	2006
Financing activities:
Issuance of common stock	$1,041	$2,571	$15,315
Advances under bank credit facility	183,810	126,740	142,601
Repayments of bank credit facility	(183,810)	(126,740)	(185,280)
Payment of debt issuance costs	—	(145)	(929)
Capital lease payments	(775)	(671)	(416)
Repayment of other notes	(2,709)	(1,880)	(1,862)
Tax benefit of exercised stock options and vesting of deferred shares	721	2,132	—
Open market purchase of treasury shares	(12,843)	—	—
Other treasury share purchases	(700)	—	—

Net cash provided (used) by financing activities	(15,265)	2,007	(30,571)

Effect of exchange rate changes on cash	361	29	348

Net increase in cash and cash equivalents	12,842	562	7,089

Cash and cash equivalents, beginning of year	9,147	8,585	1,496

Cash and cash equivalents, end of year	$21,989	$9,147	$8,585

Supplemental disclosure of cash flow information
Cash paid (received) during the period for:
Income taxes	$8,750	$10,034	$(810)
Interest	$529	$723	$3,024
Non-cash investing and financing activities:
Equipment acquired through capital leases	$1,220	$1,316	$1,016
Purchases of property, plant and equipment on account	$484	$142	$711
Conversion of convertible notes	$—	$25,000	$5,000

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

Revenue Recognition

Matrix Service records profits on fixed-price contracts on a percentage-of-completion basis, primarily based on costs incurred to date compared to the total estimated contract cost. Matrix Service records revenue on reimbursable and time and material contracts on a proportional performance basis as costs are incurred. Contracts in process are valued at cost plus accrued profits less billings on uncompleted contracts. Contracts are generally considered substantially complete when field construction is completed. The elapsed time from award of a contract to completion of performance may be in excess of one year. Matrix Service includes pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs, when Matrix Service determines that it is responsible for the procurement and management of such cost components on behalf of the customer.

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

Cash Equivalents

The Company includes as cash equivalents all investments with original maturities of three months or less which are readily convertible into cash. The carrying value of cash equivalents approximates fair value. Approximately $0.3 million of cash as of May 31, 2008 and 2007 is classified as Other Assets as it is restricted for use under an alliance agreement with a customer.

Accounts Receivable

Accounts receivable are carried on a gross basis, less the allowance for uncollectible accounts. The Company grants credit without requiring collateral from its customers that consist primarily of major integrated oil companies, independent refiners and marketers, power companies, petrochemical companies, pipelines, contractors and engineering firms. Although this potentially exposes the Company to the risks of individual customer defaults or depressed cycles in these industries, our contracts require payment as projects progress or advance payment in some circumstances. In addition, in most cases the Company can place liens against the property, plant or equipment constructed or terminate the contract if a material contract default occurs. Management estimates the allowance for uncollectible accounts based on existing economic conditions, the financial condition of its customers and the amount and age of past due accounts. Accounts are written off against the allowance for uncollectible accounts only after all collection attempts have been exhausted.

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

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. As of May 31, 2008 and May 31, 2007, insurance reserves totaling $8.5 million and $6.4 million, respectively, are included in our consolidated balance sheet. These amounts represent our best estimate of our ultimate obligations for asserted claims, insurance premium obligations and claims incurred but not yet reported at the balance sheet dates. We establish specific reserves for claims using case-by-case evaluations of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. Additionally, the actual results of claim settlements could differ from the amounts estimated.

Income Taxes

Deferred income taxes are computed using the liability method whereby deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using presently enacted tax rates.

Stock - Based Compensation

Prior to June 1, 2006, the Company accounted for stock options granted under its stock-based compensation plans (“Plans”) pursuant to the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Therefore, compensation cost for stock options was not recognized in the Consolidated Statement of Income for the fiscal year ended May 31, 2006 because all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Effective June 1, 2006 the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective method. Under this method, compensation cost for all share-based awards is recognized over the requisite service period. As required under the modified-prospective method, results for prior periods have not been restated.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Recent Accounting Standards

FIN 48 – Accounting for Uncertainty in Income Taxes

Effective June 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”, as amended (“FIN No. 48”). Upon adoption of FIN No. 48 on June 1, 2007 and as of May 31, 2008, the Company had no material uncertain tax positions and no adjustments to the Company’s financial statements were required.

The Company files federal and various state income tax returns and tax returns in certain foreign jurisdictions. In the Company’s significant tax jurisdictions, the tax years 2005 through 2008 are subject to examination by federal tax authorities and the tax years 2004 through 2008 are subject to examination by state and foreign taxing authorities.

The Company accrues interest and penalties on underpayment of income taxes related to uncertain tax positions as a component of income tax expense in the consolidated statement of income. No amounts were recognized for interest and penalties upon adoption of FIN No. 48 or during the twelve months ended May 31, 2008.

SFAS No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement established a framework for fair value measurements in the financial statements by providing a definition of fair value, guidance on the methods used to estimate fair value and expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is generally applied prospectively. We do not expect the Company’s adoption of SFAS No. 157 to have a material effect on our financial statements.

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the Company’s adoption of SFAS No. 159 to have a material effect on our financial statements.

SFAS No. 141(R) – Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) applies to all business combinations and establishes guidance for recognizing and measuring identifiable assets acquired, liabilities assumed, noncontrolling interests in the acquiree and goodwill. Most of these items are recognized at their full fair value on the acquisition date, including acquisitions where the acquirer obtains control but less than 100 percent ownership in the acquiree. SFAS No. 141(R) also requires transaction costs to be recognized as expense as incurred and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations with an acquisition date in fiscal years beginning after December 15, 2008.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Note 2. Uncompleted Contracts

Contract terms of the Company’s construction contracts generally provide for progress billings based on project milestones. The excess of costs incurred and estimated earnings over amounts billed on uncompleted contracts is reported as a current asset. The excess of amounts billed over costs incurred and estimated earnings on uncompleted contracts is reported as a current liability. Gross and net amounts on uncompleted contracts are as follows:

	As of May 31,
	2008	2007
	(In thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$982,369	$697,045
Billings on uncompleted contracts	981,138	685,654

	$1,231	$11,391

Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$49,940	$45,634
Billings on uncompleted contracts in excess of costs and estimated earnings	48,709	34,243

	$1,231	$11,391

Accounts receivable at May 31, 2008 and 2007 included retentions to be collected within one year of $16.3 million and $8.6 million, respectively. Contract retentions collectible beyond one year are included in Other Assets on the Consolidated Balance Sheets and totaled $1.7 million at May 31, 2008 and $7.5 million at May 31, 2007. Billings on uncompleted contracts in excess of costs and estimated earnings at May 31, 2008 and May 31, 2007 included an estimated accrued loss of $0.3 million and $3.8 million on a construction project that was partially complete at those dates.

Gulf Coast LNG Project

The Company has recorded a cumulative net loss of $29.8 million on a Gulf Coast construction project for three LNG tanks of which $20.8 was recorded during fiscal 2008. This charge reflects management’s best estimate of the total revenues to be realized, including incentives, and total costs at completion. The current forecast includes actual cost and productivity data as of May 31, 2008 when the project was 99% complete and detailed cost projections for all remaining activity.

The Company successfully achieved the contracted completion date for tank one in February 2008, tank two in March 2008, and the third tank in April of 2008. Retentions have been billed and collected on tanks one and two. Tank three retention is $3.6 million and is scheduled to be billed and collected in the normal course of business.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Note 3. Property Sales and Assets Held for Sale

Asset Sales

In fiscal 2006, the Company completed several sales of excess assets including:

•	A fabrication facility in Tulsa, Oklahoma was sold for $0.7 million. The sale proceeds approximated the book value of the asset.

•

Excess construction equipment was sold for net proceeds of $1.7 million, including $0.2 million for services to be provided in the future. The sale resulted in a gain of approximately $0.6 million and these services have been provided.

•	A fabrication facility and land in Holmes, Pennsylvania was sold for $0.7 million. The asset sale resulted in a gain of approximately $0.4 million.

•

A Bethlehem, Pennsylvania fabrication facility was sold for $3.5 million, $0.5 million of which was in the form of a promissory note bearing interest at 12% per annum. The sale resulted in a gain of $0.4 million. In November 2006, the buyer paid the promissory note in full.

•

The corporate facility at the time was sold and subsequently leased back from the buyer. The net proceeds from the sale were approximately $0.7 million. No gain or loss was recognized on the sale, as the carrying value of the facility approximated the sale proceeds.

Assets Held for Sale

The Company holds excess land located in Orange, California, for which a sale is pending. The carrying value of the excess land at May 31, 2008 was $0.8 million, which approximates the expected proceeds from the pending sale. The land is included in Other current assets on the Consolidated Balance Sheets and is reflected in the Company’s “Other” segment in Note 14.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Note 4. Goodwill

The changes in the carrying amount of goodwill by segment for the fiscal years ended May 31, 2008 and 2007 follow:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Balance at May 31, 2006	$4,315	$19,127	$23,442
Purchase price adjustment	(110)	(47)	(157)
Translation adjustment	—	72	72

Balance at May 31, 2007	4,205	19,152	23,357
Purchase price adjustment	(153)	(65)	(218)
Translation adjustment	—	190	190

Balance at May 31, 2008	$4,052	$19,277	$23,329

The translation adjustment relates to goodwill recorded as a part of a Canadian acquisition. A deferred tax asset valuation allowance relating to an acquisition was reversed that resulted in the goodwill adjustments in both fiscal 2007 and fiscal 2008.

Note 5. Debt

Effective November 30, 2006, the Company entered into a Second Amended and Restated Credit Agreement (“Credit Agreement”), for a five-year, $75.0 million senior revolving credit facility (“Credit Facility”). On July 6, 2007, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement (“Amendment”) which changed certain terms in the Credit Agreement, including extension of the Revolving Credit termination date from November 30, 2011 to November 30, 2012. The Credit Agreement is guaranteed by substantially all of the Company’s subsidiaries and is secured by a lien on substantially all of the Company’s assets The Company may elect to increase the total capacity under the Credit Agreement up to $100.0 million, with the approval of the administrative agent.

Availability under the senior credit facility is as follows:

	May 31, 2008	May 31, 2007
	(In thousands)
Senior credit facility - revolver	$75,000	$75,000
Letters of credit	4,648	8,575

Availability under senior credit facility	$70,352	$66,425

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The Credit Facility may be used for working capital, issuance of letters of credit or other lawful corporate purposes. The Credit Agreement contains customary affirmative and negative covenants that place certain restrictions on the Company, including limits on new debt, operating and capital lease obligations, restrictions on capital expenditures, asset sales and certain distributions, including dividends. Significant financial covenants include the following:

•	Senior Leverage Ratio not to exceed 2.50 to 1.00;

•	Asset Coverage Ratio to be greater than 1.45 to 1.00;

•	Fixed Charge Coverage Ratio to be greater than 1.25 to 1.00; and

•	Tangible Net Worth must be greater than the sum of $55.6 million plus 75% of positive net income after August 31, 2006 and net proceeds from the sale of any equity securities.

At the Company’s option, amounts borrowed under the Credit Facility bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The Alternate Base Rate is the greater of the Prime Rate or the Fed Funds Effective Rate plus 0.5%. The additional margin ranges on the Alternate Base Rate loans are between 0.00% and 0.25% and from between 1.00% and 1.75% on LIBOR-based loans. The Company also pays an Unused Revolving Credit Facility Fee of between 0.175% and 0.375% based on the Senior Leverage Ratio. Since the closing date, the Company has been at the lowest additional margin tier for both LIBOR and Alternate Base Rate loans and the lowest fee tier for the Unused Revolving Credit Facility Fee.

Convertible Notes

Convertible notes with a principal balance of $30.0 million, were issued through a private placement transaction on April 25, 2005. The notes were convertible into shares of our Common Stock at a conversion price of $4.69 per share. In fiscal 2006, $5.0 million of the convertible notes were converted into 1,002,275 shares of our Common Stock. The remaining $25.0 million of notes were converted into 5,292,974 shares of our Common Stock in fiscal 2007.

Note 6. Acquisition Payable

As part of an acquisition in fiscal 2003, the former shareholders of the acquired entity agreed, jointly and severally, to indemnify Matrix Service for damages it may suffer due to breaches of representations and warranties made by the shareholders with respect to, among other things, its employee benefit plans, the ownership, use and condition of its assets and the performance by the acquired company of its contractual obligations, and its obligations under applicable laws, including employment and environmental laws. In order to better assure the payment to Matrix Service of any claims by it for indemnity, $10.0 million of the purchase price was withheld in the form of a deferred purchase price payable to the former shareholders or their designee. As to these matters, Matrix Service may recover its damages only if its claims for damages are made by the due date of the last payment of March 7, 2008, the amount of damages claimed as to any single event exceeds a de minimus amount of $10,000, and only after the aggregate amount of all such claims, excluding de minimus claims, exceeds $250,000.

Matrix Service did not file an indemnification claim under this provision and on March 7, 2008, $2.3 million was paid directly to the seller. An additional $0.4 million was paid on behalf of the seller to certain taxing authorities. The May 31, 2008 balance of $0.1 million will be paid either to or on behalf of the seller to certain taxing authorities after final resolution of disputed sales and use tax obligations.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Note 7. Income Taxes

The components of the provision for income taxes are as follows:

	Fiscal Year Ended May 31,
	2008	2007	2006
	(In thousands)
Current:
Federal	$9,213	$11,321	$1,433
State	1,280	1,786	783
Foreign	325	278	376

	10,818	13,385	2,592
Deferred:
Federal	1,550	(1,007)	958
State	(58)	(434)	411
Foreign	(8)	(1)	(20)

	1,484	(1,442)	1,349

	$12,302	$11,943	$3,941

The difference between the expected income tax provision applying the domestic federal statutory tax rate and the reported income tax provision is as follows:

	Fiscal Year Ended May 31,
	2008	2007	2006
	(In thousands)
Expected provision for Federal income taxes at the statutory rate	$11,801	$10,890	$3,942
State income taxes, net of Federal benefit	1,206	1,120	793
Charges without tax benefit	(26)	529	562
Change in valuation allowance	2	(764)	(1,401)
State investment credits	(538)	—	—
Other	(143)	168	45

Provision for income taxes	$12,302	$11,943	$3,941

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Significant components of the Company’s deferred tax liabilities and assets as of May 31, 2008 and 2007 were as follows:

	As of May 31,
	2008	2007
	(In thousands)
Deferred tax liabilities:
Tax over book depreciation	$5,072	$2,700
Change in tax accounting methods	761	—
Other - net	480	459

Total deferred tax liabilities	6,313	3,159

Deferred tax assets:
Bad debt reserve	105	102
Foreign insurance dividend	132	132
Vacation accrual	354	118
Insurance reserve	2,750	1,101
Noncompete amortization	62	100
Net operating loss benefit and credit carryforwards	3,002	2,564
Valuation allowance	(2,377)	(2,149)
Accrued compensation and pension	550	—
Stock compensation expense on nonvested deferred shares	806	288
Accrued losses	166	1,618
Other - net	50	56

Total deferred tax assets	5,600	3,930

Net deferred tax asset (liability)	$(713)	$771

As reported in the consolidated balance sheets:

	As of May 31,
	2008	2007
	(In thousands)
Current deferred tax assets	$4,399	$3,283
Non-current deferred tax liabilities	(5,112)	(2,512)

Net deferred tax asset (liability)	$(713)	$771

The Company has state operating loss carryforwards, state investment tax credit carryforwards and federal foreign tax credit carryforwards of which a portion relates to an acquisition. The valuation allowance at May 31, 2008 and May 31, 2007 reduces the recognized tax benefit of these carryforwards to an amount that will more likely than not be realized. The carryforwards generally expire between 2017 and 2027.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Note 8. Contingencies

Insurance Reserves

The Company maintains insurance coverage for various aspects of our operations. However, exposure to potential losses is retained through the use of deductibles, coverage limits and self-insured retentions.

Typically our contracts require us to indemnify our customers for injury, damage or loss arising from the performance of our services and provide for warranties for materials and workmanship. The Company may also be required to name the customer as an additional insured under certain insurance policies up to the limits of insurance available, or we may have to purchase special insurance policies or surety bonds for specific customers or provide letters of credit issued under our credit facility in lieu of bonds to satisfy performance and financial guarantees on some projects. Matrix Service currently maintains a performance and payment bonding line of $ 140.0 million. The Company generally requires its subcontractors to indemnify the Company and the Company’s customer and name the Company as an additional insured for activities arising out of the subcontractors’ presence at the customer’s location. We also require certain subcontractors to provide additional insurance policies, including surety bonds in favor of the Company, to secure the subcontractors’ work or as required by the subcontract.

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

Unapproved Change Orders and Claims

As of May 31, 2008 and May 31, 2007, costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of $0.8 million and $5.1 million, respectively. At May 31, 2007 costs and estimated earnings in excess of billings on uncompleted contracts included revenues for other claims of $1.5 million. There were no claims included in costs and estimated earnings in excess of billings on uncompleted contracts at May 31, 2008. Amounts disclosed for unapproved change orders and claims exclude amounts associated with the contract dispute disclosed elsewhere in this Note 8. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers generally will not pay these amounts until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

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

At May 31, 2007, the Company had one remaining contract dispute, with a recorded value of $1.0 million. In March 2000, the Company entered into a joint venture partnership (JV) agreement for the construction of a pulp and paper project for an owner, which was completed late in 2000. The services provided by the JV consisted primarily of a labor contract with the owner supplying the engineering and the majority of the materials to be installed. The claim arises out of a contractual dispute in which the Company believes the JV incurred substantial work because the owner’s planning and engineering on the project was not adequate. The owner did not pay amounts owed. The Company had planned on continuing its collection efforts through arbitration. However, on November 18, 2007, the owner filed for Chapter 11 bankruptcy protection. The Company’s arbitration has been stayed and will not move forward until an order is received from the bankruptcy court to proceed. Based on those events, the Company now believes that collection is unlikely and charged off the receivable in fiscal 2008. The Company will continue to evaluate all available collection alternatives.

Other

The Company and its subsidiaries are named as defendants in various other legal actions and are vigorously defending each of them. It is the opinion of management that none of the known legal actions will have a material adverse impact on the Company’s financial position, results of operations or liquidity.

Note 9. Leases

Operating Leases

The Company is the lessee under operating leases covering real estate, office equipment and vehicles under non-cancelable operating lease agreements that expire at various times. Future minimum lease payments under non-cancelable operating leases that were in effect at May 31, 2008 total $10.9 million and are payable as follows: fiscal 2009 - $1.9 million; fiscal 2010 - $2.0 million; fiscal 2011 - $1.7 million; fiscal 2012 - $1.6 million; fiscal 2013 - $1.5 million and thereafter - $2.2 million. Operating lease expense was $1.9 million, $ 1.2 million and $1.4 million for the years ended May 31, 2008, 2007 and 2006, respectively. Operating lease expense associated with related party leases was $0.3 million for the year ended May 31, 2008, $0.3 million for the year ended May 31, 2007 and $0.4 million for the year ended May 31, 2006.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Capital Leases

The Company leases most of its copiers, printers, and passenger vehicles under various non-cancelable lease agreements. Minimum lease payments have been capitalized and the related assets and obligations recorded using various interest rates. The assets are depreciated on a straight line method over their estimated useful lives. Interest expense is recognized using the effective interest method.

The following table is a summary of future obligations under capital leases:

Minimum Lease Payments
(In thousands)
For the year ending May 31:
2009	$1,050
2010	710
2011	372
2012	46
2013 and thereafter	—

Total Payments	2,178
Amount representing interest	(136)

Total obligation	2,042
Current portion	(1,042)

Long-term capital lease obligation	$1,000

Assets with a cost of $3.9 million have been capitalized under capital lease arrangements. The net book value of these assets at May 31, 2008 is $2.1 million.

Note 10. Stockholders’ Equity

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized, none of which was issued or outstanding at May 31, 2008 or 2007.

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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Private Placement of Common Stock

On October 3, 2005, the Company completed a private placement of approximately 2.3 million shares of common stock. The common stock was sold at $6.50 per share. The net proceeds from the issuance were approximately $14.9 million. The Company used the proceeds to repay a portion of the then outstanding balance on the Company’s revolving line of credit.

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

Treasury Shares

In October 2000, the Board of Directors authorized a stock buyback program, which permitted the purchase of up to 20% (i.e., 3,447,506 shares) of our common stock outstanding at that time. To date, Matrix Service has purchased 2,846,782 shares under the program and has authorization to purchase an additional 600,724 shares. In fiscal 2008, the Company purchased 729,982 shares at an average price of $17.59. In addition to the stock buyback program, Matrix Service may withhold shares of common stock to satisfy the tax withholding obligation upon vesting of an employee’s deferred shares. The Company withheld 23,192 shares of common stock during fiscal 2008 for the obligation. In addition to shares that may be repurchased in conjunction with the future issuance of deferred shares, Matrix Service has and may continue to repurchase shares under the stock buyback program if the Company determines the purchase is accretive to earnings per share. The Company has 1,825,600 treasury shares remaining as of May 31, 2008 and intends to utilize these treasury shares solely for the satisfaction of stock issuances under the Company’s stock plans.

Note 11. Stock-Based Compensation

Total stock-based compensation expense for the years ended May 31, 2008 and 2007 was $2.9 million and $1.5 million, respectively. Measured but unrecognized stock-based compensation expense at May 31, 2008 was $9.8 million, of which $0.8 million related to stock options and $9.0 million related to nonvested deferred shares. These amounts are expected to be recognized as expense over a weighted average period of 2.2 years.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The following table illustrates the pro forma effect on net income and earnings per share for the year ended May 31, 2006 as if the Company had applied the fair value provisions of SFAS No. 123:

Fiscal Year Ended May 31, 2006
(In thousands, except per share amounts)
Net Income as reported	$7,653
Pro forma compensation expense from stock options, net of tax effects	(853)

Pro forma net income	$6,800

Earnings per common share as reported
Basic	$0.39
Diluted	$0.35

Pro forma earnings per common share:
Basic	$0.35
Diluted	$0.32

Plan Information

The Company’s 1990 Incentive Stock Option Plan (the “1990 Plan”), 1991 Incentive Stock Option Plan (the “1991 Plan”), and 2004 Stock Incentive Plan (the “2004 Plan”) provide incentives for officers and other key employees of the Company and the 1995 Nonemployee Directors’ Stock Option Plan (the “1995 Plan”) provided incentives for nonemployee directors. Shareholders have authorized an aggregate of 1,800,000 options, 2,640,000 options, and 500,000 options to be granted under the 1990, 1991 and 1995 Plans, respectively. Grants of 1,200,000 awards have been authorized by shareholders under the 2004 Plan. The awards under the 2004 Plan may include options, restricted stock units, stock appreciation rights and performance shares.

The Company terminated the 1995 Plan in fiscal 2007. The termination of the 1995 Plan did not affect options outstanding at the time of termination. At May 31, 2008, there were approximately 527,000 shares available for grant under the 2004 Plan. There were no shares available for grant under either the 1990 or 1991 Plans.

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

Stock option activity and related information for the year ended May 31, 2008 is as follows:

	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Aggregate Intrinsic Value
		(Years)		(In thousands)
Outstanding at May 31, 2007	669,880		$7.09
Granted	—		—
Exercised	(165,450)		$6.17	$2,536

Cancelled	(46,600)		$7.41

Outstanding at May 31, 2008	457,830	5.9	$7.39	$7,665

Vested or expected to vest at May 31, 2008	453,856	5.9	$7.39	$7,588

Exercisable at May 31, 2008	268,410	5.2	$7.01	$4,590

The Company uses the Black-Scholes option pricing model to estimate grant date fair value for each stock option granted. Expected volatility is based on the historic volatility of the Company’s stock. The risk-free rate is based on the applicable United States Treasury Note rate. The expected life of the option is based on historical and expected future exercise behavior.

There were no options granted in fiscal 2008 or 2007. Assumptions used to calculate the fiscal 2006 grant date fair value and the fair value calculated was as follows:

2006
Grant date fair value	$5.62
Risk-free interest rate	3.76%
Expected life in years	4.56
Expected volatility	68.14%
Expected dividend yield	—

The total intrinsic value of stock options exercised during fiscal 2008, 2007, and 2006 were $2.5 million, $6.2 million and $1.0 million, respectively.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The following table summarizes information about stock options at May 31, 2008:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Options Exercisable	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
			(Years)			(Years)
$ 2.13 - $ 2.41	34,300	$2.22	1.8	34,300	$2.22	1.8
3.03 - 3.70	58,200	3.41	4.0	58,200	3.41	4.0
4.60 - 5.49	134,750	4.81	6.6	51,950	4.72	6.5
8.93 - 12.20	230,580	10.68	6.5	123,960	10.97	6.2

$ 2.13 - $ 12.20	457,830	$7.39	5.9	268,410	$7.01	5.2

Nonvested Deferred Shares

The Company issued nonvested deferred shares in fiscal 2008 and fiscal 2007. A portion of the shares awarded to employees vest after three years if certain performance conditions are satisfied and the remaining shares vest in one to five equal annual installments beginning one year after the grant. All shares awarded to non-employee directors vest after three years if certain performance conditions are satisfied. Based on the actual performance as measured against the performance criteria, the performance-based portion of the award can range from zero to one hundred percent of the original award grant for both the fiscal 2007 and fiscal 2008 grants. The Company’s policy is to issue shares upon vesting from its treasury shares, if available. The fiscal 2008 grant also provides for an additional award of up to 50% of the original performance-based award in the form of phantom shares. This phantom share award is based on the achievement of certain stretch financial targets and will be settled in cash.

Deferred shares are valued at market value on the grant date. Deferred share expense, net of estimated forfeitures, is generally recognized over the vesting period on a straight-line basis. The expense for the phantom shares will be recognized over the service period based on management’s assessment of the likelihood of achieving the stretch performance targets. Since the phantom share award will be paid in cash, the estimated liability will be marked to market based on changes in the value of Matrix Service Company Common Stock.

The following table reflects nonvested deferred share activity and related information for the year ended May 31, 2008:

Deferred Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at May 31, 2007	263,130	$14.79
Shares granted	319,370	25.77
Shares released	(59,590)	14.82
Shares cancelled	(25,830)	23.33

Nonvested shares at May 31, 2008	497,080	$21.41

There were 263,130 deferred shares issued in fiscal 2007 with an average grant date fair value of $14.79. There were no deferred shares issued in fiscal 2006. There were no deferred shares released in fiscal 2007 or fiscal 2006.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

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

There were no antidilutive options for the years ended May 31, 2008 and May 31, 2007. Antidilutive options for the year ended May 31, 2006 totaled 358,267. These options were not included in the calculation of diluted earnings per share.

The computation of basic and diluted EPS is as follows:

	Fiscal Year Ended May 31,
	2008	2007	2006
	(In thousands, except per share data)
Basic EPS:
Net income	$21,414	$19,171	$7,653

Weighted average shares outstanding	26,427	23,056	19,652

Basic EPS	$0.81	$0.83	$0.39

Diluted EPS:
Net income	$21,414	$19,171	$7,653
Convertible notes interest expense (net of tax)	—	731	1,314

Adjusted net income	$21,414	$19,902	$8,967

Weighted average shares outstanding—basic	26,427	23,056	19,652
Dilutive stock options	352	430	393
Dilutive nonvested deferred shares	96	24	—
Dilutive convertible note shares	—	3,242	5,697

Dilutive weighted average shares	26,875	26,752	25,742

Diluted EPS	$0.80	$0.74	$0.35

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Note 13. Employee Benefit Plan

The Company sponsors a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees meeting length of service requirements. Participants may contribute an amount up to 25% of pretax annual compensation as defined in the Plan, subject to certain limitations in accordance with Section 401(k) of the Internal Revenue Code. For calendar years 2005 and 2006, the Company’s matching contribution was discretionary and the Company elected to match 50% of the first 6% of employee contributions. The Company match vested ratably beginning after 2 years of service with full vesting occurring after 6 years of service. Effective January 1, 2007, the Plan was amended to include; 1) immediate vesting on all employer matching contributions, 2) make the employer matching contribution mandatory, and 3) modify the matching contribution to 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions.

The Company recognized cost relating to the Plan of $2.8 million, $1.5 million and $1.0 million for the fiscal years ended May 31, 2008, 2007 and 2006, respectively.

Note 14. Segment Information

The Company has two reportable segments, the Construction Services segment and the Repair and Maintenance Services segment.

The primary services of our Construction Services segment are aboveground storage tanks for the bulk storage/terminal industry, capital construction for the downstream petroleum industry, specialty construction, and electrical/instrumentation services for various industries. These services, including civil/structural, mechanical, piping, electrical and instrumentation, millwrighting, and fabrication, are provided for projects of varying complexities, schedule durations, and budgets. Our project experience includes renovations, retrofits, modifications and expansions to existing facilities as well as construction of new facilities.

The primary services of our Repair and Maintenance Services segment are aboveground storage tank repair and maintenance services including tank inspection, cleaning and ASME code repairs, planned major and routine maintenance for the downstream petroleum industry, specialty repair and maintenance services and electrical and instrumentation repair and maintenance.

Other consists of operating activity related to previously disposed of businesses and certain corporate assets.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost; therefore, no intercompany profit or loss recognized.

Segment assets consist of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment and goodwill.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Annual Results of Operations

(In thousands)

	Construction Services	Repair & Maintenance Services	Other	Total
Fiscal Year 2008
Gross revenues	$472,696	$278,818	$—	$751,514
Less: inter-segment revenues	16,809	3,404	—	20,213

Consolidated revenues	455,887	275,414	—	731,301
Gross profit	33,081	42,036	—	75,117
Operating income (loss)	8,579	25,997	(25)	34,551
Income (loss) before income tax expense	7,950	25,791	(25)	33,716
Net income (loss)	5,483	15,946	(15)	21,414
Segment assets	150,174	93,052	31,367	274,593
Capital expenditures	9,272	4,363	4,667	18,302
Depreciation and amortization expense	4,966	3,407	—	8,373

Fiscal Year 2007
Gross revenues	$376,849	$277,556	$—	$654,405
Less: inter-segment revenues	10,689	3,870	—	14,559

Consolidated revenues	366,160	273,686	—	639,846
Gross profit	29,494	36,392	—	65,886
Operating income (loss)	11,567	21,556	(73)	33,050
Income (loss) before income tax expense	10,394	20,793	(73)	31,114
Net income (loss)	6,498	12,718	(45)	19,171
Segment assets	136,780	98,737	7,392	242,909
Capital expenditures	6,850	4,319	1,951	13,120
Depreciation and amortization expense	3,586	2,914	—	6,500

Fiscal Year 2006
Gross revenues	$254,382	$250,832	$—	$505,214
Less: inter-segment revenues	10,657	630	—	11,287

Consolidated revenues	243,725	250,202	—	493,927
Gross profit	20,392	26,687	—	47,079
Operating income (loss)	6,561	11,237	(100)	17,698
Income (loss) before income tax expense	2,536	9,158	(100)	11,594
Net income (loss)	2,168	5,547	(62)	7,653
Segment assets	91,079	69,981	27,216	188,276
Capital expenditures	3,945	383	1,286	5,614
Depreciation and amortization expense	2,796	2,902	—	5,698

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Geographical information is as follows:

	Revenues
	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2006
	(In thousands)
Domestic	$718,276	$624,002	$478,154
International	13,025	15,844	15,773

	$731,301	$639,846	$493,927

	Long-Lived Assets
	May 31, 2008	May 31, 2007	May 31, 2006
	(In thousands)
Domestic	$77,897	$66,473	$59,134
International	4,352	3,379	3,341

	$82,249	$69,852	$62,475

Segment revenue from external customers by market is as follows:

	Construction Services	Repair & Maintenance Services	Total
	(In thousands)
Fiscal Year 2008
Aboveground Storage Tanks	$201,446	$167,970	$369,416
Downstream Petroleum	156,371	89,001	245,372
Electrical and Instrumentation	19,975	18,443	38,418
Specialty	78,095	—	78,095

Total	$455,887	$275,414	$731,301

Fiscal Year 2007
Aboveground Storage Tanks	$159,274	$125,236	$284,510
Downstream Petroleum	120,828	120,557	241,385
Electrical and Instrumentation	32,439	27,893	60,332
Specialty	53,619	—	53,619

Total	$366,160	$273,686	$639,846

Fiscal Year 2006
Aboveground Storage Tanks	$88,368	$97,157	$185,525
Downstream Petroleum	95,789	139,371	235,160
Electrical and Instrumentation	22,517	13,674	36,191
Specialty	37,051	—	37,051

Total	$243,725	$250,202	$493,927

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Information about Significant Customers

In fiscal 2008, one customer accounted for 16% of our consolidated revenue and 21% of our Construction Services revenue. Another customer accounted for 13% of our Construction Services revenue. An additional customer accounted for 18% of our Repair and Maintenance Services revenue.

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

Matrix Service Company

Quarterly Financial Data (Unaudited)

Fiscal Years Ended May 31, 2008 and 2007

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Fiscal Year 2008
Revenues	$161,327	$194,734	$181,120	$194,120
Gross profit	18,904	11,246	21,001	23,966
Net income	6,336	210	6,002	8,866
Earnings per common share:
Basic	0.24	0.01	0.23	0.34
Diluted	0.23	0.01	0.22	0.34

Fiscal Year 2007
Revenues	$126,859	$166,366	$168,700	$177,921
Gross profit	13,307	21,902	18,924	11,753
Net income	3,008	8,074	6,150	1,939
Earnings per common share:
Basic	0.14	0.35	0.27	0.08
Diluted	0.12	0.31	0.24	0.08

The Company recorded a pretax charge of $10.9 million in the fourth quarter of fiscal 2007 and $16.0 million in the second quarter of fiscal 2008 relating to a Gulf Coast LNG construction project.

The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to changes in the average number of common shares outstanding and rounding.

Matrix Service Company

Schedule II – Valuation and Qualifying Accounts

May 31, 2008, 2007 and 2006

(In thousands)

COL. A	COL. B	COL. C ADDITIONS			COL. D		COL. E
	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts – Describe	Deductions – Describe		Balance at End of Period
Fiscal Year 2008
Deducted from asset accounts:
Allowance for doubtful accounts	$260	$1,161		$—	$(1,152	)(A)	$269
Valuation reserve for deferred tax assets	2,149	467	(B)	—	(239	)(C)	2,377

Total	$2,409	$1,628		$—	$(1,391)		$2,646

Fiscal Year 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$190	$189		$—	$(119	)(A)	$260
Contract disputes reserve	5,390	—		—	(5,390	)(A)	—
Valuation reserve for deferred tax assets	3,431	—		—	(1,282	)(D)	2,149

Total	$9,011	$189		$—	$(6,791)		$2,409

Fiscal Year 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$461	$587		$—	$(858	)(A)	$190
Contract disputes reserve	10,333	—		—	(4,943	)(A)	5,390
Valuation reserve for deferred tax assets	5,139	—		—	(1,708	)(E)	3,431

Total	$15,933	$587		$—	$(7,509)		$9,011

(A)	Receivables written off against allowance for doubtful accounts and contract dispute reserve. The write off in fiscal 2008 relates to a receivable previously classified as a contract dispute receivable.
(B)	An excess foreign tax credit was generated in fiscal 2008 for which the current and future utilization is doubtful. Therefore, a valuation allowance for the full amount of the credit was recorded.
(C)	Operating loss carryforwards previously reserved were utilized resulting in an adjustment to goodwill and a reduction to the valuation reserve of $218. The remaining reduction was due to certain miscellaneous adjustments.
(D)	Operating loss carryforwards previously reserved were utilized or deemed utilizable resulting in a reduction in the valuation reserve of $921. The recognition of the operating loss carryforward resulted in a $157 charge to goodwill and $764 reduction of the fiscal 2007 tax provision. The remaining reduction was due to miscellaneous adjustments.
(E)	Represents recognition of operating loss carryforwards and tax credits previously reserved. Of the reversal, $202 was charged to goodwill, $1,401 reduced the current year tax provision and $105 related to rate adjustments.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2008. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at May 31, 2008.

Management’s Report on Internal Control over Financial Reporting

See “Management’s Report on Internal Control over Financial Reporting” set forth in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes during the fourth quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to the Company’s directors and corporate governance is incorporated herein by reference to the sections entitled “Proposal Number 1: Election of Directors” and “Corporate Governance and Board Matters” in the Company’s definitive Proxy Statement for 2008 Annual Meeting of Stockholders (“Proxy Statement”). The information required by this item with respect to the Company’s executive officers is incorporated herein by reference to the section entitled “Executive Officer Information” in the Proxy Statement. The information required by this item with respect to the Section 16 ownership reports is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

The information required by this item is incorporated herein by reference to the sections entitled “Proposal Number 1: Election of Directors” and “Executive Officer Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the sections entitled “Securities Authorized for Issuance Under Executive Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section entitled “Proposal Number 1: Election of Directors” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the sections entitled “Fees of Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policy” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements of the Company

The following financial statements and supplementary data are filed as a part of this report under “Item 8 – Financial Statements and Supplementary Data” in this Annual Report on Form 10-K:

(2)	Financial Statement Schedules

The financial statement schedule is filed as a part of this report under Schedule II – Valuation and Qualifying Accounts for the three fiscal years ended May 31, 2008, 2007, and 2006 immediately following Quarterly Financial Data (Unaudited). All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

(3)	The following documents are included as exhibits to this Annual Report on Form 10-K:

	3.1	Restated Certificate of Incorporation (Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (File No. 333-117077) filed July 1, 2004 (the “S-3 Registration Statement”) is hereby incorporated by reference).

	3.2	Certificate of Amendment of Restated Certificate of Incorporation dated October 31, 2000 (Exhibit 3.3 to the S-3 Registration Statement is hereby incorporated by reference).

	3.3	Form of Certificate of Amendment of Restated Certificate of Incorporation (Appendix A to the Company’s Proxy Statement filed on September 15, 2006 (File No. 1-15461) is hereby incorporated by reference).

	3.4	Certification of Designations, Preferences and Rights of Series B Junior Preferred Stock dated November 12, 1999 (Exhibit 3.2 to the S-3 Registration Statement is hereby incorporated by reference).

	3.5	Bylaws, as amended (Exhibit 3 to the Company’s current report on Form 8-K, filed December 4, 2007, is hereby incorporated by reference).

	3.6	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock pursuant to Section 151 of the General Corporation Law of the State of Delaware dated May 1, 2005 (Exhibit 3.5 to the Company’s Annual Report on Form 10-K (File No. 1-15461), filed August 17, 2005, is hereby incorporated by reference).

	3.7	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock pursuant to Section 151 of the General Corporation Law of the State of Delaware dated October 23, 2006 (Exhibit 3.7 to the Company’s annual report on Form 10-K (File No. 1-15461) filed August 14, 2007, is hereby incorporated by reference).

	4.1	Specimen Common Stock Certificate (Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-36081), filed July 26, 1990, is hereby incorporated by reference).

	4.2	Securities Purchase Agreement dated April 22, 2005, including form of Note (Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 1-15461), filed April 25, 2005, is hereby incorporated by reference).

	+10.1	Matrix Service 1990 Incentive Stock Option Plan (Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-56945), as amended, filed June 12, 1990, is hereby incorporated by reference).

	+10.2	Matrix Service 1991 Incentive Stock Option Plan (Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 33-36081), filed July 26, 1990, is hereby incorporated by reference).

	+10.3	Matrix Service 1995 Nonemployee Directors’ Stock Option Plan (Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-2771), filed April 24,1996, is hereby incorporated by reference).

	+10.4	Matrix Service 2004 Stock Incentive Plan (Exhibit A to the Company’s Proxy Statement filed on September 15, 2006 (File No. 1-15461), is hereby incorporated by reference).

	+10.5	Amendment No. 1 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10 to Amended Schedule 14A filed on October 4, 2006 (File No. 1-15461) is hereby incorporated by reference).

	*+10.6	Amendment No.2 to Matrix Service Company 2004 Stock Incentive Plan.

	*+10.7	Form of Restricted Stock Award Agreement for non-employee directors (2004 Stock Incentive Plan).

	*+10.8	Form of Restricted Stock Award Agreement for employees (2004 Stock Incentive Plan).

	+10.9	Matrix Service Company Deferred Compensation Plan for members of the Board of Directors effective December 31, 2006 (Exhibit 10.5 to the Company’s current report on Form 8-K (File No. 1-15461), filed October 27, 2006 is hereby incorporated by reference).

+10.10	Form of Severance Agreement (Exhibit 10.6 to the Company’s current report on Form 8-K (File No. 1- 15461), filed on October 27, 2006 is hereby incorporated by reference).

+10.11	Form of Management Retention Agreement (Exhibit 10.7 to the Company’s current report on Form 8-K (File No. 1-15461), filed October 27, 2006 is hereby incorporated by reference).

+10.12	Form of Stock Option Award Agreement (2004 Stock Incentive Plan) (Exhibit 10.5 to the Company’s annual report on Form 10-K (File No, 1-15461) filed August 4, 2006 is hereby incorporated by reference).

+10.13	Form of Stock Option Award Agreement (1995 Directors Plan) (Exhibit 10.6 to the Company’s annual report on Form 10-K (File No, 1-15461) filed August 4, 2006 is hereby incorporated by reference).

+10.14	Amendment No. 1 to the Matrix Service 1995 Nonemployee Directors’ Stock Option Plan (Exhibit B to the Company’s 2005 Proxy Statement filed on September 16, 2005, is hereby incorporated by reference herein).

10.15	Rights Agreement (including a form of Certificate of Designation of Series B Junior Participating Preferred Stock as Exhibit A thereto, a form of Rights Certificate as Exhibit B thereto and a summary of Rights to Purchase Preferred Stock as Exhibit C thereto) dated November 2, 1999, (Exhibit 1 to the Company’s current report on Form 8-K (File No. 0-18716), filed November 9, 1999, is hereby incorporated by reference).

10.16	Amendment No. 1 to Rights Agreement effective April 21, 2005 (Exhibit 10.4 to the Company’s current report on Form 8-K (File No. 1-15461), filed April 25, 2005, is hereby incorporated by reference).

10.17	Equity Interests Purchase Agreement dated as of March 7, 2003 by and among Hake Acquisition Corp., Matrix Service Company, and the Holders of the Equity Interests of The Hake Group of Companies (Exhibit 99.1 to the Company’s current report on Form 8-K (File No. 1-15461), filed March 24, 2003, is hereby incorporated by reference).

10.18	Second Amended and Restated Credit Agreement dated as of November 30, 2006, among the Company, as Borrower, the Lenders party thereto, J.P. Morgan Chase Bank, N.A., as Administrative Agent and J.P. Morgan Securities Inc. as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 10 to the Company’s current report on Form 8-K (File No. 1-15461), filed on December 6, 2006, is hereby incorporated by reference).

10.19	First Amendment to Second Amended and Restated Credit Agreement dated as of July 6, 2007 (Exhibit 10 to the Company’s current report on Form 8-K (File No. 1-15461), filed July 11, 2007 is hereby incorporated by reference).

10.20	Securities Purchase Agreement dated October 3, 2005 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed (File No. 1-15461), filed on October 4, 2005, is hereby incorporated by reference).

10.21	Registration Rights Agreement dated October 3, 2005 (Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed on October 4, 2005, is hereby incorporated by reference).

10.22	Amendment No. 2 to Rights Agreement effective as of October 3, 2005 (Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed on October 4, 2005, is hereby incorporated by reference).

10.23	Lump Sum Turnkey Agreement dated May 6, 2005 among the Company, Diamond LNG LLC and Bechtel Corporation (Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 17, 2005 is hereby incorporated by reference).

*21	Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

*31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

*32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

*32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

*	Filed herewith.
+	Management Contract or Compensatory Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Matrix Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrix Service Company
Date: August 5, 2008
	By:	/s/ Michael J. Bradley
Michael J. Bradley, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Mike Bradley Mike Bradley	President, Chief Executive Officer and Director (Principal Executive Officer)	August 5, 2008

/s/ Thomas E. Long Thomas E. Long	Vice President and Chief Financial Officer (Principal Financial Officer)	August 5, 2008

/s/ Kevin S. Cavanah Kevin S. Cavanah	Vice President – Accounting and Financial Reporting (Principal Accounting Officer)	August 5, 2008

/s/ Michael J. Hall Michael J. Hall	Chairman of the Board of Directors	August 5, 2008

/s/ I. Edgar Hendrix I. Edgar Hendrix	Director	August 5, 2008

/s/ Paul K. Lackey Paul K. Lackey	Director	August 5, 2008

/s/ Tom E. Maxwell Tom E. Maxwell	Director	August 5, 2008

/s/ David E. Tippeconnic David E. Tippeconnic	Director	August 5, 2008

Index to Exhibits

3.1	Restated Certificate of Incorporation (Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (File No. 333-117077) filed July 1, 2004 (the “S-3 Registration Statement”) is hereby incorporated by reference).

3.2	Certificate of Amendment of Restated Certificate of Incorporation dated October 31, 2000 (Exhibit 3.3 to the S-3 Registration Statement is hereby incorporated by reference).

3.3	Form of Certificate of Amendment of Restated Certificate of Incorporation (Appendix A to the Company’s Proxy Statement filed on September 15, 2006 (File No. 1-15461) is hereby incorporated by reference).

3.4	Certification of Designations, Preferences and Rights of Series B Junior Preferred Stock dated November 12, 1999 (Exhibit 3.2 to the S-3 Registration Statement is hereby incorporated by reference).

3.5	Bylaws, as amended (Exhibit 3 to the Company’s current report on Form 8-K, filed December 4, 2007, is hereby incorporated by reference).

3.6	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock pursuant to Section 151 of the General Corporation Law of the State of Delaware dated May 1, 2005 (Exhibit 3.5 to the Company’s Annual Report on Form 10-K (File No. 1-15461), filed August 17, 2005, is hereby incorporated by reference).

3.7	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock pursuant to Section 151 of the General Corporation Law of the State of Delaware dated October 23, 2006 (Exhibit 3.7 to the Company's annual report on Form 10-K (File No. 1-15461) filed August 14, 2007, is hereby incorporated by reference).

4.1	Specimen Common Stock Certificate (Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-36081), filed July 26, 1990, is hereby incorporated by reference).

4.2	Securities Purchase Agreement dated April 22, 2005, including form of Note (Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 1-15461), filed April 25, 2005, is hereby incorporated by reference).

+10.1	Matrix Service 1990 Incentive Stock Option Plan (Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-56945), as amended, filed June 12, 1990, is hereby incorporated by reference).

+10.2	Matrix Service 1991 Incentive Stock Option Plan (Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 33-36081), filed July 26, 1990, is hereby incorporated by reference).

+10.3	Matrix Service 1995 Nonemployee Directors’ Stock Option Plan (Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-2771), filed April 24,1996, is hereby incorporated by reference).

+10.4	Matrix Service 2004 Stock Incentive Plan (Exhibit A to the Company’s Proxy Statement filed on September 15, 2006 (File No. 1-15461), is hereby incorporated by reference).

+10.5	Amendment No. 1 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10 to Amended Schedule 14A filed on October 4, 2006 (File No. 1-15461) is hereby incorporated by reference).

*+10.6	Amendment No.2 to Matrix Service Company 2004 Stock Incentive Plan.

*+10.7	Form of Restricted Stock Award Agreement for non-employee directors (2004 Stock Incentive Plan).

*+10.8	Form of Restricted Stock Award Agreement for employees (2004 Stock Incentive Plan).

+10.9	Matrix Service Company Deferred Compensation Plan for members of the Board of Directors effective December 31, 2006 (Exhibit 10.5 to the Company’s current report on Form 8-K (File No. 1-15461), filed October 27, 2006 is hereby incorporated by reference).

+10.10	Form of Severance Agreement (Exhibit 10.6 to the Company’s current report on Form 8-K (File No. 1- 15461), filed on October 27, 2006 is hereby incorporated by reference).

+10.11	Form of Management Retention Agreement (Exhibit 10.7 to the Company’s current report on Form 8-K (File No. 1-15461), filed October 27, 2006 is hereby incorporated by reference).

+10.12	Form of Stock Option Award Agreement (2004 Stock Incentive Plan) (Exhibit 10.5 to the Company’s annual report on Form 10-K (File No, 1-15461) filed August 4, 2006 is hereby incorporated by reference).

+10.13	Form of Stock Option Award Agreement (1995 Directors Plan) (Exhibit 10.6 to the Company’s annual report on Form 10-K (File No, 1-15461) filed August 4, 2006 is hereby incorporated by reference).

+10.14	Amendment No. 1 to the Matrix Service 1995 Nonemployee Directors’ Stock Option Plan (Exhibit B to the Company’s 2005 Proxy Statement filed on September 16, 2005, is hereby incorporated by reference herein).

10.15	Rights Agreement (including a form of Certificate of Designation of Series B Junior Participating Preferred Stock as Exhibit A thereto, a form of Rights Certificate as Exhibit B thereto and a summary of Rights to Purchase Preferred Stock as Exhibit C thereto) dated November 2, 1999, (Exhibit 1 to the Company’s current report on Form 8-K (File No. 0-18716), filed November 9, 1999, is hereby incorporated by reference).

10.16	Amendment No. 1 to Rights Agreement effective April 21, 2005 (Exhibit 10.4 to the Company’s current report on Form 8-K (File No. 1-15461), filed April 25, 2005, is hereby incorporated by reference).

10.17	Equity Interests Purchase Agreement dated as of March 7, 2003 by and among Hake Acquisition Corp., Matrix Service Company, and the Holders of the Equity Interests of The Hake Group of Companies (Exhibit 99.1 to the Company’s current report on Form 8-K (File No. 1-15461), filed March 24, 2003, is hereby incorporated by reference).

10.18	Second Amended and Restated Credit Agreement dated as of November 30, 2006, among the Company, as Borrower, the Lenders party thereto, J.P. Morgan Chase Bank, N.A., as Administrative Agent and J.P. Morgan Securities Inc. as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 10 to the Company’s current report on Form 8-K (File No. 1-15461), filed on December 6, 2006, is hereby incorporated by reference).

10.19	First Amendment to Second Amended and Restated Credit Agreement dated as of July 6, 2007 (Exhibit 10 to the Company’s current report on Form 8-K (File No. 1-15461), filed July 11, 2007 is hereby incorporated by reference).

10.20	Securities Purchase Agreement dated October 3, 2005 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed (File No. 1-15461), filed on October 4, 2005, is hereby incorporated by reference).

10.21	Registration Rights Agreement dated October 3, 2005 (Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed on October 4, 2005, is hereby incorporated by reference).

10.22	Amendment No. 2 to Rights Agreement effective as of October 3, 2005 (Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed on October 4, 2005, is hereby incorporated by reference).

10.23	Lump Sum Turnkey Agreement dated May 6, 2005 among the Company, Diamond LNG LLC and Bechtel Corporation (Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 17, 2005 is hereby incorporated by reference).

*21	Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

*31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

*32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

*32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

*	Filed herewith.
+	Management Contract or Compensatory Plan.