Form 10-Q
period 2008-08-31
MATRIX SERVICE CO
filed 2008-10-02
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 1-15461

MATRIX SERVICE COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE	73-1352174
(State of incorporation)	(I.R.S. Employer Identification No.)

5100 East Skelly Drive, Suite 700, Tulsa, Oklahoma 74135

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (918) 838-8822

10701 East Ute Street, Tulsa, Oklahoma 74116-1517

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 1, 2008 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,082,067 shares outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Matrix Service Company

Consolidated Statements of Income

(In thousands, except per share data)

	Three Months Ended
	August 31, 2008	August 31, 2007
	(unaudited)
Revenues	$186,650	$161,327
Cost of revenues	159,979	142,423

Gross profit	26,671	18,904
Selling, general and administrative expenses	12,062	8,046

Operating income	14,609	10,858

Other income (expense):
Interest expense	(114)	(304)
Interest income	109	16
Other	736	(10)

Income before income taxes	15,340	10,560
Provision for federal, state and foreign income taxes	5,836	4,224

Net income	$9,504	$6,336

Basic earnings per common share	$0.36	$0.24
Diluted earnings per common share	$0.36	$0.23

Weighted average common shares outstanding:
Basic	26,073	26,592
Diluted	26,473	27,083

See accompanying notes.

Matrix Service Company

Consolidated Balance Sheets

(In thousands)

	August 31, 2008	May 31, 2008
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$18,819	$21,989
Accounts receivable, less allowances (August 31, 2008 - $315 and May 31, 2008 - $269)	111,028	105,858
Costs and estimated earnings in excess of billings on uncompleted contracts	47,126	49,940
Inventories	5,870	4,255
Deferred income taxes	4,993	4,399
Prepaid expenses	4,426	3,357
Other current assets	809	809

Total current assets	193,071	190,607

Property, plant and equipment at cost:
Land and buildings	24,147	24,268
Construction equipment	47,861	47,370
Transportation equipment	17,081	16,927
Furniture and fixtures	11,840	11,781
Construction in progress	8,610	6,712

	109,539	107,058
Accumulated depreciation	(51,174)	(49,811)

	58,365	57,247

Goodwill	23,103	23,329

Other assets	2,781	3,410

Total assets	$277,320	$274,593

See accompanying notes.

Matrix Service Company

Consolidated Balance Sheets

(In thousands, except share data)

	August 31, 2008	May 31, 2008
	(unaudited)
Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$51,236	$53,560
Billings on uncompleted contracts in excess of costs and estimated earnings	43,110	48,709
Accrued insurance	8,771	8,451
Accrued wages and benefits	10,361	14,976
Income tax payable	6,047	2,028
Current capital lease obligation	1,107	1,042
Other accrued expenses	2,046	1,015

Total current liabilities	122,678	129,781

Long-term capital lease obligation	947	1,000
Deferred income taxes	4,950	5,112

Stockholders’ equity:
Common stock - $.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of August 31, 2008 and May 31, 2008	279	279
Additional paid-in capital	109,528	108,402
Retained earnings	54,312	44,809
Accumulated other comprehensive income	947	1,584

	165,066	155,074
Less: Treasury stock, at cost – 1,806,150 and 1,825,600 shares as of August 31, 2008 and May 31, 2008	(16,321)	(16,374)

Total stockholders’ equity	148,745	138,700

Total liabilities and stockholders’ equity	$277,320	$274,593

See accompanying notes.

Matrix Service Company

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	August 31, 2008	August 31, 2007
	(unaudited)
Operating activities:

Net income	$9,504	$6,336
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	2,381	1,774
Deferred income tax	(756)	(1,089)
(Gain) loss on sale of property, plant and equipment	(12)	28
Allowance for uncollectible accounts	46	75
Stock-based compensation expense	1,011	500
Other	24	64
Changes in operating assets and liabilities increasing (decreasing) cash:
Receivables	(5,216)	291
Costs and estimated earnings in excess of billings on uncompleted contracts	2,814	3,568
Inventories	(1,615)	(524)
Prepaid expenses and other assets	(464)	(186)
Accounts payable	(2,615)	(7,924)
Billings on uncompleted contracts in excess of costs and estimated earnings	(5,599)	2,007
Accrued expenses	(3,264)	(8,497)
Income tax receivable/payable	4,097	4,791

Net cash provided by operating activities	336	1,214

Investing activities:

Acquisition of property, plant and equipment	(3,105)	(2,888)
Proceeds from asset sales	102	133

Net cash used by investing activities	$(3,003)	$(2,755)

See accompanying notes.

Matrix Service Company

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Three Months Ended
	August 31, 2008	August 31, 2007
	(unaudited)
Financing activities:

Exercise of stock options	$82	$41
Advances under bank credit facility	—	57,955
Repayments of bank credit facility	—	(57,955)
Capital lease payments	(285)	(323)
Tax benefit of exercised stock options	85	—

Net cash used by financing activities	(118)	(282)

Effect of exchange rate changes on cash	(385)	54

Net decrease in cash and cash equivalents	(3,170)	(1,769)
Cash and cash equivalents, beginning of period	21,989	9,147

Cash and cash equivalents, end of period	$18,819	$7,378

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$2,439	$511

Interest	$94	$168

Non-cash investing and financing activities:
Equipment acquired through capital leases	$295	$92

Purchases of property, plant and equipment on account	$775	$906

See accompanying notes.

Matrix Service Company

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Translation Adjustments	Total
Balances, May 31, 2008	$279	$108,402	$44,809	$(16,374)	$1,584	$138,700

Net income	—	—	9,504	—	—	9,504
Other comprehensive loss	—	—	—	—	(637)	(637)

Comprehensive income						8,867
Exercise of stock options (19,450 shares)	—	30	(1)	53	—	82
Tax benefit of exercised stock options	—	85	—	—	—	85
Stock-based compensation expense	—	1,011	—	—	—	1,011

Balances, August 31, 2008	$279	$109,528	$54,312	$(16,321)	$947	$148,745

Balances, May 31, 2007	$279	$104,408	$23,422	$(3,500)	$967	$125,576

Net income	—	—	6,336	—	—	6,336
Other comprehensive income	—	—	—	—	108	108

Comprehensive income						6,444
Exercise of stock options (10,000 shares)	—	5	(9)	45	—	41
Stock-based compensation expense	—	500	—	—	—	500

Balances, August 31, 2007	$279	$104,913	$29,749	$(3,455)	$1,075	$132,561

See accompanying notes.

Matrix Service Company

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Matrix Service Company (“Matrix Service”, “we”, “our”, “us” or the “Company”) and its subsidiaries, all of which are wholly owned. Intercompany balances and transactions have been eliminated in consolidation.

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

The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2008, included in the Company’s Annual Report on Form 10-K for the year then ended. The Company’s business is cyclical due to the scope and timing of projects released by its customer base. In addition, Matrix Service generates a significant portion of its revenues under a comparatively few major contracts which often do not commence or terminate in the same period from one year to the next. Accordingly, results for any interim period may not necessarily be indicative of future operating results.

Note 2 – Pending Purchase of Engineering and Construction Assets and Technology

On September 15, 2008, the Company announced an agreement with CB&I, Inc., a subsidiary of Chicago Bridge & Iron Company N.V. (“CB&I”) to acquire engineering and construction resources and technology used to design, engineer and construct single and full containment LNG storage tanks, LIN/LOX storage tanks, LPG storage tanks and thermal vacuum chambers. The purchase, which is subject to approval by the Federal Trade Commission, includes approximately 70 engineering and construction personnel, along with tools, equipment and up to $20.0 million of backlog, which is expected to be completed over the next two years. Also included in the purchase is a perpetual license to use CB&I’s technology necessary to design, engineer and construct LNG storage tanks, LIN/LOX storage tanks, LPG storage tanks and thermal vacuum chambers. The Company expects to close the transaction in the second quarter of fiscal 2009. The purchase price is not material to the Company’s total assets or its property, plant and equipment.

Note 3 – Recently Issued Accounting Standards

SFAS No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement established a framework for fair value measurements in the financial statements by providing a definition of fair value, guidance on the methods used to estimate fair value and expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On June 1, 2008, the Company adopted the provisions of SFAS No. 157 related to financial and non-financial assets and liabilities measured at fair value on a recurring basis. The adoption of this accounting pronouncement did not result in a material impact to the consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” which defers the effective date of SFAS No. 157 for one year for certain non-financial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not expect the provisions of SFAS No. 157 related to these items to have a material effect on the consolidated financial statements.

Matrix Service Company

Notes to Consolidated Financial Statements

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. On June 1, 2008, the Company adopted SFAS No. 159. The Company elected not to apply the fair value option permitted under SFAS No. 159 to any financial assets or liabilities.

SFAS No. 141(R) – Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) applies to all business combinations and establishes guidance for recognizing and measuring identifiable assets acquired, liabilities assumed, noncontrolling interests in the acquiree and goodwill. Most of these items are recognized at their full fair value on the acquisition date, including acquisitions where the acquirer obtains control but less than 100 percent ownership in the acquiree. SFAS No. 141(R) also requires transaction costs to be recognized as expense as incurred and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company for any business combination that occurs after May 31, 2009.

Note 4 – Asset Held for Sale

At August 31, 2008, the Company held excess land in Orange, California that was under contract for sale. The carrying value of the land was $0.8 million which approximated the expected net proceeds from the sale. The transaction was completed in September 2008 and the proceeds approximated the carrying value, therefore, no gain or loss was recognized. The land is classified as a current asset held for sale in the August 31, 2008 Consolidated Balance Sheet and is reflected in the Company’s Other segment in Note 11.

Matrix Service Company

Notes to Consolidated Financial Statements

Note 5 – Uncompleted Contracts

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

	August 31, 2008	May 31, 2008
	(In thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$963,349	$982,369
Billings on uncompleted contracts	959,333	981,138

	$4,016	$1,231

Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$47,126	$49,940
Billings on uncompleted contracts in excess of costs and estimated earnings	43,110	48,709

	$4,016	$1,231

Progress billings in accounts receivable at August 31, 2008 and May 31, 2008 included retentions to be collected within one year of $15.8 million and $16.3 million, respectively. Contract retentions collectible beyond one year are included in Other Assets on the Consolidated Balance Sheets and totaled $2.0 million and $1.7 million at August 31, 2008 and May 31, 2008, respectively.

Matrix Service Company

Notes to Consolidated Financial Statements

Note 6 – Debt

The Company has a five-year, $75.0 million senior revolving credit facility (“Credit Facility”) that expires on November 30, 2012. The Credit Facility is guaranteed by substantially all of the Company’s subsidiaries and is secured by a lien on substantially all of the Company’s assets. The Company has the right to increase the total capacity of the Credit Facility up to $100.0 million, with the approval of the administrative agent.

Availability under the Credit Facility is as follows:

	August 31, 2008	May 31, 2008
	(In thousands)
Credit Facility	$75,000	$75,000
Letters of credit	4,648	4,648

Availability under the Credit Facility	$70,352	$70,352

The Credit Facility may be used for working capital, issuance of letters of credit or other lawful corporate purposes. The Credit Agreement contains customary affirmative and negative covenants that place certain restrictions on the Company, including limits on new debt, operating and capital lease obligations, asset sales and certain distributions, including dividends. Significant financial covenants include the following:

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

Matrix Service Company

Notes to Consolidated Financial Statements

Note 8 – Commitments and Contingencies

Insurance Reserves

The Company maintains insurance coverage for various aspects of our operations. However, exposure to potential losses is retained through the use of deductibles and coverage limits.

Typically our contracts require us to indemnify our customers for injury, damage or loss arising from the performance of our services and provide for warranties for materials and workmanship. The Company may also be required to name the customer as an additional insured under certain insurance policies up to the limits of insurance available, or we may have to purchase special insurance policies or surety bonds for specific customers or provide letters of credit issued under our Credit Facility in lieu of bonds to satisfy performance and financial guarantees on some projects. Matrix Service currently maintains a performance and payment bonding line of $140.0 million. The Company generally requires its subcontractors to indemnify the Company and the Company’s customer and name the Company as an additional insured for activities arising out of the subcontractors’ presence at the customer’s location. We also require certain subcontractors to provide additional insurance policies, including surety bonds in favor of the Company, to secure the subcontractors’ work or as required by the subcontract.

There can be no assurance that our insurance and the additional insurance coverage provided by our subcontractors will fully protect us against a valid claim or loss under the contracts with our customers.

Unapproved Change Orders and Claims

As of August 31, 2008 and May 31, 2008, costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of $0.4 million and $0.8 million, respectively. At August 31, 2008 costs and estimated earnings in excess of billings on uncompleted contracts included revenues for claims of $0.1 million. There were no revenues related to claims included in costs and estimated earnings in excess of billings on uncompleted contracts at May 31, 2008. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers generally will not pay these amounts until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

Capital Commitments

At August 31, 2008, expected spending on capital projects that have been approved but are not yet completed totaled $3.8 million.

Other

The Company and its subsidiaries are named as defendants in various legal actions and are vigorously defending each of them. It is the opinion of management that none of the known legal actions will have a material adverse impact on the Company’s financial position, results of operations or liquidity.

Matrix Service Company

Notes to Consolidated Financial Statements

Note 9 – Other Comprehensive Income

Other comprehensive income and accumulated other comprehensive income consisted of foreign currency translation adjustments.

	Three Months Ended
	August 31, 2008	August 31, 2007
	(In thousands)
Net income	$9,504	$6,336
Other comprehensive income (loss)	(637)	108

Comprehensive income	$8,867	$6,444

Note 10 – Earnings per Common Share

Basic earnings per share (“EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted EPS includes the dilutive effect of employee and director stock options as well as the dilutive effect of nonvested deferred shares.

There were no antidilutive options for the three months ended August 31, 2008 and August 31, 2007. There were 16,587 antidilutive nonvested deferred shares for the three months ended August 31, 2008 and no antidilutive nonvested deferred shares for the three months ended August 31, 2007. Antidilutive options and nonvested deferred shares are not included in the calculation of diluted earnings per share.

The computation of basic and diluted EPS is as follows:

	Three Months Ended
	August 31, 2008	August 31, 2007
	(In thousands, except per share data)
Basic EPS:
Net income	$9,504	$6,336

Weighted average shares outstanding	26,073	26,592

Basic EPS	$0.36	$0.24

Diluted EPS:
Weighted average shares outstanding - basic	26,073	26,592
Dilutive stock options	269	390
Dilutive nonvested deferred shares	131	101

Dilutive weighted average shares	26,473	27,083

Diluted EPS	$0.36	$0.23

Matrix Service Company

Notes to Consolidated Financial Statements

Note 11 – Segment Information

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

The primary services of our Repair and Maintenance Services segment are aboveground storage tank repair and maintenance services, planned major and routine maintenance for the downstream petroleum industry, specialty repair and maintenance services and electrical and instrumentation repair and maintenance.

Other consists of operating activity related to previously disposed-of businesses and certain corporate assets.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost; therefore, no intercompany profit or loss is recognized.

Matrix Service Company

Notes to Consolidated Financial Statements

Results of Operations

(In thousands)

	Construction Services	Repair & Maintenance Services	Other	Total
Three Months Ended August 31, 2008
Gross revenues	$122,361	$72,167	$—	$194,528
Less: Inter-segment revenues	7,603	275	—	7,878

Consolidated revenues	114,758	71,892	—	186,650
Gross profit	15,045	11,626	—	26,671
Operating income	7,492	7,117	—	14,609
Income before income tax expense	7,703	7,637	—	15,340
Net income	4,379	5,125	—	9,504
Segment assets	150,322	91,116	35,882	277,320
Capital expenditures	1,039	930	1,136	3,105
Depreciation expense	1,412	969	—	2,381

Three Months Ended August 31, 2007
Gross revenues	$103,017	$63,985	$—	$167,002
Less: Inter-segment revenues	4,238	1,437	—	5,675

Consolidated revenues	98,779	62,548	—	161,327
Gross profit	8,673	10,231	—	18,904
Operating income (loss)	3,924	7,019	(85)	10,858
Income (loss) before income tax expense	3,713	6,932	(85)	10,560
Net income (loss)	2,227	4,160	(51)	6,336
Segment assets	135,094	86,732	19,301	241,127
Capital expenditures	1,506	672	710	2,888
Depreciation and amortization expense	1,053	721	—	1,774

Segment revenue from external customers by market is as follows:

	Construction Services	Repair & Maintenance Services	Total
	(In thousands)
Three Months Ended August 31, 2008
Aboveground Storage Tanks	$55,869	$47,897	$103,766
Downstream Petroleum	38,547	21,245	59,792
Electrical and Instrumentation	11,474	2,750	14,224
Specialty	8,868	—	8,868

Total	$114,758	$71,892	$186,650

Three Months Ended August 31, 2007
Aboveground Storage Tanks	$39,474	$41,529	$81,003
Downstream Petroleum	33,551	17,537	51,088
Electrical and Instrumentation	2,172	3,482	5,654
Specialty	23,582	—	23,582

Total	$98,779	$62,548	$161,327

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES

The following is a discussion of the most critical accounting policies, estimates, judgments and uncertainties that are inherent in our application of generally accepted accounting principles (“GAAP”).

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

Matrix Service has numerous contracts that are in various stages of completion which require estimates to determine the appropriate cost and revenue recognition. Matrix Service has a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs, and accordingly, does not believe significant fluctuations are likely to materialize. However, current estimates may be revised as additional information becomes available. If estimates of costs to complete fixed-price contracts indicate a loss, a provision is made through a contract write-down for the total loss anticipated. A number of our contracts contain various cost and performance incentives and penalties that impact the earnings we realize from our contracts. Adjustments related to these incentives and penalties are recorded in the period on a percentage-of-completion basis when estimable and probable.

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

As of August 31, 2008 and May 31, 2008, costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of $0.4 million and $0.8 million, respectively. At August 31, 2008 costs and estimated earnings in excess of billings on uncompleted contracts included revenues for claims of $0.1 million. There were no revenues related to claims included in costs and estimated earnings in excess of billings on uncompleted contracts at May 31, 2008.

The following table provides a rollforward of revenue recognized on claims and unapproved change orders:

	Claims for Unapproved Change Orders	Other Claims	Total
	(In thousands)
Balance at May 31, 2008	$804	$—	$804
Additions	6	75	81
Collections	(404)	—	(404)
Gain(Loss)	—	—	—

Balance at August 31, 2008	$406	$75	$481

Balance at May 31, 2007	$5,129	$1,493	$6,622
Additions	432	—	432
Collections	(39)	—	(39)
Gain(Loss)	—	—	—

Balance at August 31, 2007	$5,522	$1,493	$7,015

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

Legal costs are expensed as incurred.

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles and coverage limits. As of August 31, 2008 and May 31, 2008, insurance reserves totaling $8.8 million and $8.5 million, respectively, are included on our balance sheet. These amounts represent our best estimate of our ultimate obligations for asserted claims, insurance premium obligations and claims incurred but not yet reported at the balance sheet date. We establish specific reserves for claims using a case-by-case evaluation of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions are inherent in our reserve accruals; as a result, changes in assumptions, claims experience, and the actual results of claim settlements could result in changes to these estimates in the future.

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

Our significant assumptions, including revenue growth, gross margins, operating and interest expense and other factors, have been reasonably accurate in recent years, but are likely to change in light of the dynamic competitive environment in which we operate. At May 31, 2008 the estimated fair value of the Construction Services segment exceeded its carrying value by 220% and the estimated fair value of the Repair and Maintenance Services segment exceeded its carrying value by 74%. Based on the excess of estimated fair value over carrying value at May 31, 2008 and the absence of any indicators of impairment at August 31, 2008, we do not currently anticipate recording a goodwill impairment charge for either of our operating units.

Results of Operations

Overview

The Company has two reportable segments, Construction Services and Repair and Maintenance Services. The majority of the work for both segments is performed in the United States with less than 4.0% of revenues generated in Canada during the first quarter of fiscal 2009. However, the Company does continue to seek opportunities for growth in both the domestic and international markets.

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

The primary services of our Repair and Maintenance Services segment are aboveground storage tank repair and maintenance services, planned major and routine maintenance for the downstream petroleum industry, specialty repair and maintenance services and electrical and instrumentation repair and maintenance.

Significant fluctuations in revenues, gross profits and operating results are discussed below on a consolidated basis and for each segment. Revenues fluctuate due to many factors, including the changing product mix and project schedules, which are dependent on the level and timing of customer releases of new business.

Three Months Ended August 31, 2008 Compared to the Three Months Ended August 31, 2007

Consolidated

Consolidated revenues were $186.7 million in fiscal 2009, an increase of $25.4 million, or 15.7%, from consolidated revenues of $161.3 million for fiscal 2008. The improvement in consolidated revenues was the result of increases in the Construction Services segment of $16.0 million and in the Repair and Maintenance Services segment of $9.4 million.

Consolidated gross profit increased from $18.9 million in fiscal 2008 to $26.7 million in fiscal 2009. The improvement of $7.8 million, or 41.3% was due to an increase in revenue of $25.4 million and an increase in gross margins, which improved from 11.7% in fiscal 2008 to 14.3% in fiscal 2009. The gross margin improvement was due to higher margins in the Construction Services segment, where the gross margin increased to 13.1% in the current fiscal year versus 8.8% in the prior fiscal year. Repair and Maintenance Services segment gross margins were 16.2% in the current year compared to 16.4% in fiscal 2008.

Consolidated SG&A expenses increased $4.1 million, or 51.3%, in fiscal 2009 to $12.1 million from $8.0 million for fiscal 2008. The increase was primarily due to the addition of key resources necessary to execute our growth strategy. SG&A expense as a percentage of revenue increased to 6.5% in fiscal 2009 compared to 5.0% in the prior fiscal year.

There was no net interest expense in fiscal 2009 compared to $0.3 million in fiscal 2008. In the current year, the non-cash amortization of deal fees relating to the senior revolving credit facility and cash interest on our capital leases was offset by interest income generated from the investment of excess cash. The prior year net interest expense was primarily related to the amortization of deal fees on the senior revolving credit facility and interest on short-term borrowings under the facility.

Other income in fiscal 2009 was $0.7 million and related primarily to insurance proceeds received. There were no similar items in fiscal 2008.

Income before income tax expense increased to $15.3 million in fiscal 2009 from $10.6 million in fiscal 2008. This $4.7 million increase occurred due to higher gross profits partially offset by higher SG&A expenses.

The effective tax rate for fiscal 2009 was 38.0% compared to 40.0% in fiscal 2008.

Net income for fiscal 2009 grew to $9.5 million, or $0.36 per fully diluted share, versus net income in fiscal 2008 of $6.3 million, or $0.23 per fully diluted share.

Construction Services

Revenues for the Construction Services segment were $114.8 million, compared with $98.8 million in the same period a year earlier. The increase of $16.0 million, or 16.2%, was due to higher Aboveground Storage Tank revenues, which increased 41.5% to $55.9 million in fiscal 2009, compared to $39.5 million a year earlier, higher revenues in Electrical and Instrumentation, which increased $9.3 million to $11.5 million in fiscal 2009, compared to $2.2 million a year earlier, and higher Downstream Petroleum revenues, which increased 14.6% to $38.5 million in fiscal 2009 compared to $33.6 million a year earlier. These increases were partially offset by lower Specialty revenues, which fell $14.7 million as the construction of the tanks on a Gulf Coast LNG project was completed in the fourth quarter of fiscal 2008.

At August 31, 2008, the Construction Services segment had a backlog of $300.3 million, as compared to a backlog of $325.3 million as of May 31, 2008. The decrease of $25.0 million is due to declines in Aboveground Storage Tank and Electrical and Instrumentation of $30.8 million and $4.2 million, partially offset by increases in Downstream Petroleum of $8.4 million and Specialty of $1.6 million.

Gross profit increased from $8.7 million in fiscal 2008 to $15.0 million in fiscal 2009 due to the 16.2% growth in revenues and improved gross margins, which increased from 8.8% in fiscal 2008 to 13.1% in fiscal 2009. The prior year’s gross margins of 8.8% included a $1.5 million pretax charge for cost overruns related to a Gulf Coast LNG project.

Operating income and income before income tax expense were $7.5 million and $7.7 million in fiscal 2009 compared to $3.9 million and $3.7 million in fiscal 2008.

Repair and Maintenance Services

Revenues for the Repair and Maintenance Services segment were $71.9 million in fiscal 2009 compared to $62.5 million in fiscal 2008. The improvement was due to higher Aboveground Storage Tank revenues, which increased 15.4% to $47.9 million in fiscal 2009, compared to $41.5 million in the prior fiscal year and by higher Downstream Petroleum revenues, which increased 21.1% to $21.2 million in fiscal 2009, compared to $17.5 million a year earlier. These increases were partially offset by lower Electrical and Instrumentation revenues, which decreased $0.7 million to $2.8 million in fiscal 2009 from $3.5 million during fiscal 2008.

Backlog at August 31, 2008 and May 31, 2008 for the Repair and Maintenance Services segment was $158.5 million and $142.0 million, respectively. The increase of $16.5 million was due to increases in Downstream Petroleum of $11.9 million and Aboveground Storage Tank of $4.6 million. The Electrical and Instrumentation backlog was unchanged.

Gross profit increased from $10.2 million in fiscal 2008 to $11.6 million in fiscal 2009 due to an increase in revenues. Gross margins were 16.2% in fiscal 2009 and 16.4% in fiscal 2008.

Operating income and income before income tax expense increased to $7.1 million and $7.6 million, respectively, in fiscal 2009 compared to $7.0 million and $6.9 million in fiscal 2008.

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

For long-term maintenance contracts we include only the amounts that we expect to recognize into revenue over the next 12 months. For all other arrangements, we calculate backlog as the estimated contract amount less the revenue recognized as of the reporting date.

The following table provides a rollforward of our backlog from May 31, 2008 to August 31, 2008:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Backlog as of May 31, 2008	$325,341	$141,967	$467,308
New backlog awarded	89,707	88,396	178,103
Revenue recognized on contracts in backlog	(114,758)	(71,892)	(186,650)

Backlog as of August 31, 2008	$300,290	$158,471	$458,761

Non-GAAP Financial Measure

EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings before net interest expense, income taxes, depreciation and amortization. We have presented EBITDA because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Consolidated Statements of Income entitled “Net Income” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•

It does not include interest income or expense. Because we borrow money from time to time to finance our operations, interest expense is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations.

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

A reconciliation of EBITDA to net income follows:

	Three Months Ended
	August 31, 2008	August 31, 2007
	(In thousands)
Net income	$9,504	$6,336
Interest expense, net	5	288
Provision for income taxes	5,836	4,224
Depreciation and amortization	2,381	1,774

EBITDA	$17,726	$12,622

FINANCIAL CONDITION AND LIQUIDITY

Overview

We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity in the first quarter of fiscal 2009 were cash on hand at the beginning of the quarter and cash flows from operations. Cash on hand at August 31, 2008 totaled $18.8 million and availability under the senior revolving credit facility totaled $70.4 million resulting in total liquidity of $89.2 million. Factors that routinely impact our short-term liquidity and may impact our long-term liquidity include, but are not limited to:

•	Changes in working capital

•	Contract terms that determine the timing of billings to customers and the collection of those billings

•	Some cost plus and fixed price customer contracts are billed based on milestones which may require us to incur significant expenditures prior to collecting from our customers.

•	Time and material contracts are normally billed in arrears. Therefore, we are required to carry these costs until they can be billed and collected.

•	Some of our large construction projects require retentions.

•	Capital expenditures

•	Strategic investments in new operations

•	Acquisitions of new businesses

•	Purchases of shares under our existing or any future stock buyback program

•	Contract disputes or collection issues resulting from the failure of a significant customer

In the future we may elect to raise additional capital by issuing common stock, convertible notes or term debt as necessary to fund our operations or to fund the acquisition of new businesses. In fiscal 2009, we expect cash flows from operations to be a significant source of liquidity, which we expect will provide funding for additional investments in capital assets and our planned acquisition of the engineering and construction assets and technology from CB&I. We will continue to evaluate our working capital requirements and other factors to maintain sufficient liquidity.

Cash Flows from Operating Activities

Operations generated $0.3 million in cash in the first quarter of fiscal 2009. The cash generated from operations was due primarily to profitable operating results substantially offset by an increase in working capital.

Cash Flows from Investing Activities

Investing activities used $3.0 million of cash in the first quarter of fiscal 2009 due to capital expenditures of $3.1 million partially offset by proceeds from asset sales of $0.1 million. Capital expenditures included $1.0 million for the purchase of construction equipment, $0.7 million for transportation equipment, $0.2 million for furniture and fixtures, and $1.2 million for land and buildings. The $1.2 million of capital expenditures included in the land and buildings category related primarily to leasehold improvements to the office building that now functions as our corporate headquarters and provides office space for certain operations personnel. We routinely acquire assets utilizing capital leases. Assets acquired through capital leases totaled $0.3 million in the first quarter of fiscal 2009 and are reported as non-cash additions to Property, Plant and Equipment in the Consolidated Statement of Cash Flows.

Cash Flows from Financing Activities

Financing activities used $0.1 million in cash in the first quarter of fiscal 2009 due to capital lease payments of $0.3 million partially offset by proceeds from stock option activity of $0.2 million.

Senior Revolving Credit Facility

The senior revolving credit facility is primarily used to fund short-term changes in working capital and issuance of letters of credit. The total capacity of the facility at August 31, 2008 was $75.0 million with $4.6 million outstanding for letters of credit that have been issued to support certain workers’ compensation insurance programs resulting in an availability of $70.4 million. The Company currently believes that sufficient liquidity exists but has the right to increase the facility to $100.0 million in the future if considered necessary. We believe the facility provides adequate liquidity and financial flexibility to support our expected growth in fiscal 2009 and beyond.

The facility contains customary negative covenants including limits on other indebtedness, operating and capital lease obligations, asset sales, dividends and certain other distributions. The facility also contains financial covenants that require us to maintain certain financial ratios including a senior leverage ratio, an asset coverage ratio, a fixed charge coverage ratio and a tangible net worth requirement. Non-compliance with any of these ratios or the tangible net worth requirement or a violation of other covenants could result in an event of default and reduce the availability under the facility. We are currently in compliance with all covenants and have full availability under the facility.

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

Stock Repurchase Program and Treasury Shares

In October 2000, the Board of Directors authorized a stock buyback program, which permitted the purchase of up to 20% (i.e., 3,447,506 shares) of our common stock outstanding at that time. To date, Matrix Service has purchased 2,846,782 shares under the program and has authorization to purchase an additional 600,724 shares. The Company did not repurchase any common shares during the first quarter of fiscal 2009, the Company intends to repurchase shares in future periods if accretive to earnings per share. The Company has 1,806,150 treasury shares remaining at August 31, 2008 and intends to utilize these treasury shares solely for the satisfaction of stock issuances under the Company’s equity incentive compensation plans.

Outlook

We produced strong results in the first fiscal quarter and the fundamentals of our industry remain sound. We anticipate that demand from our customers combined with our efforts to diversify our services and to expand our geographic footprint will enable us to maintain significant growth in revenues and earnings per share over the prior fiscal year. The current uncertainty in the financial and capital markets have not had a significant direct or indirect impact on our business. We believe our industry is as well insulated as any; however, it is possible that our results of operations may be negatively affected if the current financial crisis is prolonged and causes our customers to reduce or delay spending for our services.

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

These forward-looking statements include, among others, such things as:

•	amounts and nature of future revenues and margins from our Construction Services and Repair and Maintenance Services segments;

•	our ability to generate sufficient cash from operations or to raise cash in order to meet our short and long-term capital requirements;

•	our ability to continue to comply with the covenants in our credit agreement;

•	the adequacy of our reserves for contingencies and insurance losses;

•	the likely impact of new or existing regulations or market forces on the demand for our services; and

•	expansion and other development trends of the industries we serve.

These statements are based on certain assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in our Form 10-K for the fiscal year ended May 31, 2008 and listed from time to time in our filings with the Securities and Exchange Commission;

•	economic, market or business conditions in general and in the oil and gas, power and petrochemical industries in particular;

•	changes in laws or regulations; and

•	other factors, many of which are beyond our control.

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

There have been no material changes in market risk faced by us from those reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008, filed with the Securities and Exchange Commission. For more information on market risk, see Part II, Item 7A in our 2008 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2008. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended August 31, 2008.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 8 in Item 1 of Part 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Part II, Item 1.

Item 1A.	Risk Factors

There were no material changes in our Risk Factors from those reported in Item IA of Part I of our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In October 2000, the Board of Directors authorized a stock buyback program, which permitted the purchase of up to 20% (i.e., 3,447,506 shares) of our common stock outstanding at that time. To date, Matrix Service has purchased 2,846,782 shares under the program and has authorization to purchase an additional 600,724 shares. The Company did not repurchase any common shares during the first quarter of fiscal 2009, the Company intends to repurchase shares in future periods if accretive to earnings per share. The Company has 1,806,150 treasury shares remaining at August 31, 2008 and intends to utilize these treasury shares solely for the satisfaction of stock issuances under the Company’s equity incentive compensation plans.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
June 1 to 30, 2008	—	$—	2,846,782	600,724
July 1 to 31, 2008	—	—	2,846,782	600,724
August 1 to 31, 2008	—	—	2,846,782	600,724

Total	—	$—

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

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits:

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date: October 2, 2008	By:	/s/ Thomas E. Long
Thomas E. Long Vice President Finance and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer

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