Form 10-Q
period 2008-11-30
MATRIX SERVICE CO
filed 2009-01-08
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 7, 2009 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,131,982 shares outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Matrix Service Company

Consolidated Statements of Income

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
	(unaudited)		(unaudited)
Revenues	$176,937	$194,734	$363,587	$356,061
Cost of revenues	150,568	183,488	310,547	325,911

Gross profit	26,369	11,246	53,040	30,150
Selling, general and administrative expenses	11,776	11,841	23,838	19,887

Operating income (loss)	14,593	(595)	29,202	10,263

Other income (expense):
Interest expense	(123)	(273)	(237)	(577)
Interest income	104	15	213	31
Other	175	47	911	37

Income (loss) before income taxes	14,749	(806)	30,089	9,754
Provision (benefit) for federal, state and foreign income taxes	4,621	(1,016)	10,457	3,208

Net income	$10,128	$210	$19,632	$6,546

Basic earnings per common share	$0.39	$0.01	$0.75	$0.25

Diluted earnings per common share	$0.38	$0.01	$0.74	$0.24

Weighted average common shares outstanding:
Basic	26,102	26,625	26,087	26,609
Diluted	26,400	27,131	26,456	27,109

See accompanying notes.

Matrix Service Company

Consolidated Balance Sheets

(In thousands)

	November 30, 2008	May 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,538	$21,989
Accounts receivable, less allowances (November 30, 2008 - $300 and May 31, 2008 - $269)	98,809	105,858
Income tax receivable	1,343	—
Costs and estimated earnings in excess of billings on uncompleted contracts	52,356	49,940
Inventories	5,893	4,255
Deferred income taxes	4,954	4,399
Prepaid expenses	4,717	3,357
Other current assets	—	809

Total current assets	181,610	190,607

Property, plant and equipment at cost:
Land and buildings	26,683	24,268
Construction equipment	50,866	47,370
Transportation equipment	17,491	16,927
Furniture and fixtures	13,675	11,781
Construction in progress	2,975	6,712

	111,690	107,058
Accumulated depreciation	(52,498)	(49,811)

Property, plant and equipment, net	59,192	57,247

Goodwill	22,166	23,329

Other assets	1,555	3,410

Total assets	$264,523	$274,593

See accompanying notes.

Matrix Service Company

Consolidated Balance Sheets

(In thousands, except share data)

	November 30, 2008	May 31, 2008
	(unaudited)
Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$45,496	$53,560
Billings on uncompleted contracts in excess of costs and estimated earnings	35,140	48,709
Accrued insurance	7,866	8,451
Accrued wages and benefits	10,477	14,976
Income tax payable	—	2,028
Current capital lease obligation	1,195	1,042
Other accrued expenses	1,297	1,015

Total current liabilities	101,471	129,781

Long-term capital lease obligation	777	1,000
Deferred income taxes	4,150	5,112

Stockholders’ equity:
Common stock - $.01 par value; 60,000,000 shares authorized 27,888,217 shares issued as of November 30, 2008 and May 31, 2008	279	279
Additional paid-in capital	110,465	108,402
Retained earnings	64,436	44,809
Accumulated other comprehensive income (loss)	(845)	1,584

	174,335	155,074
Less: Treasury stock, at cost - 1,756,235 and 1,825,600 shares as of November 30, 2008 and May 31, 2008	(16,210)	(16,374)

Total stockholders’ equity	158,125	138,700

Total liabilities and stockholders’ equity	$264,523	$274,593

See accompanying notes.

Matrix Service Company

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	November 30, 2008	November 30, 2007
	(unaudited)
Operating activities:
Net income	$19,632	$6,546
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	4,861	3,813
Deferred income tax	(1,179)	(1,475)
Gain on sale of property, plant and equipment	(51)	(9)
Allowance for uncollectible accounts	31	1,084
Stock-based compensation expense	2,173	1,384
Other	48	173
Changes in operating assets and liabilities increasing (decreasing) cash:
Receivables	7,018	(29,876)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,416)	2,476
Inventories	(1,638)	25
Prepaid expenses and other assets	447	(208)
Accounts payable	(8,218)	9,801
Billings on uncompleted contracts in excess of costs and estimated earnings	(13,569)	17,751
Accrued expenses	(4,802)	(5,248)
Income tax receivable/payable	(3,215)	(4,060)

Net cash provided (used) by operating activities	(878)	2,177
Investing activities:
Acquisition of property, plant and equipment	(6,590)	(8,327)
Proceeds from asset sales	955	192

Net cash used by investing activities	$(5,635)	$(8,135)

Matrix Service Company

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	November 30, 2008	November 30, 2007
	(unaudited)
Financing activities:
Advances under bank credit facility	$—	$107,820
Repayments of bank credit facility	—	(104,570)
Capital lease payments	(588)	(416)
Issuances of common stock	131	239
Tax benefit from exercised stock options	96	428
Purchase of treasury shares	(32)	(700)

Net cash provided (used) by financing activities	(393)	2,801

Effect of exchange rate changes on cash	(1,545)	239

Net decrease in cash and cash equivalents	(8,451)	(2,918)
Cash and cash equivalents, beginning of period	21,989	9,147

Cash and cash equivalents, end of period	$13,538	$6,229

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$14,800	$8,304

Interest	$208	$311

Non-cash investing and financing activities:
Equipment acquired through capital leases	$518	$202

Purchases of property, plant and equipment on account	$638	$1,611

See accompanying notes.

Matrix Service Company

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Translation Adjustments	Total
Balances, May 31, 2008	$279	$108,402	$44,809	$(16,374)	$1,584	$138,700

Net Income	—	—	19,632	—	—	19,632

Other comprehensive loss	—	—	—	—	(2,429)	(2,429)

Comprehensive income						17,203

Exercise of stock options (31,650 shares)	—	51	(5)	85	—	131

Tax effect of exercised stock options and vesting of deferred shares	—	(50)	—	—	—	(50)

Stock based compensation expense	—	2,173	—	—	—	2,173

Issuance of deferred shares (40,615 shares)	—	(111)	—	111	—	—

Purchase of treasury shares (2,900 shares)	—	—	—	(32)	—	(32)

Balances, November 30, 2008	$279	$110,465	$64,436	$(16,210)	$(845)	$158,125

Balances, May 31, 2007	$279	$104,408	$23,422	$(3,500)	$967	$125,576

Net income	—	—	6,546	—	—	6,546

Other comprehensive income	—	—	—	—	472	472

Comprehensive income						7,018

Exercise of stock options (42,550 shares)	—	112	(15)	142	—	239

Tax effect of exercised stock options and vesting of deferred shares	—	428	—	—	—	428

Stock based compensation expense	—	1,384	—	—	—	1,384

Issuance of deferred shares (59,590 shares)	—	(175)	—	175	—	—

Purchase of treasury shares (23,192 shares)	—	—	—	(700)	—	(700)

Balances, November 30, 2007	$279	$106,157	$29,953	$(3,883)	$1,439	$133,945

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

Note 2 – Purchase of Engineering and Construction Assets and Technology

On December 20, 2008, the Company acquired engineering and construction resources and technology used to design, engineer and construct single and full containment LNG storage tanks, LIN/LOX storage tanks, LPG storage tanks and thermal vacuum chambers from CB&I, Inc., a subsidiary of Chicago Bridge & Iron Company N.V. (“CB&I”). The purchase included approximately 70 engineering and construction personnel, along with tools, equipment and up to $20.0 million of backlog, which is expected to be completed over the next two years. Also included in the purchase was a perpetual license to use CB&I’s technology necessary to design, engineer and construct LNG storage tanks, LIN/LOX storage tanks, LPG storage tanks and thermal vacuum chambers. The purchase price was not material to the Company’s total assets, property, plant and equipment, or operations.

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

Note 4 – Asset Held for Sale

In September 2008 the Company completed the sale of its excess land in Orange, California. The sale proceeds approximated the carrying value of $0.8 million; therefore, no gain or loss was recognized.

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

	November 30, 2008	May 31, 2008
	(In thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$1,031,603	$982,369
Billings on uncompleted contracts	1,014,387	981,138

	$17,216	$1,231

Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$52,356	$49,940
Billings on uncompleted contracts in excess of costs and estimated earnings	35,140	48,709

	$17,216	$1,231

Matrix Service Company

Notes to Consolidated Financial Statements

Progress billings in accounts receivable at November 30, 2008 and May 31, 2008 included retentions to be collected within one year of $12.8 million and $16.3 million, respectively. Contract retentions collectible beyond one year are included in Other Assets on the Consolidated Balance Sheets and totaled $0.6 million at November 30, 2008 and $1.7 million at May 31, 2008.

Note 6 – Debt

The Company has a five-year, $75.0 million senior revolving credit facility (“Credit Facility”) that expires on November 30, 2012. The Credit Facility is guaranteed by substantially all of the Company’s subsidiaries and is secured by a lien on substantially all of the Company’s assets.

Availability under the Credit Facility is as follows:

	November 30, 2008	May 31, 2008
	(In thousands)
Credit Facility	$75,000	$75,000
Letters of credit	4,648	4,648

Availability under the Credit Facility	$70,352	$70,352

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

The Company is currently in compliance with all affirmative, negative, and financial covenants.

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

Unapproved Change Orders and Claims

As of November 30, 2008 and May 31, 2008, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of $0.9 million and $0.8 million, respectively. At November 30, 2008 costs and estimated earnings in excess of billings on uncompleted contracts included revenues for other claims of $0.1 million. There were no claims included in costs and estimated earnings in excess of billings on uncompleted contracts at May 31, 2008. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers generally will not pay these amounts until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

Matrix Service Company

Notes to Consolidated Financial Statements

Capital Commitments

At November 30, 2008, expected remaining spending on capital projects that have been approved but are not yet completed total $2.6 million.

Other

The Company and its subsidiaries are named as defendants in various other legal actions and are vigorously defending each of them. It is the opinion of management that none of the known legal actions will have a material adverse impact on the Company’s financial position, results of operations or liquidity.

Note 9 – Other Comprehensive Income

Other comprehensive income and accumulated other comprehensive income consisted of foreign currency translation adjustments.

	Three Months Ended		Six Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
	(In thousands)		(In thousands)
Net income	$10,128	$210	$19,632	$6,546
Other comprehensive income (loss)	(1,792)	364	(2,429)	472

Comprehensive income	$8,336	$574	$17,203	$7,018

Matrix Service Company

Notes to Consolidated Financial Statements

Note 10 – Earnings per Common Share

Basic earnings per share (“EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted EPS includes the dilutive effect of employee and director stock options as well as the dilutive effect of nonvested deferred shares.

The computation of basic and diluted EPS is as follows:

	Three Months Ended		Six Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
	(In thousands, except per share data)
Basic EPS:
Net income	$10,128	$210	$19,632	$6,546

Weighted average shares outstanding	26,102	26,625	26,087	26,609

Basic EPS	$0.39	$0.01	$0.75	$0.25

Weighted average shares outstanding - basic	26,102	26,625	26,087	26,609
Dilutive stock options	166	398	228	395
Dilutive nonvested deferred shares	132	108	141	105

Dilutive weighted average shares	26,400	27,131	26,456	27,109

Diluted EPS	$0.38	$0.01	$0.74	$0.24

The following securities are considered antidilutive and have been excluded from the calculation of diluted earnings per share:

	Three Months Ended		Six Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
(In thousands)
Stock options	—	—	—	—
Nonvested deferred shares	136	—	109	—

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

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K. Intersegment sales and transfers are recorded at cost; therefore, no intercompany profit or loss is recognized.

Matrix Service Company

Notes to Consolidated Financial Statements

Results of Operations

(In thousands)

	Construction Services	Repair & Maintenance Services	Other	Total
Three Months Ended November 30, 2008
Gross revenues	$108,084	$77,499	$—	$185,583
Less: Inter-segment revenues	7,955	691	—	8,646

Consolidated revenues	100,129	76,808	—	176,937
Gross profit	12,761	13,608	—	26,369
Operating income	5,618	8,975	—	14,593
Income before income tax expense	5,680	9,069	—	14,749
Net income	4,434	5,694	—	10,128
Segment assets	135,887	96,865	31,771	264,523
Capital expenditures	932	814	1,739	3,485
Depreciation and amortization expense	1,359	1,121	—	2,480

Three Months Ended November 30, 2007
Gross revenues	$119,443	$79,420	$—	$198,863
Less: Inter-segment revenues	3,170	959	—	4,129

Consolidated revenues	116,273	78,461	—	194,734
Gross profit (loss)	(1,839)	13,085	—	11,246
Operating income (loss)	(9,269)	8,508	166	(595)
Income (loss) before income tax expense	(9,432)	8,460	166	(806)
Net income (loss)	(5,240)	5,350	100	210
Segment assets	163,597	93,030	21,634	278,261
Capital expenditures	2,400	1,870	1,169	5,439
Depreciation and amortization expense	1,178	861	—	2,039

Six Months Ended November 30, 2008
Gross revenues	$230,445	$149,666	$—	$380,111
Less: Inter-segment revenues	15,558	966	—	16,524

Consolidated revenues	214,887	148,700	—	363,587
Gross profit	27,806	25,234	—	53,040
Operating income	13,110	16,092	—	29,202
Income before income tax expense	13,383	16,706	—	30,089
Net income	8,813	10,819	—	19,632
Segment assets	135,887	96,865	31,771	264,523
Capital expenditures	1,973	1,744	2,873	6,590
Depreciation and amortization expense	2,771	2,090	—	4,861

Six Months Ended November 30, 2007
Gross revenues	$222,460	$143,405	$—	$365,865
Less: Inter-segment revenues	7,408	2,396	—	9,804

Consolidated revenues	215,052	141,009	—	356,061
Gross profit	6,834	23,316	—	30,150
Operating income (loss)	(5,345)	15,527	81	10,263
Income (loss) before income tax expense	(5,719)	15,392	81	9,754
Net income (loss)	(3,013)	9,510	49	6,546
Segment assets	163,597	93,030	21,634	278,261
Capital expenditures	3,906	2,542	1,879	8,327
Depreciation and amortization expense	2,231	1,582	—	3,813

Matrix Service Company

Notes to Consolidated Financial Statements

Segment Revenue from External Customers by Industry Type

	Construction Services	Repair & Maintenance Services	Total
	(In thousands)
Three Months Ended November 30, 2008
Aboveground Storage Tanks	$45,024	$51,309	$96,333
Downstream Petroleum	42,126	21,204	63,330
Electrical and Instrumentation	8,714	4,295	13,009
Specialty	4,265	—	4,265

Total	$100,129	$76,808	$176,937

Three Months Ended November 30, 2007
Aboveground Storage Tanks	$58,326	$44,504	$102,830
Downstream Petroleum	39,499	29,810	69,309
Electrical and Instrumentation	5,239	4,147	9,386
Specialty	13,209	—	13,209

Total	$116,273	$78,461	$194,734

Six Months Ended November 30, 2008
Aboveground Storage Tanks	$100,893	$99,206	$200,099
Downstream Petroleum	86,514	42,449	128,963
Electrical and Instrumentation	14,347	7,045	21,392
Specialty	13,133	—	13,133

Total	$214,887	$148,700	$363,587

Six Months Ended November 30, 2007
Aboveground Storage Tanks	$97,801	$86,033	$183,834
Downstream Petroleum	73,050	47,347	120,397
Electrical and Instrumentation	7,410	7,629	15,039
Specialty	36,791	—	36,791

Total	$215,052	$141,009	$356,061

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Estimates

The following is a discussion of the most critical accounting policies, judgments and uncertainties that are inherent in our application of generally accepted accounting principles (“GAAP”) in the United States of America.

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

As of November 30, 2008 and May 31, 2008, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of $0.9 million and $0.8 million, respectively. At November 30, 2008 costs and estimated earnings in excess of billings on uncompleted contracts included revenues for other claims of $0.1 million. There were no claims included in costs and estimated earnings in excess of billings on uncompleted contracts at May 31, 2008. Historically, our collections for unapproved change orders and other claims have approximated the amount of revenue recognized.

The following table provides a rollforward of revenue recognized on claims and unapproved change orders:

	Claims for Unapproved Change Orders	Other Claims	Total
	(In thousands)
Balance at May 31, 2008	$804	$—	$804
Additions	498	141	639
Collections	(419)	—	(419)
Gain/(loss)	—	—	—

Balance at November 30, 2008	$883	$141	$1,024

Balance at May 31, 2007	$5,129	$1,493	$6,622
Additions	1,176	897	2,073
Collections	(1,636)	—	(1,636)
Loss	(34)	—	(34)

Balance at November 30, 2007	$4,635	$2,390	$7,025

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

Legal costs are expensed as incurred.

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles and coverage limits. As of November 30, 2008 and May 31, 2008, insurance reserves totaling $7.9 million and $8.5 million, respectively, are included on our balance sheet. These amounts represent our best estimate of our ultimate obligations for asserted claims, insurance premium obligations, and claims incurred but not yet reported at the balance sheet dates. We establish specific reserves for known claims using a case by case evaluation of the underlying claim data and update our evaluations as further information becomes known. We establish reserves for incurred but not reported claims based on historical claim development and other factors. Judgments and assumptions are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. Additionally, the actual results of claim settlements could differ from the amounts estimated.

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

At May 31, 2008 the estimated fair value of the Construction Services segment exceeded its carrying value by 220% and the estimated fair value of the Repair and Maintenance Services segment exceeded its carrying value by 74%. The unfavorable economic environment that currently exists has caused some of our customers to delay certain capital projects; therefore, we now expect fiscal 2009 revenues to be below levels assumed in our 2009 operating budget. To mitigate the impact to cash flow caused by the decreased revenue projections we are taking steps, including, but not limited to, reductions in capital spending and operating overhead. We view the anticipated revenue decline as temporary and believe that the long-term revenue and cash flow projections used to estimate the excess of estimated fair value over carrying value at May 31, 2008 are still achievable.

Results of Operations

Overview

The Company has two reportable segments, Construction Services and Repair and Maintenance Services. The majority of the work for both segments is performed in the United States with less than 4% of revenues generated in Canada during the first six months of fiscal 2009. However, the Company does continue to seek opportunities for growth in both the domestic and international markets.

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

Three Months Ended November 30, 2008 Compared to the Three Months Ended November 30, 2007

Consolidated

Consolidated revenues were $176.9 million in fiscal 2009, a decrease of $17.8 million, or 9.1%, from consolidated revenues of $194.7 million for fiscal 2008. The decline in consolidated revenues was the result of decreases in the Construction Services segment of $16.1 million and in the Repair and Maintenance Services segment of $1.7 million.

Consolidated gross profit increased from $11.2 million in fiscal 2008 to $26.4 million in fiscal 2009. The improvement of $15.2 million, or 135.7% was due to an increase in gross margins, which improved from 5.8% in fiscal 2008 to 14.9% in fiscal 2009. The gross margin improvement was due to higher margins in the Construction Services segment, where the gross margin increased to 12.7% in the current fiscal year versus (1.6)% in the prior fiscal year and higher gross margins in the Repair and Maintenance Services segment which increased to 17.7% in the current year compared to 16.7% in fiscal 2008.

Consolidated SG&A expenses were $11.8 million during both fiscal periods. SG&A expense as a percentage of revenue increased to 6.7% in fiscal 2009 compared to 6.1% in the prior fiscal year due to the $17.8 million decline in revenues.

Net interest expense in fiscal 2009 was negligible as the non-cash amortization of deal fees relating to the senior revolving credit facility and cash interest on our capital leases was almost entirely offset by interest income generated from the investment of excess cash. The prior year net interest expense of $0.3 million was primarily related to the amortization of deal fees on the senior revolving credit facility and interest on short-term borrowings under the facility.

Other income in fiscal 2009 was $0.2 million and related primarily to higher discounts taken due to early payments to our vendors and settlement proceeds.

Income before income tax expense increased to $14.7 million in fiscal 2009 from $(0.8) million in fiscal 2008. This $15.5 million increase occurred due to higher gross profits.

The effective tax rate for fiscal 2009 was 31.3% as certain operating loss carryforwards previously reserved were utilized or deemed to be fully utilizable resulting in a benefit of $1.0 million. The prior fiscal year included a $0.7 million tax benefit resulting from the assessment of the realizability of state investment tax credits.

Net income for fiscal 2009 increased to $10.1 million, or $0.38 per fully diluted share, versus net income in fiscal 2008 of $0.2 million, or $0.01 per fully diluted share.

Construction Services

Revenues for the Construction Services segment were $100.1 million, compared with $116.2 million in the same period a year earlier. The decrease of $16.1 million, or 13.9%, was due to lower Aboveground Storage Tank revenues, which decreased 22.8% to $45.0 million in fiscal 2009, compared to $58.3 million a year earlier, lower Specialty revenues, which decreased $8.9 million to $4.3 million in fiscal 2009, compared to $13.2 million a year earlier, partially offset by higher Downstream Petroleum revenues, which increased 6.6% to $42.1 million in fiscal 2009 compared to $39.5 million a year earlier and higher Electrical and Instrumentation revenues, which improved $3.5 million.

At November 30, 2008, the Construction Services segment had a backlog of $282.9 million, as compared to a backlog of $300.3 million at August 31, 2008. The decrease of $17.4 million from August 31, 2008 was due to declines in Downstream Petroleum and Electrical and Instrumentation of $18.2 million and $12.4 million, partially offset by increases in Aboveground Storage Tank of $8.1 million and Specialty of $5.1 million.

Gross profit increased from $(1.8) million in fiscal 2008 to $12.8 million in fiscal 2009 due to improved gross margins, which increased from (1.6)% in fiscal 2008 to 12.7% in fiscal 2009. The prior year’s gross margins of (1.6)% included a $16.0 million pretax charge for cost overruns related to a Gulf Coast LNG project.

Operating income and income before income tax expense were $5.6 million and $5.7 million in fiscal 2009 compared to $(9.3) million and $(9.4) million in fiscal 2008.

Repair and Maintenance Services

Revenues for the Repair and Maintenance Services segment were $76.8 million in fiscal 2009 compared to $78.5 million in fiscal 2008. The change was due to lower Downstream Petroleum revenues, which decreased $8.6 million to $21.2 million in fiscal 2009, compared to $29.8 million a year earlier. Largely offsetting this decline was an increase of $6.8 million in Aboveground Storage Tank revenues, which increased 15.3% to $51.3 million in fiscal 2009, compared to $44.5 million in the prior fiscal year. Electrical and Instrumentation revenues were $4.3 million in fiscal 2009, compared to $4.2 million a year earlier.

Backlog at November 30, 2008 and August 31, 2008 for the Repair and Maintenance Services segment was $171.2 million and $158.5 million, respectively. The increase of $12.7 million from August 31, 2008 was due to increases in Downstream Petroleum of $13.9 million and Electrical and Instrumentation of $2.5 million partially offset by a decrease of $3.7 million in Aboveground Storage Tank.

Gross profit increased from $13.1 million in fiscal 2008 to $13.6 million in fiscal 2009 due to an increase in gross margins, which were 17.7% in fiscal 2009 compared to 16.7% in fiscal 2008.

Operating income and income before income tax expense increased to $9.0 million and $9.1 million, respectively, in fiscal 2009 compared to $8.5 million and $8.5 million in fiscal 2008.

Six Months Ended November 30, 2008 Compared to Six Months Ended November 30, 2007

Consolidated

Consolidated revenues were $363.6 million in fiscal 2009, an increase of $7.5 million, or 2.1%, from consolidated revenues of $356.1 million for fiscal 2008. The improvement in consolidated revenues was the result of an increase in the Repair and Maintenance Services segment of $7.7 million partially offset by a decline of $0.2 million in the Construction Services segment.

Consolidated gross profit increased from $30.2 million in fiscal 2008 to $53.0 million in fiscal 2009. The improvement of $22.8 million, or 75.5% was primarily due to an increase in gross margins, which improved from 8.5% in fiscal 2008 to 14.6% in fiscal 2009. The gross margin improvement was due to higher margins in the Construction Services segment, where the gross margin increased to 12.9% in the current fiscal year versus 3.2% in the prior fiscal year. Repair and Maintenance Services segment gross margins also increased to 17.0% in the current year compared to 16.5% in fiscal 2008.

Consolidated SG&A expenses increased $3.9 million, or 19.6%, in fiscal 2009 to $23.8 million from $19.9 million for fiscal 2008. The increase was primarily due to costs relating to our expansion into Western Canada and the Gulf Coast Region and higher employee related and facility costs incurred to build the infrastructure and sales force necessary to support our long-term growth plan. SG&A expense as a percentage of revenue increased to 6.6% in fiscal 2009 compared to 5.6% in the prior fiscal year.

Net interest expense in fiscal 2009 was negligible as the non-cash amortization of deal fees relating to the senior revolving credit facility and cash interest on our capital leases was almost entirely offset by interest income generated from the investment of excess cash. The prior year net interest expense of $0.5 million was primarily related to the amortization of deal fees on the senior revolving credit facility and interest on short-term borrowings under the facility.

Other income in fiscal 2009 was $0.9 million and related primarily to insurance proceeds received. There were no similar items in fiscal 2008.

Income before income tax expense increased to $30.1 million in fiscal 2009 from $9.8 million in fiscal 2008. This $20.3 million increase occurred due to higher gross profits partially offset by higher SG&A expenses.

The effective tax rate for fiscal 2009 was 34.8% compared to 32.9% in fiscal 2008. In fiscal 2009, certain operating loss carryforwards previously reserved were utilized or deemed to be fully utilizable resulting in a benefit of $1.0 million. The prior fiscal year included a $0.7 million tax benefit resulting from the assessment of the realizability of state investment tax credits.

Net income for fiscal 2009 grew to $19.6 million, or $0.74 per fully diluted share, versus net income in fiscal 2008 of $6.5 million, or $0.24 per fully diluted share.

Construction Services

Revenues for the Construction Services segment were $214.9 million, compared with $215.1 million in the same period a year earlier. The decrease of $0.2 million was due to lower Specialty revenues, which decreased $23.7 million as the construction of the tanks on a Gulf Coast LNG project was completed in the fourth quarter of fiscal 2008. Largely offsetting this decline was higher Downstream Petroleum revenues, which increased $13.5 million to $86.5 million in fiscal 2009 compared to $73.0 million a year earlier, higher Electrical and Instrumentation revenues, which increased $6.9 million to $14.3 million in fiscal 2009, compared to $7.4 million a year earlier, and higher Aboveground Storage Tank revenues, which increased $3.1 million to $100.9 million in fiscal 2009, compared to $97.8 million a year earlier.

At November 30, 2008, the Construction Services segment had a backlog of $282.9 million, as compared to a backlog of $325.3 million as of May 31, 2008. The decrease of $42.4 million was due to declines in Aboveground Storage Tank, Electrical and Instrumentation, and Downstream Petroleum of $22.8 million, $16.7 million and $9.7 million, respectively. Partially offsetting these declines was an increase in Specialty of $6.8 million.

Gross profit increased from $6.8 million in fiscal 2008 to $27.8 million in fiscal 2009 due to improved gross margins, which increased from 3.2% in fiscal 2008 to 12.9% in fiscal 2009. The prior year’s gross margins of 3.2% included $17.5 million in pretax charges for cost overruns related to a Gulf Coast LNG project.

Operating income and income before income tax expense were $13.1 million and $13.4 million in fiscal 2009 compared to $(5.3) million and $(5.7) million in fiscal 2008.

Repair and Maintenance Services

Revenues for the Repair and Maintenance Services segment were $148.7 million in fiscal 2009 compared to $141.0 million in fiscal 2008. The improvement was due to higher Aboveground Storage Tank revenues, which increased 15.3% to $99.2 million in fiscal 2009, compared to $86.0 million in the prior fiscal year. This increase was partially offset by lower Downstream Petroleum revenues, which decreased $4.9 million to $42.4 million in fiscal 2009 from $47.3 million during fiscal 2008 and lower Electrical and Instrumentation revenues, which decreased $0.6 million to $7.0 million in fiscal 2009 from $7.6 million during fiscal 2008.

Backlog at November 30, 2008 and May 31, 2008 for the Repair and Maintenance Services segment was $171.2 million and $142.0 million, respectively. The increase of $29.2 million was due to increases in Downstream Petroleum of $25.8 million, Electrical and Instrumentation of $2.5 million and Aboveground Storage Tank of $0.9 million.

Gross profit increased from $23.3 million in fiscal 2008 to $25.2 million in fiscal 2009 due to an increase in revenues combined with improved gross margins, which were 17.0% in fiscal 2009 versus 16.5% in fiscal 2008.

Operating income and income before income tax expense increased to $16.1 million and $16.7 million, respectively, in fiscal 2009, compared to $15.5 million and $15.4 million in fiscal 2008.

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

For long-term maintenance contracts, we include only the amounts that we expect to recognize into revenue over the next 12 months. For all other arrangements, we calculate backlog as the estimated contract amount less the revenue recognized as of the reporting date.

The following provides a rollforward of our backlog for the three-months ended November 30, 2008:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Backlog as of August 31, 2008	$300,290	$158,471	$458,761
New backlog awarded	82,707	89,490	172,197
Revenue recognized on contracts in backlog	(100,129)	(76,808)	(176,937)

Backlog as of November 30, 2008	$282,868	$171,153	$454,021

The following provides a rollforward of our backlog for the six-months ended November 30, 2008:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Backlog as of May 31, 2008	$325,341	$141,967	$467,308
New backlog awarded	172,414	177,886	350,300
Revenue recognized on contracts in backlog	(214,887)	(148,700)	(363,587)

Backlog as of November 30, 2008	$282,868	$171,153	$454,021

Non-GAAP Financial Measure

EBITDA is a supplemental, non-GAAP financial measure. We define EBITDA as earnings before net interest expense, income taxes, depreciation and amortization. We have presented EBITDA because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Consolidated Statements of Income entitled “Net Income” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

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

A reconciliation of EBITDA to net income follows:

	Three Months Ended		Six Months Ended
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007
	(In thousands)		(In thousands)
Net income	$10,128	$210	$19,632	$6,546
Interest expense, net	19	258	24	546
Provision (benefit) for income taxes	4,621	(1,016)	10,457	3,208
Depreciation and amortization	2,480	2,039	4,861	3,813

EBITDA	$17,248	$1,491	$34,974	$14,113

Financial Condition & Liquidity

Overview

We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary source of liquidity in the first six months of fiscal 2009 was cash on hand at the beginning of the fiscal year. Cash on hand at November 30, 2008 totaled $13.5 million and availability under the senior revolving credit facility totaled $70.4 million resulting in total liquidity of $83.9 million.

Factors that routinely impact our short-term liquidity and that may impact our long-term liquidity include, but are not limited to:

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

In the future we may elect to raise additional capital by issuing common stock, convertible notes or term debt as necessary to fund our operations or to fund the acquisition of new businesses. In fiscal 2009, we expect cash flows from operations and our existing cash balance to be significant sources of liquidity, which we expect will provide funding for additional investments in capital assets and the acquisition of the engineering and construction assets and technology from CB&I. We will continue to evaluate our working capital requirements and other factors to maintain sufficient liquidity.

Cash Flows from Operating Activities

Operations used $0.9 million in cash in the first six months of fiscal 2009. The cash used in operations was due primarily to profitable operating results offset by an unfavorable change in working capital. The unfavorable change in working capital primarily relates to a decrease in accounts payable of $8.2 million, a decrease in billings in excess of costs and estimated earnings of $13.6 million, and a decrease in accrued expenses of $4.8 million, partially offset by an decrease in accounts receivable of $7.0 million.

Cash Flows from Investing Activities

Investing activities used $5.6 million in cash in the first six months of fiscal 2009. This was due to capital expenditures of $6.6 million partially offset by proceeds from asset sales of $1.0 million. The asset sale proceeds relate primarily to the sale of excess property discussed in Note 4 of the Notes to Consolidated Financial Statements. Capital expenditures included $2.7 million for the purchase of construction equipment, $1.5 million for transportation equipment, $0.7 million for furniture and fixtures, and $1.7 million for land and buildings. We also routinely acquire assets utilizing capital leases. Assets acquired through capital leases totaled $0.5 million in the first six months of fiscal 2009 and are reported as non-cash additions to Property, Plant and Equipment.

Cash Flows from Financing Activities

Financing activities used $0.4 million in cash in the first six months of fiscal 2009 primarily due to capital lease payments of $0.6 million partially offset by proceeds from stock option activity of $0.2 million.

Senior Revolving Credit Facility

The senior revolving credit facility is primarily used to fund short-term changes in working capital and issuance of letters of credit. The total capacity of the facility at November 30, 2008 was $75.0 million with $4.6 million outstanding for letters of credit that have been issued to support certain workers’ compensation insurance programs and remaining availability of $70.4 million. We believe the facility provides adequate liquidity and financial flexibility to support our expected growth.

The facility contains customary negative covenants including limits on other indebtedness, operating and capital lease obligations, asset sales, dividends and certain other distributions. The facility also contains financial covenants that require us to maintain certain financial ratios including a senior leverage ratio, an asset coverage ratio, a fixed charge coverage ratio and a tangible net worth requirement. Non-compliance with any of these ratios or the tangible net worth requirement or a violation of other covenants could result in an event of default and reduce the availability or eliminate our borrowing capacity under the facility. We are currently in compliance with all covenants and have full availability under the facility.

Dividend Policy

We have never paid cash dividends on our Common Stock and the terms of our credit agreement limit the amount of cash dividends we can pay. We currently intend to retain earnings to finance the growth of our business. Any payment of cash dividends in the future will depend upon our financial condition, capital requirements and earnings as well as other factors the Board of Directors may deem relevant.

Stock Repurchase Program

In October 2000, the Board of Directors authorized a stock buyback program, which permitted the purchase of up to 20% (i.e., 3,447,506 shares) of our common stock outstanding at that time. To date, Matrix Service has purchased 2,846,782 shares under the program and has authorization to purchase an additional 600,724 shares. The Company did not purchase any common shares under the program during the first six months of fiscal 2009. Matrix Service intends to repurchase shares in future periods if accretive to earnings per share. The Company has 1,756,235 treasury shares as of November 30, 2008 and intends to utilize these treasury shares solely for the satisfaction of stock issuances under the Company’s stock plans.

Outlook

Even in this challenging economic environment, we will continue to focus on continuing our long-term strategies to grow and diversify our business while producing quality earnings. We have invested in our infrastructure to ensure we are positioned to execute on this strategy and develop additional business opportunities. As a result, we have been able to maintain backlog and believe there is opportunity for long-term future growth. Our bid flow remains strong and we are currently tracking more than $2 billion of projects.

As evident in the economy, we experienced a slow down toward the end of the year with anticipated capital awards and maintenance pushed into calendar 2009. Furthermore, there has been a lack of guidance from some of our customers on their capital and maintenance plans as they assess the impact of the economic turmoil on their businesses. While we remain committed to growing and diversifying our business, we have taken steps to reduce costs. We are actively managing our liquidity to maintain our strong financial position in this environment and to be able to be opportunistic in the future.

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

These forward-looking statements include, among others, such things as:

•	amounts and nature of future revenues and margins from our Construction Services and Repair and Maintenance Services segments;

•	expansion and other development trends of the industries we serve;

•	our ability to generate sufficient cash from operations or to raise cash in order to meet our short and long-term capital requirements;

•	our ability to continue to comply with the covenants in our credit agreement;

•	the adequacy of our reserves for contingencies and insurance losses; and

•	the likely impact of new or existing regulations or market forces on the demand for our services.

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

There have been no material changes in market risk faced by us from those reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008, filed with the Securities and Exchange Commission. For more information on market risk, see Part II, Item 7A in our fiscal 2008 Annual Report on Form 10-K.

ITEM 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2008. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended November 30, 2008.

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings

For information regarding legal proceedings, see Note 8 in Item 1 of Part 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Part II, Item 1.

ITEM 1A.	Risk Factors

Except as set forth below, there were no material changes in our Risk Factors from those reported in Item IA. of Part I of our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

Our Construction Services segment’s performance is highly dependent upon the level of capital expenditures by oil, gas and power companies on infrastructure.

Our Construction Services segment’s revenue and cash flow are dependent upon engineering and construction projects. The availability of these types of projects is dependent upon the economic condition of the oil, gas, and power industries, specifically, the level of capital expenditures of oil, gas and power companies on infrastructure. The current credit crisis and related turmoil in the global financial system, including the capital markets, as well as a general economic downturn or recession in North America may have an adverse impact on the level of capital expenditures of oil, gas and power companies and/or their ability to finance these expenditures. Our failure to obtain projects, the delay in award of projects, the cancellation of projects or delays in completion of contracts are factors the could result in under-utilization of our resources, which would have an adverse impact on our revenue and cash flow. There are numerous factors beyond our control that influence the level of capital expenditures of oil, gas and power companies, including:

•	current or projected oil, gas and power prices as well as refining margins;

•	the demand for electricity;

•	the abilities of oil, gas and power companies to generate, access and deploy capital;

•	exploration, production and transportation costs;

•	regulatory restraints on the rates that power companies may charge their customers; and

•	local and international political and economic conditions.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In October 2000, the Board of Directors authorized a stock buyback program, which permitted the purchase of up to 20% (i.e., 3,447,506 shares) of the common stock outstanding at that time. The Company did not purchase any common shares during the three months ended November 30, 2008 under this program but may repurchase additional shares in future periods. To date, Matrix Service has purchased 2,846,782 shares under the program and has authorization to purchase an additional 600,724 shares. The Company purchased 2,900 shares in the three months ended November 30, 2008 at an average price of $10.92 related to the statutory tax withholding on the net share settlement provisions on the issuance of deferred shares. The Company has 1,756,235 treasury shares as of November 30, 2008 and intends to utilize these shares solely for the satisfaction of stock issuances under the Company’s stock plans.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Shares That May Yet Be Purchased Under the Plans or Programs
September 1 to 30, 2008	—	$—	2,846,782	600,724
October 1 to 31, 2008	2,436	$11.65	2,846,782	600,724
November 1 to 30, 2008	464	$7.13	2,846,782	600,724

Total	2,900	$10.92

Dividend Policy

We have never paid cash dividends on our Common Stock, and the terms of our credit agreement limit the amount of cash dividends we can pay. We currently intend to retain earnings to finance the growth of our business. Any payment of cash dividends in the future will depend upon our financial condition, capital requirements and earnings as well as other factors the Board of Directors may deem relevant.

ITEM 3.	Defaults Upon Senior Securities

Not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held in Tulsa, Oklahoma at 10:30 a.m. local time on Monday, October 21, 2008. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement, and all nominees were elected.

Out of a total of 26,082,067 shares of the Company’s common stock outstanding and entitled to vote, 24,411,948 shares were present at the meeting in person or by proxy, representing approximately 93.6 percent. Matters voted upon at the meeting were as follows:

•

Six directors to serve on the Company’s Board of Directors. Messrs. Michael J. Bradley, Michael J. Hall, I. Edgar (Ed) Hendrix, Paul K. Lackey, Tom E. Maxwell and David J. Tippeconnic were elected to serve until the 2009 Annual Meeting. The vote tabulation with respect to each nominee was as follows:

Nominee	For	Authority Withheld
Michael J. Bradley	24,167,778	244,170
Michael J. Hall	24,086,531	325,417
I. Edgar (Ed) Hendrix	24,222,679	189,269
Paul K. Lackey	24,220,311	191,637
Tom E. Maxwell	21,980,725	2,431,223
David J. Tippeconnic	24,176,245	235,703

•	Ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for fiscal 2009.

For	Against	Abstain	Broker Non-Votes
24,250,453	145,700	15,795	—

ITEM 5.	Other Information

Not applicable

ITEM 6.	Exhibits:

Exhibit 10.1:	Amended and Restated Deferred Compensation Plan for Members of the Board of Directors.

Exhibit 10.2:	Form of Amendment to Severance Agreement (Senior Executives).

Exhibit 10.3:	Form of Amendment to Severance Agreement (Key Employees).

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date: January 8, 2009	By:	/s/ Thomas E. Long
Thomas E. Long, Vice President Finance and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer

EXHIBIT INDEX

Exhibit 10.1:	Amended and Restated Deferred Compensation Plan for Members of the Board of Directors.

Exhibit 10.2:	Form of Amendment to Severance Agreement (Senior Executives).

Exhibit 10.3:	Form of Amendment to Severance Agreement (Key Employees).

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.