Form 10-Q
period 2009-02-28
MATRIX SERVICE CO
filed 2009-04-09
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2009

or

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

As of April 8, 2009 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,149,994 shares outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Matrix Service Company

Consolidated Statements of Income

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
	(unaudited)		(unaudited)
Revenues	$146,262	$181,120	$509,849	$537,181
Cost of revenues	128,301	160,119	438,848	486,030

Gross profit	17,961	21,001	71,001	51,151
Selling, general and administrative expenses	10,916	10,905	34,754	30,792

Operating income	7,045	10,096	36,247	20,359

Other income (expense):
Interest expense	(139)	(183)	(376)	(760)
Interest income	68	26	281	57
Other	(179)	52	732	89

Income before income taxes	6,795	9,991	36,884	19,745
Provision for federal, state and foreign income taxes	2,583	3,989	13,040	7,197

Net income	$4,212	$6,002	$23,844	$12,548

Basic earnings per common share	$0.16	$0.23	$0.91	$0.47

Diluted earnings per common share	$0.16	$0.22	$0.90	$0.46

Weighted average common shares outstanding:
Basic	26,147	26,464	26,107	26,561
Diluted	26,322	26,870	26,426	27,033

See accompanying notes.

Matrix Service Company

Consolidated Balance Sheets

(In thousands)

	February 28, 2009	May 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,552	$21,989
Accounts receivable, less allowances (February 28, 2009—$375 and May 31, 2008—$269)	126,944	105,858
Costs and estimated earnings in excess of billings on uncompleted contracts	38,635	49,940
Inventories	5,876	4,255
Deferred income taxes	5,016	4,399
Prepaid expenses	4,839	3,357
Income tax receivable	739	—
Other current assets	3,642	809

Total current assets	208,243	190,607

Property, plant and equipment at cost:
Land and buildings	26,932	24,268
Construction equipment	54,180	47,370
Transportation equipment	17,851	16,927
Furniture and fixtures	14,587	11,781
Construction in progress	1,498	6,712

	115,048	107,058
Accumulated depreciation	(54,948)	(49,811)

Property, plant and equipment, net	60,100	57,247

Goodwill	22,916	23,329

Other assets	4,830	3,410

Total assets	$296,089	$274,593

See accompanying notes.

Matrix Service Company

Consolidated Balance Sheets

(In thousands, except share data)

	February 28, 2009	May 31, 2008
	(unaudited)
Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$58,545	$53,560
Billings on uncompleted contracts in excess of costs and estimated earnings	47,168	48,709
Accrued wages and benefits	12,858	14,976
Accrued insurance	6,554	8,451
Income tax payable	—	2,028
Current capital lease obligations	1,324	1,042
Other accrued expenses	1,708	1,015

Total current liabilities	128,157	129,781

Long-term capital lease obligations	759	1,000
Deferred income taxes	4,257	5,112

Stockholders’ equity:
Common stock - $.01 par value; 60,000,000 shares authorized, 27,888,217 shares issued as of February 28, 2009 and May 31, 2008	279	279
Additional paid-in capital	111,374	108,402
Retained earnings	68,648	44,809
Accumulated other comprehensive income (loss)	(1,220)	1,584

	179,081	155,074

Less: Treasury stock, at cost – 1,738,223 and 1,825,600 shares as of February 28, 2009 and May 31, 2008	(16,165)	(16,374)

Total stockholders’ equity	162,916	138,700

Total liabilities and stockholders’ equity	$296,089	$274,593

See accompanying notes.

Matrix Service Company

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	February 28, 2009	February 29, 2008
	(unaudited)
Operating activities:
Net income	$23,844	$12,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,617	6,030
Deferred income tax	(1,173)	565
Loss on sale of property, plant and equipment	220	28
Allowance for uncollectible accounts	303	1,156
Stock-based compensation expense	3,091	2,158
Other	325	233
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects from acquisitions (Note 2):
Receivables	5,310	(10,732)
Costs and estimated earnings in excess of billings on uncompleted contracts	15,643	5,236
Inventories	(1,871)	453
Prepaid expenses and other assets	14	(748)
Accounts payable	(15,164)	(1,290)
Billings on uncompleted contracts in excess of costs and estimated earnings	(4,875)	13,579
Accrued expenses	(4,772)	(2,157)
Income tax receivable/payable	(2,612)	(2,536)

Net cash provided by operating activities	25,900	24,523

Investing activities:
Acquisition of property, plant and equipment	(8,618)	(13,118)
Proceeds from asset sales	998	282
Acquisition of businesses, net of cash acquired	(15,142)	—

Net cash used by investing activities	$(22,762)	$(12,836)

Matrix Service Company

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	February 28, 2009		February 29, 2008
	(unaudited)
Financing activities:
Advances under bank credit facility	$—		$149,760
Repayments of bank credit facility	—		(149,760)
Capital lease payments	(822)		(664)
Issuances of common stock	202		586
Tax benefit from exercised stock options	106		627
Open market purchase of treasury shares	—		(12,843)
Other treasury share purchases Debt amendment fees	(32 (213	) )	(700	) -

Net cash used by financing activities	(759)		(12,994)

Effect of exchange rate changes on cash	(1,816)		430

Net increase (decrease) in cash and cash equivalents	563		(877)
Cash and cash equivalents, beginning of period	21,989		9,147

Cash and cash equivalents, end of period	$22,552		$8,270

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$16,764		$8,515

Interest	$292		$456

Non-cash investing and financing activities:
Equipment acquired through capital leases	$756		$641

Purchases of property, plant and equipment on account	$112		$453

See accompanying notes.

Matrix Service Company

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Translation Adjustments	Total
Balances, May 31, 2008	$279	$108,402	$44,809	$(16,374)	$1,584	$138,700
Net Income	—	—	23,844	—	—	23,844
Other comprehensive loss	—	—	—	—	(2,804)	(2,804)

Comprehensive income						21,040
Exercise of stock options (48,650 shares)	—	75	(5)	132	—	202
Tax effect of exercised stock options and vesting of deferred shares	—	(85)	—	—	—	(85)
Stock-based compensation expense	—	3,091	—	—	—	3,091
Issuance of deferred shares (41,627 shares)	—	(109)	—	109	—	—
Purchase of treasury shares (2,900 shares)	—	—	—	(32)	—	(32)

Balances, February 28, 2009	$279	$111,374	$68,648	$(16,165)	$(1,220)	$162,916

Balances, May 31, 2007	$279	$104,408	$23,422	$(3,500)	$967	$125,576
Net income	—	—	12,548	—	—	12,548
Other comprehensive income	—	—	—	—	750	750

Comprehensive income						13,298
Exercise of stock options (99,450 shares)	—	299	(20)	307	—	586
Tax effect of exercised stock options	—	627	—	—	—	627
Stock-based compensation expense	—	2,158	—	—	—	2,158
Issuance of deferred shares (59,590 shares)	—	(175)	—	175	—	—
Open market purchase of treasury shares (729,982 shares)	—	—	—	(12,843)	—	(12,843)
Other treasury share purchases (23,192 shares)	—	—	—	(700)	—	(700)

Balances, February 29, 2008	$279	$107,317	$35,950	$(16,561)	$1,717	$128,702

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

Note 2 – Acquisitions

Purchase of Engineering and Construction Assets and Technology

On December 20, 2008, the Company acquired engineering and construction resources and technology used to design, engineer and construct single and full containment LNG storage tanks, LIN/LOX storage tanks, LPG storage tanks and thermal vacuum chambers from CB&I Inc., a subsidiary of Chicago Bridge & Iron Company N.V. (“CB&I”). The purchase included approximately 70 engineering and construction personnel, along with tools, equipment, and a perpetual license to use CB&I’s technology necessary to design, engineer and construct LNG storage tanks, LIN/LOX storage tanks, LPG storage tanks and thermal vacuum chambers.

Purchase of S.M. Electric Company, Inc.

On February 5, 2009 the Company’s wholly owned subsidiary Matrix Service Industrial Contractors, Inc. acquired S.M. Electric Company, Inc. (“SME”). The purchase price consisted primarily of the repayment of SME’s bank indebtedness and the repayment of certain indebtedness to SME’s former owners. SME, located in Rahway, New Jersey, provides electrical and contracting services to industrial and utility customers in the Northeastern United States. SME has contracts and performs work in both the Repair and Maintenance and Construction Services segments; therefore, SME’s financial results are included in both operating segments from February 5, 2009.

Matrix Service Company

Notes to Consolidated Financial Statements

The purchase prices were allocated to the major categories of assets and liabilities based upon their estimated fair values at their respective acquisition dates. The following table summarizes the preliminary purchase price allocation of the acquisitions which is subject to change as we complete our valuation of certain acquired assets and liabilities:

Current assets	$34,642
Property, plant and equipment	2,281
Goodwill	817
Other assets	3,069

Total assets acquired	40,809
Current liabilities	25,340
Non-current liabilities	74

Net assets acquired	15,395
Cash acquired	253

Net purchase price	$15,142

The operating data related to these acquisitions was not material. Both acquisitions were funded with cash on hand.

Note 3 – Goodwill

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

The Company’s policy, as stated above, is to perform an annual impairment analysis in the fourth quarter or in any period in which an impairment indicator exists. The current economic conditions have

Matrix Service Company

Notes to Consolidated Financial Statements

significantly impacted the market capitalization of almost all public companies, including ours. A significant adverse change in the business climate is considered an impairment indicator. In addition, the market environment has caused some of our customers to delay or cancel certain capital projects, primarily in the most recent quarter, and we now expect fiscal 2009 revenue and earnings to be below levels previously assumed in our fiscal 2009 operating budget. Based on these factors we performed an interim impairment analysis as of the end of the third fiscal quarter.

At February 28, 2009, the estimated fair value of the Construction Services segment exceeded its carrying value by 82% and the estimated fair value of the Repair and Maintenance Services segment exceeded its carrying value by 78%. We will continue to monitor both the external equity markets and our revenue and earnings outlook. Additionally, we will perform our routine annual impairment analysis in the fourth quarter.

Note 4 – Recently Issued Accounting Standards

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

	February 28, 2009	May 31, 2008
	(In thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$1,249,389	$982,369
Billings on uncompleted contracts	1,257,922	981,138

	$(8,533)	$1,231

Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$38,635	$49,940
Billings on uncompleted contracts in excess of costs and estimated earnings	47,168	48,709

	$(8,533)	$1,231

Progress billings in accounts receivable at February 28, 2009 and May 31, 2008 included retentions to be collected within one year of $17.0 million and $16.3 million, respectively. Contract retentions collectible beyond one year are included in Other Assets on the Consolidated Balance Sheets and totaled $0.7 million at February 28, 2009 and $1.7 million at May 31, 2008.

Note 6 – Debt

The Company has a five-year, $75.0 million senior revolving credit facility (“Credit Facility”) that expires on November 30, 2012. The Credit Facility is guaranteed by substantially all of the Company’s subsidiaries and is secured by a lien on substantially all of the Company’s assets.

Availability under the Credit Facility is as follows:

	February 28, 2009	May 31, 2008
	(In thousands)
Credit Facility	$75,000	$75,000
Letters of credit	6,864	4,648

Availability under the Credit Facility	$68,136	$70,352

The Credit Facility may be used for working capital, issuance of letters of credit or other lawful corporate purposes. The Credit Agreement contains customary affirmative and negative covenants that place certain restrictions on the Company, including limits on new debt, operating and capital lease obligations, asset sales and certain distributions, including dividends.

Matrix Service Company

Notes to Consolidated Financial Statements

On February 11, 2009, the Company entered into an amendment (“Amendment”) to the Credit Facility which altered certain key provisions of the Credit Facility including the following:

•	The limitation on share repurchases was increased from $25.0 million for the life of the Credit Facility, to $25.0 million in any calendar year.

•

The prior limitation on acquisitions of $7.5 million in any consecutive twelve month period and $20.0 million for the life of the Credit Facility was eliminated so long as the Company’s Senior Leverage Ratio on a pro forma basis as of the end of the fiscal quarter immediately preceding the acquisition is below 1.00 to 1.00 and availability under the Credit Facility is at or above 50% after consummation of the acquisition. If the Senior Leverage Ratio on a pro forma basis is over 1.00 to 1.00 but below 1.75 to 1.00, acquisitions will be limited to $25.0 million in a twelve month period, provided there is at least $25.0 million of availability under the Credit Facility.

•

A financial covenant was modified to require that we maintain a Tangible Net Worth in an amount which is no less than the sum of $110.0 million, plus the net proceeds of any issuance of equity that occurs after November 30, 2008, plus 50% of all positive quarterly net income after November 30, 2008. Previously, we were required to maintain a Tangible Net Worth of no less than the sum of $55.6 million, plus the net cash proceeds of any issuance of equity that occurred after August 31, 2006, plus 75% of all positive quarterly net income after August 31, 2006. As of November 30, 2008, we were required to maintain a Tangible Net Worth of at least $98.5 million.

•	Amounts borrowed under the Credit Facility will continue to bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio.

•	The additional margins on the LIBOR-based loans increased from between 1.00% and 1.75% to between 2.00% and 2.75% based on the Senior Leverage Ratio.

•	The additional margins on the Alternate Base Rate loans increased from between 0.00% and 0.25% to between 1.00% and 1.75% based on the Senior Leverage Ratio.

•

The Alternate Base Rate is now the greater of the Prime Rate, Federal Funds Effective Rate plus 0.50% or LIBOR plus 1.00%. Previously, the Alternate Base Rate was the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%.

•	The Unused Revolving Credit Facility Fee increased from between 0.175% and 0.375% to between 0.35% and 0.50% based on the Senior Leverage Ratio.

The Company is currently at the lowest margin tier for both the LIBOR and Alternate Base Rate loans and the lowest tier for the Unused Revolving Credit Facility Fee.

Other significant financial covenants that were unchanged by the Amendment include the following:

•	Senior Leverage Ratio not to exceed 2.50 to 1.00;

•	Asset Coverage Ratio to be greater than 1.45 to 1.00; and,

•	Fixed Charge Coverage Ratio to be greater than 1.25 to 1.00.

The Company is currently in compliance with all affirmative, negative, and financial covenants under the Credit Facility.

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

Typically our contracts require us to indemnify our customers for injury, damage or loss arising from the performance of our services and provide for warranties for materials and workmanship. The Company may also be required to name the customer as an additional insured under certain insurance policies up to the limits of insurance available, or we may have to purchase special insurance policies or surety bonds for specific customers or provide letters of credit issued under our Credit Facility in lieu of bonds to satisfy performance and financial guarantees on some projects. Matrix Service currently maintains a performance and payment bonding line of $160.0 million. The Company generally requires its subcontractors to indemnify the Company and the Company’s customer and name the Company as an additional insured for activities arising out of the subcontractors’ presence at the customer’s location. We also require certain subcontractors to provide additional insurance policies, including surety bonds in favor of the Company, to secure the subcontractors’ work or as required by the subcontract.

There can be no assurance that our insurance and the additional insurance coverage provided by our subcontractors will fully protect us against a valid claim or loss under the contracts with our customers.

Unapproved Change Orders and Claims

As of February 28, 2009 and May 31, 2008, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of $0.1 million and $0.8 million, respectively. There were no claims included in costs and estimated earnings in excess of billings on uncompleted contracts at February 28, 2009 and May 31, 2008. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers generally will not pay these amounts until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

Capital Commitments

At February 28, 2009, expected remaining spending on capital projects that have been approved but are not yet completed totaled $1.4 million.

Other

The Company and its subsidiaries are named as defendants in various legal actions and are vigorously defending each of them. It is the opinion of management that none of the known legal actions will have a material adverse impact on the Company’s financial position, results of operations or liquidity.

Matrix Service Company

Notes to Consolidated Financial Statements

Note 9 – Other Comprehensive Income

Other comprehensive income and accumulated other comprehensive income consisted of foreign currency translation adjustments.

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
	(In thousands)		(In thousands)
Net income	$4,212	$6,002	$23,844	$12,548
Other comprehensive income (loss)	(375)	278	(2,804)	750

Comprehensive income	$3,837	$6,280	$21,040	$13,298

Note 10 – Earnings per Common Share

Basic earnings per share (“EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted EPS includes the dilutive effect of employee and director stock options as well as the dilutive effect of nonvested deferred shares.

The computation of basic and diluted EPS is as follows:

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
	(In thousands, except per share data)
Basic EPS:
Net income	$4,212	$6,002	$23,844	$12,548

Weighted average shares outstanding	26,147	26,464	26,107	26,561

Basic EPS	$0.16	$0.23	$0.91	$0.47

Weighted average shares outstanding - basic	26,147	26,464	26,107	26,561
Dilutive stock options	58	333	175	375
Nonvested deferred shares	117	73	144	97

Weighted average shares outstanding - diluted	26,322	26,870	26,426	27,033

Diluted EPS	$0.16	$0.22	$0.90	$0.46

Matrix Service Company

Notes to Consolidated Financial Statements

The following securities are considered antidilutive and have been excluded from the calculation of diluted earnings per share:

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
	(In thousands)
Stock options	216	—	—	—
Nonvested deferred shares	646	—	126	—

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

Matrix Service Company

Notes to Consolidated Financial Statements

Results of Operations

(In thousands)

	Construction Services	Repair & Maintenance Services	Other	Total
Three Months Ended February 28, 2009
Gross revenues	$85,607	$66,520	$—	$152,127
Less: Inter-segment revenues	5,740	125	—	5,865

Consolidated revenues	79,867	66,395	—	146,262
Gross profit	9,332	8,629	—	17,961
Operating income	2,641	4,404	—	7,045
Income before income tax expense	2,365	4,430	—	6,795
Net income	1,451	2,761	—	4,212
Segment assets	148,078	115,887	32,124	296,089
Capital expenditures	388	81	1,559	2,028
Depreciation and amortization expense	1,572	1,184	—	2,756

Three Months Ended February 29, 2008
Gross revenues	$123,186	$62,165	$—	$185,351
Less: Inter-segment revenues	3,644	587	—	4,231

Consolidated revenues	119,542	61,578	—	181,120
Gross profit	11,359	9,642	—	21,001
Operating income (loss)	5,141	5,061	(106)	10,096
Income (loss) before income tax expense	5,015	5,082	(106)	9,991
Net income (loss)	3,007	3,057	(62)	6,002
Segment assets	155,939	80,550	20,663	257,152
Capital expenditures	2,837	542	1,412	4,791
Depreciation and amortization expense	1,384	833	—	2,217

Nine Months Ended February 28, 2009
Gross revenues	$316,052	$216,186	$—	$532,238
Less: Inter-segment revenues	21,298	1,091	—	22,389

Consolidated revenues	294,754	215,095	—	509,849
Gross profit	37,138	33,863	—	71,001
Operating income	15,751	20,496	—	36,247
Income before income tax expense	15,748	21,136	—	36,884
Net income	10,264	13,580	—	23,844
Segment assets	148,078	115,887	32,124	296,089
Capital expenditures	2,361	1,825	4,432	8,618
Depreciation and amortization expense	4,343	3,274	—	7,617

Nine Months Ended February 29, 2008
Gross revenues	$345,646	$205,570	$—	$551,216
Less: Inter-segment revenues	11,052	2,983	—	14,035

Consolidated revenues	334,594	202,587	—	537,181
Gross profit	18,193	32,958	—	51,151
Operating income (loss)	(204)	20,588	(25)	20,359
Income (loss) before income tax expense	(704)	20,474	(25)	19,745
Net income (loss)	(5)	12,567	(14)	12,548
Segment assets	155,939	80,550	20,663	257,152
Capital expenditures	6,743	3,084	3,291	13,118
Depreciation and amortization expense	3,615	2,415	—	6,030

Matrix Service Company

Notes to Consolidated Financial Statements

Segment Revenue from External Customers by Industry Type

	Construction Services	Repair & Maintenance Services	Total
	(In thousands)
Three Months Ended February 28, 2009
Aboveground Storage Tanks	$36,879	$37,192	$74,071
Downstream Petroleum	28,302	22,155	50,457
Electrical and Instrumentation	9,120	7,048	16,168
Specialty	5,566	—	5,566

Total	$79,867	$66,395	$146,262

Three Months Ended February 29, 2008
Aboveground Storage Tanks	$51,109	$38,901	$90,010
Downstream Petroleum	39,740	19,236	58,976
Electrical and Instrumentation	4,705	3,441	8,146
Specialty	23,988	—	23,988

Total	$119,542	$61,578	$181,120

Nine Months Ended February 28, 2009
Aboveground Storage Tanks	$137,772	$136,398	$274,170
Downstream Petroleum	103,039	64,604	167,643
Electrical and Instrumentation	35,244	14,093	49,337
Specialty	18,699	—	18,699

Total	$294,754	$215,095	$509,849

Nine Months Ended February 29, 2008
Aboveground Storage Tanks	$148,908	$124,933	$273,841
Downstream Petroleum	112,791	66,583	179,374
Electrical and Instrumentation	12,116	11,071	23,187
Specialty	60,779	—	60,779

Total	$334,594	$202,587	$537,181

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Indirect costs (such as salaries and benefits, supplies and tools, equipment costs and insurance costs) are charged to projects based upon direct labor hours. Warranty costs are normally incurred prior to project completion and are charged to project costs as they are incurred. Warranty costs incurred subsequent to project completion were not material for the periods presented. Overhead allocation rates are established annually during the budgeting process and evaluated for accuracy throughout the year based upon actual direct labor hours and actual costs incurred.

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

As of February 28, 2009 and May 31, 2008, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts included revenues, to the extent of costs incurred, for unapproved change orders of $0.1 million and $0.8 million, respectively. There were no claims included in costs and estimated earnings in excess of billings on uncompleted contracts at May 31, 2008 and February 28, 2009. Historically, our collections for unapproved change orders and other claims have approximated the amount of revenue recognized.

The following table provides a rollforward of claims and unapproved change orders:

	Claims for Unapproved Change Orders	Other Claims	Total
	(In thousands)
Balance at May 31, 2008	$804	$—	$804
Additions	556	141	697
Collections	(1,169)	(141)	(1,310)
Loss	(133)	—	(133)

Balance at February 28, 2009	$58	$—	$58

Balance at May 31, 2007	$5,129	$1,493	$6,622
Additions	2,991	897	3,888
Collections	(6,177)	—	(6,177)
Loss	(34)	—	(34)

Balance at February 29, 2008	$1,909	$2,390	$4,299

Loss Contingencies

Various legal actions, claims, and other contingencies arise in the normal course of our business. Contingencies are recorded in the consolidated financial statements, or are otherwise disclosed, in accordance with SFAS No. 5 “Accounting for Contingencies.” Specific reserves are provided for loss contingencies to the extent we conclude their occurrence is both probable and estimable. We use a case by case evaluation of the underlying data and update our evaluation as further information becomes known. We believe that any liability exceeding our recorded accruals should not materially affect our financial position, results of operations or liquidity. However, the results of litigation are inherently unpredictable and the possibility exists that the ultimate resolution of one or more of these matters could result in a material adverse effect on our financial position, results of operations or liquidity.

Legal costs are expensed as incurred.

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles and coverage limits. As of February 28, 2009 and May 31, 2008, insurance reserves totaling $6.6 million and $8.5 million, respectively, are included on our balance sheet. These amounts represent our best estimate of our ultimate obligations for asserted claims, insurance premium obligations, and claims incurred but not yet reported at the balance sheet dates. We establish specific reserves for known claims using a case by case evaluation of the underlying claim data and update our evaluations as further information becomes known. We establish reserves for incurred but not reported claims based on historical claim development and other factors. Judgments and assumptions are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. Additionally, the actual results of claim settlements could differ from the amounts estimated.

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

The Company’s policy, as stated above, is to perform an annual impairment analysis in the fourth quarter or in any period in which an impairment indicator exists. The current economic conditions have significantly impacted the market capitalization of almost all public companies, including ours. A significant adverse change in the business climate is considered an impairment indicator. In addition, the market environment has caused some of our customers to delay or cancel certain capital projects, primarily in the most recent quarter, and we now expect fiscal 2009 revenue and earnings to be below levels previously assumed in our fiscal 2009 operating budget. Based on these factors we performed an interim impairment analysis as of the end of the third fiscal quarter.

At February 28, 2009, the estimated fair value of the Construction Services segment exceeded its carrying value by 82% and the estimated fair value of the Repair and Maintenance Services segment exceeded its carrying value by 78%. We will continue to monitor both the external equity markets and our revenue and earnings outlook. Additionally, we will perform our routine annual impairment analysis in the fourth quarter.

Results of Operations

Overview

The Company has two reportable segments, Construction Services and Repair and Maintenance Services. The majority of the work for both segments is performed in the United States with less than 4% of revenues generated in Canada during the first nine months of fiscal 2009. However, the Company does continue to seek opportunities for growth in both the domestic and international markets.

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

Three Months Ended February 28, 2009 Compared to the Three Months Ended February 29, 2008

Consolidated

Consolidated revenues were $146.3 million in fiscal 2009, a decrease of $34.8 million, or 19.2%, from consolidated revenues of $181.1 million for fiscal 2008. The decline in consolidated revenues was the result of a decrease in the Construction Services segment of $39.6 million partially offset by an increase in the Repair and Maintenance Services segment of $4.8 million.

Consolidated gross profit decreased from $21.0 million in fiscal 2008 to $18.0 million in fiscal 2009. The decrease of $3.0 million or 14.3% was due to the 19.2% decline in consolidated revenues partially offset by an increase in gross margins, which improved from 11.6% in fiscal 2008 to 12.3% in fiscal 2009. The gross margin improvement was due to higher margins in the Construction Services segment, where the gross margin increased to 11.7% in the current fiscal year versus 9.5% in the prior fiscal year. Repair and Maintenance Services segment gross margins decreased to 13.0% in the current year compared to 15.7% in fiscal 2008.

Consolidated SG&A expenses were unchanged at $10.9 million during both fiscal periods. SG&A expense as a percentage of revenue increased to 7.5% in fiscal 2009 compared to 6.0% in the prior fiscal year due to the $34.8 million decline in revenues.

Income before income tax expense decreased to $6.8 million in fiscal 2009 from $10.0 million in fiscal 2008. This $3.2 million decrease was a result of lower consolidated revenue partially offset by higher gross margins.

The effective tax rates for fiscal 2009 and fiscal 2008 were 38.0% and 39.9%, respectively.

Net income for fiscal 2009 decreased to $4.2 million, or $0.16 per fully diluted share, versus net income in fiscal 2008 of $6.0 million, or $0.22 per fully diluted share.

Construction Services

Revenues for the Construction Services segment were $79.9 million, compared with $119.5 million in the same period a year earlier. The decrease of $39.6 million, or 33.1%, was due to lower Specialty revenues, which decreased 76.7% to $5.6 million in fiscal 2009, compared to $24.0 million a year earlier, lower Aboveground Storage Tank revenues, which decreased 27.8% to $36.9 million in fiscal 2009, compared to $51.1 million a year earlier, and lower Downstream Petroleum revenues, which decreased

28.7% to $28.3 million in fiscal 2009, compared to $39.7 million a year earlier. These declines were partially offset by higher Electrical and Instrumentation revenues, which improved 93.6% or $4.4 million from $4.7 million in fiscal 2008 to $9.1 million in the current year.

At February 28, 2009, the Construction Services segment had a backlog of $272.6 million, as compared to a backlog of $282.9 million as of November 30, 2008. The decrease of $10.3 million is due to declines in Downstream Petroleum and Aboveground Storage Tank of $36.1 million and $29.9 million, partially offset by increases in Electrical and Instrumentation of $48.5 million and Specialty of $7.2 million. Project cancellations totaling $29.5 million were largely responsible for the decrease in Downstream Petroleum while project cancellations totaling $5.1 million contributed to the reduction in Aboveground Storage Tank.

Gross profit decreased from $11.4 million in fiscal 2008 to $9.3 million in fiscal 2009. The decrease in gross profit was primarily due to lower revenues in fiscal 2009 which led to us not covering our construction overhead costs partially offset by higher fiscal 2009 direct margins. The improved direct margins were primarily due to improved project execution in fiscal 2009 and the inclusion of a $2.5 million pretax charge in fiscal 2008 for cost overruns related to an LNG project.

Operating income and income before income tax expense were $2.6 million and $2.4 million in fiscal 2009 compared to $5.1 million and $5.0 million in fiscal 2008.

Repair and Maintenance Services

Revenues for the Repair and Maintenance Services segment were $66.4 million in fiscal 2009 compared to $61.6 million in fiscal 2008. The improvement was due to higher Electrical and Instrumentation revenues, which increased $3.6 million to $7.0 million in fiscal 2009, compared to $3.4 million a year earlier and higher Downstream Petroleum revenues, which increased $2.9 million to $22.1 million in fiscal 2009, compared to $19.2 million a year earlier. Partially offsetting this increase was a decline of $1.7 million in Aboveground Storage Tank revenues, which decreased to $37.2 million in fiscal 2009, compared to $38.9 million in the prior fiscal year.

Backlog at February 28, 2009 and November 30, 2008 for the Repair and Maintenance Services segment was $179.9 million and $171.2 million, respectively. The increase of $8.7 million was due to increases in Electrical and Instrumentation of $10.6 million and Downstream Petroleum of $2.2 million partially offset by a decline in Aboveground Storage Tank of $4.1 million.

Gross profit decreased from $9.6 million in fiscal 2008 to $8.6 million in fiscal 2009 due to a decrease in gross margins, which were 13.0% in fiscal 2009 compared to 15.7% in fiscal 2008. The decrease in gross margin was primarily due to us not covering our construction overhead costs in fiscal 2009.

Operating income and income before income tax expense decreased to $4.4 million in fiscal 2009 compared to $5.1 million in fiscal 2008.

Nine Months Ended February 28, 2009 Compared to Nine Months Ended February 29, 2008

Consolidated

Consolidated revenues were $509.8 million in fiscal 2009, a decrease of $27.4 million, or 5.1%, from consolidated revenues of $537.2 million for fiscal 2008. The decline in consolidated revenues was the result of a decrease in the Construction Services segment of $39.9 million offset partially by an increase of $12.5 million in the Repair and Maintenance Services segment.

Consolidated gross profit increased from $51.2 million in fiscal 2008 to $71.0 million in fiscal 2009. The improvement of $19.8 million or 38.7% was due primarily to an increase in gross margins, which improved from 9.5% in fiscal 2008 to 13.9% in fiscal 2009. The gross margin improvement was due to higher margins in the Construction Services segment, where the gross margin increased to 12.6% in the current fiscal year versus 5.4% in the prior fiscal year. Repair and Maintenance Services segment gross margins were 15.7% in the current year compared to 16.3% in fiscal 2008.

Consolidated SG&A expenses increased $4.0 million, or 13.0%, in fiscal 2009 to $34.8 million from $30.8 million for fiscal 2008. The increase was primarily due to the costs relating to our expansion into Western Canada and the Gulf Coast Region and higher employee related and facility costs incurred to build the infrastructure and sales force necessary to support our long-term growth plan. SG&A expense as a percentage of revenue increased to 6.8% in fiscal 2009 compared to 5.7% in the prior fiscal year.

Net interest expense was $0.1 million in fiscal 2009 compared to $0.7 million in fiscal 2008. In the current year, the non-cash amortization of deal fees relating to the senior revolving credit facility and cash interest on our capital leases was partially offset by interest income generated from the investment of excess cash. The prior year net interest expense was primarily related to the amortization of deal fees on the senior revolving credit facility and interest on short-term borrowings under the facility.

Other income in fiscal 2009 was $0.7 million and related primarily to insurance proceeds received. In comparison, fiscal 2008 included $0.1 million of other income.

Income before income tax expense increased to $36.9 million in fiscal 2009 from $19.7 million in fiscal 2008. This $17.2 million increase occurred due to higher gross profits partially offset by higher SG&A expenses.

The effective tax rate for fiscal 2009 was 35.4% compared to 36.4% in fiscal 2008. In fiscal 2009, certain operating loss carryforwards previously reserved were utilized or deemed to be fully utilizable resulting in a tax benefit of $1.0 million. The prior fiscal year included a $0.7 million tax benefit resulting from the assessment of the realizability of state investment tax credits.

Net income for fiscal 2009 grew to $23.8 million, or $0.90 per fully diluted share, versus net income in fiscal 2008 of $12.5 million, or $0.46 per fully diluted share.

Construction Services

Revenues for the Construction Services segment were $294.7 million, compared with $334.6 million in the same period a year earlier. The decrease of $39.9 million was due to lower Specialty revenues, which decreased $42.1 million as the construction of the tanks on a Gulf Coast LNG project was completed in the fourth quarter of fiscal 2008. In addition, Aboveground Storage Tank revenues decreased $11.1 million to $137.8 million in fiscal 2009, compared to $148.9 million a year earlier, and Downstream Petroleum revenues decreased $9.8 million to $103.0 million in fiscal 2009, compared to $112.8 million a year earlier. Partially offsetting this decline was higher Electrical and Instrumentation revenues, which increased $23.1 million to $35.2 million in fiscal 2009, compared to $12.1 million a year earlier.

At February 28, 2009, the Construction Services segment had a backlog of $272.6 million, as compared to a backlog of $325.3 million as of May 31, 2008. The decrease of $52.7 million is due to declines in Aboveground Storage Tank and Downstream Petroleum of $52.7 million and $45.8 million, respectively. Partially offsetting these declines were increases in Electrical and Instrumentation of $31.8 million and Specialty of $14.0 million. Project cancellations totaling $29.5 million were largely responsible for the decrease in Downstream Petroleum while project cancellations totaling $5.1 million contributed to the reduction in Aboveground Storage Tank.

Gross profit increased from $18.2 million in fiscal 2008 to $37.1 million in fiscal 2009. The increase in gross profit was due to improved direct gross margins primarily because fiscal 2008 results included $20.0 million in pretax charges for cost overruns on a Gulf Coast LNG project and improved project execution in fiscal 2009. Additionally, the lower revenue in fiscal 2009 prevented us from fully covering our construction overhead costs which had a negative effect on gross margins.

Operating income and income before income tax expense were $15.8 million and $15.7 million in fiscal 2009 compared to $(0.2) million and $(0.7) million in fiscal 2008.

Repair and Maintenance Services

Revenues for the Repair and Maintenance Services segment were $215.1 million in fiscal 2009 compared to $202.6 million in fiscal 2008. The improvement was due to higher Aboveground Storage Tank revenues, which increased $11.5 million to $136.4 million in fiscal 2009, compared to $124.9 million in the prior fiscal year and higher Electrical and Instrumentation revenues, which increased $3.0 million to $14.1 million in fiscal 2009, compared to $11.1 million in the prior fiscal year. These increases were partially offset by lower Downstream Petroleum revenues, which decreased $2.0 million to $64.6 million in fiscal 2009 from $66.6 million during fiscal 2008.

Backlog at February 28, 2009 and May 31, 2008 for the Repair and Maintenance Services segment was $179.9 million and $142.0 million, respectively. The increase of $37.9 million was due to increases in Downstream Petroleum of $28.0 million and Electrical and Instrumentation of $13.1 million, partially offset by a decline in Aboveground Storage Tank of $3.2 million. Included in Aboveground Storage Tank’s backlog decline were cancelled projects totaling $2.7 million.

Gross profit increased from $33.0 million in fiscal 2008 to $33.9 million in fiscal 2009 due to an increase in revenues partially offset by a decline in gross margins, which were 15.7% in fiscal 2009 versus 16.3% in fiscal 2008.

Operating income was $20.5 million in fiscal 2009 compared to $20.6 million in fiscal 2008. Income before income tax expense was $21.1 million in fiscal 2009 compared to $20.5 million a year earlier.

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

The following provides a rollforward of our backlog for the three-months ended February 28, 2009:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Backlog as of November 30, 2008	$282,868	$171,153	$454,021
New backlog awarded	75,915	65,325	141,240
Backlog acquired	28,262	10,378	38,640
Backlog cancelled	(34,577)	(582)	(35,159)
Revenue recognized on contracts in backlog	(79,867)	(66,395)	(146,262)

Backlog as of February 28, 2009	$272,601	$179,879	$452,480

The following provides a rollforward of our backlog for the nine-months ended February 28, 2009:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Backlog as of May 31, 2008	$325,341	$141,967	$467,308
New backlog awarded	248,329	245,371	493,700
Backlog acquired	28,262	10,378	38,640
Backlog cancelled	(34,577)	(2,742)	(37,319)
Revenue recognized on contracts in backlog	(294,754)	(215,095)	(509,849)

Backlog as of February 28, 2009	$272,601	$179,879	$452,480

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

A reconciliation of EBITDA to net income follows:

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
	(In thousands)		(In thousands)
Net income	$4,212	$6,002	$23,844	$12,548
Interest expense, net	71	157	95	703
Provision for income taxes	2,583	3,989	13,040	7,197
Depreciation and amortization	2,756	2,217	7,617	6,030

EBITDA	$9,622	$12,365	$44,596	$26,478

Financial Condition & Liquidity

Overview

We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity in the first nine months of fiscal 2009 were cash on hand at the beginning of the fiscal year and cash generated from operations. Cash on hand at February 28, 2009 totaled $22.6 million and availability under the senior revolving credit facility totaled $68.1 million resulting in total liquidity of $90.7 million.

Factors that routinely impact our short-term liquidity and that may impact our long-term liquidity include, but are not limited to:

•	Changes in working capital

•	Contract terms that determine the timing of billings to customers and the collection of those billings

•	Some cost plus and fixed price customer contracts are billed based on milestones which may require us to incur significant expenditures prior to collecting from our customers.

•	Time and material contracts are normally billed in arrears. Therefore, we are routinely required to carry these costs until they can be billed and collected.

•	Some of our large construction projects require retentions.

•	Capital expenditures

•	Strategic investments in new operations

•	Acquisitions of new businesses

•	Purchases of shares under our stock buyback program

•	Contract disputes or collection issues resulting from the failure of a significant customer

In fiscal 2009, we were able to fund both the purchase of assets from CB&I and the acquisition of S.M. Electric with cash on hand. However, in the future we may elect to raise additional capital by issuing common stock, convertible notes or term debt as necessary to fund our operations or to fund the acquisition of new businesses. We will continue to evaluate our working capital requirements and other factors to maintain sufficient liquidity.

Cash Flows from Operating Activities

Operations provided $25.9 million in cash in the first nine months of fiscal 2009. The cash provided by operations was due primarily to profitable operating results.

Cash Flows from Investing Activities

Investing activities used $22.8 million in cash in the first nine months of fiscal 2009. This was due to capital expenditures of $8.6 million, the purchases of the engineering and construction assets and technology from CB&I and the purchase of S.M. Electric Company for a combined $15.1 million, partially offset by proceeds from asset sales of $1.0 million. The asset sale proceeds relate primarily to the sale of excess property. Capital expenditures included $3.8 million for the purchase of construction equipment, $1.2 million for transportation equipment, $2.5 million for furniture and fixtures, and $1.1 million for land and buildings. We also routinely acquire assets utilizing capital leases. Assets acquired through capital leases totaled $0.8 million in the first nine months of fiscal 2009 and are reported as non-cash additions to Property, Plant and Equipment. At February 28, 2009, expected remaining spending on capital projects that have been approved but are not yet completed totaled $1.4 million.

Cash Flows from Financing Activities

Financing activities used $0.8 million in cash in the first nine months of fiscal 2009 primarily due to capital lease payments of $0.8 million and the payment of debt amendment fees of $0.2 million partially offset by proceeds from stock option activity of $0.2 million.

Senior Revolving Credit Facility

The senior revolving credit facility is primarily used to fund short-term changes in working capital and issuance of letters of credit. The total capacity of the facility at February 28, 2009 was $75.0 million with $6.9 million outstanding for letters of credit that have been issued to support certain workers’ compensation insurance programs and construction contracts. Availability at February 28, 2009 totaled $68.1 million. We believe the facility provides adequate liquidity and financial flexibility to support our expected growth.

On February 11, 2009, the Company entered into an amendment (“Amendment”) to the Credit Facility which altered certain key provisions of the Credit Facility including the following:

•	The limitation on share repurchases was increased from $25.0 million for the life of the Credit Facility, to $25.0 million in any calendar year.

•

The prior limitation on acquisitions of $7.5 million in any consecutive twelve month period and $20.0 million for the life of the Credit Facility was eliminated so long as the Company’s Senior Leverage Ratio on a pro forma basis as of the end of the fiscal quarter immediately preceding the acquisition is below 1.00 to 1.00 and availability under the Credit Facility is at or above 50% after consummation of the acquisition. If the Senior Leverage Ratio on a pro forma basis is over 1.00 to 1.00 but below 1.75 to 1.00, acquisitions will be limited to $25.0 million in a twelve month period, provided there is at least $25.0 million of availability under the Credit Facility.

•

A financial covenant was modified to require that we maintain a Tangible Net Worth in an amount which is no less than the sum of $110.0 million, plus the net proceeds of any issuance of equity that occurs after November 30, 2008, plus 50% of all positive quarterly net income after November 30, 2008. Previously, we were required to maintain a Tangible Net Worth of no less than the sum of $55.6 million, plus the net cash proceeds of any issuance of equity that occurred after August 31, 2006, plus 75% of all positive quarterly net income after August 31, 2006. As of November 30, 2008, we were required to maintain a Tangible Net Worth of at least $98.5 million.

•	Amounts borrowed under the Credit Facility will continue to bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio.

•	The additional margins on the LIBOR-based loans increased from between 1.00% and 1.75% to between 2.00% and 2.75% based on the Senior Leverage Ratio.

•	The additional margins on the Alternate Base Rate loans increased from between 0.00% and 0.25% to between 1.00% and 1.75% based on the Senior Leverage Ratio.

•

The Alternate Base Rate is now the greater of the Prime Rate, Federal Funds Effective Rate plus 0.50% or LIBOR plus 1.00%. Previously, the Alternate Base Rate was the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%.

•	The Unused Revolving Credit Facility Fee increased from between 0.175% and 0.375% to between 0.35% and 0.50% based on the Senior Leverage Ratio.

Other significant financial covenants that were unchanged by the Amendment include the following:

•	Senior Leverage Ratio not to exceed 2.50 to 1.00;

•	Asset Coverage Ratio to be greater than 1.45 to 1.00; and,

•	Fixed Charge Coverage Ratio to be greater than 1.25 to 1.00.

The Company is currently in compliance with all affirmative, negative, and financial covenants under the Credit Facility and is at the lowest margin tier for both the LIBOR and Alternate Base loans and the lowest tier for the Unused Revolving Credit Facility Fee.

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

Stock Repurchase Program

On February 4, 2009 the Board of Directors authorized a new stock buyback program (“February 2009 Program”) that allows the Company to purchase up to 3,000,000 shares of Common Stock provided that such purchases do not exceed $25.0 million in any calendar year commencing in calendar year 2009 and continuing through calendar year 2012. The October 2000 plan that was in effect prior to the February 2009 Program was terminated. The Company did not purchase any common shares under either program during the first nine months of fiscal 2009. Matrix Service may purchase shares in future periods if accretive to earnings per share and if sufficient liquidity exists. The Company has 1,738,223 treasury shares as of February 28, 2009 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

Outlook

Our sales and project capabilities have positioned us well to allow us to expand our reach of opportunities in the energy and industrial infrastructure and services market, which is supported by the expanded number and diversity of prospects in our bid flow today. We have a strong cash position, no debt, and a strong team who continue to execute well in a tough environment. We continue to believe that revitalization of our nation’s energy infrastructure, a greater emphasis on renewable energy and other infrastructure projects will be key components of the new administration, which plays well with how we have positioned our business for the long-term.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2009. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended February 28, 2009.

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings

For information regarding legal proceedings, see Note 8 in Item 1 of Part 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Part II, Item 1.

ITEM 1A.	Risk Factors

Except as set forth below, there were no material changes in our Risk Factors from those reported in Item IA. of Part I of our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 and Item 1A. of Part II of our Quarterly Report on Form 10-Q for the quarter ended November 30, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 4, 2009 the Board of Directors authorized a stock buyback program (“February 2009 Program”) that allows the Company to purchase up to 3,000,000 shares of Common Stock provided that such purchases do not exceed $25.0 million in any calendar year commencing in calendar year 2009 and continuing through calendar year 2012. The October 2000 plan that was in effect prior to the February 2009 Program was terminated. The Company did not purchase any common shares during the three months ended February 28, 2009 under either program but may purchase shares in future periods if accretive to earnings and if sufficient liquidity exists. The Company has 1,738,223 treasury shares as of February 28, 2009 and intends to utilize these shares solely in connection with equity awards under the Company’s stock incentive plans.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Shares That May Yet Be Purchased Under the Plans or Programs
December 1 to 31, 2008	—	$—	2,846,782	600,724
January 1 to 31, 2009	—	$—	2,846,782	600,724
February 1 to 3, 2009	—	$—	2,846,782	600,724
February 4 to 28, 2009	—	$—	—	3,000,000

Total	—	$—

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

ITEM 3.	Defaults Upon Senior Securities

Not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable

ITEM 5.	Other Information

Not applicable

ITEM 6.	Exhibits:

Exhibit 10:	Second Amendment to Second Amended and Restated Credit Agreement (Exhibit 10 to the Company’s Current Report on Form 8-K, filed February 13, 2009, is hereby incorporated by reference).

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date: April 9, 2009	By:	/s/ Thomas E. Long
Thomas E. Long, Vice President Finance and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer

EXHIBIT INDEX

Exhibit 10:	Second Amendment to Second Amended and Restated Credit Agreement (Exhibit 10 to the Company’s Current Report on Form 8-K, filed February 13, 2009, is hereby incorporated by reference).

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.