Form 10-K
period 2009-05-31
MATRIX SERVICE CO
filed 2009-08-04
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Inter Active Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☑            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $202 million.

The number of shares of the registrant’s common stock outstanding as of August 3, 2009 was 26,194,815 shares.

Documents Incorporated by Reference

Certain sections of the registrant’s definitive proxy statement relating to the registrant’s 2009 annual meeting of stockholders, which definitive proxy statement will be filed within 120 days of the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

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

These forward-looking statements include, among others, such things as:

•	amounts and nature of future revenues and margins from our Construction Services and Repair and Maintenance Services segments;

•	the likely impact of new or existing regulations or market forces on the demand for our services;

•	expansion and other development trends of the industries we serve;

•	our ability to generate sufficient cash from operations or to raise cash in order to meet our short and long-term capital requirements; and

•	our ability to comply with the covenants in our credit agreement.

These statements are based on certain assumptions and analyses derived from our experience, historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in Item 1A of this Annual Report and listed from time to time in our filings with the Securities and Exchange Commission;

•	economic, market or business conditions in general and in the oil and gas, power, and petrochemical industries in particular;

•	changes in laws or regulations; and

•	other factors, many of which are beyond our control.

Consequently, all of the forward-looking statements made in this Annual Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences or effects on our business operations. We assume no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.

BACKGROUND

Matrix Service Company was incorporated in the State of Delaware in 1989. We provide construction and repair and maintenance services primarily to the energy and energy related industries. As a full service industrial contractor, we strive to provide our clients a high degree of safety, quality and service utilizing our qualified professionals, technical expertise, skilled craftsmen, and overall project management expertise. To serve clients efficiently and effectively, Matrix Service operates regional offices throughout the United States and Canada. We have separate union and merit subsidiaries that allow us to serve customers on both a union and a merit basis.

We are licensed to operate in all 50 states and in four Canadian provinces. Our headquarters are in Tulsa, Oklahoma, and we have regional operating facilities in California, Delaware, Illinois, Michigan, Oklahoma, Pennsylvania, New Jersey, Texas and Washington in the United States and in Ontario, Alberta, and New Brunswick in Canada. Our principal executive offices are located at 5100 E. Skelly Drive, Suite 700, Tulsa, Oklahoma 74135. Our telephone number is (918) 838-8822. Unless the context otherwise requires, all references herein to “Matrix Service”, “Matrix Service Company”, the “Company” or to “we”, “our”, and “us” are to Matrix Service Company and its subsidiaries.

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

OPERATING SEGMENTS

We have two reportable segments, the Construction Services segment and the Repair and Maintenance Services segment. See Note 13., Segment Information, in the Notes to Consolidated Financial Statements for segment, geographic and market information. We also offer services to our customers where our two business segments work together to provide a combination of services. Customers utilize our services to construct or expand operating facilities, improve operating efficiencies, maintain existing facilities and to comply with stringent environmental and safety regulations. Our projects range in duration from a few days to multiple year contracts, which can be performed as one-time contracts or as part of long-term alliance agreements. We are able to provide services and respond to our customer’s requirements for both union and merit shop operations.

Construction Services

Our Construction Services segment provides turnkey and specialty construction to many industries. Our scope of services includes civil/structural, mechanical, piping, electrical, instrumentation, millwrighting, and fabrication. These services are provided for projects of varying complexities, schedule durations, and budgets. Our project experience includes retrofits, modifications and expansions to existing facilities as well as construction of new facilities.

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

Aboveground Storage Tanks

One of the cornerstones of our business has been, and continues to be, aboveground storage tanks (“AST”). We offer complete engineering, procurement, and construction (“EPC”) services as well as fabrication services for the bulk storage / terminal industry as well as the refining, petrochemical, pipeline and power industries. We are one of the largest AST constructors in North America. Our expertise includes cone roof tanks, dome roof tanks, open top floating roof tanks, geodesic domes, and specialty tanks. Our personnel are well versed in American Petroleum Institute (“API”) standards and American Society of Mechanical Engineers (“ASME”) code work in both atmospheric and pressure storage vessels.

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

One of our most significant areas of expertise is our turnkey tank and terminal construction service. Our tank design and EPC services allow our clients to be confident that the project will meet safety and quality objectives and be completed within time and budget constraints. As a general contractor, we offer a single point of contact, with the capability to perform the civil and site preparation, foundations, liners, mechanical, piping, structural, tank design, engineering, fabrication and construction.

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

Downstream Petroleum

Our construction experience in the downstream petroleum market includes refineries, pipelines, petrochemical plants and gas facilities. This includes turnkey construction work for new or existing facilities, renovations, upgrades and expansion projects. We have developed many long-term relationships with our customers and, as a result, much of our work is repeat business.

Repair and maintenance services for the downstream petroleum industry are typically classified as either refinery maintenance or turnarounds.

Plant maintenance contracts are agreements to provide outsourcing of maintenance management and the multiple crafts necessary to provide routine and preventive maintenance services for a facility. A typical maintenance contract includes planning and scheduling and active participation in or development of reliability programs, including the development of performance metrics. These services include safety implementation and quality assurance /quality control management.

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

Electrical and Instrumentation

Our product offerings include electrical construction, instrumentation, and control systems. Our experience spans a wide range of industries including power generation, refining, petrochemical and heavy industrial. In addition to ground-up construction, our management and technical teams perform expansion projects, critical path turnarounds, emergency response and staff augmentation services.

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

The recent acquisition of S.M. Electric Company, Inc. significantly enhanced our electrical and instrumentation capabilities. This acquisition will enable us to focus on supporting the expansion and modernization of the Mid-Atlantic and Southern New England transmission systems while allowing us to expand in our core markets of power generation, refinery, alternative energy, and industrial infrastructure.

Specialty

Liquefied Natural Gas/Industrial Gas Projects/Liquefied Petroleum Gas

Matrix Service engineers, fabricates and constructs refrigerated and cryogenic liquefied gas storage tanks for the storage of ammonia, butane, carbon dioxide, ethane, methane, argon, nitrogen, oxygen, propane and other products. We recently enhanced and expanded our capabilities though the acquisition of assets, technology and resources used for the design and construction of cryogenic storage tanks, including liquefied natural gas (“LNG”) tanks, liquid nitrogen/liquid oxygen (“LIN/LOX”) tanks and liquid petroleum (“LPG”) tanks. These tanks are utilized by our customers in the chemical, petrochemical and gas industries.

Specialty Tanks and Vessels

Our specialty tank and vessel expertise includes aerobic/anaerobic digesters, clarifiers, egg shaped digesters, spheres, petroleum scrubbers/absorbers, flare tips, thermal vacuum chambers and other pressure vessels. We have also expanded our specialty tank and vessel capabilities, in particular, our thermal vacuum chamber expertise with the recent asset and technology purchase. These tanks and vessels are used throughout the petroleum, chemical, power, aerospace and waste water industries.

Power Projects

Our construction service offerings for the power industry includes stacks, stack liners, ducting, scrubbers, absorbers, and waste to energy facilities. Repair and maintenance services include providing repair, maintenance, and outage services for the power industry. Our onsite maintenance services include routine maintenance that includes cleaning fans, changing lube oil coolers and maintaining gas turbines, heat recovery steam generators and other equipment. We also provide turbine disassembly, inspection and repair.

Fabrication

Through our facilities we provide large scale fabrication services for our operating units and our customers throughout the United States and Canada. These facilities are staffed with qualified personnel and utilize sophisticated tooling and equipment. Our fabrication facilities specialize in steel plate, structural steel and vessel fabrication utilizing carbon steels, stainless steels and specialty alloy metals. Our largest fabrication facility is centrally located in the United States. This 227,900 sq. ft. facility in Oklahoma is located at the Port of Catoosa, the most inland port in the United States with barge, rail and truck access. The facility has the capacity to fabricate new tanks, new tank components and all maintenance, retrofit and repair parts, including fixed roofs, floating roofs, seal assemblies, shell plate and tank appurtenances. This facility is qualified to fabricate equipment in adherence to ASME codes and regulations including pressure vessels, stacks/stackliners, scrubbers, ducting, flare stacks and igniter tips.

In order to leverage the expertise recently gained though the acquisition of assets, technology and resources used for the design and construction of cryogenic and specialty storage tanks and to maximize the utilization and opportunities of our fabrication facility, we are in the process of fulfilling the necessary requirements to obtain ASME’s Certificate of Authorization to build Nuclear Components (“N Stamp”) both in the fabrication facility and in the field.

OTHER BUSINESS MATTERS

Customers and Marketing

Matrix Service derives a significant portion of its revenues from performing services for major integrated oil companies, independent petroleum refiners, and pipeline, terminal and marketing companies. In fiscal 2009, these customer types accounted for 86% of consolidated revenues. The loss of significant work from any of these classes of customers or an overall decline in the petroleum industry would have a material adverse effect on the Company. Matrix Service also performs services for power companies, engineering firms, general contractors, and petrochemical and industrial gas companies. The Company provided services to approximately 380 customers in fiscal 2009. The following table provides a list of any customer that accounted for greater than 10% of either our Construction Services or Repair and Maintenance Services revenue for the twelve months ended May 31, 2009:

	Construction Services		Repair and Maintenance Services		Total
	(In thousands, except percentages)
Plains All American Pipeline LP	$55,894	14.1%	$20,139	6.8%	$76,033	11.0%
Chevron Corp	33,084	8.4%	36,326	12.3%	69,410	10.1%
BP PLC	144	—	59,208	20.1%	59,352	8.6%

Total	$89,122	22.5%	$115,673	39.3%	$204,795	29.7%

The loss of any of these major customers could have a material adverse effect on the Company.

Matrix Service markets its services and products primarily through its marketing and business development personnel, senior professional staff and its operating management. The marketing personnel concentrate on developing new customers and assisting management with existing customers. We enjoy many preferred provider relationships with customers who award our work through long-term agreements. In addition, we competitively bid many projects. Our projects have durations of a few days to multiple years.

Segment Financial Information

Financial information for our operating segments is provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 13. Segment Information of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Competition

Matrix Service competes with regional and national contractors in both the Construction Services and Repair and Maintenance Services segments. Competitors generally vary with the markets we serve with few competitors competing in all of the markets we serve or for all of the services we provide. Contracts are generally awarded based on reputation for quality, customer satisfaction, safety record and programs, price and schedule compliance. We believe that our turnkey capability, expertise, experience and reputation for providing safe, timely, and quality services allow us to compete effectively.

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

For long-term maintenance contracts we include only the amounts that we expect to recognize into revenue over the next 12 months. For all other arrangements, we calculate backlog as the estimated contract amount less revenues recognized as of the reporting date.

The following table provides a rollforward of our backlog from May 31, 2008 to May 31, 2009:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Backlog as of May 31, 2008	$325,341	$141,967	$467,308
New backlog awarded	323,752	312,371	636,123
Backlog acquired	28,262	10,378	38,640
Backlog cancelled	(48,536)	(2,742)	(51,278)
Revenue recognized on contracts in backlog	(395,240)	(294,480)	(689,720)

Backlog as of May 31, 2009	$233,579	$167,494	$401,073

At May 31, 2009, the Construction Services segment had a backlog of $233.6 million, as compared to a backlog of $325.3 million as of May 31, 2008. The decrease of $91.7 million is due to declines in Aboveground Storage Tank of $79.5 million, Downstream Petroleum of $11.5 million and Electrical and Instrumentation of $6.6 million, partially offset by an increase in Specialty of $5.9 million. The backlog at May 31, 2009 and May 31, 2008 for the Repair and Maintenance Services segment was $167.5 million and $142.0 million, respectively. The increase of $25.5 million was due to increases in Downstream Petroleum of $16.4 million and Electrical and Instrumentation of $15.6 million, partially offset by a decrease in Aboveground Storage Tank of $6.5 million. Approximately 94% of our backlog at May 31, 2009 is expected to be completed in fiscal year 2010.

Seasonality

Planned maintenance projects at customer facilities are typically scheduled in the spring and the fall when the demand for energy is lower. As a result, quarterly operating results in the Repair and Maintenance Services segment can fluctuate materially. The Construction Services segment typically has a lower level of operating activity during the winter months and early in the calendar year because many of our customers’ capital budgets have been spent or have not been finalized.

Raw Material Sources and Availability

Steel plate and steel pipe are the primary raw materials used by the Company. Supplies of these materials are available throughout the United States and globally from numerous sources. We anticipate that adequate amounts of these materials will be available in the foreseeable future, however, the price, quantity, and the delivery schedules of these materials could change rapidly due to various factors, including producer capacity, the level of foreign imports, worldwide demand, tariffs on imported steel and other market conditions.

Insurance

The Company maintains insurance coverage for various aspects of our operations. However, exposure to potential losses is retained through the use of deductibles, coverage limits and self-insured retentions.

Typically our contracts require us to indemnify our customers for injury, damage or loss arising from the performance of our services and provide for warranties for materials and workmanship. The Company may also be required to name the customer as an additional insured under certain insurance policies up to the limits of insurance available, or we may have to purchase special insurance policies or surety bonds for specific customers or provide letters of credit issued under our credit facility in lieu of bonds to satisfy performance and financial guarantees on some projects. Matrix Service maintains a performance and payment bonding line sufficient to support the business. The Company generally requires its subcontractors to indemnify the Company and the Company’s customer and name the Company as an additional insured for activities arising out of the subcontractors’ presence at the customer’s location. We also require certain subcontractors to provide additional insurance policies, including surety bonds in favor of the Company, to secure the subcontractors’ work or as required by the subcontract.

There can be no assurance that our insurance and the additional insurance coverage provided by our subcontractors will fully protect us against a valid claim or loss under the contracts with our customers.

Employees

As of May 31, 2009, we had 2,818 employees of which 464 were employed in non-field positions and 2,354 were employed in field or shop positions. The number of employees varies significantly throughout the year because of the number, type and size of projects we have in progress at any particular time.

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

Attracting and retaining high quality employees is important to our continued success and continues to be a top priority of the Company. Therefore, we have continued our professional development programs for employees in key disciplines.

Patents and Proprietary Technology

Matrix Service has several patents, patents pending, and continues to pursue new ideas and innovations to better serve our customers in all areas of our business. The Matrix Service patents under the Flex-A-Span® and Flex-A-Seal® trademarks are utilized to cover seals for floating roof tanks. Our patent of our ThermoStor® diffuser system is for a process that receives, stores and dispenses both chilled and warm water in and from the same storage tank. The patented RS 1000 Tank Mixer® controls sludge build-up in crude oil tanks through resuspension. We also have a patent on our Flex-A-Swivel®, a swivel joint for floating roof drain systems. The

Valve Shield® patent relates to a flexible fluid containment system that captures and contains fluid leaking from pipe and valve connections. The patent for Spacerless or Geocomposite Double Bottom for Storage Tanks relates to a replacement bottom with leak detection and containment that allows for the retrofitting of an existing tank while minimizing the loss of capacity. The patent for the Training Tank for Personnel Entry, Exit and Rescue relates to a mobile device that can be used to train personnel on equipment that is made to simulate real world hazards.

The Company acquired a perpetual license to use various patents and proprietary technologies of CB&I Inc. pursuant to a Technology Transfer Agreement dated December 20, 2008. These patents and technology relate to LNG storage tanks, LIN/LOX storage tanks, LPG storage tanks and thermal vacuum chambers. We believe that the ability to use these patents and technology will enable us to expand our presence in the markets for these products and will minimize the development costs typically associated with organic growth.

While we believe that continued product development and the protection of our patents are important to our business, we do not believe that these patents or purchased technology are essential to our success.

Regulation

Health and Safety Regulations

The operations of the Company are subject to the requirements of the United States Occupational Safety and Health Act (OSHA), comparable state laws and the Canadian Workers’ Compensation Board and its Workplace Health, Safety and Compensation Commission. Regulations promulgated by these agencies require employers and independent contractors who perform construction services, including electrical and repair and maintenance, to implement work practices, medical surveillance systems and personnel protection programs in order to protect employees from workplace hazards and exposure to hazardous chemicals and materials. In recognition of the potential for accidents within various scopes of work, these agencies have enacted very strict and comprehensive safety regulations. The Company has established comprehensive programs for complying with health and safety regulations to protect the safety of its workers, subcontractors and customers. While the Company believes that it operates safely and prudently, there can be no assurance that accidents will not occur or that the Company will not incur substantial liability in connection with the operation of its business.

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

In order to limit costs incurred as a result of environmental exposure, the Company has purchased contractor’s pollution liability insurance policies that cover liability we may incur as a result of accidental releases of hazardous materials at customer or operating locations, including our fabrication facilities in Oklahoma and California.

The Company believes that it is currently in compliance, in all material aspects, with all applicable environmental laws and regulations. The Company does not expect any material charges in subsequent periods relating to environmental conditions that currently exist and does not foresee any significant future capital spending relating to environmental matters.

Item 1A.	Risk Factors

Risk Factors Related to Our Business

Demand for our products and services is cyclical and is vulnerable to the level of capital and maintenance spending of our customers and to downturns in the industries and markets we serve as well as conditions in the general economy.

The demand for our products and services depends upon the existence of construction and repair and maintenance projects in the downstream petroleum, power and other heavy industries in the United States and Canada. The capital budgets of many of our customers are largely dependent on commodity prices, which have historically been volatile. Therefore, it is likely that our business will continue to be cyclical in nature and vulnerable to general downturns in the United States and Canadian economies and declines in commodity prices, which could adversely affect the demand for our products and services. Occasionally, the timing of the demand for our products and services in certain of these markets can also be adversely affected during periods of strong economic growth as customers may postpone closing their facilities for maintenance, repair, turnaround or expansion projects while demand for their products and their margins remain high. As a consequence of these and other factors, our results of operations have varied in the past and may experience significant periods of volatility in future periods.

Our Construction Services segment’s revenue and cash flow are dependent upon engineering and construction projects. The availability of these types of projects is dependent upon the economic condition of the oil, gas, and power industries, specifically, the level of capital expenditures of oil, gas and power companies on infrastructure. The current disruption in credit and capital markets, as well as a severe recession in North America have had and may continue to have an adverse impact on the level of capital expenditures of oil, gas and power companies and/or their ability to finance these expenditures. Our failure to obtain projects, a delay in the award of projects, a cancellation of projects or delays in completion of contracts are factors that could result in under-utilization of our resources, which would have an adverse impact on our revenue and cash flow. There are numerous factors beyond our control that influence the level of capital expenditures of oil, gas and power companies, including:

•	current or projected commodity prices, including oil, gas and power prices;

•	refining margins;

•	the demand for oil, gas and electricity;

•	the abilities of oil, gas and power companies to generate, access and deploy capital;

•	exploration, production and transportation costs;

•	regulatory restraints on the rates that power companies may charge their customers; and

•	local and international political and economic conditions.

Our Repair and Maintenance Services segment’s revenue and cash flow are dependent upon maintenance plans by the oil, gas and power industries. The current disruption in credit and capital markets, as well as a severe recession in North America have had and may continue to have an adverse impact on the level and timing of maintenance expenditures of oil, gas and power companies. Our failure to obtain projects, a delay in the award of projects, a cancellation of projects or project commencement delays are factors the could result in under-utilization of our resources, which would have an adverse impact on our revenue and cash flow.

Our results of operations depend upon the award of new contracts and the timing of those awards.

Our revenues are derived primarily from contracts awarded on a project-by-project basis. Generally, it is difficult to predict whether and when we will be awarded a new contract due to lengthy and complex bidding and selection processes, changes in existing or forecasted market conditions, access to financing, governmental regulations, permitting and environmental matters. Because our revenues are derived primarily from contract awards, our results of operations and cash flows can fluctuate materially from period to period.

The uncertainty associated with the timing of contract awards may reduce our short-term profitability as we balance our current capacity with expectations of future contract awards. If an expected contract award is delayed or not received, we could incur costs to maintain an idle workforce that may have a material adverse effect on our results of operations. Alternatively, we may decide that our long-term interests are best served by reducing our workforce and incurring increased costs associated with severance and termination benefits which also could have a material adverse effect on our results of operations for the period when incurred. Reducing our workforce could also impact our results of operations if we are unable to adequately staff projects that are awarded subsequent to a workforce reduction.

We face substantial competition in each of our business segments, which may have a material adverse effect on our business.

We face competition in all areas of our business from regional, national and international competitors, many of which may have greater financial strength and more resources. Our competitors include small family owned businesses to well-established, well-financed entities, both privately and publicly held, including many major equipment manufacturers, large engineering and construction companies, internal engineering departments and specialty contractors. The markets we serve require substantial resources and, in particular, highly skilled and experienced technical personnel. We compete primarily on the basis of price, customer satisfaction, safety performance and programs, quality of our products and services, and schedule. We may encounter increased competition from existing competitors or new market entrants in the future, which could have a material adverse effect on our business, financial condition or results of operations. In particular, as a result of the impact of the current recession on capital, and to a lesser degree, maintenance spending, we may experience pressure on our operating margins if our competitors accept lower margins in order to maintain their current level of business activity to cover their fixed overhead costs.

Our backlog is subject to unexpected fluctuations, adjustments, cancellations and does not include the full value of our long-term maintenance contracts, and therefore, may not be a reliable indicator of our future earnings.

Backlog may not be a reliable indicator of our future performance. We cannot guarantee that the revenue projected in our backlog will be realized or profitable. Projects may remain in our backlog for an extended period of time. In addition, project cancellations or scope adjustments may occur from time to time with respect to contracts reflected in our backlog that could reduce the dollar amount of our backlog and the revenue and profits that we actually earn. Many of our contracts have termination rights, therefore, project terminations, suspensions or scope adjustments may occur from time to time with respect to contracts in our backlog. Finally, poor project or contract performance could impact our backlog and profits.

The loss of one or more of our significant customers could adversely affect us.

From time to time due to the size of one or more of our contracts, one or more customers have in the past and may in the future contribute a material portion to our consolidated revenues in any one year. Because these significant customers generally contract with us for specific projects, we may lose these customers from year to year as the projects are completed. If we do not replace these projects or customers, our financial condition and results of operations could be materially adversely affected. Additionally, we have long-standing alliance relationships with many significant customers. However, our contracts with these customers are on a project-by-project basis, and these customers may unilaterally reduce or discontinue their use of our services at any time. The loss of business from any one of these customers could have a material adverse effect on our business or results of operations.

The terms of our contracts could expose us to unforeseen costs and costs not within our control, which may not be recoverable and could adversely affect our results of operations and financial condition.

In the current market, our customers are requiring that we bid more jobs on a fixed price basis; therefore, we expect that fixed price contracts will comprise a greater percentage of our total backlog than in recent years. Under fixed-price contracts, we agree to perform the contract for a fixed-price and, as a result, can improve our expected profit by superior contract performance, productivity, worker safety and other factors resulting in cost savings. However, we could incur cost overruns above the approved contract price, which may not be recoverable. Under certain incentive fixed-price contracts, we may agree to share with a customer a portion of any savings we are able to generate while the customer agrees to bear a portion of any increased costs we may incur up to a negotiated ceiling. To the extent costs exceed the negotiated ceiling price, we may be required to absorb some or all of the cost overruns.

Fixed-price contract prices are established based largely upon estimates and assumptions relating to project scope and specifications, personnel, material needs, and site conditions. These estimates and assumptions may prove inaccurate or conditions may change due to factors out of our control, resulting in cost overruns, which we may be required to absorb and which could have a material adverse effect on our business, financial condition and results of our operations. In addition, our profits from these contracts could decrease and we could experience losses if we incur difficulties in performing the contracts or are unable to secure fixed-pricing commitments from our manufacturers, suppliers and subcontractors at the time we enter into fixed-price contracts with our customers.

Under cost-plus contracts, we perform our services in return for payment of our agreed upon reimbursable costs plus a profit. The profit component is typically expressed in the contract either as a percentage of the reimbursable costs we actually incur or is factored into the rates we charge for labor or for the cost of equipment and materials, if any, we are required to provide. Some cost-plus contracts provide for the customer’s review of the accounting and cost control systems used by us to calculate these labor rates and to verify the accuracy of the reimbursable costs invoiced. These reviews could result in reductions in amounts previously billed to the customer and in adjustments to amounts previously reported by us as profit on the contract.

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

After commencement of a contract, we may perform, without the benefit of an approved change order from the customer, additional services requested by the customer that were not contemplated in our contract price due to customer changes or to incomplete or inaccurate engineering, project specifications and other similar information provided to us by the customer or the customer’s representative or agent. Our construction contracts generally require the customer to compensate us for additional work or expenses incurred under these circumstances.

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

Our profitability could be negatively impacted if we are not able to maintain adequate utilization of our workforce

The costs of providing our services to customers, including the extent to which we utilize our workforce, affect our profitability. If we do not invest in building our business for the future, our long-term profitability will be negatively impacted. If we under-utilize our workforce, our project gross margins and overall profitability will suffer in the short-term. If we over utilize our workforce, we may negatively impact safety, employee satisfaction and project execution, which could result in a decline of future project awards. The utilization of our workforce is impacted by numerous factors including:

•	our estimate of the headcount requirements for our various operating units based upon our forecast of the demand for our products and services;

•	our ability to maintain our talent base and manage attrition;

•	our ability to schedule our portfolio of projects to efficiently utilize our employees and minimize downtime between project assignments; and

•	our need to invest time and resources into functions such as training, business development, employee recruiting, and sales that are not chargeable to customer projects.

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

There are integration and consolidation risks associated with our growth strategy. Future acquisitions may result in significant transaction expenses, unexpected liabilities and risks associated with entering new markets, and we may be unable to profitably operate these businesses.

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

If we make any future acquisitions, we likely will have exposure to third parties for liabilities of the acquired business that may or may not be adequately covered by insurance or by indemnification, if any, from the former owners of the acquired business. Any of these unexpected liabilities could have a material adverse effect on our business.

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

Unsatisfactory safety performance can affect customer relationships, result in higher operating costs, negatively impact employee morale and result in higher employee turnover.

Workplace safety is important to the Company, our employees, and our customers. As a result, we maintain extensive safety programs and provide frequent safety training to all applicable employees at all levels of our organization. While we make every effort to protect people and property, our work is performed at construction sites and in industrial facilities and our workers are subject to the normal hazards associated with providing these services. Even with proper safety precautions, these hazards can lead to personal injury, loss of life, damage to, or destruction of property, plant and equipment, and environmental damage. We are intensely focused on maintaining a strong safety environment and reducing the risk of accidents to the lowest possible level. Poor safety performance may result in lost revenue and profitability or in lost customer relationships that could materially increase future insurance and other operating costs.

Our growth strategy requires that we increase the size of our workforce from time to time which may require us to hire inexperienced employees. Even with thorough training, inexperienced employees have a higher likelihood of injury which could lead to higher operating costs and insurance rates.

An inability to attract and retain qualified personnel, and in particular, engineers, project managers and skilled craft workers, could impact our ability to perform on our contracts, which could harm our business and impair our future revenues and profitability.

Our ability to attract and retain qualified engineers, project managers, skilled craftsmen and other experienced professionals in accordance with our needs is an important factor in our ability to maintain and increase profitability. The market for these professionals is competitive, particularly during periods of economic growth when the supply is limited. We cannot provide any assurance that we will be successful in our efforts to retain or attract qualified personnel when needed. Therefore, when we anticipate or experience growing demand for our services, we may incur additional cost to maintain a professional staff in excess of our current contract needs in an effort to have sufficient qualified personnel available to address this anticipated demand. If we do incur additional compensation and benefit costs, our customer contracts may not allow us to pass through these costs.

Competent and experienced engineers, project managers, and craft workers are especially critical to the profitable performance of our contracts, particularly on our fixed-price contracts where superior design and execution of the project can result in profits greater than originally estimated or where inferior design and project execution can reduce or eliminate estimated profits or even result in a loss.

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

Some of our employees are represented by labor unions. The Company has in excess of 50 collective bargaining agreements with various labor unions. The most significant agreements and the expiration dates include the following:

Trade	Local #	Location	Expires
Boilermaker	28	Bayonne, N.J.	12/31/2009
Boilermaker	13	Philadelphia, PA.	9/29/2009
Electrician	351	Winslow, N.J.	9/30/2010
National Travel Lodge	All	National	10/31/2010
Electrician	102	Parsippany, N.J.	5/31/2010
Electrician	164	Paramus, N.J.	5/31/2010

The Company is also working under a number of other agreements that cover a smaller number of employees. These agreements expire within the next five years. For those agreements with upcoming expiration dates, the Company is currently negotiating renewals and expects that the renewals will be successfully completed. To date, the Company has not experienced any significant work stoppages or other significant labor problems in connection with collective bargaining agreements the Company works under. A lengthy strike or other work stoppage on any of our projects could have a material adverse effect on our business and results of operations due to an inability to complete contracted projects in a timely manner. From time to time, we have also experienced attempts to unionize certain of our merit employees. While these efforts have only achieved limited success to date, we cannot provide any assurance that we will not experience additional and more successful union activity in the future.

Future events, including those associated with our growth strategy, could negatively affect our liquidity position.

We can provide no assurance that we will have sufficient cash from operations or the credit capacity to meet all of our future cash needs should we encounter significant working capital requirements or incur significant acquisition costs. Insufficient cash from operations, significant working capital requirements, and contract disputes have in the past, and could in the future, reduce availability under our credit facility and impact our ability to comply with the terms of our credit agreement.

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

As a result of the requirements of the percentage-of-completion method of accounting, the possibility exists, for example, that we could have estimated and reported a profit on a contract over several prior periods and later determine, usually near contract completion, that all or a portion of such previously estimated and reported profits were overstated. If this occurs, the full aggregate amount of the overstatement will be reported for the period in which such determination is made, thereby eliminating all or a portion of any profits from all other contracts that would have otherwise been reported in such period or even resulting in a loss being reported for such period.

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

Litigation, regardless of its outcome, is expensive, typically diverts the efforts of our management away from operations for varying periods of time, and can disrupt or otherwise adversely impact our relationships with current or potential customers and suppliers. Payment and claim disputes with customers may also cause us to incur increased interest costs resulting from incurring indebtedness under our revolving line of credit or receiving less interest income resulting from fewer funds invested due to the failure to receive payment for disputed claims and accounts.

Employee, subcontractor or partner misconduct or our overall failure to comply with laws or regulations could harm our reputation, damage our relationships with customers, reduce our revenues and profits, and subject us to criminal and civil enforcement actions.

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees, subcontractors or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with safety standards, laws and regulations, customer requirements, regulations pertaining to the internal controls over financial reporting, environmental laws and any other applicable laws or regulations. The precautions we take to prevent and detect these activities may not be effective, since our internal controls are subject to inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud.

Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, harm our reputation, damage our relationships with customers, reduce our revenues and profits and subject us to criminal and civil enforcement actions.

We rely on internally and externally developed software applications and systems to support critical functions including project management, estimating, human resources, accounting, and financial reporting. Any sudden loss, disruption or unexpected costs to maintain these systems could significantly increase our operational expense as well as disrupt the management of our business operations.

We rely on various software systems to operate our critical operating and administrative functions. We depend on our software vendors to provide long-term software maintenance support for our information systems. Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems, in which case we may need to abandon one or more of our current information systems and migrate some or all of our project management, human resources, estimating, accounting and financial information to other systems, thus increasing our operational expense as well as disrupting the management of our business operations.

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

We perform construction and maintenance services at large industrial facilities where accidents or system failures can be disastrous and costly. Any catastrophic occurrence in excess of our insurance limits at locations engineered or constructed by us or where our products are installed or services performed could result in significant professional liability, product liability, warranty and other claims against us by our customers, including claims for cost overruns and the failure of the project to meet contractually specified milestones or performance standards. Further, the rendering of our services on these projects could expose us to risks, and claims by, third parties and governmental agencies for personal injuries, property damage and environmental matters, among others. Any claim, regardless of its merit or eventual outcome, could result in substantial costs, divert management’s attention and create negative publicity, particularly for claims relating to environmental matters where the amount of the claim could be extremely large. Insurance coverage is increasingly expensive and we may not be able to or may choose not to obtain or maintain adequate protection against the types of claims described above. If we are unable to obtain insurance at an acceptable cost or otherwise protect against the claims described above, we will be exposed to significant liabilities, which may materially and adversely affect our financial condition and results of operations.

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

We are subject to numerous other laws and regulations including those related to the environment, workplace, employment, health and safety. These laws and regulations are complex, change frequently and could become more stringent in the future. It is impossible to predict the effect on us of any future changes to these laws and regulations. We cannot be assured that our operations will continue to comply with future laws and regulations or that the costs to comply with these laws and regulations and/or a failure to comply with these laws will not significantly adversely affect our business, financial condition and results of operations.

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

Earnings for future periods may be negatively impacted by foreign currency exchange rates

We are exposed to financial risk as a result of changes in foreign currency exchange rates. The exposure relates to receivables, payables, and intercompany loans utilized to finance foreign subsidiaries in Canada. While the current exposure is not significant, future growth in foreign operations may expose the Company to additional risk which we will seek to minimize through our contracting strategies, cash management, and, depending on the magnitude of the risk, we may utilize currency hedging.

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

Because of the nature of our contracts, at times we commit resources to customer projects prior to receiving payments from customers in amounts sufficient to cover expenditures on the customer projects as they are incurred. Delays in customer payments may require us to make a working capital investment. If customers default in making payments on projects to which we have devoted significant resources, it could have an adverse effect on our financial position, results of operations and cash flows.

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

Risk Factors Related to Our Common Stock

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The principal properties of Matrix Service at May 31, 2009 were as follows:

Location	Description of Facility	Segment	Interest
Tulsa, Oklahoma	Corporate headquarters	Corporate	Leased
Alton, Illinois	Regional office and warehouse	Repair & Maintenance	Leased
Bellingham, Washington	Regional office and warehouse	Construction and Repair & Maintenance	Owned
Catoosa, Oklahoma	Fabrication facility, regional office and warehouse	Construction and Repair & Maintenance	Owned (1)
Cranbury, New Jersey	Sales office	Construction and Repair & Maintenance	Leased
Deer Park, Texas	Recruiting center	Construction and Repair & Maintenance	Leased
Eddystone, Pennsylvania	Regional office	Construction and Repair & Maintenance	Leased
Eddystone, Pennsylvania	Fabrication facility and warehouse	Construction and Repair & Maintenance	Leased
Houston, Texas	Regional office and warehouse	Construction and Repair & Maintenance	Owned
Houston, Texas	Regional office	Construction and Repair & Maintenance	Leased
Orange, California	Fabrication facility, regional office and warehouse	Construction and Repair & Maintenance	Owned
Newark, Delaware	Regional office and warehouse	Construction and Repair & Maintenance	Leased
Norwich, Connecticut	Sales office	Construction and Repair & Maintenance	Leased
Rahway, New Jersey	Regional office and warehouse	Construction and Repair & Maintenance	Leased
Sewickley, Pennsylvania	Regional office	Construction and Repair & Maintenance	Leased
Suisun City, California	Regional office and warehouse	Repair & Maintenance	Leased
Temperance, Michigan	Regional office and warehouse	Construction and Repair & Maintenance	Owned
Calgary, Alberta, Canada	Sales office	Construction and Repair & Maintenance	Leased
Leduc, Alberta, Canada	Regional office and warehouse	Construction and Repair & Maintenance	Leased
Saint John, New Brunswick, Canada	Regional office	Repair & Maintenance	Leased
Sarnia, Ontario, Canada	Regional office and warehouse	Repair & Maintenance	Owned

(1)	Facilities were constructed by the Company in 2002 and 2003 on land acquired through the execution of a 15 year ground lease with renewal provisions for five additional terms of five years each.

In addition to the locations listed above, Matrix Service has temporary office facilities at numerous customer locations throughout the United States and Canada.

Item 3.	Legal Proceedings

The information called for by this item is provided in Note 7. Contingencies, of the Notes to Consolidated Financial Statements included in Part II, Item 8., under the caption “Material Legal Proceeding” which information is incorporated by reference into this item.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

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

Price Range of Common Stock

Our common stock trades on the Global Market System of the National Association of Securities Dealers, Inc. Automated Quotation System (“NASDAQ”). The trading symbol for our Common Stock is “MTRX”. The following table sets forth the high and low sale prices for our Common Stock as reported by NASDAQ for the periods indicated:

	Fiscal Year 2009		Fiscal Year 2008
	High	Low	High	Low
First quarter	$26.50	$18.56	$29.11	$16.99
Second quarter	23.74	5.71	30.32	17.74
Third quarter	8.91	5.10	28.15	17.16
Fourth quarter	11.32	6.01	24.83	16.64

As of July 31, 2009, there were 34 holders of record of our common stock. We believe that the number of beneficial owners of our common stock is substantially greater than the number of holders of record.

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

Issuer Purchases of Equity Securities

On February 4, 2009 our Board of Directors authorized a stock buyback program (“February 2009 Program”) that allows the Company to purchase up to 3,000,000 shares of Common Stock provided that such purchases do not exceed $25.0 million in any calendar year commencing in calendar year 2009 and continuing through calendar year 2012. The February 2009 Program replaced the previous stock buyback program that had been in place since October 2000. The Company did not purchase any common shares under either program in fiscal 2009. Matrix Service may purchase shares in future periods if sufficient liquidity exists and the Company believes that it is in the best interest of the shareholders.

In addition to any stock buyback program that may be in effect, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix Service withheld 14,337 and 17,237 shares in the three and nine months ended May 31, 2009 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares.

The Company has 1,696,517 treasury shares as of May 31, 2009 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
March 1 to March 31, 2009	—	$—	—	3,000,000
April 1 to April 30, 2009	6,949	9.58	—	3,000,000
May 1 to May 31, 2009	7,388	9.73	—	3,000,000

Total	14,337	$9.66

Item 6.	Selected Financial Data

The summary financial data provided for the five years ended May 31, 2005 to May 31, 2009 was derived from the audited Consolidated Financial Statements. This information should be read together with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements, including the related notes, appearing in Item 8—Financial Statements and Supplementary Data.

	Fiscal Year Ended May 31,
	2009	2008	2007	2006	2005 (1)
	(In thousands, except percentages and per share data)
Revenues	$689,720	$731,301	$639,846	$493,927	$439,138
Gross profit	94,323	75,117	65,886	47,079	31,019
Gross profit %	13.7%	10.3%	10.3%	9.5%	7.1%
Operating income (loss)	47,317	34,551	33,050	17,698	(39,138)
Income (loss) before income taxes	47,759	33,716	31,114	11,594	(44,458)
Net income (loss)	30,589	21,414	19,171	7,653	(38,830)
Net income (loss) %	4.4%	2.9%	3.0%	1.5%	(8.8)%
Earnings (loss) per share-diluted	1.16	0.80	0.74	0.35	(2.24)
Equity per share-outstanding	6.51	5.32	4.72	3.67	2.76
Weighted average shares outstanding diluted	26,390	26,875	26,752	25,742	17,327
Working capital	82,460	60,826	51,306	42,656	21,726
Total assets	303,451	274,593	242,909	188,276	202,380
Long-term debt (including long-term portion of acquisition payable and capital lease obligations)	850	1,000	836	28,116	34,400
Total debt (including acquisition payable and capital lease obligations)	1,889	2,153	4,301	30,330	79,086
Capital expenditures	9,983	18,302	13,120	5,614	1,430
Stockholders’ equity	170,389	138,700	125,576	76,399	47,985
Total long-term debt to equity %	0.5%	0.7%	0.7%	36.8%	71.7%
Cash flow provided by operations	38,624	45,596	11,358	35,880	4,516

(1)	Fiscal 2005 results include impairment charges of $26.2 million, restructuring charges of $3.7 million, and a receivable writedown of $10.3 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of May 31, 2009 and May 31, 2008, costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of $0.5 million and $0.8 million, respectively. There were no claims included in costs and estimated earnings in excess of billings on uncompleted contracts as of May 31, 2009 or May 31, 2008. Historically, our collections for unapproved change orders and other claims have approximated the amount of revenue recognized.

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

Legal costs are expensed as incurred.

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. As of May 31, 2009 and 2008, insurance reserves totaling $7.6 million and $8.5 million, respectively, are included on our balance sheet. These amounts represent our best estimate of our ultimate obligations for asserted claims, insurance premium obligations, and claims incurred but not yet reported at the balance sheet dates. We establish reserves for claims using a combination of actuarially determined estimates and a case by case evaluation of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. Additionally, the actual results of claim settlements could differ from the amounts estimated.

Goodwill

Goodwill and intangible assets with indefinite useful lives are not amortized and are tested at least annually for impairment. We perform our annual analysis during the fourth quarter of each fiscal year and in any other period in which indicators of impairment warrant additional analysis. Goodwill represents the excess of the purchase price of acquisitions over the acquisition date fair value of the net assets acquired. Goodwill is evaluated for impairment by first comparing management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. Reporting units for purposes of goodwill impairment calculations are our reportable segments.

Management utilizes a discounted cash flow analysis to determine the estimated fair value of our reporting units. Significant judgments and assumptions including the discount rate, anticipated revenue growth rate and gross margins, estimated operating and interest expense, and capital expenditures are inherent in these fair value estimates which are based on our internal operating budgets. As a result, actual results may differ from the estimates utilized in our discounted cash flow analysis. The use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and could result in the recognition of an impairment charge in the financial statements.

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

We did not record a goodwill impairment for either our Construction Services or Repair and Maintenance Services segments in the three year period ended May 31, 2009. Although we do not anticipate a future impairment charge, certain events could occur that might adversely affect the reported value of goodwill. Such events could include, but are not limited to, economic or competitive conditions, a significant change in the project plans of our customers, the economic condition of the customers and industries we serve, and a material negative change in the relationships with one or more of our significant customers. If our judgments and assumptions change as a result of the occurrence of any of these events or other events that we do not currently anticipate, our expectations as to future results and our estimate of the implied value of one or more of our reporting units also may change.

Due to the presence of several impairment indicators, including a loss in market capitalization caused by the turmoil in the debt and capital markets, we performed an interim impairment test in the third quarter of fiscal 2009. The results of the interim impairment test indicated that the fair value of the goodwill was in excess of its carrying value at February 28, 2009.

We also performed our annual impairment test in the fourth quarter to determine whether an impairment existed and to determine the amount of headroom at May 31, 2009. Headroom is defined as the percentage difference between the carrying value of the goodwill and its fair value. At May 31, 2009, headroom for the Construction Services segment was 128% and headroom for the Repair and Maintenance Services segment was 59%.

Our significant assumptions, including revenue growth rates, gross margins, operating and interest expense and other factors, have been reasonably accurate in recent years, but are likely to change in light of the dynamic competitive environment in which we operate. Assuming that all other components of our fair value estimate remain unchanged, a change in the following assumptions would have the following effect on headroom:

•

if the growth rate of estimated revenue decreases one percent from current estimates, headroom for the Construction Services segment would be reduced from 128% to 109% and headroom for the Repair and Maintenance Services segment would be reduced from 59% to 46%;

•

if our estimate of gross margins decreases one percent, headroom for the Construction Services segment would be reduced from 128% to 79% and headroom for the Repair and Maintenance Services segment would be reduced from 59% to 25%; and

•

if the applicable discount rate increases one percent, headroom for the Construction Services segment would be reduced from 128% to 105% and headroom for the Repair and Maintenance Services segment would be reduced from 59% to 43%.

Recently Issued Accounting Standards

Accounting standards that have recently been issued that may impact our Consolidated Financial Statements include the following.

SFAS No. 141(R)—Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) applies to all business combinations and establishes guidance for recognizing and measuring identifiable assets acquired, liabilities assumed, noncontrolling interests in the acquiree and goodwill. Most of these items are recognized at their full fair value on the acquisition date, including acquisitions where the acquirer obtains control but less than 100 percent ownership in the acquiree. SFAS No. 141(R) also requires transaction costs to be recognized as expense as incurred and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations with an acquisition date in fiscal years beginning after December 15, 2008 and will be evaluated and implemented in connection with any future acquisitions.

SFAS No. 157—Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement established a framework for fair value measurements in the financial statements by providing a definition of fair value, guidance on the methods used to estimate fair value and expanded disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. SFAS No. 157 became effective for fiscal years beginning after November 15, 2007 and was applied prospectively. The adoption of SFAS No. 157 in fiscal 2009 did not have a material effect on our financial statements.

SFAS No. 159—The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 in fiscal 2009 did not have a material effect on our financial statements.

SFAS No. 165—Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). The Statement’s objective is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Entities are required to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009.

Matrix Service Company

Annual Results of Operations

(Amounts in thousands, except per share data)

	Construction Services	Repair & Maintenance Services	(1) Other	Total
Fiscal Year 2009
Consolidated revenues	$395,240	$294,480	$—	$689,720
Gross profit	50,959	43,364	—	94,323
Operating income	22,111	25,206	—	47,317
Income before income tax expense	21,973	25,786	—	47,759
Net income	14,207	16,382	—	30,589
Earnings per share—diluted				1.16
Weighted average shares outstanding-diluted				26,390

Fiscal Year 2008
Consolidated revenues	$455,887	$275,414	$—	$731,301
Gross profit	33,081	42,036	—	75,117
Operating income (loss)	8,579	25,997	(25)	34,551
Income (loss) before income tax expense	7,950	25,791	(25)	33,716
Net income (loss)	5,483	15,946	(15)	21,414
Earnings per share—diluted				0.80
Weighted average shares outstanding—diluted				26,875

Fiscal Year 2007
Consolidated revenues	$366,160	$273,686	$—	$639,846
Gross profit	29,494	36,392	—	65,886
Operating income (loss)	11,567	21,556	(73)	33,050
Income (loss) before income tax expense	10,394	20,793	(73)	31,114
Net income (loss)	6,498	12,718	(45)	19,171
Earnings per share—diluted				0.74
Weighted average shares outstanding—diluted				26,752

Variances 2009 to 2008
Consolidated revenues	$(60,647)	$19,066	$—	$(41,581)
Gross profit	17,878	1,328	—	19,206
Operating income (loss)	13,532	(791)	25	12,766
Income (loss) before income tax expense	14,023	(5)	25	14,043
Net income (loss)	8,724	436	15	9,175

Variances 2008 to 2007
Consolidated revenues	$89,727	$1,728	$—	$91,455
Gross profit	3,587	5,644	—	9,231
Operating income (loss)	(2,988)	4,441	48	1,501
Income (loss) before income tax expense	(2,444)	4,998	48	2,602
Net income (loss)	(1,015)	3,228	30	2,243

(1)	Includes items associated with exited operations.

Results of Operations

Overview

The Company has two reportable segments, Construction Services and Repair and Maintenance Services. The majority of the work for both segments is performed in the United States with 3% of revenues generated in Canada during fiscal 2009. However, the Company does continue to seek opportunities for growth in international markets.

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

Fiscal Year 2009 versus 2008

Consolidated

Consolidated revenues were $689.7 million in fiscal 2009, a decrease of $41.6 million, or 5.7%, from consolidated revenues of $731.3 million for fiscal 2008. The reduction in consolidated revenues was caused by a decrease of $60.7 million in Construction Services revenues partially offset by an increase of $19.1 million in Repair and Maintenance Services revenues.

Consolidated gross profit increased from $75.1 million in fiscal 2008 to $94.3 million in fiscal 2009. The improvement of $19.2 million or 25.6% was due primarily to an increase in gross profit caused by higher gross margins, which improved from 10.3% in fiscal 2008 to 13.7% in fiscal 2009. The gross margin improvement was due to higher margins in the Construction Services segment, where the gross margin increased to 12.9% in the current fiscal year versus 7.3% in the prior fiscal year. Repair and Maintenance Services segment gross margins were 14.7% in fiscal 2009 compared to 15.3% in fiscal 2008.

Consolidated SG&A expenses increased $6.4 million, or 15.8%, in fiscal 2009 to $47.0 million from $40.6 million for fiscal 2008. The increase was primarily due to the costs relating to our expansion into Western Canada and the Gulf Coast Region, the acquisition of S.M. Electric Company, Inc. (“SME”) in February 2009, and higher employee related and facility costs incurred to build the infrastructure and sales forces necessary to support our long-term growth plan. SG&A expense as a percentage of revenue increased to 6.8% in fiscal 2009 compared to 5.6% in the prior fiscal year.

Net interest expense was $0.2 million in fiscal 2009 compared to $0.8 million in fiscal 2008. In the current year, the non-cash amortization of deal fees relating to the senior revolving credit facility and cash interest on our capital leases was partially offset by interest income generated from the investment of excess cash. The prior year net interest expense was primarily related to the amortization of deal fees on the senior revolving credit facility and interest on short-term borrowings under the facility.

Other income in fiscal 2009 was $0.7 million and related primarily to insurance proceeds received. In comparison, we did not report any other income in fiscal 2008.

Income before income tax expense increased to $47.8 million in fiscal 2009 from $33.7 million in fiscal 2008. This $14.1 million increase occurred primarily due to higher gross profits partially offset by higher SG&A expenses.

The effective tax rate for fiscal 2009 was 36.0% compared to 36.5% in fiscal 2008. In fiscal 2009, certain operating loss carryforwards previously reserved were utilized or deemed to be fully utilizable resulting in a tax benefit of $1.0 million. The prior fiscal year included a $0.7 million tax benefit resulting from the assessment of the realizability of state investment tax credits and other miscellaneous deductions.

Net income for fiscal 2009 grew to $30.6 million, or $1.16 per fully diluted share, versus net income in fiscal 2008 of $21.4 million, or $0.80 per fully diluted share.

Construction Services

Revenues for the Construction Services segment were $395.2 million, compared with $455.9 million in the same period a year earlier. The decrease of $60.7 million was due to lower Specialty revenues, which decreased $50.8 million as the construction of the tanks on a Gulf Coast LNG project was completed in the fourth quarter of fiscal 2008. In addition, Aboveground Storage Tank revenues decreased 11.7% to $177.8 million in fiscal 2009, versus $201.4 million in fiscal 2008, and Downstream Petroleum revenues, decreased 7.8% to $144.2 million in fiscal 2009, versus $156.4 million a year earlier. Partially offsetting these declines were higher Electrical and Instrumentation revenues, which increased $25.9 million to $45.9 million in fiscal 2009, compared to $20.0 million a year earlier. This increase is primarily attributable to the acquisition of SME in February 2009.

At May 31, 2009, the Construction Services segment had a backlog of $233.6 million, as compared to a backlog of $325.3 million as of May 31, 2008. The decrease of $91.7 million is due to declines in Aboveground Storage Tank, Downstream Petroleum and Electrical and Instrumentation of $79.5 million, $11.5 million and $6.6 million, respectively. Partially offsetting these declines was an increase in Specialty of $5.9 million. Project cancellations totaling $19.0 million and $29.5 million contributed to the backlog reductions in Aboveground Storage Tank and Downstream Petroleum, respectively.

Gross profit increased from $33.1 million in fiscal 2008 to $51.0 million in fiscal 2009. The increase in gross profit was due to improved direct gross margins primarily because fiscal 2008 results included $20.8 million in pretax charges for cost overruns on a Gulf Coast LNG project. In addition the Company experienced improved project execution in fiscal 2009 helping to offset the negative impact of unrecovered construction overhead costs due to lower than expected revenues during the year.

Operating income and income before income tax expense were $22.1 million and $22.0 million in fiscal 2009 compared to $8.6 million and $8.0 million in fiscal 2008.

Repair and Maintenance Services

Revenues for Repair and Maintenance Services were $294.5 million in fiscal 2009 versus $275.4 million in fiscal 2008. The $19.1 million improvement was due to higher Downstream Petroleum revenues, which increased $17.2 million to $106.2 million in fiscal 2009, compared to $89.0 million in the prior fiscal year and higher Electrical and Instrumentation revenues, which increased $3.6 million to $22.0 million in fiscal 2009, compared to $18.4 million in the prior fiscal year. These increases were partially offset by lower Aboveground Storage Tank revenues, which decreased $1.7 million to $166.3 million in fiscal 2009 from $168.0 million during fiscal 2008.

Backlog at May 31, 2009 and May 31, 2008 for the Repair and Maintenance Services segment was $167.5 million and $142.0 million, respectively. The increase of $25.5 million was due to increases in Downstream Petroleum of $16.4 million and Electrical and Instrumentation of $15.6 million, partially offset by a decline in Aboveground Storage Tank of $6.5 million. Included in Aboveground Storage Tank’s backlog decline were cancelled projects totaling $2.7 million.

Gross profit increased from $42.0 million in fiscal 2008 to $43.4 million in fiscal 2009 due to an increase in revenues partially offset by a decline in gross margins, which were 14.7% in fiscal 2009 versus 15.3% in fiscal 2008.

Operating income was $25.2 million in fiscal 2009 compared to $26.0 million in fiscal 2008. Income before income tax expense was $25.8 million in fiscal 2009 and fiscal 2008.

Fiscal Year 2008 versus 2007

Consolidated

Consolidated revenues were $731.3 million in fiscal 2008, an increase of $91.5 million, or 14.3%, from consolidated revenues of $639.8 million for fiscal 2007. The improvement in consolidated revenues resulted from increases of $89.7 million in Construction Services revenues and $1.8 million in Repair and Maintenance Services revenues.

Consolidated gross profit increased from $65.9 million in fiscal 2007 to $75.1 million in fiscal 2008. The improvement of $9.2 million, or 14.0% was primarily due to revenue growth of $91.5 million. Consolidated gross margins were unchanged at 10.3% for both fiscal years despite an improvement in the Repair and Maintenance Services segment, where the gross margin grew to 15.3% in fiscal 2008 versus 13.3% in fiscal 2007. Offsetting this improvement was a decline in the Construction Services segment’s gross margin, which was 8.1% in fiscal 2007 versus 7.3% in fiscal 2008.

Consolidated SG&A expenses increased $7.8 million, or 23.8%, in fiscal 2008 to $40.6 million from $32.8 million in fiscal 2007. The increase was primarily caused by higher employee-related expenses and facility costs incurred to meet the current demands of anticipated growth and a bad debt charge caused by the bankruptcy of a customer that is involved in a contract dispute with the Company. SG&A expense as a percentage of revenue increased to 5.6% in fiscal 2008 compared to 5.1% in fiscal 2007 as the benefit from the 14.3% growth in revenues was more than offset by the increase in SG&A expenses.

Interest expense decreased to $0.9 million in fiscal 2008 compared to $2.4 million in fiscal 2007. The decline of $1.5 million was primarily due to the conversion of $25.0 million of convertible notes to common stock in fiscal 2007, which led to lower amortization of debt issuance costs in fiscal 2008. Current year interest expense was primarily related to the amortization of deal fees on the senior revolving credit facility and interest on short-term borrowings under this facility.

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

Construction Services

Revenues for the Construction Services segment were $455.9 million in fiscal 2008, compared with $366.2 million in fiscal 2007. The increase of $89.7 million, or 24.5%, was primarily due to higher Aboveground Storage Tank revenues, which increased 26.4% to $201.4 million in fiscal 2008, versus $159.3 million in fiscal 2007. The increase was also driven by higher revenues in Downstream Petroleum, which increased 29.5% to $156.4 million in fiscal 2008, versus $120.8 million in fiscal 2007, and by higher Specialty revenues, which increased 45.7% to $78.1 million in fiscal 2008 compared to $53.6 million a year earlier. These increases were partially offset by lower Electrical and Instrumentation revenues, which fell $12.4 million.

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

Gross profit increased from $29.5 million in fiscal 2007 to $33.1 million in fiscal 2008 due largely to the 24.5% growth in revenues offset partially by reduced gross margins, which fell from 8.1% in fiscal 2007 to 7.3% in fiscal 2008. The gross profit improvement of $3.6 million occurred despite fiscal 2008 results including $20.8 million in pre-tax charges for cost overruns related to an LNG construction project in the Gulf Coast region. In comparison, fiscal 2007 results included pre-tax charges of $11.3 million for this same LNG construction project. The remaining Construction Services projects experienced higher margins in fiscal 2008 than those recognized in fiscal 2007.

Operating income and income before income tax expense were $8.6 million and $8.0 million in fiscal 2008 compared to $11.6 million and $10.4 million in fiscal 2007.

Repair and Maintenance Services

Revenues for Repair and Maintenance Services were $275.4 million in fiscal 2008 versus $273.7 million in fiscal 2007. The change was due to higher Aboveground Storage Tank revenues, which improved 34.2% to $168.0 million, versus $125.2 million in fiscal 2007. This increase was largely offset by lower Downstream Petroleum revenues, which fell 26.2% to $89.0 million in fiscal 2008, from $120.6 million in fiscal 2007, and lower Electrical and Instrumentation revenues, which dropped $9.5 million to $18.4 million in fiscal 2008 from $27.9 million during fiscal 2007.

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

Non-GAAP Financial Measure

EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings before interest, taxes, depreciation and amortization. We have presented EBITDA because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Consolidated Statements of Income entitled “Net income” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions, which are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

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

•

It does not include depreciation or amortization expense. Because we use capital and intangible assets to generate revenue, depreciation and amortization expense is a necessary element of our cost structure. Therefore, any measure that excludes depreciation or amortization expense has material limitations.

A reconciliation of EBITDA to net income follows:

	Fiscal Year Ended May 31,
	2009	2008	2007
	(In thousands)
Net income	$30,589	$21,414	$19,171
Interest expense, (net of interest income in 2008 and 2007)	563	808	2,264
Provision for income taxes	17,170	12,302	11,943
Depreciation and amortization	10,760	8,373	6,500

EBITDA	$59,082	$42,897	$39,878

Outlook

We believe that our investments in business development, strengthened engineering and construction capabilities, geographic and product expansion as well as the addition of key talent has put us in a stronger position as we move into fiscal 2010. This should allow us to manage through the current economic downturn and capitalize on opportunities as the market improves.

We cannot predict the length or severity of the current economic downturn and remain somewhat cautious about the near-term outlook of our business. The uncertainty in the timing and magnitude of the economic recovery and the timing of awards coupled with the seasonality of our business will likely produce uneven fiscal 2010 quarterly results. The market indicators we are seeing indicate a challenging environment in the remainder of calendar year 2009 with some improvements starting late in calendar year 2009 and early in calendar year 2010.

FINANCIAL CONDITION AND LIQUIDITY

Overview

We define liquidity as the ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity in fiscal 2009 were cash flows from operations and cash on hand at the beginning of the year. Cash on hand at May 31, 2009 totaled $34.6 million and availability under the senior revolving credit facility totaled $67.7 million, resulting in total liquidity of $102.3 million.

Factors that routinely impact our short-term liquidity and that may impact our long-term liquidity include, but are not limited to:

•	Changes in working capital

•	Contract terms that determine the timing of billings to customers and the collection of those billings

•	Some cost plus and fixed price customer contracts are billed based on milestones which may require us to incur significant expenditures prior to collections from our customers.

•	Time and material contracts are normally billed in arrears. Therefore, we are routinely required to carry these costs until they can be billed and collected.

•	Some of our large construction projects may require significant retentions or security in the form of letters of credit.

•	Capital expenditures

•	Strategic investments in new operations

•	Acquisitions of new businesses

•	Purchases of shares under our stock buyback program

•	Contract disputes or collection issues resulting from the failure of a significant customer

In fiscal 2009, we funded the acquisitions of S.M. Electric Company, Inc. and the purchase of certain assets, technology and resources for the design and construction of specialty cryogenic tanks with cash on hand. However, in the future we may elect to raise additional capital by issuing common stock, convertible notes, term debt or increase the amount of our revolving credit facility as necessary to fund our operations or to fund the acquisition of other businesses. We will continue to evaluate our working capital requirements and other factors to maintain sufficient liquidity.

Cash Flows from Operating Activities

Operations provided $38.6 million of cash in fiscal 2009. The cash provided by operations was primarily due to profitable operating results partially offset by an increase in working capital. The change in working capital was primarily due to reductions in accounts payable and billings in excess partially offset by decreases in accounts receivable and costs in excess.

Cash Flows from Investing Activities

Investing activities used $24.3 million of cash in fiscal 2009. This was due to capital expenditures of $10.0 million, and the purchases of S.M. Electric Company, Inc. and certain assets, technology and resources for the design and construction of cryogenic storage tanks for a combined $15.3 million, partially offset by proceeds from asset sales of $1.0 million. The asset sale proceeds relate primarily to the sale of excess property. Fiscal 2009 capital expenditures included $4.6 million for the purchase of construction equipment, $1.3 million for transportation equipment, $2.9 million for furniture and fixtures, and $1.2 million for land and buildings. Assets acquired through capital leases totaled $0.9 million in fiscal 2009 and are reported as non-cash additions to Property, Plant and Equipment in the Consolidated Statement of Cash Flows.

At May 31, 2009 expected spending on capital projects that have been approved but that are not yet complete totaled $1.7 million. The completion of these projects will be funded with cash on hand.

Cash Flows from Financing Activities

Financing activities used $1.2 million of cash in fiscal 2009 primarily due to capital lease payments of $1.1 million, credit agreement amendment fees of $0.2 million and treasury share purchases of $0.2 million. Partially offsetting these payments were proceeds from the exercise of stock options issued under our stock based compensation plans of $0.3 million and the related tax benefit of $0.1 million.

Senior Revolving Credit Facility

The Company has a five-year, $75.0 million senior revolving credit facility (“Credit Facility”) that expires on November 30, 2012. The Credit Facility is guaranteed by substantially all of the Company’s subsidiaries and is secured by a lien on substantially all of the Company’s assets.

The senior revolving credit facility is primarily used to fund short-term changes in working capital and the issuance of letters of credit. At May 31, 2009 $7.3 million of letters of credit were outstanding to support certain workers’ compensation insurance programs and construction contracts. Availability at May 31, 2009 totaled $67.7 million. We believe the facility provides adequate liquidity and financial flexibility to support our expected growth.

On February 11, 2009, the Company entered into an amendment (“Amendment”) to the Credit Facility which altered certain key provisions of the Credit Facility including the following:

•	The limitation on share repurchases was increased from $25.0 million for the life of the Credit Facility, to $25.0 million in any calendar year.

•

The prior limitation on acquisitions of $7.5 million in any consecutive twelve month period and $20.0 million for the life of the Credit Facility was eliminated so long as the Company’s Senior Leverage Ratio on a pro forma basis as of the end of the fiscal quarter immediately preceding the acquisition is below 1.00 to 1.00 and availability under the Credit Facility is at or above 50% after consummation of the acquisition. If the Senior Leverage Ratio on a pro forma basis as of the end of the fiscal quarter immediately preceding the acquisition is over 1.00 to 1.00 but below 1.75 to 1.00, acquisitions will be limited to $25.0 million in a twelve month period, provided there is at least $25.0 million of availability under the Credit Facility after the consummation of the acquisition.

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

•	The Unused Revolving Credit Facility Fee increased from between 0.175% and 0.375% to between 0.35% and 0.50% based on the Senior Leverage Ratio.

Other significant financial covenants that were not changed by the Amendment include the following:

•	Senior Leverage Ratio not to exceed 2.50 to 1.00;

•	Asset Coverage Ratio to be greater than or equal to 1.45 to 1.00; and,

•	Fixed Charge Coverage Ratio to be greater than or equal to 1.25 to 1.00.

The Company is currently in compliance with all affirmative, negative, and financial covenants under the Credit Facility and is at the lowest margin tier for the LIBOR and Alternate Base Rate loans and the lowest tier for the Unused Revolving Credit Facility Fee. However, non-compliance with any of these ratios or a violation of other covenants could result in an event of default and reduce availability under the facility.

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

Treasury Shares

On February 4, 2009 our Board of Directors authorized a stock buyback program (“February 2009 Program”) that allows the Company to purchase up to 3,000,000 shares of Common Stock provided that such purchases do not exceed $25.0 million in any calendar year commencing in calendar year 2009 and continuing through calendar year 2012. The February 2009 Program replaced the previous stock buyback program that had been in place since October 2000. The Company did not purchase any common shares under either program in fiscal 2009. Matrix Service may purchase shares in future periods if sufficient liquidity exists and the Company believes that it is in the best interest of the shareholders.

In addition to any stock buyback program that may be in effect, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix Service withheld 17,237 shares in fiscal 2009 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares.

The Company has 1,696,517 treasury shares as of May 31, 2009 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

Commitments

As of May 31, 2009, the following commitments were in place to support our ordinary course obligations:

	Commitments by Expiration Period
	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years	Total
	(In thousands)
Letters of credit (1)	$—	$2,615	$4,648	$—	$7,263
Surety bonds	76,698	546	22	—	77,266

Total commitments	$76,698	$3,161	$4,670	$—	$84,529

(1)

All letters of credit are in support of our workers’ compensation insurance programs or in support of certain construction contracts. The letters of credit are issued under our Credit Facility. The letters of credit that support our workers’ compensation programs are expected to renew annually through the term of the Credit

Facility; therefore, they are reported in the same period that the Credit Facility expires. The letters of credit that support construction contracts will expire when the related work is complete and the warranty period has passed; therefore, these letters of credit are reported in the period that we expect the warranty period to end.

Contractual obligations at May 31, 2009 are summarized below:

	Contractual Obligations by Expiration Period
	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years	Total
	(In thousands)
Operating leases	$2,938	$5,185	$3,768	$1,888	$13,779
Capital lease obligations	1,049	936	1	—	1,986

Total contractual obligations	$3,987	$6,121	$3,769	$1,888	$15,765

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest rate risk results primarily from our variable rate indebtedness under our senior credit facility, which is influenced by movements in short-term rates. Borrowings under our $75.0 million revolving credit facility are based on an alternate base rate or one, two, three or six month LIBOR as elected by the Company plus an additional margin based on our Senior Leverage Ratio. Although there were no amounts outstanding under the facility at May 31, 2009 and we did not borrow under the facility in fiscal 2009, we have in the past and may in the future borrow against our revolving credit line to fund short-term working capital needs. We do not currently utilize interest rate swaps to hedge our interest rate risk; therefore, short-term interest rates could have an impact on future interest expense.

Financial instruments with interest rate risk at May 31, 2009 were as follows:

	Maturity by Fiscal Year
	2010	2011	2012	2013	2014	Total	Fair Value as of May 31, 2009
	(In thousands)
Long-term debt:
Variable rate debt (1)	$—	$—	$—	$—	$—	$—	$—

(1)	There were no outstanding borrowings under our senior credit facility at May 31, 2009 nor were any amounts borrowed in fiscal 2009. At the Company’s option, amounts borrowed under the revolving credit facility will bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The Alternate Base Rate is the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.5% or LIBOR plus 1.00%. The additional margin ranges from 1.00% to 1.75% on Alternate Base Rate borrowings and from 2.00% to 2.75% on LIBOR-based borrowings. The Senior Leverage Ratio for the year ended May 31, 2009 placed the Company in the lowest interest rate tier, resulting in LIBOR and Alternate Base Rate margins of 2.00% and 1.00%, respectively.

Financial instruments with interest rate risk at May 31, 2008 were as follows:

	Maturity by Fiscal Year
	2009	2010	2011	2012	2013	Total	Fair Value as of May 31, 2008
	(In thousands)
Long-term debt:
Variable rate debt (1)	$—	$—	$—	$—	$—	$—	$—
Acquisition payable (2)	111	—	—	—	—	111	111

(1)	There were no outstanding borrowings under our senior credit facility at May 31, 2008. In fiscal 2008, the weighted average interest rate on our borrowings under our senior credit facility was 7.7%. At the Company’s option, amounts borrowed under the revolving credit facility bore interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The Alternate Base Rate was the greater of the prime rate or the fed funds effective rate plus 0.50%. The additional margin ranged from 0.00% to 0.25% on Alternate Base Rate borrowings and from 1.00% to 1.75% on LIBOR-based borrowings. The Senior Leverage Ratio for the year ended May 31, 2008 placed the Company in the lowest interest rate tier, resulting in LIBOR and Alternative Base Rate margins of 1.00% and 0.00%, respectively.
(2)	The payment included in the table represents the amount the Company was obligated to pay in the period indicated. The Acquisition payable was recorded at its present value of $0.1 million in the financial statements, and was paid to the seller after the final resolution of disputed sales and use tax obligations.

Foreign Currency Risk

Matrix Service has subsidiaries with operations in Canada with the Canadian dollar as their functional currency. Historically, movements in the foreign currency exchange rate have not significantly impacted results. However, growth in our Canadian operations and fluctuations in the Canadian dollar could impact the Company’s financial results in the future. Management has not entered into derivative instruments to hedge foreign currency risk, but periodically evaluates the materiality of our foreign currency exposure. A 10% change in the Canadian dollar against the U. S. dollar would not have had a material impact on the financial results of the Company for the fiscal year ended May 31, 2009.

Commodity Risk

Steel plate and steel pipe are the primary raw materials used by the Company. Supplies of these materials are available throughout the United States and worldwide. We anticipate that adequate amounts of these materials will be available in the foreseeable future, however, the price, quantity, and delivery schedules of these materials could change rapidly due to various factors, including producer capacity, the level of foreign imports, worldwide demand, the imposition or removal of tariffs on imported steel and other market conditions. We mitigate these risks by including standard language in our contracts, which passes the risk of increases in steel prices or unavailability of steel to our customers.

Item 8.	Financial Statements and Supplementary Data

Financial Statement Schedules

The financial statement schedule is filed as a part of this report under Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended May 31, 2009, 2008, and 2007 immediately following Quarterly Financial Data (Unaudited). All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on this assessment, the Company’s management has concluded that the Company’s internal control over financial reporting as of May 31, 2009 was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of May 31, 2009. Deloitte & Touche LLP’s report on the Company’s internal control over financial reporting is included herein.

/s/ Michael J. Bradley ------------------------------------------------------------------------	/s/ Thomas E. Long ----------------------------------------------------------------------
Michael J. Bradley	Thomas E. Long
President and Chief Executive Officer	Vice President and Chief Financial Officer

August 4, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Matrix Service Company:

We have audited the internal control over financial reporting of Matrix Service Company and subsidiaries (“the Company”) as of May 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended May 31, 2009 of the Company and our report dated August 4, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP ---------------------------------------------------------------

Tulsa, Oklahoma

August 4, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Matrix Service Company:

We have audited the accompanying consolidated balance sheets of Matrix Service Company and subsidiaries (the “Company”) as of May 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended May 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Matrix Service Company and subsidiaries as of May 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of May 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 4, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP ---------------------------------------------------------------

Tulsa, Oklahoma

August 4, 2009

Matrix Service Company

Consolidated Balance Sheets

(In thousands)

	As of May 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$34,553	$21,989
Accounts receivable, less allowances (2009—$710; 2008—$269)	122,283	105,858
Costs and estimated earnings in excess of billings on uncompleted contracts	35,619	49,940
Inventories	4,926	4,255
Income tax receivable	647	—
Deferred income taxes	4,843	4,399
Prepaid expenses	3,935	3,357
Other current assets	3,044	809

Total current assets	209,850	190,607
Property, plant and equipment, at cost:
Land and buildings	27,319	24,268
Construction equipment	53,925	47,370
Transportation equipment	17,971	16,927
Furniture and fixtures	14,527	11,781
Construction in progress	812	6,712

	114,554	107,058
Accumulated depreciation	(55,745)	(49,811)

	58,809	57,247
Goodwill	25,768	23,329
Other intangible assets	4,571	—
Other assets	4,453	3,410

Total assets	$303,451	$274,593

See accompanying notes.

Matrix Service Company

Consolidated Balance Sheets (continued)

(In thousands, except share data)

	As of May 31,
	2009	2008
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$48,668	$53,560
Billings on uncompleted contracts in excess of costs and estimated earnings	51,305	48,709
Accrued insurance	7,612	8,451
Accrued wages and benefits	16,566	14,976
Income tax payable	—	2,028
Current capital lease obligation	1,039	1,042
Other accrued expenses	2,200	1,015

Total current liabilities	127,390	129,781
Long-term capital lease obligation	850	1,000
Deferred income taxes	4,822	5,112
Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of May 31, 2009 and 2008	279	279
Additional paid-in capital	110,272	108,402
Retained earnings	75,393	44,809
Accumulated other comprehensive income	596	1,584

	186,540	155,074
Less treasury stock, at cost—1,696,517 and 1,825,600 shares as of May 31, 2009 and 2008	(16,151)	(16,374)

Total stockholders’ equity	170,389	138,700

Total liabilities and stockholders’ equity	$303,451	$274,593

See accompanying notes.

Matrix Service Company

Consolidated Statements of Income

(In thousands, except per share data)

	Fiscal Year Ended May 31,
	2009	2008	2007
Revenues	$689,720	$731,301	$639,846
Cost of revenues	595,397	656,184	573,960

Gross profit	94,323	75,117	65,886
Selling, general and administrative expenses	47,006	40,566	32,836

Operating income	47,317	34,551	33,050
Other income (expense):
Interest expense	(563)	(890)	(2,403)
Interest income	330	82	139
Other	675	(27)	328

Income before income taxes	47,759	33,716	31,114
Provision for federal, state and foreign income taxes	17,170	12,302	11,943

Net income	$30,589	$21,414	$19,171

Basic earnings per common share	$1.17	$0.81	$0.83

Diluted earnings per common share	$1.16	$0.80	$0.74

Weighted average common shares outstanding:
Basic	26,121	26,427	23,056
Diluted	26,390	26,875	26,752

See accompanying notes.

Matrix Service Company

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Translation Adjustments	Total
Balances, May 31, 2006	$226	$75,855	$4,316	$(4,812)	$814	$76,399
Net income	—	—	19,171	—	—	19,171
Other comprehensive income	—	—	—	—	153	153

Comprehensive income						19,324
Conversion of convertible notes (5,292,974 shares)	53	23,623	—	—	—	23,676
Exercise of stock options (433,920 shares)	—	1,324	(65)	1,312	—	2,571
Tax effect of exercised stock options	—	2,132	—	—	—	2,132
Stock-based compensation expense	—	1,474	—	—	—	1,474

Balances, May 31, 2007	279	104,408	23,422	(3,500)	967	125,576
Net income	—	—	21,414	—	—	21,414
Other comprehensive income	—	—	—	—	617	617

Comprehensive income						22,031
Exercise of stock options (165,450 shares)	—	574	(27)	494	—	1,041
Tax effect of exercised stock options	—	721	—	—	—	721
Stock-based compensation expense	—	2,874	—	—	—	2,874
Issuance of deferred shares (59,590 shares)	—	(175)	—	175	—	—
Other treasury share purchases (23,192 shares)	—	—	—	(700)	—	(700)
Open market purchase of treasury shares (729,982 shares)	—	—	—	(12,843)	—	(12,843)

Balances, May 31, 2008	279	108,402	44,809	(16,374)	1,584	138,700
Net income	—	—	30,589	—	—	30,589
Other comprehensive loss	—	—	—	—	(988)	(988)

Comprehensive income						29,601
Exercise of stock options (62,950 shares)	—	108	(5)	169	—	272
Tax effect of exercised stock options and vesting of deferred shares	—	(220)	—	—	—	(220)
Stock-based compensation expense	—	2,206	—	—	—	2,206
Issuance of deferred shares (83,370 shares)	—	(224)	—	224	—	—
Treasury share purchases (17,237 shares)	—	—	—	(170)	—	(170)

Balances, May 31, 2009	$279	$110,272	$75,393	$(16,151)	$596	$170,389

See accompanying notes.

Matrix Service Company

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended May 31,
	2009	2008	2007
Operating activities:
Net income	$30,589	$21,414	$19,171
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	10,760	8,373	6,500
(Gain) loss on sale of property, plant and equipment	250	(6)	(186)
Allowance for uncollectible accounts	441	1,161	189
Stock-based compensation expense	2,206	2,874	1,474
Accretion on acquisition payable	—	108	206
Amortization of debt issuance costs	123	152	372
Amortization of prepaid interest	—	—	1,069
Inventory lower of cost or market write-down	1,157	—	—
Deferred income tax	(88)	1,484	(1,442)
Tax benefit deficiency from vesting of deferred shares	(347)	—	—
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects from acquisitions (Note 2):
Receivables	9,838	(2,748)	(22,957)
Costs and estimated earnings in excess of billings on uncompleted contracts	16,928	(4,306)	(21,096)
Inventories	(1,828)	636	(1,369)
Prepaid expenses and other assets	(749)	(1,530)	(3,879)
Accounts payable	(25,063)	963	5,590
Billings on uncompleted contracts in excess of costs and estimated earnings	(3,411)	14,466	22,166
Accrued expenses	494	1,265	4,333
Income tax receivable/payable	(2,676)	1,290	1,217

Net cash provided by operating activities	38,624	45,596	11,358

Investing activities:
Acquisition of property, plant and equipment	(9,983)	(18,302)	(13,120)
Proceeds from asset sales	1,002	452	288
Acquisitions, net of cash acquired	(15,337)	—	—

Net cash used by investing activities	$(24,318)	$(17,850)	$(12,832)

See accompanying notes.

Matrix Service Company

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Fiscal Year Ended May 31,
	2009	2008	2007
Financing activities:
Exercise of stock options	$272	$1,041	$2,571
Advances under bank credit facility	—	183,810	126,740
Repayments of bank credit facility	—	(183,810)	(126,740)
Payment of debt amendment fees	(244)	—	(145)
Capital lease payments	(1,137)	(775)	(671)
Repayment of other notes	—	(2,709)	(1,880)
Tax benefit of exercised stock options and vesting of deferred shares	127	721	2,132
Open market purchase of treasury shares	—	(12,843)	—
Other treasury share purchases	(170)	(700)	—

Net cash provided (used) by financing activities	(1,152)	(15,265)	2,007

Effect of exchange rate changes on cash	(590)	361	29

Net increase in cash and cash equivalents	12,564	12,842	562

Cash and cash equivalents, beginning of year	21,989	9,147	8,585

Cash and cash equivalents, end of year	$34,553	$21,989	$9,147

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$20,134	$8,750	$10,034

Interest	$396	$529	$723

Non-cash investing and financing activities:
Equipment acquired through capital leases	$877	$1,220	$1,316

Purchases of property, plant and equipment on account	$49	$484	$142

Conversion of convertible notes	$—	$—	$25,000

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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

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

Cash Equivalents

The Company includes as cash equivalents all investments with original maturities of three months or less which are readily convertible into cash. The carrying value of cash equivalents approximates fair value. Approximately $0.3 million of cash as of May 31, 2009 and 2008 is classified as Other Assets as it is restricted for use under an alliance agreement with a customer.

Accounts Receivable

Accounts receivable are carried on a gross basis, less the allowance for uncollectible accounts. The Company’s customers consist primarily of major integrated oil companies, independent refiners and marketers, power companies, petrochemical companies, pipelines, contractors and engineering firms. The Company is exposed to the risk of individual customer defaults or depressed cycles in our customers’ industries. To mitigate this risk many of our contracts require payment as projects progress or advance payment in some circumstances. In addition, in most cases the Company can place liens against the property, plant or equipment constructed or terminate the contract if a material contract default occurs. Management estimates the allowance for uncollectible accounts based on existing economic conditions, the financial condition of its customers and the amount and age of past due accounts. Accounts are written off against the allowance for uncollectible accounts only after all collection attempts have been exhausted.

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

Legal costs are expensed as incurred.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Inventories

Inventories consist primarily of raw materials and are stated at the lower of cost or net realizable value. Cost is determined primarily using the average cost method. As a result of a decline in the market value of steel, which is a major component of the raw material cost, the Company recorded a charge of $1.2 million in fiscal 2009 as an increase to cost of revenues.

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets. Depreciable lives are as follows: buildings—40 years, construction equipment—3 to 15 years, transportation equipment—3 to 5 years, and furniture and fixtures—3 to 10 years.

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

Goodwill

Goodwill and intangible assets with indefinite useful lives are not amortized and are tested at least annually for impairment. Goodwill represents the excess of the purchase price of acquisitions over the acquisition date fair value of the identifiable net assets acquired. Goodwill is evaluated for impairment by first comparing management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. Reporting units for purposes of goodwill impairment calculations are our reportable segments.

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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Other Intangible Assets

Intangible assets that have finite useful lives are amortized by the straight-line method over their useful lives. Intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. Each reporting period, we evaluate the remaining useful lives of intangible assets not being amortized to determine whether facts and circumstances continue to support an indefinite useful life. Intangible assets are considered impaired if the fair value of the intangible asset is less than its net book value. If quoted market prices are not available, the fair values of the intangible assets are determined based on present values of expected future cash flows using discount rates commensurate with the risks involved.

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. As of May 31, 2009 and 2008, insurance reserves totaling $7.6 million and $8.5 million, respectively, are included in our consolidated balance sheet. These amounts represent our best estimate of our ultimate obligations for asserted claims, insurance premium obligations and claims incurred but not yet reported at the balance sheet dates. We establish reserves for claims using a combination of actuarially determined estimates and case-by-case evaluations of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. Additionally, the actual results of claim settlements could differ from the amounts estimated.

Income Taxes

Deferred income taxes are computed using the liability method whereby deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using presently enacted tax rates.

Recently Issued Accounting Standards

Accounting standards that have recently been issued that may impact our Consolidated Financial Statements include the following.

SFAS No. 141(R)—Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) applies to all business combinations and establishes guidance for recognizing and measuring identifiable assets acquired, liabilities assumed, noncontrolling interests in the acquiree and goodwill. Most of these items are recognized at their full fair value on the acquisition date, including acquisitions where the acquirer obtains control but less than 100 percent ownership in the acquiree. SFAS No. 141(R) also requires transaction costs to be recognized as expense as incurred and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations with an acquisition date in fiscal years beginning after December 15, 2008 and will be evaluated and implemented in conjunction with any future acquisitions.

SFAS No. 157—Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement established a framework for fair value measurements in the financial statements by providing a definition of fair value, guidance on the methods used to estimate fair value and expanded disclosures about fair

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. SFAS No. 157 became effective for fiscal years beginning after November 15, 2007 and was applied prospectively. The adoption of SFAS No. 157 in fiscal 2009 did not have a material effect on our financial statements.

SFAS No. 159—The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 in fiscal 2009 did not have a material effect on our financial statements.

SFAS No. 165—Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). The Statement’s objective is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Entities are required to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009.

Note 2. Acquisitions

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

Purchase of S.M. Electric Company, Inc.

On February 5, 2009 the Company acquired S.M. Electric Company, Inc. (“SME”). The purchase price consisted primarily of the repayment of SME’s bank indebtedness and the repayment of certain indebtedness to SME’s former owners. SME, located in Rahway, New Jersey, provides electrical and contracting services to industrial and utility customers in the Northeastern United States. SME has contracts and performs work in both the Repair and Maintenance and Construction Services segments. SME’s financial results are included in both operating segments from February 5, 2009.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The purchase prices were allocated to the major categories of assets and liabilities based upon their estimated fair values at their respective acquisition dates. The Company is still evaluating certain SME projects that were in progress at the acquisition date; therefore, the purchase price allocation will not be finalized until these projects progress to a point that allows us to complete our evaluations. The following table summarizes the preliminary purchase price allocation as of May 31, 2009.

Current assets	$33,214
Property, plant and equipment	2,281
Tax deductible goodwill	3,325
Other intangible assets	4,721
Other non-current assets	541

Total assets acquired	44,082
Current liabilities	28,612
Non-current liabilities	75

Net assets acquired	15,395
Cash acquired	58

Net purchase price	$15,337

The operating and proforma data related to the SME acquisition was not material. Both acquisitions were funded with cash on hand.

Acquisition Payable

In fiscal years 2009, 2008 and 2007 Matrix Service paid $0.1 million, $2.7 million and $1.9 million, respectively, to the former shareholders of a company acquired in fiscal 2003. As of May 31, 2009, Matrix Service has no additional obligations related to this acquisition.

Note 3. Customer Contracts

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

	As of May 31,
	2009	2008
	(In thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$1,071,904	$982,369
Billings on uncompleted contracts	1,087,590	981,138

	$(15,686)	$1,231

Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$35,619	$49,940
Billings on uncompleted contracts in excess of costs and estimated earnings	51,305	48,709

	$(15,686)	$1,231

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Accounts receivable at May 31, 2009 and 2008 included retentions to be collected within one year of $15.2 million and $16.3 million, respectively. Contract retentions collectible beyond one year are included in Other Assets on the Consolidated Balance Sheets and totaled $2.8 million at May 31, 2009 and $1.7 million at May 31, 2008.

Gulf Coast LNG Project

The Company completed the construction of three LNG tanks in the Gulf Coast in fiscal 2008. The project resulted in a cumulative net loss of $29.8 million of which $20.8 million in losses was included in fiscal 2008 earnings and $11.4 million of losses was included in fiscal 2007 results. All retentions on this project have been billed and collected.

Note 4. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by segment for the fiscal years ended May 31, 2009 and 2008 are as follows:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Balance at May 31, 2007	$4,205	$19,152	$23,357
Purchase price adjustment	(153)	(65)	(218)
Translation adjustment	—	190	190

Balance at May 31, 2008	4,052	19,277	23,329
Purchase price adjustment	(452)	(194)	(646)
Translation adjustment	—	(240)	(240)
Acquisition of business (Note 2)	1,995	1,330	3,325

Balance at May 31, 2009	$5,595	$20,173	$25,768

The translation adjustment relates to goodwill recorded as a part of a Canadian acquisition. A deferred tax asset valuation allowance relating to an acquisition was reversed that resulted in the goodwill adjustments in both fiscal 2009 and 2008.

Other Intangible Assets

Information on the carrying value of other intangible assets for the fiscal year ended May 31, 2009 is as follows:

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(years)	(In thousands)
Intellectual property	6 to 12	$2,460	$(70)	$2,390
Customer based	1 to 15	769	(74)	695
Other	3	42	(6)	36

Total amortizing intangibles		3,271	(150)	3,121
Trade name	Indefinite	1,450	—	1,450

Total Intangible Assets		$4,721	$(150)	$4,571

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Amortization expense totaled $0.2 million in fiscal 2009. Amortization expense is expected to be $0.4 million in fiscal 2010 and $0.2 million annually in fiscal 2011 to 2014.

Note 5. Debt

The Company has a five-year, $75.0 million senior revolving credit facility (“Credit Facility”) that expires on November 30, 2012. The Credit Facility is guaranteed by substantially all of the Company’s subsidiaries and is secured by a lien on substantially all of the Company’s assets.

Availability under the senior credit facility is as follows:

	May 31, 2009	May 31, 2008
	(In thousands)
Senior credit facility—revolver	$75,000	$75,000
Letters of credit	7,263	4,648

Availability under senior credit facility	$67,737	$70,352

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

•

The prior limitation on acquisitions of $7.5 million in any consecutive twelve month period and $20.0 million for the life of the Credit Facility was eliminated so long as the Company’s Senior Leverage Ratio on a pro forma basis as of the end of the fiscal quarter immediately preceding the acquisition is below 1.00 to 1.00 and availability under the Credit Facility is at or above 50% after consummation of the acquisition. If the Senior Leverage Ratio on a pro forma basis as of the end of the fiscal quarter immediately preceding the acquisition is over 1.00 to 1.00 but below 1.75 to 1.00, acquisitions will be limited to $25.0 million in a twelve month period, provided there is at least $25.0 million of availability under the Credit Facility after the consummation of the acquisition.

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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

•

The Alternate Base Rate is now the greater of the Prime Rate, Federal Funds Effective Rate plus 0.50% or LIBOR plus 1.00%. Previously, the Alternate Base Rate was the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%.

•	The Unused Revolving Credit Facility Fee increased from between 0.175% and 0.375% to between 0.35% and 0.50% based on the Senior Leverage Ratio.

Other significant financial covenants that were not changed by the Amendment include the following:

•	Senior Leverage Ratio not to exceed 2.50 to 1.00;

•	Asset Coverage Ratio to be greater than or equal to 1.45 to 1.00; and,

•	Fixed Charge Coverage Ratio to be greater than or equal to 1.25 to 1.00.

The Company is currently in compliance with all affirmative, negative, and financial covenants under the Credit Facility and is at the lowest margin tier for the LIBOR and Alternate Base Rate loans and the lowest tier for the Unused Revolving Credit Facility Fee. However, non-compliance with any of these ratios or a violation of other covenants could result in an event of default and reduce availability under the facility.

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

Note 6. Income Taxes

The components of the provision for income taxes are as follows:

	Fiscal Year Ended May 31,
	2009	2008	2007
	(In thousands)
Current:
Federal	$14,485	$9,213	$11,321
State	2,023	1,280	1,786
Foreign	750	325	278

	17,258	10,818	13,385
Deferred:
Federal	484	1,550	(1,007)
State	(555)	(58)	(434)
Foreign	(17)	(8)	(1)

	(88)	1,484	(1,442)

	$17,170	$12,302	$11,943

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The difference between the expected income tax provision applying the domestic federal statutory tax rate and the reported income tax provision is as follows:

	Fiscal Year Ended May 31,
	2009	2008	2007
	(In thousands)
Expected provision for Federal income taxes at the statutory rate	$16,716	$11,801	$10,890
State income taxes, net of Federal benefit	1,699	1,206	1,120
Charges without tax benefit	(230)	(26)	529
Change in valuation allowance	(957)	2	(764)
State investment credits	(48)	(538)	—
Other	(10)	(143)	168

Provision for income taxes	$17,170	$12,302	$11,943

The change in the valuation allowance reduced the income tax provision by $1.0 million in fiscal 2009 and $0.8 million in fiscal 2007. The valuation allowance did not impact the fiscal 2008 provision. The valuation allowance change also resulted in a reduction to goodwill of $0.6 million, $0.2 million and $0.2 million in fiscal 2009, 2008 and 2007, respectively.

Significant components of the Company’s deferred tax liabilities and assets as of May 31, 2009 and 2008 were as follows:

	As of May 31,
	2009	2008
	(In thousands)
Deferred tax liabilities:
Tax over book depreciation	$7,302	$5,072
Change in tax accounting methods	346	761
Other—net	540	480

Total deferred tax liabilities	8,188	6,313
Deferred tax assets:
Bad debt reserve	436	105
Foreign insurance dividend	132	132
Vacation accrual	375	354
Insurance reserve	2,439	2,750
Noncompete amortization	45	62
Net operating loss benefit and credit carryforwards	3,497	3,002
Valuation allowance	(774)	(2,377)
Accrued compensation and pension	397	550
Stock compensation expense on nonvested deferred shares	1,061	806
Accrued losses	379	166
Other—net	222	50

Total deferred tax assets	8,209	5,600

Net deferred tax asset (liability)	$21	$(713)

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

As reported in the consolidated balance sheets:

	As of May 31,
	2009	2008
	(In thousands)
Current deferred tax assets	$4,843	$4,399
Non-current deferred tax liabilities	(4,822)	(5,112)

Net deferred tax asset (liability)	$21	$(713)

The Company has state operating loss carryforwards, state investment tax credit carryforwards and federal foreign tax credit carryforwards of which a portion relates to an acquisition. The valuation allowance at May 31, 2009 and May 31, 2008 reduces the recognized tax benefit of these carryforwards to an amount that will more likely than not be realized. The carryforwards generally expire between 2017 and 2027.

Note 7. Contingencies

Insurance Reserves

The Company maintains insurance coverage for various aspects of our operations. However, exposure to potential losses is retained through the use of deductibles, coverage limits and self-insured retentions.

Typically our contracts require us to indemnify our customers for injury, damage or loss arising from the performance of our services and provide for warranties for materials and workmanship. The Company may also be required to name the customer as an additional insured under certain insurance policies up to the limits of insurance available, or we may have to purchase special insurance policies or surety bonds for specific customers or provide letters of credit issued under our credit facility in lieu of bonds to satisfy performance and financial guarantees on some projects. Matrix Service maintains a performance and payment bonding line sufficient to support the business. The Company generally requires its subcontractors to indemnify the Company and the Company’s customer and name the Company as an additional insured for activities arising out of the subcontractors’ presence at the customer’s location. We also require certain subcontractors to provide additional insurance policies, including surety bonds in favor of the Company, to secure the subcontractors’ work or as required by the subcontract.

There can be no assurance that our insurance and the additional insurance coverage provided by our subcontractors will fully protect us against a valid claim or loss under the contracts with our customers.

Material Legal Proceeding

On November 6, 2005, two employees of the Company’s subsidiary Matrix Service Industrial Contractors, Inc. (“MSICI”), were fatally injured in an accident that occurred at a refinery in Delaware City, Delaware. The estates of both employees have sued the refinery owner for an unspecified amount of damages, including punitive damages. On January 10, 2007 the refinery owner filed a complaint in the Superior Court of the State of Delaware, New Castle County, against the Company and MSICI seeking status as an additional insured under the Company’s insurance policy and for indemnification for any amounts which it may be required to pay to the estates of the deceased.

The estate of one of the deceased has settled its claim with the refinery owner, and the Company’s insurer paid a portion of the settlement on the refinery owner’s behalf as an additional insured. The refinery owner is pursuing its claim against the Company for the remainder of the settlement and for any liability which it may have to the other estate. A trial involving the claim of the other estate against the refinery owner is expected to

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

begin in the third or fourth calendar quarter of 2009. The Company believes that any amounts which it may be required to pay the refinery owner beyond what it has previously reserved will be covered by its insurance policy.

Unapproved Change Orders and Claims

As of May 31, 2009 and May 31, 2008, costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of $ 0.5 million and $0.8 million, respectively. There were no claims included in costs and estimated earnings in excess of billings on uncompleted contracts at May 31, 2009 or May 31, 2008. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers generally will not pay these amounts until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

Other

The Company and its subsidiaries are named as defendants in various other legal actions and are vigorously defending each of them. It is the opinion of management that none of the known legal actions will have a material adverse impact on the Company’s financial position, results of operations or liquidity.

Note 8. Leases

Operating Leases

The Company is the lessee under operating leases covering real estate, office equipment and vehicles under non-cancelable operating lease agreements that expire at various times. Future minimum lease payments under non-cancelable operating leases that were in effect at May 31, 2009 total $13.8 million and are payable as follows: fiscal 2010—$2.9 million; fiscal 2011—$2.8 million; fiscal 2012—$2.4 million; fiscal 2013—$2.2 million; fiscal 2014 $1.6 million and thereafter—$1.9 million. Operating lease expense was $2.7 million, $1.9 million and $1.2 million for the years ended May 31, 2009, 2008 and 2007, respectively.

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

The following table is a summary of future obligations under capital leases:

Minimum Lease Payments
(In thousands)
For the year ending May 31:
2010	$1,049
2011	717
2012	219
2013	1
2014 and thereafter	—

Total Payments	1,986
Amount representing interest	97

Total obligation	1,889
Current portion	1,039

Long-term capital lease obligation	$850

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Assets with a cost of $4.6 million and $3.9 million have been capitalized under capital lease arrangements at May 31, 2009 and 2008. The net book value of these assets was $2.1 million at both dates.

Note 9. Stockholders’ Equity

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized, none of which was issued or outstanding at May 31, 2009 or 2008.

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

Treasury Shares

On February 4, 2009 our Board of Directors authorized a stock buyback program (“February 2009 Program”) that allows the Company to purchase up to 3,000,000 shares of Common Stock provided that such purchases do not exceed $25.0 million in any calendar year commencing in calendar year 2009 and continuing through calendar year 2012. The February 2009 Program replaced the previous stock buyback program that had been in effect since October 2000. The Company did not purchase any common shares under either program in fiscal 2009.

In addition to the stock buyback program, Matrix Service may withhold shares of common stock to satisfy the tax withholding obligation upon vesting of an employee’s deferred shares. Any shares withheld are returned to treasury and are available for future issuance. The Company withheld 17,237 and 23,192 shares of common stock during fiscal 2009 and fiscal 2008 to satisfy these obligations.

Matrix Service will continue to repurchase shares in conjunction with the future issuance of deferred shares and may repurchase shares under the stock buyback program if sufficient liquidity exists and the Company believes that it is in the best interest of the shareholders. The Company has 1,696,517 treasury shares as of May 31, 2009 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Note 10. Stock-Based Compensation

Total stock-based compensation expense for the years ended May 31, 2009, 2008 and 2007 was $2.2 million, $2.9 million and $1.5 million, respectively. Measured but unrecognized stock-based compensation expense at May 31, 2009 was $4.6 million, of which $0.2 million related to stock options and $4.4 million related to nonvested deferred shares. These amounts are expected to be recognized as expense over a weighted average period of 2.1 years.

Plan Information

The Company’s 1990 Incentive Stock Option Plan (the “1990 Plan”), 1991 Incentive Stock Option Plan (the “1991 Plan”), and 2004 Stock Incentive Plan (the “2004 Plan”) provide incentives for officers and other key employees of the Company and the 1995 Nonemployee Directors’ Stock Option Plan (the “1995 Plan”) provided incentives for nonemployee directors. Stockholders have authorized an aggregate of 1,800,000 options, 2,640,000 options, and 500,000 options to be granted under the 1990, 1991 and 1995 Plans, respectively. Grants of awards totaling 1,200,000 shares have been authorized by stockholders under the 2004 Plan. The awards under the 2004 Plan may include options, restricted stock units, stock appreciation rights and performance shares.

The Company terminated the 1995 Plan in fiscal 2007. The termination of the 1995 Plan did not affect options outstanding at the time of termination. At May 31, 2009, there were approximately 219,000 shares available for grant under the 2004 Plan. There were no shares available for grant under either the 1990 or 1991 Plans.

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

Stock option activity and related information for the year ended May 31, 2009 is as follows:

	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Aggregate Intrinsic Value
		(Years)		(In thousands)
Outstanding at May 31, 2008	457,830		$7.39
Granted	—		—
Exercised	(62,950)		$4.32	$538

Cancelled	(37,800)		$10.17

Outstanding at May 31, 2009	357,080	5.0	$7.64	$1,314

Vested or expected to vest at May 31, 2009	347,535	5.0	$7.64	$1,278

Exercisable at May 31, 2009	276,680	4.7	$7.78	$979

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

There were no options granted in fiscal 2009, 2008 or 2007. For grants prior to fiscal 2007 the Company used the Black-Scholes option pricing model to estimate grant date fair value for each stock option granted. Expected volatility was based on the historic volatility of the Company’s stock. The risk-free rate was based on the applicable United States Treasury Note rate. The expected life of the option was based on historical and expected future exercise behavior.

The total intrinsic value of stock options exercised during fiscal 2009, 2008, and 2007 was $0.5 million, $2.5 million and $6.2 million, respectively.

The following table summarizes information about stock options at May 31, 2009:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Options Exercisable	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
			(Years)			(Years)
$2.13 – $ 2.41	25,000	$2.24	1.3	25,000	$2.24	1.3
3.03 – 3.70	34,400	3.41	3.0	34,400	3.41	3.0
4.60 – 5.49	106,700	4.85	5.6	65,300	4.79	5.6
8.93 – 12.20	190,980	10.67	5.5	151,980	10.96	5.2

$2.13 – $12.20	357,080	$7.64	5.0	276,680	$7.78	4.7

Nonvested Deferred Shares

The Company issued nonvested deferred shares in fiscal 2009, 2008 and 2007. A portion of the shares awarded to employees vest after three years only if certain performance conditions are satisfied and the remaining shares generally vest in five equal annual installments beginning one year after the grant. All shares awarded to non-employee directors vest after three years only if certain performance conditions are satisfied. Based on the actual performance as measured against the performance criteria, the performance-based portion of the award can range from zero to one hundred percent of the original award grant for the fiscal 2009, 2008 and 2007 grants. The Company’s policy is to issue shares upon vesting from its treasury shares, if available. The fiscal 2009 and 2008 grants also provide for an additional award of up to 50% of the original performance-based award in the form of phantom shares. The phantom share awards do not vest unless certain stretch financial targets are achieved and are settled in cash.

Deferred shares are valued at the market value of the Company’s common stock at the grant date. Deferred share expense, net of estimated forfeitures, is generally recognized over the vesting period on a straight-line basis. The expense for the phantom and performance based shares is recognized over the service period based on management’s assessment of the likelihood of achieving the stretch performance targets. Since the phantom share award is paid in cash, the estimated liability is marked to market based on changes in the value of Matrix Service Company Common Stock if a payout is considered probable.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The following table reflects nonvested deferred share activity and related information for the year ended May 31, 2009:

Deferred Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at May 31, 2008	502,830	$21.41
Shares granted	374,015	$11.97
Shares vested and released	(83,370)	$20.80
Shares cancelled	(47,925)	$18.15

Nonvested shares at May 31, 2009	745,550	$16.98

In fiscal 2009, due to the current level of earnings and a reduced earnings forecast, the Company made the determination that the likelihood of achieving the minimum financial threshold required for the vesting of approximately 368,000 performance based shares issued in fiscal 2009 and 2008 was low. Therefore, pretax expense of $1.6 million previously recognized was reversed and the Company will not recognize future expense on these grants unless the financial outlook unexpectedly improves. Of the expense reversed, $0.7 million was originally recorded in fiscal 2008. Additionally, the Company does not expect to achieve threshold financial performance for the phantom stock awarded in fiscal 2009 and 2008; therefore, no expense has been recognized.

There were 319,370 and 263,130 deferred shares granted in fiscal 2008 and 2007 with average grant date fair values of $25.77 and $14.79, respectively. There were 83,370 and 59,590 deferred shares that vested and were released in fiscal 2009 and 2008 with weighted average fair values of $11.25 and $28.01, respectively. There were no deferred shares that vested and were released in fiscal 2007.

Note 11. Earnings per Common Share

Basic earnings per share (EPS) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee and director stock options, nonvested deferred shares, and convertible securities. Stock options are considered dilutive whenever the exercise price is less than the average market price of the stock during the period and antidilutive whenever the exercise price exceeds the average market price of the common stock during the period. Nonvested deferred shares are considered dilutive (antidilutive) whenever the average market value of the shares during the period exceeds (is less than) the sum or the related average unamortized compensation expense during the period plus the related hypothetical excess tax benefit estimated to result from the shares upon vesting. Convertible debt is considered dilutive when its interest (net of tax) per common share obtainable on conversion is less than basic earnings per share and antidilutive whenever its interest (net of tax) per common share obtainable on conversion exceeds basic earnings per share. Stock options, nonvested deferred shares, and convertible debt are considered antidilutive in the event of a net loss.

Dilutive convertible securities are calculated using the “if converted” method, in which all unconverted securities are assumed to be converted as of the beginning of the period. The “if converted” method also requires that any interest charges, net of tax, applicable to the securities be added back to net income for purposes of computing diluted earnings per share.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The computation of basic and diluted EPS is as follows:

	Fiscal Year Ended May 31,
	2009	2008	2007
	(In thousands, except per share data)
Basic EPS:
Net income	$30,589	$21,414	$19,171

Weighted average shares outstanding	26,121	26,427	23,056

Basic EPS	$1.17	$0.81	$0.83

Diluted EPS:
Net income	$30,589	$21,414	$19,171
Convertible notes interest expense (net of tax)	—	—	731

Adjusted net income	$30,589	$21,414	$19,902

Weighted average shares outstanding—basic	26,121	26,427	23,056
Dilutive stock options	148	352	430
Dilutive nonvested deferred shares	121	96	24
Dilutive convertible note shares	—	—	3,242

Dilutive weighted average shares	26,390	26,875	26,752

Diluted EPS	$1.16	$0.80	$0.74

The following securities are considered antidilutive and have been excluded from the calculation of diluted earnings per share:

	Fiscal Year Ended May 31,
	2009	2008	2007
	(In thousands)
Stock options	21	—	—
Nonvested deferred shares	132	133	—

Total antidilutive securities	153	133	—

Note 12. Employee Benefit Plans

The Company sponsors defined contribution savings plans for all eligible employees meeting length of service requirements. Under the primary plan, participants may contribute an amount up to 25% of pretax annual compensation subject to certain limitations. The Company matches 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. The Company matching contributions vest immediately.

The Company recognized cost relating to the primary plan of $3.2 million, $2.8 million and $1.5 million for the fiscal years ended May 31, 2009, 2008 and 2007, respectively.

Effective October 1, 2008 the Company established a defined contribution savings plan for all eligible Canadian employees. Company contributions to the plan were less than $0.1 million in fiscal 2009.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Note 13. Segment Information

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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Annual Results of Operations

(In thousands)

	Construction Services	Repair & Maintenance Services	Other	Total
Fiscal Year 2009
Gross revenues	$422,223	$295,579	$—	$717,802
Less: inter-segment revenues	26,983	1,099	—	28,082

Consolidated revenues	395,240	294,480	—	689,720
Gross profit	50,959	43,364	—	94,323
Operating income	22,111	25,206	—	47,317
Income before income tax expense	21,973	25,786	—	47,759
Net income	14,207	16,382	—	30,589
Segment assets	154,817	112,929	35,705	303,451
Capital expenditures	2,586	2,316	5,081	9,983
Depreciation and amortization expense	6,271	4,489	—	10,760

Fiscal Year 2008
Gross revenues	$472,696	$278,818	$—	$751,514
Less: inter-segment revenues	16,809	3,404	—	20,213

Consolidated revenues	455,887	275,414	—	731,301
Gross profit	33,081	42,036	—	75,117
Operating income (loss)	8,579	25,997	(25)	34,551
Income (loss) before income tax expense	7,950	25,791	(25)	33,716
Net income (loss)	5,483	15,946	(15)	21,414
Segment assets	150,174	93,052	31,367	274,593
Capital expenditures	9,272	4,363	4,667	18,302
Depreciation and amortization expense	4,966	3,407	—	8,373

Fiscal Year 2007
Gross revenues	$376,849	$277,556	$—	$654,405
Less: inter-segment revenues	10,689	3,870	—	14,559

Consolidated revenues	366,160	273,686	—	639,846
Gross profit	29,494	36,392	—	65,886
Operating income (loss)	11,567	21,556	(73)	33,050
Income (loss) before income tax expense	10,394	20,793	(73)	31,114
Net income (loss)	6,498	12,718	(45)	19,171
Segment assets	136,780	98,737	7,392	242,909
Capital expenditures	6,850	4,319	1,951	13,120
Depreciation and amortization expense	3,586	2,914	—	6,500

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Geographical information is as follows:

	Revenues
	Fiscal Year 2009	Fiscal Year 2008	Fiscal Year 2007
	(In thousands)
Domestic	$668,620	$718,276	$624,002
International	21,100	13,025	15,844

	$689,720	$731,301	$639,846

	Long-Lived Assets
	May 31, 2009	May 31, 2008	May 31, 2007
	(In thousands)
Domestic	$87,243	$77,897	$66,473
International	4,023	4,352	3,379

	$91,266	$82,249	$69,852

Segment revenue from external customers by market is as follows:

	Construction Services	Repair & Maintenance Services	Total
	(In thousands)
Fiscal Year 2009
Aboveground Storage Tanks	$177,821	$166,348	$344,169
Downstream Petroleum	144,179	106,149	250,328
Electrical and Instrumentation	45,874	21,983	67,857
Specialty	27,366	—	27,366

Total	$395,240	$294,480	$689,720

Fiscal Year 2008
Aboveground Storage Tanks	$201,446	$167,970	$369,416
Downstream Petroleum	156,371	89,001	245,372
Electrical and Instrumentation	19,975	18,443	38,418
Specialty	78,095	—	78,095

Total	$455,887	$275,414	$731,301

Fiscal Year 2007
Aboveground Storage Tanks	$159,274	$125,236	$284,510
Downstream Petroleum	120,828	120,557	241,385
Electrical and Instrumentation	32,439	27,893	60,332
Specialty	53,619	—	53,619

Total	$366,160	$273,686	$639,846

Information about Significant Customers

In fiscal 2009, one customer accounted for 11% of our consolidated revenue and 14% of our Construction Services revenue. Another customer accounted for 10% of our consolidated revenue and 12% of our Repair and Maintenance Services revenue and an additional customer accounted for 20% of our Repair and Maintenance Services revenue.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

In fiscal 2008, one customer accounted for 16% of our consolidated revenue and 21% of our Construction Services revenue. Another customer accounted for 13% of our Construction Services revenue. An additional customer accounted for 18% of our Repair and Maintenance Services revenue.

In fiscal 2007, one customer accounted for 14% of our consolidated revenue and 23% of our Construction Services revenue. Two additional customers accounted for 12% and 13% of our Construction Services revenue. Three other customers represented 20%, 13% and 11% of our Repair and Maintenance Services revenue, respectively.

Matrix Service Company

Quarterly Financial Data (Unaudited)

Fiscal Years Ended May 31, 2009 and 2008

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Fiscal Year 2009
Revenues	$186,650	$176,937	$146,262	$179,871
Gross profit	26,671	26,369	17,961	23,322
Net income	9,504	10,128	4,212	6,745
Earnings per common share:
Basic	0.36	0.39	0.16	0.26
Diluted	0.36	0.38	0.16	0.26

Fiscal Year 2008
Revenues	$161,327	$194,734	$181,120	$194,120
Gross profit	18,904	11,246	21,001	23,966
Net income	6,336	210	6,002	8,866
Earnings per common share:
Basic	0.24	0.01	0.23	0.34
Diluted	0.23	0.01	0.22	0.34

The Company recorded pretax charges of $1.5 million, $16.0 million, $2.5 million and $0.8 million in the first through fourth quarters of fiscal 2008 related to a Gulf Coast LNG construction project. There were no losses recorded in fiscal 2009 relating to this project.

The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to changes in the average number of common shares outstanding and rounding.

Matrix Service Company

Schedule II—Valuation and Qualifying Accounts

May 31, 2009, 2008 and 2007

(In thousands)

COL. A	COL. B	COL. C ADDITIONS			COL. D		COL. E
	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts—Describe	Deductions—Describe		Balance at End of Period
Fiscal Year 2009
Deducted from asset accounts:
Allowance for doubtful accounts	$269	$441		$—	$—		$710
Valuation reserve for deferred tax assets	2,377	—		—	(1,603	)(E)	774

Total	$2,646	$441		$—	$(1,603)		$1,484

Fiscal Year 2008
Deducted from asset accounts:
Allowance for doubtful accounts	$260	$1,161		$—	$(1,152	)(A)	$269
Valuation reserve for deferred tax assets	2,149	467	(B)	—	(239	)(C)	2,377

Total	$2,409	$1,628		$—	$(1,391)		$2,646

Fiscal Year 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$190	$189		$—	$(119	)(A)	$260
Contract disputes reserve	5,390	—		—	(5,390	)(A)	—
Valuation reserve for deferred tax assets	3,431	—		—	(1,282	)(D)	2,149

Total	$9,011	$189		$—	$(6,791)		$2,409

(A)	Receivables written off against allowance for doubtful accounts and contract dispute reserve. The write off in fiscal 2008 relates to a receivable previously classified as a contract dispute receivable.
(B)	An excess foreign tax credit was generated in fiscal 2008 for which the current and future utilization is doubtful. Therefore, a valuation allowance for the full amount of the credit was recorded.
(C)	Operating loss carryforwards previously reserved were utilized resulting in an adjustment to goodwill and a reduction to the valuation reserve of $218. The remaining reduction was due to certain miscellaneous adjustments.
(D)	Operating loss carryforwards previously reserved were utilized or deemed utilizable resulting in a reduction in the valuation reserve of $921. The recognition of the operating loss carryforward resulted in a $157 charge to goodwill and $764 reduction of the fiscal 2007 tax provision. The remaining reduction was due to miscellaneous adjustments.
(E)	Operating loss carryforwards previously reserved were utilized or deemed utilizable resulting in a reduction in the valuation reserve of $1,603. The recognition of the operating loss carryforward resulted in a $646 charge to goodwill and a reduction of the fiscal 2009 tax provision of $957.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2009. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at May 31, 2009.

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

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to the Company’s directors and corporate governance is incorporated herein by reference to the sections entitled “Proposal Number 1: Election of Directors” and “Corporate Governance and Board Matters” in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (“Proxy Statement”). The information required by this item with respect to the Company’s executive officers is incorporated herein by reference to the section entitled “Executive Officer Information” in the Proxy Statement. The information required by this item with respect to the Section 16 ownership reports is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

The information required by this item is incorporated herein by reference to the section entitled “Proposal Number 1: Election of Directors” and “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the sections entitled “Fees of Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policy” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements of the Company

The following financial statements and supplementary data are filed as a part of this report under “Item 8—Financial Statements and Supplementary Data” in this Annual Report on Form 10-K:

(2)	Financial Statement Schedules

The financial statement schedule is filed as a part of this report under Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended May 31, 2009, 2008, and 2007 immediately following Quarterly Financial Data (Unaudited). All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

(3)	The following documents are included as exhibits to this Annual Report on Form 10-K:

3.1	Amended and Restated Certificate of Incorporation (Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 333-156814) filed January 21, 2009 is hereby incorporated by reference.

3.2	Certification of Designations, Preferences and Rights of Series B Junior Preferred Stock dated November 12, 1999 (Exhibit 3.2 to the Company’s Registration Statement on Form S-3
(File No. 333-117077) filed July 1, 2004 is hereby incorporated by reference).

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock pursuant to Section 151 of the General Corporation Law of the State of Delaware dated May 1, 2005 (Exhibit 3.5 to the Company’s Annual Report on Form 10-K (File No. 1-15461), filed August 17, 2005, is hereby incorporated by reference).

3.4	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock pursuant to Section 151 of the General Corporation Law of the State of Delaware dated October 23, 2006 (Exhibit 3.7 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 14, 2007, is herby incorporated by reference).

3.5	Amended and Restated Bylaws (Exhibit 3 to the Company’s Current Report on Form 8-K (File No. 1-15461) filed April 7, 2009, is hereby incorporated by reference).

4	Specimen Common Stock Certificate (Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-36081), filed July 26, 1990, is hereby incorporated by reference).

+10.1	Matrix Service 1990 Incentive Stock Option Plan (Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-56945), as amended, filed June 12, 1990, is hereby incorporated by reference).

+10.2	Matrix Service 1991 Incentive Stock Option Plan (Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 33-36081), filed July 26, 1990, is hereby incorporated by reference).

+10.3	Matrix Service 1995 Nonemployee Directors’ Stock Option Plan (Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-2771), filed April 24,1996, is hereby incorporated by reference).

+10.4	Matrix Service 2004 Stock Incentive Plan (Exhibit A to the Company’s Proxy Statement filed on September 15, 2006 (File No. 1-15461), is hereby incorporated by reference).

+10.5	Amendment 1 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10 to Amended Schedule 14A filed on October 4, 2006 (File No. 1-15461) is hereby incorporated by reference).

+10.6	Amendment 2 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 5, 2008, (“the Fiscal 2008 10-K”) is hereby incorporated by reference).

+10.7	Form of Restricted Stock Unit Award Agreement for non-employee directors (2004 Stock Incentive Plan) (Exhibit 10.7 to the Fiscal 2008 10-K is hereby incorporated by reference).

+10.8	Form of Restricted Stock Unit Award Agreement for employees (2004 Stock Incentive Plan) (Exhibit 10.8 to the Fiscal 2008 10-K is hereby incorporated by reference).

+10.9	Form of Severance Agreement (Exhibit 10.6 to the Company’s current report on Form 8-K (File No. 1-15461), filed on October 27, 2006 is hereby incorporated by reference).

+10.10	Form of Amendment to Severance Agreement (Senior Executives), (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461), filed January 8, 2009 is hereby incorporated by reference).

+10.11	Form of Management Retention Agreement (Exhibit 10.7 to the Company’s current report on Form 8-K (File No. 1-15461), filed October 27, 2006 is hereby incorporated by reference).

+10.12	Form of Amendment to Severance Agreement (Key Employees), (Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461), filed January 8, 2009 is hereby incorporated by reference).

+10.13	Form of Stock Option Award Agreement (2004 Stock Incentive Plan) (Exhibit 10.5 to the Company’s annual report on Form 10-K (File No, 1-15461) filed August 4, 2006 is hereby incorporated by reference).

+10.14	Form of Stock Option Award Agreement (1995 Directors Plan) (Exhibit 10.6 to the Company’s annual report on Form 10-K (File No, 1-15461) filed August 4, 2006 is hereby incorporated by reference).

+10.15	Amendment No. 1 to the Matrix Service 1995 Nonemployee Directors’ Stock Option Plan (Exhibit B to the Company’s 2005 Proxy Statement filed on September 16, 2005, is hereby incorporated by reference).

+10.16	Amended and Restated Deferred Compensation Plan for Members of the Board of Directors
(Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461), filed January 8, 2009 is hereby incorporated by reference).

10.17	Rights Agreement (including a form of Certificate of Designation of Series B Junior Participating Preferred Stock as Exhibit A thereto, a form of Rights Certificate as Exhibit B thereto and a summary of Rights to Purchase Preferred Stock as Exhibit C thereto) dated November 2, 1999, (Exhibit 1 to the Company’s current report on Form 8-K (File No. 1-15461), filed November 9, 1999, is hereby incorporated by reference).

10.18	Amendment No. 1 to Rights Agreement effective April 21, 2005 (Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed April 25, 2005, is hereby incorporated by reference).

10.19	Amendment No. 2 to Rights Agreement effective as of October 3, 2005 (Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed on October 4, 2005, is hereby incorporated by reference).

10.20	Equity Interests Purchase Agreement dated as of March 7, 2003 by and among Hake Acquisition Corp., Matrix Service Company, and the Holders of the Equity Interests of The Hake Group of Companies (Exhibit 99.1 to the Company’s current report on Form 8-K (File No. 1-15461), filed March 24, 2003, is hereby incorporated by reference).

10.21	Second Amended and Restated Credit Agreement dated as of November 30, 2006, among the Company, as Borrower, the Lenders party thereto, J.P. Morgan Chase Bank, N.A., as Administrative Agent and J.P. Morgan Securities Inc. as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 10 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed on December 6, 2006, is hereby incorporated by reference).

10.22	First Amendment to Second Amended and Restated Credit Agreement dated as of July 6, 2007 (Exhibit 10 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed July 11, 2007 is hereby incorporated by reference).

10.23	Second Amendment to Second Amended and Restated Credit Agreement (Exhibit 10 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed February 13, 2009, is hereby incorporated by reference).

10.24	Securities Purchase Agreement dated October 3, 2005 (Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed October 4, 2005, is hereby incorporated by reference).

10.25	Registration Rights Agreement dated October 3, 2005 (Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed October 4, 2005, is hereby incorporated by reference).

10.26	Lump Sum Turnkey Agreement dated May 6, 2005 among the Company, Diamond LNG LLC and Bechtel Corporation (Exhibit 10.34 to the Company’s Annual Report on Form 10-K
(File No. 1-15461) filed August 17, 2005 is hereby incorporated by reference).

*21	Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CEO.

*31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CFO.

*32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CEO.

*32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CFO.

*	Filed herewith.
+	Management Contract or Compensatory Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Matrix Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrix Service Company

Date: August 4, 2009	By:	/s/ Michael J. Bradley ________________________________________
Michael J. Bradley, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Mike Bradley ________________________________________ Mike Bradley	President, Chief Executive Officer and Director (Principal Executive Officer)	August 4, 2009

/s/ Thomas E. Long ________________________________________ Thomas E. Long	Vice President and Chief Financial Officer (Principal Financial Officer)	August 4, 2009

/s/ Kevin S. Cavanah ________________________________________ Kevin S. Cavanah	Vice President—Accounting and Financial Reporting (Principal Accounting Officer)	August 4, 2009

/s/ Michael J. Hall ________________________________________ Michael J. Hall	Chairman of the Board of Directors	August 4, 2009

/s/ I. Edgar Hendrix ________________________________________ I. Edgar Hendrix	Director	August 4, 2009

/s/ Paul K. Lackey ________________________________________ Paul K. Lackey	Director	August 4, 2009

/s/ Tom E. Maxwell ________________________________________ Tom E. Maxwell	Director	August 4, 2009

/s/ David E. Tippeconnic ________________________________________ David E. Tippeconnic	Director	August 4, 2009

Index to Exhibits

3.1	Amended and Restated Certificate of Incorporation (Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 333-156814) filed January 21, 2009 is hereby incorporated by reference.

3.2	Certification of Designations, Preferences and Rights of Series B Junior Preferred Stock dated November 12, 1999 (Exhibit 3.2 to the Company’s Registration Statement on Form S-3
(File No. 333-117077) filed July 1, 2004 is hereby incorporated by reference).

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock pursuant to Section 151 of the General Corporation Law of the State of Delaware dated May 1, 2005 (Exhibit 3.5 to the Company’s Annual Report on Form 10-K (File No. 1-15461), filed August 17, 2005, is hereby incorporated by reference).

3.4	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock pursuant to Section 151 of the General Corporation Law of the State of Delaware dated October 23, 2006 (Exhibit 3.7 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 14, 2007, is herby incorporated by reference).

3.5	Amended and Restated Bylaws (Exhibit 3 to the Company’s Current Report on Form 8-K (File No. 1-15461) filed April 7, 2009, is hereby incorporated by reference).

4	Specimen Common Stock Certificate (Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-36081), filed July 26, 1990, is hereby incorporated by reference).

+10.1	Matrix Service 1990 Incentive Stock Option Plan (Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-56945), as amended, filed June 12, 1990, is hereby incorporated by reference).

+10.2	Matrix Service 1991 Incentive Stock Option Plan (Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 33-36081), filed July 26, 1990, is hereby incorporated by reference).

+10.3	Matrix Service 1995 Nonemployee Directors’ Stock Option Plan (Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-2771), filed April 24,1996, is hereby incorporated by reference).

+10.4	Matrix Service 2004 Stock Incentive Plan (Exhibit A to the Company’s Proxy Statement filed on September 15, 2006 (File No. 1-15461), is hereby incorporated by reference).

+10.5	Amendment 1 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10 to Amended Schedule 14A filed on October 4, 2006 (File No. 1-15461) is hereby incorporated by reference).

+10.6	Amendment 2 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 5, 2008, (“the Fiscal 2008 10-K”) is hereby incorporated by reference).

+10.7	Form of Restricted Stock Unit Award Agreement for non-employee directors (2004 Stock Incentive Plan) (Exhibit 10.7 to the Fiscal 2008 10-K is hereby incorporated by reference).

+10.8	Form of Restricted Stock Unit Award Agreement for employees (2004 Stock Incentive Plan) (Exhibit 10.8 to the Fiscal 2008 10-K is hereby incorporated by reference).

+10.9	Form of Severance Agreement (Exhibit 10.6 to the Company’s current report on Form 8-K (File No. 1-15461), filed on October 27, 2006 is hereby incorporated by reference).

+10.10	Form of Amendment to Severance Agreement (Senior Executives), (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461), filed January 8, 2009 is hereby incorporated by reference).

+10.11	Form of Management Retention Agreement (Exhibit 10.7 to the Company’s current report on Form 8-K (File No. 1-15461), filed October 27, 2006 is hereby incorporated by reference).

+10.12	Form of Amendment to Severance Agreement (Key Employees), (Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461), filed January 8, 2009 is hereby incorporated by reference).

+10.13	Form of Stock Option Award Agreement (2004 Stock Incentive Plan) (Exhibit 10.5 to the Company’s annual report on Form 10-K (File No, 1-15461) filed August 4, 2006 is hereby incorporated by reference).

+10.14	Form of Stock Option Award Agreement (1995 Directors Plan) (Exhibit 10.6 to the Company’s annual report on Form 10-K (File No, 1-15461) filed August 4, 2006 is hereby incorporated by reference).

+10.15	Amendment No. 1 to the Matrix Service 1995 Nonemployee Directors’ Stock Option Plan (Exhibit B to the Company’s 2005 Proxy Statement filed on September 16, 2005, is hereby incorporated by reference).

+10.16	Amended and Restated Deferred Compensation Plan for Members of the Board of Directors (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461), filed January 8, 2009 is hereby incorporated by reference).

10.17	Rights Agreement (including a form of Certificate of Designation of Series B Junior Participating Preferred Stock as Exhibit A thereto, a form of Rights Certificate as Exhibit B thereto and a summary of Rights to Purchase Preferred Stock as Exhibit C thereto) dated November 2, 1999, (Exhibit 1 to the Company’s current report on Form 8-K (File No. 1-15461), filed November 9, 1999, is hereby incorporated by reference).

10.18	Amendment No. 1 to Rights Agreement effective April 21, 2005 (Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed April 25, 2005, is hereby incorporated by reference).

10.19	Amendment No. 2 to Rights Agreement effective as of October 3, 2005 (Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed on October 4, 2005, is hereby incorporated by reference).

10.20	Equity Interests Purchase Agreement dated as of March 7, 2003 by and among Hake Acquisition Corp., Matrix Service Company, and the Holders of the Equity Interests of The Hake Group of Companies (Exhibit 99.1 to the Company’s current report on Form 8-K (File No. 1-15461), filed March 24, 2003, is hereby incorporated by reference).

10.21	Second Amended and Restated Credit Agreement dated as of November 30, 2006, among the Company, as Borrower, the Lenders party thereto, J.P. Morgan Chase Bank, N.A., as Administrative Agent and J.P. Morgan Securities Inc. as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 10 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed on December 6, 2006, is hereby incorporated by reference).

10.22	First Amendment to Second Amended and Restated Credit Agreement dated as of July 6, 2007 (Exhibit 10 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed July 11, 2007 is hereby incorporated by reference).

10.23	Second Amendment to Second Amended and Restated Credit Agreement (Exhibit 10 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed February 13, 2009, is hereby incorporated by reference).

10.24	Securities Purchase Agreement dated October 3, 2005 (Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed October 4, 2005, is hereby incorporated by reference).

10.25	Registration Rights Agreement dated October 3, 2005 (Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed October 4, 2005, is hereby incorporated by reference).

10.26	Lump Sum Turnkey Agreement dated May 6, 2005 among the Company, Diamond LNG LLC and Bechtel Corporation (Exhibit 10.34 to the Company’s Annual Report on Form 10-K
(File No. 1-15461) filed August 17, 2005 is hereby incorporated by reference).

*21	Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CEO.

*31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CFO.

*32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CEO.

*32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CFO.

*	Filed herewith.
+	Management Contract or Compensatory Plan.