Form 10-Q
period 2009-09-30
MATRIX SERVICE CO
filed 2009-11-03
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

As of November 2, 2009 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,198,615 shares outstanding.

		PAGE
PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)
	Consolidated Statements of Income for the Three Months Ended September 30, 2009 and August 31, 2008 and the One Month Ended June 30, 2009	1
	Consolidated Balance Sheets as of September 30, 2009 and May 31, 2009	2
	Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2009 and August 31, 2008 and the One Month Ended June 30, 2009	4
	Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended September 30, 2009 and August 31, 2008 and the One Month Ended June 30, 2009	6
	Notes to Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	27
ITEM 4.	Controls and Procedures	28

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings	29
ITEM 1A.	Risk Factors	29
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
ITEM 3.	Defaults Upon Senior Securities	30
ITEM 4.	Submission of Matters to a Vote of Security Holders	30
ITEM 5.	Other Information	30
ITEM 6.	Exhibits	30

Signature		30

PART I.

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Matrix Service Company

Consolidated Statements of Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended		One Month Ended
	September 30, 2009	August 31, 2008	June 30, 2009
Revenues	$137,650	$186,650	$45,825
Cost of revenues	120,232	159,979	40,676

Gross profit	17,418	26,671	5,149
Selling, general and administrative expenses	10,087	12,062	3,570

Operating income	7,331	14,609	1,579

Other income (expense):
Interest expense	(174)	(114)	(91)
Interest income	43	109	17
Other	83	736	98

Income before income taxes	7,283	15,340	1,603
Provision for federal, state and foreign income taxes	2,774	5,836	609

Net income	$4,509	$9,504	$994

Basic earnings per common share	$0.17	$0.36	$0.04

Diluted earnings per common share	$0.17	$0.36	$0.04

Weighted average common shares outstanding:
Basic	26,195	26,073	26,192
Diluted	26,437	26,473	26,434

See accompanying notes.

Matrix Service Company

Consolidated Balance Sheets

(In thousands)

(unaudited)

	September 30, 2009	May 31, 2009
Assets
Current assets:
Cash and cash equivalents	$56,471	$34,553
Accounts receivable, less allowances (September 30, 2009—$774, and May 31, 2009—$710)	87,649	122,283
Costs and estimated earnings in excess of billings on uncompleted contracts	32,715	35,619
Inventories	4,708	4,926
Income taxes receivable	—	647
Deferred income taxes	4,841	4,843
Prepaid expenses	4,427	3,935
Other current assets	2,579	3,044

Total current assets	193,390	209,850

Property, plant and equipment at cost:
Land and buildings	27,511	27,319
Construction equipment	54,586	53,925
Transportation equipment	18,002	17,971
Furniture and fixtures	14,889	14,527
Construction in progress	895	812

	115,883	114,554
Accumulated depreciation	(59,147)	(55,745)

	56,736	58,809

Goodwill	27,087	25,768

Other intangible assets	4,450	4,571

Other assets	1,395	4,453

Total assets	$283,058	$303,451

See accompanying notes.

Matrix Service Company

Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	September 30, 2009	May 31, 2009
Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$34,645	$48,668
Billings on uncompleted contracts in excess of costs and estimated earnings	41,971	51,305
Accrued insurance	6,875	7,612
Accrued wages and benefits	10,412	16,566
Income taxes payable	680	—
Current capital lease obligation	1,069	1,039
Other accrued expenses	5,603	2,200

Total current liabilities	101,255	127,390

Long-term capital lease obligation	532	850
Deferred income taxes	4,409	4,822

Stockholders’ equity:
Common stock - $.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of September 30, 2009, and May 31, 2009	279	279
Additional paid-in capital	110,971	110,272
Retained earnings	80,896	75,393
Accumulated other comprehensive income	854	596

	193,000	186,540

Less: Treasury stock, at cost – 1,689,602 shares as of September 30, 2009, and 1,696,517 shares as of May 31, 2009	(16,138)	(16,151)

Total stockholders’ equity	176,862	170,389

Total liabilities and stockholders’ equity	$283,058	$303,451

See accompanying notes.

Matrix Service Company

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended		One Month Ended
	September 30, 2009	August 31, 2008	June 30, 2009
Operating activities:
Net income	$4,509	$9,504	$994
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	3,019	2,381	994
Deferred income tax	—	(756)	(411)
Gain on sale of property, plant and equipment	(36)	(12)	(19)
Allowance for uncollectible accounts	(4)	46	66
Stock-based compensation expense	466	1,011	238
Other	38	24	4
Changes in operating assets and liabilities increasing (decreasing) cash:
Receivables	14,759	(5,216)	22,214
Costs and estimated earnings in excess of billings on uncompleted contracts	2,965	2,814	(722)
Inventories	307	(1,615)	(89)
Prepaid expenses and other assets	983	(464)	(1,171)
Accounts payable	(8,489)	(2,615)	(5,676)
Billings on uncompleted contracts in excess of costs and estimated earnings	(10,388)	(5,599)	1,054
Accrued expenses	(4,145)	(3,264)	591
Income tax receivable/payable	488	4,097	839

Net cash provided by operating activities	4,472	336	18,906

Investing activities:
Acquisition of property, plant and equipment	(1,033)	(3,105)	(348)
Proceeds from asset sales	42	102	21

Net cash used by investing activities	$(991)	$(3,003)	$(327)

See accompanying notes.

Matrix Service Company

Consolidated Statements of Cash Flows (continued)

(In thousands)

(unaudited)

	Three Months Ended		One Month Ended
	September 30, 2009	August 31, 2008	June 30, 2009
Financing activities:
Exercise of stock options	$25	$82	$—
Capital lease payments	(253)	(285)	(87)
Tax benefit of exercised stock options	—	85	—
Purchase of treasury shares	(7)	—	—

Net cash used by financing activities	(235)	(118)	(87)

Effect of exchange rate changes on cash	749	(385)	(569)

Net increase (decrease) in cash and cash equivalents	3,995	(3,170)	17,923
Cash and cash equivalents, beginning of period	52,476	21,989	34,553

Cash and cash equivalents, end of period	$56,471	$18,819	$52,476

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,211	$2,439	$247

Interest	$139	$94	$142

Non-cash investing and financing activities:
Equipment acquired through capital leases	$26	$295	$26

Purchases of property, plant and equipment on account	$99	$775	$112

See accompanying notes.

Matrix Service Company

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Translation Adjustments	Total
Balances, May 31, 2009	$279	$110,272	$75,393	$(16,151)	$596	$170,389
Net income	—	—	994	—	—	994
Other comprehensive loss	—	—	—	—	(815)	(815)

Comprehensive income						179
Issuance of deferred shares (1,952 shares)	—	(5)	—	5	—	—
Tax effect from the vesting of deferred shares	—	(9)	—	—	—	(9)
Stock-based compensation expense	—	238	—	—	—	238

Balances, June 30, 2009	279	110,496	76,387	(16,146)	(219)	170,797
Net income	—	—	4,509	—	—	4,509
Other comprehensive income	—	—	—	—	1,073	1,073

Comprehensive income						5,582
Exercise of stock options (3,800 shares)	—	15	—	10	—	25
Tax effect of exercised stock options and the vesting of deferred shares	—	(1)	—	—	—	(1)
Issuance of deferred shares (1,823 shares)	—	(5)	—	5	—	—
Treasury share purchases (660 shares)	—	—	—	(7)	—	(7)
Stock-based compensation expense	—	466	—	—	—	466

Balances, September 30, 2009	$279	$110,971	$80,896	$(16,138)	$854	$176,862

Balances, May 31, 2008	$279	$108,402	$44,809	$(16,374)	$1,584	$138,700
Net income	—	—	9,504	—	—	9,504
Other comprehensive loss	—	—	—	—	(637)	(637)

Comprehensive income						8,867
Exercise of stock options (19,450 shares)	—	30	(1)	53	—	82
Tax benefit of exercised stock options	—	85	—	—	—	85
Stock-based compensation expense	—	1,011	—	—	—	1,011

Balances, August 31, 2008	$279	$109,528	$54,312	$(16,321)	$947	$148,745

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

The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2009, included in the Company’s Annual Report on Form 10-K for the year then ended. The Company’s business is cyclical due to the scope and timing of projects released by its customer base. In addition, Matrix Service generates a significant portion of its revenues under a comparatively few major contracts, which often do not commence or terminate in the same period from one year to the next. Accordingly, results for any interim period may not necessarily be indicative of future operating results.

Note 2 – Change in Fiscal Year

On July 30, 2009, the Company’s Board of Directors approved a change in the Company’s fiscal year from May 31 to June 30. As a result of this change, the Company has a transition period for the one month ended June 30, 2009 (“June Transition Period”). The unaudited results of operations and changes in stockholders’ equity and cash flows for the June Transition Period are presented in the financial statements in this Form 10-Q. The audited results of operations and changes in stockholders’ equity and cash flows for the June Transition Period will be included in the Company’s Annual Report on Form 10-K for the year ending June 30, 2010.

The Company will report the following periods for fiscal 2010 and fiscal 2009 in its Form 10-Q and Form 10-K filings:

Period	Fiscal 2010	Fiscal 2009
June Transition Period	One month ending June 30, 2009	Not applicable
First quarter	Three months ending September 30, 2009	Three months ended August 31, 2008
Second quarter	Three months ending December 31, 2009	Three months ended November 30, 2008
Third quarter	Three months ending March 31, 2010	Three months ended February 28, 2009
Fourth quarter	Three months ending June 30, 2010	Three months ended May 31, 2009

We did not recast the results for the prior fiscal periods because our financial reporting processes in place at the time included certain procedures that are only performed on a quarterly basis. Consequently, to recast those periods would have been impractical and would not have been cost-justified. Furthermore, we believe the quarters reported in fiscal 2009 provide a meaningful comparison to the quarters that will be reported in fiscal 2010 as there are no factors, seasonal or otherwise, that materially impact the comparability of information or trends.

Matrix Service Company

Notes to Consolidated Financial Statements

(unaudited)

Note 3 – Goodwill

The changes in the carrying amount of goodwill by segment from May 31, 2009 to September 30, 2009 are as follows:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Balance at May 31, 2009	$5,595	$20,173	$25,768
Purchase price adjustment	763	508	1,271
Translation adjustment	—	48	48

Balance at September 30, 2009	$6,358	$20,729	$27,087

The purchase price adjustment related to the February 5, 2009 acquisition of S.M. Electric Company, Inc. (“SME”) and was recorded in both the June Transition Period and the first quarter of fiscal 2010. The adjustment primarily related to the value of contracts that were in progress at the acquisition date. The Company continues to evaluate certain SME projects that were in progress at the acquisition date; therefore, the purchase price allocation may be subject to further adjustment.

Note 4 – Uncompleted Contracts

Contract terms of the Company’s construction contracts generally provide for progress billings based on project milestones. The excess of costs incurred and estimated earnings over amounts billed on uncompleted contracts is reported as a current asset. The excess of amounts billed over costs incurred and estimated earnings recognized on uncompleted contracts is reported as a current liability. Gross and net amounts on uncompleted contracts are as follows:

	September 30, 2009	May 31, 2009
	(In thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$972,737	$1,071,904
Billings on uncompleted contracts	981,993	1,087,590

	$(9,256)	$(15,686)

Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$32,715	$35,619
Billings on uncompleted contracts in excess of costs and estimated earnings	41,971	51,305

	$(9,256)	$(15,686)

Progress billings in accounts receivable at September 30, 2009 and May 31, 2009 included retentions to be collected within one year of $18.3 million and $15.2 million, respectively. Contract retentions collectible beyond one year are included in Other Assets on the Consolidated Balance Sheets and totaled $2.8 million at May 31, 2009. All retention balances as of September 30, 2009 were expected to be collected within the next 12 months.

Matrix Service Company

Notes to Consolidated Financial Statements

(unaudited)

Note 5 – Debt

The Company has a five-year, $75.0 million senior revolving credit facility (“Credit Facility”) that expires on November 30, 2012. The Credit Facility is guaranteed by substantially all of the Company’s subsidiaries and is secured by a lien on substantially all of the Company’s assets.

Availability under the Credit Facility is as follows:

	September 30, 2009	May 31, 2009
	(In thousands)
Credit Facility	$75,000	$75,000
Letters of credit	9,525	7,263

Availability under the Credit Facility	$65,475	$67,737

The Credit Facility may be used for working capital, issuance of letters of credit or other lawful corporate purposes. The Credit Agreement contains customary affirmative and negative covenants that place certain restrictions on the Company, including limits on new debt, operating and capital lease obligations, asset sales and certain distributions, including dividends.

Key provisions of the Credit Facility include the following:

•	Share repurchases are limited to $25.0 million in any calendar year.

•

Acquisitions are unlimited so long as the Company’s Senior Leverage Ratio on a pro forma basis as of the end of the fiscal quarter immediately preceding the acquisition is below 1.00 to 1.00 and availability under the Credit Facility is at or above 50% after consummation of the acquisition. If the Senior Leverage Ratio on a pro forma basis as of the end of the fiscal quarter immediately preceding the acquisition is over 1.00 to 1.00 but below 1.75 to 1.00, acquisitions will be limited to $25.0 million in a twelve month period, provided there is at least $25.0 million of availability under the Credit Facility after the consummation of the acquisition.

•

Tangible Net Worth is required to be no less than the sum of $110.0 million, plus the net proceeds of any issuance of equity that occurs after November 30, 2008, plus 50% of all positive quarterly net income after November 30, 2008.

•	Amounts borrowed under the Credit Facility will bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio.

•	The additional margin on the LIBOR-based loans is between 2.00% and 2.75% based on the Senior Leverage Ratio.

•	The additional margin on the Alternate Base Rate loans is between 1.00% and 1.75% based on the Senior Leverage Ratio.

Matrix Service Company

Notes to Consolidated Financial Statements

(unaudited)

•	The Alternate Base Rate is the greater of the Prime Rate, Federal Funds Effective Rate plus 0.50% or LIBOR plus 1.00%.

•	The Unused Revolving Credit Facility Fee is between 0.35% and 0.50% based on the Senior Leverage Ratio.

Other significant financial covenants include the following:

•	The Senior Leverage Ratio must not exceed 2.50 to 1.00;

•	The Asset Coverage Ratio must be greater than or equal to 1.45 to 1.00; and,

•	The Fixed Charge Coverage Ratio must be greater than or equal to 1.25 to 1.00.

The Company is currently in compliance with all affirmative, negative, and financial covenants under the Credit Facility and is at the lowest margin tier for LIBOR and Alternate Base Rate loans and the lowest tier for the Unused Revolving Credit Facility Fee.

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

Note 7 – Commitments and Contingencies

Insurance Reserves

The Company maintains insurance coverage for various aspects of our operations. However, exposure to potential losses is retained through the use of deductibles, coverage limits and self-insured retentions.

Typically our contracts require us to indemnify our customers for injury, damage or loss arising from the performance of our services and provide warranties for materials and workmanship. The Company may also be required to name the customer as an additional insured under certain insurance policies up to the limits of insurance available, or we may have to purchase special insurance policies or surety bonds for specific customers or provide letters of credit issued under our credit facility in lieu of bonds to satisfy performance and financial guarantees on some projects. Matrix Service maintains an uncommitted performance and payment bonding line sufficient to support the business. The Company generally requires its subcontractors to indemnify the Company and the Company’s customer and name the Company as an additional insured for activities arising out of the subcontractors’ presence at the customer’s location. We also require certain subcontractors to provide additional insurance policies, including surety bonds in favor of the Company, to secure the subcontractors’ work or as required by the subcontract.

There can be no assurance that our insurance and the additional insurance coverage provided by our subcontractors will fully protect us against a valid claim or loss under the contracts with our customers.

Matrix Service Company

Notes to Consolidated Financial Statements

(unaudited)

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

The estate of one of the deceased has settled its claim with the refinery owner, and the Company’s insurer paid a portion of the settlement on the refinery owner’s behalf as an additional insured. The refinery owner is pursuing its claim against the Company for the remainder of the settlement and for any liability which it may have to the other estate. A trial involving the claim of the other estate against the refinery owner is scheduled for trial in February 2010. The Company believes that any amounts which it may be required to pay the refinery owner beyond what it has previously reserved will be covered by its insurance policy.

Unapproved Change Orders and Claims

As of September 30, 2009 and May 31, 2009, costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of $ 1.9 million and $0.5 million, respectively. There were no claims included in costs and estimated earnings in excess of billings on uncompleted contracts at September 30, 2009 or May 31, 2009. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers generally will not pay these amounts until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

Other

The Company and its subsidiaries are named as defendants in various other legal actions and are vigorously defending each of them. It is the opinion of management that none of the known legal actions will have a material adverse impact on the Company’s financial position, results of operations or liquidity.

Note 8 – Other Comprehensive Income

Other comprehensive income and accumulated other comprehensive income consisted of foreign currency translation adjustments.

	Three Months Ended		One Month Ended
	September 30,	August 31,	June 30,
	2009	2008	2009
	(In thousands)
Net income	$4,509	$9,504	$994
Other comprehensive income (loss)	1,073	(637)	(815)

Comprehensive income	$5,582	$8,867	$179

Matrix Service Company

Notes to Consolidated Financial Statements

(unaudited)

Note 9 – Earnings per Common Share

Basic earnings per share (“EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted EPS includes the dilutive effect of employee and director stock options as well as the dilutive effect of nonvested deferred shares.

The computation of basic and diluted EPS is as follows:

	Three Months Ended		One Month Ended
	September 30, 2009	August 31, 2008	June 30, 2009
	(In thousands except per share data)
Basic EPS:
Net income	$4,509	$9,504	$994

Weighted average shares outstanding	26,195	26,073	26,192

Basic EPS	$0.17	$0.36	$0.04

Diluted EPS:

Weighted average shares outstanding - basic	26,195	26,073	26,192
Dilutive stock options	104	269	117
Dilutive nonvested deferred shares	138	131	125

Dilutive weighted average shares	26,437	26,473	26,434

Diluted EPS	$0.17	$0.36	$0.04

The following securities are considered antidilutive and have been excluded from the calculation of diluted earnings per share:

	Three Months Ended		One Month Ended
	September 30, 2009	August 31, 2008	June 30, 2009
	(In thousands)
Stock options	125	—	106
Nonvested deferred shares	193	17	118

Total antidilutive securities	318	17	224

Matrix Service Company

Notes to Consolidated Financial Statements

(unaudited)

Note 10 – Segment Information

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

The Other segment consists of certain corporate assets.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are generally recorded at cost; therefore, no significant intercompany profit or loss is recognized. Any intercompany profit is eliminated in consolidation.

Matrix Service Company

Notes to Consolidated Financial Statements

(unaudited)

Results of Operations

(In thousands)

	Construction Services	Repair & Maintenance Services	Other	Total
Three Months Ended September 30, 2009
Gross revenues	$80,579	$60,176	$—	$140,755
Less: Inter-segment revenues	2,908	197	—	3,105

Consolidated revenues	77,671	59,979	—	137,650
Gross profit	11,096	6,322	—	17,418
Operating income	5,266	2,065	—	7,331
Income before income tax expense	5,212	2,071	—	7,283
Net income	3,293	1,216	—	4,509
Segment assets	129,969	90,672	62,417	283,058
Capital expenditures	268	87	678	1,033
Depreciation and amortization expense	1,683	1,336	—	3,019

Three Months Ended August 31, 2008
Gross revenues	$122,361	$72,167	$—	$194,528
Less: Inter-segment revenues	7,603	275	—	7,878

Consolidated revenues	114,758	71,892	—	186,650
Gross profit	15,045	11,626	—	26,671
Operating income	7,492	7,117	—	14,609
Income before income tax expense	7,703	7,637	—	15,340
Net income	4,379	5,125	—	9,504
Segment assets	150,322	91,116	35,882	277,320
Capital expenditures	1,039	930	1,136	3,105
Depreciation and amortization expense	1,412	969	—	2,381

One Month Ended June 30, 2009
Gross revenues	$29,224	$17,297	$—	$46,521
Less: Inter-segment revenues	693	3	—	696

Consolidated revenues	28,531	17,294	—	45,825
Gross profit	3,251	1,898	—	5,149
Operating income	1,141	438	—	1,579
Income before income tax expense	1,116	487	—	1,603
Net income	720	274	—	994
Capital expenditures	121	64	163	348
Depreciation and amortization expense	543	451	—	994

Matrix Service Company

Notes to Consolidated Financial Statements

(unaudited)

Segment revenue from external customers by market is as follows:

	Construction Services	Repair & Maintenance Services	Total
	(In thousands)
Three Months Ended September 30, 2009
Aboveground Storage Tanks	$31,394	$26,791	$58,185
Downstream Petroleum	24,433	27,681	52,114
Electrical and Instrumentation	13,487	5,507	18,994
Specialty	8,357	—	8,357

Total	$77,671	$59,979	$137,650

Three Months Ended August 31, 2008
Aboveground Storage Tanks	$55,869	$47,897	$103,766
Downstream Petroleum	38,547	21,245	59,792
Electrical and Instrumentation	11,474	2,750	14,224
Specialty	8,868	—	8,868

Total	$114,758	$71,892	$186,650

One Month Ended June 30, 2009
Aboveground Storage Tanks	$10,267	$8,634	$18,901
Downstream Petroleum	8,593	7,039	15,632
Electrical and Instrumentation	7,459	1,621	9,080
Specialty	2,212	—	2,212

Total	$28,531	$17,294	$45,825

Matrix Service Company

Notes to Consolidated Financial Statements

(unaudited)

Note 11 – Recently Issued Accounting Standards

Accounting standards that have recently been issued that may impact our Consolidated Financial Statements include the following.

FASB ASC 805 – Business Combinations

FASB ASC 805 – “Business Combinations” (“ASC 805”) applies to all business combinations and establishes guidance for recognizing and measuring identifiable assets acquired, liabilities assumed, noncontrolling interests in the acquired company and goodwill. Most of these items are recognized at their full fair value on the acquisition date, including acquisitions where the acquirer obtains control but less than 100 percent ownership in the acquired company. ASC 805 also requires transaction costs to be recognized as expense as incurred and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. ASC 805 is effective for business combinations with an acquisition date in fiscal years beginning after December 15, 2008 and will be evaluated and implemented in conjunction with any future acquisitions.

Note 12 – June Transition Period Comparative Financial Information

	One Month Ended
	June 30, 2009	June 30, 2008
	(In thousands, except per share data)
Income Statement Data:
Revenues	$45,825	$59,967

Gross profit	$5,149	$9,768

Income before income taxes	$1,603	$6,139
Provision for federal, state and foreign income taxes	609	2,455

Net income	$994	$3,684

Per Share Data:
Basic earnings per common share	$0.04	$0.14

Diluted earnings per common share	$0.04	$0.14

Weighted average common shares outstanding:
Basic	26,192	26,067

Diluted	26,434	26,472

Note 13 – Subsequent Events

Pursuant to FASB ASC 855 – “Subsequent Events”, the Company has evaluated all subsequent events through November 3, 2009, which is the date the financial statements were issued.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Estimates

There have been no material changes in our critical accounting policies from those reported in our fiscal 2009 Annual Report on Form 10-K filed with the SEC. For more information on our critical accounting policies, see Part II, Item 7 of our fiscal 2009 Annual Report on Form 10-K. The following section provides certain information with respect to our critical accounting estimates as of the close of our most recent quarterly period.

Unapproved Change Orders and Claims

As of September 30, 2009 and May 31, 2009 costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of $1.9 million and $0.5 million, respectively. There were no revenues related to claims included in costs and estimated earnings in excess of billings on uncompleted contracts at September 30, 2009 or May 31, 2009.

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. As of September 30, 2009 and May 31, 2009, insurance reserves totaling $6.9 million, and $7.6 million, respectively, are included on our balance sheet. These amounts represent our best estimate of our ultimate obligations for asserted claims, insurance premium obligations and claims incurred but not yet reported at the balance sheet dates. We establish reserves for claims using a combination of actuarially determined estimates and a case-by-case evaluation of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. Additionally, the actual results of claim settlements could differ from the amounts estimated.

Goodwill

At May 31, 2009 the estimated fair value of the Construction Services segment exceeded its carrying value by 128% and the estimated fair value of the Repair and Maintenance Services segment exceeded its carrying value by 59%. Based on the excess of estimated fair value over carrying value at May 31, 2009 and the absence of any indicators of impairment at September 30, 2009, we do not currently anticipate recording a goodwill impairment charge for either of our operating units.

Recently Issued Accounting Standards

Other than the new pronouncements reported in our fiscal 2009 Annual Report on Form 10-K filed with the SEC and those discussed in Note 11 of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, there have been no new accounting pronouncements that have a material effect on us.

Change in Fiscal Year

On July 30, 2009, the Company’s Board of Directors approved a change in the Company’s fiscal year from May 31 to June 30. As a result of this change, the Company has a transition period for the one month ended June 30, 2009 (“June Transition Period”). The unaudited results of operations and changes in stockholders’ equity and cash flows for the June Transition Period are presented in the financial statements in this Form 10-Q. The audited results of operations and changes in stockholders’ equity and cash flows for the June Transition Period will be included in the Company’s Annual Report on Form 10-K for the year ending June 30, 2010.

The Company will report the following periods for fiscal 2010 and fiscal 2009 in its Form 10-Q and Form 10-K filings:

Period	Fiscal 2010	Fiscal 2009
June Transition Period	One month ending June 30, 2009	Not applicable
First quarter	Three months ending September 30, 2009	Three months ended August 31, 2008
Second quarter	Three months ending December 31, 2009	Three months ended November 30, 2008
Third quarter	Three months ending March 31, 2010	Three months ended February 28, 2009
Fourth quarter	Three months ending June 30, 2010	Three months ended May 31, 2009

We did not recast the results for the prior fiscal periods because our financial reporting processes in place at the time included certain procedures that are only performed on a quarterly basis. Consequently, to recast those periods would have been impractical and would not have been cost-justified. Furthermore, we believe the quarters reported in fiscal 2009 provide a meaningful comparison to the quarters that will be reported in fiscal 2010 as there are no factors, seasonal or otherwise, that materially impact the comparability of information or trends.

Results of Operations

Overview

The Company has two reportable segments, Construction Services and Repair and Maintenance Services. The majority of the work for both segments is performed in the United States with approximately 4.5% of revenues generated in Canada during the first quarter of fiscal 2010. However, the Company continues to seek opportunities for growth in both the domestic and select international markets.

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

Significant fluctuations in revenues, gross profits and operating results are discussed below on a consolidated basis and for each segment. Revenues fluctuate due to many factors, including the mix of work and project schedules, which are dependent on the level and timing of customer releases of new business.

Three Months Ended September 30, 2009 Compared to the Three Months Ended August 31, 2008

Consolidated

Consolidated revenues were $137.7 million in fiscal 2010, a decrease of $49.0 million, or 26.2%, from consolidated revenues of $186.7 million for fiscal 2009. The decline in consolidated revenues was the result of decreases in the Construction Services segment of $37.1 million and in the Repair and Maintenance Services segment of $11.9 million. The general economic slowdown did not affect our markets until later in the prior fiscal year; therefore, the comparable prior year revenues were only partially impacted by the effects of the current economic recession.

Consolidated gross profit decreased from $26.7 million in fiscal 2009 to $17.4 million in fiscal 2010. The reduction of $9.3 million or 34.8% was due to a decrease in revenue of $49.0 million and a decrease in gross margins. Gross margins decreased from 14.3% in fiscal 2009 to 12.7% in fiscal 2010. The decline was due to lower margins in the Repair and Maintenance Services segment, where the gross margin decreased to 10.5% in the current fiscal year versus 16.2% in the prior fiscal year. Partially offsetting this decline was an improvement in the Construction Services segment, where gross margins increased to 14.3% in the current year compared to 13.1% in fiscal 2009.

Consolidated SG&A expenses decreased $2.0 million, or 16.4%, in fiscal 2010 to $10.1 million from $12.1 million for fiscal 2009. The decrease in SG&A expense is due to on-going cost reduction efforts related primarily to employee related costs and professional fees. In spite of the reduction in SG&A expense, SG&A as a percentage of revenue increased to 7.3% in fiscal 2010 compared to 6.5% in the prior fiscal year as the effect of the reduction in SG&A expenses did not fully offset the impact of the 26.2% decline in revenues.

Net interest expense was $0.1 million in fiscal 2010. There was no net interest expense in fiscal 2009. Net interest expense was primarily related to the non-cash amortization of deal fees relating to the senior revolving credit facility and cash interest on our capital leases that was partially offset by interest income generated from investing excess cash during the period.

There was $0.1 million of other income in fiscal 2010 compared to $0.7 million in fiscal 2009. The fiscal 2009 income related primarily to insurance proceeds received.

Income before income tax expense decreased to $7.3 million in fiscal 2010 from $15.3 million in fiscal 2009. This $8.0 million reduction was a result of the unfavorable impact of lower revenues and gross profits partially offset by lower SG&A expenses.

The effective tax rates for fiscal 2010 and fiscal 2009 were 38.1% and 38.0%, respectively.

Net income for fiscal 2010 decreased to $4.5 million, or $0.17 per fully diluted share, versus net income in fiscal 2009 of $9.5 million, or $0.36 per fully diluted share.

Construction Services

Revenues for the Construction Services segment were $77.7 million, compared with $114.8 million in the same period a year earlier. The decrease of $37.1 million, or 32.3%, was due to continued delays in planned projects and a broad based decline in our customers’ capital spending which has resulted in lower Aboveground Storage Tank revenues, which decreased 43.8% to $31.4 million in fiscal 2010, compared to $55.9 million a year earlier, lower Downstream Petroleum revenues, which decreased $14.1 million to $24.4 million in fiscal 2010, compared to $38.5 million a year earlier, and lower Specialty revenues, which decreased 5.6% to $8.4 million in fiscal 2010 compared to $8.9 million a year earlier. These decreases were partially offset by higher Electrical and Instrumentation revenues, which increased 17.4% to $13.5 million in fiscal 2010 compared to $11.5 million in the prior fiscal year.

At September 30, 2009, the Construction Services segment had a backlog of $167.8 million, as compared to a backlog of $224.3 million as of June 30, 2009. The decrease of $56.5 million is due to declines in Aboveground Storage Tank, Specialty and Downstream Petroleum of $28.1 million, $16.3 million and $13.8 million, respectively. Partially offsetting these declines was an increase in Electrical and Instrumentation backlog of $1.7 million. Project cancellations of $10.1 million and $2.5 million contributed to the backlog reductions in Specialty and Downstream Petroleum.

Gross profit decreased from $15.0 million in fiscal 2009 to $11.1 million in fiscal 2010 due to the reduction in revenues. Gross margins improved to 14.3% in fiscal 2010 compared to 13.1% in fiscal 2009. The gross margin improvement was due to higher direct margins partially offset by unrecovered construction overhead costs caused by a lower volume of business.

Operating income and income before income tax expense were $5.3 million and $5.2 million in fiscal 2010 compared to $7.5 million and $7.7 million in fiscal 2009.

Repair and Maintenance Services

Revenues for the Repair and Maintenance Services segment were $60.0 million in fiscal 2010 compared to $71.9 million in fiscal 2009. The decline was due to the effect of the current economic environment on our markets, which has caused our customers to apply discretion in both the scope and timing of their maintenance programs which has resulted in lower Aboveground Storage Tank revenues, which decreased 44.1% to $26.8 million in fiscal 2010, compared to $47.9 million in the prior fiscal year. This Aboveground Storage Tank decline was partially offset by higher Electrical and Instrumentation revenues, which increased to $5.5 million in fiscal 2010, compared to $2.8 million a year earlier; and higher Downstream Petroleum revenues, which increased 30.7% to $27.7 million in fiscal 2010, compared to $21.2 million in fiscal 2009.

Backlog at September 30, 2009 and June 30, 2009 for the Repair and Maintenance Services segment was $160.3 million and $167.8 million, respectively. The decrease of $7.5 million was due to decreases in Electrical and Instrumentation of $10.4 million and Aboveground Storage Tank of $6.7 million. These reductions were partially offset by the increase in Downstream Petroleum of $9.6 million.

Gross profit decreased from $11.6 million in fiscal 2009 to $6.3 million in fiscal 2010 due to the reduction in revenues and margins. Gross margins were 10.5% in fiscal 2010 and 16.2% in fiscal 2009. The gross margin reduction was due to unrecovered construction overhead costs caused by a lower volume of business.

Operating income and income before income tax expense were both $2.1 million in fiscal 2010 compared to $7.1 million and $7.6 million in fiscal 2009.

One Month Ended June 30, 2009 Compared to One Month Ended June 30, 2008

Revenues declined $14.2 million, or 23.7%, from $60.0 million in the prior period to $45.8 million in fiscal 2010. The decline was due to lower Construction Services revenues, which decreased $7.8 million from $36.3 million in the prior period to $28.5 million in fiscal 2010, and lower Repair and Maintenance Services revenues, which decreased from $23.7 million in the prior period to $17.3 million in fiscal 2010.

Gross profit decreased $4.7 million to $5.1 million in fiscal 2010 compared to $9.8 million a year earlier. The decline in gross profit was due to lower revenues, which decreased 23.7%, and lower gross margins which decreased from 16.3% in the prior period to 11.2% in fiscal 2010. The decline in gross margins were due to lower margins in the Construction Services segment which decreased from 15.4% to 11.4% and lower margins in the Repair and Maintenance Services segment which decreased to 11.0% compared to 17.6% a year earlier. Gross margins in both segments were negatively affected by a lower volume of business available to recover construction overhead costs in fiscal 2010.

Income before income taxes decreased $4.5 million, from $6.1 million in the prior period to $1.6 million in the current fiscal year. The decline was due to lower gross profit, which decreased $4.7 million, partially offset by lower SG&A expenses.

Net income for fiscal 2010 decreased to $1.0 million, or $0.04 per fully diluted share, versus net income of $3.7 million, or $0.14 per fully diluted share for the prior period.

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

The following table provides a summary of changes in our backlog for the June Transition Period and the three months ended September 30, 2009:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Backlog as of May 31, 2009	$233,579	$167,494	$401,073
New backlog awarded	20,211	17,637	37,848
Revenue recognized on contracts in backlog	(28,531)	(17,294)	(45,825)
Backlog cancelled	(999)	—	(999)

Backlog as of June 30, 2009	224,260	167,837	392,097
New backlog awarded	33,901	52,408	86,309
Revenue recognized on contracts in backlog	(77,671)	(59,979)	(137,650)
Backlog cancelled	(12,638)	—	(12,638)

Backlog as of September 30, 2009	$167,852	$160,266	$328,118

Non-GAAP Financial Measure

EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Consolidated Statements of Income entitled “Net Income” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•

It does not include interest expense. Because we have borrowed money from time to time to finance our operations, interest expense is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations.

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

A reconciliation of EBITDA to net income follows:

	Three Months Ended		One Month Ended
	September 30, 2009	August 31, 2008	June 30, 2009
Net income	$4,509	$9,504	$994
Interest expense, (net of interest income in fiscal 2009)	174	5	91
Provision for income taxes	2,774	5,836	609
Depreciation and amortization	3,019	2,381	994

EBITDA	$10,476	$17,726	$2,688

Financial Condition and Liquidity

Overview

We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the one month ended June 30, 2009 and the three months ended September 30, 2009 were cash on hand at the beginning of the year and cash flows from operations. Cash on hand at September 30, 2009 totaled $56.5 million and availability under the senior revolving credit facility totaled $65.5 million resulting in total liquidity of $122.0 million. Factors that routinely impact our liquidity include, but are not limited to:

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

In fiscal 2009, we funded the acquisitions of S.M. Electric Company, Inc. and the purchase of certain assets, technology and resources for the design and construction of specialty cryogenic tanks with cash on hand. However, in the future we may elect to raise additional capital by issuing common stock, convertible notes, term debt or increase the capacity of our revolving credit facility as necessary to fund our operations or to fund the acquisition of new businesses. We will continue to evaluate our working capital requirements and other factors to maintain sufficient liquidity.

Cash Flow in the Three Months Ended September 30, 2009

Cash Flows from Operating Activities

Cash flow from operations for the three months ended September 30, 2009 totaled $4.5 million. The cash generated from operations was primarily due to profitable operating results, partially offset by an increase in working capital. The cash reduction caused by working capital changes was due primarily to cash paid to reduce accounts payable and accrued expenses and the funding of work to reduce billings in excess. Partially offsetting these cash outflows was a cash increase caused by a reduction in accounts receivable.

Cash Flows from Investing Activities

Investing activities used $1.0 million of cash in the three months ended September 30, 2009 due to capital expenditures of just over $1.0 million partially offset by proceeds from the sale of assets. Capital expenditures included $0.4 million for the purchase of furniture and fixtures, $0.2 million for land and buildings and $0.4 million for construction and transportation equipment. Assets acquired through capital leases totaled less than $0.1 million and are reported as non-cash additions to Property, Plant and Equipment in the Consolidated Statement of Cash Flows. Cash proceeds from asset dispositions were less than $0.1 million.

Cash Flows from Financing Activities

Financing activities used $0.2 million in cash in the three months ended September 30, 2009 primarily due to capital lease payments.

Cash Flow in the June Transition Period

Cash Flows from Operating Activities

Operations generated $18.9 million in cash in the June Transition Period. The cash generated from operations was due primarily to a decrease in working capital and profitable operating results. The reduction in working capital was primarily due to cash received as a result of a reduction in accounts receivable partially offset by cash paid to reduce accounts payable.

Cash Flows from Investing Activities

Investing activities used $0.3 million of cash in the June Transition Period due to capital expenditures. Capital expenditures included $0.2 million for the purchase of furniture and fixtures and $0.1 million for the purchase of land and buildings. Purchases of construction and transportation equipment were not significant. Assets acquired through capital leases totaled less than $0.1 million and are reported as non-cash additions to Property, Plant and Equipment in the Consolidated Statement of Cash Flows. Cash proceeds from asset dispositions were less than $0.1 million.

Cash Flows from Financing Activities

Financing activities used $0.1 million in cash in the June Transition Period due to capital lease payments.

Senior Revolving Credit Facility

The Company has a five-year, $75.0 million senior revolving credit facility (“Credit Facility”) that expires on November 30, 2012. The Credit Facility is guaranteed by substantially all of the Company’s subsidiaries and is secured by a lien on substantially all of the Company’s assets.

The senior revolving credit facility is primarily used to fund short-term changes in working capital and the issuance of letters of credit. At September 30, 2009, $9.5 million of letters of credit were outstanding to support certain workers’ compensation insurance programs and construction contracts. Availability at September 30, 2009 totaled $65.5 million. We believe the facility provides adequate liquidity and financial flexibility to support our expected growth.

Key provisions of the Credit Facility include the following:

•	Share repurchases are limited to $25.0 million in any calendar year.

•

Acquisitions are unlimited so long as the Company’s Senior Leverage Ratio on a pro forma basis as of the end of the fiscal quarter immediately preceding the acquisition is below 1.00 to 1.00 and availability under the Credit Facility is at or above 50% after consummation of the acquisition. If the Senior Leverage Ratio on a pro forma basis as of the end of the fiscal quarter immediately preceding the acquisition is over 1.00 to 1.00 but below 1.75 to 1.00, acquisitions will be limited to $25.0 million in a twelve month period, provided there is at least $25.0 million of availability under the Credit Facility after the consummation of the acquisition.

•

Tangible Net Worth is required to be no less than the sum of $110.0 million, plus the net proceeds of any issuance of equity that occurs after November 30, 2008, plus 50% of all positive quarterly net income after November 30, 2008.

•	Amounts borrowed under the Credit Facility will bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio.

•	The additional margin on the LIBOR-based loans is between 2.00% and 2.75% based on the Senior Leverage Ratio.

•	The additional margin on the Alternate Base Rate loans is between 1.00% and 1.75% based on the Senior Leverage Ratio.

•	The Alternate Base Rate is the greater of the Prime Rate, Federal Funds Effective Rate plus 0.50% or LIBOR plus 1.00%.

•	The Unused Revolving Credit Facility Fee is between 0.35% and 0.50% based on the Senior Leverage Ratio.

Other significant financial covenants include the following:

•	The Senior Leverage Ratio must not exceed 2.50 to 1.00;

•	The Asset Coverage Ratio must be greater than or equal to 1.45 to 1.00; and,

•	The Fixed Charge Coverage Ratio must be greater than or equal to 1.25 to 1.00.

The Company is currently in compliance with all affirmative, negative, and financial covenants under the Credit Facility and is at the lowest margin tier for LIBOR and Alternate Base Rate loans and the lowest tier for the Unused Revolving Credit Facility Fee.

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

Stock Repurchase Program and Treasury Shares

On February 4, 2009 our Board of Directors authorized a stock buyback program (“February 2009 Program”) that allows the Company to purchase up to 3,000,000 shares of Common Stock provided that such purchases do not exceed $25.0 million in any calendar year commencing in calendar year 2009 and continuing through calendar year 2012. The February 2009 Program replaced the previous stock buyback program that had been in place since October 2000. The Company did not purchase any common shares under the February 2009 Program during either the June Transition Period or the three months ended September 30, 2009. Matrix Service may purchase shares in future periods if sufficient liquidity exists and the Company believes that it is in the best interest of the shareholders.

In addition to any stock buyback program that may be in effect, the Company may withhold shares of Common Stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix Service withheld 660 shares in the three months ended September 30, 2009 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares. There were no shares withheld to satisfy tax withholding obligations in the June Transition Period.

The Company has 1,689,602 treasury shares as of September 30, 2009 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

Outlook

The markets in which we operate remain extremely competitive. The economic downturn that began last year continues to impact our customers who have continued to defer capital spending, alter maintenance spending programs and delay or cancel previously approved projects leading to an overall reduction in the level of work available. Increased competition, coupled with the unfavorable market environment has put pressure on us and other contractors to reduce margins and accept additional risk.

Although the current market remains challenging, our long-term outlook has not materially changed and we continue believe that we are well positioned both in the short and long term. We remain committed to organic growth in our core AST and refinery business in North America, and our strengthened capabilities in engineering and fabrication has positioned us to expand these services into select international markets. We also plan further expansion in the power, specialty structures, and renewable energy markets, and our expanded engineering capabilities allow us to pursue more complex projects such as turnkey terminals, thermal vacuum chambers, and nuclear containment and cryogenic vessels. Furthermore, we believe that a greater national emphasis on energy independence, multiple energy sources and the revitalization of the nation’s existing infrastructure provides the Company with a significant long-term opportunity

FORWARD-LOOKING STATEMENTS

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

These statements are based on certain assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in our Form 10-K for the fiscal year ended May 31, 2009 and listed from time to time in our filings with the Securities and Exchange Commission;

•	economic, market or business conditions in general and in the oil and gas, power and petrochemical industries in particular;

•	changes in laws or regulations; and

•	other factors, many of which are beyond our control.

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

There have been no material changes in market risk faced by us from those reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009, filed with the Securities and Exchange Commission. For more information on market risk, see Part II, Item 7A in our fiscal 2009 Annual Report on Form 10-K.

ITEM 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the June Transition Period and the quarter ended September 30, 2009.

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings

For information regarding legal proceedings, see the discussion under the caption “Material Legal Proceeding” in Note 7 in Item 1 of Part 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Part II, Item 1.

ITEM 1A.	Risk Factors

There were no material changes in our Risk Factors from those reported in Item IA of Part I of our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 4, 2009 our Board of Directors authorized a stock buyback program (“February 2009 Program”) that allows the Company to purchase up to 3,000,000 shares of Common Stock provided that such purchases do not exceed $25.0 million in any calendar year commencing in calendar year 2009 and continuing through calendar year 2012. The February 2009 Program replaced the previous stock buyback program that had been in place since October 2000. The Company did not purchase any common shares under the February 2009 Program during either the June Transition Period or the three months ended September 30, 2009. Matrix Service may purchase shares in future periods if sufficient liquidity exists and the Company believes that it is in the best interest of the shareholders.

In addition to any stock buyback program that may be in effect, the Company may withhold shares of Common Stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix Service withheld 660 shares in the three months ended September 30, 2009 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares. There were no shares withheld to satisfy tax withholding obligations in the June Transition Period.

The Company has 1,689,602 treasury shares as of September 30, 2009 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
June 1 to June 30, 2009	—	$—	—	3,000,000
July 1 to July 31, 2009	660	9.97	—	3,000,000
August 1 to August 31, 2009	—	—	—	3,000,000
September 1 to September 30, 2009	—	—	—	3,000,000

Total	660	$9.97

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

MATRIX SERVICE COMPANY

Date: November 3, 2009	By:	/s/ Thomas E. Long
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