Form 10-Q
period 2009-12-31
MATRIX SERVICE CO
filed 2010-02-04
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐    No  ☒

As of February 4, 2010 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,305,956 shares outstanding.

		PAGE

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Income for the Three and Six Months Ended December 31, 2009 and November 30, 2008 and the One Month Ended June 30, 2009	1

	Consolidated Balance Sheets as of December 31, 2009 and May 31, 2009	2

	Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2009 and November 30, 2008 and the One Month Ended June 30, 2009	4

	Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended December 31, 2009 and November 30, 2008 and the One Month Ended June 30, 2009	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 5.	Other Information	33

Item 6.	Exhibits	34

Signature		34

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Matrix Service Company

Consolidated Statements of Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended		One Month Ended
	December 31, 2009	November 30, 2008	December 31, 2009	November 30, 2008	June 30, 2009

Revenues	$150,425	$176,937	$288,075	$363,587	$45,825
Cost of revenues	131,983	150,568	252,215	310,547	40,676

Gross profit	18,442	26,369	35,860	53,040	5,149
Selling, general and administrative expenses	11,376	11,776	21,463	23,838	3,570

Operating income	7,066	14,593	14,397	29,202	1,579

Other income (expense):
Interest expense	(188)	(123)	(362)	(237)	(91)
Interest income	17	104	60	213	17
Other	461	175	544	911	98

Income before income tax expense	7,356	14,749	14,639	30,089	1,603
Provision for federal, state and foreign income taxes	2,823	4,621	5,597	10,457	609

Net income	$4,533	$10,128	$9,042	$19,632	$994

Basic earnings per common share	$0.17	$0.39	$0.34	$0.75	$0.04

Diluted earnings per common share	$0.17	$0.38	$0.34	$0.74	$0.04

Weighted average common shares outstanding:
Basic	26,273	26,102	26,234	26,087	26,192
Diluted	26,459	26,400	26,449	26,456	26,434

See accompanying notes.

Matrix Service Company

Consolidated Balance Sheets

(In thousands)

(unaudited)

	December 31, 2009	May 31, 2009
Assets

Current assets:
Cash and cash equivalents	$61,367	$34,553
Accounts receivable, less allowances (December 31, 2009 - $811 and May 31, 2009 - $710)	76,175	122,283
Costs and estimated earnings in excess of billings on uncompleted contracts	36,813	35,619
Inventories	4,284	4,926
Income taxes receivable	—	647
Deferred income taxes	3,926	4,843
Prepaid expenses	4,562	3,935
Other current assets	2,322	3,044

Total current assets	189,449	209,850

Property, plant and equipment at cost:
Land and buildings	27,580	27,319
Construction equipment	55,311	53,925
Transportation equipment	18,563	17,971
Furniture and fixtures	15,042	14,527
Construction in progress	1,155	812

	117,651	114,554
Accumulated depreciation	(61,751)	(55,745)

	55,900	58,809

Goodwill	27,248	25,768
Other intangible assets	4,317	4,571
Other assets	1,349	4,453

Total assets	$278,263	$303,451

See accompanying notes.

Matrix Service Company

Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	December 31, 2009	May 31, 2009
Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$36,190	$48,668
Billings on uncompleted contracts in excess of costs and estimated earnings	35,539	51,305
Accrued insurance	7,236	7,612
Accrued wages and benefits	10,223	16,566
Income taxes payable	12	—
Current capital lease obligation	943	1,039
Other accrued expenses	2,295	2,200

Total current liabilities	92,438	127,390

Long-term capital lease obligation	588	850
Deferred income taxes	4,095	4,822

Stockholders’ equity:
Common stock - $.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of December 31, 2009 and May 31, 2009	279	279
Additional paid-in capital	110,740	110,272
Retained earnings	85,429	75,393
Accumulated other comprehensive income	834	596

	197,282	186,540

Less: Treasury stock, at cost – 1,582,261 shares as of December 31, 2009 and 1,696,517 shares as of May 31, 2009	(16,140)	(16,151)

Total stockholders’ equity	181,142	170,389

Total liabilities and stockholders’ equity	$278,263	$303,451

See accompanying notes.

Matrix Service Company

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended		One Month Ended
	December 31, 2009	November 30, 2008	June 30, 2009
Operating activities:

Net income	$9,042	$19,632	$994
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	5,966	4,861	994
Deferred income tax	601	(1,179)	(411)
Gain on sale of property, plant and equipment	(27)	(51)	(19)
Allowance for uncollectible accounts	(28)	31	66
Stock-based compensation expense	992	2,173	238
Tax benefit deficiency from the vesting of deferred shares	(387)	—	—
Other	79	48	4
Changes in operating assets and liabilities increasing (decreasing) cash:
Receivables	26,257	7,018	22,214
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,133)	(2,416)	(722)
Inventories	731	(1,638)	(89)
Prepaid expenses and other assets	1,097	447	(1,171)
Accounts payable	(6,895)	(8,218)	(5,676)
Billings on uncompleted contracts in excess of costs and estimated earnings	(16,820)	(13,569)	1,054
Accrued expenses	(7,382)	(4,802)	591
Income tax receivable/payable	(180)	(3,215)	839

Net cash provided (used) by operating activities	11,913	(878)	18,906

Investing activities:

Acquisition of property, plant and equipment	(2,849)	(6,590)	(348)
Proceeds from asset sales	82	955	21

Net cash used by investing activities	$(2,767)	$(5,635)	$(327)

See accompanying notes.

Matrix Service Company

Consolidated Statements of Cash Flows (continued)

(In thousands)

(unaudited)

	Six Months Ended		One Month Ended
	December 31, 2009	November 30, 2008	June 30, 2009
Financing activities:

Issuances of common stock	$65	$131	$—
Capital lease payments	(552)	(588)	(87)
Tax benefit of exercised stock options	2	96	—
Purchase of treasury shares	(422)	(32)	—

Net cash used by financing activities	(907)	(393)	(87)

Effect of exchange rate changes on cash	652	(1,545)	(569)

Net increase (decrease) in cash and cash equivalents	8,891	(8,451)	17,923
Cash and cash equivalents, beginning of period	52,476	21,989	34,553

Cash and cash equivalents, end of period	$61,367	$13,538	$52,476

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$5,537	$14,800	$247

Interest	$272	$208	$142

Non-cash investing and financing activities:
Equipment acquired through capital leases	$255	$518	$26

Purchases of property, plant and equipment on account	$50	$638	$112

See accompanying notes.

Matrix Service Company

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Translation Adjustments	Total

Balances, May 31, 2009	$279	$110,272	$75,393	$(16,151)	$596	$170,389

Net income	—	—	994	—	—	994
Other comprehensive loss	—	—	—	—	(815)	(815)

Comprehensive income						179
Issuance of deferred shares (1,952 shares)	—	(5)	—	5	—	—
Tax effect from the vesting of deferred shares	—	(9)	—	—	—	(9)
Stock-based compensation expense	—	238	—	—	—	238

Balances, June 30, 2009	279	110,496	76,387	(16,146)	(219)	170,797

Net income	—	—	9,042	—	—	9,042
Other comprehensive income	—	—	—	—	1,053	1,053

Comprehensive income						10,095
Exercise of stock options (11,000 shares)	—	35	—	30	—	65
Issuance of deferred shares (145,638)	—	(398)	—	398	—	—
Treasury share purchases (44,334 shares)	—	—	—	(422)	—	(422)
Tax effect of exercised stock options and the vesting of deferred shares	—	(385)	—	—	—	(385)

Stock-based compensation expense	—	992	—	—	—	992

Balances, December 31, 2009	$279	$110,740	$85,429	$(16,140)	$834	$181,142

Balances, May 31, 2008	$279	$108,402	$44,809	$(16,374)	$1,584	$138,700

Net income	—	—	19,632	—	—	19,632
Other comprehensive loss	—	—	—	—	(2,429)	(2,429)

Comprehensive income						17,203
Exercise of stock options (31,650 shares)	—	51	(5)	85	—	131
Issuance of deferred shares (40,615 shares)	—	(111)	—	111	—	—
Purchase of treasury shares (2,900 shares)	—	—	—	(32)	—	(32)
Tax effect of exercised stock options and vesting of deferred shares	—	(50)	—	—	—	(50)
Stock-based compensation expense	—	2,173	—	—	—	2,173

Balances, November 30, 2008	$279	$110,465	$64,436	$(16,210)	$(845)	$158,125

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

We did not recast the results for the prior fiscal periods because our financial reporting processes in place at the time included certain procedures that are only performed on a quarterly basis. Consequently, to recast those periods would have been impractical and would not have been cost-justified. Furthermore, we believe the quarters reported in fiscal 2009 provide a meaningful comparison to the fiscal 2010 quarters and there are no factors, seasonal or otherwise, that materially impact the comparability of information or trends.

Matrix Service Company

Notes to Consolidated Financial Statements

(unaudited)

Note 3 – Goodwill

The changes in the carrying amount of goodwill by segment from May 31, 2009 to December 31, 2009 are as follows:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Balance at May 31, 2009	$5,595	$20,173	$25,768
Purchase price adjustments	832	554	1,386
Translation adjustment	—	94	94

Balance at December 31, 2009	$6,427	$20,821	$27,248

The purchase price adjustments related to the February 5, 2009 acquisition of S.M. Electric Company, Inc. and were recorded in both the June Transition Period and the first six months of fiscal 2010. The adjustments primarily related to the value of contracts that were in progress at the acquisition date.

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

	December 31, 2009	May 31, 2009
	(In thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$815,168	$1,071,904
Billings on uncompleted contracts	813,894	1,087,590

	$1,274	$(15,686)

Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$36,813	$35,619
Billings on uncompleted contracts in excess of costs and estimated earnings	35,539	51,305

	$1,274	$(15,686)

Progress billings in accounts receivable at December 31, 2009 and May 31, 2009 included retentions to be collected within one year of $17.1 million and $15.2 million, respectively. Contract retentions collectible beyond one year are included in Other Assets on the Consolidated Balance Sheets and totaled $2.8 million at May 31, 2009. All retention balances as of December 31, 2009 were expected to be collected within the next 12 months.

Matrix Service Company

Notes to Consolidated Financial Statements

(unaudited)

Note 5 – Debt

The Company has a five-year, $75.0 million senior revolving credit facility (“Credit Facility”) that expires on November 30, 2012. The Credit Facility is guaranteed by substantially all of the Company’s subsidiaries and is secured by a lien on substantially all of the Company’s assets.

Availability under the Credit Facility is as follows:

	December 31, 2009	May 31, 2009
	(In thousands)
Credit Facility	$75,000	$75,000
Letters of credit	9,541	7,263

Availability under the Credit Facility	$65,459	$67,737

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

Matrix Service Company

Notes to Consolidated Financial Statements

(unaudited)

The estate of one of the deceased has settled its claim with the refinery owner, and the Company’s insurer paid a portion of the settlement on the refinery owner’s behalf as an additional insured. A trial involving the claim of the other estate against the refinery owner is scheduled for February 2010. The Company believes that any amounts which it may be required to pay the refinery owner beyond what it has previously reserved will be covered by its insurance policy.

Unapproved Change Orders and Claims

As of December 31, 2009 and May 31, 2009, costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of $1.7 million and $0.5 million, respectively. There were no claims included in costs and estimated earnings in excess of billings on uncompleted contracts at December 31, 2009 or May 31, 2009. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers generally will not pay these amounts until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

In addition to the unapproved change orders and claims that arise in the normal course of business, we are currently negotiating the settlement and collection of claim receivables that were acquired in a recent acquisition. These claim receivables were recorded at their estimated net realizable values, which included an allowance for the estimated collection costs. In the second quarter of fiscal 2010, the cumulative collection costs incurred exceeded the allowance for estimated collection costs resulting in a charge of $0.9 million which was recorded in SG&A expense. Terms of the settlements will determine whether or not these costs can be recovered.

Other

The Company and its subsidiaries are named as defendants in various other legal actions and are vigorously defending each of them. It is the opinion of management that none of the known legal actions will have a material adverse impact on the Company’s financial position, results of operations or liquidity.

Note 8 – Other Comprehensive Income

Other comprehensive income and accumulated other comprehensive income consisted of foreign currency translation adjustments.

	Three Months Ended		Six Months Ended		One Month Ended
	December 31, 2009	November 30, 2008	December 31, 2009	November 30, 2008	June 30, 2009
	(In thousands)
Net income	$4,533	$10,128	$9,042	$19,632	$994
Other comprehensive income (loss)	(20)	(1,792)	1,053	(2,429)	(815)

Comprehensive income	$4,513	$8,336	$10,095	$17,203	$179

Matrix Service Company

Notes to Consolidated Financial Statements

(unaudited)

Note 9 – Earnings per Common Share

Basic earnings per share (“EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted EPS includes the dilutive effect of employee and director stock options and nonvested deferred shares.

The computation of basic and diluted EPS is as follows:

	Basic and Diluted EPS (In thousands, except per share data)
	Three Months Ended		Six Months Ended		One Month Ended
	December 31, 2009	November 30, 2008	December 31, 2009	November 30, 2008	June 30, 2009
Basic EPS:
Net income	$4,533	$10,128	$9,042	$19,632	$994

Weighted average shares outstanding	26,273	26,102	26,234	26,087	26,192

Basic EPS	$0.17	$0.39	$0.34	$0.75	$0.04

Diluted EPS:
Weighted average shares outstanding - basic	26,273	26,102	26,234	26,087	26,192
Dilutive stock options	94	166	98	228	117
Dilutive nonvested deferred shares	92	132	117	141	125

Dilutive weighted average shares	26,459	26,400	26,449	26,456	26,434

Diluted EPS	$0.17	$0.38	$0.34	$0.74	$0.04

The following securities are considered antidilutive and have been excluded from the calculation of diluted earnings per share:

	Antidilutive Securities (In thousands)
	Three Months Ended		Six Months Ended		One Month Ended
	December 31, 2009	November 30, 2008	December 31, 2009	November 30 2008	June 30, 2009
Stock options	168	—	170	—	106
Nonvested deferred shares	266	136	231	109	118

Total antidilutive securities	434	136	401	109	224

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

Certain corporate assets including cash, property, plant and equipment, deferred taxes, and prepaid expenses have been presented as “Other”.

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

Matrix Service Company

Notes to Consolidated Financial Statements

(unaudited)

Results of Operations

(In thousands)

	Construction Services	Repair & Maintenance Services	Other	Total
Three Months Ended December 31, 2009
Gross revenues	$84,511	$69,849	$—	$154,360
Less: Inter-segment revenues	3,929	6	—	3,935

Revenues	80,582	69,843	—	150,425
Gross profit	11,894	6,548	—	18,442
Operating income	5,006	2,060	—	7,066
Income before income tax expense	5,139	2,217	—	7,356
Net income	3,224	1,309	—	4,533
Segment assets	120,697	88,760	68,806	278,263
Capital expenditures	234	719	863	1,816
Depreciation and amortization expense	1,647	1,300	—	2,947

Three Months Ended November 30, 2008
Gross revenues	$108,084	$77,499	$—	$185,583
Less: Inter-segment revenues	7,955	691	—	8,646

Revenues	100,129	76,808	—	176,937
Gross profit	12,761	13,608	—	26,369
Operating income	5,618	8,975	—	14,593
Income before income tax expense	5,680	9,069	—	14,749
Net income	4,434	5,694	—	10,128
Segment assets	135,887	96,865	31,771	264,523
Capital expenditures	932	814	1,739	3,485
Depreciation and amortization expense	1,359	1,121	—	2,480

Six Months Ended December 31, 2009
Gross revenues	$165,090	$130,025	$—	$295,115
Less: Inter-segment revenues	6,837	203	—	7,040

Revenues	158,253	129,822	—	288,075
Gross profit	22,990	12,870	—	35,860
Operating income	10,272	4,125	—	14,397
Income before income tax expense	10,351	4,288	—	14,639
Net income	6,517	2,525	—	9,042
Segment assets	120,697	88,760	68,806	278,263
Capital expenditures	502	806	1,541	2,849
Depreciation and amortization expense	3,330	2,636	—	5,966

Six Months Ended November 30, 2008
Gross revenues	$230,445	$149,666	$—	$380,111
Less: Inter-segment revenues	15,558	966	—	16,524

Revenues	214,887	148,700	—	363,587
Gross profit	27,806	25,234	—	53,040
Operating income	13,110	16,092	—	29,202
Income before income tax expense	13,383	16,706	—	30,089
Net income	8,813	10,819	—	19,632
Segment assets	135,887	96,865	31,771	264,523
Capital expenditures	1,973	1,744	2,873	6,590
Depreciation and amortization expense	2,771	2,090	—	4,861

One Month Ended June 30, 2009
Gross revenues	$29,224	$17,297	$—	$46,521
Less: Inter-segment revenues	693	3	—	696

Revenues	28,531	17,294	—	45,825
Gross profit	3,251	1,898	—	5,149
Operating income	1,141	438	—	1,579
Income before income tax expense	1,116	487	—	1,603
Net income	720	274	—	994
Capital expenditures	121	64	163	348
Depreciation and amortization expense	543	451	—	994

Matrix Service Company

Notes to Consolidated Financial Statements

(unaudited)

Segment Revenue from External Customers by Market

(In thousands)

	Construction Services	Repair & Maintenance Services	Total
Three Months Ended December 31, 2009
Aboveground Storage Tanks	$36,037	$25,076	$61,113
Downstream Petroleum	20,531	39,526	60,057
Electrical and Instrumentation	15,988	5,241	21,229
Specialty	8,026	—	8,026

Total	$80,582	$69,843	$150,425

Three Months Ended November 30, 2008
Aboveground Storage Tanks	$45,024	$51,309	$96,333
Downstream Petroleum	42,126	21,204	63,330
Electrical and Instrumentation	8,714	4,295	13,009
Specialty	4,265	—	4,265

Total	$100,129	$76,808	$176,937

Six Months Ended December 31, 2009
Aboveground Storage Tanks	$67,431	$51,867	$119,298
Downstream Petroleum	44,964	67,207	112,171
Electrical and Instrumentation	29,475	10,748	40,223
Specialty	16,383	—	16,383

Total	$158,253	$129,822	$288,075

Six Months Ended November 30, 2008
Aboveground Storage Tanks	$100,893	$99,206	$200,099
Downstream Petroleum	86,514	42,449	128,963
Electrical and Instrumentation	14,347	7,045	21,392
Specialty	13,133	—	13,133

Total	$214,887	$148,700	$363,587

One Month Ended June 30, 2009
Aboveground Storage Tanks	$10,267	$8,634	$18,901
Downstream Petroleum	8,593	7,039	15,632
Electrical and Instrumentation	7,459	1,621	9,080
Specialty	2,212	—	2,212

Total	$28,531	$17,294	$45,825

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

Note 13 – Subsequent Events

Pursuant to FASB ASC 855 – “Subsequent Events”, the Company has evaluated all subsequent events through February 4, 2010, which is the date the financial statements were issued with the filing of our second fiscal quarter 2010 Quarterly Report on Form 10-Q.

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

Unapproved Change Orders and Claims

As of December 31, 2009 and May 31, 2009 costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of $1.7 million and $0.5 million, respectively. There were no revenues related to claims included in costs and estimated earnings in excess of billings on uncompleted contracts at December 31, 2009 or May 31, 2009.

In addition to the unapproved change orders and claims that arise in the normal course of business, we are currently negotiating the settlement and collection of claim receivables that were acquired in a recent acquisition. These claim receivables were recorded at their estimated net realizable values, which included an allowance for the estimated collection costs. We believe that the value of the claim receivables currently recorded will be recovered through future collections of cash. However, the amounts that will be ultimately collected are unpredictable and the amounts realized may be significantly different than the recorded amounts which could result in an adjustment to future earnings. In the second quarter of fiscal 2010, the cumulative collection costs incurred exceeded the allowance for estimated collection costs resulting in a charge of $0.9 million which was recorded in SG&A expense. The Company will incur additional collection costs in future periods which will be charged to earnings since the allowance for collection costs has been exceeded. Terms of the settlements will determine whether or not these costs can be recovered.

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. As of December 31, 2009 and May 31, 2009, insurance reserves totaling $7.2 million, and $7.6 million, respectively, are included on our balance sheet. These amounts represent our best estimate of our ultimate obligations for asserted claims, insurance premium obligations and claims incurred but not yet reported at the balance sheet dates. We establish reserves for claims using a combination of actuarially determined estimates and a case-by-case evaluation of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. Additionally, the actual results of claim settlements could differ from the amounts estimated.

Goodwill

At May 31, 2009 the estimated fair value of the Construction Services segment exceeded its carrying value by 128% and the estimated fair value of the Repair and Maintenance Services segment exceeded its carrying value by 59%. Based on the excess of estimated fair value over carrying value at May 31, 2009 and the absence of any indicators of impairment at December 31, 2009, we do not currently anticipate recording a goodwill impairment charge for either of our reportable segments.

Recently Issued Accounting Standards

Other than the new pronouncements reported in our fiscal 2009 Annual Report on Form 10-K filed with the SEC and those discussed in Note 11 of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, there have been no new accounting pronouncements that are likely to have a material effect on us.

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

We did not recast the results for the prior fiscal periods because our financial reporting processes in place at the time included certain procedures that are only performed on a quarterly basis. Consequently, to recast those periods would have been impractical and would not have been cost-justified. Furthermore, we believe the quarters reported in fiscal 2009 provide a meaningful comparison to the fiscal 2010 quarters and there are no factors, seasonal or otherwise, that materially impact the comparability of information or trends.

RESULTS OF OPERATIONS

Overview

The Company has two reportable segments, Construction Services and Repair and Maintenance Services. The majority of the work for both segments is performed in the United States with approximately 5.6% of revenues generated in Canada during the six months ended December 31, 2009.

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

Three Months Ended December 31, 2009 Compared to the Three Months Ended November 30, 2008

Consolidated

Consolidated revenues were $150.4 million in fiscal 2010, a decrease of $26.5 million, or 15.0%, from consolidated revenues of $176.9 million in fiscal 2009. The decline in consolidated revenues was the result of decreases in the Construction Services segment of $19.5 million and in the Repair and Maintenance Services segment of $7.0 million. We did not experience the full effect of the recent recession in the markets in which we operate until later in fiscal 2009. Therefore, the comparable prior year revenues were only partially impacted by the effects of the economic recession.

Consolidated gross profit decreased from $26.4 million in fiscal 2009 to $18.4 million in fiscal 2010. The decrease of $8.0 million was due to lower revenues in fiscal 2010 and lower gross margins, which decreased to 12.3% in fiscal 2010 compared to 14.9% a year earlier. Gross margins in the Repair and Maintenance Services segment were 9.4% in the current fiscal year compared to 17.7% in the prior fiscal year. Construction Services segment gross margins were 14.8% in the current fiscal quarter compared to 12.7% in fiscal 2009. Gross margins in both segments were negatively affected by a lower volume of business available to recover construction overhead costs.

Consolidated SG&A expenses were $11.4 million in fiscal 2010 compared to $11.8 million in the prior fiscal year. The decline in SG&A expenses is due to our on-going cost reduction efforts related primarily to employee related costs and professional fees partially offset by a charge of $0.9 million incurred in fiscal 2010 related to higher than anticipated collection costs on claim receivables. SG&A expense as a percentage of revenue increased to 7.6% in fiscal 2010 compared to 6.7% in the prior fiscal year primarily due to lower revenues in fiscal 2010.

Net interest expense was $0.2 million in fiscal 2010. There was no net interest expense in fiscal 2009. Net interest expense in fiscal 2010 was primarily related to the non-cash amortization of Credit Facility deal fees, letter of credit and commitment fees paid under the Credit Facility and cash interest on our capital leases that was partially offset by interest income generated from investing excess cash during the period.

Other income in fiscal 2010 was $0.5 million and related primarily to a foreign currency transaction gain. Other income in fiscal 2009 was $0.2 million and related primarily to discounts taken for early payments to our vendors and settlement proceeds.

Income before income tax expense decreased to $7.4 million in fiscal 2010 from $14.7 million in fiscal 2009. This $7.3 million reduction was primarily due to the unfavorable impact of lower revenues and gross margins.

The effective tax rates for fiscal 2010 and fiscal 2009 were 38.4% and 31.3%, respectively. The prior fiscal year included a benefit of $1.0 million as certain operating loss carryforwards previously reserved were utilized or deemed to be fully utilizable.

Net income for fiscal 2010 decreased to $4.5 million, or $0.17 per fully diluted share, versus net income in fiscal 2009 of $10.1 million, or $0.38 per fully diluted share.

Construction Services

Revenues for the Construction Services segment were $80.6 million, compared with $100.1 million in fiscal 2009. The decrease of $19.5 million, or 19.5%, was primarily due to delays in project awards and a decline in our customers’ capital spending which led to lower Downstream Petroleum revenues, which decreased 51.3% to $20.5 million in fiscal 2010, compared to $42.1 million a year earlier, and lower Aboveground Storage Tank revenues, which decreased $9.0 million to $36.0 million in fiscal 2010, compared to $45.0 million a year earlier, partially offset by higher Electrical and Instrumentation revenues, which increased 83.9% to $16.0 million in fiscal 2010 compared to $8.7 million a year earlier and higher Specialty revenues, which improved $3.8 million.

Gross profit decreased from $12.8 million in fiscal 2009 to $11.9 million in fiscal 2010 due to lower revenues partially offset by higher gross margins which increased from 12.7% in fiscal 2009 to 14.8% in fiscal 2010. The gross margin improvement was due to higher direct margins partially offset by the unfavorable impact of unrecovered construction overhead costs caused by a lower volume of business.

Operating income and income before income tax expense were $5.0 million and $5.1 million in fiscal 2010 compared to $5.6 million and $5.7 million in fiscal 2009.

Repair and Maintenance Services

Revenues for the Repair and Maintenance Services segment were $69.8 million in fiscal 2010 compared to $76.8 million in fiscal 2009. The change was due to our customers applying discretion in the scope and timing of their maintenance programs which led to lower Aboveground Storage Tank revenues, which decreased $26.2 million to $25.1 million in fiscal 2010, compared to $51.3 million a year earlier. Largely offsetting this decline was an increase of $18.3 million in Downstream Petroleum revenues, which increased 86.3% to $39.5 million in fiscal 2010, compared to $21.2 million in the prior fiscal year. Electrical and Instrumentation revenues were $5.2 million in fiscal 2010, compared to $4.3 million a year earlier.

Gross profit decreased from $13.6 million in fiscal 2009 to $6.5 million in fiscal 2010 due to a reduction in revenues and lower gross margins. Gross margins were 9.4% in fiscal 2010 compared to 17.7% in fiscal 2009. The gross margin reduction was due to lower direct margins and the unfavorable impact of unrecovered construction overhead costs caused by a lower volume of business.

Operating income and income before income tax expense decreased to $2.1 million and $2.2 million, respectively, in fiscal 2010 compared to $9.0 million and $9.1 million in fiscal 2009.

Six Months Ended December 31, 2009 Compared to Six Months Ended November 30, 2008

Consolidated

Consolidated revenues were $288.1 million in fiscal 2010, a decrease of $75.5 million, or 20.8%, from consolidated revenues of $363.6 million in fiscal 2009. The decline in consolidated revenues was the result of decreases in the Construction Services segment of $56.6 million and the Repair and Maintenance Services segment of $18.9 million. We did not experience the full effect of the recent recession in the markets in which we operate until later in fiscal 2009. Therefore, the comparable prior year revenues were only partially impacted by the effects of the economic recession.

Consolidated gross profit decreased from $53.0 million in fiscal 2009 to $35.9 million in fiscal 2010. The reduction of $17.1 million was due primarily to the decrease in revenues and lower gross margins of 12.4% in fiscal 2010 compared to 14.6% in fiscal 2009. Gross margins in the Repair and Maintenance Services segment, were 9.9% in the current fiscal year versus 17.0% in the prior fiscal year. Construction Services segment gross margins were 14.5% in the current fiscal year compared to 12.9% in fiscal 2009. Gross margins in both segments were negatively affected by a lower volume of business available to recover construction overhead costs.

Consolidated SG&A expenses decreased $2.3 million, or 9.7%, in fiscal 2010 to $21.5 million from $23.8 million for fiscal 2009. The decrease in SG&A expense was due to the on-going cost reduction efforts related primarily to employee related costs and professional fees partially offset by a charge of $0.9 million incurred in fiscal 2010 related to higher than anticipated collection costs on claim receivables. SG&A expense as a percentage of revenue increased to 7.5% in fiscal 2010 compared to 6.6% in the prior fiscal year as the effect of the reduction in SG&A expenses was more than offset by the impact of lower fiscal 2010 revenues.

Net interest expense was $0.3 million in fiscal 2010. There was no net interest expense in fiscal 2009. Net interest expense in fiscal 2010 was primarily related to the non-cash amortization of Credit Facility deal fees, letter of credit and commitment fees paid under the Credit Facility and cash interest on our capital leases that was partially offset by interest income generated from investing excess cash during the period.

Other income in fiscal 2010 was $0.5 million and related primarily to a foreign currency transaction gain. Other income in fiscal 2009 was $0.9 million and related primarily to insurance proceeds received.

Income before income tax expense decreased to $14.6 million in fiscal 2010 from $30.1 million in fiscal 2009. This $15.5 million reduction was primarily a result of the unfavorable impact of lower revenues and gross margins partially offset by lower SG&A expenses.

The effective tax rate for fiscal 2010 was 38.2% compared to 34.8% in fiscal 2009. In fiscal 2009, certain operating loss carryforwards previously reserved were utilized or deemed to be fully utilizable resulting in a benefit of $1.0 million.

Net income for fiscal 2010 decreased to $9.0 million, or $0.34 per fully diluted share, versus net income in fiscal 2009 of $19.6 million, or $0.74 per fully diluted share.

Construction Services

Revenues for the Construction Services segment were $158.3 million, compared with $214.9 million in the same period a year earlier. The decrease of $56.6 million, or 26.3%, was due to delays in project awards and a decline in our customers’ capital spending which has resulted in lower Downstream Petroleum revenues, which decreased 48.0% to $45.0 million in fiscal 2010, compared to $86.5 million a year earlier, and lower Aboveground Storage Tank revenues, which decreased $33.5 million to $67.4 million in fiscal 2010, compared to $100.9 million a year earlier. These decreases were partially offset by higher Electrical and Instrumentation revenues, which increased 106.3% to $29.5 million in fiscal 2010 compared to $14.3 million a year earlier, and higher Specialty revenues which increased $3.3 million to $16.4 million in fiscal 2010 compared to $13.1 million in fiscal 2009.

Gross profit decreased from $27.8 million in fiscal 2009 to $23.0 million in fiscal 2010 due to the reduction in revenues partially offset by higher gross margins which improved to 14.5% compared to 12.9% in fiscal 2009. The gross margin improvement was due to higher direct margins partially offset by the unfavorable impact of unrecovered construction overhead costs caused by a lower volume of business.

Operating income and income before income tax expense were $10.3 million and $10.4 million in fiscal 2010 compared to $13.1 million and $13.4 million in fiscal 2009.

Repair and Maintenance Services

Revenues for the Repair and Maintenance Services segment were $129.8 million in fiscal 2010 compared to $148.7 million in fiscal 2009. The decline was due to our customers applying discretion in the scope and timing of their maintenance programs which has resulted in lower Aboveground Storage Tank revenues, which decreased 47.7% to $51.9 million in fiscal 2010, compared to $99.2 million in the prior fiscal year. This decline was partially offset by higher Electrical and Instrumentation and Downstream Petroleum revenues, which increased to $67.2 million and $10.7 million in fiscal 2010, compared to $42.4 million and $7.0 million a year earlier.

Gross profit decreased from $25.2 million in fiscal 2009 to $12.9 million in fiscal 2010 due to the reduction in revenues and lower margins which were 9.9% in fiscal 2010 and 17.0% in fiscal 2009. The gross margin reduction was due to lower direct margins and the unfavorable impact of unrecovered construction overhead costs caused by a lower volume of business.

Operating income and income before income tax expense decreased to $4.1 million and $4.3 million, respectively, in fiscal 2010, compared to $16.1 million and $16.7 million in fiscal 2009.

One Month Ended June 30, 2009 Compared to One Month Ended June 30, 2008

Revenues declined $14.2 million, or 23.7%, from $60.0 million in the prior period to $45.8 million in fiscal 2010. The decline was due to lower Construction Services revenues, which decreased $7.8 million from $36.3 million in the prior period to $28.5 million in fiscal 2010, and lower Repair and Maintenance Services revenues, which decreased $6.4 million from $23.7 million in the prior period to $17.3 million in fiscal 2010.

Gross profit decreased $4.7 million to $5.1 million in fiscal 2010 compared to $9.8 million a year earlier. The decline in gross profit was due to lower revenues, which decreased 23.7%, and lower gross margins which decreased from 16.3% in the prior period to 11.2% in fiscal 2010. The decline in gross margins was due to lower margins in the Construction Services segment which decreased from 15.4% to 11.4% and lower margins in the Repair and Maintenance Services segment which decreased to 11.0% compared to 17.6% a year earlier. Gross margins in both segments were negatively affected by a lower volume of business available to recover construction overhead costs in fiscal 2010

Income before income taxes decreased $4.5 million, from $6.1 million in the prior period to $1.6 million in the current fiscal year. The decline was due to lower gross profit, which decreased $4.7 million, partially offset by lower SG&A expenses.

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

June Transition Period

The following table provides a summary of changes in our backlog for the June Transition Period:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Backlog as of May 31, 2009	$233,579	$167,494	$401,073
New backlog awarded	20,211	17,637	37,848
Revenue recognized on contracts in backlog	(28,531)	(17,294)	(45,825)
Backlog cancelled	(999)	—	(999)

Backlog as of June 30, 2009	$224,260	$167,837	$392,097

Three Months Ended December 30, 2009

At December 31, 2009, the Construction Services segment had a backlog of $182.4 million, as compared to a backlog of $167.9 million at September 30, 2009. The increase of $14.5 million was due to higher Electrical and Instrumentation and Downstream Petroleum backlog which increased $24.3 million and $10.9 million, respectively, partially offset by a decrease in Aboveground Storage Tank backlog of $20.7. Specialty was unchanged at $10.5 million. Project cancellations of $5.6 million contributed to the backlog reductions in Aboveground Storage Tank.

Backlog at December 31, 2009 and September 30, 2009 for the Repair and Maintenance Services segment was $141.3 million and $160.3 million, respectively. The decrease of $19.0 million was due to decreases in Aboveground Storage Tank and Downstream Petroleum backlog of $19.2 million and $7.9 million, partially offset by an increase of $8.1 million in Electrical and Instrumentation backlog.

The following table provides a summary of changes in our backlog for the three months ended December 31, 2009:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Backlog as of September 30, 2009	$167,852	$160,266	$328,118
New backlog awarded	100,759	50,862	151,621
Revenue recognized on contracts in backlog	(80,582)	(69,843)	(150,425)
Backlog cancelled	(5,600)	—	(5,600)

Backlog as of December 31, 2009	$182,429	$141,285	$323,714

Six Months Ended December 31, 2009

At December 31, 2009, the Construction Services segment backlog was $182.4 million, as compared to $224.3 million as of June 30, 2009. The decrease of $41.9 million was due to declines in Aboveground Storage Tank, Specialty, and Downstream Petroleum backlog of $48.7 million, $16.4 million and $2.9 million, respectively. Partially offsetting these reductions was an increase in Electrical and Instrumentation backlog of $26.1 million. Project cancellations negatively impacted backlog and totaled $5.6 million, $2.5 million and $10.1 million in Aboveground Storage Tank, Downstream Petroleum and Specialty, respectively.

Backlog at December 31, 2009 and June 30, 2009 for the Repair and Maintenance Services segment was $141.3 million and $167.8 million, respectively. The decrease of $26.5 million was due to decreases in the Aboveground Storage Tank backlog of $26.0 million and the Electrical and Instrumentation backlog of $2.2 million partially offset by an increase in the Downstream Petroleum backlog of $1.7 million.

The following table provides a summary of changes in our backlog for the six months ended December 31, 2009:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Backlog as of June 30, 2009	$224,260	$167,837	$392,097
New backlog awarded	134,660	103,270	237,930
Revenue recognized on contracts in backlog	(158,253)	(129,822)	(288,075)
Backlog cancelled	(18,238)	—	(18,238)

Backlog as of December 31, 2009	$182,429	$141,285	$323,714

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

	Reconciliation of EBITDA to Net Income (In thousands)
	Three Months Ended		Six Months Ended		One Month Ended
	December 31, 2009	November 30, 2008	December 31, 2009	November 30, 2008	June 30, 2009
Net income	$4,533	$10,128	$9,042	$19,632	$994
Interest expense (1)	188	19	362	24	91
Provision for income taxes	2,823	4,621	5,597	10,457	609
Depreciation and amortization	2,947	2,480	5,966	4,861	994

EBITDA	$10,491	$17,248	$20,967	$34,974	$2,688

(1)	Interest expense for the three and six months ended November 30, 2008 was net of interest income.

FINANCIAL CONDITION AND LIQUIDITY

Overview

We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all contractual obligations. Our primary sources of liquidity for the one month ended June 30, 2009 and the six months ended December 31, 2009 were cash on hand at the beginning of the period and cash flows from operations. Cash on hand at December 31, 2009 totaled $61.4 million and availability under the Credit Facility totaled $65.5 million resulting in total liquidity of $126.9 million. Factors that routinely impact our liquidity include, but are not limited to:

•	Changes in working capital that occurs as the volume of our business fluctuates

•	Contract terms that determine the timing of billings to customers and the collection of those billings

•	Some cost plus and fixed price customer contracts are billed based on milestones which may require us to incur significant expenditures prior to collections from our customers.

•	Time and material contracts are normally billed in arrears. Therefore, we are routinely required to carry these costs until they can be billed and collected.

•	Some of our large construction projects may require significant retentions or security in the form of letters of credit.

•	Capital expenditures

•	Strategic investments in new operations

•	Acquisitions of new businesses

•	Purchases of shares under our stock buyback program

•	Contract disputes or collection issues resulting from the failure of a significant customer

In fiscal 2009, we funded the acquisitions of S.M. Electric Company, Inc. and the purchase of certain assets, technology and resources for the design and construction of specialty cryogenic tanks with cash on hand. However, in the future we may elect to raise additional capital by issuing common stock, convertible notes, term debt or increase the capacity of our Credit Facility as necessary to fund our operations or to fund the acquisition of new businesses. We will continue to evaluate our working capital requirements and other factors to maintain sufficient liquidity.

Cash Flow in the Six Months Ended December 31, 2009

Cash Flows from Operating Activities

Cash flow from operations for the six months ended December 31, 2009 totaled $11.9 million. The cash generated from operations was primarily due to profitable operating results, partially offset by an increase in working capital. The cash reduction caused by working capital changes was due primarily to cash paid to reduce accounts payable and accrued expenses and the funding of work to reduce billings on uncompleted contracts in excess of costs and estimated earnings, substantially offset by a reduction in accounts receivable.

Cash Flows from Investing Activities

Investing activities used $2.8 million of cash in the six months ended December 31, 2009 primarily due to capital expenditures. Capital expenditures included $0.9 million for construction equipment, $0.8 million for transportation equipment, $0.8 million for furniture and fixtures, and $0.3 million for land and buildings. Assets acquired through capital leases totaled $0.3 million and are reported as non-cash additions to Property, Plant and Equipment in the Consolidated Statement of Cash Flows.

Cash Flows from Financing Activities

Financing activities used $0.9 million of cash in the six months ended December 31, 2009. The cash decrease is due to capital lease payments of $0.6 million and treasury stock purchases of $0.4 million partially offset by proceeds received from the issuance of common stock of $0.1 million.

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

The Credit Facility is primarily used to facilitate the issuance of letters of credit and may be used to fund short-term changes in working capital, if necessary. At December 31, 2009, $9.5 million of letters of credit were outstanding to support certain workers’ compensation insurance programs and construction contracts. Availability at December 31, 2009 totaled $65.5 million. We believe the facility provides adequate liquidity and financial flexibility to support our expected growth.

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

Dividend Policy

We have never paid cash dividends on our Common Stock, and the terms of our Credit Facility limits the amount of cash dividends we can pay. We currently intend to retain earnings to finance the growth of our business. Any payment of cash dividends in the future will depend upon our financial condition, capital requirements and earnings as well as other factors the Board of Directors may deem relevant.

Stock Repurchase Program and Treasury Shares

On February 4, 2009 our Board of Directors authorized a stock buyback program (“February 2009 Program”) that allows the Company to purchase up to 3,000,000 shares of Common Stock provided that such purchases do not exceed $25.0 million in any calendar year commencing in calendar year 2009 and continuing through calendar year 2012. The February 2009 Program replaced the previous stock buyback program that had been in place since October 2000. The Company did not purchase any common shares under the February 2009 Program during either the June Transition Period or the six months ended December 31, 2009. Matrix Service may purchase shares in future periods if sufficient liquidity exists and the Company believes that it is in the best interest of the shareholders.

In addition to any stock buyback program that may be in effect, the Company may withhold shares of Common Stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix Service withheld 44,334 shares in the six months ended December 31, 2009 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares. There were no shares withheld to satisfy tax withholding obligations in the June Transition Period.

The Company has 1,582,261 treasury shares as of December 31, 2009 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

Outlook

As we enter the second half of our 2010 fiscal year, we remain cautious as we continue to experience strong competition, with project awards coming at a pace slower than we expected. Increased competition, coupled with a tough economic environment will cause pressure on our margins to continue over the near term. However, consolidated backlog stabilized in the second quarter and we are optimistic that the remainder of fiscal 2010 will show continued improvement assuming the economic environment does not deteriorate.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended December 31, 2009.

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

Issuer Purchases of Equity Securities

On February 4, 2009 our Board of Directors authorized a stock buyback program (“February 2009 Program”) that allows the Company to purchase up to 3,000,000 shares of Common Stock provided that such purchases do not exceed $25.0 million in any calendar year commencing in calendar year 2009 and continuing through calendar year 2012. The February 2009 Program replaced the previous stock buyback program that had been in place since October 2000. The Company did not purchase any common shares under the February 2009 Program during either the June Transition Period or the six months ended December 31, 2009. Matrix Service may purchase shares in future periods if sufficient liquidity exists and the Company believes that it is in the best interest of the shareholders.

In addition to any stock buyback program that may be in effect, the Company may withhold shares of Common Stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix Service withheld 43,674 shares in the three months ended December 31, 2009 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares.

The Company has 1,582,261 treasury shares as of December 31, 2009 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2009	15,584	$9.60	—	3,000,000
November 1 to November 30, 2009	28,090	9.47	—	3,000,000
December 1 to December 31, 2009	—	—	—	3,000,000

Total	43,674	$9.52

Dividend Policy

We have never paid cash dividends on our Common Stock, and the terms of our Credit Facility limits the amount of cash dividends we can pay. We currently intend to retain earnings to finance the growth of our business. Any payment of cash dividends in the future will depend upon our financial condition, capital requirements and earnings as well as other factors the Board of Directors may deem relevant.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holderspitem

The Company’s annual meeting of stockholders was held in Tulsa, Oklahoma on October 23, 2009. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement, and all nominees were re-elected.

Out of a total of 26,195,615 shares of the Company’s common stock outstanding and entitled to vote, 24,811,816 shares were present at the meeting in person or by proxy, representing approximately 94.7 percent. Matters voted upon at the meeting were as follows:

•

Six directors to serve on the Company’s Board of Directors. Messrs. Michael J. Bradley, Michael J. Hall, I. Edgar (Ed) Hendrix, Paul K. Lackey, Tom E. Maxwell and David J. Tippeconnic were elected to serve until the 2010 Annual Meeting. The vote tabulation with respect to each nominee was as follows:

Nominee	For	Authority Withheld
Michael J. Bradley	24,363,482	448,334
Michael J. Hall	24,186,335	625,481
I. Edgar (Ed) Hendrix	24,368,464	443,352
Paul K. Lackey	24,361,672	450,144
Tom E. Maxwell	23,013,068	1,798,748
David J. Tippeconnic	24,382,404	429,412

•	Ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for fiscal 2010.

For	Against	Abstain	Broker Non-Votes
24,770,853	30,096	9,748	—

•

Ratified Amendment Number Three to the Matrix Service Company 2004 Stock Incentive Plan which increased the number shares of Common Stock of the Company that can be issued under the plan from 1,200,000 shares to 2,300,000 shares. The tabulation was as follows:

For	Against	Abstain	Broker Non-Votes
21,257,487	1,033,175	822,343	1,697,693

Item 5.	Other Information

None

Item 6.	Exhibits:

Exhibit 10:	Amendment 3 to Matrix Service Company 2004 Stock Incentive Plan (filed as Exhibit A to Schedule 14A filed on September 11, 2009 and incorporated by reference herein).

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date: February 4, 2010	By:	/S/ THOMAS E. LONG
Thomas E. Long Vice President Finance and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer

EXHIBIT INDEX

Exhibit 10:	Amendment 3 to Matrix Service Company 2004 Stock Incentive Plan (filed as Exhibit A to Schedule 14A filed on September 11, 2009 and incorporated by reference herein).

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.