Form 10-Q
period 2010-03-31
MATRIX SERVICE CO
filed 2010-05-07
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

As of May 7, 2010 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,314,773 shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Matrix Service Company

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended		One Month Ended
	March 31, 2010	February 28, 2009	March 31, 2010	February 28, 2009	June 30, 2009

Revenues	$122,013	$146,262	$410,088	$509,849	$45,825
Cost of revenues	108,720	128,301	360,935	438,848	40,676

Gross profit	13,293	17,961	49,153	71,001	5,149
Selling, general and administrative expenses	13,248	10,916	34,711	34,754	3,570

Operating income	45	7,045	14,442	36,247	1,579

Other income (expense):
Interest expense	(163)	(139)	(525)	(376)	(91)
Interest income	10	68	70	281	17
Other	208	(179)	752	732	98

Income before income tax expense	100	6,795	14,739	36,884	1,603
Provision for federal, state and foreign income taxes	37	2,583	5,634	13,040	609

Net income	$63	$4,212	$9,105	$23,844	$994

Basic earnings per common share	$0.00	$0.16	$0.35	$0.91	$0.04

Diluted earnings per common share	$0.00	$0.16	$0.34	$0.90	$0.04

Weighted average common shares outstanding:
Basic	26,307	26,147	26,258	26,107	26,192
Diluted	26,521	26,322	26,477	26,426	26,434

See accompanying notes.

Matrix Service Company

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2010	May 31, 2009
Assets

Current assets:
Cash and cash equivalents	$53,298	$34,553
Accounts receivable, less allowances (March 31, 2010 - $756 and May 31, 2009 - $710)	73,574	122,283
Costs and estimated earnings in excess of billings on uncompleted contracts	39,761	35,619
Inventories	4,479	4,926
Income taxes receivable	2,075	647
Deferred income taxes	4,162	4,843
Prepaid expenses	3,886	3,935
Other current assets	1,647	3,044

Total current assets	182,882	209,850

Property, plant and equipment at cost:
Land and buildings	27,862	27,319
Construction equipment	52,927	53,925
Transportation equipment	19,117	17,971
Furniture and fixtures	13,648	14,527
Construction in progress	1,750	812

	115,304	114,554
Accumulated depreciation	(60,978)	(55,745)

	54,326	58,809

Goodwill	27,336	25,768
Other intangible assets	4,215	4,571
Other assets	937	4,453

Total assets	$269,696	$303,451

See accompanying notes.

Matrix Service Company

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2010	May 31, 2009
Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$28,084	$48,668
Billings on uncompleted contracts in excess of costs and estimated earnings	28,403	51,305
Accrued insurance	7,833	7,612
Accrued wages and benefits	15,338	16,566
Current capital lease obligation	945	1,039
Other accrued expenses	2,618	2,200

Total current liabilities	83,221	127,390

Long-term capital lease obligation	290	850
Deferred income taxes	4,101	4,822

Stockholders’ equity:
Common stock - $.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of March 31, 2010 and May 31, 2009	279	279
Additional paid-in capital	111,295	110,272
Retained earnings	85,492	75,393
Accumulated other comprehensive income	1,158	596

	198,224	186,540

Less: Treasury stock, at cost – 1,580,481 shares as of March 31, 2010 and 1,696,517 shares as of May 31, 2009	(16,140)	(16,151)

Total stockholders’ equity	182,084	170,389

Total liabilities and stockholders’ equity	$269,696	$303,451

See accompanying notes.

Matrix Service Company

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended		One Month Ended
	March 31, 2010	February 28, 2009	June 30, 2009
Operating activities:

Net income	$9,105	$23,844	$994
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	8,880	7,617	994
Deferred income tax	256	(1,173)	(411)
(Gain) loss on sale of property, plant and equipment	26	220	(19)
Provision for uncollectible accounts	2,838	303	66
Stock-based compensation expense	1,557	3,091	238
Tax benefit deficiency from the vesting of deferred shares	(393)	—	—
Other	118	325	4
Changes in operating assets and liabilities increasing (decreasing) cash:
Receivables	26,388	5,310	22,214
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,477)	15,643	(722)
Inventories	536	(1,871)	(89)
Prepaid expenses and other assets	2,821	14	(1,171)
Accounts payable	(15,051)	(15,164)	(5,676)
Billings on uncompleted contracts in excess of costs and estimated earnings	(23,956)	(4,875)	1,054
Accrued expenses	(1,347)	(4,772)	591
Income tax receivable/payable	(2,267)	(2,612)	839

Net cash provided by operating activities	5,034	25,900	18,906

Investing activities:

Acquisition of property, plant and equipment	(4,059)	(8,618)	(348)
Proceeds from asset sales	87	998	21
Acquisition of businesses, net of cash acquired	—	(15,142)	—

Net cash used by investing activities	$(3,972)	$(22,762)	$(327)

See accompanying notes.

Matrix Service Company

Consolidated Statements of Cash Flows (continued)

(In thousands)

(Unaudited)

	Nine Months Ended		One Month Ended
	March 31, 2010	February 28, 2009	June 30, 2009
Financing activities:

Issuances of common stock	$67	$202	$—
Capital lease payments	(829)	(822)	(87)
Tax benefit of exercised stock options	2	106	—
Purchase of treasury shares	(428)	(32)	—
Debt amendment fees	—	(213)	—

Net cash used by financing activities	(1,188)	(759)	(87)

Effect of exchange rate changes on cash	948	(1,816)	(569)

Net increase in cash and cash equivalents	822	563	17,923
Cash and cash equivalents, beginning of period	52,476	21,989	34,553

Cash and cash equivalents, end of period	$53,298	$22,552	$52,476

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$7,810	$16,764	$247

Interest	$400	$292	$142

Non-cash investing and financing activities:
Equipment acquired through capital leases	$236	$756	$26

Purchases of property, plant and equipment on account	$100	$112	$112

See accompanying notes.

Matrix Service Company

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Translation Adjustments	Total

Balances, May 31, 2009	$279	$110,272	$75,393	$(16,151)	$596	$170,389

Net income	—	—	994	—	—	994
Other comprehensive loss	—	—	—	—	(815)	(815)

Comprehensive income						179
Issuance of deferred shares (1,952 shares)	—	(5)	—	5	—	—
Tax effect from the vesting of deferred shares	—	(9)	—	—	—	(9)
Stock-based compensation expense	—	238	—	—	—	238

Balances, June 30, 2009	279	110,496	76,387	(16,146)	(219)	170,797

Net income	—	—	9,105	—	—	9,105
Other comprehensive income	—	—	—	—	1,377	1,377

Comprehensive income						10,482
Exercise of stock options (11,500 shares)	—	36	—	31	—	67
Issuance of deferred shares (147,488 shares)	—	(403)	—	403	—	—
Treasury share purchases (44,904 shares)	—	—	—	(428)	—	(428)
Tax effect of exercised stock options and the vesting of deferred shares	—	(391)	—	—	—	(391)

Stock-based compensation expense	—	1,557	—	—	—	1,557

Balances, March 31, 2010	$279	$111,295	$85,492	$(16,140)	$1,158	$182,084

Balances, May 31, 2008	$279	$108,402	$44,809	$(16,374)	$1,584	$138,700

Net income	—	—	23,844	—	—	23,844
Other comprehensive loss	—	—	—	—	(2,804)	(2,804)

Comprehensive income						21,040
Exercise of stock options (48,650 shares)	—	75	(5)	132	—	202
Issuance of deferred shares (41,627 shares)	—	(109)	—	109	—	—
Purchase of treasury shares (2,900 shares)	—	—	—	(32)	—	(32)
Tax effect of exercised stock options and vesting of deferred shares	—	(85)	—	—	—	(85)
Stock-based compensation expense	—	3,091	—	—	—	3,091

Balances, February 28, 2009	$279	$111,374	$68,648	$(16,165)	$(1,220)	$162,916

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

Matrix Service Company

Notes to Consolidated Financial Statements

(Unaudited)

Note 3 – Goodwill

The changes in the carrying amount of goodwill by segment from May 31, 2009 to March 31, 2010 are as follows:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Balance at May 31, 2009	$5,595	$20,173	$25,768
Purchase price adjustments	832	554	1,386
Translation adjustment	—	182	182

Balance at March 31, 2010	$6,427	$20,909	$27,336

The purchase price adjustments related to the February 5, 2009 acquisition of S.M. Electric Company, Inc. and were recorded in the June Transition Period and the first and second quarters of fiscal 2010. The adjustments primarily related to the value of contracts that were in progress at the acquisition date.

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

	March 31, 2010	May 31, 2009
	(In thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$629,392	$1,071,904
Billings on uncompleted contracts	618,034	1,087,590

	$11,358	$(15,686)

Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$39,761	$35,619
Billings on uncompleted contracts in excess of costs and estimated earnings	28,403	51,305

	$11,358	$(15,686)

Progress billings in accounts receivable at March 31, 2010 and May 31, 2009 included retentions to be collected within one year of $14.1 million and $15.2 million, respectively. Contract retentions collectible beyond one year are included in Other Assets on the Consolidated Balance Sheets and totaled $2.8 million at May 31, 2009. All retention balances as of March 31, 2010 were expected to be collected within the next 12 months.

Matrix Service Company

Notes to Consolidated Financial Statements

(Unaudited)

Note 5 – Debt

The Company has a five-year, $75.0 million senior revolving credit facility (“Credit Facility”) that expires on November 30, 2012. The Credit Facility is guaranteed by substantially all of the Company’s subsidiaries and is secured by a lien on substantially all of the Company’s assets.

Availability under the Credit Facility is as follows:

	March 31, 2010	May 31, 2009
	(In thousands)
Credit Facility	$75,000	$75,000
Letters of credit	9,543	7,263

Availability under the Credit Facility	$65,457	$67,737

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

Typically our contracts require us to indemnify our customers for injury, damage or loss arising from the performance of our services and provide warranties for materials and workmanship. The Company may also be required to name the customer as an additional insured under certain insurance policies up to the limits of insurance available, or we may have to purchase special insurance policies or surety bonds for specific customers or provide letters of credit issued under our Credit Facility in lieu of bonds to satisfy performance and financial guarantees on some projects. Matrix Service maintains a performance and payment bonding line sufficient to support the business. The Company generally requires its subcontractors to indemnify the Company and the Company’s customer and name the Company as an additional insured for activities arising out of the subcontractors’ presence at the customer’s location. We also require certain subcontractors to provide additional insurance policies or surety bonds, in favor of the Company, to secure the subcontractors’ work as required by the subcontract.

Delaware Refinery Accident

On November 6, 2005, two employees of the Company’s subsidiary Matrix Service Industrial Contractors, Inc. (“MSICI”), were fatally injured in an accident that occurred at a refinery in Delaware City, Delaware. The estates of both employees have sued the refinery owner for unspecified damages, including punitive damages. On January 10, 2007 the refinery owner filed a complaint in the Superior Court of the State of Delaware, New Castle County, against the Company and MSICI seeking status as an additional insured under the Company’s insurance policy and for indemnification for any amounts which it may be required to pay to the estates of the deceased.

Matrix Service Company

Notes to Consolidated Financial Statements

(Unaudited)

The estate of one of the deceased has settled its claim with the refinery owner, and the Company’s insurer paid a portion of the settlement on the refinery owner’s behalf as an additional insured. A trial involving the claim of the other estate against the refinery owner commenced on February 15, 2010; however, a mistrial was declared. The trial is scheduled to reconvene in July of 2010. The Company believes that any amounts which it may be required to pay the refinery owner beyond what it has previously reserved will be covered by its insurance policy.

EPA Penalty

On April 20, 2010 the Company received notification from the EPA alleging non-compliance with certain reporting requirements mandated by the Emergency Planning and Community Right to Know Act. The EPA alleges that the Company failed to submit Toxic Release Inventory Reporting Forms in calendar years 2004, 2005, 2006 and 2008 for chromium, manganese, and nickel. The alleged reporting violations relate to the Company’s fabrication facility in Catoosa, Oklahoma and have resulted in a penalty assessment of $0.3 million. The Company is involved in on-going discussions with the EPA to resolve this matter.

Unapproved Change Orders and Claims

As of March 31, 2010 and May 31, 2009, costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of $2.6 million and $0.5 million, respectively. There were no claims included in costs and estimated earnings in excess of billings on uncompleted contracts at March 31, 2010 or May 31, 2009. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers generally will not pay these amounts until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

Acquired Claim Receivables

The Company is currently negotiating the settlement and collection of claim receivables that were recorded in the allocation of the purchase price in a recent acquisition. These claim receivables were recorded at their estimated net realizable values, which included an allowance for the estimated collection costs.

On April 1, 2010 the Company was awarded $0.5 million through arbitration on one of the claims. This award was less than the claim’s recorded value and resulted in a pretax charge in the third quarter of fiscal 2010 of $2.5 million. Additionally, as a part of the Company’s ongoing assessment of the recoverability of the remaining balances, the Company recorded a pretax charge in the third quarter of fiscal 2010 of $0.4 million. Finally, cumulative collection costs have exceeded the original estimate of the allowance for collection costs resulting in pretax SG&A charges in the second and third quarters of fiscal 2010 of $0.9 million and $0.6 million, respectively.

Other

The Company and its subsidiaries are named as defendants in various other legal actions and are vigorously defending each of them. It is the opinion of management that none of the known legal actions will have a material adverse impact on the Company’s financial position, results of operations or liquidity.

Matrix Service Company

Notes to Consolidated Financial Statements

(Unaudited)

Note 8 – Other Comprehensive Income

Other comprehensive income and accumulated other comprehensive income consisted of foreign currency translation adjustments.

	Three Months Ended		Nine Months Ended		One Month Ended
	March 31, 2010	February 28, 2009	March 31, 2010	February 28, 2009	June 30, 2009
	(In thousands)
Net income	$63	$4,212	$9,105	$23,844	$994
Other comprehensive income (loss)	324	(375)	1,377	(2,804)	(815)

Comprehensive income	$387	$3,837	$10,482	$21,040	$179

Note 9 – Earnings per Common Share

Basic earnings per share (“EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted EPS includes the dilutive effect of employee and director stock options and nonvested deferred shares.

The computation of basic and diluted EPS is as follows:

	Basic and Diluted EPS (In thousands, except per share data)
	Three Months Ended		Nine Months Ended		One Month Ended
	March 31,	February 28,	March 31,	February 28,	June 30,
	2010	2009	2010	2009	2009
Basic EPS:
Net income	$63	$4,212	$9,105	$23,844	$994

Weighted average shares outstanding	26,307	26,147	26,258	26,107	26,192

Basic EPS	$0.00	$0.16	$0.35	$0.91	$0.04

Diluted EPS:
Weighted average shares outstanding - basic	26,307	26,147	26,258	26,107	26,192
Dilutive stock options	109	58	101	175	117
Dilutive nonvested deferred shares	105	117	118	144	125

Diluted weighted average shares outstanding	26,521	26,322	26,477	26,426	26,434

Diluted EPS	$0.00	$0.16	$0.34	$0.90	$0.04

Matrix Service Company

Notes to Consolidated Financial Statements

(Unaudited)

The following securities are considered antidilutive and have been excluded from the calculation of diluted earnings per share:

	Antidilutive Securities (In thousands)
	Three Months Ended		Nine Months Ended		One Month Ended
	March 31,	February 28,	March 31,	February 28,	June 30,
	2010	2009	2010	2009	2009
Stock options	106	216	123	—	106
Nonvested deferred shares	68	646	86	126	118

Total antidilutive securities	174	862	209	126	224

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

Matrix Service Company

Notes to Consolidated Financial Statements

(Unaudited)

Results of Operations

(In thousands)

	Construction Services	Repair and Maintenance Services	Other	Total
Three Months Ended March 31, 2010
Gross revenues	$79,394	$45,701	$—	$125,095
Less: Inter-segment revenues	3,073	9	—	3,082

Revenues	76,321	45,692	—	122,013
Gross profit	10,098	3,195	—	13,293
Operating income (loss)	880	(835)	—	45
Income (loss) before income tax expense	797	(697)	—	100
Net income (loss)	369	(306)	—	63
Segment assets	117,974	89,214	62,508	269,696
Capital expenditures	63	276	871	1,210
Depreciation and amortization expense	1,646	1,268	—	2,914

Three Months Ended February 28, 2009
Gross revenues	$85,607	$66,520	$—	$152,127
Less: Inter-segment revenues	5,740	125	—	5,865

Revenues	79,867	66,395	—	146,262
Gross profit	9,332	8,629	—	17,961
Operating income	2,641	4,404	—	7,045
Income before income tax expense	2,365	4,430	—	6,795
Net income	1,451	2,761	—	4,212
Segment assets	148,078	115,887	32,124	296,089
Capital expenditures	388	81	1,559	2,028
Depreciation and amortization expense	1,572	1,184	—	2,756

Nine Months Ended March 31, 2010
Gross revenues	$244,484	$175,726	$—	$420,210
Less: Inter-segment revenues	9,910	212	—	10,122

Revenues	234,574	175,514	—	410,088
Gross profit	33,088	16,065	—	49,153
Operating income	11,152	3,290	—	14,442
Income before income tax expense	11,148	3,591	—	14,739
Net income	6,886	2,219	—	9,105
Segment assets	117,974	89,214	62,508	269,696
Capital expenditures	565	1,082	2,412	4,059
Depreciation and amortization expense	4,976	3,904	—	8,880

Nine Months Ended February 28, 2009
Gross revenues	$316,052	$216,186	$—	$532,238
Less: Inter-segment revenues	21,298	1,091	—	22,389

Revenues	294,754	215,095	—	509,849
Gross profit	37,138	33,863	—	71,001
Operating income	15,751	20,496	—	36,247
Income before income tax expense	15,748	21,136	—	36,884
Net income	10,264	13,580	—	23,844
Segment assets	148,078	115,887	32,124	296,089
Capital expenditures	2,361	1,825	4,432	8,618
Depreciation and amortization expense	4,343	3,274	—	7,617

One Month Ended June 30, 2009
Gross revenues	$29,224	$17,297	$—	$46,521
Less: Inter-segment revenues	693	3	—	696

Revenues	28,531	17,294	—	45,825
Gross profit	3,251	1,898	—	5,149
Operating income	1,141	438	—	1,579
Income before income tax expense	1,116	487	—	1,603
Net income	720	274	—	994
Capital expenditures	121	64	163	348
Depreciation and amortization expense	543	451	—	994

Matrix Service Company

Notes to Consolidated Financial Statements

(Unaudited)

Segment Revenue by Market

(In thousands)

	Construction Services	Repair and Maintenance Services	Total
Three Months Ended March 31, 2010
Aboveground Storage Tanks	$28,305	$17,957	$46,262
Downstream Petroleum	24,286	22,086	46,372
Electrical and Instrumentation	18,251	5,649	23,900
Specialty	5,479	—	5,479

Total	$76,321	$45,692	$122,013

Three Months Ended February 28, 2009
Aboveground Storage Tanks	$36,879	$37,192	$74,071
Downstream Petroleum	28,302	22,155	50,457
Electrical and Instrumentation	9,120	7,048	16,168
Specialty	5,566	—	5,566

Total	$79,867	$66,395	$146,262

Nine Months Ended March 31, 2010
Aboveground Storage Tanks	$95,736	$69,824	$165,560
Downstream Petroleum	69,250	89,293	158,543
Electrical and Instrumentation	47,726	16,397	64,123
Specialty	21,862	—	21,862

Total	$234,574	$175,514	$410,088

Nine Months Ended February 28, 2009
Aboveground Storage Tanks	$137,772	$136,398	$274,170
Downstream Petroleum	103,039	64,604	167,643
Electrical and Instrumentation	35,244	14,093	49,337
Specialty	18,699	—	18,699

Total	$294,754	$215,095	$509,849

One Month Ended June 30, 2009
Aboveground Storage Tanks	$10,267	$8,634	$18,901
Downstream Petroleum	8,593	7,039	15,632
Electrical and Instrumentation	7,459	1,621	9,080
Specialty	2,212	—	2,212

Total	$28,531	$17,294	$45,825

Matrix Service Company

Notes to Consolidated Financial Statements

(Unaudited)

Note 11 – June Transition Period Comparative Financial Information

	One Month Ended
	June 30, 2009	June 30, 2008
	(In thousands, except per share data)
Income Statement Data:
Revenues	$45,825	$59,967

Gross profit	$5,149	$9,768

Income before income tax expense	$1,603	$6,139
Provision for federal, state and foreign income taxes	609	2,455

Net income	$994	$3,684

Basic earnings per common share	$0.04	$0.14

Diluted earnings per common share	$0.04	$0.14

Weighted average common shares outstanding:
Basic	26,192	26,067

Diluted	26,434	26,472

Note 12 – Subsequent Events

Pursuant to FASB ASC 855 – “Subsequent Events”, the Company has evaluated all subsequent events through the date the financial statements were issued with the filing of our third fiscal quarter 2010 Quarterly Report on Form 10-Q.

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

Unapproved Change Orders and Claims

As of March 31, 2010 and May 31, 2009 costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of $2.6 million and $0.5 million, respectively. There were no revenues related to claims included in costs and estimated earnings in excess of billings on uncompleted contracts at March 31, 2010 or May 31, 2009.

Acquired Claim Receivables

The Company is currently negotiating the settlement and collection of claim receivables that were recorded in the allocation of the purchase price in a recent acquisition. These claim receivables were recorded at their estimated net realizable values, which included an allowance for the estimated collection costs.

On April 1, 2010 the Company was awarded $0.5 million through arbitration on one of the claims. This award was less than the claim’s recorded value and resulted in a pretax charge in the third quarter of fiscal 2010 of $2.5 million. Additionally, as a part of the Company’s ongoing assessment of the recoverability of the remaining balances, the Company recorded a pretax charge in the third quarter of fiscal 2010 of $0.4 million. Finally, cumulative collection costs have exceeded the original estimate of the allowance for collection costs resulting in pretax SG&A charges in the second and third quarters of fiscal 2010 of $0.9 million and $0.6 million, respectively.

Although the Company will continue to incur collection costs, we believe that the value of the claim receivables recorded at March 31, 2010 will be recovered through future collections or settlements. However, the amounts that will ultimately be collected are unpredictable and the amounts realized may be significantly different than the recorded amounts, which could result in an upward or downward adjustment to future earnings.

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. As of March 31, 2010 and May 31, 2009, insurance reserves totaling $7.8 million and $7.6 million, respectively, are included on our balance sheet. These amounts represent our best estimate of our ultimate obligations for asserted claims, insurance premium obligations and claims incurred but not yet reported at the balance sheet dates. We establish reserves for claims using a combination of actuarially determined estimates and a case-by-case evaluation of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. Additionally, the actual results of claim settlements could differ from the amounts estimated.

Goodwill

At May 31, 2009 the estimated fair value of the Construction Services segment exceeded its carrying value by 128% and the estimated fair value of the Repair and Maintenance Services segment exceeded its carrying value by 59%. Based on the excess of estimated fair value over carrying value at May 31, 2009 and the absence of any indicators of impairment at March 31, 2010, we do not currently anticipate recording a goodwill impairment charge for either of our reportable segments.

Recently Issued Accounting Standards

Other than the new pronouncements reported in our fiscal 2009 Annual Report on Form 10-K filed with the SEC, there have been no new accounting pronouncements that are likely to have a material effect on the Company.

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

RESULTS OF OPERATIONS

Overview

The Company has two reportable segments, Construction Services and Repair and Maintenance Services. The majority of the work for both segments is performed in the United States, with 6.2% of revenues generated in Canada during the nine months ended March 31, 2010.

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

The primary services of our Repair and Maintenance Services segment are aboveground storage tank repair and maintenance services, planned major and routine maintenance for the downstream petroleum industry, and electrical and instrumentation repair and maintenance.

Significant fluctuations may occur from period to period in revenues, gross profits and operating results and are discussed below on a consolidated basis and for each segment. Business volume fluctuates due to many factors, including the mix of work and project schedules, which are dependent on the level and timing of customer releases of new business.

Three Months Ended March 31, 2010 Compared to the Three Months Ended February 28, 2009

Consolidated

Consolidated revenues were $122.0 million in fiscal 2010, a decrease of $24.3 million, or 16.6%, from consolidated revenues of $146.3 million in fiscal 2009. The decline in consolidated revenues was the result of decreases in the Repair and Maintenance Services segment of $20.7 million and in the Construction Services segment of $3.6 million. Although the comparable prior year revenues were affected by the recession, our business did not experience the full effect of the slowdown until the current fiscal year.

Consolidated gross profit decreased from $18.0 million in fiscal 2009 to $13.3 million in fiscal 2010. The decrease of $4.7 million was due to lower business volume, lower direct gross margins and a non-routine charge related to a legal matter of $0.7 million, which decreased margins to 10.9% in fiscal 2010 compared to 12.3% a year earlier. Gross margins in the Repair and Maintenance Services segment were 7.0% in the current fiscal year compared to 13.0% in the prior fiscal year. Construction Services segment gross margins were 13.2% in the current fiscal year compared to 11.7% in fiscal 2009. Gross margins in both segments were negatively affected by a lower volume of business available to recover construction overhead costs.

Consolidated SG&A expenses were $13.2 million in fiscal 2010 compared to $10.9 million in the prior fiscal year. The increase in SG&A expenses is due to write-offs of $2.9 million on acquired claim receivables and a charge related to collection costs on the acquired claim receivables of $0.6 million. Partially offsetting these charges were cost reductions that resulted from on-going cost reduction efforts primarily related to personnel costs and professional fees. SG&A expense as a percentage of revenue increased to 10.9% in fiscal 2010 compared to 7.5% in the prior fiscal year primarily due to lower revenues and higher costs in fiscal 2010.

Net interest expense was $0.2 million in fiscal 2010 and $0.1 million in fiscal 2009. The increase in net interest expense in fiscal 2010 was due to lower interest rates earned on invested cash, higher Unused Revolving Credit Facility fees, higher rates on letters of credit supported by the Credit Facility and higher letter of credit balances.

Other income in fiscal 2010 was $0.2 million and related primarily to a foreign currency transaction gain. Other expense in fiscal 2009 was $0.2 million and related primarily to a loss on disposition of assets.

Income before income tax expense decreased to $0.1 million in fiscal 2010 from $6.8 million in fiscal 2009. This $6.7 million reduction was primarily due to the unfavorable impact of lower revenues and gross margins combined with an increase in SG&A cost caused by the non-routine charges on the acquired claims receivable.

The effective tax rates for fiscal 2010 and fiscal 2009 were 37.0% and 38.0%, respectively.

Net income for fiscal 2010 decreased to $0.1 million, or $0.00 per fully diluted share, versus net income in fiscal 2009 of $4.2 million, or $0.16 per fully diluted share.

Construction Services

Revenues for the Construction Services segment were $76.3 million, compared with $79.9 million in fiscal 2009. The decrease of $3.6 million, or 4.5%, was primarily due to continued delays in project awards and a decline in our customers’ capital spending. The lower spending led to declines in Downstream Petroleum, Aboveground Storage Tank and Specialty revenues which declined by $4.0 million, $8.6 million, and $0.1 million, respectively. Partially offsetting these declines were higher Electrical and Instrumentation revenues, which doubled to $18.2 million in fiscal 2010 compared to $9.1 million a year earlier.

Gross profit increased from $9.3 million in fiscal 2009 to $10.1 million in fiscal 2010 as the impact of lower revenues were more than offset by the effect of higher gross margins which increased from 11.7% in fiscal 2009 to 13.2% in fiscal 2010. The gross margin improvement was due to lower costs in fiscal 2010 which led to a higher recovery of construction overhead costs partially offset by lower direct margins and a non-routine charge related to a legal matter.

Operating income and income before income tax expense were $0.9 million and $0.8 million in fiscal 2010 compared to $2.6 million and $2.4 million in fiscal 2009.

Repair and Maintenance Services

Revenues for the Repair and Maintenance Services segment were $45.7 million in fiscal 2010 compared to $66.4 million in fiscal 2009. The decline was due to a lower volume of recurring repair and maintenance work which has resulted in lower Aboveground Storage Tank revenues, which decreased 51.6% to $18.0 million in fiscal 2010 compared to $37.2 million a year earlier, and lower Electrical and Instrumentation revenues, which decreased $1.4 million to $5.6 million in fiscal 2010, compared to $7.0 million in fiscal 2009. Downstream Petroleum revenues were $22.1 million compared to $22.2 million a year earlier.

Gross profit decreased from $8.6 million in fiscal 2009 to $3.2 million in fiscal 2010 due to a reduction in revenues and lower gross margins. Gross margins were 7.0% in fiscal 2010 compared to 13.0% in fiscal 2009. The gross margin reduction was due to lower direct margins, the unfavorable impact of unrecovered construction overhead costs caused by a lower volume of business and a non-routine charge related to a legal matter.

Operating loss and loss before income tax expense were $0.8 million and $0.7 million, respectively, in fiscal 2010 versus $4.4 million of operating income and $4.4 million of income before income tax expense in fiscal 2009.

Nine Months Ended March 31, 2010 Compared to Nine Months Ended February 28, 2009

Consolidated

Consolidated revenues were $410.1 million in fiscal 2010, a decrease of $99.7 million, or 19.6%, from consolidated revenues of $509.8 million in fiscal 2009. The decline in consolidated revenues was the result of decreases in the Construction Services segment of $60.1 million and the Repair and Maintenance Services segment of $39.6 million. We did not experience the full effect of the recession in our core markets until later in fiscal 2009. Therefore, the comparable prior year revenues were only partially impacted by the effects of the recession.

Consolidated gross profit decreased from $71.0 million in fiscal 2009 to $49.2 million in fiscal 2010. The reduction of $21.8 million was due to lower business volume, lower direct margins and a non-routine charge related to a legal matter of $2.0 million, which decreased margins to 12.0% in fiscal 2010 compared to 13.9% in fiscal 2009. Gross margins in the Repair and Maintenance Services segment were 9.2% in the current fiscal year versus 15.7% in the prior fiscal year. Construction Services segment gross margins were 14.1% in the current fiscal year compared to 12.6% in fiscal 2009. Gross margins in both segments were negatively affected by a lower volume of business available to recover construction overhead costs.

Consolidated SG&A expenses were $34.7 million in fiscal 2010 compared to $34.8 million for fiscal 2009. The change in SG&A expense was due to write-offs of $2.9 million on acquired claim receivables and a charge related to collection costs on the acquired claim receivables of $1.5 million which was fully offset by the effect of the on-going cost reduction efforts primarily related to personnel costs and professional fees. SG&A expense as a percentage of revenue increased to 8.5% in fiscal 2010 compared to 6.8% in the prior fiscal year due to lower fiscal 2010 revenues.

Net interest expense was $0.5 million in fiscal 2010 compared to $0.1 million in fiscal 2009. The increase in net interest expense in fiscal 2010 was due to lower interest rates earned on invested cash, higher Unused Revolving Credit Facility fees, higher rates on letters of credit supported by the Credit Facility and higher letter of credit balances.

Other income in fiscal 2010 was $0.8 million and related primarily to foreign currency transaction gains. Other income in fiscal 2009 was $0.7 million and related primarily to insurance proceeds received.

Income before income tax expense decreased to $14.7 million in fiscal 2010 from $36.9 million in fiscal 2009. This $22.2 million reduction was primarily a result of the unfavorable impact of lower revenues and gross margins.

The effective tax rate for fiscal 2010 was 38.2% compared to 35.4% in fiscal 2009. In fiscal 2009, certain operating loss carryforwards previously reserved were utilized or deemed to be fully utilizable resulting in a benefit of $1.0 million.

Net income for fiscal 2010 decreased to $9.1 million, or $0.34 per fully diluted share, versus net income in fiscal 2009 of $23.8 million, or $0.90 per fully diluted share.

Construction Services

Revenues for the Construction Services segment were $234.6 million, compared with $294.7 million in the same period a year earlier. The decrease of $60.1 million, or 20.4%, was due to continued delays in project awards and a decline in our customers’ capital spending. The lower spending led to declines in Aboveground Storage Tank and Downstream Petroleum revenues which decreased by $42.0 million and $33.8 million, respectively. Partially offsetting these declines were higher Electrical and Instrumentation and Specialty revenues which increased by $12.5 million and $3.2 million, respectively.

Gross profit decreased from $37.1 million in fiscal 2009 to $33.1 million in fiscal 2010 due to the reduction in revenues partially offset by higher gross margins which improved to 14.1% compared to 12.6% in fiscal 2009. The gross margin improvement was due to higher direct margins partially offset by the unfavorable impact of unrecovered construction overhead costs caused by a lower volume of business and a non-routine charge related to a legal matter.

Operating income and income before income tax expense were $11.2 million and $11.1 million in fiscal 2010 compared to $15.8 million and $15.7 million in fiscal 2009.

Repair and Maintenance Services

Revenues for the Repair and Maintenance Services segment were $175.5 million in fiscal 2010 compared to $215.1 million in fiscal 2009. The decline was due to a lower volume of recurring repair and maintenance work which has resulted in lower Aboveground Storage Tank revenues, which decreased 48.8% to $69.8 million in fiscal 2010, compared to $136.4 million in the prior fiscal year. This decline was partially offset by higher Downstream Petroleum and Electrical and Instrumentation revenues, which increased to $89.3 million and $16.4 million in fiscal 2010, compared to $64.6 million and $14.1 million a year earlier.

Gross profit decreased from $33.9 million in fiscal 2009 to $16.1 million in fiscal 2010 due to the reduction in revenues and lower margins, which were 9.2% in fiscal 2010 compared to 15.7% in fiscal 2009. The gross margin reduction was due to lower direct margins, a lower recovery of construction overhead costs caused by a lower business volume and a non-routine charge related to a legal matter.

Operating income and income before income tax expense decreased to $3.3 million and $3.6 million, respectively, in fiscal 2010, compared to $20.5 million and $21.1 million in fiscal 2009.

One Month Ended June 30, 2009 Compared to One Month Ended June 30, 2008

Revenues declined $14.2 million, or 23.7%, from $60.0 million in the prior period to $45.8 million in the one month ended June 30, 2009. The decline was due to lower Construction Services revenues, which decreased $7.8 million from $36.3 million in the prior period to $28.5 million in the one month ended June 30, 2009, and lower Repair and Maintenance Services revenues, which decreased $6.4 million from $23.7 million in the prior period to $17.3 million in the one month ended June 30, 2009.

Gross profit decreased $4.7 million to $5.1 million in the one month ended June 30, 2009 compared to $9.8 million a year earlier. The decline in gross profit was due to lower revenues, which decreased 23.7%, and lower gross margins which decreased from 16.3% in the prior period to 11.2% in the one month ended June 30, 2009. The decline in gross margins was due to lower margins in the Construction Services segment which decreased from 15.4% to 11.4% and lower margins in the Repair and Maintenance Services segment which decreased to 11.0% compared to 17.6% a year earlier. Gross margins in both segments were negatively affected by a lower volume of business available to recover construction overhead costs in the one month ended June 30, 2009.

Income before income taxes decreased $4.5 million, from $6.1 million in the prior period to $1.6 million in the current fiscal year. The decline was due to lower gross profit, which decreased $4.7 million, partially offset by lower SG&A expenses.

Net income for the one month ended June 30, 2009 decreased to $1.0 million, or $0.04 per fully diluted share, versus net income of $3.7 million, or $0.14 per fully diluted share for the prior period.

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

Three Months Ended March 31, 2010

At March 31, 2010, the Construction Services segment had a backlog of $150.4 million, as compared to a backlog of $182.4 million at December 31, 2009. The decrease of $32.0 million was due to lower Downstream Petroleum, Aboveground Storage Tank, Electrical and Instrumentation, and Specialty backlog which decreased $12.9 million, $10.9 million, $6.6 million and $1.6 million, respectively. There were no significant project cancellations in the period.

Backlog at March 31, 2010 and December 31, 2009 for the Repair and Maintenance Services segment was $152.0 million and $141.3 million, respectively. The increase of $10.7 million was due to increases in Electrical and Instrumentation and Downstream Petroleum backlog of $13.1 million and $1.9 million. Partially offsetting the increases was a decrease of $4.3 million in Aboveground Storage Tank backlog. There were no significant project cancellations in the period.

The following table provides a summary of changes in our backlog for the three months ended March 31, 2010:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Backlog as of December 31, 2009	$182,429	$141,285	$323,714
New backlog awarded	44,305	56,416	100,721
Revenue recognized on contracts in backlog	(76,321)	(45,692)	(122,013)

Backlog as of March 31, 2010	$150,413	$152,009	$302,422

Nine Months Ended March 31, 2010

At March 31, 2010, the Construction Services segment backlog was $150.4 million, as compared to $224.3 million as of June 30, 2009. The decrease of $73.9 million was due to declines in Aboveground Storage Tank, Specialty, and Downstream Petroleum backlog of $59.6 million, $18.0 million and $15.8 million, respectively. Partially offsetting these reductions was an increase in Electrical and Instrumentation backlog of $19.5 million. Project cancellations negatively impacted backlog and totaled $5.6 million, $2.5 million and $10.1 million in Aboveground Storage Tank, Downstream Petroleum and Specialty, respectively.

Backlog at March 31, 2010 and June 30, 2009 for the Repair and Maintenance Services segment was $152.0 million and $167.8 million, respectively. The decrease of $15.8 million was due to decreases in the Aboveground Storage Tank backlog of $30.3 million partially offset by increases in Electrical and Instrumentation of $10.8 million and Downstream Petroleum backlog of $3.7 million.

The following table provides a summary of changes in our backlog for the nine months ended March 31, 2010:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Backlog as of June 30, 2009	$224,260	$167,837	$392,097
New backlog awarded	178,965	159,686	338,651
Revenue recognized on contracts in backlog	(234,574)	(175,514)	(410,088)
Backlog cancelled	(18,238)	—	(18,238)

Backlog as of March 31, 2010	$150,413	$152,009	$302,422

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

	Reconciliation of EBITDA to Net Income (In thousands)
	Three Months Ended		Nine Months Ended		One Month Ended
	March 31,	February 28,	March 31,	February 28,	June 30,
	2010	2009	2010	2009	2009
Net income	$63	$4,212	$9,105	$23,844	$994
Interest expense (1)	163	71	525	95	91
Provision for income taxes	37	2,583	5,634	13,040	609
Depreciation and amortization	2,914	2,756	8,880	7,617	994

EBITDA	$3,177	$9,622	$24,144	$44,596	$2,688

(1)	Interest expense for the three and nine months ended February 28, 2009 is presented net of interest income.

FINANCIAL CONDITION AND LIQUIDITY

Overview

We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all contractual obligations. Our primary sources of liquidity for the one month ended June 30, 2009 and the nine months ended March 31, 2010 were cash on hand at the beginning of the period and cash flows from operations. Cash on hand at March 31, 2010 totaled $53.3 million and availability under the Credit Facility totaled $65.5 million resulting in total liquidity of $118.8 million. Factors that routinely impact our liquidity include, but are not limited to:

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

In fiscal 2009, we funded the acquisitions of S.M. Electric Company, Inc. and the purchase of certain assets, technology and resources for the design and construction of specialty cryogenic tanks with cash on hand. However, in the future we may elect to raise additional capital by issuing common stock, convertible notes or term debt or by increasing the capacity of our Credit Facility as necessary to fund our operations or to fund the acquisition of new businesses. We will continue to evaluate our working capital requirements and other factors to maintain sufficient liquidity.

Cash Flow in the Nine Months Ended March 31, 2010

Cash Flows from Operating Activities

Cash flow from operations for the nine months ended March 31, 2010 totaled $5.0 million. The cash generated from operations was primarily due to profitable operating results, partially offset by an increase in working capital. The cash reduction caused by working capital changes was due primarily to cash paid to reduce accounts payable and the funding of work to reduce billings on uncompleted contracts in excess of costs and estimated earnings, substantially offset by a reduction in accounts receivable.

Cash Flows from Investing Activities

Investing activities used $4.0 million of cash in the nine months ended March 31, 2010 primarily due to capital expenditures. Capital expenditures included $1.3 million for construction equipment, $1.3 million for transportation equipment, $1.0 million for furniture and fixtures, and $0.5 million for land and buildings. Assets acquired through capital leases totaled $0.2 million and are reported as non-cash additions to Property, Plant and Equipment in the Consolidated Statement of Cash Flows.

Cash Flows from Financing Activities

Financing activities used $1.2 million of cash in the nine months ended March 31, 2010. The cash decrease is primarily due to capital lease payments of $0.8 million and treasury stock purchases of $0.4 million.

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

The Credit Facility is primarily used to facilitate the issuance of letters of credit and may be used to fund short-term changes in working capital, if necessary. At March 31, 2010, $9.5 million of letters of credit were outstanding to support certain workers’ compensation insurance programs and construction contracts. Availability at March 31, 2010 totaled $65.5 million. We believe the facility provides adequate liquidity and financial flexibility to support our expected growth.

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

Stock Repurchase Program and Treasury Shares

On February 4, 2009 our Board of Directors authorized a stock buyback program (“February 2009 Program”) that allows the Company to purchase up to 3,000,000 shares of Common Stock provided that such purchases do not exceed $25.0 million in any calendar year commencing in calendar year 2009 and continuing through calendar year 2012. The February 2009 Program replaced the previous stock buyback program that had been in place since October 2000. The Company did not purchase any common shares under the February 2009 Program during either the June Transition Period or the nine months ended March 31, 2010. Matrix Service may purchase shares in future periods if sufficient liquidity exists and the Company believes that it is in the best interest of the stockholders.

In addition to any stock buyback program that may be in effect, the Company may withhold shares of Common Stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix Service withheld 44,904 shares in the nine months ended March 31, 2010 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares. There were no shares withheld to satisfy tax withholding obligations in the June Transition Period.

The Company has 1,580,481 treasury shares as of March 31, 2010 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

Outlook

Our markets and customers are continuing to experience the effects of the recession; which has negatively affected our business in the short-term. However, we believe that our long-term growth strategy and cost structure have positioned us to capitalize on opportunities that we see emerging as our core markets improve.

We are experiencing an increase in bid activity on both large and small AST projects, while the repair and maintenance business remains highly competitive. The outlook for the AST business can change rapidly; however, these positive indications strengthen our expectations for fiscal 2011.

The timing of future awards in the Downstream Petroleum market remains uncertain as refiners continue to be cautious with their capital spending and new environmental regulations remain unclear. However, we are seeing positive indications that the Downstream Petroleum market is improving. In particular, the turnaround business appears more favorable in fiscal 2011.

The Electrical and Instrumentation business continues to grow and we have a strong long-term outlook. Our Electrical and Instrumentation backlog is growing and we are pursuing numerous opportunities in this market. The combined capabilities of S.M. Electric, Inc. and our legacy Electrical and Instrumentation business have allowed us to expand our geographic reach and customer base and should allow us to capitalize on the expansion and improvement of the high voltage infrastructure and capture renewable energy projects.

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

•

the inherently uncertain outcome of future litigation and, in particular, our ability to recover the claim receivables at their net realizable values with respect to claims acquired in a recent acquisition;

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended March 31, 2010.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see the discussion under the captions “Delaware Refinery Accident” and “EPA Penalty” in Note 7 in Item 1 of Part 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Part II, Item 1.

Item 1A.	Risk Factors

There were no material changes in our Risk Factors from those reported in Item IA of Part I of our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 4, 2009 our Board of Directors authorized a stock buyback program (“February 2009 Program”) that allows the Company to purchase up to 3,000,000 shares of Common Stock provided that such purchases do not exceed $25.0 million in any calendar year commencing in calendar year 2009 and continuing through calendar year 2012. The February 2009 Program replaced the previous stock buyback program that had been in place since October 2000. The Company did not purchase any common shares under the February 2009 Program during either the June Transition Period or the nine months ended March 31, 2010. Matrix Service may purchase shares in future periods if sufficient liquidity exists and the Company believes that it is in the best interest of the stockholders.

In addition to any stock buyback program that may be in effect, the Company may withhold shares of Common Stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix Service withheld 570 shares in the three months ended March 31, 2010 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares.

The Company has 1,580,481 treasury shares as of March 31, 2010 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2010	251	$11.49	—	3,000,000
February 1 to February 28, 2010	—	—	—	3,000,000
March 1 to March 31, 2010	319	11.15	—	3,000,000

Total	570	$11.30

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

MATRIX SERVICE COMPANY

Date: May 7, 2010	By:	/s/ THOMAS E. LONG
Thomas E. Long, Vice President Finance and Chief Financial Officer, signing on behalf of the registrant and as the registrant’s principal financial officer

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