Form 10-K
period 2010-06-30
MATRIX SERVICE CO
filed 2010-09-28
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2010

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

Name of Each Exchange on Which Registered: NASDAQ Global Select Market (common stock)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Inter Active Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, ”accelerated filer” and “smaller reporting company” in Rule 12 b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☑            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $277 million.

The number of shares of the registrant’s common stock outstanding as of September 24, 2010 was 26,342,477 shares.

Documents Incorporated by Reference

Certain sections of the registrant’s definitive proxy statement relating to the registrant’s 2010 annual meeting of stockholders, which definitive proxy statement will be filed within 120 days of the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

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

These statements are based on certain assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in Item 1A of this Annual Report and listed from time to time in our filings with the Securities and Exchange Commission;

•	the inherently uncertain outcome of current and future litigation and, in particular, our ability to recover the claim receivables acquired in a recent acquisition at their net realizable values;

•	the adequacy of our reserves for contingencies;

•	economic, market or business conditions in general and in the oil and gas, power, and petrochemical industries in particular;

•	changes in laws or regulations; and

•	other factors, many of which are beyond our control.

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

BACKGROUND

Matrix Service Company was incorporated in the State of Delaware in 1989. We provide construction and repair and maintenance services primarily to the energy and energy related industries. As a full service industrial contractor, we strive to provide our clients a high degree of safety, quality and service utilizing our qualified professionals, technical expertise, skilled craftsmen, and overall project management expertise. To serve clients efficiently and effectively, Matrix Service maintains regional offices throughout the United States and Canada. We operate through separate union and merit subsidiaries, which allows us to serve customers on both a union and a merit basis.

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

On July 30, 2009 the Company’s Board of Directors approved a change in the Company’s fiscal year end from May 31 to June 30, beginning July 1, 2009. As a result of the change, the Company had a transition period for the one month ended June 30, 2009 (“June Transition Period”). The Company’s financial information, including its business segment and geographical information for the 12 months ended June 30, 2010 (“fiscal 2010”), May 31, 2009 (“fiscal 2009”), May 31, 2008 (“fiscal 2008”) and for the June Transition Period is included in the financial statements and the notes thereto in “Financial Statements and Supplementary Data” in Part II, Item 8.

WEBSITE ACCESS TO REPORTS

Our public internet site is www.matrixservice.com. We make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

In addition, we currently make our annual reports to stockholders available on our internet site, www.matrixservice.com. Adobe Acrobat Reader software is required to view these documents, which are in PDF format. A link to Adobe Systems Incorporated’s Internet site, from which the software can be downloaded, is provided.

OPERATING SEGMENTS

We have two reportable segments, the Construction Services segment and the Repair and Maintenance Services segment. See Note 14—Segment Information, in the Notes to Consolidated Financial Statements for segment, geographic and market information. We also offer services to our customers where our two business segments work together to provide a combination of services. Customers utilize our services to construct or expand operating facilities, improve operating efficiencies, maintain existing facilities and to comply with environmental and safety regulations. Our projects range in duration from a few days to multiple years, which can be performed as one-time contracts or as part of long-term alliance agreements. We are able to provide services and respond to our customer’s requirements for both union and merit shop operations.

Construction Services

Our Construction Services segment provides turnkey and specialty construction to a wide range of industrial and energy sector clients. Our scope of services includes civil/structural, mechanical, piping, electrical, instrumentation, millwrighting, and fabrication. These services are provided for projects of varying complexities, schedule durations, and budgets. Our project experience includes retrofits, modifications and expansions to existing facilities as well as construction of new facilities.

Repair and Maintenance Services

Our Repair and Maintenance Services segment encompasses a wide range of routine, preventive, and emergency repair and maintenances services. Our ability to provide multiple services allows us to serve as a single source provider to our clients for their repair and maintenance needs.

MARKETS WITHIN OPERATING SEGMENTS

Within these two operating segments we serve four primary markets:

•	Aboveground Storage Tanks

•	Downstream Petroleum

•	Electrical and Instrumentation

•	Specialty

Aboveground Storage Tanks

One of the cornerstones of our business has been, and continues to be, aboveground storage tanks (“AST”). We are one of the largest AST constructors in North America and offer complete engineering, procurement, and construction (“EPC”) services as well as fabrication services for the bulk storage, refining, petrochemical, pipeline and power industries. Our expertise includes cone roof tanks, dome roof tanks, open top floating roof tanks, geodesic domes, and specialty tanks. Our personnel are well versed in American Petroleum Institute (“API”) standards and American Society of Mechanical Engineers (“ASME”) code work in both atmospheric and pressure storage vessels.

Every AST project is designed in accordance with applicable industry standards, codes and regulations. With the teams that we have assembled, we have the knowledge and experience to comply with all applicable specifications to ensure that all requirements are met. In response to environmental requirements for control of vapor emissions and leak containment, we have developed many unique designs and devices such as floating roof seal systems, dike liners, and other products. Our product offerings include dikes and liners, steel internal floating roofs, tank double bottoms, and primary and secondary seals. Every product we offer is engineered to meet our customers’ specifications and industry standards.

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

Electrical and instrumentation repair and maintenance services include routine and preventive maintenance, emergency response, and outage support for various industries including power, petroleum and petrochemical.

The acquisition of S.M. Electric Company, Inc. in fiscal 2009 significantly enhanced our electrical and instrumentation capabilities. This acquisition has enabled us to focus on supporting the expansion and modernization of the Mid-Atlantic and Southern New England transmission systems while allowing us to expand in our core markets of power generation, refinery, alternative energy, and industrial infrastructure.

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

Power Projects

Our construction service offerings for the power industry include stacks, stack liners, ducting, scrubbers, absorbers, and waste to energy facilities. Repair and maintenance services include providing repair, maintenance, and outage services for the power industry. Our onsite maintenance services include routine maintenance such as cleaning fans, changing lube oil coolers and maintaining gas turbines, heat recovery steam generators and other equipment. We also provide turbine disassembly, inspection and repair.

Fabrication

We provide large scale fabrication services to our operating units and customers throughout the United States and Canada. These facilities are staffed with qualified personnel and utilize sophisticated tooling and equipment. Our fabrication facilities specialize in steel plate, structural steel and vessel fabrication utilizing carbon steels, stainless steels and specialty alloy metals. Our largest fabrication facility is centrally located in the United States. This 227,900 sq. ft. facility in Oklahoma is located at the Port of Catoosa, the most inland port in the United States with barge, rail and truck access. The facility has the capacity to fabricate new tanks, new tank components and all maintenance, retrofit and repair parts, including fixed roofs, floating roofs, seal assemblies, shell plate and tank appurtenances. This facility is qualified to fabricate equipment in adherence to ASME codes and regulations including pressure vessels, stacks/stackliners, scrubbers, ducting, flare stacks and igniter tips.

Matrix Service was recently issued the ASME N Stamp (“N Stamp”). The N Stamp authorizes us to design, fabricate and construct certain nuclear quality components and structures. This achievement exemplifies our ongoing commitment to expanding our capabilities and to providing the U.S. power industry with another domestic source of certain nuclear plant components and construction. The N Stamp certification process involved a complete review of our quality control program to ensure that we meet the standards required to offer these services.

OTHER BUSINESS MATTERS

Customers and Marketing

Matrix Service derives a significant portion of its revenues from performing services for major integrated oil companies, independent petroleum refiners, and pipeline, terminal and oil and gas marketing companies. In fiscal 2010 and the June Transition Period, these customer types accounted for 78% and 75% of consolidated revenues, respectively. The loss of significant work from any of these classes of customers or an overall decline in the petroleum industry would have a material adverse effect on the Company. Matrix Service also performs services for power companies, engineering firms, general contractors, and petrochemical and industrial gas companies. The Company provided services to approximately 420 customers in fiscal 2010 and 190 customers in the June Transition Period. The following tables provide a list of customers that accounted for greater than 10% of either our Construction Services or Repair and Maintenance Services revenue for fiscal 2010 and the June Transition Period:

	Revenue for the 12 Months Ended June 30, 2010
	Construction Services		Repair and Maintenance Services		Total
	(In thousands, except percentages)
PSEG	$48,740	15.2%	$5,691	2.5%	$54,431	9.9%
BP PLC	927	0.3%	48,918	21.3%	49,845	9.0%
Chevron Corp	10,773	3.4%	24,348	10.6%	35,121	6.4%

Total	$60,440	18.9%	$78,957	34.4%	$139,397	25.3%

	Revenue for the One Month Ended June 30, 2009
	Construction Services		Repair and Maintenance Services		Total
	(In thousands, except percentages)
BP PLC	$1	—	$3,770	21.8%	$3,771	8.2%
Chevron Corp	1,431	5.0%	2,282	13.2%	3,713	8.1%

Total	$1,432	5.0%	$6,052	35.0%	$7,484	16.3%

The loss of any of these major customers could have a material adverse effect on the Company.

Matrix Service markets its services and products primarily through its marketing and business development personnel, senior professional staff and its operating management. The business development personnel concentrate on developing new customers and assisting management with existing customers. We competitively bid most of our projects. In addition, we have preferred provider relationships with customers who award us work through long-term agreements. Our projects have durations of a few days to multiple years.

Segment Financial Information

Financial information for our operating segments is provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 14—Segment Information of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Competition

Matrix Service competes with local, regional and national contractors in both the Construction Services and Repair and Maintenance Services segments. Competitors generally vary with the markets we serve with few competitors competing in all of the markets we serve or for all of the services we provide. Contracts are generally awarded based on price, reputation for quality, customer satisfaction, safety record and programs, and schedule. We believe that our turnkey capabilities, expertise, experience and reputation for providing safe, timely, and quality services allow us to compete effectively in the markets that we serve.

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

Fiscal 2010

The following table provides a summary of changes in our backlog for fiscal 2010:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Backlog as of June 30, 2009	$224,260	$167,837	$392,097
New backlog awarded	312,907	217,264	530,171
Backlog cancelled	(18,238)	—	(18,238)
Revenue recognized on contracts in backlog	(321,254)	(229,560)	(550,814)

Backlog as of June 30, 2010	$197,675	$155,541	$353,216

At June 30, 2010 the Construction Services segment had a backlog of $197.7 million, as compared to a backlog of $224.3 million as of June 30, 2009. The decrease of $26.6 million is due to declines in Aboveground Storage Tank of $14.3 million, Downstream Petroleum of $17.7 million and Specialty of $8.6 million, partially offset by an increase in Electrical and Instrumentation of $14.0 million. Project cancellations totaling $18.2 million contributed to the backlog reductions with cancellations in Specialty totaling $10.1 million, Aboveground Storage Tank totaling $5.6 million, and Downstream Petroleum totaling $2.5 million. The backlog at June 30, 2010 and June 30, 2009 for the Repair and Maintenance Services segment was $155.5 million and $167.8 million, respectively. The decrease of $12.3 million is due to the decline in Aboveground Storage Tank of $28.7 million, partially offset by increases in Electrical and Instrumentation of $15.4 million and Downstream Petroleum of $1.0 million. Approximately 96% of our backlog at June 30, 2010 is expected to be completed in fiscal year 2011.

June Transition Period

The following table provides a summary of changes in our backlog in the June Transition Period:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Backlog as of May 31, 2009	$233,579	$167,494	$401,073
New backlog awarded	20,211	17,637	37,848
Backlog cancelled	(999)	—	(999)
Revenue recognized on contracts in backlog	(28,531)	(17,294)	(45,825)

Backlog as of June 30, 2009	$224,260	$167,837	$392,097

At June 30, 2009 the Construction Services segment had a backlog of $224.3 million, as compared to a backlog of $233.6 million as of May 31, 2009. The decrease of $9.3 million is due to declines in Downstream Petroleum of $6.7 million, Aboveground Storage Tank of $2.3 million and Specialty of $2.5 million, partially offset by an increase in Electrical and Instrumentation of $2.2 million. The backlog at June 30, 2009 and May 31, 2009 for the Repair and Maintenance Services segment was $167.8 million and $167.5 million, respectively. Electrical and Instrumentation increased $7.9 million, largely offset by decreases in Downstream Petroleum of $7.0 million and Aboveground Storage Tank of $0.6 million.

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

Typically our contracts require us to indemnify our customers for injury, damage or loss arising from the performance of our services and provide for warranties for materials and workmanship. The Company may also be required to name the customer as an additional insured up to the limits of insurance available, or we may be required to purchase special insurance policies or surety bonds for specific customers or provide letters of credit in lieu of bonds to satisfy performance and financial guarantees on some projects. Matrix Service maintains a performance and payment bonding line sufficient to support the business. The Company generally requires its subcontractors to indemnify the Company and the Company’s customer and name the Company as an additional insured for activities arising out of the subcontractors’ work. We also require certain subcontractors to provide additional insurance policies, including surety bonds in favor of the Company, to secure the subcontractors’ work or as required by contract.

There can be no assurance that our insurance and the additional insurance coverage provided by our subcontractors will fully protect us against a valid claim or loss under the contracts with our customers.

Employees

As of June 30, 2010, we had 2,477 employees of which 486 were employed in non-field positions and 1,991 were employed in field or shop positions. The number of employees varies significantly throughout the year because of the number, type and size of projects we have in progress at any particular time.

We maintain separate merit and union operations. In our union business, we operate under collective bargaining agreements with various unions representing different groups of our employees. Union agreements provide union employees with benefits including health and welfare, pension, training programs and compensation plans. We have not experienced any significant strikes or work stoppages in recent years. We maintain health and welfare, retirement and training programs for our merit craft employees and most administrative personnel.

Patents and Proprietary Technology

Matrix Service has several patents and patents pending, and continues to pursue new ideas and innovations to better serve our customers in all areas of our business. The Matrix Service patents under the Flex-A-Span® and Flex-A-Seal® trademarks are utilized to cover seals for floating roof tanks. Our patent of our ThermoStor® diffuser system is for a process that receives, stores and dispenses both chilled and warm water in and from the same storage tank. The patented RS 1000 Tank Mixer® controls sludge build-up in crude oil tanks through resuspension. The Valve Shield® patent relates to a flexible fluid containment system that captures and contains fluid leaking from pipe and valve connections. The patent for Spacerless or Geocomposite Double Bottom for Storage Tanks relates to a replacement bottom with leak detection and containment that allows for the retrofitting of an existing tank while minimizing the loss of capacity. The patent for the Training Tank for Personnel Entry, Exit and Rescue relates to a mobile device that can be used to train personnel on equipment that is made to simulate real world hazards.

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

Regulation

Health and Safety Regulations

The operations of the Company are subject to the requirements of the United States Occupational Safety and Health Act (“OSHA”), comparable state laws and the Canadian Workers’ Compensation Board and its Workplace Health, Safety and Compensation Commission. Regulations promulgated by these agencies require employers and independent contractors to implement work practices, medical surveillance systems and personnel protection programs to protect employees from workplace hazards and exposure to hazardous chemicals and materials. In recognition of the potential for accidents within various scopes of work, these agencies have enacted strict and comprehensive safety regulations. The Company has established comprehensive programs for complying with health and safety regulations to protect the safety of its workers, subcontractors and customers. While the Company believes that it operates safely and prudently, there can be no assurance that accidents will not occur or that the Company will not incur substantial liability in connection with the operation of its business.

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

In April of 2010, the EPA alleged that the Company did not file the forms required by the Emergency Planning and Community Right to Know Act and assessed a penalty of $0.3 million. In September 2010, the Company settled all EPA allegations by paying an administrative penalty of $150,000. This item is discussed further in Note 8—Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

The Company believes that it is currently in compliance, in all material aspects, with all other applicable environmental laws and regulations. The Company does not expect any material charges in subsequent periods relating to environmental conditions that currently exist and does not foresee any significant future capital spending relating to environmental matters.

Item 1A. Risk Factors

The following risk factors should be considered with the other information included in this Annual Report on Form 10-K. As we operate in a continuously changing environment, other risk factors may emerge which could have material adverse effects on our results of operations, financial condition and cash flow.

Risk Factors Related to Our Business

Our reputation and our ability to do business may be impaired by the corrupt behavior of certain of our employees.

In connection with a routine project review, the Company determined that a subcontractor and an employee of the Company in one operating location in the United States may have been in collusion to obtain improper payments from the Company. Consequently, the Company, with the assistance of internal audit, forensic accounting specialists and outside counsel, conducted an investigation into this matter which led to the conclusion that the Company was improperly invoiced for a total of approximately $1.7 million by the subcontractor, a majority of which was in turn paid by the subcontractor to five current and former employees of the Company over the last four fiscal years. A portion of the improper payments were recorded as costs on cost reimbursable projects. These costs, along with the Company’s mark-up, were subsequently billed to a few customers resulting in an overbilling of $1.3 million, which will be refunded. The Company believes that the loss to the Company and the first $100,000 of costs incurred to conduct the investigation, is covered by the Company’s crime policy. The Company’s out-of-pocket costs, including the crime policy deductible and unreimbursable investigation costs, are expected to range from $300,000 to $600,000.

We intend to fully cooperate with law enforcement authorities with respect to this matter and are committed to conducting business in a legal and ethical manner. Many of our clients make compliance with applicable laws and ethical conduct a condition to their business relationships. The misconduct of these employees may cause us to be disqualified from some business opportunities with clients and others who require their business partners to maintain high ethical standards.

Unsatisfactory safety performance can affect customer relationships, result in higher operating costs, negatively impact employee morale and result in higher employee turnover.

Workplace safety is important to the Company, our employees, and our customers. As a result, we maintain comprehensive safety programs and training to all applicable employees throughout our organization. While we focus on protecting people and property, our work is performed at construction sites and in industrial facilities and our workers are subject to the normal hazards associated with providing these services. Even with proper safety precautions, these hazards can lead to personal injury, loss of life, damage to or destruction of property, plant and equipment, and environmental damage. We are intensely focused on maintaining a strong safety environment and reducing the risk of accidents to the lowest possible level. Poor safety performance may result in lost revenue and profitability or in lost customer relationships that could materially increase future insurance and other operating costs.

Demand for our products and services is cyclical and is vulnerable to the level of capital and maintenance spending of our customers and to downturns in the industries and markets we serve as well as conditions in the general economy. The lingering economic weakness has adversely impacted us and could continue to adversely impact us in the future.

The demand for our products and services depends upon the existence of construction and repair and maintenance projects in the downstream petroleum, power and other heavy industries in the United States and Canada. Therefore, it is likely that our business will continue to be cyclical in nature and vulnerable to general downturns in the United States, Canadian and world economies and declines in commodity prices, which could adversely affect the demand for our products and services.

Our Construction Services segment’s revenue and cash flow are dependent upon engineering and construction projects. The availability of these types of projects is dependent upon the economic condition of the oil, gas, and power industries, specifically, the level of capital expenditures of oil, gas and power companies on infrastructure. The current disruption in credit and capital markets, as well as a severe recession in North America have had and may continue to have an adverse impact on the level of capital expenditures of oil, gas and power companies and/or their ability to finance these expenditures. Our failure to obtain projects, the delay of project awards , the cancellation of projects or delays in the completion of contracts are factors that result in under-utilization of our resources, which adversely impact our revenue, operating results and cash flow. There are numerous factors beyond our control that influence the level of capital expenditures of oil, gas and power companies, including:

•	current or projected commodity prices, including oil, gas and power prices;

•	refining margins;

•	the demand for oil, gas and electricity;

•	the ability of oil, gas and power companies to generate, access and deploy capital;

•	exploration, production and transportation costs;

•	tax incentives, including those for alternative energy projects such as wind generation;

•	regulatory restraints on the rates that power companies may charge their customers; and

•	local and international political and economic conditions.

Our Repair and Maintenance Services segment’s revenue and cash flow are dependent upon maintenance plans by the oil, gas and power industries. The lingering effect of a severe recession in North America continues to have an adverse impact on the level and timing of maintenance expenditures of oil, gas and power companies. Our failure to obtain projects, the delay in project awards, the cancellation of projects or project commencement delays are factors that result in under-utilization of our resources, which adversely impact on revenue, operating results and cash flow.

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

Our senior revolving credit facility contains covenants that restrict or limit our ability to incur additional debt, acquire or dispose of assets, repurchase equity, or make certain distributions, including dividends. In addition, our credit facility requires that we comply with a number of financial covenants. These covenants and restrictions may impact our ability to effectively execute operating and strategic plans and our operating performance may not be sufficient to comply with the required covenants.

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

In addition, due to our recent operating performance, we were prohibited from utilizing the entire amount of our credit facility at June 30, 2010. If the constraints on our ability to fully access the credit facility continue or worsen, it could limit our ability to fund working capital required for new projects, acquire additional capital assets or pursue our acquisition strategy.

We face substantial competition in each of our business segments, which may have a material adverse effect on our business.

We face competition in all areas of our business from regional, national and international competitors. Our competitors range from small family owned businesses to well-established, well-financed entities, both privately and publicly held, including many major equipment manufacturers, large engineering and construction companies, internal engineering departments and specialty contractors. The markets we serve require substantial resources and, in particular, highly skilled and experienced technical personnel. We compete primarily on the basis of price, customer satisfaction, safety performance and programs, quality of our products and services, and schedule. In particular, as a result of the continuing effects of the recent recession on capital and maintenance spending, we have and may continue to experience pressure on our operating margins.

Our backlog is subject to unexpected fluctuations, adjustments and cancellations and does not include the full value of our long-term maintenance contracts, and therefore, may not be a reliable indicator of our future earnings.

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

One or more customers have in the past and may in the future contribute a material portion to our consolidated revenues in any one year. Because these significant customers generally contract with us for specific projects or for specific periods of time, we may lose these customers from year to year as the projects or maintenance contracts are completed. If we do not replace these projects or customers, our financial condition and results of operations could be materially adversely affected. The loss of business from any one of these customers could have a material adverse effect on our business or results of operations.

The terms of our contracts could expose us to unforeseen costs and costs not within our control, which may not be recoverable and could adversely affect our results of operations and financial condition.

In the current market, our customers are requiring that we bid more jobs on a fixed price basis. Under fixed-price contracts, we agree to perform the contract for a fixed-price and, as a result, can improve our expected profit by superior contract performance, productivity, worker safety and other factors resulting in cost savings. However, we could incur cost overruns above the approved contract price, which may not be recoverable. Under certain incentive fixed-price contracts, we may agree to share with a customer a portion of any savings we are able to generate while the customer agrees to bear a portion of any increased costs we may incur up to a negotiated ceiling. To the extent costs exceed the negotiated ceiling price, we may be required to absorb some or all of the cost overruns.

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

Under cost-plus and time-and-material contracts, we perform our services in return for payment of our agreed upon reimbursable costs plus a profit. The profit component is typically expressed in the contract either as a percentage of the reimbursable costs we actually incur or is factored into the rates we charge for labor or for the cost of equipment and materials, if any, we are required to provide. Our profit could be negatively impacted if our actual costs exceed the estimated costs utilized to establish the billing rates included in the contracts.

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

After commencement of a contract, we may perform, without the benefit of an approved change order from the customer, additional services requested by the customer that were not contemplated in our contract price for various reasons, including customer changes or incomplete or inaccurate engineering, project specifications and other similar information provided to us by the customer. Our construction contracts generally require the customer to compensate us for additional work or expenses incurred under these circumstances.

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

Our profitability could be negatively impacted if we are not able to maintain adequate utilization of our workforce.

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

Our revenues are recognized using the percentage-of-completion method of accounting. The percentage-of-completion accounting practices that we use result in our recognizing contract revenues and earnings ratably over the contract term based on the proportion of actual costs incurred to total estimated contract costs. In addition, some contracts contain penalty provisions for failure to achieve certain milestones, schedules or performance standards. We review our estimates of contract revenues, costs and profitability on a monthly basis. As a result, we may adjust our estimates on one or more occasions as a result of changes in cost estimates, change orders to the original contract, or claims against the customer for increased costs incurred by us due to customer-induced delays and other factors.

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

As a result of the requirements of the percentage-of-completion method of accounting, the possibility exists, for example, that we could have estimated and reported a profit on a contract over several prior periods and later determine that all or a portion of such previously estimated and reported profits were overstated. If this occurs, the full aggregate amount of the overstatement will be reported for the period in which such determination is made.

We are exposed to credit risk from customers. If we experience delays and/or defaults in customer payments, we could suffer liquidity problems or we could be unable to recover all expenditures.

Because of the nature of our contracts, at times we commit resources to customer projects prior to receiving payments from customers in amounts sufficient to cover expenditures on the customer projects as they are incurred. Delays in customer payments may require us to make a working capital investment. If customers default in making payments on projects, it could have an adverse effect on our financial position, results of operations and cash flows.

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

To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions, as of the date of the financial statements, which affect the reported values of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimation by our management include:

•	contract costs and application of percentage-of-completion accounting;

•	provisions for uncollectible receivables from customers for invoiced amounts;

•	the amount and collectability of unapproved change orders and claims against customers;

•	provisions for income taxes and related valuation allowances;

•	recoverability of goodwill and intangible assets;

•	valuation of assets acquired and liabilities assumed in connection with business combinations; and

•	accruals for estimated liabilities, including litigation and insurance reserves.

Our actual results could materially differ from these estimates.

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

Our project managers are involved in most aspects of contracting and contract execution including:

•	supervising the bidding process, including providing estimates of significant cost components, such as material and equipment needs, and the size and composition of the workforce;

•	negotiating contracts;

•	supervising contract performance, including performance by our employees, subcontractors and other third-party suppliers and vendors;

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

Some of our employees are represented by labor unions. The Company has in excess of 50 collective bargaining agreements with various labor unions. The most significant agreements and the expiration dates include the following:

Trade	Local #	Location	Expires
Boilermaker	28	Bayonne, N.J.	12/31/2010
Boilermaker	13	Philadelphia, PA.	9/30/2010
Electrician	351	Winslow, N.J.	10/04/2010
National Travel Lodge	All	National	10/31/2010
Electrician	102	Parsippany, N.J.	5/31/2011
Electrician	164	Paramus, N.J.	5/31/2011

The Company is also working under a number of other agreements that cover a smaller number of employees. These agreements expire within the next five years. For those agreements with upcoming expiration dates, the Company is currently negotiating renewals and expects that the renewals will be successfully completed. To date, the Company has not experienced any significant work stoppages or other significant labor problems in connection with its collective bargaining agreements. A lengthy strike or other work stoppage on any of our projects could have a material adverse effect on our business and results of operations due to an inability to complete contracted projects in a timely manner. From time to time, we have also experienced attempts to unionize certain of our merit employees. While these efforts have only achieved limited success to date, we cannot provide any assurance that we will not experience additional and more successful union activity in the future.

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

There are integration and consolidation risks associated with our acquisition strategy. Future acquisitions may result in significant transaction expenses, unexpected liabilities and risks associated with entering new markets, and we may be unable to profitably operate these businesses.

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

We are involved, and are likely to continue to be involved in legal proceedings, which will increase our costs and, if adversely determined, could have a material effect on our financial condition and results of operations.

We are currently a defendant in legal proceedings arising from the operation of our business and it is reasonable to expect that we would be named in future actions. Many of the actions against us arise out of the normal course of performing services on project sites, and include claims for workers’ compensation, personal injury and property damage. From time to time, we are also named as a defendant for actions involving the violation of federal and state labor laws related to employment practices and wages and benefits and in contract disputes with customers relating to the timeliness and quality of the performance of our services and equipment, materials, design or other services provided by subcontractors and third-party suppliers. We also are, and are likely to continue to be, a plaintiff in legal proceedings against customers seeking to recover payment of contractual amounts due to us as well as claims for increased costs incurred by us resulting from, among other things, services performed by us at the request of a customer that are in excess of original project scope that are later disputed by the customer and customer-caused delays in our contract performance.

We maintain insurance against operating hazards in amounts that we believe are customary in our industry. However, our insurance has deductibles and exclusions of coverage so we cannot provide assurance that we are adequately insured against all types of risks that are associated with the conduct of our business. A successful claim brought against us in excess of, or outside of, our insurance coverage could have a material adverse effect on our financial condition and results of operations.

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

Our operations are subject to environmental laws and regulations, including those concerning emissions into the air; discharges into waterways; generation, storage, handling, treatment and disposal of hazardous material and wastes; and health and safety.

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

We are subject to numerous other laws and regulations including those related to the environment, workplace, employment, health and safety. These laws and regulations are complex, change frequently and could become more stringent in the future. It is impossible to predict the effect on us of any future changes to these laws and regulations. We can provide no absolute assurance that our operations will continue to comply with future laws and regulations or that the costs to comply with these laws and regulations and/or a failure to comply with these laws will not significantly adversely affect our business, financial condition and results of operations.

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

Earnings for future periods may be negatively impacted by foreign currency exchange rates

We are exposed to financial risk as a result of changes in foreign currency exchange rates. The exposure relates to receivables, payables, and intercompany loans utilized to finance foreign subsidiaries in Canada. Future growth in foreign operations in Canada and other countries may expose the Company to additional risk. While we seek to minimize this risk through our contracting strategies and cash management, we may, depending on the magnitude of the risk, elect to utilize currency hedging. To the extent these risk mitigation strategies are ineffective, fluctuations in foreign currency exchange rates could negatively impact our operating results and financial condition.

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

The issuance of additional common stock or securities convertible into our common stock would result in dilution of the ownership interest in us held by existing stockholders. We are authorized to issue, without stockholder approval 5,000,000 shares of preferred stock, par value $0.01 per share, in one or more series, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. In addition, we are authorized to issue, without stockholder approval, a significant number of additional shares of our common stock and securities convertible into either common stock or preferred stock.

Item 1B.	Unresolved Staff Comments

None

Item 2. Properties

The principal properties of Matrix Service at June 30, 2010 were as follows:

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

The information called for by this item is provided in Note 8—Contingencies, of the Notes to Consolidated Financial Statements included in Part II, Item 8., under the caption “Material Legal Proceedings” which information is incorporated by reference into this item.

Item 4.	Reserved

None

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “MTRX”. The following table sets forth the high and low sale prices for our common stock as reported by NASDAQ for the periods indicated:

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
First quarter	$11.74	$9.59	$26.50	$18.56
Second quarter	10.68	8.56	23.74	5.71
Third quarter	12.20	9.43	8.91	5.10
Fourth quarter	12.38	8.58	11.32	6.01

The high sales price of our common stock as reported by NASDAQ in the June Transition Period was $13.01 and the low sales price was $10.66.

As of August 31, 2010, there were 35 holders of record of our common stock. We believe that the number of beneficial owners of our common stock is substantially greater than the number of holders of record.

Dividend Policy

We have never paid cash dividends on our common stock, and the terms of our credit agreement limit the amount of cash dividends we can pay. We currently intend to retain earnings to finance the growth of our business. Any future dividend payments will depend on our financial condition, capital requirements and earnings as well as other factors the Board of Directors may deem relevant.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by the Company of its common stock during the fourth quarter of the fiscal year ended June 30, 2010.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2010
Share Repurchase Program (A)	—	—	—	3,000,000
Employee Transactions (B)	2,100	$10.74	—	—
May 1 to May 31, 2010
Share Repurchase Program (A)	—	—	—	3,000,000
Employee Transactions (B)	2,134	$10.60	—
June 1 to June 30, 2010
Share Repurchase Program (A)	—	—	—	3,000,000
Employee Transactions (B)	—	$—	—

(A)	On February 4, 2009 our Board of Directors authorized a stock buyback program (“February 2009 Program”) that allows the Company to purchase up to 3,000,000 shares of common stock provided that such purchases do not exceed $25.0 million in any calendar year commencing in calendar year 2009 and continuing through calendar year 2012.
(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

Item 6. Selected Financial Data

Selected Financial Data

(In thousands, except percentages and per share data)

	Twelve Months Ended					One Month Ended
	June 30, 2010	May 31, 2009	May 31, 2008	May 31, 2007	May 31, 2006	June 30, 2009 (1)
Revenues	$550,814	$689,720	$731,301	$639,846	$493,927	$45,825
Gross profit	52,922	94,323	75,117	65,886	47,079	5,149
Gross profit %	9.6%	13.7%	10.3%	10.3%	9.5%	11.2%
Operating income	7,753	47,317	34,551	33,050	17,698	1,579
Income before income taxes	7,410	47,759	33,716	31,114	11,594	1,603
Net income	4,876	30,589	21,414	19,171	7,653	994
Net income %	0.9%	4.4%	2.9%	3.0%	1.5%	2.2%
Earnings per share-diluted	0.18	1.16	0.80	0.74	0.35	0.04
Equity per share-outstanding	6.74	6.51	5.32	4.72	3.67	6.52
Weighted average shares outstanding diluted	26,499	26,390	26,875	26,752	25,742	26,434
Working capital	95,740	82,460	60,826	51,306	42,656	82,948
Total assets	284,808	303,451	274,593	242,909	188,276	299,961
Long-term debt	259	850	1,000	836	28,116	777
Total debt	1,031	1,889	2,153	4,301	30,330	1,828
Capital expenditures	5,302	9,983	18,302	13,120	5,614	348
Stockholders’ equity	177,585	170,389	138,700	125,576	76,399	170,797
Total long-term debt to equity %	0.1%	0.5%	0.7%	0.7%	36.8%	0.5%
Cash flow provided by operations	4,399	38,624	45,596	11,358	35,880	18,906

(1)	On July 30, 2009 the Company’s Board of Directors approved a change in the Company’s fiscal year end from May 31 to June 30, beginning July 1, 2009. As a result of the change, the Company had a transition period for the one month ended June 30, 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

CRITICAL ACCOUNTING ESTIMATES

Revenue Recognition

Matrix Service records profits on fixed-price contracts on a percentage-of-completion basis, primarily based on costs incurred to date compared to the total estimated contract cost. Matrix Service records revenue on reimbursable and time and material contracts on a proportional performance basis as costs are incurred. Contracts in process are valued at cost plus accrued profits less billings on uncompleted contracts. Contracts are generally considered substantially complete when field construction is completed. The elapsed time from award of a contract to completion of performance may be in excess of one year. Matrix Service includes pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs, when Matrix Service determines that it is responsible for the procurement and management of such cost components.

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

Claims Recognition

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of anticipated additional costs incurred by us. Recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. If all of the following requirements are met, revenue from a claim is recorded only to the extent that we have incurred costs relating to the claim. We must determine if:

•	there is a legal basis for the claim;

•	the additional costs were caused by circumstances that were unforeseen by the Company and are not the result of deficiencies in our performance;

•	the costs are identifiable or determinable and are reasonable in view of the work performed; and

•	the evidence supporting the claim is objective and verifiable.

As of June 30, 2010 and May 31, 2009, costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of $3.0 million and $0.5 million, respectively. There were no claims included in costs and estimated earnings in excess of billings on uncompleted contracts as of June 30, 2010 or May 31, 2009. Historically, our collections for unapproved change orders and other claims have approximated the amount of revenue recognized.

Loss Contingencies

Various legal actions, claims, and other contingencies arise in the normal course of our business. Contingencies are recorded in the consolidated financial statements, or are otherwise disclosed, in accordance with ASC 450-20, “Loss Contingencies”. Specific reserves are provided for loss contingencies to the extent we conclude their occurrence is both probable and estimable. We use a case-by-case evaluation of the underlying data and update our evaluation as further information becomes known. We believe that any amounts exceeding our recorded accruals should not materially affect our financial position, results of operations or liquidity. However, the results of litigation are inherently unpredictable and the possibility exists that the ultimate resolution of one or more of these matters could result in a material adverse effect on our financial position, results of operations or liquidity.

Legal costs are expensed as incurred.

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. As of June 30, 2010 and May 31, 2009, insurance reserves totaling $8.3 million and $7.6 million, respectively, are included on our balance sheet. These amounts represent our best estimate of our ultimate obligations for asserted claims, insurance premium obligations, and claims incurred but not yet reported at the balance sheet dates. We establish reserves for claims using a combination of actuarially determined estimates and case-by-case evaluations of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions, including the assumed losses for claims incurred but not reported, are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. If actual results of claim settlements are different than the amounts estimated we may be exposed to gains or losses that could be significant. A hypothetical ten percent unfavorable change in our claim reserves at June 30, 2010 would have reduced fiscal 2010 pretax income by $0.6 million.

Goodwill

Goodwill is not amortized and is tested at least annually for impairment. We perform our annual analysis during the fourth quarter of each fiscal year and in any other period in which indicators of impairment warrant additional analysis. Goodwill represents the excess of the purchase price of acquisitions over the acquisition date fair value of the net assets acquired. Goodwill is evaluated for impairment by first comparing management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. Reporting units for purposes of goodwill impairment calculations are our reportable segments.

Management utilizes a discounted cash flow analysis to determine the estimated fair value of our reporting units. Significant judgments and assumptions including the discount rate, anticipated revenue growth rate and gross margins, estimated operating and interest expense, and capital expenditures are inherent in these fair value estimates which are based on our internal operating and capital budgets. As a result, actual results may differ from the estimates utilized in our discounted cash flow analysis. The use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and could result in the recognition of an impairment charge in the financial statements.

As a result of these uncertainties, we utilize multiple scenarios and assign probabilities to each of the scenarios in the discounted cash flow analysis. The results of the discounted cash flow analysis are then compared to the carrying value of the reporting unit. If the carrying value of a reporting unit exceeds its fair value, a computation of the implied fair value of goodwill is compared with its related carrying value. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount of the excess. If an impairment charge is recorded, it would negatively impact our results of operations and financial position.

Although we do not anticipate a future impairment charge, certain events could occur that would adversely affect the reported value of goodwill. Such events could include, but are not limited to, a change in economic or competitive conditions, a significant change in the project plans of our customers, the economic condition of the customers and industries we serve, and a material negative change in the relationships with one or more of our significant customers. If our judgments and assumptions change as a result of the occurrence of any of these events or other events that we do not currently anticipate, our expectations as to future results and our estimate of the implied value of one or more of our reporting units also may change.

We performed our annual impairment test in the fourth quarter to determine whether an impairment existed and to determine the amount of headroom at May 31, 2010. Headroom is defined as the percentage difference between the carrying value of the goodwill and its fair value. At May 31, 2010, headroom for the Construction Services segment was 75% and headroom for the Repair and Maintenance Services segment was 61%.

Our significant assumptions, including revenue growth rates, gross margins, operating and interest expense and other factors, have been reasonably accurate in recent years, but are likely to change in light of the uncertain economic environment in which we operate. Assuming that all other components of our fair value estimate remain unchanged, a change in the following assumptions would have the following effect on headroom:

•

if the growth rate of estimated revenue decreases one percent from current estimates, headroom for the Construction Services segment would be reduced from 75% to 72% and headroom for the Repair and Maintenance Services segment would be reduced from 61% to 58%;

•

if our estimate of gross margins decreases one percent, headroom for the Construction Services segment would be reduced from 75% to 42% and headroom for the Repair and Maintenance Services segment would be reduced from 61% to 36%; and

•

if the applicable discount rate increases one percent, headroom for the Construction Services segment would be reduced from 75% to 62% and headroom for the Repair and Maintenance Services segment would be reduced from 61% to 50%.

Recently Issued Accounting Standards

There are no recently issued accounting standards that we believe will have a material effect on our financial statements.

Matrix Service Company

Results of Operations

(In thousands, except per share data)

	Construction Services	Repair and Maintenance Services	(1) Other	Total
Fiscal Year 2010
Consolidated revenues	$321,254	$229,560	$—	$550,814
Gross profit	34,374	18,548	—	52,922
Operating income	5,957	1,796	—	7,753
Income before income tax expense	5,582	1,828	—	7,410
Net income	3,673	1,203	—	4,876
Earnings per share—diluted				0.18
Weighted average shares outstanding—diluted				26,499

Fiscal Year 2009
Consolidated revenues	$395,240	$294,480	$—	$689,720
Gross profit	50,959	43,364	—	94,323
Operating income	22,111	25,206	—	47,317
Income before income tax expense	21,973	25,786	—	47,759
Net income	14,207	16,382	—	30,589
Earnings per share—diluted				1.16
Weighted average shares outstanding—diluted				26,390

Fiscal Year 2008
Consolidated revenues	$455,887	$275,414	$—	$731,301
Gross profit	33,081	42,036	—	75,117
Operating income (loss)	8,579	25,997	(25)	34,551
Income (loss) before income tax expense	7,950	25,791	(25)	33,716
Net income (loss)	5,483	15,946	(15)	21,414
Earnings per share—diluted				0.80
Weighted average shares outstanding—diluted				26,875

June Transition Period
Consolidated revenues	$28,531	$17,294	$—	$45,825
Gross profit	3,251	1,898	—	5,149
Operating income	1,141	438	—	1,579
Income before income tax expense	1,116	487	—	1,603
Net income	720	274	—	994
Earnings per share—diluted				0.04
Weighted average shares outstanding—diluted				26,434

Variances 2010 to 2009
Consolidated revenues	$(73,986)	$(64,920)	$—	$(138,906)
Gross profit	(16,585)	(24,816)	—	(41,401)
Operating income (loss)	(16,154)	(23,410)	—	(39,564)
Income (loss) before income tax expense	(16,391)	(23,958)	—	(40,349)
Net income (loss)	(10,534)	(15,179)	—	(25,713)

Variances 2009 to 2008
Consolidated revenues	$(60,647)	$19,066	$—	$(41,581)
Gross profit	17,878	1,328	—	19,206
Operating income (loss)	13,532	(791)	25	12,766
Income (loss) before income tax expense	14,023	(5)	25	14,043
Net income (loss)	8,724	436	15	9,175

(1)	Includes items associated with exited operations.

Results of Operations

Overview

The Company has two reportable segments, Construction Services and Repair and Maintenance Services. The majority of the work for both segments is performed in the United States, with 5.8% of revenues generated in Canada during fiscal 2010 as compared to 3.1% in fiscal 2009 and 3.4% in the June Transition Period.

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

Change in Fiscal Year

On July 30, 2009, the Company’s Board of Directors approved a change in the Company’s fiscal year end from May 31 to June 30, beginning July 1, 2009. As a result of the change, the Company had a transition period for the one month ended June 30, 2009.

The Company’s results of operations for the 12 months ended June 30, 2010 (“fiscal 2010”), the 12 months ended May 31, 2009 (“fiscal 2009”), the 12 months ended May 31, 2008 (“fiscal 2008”), and the one month ended June 30, 2009 (“June Transition Period”) are discussed below.

Non-routine Charges

The Company’s fiscal 2010 results were affected by the following non-routine charges:

The California Pay Practices class action lawsuits – We recorded a pretax charge of $5.1 million in fiscal 2010 related to this matter. The charge was recorded as an increase to cost of revenues with $2.3 million allocated to the Construction Services Segment and $2.8 million charged to the Repair and Maintenance Services Segment. The charge is more fully discussed under the caption “Material Legal Proceedings” in Note 8—Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report. This charge is referred to as the “charge on a legal matter” throughout our discussion of financial results in this Item 7.

Claims receivable write-down – We recorded pretax charges totaling $2.9 million in fiscal 2010 caused by a write-down of the value of claim receivables acquired in the February 2009 acquisition of S.M. Electric Company, Inc. (“SME”). Of the charge, $2.5 million was the result of the recorded value of a claim exceeding the arbitration award. The remaining $0.4 million charge related to a separate claim receivable and was recorded in conjunction with our on-going assessment of the recoverability of the recorded value of the claim receivables. These charges are collectively referred to as the “claims receivable write-off” in our discussion of financial results in this Item 7 and were recorded as an increase to selling, general and administrative (“SG&A”) expenses. This charge is more fully discussed in Note 3—Acquisitions of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Claims receivable collection costs – Costs incurred to collect the claims acquired in the SME acquisition were higher than estimated and resulted in a pretax charge of $1.9 million in fiscal 2010. The charge is referred to as the “claims receivable excess collection costs” in our discussion of financial results in this Item 7 and was recorded as an increase to SG&A expense. This charge is more fully discussed in Note 3—Acquisitions of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Significant Loss on Projects

At June 30, 2010 estimated costs on a series of projects at a large complex in the Gulf Coast were well in excess of previous estimates resulting in a pretax charge of $5.4 million in fiscal 2010. The increased costs were primarily due to substantial weather delays and difficult working conditions at the site and poorly defined scopes of work which led to inefficiencies, rework and cost overruns. This charge was recorded as a reduction in gross profit in the Construction Services Segment. The charge is referred to as the loss on the “projects at a Gulf Coast site” throughout our discussion of financial results in this Item 7.

Fiscal 2010 Versus Fiscal 2009

Consolidated

Consolidated revenues were $550.8 million in fiscal 2010, a decrease of $138.9 million, or 20.1%, from consolidated revenues of $689.7 million in fiscal 2009. The decline in consolidated revenues was due to an overall decline in our level of business volume as our customers continue to be cautious in their short-term spending leading to short and long-term delays in project awards, downsizing of projects, and delays and reductions in maintenance spending. In addition, we did not experience the full effect of the recession in our core markets until the second half of fiscal 2009. Therefore, the comparable prior year revenues were only partially impacted by the effects of the recession.

Consolidated gross profit decreased from $94.3 million in fiscal 2009 to $52.9 million in fiscal 2010. The decrease of $41.4 million was due to lower business volume and lower gross margins which decreased to 9.6% in fiscal 2010 compared to 13.7% a year earlier. The lower gross margins were primarily due to a charge on a legal matter of $5.1 million and the loss of $5.4 million on the projects at a Gulf Coast site. Gross margins in fiscal 2010 and 2009 were negatively affected by a lower volume of business available to recover construction overhead costs, particularly in fiscal 2010.

Consolidated SG&A expenses were $45.2 million in fiscal 2010 compared to $47.0 million in the prior fiscal year. The net decrease of $1.8 million was the result of our on-going efforts to reduce our cost structure due to an unfavorable business environment and was partially offset by the claims receivable write-off of $2.9 million and claims receivable excess collection costs of $1.9 million. SG&A expense as a percentage of revenue increased to 8.2% in fiscal 2010 compared to 6.8% in the prior fiscal year primarily due to a lower level of revenues in fiscal 2010.

Net interest expense was $0.6 million in fiscal 2010 and $0.2 million in fiscal 2009. The increase in net interest expense in fiscal 2010 was due to lower interest rates earned on invested cash, higher Unused Revolving Credit Facility fees, higher rates on letters of credit issued under the Credit Facility and higher letter of credit balances.

Other income in fiscal 2010 was $0.3 million and related primarily to foreign currency transaction gains. Other income in fiscal 2009 was $0.7 million and related primarily to insurance proceeds received.

The effective tax rates for fiscal 2010 and fiscal 2009 were 34.2% and 36.0%, respectively. The fiscal 2010 effective tax rate was lower than the statutory rate due to a federal tax deduction relating to domestic production activities and state tax credits. In fiscal 2009, certain operating loss carryforwards previously reserved were utilized or deemed to be fully utilizable resulting in a benefit of $1.0 million.

Construction Services

Revenues for the Construction Services segment were $321.2 million in fiscal 2010, compared with $395.2 million in fiscal 2009. The decrease of $74.0 million, or 18.7%, was primarily due to continued delays in project awards and a decline in our customers’ capital spending. The lower spending led to declines in Downstream Petroleum, Aboveground Storage Tank and Specialty revenues which declined by $57.2 million, $41.9 million and $1.0 million, respectively. Partially offsetting these declines were higher Electrical and Instrumentation revenues, which increased to $72.0 million in fiscal 2010 compared to $45.9 million a year earlier. The increase in Electrical and Instrumentation revenues was primarily attributable to the inclusion of a full year of SME operations in fiscal 2010 compared to less than four months in fiscal 2009 due to the acquisition in February 2009.

Gross profit decreased from $51.0 million in fiscal 2009 to $34.4 million in fiscal 2010 due to the reduction in revenues and lower gross margins which decreased from 12.9% in fiscal 2009 to 10.8% in fiscal 2010. Fiscal 2010 margins were negatively affected by a lower volume of work which led to a lower recovery of construction overhead costs, the loss of $5.4 million on the projects at a Gulf Coast site, and the charge on a legal matter of $2.3 million.

Repair and Maintenance Services

Revenues for the Repair and Maintenance Services segment were $229.6 million in fiscal 2010 compared to $294.5 million in fiscal 2009. The decline was due to a lower volume of recurring repair and maintenance work which has resulted in lower Aboveground Storage Tank revenues, which decreased 45.2% to $91.1 million in fiscal 2010 compared to $166.3 million a year earlier. This decline was partially offset by higher Downstream Petroleum and Electrical and Instrumentation revenues, which increased to $115.0 million and $23.5 million in fiscal 2010, compared to $106.2 million and $22.0 million a year earlier.

Gross profit decreased from $43.4 million in fiscal 2009 to $18.5 million in fiscal 2010 due to a reduction in revenues and lower gross margins. Gross margins were 8.1% in fiscal 2010 compared to 14.7% in fiscal 2009. The gross margin reduction was due to lower direct margins, the unfavorable impact of unrecovered construction overhead costs caused by a lower volume of business and the charge on a legal matter of $2.8 million.

Fiscal 2009 Versus Fiscal 2008

Consolidated

Consolidated revenues were $689.7 million in fiscal 2009, a decrease of $41.6 million, or 5.7%, from consolidated revenues of $731.3 million for fiscal 2008. The reduction in consolidated revenues was caused by a decrease of $60.7 million in Construction Services revenues partially offset by an increase of $19.1 million in Repair and Maintenance Services revenues.

Consolidated gross profit increased from $75.1 million in fiscal 2008 to $94.3 million in fiscal 2009. The improvement of $19.2 million or 25.6% was due primarily to an increase in gross profit caused by higher gross margins, which improved from 10.3% in fiscal 2008 to 13.7% in fiscal 2009. The gross margin improvement was due to higher margins in the Construction Services segment, where the gross margin increased to 12.9% in fiscal 2009 versus 7.3% in the prior fiscal year. Repair and Maintenance Services segment gross margins were 14.7% in fiscal 2009 compared to 15.3% in fiscal 2008.

Consolidated SG&A expenses increased $6.4 million, or 15.8%, in fiscal 2009 to $47.0 million from $40.6 million for fiscal 2008. The increase was primarily due to the costs relating to our expansion into Western Canada and the Gulf Coast Region, the acquisition of SME in February 2009, and higher employee related and facility costs incurred to build the infrastructure and sales forces necessary to support our long-term growth plan. SG&A expense as a percentage of revenue increased to 6.8% in fiscal 2009 compared to 5.6% in the prior fiscal year.

Net interest expense was $0.2 million in fiscal 2009 compared to $0.8 million in fiscal 2008. In fiscal 2009, the non-cash amortization of deal fees relating to the senior revolving credit facility and cash interest on our capital leases was partially offset by interest income generated from the investment of excess cash.

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

•

It does not include interest expense. Because we have borrowed money to finance our operations, pay commitment fees to maintain our credit facility, and incur fees to issue letters of credit under the credit facility, interest expense is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations.

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

	Reconciliation of EBITDA to Net Income
	(In thousands)
	Twelve Months Ended			One Month Ended
	June 30, 2010	May 31, 2009	May 31, 2008	June 30, 2009
Net income	$4,876	$30,589	$21,414	$994
Interest expense (1)	672	563	808	91
Provision for income taxes	2,534	17,170	12,302	609
Depreciation and amortization	11,751	10,760	8,373	994

EBITDA	$19,833	$59,082	$42,897	$2,688

(1)	Interest expense for the 12 months ended May 31, 2008 is presented net of interest income.

Outlook

We are beginning to experience improvements in many of our markets, led by Aboveground Storage Tank and Electrical and Instrumentation. The strengthening of new construction in the Aboveground Storage Tank market is being led by the continued development of the Canadian oil sands and increasing investment from energy trading companies looking to add storage capacity. Additionally, many projects that were delayed are now moving forward as market conditions have improved. We expect the Electrical and Instrumentation market to continue to be strong due to the continuing high voltage overhaul occurring in the United States. The Repair and Maintenance Services segment remains relatively soft with only modest increases in bid volume and continued downward pressure on gross margins. With regard to turnaround activity, fiscal 2011 is shaping up to be similar to fiscal 2010 with many announced shutdowns being delayed into calendar year 2011. We also expect our focus in the Gulf Coast, Western Canada and Latin America to begin to produce significant opportunities in fiscal 2011.

FINANCIAL CONDITION AND LIQUIDITY

Overview

We define liquidity as the ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary source of liquidity in fiscal 2010 was cash on hand at the beginning of the year. Cash on hand at June 30, 2010 totaled $50.9 million and availability under the senior revolving credit facility totaled $51.3 million, resulting in total liquidity of $102.2 million.

Factors that routinely impact our short-term liquidity and that may impact our long-term liquidity include, but are not limited to:

•	Changes in working capital

•	Contract terms that determine the timing of billings to customers and the collection of those billings

•	Some cost plus and fixed price customer contracts are billed based on milestones which may require us to incur significant expenditures prior to collections from our customers.

•	Time and material contracts are normally billed in arrears. Therefore, we are routinely required to carry these costs until they can be billed and collected.

•	Some of our large construction projects may require significant retentions or security in the form of letters of credit.

•	Capital expenditures

Other factors that may impact both short and long-term liquidity include:

•	Acquisitions of new businesses

•	Strategic investments in new operations

•	Purchases of shares under our stock buyback program

•	Contract disputes or collection issues resulting from the failure of a significant customer

•	Maintaining full capacity under our senior revolving credit facility and remaining in compliance with all covenants contained in the credit agreement

In fiscal 2009, we funded the acquisitions of SME and the purchase of certain assets, technology and resources for the design and construction of specialty cryogenic tanks with cash on hand. However, in the future we may elect to raise additional capital by issuing common or preferred stock, convertible notes, term debt or increase the amount of our revolving credit facility as necessary to fund our operations or to fund the acquisition of other businesses. We will continue to evaluate our working capital requirements and other factors to maintain sufficient liquidity.

Cash Flows from Operating Activities

Operations provided $4.4 million of cash in fiscal 2010. Major components of cash flows from operating activities are as follows:

Cash Flow from Operations (In thousands)

Net income	$4,876
Non-cash expense	17,179
Loss on disposition of property, plant and equipment	209
Cash effect of changes in operating assets and liabilities	(17,865)

Cash flow from operations	$4,399

Cash Flows from Investing Activities

Investing activities used $5.1 million of cash in fiscal 2010 due to capital expenditures of $5.3 million, partially offset by proceeds from asset sales of $0.2 million. Fiscal 2010 capital expenditures included $1.4 million for the purchase of construction equipment, $1.7 million for transportation equipment, $1.7 million for furniture and fixtures, and $0.5 million for land and buildings. Assets acquired through capital leases totaled $0.3 million in fiscal 2010 and are reported as non-cash additions to property, plant and equipment in the Consolidated Statement of Cash Flows.

At June 30, 2010 expected spending to complete in-progress capital projects totaled $1.2 million. The completion of these projects will be funded with cash on hand.

Cash Flows from Financing Activities

Financing activities used $1.4 million of cash in fiscal 2010 primarily due to capital lease payments of $1.1 million and treasury share purchases of $0.5 million. Partially offsetting these payments were proceeds from the exercise of stock options outstanding under our stock based incentive plans of $0.1 million and the related tax benefit of $0.1 million.

Senior Revolving Credit Facility

The Company has a five-year, $75.0 million senior revolving credit facility (“Credit Facility”) that expires on November 30, 2012. The Credit Facility is guaranteed by substantially all of the Company’s subsidiaries and is secured by a lien on substantially all of the Company’s assets.

The Credit Facility is primarily used for the issuance of letters of credit and to fund working capital. Our ability to incur short-term borrowings or to access the Credit Facility for letters of credit is limited by the Senior Leverage Ratio, which provides that Consolidated Funded Indebtedness may not exceed 2.5 times Consolidated EBITDA over the previous four quarters, as defined in the credit agreement. Due to the operating results in the second half of fiscal 2010, Consolidated EBITDA totaled $25.2 million for the four quarters ended June 30, 2010, reducing the capacity of the Credit Facility to $62.9 million. There were $11.6 million of letters of credit outstanding at year end reducing the remaining availability to $51.3 million at June 30, 2010. The operating results also caused a violation of the Fixed Charge Coverage Ratio covenant. The Fixed Charge Coverage Ratio at June 30, 2010 was 0.83 to 1.00 which was less than the minimum requirement of 1.25 to 1.00.

The Company received a waiver of the Fixed Charge Coverage Ratio covenant violation on September 24, 2010. The credit agreement was also amended, effective September 24, 2010, to add back the $5.1 million charge on a legal matter to the calculation of Consolidated EBITDA which will improve our ability to comply with the Fixed Charge Coverage Ratio covenant and increase availability under the Credit Facility. If the amendment had been effective June 30, 2010 we would have had access to the full capacity of the Credit Facility.

Based on our current budget projections and the amendment discussed above, we believe that access to the capacity of the Credit Facility will be limited in the first half of fiscal 2011. However, given our strong cash position, we do not expect this decreased capacity to affect the day-to-day operations of the business but further reductions in availability could limit our ability to make strategic acquisitions.

The credit agreement, as currently amended, includes the following:

•	Limits share repurchases to $25.0 million in any calendar year.

•

Permits acquisitions so long as the Company’s Senior Leverage Ratio on a pro forma basis as of the end of the fiscal quarter immediately preceding the acquisition is below 1.00 to 1.00 and availability under the Credit Facility is at or above 50% after consummation of the acquisition. If the Senior Leverage Ratio on a pro forma basis as of the end of the fiscal quarter immediately preceding the acquisition is over 1.00 to 1.00 but below 1.75 to 1.00, acquisitions will be limited to $25.0 million in a twelve month period, provided there is at least $25.0 million of availability under the Credit Facility after the consummation of the acquisition.

•	Amounts borrowed under the Credit Facility bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio.

•	The additional margin on the LIBOR-based loans is between 2.00% and 2.75% based on the Senior Leverage Ratio.

•	The additional margin on the Alternate Base Rate loans is between 1.00% and 1.75% based on the Senior Leverage Ratio.

•	The Alternate Base Rate is the greater of the Prime Rate, Federal Funds Effective Rate plus 0.50% or LIBOR plus 1.00%.

•	The Unused Revolving Credit Facility Fee is between 0.35% and 0.50% based on the Senior Leverage Ratio.

The credit agreement includes significant financial covenants that include the following:

•

Tangible Net Worth must be an amount which is no less than the sum of $110.0 million, plus the net proceeds of any issuance of equity that occurs after November 30, 2008, plus 50% of all positive quarterly net income after November 30, 2008.

•	Senior Leverage Ratio must not exceed 2.50 to 1.00;

•	Asset Coverage Ratio must be greater than or equal to 1.45 to 1.00; and,

•	Fixed Charge Coverage Ratio must be greater than or equal to 1.25 to 1.00.

The Company has received a waiver for the June 30, 2010 Fixed Charge Coverage Ratio covenant violation and is in compliance with all other affirmative, negative, and financial covenants under the credit agreement and is at the lowest margin tier for the LIBOR and Alternate Base Rate loans and the lowest tier for the Unused Revolving Credit Facility Fee.

Dividend Policy

We have never paid cash dividends on our common stock, and the terms of our credit agreement limit the amount of cash dividends we can pay. We currently intend to retain earnings to finance the growth of our business. Any future dividend payments will depend on our financial condition, capital requirements and earnings as well as other factors the Board of Directors may deem relevant.

Treasury Shares

On February 4, 2009 our Board of Directors authorized a stock buyback program (“February 2009 Program”) that allows the Company to purchase up to 3,000,000 shares of common stock provided that such purchases do not exceed $25.0 million in any calendar year commencing in calendar year 2009 and continuing through calendar year 2012. The Company did not purchase any common shares under the February 2009 Program in fiscal 2010. Matrix Service may purchase shares in future periods if sufficient liquidity exists and the Company believes that it is in the best interest of the stockholders.

In addition to any stock buyback program that may be in effect, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix Service withheld 49,138 shares in fiscal 2010 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares.

The Company has 1,546,512 treasury shares as of June 30, 2010 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

Commitments

As of June 30, 2010, the following commitments were in place to support our ordinary course obligations:

	Commitments by Expiration Period
	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years	Total
	(In thousands)
Letters of credit (1)	$2,697	$8,925	$—	$—	$11,622
Surety bonds	45,242	412	10	—	45,664

Total commitments	$47,939	$9,337	$10	$—	$57,286

(1)	All letters of credit issued under our Credit Facility are in support of our workers’ compensation insurance programs or certain construction contracts. The letters of credit that support our workers’ compensation programs are expected to renew annually through the term of the Credit Facility; therefore, they are reported in the same period that the Credit Facility expires. The letters of credit that support construction contracts will expire when the related work is completed and the warranty period has passed; therefore, these letters of credit are reported in the period that we expect the warranty period to end.

Contractual obligations at June 30, 2010 are summarized below:

	Contractual Obligations by Expiration Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In thousands)
Operating leases	$3,003	$5,118	$3,173	$499	$11,793
Capital lease obligations	781	315	—	—	1,096
Purchase obligations (1)	—	—	—	—	—

Total contractual obligations	$3,784	$5,433	$3,173	$499	$12,889

(1)	We enter into purchase commitments in the ordinary course of business to satisfy our requirements for materials and supplies under contracts that we have been awarded. The commitments, which are recoverable from our clients, are short-term and are generally settled in less than one year. We do not enter into long-term purchase obligations on a speculative basis for fixed or minimum quantities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest rate risk results primarily from our variable rate indebtedness under our senior credit facility, which is influenced by movements in short-term rates. Borrowings under our $75.0 million revolving credit facility are based on an alternate base rate or LIBOR as elected by the Company plus an additional margin based on our Senior Leverage Ratio. Although there were no amounts outstanding under the facility at June 30, 2010 and we did not borrow under the facility in fiscal 2010, we have in the past and may in the future borrow against our revolving credit line to fund short-term working capital needs. We do not currently utilize interest rate swaps to hedge our interest rate risk; therefore, short-term interest rates could have an impact on future interest expense.

Financial instruments with interest rate risk at June 30, 2010 were as follows:

	Maturity by Fiscal Year						Fair Value as of June 30, 2010
	2011	2012	2013	2014	2015	Total
	(In thousands)
Long-term debt:
Variable rate debt (1)	$—	$—	$—	$—	$—	$—	$—

(1)	There were no outstanding borrowings under our senior credit facility at June 30, 2010 nor were any amounts borrowed in fiscal 2010. At the Company’s option, amounts borrowed under the revolving credit facility will bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The Alternate Base Rate is the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.5% or LIBOR plus 1.00%. The additional margin ranges from 1.00% to 1.75% on Alternate Base Rate borrowings and from 2.00% to 2.75% on LIBOR-based borrowings. The Senior Leverage Ratio for the year ended June 30, 2010 placed the Company in the lowest interest rate tier, resulting in LIBOR and Alternate Base Rate margins of 2.00% and 1.00%, respectively.

Financial instruments with interest rate risk at May 31, 2009 were as follows:

	Maturity by Fiscal Year						Fair Value as of May 31, 2009
	2010	2011	2012	2013	2014	Total
	(In thousands)
Long-term debt:
Variable rate debt (1)	$—	$—	$—	$—	$—	$—	$—

(1)	There were no outstanding borrowings under our senior credit facility at May 31, 2009 nor were any amounts borrowed in fiscal 2009. At the Company’s option, amounts borrowed under the revolving credit facility will bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The Alternate Base Rate is the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.5% or LIBOR plus 1.00%. The additional margin ranges from 1.00% to 1.75% on Alternate Base Rate borrowings and from 2.00% to 2.75% on LIBOR-based borrowings. The Senior Leverage Ratio for the year ended May 31, 2009 placed the Company in the lowest interest rate tier, resulting in LIBOR and Alternate Base Rate margins of 2.00% and 1.00%, respectively.

Foreign Currency Risk

Matrix Service has subsidiaries with operations in Canada with the Canadian dollar as their functional currency. Historically, movements in the foreign currency exchange rate have not significantly impacted results. However, growth in our Canadian operations or expansions to other counties and fluctuations in currency exchange rates could impact the Company’s financial results in the future. Management has not entered into derivative instruments to hedge foreign currency risk, but periodically evaluates the materiality of our foreign currency exposure. A 10% change in the Canadian dollar against the U. S. dollar would not have had a material impact on the financial results of the Company for the fiscal year ended June 30, 2010.

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

Item 8. Financial Statements and Supplementary Data

Financial Statements of the Company

Management’s Report on Internal Control Over Financial Reporting	37

Reports of Independent Registered Public Accounting Firm	38

Consolidated Balance Sheets as of June 30, 2010 and May 31, 2009	40

Consolidated Statements of Income for the Years Ended June 30, 2010, May 31, 2009, May 31, 2008 and the One Month Ended June 30, 2009	42

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Years Ended June 30, 2010, May 31, 2009, May 31, 2008 and the One Month Ended June 30, 2009	43

Consolidated Statements of Cash Flows for the Years Ended June 30, 2010, May 31, 2009, May 31, 2008 and the One Month Ended June 30, 2009	45

Notes to Consolidated Financial Statements	47

Quarterly Financial Data (Unaudited)	67

Schedule II—Valuation and Qualifying Accounts	68

Financial Statement Schedules

The financial statement schedule is filed as a part of this report under Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended June 30, 2010, May 31, 2009 and May 31, 2008 and the One Month Ended June 30, 2009 immediately following Quarterly Financial Data (Unaudited). All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

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

All internal control systems, no matter how well designed, have inherent limitations and cannot provide absolute assurance that all objectives will be met. Internal control over financial reporting is a process that involves diligence and is subject to lapses in judgment and human error. Internal control over financial reporting can also be circumvented by collusion or management override of controls. Because of these limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on this assessment, the Company’s management has concluded that the Company’s internal control over financial reporting as of June 30, 2010 was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. Deloitte & Touche LLP’s report on the Company’s internal control over financial reporting is included herein.

/s/ Michael J. Bradley ------------------------------------------------------------------------	/s/ Thomas E. Long ----------------------------------------------------------------------
Michael J. Bradley	Thomas E. Long
President and Chief Executive Officer	Vice President and Chief Financial Officer

September 28, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Matrix Service Company:

We have audited the internal control over financial reporting of Matrix Service Company and subsidiaries (“the Company”) as of June 30, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2010 of the Company and our report dated September 28, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP ---------------------------------------------------------------

Tulsa, Oklahoma

September 28, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Matrix Service Company:

We have audited the accompanying consolidated balance sheets of Matrix Service Company and subsidiaries (the “Company”) as of June 30, 2010 and May 31, 2009, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year ended June 30, 2010, the one month ended June 30, 2009 and the years ended May 31, 2009 and 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Matrix Service Company and subsidiaries as of June 30, 2010 and May 31, 2009, and the results of their operations and their cash flows for the year ended June 30, 2010, the one month ended June 30, 2009 and the years ended May 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 28, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP ---------------------------------------------------------------

Tulsa, Oklahoma

September 28, 2010

Matrix Service Company

Consolidated Balance Sheets

(In thousands)

	June 30, 2010	May 31, 2009
Assets
Current assets:
Cash and cash equivalents	$50,899	$34,553
Accounts receivable, less allowances (2010—$1,404; 2009—$710)	87,327	122,283
Costs and estimated earnings in excess of billings on uncompleted contracts	40,920	35,619
Inventories	3,451	4,926
Income tax receivable	1,779	647
Deferred income taxes	8,073	4,843
Prepaid expenses	4,557	3,935
Other current assets	1,519	3,044

Total current assets	198,525	209,850
Property, plant and equipment, at cost:
Land and buildings	27,859	27,319
Construction equipment	52,086	53,925
Transportation equipment	19,192	17,971
Furniture and fixtures	14,358	14,527
Construction in progress	1,251	812

	114,746	114,554
Accumulated depreciation	(61,817)	(55,745)

	52,929	58,809
Goodwill	27,216	25,768
Other intangible assets	4,141	4,571
Other assets	1,997	4,453

Total assets	$284,808	$303,451

See accompanying notes.

Matrix Service Company

Consolidated Balance Sheets (continued)

(In thousands, except share data)

	June 30, 2010	May 31, 2009
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$44,769	$48,668
Billings on uncompleted contracts in excess of costs and estimated earnings	28,877	51,305
Accrued insurance	8,257	7,612
Accrued wages and benefits	13,538	16,566
Current capital lease obligation	772	1,039
Other accrued expenses	6,572	2,200

Total current liabilities	102,785	127,390
Long-term capital lease obligation	259	850
Deferred income taxes	4,179	4,822
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of June 30, 2010 and May 31, 2009	279	279
Additional paid-in capital	111,637	110,272
Retained earnings	81,252	75,393
Accumulated other comprehensive income	495	596

	193,663	186,540
Less treasury stock, at cost —1,546,512 and 1,696,517 shares as of June 30, 2010 and May 31, 2009	(16,078)	(16,151)

Total stockholders’ equity	177,585	170,389

Total liabilities and stockholders’ equity	$284,808	$303,451

See accompanying notes.

Matrix Service Company

Consolidated Statements of Income

(In thousands, except per share data)

	Twelve Months Ended			One Month Ended
	June 30, 2010	May 31, 2009	May 31, 2008	June 30, 2009
Revenues	$550,814	$689,720	$731,301	$45,825
Cost of revenues	497,892	595,397	656,184	40,676

Gross profit	52,922	94,323	75,117	5,149
Selling, general and administrative expenses	45,169	47,006	40,566	3,570

Operating income	7,753	47,317	34,551	1,579
Other income (expense):
Interest expense	(672)	(563)	(890)	(91)
Interest income	79	330	82	17
Other	250	675	(27)	98

Income before income tax expense	7,410	47,759	33,716	1,603
Provision for federal, state and foreign income taxes	2,534	17,170	12,302	609

Net income	$4,876	$30,589	$21,414	$994

Basic earnings per common share	$0.19	$1.17	$0.81	$0.04

Diluted earnings per common share	$0.18	$1.16	$0.80	$0.04

Weighted average common shares outstanding:
Basic	26,275	26,121	26,427	26,192
Diluted	26,499	26,390	26,875	26,434

See accompanying notes.

Matrix Service Company

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total
Balances, May 31, 2007	$279	$104,408	$23,422	$(3,500)	$967	$125,576
Net income	—	—	21,414	—	—	21,414
Other comprehensive income (Note 10)	—	—	—	—	617	617
Comprehensive income						22,031
Exercise of stock options (165,450 shares)	—	574	(27)	494	—	1,041
Tax effect of exercised stock options	—	721	—	—	—	721
Stock-based compensation expense	—	2,874	—	—	—	2,874
Issuance of deferred shares (59,590 shares)	—	(175)	—	175	—	—
Open market purchase of treasury shares (729,982 shares)	—	—	—	(12,843)	—	(12,843)
Other treasury share purchases (23,192 shares)	—	—	—	(700)	—	(700)

Balances, May 31, 2008	279	108,402	44,809	(16,374)	1,584	138,700
Net income	—	—	30,589	—	—	30,589
Other comprehensive loss (Note 10)	—	—	—	—	(988)	(988)

Comprehensive income						29,601
Exercise of stock options (62,950 shares)	—	108	(5)	169	—	272
Tax effect of exercised stock options and vesting of deferred shares	—	(220)	—	—	—	(220)
Stock-based compensation expense	—	2,206	—	—	—	2,206
Issuance of deferred shares (83,370 shares)	—	(224)	—	224	—	—
Treasury share purchases (17,237 shares)	—	—	—	(170)	—	(170)

Balances, May 31, 2009	$279	$110,272	$75,393	$(16,151)	$596	$170,389

See accompanying notes.

Matrix Service Company

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (continued)

(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total
Balances, May 31, 2009	$279	$110,272	$75,393	$(16,151)	$596	$170,389
Net income	—	—	994	—	—	994
Other comprehensive loss (Note 10)	—	—	—	—	(815)	(815)

Comprehensive income						179
Tax effect from the vesting of deferred shares	—	(9)	—	—	—	(9)
Stock-based compensation expense	—	238	—	—	—	238
Issuance of deferred shares (1,952 shares)	—	(5)	—	5	—	—

Balances, June 30, 2009	279	110,496	76,387	(16,146)	(219)	170,797
Net income	—	—	4,876	—	—	4,876
Other comprehensive income (Note 10)	—	—	—	—	714	714

Comprehensive income						5,590
Exercise of stock options (31,900 shares)	—	38	(11)	88	—	115
Tax effect of exercised stock options and vesting of deferred shares	—	(496)	—	—	—	(496)
Stock-based compensation expense	—	2,052	—	—	—	2,052
Issuance of deferred shares (165,291 shares)	—	(453)	—	453	—	—
Treasury share purchases (49,138 shares)	—	—	—	(473)	—	(473)

Balances, June 30, 2010	$279	$111,637	$81,252	$(16,078)	$495	$177,585

See accompanying notes.

Matrix Service Company

Consolidated Statements of Cash Flows

(In thousands)

	Twelve Months Ended			One Month Ended
	June 30, 2010	May 31, 2009	May 31, 2008	June 30, 2009
Operating activities:
Net income	$4,876	$30,589	$21,414	$994
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions (Note 3):
Depreciation and amortization	11,751	10,760	8,373	994
(Gain) loss on disposition of property, plant and equipment	209	250	(6)	(19)
Provision for uncollectible accounts	2,892	441	1,161	66
Stock-based compensation expense	2,052	2,206	2,874	238
Other	484	123	260	4
Inventory lower of cost or market write-down	—	1,157	—	—
Deferred income tax	(3,556)	(88)	1,484	(411)
Tax benefit deficiency from vesting of deferred shares	(578)	(347)	—	—
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects from acquisitions (Note 3):
Accounts receivable	12,003	9,838	(2,748)	22,214
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,724)	16,928	(4,306)	(722)
Inventories	1,238	(1,828)	636	(89)
Prepaid expenses and other assets	615	(749)	(1,530)	(1,171)
Accounts payable	1,693	(25,063)	963	(5,676)
Billings on uncompleted contracts in excess of costs and estimated earnings	(22,816)	(3,411)	14,466	1,054
Accrued expenses	1,231	494	1,265	591
Income tax receivable/payable	(1,971)	(2,676)	1,290	839

Net cash provided by operating activities	4,399	38,624	45,596	18,906

Investing activities:
Acquisition of property, plant and equipment	(5,302)	(9,983)	(18,302)	(348)
Proceeds from asset sales	218	1,002	452	21
Acquisitions, net of cash acquired	—	(15,337)	—	—

Net cash used by investing activities	$(5,084)	$(24,318)	$(17,850)	$(327)

See accompanying notes.

Matrix Service Company

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Twelve Months Ended			One Month Ended
	June 30, 2010	May 31, 2009	May 31, 2008	June 30, 2009
Financing activities:
Exercise of stock options	$115	$272	$1,041	$—
Advances under bank credit facility	—	—	183,810	—
Repayments of bank credit facility	—	—	(183,810)	—
Payment of debt amendment fees	—	(244)	—	—
Capital lease payments	(1,077)	(1,137)	(775)	(87)
Repayment of other notes	—	—	(2,709)	—
Tax benefit of exercised stock options and vesting of deferred shares	82	127	721	—
Open market purchase of treasury shares	—	—	(12,843)	—
Other treasury share purchases	(473)	(170)	(700)	—

Net cash used by financing activities	(1,353)	(1,152)	(15,265)	(87)
Effect of exchange rate changes on cash	461	(590)	361	(569)

Net increase (decrease) in cash and cash equivalents	(1,577)	12,564	12,842	17,923
Cash and cash equivalents, beginning of period	52,476	21,989	9,147	34,553

Cash and cash equivalents, end of period	$50,899	$34,553	$21,989	$52,476

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$8,641	$20,134	$8,750	$247

Interest	$530	$396	$529	$142

Non-cash investing and financing activities:
Equipment acquired through capital leases	$280	$877	$1,220	$26

Purchases of property, plant and equipment on account	$41	$49	$484	$112

See accompanying notes.

Matrix Service Company

Notes to Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We believe the most significant estimates and judgments are associated with revenue recognition, the recoverability tests that must be periodically performed with respect to our goodwill and other intangible assets, valuation reserves on our accounts receivable and deferred tax assets, and the estimation of loss contingencies, including liabilities associated with litigation and with the self insured retentions on our insurance programs. Actual results could differ from those estimates.

Revenue Recognition

Matrix Service records profits on fixed-price contracts on a percentage-of-completion basis, primarily based on costs incurred to date compared to the total estimated contract cost. Matrix Service records revenue on reimbursable and time and material contracts on a proportional performance basis as costs are incurred. Contracts in process are valued at cost plus accrued profits less billings on uncompleted contracts. Contracts are generally considered substantially complete when field construction is completed. The elapsed time from award of a contract to completion of performance may be in excess of one year. Matrix Service includes pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs, when Matrix Service determines that it is responsible for the procurement and management of such cost components.

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

Precontract Costs

Precontract costs are charged to earnings as incurred.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Claims Recognition

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of anticipated additional costs incurred by us. Recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. If all of the following requirements are met, revenue from a claim is recorded only to the extent that we have incurred costs relating to the claim. We must determine if:

•	there is a legal basis for the claim;

•	the additional costs were caused by circumstances that were unforeseen by the Company and are not the result of deficiencies in our performance;

•	the costs are identifiable or determinable and are reasonable in view of the work performed; and

•	the evidence supporting the claim is objective and verifiable.

Unapproved change orders and claims are more fully discussed in Note 8—Contingencies.

Cash Equivalents

The Company includes as cash equivalents all investments with original maturities of three months or less which are readily convertible into cash. Approximately $0.3 million of cash as of June 30, 2010 and May 31, 2009 is classified as Other Assets as it is restricted for use under an alliance agreement with a customer.

Accounts Receivable

Accounts receivable are carried on a gross basis, less the allowance for uncollectible accounts. The Company’s customers consist primarily of major integrated oil companies, independent refiners and marketers, power companies, petrochemical companies, pipeline companies, contractors and engineering firms. The Company is exposed to the risk of individual customer defaults or depressed cycles in our customers’ industries. To mitigate this risk many of our contracts require payment as projects progress or advance payment in some circumstances. In addition, in most cases the Company can place liens against the property, plant or equipment constructed or terminate the contract if a material contract default occurs. Management estimates the allowance for uncollectible accounts based on existing economic conditions, the financial condition of its customers and the amount and age of past due accounts. Accounts are written off against the allowance for uncollectible accounts only after all collection attempts have been exhausted.

Loss Contingencies

Various legal actions, claims and other contingencies arise in the normal course of our business. Contingencies are recorded in the consolidated financial statements, or are otherwise disclosed, in accordance with ASC 450-20, “Loss Contingencies”. Specific reserves are provided for loss contingencies to the extent we conclude their occurrence is both probable and estimable. We use a case-by-case evaluation of the underlying data and update our evaluation as further information becomes known. We believe that any amounts exceeding our recorded accruals should not materially affect our financial position, results of operations or liquidity. However, the results of litigation are inherently unpredictable and the possibility exists that the ultimate resolution of one or more of these matters could result in a material adverse effect on our financial position, results of operations or liquidity.

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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets. Depreciable lives are as follows: buildings—40 years, construction equipment—3 to 15 years, transportation equipment—3 to 5 years, and furniture and fixtures—3 to 10 years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets used in operations may not be recoverable. The determination of whether an impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and, to the extent the carrying value exceeds the fair value of the assets, recording a loss provision.

For assets identified to be disposed of in the future, the carrying value of the assets are compared to the estimated fair value less the cost of disposal to determine if an impairment has occurred. Until the assets are disposed of, an estimate of the fair value is redetermined when related events or circumstances change.

Goodwill

Goodwill is not amortized and is tested at least annually for impairment. Goodwill represents the excess of the purchase price of acquisitions over the acquisition date fair value of the identifiable net assets acquired. Goodwill is evaluated for impairment by first comparing management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. Reporting units for purposes of goodwill impairment calculations are our reportable segments.

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

Other Intangible Assets

Intangible assets that have finite useful lives are amortized by the straight-line method over their useful lives ranging from 1 to 15 years. Intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. Each reporting period, we evaluate the remaining useful lives of intangible assets not being amortized to determine whether facts and circumstances continue to support an indefinite useful life. Intangible assets are considered impaired if the fair value of the intangible asset is less than its net book value. If quoted market prices are not available, the fair values of the intangible assets are determined based on present values of expected future cash flows using discount rates commensurate with the risks involved.

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. As of June 30, 2010 and May 31, 2009, insurance reserves totaling $8.3 million and $7.6 million, respectively, are included on our consolidated balance sheet. These amounts

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

represent our best estimate of our ultimate obligations for asserted claims, insurance premium obligations and claims incurred but not yet reported at the balance sheet dates. We establish reserves for claims using a combination of actuarially determined estimates and case-by-case evaluations of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. If actual results of claim settlements are different than the amounts estimated we may be exposed to future gains and losses that could be material.

Stock-Based Compensation

The fair value of stock-based awards is calculated at grant date. The fair value of stock options is determined using a Black Scholes valuation model. The fair value of performance and time-based nonvested deferred shares is generally the value of the Company’s common stock at the grant date. The fair value of market-based nonvested deferred shares is based on several factors, including the probability that the market condition specified in the grant will be achieved.

For all stock-based awards expense is recognized over the requisite service period, net of estimated forfeitures. The expense related to performance based shares is recognized only if management believes it is probable that the performance targets specified in the awards will be achieved.

The expense for stock based awards that settle in cash is recognized over the requisite service period. The estimated liability is marked to market each reporting period with changes to the liability recorded as compensation expense if the payout of the award is considered probable.

Income Taxes

The Company complies with ASC 740, “Income Taxes”. Deferred income taxes are computed using the liability method whereby deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using presently enacted tax rates. Valuation allowances are established against deferred tax assets to the extent management believes that it is not probable that the assets will be recovered.

The Company provides for income taxes regardless of whether it has received a tax assessment. Taxes are provided when we consider it probable that additional taxes will be due in excess of the amounts included in our tax returns. We continually review our exposure to additional income taxes due, and as further information is known or events occur, adjustments may be recorded.

Foreign Currency

The functional currency of the Company’s operations in Canada is the Canadian dollar. The assets and liabilities are translated at the year end exchange rate and the income statement accounts are translated at average exchange rates throughout the year. Translation gains and losses are reported in Accumulated Other Comprehensive Income (Loss) in the Statement of Changes in Stockholders’ Equity and Comprehensive Income. Transaction gains and losses are reported as a component of Other income (expense) in the Statement of Income.

Recently Issued Accounting Standards

There are no recently issued accounting standards that we believe will have a material effect on our financial statements.

Note 2—Change in Fiscal Year

On July 30, 2009 the Company’s Board of Directors approved a change in the Company’s fiscal year end from May 31 to June 30, beginning July 1, 2009. As a result of the change, the Company had a transition period for the one month ended June 30, 2009 (“June Transition Period”).

Included in this report is the Company’s consolidated balance sheets as of June 30, 2010 and May 31, 2009 and the consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for the 12 months ended June 30, 2010 (“fiscal 2010”), May 31, 2009 (“fiscal 2009”), and May 31, 2008 (“fiscal 2008”) and for the one month ended June 30, 2009.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Note 3—Acquisitions

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

Summarized Combined Purchase Price

The purchase prices were allocated to the major categories of assets and liabilities based on their estimated fair values at their respective acquisition dates. The following table summarizes the final purchase price allocation.

Current assets	$32,087
Property, plant and equipment	2,280
Tax deductible goodwill	4,712
Other intangible assets	4,721
Other non-current assets	541

Total assets acquired	44,341
Current liabilities	28,871
Non-current liabilities	75

Net assets acquired	15,395
Cash acquired	58

Net purchase price	$15,337

The operating and proforma data related to the SME acquisition was not material. Both acquisitions were funded with cash on hand.

SME Claim Receivables

Included in the SME acquisition were certain claim receivables which were recorded at their net realizable values, which included an allowance for estimated collection costs. In fiscal 2010, the cumulative collection costs exceeded the original estimate of the allowance for collection costs resulting in a pretax SG&A charge of $1.9 million.

Additionally, in fiscal 2010 the Company was awarded $0.5 million through arbitration on one of the claims. The award was less than the claim’s recorded value and resulted in a pretax SG&A charge of $2.5 million. Finally, as a part of the Company’s ongoing assessment of the recoverability of the remaining uncollected balances the Company recorded a pretax SG&A charge of $0.4 million. The recorded amount of these claims was $6.1 million at May 31, 2009 and $3.4 million at June 30, 2010.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Note 4—Customer Contracts

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

	June 30, 2010	May 31, 2009
	(In thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$630,342	$1,071,904
Billings on uncompleted contracts	618,299	1,087,590

	$12,043	$(15,686)

Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$40,920	$35,619
Billings on uncompleted contracts in excess of costs and estimated earnings	28,877	51,305

	$12,043	$(15,686)

Accounts receivable at June 30, 2010 and May 31, 2009 included retentions to be collected within one year of $13.2 million and $15.2 million, respectively. Contract retentions collectible beyond one year are included in Other Assets on the Consolidated Balance Sheets and totaled $0.1 million at June 30, 2010 and $2.8 million at May 31, 2009.

Note 5—Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by segment are as follows:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Balance at May 31, 2008	$4,052	$19,277	$23,329
Purchase price adjustment	(452)	(194)	(646)
Translation adjustment	—	(240)	(240)
Acquisition of business (Note 3)	1,995	1,330	3,325

Balance at May 31, 2009	5,595	20,173	25,768
Purchase price adjustment (Note 3)	315	210	525
Translation adjustment	—	(150)	(150)

Balance at June 30, 2009	5,910	20,233	26,143
Purchase price adjustment (Note 3)	517	345	862
Translation adjustment	—	211	211

Balance at June 30, 2010	$6,427	$20,789	$27,216

The translation adjustments relate to goodwill recorded as a part of a Canadian acquisition. A deferred tax asset valuation allowance relating to an acquisition was reversed that resulted in the goodwill adjustment in fiscal 2009. The June Transition Period and fiscal 2010 adjustments were recorded when finalizing the purchase price allocation of the Company’s fiscal 2009 SME acquisition.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The Company adopted SFAS 141(R), Business Combinations (codified as ASC 805) effective June 1, 2009. Beginning with the effective date of SFAS 141(R), ASC 805 requires that entities disclose the gross amount of goodwill and the accumulated impairment losses as of the beginning and end of each fiscal year in which a statement of financial position is presented. The required information for the periods indicated below is as follows:

	Goodwill (gross)	Accumulated Impairment Losses	Goodwill (net)
	(In thousands)
June 1, 2009	$50,768	$(25,000)	$25,768
June 30, 2009	51,143	(25,000)	26,143
June 30, 2010	52,216	(25,000)	27,216

Other Intangible Assets

Information on the carrying value of other intangible assets is as follows:

		At June 30, 2010
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 12	$2,460	$(251)	$2,209
Customer based	1 to 15	798	(324)	474
Other	3	42	(34)	8

Total amortizing intangibles		3,300	(609)	2,691
Trade name	Indefinite	1,450	—	1,450

Total intangible assets		$4,750	$(609)	$4,141

		At May 31, 2009
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 12	$2,460	$(70)	$2,390
Customer based	1 to 15	769	(74)	695
Other	3	42	(6)	36

Total amortizing intangibles		3,271	(150)	3,121
Trade name	Indefinite	1,450	—	1,450

Total intangible assets		$4,721	$(150)	$4,571

Amortization expense totaled $0.4 million and $0.2 million in fiscal 2010 and fiscal 2009. Amortization expense was less than $0.1 million in the June Transition Period. Amortization expense is expected to be $0.2 million annually in fiscal 2011 to 2015.

Note 6—Debt

The Company has a five-year, $75.0 million senior revolving credit facility (“Credit Facility”) that expires on November 30, 2012. The Credit Facility is guaranteed by substantially all of the Company’s subsidiaries and is secured by a lien on substantially all of the Company’s assets.

Our ability to incur short-term borrowing or access to the Credit Facility for letters of credit is limited by the Senior Leverage Ratio, which provides that Consolidated Funded Indebtedness may not exceed 2.5 times Consolidated EBITDA over the previous four quarters, as defined in the credit agreement. For the four quarters ended June 30, 2010, Consolidated EBITDA was $25.2 million, reducing the capacity of the Credit Facility to $62.9 million. The Company was also in violation of the Fixed Charge Coverage Ratio covenant. The Fixed Charge Coverage Ratio at June 30, 2010 was 0.83 to 1.00 which was less than the minimum requirement of 1.25 to 1.00.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The Company received a waiver of the Fixed Charge Coverage Ratio covenant violation on September 24, 2010. The credit agreement was also amended, effective September 24, 2010, to add back the $5.1 million charge on a legal matter to the calculation of Consolidated EBITDA, which will improve our ability to comply with the Fixed Charge Coverage Ratio covenant in the future and increase our availability under the Credit Facility.

Availability under the senior credit facility is as follows:

	June 30, 2010	May 31, 2009
	(In thousands)
Capacity under the Credit Facility	$62,951	$75,000
Letters of credit	11,622	7,263

Availability under senior credit facility	$51,329	$67,737

The Credit Facility may be used for working capital, issuance of letters of credit or other lawful corporate purposes. The credit agreement contains customary affirmative and negative covenants that place certain restrictions on the Company, including limits on new debt, operating and capital lease obligations, asset sales and certain distributions, including dividends.

The credit agreement, as currently amended, also includes the following:

•	Limits share repurchases to $25.0 million in any calendar year.

•

Permits acquisitions so long as the Company’s Senior Leverage Ratio on a pro forma basis as of the end of the fiscal quarter immediately preceding the acquisition is below 1.00 to 1.00 and availability under the Credit Facility is at or above 50% after consummation of the acquisition. If the Senior Leverage Ratio on a pro forma basis as of the end of the fiscal quarter immediately preceding the acquisition is over 1.00 to 1.00 but below 1.75 to 1.00, acquisitions will be limited to $25.0 million in a twelve month period, provided there is at least $25.0 million of availability under the Credit Facility after the consummation of the acquisition.

•	Amounts borrowed under the Credit Facility bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio.

•	The additional margin on the LIBOR-based loans is between 2.00% and 2.75% based on the Senior Leverage Ratio.

•	The additional margin on the Alternate Base Rate loans is between 1.00% and 1.75% based on the Senior Leverage Ratio.

•	The Alternate Base Rate is the greater of the Prime Rate, Federal Funds Effective Rate plus 0.50% or LIBOR plus 1.00%.

•	The Unused Revolving Credit Facility Fee is between 0.35% and 0.50% based on the Senior Leverage Ratio.

The credit agreement includes significant covenants that include the following:

•

Tangible Net Worth must be an amount which is no less than the sum of $110.0 million, plus the net proceeds of any issuance of equity that occurs after November 30, 2008, plus 50% of all positive quarterly net income after November 30, 2008.

•	Senior Leverage Ratio must not exceed 2.50 to 1.00;

•	Asset Coverage Ratio must be greater than or equal to 1.45 to 1.00; and,

•	Fixed Charge Coverage Ratio must be greater than or equal to 1.25 to 1.00.

The Company has received a waiver for the June 30, 2010 Fixed Charge Coverage Ratio covenant violation and is in compliance with all other affirmative, negative, and financial covenants under the credit agreement and is at the lowest margin tier for the LIBOR and Alternate Base Rate loans and the lowest tier for the Unused Revolving Credit Facility Fee.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Note 7—Income Taxes

The sources of pretax income are as follows:

	Twelve Months Ended			One Month Ended
	June 30, 2010	May 31, 2009	May 31, 2008	June 30, 2009
	(In thousands)
Domestic	$4,417	$47,106	$33,509	$1,527
Foreign	2,993	653	207	76

Total	$7,410	$47,759	$33,716	$1,603

The components of the provision for income taxes are as follows:

	Twelve Months Ended			One Month Ended
	June 30, 2010	May 31, 2009	May 31, 2008	June 30, 2009
	(In thousands)
Current:
Federal	$4,129	$14,485	$9,213	$873
State	641	2,023	1,280	84
Foreign	1,226	750	325	63

	5,996	17,258	10,818	1,020
Deferred:
Federal	(3,208)	484	1,550	(416)
State	(250)	(555)	(58)	8
Foreign	(4)	(17)	(8)	(3)

	(3,462)	(88)	1,484	(411)

	$2,534	$17,170	$12,302	$609

The difference between the expected income tax provision applying the domestic federal statutory tax rate and the reported income tax provision is as follows:

	Twelve Months Ended			One Month Ended
	June 30, 2010	May 31, 2009	May 31, 2008	June 30, 2009
	(In thousands)
Expected provision for Federal income taxes at the statutory rate	$2,519	$16,716	$11,801	$561
State income taxes, net of Federal benefit	268	1,699	1,206	57
Charges without tax benefit	96	(230)	(26)	(9)
Change in valuation allowance	—	(957)	2	—
State investment credits	(59)	(48)	(538)	—
Other	(290)	(10)	(143)	—

Provision for income taxes	$2,534	$17,170	$12,302	$609

Changes in the valuation allowance reduced the income tax provision by $1.0 million in fiscal 2009, and reduced goodwill by $0.6 million and $0.2 million in fiscal 2009 and 2008, respectively.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	June 30, 2010	May 31, 2009
	(In thousands)
Deferred tax liabilities:
Tax over book depreciation	$6,551	$7,302
Change in tax accounting methods	—	346
Other—net	714	540

Total deferred tax liabilities	7,265	8,188

Deferred tax assets:
Bad debt reserve	560	436
Foreign insurance dividend	132	132
Vacation accrual	418	375
Insurance reserve	2,759	2,439
Legal reserve	1,817	—
Noncompete amortization	29	45
Net operating loss benefit and credit carryforwards	3,579	3,497
Valuation allowance	(774)	(774)
Accrued compensation and pension	1,030	397
Stock compensation expense on nonvested deferred shares	596	1,061
Accrued losses	729	379
Other—net	284	222

Total deferred tax assets	11,159	8,209

Net deferred tax asset	$3,894	$21

As reported in the consolidated balance sheets:

	June 30, 2010	May 31, 2009
	(In thousands)
Current deferred tax assets	$8,073	$4,843
Non-current deferred tax liabilities	(4,179)	(4,822)

Net deferred tax asset	$3,894	$21

The Company has state operating loss carryforwards, state investment tax credit carryforwards and federal foreign tax credit carryforwards of which a portion relates to an acquisition. The valuation allowance at June 30, 2010 and May 31, 2009 reduces the recognized tax benefit of these carryforwards to an amount that will more likely than not be realized. The carryforwards generally expire between 2017 and 2028.

The Company files tax returns in several taxing jurisdictions in the United States and Canada. With few exceptions, the Company is no longer subject to examination by taxing authorities through fiscal 2006. At June 30, 2010, the Company updated its evaluation of its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions.

Note 8—Contingencies

Insurance Reserves

The Company maintains insurance coverage for various aspects of its operations. However, exposure to potential losses is retained through the use of deductibles, coverage limits and self-insured retentions.

Typically our contracts require us to indemnify our customers for injury, damage or loss arising from the performance of our services and provide for warranties for materials and workmanship. The Company may also be required to name the

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

customer as an additional insured up to the limits of insurance available, or we may be required to purchase special insurance policies or surety bonds for specific customers or provide letters of credit in lieu of bonds to satisfy performance and financial guarantees on some projects. Matrix Service maintains a performance and payment bonding line sufficient to support the business. The Company generally requires its subcontractors to indemnify the Company and the Company’s customer and name the Company as an additional insured for activities arising out of the subcontractors’ work. We also require certain subcontractors to provide additional insurance policies, including surety bonds in favor of the Company, to secure the subcontractors’ work or as required by the subcontract.

There can be no assurance that our insurance and the additional insurance coverage provided by our subcontractors will fully protect us against a valid claim or loss under the contracts with our customers.

Material Legal Proceedings

Delaware Refinery Accident

On November 6, 2005, two employees of the Company’s subsidiary Matrix Service Industrial Contractors, Inc. (“MSICI”) were fatally injured in an accident that occurred at a refinery in Delaware City, Delaware. The estates of both employees filed liability claims against the refinery owner (“Owner”), claiming both compensatory and punitive damages. On January 10, 2007 the Owner filed a complaint in the Superior Court of the State of Delaware, New Castle County, against the Company and MSICI, and two other contractors present on site at the time of the accident (“Delaware Action”), seeking status as an additional insured under the Company’s insurance policy and for indemnification for any amounts which it may be required to pay to the estates of the deceased.

The estates of the two employees settled their liability claims against the Owner in October 2008 and July 2010, respectively. The funding of both settlements included contributions from the Owner (“Owners Contribution”) and the Company’s insurer on the Owner’s behalf as an additional insured under MSICI’s policy. The maximum remaining liability for the Company is now fixed at the amount of the Owner’s Contribution. The Owner continues to seek reimbursement of the Owner’s Contribution though the Delaware Action. The Company expects the Delaware Action to be resolved within its insurance policy limits.

California Pay Practice Class Action Lawsuits

On December 8, 2008 (“December 2008 Action”) a class action lawsuit was filed in the Superior Court of California, Los Angeles County alleging that the Company’s subsidiary, Matrix Service Inc. (“MSI”), and any subsidiary or affiliated company within the State of California had a consistent policy of failing to pay overtime wages in violation of California state wage and hour laws. Specifically, the lawsuit alleged that the Company was requiring employees to work more than 8 hours per day and failing to compensate at a rate of time and one-half, failing to pay double time for all hours worked in excess of twelve in one day, and not paying all wages due at termination. The class seeks all unpaid overtime compensation, waiting time penalties, injunctive and equitable relief and reasonable attorneys’ fees and costs. The class included approximately 1,500 current and former employees.

On September 1, 2009 (“September 2009 Action”) a second class action lawsuit was filed in the Superior Court of California, Alameda County also alleging that MSI, and Matrix Service Company failed to comply with California state wage and hour laws. The September 2009 Action included similar allegations to the December 2008 Action but also alleged that the Company did not provide second meal periods for employees who worked more than 10 hours in a day, third rest periods for those who worked more than 10 hours in a day, complete and accurate itemized wage statements, compensation for all compensable travel time, and did not take bonus payments into account when calculating the regular rate, leading to incorrect overtime rates. The class is seeking all allowable compensation, penalties for rest and meal periods not provided, restitution and restoration of sums owed, statutory penalties, declaratory and injunctive relief, and attorneys’ fees and costs. The plaintiffs then amended the September 2009 Action to assert damages under the Private Attorney General’s Act. The September 2009 Action increased the class to approximately 2,300 current and former employees.

The cases have been coordinated in Alameda County. At the plaintiff’s request, mediation was held on September 7, 2010. In mediation, the parties executed a Memorandum of Understanding awarding the plaintiffs $4.0 million (“September

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Settlement”). The award is in addition to amounts previously paid to the class members of $1.9 million. The September Settlement is subject to court approval and resolves all class member claims included in the December 2008 Action and the September 2009 Action. The award will be used to pay the class member claims, the enhancement award, the cost of administration, and the class members’ attorneys’ fees and costs. As a result of these actions and the related settlement, the Company recorded a cumulative charge of $6.1 million, of which $5.1 million was recorded in fiscal 2010 and the remaining $1.0 million was recorded in fiscal 2009. The fiscal 2010 charge includes an estimate of the cost that will be incurred by the Company for payroll taxes that will be paid in conjunction with the September Settlement.

EPA Penalty

On April 20, 2010 the Company received notification from the EPA alleging non-compliance with certain reporting requirements mandated by the Emergency Planning and Community Right to Know Act. The EPA alleges that the Company failed to submit Toxic Release Inventory Reporting Forms in calendar years 2004, 2005, 2006 and 2008 for chromium, manganese, and nickel. The alleged reporting violations relate to the Company’s fabrication facility in Catoosa, Oklahoma and resulted in a penalty assessment of $0.3 million. On September 2, 2010 the Company entered into a Consent Agreement and Final Order (“CAFO”) with the EPA. Under the terms of the CAFO the Company agreed to pay an administrative penalty of $150,000. The CAFO settled all EPA allegations and released the Company of all potential liability.

Unapproved Change Orders and Claims

As of June 30, 2010 and May 31, 2009, costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of $3.0 million and $0.5 million, respectively. There were no claims included in costs and estimated earnings in excess of billings on uncompleted contracts at June 30, 2010 or May 31, 2009. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers generally will not pay these amounts until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

Other

The Company and its subsidiaries are named as defendants in various other legal actions and are vigorously defending each of them. It is the opinion of management that none of the known legal actions will have a material adverse impact on the Company’s financial position, results of operations or liquidity.

Note 9—Leases

Operating Leases

The Company is the lessee under operating leases covering real estate, office equipment and vehicles under non-cancelable operating lease agreements that expire at various times. Future minimum lease payments under non-cancelable operating leases that were in effect at June 30, 2010 total $11.8 million and are payable as follows: fiscal 2011-$3.0 million; fiscal 2012-$2.7 million; fiscal 2013-$2.4 million; fiscal 2014-$1.8 million; fiscal 2015-$1.4 million and thereafter -$0.5 million. Operating lease expense was $3.3 million, $2.7 million and $1.9 million for the twelve months ended June 30, 2010, May 31, 2009 and May 31, 2008 and $0.3 million for the one month ended June 30, 2009.

Capital Leases

The Company leases most of its copiers, printers, and passenger vehicles under various non-cancelable lease agreements. Minimum lease payments have been capitalized and the related assets and obligations recorded using various interest rates. The assets are depreciated on a straight line method over their lease term. Interest expense is recognized using the effective interest method.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The following table is a summary of future obligations under capital leases:

Minimum Lease Payments
(In thousands)
For the year ending June 30:
2011	$781
2012	271
2013	44
2014	—
2015 and thereafter	—

Total payments	1,096
Amount representing interest	(65)

Total obligation	1,031
Current portion	(772)

Long-term capital lease obligation	$259

Assets with a cost of $4.2 million and $4.6 million have been capitalized under capital lease arrangements at June 30, 2010 and May 31, 2009. The net book value of these assets was $1.2 million at June 30, 2010 and $2.1 million at May 31, 2009.

Note 10—Stockholders’ Equity

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized, none of which was issued or outstanding at June 30, 2010 or May 31, 2009.

Treasury Shares

On February 4, 2009 our Board of Directors authorized a stock buyback program (“February 2009 Program”) that allows the Company to purchase up to 3,000,000 shares of common stock provided that such purchases do not exceed $25.0 million in any calendar year commencing in calendar year 2009 and continuing through calendar year 2012. The February 2009 Program replaced the previous stock buyback program that had been in effect since October 2000. The Company did not purchase any common shares under either program in fiscal 2010 or 2009.

In addition to the stock buyback program, Matrix Service may withhold shares of common stock to satisfy the tax withholding obligation upon vesting of an employee’s deferred shares. Any shares withheld are returned to treasury and are available for future issuance. The Company withheld 49,138, 17,237 and 1,952 shares of common stock during fiscal 2010, fiscal 2009 and the June Transition Period to satisfy these obligations. The Company has 1,546,512 treasury shares as of June 30, 2010 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) is the result of the foreign currency translation adjustment recorded when the financial statements of our Canadian dollar functional currency operations are converted to the U.S. dollar reporting currency.

Note 11—Stock-Based Compensation

Total stock-based compensation expense for the twelve months ended June 30, 2010, May 31, 2009, and May 31, 2008 and was $2.1 million, $2.2 million and $2.9 million, respectively. Stock-based compensation expense for the one month ended June 30, 2009 totaled $0.2 million. Measured but unrecognized stock-based compensation expense at June 30, 2010 was $5.8 million, of which $5.7 million related to nonvested deferred shares and $0.1 million related to stock options. These

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

amounts are expected to be recognized as expense over a weighted average period of 2.1 years. The recognized tax benefit related to the stock-based compensation expense for the 12 months ended June 30, 2010, May 31, 2009 and May 31, 2008 totaled $0.7 million, $0.7 million and $1.0 million, respectively. The recognized tax benefit was $0.1 million for the one month ended June 30, 2009.

Plan Information

The Company’s 2004 Stock Incentive Plan (“2004 Plan”) provides stock-based incentives for officers, other key employees and directors. Stock options, restricted stock units, stock appreciation rights and performance shares can be issued under this plan. Awards totaling 2,300,000 have been authorized under this plan, of which approximately 920,000 shares were available for grant at June 30, 2010.

Stock Options

Stock options are granted at the market value of the Company’s common stock on the grant date and expire after 10 years. Employee stock options generally vest annually, in equal increments, over a five-year period beginning one year after the grant date. Options granted to non-employee directors generally vest annually, in equal installments, over a two-year period beginning one year after the grant date. The Company’s policy is to issue shares upon the exercise of stock options from its treasury shares, if available.

Stock option activity and related information for the twelve months ended June 30, 2010 is as follows:

	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Aggregate Intrinsic Value
		(Years)		(In thousands)
Outstanding at June 30, 2009	357,080	4.9	$7.64
Granted	—		$—
Exercised	31,900		$3.64	$212

Cancelled	1,000		$8.93

Outstanding at June 30, 2010	324,180	4.1	$8.03	$415

Vested or expected to vest at June 30, 2010	323,892	4.1	$8.03	$414

Exercisable at June 30, 2010	297,680	4.0	$8.00	$390

Stock option activity and related information for the one month ended June 30, 2009 is as follows:

	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Aggregate Intrinsic Value
		(Years)		(In thousands)
Outstanding at May 31, 2009	357,080	5.0	$7.64
Granted	—		$—
Exercised	—		$—	$—

Cancelled	—		$—

Outstanding at June 30, 2009	357,080	4.9	$7.64	$1,371

Vested or expected to vest at June 30, 2009	355,805	4.9	$7.64	$1,365

Exercisable at June 30, 2009	276,680	4.6	$7.78	$1,024

There were no options granted in fiscal 2010, 2009 or 2008 or in the June Transition Period. The total intrinsic value of stock options exercised during fiscal 2010, 2009, and 2008 was $0.2 million, $0.5 million and $2.5 million, respectively. There were no options exercised in the June Transition Period.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The following table summarizes information about stock options at June 30, 2010:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Options Exercisable	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
			(Years)			(Years)
$2.13 – $ 3.70	39,400	$3.24	1.7	39,400	$3.24	1.7
4.60 – 5.49	98,000	4.85	4.5	90,000	4.79	4.5
8.93 – 12.20	186,780	10.71	4.4	168,280	10.84	4.3

$2.13 – $12.20	324,180	$8.03	4.1	297,680	$8.00	4.0

Nonvested Deferred Shares

The Company has issued nonvested deferred shares under the following types of arrangements:

•	Time based awards—These awards generally vest in five equal annual installments beginning one year after the grant date.

•

Performance based awards—These awards vest three years after the grant date only if actual performance meets or exceeds established performance criteria. The payout is pro-rated based on actual performance and can range from zero to one hundred percent of the original award. These awards also provide for an additional award of up to 50% of the original award in the form of phantom shares. The phantom share awards do not vest unless certain stretch financial targets are achieved and are settled in cash.

•

Market based awards—These awards vest three years after the grant date if total shareholder return on the Company’s common stock achieves certain levels when compared to the total shareholder return of a peer group of companies as selected by the Compensation Committee of the Board of Directors. The payout is pro-rated and can range from zero to one hundred percent of the original award. These awards also provide for an additional award of up to 50% of the original award in the form of phantom shares. The phantom share awards are settled in cash and do not vest unless the total shareholder return on the Company’s common stock is within the top ten percent of the total shareholder return of the peer companies.

Nonvested deferred share activity for the twelve months ended June 30, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested shares at June 30, 2009	745,550	$16.98
Shares granted	515,675	$9.74
Shares vested and released	(165,291)	$16.04
Shares cancelled	(67,448)	$12.67

Nonvested shares at June 30, 2010	1,028,486	$13.96

Nonvested deferred share activity for the one month ended June 30, 2009 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested shares at May 31, 2009	745,550	$16.98
Shares granted	—	$—
Shares vested and released	—	$—
Shares cancelled	—	$—

Nonvested shares at June 30, 2009	745,550	$16.98

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

In fiscal 2009, due to the then current level of earnings and a reduced earnings forecast, the Company made the determination that the likelihood of achieving the minimum financial threshold required for the vesting of approximately 368,000 performance based shares issued in fiscal 2009 and 2008 was low. Therefore, pretax expense of $1.6 million previously recognized was reversed. Of the expense reversed, $0.7 million was originally recorded in fiscal 2008. In fiscal 2010 the Company determined that the likelihood of achieving the minimum threshold required for the vesting of approximately 65,000 performance based shares issued earlier in fiscal 2010 was low. As a result no expense has been recognized on this grant. The Company does not expect to achieve the stretch targets for the phantom stock awarded in fiscal 2010, 2009 and 2008; therefore, no expense has been recognized. The Company does not expect to recognize any future expense on these grants unless the financial outlook unexpectedly improves.

There were 374,015 and 319,370 deferred shares granted in fiscal 2009 and 2008 with average grant date fair values of $11.97 and $25.77 per share, respectively. There were 165,291, 83,370 and 59,590 deferred shares that vested and were released in fiscal 2010, 2009 and 2008 with weighted average fair values of $9.70, $11.25 and $28.01 per share, respectively. There were no shares released in the June Transition Period.

Note 12—Earnings per Common Share

Basic earnings per share (“EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee and director stock options and nonvested deferred shares. Stock options are considered dilutive whenever the exercise price is less than the average market price of the stock during the period and antidilutive whenever the exercise price exceeds the average market price of the common stock during the period. Nonvested deferred shares are considered dilutive (antidilutive) whenever the average market value of the shares during the period exceeds (is less than) the sum or the related average unamortized compensation expense during the period plus the related hypothetical estimated excess tax benefit that will be realized when the shares vest. Stock options and nonvested deferred shares are considered antidilutive in the event of a net loss.

The computation of basic and diluted EPS is as follows:

	Twelve Months Ended			One Month Ended
	June 30, 2010	May 31, 2009	May 31, 2008	June 30, 2009
	(In thousands, except per share data)
Basic EPS:
Net income	$4,876	$30,589	$21,414	$994

Weighted average shares outstanding	26,275	26,121	26,427	26,192

Basic EPS	$0.19	$1.17	$0.81	$0.04

Diluted EPS:
Weighted average shares outstanding—basic	26,275	26,121	26,427	26,192
Dilutive stock options	101	148	352	117
Dilutive nonvested deferred shares	123	121	96	125

Diluted weighted average shares	26,499	26,390	26,875	26,434

Diluted EPS	$0.18	$1.16	$0.80	$0.04

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The following securities are considered antidilutive and have been excluded from the calculation of diluted earnings per share:

	Twelve Months Ended			One Month Ended
	June 30, 2010	May 31, 2009	May 31, 2008	June 30, 2009
	(In thousands)
Stock options	110	21	—	106
Nonvested deferred shares	82	132	133	118

Total antidilutive securities	192	153	133	224

Note 13—Employee Benefit Plans

Defined Contribution Plans

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

The Company recognized cost relating to the primary plan of $3.0 million, $3.2 million and $2.8 million for the twelve months ended June 30, 2010, May 31, 2009 and May 31, 2008, respectively and $0.3 million for the one month ended June 30, 2009.

Effective October 1, 2008 the Company established a defined contribution savings plan for all eligible Canadian employees. Company contributions to the plan were $0.1 million in fiscal 2010, less than $0.1 million in fiscal 2009 and less than $0.1 million in the June Transition Period.

Multi-employer Pension Plans

Contributions to union sponsored multi-employer pension plans totaled $14.9 million, $14.4 million and $10.0 million for fiscal 2010, 2009 and 2008, respectively and $1.0 million in the June Transition Period. Benefits under the plans are generally based on compensation levels and years of service. Under federal legislation regarding multi-employer pension plans, in the event of a withdrawal from a plan or plan termination, companies are required to continue funding their proportionate share of such plan’s unfunded vested benefits. We are a participant in multiple union sponsored multi-employer plans, and, as a plan participant, our potential obligation could be significant. The amount of the potential obligation is not currently ascertainable because the information required to determine such amount is not identifiable or readily available.

Note 14—Segment Information

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

The primary services of our Repair and Maintenance Services segment are aboveground storage tank repair and maintenance services including tank inspection, cleaning and ASME code repairs, planned major and routine maintenance for the downstream petroleum industry and electrical and instrumentation repair and maintenance.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Other consists of operating activity related to previously disposed of businesses and certain corporate assets.

The Company evaluates performance and allocates resources based on operating income The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost; therefore, no intercompany profit or loss recognized.

Segment assets consist primarily of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment and goodwill.

Results of Operations

(In thousands)

	Construction Services	Repair and Maintenance Services	Other	Total
Twelve Months Ended June 30, 2010
Gross revenues	$333,937	$229,774	$—	$563,711
Less: inter-segment revenues	12,683	214	—	12,897

Consolidated revenues	321,254	229,560	—	550,814
Gross profit	34,374	18,548	—	52,922
Operating income	5,957	1,796	—	7,753
Segment assets	131,079	93,224	60,505	284,808
Capital expenditures	625	1,233	3,444	5,302
Depreciation and amortization expense	6,578	5,173	—	11,751

Twelve Months Ended May 31, 2009
Gross revenues	$422,223	$295,579	$—	$717,802
Less: inter-segment revenues	26,983	1,099	—	28,082

Consolidated revenues	395,240	294,480	—	689,720
Gross profit	50,959	43,364	—	94,323
Operating income	22,111	25,206	—	47,317
Segment assets	154,817	112,929	35,705	303,451
Capital expenditures	2,586	2,316	5,081	9,983
Depreciation and amortization expense	6,271	4,489	—	10,760

Twelve Months Ended May 31, 2008
Gross revenues	$472,696	$278,818	$—	$751,514
Less: inter-segment revenues	16,809	3,404	—	20,213

Consolidated revenues	455,887	275,414	—	731,301
Gross profit	33,081	42,036	—	75,117
Operating income (loss)	8,579	25,997	(25)	34,551
Segment assets	150,174	93,052	31,367	274,593
Capital expenditures	9,272	4,363	4,667	18,302
Depreciation and amortization expense	4,966	3,407	—	8,373

One Month Ended June 30, 2009
Gross revenues	$29,224	$17,297	$—	$46,521
Less: inter-segment revenues	693	3	—	696

Consolidated revenues	28,531	17,294	—	45,825
Gross profit	3,251	1,898	—	5,149
Operating income	1,141	438	—	1,579
Capital expenditures	121	64	163	348
Depreciation and amortization expense	543	451	—	994

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Geographical information is as follows:

	Revenues
	Twelve Months Ended			One Month Ended
	June 30, 2010	May 31, 2009	May 31, 2008	June 30, 2009
	(In thousands)
Domestic	$518,750	$668,620	$718,276	$44,264
International	32,064	21,100	13,025	1,561

	$550,814	$689,720	$731,301	$45,825

Segment revenue from external customers by market is as follows:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Twelve Months Ended June 30, 2010
Aboveground Storage Tanks	$135,883	$91,085	$226,968
Downstream Petroleum	87,003	114,976	201,979
Electrical and Instrumentation	71,999	23,499	95,498
Specialty	26,369	—	26,369

Total	$321,254	$229,560	$550,814

Twelve Months Ended May 31, 2009
Aboveground Storage Tanks	$177,821	$166,348	$344,169
Downstream Petroleum	144,179	106,149	250,328
Electrical and Instrumentation	45,874	21,983	67,857
Specialty	27,366	—	27,366

Total	$395,240	$294,480	$689,720

Twelve Months Ended May 31, 2008
Aboveground Storage Tanks	$201,446	$167,970	$369,416
Downstream Petroleum	156,371	89,001	245,372
Electrical and Instrumentation	19,975	18,443	38,418
Specialty	78,095	—	78,095

Total	$455,887	$275,414	$731,301

One Month Ended June 30, 2009
Aboveground Storage Tanks	$10,267	$8,634	$18,901
Downstream Petroleum	8,593	7,039	15,632
Electrical and Instrumentation	7,459	1,621	9,080
Specialty	2,212	—	2,212

Total	$28,531	$17,294	$45,825

Information about Significant Customers

In fiscal 2010, one customer accounted for 15% of Construction Services revenue. Two other customers accounted for 21% and 11% of our Repair and Maintenance Services revenue, respectively. No customers accounted for greater than 10% of our consolidated revenue.

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

In the June Transition Period, two customers accounted for 22% and 13% of our Repair and Maintenance Services revenue, respectively. No customers accounted for more than 10% of our Construction Services or consolidated revenue.

Note 15—June Transition Period Comparative Financial Information

	One Month Ended
	June 30, 2009	June 30, 2008 (Unaudited)
	(In thousands, except per share data)
Income Statement Data:
Revenues	$45,825	$59,967

Gross profit	$5,149	$9,768

Income before income tax expense	$1,603	$6,139
Provision for federal, state and foreign income taxes income taxes	609	2,455

Net income	$994	$3,684

Basic earnings per common share	$0.04	$0.14

Diluted earnings per common share	$0.04	$0.14

Weighed average common shares outstanding:
Basic	26,192	26,067

Diluted	26,434	26,472

Note 16—Internal Investigation

In connection with a routine project review, the Company determined that a subcontractor and an employee of the Company in one operating location in the United States may have been in collusion to obtain improper payments from the Company. Consequently, the Company, with the assistance of internal audit, forensic accounting specialists and outside counsel, conducted an investigation into this matter which has led to the conclusion that the Company was improperly invoiced for a total of approximately $1.7 million by the subcontractor, a majority of which was in turn paid by the subcontractor to five current and former employees of the Company over the last four fiscal years. A portion of the improper payments were recorded as costs on cost reimbursable projects. These costs, along with the Company’s mark-up, were subsequently billed to a few customers resulting in an overbilling of $1.3 million, which will be refunded, accordingly, the Company has recorded a liability of $1.3 million in accounts payable at June 30, 2010. The Company believes that the loss to the Company and the first $100,000 of costs incurred to conduct the investigation, are covered by the Company’s crime policy and has recorded a receivable for the estimated probable loss recovery from insurance of $1.3 million in accounts receivable at June 30, 2010. The Company’s out-of-pocket costs, including the crime policy deductible and unreimbursable investigation costs, are expected to range from $300,000 to $600,000.

The Company intends to fully cooperate with law enforcement authorities with respect to this matter.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Matrix Service Company

Quarterly Financial Data (Unaudited)

Fiscal Years Ended June 30, 2010 and May 31, 2009

	First Quarter(a)	Second Quarter(b)	Third Quarter(c)	Fourth Quarter(d)
	(In thousands, except per share amounts)
Fiscal Year 2010
Revenues	$137,650	$150,425	$122,013	$140,726
Gross profit	17,418	18,442	13,293	3,769
Net income (loss)	4,509	4,533	63	(4,229)
Earnings (loss) per common share:
Basic	0.17	0.17	0.00	(0.16)
Diluted	0.17	0.17	0.00	(0.16)

Fiscal Year 2009
Revenues	$186,650	$176,937	$146,262	$179,871
Gross profit	26,671	26,369	17,961	23,322
Net income	9,504	10,128	4,212	6,745
Earnings per common share:
Basic	0.36	0.39	0.16	0.26
Diluted	0.36	0.38	0.16	0.26

(a)	The first quarter of fiscal 2010 includes a pretax charge on a legal matter of $1.2 million.
(b)	The second quarter of fiscal 2010 includes a pretax charge of $0.9 million for claims receivable excess collection costs.
(c)	The third quarter of fiscal 2010 includes a pretax charge on a legal matter of $0.7 million, a pretax charge of $0.6 million for claims receivable excess collection costs and a claims receivable write-off resulting in a pretax charge of $2.9 million.
(d)	The fourth quarter of fiscal 2010 includes a pretax charge on a legal matter of $3.1 million, a pretax charge of $4.6 million relating to projects at a Gulf Coast site and a pretax charge of $0.4 million for claims receivable excess collection costs.

A detailed discussion of these charges are included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this annual report on Form 10-K.

The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to changes in the average number of common shares outstanding and rounding.

Matrix Service Company

Schedule II—Valuation and Qualifying Accounts

June 30, 2010, May 31, 2009, May 31, 2008 and June 30, 2009

(In thousands)

COL. A	COL. B	COL. C ADDITIONS				COL. D		COL. E
	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts—Describe		Deductions—Describe		Balance at End of Period
Fiscal Year 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$776	$(40)		$831	(A)	$(163	)(B)	$1,404
Valuation reserve for deferred tax assets	774	—		—		—		774

Total	$1,550	$(40)		$831		$(163)		$2,178

June Transition Period
Deducted from asset accounts:
Allowance for doubtful accounts	$710	$66		$—		$—		$776
Valuation reserve for deferred tax assets	774	—		—		—		774

Total	$1,484	$66		$—		$—		$1,550

Fiscal Year 2009
Deducted from asset accounts:
Allowance for doubtful accounts	$269	$441		$—		$—		$710
Valuation reserve for deferred tax assets	2,377	—		—		(1,603	)(C)	774

Total	$2,646	$441		$—		$(1,603)		$1,484

Fiscal Year 2008
Deducted from asset accounts:
Allowance for doubtful accounts	$260	$1,161		$—		$(1,152	)(B)	$269
Valuation reserve for deferred tax assets	2,149	467	(D)	—		(239	)(E)	2,377

Total	$2,409	$1,628		$—		$(1,391)		$2,646

(A)	Primarily relates to a reclassification of reserves that were initially recorded in billings on uncompleted contracts in excess of costs and estimated earnings.
(B)	Receivables written off against allowance for doubtful accounts and contract dispute reserve. The write off in fiscal 2008 relates to a receivable previously classified as a contract dispute receivable.
(C)	Operating loss carryforwards previously reserved were utilized or deemed utilizable resulting in a reduction in the valuation reserve of $1,603. The recognition of the operating loss carryforward resulted in a $646 charge to goodwill and a reduction of the fiscal 2009 tax provision of $957.
(D)	An excess foreign tax credit was generated in fiscal 2008 for which the current and future utilization is doubtful. Therefore, a valuation allowance for the full amount of the credit was recorded.
(E)	Operating loss carryforwards previously reserved were utilized resulting in an adjustment to goodwill and a reduction to the valuation reserve of $218. The remaining reduction was due to certain miscellaneous adjustments.

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

The disclosure controls and procedures are designed to provide reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all errors or fraud. The design of our internal control system takes into account the fact that there are resource constraints and the benefits of controls must be weighed against the costs. Additionally, controls can be circumvented by the acts of key individuals, collusion or management override.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2010.

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

Item 9B. Other Information

On September 24, 2010, the Company entered into the Third Amendment to the Second Amended and Restated Credit Agreement (the “Amendment”), by and among the Company, JPMorgan Chase Bank, N.A. as Administrative Agent, Lender and Issuing Bank, and the other Lenders party thereto, which amends the Second Amended and Restated Credit Agreement dated as of November 30, 2006 (the “Credit Agreement”), as it has been amended by the First Amendment to Second Amended and Restated Credit Agreement dated as of July 6, 2007 and the Second Amendment to Second Amended and Restated Credit Agreement dated as of February 11, 2009.

The Amendment waives the Company’s non-compliance with the Fixed Charge Coverage Ratio financial covenant for the period ended June 30, 2010. In addition, the Amendment alters certain provisions of the Credit Agreement, including the following:

•

The definition of “Consolidated EBITDA” is amended to add the charges incurred in relation to the California wage and hour class action lawsuit for purposes of determining Consolidated EBITDA for periods ending on or before June 30, 2011.

•

The definition of “Fixed Charge Coverage Ratio” is amended to replace Consolidated EBIT for the previous four fiscal quarters in the numerator with Consolidated EBITDA for the previous four fiscal quarters less all Capital Expenditures for such period.

The foregoing summary description of the Amendment is not intended to be complete and is qualified in its entirety by the complete text of the Amendment. A copy of the Amendment is attached as Exhibit 10.22 to this Annual Report on Form 10-K and incorporated herein by reference.

Certain of the Lenders under the Credit Agreement and/or their affiliates have provided, from time to time, and may continue to provide, commercial banking, investment banking, financial and other services to the Company and/or its affiliates for which the Company and/or its affiliates have paid, and expect to pay, customary fees.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to the Company’s directors and corporate governance is incorporated herein by reference to the sections entitled “Proposal Number 1: Election of Directors” and “Corporate Governance and Board Matters” in the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (“Proxy Statement”). The information required by this item with respect to the Company’s executive officers is incorporated herein by reference to the section entitled “Executive Officer Information” in the Proxy Statement. The information required by this item with respect to the Section 16 ownership reports is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

The following financial statements and supplementary data are filed as a part of this report under “Item 8—Financial Statements and Supplementary Data” in this Annual Report on Form 10-K:

Financial Statements of the Company

Management’s Report on Internal Control Over Financial Reporting	37

Reports of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)	38

Consolidated Balance Sheets as of June 30, 2010 and May 31, 2009	40

Consolidated Statements of Income for the Years Ended June 30, 2010, May 31, 2009 and May 31, 2008 and the One Month Ended June 30, 2009	42

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Years Ended June 30, 2010, May 31, 2009 and May 31, 2008 and the One Month Ended June 30, 2009	43

Consolidated Statements of Cash Flows for the Years Ended June 30, 2010, May 31, 2009 and May 31, 2008 and the One Month Ended June 30, 2009	45

Notes to Consolidated Financial Statements	47

Quarterly Financial Data (Unaudited)	67

Schedule II—Valuation and Qualifying Accounts	68

(2)	Financial Statement Schedules

The financial statement schedule is filed as a part of this report under Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended June 30, 2010, May 31, 2009 and May 31, 2008, and the one month ended June 30, 2009, immediately following Quarterly Financial Data (Unaudited). All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

(3)	The following documents are included as exhibits to this Annual Report on Form 10-K:

3.1	Amended and Restated Certificate of Incorporation (Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 333-156814) filed January 21, 2009 is hereby incorporated by reference).

3.2	Certification of Designations, Preferences and Rights of Series B Junior Preferred Stock dated November 12, 1999 (Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (File No. 333-117077) filed July 1, 2004 is hereby incorporated by reference).

3.3

Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock pursuant to Section 151 of the General Corporation Law of the State of Delaware dated May 1, 2005

(Exhibit 3.5 to the Company’s Annual Report on Form 10-K (File No. 1-15461), filed August 17, 2005, is hereby incorporated by reference).

3.4	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock pursuant to Section 151 of the General Corporation Law of the State of Delaware dated October 23, 2006 (Exhibit 3.7 to the Company's Annual Report on Form 10-K (File No. 1-15461) filed August 14, 2007, is hereby incorporated by reference).

3.5	Amended and Restated Bylaws (Exhibit 3 to the Company’s Current Report on Form 8-K (File No. 1-15461) filed April 9, 2009, is hereby incorporated by reference).

4	Specimen Common Stock Certificate (Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-36081), filed July 26, 1990, is hereby incorporated by reference).

+10.1	Matrix Service Company 1990 Incentive Stock Option Plan (Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-56945), as amended, filed June 12, 1990, is hereby incorporated by reference).

+10.2	Matrix Service Company 1991 Incentive Stock Option Plan (Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 33-36081), filed July 26, 1990, is hereby incorporated by reference).

+10.3	Matrix Service Company 1995 Nonemployee Directors’ Stock Option Plan (Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-2771), filed April 24, 1996, is hereby incorporated by reference).

+10.4	Matrix Service 2004 Stock Incentive Plan (Exhibit A to the Company’s Proxy Statement filed on September 15, 2006 (File No. 1-15461), is hereby incorporated by reference).

+10.5	Amendment 1 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10 to Amended Schedule 14A filed on October 4, 2006 (File No. 1-15461) is hereby incorporated by reference).

+10.6	Amendment 2 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 5, 2008, (“the Fiscal 2008 10-K”) is hereby incorporated by reference).

+10.7	Amendment 3 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit A to the Company’s Proxy Statement filed on September 11, 2009 (File No. 1-15461), is hereby incorporated by reference).

*+10.8	Form of Restricted Stock Unit Award Agreement for non-employee directors (2004 Stock Incentive Plan).

*+10.9	Form of Restricted Stock Unit Award Agreement for employees (2004 Stock Incentive Plan).

*+10.10	Form of Restricted Stock Unit Award Agreement for Executive Management (2004 Stock Incentive Plan).

+10.11	Form of Severance Agreement (Exhibit 10.6 to the Company’s current report on Form 8-K (File No. 1-15461), filed on October 27, 2006 is hereby incorporated by reference).

+10.12	Form of Amendment to Severance Agreement (Senior Executives), (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461), filed January 8, 2009 is hereby incorporated by reference).

+10.13	Form of Management Retention Agreement (Exhibit 10.7 to the Company’s current report on Form 8-K (File No. 1-15461), filed October 27, 2006 is hereby incorporated by reference).

+10.14	Form of Amendment to Severance Agreement (Key Employees), (Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461), filed January 8, 2009 is hereby incorporated by reference

+10.15	Form of Stock Option Award Agreement (2004 Stock Incentive Plan) (Exhibit 10.5 to the Company’s annual report on Form 10-K (File No, 1-15461) filed August 4, 2006 is hereby incorporated by reference).

+10.16	Form of Stock Option Award Agreement (1995 Directors Plan) (Exhibit 10.6 to the Company’s annual report on Form 10-K (File No, 1-15461) filed August 4, 2006 is hereby incorporated by reference).

+10.17	Amendment No. 1 to the Matrix Service 1995 Nonemployee Directors’ Stock Option Plan (Exhibit B to the Company’s 2005 Proxy Statement filed on September 16, 2005, is hereby incorporated by reference).

+10.18	Amended and Restated Deferred Compensation Plan for Members of the Board of Directors (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461), filed January 8, 2009 is hereby incorporated by reference).

10.19	Second Amended and Restated Credit Agreement dated as of November 30, 2006, among the Company, as Borrower, the Lenders party thereto, J.P. Morgan Chase Bank, N.A., as Administrative Agent and J.P. Morgan Securities Inc. as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 10 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed on December 6, 2006, is hereby incorporated by reference).

10.20	First Amendment to Second Amended and Restated Credit Agreement dated as of July 6, 2007 (Exhibit 10 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed July 11, 2007 is hereby incorporated by reference).

10.21	Second Amendment to Second Amended and Restated Credit Agreement (Exhibit 10 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed February 13, 2009, is hereby incorporated by reference).

*10.22	Third Amendment to Second Amended and Restated Credit Agreement.

10.23	Securities Purchase Agreement dated October 3, 2005 (Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed October 4, 2005, is hereby incorporated by reference).

10.24	Registration Rights Agreement dated October 3, 2005 (Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed October 4, 2005, is hereby incorporated by reference).

*21	Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CEO.

*31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CFO.

*32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CEO.

*32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CFO.

*	Filed herewith.
+	Management Contract or Compensatory Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Matrix Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrix Service Company

Date: September 28, 2010	By:	/s/ Michael J. Bradley ________________________________________
Michael J. Bradley, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Mike Bradley ________________________________________ Mikhael J. Bradley	President, Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2010

/s/ Thomas E. Long ________________________________________ Thomas E. Long	Vice President and Chief Financial Officer (Principal Financial Officer)	September 28, 2010

/s/ Kevin S. Cavanah ________________________________________ Kevin S. Cavanah	Vice President—Accounting and Financial Reporting (Principal Accounting Officer)	September 28, 2010

/s/ Michael J. Hall ________________________________________ Michael J. Hall	Chairman of the Board of Directors	September 28, 2010

/s/ I. Edgar Hendrix ________________________________________ I. Edgar Hendrix	Director	September 28, 2010

/s/ Paul K. Lackey ________________________________________ Paul K. Lackey	Director	September 28, 2010

/s/ Tom E. Maxwell ________________________________________ Tom E. Maxwell	Director	September 28, 2010

/s/ David E. Tippeconnic ________________________________________ David E. Tippeconnic	Director	September 28, 2010

Index to Exhibits

3.1	Amended and Restated Certificate of Incorporation (Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 333-156814) filed January 21, 2009 is hereby incorporated by reference).

3.2	Certification of Designations, Preferences and Rights of Series B Junior Preferred Stock dated November 12, 1999 (Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (File No. 333-117077) filed July 1, 2004 is hereby incorporated by reference).

3.1	Amended and Restated Certificate of Incorporation (Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 333-156814) filed January 21, 2009 is hereby incorporated by reference.

3.2	Certification of Designations, Preferences and Rights of Series B Junior Preferred Stock dated November 12, 1999 (Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (File No. 333-117077) filed July 1, 2004 is hereby incorporated by reference).

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock pursuant to Section 151 of the General Corporation Law of the State of Delaware dated May 1, 2005 (Exhibit 3.5 to the Company’s Annual Report on Form 10-K (File No. 1-15461), filed August 17, 2005, is hereby incorporated by reference).

3.4	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock pursuant to Section 151 of the General Corporation Law of the State of Delaware dated October 23, 2006 (Exhibit 3.7 to the Company's Annual Report on Form 10-K (File No. 1-15461) filed August 14, 2007, is hereby incorporated by reference).

3.5	Amended and Restated Bylaws (Exhibit 3 to the Company’s Current Report on Form 8-K (File No. 1-15461) filed April 9, 2009, is hereby incorporated by reference).

4	Specimen Common Stock Certificate (Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-36081), filed July 26, 1990, is hereby incorporated by reference).

+10.1	Matrix Service Company 1990 Incentive Stock Option Plan (Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-56945), as amended, filed June 12, 1990, is hereby incorporated by reference).

+10.2	Matrix Service Company 1991 Incentive Stock Option Plan (Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 33-36081), filed July 26, 1990, is hereby incorporated by reference).

+10.3	Matrix Service Company 1995 Nonemployee Directors’ Stock Option Plan (Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-2771), filed April 24, 1996, is hereby incorporated by reference).

+10.4	Matrix Service 2004 Stock Incentive Plan (Exhibit A to the Company’s Proxy Statement filed on September 15, 2006 (File No. 1-15461), is hereby incorporated by reference).

+10.5	Amendment 1 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10 to Amended Schedule 14A filed on October 4, 2006 (File No. 1-15461) is hereby incorporated by reference).

+10.6	Amendment 2 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 5, 2008, (“the Fiscal 2008 10-K”) is hereby incorporated by reference).

+10.7	Amendment 3 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit A to the Company’s Proxy Statement filed on September 11, 2009 (File No. 1-15461), is hereby incorporated by reference).

*+10.8	Form of Restricted Stock Unit Award Agreement for non-employee directors (2004 Stock Incentive Plan).

*+10.9	Form of Restricted Stock Unit Award Agreement for employees (2004 Stock Incentive Plan).

*+10.10	Form of Restricted Stock Unit Award Agreement for Executive Management (2004 Stock Incentive Plan).

+10.11	Form of Severance Agreement (Exhibit 10.6 to the Company’s current report on Form 8-K (File No. 1-15461), filed on October 27, 2006 is hereby incorporated by reference).

+10.12	Form of Amendment to Severance Agreement (Senior Executives), (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461), filed January 8, 2009 is hereby incorporated by reference).

+10.13	Form of Management Retention Agreement (Exhibit 10.7 to the Company’s current report on Form 8-K (File No. 1-15461), filed October 27, 2006 is hereby incorporated by reference).

+10.14	Form of Amendment to Severance Agreement (Key Employees), (Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461), filed January 8, 2009 is hereby incorporated by reference).

+10.15	Form of Stock Option Award Agreement (2004 Stock Incentive Plan) (Exhibit 10.5 to the Company’s annual report on Form 10-K (File No, 1-15461) filed August 4, 2006 is hereby incorporated by reference).

+10.16	Form of Stock Option Award Agreement (1995 Directors Plan) (Exhibit 10.6 to the Company’s annual report on Form 10-K (File No, 1-15461) filed August 4, 2006 is hereby incorporated by reference).

+10.17	Amendment No. 1 to the Matrix Service 1995 Nonemployee Directors’ Stock Option Plan (Exhibit B to the Company’s 2005 Proxy Statement filed on September 16, 2005, is hereby incorporated by reference).

+10.18	Amended and Restated Deferred Compensation Plan for Members of the Board of Directors (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461), filed January 8, 2009 is hereby incorporated by reference).

10.19	Second Amended and Restated Credit Agreement dated as of November 30, 2006, among the Company, as Borrower, the Lenders party thereto, J.P. Morgan Chase Bank, N.A., as Administrative Agent and J.P. Morgan Securities Inc. as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 10 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed on December 6, 2006, is hereby incorporated by reference).

10.20	First Amendment to Second Amended and Restated Credit Agreement dated as of July 6, 2007 (Exhibit 10 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed July 11, 2007 is hereby incorporated by reference).

10.21	Second Amendment to Second Amended and Restated Credit Agreement (Exhibit 10 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed February 13, 2009, is hereby incorporated by reference).

*10.22	Third Amendment to Second Amended and Restated Credit Agreement.

10.23	Securities Purchase Agreement dated October 3, 2005 (Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed October 4, 2005, is hereby incorporated by reference).

10.24	Registration Rights Agreement dated October 3, 2005 (Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed October 4, 2005, is hereby incorporated by reference).

*21	Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CEO.

*31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CFO.

*32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CEO.

*32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CFO.

*	Filed herewith.
+	Management Contract or Compensatory Plan.