Form 10-Q
period 2010-09-30
MATRIX SERVICE CO
filed 2010-11-05
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

As of November 2, 2010 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,403,081 shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Matrix Service Company

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	September 30, 2010	September 30, 2009

Revenues	$151,838	$137,650
Cost of revenues	136,136	120,232

Gross profit	15,702	17,418
Selling, general and administrative expenses	10,589	10,087

Operating income	5,113	7,331

Other income (expense):
Interest expense	(170)	(174)
Interest income	13	43
Other	27	83

Income before income tax expense	4,983	7,283
Provision for federal, state and foreign income taxes	1,894	2,774

Net income	$3,089	$4,509

Basic earnings per common share	$0.12	$0.17

Diluted earnings per common share	$0.12	$0.17

Weighted average common shares outstanding:
Basic	26,342	26,195
Diluted	26,549	26,437

See accompanying notes.

Matrix Service Company

Condensed Consolidated Balance Sheets

(In thousands)

(unaudited)

	September 30, 2010	June 30, 2010
Assets

Current assets:
Cash and cash equivalents	$43,270	$50,899
Accounts receivable, less allowances (September 30, 2010 - $1,276 and June 30, 2010 - $1,404)	102,719	87,327
Costs and estimated earnings in excess of billings on uncompleted contracts	44,137	40,920
Inventories	2,756	3,451
Income taxes receivable	276	1,779
Deferred income taxes	7,521	8,073
Prepaid expenses	4,062	4,557
Other current assets	100	1,519

Total current assets	204,841	198,525

Property, plant and equipment at cost:
Land and buildings	27,745	27,859
Construction equipment	52,326	52,086
Transportation equipment	19,763	19,192
Office equipment and software	14,449	14,358
Construction in progress	3,278	1,251

	117,561	114,746
Accumulated depreciation	(64,358)	(61,817)

	53,203	52,929
Goodwill	27,303	27,216
Other intangible assets	4,083	4,141
Other assets	3,150	1,997

Total assets	$292,580	$284,808

See accompanying notes.

Matrix Service Company

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	September 30, 2010	June 30, 2010
Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$38,010	$44,769
Billings on uncompleted contracts in excess of costs and estimated earnings	37,034	28,877
Accrued insurance	7,937	8,257
Accrued wages and benefits	16,990	13,538
Current capital lease obligation	775	772
Other accrued expenses	6,353	6,572

Total current liabilities	107,099	102,785

Long-term capital lease obligation	11	259
Deferred income taxes	3,846	4,179

Total liabilities	110,956	107,223

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock - $.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of September 30, 2010, and June 30, 2010	279	279
Additional paid-in capital	112,201	111,637
Retained earnings	84,341	81,252
Accumulated other comprehensive income	882	495

	197,703	193,663
Less: Treasury stock, at cost –1,545,740 shares as of September 30, 2010, and 1,546,512 shares as of June 30, 2010	(16,079)	(16,078)

Total stockholders’ equity	181,624	177,585

Total liabilities and stockholders’ equity	$292,580	$284,808

See accompanying notes.

Matrix Service Company

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	September 30, 2010	September 30, 2009
Operating activities:

Net income	$3,089	$4,509
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	2,798	3,019
Deferred income tax	108	—
Gain on sale of property, plant and equipment	(2)	(36)
Allowance for uncollectible accounts	3	(4)
Stock-based compensation expense	573	466
Other	33	38
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(15,395)	14,759
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,217)	2,965
Inventories	695	307
Prepaid expenses and other assets	938	983
Accounts payable	(7,447)	(8,489)
Billings on uncompleted contracts in excess of costs and estimated earnings	8,157	(10,388)
Accrued expenses	2,913	(4,145)
Income tax receivable	1,503	488

Net cash provided (used) by operating activities	(5,251)	4,472

Investing activities:

Acquisition of property, plant and equipment	(2,259)	(1,033)
Proceeds from asset sales	5	42

Net cash used by investing activities	$(2,254)	$(991)

See accompanying notes.

Matrix Service Company

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(unaudited)

	Three Months Ended
	September 30, 2010	September 30, 2009
Financing activities:

Exercise of stock options	$—	$25
Capital lease payments	(245)	(253)
Payment of debt amendment fees	(216)	—
Purchase of treasury shares	(4)	(7)

Net cash used by financing activities	(465)	(235)

Effect of exchange rate changes on cash	341	749

Net increase (decrease) in cash and cash equivalents	(7,629)	3,995
Cash and cash equivalents, beginning of period	50,899	52,476

Cash and cash equivalents, end of period	$43,270	$56,471

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$127	$2,211

Interest	$132	$139

Non-cash investing and financing activities:
Equipment acquired through capital leases	$—	$26

Purchases of property, plant and equipment on account	$729	$99

See accompanying notes.

Matrix Service Company

Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

(In thousands, except share data)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total

Balances, June 30, 2010	$279	$111,637	$81,252	$(16,078)	$495	$177,585

Net income	—	—	3,089	—	—	3,089
Other comprehensive income	—	—	—	—	387	387

Comprehensive income						3,476
Tax effect from the vesting of deferred shares	—	(6)	—	—	—	(6)
Issuance of deferred shares (1,234 shares)	—	(3)	—	3	—	—
Treasury share purchases (462 shares)	—	—	—	(4)	—	(4)

Stock-based compensation expense	—	573	—	—	—	573

Balances, September 30, 2010	$279	$112,201	$84,341	$(16,079)	$882	$181,624

Balances, June,30 2009	$279	$110,496	$76,387	$(16,146)	$(219)	$170,797

Net income	—	—	4,509	—	—	4,509
Other comprehensive income	—	—	—	—	1,073	1,073

Comprehensive income						5,582
Exercise of stock options (3,800 shares)	—	15	—	10	—	25
Tax benefit of exercised stock options and the vesting of deferred shares	—	(1)	—	—	—	(1)
Issuance of deferred shares (1,823 shares)	—	(5)	—	5	—	—
Treasury share purchases (660 shares)	—	—	—	(7)	—	(7)
Stock-based compensation expense	—	466	—	—	—	466

Balances, September 30, 2009	$279	$110,971	$80,896	$(16,138)	$854	$176,862

See accompanying notes.

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Basis of Presentation

The condensed consolidated financial statements include the accounts of Matrix Service Company (“Matrix Service”, “we”, “our”, “us” or the “Company”) and its subsidiaries, all of which are wholly owned. Intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting of normal recurring adjustments and other adjustments described herein that are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

The accompanying condensed financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2010, included in the Company’s Annual Report on Form 10-K for the year then ended. The Company’s business is cyclical due to the scope and timing of projects released by its customer base. In addition, Matrix Service generates a significant portion of its revenues under a comparatively few major contracts, which often do not commence or terminate in the same period from one year to the next. Accordingly, results for any interim period may not necessarily be indicative of future operating results.

Note 2 – Uncompleted Contracts

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

	September 30, 2010	June 30, 2010
	(in thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$566,472	$630,342
Billings on uncompleted contracts	559,369	618,299

	$7,103	$12,043

Presented as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$44,137	$40,920
Billings on uncompleted contracts in excess of costs and estimated earnings	37,034	28,877

	$7,103	$12,043

Progress billings in accounts receivable at September 30, 2010 and June 30, 2010 included retentions to be collected within one year of $9.0 million and $13.2 million, respectively. Contract retentions collectible beyond one year totaled $1.3 million and $0.1 million at September 30, 2010 and June 30, 2010.

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Goodwill

The changes in the carrying value of goodwill by segment are as follows:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Balance at July 1, 2010
Goodwill	$31,427	$20,789	$52,216
Cumulative impairment loss	(25,000)	—	(25,000)

	6,427	20,789	27,216
Translation adjustment	—	87	87

Balance at September 30, 2010
Goodwill	31,427	20,876	52,303
Cumulative impairment loss	(25,000)	—	(25,000)

	$6,427	$20,876	$27,303

Note 4 – Debt

The Company has a five-year, $75.0 million senior revolving credit facility (“Credit Facility”) that expires on November 30, 2012. The Credit Facility is guaranteed by substantially all of the Company’s subsidiaries and is secured by a lien on substantially all of the Company’s assets.

The Credit Facility is primarily used for the issuance of letters of credit and to fund working capital. The credit agreement was amended, effective September 24, 2010, to waive the Company’s non-compliance with the Fixed Charge Coverage Ratio covenant as of June 30, 2010, to add back the charges related to the California Pay Practice Class Action Lawsuits discussed in Note 6 – Commitments and Contingencies, included in Part I, Item 1 of this report, to the calculation of Consolidated EBITDA and to modify the definition of the Fixed Charge Coverage Ratio.

The credit agreement includes a Senior Leverage Ratio covenant which provides that Consolidated Funded Indebtedness may not exceed 2.5 times Consolidated EBITDA, as defined in the September 24, 2010 amendment, over the previous four quarters. For the four quarters ended September 30, 2010, Consolidated EBITDA, as defined in the credit agreement, was $26.7 million. Accordingly, at September 30, 2010, Consolidated Funded Indebtedness in excess of $66.8 million would have violated the Senior Leverage Ratio covenant.

Availability under the senior credit facility is as follows:

	September 30, 2010	June 30, 2010
	(In thousands)
Capacity under the Credit Facility	$66,800	$62,951
Letters of credit	11,614	11,622

Availability under senior credit facility	$55,186	$51,329

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Company is in compliance with all affirmative, negative, and financial covenants under the credit agreement and is at the lowest margin tier for the LIBOR and Alternate Base Rate loans and the lowest tier for the Unused Revolving Credit Facility Fee.

Note 5 – Income Taxes

The Company complies with ASC 740, “Income Taxes”. Deferred income taxes are computed using the liability method whereby deferred tax assets and liabilities are recognized based on temporary differences between the financial and tax basis of assets and liabilities using presently enacted tax rates. Valuation allowances are established against deferred tax assets to the extent management believes that it is not probable that the assets will be recovered.

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company provides for income taxes regardless of whether it has received a tax assessment. Taxes are provided when it is considered probable that additional taxes will be due in excess of amounts included in the tax return. The Company continually reviews exposure to additional income taxes due, and as further information is known or events occur, adjustments may be recorded.

Note 6 – Commitments and Contingencies

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

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

The cases have been coordinated in Alameda County. At the plaintiff’s request, mediation was held on September 7, 2010. In mediation, the parties executed a Memorandum of Understanding awarding the plaintiffs $4.0 million (“September Settlement”). The award is in addition to amounts previously paid to the class members of $1.9 million. The September Settlement is subject to court approval and resolves all class member claims included in the December 2008 Action and the September 2009 Action. The award will be used to pay the class member claims, the enhancement award, the cost of administration, and the class members’ attorneys’ fees and costs. As a result of these actions and the related settlement, the Company recorded a cumulative charge of $6.1 million, of which $5.1 million was recorded in fiscal 2010 and $1.0 million was recorded in fiscal 2009. The fiscal 2010 charge includes an estimate of the cost that will be incurred by the Company for payroll taxes that will be paid in conjunction with the September Settlement.

EPA Penalty

On April 20, 2010 the Company received notification from the EPA alleging non-compliance with certain reporting requirements mandated by the Emergency Planning and Community Right to Know Act. The EPA alleges that the Company failed to submit Toxic Release Inventory Reporting Forms in calendar years 2004, 2005, 2006 and 2008 for chromium, manganese, and nickel. The alleged reporting violations relate to the Company’s fabrication facility in Catoosa, Oklahoma and resulted in a penalty assessment of $0.3 million. On September 2, 2010 the Company entered into a Consent Agreement and Final Order (“CAFO”) with the EPA. Under the terms of the CAFO the Company agreed to an administrative penalty of $150,000 which was paid in September 2010. The CAFO settled all EPA allegations and released the Company of all potential liability.

Unapproved Change Orders and Claims

As of September 30, 2010 and June 30, 2010, costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of $3.6 million and $3.0 million, respectively. There were no revenues related to claims included in costs and estimated earnings in excess of billings on uncompleted contracts at September 30, 2010 or June 30, 2010. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers generally will not pay these amounts until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

Acquired Claims Receivable

The Company continues to pursue collection of the remaining claim receivables included in the purchase of S.M. Electric Company, Inc. in February of 2009. The recorded value at September 30, 2010 of $3.4 million represents the Company’s best estimate of the amounts that will ultimately be collected. However, monetizing these receivables may require mediation, arbitration or litigation and the ultimate amounts realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings. All future collection costs will be expensed as incurred.

Other

The Company and its subsidiaries are named as defendants in various other legal actions and are vigorously defending each of them. It is the opinion of management that none of the known legal actions will have a material adverse impact on the Company’s financial position, results of operations or liquidity.

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Other Comprehensive Income

Other comprehensive income and accumulated other comprehensive income consisted of foreign currency translation adjustments.

	Three Months Ended
	September 30, 2010	September 30, 2009
	(In thousands)
Net income	$3,089	$4,509
Other comprehensive income	387	1,073

Comprehensive income	$3,476	$5,582

Note 8 – Earnings per Common Share

Basic earnings per share (“EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted EPS includes the dilutive effect of employee and director stock options as well as the dilutive effect of nonvested deferred shares.

The computation of basic and diluted EPS is as follows:

	Three Months Ended
	September 30, 2010	September 30, 2009
	(In thousands, except per share data)
Basic EPS:
Net income	$3,089	$4,509

Weighted average shares outstanding	26,342	26,195

Basic EPS	$0.12	$0.17

Diluted EPS:
Weighted average shares outstanding – basic	26,342	26,195
Dilutive stock options	77	104
Dilutive nonvested deferred shares	130	138

Diluted weighted average shares	26,549	26,437

Diluted EPS	$0.12	$0.17

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following securities are considered antidilutive and have been excluded from the calculation of diluted earnings per share:

	Three Months Ended
	September 30, 2010	September 30, 2009
	(In thousands)
Stock options	121	125
Nonvested deferred shares	81	193

Total antidilutive securities	202	318

Note 9 – Segment Information

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

The Company evaluates performance and allocates resources based on operating income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are generally recorded at cost; therefore, no significant intercompany profit or loss is recognized. Segment assets consist primarily of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment and goodwill.

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

Results of Operations (in thousands)
	Construction Services	Repair and Maintenance Services	Other	Total
Three Months Ended September 30, 2010
Gross revenues	$99,620	$54,431	$—	$154,051
Less: Inter-segment revenues	2,106	107	—	2,213

Consolidated revenues	97,514	54,324	—	151,838
Gross profit	11,344	4,358	—	15,702
Operating income	4,779	334	—	5,113
Segment assets	147,082	97,252	48,246	292,580
Capital expenditures	872	238	1,149	2,259
Depreciation and amortization expense	1,549	1,249	—	2,798

Three Months Ended September 30, 2009
Gross revenues	$80,579	$60,176	$—	$140,755
Less: Inter-segment revenues	2,908	197	—	3,105

Consolidated revenues	77,671	59,979	—	137,650
Gross profit	11,096	6,322	—	17,418
Operating income	5,266	2,065	—	7,331
Segment assets	129,969	90,672	62,417	283,058
Capital expenditures	268	87	678	1,033
Depreciation and amortization expense	1,683	1,336	—	3,019

Segment revenue from external customers by market is as follows:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Three Months Ended September 30, 2010
Aboveground Storage Tanks	$40,780	$21,232	$62,012
Downstream Petroleum	20,927	22,406	43,333
Electrical and Instrumentation	29,922	10,686	40,608
Specialty	5,885	—	5,885

Total	$97,514	$54,324	$151,838

Three Months Ended September 30, 2009
Aboveground Storage Tanks	$31,394	$26,791	$58,185
Downstream Petroleum	24,433	27,681	52,114
Electrical and Instrumentation	13,487	5,507	18,994
Specialty	8,357	—	8,357

Total	$77,671	$59,979	$137,650

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 10 – Internal Investigation

In connection with a routine project review, the Company determined that a subcontractor and an employee of the Company in one operating location in the United States may have been in collusion to obtain improper payments from the Company. Consequently, the Company, with the assistance of internal audit, forensic accounting specialists and outside counsel, conducted an investigation into this matter which has led to the conclusion that the Company was improperly invoiced for a total of approximately $1.7 million by the subcontractor, a majority of which was in turn paid by the subcontractor to five current and former employees of the Company over the last four fiscal years. A portion of the improper payments were recorded as costs on cost reimbursable projects. These costs, along with the Company’s mark-up, were subsequently billed to certain customers resulting in an overbilling of $1.3 million, which will be refunded, accordingly, the Company recorded a liability of $1.3 million in accounts payable at June 30, 2010. The Company believes that the loss to the Company and the first $100,000 of costs incurred to conduct the investigation are covered by the Company’s crime policy and recorded a receivable for the estimated probable loss recovery from insurance of $1.3 million in accounts receivable at June 30, 2010. The insurance claim is in process but no amounts have been collected as of September 30, 2010.

The Company recorded a charge, which is included in selling, general and administrative expenses, of $0.5 million in the first quarter of fiscal 2011 for the cost of the investigation. Since the internal investigation is complete and all significant costs have been identified, the Company does not believe this matter will significantly affect earnings in future periods.

The Company intends to fully cooperate with law enforcement authorities with respect to this matter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting policies from those reported in our fiscal 2010 Annual Report on Form 10-K filed with the SEC. For more information on our critical accounting policies, see Part II, Item 7 of our fiscal 2010 Annual Report on Form 10-K. The following section provides certain information with respect to our critical accounting estimates as of the close of our most recent quarterly period.

Unapproved Change Orders and Claims

As of September 30, 2010 and June 30, 2010 costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of $3.6 million and $3.0 million, respectively. There were no revenues related to claims included in costs and estimated earnings in excess of billings on uncompleted contracts at September 30, 2010 or June 30, 2010.

Acquired Claims Receivable

The Company continues to pursue collection of the remaining claim receivables included in the purchase of S.M. Electric Company, Inc. in February of 2009. The recorded value at September 30, 2010 of $3.4 million represents the Company’s best estimate of the amounts that will ultimately be collected. However, monetizing these receivables may require mediation, arbitration or litigation and the ultimate amounts realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings. All future collection costs will be expensed as incurred.

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. As of September 30, 2010 and June 30, 2010, the Company recorded insurance reserves totaling $7.9 million, and $8.3 million, respectively. These amounts represent our best estimate of our ultimate obligations for asserted claims, insurance premium obligations and claims incurred but not yet reported. We establish reserves for claims using a combination of actuarially determined estimates and case-by-case evaluations of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions, including the assumed losses for claims incurred but not reported, are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. If actual results of claim settlements are different than the amounts estimated, we may be exposed to gains and losses that could be significant.

Goodwill

The Company’s most recent annual goodwill impairment test, performed in the fourth quarter of fiscal 2010, indicated that the fair value of the Construction Services segment exceeded its carrying value by 75% and the estimated fair value of the Repair and Maintenance Services segment exceeded its carrying value by 61%. Based on the excess of estimated fair value over carrying value and the absence of any indicators of impairment at September 30, 2010, the Company does not currently anticipate recording a goodwill impairment charge for either of its operating units.

Recently Issued Accounting Standards

There are no recently issued accounting standards that we believe will have a material effect on our financial statements.

RESULTS OF OPERATIONS

Overview

The Company has two reportable segments, Construction Services and Repair and Maintenance Services. The majority of the work for both segments is performed in the United States with 5.6% of revenues generated in Canada during the first quarter of fiscal 2011.

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

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Consolidated

Consolidated revenues were $151.8 million in fiscal 2011, an increase of $14.1 million, or 10.2%, from consolidated revenues of $137.7 million in fiscal 2010. The improvement in consolidated revenues resulted from an increase of $19.8 million in Construction Services revenues offset by a decrease of $5.7 million in Repair and Maintenance Services revenues.

Consolidated gross profit decreased from $17.4 million in fiscal 2010 to $15.7 million in fiscal 2011. The decrease of $1.7 million was due to lower gross margins which decreased to 10.3% in fiscal 2011 compared to 12.7% a year earlier. The decrease in gross margins was due to lower direct margins partially offset by the favorable effect of reduced unrecovered construction overhead costs.

Consolidated SG&A expenses were $10.6 million in fiscal 2011 compared to $10.1 million in the prior fiscal year. The net increase was primarily related to costs of $0.5 million associated with an internal investigation discussed in Note 10 – Internal Investigation of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this report. SG&A expense as a percentage of revenue decreased to 7.0% in fiscal 2011 compared to 7.3% in the prior fiscal year.

Net interest expense was $0.2 million in fiscal 2011 and $0.1 million in fiscal 2010. Net interest expense for both periods was primarily related to Unused Revolving Credit Facility fees, fees on letters of credit issued under the Credit Facility, amortization of Credit Facility deal and amendment fees partially offset by interest earned on invested cash.

Other income in fiscal 2010 was $0.1 million and related primarily to foreign currency transaction gains. There was no other income in fiscal 2011.

The effective tax rates for fiscal 2011 and fiscal 2010 were 38.0% and 38.1%, respectively.

Construction Services

Revenues for the Construction Services segment were $97.5 million in fiscal 2011, compared with $77.7 million in fiscal 2010. The increase of $19.8 million, or 25.5%, was primarily due to the growth in our Electrical and Instrumentation revenues, which increased to $29.9 million in fiscal 2011 compared to $13.5 million a year earlier, and Aboveground Storage Tank revenues, which increased to $40.8 million in fiscal 2011, versus $31.4 million in fiscal 2010. Partially offsetting these increases were lower Downstream Petroleum and Specialty revenues which decreased to $20.9 million and $5.9 million in fiscal 2011, compared to $24.4 million and $8.4 million a year earlier.

Gross profit increased to $11.3 million in fiscal 2011 from $11.1 million in fiscal 2010 due to higher revenues partially offset by lower gross margins which decreased from 14.3% in fiscal 2010 to 11.6% in fiscal 2011. The decline was due to lower direct margins partially offset by the favorable effect of lower unrecovered construction overhead costs.

Repair and Maintenance Services

Revenues for the Repair and Maintenance Services segment were $54.3 million in fiscal 2011 compared to $60.0 million in fiscal 2010. The decline was due to a lower volume of recurring repair and maintenance work which has resulted in lower Aboveground Storage Tank revenues, which decreased to $21.2 million in fiscal 2011 compared to $26.8 million a year earlier, and lower Downstream Petroleum revenues, which decreased to $22.4 million in fiscal 2011 compared to $27.7 million if fiscal 2010. These declines were partially offset by higher Electrical and Instrumentation revenues, which increased to $10.7 million in fiscal 2011, compared to $5.5 million a year earlier.

Gross profit decreased from $6.3 million in fiscal 2010 to $4.4 million in fiscal 2011 due to a reduction in revenues and lower gross margins. Gross margins were 8.0% in fiscal 2011 compared to 10.5% in fiscal 2010. The gross margin reduction was due to lower direct margins partially offset by the favorable effect of lower unrecovered construction overhead costs.

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

The following table provides a summary of changes in our backlog for the three months ended September 30, 2010:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Backlog as of June 30, 2010	$197,675	$155,541	$353,216
New backlog awarded	124,803	69,046	193,849
Revenue recognized on contracts in backlog	(97,514)	(54,324)	(151,838)

Backlog as of September 30, 2010	$224,964	$170,263	$395,227

At September 30, 2010 the Construction Services segment had a backlog of $225.0 million, as compared to a backlog of $197.7 million as of June 30, 2010. The increase of $27.3 million is due to increases in Aboveground Storage Tank of $39.5 million and Specialty of $2.3 million, partially offset by decreases in Electrical and Instrumentation of $7.5 million and Downstream Petroleum of $7.0 million. The backlog at September 30, 2010 and June 30, 2010 for the Repair and Maintenance Services segment was $170.3 million and $155.5 million, respectively. The increase of $14.8 million is due to increases in Electrical and Instrumentation of $9.8 million and Aboveground Storage Tank of $9.3 million, partially offset by the decline in Downstream Petroleum of $4.3 million.

Non-GAAP Financial Measure

EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Consolidated Statements of Income entitled "Net Income" is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•

It does not include interest expense. Because we have borrowed money to finance our operations, pay commitment fees to maintain our credit facility, and incur fees to issue letters of credit under the credit facility interest expense is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations.

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

A reconciliation of EBITDA to net income follows:

	Three Months Ended
	September 30, 2010	September 30, 2009
	(In thousands)
Net income	$3,089	$4,509
Interest expense	170	174
Provision for income taxes	1,894	2,774
Depreciation and amortization	2,798	3,019

EBITDA	$7,951	$10,476

FINANCIAL CONDITION AND LIQUIDITY

Overview

We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the three months ended September 30, 2010 was cash on hand at the beginning of the year. Cash on hand at September 30, 2010 totaled $43.3 million and availability under the senior revolving credit facility totaled $55.2 million resulting in total liquidity of $98.5 million.

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

Cash Flow in the Three Months Ended September 30, 2010

Cash Flows from Operating Activities

Increased business activity in the first quarter led to higher working capital balances which caused operations to use $5.3 million of cash in the three months ended September 30, 2010. The working capital increase was primarily due to increases in accounts receivable and costs in excess caused by increased business volume, and a decrease in accounts payable. The decrease in accounts payable was due to an unusually large balance at June 30 caused by a significant steel plate purchase late in the prior fiscal year. Increases in billings in excess and accrued expenses positively affected cash at September 30 and were due to the increase in business.

Cash Flows from Investing Activities

Investing activities used $2.3 million of cash in the three months ended September 30, 2010 due to capital expenditures. Capital expenditures included $1.1 million for the purchase of transportation equipment, $0.8 million for office equipment and software, and $0.4 million for construction equipment.

Cash Flows from Financing Activities

Financing activities used $0.5 million in cash in the three months ended September 30, 2010 primarily due to capital lease payments of $0.3 million and the payment of $0.2 million in fees associated with the September 2010 amendment to the revolving credit facility.

Senior Revolving Credit Facility

The Company has a five-year, $75.0 million senior revolving credit facility (“Credit Facility”) that expires on November 30, 2012. The Credit Facility is guaranteed by substantially all of the Company’s subsidiaries and is secured by a lien on substantially all of the Company’s assets.

The Credit Facility is primarily used for the issuance of letters of credit and to fund working capital. The credit agreement was amended, effective September 24, 2010, to waive the Company’s non-compliance with the Fixed Charge Coverage Ratio covenant as of June 30, 2010, to add back the charges related to the California Pay Practice Class Action Lawsuits discussed in Note 6 – Commitments and Contingencies, included in Part I, Item 1 of this report, to the calculation of Consolidated EBITDA and to modify the definition of the Fixed Charge Coverage Ratio.

The credit agreement includes a Senior Leverage Ratio covenant which provides that Consolidated Funded Indebtedness may not exceed 2.5 times Consolidated EBITDA, as defined in the September 24, 2010 amendment, over the previous four quarters. For the four quarters ended September 30, 2010, Consolidated EBITDA, as defined in the credit agreement, was $26.7 million. Accordingly, at September 30, 2010, Consolidated Funded Indebtedness in excess of $66.8 million would have violated the Senior Leverage Ratio covenant.

The Company currently expects that, as of December 31, 2010, Consolidated EBITDA, as defined in the credit agreement, for the previous four quarters, may be less than $30 million. Accordingly, the Company’s ability to maintain Consolidated Funded Indebtedness in the form of short-term borrowings or letters of credit as of the end of the second quarter of fiscal 2011 may be limited by the Senior Leverage Ratio.

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

The Company is in compliance with all affirmative, negative, and financial covenants under the credit agreement and is at the lowest margin tier for the LIBOR and Alternate Base Rate loans and the lowest tier for the Unused Revolving Credit Facility Fee.

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

Stock Repurchase Program and Treasury Shares

Treasury Shares

On February 4, 2009 our Board of Directors authorized a stock buyback program (“February 2009 Program”) that allows the Company to purchase up to 3,000,000 shares of common stock provided that such purchases do not exceed $25.0 million in any calendar year commencing in calendar year 2009 and continuing through calendar year 2012. The Company did not purchase any common shares under the February 2009 Program in the first quarter of fiscal 2011. Matrix Service may purchase shares in future periods if sufficient liquidity exists and the Company believes that it is in the best interest of the stockholders.

In addition to any stock buyback program that may be in effect, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix Service withheld 462 shares in the first quarter of fiscal 2011 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares.

The Company has 1,545,740 treasury shares as of September 30, 2010 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

Outlook

We are beginning to experience improvements in many of our markets, led by Aboveground Storage Tank and Electrical and Instrumentation. The strengthening of new construction in the Aboveground Storage Tank market is being led by the continued development of the Canadian oil sands and increasing investment from energy trading companies looking to add storage capacity. Additionally, many projects that were delayed are now moving forward as oil prices have stabilized. We expect the Electrical and Instrumentation market to continue to be strong due to the continuing high voltage overhaul occurring in the United States. The Repair and Maintenance Services segment remains relatively soft with only modest increases in bid volume and continued downward pressure on gross margins. With regard to turnaround activity, fiscal 2011 is shaping up to be average to slightly below average with many announced shutdowns being delayed. We continue to gain traction with our international expansion and are pursuing several opportunities in Latin America in our core businesses.

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

These forward-looking statements include, among others, such things as:

•	amounts and nature of future revenues and margins from our Construction Services and Repair and Maintenance Services segments;

•	the likely impact of new or existing regulations or market forces on the demand for our services;

•	expansion and other development trends of the industries we serve;

•	our ability to generate sufficient cash from operations or to raise cash in order to meet our short and long-term capital requirements; and

•	our ability to continue to comply with the covenants in our credit agreement.

These statements are based on certain assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in our Form 10-K for the fiscal year ended June 30, 2010 and listed from time to time in our filings with the Securities and Exchange Commission;

•	the inherently uncertain outcome of current and future litigation and, in particular, our ability to recover the claim receivables acquired in a recent acquisition;

•	the adequacy of our reserves for contingencies;

•	economic, market or business conditions in general and in the oil and gas, power and petrochemical industries in particular;

•	changes in laws or regulations; and

•	other factors, many of which are beyond our control.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us or our business operations. We assume no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk faced by us from those reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the Securities and Exchange Commission. For more information on market risk, see Part II, Item 7A in our fiscal 2010 Annual Report on Form 10-K.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2010.

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended September 30, 2010.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see the discussion under the caption “Material Legal Proceedings” in Note 6 in Item 1 of Part 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Part II, Item 1.

Item 1A.	Risk Factors

There were no material changes in our Risk Factors from those reported in Item IA of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by the Company of its common stock during the first quarter of fiscal year 2011.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2010
Share Repurchase Program (A)	—	—	—	3,000,000
Employee Transactions (B)	462	$9.59	—
August 1 to August 31, 2010
Share Repurchase Program (A)	—	—	—	3,000,000
Employee Transactions (B)	—	$—	—
September 1 to September 30, 2010
Share Repurchase Program (A)	—	—	—	3,000,000
Employee Transactions (B)	—	$—	—

(A)	On February 4, 2009 our Board of Directors authorized a stock buyback program that allows the Company to purchase up to 3,000,000 shares of common stock provided that such purchases do not exceed $25.0 million in any calendar year commencing in calendar year 2009 and continuing through calendar year 2012.
(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

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

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits:

Exhibit 10:	Third Amendment to Second Amended and Restated Credit Agreement (Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 1-15461), filed September 28, 2010, is hereby incorporated by reference).

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date: November 5, 2010	By:	/s/ THOMAS E. LONG
Thomas E. Long Vice President Finance and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer

EXHIBIT INDEX

Exhibit 10:	Third Amendment to Second Amended and Restated Credit Agreement (Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 1-15461), filed September 28, 2010, is hereby incorporated by reference).

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.