Form 10-Q
period 2010-12-31
MATRIX SERVICE CO
filed 2011-02-07
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

or

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

As of February 4, 2011 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,420,517 shares outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Matrix Service Company

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Revenues	$175,252	$150,425	$327,090	$288,075
Cost of revenues	155,484	131,983	291,620	252,215

Gross profit	19,768	18,442	35,470	35,860
Selling, general and administrative expenses	11,136	11,376	21,725	21,463

Operating income	8,632	7,066	13,745	14,397

Other income (expense):
Interest expense	(197)	(188)	(367)	(362)
Interest income	9	17	22	60
Other	83	461	110	544

Income before income tax expense	8,527	7,356	13,510	14,639
Provision for federal, state and foreign income taxes	3,240	2,823	5,134	5,597

Net income	$5,287	$4,533	$8,376	$9,042

Basic earnings per common share	$0.20	$0.17	$0.32	$0.34

Diluted earnings per common share	$0.20	$0.17	$0.32	$0.34

Weighted average common shares outstanding:
Basic	26,400	26,273	26,372	26,234
Diluted	26,628	26,459	26,584	26,449

See accompanying notes.

Matrix Service Company

Condensed Consolidated Balance Sheets

(In thousands)

(unaudited)

	December 31, 2010	June 30, 2010
Assets

Current assets:
Cash and cash equivalents	$43,684	$50,899
Accounts receivable, less allowances (December 31, 2010 - $1,574 and June 30, 2010 - $1,404)	109,949	87,327
Costs and estimated earnings in excess of billings on uncompleted contracts	36,952	40,920
Inventories	2,401	3,451
Income taxes receivable	655	1,779
Deferred income taxes	5,648	8,073
Prepaid expenses	3,220	4,557
Other current assets	1,096	1,519

Total current assets	203,605	198,525

Property, plant and equipment at cost:
Land and buildings	27,801	27,859
Construction equipment	52,556	52,086
Transportation equipment	19,558	19,192
Office equipment and software	14,758	14,358
Construction in progress	4,292	1,251

	118,965	114,746
Accumulated depreciation	(65,371)	(61,817)

	53,594	52,929
Goodwill	27,384	27,216
Other intangible assets	4,024	4,141
Other assets	2,338	1,997

Total assets	$290,945	$284,808

See accompanying notes.

Matrix Service Company

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	December 31, 2010	June 30, 2010
Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$35,804	$44,769
Billings on uncompleted contracts in excess of costs and estimated earnings	39,601	28,877
Accrued insurance	7,754	8,257
Accrued wages and benefits	12,786	13,538
Current capital lease obligation	522	772
Other accrued expenses	2,821	6,572

Total current liabilities	99,288	102,785

Long-term capital lease obligation	96	259
Deferred income taxes	4,150	4,179

Total liabilities	103,534	107,223

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock - $.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of December 31, 2010, and June 30, 2010	279	279
Additional paid-in capital	112,328	111,637
Retained earnings	89,625	81,252
Accumulated other comprehensive income	1,251	495

	203,483	193,663
Less: Treasury stock, at cost – 1,469,578 shares as of December 31, 2010, and 1,546,512 shares as of June 30, 2010	(16,072)	(16,078)

Total stockholders’ equity	187,411	177,585

Total liabilities and stockholders’ equity	$290,945	$284,808

See accompanying notes.

Matrix Service Company

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended
	December 31, 2010	December 31, 2009
Operating activities:

Net income	$8,376	$9,042
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	5,523	5,966
Deferred income tax	2,183	601
Loss(gain) on sale of property, plant and equipment	15	(27)
Allowance for uncollectible accounts	301	(28)
Stock-based compensation expense	1,031	992
Tax benefit deficiency from the vesting of deferred shares	(137)	(387)
Other	96	79
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(22,923)	26,257
Costs and estimated earnings in excess of billings on uncompleted contracts	3,968	(1,133)
Inventories	1,050	731
Prepaid expenses and other assets	1,498	1,097
Accounts payable	(10,425)	(6,895)
Billings on uncompleted contracts in excess of costs and estimated earnings	10,724	(16,820)
Accrued expenses	(5,006)	(7,382)
Income tax receivable	1,124	(180)

Net cash provided (used) by operating activities	(2,602)	11,913

Investing activities:

Acquisition of property, plant and equipment	(4,529)	(2,849)
Proceeds from asset sales	84	82

Net cash used by investing activities	$(4,445)	$(2,767)

See accompanying notes.

Matrix Service Company

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(unaudited)

	Six Months Ended
	December 31, 2010	December 31, 2009
Financing activities:

Issuances of common stock	$44	$65
Capital lease payments	(413)	(552)
Tax benefit of exercised stock options	25	2
Payment of debt amendment fees	(216)	—
Purchase of treasury shares	(269)	(422)

Net cash used by financing activities	(829)	(907)

Effect of exchange rate changes on cash	661	652

Net increase (decrease) in cash and cash equivalents	(7,215)	8,891
Cash and cash equivalents, beginning of period	50,899	52,476

Cash and cash equivalents, end of period	$43,684	$61,367

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$1,695	$5,537

Interest	$281	$272

Non-cash investing and financing activities:
Equipment acquired through capital leases	$—	$255

Purchases of property, plant and equipment on account	$1,501	$50

See accompanying notes.

Matrix Service Company

Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

(In thousands, except share data)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total

Balances, June 30, 2010	$279	$111,637	$81,252	$(16,078)	$495	$177,585

Net income	—	—	8,376	—	—	8,376
Other comprehensive income	—	—	—	—	756	756

Comprehensive income						9,132
Exercise of stock options (12,900 shares)	—	11	(3)	36	—	44
Tax effect of exercised stock options and the vesting of deferred shares	—	(112)	—	—	—	(112)
Issuance of deferred shares (91,749 shares)	—	(239)	—	239	—	—
Treasury share purchases (27,715 shares)	—	—	—	(269)	—	(269)

Stock-based compensation expense	—	1,031	—	—	—	1,031

Balances, December 31, 2010	$279	$112,328	$89,625	$(16,072)	$1,251	$187,411

Balances, June 30, 2009	$279	$110,496	$76,387	$(16,146)	$(219)	$170,797

Net income	—	—	9,042	—	—	9,042
Other comprehensive income	—	—	—	—	1,053	1,053

Comprehensive income						10,095
Exercise of stock options (11,000 shares)	—	35	—	30	—	65
Tax effect of exercised stock options and the vesting of deferred shares	—	(385)	—	—	—	(385)
Issuance of deferred shares (145,638 shares)	—	(398)	—	398	—	—
Treasury share purchases (44,334 shares)	—	—	—	(422)	—	(422)
Stock-based compensation expense	—	992	—	—	—	992

Balances, December 31, 2009	$279	$110,740	$85,429	$(16,140)	$834	$181,142

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

	December 31, 2010	June 30, 2010
	(in thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$806,258	$630,342
Billings on uncompleted contracts	808,907	618,299

	$(2,649)	$12,043

Presented as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$36,952	$40,920
Billings on uncompleted contracts in excess of costs and estimated earnings	39,601	28,877

	$(2,649)	$12,043

Progress billings in accounts receivable at December 31, 2010 and June 30, 2010 included retentions to be collected within one year of $10.8 million and $13.2 million, respectively. Contract retentions collectible beyond one year totaled $1.5 million and $0.1 million at December 31, 2010 and June 30, 2010.

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Goodwill

The changes in the carrying value of goodwill by segment are as follows:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Balance at July 1, 2010
Goodwill	$31,427	$20,789	$52,216
Cumulative impairment loss	(25,000)	—	(25,000)

	6,427	20,789	27,216
Translation adjustment	—	168	168

Balance at December 31, 2010
Goodwill	31,427	20,957	52,384
Cumulative impairment loss	(25,000)	—	(25,000)

	$6,427	$20,957	$27,384

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

The credit agreement was amended, effective September 24, 2010, to waive the Company’s non-compliance with the Fixed Charge Coverage Ratio covenant as of June 30, 2010, and to add back the charges related to the California Pay Practice Class Action Lawsuits discussed in Note 6 – Commitments and Contingencies, included in Part I, Item 1 of this report, to the calculation of Consolidated EBITDA. The amendment also modified the definition of the Fixed Charge Coverage Ratio.

The credit agreement includes a Senior Leverage Ratio covenant which provides that Consolidated Funded Indebtedness may not exceed 2.5 times Consolidated EBITDA, as defined in the September 24, 2010 amendment, over the previous four quarters. For the four quarters ended December 31, 2010, Consolidated EBITDA, as defined in the credit agreement, was $27.5 million. Accordingly, at December 31, 2010, Consolidated Funded Indebtedness in excess of $68.8 million would have violated the Senior Leverage Ratio covenant.

Availability under the senior credit facility is as follows:

	December 31, 2010	June 30, 2010
	(In thousands)
Credit Facility	$75,000	$75,000
Capacity constraint due to the Senior Leverage Ratio	6,217	12,049

Capacity under the Credit Facility	68,783	62,951
Letters of credit outstanding	9,034	11,622

Availability under senior credit facility	$59,749	$51,329

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

Interest rates and fees under the Credit Facility are as follows:

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

The credit agreement includes significant covenants and restrictions that include the following:

•

Tangible Net Worth must be an amount which is no less than the sum of $110.0 million, plus the net proceeds of any issuance of equity that occurs after November 30, 2008, plus 50% of all positive quarterly net income after November 30, 2008.

•	Senior Leverage Ratio must not exceed 2.50 to 1.00

•	Asset Coverage Ratio must be greater than or equal to 1.45 to 1.00

•	Fixed Charge Coverage Ratio must be greater than or equal to 1.25 to 1.00

•	Limits share repurchases to $25.0 million in any calendar year.

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

•

Other customary affirmative and negative covenants that place certain restrictions on the Company, including limits on new debt, operating and capital lease obligations, asset sales and certain distributions, including dividends.

The Company is in compliance with all affirmative, negative, and financial covenants under the credit agreement and is at the lowest margin tier for the LIBOR and Alternate Base Rate loans and the lowest tier for the Unused Revolving Credit Facility Fee.

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Typically our contracts require us to indemnify our customers for injury, damage or loss arising from the performance of our services. The Company may also be required to name the customer as an additional insured up to the limits of insurance available, or we may be required to purchase special insurance policies or surety bonds for specific customers or provide letters of credit in lieu of bonds to satisfy performance and financial guarantees on some projects. Matrix Service maintains a bonding line sufficient to support the business. The Company generally requires its subcontractors to indemnify the Company and the Company’s customer and name the Company as an additional insured for activities arising out of the subcontractors’ work. We also require certain subcontractors to provide additional insurance policies, including surety bonds in favor of the Company, to secure the subcontractors’ work or as required by the subcontract.

There can be no assurance that our insurance and the additional insurance coverage provided by our subcontractors will fully protect us against a valid claim or loss under the contracts with our customers.

Material Legal Proceeding

California Pay Practice Class Action Lawsuits

On December 8, 2008 (“December 2008 Action”) a class action lawsuit was filed in the Superior Court of California, Los Angeles County alleging that the Company’s subsidiary, Matrix Service Inc. (“MSI”), and any subsidiary or affiliated company within the State of California had a consistent policy of failing to pay overtime wages in violation of California state wage and hour laws. Specifically, the lawsuit alleged that the Company was requiring employees to work more than 8 hours per day and failing to compensate at a rate of time and one-half, failing to pay double time for all hours worked in excess of twelve in one day, and not paying all wages due at termination. The class sought all unpaid overtime compensation, waiting time penalties, injunctive and equitable relief and reasonable attorneys’ fees and costs. The class included approximately 1,500 current and former employees.

On September 1, 2009 (“September 2009 Action”) a second class action lawsuit was filed in the Superior Court of California, Alameda County also alleging that MSI and Matrix Service Company failed to comply with California state wage and hour laws. The September 2009 Action included similar allegations to the December 2008 Action but also alleged that the Company did not provide second meal periods and third rest periods for employees who worked more than 10 hours in a day, complete and accurate itemized wage statements, compensation for all compensable travel time, and

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

did not take bonus payments into account when calculating the regular wage rate, leading to incorrect overtime rates. The class sought all allowable compensation, penalties for rest and meal periods not provided, restitution and restoration of sums owed, statutory penalties, declaratory and injunctive relief, and attorneys’ fees and costs. The plaintiffs then amended the September 2009 Action to assert damages under the Private Attorney General’s Act. The September 2009 Action increased the class to approximately 2,300 current and former employees.

The cases were coordinated in Alameda County. At the plaintiff’s request, mediation was held on September 7, 2010. In mediation, the parties executed a Memorandum of Understanding awarding the plaintiffs $4.0 million (“September Settlement”). The award was in addition to amounts previously paid to the class members of $1.9 million. The September Settlement was subject to court approval and resolved all class member claims included in the December 2008 Action and the September 2009 Action. The award was designated to pay the class member claims, an enhancement award to the three named plaintiffs, the cost of administration, and the class members’ attorneys’ fees and costs. As a result of these actions and the related settlement, the Company recorded a cumulative charge of $6.1 million, of which $5.1 million was recorded in fiscal 2010 and $1.0 million was recorded in fiscal 2009. The fiscal 2010 charge included an estimate of the cost that will be incurred by the Company for payroll taxes that will be paid in conjunction with the September Settlement.

On January 20, 2011 the Company received final court approval of the September Settlement. Final payments of $4.1 million, which include $4.0 million deposited with the claim administrator in December 2010 and $0.1 million for applicable payroll taxes, are expected to be made in February 2011.

Unapproved Change Orders and Claims

As of December 31, 2010 and June 30, 2010, costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of $3.3 million and $3.0 million, respectively. There were no revenues related to claims included in costs and estimated earnings in excess of billings on uncompleted contracts at December 31, 2010 or June 30, 2010. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers generally will not pay these amounts until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

Acquired Claims Receivable

The Company continues to pursue collection of the remaining claim receivables included in the purchase of S.M. Electric Company, Inc. in February of 2009. The recorded value at December 31, 2010 of $3.4 million represents the Company’s best estimate of the amounts that will ultimately be collected. However, recovering these receivables may require mediation, arbitration or litigation and the ultimate amounts realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings. All future collection costs will be expensed as incurred.

Other

The Company and its subsidiaries are named as defendants in various other legal actions and are vigorously defending each of them. It is the opinion of management that none of the known legal actions will have a material adverse impact on the Company’s financial position, results of operations or liquidity.

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Other Comprehensive Income

Other comprehensive income consisted of foreign currency translation adjustments.

	Three Months Ended		Six Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
	(In thousands)
Net income	$5,287	$4,533	$8,376	$9,042
Other comprehensive income (loss)	369	(20)	756	1,053

Comprehensive income	$5,656	$4,513	$9,132	$10,095

Note 8 – Earnings per Common Share

Basic earnings per share (“EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted EPS includes the dilutive effect of employee and director stock options as well as the dilutive effect of nonvested deferred shares.

The computation of basic and diluted EPS is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
	(In thousands, except per share data)
Basic EPS:
Net income	$5,287	$4,533	$8,376	$9,042

Weighted average shares outstanding	26,400	26,273	26,372	26,234

Basic EPS	$0.20	$0.17	$0.32	$0.34

Diluted EPS:
Weighted average shares outstanding - basic	26,400	26,273	26,372	26,234
Dilutive stock options	84	94	80	98
Dilutive nonvested deferred shares	144	92	132	117

Diluted weighted average shares	26,628	26,459	26,584	26,449

Diluted EPS	$0.20	$0.17	$0.32	$0.34

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following securities are considered antidilutive and have been excluded from the calculation of diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
	(In thousands)
Stock options	105	168	106	170
Nonvested deferred shares	54	266	128	231

Total antidilutive securities	159	434	234	401

Note 9 – Segment Information

The Company has two reportable segments, the Construction Services segment and the Repair and Maintenance Services segment.

The primary services of our Construction Services segment are aboveground storage tanks for the bulk storage/terminal industry, capital construction for the downstream petroleum and power industries, specialty construction, and electrical and instrumentation services for various industries. These services, including civil/structural, mechanical, piping, electrical and instrumentation, millwrighting, and fabrication, are provided for projects of varying complexities, schedule durations, and budgets. Our project experience includes renovations, retrofits, modifications and expansions to existing facilities as well as construction of new facilities.

The primary services of our Repair and Maintenance Services segment are aboveground storage tank repair and maintenance services including tank inspection, cleaning and ASME code repairs, planned major and routine maintenance for the downstream petroleum industry and electrical and instrumentation repair and maintenance for various industries.

Other consists of certain corporate assets.

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

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

Results of Operations

(in thousands)

	Construction Services	Repair and Maintenance Services	Other	Total
Three Months Ended December 31, 2010
Gross revenues	$107,886	$69,855	$—	$177,741
Less: Inter-segment revenues	2,282	207	—	2,489

Consolidated revenues	105,604	69,648	—	175,252
Gross profit	12,815	6,953	—	19,768
Operating income	6,144	2,488	—	8,632
Segment assets	141,477	101,964	47,504	290,945
Capital expenditures	1,286	93	891	2,270
Depreciation and amortization expense	1,516	1,209	—	2,725

Three Months Ended December 31, 2009
Gross revenues	$84,511	$69,849	$—	$154,360
Less: Inter-segment revenues	3,929	6	—	3,935

Consolidated revenues	80,582	69,843	—	150,425
Gross profit	11,894	6,548	—	18,442
Operating income	5,006	2,060	—	7,066
Segment assets	120,697	88,760	68,806	278,263
Capital expenditures	234	719	863	1,816
Depreciation and amortization expense	1,647	1,300	—	2,947

Six Months Ended December 31, 2010
Gross revenues	$207,506	$124,286	$—	$331,792
Less: Inter-segment revenues	4,388	314	—	4,702

Consolidated revenues	203,118	123,972	—	327,090
Gross profit	24,159	11,311	—	35,470
Operating income	10,923	2,822	—	13,745
Segment assets	141,477	101,964	47,504	290,945
Capital expenditures	2,158	331	2,040	4,529
Depreciation and amortization expense	3,065	2,458	—	5,523

Six Months Ended December 31, 2009
Gross revenues	$165,090	$130,025	$—	$295,115
Less: Inter-segment revenues	6,837	203	—	7,040

Consolidated revenues	158,253	129,822	—	288,075
Gross profit	22,990	12,870	—	35,860
Operating income	10,272	4,125	—	14,397
Segment assets	120,697	88,760	68,806	278,263
Capital expenditures	502	806	1,541	2,849
Depreciation and amortization expense	3,330	2,636	—	5,966

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

Segment revenue from external customers by market is as follows:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Three Months Ended December 31, 2010
Aboveground Storage Tanks	$49,545	$21,868	$71,413
Downstream Petroleum	22,648	28,386	51,034
Electrical and Instrumentation	27,385	19,394	46,779
Specialty	6,026	—	6,026

Total	$105,604	$69,648	$175,252

Three Months Ended December 31, 2009
Aboveground Storage Tanks	$36,037	$25,076	$61,113
Downstream Petroleum	20,531	39,526	60,057
Electrical and Instrumentation	15,988	5,241	21,229
Specialty	8,026	—	8,026

Total	$80,582	$69,843	$150,425

Six Months Ended December 31, 2010
Aboveground Storage Tanks	$90,325	$43,100	$133,425
Downstream Petroleum	43,575	50,792	94,367
Electrical and Instrumentation	57,307	30,080	87,387
Specialty	11,911	—	11,911

Total	$203,118	$123,972	$327,090

Six Months Ended December 31, 2009
Aboveground Storage Tanks	$67,431	$51,867	$119,298
Downstream Petroleum	44,964	67,207	112,171
Electrical and Instrumentation	29,475	10,748	40,223
Specialty	16,383	—	16,383

Total	$158,253	$129,822	$288,075

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 10 – Internal Investigation

In connection with a routine project review, the Company determined that a subcontractor and an employee of the Company in one operating location in the United States may have been in collusion to obtain improper payments from the Company. Consequently, the Company, with the assistance of internal audit, forensic accounting specialists and outside counsel, conducted an investigation into this matter which has led to the conclusion that the Company was improperly invoiced for a total of approximately $1.7 million by the subcontractor, a majority of which was in turn paid by the subcontractor to five former employees of the Company over the last four fiscal years. A portion of the improper payments were recorded as costs on cost reimbursable projects. These costs, along with the Company’s mark-up, were subsequently billed to certain customers resulting in an overbilling of $1.3 million, accordingly, the Company recorded a liability of $1.3 million in accounts payable at June 30, 2010. The Company paid $0.4 million in the second quarter of fiscal 2011 to partially settle this liability and expects to settle all refund liabilities in fiscal 2011. The Company believes that the loss to the Company and the first $100,000 of costs incurred to conduct the investigation are covered by the Company’s crime policy and recorded a receivable for the estimated probable loss recovery from insurance of $1.3 million in accounts receivable at June 30, 2010. The Company will submit a proof of claim to its insurer in the third quarter of fiscal 2011. No amounts have been collected as of December 31, 2010.

The Company recorded charges, which are included in selling, general and administrative expenses, of $0.5 million and $0.1 million in the first and second quarters of fiscal 2011 for the cost of the investigation. Since the internal investigation is complete and all significant costs have been identified, the Company does not believe this matter will significantly affect earnings in future periods.

The Company is fully cooperating with law enforcement authorities with respect to this matter.

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

Unapproved Change Orders and Claims

As of December 31, 2010 and June 30, 2010 costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of $3.3 million and $3.0 million, respectively. There were no revenues related to claims included in costs and estimated earnings in excess of billings on uncompleted contracts at December 31, 2010 or June 30, 2010.

Acquired Claims Receivable

The Company continues to pursue collection of the remaining claim receivables included in the purchase of S.M. Electric Company, Inc. in February of 2009. The recorded value at December 31, 2010 of $3.4 million represents the Company’s best estimate of the amounts that will ultimately be collected. However, recovering these receivables may require mediation, arbitration or litigation and the ultimate amounts realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings. All future collection costs will be expensed as incurred.

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. As of December 31, 2010 and June 30, 2010, the Company recorded insurance reserves totaling $7.8 million, and $8.3 million, respectively. These amounts represent our best estimate of our ultimate obligations for asserted claims, insurance premium obligations and claims incurred but not yet reported. We establish reserves for claims using a combination of actuarially determined estimates and case-by-case evaluations of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions, including the assumed losses for claims incurred but not reported, are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. If actual results of claim settlements are different than the amounts estimated, we may be exposed to gains and losses that could be significant.

Goodwill

The Company’s most recent annual goodwill impairment test, performed in the fourth quarter of fiscal 2010, indicated that the fair value of the Construction Services segment exceeded its carrying value by 75% and the estimated fair value of the Repair and Maintenance Services segment exceeded its carrying value by 61%. Based on the excess of estimated fair value over carrying value and the absence of any indicators of impairment at December 31, 2010, the Company does not currently anticipate recording a goodwill impairment charge for either of its operating units.

Recently Issued Accounting Standards

There are no recently issued accounting standards that we believe will have a material effect on our financial statements.

RESULTS OF OPERATIONS

Overview

The Company has two reportable segments, Construction Services and Repair and Maintenance Services. The majority of the work for both segments is performed in the United States with 5.2% of revenues generated in Canada during the first six months of fiscal 2011.

The primary services of our Construction Services segment are aboveground storage tanks for the bulk storage/terminal industry, capital construction for the downstream petroleum and power industries, specialty construction, and electrical and instrumentation services for various industries. These services, including civil/structural, mechanical, piping, electrical and instrumentation, millwrighting, and fabrication, are provided for projects of varying complexities, schedule durations, and budgets. Our project experience includes renovations, retrofits, modifications and expansions to existing facilities as well as construction of new facilities.

The primary services of our Repair and Maintenance Services segment are aboveground storage tank repair and maintenance services, planned major and routine maintenance for the downstream petroleum industry, specialty repair and maintenance services and electrical and instrumentation repair and maintenance for various industries.

Significant fluctuations in revenues, gross profits and operating results are discussed below on a consolidated basis and for each segment. Revenues fluctuate due to many factors, including the changing product mix and project schedules, which are dependent on the level and timing of customer releases of new business.

Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009

Consolidated

Consolidated revenues were $175.3 million for the three months ended December 31, 2010, an increase of $24.9 million, or 16.6%, from consolidated revenues of $150.4 million in the same period a year earlier. The improvement in consolidated revenues resulted from a $25.0 million increase in Construction Services revenues while Repair and Maintenance Services revenues were essentially unchanged.

Consolidated gross profit increased from $18.4 million in the three months ended December 31, 2009 to $19.8 million in the three months ended December 31, 2010. The increase of $1.4 million was due to higher revenues offset by lower gross margins which decreased to 11.3% in the three months ended December 31, 2010 compared to 12.3% a year earlier. The decrease in gross margins was due to lower direct margins partially offset by the favorable effect of improved recovery of construction overhead costs in the three months ended December 31, 2010.

Consolidated SG&A expenses were $11.1 million in the three months ended December 31, 2010 compared to $11.4 million in the same period a year earlier. SG&A expense as a percentage of revenue decreased to 6.4% in the three months ended December 31, 2010 compared to 7.6% in the same period a year earlier.

Net interest expense was $0.2 million in the three months ended December 31, 2010 and 2009. Net interest expense for both periods was primarily related to Unused Revolving Credit Facility fees, fees on letters of credit issued under the Credit Facility, amortization of Credit Facility deal and amendment fees partially offset by interest earned on invested cash.

Other income in the three months ended December 31, 2010 and 2009 was $0.1 million and $0.5 million, respectively, and related primarily to foreign currency transaction gains.

The effective tax rates in the three months ended December 31, 2010 and 2009 were 38.0% and 38.4%, respectively.

Construction Services

Revenues for the Construction Services segment were $105.6 million in the three months ended December 31, 2010, compared with $80.6 million in the same period a year earlier. The increase of $25.0 million, or 31.0%, was primarily due to higher Aboveground Storage Tank revenues, which increased to $49.5 million in the three months ended December 31, 2010 compared to $36.0 million a year earlier, higher Electrical and Instrumentation revenues, which increased to $27.4 million in the three months ended December 31, 2010, versus $16.0 million in the same period a year earlier, and higher Downstream Petroleum revenues, which increased to $22.7 million in the three months ended December 31, 2010 compared to $20.5 million a year earlier. Partially offsetting these increases were lower Specialty revenues which decreased from $8.0 million in the three months ended December 31, 2009 to $6.0 million in the three months ended December 31, 2010.

Gross profit increased to $12.8 million in the three months ended December 31, 2010 from $11.9 million in the same period a year earlier due to higher revenues partially offset by lower gross margins which decreased from 14.8% in the three months ended December 31, 2009 to 12.1% in the three months ended December 31, 2010. The decline in gross margins was due to lower direct margins partially offset by improved recovery of construction overhead costs.

Repair and Maintenance Services

Revenues for the Repair and Maintenance Services segment were $69.7 million in the three months ended December 31, 2010 compared to $69.8 million in the same period a year earlier. The decline was due to lower Downstream Petroleum revenues, which decreased to $28.4 million in the three months ended December 31, 2010 compared to $39.5 million a year earlier, and lower Aboveground Storage Tank revenues, which decreased to $21.9 million in the three months ended December 31, 2010 compared to $25.1 million in the same period a year earlier. These declines were almost fully offset by higher Electrical and Instrumentation revenues, which increased to $19.4 million in the three months ended December 31, 2010, compared to $5.2 million a year earlier.

Gross profit increased from $6.5 million in the three months ended December 31, 2009 to $7.0 million in the three months ended December 31, 2010 due to higher gross margins which increased to 10.0% in the three months ended December 31, 2010 compared to 9.4% in the same period a year earlier. The gross margin increase was due to the favorable effect of improved recovery of construction overhead costs partially offset by lower direct margins.

Six Months Ended December 31, 2010 Compared to the Six Months Ended December 31, 2009

Consolidated

Consolidated revenues were $327.1 million in the six months ended December 31, 2010, an increase of $39.0 million, or 13.5%, from consolidated revenues of $288.1 million in the same period a year earlier. The increase in consolidated revenues resulted from an increase of $44.8 million in Construction Services revenues partially offset by a decrease of $5.8 million in Repair and Maintenance Services revenues.

Consolidated gross profit decreased from $35.9 million in the six months ended December 31, 2009 to $35.5 million in the six months ended December 31, 2010. The decrease of $0.4 million was due to lower gross margins which decreased to 10.8% in the six months ended December 31, 2010 compared to 12.4% a year earlier largely offset by the effect of higher revenues. The decrease in gross margins was due to lower direct margins partially offset by the favorable effect of improved recovery of construction overhead costs.

Consolidated SG&A expenses were $21.7 million in the six months ended December 31, 2010 compared to $21.5 million in the same period a year earlier. SG&A expense as a percentage of revenue decreased to 6.6% in the six months ended December 31, 2010 compared to 7.5% in the same period a year earlier.

Net interest expense was $0.3 million in the six months ended December 31, 2010 and 2009. Net interest expense for both periods was primarily related to Unused Revolving Credit Facility fees, fees on letters of credit issued under the Credit Facility, amortization of Credit Facility deal and amendment fees partially offset by interest earned on invested cash.

Other income in the six months ended December 31, 2010 and 2009 was $0.1 million and $0.5 million, respectively, and related primarily to foreign currency transaction gains.

The effective tax rates for the six months ended December 31, 2010 and 2009 were 38.0% and 38.2%, respectively.

Construction Services

Revenues for the Construction Services segment were $203.1 million in the six months ended December 31, 2010, compared with $158.3 million in the same period a year earlier. The increase of $44.8 million, or 28.3%, was primarily due to higher Electrical and Instrumentation revenues, which increased to $57.3 million in the six months ended December 31, 2010 compared to $29.5 million a year earlier, and higher Aboveground Storage Tank revenues, which increased to $90.3 million in the six months ended December 31, 2010, versus $67.4 million in the same period a year earlier. Partially offsetting these increases were lower Downstream Petroleum and Specialty revenues which decreased to $43.6 million and $11.9 million in the six months ended December 31, 2010, compared to $45.0 million and $16.4 million in the same period a year earlier.

Gross profit increased to $24.2 million in the six months ended December 31, 2010 from $23.0 million in the same period a year earlier due to higher revenues partially offset by lower gross margins which decreased from 14.5% in the six months ended December 31, 2009 to 11.9% in the six months ended December 31, 2010. The decline in gross margins was due to lower direct margins partially offset by the favorable effect of improved recovery of construction overhead costs in the six months ended December 31, 2010.

Repair and Maintenance Services

Revenues for the Repair and Maintenance Services segment were $124.0 million in the six months ended December 31, 2010 compared to $129.8 million in the same period a year earlier. The decline was due to lower Downstream Petroleum revenues, which decreased to $50.8 million in the six months ended December 31, 2010 compared to $67.2 million a year earlier, and lower Aboveground Storage Tank revenues, which decreased to $43.1 million in the six months ended December 31, 2010 compared to $51.9 million in the same period a year earlier. These declines were partially offset by higher Electrical and Instrumentation revenues, which increased to $30.1 million in the six months ended December 31, 2010, compared to $10.7 million a year earlier.

Gross profit decreased from $12.9 million in the six months ended December 31, 2009 to $11.3 million in the six months ended December 31, 2010 primarily due to lower gross margins which decreased to 9.1% in the six months ended December 31, 2010 compared to 9.9% in the same period a year earlier. The gross margin decrease was due to lower direct margins partially offset by the favorable effect of improved recovery of construction overhead costs.

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

Three Months Ended December 31, 2010

The following table provides a summary of changes in our backlog for the three months ended December 31, 2010:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Backlog as of September 30, 2010	$224,964	$170,263	$395,227
New backlog awarded	85,108	60,884	145,992
Revenue recognized on contracts in backlog	(105,604)	(69,648)	(175,252)

Backlog as of December 31, 2010	$204,468	$161,499	$365,967

At December 31, 2010 the Construction Services segment had a backlog of $204.5 million, as compared to a backlog of $225.0 million as of September 30, 2010. The decrease of $20.5 million is due to decreases in Downstream Petroleum of $10.9 million, Specialty of $4.8 million, Electrical and Instrumentation of $2.5 million and Aboveground Storage Tank of $2.3 million. The backlog at December 31, 2010 and September 30, 2010 for the Repair and Maintenance Services segment was $161.5 million and $170.3 million, respectively. The decrease of $8.8 million is due to decreases in Electrical and Instrumentation of $5.1 million and Aboveground Storage Tank of $4.6 million, partially offset by the increase in Downstream Petroleum of $0.9 million.

Six Months Ended December 31, 2010

The following table provides a summary of changes in our backlog for the six months ended December 31, 2010:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Backlog as of June 30, 2010	$197,675	$155,541	$353,216
New backlog awarded	209,911	129,930	339,841
Revenue recognized on contracts in backlog	(203,118)	(123,972)	(327,090)

Backlog as of December 31, 2010	$204,468	$161,499	$365,967

At December 31, 2010 the Construction Services segment had a backlog of $204.5 million, as compared to a backlog of $197.7 million as of June 30, 2010. The increase of $6.8 million is due to an increase in Aboveground Storage Tank of $37.2 million, partially offset by decreases in Downstream Petroleum of $17.9 million, Electrical and Instrumentation of $10.0 million and Specialty of $2.5 million. The backlog at December 31, 2010 and June 30, 2010 for the Repair and Maintenance Services segment was $161.5 million and $155.5 million, respectively. The increase of $6.0 million is due to the increases in Aboveground Storage Tank of $4.7 million and Electrical and Instrumentation of $4.7 million, partially offset by a decrease in Downstream Petroleum of $3.4 million.

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

A reconciliation of EBITDA to net income follows:

	Three Months Ended		Six Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
	(In thousands)
Net income	$5,287	$4,533	$8,376	$9,042
Interest expense	197	188	367	362
Provision for income taxes	3,240	2,823	5,134	5,597
Depreciation and amortization	2,725	2,947	5,523	5,966

EBITDA	$11,449	$10,491	$19,400	$20,967

FINANCIAL CONDITION AND LIQUIDITY

Overview

We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the six months ended December 31, 2010 was cash on hand at the beginning of the year and operational cash flows. Cash on hand at December 31, 2010 totaled $43.7 million and availability under the senior revolving credit facility totaled $59.7 million resulting in total liquidity at December 31, 2010 of $103.4 million.

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

Cash Flow in the Six Months Ended December 31, 2010

Cash Flows from Operating Activities

Increased business activity in the six months ended December 31, 2010 led to higher balances in certain working capital accounts which caused operations to use $2.6 million in cash. Working capital changes in the six months ended December 31, 2010 that significantly affected the cash balance at December 31, 2010 include the following:

•	Accounts receivable increased by $22.9 million. The increase was caused primarily by increased business activity.

•	Accounts payable decreased by $10.4 million. The decrease was due to a large steel purchase late in the prior fiscal year.

•	Accrued expenses decreased by $5.0 million. The decrease was primarily the result of a payment of $4.0 million in December 2010 to settle the California Pay Practice Class Action

Lawsuits. The settlement and payment are discussed in Note 6 of the Notes to Condensed Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
•

The net change in the combined balances of costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs and estimated earnings caused a decrease in working capital and an increase to cash of $14.7 million. This change was primarily attributable to advance billings on Aboveground Storage Tank contracts in the Construction Services Segment.

Cash Flows from Investing Activities

Investing activities used $4.4 million of cash in the six months ended December 31, 2010 primarily due to capital expenditures of $4.5 million partially offset by proceeds received from asset dispositions of $0.1 million. Capital expenditures included $1.8 million for the purchase of transportation equipment, $1.3 million for office equipment and software, $1.1 million for construction equipment and $0.3 million for land and buildings.

Cash Flows from Financing Activities

Financing activities used $0.8 million of cash in the six months ended December 31, 2010 primarily due to capital lease payments of $0.4 million, payment of $0.2 million in fees associated with the September 2010 amendment to the senior revolving credit facility and treasury stock purchases of $0.3 million partially offset by cash received from the issuance of common stock associated with the exercise of incentive stock options and the related tax benefit.

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

The credit agreement was amended, effective September 24, 2010, to waive the Company’s non-compliance with the Fixed Charge Coverage Ratio covenant as of June 30, 2010, and to add back the charges related to the California Pay Practice Class Action Lawsuits discussed in Note 6 – Commitments and Contingencies, included in Part I, Item 1 of this report, to the calculation of Consolidated EBITDA. The amendment also modified the definition of the Fixed Charge Coverage Ratio.

The credit agreement includes a Senior Leverage Ratio covenant which provides that Consolidated Funded Indebtedness may not exceed 2.5 times Consolidated EBITDA, as defined in the September 24, 2010 amendment, over the previous four quarters. For the four quarters ended December 31, 2010, Consolidated EBITDA, as defined in the credit agreement, was $27.5 million. Accordingly, at December 31, 2010, Consolidated Funded Indebtedness in excess of $68.8 million would have violated the Senior Leverage Ratio covenant. At December 31, 2010 our Consolidated Funded Indebtedness was $9.0 million and related solely to letters of credit.

Interest rates and fees under the Credit Facility are as follows:

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

The credit agreement includes significant financial covenants and restrictions that include the following:

•

Tangible Net Worth must be an amount which is no less than the sum of $110.0 million, plus the net proceeds of any issuance of equity that occurs after November 30, 2008, plus 50% of all positive quarterly net income after November 30, 2008.

•	Senior Leverage Ratio must not exceed 2.50 to 1.00

•	Asset Coverage Ratio must be greater than or equal to 1.45 to 1.00

•	Fixed Charge Coverage Ratio must be greater than or equal to 1.25 to 1.00

•	Limits share repurchases to $25.0 million in any calendar year.

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

•

Other customary affirmative and negative covenants that place certain restrictions on the Company, including limits on new debt, operating and capital lease obligations, asset sales and certain distributions, including dividends.

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

Stock Repurchase Program and Treasury Shares

Treasury Shares

On February 4, 2009 our Board of Directors authorized a stock buyback program (“February 2009 Program”) that allows the Company to purchase up to 3,000,000 shares of common stock provided that such purchases do not exceed $25.0 million in any calendar year commencing in calendar year 2009 and continuing through calendar year 2012. The Company has not purchased any common shares under the February 2009 Program since its inception. Matrix Service may purchase shares in future periods if sufficient liquidity exists and the Company believes that it is in the best interest of the stockholders.

In addition to any stock buyback program that may be in effect, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix Service withheld 27,715 shares in the six months ended December 31, 2010 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares.

The Company has 1,469,578 treasury shares as of December 31, 2010 and intends to utilize these treasury shares in connection with equity awards under the Company’s stock incentive plans and for share issuances under a recently adopted employee stock purchase plan.

Outlook

We are encouraged by the improving outlook in many of our businesses as we see a number of attractive opportunities across our core markets. The strengthening of new construction in the Aboveground Storage Tank market is being led by the continued development of the Canadian oil sands and increasing investment from companies looking to add storage capacity in the United States. The AST repair and maintenance business is also showing some signs of improvement both in the United States and Canada; however, the level of competition remains high which we expect will result in reduced margins in the near term. We expect the Electrical and Instrumentation market to continue to be strong due to the high voltage overhaul occurring in the Northeastern corridor of the United States and strong demand for maintenance services. The recent upward trend in refinery utilization rates and improving crack spreads suggest an improving Downstream Petroleum market. However, our outlook remains cautious as the level of competition continues to make it difficult to capture work at attractive margins.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman of the Board of Directors, who is currently acting in the capacity of our Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e).

The disclosure controls and procedures are designed to provide reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, including the Chairman of the Board of Directors and the Chief Financial Officer, do not expect that the disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all errors or fraud. The design of our internal control system takes into account the fact that there are resource constraints and the benefits of controls must be weighed against the costs. Additionally, controls can be circumvented by the acts of key individuals, collusion or management override.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board of Directors and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on the foregoing, our Chairman of the Board of Directors and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2010.

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended December 31, 2010.

While we believe our control environment is effective, as a result of the alleged fraud that is discussed in Note 10 – Internal Investigation included in this Quarterly Report on Form 10-Q, the Company is in the process of enhancing certain internal control processes and procedures in order to improve its ability to deter and detect any recurrence of such conduct and expects to be substantially complete with the control enhancements by the end of fiscal year 2011.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see the discussion under the caption “Material Legal Proceeding” in Note 6 in Item 1 of Part 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Part II, Item 1.

Item 1A.	Risk Factors

There were no material changes in our Risk Factors from those reported in Item IA of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by the Company of its common stock during the second quarter of fiscal year 2011.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2010
Share Repurchase Program (A)	—	—	—	3,000,000
Employee Transactions (B)	18,431	$9.41	—
November 1 to November 30, 2010
Share Repurchase Program (A)	—	—	—	3,000,000
Employee Transactions (B)	8,822	$10.25	—
December 1 to December 31, 2010
Share Repurchase Program (A)	—	—	—	3,000,000
Employee Transactions (B)	—	$—	—

(A)	On February 4, 2009 our Board of Directors authorized a stock buyback program that allows the Company to purchase up to 3,000,000 shares of common stock provided that such purchases do not exceed $25.0 million in any calendar year commencing in calendar year 2009 and continuing through calendar year 2012.
(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

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

MATRIX SERVICE COMPANY

Date: February 7, 2011	By:	/s/ KEVIN S. CAVANAH
Kevin S. Cavanah, Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer

EXHIBIT INDEX

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.