Form 10-Q
period 2011-03-31
MATRIX SERVICE CO
filed 2011-05-04
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

As of May 2, 2011 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,438,116 shares outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Matrix Service Company

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Revenues	$136,333	$122,013	$463,423	$410,088
Cost of revenues	117,763	108,720	409,383	360,935

Gross profit	18,570	13,293	54,040	49,153
Selling, general and administrative expenses	10,930	13,248	32,655	34,711

Operating income	7,640	45	21,385	14,442

Other income (expense):
Interest expense	(227)	(163)	(594)	(525)
Interest income	43	10	65	70
Other	485	208	595	752

Income before income tax expense	7,941	100	21,451	14,739
Provision for federal, state and foreign income taxes	3,018	37	8,152	5,634

Net income	$4,923	$63	$13,299	$9,105

Basic earnings per common share	$0.19	$0.00	$0.50	$0.35

Diluted earnings per common share	$0.18	$0.00	$0.50	$0.34

Weighted average common shares outstanding:
Basic	26,425	26,307	26,389	26,258
Diluted	26,723	26,521	26,636	26,477

See accompanying notes.

Matrix Service Company

Condensed Consolidated Balance Sheets

(In thousands)

(unaudited)

	March 31, 2011	June 30, 2010
Assets

Current assets:
Cash and cash equivalents	$63,375	$50,899
Accounts receivable, less allowances (March 31, 2011 - $1,553 and June 30, 2010 - $1,404)	91,287	87,327
Costs and estimated earnings in excess of billings on uncompleted contracts	40,642	40,920
Inventories	2,596	3,451
Income taxes receivable	—	1,779
Deferred income taxes	5,872	8,073
Other current assets	2,752	6,076

Total current assets	206,524	198,525

Property, plant and equipment at cost:
Land and buildings	28,230	27,859
Construction equipment	54,754	52,086
Transportation equipment	19,703	19,192
Office equipment and software	14,876	14,358
Construction in progress	2,434	1,251

	119,997	114,746
Accumulated depreciation	(67,410)	(61,817)

	52,587	52,929
Goodwill	27,460	27,216
Other intangible assets	3,973	4,141
Other assets	2,263	1,997

Total assets	$292,807	$284,808

See accompanying notes.

Matrix Service Company

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	March 31, 2011	June 30, 2010
Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$28,767	$44,769
Billings on uncompleted contracts in excess of costs and estimated earnings	36,897	28,877
Accrued insurance	7,477	8,257
Income taxes payable	800	—
Accrued wages and benefits	18,173	13,538
Current capital lease obligation	401	772
Other accrued expenses	2,479	6,572

Total current liabilities	94,994	102,785

Long-term capital lease obligation	46	259
Deferred income taxes	4,478	4,179

Total liabilities	99,518	107,223

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock - $.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of March 31, 2011, and June 30, 2010	279	279
Additional paid-in capital	113,124	111,637
Retained earnings	94,548	81,252
Accumulated other comprehensive income	1,364	495

	209,315	193,663
Less: Treasury stock, at cost – 1,450,800 shares as of March 31, 2011, and 1,546,512 shares as of June 30, 2010	(16,026)	(16,078)

Total stockholders’ equity	193,289	177,585

Total liabilities and stockholders’ equity	$292,807	$284,808

See accompanying notes.

Matrix Service Company

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	March 31, 2011	March 31, 2010
Operating activities:

Net income	$13,299	$9,105
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	8,250	8,880
Deferred income tax	2,191	256
Loss on sale of property, plant and equipment	7	26
Allowance for uncollectible accounts	321	2,838
Stock-based compensation expense	1,737	1,557
Tax benefit deficiency from the vesting of deferred shares	(139)	(393)
Other	165	118
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(4,281)	26,388
Costs and estimated earnings in excess of billings on uncompleted contracts	278	(4,477)
Inventories	855	536
Other assets	3,066	2,821
Accounts payable	(16,045)	(15,051)
Billings on uncompleted contracts in excess of costs and estimated earnings	8,020	(23,956)
Accrued expenses	(238)	(1,347)
Income tax receivable/payable	2,579	(2,267)

Net cash provided by operating activities	20,065	5,034

Investing activities:

Acquisition of property, plant and equipment	(7,568)	(4,059)
Proceeds from asset sales	112	87

Net cash used by investing activities	$(7,456)	$(3,972)

See accompanying notes.

Matrix Service Company

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(unaudited)

	Nine Months Ended
	March 31, 2011	March 31, 2010
Financing activities:

Issuances of common stock	$161	$67
Capital lease payments	(584)	(829)
Tax benefit of exercised stock options	49	2
Payment of debt amendment fees	(216)	—
Purchase of treasury shares	(272)	(428)

Net cash used by financing activities	(862)	(1,188)

Effect of exchange rate changes on cash	729	948

Net increase in cash and cash equivalents	12,476	822
Cash and cash equivalents, beginning of period	50,899	52,476

Cash and cash equivalents, end of period	$63,375	$53,298

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$3,126	$7,810

Interest	$499	$400

Non-cash investing and financing activities:
Equipment acquired through capital leases	$—	$236

Purchases of property, plant and equipment on account	$84	$100

See accompanying notes.

Matrix Service Company

Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

(In thousands, except share data)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balances, June 30, 2010	$279	$111,637	$81,252	$(16,078)	$495	$177,585

Net income	—	—	13,299	—	—	13,299
Other comprehensive income	—	—	—	—	869	869

Comprehensive income						14,168
Exercise of stock options (31,000 shares)	—	81	(3)	83	—	161
Tax effect of exercised stock options and the vesting of deferred shares	—	(90)	—	—	—	(90)
Issuance of deferred shares (92,761 shares)	—	(241)	—	241	—	—
Treasury share purchases (28,049 shares)	—	—	—	(272)	—	(272)

Stock-based compensation expense	—	1,737	—	—	—	1,737

Balances, March 31, 2011	$279	$113,124	$94,548	$(16,026)	$1,364	$193,289

Balances, June 30, 2009	$279	$110,496	$76,387	$(16,146)	$(219)	$170,797

Net income	—	—	9,105	—	—	9,105
Other comprehensive income	—	—	—	—	1,377	1,377

Comprehensive income						10,482
Exercise of stock options (11,500 shares)	—	36	—	31	—	67
Tax effect of exercised stock options and the vesting of deferred shares	—	(391)	—	—	—	(391)
Issuance of deferred shares (147,488 shares)	—	(403)	—	403	—	—
Treasury share purchases (44,904 shares)	—	—	—	(428)	—	(428)
Stock-based compensation expense	—	1,557	—	—	—	1,557

Balances, March 31, 2010	$279	$111,295	$85,492	$(16,140)	$1,158	$182,084

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

Note 2 – Uncompleted Contracts

Contract terms of the Company’s construction contracts generally provide for progress billings based on attainment of project milestones. The excess of costs incurred and estimated earnings over amounts billed on uncompleted contracts is reported as a current asset. The excess of amounts billed over costs incurred and estimated earnings recognized on uncompleted contracts is reported as a current liability. Gross and net amounts on uncompleted contracts are as follows:

	March 31, 2011	June 30, 2010
	(in thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$612,226	$630,342
Billings on uncompleted contracts	608,481	618,299

	$3,745	$12,043

Presented as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$40,642	$40,920
Billings on uncompleted contracts in excess of costs and estimated earnings	36,897	28,877

	$3,745	$12,043

Progress billings in accounts receivable at March 31, 2011 and June 30, 2010 included retentions to be collected within one year of $13.3 million and $13.2 million, respectively. Contract retentions collectible beyond one year totaled $1.5 million and $0.1 million at March 31, 2011 and June 30, 2010.

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Goodwill

The changes in the carrying value of goodwill by segment are as follows:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Balance at July 1, 2010
Goodwill	$31,427	$20,789	$52,216
Cumulative impairment loss	(25,000)	—	(25,000)

	6,427	20,789	27,216
Translation adjustment	—	244	244

Balance at March 31, 2011
Goodwill	31,427	21,033	52,460
Cumulative impairment loss	(25,000)	—	(25,000)

	$6,427	$21,033	$27,460

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

The credit agreement includes a Senior Leverage Ratio covenant which provides that Consolidated Funded Indebtedness may not exceed 2.5 times Consolidated EBITDA, as defined in the credit agreement, over the previous four quarters. For the four quarters ended June 30, 2010 Consolidated EBITDA was $25.2 million and resulted in a capacity reduction to the Credit Facility of $12.0 million at June 30, 2010. For the four quarters ended March 31, 2011, Consolidated EBITDA was $31.5 million and did not cause a reduction to the available capacity under the Credit Facility at March 31, 2011.

Availability under the senior credit facility is as follows:

	March 31, 2011	June 30, 2010
	(In thousands)
Credit Facility	$75,000	$75,000
Capacity constraint due to the Senior Leverage Ratio	—	12,049

Capacity under the Credit Facility	75,000	62,951
Letters of credit outstanding	7,484	11,622

Availability under senior credit facility	$67,516	$51,329

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

The credit agreement includes significant covenants and restrictions that include the following:

•

Our Tangible Net Worth must be an amount which is no less than the sum of $110.0 million, plus the net proceeds of any issuance of equity that occurs after November 30, 2008, plus 50% of all positive quarterly net income after November 30, 2008.

•	The Senior Leverage Ratio must not exceed 2.50 to 1.00.

•	The Asset Coverage Ratio must be greater than or equal to 1.45 to 1.00.

•	The Fixed Charge Coverage Ratio must be greater than or equal to 1.25 to 1.00.

•	Share repurchases are limited to $25.0 million in any calendar year.

•

Acquisitions are permitted so long as the Company’s Senior Leverage Ratio on a pro forma basis as of the end of the fiscal quarter immediately preceding the acquisition is below 1.00 to 1.00 and availability under the Credit Facility is at or above 50% after consummation of the acquisition. If the Senior Leverage Ratio on a pro forma basis as of the end of the fiscal quarter immediately preceding the acquisition is over 1.00 to 1.00 but below 1.75 to 1.00, acquisitions will be limited to $25.0 million in a twelve month period, provided there is at least $25.0 million of availability under the Credit Facility after the consummation of the acquisition.

•

Other customary affirmative and negative covenants place certain restrictions on the Company, including limits on new debt, operating and capital lease obligations, asset sales and certain distributions, including dividends.

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

On September 1, 2009 (“September 2009 Action”) a second class action lawsuit was filed in the Superior Court of California, Alameda County also alleging that MSI and Matrix Service Company failed to comply with California state wage and hour laws. The September 2009 Action included similar allegations to the December 2008 Action but also alleged that the Company did not provide second meal periods and third rest periods for employees who worked more than 10 hours in a day, complete and accurate itemized wage statements, compensation for all compensable travel time, and did not take bonus payments into account when calculating the regular wage rate, leading to incorrect overtime rates. The class sought all allowable compensation, penalties for rest and meal periods not provided, restitution and restoration of sums owed, statutory penalties, declaratory and injunctive relief, and attorneys’ fees and costs. The plaintiffs then amended the September 2009 Action to assert damages under the Private Attorney General’s Act. The September 2009 Action increased the class to approximately 2,300 current and former employees.

The cases were coordinated in Alameda County. At the plaintiff’s request, mediation was held on September 7, 2010. In mediation, the parties executed a Memorandum of Understanding awarding the plaintiffs $4.0 million (“September Settlement”). The award was in addition to amounts previously

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

On January 20, 2011 the Company received final court approval of the September Settlement. Final payments of $4.1 million have been made, which include $4.0 million deposited with the claim administrator in December 2010 and $0.1 million for applicable payroll taxes submitted in February 2011.

Unapproved Change Orders and Claims

As of March 31, 2011 and June 30, 2010, costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of $4.8 million and $3.0 million, respectively. There were no revenues related to claims included in costs and estimated earnings in excess of billings on uncompleted contracts at March 31, 2011 or June 30, 2010. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers generally will not pay these amounts until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.

Acquired Claims Receivable

The Company continues to pursue collection of the remaining claim receivables included in the purchase of S.M. Electric Company, Inc. in February 2009. The recorded value at March 31, 2011 of $2.4 million represents the Company’s best estimate of the amounts that will ultimately be collected. However, recovering these receivables will require mediation, arbitration or litigation and the ultimate amounts realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings. All future collection costs will be expensed as incurred.

Other

The Company and its subsidiaries are named as defendants in various other legal actions and are vigorously defending each of them. It is the opinion of management that none of the known legal actions will have a material adverse impact on the Company’s financial position, results of operations or liquidity.

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Other Comprehensive Income

Other comprehensive income consisted of foreign currency translation adjustments.

	Three Months Ended		Nine Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
	(In thousands)
Net income	$4,923	$63	$13,299	$9,105
Other comprehensive income	113	324	869	1,377

Comprehensive income	$5,036	$387	$14,168	$10,482

Note 8 – Earnings per Common Share

Basic earnings per share (“EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted EPS includes the dilutive effect of employee and director stock options as well as the dilutive effect of nonvested deferred shares.

The computation of basic and diluted EPS is as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
	(In thousands, except per share data)
Basic EPS:
Net income	$4,923	$63	$13,299	$9,105

Weighted average shares outstanding	26,425	26,307	26,389	26,258

Basic EPS	$0.19	$0.00	$0.50	$0.35

Diluted EPS:
Weighted average shares outstanding - basic	26,425	26,307	26,389	26,258
Dilutive stock options	108	109	89	101
Dilutive nonvested deferred shares	190	105	158	118

Diluted weighted average shares	26,723	26,521	26,636	26,477

Diluted EPS	$0.18	$0.00	$0.50	$0.34

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following securities are considered antidilutive and have been excluded from the calculation of diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
	(In thousands)
Stock options	—	106	105	123
Nonvested deferred shares	32	68	49	86

Total antidilutive securities	32	174	154	209

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

Items classified as “other” consist of certain corporate assets.

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

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

Results of Operations

(in thousands)

	Construction Services	Repair and Maintenance Services	Other	Total
Three Months Ended March 31, 2011
Gross revenues	$77,797	$60,923	$—	$138,720
Less: Inter-segment revenues	2,114	273	—	2,387

Consolidated revenues	75,683	60,650	—	136,333
Gross profit	13,192	5,378	—	18,570
Operating income	6,886	754	—	7,640
Segment assets	125,275	99,261	68,271	292,807
Capital expenditures	2,300	562	177	3,039
Depreciation and amortization expense	1,547	1,180	—	2,727

Three Months Ended March 31, 2010
Gross revenues	$79,394	$45,701	$—	$125,095
Less: Inter-segment revenues	3,073	9	—	3,082

Consolidated revenues	76,321	45,692	—	122,013
Gross profit	10,098	3,195	—	13,293
Operating income (loss)	880	(835)	—	45
Segment assets	117,974	89,214	62,508	269,696
Capital expenditures	63	276	871	1,210
Depreciation and amortization expense	1,646	1,268	—	2,914

Nine Months Ended March 31, 2011
Gross revenues	$285,303	$185,209	$—	$470,512
Less: Inter-segment revenues	6,502	587	—	7,089

Consolidated revenues	278,801	184,622	—	463,423
Gross profit	37,351	16,689	—	54,040
Operating income	17,809	3,576	—	21,385
Segment assets	125,275	99,261	68,271	292,807
Capital expenditures	4,458	893	2,217	7,568
Depreciation and amortization expense	4,612	3,638	—	8,250

Nine Months Ended March 31, 2010
Gross revenues	$244,484	$175,726	$—	$420,210
Less: Inter-segment revenues	9,910	212	—	10,122

Consolidated revenues	234,574	175,514	—	410,088
Gross profit	33,088	16,065	—	49,153
Operating income	11,152	3,290	—	14,442
Segment assets	117,974	89,214	62,508	269,696
Capital expenditures	565	1,082	2,412	4,059
Depreciation and amortization expense	4,976	3,904	—	8,880

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

Segment revenue from external customers by market is as follows:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Three Months Ended March 31, 2011
Aboveground Storage Tanks	$40,120	$17,667	$57,787
Downstream Petroleum	13,974	25,464	39,438
Electrical and Instrumentation	14,493	17,519	32,012
Specialty	7,096	—	7,096

Total	$75,683	$60,650	$136,333

Three Months Ended March 31, 2010
Aboveground Storage Tanks	$28,305	$17,957	$46,262
Downstream Petroleum	24,286	22,086	46,372
Electrical and Instrumentation	18,251	5,649	23,900
Specialty	5,479	—	5,479

Total	$76,321	$45,692	$122,013

Nine Months Ended March 31, 2011
Aboveground Storage Tanks	$130,444	$60,766	$191,210
Downstream Petroleum	57,550	76,257	133,807
Electrical and Instrumentation	71,800	47,599	119,399
Specialty	19,007	—	19,007

Total	$278,801	$184,622	$463,423

Nine Months Ended March 31, 2010
Aboveground Storage Tanks	$95,736	$69,824	$165,560
Downstream Petroleum	69,250	89,293	158,543
Electrical and Instrumentation	47,726	16,397	64,123
Specialty	21,862	—	21,862

Total	$234,574	$175,514	$410,088

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Unapproved Change Orders and Claims

As of March 31, 2011 and June 30, 2010 costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of $4.8 million and $3.0 million, respectively. There were no revenues related to claims included in costs and estimated earnings in excess of billings on uncompleted contracts at March 31, 2011 or June 30, 2010. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.

Acquired Claims Receivable

The Company continues to pursue collection of the remaining claim receivables included in the purchase of S.M. Electric Company, Inc. in February of 2009. The recorded value at March 31, 2011 of $2.4 million represents the Company’s best estimate of the amounts that will ultimately be collected. However, recovering these receivables will require mediation, arbitration or litigation and the ultimate amounts realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings. All future collection costs will be expensed as incurred.

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. As of March 31, 2011 and June 30, 2010, the Company recorded insurance reserves totaling $7.5 million and $8.3 million, respectively. These amounts represent our best estimate of our ultimate obligations for asserted claims, insurance premium obligations and claims incurred but not yet reported. We establish reserves for claims using a combination of actuarially determined estimates and case-by-case evaluations of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions, including the assumed losses for claims incurred but not reported, are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. If actual results of claim settlements are different than the amounts estimated, we may be exposed to gains and losses that could be significant.

Goodwill

The Company’s most recent annual goodwill impairment test, performed in the fourth quarter of fiscal 2010, indicated that the estimated fair value of the Construction Services segment exceeded its carrying value by 75% and the estimated fair value of the Repair and Maintenance Services segment exceeded its carrying value by 61%. Based on the excess of estimated fair value over carrying value and the absence of any indicators of impairment at March 31, 2011, the Company does not currently anticipate recording a goodwill impairment charge for either of its operating units.

Recently Issued Accounting Standards

There are no recently issued accounting standards that we believe will have a material effect on our financial statements.

RESULTS OF OPERATIONS

Overview

The Company has two reportable segments, Construction Services and Repair and Maintenance Services. The majority of the work for both segments is performed in the United States with 4.7% of revenues generated in Canada during the first nine months of fiscal 2011.

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

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Consolidated

Consolidated revenues were $136.3 million for the three months ended March 31, 2011, an increase of $14.3 million, or 11.7%, from consolidated revenues of $122.0 million in the same period a year earlier. The increase in consolidated revenues was a result of a $14.9 million increase in Repair and Maintenance Services revenues while Construction Services revenues decreased $0.6 million.

Consolidated gross profit increased from $13.3 million in the three months ended March 31, 2010 to $18.6 million in the three months ended March 31, 2011. The increase of $5.3 million was due to higher revenues which increased $14.3 million and higher gross margins which increased to 13.6% in the three months ended March 31, 2011 compared to 10.9% in the same period a year earlier. The increase in gross margins was primarily due to the favorable effect of improved recovery of construction overhead costs in the three months ended March 31, 2011.

Selling, general and administrative expenses for the third quarter of fiscal 2011 were $10.9 million compared to $13.2 million in the third quarter of fiscal 2010. The third quarter of fiscal 2010 selling, general and administrative expenses included non-routine charges totaling $3.5 million related to acquired claim receivables. The third quarter of fiscal 2011 selling, general and administrative expenses included higher incentive compensation costs due to improved operating results when compared to the same period a year earlier. SG&A expense as a percentage of revenue decreased to 8.0% in the three months ended March 31, 2011 compared to 10.9% in the same period a year earlier.

Net interest expense was $0.2 million in the three months ended March 31, 2011 and 2010. Net interest expense for both periods was primarily related to Unused Revolving Credit Facility fees, fees on letters of credit issued under the Credit Facility, amortization of Credit Facility deal and amendment fees partially offset by interest earned on invested cash.

Other income in the three months ended March 31, 2011 and 2010 was $0.5 million and $0.2 million, respectively, and related primarily to foreign currency transaction gains.

The effective tax rates in the three months ended March 31, 2011 and 2010 were 38.0% and 37.0%, respectively.

Construction Services

Revenues for the Construction Services segment were $75.7 million in the three months ended March 31, 2011, compared with $76.3 million in the same period a year earlier. The decrease of $0.6 million, or 0.8%, was primarily due to lower Downstream Petroleum revenues which decreased to $14.0 million in the three months ended March 31, 2011 compared to $24.3 million in the same period a year earlier and lower Electrical and Instrumentation revenues, which decreased to $14.5 million in the three months ended March 31, 2011, versus $18.3 million in the same period a year earlier. These decreases were largely offset by higher Aboveground Storage Tank and Specialty revenues, which increased to $40.1 million and $7.1 million, respectively, in the three months ended March 31, 2011 compared to $28.3 million and $5.5 million, respectively, in the same period a year earlier.

Gross profit increased to $13.2 million in the three months ended March 31, 2011 from $10.1 million in the same period a year earlier. The increase in gross profit was due to higher gross margins which increased from 13.2% in the three months ended March 31, 2010 to 17.4% in the three months ended March 31, 2011. The increase in gross margins was due to strong project execution which led to the recognition of performance bonuses.

Repair and Maintenance Services

Revenues for the Repair and Maintenance Services segment were $60.6 million in the three months ended March 31, 2011 compared to $45.7 million in the same period a year earlier. The increase was due to higher Electrical and Instrumentation revenues, which increased to $17.5 million in the three months ended March 31, 2011, compared to $5.6 million in the same period a year earlier and higher Downstream Petroleum revenues, which increased to $25.5 million in the three months ended March 31, 2011 compared to $22.1 million in the same period a year earlier. Aboveground Storage Tank revenues were $17.7 million in the three months ended March 31, 2011 compared to $18.0 million in the same period a year earlier.

Gross profit increased from $3.2 million in the three months ended March 31, 2010 to $5.4 million in the three months ended March 31, 2011 due to higher revenues, which increased $14.9 million, and higher gross margins which increased to 8.9% in the three months ended March 31, 2011 compared to 7.0% in the same period a year earlier. The gross margin increase was due to the favorable effect of improved recovery of construction overhead costs partially offset by lower direct margins.

Nine Months Ended March 31, 2011 Compared to the Nine Months Ended March 31, 2010

Consolidated

Consolidated revenues were $463.4 million in the nine months ended March 31, 2011, an increase of $53.3 million, or 13.0%, from consolidated revenues of $410.1 million in the same period a year earlier. The increase in consolidated revenues was a result of an increase of $44.2 million in Construction Services revenues and an increase of $9.1 million in Repair and Maintenance Services revenues.

Consolidated gross profit increased from $49.2 million in the nine months ended March 31, 2010 to $54.0 million in the nine months ended March 31, 2011. The increase of $4.8 million was largely due to the effect of higher revenues, partially offset by the effect of lower gross margins which decreased from 12.0% in the nine months ended March 31, 2010 to 11.7% in the nine months ended March 31, 2011. The change in gross margins was due to lower direct margins largely offset by the favorable effect of improved recovery of construction overhead costs.

Selling, general and administrative expenses for the nine months ended March 31, 2011 were $32.7 million compared to $34.7 million for the nine months ended March 31, 2010. Selling, general and administrative expenses for the nine months ended March 31, 2010 included non-routine charges totaling $4.4 million related to acquired claim receivables. Selling, general and administrative expenses in the nine months ended March 31, 2011 included non-routine charges of $0.6 million related to an internal fraud investigation previously discussed in our filings with the Securities and Exchange Commission, and higher incentive compensation costs due to improved operating results when compared to the same period a year earlier. SG&A expense as a percentage of revenue decreased to 7.0% in the nine months ended March 31, 2011 compared to 8.5% in the same period a year earlier.

Net interest expense was $0.5 million in the nine months ended March 31, 2011 and 2010. Net interest expense for both periods was primarily related to Unused Revolving Credit Facility fees, fees on letters of credit issued under the Credit Facility, amortization of Credit Facility deal and amendment fees, partially offset by interest earned on invested cash.

Other income in the nine months ended March 31, 2011 was $0.6 million and related primarily to foreign currency transaction gains partially offset by costs relating to the relocation of a regional operating facility. Other income in the nine months ended March 31, 2010 totaled $0.8 million and related primarily to foreign currency transaction gains.

The effective tax rates for the nine months ended March 31, 2011 and 2010 were 38.0% and 38.2%, respectively.

Construction Services

Revenues for the Construction Services segment were $278.8 million in the nine months ended March 31, 2011, compared with $234.6 million in the same period a year earlier. The increase of $44.2 million, or 18.8%, was primarily due to higher Aboveground Storage Tank revenues, which increased to $130.4 million in the nine months ended March 31, 2011, versus $95.7 million in the same period a year earlier and higher Electrical and Instrumentation revenues, which increased to $71.8 million in the nine months ended March 31, 2011 compared to $47.7 million in the same period a year earlier. Partially offsetting these increases were lower Downstream Petroleum and Specialty revenues which decreased to $57.6 million and $19.0 million, respectively, in the nine months ended March 31, 2011, compared to $69.3 million and $21.9 million, respectively, in the same period a year earlier.

Gross profit increased to $37.4 million in the nine months ended March 31, 2011 from $33.1 million in the same period a year earlier due to higher revenues, partially offset by lower gross margins which decreased from 14.1% in the nine months ended March 31, 2010 to 13.4% in the nine months ended March 31, 2011. The decline in gross margins was due to lower direct margins partially offset by the favorable effect of improved recovery of construction overhead costs in the nine months ended March 31, 2011.

Repair and Maintenance Services

Revenues for the Repair and Maintenance Services segment were $184.6 million in the nine months ended March 31, 2011 compared to $175.5 million in the same period a year earlier. The increase was due to higher Electrical and Instrumentation revenues, which increased to $47.6 million in the nine months ended March 31, 2011, compared to $16.4 million in the same period a year earlier partially offset by lower Downstream Petroleum revenues, which decreased to $76.3 million in the nine months ended March 31, 2011 compared to $89.3 million in the same period a year earlier, and lower Aboveground Storage Tank revenues, which decreased to $60.8 million in the nine months ended March 31, 2011 compared to $69.8 million in the same period a year earlier.

Gross profit increased from $16.1 million in the nine months ended March 31, 2010 to $16.7 million in the nine months ended March 31, 2011 primarily due to higher revenues, which increased $9.1 million, largely offset by the effect of lower gross margins which decreased to 9.0% in the nine months ended March 31, 2011 compared to 9.2% in the same period a year earlier. The gross margin decrease was due to lower direct margins largely offset by the favorable effect of improved recovery of construction overhead costs.

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

Three Months Ended March 31, 2011

The following table provides a summary of changes in our backlog for the three months ended March 31, 2011:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Backlog as of December 31, 2010	$204,468	$161,499	$365,967
New awards	78,709	75,539	154,248
Revenue recognized	(75,683)	(60,650)	(136,333)

Backlog as of March 31, 2011	$207,494	$176,388	$383,882

At March 31, 2011, the Construction Services segment had a backlog of $207.5 million, as compared to a backlog of $204.5 million as of December 31, 2010. The increase of $3.0 million is due to increases in Downstream Petroleum of $8.0 million and Specialty of $2.1 million, partially offset by decreases in Aboveground Storage Tank of $3.8 million and Electrical and Instrumentation of $3.3 million. The backlog at March 31, 2011 and December 31, 2010 for the Repair and Maintenance Services segment was $176.4 million and $161.5 million, respectively. The increase of $14.9 million is due to increases in Downstream Petroleum of $12.5 million and Electrical and Instrumentation of $6.1 million, partially offset by the decrease in Aboveground Storage Tank of $3.7 million.

Nine Months Ended March 31, 2011

The following table provides a summary of changes in our backlog for the nine months ended March 31, 2011:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Backlog as of June 30, 2010	$197,675	$155,541	$353,216
New awards	288,620	205,469	494,089
Revenue recognized	(278,801)	(184,622)	(463,423)

Backlog as of March 31, 2011	$207,494	$176,388	$383,882

At March 31, 2011 the Construction Services segment had a backlog of $207.5 million, as compared to a backlog of $197.7 million as of June 30, 2010. The increase of $9.8 million is due to an increase in Aboveground Storage Tank of $33.4 million, partially offset by decreases in Electrical and Instrumentation of $13.4 million, Downstream Petroleum of $9.9 million, and Specialty of $0.3 million. The backlog at March 31, 2011 and June 30, 2010 for the Repair and Maintenance Services segment was $176.4 million and $155.5 million, respectively. The increase of $20.9 million is due to increases in Electrical and Instrumentation of $10.7 million, Downstream Petroleum of $9.2 million, and Aboveground Storage Tank of $1.0 million.

Non-GAAP Financial Measure

EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. We present EBITDA because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Consolidated Statements of Income entitled “Net income” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

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

A reconciliation of EBITDA to net income follows:

	Three Months Ended		Nine Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
	(In thousands)
Net income	$4,923	$63	$13,299	$9,105
Interest expense	227	163	594	525
Provision for income taxes	3,018	37	8,152	5,634
Depreciation and amortization	2,727	2,914	8,250	8,880

EBITDA	$10,895	$3,177	$30,295	$24,144

FINANCIAL CONDITION AND LIQUIDITY

Overview

We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the nine months ended March 31, 2011 was cash on hand at the beginning of the year and operational cash flows. Cash on hand at March 31, 2011 totaled $63.4 million and availability under the senior revolving credit facility totaled $67.5 million resulting in total liquidity at March 31, 2011 of $130.9 million.

Factors that routinely impact our short-term liquidity and that may impact our long-term liquidity include, but are not limited to:

•	Changes in working capital

•	Contract terms that determine the timing of billings to customers and the collection of those billings

•	Some cost plus and fixed price customer contracts are billed based on attainment of milestones which may require us to incur significant expenditures prior to collections from our customers.

•	Time and material contracts are normally billed in arrears. Therefore, we are routinely required to carry these costs until they can be billed and collected.

•	Some of our large construction projects may require significant retentions or security in the form of letters of credit.

•	Capital expenditures

Other factors that may impact both short and long-term liquidity include:

•	Acquisitions of new businesses

•	Strategic investments in new operations

•	Purchases of shares under our stock buyback program

•	Contract disputes or collection issues

•	Maintaining full capacity under our senior revolving credit facility and remaining in compliance with all covenants contained in the credit agreement

In the future we may elect to raise additional capital by issuing common or preferred stock, convertible notes, term debt or increase the amount of our revolving credit facility as necessary to fund our operations or to fund the acquisition of other businesses. We will continue to evaluate our working capital requirements and other factors to maintain sufficient liquidity.

Cash Flow in the Nine Months Ended March 31, 2011

Cash Flows from Operating Activities

Cash flow from operations for the nine months ended March 31, 2011 totaled $20.1 million and was primarily due to cash generated from profitable operating results, partially offset by an increase in working capital. The cash effect of significant changes in working capital include the following:

•	Accounts payable decreased by $16.0 million. The decrease was primarily due to a large steel purchase late in the prior fiscal year related to a significant Aboveground Storage Tank project.

•

Accounts receivable increased by $4.3 million. The accounts receivable balance fluctuates from period to period based on many factors including, but not limited to, the volume of business and the rate of collections. We consider the $4.3 million increase in accounts receivable to be a normal fluctuation. In addition, we consider both the aging and the amount of the March 31, 2011 accounts receivable balance to be normal based on historical trends.

•

The net change in the combined balances of costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs and estimated earnings caused a decrease in working capital and an increase to cash of $8.3 million. This change was primarily attributable to advanced billings on Aboveground Storage Tank contracts in the Construction Services segment.

•	Other assets decreased by $3.1 million and is primarily attributable to certain insurance deposit refunds received.

•	Income taxes receivable/payable decreased by $2.6 million due to the timing of income tax payments.

•

Accrued expenses decreased by $0.2 million. The decrease was primarily the result of payments totaling $4.1 million to settle the California Pay Practice Class Action Lawsuits offset in part by higher accrued wages at March 31, 2011. The settlement and payments for the California Pay Practice Class Action Lawsuits are discussed in Note 6 of the Notes to Condensed Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows from Investing Activities

Investing activities used $7.5 million of cash in the nine months ended March 31, 2011 due to capital expenditures of $7.6 million partially offset by proceeds from asset dispositions of $0.1 million. Capital expenditures included $3.7 million for the purchase of construction equipment, $2.0 million for transportation equipment, $1.4 million for office equipment and software and $0.5 million for land and buildings.

Cash Flows from Financing Activities

Financing activities used $0.9 million of cash in the nine months ended March 31, 2011 primarily due to capital lease payments of $0.6 million, treasury stock purchases of $0.3 million and payment of $0.2 million in fees associated with the September 2010 amendment to the senior revolving credit facility, partially offset by cash received from the issuance of common stock associated with the exercise of incentive stock options and the related tax benefit.

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

The credit agreement includes a Senior Leverage Ratio covenant which provides that Consolidated Funded Indebtedness may not exceed 2.5 times Consolidated EBITDA, as defined in the credit agreement, over the previous four quarters. For the four quarters ended June 30, 2010 Consolidated EBITDA was $25.2 million and resulted in a capacity reduction to the Credit Facility of $12.0 million at June 30, 2010. For the four quarters ended March 31, 2011, Consolidated EBITDA was $31.5 million and did not cause a reduction to the available capacity under the Credit Facility at March 31, 2011. At March 31, 2011 our Consolidated Funded Indebtedness was $7.5 million and related solely to letters of credit.

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

The credit agreement includes significant financial covenants and restrictions that include the following:

•

Our Tangible Net Worth must be an amount which is no less than the sum of $110.0 million, plus the net proceeds of any issuance of equity that occurs after November 30, 2008, plus 50% of all positive quarterly net income after November 30, 2008.

•	The Senior Leverage Ratio must not exceed 2.50 to 1.00.

•	The Asset Coverage Ratio must be greater than or equal to 1.45 to 1.00.

•	The Fixed Charge Coverage Ratio must be greater than or equal to 1.25 to 1.00.

•	Share repurchases are limited to $25.0 million in any calendar year.

•

Acquisitions are permitted so long as the Company’s Senior Leverage Ratio on a pro forma basis as of the end of the fiscal quarter immediately preceding the acquisition is below 1.00 to 1.00 and availability under the Credit Facility is at or above 50% after consummation of the acquisition. If the Senior Leverage Ratio on a pro forma basis as of the end of the fiscal quarter immediately preceding the acquisition is over 1.00 to 1.00 but below 1.75 to 1.00, acquisitions will be limited to $25.0 million in a twelve month period, provided there is at least $25.0 million of availability under the Credit Facility after the consummation of the acquisition.

•

Other customary affirmative and negative covenants place certain restrictions on the Company, including limits on new debt, operating and capital lease obligations, asset sales and certain distributions, including dividends.

The Company is in compliance with all affirmative, negative, and financial covenants under the credit agreement and is at the lowest margin tier for the LIBOR and Alternate Base Rate loans and the lowest tier for the Unused Revolving Credit Facility Fee.

Dividend Policy

The Company has never paid cash dividends on its common stock, and the terms of our credit agreement limit the amount of cash dividends that can be paid. We currently intend to retain earnings to finance the growth of our business. Any future dividend payments will depend on our financial condition, capital requirements and earnings as well as other factors the Board of Directors may deem relevant.

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

In addition to any stock buyback program that may be in effect, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix Service withheld 28,049 shares in the nine months ended March 31, 2011 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares.

The Company has 1,450,800 treasury shares as of March 31, 2011 and intends to utilize these treasury shares in connection with equity awards under the Company’s stock incentive plans and for share issuances under a recently adopted employee stock purchase plan.

Outlook

The Company continues to experience generally improving market conditions and strong bid volume in both the Construction Services and Repair and Maintenance Services segments. Our outlook remains positive and we continue to see attractive project opportunities across our core markets.

The aboveground storage tank (“AST”) business continues to gain momentum with a number of projects planned in Cushing, Oklahoma and other terminal facilities in North America. The development of the Canadian oil sands and related pipelines to transport crude oil to the Gulf Coast continues to be a key driver for the AST market. Recent research reports have highlighted the excess crude inflow capacity into Cushing compared to the smaller outflow capacity to the Gulf Coast as a key driver for additional storage capacity over the next several quarters. This, combined with improving economics for terminal operators, is expected to support additional investments in storage assets. The AST repair and maintenance business has improved somewhat in recent months and we continue to pursue opportunities in the U.S. and Canada. The level of competition in the repair and maintenance market remains high, which is keeping margins below historical levels.

The electrical and instrumentation business continues to be a significant part of our growth strategy. We are targeting opportunities in the power delivery, power generation, downstream petroleum and renewable energy markets, which we believe will allow us to expand our market share in the Northeast corridor, Mid-Atlantic States and in other growth areas throughout North America. We have added equipment, tools and personnel to position the Company to capture a significant amount of work required to construct and upgrade power systems. We are also expanding beyond our traditional substation business to include transmission and distribution construction and maintenance as we see a growing market for capital expansion and maintenance to the high voltage infrastructure required by many of our utility customers.

The calendar year 2011 outlook for the downstream petroleum market is positive based on refinery utilization rates and improving crack spreads. This trend also bodes well for improved construction activity in this market segment. Turnaround activity in the third fiscal quarter was higher compared to the prior year and we expect turnaround activity in the fourth fiscal quarter to be strong as well. However, the timing of future awards continues to be uncertain. In addition, it will be difficult to achieve attractive margins given the high level of competition in the downstream petroleum market.

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

Other than noted below, there have been no material changes in market risk faced by us from those reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the Securities and Exchange Commission. For more information on market risk, see Part II, Item 7A in our fiscal 2010 Annual Report on Form 10-K.

Japan is a major producer of steel, and the earthquake and resulting tsunami that occurred in Japan on March 11, 2011 has caused or may cause Japanese companies to curtail some of their steel exports due to reduced manufacturing capacity, increased Japanese demand, or other factors. We purchase our steel from domestic sources, and the events in Japan have not had a material short-term effect on our steel supply. However, supply disruptions originating in Japan could affect domestic supply or steel prices in the United States. We continue to believe that our contracting strategy of passing the risk of steel price increases and availability on to our customers mitigates our risk related to these events. However, we cannot predict and will continue to assess what affect, if any, a long-term reduction in Japanese imports may have on the United States steel market in terms of both pricing and availability of our steel supplies.

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

The disclosure controls and procedures are designed to provide reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, including the Chairman of the Board of Directors and the Chief Financial Officer, do not expect that the disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all errors or fraud. The design of our internal control system takes into account the fact that there are resource constraints and the benefits of controls must be weighed against the costs. Additionally, controls can be circumvented by the acts of key individuals through collusion or management override.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board of Directors and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on the foregoing, our Chairman of the Board of Directors and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2011.

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended March 31, 2011.

While we believe our control environment is effective, as a result of the fraud that allegedly occurred and has been discussed in our previous filings with the Securities and Exchange Commission, the Company is in the process of enhancing certain internal control processes and procedures in order to improve the existing internal controls.

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

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by the Company of its common stock during the third quarter of fiscal year 2011.

	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2011
Share Repurchase Program (A)	—		—	—	3,000,000
Employee Transactions (B)	334		$11.79	—
February 1 to February 28, 2011
Share Repurchase Program (A)	—		—	—	3,000,000
Employee Transactions (B)		$		—
March 1 to March 31, 2011
Share Repurchase Program (A)	—		—	—	3,000,000
Employee Transactions (B)	—		$—	—

(A)	On February 4, 2009 our Board of Directors authorized a stock buyback program that allows the Company to purchase up to 3,000,000 shares of common stock provided that such purchases do not exceed $25.0 million in any calendar year commencing in calendar year 2009 and continuing through calendar year 2012.
(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

Dividend Policy

The Company has never paid cash dividends on its common stock, and the terms of our credit agreement limit the amount of cash dividends that can be paid. We currently intend to retain earnings to finance the growth of our business. Any payment of cash dividends in the future will depend upon our financial condition, capital requirements and earnings as well as other factors the Board of Directors may deem relevant.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits:

Exhibit 10:	Fourth Amendment to Second Amended and Restated Credit Agreement.

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date: May 3, 2011	By:	/s/ KEVIN S. CAVANAH
Kevin S. Cavanah, Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer

EXHIBIT INDEX

Exhibit 10:	Fourth Amendment to Second Amended and Restated Credit Agreement.

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.