Form 10-K
period 2011-06-30
MATRIX SERVICE CO
filed 2011-09-08
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2011

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

Large accelerated filer  ☐            Accelerated filer  ☑            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $319 million.

The number of shares of the registrant’s common stock outstanding as of September 6, 2011 was 26,502,042 shares.

Documents Incorporated by Reference

Certain sections of the registrant’s definitive proxy statement relating to the registrant’s 2011 annual meeting of stockholders, which definitive proxy statement will be filed within 120 days of the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

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

These statements are based on certain assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in Item 1A of this Annual Report and listed from time to time in our filings with the Securities and Exchange Commission;

•	the inherently uncertain outcome of current and future litigation;

•	the adequacy of our reserves for contingencies;

•	economic, market or business conditions in general and in the oil, gas and power industries in particular;

•	changes in laws or regulations; and

•	other factors, many of which are beyond our control.

Consequently, all of the forward-looking statements made in this Annual Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences or effects on our business operations. We assume no obligation to update publicly, except as required by law, any such forward-looking statements, whether as a result of new information, future events or otherwise.

BACKGROUND

The Company began operations in 1984 as an Oklahoma corporation. Matrix Service Company was incorporated in the State of Delaware in 1989. We provide construction and repair and maintenance services primarily to the energy and energy related industries. As a full service industrial contractor, we strive to provide our clients a high degree of safety, quality and service utilizing our qualified professionals, technical expertise, skilled craftsmen, and project management expertise. To serve clients efficiently and effectively, Matrix Service maintains regional offices throughout the United States and Canada. We operate through separate union and merit subsidiaries, which allows us to serve customers on both a union and a merit basis.

We are licensed to operate in all 50 states and in four Canadian provinces. Our headquarters are in Tulsa, Oklahoma, and we have regional operating facilities in California, Illinois, Michigan, Missouri, Oklahoma, Pennsylvania, New Jersey, Texas and Washington in the United States and in Ontario, Alberta, and New Brunswick in Canada. Our principal executive offices are located at 5100 E. Skelly Drive, Suite 700, Tulsa, Oklahoma 74135. Our telephone number is (918) 838-8822. Unless the context otherwise requires, all references herein to “Matrix Service”, “Matrix Service Company”, the “Company” or to “we”, “our”, and “us” are to Matrix Service Company and its subsidiaries.

On July 30, 2009, the Company’s Board of Directors approved a change in the Company’s fiscal year end from May 31 to June 30, beginning July 1, 2009. As a result of the change, the Company had a transition period for the one month ended June 30, 2009 (“June Transition Period”). The Company’s financial information, including its business segment and geographical information for the 12 months ended June 30, 2011 (“fiscal 2011”), June 30, 2010 (“fiscal 2010”), May 31, 2009 (“fiscal 2009”) and for the June Transition Period is included in the financial statements and the notes thereto in “Financial Statements and Supplementary Data” in Part II, Item 8.

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

OPERATING SEGMENTS

We have two reportable segments, the Construction Services segment and the Repair and Maintenance Services segment. See Note 14—Segment Information, in the Notes to Consolidated Financial Statements for segment, geographic and market information. We also offer services to our customers where our two business segments work together to provide a combination of services. Customers utilize our services to construct or expand operating facilities, improve operating efficiencies, maintain existing facilities and to comply with environmental and safety regulations. Our projects range in duration from a few days to multiple years, which can be performed as one-time contracts or as part of a long-term agreement. These services are provided for both union and merit shop operations.

Construction Services

Our Construction Services segment provides turnkey and specialty construction to a wide range of industrial and energy sector clients. Our scope of services includes engineering, civil/structural, mechanical, piping, electrical, instrumentation, millwrighting, and fabrication. These services are provided for projects of varying complexities, schedule durations, and budgets. Our project experience includes retrofits, modifications and expansions to existing facilities as well as construction of new facilities.

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

Aboveground Storage Tanks

One of the cornerstones of our business has been, and continues to be, aboveground storage tanks (“AST”). We are one of the leading AST constructors in North America. We offer complete engineering, procurement, and construction (“EPC”) services as well as fabrication services for the bulk storage, refining, petrochemical, pipeline and power industries. Our expertise includes cone roof tanks, dome roof tanks, open top floating roof tanks, geodesic domes, and specialty tanks. Our personnel are well versed in American Petroleum Institute (“API”) standards and American Society of Mechanical Engineers (“ASME”) code work in both atmospheric and pressure storage vessels.

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

Our tank repair and maintenance services are a key component of our core AST business. AST repair and maintenance services include replacements/repairs of tank bottoms, shells, nozzles, roof structures, steel floating roofs, seals and manways for tanks of all sizes. We provide tank cleaning, foundation repair/replacement and complete tank relocation utilizing air lifting technology.

Downstream Petroleum

Our experience in the downstream petroleum market includes refineries, pipelines, petrochemical plants and gas facilities. This includes turnkey construction work for new or existing facilities, renovations, upgrades and expansion projects.

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

Electrical and Instrumentation

Our product offerings include electrical construction and installation of instrumentation and control systems. Our experience spans a wide range of industries including power generation and transmission, refining, petrochemical and heavy industrial. In addition to ground-up construction, our management and technical teams perform expansion projects, critical path turnarounds, emergency response and staff augmentation services. As part of our electrical capabilities, we have the experience and expertise to install complex instrumentation and control systems. This service includes instrument calibration, loop checks, commissioning, and start-up.

Electrical and instrumentation repair and maintenance services include routine and preventive maintenance, emergency response, and outage support for various industries including power, petroleum and petrochemical.

A recent acquisition significantly enhanced our electrical and instrumentation capabilities. This acquisition has enabled us to focus on supporting the expansion and modernization of transmission systems in the Mid-Atlantic and Southern New England, while allowing us to expand in our core markets of power generation and transmission, refinery, alternative energy, and industrial infrastructure.

Specialty

Liquefied Natural Gas/Industrial Gas/Liquefied Petroleum Gas

Matrix Service engineers, fabricates and constructs cryogenic liquefied gas storage tanks for the storage of ammonia, butane, carbon dioxide, ethane, methane, argon, nitrogen, oxygen, propane and other products. We recently enhanced and expanded our capabilities though the acquisition of assets, technology and resources used for the design and construction of cryogenic storage tanks, including liquefied natural gas (“LNG”) tanks, liquid nitrogen/liquid oxygen (“LIN/LOX”) tanks and liquid petroleum (“LPG”) tanks. These tanks are utilized by our customers in the chemical, petrochemical and gas industries.

Specialty Tanks and Vessels

Our specialty tank and vessel expertise includes spheres, aerobic/anaerobic digesters, clarifiers, egg shaped digesters, petroleum scrubbers/absorbers, flare tips, thermal vacuum chambers and other pressure vessels. These tanks and vessels are used throughout the petroleum, chemical, power, aerospace and waste water industries.

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

Fabrication

We provide large scale fabrication services to our operating units and customers throughout the United States and Canada. These facilities are staffed with qualified personnel and utilize sophisticated tooling and equipment. Our fabrication facilities specialize in steel plate, structural steel and vessel fabrication utilizing carbon steels, stainless steels and specialty alloy metals. Our largest fabrication facility is centrally located in the United States. This 227,900 sq. ft. facility in Oklahoma is located at the Port of Catoosa, a large inland United States port with barge, rail and truck access. The facility has the capacity to fabricate new tanks, new tank components and all maintenance, retrofit and repair parts, including fixed roofs, floating roofs, seal assemblies, shell plate and tank appurtenances. This facility is qualified to fabricate equipment in adherence to ASME codes and regulations including pressure vessels, stacks/stackliners, scrubbers, ducting, flare stacks and igniter tips.

Matrix Service was recently issued the ASME N and NR Stamp certifications (“Certifications”). The Certifications allow us to design, fabricate, construct and repair certain nuclear quality components and structures. These achievements exemplify our ongoing commitment to expanding our capabilities and to providing the U.S. power industry with another domestic source of certain nuclear plant components, construction and repair.

Material Handling

The acquisition of EDC, Inc. in May 2011 allows the Company to design and construct bulk material handling solutions for our customers. Specific product offerings include turnkey material handling systems in ship loading and unloading, overland conveyors, stacking, reclaiming and blending systems, aggregate plants and bulk handling for environmental processing.

OTHER BUSINESS MATTERS

Customers and Marketing

Matrix Service derives a significant portion of its revenues from performing services for major integrated oil companies, independent petroleum refiners, and pipeline, terminal and oil and gas marketing companies. In fiscal 2011, these customer types accounted for 72% of consolidated revenues. The loss of significant work from any of these classes of customers or an overall decline in the petroleum industry could have a material adverse effect on the Company. Matrix Service also performs services for power companies, engineering firms, general contractors, and petrochemical and industrial gas companies. The Company provided services to approximately 414 customers in fiscal 2011.

In fiscal 2011, three customers accounted for 14%, 11% and 10% of our Construction Services revenue, respectively. Two other customers accounted for 22% and 11% of our Repair and Maintenance Services revenue, respectively. No customers accounted for more than 10% of consolidated revenue in fiscal 2011.

Matrix Service markets its services and products primarily through its marketing and business development personnel, senior professional staff and its operating management. The business development personnel concentrate on developing new customers and assisting management with existing customers. We competitively bid most of our projects. However, we have a number of preferred provider relationships with customers who award us work through long-term agreements. Our projects have durations of a few days to multiple years.

Segment Financial Information

Financial information for our operating segments is provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 14—Segment Information of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Competition

Matrix Service competes with local, regional, national and international contractors in both the Construction Services and Repair and Maintenance Services segments. Competitors generally vary with the markets we serve with few competitors competing in all of the markets we serve or for all of the services we provide. Contracts are generally awarded based on price, reputation for quality, customer satisfaction, safety record and programs, and schedule. We believe that our turnkey capabilities, expertise, experience and reputation for providing safe, timely, and quality services allow us to compete effectively in the markets that we serve.

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

The following table provides a summary of changes in our backlog for fiscal 2011:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Backlog as of June 30, 2010	$197,675	$155,541	$353,216
New awards	392,556	286,398	678,954
Revenue recognized	(364,498)	(262,554)	(627,052)

Backlog as of June 30, 2011	$225,733	$179,385	$405,118

At June 30, 2011, the Construction Services segment had a backlog of $225.7 million as compared to a backlog of $197.7 million at June 30, 2010. The 14.2% increase of $28.0 million is due to increases in Aboveground Storage Tank of $25.2 million and Downstream Petroleum of $12.5 million, partially offset by decreases in Specialty of $5.6 million and Electrical and Instrumentation of $4.1 million. The backlog at June 30, 2011 and June 30, 2010 for the Repair and Maintenance Services segment was $179.4 million and $155.5 million, respectively. The 15.3% increase of $23.9 million is due to increases in Electrical and Instrumentation of $10.0 million, Downstream Petroleum of $9.0 million and Aboveground Storage Tank of $4.9 million.

Seasonality

Planned maintenance projects at customer facilities are typically scheduled in the spring and the fall when the demand for energy is lower. As a result, quarterly operating results in the Repair and Maintenance Services segment can fluctuate materially. The Construction Services segment typically has a lower level of operating activity during the winter months and early in the calendar year because many of our customers’ capital budgets have been spent and new capital budgets have not been finalized. Our business can also be affected by seasonal weather conditions including hurricanes, snowstorms, abnormally low or high temperatures or other inclement weather, which can result in reduced activities.

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

Matrix Service maintains a performance and payment bonding line sufficient to support the business and a credit facility that is adequate to provide any required letters of credit. The Company generally requires its subcontractors to indemnify the Company and the Company’s customer and name the Company as an additional insured for activities arising out of the subcontractors’ work. We also require certain subcontractors to provide additional insurance policies, including surety bonds in favor of the Company, to secure the subcontractors’ work or as required by contract. There can be no assurance that our insurance and the additional insurance coverage provided by our subcontractors will fully protect us against a valid claim or loss under the contracts with our customers.

Employees

As of June 30, 2011, we had 2,623 employees of which 452 were employed in non-field positions and 2,171 were employed in field or shop positions. The number of employees varies significantly throughout the year because of the number, type and size of projects we have in progress at any particular time.

We maintain separate merit and union operations. In our union business, we operate under collective bargaining agreements with various unions representing different groups of our employees. Union agreements provide union employees with benefits including health and welfare, pension, training programs and compensation plans. We have not experienced any significant strikes or work stoppages in recent years. We maintain health and welfare, retirement and training programs for our merit craft employees and administrative personnel.

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

In fiscal 2009, the Company acquired a perpetual license to use various patents and technologies related to LNG storage tanks, LIN/LOX storage tanks, LPG storage tanks and thermal vacuum chambers. We believe that the ability to use these patents and technology enables us to expand our presence in the markets for these products and minimizes the development costs typically associated with organic growth.

While we believe that continued product development and the protection of our patents are important to our business, we do not believe that these patents or purchased technology are essential to our success.

Regulation

Health and Safety Regulations

Our operations are subject to the requirements of the United States Occupational Safety and Health Act (“OSHA”), comparable state laws and the Canadian Workers’ Compensation Board and its Workplace Health, Safety and Compensation Commission. Regulations promulgated by these agencies require employers and independent contractors to implement work practices, medical surveillance systems and personnel protection programs to protect employees from workplace hazards and exposure to hazardous chemicals and materials. In recognition of the potential for accidents within various scopes of work, these agencies have enacted strict and comprehensive safety regulations. The Company has established comprehensive programs for complying with health and safety regulations to protect the safety of its workers, subcontractors and customers. While the Company believes that it operates safely and prudently, there can be no assurance that accidents will not occur or that the Company will not incur substantial liability in connection with the operation of its business.

Environmental

The Company’s operations are subject to extensive and changing environmental laws and regulations. These laws and regulations relate primarily to air and water pollutants and the management and disposal of hazardous materials. The Company is exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or hazardous materials.

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

Risk Factors Related to Our Business

Unsatisfactory safety performance may subject us to penalties, can affect customer relationships, result in higher operating costs, negatively impact employee morale and result in higher employee turnover.

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

Although we have taken what we believe are appropriate precautions to adequately train and equip our employees, we have experienced serious accidents, including fatalities, in the past and may experience additional accidents in the future. Serious accidents may subject us to penalties, civil litigation or criminal prosecution. Claims for damages to persons, including claims for bodily injury or loss of life, could result in costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows.

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

Our Construction Services segment’s revenue and cash flow are dependent upon engineering and construction projects. The availability of these projects is dependent upon the economic condition in the oil, gas, and power industries, specifically, the level of capital expenditures on energy infrastructure. A prolonged period of sluggish economic conditions in North America has had and may continue to have an adverse impact on the level of capital expenditures of our customers and/or their ability to finance these expenditures. Our failure to obtain projects, the delay of project awards, the cancellation of projects or delays in the completion of contracts are factors that may result in under-utilization of our resources, which would adversely impact our revenue, operating results and cash flow. There are numerous factors beyond our control that influence the level of capital expenditures of oil, gas and power companies, including:

•	current or projected commodity prices, including oil, gas and power prices;

•	refining margins;

•	the demand for oil, gas and electricity;

•	the ability of oil, gas and power companies to generate, access and deploy capital;

•	exploration, production and transportation costs;

•	tax incentives, including those for alternative energy projects;

•	regulatory restraints on the rates that power companies may charge their customers; and

•	local, national and international political and economic conditions.

Our Repair and Maintenance Services segment’s revenue and cash flow are dependent upon maintenance plans by the oil, gas and power industries. The economic slowdown in North America continues to have an adverse impact on the level and timing of maintenance expenditures of oil, gas and power companies. Our failure to obtain projects, the delay in project awards, the cancellation of projects or project commencement delays are factors that result in under-utilization of our resources, which would adversely impact revenue, operating results and cash flow.

Our results of operations depend upon the award of new contracts and the timing of those awards.

Our revenues are derived primarily from contracts awarded on a project-by-project basis. Generally, it is difficult to predict whether and when we will be awarded a new contract due to lengthy and complex bidding and selection processes, changes in existing or forecasted market conditions, access to financing, governmental regulations, permitting and environmental matters. Because our revenues are derived from contract awards, our results of operations and cash flows can fluctuate materially from period to period.

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

We face competition in all areas of our business from regional, national and international competitors. Our competitors range from small family owned businesses to well-established, well-financed entities, both privately and publicly held, including many major equipment manufacturers, large engineering and construction companies and specialty contractors. We compete primarily on the basis of price, customer satisfaction, safety performance and programs, quality of our products and services, and schedule. As a result of the continuing effects of the economic slowdown on capital and maintenance spending, we may continue to experience pressure on our operating margins.

Our backlog is subject to unexpected fluctuations, adjustments and cancellations and does not include the full value of our long-term maintenance contracts, and therefore, may not be a reliable indicator of our future earnings.

Backlog may not be a reliable indicator of our future performance. We cannot guarantee that the revenue projected in our backlog will be realized or profitable. Projects may remain in our backlog for an extended period of time. In addition, project cancellations or scope adjustments may occur from time to time with respect to contracts reflected in our backlog that could reduce the dollar amount of our backlog and the revenue and profits that we actually earn. Many of our contracts have termination rights, therefore, project adjustments may occur from time to time to contracts in our backlog.

The loss of one or more of our significant customers could adversely affect us.

One or more customers have in the past and may in the future contribute a material portion of our revenues in any one year. Because these significant customers generally contract with us for specific projects or for specific periods of time, we may lose these customers from year to year as the projects or maintenance contracts are completed. The loss of business from any one of these customers could have a material adverse effect on our business or results of operations.

The terms of our contracts could expose us to unforeseen costs and costs not within our control, which may not be recoverable and could adversely affect our results of operations and financial condition.

A significant amount of our work is performed under fixed price contracts. Under fixed-price contracts, we agree to perform the contract for a fixed-price and, as a result, can improve our expected profit by superior execution, productivity, workplace safety and other factors resulting in cost savings. However, we could incur cost overruns above the approved contract price, which may not be recoverable. Under certain incentive fixed-price contracts, we may agree to share with a customer a portion of any savings we are able to generate while the customer agrees to bear a portion of any increased costs we may incur up to a negotiated ceiling. To the extent costs exceed the negotiated ceiling price, we may be required to absorb some or all of the cost overruns.

Fixed-price contract prices are established based largely upon estimates and assumptions relating to project scope and specifications, personnel and productivity, material needs, and site conditions. These estimates and assumptions may prove inaccurate or conditions may change due to factors out of our control, resulting in cost overruns, which we may be required to absorb and which could have a material adverse effect on our business, financial condition and results of operations. In addition, our profits from these contracts could decrease or we could experience losses if we incur difficulties in performing the contracts or are unable to secure fixed-pricing commitments from our manufacturers, suppliers and subcontractors at the time we enter into fixed-price contracts with our customers.

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

Our profitability could be negatively impacted if we are not able to maintain appropriate utilization of our workforce.

The extent to which we utilize our workforce affects our profitability. If we under utilize our workforce, our project gross margins and overall profitability suffer in the short-term. If we over utilize our workforce, we may negatively impact safety, employee satisfaction and project execution, which could result in a decline of future project awards. The utilization of our workforce is impacted by numerous factors including:

•	our estimate of the headcount requirements for various operating units based upon our forecast of the demand for our products and services;

•	our ability to maintain our talent base and manage attrition;

•	our ability to schedule our portfolio of projects to efficiently utilize our employees and minimize downtime between project assignments; and

•	our need to invest time and resources into functions such as training, business development, employee recruiting, and sales that are not chargeable to customer projects.

Our use of percentage-of-completion accounting for fixed-price contracts and our reporting of profits for cost-plus contracts prior to contract completion could result in a reduction or elimination of previously reported profits.

Our revenues are recognized using the percentage-of-completion method of accounting. Under percentage-of-completion accounting, contract revenues and earnings are recognized ratably over the contract term based on the proportion of actual costs incurred to total estimated contract costs. In addition, some contracts contain penalty provisions for failure to achieve certain milestones, schedules or performance standards. We review our estimates of contract revenues, costs and profitability on a monthly basis. As a result, we may adjust our estimates on one or more occasions as a result of changes in cost estimates, change orders to the original contract, or claims against the customer for increased costs incurred by us due to customer-induced delays and other factors.

If estimates of costs to complete fixed price contracts indicate a loss, a provision is made through a contract write-down for the total loss anticipated in the period the loss is determined. Contract profit estimates are also adjusted, on a percentage of completion basis, in the fiscal period in which it is determined that an adjustment is required. No restatements are made to prior periods. Further, a number of our contracts contain various cost and performance incentives and penalties that impact the earnings we realize from our contracts, and adjustments related to these incentives and penalties are recorded on a percentage of completion basis in the period when estimable and probable.

As a result of the requirements of the percentage-of-completion method of accounting, the possibility exists that we could have estimated and reported a profit on a contract over several prior periods and later determine that all or a portion of such previously estimated and reported profits were overstated. If this occurs, the full aggregate amount of the overstatement will be reported for the period in which such determination is made.

We are exposed to credit risk from customers. If we experience delays and/or defaults in customer payments, we could suffer liquidity problems or we could be unable to recover amounts owed to us.

Under the terms of our contracts, at times we commit resources to customer projects prior to receiving payments from customers in amounts sufficient to cover expenditures on these projects as they are incurred. Delays in customer payments require an investment in working capital. If customers default in making payments on projects, it could have an adverse effect on our financial position, results of operations and cash flows.

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

Our ability to attract and retain qualified engineers, project managers, skilled craftsmen and other experienced professionals in accordance with our needs is an important factor in our ability to maintain profitability and grow our business. The market for these professionals is competitive, particularly during periods of economic growth when the supply is limited. We cannot provide any assurance that we will be successful in our efforts to retain or attract qualified personnel when needed. Therefore, when we anticipate or experience growing demand for our services, we may incur additional cost to maintain a professional staff in excess of our current contract needs in an effort to have sufficient qualified personnel available to address this anticipated demand. If we do incur additional compensation and benefit costs, our customer contracts may not allow us to pass through these costs.

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

Our project managers are involved in most aspects of contracting and contract execution including:

•	supervising the bidding process, including providing estimates of significant cost components, such as material and equipment needs, and the size, productivity and composition of the workforce;

•	negotiating contracts;

•	supervising project performance, including performance by our employees, subcontractors and other third-party suppliers and vendors;

•	estimating costs for completion of contracts that is used to estimate amounts that can be reported as revenues and earnings on the contract under the percentage-of-completion method of accounting;

•	negotiating requests for change orders and the final terms of approved change orders; and

•

determining and documenting claims by us for increased costs incurred due to the failure of customers, subcontractors and other third-party suppliers of equipment and materials to perform on a timely basis and in accordance with contract terms.

Work stoppages and other labor problems could adversely affect us.

Some of our employees are represented by labor unions. The Company has in excess of 50 collective bargaining agreements with various labor unions. The most significant agreements include the following:

Trade	Local #	Location	Expires
Boilermaker	28	Bayonne, N.J.	12/31/2011
Boilermaker	13	Philadelphia, PA.	9/29/2012
Electrician	351	Winslow, N.J.	10/04/2011
National Travel Lodge	All	National	10/31/2013
Electrician	102	Parsippany, N.J.	6/02/2014
Electrician	164	Paramus, N.J.	5/31/2012

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

We contribute to multi-employer plans that could result in liabilities to us if those plans are terminated or if we withdraw from those plans.

We contribute to several multi-employer pension plans for employees covered by collective bargaining agreements. These plans are not administered by us and contributions are determined in accordance with provisions of negotiated labor contracts. The Employee Retirement Income Security Act of 1974, as amended by the Multi-employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. We do not routinely review information on the net assets and actuarial present value of the multi-employer pension plans’ unfunded vested benefits allocable to us, if any, and we are not presently aware of the amounts, if any, for which we may be contingently liable if we were to withdraw from any of these plans. In addition, if the funding of any of these multi-employer plans becomes in “critical status” under the Pension Protection Act of 2006, we could be required to make significant additional contributions to those plans.

Future events, including those associated with our growth strategy, could negatively affect our liquidity position.

We can provide no assurance that we will have sufficient cash from operations or the credit capacity to meet all of our future cash needs should we encounter significant working capital requirements or incur significant acquisition costs. Insufficient cash from operations, significant working capital requirements, and contract disputes have in the past, and could in the future, reduce availability under our credit facility.

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

We may lack sufficient management, financial and other resources to successfully integrate future acquisitions. Any future acquisitions may result in significant transaction expenses, unexpected liabilities and risks associated with entering new markets in addition to the integration and consolidation risks.

If we make any future acquisitions, we likely will have exposure to third parties for liabilities of the acquired business or assets that may or may not be adequately covered by insurance or by indemnification, if any, from the former owners of the acquired business or assets. Any of these unexpected liabilities could have a material adverse effect on our business.

We are involved, and are likely to continue to be involved in legal proceedings, which will increase our costs and, if adversely determined, could have a material effect on our financial condition and results of operations.

We are currently a defendant in legal proceedings arising from the operation of our business and it is reasonable to expect that we would be named in future actions. Many of the actions against us arise out of the normal course of performing services on project sites, and include claims for workers’ compensation, personal injury and property damage. From time to time, we are also named as a defendant for actions involving the violation of federal and state labor laws related to employment practices and wages and benefits and in contract disputes with customers. We also are, and are likely to continue to be, a plaintiff in legal proceedings against customers seeking to recover payment of contractual amounts due to us as well as claims for increased costs incurred by us resulting from, among other things, services performed by us at the request of a customer that are in excess of original project scope that are later disputed by the customer and customer-caused delays in our contract performance.

We maintain insurance against operating hazards in amounts that we believe are customary in our industry. However, our insurance has deductibles and coverage exclusions so we cannot provide assurance that we are adequately insured against all types of risks that are associated with the conduct of our business. A successful claim brought against us in excess of, or outside of, our insurance coverage could have a material adverse effect on our financial condition and results of operations.

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

We perform construction and maintenance services at large industrial facilities where accidents or system failures can be disastrous and costly. Any catastrophic occurrence in excess of our insurance limits at locations engineered or constructed by us or where our products are installed or services performed could result in significant professional liability, product liability, warranty and other claims against us by our customers, including claims for cost overruns and the failure of the project to meet contractually specified milestones or performance standards. Further, the rendering of our services on these projects could expose us to risks and claims by third parties and governmental agencies for personal injuries, property damage and environmental matters, among others. Any claim, regardless of its merit or eventual outcome, could result in substantial costs, divert management’s attention and create negative publicity, particularly for claims relating to environmental matters where the amount of the claim could be extremely large. We may not be able to or may choose not to obtain or maintain insurance coverage for the types of claims described above. If we are unable to obtain insurance at an acceptable cost or otherwise protect against the claims described above, we will be exposed to significant liabilities, which may materially and adversely affect our financial condition and results of operations.

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

Our business may be affected by difficult work sites and environments, which may adversely affect our overall business.

We perform our work under a variety of conditions, including, but not limited to, difficult terrain, difficult site conditions and busy urban centers where delivery of materials and availability of labor may be impacted. Performing work under these conditions can slow our progress, potentially causing us to incur contractual liability to our customers. These difficult conditions may also cause us to incur additional, unanticipated costs that we might not be able to pass on to our customers.

We are susceptible to adverse weather conditions, which may harm our business and financial results.

Our business may be adversely affected by severe weather in areas where we have significant operations. Repercussions of severe weather conditions may include:

•	curtailment of services;

•	suspension of operations;

•	inability to meet performance schedules in accordance with contracts;

•	weather related damage to our facilities;

•	disruption of information systems;

•	inability to receive machinery, equipment and materials at jobsites; and

•	loss of productivity.

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

We are subject to numerous other laws and regulations including those related to the business registrations and licenses, environment, workplace, employment, health and safety. These laws and regulations are complex, change frequently and could become more stringent in the future. It is impossible to predict the effect on us of any future changes to these laws and regulations. We can provide no absolute assurance that our operations will continue to comply with future laws and regulations or that the costs to comply with these laws and regulations and/or a failure to comply with these laws will not significantly adversely affect our business, financial condition and results of operations.

Earnings for future periods may be affected by impairment charges.

Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. We perform annual goodwill and intangible asset impairment reviews in the fourth quarter of every fiscal year. In addition, we perform an impairment review whenever events or changes in circumstances indicate the carrying value of goodwill or an intangible or fixed asset may not be recoverable. At some future date, we may determine that significant impairment has occurred, which could require us to write off an additional portion of our assets and could adversely affect our financial condition or results of operations.

Earnings for future periods may be negatively impacted by foreign currency exchange rates.

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

International operations are subject to a number of risks that could negatively affect future operating results or subject us to criminal and civil enforcement actions.

We are seeking to expand our business to the Caribbean and certain Latin American countries. International business is subject to a variety of risks, including:

•	lack of developed legal systems to enforce contractual rights;

•	greater risk of uncontrollable accounts and longer collection cycles;

•	foreign currency exchange volatility;

•	uncertain and changing tax rules, regulations and rates;

•	logistical and communication challenges;

•	potentially adverse changes in laws and regulatory practices;

•	general economic, political and financial conditions in foreign markets; and

•	exposure to civil or criminal liability under the Foreign Corrupt Practices Act, trade and export control regulations as well as other international regulations.

International risks and violations of international regulations may negatively affect future operating results or subject us to criminal or civil enforcement actions. Although we have policies and procedures to monitor legal and regulatory compliance, our employees, subcontractors and agents could take actions that violate these requirements. As a result, our international risk exposure may be more or less than the percentage of revenues attributed to our international operations.

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

Risk Factors Related to Our Common Stock

Our common stock, which is listed on the NASDAQ Global Select Market, has from time-to-time experienced significant price and volume fluctuations. These fluctuations are likely to continue in the future, and our stockholders may not be able to resell their shares of common stock at or above the purchase price paid.

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

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The principal properties of Matrix Service at June 30, 2011 were as follows:

Location	Description of Facility	Segment	Interest
Tulsa, Oklahoma	Corporate headquarters	Corporate	Leased
Alton, Illinois	Regional office and warehouse	Repair & Maintenance	Leased
Bellingham, Washington	Regional office and warehouse	Construction and Repair & Maintenance	Owned
Catoosa, Oklahoma	Fabrication facility, regional office and warehouse	Construction and Repair & Maintenance	Owned (1)
Cranbury, New Jersey	Sales office	Construction and Repair & Maintenance	Leased
Deer Park, Texas	Recruiting center	Construction and Repair & Maintenance	Leased
Eddystone, Pennsylvania	Regional office	Construction and Repair & Maintenance	Leased
Eddystone, Pennsylvania	Fabrication facility and warehouse	Construction and Repair & Maintenance	Leased
Houston, Texas	Regional office and warehouse	Construction and Repair & Maintenance	Owned
Houston, Texas	Regional office	Construction and Repair & Maintenance	Leased
Orange, California	Fabrication facility, regional office and warehouse	Construction and Repair & Maintenance	Owned
Kansas City, Missouri	Regional office and warehouse	Repair & Maintenance	Leased
Mahwah, New Jersey	Regional office	Construction	Leased
Newark, Delaware	Warehouse	Construction and Repair & Maintenance	Leased
Norwich, Connecticut	Sales office	Construction and Repair & Maintenance	Leased
Rahway, New Jersey	Regional office and warehouse	Construction and Repair & Maintenance	Leased
Sewickley, Pennsylvania	Regional office	Construction and Repair & Maintenance	Leased
Suisun City, California	Regional office and warehouse	Repair & Maintenance	Leased
Temperance, Michigan	Regional office and warehouse	Construction and Repair & Maintenance	Owned
Calgary, Alberta, Canada	Sales office	Construction and Repair & Maintenance	Leased
Leduc, Alberta, Canada	Regional office and warehouse	Construction and Repair & Maintenance	Leased
Saint John, New Brunswick, Canada	Regional office	Repair & Maintenance	Leased
Sarnia, Ontario, Canada	Regional office and warehouse	Repair & Maintenance	Owned

(1)	Facilities were constructed by the Company in 2002 and 2003 on land acquired through the execution of a 15-year ground lease with renewal provisions for five additional terms of five years each.

In addition to the locations listed above, Matrix Service has temporary office facilities at numerous customer locations throughout the United States and Canada.

Item 3.	Legal Proceedings

We are a party to a number of legal proceedings. We believe that the nature and number of these proceedings are typical for a company of our size engaged in our type of business and that none of these proceedings will result in a material effect on our business, results of operations or financial condition.

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

Price Range of Common Stock

Our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “MTRX”. The following table sets forth the high and low sale prices for our common stock as reported by NASDAQ for the periods indicated:

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
First quarter	$10.00	$8.45	$11.74	$9.59
Second quarter	12.49	8.61	10.68	8.56
Third quarter	14.42	10.81	12.20	9.43
Fourth quarter	14.48	11.52	12.38	8.58

As of August 31, 2011, there were 32 holders of record of our common stock. We believe that the number of beneficial owners of our common stock is substantially greater than the number of holders of record.

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

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by the Company of its common stock during the fourth quarter of the fiscal year ended June 30, 2011.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2011
Share Repurchase Program (A)	—	—	—	3,000,000
Employee Transactions (B)	—	—	—
May 1 to May 31, 2011
Share Repurchase Program (A)	—	—	—	3,000,000
Employee Transactions (B)	1,656	$12.47	—
June 1 to June 30, 2011
Share Repurchase Program (A)	—	—	—	3,000,000
Employee Transactions (B)	449	$13.09	—

(A)	On February 4, 2009 our Board of Directors authorized a stock buyback program that allows the Company to purchase up to 3,000,000 shares of common stock provided that such purchases do not exceed $25.0 million in any calendar year commencing in calendar year 2009 and continuing through calendar year 2012.
(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

Item 6.	Selected Financial Data

Selected Financial Data

(In thousands, except percentages and per share data)

	Twelve Months Ended					One Month Ended
	June 30, 2011	June 30, 2010	May 31, 2009	May 31, 2008	May 31, 2007	June 30, 2009 (1)
Revenues	$627,052	$550,814	$689,720	$731,301	$639,846	$45,825
Gross profit	74,914	52,922	94,323	75,117	65,886	5,149
Gross profit %	11.9%	9.6%	13.7%	10.3%	10.3%	11.2%
Selling, general and administrative expenses	44,014	45,169	47,006	40,566	32,836	3,570
Operating income	30,900	7,753	47,317	34,551	33,050	1,579
Net income	18,982	4,876	30,589	21,414	19,171	994
Earnings per share-diluted	0.71	0.18	1.16	0.80	0.74	0.04
Working capital	115,412	95,740	82,460	60,826	51,306	82,948
Total assets	306,436	284,808	303,451	274,593	242,909	299,961
Long-term debt	38	259	850	1,000	836	777
Capital expenditures	10,416	5,302	9,983	18,302	13,120	348
Cash flows provided by operations	22,749	4,399	38,624	45,596	11,358	18,906
Backlog	405,118	353,216	401,073	467,308	356,403	392,097

(1)	On July 30, 2009 the Company’s Board of Directors approved a change in the Company’s fiscal year end from May 31 to June 30, beginning July 1, 2009. As a result of the change, the Company had a transition period for the one month ended June 30, 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Indirect costs, such as salaries and benefits, supplies and tools, equipment costs and insurance costs, are charged to projects based upon direct labor hours and overhead allocation rates per direct labor hour. Warranty costs are normally incurred prior to project completion and are charged to project costs as they are incurred. Warranty costs incurred subsequent to project completion were not material for the periods presented. Overhead allocation rates are established annually during the budgeting process and evaluated for accuracy throughout the year based upon actual direct labor hours and actual costs incurred.

Claims Recognition

Claims are amounts in excess of the agreed contract price that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of anticipated additional costs incurred by us. Recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. If all of the following requirements are met, revenue from a claim is recorded only to the extent that we have incurred costs relating to the claim. We must determine if:

•	there is a legal basis for the claim;

•	the additional costs were caused by circumstances that were unforeseen by the Company and are not the result of deficiencies in our performance;

•	the costs are identifiable or determinable and are reasonable in view of the work performed; and

•	the evidence supporting the claim is objective and verifiable.

As of June 30, 2011 and June 30, 2010, costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of $5.1 million and $3.0 million, respectively. There were no claims included in costs and estimated earnings in excess of billings on uncompleted contracts as of June 30, 2011 or June 30, 2010. Historically, our collections for unapproved change orders and other claims have approximated the amount of revenue recognized.

Loss Contingencies

Various legal actions, claims, and other contingencies arise in the normal course of our business. Contingencies are recorded in the consolidated financial statements, or are otherwise disclosed, in accordance with ASC 450-20, “Loss Contingencies”. Specific reserves are provided for loss contingencies to the extent we conclude that a loss is both probable and estimable. We use a case-by-case evaluation of the underlying data and update our evaluation as further information becomes known. We believe that any amounts exceeding our recorded accruals should not materially affect our financial position, results of operations or liquidity. However, the results of litigation are inherently unpredictable and the possibility exists that the ultimate resolution of one or more of these matters could result in a material effect on our financial position, results of operations or liquidity.

Legal costs are expensed as incurred.

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. As of June 30, 2011 and June 30, 2010, insurance reserves totaling $7.5 million and $8.3 million, respectively, are included on our balance sheet. These amounts represent our best estimate of our ultimate obligations for asserted claims, insurance premium obligations, and claims incurred but not yet reported at the balance sheet dates. We establish reserves for claims using a combination of actuarially determined estimates and management judgment on a case-by-case basis and update our evaluations as further information becomes known. Judgments and assumptions, including the assumed losses for claims incurred but not reported, are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. If actual results of claim settlements are different than the amounts estimated we may be exposed to gains or losses that could be significant. A hypothetical ten percent unfavorable change in our claim reserves at June 30, 2011 would have reduced fiscal 2011 pretax income by $0.6 million.

Goodwill

Goodwill represents the excess of the purchase price of acquisitions over the acquisition date fair value of the net identifiable tangible and intangible assets acquired. In accordance with current accounting guidance, goodwill is not amortized and is tested at least annually for impairment at the reporting unit level.

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

Management utilizes a discounted cash flow analysis to determine the estimated fair value of our reporting units. Significant judgments and assumptions including the discount rate, anticipated revenue growth rate and gross margins, estimated operating and interest expense, and capital expenditures are inherent in these fair value estimates, which are based on our operating and capital budgets as well as strategic plans. As a result, actual results may differ from the estimates utilized in our discounted cash flow analysis. The use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and could result in the recognition of an impairment charge in the financial statements. As a result of these uncertainties, we utilize multiple scenarios and assign probabilities to each of the scenarios in the discounted cash flow analysis.

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

We performed our annual impairment test in the fourth quarter to determine whether an impairment existed and to determine the amount of headroom at May 31, 2011. We define headroom as the percentage difference between the fair value of a reporting unit and its carrying value. The amount of headroom varies by reporting unit. Approximately 55% of our goodwill balance is attributable to one reporting unit. This unit had headroom of 26% at May 31, 2011. We have two additional reporting units with goodwill representing 15% and 14% of the total goodwill balance with headroom of 94% and 82%, respectively.

Our significant assumptions, including revenue growth rates, gross margins, operating and interest expense and other factors, have been reasonably accurate in recent years, but may change in light of changes in the economic environment in which we operate. Assuming that all other components of our fair value estimate remain unchanged, a change in the following assumptions would have the following effect on headroom:

•

if the growth rate of estimated revenue decreases by one percentage point, the headroom of the reporting units referenced above would be reduced from 26%, 94% and 82% to 24%, 91% and 77%, respectively;

•	if our estimate of gross margins decreases one percentage point, the headroom of the reporting units referenced above would be reduced from 26%, 94% and 82% to 10%, 68% and 68%, respectively; and

•	if the applicable discount rate increases one percentage point the headroom of the reporting units referenced above would be reduced from 26%, 94% and 82% to 17%, 78% and 68%, respectively.

Recently Issued Accounting Standards

There are no recently issued accounting standards that we believe will have a material affect on our financial statements, results of operations or liquidity.

Results of Operations

Overview

The Company has two reportable segments, Construction Services and Repair and Maintenance Services. The majority of the work for both segments is performed in the United States, with 4.8% of revenues generated in Canada during fiscal 2011 as compared to 5.8% in fiscal 2010.

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

The Company’s results of operations for the 12 months ended June 30, 2011 (“fiscal 2011”), the 12 months ended June 30, 2010 (“fiscal 2010”), the 12 months ended May 31, 2009 (“fiscal 2009”), and the June Transition Period are discussed below.

Matrix Service Company

Results of Operations

(In thousands)

	Construction Services	Repair and Maintenance Services	Total
Fiscal Year 2011
Consolidated revenues	$364,498	$262,554	$627,052
Gross profit	49,484	25,430	74,914
Selling, general and administrative expenses	26,125	17,889	44,014
Operating income	23,359	7,541	30,900
Net income	14,519	4,463	18,982

Fiscal Year 2010
Consolidated revenues	$321,254	$229,560	$550,814
Gross profit	34,374	18,548	52,922
Selling, general and administrative expenses	28,417	16,752	45,169
Operating income	5,957	1,796	7,753
Net income	3,673	1,203	4,876

Fiscal Year 2009
Consolidated revenues	$395,240	$294,480	$689,720
Gross profit	50,959	43,364	94,323
Selling, general and administrative expenses	28,848	18,158	47,006
Operating income	22,111	25,206	47,317
Net income	14,207	16,382	30,589

June Transition Period
Consolidated revenues	$28,531	$17,294	$45,825
Gross profit	3,251	1,898	5,149
Selling, general and administrative expenses	2,110	1,460	3,570
Operating income	1,141	438	1,579
Net income	720	274	994

Variances Fiscal Year 2011 to Fiscal Year 2010
Consolidated revenues	$43,244	$32,994	$76,238
Gross profit	15,110	6,882	21,992
Selling, general and administrative expenses	2,292	(1,137)	1,155
Operating income	17,402	5,745	23,147
Net income	10,846	3,260	14,106

Variances Fiscal Year 2010 to Fiscal Year 2009
Consolidated revenues	$(73,986)	$(64,920)	$(138,906)
Gross profit	(16,585)	(24,816)	(41,401)
Selling, general and administrative expenses	431	1,406	1,837
Operating income	(16,154)	(23,410)	(39,564)
Net income	(10,534)	(15,179)	(25,713)

The Company’s results were affected by the following items:

Non-routine Charges

The California Pay Practices class action lawsuits – We recorded a pretax charge of $5.1 million in fiscal 2010 related to this matter. The charge was recorded as an increase to cost of revenues with $2.3 million allocated to the Construction Services Segment and $2.8 million charged to the Repair and Maintenance Services Segment. The charge is more fully in Note 8—Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report. This charge is referred to as the “charge on a legal matter” throughout our discussion of financial results in this Item 7.

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

Claims receivable collection costs – Costs incurred to collect the claims acquired in the SME acquisition were higher than estimated and resulted in a pretax charge of $1.9 million in fiscal 2010 and $0.3 million in fiscal 2011. These charges are referred to as the “claims receivable excess collection costs” in our discussion of financial results in this Item 7 and were recorded as an increase to SG&A expense. These charges are more fully discussed in Note 3—Acquisitions of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Significant Loss on Projects

At June 30, 2010 estimated costs on a series of projects at a large complex in the Gulf Coast were well in excess of previous estimates resulting in a pretax charge of $5.4 million in fiscal 2010. The increased costs were primarily due to difficult working conditions at the site and poorly defined scopes of work which led to inefficiencies, rework and cost overruns. This charge was recorded as a reduction in gross profit in the Construction Services Segment. The charge is referred to as the loss on the “projects at a Gulf Coast site” throughout our discussion of financial results in this Item 7.

Fiscal 2011 Versus Fiscal 2010

Consolidated

Consolidated revenues were $627.1 million in fiscal 2011, an increase of $76.3 million, or 13.9%, from consolidated revenues of $550.8 million in fiscal 2010. The increase in consolidated revenues was a result of an increase of $43.3 million in Construction Services revenues and an increase of $33.0 million in Repair and Maintenance Services revenues.

Consolidated gross profit increased from $52.9 million in fiscal 2010 to $74.9 million in fiscal 2011. The increase of $22.0 million was largely due to the effect of higher revenues combined with an increase in gross margins from 9.6% in fiscal 2010 to 11.9% in fiscal 2011. The gross margin improvement was due to higher margins in both the Construction Services and Repair and Maintenance Services segments where the gross margins increased to 13.6% and 9.7% in fiscal 2011 from 10.7% and 8.1% in fiscal 2010, respectively.

Consolidated SG&A expenses were $44.0 million in fiscal 2011 compared to $45.2 million in fiscal 2010. The net decrease of $1.2 million was primarily due to non-routine charges incurred in fiscal 2010 including the claims receivable write-off of $2.9 million and higher claims receivable excess collection costs in fiscal 2010, offset by higher legal and facility costs as well as higher incentive costs in fiscal 2011 resulting from better operating performance. SG&A expense as a percentage of revenue decreased to 7.0% in fiscal 2011 compared to 8.2% in fiscal 2010.

Net interest expense was $0.7 million in fiscal 2011 and $0.6 million in fiscal 2010. The increase in net interest expense in fiscal 2011 was due to an increase of amortization of debt issuance costs caused by amendment fees paid in fiscal 2011.

Other income in fiscal 2011 and fiscal 2010 was $0.4 million and $0.3 million, respectively, and related primarily to foreign currency transaction gains.

The effective tax rates for fiscal 2011 and fiscal 2010 were 38.0% and 34.2%, respectively. The fiscal 2010 effective tax rate was lower than the statutory rate due to state tax credits and a federal tax deduction for qualifying domestic construction activities.

Construction Services

Revenues for the Construction Services segment were $364.5 million in fiscal 2011, compared with $321.2 million in fiscal 2010. The increase was due to higher Aboveground Storage Tank and Electrical and Instrumentation revenues, which increased to $183.1 million and $84.7 million in fiscal 2011 compared to $135.9 million and $72.0 million in fiscal 2010, respectively. These increases in revenues were partially offset by lower Downstream Petroleum revenues, which were $70.5 million in fiscal 2011 compared to fiscal 2010 revenues of $87.0. Specialty revenues were $26.2 million in fiscal 2011 compared to $26.3 million in fiscal 2010.

Gross profit increased from $34.4 million in fiscal 2010 to $49.5 million in fiscal 2011 due to higher revenues, which increased $43.3 million, combined with higher gross margins which increased to 13.6% in fiscal 2011 compared to 10.8% in fiscal 2010. Fiscal 2010 direct gross margins were negatively affected by a loss of $5.4 million on the projects at a Gulf Coast site. Despite this charge, the direct gross margin was essentially unchanged between fiscal 2011 and fiscal 2010 as we were able to achieve higher direct margins on the balance of our work in fiscal 2010. The primary factor in our improved gross margin was the favorable effect of the improved recovery of overhead costs in fiscal 2011 caused by a higher business volume in fiscal 2011 and a non-routine charge on a legal matter of $2.3 million in fiscal 2010.

Repair and Maintenance Services

Revenues for the Repair and Maintenance Services segment were $262.6 million in fiscal 2011, compared with $229.6 million in fiscal 2010. The increase was primarily due to higher Electrical and Instrumentation revenues which increased to $66.2 million in fiscal 2011 compared to $23.5 million in fiscal 2010. The Electrical and Instrumentation increase was primarily due to higher maintenance work from utilities in the Northeastern United States. Downstream Petroleum revenues were $115.3 million in fiscal 2011 compared to $115.0 million in fiscal 2010. These increases were partially offset by lower Aboveground Storage Tank revenues which decreased to $81.1 million in fiscal 2011 compared to $91.1 million in fiscal 2010.

Gross profit increased from $18.5 million in fiscal 2010 to $25.4 million in fiscal 2011 due to higher revenues, which increased $33.0 million, combined with higher gross margins which increased to 9.7% in fiscal 2011 compared to 8.1% in fiscal 2010. The improvement in fiscal 2011 was primarily due to the favorable effect of the improved recovery of overhead costs caused by a higher business volume in fiscal 2011 and a non-routine charge on a legal matter in fiscal 2010, partially offset by lower direct margins in fiscal 2011.

Fiscal 2010 Versus Fiscal 2009

Consolidated

Consolidated revenues were $550.8 million in fiscal 2010, a decrease of $138.9 million, or 20.1%, from consolidated revenues of $689.7 million in fiscal 2009. The decline in consolidated revenues was due to an overall decline in our level of business volume as our customers were cautious in their short-term spending leading to short and long-term delays in project awards, downsizing of projects, and delays and reductions in maintenance spending. In addition, we did not experience the full effect of the recession in our core markets until the second half of fiscal 2009. Therefore, the comparable prior year revenues were only partially impacted by the effects of the recession.

Consolidated gross profit decreased from $94.3 million in fiscal 2009 to $52.9 million in fiscal 2010. The decrease of $41.4 million was due to lower business volume and lower gross margins which decreased to 9.6% in fiscal 2010 compared to 13.7% a year earlier. The lower gross margins were primarily due to a charge on a legal matter of $5.1 million and the loss of $5.4 million on the projects at a Gulf Coast site. Gross margins in fiscal 2010 and 2009 were negatively affected by a lower volume of business available to recover overhead costs, particularly in fiscal 2010.

Consolidated SG&A expenses were $45.2 million in fiscal 2010 compared to $47.0 million in the prior fiscal year. The net decrease of $1.8 million was the result of our on-going efforts to reduce our cost structure due to an unfavorable business environment and was partially offset by the claims receivable write-off of $2.9 million and claims receivable excess collection costs of $1.9 million. SG&A expense as a percentage of revenue increased to 8.2% in fiscal 2010 compared to 6.8% in fiscal 2009 primarily due to a lower level of revenues in fiscal 2010.

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

The effective tax rates for fiscal 2010 and fiscal 2009 were 34.2% and 36.0%, respectively. The fiscal 2010 effective tax rate was lower than the statutory rate due to state tax credits and a federal tax deduction for qualifying domestic construction activities. In fiscal 2009, certain operating loss carryforwards previously reserved were utilized or deemed to be fully utilizable resulting in a benefit of $1.0 million.

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

Gross profit decreased from $51.0 million in fiscal 2009 to $34.4 million in fiscal 2010 due to the reduction in revenues and lower gross margins which decreased from 12.9% in fiscal 2009 to 10.8% in fiscal 2010. Fiscal 2010 margins were negatively affected by a lower volume of work which led to a lower recovery of overhead costs, the loss of $5.4 million on the projects at a Gulf Coast site, and the charge on a legal matter of $2.3 million.

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

Gross profit decreased from $43.4 million in fiscal 2009 to $18.5 million in fiscal 2010 due to a reduction in revenues and lower gross margins. Gross margins were 8.1% in fiscal 2010 compared to 14.7% in fiscal 2009. The gross margin reduction was due to lower direct margins, the unfavorable impact of unrecovered overhead costs caused by a lower volume of business and the charge on a legal matter of $2.8 million.

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

Gross profit decreased $4.7 million to $5.1 million in the one month ended June 30, 2009 compared to $9.8 million in the prior period. The decline in gross profit was due to lower revenues, which decreased 23.7%, and lower gross margins which decreased from 16.3% in the prior period to 11.2% in the one month ended June 30, 2009. The decline in gross margins was due to lower margins in the Construction Services segment which decreased from 15.4% to 11.4% and lower margins in the Repair and Maintenance Services segment which decreased to 11.0% compared to 17.6% a year earlier. Gross margins in both segments were negatively affected by a lower volume of business available to recover overhead costs in the one month ended June 30, 2009.

Income before income taxes decreased $4.5 million, from $6.1 million in the prior period to $1.6 million in the one month ended June 30, 2009. The decline was due to lower gross profit, which decreased $4.7 million, partially offset by lower SG&A expenses.

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

	Reconciliation of EBITDA to Net Income
	(In thousands)
	Twelve Months Ended			One Month Ended
	June 30, 2011	June 30, 2010	May 31, 2009	June 30, 2009
Net income	$18,982	$4,876	$30,589	$994
Interest expense	795	672	563	91
Provision for income taxes	11,634	2,534	17,170	609
Depreciation and amortization	11,067	11,751	10,760	994

EBITDA	$42,478	$19,833	$59,082	$2,688

Outlook

We have seen improvement in both the Construction Services and Repair and Maintenance Services segments in fiscal 2011 and we continue to experience a solid volume of bidding activity. Apart from the limited construction opportunities in portions of our Downstream Petroleum market, the overall outlook for our core markets is positive. Demand for our Aboveground Storage Tank construction services remains high with a number of opportunities emerging in Cushing, Oklahoma and Western Canada. Our Electrical and Instrumentation business in the Northeastern U.S. remains a strong growth area for the Company. Our refinery maintenance and turnaround business is stable; however, we expect to see an uptick in revenue throughout the next few quarters. Finally, our newly added engineering capabilities in the bulk materials handling sector should produce additional engineering and construction opportunities in the power generation and raw materials transportation markets as well as entry into the mining and minerals industries both domestically and internationally in the coming year.

FINANCIAL CONDITION AND LIQUIDITY

Overview

We define liquidity as the ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity in fiscal 2011 was cash on hand at the beginning of the year and cash generated from operations. Cash on hand at June 30, 2011 totaled $59.4 million and availability under the senior revolving credit facility totaled $67.5 million, resulting in total liquidity of $126.9 million.

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

In recent years, we funded the acquisition of certain businesses and technology with cash on hand. However, in the future we may elect to raise additional capital by issuing common or preferred stock, convertible notes, term debt or increase the amount of our revolving credit facility as necessary to fund our operations or to fund the acquisition of other businesses. We will continue to evaluate our working capital requirements and other factors to maintain sufficient liquidity.

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities for the twelve months ended June 30, 2011 totaled $22.7 million. Major components of cash flows from operating activities are as follows:

Cash Flows Provided by Operating Activities (In thousands)

Net income	$18,982
Non-cash expenses	14,140
Deferred income tax	3,743
Loss on disposition of property, plant and equipment	113
Cash effect of changes in operating assets and liabilities	(14,070)
Other	(159)

Cash flows provided by operating activities	$22,749

The cash effect of significant changes in operating assets and liabilities include the following:

•

Accounts receivable increased $16.5 million. The accounts receivable balance fluctuates from period to period based on many factors including, but not limited to, the volume of business and the rate of collections. We consider the $16.5 million increase in accounts receivable to be a normal fluctuation. In addition, we consider both the aging and the amount of the June 30, 2011 accounts receivable balance to be normal based on historical trends.

•	Accounts payable decreased by $9.3 million. The decrease was primarily due to a large steel purchase late in the prior fiscal year related to a significant Aboveground Storage Tank project.

•

The net change in the combined balances of costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs and estimated earnings caused a decrease in operating assets and liabilities and an increase to cash of $7.5 million. This change was primarily attributable to higher advanced billings on Aboveground Storage Tank contracts in the Construction Services segment.

•	Other assets decreased by $2.0 million due to the refunds of certain insurance deposits in fiscal 2011.

•	Income taxes receivable decreased by $1.4 million due to the timing of income tax payments.

•

Accrued expenses decreased by $0.4 million. The decrease is primarily the result of payments totaling $4.1 million to settle the California Pay Practice Class Action Lawsuits largely offset by higher accrued wages.

Cash Flows from Investing Activities

Investing activities used $14.1 million of cash in the twelve months ended June 30, 2011 due to capital expenditures of $10.4 million and the purchase of the assets of EDC, Inc. totaling $3.8 million, partially offset by proceeds from asset dispositions of $0.1 million. Capital expenditures included $4.9 million for construction equipment, $3.4 million for transportation equipment, $1.7 million for office equipment and software and $0.4 million for land and buildings.

Cash Flows from Financing Activities

Financing activities used $1.0 million of cash in the twelve months ended June 30, 2011 primarily due to capital lease payments of $0.7 million and treasury stock purchases of $0.3 million.

Senior Revolving Credit Facility

The Company has a five-year, $75.0 million senior revolving credit facility (“Credit Facility”) that expires on November 30, 2012. The Credit Facility is guaranteed by substantially all of the Company’s subsidiaries and is secured by a lien on substantially all of the Company’s assets.

The Credit Facility is primarily used to fund working capital and for the issuance of letters of credit. At June 30, 2011, $7.5 million of letters of credit were outstanding to support certain workers’ compensation programs and construction contracts. Availability at June 30, 2011 totaled $67.5 million. We believe the facility provides adequate liquidity and financial flexibility to support our current business. However, we will assess the facility size and structure in conjunction with our upcoming renewal.

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

The credit agreement includes significant financial covenants and borrowing limitations that include the following:

•

Tangible Net Worth must be an amount which is no less than the sum of $110.0 million, plus the net proceeds of any issuance of equity that occurs after November 30, 2008, plus 50% of all positive quarterly net income after November 30, 2008.

•	Senior Leverage Ratio must not exceed 2.50 to 1.00;

•	Asset Coverage Ratio must be greater than or equal to 1.45 to 1.00; and,

•	Fixed Charge Coverage Ratio must be greater than or equal to 1.25 to 1.00.

•	Consolidated Funded Indebtedness, as of the end of any fiscal quarter, cannot exceed 2.5 times Consolidated EBITDA, as defined in the credit agreement, over the previous four quarters.

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

Treasury Shares

On February 4, 2009, our Board of Directors authorized a stock buyback program that allows the Company to purchase up to 3,000,000 shares of common stock provided that such purchases do not exceed $25.0 million in any calendar year commencing in calendar year 2009 and continuing through calendar year 2012. The Company has not purchased any common shares under this plan. Matrix Service may purchase shares in future periods if sufficient liquidity exists and the Company believes that it is in the best interest of the stockholders.

In addition to any stock buyback program that may be in effect, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix Service withheld 30,154 shares in fiscal 2011 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares.

The Company has 1,417,539 treasury shares as of June 30, 2011 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

Commitments and Off-Balance Sheet Arrangements

As of June 30, 2011, the following commitments and off-balance sheet arrangements were in place to support our ordinary course obligations:

	Commitments by Expiration Period
	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years	Total
	(In thousands)
Letters of credit (1)	$—	$7,484	$—	$—	$7,484
Surety bonds	20,884	72	—	—	20,956

Total	$20,884	$7,556	$—	$—	$28,440

(1)	All letters of credit issued under our Credit Facility are in support of our workers’ compensation insurance programs or certain construction contracts. The letters of credit that support our workers’ compensation programs are expected to renew annually through the term of the Credit Facility; therefore, they are reported in the same period that the Credit Facility expires. The letters of credit that support construction contracts will expire when the related work is completed and the warranty period has passed; therefore, these letters of credit are reported in the period that we expect the warranty period to end.

Contractual obligations at June 30, 2011 are summarized below:

	Contractual Obligations by Expiration Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In thousands)
Operating leases	$3,262	$5,109	$2,338	$—	$10,709
Acquisition payable (1)	—	800	—	—	800
Capital lease obligations	262	38	—	—	300
Purchase obligations (2)	—	—	—	—	—

Total contractual obligations	$3,524	$5,947	$2,338	$—	$11,809

(1)	The acquisition of EDC, Inc. included an asset purchase agreement that requires an additional payment as soon as practical after a measurement period if certain financial targets are achieved. For additional information, see Note 3—Acquisitions of the Notes to Consolidated Financial Statements included in Part II, Item 8.
(2)	We enter into purchase commitments in the ordinary course of business to satisfy our requirements for materials and supplies under contracts that we have been awarded. The commitments, which are generally recoverable from our clients, are short-term and are generally settled in less than one year. We do not enter into long-term purchase obligations on a speculative basis for fixed or minimum quantities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest rate risk results primarily from our variable rate indebtedness under our senior credit facility, which is influenced by movements in short-term rates. Borrowings under our $75.0 million revolving credit facility are based on an alternate base rate or LIBOR as elected by the Company plus an additional margin based on our Senior Leverage Ratio. Although there were no amounts outstanding under the facility at June 30, 2011 and we did not borrow under the facility in fiscal 2011, we have in the past and may in the future borrow against our revolving credit line to fund short-term working capital needs.

Financial instruments with interest rate risk at June 30, 2011 were as follows:

	Maturity by Fiscal Year						Fair Value as of June 30, 2011
	2012	2013	2014	2015	2016	Total
	(In thousands)
Long-term debt:
Variable rate debt (1)	$—	$—	$—	$—	$—	$—	$—

(1)	There were no outstanding borrowings under our senior credit facility at June 30, 2011 nor were any amounts borrowed in fiscal 2011. At the Company’s option, amounts borrowed under the revolving credit facility will bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The Alternate Base Rate is the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.5% or LIBOR plus 1.00%. The additional margin ranges from 1.00% to 1.75% on Alternate Base Rate borrowings and from 2.00% to 2.75% on LIBOR-based borrowings. The Senior Leverage Ratio at June 30, 2011 placed the Company in the lowest interest rate tier, resulting in LIBOR and Alternate Base Rate margins of 2.00% and 1.00%, respectively.

Financial instruments with interest rate risk at June 30, 2010 were as follows:

	Maturity by Fiscal Year						Fair Value as of June 30, 2010
	2011	2012	2013	2014	2015	Total
	(In thousands)
Long-term debt:
Variable rate debt	$—	$—	$—	$—	$—	$—	$—

(1)	There were no outstanding borrowings under our senior credit facility at June 30, 2010 nor were any amounts borrowed in fiscal 2010. At the Company’s option, amounts borrowed under the revolving credit facility will bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The Alternate Base Rate is the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.5% or LIBOR plus 1.00%. The additional margin ranges from 1.00% to 1.75% on Alternate Base Rate borrowings and from 2.00% to 2.75% on LIBOR-based borrowings. The Senior Leverage Ratio for the year ended June 30, 2010 placed the Company in the lowest interest rate tier, resulting in LIBOR and Alternate Base Rate margins of 2.00% and 1.00%, respectively.

Foreign Currency Risk

Matrix Service has subsidiaries with operations in Canada with the Canadian dollar as their functional currency. Historically, movements in the foreign currency exchange rate have not significantly impacted results. However, growth in our Canadian operations or expansions to other counties and fluctuations in currency exchange rates could impact the Company’s financial results in the future. Management has not entered into derivative instruments to hedge foreign currency risk, but periodically evaluates the materiality of our foreign currency exposure. A 10% unfavorable change in the Canadian dollar against the U. S. dollar would have reduced fiscal 2011 pretax earnings by $0.6 million.

Commodity Risk

Steel plate and steel pipe are the primary raw materials used by the Company. Supplies of these materials are available throughout the United States and worldwide. We anticipate that adequate amounts of these materials will be available in the foreseeable future, however, the price, quantity, and delivery schedules of these materials could change rapidly due to various factors, including producer capacity, the level of foreign imports, worldwide demand, the imposition or removal of tariffs on imported steel and other market conditions. We mitigate these risks by including standard language in our contracts, which passes the risk of increases in steel prices or unavailability of steel to our customers. The Company has seen no effect on availability or pricing resulting from the impact of the March 2011 earthquake, tsunami and related events in Japan.

Item 8.	Financial Statements and Supplementary Data

Financial Statement Schedules

The financial statement schedule is filed as a part of this report under Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended June 30, 2011, June 30, 2010 and May 31, 2009 and the One Month Ended June 30, 2009 immediately following Quarterly Financial Data (Unaudited). All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on this assessment, the Company’s management has concluded that the Company’s internal control over financial reporting as of June 30, 2011 was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. Deloitte & Touche LLP’s report on the Company’s internal control over financial reporting is included herein.

/s/ John R. Hewitt	/s/ Kevin S. Cavanah
John R. Hewitt	Kevin S. Cavanah
President and Chief Executive Officer	Vice President and Chief Financial Officer

September 8, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Matrix Service Company:

We have audited the internal control over financial reporting of Matrix Service Company and subsidiaries (“the Company”) as of June 30, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2011 of the Company and our report dated September 8, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/S/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

September 8, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Matrix Service Company:

We have audited the accompanying consolidated balance sheets of Matrix Service Company and subsidiaries (the “Company”) as of June 30, 2011 and June 30, 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended June 30, 2011 and 2010, the one month ended June 30, 2009 and the year ended May 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Matrix Service Company and subsidiaries as of June 30, 2011 and June 30, 2010, and the results of their operations and their cash flows for the years ended June 30, 2011 and 2010, the one month ended June 30, 2009 and the year ended May 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 8, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

September 8, 2011

Matrix Service Company

Consolidated Balance Sheets

(In thousands)

	June 30, 2011	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$59,357	$50,899
Accounts receivable, less allowances (2011—$1,428; 2010—$1,404)	103,483	87,327
Costs and estimated earnings in excess of billings on uncompleted contracts	40,056	40,920
Inventories	2,249	3,451
Income tax receivable	399	1,779
Deferred income taxes	5,607	8,073
Other current assets	4,399	6,076

Total current assets	215,550	198,525
Property, plant and equipment, at cost:
Land and buildings	28,287	27,859
Construction equipment	55,272	52,086
Transportation equipment	21,690	19,192
Furniture and fixtures	15,442	14,358
Construction in progress	2,465	1,251

	123,156	114,746
Accumulated depreciation	(69,845)	(61,817)

	53,311	52,929
Goodwill	29,058	27,216
Other intangible assets	6,953	4,141
Other assets	1,564	1,997

Total assets	$306,436	$284,808

See accompanying notes.

Matrix Service Company

Consolidated Balance Sheets (continued)

(In thousands, except share data)

	June 30, 2011	June 30, 2010
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$36,377	$44,769
Billings on uncompleted contracts in excess of costs and estimated earnings	35,485	28,877
Accrued insurance	7,514	8,257
Accrued wages and benefits	18,099	13,538
Current capital lease obligation	262	772
Other accrued expenses	2,401	6,572

Total current liabilities	100,138	102,785
Long-term capital lease obligation	38	259
Deferred income taxes	5,789	4,179
Acquisition payable	800	—
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of June 30, 2011 and June 30, 2010	279	279
Additional paid-in capital	113,686	111,637
Retained earnings	100,231	81,252
Accumulated other comprehensive income	1,436	495

	215,632	193,663
Less treasury stock, at cost—1,417,539 and 1,546,512 shares as of June 30, 2011 and June 30, 2010	(15,961)	(16,078)

Total stockholders’ equity	199,671	177,585

Total liabilities and stockholders’ equity	$306,436	$284,808

See accompanying notes.

Matrix Service Company

Consolidated Statements of Income

(In thousands, except per share data)

	Twelve Months Ended			One Month Ended
	June 30, 2011	June 30, 2010	May 31, 2009	June 30, 2009
Revenues	$627,052	$550,814	$689,720	$45,825
Cost of revenues	552,138	497,892	595,397	40,676

Gross profit	74,914	52,922	94,323	5,149
Selling, general and administrative expenses	44,014	45,169	47,006	3,570

Operating income	30,900	7,753	47,317	1,579
Other income (expense):
Interest expense	(795)	(672)	(563)	(91)
Interest income	71	79	330	17
Other	440	250	675	98

Income before income tax expense	30,616	7,410	47,759	1,603
Provision for federal, state and foreign income taxes	11,634	2,534	17,170	609

Net income	$18,982	$4,876	$30,589	$994

Basic earnings per common share	$0.72	$0.19	$1.17	$0.04

Diluted earnings per common share	$0.71	$0.18	$1.16	$0.04

Weighted average common shares outstanding:
Basic	26,406	26,275	26,121	26,192
Diluted	26,686	26,499	26,390	26,434

See accompanying notes.

Matrix Service Company

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total
Balances, May 31, 2008	$279	$108,402	$44,809	$(16,374)	$1,584	$138,700
Net income	—	—	30,589	—	—	30,589
Other comprehensive loss (Note 10)	—	—	—	—	(988)	(988)

Comprehensive income						29,601
Exercise of stock options (62,950 shares)	—	108	(5)	169	—	272
Tax effect of exercised stock options and vesting of deferred shares	—	(220)	—	—	—	(220)
Stock-based compensation expense	—	2,206	—	—	—	2,206
Issuance of deferred shares (83,370 shares)	—	(224)	—	224	—	—
Treasury share purchases (17,237 shares)	—	—	—	(170)	—	(170)

Balances, May 31, 2009	279	110,272	75,393	(16,151)	596	170,389
Net income	—	—	994	—	—	994
Other comprehensive loss (Note 10)	—	—	—	—	(815)	(815)

Comprehensive income						179
Tax effect from the vesting of deferred shares	—	(9)	—	—	—	(9)
Stock-based compensation expense	—	238	—	—	—	238
Issuance of deferred shares (1,952 shares)	—	(5)	—	5	—	—

Balances, June 30, 2009	$279	$110,496	$76,387	$(16,146)	$(219)	$170,797

See accompanying notes.

Matrix Service Company

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (continued)

(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total
Balances, June 30, 2009	$279	$110,496	$76,387	$(16,146)	$(219)	$170,797
Net income	—	—	4,876	—	—	4,876
Other comprehensive income (Note 10)	—	—	—	—	714	714

Comprehensive income						5,590
Exercise of stock options (31,900 shares)	—	38	(11)	88	—	115
Tax effect of exercised stock options and vesting of deferred shares	—	(496)	—	—	—	(496)
Stock-based compensation expense	—	2,052	—	—	—	2,052
Issuance of deferred shares (165,291 shares)	—	(453)	—	453	—	—
Treasury share purchases (49,138 shares)	—	—	—	(473)	—	(473)

Balances, June 30, 2010	279	111,637	81,252	(16,078)	495	177,585
Net income	—	—	18,982	—	—	18,982
Other comprehensive income (Note 10)	—	—	—	—	941	941

Comprehensive income						19,923
Exercise of stock options (32,000 shares)	—	83	(3)	86	—	166
Tax effect of exercised stock options and vesting of deferred shares	—	(109)	—	—	—	(109)
Stock-based compensation expense	—	2,395	—	—	—	2,395
Issuance of treasury shares (126,428 shares)	—	(328)	—	328	—	—
Employee Stock Purchase Plan (699 shares) (Note 13)	—	8	—	2	—	10
Treasury share purchases (30,154 shares)	—	—	—	(299)	—	(299)

Balances, June 30, 2011	$279	$113,686	$100,231	$(15,961)	$1,436	$199,671

See accompanying notes.

Matrix Service Company

Consolidated Statements of Cash Flows

(In thousands)

	Twelve Months Ended			One Month Ended
	June 30, 2011	June 30, 2010	May 31, 2009	June 30, 2009
Operating activities:
Net income	$18,982	$4,876	$30,589	$994
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions (Note 3):
Depreciation and amortization	11,067	11,751	10,760	994
(Gain) loss on sale of property, plant and equipment	113	209	250	(19)
Allowance for uncollectible accounts	447	2,892	441	66
Stock-based compensation expense	2,395	2,052	2,206	238
Other	231	484	123	4
Inventory lower of cost or market write-down	—	—	1,157	—
Deferred income tax	3,743	(3,556)	(88)	(411)
Tax benefit deficiency from the vesting of deferred shares	(159)	(578)	(347)	—
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects from acquisitions (Note 3):
Accounts receivable	(16,499)	12,003	9,838	22,214
Costs and estimated earnings in excess of billings on uncompleted contracts	890	(5,724)	16,928	(722)
Inventories	1,202	1,238	(1,828)	(89)
Other assets	2,028	615	(749)	(1,171)
Accounts payable	(9,326)	1,693	(25,063)	(5,676)
Billings on uncompleted contracts in excess of costs and estimated earnings	6,608	(22,816)	(3,411)	1,054
Accrued expenses	(353)	1,231	494	591
Income tax receivable/payable	1,380	(1,971)	(2,676)	839

Net cash provided by operating activities	22,749	4,399	38,624	18,906

Investing activities:
Acquisition of property, plant and equipment	(10,416)	(5,302)	(9,983)	(348)
Proceeds from asset sales	150	218	1,002	21
Acquisitions, net of cash acquired (Note 3)	(3,800)	—	(15,337)	—

Net cash used by investing activities	$(14,066)	$(5,084)	$(24,318)	$(327)

See accompanying notes.

Matrix Service Company

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Twelve Months Ended			One Month Ended
	June 30, 2011	June 30, 2010	May 31, 2009	June 30, 2009
Financing activities:
Exercise of stock options	$166	$115	$272	$—
Payment of debt amendment fees	(216)	—	(244)	—
Capital lease payments	(731)	(1,077)	(1,137)	(87)
Tax benefit of exercised stock options and vesting of deferred shares	50	82	127	—
Issuance of treasury shares	10	—	—	—
Purchase of treasury shares	(299)	(473)	(170)	—

Net cash used by financing activities	(1,020)	(1,353)	(1,152)	(87)
Effect of exchange rate changes on cash	795	461	(590)	(569)

Net increase (decrease) in cash and cash equivalents	8,458	(1,577)	12,564	17,923
Cash and cash equivalents, beginning of period	50,899	52,476	21,989	34,553

Cash and cash equivalents, end of period	$59,357	$50,899	$34,553	$52,476

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$6,251	$8,641	$20,134	$247

Interest	$632	$530	$396	$142

Non-cash investing and financing activities:
Equipment acquired through capital leases	$—	$280	$877	$26

Purchases of property, plant and equipment on account	$765	$41	$49	$112

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

The Company operates primarily in the United States and Canada. The Company’s reportable segments are Construction Services and Repair and Maintenance Services.

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

Indirect costs, such as salaries and benefits, supplies and tools, equipment costs and insurance costs, are charged to projects based upon direct labor hours and overhead allocation rates per direct labor hour. Warranty costs are normally incurred prior to project completion and are charged to project costs as they are incurred. Warranty costs incurred subsequent to project completion were not material for the periods presented. Overhead allocation rates are established annually during the budgeting process and evaluated for accuracy throughout the year based upon actual direct labor hours and actual costs incurred.

Precontract Costs

Precontract costs are charged to earnings as incurred.

Claims Recognition

Claims are amounts in excess of the agreed contract price that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of anticipated additional costs incurred by us. Recognition of amounts as additional contract revenue related

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. If all of the following requirements are met, revenue from a claim is recorded only to the extent that we have incurred costs relating to the claim. We must determine if:

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

Cash Equivalents

The Company includes as cash equivalents all investments with original maturities of three months or less which are readily convertible into cash. The Company had approximately $0.5 million of restricted cash at June 30, 2011 and $0.3 million of restricted cash at June 30, 2010.

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

Loss Contingencies

Various legal actions, claims and other contingencies arise in the normal course of our business. Contingencies are recorded in the consolidated financial statements, or are otherwise disclosed, in accordance with ASC 450-20, “Loss Contingencies”. Specific reserves are provided for loss contingencies to the extent we conclude that a loss is both probable and estimable. We use a case-by-case evaluation of the underlying data and update our evaluation as further information becomes known. We believe that any amounts exceeding our recorded accruals should not materially affect our financial position, results of operations or liquidity. However, the results of litigation are inherently unpredictable and the possibility exists that the ultimate resolution of one or more of these matters could result in a material effect on our financial position, results of operations or liquidity.

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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

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

Goodwill

Goodwill represents the excess of the purchase price of acquisitions over the acquisition date fair value of the net identifiable tangible and intangible assets acquired. In accordance with current accounting guidance, goodwill is not amortized and is tested at least annually for impairment at the reporting unit level.

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

Management utilizes a discounted cash flow analysis to determine the estimated fair value of our reporting units. Significant judgments and assumptions including the discount rate, anticipated revenue growth rate and gross margins, estimated operating and interest expense, and capital expenditures are inherent in these fair value estimates, which are based on our operating and capital budgets as well as strategic plans. As a result of these uncertainties, we utilize multiple scenarios and assign probabilities to each of the scenarios in the discounted cash flow analysis.

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

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. As of June 30, 2011 and June 30, 2010, insurance reserves totaling $7.5 million and $8.3 million, respectively, are included on our consolidated balance sheet. These amounts represent our best estimate of our ultimate obligations for asserted claims, insurance premium obligations and claims incurred but not yet reported at the balance sheet dates. We establish reserves for claims using a combination of actuarially determined estimates and case-by-case evaluations of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. If actual results of claim settlements are different than the amounts estimated we may be exposed to future gains and losses that could be material.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

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

For all stock-based awards, expense is recognized over the requisite service period, net of estimated forfeitures. The expense related to performance based shares is recognized only if management believes it is probable that the performance targets specified in the awards will be achieved.

A portion of the performance-based awards can settle in cash. For these awards, the expense is recognized over the requisite service period, and the estimated liability is marked to market each reporting period with changes to the liability recorded as compensation expense if the payout of the award is considered probable.

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

Recently Issued Accounting Standards

There are no recently issued accounting standards that we believe will have a material effect on our financial statements, results of operations or liquidity.

Note 2—Change in Fiscal Year

On July 30, 2009, the Company’s Board of Directors approved a change in the Company’s fiscal year end from May 31 to June 30, beginning July 1, 2009. As a result of the change, the Company had a transition period for the one month ended June 30, 2009 (“June Transition Period”).

Included in this report is the Company’s consolidated balance sheets as of June 30, 2011 and June 30, 2010 and the consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for the 12 months ended June 30, 2011 (“fiscal 2011”), June 30, 2010 (“fiscal 2010”), and May 31, 2009 (“fiscal 2009”) and for the June Transition Period.

Note 3—Acquisitions

Fiscal 2011 Acquisitions

Purchase of EDC, Inc.

On May 3, 2011, the Company purchased substantially all of the assets of EDC, Inc. (“EDC”). EDC, located in Mahwah, New Jersey, provides consulting, engineering, design and supply services for bulk material handling systems. EDC’s results have been included in the Construction Services segment since its acquisition.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The asset purchase agreement provided for a $3.8 million cash payment at closing, as well as an additional incentive payment of up to $0.8 million if certain financial targets are achieved over a two-year period ending April 30, 2013. Based on current projections, the Company believes the operating performance of EDC will exceed what is required to earn the maximum payout. Therefore, the Company has recorded the EDC asset purchase at $4.6 million, which represents the cash payment plus the estimated fair value of the incentive payment.

The purchase price was allocated to the major categories of assets and liabilities based on their estimated fair values at the acquisition date. The following table summarizes the purchase price allocation.

Current assets	$1,316
Property, plant and equipment	13
Tax deductible goodwill	1,583
Other intangible assets	3,075

Total assets acquired	5,987
Current liabilities	1,379

Net assets acquired	4,608
Cash acquired	8

Net purchase price	$4,600

The operating and proforma data related to the EDC acquisition was not material. The acquisition was funded with cash on hand.

Fiscal 2009 Acquisitions

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

SME Claim Receivables

Included in the SME acquisition were certain claim receivables which were recorded at their net realizable values, which included an allowance for estimated collection costs. In fiscal 2010, the cumulative collection costs exceeded the original estimate of the allowance for collection costs resulting in pretax SG&A charges of $1.9 million in fiscal 2010 and $0.3 million in fiscal 2011.

Additionally, in fiscal 2010 the Company was awarded $0.5 million through arbitration on one of the claims. The award was less than the claim’s recorded value and resulted in a pretax SG&A charge of $2.5 million. As a part of the Company’s ongoing assessment of the recoverability of the remaining uncollected balances, the Company recorded a pretax SG&A charge of $0.4 million in fiscal 2010. The recorded amount of these claims was $2.3 million at June 30, 2011 and $3.4 million at June 30, 2010.

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

	June 30, 2011	June 30, 2010
	(In thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$583,334	$630,342
Billings on uncompleted contracts	578,763	618,299

	$4,571	$12,043

Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$40,056	$40,920
Billings on uncompleted contracts in excess of costs and estimated earnings	35,485	28,877

	$4,571	$12,043

Accounts receivable at June 30, 2011 and June 30, 2010 included retentions to be collected within one year of $13.9 million and $13.2 million, respectively. Contract retentions collectible beyond one year are included in Other Assets on the Consolidated Balance Sheets and totaled $0.9 million at June 30, 2011 and $0.1 million at June 30, 2010.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Note 5—Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by segment are as follows:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Balance at June 30, 2009
Goodwill	$30,910	$20,233	$51,143
Cumulative impairment loss	(25,000)	—	(25,000)

	5,910	20,233	26,143
Purchase price adjustment (Note 3)	517	345	862
Translation adjustment	—	211	211

Balance at June 30, 2010
Goodwill	31,427	20,789	52,216
Cumulative impairment loss	(25,000)	—	(25,000)

	6,427	20,789	27,216
Purchase of EDC (Note 3)	1,583	—	1,583
Translation adjustment	—	259	259

Balance at June 30, 2011
Goodwill	33,010	21,048	54,058
Cumulative impairment loss	(25,000)	—	(25,000)

	$8,010	$21,048	$29,058

The translation adjustments relate to goodwill recorded as a part of a prior Canadian acquisition. The fiscal 2010 adjustment was recorded when finalizing the purchase price allocation of the Company’s fiscal 2009 SME acquisition.

Other Intangible Assets

Information on the carrying value of other intangible assets is as follows:

		At June 30, 2011
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 12	$2,460	$(418)	$2,042
Customer based	1 to 15	2,657	(108)	2,549
Other	3 to 5	547	(55)	492

Total amortizing intangibles		5,664	(581)	5,083
Trade name	Indefinite	1,870	—	1,870

Total intangible assets		$7,534	$(581)	$6,953

		At June 30, 2010
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 12	$2,460	$(251)	$2,209
Customer based	1 to 15	798	(324)	474
Other	3	42	(34)	8

Total amortizing intangibles		3,300	(609)	2,691
Trade name	Indefinite	1,450	—	1,450

Total intangible assets		$4,750	$(609)	$4,141

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The increase in other intangible assets in fiscal 2011 is due to the acquisition of substantially all of the assets of EDC, Inc. Specifically, amortizing intangible assets included customer based intangibles with a fair value of $2.2 million and other amortizing intangibles with a fair value of $0.5 million. The weighted average amortization periods were 15 and 5 years, respectively. The total weighted average amortization period of the purchased amortizing intangibles was 13 years. Also included in the purchase was a trade name with a fair value of $0.4 million and an indefinite life. Please refer to Note 3—Acquisitions, included in Item 8 of this report, for additional information.

Amortization expense totaled $0.2 million and $0.4 million in fiscal 2011 and fiscal 2010. Amortization expense is expected to be $0.4 million annually in fiscal 2012 to 2016.

Note 6—Debt

The Company has a five-year, $75.0 million senior revolving credit facility (“Credit Facility”) that expires on November 30, 2012. The Credit Facility is guaranteed by substantially all of the Company’s subsidiaries and is secured by a lien on substantially all of the Company’s assets.

Availability under the senior credit facility is as follows:

	June 30, 2011	June 30, 2010
	(In thousands)
Credit Facility	$75,000	$75,000
Capacity constraint due to the Senior Leverage Ratio	—	12,049

Capacity under the Credit Facility	75,000	62,951
Letters of credit	7,484	11,622

Availability under senior credit facility	$67,516	$51,329

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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The credit agreement includes significant covenants and borrowing limitations that include the following:

•

Tangible Net Worth must be an amount which is no less than the sum of $110.0 million, plus the net proceeds of any issuance of equity that occurs after November 30, 2008, plus 50% of all positive quarterly net income after November 30, 2008.

•	Senior Leverage Ratio must not exceed 2.50 to 1.00;

•	Asset Coverage Ratio must be greater than or equal to 1.45 to 1.00; and,

•	Fixed Charge Coverage Ratio must be greater than or equal to 1.25 to 1.00.

•	Consolidated Funded Indebtedness, as of the end of any fiscal quarter, cannot exceed 2.5 times Consolidated EBITDA, as defined in the credit agreement, over the previous four quarters.

The Company is in compliance with all affirmative, negative, and financial covenants under the credit agreement and is at the lowest margin tier for the LIBOR and Alternate Base Rate loans and the lowest tier for the Unused Revolving Credit Facility Fee.

Note 7—Income Taxes

The sources of pretax income are as follows:

	Twelve Months Ended			One Month Ended
	June 30, 2011	June 30, 2010	May 31, 2009	June 30, 2009
	(In thousands)
Domestic	$29,939	$4,417	$47,106	$1,527
Foreign	677	2,993	653	76

Total	$30,616	$7,410	$47,759	$1,603

The components of the provision for income taxes are as follows:

	Twelve Months Ended			One Month Ended
	June 30, 2011	June 30, 2010	May 31, 2009	June 30, 2009
	(In thousands)
Current:
Federal	$6,104	$4,129	$14,485	$873
State	1,086	641	2,023	84
Foreign	604	1,226	750	63

	7,794	5,996	17,258	1,020
Deferred:
Federal	3,837	(3,208)	484	(416)
State	389	(250)	(555)	8
Foreign	(386)	(4)	(17)	(3)

	3,840	(3,462)	(88)	(411)

	$11,634	$2,534	$17,170	$609

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The difference between the expected income tax provision applying the domestic federal statutory tax rate and the reported income tax provision is as follows:

	Twelve Months Ended			One Month Ended
	June 30, 2011	June 30, 2010	May 31, 2009	June 30, 2009
	(In thousands)
Expected provision for Federal income taxes at the statutory rate	$10,710	$2,519	$16,716	$561
State income taxes, net of Federal benefit	1,095	268	1,699	57
Charges without tax benefit	16	96	(230)	(9)
Change in valuation allowance	—	—	(957)	—
State investment credits	—	(59)	(48)	—
Other	(187)	(290)	(10)	—

Provision for income taxes	$11,634	$2,534	$17,170	$609

Changes in the valuation allowance reduced the income tax provision by $1.0 million in fiscal 2009.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30, 2011	June 30, 2010
	(In thousands)
Deferred tax assets:
Bad debt reserve	$558	$560
Foreign insurance dividend	—	132
Paid-time-off accrual	429	418
Insurance reserve	2,422	2,759
Legal reserve	263	1,817
Noncompete amortization	—	29
Net operating loss benefit and credit carryforwards	4,102	3,579
Valuation allowance	(774)	(774)
Accrued compensation and pension	725	1,030
Stock compensation expense on nonvested deferred shares	821	596
Accrued losses	197	729
Other—net	132	284

Total deferred tax assets	8,875	11,159

Deferred tax liabilities:
Tax over book depreciation	7,872	6,551
Other—net	1,185	714

Total deferred tax liabilities	9,057	7,265

Net deferred tax asset/(liability)	$(182)	$3,894

As reported in the consolidated balance sheets:

	June 30, 2011	June 30, 2010
	(In thousands)
Current deferred tax assets	$5,607	$8,073
Non-current deferred tax liabilities	(5,789)	(4,179)

Net deferred tax asset/(liability)	$(182)	$3,894

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The Company has state operating loss carryforwards, state investment tax credit carryforwards and federal foreign tax credit carryforwards of which a portion relates to an acquisition. The valuation allowance at June 30, 2011 and June 30, 2010 reduces the recognized tax benefit of these carryforwards to an amount that will more likely than not be realized. The carryforwards generally expire between 2017 and 2028.

The Company files tax returns in several taxing jurisdictions in the United States and Canada. With few exceptions, the Company is no longer subject to examination by taxing authorities through fiscal 2007. At June 30, 2011, the Company updated its evaluation of its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions.

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

On September 1, 2009 (“September 2009 Action”) a second class action lawsuit was filed in the Superior Court of California, Alameda County also alleging that MSI, and Matrix Service Company failed to comply with California state wage and hour laws. The September 2009 Action included similar allegations to the December 2008 Action but also alleged that the Company did not provide second meal periods for employees who worked more than 10 hours in a day, third rest periods for those who worked more than 10 hours in a day, complete and accurate itemized wage statements, compensation for all compensable travel time, and did not take bonus payments into account when calculating the regular rate, leading to incorrect overtime rates. The plaintiffs then amended the September 2009 Action to assert damages under the Private Attorney General’s Act. The September 2009 Action increased the size of the combined class to approximately 2,300 current and former employees.

Mediation was held on September 7, 2010. In mediation, the parties executed a Memorandum of Understanding awarding the plaintiffs $4.0 million (“September Settlement”). The award was in addition to amounts previously paid to the class members of $1.9 million. The September Settlement resolved all class member claims included in the December 2008 Action and the September 2009 Action. As a result of these actions and the related settlement, the Company recorded a cumulative charge of $6.1 million, of which $5.1 million was recorded in fiscal 2010 and $1.0 million was recorded in fiscal 2009.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

On January 20, 2011 the Company received final court approval of the September Settlement. Final payments of $4.1 million were made, which included $4.0 million deposited with the claim administrator in December 2010 and $0.1 million for applicable payroll taxes submitted in February 2011.

Unapproved Change Orders and Claims

As of June 30, 2011 and June 30, 2010, costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of $5.1 million and $3.0 million, respectively. There were no claims included in costs and estimated earnings in excess of billings on uncompleted contracts at June 30, 2011 and June 30, 2010. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers may not pay these amounts until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

Other

The Company and its subsidiaries are participants in various other legal actions. It is the opinion of management that none of the known legal actions will have a material impact on the Company’s financial position, results of operations or liquidity.

Note 9—Leases

Operating Leases

The Company is the lessee under operating leases covering real estate and office equipment under non-cancelable operating lease agreements that expire at various times. Future minimum lease payments under non-cancelable operating leases that were in effect at June 30, 2011 total $10.8 million and are payable as follows: fiscal 2012—$3.3 million; fiscal 2013—$2.9 million; fiscal 2014—$2.2 million; fiscal 2015—$1.7 million; fiscal 2016—$0.7 million and no obligations thereafter. Operating lease expense was $3.6 million, $3.3 million and $2.7 million for the twelve months ended June 30, 2011, June 30, 2010 and May 31, 2009 and $0.3 million for the one month ended June 30, 2009.

Capital Leases

The Company leases copiers, printers, and passenger vehicles under various non-cancelable lease agreements. Minimum lease payments have been capitalized and the related assets and obligations recorded using various interest rates. The assets are depreciated on a straight line method over their lease term. Interest expense is recognized using the effective interest method.

The following table is a summary of future obligations under capital leases:

Minimum Lease Payments
(In thousands)
For the year ending June 30:
2012	$268
2013	44
2014	—
2015	—
2016 and thereafter	—

Total payments	312
Amount representing interest	12

Total obligation	300
Current portion	262

Long-term capital lease obligation	$38

Assets with a cost of $1.6 million and $4.2 million have been capitalized under capital lease arrangements at June 30, 2011 and June 30, 2010. The net book value of these assets was $0.3 million at June 30, 2011 and $1.2 million at June 30, 2010.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Note 10—Stockholders’ Equity

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized, none of which was issued or outstanding at June 30, 2011 or June 30, 2010.

Treasury Shares

On February 4, 2009 our Board of Directors authorized a stock buyback program (“February 2009 Program”) that allows the Company to purchase up to 3,000,000 shares of common stock provided that such purchases do not exceed $25.0 million in any calendar year commencing in calendar year 2009 and continuing through calendar year 2012. The February 2009 Program replaced the previous stock buyback program that had been in effect since October 2000. The Company has not purchased any common shares under either program in fiscal 2011, 2010, 2009 or the June Transition Period.

In addition to the stock buyback program, Matrix Service may withhold shares of common stock to satisfy the tax withholding obligation upon vesting of an employee’s deferred shares. Any shares withheld are returned to treasury and are available for future issuance. The Company withheld 30,154 and 49,138 shares of common stock during fiscal 2011 and fiscal 2010, respectively, to satisfy these obligations. The Company has 1,417,539 treasury shares as of June 30, 2011 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) is the result of the foreign currency translation adjustment recorded when the financial statements of our Canadian dollar functional currency operations are converted to the U.S. dollar reporting currency.

Note 11—Stock-Based Compensation

Total stock-based compensation expense for the twelve months ended June 30, 2011, June 30, 2010, and May 31, 2009 was $2.4 million, $2.1 million and $2.2 million, respectively. Stock-based compensation expense for the one month ended June 30, 2009 totaled $0.2 million. Measured but unrecognized stock-based compensation expense at June 30, 2011 was $6.4 million, all of which related to nonvested deferred shares. These amounts are expected to be recognized as expense over a weighted average period of 2.2 years. The recognized tax benefit related to the stock-based compensation expense for the 12 months ended June 30, 2011, June 30, 2010 and May 31, 2009 totaled $0.9 million, $0.7 million and $0.7 million, respectively. The recognized tax benefit was $0.1 million for the one month ended June 30, 2009.

Plan Information

The Company’s 2004 Stock Incentive Plan (“2004 Plan”) provides stock-based incentives for officers, other key employees and directors. Stock options, restricted stock units, stock appreciation rights and performance shares can be issued under this plan. Awards totaling 2,300,000 shares have been authorized under this plan, of which approximately 895,000 shares were available for grant at June 30, 2011.

Stock Options

Stock options are granted at the market value of the Company’s common stock on the grant date and expire after 10 years. Employee stock options generally vest annually, in equal increments, over a five-year period beginning one year after the grant date. Options granted to non-employee directors generally vest annually, in equal installments, over a two-year period beginning one year after the grant date. The Company’s policy is to issue shares upon the exercise of stock options from its treasury shares, if available. The Company has not granted stock options since fiscal 2006 and all previously issued stock options have vested.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Stock option activity and related information for the year ended June 30, 2011 is as follows:

	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Aggregate Intrinsic Value
		(Years)		(In thousands)
Outstanding at June 30, 2010	324,180	4.1	$8.03
Granted	—		$—
Exercised	32,000		$5.17	$218

Cancelled	—		$—

Outstanding at June 30, 2011	292,180	3.2	$8.34	$1,473

Vested or expected to vest at June 30, 2011	292,180	3.2	$8.34	$1,473

Exercisable at June 30, 2011	292,180	3.2	$8.34	$1,473

The total intrinsic value of stock options exercised during fiscal 2011, 2010, and 2009 was $0.2 million, $0.2 million and $0.5 million, respectively. There were no options exercised in the June Transition Period.

The following table summarizes information about stock options at June 30, 2011:

	Stock Options Outstanding and Exercisable
Range of Exercise Price	Options Outstanding	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life
			(Years)
$2.13 – $ 3.70	28,200	$3.46	1.0
4.60 – 5.49	84,200	4.78	3.5
8.93 – 12.20	179,780	10.78	3.4

$2.13 – $12.20	292,180	$8.34	3.2

Nonvested Deferred Shares

The Company has issued nonvested deferred shares under the following types of arrangements:

•	Time based awards—These awards generally vest in five equal annual installments beginning one year after the grant date.

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

All awards vest upon the death, disability or retirement of the participant or upon a change of control of the Company.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Nonvested deferred share activity for the twelve months ended June 30, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested shares at June 30, 2010	1,028,486	$13.96
Shares granted	405,500	$10.57
Shares vested and released	(126,428)	$13.85
Shares cancelled	(350,550)	$17.34

Nonvested shares at June 30, 2011	957,008	$11.30

In fiscal 2009, due to the then current level of earnings and a reduced earnings forecast, the Company made the determination that the likelihood of achieving the minimum financial threshold required for the vesting of approximately 368,000 performance based shares issued in fiscal 2009 and 2008 was low. Therefore, pretax expense of $1.6 million previously recognized was reversed. Of the expense reversed, $0.7 million was originally recorded in fiscal 2008. In fiscal 2010 the Company determined that the likelihood of achieving the minimum threshold required for the vesting of approximately 65,000 performance based shares issued earlier in fiscal 2010 was low. As a result no expense has been recognized on this grant. The Company does not expect to achieve the stretch targets for the phantom stock awarded in fiscal 2010 and 2009; therefore, no expense has been recognized. The Company does not expect to recognize any future expense on the unvested performance based shares or the phantom stock unless the financial outlook unexpectedly improves.

There were 515,675 and 374,015 deferred shares granted in fiscal 2010 and 2009 with average grant date fair value of $9.74 and $11.97, respectively. There were no deferred shares granted in the June Transition Period. There were 126,428, 165,291 and 83,370 deferred shares that vested and were released in fiscal 2011, 2010 and 2009 with weighted average fair values of $9.52, $9.70 and $11.25 per share, respectively. There were no shares released in the June Transition Period.

Note 12—Earnings per Common Share

Basic earnings per share (“EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee and director stock options and nonvested deferred shares. Stock options are considered dilutive whenever the exercise price is less than the average market price of the stock during the period and antidilutive whenever the exercise price exceeds the average market price of the common stock during the period. Nonvested deferred shares are considered dilutive (antidilutive) whenever the average market value of the shares during the period exceeds (is less than) the sum or the related average unamortized compensation expense during the period plus the related hypothetical estimated excess tax benefit that will be realized when the shares vest. Stock options and nonvested deferred shares are considered antidilutive in the event we report a net loss.

The computation of basic and diluted EPS is as follows:

	Twelve Months Ended			One Month Ended
	June 30, 2011	June 30, 2010	May 31, 2009	June 30, 2009
	(In thousands, except per share data)
Basic EPS:
Net income	$18,982	$4,876	$30,589	$994

Weighted average shares outstanding	26,406	26,275	26,121	26,192

Basic EPS	$0.72	$0.19	$1.17	$0.04

Diluted EPS:
Weighted average shares outstanding—basic	26,406	26,275	26,121	26,192
Dilutive stock options	93	101	148	117
Dilutive nonvested deferred shares	187	123	121	125

Diluted weighted average shares	26,686	26,499	26,390	26,434

Diluted EPS	$0.71	$0.18	$1.16	$0.04

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The following securities are considered antidilutive and have been excluded from the calculation of diluted earnings per share:

	Twelve Months Ended			One Month Ended
	June 30, 2011	June 30, 2010	May 31, 2009	June 30, 2009
	(In thousands)
Stock options	105	110	21	106
Nonvested deferred shares	13	82	132	118

Total antidilutive securities	118	192	153	224

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

The Company’s matching contributions were $3.0 million, $3.1 million and $3.3 million for the twelve months ended June 30, 2011, June 30, 2010 and May 31, 2009, respectively and $0.3 million for the one month ended June 30, 2009.

Multi-employer Pension Plans

Contributions to union sponsored multi-employer pension plans totaled $10.4 million, $14.9 million and $14.4 million for fiscal 2011, 2010 and 2009, respectively and $1.0 million in the June Transition Period. Benefits under the plans are generally based on compensation levels and years of service. Under federal legislation regarding multi-employer pension plans, in the event of a withdrawal from a plan or plan termination, companies are required to continue funding their proportionate share of such plan’s unfunded vested benefits. We are a participant in multiple union sponsored multi-employer plans, and, as a plan participant, our potential obligation could be significant. The amount of the potential obligation is not currently ascertainable because the information required to determine such amount is not identifiable or readily available.

Employee Stock Purchase Plan

The Matrix Service Company 2011 Employee Stock Purchase Plan (“ESPP”) was effective January 1, 2011. The ESPP allows employees to purchase shares through payroll deductions and members of the Board of Directors to purchase shares from amounts withheld from their cash retainers. Share purchases are limited to an aggregate market value of no greater than $60,000 per calendar year per participant and are purchased at market value with no discount to the participant. Contributions are with after tax earnings and are accumulated in non-interest bearing accounts for quarterly purchases of company stock. Upon the purchase of shares, the participants receive all stockholder rights including dividend and voting rights, and are permitted to sell their shares at any time. The Company has made 1,000,000 shares available under the ESPP. The ESPP can be terminated at the discretion of the Board of Directors or on January 2, 2021. In fiscal 2011, 699 shares were issued under the ESPP.

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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The primary services of our Repair and Maintenance Services segment are aboveground storage tank repair and maintenance services including tank inspection, cleaning and ASME code repairs, planned major and routine maintenance for the downstream petroleum industry and electrical and instrumentation repair and maintenance.

Other consists of capital expenditures that relate to corporate assets as well as the period-end corporate asset balances.

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

Results of Operations

(In thousands)

	Construction Services	Repair and Maintenance Services	Other	Total
Twelve Months Ended June 30, 2011
Gross revenues	$375,682	$263,329	$—	$639,011
Less: inter-segment revenues	11,184	775	—	11,959

Consolidated revenues	364,498	262,554	—	627,052
Gross profit	49,484	25,430	—	74,914
Operating income	23,359	7,541	—	30,900
Segment assets	137,542	102,244	66,650	306,436
Capital expenditures	5,949	1,533	2,934	10,416
Depreciation and amortization expense	6,267	4,800	—	11,067

Twelve Months Ended June 30, 2010
Gross revenues	$333,937	$229,774	$—	$563,711
Less: inter-segment revenues	12,683	214	—	12,897

Consolidated revenues	321,254	229,560	—	550,814
Gross profit	34,374	18,548	—	52,922
Operating income	5,957	1,796	—	7,753
Segment assets	131,079	93,224	60,505	284,808
Capital expenditures	625	1,233	3,444	5,302
Depreciation and amortization expense	6,578	5,173	—	11,751

Twelve Months Ended May 31, 2009
Gross revenues	$422,223	$295,579	$—	$717,802
Less: inter-segment revenues	26,983	1,099	—	28,082

Consolidated revenues	395,240	294,480	—	689,720
Gross profit	50,959	43,364	—	94,323
Operating income	22,111	25,206	—	47,317
Segment assets	154,817	112,929	35,705	303,451
Capital expenditures	2,586	2,316	5,081	9,983
Depreciation and amortization expense	6,271	4,489	—	10,760

One Month Ended June 30, 2009
Gross revenues	$29,224	$17,297	$—	$46,521
Less: inter-segment revenues	693	3	—	696

Consolidated revenues	28,531	17,294	—	45,825
Gross profit	3,251	1,898	—	5,149
Operating income	1,141	438	—	1,579
Capital expenditures	121	64	163	348
Depreciation and amortization expense	543	451	—	994

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Geographical information is as follows:

	Revenues
	Twelve Months Ended			One Month Ended
	June 30, 2011	June 30, 2010	May 31, 2009	June 30, 2009
	(In thousands)
Domestic	$596,756	$518,750	$668,620	$44,264
International	30,296	32,064	21,100	1,561

	$627,052	$550,814	$689,720	$45,825

	Long-Lived Assets
	June 30, 2011	June 30, 2010	May 31, 2009	June 30, 2009
	(In thousands)
Domestic	$83,312	$81,424	$87,243	$85,966
International	6,693	4,517	4,023	3,772

	$90,005	$85,941	$91,266	$89,738

Segment revenue from external customers by market is as follows:

	Construction Services	Repair and Maintenance Services	Total
		(In thousands)
Twelve Months Ended June 30, 2011
Aboveground Storage Tanks	$183,125	$81,117	$264,242
Downstream Petroleum	70,473	115,267	185,740
Electrical and Instrumentation	84,731	66,170	150,901
Specialty	26,169	—	26,169

Total	$364,498	$262,554	$627,052

Twelve Months Ended June 30, 2010
Aboveground Storage Tanks	$135,883	$91,085	$226,968
Downstream Petroleum	87,003	114,976	201,979
Electrical and Instrumentation	71,999	23,499	95,498
Specialty	26,369	—	26,369

Total	$321,254	$229,560	$550,814

Twelve Months Ended May 31, 2009
Aboveground Storage Tanks	$177,821	$166,348	$344,169
Downstream Petroleum	144,179	106,149	250,328
Electrical and Instrumentation	45,874	21,983	67,857
Specialty	27,366	—	27,366

Total	$395,240	$294,480	$689,720

One Month Ended June 30, 2009
Aboveground Storage Tanks	$10,267	$8,634	$18,901
Downstream Petroleum	8,593	7,039	15,632
Electrical and Instrumentation	7,459	1,621	9,080
Specialty	2,212	—	2,212

Total	$28,531	$17,294	$45,825

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Information about Significant Customers

In fiscal 2011, three customers accounted for 14%, 11% and 10% of our Construction Services revenue, respectively. Two other customers accounted for 22% and 11% of our Repair and Maintenance Services revenue, respectively. No customers accounted for greater than 10% of our consolidated revenue.

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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Matrix Service Company

Quarterly Financial Data (Unaudited)

Fiscal Years Ended June 30, 2011 and June 30, 2010

	First Quarter(a)	Second Quarter(b)	Third Quarter(c)	Fourth Quarter(d)
	(In thousands, except per share amounts)
Fiscal Year 2011
Revenues	$151,838	$175,252	$136,333	$163,629
Gross profit	15,702	19,768	18,570	20,874
Operating income	5,113	8,632	7,640	9,515
Net income	3,089	5,287	4,923	5,683
Earnings per common share:
Basic	0.12	0.20	0.19	0.21
Diluted	0.12	0.20	0.18	0.21

Fiscal Year 2010
Revenues	$137,650	$150,425	$122,013	$140,726
Gross profit	17,418	18,442	13,293	3,769
Operating income (loss)	7,331	7,066	45	(6,689)
Net income (loss)	4,509	4,533	63	(4,229)
Earnings (loss) per common share:
Basic	0.17	0.17	0.00	(0.16)
Diluted	0.17	0.17	0.00	(0.16)

(a)	The first quarter of fiscal 2010 includes a pretax charge on a legal matter of $1.2 million.
(b)	The second quarter of fiscal 2010 includes a pretax charge of $0.9 million for claims receivable excess collection costs.
(c)	The third quarter of fiscal 2010 includes a pretax charge on a legal matter of $0.7 million, a pretax charge of $0.6 million for claims receivable excess collection costs and a claims receivable write-off resulting in a pretax charge of $2.9 million.
(d)	The fourth quarter of fiscal 2010 includes a pretax charge on a legal matter of $3.1 million, a pretax charge of $4.6 million relating to projects at a Gulf Coast site and a pretax charge of $0.4 million for claims receivable excess collection costs.

A detailed discussion of these charges are included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this annual report on Form 10-K.

The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to changes in the average number of common shares outstanding and rounding.

Matrix Service Company

Schedule II—Valuation and Qualifying Accounts

June 30, 2011, June 30, 2010, May 31, 2009 and June 30, 2009

(In thousands)

COL. A	COL. B	COL. C ADDITIONS			COL. D		COL. E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts—Describe		Deductions—Describe		Balance at End of Period
Fiscal Year 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$1,404	$24	$—		$—		$1,428
Valuation reserve for deferred tax assets	774	—	—		—		774

Total	$2,178	$24	$—		$—		$2,202

Fiscal Year 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$776	$(40)	$831	(A)	$(163	)(B)	$1,404
Valuation reserve for deferred tax assets	774	—	—		—		774

Total	$1,550	$(40)	$831		$(163)		$2,178

June Transition Period
Deducted from asset accounts:
Allowance for doubtful accounts	$710	$66	$—		$—		$776
Valuation reserve for deferred tax assets	774	—	—		—		774

Total	$1,484	$66	$—		$—		$1,550

Fiscal Year 2009
Deducted from asset accounts:
Allowance for doubtful accounts	$269	$441	$—		$—		$710
Valuation reserve for deferred tax assets	2,377	—	—		(1,603	)(C)	774

Total	$2,646	$441	$—		$(1,603)		$1,484

(A)	Primarily relates to a reclassification of reserves that were initially recorded in billings on uncompleted contracts in excess of costs and estimated earnings.
(B)	Receivables written off against allowance for doubtful accounts.
(C)	Operating loss carryforwards previously reserved were utilized or deemed utilizable resulting in a reduction in the valuation reserve of $1,603. The recognition of the operating loss carryforward resulted in a $646 charge to goodwill and a reduction of the fiscal 2009 tax provision of $957.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2011.

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

The information required by this item with respect to the Company’s directors and corporate governance is incorporated herein by reference to the sections entitled “Proposal Number 1: Election of Directors” and “Corporate Governance and Board Matters” in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (“Proxy Statement”). The information required by this item with respect to the Company’s executive officers is incorporated herein by reference to the section entitled “Executive Officer Information” in the Proxy Statement. The information required by this item with respect to the Section 16 ownership reports is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

The following financial statements and supplementary data are filed as a part of this report under “Item 8—Financial Statements and Supplementary Data” in this Annual Report on Form 10-K:

Financial Statements of the Company

Management’s Report on Internal Control Over Financial Reporting	34

Reports of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)	35

Consolidated Balance Sheets as of June 30, 2011 and June 30, 2010	37

Consolidated Statements of Income for the Years Ended June 30, 2011, June 30, 2010 and May 31, 2009 and the One Month Ended June 30, 2009	39

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Years Ended June 30, 2011, June 30, 2010 and May 31, 2009 and the One Month Ended June 30, 2009	40

Consolidated Statements of Cash Flows for the Years Ended June 30, 2011, June 30, 2010 and May 31, 2009 and the One Month Ended June 30, 2009	42

Notes to Consolidated Financial Statements	44

Quarterly Financial Data (Unaudited)	63

Schedule II—Valuation and Qualifying Accounts	64

(2)	Financial Statement Schedules

The financial statement schedule is filed as a part of this report under Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended June 30, 2011, June 30, 2010 and May 31, 2009, and the one month ended June 30, 2009, immediately following Quarterly Financial Data (Unaudited). All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

(3)	The following documents are included as exhibits to this Annual Report on Form 10-K:

3.1	Amended and Restated Certificate of Incorporation (Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 333-156814) filed January 21, 2009 is hereby incorporated by reference).

3.2	Certification of Designations, Preferences and Rights of Series B Junior Preferred Stock dated November 12, 1999 (Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (File No. 333-117077) filed July 1, 2004 is hereby incorporated by reference).

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock pursuant to Section 151 of the General Corporation Law of the State of Delaware dated May 1, 2005 (Exhibit 3.5 to the Company’s Annual Report on Form 10-K (File No. 1-15461), filed August 17, 2005, is hereby incorporated by reference).

3.4	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock pursuant to Section 151 of the General Corporation Law of the State of Delaware dated October 23, 2006 (Exhibit 3.7 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 14, 2007, is herby incorporated by reference).

3.5	Amended and Restated Bylaws (Exhibit 3 to the Company’s Current Report on Form 8-K (File No. 1-15461) filed April 9, 2009, is hereby incorporated by reference).

4	Specimen Common Stock Certificate (Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-36081), filed July 26, 1990, is hereby incorporated by reference).

+10.1	Matrix Service Company 1990 Incentive Stock Option Plan (Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-56945), as amended, filed June 12, 1990, is hereby incorporated by reference).

+10.2	Matrix Service Company 1991 Incentive Stock Option Plan (Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 33-36081), filed July 26, 1990, is hereby incorporated by reference).

+10.3	Matrix Service Company 1995 Nonemployee Directors’ Stock Option Plan (Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-2771), filed April 24, 1996, is hereby incorporated by reference).

+10.4	Matrix Service 2004 Stock Incentive Plan (Exhibit A to the Company’s Proxy Statement filed on September 15, 2006 (File No. 1-15461), is hereby incorporated by reference).

+10.5	Amendment 1 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10 to Amended Schedule 14A filed on October 4, 2006 (File No. 1-15461) is hereby incorporated by reference).

+10.6	Amendment 2 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 5, 2008, is hereby incorporated by reference).

+10.7	Amendment 3 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit A to the Company’s Proxy Statement filed on September 11, 2009 (File No. 1-15461), is hereby incorporated by reference).

+10.8	Form of Restricted Stock Unit Award Agreement for non-employee directors (2004 Stock Incentive Plan) (Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed September 28, 2010 (the “2010 10-K”), is hereby incorporated by reference).

+10.9	Form of Restricted Stock Unit Award Agreement for employees (2004 Stock Incentive Plan) (Exhibit 10.9 to the 2010 10-K is hereby incorporated by reference).

+10.10	Form of Restricted Stock Unit Award Agreement for executive management (2004 Stock Incentive Plan) (Exhibit 10.10 to the 2010 10-K is hereby incorporated by reference).

+10.11	Form of Severance Agreement (Exhibit 10.6 to the Company’s current report on Form 8-K (File No. 1-15461), filed on October 27, 2006 is hereby incorporated by reference).

+10.12	Form of Amendment to Severance Agreement (Senior Executives), (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461), filed January 8, 2009 is hereby incorporated by reference).

+10.13	Form of Management Retention Agreement (Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed October 27, 2006 is hereby incorporated by reference).

+10.14	Form of Amendment to Severance Agreement (Key Employees), (Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461), filed January 8, 2009 is hereby incorporated by reference).

+10.15	Form of Stock Option Award Agreement (2004 Stock Incentive Plan) (Exhibit 10.5 to the Company’s annual report on Form 10-K (File No, 1-15461) filed August 4, 2006 is hereby incorporated by reference).

+10.16	Form of Stock Option Award Agreement (1995 Directors Plan) (Exhibit 10.6 to the Company’s annual report on Form 10-K (File No, 1-15461) filed August 4, 2006 is hereby incorporated by reference).

+10.17	Amendment No. 1 to the Matrix Service 1995 Nonemployee Directors’ Stock Option Plan (Exhibit B to the Company’s 2005 Proxy Statement filed on September 16, 2005, is hereby incorporated by reference).

+10.18	Amended and Restated Deferred Compensation Plan for Members of the Board of Directors (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461), filed January 8, 2009 is hereby incorporated by reference).

10.19	Second Amended and Restated Credit Agreement dated as of November 30, 2006, among the Company, as Borrower, the Lenders party thereto, J.P. Morgan Chase Bank, N.A., as Administrative Agent and J.P. Morgan Securities Inc. as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 10 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed on December 6, 2006, is hereby incorporated by reference).

10.20	First Amendment to Second Amended and Restated Credit Agreement dated as of July 6, 2007 (Exhibit 10 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed July 11, 2007 is hereby incorporated by reference).

10.21	Second Amendment to Second Amended and Restated Credit Agreement (Exhibit 10 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed February 13, 2009, is hereby incorporated by reference).

10.22	Third Amendment to Second Amended and Restated Credit Agreement (Exhibit 10.22 to the 2010 10-K is hereby incorporated by reference).

10.23	Fourth Amendment to Second Amended and Restated Credit Agreement (Exhibit 10 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461), filed May 4, 2011 is hereby incorporated by reference).

*10.24	Fifth Amendment to Second Amended and Restated Credit Agreement.

* 21	Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CEO.

*31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CFO.

*32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CEO.

*32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CFO.

*	Filed herewith.
+	Management Contract or Compensatory Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Matrix Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrix Service Company

Date: September 8, 2011	By:	/s/ John R. Hewitt
John R. Hewitt, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John R. Hewitt John R. Hewitt	President, Chief Executive Officer and Director (Principal Executive Officer)	September 8, 2011

/s/ Kevin S. Cavanah Kevin S. Cavanah	Vice President and Chief Financial Officer (Principal Accounting and Principal Financial Officer)	September 8, 2011

/s/ Michael J. Hall Michael J. Hall	Chairman of the Board of Directors	September 8, 2011

/s/ I. Edgar Hendrix I. Edgar Hendrix	Director	September 8, 2011

/s/ Paul K. Lackey Paul K. Lackey	Director	September 8, 2011

/s/ Tom E. Maxwell Tom E. Maxwell	Director	September 8, 2011

/s/ David J. Tippeconnic David J. Tippeconnic	Director	September 8, 2011

Index to Exhibits

3.1	Amended and Restated Certificate of Incorporation (Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 333-156814) filed January 21, 2009 is hereby incorporated by reference).

3.2	Certification of Designations, Preferences and Rights of Series B Junior Preferred Stock dated November 12, 1999 (Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (File No. 333-117077) filed July 1, 2004 is hereby incorporated by reference).

3.1	Amended and Restated Certificate of Incorporation (Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 333-156814) filed January 21, 2009 is hereby incorporated by reference.

3.2	Certification of Designations, Preferences and Rights of Series B Junior Preferred Stock dated November 12, 1999 (Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (File No. 333-117077) filed July 1, 2004 is hereby incorporated by reference).

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock pursuant to Section 151 of the General Corporation Law of the State of Delaware dated May 1, 2005 (Exhibit 3.5 to the Company’s Annual Report on Form 10-K (File No. 1-15461), filed August 17, 2005, is hereby incorporated by reference).

3.4	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock pursuant to Section 151 of the General Corporation Law of the State of Delaware dated October 23, 2006 (Exhibit 3.7 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 14, 2007, is hereby incorporated by reference).

3.5	Amended and Restated Bylaws (Exhibit 3 to the Company’s Current Report on Form 8-K (File No. 1-15461) filed April 9, 2009, is hereby incorporated by reference).

4	Specimen Common Stock Certificate (Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-36081), filed July 26, 1990, is hereby incorporated by reference).

+10.1	Matrix Service Company 1990 Incentive Stock Option Plan (Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-56945), as amended, filed June 12, 1990, is hereby incorporated by reference).

+10.2	Matrix Service Company 1991 Incentive Stock Option Plan (Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 33-36081), filed July 26, 1990, is hereby incorporated by reference).

+10.3	Matrix Service Company 1995 Nonemployee Directors’ Stock Option Plan (Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-2771), filed April 24, 1996, is hereby incorporated by reference).

+10.4	Matrix Service 2004 Stock Incentive Plan (Exhibit A to the Company’s Proxy Statement filed on September 15, 2006 (File No. 1-15461), is hereby incorporated by reference).

+10.5	Amendment 1 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10 to Amended Schedule 14A filed on October 4, 2006 (File No. 1-15461) is hereby incorporated by reference).

+10.6	Amendment 2 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 5, 2008, is hereby incorporated by reference).

+10.7	Amendment 3 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit A to the Company’s Proxy Statement filed on September 11, 2009 (File No. 1-15461), is hereby incorporated by reference).

+10.8	Form of Restricted Stock Unit Award Agreement for non-employee directors (2004 Stock Incentive Plan) (Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed September 28, 2010 (the “2010 10-K”), is hereby incorporated by reference).

+10.9	Form of Restricted Stock Unit Award Agreement for employees (2004 Stock Incentive Plan) (Exhibit 10.9 to the 2010 10-K is hereby incorporated by reference).

+10.10	Form of Restricted Stock Unit Award Agreement for executive management (2004 Stock Incentive Plan) (Exhibit 10.10 to the 2010 10-K is hereby incorporated by reference).

+10.11	Form of Severance Agreement (Exhibit 10.6 to the Company’s current report on Form 8-K (File No. 1-15461), filed on October 27, 2006 is hereby incorporated by reference).

+10.12	Form of Amendment to Severance Agreement (Senior Executives), (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461), filed January 8, 2009 is hereby incorporated by reference).

+10.13	Form of Management Retention Agreement (Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed October 27, 2006 is hereby incorporated by reference).

+10.14	Form of Amendment to Severance Agreement (Key Employees), (Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461), filed January 8, 2009 is hereby incorporated by reference).

+10.15	Form of Stock Option Award Agreement (2004 Stock Incentive Plan) (Exhibit 10.5 to the Company’s annual report on Form 10-K (File No, 1-15461) filed August 4, 2006 is hereby incorporated by reference).

+10.16	Form of Stock Option Award Agreement (1995 Directors Plan) (Exhibit 10.6 to the Company’s annual report on Form 10-K (File No, 1-15461) filed August 4, 2006 is hereby incorporated by reference).

+10.17	Amendment No. 1 to the Matrix Service 1995 Nonemployee Directors’ Stock Option Plan (Exhibit B to the Company’s 2005 Proxy Statement filed on September 16, 2005, is hereby incorporated by reference).

+10.18	Amended and Restated Deferred Compensation Plan for Members of the Board of Directors (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461), filed January 8, 2009 is hereby incorporated by reference).

10.19	Second Amended and Restated Credit Agreement dated as of November 30, 2006, among the Company, as Borrower, the Lenders party thereto, J.P. Morgan Chase Bank, N.A., as Administrative Agent and J.P. Morgan Securities Inc. as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 10 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed on December 6, 2006, is hereby incorporated by reference).

10.20	First Amendment to Second Amended and Restated Credit Agreement dated as of July 6, 2007 (Exhibit 10 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed July 11, 2007 is hereby incorporated by reference).

10.21	Second Amendment to Second Amended and Restated Credit Agreement (Exhibit 10 to the Company’s Current Report on Form 8-K (File No. 1-15461), filed February 13, 2009, is hereby incorporated by reference).

10.22	Third Amendment to Second Amended and Restated Credit Agreement (Exhibit 10.22 to the 2010 10-K is hereby incorporated by reference).

10.23	Fourth Amendment to Second Amended and Restated Credit Agreement (Exhibit 10 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461), filed May 4, 2011 is hereby incorporated by reference).

*10.24	Fifth Amendment to Second Amended and Restated Credit Agreement.

*21	Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CEO.

*31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CFO.

*32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CEO.

*32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CFO.

*	Filed herewith.
+	Management Contract or Compensatory Plan.