Form 10-Q
period 2011-09-30
MATRIX SERVICE CO
filed 2011-11-08
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

As of November 1, 2011 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 25,877,241 shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Matrix Service Company

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	September 30, 2011	September 30, 2010

Revenues	$169,321	$151,838
Cost of revenues	151,228	136,136

Gross profit	18,093	15,702
Selling, general and administrative expenses	11,483	10,589

Operating income	6,610	5,113

Other income (expense):
Interest expense	(277)	(170)
Interest income	3	13
Other	(676)	27

Income before income tax expense	5,660	4,983
Provision for federal, state and foreign income taxes	2,151	1,894

Net income	$3,509	$3,089

Basic earnings per common share	$0.13	$0.12

Diluted earnings per common share	$0.13	$0.12

Weighted average common shares outstanding:
Basic	26,400	26,342
Diluted	26,722	26,549

See accompanying notes.

Matrix Service Company

Condensed Consolidated Balance Sheets

(In thousands)

(unaudited)

	September 30, 2011	June 30, 2011
Assets

Current assets:
Cash and cash equivalents	$38,685	$59,357
Accounts receivable, less allowances (September 30, 2011 - $1,395 and June 30, 2011 - $1,428)	104,481	103,483
Costs and estimated earnings in excess of billings on uncompleted contracts	50,501	40,056
Inventories	2,328	2,249
Income tax receivable	—	399
Deferred income taxes	6,295	5,607
Other current assets	3,989	4,399

Total current assets	206,279	215,550

Property, plant and equipment at cost:
Land and buildings	28,335	28,287
Construction equipment	55,701	55,272
Transportation equipment	23,037	21,690
Furniture and fixtures	15,465	15,442
Construction in progress	2,694	2,465

	125,232	123,156
Accumulated depreciation	(71,385)	(69,845)

	53,847	53,311
Goodwill	28,834	29,058
Other intangible assets	6,840	6,953
Other assets	3,473	1,564

Total assets	$299,273	$306,436

See accompanying notes.

Matrix Service Company

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	September 30, 2011	June 30, 2011
Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$44,534	$36,377
Billings on uncompleted contracts in excess of costs and estimated earnings	25,542	35,485
Accrued insurance	7,990	7,514
Accrued wages and benefits	11,718	18,099
Income tax payable	2,678	—
Current capital lease obligation	176	262
Other accrued expenses	2,371	2,401

Total current liabilities	95,009	100,138

Long-term capital lease obligation	16	38
Deferred income taxes	5,209	5,789
Acquisition payable	800	800

Total liabilities	101,034	106,765

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock - $.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of September 30, 2011, and June 30, 2011	279	279
Additional paid-in capital	114,561	113,686
Retained earnings	103,740	100,231
Accumulated other comprehensive income	477	1,436

	219,057	215,632

Less: Treasury stock, at cost –1,898,263 shares as of September 30, 2011, and 1,417,539 shares as of June 30, 2011	(20,818)	(15,961)

Total stockholders’ equity	198,239	199,671

Total liabilities and stockholders’ equity	$299,273	$306,436

See accompanying notes.

Matrix Service Company

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	September 30, 2011	September 30, 2010
Operating activities:

Net income	$3,509	$3,089
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	2,826	2,798
Deferred income tax	(977)	108
Gain on sale of property, plant and equipment	(42)	(2)
Allowance for uncollectible accounts	(33)	3
Stock-based compensation expense	969	573
Other	34	33
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(965)	(15,395)
Costs and estimated earnings in excess of billings on uncompleted contracts	(10,445)	(3,217)
Inventories	(79)	695
Other assets	(1,591)	938
Accounts payable	7,474	(7,447)
Billings on uncompleted contracts in excess of costs and estimated earnings	(9,943)	8,157
Accrued expenses	(5,935)	2,913
Income tax receivable/payable	3,077	1,503

Net cash used by operating activities	(12,121)	(5,251)

Investing activities:

Acquisition of property, plant and equipment	(2,988)	(2,259)
Proceeds from asset sales	166	5

Net cash used by investing activities	$(2,822)	$(2,254)

See accompanying notes.

Matrix Service Company

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(unaudited)

	Three Months Ended
	September 30, 2011	September 30, 2010
Financing activities:

Exercise of stock options	$49	$—
Capital lease payments	(108)	(245)
Payment of debt amendment fees	—	(216)
Treasury shares issued to Employee Stock Purchase Plan	14	—
Open market purchase of treasury shares	(4,872)	—
Other treasury share purchases	(108)	(4)

Net cash used by financing activities	(5,025)	(465)

Effect of exchange rate changes on cash	(704)	341

Net decrease in cash and cash equivalents	(20,672)	(7,629)
Cash and cash equivalents, beginning of period	59,357	50,899

Cash and cash equivalents, end of period	$38,685	$43,270

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$169	$127

Interest	$207	$132

Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$683	$729

See accompanying notes.

Matrix Service Company

Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

(In thousands, except share data)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balances, June 30, 2011	$279	$113,686	$100,231	$(15,961)	$1,436	$199,671

Net income	—	—	3,509	—	—	3,509
Other comprehensive loss	—	—	—	—	(959)	(959)

Comprehensive income						2,550
Exercise of stock options (5,400 shares)	—	35	—	14	—	49
Tax effect of exercised stock options and vesting of deferred shares	—	(34)	—	—	—	(34)
Issuance of deferred shares (40,787 shares)	—	(106)	—	106	—	—
Employee Stock Purchase Plan share purchase (1,012 shares)	—	11	—	3	—	14
Open market purchase of treasury shares (517,088 shares)	—	—	—	(4,872)	—	(4,872)
Other treasury share purchases (10,835 shares)	—	—	—	(108)	—	(108)

Stock-based compensation expense	—	969	—	—	—	969

Balances, September 30, 2011	$279	$114,561	$103,740	$(20,818)	$477	$198,239

Balances, June, 30 2010	$279	$111,637	$81,252	$(16,078)	$495	$177,585

Net income	—	—	3,089	—	—	3,089
Other comprehensive income	—	—	—	—	387	387

Comprehensive income						3,476
Tax effect from the vesting of deferred shares	—	(6)	—	—	—	(6)
Issuance of deferred shares (1,234 shares)	—	(3)	—	3	—	—
Treasury share purchases (462 shares)	—	—	—	(4)	—	(4)
Stock-based compensation expense	—	573	—	—	—	573

Balances, September 30, 2010	$279	$112,201	$84,341	$(16,079)	$882	$181,624

See accompanying notes.

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Basis of Presentation

The condensed consolidated financial statements include the accounts of Matrix Service Company (“Matrix Service”, “we”, “our”, “us”, “its” or the “Company”) and its subsidiaries, all of which are wholly owned. Intercompany balances and transactions have been eliminated in consolidation.

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

The accompanying condensed financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2011, included in the Company’s Annual Report on Form 10-K for the year then ended. The Company’s business is cyclical due to the scope and timing of projects released by its customer base. In addition, Matrix Service generates a significant portion of its revenues under a comparatively few major contracts, which often do not commence or terminate in the same period from one year to the next. Accordingly, results for any interim period may not necessarily be indicative of future operating results.

Note 2 – Recently Issued Statements of Financial Accounting Standards

Accounting Standards Update 2011-05, Comprehensive Income: Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company will be required to report comprehensive income in either a single contiguous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This new guidance is to be applied retrospectively. The provisions of ASU 2011-05 are effective for interim and annual periods beginning after December 15, 2011; therefore, the Company will adopt ASU 2011-05 in the third quarter of fiscal 2012. We do not believe ASU 2011-05 will impact the Company’s financial position or results of operations, as it only requires a change in the format of the current presentation.

Accounting Standards Update 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan

In September 2011, the FASB issued Accounting Standards Update No. 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan (“ASU 2011-09”). ASU 2011-09 requires employers to make additional separate disclosures for multiemployer pension and other postretirement benefit plans. Additional disclosures include, but are not limited to:

•	The plans in which an employer participates;

•	the level of participation, including the employer’s contributions to significant plans;

•	the financial health of significant plans; and

•	the nature of the employer’s commitment to the plans.

ASU 2011-09 does not change the current recognition and measurement guidance that requires an employer to recognize its required contribution as a pension or other postretirement benefit cost for the period and to recognize a liability for any contributions due at the reporting date. ASU 2011-09 does not change the requirement that an employer apply the recognition, measurement, and disclosure provisions for contingencies under ASC 450. Under ASC 450, if we determine that an obligation due to withdrawal

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

from a multiemployer plan is probable, the recognition of a liability and disclosure of the contingency is required. If we determine that an obligation due to withdrawal from a multiemployer plan is reasonably possible, only the disclosure of the contingency is required.

ASU 2011-09 is effective for fiscal years ending after December 15, 2011, with early adoption permitted. The Company is currently gathering the necessary information and will include the required disclosures in its annual report for the twelve months ended June 30, 2012. We do not believe ASU 2011-09 will impact the Company’s financial position or results of operations, as it is only requiring additional disclosures regarding the Company’s participation in multiemployer plans.

Note 3 – Uncompleted Contracts

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

	September 30, 2011	June 30, 2011
	(in thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$628,665	$583,334
Billings on uncompleted contracts	603,706	578,763

	$24,959	$4,571

Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$50,501	$40,056
Billings on uncompleted contracts in excess of costs and estimated earnings	25,542	35,485

	$24,959	$4,571

Progress billings in accounts receivable at September 30, 2011 and June 30, 2011 included retentions to be collected within one year of $13.2 million and $13.9 million, respectively. Contract retentions collectible beyond one year totaled $2.7 million at September 30, 2011 and $0.9 million at June 30, 2011.

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Intangible Assets Including Goodwill

Goodwill

The changes in the carrying value of goodwill by segment are as follows:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Balance at July 1, 2011
Goodwill	$33,010	$21,048	$54,058
Cumulative impairment loss	(25,000)	—	(25,000)

	8,010	21,048	29,058
Translation adjustment	—	(224)	(224)

Balance at September 30, 2011
Goodwill	33,010	20,824	53,834
Cumulative impairment loss	(25,000)	—	(25,000)

	$8,010	$20,824	$28,834

Other Intangible Assets

Information on the carrying value of other intangible assets is as follows:

		At September 30, 2011
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 12	$2,460	$(460)	$2,000
Customer based	1 to 15	2,657	(153)	2,504
Other	3 to 5	547	(81)	466

Total amortizing intangibles		5,664	(694)	4,970
Trade name	Indefinite	1,870	—	1,870

Total intangible assets		$7,534	$(694)	$6,840

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

		At June 30, 2011
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 12	$2,460	$(418)	$2,042
Customer based	1 to 15	2,657	(108)	2,549
Other	3 to 5	547	(55)	492

Total amortizing intangibles		5,664	(581)	5,083
Trade name	Indefinite	1,870	—	1,870

Total intangible assets		$7,534	$(581)	$6,953

Amortization expense totaled approximately $0.1 million in the first quarter of fiscal 2012 and the first quarter of fiscal 2011. Amortization expense is expected to be $0.4 million annually in fiscal years 2012 to 2016.

Note 5 – Debt

At September 30, 2011, the Company had a five-year, $75.0 million senior revolving credit facility (“Credit Facility”) with a November 30, 2012 expiration date.

Availability under the senior credit facility was as follows:

	September 30, 2011	June 30, 2011
	(In thousands)
Capacity under the Credit Facility	$75,000	$75,000
Letters of credit issued	7,553	7,484

Availability under senior credit facility	$67,447	$67,516

The Credit Facility was guaranteed by substantially all of the Company’s subsidiaries and was secured by a lien on substantially all of the Company’s assets. The credit agreement contained customary affirmative and negative covenants that placed certain restrictions on the Company, including limits on new debt, operating and capital lease obligations, asset sales and certain distributions, including dividends. At September 30, 2011, the Company was in compliance with all affirmative, negative, and financial covenants under the credit agreement.

On November 7, 2011, the Company entered into the Third Amended and Restated Credit Agreement (the “New Credit Agreement”), by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Lender and Issuing Bank, and the other Lenders party thereto, which replaces the Second Amended and Restated Credit Agreement dated as of November 30, 2006, as previously amended (the “Prior Credit Agreement”).

The New Credit Agreement provides for a five-year senior secured revolving credit facility of $125.0 million, which replaces the $75.0 million senior revolving credit facility under the Prior Credit Agreement. The New Credit Agreement may be used for working capital, issuance of letters of credit and other lawful corporate purposes.

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

As with the Prior Credit Agreement, the New Credit Agreement includes significant covenants and borrowing limitations. Covenants and limitations in the Prior Credit Agreement that did not change and are included in the New Credit Agreement, include but are not limited to, the following:

•	We are required to maintain a Senior Leverage Ratio of less than 2.50 to 1.00.

•

As with the Prior Credit Agreement, we will be required to maintain a fixed charge coverage ratio greater than or equal to 1.25 to 1.00. However, the numerator will now consist of Consolidated EBITDA less Capital Expenditures and Distributions.

The New Credit Agreement differs in certain respects from the Prior Credit Agreement including, but not limited to, the following:

•	The previous financial covenant requiring us to maintain an Asset Coverage Ratio greater than or equal to 1.45 to 1.00 has been eliminated.

•

The previous financial covenant requiring us to maintain a Tangible Net Worth of no less than the sum of $110.0 million, plus the net proceeds of any issuance of equity that occurs after November 30, 2008, plus 50% of all positive quarterly net income after November 30, 2008 was eliminated.

•	The limitations on capital lease and operating lease obligations have been eliminated.

•

The limit on asset dispositions (other than inventory and obsolete or unneeded equipment disposed of in the ordinary course of business) has been increased from $7.5 million per 12-month period to $15.0 million per 12-month period.

•

Amounts borrowed under the new credit facility bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The New Credit Agreement includes additional margin ranges on Alternate Base Rate loans between 0.75% and 1.5% and 1.75% and 2.5% on LIBOR-based loans. The additional margins in the Prior Credit Agreement were between 1.00% and 1.75% on Alternate Base Rate loans and between 2.00% and 2.75% on LIBOR-based loans.

•

The New Credit Agreement also permits us to borrow in Canadian dollars with a sublimit of U.S. $15 million. Amounts borrowed in Canadian dollars will bear interest either at the “CDOR Rate,” plus an additional margin based on the Senior Leverage Ratio ranging from 1.75% to 2.5%, or at the “Canadian Prime Rate,” plus an additional margin based on the Senior Leverage Ratio ranging from 2.25% to 3.0%. The CDOR Rate is equal to the sum of the annual rate of interest which is the rate determined as being the arithmetic average of the quotations of all institutions listed in respect of the relevant CDOR interest period for Canadian Dollar denominated bankers’ acceptances, plus 0.1%. The Canadian Prime Rate is equal to the greater of (i) the rate of interest per annum most recently announced or established by JPMorgan Chase Bank, N.A., Toronto Branch as its reference rate in effect on such day for determining interest rates for Canadian Dollar denominated commercial loans in Canada and commonly known as the “prime rate” and (ii) the CDOR Rate plus 1.0%.

•

The Unused Credit Facility Fee, which continues to be based on the Senior Leverage Ratio, was reduced from a range of 0.35% to 0.50% under the Prior Credit Agreement to a range of 0.30% to 0.45% under the New Credit Agreement.

Note 6 – Income Taxes

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

Typically our contracts require us to indemnify our customers for injury, damage or loss arising from the performance of our services and provide warranties for materials and workmanship. The Company may also be required to name the customer as an additional insured up to the limits of insurance available, or we may be required to purchase insurance policies or surety bonds for specific customers or provide letters of credit in lieu of bonds to satisfy performance and financial guarantees on some projects. Matrix Service maintains a performance and payment bonding line sufficient to support the business. The Company generally requires its subcontractors to indemnify the Company and the Company’s customer and name the Company as an additional insured for activities arising out of the subcontractors’ work. We also require certain subcontractors to provide additional insurance policies, including surety bonds in favor of the Company, to secure the subcontractors’ work or as required by the subcontract.

There can be no assurance that our insurance and the additional insurance coverage provided by our subcontractors will fully protect us against a valid claim or loss under the contracts with our customers.

Unapproved Change Orders and Claims

Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of $5.1 million at September 30, 2011 and June 30, 2011. There were no revenues related to claims included in costs and estimated earnings in excess of billings on uncompleted contracts at September 30, 2011 or June 30, 2011. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers may not pay these amounts until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

Acquired Claims Receivable

The Company continues to pursue collection of certain claim receivables acquired in connection with the purchase of S.M. Electric Company, Inc. in February 2009. In September 2011, we received $1.5 million as settlement for a portion of these claims. The settlement amount approximated the book value of the receivable; therefore, no gain or loss was recognized. The recorded value at September 30, 2011 of $0.7 million represents the Company’s best estimate of the remaining amount to be collected. Recovering the remaining receivable, including any amounts due not specifically related to the claim, will require mediation or litigation and the ultimate amount realized may be significantly different than the recorded amount resulting in a material adjustment to future earnings.

Other

The Company and its subsidiaries are named as defendants in various other legal actions. It is the opinion of management that none of the known legal actions will have a material adverse impact on the Company’s financial position, results of operations or liquidity.

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Other Comprehensive Income

Other comprehensive income (loss) consists of foreign currency translation adjustments.

	Three Months Ended
	September 30, 2011	September 30, 2010
	(In thousands)
Net income	$3,509	$3,089
Other comprehensive income (loss)	(959)	387

Comprehensive income	$2,550	$3,476

Note 9 – Earnings per Common Share

Basic earnings per share (“Basic EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) includes the dilutive effect of employee and director stock options and nonvested deferred shares.

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended
	September 30, 2011	September 30, 2010
	(In thousands, except per share data)
Basic EPS:
Net income	$3,509	$3,089

Weighted average shares outstanding	26,400	26,342

Basic EPS	$0.13	$0.12

Diluted EPS:
Weighted average shares outstanding – basic	26,400	26,342
Dilutive stock options	87	77
Dilutive nonvested deferred shares	235	130

Diluted weighted average shares	26,722	26,549

Diluted EPS	$0.13	$0.12

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended
	September 30,	September 30,
	2011	2010
	(In thousands)
Stock options	105	121
Nonvested deferred shares	48	81

Total antidilutive securities	153	202

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

Segment assets consist primarily of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment, goodwill and other intangible assets.

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

Results of Operations

(in thousands)

	Construction Services	Repair and Maintenance Services	Other	Total
Three Months Ended September 30, 2011
Gross revenues	$102,865	$70,022	$—	$172,887
Less: Inter-segment revenues	3,268	298	—	3,566

Consolidated revenues	99,597	69,724	—	169,321
Gross profit	10,871	7,222	—	18,093
Operating income	3,910	2,700	—	6,610
Segment assets	146,288	106,049	46,936	299,273
Capital expenditures	1,786	691	511	2,988
Depreciation and amortization expense	1,671	1,155	—	2,826

Three Months Ended September 30, 2010
Gross revenues	$99,620	$54,431	$—	$154,051
Less: Inter-segment revenues	2,106	107	—	2,213

Consolidated revenues	97,514	54,324	—	151,838
Gross profit	11,344	4,358	—	15,702
Operating income	4,779	334	—	5,113
Segment assets	147,082	97,252	48,246	292,580
Capital expenditures	872	238	1,149	2,259
Depreciation and amortization expense	1,549	1,249	—	2,798

Segment revenue from external customers by market is as follows:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Three Months Ended September 30, 2011
Aboveground Storage Tanks	$58,654	$24,599	$83,253
Downstream Petroleum	19,622	31,888	51,510
Electrical and Instrumentation	15,038	13,237	28,275
Specialty	6,283	—	6,283

Total	$99,597	$69,724	$169,321

Three Months Ended September 30, 2010
Aboveground Storage Tanks	$40,780	$21,232	$62,012
Downstream Petroleum	20,927	22,406	43,333
Electrical and Instrumentation	29,922	10,686	40,608
Specialty	5,885	—	5,885

Total	$97,514	$54,324	$151,838

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting policies from those reported in our fiscal 2011 Annual Report on Form 10-K filed with the SEC. For more information on our critical accounting policies, see Part II, Item 7 of our fiscal 2011 Annual Report on Form 10-K. The following section provides certain information with respect to our critical accounting estimates as of the close of our most recent quarterly period.

Unapproved Change Orders and Claims

Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of $5.1 million at September 30, 2011 and June 30, 2011. There were no revenues related to claims included in costs and estimated earnings in excess of billings on uncompleted contracts at September 30, 2011 or June 30, 2011. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.

Acquired Claims Receivable

The Company continues to pursue collection of certain claim receivables acquired in connection with the purchase of S.M. Electric Company, Inc. in February 2009. In September 2011, we received $1.5 million as settlement for a portion of these claims. The settlement amount approximated the book value of the receivable; therefore, no gain or loss was recognized. The recorded value at September 30, 2011 of $0.7 million represents the Company’s best estimate of the remaining amount to be collected. Recovering the remaining receivable, including any amounts due not specifically related to the claim, will require mediation or litigation and the ultimate amount realized may be significantly different than the recorded amount resulting in a material adjustment to future earnings.

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. As of September 30, 2011 and June 30, 2011, the Company recorded insurance reserves totaling $8.0 million, and $7.5 million, respectively. These amounts represent our best estimate of our ultimate obligations for asserted claims, insurance premium obligations and claims incurred but not yet reported. We establish reserves for claims using a combination of actuarially determined estimates and case-by-case evaluations of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions, including the assumed losses for claims incurred but not reported, are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. If actual results of claim settlements are different than the amounts estimated, we may be exposed to gains and losses that could be significant.

Goodwill

The Company has three significant reporting units with goodwill representing 55%, 15% and 14% of the total goodwill balance. Our most recent annual goodwill impairment test, performed in the fourth quarter of fiscal 2011, indicated that the fair value of these reporting units exceeded their respective carrying values by 26%, 94% and 82%, respectively. Based on the excess of estimated fair value over carrying value and the absence of any indicators of impairment at September 30, 2011, the Company does not currently anticipate recording a goodwill impairment charge for any of its operating units.

Recently Issued Accounting Standards

Accounting Standards Update 2011-05, Comprehensive Income: Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company will be required to report comprehensive income in either a single contiguous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This new guidance is to be applied retrospectively. The provisions of ASU 2011-05 are effective for interim and annual periods beginning after December 15, 2011; therefore, the Company will adopt ASU 2011-05 in the third quarter of fiscal 2012. We do not believe ASU 2011-05 will impact the Company’s financial position or results of operations, as it only requires a change in the format of the current presentation.

Accounting Standards Update 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan

In September 2011, the FASB issued Accounting Standards Update No. 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan (“ASU 2011-09”). ASU 2011-09 requires employers to make additional separate disclosures for multiemployer pension and other postretirement benefit plans. Additional disclosures include, but are not limited to:

•	The plans in which an employer participates;

•	the level of participation, including the employer’s contributions to significant plans;

•	the financial health of significant plans; and

•	the nature of the employer’s commitment to the plans.

ASU 2011-09 does not change the current recognition and measurement guidance that requires an employer to recognize its required contribution as a pension or other postretirement benefit cost for the period and to recognize a liability for any contributions due at the reporting date. ASU 2011-09 does not change the requirement that an employer apply the recognition, measurement, and disclosure provisions for contingencies under ASC 450. Under ASC 450, if we determine that an obligation due to withdrawal from a multiemployer plan is probable, the recognition of a liability and disclosure of the contingency is required. If we determine that an obligation due to withdrawal from a multiemployer plan is reasonably possible, only the disclosure of the contingency is required.

ASU 2011-09 is effective for fiscal years ending after December 15, 2011, with early adoption permitted. The Company is currently gathering the necessary information and will include the required disclosures in its annual report for the twelve months ended June 30, 2012. We do not believe ASU 2011-09 will impact the Company’s financial position or results of operations, as it is only requiring additional disclosures regarding the Company’s participation in multiemployer plans.

RESULTS OF OPERATIONS

Overview

The Company has two reportable segments, Construction Services and Repair and Maintenance Services. The majority of the work for both segments is performed in the United States with 7.8% of revenues generated in Canada during the first quarter of fiscal 2012.

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

The primary services of our Repair and Maintenance Services segment are aboveground storage tank repair and maintenance services, planned major and routine maintenance for the downstream petroleum industry and electrical and instrumentation repair and maintenance for various industries.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Consolidated

Consolidated revenues were $169.3 million for the three months ended September 30, 2011, an increase of $17.5 million, or 11.5%, from consolidated revenues of $151.8 million in the same period in the prior fiscal year. The increase in consolidated revenues was a result of an increase of $15.4 million in Repair and Maintenance Services revenues and an increase of $2.1 million in Construction Services revenues.

Consolidated gross profit increased from $15.7 million in the three months ended September 30, 2010 to $18.1 million in the three months ended September 30, 2011. The increase of $2.4 million was primarily due to higher revenues and slightly higher gross margins, which increased to 10.7% in the first quarter of fiscal 2012 compared to 10.3% in the same period in the prior fiscal year.

Consolidated SG&A expenses for the first quarter of fiscal 2012 were $11.5 million compared to $10.6 million in the first quarter of fiscal 2011. The net increase of $0.9 million was primarily due to non-routine stock compensation and relocation expenses and increased costs due to strategic realignment activities. SG&A expense as a percentage of revenue decreased to 6.8% in the three months ended September 30, 2011 compared to 7.0% in the same period in the prior fiscal year.

Net interest expense was $0.3 million in the three months ended September 30, 2011 compared to $0.2 million in the same period in the prior fiscal year.

Other expense in the three months ended September 30, 2011 was $0.7 million and related primarily to foreign currency transaction losses.

The effective tax rate was 38.0% for the three months ended September 30, 2011 and 2010.

Construction Services

Revenues for the Construction Services segment were $99.6 million in the first quarter of fiscal 2012, compared with $97.5 million in the same period a year earlier. The increase of $2.1 million was due to higher Aboveground Storage Tank revenues which increased to $58.7 million in the three months ended September 30, 2011 compared to $40.8 million in the same period a year earlier, and higher Specialty revenues, which increased to $6.3 million in the first quarter of fiscal 2012, compared to $5.9 million in the first quarter of fiscal 2011. These increases were largely offset by lower Electrical and Instrumentation and Downstream Petroleum revenues, which were $15.0 million and $19.6 million, respectively, in the three months ended September 30, 2011, compared to $29.9 million and $20.9 million, respectively, in the same period a year earlier. The decrease in Electrical and Instrumentation revenues is primarily due to the completion of projects that contributed significantly to revenues in the first quarter of fiscal 2011.

Gross profit decreased from $11.3 million in the first quarter of fiscal 2011 to $10.9 million in the first quarter of fiscal 2012. The decrease of $0.4 million was primarily due to lower gross margins which decreased to 10.9% in the three months ended September 30, 2011 compared to 11.6% a year earlier. The lower gross margins were primarily due to lower overhead cost recovery in the first quarter of fiscal 2012, partially offset by higher direct margins.

Repair and Maintenance Services

Revenues for the Repair and Maintenance Services segment were $69.7 million in the first quarter of fiscal 2012, compared with $54.3 million in the same period a year earlier. The increase of $15.4 million was due to higher Downstream Petroleum revenues which increased to $31.9 million in the first quarter of fiscal 2012 compared to $22.4 million in the same period a year earlier, higher Aboveground Storage Tank revenues, which increased to $24.6 million in the first quarter of fiscal 2012 compared to $21.2 million in the first quarter of fiscal 2011, and higher Electrical and Instrumentation revenues, which were $13.2 million in fiscal 2012 versus $10.7 million in the same period a year earlier. The increase in Downstream Petroleum revenues is primarily due to a higher volume of turnaround activity in the first quarter of fiscal 2012.

Gross profit increased from $4.4 million in the first quarter of fiscal 2011 to $7.2 million in the first quarter of fiscal 2012. The $2.8 million increase was due to higher revenues combined with higher gross margins which increased to 10.4% in the three months ended September 30, 2011 compared to 8.0% in the same period a year earlier. The improvement in gross margins in the first quarter of fiscal 2012 was due to the combination of higher direct margins and the favorable effect of improved recovery of overhead costs caused by a higher business volume in the first quarter of fiscal 2012.

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

The following table provides a summary of changes in our backlog for the three months ended September 30, 2011:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Backlog as of June 30, 2011	$225,733	$179,385	$405,118
New awards	124,996	65,807	190,803
Revenue recognized	(99,597)	(69,724)	(169,321)

Backlog as of September 30, 2011	$251,132	$175,468	$426,600

At September 30, 2011 the Construction Services segment had a backlog of $251.1 million, as compared to a backlog of $225.7 million as of June 30, 2011. The increase of $25.4 million is due to increases in Electrical and Instrumentation of $24.8 million, Specialty of $4.2 million and Downstream Petroleum of $2.3 million, partially offset by a decrease in Aboveground Storage Tank of $5.9 million. The backlog at September 30, 2011 and June 30, 2011 for the Repair and Maintenance Services segment was $175.5 million and $179.4 million, respectively. The decrease of $3.9 million is due to the decrease in Electrical and Instrumentation of $5.6 million and Downstream Petroleum of $0.1 million, partially offset by an increase in Aboveground Storage Tank of $1.8 million. Downstream Petroleum backlog was unchanged.

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

A reconciliation of EBITDA to net income follows:

	Three Months Ended
	September 30, 2011	September 30, 2010
	(In thousands)
Net income	$3,509	$3,089
Interest expense	277	170
Provision for income taxes	2,151	1,894
Depreciation and amortization	2,826	2,798

EBITDA	$8,763	$7,951

FINANCIAL CONDITION AND LIQUIDITY

Overview

We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary source of liquidity for the three months ended September 30, 2011 was cash on hand at the beginning of the year. Cash on hand at September 30, 2011 totaled $38.7 million and availability under the senior revolving credit facility totaled $67.4 million resulting in total liquidity of $106.1 million.

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

Cash Flow in the Three Months Ended September 30, 2011

Cash Flows Used for Operating Activities

Increased business activity in the three months ended September 30, 2011 led to higher working capital balances, which caused operations to use $12.1 million of cash. The cash effect of significant changes in working capital include the following:

•

The net change in the combined balances of costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs and estimated earnings caused an increase in operating assets and liabilities and a decrease to cash of $20.4 million in the first quarter of fiscal 2012. This change was primarily attributable to the Company being required to fund more work and having fewer contracts that allow for advance billing in our Aboveground Storage Tank and Electrical and Instrumentation markets in the Construction Services segment.

•	Accrued expenses decreased by $5.9 million. The decrease was primarily due to the payment of fiscal year 2011 employee incentives.

•	Accounts payable increased by $7.5 million. The increase was primarily due to increase in business activity in September 2011.

•	Income taxes receivable/payable increased by $3.1 million due to timing of income tax payments.

Cash Flows Used for Investing Activities

Investing activities used $2.8 million of cash in the three months ended September 30, 2011 due to capital expenditures of $3.0 million, partially offset by proceeds from asset dispositions of $0.2 million. Capital expenditures included $1.7 million for the purchase of construction equipment, $1.1 million for transportation equipment and $0.2 million for office equipment and software.

Cash Flows Used for Financing Activities

Financing activities used $5.0 million of cash in the three months ended September 30, 2011 primarily due to the purchase of 517,088 shares of common stock under the Company’s stock buyback program.

Senior Revolving Credit Facility

At September 30, 2011, the Company had a five-year, $75.0 million senior revolving credit facility (“Credit Facility”) with a November 30, 2012 expiration date. The Credit Facility was guaranteed by substantially all of the Company’s subsidiaries and was secured by a lien on substantially all of the Company’s assets. The credit agreement contained customary affirmative and negative covenants that placed certain restrictions on the Company, including limits on new debt, operating and capital lease obligations, asset sales and certain distributions, including dividends. At September 30, 2011, the Company was in compliance with all affirmative, negative, and financial covenants under the credit agreement.

On November 7, 2011, the Company entered into the Third Amended and Restated Credit Agreement (the “New Credit Agreement”), by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Lender and Issuing Bank, and the other Lenders party thereto, which replaces the Second Amended and Restated Credit Agreement dated as of November 30, 2006, as previously amended (the “Prior Credit Agreement”).

The New Credit Agreement provides for a five-year senior secured revolving credit facility of $125.0 million, which replaces the $75.0 million senior revolving credit facility under the Prior Credit Agreement. The New Credit Agreement may be used for working capital, issuance of letters of credit and other lawful corporate purposes.

As with the Prior Credit Agreement, the New Credit Agreement includes significant covenants and borrowing limitations. Covenants and limitations in the Prior Credit Agreement that did not change and are included in the New Credit Agreement, include but are not limited to, the following:

•	We are required to maintain a Senior Leverage Ratio of less than 2.50 to 1.00.

•

As with the Prior Credit Agreement, we will be required to maintain a fixed charge coverage ratio greater than or equal to 1.25 to 1.00. However, the numerator will now consist of Consolidated EBITDA less Capital Expenditures and Distributions.

The New Credit Agreement differs in certain respects from the Prior Credit Agreement including, but not limited to, the following:

•	The previous financial covenant requiring us to maintain an Asset Coverage Ratio greater than or equal to 1.45 to 1.00 has been eliminated.

•

The previous financial covenant requiring us to maintain a Tangible Net Worth of no less than the sum of $110.0 million, plus the net proceeds of any issuance of equity that occurs after November 30, 2008, plus 50% of all positive quarterly net income after November 30, 2008 was eliminated.

•	The limitations on capital lease and operating lease obligations have been eliminated.

•

The limit on asset dispositions (other than inventory and obsolete or unneeded equipment disposed of in the ordinary course of business) has been increased from $7.5 million per 12-month period to $15.0 million per 12-month period.

•

Amounts borrowed under the new credit facility bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The New Credit Agreement includes additional margin ranges on Alternate Base Rate loans between 0.75% and 1.5% and 1.75% and 2.5% on LIBOR-based loans. The additional margins in the Prior Credit Agreement were between 1.00% and 1.75% on Alternate Base Rate loans and between 2.00% and 2.75% on LIBOR-based loans.

•

The New Credit Agreement also permits us to borrow in Canadian dollars with a sublimit of U.S. $15 million. Amounts borrowed in Canadian dollars will bear interest either at the “CDOR Rate,” plus an additional margin based on the Senior Leverage Ratio ranging from 1.75% to 2.5%, or at the “Canadian Prime Rate,” plus an additional margin based on the Senior Leverage Ratio ranging from 2.25% to 3.0%. The CDOR Rate is equal to the sum of the annual rate of interest which is the rate determined as being the arithmetic average of the quotations of all institutions listed in respect of the relevant CDOR interest period for Canadian Dollar denominated bankers’ acceptances, plus 0.1%. The Canadian Prime Rate is equal to the greater of (i) the rate of interest per annum most recently announced or established by JPMorgan Chase Bank, N.A., Toronto Branch as its reference rate in effect on such day for determining interest rates for Canadian Dollar denominated commercial loans in Canada and commonly known as the “prime rate” and (ii) the CDOR Rate plus 1.0%.

•

The Unused Credit Facility Fee, which continues to be based on the Senior Leverage Ratio, was reduced from a range of 0.35% to 0.50% under the Prior Credit Agreement to a range of 0.30% to 0.45% under the New Credit Agreement.

Dividend Policy

We have never paid cash dividends on our common stock, and the terms of both our Prior Credit Agreement and our New Credit Agreement limit the amount of cash dividends we can pay. While we currently do not intend to pay cash dividends, any future dividend payments will depend on our financial condition, capital requirements and earnings as well as other factors the Board of Directors may deem relevant.

Stock Repurchase Program and Treasury Shares

Treasury Shares

On February 4, 2009 our Board of Directors authorized a stock buyback program that allows the Company to purchase up to 3,000,000 shares of common stock provided that such purchases do not exceed $25.0 million in any calendar year commencing in calendar year 2009 and continuing through calendar year 2012. The Company purchased 517,088 shares under our stock buyback program at an average price of $9.42 during the first quarter of fiscal 2012. These shares were returned to treasury. The Company purchased an additional 166,507 shares at an average price of $8.73 in early October 2011. We may purchase up to an additional 2,316,405 shares through the end of calendar year 2012 if sufficient liquidity exists and we believe that it is in the best interest of the stockholders.

In addition to the stock buyback program, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix Service withheld 10,835 shares in the first quarter of fiscal 2012 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares.

The Company has 1,898,263 treasury shares as of September 30, 2011 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

Outlook

Apart from the limited construction opportunities in portions of our Downstream Petroleum market, the overall outlook for our core markets is positive. Demand for our Aboveground Storage Tank construction services remains high and we are expecting strong performance for the remainder of fiscal 2012. Although the first quarter of fiscal 2012 Electrical and Instrumentation revenues were down, we continue to believe that our Electrical and Instrumentation business in the Northeastern U.S. is a strong growth area for the Company. Our refinery maintenance and turnaround performance was good in the first quarter of fiscal 2012 and we expect the business environment to be favorable in the next few quarters. Finally, our newly added engineering capabilities in the bulk materials handling sector should produce additional engineering and construction opportunities in the power generation and raw materials transportation markets as well as entry into the mining and minerals industries both domestically and internationally in the coming year.

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

These statements are based on certain assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in our Form 10-K for the fiscal year ended June 30, 2011 and listed from time to time in our filings with the Securities and Exchange Commission;

•	the inherently uncertain outcome of current and future litigation;

•	the adequacy of our reserves for contingencies;

•	economic, market or business conditions in general and in the oil, gas and power industries in particular;

•	changes in laws or regulations; and

•	other factors, many of which are beyond our control.

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

There have been no material changes in market risk faced by us from those reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission. For more information on market risk, see Part II, Item 7A in our fiscal 2011 Annual Report on Form 10-K.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2011.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are a party to a number of legal proceedings. We believe that the nature and number of these proceedings are typical for a company of our size engaged in our type of business and that none of these proceedings will result in a material effect on our business, results of operations or financial condition.

Item 1A.	Risk Factors

There were no material changes in our Risk Factors from those reported in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by the Company of its common stock during the first quarter of fiscal year 2012.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2011
Share Repurchase Program (A)	—	—	—	3,000,000
Employee Transactions (B)	224	$13.60	—
August 1 to August 31, 2011
Share Repurchase Program (A)	—	—	—	3,000,000
Employee Transactions (B)	10,611	$9.88	—
September 1 to September 30, 2011
Share Repurchase Program (A)	517,088	9.42	517,088	2,482,912
Employee Transactions (B)	—	$—	—

(A)	On February 4, 2009 our Board of Directors authorized a stock buyback program that allows the Company to purchase up to 3,000,000 shares of common stock provided that such purchases do not exceed $25.0 million in any calendar year commencing in calendar year 2009 and continuing through calendar year 2012.
(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

Dividend Policy

We have never paid cash dividends on our common stock, and the terms of both our Prior Credit Agreement and our New Credit Agreement limit the amount of cash dividends we can pay. While we currently do not intend to pay cash dividends, any future dividend payments will depend on our financial condition, capital requirements and earnings as well as other factors the Board of Directors may deem relevant.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

On November 7, 2011, the Company entered into a Third Amended and Restated Credit Agreement (the “New Credit Agreement”) among the Company as Borrower, JPMorgan Chase Bank, N.A. as Administrative Agent, Swingline lender and Issuing Bank (the “Agent”), J.P. Morgan Securities LLC as Sole Bookrunner and Sole Lead Arranger and the Lenders party thereto. Key provisions of the New Credit Agreement are discussed in Note 5 of Item 1 of Part I of this Quarterly Report on Form 10-Q. A copy of the New Credit Agreement is attached as Exhibit 10 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Certain of the Lenders under the New Credit Agreement and/or their affiliates have provided, from time to time, and may continue to provide, commercial banking, investment banking, financial and other services to the Company and/or its affiliates for which the Company and/or its affiliates have paid, and expect to pay, customary fees.

Item 6.	Exhibits:

Exhibit 10:	Third Amended and Restated Credit Agreement dated November 7, 2011.

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Exhibit 101.INS:	XBRL Instance Document.

Exhibit 101.SCH:	XBRL Taxonomy Schema Document.

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date: November 8, 2011	By:	/s/ KEVIN S. CAVANAH
Kevin S. Cavanah Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer

EXHIBIT INDEX

Exhibit 10:	Third Amended and Restated Credit Agreement dated November 7, 2011.

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Exhibit 101.INS:	XBRL Instance Document.

Exhibit 101.SCH:	XBRL Taxonomy Schema Document.

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document.