Form 10-Q
period 2011-12-31
MATRIX SERVICE CO
filed 2012-02-09
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

or

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

As of February 3, 2012 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 25,719,932 shares outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Matrix Service Company

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Revenues	$200,964	$175,252	$370,285	$327,090
Cost of revenues	177,866	155,484	329,094	291,620

Gross profit	23,098	19,768	41,191	35,470
Selling, general and administrative expenses	11,898	11,136	23,381	21,725

Operating income	11,200	8,632	17,810	13,745

Other income (expense):
Interest expense	(166)	(197)	(443)	(367)
Interest income	3	9	6	22
Other	301	83	(375)	110

Income before income tax expense	11,338	8,527	16,998	13,510
Provision for federal, state and foreign income taxes	4,307	3,240	6,458	5,134

Net income	$7,031	$5,287	$10,540	$8,376

Basic earnings per common share	$0.27	$0.20	$0.40	$0.32

Diluted earnings per common share	$0.27	$0.20	$0.40	$0.32

Weighted average common shares outstanding:
Basic	25,819	26,400	26,110	26,372
Diluted	26,111	26,628	26,420	26,584

See accompanying notes.

Matrix Service Company

Condensed Consolidated Balance Sheets

(In thousands)

(unaudited)

	December 31, 2011	June 30, 2011
Assets

Current assets:
Cash and cash equivalents	$37,442	$59,357
Accounts receivable, less allowances(December 31, 2011 - $1,457 and June 30, 2011 - $1,428)	115,695	103,483
Costs and estimated earnings in excess of billings on uncompleted contracts	56,530	40,056
Inventories	2,581	2,249
Deferred income taxes	5,672	5,607
Other current assets	3,363	4,798

Total current assets	221,283	215,550

Property, plant and equipment at cost:
Land and buildings	28,355	28,287
Construction equipment	58,133	55,272
Transportation equipment	24,488	21,690
Office equipment and software	15,915	15,442
Construction in progress	1,342	2,465

	128,233	123,156
Accumulated depreciation	(74,138)	(69,845)

	54,095	53,311
Goodwill	28,905	29,058
Other intangible assets	6,727	6,953
Other assets	4,588	1,564

Total assets	$315,598	$306,436

See accompanying notes.

Matrix Service Company

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	December 31, 2011	June 30, 2011
Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$48,814	$36,377
Billings on uncompleted contracts in excess of costs and estimated earnings	31,816	35,485
Accrued insurance	7,254	7,514
Accrued wages and benefits	13,331	18,099
Other accrued expenses	5,089	2,701

Total current liabilities	106,304	100,176

Deferred income taxes	5,877	5,789
Acquisition payable	800	800

Total liabilities	112,981	106,765

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock - $.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of December 31, 2011, and June 30, 2011	279	279
Additional paid-in capital	114,913	113,686
Retained earnings	110,771	100,231
Accumulated other comprehensive income	715	1,436

	226,678	215,632
Less: Treasury stock, at cost – 2,169,927 shares as of December 31, 2011, and 1,417,539 shares as of June 30, 2011	(24,061)	(15,961)

Total stockholders’ equity	202,617	199,671

Total liabilities and stockholders’ equity	$315,598	$306,436

See accompanying notes.

Matrix Service Company

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended
	December 31, 2011	December 31, 2010
Operating activities:

Net income	$10,540	$8,376
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	5,738	5,523
Deferred income tax	(28)	2,183
Loss (gain) on sale of property, plant and equipment	(43)	15
Allowance for uncollectible accounts	29	301
Stock-based compensation expense	1,735	1,031
Other	(28)	(41)
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(12,241)	(22,923)
Costs and estimated earnings in excess of billings on uncompleted contracts	(16,474)	3,968
Inventories	(332)	1,050
Other assets	(1,561)	1,498
Accounts payable	12,565	(10,425)
Billings on uncompleted contracts in excess of costs and estimated earnings	(3,669)	10,724
Accrued expenses	(2,059)	(3,882)

Net cash used by operating activities	(5,828)	(2,602)

Investing activities:

Acquisition of property, plant and equipment	(6,759)	(4,529)
Proceeds from asset sales	177	84

Net cash used by investing activities	$(6,582)	$(4,445)

See accompanying notes.

Matrix Service Company

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(unaudited)

	Six Months Ended
	December 31, 2011	December 31, 2010
Financing activities:

Issuances of common stock	$80	$44
Capital lease payments	(182)	(413)
Tax benefit of exercised stock options	—	25
Payment of debt amendment fees	(573)	(216)
Treasury shares purchased by Employee Stock Purchase Plan	27	—
Open market purchase of treasury shares	(8,126)	—
Other treasury share purchases	(439)	(269)

Net cash used by financing activities	(9,213)	(829)

Effect of exchange rate changes on cash	(292)	661

Net decrease in cash and cash equivalents	(21,915)	(7,215)
Cash and cash equivalents, beginning of period	59,357	50,899

Cash and cash equivalents, end of period	$37,442	$43,684

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$3,640	$1,695

Interest	$279	$281

Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$637	$1,501

See accompanying notes.

Matrix Service Company

Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

(In thousands, except share data)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total
Balances, June 30, 2011	$279	$113,686	$100,231	$(15,961)	$1,436	$199,671

Net income	—	—	10,540	—	—	10,540
Other comprehensive loss	—	—	—	—	(721)	(721)

Comprehensive income						9,819
Exercise of stock options (15,400 shares)	—	40	—	40	—	80
Tax effect of exercised stock options and the vesting of deferred shares	—	(150)	—	—	—	(150)
Issuance of deferred shares (161,222 shares)	—	(419)	—	419	—	—
Employee Stock Purchase Plan share purchase (2,636 shares)	—	21	—	6	—	27
Open market purchase of treasury shares (886,503 shares)	—	—	—	(8,126)	—	(8,126)
Other treasury share purchases (45,143 shares)	—	—	—	(439)	—	(439)

Stock-based compensation expense	—	1,735	—	—	—	1,735

Balances, December 31, 2011	$279	$114,913	$110,771	$(24,061)	$715	$202,617

Balances, June 30, 2010	$279	$111,637	$81,252	$(16,078)	$495	$177,585

Net income	—	—	8,376	—	—	8,376
Other comprehensive income	—	—	—	—	756	756

Comprehensive income						9,132
Exercise of stock options (12,900 shares)	—	11	(3)	36	—	44
Tax effect of exercised stock options and the vesting of deferred shares	—	(112)	—	—	—	(112)
Issuance of deferred shares (91,749 shares)	—	(239)	—	239	—	—
Treasury share purchases (27,715 shares)	—	—	—	(269)	—	(269)
Stock-based compensation expense	—	1,031	—	—	—	1,031

Balances, December 31, 2010	$279	$112,328	$89,625	$(16,072)	$1,251	$187,411

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

Note 2 – Recently Issued Statements of Financial Accounting Standards

Accounting Standards Update 2011-05, Comprehensive Income: Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. ASU 2011-05 requires that comprehensive income be reported in either a single contiguous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This new guidance is to be applied retrospectively. The provisions of ASU 2011-05 are effective for interim and annual periods beginning after December 15, 2011; therefore, the Company will adopt ASU 2011-05 in the third quarter of fiscal 2012. We do not believe ASU 2011-05 will impact the Company’s financial position or results of operations, as it only requires a change in the format of the current presentation.

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

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

ASU 2011-09 does not change the current recognition and measurement guidance that requires an employer to recognize its required contribution as a pension or other postretirement benefit cost for the period and to recognize a liability for any contributions due at the reporting date. ASU 2011-09 also does not change the recognition, measurement or disclosure requirements for obligations related to an actual or potential withdrawal from a multiemployer plan. These obligations continue to be accounted for under ASC-450, Contingencies. Under ASC 450, if an obligation due to withdrawal from a multiemployer plan is probable and reasonably estimable, the recognition of a liability and disclosure of the contingency is required. If an obligation due to withdrawal from a multiemployer plan is reasonably possible, disclosure of the contingency is required.

ASU 2011-09 is effective for fiscal years ending after December 15, 2011, with early adoption permitted. The Company is currently gathering the necessary information and will include the required disclosures in its annual report beginning with the annual report for the twelve months ended June 30, 2012. We do not believe ASU 2011-09 will impact the Company’s financial position or results of operations, as it is only requiring additional disclosures regarding the Company’s participation in multiemployer plans.

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

	December 31, 2011	June 30, 2011
	(in thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$708,504	$583,334
Billings on uncompleted contracts	683,790	578,763

	$24,714	$4,571

Presented as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$56,530	$40,056
Billings on uncompleted contracts in excess of costs and estimated earnings	31,816	35,485

	$24,714	$4,571

Progress billings in accounts receivable at December 31, 2011 and June 30, 2011 included retentions to be collected within one year of $15.3 million and $13.9 million, respectively. Contract retentions collectible beyond one year totaled $3.1 million at December 31, 2011 and $0.9 million at June 30, 2011.

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Intangible Assets including Goodwill

Goodwill

The changes in the carrying value of goodwill by segment are as follows:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Balance at June 30, 2011
Goodwill	$33,010	$21,048	$54,058
Cumulative impairment loss	(25,000)	—	(25,000)

	8,010	21,048	29,058
Translation adjustment	—	(153)	(153)

Net balance at December 31, 2011	$8,010	$20,895	$28,905

Other Intangible Assets

Information on the carrying value of other intangible assets is as follows:

		At December 31, 2011
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 15	$2,460	$(502)	$1,958
Customer based	1 to 15	2,657	(197)	2,460
Other	3 to 5	547	(108)	439

Total amortizing intangibles		5,664	(807)	4,857
Trade name	Indefinite	1,870	—	1,870

Total intangible assets		$7,534	$(807)	$6,727

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

		At June 30, 2011
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 15	$2,460	$(418)	$2,042
Customer based	1 to 15	2,657	(108)	2,549
Other	3 to 5	547	(55)	492

Total amortizing intangibles		5,664	(581)	5,083
Trade name	Indefinite	1,870	—	1,870

Total intangible assets		$7,534	$(581)	$6,953

Amortization expense totaled $0.2 million in the first six months of fiscal 2012 and $0.1 million in the same period of fiscal 2011. Amortization expense is expected to be $0.4 million annually in fiscal years 2012 to 2016.

Note 5 – Debt

On November 7, 2011, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”), by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Lender and Issuing Bank, and the other Lenders party thereto, which replaces the Second Amended and Restated Credit Agreement dated as of November 30, 2006, as amended. The Credit Agreement provides for a five-year senior secured revolving credit facility of $125.0 million, and may be used for working capital, issuance of letters of credit and other lawful corporate purposes.

The Credit Agreement includes the following covenants and borrowing limitations:

•	We are required to maintain a Senior Leverage Ratio, as defined in the agreement, of less than 2.50 to 1.00.

•	We are required to maintain a Fixed Charge Coverage Ratio, as defined in the agreement, greater than or equal to 1.25 to 1.00.

•	Asset dispositions (other than inventory and obsolete or unneeded equipment disposed of in the ordinary course of business) are limited to $15.0 million per 12-month period.

•

Amounts borrowed under the credit facility bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The Credit Agreement includes additional margin ranges on Alternate Base Rate loans between 0.75% and 1.5% and between 1.75% and 2.5% on LIBOR-based loans.

•

The Credit Agreement also permits us to borrow in Canadian dollars with a sublimit of U.S. $15.0 million. Amounts borrowed in Canadian dollars will bear interest either at the “CDOR Rate,” plus an additional margin based on the Senior Leverage Ratio ranging from 1.75% to 2.5%, or at the “Canadian Prime Rate,” plus an additional margin based on the Senior Leverage Ratio ranging from 2.25% to 3.0%. The CDOR Rate is equal to the sum of the annual rate of interest which is the rate determined as being the arithmetic average of the quotations of all institutions listed in respect of the relevant CDOR interest period for Canadian Dollar denominated bankers’ acceptances, plus 0.1%. The Canadian Prime Rate is equal to the greater of (i) the rate of interest per annum most recently announced or established by JPMorgan Chase Bank, N.A.,

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

Toronto Branch as its reference rate in effect on such day for determining interest rates for Canadian Dollar denominated commercial loans in Canada and commonly known as the “prime rate” and (ii) the CDOR Rate plus 1.0%.

•	The Unused Credit Facility Fee is between 0.30% and 0.45% based on the Senior Leverage Ratio.

As noted previously, the Credit Agreement includes a Senior Leverage Ratio covenant which provides that Consolidated Funded Indebtedness may not exceed 2.5 times Consolidated EBITDA, as defined in the agreement, over the previous four quarters. For the four quarters ended December 31, 2011, Consolidated EBITDA was $49.4 million. Accordingly, at December 31, 2011, Consolidated Funded Indebtedness in excess of $123.5 million would have violated the Senior Leverage Ratio covenant.

Availability under the senior credit facility was as follows:

	December 31, 2011	June 30, 2011
	(In thousands)
Senior credit facility	$125,000	$75,000
Capacity constraint due to the Senior Leverage Ratio	1,475	—

Capacity under the credit facility	123,525	75,000
Letters of credit issued	7,553	7,484

Availability under the senior credit facility	$115,972	$67,516

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

Note 7 – Commitments and Contingencies

Insurance Reserves

The Company maintains insurance coverage for various aspects of its operations. However, exposure to potential losses is retained through the use of deductibles, coverage limits and self-insured retentions. As of December 31, 2011 and June 30, 2011, the Company recorded insurance reserves totaling $7.3 million and $7.5 million, respectively. These amounts represent our best estimate of our ultimate obligations for asserted claims, insurance premium obligations and claims incurred but not yet reported.

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

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Unapproved Change Orders and Claims

Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for claims related to unapproved change orders of $5.6 million and $5.1 million at December 31, 2011 and June 30, 2011, respectively. Generally, collection of amounts related to claims on unapproved change orders is expected within twelve months. However, customers may not pay these amounts until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

Acquired Claims Receivable

The Company continues to pursue collection of certain claim receivables acquired in connection with the purchase of S.M. Electric Company, Inc. in February 2009. In September 2011, we received $1.5 million as settlement for a portion of these claims. The settlement amount approximated the book value of the receivable; therefore, no gain or loss was recognized. The recorded value at December 31, 2011 of $0.7 million represents the Company’s best estimate of the remaining amount to be collected. The remaining claim receivable of $0.7 million and related trade receivables totaling $2.8 million will not be collected until the claim is resolved and will require mediation or litigation for successful recovery. The ultimate amount realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.

Other

The Company and its subsidiaries are named as defendants in various other legal actions. It is the opinion of management that none of the known legal actions will have a material impact on the Company’s financial position, results of operations or liquidity.

Note 8 – Other Comprehensive Income

Other comprehensive income consisted of foreign currency translation adjustments.

	Three Months Ended		Six Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(In thousands)
Net income	$7,031	$5,287	$10,540	$8,376
Other comprehensive income (loss)	238	369	(721)	756

Comprehensive income	$7,269	$5,656	$9,819	$9,132

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Earnings per Common Share

Basic earnings per share (“Basic EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) includes the dilutive effect of stock options and nonvested deferred shares.

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(In thousands, except per share data)
Basic EPS:
Net income	$7,031	$5,287	$10,540	$8,376

Weighted average shares outstanding	25,819	26,400	26,110	26,372

Basic EPS	$0.27	$0.20	$0.40	$0.32

Diluted EPS:
Weighted average shares outstanding – basic	25,819	26,400	26,110	26,372
Dilutive stock options	64	84	76	80
Dilutive nonvested deferred shares	228	144	234	132

Diluted weighted average shares	26,111	26,628	26,420	26,584

Diluted EPS	$0.27	$0.20	$0.40	$0.32

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended		Six Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(In thousands)
Stock options	242	105	173	106
Nonvested deferred shares	41	54	40	128

Total antidilutive securities	283	159	213	234

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

Other consists of capital expenditures that relate to corporate assets as well as the corporate asset balances.

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

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

Results of Operations

(in thousands)

	Construction Services	Repair and Maintenance Services	Other	Total
Three Months Ended December 31, 2011
Gross revenues	$122,532	$82,076	$—	$204,608
Less: Inter-segment revenues	3,634	10	—	3,644

Consolidated revenues	118,898	82,066	—	200,964
Gross profit	13,598	9,500	—	23,098
Operating income	6,086	5,114	—	11,200
Segment assets	163,654	104,170	47,774	315,598
Capital expenditures	1,543	1,100	1,128	3,771
Depreciation and amortization expense	1,736	1,176	—	2,912

Three Months Ended December 31, 2010
Gross revenues	$107,886	$69,855	$—	$177,741
Less: Inter-segment revenues	2,282	207	—	2,489

Consolidated revenues	105,604	69,648	—	175,252
Gross profit	12,815	6,953	—	19,768
Operating income	6,144	2,488	—	8,632
Segment assets	141,477	101,964	47,504	290,945
Capital expenditures	1,286	93	891	2,270
Depreciation and amortization expense	1,516	1,209	—	2,725

Six Months Ended December 31, 2011
Gross revenues	$225,397	$152,098	$—	$377,495
Less: Inter-segment revenues	6,902	308	—	7,210

Consolidated revenues	218,495	151,790	—	370,285
Gross profit	24,469	16,722	—	41,191
Operating income	9,996	7,814	—	17,810
Segment assets	163,654	104,170	47,774	315,598
Capital expenditures	3,329	1,791	1,639	6,759
Depreciation and amortization expense	3,407	2,331	—	5,738

Six Months Ended December 31, 2010
Gross revenues	$207,506	$124,286	$—	$331,792
Less: Inter-segment revenues	4,388	314	—	4,702

Consolidated revenues	203,118	123,972	—	327,090
Gross profit	24,159	11,311	—	35,470
Operating income	10,923	2,822	—	13,745
Segment assets	141,477	101,964	47,504	290,945
Capital expenditures	2,158	331	2,040	4,529
Depreciation and amortization expense	3,065	2,458	—	5,523

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

Segment revenue from external customers by market is as follows:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Three Months Ended December 31, 2011
Aboveground Storage Tanks	$55,090	$28,435	$83,525
Downstream Petroleum	33,317	31,267	64,584
Electrical and Instrumentation	24,836	22,364	47,200
Specialty	5,655	—	5,655

Total	$118,898	$82,066	$200,964

Three Months Ended December 31, 2010
Aboveground Storage Tanks	$49,545	$21,868	$71,413
Downstream Petroleum	22,648	28,386	51,034
Electrical and Instrumentation	27,385	19,394	46,779
Specialty	6,026	—	6,026

Total	$105,604	$69,648	$175,252

Six Months Ended December 31, 2011
Aboveground Storage Tanks	$113,744	$53,034	$166,778
Downstream Petroleum	52,938	63,155	116,093
Electrical and Instrumentation	39,875	35,601	75,476
Specialty	11,938	—	11,938

Total	$218,495	$151,790	$370,285

Six Months Ended December 31, 2010
Aboveground Storage Tanks	$90,325	$43,100	$133,425
Downstream Petroleum	43,575	50,792	94,367
Electrical and Instrumentation	57,307	30,080	87,387
Specialty	11,911	—	11,911

Total	$203,118	$123,972	$327,090

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Unapproved Change Orders and Claims

Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for claims related to unapproved change orders of $5.6 million and $5.1 million at December 31, 2011 and June 30, 2011, respectively. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.

Acquired Claims Receivable

The Company continues to pursue collection of certain claim receivables acquired in connection with the purchase of S.M. Electric Company, Inc. in February 2009. In September 2011, we received $1.5 million as settlement for a portion of these claims. The settlement amount approximated the book value of the receivable; therefore, no gain or loss was recognized. The recorded value at December 31, 2011 of $0.7 million represents the Company’s best estimate of the remaining amount to be collected. The remaining claim receivable of $0.7 million and related trade receivables totaling $2.8 million will not be collected until the claim is resolved and will require mediation or litigation for successful recovery. The ultimate amount realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. As of December 31, 2011 and June 30, 2011, the Company recorded insurance reserves totaling $7.3 million and $7.5 million, respectively. These amounts represent our best estimate of our ultimate obligations for asserted claims, insurance premium obligations and claims incurred but not yet reported. We establish reserves for claims using a combination of actuarially determined estimates and case-by-case evaluations of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions, including the assumed losses for claims incurred but not reported, are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. If actual results of claim settlements are different than the amounts estimated, we may be exposed to gains and losses that could be significant.

Goodwill

The Company has three significant reporting units with goodwill representing 55%, 15% and 14% of the total goodwill balance. Our most recent annual goodwill impairment test, performed in the fourth quarter of fiscal 2011, indicated that the fair value of these reporting units exceeded their respective carrying values by 26%, 94% and 82%, respectively. Based on the excess of estimated fair value over carrying value for all our reporting units and the absence of any indicators of impairment at December 31, 2011, the Company does not currently anticipate recording a goodwill impairment charge.

Recently Issued Accounting Standards

Accounting Standards Update 2011-05, Comprehensive Income: Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. ASU 2011-05 requires that comprehensive income be reported in either a single contiguous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This new guidance is to be applied retrospectively. The provisions of ASU 2011-05 are effective for interim and annual periods beginning after December 15, 2011; therefore, the Company will adopt ASU 2011-05 in the third quarter of fiscal 2012. We do not believe ASU 2011-05 will impact the Company’s financial position or results of operations, as it only requires a change in the format of the current presentation.

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

ASU 2011-09 does not change the current recognition and measurement guidance that requires an employer to recognize its required contribution as a pension or other postretirement benefit cost for the period and to recognize a liability for any contributions due at the reporting date. ASU 2011-09 also does not change the recognition, measurement or disclosure requirements for obligations related to an actual or potential withdrawal from a mulltiemployer plan. These obligations continue to be accounted for under ASC-450, Contingencies. Under ASC 450, if an obligation due to withdrawal from a multiemployer plan is probable and reasonably estimable, the recognition of a liability and disclosure of the contingency is required. If an obligation due to withdrawal from a multiemployer plan is reasonably possible, disclosure of the contingency is required.

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

RESULTS OF OPERATIONS

Overview

The Company has two reportable segments, Construction Services and Repair and Maintenance Services. The majority of the work for both segments is performed in the United States with 7.9% of revenues generated in Canada during the first six months of fiscal 2012 compared to 5.2% in the same period a year earlier.

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

Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010

Consolidated

Consolidated revenues were $201.0 million for the three months ended December 31, 2011, an increase of $25.7 million, or 14.7%, from consolidated revenues of $175.3 million in the same period in the prior fiscal year. The increase in consolidated revenues was a result of an increase of $13.3 million in Construction Services revenues and an increase of $12.4 million in Repair and Maintenance Services revenues.

Consolidated gross profit increased from $19.8 million in the three months ended December 31, 2010 to $23.1 million in the three months ended December 31, 2011. The increase of $3.3 million, or 16.7%, was primarily due to higher revenues. Gross margins increased to 11.5% in the three months ended December 31, 2011 from 11.3% in the same period a year earlier.

Consolidated SG&A expenses were $11.9 million in the three months ended December 31, 2011 compared to $11.1 million in the same period a year earlier. The increase of $0.8 million, or 7.2%, was primarily related to higher operating costs in the second quarter of fiscal 2012 due to increased business volumes and strategic initiatives, partially offset by lower legal costs. SG&A expense as a percentage of revenue decreased to 5.9% in the three months ended December 31, 2011 compared to 6.4% in the same period in the prior fiscal year.

Net interest expense was $0.2 million in the three months ended December 31, 2011 and December 31, 2010.

Other income in the three months ended December 31, 2011 and 2010 was $0.3 million and $0.1 million, respectively, and related primarily to foreign currency transaction gains.

The effective tax rate was 38.0% for the three months ended December 31, 2011 and 2010.

Construction Services

Revenues for the Construction Services segment were $118.9 million in the three months ended December 31, 2011, compared with $105.6 million in the same period a year earlier. The increase of $13.3 million, or 12.6%, was due to higher Downstream Petroleum revenues which increased to $33.3 million in the three months ended December 31, 2011 compared to $22.6 million in the same period a year earlier and higher Aboveground Storage Tank revenues which increased to $55.1 million in the three months ended December 31, 2011 compared to $49.5 million in the same period a year earlier. This increase was partially offset by lower Electrical and Instrumentation revenues, which decreased to $24.8 million in the second quarter of fiscal 2012, compared to $27.4 million in the second quarter of fiscal 2011 and lower Specialty revenues, which decreased to $5.7 million in the three months ended December 31, 2011, compared to $6.0 million in the same period a year earlier.

Gross profit increased to $13.6 million in the three months ended December 31, 2011 compared to $12.8 million in the three months ended December 31, 2010. The increase of $0.8 million, or 6.3%, was due to higher revenues, partially offset by the effect of lower gross margins which decreased to 11.4% in the second quarter of fiscal 2012 compared to 12.1% in the same period a year earlier.

Repair and Maintenance Services

Revenues for the Repair and Maintenance Services segment were $82.1 million in the three months ended December 31, 2011, compared with $69.7 million in the same period a year earlier. The increase of $12.4 million, or 17.8%, was due to higher Aboveground Storage Tank revenues, which increased to

$28.4 million in the second quarter of fiscal 2012 compared to $21.9 million in the second quarter of fiscal 2011, higher Downstream Petroleum revenues, which increased to $31.3 million in the three months ended December 31, 2011 compared to $28.4 million in the same period a year earlier, and higher Electrical and Instrumentation revenues, which increased to $22.4 million in the three months ended December 31, 2011, compared to $19.4 million in the same period a year earlier.

Gross profit increased to $9.5 million in the three months ended December 31, 2011 from $7.0 million in the three months ended December 31, 2010. The increase of $2.5 million, or 35.7%, was due to higher revenues combined with higher gross margins which increased to 11.6% in the second quarter of fiscal 2012 compared to 10.0% in the same period a year earlier. The increase in gross margins was primarily due to higher levels of storm restoration work in the current fiscal year.

Six Months Ended December 31, 2011 Compared to the Six Months Ended December 31, 2010

Consolidated

Consolidated revenues were $370.3 million for the six months ended December 31, 2011, an increase of $43.2 million, or 13.2%, from consolidated revenues of $327.1 million in the same period a year earlier. The increase in consolidated revenues was a result of increases of $27.8 million in Repair and Maintenance Services revenues and $15.4 million in Construction Services revenues.

Consolidated gross profit increased from $35.5 million in the six months ended December 31, 2010 to $41.2 million in the six months ended December 31, 2011. The increase of $5.7 million, or 16.1%, was primarily due to higher revenues and slightly higher gross margins which increased to 11.1% in the six months ended December 31, 2011, compared to 10.8% in the same period a year earlier.

Consolidated SG&A expenses were $23.4 million in the six months ended December 31, 2011 compared to $21.7 million in the same period a year earlier. The increase of $1.7 million, or 7.8%, was primarily due to higher operating costs in fiscal 2012 related to increased business volumes, strategic initiatives and a non-routine stock compensation charge, partially offset by lower legal costs as fiscal 2011 included costs related to a fraud investigation discussed in our previous filings. SG&A expense as a percentage of revenue decreased to 6.3% in the six months ended December 31, 2011 compared to 6.6% in the same period in the prior fiscal year.

Net interest expense was $0.4 million in the six months ended December 31, 2011 and $0.3 million in the same period a year earlier.

Other expense in the six months ended December 31, 2011 was $0.4 million and related primarily to foreign currency transaction losses. The six months ended December 31, 2010 had other income of $0.1 million, which related primarily to foreign currency transaction gains.

The effective tax rate was 38.0% for the six months ended December 31, 2011 and 2010.

Construction Services

Revenues for the Construction Services segment were $218.5 million in the six months ended December 31, 2011, compared with $203.1 million in the same period a year earlier. The increase of $15.4 million, or 7.6%, was due to higher Aboveground Storage Tank revenues which increased to $113.7 million in the six months ended December 31, 2011 compared to $90.3 million in the six months ended December 31, 2010 and higher Downstream Petroleum revenues which increased to $52.9 million in the six months ended December 31, 2011 compared to $43.6 million in the same period a year earlier, partially offset by lower Electrical and Instrumentation revenues, which were $40.0 million in the six months ended December 31, 2011, compared to $57.3 million in the same period a year earlier. Specialty revenues were unchanged at $11.9 million.

Gross profit increased to $24.5 million in the six months ended December 31, 2011 compared to $24.2 million in the six months ended December 31, 2010. The increase of $0.3 million, or 1.2%, was due to higher revenues, partially offset by the effect of lower gross margins which decreased to 11.2% in the six months ended December 31, 2011 compared to 11.9% in the same period a year earlier.

Repair and Maintenance Services

Revenues for the Repair and Maintenance Services segment were $151.8 million in the six months ended December 31, 2011, compared with $124.0 million in the same period a year earlier. The increase of $27.8 million, or 22.4%, was due to higher Aboveground Storage Tank revenues, which increased to $53.0 million in the six months ended December 31, 2011 compared to $43.1 million in the six months ended December 31, 2010, higher Downstream Petroleum revenues, which increased to $63.2 million in the six months ended December 31, 2011 compared to $50.8 million in the same period a year earlier, and higher Electrical and Instrumentation revenues which increased to $35.6 million in the current fiscal year compared to $30.1 million in the same period a year earlier.

Gross profit increased to $16.7 million in the six months ended December 31, 2011 from $11.3 million in the six months ended December 31, 2010. The increase of $5.4 million, or 47.8%, was due to higher revenues combined with higher gross margins which increased to 11.0% in the six months ended December 31, 2011 compared to 9.1% in the same period a year earlier. The increase in gross margins was primarily due to higher levels of storm restoration work in the current fiscal year.

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

Three Months Ended December 31, 2011

The following table provides a summary of changes in our backlog for the three months ended December 31, 2011:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Backlog as of September 30, 2011	$251,132	$175,468	$426,600
Net awards	132,328	75,616	207,944
Revenue recognized	(118,898)	(82,066)	(200,964)

Backlog as of December 31, 2011	$264,562	$169,018	$433,580

At December 31, 2011 the Construction Services segment had a backlog of $264.6 million, as compared to a backlog of $251.1 million as of September 30, 2011. The increase of $13.5 million is due to increases in Aboveground Storage Tank of $18.7 million and Downstream Petroleum of $0.1 million, partially offset by decreases in Electrical and Instrumentation of $3.1 million and Specialty of $2.2 million. The backlog at December 31, 2011 and September 30, 2011 for the Repair and Maintenance Services segment was $169.0 million and $175.5 million, respectively. The decrease of $6.5 million is due to decreases in Aboveground Storage Tank of $5.7 million and Downstream Petroleum of $2.8 million, partially offset by an increase in Electrical and Instrumentation of $2.0 million.

Six Months Ended December 31, 2011

The following table provides a summary of changes in our backlog for the six months ended December 31, 2011:

	Construction Services	Repair and Maintenance Services	Total
	(In thousands)
Backlog as of June 30, 2011	$225,733	$179,385	$405,118
Net awards	257,324	141,423	398,747
Revenue recognized	(218,495)	(151,790)	(370,285)

Backlog as of December 31, 2011	$264,562	$169,018	$433,580

At December 31, 2011 the Construction Services segment had a backlog of $264.6 million, as compared to a backlog of $225.7 million as of June 30, 2011. The increase of $38.9 million is due to increases in Electrical and Instrumentation of $21.7 million, Aboveground Storage Tank of $12.8 million, Downstream Petroleum of $2.4 million and Specialty of $2.0 million. The backlog at December 31, 2011 and June 30, 2011 for the Repair and Maintenance Services segment was $169.0 million and $179.4 million, respectively. The decrease of $10.4 million is due to the decreases in Aboveground Storage Tank of $3.9 million, Electrical and Instrumentation of $3.6 million and Downstream Petroleum of $2.9 million.

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

A reconciliation of EBITDA to net income follows:

	Three Months Ended		Six Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(In thousands)
Net income	$7,031	$5,287	$10,540	$8,376
Interest expense	166	197	443	367
Provision for income taxes	4,307	3,240	6,458	5,134
Depreciation and amortization	2,912	2,725	5,738	5,523

EBITDA	$14,416	$11,449	$23,179	$19,400

FINANCIAL CONDITION AND LIQUIDITY

Overview

We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the six months ended December 31, 2011 was cash generated from operations and cash on hand at the beginning of the year. Cash on hand at December 31, 2011 totaled $37.4 million and availability under the senior revolving credit facility totaled $116.0 million resulting in total liquidity at December 31, 2011 of $153.4 million. We expect to fund our operations for the next twelve months through the use of cash generated from operations and existing cash balances. However, there can be no assurance that we will achieve our forecasted cash flow, which could result in borrowings under our credit facility.

Factors that routinely impact our short-term liquidity and that may impact our long-term liquidity include, but are not limited to:

•	Changes in working capital

•	Contract terms that determine the timing of billings to customers and the collection of those billings

•	Some cost plus and fixed price customer contracts are billed based on milestones which may require us to incur significant expenditures prior to collections from our customers.

•	Time and material contracts are normally billed in arrears. Therefore, we are routinely required to carry these costs until they can be billed and collected.

•	Some of our large construction projects may require significant retentions or security in the form of letters of credit.

•	Capital expenditures

Other factors that may impact both short and long-term liquidity include:

•	Acquisitions of new businesses

•	Strategic investments in new operations

•	Purchases of shares under our stock buyback program

•	Contract disputes or collection issues

•	Capacity constraints under our senior revolving credit facility and remaining in compliance with all covenants contained in the credit agreement

We have an effective shelf registration statement on file with the SEC under which we may issue, from time to time, up to $400 million of senior debt securities, subordinated debt securities, common stock, preferred stock and warrants. This shelf gives us additional flexibility, when capital market conditions are favorable, to grow our businesses, finance acquisitions or to optimize our balance sheet in order to improve or maintain our financial flexibility. We may also elect to issue term debt or increase the amount of our revolving credit facility. We will continue to evaluate our working capital requirements and other factors to maintain sufficient liquidity.

Cash Flow in the Six Months Ended December 31, 2011

Cash Flows Used by Operating Activities

Operating activities used $5.8 million of cash in the six months ended December 31, 2011 due to increased business activity resulting in higher working capital balances, largely offset by cash generated from profitable operating results. The cash effect of significant changes in working capital include the following:

•

The net change in the combined balances of costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs and estimated earnings caused an increase in operating assets and liabilities and a decrease to cash of $20.1 million in the first six months of fiscal 2012. This change was primarily attributable to the combination of less favorable billing terms in the Aboveground Storage Tank and a higher volume of time and material work in the Electrical and Instrumentation market.

•

Accounts receivable increased by $12.2 million. The accounts receivable increase is due to a higher level of business. The rate of cash collections and the overall aging of our accounts receivable remained within historical norms.

•

Accounts payable increased by $12.6 million. The increase was primarily due to the increase in business activity and timing of material and subcontract expenditures in the first six months of fiscal 2012.

•	Accrued expenses decreased by $2.1 million. The decrease was primarily due to the payment of fiscal 2011 employee incentives, partially offset by the timing of income tax payments.

Cash Flows Used by Investing Activities

Investing activities used $6.6 million of cash in the six months ended December 31, 2011 due to capital expenditures of $6.8 million, partially offset by proceeds from asset dispositions of $0.2 million. Capital expenditures included $4.3 million for the purchase of construction equipment, $1.4 million for transportation equipment, $1.0 million for office equipment and software and $0.1 million for land and buildings.

Cash Flows Used by Financing Activities

Financing activities used $9.2 million of cash in the six months ended December 31, 2011 primarily due to the purchase of 886,503 shares of common stock under the Company’s stock buyback program in the amount of $8.1 million and the payment of fees relating to the expansion of our credit facility of $0.6 million.

Senior Revolving Credit Facility

On November 7, 2011, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”), by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Lender and Issuing Bank, and the other Lenders party thereto, which replaces the Second Amended and Restated Credit Agreement dated as of November 30, 2006, as previously amended. The Credit Agreement provides for a five-year senior secured revolving credit facility of $125.0 million, which replaces the $75.0 million senior revolving credit facility under the Prior Credit Agreement. The New Credit Agreement may be used for working capital, issuance of letters of credit and other lawful corporate purposes.

The Credit Agreement includes the following covenants and borrowing limitations:

•	We are required to maintain a Senior Leverage Ratio, as defined in the agreement, of less than 2.50 to 1.00.

•	We will be required to maintain a Fixed Charge Coverage Ratio, as defined in the agreement, greater than or equal to 1.25 to 1.00.

•	Asset dispositions (other than inventory and obsolete or unneeded equipment disposed of in the ordinary course of business) are limited to $15.0 million per 12-month period.

•

Amounts borrowed under the credit facility bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The New Credit Agreement includes additional margin ranges on Alternate Base Rate loans between 0.75% and 1.5% and between 1.75% and 2.5% on LIBOR-based loans.

•

The Credit Agreement also permits us to borrow in Canadian dollars with a sublimit of U.S. $15.0 million. Amounts borrowed in Canadian dollars will bear interest either at the “CDOR Rate,” plus an additional margin based on the Senior Leverage Ratio ranging from 1.75% to 2.5%, or at the “Canadian Prime Rate,” plus an additional margin based on the Senior Leverage Ratio ranging from 2.25% to 3.0%. The CDOR Rate is equal to the sum of the annual rate of interest which is the rate determined as being the arithmetic average of the quotations of all institutions listed in respect of the relevant CDOR interest period for Canadian Dollar denominated bankers’ acceptances, plus 0.1%. The Canadian Prime Rate is equal to the greater of (i) the rate of interest per annum most recently announced or established by JPMorgan Chase Bank, N.A., Toronto Branch as its reference rate in effect on such day for determining interest rates for Canadian Dollar denominated commercial loans in Canada and commonly known as the “prime rate” and (ii) the CDOR Rate plus 1.0%.

•	The Unused Credit Facility Fee is between 0.30% and 0.45% based on the Senior Leverage Ratio.

Dividend Policy

We have never paid cash dividends on our common stock, and the terms of our Credit Agreement limit the amount of cash dividends we can pay. Under our Credit Agreement, we may declare and pay dividends on our capital stock during any fiscal year up to an amount which, when added to all other dividends paid during such fiscal year, does not exceed 50% of our cumulative net income for such fiscal year to such date. While we currently do not intend to pay cash dividends, any future dividend payments will depend on our financial condition, capital requirements and earnings as well as other factors the Board of Directors may deem relevant.

Stock Repurchase Program and Treasury Shares

Treasury Shares

On February 4, 2009, our Board of Directors authorized a stock buyback program that allows the Company to purchase up to 3,000,000 shares of common stock provided that such purchases do not exceed $25.0 million in any calendar year commencing in calendar year 2009 and continuing through calendar year 2012. The Company purchased 886,503 shares under this stock buyback program at an average price of $9.17 during the first six months of fiscal 2012. These shares were returned to the Company’s pool of treasury shares. We may purchase up to an additional 2,113,497 shares through the end of calendar year 2012 if sufficient liquidity exists and we believe that it is in the best interest of the stockholders.

In addition to the stock buyback program, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix Service withheld 45,143 shares in the six months ended December 31, 2011 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares.

The Company has 2,169,927 treasury shares as of December 31, 2011 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

Outlook

Electrical infrastructure is a key focus area for us. High voltage power, substations, transmission and distribution in the northeast corridor along with targeted expansion in the Midwest, West Coast and Eastern Canada represent high growth areas for our business. In addition, our ability to offer storm restoration services on a broader geographic basis will be integral to our growth in this sector. Aging infrastructure, interconnect needs, automation upgrades and general maintenance presents a long-term opportunity for our business. We expect that retirement of certain coal fired generating stations and heightened concerns associated with nuclear power, combined with abundant shale gas resources will create an expansion of the domestic gas powered electric generation fleet. We expect that opportunities associated with these projects will provide a significant source of revenue growth.

Our oil, gas and chemical business consisting of refinery turnaround, maintenance and repair, and construction projects stemming from shale energy development will be an area of continued expansion. We also expect to expand our market presence in industrial cleaning through strategic investments over the next three to five years. Further we expect continued organic growth in the balance of this business by leveraging our current operations and services.

The North American storage business will continue to be a core element of our business. All lines in this business, including AST new tank construction, maintenance and repair, as well as specialty vessels are anticipated to provide consistent year over year growth with higher expected growth in our Canadian operations. Recently, our Western Canada office, which operates in the Alberta Oil Sands Region, was awarded a $34 million tank package which strengthens our market position in this region. While our market position in Cushing continues to be very strong, we expect that over 50% of our current and future tank business will be located in other regions across North America.

Our industrial businesses including mining and metals, material handling and other industrial project services represent fairly new business lines within our portfolio. The mining and metals market throughout the Western United States and Canada is expected to provide a growing portion of our portfolio over the long term. Our material handling business acquired in May 2011 is beginning to create opportunities for the Company in this market.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2011.

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended December 31, 2011.

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

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by the Company of its common stock during the second quarter of fiscal year 2012.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2011
Share Repurchase Program (A)	166,507	$8.73	166,507	2,316,405
Employee Transactions (B)	15,715	$10.36	—
November 1 to November 30, 2011
Share Repurchase Program (A)	135,917	$8.95	135,917	2,180,488
Employee Transactions (B)	505	$10.79	—
December 1 to December 31, 2011
Share Repurchase Program (A)	66,991	$8.73	66,991	2,113,497
Employee Transactions (B)	18,088	$9.02	—

(A)	Represents shares purchased under our stock buyback program that was approved by our Board of Directors on February 4, 2009 that allows the Company to purchase up to 3,000,000 shares of common stock provided that such purchases do not exceed $25.0 million in any calendar year commencing in calendar year 2009 and continuing through calendar year 2012.
(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

Dividend Policy

We have never paid cash dividends on our common stock, and the terms of our Credit Agreement limits the amount of cash dividends we can pay. Under our Credit Agreement, we may declare and pay dividends on our capital stock during any fiscal year up to an amount which, when added to all other dividends paid during such fiscal year, does not exceed 50% of our cumulative net income for such fiscal year to such date. While we currently do not intend to pay cash dividends, any future dividend payments will depend on our financial condition, capital requirements and earnings as well as other factors the Board of Directors may deem relevant.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits:

Exhibit 10:	Third Amended and Restated Credit Agreement dated November 7, 2011 (Exhibit 10 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461), filed November 8, 2011, is hereby incorporated by reference).

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Exhibit 101.INS:	XBRL Instance Document.

Exhibit 101.SCH:	XBRL Taxonomy Schema Document.

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date: February 9, 2012	By:	/s/ KEVIN S. CAVANAH
Kevin S. Cavanah, Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer

EXHIBIT INDEX

Exhibit 10:	Third Amended and Restated Credit Agreement dated November 7, 2011 (Exhibit 10 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461), filed November 8, 2011, is hereby incorporated by reference).

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Exhibit 101.INS:	XBRL Instance Document.

Exhibit 101.SCH:	XBRL Taxonomy Schema Document.

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document.