Form 10-Q
period 2012-03-31
MATRIX SERVICE CO
filed 2012-05-08
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

As of May 1, 2012 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 25,730,962 shares outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Matrix Service Company

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Revenues	$183,899	$136,333	$554,184	$463,423
Cost of revenues	164,128	117,763	493,222	409,383

Gross profit	19,771	18,570	60,962	54,040
Selling, general and administrative expenses	12,356	10,930	35,737	32,655

Operating income	7,415	7,640	25,225	21,385

Other income (expense):
Interest expense	(174)	(227)	(617)	(594)
Interest income	12	43	18	65
Other	(55)	485	(430)	595

Income before income tax expense	7,198	7,941	24,196	21,451
Provision for federal, state and foreign income taxes	2,336	3,018	8,794	8,152

Net income	$4,862	$4,923	$15,402	$13,299

Basic earnings per common share	$0.19	$0.19	$0.59	$0.50

Diluted earnings per common share	$0.19	$0.18	$0.58	$0.50

Weighted average common shares outstanding:
Basic	25,723	26,425	25,982	26,389
Diluted	26,079	26,723	26,333	26,636

See accompanying notes.

Matrix Service Company

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Net income	$4,862	$4,923	$15,402	$13,299
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	372	113	(349)	869

Comprehensive income	$5,234	$5,036	$15,053	$14,168

See accompanying notes.

Matrix Service Company

Condensed Consolidated Balance Sheets

(In thousands)

(unaudited)

	March 31,	June 30,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$43,132	$59,357
Accounts receivable, less allowances (March 31, 2012—$1,174 and June 30, 2011—$1,428)	113,830	103,483
Costs and estimated earnings in excess of billings on uncompleted contracts	55,052	40,056
Inventories	2,547	2,249
Deferred income taxes	5,706	5,607
Other current assets	3,697	4,798

Total current assets	223,964	215,550

Property, plant and equipment at cost:
Land and buildings	28,401	28,287
Construction equipment	58,573	55,272
Transportation equipment	24,760	21,690
Office equipment and software	16,632	15,442
Construction in progress	2,591	2,465

	130,957	123,156
Accumulated depreciation	(76,719)	(69,845)

	54,238	53,311
Goodwill	28,725	29,058
Other intangible assets	6,614	6,953
Other assets	2,235	1,564

Total assets	$315,776	$306,436

See accompanying notes.

Matrix Service Company

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	March 31,	June 30,
	2012	2011
Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$42,760	$36,377
Billings on uncompleted contracts in excess of costs and estimated earnings	28,262	35,485
Accrued insurance	7,228	7,514
Accrued wages and benefits	17,373	18,099
Other accrued expenses	2,633	2,701

Total current liabilities	98,256	100,176

Deferred income taxes	6,188	5,789
Long-term debt	1,757	—
Acquisition payable	800	800

Total liabilities	107,001	106,765

Commitments and contingencies

Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of March 31, 2012, and June 30, 2011	279	279
Additional paid-in capital	115,844	113,686
Retained earnings	115,633	100,231
Accumulated other comprehensive income	1,087	1,436

	232,843	215,632
Less: Treasury stock, at cost – 2,157,906 shares as of March 31, 2012, and 1,417,539 shares as of June 30, 2011	(24,068)	(15,961)

Total stockholders’ equity	208,775	199,671

Total liabilities and stockholders’ equity	$315,776	$306,436

See accompanying notes.

Matrix Service Company

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	March 31,	March 31,
	2012	2011
Operating activities:
Net income	$15,402	$13,299
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	8,668	8,250
Deferred income tax	119	2,191
Loss (gain) on sale of property, plant and equipment	(59)	7
Allowance for uncollectible accounts	(33)	321
Stock-based compensation expense	2,655	1,737
Tax benefit deficiency from the vesting of deferred shares	(143)	(139)
Other	169	165
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(10,314)	(4,281)
Costs and estimated earnings in excess of billings on uncompleted contracts	(14,996)	278
Inventories	(298)	855
Other assets	481	3,066
Accounts payable	6,500	(16,045)
Billings on uncompleted contracts in excess of costs and estimated earnings	(7,223)	8,020
Accrued expenses	(453)	2,341

Net cash provided by operating activities	475	20,065

Investing activities:
Acquisition of property, plant and equipment	(9,616)	(7,568)
Acquisition related adjustment (Note 4)	241	—
Proceeds from asset sales	193	112

Net cash used by investing activities	$(9,182)	$(7,456)

See accompanying notes.

Matrix Service Company

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(unaudited)

	Nine Months Ended
	March 31,	March 31,
	2012	2011
Financing activities:

Issuances of common stock	$114	$161
Capital lease payments	(228)	(584)
Tax benefit of exercised stock options	—	49
Advances under credit agreement	4,764	—
Repayments of advances under credit agreement	(3,007)	—
Payment of debt amendment fees	(643)	(216)
Treasury shares purchased by Employee Stock Purchase Plan	38	—
Open market purchase of treasury shares	(8,126)	—
Other treasury share purchases	(487)	(272)

Net cash used by financing activities	(7,575)	(862)

Effect of exchange rate changes on cash	57	729

Net increase (decrease) in cash and cash equivalents	(16,225)	12,476
Cash and cash equivalents, beginning of period	59,357	50,899

Cash and cash equivalents, end of period	$43,132	$63,375

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$9,386	$3,126

Interest	$357	$499

Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$648	$84

See accompanying notes.

Matrix Service Company

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total
Balances, June 30, 2011	$279	$113,686	$100,231	$(15,961)	$1,436	$199,671
Net income	—	—	15,402	—	—	15,402
Other comprehensive loss	—	—	—	—	(349)	(349)
Exercise of stock options (19,200 shares)	—	64	—	50	—	114
Tax effect of exercised stock options and the vesting of deferred shares	—	(143)	—	—	—	(143)
Issuance of deferred shares (172,002 shares)	—	(447)	—	447	—	—
Employee Stock Purchase Plan share purchase (3,744 shares)	—	29	—	9	—	38
Open market purchase of treasury shares (886,503 shares)	—	—	—	(8,126)	—	(8,126)
Other treasury share purchases (48,810 shares)	—	—	—	(487)	—	(487)
Stock-based compensation expense	—	2,655	—	—	—	2,655

Balances, March 31, 2012	$279	$115,844	$115,633	$(24,068)	$1,087	$208,775

Balances, June 30, 2010	$279	$111,637	$81,252	$(16,078)	$495	$177,585
Net income	—	—	13,299	—	—	13,299
Other comprehensive income	—	—	—	—	869	869
Exercise of stock options (31,000 shares)	—	81	(3)	83	—	161
Tax effect of exercised stock options and the vesting of deferred shares	—	(90)	—	—	—	(90)
Issuance of deferred shares (92,761 shares)	—	(241)	—	241	—	—
Treasury share purchases (28,049 shares)	—	—	—	(272)	—	(272)
Stock-based compensation expense	—	1,737	—	—	—	1,737

Balances, March 31, 2011	$279	$113,124	$94,548	$(16,026)	$1,364	$193,289

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

The Company’s business can be cyclical due to the scope and timing of projects released by our customers. Therefore, results from year to year can vary. Turnarounds and planned outages at customer facilities are typically scheduled in the spring and the fall when the demand for energy is lower. As a result, quarterly operating results can fluctuate materially. We typically see a lower level of operating activity relating to construction projects during the winter months and early in the calendar year because many of our customers’ capital budgets have been spent and new capital budgets have not been finalized. Our business can also be affected both positively and adversely by seasonal factors such as energy demand or weather conditions including hurricanes, snowstorms, abnormally low or high temperatures. Accordingly, results for any interim period may not necessarily be indicative of future operating results.

Note 2 – Recently Issued Statements of Financial Accounting Standards

Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU 2011-04"). ASU 2011-04 amends ASC 820, providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company's adoption of ASU 2011-04 is not expected to have a material effect on the Company's consolidated financial statements.

Accounting Standards Update 2011-05, Comprehensive Income: Presentation of Comprehensive Income

Effective March 31, 2012, we adopted Accounting Standards Update No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminated the option of presenting the components of other comprehensive income as part of the statement of stockholders’ equity. ASU 2011-05 requires that comprehensive income be reported in either a single contiguous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. We elected to present comprehensive income in two statements. The adoption of ASU 2011-05 did not impact the Company’s financial position or results of operations, as it only required a change in the format of the current presentation.

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

Accounting Standards Update 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan

In September 2011, the FASB issued Accounting Standards Update No. 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan (“ASU 2011-09”). ASU 2011-09 requires employers to make additional separate disclosures for multiemployer pension and other postretirement benefit plans. Additional disclosures include, but are not limited to:

•	the plans in which an employer participates;

•	the level of participation, including the plans to which the employer is a significant contributor;

•	the financial health of significant plans; and

•	the nature of the employer’s commitment to the plans.

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

ASU 2011-09 is effective for fiscal years ending after December 15, 2011, with early adoption permitted. The Company is currently gathering the necessary information and will include the required disclosures in its annual report beginning with the annual report for the twelve months ended June 30, 2012. We do not believe ASU 2011-09 will impact the Company’s financial position or results of operations, as it only requires additional disclosures regarding the Company’s participation in multiemployer plans.

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

	March 31,	June 30,
	2012	2011
	(in thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$655,582	$583,334
Billings on uncompleted contracts	628,792	578,763

	$26,790	$4,571

Presented as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$55,052	$40,056
Billings on uncompleted contracts in excess of costs and estimated earnings	28,262	35,485

	$26,790	$4,571

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

Progress billings in accounts receivable at March 31, 2012 and June 30, 2011 included retentions to be collected within one year of $19.6 million and $13.9 million, respectively. Contract retentions collectible beyond one year totaled $0.8 million at March 31, 2012 and $0.9 million at June 30, 2011.

Note 4 – Intangible Assets including Goodwill

Goodwill

The changes in the carrying value of goodwill by segment are as follows:

	Electrical Infrastucture	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Goodwill	$29,666	$5,841	$11,213	$7,338	$54,058
Cumulative impairment loss	(17,653)	(3,000)	(922)	(3,425)	(25,000)

Balance at June 30, 2011	12,013	2,841	10,291	3,913	29,058
Acquisition related adjustment	—	—	—	(241)	(241)
Translation adjustment	—	—	(92)	—	(92)

Net balance at March 31, 2012	$12,013	$2,841	$10,199	$3,672	$28,725

The acquisition related adjustment represents the final working capital settlement related to the purchase of EDC, Inc. (“EDC”), which was acquired in May 2011 and was described in Note 3 of our fiscal year 2011 Annual Report on Form 10-K.

Other Intangible Assets

Information on the carrying value of other intangible assets is as follows:

		At June 30, 2011
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 15	$2,460	$(418)	$2,042
Customer based	1 to 15	2,657	(108)	2,549
Other	3 to 5	547	(55)	492

Total amortizing intangibles		5,664	(581)	5,083
Trade name	Indefinite	1,870	—	1,870

Total other intangible assets		$7,534	$(581)	$6,953

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

		At March 31, 2012
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 15	$2,460	$(544)	$1,916
Customer based	1 to 15	2,657	(241)	2,416
Other	3 to 5	547	(135)	412

Total amortizing intangibles		5,664	(920)	4,744
Trade name	Indefinite	1,870	—	1,870

Total other intangible assets		$7,534	$(920)	$6,614

Amortization expense totaled $0.3 million in the first nine months of fiscal 2012 and $0.2 million in the same period of fiscal 2011. Amortization expense is expected to be $0.4 million annually in fiscal years 2012 to 2016.

Note 5 – Debt

On November 7, 2011, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”), by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender and Issuing Bank, and the other Lenders party thereto, which replaces the Second Amended and Restated Credit Agreement dated as of November 30, 2006, as amended. The Credit Agreement provides for a five-year senior secured revolving credit facility of $125.0 million, which may be used for working capital, issuance of letters of credit and other lawful corporate purposes.

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

The Credit Agreement also permits us to borrow in Canadian dollars with a sublimit of U.S. $15.0 million. Amounts borrowed in Canadian dollars will bear interest either at the CDOR Rate, plus an additional margin based on the Senior Leverage Ratio ranging from 1.75% to 2.5%, or at the Canadian Prime Rate, plus an additional margin based on the Senior Leverage Ratio ranging from 2.25% to 3.0%. The CDOR Rate is equal to the sum of the annual rate of interest which is the rate determined as being the arithmetic average of the quotations of all institutions listed in respect of the relevant CDOR interest period for Canadian Dollar denominated bankers’ acceptances, plus 0.1%. The Canadian Prime Rate is equal to the greater of (i) the rate of interest per annum most recently announced or established by JPMorgan Chase Bank, N.A., Toronto Branch as its reference rate in effect on such day for determining interest rates for Canadian Dollar denominated commercial loans in Canada and (ii) the CDOR Rate plus 1.0%.

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Unused Credit Facility Fee is between 0.30% and 0.45% based on the Senior Leverage Ratio.

As noted previously, the Credit Agreement includes a Senior Leverage Ratio covenant which provides that Consolidated Funded Indebtedness may not exceed 2.5 times Consolidated EBITDA, as defined in the agreement, over the previous four quarters. For the four quarters ended March 31, 2012, Consolidated EBITDA was $49.0 million. Accordingly, at March 31, 2012, Consolidated Funded Indebtedness in excess of $122.6 million would have violated the Senior Leverage Ratio covenant.

Availability under the senior credit facility was as follows:

	March 31, 2012	June 30, 2011
	(In thousands)
Senior credit facility	$125,000	$75,000
Capacity constraint due to the Senior Leverage Ratio	2,445	—

Capacity under the credit facility	122,555	75,000
Borrowings outstanding	1,757	—
Letters of credit issued	6,919	7,484

Availability under the senior credit facility	$113,879	$67,516

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

The Company provides for income taxes regardless of whether it has received a tax assessment. Taxes are provided when it is considered probable that additional taxes will be due in excess of amounts included in the tax return. The Company regularly reviews exposure to additional income taxes due, and as further information is known or events occur, adjustments may be recorded.

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Commitments and Contingencies

Insurance Reserves

The Company maintains insurance coverage for various aspects of its operations. However, exposure to potential losses is retained through the use of deductibles, coverage limits and self-insured retentions. As of March 31, 2012 and June 30, 2011, the Company recorded insurance reserves totaling $7.2 million and $7.5 million, respectively. These amounts represent our best estimate of our ultimate obligations for asserted claims, insurance premium obligations and claims incurred but not yet reported.

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

Unapproved Change Orders and Claims

Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for claims related to unapproved change orders of $6.5 million and $5.1 million at March 31, 2012 and June 30, 2011, respectively. Generally, collection of amounts related to claims on unapproved change orders is expected within twelve months. However, customers may not pay these amounts until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

Acquired Claims Receivable

The Company continues to pursue collection of certain claim receivables acquired in connection with a fiscal 2009 acquisition. In September 2011, we received $1.5 million as settlement for a portion of these claims. The settlement amount approximated the book value of the receivable; therefore, no gain or loss was recognized. The recorded value at March 31, 2012 of $0.7 million represents the Company’s best estimate of the remaining amount to be collected. The remaining claim receivable of $0.7 million and related trade receivables totaling $2.8 million will not be collected until the claim is resolved and will require mediation or litigation for successful recovery. The ultimate amount realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.

Other

The Company and its subsidiaries are named as defendants in various other legal actions. It is the opinion of management that none of the known legal actions will have a material impact on the Company’s financial position, results of operations or liquidity.

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Earnings per Common Share

Basic earnings per share (“Basic EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) includes the dilutive effect of stock options and nonvested deferred shares.

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
	(In thousands, except per share data)
Basic EPS:
Net income	$4,862	$4,923	$15,402	$13,299

Weighted average shares outstanding	25,723	26,425	25,982	26,389

Basic EPS	$0.19	$0.19	$0.59	$0.50

Diluted EPS:
Weighted average shares outstanding—basic	25,723	26,425	25,982	26,389
Dilutive stock options	91	108	80	89
Dilutive nonvested deferred shares	265	190	271	158

Diluted weighted average shares	26,079	26,723	26,333	26,636

Diluted EPS	$0.19	$0.18	$0.58	$0.50

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended		Nine Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
	(In thousands)
Stock options	275	—	241	105
Nonvested deferred shares	15	32	1	49

Total antidilutive securities	290	32	242	154

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Segment Information

The Company completed an update of its long-term business strategy in the third quarter of fiscal 2012. This strategy update along with certain changes in our organizational structure led to a reassessment of our operating segments. As a result of these events, we have revised our reportable segments to better align with the current management of the business. Accordingly, our new segments are: Electrical Infrastructure, Oil Gas & Chemical, Storage Solutions, and Industrial. Our previous operating segments were Construction Services and Repair and Maintenance Services.

The Electrical Infrastructure segment primarily encompasses high voltage services to investor owned utilities, and construction and maintenance services to clients with power plants. High voltage services include construction of new substations, existing substation upgrades, short run transmission line installations, distribution upgrades and maintenance, and storm restoration services. Construction and maintenance services are provided to a variety of power generation facilities such as combined cycle plants, nuclear facilities, coal fired power stations, and renewable energy.

The Oil Gas & Chemical segment includes our traditional turnaround activities, plant services and capital construction work in the downstream petroleum industry. Another key offering is our industrial cleaning services which include hydroblasting and vacuum services across most sectors of the energy industry. We also perform work in alternative fuels, cogeneration, industrial and natural gas, and upstream petroleum.

The Storage Solutions segment includes new construction of, as well as planned and emergency maintenance services for crude and refined products aboveground storage tanks. Also included in the Storage Solutions segment is work related to specialty storage tanks including liquefied natural gas (“LNG”), liquid nitrogen/liquid oxygen (“LIN/LOX”), liquid petroleum (“LPG”) tanks and other specialty vessels including spheres. Finally, the Storage Solutions segment includes balance of plant work in storage terminals and tank farms.

The Industrial segment includes work in the mining and metals industry, material handling, thermal vacuum chambers, as well as work in other industries including, pharmaceutical, pulp and paper, food and beverage and other miscellaneous industrial markets.

Other consists of corporate asset balances.

The chief operating decision maker evaluates performance and allocates resources based on operating income. The results of each operating segment include an allocation of corporate costs. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost; therefore, no intercompany profit or loss is recognized.

Segment assets consist primarily of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment, goodwill and other intangible assets.

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

Results of Operations

(In thousands)

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Other	Total
Three Months Ended March 31, 2012
Gross revenues	$37,621	$55,569	$88,326	$3,112	$—	$184,628
Less: Inter-segment revenues	—	—	729	—	—	729

Consolidated revenues	37,621	55,569	87,597	3,112	—	183,899
Gross profit	4,809	5,015	9,999	(52)	—	19,771
Operating income	2,540	1,922	3,745	(792)	—	7,415
Segment assets	53,961	63,222	131,673	13,744	53,176	315,776

Three Months Ended March 31, 2011
Gross revenues	$28,825	$32,501	$68,616	$6,785	$—	$136,727
Less: Inter-segment revenues	—	255	139	—	—	394

Consolidated revenues	28,825	32,246	68,477	6,785	—	136,333
Gross profit	3,846	3,480	10,245	999	—	18,570
Operating income	1,661	846	4,654	479	—	7,640
Segment assets	50,950	40,935	118,793	14,046	68,083	292,807

Nine Months Ended March 31, 2012
Gross revenues	$103,261	$151,318	$283,958	$17,763	$—	$556,300
Less: Inter-segment revenues	—	208	1,908	—	—	2,116

Consolidated revenues	103,261	151,110	282,050	17,763	—	554,184
Gross profit	12,585	14,298	33,075	1,004	—	60,962
Operating income	5,761	5,744	14,518	(798)	—	25,225
Segment assets	53,961	63,222	131,673	13,744	53,176	315,776

Nine Months Ended March 31, 2011
Gross revenues	$126,158	$96,186	$215,922	$26,065	$—	$464,331
Less: Inter-segment revenues	7	376	525	—	—	908

Consolidated revenues	126,151	95,810	215,397	26,065	—	463,423
Gross profit	15,004	9,109	27,202	2,725	—	54,040
Operating income	7,801	1,494	10,879	1,211	—	21,385
Segment assets	50,950	40,935	118,793	14,046	68,083	292,807

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

Unapproved Change Orders and Claims

Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for claims related to unapproved change orders of $6.5 million and $5.1 million at March 31, 2012 and June 30, 2011, respectively. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. As of March 31, 2012 and June 30, 2011, the Company recorded insurance reserves totaling $7.2 million and $7.5 million, respectively. These amounts represent our best estimate of our ultimate obligations for asserted claims, insurance premium obligations and claims incurred but not yet reported. We establish reserves for claims using a combination of actuarially determined estimates and case-by-case evaluations of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions, including the assumed losses for claims incurred but not reported, are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. If actual results of claim settlements are different than the amounts estimated, we may be exposed to gains and losses that could be significant.

Goodwill

Goodwill is tested for impairment at the reporting unit level. The change in operating segments, which is discussed in Note 9, Segment Information, requires that we change our reporting units based on the new segments. Goodwill was allocated to the new reporting units in accordance with ASC 350 – Intangibles – Goodwill and Other. We do not believe that the change in operating segments and reporting units or the subsequent allocation of goodwill to the new reporting units constitutes an event that requires us to perform an interim impairment test. Additionally, we do not anticipate that the allocation of goodwill to the new reporting units will significantly affect the risk of impairment charges in future periods. Therefore, we will continue to perform our annual impairment test in the fourth quarter of each fiscal year.

Acquired Claims Receivable

The Company continues to pursue collection of certain claim receivables acquired in connection with a fiscal 2009 acquisition. In September 2011, we received $1.5 million as settlement for a portion of these claims. The settlement amount approximated the book value of the receivable; therefore, no gain or loss was recognized. The recorded value at March 31, 2012 of $0.7 million represents the Company’s best estimate of the remaining amount to be collected. The remaining claim receivable of $0.7 million and related trade receivables totaling $2.8 million will not be collected until the claim is resolved and will require mediation or litigation for successful recovery. The ultimate amount realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.

Recently Issued Accounting Standards

Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU 2011-04"). ASU 2011-04 amends ASC 820, providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company's adoption of ASU 2011-04 is not expected to have a material effect on the Company's consolidated financial statements.

Accounting Standards Update 2011-05, Comprehensive Income: Presentation of Comprehensive Income

Effective March 31, 2012 we adopted Accounting Standards Update No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminated the option of presenting the components of other comprehensive income as part of the statement of stockholders’ equity. ASU 2011-05 requires that comprehensive income be reported in either a single contiguous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. We elected to present comprehensive income in two statements. The adoption of ASU 2011-05 did not impact the Company’s financial position or results of operations, as it only required a change in the format of the current presentation.

Accounting Standards Update 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan

In September 2011, the FASB issued Accounting Standards Update No. 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan (“ASU 2011-09”). ASU 2011-09 requires employers to make additional separate disclosures for multiemployer pension and other postretirement benefit plans. Additional disclosures include, but are not limited to:

•	the plans in which an employer participates;

•	the level of participation, including the plans to which the employer is a significant contributor;

•	the financial health of significant plans; and

•	the nature of the employer’s commitment to the plans.

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

RESULTS OF OPERATIONS

Overview

The Company completed an update of its long-term business strategy in the third quarter of fiscal 2012. This strategy update along with certain changes in our organizational structure led to a reassessment of our operating segments. As a result of these events, we have revised our reportable segments to better align with the current management of the business. Accordingly, our new segments are: Electrical Infrastructure, Oil Gas & Chemical, Storage Solutions, and Industrial. Our previous operating segments were Construction Services and Repair and Maintenance Services.

The Electrical Infrastructure segment primarily encompasses high voltage services to investor owned utilities, and construction and maintenance services to clients with power plants. High voltage services include construction of new substations, existing substation upgrades, short run transmission line installations, distribution upgrades and maintenance, and storm restoration services. Construction and maintenance services are provided to a variety of power generation facilities such as combined cycle plants, nuclear facilities, coal fired power stations, and renewable energy.

The Oil Gas & Chemical segment includes our traditional turnaround activities, plant services and capital construction work in the downstream petroleum industry. Another key offering is our industrial cleaning services which include hydroblasting and vacuum services across most sectors of the energy industry. We also perform work in alternative fuels, cogeneration, industrial and natural gas, and upstream petroleum.

The Storage Solutions segment includes the new construction, as well as planned and emergency maintenance services for crude and refined products aboveground storage tanks. Also included in the Storage Solutions segment is work related to specialty storage tanks including liquefied natural gas (“LNG”), liquid nitrogen/liquid oxygen (“LIN/LOX”), liquid petroleum (“LPG”) tanks and other specialty vessels including spheres. Finally, the Storage Solutions segment includes balance of plant work in storage terminals and tank farms.

The Industrial segment includes work in the mining and metals industry, material handling, thermal vacuum chambers, as well as work in other industries including, pharmaceutical, pulp and paper, food and beverage and other miscellaneous industrial markets.

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Consolidated

Consolidated revenues were $183.9 million for the three months ended March 31, 2012, an increase of $47.6 million, or 34.9%, from consolidated revenues of $136.3 million in the same period in the prior fiscal year. The increase in consolidated revenues was a result of increases in the Electrical Infrastructure segment of $8.8 million, the Oil Gas & Chemical segment of $23.4 million and the Storage Solutions segment of $19.1 million, partially offset by a decrease of $3.7 million in the Industrial segment.

Consolidated gross profit increased from $18.6 million in the three months ended March 31, 2011 to $19.8 million in the three months ended March 31, 2012. The increase of $1.2 million, or 6.5%, was primarily due to higher revenues largely offset by lower gross margins, which decreased to 10.8% in the three months ended March 31, 2012 from 13.6% in the same period a year earlier.

Consolidated SG&A expenses were $12.4 million in the three months ended March 31, 2012 compared to $10.9 million in the same period a year earlier. The increase of $1.5 million, or 13.8%, was primarily related to higher operating costs in the third quarter of fiscal 2012 due to increased business volumes and costs related to our investment in high growth areas of the business and related investment in support functions such as safety, marketing, corporate development, systems, and training. SG&A expense as a percentage of revenue decreased to 6.7% in the three months ended March 31, 2012 compared to 8.0% in the same period in the prior fiscal year.

Net interest expense was $0.2 million in the three months ended March 31, 2012 and March 31, 2011.

Other income (loss) in the three months ended March 31, 2012 was a loss of $0.1 million compared to income of $0.5 million in the three months ended March 31, 2011. The prior period other income related primarily to foreign currency transaction gains.

The effective tax rate was 32.5% for the three months ended March 31, 2012 and 38.0% in the three months ended March 31, 2011. The reduction in the effective tax rate in the three months ended March 31, 2012 was due to a change in estimate that was the result of an actual tax deduction exceeding the amount previously estimated.

Electrical Infrastructure

Revenues in the Electrical Infrastructure segment totaled $37.6 million in the three months ended March 31, 2012 compared to $28.8 million in the same period a year earlier. The increase of $8.8 million was mainly due to the timing of projects, higher nuclear maintenance work and higher transmission and distribution work in the current year. Gross margins were 12.8% in the three months ended March 31, 2012 compared to 13.3% in the same period a year earlier.

As described above, results of the Electrical Infrastructure segment were generally stronger in the three months ended March 31, 2012 when compared to the same period a year earlier. However, we experienced challenging conditions in our east coast operations, including instability in local refinery operations, warm winter weather, the impact of low natural gas prices as well as timing delays of various project start dates and contract awards. These factors caused a lower than anticipated volume of activity in the third quarter leading to an under recovery of construction overhead costs and are likely to negatively impact the segment’s revenues and operating margin in the fourth fiscal quarter.

Oil Gas & Chemical

Oil Gas & Chemical revenues increased to $55.6 million in the three months ended March 31, 2012 from $32.2 million in the same period a year earlier. The increase of $23.4 million, or 72.7%, was due to a significantly higher level of turnaround work and an increase in capital construction work in the three months ended March 31, 2012. Gross margins were 9.0% in the three months ended March 31, 2012 compared to 10.8% in the same period a year earlier. The lower gross margins in the three months ended March 31, 2012 were due to lower margins on capital construction work partially offset by higher turnaround gross margins.

Storage Solutions

Storage Solutions revenues were $87.6 million in the three months ended March 31, 2012 compared to $68.5 million in the same period a year earlier. The revenue increase of $19.1 million, or 27.9%, was due primarily to higher revenues in our Canadian operations and an increase in domestic tank farm and terminal mechanical and civil work. Gross margins decreased from 15.0% in the three months ended March 31, 2011 to 11.4% in the same period in the current year. The lower margins in the current year were due to costs associated with unexpected warranty work and overall margin pressure.

Industrial

Industrial segment revenues totaled $3.1 million in the three months ended March 31, 2012 compared to $6.8 million in the same period a year earlier. The decrease of $3.7 million, or 54.4%, was primarily due to one project, which contributed significant revenues in the prior year. Gross margins decreased from 14.7% in the three months ended March 31, 2011 to (1.7%) in the same period in the current year. The gross profit in the three months ended March 31, 2011 was positively affected by higher than normal profits that we were able to achieve on a relatively small number of projects. Gross margins for the three months ended March 31, 2012 were negatively impacted by startup costs related to our recent entry into the material handling and mining and metals markets.

Nine Months Ended March 31, 2012 Compared to the Nine Months Ended March 31, 2011

Consolidated

Consolidated revenues were $554.2 million for the nine months ended March 31, 2012, an increase of $90.8 million, or 19.6%, from consolidated revenues of $463.4 million in the same period a year earlier. The increase in consolidated revenues was a result of an increase of $55.3 million in Oil Gas & Chemical revenues and an increase of $66.7 million in Storage Solutions revenues partially offset by decreases in Electrical Infrastructure and Industrial revenues of $22.9 million and $8.3 million, respectively.

Consolidated gross profit increased from $54.0 million in the nine months ended March 31, 2011 to $61.0 million in the nine months ended March 31, 2012. The increase of $7.0 million, or 13.0%, was primarily due to higher revenues, partially offset by lower gross margins which decreased to 11.0% in the nine months ended March 31, 2012 compared to 11.7% in the same period a year earlier.

Consolidated SG&A expenses were $35.7 million in the nine months ended March 31, 2012 compared to $32.7 million in the same period a year earlier. The increase of $3.0 million, or 9.2%, was primarily due to higher operating costs in fiscal 2012 related to increased business volumes, costs related to our investment in high growth areas of the business and related investment in support functions such as safety, marketing, corporate development, systems and training, and a non-routine stock compensation charge, partially offset by lower legal costs as fiscal 2011 included costs related to a fraud investigation discussed in our previous filings. SG&A expense as a percentage of revenue decreased to 6.4% in the nine months ended March 31, 2012 compared to 7.0% in the same period in the prior fiscal year.

Net interest expense was $0.6 million in the nine months ended March 31, 2012 and $0.5 million in the same period a year earlier.

Other expense in the nine months ended March 31, 2012 was $0.4 million and related primarily to foreign currency transaction losses. The nine months ended March 31, 2011 had other income of $0.6 million, which related primarily to foreign currency transaction gains.

The effective tax rate was 36.3% for the nine months ended March 31, 2012 and 38.0% for the nine months ended March 31, 2011. The reduction in the effective tax rate in the nine months ended March 31, 2012 was due to a change in estimate that was the result of an actual tax deduction exceeding the amount previously estimated.

Electrical Infrastructure

Revenues in the Electrical Infrastructure segment decreased from $126.2 million in nine months ended March 31, 2011 to $103.3 million for the same period in fiscal 2012. The decrease of $22.9 million, or 18.1%, was primarily due to unfavorable conditions in our east coast operations including instability in local refinery operations, warm winter weather, the impact of low natural gas prices as well as timing delays of various project start dates and contract awards in the current year and to the completion of a cogeneration project in the prior year. Gross margins were 12.2% in the nine months ended March 31, 2012 compared to 11.9% in the same period a year earlier.

Oil Gas & Chemical

Revenues in the Oil Gas & Chemical segment increased to $151.1 million in the nine months ended March 31, 2012 compared to $95.8 million in the same period a year earlier. The increase of $55.3 million, or 57.7%, was due to a significantly higher volume of turnaround work and a higher level of capital construction projects. Gross margins were unchanged at 9.5%.

Storage Solutions

Revenues in the Storage Solutions segment increased to $282.1 million in the nine months ended March 31, 2012 compared to $215.4 million in the same period a year earlier. The increase of $66.7 million, or 31.0%, was due to higher levels of work both domestically and in Canada in our core aboveground storage tank business and an increase in domestic tank farm and terminal balance of plant work.

Gross margins decreased from 12.6% in the nine months ended March 31, 2011 to 11.7% in the same period this year. The lower margins in the current year were due to costs associated with unexpected warranty work and overall margin pressure.

Industrial

Revenues in the Industrial segment decreased to $17.8 million in the nine months ended March 31, 2012 compared to $26.1 million in the same period a year earlier. The decrease in revenue of $8.3 million, or 31.8%, was due to the timing of revenues on a single project. This project accounted for $8.3 million of revenues for the nine months ended March 31, 2011 and $2.2 million in the same period in the current year. Gross margins decreased from 10.5% in the nine months ended March 31, 2011 to 5.7% in the same period in the current year. Gross margins for the nine months ended March 31, 2012 were negatively impacted by startup costs related to our recent entry into the material handling and mining and metals markets.

Backlog

We define backlog as the total dollar amount of revenues that we expect to recognize as a result of performing work that has been awarded to us through signed contracts that we consider firm. The following contract types are considered firm:

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

Three Months Ended March 31, 2012

The following table provides a summary of changes in our backlog for the three months ended March 31, 2012:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of December 31, 2011	$119,954	$69,038	$240,227	$4,361	$433,580
Net awards	28,242	61,105	100,337	15,567	205,251
Revenue recognized	(37,621)	(55,569)	(87,597)	(3,112)	(183,899)

Backlog as of March 31, 2012	$110,575	$74,574	$252,967	$16,816	$454,932

Nine Months Ended March 31, 2012

The following table provides a summary of changes in our backlog for the nine months ended March 31, 2012:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2011	$85,551	$92,162	$218,073	$9,332	$405,118
Net awards	128,285	133,522	316,944	25,247	603,998
Revenue recognized	(103,261)	(151,110)	(282,050)	(17,763)	(554,184)

Backlog as of March 31, 2012	$110,575	$74,574	$252,967	$16,816	$454,932

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

A reconciliation of EBITDA to net income follows:

	Three Months Ended		Nine Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
	(In thousands)
Net income	$4,862	$4,923	$15,402	$13,299
Interest expense	174	227	617	594
Provision for income taxes	2,336	3,018	8,794	8,152
Depreciation and amortization	2,930	2,727	8,668	8,250

EBITDA	$10,302	$10,895	$33,481	$30,295

FINANCIAL CONDITION AND LIQUIDITY

Overview

We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the nine months ended March 31, 2012 was cash generated from operations and cash on hand at the beginning of the year. Cash on hand at March 31, 2012 totaled $43.1 million and availability under the senior revolving credit facility totaled $113.9 million resulting in total liquidity at March 31, 2012 of $157.0 million. We expect to fund our operations for the next twelve months through the use of cash generated from operations, existing cash balances and borrowings under our credit facility.

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

Cash Flow in the Nine Months Ended March 31, 2012

Cash Flows Used by Operating Activities

Operating activities provided $0.5 million of cash in the nine months ended March 31, 2012 due to cash generated from profitable operating results, largely offset by increased business activity resulting in higher working capital balances. The cash effect of significant changes in working capital include the following:

•

The net change in the combined balances of costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs and estimated earnings caused an increase in operating assets and liabilities and a decrease to cash of $22.2 million in the first nine months of fiscal 2012. This change was primarily attributable to less favorable billing terms in the Storage Solutions segment.

•

Accounts receivable increased by $10.3 million. The accounts receivable increase is due to a higher level of business. The rate of cash collections and the overall aging of our accounts receivable remained within historical norms.

•

Accounts payable increased by $6.5 million. The increase was primarily due to the increase in business activity and timing of material and subcontract expenditures in the first nine months of fiscal 2012.

•	Accrued expenses decreased by $0.5 million. The decrease was primarily due to the payment of fiscal 2011 employee incentives, partially offset by the timing of income tax payments.

Cash Flows Used by Investing Activities

Investing activities used $9.2 million of cash in the nine months ended March 31, 2012 due to capital expenditures of $9.6 million, partially offset by proceeds from asset dispositions of $0.2 million and an acquisition related adjustment of $0.2 million as discussed in Note 4. Capital expenditures included $5.0 million for the purchase of construction equipment, $2.5 million for transportation equipment, $1.6 million for office equipment and software and $0.5 million for land and buildings.

Cash Flows Used by Financing Activities

Financing activities used $7.6 million of cash in the nine months ended March 31, 2012 primarily due to the purchase of 886,503 shares of common stock under the Company’s stock buyback program in the amount of $8.1 million, and the $0.6 million payment of fees relating to the expansion of our credit facility, offset in part by net borrowings under the credit agreement of $1.8 million.

Senior Revolving Credit Facility

On November 7, 2011, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”), by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Lender and Issuing Bank, and the other Lenders party thereto, which replaces the Second Amended and Restated Credit Agreement dated as of November 30, 2006, as previously amended. The Credit Agreement provides for a five-year senior secured revolving credit facility of $125.0 million, which replaces the $75.0 million senior secured revolving credit facility under the prior credit agreement. The Credit Agreement may be used for working capital, issuance of letters of credit and other lawful corporate purposes.

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

The Credit Agreement also permits us to borrow in Canadian dollars with a sublimit of U.S. $15.0 million. Amounts borrowed in Canadian dollars will bear interest either at the CDOR Rate, plus an additional margin based on the Senior Leverage Ratio ranging from 1.75% to 2.5%, or at the Canadian Prime Rate, plus an additional margin based on the Senior Leverage Ratio ranging from 2.25% to 3.0%. The CDOR

Rate is equal to the sum of the annual rate of interest which is the rate determined as being the arithmetic average of the quotations of all institutions listed in respect of the relevant CDOR interest period for Canadian Dollar denominated bankers’ acceptances, plus 0.1%. The Canadian Prime Rate is equal to the greater of (i) the rate of interest per annum most recently announced or established by JPMorgan Chase Bank, N.A., Toronto Branch as its reference rate in effect on such day for determining interest rates for Canadian Dollar denominated commercial loans in Canada and (ii) the CDOR Rate plus 1.0%.

The Unused Credit Facility Fee is between 0.30% and 0.45% based on the Senior Leverage Ratio.

As noted previously, the Credit Agreement includes a Senior Leverage Ratio covenant which provides that Consolidated Funded Indebtedness may not exceed 2.5 times Consolidated EBITDA, as defined in the agreement, over the previous four quarters. For the four quarters ended March 31, 2012, Consolidated EBITDA was $49.0 million. Accordingly, at March 31, 2012, Consolidated Funded Indebtedness in excess of $122.6 million would have violated the Senior Leverage Ratio covenant.

Dividend Policy

We have never paid cash dividends on our common stock, and the terms of our Credit Agreement limit the amount of cash dividends we can pay. Under our Credit Agreement, we may declare and pay dividends on our capital stock during any fiscal year up to an amount which, when added to all other dividends paid during such fiscal year, does not exceed 50% of our cumulative net income for such fiscal year to such date. While we currently do not intend to pay cash dividends, any future dividend payments will depend on our financial condition, capital requirements and earnings as well as other relevant factors.

Stock Repurchase Program and Treasury Shares

Treasury Shares

On February 4, 2009, our Board of Directors authorized a stock buyback program that allows the Company to purchase up to 3,000,000 shares of common stock provided that such purchases do not exceed $25.0 million in any calendar year commencing in calendar year 2009 and continuing through calendar year 2012. The Company purchased 886,503 shares under this program during the first nine months of fiscal 2012 at an average price of $9.17. These shares were returned to the Company’s pool of treasury shares. We may purchase up to an additional 2,113,497 shares through the end of calendar year 2012.

In addition to the stock buyback program, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix Service withheld 48,810 shares in the nine months ended March 31, 2012 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares.

The Company has 2,157,906 treasury shares as of March 31, 2012 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

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

These forward-looking statements include, among others, such things as:

•	amounts and nature of future revenues and margins from each of our segments;

•	the likely impact of new or existing regulations or market forces on the demand for our services;

•	expansion and other development trends of the industries we serve;

•	our ability to generate sufficient cash from operations or to raise cash in order to meet our short and long-term capital requirements; and

•	our ability to comply with the covenants in our credit agreement.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2012.

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended March 31, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by the Company of its common stock during the third quarter of fiscal year 2012.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2012
Share Repurchase Program (A)	—	$—	—	2,113,497
Employee Transactions (B)	236	$9.89
February 1 to February 29, 2012
Share Repurchase Program (A)	—	$—	—	2,113,497
Employee Transactions (B)	3,431	$13.24
March 1 to March 31, 2012
Share Repurchase Program (A)	—	$—	—	2,113,497
Employee Transactions (B)	—	$—

(A)	Represents shares purchased under our stock buyback program that was approved by our Board of Directors on February 4, 2009 that allows the Company to purchase up to 3,000,000 shares of common stock provided that such purchases do not exceed $25.0 million in any calendar year commencing in calendar year 2009 and continuing through calendar year 2012.
(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

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

MATRIX SERVICE COMPANY

Date: May 8, 2012	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah, Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer

EXHIBIT INDEX

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Exhibit 101.INS:	XBRL Instance Document.

Exhibit 101.SCH:	XBRL Taxonomy Schema Document.

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB :	XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document.