Form 10-K
period 2012-06-30
MATRIX SERVICE CO
filed 2012-09-06
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☑            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $240 million.

The number of shares of the registrant’s common stock outstanding as of September 4, 2012 was 25,819,853 shares.

Documents Incorporated by Reference

Certain sections of the registrant’s definitive proxy statement relating to the registrant’s 2012 annual meeting of stockholders, which definitive proxy statement will be filed within 120 days of the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Annual Report which address activities, events or developments, which we expect, believe or anticipate will or may occur in the future are forward-looking statements. The word “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts” and similar expressions are also intended to identify forward-looking statements.

These forward-looking statements include, among others, such things as:

•	amounts and nature of future revenues and margins from each of our segments;

•	the likely impact of new or existing regulations or market forces on the demand for our services;

•	expansion and other trends in the industries we serve;

•	our ability to generate sufficient cash from operations or to raise cash in order to meet our short and long-term capital requirements; and

•	our ability to comply with the covenants in our credit agreement.

These statements are based on certain assumptions and analyses made in light of our experience and our historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

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

BACKGROUND

The Company began operations in 1984 as an Oklahoma corporation. Matrix Service Company was incorporated in the State of Delaware in 1989. We provide engineering, fabrication, construction and maintenance services primarily to oil, gas, power, petrochemical, industrial and mining and minerals markets. We maintain regional offices throughout the United States and Canada, and operate through separate union and merit subsidiaries.

The Company is licensed to operate in all 50 states and in four Canadian provinces. Our headquarters are in Tulsa, Oklahoma, and we have regional operating facilities throughout the United States and Canada. Our principal executive offices are located at 5100 E. Skelly Drive, Suite 700, Tulsa, Oklahoma 74135. Our telephone number is (918) 838-8822. Unless the context otherwise requires, all references herein to “Matrix Service Company”, “Matrix”, the “Company” or to “we”, “our”, and “us” are to Matrix Service Company and its subsidiaries.

WEBSITE ACCESS TO REPORTS

Our public internet site is www.matrixservicecompany.com. We make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

In addition, we currently make our annual reports to stockholders available on our internet site, www.matrixservicecompany.com.

OPERATING SEGMENTS

The Company completed an update of its long-term business strategy in fiscal 2012. This strategic update along with certain changes in our organizational structure led to a reassessment of our operating segments. As a result of these events, we have revised our reportable segments to better align with the current management of the business. As required under ASC 280—“Segment Reporting”, the segment information for all prior periods presented has been restated to reflect our new reporting segment presentation. Our previous operating segments were Construction Services and Repair and Maintenance Services. Our new segments are as follows:

•

The Electrical Infrastructure segment primarily encompasses high voltage services to investor owned utilities including construction of new substations, upgrades of existing substations, short-run transmission line installations, distribution upgrades and maintenance, and storm restoration services. We also provide construction and maintenance services to a variety of power generation facilities such as combined cycle plants, nuclear facilities, coal fired power stations, and renewable energy installations.

•

The Oil Gas & Chemical segment includes our traditional turnaround activities, plant maintenance services and construction in the downstream petroleum industry. Another key offering is industrial cleaning services, which include hydroblasting, hydroexcavating, chemical cleaning and vacuum services. We also perform work in the renewable energy, industrial and natural gas, gas processing and compression, and upstream petroleum markets.

•

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

•	The Industrial segment includes work in the mining and minerals industry, bulk material handling, thermal vacuum chambers, as well as work for clients in other industrial and manufacturing markets.

OTHER BUSINESS MATTERS

Customers and Marketing

The Company provided services to approximately 430 customers in fiscal 2012. The following table lists the customers that accounted for greater than 10% of our consolidated revenue for fiscal 2012:

	Oil Gas & Chemical		Storage Solutions		Total
	(In thousands, except percentages)
BP PLC	$72,196	35.1%	$8,815	2.3%	$81,011	11.0%
Enbridge	—	—	79,169	20.9%	79,169	10.7%

Total	$72,196	35.1%	$87,984	23.2%	$160,180	21.7%

The loss of either of these major customers could have a material adverse effect on the Company.

Matrix markets its services and products primarily through its marketing and business development personnel, senior professional staff and its operating management. The business development personnel concentrate on developing new customers and assisting management with existing customers. We competitively bid most of our projects; however, we have a number of preferred provider relationships with customers who award us work through long-term agreements. Our projects have durations of a few days to multiple years.

Segment Financial Information

Financial information for our operating segments is provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 14—Segment Information of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Competition

The Company competes with local, regional, national and international contractors. Competitors generally vary with the markets we serve with few competitors competing in all of the markets we serve or in all of the services we provide. Contracts are generally awarded based on price, reputation for quality, customer satisfaction, safety record and programs, and schedule.

Backlog

We define backlog as the total dollar amount of revenues that we expect to recognize as a result of performing work that has been awarded to us through a signed contract, notice to proceed or other type of assurance that we consider firm. The following arrangements are considered firm:

•	fixed-price awards;

•	minimum customer commitments on cost plus arrangements; and

•	certain time and material arrangements in which the estimated value is firm or can be estimated with a reasonable amount of certainty in both timing and amounts.

For long-term maintenance contracts we include only the amounts that we expect to recognize into revenue over the next 12 months. For all other arrangements, we calculate backlog as the estimated contract amount less revenues recognized as of the reporting date.

The following table provides a summary of changes in our backlog for fiscal 2012:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2011	$85,551	$92,162	$218,073	$9,332	$405,118
Net awards	177,234	231,523	396,652	25,971	831,380
Revenue recognized	(135,086)	(205,823)	(378,154)	(19,983)	(739,046)

Backlog as of June 30, 2012	$127,699	$117,862	$236,571	$15,320	$497,452

Seasonality

Turnarounds and planned outages at customer facilities are typically scheduled in the spring and the fall when the demand for energy is lower. As a result, quarterly operating results can exhibit seasonal fluctuations, especially in our Oil Gas & Chemical segment. We typically see a lower level of operating activity relating to construction projects during the winter months and early in the calendar year because many of our customers’ capital budgets have not been finalized. Our business can also be affected both positively and negatively by seasonal factors such as energy demand or weather conditions including hurricanes, snowstorms, and abnormally low or high temperatures. Accordingly, results for any interim period may not necessarily be indicative of future operating results.

Raw Material Sources and Availability

Steel plate and steel pipe are the primary raw materials used by the Company. Supplies of these materials are available throughout the United States and globally from numerous sources. We anticipate that adequate amounts of these materials will be available in the foreseeable future. However, the price, quantity, and the delivery schedules of these materials could change rapidly due to various factors, including producer capacity, the level of foreign imports, worldwide demand, tariffs on imported steel and other market conditions.

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

Matrix maintains a performance and payment bonding line sufficient to support the business. The Company generally requires its subcontractors to indemnify the Company and the Company’s customer and name the Company as an additional insured for activities arising out of the subcontractors’ work. We also require certain subcontractors to provide additional insurance policies or surety bonds in favor of the Company, to secure the subcontractors’ work or as required by contract. There can be no assurance that our insurance and the additional insurance coverage provided by our subcontractors will fully protect us against a valid claim or loss under the contracts with our customers.

Employees

As of June 30, 2012, we had 2,692 employees of which 535 were employed in non-field positions and 2,157 were employed in field or shop positions. The number of employees varies significantly throughout the year because of the number, type and size of projects we have in progress at any particular time.

The Company’s subsidiaries include both merit and union companies. In our union business, we operate under collective bargaining agreements with various unions representing different groups of our employees. Union agreements provide union employees with benefits including health and welfare, pension, training programs and compensation plans. We have not experienced any significant strikes or work stoppages in recent years. We maintain health and welfare, retirement and training programs for our merit craft employees and administrative personnel.

Patents and Proprietary Technology

Matrix Service Company’s engineering subsidiary has several patents and patents pending, and continues to pursue new ideas and innovations to better serve our customers in all areas of our business. The patents under the Flex-A-Span® and Flex-A-Seal® trademarks are utilized to cover seals for floating roof tanks. Our patent of our ThermoStor® diffuser system is for a process that receives, stores and dispenses both chilled and warm water in and from the same storage tank. The patented RS 1000 Tank Mixer® controls sludge build-up in crude oil tanks through resuspension. The Valve Shield® patent relates to a flexible fluid containment system that captures and contains fluid leaking from pipe and valve connections. The patent for Spacerless or Geocomposite Double Bottom for Storage Tanks relates to a replacement bottom with leak detection and containment that allows for the retrofitting of an existing tank while minimizing the loss of capacity. The patent for the Training Tank for Personnel Entry, Exit and Rescue relates to a mobile device that can be used to train personnel on equipment that is made to simulate real world hazards.

The Company holds a perpetual license to use various patents and technologies related to LNG storage tanks, LIN/LOX storage tanks, LPG storage tanks and thermal vacuum chambers. We believe that the ability to use these patents and technology enables us to expand our presence in the markets for these products and minimizes the development costs typically associated with organic growth.

While we believe that continued product development and the protection of our patents are important to our business, we do not believe that these patents or purchased technology are essential to our success.

Regulation

Health and Safety Regulations

Our operations are subject to the requirements of the United States Occupational Safety and Health Act (“OSHA”) and Mine Safety and Health Administration (“MSHA”), comparable state laws and the Canadian Workers’ Compensation Board and its Workplace Health, Safety and Compensation Commission. Regulations promulgated by these agencies require employers and independent contractors to implement work practices, medical surveillance systems and personnel protection programs to protect employees from workplace hazards and exposure to hazardous chemicals and materials. In recognition of the potential for accidents within various scopes of work, these agencies have enacted strict and comprehensive safety regulations. The Company has established comprehensive programs for complying with health and safety regulations to protect the safety of its workers, subcontractors and customers. While the Company believes that it operates safely and prudently, there can be no assurance that accidents will not occur or that the Company will not incur substantial liability in connection with the operation of its business.

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

The Company believes that it is currently in compliance, in all material aspects, with all applicable environmental laws and regulations. The Company does not expect any material charges in subsequent periods relating to environmental conditions that currently exist and does not currently foresee any significant future capital spending relating to environmental matters.

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

The demand for our products and services depends upon the existence of construction and maintenance projects in the downstream petroleum, power and other heavy industries in the United States and Canada. Therefore, it is likely that our business will continue to be cyclical in nature and vulnerable to general downturns in the United States, Canadian and world economies and declines in commodity prices, which could adversely affect the demand for our products and services.

The availability of engineering and construction projects is dependent upon economic conditions in the oil, gas, and power industries, specifically, the level of capital expenditures on energy infrastructure. A prolonged period of sluggish economic conditions in North America has had and may continue to have an adverse impact on the level of capital expenditures of our customers and/or their ability to finance these expenditures. Our failure to obtain projects, the delay of project awards, the cancellation of projects or delays in the completion of contracts are factors that may result in under-utilization of our resources, which would adversely impact our revenue, operating results and cash flow. There are numerous factors beyond our control that influence the level of capital expenditures of oil, gas and power companies, including:

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

There are integration and consolidation risks associated with the acquisition strategy included in our strategic plan. Future acquisitions may result in significant transaction expenses, unexpected liabilities and risks associated with entering new markets, and we may be unable to profitably operate these businesses.

We may lack sufficient management, financial and other resources to successfully integrate future acquisitions including acquisitions in markets in which we have not previously operated. Any future acquisitions may result in significant transaction expenses, unexpected liabilities and other risks in addition to the integration and consolidation risks.

If we make any future acquisitions, we likely will have exposure to third parties for liabilities of the acquired business or assets that may or may not be adequately covered by insurance or by indemnification, if any, from the former owners of the acquired business or assets. Any of these unexpected liabilities could have a material adverse effect on our business.

We may need to raise additional capital in the future for working capital, capital expenditures and/or acquisitions, and we may not be able to do so on favorable terms or at all, which would impair our ability to operate our business or achieve our strategic plan.

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

We face competition in all areas of our business from regional, national and international competitors. Our competitors range from small family owned businesses to well-established, well-financed entities, both privately and publicly held, including many major equipment manufacturers, large engineering and construction companies and specialty contractors. We compete primarily on the basis of price, customer satisfaction, safety performance and programs, quality of our products and services, and schedule. As a result, the level of competition in one or more markets may result in lower operating margins than we have recently experienced.

Our backlog is subject to unexpected fluctuations, adjustments and cancellations and does not include the full value of our long-term maintenance contracts, and therefore, may not be a reliable indicator of our future earnings.

Backlog may not be a reliable indicator of our future performance. We cannot guarantee that the revenue projected in our backlog will be realized or profitable. Projects may remain in our backlog for an extended period of time. In addition, project cancellations or scope adjustments may occur from time to time with respect to contracts included in our backlog that could reduce the dollar amount of our backlog and the revenue and profits that we actually earn. Many of our contracts have termination rights. Therefore, project adjustments may occur from time to time to contracts in our backlog.

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

After commencement of a contract, we may perform, without the benefit of an approved change order from the customer, additional services requested by the customer that were not contemplated in our contract price for various reasons, including customer changes or incomplete or inaccurate engineering, changes in project specifications and other similar information provided to us by the customer. Our construction contracts generally require the customer to compensate us for additional work or expenses incurred under these circumstances.

A failure to obtain adequate compensation for these matters could require us to record in the current period an adjustment to revenue and profit recognized in prior periods under the percentage-of-completion accounting method. Any such adjustments, if substantial, could have a material adverse effect on our results of operations and financial condition, particularly for the period in which such adjustments are made. We cannot be assured that we will be successful in obtaining, through negotiation, arbitration, litigation or otherwise, approved change orders in an amount adequate to compensate us for our additional work or expenses.

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

Under the terms of our contracts, at times we commit resources to customer projects prior to receiving payments from customers in amounts sufficient to cover expenditures on these projects as they are incurred. Many of our fixed-price or cost-plus contracts require us to satisfy specified progress milestones or performance standards in order to receive a payment. Under these types of arrangements, we may incur significant costs for labor, equipment and supplies prior to receipt of payment. If the customer fails or refuses to pay us for any reason, there is no assurance we will be able to collect amounts due to us for costs previously incurred. In some cases, we may find it necessary to terminate subcontracts with suppliers engaged by us to assist in performing a contract, and we may incur costs or penalties for canceling our commitments to them. Delays in customer payments require an investment in working capital. If we are unable to collect amounts owed to us under our contracts, we may be required to record a charge against previously recognized earnings related to the project, and our liquidity, financial condition and results of operations could be adversely affected.

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

Some of our employees are represented by labor unions. The Company has in excess of 50 collective bargaining agreements with various labor unions. The most significant agreements include the following:

Trade	Local #	Location	Expires
Boilermaker	28	Bayonne, N.J.	12/31/2012
Boilermaker	13	Philadelphia, PA.	9/29/2012
Electrician	351	Winslow, N.J.	10/01/2013
Boilermaker—NTD	All	National	10/31/2013
Electrician	102	Parsippany, N.J.	6/02/2014
Electrician	164	Paramus, N.J.	6/02/2014

The Company is also working under a number of other collective bargaining agreements that cover a smaller number of employees. These agreements expire within the next five years. For those agreements with upcoming expiration dates, the Company is currently negotiating renewals and expects that the renewals will be successfully completed. To date, the Company has not experienced any significant work stoppages or other significant labor problems in connection with its collective bargaining agreements. A lengthy strike or other work stoppage on any of our projects could have a material adverse effect on our business and results of operations due to an inability to complete contracted projects in a timely manner. From time to time, we have also experienced attempts to unionize certain of our merit employees. While these efforts have only achieved limited success to date, we cannot provide any assurance that we will not experience additional and more successful union activity in the future.

We contribute to multiemployer plans that could result in liabilities to us if those plans are terminated or if we withdraw from those plans.

We contribute to several multiemployer pension plans for employees covered by collective bargaining agreements. These plans are not administered by us and contributions are determined in accordance with provisions of negotiated labor contracts. The Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multiemployer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. We are not currently able to determine the net assets and actuarial present value of the multiemployer pension plans’ unfunded vested benefits allocable to us, if any, and we are not presently aware of the amounts, if any, for which we may be contingently liable if we were to withdraw from any of these plans. In addition, if the funding level of any of these multiemployer plans becomes classified as “critical status” under the Pension Protection Act of 2006, we could be required to make significant additional contributions to those plans.

Future events, including those associated with our strategic plan, could negatively affect our liquidity position.

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

We are involved, and are likely to continue to be involved in legal proceedings, which will increase our costs and, if adversely determined, could have a material effect on our financial condition, results of operations, cash flows and liquidity.

We are currently a defendant in legal proceedings arising from the operation of our business and it is reasonable to expect that we would be named in future actions. Many of the actions against us arise out of the normal course of performing services on project sites, and include claims for workers’ compensation, personal injury and property damage. From time to time, we are also named as a defendant for actions involving the violation of federal and state labor laws related to employment practices, wages and benefits or in contract disputes with our customers. We also are, and are likely to continue to be, a plaintiff in legal proceedings against customers seeking to recover payment of contractual amounts due to us as well as claims for increased costs incurred by us resulting from, among other things, services performed by us at the request of a customer that are in excess of original project scope that are later disputed by the customer and customer-caused delays in our contract performance.

We maintain insurance against operating hazards in amounts that we believe are customary in our industry. However, our insurance has deductibles and coverage exclusions so we cannot provide assurance that we are adequately insured against all types of risks that are associated with the conduct of our business. A successful claim brought against us in excess of, or outside of, our insurance coverage could have a material adverse effect on our financial condition, results of operations, cash flows and liquidity.

Litigation, regardless of its outcome, is expensive, typically diverts the efforts of our management away from operations for varying periods of time, and can disrupt or otherwise adversely impact our relationships with current or potential customers, subcontractors and suppliers. Payment and claim disputes with customers may also cause us to incur increased interest costs resulting from incurring indebtedness under our revolving line of credit or receiving less interest income resulting from fewer funds invested due to the failure to receive payment for disputed claims and accounts.

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

We are subject to numerous other laws and regulations including those related to business registrations and licenses, environment, workplace, employment, health and safety. These laws and regulations are complex, change frequently and could become more stringent in the future. It is impossible to predict the effect on us of any future changes to these laws and regulations. We can provide no absolute assurance that our operations will continue to comply with future laws and regulations or that the costs to comply with these laws and regulations and/or a failure to comply with these laws will not significantly adversely affect our business, financial condition and results of operations.

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

Risk Factors Related to Our Common Stock

Our common stock, which is listed on the NASDAQ Global Select Market, has experienced significant price and volume fluctuations. These fluctuations are likely to continue in the future, and our stockholders may not be able to resell their shares of common stock at or above the purchase price paid.

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

We may issue additional equity securities, which could lead to dilution of our issued and outstanding stock.

The issuance of additional common stock, restricted stock units or securities convertible into our common stock could result in dilution of the ownership interest held by existing stockholders. We are authorized to issue, without stockholder approval 5,000,000 shares of preferred stock, par value $0.01 per share, in one or more series, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. In addition, we are authorized to issue, without stockholder approval, a significant number of additional shares of our common stock and securities convertible into either common stock or preferred stock.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The principal properties of Matrix Service Company are as follows:

Location	Description of Facility	Segment	Interest
Tulsa, Oklahoma	Corporate headquarters	Corporate	Leased
Alton, Illinois	Regional office and warehouse	Oil Gas & Chemical	Leased
Bellingham, Washington	Regional office and warehouse	Oil Gas & Chemical Storage Solutions Industrial	Owned
Benicia, California	Regional office and warehouse	Storage Solutions	Leased
Catoosa, Oklahoma	Fabrication facility, regional office and warehouse	Oil Gas & Chemical Storage Solutions Industrial	Owned (1)
Eddystone, Pennsylvania	Regional office	Electrical Infrastructure Oil Gas & Chemical Storage Solutions Industrial	Leased
Eddystone, Pennsylvania	Fabrication facility and warehouse	Electrical Infrastructure Oil Gas & Chemical Storage Solutions Industrial	Leased
Gonzales, Louisiana	Regional office	Oil Gas & Chemical	Leased
Houston, Texas	Regional office and warehouse	Storage Solutions	Owned
Houston, Texas	Regional office	Oil Gas & Chemical Storage Solutions	Leased
Jamestown, Wyoming	Regional office	Industrial	Leased
Kansas City, Missouri	Regional office and warehouse	Oil Gas & Chemical	Leased
Parsippany, New Jersey	Regional office	Industrial	Leased
Orange, California	Fabrication facility, regional office and warehouse	Oil Gas & Chemical Storage Solutions Industrial	Owned
Rahway, New Jersey	Regional office and warehouse	Electrical Infrastructure Oil Gas & Chemical Storage Solutions Industrial	Leased
Sandy, Utah	Regional office	Industrial	Leased
Sewickley, Pennsylvania	Regional office	Storage Solutions	Leased
Temperance, Michigan	Regional office and warehouse	Storage Solutions	Owned
Tucson, Arizona	Regional office and warehouse	Industrial	Leased
Calgary, Alberta, Canada	Sales office	Storage Solutions	Leased
Leduc, Alberta, Canada	Regional office and warehouse	Storage Solutions	Leased
Saint John, New Brunswick, Canada	Regional Office	Storage Solutions	Leased
Sarnia, Ontario, Canada	Regional office and warehouse	Storage Solutions	Owned

(1)	Facilities were constructed by the Company on land acquired through a ground lease with renewal options extending until 2042.

In addition to the locations listed above, Matrix has temporary office facilities at numerous customer locations throughout the United States and Canada.

Item 3.	Legal Proceedings

We are a party to a number of legal proceedings. We believe that the nature and number of these proceedings are typical for a company of our size engaged in our type of business and that none of these proceedings will result in a material effect on our business, results of operations, financial condition, cash flows or liquidity.

Item 4.	Mine Safety Disclosures

There were no mine safety violations or other regulatory matters required to be disclosed in this Annual Report under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “MTRX”. The following table sets forth the high and low sale prices for our common stock as reported by NASDAQ for the periods indicated:

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
First quarter	$14.52	$8.05	$10.00	$8.45
Second quarter	11.40	7.66	12.49	8.61
Third quarter	14.91	9.57	14.42	10.81
Fourth quarter	14.00	9.77	14.48	11.52

As of August 31, 2012, there were 30 holders of record of our common stock. We believe that the number of beneficial owners of our common stock is substantially greater than the number of holders of record.

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

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by the Company of its common stock during the fourth quarter of the fiscal year ended June 30, 2012.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2012
Share Repurchase Program (A)	—	—	—	2,113,497
Employee Transactions (B)	—	—	—
May 1 to May 31, 2012
Share Repurchase Program (A)	—	—	—	2,113,497
Employee Transactions (B)	4,182	$11.83	—
June 1 to June 30, 2012
Share Repurchase Program (A)	—	—	—	2,113,497
Employee Transactions (B)	—	—	—

(A)	On February 4, 2009 our Board of Directors authorized a stock buyback program that allows the Company to purchase up to 3,000,000 shares of common stock provided that such purchases do not exceed $25.0 million in any calendar year commencing in calendar year 2009 and continuing through calendar year 2012.
(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

Item 6.	Selected Financial Data

Selected Financial Data

(In thousands, except percentages and per share data)

	Twelve Months Ended					One Month Ended
	June 30, 2012	June 30, 2011	June 30, 2010	May 31, 2009	May 31, 2008	June 30, 2009(1)
Revenues	$739,046	$627,052	$550,814	$689,720	$731,301	$45,825
Gross profit	79,618	74,914	52,922	94,323	75,117	5,149
Gross profit %	10.8%	11.9%	9.6%	13.7%	10.3%	11.2%
Selling, general and administrative expenses	47,983	44,014	45,169	47,006	40,566	3,570
Operating income	31,635	30,900	7,753	47,317	34,551	1,579
Net income	17,188	18,982	4,876	30,589	21,414	994
Earnings per share-diluted	0.65	0.71	0.18	1.16	0.80	0.04
Working capital	124,553	115,374	95,740	82,460	60,826	82,948
Total assets	323,135	306,436	284,808	303,451	274,593	299,961
Long-term debt	—	—	259	850	1,000	777
Capital expenditures	13,534	10,416	5,302	9,983	18,302	348
Cash flows provided by operations	2,941	22,749	4,399	38,624	45,596	18,906
Backlog	497,452	405,118	353,216	401,073	467,308	392,097

(1)	On July 30, 2009 the Company’s Board of Directors approved a change in the Company’s fiscal year end from May 31 to June 30, beginning July 1, 2009. As a result of the change, the Company had a transition period for the one month ended June 30, 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

CRITICAL ACCOUNTING ESTIMATES

Revenue Recognition

Matrix records profits on fixed-price contracts on a percentage-of-completion basis, primarily based on costs incurred to date compared to the total estimated contract cost. The Company records revenue on reimbursable and time and material contracts on a proportional performance basis as costs are incurred. Contracts in process are valued at cost plus accrued profits less billings on uncompleted contracts. Contracts are generally considered substantially complete when field construction is completed. The elapsed time from award of a contract to completion of performance may be in excess of one year. Matrix includes pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs, when Matrix determines that it is responsible for the procurement and management of such cost components.

Matrix has numerous contracts that are in various stages of completion which require estimates to determine the appropriate cost and revenue recognition. The Company has a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs, and accordingly, does not believe significant fluctuations are likely to materialize. However, current estimates may be revised as additional information becomes available. If estimates of costs to complete fixed-price contracts indicate a loss, a provision is made through a contract write-down for the total loss anticipated. A number of our contracts contain various cost and performance incentives and penalties that impact the earnings we realize from our contracts. Adjustments related to these incentives and penalties are recorded in the period on a percentage of completion basis when estimable and probable.

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

As of June 30, 2012 and June 30, 2011, costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of $8.5 million and $5.1 million, respectively. There were no claims included in costs and estimated earnings in excess of billings on uncompleted contracts as of June 30, 2012 or June 30, 2011. Historically, our collections for unapproved change orders and other claims have approximated the amount of revenue recognized.

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

Legal costs are expensed as incurred.

Insurance Reserves

We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. We establish reserves for claims using a combination of actuarially determined estimates and management judgment on a case-by-case basis and update our evaluations as further information becomes known. Judgments and assumptions, including the assumed losses for claims incurred but not reported, are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. If actual results of claim settlements are different than the amounts estimated we may be exposed to gains or losses that could be significant. A hypothetical ten percent unfavorable change in our claim reserves at June 30, 2012 would have reduced fiscal 2012 pretax income by $0.5 million.

Goodwill

Goodwill represents the excess of the purchase price of acquisitions over the acquisition date fair value of the net identifiable tangible and intangible assets acquired. In accordance with current accounting guidance, goodwill is not amortized and is tested at least annually for impairment at the reporting unit level.

As discussed in our Form 10-Q for the quarter ending March 31, 2012, we previously concluded that the change in operating segments, which is discussed in Note 2—Segment Change and Note 14—Segment Information of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report, requires that we change our reporting units based on the new segments. Goodwill was allocated to the new reporting units in accordance with ASC 350, “Intangibles—Goodwill and Other”. The change in operating segments, reporting units and the subsequent allocation of goodwill to the new reporting units did not change the value of our underlying business; therefore, did not constitute an event that required us to perform an interim impairment test. Based on these factors, we continued our practice of performing the annual impairment test in the fourth quarter of each fiscal year.

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

Management utilizes a discounted cash flow analysis to determine the estimated fair value of our reporting units. Significant judgments and assumptions including the discount rate, anticipated revenue growth rate and gross margins, estimated operating and interest expense, and capital expenditures are inherent in these fair value estimates, which are based on our operating and capital budgets and on our strategic plan. As a result, actual results may differ from the estimates utilized in our discounted cash flow analysis. The use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and could result in the recognition of an impairment charge in the financial statements. As a result of these uncertainties, we utilize multiple scenarios and assign probabilities to each of the scenarios in the discounted cash flow analysis.

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

We performed our annual impairment test based on the new reporting units in the fourth quarter to determine whether an impairment existed and to determine the amount of headroom at May 31, 2012. We define headroom as the percentage difference between the fair value of a reporting unit and its carrying value. The amount of headroom varies by reporting unit. Approximately 42% of our goodwill balance is attributable to one reporting unit. This unit had headroom of 46% at May 31, 2012. We have three additional reporting units with goodwill representing 21%, 14% and 11% of the total goodwill balance with headroom of 84%, 106% and 40%, respectively.

Our significant assumptions, including revenue growth rates, gross margins, operating and interest expense and other factors, have been reasonably accurate in recent years, but may change in light of changes in the economic and competitive environment in which we operate. Assuming that all other components of our fair value estimate remain unchanged, a change in the following assumptions would have the following effect on headroom:

•

if the growth rate of estimated revenue decreases by one percentage point, the headroom of the reporting units referenced above would be reduced from 46%, 84%, 106% and 40% to 44%, 82%, 103% and 39%, respectively;

•

if our estimate of gross margins decreases one percentage point, the headroom of the reporting units referenced above would be reduced from 46%, 84%, 106% and 40% to 12%, 58%, 69% and 18%, respectively; and

•

if the applicable discount rate increases one percentage point, the headroom of the reporting units referenced above would be reduced from 46%, 84%, 106% and 40% to 29%, 66%, 82% and 27%, respectively.

Recently Issued Accounting Standards

Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU 2011-04"). ASU 2011-04 amends ASC 820, providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company's adoption of ASU 2011-04 did not have a material effect on the Company's consolidated financial statements.

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

Accounting Standards Update 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan

Effective June 30, 2012, we adopted Accounting Standards Update No. 2011-09, “Disclosures about an Employer’s Participation in a Multiemployer Plan” (“ASU 2011-09”). ASU 2011-09 requires employers to make additional separate disclosures for multiemployer pension and other postretirement benefit plans. Additional disclosures include, but are not limited to:

•	the plans in which an employer participates;

•	the level of participation, including the plans to which the employer is a significant contributor;

•	the financial health of significant plans; and

•	the nature of the employer’s commitment to the plans.

ASU 2011-09 does not change the current recognition and measurement guidance that requires an employer to recognize its required contribution as a pension or other postretirement benefit cost for the period and to recognize a liability for any contributions due at the reporting date. ASU 2011-09 does not change the recognition, measurement or disclosure requirements for obligations related to an actual or potential withdrawal from a multiemployer plan. These obligations continue to be accounted for under ASC 450, “Contingencies”. Under ASC 450, if an obligation due to withdrawal from a multiemployer plan is probable and reasonably estimable, the recognition of a liability and disclosure of the contingency is required. If an obligation due to withdrawal from a multiemployer plan is reasonably possible, disclosure of the contingency is required.

See Note 13—Employee Benefit Plans of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report, for specific disclosures relating to the multiemployer pension plans that we consider material. The adoption of ASU 2011-09 did not impact the Company’s financial position or results of operations, as it only required additional disclosures regarding the Company’s participation in multiemployer plans.

Results of Operations

Overview

During fiscal 2012, the Company completed an update of its long-term business strategy. This strategic update along with certain changes in our organizational structure led to a reassessment of our operating segments. As a result of these events, we have revised our reportable segments to better align with the current management of the business. Our previous operating segments were Construction Services and Repair and Maintenance Services. Our new segments are as follows:

•

The Electrical Infrastructure segment primarily encompasses high voltage services to investor owned utilities, including construction of new substations, upgrades of existing substations, short-run transmission line installations, distribution upgrades and maintenance, and storm restoration services. We also provide construction and maintenance services to a variety of power generation facilities such as combined cycle plants, nuclear facilities, coal fired power stations, and renewable energy installations.

•

The Oil Gas & Chemical segment includes our traditional turnaround activities, plant maintenance services and construction in the downstream petroleum industry. Another key offering is industrial cleaning services, which include hydroblasting, hydroexcavating, chemical cleaning, and vacuum services. We also perform work in the renewable energy, industrial and natural gas, gas processing and compression, and upstream petroleum markets.

•

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

•	The Industrial segment includes work in the mining and minerals industry, bulk material handling, thermal vacuum chambers, as well as work for clients in other industrial and manufacturing markets.

The majority of the work for all segments is performed in the United States, with 8.5% of revenues generated in Canada during fiscal 2012 as compared to 4.8% in fiscal 2011. Significant period to period changes in revenues, gross profits and operating results are discussed below on a consolidated basis and for each segment.

Matrix Service Company

Results of Operations

(In thousands)

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
Fiscal Year 2012
Consolidated revenues	$135,086	$205,823	$378,154	$19,983	$739,046
Gross profit	16,676	20,070	42,393	479	79,618
Selling, general and administrative expenses	9,067	11,936	24,900	2,080	47,983
Operating income (loss)	7,609	8,134	17,493	(1,601)	31,635

Fiscal Year 2011
Consolidated revenues	$151,058	$143,354	$298,706	$33,934	$627,052
Gross profit	18,337	13,647	38,779	4,151	74,914
Selling, general and administrative expenses	9,226	10,542	22,167	2,079	44,014
Operating income	9,111	3,105	16,612	2,072	30,900

Fiscal Year 2010
Consolidated revenues	$102,994	$148,884	$271,314	$27,622	$550,814
Gross profit	13,289	9,121	27,806	2,706	52,922
Selling, general and administrative expenses	9,788	9,970	21,623	3,788	45,169
Operating income (loss)	3,501	(849)	6,183	(1,082)	7,753

Variances Fiscal Year 2012 to Fiscal Year 2011
Consolidated revenues	$(15,972)	$62,469	$79,448	$(13,951)	$111,994
Gross profit	(1,661)	6,423	3,614	(3,672)	4,704
Selling, general and administrative expenses	159	(1,394)	(2,733)	(1)	(3,969)
Operating income	(1,502)	5,029	881	(3,673)	735

Variances Fiscal Year 2011 to Fiscal Year 2010
Consolidated revenues	$48,064	$(5,530)	$27,392	$6,312	$76,238
Gross profit	5,048	4,526	10,973	1,445	21,992
Selling, general and administrative expenses	562	(572)	(544)	1,709	1,155
Operating income	5,610	3,954	10,429	3,154	23,147

Fiscal 2012 Versus Fiscal 2011

Consolidated

Consolidated revenues were $739.0 million in fiscal 2012, an increase of $111.9 million, or 17.8%, from consolidated revenues of $627.1 million in fiscal 2011. The increase in consolidated revenues was a result of increases in Storage Solutions and Oil Gas & Chemical revenues, which increased $79.4 million and $62.5 million, respectively. These increases in revenues were partially offset by lower Electrical Infrastructure and Industrial revenues, which decreased $16.0 million and $14.0 million, respectively.

Consolidated gross profit increased from $74.9 million in fiscal 2011 to $79.6 million in fiscal 2012. The increase of $4.7 million was primarily due to higher revenues, partially offset by a decrease in gross margins from 11.9% in fiscal 2011 to 10.8% in fiscal 2012.

Consolidated SG&A expenses were $48.0 million in fiscal 2012 compared to $44.0 million in fiscal 2011. The increase of $4.0 million, or 9.1%, was primarily due to higher operating costs in fiscal 2012 related to increased business volumes, costs related to our investment in high growth areas of the business and related investment in support functions such as safety, marketing, corporate development, systems and training, and a non-routine stock compensation charge, partially offset by lower legal costs. SG&A expense as a percentage of revenue decreased to 6.5% in fiscal 2012 compared to 7.0% in fiscal 2011.

Net interest expense was $0.8 million in fiscal 2012 and $0.7 million in fiscal 2011.

Other expense in fiscal 2012 was $0.4 million and related primarily to foreign currency transaction losses. Fiscal 2011 had other income of $0.4 million, which related primarily to foreign currency transaction gains.

The effective tax rates for fiscal 2012 and fiscal 2011 were 43.6% and 38.0%, respectively. The fiscal 2012 effective tax rate was higher than the statutory rate due to cumulative non-deductible expenses totaling $3.1 million related to deductibility limitations applying to certain items that had previously been fully deducted, of which $2.1 million was related to prior fiscal years (fiscal 2009 to fiscal 2011) and $1.0 million was for the current fiscal year. The fiscal 2012 effective tax rate was positively impacted by the release of a valuation allowance on foreign tax credit carryovers of $0.5 million.

Electrical Infrastructure

Revenues for the Electrical Infrastructure segment decreased from $151.1 million in fiscal 2011 to $135.1 million in fiscal 2012. The decrease of $16.0 million, or 10.6%, was primarily due to the completion of a cogeneration project in the prior year and unfavorable conditions in our east coast operations related to a decline in spending by electric utilities due to warm winter weather, the impact of low natural gas prices, as well as timing delays of various project start dates and contract awards. Gross margins were 12.3% in fiscal 2012 compared to 12.1% in fiscal 2011.

Oil Gas & Chemical

Revenues for the Oil Gas & Chemical segment increased to $205.8 million in fiscal 2012 compared to $143.4 million in fiscal 2011. The increase of $62.4 million, or 43.5%, was due to a significantly higher volume of turnaround work and a higher level of capital construction projects. Gross margins were 9.8% in fiscal 2012 compared to 9.5% in fiscal 2011.

Storage Solutions

Revenues for the Storage Solutions segment increased to $378.2 million in fiscal 2012 compared to $298.7 million in fiscal 2011. The increase of $79.5 million, or 26.6%, was due to higher levels of work both domestically outside of Cushing and in Canada in our core aboveground storage tank business and an increase in domestic tank farm and terminal balance of plant work. Gross margins decreased from 13.0% in fiscal 2011 to 11.2% in fiscal 2012. The lower margins in fiscal 2012 were primarily due to geographic expansion, costs associated with unexpected warranty work, and isolated margin fades.

Industrial

Revenues for the Industrial segment decreased from $33.9 million in fiscal 2011 to $20.0 million in fiscal 2012. The decrease of $13.9 million, or 41.0%, was largely due to the timing of revenues on a single project in 2011. This project accounted for $10.8 million of revenues in fiscal 2011 and $2.4 million in fiscal 2012. Gross margins decreased from 12.2% in fiscal 2011 to 2.4% in the current year. Gross margins in fiscal 2012 were negatively impacted by startup costs related to our entry into the bulk material handling and mining and minerals markets.

Fiscal 2011 Versus Fiscal 2010

The Company’s fiscal 2010 results were affected by the following items:

Non-routine Charges

The California Pay Practices class action lawsuits – We recorded a pretax charge of $5.1 million in fiscal 2010 related to this matter. The charge was recorded as an increase to cost of revenues with $4.0 million allocated to the Storage Solutions Segment and $1.1 million to the Oil Gas & Chemical Segment. The charge is more fully discussed in Note 8—Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report. This charge is referred to as the “charge on a legal matter” throughout our discussion of financial results in this Item 7.

Claims receivable write-down – We recorded pretax charges totaling $2.9 million in fiscal 2010 caused by a write-down of the value of claim receivables acquired in the February 2009 acquisition of S.M. Electric Company, Inc. (“SME”). Of the charge, $2.5 million was the result of the recorded value of a claim exceeding the arbitration award. The remaining $0.4 million charge related to a separate claim receivable and was recorded in conjunction with our on-going assessment of the recoverability of the recorded value of the claim receivables. These charges are collectively referred to as the “claims receivable write-off” in our discussion of financial results in this Item 7 and were recorded as an increase to selling, general and administrative expenses. This charge is more fully discussed in Note 4—Customer Contracts of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Claims receivable collection costs – Costs incurred to collect the claims acquired in the SME acquisition were higher than estimated and resulted in a pretax charge of $1.9 million in fiscal 2010 and $0.3 million in fiscal 2011. These charges are referred to as the “claims receivable excess collection costs” in our discussion of financial results in this Item 7 and were recorded as an increase to SG&A expense. These charges are more fully discussed in Note 4—Customer Contracts of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Significant Loss on Projects

At June 30, 2010, estimated costs on a series of projects at a large complex in the Gulf Coast were in excess of previous estimates resulting in a pretax charge of $5.4 million in fiscal 2010. The increased costs were primarily due to difficult working conditions at the site and poorly defined scopes of work, which led to inefficiencies, rework and cost overruns. This charge was recorded as a reduction in gross profit in the Oil Gas & Chemical Segment. The charge is referred to as the loss on the “projects at a Gulf Coast site” throughout our discussion of financial results in this Item 7.

Consolidated

Consolidated revenues were $627.1 million in fiscal 2011, an increase of $76.3 million, or 13.9%, from consolidated revenues of $550.8 million in fiscal 2010. The increase in consolidated revenues was a result of increases in Electrical Infrastructure, Storage Solutions and Industrial revenues, which had increases of $48.1 million, $27.4 million and $6.3 million, respectively. These increases in revenues were partially offset by lower Oil Gas & Chemical revenues which decreased $5.5 million.

Consolidated gross profit increased from $52.9 million in fiscal 2010 to $74.9 million in fiscal 2011. The increase of $22.0 million was largely due to the effect of higher revenues combined with higher gross margins, which increased from 9.6% in fiscal 2010 to 11.9% in fiscal 2011.

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

The effective tax rates for fiscal 2011 and fiscal 2010 were 38.0% and 34.2%, respectively. The fiscal 2010 effective tax rate was lower than the statutory rate due to the benefit of state tax credits and a federal tax deduction for qualifying domestic construction activities.

Electrical Infrastructure

Revenues for the Electrical Infrastructure segment increased to $151.1 million in fiscal 2011 compared to $103.0 million in fiscal 2010. The increase of $48.1 million, or 46.7%, was primarily due to higher maintenance work from utilities in the Northeastern United States. Gross margins were 12.1% in fiscal 2011 compared to 12.9% a year earlier. Fiscal 2010 had higher direct gross margins primarily due to higher margins on a single project that was completed in fiscal 2010. Despite the absence of this high margin job in fiscal 2011, we were able to maintain our gross margins by improving recovery of overhead costs due to higher business volume in fiscal 2011.

Oil Gas & Chemical

Revenues for the Oil Gas & Chemical segment decreased from $148.9 million in fiscal 2010 to $143.4 million in fiscal 2011. The decrease of $5.5 million, or 3.7%, was primarily due to a lower level of capital construction projects. Gross margins increased from 6.1% in fiscal 2010 to 9.5% in fiscal 2011. Fiscal 2010 gross margins were negatively affected by a loss of $5.4 million on projects at a Gulf Coast site and a non-routine charge on a legal matter of $1.1 million.

Storage Solutions

Storage Solutions revenues increased to $298.7 million in fiscal 2011 compared to $271.3 million in fiscal 2010. The increase of $27.4 million, or 10.1%, was primarily due to an increase in domestic tank farm and balance of plant work. Gross margins increased from 10.2% in fiscal 2010 to 13.0% in fiscal 2011. Fiscal 2010 gross margins were negatively affected by a non-routine charge on a legal matter of $4.0 million.

Industrial

Industrial segment revenues increased to $33.9 million in fiscal 2011 compared to $27.6 million in fiscal 2010. The increase of $6.3 million, or 22.8%, was primarily due to an increase in revenues related to material handling and thermal vacuum chamber work. Gross margins increased from 9.8% in fiscal 2010 to 12.2% in fiscal 2011. The improvement in gross margins in fiscal 2011 is primarily due to the favorable effect of the improved recovery of overhead costs caused by a higher business volume in fiscal 2011.

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

	Reconciliation of EBITDA to Net Income
	(In thousands)
	Twelve Months Ended
	June 30, 2012	June 30, 2011	June 30, 2010
Net income	$17,188	$18,982	$4,876
Interest expense	814	795	672
Provision for income taxes	13,302	11,634	2,534
Depreciation and amortization	11,485	11,067	11,751

EBITDA	$42,789	$42,478	$19,833

FINANCIAL CONDITION AND LIQUIDITY

Overview

We define liquidity as the ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity in fiscal 2012 were cash on hand at the beginning of the year, capacity under our senior revolving credit facility, and cash generated from operations. Cash on hand at June 30, 2012 totaled $39.7 million and availability under the senior revolving credit facility totaled $106.8 million, resulting in total liquidity of $146.5 million. We expect to fund our operations for the next twelve months through the use of cash generated from operations, existing cash balances and borrowings under our credit facility.

Factors that routinely impact our short-term liquidity and that may impact our long-term liquidity include, but are not limited to:

•

Changes in costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs due to contract terms that determine the timing of billings to customers and the collection of those billings

•	Some cost plus and fixed price customer contracts are billed based on milestones which may require us to incur significant expenditures prior to collections from our customers.

•	Time and material contracts are normally billed in arrears. Therefore, we are routinely required to carry these costs until they can be billed and collected.

•	Some of our large construction projects may require significant retentions or security in the form of letters of credit.

•	Other changes in working capital

•	Capital expenditures

Other factors that may impact both short and long-term liquidity include:

•	Acquisitions of new businesses

•	Strategic investments in new operations

•	Purchases of shares under our stock buyback program

•	Contract disputes or collection issues

•	Capacity constraints under our senior revolving credit facility and remaining in compliance with all covenants contained in the credit agreement

We have an effective shelf registration statement on file with the SEC under which we may issue, from time to time, up to $400 million of senior debt securities, subordinated debt securities, common stock, preferred stock and warrants. This shelf gives us additional flexibility, when capital market conditions are favorable, to grow our business, finance acquisitions or to optimize our balance sheet in order to improve or maintain our financial flexibility. We may also elect to issue term debt or increase the amount of our revolving credit facility. We will continue to evaluate our working capital requirements and other factors to maintain sufficient liquidity.

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities for the twelve months ended June 30, 2012 totaled $2.9 million. Major components of cash flows from operating activities for the year ending June 30, 2012 are as follows:

Net Cash Provided by Operating Activities
(In thousands)

Net income	$17,188
Non-cash expenses	14,830
Deferred income tax	83
Cash effect of changes in operating assets and liabilities	(28,850)
Loss on disposition of property, plant and equipment	(158)
Other	(152)

Net cash provided by operating activities	$2,941

The cash effect of significant changes in operating assets and liabilities include the following:

•

The net change in the combined balances of costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs and estimated earnings caused an increase in operating assets and liabilities and a decrease to cash of $33.7 million in the twelve months ended June 30, 2012. This change was primarily attributable to our contracts requiring us to fund more work in fiscal 2012 while the fiscal 2011 project portfolio permitted a higher degree of advance billing.

•

Accounts receivable increased by $4.6 million. The accounts receivable increase is due to a higher level of business. The rate of cash collections and the overall aging of our accounts receivable remained within historical norms.

•	Accounts payable increased by $12.9 million. The increase was primarily due to the increase in business activity in the fourth quarter of fiscal 2012.

Cash Flows from Investing Activities

Investing activities used $12.7 million of cash in the twelve months ended June 30, 2012 due to capital expenditures of $13.5 million, partially offset by proceeds from asset dispositions of $0.6 million and an acquisition related adjustment of $0.2 million as discussed in Note 5 – Goodwill and Other Intangible Assets of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report. Capital expenditures were higher in fiscal 2012 due to investments related to the Company’s growth strategy and included $6.6 million for the purchase of construction equipment, $3.5 million for transportation equipment, $2.4 million for office equipment and software and $1.0 million for land and buildings.

Cash Flows from Financing Activities

Financing activities used $9.4 million of cash in the twelve months ended June 30, 2012 primarily due to the purchase of 886,503 shares of common stock under the Company’s stock buyback program in the amount of $8.1 million, the $0.6 million payment of fees related to the expansion of our credit facility and $0.5 million related to other treasury share purchases.

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

The Unused Revolving Credit Facility Fee is between 0.30% and 0.45% based on the Senior Leverage Ratio.

The Credit Agreement includes a Senior Leverage Ratio covenant which provides that Consolidated Funded Indebtedness may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended June 30, 2012, Consolidated EBITDA, as defined in the Credit Agreement, was $46.1 million. Accordingly, at June 30, 2012, Consolidated Funded Indebtedness in excess of $115.3 million would have violated the Senior Leverage Ratio covenant.

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

Treasury Shares

On February 4, 2009, our Board of Directors authorized a stock buyback program that allows the Company to purchase up to 3,000,000 shares of common stock provided that such purchases do not exceed $25.0 million in any calendar year commencing in calendar year 2009 and continuing through calendar year 2012. In fiscal 2012, the Company purchased 886,503 shares under this program at an average price of $9.17. These shares were returned to treasury. We may purchase an additional 2,113,497 shares through the end of calendar 2012 if such purchases do not exceed $25.0 million for the 2012 calendar year, and if sufficient liquidity exists and the Company believes that it is in the best interest of the stockholders.

In addition to any stock buyback program that may be in effect, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix withheld 52,992 shares in fiscal 2012 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares.

The Company has 2,141,990 treasury shares as of June 30, 2012 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

Commitments and Off-Balance Sheet Arrangements

As of June 30, 2012, the following commitments and off-balance sheet arrangements were in place to support our ordinary course obligations:

	Commitments by Expiration Period
	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years	Total
	(In thousands)
Letters of credit (1)	$225	$726	$7,548	$—	$8,499
Surety bonds	48,345	12	1	—	48,358

Total	$48,570	$738	$7,549	$—	$56,857

(1)	All letters of credit issued under our Credit Facility are in support of our workers’ compensation insurance programs or certain construction contracts. The letters of credit that support our workers’ compensation programs are expected to renew annually through the term of the Credit Facility; therefore, they are reported in the same period that the Credit Facility expires. The letters of credit that support construction contracts will expire when the related work is completed and the warranty period has passed; therefore, these letters of credit are reported in the period that we expect the warranty period to end.

Contractual obligations at June 30, 2012 are summarized below:

	Contractual Obligations by Expiration Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In thousands)
Operating leases	$4,042	$6,050	$1,190	$63	$11,345
Acquisition payable (1)	400	—	—	—	400
Capital lease obligations	42	—	—	—	42
Purchase obligations (2)	—	—	—	—	—

Total contractual obligations	$4,484	$6,050	$1,190	$63	$11,787

(1)	The acquisition of EDC, Inc. included an asset purchase agreement that requires an additional earnout payment as soon as practical after a measurement period if certain financial targets are achieved. For additional information, see Note 3—Acquisitions of the Notes to Consolidated Financial Statements included in Part II, Item 8.
(2)	We enter into purchase commitments in the ordinary course of business to satisfy our requirements for materials and supplies under contracts that we have been awarded. The commitments, which are generally recoverable from our clients, are short-term and are generally settled in less than one year. We do not enter into long-term purchase obligations on a speculative basis for fixed or minimum quantities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest rate risk results primarily from our variable rate indebtedness under our senior credit facility, which is influenced by movements in short-term rates. Borrowings under our $125.0 million revolving credit facility are based on an Alternate Base Rate, LIBOR, CDOR or Canadian Prime Rate as elected by the Company plus an additional margin based on our Senior Leverage Ratio. Although there were no amounts outstanding under the facility at June 30, 2012, we sometimes borrow against our revolving credit line to fund short-term working capital needs, and we may borrow in the future.

Financial instruments with interest rate risk at June 30, 2012 were as follows:

	Maturity by Fiscal Year						Fair Value as of June 30, 2012
	2013	2014	2015	2016	2017	Total
	(In thousands)
Long-term debt:
Variable rate debt (1)	$—	$—	$—	$—	$—	$—	$—

(1)

There were no outstanding borrowings under our senior credit facility at June 30, 2012. At the Company’s option, amounts borrowed under the revolving credit facility in U.S. dollars will bear interest at LIBOR or an Alternate Base

Rate, plus in each case, an additional margin based on the Senior Leverage Ratio. We may also borrow up to $15.0 million in Canadian dollars at the CDOR rate or the Canadian Prime Rate plus an additional margin based on the Senior Leverage Ratio. The Alternate Base Rate is the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.5% or LIBOR plus 1.00%. The additional margin ranges from 0.75% to 1.5% on Alternate Base Rate borrowings, from 1.75% to 2.5% on LIBOR and CDOR-based borrowings and from 2.25% to 3.0% on Canadian Prime Rate borrowings. The Senior Leverage Ratio at June 30, 2012 placed the Company in the lowest interest rate tier, resulting in LIBOR, CDOR, Canadian Prime Rate and Alternate Base Rate margins of 1.75%, 1.75%, 2.25% and 0.75%, respectively.

Financial instruments with interest rate risk at June 30, 2011 were as follows:

	Maturity by Fiscal Year						Fair Value as of June 30, 2011
	2012	2013	2014	2015	2016	Total
	(In thousands)
Long-term debt:
Variable rate debt	$—	$—	$—	$—	$—	$—	$—

(2)	There were no outstanding borrowings under our senior credit facility at June 30, 2011. At the Company’s option, amounts borrowed under the revolving credit facility will bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The Alternate Base Rate is the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.5% or LIBOR plus 1.00%. The additional margin ranges from 1.00% to 1.75% on Alternate Base Rate borrowings and from 2.00% to 2.75% on LIBOR-based borrowings. The Senior Leverage Ratio at June 30, 2011 placed the Company in the lowest interest rate tier, resulting in LIBOR and Alternate Base Rate margins of 2.00% and 1.00%, respectively.

Foreign Currency Risk

Matrix Service Company has subsidiaries with operations in Canada with the Canadian dollar as their functional currency. Historically, movements in the foreign currency exchange rate have not significantly impacted results. However, growth in our Canadian operations or expansions to other countries and fluctuations in currency exchange rates could impact the Company’s financial results in the future. Management has not entered into derivative instruments to hedge foreign currency risk, but periodically evaluates the materiality of our foreign currency exposure. To mitigate any risk, we do on occasion borrow against our credit facility to periodically settle all account balances that create foreign currency exchange rate risk. A 10% unfavorable change in the Canadian dollar against the U. S. dollar would not have had a material impact on the financial results of the Company for the fiscal year ended June 30, 2012.

Commodity Price Risk

The Company has no direct commodity exposure, but we do have exposure to raw materials derived from certain commodities including steel plate and steel pipe, which are our primary raw materials. Supplies of these materials are available throughout the United States and worldwide. We anticipate that adequate amounts of these materials will be available in the foreseeable future. However, the price, quantity, and delivery schedules of these materials could change rapidly due to various factors, including producer capacity, the level of foreign imports, worldwide demand, the imposition or removal of tariffs on imported steel and other market conditions. We mitigate these risks primarily by procuring raw materials upon contract execution to ensure that our purchase price approximates the costs included in the project estimate.

Item 8.	Financial Statements and Supplementary Data

Financial Statement Schedules

The financial statement schedule is filed as a part of this report under Schedule II – Valuation and Qualifying Accounts for the three fiscal years ended June 30, 2012, June 30, 2011 and June 30, 2010 immediately following Quarterly Financial Data (Unaudited). All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on this assessment, the Company’s management has concluded that the Company’s internal control over financial reporting as of June 30, 2012 was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. Deloitte & Touche LLP’s report on the Company’s internal control over financial reporting is included herein.

/S/ John R. Hewitt	/S/ Kevin S. Cavanah
John R. Hewitt	Kevin S. Cavanah
President and Chief Executive Officer	Vice President and Chief Financial Officer

September 6, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Matrix Service Company:

We have audited the internal control over financial reporting of Matrix Service Company and subsidiaries (“the Company”) as of June 30, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2012 of the Company and our report dated September 6, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/S/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

September 6, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Matrix Service Company:

We have audited the accompanying consolidated balance sheets of Matrix Service Company and subsidiaries (the “Company”) as of June 30, 2012 and June 30, 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years ended June 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Matrix Service Company and subsidiaries as of June 30, 2012 and June 30, 2011, and the results of their operations and their cash flows for each of the three years ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 6, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

September 6, 2012

Matrix Service Company

Consolidated Statements of Income

(In thousands, except per share data)

	Twelve Months Ended
	June 30, 2012	June 30, 2011	June 30, 2010
Revenues	$739,046	$627,052	$550,814
Cost of revenues	659,428	552,138	497,892

Gross profit	79,618	74,914	52,922
Selling, general and administrative expenses	47,983	44,014	45,169

Operating income	31,635	30,900	7,753
Other income (expense):
Interest expense	(814)	(795)	(672)
Interest income	26	71	79
Other	(357)	440	250

Income before income tax expense	30,490	30,616	7,410
Provision for federal, state and foreign income taxes	13,302	11,634	2,534

Net income	$17,188	$18,982	$4,876

Basic earnings per common share	$0.66	$0.72	$0.19

Diluted earnings per common share	$0.65	$0.71	$0.18

Weighted average common shares outstanding:
Basic	25,921	26,406	26,275
Diluted	26,298	26,686	26,499

See accompanying notes.

Matrix Service Company

Consolidated Statements of Comprehensive Income

(In thousands)

	Twelve Months Ended
	June 30, 2012	June 30, 2011	June 30, 2010
Net income	$17,188	$18,982	$4,876
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(665)	941	714

Comprehensive income	$16,523	$19,923	$5,590

See accompanying notes.

Matrix Service Company

Consolidated Balance Sheets

(In thousands)

	June 30, 2012	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$39,726	$59,357
Accounts receivable, less allowances (2012—$1,201; 2011—$1,428)	108,034	103,483
Costs and estimated earnings in excess of billings on uncompleted contracts	68,562	40,056
Inventories	2,482	2,249
Income taxes receivable	—	399
Deferred income taxes	6,024	5,607
Other current assets	5,688	4,399

Total current assets	230,516	215,550
Property, plant and equipment, at cost:
Land and buildings	28,846	28,287
Construction equipment	59,176	55,272
Transportation equipment	25,865	21,690
Office equipment and software	16,892	15,442
Construction in progress	2,910	2,465

	133,689	123,156
Accumulated depreciation	(78,814)	(69,845)

	54,875	53,311
Goodwill	28,675	29,058
Other intangible assets	6,504	6,953
Other assets	2,565	1,564

Total assets	$323,135	$306,436

See accompanying notes.

Matrix Service Company

Consolidated Balance Sheets (continued)

(In thousands, except share data)

	June 30, 2012	June 30, 2011
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$48,931	$36,377
Billings on uncompleted contracts in excess of costs and estimated earnings	30,293	35,485
Accrued wages and benefits	15,298	18,099
Accrued insurance	6,912	7,514
Income taxes payable	1,115	—
Acquisition payable	400	—
Other accrued expenses	3,014	2,701

Total current liabilities	105,963	100,176
Deferred income taxes	6,075	5,789
Acquisition payable	—	800
Commitments and contingencies
Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of June 30, 2012 and June 30, 2011	279	279
Additional paid-in capital	116,693	113,686
Retained earnings	117,419	100,231
Accumulated other comprehensive income	771	1,436

	235,162	215,632
Less treasury stock, at cost—2,141,990 and 1,417,539 shares as of June 30, 2012 and June 30, 2011	(24,065)	(15,961)

Total stockholders’ equity	211,097	199,671

Total liabilities and stockholders’ equity	$323,135	$306,436

See accompanying notes.

Matrix Service Company

Consolidated Statements of Cash Flows

(In thousands)

	Twelve Months Ended
	June 30, 2012	June 30, 2011	June 30, 2010
Operating activities:
Net income	$17,188	$18,982	$4,876
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	11,485	11,067	11,751
(Gain) loss on sale of property, plant and equipment	(158)	113	209
Allowance for uncollectible accounts	24	447	2,892
Stock-based compensation expense	3,504	2,395	2,052
Adjustment of acquisition payable	(400)	—	—
Other	217	231	484
Deferred income taxes	83	3,743	(3,556)
Tax benefit deficiency from the vesting of deferred shares	(152)	(159)	(578)
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects from acquisitions:
Accounts receivable	(4,575)	(16,499)	12,003
Costs and estimated earnings in excess of billings on uncompleted contracts	(28,506)	890	(5,724)
Inventories	(233)	1,202	1,238
Other assets	(1,888)	2,028	615
Accounts payable	12,862	(9,326)	1,693
Billings on uncompleted contracts in excess of costs and estimated earnings	(5,192)	6,608	(22,816)
Accrued expenses	(1,318)	1,027	(740)

Net cash provided by operating activities	2,941	22,749	4,399

Investing activities:
Acquisition of property, plant and equipment	(13,534)	(10,416)	(5,302)
Proceeds from asset sales	598	150	218
Acquisitions, net of cash acquired	241	(3,800)	—

Net cash used by investing activities	$(12,695)	$(14,066)	$(5,084)

See accompanying notes.

Matrix Service Company

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Twelve Months Ended
	June 30, 2012	June 30, 2011	June 30, 2010
Financing activities:
Exercise of stock options	$167	$166	$115
Capital lease payments	(258)	(731)	(1,077)
Excess tax benefit of exercised stock options and vesting of deferred shares	—	50	82
Advances under credit agreement	9,105	—	—
Repayments of advances under credit agreement	(9,105)	—	—
Payment of debt amendment fees	(643)	(216)	—
Treasury shares sold to Employee Stock Purchase Plan	47	10	—
Open market purchase of treasury shares	(8,126)	—	—
Other treasury share purchases	(537)	(299)	(473)

Net cash used by financing activities	(9,350)	(1,020)	(1,353)
Effect of exchange rate changes on cash	(527)	795	461

Net increase (decrease) in cash and cash equivalents	(19,631)	8,458	(1,577)
Cash and cash equivalents, beginning of period	59,357	50,899	52,476

Cash and cash equivalents, end of period	$39,726	$59,357	$50,899

Other cash flow information:
Cash paid during the period for:
Income taxes	$12,016	$6,251	$8,641

Interest	$478	$632	$530

Non-cash investing:
Purchases of property, plant and equipment on account	$457	$765	$41

See accompanying notes.

Matrix Service Company

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total
Balances, June 30, 2009	$279	$110,496	$76,387	$(16,146)	$(219)	$170,797
Net income	—	—	4,876	—	—	4,876
Other comprehensive income	—	—	—	—	714	714
Exercise of stock options (31,900 shares)	—	38	(11)	88	—	115
Tax effect of exercised stock options and vesting of deferred shares	—	(496)	—	—	—	(496)
Issuance of deferred shares (165,291 shares)	—	(453)	—	453	—	—
Other treasury share purchases (49,138 shares)	—	—	—	(473)	—	(473)
Stock-based compensation expense	—	2,052	—	—	—	2,052

Balances, June 30, 2010	279	111,637	81,252	(16,078)	495	177,585
Net income	—	—	18,982	—	—	18,982
Other comprehensive income	—	—	—	—	941	941
Exercise of stock options (32,000 shares)	—	83	(3)	86	—	166
Tax effect of exercised stock options and vesting of deferred shares	—	(109)	—	—	—	(109)
Issuance of deferred shares (126,428 shares)	—	(328)	—	328	—	—
Employee Stock Purchase Plan (699 shares) (Note 13)		8		2		10
Other treasury share purchases (30,154 shares)	—	—	—	(299)	—	(299)
Stock-based compensation expense	—	2,395	—	—	—	2,395

Balances, June 30, 2011	279	113,686	100,231	(15,961)	1,436	199,671
Net income	—	—	17,188	—	—	17,188
Other comprehensive loss	—	—	—	—	(665)	(665)
Exercise of stock options (26,500 shares)	—	98	—	69	—	167
Tax effect of exercised stock options and vesting of deferred shares	—	(152)	—	—	—	(152)
Issuance of deferred shares (184,149 shares)	—	(479)	—	479	—	—
Employee Stock Purchase Plan (4,395 shares) (Note 13)	—	36	—	11	—	47
Open market purchase of treasury shares (886,503 shares)	—	—	—	(8,126)	—	(8,126)
Other treasury share purchases (52,992 shares)	—	—	—	(537)	—	(537)
Stock-based compensation expense	—	3,504	—	—	—	3,504

Balances, June 30, 2012	$279	$116,693	$117,419	$(24,065)	$771	$211,097

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

The Company operates primarily in the United States and Canada. The Company’s reportable segments are Electrical Infrastructure, Oil Gas & Chemical, Storage Solutions and Industrial.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We believe the most significant estimates and judgments are associated with revenue recognition, the recoverability tests that must be periodically performed with respect to our goodwill and other intangible assets, valuation reserves on our accounts receivable and deferred tax assets, and the estimation of loss contingencies, including liabilities associated with litigation and with the self insured retentions on our insurance programs. Actual results could materially differ from those estimates.

Revenue Recognition

Matrix records profits on fixed-price contracts on a percentage-of-completion basis, primarily based on costs incurred to date compared to the total estimated contract cost. The Company records revenue on reimbursable and time and material contracts on a proportional performance basis as costs are incurred. Contracts in process are valued at cost plus accrued profits less billings on uncompleted contracts. Contracts are generally considered substantially complete when field construction is completed. The elapsed time from award of a contract to completion of performance may be in excess of one year. Matrix includes pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs, when Matrix determines that it is responsible for the procurement and management of such cost components.

Matrix has numerous contracts that are in various stages of completion which require estimates to determine the appropriate cost and revenue recognition. The Company has a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs, and accordingly, does not believe significant fluctuations are likely to materialize. However, current estimates may be revised as additional information becomes available. If estimates of costs to complete fixed-price contracts indicate a loss, provision is made through a contract write-down for the total loss anticipated. A number of our contracts contain various cost and performance incentives and penalties that impact the earnings we realize from our contracts, and adjustments related to these incentives and penalties are recorded in the period, on a percentage-of-completion basis, when estimable and probable.

Indirect costs, such as salaries and benefits, supplies and tools, equipment costs and insurance costs, are charged to projects based upon direct labor hours and overhead allocation rates per direct labor hour. Warranty costs are normally incurred prior to project completion and are charged to project costs as they are incurred. Warranty costs incurred subsequent to project completion were not material for the periods presented. Overhead allocation rates are established annually during the budgeting process.

Precontract Costs

Precontract costs are charged to earnings as incurred.

Claims Recognition

Claims are amounts in excess of the agreed contract price that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

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

Cash Equivalents

The Company includes as cash equivalents all investments with original maturities of three months or less which are readily convertible into cash. The Company had approximately $0.4 million of restricted cash at June 30, 2012 and $0.5 million of restricted cash at June 30, 2011.

Accounts Receivable

Accounts receivable are carried on a gross basis, less the allowance for uncollectible accounts. The Company’s customers consist primarily of major integrated oil companies, independent refiners and marketers, power companies, petrochemical companies, pipeline companies, mining companies, contractors and engineering firms. The Company is exposed to the risk of individual customer defaults or depressed cycles in our customers’ industries. To mitigate this risk many of our contracts require payment as projects progress or advance payment in some circumstances. In addition, in most cases the Company can place liens against the property, plant or equipment constructed or terminate the contract if a material contract default occurs. Management estimates the allowance for uncollectible accounts based on existing economic conditions, the financial condition of its customers and the amount and age of past due accounts. Accounts are written off against the allowance for uncollectible accounts only after all collection attempts have been exhausted.

Retentions

Accounts receivable at June 30, 2012 and June 30, 2011 included retentions to be collected within one year of $22.3 million and $13.9 million, respectively. Contract retentions collectible beyond one year are included in Other Assets on the Consolidated Balance Sheets and totaled $1.2 million at June 30, 2012 and $0.9 million at June 30, 2011. Accounts payable included retentions of $1.5 million at June 30, 2012 and $0.3 million at June 30, 2011.

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

Depreciation

Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets. Depreciable lives are as follows: buildings—40 years, construction equipment—3 to 15 years, transportation equipment—3 to 5 years, and office equipment and software—3 to 10 years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Stock-Based Compensation

The fair value of stock-based awards is calculated at grant date. The fair value of performance and time-based nonvested deferred shares is generally the value of the Company’s common stock at the grant date. The fair value of market-based nonvested deferred shares is based on several factors, including the probability that the market condition specified in the grant will be achieved. The fair value of stock options is determined based on the Black-Scholes option pricing model. The detailed assumptions used in the model are included in Note 11—Stock Based Compensation.

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

Foreign Currency

The functional currency of the Company’s operations in Canada is the Canadian dollar. The assets and liabilities are translated at the year end exchange rate and the income statement accounts are translated at average exchange rates throughout the year. Translation gains and losses are reported in Accumulated Other Comprehensive Income (Loss) in the Statement of Changes in Stockholders’ Equity and in the Statement of Comprehensive Income. Transaction gains and losses are reported as a component of Other income (expense) in the Statement of Income.

Recently Issued Accounting Standards

Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 amends ASC 820, providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company’s adoption of ASU 2011-04 did not have a material effect on the Company’s consolidated financial statements.

Accounting Standards Update 2011-05, Comprehensive Income: Presentation of Comprehensive Income

Effective March 31, 2012, we adopted Accounting Standards Update No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminated the option of presenting the

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

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

Accounting Standards Update 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan

Effective June 30, 2012, we adopted Accounting Standards Update No. 2011-09, “Disclosures about an Employer’s Participation in a Multiemployer Plan” (“ASU 2011-09”). ASU 2011-09 requires employers to make additional separate disclosures for multiemployer pension and other postretirement benefit plans. Additional disclosures include, but are not limited to:

•	the plans in which an employer participates;

•	the level of participation, including the plans to which the employer is a significant contributor;

•	the financial health of significant plans; and

•	the nature of the employer’s commitment to the plans.

ASU 2011-09 does not change the current recognition and measurement guidance that requires an employer to recognize its required contribution as a pension or other postretirement benefit cost for the period and to recognize a liability for any contributions due at the reporting date. ASU 2011-09 also does not change the recognition, measurement or disclosure requirements for obligations related to an actual or potential withdrawal from a multiemployer plan. These obligations continue to be accounted for under ASC 450, “Contingencies”. Under ASC 450, if an obligation due to withdrawal from a multiemployer plan is probable and reasonably estimable, the recognition of a liability and disclosure of the contingency is required. If an obligation due to withdrawal from a multiemployer plan is reasonably possible, disclosure of the contingency is required.

See Note 13—Employee Benefit Plans for specific disclosures relating to the multiemployer pension plans that we consider material. The adoption of ASU 2011-09 did not impact the Company’s financial position or results of operations, as it only required additional disclosures regarding the Company’s participation in multiemployer plans.

Note 2—Segment Change

The Company completed an update of its long-term business strategy in fiscal 2012. This strategy update along with certain changes in our organizational structure led to a reassessment of our operating segments. As a result of these events, we have revised our reportable segments to better align with the current management of the business. Accordingly, the segment information for all prior periods presented has been restated. See Note 14—Segment Information for additional information.

Note 3—Acquisitions

Purchase of EDC, Inc.

On May 3, 2011, the Company purchased substantially all of the assets of EDC, Inc. (“EDC”). EDC, located in Mahwah, New Jersey, provides consulting, engineering, design and supply services for bulk material handling systems. EDC’s results are included in the Industrial segment.

The asset purchase agreement provided for a $3.8 million cash payment at closing, as well as an additional incentive payment of up to $0.8 million if certain financial targets are achieved over a two-year period ending April 30, 2013. Based on initial projections, the Company believed the operating performance of EDC would exceed what is required to earn the maximum payout. Therefore, the Company recorded the EDC asset purchase at $4.6 million, which represented the cash payment plus the estimated fair value of the incentive payment.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

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

As a part of its ongoing assessment of the carrying value of the acquisition payable, the Company subsequently determined that the likely payment will approximate $0.4 million. Accordingly, as required under ASC 805—“Business Combinations”, the Company recorded an adjustment of $0.4 million, which reduced the carrying value of the acquisition payable and selling, general and administrative costs in fiscal 2012.

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

	June 30, 2012	June 30, 2011
	(In thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$774,749	$583,334
Billings on uncompleted contracts	736,480	578,763

	$38,269	$4,571

Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$68,562	$40,056
Billings on uncompleted contracts in excess of costs and estimated earnings	30,293	35,485

	$38,269	$4,571

SME Claim Receivables

Included in the SME acquisition in fiscal 2009 were certain claim receivables which were recorded at their net realizable values, which included an allowance for estimated collection costs. In fiscal 2010, the cumulative collection costs exceeded the original estimate of the allowance for collection costs resulting in pretax SG&A charges of $1.9 million in fiscal 2010 and $0.3 million in fiscal 2011.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Additionally, in fiscal 2010 the Company was awarded $0.5 million through arbitration on one of the claims. The award was less than the claim’s recorded value and resulted in a pretax SG&A charge of $2.5 million. As a part of the Company’s ongoing assessment of the recoverability of the remaining uncollected balances, the Company recorded a pretax SG&A charge of $0.4 million in fiscal 2010. In September 2011, the Company received $1.5 million as settlement for a portion of these claims. The settlement amount approximated the book value of the receivable; therefore, no gain or loss was recognized. The recorded amount of these outstanding claims was $0.7 million at June 30, 2012 and $2.3 million at June 30, 2011.

Note 5—Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by segment are as follows:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Goodwill	$29,666	$5,841	$10,954	$5,755	$52,216
Cumulative impairment loss	(17,653)	(3,000)	(922)	(3,425)	(25,000)

Balance at June 30, 2010	12,013	2,841	10,032	2,330	27,216
Purchase of EDC (Note 3)	—	—	—	1,583	1,583
Translation adjustment	—	—	259	—	259

Balance at June 30, 2011	12,013	2,841	10,291	3,913	29,058
Acquisition related adjustment	—	—	—	(241)	(241)
Translation adjustment	—	—	(142)	—	(142)

Net balance at June 30, 2012	$12,013	$2,841	$10,149	$3,672	$28,675

The translation adjustments relate to goodwill recorded as a part of a prior Canadian acquisition. The acquisition related adjustment represents the final working capital settlement related to the purchase of assets of EDC, which was acquired in May 2011 and is described in Note 3—Acquisitions.

Other Intangible Assets

Information on the carrying value of other intangible assets is as follows:

		At June 30, 2012
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 12	$2,460	$(586)	$1,874
Customer based	1 to 15	2,657	(285)	2,372
Other	3 to 5	547	(159)	388

Total amortizing intangibles		5,664	(1,030)	4,634
Trade name	Indefinite	1,870	—	1,870

Total intangible assets		$7,534	$(1,030)	$6,504

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

		At June 30, 2011
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 12	$2,460	$(418)	$2,042
Customer based	1 to 15	2,657	(108)	2,549
Other	3 to 5	547	(55)	492

Total amortizing intangibles		5,664	(581)	5,083
Trade name	Indefinite	1,870	—	1,870

Total intangible assets		$7,534	$(581)	$6,953

Amortization expense totaled $0.5 million and $0.2 million in fiscal 2012 and fiscal 2011. Amortization expense is expected to be $0.4 million annually in fiscal 2013 to 2016 and $0.3 million in fiscal 2017.

Note 6—Debt

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

The Unused Credit Facility Fee is between 0.30% and 0.45% based on the Senior Leverage Ratio.

The Credit Agreement includes a Senior Leverage Ratio covenant which provides that Consolidated Funded Indebtedness may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended June 30, 2012, Consolidated EBITDA, as defined in the Credit Agreement, was $46.1 million. Accordingly, at June 30, 2012, Consolidated Funded Indebtedness in excess of $115.3 million would have violated the Senior Leverage Ratio covenant.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Availability under the senior credit facility is as follows:

	June 30, 2012	June 30, 2011
	(In thousands)
Senior credit facility	$125,000	$75,000
Capacity constraint due to the Senior Leverage Ratio	9,662	—

Capacity under the credit facility	115,338	75,000
Letters of credit issued	8,499	7,484

Availability under the senior credit facility	$106,839	$67,516

The Company is in compliance with all affirmative, negative, and financial covenants under the credit agreement and is at the lowest margin tier for the LIBOR, CDOR, Alternate Base Rate and Canadian Prime Rate loans and the lowest tier for the Unused Revolving Credit Facility Fee.

Note 7—Income Taxes

The sources of pretax income are as follows:

	Twelve Months Ended
	June 30, 2012	June 30, 2011	June 30, 2010
	(In thousands)
Domestic	$27,346	$29,939	$4,417
Foreign	3,144	677	2,993

Total	$30,490	$30,616	$7,410

The components of the provision for income taxes are as follows:

	Twelve Months Ended
	June 30, 2012	June 30, 2011	June 30, 2010
	(In thousands)
Current:
Federal	$11,320	$6,104	$4,129
State	1,129	1,086	641
Foreign	762	604	1,226

	13,211	7,794	5,996
Deferred:
Federal	(151)	3,837	(3,208)
State	283	389	(250)
Foreign	(41)	(386)	(4)

	91	3,840	(3,462)

	$13,302	$11,634	$2,534

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The difference between the expected income tax provision applying the domestic federal statutory tax rate and the reported income tax provision is as follows:

	Twelve Months Ended
	June 30, 2012	June 30, 2011	June 30, 2010
	(In thousands)
Expected provision for Federal income taxes at the statutory rate	$10,670	$10,710	$2,519
State income taxes, net of Federal benefit	970	1,095	268
Charges without tax benefit	1,004	16	96
Change in valuation allowance	(544)	—	—
Cumulative non-deductible expenses	2,139	—	—
IRC S199 deduction	(687)	(187)	(349)
Other	(250)	—	—

Provision for income taxes	$13,302	$11,634	$2,534

The cumulative non-deductible expenses totaling $3.1 million related to deductibility limitations applying to certain items that had previously been fully deducted, of which $2.1 million was related to prior fiscal years (fiscal 2009 to fiscal 2011) and $1.0 million was for the current fiscal year. The amounts that apply to fiscal 2012 is included in the charges without tax benefit in the above table.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30, 2012	June 30, 2011
	(In thousands)
Deferred tax assets:
Bad debt reserve	$468	$558
Paid-time-off accrual	520	429
Insurance reserve	2,150	2,422
Legal reserve	488	263
Net operating loss benefit and credit carryforwards	3,788	4,102
Valuation allowance	(230)	(774)
Accrued compensation and pension	759	725
Stock compensation expense on nonvested deferred shares	1,189	821
Accrued losses	298	197
Other—net	150	132

Total deferred tax assets	9,580	8,875
Deferred tax liabilities:
Tax over book depreciation	8,512	7,872
Other—net	1,119	1,185

Total deferred tax liabilities	9,631	9,057

Net deferred tax (liability)	$(51)	$(182)

As reported in the consolidated balance sheets:

	June 30, 2012	June 30, 2011
	(In thousands)
Current deferred tax assets	$6,024	$5,607
Non-current deferred tax liabilities	(6,075)	(5,789)

Net deferred tax (liability)	$(51)	$(182)

The Company has state operating loss carryforwards, state investment tax credit carryforwards and federal foreign tax credit carryforwards of which a portion relates to an acquisition. The valuation allowance at June 30, 2012 and June 30, 2011 reduces the recognized tax benefit of these carryforwards to an amount that will more likely than not be realized. The

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

carryforwards generally expire between 2017 and 2028. The $0.5 million change between June 30, 2011 and June 30, 2012 is the result of the release of the valuation allowance on foreign tax credit carryovers which have now been determined to be utilizable.

In general, it is the practice and intention of the Company to reinvest the earnings of its Canadian subsidiaries in these operations. Such amounts become subject to United States taxation upon the remittance of dividends and under certain other circumstances. As of June 30, 2012, unremitted earnings of foreign subsidiaries, which have been or are intended to be permanently invested, aggregated to approximately $3.0 million. The amount of deferred tax liability related to investments in these foreign subsidiaries is $0.3 million.

The Company files tax returns in several taxing jurisdictions in the United States and Canada. With few exceptions, the Company is no longer subject to examination by taxing authorities through fiscal 2007. At June 30, 2012, the Company updated its evaluation of its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions.

Note 8—Contingencies

Insurance Reserves

The Company maintains insurance coverage for various aspects of its operations. However, exposure to potential losses is retained through the use of deductibles, coverage limits and self-insured retentions.

Typically our contracts require us to indemnify our customers for injury, damage or loss arising from the performance of our services and provide for warranties for materials and workmanship. The Company may also be required to name the customer as an additional insured up to the limits of insurance available, or we may be required to purchase special insurance policies or surety bonds for specific customers or provide letters of credit in lieu of bonds to satisfy performance and financial guarantees on some projects. Matrix maintains a performance and payment bonding line sufficient to support the business. The Company generally requires its subcontractors to indemnify the Company and the Company’s customer and name the Company as an additional insured for activities arising out of the subcontractors’ work. We also require certain subcontractors to provide additional insurance policies, including surety bonds in favor of the Company, to secure the subcontractors’ work or as required by the subcontract.

There can be no assurance that our insurance and the additional insurance coverage provided by our subcontractors will fully protect us against a valid claim or loss under the contracts with our customers.

California Pay Practice Class Action Lawsuits

On January 20, 2011, the Company received final court approval on the settlement of two class action lawsuits related to claims that we violated certain California state wage and hour laws. The settlement resolved all class member claims. As a result of this litigation, the Company recorded a cumulative charge of $6.1 million, of which $5.1 million was recorded in fiscal 2010 and $1.0 million was recorded in fiscal 2009. All amounts owed under the settlement were paid.

Unapproved Change Orders and Claims

As of June 30, 2012 and June 30, 2011, costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of $8.5 million and $5.1 million, respectively. There were no claims included in costs and estimated earnings in excess of billings on uncompleted contracts at June 30, 2012 and June 30, 2011. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers may not pay these amounts until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

Other

The Company and its subsidiaries are participants in various other legal actions. It is the opinion of management that none of the known legal actions will have a material impact on the Company’s financial position, results of operations or liquidity.

Note 9—Operating Leases

The Company is the lessee under operating leases covering real estate and office equipment under non-cancelable operating lease agreements that expire at various times. Future minimum lease payments under non-cancelable operating leases that were in effect at June 30, 2012 total $11.4 million and are payable as follows: fiscal 2013—$4.0 million; fiscal

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

2014—$3.3 million; fiscal 2015—$2.8 million; fiscal 2016—$1.1 million; fiscal 2017—$0.1 million and thereafter—$0.1 million. Operating lease expense was $4.1 million, $3.6 million and $3.3 million for the twelve months ended June 30, 2012, June 30, 2011 and June 30, 2010.

Note 10—Stockholders’ Equity

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized, none of which was issued or outstanding at June 30, 2012 or June 30, 2011.

Treasury Shares

On February 4, 2009 our Board of Directors authorized a stock buyback program that allows the Company to purchase up to 3,000,000 shares of common stock provided that such purchases do not exceed $25.0 million in any calendar year commencing in calendar year 2009 and continuing through calendar year 2012. The Company purchased 886,503 shares under this program during fiscal 2012 at an average price of $9.17. These shares were returned to the Company’s pool of treasury shares. We may purchase up to an additional 2,113,497 shares through the end of calendar year 2012 if such purchases do not exceed $25.0 million.

In addition to the stock buyback program, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix withheld 52,992 and 30,154 shares of common stock during fiscal 2012 and fiscal 2011, respectively, to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares. The Company has 2,141,990 treasury shares as of June 30, 2012 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

Note 11—Stock-Based Compensation

Total stock-based compensation expense for the twelve months ended June 30, 2012, June 30, 2011, and June 30, 2010 was $3.5 million, $2.4 million and $2.1 million, respectively. Measured but unrecognized stock-based compensation expense at June 30, 2012 was $7.6 million, of which $6.6 million related to nonvested deferred shares and $1.0 million related to stock options. These amounts are expected to be recognized as expense over a weighted average period of 2.1 years. The recognized tax benefit related to the stock-based compensation expense for the 12 months ended June 30, 2012, June 30, 2011 and June 30, 2010 totaled $1.3 million, $0.9 million and $0.7 million, respectively.

Plan Information

The Company’s 2004 Stock Incentive Plan (“2004 Plan”) provides stock-based incentives for officers, other key employees and directors. Stock options, restricted stock units, stock appreciation rights and performance shares can be issued under this plan. Awards totaling 2,300,000 shares have been authorized under this plan, of which approximately 522,000 shares were available for grant at June 30, 2012.

Stock Options

Stock options are granted at the market value of the Company’s common stock on the grant date and expire after 10 years. The Company’s policy is to issue shares upon the exercise of stock options from its treasury shares, if available. The Company granted 282,450 shares of stock options in fiscal 2012 under our 2004 Plan. These stock options will cliff vest three years after the grant date. All other previously issued stock options have vested.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Stock option activity and related information for the year ended June 30, 2012 is as follows:

	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Aggregate Intrinsic Value
		(Years)		(In thousands)
Outstanding at June 30, 2011	292,180	3.2	$8.34
Granted	282,450		$10.19
Exercised	(26,500)		$6.29	$120

Cancelled	(57,090)		$10.27

Outstanding at June 30, 2012	491,040	5.5	$9.29	$1,002

Vested or expected to vest at June 30, 2012	484,484	5.5	$9.28	$993

Exercisable at June 30, 2012	265,640	2.3	$8.53	$744

The Company uses the Black-Scholes option pricing model to estimate grant date fair value for each stock option granted. Expected volatility is based on the historic volatility of the Company’s stock. The risk-free rate is based on the applicable United States Treasury Note rate. The expected life of the option is based on historical and expected future exercise behavior.

Assumptions used to calculate the fiscal 2012 grant date fair value and the fair value calculated was as follows:

2012
Grant date fair value	$5.61
Risk-free interest rate	0.88%
Expected volatility	66.19%
Expected life in years	5.00
Expected dividend yield	—

The total intrinsic value of stock options exercised during fiscal 2012, 2011, and 2010 was $0.1 million, $0.2 million and $0.2 million, respectively.

The following table summarizes information about stock options at June 30, 2012:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Options Exercisable	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
			(Years)			(Years)
$2.13 – $ 3.70	16,600	$3.70	0.3	16,600	$3.70	0.3
4.60 – 5.49	81,900	4.79	2.5	81,900	4.79	2.5
8.93 – 12.20	392,540	10.47	6.4	167,140	10.85	2.3

$2.13 – $12.20	491,040	$9.29	5.5	265,640	$8.53	2.3

Nonvested Deferred Shares

The Company has issued nonvested deferred shares under the following types of arrangements:

•

Time based awards—Employee awards generally vest in four or five year equal annual installments beginning one year after the grant date. Director awards cliff vest on the earlier of three years or upon retirement from the Board.

•

Performance based awards—These awards vest three years after the grant date only if actual performance meets or exceeds established performance criteria. The payout is pro-rated based on actual performance and can range from zero to one hundred percent of the original award. These awards also provide for an additional award of up to 50%

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

of the original award in the form of phantom shares. The phantom share awards do not vest unless certain stretch financial targets are achieved and are settled in cash. As of June 30, 2012, there are approximately 43,000 performance based shares that are scheduled to vest in the second quarter of fiscal 2013. However, attainment of the performance criteria is considered remote; therefore, no expense has been recognized on these awards.

•

Market based awards—These awards vest three years after the grant date if total shareholder return on the Company’s common stock achieves certain levels when compared to the total shareholder return of a peer group of companies as selected by the Compensation Committee of the Board of Directors. The payout is pro-rated and can range from zero to one hundred percent of the original award. These awards also provide for an additional award of up to 50% of the original award in the form of phantom shares. The phantom share awards are settled in cash and do not vest unless the total shareholder return on the Company’s common stock is within the top ten percent of the total shareholder return of the peer companies. As of June 30, 2012, there are approximately 43,000 market based shares that are scheduled to vest in the second quarter of fiscal 2013. At the current time, we are recognizing stock compensation expense based on a target payment. The expense will be adjusted when the relative performance of the Company’s common stock is known or if warranted by other factors.

All awards vest upon the death or disability of the participant or upon a change of control of the Company.

Nonvested deferred share activity for the twelve months ended June 30, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested shares at June 30, 2011	957,008	$11.30
Shares granted	364,600	$9.99
Shares vested and released	(184,149)	$12.36
Shares cancelled	(166,465)	$11.33

Nonvested shares at June 30, 2012	970,994	$10.75

There were 405,500 and 516,675 deferred shares granted in fiscal 2011 and 2010 with average grant date fair values of $10.57 and $9.74, respectively. There were 184,149, 126,428 and 165,291 deferred shares that vested and were issued in fiscal 2012, 2011 and 2010 with weighted average fair values of $10.23, $9.52 and $9.70 per share, respectively.

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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The computation of basic and diluted EPS is as follows:

	Twelve Months Ended
	June 30, 2012	June 30, 2011	June 30, 2010
	(In thousands, except per share data)
Basic EPS:
Net income	$17,188	$18,982	$4,876

Weighted average shares outstanding	25,921	26,406	26,275

Basic EPS	$0.66	$0.72	$0.19

Diluted EPS:
Weighted average shares outstanding—basic	25,921	26,406	26,275
Dilutive stock options	79	93	101
Dilutive nonvested deferred shares	298	187	123

Diluted weighted average shares	26,298	26,686	26,499

Diluted EPS	$0.65	$0.71	$0.18

The following securities are considered antidilutive and have been excluded from the calculation of diluted earnings per share:

	Twelve Months Ended
	June 30, 2012	June 30, 2011	June 30, 2010
	(In thousands)
Stock options	267	105	110
Nonvested deferred shares	3	13	82

Total antidilutive securities	270	118	192

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

The Company’s matching contributions were $3.3 million, $3.0 million and $3.1 million for the twelve months ended June 30, 2012, 2011, and 2010.

Multiemployer Pension Plans

The Company contributes to various union sponsored multiemployer benefit plans in the U.S. and Canada. Benefits under these plans are generally based on compensation levels and years of service.

For the Company, the financial risks of participating in multiemployer plans are different from single-employer plans in the following respects:

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer discontinues contributions to a plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•	If a participating employer chooses to stop participating in a plan, a withdrawal liability may be created based on the unfunded vested benefits for all employees in the plan.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Under federal legislation regarding multiemployer pension plans, in the event of a withdrawal from a plan or plan termination, companies are required to continue funding their proportionate share of such plan’s unfunded vested benefits. We are a participant in multiple union sponsored multiemployer plans, and, as a plan participant, our potential obligation could be significant. The amount of the potential obligation is not currently ascertainable because the information required to determine such amount is not identifiable or readily available.

In September 2011, the FASB issued ASU 2011-09, requiring employers to provide additional quantitative and qualitative disclosures for multiemployer plans. Our participation in significant plans for the fiscal year ended June 30, 2012 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number. The zone status is based on the latest information that the Company received from the plan and is certified by the plan’s actuary. Plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Surcharge Imposed” column includes plans in a red zone status that require a payment of a surcharge in excess of regular contributions. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending or Implemented	Company Contributions Fiscal Year			Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement
		2011	2010		2012	2011	2010
					(In thousands)
Boilermaker-Blacksmith National Pension Trust	48-6168020/001	Yellow	Yellow	Yes	$2,845	$3,783	$4,544	No	Described below (1)

Joint Pension Fund Local Union 164 IBEW (2)	22-6031199/001	Yellow	Yellow	Yes	1,538	3,054	2,512	No	5/31/2013

Local 351 IBEW Pension Plan (2)	22-3417366/001	Yellow	Yellow	Yes	1,140	2,932	1,777	No	9/30/2012
	Contributions to other multiemployer plans				11,014	11,034	7,746

		Total contributions made			$16,537	$20,803	$16,579

(1)	Our collective bargaining agreements with the Boilermaker-Blacksmith National Pension Trust are under a National Maintenance Agreement platform which is evergreen in terms of expiration. However, the agreements allow for termination of the collective bargaining agreement by either party with a predetermined written notice.
(2)	Our contributions for the Joint Pension Fund Local Union 164 IBEW and the Local 351 IBWEW Pension Plan exceeded 5% of total contributions for the 2010 plan year. This information was not available for 2011.

In fiscal 2012, the Company determined that the fiscal 2011 and fiscal 2010 company contributions included in the Company’s previously issued financial statements had been reported incorrectly. Therefore, the Company has revised the fiscal 2011 and fiscal 2010 contribution amounts included in the fiscal 2012 disclosure.

Employee Stock Purchase Plan

The Matrix Service Company 2011 Employee Stock Purchase Plan (“ESPP”) was effective January 1, 2011. The ESPP allows employees to purchase shares through payroll deductions and members of the Board of Directors to purchase shares from amounts withheld from their cash retainers. Share purchases are limited to an aggregate market value of no greater than $60,000 per calendar year per participant and are purchased at market value with no discount to the participant. Contributions are with after tax earnings and are accumulated in non-interest bearing accounts for quarterly purchases of company stock. Upon the purchase of shares, the participants receive all stockholder rights including dividend and voting rights, and are permitted to sell their shares at any time. The Company has made 1,000,000 shares available under the ESPP. The ESPP can be terminated at the discretion of the Board of Directors or on January 2, 2021. There were 4,395 and 699 shares issued under the ESPP in fiscal 2012 and 2011, respectively.

Note 14—Segment Information

The Company completed an update of its long-term business strategy in the third quarter of fiscal 2012. This strategic update along with certain changes in our organizational structure led to a reassessment of our operating segments. As a result

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

of these events, we have revised our reportable segments to better align with the current management of the business. Accordingly, our new segments are: Electrical Infrastructure, Oil Gas & Chemical, Storage Solutions, and Industrial. Our previous operating segments were Construction Services and Repair and Maintenance Services.

The Electrical Infrastructure segment primarily encompasses high voltage services to investor owned utilities, including construction of new substations, upgrades of existing substations, short-run transmission line installations, distribution upgrades and maintenance, and storm restoration services. We also provide construction and maintenance services to a variety of power generation facilities, such as combined cycle plants, nuclear facilities, coal fired power stations, and renewable energy installations.

The Oil Gas & Chemical segment includes our traditional turnaround activities, plant maintenance services and construction in the downstream petroleum industry. Another key offering is industrial cleaning services, which include hydroblasting, hydroexcavating, chemical cleaning and vacuum services. We also perform work in the renewable energy, industrial and natural gas, gas processing and compression, and upstream petroleum markets.

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

The Industrial segment includes work in the mining and minerals industry, bulk material handling, thermal vacuum chambers, as well as work for clients in other industrial and manufacturing markets.

Other consists of corporate asset balances.

The Company evaluates performance and allocates resources based on operating income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost; therefore, no intercompany profit or loss recognized.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Segment assets consist primarily of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment and goodwill.

Results of Operations

(In thousands)

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Other	Total
Twelve Months Ended June 30, 2012
Gross revenues	$135,086	$206,031	$380,488	$19,983	$—	$741,588
Less: inter-segment revenues	—	208	2,334	—	—	2,542

Consolidated revenues	135,086	205,823	378,154	19,983	—	739,046
Gross profit	16,676	20,070	42,393	479	—	79,618
Operating income (loss)	7,609	8,134	17,493	(1,601)	—	31,635
Segment assets	51,998	53,567	150,543	14,018	53,009	323,135
Capital expenditures	2,581	2,346	3,929	741	3,937	13,534
Depreciation and amortization expense	1,823	2,838	6,309	515	—	11,485

Twelve Months Ended June 30, 2011
Gross revenues	$151,065	$143,753	$299,762	$33,934	$—	$628,514
Less: inter-segment revenues	7	399	1,056	—	—	1,462

Consolidated revenues	151,058	143,354	298,706	33,934	—	627,052
Gross profit	18,337	13,647	38,779	4,151	—	74,914
Operating income	9,111	3,105	16,612	2,072	—	30,900
Segment assets	46,411	42,801	131,050	19,542	66,632	306,436
Capital expenditures	2,511	908	4,098	9	2,890	10,416
Depreciation and amortization expense	1,613	2,490	6,533	431	—	11,067

Twelve Months Ended June 30, 2010
Gross revenues	$103,015	$150,344	$272,305	$27,622	$—	$553,286
Less: inter-segment revenues	21	1,460	991	—	—	2,472

Consolidated revenues	102,994	148,884	271,314	27,622	—	550,814
Gross profit	13,289	9,121	27,806	2,706	—	52,922
Operating income (loss)	3,501	(849)	6,183	(1,082)	—	7,753
Segment assets	47,456	43,603	121,919	11,341	60,489	284,808
Capital expenditures	266	365	1,440	—	3,231	5,302
Depreciation and amortization expense	1,299	2,869	7,220	363	—	11,751

Geographical information is as follows:

	Revenues
	Twelve Months Ended
	June 30, 2012	June 30, 2011	June 30, 2010
	(In thousands)
Domestic	$674,496	$596,756	$518,750
International	64,550	30,296	32,064

	$739,046	$627,052	$550,814

	Long-Lived Assets
	June 30, 2012	June 30, 2011	June 30, 2010
	(In thousands)
Domestic	$85,290	$83,312	$81,424
International	6,132	6,693	4,517

	$91,422	$90,005	$85,941

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Information about Significant Customers

In fiscal 2012, one customer accounted for 11.0% of our consolidated revenue and 35.1% of our Oil Gas & Chemical revenue and an additional customer accounted for 16.2% of our Oil Gas & Chemical revenue. Another customer accounted for 10.7% of our consolidated revenue and 20.9% of our Storage Solutions revenue. Three other customers accounted for 18.6%, 11.8% and 11.2% of our Electrical Infrastructure revenue, respectively. An additional four customers accounted for 25.7%, 18.1%,15.3% and 12.2% of our Industrial revenue, respectively.

In fiscal 2011, three customers accounted for 34.9%, 20.3% and 11.5% of our Electrical Infrastructure revenue, respectively. Another customer accounted for 38.4% of our Oil Gas & Chemical revenue. An additional four customers accounted for 13.2%, 13.1%, 12.3% and 11.4% of our Storage Solutions revenue, respectively. Three other customers accounted for 31.9%, 21.8% and 16.7% of our Industrial revenue, respectively. No customers accounted for greater than 10% of our consolidated revenue.

In fiscal 2010, one customer accounted for 52.8% of our Electrical Infrastructure revenue. Two other customers accounted for 30.2% and 11.1% of our Oil Gas & Chemical revenue, respectively. One additional customer accounted for 10.9% of our Storage Solutions revenue. Three other customers accounted for 29.9%, 14.4% and 12.3% of our Industrial revenue, respectively. No customers accounted for greater than 10% of our consolidated revenue.

Matrix Service Company

Quarterly Financial Data (Unaudited)

Fiscal Years Ended June 30, 2012 and June 30, 2011

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(a)
	(In thousands, except per share amounts)
Fiscal Year 2012
Revenues	$169,321	$200,964	$183,899	$184,862
Gross profit	18,093	23,098	19,771	18,656
Operating income	6,610	11,200	7,415	6,410
Net income	3,509	7,031	4,862	1,786
Earnings per common share:
Basic	0.13	0.27	0.19	0.07
Diluted	0.13	0.27	0.19	0.07

Fiscal Year 2011
Revenues	$151,838	$175,252	$136,333	$163,629
Gross profit	15,702	19,768	18,570	20,874
Operating income	5,113	8,632	7,640	9,515
Net income	3,089	5,287	4,923	5,683
Earnings per common share:
Basic	0.12	0.20	0.19	0.21
Diluted	0.12	0.20	0.18	0.21

(a)	Fourth quarter earnings included an income tax charge of $3.1 million. The income tax charge represents adjustments of $2.1 million for prior fiscal years and $1.0 million in fiscal 2012, of which $0.2 million related to fourth quarter activity.

The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to changes in the average number of common shares outstanding and rounding.

Matrix Service Company

Schedule II—Valuation and Qualifying Accounts

June 30, 2012, June 30, 2011, and June 30, 2010

(In thousands)

COL. A	COL. B	COL. C ADDITIONS				COL. D		COL. E
	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts—Describe		Deductions—Describe		Balance at End of Period
Fiscal Year 2012
Deducted from asset accounts:
Allowance for doubtful accounts	$1,428	$23		$(250	)(A)	$—		$1,201
Valuation reserve for deferred tax assets	774	(544	)(B)	—		—		230

Total	$2,202	$(521)		$(250)		$—		$1,431

Fiscal Year 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$1,404	$24		$—		$—		$1,428
Valuation reserve for deferred tax assets	774	—		—		—		774

Total	$2,178	$24		$—		$—		$2,202

Fiscal Year 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$776	$(40)		$831	(C)	$(163	)(D)	$1,404
Valuation reserve for deferred tax assets	774	—		—		—		774

Total	$1,550	$(40)		$831		$(163)		$2,178

(A)	Collection on reserve recognized as revenue.
(B)	Release of the valuation allowance on foreign tax credit carryovers which have now been determined to be utilizable.
(C)	Primarily relates to a reclassification of reserves that were initially recorded in billings on uncompleted contracts in excess of costs and estimated earnings.
(D)	Receivables written off against allowance for doubtful accounts.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2012.

Management’s Report on Internal Control over Financial Reporting

See “Management’s Report on Internal Control over Financial Reporting” set forth in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes during the fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to the Company’s directors and corporate governance is incorporated herein by reference to the sections entitled “Proposal Number 1: Election of Directors” and “Corporate Governance and Board Matters” in the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (“Proxy Statement”). The information required by this item with respect to the Company’s executive officers is incorporated herein by reference to the section entitled “Executive Officer Information” in the Proxy Statement. The information required by this item with respect to the Section 16 ownership reports is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

The Company has adopted a Code of Business Conduct and Ethics applicable to all directors, officers and employees, including the principal executive officer, principal financial officer and principal accounting officer of the Company. In addition, we have adopted Corporate Governance Guidelines for the Board of Directors and Charters for the Audit, Compensation and Nominating and Corporate Governance Committees of the Board of Directors. The current version of these corporate governance documents is publicly available in the “Investors” section of the Company’s website at www.matrixservicecompany.com under “Corporate Governance.” If we make any substantive amendments to the Code of Business Conduct and Ethics, or grant any waivers, including implicit waivers, from the Code of Business Conduct and Ethics applicable to the principal executive officer, principal financial officer or principal accounting officer, or any person performing similar functions, we will disclose such amendment or waiver on our website or in a report on Form 8-K.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the sections entitled “Director Compensation” and “Executive Officer Compensation” in the Proxy Statement.

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

The financial statement schedule is filed as a part of this report under Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended June 30, 2012, June 30, 2011 and June 30, 2010, immediately following Quarterly Financial Data (Unaudited). All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

(3)	The following documents are included as exhibits to this Annual Report on Form 10-K:

3.1	Amended and Restated Certificate of Incorporation (Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 333-156814) filed January 21, 2009, is hereby incorporated by reference).

3.2	Certification of Designations, Preferences and Rights of Series B Junior Preferred Stock dated November 12, 1999 (Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (File No. 333-117077) filed July 1, 2004, is hereby incorporated by reference).

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock pursuant to Section 151 of the General Corporation Law of the State of Delaware dated May 1, 2005 (Exhibit 3.5 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 17, 2005, is hereby incorporated by reference).

3.4	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock pursuant to Section 151 of the General Corporation Law of the State of Delaware dated October 23, 2006 (Exhibit 3.7 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 14, 2007, is hereby incorporated by reference).

3.5	Amended and Restated Bylaws (Exhibit 3 to the Company’s Current Report on Form 8-K (File No. 1-15461) filed April 9, 2009, is hereby incorporated by reference).

4	Specimen Common Stock Certificate (Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-36081) filed July 26, 1990, is hereby incorporated by reference).

+10.1	Matrix Service Company 1990 Incentive Stock Option Plan (Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-56945) filed June 12, 1990, is hereby incorporated by reference).

+10.2	Matrix Service Company 1991 Incentive Stock Option Plan (Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 33-36081) filed July 26, 1990, is hereby incorporated by reference).

+10.3	Matrix Service Company 1995 Nonemployee Directors’ Stock Option Plan (Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-2771) filed April 23, 1996, is hereby incorporated by reference).

+10.4	Amendment No. 1 to the Matrix Service 1995 Nonemployee Directors’ Stock Option Plan (Exhibit B to the Company’s 2005 Proxy Statement filed on September 16, 2005 (File No. 1-15461), is hereby incorporated by reference).

+10.5	Form of Stock Option Award Agreement (1995 Directors Plan) (Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 4, 2006, is hereby incorporated by reference).

+10.6	Matrix Service Company 2004 Stock Incentive Plan (Exhibit B to the Company’s Proxy Statement filed on September 15, 2006 (File No. 1-15461), is hereby incorporated by reference).

+10.7	Amendment 1 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10 to Amended Schedule 14A filed on October 4, 2006 (File No. 1-15461), is hereby incorporated by reference).

+10.8	Amendment 2 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 5, 2008, is hereby incorporated by reference).

+10.9	Amendment 3 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit A to the Company’s Proxy Statement filed on September 11, 2009 (File No. 1-15461), is hereby incorporated by reference).

+10.10	Form of Restricted Stock Unit Award Agreement for non-employee directors (2004 Stock Incentive Plan) (Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed September 28, 2010 (the “2010 10-K”), is hereby incorporated by reference).

+*10.11	Form of Restricted Stock Unit Award Agreement for employees (2004 Stock Incentive Plan - time-based).

+10.12	Form of Restricted Stock Unit Award Agreement for executive management (2004 Stock Incentive Plan – performance based) (Exhibit 10.10 to the 2010 10-K is hereby incorporated by reference).

+*10.13	Form of Stock Option Award Agreement (2004 Stock Incentive Plan – Incentive Stock Options).

+*10.14	Form of Stock Option Award Agreement (2004 Stock Incentive Plan – Non-qualified).

+10.15	Form of Severance Agreement (Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 1-15461) filed on October 27, 2006, is hereby incorporated by reference).

+10.16	Form of Amendment to Severance Agreement (Senior Executives), (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461) filed January 8, 2009, is hereby incorporated by reference).

+10.17	Form of Management Retention Agreement (Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 1-15461) filed October 27, 2006, is hereby incorporated by reference).

+10.18	Form of Amendment to Severance Agreement (Key Employees), (Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461) filed January 8, 2009, is hereby incorporated by reference).

+10.19	Amended and Restated Deferred Compensation Plan for Members of the Board of Directors (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461) filed January 8, 2009, is hereby incorporated by reference).

10.20	Third Amended and Restated Credit Agreement dated as of November 7, 2011, among the Company, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender and Issuing Bank, J.P. Morgan Securities LLC, as Sole Bookrunner and Sole Lead Arranger and the Lenders party thereto (Exhibit 10 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461) filed November 8, 2011, is hereby incorporated by reference).

*21	Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CEO.

*31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CFO.

*32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CEO.

*32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CFO.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Management Contract or Compensatory Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Matrix Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrix Service Company

Date: September 6, 2012	By:	/S/ John R. Hewitt
John R. Hewitt, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ John R. Hewitt John R. Hewitt	President, Chief Executive Officer and Director (Principal Executive Officer)	September 6, 2012

/S/ Kevin S. Cavanah Kevin S. Cavanah	Vice President and Chief Financial Officer (Principal Accounting and Principal Financial Officer)	September 6, 2012

/S/ Michael J. Hall Michael J. Hall	Chairman of the Board of Directors	September 6, 2012

/S/ I. Edgar Hendrix I. Edgar Hendrix	Director	September 6, 2012

/S/ Paul K. Lackey Paul K. Lackey	Director	September 6, 2012

/S/ Tom E. Maxwell Tom E. Maxwell	Director	September 6, 2012

/S/ David J. Tippeconnic David J. Tippeconnic	Director	September 6, 2012

Index to Exhibits

3.1	Amended and Restated Certificate of Incorporation (Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 333-156814) filed January 21, 2009, is hereby incorporated by reference).

3.2	Certification of Designations, Preferences and Rights of Series B Junior Preferred Stock dated November 12, 1999 (Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (File No. 333-117077) filed July 1, 2004, is hereby incorporated by reference).

3.3	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock pursuant to Section 151 of the General Corporation Law of the State of Delaware dated May 1, 2005 (Exhibit 3.5 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 17, 2005, is hereby incorporated by reference).

3.4	Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock pursuant to Section 151 of the General Corporation Law of the State of Delaware dated October 23, 2006 (Exhibit 3.7 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 14, 2007, is hereby incorporated by reference).

3.5	Amended and Restated Bylaws (Exhibit 3 to the Company’s Current Report on Form 8-K (File No. 1-15461) filed April 9, 2009, is hereby incorporated by reference).

4	Specimen Common Stock Certificate (Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-36081) filed July 26, 1990, is hereby incorporated by reference).

+10.1	Matrix Service Company 1990 Incentive Stock Option Plan (Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-56945) filed June 12, 1990, is hereby incorporated by reference).

+10.2	Matrix Service Company 1991 Incentive Stock Option Plan (Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 33-36081) filed July 26, 1990, is hereby incorporated by reference).

+10.3	Matrix Service Company 1995 Nonemployee Directors’ Stock Option Plan (Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-2771) filed April 23, 1996, is hereby incorporated by reference).

+10.4	Amendment No. 1 to the Matrix Service 1995 Nonemployee Directors’ Stock Option Plan (Exhibit B to the Company’s 2005 Proxy Statement filed on September 16, 2005 (File No. 1-15461), is hereby incorporated by reference).

+10.5	Form of Stock Option Award Agreement (1995 Directors Plan) (Exhibit 10.6 to the Company’s Annual report on Form 10-K (File No, 1-15461) filed August 4, 2006, is hereby incorporated by reference).

+10.6	Matrix Service Company 2004 Stock Incentive Plan (Exhibit B to the Company’s Proxy Statement filed on September 15, 2006 (File No. 1-15461), is hereby incorporated by reference).

+10.7	Amendment 1 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10 to Amended Schedule 14A filed on October 4, 2006 (File No. 1-15461), is hereby incorporated by reference).

+10.8	Amendment 2 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 5, 2008, is hereby incorporated by reference).

+10.9	Amendment 3 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit A to the Company’s Proxy Statement filed on September 11, 2009 (File No. 1-15461), is hereby incorporated by reference).

+10.10	Form of Restricted Stock Unit Award Agreement for non-employee directors (2004 Stock Incentive Plan) (Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed September 28, 2010 (the “2010 10-K”), is hereby incorporated by reference).

+ *10.11	Form of Restricted Stock Unit Award Agreement for employees (2004 Stock Incentive Plan - time-based).

+ 10.12	Form of Restricted Stock Unit Award Agreement for executive management (2004 Stock Incentive Plan – performance based) (Exhibit 10.10 to the 2010 10-K is hereby incorporated by reference).

+ *10.13	Form of Stock Option Award Agreement (2004 Stock Incentive Plan – Incentive Stock Options).

+ *10.14	Form of Stock Option Award Agreement (2004 Stock Incentive Plan – Non-qualified).

+10.15	Form of Severance Agreement (Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 1-15461) filed on October 27, 2006, is hereby incorporated by reference).

+10.16	Form of Amendment to Severance Agreement (Senior Executives), (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461) filed January 8, 2009, is hereby incorporated by reference).

+10.17	Form of Management Retention Agreement (Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 1-15461) filed October 27, 2006, is hereby incorporated by reference).

+10.18	Form of Amendment to Severance Agreement (Key Employees), (Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461) filed January 8, 2009, is hereby incorporated by reference).

+10.19	Amended and Restated Deferred Compensation Plan for Members of the Board of Directors (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461) filed January 8, 2009, is hereby incorporated by reference).

10.20	Third Amended and Restated Credit Agreement, dated as of November 7, 2011, among the Company, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender and Issuing Bank, J.P. Morgan Securities LLC, as Sole Bookrunner and Sole Lead Arranger and the Lenders party thereto (Exhibit 10 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461) filed November 8, 2011, is hereby incorporated by reference).

*21	Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CEO.

*31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CFO.

*32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CEO.

*32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CFO.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Management Contract or Compensatory Plan.