Form 10-Q
period 2012-09-30
MATRIX SERVICE CO
filed 2012-11-09
CIK 866273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

As of November 1, 2012 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 25,910,013 shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Matrix Service Company

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	September 30,	September 30,
	2012	2011
Revenues	$209,608	$169,321
Cost of revenues	187,364	151,228

Gross profit	22,244	18,093
Selling, general and administrative expenses	14,320	11,483

Operating income	7,924	6,610

Other income (expense):
Interest expense	(183)	(277)
Interest income	8	3
Other	57	(676)

Income before income tax expense	7,806	5,660
Provision for federal, state and foreign income taxes	3,122	2,151

Net income	$4,684	$3,509

Basic earnings per common share	$0.18	$0.13
Diluted earnings per common share	$0.18	$0.13
Weighted average common shares outstanding:
Basic	25,788	26,400
Diluted	26,148	26,722

See accompanying notes.

Matrix Service Company

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(unaudited)

	Three Months Ended
	September 30, 2012	September 30, 2011
Net income	$4,684	$3,509
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	467	(959)

Comprehensive income	$5,151	$2,550

See accompanying notes.

Matrix Service Company

Condensed Consolidated Balance Sheets

(In thousands)

(unaudited)

	September 30,	June 30,
	2012	2012
Assets

Current assets:
Cash and cash equivalents	$17,170	$39,726
Accounts receivable, less allowances (September 30, 2012—$1,906 and June 30, 2012—$1,201)	156,844	108,034
Costs and estimated earnings in excess of billings on uncompleted contracts	77,598	68,562
Inventories	3,267	2,482
Deferred income taxes	5,760	6,024
Other current assets	5,560	5,688

Total current assets	266,199	230,516

Property, plant and equipment at cost:
Land and buildings	29,357	28,846
Construction equipment	60,207	59,176
Transportation equipment	26,027	25,865
Office equipment and software	17,391	16,892
Construction in progress	5,984	2,910

	138,966	133,689
Accumulated depreciation	(81,407)	(78,814)

	57,559	54,875

Goodwill	28,763	28,675
Other intangible assets	6,392	6,504
Other assets	3,937	2,565

Total assets	$362,850	$323,135

See accompanying notes.

Matrix Service Company

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	September 30,	June 30,
	2012	2012
Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$61,664	$48,931
Billings on uncompleted contracts in excess of costs and estimated earnings	45,637	30,293
Accrued wages and benefits	15,281	15,298
Accrued insurance	7,055	6,912
Income taxes payable	3,238	1,115
Acquisition payable	400	400
Other accrued expenses	3,334	3,014

Total current liabilities	136,609	105,963

Deferred income taxes	6,063	6,075
Long term debt	3,355	—

Total liabilities	146,027	112,038

Commitments and contingencies

Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of September 30, 2012, and June 30, 2012	279	279
Additional paid-in capital	117,297	116,693
Retained earnings	122,103	117,419
Accumulated other comprehensive income	1,238	771

	240,917	235,162

Less: Treasury stock, at cost—2,051,764 shares as of September 30, 2012, and 2,141,990 shares as of June 30, 2012	(24,094)	(24,065)

Total stockholders’ equity	216,823	211,097

Total liabilities and stockholders’ equity	$362,850	$323,135

See accompanying notes.

Matrix Service Company

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	September 30,	September 30,
	2012	2011
Operating activities:

Net income	$4,684	$3,509
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	2,826	2,826
Deferred income tax	98	(977)
Gain on sale of property, plant and equipment	(33)	(42)
Allowance for uncollectible accounts	705	(33)
Stock-based compensation expense	866	969
Other	8	34
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(49,515)	(965)
Costs and estimated earnings in excess of billings on uncompleted contracts	(9,036)	(10,445)
Inventories	(785)	(79)
Other assets	(1,292)	(1,591)
Accounts payable	12,541	7,474
Billings on uncompleted contracts in excess of costs and estimated earnings	15,344	(9,943)
Accrued expenses	2,591	(2,858)

Net cash used by operating activities	(20,998)	(12,121)

Investing activities:

Acquisition of property, plant and equipment	(5,092)	(2,988)
Proceeds from asset sales	37	166

Net cash used by investing activities	$(5,055)	$(2,822)

See accompanying notes.

Matrix Service Company

Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

(unaudited)

	Three Months Ended
	September 30,	September 30,
	2012	2011
Financing activities:

Issuances of common stock	$61	$49
Capital lease payments	(22)	(108)
Excess tax benefit of exercised stock options and vesting of deferred shares	30	—
Advances under credit agreement	7,828	—
Repayments of advances under credit agreement	(4,473)	—
Treasury shares purchased by Employee Stock Purchase Plan	8	14
Open market purchase of treasury shares	—	(4,872)
Other treasury share purchases	(350)	(108)

Net cash provided (used) by financing activities	3,082	(5,025)
Effect of exchange rate changes on cash	415	(704)

Net decrease in cash and cash equivalents	(22,556)	(20,672)
Cash and cash equivalents, beginning of period	39,726	59,357

Cash and cash equivalents, end of period	$17,170	$38,685

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$776	$169

Interest	$126	$207

Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$649	$683

See accompanying notes.

Matrix Service Company

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total
Balances, June 30, 2012	$279	$116,693	$117,419	$(24,065)	$771	$211,097
Net income	—	—	4,684	—	—	4,684
Other comprehensive income	—	—	—	—	467	467
Exercise of stock options (16,600 shares)	—	18	—	43	—	61
Tax effect of exercised stock options and vesting of deferred shares	—	(10)	—	—	—	(10)
Issuance of deferred shares (106,394 shares)	—	(276)	—	276	—	—
Employee Stock Purchase Plan (686 shares)	—	6	—	2	—	8
Other treasury share purchases (33,454 shares)	—	—	—	(350)	—	(350)
Stock-based compensation expense	—	866	—	—	—	866

Balances, September 30, 2012	$279	$117,297	$122,103	$(24,094)	$1,238	$216,823

Balances, June,30 2011	$279	$113,686	$100,231	$(15,961)	$1,436	$199,671
Net income	—	—	3,509	—	—	3,509
Other comprehensive loss	—	—	—	—	(959)	(959)
Exercise of stock options (5,400 shares)	—	35	—	14	—	49
Tax effect of exercised stock options and vesting of deferred shares	—	(34)	—	—	—	(34)
Issuance of deferred shares (40,787 shares)	—	(106)	—	106	—	—
Employee Stock Purchase Plan (1,012 shares)	—	11	—	3	—	14
Open market purchase of treasury shares (517,088 shares)	—	—	—	(4,872)	—	(4,872)
Other treasury share purchases (10,835 shares)	—	—	—	(108)	—	(108)
Stock-based compensation expense	—	969	—	—	—	969

Balances, September 30, 2011	$279	$114,561	$103,740	$(20,818)	$477	$198,239

See accompanying notes.

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Basis of Presentation

The condensed consolidated financial statements include the accounts of Matrix Service Company (“Matrix”, “we”, “our”, “us”, “its” or the “Company”) and its subsidiaries, all of which are wholly owned. Intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting of normal recurring adjustments and other adjustments described herein, that are, in the opinion of management, necessary for a fair statement of the results of operations and financial position for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2012, included in the Company’s Annual Report on Form 10-K for the year then ended.

The Company’s business is cyclical due to the scope and timing of projects released by our customers. Therefore, results from year to year can vary. Turnarounds and planned outages at customer facilities are typically scheduled in the spring and the fall when the demand for energy is lower. As a result, quarterly operating results can exhibit seasonal fluctuations, especially in our Oil Gas & Chemical segment. We typically see a lower level of operating activity relating to construction projects during the winter months and early in the calendar year because many of our customers’ capital budgets have not been finalized. Our business can also be affected both positively and negatively by seasonal factors such as energy demand or weather conditions, including hurricanes, snowstorms, and abnormally low or high temperatures. Accordingly, results for any interim period may not necessarily be indicative of future operating results.

Note 2 – Customer Contracts

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

	September 30,	June 30,
	2012	2012
	(in thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$823,597	$774,749
Billings on uncompleted contracts	791,636	736,480

	$31,961	$38,269

Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$77,598	$68,562
Billings on uncompleted contracts in excess of costs and estimated earnings	45,637	30,293

	$31,961	$38,269

Progress billings in accounts receivable at September 30, 2012 and June 30, 2012 included retentions to be collected within one year of $21.3 million and $22.3 million, respectively. Contract retentions collectible beyond one year totaled $2.6 million at September 30, 2012 and $1.2 million at June 30, 2012.

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

SME Receivables

The Company continues to pursue collection of certain receivables acquired in connection with the purchase of S.M. Electric Company, Inc. in February 2009. The recorded values at September 30, 2012 include $0.7 million in claim receivables, which represents the Company’s best estimate of the amount to be collected under a claim, and an additional $2.9 million for amounts due under the related contract. Recovering the remaining receivables will require mediation or litigation and the ultimate amount realized may be significantly different than the recorded amounts, which could result in a material adjustment to future earnings.

Note 3 – Intangible Assets Including Goodwill

Goodwill

The changes in the carrying value of goodwill by segment are as follows:

	Electrical Infrastucture	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Goodwill	$29,666	$5,841	$11,071	$7,097	$53,675
Cumulative impairment loss (A)	(17,653)	(3,000)	(922)	(3,425)	(25,000)

Balance at June 30, 2012	12,013	2,841	10,149	3,672	28,675
Translation adjustment	—	—	88	—	88

Net balance at September 30, 2012	$12,013	$2,841	$10,237	$3,672	$28,763

(A)	A $25.0 million impairment charge was recorded in February 2005 as a result of the Company’s operating performance in fiscal 2005.

Other Intangible Assets

Information on the carrying value of other intangible assets is as follows:

		At September 30, 2012
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 15	$2,460	$(627)	$1,833
Customer based	1 to 15	2,657	(330)	2,327
Other	3 to 5	547	(185)	362

Total amortizing intangibles		5,664	(1,142)	4,522
Trade name	Indefinite	1,870	—	1,870

Total intangible assets		$7,534	$(1,142)	$6,392

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

		At June 30, 2012
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 15	$2,460	$(586)	$1,874
Customer based	1 to 15	2,657	(285)	2,372
Other	3 to 5	547	(159)	388

Total amortizing intangibles		5,664	(1,030)	4,634
Trade name	Indefinite	1,870	—	1,870

Total intangible assets		$7,534	$(1,030)	$6,504

Amortization expense totaled approximately $0.1 million in the first quarter of fiscal 2013 and the first quarter of fiscal 2012. Amortization expense is expected to be $0.4 million annually in fiscal years 2013 to 2016 and $0.3 million in fiscal 2017.

Note 4 – Debt

The Company has a five-year senior secured revolving credit facility (the “Credit Agreement”) of $125.0 million that expires November 7, 2016. Advances under the Credit Agreement may be used for working capital, issuance of letters of credit and other lawful corporate purposes.

The Credit Agreement includes the following covenants and borrowing limitations:

•	Our Senior Leverage Ratio, as defined in the agreement, may not exceed 2.50 to 1.00 as of the end of each fiscal quarter.

•	We are required to maintain a Fixed Charge Coverage Ratio, as defined in the agreement, greater than or equal to 1.25 to 1.00 as of the end of each fiscal quarter.

•	Asset dispositions (other than inventory and obsolete or unneeded equipment disposed of in the ordinary course of business) are limited to $15.0 million per 12-month period.

Amounts borrowed under the Credit Agreement bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The Credit Agreement includes additional margin ranges on Alternate Base Rate loans between 0.75% and 1.5% and between 1.75% and 2.5% on LIBOR-based loans.

The Credit Agreement also permits us to borrow in Canadian dollars with a sublimit of U.S. $15.0 million. Amounts borrowed in Canadian dollars will bear interest either at the CDOR Rate, plus an additional margin based on the Senior Leverage Ratio ranging from 1.75% to 2.5%, or at the Canadian Prime Rate, plus an additional margin based on the Senior Leverage Ratio ranging from 2.25% to 3.0%. The CDOR Rate is equal to the sum of the annual rate of interest, which is the rate determined as being the arithmetic average of the quotations of all institutions listed in respect of the relevant CDOR interest period for Canadian Dollar denominated bankers’ acceptances, plus 0.1%. The Canadian Prime Rate is equal to the greater of (i) the rate of interest per annum most recently announced or established by JPMorgan Chase Bank, N.A., Toronto Branch as its reference rate in effect on such day for determining interest rates for Canadian Dollar denominated commercial loans in Canada and (ii) the CDOR Rate plus 1.0%.

The Unused Credit Facility Fee is between 0.30% and 0.45% based on the Senior Leverage Ratio.

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Credit Agreement includes a Senior Leverage Ratio covenant which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended September 30, 2012, Consolidated EBITDA, as defined in the Credit Agreement, was $48.1 million. Accordingly, at September 30, 2012, Consolidated Funded Indebtedness in excess of $120.2 million would have violated the Senior Leverage Ratio covenant. The Consolidated Funded Indebtedness at September 30, 2012 was $4.5 million.

Availability under the senior credit facility was as follows:

	September 30, 2012	June 30, 2012
	(In thousands)
Senior credit facility	$125,000	$125,000
Capacity constraint due to the Senior Leverage Ratio	4,767	9,662

Capacity under the credit facility	120,233	115,338
Borrowings outstanding	3,355	—
Letters of credit subject to the credit facility	8,446	8,499

Availability under the senior credit facility	$108,432	$106,839

The Company is in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.

Note 5 – Income Taxes

The Company complies with ASC 740, “Income Taxes”. Deferred income taxes are computed using the liability method whereby deferred tax assets and liabilities are recognized based on temporary differences between the financial and tax basis of assets and liabilities using presently enacted tax rates. Valuation allowances are established against deferred tax assets to the extent management believes that it is not probable the assets will be recovered.

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

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

There can be no assurance that our insurance and the additional insurance coverage provided by our subcontractors will fully protect us against a valid claim or loss under the contracts with our customers.

Unapproved Change Orders and Claims

Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of $9.4 million at September 30, 2012 and $8.5 million at June 30, 2012. There were no revenues related to claims included in costs and estimated earnings in excess of billings on uncompleted contracts at September 30, 2012 or June 30, 2012. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers may not pay these amounts until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

Other

The Company and its subsidiaries are participants in various legal actions. It is the opinion of management that none of the known legal actions will have a material adverse impact on the Company’s financial position, results of operations or liquidity.

Note 7 – Earnings per Common Share

Basic earnings per share (“Basic EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) includes the dilutive effect of stock options and nonvested deferred shares.

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended
	September 30,	September 30,
	2012	2011
	(In thousands, except per share data)
Basic EPS:
Net income	$4,684	$3,509

Weighted average shares outstanding	25,788	26,400

Basic EPS	$0.18	$0.13

Diluted EPS:
Weighted average shares outstanding – basic	25,788	26,400
Dilutive stock options	70	87
Dilutive nonvested deferred shares	290	235

Diluted weighted average shares	26,148	26,722

Diluted EPS	$0.18	$0.13

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended
	September 30,	September 30,
	2012	2011
	(In thousands)
Stock options	327	105
Nonvested deferred shares	32	48

Total antidilutive securities	359	153

Note 8 – Segment Information

The Company completed an update of its long-term business strategy in fiscal 2012. This strategic update along with certain changes in our organizational structure led to a reassessment of our operating segments. As a result of these events, we have revised our reportable segments to better align with the current management of the business. Accordingly, our segments are: Electrical Infrastructure, Oil Gas & Chemical, Storage Solutions, and Industrial.

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

The Storage Solutions segment includes new construction of, as well as planned and emergency maintenance services for, crude and refined products aboveground storage tanks. Also included in the Storage Solutions segment is work related to specialty storage tanks including liquefied natural gas (“LNG”), liquid nitrogen/liquid oxygen (“LIN/LOX”), liquid petroleum (“LPG”) tanks and other specialty vessels including spheres. Finally, the Storage Solutions segment includes balance of plant work in storage terminals and tank farms.

The Industrial segment includes work in the mining and minerals industry, bulk material handling, thermal vacuum chambers, as well as work for clients in other industrial and manufacturing markets.

Other consists of corporate asset balances.

The chief operating decision maker evaluates performance and allocates resources based primarily on operating income. The results of each operating segment include an allocation of corporate costs. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost and eliminated in consolidation; therefore, no intercompany profit or loss is recognized.

Segment assets consist primarily of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment, goodwill and other intangible assets.

Matrix Service Company

Notes to Condensed Consolidated Financial Statements

(unaudited)

Results of Operations

(In thousands)

	Three Months Ended
	September 30, 2012	September 30, 2011
Gross revenues
Electrical Infrastructure	$33,270	$22,012
Oil Gas & Chemical	67,097	45,999
Storage Solutions	105,418	95,922
Industrial	4,975	6,575

Total gross revenues	$210,760	$170,508

Less: Inter-segment revenues
Electrical Infrastructure	$—	$—
Oil Gas & Chemical	—	175
Storage Solutions	1,152	1,012
Industrial	—	—

Total inter-segment revenues	$1,152	$1,187

Consolidated revenues
Electrical Infrastructure	$33,270	$22,012
Oil Gas & Chemical	67,097	45,824
Storage Solutions	104,266	94,910
Industrial	4,975	6,575

Total consolidated revenues	$209,608	$169,321

Gross profit (loss)
Electrical Infrastructure	$4,706	$2,785
Oil Gas & Chemical	7,867	4,347
Storage Solutions	9,969	10,387
Industrial	(298)	574

Total gross profit	$22,244	$18,093

Operating income (loss)
Electrical Infrastructure	$2,319	$729
Oil Gas & Chemical	3,775	1,412
Storage Solutions	3,449	4,226
Industrial	(1,619)	243

Total operating income	$7,924	$6,610

Segment assets
Electrical Infrastructure	$56,826	$40,550
Oil Gas & Chemical	71,848	54,036
Storage Solutions	186,600	139,820
Industrial	14,179	17,949
Other	33,397	46,918

Total segment assets	$362,850	$299,273

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in our critical accounting policies from those reported in our fiscal 2012 Annual Report on Form 10-K filed with the SEC. For more information on our critical accounting policies, see Part II, Item 7 of our fiscal 2012 Annual Report on Form 10-K. The following section provides certain information with respect to our critical accounting estimates as of the close of our most recent quarterly period.

Unapproved Change Orders and Claims

Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of $9.4 million at September 30, 2012 and $8.5 million at June 30, 2012. There were no revenues related to claims included in costs and estimated earnings in excess of billings on uncompleted contracts at September 30, 2012 or June 30, 2012. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.

SME Receivables

The Company continues to pursue collection of certain receivables acquired in connection with the purchase of S.M. Electric Company, Inc. in February 2009. The recorded values at September 30, 2012 include $0.7 million in claim receivables, which represents the Company’s best estimate of the amount to be collected under a claim, and an additional $2.9 million for amounts due under the related contract. Recovering the remaining receivables will require mediation or litigation and the ultimate amount realized may be significantly different than the recorded amounts, which could result in an adjustment to future earnings.

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

Goodwill

The Company has four significant reporting units with goodwill representing 42%, 21%, 14% and 11% of the total goodwill balance. Our most recent annual goodwill impairment test, performed in the fourth quarter of fiscal 2012, indicated that the fair value of these reporting units exceeded their respective carrying values by 46%, 84%, 106% and 40%, respectively. Based on the excess of estimated fair value over carrying value and the absence of any indicators of impairment at September 30, 2012, the Company does not currently anticipate recording a goodwill impairment charge for any of its operating units.

Recently Issued Accounting Standards

There are no recently issued accounting standards that we believe will have a material affect on our financial statements.

RESULTS OF OPERATIONS

Overview

During fiscal 2012, the Company completed an update of its long-term business strategy. This strategic update along with certain changes in our organizational structure led to a reassessment of our operating segments. As a result of these events, we have revised our reportable segments to better align with the current management of the business. Our segments are as follows:

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

•

The Storage Solutions segment includes new construction of, as well as planned and emergency maintenance services for, crude and refined products aboveground storage tanks. Also included in the Storage Solutions segment is work related to specialty storage tanks including liquefied natural gas (“LNG”), liquid nitrogen/liquid oxygen (“LIN/LOX”), liquid petroleum (“LPG”) tanks and other specialty vessels including spheres. Finally, the Storage Solutions segment includes balance of plant work in storage terminals and tank farms.

•	The Industrial segment includes work in the mining and minerals industry, bulk material handling, thermal vacuum chambers, as well as work for clients in other industrial and manufacturing markets.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Consolidated

Consolidated revenues were $209.6 million for the three months ended September 30, 2012, an increase of $40.3 million, or 23.8%, from consolidated revenues of $169.3 million in the same period in the prior fiscal year. The increase in consolidated revenues was a result of increases in Oil Gas & Chemical, Electrical Infrastructure and Storage Solutions revenues, which increased $21.3 million, $11.3 million and $9.3 million, respectively, partially offset by a decrease of $1.6 million in Industrial revenues.

Consolidated gross profit increased from $18.1 million in the three months ended September 30, 2011 to $22.2 million in the three months ended September 30, 2012. The increase of $4.1 million, or 22.7%, was primarily due to higher revenues in the first quarter of the current fiscal year. Gross margins were 10.6% in the three months ended September 30, 2012 compared to 10.7% in the same period a year earlier.

Consolidated SG&A expenses were $14.3 million in the three months ended September 30, 2012 compared to $11.5 million in the same period a year earlier. The increase of $2.8 million, or 24.3%, was primarily related to our planned investments in the branding initiative and strategic growth areas. In addition, the first quarter results include a bad debt charge of $0.7 million. SG&A expense as a percentage of revenue remained unchanged at 6.8%.

Net interest expense was $0.2 million in the three months ended September 30, 2012 and $0.3 million in the three months ended September 30, 2011.

Other income in the three months ended September 30, 2012 was $0.1 million compared to a loss of $0.7 million in the three months ended September 30, 2011. The prior period loss was related primarily to foreign currency transaction losses.

The effective tax rate was 40.0% for the three months ended September 30, 2012 and 38.0% for the three months ended September 30, 2011. The increase in the effective tax rate in the first quarter of fiscal 2013 was due to a change in the deductibility limitations applying to certain items that had previously been fully deducted.

Electrical Infrastructure

Revenues for the Electrical Infrastructure segment increased $11.3 million, or 51.4%, to $33.3 million in the three months ended September 30, 2012 compared to $22.0 million in the same period a year earlier. The higher revenue was primarily due to an increase in high voltage work in the Northeastern United States. Gross margins were 14.1% in the three months ended September 30, 2012 compared to 12.7% in the same period a year earlier. The improvement in gross margins in the first quarter of fiscal 2013 is due to the favorable effect of the improved recovery of overhead costs caused by a higher business volume.

Oil Gas & Chemical

Revenues for the Oil Gas & Chemical segment increased to $67.1 million in the three months ended September 30, 2012 compared to $45.8 million in the same period a year earlier. The increase of $21.3 million, or 46.5%, was primarily due to a higher level of turnaround and capital construction projects. Gross margins were 11.7% in the three months ended September 30, 2012 compared to 9.5% in the same period a year earlier. The improvement in gross margins in the first quarter of fiscal 2013 is primarily due to improved project execution and the favorable effect of the improved recovery of overhead costs caused by a higher business volume.

Storage Solutions

Revenues for the Storage Solutions segment increased to $104.2 million in the three months ended September 30, 2012 compared to $94.9 million in the same period a year earlier. The increase of $9.3 million, or 9.8%, was due to higher levels of work both domestically and in Canada in our aboveground storage tank business. Gross margins decreased from 10.9% in the three months ended September 30, 2011 to 9.6% in the same period in the current year. The lower margins in the current quarter were due to geographic expansion and short-term softening of the market as expected.

Industrial

Revenues for the Industrial segment totaled $5.0 million in the three months ended September 30, 2012 compared to $6.6 million in the same period a year earlier. The decrease of $1.6 million, or 24.2%, was largely due to the timing of projects related to legacy industrial work, offset in part by higher revenues in our mining and minerals and bulk material handling businesses. Gross margins decreased from 8.7% in the three months ended September 30, 2011 to (6.0%) in the same period in the current year. Gross margins in the current quarter were negatively impacted by startup costs related to our entry into the bulk material handling and mining and minerals markets.

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

The following table provides a summary of changes in our backlog for the three months ended September 30, 2012:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2012	$127,699	$117,862	$236,571	$15,320	$497,452
Net awards	40,889	66,092	132,603	7,218	246,802
Revenue recognized	(33,270)	(67,097)	(104,266)	(4,975)	(209,608)

Backlog as of September 30, 2012	$135,318	$116,857	$264,908	$17,563	$534,646

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

A reconciliation of EBITDA to net income follows:

	Three Months Ended
	September 30, 2012	September 30, 2011
	(In thousands)
Net income	$4,684	$3,509
Interest expense	183	277
Provision for income taxes	3,122	2,151
Depreciation and amortization	2,826	2,826

EBITDA	$10,815	$8,763

FINANCIAL CONDITION AND LIQUIDITY

Overview

We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the three months ended September 30, 2012 were cash on hand at the beginning of the year, capacity under our senior revolving credit facility and cash generated from operations. Cash on hand at September 30, 2012 totaled $17.2 million and availability under the senior revolving credit facility totaled $108.4 million resulting in total funding availability of $125.6 million. We expect to fund our operations for the next twelve months through the use of cash generated from operations, existing cash balances and borrowings under our credit facility.

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

Cash Flow in the Three Months Ended September 30, 2012

Cash Flows Used for Operating Activities

Cash flows used for operating activities for the three months ended September 30, 2012 totaled $21.0 million. Major components of cash flows used for operating activities for the first quarter of fiscal 2013 are as follows:

Net Cash Provided by Operating Activities

(In thousands)

Net income	$4,684
Non-cash expenses	4,445
Deferred income tax	98
Cash effect of changes in operating assets and liabilities	(30,152)
Gain on disposition of property, plant and equipment	(33)
Other	(40)

Net cash used by operating activities	$(20,998)

The cash effect of significant changes in operating assets and liabilities include the following:

•

The net change in the combined balances of costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs and estimated earnings caused an increase in operating assets and liabilities and an increase to cash of $6.3 million in the three months ended September 30, 2012. This change was primarily attributable to our project portfolio permitting a higher degree of advanced billings in the first quarter of fiscal 2013.

•

Accounts receivable increased by $49.5 million. The accounts receivable increase is due to a higher level of business and the timing of billings particularly in the Storage Solutions and Electrical Infrastructure segments. We view this increase as a short-term fluctuation. The receivable aging categories have not deteriorated and we do not anticipate any unusual collection difficulties.

•	Accounts payable increased by $12.5 million. The increase was primarily due to an increase in business activity.

Cash Flows Used For Investing Activities

Investing activities used $5.1 million of cash in the three months ended September 30, 2012 due to capital expenditures. Capital expenditures included $2.4 million for the purchase of construction equipment, $1.4 million for transportation equipment, $1.2 million for office equipment and software and $0.1 million for land and buildings.

Cash Flows from Financing Activities

Financing activities provided $3.1 million of cash in the three months ended September 30, 2012 primarily due to net cash borrowings of $3.4 million, offset in part by treasury share purchases of $0.4 million. Cash borrowings were Canadian dollar advances under our credit agreement to mitigate foreign exchange rate risks.

Senior Revolving Credit Facility

The Company has a five-year senior secured revolving credit facility (the “Credit Agreement”) of $125.0 million that expires November 7, 2016. Advances under the Credit Agreement may be used for working capital, issuance of letters of credit and other lawful corporate purposes.

The Credit Agreement includes the following covenants and borrowing limitations:

•	Our Senior Leverage Ratio, as defined in the agreement, may not exceed 2.50 to 1.00 as of the end of each fiscal quarter.

•	We will be required to maintain a Fixed Charge Coverage Ratio, as defined in the agreement, greater than or equal to 1.25 to 1.00 as of the end of each fiscal quarter.

•	Asset dispositions (other than inventory and obsolete or unneeded equipment disposed of in the ordinary course of business) are limited to $15.0 million per 12-month period.

Amounts borrowed under the Credit Agreement bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The Credit Agreement includes additional margin ranges on Alternate Base Rate loans between 0.75% and 1.5% and between 1.75% and 2.5% on LIBOR-based loans.

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

The Unused Credit Facility Fee is between 0.30% and 0.45% based on the Senior Leverage Ratio.

As noted previously, the Credit Agreement includes a Senior Leverage Ratio covenant which provides that Consolidated Funded Indebtedness may not exceed 2.5 times Consolidated EBITDA, as defined in the agreement, over the previous four quarters. For the four quarters ended September 30, 2012, Consolidated EBITDA was $48.1 million. Accordingly, at September 30, 2012, Consolidated Funded Indebtedness in excess of $120.2 million would have violated the Senior Leverage Ratio covenant. The Consolidated Funded Indebtedness at September 30, 2012 was $4.5 million.

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

Stock Repurchase Program and Treasury Shares

Treasury Shares

The Company’s existing stock buyback program, which was approved by the Board of Directors on February 4, 2009, was scheduled to expire on December 31, 2012. The program permits the Company to purchase up to 3,000,000 shares of common stock provided that such purchases do not exceed $25.0 million in any calendar year. Since its inception, the Company has purchased a total of 886,503 shares under our stock buyback program at an average price of $9.17. On November 6, 2012, our Board of Directors approved a two year extension of the stock buyback plan, which will allow the Company to purchase up to an additional 2,113,497 shares through the end of calendar year 2014 if sufficient liquidity exists and we believe that it is in the best interest of the stockholders.

In addition to the stock buyback program, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix withheld 33,454 shares in the first quarter of fiscal 2013 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares.

The Company has 2,051,764 treasury shares as of September 30, 2012 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

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

These forward-looking statements include, among others, such things as:

•	amounts and nature of future revenues and margins from each of our segments;

•	the likely impact of new or existing regulations or market forces on the demand for our services;

•	expansion and other trends of the industries we serve;

•	our ability to generate sufficient cash from operations or to raise cash in order to meet our short and long-term capital requirements; and

•	our ability to comply with the covenants in our credit agreement.

These statements are based on certain assumptions and analyses we made in light of our experience and our historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in our Form 10-K for the fiscal year ended June 30, 2012 and listed from time to time in our filings with the Securities and Exchange Commission;

•	the inherently uncertain outcome of current and future litigation;

•	the adequacy of our reserves for contingencies;

•	economic, market or business conditions in general and in the oil, gas, power and mining and minerals industries in particular;

•	changes in laws or regulations; and

•	other factors, many of which are beyond our control.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk faced by us from those reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission. For more information on market risk, see Part II, Item 7A in our fiscal 2012 Annual Report on Form 10-K.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2012.

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended September 30, 2012.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to a number of legal proceedings. We believe that the nature and number of these proceedings are typical for a company of our size engaged in our type of business and that none of these proceedings will result in a material effect on our business, results of operations, financial condition, cash flows or liquidity.

Item 1A. Risk Factors

There were no material changes in our Risk Factors from those reported in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by the Company of its common stock during the first quarter of fiscal year 2013.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2012
Share Repurchase Program (A)	—	—	—	2,113,497
Employee Transactions (B)	224	$11.68	—
August 1 to August 31, 2012
Share Repurchase Program (A)	—	—	—	2,113,497
Employee Transactions (B)	33,230	$10.46	—
September 1 to September 30, 2012
Share Repurchase Program (A)	—	—	—	2,113,497
Employee Transactions (B)	—	$—	—

(A)	Represents shares purchased under our stock buyback program.
(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

There were no mine safety violations or other regulatory matters required to be disclosed in this Form 10-Q under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item  104 of Regulation S-K.

Item 5. Other Information

None

Item 6. Exhibits:

Exhibit 10:	Amendment 1 to Amended and Restated Matrix Service Company Deferred Compensation Plan for Members of the Board of Directors.

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Exhibit 101.INS:	XBRL Instance Document.

Exhibit 101.SCH:	XBRL Taxonomy Schema Document.

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date: November 9, 2012	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer

EXHIBIT INDEX

Exhibit 10:	Amendment 1 to Amended and Restated Matrix Service Company Deferred Compensation Plan for Members of the Board of Directors

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Exhibit 101.INS:	XBRL Instance Document.

Exhibit 101.SCH:	XBRL Taxonomy Schema Document.

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document.