Form 10-Q
period 2012-12-31
MATRIX SERVICE CO
filed 2013-02-07
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2012

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File No. 1-15461
__________________________________________
MATRIX SERVICE COMPANY
(Exact name of registrant as specified in its charter)
__________________________________________

DELAWARE	73-1352174
(State of incorporation)	(I.R.S. Employer Identification No.)
5100 East Skelly Drive, Suite 700, Tulsa, Oklahoma 74135
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (918) 838-8822
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
____________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 1, 2013 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,020,505 shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Revenues	$221,436	$200,964	$431,044	$370,285
Cost of revenues	199,103	177,866	386,467	329,094
Gross profit	22,333	23,098	44,577	41,191
Selling, general and administrative expenses	13,561	11,898	27,881	23,381
Operating income	8,772	11,200	16,696	17,810
Other income (expense):
Interest expense	(217)	(166)	(400)	(443)
Interest income	12	3	20	6
Other	(7)	301	50	(375)
Income before income tax expense	8,560	11,338	16,366	16,998
Provision for federal, state and foreign income taxes	3,124	4,307	6,246	6,458
Net income	$5,436	$7,031	$10,120	$10,540
Basic earnings per common share	$0.21	$0.27	$0.39	$0.40
Diluted earnings per common share	$0.21	$0.27	$0.39	$0.40
Weighted average common shares outstanding:
Basic	25,939	25,819	25,863	26,110
Diluted	26,204	26,111	26,172	26,420
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Net income	$5,436	$7,031	$10,120	$10,540
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(152)	238	315	(721)
Comprehensive income	$5,284	$7,269	$10,435	$9,819
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	December 31, 2012	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$33,209	$39,726
Accounts receivable, less allowances (December 31, 2012—$785 and June 30, 2012—$1,201)	152,754	108,034
Costs and estimated earnings in excess of billings on uncompleted contracts	66,151	68,562
Deferred income taxes	5,487	6,024
Inventories	3,683	2,482
Income taxes receivable	1,060	—
Other current assets	4,974	5,688
Total current assets	267,318	230,516
Property, plant and equipment at cost:
Land and buildings	29,357	28,846
Construction equipment	64,076	59,176
Transportation equipment	31,524	25,865
Office equipment and software	17,793	16,892
Construction in progress	6,824	2,910
	149,574	133,689
Accumulated depreciation	(84,100)	(78,814)
	65,474	54,875
Goodwill	30,975	28,675
Other intangible assets	8,134	6,504
Other assets	4,173	2,565
Total assets	$376,074	$323,135

See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	December 31, 2012	June 30, 2012
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$59,709	$48,931
Billings on uncompleted contracts in excess of costs and estimated earnings	57,606	30,293
Accrued wages and benefits	15,779	15,298
Accrued insurance	7,390	6,912
Income taxes payable	—	1,115
Other accrued expenses	3,971	3,414
Total current liabilities	144,455	105,963
Deferred income taxes	5,814	6,075
Long term debt	3,425	—
Total liabilities	153,694	112,038
Commitments and contingencies
Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of December 31, 2012, and June 30, 2012	279	279
Additional paid-in capital	117,059	116,693
Retained earnings	127,539	117,419
Accumulated other comprehensive income	1,086	771
	245,963	235,162
Less: Treasury stock, at cost—1,869,558 shares as of December 31, 2012, and 2,141,990 shares as of June 30, 2012	(23,583)	(24,065)
Total stockholders’ equity	222,380	211,097
Total liabilities and stockholders’ equity	$376,074	$323,135

See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	December 31, 2012	December 31, 2011
Operating activities:
Net income	$10,120	$10,540
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	5,796	5,738
Deferred income tax	178	(28)
Gain on sale of property, plant and equipment	(51)	(43)
Allowance for uncollectible accounts	239	29
Stock-based compensation expense	1,812	1,735
Other	41	(28)
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(43,819)	(12,241)
Costs and estimated earnings in excess of billings on uncompleted contracts	2,411	(16,474)
Inventories	(1,201)	(332)
Other assets	(991)	(1,561)
Accounts payable	9,763	12,565
Billings on uncompleted contracts in excess of costs and estimated earnings	27,313	(3,669)
Accrued expenses	(657)	(2,059)
Net cash provided (used) by operating activities	10,954	(5,828)
Investing activities:
Acquisition of property, plant and equipment	(12,041)	(6,759)
Acquisition	(8,250)	—
Proceeds from asset sales	73	177
Net cash used by investing activities	$(20,218)	$(6,582)

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	December 31, 2012	December 31, 2011
Financing activities:
Issuances of common stock	$106	$80
Capital lease payments	(36)	(182)
Excess tax benefit of exercised stock options and vesting of deferred shares	29	—
Payment of debt amendment fees	—	(573)
Advances under credit agreement	18,475	—
Repayments of advances under credit agreement	(15,050)	—
Treasury shares purchased by Employee Stock Purchase Plan	22	27
Open market purchase of treasury shares	—	(8,126)
Other treasury share purchases	(1,065)	(439)
Net cash provided (used) by financing activities	2,481	(9,213)
Effect of exchange rate changes on cash	266	(292)
Net decrease in cash and cash equivalents	(6,517)	(21,915)
Cash and cash equivalents, beginning of period	39,726	59,357
Cash and cash equivalents, end of period	$33,209	$37,442
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$6,559	$3,640
Interest	$281	$279
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$494	$637

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total
Balances, June 30, 2012	$279	$116,693	$117,419	$(24,065)	$771	$211,097
Net income	—	—	10,120	—	—	10,120
Other comprehensive income	—	—	—	—	315	315
Exercise of stock options (21,600 shares)	—	(89)	—	195	—	106
Tax effect of exercised stock options and vesting of deferred shares	—	(27)	—	—	—	(27)
Issuance of deferred shares (350,048 shares)	—	(1,347)	—	1,347	—	—
Employee Stock Purchase Plan (2,055 shares)	—	17	—	5	—	22
Other treasury share purchases (101,271 shares)	—	—	—	(1,065)	—	(1,065)
Stock-based compensation expense	—	1,812	—	—	—	1,812
Balances, December 31, 2012	$279	$117,059	$127,539	$(23,583)	$1,086	$222,380
Balances, June 30, 2011	$279	$113,686	$100,231	$(15,961)	$1,436	$199,671
Net income	—	—	10,540	—	—	10,540
Other comprehensive loss	—	—	—	—	(721)	(721)
Exercise of stock options (15,400 shares)	—	40	—	40	—	80
Tax effect of exercised stock options and vesting of deferred shares	—	(150)	—	—	—	(150)
Issuance of deferred shares (161,222 shares)	—	(419)	—	419	—	—
Employee Stock Purchase Plan (2,636 shares)	—	21	—	6	—	27
Open market purchase of treasury shares (886,503 shares)	—	—	—	(8,126)	—	(8,126)
Other treasury share purchases (45,143 shares)	—	—	—	(439)	—	(439)
Stock-based compensation expense	—	1,735	—	—	—	1,735
Balances, December 31, 2011	$279	$114,913	$110,771	$(24,061)	$715	$202,617
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
Note 2 - Acquisition
On December 31, 2012, the Company acquired substantially all of the assets of Pelichem Industrial Cleaning Services, LLC (“Pelichem”). Pelichem is an industrial cleaning company based in Reserve, Louisiana that performs hydroblasting, vacuum services, chemical cleaning and industrial services.
The purchase price was allocated to the major categories of assets and liabilities based on their estimated fair value at the acquisition date. The purchase price is expected to be finalized and settled following a final true-up of working capital accounts that is expected to conclude during the third fiscal quarter. The following table summarizes the preliminary purchase price allocation of the acquisition which is subject to change as we complete the working capital adjustments:

Current assets	$1,140
Property, plant and equipment	4,032
Tax deductible goodwill	2,237
Other intangible assets	1,853
Total assets acquired	9,262
Current liabilities	86
Net assets acquired	9,176
Estimated working capital adjustment	926
Purchase price before working capital adjustment	$8,250
The operating data related to this acquisition was not material. The acquisition was funded with cash on hand.

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

	December 31, 2012	June 30, 2012
	(in thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$831,053	$774,749
Billings on uncompleted contracts	822,508	736,480
	$8,545	$38,269
Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$66,151	$68,562
Billings on uncompleted contracts in excess of costs and estimated earnings	57,606	30,293
	$8,545	$38,269
Progress billings in accounts receivable at December 31, 2012 and June 30, 2012 included retentions to be collected within one year of $23.3 million and $22.3 million, respectively. Contract retentions collectible beyond one year totaled $2.9 million at December 31, 2012 and $1.2 million at June 30, 2012.

SME Receivables
The Company continues to pursue collection of a certain receivable acquired in connection with the purchase of S.M. Electric Company, Inc. in February 2009. The recorded values at December 31, 2012 include $0.7 million in claim receivables, which represents the Company’s best estimate of the amount to be collected under a claim, and an additional $2.9 million for amounts due under the related contract. Recovering the remaining receivables will require mediation or litigation and the ultimate amount realized may be significantly different than the recorded amounts, which could result in a material adjustment to future earnings.
Western Canada Aboveground Storage Tank Project
During the three and six months ended December 31, 2012, our results of operations were materially impacted by a charge resulting from a change in estimate for a project to construct aboveground storage tanks in western Canada. The charge was primarily driven by changes in facts and circumstances regarding lower than expected labor productivity and higher than expected direct employee costs. This change in estimate resulted in a $3.3 million and $3.0 million decrease in operating income, a $2.1 million and $2.0 million decrease in our net income and a $0.08 and $0.07 decrease in our diluted earnings per common share during the three and six months ended December 31, 2012, respectively. This change was the only change in estimate considered material to our results of operations during the periods presented herein.
Billings on uncompleted contracts in excess of costs and estimated earnings included an accrued loss related to this project of $1.4 million at December 31, 2012.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Intangible Assets Including Goodwill
Goodwill
The changes in the carrying value of goodwill by segment are as follows:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Goodwill	$29,666	$5,841	$11,071	$7,097	$53,675
Cumulative impairment loss (A)	(17,653)	(3,000)	(922)	(3,425)	(25,000)
Net balance at June 30, 2012	12,013	2,841	10,149	3,672	28,675
Purchase of Pelichem (Note 2)	—	2,237	—	—	2,237
Translation adjustment	—	—	63	—	63
Net balance at December 31, 2012	$12,013	$5,078	$10,212	$3,672	$30,975

(A)	A $25.0 million impairment charge was recorded in February 2005 as a result of the Company’s operating performance in fiscal 2005.

Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At December 31, 2012
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 15	$2,460	$(670)	$1,790
Customer based	1 to 15	4,250	(374)	3,876
Other	3 to 5	808	(210)	598
Total amortizing intangibles		7,518	(1,254)	6,264
Trade name	Indefinite	1,870	—	1,870
Total intangible assets		$9,388	$(1,254)	$8,134

		At June 30, 2012
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 15	$2,460	$(586)	$1,874
Customer based	1 to 15	2,657	(285)	2,372
Other	3 to 5	547	(159)	388
Total amortizing intangibles		5,664	(1,030)	4,634
Trade name	Indefinite	1,870	—	1,870
Total intangible assets		$7,534	$(1,030)	$6,504

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

The increase in other intangible assets at December 31, 2012 compared to June 30, 2012, is due to the acquisition of certain assets of Pelichem. Specifically, amortizing intangible assets included customer based intangibles with a fair value of $1.6 million and other amortizing intangibles with a fair value of $0.3 million. The weighted average amortization periods are anticipated to be 15 and 5 years, respectively. Please refer to Note 2 - Acquisition for additional information.
Amortization expense totaled $0.2 million in the six months ended December 31, 2012 and $0.2 million in the six months ended December 31, 2011. Amortization expense is expected to be $0.5 million in fiscal 2013, $0.6 million annually in fiscal years 2014 to 2016, and $0.5 million in fiscal 2017.
Note 5 – Debt
The Company has a five-year, $125.0 million senior secured revolving credit facility (the “Credit Agreement”) that expires November 7, 2016. Advances under the Credit Agreement may be used for working capital, issuance of letters of credit and other lawful corporate purposes.
The Credit Agreement includes the following covenants and borrowing limitations

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
The Unused Credit Facility Fee is between 0.30% and 0.45% based on the Senior Leverage Ratio.

The Credit Agreement includes a Senior Leverage Ratio covenant which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended December 31, 2012, Consolidated EBITDA, as defined in the Credit Agreement, was $45.6 million. Accordingly, at December 31, 2012, Consolidated Funded Indebtedness in excess of $114.0 million would have violated the Senior Leverage Ratio covenant. Consolidated Funded Indebtedness at December 31, 2012 was $4.5 million, which includes $3.4 million of outstanding borrowings, and $1.1 million of non-workers compensation related letters of credit.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Availability under the senior credit facility was as follows:

	December 31, 2012	June 30, 2012
	(In thousands)
Senior credit facility	$125,000	$125,000
Capacity constraint due to the Senior Leverage Ratio	11,027	9,662
Capacity under the credit facility	113,973	115,338
Borrowings outstanding	3,425	—
Letters of credit	8,446	8,499
Availability under the senior credit facility	$102,102	$106,839
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
Note 7 – Commitments and Contingencies
Insurance Reserves
The Company maintains insurance coverage for various aspects of its operations. However, exposure to potential losses is retained through the use of deductibles, self-insured retentions and coverage limits.
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
Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of $9.3 million at December 31, 2012 and $8.5 million at June 30, 2012. There were no revenues related to claims included in costs and estimated earnings in excess of billings on uncompleted contracts at December 31, 2012 or June 30, 2012. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers may not pay these amounts until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(In thousands, except per share data)
Basic EPS:
Net income	$5,436	$7,031	$10,120	$10,540
Weighted average shares outstanding	25,939	25,819	25,863	26,110
Basic EPS	$0.21	$0.27	$0.39	$0.40
Diluted EPS:
Weighted average shares outstanding – basic	25,939	25,819	25,863	26,110
Dilutive stock options	59	64	65	76
Dilutive nonvested deferred shares	206	228	244	234
Diluted weighted average shares	26,204	26,111	26,172	26,420
Diluted EPS	$0.21	$0.27	$0.39	$0.40

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(In thousands)
Stock options	327	242	327	173
Nonvested deferred shares	71	41	36	40
Total antidilutive securities	398	283	363	213

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9 – Segment Information
We operate our business through four reportable segments: Electrical Infrastructure, Oil Gas & Chemical, Storage Solutions, and Industrial.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Results of Operations
(In thousands)

	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Gross revenues
Electrical Infrastructure	$50,123	$43,628	$83,393	$65,640
Oil Gas & Chemical	66,635	49,750	133,732	95,749
Storage Solutions	98,183	99,710	203,601	195,632
Industrial	7,033	8,076	12,008	14,651
Total gross revenues	$221,974	$201,164	$432,734	$371,672
Less: Inter-segment revenues
Electrical Infrastructure	$—	$—	$—	$—
Oil Gas & Chemical	—	33	—	208
Storage Solutions	538	167	1,690	1,179
Industrial	—	—	—	—
Total inter-segment revenues	$538	$200	$1,690	$1,387
Consolidated revenues
Electrical Infrastructure	$50,123	$43,628	$83,393	$65,640
Oil Gas & Chemical	66,635	49,717	133,732	95,541
Storage Solutions	97,645	99,543	201,911	194,453
Industrial	7,033	8,076	12,008	14,651
Total consolidated revenues	$221,436	$200,964	$431,044	$370,285
Gross profit (loss)
Electrical Infrastructure	$6,629	$4,991	$11,335	$7,776
Oil Gas & Chemical	8,045	4,936	15,912	9,283
Storage Solutions	7,748	12,689	17,717	23,076
Industrial	(89)	482	(387)	1,056
Total gross profit	$22,333	$23,098	$44,577	$41,191
Operating income (loss)
Electrical Infrastructure	$3,696	$2,492	$6,015	$3,221
Oil Gas & Chemical	3,927	2,410	7,702	3,822
Storage Solutions	1,550	6,547	4,999	10,773
Industrial	(401)	(249)	(2,020)	(6)
Total operating income	$8,772	$11,200	$16,696	$17,810
Segment assets
Electrical Infrastructure	$72,229	$59,919	$72,229	$59,919
Oil Gas & Chemical	76,044	50,479	76,044	50,479
Storage Solutions	163,906	138,550	163,906	138,550
Industrial	14,555	18,904	14,555	18,904
Other	49,340	47,746	49,340	47,746
Total segment assets	$376,074	$315,598	$376,074	$315,598

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
Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of $9.3 million at December 31, 2012 and $8.5 million at June 30, 2012. There were no revenues related to claims included in costs and estimated earnings in excess of billings on uncompleted contracts at December 31, 2012 or June 30, 2012. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.
SME Receivables
The Company continues to pursue collection of certain receivables acquired in connection with the purchase of S.M. Electric Company, Inc. in February 2009. The recorded values at December 31, 2012 include $0.7 million in claim receivables, which represents the Company’s best estimate of the amount to be collected under a claim, and an additional $2.9 million for amounts due under the related contract. Recovering the remaining receivables will require mediation or litigation and the ultimate amount realized may be significantly different than the recorded amounts, which could result in an adjustment to future earnings.
Insurance Reserves
We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, self-insured retentions and coverage limits. We establish reserves for claims using a combination of actuarially determined estimates and management judgment on a case-by-case basis and update our evaluations as further information becomes known. Judgments and assumptions, including the assumed losses for claims incurred but not reported, are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. If actual results of claim settlements are different than the amounts estimated, we may be exposed to gains and losses that could be significant.
Goodwill
The Company has four significant reporting units with goodwill representing 42%, 21%, 14% and 11% of the total goodwill balance. Our most recent annual goodwill impairment test, performed in the fourth quarter of fiscal 2012, indicated that the fair value of these reporting units exceeded their respective carrying values by 46%, 84%, 106% and 40%, respectively. The remaining 12% of total goodwill is allocated over three other reporting units. Based on the excess of estimated fair value over carrying value and the absence of any indicators of impairment at December 31, 2012, the Company does not currently anticipate recording a goodwill impairment charge for any of its operating units.
Recently Issued Accounting Standards
There are no recently issued accounting standards that we believe will have a material affect on our financial statements.

RESULTS OF OPERATIONS
Overview
We operate our business through the following four segments:

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
Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011
Consolidated
Consolidated revenues were $221.4 million for the three months ended December 31, 2012, an increase of $20.4 million, or 10.1%, from consolidated revenues of $201.0 million in the same period in the prior fiscal year. The increase in consolidated revenues was a result of increases in Oil Gas & Chemical and Electrical Infrastructure revenues, which increased $16.9 million and $6.5 million respectively, partially offset by decreases in Storage Solutions and Industrial revenues of $1.9 million and $1.1 million, respectively.
Consolidated gross profit decreased from $23.1 million in the three months ended December 31, 2011 to $22.3 million in the three months ended December 31, 2012. The decrease of $0.8 million was due to lower gross margins which decreased to 10.1% in fiscal 2013 compared to 11.5% a year earlier. Fiscal 2013 gross margins were negatively affected by a $3.3 million charge related to a western Canada aboveground storage tank project. This project is discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Report on Form 10-Q.
Consolidated SG&A expenses were $13.6 million in the three months ended December 31, 2012 compared to $11.9 million in the same period a year earlier. The increase of $1.7 million, or 14.3%, was primarily related to our planned investments in strategic growth areas and related support functions. SG&A expense as a percentage of revenue was 6.1% in the three months ended December 31, 2012 compared to 5.9% in the same period a year earlier.
Net interest expense was $0.2 million in the three months ended December 31, 2012 and December 31, 2011.
There was no other income in the three months ended December 31, 2012. Other income in the three months ended December 31, 2011 was $0.3 million and related primarily to foreign currency transaction gains.
The effective tax rate was 36.5% for the three months ended December 31, 2012 and 38.0% for the three months ended December 31, 2011. The decrease in the effective tax rate was primarily the result of an increase in the estimate of certain tax credits available to the Company, partially offset by the effect of a change in deductibility limitations applying to certain items that have been previously fully deducted.

Electrical Infrastructure
Revenues for the Electrical Infrastructure segment increased $6.5 million, or 14.9%, to $50.1 million in the three months ended December 31, 2012 compared to $43.6 million in the same period a year earlier. The higher revenue was primarily due to an increase in high voltage work related primarily to storm restoration services. Gross margins were 13.2% in the three months ended December 31, 2012 compared to 11.4% in the same period a year earlier. The improvement in gross margins in the second quarter of fiscal 2013 is due to the favorable effect of direct margins from storm restoration work and the improved recovery of overhead costs caused by a higher business volume.
Oil Gas & Chemical
Revenues for the Oil Gas & Chemical segment increased to $66.6 million in the three months ended December 31, 2012 compared to $49.7 million in the same period a year earlier. The increase of $16.9 million, or 34.0%, was primarily due to a higher level of turnaround and capital construction projects due to increased customer spending from existing customers and addition of new customers. Gross margins were 12.1% in the three months ended December 31, 2012 compared to 9.9% in the same period a year earlier. The improvement in gross margins in the second quarter of fiscal 2013 is primarily due to the favorable effect of the improved recovery of overhead costs caused by a higher business volume.
Storage Solutions
Revenues for the Storage Solutions segment decreased to $97.7 million in the three months ended December 31, 2012 compared to $99.6 million in the same period a year earlier. The decrease of $1.9 million was due to lower levels of domestic work associated with customer delays in our aboveground storage tank business largely offset by more work in western Canada. Gross margins decreased from 12.7% in the three months ended December 31, 2011 to 7.9% in the same period in the current year. The lower margins in the current quarter were due to lower direct margins caused by a $3.3 million charge related to a western Canada aboveground storage tank project. This project is discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Report on Form 10-Q, and higher unrecoverable overhead costs.
Industrial
Revenues for the Industrial segment totaled $7.0 million in the three months ended December 31, 2012 compared to $8.1 million in the same period a year earlier. The decrease of $1.1 million, or 13.6%, was primarily due to the timing of projects related to legacy industrial work, partially offset by higher revenues in our mining and minerals and bulk material handling businesses. Gross margins decreased from 6.0% in the three months ended December 31, 2011 to (1.3%) in the same period in the current year. Gross margins in the current quarter were negatively impacted by startup costs related to entry into the bulk material handling and mining and minerals markets.
Six Months Ended Ended December 31, 2012 Compared to the Six Months Ended December 31, 2011
Consolidated
Consolidated revenues were $431.0 million for the six months ended December 31, 2012, an increase of $60.7 million, or 16.4%, from consolidated revenues of $370.3 million in the same period in the prior fiscal year. The increase in consolidated revenues was a result of increases in Oil Gas & Chemical, Electrical Infrastructure and Storage Solutions revenues, which increased $38.2 million, $17.8 million and $7.4 million respectively, partially offset by a decrease of $2.7 million in Industrial revenues.
Consolidated gross profit increased from $41.2 million in the six months ended December 31, 2011 to $44.6 million in the six months ended December 31, 2012. The increase of $3.4 million, or 8.3%, was due to higher revenues which increased by 16.4%, partially offset by lower gross margins which decreased to 10.3% in fiscal 2013 compared to 11.1% a year earlier. Fiscal 2013 results included a $3.0 million charge related to a western Canada aboveground storage tank project. This project is discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Report on Form 10-Q.
Consolidated SG&A expenses were $27.9 million in the six months ended December 31, 2012 compared to $23.4 million in the same period a year earlier. The increase of $4.5 million, or 19.2%, was primarily related to our planned investments in the branding initiative, strategic growth areas and related support functions. The Company also incurred a bad debt charge of $0.7 million in fiscal 2013. SG&A expense as a percentage of revenue was 6.5% in the six months ended December 31, 2012 compared to 6.3% in the same period a year earlier.
Net interest expense was $0.4 million in the six months ended December 31, 2012 and December 31, 2011.

Other income in the six months ended December 31, 2012 was $0.1 million compared to a loss of $0.4 million in the six months ended December 31, 2011. The prior period loss was related to foreign currency transaction losses.
The effective tax rate was 38.2% for the six months ended December 31, 2012 and 38.0% for the six months ended December 31, 2011. The increase in the effective tax rate was due to a change in deductibility limitations applying to certain items that have previously been fully deducted, largely offset by an increase in the estimate of certain tax credits available to the Company.
Electrical Infrastructure
Revenues for the Electrical Infrastructure segment increased $17.8 million, or 27.1%, to $83.4 million in the six months ended December 31, 2012 compared to $65.6 million in the same period a year earlier. The higher revenue was primarily due to an increase in high voltage work related primarily to storm restoration services. Gross margins were 13.6% in the six months ended December 31, 2012 compared to 11.8% in the same period a year earlier. The improvement in gross margins in fiscal 2013 is due to the favorable effect of direct margins from storm restoration work and the improved recovery of overhead costs caused by a higher business volume.
Oil Gas & Chemical
Revenues for the Oil Gas & Chemical segment increased to $133.7 million in the six months ended December 31, 2012 compared to $95.5 million in the same period a year earlier. The increase of $38.2 million, or 40.0%, was primarily due to a higher level of turnaround and capital construction projects due to increased spending from existing customers and addition of new customers. Gross margins were 11.9% in the six months ended December 31, 2012 compared to 9.7% in the same period a year earlier. The improvement in gross margins is primarily due to the favorable effect of the improved recovery of overhead costs caused by a higher business volume.
Storage Solutions
Revenues for the Storage Solutions segment increased to $201.9 million in the six months ended December 31, 2012 compared to $194.5 million in the same period a year earlier. The increase of $7.4 million was due to higher levels of work in Canada in our aboveground storage tank business. Gross margins decreased from 11.9% in the six months ended December 31, 2011 to 8.8% in the same period in the current year. The lower margins for the six months ended December 31, 2012 was due to lower direct margins caused by a $3.0 million charge related to a western Canada aboveground storage tank project. This project is discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Report on Form 10-Q, and higher unrecoverable overhead costs.
Industrial
Revenues for the Industrial segment totaled $12.0 million in the six months ended December 31, 2012 compared to $14.7 million in the same period a year earlier. The decrease of $2.7 million, or 18.4%, was primarily due to the timing of projects related to legacy industrial work, partially offset by higher revenues in our mining and minerals and bulk material handling businesses. Gross margins decreased from 7.2% in the six months ended December 31, 2011 to (3.2%) in the same period in the current year. Gross margins for the six months ended December 31, 2012 were negatively impacted by startup costs related to entry into the bulk material handling and mining and minerals markets.
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

Three Months Ended December 31, 2012

The following table provides a summary of changes in our backlog for the three months ended December 31, 2012:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of September 30, 2012	$135,318	$116,857	$264,908	$17,563	$534,646
Net awards	32,846	65,246	169,818	24,001	291,911
Revenue recognized	(50,123)	(66,635)	(97,645)	(7,033)	(221,436)
Backlog as of December 31, 2012	$118,041	$115,468	$337,081	$34,531	$605,121
Six Months Ended December 31, 2012

The following table provides a summary of changes in our backlog for the six months ended December 31, 2012:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2012	$127,699	$117,862	$236,571	$15,320	$497,452
Net awards	73,735	131,338	302,421	31,219	538,713
Revenue recognized	(83,393)	(133,732)	(201,911)	(12,008)	(431,044)
Backlog as of December 31, 2012	$118,041	$115,468	$337,081	$34,531	$605,121
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

A reconciliation of EBITDA to net income follows:

	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(In thousands)
Net income	$5,436	$7,031	$10,120	$10,540
Interest expense	217	166	400	443
Provision for income taxes	3,124	4,307	6,246	6,458
Depreciation and amortization	2,970	2,912	5,796	5,738
EBITDA	$11,747	$14,416	$22,562	$23,179

FINANCIAL CONDITION AND LIQUIDITY
Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the six months ended December 31, 2012 were cash on hand at the beginning of the year, capacity under our senior revolving credit facility and cash generated from operations. Cash on hand at December 31, 2012 totaled $33.2 million and availability under the senior revolving credit facility totaled $102.1 million resulting in total funding availability of $135.3 million. We expect to fund our operations for the next twelve months through the use of cash generated from operations, existing cash balances and borrowings under our credit facility.
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
Cash Flow in the Six Months Ended December 31, 2012
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities for the six months ended December 31, 2012 totaled $11.0 million. Major components of cash flows from operating activities are as follows:

Net Cash Provided by Operating Activities
(In thousands)

Net income	$10,120
Non-cash expenses	7,944
Deferred income tax	178
Cash effect of changes in operating assets and liabilities	(7,181)
Gain on disposition of property, plant and equipment	(51)
Other	(56)
Net cash provided by operating activities	$10,954
The cash effect of significant changes in operating assets and liabilities include the following:

•
Accounts receivable increased by $43.8 million. The accounts receivable increase is due to a higher level of business and the timing of billings particularly in the Storage Solutions and Electrical Infrastructure segments. The receivable aging categories have not deteriorated and we do not anticipate any unusual collection difficulties.

•
The net change in the combined balance of costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs and estimated earnings caused an increase in operating assets and liabilities and an increase to cash of $29.7 million in the six months ended December 31, 2012. This change was primarily attributable to our project portfolio permitting a higher degree of advanced billings in the first six months of fiscal 2013.

•	Accounts payable increased by $9.8 million. The increase was primarily due to an increase in business activity.
Cash Flows Used For Investing Activities
Investing activities used $20.2 million of cash in the six months ended December 31, 2012. This was due to capital expenditures of $12.0 million and the purchase of certain assets of Pelichem in the amount of $8.3 million as discussed in Note 2 - Acquisition. Capital expenditures included $6.4 million for the purchase of construction equipment, $3.3 million for transportation equipment, $2.2 million for office equipment and software and $0.1 million for land and buildings.
Cash Flows from Financing Activities
Financing activities provided $2.5 million of cash in the six months ended December 31, 2012 primarily due to net cash borrowings of $3.4 million, offset in party by treasury share purchases of $1.1 million. Cash borrowings were Canadian dollar advances under our credit agreement to mitigate foreign exchange rate risks.
Senior Revolving Credit Facility
The Company has a five-year, $125.0 million senior secured revolving credit facility (the “Credit Agreement”) that expires November 7, 2016. Advances under the Credit Agreement may be used for working capital, issuance of letters of credit and other lawful corporate purposes.
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
The Unused Credit Facility Fee is between 0.30% and 0.45% based on the Senior Leverage Ratio.
As noted previously, the Credit Agreement includes a Senior Leverage Ratio covenant which provides that Consolidated Funded Indebtedness may not exceed 2.5 times Consolidated EBITDA, as defined in the agreement, over the previous four quarters. For the four quarters ended December 31, 2012, Consolidated EBITDA was $45.6 million. Accordingly, at December 31, 2012, Consolidated Funded Indebtedness in excess of $114.0 million would have violated the Senior Leverage Ratio covenant. Consolidated Funded Indebtedness at December 31, 2012 was $4.5 million, which includes $3.4 million of outstanding borrowings, and $1.1 million of non-workers compensation related letters of credit.
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
Stock Repurchase Program and Treasury Shares
Treasury Shares
The Company's stock buyback program, which was approved by the Board of Directors on February 4, 2009, was scheduled to expire on December 31, 2012. The program permitted the Company to purchase up to 3,000,000 shares of common stock provided that such purchases do not exceed $25.0 million in any calendar year. Since its inception, the Company has purchased a total of 886,503 shares under the stock buyback program at an average price of $9.17. On November 6, 2012, our Board of Directors approved a two year extension of the stock buyback plan, which will allow the Company to purchase up to 2,113,497 shares through the end of calendar year 2014 if sufficient liquidity exists and we believe that it is in the best interest of the stockholders.
In addition to the stock buyback program, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix withheld 101,271 shares in the first six months of fiscal 2013 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares.
The Company has 1,869,558 treasury shares as of December 31, 2012 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2012.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended December 31, 2012.

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
The table below sets forth the information with respect to purchases made by the Company of its common stock during the second quarter of fiscal year 2013.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2012
Share Repurchase Program (A)	—	—	—	2,113,497
Employee Transactions (B)	23,842	$10.36	—
November 1 to November 30, 2012
Share Repurchase Program (A)	—	—	—	2,113,497
Employee Transactions (B)	25,255	$10.42	—
December 1 to December 31, 2012
Share Repurchase Program (A)	—	—	—	2,113,497
Employee Transactions (B)	18,720	$10.96	—

(A)	Represents shares purchased under our stock buyback program.

(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.
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
Item 5. Other Information
None
Item 6. Exhibits:

Exhibit 10:	Matrix Service Company Long-Term Incentive Award Agreement 2012 Plan

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Exhibit 101.INS:	XBRL Instance Document.

Exhibit 101.SCH:	XBRL Taxonomy Schema Document.

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document.
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date:	February 7, 2013	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer

EXHIBIT INDEX

Exhibit 10:	Matrix Service Company Long-Term Incentive Award Agreement 2012 Plan

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Exhibit 101.INS:	XBRL Instance Document.

Exhibit 101.SCH:	XBRL Taxonomy Schema Document.

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document.