Form 10-Q
period 2013-03-31
MATRIX SERVICE CO
filed 2013-05-09
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2013 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,071,061 shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Revenues	$225,970	$183,899	$657,014	$554,184
Cost of revenues	202,844	164,128	589,311	493,222
Gross profit	23,126	19,771	67,703	60,962
Selling, general and administrative expenses	14,695	12,356	42,576	35,737
Operating income	8,431	7,415	25,127	25,225
Other income (expense):
Interest expense	(205)	(174)	(605)	(617)
Interest income	5	12	25	18
Other	43	(55)	93	(430)
Income before income tax expense	8,274	7,198	24,640	24,196
Provision for federal, state and foreign income taxes	1,753	2,336	7,999	8,794
Net income	$6,521	$4,862	$16,641	$15,402
Basic earnings per common share	$0.25	$0.19	$0.64	$0.59
Diluted earnings per common share	$0.25	$0.19	$0.63	$0.58
Weighted average common shares outstanding:
Basic	26,039	25,723	25,921	25,982
Diluted	26,411	26,079	26,269	26,333
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Net income	$6,521	$4,862	$16,641	$15,402
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(377)	372	(62)	(349)
Comprehensive income	$6,144	$5,234	$16,579	$15,053
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	March 31, 2013	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$50,675	$39,726
Accounts receivable, less allowances (March 31, 2013—$743 and June 30, 2012—$1,201)	131,734	108,034
Costs and estimated earnings in excess of billings on uncompleted contracts	70,559	68,562
Deferred income taxes	5,421	6,024
Inventories	2,905	2,482
Other current assets	3,869	5,688
Total current assets	265,163	230,516
Property, plant and equipment at cost:
Land and buildings	29,338	28,846
Construction equipment	66,354	59,176
Transportation equipment	32,552	25,865
Office equipment and software	17,788	16,892
Construction in progress	8,991	2,910
	155,023	133,689
Accumulated depreciation	(87,070)	(78,814)
	67,953	54,875
Goodwill	30,910	28,675
Other intangible assets	7,970	6,504
Other assets	7,179	2,565
Total assets	$379,175	$323,135

See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	March 31, 2013	June 30, 2012
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$59,497	$48,931
Billings on uncompleted contracts in excess of costs and estimated earnings	49,793	30,293
Accrued wages and benefits	22,182	15,298
Accrued insurance	7,015	6,912
Income taxes payable	581	1,115
Other accrued expenses	4,448	3,414
Total current liabilities	143,516	105,963
Deferred income taxes	5,650	6,075
Total liabilities	149,166	112,038
Commitments and contingencies
Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of March 31, 2013, and June 30, 2012	279	279
Additional paid-in capital	117,676	116,693
Retained earnings	134,060	117,419
Accumulated other comprehensive income	709	771
	252,724	235,162
Less: Treasury stock, at cost—1,822,029 shares as of March 31, 2013, and 2,141,990 shares as of June 30, 2012	(22,715)	(24,065)
Total stockholders’ equity	230,009	211,097
Total liabilities and stockholders’ equity	$379,175	$323,135

See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	March 31, 2013	March 31, 2012
Operating activities:
Net income	$16,641	$15,402
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	9,211	8,668
Deferred income tax	208	119
Gain on sale of property, plant and equipment	(9)	(59)
Allowance for uncollectible accounts	662	(33)
Stock-based compensation expense	2,830	2,655
Other	97	26
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(23,222)	(10,314)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,997)	(14,996)
Inventories	(1,311)	(298)
Other assets	(2,942)	481
Accounts payable	9,037	6,500
Billings on uncompleted contracts in excess of costs and estimated earnings	19,500	(7,223)
Accrued expenses	7,492	(453)
Net cash provided by operating activities	36,197	475
Investing activities:
Acquisition of property, plant and equipment	(16,640)	(9,616)
Acquisition	(8,250)	—
Acquisition related adjustment	—	241
Proceeds from asset sales	171	193
Net cash used by investing activities	$(24,719)	$(9,182)

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	March 31, 2013	March 31, 2012
Financing activities:
Issuances of common stock	$558	$114
Capital lease payments	(39)	(228)
Excess tax benefit of exercised stock options and vesting of deferred shares	42	—
Payment of debt amendment fees	—	(643)
Advances under credit agreement	25,565	4,764
Repayments of advances under credit agreement	(25,565)	(3,007)
Treasury shares purchased by Employee Stock Purchase Plan	35	38
Open market purchase of treasury shares	—	(8,126)
Other treasury share purchases	(1,082)	(487)
Net cash used by financing activities	(486)	(7,575)
Effect of exchange rate changes on cash	(43)	57
Net increase (decrease) in cash and cash equivalents	10,949	(16,225)
Cash and cash equivalents, beginning of period	39,726	59,357
Cash and cash equivalents, end of period	$50,675	$43,132
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$7,404	$9,386
Interest	$457	$357
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$748	$648

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total
Balances, June 30, 2012	$279	$116,693	$117,419	$(24,065)	$771	$211,097
Net income	—	—	16,641	—	—	16,641
Other comprehensive loss	—	—	—	—	(62)	(62)
Exercise of stock options (66,040 shares)	—	(420)	—	978	—	558
Tax effect of exercised stock options and vesting of deferred shares	—	(8)	—	—	—	(8)
Issuance of deferred shares (353,118 shares)	—	(1,415)	—	1,415	—	—
Employee Stock Purchase Plan (3,179 shares)	—	(4)	—	39	—	35
Other treasury share purchases (102,376 shares)	—	—	—	(1,082)	—	(1,082)
Stock-based compensation expense	—	2,830	—	—	—	2,830
Balances, March 31, 2013	$279	$117,676	$134,060	$(22,715)	$709	$230,009
Balances, June 30, 2011	$279	$113,686	$100,231	$(15,961)	$1,436	$199,671
Net income	—	—	15,402	—	—	15,402
Other comprehensive loss	—	—	—	—	(349)	(349)
Exercise of stock options (19,200 shares)	—	64	—	50	—	114
Tax effect of exercised stock options and vesting of deferred shares	—	(143)	—	—	—	(143)
Issuance of deferred shares (172,002 shares)	—	(447)	—	447	—	—
Employee Stock Purchase Plan (3,744 shares)	—	29	—	9	—	38
Open market purchase of treasury shares (886,503 shares)	—	—	—	(8,126)	—	(8,126)
Other treasury share purchases (48,810 shares)	—	—	—	(487)	—	(487)
Stock-based compensation expense	—	2,655	—	—	—	2,655
Balances, March 31, 2012	$279	$115,844	$115,633	$(24,068)	$1,087	$208,775
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting of normal recurring adjustments and other adjustments described herein, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2012, included in the Company’s Annual Report on Form 10-K for the year then ended.
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
The purchase price was allocated to the major categories of assets and liabilities based on their estimated fair value at the acquisition date. The purchase price is expected to be finalized and settled following a final true-up of working capital accounts that is expected to conclude during the fourth fiscal quarter. The following table summarizes the preliminary purchase price allocation of the acquisition which is subject to change as we complete the working capital adjustments:

Current assets	$1,137
Property, plant and equipment	4,292
Tax deductible goodwill	2,237
Other intangible assets	1,853
Total assets acquired	9,519
Current liabilities	108
Net assets acquired	9,411
Accrued acquisition related liability	1,161
Cash paid	$8,250
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

	March 31, 2013	June 30, 2012
	(in thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$920,179	$774,749
Billings on uncompleted contracts	899,413	736,480
	$20,766	$38,269
Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$70,559	$68,562
Billings on uncompleted contracts in excess of costs and estimated earnings	49,793	30,293
	$20,766	$38,269
Progress billings in accounts receivable at March 31, 2013 and June 30, 2012 included retentions to be collected within one year of $19.0 million and $22.3 million, respectively. Contract retentions collectible beyond one year totaled $6.0 million at March 31, 2013 and $1.2 million at June 30, 2012.

SME Receivables
The Company continues to pursue collection of a certain receivable acquired in connection with the purchase of S.M. Electric Company, Inc. in February 2009. The recorded values at March 31, 2013 include $0.7 million in claim receivables, which represents the Company’s best estimate of the amount to be collected under a claim, and an additional $2.9 million for amounts due under the related contract. Recovering the remaining receivables will require mediation or litigation and the ultimate amount realized may be significantly different than the recorded amounts, which could result in a material adjustment to future earnings.
Western Canada Aboveground Storage Tank Project
During the nine months ended March 31, 2013, our results of operations were materially impacted by a $3.1 million charge resulting from a change in estimate for a project to construct aboveground storage tanks in western Canada. The charge was primarily driven by changes in facts and circumstances regarding lower than expected labor productivity and higher than expected direct employee costs. The Company recognized $3.0 million of the charge in the second quarter. Project execution in the third quarter was as expected resulting in a nominal charge of $0.1 million. The change in estimate resulted in a $2.0 million decrease in our net income and a $0.08 decrease in our diluted earnings per common share during the nine months ended March 31, 2013.
Billings on uncompleted contracts in excess of costs and estimated earnings included an accrued loss related to this project of $0.6 million at March 31, 2013. This project was at 81% completion at March 31, 2013 and is expected to be completed in early fiscal 2014.
Legal Settlement
On May 3, 2013, the Company settled a customer dispute in excess of amounts previously accrued resulting in a third quarter charge of $1.0 million. The settlement amount of $1.5 million is expected to be paid in the fourth quarter of fiscal 2013.
Other
The western Canada aboveground storage tank project and legal settlement discussed above are the only change in estimates considered material to our results of operations during the periods presented herein.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Intangible Assets Including Goodwill
Goodwill
The changes in the carrying value of goodwill by segment are as follows:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Goodwill	$29,666	$5,841	$11,071	$7,097	$53,675
Cumulative impairment loss (A)	(17,653)	(3,000)	(922)	(3,425)	(25,000)
Net balance at June 30, 2012	12,013	2,841	10,149	3,672	28,675
Purchase of Pelichem (Note 2)	—	2,237	—	—	2,237
Translation adjustment	—	—	(2)	—	(2)
Net balance at March 31, 2013	$12,013	$5,078	$10,147	$3,672	$30,910

(A)	A $25.0 million impairment charge was recorded in February 2005 as a result of the Company’s operating performance in fiscal 2005.

Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At March 31, 2013
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 15	$2,460	$(711)	$1,749
Customer based	1 to 15	4,250	(458)	3,792
Non-compete agreements	3 to 5	808	(249)	559
Total amortizing intangibles		7,518	(1,418)	6,100
Trade name	Indefinite	1,870	—	1,870
Total intangible assets		$9,388	$(1,418)	$7,970

		At June 30, 2012
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 15	$2,460	$(586)	$1,874
Customer based	1 to 15	2,657	(285)	2,372
Non-compete agreements	3 to 5	547	(159)	388
Total amortizing intangibles		5,664	(1,030)	4,634
Trade name	Indefinite	1,870	—	1,870
Total intangible assets		$7,534	$(1,030)	$6,504

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

The increase in other intangible assets at March 31, 2013 compared to June 30, 2012, is due to the acquisition of certain assets of Pelichem. Specifically, amortizing intangible assets included customer based intangibles with a fair value of $1.6 million and a non-compete agreement with a fair value of $0.3 million. The weighted average amortization periods are anticipated to be 10 and 5 years, respectively. Please refer to Note 2 - Acquisition for additional information.
Amortization expense totaled $0.4 million in the nine months ended March 31, 2013 and $0.3 million in the nine months ended March 31, 2012. Amortization expense is expected to be $0.6 million in fiscal 2013, $0.7 million annually in fiscal years 2014 and 2015, and $0.6 million in fiscal years 2016 and 2017.
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
The Unused Credit Facility Fee is between 0.30% and 0.45% based on the Senior Leverage Ratio.

The Credit Agreement includes a Senior Leverage Ratio covenant which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended March 31, 2013, Consolidated EBITDA, as defined in the Credit Agreement, was $47.3 million. Accordingly, at March 31, 2013, Consolidated Funded Indebtedness in excess of $118.3 million would have violated the Senior Leverage Ratio covenant. Consolidated Funded Indebtedness at March 31, 2013 was $0.7 million.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Availability under the senior credit facility at March 31, 2013 was as follows:

	March 31, 2013	June 30, 2012
	(In thousands)
Senior credit facility	$125,000	$125,000
Capacity constraint due to the Senior Leverage Ratio	6,662	9,662
Capacity under the credit facility	118,338	115,338
Letters of credit	8,274	8,499
Availability under the senior credit facility	$110,064	$106,839
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
Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of $8.2 million at March 31, 2013 and $8.5 million at June 30, 2012. There were no revenues related to claims included in costs and estimated earnings in excess of billings on uncompleted contracts at March 31, 2013 or June 30, 2012. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.

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
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
	(In thousands, except per share data)
Basic EPS:
Net income	$6,521	$4,862	$16,641	$15,402
Weighted average shares outstanding	26,039	25,723	25,921	25,982
Basic EPS	$0.25	$0.19	$0.64	$0.59
Diluted EPS:
Weighted average shares outstanding – basic	26,039	25,723	25,921	25,982
Dilutive stock options	112	91	71	80
Dilutive nonvested deferred shares	260	265	277	271
Diluted weighted average shares	26,411	26,079	26,269	26,333
Diluted EPS	$0.25	$0.19	$0.63	$0.58

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended		Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
	(In thousands)
Stock options	—	275	307	241
Nonvested deferred shares	—	15	1	1
Total antidilutive securities	—	290	308	242

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
The Industrial segment includes work in the mining and minerals industry, bulk material handling, thermal vacuum chambers, fertilizer production facilities, as well as work for clients in other industrial and manufacturing markets.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Results of Operations
(In thousands)

	Three Months Ended		Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Gross revenues
Electrical Infrastructure	$41,709	$37,621	$125,102	$103,261
Oil Gas & Chemical	73,638	55,569	207,370	151,318
Storage Solutions	95,200	88,326	298,801	283,958
Industrial	15,841	3,112	27,849	17,763
Total gross revenues	$226,388	$184,628	$659,122	$556,300
Less: Inter-segment revenues
Electrical Infrastructure	$—	$—	$—	$—
Oil Gas & Chemical	44	—	44	208
Storage Solutions	374	729	2,064	1,908
Industrial	—	—	—	—
Total inter-segment revenues	$418	$729	$2,108	$2,116
Consolidated revenues
Electrical Infrastructure	$41,709	$37,621	$125,102	$103,261
Oil Gas & Chemical	73,594	55,569	207,326	151,110
Storage Solutions	94,826	87,597	296,737	282,050
Industrial	15,841	3,112	27,849	17,763
Total consolidated revenues	$225,970	$183,899	$657,014	$554,184
Gross profit (loss)
Electrical Infrastructure	$4,994	$4,809	$16,329	$12,585
Oil Gas & Chemical	8,016	5,015	23,928	14,298
Storage Solutions	8,828	9,999	26,545	33,075
Industrial	1,288	(52)	901	1,004
Total gross profit	$23,126	$19,771	$67,703	$60,962
Operating income (loss)
Electrical Infrastructure	$2,424	$2,540	$8,439	$5,761
Oil Gas & Chemical	3,285	1,922	10,987	5,744
Storage Solutions	2,447	3,745	7,446	14,518
Industrial	275	(792)	(1,745)	(798)
Total operating income	$8,431	$7,415	$25,127	$25,225
Segment assets
Electrical Infrastructure	$58,640	$53,961	$58,640	$53,961
Oil Gas & Chemical	84,499	63,222	84,499	63,222
Storage Solutions	155,739	131,673	155,739	131,673
Industrial	23,683	13,744	23,683	13,744
Unallocated Corporate assets	56,614	53,176	56,614	53,176
Total segment assets	$379,175	$315,776	$379,175	$315,776

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
Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders of $8.2 million at March 31, 2013 and $8.5 million at June 30, 2012. There were no revenues related to claims included in costs and estimated earnings in excess of billings on uncompleted contracts at March 31, 2013 or June 30, 2012. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.
SME Receivables
The Company continues to pursue collection of certain receivables acquired in connection with the purchase of S.M. Electric Company, Inc. in February 2009. The recorded values at March 31, 2013 include $0.7 million in claim receivables, which represents the Company’s best estimate of the amount to be collected under a claim, and an additional $2.9 million for amounts due under the related contract. Recovering the remaining receivables will require mediation or litigation and the ultimate amount realized may be significantly different than the recorded amounts, which could result in an adjustment to future earnings.
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
Goodwill
The Company has four significant reporting units with goodwill representing 42%, 21%, 14% and 11% of the total goodwill balance. Our most recent annual goodwill impairment test, performed in the fourth quarter of fiscal 2012, indicated that the fair value of these reporting units exceeded their respective carrying values by 46%, 84%, 106% and 40%, respectively. The remaining 12% of total goodwill is allocated over three other reporting units. Based on the excess of estimated fair value over carrying value and the absence of any indicators of impairment at March 31, 2013, the Company does not currently anticipate recording a goodwill impairment charge for any of its operating units.
Other Intangible Assets
Intangible assets that have finite useful lives are amortized by the straight-line method over their useful lives ranging from 1 to 15 years. Intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. Each reporting period, we evaluate the remaining useful lives of intangible assets not being amortized to determine whether facts and circumstances continue to support an indefinite useful life and review both amortizing and non-amortizing intangible assets for impairment indicators.
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

•
The Oil Gas & Chemical segment includes our traditional turnaround activities, plant maintenance services and construction in the downstream petroleum industry. Another key offering is industrial cleaning services, which includes hydroblasting, hydroexcavating, chemical cleaning and vacuum services. We also perform work in the renewable energy, industrial and natural gas, gas processing and compression, and upstream petroleum markets.

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

•
The Industrial segment includes work in the mining and minerals industry, bulk material handling, thermal vacuum chambers, fertilizer production facilities, as well as work for clients in other industrial and manufacturing markets.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012
Consolidated
Consolidated revenues were $226.0 million for the three months ended March 31, 2013, an increase of $42.1 million, or 22.9%, from consolidated revenues of $183.9 million in the same period in the prior fiscal year. The increase in consolidated revenues was a result of increases in all four segments: Oil Gas & Chemical, Industrial, Storage Solutions and Electrical Infrastructure which increased $18.0 million, $12.8 million, $7.2 million and $4.1 million, respectively.
Consolidated gross profit increased to $23.1 million in the three months ended March 31, 2013 from $19.8 million in the three months ended March 31, 2012. The increase of $3.3 million was due to higher revenues offset by lower gross margins which decreased to 10.2% in fiscal 2013 compared to 10.8% a year earlier.
Consolidated SG&A expenses were $14.7 million in the three months ended March 31, 2013 compared to $12.4 million in the same period a year earlier. The increase of $2.3 million, or 18.5%, was primarily related to our planned investments in strategic growth areas and related support functions and a higher business volume. SG&A expense as a percentage of revenue was 6.5% in the three months ended March 31, 2013 compared to 6.7% in the same period a year earlier.
Net interest expense was $0.2 million in the three months ended March 31, 2013 and 2012.
The effective tax rate was 21.2% for the three months ended March 31, 2013 and 32.5% for the three months ended March 31, 2012. The effective tax rate in the three months ended March 31, 2013 was positively impacted by the effect of retroactive tax legislation enacted in the third quarter of fiscal 2013 and a change in estimate related to a certain available tax credit. The March 31, 2012 effective tax rate was positively affected by a change in estimate that was the result of an actual tax deduction exceeding the amount previously estimated. Additionally, in fiscal 2013, certain deduction limitations were applied to items that were fully deducted in fiscal 2012.

Electrical Infrastructure
Revenues for the Electrical Infrastructure segment increased $4.1 million, or 10.9%, to $41.7 million in the three months ended March 31, 2013 compared to $37.6 million in the same period a year earlier. The higher revenue was mainly due to higher transmission and distribution work in the current year. Gross margins were 12.0% in the three months ended March 31, 2013 compared to 12.8% in the same period a year earlier. The decrease in gross margins in the third quarter of fiscal 2013 is due to lower direct margins, partially offset by the improved recovery of overhead costs caused by a higher business volume.
Oil Gas & Chemical
Revenues for the Oil Gas & Chemical segment increased to $73.6 million in the three months ended March 31, 2013 compared to $55.6 million in the same period a year earlier. The increase of $18.0 million, or 32.4%, was primarily due to a higher level of turnaround work and capital construction projects. Gross margins were 10.9% in the three months ended March 31, 2013 compared to 9.0% in the same period a year earlier. The improvement in gross margins in the third quarter of fiscal 2013 is due to higher margins on turnaround and capital construction work and the favorable effect of the improved recovery of overhead costs caused by a higher business volume.
Storage Solutions
Revenues for the Storage Solutions segment increased to $94.8 million in the three months ended March 31, 2013 compared to $87.6 million in the same period a year earlier. The increase of $7.2 million, or 8.2%, was largely due to higher levels of domestic work in our aboveground storage tank business and balance of plant work in storage terminals. Gross margins decreased from 11.4% in the three months ended March 31, 2012 to 9.3% in the same period in the current year. The lower margins in the current year were due to higher unrecovered overhead costs and a legal charge, partially offset by higher direct margins. The legal charge is discussed under the heading "Legal Settlement" included in Note 3 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Report on Form 10-Q.
Industrial
Revenues for the Industrial segment totaled $15.9 million in the three months ended March 31, 2013 compared to $3.1 million in the same period a year earlier. The increase of $12.8 million was primarily due to higher revenues in our mining and minerals business. Gross margins increased from (1.7%) in the three months ended March 31, 2012 to 8.1% in the same period in the current year. The increase in gross margins in the current quarter were due primarily to the improved recovery of overhead costs caused by a higher business volume, partially offset by a $0.4 million project charge.
Nine Months Ended March 31, 2013 Compared to the Nine Months Ended March 31, 2012
Consolidated
Consolidated revenues were $657.0 million for the nine months ended March 31, 2013, an increase of $102.8 million, or 18.5%, from consolidated revenues of $554.2 million in the same period in the prior fiscal year. The increase in consolidated revenues was a result of increases in all four segments: Oil Gas & Chemical, Electrical Infrastructure, Storage Solutions and Industrial which increased $56.2 million, $21.8 million, $14.7 million and $10.1 million, respectively.
Consolidated gross profit increased from $61.0 million in the nine months ended March 31, 2012 to $67.7 million in the nine months ended March 31, 2013. The increase of $6.7 million, or 11.0%, was due to higher revenues, partially offset by lower gross margins which decreased to 10.3% in fiscal 2013 compared to 11.0% a year earlier.
Consolidated SG&A expenses were $42.6 million in the nine months ended March 31, 2013 compared to $35.7 million in the same period a year earlier. The increase of $6.9 million, or 19.3%, was primarily related to our planned investments in the branding initiative, strategic growth areas and related support functions and a higher business volume. The Company also incurred a bad debt charge of $0.7 million in fiscal 2013. SG&A expense as a percentage of revenue was 6.5% in the nine months ended March 31, 2013 compared to 6.4% in the same period a year earlier.
Net interest expense was $0.6 million in the nine months ended March 31, 2013 and 2012.

Other income in the nine months ended March 31, 2013 was $0.1 million compared to a loss of $0.4 million in the nine months ended March 31, 2012. The prior period loss was related to foreign currency transaction losses.
The effective tax rate was 32.5% for the nine months ended March 31, 2013 and 36.3% for the nine months ended March 31, 2012. The current year effective tax rate was positively impacted by the effect of retroactive tax legislation enacted in the third quarter of fiscal 2013 and a change in estimate related to a certain available tax credit. The effective tax rate in the nine months ended March 31, 2012 was positively affected by a change in estimate that was the result of an actual tax deduction exceeding the amount previously estimated. Additionally, the fiscal 2013 rate was negatively impacted by certain deduction limitations applied to items that were fully deducted in fiscal 2012.
Electrical Infrastructure
Revenues for the Electrical Infrastructure segment increased $21.8 million, or 21.1%, to $125.1 million in the nine months ended March 31, 2013 compared to $103.3 million in the same period a year earlier. The higher revenue was primarily due to an increase in high voltage work related primarily to storm restoration services and higher transmission and distribution work in the current year. Gross margins were 13.1% in the nine months ended March 31, 2013 compared to 12.2% in the same period a year earlier. The improvement in gross margins in fiscal 2013 is due to the favorable effect of direct margins from storm restoration work and the improved recovery of overhead costs caused by a higher business volume.
Oil Gas & Chemical
Revenues for the Oil Gas & Chemical segment increased to $207.3 million in the nine months ended March 31, 2013 compared to $151.1 million in the same period a year earlier. The increase of $56.2 million, or 37.2%, was primarily due to a higher level of turnaround work and capital construction projects. Gross margins were 11.5% in the nine months ended March 31, 2013 compared to 9.5% in the same period a year earlier. The improvement in gross margins is primarily due to the favorable effect of the improved recovery of overhead costs caused by a higher business volume and improved project execution.
Storage Solutions
Revenues for the Storage Solutions segment increased to $296.8 million in the nine months ended March 31, 2013 compared to $282.1 million in the same period a year earlier. The increase of $14.7 million, or 5.2%, was primarily due to higher levels of work in Canada in our aboveground storage tank business. Gross margins decreased from 11.7% in the nine months ended March 31, 2012 to 8.9% in the same period in the current year. The lower margins for the nine months ended March 31, 2013 was primarily due to higher unrecovered overhead costs, a legal charge and lower direct margins caused primarily by a $3.1 million project charge. The legal charge is discussed under the heading "Legal Settlement" and the project charge is discussed under the heading "Western Canada Aboveground Storage Tank Project" included in Note 3 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Report on Form 10-Q.
Industrial
Revenues for the Industrial segment totaled $27.9 million in the nine months ended March 31, 2013 compared to $17.8 million in the same period a year earlier. The increase of $10.1 million, or 56.7%, was primarily due to higher revenues in our mining and minerals business. Gross margins decreased from 5.7% in the nine months ended March 31, 2012 to 3.2% in the same period in the current year. Gross margins for the nine months ended March 31, 2013 were negatively impacted by startup costs related to entry into the bulk material handling and mining and minerals markets, and a $0.4 million project charge.
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

Three Months Ended March 31, 2013

The following table provides a summary of changes in our backlog for the three months ended March 31, 2013:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of December 31, 2012	$118,041	$115,468	$337,081	$34,531	$605,121
Net awards	39,702	73,817	82,174	69,505	265,198
Revenue recognized	(41,709)	(73,594)	(94,826)	(15,841)	(225,970)
Backlog as of March 31, 2013	$116,034	$115,691	$324,429	$88,195	$644,349
Nine Months Ended March 31, 2013

The following table provides a summary of changes in our backlog for the nine months ended March 31, 2013:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2012	$127,699	$117,862	$236,571	$15,320	$497,452
Net awards	113,437	205,155	384,595	100,724	803,911
Revenue recognized	(125,102)	(207,326)	(296,737)	(27,849)	(657,014)
Backlog as of March 31, 2013	$116,034	$115,691	$324,429	$88,195	$644,349
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

A reconciliation of EBITDA to net income follows:

	Three Months Ended		Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
	(In thousands)
Net income	$6,521	$4,862	$16,641	$15,402
Interest expense	205	174	605	617
Provision for income taxes	1,753	2,336	7,999	8,794
Depreciation and amortization	3,415	2,930	9,211	8,668
EBITDA	$11,894	$10,302	$34,456	$33,481

FINANCIAL CONDITION AND LIQUIDITY
Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the nine months ended March 31, 2013 were cash on hand at the beginning of the year, capacity under our senior revolving credit facility and cash generated from operations. Cash on hand at March 31, 2013 totaled $50.7 million and availability under the senior revolving credit facility totaled $110.1 million resulting in total funding availability of $160.8 million. We expect to fund our operations for the next twelve months through the use of cash generated from operations, existing cash balances and borrowings under our credit facility.
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
Cash Flow in the Nine Months Ended March 31, 2013
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities for the nine months ended March 31, 2013 totaled $36.2 million. Major components of cash flows from operating activities are as follows:

Net Cash Provided by Operating Activities
(In thousands)

Net income	$16,641
Non-cash expenses	12,850
Deferred income tax	208
Cash effect of changes in operating assets and liabilities	6,557
Gain on disposition of property, plant and equipment	(9)
Other	(50)
Net cash provided by operating activities	$36,197
The cash effect of significant changes in operating assets and liabilities include the following:

•
Accounts receivable increased by $23.2 million. The accounts receivable increase is due to a higher business volume and the timing of billings particularly in the Electrical Infrastructure and Industrial segments. The receivable aging categories have not deteriorated and we do not anticipate any unusual collection difficulties.

•
The net change in the combined balance of costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs and estimated earnings caused an increase to cash of $17.5 million in the nine months ended March 31, 2013. This change was primarily attributable to our project portfolio permitting a higher degree of advanced billings in the first nine months of fiscal 2013.

•	Accounts payable increased by $9.0 million. The increase was primarily due to an increase in business activity.

•
Accrued expenses increased by $7.5 million. The increase was primarily due to higher accrued employee related expenses. The increase is primarily the result of growth in the business and the timing of payments of health benefit expenses.

Cash Flows Used for Investing Activities
Investing activities used $24.7 million of cash in the nine months ended March 31, 2013. This was due to capital expenditures of $16.6 million and the purchase of certain assets of Pelichem in the amount of $8.3 million as discussed in Note 2 - Acquisition, partially offset by proceeds from asset dispositions of $0.2 million. Capital expenditures included $8.9 million for the purchase of construction equipment, $4.7 million for transportation equipment, $2.9 million for office equipment and software and $0.1 million for land and buildings.
Cash Flows Used for Financing Activities
Financing activities used $0.5 million of cash in the nine months ended March 31, 2013 primarily due to treasury share purchases of $1.1 million, offset in part by stock issuances of $0.6 million. We have no outstanding cash borrowings at March 31, 2013. Cash borrowings during the first nine months of fiscal 2013 were Canadian dollar advances under our credit agreement to mitigate foreign exchange rate risks.
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
The Unused Credit Facility Fee is between 0.30% and 0.45% based on the Senior Leverage Ratio.
As noted previously, the Credit Agreement includes a Senior Leverage Ratio covenant which provides that Consolidated Funded Indebtedness may not exceed 2.5 times Consolidated EBITDA, as defined in the agreement, over the previous four quarters. For the four quarters ended March 31, 2013, Consolidated EBITDA was $47.3 million. Accordingly, at March 31, 2013, Consolidated Funded Indebtedness in excess of $118.3 million would have violated the Senior Leverage Ratio covenant. Consolidated Funded Indebtedness at March 31, 2013 was $0.7 million.
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
Stock Repurchase Program and Treasury Shares
Treasury Shares
The Company's stock buyback program, which was approved by the Board of Directors on February 4, 2009, was scheduled to expire on December 31, 2012. The program permitted the Company to purchase up to 3,000,000 shares of common stock provided that such purchases do not exceed $25.0 million in any calendar year. Since its inception, the Company has purchased a total of 886,503 shares under the stock buyback program at an average price of $9.17. On November 6, 2012, our Board of Directors approved a two year extension of the stock buyback plan, which allows the Company to purchase up to 2,113,497 shares through the end of calendar year 2014 if sufficient liquidity exists and we believe that it is in the best interest of the stockholders.
In addition to the stock buyback program, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix withheld 102,376 shares in the first nine months of fiscal 2013 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares.
The Company has 1,822,029 treasury shares as of March 31, 2013 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2013.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended March 31, 2013.

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
The table below sets forth the information with respect to purchases made by the Company of its common stock during the third quarter of fiscal year 2013.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2013
Share Repurchase Program (A)	—	—	—	2,113,497
Employee Transactions (B)	348	$12.55	—
February 1 to February 28, 2013
Share Repurchase Program (A)	—	—	—	2,113,497
Employee Transactions (B)	757	$15.94	—
March 1 to March 31, 2013
Share Repurchase Program (A)	—	—	—	2,113,497
Employee Transactions (B)	—	$—	—

(A)	Represents shares purchased under our stock buyback program.

(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.
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

MATRIX SERVICE COMPANY

Date:	May 9, 2013	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer

EXHIBIT INDEX

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Exhibit 101.INS:	XBRL Instance Document.

Exhibit 101.SCH:	XBRL Taxonomy Schema Document.

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document.