Form 10-K
period 2013-06-30
MATRIX SERVICE CO
filed 2013-09-06
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2013
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
Large accelerated filer  ☐            Accelerated filer  ☑            Non-accelerated filer  ☐            Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $296 million.
The number of shares of the registrant’s common stock outstanding as of September 3, 2013 was 26,111,758 shares.
Documents Incorporated by Reference
Certain sections of the registrant’s definitive proxy statement relating to the registrant’s 2013 annual meeting of stockholders, which definitive proxy statement will be filed within 120 days of the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

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
BACKGROUND
The Company began operations in 1984 as an Oklahoma corporation under the name of Matrix Service. In 1989, we incorporated in the State of Delaware under the name of Matrix Service Company. We provide engineering, fabrication, infrastructure, construction, and maintenance services primarily to the oil, gas, power, petrochemical, industrial, mining and minerals markets. We maintain regional offices throughout the United States and Canada, and operate through union and merit subsidiaries.
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

WEBSITE ACCESS TO REPORTS
Our public website is matrixservicecompany.com. We make available free of charge through the "Investor Relations" section of our website our annual reports to stockholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Any materials we file with or furnish to the SEC is also maintained on the SEC website (sec.gov).
The information contained on our website, or available by hyperlink from our website, is not incorporated into this Form 10-K or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included on our website in the "Investor Relations" section. We also intend to use social media channels as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. We encourage investors, the media, and others interested in Matrix to review the information posted on the company Facebook site (facebook.com/matrixservicecompany), the company linkedin account (linkedin.com/company/matrix-service-company) and the company twitter account (twitter.com/matrixserviceco). Investors, the media or other interested parties can subscribe to the twitter feed at the address listed above. Any updates to the list of social media channels Matrix will use to announce material information will be posted on the "Investor Relations" page of the company's website at matrixservicecompany.com. Accordingly, investors should monitor such portions of our website and social media channels, in addition to following our press releases, SEC filings and public conference calls and webcasts.
OPERATING SEGMENTS
We operate our business through four reportable segments: Electrical Infrastructure, Oil Gas & Chemical, Storage Solutions, and Industrial.
The Electrical Infrastructure segment primarily encompasses high voltage services to investor owned utilities including construction of new substations, upgrades of existing substations, short-run transmission line installations, distribution upgrades and maintenance, and storm restoration services. We also provide construction and maintenance services to a variety of power generation facilities such as combined cycle plants, coal fired power stations, and renewable energy installations.
The Oil Gas & Chemical segment includes our traditional turnaround activities, plant maintenance services and construction in the downstream petroleum industry. Another key offering is industrial cleaning services, which include hydroblasting, hydroexcavating, chemical cleaning and vacuum services. We also perform work in the industrial and natural gas, gas processing and compression, and upstream petroleum markets.
The Storage Solutions segment includes new construction of crude and refined products aboveground storage tanks, as well as planned and emergency maintenance services. Also included in the Storage Solutions segment is work related to specialty storage tanks including liquefied natural gas (“LNG”), liquid nitrogen/liquid oxygen (“LIN/LOX”), liquid petroleum (“LPG”) tanks and other specialty vessels including spheres. Finally, the Storage Solutions segment includes balance of plant work in storage terminals and tank farms.
The Industrial segment includes work in the mining and minerals industry, bulk material handling, fertilizer production facilities, as well as work for clients in other industrial and manufacturing markets.
OTHER BUSINESS MATTERS
Customers and Marketing
The Company provided services to approximately 500 customers in fiscal 2013. One customer, Enbridge, accounted for $95.5 million, or 10.7% of our consolidated revenue, all of which was in the Storage Solutions segment.  The loss of this major customer or other significant customers could have a material adverse effect on the Company; however, we are not dependent on any single contract or customer on an on-going basis.
Matrix markets its services and products primarily through its marketing and business development personnel, senior professional staff and its operating management. We competitively bid most of our projects; however, we have a number of preferred provider relationships with customers who award us work through long-term agreements. Our projects have durations ranging from a few days to over a year.

Segment Financial Information
Financial information for our operating segments is provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 13—Segment Information of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Competition
Our industry is highly fragmented and intensely competitive. We compete with local, regional, national and international contractors and service providers. Competitors vary with the markets we serve with few competitors competing in all of the markets we serve or in all of the services we provide. Contracts are generally awarded based on price, schedule, reputation for quality, customer satisfaction, and safety record and programs.
Backlog
We define backlog as the total dollar amount of revenues that we expect to recognize as a result of performing work that has been awarded to us through a signed contract, notice to proceed or other type of assurance that we consider firm. The following arrangements are considered firm:

•	fixed-price awards;

•	minimum customer commitments on cost plus arrangements; and

•	certain time and material arrangements in which the estimated value is firm or can be estimated with a reasonable amount of certainty in both timing and amount.
For long-term maintenance contracts, we include only the amounts that we expect to recognize as revenue over the next 12 months. For all other arrangements, we calculate backlog as the estimated contract amount less revenues recognized as of the reporting date.
The following table provides a summary of changes in our backlog in fiscal 2013:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2012	$127,699	$117,862	$236,571	$15,320	$497,452
Net awards	147,025	276,124	476,348	122,362	1,021,859
Revenue recognized	(171,204)	(273,848)	(393,201)	(54,321)	(892,574)
Backlog as of June 30, 2013	$103,520	$120,138	$319,718	$83,361	$626,737
Seasonality
Turnarounds and planned outages at customer facilities are typically scheduled in the spring and the fall when the demand for energy is lower. Quarterly operating results can exhibit seasonal fluctuations, especially in our Oil Gas & Chemical segment, for a variety of reasons. Also, we typically see a lower level of operating activity relating to construction projects during the winter months and early in the calendar year because many of our customers’ capital budgets have not been finalized. Our business can also be affected, both positively and negatively, by seasonal factors such as energy demand or weather conditions including hurricanes, snowstorms, and abnormally low or high temperatures. Accordingly, results for any interim period may not necessarily be indicative of future operating results.
Material Sources and Availability
Steel plate and steel pipe are key materials used by the Company. Supplies of these materials are available throughout the United States and globally from numerous sources. We anticipate that adequate amounts of these materials will be available in the foreseeable future. However, the price, quantity, and the delivery schedules of these materials could change rapidly due to various factors, including producer capacity, the level of imports, worldwide demand, tariffs on imported steel and other market conditions.

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
Matrix maintains a performance and payment bonding line sufficient to support the business. The Company generally requires its subcontractors to indemnify the Company and the Company’s customer and name the Company as an additional insured for activities arising out of the subcontractors’ work. We also require certain subcontractors to provide additional insurance policies, including surety bonds in favor of the Company, to secure the subcontractors’ work. There can be no assurance that our insurance and the additional insurance coverage provided by our subcontractors will fully protect us against a valid claim or loss under the contracts with our customers.
Employees
As of June 30, 2013, the Company had 3,587 employees of which 612 were employed in non-field positions and 2,975 were employed in field or shop positions. The number of employees varies significantly throughout the year because of the number, type and size of projects we have in progress at any particular time.
The Company’s subsidiaries include both merit and union companies. The union businesses operate under collective bargaining agreements with various unions representing different groups of our employees. Union agreements provide union employees with benefits including health and welfare, pension, training programs and competitive compensation plans. We have not experienced any strikes or work stoppages in recent years. We maintain health and welfare, retirement and training programs for our merit employees and administrative personnel.
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
While we believe that continued product development and the protection of our intellectual property is important to our business, we do not believe that these patents or licensed technologies are essential to our success.
Regulation
Health and Safety Regulations
Our operations are subject to regulation by the United States Occupational Safety and Health Administration (“OSHA”) and Mine Safety and Health Administration (“MSHA”), and to regulation under state laws and by the Canadian Workers’ Compensation Board and its Workplace Health, Safety and Compensation Commission. Regulations promulgated by these agencies require employers and independent contractors to implement work practices, medical surveillance systems and personnel protection programs to protect employees from workplace hazards and exposure to hazardous chemicals and materials. In recognition of the potential for accidents within various scopes of work, these agencies have enacted strict and comprehensive safety regulations. The Company has established comprehensive programs for complying with health and safety regulations to protect the safety of its workers, subcontractors and customers. While the Company believes that it operates safely and prudently, there can be no assurance that accidents will not occur or that the Company will not incur substantial liability in connection with the operation of its businesses. In order to minimize the financial exposure resulting from potential accidents associated with the Company's work, the Company maintains liability insurance to limit losses that could result from our work.
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
In order to limit costs incurred as a result of environmental exposure, the Company maintains contractor’s pollution liability insurance that covers liability that may be incurred as a result of accidental releases of hazardous materials.
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
Risk Factors Related to Our Business
Unsatisfactory safety performance may subject us to penalties, affect customer relationships, result in higher operating costs, negatively impact employee morale and result in higher employee turnover.
Workplace safety is important to the Company, our employees, and our customers. As a result, we provide comprehensive safety programs and training for all employees throughout our organization. While we focus on protecting people and property, our work is performed at construction sites and in industrial facilities and our workers are subject to the normal hazards associated with providing services at these locations. Even with proper safety precautions, these hazards can lead to personal injury, loss of life, damage to or destruction of property, plant and equipment, and environmental damage. We are intensely focused on maintaining a strong safety environment and reducing the risk of accidents to the lowest possible level.
Although we have taken what we believe are appropriate precautions to adequately train and equip our employees, we have experienced serious accidents, including fatalities, in the past and may experience additional accidents in the future. Serious accidents may subject us to penalties, civil litigation or criminal prosecution. Claims for damages to persons, including claims for bodily injury or loss of life, could result in costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows. Poor safety performance could also jeopardize our relationships with our customers.
Demand for our products and services is cyclical and is vulnerable to the level of capital and maintenance spending of our customers and to downturns in the industries and markets we serve, as well as conditions in the general economy.
The demand for our products and services depends upon the existence of construction and maintenance projects in the downstream petroleum, power and other heavy industries in the United States and Canada. Therefore, it is likely that our business will continue to be cyclical in nature and vulnerable to general downturns in the United States, Canadian and world economies and changes in commodity prices, which could adversely affect the demand for our products and services.
The availability of engineering and construction projects is dependent upon economic conditions in the oil, gas, and power industries, specifically, the level of capital expenditures on energy infrastructure. A prolonged period of sluggish economic conditions in North America has had and may continue to have an adverse impact on the level of capital expenditures of our customers and/or their ability to finance these expenditures. Our failure to obtain projects, the delay of project awards, the cancellation of projects or delays in the execution of contracts may result in under-utilization of our resources, which could adversely impact our revenue, operating results and cash flow. There are numerous factors beyond our control that influence the level of maintenance and capital expenditures of our customers, including:

•	current or projected commodity prices, including oil, gas, power and mineral prices;

•	refining margins;

•	the demand for oil, gas and electricity;

•	the ability of oil, gas and power companies to generate, access and deploy capital;

•	exploration, production and transportation costs;

•	tax incentives, including those for alternative energy projects;

•	regulatory restraints on the rates that power companies may charge their customers; and

•	local, national and international political and economic conditions.
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
The uncertainty associated with the timing of contract awards may reduce our short-term profitability as we balance our current capacity with expectations of future contract awards. If an expected contract award is delayed or not received, we could incur costs to maintain an idle workforce that may have a material adverse effect on our results of operations. Alternatively, we may decide that our long-term interests are best served by reducing our workforce and incurring increased costs associated with severance and termination benefits, which also could have a material adverse effect on our results of operations in the period incurred. Reducing our workforce could also impact our results of operations if we are unable to adequately staff projects that are awarded subsequent to a workforce reduction.
There are integration and consolidation risks associated with our acquisition strategy. Future acquisitions may result in significant transaction expenses, and unexpected liabilities and risks associated with entering new markets. We may also be unable to profitably integrate and operate these businesses.
We may lack sufficient management, financial and other resources to successfully integrate future acquisitions, including acquisitions in markets where we have not previously operated. Any future acquisitions may result in significant transaction expenses, unexpected liabilities and other risks in addition to the integration and consolidation risks.
If we make any future acquisitions, we will likely assume liabilities of the acquired business or have exposure to contingent liabilities that may not be adequately covered by insurance or indemnification, if any, from the former owners of the acquired business. These potential liabilities could have a material adverse effect on our business.
We may need to raise additional capital in the future for working capital, capital expenditures and/or acquisitions, and we may not be able to do so on favorable terms or at all, which would impair our ability to operate our business or achieve our strategic plan.
To the extent that cash flow from operations, together with available borrowings under our credit facility, are insufficient to make future investments, acquisitions or provide needed working capital, we may require additional financing from other sources. Our ability to obtain such additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges.
We face substantial competition in each of our business segments, which may have a material adverse effect on our business.
We face competition in all areas of our business from regional, national and international competitors. Our competitors range from small, family-owned businesses to well-established, well-financed entities, both privately and publicly held, including many major equipment manufacturers, large engineering and construction companies and specialty contractors. We compete primarily on the basis of price, customer satisfaction, safety performance and programs, quality of our products and services, and schedule. As a result, an increase in the level of competition in one or more markets may result in lower operating margins than we have recently experienced.
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
A significant amount of our work is performed under fixed price contracts. Under fixed-price contracts, we agree to perform the contract for a fixed-price and, as a result, can improve our expected profit by superior execution, productivity, workplace safety and other factors resulting in cost savings. However, we could incur cost overruns above the approved contract price, which may not be recoverable. Under certain incentive fixed-price contracts, we may agree to share with a customer a portion of any savings we generate while the customer agrees to bear a portion of any increased costs we may incur up to a negotiated ceiling. To the extent costs exceed the negotiated ceiling price, we may be required to absorb some or all of the cost overruns.
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
A failure to obtain adequate compensation for these matters could require us to record in the current period an adjustment to revenue and profit recognized in prior periods under the percentage-of-completion accounting method. Any such adjustments, if substantial, could have a material adverse effect on our results of operations and financial condition, particularly for the period in which such adjustments are made. We can provide no assurance that we will be successful in obtaining, through negotiation, arbitration, litigation or otherwise, approved change orders in an amount adequate to compensate us for our additional work or expenses.

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
The extent to which we utilize our workforce affects our profitability. If we under utilize our workforce, our project gross margins and overall profitability suffer in the short-term. If we over utilize our workforce, we may negatively impact safety, employee satisfaction and project execution, which could result in a decline of future project awards. The utilization of our workforce is impacted by numerous factors including:

•	our estimate of the headcount requirements for various operating units based upon our forecast of the demand for our products and services;

•	our ability to maintain our talent base and manage attrition;

•	productivity;

•	our ability to schedule our portfolio of projects to efficiently utilize our employees and minimize downtime between project assignments; and

•	our need to invest time and resources into functions such as training, business development, employee recruiting, and sales that are not chargeable to customer projects.
Our use of percentage-of-completion accounting for fixed-price contracts and our reporting of profits for cost-plus contracts prior to contract completion could result in a reduction or elimination of previously reported profits.
Our revenues are recognized using the percentage-of-completion method of accounting. Under percentage-of-completion accounting, contract revenues and earnings are recognized ratably over the contract term based on the proportion of actual costs incurred to total estimated costs. In addition, some contracts contain penalty provisions for failure to achieve certain milestones, schedules or performance standards. We review our estimates of contract revenues, costs and profitability on a monthly basis. As a result, we may adjust our estimates on one or more occasions as a result of changes in cost estimates, change orders to the original contract, or claims against the customer for increased costs incurred by us due to customer-induced delays and other factors.
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
An inability to attract and retain qualified personnel, and in particular, engineers, project managers, linemen and skilled craft workers, could impact our ability to perform on our contracts, which could harm our business and impair our future revenues and profitability.
Our ability to attract and retain qualified engineers, project managers, linemen, skilled craftsmen and other experienced professionals in accordance with our needs is an important factor in our ability to maintain profitability and grow our business. The market for these professionals is competitive, particularly during periods of economic growth when the supply is limited. We cannot provide any assurance that we will be successful in our efforts to retain or attract qualified personnel when needed. Therefore, when we anticipate or experience growing demand for our services, we may incur additional cost to maintain a professional staff in excess of our current contract needs in an effort to have sufficient qualified personnel available to address this anticipated demand. If we do incur additional compensation and benefit costs, our customer contracts may not allow us to pass through these costs.
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
Some of our employees are represented by labor unions. The Company has in excess of 50 collective bargaining agreements with various labor unions. The most significant agreements include the following:

Trade	Local #	Location	Expires
Boilermaker	28	Bayonne, N.J.	12/31/2013
Boilermaker	13	Philadelphia, PA.	12/31/2015
Electrician	351	Winslow, N.J.	09/30/2013
Boilermaker—NTD	All	National	10/31/2013
Electrician	102	Parsippany, N.J.	06/01/2014
Electrician	164	Paramus, N.J.	05/31/2014
The Company is also working under a number of other collective bargaining agreements that cover a smaller number of employees. These agreements expire within the next five years. For those agreements with upcoming expiration dates, the Company is currently negotiating renewals and expects that the renewals will be successfully completed. To date, the Company has not experienced any work stoppages or other significant labor problems in connection with its collective bargaining agreements. A lengthy strike or other work stoppage on any of our projects could have a material adverse effect on our business and results of operations due to an inability to complete contracted projects in a timely manner. From time to time, we have also experienced attempts to unionize certain of our merit employees. While these efforts have only achieved limited success to date, we cannot provide any assurance that we will not experience additional and more successful union activity in the future.
We contribute to multiemployer plans that could result in liabilities to us if those plans are terminated or if we withdraw from those plans.
We contribute to several multiemployer pension plans for employees covered by collective bargaining agreements. These plans are not administered by us and contributions are determined in accordance with provisions of negotiated labor contracts. The Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multiemployer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. If we terminate or withdraw from a multiemployer pension plan, we could be required to make significant cash contributions to fund that plan's unfunded vested benefit, which could materially and adversely affect our financial condition and results of operations; however, we are not currently able to determine the net assets and actuarial present value of the multiemployer pension plans’ unfunded vested benefits allocable to us, if any, and we are not presently aware of the amounts, if any, for which we may be contingently liable if we were to withdraw from any of these plans. In addition, if the funding level of any of these multiemployer plans becomes classified as “critical status” under the Pension Protection Act of 2006, we could be required to make significant additional contributions to those plans.
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
We are currently a defendant in legal proceedings arising from the operation of our business, and it is reasonable to expect that we would be named in future actions. Many of the actions against us arise out of the normal course of performing services on project sites, and include workers’ compensation claims, personal injury claims and contract disputes with our customers. From time to time, we are also named as a defendant for actions involving the violation of federal and state labor laws related to employment practices, wages and benefits. We also are, and are likely to continue to be, a plaintiff in legal proceedings against customers seeking to recover payment of contractual amounts due to us as well as claims for increased costs incurred by us resulting from, among other things, services performed by us at the request of a customer that are in excess of original project scope that are later disputed by the customer and customer-caused delays in our contract performance.
We maintain insurance against operating hazards in amounts that we believe are customary in our industry. However, our insurance policies include deductibles and certain coverage exclusions, so we cannot provide assurance that we are adequately insured against all of the risks associated with the conduct of our business. A successful claim brought against us in excess of, or outside of, our insurance coverage could have a material adverse effect on our financial condition, results of operations, cash flows and liquidity.

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
We rely on various software systems to conduct our critical operating and administrative functions.  We depend on our software vendors to provide long-term software maintenance support for our information systems.  Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems, in which case we may need to abandon one or more of our current information systems and migrate some or all of our project management, human resources, estimating, accounting and financial information to other systems, thus increasing our operational expense as well as disrupting the management of our business operations.
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
We recorded an intangible asset impairment charge of $0.3 million in fiscal 2013 related to an acquisition. Earnings for future periods may be affected by additional impairment charges.
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
Our credit facility contains covenants that restrict or limit our ability to incur additional debt, acquire or dispose of assets, repurchase equity, or make certain distributions, including dividends. In addition, our credit facility requires that we comply with a number of financial covenants. These covenants and restrictions may impact our ability to effectively execute operating and strategic plans and our operating performance may not be sufficient to comply with the required covenants.

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
The market price of our common stock may change significantly in response to various factors and events beyond our control, including the following:

•	the risk factors described in this Item 1A;

•	general conditions in our customers’ industries;

•	general conditions in the security markets.

•	the significant concentration of ownership of our common stock in the hands of a small number of institutional investors;

•	a shortfall in operating revenue or net income from that expected by securities analysts and investors; and

•	changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry.
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
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
The principal properties of Matrix Service Company are as follows:

Location	Description of Facility	Segment	Interest
Tulsa, Oklahoma	Corporate headquarters and regional office	Corporate, Storage Solutions	Leased
Alton, Illinois	Regional office and warehouse	Oil Gas & Chemical	Leased
Bellingham, Washington	Regional office and warehouse	Oil Gas & Chemical, Storage Solutions, Industrial	Owned
Benicia, California	Regional office and warehouse	Storage Solutions	Leased
Catoosa, Oklahoma	Fabrication facility, regional offices and warehouse	Oil Gas & Chemical, Storage Solutions, Industrial	Owned (1)
Eddystone, Pennsylvania	Regional office, fabrication facility and warehouse	Electrical Infrastructure, Oil Gas & Chemical, Storage Solutions, Industrial	Leased
Gonzales, Louisiana	Regional office	Oil Gas & Chemical	Leased
Houston, Texas	Regional offices and warehouse	Oil Gas & Chemical, Storage Solutions	Leased & Owned
Jamestown, Wyoming	Regional office	Industrial	Leased
Las Vegas, Nevada	Regional office and warehouse	Electrical Infrastructure	Leased
Norwich, Connecticut	Regional office and warehouse	Electrical Infrastructure	Leased
Parsippany, New Jersey	Regional office	Industrial	Leased
Orange, California	Fabrication facility, regional office and warehouse	Oil Gas & Chemical, Storage Solutions, Industrial	Owned
Rahway, New Jersey	Regional office and warehouse	Electrical Infrastructure, Oil Gas & Chemical, Storage Solutions, Industrial	Leased
Reserve, Louisiana	Regional office and warehouse	Oil Gas & Chemical	Leased
Sandy, Utah	Regional office and warehouse	Industrial	Leased
Sewickley, Pennsylvania	Regional office	Oil Gas & Chemical, Storage Solutions, Industrial	Leased
Temperance, Michigan	Regional office and warehouse	Storage Solutions	Owned
Tucson, Arizona	Regional office and warehouse	Industrial	Leased
Calgary, Alberta, Canada	Sales office	Storage Solutions	Leased
Leduc, Alberta, Canada	Regional office and warehouse	Storage Solutions	Leased
Saint John, New Brunswick, Canada	Regional office	Storage Solutions	Leased
Sarnia, Ontario, Canada	Regional office and warehouse	Storage Solutions	Owned

(1)	Facilities were constructed by the Company on land acquired through a ground lease with renewal options extending until 2042.

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
Item 4. Mine Safety Disclosures
Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") requires domestic mine operators to disclose violations and orders issued under the Federal Mine Safety and Health Act of 1977 (the "Mine Act") by the federal Mine Safety and Health Administration. We do not act as owner of any mines, but as a result of our performing services or construction at mine sites as an independent contractor, we may be considered an "operator" within the meaning of the Mine Act.
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
Our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “MTRX”. The following table sets forth the high and low sale prices for our common stock as reported by NASDAQ for the periods indicated:

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
First quarter	$11.88	$10.10	$14.52	$8.05
Second quarter	11.74	10.09	11.40	7.66
Third quarter	17.00	11.64	14.91	9.57
Fourth quarter	17.62	14.01	14.00	9.77
As of August 30, 2013, there were 27 holders of record of our common stock. The number of beneficial owners of our common stock is substantially greater than the number of holders of record.
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
Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases made by the Company of its common stock during the fourth quarter of the fiscal year ended June 30, 2013.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2013
Share Repurchase Program (A)	—	—	—	2,113,497
Employee Transactions (B)	—	—	—
May 1 to May 31, 2013
Share Repurchase Program (A)	—	—	—	2,113,497
Employee Transactions (B)	4,968	$16.16	—
June 1 to June 30, 2013
Share Repurchase Program (A)	—	—	—	2,113,497
Employee Transactions (B)	—	—	—

(A)	Represents shares purchased under our stock buyback program approved by the Company's Board of Directors on November 6, 2012. The plan expires on December 31, 2014.

(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

Item 6. Selected Financial Data
Selected Financial Data
(In thousands, except percentages and per share data)

	Twelve Months Ended					One Month Ended
	June 30, 2013	June 30, 2012	June 30, 2011	June 30, 2010	May 31, 2009	June 30, 2009(1)
Revenues	$892,574	$739,046	$627,052	$550,814	$689,720	$45,825
Gross profit	94,702	79,618	74,914	52,922	94,323	5,149
Gross margin	10.6%	10.8%	11.9%	9.6%	13.7%	11.2%
Selling, general and administrative expenses	57,988	47,983	44,014	45,169	47,006	3,570
Operating income	36,714	31,635	30,900	7,753	47,317	1,579
Net income	24,008	17,188	18,982	4,876	30,589	994
Earnings per share - basic	0.92	0.66	0.72	0.19	1.17	0.04
Earnings per share-diluted	0.91	0.65	0.71	0.18	1.16	0.04
Working capital	131,908	124,553	115,374	95,740	82,460	82,948
Total assets	409,978	323,135	306,436	284,808	303,451	299,961
Long-term debt	—	—	—	259	850	777
Capital expenditures	23,231	13,534	10,416	5,302	9,983	348
Cash flows provided by operations	57,084	2,941	22,749	4,399	38,624	18,906
Backlog	626,737	497,452	405,118	353,216	401,073	392,097

(1)
On July 30, 2009, the Company’s Board of Directors approved a change in the Company’s fiscal year end from May 31 to June 30, beginning July 1, 2009. As a result of the change, the Company had a transition period for the one month ended June 30, 2009.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management judgments and estimates including, in certain circumstances, choices between acceptable GAAP alternatives. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. Note 1- Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part II, Item 8 - Financial Statements and Supplementary Data in this Annual Report on Form 10-K, contains a comprehensive summary of our significant accounting policies. The following is a discussion of our most critical accounting policies, estimates, judgments and uncertainties that are inherent in our application of GAAP.
CRITICAL ACCOUNTING ESTIMATES
Revenue Recognition
Matrix records profits on fixed-price contracts on a percentage-of-completion basis, primarily based on costs incurred to date compared to the total estimated cost. The Company records revenue on cost-plus and time-and-material contracts on a proportional performance basis as costs are incurred. Contracts in process are valued at cost plus accrued profits less billings on uncompleted contracts. Contracts are generally considered substantially complete when field construction is completed. The elapsed time from award of a contract to completion of performance may be in excess of one year. Matrix includes pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs, when Matrix determines that it is responsible for the procurement and management of such cost components.
Matrix has numerous contracts that are in various stages of completion, which require estimates to determine the appropriate cost and revenue recognition. The Company has a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs, and accordingly, does not believe significant fluctuations are likely to materialize. However, current estimates may be revised as additional information becomes available. If estimates of costs to complete fixed-price contracts indicate a loss, a provision is made through a contract write-down for the total loss anticipated. A number of our contracts contain various cost and performance incentives and penalties that impact the earnings we realize from our contracts. Adjustments related to these incentives and penalties are recorded in the period on a percentage of completion basis when estimable and probable.
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
Change Orders and Claims
Change orders are modifications of an original contract that effectively change the existing provisions of the contract. Change orders may include changes in specifications or designs, manner of performance, facilities, equipment, materials, sites and period of completion of the work. Matrix or our clients may initiate change orders. The client's agreement to the terms of change orders is, in many cases, reached prior to work commencing; however, sometimes circumstances require that work progress prior to obtaining client agreement. Costs related to change orders are recognized as incurred. Revenues attributable to change orders that are unapproved as to price or scope are recognized to the extent that costs have been incurred if the amounts can be reliably estimated and their realization is probable. Revenues in excess of the costs attributable to change orders that are unapproved as to price or scope are recognized only when realization is assured beyond a reasonable doubt. Change orders that are unapproved as to both price and scope are evaluated as claims.
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
If all of the these requirements are met, revenue from a claim is recorded only to the extent that we have incurred costs relating to the claim.
As of June 30, 2013 and June 30, 2012, costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $9.1 million and $8.5 million, respectively. Historically, our collections for unapproved change orders and claims have approximated the amount of revenue recognized.
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
Legal costs are expensed as incurred.
Insurance Reserves
We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. We establish reserves for claims using a combination of actuarially determined estimates and management judgment on a case-by-case basis and update our evaluations as further information becomes known. Judgments and assumptions, including the assumed losses for claims incurred but not reported, are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. If actual results of claim settlements are different than the amounts estimated we may be exposed to gains or losses that could be significant. A hypothetical ten percent unfavorable change in our claim reserves at June 30, 2013 would have reduced fiscal 2013 pretax income by $0.5 million.
Goodwill
Goodwill represents the excess of the purchase price of acquisitions over the acquisition date fair value of the net identifiable tangible and intangible assets acquired. In accordance with current accounting guidance, goodwill is not amortized and is tested at least annually for impairment at the reporting unit level.
We perform our annual analysis during the fourth quarter of each fiscal year and in any other period in which indicators of impairment warrant additional analysis. Goodwill impairment reviews involve a two step process. Goodwill is first evaluated for impairment by comparing management's estimate of the fair value of a reporting unit with its carrying value, including goodwill.
Management utilizes a discounted cash flow analysis, referred to as an income approach, to determine the estimated fair value of our reporting units. Significant judgments and assumptions including the discount rate, anticipated revenue growth rate and gross margins, estimated operating and interest expense, and capital expenditures are inherent in these fair value estimates, which are based on our operating and capital budgets and on our strategic plan. As a result, actual results may differ from the estimates utilized in our income approach. The use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and could result in the recognition of an impairment charge in the financial statements. As a result of these uncertainties, we utilize multiple scenarios and assign probabilities to each of the scenarios in the income approach.

We also consider market-based approaches to assess the fair value of our reporting units. We compare market multiples from our public peer companies in the engineering and construction industry, as well as the combined carrying values of our reporting units with market capitalization.
If the carrying value of our reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment. The amount of impairment is determined by comparing the implied fair value of the reporting unit's goodwill to the carrying value of the goodwill calculated in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than its carrying value, we would record an impairment charge for the difference.
Although we do not anticipate a future impairment charge, certain events could occur that would adversely affect the reported value of goodwill. Such events could include, but are not limited to, a change in economic or competitive conditions, a significant change in the project plans of our customers, a deterioration in the economic condition of the customers and industries we serve, and a material negative change in the relationships with one or more of our significant customers. If our judgments and assumptions change as a result of the occurrence of any of these events or other events that we do not currently anticipate, our expectations as to future results and our estimate of the implied value of one or more of our reporting units also may change.
We performed our annual impairment test in the fourth quarter to determine whether an impairment existed and to determine the amount of headroom. We define "headroom" as the percentage difference between the fair value of a reporting unit and its carrying value. The amount of headroom varies by reporting unit. Approximately 39% of our goodwill balance is attributable to one reporting unit. This unit had headroom of 64%. We have four additional reporting units with goodwill representing 19%, 13%, 10% and 10% of the total goodwill balance with headroom of 224%, 144%, 149% and 123%, respectively.
Our significant assumptions, including revenue growth rates, gross margins, unanticipated operating and interest expense and other factors may change in light of changes in the economic and competitive environment in which we operate. Assuming that all other components of our fair value estimate remain unchanged, a change in the following assumptions would have the following effect on headroom:

•
if the growth rate of estimated revenue decreases by one percentage point, the headroom of the reporting units referenced above would be reduced from 64%, 224%, 144%, 149% and 123% to 59%, 213%, 138%, 139% and 119%, respectively;

•
if our estimate of gross margins decreases one percentage point, the headroom of the reporting units referenced above would be reduced from 64%, 224%, 144%, 149% and 123% to 30%, 160%, 96%, 100% and 88%, respectively; and

•
if the applicable discount rate increases one percentage point, the headroom of the reporting units referenced above would be reduced from 64%, 224%, 144%, 149% and 123% to 45%, 186%, 118%, 120% and 97%, respectively.

Other Intangible Assets
Intangible assets that have finite useful lives are amortized by the straight-line method over their useful lives ranging from 1 to 15 years. Intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. Each reporting period, we evaluate the remaining useful lives of intangible assets not being amortized to determine whether facts and circumstances continue to support an indefinite useful life and review both amortizing and non-amortizing intangible assets for impairment indicators. In fiscal 2013, we reclassified an intangible asset from an indefinite-lived intangible to a finite-lived intangible resulting in an impairment charge of $0.3 million.
Recently Issued Accounting Standards
Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued Accounting Standards Update No. 2013-02,“Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02). ASU 2013-02 requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income, by component, either on the face of the financial statements or in the notes to the financial statements and is intended to help entities improve the transparency of changes in other comprehensive income. ASU 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. We currently do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Accounting Standards Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities
In December 2011, the FASB issued Accounting Standards Update No. 2011-11,“Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11) and in January 2013, the FASB issued Accounting Standards Update No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11, as clarified, enhances disclosures surrounding offsetting (netting) assets and liabilities. The standard applies to derivatives, repurchase agreements and securities lending transactions and requires companies to disclose gross and net information about financial instruments and derivatives eligible for offset and to disclose financial instruments and derivatives subject to master netting arrangements in financial statements. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013. We will adopt this standard beginning our first interim period of fiscal 2014. We currently do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Results of Operations
Overview
We operate our business through four reportable segments: Electrical Infrastructure, Oil Gas & Chemical, Storage Solutions, and Industrial:
The Electrical Infrastructure segment primarily encompasses high voltage services to investor owned utilities, including construction of new substations, upgrades of existing substations, short-run transmission line installations, distribution upgrades and maintenance, and storm restoration services. We also provide construction and maintenance services to a variety of power generation facilities such as combined cycle plants, coal fired power stations, and renewable energy installations.
The Oil Gas & Chemical segment includes our traditional turnaround activities, plant maintenance services and construction in the downstream petroleum industry. Another key offering is industrial cleaning services, which include hydroblasting, hydroexcavating, chemical cleaning, and vacuum services. We also perform work in the industrial and natural gas, gas processing and compression, and upstream petroleum markets.
The Storage Solutions segment includes new construction of crude and refined products aboveground storage tanks, as well as planned and emergency maintenance services. Also included in the Storage Solutions segment is work related to specialty storage tanks including LNG, LIN/LOX, and LPG tanks and other specialty vessels including spheres. Finally, the Storage Solutions segment includes balance of plant work in storage terminals and tank farms.
The Industrial segment includes work in the mining and minerals industry, bulk material handling, fertilizer production facilities, as well as work for clients in other industrial markets.
The majority of the work for all segments is performed in the United States, with 8.7% of revenues generated in Canada during fiscal 2013, 8.5% in fiscal 2012 and 4.8% in fiscal 2011. Significant period to period changes in revenues, gross profits and operating results are discussed below on a consolidated basis and for each segment.

Matrix Service Company
Results of Operations
(In thousands)

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
Fiscal Year 2013
Consolidated revenues	$171,204	$273,848	$393,201	$54,321	$892,574
Gross profit	21,754	32,879	37,455	2,614	94,702
Selling, general and administrative expenses	10,569	17,464	25,551	4,404	57,988
Operating income (loss)	11,185	15,415	11,904	(1,790)	36,714
Fiscal Year 2012
Consolidated revenues	$135,086	$205,823	$378,154	$19,983	$739,046
Gross profit	16,676	20,070	42,393	479	79,618
Selling, general and administrative expenses	9,067	11,936	24,900	2,080	47,983
Operating income (loss)	7,609	8,134	17,493	(1,601)	31,635
Fiscal Year 2011
Consolidated revenues	$151,058	$143,354	$298,706	$33,934	$627,052
Gross profit	18,337	13,647	38,779	4,151	74,914
Selling, general and administrative expenses	9,226	10,542	22,167	2,079	44,014
Operating income	9,111	3,105	16,612	2,072	30,900
Variances Fiscal Year 2013 to Fiscal Year 2012 Increase/(Decrease)
Consolidated revenues	$36,118	$68,025	$15,047	$34,338	$153,528
Gross profit	5,078	12,809	(4,938)	2,135	15,084
Selling, general and administrative expenses	1,502	5,528	651	2,324	10,005
Operating income	3,576	7,281	(5,589)	(189)	5,079
Variances Fiscal Year 2012 to Fiscal Year 2011 Increase/(Decrease)
Consolidated revenues	$(15,972)	$62,469	$79,448	$(13,951)	$111,994
Gross profit	(1,661)	6,423	3,614	(3,672)	4,704
Selling, general and administrative expenses	(159)	1,394	2,733	1	3,969
Operating income	(1,502)	5,029	881	(3,673)	735

Fiscal 2013 Versus Fiscal 2012
Consolidated
Consolidated revenues were $892.6 million in fiscal 2013, an increase of $153.6 million, or 20.8%, from consolidated revenues of $739.0 million in fiscal 2012. The increase in consolidated revenues was a result of increases in all four segments: Oil Gas & Chemical, Electrical Infrastructure, Industrial and Storage Solutions which increased $68.0 million, $36.1 million, $34.3 million and $15.0 million, respectively.
Consolidated gross profit increased from $79.6 million in fiscal 2012 to $94.7 million in fiscal 2013. The increase of $15.1 million, or 19.0%, was due to higher revenues, partially offset by lower gross margins which decreased to 10.6% in fiscal 2013 compared to 10.8% a year earlier.
Consolidated SG&A expenses were $58.0 million in fiscal 2013 compared to $48.0 million in the same period a year earlier. The increase of $10.0 million, or 20.8%, was primarily related to our planned investments in the branding initiative, strategic growth areas and related support functions coupled with a higher business volume. The Company also incurred a bad debt charge of $0.7 million in fiscal 2013. SG&A expense as a percentage of revenue was 6.5% in both fiscal 2013 and fiscal 2012.
Net interest expense was $0.8 million in both fiscal 2013 and fiscal 2012.
The effective tax rates for fiscal 2013 and fiscal 2012 were 33.2% and 43.6%, respectively. The current year effective tax rate was positively impacted by the effect of retroactive tax legislation enacted in the third quarter of fiscal 2013 and a change in estimate related to an available tax credit. The fiscal 2012 effective tax rate was higher than the statutory rate due to cumulative non-deductible expenses totaling $3.1 million related to deductibility limitations applying to certain items that had previously been fully deducted, of which $2.1 million was related to prior fiscal years (fiscal 2009 to fiscal 2011). The fiscal 2012 effective tax rate was positively impacted by the release of a valuation allowance on foreign tax credit carryovers of $0.5 million.
Electrical Infrastructure
Revenues for the Electrical Infrastructure segment increased $36.1 million, or 26.7%, to $171.2 million in fiscal 2013 compared to $135.1 million in the same period a year earlier. The higher revenue was primarily due to an increase in high voltage work related primarily to storm restoration services and higher transmission and distribution work in the Northeast United States. Gross margins were 12.7% in fiscal 2013 compared to 12.3% in fiscal 2012. The improvement in gross margins in fiscal 2013 is due to higher margins related to storm restoration work and the improved recovery of overhead costs caused by a higher business volume, partially offset by lower direct margins related to other electrical work.
Oil Gas & Chemical
Revenues for the Oil Gas & Chemical segment increased to $273.8 million in fiscal 2013 compared to $205.8 million in the same period a year earlier. The increase of $68.0 million, or 33.0%, was primarily due to a higher level of turnaround work, geographic expansion of turnaround services, and capital construction projects. Gross margins were 12.0% in fiscal 2013 compared to 9.8% in fiscal 2012. The improvement in gross margins is primarily due to the favorable effect of the improved recovery of overhead costs caused by a higher business volume and improved project execution.
Storage Solutions
Revenues for the Storage Solutions segment increased to $393.2 million in fiscal 2013 compared to $378.2 million in the same period a year earlier. The increase of $15.0 million, or 4.0%, was primarily due to higher levels of work in Canada in our aboveground storage tank business. Gross margins decreased from 11.2% in fiscal 2012 to 9.5% in the same period in the current year. The lower margins in fiscal 2013 was primarily due to unrecovered overhead costs, a legal charge of $1.0 million and lower direct margins caused primarily by a $3.7 million charge on one project. The legal charge is discussed under the heading "Legal Settlement" and the project charge is discussed under the heading "Western Canada Aboveground Storage Tank Project" in Note 3 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report on Form 10-K.
Industrial
Revenues for the Industrial segment totaled $54.3 million in fiscal 2013 compared to $20.0 million in the same period a year earlier. The increase of $34.3 million, or 172.0%, was primarily due to higher revenues in our mining and minerals business. Gross margins were 4.8% in fiscal 2013 compared to 2.4% in fiscal 2012. Although negatively impacted by lower than anticipated business ramp up, gross margins improved throughout fiscal 2013 as the volume of business increased. We also incurred a $0.4 million project charge in fiscal 2013 for this segment. Fiscal 2012 and fiscal 2013 margins were negatively impacted by startup costs related to entry into the bulk material handling and mining and minerals markets.
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
Storage Solutions
Revenues for the Storage Solutions segment increased to $378.2 million in fiscal 2012 compared to $298.7 million in fiscal 2011. The increase of $79.5 million, or 26.6%, was due to higher levels of work both domestically and in Canada in our core aboveground storage tank business and an increase in domestic tank farm and terminal balance of plant work. Gross margins decreased from 13.0% in fiscal 2011 to 11.2% in fiscal 2012. The lower margins in fiscal 2012 were primarily due to geographic expansion, costs associated with unexpected warranty work, and isolated margin fades.

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

A reconciliation of EBITDA to net income follows:

	Twelve Months Ended
	June 30, 2013	June 30, 2012	June 30, 2011
	(in thousands)
Net income	$24,008	$17,188	$18,982
Interest expense	800	814	795
Provision for income taxes	11,908	13,302	11,634
Depreciation and amortization	12,782	11,485	11,067
EBITDA	$49,498	$42,789	$42,478

FINANCIAL CONDITION AND LIQUIDITY
Overview
We define liquidity as the ability to pay our liabilities as they become due, fund business operations and meet all contractual or financial obligations. Our primary sources of liquidity in fiscal 2013 were cash on hand at the beginning of the year, capacity under our credit facility, and cash generated from operations. Cash on hand at June 30, 2013 totaled $63.8 million and availability under the credit facility totaled $111.6 million, resulting in total liquidity of $175.4 million. We expect to fund our operations for the next twelve months through the use of cash generated from operations, existing cash balances and borrowings under our credit facility, as necessary.

Factors that routinely impact our short-term liquidity and that may impact our long-term liquidity include, but are not limited to:

•
Changes in costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs due to contract terms that determine the timing of billings to customers and the collection of those billings

•	Some cost plus and fixed price customer contracts are billed based on milestones which may require us to incur significant expenditures prior to collections from our customers.

•	Time and material contracts are normally billed in arrears. Therefore, we are routinely required to carry these costs until they can be billed and collected.

•	Some of our large construction projects may require significant retentions or security in the form of letters of credit.

•	Other changes in working capital

•	Capital expenditures
Other factors that may impact both short and long-term liquidity include:

•	Acquisitions of new businesses

•	Strategic investments in new operations

•	Purchases of shares under our stock buyback program

•	Contract disputes or collection issues

•	Capacity constraints under our credit facility and remaining in compliance with all covenants contained in the credit agreement
We have an effective shelf registration statement on file with the SEC under which we may issue, from time to time, up to $400 million of senior debt securities, subordinated debt securities, common stock, preferred stock and warrants. This shelf gives us additional flexibility, when capital market conditions are favorable, to grow our business, finance acquisitions or to optimize our balance sheet in order to improve or maintain our financial flexibility. We may also elect to issue term debt or increase the amount of our credit facility.
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities for the twelve months ended June 30, 2013 totaled $57.1 million. Major components of cash flows from operating activities for the year ending June 30, 2013 are as follows:

Net Cash Provided by Operating Activities
(In thousands)

Net income	$24,008
Non-cash expenses	17,379
Deferred income tax	1,932
Cash effect of changes in operating assets and liabilities	13,800
Other	(35)
Net cash provided by operating activities	$57,084
The cash effect of significant changes in operating assets and liabilities include the following:

•
Accounts receivable increased by $32.4 million. The accounts receivable increase is due to higher business volume and the timing of billings particularly in the Electrical Infrastructure, Storage Solutions and Industrial segments. The receivable aging categories have not deteriorated and we do not anticipate any unusual collection difficulties.

•
The net change in the combined balances of costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs and estimated earnings caused an increase to cash of $27.3 million in the twelve months ended June 30, 2013. This change was primarily attributable to improved working capital management and our project portfolio permitting a higher degree of advanced billings.

•	Accounts payable increased by $19.3 million. The increase was primarily due to an increase in business activity.
Cash Flows Used for Investing Activities
Investing activities used $32.4 million of cash in the twelve months ended June 30, 2013 due to capital expenditures of $23.2 million and the purchase of certain assets of Pelichem in the amount of $9.4 million as discussed in Note 2 - Acquisitions, partially offset by proceeds from asset dispositions of $0.2 million. Capital expenditures included $12.9 million for the purchase of construction equipment, $6.1 million for transportation equipment, $3.8 million for office equipment and software and $0.4 million for land and buildings.
Cash Flows Used for Financing Activities
Financing activities used $0.2 million of cash in the twelve months ended June 30, 2013 primarily due to treasury share purchases of $1.2 million, offset in part by proceeds recived from stock issuances of $0.9 million. Borrowings during fiscal 2013 were limited to Canadian dollar advances under our Credit Agreement to mitigate foreign exchange rate risks related to cross-border purchases of materials and services.
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
The Unused Revolving Credit Facility Fee is between 0.30% and 0.45% based on the Senior Leverage Ratio.
The Credit Agreement includes a Senior Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended June 30, 2013, Consolidated EBITDA, as defined in the Credit Agreement, was $53.3 million. Accordingly, at June 30, 2013, the Company had full availability of the $125.0 million credit facility. Consolidated Funded Indebtedness at June 30, 2013 was $6.6 million.

Availability under the credit facility is as follows:

	June 30, 2013	June 30, 2012
	(In thousands)
Credit facility	$125,000	$125,000
Capacity constraint due to the Senior Leverage Ratio	—	9,662
Capacity under the credit facility	125,000	115,338
Letters of credit	13,372	8,499
Availability under the credit facility	$111,628	$106,839
The Company is in compliance with all affirmative, negative, and financial covenants under the Credit Agreement and is at the lowest margin tier for the LIBOR, Alternate Base Rate, CDOR and Canadian Prime Rate loans and the lowest tier for the Unused Revolving Credit Facility Fee.
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
Treasury Shares
On November 6, 2012, our Board of Directors approved an extension of a stock buyback program that allows the Company to purchase up to 2,113,497 shares provided that such purchases do not exceed $25.0 million in any calendar year through the end of calendar year 2014 if sufficient liquidity exists and we believe that it is in the best interest of the stockholders. The Company may elect to purchase shares under this program.
In addition to the stock buyback program, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix withheld 107,344 shares during fiscal 2013 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares.
The Company has 1,779,593 treasury shares as of June 30, 2013 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.
Commitments and Off-Balance Sheet Arrangements
As of June 30, 2013, the following commitments and off-balance sheet arrangements were in place to support our ordinary course obligations:

	Commitments by Expiration Period
	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years	Total
	(In thousands)
Letters of credit (1)	$6,569	$—	$6,803	$—	$13,372
Surety bonds	34,913	1,818	30	—	36,761
Total	$41,482	$1,818	$6,833	$—	$50,133

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

Contractual obligations at June 30, 2013 are summarized below:

	Contractual Obligations by Expiration Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In thousands)
Operating leases	$3,613	$4,783	$753	$124	$9,273
Purchase obligations	1,105	1,612	663	—	3,380
Total contractual obligations	$4,718	$6,395	$1,416	$124	$12,653

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our interest rate risk results primarily from our variable rate indebtedness under our credit facility, which is influenced by movements in short-term rates. Borrowings under our $125.0 million revolving credit facility are based on an Alternate Base Rate, LIBOR, CDOR or Canadian Prime Rate as elected by the Company plus an additional margin based on our Senior Leverage Ratio. Although there were no amounts outstanding under the facility at June 30, 2013, we sometimes borrow against our revolving credit line to fund short-term working capital needs, and we may borrow in the future.
Financial instruments with interest rate risk at June 30, 2013 were as follows:

	Maturity by Fiscal Year						Fair Value as of June 30, 2013
	2014	2015	2016	2017	2018	Total
	(In thousands)
Long-term debt:
Variable rate debt (1)	$—	$—	$—	$—	$—	$—	$—

(1)
There were no outstanding borrowings under our credit facility at June 30, 2013. At the Company’s option, amounts borrowed under the revolving credit facility in U.S. dollars will bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio. We may also borrow up to $15.0 million in Canadian dollars at the CDOR rate or the Canadian Prime Rate plus an additional margin based on the Senior Leverage Ratio. The Alternate Base Rate is the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.5% or LIBOR plus 1.00%. The additional margin ranges from 0.75% to 1.5% on Alternate Base Rate borrowings, from 1.75% to 2.5% on LIBOR and CDOR-based borrowings and from 2.25% to 3.0% on Canadian Prime Rate borrowings. The Senior Leverage Ratio at June 30, 2013 placed the Company in the lowest interest rate tier, resulting in LIBOR, CDOR, Canadian Prime Rate and Alternate Base Rate margins of 1.75%, 1.75%, 2.25% and 0.75%, respectively.

Financial instruments with interest rate risk at June 30, 2012 were as follows:

	Maturity by Fiscal Year						Fair Value as of June 30, 2012
	2013	2014	2015	2016	2017	Total
	(In thousands)
Long-term debt:
Variable rate debt (1)	$—	$—	$—	$—	$—	$—	$—

(1)	There were no outstanding borrowings under our credit facility at June 30, 2012.
Foreign Currency Risk
Matrix Service Company has subsidiaries with operations in Canada with the Canadian dollar as their functional currency. Historically, movements in the foreign currency exchange rate have not significantly impacted results. However, further growth in our Canadian operations and significant fluctuations in the Canadian Dollar/U.S. Dollar exchange rate could impact the Company’s financial results in the future. Management has not entered into derivative instruments to hedge foreign currency risk, but periodically evaluates the materiality of our foreign currency exposure. To mitigate our risk, on occasion we borrow Canadian dollars under our credit facility to settle U.S. dollar account balances. A 10% unfavorable change in the Canadian dollar against the U. S. dollar would not have had a material impact on the financial results of the Company for the fiscal year ended June 30, 2013.

Commodity Price Risk
The Company has no direct commodity exposure, but we do have exposure to materials derived from certain commodities including steel plate and steel pipe, which are key materials used by the Company. Supplies of these materials are available throughout the United States and worldwide. We anticipate that adequate amounts of these materials will be available in the foreseeable future. However, the price, quantity, and delivery schedules of these materials could change rapidly due to various factors, including producer capacity, the level of foreign imports, worldwide demand, the imposition or removal of tariffs on imported steel and other market conditions. We mitigate these risks primarily by procuring materials upon contract execution to ensure that our purchase price approximates the costs included in the project estimate.

Item 8. Financial Statements and Supplementary Data

Financial Statement Schedules
The financial statement schedule is filed as a part of this report under Schedule II – Valuation and Qualifying Accounts for the three fiscal years ended June 30, 2013, June 30, 2012 and June 30, 2011 immediately following Quarterly Financial Data (Unaudited). All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on this assessment, the Company’s management has concluded that the Company’s internal control over financial reporting as of June 30, 2013 was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. Deloitte & Touche LLP’s report on the Company’s internal control over financial reporting is included herein.

/S/ John R. Hewitt	/S/ Kevin S. Cavanah
John R. Hewitt	Kevin S. Cavanah
President and Chief Executive Officer	Vice President and Chief Financial Officer
September 6, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Matrix Service Company:
We have audited the internal control over financial reporting of Matrix Service Company and subsidiaries (“the Company”) as of June 30, 2013 based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2013 of the Company and our report dated September 6, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/S/ DELOITTE & TOUCHE LLP
Tulsa, Oklahoma
September 6, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Matrix Service Company:
We have audited the accompanying consolidated balance sheets of Matrix Service Company and subsidiaries (the “Company”) as of June 30, 2013 and June 30, 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Matrix Service Company and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 6, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/S/ DELOITTE & TOUCHE LLP
Tulsa, Oklahoma
September 6, 2013

Matrix Service Company
Consolidated Statements of Income
(In thousands, except per share data)

	Twelve Months Ended
	June 30, 2013	June 30, 2012	June 30, 2011
Revenues	$892,574	$739,046	$627,052
Cost of revenues	797,872	659,428	552,138
Gross profit	94,702	79,618	74,914
Selling, general and administrative expenses	57,988	47,983	44,014
Operating income	36,714	31,635	30,900
Other income (expense):
Interest expense	(800)	(814)	(795)
Interest income	32	26	71
Other	(30)	(357)	440
Income before income tax expense	35,916	30,490	30,616
Provision for federal, state and foreign income taxes	11,908	13,302	11,634
Net income	$24,008	$17,188	$18,982
Basic earnings per common share	$0.92	$0.66	$0.72
Diluted earnings per common share	$0.91	$0.65	$0.71
Weighted average common shares outstanding:
Basic	25,962	25,921	26,406
Diluted	26,358	26,298	26,686

See accompanying notes

Matrix Service Company
Consolidated Statements of Comprehensive Income
(In thousands)

	Twelve Months Ended
	June 30, 2013	June 30, 2012	June 30, 2011
Net income	$24,008	$17,188	$18,982
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $190, $214 and ($333))	(544)	(665)	941
Comprehensive income	$23,464	$16,523	$19,923

See accompanying notes

Matrix Service Company
Consolidated Balance Sheets
(In thousands)

	June 30, 2013	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$63,750	$39,726
Accounts receivable, less allowances (2013—$795; 2012—$1,201)	140,840	108,034
Costs and estimated earnings in excess of billings on uncompleted contracts	73,773	68,562
Inventories	2,988	2,482
Income taxes receivable	3,032	—
Deferred income taxes	5,657	6,024
Other current assets	6,234	5,688
Total current assets	296,274	230,516
Property, plant and equipment, at cost:
Land and buildings	29,649	28,846
Construction equipment	69,998	59,176
Transportation equipment	34,366	25,865
Office equipment and software	18,426	16,892
Construction in progress	9,080	2,910
	161,519	133,689
Accumulated depreciation	(90,218)	(78,814)
	71,301	54,875
Goodwill	30,836	28,675
Other intangible assets	7,551	6,504
Other assets	4,016	2,565
Total assets	$409,978	$323,135

See accompanying notes

Matrix Service Company
Consolidated Balance Sheets (continued)
(In thousands, except share data)

	June 30, 2013	June 30, 2012
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$68,961	$48,931
Billings on uncompleted contracts in excess of costs and estimated earnings	62,848	30,293
Accrued wages and benefits	21,919	15,298
Accrued insurance	7,599	6,912
Income taxes payable	—	1,115
Other accrued expenses	3,039	3,414
Total current liabilities	164,366	105,963
Deferred income taxes	7,450	6,075
Commitments and contingencies
Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of June 30, 2013 and June 30, 2012	279	279
Additional paid-in capital	118,190	116,693
Retained earnings	141,427	117,419
Accumulated other comprehensive income	227	771
	260,123	235,162
Less treasury stock, at cost—1,779,593 and 2,141,990 shares as of June 30, 2013 and June 30, 2012	(21,961)	(24,065)
Total stockholders’ equity	238,162	211,097
Total liabilities and stockholders’ equity	$409,978	$323,135

See accompanying notes

Matrix Service Company
Consolidated Statements of Cash Flows
(In thousands)

	Twelve Months Ended
	June 30, 2013	June 30, 2012	June 30, 2011
Operating activities:
Net income	$24,008	$17,188	$18,982
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	12,782	11,485	11,067
Stock-based compensation expense	3,831	3,504	2,395
Deferred income taxes	1,932	83	3,743
Allowance for uncollectible accounts	714	24	447
Impairment of intangible asset	255	—	—
(Gain) loss on sale of property, plant and equipment	(1)	(158)	113
Other	163	65	72
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects from acquisitions:
Accounts receivable	(32,408)	(4,575)	(16,499)
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,211)	(28,506)	890
Inventories	(1,394)	(233)	1,202
Other assets	(2,194)	(1,888)	2,028
Accounts payable	19,256	12,862	(9,326)
Billings on uncompleted contracts in excess of costs and estimated earnings	32,555	(5,192)	6,608
Accrued expenses	2,796	(1,718)	1,027
Net cash provided by operating activities	57,084	2,941	22,749
Investing activities:
Acquisition of property, plant and equipment	(23,231)	(13,534)	(10,416)
Acquisition	(9,394)	—	(3,800)
Acquisition related adjustment	—	241	—
Proceeds from asset sales	186	598	150
Net cash used for investing activities	$(32,439)	$(12,695)	$(14,066)

See accompanying notes

Matrix Service Company
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Twelve Months Ended
	June 30, 2013	June 30, 2012	June 30, 2011
Financing activities:
Exercise of stock options	$875	$167	$166
Capital lease payments	(42)	(258)	(731)
Excess tax benefit of exercised stock options and vesting of deferred shares	37	—	50
Advances under credit agreement	25,565	9,105	—
Repayments of advances under credit agreement	(25,565)	(9,105)	—
Payment of debt amendment fees	—	(643)	(216)
Treasury shares sold to Employee Stock Purchase Plan	54	47	10
Open market purchase of treasury shares	—	(8,126)	—
Other treasury share purchases	(1,162)	(537)	(299)
Net cash used for financing activities	(238)	(9,350)	(1,020)
Effect of exchange rate changes on cash	(383)	(527)	795
Net increase (decrease) in cash and cash equivalents	24,024	(19,631)	8,458
Cash and cash equivalents, beginning of period	39,726	59,357	50,899
Cash and cash equivalents, end of period	$63,750	$39,726	$59,357
Other cash flow information:
Cash paid during the period for:
Income taxes	$12,242	$12,016	$6,251
Interest	$610	$478	$632
Non-cash investing:
Purchases of property, plant and equipment on account	$1,146	$457	$765

See accompanying notes

Matrix Service Company
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total
Balances, June 30, 2010	$279	$111,637	$81,252	$(16,078)	$495	$177,585
Net income	—	—	18,982	—	—	18,982
Other comprehensive income	—	—	—	—	941	941
Exercise of stock options (32,000 shares)	—	83	(3)	86	—	166
Tax effect of exercised stock options and vesting of deferred shares	—	(109)	—	—	—	(109)
Issuance of deferred shares (126,428 shares)	—	(328)	—	328	—	—
Employee Stock Purchase Plan (699 shares) (Note 12)		8		2		10
Other treasury share purchases (30,154 shares)	—	—	—	(299)	—	(299)
Stock-based compensation expense	—	2,395	—	—	—	2,395
Balances, June 30, 2011	279	113,686	100,231	(15,961)	1,436	199,671
Net income	—	—	17,188	—	—	17,188
Other comprehensive loss	—	—	—	—	(665)	(665)
Exercise of stock options (26,500 shares)	—	98	—	69	—	167
Tax effect of exercised stock options and vesting of deferred shares	—	(152)	—	—	—	(152)
Issuance of deferred shares (184,149 shares)	—	(479)	—	479	—	—
Employee Stock Purchase Plan (4,395 shares) (Note 12)		36		11		47
Open market purchase of treasury shares (886,503 shares)	—	—	—	(8,126)	—	(8,126)
Other treasury share purchases (52,992 shares)	—	—	—	(537)	—	(537)
Stock-based compensation expense	—	3,504	—	—	—	3,504
Balances, June 30, 2012	279	116,693	117,419	(24,065)	771	211,097
Net income	—	—	24,008	—	—	24,008
Other comprehensive loss	—	—	—	—	(544)	(544)
Exercise of stock options (97,840 shares)	—	(662)	—	1,537	—	875
Tax effect of exercised stock options and vesting of deferred shares	—	3	—	—	—	3
Issuance of deferred shares (367,449 shares)	—	(1,667)	—	1,667	—	—
Employee Stock Purchase Plan (4,452 shares) (Note 12)	—	(8)	—	62	—	54
Other treasury share purchases (107,344 shares)	—	—	—	(1,162)	—	(1,162)
Stock-based compensation expense	—	3,831	—	—	—	3,831
Balances, June 30, 2013	$279	$118,190	$141,427	$(21,961)	$227	$238,162

See accompanying notes

Matrix Service Company
Notes to Consolidated Financial Statements
Note 1—Summary of Significant Accounting Policies
Organization and Basis of Presentation
The consolidated financial statements include the accounts of Matrix Service Company (“Matrix” or the “Company”) and its subsidiaries, all of which are wholly owned. Intercompany transactions and balances have been eliminated in consolidation.
The Company operates in the United States and Canada. The Company’s reportable segments are Electrical Infrastructure, Oil Gas & Chemical, Storage Solutions and Industrial.
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
Precontract Costs
Precontract costs are expensed as incurred.
Change Orders and Claims Recognition
Change orders are modifications of an original contract that effectively change the existing provisions of the contract. Change orders may include changes in specifications or designs, manner of performance, facilities, equipment, materials, sites and period of completion of the work. Matrix or our clients may initiate change orders. The client's agreement to the terms of change orders is, in many cases, reached prior to work commencing; however, sometimes circumstances require that work progress prior to obtaining client agreement. Costs related to change orders are recognized as incurred. Revenues attributable to change orders that are unapproved as to price or scope are recognized to the extent that costs have been incurred if the

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

amounts can be reliably estimated and their realization is probable. Revenues in excess of the costs attributable to change orders that are unapproved as to price or scope are recognized only when realization is assured beyond a reasonable doubt. Change orders that are unapproved as to both price and scope are evaluated as claims.
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
If all of these requirements are met, revenue from a claim is recorded only to the extent that we have incurred costs relating to the claim. Unapproved change orders and claims are more fully discussed in Note 7—Contingencies.
Cash Equivalents
The Company includes as cash equivalents all investments with original maturities of three months or less which are readily convertible into cash. The Company had approximately $0.3 million of restricted cash related to a customer deposit at June 30, 2013 and $0.4 million of restricted cash at June 30, 2012.
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
Retentions
Accounts receivable at June 30, 2013 and June 30, 2012 included retentions to be collected within one year of $19.9 million and $22.3 million, respectively. Contract retentions collectible beyond one year are included in Other Assets on the Consolidated Balance Sheets and totaled $3.1 million at June 30, 2013 and $1.2 million at June 30, 2012. Accounts payable included retentions of $3.1 million at June 30, 2013 and $1.5 million at June 30, 2012.
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

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Legal costs are expensed as incurred.
Inventories
Inventories consist primarily of steel plate and pipe and are stated at the lower of cost or net realizable value. Cost is determined primarily using the average cost method.
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
Internal-Use Computer Software
We expense or capitalize costs associated with the development of internal-use software as follows:
Preliminary Project Stage: Both internal and external costs incurred during this stage are expensed as incurred.
Application Development Stage: Both internal and external costs incurred to purchase or develop computer software are capitalized after the preliminary project stage is completed and management authorizes the computer software project. However, training costs and data conversion costs, which includes purging or cleansing of existing data, reconciling or balancing of data, are expensed as incurred.
Post-Implementation/Operation Stage: All training costs and maintenance costs incurred during this stage are expensed as incurred.
Costs of upgrades and enhancements are capitalized if the expenditures will result in adding functionality to the software. Capitalized software costs are depreciated using the straight-line method over the estimated useful life of the related software, which may be up to ten years.
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
We perform our annual analysis during the fourth quarter of each fiscal year and in any other period in which indicators of impairment warrant additional analysis. Goodwill impairment reviews involve a two-step process. Goodwill is first evaluated for impairment by comparing management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill.
Management utilizes a discounted cash flow analysis, referred to as an income approach, to determine the estimated fair value of our reporting units. Significant judgments and assumptions including the discount rate, anticipated revenue growth rate

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

and gross margins, estimated operating and interest expense, and capital expenditures are inherent in these fair value estimates, which are based on our operating and capital budgets and on our strategic plan. As a result, actual results may differ from the estimates utilized in our income approach. The use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and could result in the recognition of an impairment charge in the financial statements. As a result of these uncertainties, we utilize multiple scenarios and assign probabilities to each of the scenarios in the income approach.
We also consider indications obtained from market-based approaches. We compare market multiples derived from market prices of stock of companies that are engaged in a similar line of business to the corresponding measures of the Company. We also consider the combined carrying values of our reporting units to our market capitalization.
If the carrying value of our reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment. The amount of impairment is determined by comparing the implied fair value of the reporting unit's goodwill to the carrying value of the goodwill calculated in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than its carrying value, we would record an impairment charge for the difference.
Other Intangible Assets
Intangible assets that have finite useful lives are amortized by the straight-line method over their useful lives ranging from 1 to 15 years. Intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. Each reporting period, we evaluate the remaining useful lives of intangible assets not being amortized to determine whether facts and circumstances continue to support an indefinite useful life. Intangible assets are considered impaired if the fair value of the intangible asset is less than its net book value. If quoted market prices are not available, the fair values of the intangible assets are based on present values of expected future cash flows or royalties avoided using discount rates commensurate with the risks involved.
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
Stock-Based Compensation
The Company has issued stock options and nonvested deferred share awards under its long-term incentive compensation plans. The fair value of these awards is calculated at grant date. The fair value of time-based, nonvested deferred shares is the value of the Company’s common stock at the grant date. The fair value of market-based nonvested deferred shares is based on several factors, including the probability that the market condition specified in the grant will be achieved. The fair value of stock options is determined based on the Black-Scholes option pricing model. The detailed assumptions used in the model are included in Note 10—Stock Based Compensation.
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

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

review our exposure to additional income taxes due, and as further information is known or events occur, adjustments may be recorded.
Foreign Currency
The functional currency of the Company’s operations in Canada is the Canadian dollar. The assets and liabilities are translated at the year end exchange rate and the income statement accounts are translated at average exchange rates throughout the year. Translation gains and losses are reported in Accumulated Other Comprehensive Income (Loss) in the Consolidated Statements of Changes in Stockholders’ Equity and in Other Comprehensive Income (Loss) in the Consolidated Statement sof Comprehensive Income. Transaction gains and losses are reported as a component of Other income (expense) in the Consolidated Statements of Income.
Recently Issued Accounting Standards
Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued Accounting Standards Update No. 2013-02,“Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02). ASU 2013-02 requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income, by component, either on the face of the financial statements or in the notes to the financial statements and is intended to help entities improve the transparency of changes in other comprehensive income. ASU 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. We currently do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
Accounting Standards Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities
In December 2011, the FASB issued Accounting Standards Update No. 2011-11,“Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11) and in January 2013, the FASB issued Accounting Standards Update No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11, as clarified, enhances disclosures surrounding offsetting (netting) assets and liabilities. The standard applies to derivatives, repurchase agreements and securities lending transactions and requires companies to disclose gross and net information about financial instruments and derivatives eligible for offset and to disclose financial instruments and derivatives subject to master netting arrangements in financial statements. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013. We will adopt this standard beginning our first interim period of fiscal 2014. We currently do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
Note 2—Acquisitions
Purchase of Pelichem Industrial Cleaning Services, LLC
On December 31, 2012, the Company acquired substantially all of the assets of Pelichem Industrial Cleaning Services, LLC (“Pelichem”). Pelichem is an industrial cleaning company based in Reserve, Louisiana that performs hydroblasting, vacuum services, chemical cleaning and industrial services. Pelichem's operating results are included in the Oil Gas & Chemical Segment.

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

The purchase price was allocated to the major categories of assets and liabilities based on their estimated fair value at the acquisition date. The following table summarizes the final purchase price allocation:

Current assets	$1,112
Property, plant and equipment	4,299
Tax deductible goodwill	2,247
Other intangible assets	1,853
Total assets acquired	9,511
Current liabilities	117
Net assets acquired	$9,394
The operating data related to this acquisition was not material. The acquisition was funded with cash on hand.
Purchase of EDC, Inc.
On May 3, 2011, the Company purchased substantially all of the assets of EDC, Inc. (“EDC”). EDC, located in New Jersey, provides consulting, engineering, design and supply services for bulk material handling systems. EDC’s results are included in the Industrial segment.
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
The purchase price was allocated to the major categories of assets and liabilities based on their estimated fair values at the acquisition date. The following table summarizes the purchase price allocation:

Current assets	$1,316
Property, plant and equipment	13
Tax deductible goodwill	1,583
Other intangible assets	3,075
Total assets acquired	5,987
Current liabilities	1,379
Net assets acquired	4,608
Cash acquired	8
Net purchase price	$4,600
The operating and proforma data related to the EDC acquisition was not material. The acquisition was funded with cash on hand.
As a part of its ongoing assessment of the carrying value of the acquisition payable, the Company subsequently determined the financial targets were not being achieved. Accordingly, as required under ASC 805—“Business Combinations”, the Company recognized adjustments totaling $0.8 million, of which $0.4 million was recorded in fiscal 2012 and an additional $0.4 million was recorded in fiscal 2013. These adjustments reduced the carrying value of the acquisition payable and selling, general and administrative costs. We also had a $0.2 million adjustment to goodwill in fiscal 2012 as part of the final working capital settlement.

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Note 3—Customer Contracts
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

	June 30, 2013	June 30, 2012
	(In thousands)
Costs and estimated earnings recognized on uncompleted contracts	$802,588	$774,749
Billings on uncompleted contracts	791,663	736,480
	$10,925	$38,269
Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$73,773	$68,562
Billings on uncompleted contracts in excess of costs and estimated earnings	62,848	30,293
	$10,925	$38,269
SME Receivables
The Company continues to pursue collection of a receivable acquired in connection with the purchase of S.M. Electric Company, Inc. in February 2009. The recorded values at June 30, 2013 and June 30, 2012 include $0.7 million in claim receivables, which represents the Company's best estimate of the amount to be collected under the claim, and an additional $2.9 million for amounts due under the related contract. Recovering the remaining receivables will require mediation or litigation and the ultimate amount realized may be significantly different than the recorded amounts, which could result in a material adjustment to future earnings.
Western Canada Aboveground Storage Tank Project
During the twelve months ended June 30, 2013, our gross profit was materially impacted by a $3.7 million charge resulting from a change in estimate for a project to construct aboveground storage tanks in western Canada. The charge was primarily driven by changes in facts and circumstances that caused labor productivity to be lower than expected and direct employee costs to be higher than expected. The change in estimate resulted in a $2.4 million decrease in our net income and a $0.10 decrease in our diluted earnings per common share during the twelve months ended June 30, 2013.
This project was completed in the fourth quarter of fiscal 2013.
Legal Settlement
On May 3, 2013, the Company settled a customer dispute related to work performed in 2002 and 2003. The settlement amount of $1.5 million, which was paid in the fourth quarter of fiscal 2013, exceeded the amount previously accrued, resulting in a charge of $1.0 million.
Other
The western Canada aboveground storage tank project and legal settlement discussed above are the only changes in estimates considered material to our results of operations during the periods presented herein.

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Note 4—Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Goodwill	$29,666	$5,841	$11,213	$7,338	$54,058
Cumulative impairment loss	(17,653)	(3,000)	(922)	(3,425)	(25,000)
Net balance at June 30, 2011	12,013	2,841	10,291	3,913	29,058
Acquisition related adjustment	—	—	—	(241)	(241)
Translation adjustment	—	—	(142)	—	(142)
Net balance at June 30, 2012	12,013	2,841	10,149	3,672	28,675
Purchase of Pelichem (Note 2)	—	2,247	—	—	2,247
Translation adjustment	—	—	(86)	—	(86)
Net balance at June 30, 2013	$12,013	$5,088	$10,063	$3,672	$30,836
The translation adjustments relate to the periodic translation of Canadian Dollar denominated goodwill recorded as a part of a prior Canadian acquisition. The acquisition related adjustment represents the final working capital settlement related to the purchase of assets of EDC, which was acquired in May 2011 and is described in Note 2—Acquisitions.
Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At June 30, 2013
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 15	$2,460	$(753)	$1,707
Customer based	1 to 15	4,250	(542)	3,708
Non-compete Agreements	3 to 5	808	(287)	521
Trade Name	5	165	—	165
Total amortizing intangibles		7,683	(1,582)	6,101
Trade name	Indefinite	1,450	—	1,450
Total intangible assets		$9,133	$(1,582)	$7,551

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

		At June 30, 2012
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 15	$2,460	$(586)	$1,874
Customer based	1 to 15	2,657	(285)	2,372
Non-compete agreements	3 to 5	547	(159)	388
Total amortizing intangibles		5,664	(1,030)	4,634
Trade name	Indefinite	1,870	—	1,870
Total intangible assets		$7,534	$(1,030)	$6,504
The increase in other intangible assets at June 30, 2013 compared to June 30, 2012 is primarily due to the acquisition of certain assets of Pelichem. The Pelichem intangible assets consist of amortizing intangible assets including customer-based intangibles with a fair value of $1.6 million and a non-compete agreement with a fair value of $0.3 million. The weighted average amortization periods are anticipated to be 10 and 5 years, respectively. Please refer to Note 2 - Acquisitions for additional information.
Each reporting period, the Company evaluates the remaining useful lives of intangible assets not being amortized to determine whether facts and circumstances continue to support an indefinite useful life. Based on this analysis, Matrix revised its assumption of the useful life of the "EDC" trade name, which resulted in a reclassification of the asset from an indefinite-lived intangible to a finite-lived intangible with a five year useful life. This reclassification resulted in an impairment charge of $0.3 million which was recorded as a selling, general and administrative cost in the Industrial segment.
Amortization expense totaled $0.4 million and $0.5 million in fiscal 2013 and fiscal 2012. Amortization expense is expected to be $0.7 million annually in fiscal 2014 to 2016 and $0.6 million in fiscal 2017 and 2018.
Note 5—Debt
The Company has a five-year, $125.0 million senior secured revolving credit facility (the "Credit Agreement") that expires November 7, 2016. Advances under the Credit Agreement may be used for working capital, issuance of letters of credit and other lawful corporate purposes.
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
The Unused Credit Facility Fee is between 0.30% and 0.45% based on the Senior Leverage Ratio.

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

The Credit Agreement includes a Senior Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended June 30, 2013, Consolidated EBITDA, as defined in the Credit Agreement, was $53.3 million. Accordingly, at June 30, 2013, the Company had full availability of the $125.0 million credit facility. Consolidated Funded Indebtedness at June 30, 2013 was $6.6 million.
 Availability under the credit facility is as follows:

	June 30, 2013	June 30, 2012
	(In thousands)
Credit facility	$125,000	$125,000
Capacity constraint due to the Senior Leverage Ratio	—	9,662
Capacity under the credit facility	125,000	115,338
Letters of credit	13,372	8,499
Availability under the credit facility	$111,628	$106,839
The Company is in compliance with all affirmative, negative, and financial covenants under the Credit Agreement and is at the lowest margin tier for the LIBOR, Alternate Base Rate, CDOR and Canadian Prime Rate loans and the lowest tier for the Unused Revolving Credit Facility Fee.
Note 6—Income Taxes
The sources of pretax income are as follows:

	Twelve Months Ended
	June 30, 2013	June 30, 2012	June 30, 2011
	(In thousands)
Domestic	$37,876	$27,346	$29,939
Foreign	(1,960)	3,144	677
Total	$35,916	$30,490	$30,616
The components of the provision for income taxes are as follows:

	Twelve Months Ended
	June 30, 2013	June 30, 2012	June 30, 2011
	(In thousands)
Current:
Federal	$8,260	$11,320	$6,104
State	1,268	1,129	1,086
Foreign	449	762	604
	9,977	13,211	7,794
Deferred:
Federal	1,801	(151)	3,837
State	126	283	389
Foreign	4	(41)	(386)
	1,931	91	3,840
	$11,908	$13,302	$11,634

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

The difference between the expected income tax provision applying the domestic federal statutory tax rate and the reported income tax provision is as follows:

	Twelve Months Ended
	June 30, 2013	June 30, 2012	June 30, 2011
	(In thousands)
Expected provision for Federal income taxes at the statutory rate	$12,570	$10,670	$10,710
State income taxes, net of Federal benefit	1,252	970	1,095
Charges without tax benefit	1,231	1,004	16
Change in valuation allowance	(140)	(544)	—
Cumulative non-deductible expenses	—	2,139	—
IRC S199 deduction	(844)	(687)	(187)
Research & Development Credit	(1,450)	—	—
Foreign tax differential	(160)	—	—
Other	(551)	(250)	—
Provision for income taxes	$11,908	$13,302	$11,634

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30, 2013	June 30, 2012
	(In thousands)
Deferred tax assets:
Bad debt reserve	$310	$468
Paid-time-off accrual	602	520
Insurance reserve	2,226	2,150
Legal reserve	462	488
Net operating loss benefit and credit carryforwards	3,884	3,788
Valuation allowance	(88)	(230)
Accrued compensation and pension	850	759
Stock compensation expense on nonvested deferred shares	943	1,189
Accrued losses	232	298
Other—net	204	150
Total deferred tax assets	9,625	9,580
Deferred tax liabilities:
Tax over book depreciation	9,064	8,512
Tax over book amortization	1,137	691
Prepaid insurance	1,217	—
Other—net	—	428
Total deferred tax liabilities	11,418	9,631
Net deferred tax liability	$(1,793)	$(51)

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

As reported in the consolidated balance sheets:

	June 30, 2013	June 30, 2012
	(In thousands)
Current deferred tax assets	$5,657	$6,024
Non-current deferred tax liabilities	(7,450)	(6,075)
Net deferred tax liability	$(1,793)	$(51)
The Company has state operating loss carryforwards, state investment tax credit carryforwards and federal foreign tax credit carryforwards of which a portion relates to an acquisition. The valuation allowance at June 30, 2013 and June 30, 2012 reduces the recognized tax benefit of these carryforwards to an amount that will more likely than not be realized. The carryforwards generally expire between 2017 and 2028. The $0.1 million change between June 30, 2012 and June 30, 2013 is the result of the release of the valuation allowance on state net operating loss carryovers which have now been determined to be utilizable.
In general, it is the practice and intention of the Company to reinvest the earnings of its Canadian subsidiaries in these operations. Such amounts become subject to United States taxation upon the remittance of dividends and under certain other circumstances. As of June 30, 2013, unremitted earnings of foreign subsidiaries, which have been or are intended to be permanently invested, aggregated to approximately $3.5 million. The amount of deferred tax liability related to investments in these foreign subsidiaries is $0.4 million.
The Company files tax returns in several taxing jurisdictions in the United States and Canada. With few exceptions, the Company is no longer subject to examination by taxing authorities through fiscal 2008. At June 30, 2013, the Company updated its evaluation of its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions.
Note 7—Contingencies
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
Unapproved Change Orders and Claims
As of June 30, 2013 and June 30, 2012, costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $9.1 million and $8.5 million, respectively. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers may not pay these amounts until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Other
The Company and its subsidiaries are participants in various legal actions. It is the opinion of management that none of the known legal actions will have a material impact on the Company’s financial position, results of operations or liquidity.
Note 8—Operating Leases
The Company is the lessee under operating leases covering real estate and office equipment under non-cancelable operating lease agreements that expire at various times. Future minimum lease payments under non-cancelable operating leases that were in effect at June 30, 2013 total $9.3 million and are payable as follows: fiscal 2014—$3.6 million; fiscal 2015—$3.2 million; fiscal 2016—$1.6 million; fiscal 2017—$0.5 million; fiscal 2018—$0.3 million and thereafter—$0.1 million. Operating lease expense was $4.5 million, $4.1 million and $3.6 million for the twelve months ended June 30, 2013, June 30, 2012 and June 30, 2011.
Note 9—Stockholders’ Equity
Preferred Stock
The Company has 5.0 million shares of preferred stock authorized, none of which was issued or outstanding at June 30, 2013 or June 30, 2012.
Treasury Shares
On November 6, 2012 our Board of Directors approved an extension of a stock buyback program that allows the Company to purchase up to 2,113,497 shares of common stock provided that such purchases do not exceed $25.0 million in any calendar year through calendar year 2014 if sufficient liquidity exists and we believe that it is in the best interest of the stockholders. The Company may elect to purchase shares under this program.
In addition to the stock buyback program, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix withheld 107,344 and 52,992 shares of common stock during fiscal 2013 and fiscal 2012, respectively, to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares. The Company has 1,779,593 treasury shares as of June 30, 2013 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.
Note 10—Stock-Based Compensation
Total stock-based compensation expense for the twelve months ended June 30, 2013, June 30, 2012, and June 30, 2011 was $3.8 million, $3.5 million and $2.4 million, respectively. Measured but unrecognized stock-based compensation expense at June 30, 2013 was $9.1 million, of which $8.5 million related to nonvested deferred shares and $0.6 million related to stock options. These amounts are expected to be recognized as expense over a weighted average period of 1.9 years. The recognized tax benefit related to the stock-based compensation expense for the 12 months ended June 30, 2013, June 30, 2012 and June 30, 2011 totaled $1.6 million, $1.3 million and $0.9 million, respectively.
Plan Information
Matrix Service Company's 2012 Stock and Incentive Compensation Plan ("2012 Plan") provides stock-based and cash-based incentives for officers, other key employees and directors. Stock options, restricted stock, restricted stock units, stock appreciation rights and performance shares can be issued under this plan. All future grants of stock awards will be made through the 2012 Plan. Upon approval of the 2012 Plan by the Company's stockholders, the 2004 Stock Incentive Plan ("2004 Plan") was frozen with the exception of normal vesting, forfeiture and other activity associated with awards previously granted under the 2004 Plan. Awards totaling 2,300,000 shares and 1,300,000 shares have been authorized under the 2004 and 2012 Plans, respectively. At June 30, 2013, there were approximately 1,078,000 shares available for grant under the 2012 Plan.

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Stock Options
Stock options are granted at the market value of the Company’s common stock on the grant date and expire after 10 years. The Company’s policy is to issue shares upon the exercise of stock options from its treasury shares, if available. The Company did not award any new stock options in fiscal 2013.
Stock option activity and related information for the year ended June 30, 2013 is as follows:

	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Aggregate Intrinsic Value
		(Years)		(In thousands)
Outstanding at June 30, 2012	491,040	5.5	$9.29
Granted	—		$—
Exercised	(97,840)		$8.94	$616
Cancelled	(1,200)		$10.19
Outstanding at June 30, 2013	392,000	5.5	$9.38	$2,430
Vested or expected to vest at June 30, 2013	387,703	5.4	$9.37	$2,409
Exercisable at June 30, 2013	167,800	1.5	$8.29	$1,223
The Company uses the Black-Scholes option pricing model to estimate grant date fair value for each stock option granted. Expected volatility is based on the historic volatility of the Company’s stock. The risk-free rate is based on the applicable United States Treasury Note rate. The expected life of the option is based on historical and expected future exercise behavior.
Assumptions used to calculate the fiscal 2012 grant date fair value and the fair value calculated was as follows:

2012
Grant date fair value	$5.61
Risk-free interest rate	0.88%
Expected volatility	66.19%
Expected life in years	5.00
Expected dividend yield	—
The total intrinsic value of stock options exercised during fiscal 2013, 2012, and 2011 was $0.6 million, $0.1 million and $0.2 million, respectively.
The following table summarizes information about stock options at June 30, 2013:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Options Exercisable	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
			(Years)			(Years)
$4.60 – $ 5.49	65,700	$4.83	1.5	65,700	$4.83	1.5
8.93 – 12.20	326,300	10.29	6.2	102,100	10.52	1.5
$4.60 – $12.20	392,000	$9.38	5.5	167,800	$8.29	1.5

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Nonvested Deferred Shares
The Company has issued nonvested deferred shares under the following types of arrangements:

•
Time based awards—Employee awards generally vest in four or five year equal annual installments beginning one year after the grant date. Director awards cliff vest on the earlier of three years or upon retirement from the Board.

•
Market based awards—These awards are in the form of perfomance units which vest 3 years after the grant date only if the Company’s common stock achieves certain levels when compared to the total shareholder return of a peer group of companies as selected by the Compensation Committee of the Board of Directors. The payout is pro-rated and can range from zero to 200% of the original award. These awards are settled entirely in stock. As of June 30, 2013, there are approximately 228,000 performance units that are scheduled to vest in fiscal 2016.

All awards vest upon the death or disability of the participant or upon a change of control of the Company.
The grant date fair value of the time based awards is determined by the market value of the Company's common stock on the grant date. The grant date fair value of the market based awards is calculated using a Monte Carlo model. For the fiscal 2013 grant, the model estimated the fair value of the award based on approximately 100,000 simulations of the future prices of the Company's common stock compared to the future prices of the common stock of its peer companies based on historical volatilities. The model also took into account the expected dividends over the performance period.
Nonvested deferred share activity for the twelve months ended June 30, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested shares at June 30, 2012	970,994	$10.75
Shares granted	503,268	$10.96
Shares vested and released	(367,449)	$11.15
Shares cancelled	(76,153)	$9.24
Nonvested shares at June 30, 2013	1,030,660	$10.71
There were 364,600 and 405,500 deferred shares granted in fiscal 2012 and 2011 with average grant date fair values of $9.99 and $10.57, respectively. There were 367,449, 184,149 and 126,428 deferred shares that vested and were released in fiscal 2013, 2012 and 2011 with weighted average fair values of $10.69, $10.23 and $9.52 per share, respectively.
Note 11—Earnings per Common Share
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

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

 The computation of basic and diluted EPS is as follows:

	Twelve Months Ended
	June 30, 2013	June 30, 2012	June 30, 2011
	(In thousands, except per share data)
Basic EPS:
Net income	$24,008	$17,188	$18,982
Weighted average shares outstanding	25,962	25,921	26,406
Basic EPS	$0.92	$0.66	$0.72
Diluted EPS:
Weighted average shares outstanding—basic	25,962	25,921	26,406
Dilutive stock options	81	79	93
Dilutive nonvested deferred shares	315	298	187
Diluted weighted average shares	26,358	26,298	26,686
Diluted EPS	$0.91	$0.65	$0.71
The following securities are considered antidilutive and have been excluded from the calculation of diluted earnings per share:

	Twelve Months Ended
	June 30, 2013	June 30, 2012	June 30, 2011
	(In thousands)
Stock options	193	267	105
Nonvested deferred shares	2	3	13
Total antidilutive securities	195	270	118
Note 12—Employee Benefit Plans
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
The Company’s matching contributions were $3.4 million, $3.3 million and $3.0 million for the twelve months ended June 30, 2013, 2012, and 2011.
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

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

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
In September 2011, the FASB issued ASU 2011-9, requiring employers to provide additional quantitative and qualitative disclosures for multiemployer plans. Our participation in significant plans for the fiscal year ended June 30, 2013 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number. The zone status is based on the latest information that the Company received from the plan and is certified by the plan’s actuary. Plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are generally less than 80 percent funded, and plans in the green zone are generally at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Surcharge Imposed” column includes plans in a red zone status that require a payment of a surcharge in excess of regular contributions. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending or Implemented	Company Contributions Fiscal Year			Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement
		2013	2012		2013	2012	2011
					(In thousands)
Joint Pension Fund Local Union 164 IBEW (1)	22-6031199/001	Yellow	Yellow	Yes	$3,943	$1,538	$3,054	No	5/31/2014
Boilermaker-Blacksmith National Pension Trust	48-6168020/001	Yellow	Yellow	Yes	2,882	2,845	3,783	No	Described below (2)
Joint Pension Fund of Local Union No 102	22-1615726/001	Green	Green	Yes	2,387	1,608	951	No	5/31/2014
IBEW Local 456 Pension Plan	22-6238995/001	Yellow	Yellow	Yes	2,384	977	440	No	11/30/2013
Local 351 IBEW Pension Plan	22-3417366/001	Yellow	Yellow	Yes	2,281	1,140	2,932	No	9/30/2013
Steamfitters Local Union No 420 Pension Plan	23-2004424/001	Red	Red	Yes	1,622	813	878	No	4/30/2014
	Contributions to other multiemployer plans				8,966	7,616	8,765
		Total contributions made			$24,465	$16,537	$20,803

(1)	Our contributions for the Joint Pension Fund Local Union 164 IBEW exceeded 5% of total contributions for the 2011 plan year. This information was not available for 2012.

(2)
Our collective bargaining agreements with the Boilermaker-Blacksmith National Pension Trust are under a National Maintenance Agreement platform which is evergreen in terms of expiration. However, the agreements allow for termination of the collective bargaining agreement by either party with a predetermined written notice.

Employee Stock Purchase Plan
The Matrix Service Company 2011 Employee Stock Purchase Plan (“ESPP”) was effective January 1, 2011. The ESPP allows employees to purchase shares through payroll deductions and members of the Board of Directors to purchase shares from amounts withheld from their cash retainers. Share purchases are limited to an aggregate market value of no greater than $60,000 per calendar year per participant and are purchased at market value with no discount to the participant. Contributions

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

are with after tax earnings and are accumulated in non-interest bearing accounts for quarterly purchases of company stock. Upon the purchase of shares, the participants receive all stockholder rights including dividend and voting rights, and are permitted to sell their shares at any time. The Company has made 1,000,000 shares available under the ESPP. The ESPP can be terminated at the discretion of the Board of Directors or on January 2, 2021. Shares are issued from Treasury Stock under the ESPP. 4,452 shares were issued in fiscal 2013, 4,395 shares in fiscal 2012, and 699 shares in fiscal 2011.
Note 13—Segment Information
We operate our business through four reportable segments: Electrical Infrastructure, Oil Gas & Chemical, Storage Solutions, and Industrial.
The Electrical Infrastructure segment primarily encompasses high voltage services to investor owned utilities, including construction of new substations, upgrades of existing substations, short-run transmission line installations, distribution upgrades and maintenance, and storm restoration services. We also provide construction and maintenance services to a variety of power generation facilities, such as combined cycle plants, coal fired power stations, and renewable energy installations.
The Oil Gas & Chemical segment includes our traditional turnaround activities, plant maintenance services and construction in the downstream petroleum industry. Another key offering is industrial cleaning services, which include hydroblasting, hydroexcavating, chemical cleaning and vacuum services. We also perform work in the industrial and natural gas, gas processing and compression, and upstream petroleum markets.
The Storage Solutions segment includes new construction of crude and refined products aboveground storage tanks, as well as planned and emergency maintenance services. Also included in the Storage Solutions segment is work related to specialty storage tanks including LNG, LIN/LOX, and LPG tanks and other specialty vessels including spheres. Finally, the Storage Solutions segment includes balance of plant work in storage terminals and tank farms.
The Industrial segment includes work in the mining and minerals industry, bulk material handling, fertilizer production facilities, as well as work for clients in other industrial markets.
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

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Results of Operations
(In thousands)

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Unallocated Corporate	Total
Twelve months ended June 30, 2013
Gross revenues	$171,204	$273,979	$395,794	$54,321	$—	$895,298
Less: inter-segment revenues	—	131	2,593	—	—	2,724
Consolidated revenues	171,204	273,848	393,201	54,321	—	892,574
Gross profit	21,754	32,879	37,455	2,614	—	94,702
Operating income (loss)	11,185	15,415	11,904	(1,790)	—	36,714
Segment assets	64,771	75,591	159,149	27,347	83,120	409,978
Capital expenditures	2,129	2,942	9,929	1,645	6,586	23,231
Depreciation and amortization expense	2,167	2,943	6,740	932	—	12,782
Twelve months ended June 30, 2012
Gross revenues	$135,086	$206,031	$380,488	$19,983	$—	$741,588
Less: inter-segment revenues	—	208	2,334	—	—	2,542
Consolidated revenues	135,086	205,823	378,154	19,983	—	739,046
Gross profit	16,676	20,070	42,393	479	—	79,618
Operating income (loss)	7,609	8,134	17,493	(1,601)	—	31,635
Segment assets	51,998	53,567	150,543	14,018	53,009	323,135
Capital expenditures	2,581	2,346	3,929	741	3,937	13,534
Depreciation and amortization expense	1,823	2,838	6,309	515	—	11,485
Twelve months ended June 30, 2011
Gross revenues	$151,065	$143,753	$299,762	$33,934	$—	$628,514
Less: inter-segment revenues	7	399	1,056	—	—	1,462
Consolidated revenues	151,058	143,354	298,706	33,934	—	627,052
Gross profit	18,337	13,647	38,779	4,151	—	74,914
Operating income	9,111	3,105	16,612	2,072	—	30,900
Segment assets	46,411	42,801	131,050	19,542	66,632	306,436
Capital expenditures	2,511	908	4,098	9	2,890	10,416
Depreciation and amortization expense	1,613	2,490	6,533	431	—	11,067

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Geographical information is as follows:

	Revenues
	Twelve Months Ended
	June 30, 2013	June 30, 2012	June 30, 2011
	(In thousands)
Domestic	$814,879	$674,496	$596,756
International	77,695	64,550	30,296
	$892,574	$739,046	$627,052

	Long-Lived Assets
	June 30, 2013	June 30, 2012	June 30, 2011
	(In thousands)
Domestic	$101,581	$85,290	$83,312
International	12,378	6,132	6,693
	$113,959	$91,422	$90,005
Information about Significant Customers
In fiscal 2013, one customer accounted for 10.7% of our consolidated revenue and 24.3% of our Storage Solutions revenue and an additional customer accounted for 10.6% of our Storage Solutions revenue. Four other customers accounted for 24.9%, 19.6%, 12.6% and 11.1% of our Electrical Infrastructure revenue, respectively. An additional three customers accounted for 20.7%, 16.1% and 10.0% of our Oil Gas & Chemical revenue, respectively. Three more customers accounted for 23.3%, 20.5% and 16.4% of our Industrial revenue, respectively.
In fiscal 2012, one customer accounted for 11.0% of our consolidated revenue and 35.1% of our Oil Gas & Chemical revenue and an additional customer accounted for 16.2% of our Oil Gas & Chemical revenue. Another customer accounted for 10.7% of our consolidated revenue and 20.9% of our Storage Solutions revenue. Three other customers accounted for 18.6%, 11.8% and 11.2% of our Electrical Infrastructure revenue, respectively. An additional four customers accounted for 25.7%, 18.1%, 15.3% and 12.2% of our Industrial revenue, respectively.
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

Matrix Service Company
Quarterly Financial Data (Unaudited)
Fiscal Years Ended June 30, 2013 and June 30, 2012

	First Quarter	Second Quarter(a)	Third Quarter	Fourth Quarter(b)
	(In thousands, except per share amounts)
Fiscal Year 2013
Revenues	$209,608	$221,436	$225,970	$235,560
Gross profit	22,244	22,333	23,126	26,999
Operating income	7,924	8,772	8,431	11,587
Net income	4,684	5,436	6,521	7,367
Earnings per common share:
Basic	0.18	0.21	0.25	0.28
Diluted	0.18	0.21	0.25	0.28
Fiscal Year 2012
Revenues	$169,321	$200,964	$183,899	$184,862
Gross profit	18,093	23,098	19,771	18,656
Operating income	6,610	11,200	7,415	6,410
Net income	3,509	7,031	4,862	1,786
Earnings per common share:
Basic	0.13	0.27	0.19	0.07
Diluted	0.13	0.27	0.19	0.07

(a)	The second quarter of fiscal 2013 includes a pretax charge on a Canadian project of $3.3 million.

(b)
The fourth quarter of fiscal 2013 includes a pretax charge on a Canadian project of $0.6 million. The fourth quarter of fiscal 2012 included an income tax charge of $3.1 million. The income tax charge represents adjustments of $2.1 million for prior fiscal years and $1.0 million in fiscal 2012, of which $0.2 million related to fourth quarter activity.

A detailed discussion of the Canadian project charges are included in Note 3 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report on Form 10-K.
The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to changes in the average number of common shares outstanding and rounding.

Matrix Service Company
Schedule II—Valuation and Qualifying Accounts
June 30, 2013, June 30, 2012, and June 30, 2011
(In thousands)

COL. A	COL. B	COL. C ADDITIONS				COL. D		COL. E
	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts—Describe		Deductions—Describe		Balance at End of Period
Fiscal Year 2013
Deducted from asset accounts:
Allowance for doubtful accounts	$1,201	$725		$(666)	(A)	$(465)	(B)	$795
Valuation reserve for deferred tax assets	230	(140)		—		—		90
Total	$1,431	$585		$(666)		$(465)		$885
Fiscal Year 2012
Deducted from asset accounts:
Allowance for doubtful accounts	$1,428	$23		$(250)	(A)	$—		$1,201
Valuation reserve for deferred tax assets	774	(544)	(C)	—		—		230
Total	$2,202	$(521)		$(250)		$—		$1,431
Fiscal Year 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$1,404	$24		$—		$—		$1,428
Valuation reserve for deferred tax assets	774	—		—		—		774
Total	$2,178	$24		$—		$—		$2,202

(A)	Collection of a fully reserved receivable recognized as revenue.

(B)	Receivables written off against allowance for doubtful accounts.

(C)	Release of the valuation allowance on foreign tax credit carryovers which have now been determined to be utilizable.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2013.
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
Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to the Company’s directors and corporate governance is incorporated herein by reference to the sections entitled “Proposal Number 1: Election of Directors” and “Corporate Governance and Board Matters” in the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (“Proxy Statement”). The information required by this item with respect to the Company’s executive officers is incorporated herein by reference to the section entitled “Executive Officer Information” in the Proxy Statement. The information required by this item with respect to the Section 16 ownership reports is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
The Company has adopted a Code of Business Conduct and Ethics applicable to all directors, officers and employees, including the principal executive officer, principal financial officer and principal accounting officer of the Company. In addition, we have adopted Corporate Governance Guidelines for the Board of Directors and Charters for the Audit, Compensation and Nominating and Corporate Governance Committees of the Board of Directors. The current version of these corporate governance documents is publicly available in the “Investors” section of the Company’s website at matrixservicecompany.com under “Corporate Governance.” If we make any substantive amendments to the Code of Business Conduct and Ethics, or grant any waivers, including implicit waivers, from the Code of Business Conduct and Ethics applicable to the principal executive officer, principal financial officer or principal accounting officer, or any person performing similar functions, we will disclose such amendment or waiver on our website or in a report on Form 8-K.
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

(2) Financial Statement Schedules
The financial statement schedule is filed as a part of this report under Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended June 30, 2013, June 30, 2012 and June 30, 2011, immediately following Quarterly Financial Data (Unaudited). All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

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

3.3
Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock pursuant to Section 151 of the General Corporation Law of the State of Delaware dated July 11, 2005 (Exhibit 3.5 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 17, 2005, is hereby incorporated by reference).

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

+10.1
Matrix Service Company 1990 Incentive Stock Option Plan (Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 33-36081) filed June 12, 1990, is hereby incorporated by reference).

+10.2
Matrix Service Company 1991 Incentive Stock Option Plan (Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-56945) filed June 16, 1998, is hereby incorporated by reference).

+10.3
Matrix Service Company 1995 Nonemployee Directors’ Stock Option Plan (Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-02771) filed April 23, 1996, is hereby incorporated by reference).

+10.4
Amendment No. 1 to the Matrix Service Company 1995 Nonemployee Directors’ Stock Option Plan (Exhibit B to the Company’s 2005 Proxy Statement filed September 16, 2005 (File No. 1-15461), is hereby incorporated by reference).

+10.5	Form of Stock Option Award Agreement (1995 Directors' Plan) (Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 4, 2006, is hereby incorporated by reference).

+10.6	Matrix Service Company 2004 Stock Incentive Plan (Appendix B to the Company’s Proxy Statement filed September 15, 2006 (File No. 1-15461), is hereby incorporated by reference).

+10.7	Amendment 1 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10 to Amended Schedule 14A filed October 4, 2006 (File No. 1-15461), is hereby incorporated by reference).

+10.8	Amendment 2 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 5, 2008, is hereby incorporated by reference).

+10.9	Amendment 3 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit A to the Company’s Proxy Statement filed September 11, 2009 (File No. 1-15461), is hereby incorporated by reference).

+10.10
Form of Restricted Stock Unit Award Agreement for non-employee directors (2004 Stock Incentive Plan) (Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed September 28, 2010 (the “2010 10-K”), is hereby incorporated by reference).

+10.11
Form of Restricted Stock Unit Award Agreement for employees (2004 Stock Incentive Plan - time-based) (Exhibit 10.11 to the Company's Annual Report on Form 10-K (File No. 1-15461) filed September 6, 2012 (the "2012 10-K"), is hereby incorporated by reference).

+10.12	Form of Restricted Stock Unit Award Agreement for executive management (2004 Stock Incentive Plan – performance based) (Exhibit 10.10 to the 2010 10-K is hereby incorporated by reference).

+10.13	Form of Stock Option Award Agreement (2004 Stock Incentive Plan – Incentive Stock Options) (Exhibit 10.13 to the 2012 10-K is hereby incorporated by reference).

+10.14	Form of Stock Option Award Agreement (2004 Stock Incentive Plan – Non-qualified) (Exhibit 10.14 to the 2012 10-K is hereby incorporated by reference).

+10.15	Matrix Service Company 2012 Stock and Incentive Compensation Plan (Attachment A to the Company's Proxy Statement (File No. 1-15461) filed October 10, 2012, is hereby incorporated by reference).

+10.16
Long-Term Incentive Award Agreement (2012 Stock and Incentive Compensation Plan) (Exhibit 10 to the Company's Quarterly Report on Form 10-Q (File No. 1-15461) filed February 7, 2013, is hereby incorporated by reference).

+10.17	Form of Severance Agreement (Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 1-15461) filed October 27, 2006, is hereby incorporated by reference).

+10.18	Form of Amendment to Severance Agreement, (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461) filed January 8, 2009, is hereby incorporated by reference).

+10.19
Amended and Restated Deferred Compensation Plan for Members of the Board of Directors (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461) filed January 8, 2009, is hereby incorporated by reference).

+10.20
Amendment 1 to Amended and Restated Deferred Compensation Plan for Members of the Board of Directors (Exhibit 10 to the Company's Quarterly Report on Form 10-Q (File No. 1-15461) filed November 9, 2012, is hereby incorporated by reference).

10.21
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

*Filed herewith

+Management Contract or Compensatory Plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Matrix Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrix Service Company

Date : September 6, 2013	By:	/S/ John R. Hewitt
John R. Hewitt, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ John R. Hewitt	President, Chief Executive Officer and Director	September 6, 2013
John R. Hewitt	(Principal Executive Officer)

/S/ Kevin S. Cavanah	Vice President and Chief Financial Officer	September 6, 2013
Kevin S. Cavanah	(Principal Accounting and Principal Financial Officer)

/S/ Michael J. Hall	Chairman of the Board of Directors	September 6, 2013
Michael J. Hall

/S/ I. Edgar Hendrix	Director	September 6, 2013
I. Edgar Hendrix

S/ Paul K. Lackey	Director	September 6, 2013
Paul K. Lackey

/S/ Tom E. Maxwell	Director	September 6, 2013
Tom E. Maxwell

/S/ Jim W. Mogg	Director	September 6, 2013
Jim W. Mogg

Index to Exhibits

3.1	Amended and Restated Certificate of Incorporation (Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 333-156814) filed January 21, 2009, is hereby incorporated by reference).

3.2
Certification of Designations, Preferences and Rights of Series B Junior Preferred Stock dated November 12, 1999 (Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (File No. 333-117077) filed July 1, 2004, is hereby incorporated by reference).

3.3
Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock pursuant to Section 151 of the General Corporation Law of the State of Delaware dated July 11, 2005 (Exhibit 3.5 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 17, 2005, is hereby incorporated by reference).

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

+10.1
Matrix Service Company 1990 Incentive Stock Option Plan (Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 33-36081) filed June 12, 1990, is hereby incorporated by reference).

+10.2
Matrix Service Company 1991 Incentive Stock Option Plan (Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-56945) filed June 16, 1998, is hereby incorporated by reference).

+10.3
Matrix Service Company 1995 Nonemployee Directors’ Stock Option Plan (Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-02771) filed April 23, 1996, is hereby incorporated by reference).

+10.4
Amendment No. 1 to the Matrix Service Company 1995 Nonemployee Directors’ Stock Option Plan (Exhibit B to the Company’s 2005 Proxy Statement filed September 16, 2005 (File No. 1-15461), is hereby incorporated by reference).

+10.5	Form of Stock Option Award Agreement (1995 Directors' Plan) (Exhibit 10.6 to the Company’s Annual report on Form 10-K (File No, 1-15461) filed August 4, 2006, is hereby incorporated by reference).

+10.6	Matrix Service Company 2004 Stock Incentive Plan (Appendix B to the Company’s Proxy Statement filed September 15, 2006 (File No. 1-15461), is hereby incorporated by reference).

+10.7	Amendment 1 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10 to Amended Schedule 14A filed October 4, 2006 (File No. 1-15461), is hereby incorporated by reference).

+10.8	Amendment 2 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 5, 2008, is hereby incorporated by reference).

+10.9	Amendment 3 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit A to the Company’s Proxy Statement filed September 11, 2009 (File No. 1-15461), is hereby incorporated by reference).

+10.10
Form of Restricted Stock Unit Award Agreement for non-employee directors (2004 Stock Incentive Plan) (Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed September 28, 2010 (the “2010 10-K”), is hereby incorporated by reference).

+10.11
Form of Restricted Stock Unit Award Agreement for employees (2004 Stock Incentive Plan - time-based) (Exhibit 10.11 to the Company's Annual Report on Form 10-K (File No. 1-15461) filed September 6, 2012 (the "2012 10-K"), is hereby incorporated by reference.

+10.12	Form of Restricted Stock Unit Award Agreement for executive management (2004 Stock Incentive Plan – performance based) (Exhibit 10.10 to the 2010 10-K is hereby incorporated by reference).

+10.13	Form of Stock Option Award Agreement (2004 Stock Incentive Plan – Incentive Stock Options) (Exhibit 10.13 to the 2012 10-K is hereby incorporated by reference).

+10.14	Form of Stock Option Award Agreement (2004 Stock Incentive Plan – Non-qualified) (Exhibit 10.14 to the 2012 10-K is hereby incorporated by reference).

+10.15	Matrix Service Company 2012 Stock and Incentive Compensation Plan (Attachment A to the Company's Proxy Statement (File No. 1-15461) filed October 10, 2012, is hereby incorporated by reference).

+10.16
Long-Term Incentive Award Agreement (2012 Stock and Incentive Compensation Plan) (Exhibit 10 to the Company's Quarterly Report on Form 10-Q (File No. 1-15461) filed February 7, 213, is hereby incorporated by reference).

+10.17	Form of Severance Agreement (Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 1-15461) filed October 27, 2006, is hereby incorporated by reference).

+10.18	Form of Amendment to Severance Agreement, (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461) filed January 8, 2009, is hereby incorporated by reference).

+10.19
Amended and Restated Deferred Compensation Plan for Members of the Board of Directors (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461) filed January 8, 2009, is hereby incorporated by reference).

+10.20
Amendment 1 to Amended and Restated Deferred Compensation Plan for Members of the Board of Directors (Exhibit 10 to the Company's Quarterly Report on From 10-Q (File No. 1-15461) filed November 9, 2012, is hereby incorporated by reference).

10.21
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

*Filed herewith.

+Management Contract or Compensatory Plan.