Form 10-Q
period 2013-09-30
MATRIX SERVICE CO
filed 2013-11-08
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2013 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,193,467 shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30, 2013	September 30, 2012
Revenues	$226,217	$209,608
Cost of revenues	200,741	187,364
Gross profit	25,476	22,244
Selling, general and administrative expenses	14,714	14,320
Operating income	10,762	7,924
Other income (expense):
Interest expense	(223)	(183)
Interest income	5	8
Other	(88)	57
Income before income tax expense	10,456	7,806
Provision for federal, state and foreign income taxes	3,904	3,122
Net income	$6,552	$4,684
Basic earnings per common share	$0.25	$0.18
Diluted earnings per common share	$0.25	$0.18
Weighted average common shares outstanding:
Basic	26,116	25,788
Diluted	26,647	26,148
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2013	September 30, 2012
Net income	$6,552	$4,684
Other comprehensive income, net of tax:
Foreign currency translation adjustments	302	467
Comprehensive income	$6,854	$5,151
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	September 30, 2013	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$79,762	$63,750
Accounts receivable, less allowances (September 30, 2013—$70 and June 30, 2013—$795)	150,473	140,840
Costs and estimated earnings in excess of billings on uncompleted contracts	66,678	73,773
Deferred income taxes	6,063	5,657
Inventories	3,172	2,988
Income taxes receivable	—	3,032
Other current assets	6,662	6,234
Total current assets	312,810	296,274
Property, plant and equipment at cost:
Land and buildings	29,667	29,649
Construction equipment	71,132	69,998
Transportation equipment	37,126	34,366
Office equipment and software	18,763	18,426
Construction in progress	9,559	9,080
	166,247	161,519
Accumulated depreciation	(92,920)	(90,218)
	73,327	71,301
Goodwill	30,887	30,836
Other intangible assets	7,378	7,551
Other assets	4,586	4,016
Total assets	$428,988	$409,978

See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	September 30, 2013	June 30, 2013
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$67,799	$68,961
Billings on uncompleted contracts in excess of costs and estimated earnings	75,783	62,848
Accrued wages and benefits	17,850	21,919
Accrued insurance	7,651	7,599
Income taxes payable	601	—
Other accrued expenses	2,558	3,039
Total current liabilities	172,242	164,366
Deferred income taxes	7,844	7,450
Long term debt	2,426	—
Total liabilities	182,512	171,816
Commitments and contingencies
Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of September 30, 2013, and June 30, 2013	279	279
Additional paid-in capital	119,063	118,190
Retained earnings	147,979	141,427
Accumulated other comprehensive income	529	227
	267,850	260,123
Less: Treasury stock, at cost—1,746,259 shares as of September 30, 2013, and 1,779,593 shares as of June 30, 2013	(21,374)	(21,961)
Total stockholders’ equity	246,476	238,162
Total liabilities and stockholders’ equity	$428,988	$409,978

See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2013	September 30, 2012
Operating activities:
Net income	$6,552	$4,684
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	3,720	2,826
Deferred income tax	(111)	98
Gain on sale of property, plant and equipment	(36)	(33)
Allowance for uncollectible accounts	(13)	705
Stock-based compensation expense	1,087	866
Other	49	8
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(9,620)	(49,515)
Costs and estimated earnings in excess of billings on uncompleted contracts	7,095	(9,036)
Inventories	(184)	(785)
Other assets	(1,048)	(1,292)
Accounts payable	(1,111)	12,541
Billings on uncompleted contracts in excess of costs and estimated earnings	12,935	15,344
Accrued expenses	(865)	2,591
Net cash provided (used) by operating activities	18,450	(20,998)
Investing activities:
Acquisition of property, plant and equipment	(5,763)	(5,092)
Proceeds from asset sales	279	37
Net cash used by investing activities	$(5,484)	$(5,055)

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2013	September 30, 2012
Financing activities:
Issuances of common stock	$356	$61
Capital lease payments	—	(22)
Excess tax benefit of exercised stock options and vesting of deferred shares	4	30
Advances under credit agreement	8,975	7,828
Repayments of advances under credit agreement	(6,549)	(4,473)
Treasury shares purchased by Employee Stock Purchase Plan	18	8
Other treasury share purchases	(4)	(350)
Net cash provided by financing activities	2,800	3,082
Effect of exchange rate changes on cash	246	415
Net increase (decrease) in cash and cash equivalents	16,012	(22,556)
Cash and cash equivalents, beginning of period	63,750	39,726
Cash and cash equivalents, end of period	$79,762	$17,170
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$58	$776
Interest	$146	$126
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$1,095	$649

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total
Balances, June 30, 2013	$279	$118,190	$141,427	$(21,961)	$227	$238,162
Net income	—	—	6,552	—	—	6,552
Other comprehensive income	—	—	—	—	302	302
Exercise of stock options (31,800 shares)	—	(204)	—	560	—	356
Tax effect of exercised stock options and vesting of deferred shares	—	3	—	—	—	3
Issuance of deferred shares (644 shares)	—	(11)	—	11	—	—
Treasury shares sold to Employee Stock Purchase Plan (1,127 shares)	—	(2)	—	20	—	18
Other treasury share purchases (237 shares)	—	—	—	(4)	—	(4)
Stock-based compensation expense	—	1,087	—	—	—	1,087
Balances, September 30, 2013	$279	$119,063	$147,979	$(21,374)	$529	$246,476

Balances, June 30, 2012	$279	$116,693	$117,419	$(24,065)	$771	$211,097
Net income	—	—	4,684	—	—	4,684
Other comprehensive income	—	—	—	—	467	467
Exercise of stock options (16,600 shares)	—	18	—	43	—	61
Tax effect of exercised stock options and vesting of deferred shares	—	(10)	—	—	—	(10)
Issuance of deferred shares (106,394 shares)	—	(276)	—	276	—	—
Treasury shares sold to Employee Stock Purchase Plan (686 shares)	—	6	—	2	—	8
Other treasury share purchases (33,454 shares)	—	—	—	(350)	—	(350)
Stock-based compensation expense	—	866	—	—	—	866
Balances, September 30, 2012	$279	$117,297	$122,103	$(24,094)	$1,238	$216,823
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting of normal recurring adjustments and other adjustments described herein, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2013, included in the Company’s Annual Report on Form 10-K for the year then ended.
The Company’s business is cyclical due to the scope and timing of projects released by our customers. Therefore, results from year to year can vary. Turnarounds and planned outages at customer facilities are typically scheduled in the spring and the fall when the demand is lower. As a result, quarterly operating results can exhibit seasonal fluctuations, especially in our Oil Gas & Chemical segment. We typically see a lower level of operating activity relating to construction projects during the winter months and early in the calendar year because many of our customers’ capital budgets have not been finalized. Our business can also be affected both positively and negatively by seasonal factors such as energy demand or weather conditions, including hurricanes, snowstorms, and abnormally low or high temperatures. Accordingly, results for any interim period may not necessarily be indicative of future operating results.
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

	September 30, 2013	June 30, 2013
	(in thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$848,334	$802,588
Billings on uncompleted contracts	857,439	791,663
	$(9,105)	$10,925
Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$66,678	$73,773
Billings on uncompleted contracts in excess of costs and estimated earnings	75,783	62,848
	$(9,105)	$10,925
Progress billings in accounts receivable at September 30, 2013 and June 30, 2013 included retentions to be collected within one year of $23.7 million and $19.9 million, respectively. Contract retentions collectible beyond one year totaled $3.6 million at September 30, 2013 and $3.1 million at June 30, 2013.

SME Receivables
The Company continues to pursue collection of a certain receivable acquired in connection with the purchase of S.M. Electric Company, Inc. in February 2009. The recorded values at September 30, 2013 include $0.7 million in claim receivables, which represents the Company’s best estimate of the amount to be collected under a claim, and an additional $2.9 million for amounts due under the related contract. Recovering the remaining receivables will require mediation or litigation and the ultimate amount realized may be significantly different than the recorded amounts, which could result in a material adjustment to future earnings.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other
There were no changes in estimates that caused a material impact to our results of operations during the periods presented herein.
Note 3 – Intangible Assets Including Goodwill
Goodwill
The changes in the carrying value of goodwill by segment are as follows:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Goodwill	$29,666	$8,088	$10,985	$7,097	$55,836
Cumulative impairment loss (A)	(17,653)	(3,000)	(922)	(3,425)	(25,000)
Net balance at June 30, 2013	12,013	5,088	10,063	3,672	30,836
Translation adjustment (B)	—	—	51	—	51
Net balance at September 30, 2013	$12,013	$5,088	$10,114	$3,672	$30,887

(A)	A $25.0 million impairment charge was recorded in February 2005 as a result of the Company’s operating performance in fiscal 2005.

(B)	The translation adjustment relates to the periodic translation of Canadian Dollar denominated goodwill recorded as a part of a prior Canadian acquisition.
Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At September 30, 2013
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 15	$2,460	$(795)	$1,665
Customer based	1 to 15	4,250	(626)	3,624
Non-compete agreements	3 to 5	808	(326)	482
Trade Name	5	165	(8)	157
Total amortizing intangibles		7,683	(1,755)	5,928
Trade name	Indefinite	1,450	—	1,450
Total intangible assets		$9,133	$(1,755)	$7,378

		At June 30, 2013
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 15	$2,460	$(753)	$1,707
Customer based	1 to 15	4,250	(542)	3,708
Non-compete agreements	3 to 5	808	(287)	521
Trade Name	5	165	—	165
Total amortizing intangibles		7,683	(1,582)	6,101
Trade name	Indefinite	1,450	—	1,450
Total intangible assets		$9,133	$(1,582)	$7,551

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Amortization expense totaled $0.2 million in the three months ended September 30, 2013 and $0.1 million in the three months ended September 30, 2012. Amortization expense is expected to be $0.7 million annually in fiscal years 2014 through 2016, and $0.6 million in fiscal years 2017 and 2018.
Note 4 – Debt
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
Amounts borrowed under the Credit Agreement bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The additional margin on Alternate Base Rate and LIBOR-based loans ranges between 0.75% and 1.5% and between 1.75% and 2.5%, respectively.
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
The Unused Credit Facility Fee is between 0.30% and 0.45% based on the Senior Leverage Ratio.

The Credit Agreement includes a Senior Leverage Ratio covenant which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended September 30, 2013, Consolidated EBITDA, as defined in the Credit Agreement, was $57.1 million. Accordingly, at September 30, 2013, the Company had full availability of the $125.0 million credit facility. Consolidated Funded Indebtedness at September 30, 2013 was $9.2 million.
Availability under the senior credit facility was as follows:

	September 30, 2013	June 30, 2013
	(In thousands)
Senior credit facility	$125,000	$125,000
Borrowings outstanding	2,426	—
Letters of credit	13,625	13,372
Availability under the senior credit facility	$108,949	$111,628
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
Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $10.3 million at September 30, 2013 and $9.1 million at June 30, 2013. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.
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
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended
	September 30, 2013	September 30, 2012
	(In thousands, except per share data)
Basic EPS:
Net income	$6,552	$4,684
Weighted average shares outstanding	26,116	25,788
Basic EPS	$0.25	$0.18
Diluted EPS:
Weighted average shares outstanding – basic	26,116	25,788
Dilutive stock options	137	70
Dilutive nonvested deferred shares	394	290
Diluted weighted average shares	26,647	26,148
Diluted EPS	$0.25	$0.18

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended
	September 30, 2013	September 30, 2012
	(In thousands)
Stock options	—	327
Nonvested deferred shares	60	32
Total antidilutive securities	60	359

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8 – Segment Information
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Results of Operations
(In thousands)

	Three Months Ended
	September 30, 2013	September 30, 2012
Gross revenues
Electrical Infrastructure	$32,877	$33,270
Oil Gas & Chemical	62,792	67,097
Storage Solutions	108,546	105,418
Industrial	22,691	4,975
Total gross revenues	$226,906	$210,760
Less: Inter-segment revenues
Electrical Infrastructure	$—	$—
Oil Gas & Chemical	297	—
Storage Solutions	392	1,152
Industrial	—	—
Total inter-segment revenues	$689	$1,152
Consolidated revenues
Electrical Infrastructure	$32,877	$33,270
Oil Gas & Chemical	62,495	67,097
Storage Solutions	108,154	104,266
Industrial	22,691	4,975
Total consolidated revenues	$226,217	$209,608
Gross profit (loss)
Electrical Infrastructure	$3,330	$4,706
Oil Gas & Chemical	7,531	7,867
Storage Solutions	12,837	9,969
Industrial	1,778	(298)
Total gross profit	$25,476	$22,244
Operating income (loss)
Electrical Infrastructure	$1,300	$2,319
Oil Gas & Chemical	3,263	3,775
Storage Solutions	5,832	3,449
Industrial	367	(1,619)
Total operating income	$10,762	$7,924
Segment assets
Electrical Infrastructure	$59,018	$56,826
Oil Gas & Chemical	79,513	71,848
Storage Solutions	157,389	186,600
Industrial	35,801	14,179
Unallocated Corporate assets	97,267	33,397
Total segment assets	$428,988	$362,850

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes in our critical accounting policies from those reported in our fiscal 2013 Annual Report on Form 10-K filed with the SEC. For more information on our critical accounting policies, see Part II, Item 7 of our fiscal 2013 Annual Report on Form 10-K. The following section provides certain information with respect to our critical accounting estimates as of the close of our most recent quarterly period.
Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $10.3 million at September 30, 2013 and $9.1 million at June 30, 2013. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.
SME Receivables
The Company continues to pursue collection of certain receivables acquired in connection with the purchase of S.M. Electric Company, Inc. in February 2009. The recorded values at September 30, 2013 include $0.7 million in claim receivables, which represents the Company’s best estimate of the amount to be collected under a claim, and an additional $2.9 million for amounts due under the related contract. Recovering the remaining receivables will require mediation or litigation and the ultimate amount realized may be significantly different than the recorded amounts, which could result in an adjustment to future earnings.
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
Goodwill
The Company has five significant reporting units with goodwill representing 39%, 19%, 13%, 10% and 10% of the total goodwill balance. Our most recent annual goodwill impairment test, performed in the fourth quarter of fiscal 2013, indicated that the fair value of these reporting units exceeded their respective carrying values by 64%, 224%, 144%, 149% and 123%. The remaining 9% of total goodwill is spread between two other reporting units. Based on the excess of estimated fair value over carrying value and the absence of any indicators of impairment at September 30, 2013, the Company does not currently anticipate recording a goodwill impairment charge for any of its operating units.
Other Intangible Assets
Intangible assets that have finite useful lives are amortized by the straight-line method over their useful lives ranging from 1 to 15 years. Intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. Each reporting period, we evaluate the remaining useful lives of intangible assets not being amortized to determine whether facts and circumstances continue to support an indefinite useful life and review both amortizing and non-amortizing intangible assets for impairment indicators. Based on these reviews, the Company has determined that the indefinite lives assigned to its indefinite lived intangible assets are appropriate and no impairment indicators exist at September 30, 2013.
Recently Issued Accounting Standards
Accounting Standards Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities
In December 2011, the FASB issued Accounting Standards Update No. 2011-11,“Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11) and in January 2013, the FASB issued Accounting Standards Update No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11, as clarified, enhances disclosures surrounding offsetting (netting) assets and liabilities. The standard applies to derivatives, repurchase agreements and securities lending transactions and requires companies to disclose gross and net information about financial instruments and derivatives eligible for offset and to disclose financial instruments and derivatives subject to master netting arrangements in financial statements. ASU 2011-11 was effective for us beginning with the first quarter of fiscal 2014. The adoption of this standard did not have a material impact on our consolidated financial statements.
Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" (ASU 2013-02). ASU 2013-02 requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income, by component, either on the face of the financial statements or in the notes to the financial statements and is intended to help entities improve the transparency of changes in other comprehensive income. ASU 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 was effective for reporting periods beginning after December 15, 2012. The adoption of this standard did not have a material impact on our consolidated financial statements.
Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date
In February 2013, the FASB issued Accounting Standards Update No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date" (ASU 2013-04). ASU 2013-04 addresses the recognition, measurement and disclosure of obligations when multiple parties incur joint liabilities where the total amount of the obligation is fixed at the financial reporting date. This standard requires the recognition of the total amount of the liability that the parties are obligated to pay under an arrangement, along with any additional amount the company might expect to pay on behalf of other parties to the liability. ASU 2013-04 is effective for periods beginning after December 15, 2013. We currently do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
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
Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
Consolidated
Consolidated revenues were $226.2 million for the three months ended September 30, 2013, an increase of $16.6 million, or 7.9%, from consolidated revenues of $209.6 million in the same period in the prior fiscal year. The increase in consolidated revenues was a result of increases in Industrial and Storage Solutions revenues, which increased $17.7 million and $3.9 million, respectively, partially offset by decreases in our Oil Gas & Chemical and Electrical Infrastructure segments of $4.6 million and $0.4 million, respectively.

Consolidated gross profit increased from $22.2 million in the three months ended September 30, 2012 to $25.5 million in the three months ended September 30, 2013. The increase of $3.3 million, or 14.9%, was due to higher revenues, and higher gross margins which increased to 11.3% in the first quarter of fiscal 2014 compared to 10.6% a year earlier.
Consolidated SG&A expenses were $14.7 million in the three months ended September 30, 2013 compared to $14.3 million in the same period a year earlier. SG&A expense as a percentage of revenue was 6.5% in the three months ended September 30, 2013 compared to 6.8% in the same period a year earlier. Last year's SG&A expenses included charges related to the previously discussed branding initiative and a bad debt charge.
Net interest expense was $0.2 million in the three months ended September 30, 2013 and 2012.
The effective tax rate was 37.3% for the three months ended September 30, 2013 and 40.0% for the three months ended September 30, 2012.
Electrical Infrastructure
Revenues for the Electrical Infrastructure segment were $32.9 million for the three months ended September 30, 2013 compared to $33.3 million in the same period a year earlier. The decline in revenues was attributable to lower storm related revenues in fiscal 2014 largely offset by higher revenues across the remainder of the segment. Gross margins were 10.1% in the three months ended September 30, 2013 compared to 14.1% for the three months ended September 30, 2012. Fiscal 2014 margins were negatively affected by the mix of work leading to lower direct margins and higher unrecovered overhead costs. Fiscal 2013 margins were positively affected by higher levels of storm restoration work.
Oil Gas & Chemical
Revenues for the Oil Gas & Chemical segment were $62.5 million in the three months ended September 30, 2013 compared to $67.1 million in the same period a year earlier. The decrease of $4.6 million, or 6.9%, was primarily due to a lower level of capital construction projects partially offset by higher industrial cleaning work. Gross margins were 12.1% in the three months ended September 30, 2013 compared to 11.7% in the same period a year earlier.
Storage Solutions
Revenues for the Storage Solutions segment increased to $108.1 million in the three months ended September 30, 2013 compared to $104.2 million in the same period a year earlier. The increase of $3.9 million, or 3.7%, was primarily due to higher levels of domestic work in our aboveground storage tank business. Gross margins increased from 9.6% in the three months ended September 30, 2012 to 11.9% in the same period in the current year. The higher margins for the three months ended September 30, 2013 was primarily due to higher direct margins related to strong project execution partially offset by higher unrecovered overhead costs.
Industrial
Revenues for the Industrial segment totaled $22.7 million in the three months ended September 30, 2013 compared to $5.0 million in the same period a year earlier. The increase of $17.7 million, or 354.0%, was primarily due to growth in our mining and minerals and material handling businesses as well as ongoing work on a previously announced project for the engineering, procurement and construction of specialty tanks in a nitrogen fertilizer complex. Gross margins were positive in the first quarter of fiscal 2014 at 7.8% compared to (6.0%) in the three months ended September 30, 2012. The improvement in gross margins is due to improved project execution and a higher recovery of construction overhead costs due to higher business volumes.
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
The following table provides a summary of changes in our backlog for the three months ended September 30, 2013:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2013	$103,520	$120,138	$319,718	$83,361	$626,737
Net awards	26,444	61,277	170,437	14,139	272,297
Revenue recognized	(32,877)	(62,495)	(108,154)	(22,691)	(226,217)
Backlog as of September 30, 2013	$97,087	$118,920	$382,001	$74,809	$672,817
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

A reconciliation of EBITDA to net income follows:

	Three Months Ended
	September 30, 2013	September 30, 2012
	(In thousands)
Net income	$6,552	$4,684
Interest expense	223	183
Provision for income taxes	3,904	3,122
Depreciation and amortization	3,720	2,826
EBITDA	$14,399	$10,815

FINANCIAL CONDITION AND LIQUIDITY
Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the three months ended September 30, 2013 were cash on hand at the beginning of the fiscal year, capacity under our senior revolving credit facility and cash generated from operations. Cash on hand at September 30, 2013 totaled $79.8 million and availability under the senior revolving credit facility totaled $108.9 million resulting in available liquidity of $188.7 million. We expect to fund our operations for the next twelve months through cash generated from operations, existing cash balances and borrowings under our credit facility.
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

Cash Flow in the Three Months Ended September 30, 2013
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities for the three months ended September 30, 2013 totaled $18.5 million. The various components of cash flows from operating activities are as follows:

Net Cash Provided by Operating Activities
(In thousands)

Net income	$6,552
Non-cash expenses	4,844
Deferred income tax	(111)
Cash effect of changes in operating assets and liabilities	7,202
Other	(37)
Net cash provided by operating activities	$18,450
The cash effect of significant changes in operating assets and liabilities include the following:

•
Accounts receivable increased by $9.6 million. The accounts receivable increase is due to the timing of billings particularly in the Oil Gas & Chemical and Industrial segments. We view this as a normal short-term fluctuation.

•
The net change in the combined balance of costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs and estimated earnings caused an increase to cash of $20.0 million in the first quarter of fiscal 2014. This change was primarily attributable to our project portfolio permitting a higher degree of advanced billings in the first quarter of fiscal 2014 and a decrease in costs in excess of billings in the Electrical Infrastructure and Oil Gas & Chemical segments in the current period.

Cash Flows Used for Investing Activities
Investing activities used $5.5 million of cash in the first quarter of fiscal 2014. This was due to capital expenditures of $5.8 million offset by proceeds from asset dispositions of $0.3 million. Capital expenditures included $3.4 million for the purchase of construction equipment, $1.3 million for transportation equipment, $0.8 million for office equipment and software and $0.3 million for land and buildings.
Cash Flows Provided by Financing Activities
Financing activities provided $2.8 million of cash in the first quarter of fiscal 2014 primarily due to net cash borrowings of $2.4 million and stock issuances of $0.4 million. Cash borrowings were Canadian dollar advances under our credit agreement to settle intercompany cross currency payments.
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

Amounts borrowed under the Credit Agreement bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The additional margin on Alternate Base Rate and LIBOR-based loans ranges between 0.75% and 1.5% and between 1.75% and 2.5%, respectively.
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
The Unused Credit Facility Fee is between 0.30% and 0.45% based on the Senior Leverage Ratio.
As noted previously, the Credit Agreement includes a Senior Leverage Ratio covenant which provides that Consolidated Funded Indebtedness may not exceed 2.5 times Consolidated EBITDA, as defined in the agreement, over the previous four quarters. For the four quarters ended September 30, 2013, Consolidated EBITDA was $57.1 million. Accordingly, at September 30, 2013, the Company had full availability of the $125.0 million credit facility. Consolidated Funded Indebtedness at September 30, 2013 was $9.2 million.
Availability under the senior credit facility at September 30, 2013 was as follows:

	September 30, 2013	June 30, 2013
	(In thousands)
Senior credit facility	$125,000	$125,000
Borrowings outstanding	2,426	—
Letters of credit	13,625	13,372
Availability under the senior credit facility	$108,949	$111,628
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
Stock Repurchase Program and Treasury Shares
Treasury Shares
On November 6, 2012, our Board of Directors approved an extension of a stock buyback program through calendar year 2014. The program allows the Company to purchase up to 2,113,497 shares provided that such purchases do not exceed $25.0 million in any calendar year through the end of calendar year 2014 if sufficient liquidity exists and we believe that it is in the best interest of the stockholders. The Company has not purchased any shares under this program since the Board of Directors approved the extension.
In addition to the stock buyback program, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix withheld 237 shares in the first quarter of fiscal 2014 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares.
The Company has 1,746,259 treasury shares as of September 30, 2013 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

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
These forward-looking statements include, among others, such things as:

•	amounts and nature of future revenues and margins from each of our segments;

•	the likely impact of new or existing regulations or market forces on the demand for our services;

•	expansion and other trends of the industries we serve;

•	our ability to generate sufficient cash from operations or to raise cash in order to meet our short and long-term capital requirements;

•	our expectations with respect to the likelihood of a future impairment; and

•	our ability to comply with the covenants in our credit agreement.
These statements are based on certain assumptions and analyses we made in light of our experience and our historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in our Form 10-K for the fiscal year ended June 30, 2013 and listed from time to time in our filings with the Securities and Exchange Commission;

•	the inherently uncertain outcome of current and future litigation;

•	the adequacy of our reserves for contingencies;

•	economic, market or business conditions in general and in the oil, gas, power and mining and minerals industries in particular;

•	changes in laws or regulations; and

•	other factors, many of which are beyond our control.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in market risk faced by us from those reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission. For more information on market risk, see Part II, Item 7A in our fiscal 2013 Annual Report on Form 10-K.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2013.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended September 30, 2013.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to a number of legal proceedings. We believe that the nature and number of these proceedings are typical for a company of our size engaged in our type of business and that none of these proceedings will result in a material effect on our business, results of operations, financial condition, cash flows or liquidity.
Item 1A. Risk Factors
There were no material changes in our Risk Factors from those reported in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases made by the Company of its common stock during the first quarter of fiscal year 2014.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2013
Share Repurchase Program (A)	—	—	—	2,113,497
Employee Transactions (B)	237	$16.72	—
August 1 to August 31, 2013
Share Repurchase Program (A)	—	—	—	2,113,497
Employee Transactions (B)	—	$—	—
September 1 to September 30, 2013
Share Repurchase Program (A)	—	—	—	2,113,497
Employee Transactions (B)	—	$—	—

(A)	Represents shares purchased under our stock buyback program.

(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.
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

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") requires domestic mine operators to disclose violations and orders issued under the Federal Mine Safety and Health Act of 1977 (the "Mine Act") by the federal Mine Safety and Health Administration. We do not act as the owner of any mines, but as a result of our performing services or construction at mine sites as an independent contractor, we are considered an "operator" within the meaning of the Mine Act.
Information concerning mine safety violations or other regulatory matters required to be disclosed in this quarterly report under Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95.
Item 5. Other Information
None
Item 6. Exhibits:

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Exhibit 95:	Mine Safety Disclosure.

Exhibit 101.INS:	XBRL Instance Document.

Exhibit 101.SCH:	XBRL Taxonomy Schema Document.

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document.
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date:	November 8, 2013	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer

EXHIBIT INDEX

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Exhibit 95:	Mine Safety Disclosure.

Exhibit 101.INS:	XBRL Instance Document.

Exhibit 101.SCH:	XBRL Taxonomy Schema Document.

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document.