Form 10-Q
period 2013-12-31
MATRIX SERVICE CO
filed 2014-02-07
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2013

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 31, 2014 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,341,109 shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Revenues	$310,998	$221,436	$537,215	$431,044
Cost of revenues	276,848	199,103	477,589	386,467
Gross profit	34,150	22,333	59,626	44,577
Selling, general and administrative expenses	19,333	13,561	34,047	27,881
Operating income	14,817	8,772	25,579	16,696
Other income (expense):
Interest expense	(351)	(217)	(574)	(400)
Interest income	8	12	13	20
Other	(68)	(7)	(156)	50
Income before income tax expense	14,406	8,560	24,862	16,366
Provision for federal, state and foreign income taxes	4,095	3,124	7,999	6,246
Net income	$10,311	$5,436	$16,863	$10,120
Less: Net income attributable to noncontrolling interest	5	—	5	—
Net income attributable to Matrix Service Company	$10,306	$5,436	$16,858	$10,120

Basic earnings per common share	$0.39	$0.21	$0.64	$0.39
Diluted earnings per common share	$0.38	$0.21	$0.63	$0.39
Weighted average common shares outstanding:
Basic	26,245	25,939	26,180	25,863
Diluted	26,884	26,204	26,772	26,172
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Net income	$10,311	$5,436	$16,863	$10,120
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(477)	(152)	(175)	315
Comprehensive income	$9,834	$5,284	$16,688	$10,435
Less: Comprehensive income attributable to noncontrolling interest	5	—	5	—
Comprehensive income attributable to Matrix Service Company	$9,829	$5,284	$16,683	$10,435
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	December 31, 2013	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$73,292	$63,750
Accounts receivable, less allowances (December 31, 2013— $82 and June 30, 2013—$795)	161,502	140,840
Costs and estimated earnings in excess of billings on uncompleted contracts	92,212	73,773
Deferred income taxes	7,458	5,657
Inventories	3,193	2,988
Income taxes receivable	2,709	3,032
Other current assets	5,981	6,234
Total current assets	346,347	296,274
Property, plant and equipment at cost:
Land and buildings	31,075	29,649
Construction equipment	78,115	69,998
Transportation equipment	41,214	34,366
Office equipment and software	20,900	18,426
Construction in progress	11,376	9,080
	182,680	161,519
Accumulated depreciation	(95,868)	(90,218)
	86,812	71,301
Goodwill	67,122	30,836
Other intangible assets	31,091	7,551
Other assets	4,535	4,016
Total assets	$535,907	$409,978

See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	December 31, 2013	June 30, 2013
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$115,894	$68,961
Billings on uncompleted contracts in excess of costs and estimated earnings	95,773	62,848
Accrued wages and benefits	23,894	21,919
Accrued insurance	7,751	7,599
Other accrued expenses	3,619	3,039
Total current liabilities	246,931	164,366
Deferred income taxes	7,643	7,450
Borrowings under senior credit facility	23,191	—
Total liabilities	277,765	171,816
Commitments and contingencies
Stockholders’ equity:
Matrix Service Company stockholders' equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of December 31, 2013, and June 30, 2013	279	279
Additional paid-in capital	117,043	118,190
Retained earnings	158,285	141,427
Accumulated other comprehensive income (loss)	52	227
	275,659	260,123
Less: Treasury stock, at cost— 1,549,518 shares as of December 31, 2013, and 1,779,593 shares as of June 30, 2013	(18,222)	(21,961)
Total Matrix Service Company stockholders’ equity	257,437	238,162
Noncontrolling interest	705	—
Total stockholders' equity	258,142	238,162
Total liabilities and stockholders’ equity	$535,907	$409,978

See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	December 31, 2013	December 31, 2012
Operating activities:
Net income	$16,863	$10,120
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	7,551	5,796
Deferred income tax	(2,102)	178
Gain on sale of property, plant and equipment	(57)	(51)
Allowance for uncollectible accounts	(36)	239
Stock-based compensation expense	2,515	1,812
Tax benefit (deficiency) from vesting of deferred shares	1,069	(56)
Other	100	97
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	11,665	(43,791)
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,835)	2,411
Inventories	(159)	(1,201)
Other assets	(123)	(991)
Accounts payable	32,712	10,879
Billings on uncompleted contracts in excess of costs and estimated earnings	(9,525)	27,313
Accrued expenses	(5,174)	(657)
Net cash provided by operating activities	50,464	12,098
Investing activities:
Acquisition of property, plant and equipment	(11,965)	(12,041)
Acquisition, net of cash acquired (Note 2)	(51,398)	(9,394)
Proceeds from asset sales	326	73
Net cash used by investing activities	$(63,037)	$(21,362)

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	December 31, 2013	December 31, 2012
Financing activities:
Issuances of common stock	$602	$106
Capital lease payments	—	(36)
Excess tax benefit of exercised stock options and vesting of deferred shares	6	29
Advances under credit agreement	33,318	18,475
Repayments of advances under credit agreement	(10,127)	(15,050)
Treasury shares purchased by Employee Stock Purchase Plan	38	22
Other treasury share purchases	(1,638)	(1,065)
Net cash provided by financing activities	22,199	2,481
Effect of exchange rate changes on cash	(84)	266
Net increase (decrease) in cash and cash equivalents	9,542	(6,517)
Cash and cash equivalents, beginning of period	63,750	39,726
Cash and cash equivalents, end of period	$73,292	$33,209
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$6,812	$6,559
Interest	$462	$281
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$1,079	$494

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Non-Controlling Interest	Total
Balances, June 30, 2013	$279	$118,190	$141,427	$(21,961)	$227	$—	$238,162
Net income	—	—	16,858	—	—	5	16,863
Other comprehensive loss	—	—	—	—	(175)	—	(175)
Purchase of consolidated joint venture (Note 2)	—	—	—	—	—	700	700
Exercise of stock options (55,600 shares)	—	(376)	—	978	—	—	602
Tax effect of exercised stock options and vesting of deferred shares	—	1,075	—	—	—	—	1,075
Issuance of deferred shares (247,856 shares)	—	(4,361)	—	4,361	—	—	—
Treasury shares sold to Employee Stock Purchase Plan (2,152 shares)	—	—	—	38	—	—	38
Other treasury share purchases (75,533 shares)	—	—	—	(1,638)	—	—	(1,638)
Stock-based compensation expense	—	2,515	—	—	—	—	2,515
Balances, December 31, 2013	$279	$117,043	$158,285	$(18,222)	$52	$705	$258,142

Balances, June 30, 2012	$279	$116,693	$117,419	$(24,065)	$771	$—	$211,097
Net income	—	—	10,120	—	—	—	10,120
Other comprehensive income	—	—	—	—	315	—	315
Exercise of stock options (21,600 shares)	—	(89)	—	195	—	—	106
Tax effect of exercised stock options and vesting of deferred shares	—	(27)	—	—	—	—	(27)
Issuance of deferred shares (350,048 shares)	—	(1,347)	—	1,347	—	—	—
Treasury shares sold to Employee Stock Purchase Plan (2,055 shares)	—	17	—	5	—	—	22
Other treasury share purchases (101,271 shares)	—	—	—	(1,065)	—	—	(1,065)
Stock-based compensation expense	—	1,812	—	—	—	—	1,812
Balances, December 31, 2012	$279	$117,059	$127,539	$(23,583)	$1,086	$—	$222,380
See accompanying notes.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1 – Basis of Presentation
The condensed consolidated financial statements include the accounts of Matrix Service Company (“Matrix”, “we”, “our”, “us”, “its” or the “Company”) and its subsidiaries, unless otherwise indicated. Intercompany balances and transactions have been eliminated in consolidation.
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
Note 2 – Acquisitions
Purchase of Kvaerner North American Construction
Effective as of December 21, 2013, the Company acquired 100% of the stock and voting rights of Kvaerner North American Construction, Ltd. and substantially all of the assets of Kvaerner North American Construction, Inc, together referenced as "KNAC". The businesses are now known as Matrix North American Construction Ltd. ("MNAC Ltd.") and Matrix North American Construction, Inc. ("MNAC, Inc."), together referenced as "Matrix NAC". Matrix NAC is a premier provider of maintenance and capital construction services to power generation, integrated iron and steel, and industrial process facilities. The acquisition expands the Company's presence in the Electrical Infrastructure, Oil Gas and Chemical and Industrial segments.
The Company purchased Matrix NAC for $88.1 million. The acquisition was funded through a combination of cash-on-hand and borrowings under our senior revolving credit facility. The purchase price was allocated to the major categories of assets and liabilities based on their estimated fair value at the acquisition date. The following table summarizes the preliminary purchase price allocation (in thousands):

Current assets	$84,404
Property, plant and equipment	11,094
Goodwill	36,311
Other intangible assets	24,009
Total assets acquired	155,818
Current liabilities	66,507
Deferred income taxes	558
Noncontrolling interest of consolidated joint venture	700
Net assets acquired	88,053
Cash acquired	36,655
Net purchase price	$51,398

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. This acquisition generated $36.3 million of goodwill, of which $28.5 million is tax deductible.
The equity in consolidated joint venture represents the acquired equity in KVPB Power Partners ("the Joint Venture"). The Joint Venture was formed by Kvaerner North American Construction, Inc. and an engineering firm to engineer and construct a combined cycle power plant in Dover, Delaware. The Company now holds a 65% voting and economic interest in the Joint Venture. The total acquired equity of the Joint Venture was $2.0 million of which the Company's portion is approximately $1.3 million and the other party owns a non-controlling interest of $0.7 million.
Total assets of the Joint Venture total $27.7 million which includes cash of $17.6 million and accounts receivable of $10.1 million. Total liabilities were $25.8 million, of which billings in excess of costs and estimated earnings total $20.9 million and accounts payable total $4.9 million. The assets of the Joint Venture are restricted and can only be used for Joint Venture operations. Total revenues and earnings of the Joint Venture were not material in the periods presented. The two permitted accounting presentations of the Joint Venture are consolidation with a noncontrolling interest reported or proportionate consolidation. The Company has tentatively concluded that the Joint Venture should be consolidated with a noncontrolling interest presented; however, the final accounting determination will be made in the third fiscal quarter.
Matrix NAC revenues totaling $5.4 million and operating income of approximately $0.0 million are included in the Company's results for the post acquisition period of December 21, 2013 to December 31, 2013. In addition, the Company has incurred approximately $2.0 million of expenses related to the acquisition, all of which are included in our selling, general and administrative expense for the three and six months ended December 31, 2013.
The unaudited financial information in the table below summarizes the combined results of operations of Matrix Service Company and Matrix NAC for the three and six months ended December 31, 2013 and December 31, 2012, on a pro forma basis, as though the companies had been combined as of July 1, 2012. The pro forma earnings for the three and six months ended December 31, 2013 and 2012 were adjusted to include incremental intangible amortization expense of $1.1 million and $2.1 million, respectively and depreciation expenses of $0.6 million and $1.2 million, respectively. Additionally, $0.6 million of income from a one-time KNAC tax settlement and $2.0 million of acquisition-related expenses were removed from the three and six month periods ending December 31, 2013. The $2.0 million of acquisition-related expenses were included in the six month period ending December 31, 2012 as if the acquisition occurred at July 1, 2012. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at July 1, 2012 nor should it be taken as indicative of our future consolidated results of operations.

	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(In thousands, except per share data)
Revenues	$395,600	$267,159	$671,832	$538,577
Net income attributable to Matrix Service Company	$12,422	$6,557	$19,834	$9,761
Basic earnings per common share	$0.47	$0.25	$0.76	$0.38
Diluted earnings per common share	$0.46	$0.25	$0.74	$0.37
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
The previously issued December 31, 2012 financial statements contained certain provisional amounts that were recorded on the preliminary information that was available at the time they were issued. The provisional amounts have been retroactively adjusted in the December 31, 2012 financial statements contained in this Quarterly Report on Form 10-Q. As a result, certain reclassification adjustments to the six months ended December 31, 2012 Condensed Consolidated Statement of Cash Flows were recorded.

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

	December 31, 2013	June 30, 2013
	(in thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$1,224,804	$802,588
Billings on uncompleted contracts	1,228,365	791,663
	$(3,561)	$10,925
Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$92,212	$73,773
Billings on uncompleted contracts in excess of costs and estimated earnings	95,773	62,848
	$(3,561)	$10,925
Progress billings in accounts receivable at December 31, 2013 and June 30, 2013 included retentions to be collected within one year of $24.9 million and $19.9 million, respectively. Contract retentions collectible beyond one year totaled $3.7 million at December 31, 2013 and $3.1 million at June 30, 2013.

SME Receivables
The Company continues to pursue collection of a certain receivable acquired in connection with the purchase of S.M. Electric Company, Inc. in February 2009. The recorded values at December 31, 2013 include $0.7 million in claim receivables, which represents the Company’s best estimate of the amount to be collected under a claim, and an additional $2.9 million for amounts due under the related contract. Recovering the remaining receivables will require mediation or litigation and the ultimate amount realized may be significantly different than the recorded amounts, which could result in a material adjustment to future earnings.
Other
During the second quarter of fiscal 2014, our results of operations were materially impacted by a charge resulting from a change in estimate on an aboveground storage tank project. The charge resulted in a $4.4 million and $4.0 million decrease in operating income for the three and six months ended December 31, 2013, respectively. In the same period of the prior year, we recognized a project charge due to a change in estimate that resulted in a $3.3 million and $3.0 million decrease in operating income for the three and six months ended December 31, 2012, respectively.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Intangible Assets Including Goodwill
Goodwill
The changes in the carrying value of goodwill by segment are as follows:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Unallocated	Total
	(In thousands)
Goodwill	$29,666	$8,088	$10,985	$7,097	$—	$55,836
Cumulative impairment loss (A)	(17,653)	(3,000)	(922)	(3,425)	—	(25,000)
Net balance at June 30, 2013	12,013	5,088	10,063	3,672	—	30,836
Acquisition of Matrix NAC (B)	—	—	—		36,311	36,311
Translation adjustment (C)	—	—	(25)	—	—	(25)
Net balance at December 31, 2013	$12,013	$5,088	$10,038	$3,672	$36,311	$67,122

(A)	A $25.0 million impairment charge was recorded in February 2005 as a result of the Company’s operating performance in fiscal 2005.

(B)
The unallocated portion of goodwill relates to the acquisition of Matrix NAC. We are currently assessing the impact of the acquisition on our reporting units and expect to have the analysis complete in the third quarter of fiscal 2014. The acquisition is discussed further in Note 2 - Acquisitions.

(C)	The translation adjustment relates to the periodic translation of Canadian Dollar denominated goodwill recorded as a part of a prior Canadian acquisition.
Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At December 31, 2013
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 15	$2,460	$(837)	$1,623
Customer based	1 to 15	27,714	(830)	26,884
Non-compete agreements	3 to 5	1,353	(367)	986
Trade Name	5	165	(17)	148
Total amortizing intangibles		31,692	(2,051)	29,641
Trade name	Indefinite	1,450	—	1,450
Total intangible assets		$33,142	$(2,051)	$31,091

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
The increase in other intangible assets at December 31, 2013 compared to June 30, 2013 is due to the acquisition of Matrix NAC. The Matrix NAC intangible assets consist of amortizing intangible assets including customer-based intangibles with a fair value of $23.5 million and useful life ranging from 1.5 to 15 years and a non-compete agreement with a fair value of $0.5 million and a useful life of 4 years. Please refer to Note 2 - Acquisitions for additional information.
Amortization expense totaled $0.5 million in the six months ended December 31, 2013 and $0.2 million in the six months ended December 31, 2012. Amortization expense is expected to be $2.9 million in fiscal year 2014, $4.7 million in fiscal year 2015, $2.8 million in fiscal year 2016, $2.7 million in fiscal 2017 and $2.6 million in fiscal year 2018.
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
The Unused Credit Facility Fee is between 0.30% and 0.45% based on the Senior Leverage Ratio.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Credit Agreement includes a Senior Leverage Ratio covenant which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended December 31, 2013, Consolidated EBITDA, as defined in the Credit Agreement, was $64.4 million. Accordingly, at December 31, 2013, there were no restrictions on our ability to access the full amount of the credit facility. Consolidated Funded Indebtedness at December 31, 2013 was $29.5 million.
Availability under the senior credit facility was as follows:

	December 31, 2013	June 30, 2013
	(In thousands)
Senior credit facility	$125,000	$125,000
Borrowings outstanding	23,191	—
Letters of credit	13,120	13,372
Availability under the senior credit facility	$88,689	$111,628
Outstanding borrowings at December 31, 2013 included advances used to assist in the funding of a recent business acquisition and Canadian dollar advances to fund our existing Canadian operations including amounts to settle intercompany cross currency billings. The acquisition is discussed further in Note 2 - Acquisitions.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $12.0 million at December 31, 2013 and $9.1 million at June 30, 2013. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.
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
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(In thousands, except per share data)
Basic EPS:
Net income attributable to Matrix Service Company	$10,306	$5,436	$16,858	$10,120
Weighted average shares outstanding	26,245	25,939	26,180	25,863
Basic EPS	$0.39	$0.21	$0.64	$0.39
Diluted EPS:
Weighted average shares outstanding – basic	26,245	25,939	26,180	25,863
Dilutive stock options	168	59	157	65
Dilutive nonvested deferred shares	471	206	435	244
Diluted weighted average shares	26,884	26,204	26,772	26,172
Diluted EPS	$0.38	$0.21	$0.63	$0.39

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(In thousands)
Stock options	—	327	—	327
Nonvested deferred shares	4	71	2	36
Total antidilutive securities	4	398	2	363

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9 – Segment Information
We operate our business through four reportable segments: Electrical Infrastructure, Oil Gas & Chemical, Storage Solutions, and Industrial.
The Electrical Infrastructure segment primarily encompasses high voltage services to investor owned utilities, including construction of new substations, upgrades of existing substations, short-run transmission line installations, distribution upgrades and maintenance, and storm restoration services. We also provide construction and maintenance services to a variety of power generation facilities, such as combined cycle plants, gas fired power stations, and renewable energy installations.
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
The Industrial segment includes work in the iron and steel and mining and minerals industries, bulk material handling, fertilizer production facilities, as well as work for clients in other industrial markets.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Results of Operations
(In thousands)

	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Gross revenues
Electrical Infrastructure	$37,180	$50,123	$70,057	$83,393
Oil Gas & Chemical	62,121	66,635	124,913	133,732
Storage Solutions	180,655	98,183	289,201	203,601
Industrial	31,130	7,033	53,821	12,008
Total gross revenues	$311,086	$221,974	$537,992	$432,734
Less: Inter-segment revenues
Electrical Infrastructure	$—	$—	$—	$—
Oil Gas & Chemical	10	—	307	—
Storage Solutions	78	538	470	1,690
Industrial	—	—	—	—
Total inter-segment revenues	$88	$538	$777	$1,690
Consolidated revenues
Electrical Infrastructure	$37,180	$50,123	$70,057	$83,393
Oil Gas & Chemical	62,111	66,635	124,606	133,732
Storage Solutions	180,577	97,645	288,731	201,911
Industrial	31,130	7,033	53,821	12,008
Total consolidated revenues	$310,998	$221,436	$537,215	$431,044
Gross profit (loss)
Electrical Infrastructure	$3,854	$6,629	$7,184	$11,335
Oil Gas & Chemical	6,686	8,045	14,217	15,912
Storage Solutions	19,788	7,748	32,625	17,717
Industrial	3,822	(89)	5,600	(387)
Total gross profit	$34,150	$22,333	$59,626	$44,577
Operating income (loss)
Electrical Infrastructure	$860	$3,696	$2,160	$6,015
Oil Gas & Chemical	2,407	3,927	5,670	7,702
Storage Solutions	10,760	1,550	16,592	4,999
Industrial	790	(401)	1,157	(2,020)
Total operating income	$14,817	$8,772	$25,579	$16,696
Segment assets (A)
Electrical Infrastructure	$89,205	$72,229	$89,205	$72,229
Oil Gas & Chemical	71,086	76,044	71,086	76,044
Storage Solutions	179,666	163,906	179,666	163,906
Industrial	104,043	14,555	104,043	14,555
Unallocated assets	91,907	49,340	91,907	49,340
Total segment assets	$535,907	$376,074	$535,907	$376,074

(A)
December 31, 2013 balances include the assets of Matrix NAC and are allocated to the Electrical Infrastructure, Oil Gas & Chemical, and Industrial segments in the amounts of $38.6 million, $3.3 million and $69.6 million, respectively. Unallocated assets includes $36.3 million of Goodwill related to the acquisition. As previously noted, we are currently assessing the impact of the acquisition on our reporting units and expect to have the Goodwill analysis complete in the third quarter of fiscal 2014.

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
Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $12.0 million at December 31, 2013 and $9.1 million at June 30, 2013. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.
SME Receivables
The Company continues to pursue collection of certain receivables acquired in connection with the purchase of S.M. Electric Company, Inc. in February 2009. The recorded values at December 31, 2013 include $0.7 million in claim receivables, which represents the Company’s best estimate of the amount to be collected under a claim, and an additional $2.9 million for amounts due under the related contract. Recovering the remaining receivables will require mediation or litigation and the ultimate amount realized may be significantly different than the recorded amounts, which could result in an adjustment to future earnings.
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
Goodwill
The Company has five significant reporting units with goodwill representing 39%, 19%, 13%, 10% and 10% of the total goodwill balance. Our most recent annual goodwill impairment test, performed in the fourth quarter of fiscal 2013, indicated that the fair value of these reporting units exceeded their respective carrying values by 64%, 224%, 144%, 149% and 123%. The remaining 9% of total goodwill is spread between two other reporting units. Based on the excess of estimated fair value over carrying value and the absence of any indicators of impairment at December 31, 2013, the Company does not currently anticipate recording a goodwill impairment charge for any of its operating units. The Company is currently assessing the impact of the acquisition on its reporting units and expects to have the analysis complete in the third quarter of fiscal 2014.
Other Intangible Assets
Intangible assets that have finite useful lives are amortized by the straight-line method over their useful lives ranging from 1 to 15 years. Intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. Each reporting period, we evaluate the remaining useful lives of intangible assets not being amortized to determine whether facts and circumstances continue to support an indefinite useful life and review both amortizing and non-amortizing intangible assets for impairment indicators. Based on these reviews, the Company has determined that the indefinite lives assigned to its indefinite lived intangible assets are appropriate and no impairment indicators exist at December 31, 2013.
Recently Issued Accounting Standards
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

•
The Industrial segment includes work in the iron and steel and mining and minerals industries, bulk material handling, fertilizer production facilities, as well as work for clients in other industrial markets.

Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012
Consolidated
Consolidated revenues were $311.0 million for the three months ended December 31, 2013, an increase of $89.6 million, or 40.5%, from consolidated revenues of $221.4 million in the same period in the prior fiscal year. The increase in consolidated revenues was a result of increases in Storage Solutions and Industrial revenues, which increased $82.9 million and $24.1 million respectively, partially offset by decreases in Electrical Infrastructure and Oil Gas & Chemical revenues of $12.9 million and $4.5 million, respectively. Consolidated gross profit increased from $22.3 million in the three months ended December 31, 2012 to $34.2 million in the three months ended December 31, 2013. The increase of $11.9 million was due to both higher revenues and higher gross margins which increased to 11.0% in fiscal 2014 compared to 10.1% a year earlier.
Consolidated SG&A expenses were $19.3 million in the three months ended December 31, 2013 compared to $13.6 million in the same period a year earlier. The increase of $5.7 million, or 41.9%, was primarily related to direct costs incurred in conjunction with the acquisition of Kvaerner North American Construction as discussed in Note 2, higher incentive compensation costs, increased tax related professional fees and increased support costs related to higher business volumes. SG&A expense as a percentage of revenue was 6.2% in the three months ended December 31, 2013 and 6.1% for the three months ended December 31, 2012.
Net interest expense was $0.3 million in the three months ended December 31, 2013 and $0.2 million in the same period a year earlier.
Other expense in the three months ended December 31, 2013 was $0.1 million. There was no other income or expense in the three months ended December 31, 2012.
The effective tax rate was 28.4% for the three months ended December 31, 2013 and 36.5% for the three months ended December 31, 2012. We completed a fiscal 2013 R&D study in the second quarter of fiscal 2014 resulting in a significantly higher credit than previously estimated. Therefore, we recorded a benefit from the increased credit available for fiscal 2013 R&D activities and increased our estimate of the benefit we expect to receive for fiscal 2014 R&D activities. The fiscal 2013 tax rate was primarily affected by an increase in the estimate of certain tax credits available to the Company, partially offset by the effect of a change in deductibility limitations applying to certain items that had been previously fully deducted.

Electrical Infrastructure
Revenues for the Electrical Infrastructure segment decreased $12.9 million to $37.2 million in the three months ended December 31, 2013 compared to $50.1 million in the same period a year earlier. The decreased revenue volume in fiscal 2014 was primarily due to a lack of storm restoration services work and lower high voltage work due to short term delays in certain key customer spending. Gross margins were 10.4% in the three months ended December 31, 2013 compared to 13.2% in the same period a year earlier. Fiscal 2014 margins were negatively affected by the mix of work leading to lower direct margins and lower recovery of overhead costs. Fiscal 2013 margins were positively affected from higher direct margins related to storm restoration work and higher recovery of overhead costs.
Oil Gas & Chemical
Revenues for the Oil Gas & Chemical segment decreased to $62.1 million in the three months ended December 31, 2013 compared to $66.6 million in the same period a year earlier. The decrease of $4.5 million, or 6.8%, was primarily due to a lower level of capital construction projects partially offset by higher turnaround and industrial cleaning work. Gross margins declined from 12.1% in fiscal 2013 to 10.8% in the three months ended December 31, 2013 primarily due to lower margins in both the industrial cleaning and capital construction businesses and an unfavorable variance in the absorption of construction overhead costs.
Storage Solutions
Revenues for the Storage Solutions segment increased to $180.6 million in the three months ended December 31, 2013 compared to $97.7 million in the same period a year earlier. The increase of $82.9 million, or 84.9%, was primarily due to higher levels of domestic aboveground storage tank and significant terminal balance of plant work. The fiscal 2014 gross margin was reduced by 2.6% to 11.0% due to a project charge of $4.4 million. Gross margins in fiscal 2013 were reduced by 3.8% to 7.9% due to a project charge of $3.3 million. The overall improvement in the gross margin is due to the reduced impact of project charges and strong project execution in fiscal 2014, particularly on certain key strategic projects.
Industrial
Revenues for the Industrial segment increased to $31.1 million in the three months ended December 31, 2013 compared to $7.0 million in the same period a year earlier. The increase of $24.1 million was primarily due to growth in our mining and minerals and material handling businesses, as well as ongoing work on a previously announced project for the engineering, procurement and construction of specialty tanks in a nitrogen fertilizer complex. Fiscal 2014 revenues also included $3.9 million related to the acquisition discussed in Note 2. Gross margins were 12.3% in the three months ended December 31, 2013 compared to (1.3%) in the same period a year earlier. The improvement in gross margins is due to improved execution, a higher recovery of construction overhead costs and a favorable contract settlement.
Six Months Ended December 31, 2013 Compared to the Six Months Ended December 31, 2012
Consolidated
Consolidated revenues were $537.2 million for the six months ended December 31, 2013, an increase of $106.2 million, or 24.6%, from consolidated revenues of $431.0 million in the same period in the prior fiscal year. The increase in consolidated revenues was a result of increases in Storage Solutions and Industrial revenues, which increased $86.8 million and $41.8 million respectively, partially offset by decreases in Electrical Infrastructure and Oil Gas & Chemical revenues of $13.3 million and $9.1 million, respectively. Consolidated gross profit increased from $44.6 million in the six months ended December 31, 2012 to $59.6 million in the six months ended December 31, 2013. The increase of $15.0 million was due to both higher revenues and higher gross margins which increased to 11.1% in fiscal 2014 compared to 10.3% a year earlier.
Consolidated SG&A expenses were $34.0 million in the six months ended December 31, 2013 compared to $27.9 million in the same period a year earlier. The increase of $6.1 million, or 21.9%, was primarily related to direct costs incurred in conjunction with the acquisition of Kvaerner North American Construction as discussed in Note 2, higher incentive compensation costs, increased tax related professional fees and increased support costs related to higher business volumes. SG&A expense as a percentage of revenue was 6.3% in the six months ended December 31, 2013 compared to 6.5% in the same period a year earlier.
Net interest expense was $0.6 million in the six months ended December 31, 2013 and $0.4 million in the same period a year earlier.
Other expense in the six months ended December 31, 2013 was $0.2 million. Other income in the six months ended December 31, 2012 was $0.1 million.

The effective tax rate was 32.2% for the six months ended December 31, 2013 and 38.2% for the six months ended December 31, 2012. We completed a fiscal 2013 R&D study in the second quarter of fiscal 2014 resulting in a significantly higher credit than previously estimated, therefore, we recorded a discrete positive adjustment of approximately $1.0 million. In addition, we increased our estimate of the fiscal 2014 R&D credit resulting in an additional benefit of approximately $0.7 million.
Electrical Infrastructure
Revenues for the Electrical Infrastructure segment decreased $13.3 million to $70.1 million in the six months ended December 31, 2013 compared to $83.4 million in the same period a year earlier. The decline in revenues was primarily attributable to lower storm related work in fiscal 2014. Gross margins were 10.3% in the six months ended December 31, 2013 compared to 13.6% in the same period a year earlier. Fiscal 2014 margins were negatively affected by the mix of work leading to lower direct margins and higher unrecovered overhead costs. Fiscal 2013 margins were positively affected from higher direct margins related to storm restoration work.
Oil Gas & Chemical
Revenues for the Oil Gas & Chemical segment decreased to $124.6 million in the six months ended December 31, 2013 compared to $133.7 million in the same period a year earlier. The decrease of $9.1 million, or 6.8%, was primarily due to a lower level of capital construction projects partially offset by higher turnaround and industrial cleaning work. Gross margins were 11.4% in the six months ended December 31, 2013 compared to 11.9% a year earlier.
Storage Solutions
Revenues for the Storage Solutions segment increased to $288.7 million in the six months ended December 31, 2013 compared to $201.9 million in the same period a year earlier. The increase of $86.8 million, or 43.0%, was primarily due to higher levels of domestic aboveground storage tank and significant terminal balance of plant work. The fiscal 2014 gross margin was reduced by 1.7% to 11.3% due to a project charge of $4.0 million. Gross margins in fiscal 2013 were reduced by 1.8% to 8.8% due to a project charge of $3.0 million. The overall improvement in the gross margin is due to the reduced impact of project charges and strong project execution in fiscal 2014, particularly on certain key strategic projects.
Industrial
Revenues for the Industrial segment increased to $53.8 million in the six months ended December 31, 2013 compared to $12.0 million in the same period a year earlier. The increase of $41.8 million was primarily due to growth in our mining and minerals and material handling businesses, as well as ongoing work on a previously announced project for the engineering, procurement and construction of specialty tanks in a nitrogen fertilizer complex. Fiscal 2014 revenues also included $3.9 million related to the acquisition discussed in Note 2. Gross margins were 10.4% in the six months ended December 31, 2013 compared to (3.2%) in the same period a year earlier. The improvement in gross margins is due to improved execution, a higher recovery of construction overhead costs and a favorable contract settlement.
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
For long-term maintenance contracts and other established customer arrangements, we include only the amounts that we expect to recognize into revenue over the next 12 months. For all other arrangements, we calculate backlog as the estimated contract amount less revenues recognized as of the reporting date.

The following table provides a summary of changes in our backlog for the three months ended December 31, 2013:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of September 30, 2013	$97,087	$118,920	$382,001	$74,809	$672,817
Backlog acquired	123,492	2,825	—	115,723	242,040
Net awards	29,096	82,729	152,056	14,890	278,771
Revenue recognized	(37,180)	(62,111)	(180,577)	(31,130)	(310,998)
Backlog as of December 31, 2013	$212,495	$142,363	$353,480	$174,292	$882,630
The following table provides a summary of changes in our backlog for the six months ended December 31, 2013:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2013	$103,520	$120,138	$319,718	$83,361	$626,737
Backlog acquired	123,492	2,825	—	115,723	242,040
Net awards	55,540	144,006	322,493	29,029	551,068
Revenue recognized	(70,057)	(124,606)	(288,731)	(53,821)	(537,215)
Backlog as of December 31, 2013	$212,495	$142,363	$353,480	$174,292	$882,630
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

A reconciliation of EBITDA to net income follows:

	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(In thousands)
Net income	$10,311	$5,436	$16,863	$10,120
Interest expense	351	217	574	400
Provision for income taxes	4,095	3,124	7,999	6,246
Depreciation and amortization	3,831	2,970	7,551	5,796
EBITDA	$18,588	$11,747	$32,987	$22,562

FINANCIAL CONDITION AND LIQUIDITY
Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the six months ended December 31, 2013 were cash on hand at the beginning of the fiscal year, capacity under our senior revolving credit facility and cash generated from operations. Cash on hand at December 31, 2013 totaled $73.3 million and availability under the senior revolving credit facility totaled $88.7 million resulting in available liquidity of $162.0 million.
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
The acquisition discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q was funded with cash on hand and $15.0 million of borrowings under the senior credit facility. Although the acquisition did result in a reduction to our liquidity, the Company believes that the remaining availability under the credit facility along with cash on hand and cash generated from operations will provide sufficient liquidity to achieve both our short and long-term business objectives.

We have an effective shelf registration statement on file with the SEC under which we may issue, from time to time, up to $400 million of senior debt securities, subordinated debt securities, common stock, preferred stock and warrants. This shelf registration statement gives us additional flexibility, when capital market conditions are favorable, to grow our business, finance acquisitions or to optimize our balance sheet in order to improve or maintain our financial flexibility. We may also elect to issue term debt or increase the amount of our revolving credit facility.
Cash Flow for the Six Months Ended December 31, 2013
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities for the six months ended December 31, 2013 totaled $50.5 million. The various components of cash flows from operating activities are as follows:

Net Cash Provided by Operating Activities
(In thousands)

Net income	$16,863
Non-cash expenses	10,130
Deferred income tax	(2,102)
Tax benefit from vesting of deferred shares	1,069
Cash effect of changes in operating assets and liabilities	24,561
Other	(57)
Net cash provided by operating activities	$50,464
The cash effect of significant changes in operating assets and liabilities include the following:

•
Accounts receivable increased by $11.7 million. The accounts receivable increase is due to the timing of billings particularly in the Storage Solutions segment. We view this as a normal short-term fluctuation.

•
The net change in the combined balance of costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs and estimated earnings caused a decrease to cash of $14.4 million at December 31, 2013. This change was primarily attributable to an increase in costs in excess of billings in the Storage Solutions segment in the current period.

•	Accounts payable increased by $32.7 million. The increase was primarily due to the timing of subcontractor payments on a significant Storage Solutions project.
Cash Flows Used for Investing Activities
Investing activities used $63.0 million of cash in the first six months of fiscal 2014. This was primarily due to the purchase of Matrix NAC in the amount of $51.4 million, net of cash acquired. The acquisition is discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q. Capital expenditures used $12.0 million of cash and proceeds from asset dispositions generated cash of $0.3 million. Capital expenditures consisted of $8.1 million for the purchase of construction equipment, $2.1 million for transportation equipment, $1.3 million for office equipment and software and $0.5 million for land and buildings.
Cash Flows Provided by Financing Activities
Financing activities provided $22.2 million of cash in the first six months of fiscal 2014 primarily due to net cash borrowings of $23.2 million and stock issuances of $0.6 million, partially offset by treasury shares purchases of $1.6 million. Cash borrowings included a $15.0 million borrowing used to assist in the funding of a recent business acquisition and Canadian dollar advances to fund our existing Canadian operations including amounts to settle intercompany cross currency billings. The acquisition is discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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
The Unused Credit Facility Fee is between 0.30% and 0.45% based on the Senior Leverage Ratio.
As noted previously, the Credit Agreement includes a Senior Leverage Ratio covenant which provides that Consolidated Funded Indebtedness may not exceed 2.5 times Consolidated EBITDA, as defined in the agreement, over the previous four quarters. For the four quarters ended December 31, 2013, Consolidated EBITDA was $64.4 million. Accordingly, at December 31, 2013, there were no restrictions on our ability to access the full amount of the credit facility. Consolidated Funded Indebtedness at December 31, 2013 was $29.5 million.
Availability under the senior credit facility at December 31, 2013 and June 30, 2013 was as follows:

	December 31, 2013	June 30, 2013
	(In thousands)
Senior credit facility	$125,000	$125,000
Borrowings outstanding	23,191	—
Letters of credit	13,120	13,372
Availability under the senior credit facility	$88,689	$111,628
Outstanding borrowings at December 31, 2013 included advances used to assist in the funding of a recent business acquisition and Canadian dollar advances to fund our existing Canadian operations including amounts to settle intercompany cross currency billings.
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
Stock Repurchase Program and Treasury Shares
Treasury Shares
On November 6, 2012, our Board of Directors approved an extension of a stock buyback program through calendar year 2014. The program allows the Company to purchase up to 2,113,497 shares provided that such purchases do not exceed $25.0 million in any calendar year if sufficient liquidity exists and we believe that it is in the best interest of the stockholders. The Company has not purchased any shares under this program since the Board of Directors approved the extension.
In addition to the stock buyback program, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix withheld 75,533 shares in the first six months of fiscal 2014 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares.
The Company has 1,549,518 treasury shares as of December 31, 2013 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2013.
We have completed the acquisition of Matrix NAC effective December 21, 2013. We are in the process of assessing and, to the extent necessary, making changes to the internal control over financial reporting of Matrix NAC to conform such internal control to that used on our other operations. However, we are not yet required to evaluate, and have not yet fully evaluated, changes in Matrix NAC's internal control over financial reporting. Subject to the foregoing, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended December 31, 2013.

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
RISKS RELATED TO THE ACQUISITION OF KVAERNER NORTH AMERICAN CONSTRUCTION (“KNAC”)

 We may not be able to successfully integrate our acquisition of KNAC, which could cause our business to suffer.
Our acquisition of KNAC is significant. KNAC’s total assets account for approximately 27.6% of our total assets as of December 31, 2013. We may not be able to combine successfully the operations, personnel and technology of KNAC. Because of the size and complexity of KNAC’s business, if integration is not managed successfully by our management, we may experience interruptions in our business activities, a decrease in the quality of our services, a deterioration in our employee and customer relationships, increased costs of integration and harm to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations. The integration of KNAC with our operations will require significant attention from management, which may decrease the time that management will have to serve existing customers, attract new customers and develop new services and strategies. We may also experience difficulties in combining corporate cultures, maintaining employee morale and retaining key employees. The integration with KNAC may also impose substantial demands on our operations or other projects. We will have to actively strive to demonstrate to our existing customers that the acquisition will not result in adverse changes in our standards or business focus. The integration of KNAC will also involve a significant capital commitment, and the return that we achieve on any capital invested may be less than the return achieved on our other projects or investments. There will be challenges in consolidating and rationalizing information technology platforms and administrative infrastructures. In addition, any delays or increased costs of integrating the companies could adversely affect our operations, financial results and liquidity.

We may not realize the growth opportunities, operating margins and synergies that are anticipated from our acquisition of KNAC.

The benefits we expect to achieve as a result of our acquisition of KNAC will depend, in part, on our ability to realize the anticipated growth opportunities, operating margins and synergies. Our success in realizing these growth opportunities, operating margins and synergies, and the timing of this realization, depends on the successful integration of KNAC’s business and operations with our business and operations. Even if we are able to integrate our business with KNAC’s business successfully, this integration may not result in the realization of the full benefits of the growth opportunities, operating margins and synergies we currently expect from this integration within the anticipated time frame or at all. For example, we anticipate that we will incur substantial expenses in connection with the integration of KNAC’s information systems. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the proposed acquisition may be offset by costs incurred or delays in integrating the companies, which could cause our revenue assumptions and operating margin to be inaccurate.

The acquisition may expose us to unindemnified liabilities.
As a result of the proposed acquisition, we will acquire KNAC subject to certain of its liabilities. If there are unknown KNAC obligations, our business could be materially and adversely affected. We may learn additional information about KNAC’s business that adversely affects us, such as unknown liabilities, issues that could affect our ability to comply with the Sarbanes-Oxley Act or issues that could affect our ability to comply with other applicable laws. As a result, we cannot assure you that the acquisition of KNAC will be successful or will not, in fact, harm our business. Among other things, if KNAC’s liabilities are greater than expected, or if there are material obligations of which we were not aware at the time of completion of the acquisition, our business could be materially and adversely affected. If we become responsible for liabilities not covered by indemnification rights or substantially in excess of amounts covered through any indemnification rights, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows.

The steel industry is cyclical and sensitive to general economic conditions, which could have a material adverse effect on our operating results and financial condition.
A significant percentage of KNAC’s revenues are derived from steel industry customers. Demand for most of our steel industry customers’ products is cyclical in nature and sensitive to general economic conditions. The timing and magnitude of the cycles in the markets in which our customers’ products are used, including automobiles and residential construction, are difficult to predict. The cyclical nature of our customers’ operations tends to reflect and be amplified by changes in economic conditions, both domestically and internationally, supply/demand imbalances and foreign currency exchange fluctuations. Economic downturns or a prolonged period of slow growth in the U.S. and foreign markets or any of the industries in which our steel industry customers operate could have a material adverse effect on our results of operations, financial condition and cash flows.

Increases in imports of foreign steel into the U.S. may reduce domestic demand for our customers’ products.
Economic expansion in China and other foreign countries has affected the availability, and increased the price volatility, of steel products. Expansions and contractions in these economies can significantly affect the price of steel and of finished steel products. Additionally, in a number of foreign countries, such as China, steel producers are generally government-owned and may therefore make production decisions based on political or other factors that do not reflect market conditions. Disruptions in foreign markets from excess steel production may encourage importers to target the U.S. with excess capacity at aggressive prices, and existing trade laws and regulations may be inadequate to prevent unfair trade practices, which could have a material adverse effect on our steel industry customers. Although trade regulations restrict the importation of certain products, if foreign steel production significantly exceeds consumption in those countries, imports of steel products into the U.S. could increase, resulting in lower volumes and selling prices for our customers’ steel products, which could result in a decline in the maintenance and construction work we provide to these customers.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases made by the Company of its common stock during the second quarter of fiscal year 2014.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2013
Share Repurchase Program (A)	—	—	—	2,113,497
Employee Transactions (B)	12,681	$21.41	—
November 1 to November 30, 2013
Share Repurchase Program (A)	—	—	—	2,113,497
Employee Transactions (B)	43,046	$21.74	—
December 1 to December 31, 2013
Share Repurchase Program (A)	—	—	—	2,113,497
Employee Transactions (B)	19,569	$21.78	—

(A)	Represents shares purchased under our stock buyback program.

(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.
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
Item 5. Other Information
None
Item 6. Exhibits:

Exhibit 2.1:
Purchase Agreement dated December 8, 2013 by and among Matrix Service Company, Matrix North American Construction, Inc., Matrix Canadian Holdings, Inc., Kvaerner AS, Kvaerner North American Construction Inc. and Kvaerner ASA (Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 1-15461) filed on December 27, 2013 is hereby incorporated by reference).

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

MATRIX SERVICE COMPANY

Date:	February 7, 2014	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer

EXHIBIT INDEX

Exhibit 2.1:
Purchase Agreement dated December 8, 2013 by and among Matrix Service Company, Matrix North American Construction, Inc., Matrix Canadian Holdings, Inc., Kvaerner AS, Kvaerner North American Construction Inc. and Kvaerner ASA (Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 1-15461) filed on December 27, 2013 is hereby incorporated by reference.

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