Form 10-Q
period 2014-03-31
MATRIX SERVICE CO
filed 2014-05-09
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2014 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,413,166 shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Revenues	$381,516	$225,970	$918,731	$657,014
Cost of revenues	341,572	202,844	819,161	589,311
Gross profit	39,944	23,126	99,570	67,703
Selling, general and administrative expenses	21,125	14,695	55,172	42,576
Operating income	18,819	8,431	44,398	25,127
Other income (expense):
Interest expense	(324)	(205)	(898)	(605)
Interest income	44	5	57	25
Other	9	43	(147)	93
Income before income tax expense	18,548	8,274	43,410	24,640
Provision for federal, state and foreign income taxes	6,756	1,753	14,755	7,999
Net income	11,792	6,521	28,655	16,641
Less: Net income attributable to noncontrolling interest	396	—	401	—
Net income attributable to Matrix Service Company	$11,396	$6,521	$28,254	$16,641

Basic earnings per common share	$0.43	$0.25	$1.08	$0.64
Diluted earnings per common share	$0.42	$0.25	$1.05	$0.63
Weighted average common shares outstanding:
Basic	26,374	26,039	26,244	25,921
Diluted	27,040	26,411	26,898	26,269
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Net income	$11,792	$6,521	$28,655	$16,641
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(1,765)	(377)	(1,940)	(62)
Comprehensive income	10,027	6,144	26,715	16,579
Less: Comprehensive income attributable to noncontrolling interest	396	—	401	—
Comprehensive income attributable to Matrix Service Company	$9,631	$6,144	$26,314	$16,579
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	March 31, 2014	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$59,758	$63,750
Accounts receivable, less allowances (March 31, 2014— $126 and June 30, 2013—$795)	232,167	140,840
Costs and estimated earnings in excess of billings on uncompleted contracts	98,278	73,773
Deferred income taxes	8,898	5,657
Inventories	3,143	2,988
Income taxes receivable	—	3,032
Other current assets	5,007	6,234
Total current assets	407,251	296,274
Property, plant and equipment at cost:
Land and buildings	31,195	29,649
Construction equipment	80,247	69,998
Transportation equipment	41,008	34,366
Office equipment and software	21,392	18,426
Construction in progress	13,939	9,080
	187,781	161,519
Accumulated depreciation	(99,684)	(90,218)
	88,097	71,301
Goodwill	66,589	30,836
Other intangible assets	29,705	7,551
Other assets	6,173	4,016
Total assets	$597,815	$409,978

See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	March 31, 2014	June 30, 2013
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$121,802	$68,961
Billings on uncompleted contracts in excess of costs and estimated earnings	100,614	62,848
Accrued wages and benefits	39,671	21,919
Accrued insurance	8,595	7,599
Income taxes payable	1,471	—
Other accrued expenses	3,641	3,039
Total current liabilities	275,794	164,366
Deferred income taxes	6,365	7,450
Borrowings under senior credit facility	45,103	—
Total liabilities	327,262	171,816
Commitments and contingencies
Stockholders’ equity:
Matrix Service Company stockholders' equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of March 31, 2014, and June 30, 2013	279	279
Additional paid-in capital	118,164	118,190
Retained earnings	169,681	141,427
Accumulated other comprehensive income (loss)	(1,713)	227
	286,411	260,123
Less: Treasury stock, at cost— 1,476,765 shares as of March 31, 2014, and 1,779,593 shares as of June 30, 2013	(16,959)	(21,961)
Total Matrix Service Company stockholders’ equity	269,452	238,162
Noncontrolling interest	1,101	—
Total stockholders' equity	270,553	238,162
Total liabilities and stockholders’ equity	$597,815	$409,978

See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	March 31, 2014	March 31, 2013
Operating activities:
Net income	$28,655	$16,641
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	12,945	9,211
Deferred income tax	(4,501)	208
Gain on sale of property, plant and equipment	(39)	(9)
Allowance for uncollectible accounts	(81)	662
Stock-based compensation expense	3,905	2,830
Other	150	97
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(58,955)	(23,194)
Costs and estimated earnings in excess of billings on uncompleted contracts	(10,901)	(1,997)
Inventories	(109)	(1,311)
Other assets	5,738	(2,942)
Accounts payable	38,734	10,153
Billings on uncompleted contracts in excess of costs and estimated earnings	(4,684)	19,500
Accrued expenses	9,298	7,492
Net cash provided by operating activities	20,155	37,341
Investing activities:
Acquisition of property, plant and equipment	(17,834)	(16,640)
Acquisitions, net of cash acquired (Note 2)	(51,398)	(9,394)
Proceeds from asset sales	327	171
Net cash used by investing activities	$(68,905)	$(25,863)

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	March 31, 2014	March 31, 2013
Financing activities:
Issuances of common stock	$1,076	$558
Capital lease payments	—	(39)
Excess tax benefit of exercised stock options and vesting of deferred shares	1,597	42
Advances under credit agreement	68,970	25,565
Repayments of advances under credit agreement	(23,867)	(25,565)
Payment of debt amendment fees	(507)	—
Treasury shares purchased by Employee Stock Purchase Plan	76	35
Other treasury share purchases	(1,678)	(1,082)
Net cash provided (used) by financing activities	45,667	(486)
Effect of exchange rate changes on cash	(909)	(43)
Net increase (decrease) in cash and cash equivalents	(3,992)	10,949
Cash and cash equivalents, beginning of period	63,750	39,726
Cash and cash equivalents, end of period	$59,758	$50,675
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$11,445	$7,404
Interest	$579	$457
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$965	$748

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Non-Controlling Interest	Total
Balances, June 30, 2013	$279	$118,190	$141,427	$(21,961)	$227	$—	$238,162
Net income	—	—	28,254	—	—	401	28,655
Other comprehensive loss	—	—	—	—	(1,940)	—	(1,940)
Purchase of consolidated joint venture (Note 2)	—	—	—	—	—	700	700
Exercise of stock options (121,250 shares)	—	(1,057)	—	2,133	—	—	1,076
Tax effect of exercised stock options and vesting of deferred shares	—	1,597	—	—	—	—	1,597
Issuance of deferred shares (254,720 shares)	—	(4,482)	—	4,482	—	—	—
Treasury shares sold to Employee Stock Purchase Plan (3,726 shares)	—	11	—	65	—	—	76
Other treasury share purchases (76,868 shares)	—	—	—	(1,678)	—	—	(1,678)
Stock-based compensation expense	—	3,905	—	—	—	—	3,905
Balances, March 31, 2014	$279	$118,164	$169,681	$(16,959)	$(1,713)	$1,101	$270,553

Balances, June 30, 2012	$279	$116,693	$117,419	$(24,065)	$771	$—	$211,097
Net income	—	—	16,641	—	—	—	16,641
Other comprehensive loss	—	—	—	—	(62)	—	(62)
Exercise of stock options (66,040 shares)	—	(420)	—	978	—	—	558
Tax effect of exercised stock options and vesting of deferred shares	—	(8)	—	—	—	—	(8)
Issuance of deferred shares (353,118 shares)	—	(1,415)	—	1,415	—	—	—
Treasury shares sold to Employee Stock Purchase Plan (3,179 shares)	—	(4)	—	39	—	—	35
Other treasury share purchases (102,376 shares)	—	—	—	(1,082)	—	—	(1,082)
Stock-based compensation expense	—	2,830	—	—	—	—	2,830
Balances, March 31, 2013	$279	$117,676	$134,060	$(22,715)	$709	$—	$230,009
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
Note 2 – Acquisitions
Purchase of Kvaerner North American Construction
Effective as of December 21, 2013, the Company acquired 100% of the stock and voting rights of Kvaerner North American Construction Ltd. and substantially all of the assets of Kvaerner North American Construction Inc,. together referenced as "KNAC". The businesses are now known as Matrix North American Construction Ltd. and Matrix North American Construction, Inc., together referenced as "Matrix NAC". Matrix NAC is a premier provider of maintenance and capital construction services to power generation, integrated iron and steel, and industrial process facilities. The acquisition significantly expands the Company's presence in the Electrical Infrastructure and Industrial Segments, and to a lesser extent, the Oil Gas and Chemical segment.
The Company purchased KNAC for $88.1 million. The acquisition was funded through a combination of cash-on-hand and borrowings under our senior revolving credit facility. The purchase price was allocated to the major categories of assets and liabilities based on their estimated fair value at the acquisition date. The following table summarizes the preliminary purchase price allocation (in thousands):

Current assets	$84,404
Property, plant and equipment	11,377
Goodwill	36,176
Other intangible assets	24,009
Total assets acquired	155,966
Current liabilities	66,790
Deferred income taxes	423
Noncontrolling interest of consolidated joint venture	700
Net assets acquired	88,053
Cash acquired	36,655
Net purchase price	$51,398

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. This acquisition generated $36.2 million of goodwill, of which $28.5 million is tax deductible.
The equity in consolidated joint venture represents the acquired equity in KVPB Power Partners. KV Power Partners was subsequently renamed to MXPB Power Partners (the "Joint Venture"). The Joint Venture was formed by Kvaerner North American Construction Inc. and an engineering firm to engineer and construct a combined cycle power plant in Dover, Delaware. The Company now holds a 65% voting and economic interest in the Joint Venture. The total acquired equity of the Joint Venture was $2.0 million of which the Company's portion is approximately $1.3 million and the other party owns a non-controlling interest of $0.7 million. At March 31, 2014, the noncontrolling interest holder's share of the equity of the Joint Venture totaled $1.1 million.
For the nine months ended March 31, 2014 Matrix NAC revenues of $69.4 million and operating income of $0.4 million are included in the Company's results. For the three months ended March 31, 2014 Martrix NAC revenues of $64.0 million and operating income of $0.4 million are included in the Company's results. In addition, the Company incurred approximately $2.0 million of expenses related to the acquisition in the second quarter of fiscal 2014; therefore, such expenses are included in our results as selling, general and administrative costs for the nine months ended March 31, 2014.
The unaudited financial information in the table below summarizes the combined results of operations of Matrix Service Company and Matrix NAC for the three and nine months ended March 31, 2014 and March 31, 2013, on a pro forma basis, as though the companies had been combined as of July 1, 2012. The pro forma earnings for the three months ended March 31, 2013 were adjusted to include amortization expense of $1.0 million and depreciation expense of $0.6 million. The pro forma earnings for the nine months ended March 31, 2014 and 2013 were adjusted to include incremental intangible amortization expense of $2.1 million and $3.1 million, respectively and depreciation expenses of $1.2 million and $1.7 million, respectively. Additionally, $0.6 million of income from a one-time KNAC tax settlement and $2.0 million of acquisition-related expenses were removed from the nine month period ending March 31, 2014. The $2.0 million of acquisition-related expenses were included in the nine month period ending March 31, 2013 as if the acquisition occurred at July 1, 2012. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at July 1, 2012 nor should it be taken as indicative of our future consolidated results of operations.

	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
	(In thousands, except per share data)
Revenues	n/a (1)	$268,711	$1,053,348	$807,288
Net income attributable to Matrix Service Company	n/a (1)	$7,911	$31,230	$17,192
Basic earnings per common share	n/a (1)	$0.30	$1.19	$0.66
Diluted earnings per common share	n/a (1)	$0.30	$1.16	$0.65
(1)    These amounts are presented in the unaudited Condensed Consolidated Statement of Income for the quarter ended March 31, 2014
Purchase of Pelichem Industrial Cleaning Services, LLC
On December 31, 2012, the Company acquired substantially all of the assets of Pelichem Industrial Cleaning Services, LLC (“Pelichem”). Pelichem is an industrial cleaning company based in Reserve, Louisiana that performs hydroblasting, vacuum services, chemical cleaning and industrial services. Pelichem's operating results are included in the Oil Gas & Chemical Segment.
The previously issued March 31, 2013 financial statements contained certain provisional amounts that were recorded on the preliminary information that was available at the time they were issued. The provisional amounts have been retroactively adjusted in the March 31, 2013 financial statements contained in this Quarterly Report on Form 10-Q. As a result, certain reclassification adjustments to the nine months ended March 31, 2013 Condensed Consolidated Statement of Cash Flows were recorded.

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

	March 31, 2014	June 30, 2013
	(in thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$1,347,946	$802,588
Billings on uncompleted contracts	1,350,282	791,663
	$(2,336)	$10,925
Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$98,278	$73,773
Billings on uncompleted contracts in excess of costs and estimated earnings	100,614	62,848
	$(2,336)	$10,925
Progress billings in accounts receivable at March 31, 2014 and June 30, 2013 included retentions to be collected within one year of $27.4 million and $19.9 million, respectively. Contract retentions collectible beyond one year totaled $4.9 million at March 31, 2014 and $3.1 million at June 30, 2013.

SME Receivables
The Company continues to pursue collection of a certain receivable acquired in connection with the purchase of S.M. Electric Company, Inc. in February 2009. The recorded values at March 31, 2014 include $0.7 million in claim receivables, which represents the Company’s best estimate of the amount to be collected under a claim, and an additional $2.9 million for amounts due under the related contract. Recovering the remaining receivables will require mediation or litigation and the ultimate amount realized may be significantly different than the recorded amounts, which could result in a material adjustment to future earnings.
Other
In the nine months ended March 31, 2014, our results of operations were materially impacted by a charge resulting from a change in estimate on an aboveground storage tank project. The charge resulted in a $5.4 million decrease in operating income for the nine months ended March 31, 2014. The project is a loss project; therefore, the entire projected loss has been recorded. The charge reflects management's best estimate of the total contract revenues to be recognized and total costs at completion. In the nine months ended March 31, 2013, we recognized a project charge on a separate aboveground storage tank project due to a change in estimate that resulted in a $3.1 million decrease in operating income.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Intangible Assets Including Goodwill
Goodwill
The changes in the carrying value of goodwill by segment are as follows:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Unallocated	Total
	(In thousands)
Goodwill	$29,666	$8,088	$10,985	$7,097	$—	$55,836
Cumulative impairment loss (A)	(17,653)	(3,000)	(922)	(3,425)	—	(25,000)
Net balance at June 30, 2013	12,013	5,088	10,063	3,672	—	30,836
Acquisition of Matrix NAC (B)	—	—	—	—	36,176	36,176
Translation adjustment (C)	—	—	(123)	—	(300)	(423)
Net balance at March 31, 2014	$12,013	$5,088	$9,940	$3,672	$35,876	$66,589

(A)	A $25.0 million impairment charge was recorded in February 2005 as a result of the Company’s operating performance in fiscal 2005.

(B)
The unallocated portion of goodwill relates to the acquisition of Matrix NAC. We are currently assessing the impact of the acquisition on our reporting units and expect to have the analysis complete in the fourth quarter of fiscal 2014. The acquisition is discussed further in Note 2 - Acquisitions.

(C)
The translation adjustment relates to the periodic translation of Canadian Dollar denominated goodwill recorded as a part of prior Canadian acquisitions. The acquisition that created the goodwill attributable to the Storage Solutions segment occurred in a prior fiscal year. The purchase of Matrix NAC as discussed in Note 2 - Acquisitions, created the goodwill that has not been allocated to the operating segments.

Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At March 31, 2014
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 15	$2,460	$(879)	$1,581
Customer based	1 to 15	27,513	(1,893)	25,620
Non-compete agreements	3 to 5	1,353	(439)	914
Trade Name	5	165	(25)	140
Total amortizing intangibles		31,491	(3,236)	28,255
Trade name	Indefinite	1,450	—	1,450
Total intangible assets		$32,941	$(3,236)	$29,705

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
The increase in other intangible assets at March 31, 2014 compared to June 30, 2013 is due to the acquisition of Matrix NAC. The Matrix NAC intangible assets consist of amortizing intangible assets including customer-based intangibles with a fair value of $23.5 million and useful life ranging from 1.5 to 15 years and a non-compete agreement with a fair value of $0.5 million and a useful life of 4 years. Please refer to Note 2 - Acquisitions for additional information.
Amortization expense totaled $1.7 million in the nine months ended March 31, 2014 and $0.4 million in the nine months ended March 31, 2013. Amortization expense is expected to be $2.7 million in fiscal year 2014, $4.3 million in fiscal year 2015, $3.3 million in fiscal year 2016, $2.7 million in fiscal 2017 and $2.6 million in fiscal year 2018.
Note 5 – Debt
On March 13, 2014, the Company entered into the First Amendment to the Third Amended and Restated Credit Agreement (the "Amendment"), by and among the Company and certain of its Canadian subsidiaries party thereto, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other Lenders party to the Credit Agreement and the Amendment, which amends the Third Amended and Restated Credit Agreement dated as of November 7, 2011 (the "Credit Agreement"). The Amendment provides for a five-year, $200.0 million senior secured revolving credit facility that expires March 13, 2019. Advances may be used for working capital, acquisitions, capital expenditures, and other lawful corporate purposes.
The Credit Agreement includes the following covenants and borrowing limitations:

•	Our Senior Leverage Ratio, as defined in the agreement, may not exceed 2.50 to 1.00, determined as of the end of each fiscal quarter.

•	We are required to maintain a Fixed Charge Coverage Ratio, as defined in the agreement, greater than or equal to 1.25 to 1.00, determined as of the end of each fiscal quarter.

•	Asset dispositions (other than inventory and obsolete or unneeded equipment disposed of in the ordinary course of business) are limited to $20.0 million per 12-month period.
Amounts borrowed under the Credit Agreement bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The additional margin on Alternate Base Rate and LIBOR-based loans ranges between 0.25% and 1.0% and between 1.25% and 2.0%, respectively.
The Credit Agreement also permits us to borrow in Canadian dollars with a sublimit of U.S. $40.0 million. Amounts borrowed in Canadian dollars will bear interest either at the CDOR Rate, plus an additional margin based on the Senior Leverage Ratio ranging from 1.25% to 2.0%, or at the Canadian Prime Rate, plus an additional margin based on the Senior Leverage Ratio ranging from 1.75% to 2.5%. The CDOR Rate is equal to the sum of the annual rate of interest, which is the rate determined as being the arithmetic average of the quotations of all institutions listed in respect of the relevant CDOR interest period for Canadian Dollar denominated bankers’ acceptances, plus 0.1%. The Canadian Prime Rate is equal to the greater of (i) the rate of interest per annum most recently announced or established by JPMorgan Chase Bank, N.A., Toronto Branch as its reference rate in effect on such day for determining interest rates for Canadian Dollar denominated commercial loans in Canada and (ii) the CDOR Rate plus 1.0%.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Unused Credit Facility Fee is between 0.20% and 0.35% based on the Senior Leverage Ratio.

The Credit Agreement includes a Senior Leverage Ratio covenant which provides that Consolidated Funded Indebtedness, determined as of the end of any fiscal quarter, may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended March 31, 2014, Consolidated EBITDA, as defined in the Credit Agreement, was $87.4 million. Accordingly, at March 31, 2014, there were no restrictions on our ability to access the full amount of the credit facility. Consolidated Funded Indebtedness at March 31, 2014 was $55.3 million.
Availability under the senior credit facility was as follows:

	March 31, 2014	June 30, 2013
	(In thousands)
Senior credit facility	$200,000	$125,000
Borrowings outstanding	45,103	—
Letters of credit	16,950	13,372
Availability under the senior credit facility	$137,947	$111,628
Outstanding borrowings at March 31, 2014 included advances used to assist in the funding of a recent business acquisition, Canadian dollar advances to fund our Canadian operations including amounts to settle intercompany cross currency billings and other borrowings to finance our short-term working capital requirements . The acquisition is discussed further in Note 2 - Acquisitions.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $11.0 million at March 31, 2014 and $9.1 million at June 30, 2013. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.
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
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
	(In thousands, except per share data)
Basic EPS:
Net income attributable to Matrix Service Company	$11,396	$6,521	$28,254	$16,641
Weighted average shares outstanding	26,374	26,039	26,244	25,921
Basic EPS	$0.43	$0.25	$1.08	$0.64
Diluted EPS:
Weighted average shares outstanding – basic	26,374	26,039	26,244	25,921
Dilutive stock options	187	112	176	71
Dilutive nonvested deferred shares	479	260	478	277
Diluted weighted average shares	27,040	26,411	26,898	26,269
Diluted EPS	$0.42	$0.25	$1.05	$0.63

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
	(In thousands)
Stock options	—	—	—	307
Nonvested deferred shares	—	—	15	1
Total antidilutive securities	—	—	15	308

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
The Industrial segment includes work in the iron and steel and mining and minerals industries, bulk material handling and fertilizer production facilities, as well as work for clients in other industrial markets.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Results of Operations
(In thousands)

	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Gross revenues
Electrical Infrastructure	$62,144	$41,709	$132,201	$125,102
Oil Gas & Chemical	63,112	73,638	188,025	207,370
Storage Solutions	182,129	95,200	471,330	298,801
Industrial	74,577	15,841	128,398	27,849
Total gross revenues	$381,962	$226,388	$919,954	$659,122
Less: Inter-segment revenues
Electrical Infrastructure	$—	$—	$—	$—
Oil Gas & Chemical	118	44	425	44
Storage Solutions	328	374	798	2,064
Industrial	—	—	—	—
Total inter-segment revenues	$446	$418	$1,223	$2,108
Consolidated revenues
Electrical Infrastructure	$62,144	$41,709	$132,201	$125,102
Oil Gas & Chemical	62,994	73,594	187,600	207,326
Storage Solutions	181,801	94,826	470,532	296,737
Industrial	74,577	15,841	128,398	27,849
Total consolidated revenues	$381,516	$225,970	$918,731	$657,014
Gross profit
Electrical Infrastructure	$5,971	$4,994	$13,155	$16,329
Oil Gas & Chemical	7,397	8,016	21,614	23,928
Storage Solutions	19,269	8,828	51,894	26,545
Industrial	7,307	1,288	12,907	901
Total gross profit	$39,944	$23,126	$99,570	$67,703
Operating income (loss)
Electrical Infrastructure	$2,498	$2,424	$4,658	$8,439
Oil Gas & Chemical	3,252	3,285	8,922	10,987
Storage Solutions	10,084	2,447	26,676	7,446
Industrial	2,985	275	4,142	(1,745)
Total operating income	$18,819	$8,431	$44,398	$25,127
Segment assets (A)
Electrical Infrastructure	$98,502	$58,640	$98,502	$58,640
Oil Gas & Chemical	83,505	84,499	83,505	84,499
Storage Solutions	220,155	155,739	220,155	155,739
Industrial	122,013	23,683	122,013	23,683
Unallocated assets	73,640	56,614	73,640	56,614
Total segment assets	$597,815	$379,175	$597,815	$379,175

(A)
March 31, 2014 balances include the assets of Matrix NAC and are allocated to the Electrical Infrastructure, Oil Gas & Chemical, and Industrial segments in the amounts of $34.8 million, $2.8 million and $78.9 million, respectively. Unallocated assets includes $35.9 million of Goodwill related to the acquisition. As previously noted, we are currently assessing the impact of the acquisition on our reporting units and expect to complete the Goodwill analysis in the fourth quarter of fiscal 2014.

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
Goodwill
The Company has five significant reporting units with goodwill representing 39%, 19%, 13%, 10% and 10% of the total goodwill balance. Our most recent annual goodwill impairment test, performed in the fourth quarter of fiscal 2013, indicated that the fair value of these reporting units exceeded their respective carrying values by 64%, 224%, 144%, 149% and 123%. The remaining 9% of total goodwill is spread between two other reporting units. Based on the excess of estimated fair value over carrying value and the absence of any indicators of impairment at March 31, 2014, the Company does not currently anticipate recording a goodwill impairment charge for any of its operating units. The Company is currently assessing the impact of the KNAC acquisition on its reporting units and expects to complete the analysis in the fourth quarter of fiscal 2014.
Other Intangible Assets
Intangible assets that have finite useful lives are amortized by the straight-line method over their useful lives ranging from 1 to 15 years. Intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. Annually, we evaluate the remaining useful lives of intangible assets not being amortized to determine whether facts and circumstances continue to support an indefinite useful life and review both amortizing and non-amortizing intangible assets for impairment indicators. Based on these reviews, the Company has determined that the indefinite lives assigned to its indefinite lived intangible assets are appropriate and no impairment indicators exist at March 31, 2014.
Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $11.0 million at March 31, 2014 and $9.1 million at June 30, 2013. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.
SME Receivables
The Company continues to pursue collection of certain receivables acquired in connection with the purchase of S.M. Electric Company, Inc. in February 2009. The recorded values at March 31, 2014 include $0.7 million in claim receivables, which represents the Company’s best estimate of the amount to be collected under a claim, and an additional $2.9 million for amounts due under the related contract. Recovering the remaining receivables will require mediation or litigation and the ultimate amount realized may be significantly different than the recorded amounts, which could result in an adjustment to future earnings.
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

•
The Industrial segment includes work in the iron and steel and mining and minerals industries, bulk material handling and fertilizer production facilities, as well as work for clients in other industrial markets.

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Consolidated

Consolidated revenues were $381.5 million for the three months ended March 31, 2014, an increase of $155.5 million, or 68.8%, from consolidated revenues of $226.0 million in the same period in the prior fiscal year. As discussed in Note 2 - Acquisitions, the Company acquired Kvaerner North American Construction, which we refer to as Matrix NAC, in the second quarter of fiscal 2014. Accordingly, third quarter results include three full months, or $64.0 million, of Matrix NAC revenues. The remaining revenue increase of $91.5 million was attributable to our existing business. On a segment basis, consolidated revenues increased in the Storage Solutions, Industrial and Electrical Infrastructure segments by $87.0 million, $58.7 million and $20.4 million respectively, partially offset by a decrease in the Oil Gas & Chemical segment of $10.6 million.

Consolidated gross profit increased from $23.1 million in the three months ended March 31, 2013 to $39.9 million in the three months ended March 31, 2014. The increase of $16.8 million was due to both higher revenues and higher gross margins which increased to 10.5% in fiscal 2014 compared to 10.2% a year earlier.

Consolidated SG&A expenses were $21.1 million in the three months ended March 31, 2014 compared to $14.7 million in the same period a year earlier, an increase of $6.4 million, or 43.5%. The increase is attributable to the inclusion of a full quarter of Matrix NAC expenses along with higher incentive compensation costs and increased support costs related to higher business volumes. SG&A expense as a percentage of revenue decreased to 5.5% in the three months ended March 31, 2014 compared to 6.5% for the three months ended March 31, 2013.

Net interest expense was $0.3 million in the three months ended March 31, 2014 and $0.2 million in the same period a year earlier.

The effective tax rate was 36.4% for the three months ended March 31, 2014 and 21.2% for the three months ended March 31, 2013. The fiscal 2013 tax rate was positively impacted by the effect of retroactive tax legislation enacted in the third quarter of fiscal 2013 and a change in estimate related to a certain available tax credit.

For the three months ended March 31, 2014, net income attributable to Matrix Service Company and the related fully diluted earnings per share were $11.4 million and $0.42 compared to $6.5 million and $0.25 in the same period a year earlier.

Electrical Infrastructure

Revenues for the Electrical Infrastructure segment increased $20.4 million to $62.1 million in the three months ended March 31, 2014 compared to $41.7 million in the same period a year earlier. The increased revenue volume in fiscal 2014 was primarily due to the inclusion of a full quarter's activity related to Matrix NAC. Gross margins were 9.6% in the three months ended March 31, 2014 compared to 12.0% in the same period a year earlier. Fiscal 2014 margins were negatively affected by the mix of work leading to lower direct margins and lower recovery of overhead costs.

Oil Gas & Chemical

Revenues for the Oil Gas & Chemical segment decreased to $63.0 million in the three months ended March 31, 2014 compared to $73.6 million in the same period a year earlier. The decrease of $10.6 million, or 14.4%, was primarily due to lower levels of work across most of the business. Gross margins increased from 10.9% in fiscal 2013 to 11.7% in the three months ended March 31, 2014 primarily due to higher margins in both the turnaround and capital construction businesses partially offset by a lower absorption of construction overhead costs.

Storage Solutions

Revenues for the Storage Solutions segment increased to $181.8 million in the three months ended March 31, 2014 compared to $94.8 million in the same period a year earlier. The increase of $87.0 million, or 91.8%, was primarily due to higher levels of work in our domestic and Canada aboveground storage tank business in addition to significant terminal balance of plant work. The fiscal 2014 gross margin increased to 10.6% compared to 9.3% in the same period in the prior year. The fiscal 2014 gross margin was negatively impacted by a project charge of $1.4 million. The fiscal 2013 gross margin was negatively impacted by a legal charge of $1.0 million.

Industrial

Revenues for the Industrial segment increased to $74.6 million in the three months ended March 31, 2014 compared to $15.8 million in the same period a year earlier. The increase of $58.8 million was primarily due to the inclusion of a full quarter's activity related to Matrix NAC, a higher level of mining work and ongoing work on a previously announced project for the engineering, procurement and construction of specialty tanks in a nitrogen fertilizer complex. Gross margins were 9.8% in the three months ended March 31, 2014 compared to 8.1% in the same period a year earlier. The improvement in gross margins is due to improved execution and higher recovery of construction overhead costs, partially offset by mix of work which led to lower direct margins.

Nine Months Ended March 31, 2014 Compared to the Nine Months Ended March 31, 2013

Consolidated

Consolidated revenues were $918.7 million for the nine months ended March 31, 2014, an increase of $261.7 million, or 39.8%, from consolidated revenues of $657.0 million in the same period in the prior fiscal year. Organic revenues increased $192.3 million and MNAC revenues totaled $69.4 million in fiscal 2014. On a segment basis, consolidated revenues increased in the Storage Solutions, Industrial and Electrical Infrastructure segments by $173.8 million, $100.5 million and $7.1 million respectively, partially offset by a decrease in the Oil Gas & Chemical segment of $19.7 million.

Consolidated gross profit increased from $67.7 million in the nine months ended March 31, 2013 to $99.6 million in the nine months ended March 31, 2014. The increase of $31.9 million was due to both higher revenues and higher gross margins which increased to 10.8% in fiscal 2014 compared to 10.3% a year earlier.

Consolidated SG&A expenses were $55.2 million in the nine months ended March 31, 2014 compared to $42.6 million in the same period a year earlier. As discussed in Note 2 - Acquisitions, the Company acquired Matrix NAC in the second quarter of fiscal 2014. Therefore, SG&A includes a full quarter of Matrix NAC operational expenses and $2.0 million of acquisition related fees. These expenses, along with higher incentive compensation costs, increased tax related professional fees and increased support costs related to higher business volumes caused SG&A expense to increase by $12.6 million, or 29.6%.

SG&A expense as a percentage of revenue decreased to 6.0% in the nine months ended March 31, 2014 compared to 6.5% in the same period a year earlier.

Net interest expense was $0.8 million in the nine months ended March 31, 2014 and $0.6 million in the same period a year earlier.

Other expense in the nine months ended March 31, 2014 was $0.1 million. Other income in the nine months ended March 31, 2013 was $0.1 million.

The effective tax rate was 34.0% for the nine months ended March 31, 2014 and 32.5% for the nine months ended March 31, 2013. We completed a fiscal 2013 R&D study in the second quarter of fiscal 2014 resulting in a significantly higher credit than previously estimated, therefore, we recorded a discrete positive adjustment of approximately $1.0 million. In addition, we increased our estimate of the fiscal 2014 R&D credit resulting in an additional benefit of approximately $0.7 million. The fiscal 2013 effective tax rate was positively impacted by the effect of retroactive tax legislation enacted in the third quarter of fiscal 2013 and a change in estimate related to a certain available tax credit.

For the nine months ended March 31, 2014, net income attributable to Matrix Service Company and the related fully diluted earnings per share were $28.3 million and $1.05 compared to $16.6 million and $0.63 in the same period a year earlier.

Electrical Infrastructure

Revenues for the Electrical Infrastructure segment increased $7.1 million to $132.2 million in the nine months ended March 31, 2014 compared to $125.1 million in the same period a year earlier. The increased revenue volume in fiscal 2014 was primarily due to the inclusion of post acquisition Matrix NAC activity partially offset by lower business volume in our existing business. The lower business volumes were due to lack of storm restoration services and lower high voltage work due to delays in customer spending. Gross margins were 10.0% in the nine months ended March 31, 2014 compared to 13.1% in the same period a year earlier. Fiscal 2014 margins were negatively affected by the mix of work leading to lower direct margins and higher unrecovered overhead costs. Fiscal 2013 margins were positively affected by storm restoration work.

Oil Gas & Chemical

Revenues for the Oil Gas & Chemical segment decreased $19.7 million to $187.6 million in the nine months ended March 31, 2014 compared to $207.3 million in the same period a year earlier. The decrease of $19.7 million, or 9.5%, was primarily due to a lower level of capital construction projects partially offset by higher turnaround and industrial cleaning work. Gross margins were 11.5% in the nine months ended March 31, 2014 and 2013.

Storage Solutions

Revenues for the Storage Solutions segment increased to $470.5 million in the nine months ended March 31, 2014 compared to $296.7 million in the same period a year earlier. The increase of $173.8 million, or 58.6%, was primarily due to higher levels of work in our domestic and Canada aboveground storage tank business and significant terminal balance of plant work. The fiscal 2014 gross margin of 11.0% was reduced by a project charge of $5.4 million. Gross margins of 8.9% in fiscal 2013 were reduced due to a project charge of $3.1 million. The overall improvement in gross margins was due to strong project execution in fiscal 2014, particularly on certain key strategic projects.

Industrial

Revenues for the Industrial segment increased to $128.4 million in the nine months ended March 31, 2014 compared to $27.8 million in the same period a year earlier. The increase of $100.5 million was primarily due to the inclusion of post acquisition Matrix NAC activity, a higher level of mining and material handling work and ongoing work on a previously announced project for the engineering, procurement and construction of specialty tanks in a nitrogen fertilizer complex. Gross margins were 10.1% in the nine months ended March 31, 2014 compared to 3.2% in the same period a year earlier. The improvement in gross margins is due to improved execution and a higher recovery of construction overhead costs, partially offset by mix of work with lower direct margins.

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
The following table provides a summary of changes in our backlog for the three months ended March 31, 2014:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of December 31, 2013	$212,495	$142,363	$353,480	$174,292	$882,630
Net awards	46,070	49,484	242,199	66,204	403,957
Revenue recognized	(62,144)	(62,994)	(181,801)	(74,577)	(381,516)
Backlog as of March 31, 2014	$196,421	$128,853	$413,878	$165,919	$905,071
The following table provides a summary of changes in our backlog for the nine months ended March 31, 2014:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2013	$103,520	$120,138	$319,718	$83,361	$626,737
Backlog acquired	123,492	2,825	—	115,723	242,040
Net awards	101,610	193,490	564,692	95,233	955,025
Revenue recognized	(132,201)	(187,600)	(470,532)	(128,398)	(918,731)
Backlog as of March 31, 2014	$196,421	$128,853	$413,878	$165,919	$905,071
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

A reconciliation of EBITDA to net income follows:

	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
	(In thousands)
Net income	$11,792	$6,521	$28,655	$16,641
Interest expense	324	205	898	605
Provision for income taxes	6,756	1,753	14,755	7,999
Depreciation and amortization	5,394	3,415	12,945	9,211
EBITDA	$24,266	$11,894	$57,253	$34,456

FINANCIAL CONDITION AND LIQUIDITY
Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the nine months ended March 31, 2014 were cash on hand at the beginning of the fiscal year, capacity under our senior revolving credit facility and cash generated from operations. Cash on hand at March 31, 2014 totaled $59.8 million and availability under the senior revolving credit facility totaled $137.9 million resulting in available liquidity of $197.7 million.
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
The acquisition discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q was funded with cash on hand and $15.0 million of borrowings under the senior credit facility. Although the acquisition did result in a reduction to our liquidity, the Company believes that the remaining availability under the expanded credit facility, as discussed under the caption Senior Revolving Credit Facility included in this Financial Condition and Liquidity section of the Form 10-Q, along with cash on hand and cash generated from operations will provide sufficient liquidity to achieve both our short and long-term business objectives.
We have an effective shelf registration statement on file with the SEC under which we may issue, from time to time, up to $400 million of senior debt securities, subordinated debt securities, common stock, preferred stock and warrants. This shelf registration statement gives us additional flexibility, when capital market conditions are favorable, to grow our business, finance acquisitions or to optimize our balance sheet in order to improve or maintain our financial flexibility. We may also elect to issue term debt or access the accordion feature to increase our borrowing capacity under our revolving credit facility.
Cash Flow for the Nine Months Ended March 31, 2014
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities for the nine months ended March 31, 2014 totaled $20.2 million. The various components of cash flows from operating activities are as follows:

Net Cash Provided by Operating Activities
(In thousands)

Net income	$28,655
Non-cash expenses	16,730
Deferred income tax	(4,501)
Cash effect of changes in operating assets and liabilities	(20,879)
Other	150
Net cash provided by operating activities	$20,155
The cash effect of significant changes in operating assets and liabilities include the following:

•
The change in accounts receivable caused a decrease in cash of $59.0 million. The negative variance is primarily due to higher business volumes and the timing of project billings, particularly in the Storage Solutions and Industrial segments.

•
The net change in the combined balance of costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs and estimated earnings caused a decrease to cash of $15.6 million at March 31, 2014. The unfavorable variance is primarily attributable to higher business volumes and an increase in costs and estimated earnings in excess of billings due to significant cost plus and time and material projects that are billed in arrears.

•	The change in accounts payable resulted in a increase to cash of $38.7 million. The favorable variance is primarily due to higher business volumes and the timing of vendor payments.

•
The change in accrued liabilities resulted in an increase to cash of $9.3 million. The favorable variance is primarily attributable to higher short and long-term incentive accruals due to increased earnings and increased payroll and payroll related benefit accruals due to increased business volumes.

Cash Flows Used for Investing Activities
Investing activities used $68.9 million of cash in the first nine months of fiscal 2014. This was primarily due to the purchase of Kvaerner North American Construction in the amount of $51.4 million, net of cash acquired. The acquisition is discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q. Capital expenditures used $17.8 million of cash and proceeds from asset dispositions generated cash of $0.3 million. Capital expenditures consisted of $11.1 million for the purchase of construction equipment, $4.2 million for transportation equipment, $1.9 million for office equipment and software and $0.6 million for land and buildings.
Cash Flows Provided by Financing Activities
Financing activities provided $45.7 million of cash in the first nine months of fiscal 2014 primarily due to net cash borrowings of $45.1 million, excess tax benefit from the exercise of stock options and vesting of deferred shares of $1.6 million, and stock issuances of $1.1 million, partially offset by treasury share purchases of $1.7 million and the payment of debt amendment fees of $0.5 million. Cash borrowings included a $15.0 million borrowing used to assist in the funding of a recent business acquisition, Canadian dollar advances to fund our existing Canadian operations including amounts to settle intercompany cross currency billings and other borrowings to finance our short-term working capital requirements. The acquisition is discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Senior Revolving Credit Facility
On March 13, 2014, in order to facilitate the growth of the Company and to provide additional financial flexibility, the Company entered into the First Amendment to the Third Amended and Restated Credit Agreement (the "Amendment"), by and among the Company and certain of its Canadian subsidiaries party thereto, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other Lenders party to the Credit Agreement and the Amendment, which amends the Third Amended and Restated Credit Agreement dated as of November 7, 2011 (the "Credit Agreement"). The Amendment provides for a five-year, $200.0 million senior secured revolving credit facility that expires March 13, 2019. Advances may be used for working capital, acquisitions, capital expenditures,and other lawful corporate purposes.
The Credit Agreement includes the following covenants and borrowing limitations:

•	Our Senior Leverage Ratio, as defined in the agreement, may not exceed 2.50 to 1.00, determined as of the end of each fiscal quarter.

•	We are required to maintain a Fixed Charge Coverage Ratio, as defined in the agreement, greater than or equal to 1.25 to 1.00, determined as of the end of each fiscal quarter.

•	Asset dispositions (other than inventory and obsolete or unneeded equipment disposed of in the ordinary course of business) are limited to $20.0 million per 12-month period.
Amounts borrowed under the Credit Agreement bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The additional margin on Alternate Base Rate and LIBOR-based loans ranges between 0.25% and 1.0% and between 1.25% and 2.0%, respectively.
The Credit Agreement also permits us to borrow in Canadian dollars with a sublimit of U.S. $40.0 million. Amounts borrowed in Canadian dollars will bear interest either at the CDOR Rate, plus an additional margin based on the Senior Leverage Ratio ranging from 1.25% to 2.0%, or at the Canadian Prime Rate, plus an additional margin based on the Senior Leverage Ratio ranging from 1.75% to 2.5%. The CDOR Rate is equal to the sum of the annual rate of interest which is the rate determined as being the arithmetic average of the quotations of all institutions listed in respect of the relevant CDOR interest period for Canadian Dollar denominated bankers’ acceptances, plus 0.1%. The Canadian Prime Rate is equal to the greater of (i) the rate of interest per annum most recently announced or established by JPMorgan Chase Bank, N.A., Toronto Branch as its reference rate in effect on such day for determining interest rates for Canadian Dollar denominated commercial loans in Canada and (ii) the CDOR Rate plus 1.0%.
The Unused Credit Facility Fee is between 0.20% and 0.35% based on the Senior Leverage Ratio.
As noted previously, the Credit Agreement includes a Senior Leverage Ratio covenant which provides that Consolidated Funded Indebtedness may not exceed 2.5 times Consolidated EBITDA, as defined in the agreement, over the previous four quarters. For the four quarters ended March 31, 2014, Consolidated EBITDA was $87.4 million. Accordingly, at March 31, 2014, there were no restrictions on our ability to access the full amount of the credit facility. Consolidated Funded Indebtedness at March 31, 2014 was $55.3 million.

Availability under the senior credit facility at March 31, 2014 and June 30, 2013 was as follows:

	March 31, 2014	June 30, 2013
	(In thousands)
Senior credit facility	$200,000	$125,000
Borrowings outstanding	45,103	—
Letters of credit	16,950	13,372
Availability under the senior credit facility	$137,947	$111,628
Outstanding borrowings at March 31, 2014 included advances used to assist in the funding of a recent business acquisition, Canadian dollar advances to fund our existing Canadian operations including amounts to settle intercompany cross currency billings and other borrowings to finance our short-term working capital requirements.
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
In addition to the stock buyback program, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix withheld 76,868 shares in the first nine months of fiscal 2014 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares.
The Company has 1,476,765 treasury shares as of March 31, 2014 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2014.
We have completed the acquisition of Matrix NAC effective December 21, 2013. We are in the process of assessing and, to the extent necessary, making changes to the internal control over financial reporting of Matrix NAC to conform such internal control to that used on our other operations. However, we are not yet required to evaluate, and have not yet fully evaluated, changes in Matrix NAC's internal control over financial reporting. Subject to the foregoing, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended March 31, 2014.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to a number of legal proceedings. We believe that the nature and number of these proceedings are typical for a company of our size engaged in our type of business and that none of these proceedings will result in a material effect on our business, results of operations, financial condition, cash flows or liquidity.
Item 1A. Risk Factors
There were no material changes in our Risk Factors from those reported in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, except for those previously described in Item 1A of Part II in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases made by the Company of its common stock during the third quarter of fiscal year 2014.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2014
Share Repurchase Program (A)	—	—	—	2,113,497
Employee Transactions (B)	464	$26.24	—
February 1 to February 28, 2014
Share Repurchase Program (A)	—	—	—	2,113,497
Employee Transactions (B)	871	$31.89	—
March 1 to March 31, 2014
Share Repurchase Program (A)	—	—	—	2,113,497
Employee Transactions (B)	—	—	—

(A)	Represents shares purchased under our stock buyback program.

(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.
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
Item 5. Other Information
None
Item 6. Exhibits:

Exhibit 10:
First Amendment, effective as of March 31, 2014, to the Third Amended and Restated Credit Agreement by and among Matrix Service Company and certain of its Canadian subsidiaries party thereto, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party to the credit agreement and the amendment (Exhibit 10 to the Company's Current Report on Form 8-K (File No. 1-15461) filed on March 19, 2014 is hereby incorporated by reference).

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

MATRIX SERVICE COMPANY

Date:	May 9, 2014	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer

EXHIBIT INDEX

Exhibit 10:
First Amendment, effective as of March 31, 2014, to the Third Amended and Restated Credit Agreement by and among Matrix Service Company and certain of its Canadian subsidiaries party thereto, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party to the credit agreement and the amendment (Exhibit 10 to the Company's Current Report on Form 8-K (File No. 1-15461) filed on March 19, 2014 is hereby incorporated by reference).

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