Form 10-K
period 2014-06-30
MATRIX SERVICE CO
filed 2014-09-08
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2014
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
Large accelerated filer  ☐            Accelerated filer  ☑            Non-accelerated filer  ☐            Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $635 million.
The number of shares of the registrant’s common stock outstanding as of September 3, 2014 was 26,376,223 shares.
Documents Incorporated by Reference
Certain sections of the registrant’s definitive proxy statement relating to the registrant’s 2014 annual meeting of stockholders, which definitive proxy statement will be filed within 120 days of the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

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

WEBSITE ACCESS TO REPORTS
Our public website is matrixservicecompany.com. We make available free of charge through the "Investor Relations" section of our website our annual reports to stockholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Any materials we file with or furnish to the SEC is also maintained on the SEC website (sec.gov).
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
OPERATING SEGMENTS
We operate our business through four reportable segments: Electrical Infrastructure, Oil Gas & Chemical, Storage Solutions, and Industrial.
The Electrical Infrastructure segment primarily encompasses construction and maintenance services to a variety of power generation facilities, such as combined cycle plants, natural gas fired power stations, and renewable energy installations. We also provide high voltage services to investor owned utilities, including construction of new substations, upgrades of existing substations, short-run transmission line installations, distribution upgrades and maintenance, and storm restoration services.
The Oil Gas & Chemical segment includes our traditional turnaround activities, plant maintenance services and construction in the downstream petroleum industry. Another key offering is industrial cleaning services, which include hydroblasting, hydroexcavating, chemical cleaning and vacuum services. We also perform work in the petrochemical, natural gas, gas processing and compression, and upstream petroleum markets.
The Storage Solutions segment includes new construction of crude and refined products aboveground storage tanks (“ASTs”), as well as planned and emergency maintenance services. Also included in the Storage Solutions segment is work related to specialty storage tanks including liquefied natural gas (“LNG”), liquid nitrogen/liquid oxygen (“LIN/LOX”), liquid petroleum (“LPG”) tanks and other specialty vessels including spheres. We also offer aboveground storage tank products including floating roof seals. Finally, the Storage Solutions segment includes balance of plant work in storage terminals and tank farms.
The Industrial segment includes construction and maintenance work in the iron and steel and mining and minerals industries, bulk material handling and fertilizer production facilities, as well as work for clients in other industrial markets.
PURCHASE OF KVAERNER NORTH AMERICAN CONSTRUCTION
Effective as of December 21, 2013, the Company acquired 100% of the stock of Kvaerner North American Construction Ltd. and substantially all of the assets of Kvaerner North American Construction Inc,. together referenced as "KNAC". The businesses are now known as Matrix North American Construction Ltd. and Matrix North American Construction, Inc., together referenced as "Matrix NAC". Matrix NAC is a premier provider of maintenance and capital construction services to power generation, integrated iron and steel, and industrial process facilities. The acquisition significantly expands the Company's presence in the Electrical Infrastructure and Industrial Segments, and to a lesser extent, the Oil Gas and Chemical segment. The KNAC acquisition brought opportunities in additional geographical markets, the ability to execute additional and larger projects and expanded our relationship with some existing clients.

The Company purchased KNAC for $51.6 million, net of cash acquired. The acquisition was funded through a combination of cash-on-hand and borrowings under our senior revolving credit facility.
OTHER BUSINESS MATTERS
Customers and Marketing
The Company provided services to approximately 560 customers in fiscal 2014. Two customers, TransCanada Corporation and Enbridge, accounted for $218.6 million and $160.5 million, or 17.3% and 12.7% of our consolidated revenue, respectively, all of which was in the Storage Solutions segment.  The loss of these major customers or other significant customers could have a material adverse effect on the Company; however, we are not dependent on any single contract or customer on an on-going basis.
Matrix markets its services and products primarily through its marketing and business development personnel, senior professional staff and its operating management. We competitively bid most of our projects; however, we have a number of preferred provider relationships with customers who award us work through long-term agreements. Our projects have durations ranging from a few days to multiple years.
Segment Financial Information
Financial information for our operating segments is provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 13-Segment Information of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Competition
Our industry is highly fragmented and intensely competitive. We compete with local, regional, national and international contractors and service providers. Competitors vary with the markets we serve with few competitors competing in all of the markets we serve or in all of the services we provide. Contracts are generally awarded based on quality, safety performance, price, schedule, and customer satisfaction.
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
The following table provides a summary of changes in our backlog in fiscal 2014:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2013	$103,520	$120,138	$319,718	$83,361	$626,737
Backlog acquired	123,492	2,825	—	115,723	242,040
Project awards	140,694	226,944	773,809	168,691	1,310,138
Revenue recognized	(205,570)	(239,690)	(610,896)	(206,933)	(1,263,089)
Backlog as of June 30, 2014	$162,136	$110,217	$482,631	$160,842	$915,826

Seasonality
Quarterly operating results can exhibit seasonal fluctuations, especially in our Oil Gas & Chemical segment, for a variety of reasons. Turnarounds and planned outages at customer facilities are typically scheduled in the spring and the fall when the demand for energy is lower. Within the Electrical Infrastructure segment, transmission and distribution work is generally scheduled by the public utilities when the demand for electricity is at its lowest. Therefore, revenue volume in the summer months is typically lower than in other periods throughout the year. Also, we typically see a lower level of operating activity relating to construction projects during the winter months and early in the calendar year because many of our customers’ capital budgets have not been finalized. Our business can also be affected, both positively and negatively, by seasonal factors such as energy demand or weather conditions including hurricanes, snowstorms, and abnormally low or high temperatures. Some of these seasonal factors may cause some of our offices and projects to close or reduce activities temporarily. Accordingly, results for any interim period may not necessarily be indicative of future operating results.
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
Typically our contracts require us to indemnify our customers for injury, damage or loss arising from the performance of our services and provide warranties for materials. The Company may also be required to name the customer as an additional insured up to the limits of insurance available, or we may be required to purchase special insurance policies or surety bonds for specific customers or provide letters of credit in lieu of bonds to satisfy performance and financial guarantees on some projects.
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
Employees
As of June 30, 2014, the Company had 4,491 employees of which 837 were employed in non-field positions and 3,654 were employed in field or shop positions. The number of employees varies significantly throughout the year because of the number, type and size of projects we have in progress at any particular time.
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
Patents and Proprietary Technology
Matrix Service Company’s subsidiaries have several patents and patents pending, and continues to pursue new idea and innovations to better serve our customers in all areas of our business. The Flex-A-Span® and Flex-A-Seal® trademarks are utilized to market the Company’s unique seals for floating roof tanks. The FastFroth® trademark is utilized to market the Company’s unique industrial cleaning process. Our patented RS 1000 Tank Mixer controls sludge build-up in crude oil tanks through resuspension. The Flexible Fluid Containment System patent relates to a flexible fluid containment system that captures and contains flue leaking from pipe and valve connections. The Flex-A-Swivel patent refers to our unique pipe swivel joint assembly. Our patent for Spacerless or Geocomposite Double Bottom for Storage Tanks relates to a replacement bottom with leak detection and containment that allows for the retrofitting of an existing tank while minimizing the loss of capacity.

The patent for the Training Tank for Personnel Entry, Exit and Rescue relates to a training device that can be used to train personnel on equipment that is made to simulate confined space scenarios.
The Company also holds a perpetual license to use various patents and technologies related to LNG storage tanks, LIN/LOX storage tanks, LPG storage tanks and thermal vacuum chambers.
While the Company’s intellectual property is not its main business, we believe that the ability to use these patents and technology enables us to expand our presence in the markets and minimizes the development costs typically associated with organic growth.
Regulation
Health and Safety Regulations
Our operations are subject to regulation by the United States Occupational Safety and Health Administration (“OSHA”) and Mine Safety and Health Administration (“MSHA”), and to regulation under state laws and by the Canadian Workers’ Compensation Board and its Workplace Health, Safety and Compensation Commission. Regulations promulgated by these agencies require employers and independent contractors to implement work practices, medical surveillance systems and personnel protection programs to protect employees from workplace hazards and exposure to hazardous chemicals and materials. In recognition of the potential for accidents within various scopes of work, these agencies have enacted strict and comprehensive safety regulations. The Company has established and consistently reinforces and monitors compliance with comprehensive programs intended to insure that it complies with all applicable health and safety regulations to protect the safety of its workers, subcontractors and customers. While the Company believes that it operates safely and prudently, there can be no assurance that accidents will not occur or that the Company will not incur substantial liability in connection with the operation of its businesses. In order to minimize the financial exposure resulting from potential accidents associated with the Company's work, the Company maintains liability insurance to limit losses that could result from our work.
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
Item 1A. Risk Factors
The following risk factors should be considered with the other information included in this Annual Report on Form 10-K. As we operate in a continuously changing environment, other risk factors may emerge which could have a material adverse effect on our results of operations, financial condition and cash flow.
Risk Factors Related to Our Business
Unsatisfactory safety performance may subject us to penalties, affect customer relationships, result in higher operating costs, negatively impact employee morale and result in higher employee turnover.
 Our projects are conducted at a variety of sites including construction sites and industrial facilities.  With each location, hazards are part of the day to day exposures that we must manage on a continuous basis to ensure our employees return home from work the same way they arrived.  We understand that everyone plays a role with safety and everyone can make a difference with their active participation. With our proactive approach, our strategy is to identify the exposures and correct them before they manifest into an incident whether that involves an injury, damage or destruction of property, plant and equipment or environmental impact.  We are intensely focused on maintaining a strong safety culture and continue our journey to zero incidents.
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
Acquisitions may result in significant transaction expenses, and unidentified liabilities and risks associated with entering new markets. We may also be unable to profitably integrate and operate these businesses.
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
An inability to attract and retain qualified personnel, and in particular, engineers, project managers, and skilled craft workers, could impact our ability to perform on our contracts, which could harm our business and impair our future revenues and profitability.
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
Some of our employees are represented by labor unions. The Company has in excess of 50 collective bargaining agreements with various labor unions. The most significant agreements include the following:

Trade	Local #	Location	Expires
Boilermaker	28	Bayonne, N.J.	12/31/2015
Boilermaker	13	Philadelphia, PA.	12/31/2015
Electrician	351	Hammonton, N.J.	09/27/2016
Electrician	102	Parsippany, N.J.	05/31/2015
Electrician	164	Paramus, N.J.	05/31/2017
Laborers	81	Gary, IN.	05/31/2017
Iron Workers	395	Gary, IN	05/31/2015
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
We are currently a defendant in legal proceedings arising from the operation of our business, and it is reasonable to expect that we would be named in future actions. Many of the actions against us arise out of the normal course of performing services on project sites, and include workers’ compensation claims, personal injury claims and contract disputes with our customers. From time to time, we are also named as a defendant for actions involving the violation of federal and state labor laws related to employment practices, wages and benefits. We may also be a plaintiff in legal proceedings against customers seeking to recover payment of contractual amounts due to us as well as claims for increased costs incurred by us resulting from, among other things, services performed by us at the request of a customer that are in excess of original project scope that are later disputed by the customer and customer-caused delays in our contract performance.
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

We rely on internally and externally developed software applications and systems to support critical functions including project management, estimating, scheduling, human resources, accounting, and financial reporting. Any sudden loss, disruption or unexpected costs to maintain these systems could significantly increase our operational expense as well as disrupt the management of our business operations.
We rely on various software systems to conduct our critical operating and administrative functions.  We depend on our software vendors to provide long-term software maintenance support for our information systems.  Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems, in which case we may need to abandon one or more of our current information systems and migrate some or all of our project management, human resources, estimating, scheduling, accounting and financial information to other systems, thus increasing our operational expense as well as disrupting the management of our business operations.
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
Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. We perform annual goodwill and intangible asset impairment reviews in the fourth quarter of every fiscal year. In addition, we perform an impairment review whenever events or changes in circumstances indicate the carrying value of goodwill or an intangible or fixed asset may not be recoverable. At some future date, we may determine that significant impairment has occurred, which could require us to write off an additional portion of our assets and could adversely affect our financial condition or results of operations. As of June 30, 2014 the Company had $27.2 million of amortizing intangible assets and $71.3 million of non amortizing intangibles including goodwill representing 4.8% and 12.5% of the Company's total assets, respectively.
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
Risk Factors Related To The Acquisition of Kvaerner North American Construction ("KNAC")
We may not be able to successfully integrate our acquisition of KNAC, which could cause our business to suffer.
We may not be able to successfully complete integration of the operations, personnel and technology of KNAC. Because of the size and complexity of KNAC’s business, if the remaining integration is not managed successfully, we may experience interruptions in our business activities, a decrease in the quality of our services, a deterioration in our employee and customer relationships, increased costs of integration and harm to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations. The integration of KNAC with our operations will require significant attention from management, which may decrease the time that management will have to serve existing customers, attract new customers and develop new services and strategies. We may also experience difficulties in combining corporate cultures, maintaining employee morale and retaining key employees. The continuing integration of KNAC may also impose substantial demands on our operations or other projects. We will have to actively strive to demonstrate to our existing customers that the acquisition has not resulted in adverse changes in our standards or business focus. The integration of KNAC will also involve a significant capital commitment, and the return that we achieve on any capital invested may be less than the return achieved on our other projects or investments. There will be challenges in consolidating and rationalizing information technology platforms and administrative infrastructures. In addition, any delays or increased costs of integrating the companies could adversely affect our operations, financial results and liquidity.
We may not realize the growth opportunities, operating margins and synergies that are anticipated from our acquisition of KNAC.
The benefits we expect to achieve as a result of our acquisition of KNAC will depend, in part, on our ability to realize the anticipated growth opportunities, operating margins and synergies. Our success in realizing these growth opportunities, operating margins and synergies, and the timing of this realization, depends on the successful integration of KNAC’s business and operations with our business and operations. Even if we are able to integrate our business with KNAC’s business successfully, this integration may not result in the realization of the full benefits of the growth opportunities, operating margins and synergies we currently expect from this integration within the anticipated time frame or at all. Accordingly, the benefits from the acquisition may be offset by costs incurred or delays in integrating the companies, which could cause our revenue assumptions and operating margin to be inaccurate.

The acquisition may expose us to unidentified liabilities.
As a result of the acquisition, we acquired KNAC subject to certain of its liabilities. If there are unknown KNAC obligations, our business could be materially and adversely affected. We may learn additional information about KNAC’s business that adversely affects us, such as unknown liabilities, issues that could affect our ability to comply with the Sarbanes-Oxley Act or issues that could affect our ability to comply with other applicable laws. As a result, we cannot assure that the acquisition of KNAC will be successful or will not, in fact, harm our business. Among other things, if KNAC’s liabilities are greater than expected, or if there are material obligations of which we were not aware our business could be materially and adversely affected. If we become responsible for liabilities not covered by indemnification rights or substantially in excess of amounts covered through any indemnification rights, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows.
The steel industry is cyclical and sensitive to general economic conditions, which could have a material adverse effect on our operating results and financial condition.
A significant percentage of KNAC’s revenues are derived from the steel industry. Demand for steel products is cyclical in nature and sensitive to general economic conditions. The timing and magnitude of the cycles in the markets in which our customers’ products are used, including automobiles and residential construction, are difficult to predict. The cyclical nature of our customers’ operations tends to reflect and be amplified by changes in economic conditions, both domestically and internationally, supply/demand imbalances and foreign currency exchange fluctuations. Economic downturns or a prolonged period of slow growth in the U.S. and foreign markets or any of the industries in which our steel industry customers operate could have a material adverse effect on our results of operations, financial condition and cash flows.
Increases in imports of foreign steel into the U.S. may reduce our customers’ profitability and capital spending plans.
Economic expansion in China and other countries has affected the supply and price of steel products. Expansions and contractions in these economies can significantly affect the price of steel and of finished steel products. Additionally, in a number of foreign countries, such as China, steel producers are generally government-owned and may therefore make production decisions based on political or other factors that do not reflect market conditions. Disruptions in foreign markets from excess steel production may encourage importers to target the U.S. with excess capacity at aggressive prices, and existing trade laws and regulations may be inadequate to prevent unfair trade practices, which could have a material adverse effect on our steel industry customers. Although trade regulations restrict the importation of certain products, if foreign steel production significantly exceeds consumption in those countries, imports of steel products into the U.S. could increase, resulting in lower volumes and selling prices for our customers’ steel products, which could result in a decline in the maintenance and construction work we provide to these customers.
Risk Factors Related to Our Common Stock
Our common stock, which is listed on the NASDAQ Global Select Market, has experienced significant price and volume fluctuations. These fluctuations could continue in the future, and our stockholders may not be able to resell their shares of common stock at or above the purchase price paid.
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
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
The principal properties of Matrix Service Company are as follows:

Location	Description of Facility	Segment	Interest
Tulsa, Oklahoma	Corporate headquarters and regional office	Corporate, Storage Solutions	Leased
Alton, Illinois	Regional office	Oil Gas & Chemical	Leased
Bellingham, Washington	Regional office, fabrication facility and warehouse	Oil Gas & Chemical, Storage Solutions, Industrial	Owned
Canonsburg, Pennsylvania	Regional office	Electrical Infrastructure, Oil Gas & Chemical, Industrial	Leased
Catoosa, Oklahoma	Fabrication facility, regional offices and warehouse	Oil Gas & Chemical, Storage Solutions, Industrial	Owned (1)
Eddystone, Pennsylvania	Regional office, fabrication facility and warehouse	Electrical Infrastructure, Oil Gas & Chemical, Storage Solutions, Industrial	Leased
Hammond, Indiana	Regional office, fabrication facility, and warehouse	Electrical Infrastructure, Oil Gas & Chemical, Industrial	Leased
Houston, Texas	Regional offices and warehouse	Oil Gas & Chemical, Storage Solutions	Leased & Owned
Orange, California	Fabrication facility, regional office and warehouse	Oil Gas & Chemical, Storage Solutions, Industrial	Owned
Parsippany, New Jersey	Regional office	Industrial	Leased
Rahway, New Jersey	Regional office and warehouse	Electrical Infrastructure, Oil Gas & Chemical, Storage Solutions, Industrial	Leased
Reserve, Louisiana	Regional office and warehouse	Oil Gas & Chemical	Leased
Sandy, Utah	Regional office and warehouse	Industrial	Leased
Sewickley, Pennsylvania	Regional office	Oil Gas & Chemical, Storage Solutions, Industrial	Leased
Temperance, Michigan	Regional office and warehouse	Storage Solutions	Owned
Tucson, Arizona	Regional office and warehouse	Industrial	Leased
Burlington, Ontario, Canada	Regional office	Electrical Infrastructure, Industrial	Owned
Edmonton, Alberta, Canada	Regional office	Storage Solutions	Leased
Leduc, Alberta, Canada	Regional office and warehouse	Storage Solutions	Leased
Saint John, New Brunswick, Canada	Regional office	Storage Solutions	Leased
Sarnia, Ontario, Canada	Regional office and warehouse	Storage Solutions	Owned

(1)	Facilities were constructed by the Company on land acquired through a ground lease with renewal options extending until 2042.

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
Information concerning mine safety violations or other regulatory matters required to be disclosed in this annual report under Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “MTRX”. The following table sets forth the high and low sale prices for our common stock as reported by NASDAQ for the periods indicated:

	Fiscal Year 2014		Fiscal Year 2013
	High	Low	High	Low
First quarter	$19.62	$15.50	$11.88	$10.10
Second quarter	24.43	18.76	11.74	10.09
Third quarter	34.41	24.10	17.00	11.64
Fourth quarter	37.21	28.35	17.62	14.01
As of August 29, 2014, there were 25 holders of record of our common stock. The number of beneficial owners of our common stock is substantially greater than the number of holders of record.
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
Issuer Purchases of Equity Securities
Our Credit Agreement limits the Company's purchases of its equity securities to $25 million in any calendar year. The table below sets forth the information with respect to purchases made by the Company of its common stock during the fourth quarter of the fiscal year ended June 30, 2014.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2014
Share Repurchase Program (A)	—	—	—	2,113,497
Employee Transactions (B)	—	—	—
May 1 to May 31, 2014
Share Repurchase Program (A)	—	—	—	2,113,497
Employee Transactions (B)	3,228	$30.41	—
June 1 to June 30, 2014
Share Repurchase Program (A)	—	—	—	2,113,497
Employee Transactions (B)	—	—	—

(A)	Represents shares purchased under our stock buyback program approved by the Company's Board of Directors on November 6, 2012. The plan expires on December 31, 2014.

(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

Item 6. Selected Financial Data
Selected Financial Data
(In thousands, except percentages and per share data)

	Twelve Months Ended
	June 30, 2014	June 30, 2013	June 30, 2012	June 30, 2011	June 30, 2010
Revenues	$1,263,089	$892,574	$739,046	$627,052	$550,814
Gross profit	136,473	94,702	79,618	74,914	52,922
Gross margin %	10.8%	10.6%	10.8%	11.9%	9.6%
Selling, general and administrative expenses	77,866	57,988	47,983	44,014	45,169
Selling, general and administrative %	6.2%	6.5%	6.5%	7.0%	8.2%
Operating income	58,607	36,714	31,635	30,900	7,753
Net income	36,877	24,008	17,188	18,982	4,876
Earnings per share - basic	1.36	0.92	0.66	0.72	0.19
Earnings per share-diluted	1.33	0.91	0.65	0.71	0.18
Working capital	105,687	131,908	124,553	115,374	95,740
Total assets	568,932	409,978	323,135	306,436	284,808
Long-term debt	11,621	—	—	—	259
Capital expenditures	23,589	23,231	13,534	10,416	5,302
Cash flows provided by operations	76,988	57,084	2,941	22,749	4,399
Backlog	915,826	626,737	497,452	405,118	353,216

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
Indirect costs, such as salaries and benefits, supplies and tools, equipment costs and insurance costs, are charged to projects based upon direct labor hours and overhead allocation rates per direct labor hour or a percentage of cost incurred. Warranty costs are normally incurred prior to project completion and are charged to project costs as they are incurred. Warranty costs incurred subsequent to project completion were not material for the periods presented. Overhead allocation rates are established annually during the budgeting process and evaluated for accuracy throughout the year based upon actual direct labor hours and actual costs incurred.
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
As of June 30, 2014 and June 30, 2013, costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $13.1 million and $9.1 million, respectively. Historically, our collections for unapproved change orders and claims have approximated the amount of revenue recognized.
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
Legal costs are expensed as incurred.
Insurance Reserves
We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. We establish reserves for claims using a combination of actuarially determined estimates and management judgment on a case-by-case basis and update our evaluations as further information becomes known. Judgments and assumptions, including the assumed losses for claims incurred but not reported, are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. If actual results of claim settlements are different than the amounts estimated we may be exposed to gains or losses that could be significant. A hypothetical ten percent unfavorable change in our claim reserves at June 30, 2014 would have reduced fiscal 2014 pretax income by $0.6 million.
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
We performed our annual impairment test in the fourth quarter to determine whether an impairment existed and to determine the amount of headroom. We define "headroom" as the percentage difference between the fair value of a reporting unit and its carrying value. The amount of headroom varies by reporting unit. Approximately 62% of our goodwill balance is attributable to one reporting unit. This unit had headroom of 94%. We have four additional reporting units with goodwill representing 13%, 8%, 6% and 6% of the total goodwill balance with headroom of 182%, 165%, 193% and 137%, respectively.
Our significant assumptions, including revenue growth rates, gross margins, unanticipated operating and interest expense and other factors may change in light of changes in the economic and competitive environment in which we operate. Assuming that all other components of our fair value estimate remain unchanged, a change in the following assumptions would have the following effect on headroom:

•
if the growth rate of estimated revenue decreases by one percentage point, the headroom of the reporting units referenced above would be reduced from 94%, 182%, 165%, 193% and 137% to 87%, 172%, 157%, 185% and 129%, respectively;

•
if our estimate of gross margins decreases one percentage point, the headroom of the reporting units referenced above would be reduced from 94%, 182%, 165%, 193% and 137% to 69%, 146%, 131%, 161% and 108%, respectively; and

•
if the applicable discount rate increases one percentage point, the headroom of the reporting units referenced above would be reduced from 94%, 182%, 165%, 193% and 137% to 79%, 166%, 145%, 172% and 119%, respectively.

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
Recently Issued Accounting Standards
Accounting Standards Update 2014-09 (Topic 606), Revenue from Contracts with Customers
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In applying the revenue model to contracts within its scope, an entity:
• Identifies the contract(s) with a customer (step 1).
• Identifies the performance obligations in the contract (step 2).
• Determines the transaction price (step 3).
• Allocates the transaction price to the performance obligations in the contract (step 4).

• Recognizes revenue when (or as) the entity satisfies a performance obligation (step 5).
The ASU also requires entities to disclose both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU’s disclosure requirements are significantly more comprehensive than those in existing revenue standards. The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification ("ASC"). For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early application is not permitted. We expect to adopt this standard in fiscal 2018 and are currently evaluating its expected impact on our financial statements.
Accounting Standards Update 2014- 12 (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force "EITF")
On June 19, 2014, the FASB issued ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)"in response to the EITF consensus on Issue 13-D. The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The ASU does not contain any new disclosure requirements. For all entities, this standard is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. We expect to adopt this standard in fiscal 2016 and do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
Accounting Standards Update 2014-08 (Topics 205 and 360), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
On April 10, 2014, the FASB issued ASU 2014-08, " Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" which amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. The FASB issued the ASU to provide more decision-useful information and to make it more difficult for a disposal transaction to qualify as a discontinued operation (since the FASB believes that too many disposal transactions were qualifying as discontinued operations under the old definition). Under the previous guidance in ASC 205-20-45-1, the results of operations of a component of an entity were classified as a discontinued operation if all of the following conditions were met:
• "The component “has been disposed of or is classified as held for sale.”
• “The operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction.”
• “The entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.”
The new guidance eliminates the second and third criteria above and instead requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. The ASU also expands the scope of ASC 205-20 to disposals of equity method investments and businesses that, upon initial acquisition, qualify as held for sale.The ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. Early adoption is permitted. We expect to adopt this standard in fiscal 2015 and do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Results of Operations
Overview
We operate our business through four reportable segments: Electrical Infrastructure, Oil Gas & Chemical, Storage Solutions, and Industrial.
The Electrical Infrastructure segment primarily encompasses construction and maintenance services to a variety of power generation facilities, such as combined cycle plants, natural gas fired power stations, and renewable energy installations. We also provide high voltage services to investor owned utilities, including construction of new substations, upgrades of existing substations, short-run transmission line installations, distribution upgrades and maintenance, and storm restoration services.
The Oil Gas & Chemical segment includes our traditional turnaround activities, plant maintenance services and construction in the downstream petroleum industry. Another key offering is industrial cleaning services, which include hydroblasting, hydroexcavating, chemical cleaning and vacuum services. We also perform work in the petrochemical, natural gas, gas processing and compression, and upstream petroleum markets.
The Storage Solutions segment includes new construction of crude and refined products ASTs, as well as planned and emergency maintenance services. Also included in the Storage Solutions segment is work related to specialty storage tanks including LNG, liquid nitrogen/liquid oxygen LIN/LOX, LPG tanks and other specialty vessels including spheres. We also offer aboveground storage tank products including floating roof seals. Finally, the Storage Solutions segment includes balance of plant work in storage terminals and tank farms.
The Industrial segment includes construction and maintenance work in the iron and steel and mining and minerals industries, bulk material handling and fertilizer production facilities, as well as work for clients in other industrial markets.
The majority of the work for all segments is performed in the United States, with 9.0% of revenues generated in Canada during fiscal 2014, 8.7% in fiscal 2013 and 8.5% in fiscal 2012. Significant period to period changes in revenues, gross profits and operating results are discussed below on a consolidated basis and for each segment.

Matrix Service Company
Results of Operations
(In thousands)

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
Fiscal Year 2014
Consolidated revenues	$205,570	$239,690	$610,896	$206,933	$1,263,089
Gross profit	20,629	26,912	68,448	20,484	136,473
Selling, general and administrative expenses	12,926	16,973	34,138	13,829	77,866
Operating income	7,703	9,939	34,310	6,655	58,607
Fiscal Year 2013
Consolidated revenues	$171,204	$273,848	$393,201	$54,321	$892,574
Gross profit	21,754	32,879	37,455	2,614	94,702
Selling, general and administrative expenses	10,569	17,464	25,551	4,404	57,988
Operating income (loss)	11,185	15,415	11,904	(1,790)	36,714
Fiscal Year 2012
Consolidated revenues	$135,086	$205,823	$378,154	$19,983	$739,046
Gross profit	16,676	20,070	42,393	479	79,618
Selling, general and administrative expenses	9,067	11,936	24,900	2,080	47,983
Operating income (loss)	7,609	8,134	17,493	(1,601)	31,635
Variances Fiscal Year 2014 to Fiscal Year 2013 Increase/(Decrease)
Consolidated revenues	$34,366	$(34,158)	$217,695	$152,612	$370,515
Gross profit	(1,125)	(5,967)	30,993	17,870	41,771
Selling, general and administrative expenses	2,357	(491)	8,587	9,425	19,878
Operating income	(3,482)	(5,476)	22,406	8,445	21,893
Variances Fiscal Year 2013 to Fiscal Year 2012 Increase/(Decrease)
Consolidated revenues	$36,118	$68,025	$15,047	$34,338	$153,528
Gross profit	5,078	12,809	(4,938)	2,135	15,084
Selling, general and administrative expenses	1,502	5,528	651	2,324	10,005
Operating income	3,576	7,281	(5,589)	(189)	5,079

Fiscal 2014 Versus Fiscal 2013
Consolidated
Consolidated revenues were $1.263 billion in fiscal 2014, an increase of $370.6 million, or 41.5%, from consolidated revenues of $892.6 million in fiscal 2013. As discussed in Note 2 - Acquisitions, the Company acquired Kvaerner North American Construction, which we refer to as Matrix NAC, near the end of second quarter of fiscal 2014. Matrix NAC revenues totaled $154.8 million in fiscal 2014. The remaining revenue increase of $215.8 million was attributable to our existing business. Consolidated revenues on a segment basis increased in the Storage Solutions, Industrial and Electrical Infrastructure segments by $217.7 million, $152.6 million and $34.4 million respectively, partially offset by a decrease in the Oil Gas & Chemical segment of $34.1 million.
Consolidated gross profit increased to $136.5 million in fiscal 2014 from $94.7 million in fiscal 2013. The increase of $41.8 million, or 44.1%, was due to higher revenues and higher gross margins which increased to 10.8% in fiscal 2014 compared to 10.6% a year earlier.
Consolidated SG&A expenses were $77.9 million in fiscal 2014 compared to $58.0 million in the same period a year earlier. As discussed in Note 2 - Acquisitions, the Company acquired Matrix NAC near the end of the second quarter of fiscal 2014. Therefore, SG&A includes two full quarters of Matrix NAC operational expenses and $2.0 million of acquisition related fees. These expenses, along with higher incentive compensation costs and increased support costs related to higher business volumes caused SG&A expense to increase by $19.9 million, or 34.3%. SG&A expense as a percentage of revenue was 6.2% in fiscal 2014 compared to 6.5% in the prior year.
Net interest expense was $1.4 million in fiscal 2014 and $0.8 million in fiscal 2013.
Other expense was $0.5 million in fiscal 2014 compared to less than $0.1 million in fiscal 2013.
The effective tax rates for fiscal 2014 and fiscal 2013 were 35.1% and 33.2%, respectively. We completed a fiscal 2013 R&D study in the second quarter of fiscal 2014 resulting in a significantly higher credit than previously estimated, therefore, we recorded a discrete positive adjustment of approximately $1.0 million in the second quarter of fiscal 2014. In addition, we increased our estimate of the fiscal 2014 R&D credit resulting in an additional benefit of approximately $0.7 million. The prior year effective tax rate was positively impacted by the effect of retroactive tax legislation enacted in the third quarter of fiscal 2013 and a change in estimate related to an available tax credit.
Electrical Infrastructure
Revenues for the Electrical Infrastructure segment increased $34.4 million, or 20.1%, to $205.6 million in fiscal 2014 compared to $171.2 million in the same period a year earlier. The increased revenue volume in fiscal 2014 was primarily due to the inclusion of six months of Matrix NAC activity partially offset by lower business volume in our existing business. The lower business volumes were due to lack of storm restoration services and lower high voltage work due to delays in customer spending. Gross margins were 10.0% in fiscal 2014 compared to 12.7% in the same period a year earlier. Fiscal 2014 margins were negatively affected by the mix of work leading to lower direct margins and higher unrecovered overhead costs. Fiscal 2013 margins were positively affected by storm restoration work.
Oil Gas & Chemical
Revenues for the Oil Gas & Chemical segment decreased to $239.7 million in fiscal 2014 compared to $273.8 million in the same period a year earlier. The decrease of $34.1 million, or 12.5%, was primarily due to a lower level of capital construction projects and turnaround work, partially offset by higher industrial cleaning work. Gross margins were 11.2% in fiscal 2014 compared to 12.0% in fiscal 2013.
Storage Solutions
Revenues for the Storage Solutions segment increased to $610.9 million in fiscal 2014 compared to $393.2 million in the same period a year earlier. The increase of $217.7 million, or 55.4%, was primarily due to higher levels of work in our domestic and Canada aboveground storage tank business and significant terminal balance of plant work. Fiscal 2014 gross margins were reduced by 1.6% to 11.2% due to a loss of $8.4 million on one project. The fiscal 2013 margins of 9.5% included a project charge of $3.7 million. The overall improvement in gross margins was due to strong project execution in fiscal 2014, particularly on certain key strategic projects.

Industrial
Revenues for the Industrial segment totaled $206.9 million in fiscal 2014 compared to $54.3 million in the same period a year earlier. The increase of $152.6 million was primarily due to the inclusion of six months of Matrix NAC activity, a higher level of mining and material handling work and ongoing work on a previously announced project for the engineering, procurement and construction of specialty tanks in a nitrogen fertilizer complex. Gross margins were 9.9% in fiscal 2014 compared to 4.8% in the same period a year earlier. The improvement in gross margins is due to improved execution and a higher recovery of construction overhead costs in the legacy business, partially offset by lower margins on low risk time and materials iron and steel work.
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

A reconciliation of EBITDA to net income follows:

	Twelve Months Ended
	June 30, 2014	June 30, 2013	June 30, 2012
	(in thousands)
Net income	$36,877	$24,008	$17,188
Interest expense	1,436	800	814
Provision for income taxes	19,934	11,908	13,302
Depreciation and amortization	18,518	12,782	11,485
EBITDA	$76,765	$49,498	$42,789

FINANCIAL CONDITION AND LIQUIDITY
Overview

We define liquidity as the ability to pay our liabilities as they become due, fund business operations and meet all contractual or financial obligations. Our primary sources of liquidity in fiscal 2014 were cash on hand at the beginning of the year, capacity under our credit facility, and cash generated from operations. Cash on hand at June 30, 2014 totaled $77.1 million and availability under the credit facility totaled $165.4 million, resulting in total liquidity of $242.5 million. The United States dollar equivalent of Canadian deposits totaled $12.6 million and is included in our consolidated cash balance. We expect to fund our operations for the next twelve months through the use of cash generated from operations, existing cash balances and borrowings under our credit facility, as necessary.
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
The acquisition discussed in Note 2 of the Notes to Consolidated Financial Statements included in Part 2, Item 8 of this Annual Report on Form 10-K was funded with cash on hand and $15.0 million of borrowings under the senior credit facility which was repaid in fiscal 2014. The Company believes that the remaining availability under the expanded credit facility, as discussed under the caption "Senior Revolving Credit Facility" included in this Financial Condition and Liquidity section of the Form 10-K, along with cash on hand and cash generated from operations will provide sufficient liquidity to achieve both our short and long-term business objectives.
We have an effective shelf registration statement on file with the SEC under which we may issue, from time to time, up to $400 million of senior debt securities, subordinated debt securities, common stock, preferred stock and warrants. This shelf gives us additional flexibility, when capital market conditions are favorable, to grow our business, finance acquisitions or to optimize our balance sheet in order to improve or maintain our financial flexibility. We may also elect to issue term debt or further expand the size of our credit facility.
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities for the twelve months ended June 30, 2014 totaled $77.0 million. Major components of cash flows from operating activities for the year ending June 30, 2014 are as follows:

Net Cash Provided by Operating Activities
(In thousands)

Net income	$36,877
Non-cash expenses	24,156
Deferred income tax	(3,852)
Cash effect of changes in operating assets and liabilities	19,599
Other	208
Net cash provided by operating activities	$76,988
The cash effect of significant changes in operating assets and liabilities include the following, net of the effects from acquisitions:

•
Accounts receivable increased by $31.4 million. The accounts receivable increase is due to higher business volume and the timing of billings particularly in the Electrical Infrastructure, Storage Solutions and Industrial segments. The receivable aging categories have not deteriorated and we do not anticipate any unusual collection difficulties.

•
The net change in the combined balances of costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs and estimated earnings caused an increase to cash of $16.7 million in the twelve months ended June 30, 2014. This change was primarily attributable to improved working capital management and our project portfolio permitting a higher degree of advanced billings.

•	Accounts payable increased by $29.2 million primarily due to an increase in business activity.
Cash Flows Used for Investing Activities
Investing activities used $74.6 million of cash in the twelve months ended June 30, 2014 due to capital expenditures of $23.6 million and the net purchase price of $51.6 million for the acquisition of KNAC as discussed in Note 2 - Acquisitions, partially offset by proceeds from asset dispositions of $0.6 million. Capital expenditures included $11.7 million for the purchase of construction equipment, $5.2 million for transportation equipment, $3.4 million for office equipment and software, $1.0 million for land and buildings, and $2.3 million for fabrication equipment and small tools. The Company's known and expected future purchase obligations relating to capital expenditures is approximately $7.3 million.
Cash Flows Used for Financing Activities
Financing activities provided $12.2 million of cash in the twelve months ended June 30, 2014 primarily due to borrowings under our Credit Agreement of $87.8 million offset by borrowing payments of $76.2 million. The exercise of stock options provided $1.2 million of cash. The excess tax benefit of exercised stock options and vesting of deferred shares provided $1.7 million of cash. Other treasury share purchases used $1.8 million of cash.
Borrowings during fiscal 2014 under our Credit Agreement were used to fund a portion of the KNAC acquisition as discussed in Note 2 - Acquisitions, for Canadian dollar advances required for short term working capital, including cross-border purchases of materials and services.
Senior Revolving Credit Facility
The Company has a five-year, $200.0 million senior secured revolving credit facility under a credit agreement (the “Credit Agreement”) that expires March 13, 2019. Advances under the credit facility may be used for working capital, acquisitions, capital expenditures, issuance of letters of credit and other lawful purposes.
The credit agreement includes the following covenants and borrowing limitations:

•	Our Senior Leverage Ratio, as defined in the agreement, may not exceed 2.50 to 1.00 determined as of the end of each fiscal quarter.

•	We are required to maintain a Fixed Charge Coverage Ratio, as defined in the agreement, greater than or equal to 1.25 to 1.00 determined as of the end of each fiscal quarter.

•	Asset dispositions (other than inventory and obsolete or unneeded equipment disposed of in the ordinary course of business) are limited to $20.0 million per 12-month period.

Amounts borrowed under the credit facility bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The Credit Agreement includes additional margin ranges on Alternate Base Rate loans between 0.25% and 1.0% and between 1.25% and 2.0% on LIBOR-based loans.
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
The Unused Revolving Credit Facility Fee is between 0.20% and 0.35% based on the Senior Leverage Ratio.
The Credit Agreement includes a Senior Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended June 30, 2014, Consolidated EBITDA, as defined in the Credit Agreement, was $87.8 million. Accordingly, at June 30, 2014, the Company had full availability of the $200.0 million credit facility. Consolidated Funded Indebtedness at June 30, 2014 was $29.8 million.
Availability under the credit facility is as follows:

	June 30, 2014	June 30, 2013
	(In thousands)
Credit facility availability	$200,000	$125,000
Borrowings outstanding	11,621	—
Letters of credit	23,017	13,372
Availability under the credit facility	$165,362	$111,628
On September 2, 2014, the Company received a waiver relating to a non-financial technical covenant violation of the Credit Agreement.  The violation relates to a program, which the Company has terminated, that permitted the Company to monetize certain trade receivables.  The Company is in compliance with all other affirmative, negative, and financial covenants under the Credit Agreement.
At June 30, 2014, the Company was at the lowest margin tier for the LIBOR, Alternate Base Rate, CDOR and Canadian Prime Rate loans and the lowest tier for the Unused Revolving Credit Facility Fee.
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
In addition to the stock buyback program, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix withheld 80,096 shares during fiscal 2014 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares.
The Company has 1,453,770 treasury shares as of June 30, 2014 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

Commitments and Off-Balance Sheet Arrangements
As of June 30, 2014, the following commitments and off-balance sheet arrangements were in place to support our ordinary course obligations:

	Commitments by Expiration Period
	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years	Total
	(In thousands)
Letters of credit (1)	$7,481	$7,585	$7,951	$—	$23,017
Surety bonds	18,680	139,353	5	—	158,038
Total	$26,161	$146,938	$7,956	$—	$181,055

(1)
All letters of credit issued under our credit facility are in support of our workers’ compensation insurance programs or certain construction contracts. The letters of credit that support our workers’ compensation programs are expected to renew annually through the term of our Credit Facility. The letters of credit that support construction contracts will expire when the related work is completed and the warranty period has passed; therefore, these letters of credit are reported in the period that we expect the warranty period to end.

Contractual obligations at June 30, 2014 are summarized below:

	Contractual Obligations by Expiration Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In thousands)
Operating leases	$4,862	$4,795	$260	$—	$9,917
Purchase obligations	1,105	1,169	—	—	2,274
Total contractual obligations	$5,967	$5,964	$260	$—	$12,191

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our interest rate risk results primarily from our variable rate indebtedness under our credit facility, which is influenced by movements in short-term rates. Borrowings under our $200.0 million revolving credit facility are based on an Alternate Base Rate, LIBOR, CDOR or Canadian Prime Rate as elected by the Company plus an additional margin based on our Senior Leverage Ratio.
Financial instruments with interest rate risk at June 30, 2014 were as follows:

	Maturity by Fiscal Year						Fair Value as of June 30, 2014
	2015	2016	2017	2018	2019	Total
	(In thousands)
Long-term debt:
Variable rate debt (1)	$—	$—	$—	$—	$11,621	$11,621	$11,621

(1)
Amounts borrowed under the Credit Agreement bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The additional margin on Alternate Base Rate and LIBOR-based loans ranges between 0.25% and 1.0% and between 1.25% and 2.0% on LIBOR-based loans. The Credit Agreement also permits us to borrow in Canadian dollars with a sublimit of U.S. $40.0 million. Amounts borrowed in Canadian dollars will bear interest either at the CDOR Rate, plus an additional margin based on the Senior Leverage Ratio ranging from 1.25% to 2.0%, or at the Canadian Prime Rate, plus an additional margin based on the Senior Leverage Ratio ranging from 1.75% to 2.5%. The CDOR Rate is equal to the sum of the annual rate of interest, which is the rate determined as being the arithmetic average of the quotations of all institutions listed in respect of the relevant CDOR interest period for Canadian Dollar denominated bankers’ acceptances, plus 0.1%. The Canadian Prime Rate is equal to the greater of (i) the rate of interest per annum most recently announced or established by JPMorgan Chase Bank, N.A., Toronto Branch as its reference rate in effect on such day for determining interest rates for Canadian Dollar denominated commercial loans in Canada and (ii) the CDOR Rate plus 1.0%. The Unused Credit Facility Fee is between 0.20% and 0.35% based on the Senior Leverage Ratio.

Financial instruments with interest rate risk at June 30, 2013 were as follows:

	Maturity by Fiscal Year						Fair Value as of June 30, 2013
	2014	2015	2016	2017	2018	Total
	(In thousands)
Long-term debt:
Variable rate debt (1)	$—	$—	$—	$—	$—	$—	$—

(1)	There were no outstanding borrowings under our credit facility at June 30, 2013.
Foreign Currency Risk
Matrix Service Company has subsidiaries with operations in Canada with the Canadian dollar as their functional currency. Historically, movements in the foreign currency exchange rate have not significantly impacted results. However, further growth in our Canadian operations and significant fluctuations in the Canadian Dollar/U.S. Dollar exchange rate could impact the Company’s financial results in the future. Management has not entered into derivative instruments to hedge foreign currency risk, but periodically evaluates the materiality of our foreign currency exposure. To mitigate our risk, on occasion we borrow Canadian dollars under our credit facility to settle U.S. dollar account balances. A 10% unfavorable change in the Canadian dollar against the U. S. dollar would not have had a material impact on the financial results of the Company for the fiscal year ended June 30, 2014.
Commodity Price Risk
The Company has no direct commodity exposure, but we do have exposure to materials derived from certain commodities including steel plate, steel pipe, and copper which are key materials used by the Company. Supplies of these materials are available throughout the United States and worldwide. We anticipate that adequate amounts of these materials will be available in the foreseeable future. However, the price, quantity, and delivery schedules of these materials could change rapidly due to various factors, including producer capacity, the level of foreign imports, worldwide demand, the imposition or removal of tariffs on imported steel and other market conditions. We mitigate these risks primarily by procuring materials upon contract execution to ensure that our purchase price approximates the costs included in the project estimate.

Item 8. Financial Statements and Supplementary Data

Financial Statement Schedules
The financial statement schedule is filed as a part of this report under Schedule II – Valuation and Qualifying Accounts for the three fiscal years ended June 30, 2014, June 30, 2013 and June 30, 2012 immediately following Quarterly Financial Data (Unaudited). All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
During fiscal year 2014, the Company acquired 100% of the stock of Kvaerner North American Construction Ltd. and substantially all of the assets of Kvaerner North American Construction Inc., together referenced as "KNAC". The businesses are now known as Matrix North American Construction Ltd. and Matrix North American Construction, Inc., together referenced as "Matrix NAC". Refer to Note 2 of Notes to the Consolidated Financial Statements for additional information regarding this event. Management has excluded this business from its evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2014. The revenues attributable to this business represented approximately 12 percent of the Company's consolidated revenues for the year ended June 30, 2014 and its aggregate total assets represented approximately 25 percent of the Company's consolidated total assets as of June 30, 2014.
Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on this assessment, the Company’s management has concluded that the Company’s internal control over financial reporting as of June 30, 2014 was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. Deloitte & Touche LLP’s report on the Company’s internal control over financial reporting is included herein.

/S/ John R. Hewitt	/S/ Kevin S. Cavanah
John R. Hewitt	Kevin S. Cavanah
President and Chief Executive Officer	Vice President and Chief Financial Officer
September 8, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Matrix Service Company:
We have audited the internal control over financial reporting of Matrix Service Company and subsidiaries (“the Company”) as of June 30, 2014 based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Matrix North American Construction Ltd. And Matrix North American Construction, Inc., which were acquired during the year ended 2014 and whose financial statements reflect total assets and revenues constituting 25% and 12% respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2014. Accordingly, our audit did not include the internal control over financial reporting of these acquired entities. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2014 of the Company and our report dated September 8, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/S/ DELOITTE & TOUCHE LLP
Tulsa, Oklahoma
September 8, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Matrix Service Company:
We have audited the accompanying consolidated balance sheets of Matrix Service Company and subsidiaries (the “Company”) as of June 30, 2014 and June 30, 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2014.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Matrix Service Company and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 8, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/S/ DELOITTE & TOUCHE LLP
Tulsa, Oklahoma
September 8, 2014

Matrix Service Company
Consolidated Statements of Income
(In thousands, except per share data)

	Twelve Months Ended
	June 30, 2014	June 30, 2013	June 30, 2012
Revenues	$1,263,089	$892,574	$739,046
Cost of revenues	1,126,616	797,872	659,428
Gross profit	136,473	94,702	79,618
Selling, general and administrative expenses	77,866	57,988	47,983
Operating income	58,607	36,714	31,635
Other income (expense):
Interest expense	(1,436)	(800)	(814)
Interest income	112	32	26
Other	(472)	(30)	(357)
Income before income tax expense	56,811	35,916	30,490
Provision for federal, state and foreign income taxes	19,934	11,908	13,302
Net income	$36,877	$24,008	$17,188
Less: Net income attributable to noncontrolling interest	1,067	—	—
Net income attributable to Matrix Service Company	$35,810	$24,008	$17,188
Basic earnings per common share	$1.36	$0.92	$0.66
Diluted earnings per common share	$1.33	$0.91	$0.65
Weighted average common shares outstanding:
Basic	26,288	25,962	25,921
Diluted	26,976	26,358	26,298

See accompanying notes

Matrix Service Company
Consolidated Statements of Comprehensive Income
(In thousands)

	Twelve Months Ended
	June 30, 2014	June 30, 2013	June 30, 2012
Net income	$36,877	$24,008	$17,188
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $116, $190 and $214)	(409)	(544)	(665)
Comprehensive income	36,468	23,464	16,523
Less: Comprehensive income attributable to noncontrolling interest	1,067	—	—
Comprehensive income attributable to Matrix Service Company	$35,401	$23,464	$16,523

See accompanying notes

Matrix Service Company
Consolidated Balance Sheets
(In thousands)

	June 30, 2014	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$77,115	$63,750
Accounts receivable, less allowances (2014—$204; 2013—$795)	204,692	140,840
Costs and estimated earnings in excess of billings on uncompleted contracts	73,008	73,773
Inventories	3,045	2,988
Income taxes receivable	2,797	3,032
Deferred income taxes	5,994	5,657
Other current assets	8,897	6,234
Total current assets	375,548	296,274
Property, plant and equipment, at cost:
Land and buildings	31,737	29,649
Construction equipment	82,745	69,998
Transportation equipment	42,087	34,366
Office equipment and software	26,026	18,426
Construction in progress	9,892	9,080
	192,487	161,519
Accumulated depreciation	(103,315)	(90,218)
	89,172	71,301
Goodwill	69,837	30,836
Other intangible assets	28,676	7,551
Other assets	5,699	4,016
Total assets	$568,932	$409,978

See accompanying notes

Matrix Service Company
Consolidated Balance Sheets (continued)
(In thousands, except share data)

	June 30, 2014	June 30, 2013
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$111,863	$68,961
Billings on uncompleted contracts in excess of costs and estimated earnings	108,440	62,848
Accrued wages and benefits	36,226	21,919
Accrued insurance	8,605	7,599
Other accrued expenses	4,727	3,039
Total current liabilities	269,861	164,366
Deferred income taxes	5,167	7,450
Borrowings under senior credit facility	11,621	—
Total liabilities	286,649	171,816
Commitments and contingencies
Stockholders’ equity:
Matrix Service Company stockholders' equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of June 30, 2014 and June 30, 2013	279	279
Additional paid-in capital	119,777	118,190
Retained earnings	177,237	141,427
Accumulated other comprehensive income (loss)	(182)	227
	297,111	260,123
Less treasury stock, at cost— 1,453,770 and 1,779,593 shares as of June 30, 2014 and June 30, 2013	(16,595)	(21,961)
Total Matrix Service Company stockholders' equity	280,516	238,162
Noncontrolling interest	1,767	—
Total stockholders' equity	282,283	238,162
Total liabilities and stockholders’ equity	$568,932	$409,978

See accompanying notes

Matrix Service Company
Consolidated Statements of Cash Flows
(In thousands)

	Twelve Months Ended
	June 30, 2014	June 30, 2013	June 30, 2012
Operating activities:
Net income	$36,877	$24,008	$17,188
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	18,518	12,782	11,485
Stock-based compensation expense	5,688	3,831	3,504
Deferred income taxes	(3,852)	1,932	83
Allowance for uncollectible accounts	(159)	714	24
Impairment of intangible asset	—	255	—
(Gain) loss on sale of property, plant and equipment	109	(1)	(158)
Other	208	163	65
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects from acquisitions:
Accounts receivable	(31,395)	(32,408)	(4,575)
Costs and estimated earnings in excess of billings on uncompleted contracts	13,540	(5,211)	(28,506)
Inventories	(11)	(1,394)	(233)
Other assets	(1,379)	(2,194)	(1,888)
Accounts payable	29,234	19,256	12,862
Billings on uncompleted contracts in excess of costs and estimated earnings	3,142	32,555	(5,192)
Accrued expenses	6,468	2,796	(1,718)
Net cash provided by operating activities	76,988	57,084	2,941
Investing activities:
Acquisition of property, plant and equipment	(23,589)	(23,231)	(13,534)
Acquisitions, net of cash acquired (Note 2)	(51,607)	(9,394)	—
Acquisition related adjustment	—	—	241
Proceeds from asset sales	553	186	598
Net cash used for investing activities	$(74,643)	$(32,439)	$(12,695)

See accompanying notes

Matrix Service Company
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Twelve Months Ended
	June 30, 2014	June 30, 2013	June 30, 2012
Financing activities:
Exercise of stock options	$1,175	$875	$167
Capital lease payments	—	(42)	(258)
Excess tax benefit of exercised stock options and vesting of deferred shares	1,730	37	—
Advances under credit agreement	87,826	25,565	9,105
Repayments of advances under credit agreement	(76,205)	(25,565)	(9,105)
Payment of debt amendment fees	(657)	—	(643)
Treasury shares sold to Employee Stock Purchase Plan	136	54	47
Open market purchase of treasury shares	—	—	(8,126)
Other treasury share purchases	(1,776)	(1,162)	(537)
Net cash provided (used) for financing activities	12,229	(238)	(9,350)
Effect of exchange rate changes on cash	(1,209)	(383)	(527)
Net increase (decrease) in cash and cash equivalents	13,365	24,024	(19,631)
Cash and cash equivalents, beginning of period	63,750	39,726	59,357
Cash and cash equivalents, end of period	$77,115	$63,750	$39,726
Other cash flow information:
Cash paid during the period for:
Income taxes	$19,160	$12,242	$12,016
Interest	$1,224	$610	$478
Non-cash investing:
Purchases of property, plant and equipment on account	$527	$1,146	$457

See accompanying notes

Matrix Service Company
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Non- Controlling Interest	Total
Balances, June 30, 2011	$279	$113,686	$100,231	$(15,961)	$1,436	$—	$199,671
Net income	—	—	17,188	—	—	—	17,188
Other comprehensive loss	—	—	—	—	(665)	—	(665)
Exercise of stock options (26,500 shares)	—	98	—	69	—	—	167
Tax effect of exercised stock options and vesting of deferred shares	—	(152)	—	—	—	—	(152)
Issuance of deferred shares (184,149 shares)	—	(479)	—	479	—	—	—
Treasury Shares sold to Employee Stock Purchase Plan (4,395 shares) (Note 12)	—	36	—	11	—	—	47
Open market purchase of treasury shares (886,503 shares)	—	—	—	(8,126)	—	—	(8,126)
Other treasury share purchases (52,992 shares)	—	—	—	(537)	—	—	(537)
Stock-based compensation expense	—	3,504	—	—	—	—	3,504
Balances, June 30, 2012	279	116,693	117,419	(24,065)	771	—	211,097
Net income	—	—	24,008	—	—	—	24,008
Other comprehensive loss	—	—	—	—	(544)	—	(544)
Exercise of stock options (97,840 shares)	—	(662)	—	1,537	—	—	875
Tax effect of exercised stock options and vesting of deferred shares	—	3	—	—	—	—	3
Issuance of deferred shares (367,449 shares)	—	(1,667)	—	1,667	—	—	—
Treasury Shares sold to Employee Stock Purchase Plan (4,452 shares) (Note 12)	—	(8)	—	62	—	—	54
Other treasury share purchases (107,344 shares)	—	—	—	(1,162)	—	—	(1,162)
Stock-based compensation expense	—	3,831	—	—	—	—	3,831
Balances, June 30, 2013	279	118,190	141,427	(21,961)	227	—	238,162
Net income	—	—	35,810	—	—	1,067	36,877
Other comprehensive loss	—	—	—	—	(409)	—	(409)
Consolidated joint venture included in acquisition (Note 2)	—	—	—	—	—	700	700
Exercise of stock options (134,450 shares)	—	(1,190)	—	2,365	—	—	1,175
Tax effect of exercised stock options and vesting of deferred shares	—	1,730	—	—	—	—	1,730
Issuance of deferred shares (266,209 shares)	—	(4,680)	—	4,680	—	—	—
Treasury Shares Sold to Employee Stock Purchase Plan (5,440 shares) (Note 12)	—	39	—	97	—	—	136
Other treasury share purchases (80,096 shares)	—	—	—	(1,776)	—	—	(1,776)
Stock-based compensation expense	—	5,688	—	—	—	—	5,688
Balances, June 30, 2014	$279	$119,777	$177,237	$(16,595)	$(182)	$1,767	$282,283

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
Cash Equivalents
The Company includes as cash equivalents all investments with original maturities of three months or less which are readily convertible into cash. The Company had approximately $0.3 million of restricted cash related to a customer deposit at June 30, 2014 and $0.3 million of restricted cash at June 30, 2013.
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
Retentions
Accounts receivable at June 30, 2014 and June 30, 2013 included retentions to be collected within one year of $30.0 million and $19.9 million, respectively. Contract retentions collectible beyond one year are included in Other Assets on the Consolidated Balance Sheets and totaled $4.3 million at June 30, 2014 and $3.1 million at June 30, 2013. Accounts payable included retentions of $10.4 million at June 30, 2014 and $3.1 million at June 30, 2013.
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
Foreign Currency
The functional currency of the Company’s operations in Canada is the Canadian dollar. The assets and liabilities are translated at the year end exchange rate and the income statement accounts are translated at average exchange rates throughout the year. Translation gains and losses are reported in Accumulated Other Comprehensive Income (Loss) in the Consolidated Statements of Changes in Stockholders’ Equity and in Other Comprehensive Income (Loss) in the Consolidated Statements of Comprehensive Income. Transaction gains and losses are reported as a component of Other income (expense) in the Consolidated Statements of Income.
Recently Issued Accounting Standards
Accounting Standards Update 2014-09 (Topic 606), Revenue from Contracts with Customers
In May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In applying the revenue model to contracts within its scope, an entity:
• Identifies the contract(s) with a customer (step 1).
• Identifies the performance obligations in the contract (step 2).
• Determines the transaction price (step 3).
• Allocates the transaction price to the performance obligations in the contract (step 4).
• Recognizes revenue when (or as) the entity satisfies a performance obligation (step 5).
The ASU also requires entities to disclose both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU’s disclosure requirements are significantly more comprehensive than those in existing revenue standards. The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification ("ASC"). For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early application is not permitted. We expect to adopt this standard in fiscal 2018 and are currently evaluating its expected impact on our financial statements.
Accounting Standards Update 2014- 12 (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force "EITF")
On June 19, 2014, the FASB issued ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)" in response to the EITF consensus on Issue 13-D. The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The ASU does not contain any new disclosure requirements. For all entities, the ASU is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. We expect to adopt this standard in fiscal 2016 and do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
Accounting Standards Update 2014-08 (Topics 205 and 360), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
On April 10, 2014, the FASB issued ASU 2014-08, " Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" which amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. The FASB issued the ASU to provide more decision-useful information and to make it more difficult for a

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

disposal transaction to qualify as a discontinued operation (since the FASB believes that too many disposal transactions were qualifying as discontinued operations under the old definition). Under the previous guidance in ASC 205-20-45-1, the results of operations of a component of an entity were classified as a discontinued operation if all of the following conditions were met:
• "The component “has been disposed of or is classified as held for sale.”
• “The operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction.”
• “The entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.”
The new guidance eliminates the second and third criteria above and instead requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. The ASU also expands the scope of ASC 205-20 to disposals of equity method investments and businesses that, upon initial acquisition, qualify as held for sale.The ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. Early adoption is permitted. We expect to adopt this standard in fiscal 2015 and do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
Note 2—Acquisitions
Purchase of Kvaerner North American Construction
Effective as of December 21, 2013, the Company acquired 100% of the stock of Kvaerner North American Construction Ltd. and substantially all of the assets of Kvaerner North American Construction Inc,. together referenced as "KNAC". The businesses are now known as Matrix North American Construction Ltd. and Matrix North American Construction, Inc., together referenced as "Matrix NAC". Matrix NAC is a premier provider of maintenance and capital construction services to power generation, integrated iron and steel, and industrial process facilities. The acquisition significantly expands the Company's presence in the Electrical Infrastructure and Industrial Segments, and to a lesser extent, the Oil Gas and Chemical segment.
The Company purchased KNAC for $88.3 million The acquisition was funded through a combination of cash-on-hand and borrowings under our senior revolving credit facility. The purchase price was allocated to the major categories of assets and liabilities based on their estimated fair value at the acquisition date. The following table summarizes the preliminary purchase price allocation (in thousands):

Current assets	$83,575
Property, plant and equipment	11,377
Goodwill	39,076
Other intangible assets	24,009
Total assets acquired	158,037
Current liabilities	67,959
Deferred income taxes	1,116
Noncontrolling interest of consolidated joint venture	700
Net assets acquired	88,262
Cash acquired	36,655
Net purchase price	$51,607
Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. This acquisition generated $39.1 million of goodwill, of which $30.7 million is tax deductible.
The equity in consolidated joint venture represents the acquired equity in KVPB Power Partners. KVPB Power Partners was subsequently renamed MXPB Power Partners (the "Joint Venture"). The Joint Venture was formed by Kvaerner North American Construction Inc. and an engineering firm to engineer and construct a combined cycle power plant in Dover, Delaware. The Company now holds a 65% voting and economic interest in the Joint Venture. The total acquired equity of the

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Joint Venture was $2.0 million of which the Company's portion was approximately $1.3 million and the other party's non-controlling portion was approximately $0.7 million. At June 30, 2014, the noncontrolling interest holder's share of the equity of the Joint Venture totaled $1.8 million. The Company's share at June 30, 2014 was $3.3 million.
For the twelve months ended June 30, 2014, Matrix NAC revenues of $154.8 million and operating income of $2.7 million are included in the Company's results. The Company incurred approximately $2.0 million of expenses related to the acquisition in the second quarter of fiscal 2014; therefore, such expenses are included in our results as selling, general and administrative costs for the year ended June 30, 2014.
The unaudited financial information in the table below summarizes the combined results of operations of Matrix Service Company and Matrix NAC for the for the twelve months ended June 30, 2014 and June 30, 2013, on a pro forma basis, as though the companies had been combined as of July 1, 2012. The pro forma earnings for the twelve months ended June 30, 2014 and June 30, 2013 were adjusted to include incremental intangible amortization expense of $4.1 million, respectively and depreciation expenses of $1.3 million, respectively. Additionally, $0.6 million of income from a one-time KNAC tax settlement and $2.0 million of acquisition-related expenses were removed from the twelve months ended June 30, 2014. The $2.0 million of acquisition-related expenses were included in the twelve months ended June 30, 2013 as if the acquisition occurred at July 1, 2012. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at July 1, 2012 nor should it be taken as indicative of our future consolidated results of operations.

	June 30, 2014	June 30, 2013
	(In thousands, except per share data)
Revenues	$1,397,706	$1,096,267
Net income attributable to Matrix Service Company	$38,786	$28,444
Basic earnings per common share	$1.48	$1.10
Diluted earnings per common share	$1.44	$1.08
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

	June 30, 2014	June 30, 2013
	(In thousands)
Costs and estimated earnings recognized on uncompleted contracts	$1,435,242	$802,588
Billings on uncompleted contracts	1,470,674	791,663
	$(35,432)	$10,925
Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$73,008	$73,773
Billings on uncompleted contracts in excess of costs and estimated earnings	108,440	62,848
	$(35,432)	$10,925
SME Receivables
The Company continues to pursue collection of a receivable acquired in connection with the purchase of S.M. Electric Company, Inc. in February 2009. The recorded values at June 30, 2014 and June 30, 2013 include $0.7 million in claim receivables, which represents the Company's best estimate of the amount to be collected under the claim, and an additional $2.9 million for amounts due under the related contract. Recovering the remaining receivables will require mediation or litigation and the ultimate amount realized may be significantly different than the recorded amounts, which could result in a material adjustment to future earnings.
Other
In the twelve months ended June 30, 2014 our results of operations were materially impacted by a charge resulting from a change in estimate on an aboveground storage tank project. The charge resulted in an $8.4 million decrease in operating income for the twelve months ended June 30, 2014. The project is a loss project; therefore, the entire projected loss has been recorded. The charge reflects management's best estimate of the total contract revenues to be recognized and total costs at completion.
In the twelve months ended June 30, 2013, our gross profit was materially impacted by a $3.7 million charge resulting from a change in estimate for a project to construct aboveground storage tanks. This project was completed in the fourth quarter of fiscal 2013.

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Note 4—Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Goodwill	$29,666	$5,841	$11,071	$7,097	$53,675
Cumulative impairment loss	(17,653)	(3,000)	(922)	(3,425)	(25,000)
Net balance at June 30, 2012	12,013	2,841	10,149	3,672	28,675
Purchase of Pelichem (Note 2)	—	2,247	—	—	2,247
Translation adjustment	—	—	(86)	—	(86)
Net balance at June 30, 2013	12,013	5,088	10,063	3,672	30,836
Purchase of Kvaerner North American Construction (Note 2)	31,259	5,855	—	1,962	39,076
Translation adjustment	(29)	—	(36)	(10)	(75)
Net balance at June 30, 2014	$43,243	$10,943	$10,027	$5,624	$69,837
The translation adjustments relate to the periodic translation of Canadian Dollar denominated goodwill recorded as a part of a prior Canadian acquisition as well as the periodic translation of the Canadian entity acquired with the purchase of Kvaerner North American Construction (Note 2) through June 30, 2014. The cumulative impairment loss shown in the table above occurred as a result of the Company’s operating performance in fiscal 2005.
Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At June 30, 2014
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 15	$2,460	$(920)	$1,540
Customer based	1.5 to 15	27,662	(2,949)	24,713
Non-compete agreements	3 to 5	1,312	(471)	841
Trade name	5	165	(33)	132
Total amortizing intangibles		31,599	(4,373)	27,226
Trade name	Indefinite	1,450	—	1,450
Total intangible assets		$33,049	$(4,373)	$28,676

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

		At June 30, 2013
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 15	$2,460	$(753)	$1,707
Customer based	1.5 to 15	4,250	(542)	3,708
Non-compete agreements	3 to 5	808	(287)	521
Trade name	5	165	—	165
Total amortizing intangibles		7,683	(1,582)	6,101
Trade name	Indefinite	1,450	—	1,450
Total intangible assets		$9,133	$(1,582)	$7,551
The increase in other intangible assets at June 30, 2014 compared to June 30, 2013 is due to the acquisition of Matrix NAC. The Matrix NAC intangible assets consist of amortizing intangible assets including customer-based intangibles with a fair value of $23.4 million and useful lives ranging from 1.5 to 15 years and a non-compete agreement with a fair value of $0.5 million and a useful life of 4 years. Please refer to Note 2 - Acquisitions for additional information.
Each reporting period, the Company evaluates the remaining useful lives of intangible assets not being amortized to determine whether facts and circumstances continue to support an indefinite useful life. Based on this analysis, for the twelve months ended June 30, 2013, Matrix revised its assumption of the useful life of the "EDC" trade name, which resulted in a reclassification of the asset from an indefinite-lived intangible to a finite-lived intangible with a five year useful life. This reclassification resulted in an impairment charge of $0.3 million which was recorded as a selling, general and administrative cost in the Industrial segment.
Amortization expense totaled $2.8 million, $0.4 million, and $0.5 million in fiscal 2014, 2013, and 2012, respectively. We estimate that future amortization of other intangible assets will be as follows (in thousands):

For year ending:
June 30, 2015	$4,726
June 30, 2016	2,854
June 30, 2017	2,769
June 30, 2018	2,670
June 30, 2019	2,545
Thereafter	11,662
Total estimated amortization expense	$27,226
Note 5—Debt
The Company has a five-year, $200.0 million senior secured revolving credit facility under a credit agreement (the "Credit Agreement") that expires March 13, 2019. Advances under the credit facility may be used for working capital, acquisitions, capital expenditures, issuance of letters of credit and other lawful corporate purposes.
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

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Amounts borrowed under the Credit Agreement bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The additional margin on Alternate Base Rate and LIBOR-based loans ranges between 0.25% and 1.0% and between 1.25% and 2.0% on LIBOR-based loans.
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
The Unused Credit Facility Fee is between 0.20% and 0.35% based on the Senior Leverage Ratio.
The Credit Agreement includes a Senior Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended June 30, 2014, Consolidated EBITDA, as defined in the Credit Agreement, was $87.8 million. Accordingly, at June 30, 2014, the Company had full availability of the $200.0 million credit facility. Consolidated Funded Indebtedness at June 30, 2014 was $29.8 million.
 Availability under the credit facility is as follows:

	June 30, 2014	June 30, 2013
	(In thousands)
Credit facility availability	$200,000	$125,000
Borrowings outstanding	11,621	—
Letters of credit	23,017	13,372
Availability under the credit facility	$165,362	$111,628
On September 2, 2014, the Company received a waiver relating to a non-financial technical covenant violation of the Credit Agreement.  The violation relates to a program, which the Company has terminated, that permitted the Company to monetize certain trade receivables.  The Company is in compliance with all other affirmative, negative, and financial covenants under the Credit Agreement.
Note 6—Income Taxes
The sources of pretax income are as follows:

	Twelve Months Ended
	June 30, 2014	June 30, 2013	June 30, 2012
	(In thousands)
Domestic	$60,129	$37,876	$27,346
Foreign	(3,318)	(1,960)	3,144
Total	$56,811	$35,916	$30,490

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

The components of the provision for income taxes are as follows:

	Twelve Months Ended
	June 30, 2014	June 30, 2013	June 30, 2012
	(In thousands)
Current:
Federal	$19,870	$8,260	$11,320
State	3,117	1,268	1,129
Foreign	613	449	762
	23,600	9,977	13,211
Deferred:
Federal	(3,951)	1,801	(151)
State	(51)	126	283
Foreign	336	4	(41)
	(3,666)	1,931	91
	$19,934	$11,908	$13,302
The difference between the expected income tax provision applying the domestic federal statutory tax rate and the reported income tax provision is as follows:

	Twelve Months Ended
	June 30, 2014	June 30, 2013	June 30, 2012
	(In thousands)
Expected provision for Federal income taxes at the statutory rate	$19,887	$12,570	$10,670
State income taxes, net of Federal benefit	2,275	1,252	970
Charges without tax benefit	1,405	1,231	1,004
Change in valuation allowance	—	(140)	(544)
Cumulative non-deductible expenses	—	—	2,139
IRC S199 deduction	(1,546)	(844)	(687)
Research & Development Credit	(1,793)	(1,450)	—
Foreign tax differential	(182)	(160)	—
Other	(112)	(551)	(250)
Provision for income taxes	$19,934	$11,908	$13,302

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30, 2014	June 30, 2013
	(In thousands)
Deferred tax assets:
Warranty reserve	$234	$—
Bad debt reserve	80	310
Paid-time-off accrual	712	602
Insurance reserve	2,519	2,227
Legal reserve	356	462
Net operating loss benefit and credit carryforwards	4,061	3,885
Valuation allowance	(90)	(90)
Accrued compensation and pension	2,187	850
Stock compensation expense on nonvested deferred shares	1,969	943
Accrued losses	1,488	232
Other—net	314	204
Total deferred tax assets	13,830	9,625
Deferred tax liabilities:
Tax over book depreciation	8,537	9,064
Tax over book amortization	1,903	1,137
Prepaid insurance	2,104	1,217
Other—net	459	—
Total deferred tax liabilities	13,003	11,418
Net deferred tax asset (liability)	$827	$(1,793)
As reported in the consolidated balance sheets:

	June 30, 2014	June 30, 2013
	(In thousands)
Current deferred tax assets	$5,994	$5,657
Non-current deferred tax liabilities	(5,167)	(7,450)
Net deferred tax asset (liability)	$827	$(1,793)
The Company has state net operating loss carryforwards, state tax credit carryforwards, federal foreign tax credit carryforwards, foreign net operating loss carryforwards and foreign tax credit carryforwards.  The valuation allowance at June 30, 2014 and June 30, 2013 reduces the recognized tax benefit of these carryforwards to an amount that is more likely than not to be realized.  These carryforwards will generally expire as shown below:

Item	Expiration Period
State net operating losses	June 2023 to June 2030
State tax credits	No expiration
Federal foreign tax credits	June 2016 to June 2024
Foreign net operating losses	June 2027 to June 2034
Foreign tax credits	June 2033
In general, it is the practice and intention of the Company to reinvest the earnings of its Canadian subsidiaries in these operations. Such amounts become subject to United States taxation upon the remittance of dividends and under certain other

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

circumstances. As of June 30, 2014, unremitted earnings of foreign subsidiaries, which have been or are intended to be permanently invested, aggregated to approximately $5.1 million. We anticipate that any deferred tax liability related to the investment in these foreign subsidiaries could be offset by foreign tax credits.
The Company files tax returns in several taxing jurisdictions in the United States and Canada. With few exceptions, the Company is no longer subject to examination by taxing authorities through fiscal 2008. At June 30, 2014, the Company updated its evaluation of its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any material uncertain tax positions.
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
Unapproved Change Orders and Claims
As of June 30, 2014 and June 30, 2013, costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $13.1 million and $9.1 million, respectively. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers may not pay these amounts until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.
Other
The Company and its subsidiaries are participants in various legal actions. It is the opinion of management that none of the known legal actions will have a material impact on the Company’s financial position, results of operations or liquidity.
Note 8—Operating Leases
The Company is the lessee under operating leases covering real estate and office equipment under non-cancelable operating lease agreements that expire at various times. Future minimum lease payments under non-cancelable operating leases that were in effect at June 30, 2014 total $9.9 million and are payable as follows: fiscal 2015—$4.9 million; fiscal 2016—$3.0 million; fiscal 2017—$1.4 million; fiscal 2018—$0.5 million; fiscal 2019—$0.3 million and thereafter—$0.0 million. Operating lease expense was $5.3 million, $4.5 million and $4.1 million for the twelve months ended June 30, 2014, June 30, 2013 and June 30, 2012, respectively.

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Note 9—Stockholders’ Equity
Preferred Stock
The Company has 5.0 million shares of preferred stock authorized, none of which was issued or outstanding at June 30, 2014 or June 30, 2013.
Treasury Shares
On November 6, 2012 the Board of Directors approved an extension of a stock buyback program through calendar year 2014. The program allows the Company to purchase up to 2,113,497 shares of common stock provided that such purchases do not exceed $25.0 million in any calendar year if sufficient liquidity exists and we believe that it is in the best interest of the stockholders. The Company has not purchased any shares under this program since the Board of Directors approved the extension.
In addition to the stock buyback program, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix withheld 80,096 and 107,344 shares of common stock during fiscal 2014 and fiscal 2013, respectively, to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares. The Company has 1,453,770 treasury shares as of June 30, 2014 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.
Note 10—Stock-Based Compensation
Total stock-based compensation expense for the twelve months ended June 30, 2014, June 30, 2013, and June 30, 2012 was $5.7 million, $3.8 million and $3.5 million, respectively. Measured but unrecognized stock-based compensation expense at June 30, 2014 was $9.7 million, of which $9.5 million related to nonvested deferred shares and $0.2 million related to stock options. These amounts are expected to be recognized as expense over a weighted average period of 1.8 years. The recognized tax benefit related to the stock-based compensation expense for the 12 months ended June 30, 2014, June 30, 2013 and June 30, 2012 totaled $2.8 million, $1.6 million and $1.3 million, respectively.
Plan Information
Matrix Service Company's 2012 Stock and Incentive Compensation Plan ("2012 Plan") provides stock-based and cash-based incentives for officers, other key employees and directors. Stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares and cash-based awards can be issued under this plan. All future grants of stock and cash-based awards will be made through the 2012 Plan. Upon approval of the 2012 Plan by the Company's stockholders, the 2004 Stock Incentive Plan ("2004 Plan") was frozen with the exception of normal vesting, forfeiture and other activity associated with awards previously granted under the 2004 Plan. Awards totaling 2,300,000 shares and 1,300,000 shares have been authorized under the 2004 and 2012 Plans, respectively. At June 30, 2014 there were 713,223 shares available for grant under the 2012 Plan.
Stock Options
Stock options are granted at the market value of the Company’s common stock on the grant date and expire after 10 years. The Company’s policy is to issue shares upon the exercise of stock options from its treasury shares, if available. The Company did not award any new stock options in fiscal years 2013 or 2014.

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Stock option activity and related information for the year ended June 30, 2014 is as follows:

	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Aggregate Intrinsic Value
		(Years)		(In thousands)
Outstanding at June 30, 2013	392,000	5.5	$9.38
Granted	—		$—
Exercised	(134,450)		$8.78	$2,394
Cancelled	(12,250)		$10.19
Outstanding at June 30, 2014	245,300	6.4	$9.68	$5,669
Vested or expected to vest at June 30, 2014	243,477	6.4	$9.68	$5,627
Exercisable at June 30, 2014	37,000	1.0	$6.84	$960
The Company uses the Black-Scholes option pricing model to estimate grant date fair value for each stock option granted. Expected volatility is based on the historic volatility of the Company’s stock. The risk-free rate is based on the applicable United States Treasury Note rate. The expected life of the option is based on historical and expected future exercise behavior.
Assumptions used to calculate the fiscal 2012 grant date fair value and the fair value calculated was as follows:

2012
Grant date fair value	$5.61
Risk-free interest rate	0.88%
Expected volatility	66.19%
Expected life in years	5.00
Expected dividend yield	—
The total intrinsic value of stock options exercised during fiscal 2014, 2013, and 2012 was $2.4 million, $0.6 million and $0.1 million, respectively.
The following table summarizes information about stock options at June 30, 2014:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Options Exercisable	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
			(Years)			(Years)
$4.60 – $ 5.49	20,500	$5.16	1	20,500	$5.16	1.0
8.93 – 12.20	224,800	10.10	6.9	16,500	8.93	1.3
$4.60 – $12.20	245,300	$9.68	6.4	37,000	$6.84	1.0
Nonvested Deferred Shares
The Company has issued nonvested deferred shares under the following types of arrangements:

•
Time-based awards—Employee awards generally vest in four or five equal annual installments beginning one year after the grant date. Director awards cliff vest on the earlier of three years or upon retirement from the Board.

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

•
Market-based awards—These awards are in the form of performance units which vest 3 years after the grant date only if the Company’s common stock achieves certain levels when compared to the total shareholder return of a peer group of companies as selected by the Compensation Committee of the Board of Directors. The payout is pro-rated and can range from zero to 200% of the original award. These awards are settled entirely in stock. As of June 30, 2014, there are approximately 218,000 and 154,000 performance units that are scheduled to vest in fiscal 2016 and fiscal 2017, respectively.

All awards vest upon the death or disability of the participant or upon a change of control of the Company.
The grant date fair value of the time-based awards is determined by the market value of the Company's common stock on the grant date. The grant date fair value of the market-based awards is calculated using a Monte Carlo model. For the fiscal 2014 grant, the model estimated the fair value of the award based on approximately 100,000 simulations of the future prices of the Company's common stock compared to the future prices of the common stock of its peer companies based on historical volatilities. The model also took into account the expected dividends over the performance period.
Nonvested deferred share activity for the twelve months ended June 30, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested shares at June 30, 2013	1,030,660	$10.71
Shares granted	381,038	$18.01
Shares vested and released	(266,029)	$10.41
Shares cancelled	(39,968)	$11.87
Nonvested shares at June 30, 2014	1,105,701	$13.22
There were 503,268 and 364,600 deferred shares granted in fiscal 2013 and 2012 with average grant date fair values of $10.96 and $9.99, respectively. There were 266,029, 367,449 and 184,149 deferred shares that vested and were released in fiscal 2014, 2013 and 2012 with weighted average fair values of $22.38, $10.69 and $10.23 per share, respectively.
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

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

 The computation of basic and diluted EPS is as follows:

	Twelve Months Ended
	June 30, 2014	June 30, 2013	June 30, 2012
	(In thousands, except per share data)
Basic EPS:
Net income attributable to Matrix Service Company	$35,810	$24,008	$17,188
Weighted average shares outstanding	26,288	25,962	25,921
Basic EPS	$1.36	$0.92	$0.66
Diluted EPS:
Weighted average shares outstanding—basic	26,288	25,962	25,921
Dilutive stock options	180	81	79
Dilutive nonvested deferred shares	508	315	298
Diluted weighted average shares	26,976	26,358	26,298
Diluted EPS	$1.33	$0.91	$0.65
The following securities are considered antidilutive and have been excluded from the calculation of diluted earnings per share:

	Twelve Months Ended
	June 30, 2014	June 30, 2013	June 30, 2012
	(In thousands)
Stock options	—	193	267
Nonvested deferred shares	—	2	3
Total antidilutive securities	—	195	270
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
The Company’s matching contributions were $4.1 million, $3.4 million and $3.3 million for the twelve months ended June 30, 2014, 2013, and 2012, respectively.
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
Our participation in significant plans for the fiscal year ended June 30, 2014 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number. The zone status is based on the latest information that the Company received from the plan and is certified by the plan’s actuary. Plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are generally less than 80 percent funded, and plans in the green zone are generally at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Surcharge Imposed” column includes plans in a red zone status that require a payment of a surcharge in excess of regular contributions. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending or Implemented	Company Contributions Fiscal Year			Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement
		2014	2013		2014	2013	2012
					(In thousands)
Joint Pension Fund Local Union 164 IBEW (1)	22-6031199/001	Yellow	Yellow	Yes	$2,955	$3,943	$1,538	No	5/31/2017
Boilermaker-Blacksmith National Pension Trust	48-6168020/001	Yellow	Yellow	Yes	3,271	2,882	2,845	No	Described below (2)
Joint Pension Fund of Local Union No 102	22-1615726/001	Green	Green	Yes	2,381	2,387	1,608	No	5/31/2015
IBEW Local 456 Pension Plan	22-6238995/001	Yellow	Yellow	Yes	940	2,384	977	No	5/31/2017
Local 351 IBEW Pension Plan	22-3417366/001	Described below (3)	Yellow	Yes	2,218	2,281	1,140	No	9/27/2016
Steamfitters Local Union No 420 Pension Plan	23-2004424/001	Red	Red	Yes	1,677	1,622	813	Yes	4/30/2017
Indiana Laborers Pension Fund	35-6027150/001	Yellow	Yellow	Yes	1,268	—	—	No	5/31/2017
Iron Workers Mid-America Pension Plan	36-6488227/001	Green	Green	N/A	1,156	—	—	No	5/31/2015
	Contributions to other multiemployer plans				14,503	8,966	7,616

		Total contributions made			$30,369	$24,465	$16,537

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

(1)	Our contributions for the Joint Pension Fund Local Union 164 IBEW exceeded 5% of total contributions for the 2012 plan year. This information was not available for the 2013 plan year.

(2)
Our collective bargaining agreements with the Boilermaker-Blacksmith National Pension Trust are under a National Maintenance Agreement platform which is evergreen in terms of expiration. However, the agreements allow for termination of the collective bargaining agreement by either party with a predetermined written notice.

(3)
For the Local 351 IBEW Pension Plan, the Company has not received a funding notification that covers the Company's fiscal year 2014 during the preparation of this Form 10-K. Under Federal pension law, if a multiemployer pension plan is determined to be in critical or endangered status, the plan must provide notice of this status to participants, beneficiaries, the bargaining parties, the Pension Benefit Guaranty Corporation, and the Department of Labor. The Company also observed that the Local 351 IBEW Pension Plan has not submitted any Critical or Endangered Status Notices to the Department of Labor for 2014 (which can be accessed at http://www.dol.gov/ebsa/criticalstatusnotices.html).

Employee Stock Purchase Plan
The Matrix Service Company 2011 Employee Stock Purchase Plan (“ESPP”) was effective January 1, 2011. The ESPP allows employees to purchase shares through payroll deductions and members of the Board of Directors to purchase shares from amounts withheld from their cash retainers. Share purchases are limited to an aggregate market value of no greater than $60,000 per calendar year per participant and are purchased at market value with no discount to the participant. Contributions are with after tax earnings and are accumulated in non-interest bearing accounts for quarterly purchases of company stock. Upon the purchase of shares, the participants receive all stockholder rights including dividend and voting rights, and are permitted to sell their shares at any time. The Company has made 1,000,000 shares available under the ESPP. The ESPP can be terminated at the discretion of the Board of Directors or on January 2, 2021. Shares are issued from Treasury Stock under the ESPP. There were 5,440 shares issued in fiscal 2014, 4,452 shares in fiscal 2013, and 4,395 shares in fiscal 2012.
Note 13—Segment Information
We operate our business through four reportable segments: Electrical Infrastructure, Oil Gas & Chemical, Storage Solutions, and Industrial.
The Electrical Infrastructure segment primarily encompasses construction and maintenance services to a variety of power generation facilities, such as combined cycle plants, natural gas fired power stations, and renewable energy installations. We also provide high voltage services to investor owned utilities, including construction of new substations, upgrades of existing substations, short-run transmission line installations, distribution upgrades and maintenance, and storm restoration services.
The Oil Gas & Chemical segment includes our traditional turnaround activities, plant maintenance services and construction in the downstream petroleum industry. Another key offering is industrial cleaning services, which include hydroblasting, hydroexcavating, chemical cleaning and vacuum services. We also perform work in the petrochemical, natural gas, gas processing and compression, and upstream petroleum markets.
The Storage Solutions segment includes new construction of crude and refined products ASTs, as well as planned and emergency maintenance services. Also included in the Storage Solutions segment is work related to specialty storage tanks including LNG, liquid nitrogen/liquid oxygen LIN/LOX, LPG tanks and other specialty vessels including spheres. We also offer aboveground storage tank products including floating roof seals. Finally, the Storage Solutions segment includes balance of plant work in storage terminals and tank farms.
The Industrial segment includes construction and maintenance work in the iron and steel and mining and minerals industries, bulk material handling and fertilizer production facilities, as well as work for clients in other industrial markets.
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

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Results of Operations
(In thousands)

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Unallocated Corporate	Total
Twelve months ended June 30, 2014
Gross revenues	$205,570	$240,131	$611,826	$206,933	$—	$1,264,460
Less: inter-segment revenues	—	441	930		—	1,371
Consolidated revenues	205,570	239,690	610,896	206,933	—	1,263,089
Gross profit	20,629	26,912	68,448	20,484	—	136,473
Operating income	7,703	9,939	34,310	6,655	—	58,607
Segment assets	120,264	72,406	200,493	105,049	70,720	568,932
Capital expenditures	9,055	5,421	2,519	1,157	5,437	23,589
Depreciation and amortization expense	3,292	3,768	7,707	3,751	—	18,518
Twelve months ended June 30, 2013
Gross revenues	$171,204	$273,979	$395,794	$54,321	$—	$895,298
Less: inter-segment revenues	—	131	2,593	—	—	2,724
Consolidated revenues	171,204	273,848	393,201	54,321	—	892,574
Gross profit	21,754	32,879	37,455	2,614	—	94,702
Operating income (loss)	11,185	15,415	11,904	(1,790)	—	36,714
Segment assets	64,771	75,591	159,149	27,347	83,120	409,978
Capital expenditures	2,129	2,942	9,929	1,645	6,586	23,231
Depreciation and amortization expense	2,167	2,943	6,740	932	—	12,782
Twelve months ended June 30, 2012
Gross revenues	$135,086	$206,031	$380,488	$19,983	$—	$741,588
Less: inter-segment revenues	—	208	2,334	—	—	2,542
Consolidated revenues	135,086	205,823	378,154	19,983	—	739,046
Gross profit	16,676	20,070	42,393	479	—	79,618
Operating income (loss)	7,609	8,134	17,493	(1,601)	—	31,635
Segment assets	51,998	53,567	150,543	14,018	53,009	323,135
Capital expenditures	2,581	2,346	3,929	741	3,937	13,534
Depreciation and amortization expense	1,823	2,838	6,309	515	—	11,485

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Geographical information is as follows:

	Revenues
	Twelve Months Ended
	June 30, 2014	June 30, 2013	June 30, 2012
	(In thousands)
Domestic	$1,149,262	$814,879	$674,496
International	113,827	77,695	64,550
	$1,263,089	$892,574	$739,046

	Long-Lived Assets
	June 30, 2014	June 30, 2013	June 30, 2012
	(In thousands)
Domestic	$164,894	$101,581	$85,290
International	28,490	12,378	6,132
	$193,384	$113,959	$91,422
Information about Significant Customers
In fiscal 2014, two customers accounted for 17.3% and 12.7% of our consolidated revenue and 35.8% and 26.3% of our Storage Solutions revenue, respectively. Four other customers accounted for 20.8%, 17.5%, 17.0%, and 10.8% of our Electrical Infrastructure revenue, respectively. An additional three customers accounted for 18.3%, 14.0%, and 10.2% of our Oil Gas & Chemical revenue, respectively. Five more customers accounted for 23.3%, 15.1%, 13.0%, 12.7%, and 11.3% of our Industrial revenue, respectively.
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
Note 14—Subsequent Event
On August 22, 2014 the Company purchased substantially all of the assets of HDB Ltd. Limited Partnership ("HDB"). HDB, with an office in Bakersfield, California provides construction, fabrication and turnaround services to energy companies throughout California’s central valley. The acquisition advances a strategic goal of the Company's to expand into the upstream energy market. The acquisition purchase price was $5.25 million and was funded with cash on hand. The accounting for this acquisition is incomplete; however, the Company does not expect the impact of the acquisition to be material to the financial statements.

Matrix Service Company
Quarterly Financial Data (Unaudited)
Fiscal Years Ended June 30, 2014 and June 30, 2013

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Fiscal Year 2014
Revenues	$226,217	$310,998	$381,516	$344,358
Gross profit	25,476	34,150	39,944	36,903
Operating income	10,762	14,817	18,819	14,209
Net income	6,552	10,306	11,396	7,556
Earnings per common share:
Basic	0.25	0.39	0.43	0.29
Diluted	0.25	0.38	0.42	0.28
Fiscal Year 2013
Revenues	$209,608	$221,436	$225,970	$235,560
Gross profit	22,244	22,333	23,126	26,999
Operating income	7,924	8,722	8,431	11,587
Net income	4,684	5,436	6,521	7,367
Earnings per common share:
Basic	0.18	0.21	0.25	0.28
Diluted	0.18	0.21	0.25	0.28

The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to changes in the average number of common shares outstanding and rounding.

Matrix Service Company
Schedule II—Valuation and Qualifying Accounts
June 30, 2014, June 30, 2013, and June 30, 2012
(In thousands)

COL. A	COL. B	COL. C ADDITIONS				COL. D		COL. E
	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts—Describe		Deductions—Describe		Balance at End of Period
Fiscal Year 2014
Deducted from asset accounts:
Allowance for doubtful accounts	$795	$121		$—		$(712)	(A)	$204
Valuation reserve for deferred tax assets	90	—		—		—		90
Total	$885	$121		$—		$(712)		$294
Fiscal Year 2013
Deducted from asset accounts:
Allowance for doubtful accounts	$1,201	$725		$(666)	(C)	$(465)		$795
Valuation reserve for deferred tax assets	230	(140)	(B)	—		—		90
Total	$1,431	$585		$(666)		$(465)		$885
Fiscal Year 2012
Deducted from asset accounts:
Allowance for doubtful accounts	$1,428	$23		$(250)		$—		$1,201
Valuation reserve for deferred tax assets	774	(544)		—		—		230
Total	$2,202	$(521)		$(250)		$—		$1,431

(A)	Receivables written off against allowance for doubtful accounts.

(B)	Release of the valuation allowance on foreign tax credit carryovers which have now been determined to be utilizable

(C)	Collection of a fully reserved receivable recognized as revenue

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2014.
Management’s Report on Internal Control over Financial Reporting
See “Management’s Report on Internal Control over Financial Reporting” set forth in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K. During fiscal year 2014, the Company acquired 100% of the stock of Kvaerner North American Construction Ltd. and substantially all of the assets of Kvaerner North American Construction Inc,. together referenced as "KNAC". The businesses are now known as Matrix North American Construction Ltd. and Matrix North American Construction, Inc., together referenced as "Matrix NAC". Refer to Note 2 of Notes to the Consolidated Financial Statements for additional information regarding this event. Management has excluded this business from its evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2014. The revenues attributable to this business represented approximately 12 percent of the Company's consolidated revenues for the year ended June 30, 2014 and its aggregate total assets represented approximately 25 percent of the Company's consolidated total assets as of June 30, 2014.
Changes in Internal Control Over Financial Reporting
Except as described below, there have been no changes during the fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have completed the acquisition of Matrix NAC effective December 21, 2013. We are in the process of assessing and, to the extent necessary, making changes to the internal control over financial reporting of Matrix NAC to conform such internal control to that used on our other operations. However, we are not yet required to evaluate, and have not yet fully evaluated, changes in Matrix NAC's internal control over financial reporting. Subject to the foregoing, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended June 30, 2014.
Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to the Company’s directors and corporate governance is incorporated herein by reference to the sections entitled “Proposal Number 1: Election of Directors” and “Corporate Governance and Board Matters” in the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (“Proxy Statement”). The information required by this item with respect to the Company’s executive officers is incorporated herein by reference to the section entitled “Executive Officer Information” in the Proxy Statement. The information required by this item with respect to the Section 16 ownership reports is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
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

(2) Financial Statement Schedules
The financial statement schedule is filed as a part of this report under Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended June 30, 2014, June 30, 2013 and June 30, 2012, immediately following Quarterly Financial Data (Unaudited). All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.
(3) The following documents are included as exhibits to this Annual Report on Form 10-K:

2.0
Sales and Purchase Agreement dated December 8, 2013 between Matrix North America Construction, Inc. and Matrix Canadian Holdings, Inc., as Buyers, Matrix Service Company as a Buyer Party, Kvaerner North American Construction Inc. and Kvaerner AS, as Sellers and Kvaerner ASA, as Seller's Guarantor (Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 1-15461) filed December 27, 2013, is hereby incorporated by reference).

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

10.22
First Amendment effective as of March 13, 2014 to the Third Amended and Restated Credit Agreement (Exhibit 10 to the Company's Current Report on Form 8-K (File No. 1-5461) filed March 19, 2014, is hereby incorporated by reference).

+*10.23	Separation Agreement and Release of Claims effective as of June 23, 2014 between Matthew J. Petrizzo and Matrix Service Company

*21	Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CEO.

*31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CFO.

*32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CEO.

*32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CFO.

*95	Mine Safety Disclosure.
*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith

+Management Contract or Compensatory Plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Matrix Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrix Service Company

Date : September 8, 2014	By:	/S/ John R. Hewitt
John R. Hewitt, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ John R. Hewitt	President, Chief Executive Officer and Director	September 8, 2014
John R. Hewitt	(Principal Executive Officer)

/S/ Kevin S. Cavanah	Vice President and Chief Financial Officer	September 8, 2014
Kevin S. Cavanah	(Principal Accounting and Principal Financial Officer)

/S/ Michael J. Hall	Chairman of the Board of Directors	September 8, 2014
Michael J. Hall

/S/ I. Edgar Hendrix	Director	September 8, 2014
I. Edgar Hendrix

S/ Paul K. Lackey	Director	September 8, 2014
Paul K. Lackey

/S/ Tom E. Maxwell	Director	September 8, 2014
Tom E. Maxwell

/S/ Jim W. Mogg	Director	September 8, 2014
Jim W. Mogg

/S/ James H. Miller	Director	September 8, 2014
James H. Miller

Index to Exhibits

2
Sales and Purchase Agreement dated December 8, 2013 between Matrix North America Construction, Inc. and Matrix Canadian Holdings, Inc., as Buyers, Matrix Service Company as a Buyer Party, Kvaerner North American Construction Inc. and Kvaerner AS, as Sellers and Kvaerner ASA, as Seller's Guarantor (Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 1-15461) filed December 27, 2013, is hereby incorporated by reference).

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

10.22
First Amendment effective as of March 13, 2014 to the Third Amended and Restated Credit Agreement (Exhibit 10 to the Company's Current Report on Form 8-K (File No. 1-5461) filed March 19, 2014, is hereby incorporated by reference).

+*10.23	Separation Agreement and Release of Claims effective as of June 23, 2014 between Matthew J. Petrizzo and Matrix Service Company

*21	Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CEO.

*31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CFO.

*32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CEO.

*32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CFO.

*95	Mine Safety Disclosure.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

+Management Contract or Compensatory Plan.