Form 10-Q
period 2014-09-30
MATRIX SERVICE CO
filed 2014-11-06
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2014 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,533,988 shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30, 2014	September 30, 2013
Revenues	$321,683	$226,217
Cost of revenues	293,304	200,741
Gross profit	28,379	25,476
Selling, general and administrative expenses	19,832	14,714
Operating income	8,547	10,762
Other income (expense):
Interest expense	(351)	(223)
Interest income	42	5
Other	57	(88)
Income before income tax expense	8,295	10,456
Provision for federal, state and foreign income taxes	3,624	3,904
Net income	4,671	6,552
Less: Net loss attributable to noncontrolling interest	(1,243)	—
Net income attributable to Matrix Service Company	$5,914	$6,552

Basic earnings per common share	$0.22	$0.25
Diluted earnings per common share	$0.22	$0.25
Weighted average common shares outstanding:
Basic	26,470	26,116
Diluted	27,134	26,647
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2014	September 30, 2013
Net income	$4,671	$6,552
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of ($168) and $99, respectively)	(1,770)	302
Comprehensive income	2,901	6,854
Less: Comprehensive loss attributable to noncontrolling interest	(1,243)	—
Comprehensive income attributable to Matrix Service Company	$4,144	$6,854
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	September 30, 2014	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$72,754	$77,115
Accounts receivable, less allowances (September 30, 2014— $585 and June 30, 2014—$204)	175,506	204,692
Costs and estimated earnings in excess of billings on uncompleted contracts	89,819	73,008
Deferred income taxes	6,953	5,994
Inventories	3,006	3,045
Income taxes receivable	143	2,797
Other current assets	7,642	8,897
Total current assets	355,823	375,548
Property, plant and equipment at cost:
Land and buildings	31,813	31,737
Construction equipment	84,886	82,745
Transportation equipment	44,199	42,087
Office equipment and software	26,208	26,026
Construction in progress	7,948	9,892
	195,054	192,487
Accumulated depreciation	(106,408)	(103,315)
	88,646	89,172
Goodwill	72,065	69,837
Other intangible assets	28,158	28,676
Other assets	3,622	5,699
Total assets	$548,314	$568,932

See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	September 30, 2014	June 30, 2014
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$95,231	$111,863
Billings on uncompleted contracts in excess of costs and estimated earnings	103,708	108,440
Accrued wages and benefits	30,006	36,226
Accrued insurance	8,761	8,605
Income taxes payable	4,620	—
Other accrued expenses	3,705	4,727
Total current liabilities	246,031	269,861
Deferred income taxes	4,300	5,167
Borrowings under senior credit facility	11,344	11,621
Total liabilities	261,675	286,649
Commitments and contingencies
Stockholders’ equity:
Matrix Service Company stockholders' equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of September 30, 2014, and June 30, 2014	279	279
Additional paid-in capital	120,129	119,777
Retained earnings	183,151	177,237
Accumulated other comprehensive loss	(1,952)	(182)
	301,607	297,111
Less: Treasury stock, at cost— 1,372,446 shares as of September 30, 2014, and 1,453,770 shares as of June 30, 2014	(15,492)	(16,595)
Total Matrix Service Company stockholders’ equity	286,115	280,516
Noncontrolling interest	524	1,767
Total stockholders' equity	286,639	282,283
Total liabilities and stockholders’ equity	$548,314	$568,932

See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2014	September 30, 2013
Operating activities:
Net income	$4,671	$6,552
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	5,771	3,720
Deferred income tax	(1,994)	(111)
Gain on sale of property, plant and equipment	(122)	(36)
Provision for uncollectible accounts	465	(13)
Stock-based compensation expense	1,457	1,087
Excess tax benefit of exercised stock options and vesting of deferred shares	(660)	(4)
Other	59	49
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects from acquisitions:
Accounts receivable	30,379	(9,620)
Costs and estimated earnings in excess of billings on uncompleted contracts	(16,811)	7,095
Inventories	39	(184)
Other assets and liabilities	10,726	(1,044)
Accounts payable	(17,531)	(1,111)
Billings on uncompleted contracts in excess of costs and estimated earnings	(4,732)	12,935
Accrued expenses	(6,605)	(865)
Net cash provided by operating activities	5,112	18,450
Investing activities:
Acquisition of property, plant and equipment	(3,656)	(5,763)
Acquisition (Note 2)	(5,250)	—
Proceeds from asset sales	148	279
Net cash used by investing activities	$(8,758)	$(5,484)

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2014	September 30, 2013
Financing activities:
Issuances of common stock	$193	$356
Excess tax benefit of exercised stock options and vesting of deferred shares	660	4
Advances under credit agreement	5,817	8,975
Repayments of advances under credit agreement	(6,094)	(6,549)
Proceeds received for treasury shares sold to Employee Stock Purchase Plan	58	18
Treasury shares purchased from employees to satisfy tax withholding obligations	(913)	(4)
Net cash provided (used) by financing activities	(279)	2,800
Effect of exchange rate changes on cash	(436)	246
Net increase (decrease) in cash and cash equivalents	(4,361)	16,012
Cash and cash equivalents, beginning of period	77,115	63,750
Cash and cash equivalents, end of period	$72,754	$79,762
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes	$(1,972)	$58
Interest	$524	$146
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$370	$1,095

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Non-Controlling Interest	Total
Balances, June 30, 2014	$279	$119,777	$177,237	$(16,595)	$(182)	$1,767	$282,283
Net income (loss)	—	—	5,914	—	—	(1,243)	4,671
Other comprehensive loss	—	—	—	—	(1,770)	—	(1,770)
Exercise of stock options (23,100 shares)	—	(213)	—	406	—	—	193
Tax effect of exercised stock options and vesting of deferred shares	—	660	—	—	—	—	660
Issuance of deferred shares (89,738 shares)	—	(1,579)	—	1,579	—	—	—
Treasury shares sold to Employee Stock Purchase Plan (1,790 shares)	—	27	—	31	—	—	58
Treasury shares purchased to satisfy tax withholding obligations (33,304 shares)	—	—	—	(913)	—	—	(913)
Stock-based compensation expense	—	1,457	—	—	—	—	1,457
Balances, September 30, 2014	$279	$120,129	$183,151	$(15,492)	$(1,952)	$524	$286,639

Balances, June 30, 2013	$279	$118,190	$141,427	$(21,961)	$227	$—	$238,162
Net income	—	—	6,552	—	—	—	6,552
Other comprehensive income	—	—	—	—	302	—	302
Exercise of stock options (31,800 shares)	—	(204)	—	560	—	—	356
Tax effect of exercised stock options and vesting of deferred shares	—	3	—	—	—	—	3
Issuance of deferred shares (644 shares)	—	(11)	—	11	—	—	—
Treasury shares sold to Employee Stock Purchase Plan (1,127 shares)	—	(2)	—	20	—	—	18
Treasury shares purchased to satisfy tax withholding obligations (237 shares)	—	—	—	(4)	—	—	(4)
Stock-based compensation expense	—	1,087	—	—	—	—	1,087
Balances, September 30, 2013	$279	$119,063	$147,979	$(21,374)	$529	$—	$246,476
See accompanying notes.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1 – Basis of Presentation and Accounting Policies
The condensed consolidated financial statements include the accounts of Matrix Service Company (“Matrix”, “we”, “our”, “us”, “its” or the “Company”) and its subsidiaries, unless otherwise indicated. Intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting of normal recurring adjustments and other adjustments described herein, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2014, included in the Company’s Annual Report on Form 10-K for the year then ended.
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
Accounting Standards Update 2014-15 (Subtopic 205-40)—Presentation of Financial Statements—Going Concern : Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
On August 27, 2014, the FASB issued ASU 2014-15, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity, and consistency of related disclosures and improve convergence with international financial reporting standards ("IFRSs") (which emphasize management’s responsibility for performing the going-concern assessment). However, the time horizon for the assessment (look-forward period) and the disclosure thresholds under U.S. GAAP and IFRSs will continue to differ. The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter;
early adoption is permitted. We expect to adopt this standard in fiscal 2017.
Note 2 – Acquisitions
Purchase of HDB Ltd. Limited Partnership
On August 22, 2014 the Company purchased substantially all of the assets of HDB Ltd. Limited Partnership ("HDB"). HDB, with an office in Bakersfield, California provides construction, fabrication and turnaround services to energy companies throughout California’s central valley. The acquisition advances a strategic goal of the Company to expand into the upstream energy market. The acquisition purchase price was $5.25 million and was funded with cash on hand. Commencing on August 22, 2014, HDB's operating results are included in the Oil Gas & Chemical Segment.

The purchase price was allocated to the major categories of assets and liabilities based on their estimated fair value at the acquisition date. The purchase price is expected to be finalized and settled following a final true-up of working capital accounts that is expected to conclude during the second fiscal quarter. The following table summarizes the preliminary purchase price allocation (in thousands):

Current assets	$1,658
Property, plant and equipment	1,162
Tax deductible goodwill	2,586
Other intangible assets	900
Total assets acquired	6,306
Current liabilities	1,056
Net assets acquired	$5,250
All of the recorded goodwill from the HDB acquisition is tax deductible. The operating data related to this acquisition was not material.
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
The Company purchased KNAC for $88.3 million. The acquisition was funded through a combination of cash-on-hand and borrowings under our senior revolving credit facility. The purchase price was allocated to the major categories of assets and liabilities based on their estimated fair value at the acquisition date. The following table summarizes the preliminary purchase price allocation (in thousands):

Current assets	$83,575
Property, plant and equipment	11,377
Goodwill	39,232
Other intangible assets	24,009
Total assets acquired	158,193
Current liabilities	68,115
Deferred income taxes	1,116
Noncontrolling interest of consolidated joint venture	700
Net assets acquired	88,262
Cash acquired	36,655
Net purchase price	$51,607
Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. This acquisition generated $39.2 million of goodwill, of which $28.5 million is tax deductible.
The equity in consolidated joint venture represents the acquired equity in KVPB Power Partners. KV Power Partners was subsequently renamed to MXPB Power Partners (the "Joint Venture"). The Joint Venture was formed by Kvaerner North American Construction Inc. and an engineering firm to engineer and construct a combined cycle power plant in Dover, Delaware. The Company holds a 65% voting and economic interest in the Joint Venture. The total acquired equity of the Joint Venture was $2.0 million of which the Company's portion was approximately $1.3 million and the other party owns a non-controlling interest of $0.7 million. At September 30, 2014, the noncontrolling interest holder's share of the equity of the Joint Venture totaled $0.5 million. The Company's share at September 30, 2014 was $1.0 million.
The unaudited financial information in the table below summarizes the combined results of operations of Matrix Service Company and Matrix NAC for the three months ended September 30, 2014, which is also presented in the unaudited Condensed Consolidated Statement of Income for the three months ended September 30, 2014.

The unaudited financial information in the table below for the three months ended September 30, 2013 is presented on a pro forma basis, as though Matrix Service Company and Matrix NAC had been combined as of July 1, 2013. The pro forma earnings for the three months ended September 30, 2013 were adjusted to include incremental amortization expense of $1.0 million and depreciation expense of $0.3 million. The pro forma financial information for the three months ended September 30, 2013 is presented for informational purposes only.

	Three Months Ended
	September 30, 2014	September 30, 2013
	(In thousands, except per share data)
Revenues	$321,683	$275,666
Net income attributable to Matrix Service Company	$5,914	$7,366
Basic earnings per common share	$0.22	$0.28
Diluted earnings per common share	$0.22	$0.28
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

	September 30, 2014	June 30, 2014
	(in thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$1,659,874	$1,435,242
Billings on uncompleted contracts	1,673,763	1,470,674
	$(13,889)	$(35,432)
Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$89,819	$73,008
Billings on uncompleted contracts in excess of costs and estimated earnings	103,708	108,440
	$(13,889)	$(35,432)
Progress billings in accounts receivable at September 30, 2014 and June 30, 2014 included retentions to be collected within one year of $29.7 million and $30.0 million, respectively. Contract retentions collectible beyond one year are included in Other Assets on the Condensed Consolidated Balance Sheet and totaled $2.3 million at September 30, 2014 and $4.3 million at June 30, 2014.

SME Receivables
The Company continues to pursue collection of a certain receivable acquired in connection with the purchase of S.M. Electric Company, Inc. in February 2009. The recorded values at September 30, 2014 include $0.7 million in claim receivables, which represents the Company’s best estimate of the amount to be collected under a claim, and an additional $2.9 million for amounts due under the related contract. Recovering the remaining receivables will require mediation or litigation and the ultimate amount realized may be significantly different than the recorded amounts, which could result in a material adjustment to future earnings.
Other
In the three months ended September 30, 2014, our results of operations were materially impacted by a charge resulting from a change in estimate related to a power generation facility project associated with our Joint Venture, as described in Note 2 - Acquisitions. The charge resulted in a reduction to operating income of $3.3 million and a reduction of $1.3 million to net income attributable to Matrix Service Company. The charge reflects management's best estimate of the total contract revenues to be recognized and total costs at completion.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Intangible Assets Including Goodwill
Goodwill
The changes in the carrying value of goodwill by segment are as follows:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Goodwill	$60,896	$13,943	$10,949	$9,049	$94,837
Cumulative impairment loss (1)	(17,653)	(3,000)	(922)	(3,425)	(25,000)
Net balance at June 30, 2014	43,243	10,943	10,027	5,624	69,837
Acquisition related adjustment	117	—	—	39	156
Acquisition of HDB (2)	—	2,586	—	—	2,586
Translation adjustment (3)	(298)	—	(117)	(99)	(514)
Net balance at September 30, 2014	$43,062	$13,529	$9,910	$5,564	$72,065

(1)	A $25.0 million impairment charge was recorded in February 2005 as a result of the Company’s operating performance in fiscal 2005.

(2)	Amount represents goodwill in connection with the Company's acquisition of HDB. The acquisition is discussed further in Note 2 - Acquisitions.

(3)
The translation adjustments relate to the periodic translation of Canadian Dollar denominated goodwill recorded as a part of a prior Canadian acquisition as well as the periodic translation of the Canadian entity acquired with the purchase of KNAC. The KNAC is discussed further in Note 2 - Acquisitions.

Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At September 30, 2014
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 15	$2,460	$(962)	$1,498
Customer based	1.5 to 15	28,348	(4,030)	24,318
Non-compete agreements	3 to 5	1,353	(585)	768
Trade Name	5	165	(41)	124
Total amortizing intangibles		32,326	(5,618)	26,708
Trade name	Indefinite	1,450	—	1,450
Total intangible assets		$33,776	$(5,618)	$28,158

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
The increase in the gross carrying amount of other intangible assets at September 30, 2014 compared to June 30, 2014 is due to the August 22, 2014 acquisition of HDB. The HDB intangible asset consists of amortizing customer-based intangibles with a fair value of $0.9 million and useful life of 10 years. Please refer to Note 2 - Acquisitions for additional information.
Amortization expense totaled $1.2 million in the three months ended September 30, 2014 and $0.2 million in the three months ended September 30, 2013. Amortization expense is expected to be $4.7 million in fiscal year 2015, $2.8 million in fiscal year 2016, $2.7 million in fiscal year 2017, $2.6 million in fiscal year 2018, $2.5 million in fiscal year 2019 and $12.5 million, thereafter.
Note 5 – Debt
The Company has a five-year $200.0 million senior secured revolving credit facility under a credit agreement (the "Credit Agreement") that expires March 13, 2019. Advances under the credit facility may be used for working capital, acquisitions, capital expenditures, issuances of letters of credit and other lawful purposes.
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
The Unused Credit Facility Fee is between 0.20% and 0.35% based on the Senior Leverage Ratio.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Credit Agreement includes a Senior Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended September 30, 2014, Consolidated EBITDA, as defined in the Credit Agreement, was $86.7 million. Accordingly, at September 30, 2014, there were no restrictions on our ability to access the full amount of the credit facility. Consolidated Funded Indebtedness at September 30, 2014 was $27.9 million.
Availability under the senior credit facility was as follows:

	September 30, 2014	June 30, 2014
	(In thousands)
Senior credit facility	$200,000	$200,000
Borrowings outstanding	11,344	11,621
Letters of credit	24,632	23,017
Availability under the senior credit facility	$164,024	$165,362
Outstanding borrowings at September 30, 2014 under our Credit Agreement were used primarily for Canadian dollar advances required for short term working capital, including cross-border purchases of materials and services.
At September 30, 2014, the Company is in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.
Note 6 – Income Taxes
Deferred income taxes are computed using the liability method whereby deferred tax assets and liabilities are recognized based on temporary differences between the financial and tax basis of assets and liabilities using presently enacted tax rates. Deferred tax assets are reduced by a valuation allowance when a determination is made that it is more likely than not that some, or all, of the deferred tax assets will not be realized based on the weight of all available evidence. Evidence which is objectively verifiable carries a higher weight in the analysis. The ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income of the appropriate character within the carryback and carryforward period available under the tax law. Sources of taxable income include future reversals of existing taxable temporary differences, future earnings and available tax planning strategies.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $10.8 million at September 30, 2014 and $13.1 million at June 30, 2014. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.
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
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended
	September 30, 2014	September 30, 2013
	(In thousands, except per share data)
Basic EPS:
Net income attributable to Matrix Service Company	$5,914	$6,552
Weighted average shares outstanding	26,470	26,116
Basic EPS	$0.22	$0.25
Diluted EPS:
Weighted average shares outstanding – basic	26,470	26,116
Dilutive stock options	147	137
Dilutive nonvested deferred shares	517	394
Diluted weighted average shares	27,134	26,647
Diluted EPS	$0.22	$0.25

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended
	September 30, 2014	September 30, 2013
	(In thousands)
Nonvested deferred shares	63	60

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
The Storage Solutions segment includes new construction of crude and refined products aboveground storage tanks (“ASTs”), as well as planned and emergency maintenance services. Also included in the Storage Solutions segment is work related to specialty storage tanks including liquefied natural gas (“LNG”), liquid nitrogen/liquid oxygen (“LIN/LOX”), liquid petroleum (“LPG”) tanks and other specialty vessels including spheres. We also offer AST products including floating roof seals. Finally, the Storage Solutions segment includes balance of plant work in storage terminals and tank farms.
The Industrial segment includes construction and maintenance work in the iron and steel and mining and minerals industries, bulk material handling and fertilizer production facilities, as well as work for clients in other industrial markets.
The Company evaluates performance and allocates resources based on operating income. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies footnote included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. Intersegment sales and transfers are recorded at cost; therefore, no intercompany profit or loss recognized.
Segment assets consist primarily of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment, goodwill and other intangible assets.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Results of Operations
(In thousands)

	Three Months Ended
	September 30, 2014	September 30, 2013
Gross revenues
Electrical Infrastructure	$55,673	$32,877
Oil Gas & Chemical	54,199	62,792
Storage Solutions	133,350	108,546
Industrial	79,360	22,691
Total gross revenues	$322,582	$226,906
Less: Inter-segment revenues
Electrical Infrastructure	$—	$—
Oil Gas & Chemical	840	297
Storage Solutions	59	392
Industrial	—	—
Total inter-segment revenues	$899	$689
Consolidated revenues
Electrical Infrastructure	$55,673	$32,877
Oil Gas & Chemical	53,359	62,495
Storage Solutions	133,291	108,154
Industrial	79,360	22,691
Total consolidated revenues	$321,683	$226,217
Gross profit (loss)
Electrical Infrastructure	$(489)	$3,330
Oil Gas & Chemical	4,386	7,531
Storage Solutions	14,518	12,837
Industrial	9,964	1,778
Total gross profit	$28,379	$25,476
Operating income (loss)
Electrical Infrastructure	$(3,656)	$1,300
Oil Gas & Chemical	578	3,263
Storage Solutions	7,103	5,832
Industrial	4,522	367
Total operating income	$8,547	$10,762

Total assets by segment were as follows:

	September 30, 2014	June 30, 2014
Electrical Infrastructure	$116,255	$120,264
Oil Gas & Chemical	81,071	72,406
Storage Solutions	179,996	200,493
Industrial	100,734	105,049
Unallocated assets	70,258	70,720
Total segment assets	$548,314	$568,932

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES
There have been no material changes in our critical accounting policies from those reported in our fiscal 2014 Annual Report on Form 10-K filed with the SEC. For more information on our critical accounting policies, see Part II, Item 7 of our fiscal 2014 Annual Report on Form 10-K. The following section provides certain information with respect to our critical accounting estimates as of the close of our most recent quarterly period.
Goodwill
The Company has five significant reporting units with goodwill representing 60%, 12%, 8%, 8% and 6% of the total goodwill balance. Our most recent annual goodwill impairment test, performed in the fourth quarter of fiscal 2014, indicated that the fair value of these reporting units exceeded their respective carrying values by 94%, 182%, 165%, 124% and 193%, respectively. The remaining 6% of total goodwill is spread between two other reporting units. Based on the excess of estimated fair value over carrying value and the absence of any indicators of impairment at September 30, 2014, the Company does not currently anticipate recording a goodwill impairment charge for any of its operating units.
Other Intangible Assets
Intangible assets that have finite useful lives are amortized by the straight-line method over their useful lives ranging from 1.5 to 15 years. Intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. Annually, we evaluate the remaining useful lives of intangible assets not being amortized to determine whether facts and circumstances continue to support an indefinite useful life and review both amortizing and non-amortizing intangible assets for impairment indicators. Based on these reviews, the Company has determined that the indefinite lives assigned to its indefinite lived intangible assets are appropriate and no impairment indicators exist at September 30, 2014.
Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $10.8 million at September 30, 2014 and $13.1 million at June 30, 2014. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.
SME Receivables
The Company continues to pursue collection of certain receivables acquired in connection with the purchase of S.M. Electric Company, Inc. in February 2009. The recorded values at September 30, 2014 include $0.7 million in claim receivables, which represents the Company’s best estimate of the amount to be collected under a claim, and an additional $2.9 million for amounts due under the related contract. Recovering the remaining receivables will require mediation or litigation and the ultimate amount realized may be significantly different than the recorded amounts, which could result in an adjustment to future earnings.
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
Accounting Standards Update 2014-15 (Subtopic 205-40)—Presentation of Financial Statements—Going Concern : Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
On August 27, 2014, the FASB issued ASU 2014-15, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity, and consistency of related disclosures and improve convergence with international financial reporting standards ("IFRSs") (which emphasize management’s responsibility for performing the going-concern assessment). However, the time horizon for the assessment (look-forward period) and the disclosure thresholds under U.S. GAAP and IFRSs will continue to differ. The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter;
early adoption is permitted. We expect to adopt this standard in fiscal 2017.

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
The Storage Solutions segment includes new construction of crude and refined products ASTs, as well as planned and emergency maintenance services. Also included in the Storage Solutions segment is work related to specialty storage tanks including LNG, LIN/LOX, LPG tanks and other specialty vessels including spheres. We also offer AST products including floating roof seals. Finally, the Storage Solutions segment includes balance of plant work in storage terminals and tank farms.
The Industrial segment includes construction and maintenance work in the iron and steel and mining and minerals industries, bulk material handling and fertilizer production facilities, as well as work for clients in other industrial markets.

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Consolidated

Consolidated revenues were $321.7 million for the three months ended September 30, 2014, an increase of $95.5 million, or 42.2%, from consolidated revenues of $226.2 million in the same period in the prior fiscal year. As discussed in Note 2 - Acquisitions, the Company acquired Kvaerner North American Construction, which we refer to as Matrix NAC, in the second quarter of fiscal 2014. Accordingly, first quarter results of fiscal 2015 included $84.6 million of Matrix NAC revenues. Revenues related to this acquisition were not included in the the three months ended September 30, 2013. On a segment basis, consolidated revenues increased in the Industrial, Storage Solutions and Electrical Infrastructure segments by $56.7 million, $25.2 million and $22.8 million respectively, partially offset by a decrease in the Oil Gas & Chemical segment of $9.2 million.

Consolidated gross profit increased from $25.5 million in the three months ended September 30, 2013 to $28.4 million in the three months ended September 30, 2014. Fiscal 2015 gross margins were reduced by 1.8% to 8.8% due to under recovery of construction overhead costs caused primarily by lower than expected revenue. Fiscal 2014 gross margins were 11.3%.

Consolidated SG&A expenses were $19.8 million in the three months ended September 30, 2014 compared to $14.7 million in the same period a year earlier, an increase of $5.1 million, or 34.7%. The increase is primarily attributable to the inclusion of Matrix NAC expenses. SG&A expense as a percentage of revenue decreased to 6.2% in the three months ended September 30, 2014 compared to 6.5% for the three months ended September 30, 2013.

Net interest expense was $0.3 million in the three months ended September 30, 2014 and $0.2 million in the same period a year earlier.

The income tax provision was 43.7% of operating income for the three months ended September 30, 2014 and 37.3% for the three months ended September 30, 2013. Fiscal 2015 results were negatively impacted by a project charge of $3.3 million related to a power generation construction project included in a joint venture ("project charge") in which the Company has a 65% interest. The Company consolidates the joint venture and reports a noncontrolling interest. Accordingly, the Company's operating income includes the noncontrolling interest holder's share of the project loss of $1.2 million for which the Company does not receive a tax benefit. The project charge is discussed further in Note 3 - Uncompleted Contracts.

For the three months ended September 30, 2014, net income attributable to Matrix Service Company and the related fully diluted earnings per share were $5.9 million and $0.22 compared to $6.6 million and $0.25 in the same period a year earlier.

Electrical Infrastructure

Revenues for the Electrical Infrastructure segment increased $22.8 million to $55.7 million in the three months ended September 30, 2014 compared to $32.9 million in the same period a year earlier. The increased revenue volume in the three months ended September 30, 2014 was due to the inclusion of Matrix NAC activity, which was not included in the same period a year earlier, partially offset by lower business volumes in the legacy transmission and distribution business. The project charge reduced gross margins by 10.3% to (0.9%) in the three months ended September 30, 2014. Gross margins were 10.1% in the same period a year earlier. Fiscal 2015 margins were negatively affected by under recovered construction overhead costs primarily due to lower business volumes in the legacy transmission and distribution business.

Oil Gas & Chemical

Revenues for the Oil Gas & Chemical segment decreased to $53.3 million in the three months ended September 30, 2014 compared to $62.5 million in the same period a year earlier. The decrease of $9.2 million, or 14.7%, was primarily due to lower levels of turnaround work. Gross margins decreased to 8.2% in fiscal 2015 from 12.1% in the three months ended September 30, 2013. In fiscal 2015 project execution remained strong, the decline in margins is primarily due to under recovered construction overhead costs. We expect higher margins in this segment for the remainder of fiscal 2015 as work volumes increase leading to a more efficient utilization of construction overhead costs.

Storage Solutions

Revenues for the Storage Solutions segment increased to $133.3 million in the three months ended September 30, 2014 compared to $108.1 million in the same period a year earlier. The increase of $25.2 million, or 23.3%, was primarily due to higher levels of work in our domestic AST business and increased terminal work. The fiscal 2015 gross margin decreased to 10.9% compared to 11.9% in the same period in the prior year. Fiscal 2015 margins were negatively affected by the under recovered construction overhead costs in certain parts of the business due to short-term delays in project start dates.

Industrial

Revenues for the Industrial segment increased to $79.4 million in the three months ended September 30, 2014 compared to $22.7 million in the same period a year earlier. The increase of $56.7 million was primarily due to the inclusion of Matrix NAC activity, which was not included in the same period a year earlier. Gross margins were 12.6% in the three months ended September 30, 2014 compared to 7.8% in the same period a year earlier. The gross margins were higher than expected and primarily due to profit recognized on favorable project completions.
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

The following table provides a summary of changes in our backlog for the three months ended September 30, 2014:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2014	$162,136	$110,217	$482,631	$160,842	$915,826
Project awards	43,560	88,641	188,698	69,618	390,517
Revenue recognized	(55,673)	(53,359)	(133,291)	(79,360)	(321,683)
Backlog as of September 30, 2014	$150,023	$145,499	$538,038	$151,100	$984,660
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

A reconciliation of EBITDA to net income follows:

	Three Months Ended
	September 30, 2014	September 30, 2013
	(In thousands)
Net income attributable to Matrix Service Company	$5,914	$6,552
Interest expense	351	223
Provision for income taxes	3,624	3,904
Depreciation and amortization	5,771	3,720
EBITDA	$15,660	$14,399

FINANCIAL CONDITION AND LIQUIDITY
Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the three months ended September 30, 2014 were cash on hand at the beginning of the fiscal year, capacity under our senior revolving credit facility and cash generated from operations. Cash on hand at September 30, 2014 totaled $72.8 million and availability under the senior revolving credit facility totaled $164.0 million resulting in available liquidity of $236.8 million.

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
The HDB acquisition discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q was funded with cash on hand. The Company believes that the remaining availability under our credit facility, as discussed under the caption "Senior Revolving Credit Facility" included in this Financial Condition and Liquidity section of the Form 10-Q, along with cash on hand and cash generated from operations will provide sufficient liquidity to achieve both our short and long-term business objectives.
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
Cash Flow for the Three Months Ended September 30, 2014
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities for the three months ended September 30, 2014 totaled $5.1 million. The various components of cash flows from operating activities are as follows:

Net Cash Provided by Operating Activities
(In thousands)

Net income	$4,671
Non-cash expenses	6,911
Deferred income tax	(1,994)
Cash effect of changes in operating assets and liabilities	(4,535)
Other	59
Net cash provided by operating activities	$5,112

The cash effect of significant changes in operating assets and liabilities net of the effects from acquisitions include the following:

•	The change in accounts receivable caused a increase in cash of $30.4 million. The positive variance is primarily due to the timing of project billings and collections.

•
The net change in the combined balance of costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs and estimated earnings caused a decrease to cash of $21.5 million at September 30, 2014. The unfavorable variance is primarily attributable to an increase in costs and estimated earnings in excess of billings due to significant cost plus and time and material projects that are billed in arrears.

•	The change in accounts payable resulted in a decrease to cash of $17.5 million. The unfavorable variance is primarily due to lower business volumes and the timing of vendor payments.

•
The change in accrued liabilities resulted in a decrease to cash of $6.6 million. The unfavorable variance is primarily attributable to the payment of short term incentives accrued at June 30, 2014 but paid out during the first quarter ended September 30, 2014.

Cash Flows Used for Investing Activities
Investing activities used $8.8 million of cash in the first three months of fiscal 2015. This was primarily due to the purchase of HDB in the amount of $5.3 million. The HDB acquisition is discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q. Capital expenditures used $3.7 million of cash and proceeds from asset dispositions generated cash of $0.1 million. Capital expenditures consisted primarily of $1.6 million for the purchase of construction equipment, $0.3 million for transportation and fabrication equipment, and $1.8 million for office equipment.
Cash Flows Provided by Financing Activities
Financing activities used $0.3 million of cash in the first three months of fiscal 2015 primarily due to net repayments of $0.3 million from credit facility borrowings and treasury share purchases of $0.9 million, partially offset with $0.2 million of cash received for issuance of stock options and $0.1 million in cash received from employees participating in the Company's employee stock purchase program. The excess tax benefit of exercised stock options and vesting of deferred shares provided $0.7 million of cash. Cash borrowings and repayments for the first three months of fiscal 2015 were $5.8 million and $6.1 million, respectively. Cash borrowings were used for Canadian dollar advances to fund our existing Canadian operations including amounts to settle intercompany cross currency billings and other borrowings to finance our short-term working capital requirements.
Senior Revolving Credit Facility
As noted previously in Note 5 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, the Company has a five-year $200.0 million senior secured revolving credit facility under a credit agreement (the "Credit Agreement") that expires March 13, 2019.
Availability under the senior credit facility at September 30, 2014 and June 30, 2014 was as follows:

	September 30, 2014	June 30, 2014
	(In thousands)
Senior credit facility	$200,000	$200,000
Borrowings outstanding	11,344	11,621
Letters of credit	24,632	23,017
Availability under the senior credit facility	$164,024	$165,362
Outstanding borrowings at September 30, 2014 included advances used for Canadian dollar advances to fund our existing Canadian operations including amounts to settle intercompany cross currency billings and other borrowings to finance our short-term working capital requirements.

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
Stock Repurchase Program and Treasury Shares
Treasury Shares
On November 4, 2014 the Board of Directors approved a stock buyback program that replaces the program that had been in place since November 2012. The new program, which expires on December 31, 2016, allows the Company to purchase up to $25.0 million of common shares annually if sufficient liquidity exists and management believes the shares are undervalued relative to the Company's peers. The annual share limitation is applied on a calendar year basis. The cumulative shares repurchased cannot exceed 2,653,399, which represents ten percent of the shares outstanding at the approval date.
In addition to the stock buyback program, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix withheld 33,304 shares in the first three months of fiscal 2015 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares.
The Company has 1,372,446 treasury shares as of September 30, 2014 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

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
These statements are based on certain assumptions and analyses we made in light of our experience and our historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in our Form 10-K for the fiscal year ended June 30, 2014 and listed from time to time in our filings with the Securities and Exchange Commission;

•	the inherently uncertain outcome of current and future litigation;

•	the adequacy of our reserves for contingencies;

•	economic, market or business conditions in general and in the oil, gas, power and mining and minerals industries in particular;

•	changes in laws or regulations; and

•	other factors, many of which are beyond our control.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in market risk faced by us from those reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the Securities and Exchange Commission. For more information on market risk, see Part II, Item 7A in our fiscal 2014 Annual Report on Form 10-K.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2014.
We completed the acquisition of Matrix NAC effective December 21, 2013. We are in the process of assessing and, to the extent necessary, making changes to the internal control over financial reporting of Matrix NAC to conform such internal control to that used on our other operations. However, we are not yet required to evaluate, and have not yet fully evaluated, changes in Matrix NAC's internal control over financial reporting. Subject to the foregoing, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended September 30, 2014.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to a number of legal proceedings. We believe that the nature and number of these proceedings are typical for a company of our size engaged in our type of business and that none of these proceedings will result in a material effect on our business, results of operations, financial condition, cash flows or liquidity.
Item 1A. Risk Factors
There were no material changes in our Risk Factors from those reported in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases made by the Company of its common stock during the first quarter of fiscal year 2015.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (C)
July 1 to July 31, 2014
Share Repurchase Program (A)	—	—	—	2,113,497
Employee Transactions (B)	—	—	—
August 1 to August 31, 2014
Share Repurchase Program (A)	—	—	—	2,113,497
Employee Transactions (B)	33,304	$27.42	—
September 1 to September 30, 2014
Share Repurchase Program (A)	—	—	—	2,113,497
Employee Transactions (B)	—	—	—

(A)	Represents shares purchased under our stock buyback program.

(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

(C)
On November 4, 2014 the Board of Directors approved a stock buyback program that replaces the program that had been in place since November 2012. The new program, which expires on December 31, 2016, allows the Company to purchase up to $25.0 million annually of common shares if sufficient liquidity exist and management believes the shares are undervalued relative the Company's peers. The annual share limitation is applied on a calendar year basis. The shares included in this column represent the maximum number of shares that were available to be purchased under the plan that existed at September 30, 2014.

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
Item 5. Other Information
None
Item 6. Exhibits:

Exhibit 10.1
Separation Agreement between Matthew J. Petrizzo and the Company (Exhibit 10.23 to the Company's Annual Report on Form 10-K (File No. 1-15461) filed September 8, 2014, is hereby incorporated by reference).

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

MATRIX SERVICE COMPANY

Date:	November 6, 2014	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer

EXHIBIT INDEX

Exhibit 10.1
Separation Agreement between Matthew J. Petrizzo and the Company (Exhibit 10.23 to the Company's Annual Report on Form 10-K (File No. 1-15461) filed September 8, 2014, is hereby incorporated by reference).

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