Form 10-Q
period 2014-12-31
MATRIX SERVICE CO
filed 2015-02-06
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2014

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 30, 2015 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,710,693 shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Revenues	$342,880	$310,998	$664,563	$537,215
Cost of revenues	326,925	276,848	620,229	477,589
Gross profit	15,955	34,150	44,334	59,626
Selling, general and administrative expenses	19,626	19,333	39,458	34,047
Operating income	(3,671)	14,817	4,876	25,579
Other income (expense):
Interest expense	(300)	(351)	(652)	(574)
Interest income	308	8	350	13
Other	(28)	(68)	29	(156)
Income (loss) before income tax expense	(3,691)	14,406	4,603	24,862
Provision for federal, state and foreign income taxes	1,155	4,095	4,779	7,999
Net income (loss)	(4,846)	10,311	(176)	16,863
Less: Net income (loss) attributable to noncontrolling interest	(8,132)	5	(9,376)	5
Net income attributable to Matrix Service Company	$3,286	$10,306	$9,200	$16,858

Basic earnings per common share	$0.12	$0.39	$0.35	$0.64
Diluted earnings per common share	$0.12	$0.38	$0.34	$0.63
Weighted average common shares outstanding:
Basic	26,600	26,245	26,535	26,180
Diluted	27,156	26,884	27,154	26,772
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Net income (loss)	$(4,846)	$10,311	$(176)	$16,863
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,501)	(477)	(3,271)	(175)
Comprehensive income (loss)	(6,347)	9,834	(3,447)	16,688
Less: Comprehensive income (loss) attributable to noncontrolling interest	(8,132)	5	(9,376)	5
Comprehensive income attributable to Matrix Service Company	$1,785	$9,829	$5,929	$16,683
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	December 31, 2014	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$68,568	$77,115
Accounts receivable, less allowances (December 31, 2014— $563 and June 30, 2014—$204)	215,142	204,692
Costs and estimated earnings in excess of billings on uncompleted contracts	69,573	73,008
Deferred income taxes	6,262	5,994
Inventories	3,013	3,045
Income taxes receivable	6,165	2,797
Other current assets	7,321	8,897
Total current assets	376,044	375,548
Property, plant and equipment at cost:
Land and buildings	31,783	31,737
Construction equipment	85,966	82,745
Transportation equipment	45,098	42,087
Office equipment and software	27,145	26,026
Construction in progress	7,077	9,892
	197,069	192,487
Accumulated depreciation	(109,844)	(103,315)
	87,225	89,172
Goodwill	72,212	69,837
Other intangible assets	26,797	28,676
Other assets	3,804	5,699
Total assets	$566,082	$568,932

See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	December 31, 2014	June 30, 2014
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$93,154	$111,863
Billings on uncompleted contracts in excess of costs and estimated earnings	127,614	108,440
Accrued wages and benefits	25,207	36,226
Accrued insurance	8,437	8,605
Income taxes payable	2,013	—
Other accrued expenses	9,334	4,727
Total current liabilities	265,759	269,861
Deferred income taxes	6,740	5,167
Borrowings under senior credit facility	11,789	11,621
Total liabilities	284,288	286,649
Commitments and contingencies
Stockholders’ equity:
Matrix Service Company stockholders' equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of December 31, 2014, and June 30, 2014	279	279
Additional paid-in capital	119,852	119,777
Retained earnings	186,437	177,237
Accumulated other comprehensive loss	(3,453)	(182)
	303,115	297,111
Less: Treasury stock, at cost— 1,193,039 shares as of December 31, 2014, and 1,453,770 shares as of June 30, 2014	(13,712)	(16,595)
Total Matrix Service Company stockholders’ equity	289,403	280,516
Noncontrolling interest	(7,609)	1,767
Total stockholders' equity	281,794	282,283
Total liabilities and stockholders’ equity	$566,082	$568,932

See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	December 31, 2014	December 31, 2013
Operating activities:
Net income (loss)	$(176)	$16,863
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	11,540	7,551
Deferred income tax	1,011	(2,102)
Gain on sale of property, plant and equipment	(120)	(57)
Provision for uncollectible accounts	451	(36)
Stock-based compensation expense	3,168	2,515
Excess tax benefit of exercised stock options and vesting of deferred shares	(1,731)	1,069
Other	118	100
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects from acquisitions:
Accounts receivable	(9,243)	11,665
Costs and estimated earnings in excess of billings on uncompleted contracts	3,435	(4,835)
Inventories	32	(159)
Other assets and liabilities	3,247	(123)
Accounts payable	(19,429)	32,712
Billings on uncompleted contracts in excess of costs and estimated earnings	19,174	(9,525)
Accrued expenses	(6,099)	(5,174)
Net cash provided by operating activities	5,378	50,464
Investing activities:
Acquisition of property, plant and equipment	(7,711)	(11,965)
Acquisition (Note 2)	(5,551)	(51,398)
Proceeds from asset sales	290	326
Net cash used by investing activities	$(12,972)	$(63,037)

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	December 31, 2014	December 31, 2013
Financing activities:
Issuances of common stock	$364	$602
Excess tax benefit of exercised stock options and vesting of deferred shares	1,731	6
Advances under credit agreement	9,272	33,318
Repayments of advances under credit agreement	(9,104)	(10,127)
Proceeds received for treasury shares sold to Employee Stock Purchase Plan	134	38
Treasury shares purchased from employees to satisfy tax withholding obligations	(2,439)	(1,638)
Net cash provided (used) by financing activities	(42)	22,199
Effect of exchange rate changes on cash	(911)	(84)
Net increase (decrease) in cash and cash equivalents	(8,547)	9,542
Cash and cash equivalents, beginning of period	77,115	63,750
Cash and cash equivalents, end of period	$68,568	$73,292
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$5,905	$6,812
Interest	$748	$462
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$185	$1,079

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Non-Controlling Interest	Total
Balances, June 30, 2014	$279	$119,777	$177,237	$(16,595)	$(182)	$1,767	$282,283
Net income (loss)	—	—	9,200	—	—	(9,376)	(176)
Other comprehensive loss	—	—	—	—	(3,271)	—	(3,271)
Exercise of stock options (42,450 shares)	—	(287)	—	651	—	—	364
Tax effect of exercised stock options and vesting of deferred shares	—	1,731	—	—	—	—	1,731
Issuance of deferred shares (314,003 shares)	—	(4,584)	—	4,584	—	—	—
Treasury shares sold to Employee Stock Purchase Plan (4,972 shares)	—	47	—	87	—	—	134
Treasury shares purchased to satisfy tax withholding obligations (100,694 shares)	—	—	—	(2,439)	—	—	(2,439)
Stock-based compensation expense	—	3,168	—	—	—	—	3,168
Balances, December 31, 2014	$279	$119,852	$186,437	$(13,712)	$(3,453)	$(7,609)	$281,794

Balances, June 30, 2013	$279	$118,190	$141,427	$(21,961)	$227	$—	$238,162
Net income	—	—	16,858	—	—	5	16,863
Other comprehensive loss	—	—	—	—	(175)	—	(175)
Consolidated joint venture included in acquisition (Note 2)	—	—	—	—	—	700	700
Exercise of stock options (55,600 shares)	—	(376)	—	978	—	—	602
Tax effect of exercised stock options and vesting of deferred shares	—	1,075	—	—	—	—	1,075
Issuance of deferred shares (247,856 shares)	—	(4,361)	—	4,361	—	—	—
Treasury shares sold to Employee Stock Purchase Plan (2,152 shares)	—	—	—	38	—	—	38
Treasury shares purchased to satisfy tax withholding obligations (75,533 shares)	—	—	—	(1,638)	—	—	(1,638)
Stock-based compensation expense	—	2,515	—	—	—	—	2,515
Balances, December 31, 2013	$279	$117,043	$158,285	$(18,222)	$52	$705	$258,142
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
Accounting Standards Update 2014-08 (Topics 205 and 360), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

On April 10, 2014, the FASB issued ASU 2014-08, " Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" which amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. The FASB issued the ASU to provide additional information and to make it more difficult for a disposal transaction to qualify as a discontinued operation (since the FASB believes that too many disposal transactions were qualifying as discontinued operations under the old definition). Under the previous guidance in ASC 205-20-45-1, the results of operations of a component of an entity were classified as a discontinued operation if all of the following conditions were met:
• "The component “has been disposed of or is classified as held for sale.”
• “The operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction.”
• “The entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.”
The new guidance eliminates the second and third criteria above and instead requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. The ASU also expands the scope of ASC 205-20 to disposals of equity method investments and businesses that, upon initial acquisition, qualify as held for sale.The ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. The Company adopted this standard as of January 1, 2015. The adoption of this standard did not have a material impact on our consolidated financial statements.
Accounting Standards Update 2014-15 (Subtopic 205-40)—Presentation of Financial Statements—Going Concern : Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
On August 27, 2014, the FASB issued ASU 2014-15, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity, and consistency of related disclosures and improve convergence with international financial reporting standards ("IFRSs") (which emphasize management’s responsibility for performing the going-concern assessment). However, the time horizon for the assessment (look-forward period) and the disclosure thresholds under U.S. GAAP and IFRSs will continue to differ. The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter;
early adoption is permitted. We expect to adopt this standard in fiscal 2017.
Note 2 – Acquisitions
Purchase of HDB Ltd. Limited Partnership
On August 22, 2014 the Company purchased substantially all of the assets of HDB Ltd. Limited Partnership ("HDB"). HDB, headquartered in Bakersfield, California provides construction, fabrication and turnaround services to energy companies throughout California’s central valley. The acquisition advances a strategic goal of the Company to expand into the upstream energy market. The acquisition purchase price was $5.6 million and was funded with cash on hand. Commencing on August 22, 2014, HDB's operating results are included in the Oil Gas & Chemical Segment.
The purchase price was allocated to the major categories of assets and liabilities based on their estimated fair value at the acquisition date. The following table summarizes the preliminary purchase price allocation (in thousands):

Current assets	$1,658
Property, plant and equipment	1,001
Tax deductible goodwill	3,054
Other intangible assets	900
Total assets acquired	6,613
Current liabilities	1,062
Net assets acquired	$5,551
All of the recorded goodwill from the HDB acquisition is tax deductible. The operating data related to this acquisition was not material.

Purchase of Kvaerner North American Construction
Effective as of December 21, 2013, the Company acquired 100% of the stock and voting rights of Kvaerner North American Construction Ltd. and substantially all of the assets of Kvaerner North American Construction Inc,. together referenced as "KNAC". The businesses are now known as Matrix North American Construction Ltd. and Matrix North American Construction, Inc., together referenced as "Matrix NAC". Matrix NAC is a premier provider of maintenance and capital construction services to power generation, integrated iron and steel, and industrial process facilities. The acquisition significantly expanded the Company's presence in the Electrical Infrastructure and Industrial Segments, and to a lesser extent, the Oil Gas & Chemical segment.
The Company purchased KNAC for $88.3 million. The acquisition was funded through a combination of cash-on-hand and borrowings under our senior revolving credit facility. The purchase price was allocated to the major categories of assets and liabilities based on their estimated fair value at the acquisition date. The following table summarizes the purchase price allocation (in thousands):

Current assets	$83,575
Property, plant and equipment	11,377
Goodwill	39,295
Other intangible assets	24,009
Total assets acquired	158,256
Current liabilities	68,115
Deferred income taxes	1,179
Noncontrolling interest of consolidated joint venture	700
Net assets acquired	88,262
Cash acquired	36,655
Net purchase price	$51,607
Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. This acquisition generated $39.3 million of goodwill, of which $28.5 million is tax deductible.
The equity in consolidated joint venture represents the acquired equity in KVPB Power Partners. KVPB Power Partners was subsequently renamed to MXPB Power Partners (the "Joint Venture"). The Joint Venture was formed by Kvaerner North American Construction Inc. and an engineering firm to engineer and construct a combined cycle power plant in Dover, Delaware. The Company holds a 65% voting and economic interest in the Joint Venture. The total acquired equity of the Joint Venture was $2.0 million of which the Company's portion was approximately $1.3 million and the other party owns a non-controlling interest of $0.7 million. At December 31, 2014, the noncontrolling interest holder's share of the equity of the Joint Venture was a negative $7.6 million. The Company's share at December 31, 2014 was a negative $14.1 million.
The unaudited financial information in the table below for the three and six months ended December 30, 2013 is presented on a pro forma basis, as though Matrix Service Company and Matrix NAC had been combined as of July 1, 2012. The pro forma earnings for the three and six months ended December 31, 2013 were adjusted to include incremental amortization expense of $1.1 million and $2.1 million, respectively, and depreciation expense of $0.6 million and $1.2 million, respectively.

	Three Months Ended	Six Months Ended
	December 31, 2013	December 31, 2013
	(pro forma)
	(In thousands, except per share data)
Revenues	$395,600	$671,832
Net income attributable to Matrix Service Company	$12,422	$19,834
Basic earnings per common share	$0.47	$0.76
Diluted earnings per common share	$0.46	$0.74

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

	December 31, 2014	June 30, 2014
	(in thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$1,649,633	$1,435,242
Billings on uncompleted contracts	1,707,674	1,470,674
	$(58,041)	$(35,432)
Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$69,573	$73,008
Billings on uncompleted contracts in excess of costs and estimated earnings	127,614	108,440
	$(58,041)	$(35,432)
Progress billings in accounts receivable at December 31, 2014 and June 30, 2014 included retentions to be collected within one year of $28.2 million and $30.0 million, respectively. Contract retentions collectible beyond one year are included in Other Assets on the Condensed Consolidated Balance Sheet and totaled $2.5 million at December 31, 2014 and $4.3 million at June 30, 2014.

Other
In the three month and six months ended December 31, 2014, our results of operations were materially impacted by charges resulting from a change in estimate related to an acquired EPC joint venture project in the Electrical Infrastructure segment, as described in Note 2 - Acquisitions. The charges resulted in a reduction to operating income of $22.9 million and $26.2 million and an after-tax reduction of $7.9 million and $9.0 million to net income attributable to Matrix Service Company for the three and six months ended December 31, 2014, respectively. At December 31, 2014, the project was approximately 74% complete. The Company expects the project to be completed by the end of the current fiscal year. The change in estimate was driven primarily by delays, technical impacts, and additional work that has compressed the Company's delivery schedule obligations. The charges reflect management's best estimate of the total contract revenues to be recognized and total costs at completion.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Intangible Assets Including Goodwill
Goodwill
The changes in the carrying value of goodwill by segment are as follows:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Goodwill	$60,896	$13,943	$10,949	$9,049	$94,837
Cumulative impairment loss (1)	(17,653)	(3,000)	(922)	(3,425)	(25,000)
Net balance at June 30, 2014	43,243	10,943	10,027	5,624	69,837
Acquisition related adjustment	164	—	—	55	219
Acquisition of HDB (2)	—	3,054	—	—	3,054
Translation adjustment (3)	(521)	—	(203)	(174)	(898)
Net balance at December 31, 2014	$42,886	$13,997	$9,824	$5,505	$72,212

(1)	A $25.0 million impairment charge was recorded in February 2005 as a result of the Company’s operating performance in fiscal 2005.

(2)	Amount represents goodwill in connection with the Company's acquisition of HDB. The acquisition is discussed further in Note 2 - Acquisitions.

(3)
The translation adjustments relate to the periodic translation of Canadian Dollar denominated goodwill recorded as a part of a prior Canadian acquisition as well as the periodic translation of the Canadian entity acquired with the purchase of KNAC. The acquisition of KNAC is discussed further in Note 2 - Acquisitions.

Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At December 31, 2014
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 15	$2,460	$(1,003)	$1,457
Customer based	1.5 to 15	28,168	(5,090)	23,078
Non-compete agreements	3 to 5	1,353	(657)	696
Trade names	3 to 5	1,615	(49)	1,566
Total amortizing intangible assets		33,596	(6,799)	26,797

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
The increase in the gross carrying amount of other intangible assets at December 31, 2014 compared to June 30, 2014 is due to the August 22, 2014 acquisition of HDB. The HDB intangible asset consists of amortizing customer-based intangibles with a fair value of $0.9 million and useful life of 10 years. Please refer to Note 2 - Acquisitions for additional information.
Effective December 31, 2014, the Company redesignated a trade name with a value of $1.4 million from an indefinite lived to a definite lived intangible asset and assigned a useful life of three years. The change in designation was an impairment indicator. The Company conducted an impairment analysis and concluded that no impairment existed.
Amortization expense totaled $2.4 million in the six months ended December 31, 2014 and $0.5 million in the six months ended December 31, 2013. We estimate that the remaining amortization expense at 12/31/2014 will be as follows (in thousands):

Period ending:
Remainder of Fiscal 2015	$2,584
Fiscal 2016	3,375
Fiscal 2017	3,291
Fiscal 2018	2,950
Fiscal 2019	2,583
Thereafter	12,014
Total estimated remaining amortization expense at 12/31/2014	26,797
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
The Unused Credit Facility Fee is between 0.20% and 0.35% based on the Senior Leverage Ratio.

The Credit Agreement includes a Senior Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended December 31, 2014, Consolidated EBITDA, as defined in the Credit Agreement, was $75.3 million. Accordingly, at December 31, 2014, there was a restriction on our ability to access the full amount of the credit facility. Consolidated Funded Indebtedness at December 31, 2014 was $34.2 million.
Availability under the senior credit facility was as follows:

	December 31, 2014	June 30, 2014
	(In thousands)
Senior credit facility	$200,000	$200,000
Capacity constraint due to the Senior Leverage Ratio	11,818	—
Capacity under the credit facility	188,182	200,000
Borrowings outstanding	11,789	11,621
Letters of credit	30,526	23,017
Availability under the senior credit facility	$145,867	$165,362
Outstanding borrowings at December 31, 2014 under our Credit Agreement were used primarily for Canadian dollar advances required for short term working capital, including cross-border purchases of materials and services.
At December 31, 2014, the Company is in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.
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
The effective tax rate was (31.3)% and 103.8% for the three and six months ended December 31, 2014, respectively. The primary reason for the significant variation between the Company's effective tax rate and the statutory tax rate is due to charges the Company took in connection with an acquired EPC joint venture project, as described in Note 3 - Uncompleted Contracts.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company consolidates the joint venture and reports a noncontrolling interest. Accordingly, the Company does not receive a tax benefit for the noncontrolling interest holder's share of the project loss.
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
Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $9.6 million at December 31, 2014 and $13.1 million at June 30, 2014. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.
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
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(In thousands, except per share data)
Basic EPS:
Net income attributable to Matrix Service Company	$3,286	$10,306	$9,200	$16,858
Weighted average shares outstanding	26,600	26,245	26,535	26,180
Basic EPS	$0.12	$0.39	$0.35	$0.64
Diluted EPS:
Weighted average shares outstanding – basic	26,600	26,245	26,535	26,180
Dilutive stock options	115	168	131	157
Dilutive nonvested deferred shares	441	471	488	435
Diluted weighted average shares	27,156	26,884	27,154	26,772
Diluted EPS	$0.12	$0.38	$0.34	$0.63

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(In thousands)
Nonvested deferred shares	123	4	227	2

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
The Storage Solutions segment includes new construction of crude and refined products aboveground storage tanks (“ASTs”), as well as planned and emergency maintenance services. Also included in the Storage Solutions segment is work related to specialty storage tanks, including liquefied natural gas (“LNG”), liquid nitrogen/liquid oxygen (“LIN/LOX”), liquid petroleum (“LPG”) tanks and other specialty vessels, including spheres. We also offer AST products including floating roof seals. Finally, the Storage Solutions segment includes balance of plant work in storage terminals and tank farms.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Results of Operations
(In thousands)

	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Gross revenues
Electrical Infrastructure	$58,533	$37,180	$114,206	$70,057
Oil Gas & Chemical	76,419	62,121	130,618	124,913
Storage Solutions	129,987	180,655	263,337	289,201
Industrial	79,972	31,130	159,332	53,821
Total gross revenues	$344,911	$311,086	$667,493	$537,992
Less: Inter-segment revenues
Electrical Infrastructure	$—	$—	$—	$—
Oil Gas & Chemical	962	10	1,802	307
Storage Solutions	182	78	241	470
Industrial	887	—	887	—
Total inter-segment revenues	$2,031	$88	$2,930	$777
Consolidated revenues
Electrical Infrastructure	$58,533	$37,180	$114,206	$70,057
Oil Gas & Chemical	75,457	62,111	128,816	124,606
Storage Solutions	129,805	180,577	263,096	288,731
Industrial	79,085	31,130	158,445	53,821
Total consolidated revenues	$342,880	$310,998	$664,563	$537,215
Gross profit (loss)
Electrical Infrastructure	$(16,058)	$3,854	$(16,547)	$7,184
Oil Gas & Chemical	7,352	6,686	11,738	14,217
Storage Solutions	14,231	19,788	28,749	32,625
Industrial	10,430	3,822	20,394	5,600
Total gross profit	$15,955	$34,150	$44,334	$59,626
Operating income (loss)
Electrical Infrastructure	$(18,522)	$860	$(22,178)	$2,160
Oil Gas & Chemical	2,682	2,407	3,260	5,670
Storage Solutions	6,627	10,760	13,730	16,592
Industrial	5,542	790	10,064	1,157
Total operating income	$(3,671)	$14,817	$4,876	$25,579

Total assets by segment were as follows:

	December 31, 2014	June 30, 2014
Electrical Infrastructure	$113,071	$120,264
Oil Gas & Chemical	79,843	72,406
Storage Solutions	200,391	200,493
Industrial	99,084	105,049
Unallocated assets	73,693	70,720
Total segment assets	$566,082	$568,932

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
Goodwill
The Company has five significant reporting units with goodwill representing 59%, 12%, 8%, 8% and 6% of the total goodwill balance. Our most recent annual goodwill impairment test, performed in the fourth quarter of fiscal 2014, indicated that the fair value of these reporting units exceeded their respective carrying values by 94%, 182%, 124%, 165% and 193%, respectively. The remaining 6% of total goodwill is spread between two other reporting units. Based on the excess of estimated fair value over carrying value and the absence of any indicators of impairment at December 31, 2014, the Company does not currently anticipate recording a goodwill impairment charge for any of its operating units.
Other Intangible Assets
Intangible assets that have finite useful lives are amortized by the straight-line method over their useful lives ranging from 1.5 to 15 years. Intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. Annually, we evaluate the remaining useful lives of intangible assets not being amortized to determine whether facts and circumstances continue to support an indefinite useful life and review both amortizing and non-amortizing intangible assets for impairment indicators. Based on these reviews, effective December 31, 2014 the Company redesignated a trade name with a value of $1.4 million from an indefinite lived to a definite lived intangible asset and assigned a useful life of three years. The change in designation was an impairment indicator. The Company conducted an impairment analysis and concluded that no impairment existed. Excluding the redesignated trade name discussed above, the Company determined that no other impairment indicators existed at December 31, 2014.
Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $9.6 million at December 31, 2014 and $13.1 million at June 30, 2014. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.
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
Accounting Standards Update 2014-08 (Topics 205 and 360), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
On April 10, 2014, the FASB issued ASU 2014-08, " Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" which amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. The FASB issued the ASU to provide additional information and to make it more difficult for a disposal transaction to qualify as a discontinued operation (since the FASB believes that too many disposal transactions were qualifying as discontinued operations under the old definition). Under the previous guidance in ASC 205-20-45-1, the results of operations of a component of an entity were classified as a discontinued operation if all of the following conditions were met:
• "The component “has been disposed of or is classified as held for sale.”
• “The operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction.”
• “The entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.”
The new guidance eliminates the second and third criteria above and instead requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. The ASU also expands the scope of ASC 205-20 to disposals of equity method investments and businesses that, upon initial acquisition, qualify as held for sale.The ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. The Company adopted this standard as of January 1, 2015. The adoption of this standard did not have a material impact on our consolidated financial statements.
Accounting Standards Update 2014-15 (Subtopic 205-40)—Presentation of Financial Statements—Going Concern : Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
On August 27, 2014, the FASB issued ASU 2014-15, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statement. Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity, and consistency of related disclosures and improve convergence with international financial reporting standards ("IFRSs") (which emphasize management’s responsibility for performing the going-concern assessment). However, the time horizon for the assessment (look-forward period) and the disclosure thresholds under U.S. GAAP and IFRSs will continue to differ. The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted. We expect to adopt this standard in fiscal 2017.
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

Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013

Consolidated

Consolidated revenues were $342.9 million for the three months ended December 31, 2014, an increase of $31.9 million, or 10.3%, from consolidated revenues of $311.0 million in the same period in the prior fiscal year. As discussed in Note 2 - Acquisitions, the Company acquired Kvaerner North American Construction, which we refer to as Matrix NAC, late in the second quarter of fiscal 2014. Therefore, the impact to fiscal 2014 revenue was not significant. The revenue increase is primarily attributable to the inclusion of a full quarter of Matrix NAC revenue in fiscal 2015. On a segment basis, consolidated revenues increased in the Industrial, Electrical Infrastructure and Oil Gas & Chemical segments by $48.0 million, $21.3 million and $13.4 million respectively, partially offset by a decrease in the Storage Solutions segment of $50.8 million.

Consolidated gross profit was $16.0 million in the three months ended December 31, 2014 compared to $34.2 million in the three months ended December 31, 2013. Fiscal 2015 gross margins were reduced 6.7% to 4.7% due to an acquired EPC joint venture project charge of $22.9 million, as described in Note 3 - Uncompleted Contracts. Fiscal 2014 gross margins were 11.0%.

Consolidated SG&A expenses were $19.6 million in the three months ended December 31, 2014 compared to $19.3 million in the same period a year earlier. SG&A expense as a percentage of revenue decreased to 5.7% in the three months ended December 31, 2014 compared to 6.2% for the three months ended December 31, 2013.

Interest expense was $0.3 million in the three months ended December 31, 2014, and $0.4 million in the three months ended December 31, 2013. Fiscal 2015 results include $0.3 million of interest income attributable to an award received due to the settlement of a customer dispute.

The Company consolidates the joint venture described in Note 2 - Acquisitions, and reports a noncontrolling interest. Accordingly, the Company's operating income includes the noncontrolling interest holder's share of the acquired EPC project loss for which the Company does not receive a tax benefit.

The table below reflects the Company's effective tax rate exclusive of the noncontrolling interest for the three months ended December 31, 2014 and December 31, 2013:

	Three Months Ended
	December 31, 2014	December 31, 2013
	(In thousands)
Income (loss) before income tax expense	$(3,691)	$14,406
Less: Loss attributable to the noncontrolling interest	8,132	—
Pretax income attributable to Matrix Service Company	$4,441	$14,406
Provision for federal, state and foreign income taxes	$1,155	$4,095
Effective tax rate exclusive of noncontrolling interest	26.0%	28.4%

The fiscal 2015 effective tax rate includes an additional tax benefit of $0.8 million from the reinstatement of the R&D tax credit through calendar year 2014. For the three months ended December 31, 2013, the Company received a tax benefit of $1.7 million as the result of an increase in the estimated R&D tax credit.

For the three months ended December 31, 2014, net income attributable to Matrix Service Company and the related fully diluted earnings per share were $3.3 million and $0.12 compared to $10.3 million and $0.38 in the same period a year earlier.

Electrical Infrastructure

Revenues for the Electrical Infrastructure segment increased $21.3 million to $58.5 million in the three months ended December 31, 2014 compared to $37.2 million in the same period a year earlier. The increased revenue volume in the three months ended December 31, 2014 was due to the inclusion of a full quarter of Matrix NAC activity and favorable volumes in our legacy transmission and distribution business. The acquired EPC joint venture project charge reduced gross margins by 39.3% to (27.4%) in the three months ended December 31, 2014. Gross margins were 10.4% in the same period a year earlier. The acquired EPC joint venture project is a loss project which requires recognition of the entire estimated loss. Therefore, all future revenues associated with this project will be recognized with zero margin that will negatively impact margins in this segment until project completion, which is expected to occur in late fiscal 2015.

Oil Gas & Chemical

Revenues for the Oil Gas & Chemical segment increased to $75.5 million in the three months ended December 31, 2014 compared to $62.1 million in the same period a year earlier. The increase of $13.4 million, or 21.6%, was primarily due to higher levels of maintenance and routine capital work. Gross margins decreased to 9.7% in fiscal 2015 from 10.8% in the three months ended December 31, 2013. Project execution remained strong in the second quarter of fiscal 2015. Although improved from the first quarter, the under recovery of construction overhead costs continued to negatively impact margins in this segment. We expect higher margins in this segment for the remainder of fiscal 2015 as work volumes increase leading to a more efficient utilization of construction overhead costs.

Storage Solutions

Revenues for the Storage Solutions segment decreased to $129.8 million in the three months ended December 31, 2014 compared to $180.6 million in the same period a year earlier. The revenue attributable to aboveground storage tank work is consistent with prior year volumes. The decline is primarily due to a significant spike in terminal balance of plant work in the prior period. Gross margins were 11.0% for fiscal 2015 and fiscal 2014. The prior year gross margins were reduced by 2.6% due to a project charge of $4.4 million.

Industrial

Revenues for the Industrial segment increased to $79.1 million in the three months ended December 31, 2014 compared to $31.1 million in the same period a year earlier. The increase of $48.0 million was primarily due to the inclusion of a full quarter of Matrix NAC activity. Gross margins were 13.2% in the three months ended December 31, 2014 compared to 12.3% in the same period a year earlier. Fiscal 2015 gross margins were positively impacted by a favorable settlement with a customer.

Six Months Ended December 31, 2014 Compared to the Six Months Ended December 31, 2013
Consolidated

Consolidated revenues were $664.6 million for the six months ended December 31, 2014, an increase of $127.4 million, or 23.7%, from consolidated revenues of $537.2 million in the same period in the prior fiscal year. As discussed in Note 2 - Acquisitions, the Company acquired Kvaerner North American Construction, which we refer to as Matrix NAC, late in the second quarter of fiscal 2014. Therefore, the impact to fiscal 2014 revenue was not significant. The revenue increase is primarily attributable to the inclusion of six months of Matrix NAC revenue in fiscal 2015. On a segment basis, consolidated revenues increased in the Industrial, Electrical Infrastructure and Oil Gas & Chemical segments by $104.7 million, $44.1 million and $4.2 million respectively, partially offset by a decrease in the Storage Solutions segment of $25.6 million.

Consolidated gross profit was $44.3 million in the six months ended December 31, 2014 compared to $59.6 million in the six months ended December 31, 2013. Fiscal 2015 gross margins were reduced by 4.4% to 6.7% related to an acquired EPC joint venture project charge of $26.2 million. Fiscal 2014 gross margins were 11.1%.

Consolidated SG&A expenses were $39.5 million in the six months ended December 31, 2014 compared to $34.0 million in the same period a year earlier. The increase of $5.5 million, or 16.2%, is primarily attributable to increased business volumes. SG&A expense as a percentage of revenue was 5.9% in the six months ended December 31, 2014 compared to 6.3% in the same period a year earlier.

Interest expense was $0.7 million in the six months ended December 31, 2014, and $0.6 million in the six months ended December 31, 2013. Fiscal 2015 results include $0.3 million of interest income attributable to an award received due to the settlement of a customer dispute.

The Company consolidates the joint venture described in Note 2 - Acquisitions, and reports a noncontrolling interest. Accordingly, the Company's operating income includes the noncontrolling interest holder's share of the acquired EPC project loss for which the Company does not receive a tax benefit.

The table below reflects the Company's effective tax rate exclusive of the noncontrolling interest for the six months ended December 31, 2014 and December 31, 2013:

	Six Months Ended
	December 31, 2014	December 31, 2013
	(In thousands)
Income before income tax expense	$4,603	$24,862
Less: Loss attributable to the noncontrolling interest	9,376	—
Pretax income attributable to Matrix Service Company	$13,979	$24,862
Provision for federal, state and foreign income taxes	$4,779	$7,999
Effective tax rate exclusive of noncontrolling interest	34.2%	32.2%

The fiscal 2015 effective tax rate includes an additional tax benefit of $0.8 million from the reinstatement of the R&D tax credit through calendar year 2014. For the six months ended December 31, 2013, the Company received a tax benefit of $1.7 million as the result of an increase in the estimated R&D tax credit.

For the six months ended December 31, 2014, net income attributable to Matrix Service Company and the related fully diluted earnings per share were $9.2 million and $0.34 compared to $16.9 million and $0.63 in the same period a year earlier.

Electrical Infrastructure

Revenues for the Electrical Infrastructure segment increased $44.1 million to $114.2 million in the six months ended December 31, 2014 compared to $70.1 million in the same period a year earlier. The increased revenue volume in the six months ended December 31, 2014 was primarily due to the inclusion of Matrix NAC activity and favorable volumes in our legacy transmission and distribution business. The acquired EPC joint venture project charge reduced gross margins by 25.1% to (14.5%) in the six months ended December 31, 2014. Gross margins were 10.3% in the same period a year earlier. The acquired EPC joint venture project is a loss project which requires recognition of the entire estimated loss. Therefore, all future revenues associated with this project will be recognized with zero margin that will negatively impact margins in this segment until project completion, which is expected to occur in late fiscal 2015.

Oil Gas & Chemical

Revenues for the Oil Gas & Chemical segment increased to $128.8 million in the six months ended December 31, 2014 compared to $124.6 million in the same period a year earlier. The increase of $4.2 million was primarily due to higher levels of maintenance and routine capital work. Gross margins were 9.1% in the six months ended December 31, 2014 compared to 11.4% a year earlier. Project execution remained strong in fiscal 2015. Although the recovery of overhead improved in the second quarter, year to date results were negatively affected by under recovered construction overhead costs. We expect higher margins in this segment for the remainder of fiscal 2015 as work volumes increase leading to a more efficient utilization of construction overhead costs.

Storage Solutions

Revenues for the Storage Solutions segment decreased to $263.1 million in the six months ended December 31, 2014 compared to $288.7 million in the same period a year earlier. The decline is primarily due to a significant spike in terminal balance of plant work in the prior period, partially offset by higher revenue attributable to aboveground storage tank work in the current period, which has increased across the business. Fiscal 2015 gross margins were 10.9% compared to 11.3% in the same period in the prior year. The fiscal 2014 gross margins were reduced by 1.7% to 11.3% due to a project charge of $4.0 million.

Industrial

Revenues for the Industrial segment increased to $158.5 million in the six months ended December 31, 2014 compared to $53.8 million in the same period a year earlier. The increase of $104.7 million was primarily due to the inclusion of Matrix NAC activity for the full six-month period. Gross margins were 12.9% in the six months ended December 31, 2014 compared to 10.4% in the same period a year earlier. The gross margins were higher than expected and primarily due to profit recognized on favorable project completions and a favorable settlement with a customer.

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
The following table provides a summary of changes in our backlog for the three months ended December 31, 2014:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of September 30, 2014	$150,023	$145,499	$538,038	$151,100	$984,660
Project awards	32,668	77,665	38,644	48,214	197,191
Revenue recognized	(58,533)	(75,457)	(129,805)	(79,085)	(342,880)
Backlog as of December 31, 2014	$124,158	$147,707	$446,877	$120,229	$838,971

The following table provides a summary of changes in our backlog for the six months ended December 31, 2014:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2014	$162,136	$110,217	$482,631	$160,842	915,826
Project awards	76,228	166,306	227,342	117,832	587,708
Revenue recognized	(114,206)	(128,816)	(263,096)	(158,445)	(664,563)
Backlog as of December 31, 2014	$124,158	$147,707	$446,877	$120,229	$838,971
Project awards in all segments are cyclical and are typically the result of a sales process that can take several months to complete. Backlog in the Storage Solutions and Electrical Infrastructure segments typically have the greatest volatility because the project awards can be less frequent and more significant. The second quarter project awards in all segments were generally in line with the Company's expectations. In particular, the Company saw no unusual project award delays or cancellations that were the result of the recent decline in crude oil prices.
Backlog Subsequent Event
In January of 2015, the Company received a project award of approximately $450.0 million. The award is for the construction of a combined cycle power generation station in Canada. The project award will be recorded as an increase to the Electrical Infrastructure segment backlog in the third quarter of fiscal 2015.
Impact of Crude Oil Prices
The effect of declining crude prices on our results for the three and six months ended December 31, 2014 was not significant, and there has been no reduction to our backlog as a result of project cancellations. In addition, we expect that any future impact to the Electrical Infrastructure and Industrial segments will be minimal as these segments have limited exposure to the price of crude.
In our Storage Solutions segment, our customers continue to take a long-term view of the crude market but are becoming more cautious short-term. If the prices continue at current levels or decline further into fiscal 2016, we would expect to see some reduction in customer spending. Although we do not expect the impact to future earnings to be significant, we cannot predict the direction of crude oil prices or our customers’ ultimate reaction to the market.
In the mid and downstream portions of the Oil Gas & Chemical segment we expect minimal impact to our revenue volume attributable to maintenance work. However, since some of our customers are integrated oil companies with exposure to the price of crude, if the prices continue at current levels or decline further into fiscal 2016, spending levels may be reduced. Our exposure to upstream clients in the Oil Gas & Chemical segment, who have direct exposure to the price of crude, is limited to the operations from our recent acquisition of substantially all of the assets of HDB Ltd. Limited Partnership which conducts most of its business with upstream exploration companies. Although we expect this customer base to reduce spending, our exposure to upstream clients is not currently significant.
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

A reconciliation of EBITDA to net income follows:

	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(In thousands)
Net income attributable to Matrix Service Company	3,286	10,306	9,200	16,858
Interest expense	300	351	652	574
Provision for income taxes	1,155	4,095	4,779	7,999
Depreciation and amortization	5,769	3,831	11,540	7,551
EBITDA	$10,510	$18,583	$26,171	$32,982

FINANCIAL CONDITION AND LIQUIDITY
Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the six months ended December 31, 2014 were cash on hand at the beginning of the fiscal year, capacity under our senior revolving credit facility and cash generated from operations. Cash on hand at December 31, 2014 totaled $68.6 million and availability under the senior revolving credit facility totaled $145.9 million resulting in available liquidity of $214.4 million.
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
Cash Flow for the Six Months Ended December 31, 2014
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities for the six months ended December 31, 2014 totaled $5.4 million. The various components of cash flows from operating activities are as follows:

Net Cash Provided by Operating Activities
(In thousands)

Net income (loss)	$(176)
Non-cash expenses	13,308
Deferred income tax	1,011
Cash effect of changes in operating assets and liabilities	(8,883)
Other	118
Net cash provided by operating activities	$5,378
The cash effect of significant changes in operating assets and liabilities net of the effects from acquisitions include the following:

•	The change in accounts receivable caused a decrease in cash of $9.2 million. The negative variance is primarily due to the timing of project billings and collections.

•
The net change in the combined balance of costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs and estimated earnings caused an increase to cash of $22.6 million at December 31, 2014. The favorable variance is attributable to a decrease in costs and estimated earnings in excess of billings of $3.4 million and a $19.2 million increase in billings on uncompleted contracts in excess of costs and estimated earnings both of which were driven by project billings milestones and collections.

•	The change in accounts payable resulted in a decrease to cash of $19.4 million. The unfavorable variance is primarily due to the timing of vendor payments.

•
The net change in accrued wages and benefits and other accrued expenses resulted in a decrease to cash of $6.4 million. The unfavorable variance is primarily attributable to the payment of short term incentives accrued at June 30, 2014 but paid out during the first quarter of the current fiscal year and the remaining accrued project charge from our joint venture as described in Note 3.

Cash Flows Used for Investing Activities
Investing activities used $13.0 million of cash in the first six months of fiscal 2015 primarily due to the purchase of HDB in the amount of $5.6 million and capital expenditures of $7.7 million. The HDB acquisition is discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q. Capital expenditures consisted primarily of $2.4 million for the purchase of construction equipment, $1.8 million for transportation and fabrication equipment, $3.1 million for office equipment, $0.2 million for land and buildings, and $0.2 million for small tools.
Cash Flows Provided by Financing Activities
Financing activities used less than $0.1 million of cash in the first six months of fiscal 2015 primarily due to net borrowings of $0.2 million under our credit facility and treasury share purchases of $2.4 million, partially offset with $0.4 million of cash received for issuance of stock options and $0.1 million in cash received from employees participating in the Company's employee stock purchase program. The excess tax benefit of exercised stock options and vesting of deferred shares provided

$1.7 million of cash. Cash borrowings and repayments for the first six months of fiscal 2015 were $9.3 million and $9.1 million, respectively. Cash borrowings were used for Canadian dollar advances to fund our existing Canadian operations including amounts to settle intercompany cross currency billings and other borrowings to finance our short-term working capital requirements.
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
The Unused Credit Facility Fee is between 0.20% and 0.35% based on the Senior Leverage Ratio.
The Credit Agreement includes a Senior Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended December 31, 2014, Consolidated EBITDA, as defined in the Credit Agreement, was $75.3 million. Accordingly, at December 31, 2014, there was a restriction on our ability to access the full amount of the credit facility. Consolidated Funded Indebtedness at December 31, 2014 was $34.2 million.
Availability under the senior credit facility at December 31, 2014 and June 30, 2014 was as follows:

	December 31, 2014	June 30, 2014
	(In thousands)
Senior credit facility	$200,000	$200,000
Capacity constraint due to the Senior Leverage Ratio	11,818	—
Capacity under the credit facility	188,182	200,000
Borrowings outstanding	11,789	11,621
Letters of credit	30,526	23,017
Availability under the senior credit facility	$145,867	$165,362
Outstanding borrowings at December 31, 2014 included Canadian dollar advances to fund our existing Canadian operations including amounts to settle intercompany cross currency billings and other borrowings to finance our short-term working capital requirements.
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
Stock Repurchase Program and Treasury Shares
Treasury Shares
On November 4, 2014 the Board of Directors approved a stock buyback program that replaced the program that had been in place since November 2012. The new program, which expires on December 31, 2016, allows the Company to purchase up to $25.0 million of common stock annually if sufficient liquidity exists and management believes the purchase would be accretive to the Company's stockholders. The annual share limitation is applied on a calendar year basis. The cumulative number of shares repurchased cannot exceed 2,653,399, which represents 10% of the shares outstanding on the date the new repurchase program was approved.
In addition to the stock buyback program, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix withheld 100,694 shares in the first six months of fiscal 2015 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares.
The Company has 1,193,039 treasury shares as of December 31, 2014 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2014.

We completed the acquisition of Matrix NAC effective December 21, 2013. We are in the process of assessing and, to the extent necessary, making changes to the internal control over financial reporting of Matrix NAC to conform such internal control to that used on our other operations. However, we are not yet required to evaluate, and have not yet fully evaluated, changes in Matrix NAC's internal control over financial reporting. Subject to the foregoing, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended December 31, 2014.

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
The table below sets forth the information with respect to purchases made by the Company of its common stock during the second quarter of fiscal year 2015.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (C)
October 1 to October 31, 2014
Share Repurchase Program (A)	—	—	—	2,113,497
Employee Transactions (B)	6,325	$24.09	—
November 1 to November 30, 2014
Share Repurchase Program (A)	—	—	—	2,653,399
Employee Transactions (B)	41,776	$27.42	—
December 1 to December 31, 2014
Share Repurchase Program (A)	—	—	—	2,653,399
Employee Transactions (B)	19,289	$20.66	—

(A)	Represents shares purchased under our stock buyback program.

(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

(C)
On November 4, 2014 the Board of Directors approved a stock buyback program that replaces the program that had been in place since November 2012. The new program, which expires on December 31, 2016, allows the Company to purchase up to $25.0 million annually of common stock if sufficient liquidity exist and management believes the shares purchase would be accretive to the Company's stockholders. The annual share limitation is applied on a calendar year basis. The shares included in this column represent the maximum number of shares that were available to be purchased under the November 2012 plan, which was in effect for month ended October 2014, and the plan that was approved on November 4, 2014, which was in effect for the months ended November and December 2014.

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
Item 5. Other Information
None
Item 6. Exhibits:

Exhibit 10.1
Amendment Number 1 to Matrix Service Company 2012 Stock and Incentive Compensation Plan (filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders dated October 10, 2014, and incorporated by reference herein).

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

MATRIX SERVICE COMPANY

Date:	February 6, 2015	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer

EXHIBIT INDEX

Exhibit 10.1
Amendment Number 1 to Matrix Service Company 2012 Stock and Incentive Compensation Plan (filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders dated October 10, 2014, and incorporated by reference herein).

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