Form 10-Q
period 2015-03-31
MATRIX SERVICE CO
filed 2015-05-08
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2015 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,719,203 shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Revenues	$314,155	$381,516	$978,718	$918,731
Cost of revenues	311,523	341,572	931,752	819,161
Gross profit	2,632	39,944	46,966	99,570
Selling, general and administrative expenses	17,080	21,125	56,538	55,172
Operating income (loss)	(14,448)	18,819	(9,572)	44,398
Other income (expense):
Interest expense	(294)	(324)	(946)	(898)
Interest income	40	44	390	57
Other	252	9	281	(147)
Income (loss) before income tax expense	(14,450)	18,548	(9,847)	43,410
Provision for federal, state and foreign income taxes	(1,508)	6,756	3,271	14,755
Net income (loss)	(12,942)	11,792	(13,118)	28,655
Less: Net income (loss) attributable to noncontrolling interest	(9,983)	396	(19,359)	401
Net income (loss) attributable to Matrix Service Company	$(2,959)	$11,396	$6,241	$28,254

Basic earnings (loss) per common share	$(0.11)	$0.43	$0.23	$1.08
Diluted earnings (loss) per common share	$(0.11)	$0.42	$0.23	$1.05
Weighted average common shares outstanding:
Basic	26,711	26,374	26,593	26,244
Diluted	26,711	27,040	27,175	26,898
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Net income (loss)	$(12,942)	$11,792	$(13,118)	$28,655
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,725)	(1,765)	(5,996)	(1,940)
Comprehensive income (loss)	(15,667)	10,027	(19,114)	26,715
Less: Comprehensive income (loss) attributable to noncontrolling interest	(9,983)	396	(19,359)	401
Comprehensive income (loss) attributable to Matrix Service Company	$(5,684)	$9,631	$245	$26,314
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	March 31, 2015	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$103,183	$77,115
Accounts receivable, less allowances (March 31, 2015— $492 and June 30, 2014—$204)	188,579	204,692
Costs and estimated earnings in excess of billings on uncompleted contracts	77,340	73,008
Deferred income taxes	6,705	5,994
Inventories	2,875	3,045
Income taxes receivable	7,326	2,797
Other current assets	6,831	8,897
Total current assets	392,839	375,548
Property, plant and equipment at cost:
Land and buildings	31,935	31,737
Construction equipment	86,304	82,745
Transportation equipment	46,524	42,087
Office equipment and software	26,968	26,026
Construction in progress	6,266	9,892
	197,997	192,487
Accumulated depreciation	(112,234)	(103,315)
	85,763	89,172
Goodwill	71,377	69,837
Other intangible assets	25,156	28,676
Other assets	3,871	5,699
Total assets	$579,006	$568,932

See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	March 31, 2015	June 30, 2014
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$90,478	$111,863
Billings on uncompleted contracts in excess of costs and estimated earnings	139,446	108,440
Accrued wages and benefits	32,067	36,226
Accrued insurance	8,946	8,605
Income taxes payable	1,955	—
Other accrued expenses	14,995	4,727
Total current liabilities	287,887	269,861
Deferred income taxes	5,484	5,167
Borrowings under senior credit facility	9,934	11,621
Total liabilities	303,305	286,649
Commitments and contingencies
Stockholders’ equity:
Matrix Service Company stockholders' equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of March 31, 2015, and June 30, 2014	279	279
Additional paid-in capital	121,462	119,777
Retained earnings	183,478	177,237
Accumulated other comprehensive loss	(6,178)	(182)
	299,041	297,111
Less: Treasury stock, at cost— 1,173,656 shares as of March 31, 2015, and 1,453,770 shares as of June 30, 2014	(13,550)	(16,595)
Total Matrix Service Company stockholders’ equity	285,491	280,516
Noncontrolling interest	(9,790)	1,767
Total stockholders' equity	275,701	282,283
Total liabilities and stockholders’ equity	$579,006	$568,932

See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	March 31, 2015	March 31, 2014
Operating activities:
Net income (loss)	$(13,118)	$28,655
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	17,332	12,945
Deferred income tax	(1,026)	(4,501)
Gain on sale of property, plant and equipment	(305)	(39)
Provision for uncollectible accounts	419	(81)
Stock-based compensation expense	4,730	3,905
Excess tax benefit of exercised stock options and vesting of deferred shares	(1,764)	(1,597)
Other	178	150
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects from acquisitions:
Accounts receivable	17,353	(58,955)
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,332)	(10,901)
Inventories	170	(109)
Other assets and liabilities	2,425	7,335
Accounts payable	(23,025)	38,734
Billings on uncompleted contracts in excess of costs and estimated earnings	31,006	(4,684)
Accrued expenses	6,932	9,298
Net cash provided by operating activities	36,975	20,155
Investing activities:
Acquisition of property, plant and equipment	(11,075)	(17,834)
Acquisition (Note 2)	(5,551)	(51,398)
Proceeds from asset sales	653	327
Net cash used by investing activities	$(15,973)	$(68,905)

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	March 31, 2015	March 31, 2014
Financing activities:
Capital contributions from noncontrolling interest	$7,802	$—
Issuances of common stock	493	1,076
Excess tax benefit of exercised stock options and vesting of deferred shares	1,764	1,597
Payment of debt amendment fees	—	(507)
Advances under credit agreement	8,289	68,970
Repayments of advances under credit agreement	(9,976)	(23,867)
Proceeds from issuance of common stock under employee stock purchase plan	215	76
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(2,472)	(1,678)
Net cash provided (used) by financing activities	6,115	45,667
Effect of exchange rate changes on cash	(1,049)	(909)
Net increase (decrease) in cash and cash equivalents	26,068	(3,992)
Cash and cash equivalents, beginning of period	77,115	63,750
Cash and cash equivalents, end of period	$103,183	$59,758
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$6,700	$11,445
Interest	$1,019	$579
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$1,104	$965

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Non-Controlling Interest	Total
Balances, June 30, 2014	$279	$119,777	$177,237	$(16,595)	$(182)	$1,767	$282,283
Capital contributions from non-controlling interest	—	—	—	—	—	7,802	7,802
Net income (loss)	—	—	6,241	—	—	(19,359)	(13,118)
Other comprehensive loss	—	—	—	—	(5,996)	—	(5,996)
Exercise of stock options (55,200 shares)	—	(275)	—	768	—	—	493
Tax effect of exercised stock options and vesting of deferred shares	—	1,764	—	—	—	—	1,764
Issuance of deferred shares (318,763 shares)	—	(4,628)	—	4,628	—	—	—
Treasury shares sold to Employee Stock Purchase Plan (8,601 shares)	—	94	—	121	—	—	215
Treasury shares purchased to satisfy tax withholding obligations (102,450 shares)	—	—	—	(2,472)	—	—	(2,472)
Stock-based compensation expense	—	4,730	—	—	—	—	4,730
Balances, March 31, 2015	$279	$121,462	$183,478	$(13,550)	$(6,178)	$(9,790)	$275,701

Balances, June 30, 2013	$279	$118,190	$141,427	$(21,961)	$227	$—	$238,162
Net income	—	—	28,254	—	—	401	28,655
Other comprehensive loss	—	—	—	—	(1,940)	—	(1,940)
Consolidated joint venture included in acquisition (Note 2)	—	—	—	—	—	700	700
Exercise of stock options (121,250 shares)	—	(1,057)	—	2,133	—	—	1,076
Tax effect of exercised stock options and vesting of deferred shares	—	1,597	—	—	—	—	1,597
Issuance of deferred shares (254,720 shares)	—	(4,482)	—	4,482	—	—	—
Treasury shares sold to Employee Stock Purchase Plan (3,726 shares)	—	11	—	65	—	—	76
Treasury shares purchased to satisfy tax withholding obligations (78,868 shares)	—	—	—	(1,678)	—	—	(1,678)
Stock-based compensation expense	—	3,905	—	—	—	—	3,905
Balances, March 31, 2014	$279	$118,164	$169,681	$(16,959)	$(1,713)	$1,101	$270,553
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
Recently Issued Accounting Standards
Accounting Standards Update 2014-09 (Topic 606), Revenue from Contracts with Customers
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The ASU also requires entities to disclose both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU’s disclosure requirements are significantly more comprehensive than those in existing revenue standards. The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification ("ASC").
For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early application is not permitted. We expect to adopt this standard in fiscal 2018 and are currently evaluating its expected impact on our financial statements. At its April 1, 2015, meeting, the FASB tentatively decided to defer for one year the effective date of the new revenue standard. If the FASB does in fact vote to pass the one year deferral, the Company would adopt this standard in fiscal 2019.
Accounting Standards Update 2014-08 (Topics 205 and 360), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
On April 10, 2014, the FASB issued ASU 2014-08, which amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. The ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. The Company adopted this standard as of January 1, 2015. The adoption of this standard did not have a material impact on our consolidated financial statements.

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
Note 2 – Acquisitions
Purchase of HDB Ltd. Limited Partnership
On August 22, 2014, the Company purchased substantially all of the assets of HDB Ltd. Limited Partnership ("HDB"). HDB, headquartered in Bakersfield, California provides construction, fabrication and turnaround services to energy companies throughout California’s central valley. The acquisition advances a strategic goal of the Company to expand into the upstream energy market. The acquisition purchase price was $5.6 million and was funded with cash on hand. Commencing on August 22, 2014, HDB's operating results are included in the Oil Gas & Chemical Segment.
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
The unaudited financial information in the table below for the nine months ended March 31, 2014 is presented on a pro forma basis, as though Matrix Service Company and Matrix NAC had been combined as of July 1, 2012. The pro forma earnings for the nine months ended March 31, 2014 were adjusted to include incremental amortization and depreciation expense of $2.1 million and $1.2 million, respectively.

Nine Months Ended
March 31, 2014
(In thousands, except per share data)
Revenues	$1,053,348
Net income attributable to Matrix Service Company	$31,230
Basic earnings per common share	$1.19
Diluted earnings per common share	$1.16

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

	March 31, 2015	June 30, 2014
	(in thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$1,689,803	$1,435,242
Billings on uncompleted contracts	1,751,909	1,470,674
	$(62,106)	$(35,432)
Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$77,340	$73,008
Billings on uncompleted contracts in excess of costs and estimated earnings	139,446	108,440
	$(62,106)	$(35,432)
Progress billings in accounts receivable at March 31, 2015 and June 30, 2014 included retentions to be collected within one year of $32.1 million and $30.0 million, respectively. Contract retentions collectible beyond one year are included in Other Assets on the Condensed Consolidated Balance Sheet and totaled $2.7 million at March 31, 2015 and $4.3 million at June 30, 2014.

Other
In the three month and nine months ended March 31, 2015, our results of operations were materially impacted by charges resulting from a change in estimate related to an acquired EPC joint venture project in the Electrical Infrastructure segment, as described in Note 2 - Acquisitions. The charges resulted in a reduction to operating income of $28.5 million and $54.7 million and an after-tax reduction of $9.7 million and $18.7 million to net income attributable to Matrix Service Company for the three and nine months ended March 31, 2015, respectively. The charge was a result of labor compression and productivity losses, as well as technical issues that have created continued rework, installation and commissioning complexity, all of which has pushed the completion date beyond the previous forecast. The Company expects the project to be substantially completed by the end of the current fiscal year.
In the nine months ended March 31, 2014, our results of operations were materially impacted by a charge resulting from a change in estimate on an aboveground storage tank project. The charge resulted in a $5.4 million decrease in operating income for the nine months ended March 31, 2014.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Intangible Assets Including Goodwill
Goodwill
The changes in the carrying value of goodwill by segment are as follows:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Goodwill	$60,896	$13,943	$10,949	$9,049	$94,837
Cumulative impairment loss (1)	(17,653)	(3,000)	(922)	(3,425)	(25,000)
Net balance at June 30, 2014	43,243	10,943	10,027	5,624	69,837
Acquisition related adjustment	175	—	—	44	219
Acquisition of HDB (2)	—	3,054	—	—	3,054
Translation adjustment (3)	(1,072)	—	(395)	(266)	(1,733)
Net balance at March 31, 2015	$42,346	$13,997	$9,632	$5,402	$71,377

(1)	A $25.0 million impairment charge was recorded in February 2005 as a result of the Company’s operating performance in fiscal 2005.

(2)	Amount represents goodwill in connection with the Company's acquisition of HDB. The acquisition is discussed further in Note 2 - Acquisitions.

(3)
The translation adjustments relate to the periodic translation of Canadian Dollar denominated goodwill recorded as a part of a prior Canadian acquisition as well as the periodic translation of the Canadian entity acquired with the purchase of KNAC. The acquisition of KNAC is discussed further in Note 2 - Acquisitions.

Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At March 31, 2015
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 15	$2,460	$(1,045)	$1,415
Customer based	1.5 to 15	27,771	(6,091)	21,680
Non-compete agreements	3 to 5	1,354	(730)	624
Trade names	3 to 5	1,615	(178)	1,437
Total amortizing intangible assets		33,200	(8,044)	25,156

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
The increase in the gross carrying amount of other intangible assets at March 31, 2015 compared to June 30, 2014 is due primarily to the August 22, 2014 acquisition of HDB. The HDB intangible asset consists of amortizing customer-based intangibles with a fair value of $0.9 million and useful life of 10 years. Please refer to Note 2 - Acquisitions for additional information.
Effective December 31, 2014, the Company redesignated a trade name with a value of $1.4 million from an indefinite lived to a definite lived intangible asset and assigned a useful life of three years. The change in designation was an impairment indicator. The Company conducted an impairment analysis and concluded that no impairment existed.
Amortization expense totaled $3.7 million in the nine months ended March 31, 2015 and $1.7 million in the nine months ended March 31, 2014. We estimate that the remaining amortization expense at March 31, 2015 will be as follows (in thousands):

Period ending:
Remainder of Fiscal 2015	$1,245
Fiscal 2016	3,326
Fiscal 2017	3,242
Fiscal 2018	2,901
Fiscal 2019	2,534
Fiscal 2020	2,534
Thereafter	9,374
Total estimated remaining amortization expense at March 31, 2015	25,156
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The Unused Credit Facility Fee is between 0.20% and 0.35% based on the Senior Leverage Ratio.

The Credit Agreement includes a Senior Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended March 31, 2015, Consolidated EBITDA, as defined in the Credit Agreement, was $53.0 million. Accordingly, at March 31, 2015, there was a restriction on our ability to access the full amount of the credit facility. Consolidated Funded Indebtedness at March 31, 2015 was $34.5 million.
Availability under the senior credit facility was as follows:

	March 31, 2015	June 30, 2014
	(In thousands)
Senior credit facility	$200,000	$200,000
Capacity constraint due to the Senior Leverage Ratio	67,528	—
Capacity under the credit facility	132,472	200,000
Borrowings outstanding	9,934	11,621
Letters of credit	32,654	23,017
Availability under the senior credit facility	$89,884	$165,362
Outstanding borrowings at March 31, 2015 under our Credit Agreement were used for Canadian dollar advances required for short term working capital, including cross-border purchases of materials and services.
At March 31, 2015, the Company is in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

For the three and nine month periods ending March 31, 2015, the Company's effective tax rates vary significantly from the statutory rates. The primary reason for the significant variation between the Company's effective tax rate and the statutory tax rate is due to charges the Company took in connection with an acquired EPC joint venture project, as described in Note 3 - Uncompleted Contracts. The Company consolidates the joint venture and reports a noncontrolling interest. Accordingly, the Company does not receive a tax benefit for the noncontrolling interest holder's share of the project loss.
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
Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $12.8 million at March 31, 2015 and $13.1 million at June 30, 2014. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.
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
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
	(In thousands, except per share data)
Basic EPS:
Net income (loss) attributable to Matrix Service Company	$(2,959)	$11,396	$6,241	$28,254
Weighted average shares outstanding	26,711	26,374	26,593	26,244
Basic EPS	$(0.11)	$0.43	$0.23	$1.08
Diluted EPS:
Weighted average shares outstanding – basic	26,711	26,374	26,593	26,244
Dilutive stock options	—	187	117	176
Dilutive nonvested deferred shares	—	479	465	478
Diluted weighted average shares	26,711	27,040	27,175	26,898
Diluted EPS	$(0.11)	$0.42	$0.23	$1.05

Since the net income attributable to Matrix Service Company was negative, neither the options or nonvested deferred shares are dilutive, accordingly, are excluded from the earnings per share calculations for the three months ended March 31, 2015,
The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
	(In thousands)
Nonvested deferred shares	268	—	139	15

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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Results of Operations
(In thousands)

	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Gross revenues
Electrical Infrastructure	$48,228	$62,144	$162,434	$132,201
Oil Gas & Chemical	97,612	63,112	228,230	188,025
Storage Solutions	107,640	182,129	370,977	471,330
Industrial	64,841	74,577	224,173	128,398
Total gross revenues	$318,321	$381,962	$985,814	$919,954
Less: Inter-segment revenues
Electrical Infrastructure	$—	$—	$—	$—
Oil Gas & Chemical	1,854	118	3,656	425
Storage Solutions	477	328	718	798
Industrial	1,835	—	2,722	—
Total inter-segment revenues	$4,166	$446	$7,096	$1,223
Consolidated revenues
Electrical Infrastructure	$48,228	$62,144	$162,434	$132,201
Oil Gas & Chemical	95,758	62,994	224,574	187,600
Storage Solutions	107,163	181,801	370,259	470,532
Industrial	63,006	74,577	221,451	128,398
Total consolidated revenues	$314,155	$381,516	$978,718	$918,731
Gross profit (loss)
Electrical Infrastructure	$(22,429)	$5,971	$(38,976)	$13,155
Oil Gas & Chemical	7,261	7,397	18,999	21,614
Storage Solutions	11,247	19,269	39,996	51,894
Industrial	6,553	7,307	26,947	12,907
Total gross profit	$2,632	$39,944	$46,966	$99,570
Operating income (loss)
Electrical Infrastructure	$(24,306)	$2,498	$(46,484)	$4,658
Oil Gas & Chemical	2,563	3,252	5,823	8,922
Storage Solutions	5,055	10,084	18,785	26,676
Industrial	2,240	2,985	12,304	4,142
Total operating income	$(14,448)	$18,819	$(9,572)	$44,398

Total assets by segment were as follows:

	March 31, 2015	June 30, 2014
Electrical Infrastructure	$112,685	$120,264
Oil Gas & Chemical	106,346	72,406
Storage Solutions	156,367	200,493
Industrial	109,056	105,049
Unallocated assets	94,552	70,720
Total segment assets	$579,006	$568,932

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
Goodwill
The Company has five significant reporting units with goodwill representing 59%, 12%, 9%, 8% and 6% of the total goodwill balance. Our most recent annual goodwill impairment test, performed in the fourth quarter of fiscal 2014, indicated that the fair value of these reporting units exceeded their respective carrying values by 94%, 182%, 124%, 165% and 193%, respectively. The remaining 6% of total goodwill is spread between two other reporting units. Based on the excess of estimated fair value over carrying value and the absence of any indicators of impairment at March 31, 2015, the Company does not currently anticipate recording a goodwill impairment charge for any of its operating units.
Other Intangible Assets
Intangible assets that have finite useful lives are amortized by the straight-line method over their useful lives ranging from 1.5 to 15 years. Intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. Annually, we evaluate the remaining useful lives of intangible assets not being amortized to determine whether facts and circumstances continue to support an indefinite useful life and review both amortizing and non-amortizing intangible assets for impairment indicators. Based on these reviews, effective December 31, 2014 the Company redesignated a trade name with a value of $1.4 million from an indefinite life to a definite life intangible asset and assigned a useful life of three years. The change in designation was an impairment indicator. The Company conducted an impairment analysis and concluded that no impairment existed. Excluding the redesignated trade name discussed above, the Company determined that no other impairment indicators existed at March 31, 2015.
Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $12.8 million at March 31, 2015 and $13.1 million at June 30, 2014. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.
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
Recently Issued Accounting Standards

Accounting Standards Update 2014-09 (Topic 606), Revenue from Contracts with Customers

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The ASU also requires entities to disclose both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU’s disclosure requirements are significantly more comprehensive than those in existing revenue standards. The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification ("ASC").

For public entities, the ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early application is not permitted. We expect to adopt this standard in fiscal 2018 and are currently evaluating its expected impact on our financial statements. At its April 1, 2015, meeting, the FASB tentatively decided to defer for one year the effective date of the new revenue standard. If the FASB does in fact vote to pass the one year deferral, the Company would adopt this standard in fiscal 2019.

Accounting Standards Update 2014-08 (Topics 205 and 360), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

On April 10, 2014, the FASB issued ASU 2014-08, which amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. The ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. The Company adopted this standard as of January 1, 2015. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Consolidated

Consolidated revenue was $314.2 million for the three months ended March 31, 2015, compared to consolidated revenue of $381.5 million in the same period in the prior fiscal year. On a segment basis, consolidated revenue decreased in the Storage Solutions, Electrical Infrastructure and Industrial segments by $74.6 million, $13.9 million and $11.6 million, respectively. These reductions were partially offset by an increase in the Oil Gas & Chemical segment of $32.8 million.

Consolidated gross profit was $2.6 million in the three months ended March 31, 2015 compared to $39.9 million in the three months ended March 31, 2014. Fiscal 2015 gross margins were reduced 8.9% to 0.8% related to an acquired EPC joint venture project charge of $28.5 million, as described in Note 3 - Uncompleted Contracts. Fiscal 2014 gross margins were 10.5%.

Consolidated SG&A expenses were $17.1 million in the three months ended March 31, 2015 compared to $21.1 million in the same period a year earlier. The reduction is attributable to lower levels of incentive compensation due to lower profitability. SG&A expense as a percentage of revenue was 5.4% in the three months ended March 31, 2015 compared to 5.5% for the three months ended March 31, 2014.

Net interest expense was $0.3 million in the three months ended March 31, 2015, and the three months ended March 31, 2014.

The Company consolidates the joint venture described in Note 2 - Acquisitions, and reports a noncontrolling interest. Accordingly, the Company's operating income includes the noncontrolling interest holder's share of the acquired EPC project loss for which the Company does not receive a tax benefit.

The table below reflects the Company's effective tax rate including the noncontrolling interest for the three months ended March 31, 2015 and March 31, 2014:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(In thousands)
Income (loss) before income tax expense	$(14,450)	$18,548
Provision for federal, state and foreign income taxes	(1,508)	6,756
Effective tax rate including noncontrolling interest	10.4%	36.4%

The table below reflects the Company's effective tax rate exclusive of the noncontrolling interest for the three months ended March 31, 2015 and March 31, 2014:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(In thousands)
Income (loss) before income tax expense	$(14,450)	$18,548
Less: Income (loss) attributable to the noncontrolling interest	(9,983)	396
Pretax income (loss) attributable to Matrix Service Company	$(4,467)	$18,152
Provision for federal, state and foreign income taxes	$(1,508)	$6,756
Effective tax rate exclusive of noncontrolling interest	33.8%	37.2%

The Company received a tax benefit of $1.1 million and $1.7 million for fiscal year 2015 and 2014, respectively, as the result of an increase in the estimated R&D tax credit.

For the three months ended March 31, 2015, net loss attributable to Matrix Service Company and the related fully diluted loss per share were $3.0 million and $0.11 compared to net income attributable to Matrix Service Company of $11.4 million and $0.42 in the same period a year earlier.

Electrical Infrastructure

Revenue for the Electrical Infrastructure segment decreased $13.9 million to $48.2 million in the three months ended March 31, 2015 compared to $62.1 million in the same period a year earlier. The acquired EPC joint venture project charge reduced gross margins by 57.7% to (46.5%) and was a significant contributor to the revenue decline in the three months ended March 31, 2015. Gross margins were 9.6% in the same period a year earlier. The acquired EPC joint venture project is a loss project which requires recognition of the entire estimated loss. Therefore, all future revenue associated with this project will be recognized with zero margin which will negatively impact margins in this segment until project completion, which is expected to occur in late fiscal 2015.

Oil Gas & Chemical

Revenue for the Oil Gas & Chemical segment increased to $95.8 million in the three months ended March 31, 2015 compared to $63.0 million in the same period a year earlier. The increase of $32.8 million, or 52.0%, was primarily due to higher levels of maintenance and turnaround work. Gross margins decreased to 7.6% in fiscal 2015 from 11.7% in the three months ended March 31, 2014. The lower margins are primarily attributable to lower than expected profitability on a significant turnaround.

Storage Solutions

Revenue for the Storage Solutions segment decreased to $107.2 million in the three months ended March 31, 2015 compared to $181.8 million in the same period a year earlier. The decrease is primarily attributable to significant balance of plant work performed in the prior fiscal year. Overall, aboveground storage tank work is consistent with the prior year. Specifically, revenue in the domestic business was higher due to increased demand in both new construction and maintenance work while revenue in the Canadian business was down due to a project delay with a large customer. Gross margins were 10.5% for both fiscal 2015 and fiscal 2014. Fiscal 2015 gross margin was negatively affected by the under recovery of construction overhead costs due to lower revenue.

Industrial

Revenue for the Industrial segment decreased to $63.0 million in the three months ended March 31, 2015 compared to $74.6 million in the same period a year earlier. The decline in revenue is primarily attributable to a significant mining project in the prior year. Gross margins were 10.4% in the three months ended March 31, 2015 compared to 9.8% in the same period a year earlier. The improvement in gross margin is primarily due to profit recognized on favorable project completions, partially offset by lower construction overhead cost recovery due to lower volumes.

Nine Months Ended March 31, 2015 Compared to the Nine Months Ended March 31, 2014
Consolidated

Consolidated revenue was $978.7 million for the nine months ended March 31, 2015, an increase of $60.0 million, or 6.5%, from consolidated revenue of $918.7 million in the same period in the prior fiscal year. As discussed in Note 2 - Acquisitions, the Company acquired Kvaerner North American Construction, which we refer to as Matrix NAC, late in the second quarter of fiscal 2014. The revenue increase is primarily attributable to the inclusion of nine months of Matrix NAC revenue in fiscal 2015 compared to less than four months in fiscal 2014. On a segment basis, consolidated revenue increased in the Industrial, Oil Gas & Chemical and Electrical Infrastructure segments by $93.0 million, $37.0 million and $30.2 million respectively, partially offset by a decrease in the Storage Solutions segment of $100.2 million.

Consolidated gross profit was $47.0 million in the nine months ended March 31, 2015 compared to $99.6 million in the nine months ended March 31, 2014. Fiscal 2015 gross margins were reduced 5.8% to 4.8% related to an acquired EPC joint venture project charge of $54.7 million, as described in Note 3 - Uncompleted Contracts. Fiscal 2014 gross margins were 10.8%.

Consolidated SG&A expenses were $56.5 million in the nine months ended March 31, 2015 compared to $55.2 million in the same period a year earlier. The increase of $1.3 million is primarily attributable to a full period of Matrix NAC costs in the current year compared to approximately three months in the prior year and Matrix NAC acquisition related costs in the prior year. These increases were largely offset by lower incentive compensation costs in the current year due to reduced profitability. SG&A expense as a percentage of revenue was 5.8% in the nine months ended March 31, 2015 compared to 6.0% in the same period a year earlier.

Net interest expense was $0.6 million in the nine months ended March 31, 2015, and $0.8 million in the nine months ended March 31, 2014. Fiscal 2015 results include $0.3 million of interest income attributable to an award received due to the settlement of a customer dispute.

The Company consolidates the joint venture described in Note 2 - Acquisitions, and reports a noncontrolling interest. Accordingly, the Company's operating income includes the noncontrolling interest holder's share of the acquired EPC project loss for which the Company does not receive a tax benefit.

The table below reflects the Company's effective tax rate including the noncontrolling interest for the nine months ended March 31, 2015 and March 31, 2014:

	Nine Months Ended
	March 31, 2015	March 31, 2014
	(In thousands)
Income (loss) before income tax expense	$(9,847)	$43,410
Provision for federal, state and foreign income taxes	3,271	14,755
Effective tax rate including noncontrolling interest	(33.2)%	34.0%

The table below reflects the Company's effective tax rate exclusive of the noncontrolling interest for the nine months ended March 31, 2015 and March 31, 2014:

	Nine Months Ended
	March 31, 2015	March 31, 2014
	(In thousands)
Income (loss before income tax expense	$(9,847)	$43,410
Less: Income (loss) attributable to the noncontrolling interest	(19,359)	401
Pretax income attributable to Matrix Service Company	$9,512	$43,009
Provision for federal, state and foreign income taxes	$3,271	$14,755
Effective tax rate exclusive of noncontrolling interest	34.4%	34.3%

The fiscal 2015 effective tax rate includes an additional tax benefit of $1.1 million from the reinstatement of the R&D tax credit through calendar year 2014. For the nine months ended March 31, 2014, the Company received a tax benefit of $1.7 million as the result of an increase in the estimated R&D tax credit.

For the nine months ended March 31, 2015, net income attributable to Matrix Service Company and the related fully diluted earnings per share were $6.2 million and $0.23, compared to $28.3 million and $1.05 in the same period a year earlier.

Electrical Infrastructure

Revenue for the Electrical Infrastructure segment increased $30.2 million to $162.4 million in the nine months ended March 31, 2015 compared to $132.2 million in the same period a year earlier. The increased revenue volume in the nine months ended March 31, 2015 was primarily due to the inclusion of Matrix NAC activity. The acquired EPC joint venture project charge reduced gross margins 35.1% to (24.0%) in the nine months ended March 31, 2015. Gross margins were 10.0% in the same period a year earlier. The acquired EPC joint venture project is a loss project which requires recognition of the entire estimated loss. Therefore, all future revenue associated with this project will be recognized with zero margin, which will negatively impact margins in this segment until project completion, which is expected to occur in late fiscal 2015.

Oil Gas & Chemical

Revenue for the Oil Gas & Chemical segment increased $37.0 million to $224.6 million in the nine months ended March 31, 2015 compared to $187.6 million in the same period a year earlier. The increased revenue was primarily due to higher levels of maintenance and capital work. Gross margins were 8.5% in the nine months ended March 31, 2015 compared to 11.5% a year earlier. Although the recovery of overhead continued to improve in the third fiscal quarter, year-to-date results were negatively affected by under recovered construction overhead costs. In addition, gross margins were negatively affected by lower than expected profitability on a significant turnaround completed in the third quarter.

Storage Solutions

Revenue for the Storage Solutions segment decreased to $370.3 million in the nine months ended March 31, 2015 compared to $470.5 million in the same period a year earlier. Prior year results were positively affected by significant balance of plant work. In the current year, revenue in the domestic aboveground storage tank business has increased but was more than offset by lower revenue in our Canadian business due to a project delay with a large customer. Fiscal 2015 gross margins were 10.8% compared to 11.0% in the same period in the prior year. The fiscal 2015 gross margin was negatively affected by the under recovery of construction overhead costs due to lower revenue. The fiscal 2014 gross margin of 11.0% was reduced by a project charge of $5.4 million.

Industrial

Revenue for the Industrial segment increased to $221.4 million in the nine months ended March 31, 2015 compared to $128.4 million in the same period a year earlier. The increase of $93.0 million was primarily due to the inclusion of Matrix NAC activity for the full nine-month period. Gross margins were 12.2% for the nine months ended March 31, 2015 compared to 10.1% in the same period a year earlier. The gross margins were higher than expected and primarily due to profit recognized on favorable project completions and a favorable settlement with a customer, partially offset by lower construction overhead cost recovery.

Backlog
We define backlog as the total dollar amount of revenue that we expect to recognize as a result of performing work that has been awarded to us through a signed contract, notice to proceed or other type of assurance that we consider firm. The following arrangements are considered firm:

•	fixed-price awards;

•	minimum customer commitments on cost plus arrangements; and

•	certain time and material arrangements in which the estimated value is firm or can be estimated with a reasonable amount of certainty in both timing and amounts.
For long-term maintenance contracts and other established customer arrangements, we include only the amounts that we expect to recognize into revenue over the next 12 months. For all other arrangements, we calculate backlog as the estimated contract amount less revenue recognized as of the reporting date.
The following table provides a summary of changes in our backlog for the three months ended March 31, 2015:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of December 31, 2014	$124,158	$147,707	$446,877	$120,229	$838,971
Project awards	477,138	81,665	68,588	87,028	714,419
Revenue recognized	(48,228)	(95,758)	(107,163)	(63,006)	(314,155)
Backlog as of March 31, 2015	$553,068	$133,614	$408,302	$144,251	$1,239,235

The following table provides a summary of changes in our backlog for the nine months ended March 31, 2015:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2014	$162,136	$110,217	$482,631	$160,842	915,826
Project awards	553,366	247,971	295,930	204,860	1,302,127
Revenue recognized	(162,434)	(224,574)	(370,259)	(221,451)	(978,718)
Backlog as of March 31, 2015	$553,068	$133,614	$408,302	$144,251	$1,239,235

Project awards in all segments are cyclical and are typically the result of a sales process that can take several months to complete. Backlog in the Storage Solutions and Electrical Infrastructure segments typically have the greatest volatility because individual project awards can be less frequent and more significant.
In the third quarter, the Company was awarded a combined cycle gas-fueled power generation station valued at approximately $450 million which is included the Electrical Infrastructure segment. Project awards in all segments were generally in line with the Company's expectations. In particular, the Company saw no significant project award delays or cancellations that were the result of the recent volatility in crude oil prices.
The award mentioned above significantly increased the portion of the Company's backlog denominated in Canadian dollars. The recent weakening of the Canadian dollar along with the Company's increased exposure to Canadian dollar work resulted in a decrease to backlog of approximately $30.0 million.

Seasonality and Other Factors
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
Other factors impacting operating results in all segments come from work site permitting delays or customers accelerating or postponing work. The differing types, sizes, and durations of our contracts, combined with their geographic diversity and stages of completion, often results in fluctuations in Company's operating results.

Impact of Crude Oil Prices
The effect of declining crude prices on our results for the three and nine months ended March 31, 2015 was not significant, and there have been no significant reductions to our backlog as a result of project cancellations. In addition, we expect that any future impact to the Electrical Infrastructure and Industrial segments will be minimal as these segments have limited exposure to the price of crude.
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
In the mid and downstream portions of the Oil Gas & Chemical segment we expect minimal mid and long term impact to our revenue volume attributable to maintenance work. However, the margins between crude and refined products is favorable which has temporarily delayed spending in some of our refining work locations. Additionally, some of our mid and downstream customers are integrated oil companies with exposure to the price of crude, if the prices continue at current levels or decline further into fiscal 2016, spending levels may be reduced. Our exposure to upstream clients in the Oil Gas & Chemical segment, who have direct exposure to the price of crude, is limited to the operations from our recent acquisition of substantially all of the assets of HDB Ltd. Limited Partnership which conducts most of its business with upstream exploration companies. Although we expect this customer base to reduce spending, our exposure to upstream clients is not currently significant.
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

A reconciliation of EBITDA to net income follows:

	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
	(In thousands)
Net income attributable to Matrix Service Company	(2,959)	11,396	6,241	28,254
Interest expense	294	324	946	898
Provision for income taxes	(1,508)	6,756	3,271	14,755
Depreciation and amortization	5,792	5,394	17,332	12,945
EBITDA	$1,619	$23,870	$27,790	$56,852

FINANCIAL CONDITION AND LIQUIDITY
Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the nine months ended March 31, 2015 were cash on hand at the beginning of the fiscal year, capacity under our senior revolving credit facility and cash generated from operations. Cash on hand at March 31, 2015 totaled $103.2 million and availability under the senior revolving credit facility totaled $89.9 million resulting in available liquidity of $193.1 million.
Factors that routinely impact our short-term liquidity and may impact our long-term liquidity include, but are not limited to:

•
Changes in costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs due to contract terms that determine the timing of billings to customers and the collection of those billings

•	Some cost plus and fixed price customer contracts are billed based on milestones which may require us to incur significant expenditures prior to collections from our customers.

•	Time and material contracts are normally billed in arrears. Therefore, we are routinely required to carry these costs until they can be billed and collected.

•	Some of our large construction projects may require significant retentions or security in the form of letters of credit.

•	Other changes in working capital

•	Capital expenditures
Other factors that may impact both short and long-term liquidity include:

•	Acquisitions of new businesses

•	Strategic investments in new operations

•	Purchases of shares under our stock buyback program

•	Contract disputes or collection issues

•	Additional capacity constraints under our senior revolving credit facility and remaining in compliance with all covenants contained in the credit agreement.

The acquired EPC joint venture project charges have resulted in a significant short term capacity constraint on the Company's senior revolving credit facility. Although the constraint does reduce our liquidity, the Company believes that the remaining availability under our credit facility, as discussed under the caption "Senior Revolving Credit Facility" included in this Financial Condition and Liquidity section of the Form 10-Q, along with cash on hand and cash generated from operations will provide sufficient liquidity to achieve both our short and long-term business objectives.

Cash Flow for the Nine Months Ended March 31, 2015
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities for the nine months ended March 31, 2015 totaled $37.0 million. The various components of cash flows from operating activities are as follows:

Net Cash Provided by Operating Activities
(In thousands)

Net income	$(13,118)
Non-cash expenses	20,412
Deferred income tax	(1,026)
Cash effect of changes in operating assets and liabilities	30,529
Other	178
Net cash provided by operating activities	$36,975
The cash effect of significant changes in operating assets and liabilities net of the effects from acquisitions include the following:

•	The change in accounts receivable caused an increase in cash of $17.4 million. The positive variance is primarily due to the timing of project billings and collections.

•
The net change in the combined balance of costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs and estimated earnings caused an increase to cash of $26.7 million at March 31, 2015. The favorable variance is attributable to an increase in costs and estimated earnings in excess of billings of $4.3 million and a $31.0 million increase in billings on uncompleted contracts in excess of costs and estimated earnings both of which were driven by project billings milestones and collections.

•	The change in accounts payable resulted in a decrease to cash of $23.0 million. The unfavorable variance is primarily due to the timing of vendor payments.

•
The net change in accrued wages and benefits and other accrued expenses resulted in a increase to cash of $6.0 million. The favorable variance is primarily attributable to the payment of short term incentives accrued at June 30, 2014 but paid out during the first quarter of the current fiscal year offset by the remaining accrued project charge from our joint venture as described in Note 3.

Cash Flows Used for Investing Activities
Investing activities used $16.0 million of cash in the first nine months of fiscal 2015 primarily due to the purchase of HDB in the amount of $5.6 million and capital expenditures of $11.1 million. The HDB acquisition is discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q. Capital expenditures consisted primarily of $3.1 million for the purchase of construction equipment, $3.3 million for transportation and fabrication equipment, $4.1 million for office equipment, $0.3 million for land and buildings, and $0.3 million for small tools.
Cash Flows Provided by Financing Activities
Financing activities provided $6.1 million of cash in the first nine months of fiscal 2015 primarily due to $7.8 million in proceeds contributed from the noncontrolling interest partner in our acquired EPC joint venture project, net repayments of $1.7 million under our credit facility, and treasury share purchases of $2.5 million. Cash received for the issuance of stock options was $0.5 million and $0.2 million in cash was received from employees participating in the Company's employee stock purchase program. The excess tax benefit of exercised stock options and vesting of deferred shares provided $1.7 million of cash. Cash borrowings and repayments for the first nine months of fiscal 2015 were $8.3 million and $10.0 million, respectively. Cash borrowings were used for Canadian dollar advances to fund our existing Canadian operations including amounts to settle intercompany cross currency billings and other borrowings to finance our short-term working capital requirements.

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
The Unused Credit Facility Fee is between 0.20% and 0.35% based on the Senior Leverage Ratio.

The Credit Agreement includes a Senior Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended March 31, 2015, Consolidated EBITDA, as defined in the Credit Agreement, was $53.0 million. Accordingly, at March 31, 2015, there was a restriction on our ability to access the full amount of the credit facility. Consolidated Funded Indebtedness at March 31, 2015 was $34.5 million.
Availability under the senior credit facility at March 31, 2015 and June 30, 2014 was as follows:

	March 31, 2015	June 30, 2014
	(In thousands)
Senior credit facility	$200,000	$200,000
Capacity constraint due to the Senior Leverage Ratio	67,528	—
Capacity under the credit facility	132,472	200,000
Borrowings outstanding	9,934	11,621
Letters of credit	32,654	23,017
Availability under the senior credit facility	$89,884	$165,362
Outstanding borrowings at March 31, 2015 included Canadian dollar advances to fund our existing Canadian operations including amounts to settle intercompany cross currency billings and other borrowings to finance our short-term working capital requirements.
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
Stock Repurchase Program and Treasury Shares
Treasury Shares
On November 4, 2014 the Board of Directors approved a stock buyback program that replaced the program that had been in place since November 2012. The new program, which expires on December 31, 2016, allows the Company to purchase up to $25.0 million of common stock annually if sufficient liquidity exists and management believes the purchase would be accretive to the Company's stockholders. The annual $25.0 million limitation is applied on a calendar year basis. The cumulative number of shares repurchased cannot exceed 2,653,399, which represents 10% of the shares outstanding on the date the new repurchase program was approved.
In addition to the stock buyback program, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix withheld 102,450 shares in the first nine months of fiscal 2015 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares.
The Company has 1,173,656 treasury shares as of March 31, 2015 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

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
These forward-looking statements include, among others, such things as:

•	amounts and nature of future revenues and margins from each of our segments;

•	the impact to our business of crude oil and other commodity prices;

•	our ability to generate sufficient cash from operations or to raise cash in order to meet our short and long-term capital requirements;

•	the likely impact of new or existing regulations or market forces on the demand for our services;

•	expansion and other trends of the industries we serve;

•	our expectations with respect to the likelihood of a future impairment; and

•	our ability to comply with the covenants in our credit agreement.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2015.

We completed the acquisition of Matrix NAC effective December 21, 2013. We are in the process of assessing and, to the extent necessary, making changes to the internal control over financial reporting of Matrix NAC to conform such internal control to that used on our other operations. However, we are not yet required to evaluate, and have not yet fully evaluated, changes in Matrix NAC's internal control over financial reporting. Subject to the foregoing, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended March 31, 2015.

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
The table below sets forth the information with respect to purchases made by the Company of its common stock during the third quarter of fiscal year 2015.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (C)
January 1 to January 31, 2015
Share Repurchase Program (A)	—	—	—	2,653,399
Employee Transactions (B)	464	$19.11	—
February 1 to February 28, 2015
Share Repurchase Program (A)	—	—	—	2,653,399
Employee Transactions (B)	1,292	$18.86	—
March 1 to March 31, 2015
Share Repurchase Program (A)	—	—	—	2,653,399
Employee Transactions (B)	—	—	—

(A)	Represents shares purchased under our stock buyback program.

(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

(C)
On November 4, 2014 the Board of Directors approved a stock buyback program that replaces the program that had been in place since November 2012. The new program, which expires on December 31, 2016, allows the Company to purchase up to $25.0 million annually of common stock if sufficient liquidity exist and management believes the shares purchase would be accretive to the Company's stockholders. The annual $25.0 million limitation is applied on a calendar year basis. The shares included in this column represent the maximum number of shares that were available to be purchased under the plan approved on November 4, 2014.

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

MATRIX SERVICE COMPANY

Date:	May 8, 2015	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer

EXHIBIT INDEX

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Exhibit 95:	Mine Safety Disclosure.

Exhibit 101.INS:	XBRL Instance Document.

Exhibit 101.SCH:	XBRL Taxonomy Schema Document.

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document.