Form 10-K
period 2015-06-30
MATRIX SERVICE CO
filed 2015-09-11
CIK 866273

``

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2015
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to
Commission File No. 1-15461
MATRIX SERVICE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	73-1352174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5100 E. Skelly Drive, Suite 500 Tulsa, Oklahoma	74135
(Address of Principal Executive Offices)	(Zip Code)
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
Large accelerated filer  ☐            Accelerated filer  ☑            Non-accelerated filer  ☐            Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $589 million.
The number of shares of the registrant’s common stock outstanding as of August 31, 2015 was 26,381,791 shares.
Documents Incorporated by Reference
Certain sections of the registrant’s definitive proxy statement relating to the registrant’s 2015 annual meeting of stockholders, which definitive proxy statement will be filed within 120 days of the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

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
These forward-looking statements include, among others, such things as:

•	amounts and nature of future revenues and margins from each of our segments;

•	the likely impact of new or existing regulations or market forces on the demand for our services;

•	trends in the industries we serve;

•	our ability to generate sufficient cash from operations or to raise cash in order to meet our short and long-term capital requirements; and

•	our ability to comply with the covenants in our credit agreement.
These statements are based on certain assumptions and analyses we made in light of our experience and our historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in Item 1A of this Annual Report and listed from time to time in our filings with the Securities and Exchange Commission;

•	the inherently uncertain outcome of current and future litigation;

•	the adequacy of our reserves for contingencies;

•	economic, market or business conditions in general and in the oil, gas, power and steel industries in particular;

•	changes in laws or regulations; and

•	other factors, many of which are beyond our control.
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
The Company is licensed to operate in all 50 states and in four Canadian provinces. Our principal executive offices are located at 5100 E. Skelly Drive, Suite 500, Tulsa, Oklahoma 74135. Our telephone number is (918) 838-8822. Unless the context otherwise requires, all references herein to “Matrix Service Company”, “Matrix”, the “Company” or to “we”, “our”, and “us” are to Matrix Service Company and its subsidiaries.

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
The Storage Solutions segment includes new construction of crude and refined products aboveground storage tanks (“ASTs”), as well as planned and emergency maintenance services. The Storage Solutions segment also includes balance of plant work in storage terminals and tank farms. Also included in the Storage Solutions segment is work related to specialty storage tanks, including liquefied natural gas (“LNG”), liquid nitrogen/liquid oxygen (“LIN/LOX”), liquid petroleum (“LPG”) tanks and other specialty vessels, including spheres. Finally, we offer AST products including floating roof seals.
The Industrial segment includes construction and maintenance work in the iron and steel and mining and minerals industries, bulk material handling and fertilizer production facilities, as well as work for clients in other industrial markets.
MATRIX NAC
Effective as of December 21, 2013, the Company acquired 100% of the stock of Kvaerner North American Construction Ltd. and substantially all of the assets of Kvaerner North American Construction Inc,. together referenced as "KNAC". The businesses are now known as Matrix North American Construction Ltd. and Matrix North American Construction, Inc., together referenced as "Matrix NAC". Matrix NAC is a provider of maintenance and capital construction services to power generation, integrated iron and steel, and industrial process facilities. The acquisition significantly expanded the Company's presence in the Electrical Infrastructure and Industrial segments, and to a lesser extent, the Oil Gas and Chemical segment. The KNAC acquisition has brought opportunities in additional geographical markets, the ability to execute additional and larger projects and has allowed us to expand our relationship with some existing clients.

The Company purchased KNAC for $51.6 million, net of cash acquired. The acquisition was funded through a combination of cash-on-hand and borrowings under our senior revolving credit facility.

OTHER BUSINESS MATTERS
Customers and Marketing
The Company provided services to approximately 575 customers in fiscal 2015. One customer, Enbridge, accounted for $165.6 million or 12.3% of our consolidated revenue, all of which was in the Storage Solutions segment.  The loss of this major customer or other significant customers could have a material adverse effect on the Company; however, we are not dependent on any single contract or customer on an on-going basis.
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
The following table provides a summary of changes in our backlog in fiscal 2015:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2014	$162,136	$110,217	$482,631	$160,842	$915,826
Project awards	589,767	328,128	690,985	239,027	1,847,907
Revenue recognized	(257,930)	(305,360)	(503,123)	(276,722)	(1,343,135)
Backlog as of June 30, 2015	$493,973	$132,985	$670,493	$123,147	$1,420,598
Seasonality
Quarterly operating results can exhibit seasonal fluctuations, especially in our Oil Gas & Chemical segment, for a variety of reasons. Turnarounds and planned outages at customer facilities are typically scheduled in the spring and the fall when the demand for energy is lower. Within the Electrical Infrastructure segment, transmission and distribution work is generally scheduled by the public utilities when the demand for electricity is at its lowest. Therefore, revenue volume in the summer months is typically lower than in other periods throughout the year. Also, we typically see a lower level of operating activity relating to construction projects during the winter months and early in the calendar year because many of our customers’ capital budgets have not been finalized. Our business can also be affected, both positively and negatively, by seasonal factors such as energy demand or weather conditions including hurricanes, snowstorms, and abnormally low or high temperatures. Some of these seasonal factors may cause some of our offices and projects to close or reduce activities temporarily. In addition to the above noted factors, the general timing of project starts and completions could exhibit significant fluctuations. Accordingly, results for any interim period may not necessarily be indicative of future operating results.
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
Employees
As of June 30, 2015, the Company had 4,826 employees of which 922 were employed in non-field positions and 3,904 were employed in field or shop positions. The number of employees varies significantly throughout the year because of the number, type and size of projects we have in progress at any particular time.
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
Patents and Proprietary Technology
Matrix Service Company’s subsidiaries have several patents and patents pending, and continues to pursue new ideas and innovations to better serve our customers in all areas of our business. The Flex-A-Span® and Flex-A-Seal® trademarks are utilized to market the Company’s unique seals for floating roof tanks. The FastFroth® trademark is utilized to market the Company’s unique industrial cleaning process. Our patented RS 1000 Tank Mixer controls sludge build-up in crude oil tanks through resuspension. The Flexible Fluid Containment System patent covers a system that captures and contains flue leaking from pipe and valve connections. The Flex-A-Swivel patent refers to our unique pipe swivel joint assembly. Our patent for Spacerless or Geocomposite Double Bottom for Storage Tanks relates to a replacement bottom with leak detection and containment that allows for the retrofitting of an existing tank while minimizing the loss of capacity. The patent for the Training Tank for Personnel Entry, Exit and Rescue relates to a training device that can be used to train personnel on equipment that is made to simulate confined space scenarios.
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
Our revenue and profitability may be adversely affected by a reduced level of activity in the hydrocarbon industry.
In recent years, demand from the worldwide hydrocarbon industry has been a significant generator of our revenue. Numerous factors influence capital expenditure decisions in the hydrocarbon industry, including, but not limited to, the following:

•	current and projected oil and gas prices;

•	exploration, extraction, production and transportation costs;

•	the discovery rate, size and location of new oil and gas reserves;

•	technological challenges and advances;

•	demand for hydrocarbon production; and

•	changing taxes, price controls, and laws and regulations.
The aforementioned factors are beyond our control and could have a material adverse effect on our results of operations, particularly in the Storage Solutions and Oil Gas & Chemical segments, and on our financial position or cash flow.
The operations of our Storage Solutions segment are influenced by the overall forward market for crude oil, and certain market conditions may adversely affect that segment’s financial and operating results.
The results of our Storage Solutions segment may be influenced by the overall forward market for crude oil. A “contango” market (meaning that the price of crude oil for future delivery is higher than the current price) is associated with greater demand for crude oil storage capacity, because a party can simultaneously purchase crude oil at current prices for storage and sell at higher prices for future delivery. A “backwardated” market (meaning that the price of crude oil for future delivery is lower than the current price) is associated with lower demand for crude oil storage capacity, because a party can capture a premium for prompt delivery of crude oil rather than storing it for future sale. A prolonged backwardated market or other adverse market conditions could have an adverse impact on demand for new construction in our Storage Solutions segment. Finally, higher absolute levels of crude oil prices increase the costs of financing and insuring crude oil in storage, which negatively affects storage economics. As a result, the overall forward market for crude oil may have an adverse effect on our Storage Solution segment’s business, results of operations and financial condition.
The steel industry is cyclical and sensitive to general economic conditions, which could have a material adverse effect on our operating results and financial condition.
A significant percentage of our Industrial segment's revenues are derived from the steel industry. Demand for steel products is cyclical in nature and sensitive to general economic conditions. The timing and magnitude of the cycles in the markets in which our customers’ products are used, including automobiles and residential construction, are difficult to predict. The cyclical nature of our customers’ operations tends to reflect and be amplified by changes in economic conditions, both domestically and internationally, supply/demand imbalances and foreign currency exchange fluctuations. Economic downturns or a prolonged period of slow growth in the U.S. and foreign markets or any of the industries in which our steel industry customers operate could have a material adverse effect on our results of operations, financial condition and cash flows.
Increases in imports of foreign steel into the U.S. may reduce our customers’ profitability and capital spending plans.
An economic slowdown in China and other countries has affected the supply and price of steel products. Expansions and contractions in these economies can significantly affect the price of steel and of finished steel products. Additionally, in a number of foreign countries, such as China, steel producers are generally government-owned and may therefore make production decisions based on political or other factors that do not reflect market conditions. Disruptions in foreign markets from excess steel production may encourage importers to target the U.S. with excess capacity at aggressive prices, and existing trade laws and regulations may be inadequate to prevent unfair trade practices, which could have a material adverse effect on our steel industry customers. In recent months, foreign steel production has significantly exceeded consumption in those countries, and imports of steel products into the U.S. have increased, resulting in lower volumes and selling prices for our customers’ steel products, which could result in a decline in the maintenance and construction work we provide to these customers.
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
We may not be able to successfully integrate our acquisitions, which could cause our business to suffer.
We may not be able to successfully complete our ongoing integration of the operations, personnel and technology from our recent acquisitions. Because of their size and complexity, if we fail to complete our integration efforts successfully, we may experience interruptions in our business activities, a decrease in the quality of our services, a deterioration in our employee and customer relationships, and harm to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations. Our recent integration activities have required significant attention from management, which potentially decreases the time that management may devote to serve existing customers, attract new customers and develop new services and strategies. We may also experience difficulties in combining corporate cultures, maintaining employee morale and retaining key employees. The continuing integration efforts may also impose substantial demands on our operations or other projects. We will have to actively strive to demonstrate to our existing customers that these integrations have not resulted in adverse changes in our standards or business focus. Our recent acquisitions have involved a significant capital commitment, and the return that we achieve on any capital invested may be less than the return achieved on our other projects or investments. There will be challenges in consolidating and rationalizing information technology platforms and administrative infrastructures. In addition, any delays or increased costs of integrating the acquired companies could adversely affect our operations, financial results and liquidity.
We may not realize the growth opportunities, operating margins and synergies that are anticipated from acquisitions.
The benefits we expect to achieve as a result of an acquisition will depend, in part, on our ability to realize the anticipated growth opportunities, operating margins and synergies. Our success in realizing these growth opportunities, operating margins and synergies, and the timing of this realization, depends on the successful integration of the acquired business and operations with our existing business and operations. Even if we are able to integrate existing and acquired businesses successfully, this integration may not result in the realization of the full benefits of the growth opportunities, operating margins and synergies we currently expect within the anticipated time frame or at all. Accordingly, the benefits from an acquisition may be offset by costs incurred or delays in integrating the companies, which could cause our revenue assumptions and operating margin to be inaccurate.
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
We face competition in all areas of our business from regional, national and international competitors. Our competitors range from small, family-owned businesses to well-established, well-financed entities, both privately and publicly held, including many large engineering and construction companies and specialty contractors. We compete primarily on the basis of price, customer satisfaction, safety performance and programs, quality of our products and services, and schedule. As a result, an increase in the level of competition in one or more markets may result in lower operating margins than we have recently experienced.

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
Our business may be adversely affected by severe weather in areas where we have significant operations. Repercussions of severe weather conditions may include:

•	curtailment of services;

•	suspension of operations;

•	inability to meet performance schedules in accordance with contracts and potential liability for liquidated damages;

•	injuries or fatalities;

•	weather related damage to our facilities;

•	disruption of information systems;

•	inability to receive machinery, equipment and materials at jobsites; and

•	loss of productivity.
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
Some of our employees are represented by labor unions. The Company has in excess of 50 collective bargaining agreements with various labor unions. The most significant agreements include the following:

Trade	Local #	Location	Expires
Boilermaker	28	Bayonne, NJ	12/31/2015
Boilermaker	13	Philadelphia, PA	12/31/2015
Carpenters	249	Kingston, Ontario, Canada	04/30/2016
Electrician	351	Hammonton, NJ	09/27/2016
Electrician	102	Parsippany, NJ	06/01/2018
Electrician	164	Paramus, NJ	05/31/2017
Electrician	456	North Bruinswick, NJ	05/31/2017
Electrician	98	Philadelphia, PA	05/01/2016
Electrician	115	Kingston, Ontario, Canada	04/30/2016
Laborers	81	Gary, IN	05/31/2017
Laborers	247	Kingston, Ontario, Canada	04/30/2016
Iron Workers	395	Gary, IN	05/31/2019
Operating Engineers	793	Oakville, Ontario, Canada	04/30/2016
Pipefitters	597	Chicago, IL	05/31/2017
Pipefitters	420	Philadelphia, PA	04/30/2017
Pipefitters	401	Bowmanville, Ontario, Canada	04/30/2016
Pipefitters	74	Newark, DE	06/15/2017
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
Our projects expose us to potential professional liability, product liability, pollution liability, warranty and other claims, which could be expensive, damage our reputation and harm our business. We may not be able to obtain or maintain adequate insurance to cover these claims.
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
In addition, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), and comparable state and foreign laws, we may be required to investigate and remediate regulated materials. CERCLA and the comparable state laws typically impose liability without regard to whether a company knew of or caused the release, and liability for the entire cost of clean-up can be imposed upon any responsible party.
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
We face a potential loss of business under a recently enacted California statute.
In 2013, the California Legislature enacted, and the governor signed, Senate Bill 54 ("SB 54"). SB 54 imposes requirements as to prevailing wages on certain private projects and requires employers to maintain a workforce in which sixty percent of the workers that have graduated from an approved apprenticeship program, regardless of whether public funds are used. SB 54 was enacted in an attempt to ensure that parties constructing or performing work on projects in refineries or otherwise involving “chemical manufacturing and processing facilities that generate, store, treat, handle, refine, process, and transport hazardous materials” do not create safety hazards by employing unskilled or untrained workers to perform the work. To accomplish this purpose, the statute requires that owners who are “contracting for the performance of construction, alteration, demolition, installation, repair, or maintenance work” on such facilities must ensure that the outside contractors use a “skilled and trained workforce.” A skilled and trained workforce is defined in the statute as a workforce in which all of the workers are registered apprentices or skilled journey persons paid at least prevailing wages. SB 54 primarily has implications to our merit operations work in refineries in the State of California.  SB 54 is not applicable to contracts entered into prior to January 1, 2014. Our Oil Gas & Chemical segment derived a portion of its revenues in fiscal 2015 and previous years utilizing non-union employees on refinery construction and maintenance projects located in the State of California under contracts entered into prior to January 1, 2014. We intend to comply with SB 54. However, we may experience a decline in revenue from our refinery customers located in the State of California as our backlog from older contracts begins to expire and we revise our business practices to conform to SB 54.

A failure in our operational systems or cyber security attacks on any of our facilities, or those of third parties, may adversely affect our financial results.
Our business is dependent upon our operational systems to process a large amount of data and complex transactions. If any of our financial, operational, or other data processing systems fail or have other significant shortcomings, our financial results could be adversely affected. Our financial results could also be adversely affected if an employee causes our operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our operational systems. In addition, dependence upon automated systems may further increase the risk that operational system flaws, employee tampering or manipulation of those systems could result in losses that are difficult to detect.
We have become more reliant on technology to help increase efficiency in our business. We use numerous technologies to help run our operations, and this may subject our business to increased risks. Any cyber security attack that affects our facilities, our customers and any financial data could have a material adverse effect on our business. In addition, a cyber attack on our customer and employee data may result in a financial loss, including potential fines for failure to safeguard data, and may negatively impact our reputation. Third-party systems on which we rely could also suffer system failure. Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our financial results.
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
Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. We perform annual goodwill and intangible asset impairment reviews in the fourth quarter of every fiscal year. In addition, we perform an impairment review whenever events or changes in circumstances indicate the carrying value of goodwill or an intangible or fixed asset may not be recoverable. At some future date, we may determine that a significant impairment has occurred, which could require us to write off an additional portion of our assets and could adversely affect our financial condition or results of operations. As of June 30, 2015 the Company had $24.0 million of amortizing intangible assets and $71.5 million of non-amortizing goodwill representing 4.2% and 12.6% of the Company's total assets, respectively.
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
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
The principal properties of Matrix Service Company are as follows:

Location	Description of Facility	Segment	Interest
Tulsa, Oklahoma	Corporate headquarters and regional office	All segments	Leased
Alton, Illinois	Regional office	Oil Gas & Chemical	Leased
Bakersfield, California	Regional office	Oil Gas & Chemical	Leased
Bellingham, Washington	Regional office, fabrication facility and warehouse	Oil Gas & Chemical, Storage Solutions, Industrial	Owned
Canonsburg, Pennsylvania	Regional office	Electrical Infrastructure, Oil Gas & Chemical, Industrial	Leased
Catoosa, Oklahoma	Facilities, regional offices and warehouse	Oil Gas & Chemical, Storage Solutions, Industrial	Leased & Owned (1)
Chicago, Illinois	Regional office	Electrical Infrastructure, Oil Gas & Chemical, Storage Solutions, Industrial	Leased
Eddystone, Pennsylvania	Regional office, fabrication facility and warehouse	Electrical Infrastructure, Oil Gas & Chemical, Storage Solutions, Industrial	Leased
Hammond, Indiana	Regional office, fabrication facility, and warehouse	Electrical Infrastructure, Oil Gas & Chemical, Industrial	Leased
Houston, Texas	Regional offices and warehouse	Oil Gas & Chemical, Storage Solutions	Leased & Owned
Orange, California	Fabrication facility, regional office and warehouse	Oil Gas & Chemical, Storage Solutions, Industrial	Leased & Owned
Parsippany, New Jersey	Regional office	Industrial	Leased
Rahway, New Jersey	Regional office and warehouse	Electrical Infrastructure, Oil Gas & Chemical, Industrial	Leased
Reserve, Louisiana	Regional office and warehouse	Oil Gas & Chemical	Leased
Sewickley, Pennsylvania	Regional office	Oil Gas & Chemical, Storage Solutions, Industrial	Leased
Temperance, Michigan	Regional office and warehouse	Storage Solutions	Owned
Tucson, Arizona	Regional office and warehouse	Industrial & Storage Solutions	Leased
Burlington, Ontario, Canada	Regional office	Electrical Infrastructure, Industrial	Owned
Calgary, Alberta, Canada	Regional office	Storage Solutions	Leased
Edmonton, Alberta, Canada	Regional office	Storage Solutions	Leased
Leduc, Alberta, Canada	Regional office and warehouse	Storage Solutions	Leased
Saint John, New Brunswick, Canada	Regional office	Storage Solutions	Leased
Sarnia, Ontario, Canada	Regional office and warehouse	Storage Solutions	Owned

(1)	Certain facilities were constructed by the Company on land acquired through a ground leases with renewal options.

In addition to the locations listed above, Matrix has smaller regional locations and temporary office facilities at numerous customer locations throughout the United States and Canada.

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
Our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “MTRX”. The following table sets forth the high and low sale prices for our common stock as reported by NASDAQ for the periods indicated:

	Fiscal Year 2015		Fiscal Year 2014
	High	Low	High	Low
First quarter	$32.76	$22.86	$19.62	$15.50
Second quarter	25.06	19.19	24.43	18.76
Third quarter	22.24	17.41	34.41	24.10
Fourth quarter	22.72	16.87	37.21	28.35
As of August 31, 2015, there were 25 holders of record of our common stock. The number of beneficial owners of our common stock is substantially greater than the number of holders of record.
Dividend Policy
We have never paid cash dividends on our common stock, and the terms of our Credit Agreement limit the amount of cash dividends we can pay. Under our Credit Agreement, we may declare and pay dividends on our capital stock during any fiscal year up to an amount which, when added to all other dividends paid during such fiscal year, does not exceed 50% of our cumulative net income for such fiscal year to date. While we currently do not intend to pay cash dividends, any future dividend payments will depend on our financial condition, capital requirements and earnings as well as other relevant factors.
Issuer Purchases of Equity Securities
Our Credit Agreement limits the Company's purchases of its equity securities to $25 million in any calendar year. The table below sets forth the information with respect to purchases made by the Company of its common stock during the fourth quarter of the fiscal year ended June 30, 2015.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2015
Share Repurchase Program (A)	—	—	—	2,653,399
Employee Transactions (B)	—	—	—
May 1 to May 31, 2015
Share Repurchase Program (A)	—	—	—	2,653,399
Employee Transactions (B)	2,608	$21.70	—
June 1 to June 30, 2015
Share Repurchase Program (A)	283,772	$17.62	283,772	2,369,627
Employee Transactions (B)	—	—	—

(A)	Represents shares purchased under our stock buyback program approved by the Company's Board of Directors on November 4, 2014. The plan expires on December 31, 2016.

(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

Item 6. Selected Financial Data
Selected Financial Data
(In thousands, except percentages and per share data)

	Twelve Months Ended
	June 30, 2015	June 30, 2014	June 30, 2013	June 30, 2012	June 30, 2011
Revenues	$1,343,135	$1,263,089	$892,574	$739,046	$627,052
Cost of revenues	1,255,765	1,126,616	797,872	659,428	552,138
Gross profit	87,370	136,473	94,702	79,618	74,914
Gross margin %	6.5%	10.8%	10.6%	10.8%	11.9%
Selling, general and administrative expenses	78,568	77,866	57,988	47,983	44,014
Selling, general and administrative %	5.8%	6.2%	6.5%	6.5%	7.0%
Operating income	8,802	58,607	36,714	31,635	30,900
Operating income %	0.7%	4.6%	4.1%	4.3%	4.9%
Net income	(1,898)	36,877	24,008	17,188	18,982
Net income (loss) attributable to noncontrolling interest	(19,055)	1,067	—	—	—
Net income attributable to Matrix Service Company	17,157	35,810	24,008	17,188	18,982
Earnings per share - basic	0.64	1.36	0.92	0.66	0.72
Earnings per share-diluted	0.63	1.33	0.91	0.65	0.71
Working capital	114,209	105,687	131,908	124,553	115,374
Total assets	568,331	568,932	409,978	323,135	306,436
Long-term debt	8,804	11,621	—	—	—
Capital expenditures	15,773	23,589	23,231	13,534	10,416
Cash flows provided by operations	24,438	76,988	57,084	2,941	22,749
Backlog	1,420,598	915,826	626,737	497,452	405,118

Refer to the Results of Operations section included in Part II, Item 7 of this Annual Report on Form 10-K for a discussion of the impacts of business combinations and contract charges that materially impacted the comparability of information in the Selected Financial Data table above, particularly for the fiscal year ended 2015 in comparison to the fiscal year ended 2014, and the fiscal year ended 2014 in comparison to the fiscal year ended 2013.

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
Matrix has numerous contracts that are in various stages of completion, which require estimates to determine the appropriate cost and revenue recognition. The Company has a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs, and accordingly, does not believe significant fluctuations are likely to materialize. However, current estimates may be revised as additional information becomes available. If estimates of costs to complete fixed-price contracts indicate a loss, a provision is made through a contract write-down for the total loss anticipated. In fiscal 2015, we recognized a $53.4 million write-down related to an acquired EPC joint venture project, as discussed under the "Results of Operations" below. A number of our contracts contain various cost and performance incentives and penalties that impact the earnings we realize from our contracts. Adjustments related to these incentives and penalties are recorded in the period on a percentage of completion basis when estimable and probable.
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
As of June 30, 2015 and June 30, 2014, costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $12.7 million and $13.1 million, respectively. Historically, our collections for unapproved change orders and claims have approximated the amount of revenue recognized.
Loss Contingencies
Various legal actions, claims, and other contingencies arise in the normal course of our business. Contingencies are recorded in the consolidated financial statements, or are otherwise disclosed, in accordance with Accounting Standard Codification ("ASC") Topic 450-20, “Loss Contingencies”. Specific reserves are provided for loss contingencies to the extent we conclude that a loss is both probable and estimable. We use a case-by-case evaluation of the underlying data and update our evaluation as further information becomes known. We believe that any amounts exceeding our recorded accruals should not materially affect our financial position, results of operations or liquidity. However, the results of litigation are inherently unpredictable and the possibility exists that the ultimate resolution of one or more of these matters could result in a material effect on our financial position, results of operations or liquidity.
Legal costs are expensed as incurred.
Insurance Reserves
We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. We establish reserves for claims using a combination of actuarially determined estimates and management judgment on a case-by-case basis and update our evaluations as further information becomes known. Judgments and assumptions, including the assumed losses for claims incurred but not reported, are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. If actual results of claim settlements are different than the amounts estimated we may be exposed to gains or losses that could be significant. A hypothetical ten percent unfavorable change in our claim reserves at June 30, 2015 would have reduced fiscal 2015 pretax income by $0.6 million.
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
Although we do not currently anticipate a future impairment charge, certain events could occur that would adversely affect the reported value of goodwill. The Company has considered the likelihood of adverse changes including but not limited to changes in economic or competitive conditions, a significant change in the project plans of our customers, a deterioration in the economic condition of the customers and industries we serve, and a material negative change in the relationships with one or more of our significant customers. If our judgments and assumptions change as a result of the occurrence of any of these events or other events that we do not currently anticipate, our expectations as to future results and our estimate of the implied value of one or more of our reporting units also may change.
We performed our annual impairment test in the fourth quarter to determine whether an impairment existed and to determine the amount of headroom. We define "headroom" as the percentage difference between the fair value of a reporting unit and its carrying value. The amount of headroom varies by reporting unit. Approximately 59% of our goodwill balance is attributable to one reporting unit. This unit had headroom of 347%. We have four additional reporting units with goodwill representing 12%, 9%, 8% and 6% of the total goodwill balance with headroom of 142%, 134%, 586% and 144%, respectively.
Our significant assumptions, including revenue growth rates, gross margins, unanticipated operating and interest expense and other factors may change in light of changes in the economic and competitive environment in which we operate. Assuming that all other components of our fair value estimate remain unchanged, a change in the following assumptions would have the following effect on headroom:

•
if the growth rate of estimated revenue decreases by one percentage point, the headroom of the reporting units referenced above would be reduced from 347%, 142%, 134%, 586% and 144% to 330%, 131%, 125%, 560% and 136%, respectively;

•
if our estimate of gross margins decreases one percentage point, the headroom of the reporting units referenced above would be reduced from 347%, 142%, 134%, 586% and 144% to 300%, 103%, 108%, 502% and 117%, respectively; and

•
if the applicable discount rate increases one percentage point, the headroom of the reporting units referenced above would be reduced from 347%, 142%, 134%, 586% and 144% to 312%, 128%, 116%, 526% and 126%, respectively.

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
In the second quarter of fiscal 2015, the Company redesignated a trade name with a value of $1.5 million from an indefinite lived to a definite lived intangible asset and assigned a useful life of three years. The change in designation was an impairment indicator. The Company conducted an impairment analysis and concluded that no impairment existed.
Deferred Income Taxes
We use the asset and liability approach for financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances based on our judgments and estimates are established when necessary to reduce deferred tax assets to the amount expected to be realized in future operating results. Company management believes that realization of deferred tax assets in excess of the valuation allowance is more likely than not. Our estimates are based on facts and circumstances in existence as well as interpretations of existing tax regulations and laws applied to the facts and circumstances, with the help of professional tax advisors. Therefore, we estimate and provide for amounts of additional income taxes that may be assessed by the various taxing authorities.
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
In July 2015, the FASB deferred the effective date by one year. With the deferral, this ASU is now effective for annual reporting periods beginning after December 15, 2017, with early adoption now permitted. We expect to adopt this standard on July 1, 2018 and are currently evaluating its expected impact on our financial statements.
Accounting Standards Update 2014-08 (Topics 205 and 360), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
On April 10, 2014, the FASB issued ASU 2014-08, which amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. The ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. The Company adopted this standard as of January 1, 2015. The adoption of this standard did not impact on our consolidated financial statements.
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
The Storage Solutions segment includes new construction of crude and refined products aboveground storage tanks (“ASTs”), as well as planned and emergency maintenance services. The Storage Solutions segment also includes balance of plant work in storage terminals and tank farms. Also included in the Storage Solutions segment is work related to specialty storage tanks, including liquefied natural gas (“LNG”), liquid nitrogen/liquid oxygen (“LIN/LOX”), liquid petroleum (“LPG”) tanks and other specialty vessels, including spheres. Finally, we offer AST products including floating roof seals.
The Industrial segment includes construction and maintenance work in the iron and steel and mining and minerals industries, bulk material handling and fertilizer production facilities, as well as work for clients in other industrial markets.
The majority of the work for all segments is performed in the United States, with 10.2% of revenues generated in Canada during fiscal 2015, 9.0% in fiscal 2014 and 8.7% in fiscal 2013. Revenues generated in Canada are expected to increase in fiscal 2016 compared to fiscal 2015. Significant period to period changes in revenues, gross profits and operating results are discussed below on a consolidated basis and for each segment.

Matrix Service Company
Results of Operations
(In thousands)

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
Fiscal Year 2015
Consolidated revenues	$257,930	$305,360	$503,123	$276,722	$1,343,135
Gross profit (loss)	(31,444)	25,394	58,085	35,335	87,370
Gross profit %	(12.2)%	8.3%	11.5%	12.8%	6.5%
Selling, general and administrative expenses	12,849	18,330	29,016	18,373	78,568
Operating income (loss)	(44,293)	7,064	29,069	16,962	8,802
Operating income %	(17.2)%	2.3%	5.8%	6.1%	0.7%
Fiscal Year 2014
Consolidated revenues	$205,570	$239,690	$610,896	$206,933	$1,263,089
Gross profit	20,629	26,912	68,448	20,484	136,473
Gross profit %	10.0%	11.2%	11.2%	9.9%	10.8%
Selling, general and administrative expenses	12,926	16,973	34,138	13,829	77,866
Operating income	7,703	9,939	34,310	6,655	58,607
Operating income %	3.7%	4.1%	5.6%	3.2%	4.6%
Fiscal Year 2013
Consolidated revenues	$171,204	$273,848	$393,201	$54,321	$892,574
Gross profit	21,754	32,879	37,455	2,614	94,702
Gross profit %	12.7%	12.0%	9.5%	4.8%	10.6%
Selling, general and administrative expenses	10,569	17,464	25,551	4,404	57,988
Operating income	11,185	15,415	11,904	(1,790)	36,714
Operating income %	6.5%	5.6%	3.0%	(3.3)%	4.1%
Variances Fiscal Year 2015 to Fiscal Year 2014 Increase/(Decrease)
Consolidated revenues	$52,360	$65,670	$(107,773)	$69,789	$80,046
Gross profit	(52,073)	(1,518)	(10,363)	14,851	(49,103)
Selling, general and administrative expenses	(77)	1,357	(5,122)	4,544	702
Operating income	(51,996)	(2,875)	(5,241)	10,307	(49,805)
Variances Fiscal Year 2014 to Fiscal Year 2013 Increase/(Decrease)
Consolidated revenues	$34,366	$(34,158)	$217,695	$152,612	$370,515
Gross profit	(1,125)	(5,967)	30,993	17,870	41,771
Selling, general and administrative expenses	2,357	(491)	8,587	9,425	19,878
Operating income	(3,482)	(5,476)	22,406	8,445	21,893

Fiscal 2015 Verses Fiscal 2014
Consolidated
Consolidated revenue was $1.343 billion in fiscal 2015, an increase of $80.0 million, or 6.3%, from consolidated revenue of $1.263 billion in fiscal 2014. As discussed in Note 2 - Acquisitions, the Company acquired Kvaerner North American Construction, which we refer to as Matrix NAC, late in the second quarter of fiscal 2014. The revenue increase is primarily attributable to the inclusion of a full year of Matrix NAC revenue in fiscal 2015 compared to less than seven months in fiscal 2014. On a segment basis, consolidated revenue increased in the Industrial, Oil Gas & Chemical and Electrical Infrastructure segments by $69.8 million, $65.7 million and $52.3 million respectively, partially offset by a decrease in the Storage Solutions segment of $107.8 million.
Consolidated gross profit was $87.4 million in fiscal 2015 compared to $136.5 million in fiscal 2014. Fiscal 2015 gross margins were reduced 4.3% to 6.5% due to an acquired EPC joint venture project charge of $53.4 million, as described in Note 3 - Uncompleted Contracts. Fiscal 2014 gross margins were 10.8%.
Consolidated SG&A expense was $78.6 million in fiscal 2015 compared to $77.9 million in the same period a year earlier. Fiscal 2014 SG&A expense included $2.0 million of Matrix NAC acquisition related costs. The remaining increase is primarily attributable to a full period of Matrix NAC costs in the current year compared to less than seven months in the prior year largely offset by lower incentive compensation costs in the current year due to reduced profitability. SG&A expense as a percentage of revenue was 5.8% in fiscal 2015 compared to 6.2% in the same period a year earlier.
Net interest expense was $0.8 million in fiscal 2015, and $1.4 million in the prior year. Fiscal 2015 results include $0.3 million of interest income attributable to an award received due to the settlement of a customer dispute.
The Company consolidates the joint venture described in Note 2 - Acquisitions, and reports a noncontrolling interest. Accordingly, the Company's operating income includes the noncontrolling interest holder's share of the acquired EPC project loss for which the Company does not receive a tax benefit. Our effective tax rate increased to 123.2% in fiscal 2015 compared to 35.1% in fiscal 2014. The inclusion of the acquired EPC joint venture project loss for fiscal year 2015 increased our effective tax rate by 86.2% . The inclusion of the acquired EPC joint venture project profit for fiscal year 2014 decreased our effective tax rate by 0.7%.
The fiscal 2015 effective tax rate includes an additional tax benefit of $0.6 million from the reinstatement of the R&D tax credit through calendar year 2014. For the twelve months ended June 30, 2015, the Company received a tax benefit of $1.2 million as the result of an increase in the estimated R&D tax credit. For the fiscal year ended June 30, 2014, the Company received a tax benefit of $1.7 million as the result of an increase in the estimated R&D tax credit.
Fiscal 2015 net income attributable to Matrix Service Company and the related fully diluted earnings per share were $17.2 million and $0.63, compared to $35.8 million and $1.33 in the same period a year earlier.
Electrical Infrastructure
Revenue for the Electrical Infrastructure segment increased $52.3 million to $257.9 million in fiscal 2015 compared to $205.6 million in the same period a year earlier. The increased revenue volume in fiscal 2015 was primarily due to the inclusion of a full year of Matrix NAC activity and the mobilization and ramp up of work on the recently announced combined cycle gas-fueled power generation station in Canada. The acquired EPC joint venture project charge reduced gross margins 22.2% to (12.2%) in fiscal 2015. In the fourth quarter of fiscal 2015, the Company achieved mechanical completion on the acquired EPC joint venture project, therefore, any future impact to earnings is not expected to be significant. Gross margins were 10.0% in the same period a year earlier.
Oil Gas & Chemical
Revenue for the Oil Gas & Chemical segment increased $65.7 million to $305.4 million in fiscal 2015 compared to $239.7 million in the same period a year earlier. The increased revenue was primarily due to higher levels of capital work as well as increases in turnaround and industrial cleaning work over the prior year. Gross margins were 8.3% in fiscal 2015 compared to 11.2% a year earlier. Fiscal 2015 margins were negatively affected by lower than expected profitability on a significant turnaround completed in the third quarter and under recovered construction overhead costs.

Storage Solutions
Revenue for the Storage Solutions segment decreased to $503.1 million in fiscal 2015 compared to $610.9 million in the same period a year earlier. Prior year results were positively affected by significant balance of plant work. In the current year, revenue in the domestic aboveground storage tank business increased but was more than offset by lower revenue in our Canadian business due to a project delay with a large customer. Fiscal 2015 gross margins were 11.5% compared to 11.2% in the same period in the prior year. The fiscal 2015 gross margin was negatively affected by the under recovery of construction overhead costs due to lower revenue. The fiscal 2014 gross margin of 11.2% was reduced by a project charge of $8.4 million.
Industrial
Revenue for the Industrial segment increased to $276.7 million in fiscal 2015 compared to $206.9 million in the same period a year earlier. The increase of $69.8 million was primarily due to the inclusion of Matrix NAC activity for the full twelve month period. Gross margins were 12.8% in fiscal 2015 compared to 9.9% in the same period a year earlier. The gross margins were higher than expected and primarily due to profit recognized on favorable project completions and a favorable settlement with a customer, partially offset by lower construction overhead cost recovery. The Company expects revenues in this segment to decline in fiscal 2016 due to the completion of a fertilizer project in fiscal 2015 and gross margins to be lower due to challenging conditions in the steel industry.
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
Non-GAAP Financial Measure
EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Consolidated Statements of Income entitled “Net Income” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

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

A reconciliation of EBITDA to net income follows:

	Twelve Months Ended
	June 30, 2015	June 30, 2014	June 30, 2013
	(in thousands)
Net income attributable to Matrix Service Company	$17,157	$35,810	$24,008
Interest expense	1,236	1,436	800
Provision for income taxes	10,090	19,934	11,908
Depreciation and amortization	23,480	18,518	12,782
EBITDA	$51,963	$75,698	$49,498
FINANCIAL CONDITION AND LIQUIDITY
Overview
We define liquidity as the ability to pay our liabilities as they become due, fund business operations and meet all contractual or financial obligations. Our primary sources of liquidity in fiscal 2015 were cash on hand at the beginning of the year, capacity under our credit facility, and cash generated from operations. Cash on hand at June 30, 2015 totaled $79.2 million and availability under the credit facility totaled $95.6 million, resulting in total liquidity of $174.8 million. The United States dollar equivalent of Canadian deposits totaled $39.9 million and is included in our consolidated cash balance. We expect to fund our operations for the next twelve months through the use of cash generated from operations, existing cash balances and borrowings under our credit facility, as necessary.
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
The acquisition of HDB Ltd. Limited Partnership discussed in Note 2 of the Notes to Consolidated Financial Statements included in Part 2, Item 8 of this Annual Report on Form 10-K was funded with cash on hand. The Company believes that the remaining availability under the credit facility, as discussed under the caption "Senior Revolving Credit Facility" included in this Financial Condition and Liquidity section of the Form 10-K, along with cash on hand and cash generated from operations will provide sufficient liquidity to achieve both our short and long-term business objectives.
The impact of the acquired EPC joint venture project charges on our net income and EBITDA also discussed in Note 2 of the Notes to Consolidated Financial Statements has resulted in a significant short term capacity constraint on the Company's senior revolving credit facility. Although the constraint does reduce our liquidity, the Company believes that the remaining availability under our credit facility, as discussed under the caption "Senior Revolving Credit Facility" included in this Financial Condition and Liquidity section of the Form 10-Q, along with cash on hand and cash generated from operations will provide sufficient liquidity to achieve both our short and long-term business objectives.
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities for the twelve months ended June 30, 2015 totaled $24.4 million. Major components of cash flows from operating activities for the year ending June 30, 2015 are as follows:

Net Cash Provided by Operating Activities
(In thousands)

Net income (loss)	$(1,898)
Non-cash expenses	28,085
Deferred income tax	(1,052)
Cash effect of changes in operating assets and liabilities	(935)
Other	238
Net cash provided by operating activities	$24,438
The cash effect of significant changes in operating assets and liabilities from June 30, 2015 in comparison to June 30, 2014 include the following, net of the effects from acquisitions:

•
Accounts receivable decreased $6.8 million due primarily to the timing of project billings and collections. The Company's receivable aging categories have not deteriorated and we do not anticipate any unusual collection difficulties.

•
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") increased $13.1 million while billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") decreased $11.7 million. The changes were driven by increased business activity for the fiscal 2015 fourth quarter in comparison to the fiscal 2014 fourth quarter, driving a higher CIE balance, along with the timing of invoice billings and collections, driving a lower BIE balance. CIE and BIE balances can experience significant day-to-day fluctuations based on the timing of when job costs are incurred, the invoicing of those job costs to the customer and subsequent cash collection, and other working capital management factors. The net change in CIE and BIE decreased $24.8 million for the twelve months ended June 30, 2015. This change was primarily attributable to overall increased business activity for the fiscal 2015 fourth quarter in comparison to the fiscal 2014 fourth quarter. See the Consolidated Statement of Cash Flows at Part 2, Item 8 of this Annual Report on Form 10-K for adjustments to net income and the impact of operating activities.

•
Accounts payable increased by $13.0 million primarily due to overall increased business activity for the fiscal 2015 fourth quarter in comparison to the fiscal 2014 fourth quarter and the timing of payments.

•	Accrued wages and benefits decreased $9.5 million due primarily to lower short term incentive accrual.
Cash Flows Used for Investing Activities
Investing activities used $20.6 million of cash in the twelve months ended June 30, 2015 due to capital expenditures of $15.8 million and the net purchase price of $5.6 million for the acquisition of HDB as discussed in Note 2 - Acquisitions, partially offset by proceeds from asset dispositions of $0.8 million. Capital expenditures included $5.5 million for the purchase of construction and fabrication equipment and small tools, $3.6 million for transportation equipment, $5.5 million for office equipment and software, and $1.2 million for land and buildings. The Company's known and expected future purchase obligations relating to capital expenditures is approximately $20.0 million.
Cash Flows Used for Financing Activities

Financing activities provided $0.8 million of cash in the twelve months ended June 30, 2015 . Borrowings under our Credit Agreement of $11.2 million were more than offset by borrowing payments of $14.0 million. The exercise of stock options provided $0.5 million of cash. The excess tax benefit of exercised stock options and vesting of deferred shares provided $1.8 million of cash. The repurchase of common stock for payment of statutory taxes due on equity-based compensation used $2.5 million of cash. The Company used $5.0 million of cash for the purchase of Company stock as permitted under the Company's stock buyback program. Capital contributions from the non-controlling interest holder's share of the acquired EPC joint venture provided $8.5 million of cash. Cash received from employees for the purchase of shares in connection with the Company's Employee Stock Purchase Plan provided $0.3 million of cash.
Borrowings during fiscal 2015 under our Credit Agreement were used for Canadian dollar advances required for short-term working capital, including cross-border purchases of materials and services.
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
The Unused Revolving Credit Facility Fee is between 0.20% and 0.35% based on the Senior Leverage Ratio.
The Credit Agreement includes a Senior Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended June 30, 2015, Consolidated EBITDA, as defined in the Credit Agreement, was $58.0 million. Accordingly, at June 30, 2015, there was a restriction on our ability to access the full amount of the credit facility. Consolidated Funded Indebtedness at June 30, 2014 was $42.4 million.

Availability under the credit facility is as follows:

	June 30, 2015	June 30, 2014
	(In thousands)
Senior credit facility	$200,000	$200,000
Capacity constraint due to the Senior Leverage Ratio	54,968	—
Capacity under the credit facility	145,032	200,000
Borrowings outstanding	8,804	11,621
Letters of credit	40,587	23,017
Availability under the credit facility	$95,641	$165,362
The Company is in compliance with all other affirmative, negative, and financial covenants under the Credit Agreement.
At June 30, 2015, the Company was at the lowest margin tier for the LIBOR, Alternate Base Rate, CDOR and Canadian Prime Rate loans and the lowest tier for the Unused Revolving Credit Facility Fee.
Dividend Policy
We have never paid cash dividends on our common stock, and the terms of our Credit Agreement limit the amount of cash dividends we can pay. Under our Credit Agreement, we may declare and pay cash dividends on our capital stock during any fiscal year up to an amount which, when added to all other cash dividends paid during such fiscal year, does not exceed 50% of our cumulative net income for such fiscal year to date. While we currently do not intend to pay cash dividends, any future dividend payments will depend on our financial condition, capital requirements and earnings as well as other relevant factors.
Treasury Shares
On November 4, 2014 the Board of Directors approved a stock buyback program that replaced the program that had been in place since November 2012. The new program, which expires on December 31, 2016, allows the Company to purchase up to $25.0 million of common stock annually if sufficient liquidity exists and management believes the purchase would be accretive to the Company's stockholders. The annual $25.0 million limitation is applied on a calendar year basis. The cumulative number of shares repurchased cannot exceed 2,653,399, which represents 10% of the shares outstanding on the date the new repurchase program was approved. The Company used $5.0 million to purchase 283,772 shares under the stock buyback program in fiscal 2015.
In addition to the stock buyback program, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix withheld 105,058 shares during fiscal 2015 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares.
The Company has 1,447,394 treasury shares as of June 30, 2015 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.
Commitments and Off-Balance Sheet Arrangements
As of June 30, 2015, the following commitments and off-balance sheet arrangements were in place to support our ordinary course obligations:

	Commitments by Expiration Period
	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years	Total
	(In thousands)
Letters of credit (1)	$40,587	$—	$—	$—	$40,587
Surety bonds	152,601	5,728	11	—	158,340
Total	$193,188	$5,728	$11	$—	$198,927

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
Contractual obligations at June 30, 2015 are summarized below:

	Contractual Obligations by Expiration Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In thousands)
Total debt, excluding interest (1)	$—	$8,804	$—	$—	$8,804
Interest payments on debt (1)	224	615	—	—	839
Operating leases	4,955	10,098	1,954	7,676	24,683
Purchase obligations	3,042	5,558	—	—	8,600
Total contractual obligations	$8,221	$25,075	$1,954	$7,676	$42,926

(1) Assumes total debt principle at 6/30/2015 is carried to maturity with no future borrowings or repayments. Interest payments on debt assumes the lowest margin tier that the Company was at for the fiscal year ended 2015.
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
Financial instruments with interest rate risk at June 30, 2015 were as follows:

	Maturity by Fiscal Year						Fair Value as of June 30, 2015
	2016	2017	2018	2019	2020	Total
	(In thousands)
Long-term debt:
Variable rate debt (1)	$—	$—	$—	$8,804	$—	$8,804	$8,804

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

Foreign Currency Risk
Matrix Service Company has subsidiaries with operations in Canada with the Canadian dollar as their functional currency. Historically, movements in the foreign currency exchange rate have not significantly impacted results. However, further growth in our Canadian operations and significant fluctuations in the Canadian Dollar/U.S. Dollar exchange rate could impact the Company’s financial results in the future. Management has not entered into derivative instruments to hedge foreign currency risk, but periodically evaluates the materiality of our foreign currency exposure. To mitigate our risk, on occasion we borrow Canadian dollars under our credit facility to settle U.S. dollar account balances. A 10% unfavorable change in the Canadian dollar against the U. S. dollar would not have had a material impact on the financial results of the Company for the fiscal year ended June 30, 2015.
Commodity Price Risk
The Company has no direct commodity exposure, but we do have exposure to materials derived from certain commodities including steel plate, steel pipe, and copper which are key materials used by the Company. Supplies of these materials are available throughout the United States and worldwide. We anticipate that adequate amounts of these materials will be available in the foreseeable future. However, the price, quantity, and delivery schedules of these materials could change rapidly due to various factors, including producer capacity, the level of foreign imports, worldwide demand, the imposition or removal of tariffs on imported steel and other market conditions. We mitigate these risks primarily by procuring materials upon contract execution to ensure that our purchase price approximates the costs included in the project estimate, and also by negotiating contract escalation clauses to cover unexpected costs due to fluctuations in materials derived from certain commodities.

Item 8. Financial Statements and Supplementary Data

Financial Statement Schedules
The financial statement schedule is filed as a part of this report under Schedule II – Valuation and Qualifying Accounts for the three fiscal years ended June 30, 2015, June 30, 2014 and June 30, 2013 immediately following Quarterly Financial Data (Unaudited). All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on this assessment, the Company’s management has concluded that the Company’s internal control over financial reporting as of June 30, 2015 was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. Deloitte & Touche LLP’s report on the Company’s internal control over financial reporting is included herein.

/S/ John R. Hewitt	/S/ Kevin S. Cavanah
John R. Hewitt	Kevin S. Cavanah
President and Chief Executive Officer	Vice President and Chief Financial Officer
September 11, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Matrix Service Company
Tulsa, Oklahoma
We have audited the accompanying consolidated balance sheets of Matrix Service Company and subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended June 30, 2015.  Our audits also included the financial statement schedule listed in the Index at Item 15.  We also have audited the Company's internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Matrix Service Company and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ DELOITTE & TOUCHE LLP
Tulsa, Oklahoma
September 11, 2015

Matrix Service Company
Consolidated Statements of Income
(In thousands, except per share data)

	Twelve Months Ended
	June 30, 2015	June 30, 2014	June 30, 2013
Revenues	$1,343,135	$1,263,089	$892,574
Cost of revenues	1,255,765	1,126,616	797,872
Gross profit	87,370	136,473	94,702
Selling, general and administrative expenses	78,568	77,866	57,988
Operating income	8,802	58,607	36,714
Other income (expense):
Interest expense	(1,236)	(1,436)	(800)
Interest income	468	112	32
Other	158	(472)	(30)
Income before income tax expense	8,192	56,811	35,916
Provision for federal, state and foreign income taxes	10,090	19,934	11,908
Net income (loss)	(1,898)	36,877	24,008
Less: Net income (loss) attributable to noncontrolling interest	(19,055)	1,067	—
Net income attributable to Matrix Service Company	$17,157	$35,810	$24,008
Basic earnings per common share	$0.64	$1.36	$0.92
Diluted earnings per common share	$0.63	$1.33	$0.91
Weighted average common shares outstanding:
Basic	26,603	26,288	25,962
Diluted	27,177	26,976	26,358

See accompanying notes

Matrix Service Company
Consolidated Statements of Comprehensive Income
(In thousands)

	Twelve Months Ended
	June 30, 2015	June 30, 2014	June 30, 2013
Net income (loss)	$(1,898)	$36,877	$24,008
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (net of tax of $606, $116 and $190)	(5,744)	(409)	(544)
Comprehensive income (loss)	(7,642)	36,468	23,464
Less: Comprehensive income (loss) attributable to noncontrolling interest	(19,055)	1,067	—
Comprehensive income attributable to Matrix Service Company	$11,413	$35,401	$23,464

See accompanying notes

Matrix Service Company
Consolidated Balance Sheets
(In thousands)

	June 30, 2015	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$79,239	$77,115
Accounts receivable, less allowances (2015 - $561 ; 2014 - $204)	199,149	204,692
Costs and estimated earnings in excess of billings on uncompleted contracts	86,071	73,008
Inventories	2,773	3,045
Income taxes receivable	579	2,797
Deferred income taxes	8,298	5,994
Other current assets	5,660	8,897
Total current assets	381,769	375,548
Property, plant and equipment, at cost:
Land and buildings	32,746	31,737
Construction equipment	87,561	82,745
Transportation equipment	47,468	42,087
Office equipment and software	28,874	26,026
Construction in progress	5,196	9,892
Total property, plant and equipment - at cost	201,845	192,487
Accumulated depreciation	(116,782)	(103,315)
Property, plant and equipment - net	85,063	89,172
Goodwill	71,518	69,837
Other intangible assets	23,961	28,676
Deferred income taxes - noncurrent	2,073	—
Other assets	3,947	5,699
Total assets	$568,331	$568,932

See accompanying notes

Matrix Service Company
Consolidated Balance Sheets (continued)
(In thousands, except share data)

	June 30, 2015	June 30, 2014
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$125,792	$111,863
Billings on uncompleted contracts in excess of costs and estimated earnings	96,704	108,440
Accrued wages and benefits	26,725	36,226
Accrued insurance	8,100	8,605
Income taxes payable	3,268	481
Deferred income taxes	473	—
Other accrued expenses	6,498	4,246
Total current liabilities	267,560	269,861
Deferred income taxes - noncurrent	7,413	5,167
Borrowings under senior credit facility	8,804	11,621
Total liabilities	283,777	286,649
Commitments and contingencies
Stockholders’ equity:
Matrix Service Company stockholders' equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of June 30, 2015 and June 30, 2014; 26,440,823 and 26,434,447 shares outstanding as of June 30, 2015 and June 30, 2014	279	279
Additional paid-in capital	123,038	119,777
Retained earnings	194,394	177,237
Accumulated other comprehensive loss	(5,926)	(182)
	311,785	297,111
Less treasury stock, at cost — 1,447,394 and 1,453,770 shares as of June 30, 2015 and June 30, 2014	(18,489)	(16,595)
Total Matrix Service Company stockholders' equity	293,296	280,516
Noncontrolling interest	(8,742)	1,767
Total stockholders' equity	284,554	282,283
Total liabilities and stockholders’ equity	$568,331	$568,932

See accompanying notes

Matrix Service Company
Consolidated Statements of Cash Flows
(In thousands)

	Twelve Months Ended
	June 30, 2015	June 30, 2014	June 30, 2013
Operating activities:
Net income (loss)	$(1,898)	$36,877	$24,008
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	23,480	18,518	12,782
Stock-based compensation expense	6,302	5,688	3,831
Deferred income taxes	(1,052)	(3,852)	1,932
Provision for uncollectible accounts	357	(159)	714
Impairment of intangible asset	—	—	255
(Gain) loss on sale of property, plant and equipment	(252)	109	(1)
Other	238	208	163
Excess tax benefit of exercised stock options and vesting of deferred shares	(1,802)	(1,730)	(37)
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects from acquisitions:
Accounts receivable	6,831	(31,395)	(32,408)
Costs and estimated earnings in excess of billings on uncompleted contracts	(13,063)	13,540	(5,211)
Inventories	272	(11)	(1,394)
Other assets and liabilities	11,558	351	(2,157)
Accounts payable	12,957	29,234	19,256
Billings on uncompleted contracts in excess of costs and estimated earnings	(11,736)	3,142	32,555
Accrued expenses	(7,754)	6,468	2,796
Net cash provided by operating activities	24,438	76,988	57,084
Investing activities:
Acquisition of property, plant and equipment	(15,773)	(23,589)	(23,231)
Acquisitions, net of cash acquired (Note 2)	(5,551)	(51,607)	(9,394)
Proceeds from asset sales	750	553	186
Net cash used for investing activities	$(20,574)	$(74,643)	$(32,439)

See accompanying notes

Matrix Service Company
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Twelve Months Ended
	June 30, 2015	June 30, 2014	June 30, 2013
Financing activities:
Capital contributions from noncontrolling interest	$8,546	$—	$—
Exercise of stock options	493	1,175	875
Capital lease payments	—	—	(42)
Excess tax benefit of exercised stock options and vesting of deferred shares	1,802	1,730	37
Advances under credit agreement	11,165	87,826	25,565
Repayments of advances under credit agreement	(13,982)	(76,205)	(25,565)
Payment of debt amendment fees	—	(657)	—
Proceeds from issuance of common stock under employee stock purchase plan	298	136	54
Open market purchase of treasury shares	(5,000)	—	—
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(2,528)	(1,776)	(1,162)
Net cash provided (used) for financing activities	794	12,229	(238)
Effect of exchange rate changes on cash	(2,534)	(1,209)	(383)
Net increase (decrease) in cash and cash equivalents	2,124	13,365	24,024
Cash and cash equivalents, beginning of period	77,115	63,750	39,726
Cash and cash equivalents, end of period	$79,239	$77,115	$63,750
Other cash flow information:
Cash paid during the period for:
Income taxes	$6,960	$19,160	$12,242
Interest	$1,281	$1,224	$610
Non-cash investing:
Purchases of property, plant and equipment on account	$439	$527	$1,146

See accompanying notes

Matrix Service Company
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Non- Controlling Interest	Total
Balances, July 1, 2012	$279	$116,693	$117,419	$(24,065)	$771	$—	$211,097
Net income	—	—	24,008	—	—	—	24,008
Other comprehensive loss	—	—	—	—	(544)	—	(544)
Exercise of stock options (97,840 shares)	—	(662)	—	1,537	—	—	875
Tax effect of exercised stock options and vesting of deferred shares	—	3	—	—	—	—	3
Issuance of deferred shares (367,449 shares)	—	(1,667)	—	1,667	—	—	—
Treasury Shares sold to Employee Stock Purchase Plan (4,452 shares) (Note 12)	—	(8)	—	62	—	—	54
Treasury shares repurchased to satisfy tax withholding obligations (107,344 shares)	—	—	—	(1,162)	—	—	(1,162)
Stock-based compensation expense	—	3,831	—	—	—	—	3,831
Balances, June 30, 2013	279	118,190	141,427	(21,961)	227	—	238,162
Net income	—	—	35,810	—	—	1,067	36,877
Other comprehensive loss	—	—	—	—	(409)	—	(409)
Consolidated joint venture included in acquisition (Note 2)	—	—	—	—	—	700	700
Exercise of stock options (134,450 shares)	—	(1,190)	—	2,365	—	—	1,175
Tax effect of exercised stock options and vesting of deferred shares	—	1,730	—	—	—	—	1,730
Issuance of deferred shares (266,209 shares)	—	(4,680)	—	4,680	—	—	—
Treasury Shares sold to Employee Stock Purchase Plan (5,440 shares) (Note 12)	—	39	—	97	—	—	136
Treasury shares repurchased to satisfy tax withholding obligations (80,096 shares)	—	—	—	(1,776)	—	—	(1,776)
Stock-based compensation expense	—	5,688	—	—	—	—	5,688
Balances, June 30, 2014	279	119,777	177,237	(16,595)	(182)	1,767	282,283
Capital contributions from Non-Controlling Interest	—	—	—	—	—	8,546	8,546
Net income (loss)	—	—	17,157	—	—	(19,055)	(1,898)
Other comprehensive loss	—	—	—	—	(5,744)	—	(5,744)
Exercise of stock options (55,200 shares)	—	(275)	—	768	—	—	493
Tax effect of exercised stock options and vesting of deferred shares	—	1,802	—	—	—	—	1,802
Issuance of deferred shares (326,763 shares)	—	(4,702)	—	4,702	—	—	—
Treasury Shares Sold to Employee Stock Purchase Plan (13,243 shares) (Note 12)	—	134	—	164	—	—	298
Open market purchases of treasury shares (283,772)	—	—	—	(5,000)	—	—	(5,000)
Treasury shares repurchased to satisfy tax withholding obligations (105,058 shares)	—	—	—	(2,528)	—	—	(2,528)
Stock-based compensation expense	—	6,302	—	—	—	—	6,302
Balances, June 30, 2015	$279	$123,038	$194,394	$(18,489)	$(5,926)	$(8,742)	$284,554

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
Cash Equivalents
The Company includes as cash equivalents all investments with original maturities of three months or less which are readily convertible into cash. The Company had approximately $0.3 million of restricted cash related to a customer deposit at June 30, 2015 and $0.3 million of restricted cash at June 30, 2014. We have cash on deposit at June 30, 2015 with banks in the United States and Canada in excess of Federal Deposit Insurance Corporation ("FDIC") or Canada Deposit Insurance Corporation ("CDIC") insurance limits, respectively.
Accounts Receivable
Accounts receivable are carried on a gross basis, less the allowance for uncollectible accounts. The Company’s customers consist primarily of major integrated oil companies, steel companies, independent refiners and marketers, power companies, petrochemical companies, pipeline companies, mining companies, contractors and engineering firms. The Company is exposed to the risk of individual customer defaults or depressed cycles in our customers’ industries. To mitigate this risk many of our contracts require payment as projects progress or advance payment in some circumstances. In addition, in most cases the Company can place liens against the property, plant or equipment constructed or terminate the contract if a material contract default occurs. Management estimates the allowance for uncollectible accounts based on existing economic conditions, the financial condition of its customers and the amount and age of past due accounts. Accounts are written off against the allowance for uncollectible accounts only after all collection attempts have been exhausted.
Retentions
Accounts receivable at June 30, 2015 and June 30, 2014 included retentions to be collected within one year of $25.2 million and $30.0 million, respectively. Contract retentions collectible beyond one year are included in Other Assets in the Consolidated Balance Sheets and totaled $2.8 million at June 30, 2015 and $4.3 million at June 30, 2014. Accounts payable included retentions of $10.2 million at June 30, 2015 and $10.4 million at June 30, 2014.
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

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

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
Income Taxes
We use the asset and liability approach for financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances based on our judgments and estimates are established when necessary to reduce deferred tax assets to the amount expected to be realized in future operating results. Company management believes that realization of deferred tax assets in excess of the valuation allowance is more likely than not. Our estimates are based on facts and circumstances in existence as well as interpretations of existing tax regulations and

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

laws applied to the facts and circumstances, with the help of professional tax advisors. Therefore, we estimate and provide for amounts of additional income taxes that may be assessed by the various taxing authorities.
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
In July 2015, the FASB deferred the effective date by one year. With the deferral, this ASU is now effective for annual reporting periods beginning after December 15, 2017, with early adoption now permitted. We expect to adopt this standard on July 1, 2018 and are currently evaluating its expected impact on our financial statements.
Accounting Standards Update 2014-08 (Topics 205 and 360), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
On April 10, 2014, the FASB issued ASU 2014-08, which amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. The ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. The Company adopted this standard as of January 1, 2015. The adoption of this standard did not impact on our consolidated financial statements.
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

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Note 2—Acquisitions
Purchase of HDB Ltd. Limited Partnership
On August 22, 2014, the Company purchased substantially all of the assets of HDB Ltd. Limited Partnership ("HDB"). HDB, headquartered in Bakersfield, California provides construction, fabrication and turnaround services to energy companies throughout California's central valley. The acquisition advanced a strategic goal of the Company to expand into the upstream energy market. The acquisition purchase price was $5.6 million and was funded with cash on hand. Commencing on August 22, 2014, HDB's operating results are included in the Oil Gas & Chemical Segment.
The purchase price was allocated to the major categories of assets and liabilities based on their estimated fair value at the acquisition date. The following table summarizes the preliminary purchase price allocation:

Current assets	$1,645
Property, plant and equipment	1,001
Tax deductible goodwill	3,065
Other intangible assets	900
Total assets acquired	6,611
Current liabilities	1,060
Net assets acquired	$5,551
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
The Company purchased KNAC for $88.3 million The acquisition was funded through a combination of cash-on-hand and borrowings under our senior revolving credit facility. The purchase price was allocated to the major categories of assets and liabilities based on their estimated fair value at the acquisition date. The following table summarizes the final purchase price allocation (in thousands):

Current assets	$83,575
Property, plant and equipment	11,377
Goodwill	39,295
Other intangible assets	24,009
Total assets acquired	158,256
Current liabilities	68,115
Deferred income taxes	1,179
Noncontrolling interest of consolidated joint venture	700
Net assets acquired	88,262
Cash acquired	36,655
Net purchase price	$51,607
Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. This acquisition generated $39.3 million of goodwill, of which $30.7 million is tax deductible.

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

The equity in the consolidated joint venture represents the acquired equity in KVPB Power Partners. KVPB Power Partners was subsequently renamed MXPB Power Partners, which we refer to as the "acquired EPC joint venture project". The acquired EPC joint venture project was formed by KNAC and an engineering firm to engineer and construct a combined cycle power plant in Dover, Delaware. The Company holds a 65% voting and economic interest in the acquired EPC joint venture project. The total acquired equity of the acquired EPC joint venture project was $2.0 million of which the Company's portion was approximately $1.3 million and the other party's non-controlling portion was approximately $0.7 million.
The Company incurred approximately $2.0 million of expenses related to the acquisition in the second quarter of fiscal 2014; therefore, such expenses are included in our results as selling, general and administrative costs for the year ended June 30, 2014.
The unaudited financial information in the table below summarizes the combined results of operations of Matrix Service Company and Matrix NAC for the for the twelve months ended June 30, 2014 and June 30, 2013, on a pro forma basis, as though the companies had been combined as of July 1, 2012. The pro forma earnings for the twelve months ended June 30, 2014 and were adjusted to include incremental intangible amortization expense of $4.1 million and depreciation expense of $1.3 million. The pro forma earnings for the twelve months ended June 30, 2013 were adjusted to include incremental amortization expense of $4.1 million and depreciation expense of $1.3 million. Additionally, $0.6 million of income from a one-time KNAC tax settlement and $2.0 million of acquisition-related expenses were removed from the twelve months ended June 30, 2014. The $2.0 million of acquisition-related expenses were included in the twelve months ended June 30, 2013 as if the acquisition occurred at July 1, 2012. The pro forma financial information presented in the table below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at July 1, 2012 nor should it be taken as indicative of our future consolidated results of operations.

	Twelve Months Ended
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

	June 30, 2015	June 30, 2014
	(In thousands)
Costs and estimated earnings recognized on uncompleted contracts	$1,633,780	$1,435,242
Billings on uncompleted contracts	1,644,413	1,470,674
	$(10,633)	$(35,432)
Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$86,071	$73,008
Billings on uncompleted contracts in excess of costs and estimated earnings	96,704	108,440
	$(10,633)	$(35,432)
Other
In the twelve months ended June 30, 2015, our results of operations were materially impacted by charges resulting from a change in estimate related to an acquired EPC joint venture project in the Electrical Infrastructure segment, as described in Note 2 - Acquisitions. The charges resulted in a reduction to operating income of $53.4 million and an after-tax reduction of $18.3 million to net income attributable to Matrix Service Company for the twelve months ended June 30, 2015. The charge was a result of labor compression and productivity losses, as well as technical issues that created rework, installation and commissioning complexity, all of which pushed the completion date and project costs beyond the previous forecasts. The Company reached substantial completion in the fourth quarter of fiscal 2015 for this project; therefore, any future impact to earnings is not expected to be significant.
In the twelve months ended June 30, 2014, our results of operations were materially impacted by a charge resulting from a change in estimate on an aboveground storage tank project. The charge resulted in an $8.4 million decrease in operating income for the twelve months ended June 30, 2014.

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Note 4—Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Goodwill	$29,666	$8,088	$10,985	$7,097	$55,836
Cumulative impairment loss	(17,653)	(3,000)	(922)	(3,425)	(25,000)
Net balance at June 30, 2013	12,013	5,088	10,063	3,672	30,836
Purchase of Kvaerner North American Construction (Note 2)	31,259	5,855	—	1,962	39,076
Translation adjustment	(29)	—	(36)	(10)	(75)
Net balance at June 30, 2014	43,243	10,943	10,027	5,624	69,837
Acquisition related adjustments	175	—	—	44	219
Purchase of HDB (Note 2)	—	3,065	—	—	3,065
Translation adjustment	(1,044)	—	(363)	(196)	(1,603)
Net balance at June 30, 2015	$42,374	$14,008	$9,664	$5,472	$71,518
The translation adjustments relate to the periodic translation of Canadian Dollar denominated goodwill recorded as a part of a prior Canadian acquisition as well as the periodic translation of the Canadian entity acquired with the purchase of Kvaerner North American Construction (Note 2) through June 30, 2015. The cumulative impairment loss shown in the table above occurred as a result of the Company’s operating performance in fiscal 2005.
Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At June 30, 2015
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 15	$2,460	$(1,086)	$1,374
Customer based	1.5 to 15	27,837	(7,109)	20,728
Non-compete agreements	4 to 5	1,354	(802)	552
Trade names	3 to 5	1,615	(308)	1,307
Total amortizing intangibles		33,266	(9,305)	23,961

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

		At June 30, 2014
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 15	$2,460	$(920)	$1,540
Customer based	1.5 to 15	27,662	(2,949)	24,713
Non-compete agreements	3 to 5	1,312	(471)	841
Trade name	5	165	(33)	132
Total amortizing intangibles		31,599	(4,373)	27,226
Trade name	Indefinite	1,450	—	1,450
Total intangible assets		$33,049	$(4,373)	$28,676
Each reporting period, the Company evaluates the remaining useful lives of intangible assets not being amortized to determine whether facts and circumstances continue to support an indefinite useful life. Based on this analysis, effective December 31, 2014, the Company redesignated a trade name with a value of $1.5 million from an indefinite lived to a definite lived intangible asset and assigned a useful life of three years. The change in designation was an impairment indicator. The Company conducted an impairment analysis and concluded that no impairment existed.
Amortization expense totaled $5.0 million, $2.8 million, and $0.4 million in fiscal 2015, 2014, and 2013, respectively. We estimate that future amortization of other intangible assets will be as follows (in thousands):

For year ending:
June 30, 2016	$3,334
June 30, 2017	3,250
June 30, 2018	2,909
June 30, 2019	2,543
June 30, 2020	2,543
Thereafter	9,382
Total estimated amortization expense	$23,961
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

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

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
The Unused Credit Facility Fee is between 0.20% and 0.35% based on the Senior Leverage Ratio.
Under our Credit Agreement, we may declare and pay dividends on our capital stock during any fiscal year up to an amount which, when added to all other dividends paid during such fiscal year, does not exceed 50% of our cumulative net income for such fiscal year to date. We currently have no future plans to pay cash dividends.
The Credit Agreement includes a Senior Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended June 30, 2015, Consolidated EBITDA, as defined in the Credit Agreement, was $58.0 million. Accordingly, at June 30, 2015, there was a restriction on our ability to access the full amount of the credit facility. Consolidated Funded Indebtedness at June 30, 2015 was $42.4 million.
 Availability under the credit facility is as follows:

	June 30, 2015	June 30, 2014
	(In thousands)
Senior credit facility	$200,000	$200,000
Capacity constraint due to the Senior Leverage Ratio	54,968	—
Capacity under the credit facility	145,032	200,000
Letters of credit issued	40,587	23,017
Borrowings outstanding	8,804	11,621
Availability under the senior credit facility	$95,641	$165,362
Outstanding borrowings at June 30, 2015 under our Credit Agreement were used for Canadian dollar advances required for short term working capital, including cross-border purchases of materials and services.
The Company is in compliance with all other affirmative, negative, and financial covenants under the Credit Agreement.
Note 6—Income Taxes
The sources of pretax income are as follows:

	Twelve Months Ended
	June 30, 2015	June 30, 2014	June 30, 2013
	(In thousands)
Domestic	$(4,001)	$60,129	$37,876
Foreign	12,193	(3,318)	(1,960)
Total	$8,192	$56,811	$35,916
For fiscal 2015 and 2014, domestic pretax income included a loss of $19.1 million and income of $1.1 million, respectively, related to our acquired EPC joint venture project. The Company consolidates the acquired EPC joint venture project and reports a noncontrolling interest. Accordingly, the Company's pretax income includes the noncontrolling interest holder's share of the acquired EPC project loss for which the Company does not receive a tax benefit.

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

The components of the provision for income taxes are as follows:

	Twelve Months Ended
	June 30, 2015	June 30, 2014	June 30, 2013
	(In thousands)
Current:
Federal	$7,535	$19,870	$8,260
State	1,606	3,117	1,268
Foreign	1,791	613	449
	10,932	23,600	9,977
Deferred:
Federal	1,803	(3,951)	1,801
State	(362)	(51)	126
Foreign	(2,283)	336	4
	(842)	(3,666)	1,931
	$10,090	$19,934	$11,908
The difference between the expected income tax provision applying the domestic federal statutory tax rate and the reported income tax provision is as follows:

	Twelve Months Ended
	June 30, 2015	June 30, 2014	June 30, 2013
	(In thousands)
Expected provision for Federal income taxes at the statutory rate	$2,868	$19,887	$12,570
State income taxes, net of Federal benefit	1,023	2,275	1,252
Deemed foreign dividends	1,462	—	—
Charges without tax benefit	1,478	1,405	1,231
Change in valuation allowance	25	—	(140)
IRC S199 deduction	—	(1,546)	(844)
Foreign tax credits	(1,433)	—	—
Research & Development Credit	(1,197)	(1,793)	(1,450)
Foreign tax differential	(529)	(182)	(160)
Other	(276)	262	(551)
Noncontrolling interest	6,669	(374)	—
Provision for income taxes	$10,090	$19,934	$11,908

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30, 2015	June 30, 2014
	(In thousands)
Deferred tax assets:
Warranty reserve	$312	$234
Bad debt reserve	164	80
Paid-time-off accrual	765	712
Insurance reserve	2,178	2,519
Legal reserve	382	356
Net operating loss benefit and credit carryforwards	7,380	4,061
Valuation allowance	(115)	(90)
Accrued compensation and pension	1,059	2,187
Stock compensation expense on nonvested deferred shares	3,080	1,969
Accrued losses	970	1,488
Other—net	897	314
Total deferred tax assets	17,072	13,830
Deferred tax liabilities:
Tax over book depreciation	9,987	8,537
Tax over book amortization	1,658	1,903
Branch future liability	2,193	—
Prepaid insurance	160	2,104
Other—net	589	459
Total deferred tax liabilities	14,587	13,003
Net deferred tax asset (liability)	$2,485	$827

As reported in the consolidated balance sheets:

	June 30, 2015	June 30, 2014
	(In thousands)
Current deferred tax assets	$8,298	$5,994
Non-current deferred tax assets	2,073	—
Current deferred tax liabilities	(473)	—
Non-current deferred tax liabilities	(7,413)	(5,167)
Net deferred tax asset (liability)	$2,485	$827
The Company has state net operating loss carryforwards, state tax credit carryforwards, federal foreign tax credit carryforwards, foreign net operating loss carryforwards and foreign tax credit carryforwards.  The valuation allowance at June 30, 2015 and June 30, 2014 reduces the recognized tax benefit of these carryforwards to an amount that is more likely than not to be realized.  These carryforwards will generally expire as shown below:

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Item	Expiration Period	Amount (in thousands)
State net operating losses	June 2024 to June 2031	$2,229
State tax credits	No expiration	316
Federal foreign tax credits	June 2016 to June 2024	3,371
Foreign net operating losses	June 2027 to June 2034	8,656
Foreign tax credits	June 2033	$16
In general, it is the practice and intention of the Company to reinvest the earnings of its Canadian subsidiaries in these operations. Such amounts become subject to United States taxation upon the remittance of dividends and under certain other circumstances. As of June 30, 2015, unremitted earnings of foreign subsidiaries, which have been or are intended to be permanently invested, aggregated to approximately $5.1 million. We anticipate that any deferred tax liability related to the investment in these foreign subsidiaries could be offset by foreign tax credits.
The Company files tax returns in several taxing jurisdictions in the United States and Canada. With few exceptions, the Company is no longer subject to examination by taxing authorities through fiscal 2010. At June 30, 2015, the Company updated its evaluation of its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any material uncertain tax positions. We have recorded a $0.8 million liability as of June 30, 2015 for unrecognized tax positions and the payment of related interest and penalties. We treat the related interest and penalties as income tax expense. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.
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
Unapproved Change Orders and Claims
As of June 30, 2015 and June 30, 2014, costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $12.7 million and $13.1 million, respectively. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers may not pay these amounts until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.
Other
The Company and its subsidiaries are participants in various legal actions. It is the opinion of management that none of the known legal actions will have a material impact on the Company’s financial position, results of operations or liquidity.

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Note 8—Operating Leases
The Company is the lessee under operating leases covering real estate and office equipment under non-cancelable operating lease agreements that expire at various times. Future minimum lease payments under non-cancelable operating leases that were in effect at June 30, 2015 total $24.7 million and are payable as follows: fiscal 2016—$5.0 million; fiscal 2017—$3.9 million; fiscal 2018—$3.3 million; fiscal 2019—$2.9 million; fiscal 2020—$2.0 million and thereafter—$7.7 million. Operating lease expense was $6.7 million, $5.3 million and $4.5 million for the twelve months ended June 30, 2015, June 30, 2014 and June 30, 2013, respectively.
Note 9—Stockholders’ Equity
Preferred Stock
The Company has 5.0 million shares of preferred stock authorized, none of which was issued or outstanding at June 30, 2015 or June 30, 2014.
Treasury Shares
On November 4, 2014 the Board of Directors approved a stock buyback program that replaced the program that had been in place since November 2012. The new program, which expires on December 31, 2016, allows the Company to purchase up to $25.0 million annually, on a calendar year basis, of common stock if sufficient liquidity exists and management believes the shares purchased would be accretive to the Company's stockholders. The cumulative number of shares repurchased cannot exceed 2,653,399, which represents 10% of the shares outstanding on the date the new repurchase program was approved. For the fiscal year ended June 30, 2015, the Company utilized $5.0 million of cash to repurchase 283,772 shares of common stock as part of the stock buyback program.
In addition to the stock buyback program, the Company may repurchase shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix repurchased 105,058 and 80,096 shares of common stock during fiscal 2015 and fiscal 2014, respectively, to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares. The Company has 1,447,394 treasury shares as of June 30, 2015 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.
Note 10—Stock-Based Compensation
Total stock-based compensation expense for the twelve months ended June 30, 2015, June 30, 2014, and June 30, 2013 was $6.3 million, $5.7 million and $3.8 million, respectively. Measured but unrecognized stock-based compensation expense at June 30, 2015 was $9.9 million, all of which related to nonvested deferred shares which are expected to be recognized as expense over a weighted average period of 1.7 years. The recognized tax benefit related to the stock-based compensation expense for the 12 months ended June 30, 2015, June 30, 2014 and June 30, 2013 totaled $2.5 million, $2.8 million and $1.6 million, respectively.
Plan Information
Matrix Service Company's 2012 Stock and Incentive Compensation Plan ("2012 Plan") provides stock-based and cash-based incentives for officers, other key employees and directors. Stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares and cash-based awards can be issued under this plan. All future grants of stock and cash-based awards will be made through the 2012 Plan. Upon approval of the 2012 Plan by the Company's stockholders, the 2004 Stock Incentive Plan ("2004 Plan") was frozen with the exception of normal vesting, forfeiture and other activity associated with awards previously granted under the 2004 Plan. Awards totaling 2,300,000 shares have been authorized under the 2012 Plan. At June 30, 2015 there were 1,524,837 shares available for grant under the 2012 Plan.
Stock Options
Stock options are granted at the market value of the Company’s common stock on the grant date and expire after 10 years. The Company’s policy is to issue shares upon the exercise of stock options from its treasury shares, if available. The Company did not award any new stock options in fiscal years 2013, 2014, or 2015.

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Stock option activity and related information for the year ended June 30, 2015 is as follows:

	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Aggregate Intrinsic Value
		(Years)		(In thousands)
Outstanding at June 30, 2014	245,300	6.4	$9.68
Granted	—		$—
Exercised	(55,200)		$8.94	$737
Cancelled	—		$—
Outstanding at June 30, 2015	190,100	5.7	$9.90	$1,593
Vested at June 30, 2015	190,100	5.7	$9.90	$1,593
Exercisable at June 30, 2015	190,100	5.7	$9.90	$1,593
The total intrinsic value of stock options exercised during fiscal 2015, 2014, and 2013 was $0.7 million, $2.4 million and $0.6 million, respectively.
The following table summarizes information about stock options at June 30, 2015:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Options Exercisable	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
			(Years)			(Years)
$5.49	8,000	$5.49	0.1	8,000	$5.49	0.1
8.93	14,000	8.93	0.3	14,000	8.93	0.3
10.19	168,100	10.19	6.4	168,100	10.19	6.4
$5.49 - $10.19	190,100	$9.90	5.7	190,100	$9.90	5.7
Nonvested Deferred Shares
The Company has issued nonvested deferred shares under the following types of arrangements:

•
Time-based awards—Employee awards generally vest in four or five equal annual installments beginning one year after the grant date. Director awards cliff vest on the earlier of three years or upon retirement from the Board.

•
Market-based awards—These awards are in the form of performance units which vest 3 years after the grant date only if the Company’s common stock achieves certain levels of total shareholder return when compared to the total shareholder return of a peer group of companies as selected by the Compensation Committee of the Board of Directors. The payout is pro-rated and can range from zero to 200% of the original award. These awards are settled entirely in stock. As of June 30, 2015, there are approximately 201,000, 142,000 ,and 93,000 performance units that are scheduled to vest in fiscal 2016, fiscal 2017, and fiscal 2018, respectively.

All awards vest upon the death or disability of the participant or upon a change of control of the Company.
The grant date fair value of the time-based awards is determined by the market value of the Company's common stock on the grant date. The grant date fair value of the market-based awards is calculated using a Monte Carlo model. For the fiscal 2015 grant, the model estimated the fair value of the award based on approximately 100,000 simulations of the future prices of the Company's common stock compared to the future prices of the common stock of its peer companies based on historical volatilities. The model also took into account the expected dividends of the peer companies over the performance period.

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Nonvested deferred share activity for the twelve months ended June 30, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested shares at June 30, 2014	1,105,701	$13.22
Shares granted	242,649	$29.31
Shares vested and released	(326,763)	$11.69
Shares cancelled	(31,319)	$17.40
Nonvested shares at June 30, 2015	990,268	$17.49
There were 381,038 and 503,268 deferred shares granted in fiscal 2014 and 2013 with average grant date fair values of $18.01 and $10.96, respectively. There were 326,763, 266,029 and 367,449 deferred shares that vested and were released in fiscal 2015, 2014 and 2013 with weighted average fair values of $23.93, $22.38 and $10.69 per share, respectively.
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
 The computation of basic and diluted EPS is as follows:

	Twelve Months Ended
	June 30, 2015	June 30, 2014	June 30, 2013
	(In thousands, except per share data)
Basic EPS:
Net income attributable to Matrix Service Company	$17,157	$35,810	$24,008
Weighted average shares outstanding	26,603	26,288	25,962
Basic EPS	$0.64	$1.36	$0.92
Diluted EPS:
Weighted average shares outstanding—basic	26,603	26,288	25,962
Dilutive stock options	110	180	81
Dilutive nonvested deferred shares	464	508	315
Diluted weighted average shares	27,177	26,976	26,358
Diluted EPS	$0.63	$1.33	$0.91

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

The following securities are considered antidilutive and have been excluded from the calculation of diluted earnings per share:

	Twelve Months Ended
	June 30, 2015	June 30, 2014	June 30, 2013
	(In thousands)
Stock options	—	—	193
Nonvested deferred shares	148	—	2
Total antidilutive securities	148	—	195
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
The Company’s matching contributions were $4.9 million, $4.1 million and $3.4 million for the twelve months ended June 30, 2015, 2014, and 2013, respectively.
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
Our participation in significant plans for the fiscal year ended June 30, 2015 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number. The zone status is based on the latest information that the Company received from the plan and is certified by the plan’s actuary. Plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are generally less than 80 percent funded, and plans in the green zone are generally at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Surcharge Imposed” column includes plans in a red zone status that require a payment of a surcharge in excess of regular contributions. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending or Implemented	Company Contributions Fiscal Year			Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement
		2015	2014		2015	2014	2013
					(In thousands)
Joint Pension Fund Local Union 164 IBEW (1)	22-6031199/001	Yellow	Yellow	Yes	$3,026	$2,955	$3,943	No	5/31/2017
Boilermaker-Blacksmith National Pension Trust	48-6168020/001	Yellow	Yellow	Yes	8,330	3,271	2,882	No	Described below (2)
Joint Pension Fund of Local Union No 102 (3)	22-1615726/001	Green	Green	N/A	2,395	2,381	2,387	No	6/1/2018
IBEW Local 456 Pension Plan (4)	22-6238995/001	Yellow	Yellow	Yes	788	940	2,384	No	5/31/2017
Local 351 IBEW Pension Plan	22-3417366/001	Described below (5)	Described below (5)	Described below (5)	2,608	2,218	2,281	Described below (5)	9/27/2016
Steamfitters Local Union No 420 Pension Plan	23-2004424/001	Red	Red	Yes	937	1,677	1,622	Yes	4/30/2017
IBEW Local Union 98 Pension Plan	23-1990722/001	Yellow	Yellow	Yes	2,768	1,380	1,212	No	5/1/2016
Indiana Laborers Pension Fund	35-6027150/001	Red	Yellow	Yes	2,519	1,268	—	Yes	5/31/2017
Iron Workers Mid-America Pension Plan (6)	36-6488227/001	Green	Green	N/A	2,605	1,156	—	No	5/31/2019
Plumbers & Pipefitters Local Union 74 Pension Fund	51-6015925/001	Yellow	Yellow	Yes	4,473	535	—	No	6/15/2017
Pipe Fitters Retirement Fund, Local 597	62-6105084/001	Green	Green	N/A	2,259	949	—	No	5/31/2017
	Contributions to other multiemployer plans				22,282	11,639	7,754

		Total contributions made			$54,990	$30,369	$24,465

(1)
Our contributions for the Joint Pension Fund Local Union 164 IBEW exceeded 5% of total contributions for the 2013 calendar plan year. This information was not available for the 2014 calendar plan year.

(2)
Our collective bargaining agreements with the Boilermaker-Blacksmith National Pension Trust are under a National Maintenance Agreement platform which is evergreen in terms of expiration. However, the agreements allow for termination of the collective bargaining agreement by either party with a predetermined written notice.

(3)	Our contributions for the Joint Pension Fund of Local Union 102 exceeded 5% of total contributions for the 2013 calendar plan year. This information was not available for the 2014 calendar plan year.

(4)	Our contributions for the IBEW Local 456 Pension Plan exceeded 5% of total contributions for the 2013 calendar plan year. This information was not available for the 2014 calendar plan year.

(5)
For the Local 351 IBEW Pension Plan, the Company has not received a funding notification that covers the Company's fiscal years 2014 or 2015 during the preparation of this Form 10-K. Under Federal pension law, if a multiemployer pension plan is determined to be in critical or endangered status, the plan must provide notice of this status to participants, beneficiaries, the bargaining parties, the Pension Benefit Guaranty Corporation, and the Department of Labor. The Company also observed that the Local 351 IBEW Pension Plan has not submitted any Critical or Endangered Status Notices to the Department of Labor for either calendar years 2014 or 2015 (which can be accessed at http://www.dol.gov/ebsa/criticalstatusnotices.html).

(6)	Our contributions for the Iron Workers Mid-America Pension Plan exceeded 5% of total contributions for the 2013 calendar plan year. This information was not available for the 2014 calendar plan year.
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

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Upon the purchase of shares, the participants receive all stockholder rights including dividend and voting rights, and are permitted to sell their shares at any time. The Company has made 1,000,000 shares available under the ESPP. The ESPP can be terminated at the discretion of the Board of Directors or on January 2, 2021. Shares are issued from Treasury Stock under the ESPP. There were 13,243 shares issued in fiscal 2015, 5,440 shares in fiscal 2014, and 4,452 shares in fiscal 2013.
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
The Storage Solutions segment includes new construction of crude and refined products ASTs, as well as planned and emergency maintenance services. The Storage Solutions segment also includes balance of plant work in storage terminals and tank farms. Also included in the Storage Solutions segment is work related to specialty storage tanks including LNG, liquid nitrogen/liquid oxygen LIN/LOX, LPG tanks and other specialty vessels including spheres. Finally, we also offer aboveground storage tank products including floating roof seals.
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

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Results of Operations
(In thousands)

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Unallocated Corporate	Total
Twelve months ended June 30, 2015
Gross revenues	$257,930	$310,826	$504,155	$281,319	$—	$1,354,230
Less: inter-segment revenues	—	5,466	1,032	4,597	—	11,095
Consolidated revenues	257,930	305,360	503,123	276,722	—	1,343,135
Gross profit (loss)	(31,444)	25,394	58,085	35,335	—	87,370
Operating income (loss)	(44,293)	7,064	29,069	16,962	—	8,802
Segment assets	129,725	108,960	172,857	102,761	54,028	568,331
Capital expenditures	579	3,858	2,396	1,139	7,801	15,773
Depreciation and amortization expense	4,915	4,772	7,298	6,495	—	23,480
Twelve months ended June 30, 2014
Gross revenues	$205,570	$240,131	$611,826	$206,933	$—	$1,264,460
Less: inter-segment revenues	—	441	930	—	—	1,371
Consolidated revenues	205,570	239,690	610,896	206,933	—	1,263,089
Gross profit	20,629	26,912	68,448	20,484	—	136,473
Operating income	7,703	9,939	34,310	6,655	—	58,607
Segment assets	120,264	72,406	200,493	105,049	70,720	568,932
Capital expenditures	9,055	5,421	2,519	1,157	5,437	23,589
Depreciation and amortization expense	3,292	3,768	7,707	3,751	—	18,518
Twelve months ended June 30, 2013
Gross revenues	$171,204	$273,979	$395,794	$54,321	$—	$895,298
Less: inter-segment revenues	—	131	2,593	—	—	2,724
Consolidated revenues	171,204	273,848	393,201	54,321	—	892,574
Gross profit	21,754	32,879	37,455	2,614	—	94,702
Operating income (loss)	11,185	15,415	11,904	(1,790)	—	36,714
Segment assets	64,771	75,591	159,149	27,347	83,120	409,978
Capital expenditures	2,129	2,942	9,929	1,645	6,586	23,231
Depreciation and amortization expense	2,167	2,943	6,740	932	—	12,782

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Geographical information is as follows:

	Revenues
	Twelve Months Ended
	June 30, 2015	June 30, 2014	June 30, 2013
	(In thousands)
United States	$1,205,713	$1,149,262	$814,879
Canada	137,422	113,827	77,695
	$1,343,135	$1,263,089	$892,574

	Long-Lived Assets
	June 30, 2015	June 30, 2014	June 30, 2013
	(In thousands)
United States	$164,596	$164,894	$101,581
Canada	21,966	28,490	12,378
	$186,562	$193,384	$113,959
Information about Significant Customers
In fiscal 2015, one customer accounted for 12.3% of our consolidated revenue and 33.0% of our Storage Solutions revenue. Another customer accounted for 10.9%of our Storage Solutions revenue. Five other customers accounted for 25.1%, 16.3%, 14.7%, 12.7% and 12.7% of our Electrical Infrastructure revenue, respectively. An additional two customers accounted for 17.7% and 12.3% of our Oil Gas & Chemical revenue, respectively. Three other customers accounted for 34.0%, 27.6%, and 19.0% of our Industrial revenue, respectively.
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

Matrix Service Company
Quarterly Financial Data (Unaudited)
Fiscal Years Ended June 30, 2015 and June 30, 2014

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Fiscal Year 2015
Revenues	$321,683	$342,880	$314,155	$364,417
Gross profit	28,379	15,955	2,632	40,404
Operating income (loss)	8,547	(3,671)	(14,448)	18,374
Net income (loss) attributable to Matrix Service Company	5,914	3,286	(2,959)	10,916
Earnings (loss) per common share:
Basic	0.22	0.12	(0.11)	0.41
Diluted	0.22	0.12	(0.11)	0.40
Fiscal Year 2014
Revenues	$226,217	$310,998	$381,516	$344,358
Gross profit	25,476	34,150	39,944	36,903
Operating income	10,762	14,817	18,819	14,209
Net income attributable to Matrix Service Company	6,552	10,306	11,396	7,556
Earnings per common share:
Basic	0.25	0.39	0.43	0.29
Diluted	0.25	0.38	0.42	0.28

The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to changes in the average number of common shares outstanding and rounding.

Matrix Service Company
Schedule II—Valuation and Qualifying Accounts
June 30, 2015, June 30, 2014, and June 30, 2013
(In thousands)

COL. A	COL. B	COL. C ADDITIONS			COL. D		COL. E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts—Describe		Deductions—Describe		Balance at End of Period
Fiscal Year 2015
Deducted from asset accounts:
Allowance for doubtful accounts	$204	$422	$—		$(65)	(A)	$561
Valuation reserve for deferred tax assets	90	25	—		—		115
Total	$294	$447	$—		$(65)		$676
Fiscal Year 2014
Deducted from asset accounts:
Allowance for doubtful accounts	$795	$121	$—		$(712)	(A)	$204
Valuation reserve for deferred tax assets	90	—	—		—		90
Total	$885	$121	$—		$(712)		$294
Fiscal Year 2013
Deducted from asset accounts:
Allowance for doubtful accounts	$1,201	$725	$(666)	(B)	$(465)	(A)	$795
Valuation reserve for deferred tax assets	230	(140)	—		—		90
Total	$1,431	$585	$(666)		$(465)		$885

(A)	Receivables written off against allowance for doubtful accounts.

(B)	Collection of a fully reserved receivable recognized as revenue.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2015.
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
Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to the Company’s directors and corporate governance is incorporated herein by reference to the sections entitled “Proposal Number 1: Election of Directors” and “Corporate Governance and Board Matters” in the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (“Proxy Statement”). The information required by this item with respect to the Company’s executive officers is incorporated herein by reference to the section entitled “Executive Officer Information” in the Proxy Statement. The information required by this item with respect to the Section 16 ownership reports is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the section entitled "Corporate Governance and Board Matters" and “Certain Relationships and Related Transactions” in the Proxy Statement.
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

(2) Financial Statement Schedules
The financial statement schedule is filed as a part of this report under Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended June 30, 2015, June 30, 2014 and June 30, 2013, immediately following Quarterly Financial Data (Unaudited). All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.
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

+10.2
Matrix Service Company 1995 Nonemployee Directors’ Stock Option Plan (Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-02771) filed April 23, 1996, is hereby incorporated by reference).

+10.3
Amendment No. 1 to the Matrix Service Company 1995 Nonemployee Directors’ Stock Option Plan (Exhibit B to the Company’s 2005 Proxy Statement filed September 16, 2005 (File No. 1-15461), is hereby incorporated by reference).

+10.4	Form of Stock Option Award Agreement (1995 Directors' Plan) (Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 4, 2006, is hereby incorporated by reference).

+10.5	Matrix Service Company 2004 Stock Incentive Plan (Appendix B to the Company’s Proxy Statement filed September 15, 2006 (File No. 1-15461), is hereby incorporated by reference).

+10.6	Amendment 1 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10 to Amended Schedule 14A filed October 4, 2006 (File No. 1-15461), is hereby incorporated by reference).

+10.7	Amendment 2 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 5, 2008, is hereby incorporated by reference).

+10.8	Amendment 3 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit A to the Company’s Proxy Statement filed September 11, 2009 (File No. 1-15461), is hereby incorporated by reference).

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

+10.11	Form of Restricted Stock Unit Award Agreement for executive management (2004 Stock Incentive Plan – performance based) (Exhibit 10.10 to the 2010 10-K is hereby incorporated by reference).

+10.12	Form of Stock Option Award Agreement (2004 Stock Incentive Plan – Incentive Stock Options) (Exhibit 10.13 to the 2012 10-K is hereby incorporated by reference).

+10.13	Form of Stock Option Award Agreement (2004 Stock Incentive Plan – Non-qualified) (Exhibit 10.14 to the 2012 10-K is hereby incorporated by reference).

+10.14	Matrix Service Company 2012 Stock and Incentive Compensation Plan (Attachment A to the Company's Proxy Statement (File No. 1-15461) filed October 10, 2012, is hereby incorporated by reference).

+ 10.15
Amendment Number 1 to the Matrix Service Company 2012 Stock and Incentive Compensation Plan (Exhibit A to the Company's Proxy Statement (File No. 1-15461) filed October 10, 2014, is hereby incorporated by reference).

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

+10.23
Separation Agreement and Release of Claims effective as of June 23, 2014 between Matthew J. Petrizzo and Matrix Service Company (Exhibit 10.23 to the Company's Annual Report on Form 10-K (File No. 1-15461) filed September 8, 2014, is hereby incorporated by reference).

+10.24	Form of Indemnification Agreement (Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15461) filed June 9, 2015, is hereby incorporated by reference).
*21	Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CEO.

*31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CFO.

*32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CEO.

*32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CFO.

*95	Mine Safety Disclosure.
*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith

+Management Contract or Compensatory Plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Matrix Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrix Service Company

Date : September 11, 2015	By:	/S/ John R. Hewitt
John R. Hewitt, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ John R. Hewitt	President, Chief Executive Officer and Director	September 11, 2015
John R. Hewitt	(Principal Executive Officer)

/S/ Kevin S. Cavanah	Vice President and Chief Financial Officer	September 11, 2015
Kevin S. Cavanah	(Principal Accounting and Principal Financial Officer)

/S/ Michael J. Hall	Chairman of the Board of Directors	September 11, 2015
Michael J. Hall

/S/ I. Edgar Hendrix	Director	September 11, 2015
I. Edgar Hendrix

/S/ Paul K. Lackey	Director	September 11, 2015
Paul K. Lackey

/S/ Tom E. Maxwell	Director	September 11, 2015
Tom E. Maxwell

/S/ Jim W. Mogg	Director	September 11, 2015
Jim W. Mogg

/S/ James H. Miller	Director	September 11, 2015
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

+10.2
Matrix Service Company 1995 Nonemployee Directors’ Stock Option Plan (Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-02771) filed April 23, 1996, is hereby incorporated by reference).

+10.3
Amendment No. 1 to the Matrix Service Company 1995 Nonemployee Directors’ Stock Option Plan (Exhibit B to the Company’s 2005 Proxy Statement filed September 16, 2005 (File No. 1-15461), is hereby incorporated by reference).

+10.4	Form of Stock Option Award Agreement (1995 Directors' Plan) (Exhibit 10.6 to the Company’s Annual report on Form 10-K (File No, 1-15461) filed August 4, 2006, is hereby incorporated by reference).

+10.5	Matrix Service Company 2004 Stock Incentive Plan (Appendix B to the Company’s Proxy Statement filed September 15, 2006 (File No. 1-15461), is hereby incorporated by reference).

+10.6	Amendment 1 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10 to Amended Schedule 14A filed October 4, 2006 (File No. 1-15461), is hereby incorporated by reference).

+10.7	Amendment 2 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 5, 2008, is hereby incorporated by reference).

+10.8	Amendment 3 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit A to the Company’s Proxy Statement filed September 11, 2009 (File No. 1-15461), is hereby incorporated by reference).

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

+10.11	Form of Restricted Stock Unit Award Agreement for executive management (2004 Stock Incentive Plan – performance based) (Exhibit 10.10 to the 2010 10-K is hereby incorporated by reference).

+10.12	Form of Stock Option Award Agreement (2004 Stock Incentive Plan – Incentive Stock Options) (Exhibit 10.13 to the 2012 10-K is hereby incorporated by reference).

+10.13	Form of Stock Option Award Agreement (2004 Stock Incentive Plan – Non-qualified) (Exhibit 10.14 to the 2012 10-K is hereby incorporated by reference).

+10.14	Matrix Service Company 2012 Stock and Incentive Compensation Plan (Attachment A to the Company's Proxy Statement (File No. 1-15461) filed October 10, 2012, is hereby incorporated by reference).

+10.15
Amendment Number 1 to the Matrix Service Company 2012 Stock and Incentive Compensation Plan (Exhibit A to the Company's Proxy Statement (File No. 1-15461) filed October 10, 2014, is hereby incorporated by reference).

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

+10.23
Separation Agreement and Release of Claims effective as of June 23, 2014 between Matthew J. Petrizzo and Matrix Service Company (Exhibit 10.23 to the Company's Annual Report on Form 10-K (File No. 1-15461) filed September 8, 2014, is hereby incorporated by reference).

+10.24	Form of Indemnification Agreement (Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15461) filed June 9, 2015, is hereby incorporated by reference).

*21	Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CEO.

*31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CFO.

*32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CEO.

*32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CFO.

*95	Mine Safety Disclosure.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

+Management Contract or Compensatory Plan.