Form 10-Q
period 2015-09-30
MATRIX SERVICE CO
filed 2015-11-05
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015

or

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
5100 East Skelly Drive, Suite 500, Tulsa, Oklahoma 74135
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2015 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,538,320 shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30, 2015	September 30, 2014
Revenues	$319,331	$321,683
Cost of revenues	284,747	293,304
Gross profit	34,584	28,379
Selling, general and administrative expenses	19,483	19,832
Operating income	15,101	8,547
Other income (expense):
Interest expense	(263)	(351)
Interest income	31	42
Other	(54)	57
Income before income tax expense	14,815	8,295
Provision for federal, state and foreign income taxes	5,076	3,624
Net income	9,739	4,671
Less: Net loss attributable to noncontrolling interest	(202)	(1,243)
Net income attributable to Matrix Service Company	$9,941	$5,914

Basic earnings per common share	$0.38	$0.22
Diluted earnings per common share	$0.37	$0.22
Weighted average common shares outstanding:
Basic	26,476	26,470
Diluted	27,050	27,134
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2015	September 30, 2014
Net income	$9,739	$4,671
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(2,449)	(1,770)
Comprehensive income	7,290	2,901
Less: Comprehensive loss attributable to noncontrolling interest	(202)	(1,243)
Comprehensive income attributable to Matrix Service Company	$7,492	$4,144
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	September 30, 2015	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$69,180	$79,239
Accounts receivable, less allowances (September 30, 2015— $895 and June 30, 2015—$561)	182,634	199,149
Costs and estimated earnings in excess of billings on uncompleted contracts	83,604	86,071
Deferred income taxes	7,274	8,298
Inventories	2,863	2,773
Income taxes receivable	459	579
Other current assets	8,494	5,660
Total current assets	354,508	381,769
Property, plant and equipment at cost:
Land and buildings	32,609	32,746
Construction equipment	88,131	87,561
Transportation equipment	47,196	47,468
Office equipment and software	28,072	28,874
Construction in progress	8,095	5,196
Total property, plant and equipment - at cost	204,103	201,845
Accumulated depreciation	(120,150)	(116,782)
Property, plant and equipment - net	83,953	85,063
Goodwill	70,940	71,518
Other intangible assets	22,926	23,961
Deferred income taxes - noncurrent	2,118	2,073
Other assets	2,126	3,947
Total assets	$536,571	$568,331

See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	September 30, 2015	June 30, 2015
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$99,759	$125,792
Billings on uncompleted contracts in excess of costs and estimated earnings	75,275	96,704
Accrued wages and benefits	22,719	26,725
Accrued insurance	8,736	8,100
Income taxes payable	4,494	3,268
Deferred income taxes	863	473
Other accrued expenses	5,686	6,498
Total current liabilities	217,532	267,560
Deferred income taxes - noncurrent	7,244	7,413
Borrowings under senior credit facility	9,766	8,804
Total liabilities	234,542	283,777
Commitments and contingencies
Stockholders’ equity:
Matrix Service Company stockholders' equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of September 30, 2015, and June 30, 2015; 26,531,657 and 26,440,823 shares outstanding as of September 30, 2015 and June 30, 2015	279	279
Additional paid-in capital	124,146	123,038
Retained earnings	204,335	194,394
Accumulated other comprehensive loss	(8,375)	(5,926)
	320,385	311,785
Less: Treasury stock, at cost— 1,356,560 shares as of September 30, 2015, and 1,447,394 shares as of June 30, 2015	(17,845)	(18,489)
Total Matrix Service Company stockholders’ equity	302,540	293,296
Noncontrolling interest	(511)	(8,742)
Total stockholders' equity	302,029	284,554
Total liabilities and stockholders’ equity	$536,571	$568,331

See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2015	September 30, 2014
Operating activities:
Net income	$9,739	$4,671
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	5,429	5,771
Deferred income tax	1,380	(1,994)
Gain on sale of property, plant and equipment	(74)	(122)
Provision for uncollectible accounts	334	465
Stock-based compensation expense	1,658	1,457
Excess tax benefit of exercised stock options and vesting of deferred shares	(20)	(660)
Other	60	59
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects from acquisitions:
Accounts receivable	16,181	30,379
Costs and estimated earnings in excess of billings on uncompleted contracts	2,467	(16,811)
Inventories	(90)	39
Other assets and liabilities	293	10,726
Accounts payable	(26,197)	(17,531)
Billings on uncompleted contracts in excess of costs and estimated earnings	(21,429)	(4,732)
Accrued expenses	(4,182)	(6,605)
Net cash provided (used) by operating activities	(14,451)	5,112
Investing activities:
Acquisition of property, plant and equipment	(3,941)	(3,656)
Acquisition (Note 2)	—	(5,250)
Proceeds from asset sales	135	148
Net cash used by investing activities	$(3,806)	$(8,758)

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2015	September 30, 2014
Financing activities:
Capital contributions from noncontrolling interest	$8,433	$—
Issuances of common stock	384	193
Excess tax benefit of exercised stock options and vesting of deferred shares	20	660
Advances under credit agreement	962	5,817
Repayments of advances under credit agreement	—	(6,094)
Proceeds from issuance of common stock under employee stock purchase plan	72	58
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(382)	(913)
Net cash provided (used) by financing activities	9,489	(279)
Effect of exchange rate changes on cash and cash equivalents	(1,291)	(436)
Decrease in cash and cash equivalents	(10,059)	(4,361)
Cash and cash equivalents, beginning of period	79,239	77,115
Cash and cash equivalents, end of period	$69,180	$72,754
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes	$1,747	$(1,972)
Interest	$311	$524
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$603	$370

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Non-Controlling Interest	Total
Balances, July 1, 2015	$279	$123,038	$194,394	$(18,489)	$(5,926)	$(8,742)	$284,554
Capital contributions from non-controlling interest	—	—	—	—	—	8,433	8,433
Net income (loss)	—	—	9,941	—	—	(202)	9,739
Other comprehensive loss	—	—	—	—	(2,449)	—	(2,449)
Exercise of stock options (43,137 shares)	—	(15)	—	399	—	—	384
Tax effect of exercised stock options and vesting of deferred shares	—	20	—	—	—	—	20
Issuance of deferred shares (63,809 shares)	—	(590)	—	590	—	—	—
Treasury shares sold to Employee Stock Purchase Plan (3,993 shares)	—	35	—	37	—	—	72
Treasury shares purchased to satisfy tax withholding obligations (20,105 shares)	—	—	—	(382)	—	—	(382)
Stock-based compensation expense	—	1,658	—	—	—	—	1,658
Balances, September 30, 2015	$279	$124,146	$204,335	$(17,845)	$(8,375)	$(511)	$302,029

Balances, July 1, 2014	$279	$119,777	$177,237	$(16,595)	$(182)	$1,767	$282,283
Net income (loss)	—	—	5,914	—	—	(1,243)	4,671
Other comprehensive loss	—	—	—	—	(1,770)	—	(1,770)
Exercise of stock options (23,100 shares)	—	(213)	—	406	—	—	193
Tax effect of exercised stock options and vesting of deferred shares	—	660	—	—	—	—	660
Issuance of deferred shares (89,738 shares)	—	(1,579)	—	1,579	—	—	—
Treasury shares sold to Employee Stock Purchase Plan (1,790 shares)	—	27	—	31	—	—	58
Treasury shares purchased to satisfy tax withholding obligations (33,304 shares)	—	—	—	(913)	—	—	(913)
Stock-based compensation expense	—	1,457	—	—	—	—	1,457
Balances, September 30, 2014	$279	$120,129	$183,151	$(15,492)	$(1,952)	$524	$286,639
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting of normal recurring adjustments and other adjustments described herein, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2015, included in the Company’s Annual Report on Form 10-K for the year then ended.
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
In July 2015, the FASB deferred the effective date of ASU 2014-09 by one year. With the deferral, this ASU is now effective for annual reporting periods beginning after December 15, 2017, with early adoption now permitted on a limited basis. Upon adoption, the Company may elect one of two application methods, a full retrospective application or a modified retrospective application. We expect to adopt this standard on July 1, 2018 and are currently evaluating its expected impact on our financial statements.

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

Accounting Standards Update 2015-15—Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update)
On August 16, 2015, the FASB issued ASU 2015-15 to clarify the Securities and Exchange Commission ("SEC") staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC has announced that it would “not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.” For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We expect to adopt this standard in fiscal 2017. The adoption of this standard will have no impact on the Company's presentation of debt issuance costs.

Accounting Standards Update 2015-16—Business Combinations (Topic 805)—Simplifying the Accounting for Measurement-Period Adjustments

On September 25, 2015, the FASB issued ASU 2015-16 to simplify the accounting for measurement-period adjustments. The ASU was issued in response to stakeholder feedback that restatements of prior periods to reflect adjustments made to provisional amounts recognized in a business combination increase the cost and complexity of financial reporting but do not significantly improve the usefulness of the information. Under the ASU, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. We expect to adopt this standard in fiscal 2017.
Note 2 – Acquisition
Purchase of HDB Ltd. Limited Partnership
On August 22, 2014, the Company purchased substantially all of the assets of HDB Ltd. Limited Partnership ("HDB"). HDB, headquartered in Bakersfield, California provides construction, fabrication and turnaround services to energy companies throughout California’s central valley. The acquisition advances a strategic goal of the Company to expand into the upstream energy market. The acquisition purchase price was $5.3 million and was funded with cash on hand. Commencing on August 22, 2014, HDB's operating results are included in the Oil Gas & Chemical Segment.
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

	September 30, 2015	June 30, 2015
	(in thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$1,744,572	$1,633,780
Billings on uncompleted contracts	1,736,243	1,644,413
	$8,329	$(10,633)
Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$83,604	$86,071
Billings on uncompleted contracts in excess of costs and estimated earnings	75,275	96,704
	$8,329	$(10,633)
Progress billings in accounts receivable at September 30, 2015 and June 30, 2015 included retentions to be collected within one year of $26.3 million and $25.2 million, respectively. Contract retentions collectible beyond one year are included in Other Assets on the Condensed Consolidated Balance Sheet and totaled $1.0 million at September 30, 2015 and $2.8 million at June 30, 2015.

Other
In the three months ended September 30, 2014 our results of operations were materially impacted by charges resulting from a change in estimate related to an acquired EPC joint venture project in the Electrical Infrastructure segment. The charges resulted in a reduction to operating income of $3.3 million and an after-tax reduction of $1.3 million to net income attributable to Matrix Service Company. The Company reached substantial completion in the fourth quarter of fiscal 2015 on the project and is currently working through project closeout.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Intangible Assets Including Goodwill
Goodwill
The changes in the carrying value of goodwill by segment are as follows:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Goodwill	$60,027	$17,008	$10,586	$8,897	$96,518
Cumulative impairment loss (1)	(17,653)	(3,000)	(922)	(3,425)	(25,000)
Net balance at June 30, 2015	42,374	14,008	9,664	5,472	71,518
Translation adjustment (2)	(376)	—	(131)	(71)	(578)
Net balance at September 30, 2015	$41,998	$14,008	$9,533	$5,401	$70,940

(1)	A $25.0 million impairment charge was recorded in February 2005.

(2)	The translation adjustments relate to the periodic translation of Canadian Dollar denominated goodwill recorded as a part of prior Canadian acquisitions.
Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At September 30, 2015
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 15	$2,460	$(1,127)	$1,333
Customer based	1.5 to 15	27,566	(7,631)	19,935
Non-compete agreements	4 to 5	1,354	(874)	480
Trade names	3 to 5	1,615	(437)	1,178
Total amortizing intangible assets		$32,995	$(10,069)	$22,926

		At June 30, 2015
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 15	$2,460	$(1,086)	$1,374
Customer based	1.5 to 15	27,837	(7,109)	20,728
Non-compete agreements	4 to 5	1,354	(802)	552
Trade name	3 to 5	1,615	(308)	1,307
Total amortizing intangible assets		$33,266	$(9,305)	$23,961
Amortization expense totaled $0.8 million in the three months ended September 30, 2015 and $1.2 million in the three months ended September 30, 2014. We estimate that the remaining amortization expense at September 30, 2015 will be as follows (in

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

thousands):

Period ending:
Remainder of Fiscal 2016	$2,471
Fiscal 2017	3,216
Fiscal 2018	2,876
Fiscal 2019	2,509
Fiscal 2020	2,509
Fiscal 2021	2,506
Thereafter	6,839
Total estimated remaining amortization expense at September 30, 2015	$22,926
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
The Unused Credit Facility Fee is between 0.20% and 0.35% based on the Senior Leverage Ratio.

The Credit Agreement includes a Senior Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended September 30, 2015, Consolidated EBITDA, as defined in the Credit Agreement, was $63.3 million. Accordingly, at September 30, 2015, there was a restriction on our ability to access the full amount of the credit facility. Consolidated Funded Indebtedness at September 30, 2015 was $25.1 million.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Availability under the senior credit facility was as follows:

	September 30, 2015	June 30, 2015
	(In thousands)
Senior credit facility	$200,000	$200,000
Capacity constraint due to the Senior Leverage Ratio	41,723	54,968
Capacity under the credit facility	158,277	145,032
Borrowings outstanding	9,766	8,804
Letters of credit	23,342	40,587
Availability under the senior credit facility	$125,169	$95,641
Outstanding borrowings at September 30, 2015 under our Credit Agreement were used for Canadian dollar advances required for short term working capital, including cross-border purchases of materials and services.
At September 30, 2015, the Company is in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.
Note 6 – Income Taxes
We use the asset and liability approach for financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances based on our judgments and estimates are established when necessary to reduce deferred tax assets to the amount expected to be realized in future operating results. Company management believes that realization of deferred tax assets in excess of the valuation allowance is more likely than not. Our estimates are based on facts and circumstances in existence as well as interpretations of existing tax regulations and laws applied to the facts and circumstances.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $13.1 million at September 30, 2015 and $12.7 million at June 30, 2015. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.
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
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended
	September 30, 2015	September 30, 2014
	(In thousands, except per share data)
Basic EPS:
Net income attributable to Matrix Service Company	$9,941	$5,914
Weighted average shares outstanding	26,476	26,470
Basic EPS	$0.38	$0.22
Diluted EPS:
Weighted average shares outstanding – basic	26,476	26,470
Dilutive stock options	86	147
Dilutive nonvested deferred shares	488	517
Diluted weighted average shares	27,050	27,134
Diluted EPS	$0.37	$0.22

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended
	September 30, 2015	September 30, 2014
	(In thousands)
Nonvested deferred shares	56	63

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
The Storage Solutions segment includes new construction of crude and refined products aboveground storage tanks (“ASTs”), as well as planned and emergency maintenance services. The Storage Solutions segment also includes balance of plant work in storage terminals and tank farms. Also included in the Storage Solutions segment is work related to specialty storage tanks, including liquefied natural gas (“LNG”), liquid nitrogen/liquid oxygen (“LIN/LOX”), liquid petroleum (“LPG”) tanks and other specialty vessels, including spheres. Finally, we offer AST products, including floating roof seals.
The Industrial segment includes construction and maintenance work in the iron and steel and mining and minerals industries, bulk material handling and fertilizer production facilities, as well as work for clients in other industrial markets.
The Company evaluates performance and allocates resources based on operating income. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies footnote included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. Intersegment sales and transfers are recorded at cost; therefore, no intercompany profit or loss is recognized.
Segment assets consist primarily of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment, goodwill and other intangible assets.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Results of Operations
(In thousands)

	Three Months Ended
	September 30, 2015	September 30, 2014
Gross revenues
Electrical Infrastructure	$65,625	$55,673
Oil Gas & Chemical	68,959	54,199
Storage Solutions	144,570	133,350
Industrial	41,335	79,360
Total gross revenues	$320,489	$322,582
Less: Inter-segment revenues
Electrical Infrastructure	$—	$—
Oil Gas & Chemical	648	840
Storage Solutions	334	59
Industrial	176	—
Total inter-segment revenues	$1,158	$899
Consolidated revenues
Electrical Infrastructure	$65,625	$55,673
Oil Gas & Chemical	68,311	53,359
Storage Solutions	144,236	133,291
Industrial	41,159	79,360
Total consolidated revenues	$319,331	$321,683
Gross profit (loss)
Electrical Infrastructure	$4,708	$(489)
Oil Gas & Chemical	5,683	4,386
Storage Solutions	20,232	14,518
Industrial	3,961	9,964
Total gross profit	$34,584	$28,379
Operating income (loss)
Electrical Infrastructure	$1,200	$(3,656)
Oil Gas & Chemical	1,416	578
Storage Solutions	11,549	7,103
Industrial	936	4,522
Total operating income	$15,101	$8,547

Total assets by segment were as follows:

	September 30, 2015	June 30, 2015
Electrical Infrastructure	$136,564	$129,725
Oil Gas & Chemical	101,988	108,960
Storage Solutions	172,900	172,857
Industrial	59,360	102,761
Unallocated assets	65,759	54,028
Total segment assets	$536,571	$568,331

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES
There have been no material changes in our critical accounting policies from those reported in our fiscal 2015 Annual Report on Form 10-K filed with the SEC. For more information on our critical accounting policies, see Part II, Item 7 of our fiscal 2015 Annual Report on Form 10-K. The following section provides certain information with respect to our critical accounting estimates as of the close of our most recent quarterly period.
Goodwill
The Company has five significant reporting units with goodwill representing 59%, 12%, 9%, 8% and 6% of the total goodwill balance. Our most recent annual goodwill impairment test, performed in the fourth quarter of fiscal 2015, indicated that the fair value of these reporting units exceeded their respective carrying values by 347%, 142%, 134%, 586% and 144%, respectively. The remaining 6% of total goodwill is spread between two other reporting units. Based on the excess of estimated fair value over carrying value and the absence of any indicators of impairment at September 30, 2015, the Company does not currently anticipate recording a goodwill impairment charge for any of its operating units.
Other Intangible Assets
Intangible assets that have finite useful lives are amortized by the straight-line method over their useful lives ranging from 1.5 to 15 years. The Company tests intangible assets with finite lives for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not observe any events or circumstances during the three months ended September 30, 2015 that would indicate that the carrying value of its intangible assets may not be recoverable.

Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $13.1 million at September 30, 2015 and $12.7 million at June 30, 2015. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.
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
In July 2015, the FASB deferred the effective date of ASU 2014-09 by one year. With the deferral, this ASU is now effective for annual reporting periods beginning after December 15, 2017, with early adoption now permitted on a limited basis. Upon adoption, the Company may elect one of two application methods, a full retrospective application or a modified retrospective application. We expect to adopt this standard on July 1, 2018 and are currently evaluating its expected impact on our financial statements.

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

Accounting Standards Update 2015-15—Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update)
On August 16, 2015, the FASB issued ASU 2015-15 to clarify the Securities and Exchange Commission ("SEC") staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC has announced that it would “not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement.” For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We expect to adopt this standard in fiscal 2017. The adoption of this standard will have no impact on the Company's presentation of debt issuance costs.

Accounting Standards Update 2015-16—Business Combinations (Topic 805)—Simplifying the Accounting for
Measurement-Period Adjustments

On September 25, 2015, the FASB issued ASU 2015-16 to simplify the accounting for measurement-period adjustments. The ASU was issued in response to stakeholder feedback that restatements of prior periods to reflect adjustments made to provisional amounts recognized in a business combination increase the cost and complexity of financial reporting but do not significantly improve the usefulness of the information. Under the ASU, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. We expect to adopt this standard in fiscal 2017.
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
The Storage Solutions segment includes new construction of crude and refined products aboveground storage tanks (“ASTs”), as well as planned and emergency maintenance services. The Storage Solutions segment also includes balance of plant work in storage terminals and tank farms. Also included in the Storage Solutions segment is work related to specialty storage tanks, including liquefied natural gas (“LNG”), liquid nitrogen/liquid oxygen (“LIN/LOX”), liquid petroleum (“LPG”) tanks and other specialty vessels, including spheres. Finally, we offer AST products, including floating roof seals.
The Industrial segment includes construction and maintenance work in the iron and steel and mining and minerals industries, bulk material handling and fertilizer production facilities, as well as work for clients in other industrial markets.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Consolidated

Consolidated revenue was $319.3 million for the three months ended September 30, 2015, compared to consolidated revenue of $321.7 million in the same period in the prior fiscal year. On a segment basis, consolidated revenue increased in the Electrical Infrastructure, Storage Solutions and Oil Gas & Chemical segments by $9.9 million, $10.9 million and $15.0 million, respectively. These increases were offset by a reduction in the Industrial segment of $38.2 million.

Consolidated gross profit increased from $28.4 million in the three months ended September 30, 2014 to $34.6 million in the three months ended September 30, 2015. Gross margins were 10.8% in the three months ended September 30, 2015 compared to 8.8% for the three months ended September 30, 2015. Fiscal 2015 margins were reduced 1.8% to 8.8% due to a $3.3 million project charge for the acquired EPC joint venture project.

Consolidated SG&A expenses were $19.5 million in the three months ended September 30, 2015 compared to $19.8 million in the same period a year earlier. SG&A expense as a percentage of revenue was 6.1% in the three months ended September 30, 2015 compared to 6.2% for the three months ended September 30, 2014.

Net interest expense was $0.2 million and $0.3 million in the three months ended September 30, 2015 and September 30, 2014, respectively.
Our effective tax rate for the three months ended September 30, 2015 decreased to 34.3% compared to 43.7% the same period a year earlier. Our effective tax rate for the three months ended September 30, 2014 was impacted, in part, by the acquired EPC joint venture project in which the Company has a 65% interest and for which the Company does not receive a tax benefit. The inclusion of the acquired EPC joint venture project loss for the three months ended September 30, 2014 increased our effective tax rate by 5.7%. The fiscal 2015 tax rate was positively impacted by a discrete item related to our Canadian operations.

For the three months ended September 30, 2015, net income attributable to Matrix Service Company and the related fully diluted earnings per share were $9.9 million and $0.37 compared to net income attributable to Matrix Service Company of $5.9 million and fully diluted earnings per share of $0.22 in the same period a year earlier.

Electrical Infrastructure

Revenue for the Electrical Infrastructure segment increased $9.9 million to $65.6 million in the three months ended September 30, 2015 compared to $55.7 million in the same period a year earlier as a result of volume increases in both power delivery and power generation. Gross margins increased to 7.2% in the three months ended September 30, 2015 compared to (0.9%) in the same period a year earlier. Fiscal 2015 gross margins were negatively impacted by a $3.3 million project charge related to an acquired EPC joint venture project. Fiscal 2016 gross margins were negatively impacted by $12.7 million of revenue related to this project being recognized at zero margin. The Company reached substantial completion of this project in the fourth quarter of fiscal 2015 and is working through final close out with the client.

Oil Gas & Chemical

Revenue for the Oil Gas & Chemical segment increased to $68.3 million in the three months ended September 30, 2015 compared to $53.3 million in the same period a year earlier. The increase of $15.0 million, or 28.1%, was primarily due to higher levels of both capital and maintenance work. Gross margins were 8.3% and 8.2% for three months ended September 30, 2015 and September 30, 2014, respectively, as the impact of better absorption of overhead costs was largely offset by lower direct margins.

Storage Solutions

Revenue for the Storage Solutions segment increased to $144.2 million in the three months ended September 30, 2015 compared to $133.3 million in the same period a year earlier, an increase of 8.2%. The increase is primarily attributable to higher domestic levels of balance of plant work partially offset by lower revenue in our Canadian operations. Gross margins were 14.0% for the three months ended September 30, 2015 compared to 10.9% in the same period a year earlier. Fiscal 2016 margin were positively impacted by the over recovery of construction overhead costs due to higher revenue along with strong project execution.

Industrial

Revenue for the Industrial segment decreased $38.2 million to $41.2 million in the three months ended September 30, 2015 compared to $79.4 million in the same period a year earlier. The decline in revenue is primarily attributable to lower business volumes from the iron and steel industry customers that the Company serves. Gross margins were 9.6% in the three months ended September 30, 2015 compared to 12.6% in the same period a year earlier. Fiscal 2016 margins were positively impacted by the mix of work and strong project execution. Fiscal 2015 margins were positively impacted by favorable project completions.

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
The following table provides a summary of changes in our backlog for the three months ended September 30, 2015:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2015	$493,973	$132,985	$670,493	$123,147	$1,420,598
Project awards	38,440	64,364	67,565	13,074	183,443
Revenue recognized	(65,625)	(68,311)	(144,236)	(41,159)	(319,331)
Backlog as of September 30, 2015	$466,788	$129,038	$593,822	$95,062	$1,284,710

Project awards in all segments are cyclical and are typically the result of a sales process that can take several months to complete. Backlog in the Storage Solutions and Electrical Infrastructure segments typically have the greatest volatility because individual project awards can be less frequent and more significant. Project awards in these segments were slightly less than anticipated but generally in line with the Company's expectations. Backlog in the Industrial segment was negatively impacted by a project cancellation of $11.5 million related to an on-going project and a slowdown in the iron and steel industry. The cancellation was not attributable to the Company's performance on the project. It is our belief that the cancellation was attributable to softness in commodity prices, including copper, for which the client is exposed.
During the first quarter of fiscal 2016, The Company saw no cancellations that were the result of crude oil price declines during the period.

Seasonality and Other Factors
Quarterly operating results can exhibit seasonal fluctuations, especially in our Oil Gas & Chemical segment, for a variety of reasons. Turnarounds and planned outages at customer facilities are typically scheduled in the spring and the fall when the demand for energy is lower. Within the Electrical Infrastructure segment, transmission and distribution work is generally scheduled by the public utilities when the demand for electricity is at its lowest. Therefore, revenue volume in the summer months is typically lower than in other periods throughout the year. Also, we typically see a lower level of operating activity relating to construction projects during the winter months and early in the calendar year because many of our customers’ capital budgets have not been finalized. Our business can also be affected, both positively and negatively, by seasonal factors such as energy demand or weather conditions, including hurricanes, snowstorms, and abnormally low or high temperatures. Some of these seasonal factors may cause some of our offices and projects to close or reduce activities temporarily. Accordingly, results for any interim period may not necessarily be indicative of future operating results.
Other factors impacting operating results in all segments come from work site permitting delays or customers accelerating or postponing work. The differing types, sizes, and durations of our contracts, combined with their geographic diversity and stages of completion, often results in fluctuations in the Company's operating results.

Impact of Crude Oil Prices
The effect of declining crude prices on our results for the three months ended September 30, 2015 was not significant, and there have been no significant reductions to our backlog as a result of project cancellations. In addition, we expect that any future impact to the Electrical Infrastructure and Industrial segments will be minimal as these segments have limited exposure to the price of crude.
In our Storage Solutions segment, our customers continue to take a long-term view of the crude market and continue to be cautious short-term. If crude oil prices continue at current levels or decline further into fiscal 2016, we could see some reduction in customer spending. Although we do not expect the impact to future earnings to be significant, we cannot predict the direction of crude oil prices or our customers’ ultimate reaction to the market.
In the mid and downstream portions of the Oil Gas & Chemical segment, we expect minimal mid and long term impact to our revenue volume attributable to routine maintenance and turnaround work. However, we are receiving mixed messages from our customers regarding the magnitude and timing of work and it is unclear, what, if any impact the price of crude oil has had. Additionally, some of our mid and downstream customers are integrated oil companies with exposure to the price of crude, and if the prices continue at current levels or decline further during fiscal 2016, spending levels may be reduced. Our exposure to non-integrated upstream clients in the Oil Gas & Chemical segment, who have direct exposure to the price of crude, is limited to the operations from our recent acquisition of substantially all of the assets of HDB Ltd. Limited Partnership which conducts most of its business with upstream exploration companies. Although we expect this customer base to continue spending at a reduced level, our exposure to upstream clients is not currently significant.

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

A reconciliation of EBITDA to net income follows:

	Three Months Ended
	September 30, 2015	September 30, 2014
	(In thousands)
Net income attributable to Matrix Service Company	$9,941	$5,914
Interest expense	263	351
Provision for income taxes	5,076	3,624
Depreciation and amortization	5,429	5,771
EBITDA	$20,709	$15,660

FINANCIAL CONDITION AND LIQUIDITY
Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the three months ended September 30, 2015 were cash on hand at the beginning of the fiscal year, capacity under our senior revolving credit facility and cash generated from operations before consideration of changes in working capital. Cash on hand at September 30, 2015 totaled $69.2 million and availability under the senior revolving credit facility totaled $125.2 million resulting in available liquidity of $194.4 million.
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
As discussed under the caption "Senior Revolving Credit Facility" included in this Financial Condition and Liquidity section of the Form 10-Q, our Credit Agreement includes a Senior Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. Consequently, project charges that the Company has made in connection with the acquired EPC joint venture have resulted in a significant short term capacity constraint on the Company's senior revolving credit facility Although the constraint does reduce our liquidity, the Company believes that the remaining availability under our credit facility, as discussed under the caption "Senior Revolving Credit Facility" included in this Financial Condition and Liquidity section of the Form 10-Q, along with cash on hand and cash generated from operations will provide sufficient liquidity to achieve both our short and long-term business objectives.
Cash Flow for the Three Months Ended September 30, 2015
Cash Flows Used by Operating Activities
Cash used by operating activities for the three months ended September 30, 2015 totaled $14.5 million. The various components of cash flows from operating activities are as follows:

Net Cash Used by Operating Activities
(In thousands)

Net income	$9,739
Non-cash expenses	7,327
Deferred income tax	1,380
Cash effect of changes in operating assets and liabilities	(32,957)
Other	60
Net cash used by operating activities	$(14,451)

The cash effect of significant changes in operating assets and liabilities at September 30, 2015 in comparison to June 30, 2015 include the following:

•
The change in accounts receivable caused an increase in cash of $16.2 million. The variance is primarily attributable to higher revenues in the fiscal 2015 fourth quarter of $364.4 million in comparison to $319.3 million for the fiscal 2016 first quarter. Consequently, collection of amounts in the fiscal 2016 first quarter that were billed in the fiscal 2015 fourth quarter, along with the decrease in revenue (which drove lower billings in the fiscal 2016 first quarter), contributed to the increase in cash.

•
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") decreased $2.5 million million while billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") decreased $21.4 million . The net change in CIE and BIE decreased cash $19.0 million for the three months ended September 30, 2015. CIE and BIE balances can experience significant day-to-day fluctuations based on the timing of when job costs are incurred, the invoicing of those job costs to the customer and subsequent cash collection, and other working capital management factors. The overall net change change was primarily attributable to decreased business activity for the fiscal 2016 first quarter in comparison to the fiscal 2015 fourth quarter.

•
The change in accounts payable resulted in a decrease to cash of $26.2 million. The variance is primarily due to decreased business activity for the fiscal 2016 first quarter in comparison to the fiscal 2015 fourth quarter. Revenues in the fiscal 2015 fourth quarter were $364.4 million in comparison to $319.3 for the fiscal 2016 first quarter.

•
The change in accrued wages and benefits resulted in a decrease to cash of $4.0 million driven primarily by payment of short term incentives accrued at June 30, 2015 but paid in the fiscal 2016 first quarter.

Cash Flows Used for Investing Activities
Investing activities used $3.8 million of cash in the first three months of fiscal 2016 primarily due to capital expenditures of $3.9 million. Capital expenditures consisted of $0.9 million for the purchase of construction equipment, $0.5 million for transportation and fabrication equipment, $1.7 million for office equipment, $0.6 million for buildings, and $0.2 million for small tools. Proceeds from asset sales provided $0.1 million of cash.
Cash Flows Provided by Financing Activities
Financing activities provided $9.5 million of cash in the first three months of fiscal 2016 primarily due to $8.4 million in proceeds contributed from the noncontrolling interest partner in our acquired EPC joint venture project, borrowings of $1.0 million under our credit facility, cash received for the issuance of stock options of $0.4 million, $0.1 million in cash received from employees participating in the Company's employee stock purchase program, partially offset by treasury share purchases of $0.4 million. The excess tax benefit of exercised stock options and vesting of deferred shares provided less than $0.1 million of cash. Cash borrowings were used for Canadian dollar advances to fund our existing Canadian operations including amounts to settle intercompany cross currency billings and other borrowings to finance our short-term working capital requirements.
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
The Unused Credit Facility Fee is between 0.20% and 0.35% based on the Senior Leverage Ratio.

The Credit Agreement includes a Senior Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended September 30, 2015, Consolidated EBITDA, as defined in the Credit Agreement, was $63.3 million. Accordingly, at September 30, 2015, there was a restriction on our ability to access the full amount of the credit facility. Consolidated Funded Indebtedness at September 30, 2015 was $25.1 million.
Availability under the senior credit facility at September 30, 2015 and June 30, 2015 was as follows:

	September 30, 2015	June 30, 2015
	(In thousands)
Senior credit facility	$200,000	$200,000
Capacity constraint due to the Senior Leverage Ratio	41,723	54,968
Capacity under the credit facility	158,277	145,032
Borrowings outstanding	9,766	8,804
Letters of credit	23,342	40,587
Availability under the senior credit facility	$125,169	$95,641
Outstanding borrowings at September 30, 2015 consisted of Canadian dollar advances to fund our existing Canadian operations including amounts to settle intercompany cross currency billings and other borrowings to finance our short-term working capital requirements.
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
Stock Repurchase Program and Treasury Shares
Treasury Shares
On November 4, 2014 the Board of Directors approved a stock buyback program that replaced the program that had previously been in place. The program, which expires on December 31, 2016, allows the Company to purchase up to $25.0 million of common stock annually if sufficient liquidity exists and management believes the purchase would be beneficial to the Company's stockholders. The annual $25.0 million limitation is applied on a calendar year basis. The cumulative number of shares repurchased cannot exceed 2,653,399, which represents 10% of the shares outstanding on the date the new repurchase program was approved. As of September 30, 2015, the Company has purchased 283,772 shares under the program. No shares were purchased during the first quarter of fiscal 2016 under the stock buyback program.
In addition to the stock buyback program, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix withheld 20,105 shares in the first three months of fiscal 2016 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares.
The Company has 1,356,560 treasury shares as of September 30, 2015 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

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
These forward-looking statements include, among others, such things as:

•	amounts and nature of future revenues and margins from each of our segments;

•	trends in the industries we serve;

•	the impact to our business of crude oil and other commodity prices;

•	our ability to generate sufficient cash from operations or to raise cash in order to meet our short and long-term capital requirements;

•	the likely impact of new or existing regulations or market forces on the demand for our services;

•	expansion and other trends of the industries we serve;

•	our expectations with respect to the likelihood of a future impairment; and

•	our ability to comply with the covenants in our credit agreement.
These statements are based on certain assumptions and analyses we made in light of our experience and our historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in our Form 10-K for the fiscal year ended June 30, 2015 and listed from time to time in our filings with the Securities and Exchange Commission;

•	economic, market or business conditions in general and in the oil, gas, power and mining and minerals industries in particular;

•	the inherently uncertain outcome of current and future litigation;

•	the adequacy of our reserves for contingencies;

•	changes in laws or regulations; and

•	other factors, many of which are beyond our control.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in market risk faced by us from those reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the Securities and Exchange Commission. For more information on market risk, see Part II, Item 7A in our fiscal 2015 Annual Report on Form 10-K.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2015.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended September 30, 2015.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to a number of legal proceedings. We believe that the nature and number of these proceedings are typical for a company of our size engaged in our type of business and that none of these proceedings will result in a material effect on our business, results of operations, financial condition, cash flows or liquidity.
Item 1A. Risk Factors
There were no material changes in our Risk Factors from those reported in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases made by the Company of its common stock during the first quarter of fiscal year 2016.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (C)
July 1 to July 31, 2015
Share Repurchase Program (A)	—	—	—	2,369,627
Employee Transactions (B)	260	$18.83	—
August 1 to August 31, 2015
Share Repurchase Program (A)	—	—	—	2,369,627
Employee Transactions (B)	17,239	$18.40	—
September 1 to September 30, 2015
Share Repurchase Program (A)	—	—	—	2,369,627
Employee Transactions (B)	2,606	$23.08	—

(A)	Represents shares purchased under our stock buyback program.

(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

(C)
On November 4, 2014 the Board of Directors approved a stock buyback program. The program, which expires on December 31, 2016, allows the Company to purchase up to $25.0 million of common stock annually if sufficient liquidity exists and management believes the purchase would be beneficial to the Company's stockholders. The annual $25.0 million limitation is applied on a calendar year basis. The cumulative number of shares repurchased cannot exceed 2,653,399, which represents 10% of the shares outstanding on the date the new repurchase program was approved. No shares were purchased during the first quarter of fiscal 2016 under the stock buyback program.

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

MATRIX SERVICE COMPANY

Date:	November 5, 2015	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer

EXHIBIT INDEX

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Exhibit 95:	Mine Safety Disclosure.

Exhibit 101.INS:	XBRL Instance Document.

Exhibit 101.SCH:	XBRL Taxonomy Schema Document.

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document.