Form 10-Q
period 2015-12-31
MATRIX SERVICE CO
filed 2016-02-05
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2015

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 29, 2016 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,923,728 shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Revenues	$323,529	$342,880	$642,860	$664,563
Cost of revenues	293,524	326,925	578,271	620,229
Gross profit	30,005	15,955	64,589	44,334
Selling, general and administrative expenses	25,070	19,626	44,553	39,458
Operating income (loss)	4,935	(3,671)	20,036	4,876
Other income (expense):
Interest expense	(252)	(300)	(515)	(652)
Interest income	60	308	91	350
Other	(148)	(28)	(202)	29
Income (loss) before income tax expense	4,595	(3,691)	19,410	4,603
Provision for federal, state and foreign income taxes	1,477	1,155	6,553	4,779
Net income (loss)	3,118	(4,846)	12,857	(176)
Less: Net loss attributable to noncontrolling interest	(2,313)	(8,132)	(2,515)	(9,376)
Net income attributable to Matrix Service Company	$5,431	$3,286	$15,372	$9,200

Basic earnings per common share	$0.20	$0.12	$0.58	$0.35
Diluted earnings per common share	$0.20	$0.12	$0.56	$0.34
Weighted average common shares outstanding:
Basic	26,721	26,600	26,598	26,535
Diluted	27,248	27,156	27,229	27,154
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Net income (loss)	$3,118	$(4,846)	$12,857	$(176)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(1,366)	(1,501)	(3,815)	(3,271)
Comprehensive income (loss)	1,752	(6,347)	9,042	(3,447)
Less: Comprehensive loss attributable to noncontrolling interest	(2,313)	(8,132)	(2,515)	(9,376)
Comprehensive income attributable to Matrix Service Company	$4,065	$1,785	$11,557	$5,929
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	December 31, 2015	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$82,431	$79,239
Accounts receivable, less allowances (December 31, 2015— $6,105 and June 30, 2015—$561)	207,425	199,149
Costs and estimated earnings in excess of billings on uncompleted contracts	81,743	86,071
Inventories	2,688	2,773
Income taxes receivable	5,123	579
Other current assets	7,236	5,660
Total current assets	386,646	373,471
Property, plant and equipment at cost:
Land and buildings	32,712	32,746
Construction equipment	89,027	87,561
Transportation equipment	46,991	47,468
Office equipment and software	28,292	28,874
Construction in progress	9,235	5,196
Total property, plant and equipment - at cost	206,257	201,845
Accumulated depreciation	(123,416)	(116,782)
Property, plant and equipment - net	82,841	85,063
Goodwill	70,605	71,518
Other intangible assets	21,986	23,961
Deferred income taxes	3,467	3,729
Other assets	6,603	3,947
Total assets	$572,148	$561,689

See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	December 31, 2015	June 30, 2015
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$109,336	$125,792
Billings on uncompleted contracts in excess of costs and estimated earnings	114,140	96,704
Accrued wages and benefits	18,875	26,725
Accrued insurance	8,898	8,100
Income taxes payable	57	3,268
Other accrued expenses	6,710	6,498
Total current liabilities	258,016	267,087
Deferred income taxes	1,988	1,244
Borrowings under senior credit facility	7,226	8,804
Total liabilities	267,230	277,135
Commitments and contingencies
Stockholders’ equity:
Matrix Service Company stockholders' equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of December 31, 2015, and June 30, 2015; 26,914,918 and 26,440,823 shares outstanding as of December 31, 2015 and June 30, 2015	279	279
Additional paid-in capital	124,168	123,038
Retained earnings	209,766	194,394
Accumulated other comprehensive loss	(9,741)	(5,926)
	324,472	311,785
Less: Treasury stock, at cost— 973,299 shares as of December 31, 2015, and 1,447,394 shares as of June 30, 2015	(16,730)	(18,489)
Total Matrix Service Company stockholders’ equity	307,742	293,296
Noncontrolling interest	(2,824)	(8,742)
Total stockholders' equity	304,918	284,554
Total liabilities and stockholders’ equity	$572,148	$561,689

See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	December 31, 2015	December 31, 2014
Operating activities:
Net income (loss)	$12,857	$(176)
Adjustments to reconcile net income to net cash provided provided by operating activities:
Depreciation and amortization	10,720	11,540
Deferred income tax	1,390	1,011
Gain on sale of property, plant and equipment	(37)	(120)
Provision for uncollectible accounts	5,544	451
Stock-based compensation expense	3,509	3,168
Excess tax benefit of exercised stock options and vesting of deferred shares	(3,245)	(1,731)
Other	119	118
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects from acquisitions:
Accounts receivable	(13,820)	(9,243)
Costs and estimated earnings in excess of billings on uncompleted contracts	4,328	3,435
Inventories	85	32
Other assets and liabilities	(8,861)	3,247
Accounts payable	(16,743)	(19,429)
Billings on uncompleted contracts in excess of costs and estimated earnings	17,436	19,174
Accrued expenses	(6,840)	(6,099)
Net cash provided by operating activities	6,442	5,378
Investing activities:
Acquisition of property, plant and equipment	(7,516)	(7,711)
Acquisition (Note 2)	—	(5,551)
Proceeds from asset sales	145	290
Net cash used by investing activities	$(7,371)	$(12,972)

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	December 31, 2015	December 31, 2014
Financing activities:
Capital contributions from noncontrolling interest	$8,433	$—
Issuances of common stock	457	364
Excess tax benefit of exercised stock options and vesting of deferred shares	3,245	1,731
Advances under credit agreement	2,753	9,272
Repayments of advances under credit agreement	(4,331)	(9,104)
Proceeds from issuance of common stock under employee stock purchase plan	166	134
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(4,488)	(2,439)
Net cash provided (used) by financing activities	6,235	(42)
Effect of exchange rate changes on cash and cash equivalents	(2,114)	(911)
Increase (decrease) in cash and cash equivalents	3,192	(8,547)
Cash and cash equivalents, beginning of period	79,239	77,115
Cash and cash equivalents, end of period	$82,431	$68,568
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$9,112	$5,905
Interest	$521	$748
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$726	$185

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Non-Controlling Interest	Total
Balances, July 1, 2015	$279	$123,038	$194,394	$(18,489)	$(5,926)	$(8,742)	$284,554
Capital contributions from non-controlling interest	—	—	—	—	—	8,433	8,433
Net income (loss)	—	—	15,372	—	—	(2,515)	12,857
Other comprehensive loss	—	—	—	—	(3,815)	—	(3,815)
Exercise of stock options (50,337 shares)	—	(7)	—	464	—	—	457
Tax effect of exercised stock options and vesting of deferred shares	—	3,245	—	—	—	—	3,245
Issuance of deferred shares (615,395 shares)	—	(5,706)	—	5,706	—	—	—
Treasury shares sold to Employee Stock Purchase Plan (8,382 shares)	—	89	—	77	—	—	166
Treasury shares purchased to satisfy tax withholding obligations (200,019 shares)	—	—	—	(4,488)	—	—	(4,488)
Stock-based compensation expense	—	3,509	—	—	—	—	3,509
Balances, December 31, 2015	$279	$124,168	$209,766	$(16,730)	$(9,741)	$(2,824)	$304,918

Balances, July 1, 2014	$279	$119,777	$177,237	$(16,595)	$(182)	$1,767	$282,283
Net income (loss)	—	—	9,200	—	—	(9,376)	(176)
Other comprehensive loss	—	—	—	—	(3,271)	—	(3,271)
Exercise of stock options (42,450 shares)	—	(287)	—	651	—	—	364
Tax effect of exercised stock options and vesting of deferred shares	—	1,731	—	—	—	—	1,731
Issuance of deferred shares (314,003 shares)	—	(4,584)	—	4,584	—	—	—
Treasury shares sold to Employee Stock Purchase Plan (4,972 shares)	—	47	—	87	—	—	134
Treasury shares purchased to satisfy tax withholding obligations (100,694 shares)	—	—	—	(2,439)	—	—	(2,439)
Stock-based compensation expense	—	3,168	—	—	—	—	3,168
Balances, December 31, 2014	$279	$119,852	$186,437	$(13,712)	$(3,453)	$(7,609)	$281,794
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
Recently Issued Accounting Standards
Accounting Standards Update 2015-17 (Topic 740), Balance Sheet Classification of Deferred Taxes
On November 20, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, which will require entities to present deferred tax assets ("DTAs") and deferred tax liabilities ("DTLs") as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet based on the classification of the related asset or liability. For public business entities, the ASU will be effective for annual periods beginning after December 15, 2016, and interim periods within those years with early adoption permitted. The Company has elected to retrospectively early adopt ASU 2015-17, effective for the quarter ended December 31, 2015. The quantitative effects of the change on the prior balance sheet presented, for the fiscal year ended June 30, 2015, resulted in a net reclassification of $6.6 million and $6.6 million from the "Deferred income taxes" current asset and liability financial statement line items, respectively, to the "Deferred income taxes" asset and liability financial statement line items included in the noncurrent asset and liability sections of the balance sheet.
Accounting Standards Update 2014-09 (Topic 606), Revenue from Contracts with Customers
On May 28, 2014, the FASB issued ASU No. 2014-09. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The ASU also requires entities to disclose both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU’s disclosure requirements are significantly more comprehensive than those in existing revenue standards. The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification ("ASC").
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
Accounting Standards Update 2014-15 (Subtopic 205-40)—Presentation of Financial Statements—Going Concern : Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
On August 27, 2014, the FASB issued ASU 2014-15, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity, and consistency of related disclosures and improve convergence with international financial reporting standards ("IFRSs") (which emphasize management’s responsibility for performing the going-concern assessment). However, the time horizon for the assessment (look-forward period) and the disclosure thresholds under U.S. GAAP and IFRSs

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

will continue to differ. The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted. We expect to adopt this standard on July 1, 2016.
Accounting Standards Update 2015-16—Business Combinations (Topic 805)—Simplifying the Accounting for Measurement-Period Adjustments
On September 25, 2015, the FASB issued ASU 2015-16 to simplify the accounting for measurement-period adjustments. The ASU was issued in response to stakeholder feedback that restatements of prior periods to reflect adjustments made to provisional amounts recognized in a business combination increase the cost and complexity of financial reporting but do not significantly improve the usefulness of the information. Under the ASU, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. We expect to adopt this standard on July 1, 2016.
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

	December 31, 2015	June 30, 2015
	(in thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$1,937,286	$1,633,780
Billings on uncompleted contracts	1,969,683	1,644,413
	$(32,397)	$(10,633)
Shown in balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$81,743	$86,071
Billings on uncompleted contracts in excess of costs and estimated earnings	114,140	96,704
	$(32,397)	$(10,633)
Progress billings in accounts receivable at December 31, 2015 and June 30, 2015 included retentions to be collected within one year of $25.3 million and $25.2 million, respectively. Contract retentions collectible beyond one year are included in Other Assets in the Condensed Consolidated Balance Sheet and totaled $5.6 million at December 31, 2015 and $2.8 million at June 30, 2015.

Other
In the three and six months ended December 31, 2014 our results of operations were materially impacted by charges resulting from a change in estimate related to an acquired EPC joint venture project in the Electrical Infrastructure segment. The charges resulted in a reduction to operating income of $22.9 million and $26.2 million and an after-tax reduction of $7.9 million and $9.0 million to net income attributable to Matrix Service Company, respectively. The Company recorded an additional charge on this project in the second quarter of fiscal 2016. The charge resulted in a reduction of operating income in the Electrical Infrastructure segment of $5.4 million and $5.5 million and a reduction of $2.0 million in net income attributable to Matrix Service Company in the three and six months ended December 31, 2015, respectively.
The fiscal 2016 project charge was attributable to higher than expected project closeout costs. The Company reached substantial completion on the project in the fourth quarter of fiscal 2015.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Intangible Assets Including Goodwill
Goodwill
The changes in the carrying value of goodwill by segment are as follows:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Goodwill	$60,027	$17,008	$10,586	$8,897	$96,518
Cumulative impairment loss (1)	(17,653)	(3,000)	(922)	(3,425)	(25,000)
Net balance at June 30, 2015	42,374	14,008	9,664	5,472	71,518
Translation adjustment (2)	(595)	—	(206)	(112)	(913)
Net balance at December 31, 2015	$41,779	$14,008	$9,458	$5,360	$70,605

(1)	A $25.0 million impairment charge was recorded in February 2005.

(2)	The translation adjustments relate to the periodic translation of Canadian Dollar denominated goodwill recorded as a part of prior Canadian acquisitions.
Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At December 31, 2015
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 15	$2,460	$(1,170)	$1,290
Customer based	1.5 to 15	27,408	(8,169)	19,239
Non-compete agreements	4 to 5	1,354	(947)	407
Trade names	3 to 5	1,615	(565)	1,050
Total amortizing intangible assets		$32,837	$(10,851)	$21,986

		At June 30, 2015
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 15	$2,460	$(1,086)	$1,374
Customer based	1.5 to 15	27,837	(7,109)	20,728
Non-compete agreements	4 to 5	1,354	(802)	552
Trade names	3 to 5	1,615	(308)	1,307
Total amortizing intangible assets		$33,266	$(9,305)	$23,961

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Amortization expense totaled $1.6 million in the six months ended December 31, 2015 and $2.4 million in the six months ended December 31, 2014. We estimate that the remaining amortization expense at December 31, 2015 will be as follows (in thousands):

Period ending:
Remainder of Fiscal 2016	$1,632
Fiscal 2017	3,197
Fiscal 2018	2,856
Fiscal 2019	2,490
Fiscal 2020	2,490
Fiscal 2021	2,486
Thereafter	6,835
Total estimated remaining amortization expense at December 31, 2015	$21,986
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
The Unused Credit Facility Fee is between 0.20% and 0.35% based on the Senior Leverage Ratio.

The Credit Agreement includes a Senior Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended December 31, 2015, Consolidated EBITDA, as defined in the Credit Agreement, was $65.4 million. Accordingly, at December 31, 2015, there was a restriction on our ability to access the full amount of the credit facility. Consolidated Funded Indebtedness at December 31, 2015 was $22.3 million.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Availability under the senior credit facility was as follows:

	December 31, 2015	June 30, 2015
	(In thousands)
Senior credit facility	$200,000	$200,000
Capacity constraint due to the Senior Leverage Ratio	36,433	54,968
Capacity under the credit facility	163,567	145,032
Borrowings outstanding	7,226	8,804
Letters of credit	23,168	40,587
Availability under the senior credit facility	$133,173	$95,641
Outstanding borrowings at December 31, 2015 under our Credit Agreement were used for Canadian dollar advances required for short term working capital, including cross-border purchases of materials and services.
At December 31, 2015, the Company is in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.
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
Our effective tax rate for the three months ended December 31, 2015 was 32.1% compared to (31.3)% in the same period a year earlier. Our effective tax rate for the six months ended December 31, 2015 was 33.8% compared to 103.8% in the same period a year earlier. Our effective tax rates for the three and six months ended December 31, 2015 and 2014, in comparison to our statutory rate, were impacted in part by the acquired EPC joint venture project charges in which the Company has a 65% interest and does not receive a tax benefit. The Company recorded a discrete benefit of $0.9 million in the three months ended December 31, 2015, primarily relating to the retroactive application of the R&D tax credit. In addition, the Company recorded discrete benefits of $1.4 million in the six months ended December 31, 2015 primarily relating to the retroactive application of the R&D tax credit and a foreign currency item.
As stated in Note 1, the Company has elected to retrospectively early adopt ASU 2015-17, effective for the quarter ended December 31, 2015. The quantitative effects of the change on the prior balance sheet presented, for the fiscal year ended June 30, 2015, resulted in a reclassification of $6.6 million and $6.6 million from the "Deferred income taxes" current asset and liability financial statement line items, respectively, to the "Deferred income taxes" asset and liability financial statement line items included in the noncurrent asset and liability sections of the balance sheet.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $11.3 million at December 31, 2015 and $12.7 million at June 30, 2015. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.
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
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(In thousands, except per share data)
Basic EPS:
Net income attributable to Matrix Service Company	$5,431	$3,286	$15,372	$9,200
Weighted average shares outstanding	26,721	26,600	26,598	26,535
Basic EPS	$0.20	$0.12	$0.58	$0.35
Diluted EPS:
Weighted average shares outstanding – basic	26,721	26,600	26,598	26,535
Dilutive stock options	76	115	81	131
Dilutive nonvested deferred shares	451	441	550	488
Diluted weighted average shares	27,248	27,156	27,229	27,154
Diluted EPS	$0.20	$0.12	$0.56	$0.34

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(In thousands)
Nonvested deferred shares	86	123	105	227

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
The Industrial segment includes construction and maintenance work in the iron and steel and mining and minerals industries, bulk material handling and fertilizer production facilities, thermal vacuum chambers, as well as work for clients in other industrial markets.
The Company evaluates performance and allocates resources based on operating income. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies footnote included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. Intersegment sales and transfers are recorded at cost; therefore, no intersegment profit or loss is recognized.
Segment assets consist primarily of cash and cash equivalents, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment, goodwill and other intangible assets.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Results of Operations
(In thousands)

	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Gross revenues
Electrical Infrastructure	$91,398	$58,533	$157,023	$114,206
Oil Gas & Chemical	63,472	76,419	132,431	130,618
Storage Solutions	122,647	129,987	267,217	263,337
Industrial	48,390	79,972	89,725	159,332
Total gross revenues	$325,907	$344,911	$646,396	$667,493
Less: Inter-segment revenues
Electrical Infrastructure	$—	$—	$—	$—
Oil Gas & Chemical	1,932	962	2,580	1,802
Storage Solutions	478	182	812	241
Industrial	(32)	887	144	887
Total inter-segment revenues	$2,378	$2,031	$3,536	$2,930
Consolidated revenues
Electrical Infrastructure	$91,398	$58,533	$157,023	$114,206
Oil Gas & Chemical	61,540	75,457	129,851	128,816
Storage Solutions	122,169	129,805	266,405	263,096
Industrial	48,422	79,085	89,581	158,445
Total consolidated revenues	$323,529	$342,880	$642,860	$664,563
Gross profit (loss)
Electrical Infrastructure	$4,021	$(16,058)	$8,729	$(16,547)
Oil Gas & Chemical	5,971	7,352	11,654	11,738
Storage Solutions	14,426	14,231	34,658	28,749
Industrial	5,587	10,430	9,548	20,394
Total gross profit	$30,005	$15,955	$64,589	$44,334
Operating income (loss)
Electrical Infrastructure	$(723)	$(18,522)	$477	$(22,178)
Oil Gas & Chemical	(3,029)	2,682	(1,613)	3,260
Storage Solutions	6,374	6,627	17,923	13,730
Industrial	2,313	5,542	3,249	10,064
Total operating income	$4,935	$(3,671)	$20,036	$4,876

Total assets by segment were as follows:

	December 31, 2015	June 30, 2015
Electrical Infrastructure	$148,447	$129,725
Oil Gas & Chemical	93,098	108,960
Storage Solutions	182,587	172,857
Industrial	77,287	102,761
Unallocated assets	70,729	47,386
Total segment assets	$572,148	$561,689

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10 – Subsequent Event
On February 1, 2016, the Company completed the acquisition of Baillie Tank Equipment (“BTE”), an internationally-based company with nearly 20 years of experience in the design and manufacture of products for use on aboveground storage tanks. Founded in 1998, BTE is a provider of tank products including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems, and seals. BTE is headquartered in Sydney, Australia with a manufacturing facility in Seoul, South Korea. The acquisition was funded with cash on-hand of $15.4 million. The Company is currently working through a preliminary purchase price allocation. Going forward, the business will be known as Matrix Applied Technologies and reported in the Storage Solutions segment.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Goodwill
The Company has five significant reporting units with goodwill representing 59%, 12%, 9%, 8% and 6% of the total goodwill balance. Our most recent annual goodwill impairment test, performed in the fourth quarter of fiscal 2015, indicated that the fair value of these reporting units exceeded their respective carrying values by 347%, 142%, 134%, 586% and 144%, respectively. The remaining 6% of total goodwill is spread between two other reporting units. The Company has considered the current economic environment and concluded that no impairment indicators existed at December 31, 2015. The Company will continue to closely monitor economic conditions.
Other Intangible Assets
Intangible assets that have finite useful lives are amortized by the straight-line method over their useful lives ranging from 1.5 to 15 years. The Company evaluates intangible assets with finite lives for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not observe any events or circumstances during the six months ended December 31, 2015 that would indicate that the carrying value of its intangible assets may not be recoverable. The Company's evaluation included values assigned to customer relationships in the iron and steel industry which is currently experiencing short to medium term weakness. If the Company's view of this market adversely changes or if other factors develop which change our view of the value of these relationships, the Company will reevaluate this conclusion.

Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $11.3 million at December 31, 2015 and $12.7 million at June 30, 2015. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.
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
Recently Issued Accounting Standards
Accounting Standards Update 2015-17 (Topic 740), Balance Sheet Classification of Deferred Taxes
On November 20, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, which will require entities to present deferred tax assets ("DTAs") and deferred tax liabilities ("DTLs") as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet based on the classification of the related asset or liability. For public business entities, the ASU will be effective for annual periods beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company has elected to retrospectively early adopt ASU 2015-17, effective for the quarter ended December 31, 2015. The quantitative effects of the change on the prior balance sheet presented, for the fiscal year ended June 30, 2015, resulted in a net reclassification of $6.6 million and $6.6 million from the "Deferred income taxes" current asset and liability financial statement line items, respectively, to the "Deferred income taxes" asset and liability financial statement line items included in the noncurrent asset and liability sections of the balance sheet.
Accounting Standards Update 2014-09 (Topic 606), Revenue from Contracts with Customers
On May 28, 2014, the FASB issued ASU No. 2014-09. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The ASU also requires entities to disclose both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU’s disclosure requirements are significantly more comprehensive than those in existing revenue standards. The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification ("ASC").
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
Accounting Standards Update 2014-15 (Subtopic 205-40)—Presentation of Financial Statements—Going Concern : Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
On August 27, 2014, the FASB issued ASU 2014-15, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity, and consistency of related disclosures and improve convergence with international financial reporting standards ("IFRSs") (which emphasize management’s responsibility for performing the going-concern assessment). However, the time horizon for the assessment (look-forward period) and the disclosure thresholds under U.S. GAAP and IFRSs will continue to differ. The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted. We expect to adopt this standard on July 1, 2016.
Accounting Standards Update 2015-16—Business Combinations (Topic 805)—Simplifying the Accounting for Measurement-Period Adjustments

On September 25, 2015, the FASB issued ASU 2015-16 to simplify the accounting for measurement-period adjustments. The ASU was issued in response to stakeholder feedback that restatements of prior periods to reflect adjustments made to provisional amounts recognized in a business combination increase the cost and complexity of financial reporting but do not significantly improve the usefulness of the information. Under the ASU, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. We expect to adopt this standard on July 1, 2016.
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
The Industrial segment includes construction and maintenance work in the iron and steel and mining and minerals industries, bulk material handling and fertilizer production facilities, thermal vacuum chambers, as well as work for clients in other industrial markets.

Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014

Consolidated

Consolidated revenue was $323.5 million for the three months ended December 31, 2015, compared to consolidated revenue of $342.9 million in the same period in the prior fiscal year. On a segment basis, consolidated revenue increased in the Electrical Infrastructure segment by $32.9 million. This increase was offset by decreased revenue in the Industrial, Oil Gas & Chemical and Storage Solutions segments of $30.7 million, $14.0 million and $7.6 million, respectively.

Consolidated gross profit increased from $16.0 million in the three months ended December 31, 2014 to $30.0 million in the three months ended December 31, 2015. The Company recorded project charges of $5.4 million and $22.9 million on an acquired EPC joint venture project in fiscal 2016 and fiscal 2015. The charges are discussed in Note 3- Uncompleted Contracts. These charges reduced fiscal 2016 gross margins by 1.6% to 9.3% and reduced fiscal 2015 gross margins by 6.7% to 4.7% in the same period in the prior fiscal year.

Consolidated SG&A expenses were $25.1 million in the three months ended December 31, 2015 compared to $19.6 million in the same period a year earlier. The increase in fiscal 2016 is primarily related to a non-routine bad debt charge of $5.2 million from an unexpected client bankruptcy.

Net interest expense was $0.2 million in the three months ended December 31, 2015. Interest expense was $0.3 million in the three months ended December 31, 2014. Fiscal 2015 results include $0.3 million of interest income attributable to an award received due to the settlement of a customer dispute.
Our effective tax rate for the three months ended December 31, 2015 was 32.1% compared to (31.3%) in the same period a year earlier. Our effective tax rates for fiscal 2016 and 2015 were impacted, in part, by the acquired EPC joint venture project charges in which the Company has a 65% interest and does not receive a tax benefit. In addition, the Company recorded a discrete benefit of $0.9 million in the three months ended December 31, 2015, primarily relating to the retroactive application of the R&D tax credit. The fiscal 2015 effective tax rate included an additional tax benefit of $0.8 million from the reinstatement of the R&D tax credit through calendar year 2014.

For the three months ended December 31, 2015, net income attributable to Matrix Service Company and the related fully diluted earnings per share were $5.4 million and $0.20 compared to net income attributable to Matrix Service Company of $3.3 million and fully diluted earnings per share of $0.12 in the same period a year earlier.

Electrical Infrastructure

Revenue for the Electrical Infrastructure segment increased $32.9 million to $91.4 million in the three months ended December 31, 2015 compared to $58.5 million in the same period a year earlier as a result of volume increases in both power delivery and power generation. The Company recorded project charges of $5.4 million and $22.9 million on the acquired EPC joint venture project in fiscal 2016 and fiscal 2015. The charges are discussed in Note 3- Uncompleted Contracts. These charges reduced fiscal 2016 gross margins for this segment by 5.8% to 4.4% and reduced fiscal 2015 gross margins by 39.3% to (27.4%).

Oil Gas & Chemical

Revenue for the Oil Gas & Chemical segment was $61.5 million in the three months ended December 31, 2015 compared to $75.5 million in the same period a year earlier. The decrease of $14.0 million, or 18.5%, was due to lower levels of capital and maintenance work. Gross margins were 9.7% for the three months ended December 31, 2015 and December 31, 2014, respectively. Gross margins for fiscal 2016 and fiscal 2015 were negatively impacted by the under recovery of construction overhead costs.

Storage Solutions

Revenue for the Storage Solutions segment was $122.2 million in the three months ended December 31, 2015 compared to $129.8 million in the same period a year earlier, a decrease of 5.9%. The decrease is primarily attributable to lower revenue volume in our Canadian operations partially offset by higher domestic levels of balance of plant work. Gross margins were 11.8% for the three months ended December 31, 2015 compared to 11.0% in the same period a year earlier.

Industrial

Revenue for the Industrial segment decreased $30.7 million to $48.4 million in the three months ended December 31, 2015 compared to $79.1 million in the same period a year earlier. The decline in revenue is primarily attributable to lower business volumes in the iron and steel and mining markets, and lower revenue recognized on a large fertilizer project that is nearing completion. Gross margins were 11.5% in the three months ended December 31, 2015 compared to 13.2% in the same period a year earlier. Fiscal 2016 margins were positively impacted by the mix of work and strong project execution. Fiscal 2015 margins were positively impacted by a favorable settlement with a customer.

Six Months Ended December 31, 2015 Compared to the Six Months Ended December 31, 2014

Consolidated revenue was $642.9 million for the six months ended December 31, 2015, a decrease of $21.7 million, or 3.3%, from consolidated revenue of $664.6 million in the same period in the prior fiscal year. On a segment basis, consolidated revenue increased in the Electrical Infrastructure, Storage Solutions and Oil Gas & Chemical segments by $42.8 million, $3.3 million and $1.1 million respectively, offset by a decrease in the Industrial segment of $68.9 million.

Consolidated gross profit was $64.6 million in the six months ended December 31, 2015 compared to $44.3 million in the six months ended December 31, 2014. The Company recorded project charges of $5.5 million and $26.2 million on the acquired EPC joint venture project in fiscal 2016 and fiscal 2015. The charges are discussed in Note 3- Uncompleted Contracts. These charges reduced fiscal 2016 gross margins by 1.1% to 10.0% and reduced fiscal 2015 gross margins by 4.4% to 6.7%.

Consolidated SG&A expenses were $44.6 million in the six months ended December 31, 2015 compared to $39.5 million in the same period a year earlier. The increase in fiscal 2016 is primarily related to a non-routine bad debt charge of $5.2 million from an unexpected client bankruptcy.

Net interest expense was $0.4 million in the six months ended December 31, 2015, and $0.3 million in the six months ended December 31, 2014. Fiscal 2015 results include $0.3 million of interest income attributable to an award received due to the settlement of a customer dispute.
Our effective tax rate for the six months ended December 31, 2015 was 33.8% compared to 103.8% in the same period a year earlier. Our effective tax rate for fiscal 2016 and 2015 was impacted, in part, by the acquired EPC joint venture project charges in which the Company has a 65% interest and does not receive a tax benefit. In addition, the Company recorded discrete benefits of $1.4 million in the six months ended December 31, 2015 primarily relating to the retroactive application of the R&D tax credit and a foreign currency item. The fiscal 2015 effective tax rate included an additional tax benefit of $0.8 million from the reinstatement of the R&D tax credit through calendar year 2014.

For the six months ended December 31, 2015, net income attributable to Matrix Service Company and the related fully diluted earnings per share were $15.4 million and $0.56 compared to $9.2 million and $0.34 in the same period a year earlier.

Electrical Infrastructure

Revenue for the Electrical Infrastructure segment increased $42.8 million to $157.0 million in the six months ended December 31, 2015 compared to $114.2 million in the same period a year earlier. The increased revenue volume was primarily due to volume increases in both power delivery and power generation. The Company recorded project charges of $5.5 million and

$26.2 million on the acquired EPC joint venture project in fiscal 2016 and fiscal 2015. The charges are discussed in Note 3- Uncompleted Contracts. These charges reduced fiscal 2016 gross margins by 4.0% to 5.6% and reduced fiscal 2015 gross margins for this segment by 25.1% to (14.5%).

Oil Gas & Chemical

Revenue for the Oil Gas & Chemical segment was $129.9 million in the six months ended December 31, 2015 compared to $128.8 million in the same period a year earlier. Revenue volumes were flat across most of the segment. Gross margins were 9.0% in the six months ended December 31, 2015 compared to 9.1% a year earlier. Gross margins for fiscal 2016 were negatively impacted by lower direct margins partially offset by the improvement in absorption of overhead costs.

Storage Solutions

Revenue for the Storage Solutions segment increased to $266.4 million in the six months ended December 31, 2015 compared to $263.1 million in the same period a year earlier. The increase is primarily attributable to higher domestic levels of balance of plant work largely offset by lower revenue in our Canadian operations. Gross margins were 13.0% for the six months ended December 31, 2015 compared to 10.9% in the same period a year earlier. Fiscal 2016 margins were positively impacted by the improved recovery of construction overhead costs along with strong project execution.

Industrial

Revenue for the Industrial segment decreased $68.9 million to $89.6 million in the six months ended December 31, 2015 compared to $158.5 million in the same period a year earlier. The decline in revenue is primarily attributable to lower business volumes in the iron and steel and mining markets, and lower revenue recognized on a large fertilizer project that is nearing completion. Gross margins were 10.7% in the six months ended December 31, 2015 compared to 12.9% in the same period a year earlier. Gross margins for both periods were positively impacted by strong project execution. In addition, fiscal 2015 gross margins included a favorable settlement with a customer.

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
The following table provides a summary of changes in our backlog for the three months ended December 31, 2015:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of September 30, 2015	$466,788	$129,038	$593,822	$95,062	$1,284,710
Project awards	51,392	48,813	56,419	21,242	177,866
Project delays and cancellations	—	—	(22,013)	—	(22,013)
Revenue recognized	(91,398)	(61,540)	(122,169)	(48,422)	(323,529)
Backlog as of December 31, 2015	$426,782	$116,311	$506,059	$67,882	$1,117,034

The following table provides a summary of changes in our backlog for the six months ended December 31, 2015:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2015	$493,973	$132,985	$670,493	$123,147	1,420,598
Project awards	89,832	113,177	123,984	45,922	372,915
Project delays and cancellations	—	—	(22,013)	(11,606)	(33,619)
Revenue recognized	(157,023)	(129,851)	(266,405)	(89,581)	(642,860)
Backlog as of December 31, 2015	$426,782	$116,311	$506,059	$67,882	$1,117,034
Project awards in all segments are cyclical and are typically the result of a sales process that can take several months to complete. Backlog in the Storage Solutions and Electrical Infrastructure segments typically have the greatest volatility because individual project awards can be less frequent and more significant.
Backlog in the Industrial segment was negatively impacted by a mining-related project cancellation of $11.6 million in the first quarter as well as a slowdown in the iron and steel industry. The cancellation was not attributable to the Company's performance on the project. It is our belief that the cancellation was attributable to softness in commodity prices, including copper, to which the client is exposed.
Backlog in the Storage Solutions segment was negatively impacted by $22.0 million related to the indefinite delay of remaining work on a project for one of our Canadian customers for the construction of aboveground storage tanks at a storage terminal. At the onset of the project the customer anticipated receiving the appropriate permitting approvals for the pipeline that would have run from the storage terminal to the Gulf Coast of the United States. In November of 2015, the President of the United States rejected approval of the pipeline. In January 2016, the customer sued the United States government asserting the rejection of the pipeline violated the North American Free Trade Agreement. The customer was also considering deploying the storage tanks for another project that was indefinitely deferred due to the low price of crude oil. Given the uncertain outlook for crude prices and the duration of any litigation and regulatory approval process, the Company removed the remaining portion of the project from its backlog.
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
Impact of Crude Oil and Other Commodity Price Declines
The effect of declining crude prices on our income from operations for the three and six months ended December 31, 2015 was not significant. In addition, we expect that any future impact to the Electrical Infrastructure segment will be minimal as this segment has limited exposure to the price of crude.

In the mid and downstream portions of the Oil Gas & Chemical segment, we expect minimal impact to our revenue volume attributable to routine maintenance and turnaround work. However, we are receiving mixed messages from our customers regarding the magnitude and timing of work and it is unclear, what, if any impact the price of crude oil will have. Additionally, some of our mid and downstream customers are integrated oil companies with exposure to the price of crude, if the prices continue at current levels or decline further during fiscal 2016, spending levels may be reduced. Our exposure to non-integrated upstream clients in the Oil Gas & Chemical segment, who have direct exposure to the price of crude, is not significant.
In our Storage Solutions segment, our customers continue to take a long-term view of the crude market and continue to be cautious short-term, particularly on larger projects. Based on the the current level and short-term outlook for crude oil prices, we do expect some reduction in customer spending. Although we do not expect the impact to future earnings to be significant, we cannot predict the direction of crude oil prices or our customers’ ultimate reaction to the market.
In the Industrial segment, our iron and steel customers face significant uncertainty related to the slowdown in the Chinese economy and the related impact on steel imports and steel prices, the strong United States dollar, the domestic demand for steel and the impact of anti-dumping duties on steel imports. This uncertainty has reduced the capital, expansion and elective maintenance spending of our customers. We do not expect higher levels of spending until the overall uncertainty in this market is reduced and economic conditions within the industry improve. In the mining and minerals markets, we continue to see lower spending due to the softness of other commodity prices, particularly copper, to which our clients are exposed.
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

A reconciliation of EBITDA to net income follows:

	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(In thousands)
Net income attributable to Matrix Service Company	$5,431	$3,286	$15,372	$9,200
Interest expense	252	300	515	652
Provision for income taxes	1,477	1,155	6,553	4,779
Depreciation and amortization	5,291	5,769	10,720	11,540
EBITDA	$12,451	$10,510	$33,160	$26,171

FINANCIAL CONDITION AND LIQUIDITY
Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the six months ended December 31, 2015 were cash on hand, capacity under our senior revolving credit facility and cash generated from operations before consideration of changes in working capital. Cash on hand at December 31, 2015 totaled $82.4 million and availability under the senior revolving credit facility totaled $133.2 million resulting in available liquidity of $215.6 million.
Factors that routinely impact our short-term liquidity and may impact our long-term liquidity include, but are not limited to:

•
Changes in costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs due to contract terms that determine the timing of billings to customers and the collection of those billings

•	Some cost plus and fixed price customer contracts are billed based on milestones which may require us to incur significant expenditures prior to collections from our customers.

•	Time and material contracts are normally billed in arrears. Therefore, we are routinely required to carry these costs until they can be billed and collected.

•	Some of our large construction projects may require significant retentions or security in the form of letters of credit.

•	Other changes in working capital

•	Capital expenditures
Other factors that may impact both short and long-term liquidity include:

•	Acquisitions of new businesses

•	Strategic investments in new operations

•	Purchases of shares under our stock buyback program

•	Contract disputes which can be significant

•	Collection issues, including those caused by overall economic conditions which can lead to credit deterioration of our customers

•	Capacity constraints under our credit facility and remaining in compliance with all covenants contained in the credit agreement

•	A default by one of the major financial institutions for which our deposits exceed insured deposit limits

•	Cash on hand outside of the United States that cannot be repatriated without incremental taxation.
As discussed under the caption "Senior Revolving Credit Facility" included in this Financial Condition and Liquidity section of the Form 10-Q, our Credit Agreement includes a Senior Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. Consequently, project charges that the Company has recorded in connection with the acquired EPC joint venture have resulted in a short term capacity constraint on the Company's senior revolving credit facility Although the constraint reduces our liquidity, the Company believes that the remaining availability under our credit facility, as discussed under the caption "Senior Revolving Credit Facility" included in this Financial Condition and Liquidity section of the Form 10-Q, along with cash on hand and cash generated from operations will provide sufficient liquidity to achieve both our short and long-term business objectives.

Cash Flow for the Six Months Ended December 31, 2015
Cash Flows Provided by Operating Activities
Cash provided by operating activities for the six months ended December 31, 2015 totaled $6.4 million. The various components are as follows:

Net Cash Provided by Operating Activities
(In thousands)

Net income	$12,857
Non-cash expenses	16,491
Deferred income tax	1,390
Cash effect of changes in operating assets and liabilities	(24,415)
Other	119
Net cash provided by operating activities	$6,442

The cash effect of significant changes in operating assets and liabilities at December 31, 2015 in comparison to June 30, 2015 include the following:

•
The change in accounts receivable caused a decrease in cash of $13.8 million. The variance is primarily attributable to higher billings in the fiscal 2016 second quarter in connection for certain large construction projects in fiscal 2016.

•
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") decreased $4.3 million million while billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") increased $17.4 million. The net change in CIE and BIE increased cash $21.8 million for the six months ended December 31, 2015. CIE and BIE balances can experience significant day-to-day fluctuations based on the timing of when job costs are incurred, the invoicing of those job costs to the customer, and other working capital management factors. The overall net change change was primarily attributable to higher advanced billings for certain large construction projects in fiscal 2016.

•
The change in accounts payable resulted in a decrease to cash of $16.7 million. The variance is primarily due to decreased business activity for the fiscal 2016 second quarter in comparison to the fiscal 2015 fourth quarter along with timing of material procurement. Revenues in the fiscal 2015 fourth quarter were $364.4 million in comparison to $323.5 for the fiscal 2016 second quarter.

•
The change in accrued wages and benefits resulted in a decrease to cash of $7.9 million driven primarily by payment of short term incentives accrued at June 30, 2015 but paid in the fiscal 2016 first quarter along with decreased business activity in the fiscal 2016 second quarter relative to the fiscal 2015 fourth quarter.

Cash Flows Used for Investing Activities
Investing activities used $7.4 million of cash in the first six months of fiscal 2016 primarily due to capital expenditures of $7.5 million. Capital expenditures consisted of $2.2 million for the purchase of construction equipment, $1.5 million for transportation and fabrication equipment, $2.6 million for office equipment, and $1.2 million for buildings. Proceeds from asset sales provided $0.1 million of cash.
Cash Flows Provided by Financing Activities
Financing activities provided $6.2 million of cash in the first six months of fiscal 2016 primarily due to $8.4 million in proceeds contributed from the noncontrolling interest partner in our acquired EPC joint venture project, borrowings of $2.8 million under our credit facility, cash received for the issuance of stock options of $0.5 million, $0.2 million in cash received from employees participating in the Company's employee stock purchase program, partially offset by treasury share purchases of $4.5 million and repayments of borrowings of $4.3 million. The excess tax benefit of exercised stock options and vesting of deferred shares provided $3.2 million of cash. Cash borrowings were used for Canadian dollar advances to fund our existing Canadian operations including amounts to settle intercompany cross currency billings and other borrowings to finance our short-term working capital requirements.

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
The Unused Credit Facility Fee is between 0.20% and 0.35% based on the Senior Leverage Ratio.

The Credit Agreement includes a Senior Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended December 31, 2015, Consolidated EBITDA, as defined in the Credit Agreement, was $65.4 million. Accordingly, at December 31, 2015, there was a restriction on our ability to access the full amount of the credit facility. Consolidated Funded Indebtedness at December 31, 2015 was $22.3 million.
Availability under the senior credit facility at December 31, 2015 and June 30, 2015 was as follows:

	December 31, 2015	June 30, 2015
	(In thousands)
Senior credit facility	$200,000	$200,000
Capacity constraint due to the Senior Leverage Ratio	36,433	54,968
Capacity under the credit facility	163,567	145,032
Borrowings outstanding	7,226	8,804
Letters of credit	23,168	40,587
Availability under the senior credit facility	$133,173	$95,641
Outstanding borrowings at December 31, 2015 consisted of Canadian dollar advances to fund our existing Canadian operations including amounts to settle intercompany cross currency billings and other borrowings to finance our short-term working capital requirements.
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
Stock Repurchase Program and Treasury Shares
Treasury Shares
On November 4, 2014 the Board of Directors approved a stock buyback program that replaced the program that had previously been in place. The program, which expires on December 31, 2016, allows the Company to purchase up to $25.0 million of common stock annually if sufficient liquidity exists and management believes the purchase would be beneficial to the Company's stockholders. The annual $25.0 million limitation is applied on a calendar year basis. The cumulative number of shares repurchased cannot exceed 2,653,399, which represents 10% of the shares outstanding on the date the new repurchase program was approved. As of December 31, 2015, the Company has purchased 283,772 shares under the program. No shares were purchased during fiscal 2016 under this program.
In addition to the stock buyback program, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix withheld 200,019 shares in the first six months of fiscal 2016 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares.
The Company has 973,299 treasury shares as of December 31, 2015 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

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
These statements are based on certain assumptions and analyses we made in light of our experience and our historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in our Form 10-K for the fiscal year ended June 30, 2015 and listed from time to time in our filings with the Securities and Exchange Commission;

•	economic, market or business conditions in general and in the oil, gas, power and mining and minerals industries in particular;

•	reduced creditworthiness of our customer base and the higher risk of non-payment of receivables due to low prevailing crude oil and other commodity prices;

•	the inherently uncertain outcome of current and future litigation;

•	the adequacy of our reserves for contingencies;

•	changes in laws or regulations; and

•	other factors, many of which are beyond our control.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2015.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended December 31, 2015.

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
The table below sets forth the information with respect to purchases made by the Company of its common stock during the second quarter of fiscal year 2016.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (C)
October 1 to October 31, 2015
Share Repurchase Program (A)	—	—	—	2,369,627
Employee Transactions (B)	326	$21.86	—
November 1 to November 30, 2015
Share Repurchase Program (A)	—	—	—	2,369,627
Employee Transactions (B)	159,945	$22.90	—
December 1 to December 31, 2015
Share Repurchase Program (A)	—	—	—	2,369,627
Employee Transactions (B)	19,643	$22.21	—

(A)	Represents shares purchased under our stock buyback program.

(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

(C)
On November 4, 2014 the Board of Directors approved a stock buyback program. The program, which expires on December 31, 2016, allows the Company to purchase up to $25.0 million of common stock annually if sufficient liquidity exists and management believes the purchase would be beneficial to the Company's stockholders. The annual $25.0 million limitation is applied on a calendar year basis. The cumulative number of shares repurchased cannot exceed 2,653,399, which represents 10% of the shares outstanding on the date the new repurchase program was approved. No shares were purchased during the second quarter of fiscal 2016 under this program.

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

MATRIX SERVICE COMPANY

Date:	February 5, 2016	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer

EXHIBIT INDEX

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Exhibit 95:	Mine Safety Disclosure.

Exhibit 101.INS:	XBRL Instance Document.

Exhibit 101.SCH:	XBRL Taxonomy Schema Document.

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document.