Form 10-Q
period 2016-03-31
MATRIX SERVICE CO
filed 2016-05-05
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2016 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,615,091 shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Revenues	$309,422	$314,155	$952,282	$978,718
Cost of revenues	282,119	311,523	860,390	931,752
Gross profit	27,303	2,632	91,892	46,966
Selling, general and administrative expenses	20,956	17,080	65,509	56,538
Operating income (loss)	6,347	(14,448)	26,383	(9,572)
Other income (expense):
Interest expense	(241)	(294)	(756)	(946)
Interest income	56	40	147	390
Other	(109)	252	(311)	281
Income (loss) before income tax expense	6,053	(14,450)	25,463	(9,847)
Provision for federal, state and foreign income taxes	2,507	(1,508)	9,060	3,271
Net income (loss)	3,546	(12,942)	16,403	(13,118)
Less: Net loss attributable to noncontrolling interest	(811)	(9,983)	(3,326)	(19,359)
Net income (loss) attributable to Matrix Service Company	$4,357	$(2,959)	$19,729	$6,241

Basic earnings (loss) per common share	$0.16	$(0.11)	$0.74	$0.23
Diluted earnings (loss) per common share	$0.16	$(0.11)	$0.73	$0.23
Weighted average common shares outstanding:
Basic	26,758	26,711	26,651	26,593
Diluted	27,054	26,711	27,191	27,175
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Net income (loss)	$3,546	$(12,942)	$16,403	$(13,118)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	2,754	(2,725)	(1,061)	(5,996)
Comprehensive income (loss)	6,300	(15,667)	15,342	(19,114)
Less: Comprehensive loss attributable to noncontrolling interest	(811)	(9,983)	(3,326)	(19,359)
Comprehensive income (loss) attributable to Matrix Service Company	$7,111	$(5,684)	$18,668	$245
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	March 31, 2016	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$73,403	$79,239
Accounts receivable, less allowances (March 31, 2016— $6,246 and June 30, 2015—$561)	170,713	199,149
Costs and estimated earnings in excess of billings on uncompleted contracts	92,646	86,071
Inventories	3,464	2,773
Income taxes receivable	2,870	579
Other current assets	8,004	5,660
Total current assets	351,100	373,471
Property, plant and equipment at cost:
Land and buildings	38,645	32,746
Construction equipment	89,046	87,561
Transportation equipment	48,187	47,468
Office equipment and software	29,168	28,874
Construction in progress	9,826	5,196
Total property, plant and equipment - at cost	214,872	201,845
Accumulated depreciation	(127,527)	(116,782)
Property, plant and equipment - net	87,345	85,063
Goodwill	78,845	71,518
Other intangible assets	21,936	23,961
Deferred income taxes	3,569	3,729
Other assets	6,847	3,947
Total assets	$549,642	$561,689

See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	March 31, 2016	June 30, 2015
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$122,941	$125,792
Billings on uncompleted contracts in excess of costs and estimated earnings	66,809	96,704
Accrued wages and benefits	28,944	26,725
Accrued insurance	8,542	8,100
Income taxes payable	473	3,268
Other accrued expenses	5,393	6,498
Total current liabilities	233,102	267,087
Deferred income taxes	2,620	1,244
Borrowings under senior credit facility	3,845	8,804
Other liabilities	203	—
Total liabilities	239,770	277,135
Commitments and contingencies
Stockholders’ equity:
Matrix Service Company stockholders' equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of March 31, 2016, and June 30, 2015; 26,606,490 and 26,440,823 shares outstanding as of March 31, 2016 and June 30, 2015	279	279
Additional paid-in capital	125,655	123,038
Retained earnings	214,123	194,394
Accumulated other comprehensive loss	(6,987)	(5,926)
	333,070	311,785
Less: Treasury stock, at cost— 1,281,727 shares as of March 31, 2016, and 1,447,394 shares as of June 30, 2015	(22,022)	(18,489)
Total Matrix Service Company stockholders’ equity	311,048	293,296
Noncontrolling interest	(1,176)	(8,742)
Total stockholders' equity	309,872	284,554
Total liabilities and stockholders’ equity	$549,642	$561,689

See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	March 31, 2016	March 31, 2015
Operating activities:
Net income (loss)	$16,403	$(13,118)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,139	17,332
Deferred income tax	1,413	(1,026)
Gain on sale of property, plant and equipment	(111)	(305)
Provision for uncollectible accounts	5,684	419
Stock-based compensation expense	5,023	4,730
Excess tax benefit of exercised stock options and vesting of deferred shares	(3,222)	(1,764)
Other	179	178
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects from acquisitions:
Accounts receivable	23,684	17,353
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,575)	(4,332)
Inventories	568	170
Other assets and liabilities	(5,461)	2,425
Accounts payable	(3,492)	(23,025)
Billings on uncompleted contracts in excess of costs and estimated earnings	(29,895)	31,006
Accrued expenses	983	6,932
Net cash provided by operating activities	21,320	36,975
Investing activities:
Acquisition of property, plant and equipment	(11,746)	(11,075)
Acquisitions (Note 2)	(13,049)	(5,551)
Proceeds from asset sales	258	653
Net cash used by investing activities	$(24,537)	$(15,973)

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	March 31, 2016	March 31, 2015
Financing activities:
Capital contributions from noncontrolling interest	$10,892	$7,802
Issuances of common stock	578	493
Excess tax benefit of exercised stock options and vesting of deferred shares	3,222	1,764
Advances under credit agreement	2,753	8,289
Repayments of advances under credit agreement	(7,712)	(9,976)
Repayment of acquired long-term debt	(1,858)	—
Proceeds from issuance of common stock under employee stock purchase plan	261	215
Open market purchase of treasury shares	(5,460)	—
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(4,540)	(2,472)
Net cash provided (used) by financing activities	(1,864)	6,115
Effect of exchange rate changes on cash and cash equivalents	(755)	(1,049)
Increase (decrease) in cash and cash equivalents	(5,836)	26,068
Cash and cash equivalents, beginning of period	79,239	77,115
Cash and cash equivalents, end of period	$73,403	$103,183
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$9,192	$6,700
Interest	$789	$1,019
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$401	$1,104
Acquisition of long-term debt	$1,858	$—

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Non-Controlling Interest	Total
Balances, July 1, 2015	$279	$123,038	$194,394	$(18,489)	$(5,926)	$(8,742)	$284,554
Capital contributions from noncontrolling interest	—	—	—	—	—	10,892	10,892
Net income (loss)	—	—	19,729	—	—	(3,326)	16,403
Other comprehensive loss	—	—	—	—	(1,061)	—	(1,061)
Exercise of stock options (62,137 shares)	—	7	—	571	—	—	578
Tax effect of exercised stock options and vesting of deferred shares	—	3,222	—	—	—	—	3,222
Issuance of deferred shares (623,443 shares)	—	(5,777)	—	5,777	—	—	—
Treasury shares sold to Employee Stock Purchase Plan (13,003 shares)	—	142	—	119	—	—	261
Open market purchases of treasury shares (330,000 shares)	—	—	—	(5,460)	—	—	(5,460)
Treasury shares purchased to satisfy tax withholding obligations (202,916 shares)	—	—	—	(4,540)	—	—	(4,540)
Stock-based compensation expense	—	5,023	—	—	—	—	5,023
Balances, March 31, 2016	$279	$125,655	$214,123	$(22,022)	$(6,987)	$(1,176)	$309,872

Balances, July 1, 2014	$279	$119,777	$177,237	$(16,595)	$(182)	$1,767	$282,283
Capital contributions from noncontrolling interest	—	—	—	—	—	7,802	7,802
Net income (loss)	—	—	6,241	—	—	(19,359)	(13,118)
Other comprehensive loss	—	—	—	—	(5,996)	—	(5,996)
Exercise of stock options (55,200 shares)	—	(275)	—	768	—	—	493
Tax effect of exercised stock options and vesting of deferred shares	—	1,764	—	—	—	—	1,764
Issuance of deferred shares (318,763 shares)	—	(4,628)	—	4,628	—	—	—
Treasury shares sold to Employee Stock Purchase Plan (8,601 shares)	—	94	—	121	—	—	215
Treasury shares purchased to satisfy tax withholding obligations (102,450 shares)	—	—	—	(2,472)	—	—	(2,472)
Stock-based compensation expense	—	4,730	—	—	—	—	4,730
Balances, March 31, 2015	$279	$121,462	$183,478	$(13,550)	$(6,178)	$(9,790)	$275,701
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments, consisting of normal recurring adjustments and other adjustments described herein, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2015, included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the nine month period ended March 31, 2016 may not necessarily be indicative of the results of operations for the full year ending June 30, 2016.
Recently Issued Accounting Standards
Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606)
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The ASU also requires entities to disclose both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU's disclosure requirements are significantly more comprehensive than those in existing revenue standards. The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification ("ASC").
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
Accounting Standards Update 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments
On September 25, 2015, the FASB issued ASU 2015-16 to simplify the accounting for measurement-period adjustments. The ASU was issued in response to stakeholder feedback that restatements of prior periods to reflect adjustments made to provisional amounts recognized in a business combination increase the cost and complexity of financial reporting but do not significantly improve the usefulness of the information. Under the ASU, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. We expect to adopt this standard on July 1, 2016.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes
On November 20, 2015, the FASB issued ASU 2015-17, which will require entities to present deferred tax assets ("DTAs") and deferred tax liabilities ("DTLs") as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet based on the classification of the related asset or liability. For public business entities, the ASU will be effective for annual periods beginning after December 15, 2016, and interim periods within those years with early adoption permitted. The Company has elected to retrospectively early adopt ASU 2015-17, effective for the quarter ended December 31, 2015. The quantitative effects of the change on the prior balance sheet presented, for the fiscal year ended June 30, 2015, resulted in a net reclassification of $6.6 million and $6.6 million from the "Deferred income taxes" current asset and liability financial statement line items, respectively, to the "Deferred income taxes" asset and liability financial statement line items included in the noncurrent asset and liability sections of the balance sheet.
Accounting Standards Update 2016-02, Leases (Topic 842)
On February 25, 2016, the FASB issued ASU 2016-02. The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We expect to adopt this standard on July 1, 2019 and are currently evaluating its expected impact on our financial statements.
Accounting Standards Update 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
On March 30, 2016, the FASB issued ASU 2016-09, which simplified several aspects of accounting for stock-based compensation transactions, including the accounting for income taxes and forfeitures and statutory tax withholding requirements. The ASU is effective for the Company on July 1, 2017 and early adoption is permitted. The Company is currently evaluating whether it will early adopt the ASU. The following is a description of the key provisions of the ASU, its transition requirements and its estimated impacts on the Company's financial statements:
Accounting for Income Taxes: The amendments require the Company to recognize excess tax benefits or tax deficiencies in its provision for income taxes in its consolidated statements of income during the period of vesting or exercise of its nonvested deferred share awards and stock options, respectively, for which it expects to receive an income tax deduction. Currently, the Company recognizes any excess tax benefits in additional paid-in capital ("APIC") in the balance sheet and any tax deficiencies are recognized as a reduction of APIC to the extent the Company has accumulated excess tax benefits. Any tax deficiencies in excess of accumulated excess tax benefits in APIC are recognized in the provision for income taxes. The amendments also require the Company to only present excess tax benefits and tax deficiencies in the operating section of its statements of cash flows. Currently, the Company is required to present such items in both the financing section and operating section of its statements of cash flows. Amendments to the presentation of excess tax benefits and tax deficiencies in the statements of cash flows may be applied retrospectively or prospectively. The Company has not yet determined how it will apply these amendments.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Amendments requiring the recognition of excess tax benefits and tax deficiencies in income are to be applied prospectively. The Company cannot reasonably estimate the future impacts of these amendments to its financial statements since such impacts are primarily dependent on the Company's stock price on the dates of future vestings or exercises. The Company's stock price may vary significantly over time and such variability may result in material income tax impacts to income upon future vestings and exercises.
The Company is required to apply the amendments for accumulated excess tax benefits on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the date of adoption. The balance of accumulated excess tax benefits included in APIC was $9.8 million as of March 31, 2016.
Accounting for Forfeitures: The Company currently recognizes expense on all stock-based awards over the requisite service period, net of estimated forfeitures. The amendments in this ASU allow the Company to elect, as a company-wide accounting policy, either to continue to estimate the amount of forfeitures to exclude from compensation expense or to exclude forfeitures from compensation expense when they occur. If the Company elects to account for forfeitures when they occur, it will apply the accounting change on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the date of adoption. The Company does not expect these amendments to have a material impact to its financial statements if it does elect to account for forfeitures when they occur. The Company has not yet determined how it will account for forfeitures upon adoption of the ASU.
Statutory Tax Withholding Requirements: Currently, an entire award must be classified as a liability if the fair value of the shares withheld exceeds the Company's minimum statutory withholding obligation. Under the ASU, the Company will be allowed to withhold shares with a fair value up to the amount of tax owed using the maximum statutory tax rate in the employee's applicable jurisdictions. The Company will be allowed to determine one maximum rate for all employees in each jurisdiction, rather than a rate for each employee in the jurisdiction. Also, the ASU requires that cash outflows to reacquire shares withheld for taxes to be classified in the financing section of its statements of cash flows. Since the Company does not have any awards classified as liabilities due to statutory tax withholding requirements as of March 31, 2016, and since the Company already presents its cash outflows for reacquiring shares withheld for taxes as a financing activity in its statements of cash flows, the Company does not expect these amendments to have any impact on its financial statements.

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
Purchase of Baillie Tank Equipment, Ltd.
On February 1, 2016, the Company completed the acquisition of all outstanding stock of Baillie Tank Equipment, Ltd. (“BTE”), an internationally-based company with nearly 20 years of experience in the design and manufacture of products for use on aboveground storage tanks. Founded in 1998, BTE is a provider of tank products including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems, and seals. BTE is headquartered in Sydney, Australia with a manufacturing facility in Seoul, South Korea. The Company acquired BTE to expand its service offerings of certain technical solutions for aboveground storage tanks. The business is now known as Matrix Applied Technologies, and its operating results are included in the Storage Solutions segment.
The Company purchased BTE with cash on-hand for a net purchase price of $13.0 million. The Company paid $15.4 million when including the subsequent repayment of long-term debt acquired and the settlement of certain other liabilities acquired, and excluding the cash acquired and certain amounts owed to the former owners for working capital adjustments. The net purchase price was allocated to the major categories of assets and liabilities based on their estimated fair value at the acquisition date.
The following table summarizes the preliminary net purchase price allocation (in thousands):

Current assets	$4,526
Property, plant and equipment	4,347
Goodwill	7,618
Other intangible assets	720
Other assets	84
Total assets acquired	17,295
Current liabilities	1,048
Deferred income taxes	341
Long-term debt	1,858
Other liabilities	407
Net assets acquired	13,641
Cash acquired	592
Net purchase price	$13,049

The goodwill recognized from the acquisition is attributable to the synergies of combining our operations and the technical expertise of the acquired workforce. None of the goodwill recognized is expected to be deductible for income tax purposes. The fair value of the net assets acquired is preliminary pending the final valuation of those assets. As a result, goodwill is also preliminary since it has been recorded as the excess of the purchase price over the estimated fair value of the net assets acquired.
The Company incurred $0.8 million and $0.9 million of expenses related to the acquisition for the three and nine months ended March 31, 2016, which are included within selling, general and administrative expenses in the consolidated statements of income. The acquired business contributed revenues of $3.5 million and operating income of $0.7 million for the period from February 1, 2016 to March 31, 2016.
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

	March 31, 2016	June 30, 2015
	(in thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$1,759,416	$1,633,780
Billings on uncompleted contracts	1,733,579	1,644,413
	$25,837	$(10,633)
Shown in balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$92,646	$86,071
Billings on uncompleted contracts in excess of costs and estimated earnings	66,809	96,704
	$25,837	$(10,633)
Progress billings in accounts receivable at March 31, 2016 and June 30, 2015 included retentions to be collected within one year of $24.4 million and $25.2 million, respectively. Contract retentions collectible beyond one year are included in other assets in the condensed consolidated balance sheet and totaled $5.6 million at March 31, 2016 and $2.8 million at June 30, 2015.
Other
In the three and nine months ended March 31, 2015 our results of operations were materially impacted by charges resulting from a change in estimate related to an acquired EPC joint venture project in the Electrical Infrastructure segment. The charges resulted in a reduction to operating income of $28.5 million and $54.7 million and an after-tax reduction of $9.7 million and $18.7 million to net income attributable to Matrix Service Company, respectively. The Company recorded additional charges on this project during the three and nine months ended March 31, 2016, which resulted in a reduction to operating income of $1.6 million and $7.1 million and an after-tax reduction to net income attributable to Matrix Service Company of $0.5 million and $2.5 million, respectively.
The fiscal 2016 project charges are attributable to higher than expected project closeout costs. The Company reached substantial completion on the project in the fourth quarter of fiscal 2015.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Intangible Assets Including Goodwill
Goodwill
The changes in the carrying value of goodwill by segment are as follows:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Goodwill	$60,027	$17,008	$10,586	$8,897	$96,518
Cumulative impairment loss (1)	(17,653)	(3,000)	(922)	(3,425)	(25,000)
Net balance at June 30, 2015	42,374	14,008	9,664	5,472	71,518
Purchase of BTE (Note 2)	—	—	7,618	—	7,618
Translation adjustment (2)	(240)	—	(6)	(45)	(291)
Net balance at March 31, 2016	$42,134	$14,008	$17,276	$5,427	$78,845

(1)	A $25.0 million impairment charge was recorded in February 2005.

(2)
The translation adjustments relate to the periodic translation of Canadian Dollar and South Korean Won denominated goodwill recorded as a part of prior acquisitions in Canada and South Korea, in which the local currency was determined to be the functional currency.

Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At March 31, 2016
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 15	$2,579	$(1,202)	$1,377
Customer-based	0.3 to 15	28,154	(8,945)	19,209
Non-compete agreements	4 to 5	1,453	(1,023)	430
Trade names	3 to 5	1,615	(695)	920
Total amortizing intangible assets		$33,801	$(11,865)	$21,936

		At June 30, 2015
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 15	$2,460	$(1,086)	$1,374
Customer-based	1.5 to 15	27,837	(7,109)	20,728
Non-compete agreements	4 to 5	1,354	(802)	552
Trade names	3 to 5	1,615	(308)	1,307
Total amortizing intangible assets		$33,266	$(9,305)	$23,961
The increase in the gross carrying amount of other intangible assets at March 31, 2016 compared to June 30, 2015 is due primarily to the February 1, 2016 acquisition of BTE (Note 2). The BTE intangible assets consist of the following amortizing assets:

•	customer-based intangibles with a fair value of $0.5 million and useful life of between 4 months and 10 years;

•	intellectual property intangibles with a fair value of $0.1 million and useful life of 10 years; and

•	non-compete agreement intangibles with a fair value of $0.1 million and useful life of 4 years.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Amortization expense totaled $2.6 million in the nine months ended March 31, 2016 and $3.7 million in the nine months ended March 31, 2015. We estimate that the remaining amortization expense at March 31, 2016 will be as follows (in thousands):

Period ending:
Remainder of Fiscal 2016	$937
Fiscal 2017	3,294
Fiscal 2018	2,954
Fiscal 2019	2,587
Fiscal 2020	2,577
Fiscal 2021	2,559
Thereafter	7,028
Total estimated remaining amortization expense at March 31, 2016	$21,936
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
The Credit Agreement also permits us to borrow in Canadian dollars with a sub-limit of U.S. $40.0 million. Amounts borrowed in Canadian dollars will bear interest either at the CDOR Rate, plus an additional margin based on the Senior Leverage Ratio ranging from 1.25% to 2.0%, or at the Canadian Prime Rate, plus an additional margin based on the Senior Leverage Ratio ranging from 1.75% to 2.5%. The CDOR Rate is equal to the sum of the annual rate of interest, which is the rate determined as being the arithmetic average of the quotations of all institutions listed in respect of the relevant CDOR interest period for Canadian Dollar denominated bankers’ acceptances, plus 0.1%. The Canadian Prime Rate is equal to the greater of (i) the rate of interest per annum most recently announced or established by JPMorgan Chase Bank, N.A., Toronto Branch as its reference rate in effect on such day for determining interest rates for Canadian Dollar denominated commercial loans in Canada and (ii) the CDOR Rate plus 1.0%.
The Unused Credit Facility Fee is between 0.20% and 0.35% based on the Senior Leverage Ratio.
The Credit Agreement includes a Senior Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended March 31, 2016, Consolidated EBITDA, as defined in the Credit Agreement, was $76.4 million. Accordingly, at March 31, 2016, there was a restriction on our ability to access the full amount of the credit facility. Consolidated Funded Indebtedness at March 31, 2016 was $16.8 million.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Availability under the senior credit facility was as follows:

	March 31, 2016	June 30, 2015
	(In thousands)
Senior credit facility	$200,000	$200,000
Capacity constraint due to the Senior Leverage Ratio	9,013	54,968
Capacity under the credit facility	190,987	145,032
Borrowings outstanding	3,845	8,804
Letters of credit	20,612	40,587
Availability under the senior credit facility	$166,530	$95,641
Outstanding borrowings at March 31, 2016 under our Credit Agreement were used for Canadian dollar advances required for short term working capital, including cross-border purchases of materials and services.
The Company is in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.
The Company acquired $1.9 million of long-term debt as part of the BTE acquisition, which was subsequently repaid in March 2016.
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
Our effective tax rate for the three months ended March 31, 2016 was 41.4% compared to 10.4% in the same period a year earlier. Our effective tax rate for the nine months ended March 31, 2016 was 35.6% compared to (33.2)% in the same period a year earlier. Our effective tax rates for the three and nine months ended March 31, 2016 and 2015 were impacted in part by the acquired EPC joint venture project charges in which the Company has a 65% interest and does not receive a tax benefit. The Company recorded discrete expenses of $0.1 million during the three months ended March 31, 2016 and recorded $1.3 million of discrete benefits during the nine months ended March 31, 2016. The discrete benefits primarily relate to the retroactive application of the R&D tax credit and other tax credits.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $11.1 million at March 31, 2016 and $12.7 million at June 30, 2015. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.
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
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
	(In thousands, except per share data)
Basic EPS:
Net income (loss) attributable to Matrix Service Company	$4,357	$(2,959)	$19,729	$6,241
Weighted average shares outstanding	26,758	26,711	26,651	26,593
Basic earnings (loss) per share	$0.16	$(0.11)	$0.74	$0.23
Diluted EPS:
Weighted average shares outstanding – basic	26,758	26,711	26,651	26,593
Dilutive stock options	57	—	73	117
Dilutive nonvested deferred shares	239	—	467	465
Diluted weighted average shares	27,054	26,711	27,191	27,175
Diluted earnings (loss) per share	$0.16	$(0.11)	$0.73	$0.23

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended		Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
	(In thousands)
Nonvested deferred shares	269	268	113	139

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
The Storage Solutions segment includes new construction of crude and refined products aboveground storage tanks (“ASTs”), as well as planned and emergency maintenance services. The Storage Solutions segment also includes balance of plant work in storage terminals and tank farms. Also included in the Storage Solutions segment is work related to specialty storage tanks, including liquefied natural gas (“LNG”), liquid nitrogen/liquid oxygen (“LIN/LOX”), liquid petroleum (“LPG”) tanks and other specialty vessels, including spheres. Finally, we offer AST products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems, and floating roof seals.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Results of Operations
(In thousands)

	Three Months Ended		Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Gross revenues
Electrical Infrastructure	$94,414	$48,228	$251,437	$162,434
Oil Gas & Chemical	56,251	97,612	188,682	228,230
Storage Solutions	132,857	107,640	400,074	370,977
Industrial	26,650	64,841	116,375	224,173
Total gross revenues	$310,172	$318,321	$956,568	$985,814
Less: Inter-segment revenues
Electrical Infrastructure	$—	$—	$—	$—
Oil Gas & Chemical	522	1,854	3,102	3,656
Storage Solutions	228	477	1,040	718
Industrial	—	1,835	144	2,722
Total inter-segment revenues	$750	$4,166	$4,286	$7,096
Consolidated revenues
Electrical Infrastructure	$94,414	$48,228	$251,437	$162,434
Oil Gas & Chemical	55,729	95,758	185,580	224,574
Storage Solutions	132,629	107,163	399,034	370,259
Industrial	26,650	63,006	116,231	221,451
Total consolidated revenues	$309,422	$314,155	$952,282	$978,718
Gross profit (loss)
Electrical Infrastructure	$10,407	$(22,429)	$19,136	$(38,976)
Oil Gas & Chemical	2,616	7,261	14,270	18,999
Storage Solutions	15,108	11,247	49,766	39,996
Industrial	(828)	6,553	8,720	26,947
Total gross profit	$27,303	$2,632	$91,892	$46,966
Operating income (loss)
Electrical Infrastructure	$4,948	$(24,306)	$5,425	$(46,484)
Oil Gas & Chemical	(1,964)	2,563	(3,577)	5,823
Storage Solutions	6,382	5,055	24,305	18,785
Industrial	(3,019)	2,240	230	12,304
Total operating income (loss)	$6,347	$(14,448)	$26,383	$(9,572)
Total assets by segment were as follows:

	March 31, 2016	June 30, 2015
Electrical Infrastructure	$135,305	$129,725
Oil Gas & Chemical	99,007	108,960
Storage Solutions	193,218	172,857
Industrial	56,183	102,761
Unallocated assets	65,929	47,386
Total segment assets	$549,642	$561,689

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
Goodwill
The Company has five significant reporting units, and, prior to the additional goodwill recognized on the BTE acquisition, these reporting units represented 59%, 12%, 9%, 8% and 6% of the total goodwill balance. All of the goodwill attributable to BTE is included in the reporting unit that comprised 8% of the total goodwill balance prior to the BTE acquisition. Our most recent annual goodwill impairment test, performed in the fourth quarter of fiscal 2015, indicated that the fair value of these reporting units exceeded their respective carrying values by 347%, 142%, 134%, 586% and 144%, respectively. The goodwill recognized from the BTE acquisition is attributable to the reporting unit with the fair value that exceeded 586% of its carrying value. The remaining 6% of total goodwill is spread between two other reporting units. The Company has considered the current economic environment and concluded that no impairment indicators existed at March 31, 2016. The Company will continue to closely monitor economic conditions.
Other Intangible Assets
Intangible assets that have finite useful lives are amortized by the straight-line method over their useful lives ranging from 0.3 to 15 years. The Company evaluates intangible assets with finite lives for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not observe any events or circumstances during the nine months ended March 31, 2016 that would indicate that the carrying value of its intangible assets may not be recoverable. The Company's evaluation included values assigned to customer relationships in the iron and steel industry which is currently experiencing short to medium term weakness. If the Company's view of this market adversely changes or if other factors develop which change our view of the value of these relationships, the Company will reevaluate this conclusion.
Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $11.1 million at March 31, 2016 and $12.7 million at June 30, 2015. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.
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

Recently Issued Accounting Standards
Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606)
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The ASU also requires entities to disclose both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU's disclosure requirements are significantly more comprehensive than those in existing revenue standards. The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification ("ASC").
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
Accounting Standards Update 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments
On September 25, 2015, the FASB issued ASU 2015-16 to simplify the accounting for measurement-period adjustments. The ASU was issued in response to stakeholder feedback that restatements of prior periods to reflect adjustments made to provisional amounts recognized in a business combination increase the cost and complexity of financial reporting but do not significantly improve the usefulness of the information. Under the ASU, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. We expect to adopt this standard on July 1, 2016.
Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes
On November 20, 2015, the FASB issued ASU 2015-17, which will require entities to present deferred tax assets ("DTAs") and deferred tax liabilities ("DTLs") as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet based on the classification of the related asset or liability. For public business entities, the ASU will be effective for annual periods beginning after December 15, 2016, and interim periods within those years with early adoption permitted. The Company has elected to retrospectively early adopt ASU 2015-17, effective for the quarter ended December 31, 2015. The quantitative effects of the change on the prior balance sheet presented, for the fiscal year ended June 30, 2015, resulted in a net reclassification of $6.6 million and $6.6 million from the "Deferred income taxes" current asset and liability financial statement line items, respectively, to the "Deferred income taxes" asset and liability financial statement line items included in the noncurrent asset and liability sections of the balance sheet.
Accounting Standards Update 2016-02, Leases (Topic 842)
On February 25, 2016, the FASB issued ASU 2016-02. The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We expect to adopt this standard on July 1, 2019 and are currently evaluating its expected impact on our financial statements.

Accounting Standards Update 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
On March 30, 2016, the FASB issued ASU 2016-09, which simplified several aspects of accounting for stock-based compensation transactions, including the accounting for income taxes and forfeitures and statutory tax withholding requirements. The ASU is effective for the Company on July 1, 2017 and early adoption is permitted. The Company is currently evaluating whether it will early adopt the ASU. The following is a description of the key provisions of the ASU, its transition requirements and its estimated impacts on the Company's financial statements:
Accounting for Income Taxes: The amendments require the Company to recognize excess tax benefits or tax deficiencies in its provision for income taxes in its consolidated statements of income during the period of vesting or exercise of its nonvested deferred share awards and stock options, respectively, for which it expects to receive an income tax deduction. Currently, the Company recognizes any excess tax benefits in additional paid-in capital ("APIC") in the balance sheet and any tax deficiencies are recognized as a reduction of APIC to the extent the Company has accumulated excess tax benefits. Any tax deficiencies in excess of accumulated excess tax benefits in APIC are recognized in the provision for income taxes. The amendments also require the Company to only present excess tax benefits and tax deficiencies in the operating section of its statements of cash flows. Currently, the Company is required to present such items in both the financing section and operating section of its statements of cash flows. Amendments to the presentation of excess tax benefits and tax deficiencies in the statements of cash flows may be applied retrospectively or prospectively. The Company has not yet determined how it will apply these amendments.
Amendments requiring the recognition of excess tax benefits and tax deficiencies in income are to be applied prospectively. The Company cannot reasonably estimate the future impacts of these amendments to its financial statements since such impacts are primarily dependent on the Company's stock price on the dates of future vestings or exercises. The Company's stock price may vary significantly over time and such variability may result in material income tax impacts to income upon future vestings and exercises.
The Company is required to apply the amendments for accumulated excess tax benefits on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the date of adoption. The balance of accumulated excess tax benefits included in APIC was $9.8 million as of March 31, 2016.
Accounting for Forfeitures: The Company currently recognizes expense on all stock-based awards over the requisite service period, net of estimated forfeitures. The amendments in this ASU allow the Company to elect, as a company-wide accounting policy, either to continue to estimate the amount of forfeitures to exclude from compensation expense or to exclude forfeitures from compensation expense when they occur. If the Company elects to account for forfeitures when they occur, it will apply the accounting change on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the date of adoption. The Company does not expect these amendments to have a material impact to its financial statements if it does elect to account for forfeitures when they occur. The Company has not yet determined how it will account for forfeitures upon adoption of the ASU.
Statutory Tax Withholding Requirements: Currently, an entire award must be classified as a liability if the fair value of the shares withheld exceeds the Company's minimum statutory withholding obligation. Under the ASU, the Company will be allowed to withhold shares with a fair value up to the amount of tax owed using the maximum statutory tax rate in the employee's applicable jurisdictions. The Company will be allowed to determine one maximum rate for all employees in each jurisdiction, rather than a rate for each employee in the jurisdiction. Also, the ASU requires that cash outflows to reacquire shares withheld for taxes to be classified in the financing section of its statements of cash flows. Since the Company does not have any awards classified as liabilities due to statutory tax withholding requirements as of March 31, 2016, and since the Company already presents its cash outflows for reacquiring shares withheld for taxes as a financing activity in its statements of cash flows, the Company does not expect these amendments to have any impact on its financial statements.

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
The Storage Solutions segment includes new construction of crude and refined products aboveground storage tanks (“ASTs”), as well as planned and emergency maintenance services. The Storage Solutions segment also includes balance of plant work in storage terminals and tank farms. Also included in the Storage Solutions segment is work related to specialty storage tanks, including liquefied natural gas (“LNG”), liquid nitrogen/liquid oxygen (“LIN/LOX”), liquid petroleum (“LPG”) tanks and other specialty vessels, including spheres. Finally, we offer AST products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems, and floating roof seals.
The Industrial segment includes construction and maintenance work in the iron and steel and mining and minerals industries, bulk material handling and fertilizer production facilities, thermal vacuum chambers, as well as work for clients in other industrial markets.
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Consolidated
Consolidated revenue was $309.4 million for the three months ended March 31, 2016, compared to $314.2 million in the same period in the prior fiscal year. On a segment basis, consolidated revenue increased in the Electrical Infrastructure and Storage Solutions segments by $46.2 million and $25.4 million, respectively. This increase was offset by decreased revenue in the Oil Gas & Chemical and Industrial segments of $40.1 million and $36.3 million, respectively.
Consolidated gross profit increased from $2.6 million in the three months ended March 31, 2015 to $27.3 million in the three months ended March 31, 2016. Fiscal 2015 gross profit was reduced due to a $28.5 million charge on an acquired EPC joint venture project which decreased fiscal 2015 gross margin by 8.9% to 0.8%. This charge is discussed in Note 3- Uncompleted Contracts. The fiscal 2016 gross margin was 8.8%.
Consolidated SG&A expenses were $21.0 million in the three months ended March 31, 2016 compared to $17.1 million in the same period a year earlier. The increase in SG&A in fiscal 2016 is attributable to higher incentive compensation expense recognized as a result of improved profitability, severance payments, and acquisition costs of $0.8 million described in Note 2.
Net interest expense was $0.2 million in the three months ended March 31, 2016 and $0.3 million in the three months ended March 31, 2015.
Our effective tax rate for the three months ended March 31, 2016 was 41.4% compared to 10.4% in the same period a year earlier. Our effective tax rates for fiscal 2016 and 2015 were impacted, in part, by the acquired EPC joint venture project charges in which the Company has a 65% interest and does not receive a tax benefit. The fiscal 2015 effective tax rate included a tax benefit of $1.1 million as the result of an increase in the R&D tax credit. We expect our annual effective tax rate for operations attributable only to Matrix Service Company to be 36.5%.
For the three months ended March 31, 2016, net income attributable to Matrix Service Company and the related fully diluted earnings per share were $4.4 million and $0.16 compared to a net loss attributable to Matrix Service Company of $3.0 million and fully diluted loss per share of $0.11 in the same period a year earlier.

Electrical Infrastructure
Revenue for the Electrical Infrastructure segment increased $46.2 million to $94.4 million in the three months ended March 31, 2016 compared to $48.2 million in the same period a year earlier as a result of volume increases in both power delivery and power generation. The Company recorded a project charge $28.5 million on the acquired EPC joint venture project in fiscal 2015 which reduced gross margin by 57.7% to (46.5%). The charge is discussed in Note 3- Uncompleted Contracts. Fiscal 2016 gross margin was 11.0%.
Oil Gas & Chemical
Revenue for the Oil Gas & Chemical segment was $55.7 million in the three months ended March 31, 2016 compared to $95.8 million in the same period a year earlier. The decrease of $40.1 million is largely related to a significant turnaround in fiscal 2015 and lower levels of capital work in fiscal 2016. Gross margins were 4.7% for the three months ended March 31, 2016 compared to 7.6% in the same period last year. Gross margins for fiscal 2016 were affected by lower volume, which led to the under recovery of overhead costs, and a project charge in our upstream business. Fiscal 2015 margins were impacted by lower than expected profitability on a significant turnaround.
Storage Solutions
Revenue for the Storage Solutions segment was $132.6 million in the three months ended March 31, 2016 compared to $107.2 million in the same period a year earlier, an increase of 23.7%. The increase is primarily attributable to increased activity on a previously announced project for the construction of crude gathering terminals feeding the Dakota Access Pipeline, partially offset by lower revenue volume in our Canadian operations. Gross margins improved from 10.5% in the three months ended March 31, 2015 to 11.4% in the three months ended March 31, 2016. The improvement in gross margins in fiscal 2016 was due to strong project execution and the improved absorption of overhead costs due to higher revenue volume.
Industrial
Revenue for the Industrial segment decreased $36.3 million to $26.7 million in the three months ended March 31, 2016 compared to $63.0 million in the same period a year earlier. The decline in revenue is primarily attributable to lower business volumes in the iron and steel and mining markets, and lower revenue recognized on a large fertilizer project that is nearing completion. Gross margins were (3.1%) in the three months ended March 31, 2016 compared to 10.4% in the same period a year earlier. Fiscal 2016 margins were negatively impacted by a forecasted unfavorable customer settlement and lower margins on iron and steel work due to lower volume.
Nine Months Ended March 31, 2016 Compared to the Nine Months Ended March 31, 2015
Consolidated revenue was $952.3 million for the nine months ended March 31, 2016, a decrease of $26.4 million, or 2.7%, from $978.7 million in the same period in the prior fiscal year. On a segment basis, consolidated revenue increased in the Electrical Infrastructure and Storage Solutions segments by $89.0 million and $28.8 million, respectively, offset by lower revenue in the Industrial and Oil Gas & Chemical segments of $105.2 million and $39.0 million, respectively.
Consolidated gross profit was $91.9 million in the nine months ended March 31, 2016 compared to $47.0 million in the nine months ended March 31, 2015. The Company recorded project charges of $7.1 million and $54.7 million on the acquired EPC joint venture project in fiscal 2016 and fiscal 2015, respectively. The charges, which are discussed in Note 3- Uncompleted Contracts, reduced fiscal 2016 gross margins by 0.9% to 9.6% and reduced fiscal 2015 gross margins by 5.8% to 4.8%.
Consolidated SG&A expenses were $65.5 million in the nine months ended March 31, 2016 compared to $56.5 million in the same period a year earlier. The increase in fiscal 2016 is primarily related to a bad debt charge of $5.2 million from an unexpected client bankruptcy, increased incentive expense related to higher profitability over the prior fiscal year, severance payments, and $0.9 million of costs related to the acquisition described in Note 2.
Net interest expense was $0.6 million in each of the nine months ended March 31, 2016 and 2015.
Our effective tax rate for the nine months ended March 31, 2016 was 35.6% compared to (33.2)% in the same period a year earlier. Our effective tax rate for fiscal 2016 and 2015 was impacted, in part, by the acquired EPC joint venture project charges in which the Company has a 65% interest and does not receive a tax benefit. The fiscal 2016 and 2015 effective tax rates included tax benefits of $1.7 million and $1.1 million, respectively, as a result of increases in the R&D tax credit. We expect our annual effective tax rate for operations attributable only to Matrix Service Company to be 36.5%.
For the nine months ended March 31, 2016, net income attributable to Matrix Service Company and the related fully diluted earnings per share were $19.7 million and $0.73 compared to $6.2 million and $0.23 in the same period a year earlier.

Electrical Infrastructure
Revenue for the Electrical Infrastructure segment increased $89.0 million to $251.4 million in the nine months ended March 31, 2016 compared to $162.4 million in the same period a year earlier. The increased revenue was primarily due to volume increases in both power delivery and power generation. The Company recorded project charges of $7.1 million and $54.7 million on the acquired EPC joint venture project in fiscal 2016 and fiscal 2015. The charges, which are discussed in Note 3- Uncompleted Contracts, reduced fiscal 2016 gross margins by 3.2% to 7.6% and reduced fiscal 2015 gross margins for this segment by 35.1% to (24.0%).
Oil Gas & Chemical
Revenue for the Oil Gas & Chemical segment was $185.6 million in the nine months ended March 31, 2016 compared to $224.6 million in the same period a year earlier. The decrease of $39.0 million is largely related to a significant turnaround in fiscal 2015 and lower levels of capital work in fiscal 2016. Gross margins were 7.7% in the nine months ended March 31, 2016 compared to 8.5% a year earlier. Gross margins for fiscal 2016 were affected by lower volume, which lead to the under recovery of overhead costs, and a project charge in our upstream business. Fiscal 2015 margins were impacted by lower than expected profitability on a significant turnaround.

Storage Solutions
Revenue for the Storage Solutions segment increased to $399.1 million in the nine months ended March 31, 2016 compared to $370.3 million in the same period a year earlier. The increase of $28.8 million is primarily attributable to a previously announced project for the construction of crude gathering terminals feeding the Dakota Access Pipeline, partially offset by lower revenue volume in our Canadian operations. Gross margins were 12.5% for the nine months ended March 31, 2016 compared to 10.8% in the same period a year earlier. Fiscal 2016 margins were positively impacted by the improved recovery of construction overhead costs along with strong project execution.
Industrial
Revenue for the Industrial segment decreased $105.2 million to $116.2 million in the nine months ended March 31, 2016 compared to $221.4 million in the same period a year earlier. The decline in revenue is primarily attributable to lower business volumes in the iron and steel and mining markets, and lower revenue recognized on a large fertilizer project that is nearing completion. Gross margins were 7.5% in the nine months ended March 31, 2016 compared to 12.2% in the same period a year earlier. Fiscal 2016 margins were positively impacted by strong project execution partially offset by a forecasted unfavorable customer settlement recognized in the third quarter of fiscal 2016 and lower margins on iron and steel work due to lower volume. Fiscal 2015 gross margins were high primarily due to profit recognized on favorable project completions and a favorable settlement with a customer.
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

The following table provides a summary of changes in our backlog for the three months ended March 31, 2016:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of December 31, 2015	$426,782	$116,311	$506,059	$67,882	$1,117,034
Project awards	51,561	40,465	109,437	23,398	224,861
Revenue recognized	(94,414)	(55,729)	(132,629)	(26,650)	(309,422)
Backlog as of March 31, 2016	$383,929	$101,047	$482,867	$64,630	$1,032,473

The following table provides a summary of changes in our backlog for the nine months ended March 31, 2016:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2015	$493,973	$132,985	$670,493	$123,147	1,420,598
Project awards	141,393	153,642	233,421	69,320	597,776
Project delays and cancellations	—	—	(22,013)	(11,606)	(33,619)
Revenue recognized	(251,437)	(185,580)	(399,034)	(116,231)	(952,282)
Backlog as of March 31, 2016	$383,929	$101,047	$482,867	$64,630	$1,032,473
Project awards in all segments are cyclical and are typically the result of a sales process that can take several months to complete. Backlog in the Storage Solutions and Electrical Infrastructure segments typically have the greatest volatility because individual project awards can be less frequent and more significant.
The decline in backlog in the Electrical Infrastructure segment is mainly attributable to the accelerating work related to the previously announced Napanee Power Generating Station project. Awards in power delivery continue to meet the Company's expectations.
Backlog in the Industrial segment was negatively impacted by a mining-related project cancellation of $11.6 million in the first quarter as well as a slowdown in the iron and steel and mining industries. The cancellation was not attributable to the Company's performance on the project. It is our belief that the cancellation was attributable to softness in commodity prices, including copper, to which the client is exposed.
The decline in backlog in the Storage Solutions Segment is attributable to the accelerating work related to the previously announced project for the construction of terminals supporting the Dakota Access Pipeline. In addition, a more cautious approach to decision-making on the part of clients, together with more conservative financial and regulatory requirements, is delaying the timing of some awards. Although we are seeing increased competition, awards for small and medium sized projects are generally meeting the Company's expectations.
Backlog in the Storage Solutions segment was negatively impacted in the second quarter by $22.0 million related to the indefinite delay of remaining work on a project for one of our Canadian customers for the construction of aboveground storage tanks at a storage terminal. At the onset of the project, the customer anticipated receiving the appropriate permitting approvals for the pipeline that would have run from the storage terminal to the Gulf Coast of the United States. In November of 2015, the President of the United States rejected approval of the pipeline. The customer was also considering deploying the storage tanks for another project that was indefinitely deferred due to the low price of crude oil.

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
Impact of Crude Oil and Other Commodity Price Declines
The prolonged decline in crude prices is beginning to impact our income from operations and project awards, particularly in the Oil Gas & Chemical and Storage Solutions segments. The Industrial segment continues to be negatively impacted by the low prices of other commodities, principally steel and copper. We do not expect the decline in commodity prices to have a significant impact to the Electrical Infrastructure segment.
In the mid and downstream portions of the Oil Gas & Chemical segment, we continue to perform work attributable to routine maintenance and required turnarounds but are seeing a general slowdown of capital work which will negatively affect income in the near term. Additionally, since some of our mid and downstream customers are integrated oil companies with exposure to the price of crude, if the prices remain at current levels or decline, spending levels may be reduced. Our exposure to non-integrated upstream clients in the Oil Gas & Chemical segment is not significant.
In our Storage Solutions segment, our customers continue to take a long-term view of the crude market and continue to be cautious short-term, particularly on larger projects. Based on the the current level and short-term outlook for crude oil prices, we are seeing a reduction in customer spending and some project award delays. We cannot predict the direction of crude oil prices or our customers’ ultimate reaction to the market and therefore cannot predict the magnitude of the impact to our future earnings.
In the Industrial segment, our iron and steel customers face significant uncertainty related to the slowdown in the Chinese economy and the related impact on steel imports and steel prices, the strong United States dollar, the domestic demand for steel and the impact of anti-dumping duties on steel imports. This uncertainty has reduced the capital, expansion and elective maintenance spending of our customers. Although we are seeing some encouraging signs in the market, we do not expect higher levels of spending until the overall uncertainty in this market is reduced and economic conditions within the industry improve. In the mining and minerals markets, we continue to see lower spending due to the softness of other commodity prices, particularly copper, to which our clients are exposed.

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

A reconciliation of EBITDA to net income follows:

	Three Months Ended		Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
	(In thousands)
Net income (loss) attributable to Matrix Service Company	$4,357	$(2,959)	$19,729	$6,241
Interest expense	241	294	756	946
Provision for income taxes	2,507	(1,508)	9,060	3,271
Depreciation and amortization	5,419	5,792	16,139	17,332
EBITDA	$12,524	$1,619	$45,684	$27,790

FINANCIAL CONDITION AND LIQUIDITY
Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the nine months ended March 31, 2016 were cash on hand, capacity under our senior revolving credit facility and cash generated from operations before consideration of changes in working capital. Cash on hand at March 31, 2016 totaled $73.4 million and availability under the senior revolving credit facility totaled $166.5 million resulting in available liquidity of $239.9 million.
Factors that routinely impact our short-term liquidity and may impact our long-term liquidity include, but are not limited to:

•
Changes in costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs due to contract terms that determine the timing of billings to customers and the collection of those billings

•	Some cost plus and fixed price customer contracts are billed based on milestones which may require us to incur significant expenditures prior to collections from our customers.

•	Time and material contracts are normally billed in arrears. Therefore, we are routinely required to carry these costs until they can be billed and collected.

•	Some of our large construction projects may require significant retentions or security in the form of letters of credit.

•	Other changes in working capital

•	Capital expenditures
Other factors that may impact both short and long-term liquidity include:

•	Acquisitions of new businesses

•	Strategic investments in new operations

•	Purchases of shares under our stock buyback program

•	Contract disputes which can be significant

•	Collection issues, including those caused by weak commodity prices or other factors which can lead to credit deterioration of our customers

•	Capacity constraints under our credit facility and remaining in compliance with all covenants contained in the credit agreement

•	A default by one of the major financial institutions for which our deposits exceed insured deposit limits

•	Cash on hand outside of the United States that cannot be repatriated without incremental taxation.
As discussed under the caption "Senior Revolving Credit Facility" included in this Financial Condition and Liquidity section of the Form 10-Q, our Credit Agreement includes a Senior Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. Consequently, project charges that the Company has recorded in connection with the acquired EPC joint venture have resulted in a short term capacity constraint on the Company's senior revolving credit facility Although the constraint reduces our liquidity, the Company believes that the remaining availability under our credit facility, as discussed under the caption "Senior Revolving Credit Facility" included in this Financial Condition and Liquidity section of the Form 10-Q, along with cash on hand and cash generated from operations will provide sufficient liquidity to achieve both our short-term and long-term business objectives.

Cash Flow for the Nine Months Ended March 31, 2016
Cash Flows Provided by Operating Activities
Cash provided by operating activities for the nine months ended March 31, 2016 totaled $21.3 million. The various components are as follows:

Net Cash Provided by Operating Activities
(In thousands)

Net income	$16,403
Non-cash expenses	23,513
Deferred income tax	1,413
Cash effect of changes in operating assets and liabilities	(20,188)
Other	179
Net cash provided by operating activities	$21,320
The cash effect of significant changes in operating assets and liabilities at March 31, 2016 in comparison to June 30, 2015 include the following:

•
Accounts receivable, net of the impact of acquisitions, decreased by $23.7 million during nine months ended March 31, 2016. The variance is primarily attributable to lower revenues and billings in the fiscal 2016 third quarter compared to the prior year period fiscal third quarter.

•
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") increased $6.6 million million while billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") decreased $29.9 million. The net change in CIE and BIE decreased cash $36.5 million for the nine months ended March 31, 2016. CIE and BIE balances can experience significant day-to-day fluctuations based on the timing of when job costs are incurred, the invoicing of those job costs to the customer, and other working capital management factors.

Cash Flows Used for Investing Activities
Investing activities used $24.5 million of cash in the first nine months of fiscal 2016 primarily due to the purchase of BTE for $13.0 million and capital expenditures of $11.7 million. Capital expenditures primarily consisted of $3.1 million for the purchase of construction equipment, $2.1 million for transportation and fabrication equipment, $1.7 million for office equipment, and $1.4 million for buildings. Proceeds from asset sales provided $0.3 million of cash.
Cash Flows Used for Financing Activities
Financing activities used $1.9 million of cash in the first nine months of fiscal 2016 primarily due to treasury share purchases of $10.0 million, repayments of borrowings of $7.7 million and repayment of acquired long-term debt of $1.9 million, partially offset by $10.9 million in proceeds contributed from the noncontrolling interest partner in our acquired EPC joint venture project, borrowings of $2.8 million under our credit facility, cash received for the issuance of stock options of $0.6 million, and $0.3 million in cash received from employees participating in the Company's employee stock purchase program. The excess tax benefit of exercised stock options and vesting of deferred shares provided $3.2 million of cash. Cash borrowings were used for Canadian dollar advances to fund our existing Canadian operations including amounts to settle intercompany cross currency billings and other borrowings to finance our short-term working capital requirements.
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
The Unused Credit Facility Fee is between 0.20% and 0.35% based on the Senior Leverage Ratio.
The Credit Agreement includes a Senior Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended March 31, 2016, Consolidated EBITDA, as defined in the Credit Agreement, was $76.4 million. Accordingly, at March 31, 2016, there was a restriction on our ability to access the full amount of the credit facility. Based on current projections, management believes that the constraint will exist at June 30, 2016. However, the constraint is not expected to impact our ability to operate the business. Consolidated Funded Indebtedness at March 31, 2016 was $16.8 million.
Availability under the senior credit facility at March 31, 2016 and June 30, 2015 was as follows:

	March 31, 2016	June 30, 2015
	(In thousands)
Senior credit facility	$200,000	$200,000
Capacity constraint due to the Senior Leverage Ratio	9,013	54,968
Capacity under the credit facility	190,987	145,032
Borrowings outstanding	3,845	8,804
Letters of credit	20,612	40,587
Availability under the senior credit facility	$166,530	$95,641
Outstanding borrowings at March 31, 2016 consisted of Canadian dollar advances to fund our existing Canadian operations including amounts to settle intercompany cross currency billings and other borrowings to finance our short-term working capital requirements.
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
Stock Repurchase Program and Treasury Shares
Treasury Shares
On November 4, 2014 the Board of Directors approved a stock buyback program that replaced the program that had previously been in place. The program, which expires on December 31, 2016, allows the Company to purchase up to $25.0 million of common stock annually if sufficient liquidity exists and management believes the purchase would be beneficial to the Company's stockholders. The annual $25.0 million limitation is applied on a calendar year basis. The cumulative number of shares repurchased cannot exceed 2,653,399, which represents 10% of the shares outstanding on the date the new repurchase program was approved. As of March 31, 2016, the Company has purchased 613,772 shares under the program, of which 330,000 shares were purchased during the third quarter of fiscal 2016.
In addition to the stock buyback program, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix withheld 202,916 shares in the first nine months of fiscal 2016 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares.
The Company has 1,281,727 treasury shares as of March 31, 2016 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

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

These statements are based on certain assumptions and analyses we made in light of our experience and our historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in our Form 10-K for the fiscal year ended June 30, 2015 and listed from time to time in our filings with the Securities and Exchange Commission;

•	economic, market or business conditions in general and in the oil, gas, power, iron and steel and mining and minerals industries in particular;

•	reduced creditworthiness of our customer base and the higher risk of non-payment of receivables due to low prevailing crude oil and other commodity prices;

•	the inherently uncertain outcome of current and future litigation;

•	the adequacy of our reserves for contingencies;

•	changes in laws or regulations; and

•	other factors, many of which are beyond our control.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2016.
On February 1, 2016, we completed our acquisition of Baillie Tank Equipment, Ltd ("BTE"). Except for the BTE operations acquired, which we excluded from our assessment of the effectiveness of our internal controls over financial reporting for the third quarter of fiscal 2016, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended March 31, 2016.

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
The table below sets forth the information with respect to purchases made by the Company of its common stock during the third quarter of fiscal year 2016.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (C)
January 1 to January 31, 2016
Share Repurchase Program (A)	—	—	—	2,369,627
Employee Transactions (B)	1,714	$17.90	—
February 1 to February 29, 2016
Share Repurchase Program (A)	330,000	$16.55	330,000	2,039,627
Employee Transactions (B)	752	$17.08	—
March 1 to March 31, 2016
Share Repurchase Program (A)	—	—	—	2,039,627
Employee Transactions (B)	431	$19.06	—

(A)	Represents shares purchased under our stock buyback program.

(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

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
Item 5. Other Information
None
Item 6. Exhibits:

Exhibit 3:
Amended and Restated Bylaws (as amended and restated effective as of February 2, 2016) (Exhibit 3 to the Company's Current Report on Form 8-K (File No. 1-15461) filed February 5, 2016, is hereby incorporated by reference).

Exhibit 10:
Second Amendment to Third Amended and Restated Credit Agreement dated as of May 3, 2016 among the Company, certain Canadian subsidiaries of the Company, the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent for the Lenders (Exhibit 10 to the Company's Current Report on Form 8-K (File No. 1-15461) filed May 5, 2016, is hereby incorporated by reference).

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

MATRIX SERVICE COMPANY

Date:	May 5, 2016	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer

EXHIBIT INDEX

Exhibit 3:
Amended and Restated Bylaws (as amended and restated effective as of February 2, 2016) (Exhibit 3 to the Company's Current Report on Form 8-K (File No. 1-15461) filed February 5, 2016, is hereby incorporated by reference).

Exhibit 10:
Second Amendment to Third Amended and Restated Credit Agreement dated as of May 3, 2016 among the Company, certain Canadian subsidiaries of the Company, the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent for the Lenders (Exhibit 10 to the Company's Current Report on Form 8-K (File No. 1-15461) filed May 5, 2016, is hereby incorporated by reference).

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