Form 10-K
period 2016-06-30
MATRIX SERVICE CO
filed 2016-09-01
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2016
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
Large accelerated filer  ☐            Accelerated filer  ☑            Non-accelerated filer  ☐            Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $546 million.
The number of shares of the registrant’s common stock outstanding as of August 29, 2016 was 26,520,376 shares.
Documents Incorporated by Reference
Certain sections of the registrant’s definitive proxy statement relating to the registrant’s 2016 annual meeting of stockholders, which definitive proxy statement will be filed within 120 days of the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

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
These statements are based on certain assumptions and analyses we made in light of our experience and our historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in Item 1A of this Annual Report and listed from time to time in our filings with the Securities and Exchange Commission;

•	economic, market or business conditions in general and in the oil, gas, power, iron and steel and mining industries in particular;

•	reduced creditworthiness of our customer base and the higher risk of non-payment of receivables due to low prevailing crude oil and other commodity prices;

•	the inherently uncertain outcome of current and future litigation;

•	the adequacy of our reserves for contingencies;

•	changes in laws or regulations; and

•	other factors, many of which are beyond our control.
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

BACKGROUND
The Company began operations in 1984 as an Oklahoma corporation under the name of Matrix Service. In 1989, we incorporated in the State of Delaware under the name of Matrix Service Company. We provide engineering, fabrication, infrastructure, construction, and maintenance services primarily to the oil, gas, power, petrochemical, industrial, mining and minerals markets. We maintain regional offices throughout the United States, Canada and other international locations, and operate through separate union and merit subsidiaries.
The Company is licensed to operate in all 50 states, in four Canadian provinces and in other international locations. Our principal executive offices are located at 5100 E. Skelly Drive, Suite 500, Tulsa, Oklahoma 74135. Our telephone number is (918) 838-8822. Unless the context otherwise requires, all references herein to “Matrix Service Company”, “Matrix”, the “Company” or to “we”, “our”, and “us” are to Matrix Service Company and its subsidiaries.
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
The Oil Gas & Chemical segment includes turnaround activities, plant maintenance services and construction in the downstream petroleum industry. Another key offering is industrial cleaning services, which include hydroblasting, hydroexcavating, chemical cleaning and vacuum services. We also perform work in the petrochemical, natural gas, gas processing and compression, and upstream petroleum markets.
The Storage Solutions segment includes new construction of crude and refined products aboveground storage tanks (“ASTs”), as well as planned and emergency maintenance services. The Storage Solutions segment also includes balance of plant work in storage terminals and tank farms. Also included in the Storage Solutions segment is work related to specialty storage tanks, including liquefied natural gas (“LNG”), liquid nitrogen/liquid oxygen (“LIN/LOX”), liquid petroleum (“LPG”) tanks and other specialty vessels, including spheres. Finally, we offer AST products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.
The Industrial segment includes construction and maintenance work in the iron and steel and mining and minerals industries. Our work in the mining and minerals industry is primarily for customers engaged in the extraction of copper. We also perform work in bulk material handling and fertilizer production facilities, thermal vacuum chambers, and other industrial markets.

RECENT DEVELOPMENTS
Matrix Applied Technologies
On February 1, 2016, the Company completed the acquisition of all outstanding stock of Baillie Tank Equipment, Ltd. ("BTE"), an internationally-based company with nearly 20 years of experience in the design and manufacture of products for use on aboveground storage tanks. Founded in 1998, BTE is a provider of tank products including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems, and seals. BTE is headquartered in Sydney, Australia with a manufacturing facility in Seoul, South Korea. The Company acquired BTE to expand its service offerings of certain technical solutions for aboveground storage tanks. The business is now known as Matrix Applied Technologies, and its operating results are included in the Storage Solutions segment.
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
Matrix NAC
Effective as of December 21, 2013, the Company acquired 100% of the stock of Kvaerner North American Construction Ltd. and substantially all of the assets of Kvaerner North American Construction Inc,. together referenced as "KNAC". The businesses are now known as Matrix North American Construction Ltd. and Matrix North American Construction, Inc., together referenced as "Matrix NAC". Matrix NAC is a provider of maintenance and capital construction services to power generation, integrated iron and steel, and industrial process facilities. The acquisition significantly expanded the Company's presence in the Electrical Infrastructure and Industrial segments, and to a lesser extent, the Oil Gas and Chemical segment. In addition, the KNAC acquisition has brought opportunities in additional geographical markets, the ability to execute additional and larger projects and has allowed us to expand our relationship with some existing clients.
The Company purchased KNAC for $51.6 million, net of cash acquired. The acquisition was funded through a combination of cash-on-hand and borrowings under our senior revolving credit facility.
Impact of Commodity Price Volatility
The prolonged decline in crude prices has begun to impact our income from operations and project awards, particularly in the Oil Gas & Chemical and Storage Solutions segments. The Industrial segment continues to be negatively impacted by the low prices of other commodities, principally steel and copper. The decline in commodity prices has not had, and we do not expect a significant impact on the Electrical Infrastructure segment.
In the mid and downstream portions of the Oil Gas & Chemical segment, we are seeing lower volumes of routine maintenance and turnaround work as well as a general slowdown of capital projects. Additionally, since some of our mid and downstream customers are integrated oil companies with exposure to the price of crude, if the prices remain at current levels or decline further, spending levels may continue to be reduced. Our exposure to non-integrated upstream clients in the Oil Gas & Chemical segment is not significant.

In our Storage Solutions segment, our customers continue to take a long-term view of the market, but continue to be cautious short-term, particularly on larger projects. Based on current market conditions, we are seeing a reduction in customer spending and project award delays. We cannot predict the direction of commodity prices or our customers’ ultimate reaction to the market and therefore cannot predict the magnitude of the impact to our future earnings.
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
OTHER BUSINESS MATTERS
Customers and Marketing
The Company provided services to approximately 500 customers in fiscal 2016. One customer, TransCanada Corporation, accounted for $194.0 million or 14.8% of our consolidated revenue, $135.7 million of which was in the Electrical Infrastructure segment and $57.5 million of which was in the Storage Solutions segment. Another customer, Energy Transfer Partners, L.P., accounted for $139.5 million or 10.6% of our consolidated revenue, all of which was in the Storage Solutions segment.  The loss of these major customers or other significant customers could have a material adverse effect on the Company; however, we are not dependent on any single contract or customer on an on-going basis.
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
Competition
Our industry is highly fragmented and intensely competitive. We compete with local, regional, national and international contractors and service providers. Competitors vary with the markets we serve with few competitors competing in all of the markets we serve or in all of the services we provide. Contracts are generally awarded based on price, quality, safety performance, schedule, and customer satisfaction.
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

The following table provides a summary of changes in our backlog in fiscal 2016:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2015	$493,973	$132,985	$670,493	$123,147	$1,420,598
Project awards	224,829	208,288	274,045	86,448	793,610
Project delays and cancellations	—	—	(22,013)	(11,606)	(33,619)
Revenue recognized	(349,011)	(249,795)	(563,512)	(149,599)	(1,311,917)
Backlog as of June 30, 2016	$369,791	$91,478	$359,013	$48,390	$868,672
Project awards in all segments are cyclical and are typically the result of a sales process that can take several months to complete. Backlog in the Storage Solutions and Electrical Infrastructure segments generally have the greatest volatility because individual project awards can be less frequent and more significant.
The decline in backlog in the Electrical Infrastructure segment is mainly attributable to the work related to the previously announced Napanee Power Generating Station project. Awards in power delivery continue to meet the Company's expectations.
Backlog in the Industrial segment was negatively impacted by a slowdown in the iron and steel and mining industries as well as a mining-related project cancellation of $11.6 million in the first quarter. The cancellation was not attributable to the Company's performance on the project. It is our belief that the cancellation was attributable to softness in commodity prices, including copper, to which the client is exposed.
The decline in backlog in the Storage Solutions Segment is attributable to the work related to the previously announced project for the construction of terminals supporting the Dakota Access Pipeline. In addition, a more cautious approach to decision-making on the part of clients, together with more stringent financial and regulatory requirements, is delaying the timing of some of the larger awards. Although we are seeing increased competition, awards for small and medium sized projects are generally meeting the Company's expectations.
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
Seasonality and Other Factors
Our operating results can exhibit seasonal fluctuations, especially in our Oil Gas & Chemical segment, for a variety of reasons. Turnarounds and planned outages at customer facilities are typically scheduled in the spring and the fall when the demand for energy is lower. Within the Electrical Infrastructure segment, transmission and distribution work is generally scheduled by the public utilities when the demand for electricity is at its lowest. Therefore, revenue volume in the summer months is typically lower than in other periods throughout the year. Also, we typically see a lower level of operating activity relating to construction projects during the winter months and early in the calendar year because many of our customers’ capital budgets have not been finalized. Our business can also be affected, both positively and negatively, by seasonal factors such as energy demand or weather conditions including hurricanes, snowstorms, and abnormally low or high temperatures. Some of these seasonal factors may cause some of our offices and projects to close or reduce activities temporarily. In addition to the above noted factors, the general timing of project starts and completions could exhibit significant fluctuations. Accordingly, results for any interim period may not necessarily be indicative of future operating results.
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
Employees
As of June 30, 2016, the Company had 3,560 employees of which 936 were employed in non-field positions and 2,624 were employed in field or shop positions. The number of employees varies significantly throughout the year because of the number, type and size of projects we have in progress at any particular time.
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
Patents and Proprietary Technology
Matrix Service Company’s subsidiaries have several patents and patents pending, and continue to pursue new ideas and innovations to better serve our customers in all areas of our business. The Flex-A-Span® and Flex-A-Seal® trademarks are utilized to market the Company’s unique seals for floating roof tanks. The FastFroth® trademark is utilized to market the Company’s unique industrial cleaning process. Our patented RS 1000 Tank Mixer controls sludge build-up in crude oil tanks through resuspension. The Flexible Fluid Containment System patent covers a system that captures and contains flue leaking from pipe and valve connections. The Flex-A-Swivel patent refers to our unique pipe swivel joint assembly. Our patent for Spacerless or Geocomposite Double Bottom for Storage Tanks relates to a replacement bottom with leak detection and containment that allows for the retrofitting of an existing tank while minimizing the loss of capacity. The patent for the Training Tank for Personnel Entry, Exit and Rescue relates to a training device that can be used to train personnel on equipment that is made to simulate confined space scenarios.
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

Regulation
Health and Safety Regulations
Our operations are subject to regulation by the United States Occupational Safety and Health Administration (“OSHA”) and Mine Safety and Health Administration (“MSHA”), and to regulation under state laws and by the Canadian Workers’ Compensation Board and its Workplace Health, Safety and Compensation Commission. Regulations promulgated by these agencies require employers and independent contractors to implement work practices, medical surveillance systems and personnel protection programs to protect employees from workplace hazards and exposure to hazardous chemicals and materials. In recognition of the potential for accidents within various scopes of work, these agencies have enacted strict and comprehensive safety regulations. The Company has established and consistently reinforces and monitors compliance with comprehensive programs intended to ensure that it complies with all applicable health and safety regulations to protect the safety of its workers, subcontractors and customers. While the Company believes that it operates safely and prudently, there can be no assurance that accidents will not occur or that the Company will not incur substantial liability in connection with the operation of its businesses. In order to minimize the financial exposure resulting from potential accidents associated with the Company's work, the Company maintains liability insurance to limit losses that could result from our work.
Environmental
The Company’s operations and the operations of its customers are subject to extensive and changing environmental laws and regulations. These laws and regulations relate primarily to air and water pollutants and the management and disposal of hazardous materials. The Company is exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or hazardous materials.
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
Our projects are conducted at a variety of sites including construction sites and industrial facilities. With each location, hazards are part of the day to day exposures that we must manage on a continuous basis to ensure our employees return home from work the same way they arrived. We understand that everyone plays a role with safety and everyone can make a difference with their active participation. With our proactive approach, our strategy is to identify the exposures and correct them before they result in an incident whether that involves an injury, damage or destruction of property, plant and equipment or environmental impact. We are intensely focused on maintaining a strong safety culture and strive for zero incidents.
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
The demand for our products and services depends upon the existence of construction and maintenance projects in the midstream and downstream petroleum, power and other heavy industries in the United States and Canada. Therefore, it is likely that our business will continue to be cyclical in nature and vulnerable to general downturns in the United States, Canadian and world economies and changes in commodity prices, which could adversely affect the demand for our products and services.
The availability of engineering and construction projects is dependent upon economic conditions in the oil, gas, and power industries, specifically, the level of capital expenditures on energy infrastructure. A prolonged period of sluggish economic conditions in North America has had and may continue to have an adverse impact on the level of capital expenditures of our customers and/or their ability to finance these expenditures. Our failure to obtain projects, the delay of project awards, the cancellation of projects or delays in the execution of contracts may result in under-utilization of our resources, which could adversely impact our revenue, margins, operating results and cash flow. There are numerous factors beyond our control that influence the level of maintenance and capital expenditures of our customers, including:

•	current or projected commodity prices, including oil, gas, power, steel and mineral prices;

•	refining margins;

•	the demand for oil, gas and electricity;

•	the ability of oil, gas and power companies to generate, access and deploy capital;

•	exploration, production and transportation costs;

•	tax incentives, including those for alternative energy projects;

•	regulatory restraints on the rates that power companies may charge their customers; and

•	local, national and international political and economic conditions.
Our revenue and profitability may be adversely affected by a reduced level of activity in the hydrocarbon industry.
In recent years, demand from the worldwide hydrocarbon industry has been a significant generator of our revenue. Numerous factors influence capital expenditure decisions in the hydrocarbon industry, including, but not limited to, the following:

•	current and projected oil and gas prices;

•	exploration, extraction, production and transportation costs;

•	refining margins;

•	the discovery rate, size and location of new oil and gas reserves;

•	technological challenges and advances;

•	demand for hydrocarbon production; and

•	changing taxes, price controls, and laws and regulations.
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
To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions, as of the date of the financial statements, which affect the reported values of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimation by our management include:

•	contract costs and application of percentage-of-completion accounting;

•	provisions for uncollectible receivables from customers for invoiced amounts;

•	the amount and collectibility of unapproved change orders and claims against customers;

•	provisions for income taxes and related valuation allowances;

•	recoverability of goodwill and intangible assets;

•	valuation of assets acquired and liabilities assumed in connection with business combinations; and

•	accruals for estimated liabilities, including litigation and insurance reserves.
Our actual results could materially differ from these estimates.
An increase in interest rates could impact demand for storage construction.
There is a financing cost for a storage capacity user to own commodities while they are stored. That financing cost is affected by the cost of capital or interest rate incurred by the storage user, in addition to the commodity cost of the inventory. Absent other factors, a higher financing cost adversely affects the economics of storing commodities for future sale. As a result, a significant increase in interest rates could adversely affect the demand for construction of storage capacity independent of other market factors.
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
An economic slowdown in China and other countries has affected the supply and price of steel products. Expansions and contractions in these economies can significantly affect the price of steel and of finished steel products. Additionally, in a number of foreign countries, such as China, steel producers are generally government-owned and may therefore make production decisions based on political or other factors that do not reflect market conditions. Disruptions in foreign markets from excess steel production may encourage importers to target the U.S. with excess capacity at aggressive prices, and existing trade laws and regulations may be inadequate to prevent unfair trade practices, which could have a material adverse effect on our steel industry customers. In recent months, new tariffs have resulted in a reduction in imports of steel products into the U.S. However, we have not yet seen a significant increase in the demand for the maintenance and construction work we provide to our domestic steel industry customers.
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
To the extent that cash flow from operations, together with available borrowings under our senior revolving credit facility, are insufficient to make future investments, acquisitions or provide needed working capital, we may require additional financing from other sources. Our ability to obtain such additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges.
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
We can provide no assurance that we will have sufficient cash from operations or the credit capacity to meet all of our future cash needs should we encounter significant working capital requirements or incur significant acquisition costs. Insufficient cash from operations, significant working capital requirements, and contract disputes have in the past, and could in the future, reduce availability under our senior revolving credit facility.
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
Our senior revolving credit facility imposes restrictions that may limit business alternatives.
Our senior revolving credit facility contains covenants that restrict or limit our ability to incur additional debt, acquire or dispose of assets, repurchase equity, or make certain distributions, including dividends. In addition, our senior revolving credit facility requires that we comply with a number of financial covenants. These covenants and restrictions may impact our ability to effectively execute operating and strategic plans and our operating performance may not be sufficient to comply with the required covenants.
Our failure to comply with one or more of the covenants in our senior revolving credit facility could result in an event of default. We can provide no assurance that a default could be remedied, or that our creditors would grant a waiver or amend the terms of the senior revolving credit facility. If an event of default occurs, our lenders could elect to declare all amounts outstanding under the facility to be immediately due and payable, terminate all commitments, refuse to extend further credit, and require us to provide cash to collateralize any outstanding letters of credit. If an event of default occurs and the lenders under the senior revolving credit facility accelerate the maturity of any loans or other debt outstanding, we may not have sufficient liquidity to repay amounts outstanding under the existing agreement.

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
Some of our employees are represented by labor unions. The Company has in excess of 50 collective bargaining agreements with various labor unions. The most significant agreements include the following:

Trade	Local #	Location	Expires
Boilermaker	374	Hammond, IN	12/31/2016
Boilermaker	169	Detroit, MI	12/31/2020
Electrician	351	Hammonton, NJ	09/27/2016
Electrician	102	Parsippany, NJ	06/01/2018
Electrician	164	Paramus, NJ	05/31/2017
Electrician	456	North Bruinswick, NJ	05/31/2017
Electrician	98	Philadelphia, PA	04/29/2017
Laborers	81	Gary, IN	05/31/2017
Laborers	247	Kingston, Ontario, Canada	04/30/2019
Iron Workers	395	Gary, IN	05/31/2019
Pipefitters	597	Chicago, IL	05/31/2017
Pipefitters	420	Philadelphia, PA	04/30/2017
Pipefitters	74	Newark, DE	06/15/2017
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
In 2013, the California Legislature enacted, and the governor signed, Senate Bill 54 ("SB 54"). SB 54 imposes requirements as to prevailing wages on certain private projects and requires employers to maintain a workforce in which sixty percent of the workers that have graduated from an approved apprenticeship program, regardless of whether public funds are used. SB 54 was enacted in an attempt to ensure that parties constructing or performing work on projects in refineries or otherwise involving “chemical manufacturing and processing facilities that generate, store, treat, handle, refine, process, and transport hazardous materials” do not create safety hazards by employing unskilled or untrained workers to perform the work. To accomplish this purpose, the statute requires that owners who are “contracting for the performance of construction, alteration, demolition, installation, repair, or maintenance work” on such facilities must ensure that the outside contractors use a “skilled and trained workforce.” A skilled and trained workforce is defined in the statute as a workforce in which all of the workers are registered apprentices or skilled journey persons paid at least prevailing wages. SB 54 primarily has implications to our merit operations work in refineries in the State of California.  SB 54 is not applicable to contracts entered into prior to January 1, 2014. Our Oil Gas & Chemical segment derived a portion of its revenues in previous years utilizing non-union employees on refinery construction and maintenance projects located in the State of California under contracts entered into prior to January 1, 2014. We intend to comply with SB 54 and our adjust our business practices accordingly. However, we have experienced a decline in revenue from our refinery customers located in the State of California as our backlog from older contracts begins to expire and we revise our business practices to conform to SB 54.
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
Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. We perform annual goodwill impairment reviews in the fourth quarter of every fiscal year. In addition, we perform an impairment review whenever events or changes in circumstances indicate the carrying value of goodwill or an intangible or fixed asset may not be recoverable. At some future date, we may determine that a significant impairment has occurred, which could require us to write off an additional portion of our assets and could adversely affect our financial condition or results of operations. As of June 30, 2016 the Company had $21.0 million of amortizing intangible assets and $78.3 million of non-amortizing goodwill representing 3.7% and 13.9% of the Company's total assets, respectively.
We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.
The U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to officials or others for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in parts of the world that have experienced corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our personnel concerning anti-bribery laws and issues, and we also inform our customers, vendors, and others who work for us or on our behalf that they must comply with anti-bribery law requirements. We also have procedures and controls in place to monitor compliance. We cannot assure that our internal controls and procedures always will protect us from the possible reckless or criminal acts committed by our employees or agents. If we are found to be liable for anti-bribery law violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others including our partners, agents, subcontractors or suppliers), we could suffer from criminal or civil penalties or other sanctions, including contract cancellations or debarment, and loss of reputation, any of which could have a material adverse effect on our business. Litigation or investigations relating to alleged or suspected violations of anti-bribery laws, even if ultimately such litigation or investigations demonstrate that we did not violate anti-bribery laws, could be costly and could divert management's attention away from other aspects of our business.
Risk Factors Related to Our Common Stock
Our common stock, which is listed on the NASDAQ Global Select Market, has experienced significant price and volume fluctuations. These fluctuations could continue in the future, and our stockholders may not be able to resell their shares of common stock at or above the purchase price paid.
The market price of our common stock may change significantly in response to various factors and events beyond our control, including the following:

•	the risk factors described in this Item 1A;

•	general conditions in our customers’ industries;

•	general conditions in the security markets;

•	the significant concentration of ownership of our common stock in the hands of a small number of institutional investors;

•	a shortfall in operating revenue or net income from that expected by securities analysts and investors; and

•	changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry.

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
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
The principal properties of Matrix Service Company are as follows:

Location	Description of Facility	Segment	Interest
Tulsa, Oklahoma	Corporate headquarters and regional office	All segments	Leased
Alton, Illinois	Regional office	Oil Gas & Chemical	Leased
Bakersfield, California	Regional office	Oil Gas & Chemical	Leased
Bellingham, Washington	Regional office, fabrication facility and warehouse	Oil Gas & Chemical, Storage Solutions, Industrial	Owned
Canonsburg, Pennsylvania	Regional office	Electrical Infrastructure, Oil Gas & Chemical, Industrial	Leased
Catoosa, Oklahoma	Fabrication facilities, regional office and warehouse	Oil Gas & Chemical, Storage Solutions, Industrial	Leased & Owned (1)
Chicago, Illinois	Regional office	All segments	Leased
Eddystone, Pennsylvania	Regional office, fabrication facility and warehouse	All segments	Leased
Hammond, Indiana	Regional office, fabrication facility, and warehouse	Electrical Infrastructure, Oil Gas & Chemical, Industrial	Leased
Houston, Texas	Regional offices and warehouse	Oil Gas & Chemical, Storage Solutions	Leased & Owned
Orange, California	Fabrication facility, regional office and warehouse	Oil Gas & Chemical, Storage Solutions, Industrial	Leased & Owned
Parsippany, New Jersey	Regional office	Industrial	Leased
Rahway, New Jersey	Regional office and warehouse	Electrical Infrastructure, Oil Gas & Chemical, Industrial	Leased
Reserve, Louisiana	Regional office and warehouse	Oil Gas & Chemical	Leased
Sewickley, Pennsylvania	Regional office	Oil Gas & Chemical, Storage Solutions, Industrial	Leased
Temperance, Michigan	Regional office and warehouse	Storage Solutions	Owned
Tucson, Arizona	Regional office and warehouse	Industrial, Storage Solutions	Leased
Burlington, Ontario, Canada	Regional office	Electrical Infrastructure, Industrial	Owned
Calgary, Alberta, Canada	Regional office	Storage Solutions	Leased
Edmonton, Alberta, Canada	Regional office	Storage Solutions	Leased
Leduc, Alberta, Canada	Regional office and warehouse	Storage Solutions	Leased
Saint John, New Brunswick, Canada	Regional office	Storage Solutions	Leased
Sarnia, Ontario, Canada	Regional office and warehouse	Storage Solutions	Owned
Seoul, South Korea	Fabrication facility, regional office and warehouse	Storage Solutions	Owned
Sydney, Australia	Regional office	Storage Solutions	Owned

(1)	Certain facilities were constructed by the Company on land acquired through ground leases with renewal options.

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
Information concerning mine safety violations or other regulatory matters required to be disclosed in this annual report under Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Annual Report on Form 10-K.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “MTRX”. The following table sets forth the high and low sale prices for our common stock as reported by NASDAQ for the periods indicated:

	Fiscal Year 2016		Fiscal Year 2015
	High	Low	High	Low
First quarter	$24.00	$16.47	$32.76	$22.86
Second quarter	26.22	19.41	25.06	19.19
Third quarter	20.97	15.02	22.24	17.41
Fourth quarter	19.40	14.07	22.72	16.87
Substantially all of our stockholders maintain their shares in "street name" accounts and are not individually stockholders of record. As of August 31, 2016, there were 24 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
Our Credit Agreement limits the Company's purchases of its equity securities to $25.0 million in any calendar year. The table below sets forth the information with respect to purchases made by the Company of its common stock during the fourth quarter of the fiscal year ended June 30, 2016.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (C)
April 1 to April 30, 2016
Share Repurchase Program (A)	—	—	—	2,039,627
Employee Transactions (B)	—	—	—
May 1 to May 31, 2016
Share Repurchase Program (A)	324,958	$15.39	324,958	1,714,669
Employee Transactions (B)	2,588	$18.53	—
June 1 to June 30, 2016
Share Repurchase Program (A)	—	—	—	1,714,669
Employee Transactions (B)	—	—	—

(A)	Represents shares purchased under our stock buyback program.

(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

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

Item 6. Selected Financial Data
Selected Financial Data
(In thousands, except percentages and per share data)

	Twelve Months Ended
	June 30, 2016	June 30, 2015	June 30, 2014	June 30, 2013	June 30, 2012
Revenues	$1,311,917	$1,343,135	$1,263,089	$892,574	$739,046
Cost of revenues	1,185,926	1,255,765	1,126,616	797,872	659,428
Gross profit	125,991	87,370	136,473	94,702	79,618
Gross margin %	9.6%	6.5%	10.8%	10.6%	10.8%
Selling, general and administrative expenses	85,109	78,568	77,866	57,988	47,983
Selling, general and administrative %	6.5%	5.8%	6.2%	6.5%	6.5%
Operating income	40,882	8,802	58,607	36,714	31,635
Operating income %	3.1%	0.7%	4.6%	4.1%	4.3%
Net income (loss)	25,537	(1,898)	36,877	24,008	17,188
Net income (loss) attributable to noncontrolling interest	(3,326)	(19,055)	1,067	—	—
Net income attributable to Matrix Service Company	28,863	17,157	35,810	24,008	17,188
Earnings per share-basic	1.09	0.64	1.36	0.92	0.66
Earnings per share-diluted	1.07	0.63	1.33	0.91	0.65
Working capital	129,416	114,209	105,687	131,908	124,553
Total assets	564,967	561,689	568,932	409,978	323,135
Long-term debt	—	8,804	11,621	—	—
Capital expenditures	13,939	15,773	23,589	23,231	13,534
Cash flows provided by operations	30,326	24,438	76,988	57,084	2,941
Backlog	868,672	1,420,598	915,826	626,737	497,452

Refer to the Results of Operations section included in Part II, Item 7 of this Annual Report on Form 10-K for a discussion of the impacts of business combinations and contract charges that materially impacted the comparability of information in the Selected Financial Data table above, particularly for the fiscal year ended 2016 in comparison to the fiscal year ended 2015, and the fiscal year ended 2015 in comparison to the fiscal year ended 2014.

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
CRITICAL ACCOUNTING ESTIMATES
Revenue Recognition
Matrix records revenue on fixed-price contracts on a percentage-of-completion basis, primarily based on costs incurred to date compared to the total estimated cost. The Company records revenue on cost-plus and time-and-material contracts on a proportional performance basis as costs are incurred. Contracts in process are valued at cost plus accrued profits less billings on uncompleted contracts. Contracts are generally considered substantially complete when field construction is completed. The elapsed time from award of a contract to completion of performance may be in excess of one year. Matrix includes pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs, when Matrix determines that it is responsible for the procurement and management of such cost components.
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
Under percentage of completion accounting for fixed-priced contracts, contract revenues and earnings are recognized ratably over the contract term based on the proportion of actual costs incurred to total estimated costs. As of June 30, 2016, the Company is performing work on two previously announced significant multi-year projects that are contracted on a fixed price basis. One of the projects is expected to be complete in fiscal 2017 and the second project is expected to be complete in fiscal 2018. Based on the information currently available, the Company believes that its current estimates relating to these projects are reasonably stated. However, it is reasonably possible that changes to these contract estimates, including those related to project costs, project timelines, and change orders or claims, could occur and have a material positive or negative impact to our results of operations and financial position in subsequent accounting periods.

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
As of June 30, 2016 and June 30, 2015, costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $10.3 million and $12.7 million, respectively. Historically, our collections for unapproved change orders and claims have approximated the amount of revenue recognized.
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

Management primarily utilizes a discounted cash flow analysis, referred to as an income approach, to determine the estimated fair value of our reporting units. Significant judgments and assumptions including the discount rate, anticipated revenue growth rate and gross margins, estimated operating and interest expense, and capital expenditures are inherent in these fair value estimates, which are based on our operating and capital budgets and on our strategic plan. As a result, actual results may differ from the estimates utilized in our income approach. The use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and could result in the recognition of an impairment charge in the financial statements. As a result of these uncertainties, we utilize multiple scenarios and assign probabilities to each of the scenarios in the income approach.
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
Although we do not currently anticipate a future impairment charge, certain events could occur that would adversely affect the reported value of our goodwill. The Company has considered the likelihood of adverse changes including but not limited to changes in economic or competitive conditions, a significant change in the project plans of our customers, a deterioration in the economic condition of the customers and industries we serve, and a material negative change in the relationships with one or more of our significant customers. If our judgments and assumptions change as a result of the occurrence of any of these events or other events that we do not currently anticipate, our expectations as to future results and our estimate of the implied value of one or more of our reporting units also may change.
We performed our annual impairment test in the fourth quarter to determine whether an impairment existed and to determine the amount of headroom. We define "headroom" as the percentage difference between the fair value of a reporting unit and its carrying value. The amount of headroom varies by reporting unit. Approximately 54% of our goodwill balance is attributable to one reporting unit. This unit had headroom of 158%. The remaining goodwill is attributable to six reporting units, with headroom of between 17% and 488%.
Our significant assumptions, including revenue growth rates, gross margins, discount rate, interest expense and other factors may change in light of changes in the economic and competitive environment in which we operate. Assuming that all other components of our fair value estimate remain unchanged, a change in the following assumptions would have the following effect on headroom:

	Sensitivity Analysis
	Headroom	1% Decline in Revenue Growth Rate	1% Decline in Gross Margin Percentage	1% Decline in Discount Rate
Reporting unit 1	158%	149%	131%	139%
All other reporting units	17% and 488%	10% and 466%	-10%(1) and 416%	9% and 441%

(1)	A 1% decrease in gross margin would cause one reporting unit's carrying amount to be less than its fair value by 10%. The carrying amount of goodwill for this reporting unit totals $0.7 million.

Other Intangible Assets
All of the Company's other intangible assets have finite useful lives and are amortized by the straight-line method over their useful lives ranging from 1.5 to 15 years. Each reporting period, we evaluate the remaining useful lives of other intangible assets and review other intangible assets for impairment indicators.

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
The ASU is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted on a limited basis. Upon adoption, the Company may elect one of two application methods, a full retrospective application or a modified retrospective application. We expect to adopt this standard on July 1, 2018 and are currently evaluating its expected impact on our financial statements.
Accounting Standards Update 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
On August 27, 2014, the FASB issued ASU 2014-15, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity, and consistency of related disclosures and improve convergence with international financial reporting standards ("IFRSs") (which emphasize management’s responsibility for performing the going-concern assessment). However, the time horizon for the assessment (look-forward period) and the disclosure thresholds under U.S. GAAP and IFRSs will continue to differ. The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted. We expect to adopt this standard in fiscal 2017.
Accounting Standards Update 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments
On September 25, 2015, the FASB issued ASU 2015-16 to simplify the accounting for measurement-period adjustments. The ASU was issued in response to stakeholder feedback that restatements of prior periods to reflect adjustments made to provisional amounts recognized in a business combination increase the cost and complexity of financial reporting but do not significantly improve the usefulness of the information. Under the ASU, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. We adopted this standard on July 1, 2016 with no material impact to the Company's financial statements.

Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes
On November 20, 2015, the FASB issued ASU 2015-17, which requires entities to present deferred tax assets ("DTAs") and deferred tax liabilities ("DTLs") as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet based on the classification of the related asset or liability. For public business entities, the ASU will be effective for annual periods beginning after December 15, 2016, and interim periods within those years with early adoption permitted. The Company elected to retrospectively early adopt ASU 2015-17, effective for the quarter ended December 31, 2015. The quantitative effects of the change on the prior balance sheet presented, for the fiscal year ended June 30, 2015, resulted in a net reclassification of $6.6 million and $6.6 million from the "Deferred income taxes" current asset and liability financial statement line items, respectively, to the "Deferred income taxes" asset and liability financial statement line items included in the noncurrent asset and liability sections of the balance sheet.
Accounting Standards Update 2016-02, Leases (Topic 842)
On February 25, 2016, the FASB issued ASU 2016-02. The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating its expected impact on our financial statements.
Accounting Standards Update 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
On March 30, 2016, the FASB issued ASU 2016-09, which simplified several aspects of accounting for stock-based compensation transactions, including the accounting for income taxes and forfeitures and statutory tax withholding requirements. The ASU is effective for the Company on July 1, 2017 and early adoption is permitted. The Company is planning to adopt the ASU in the first quarter of fiscal 2017, with no material impacts expected. The following is a description of the key provisions of the ASU and its transition requirements:
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
Amendments requiring the recognition of excess tax benefits and tax deficiencies in income are to be applied prospectively. The Company is required to apply the amendments for accumulated excess tax benefits on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the date of adoption. The balance of accumulated excess tax benefits included in APIC was $9.8 million as of June 30, 2016.

Accounting for Forfeitures: The Company currently recognizes expense on all stock-based awards over the requisite service period, net of estimated forfeitures. The amendments in this ASU allow the Company to elect, as a company-wide accounting policy, either to continue to estimate the amount of forfeitures to exclude from compensation expense or to exclude forfeitures from compensation expense when they occur. The Company is planning to account for forfeitures when they occur when it adopts the amendments in the first quarter of fiscal 2017. The Company will apply the accounting change on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the date of adoption. The Company does not expect the adoption of these amendments to have a material impact to its financial statements.
Statutory Tax Withholding Requirements: Currently, an entire award must be classified as a liability if the fair value of the shares withheld exceeds the Company's minimum statutory withholding obligation. Under the ASU, the Company will be allowed to withhold shares with a fair value up to the amount of tax owed using the maximum statutory tax rate in the employee's applicable jurisdictions. The Company will be allowed to determine one maximum rate for all employees in each jurisdiction, rather than a rate for each employee in the jurisdiction. Also, the ASU requires that cash outflows to reacquire shares withheld for taxes to be classified in the financing section of its statements of cash flows. Since the Company does not have any awards classified as liabilities due to statutory tax withholding requirements as of June 30, 2016, and since the Company already presents its cash outflows for reacquiring shares withheld for taxes as a financing activity in its statements of cash flows, the Company does not expect these amendments to have any impact on its financial statements when adopted during the 1st quarter of fiscal 2017.
Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
On June 16, 2016, the FASB issued ASU 2016-13, which changes how the Company accounts for its allowance for uncolletible accounts. The amendments in this update require a financial asset (or a group of financial assets) to be presented at the net amount expected to be collected. The income statement will reflect any increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount.
Current GAAP delays the recognition of the full amount of credit losses until the loss is probable of occurring. The amendments in this update eliminate the probable initial recognition threshold and, instead, reflect the Company's current estimate of all expected credit losses. In addition, current guidance limits the information the Company may consider in measuring a credit loss to its past events and current conditions. The amendments in this update broaden the information the Company may consider in developing its expected credit loss estimate to include forecasted information.
The amendments in this update are effective for the Company on July 1, 2020 and the Company may early adopt on July 1, 2019. The Company must apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company does not expect this update to have a material impact to its estimate of the allowance for uncollectible accounts.

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
The Oil Gas & Chemical segment includes turnaround activities, plant maintenance services and construction in the downstream petroleum industry. Another key offering is industrial cleaning services, which include hydroblasting, hydroexcavating, chemical cleaning and vacuum services. We also perform work in the petrochemical, natural gas, gas processing and compression, and upstream petroleum markets.
The Storage Solutions segment includes new construction of crude and refined products ASTs, as well as planned and emergency maintenance services. The Storage Solutions segment also includes balance of plant work in storage terminals and tank farms. Also included in the Storage Solutions segment is work related to specialty storage tanks, including LNG, LIN/LOX, LPG tanks and other specialty vessels, including spheres. Finally, we offer AST products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.
The Industrial segment includes construction and maintenance work in the iron and steel and mining and minerals industries. Our work in the mining and minerals industry is primarily for customers engaged in the extraction of copper. We also perform work in bulk material handling and fertilizer production facilities, thermal vacuum chambers, and other industrial markets.
The majority of the work for all segments is performed in the United States, with 14.0% of revenues generated internationally during fiscal 2016, 10.2% in fiscal 2015 and 9.0% in fiscal 2014. The percentage of revenues generated internationally is expected to increase in fiscal 2017 compared to fiscal 2016. Significant period to period changes in revenues, gross profits and operating results are discussed below on a consolidated basis and for each segment.

Matrix Service Company
Results of Operations
(In thousands)

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
Fiscal Year 2016
Consolidated revenues	$349,011	$249,795	$563,512	$149,599	$1,311,917
Gross profit	29,301	18,553	67,843	10,294	125,991
Gross profit %	8.4%	7.4%	12.0%	6.9%	9.6%
Selling, general and administrative expenses	18,157	22,056	34,394	10,502	85,109
Operating income (loss)	11,144	(3,503)	33,449	(208)	40,882
Operating income %	3.2%	(1.4)%	5.9%	(0.1)%	3.1%
Fiscal Year 2015
Consolidated revenues	$257,930	$305,360	$503,123	$276,722	$1,343,135
Gross profit (loss)	(31,444)	25,394	58,085	35,335	87,370
Gross profit %	(12.2)%	8.3%	11.5%	12.8%	6.5%
Selling, general and administrative expenses	12,849	18,330	29,016	18,373	78,568
Operating income (loss)	(44,293)	7,064	29,069	16,962	8,802
Operating income %	(17.2)%	2.3%	5.8%	6.1%	0.7%
Fiscal Year 2014
Consolidated revenues	$205,570	$239,690	$610,896	$206,933	$1,263,089
Gross profit	20,629	26,912	68,448	20,484	136,473
Gross profit %	10.0%	11.2%	11.2%	9.9%	10.8%
Selling, general and administrative expenses	12,926	16,973	34,138	13,829	77,866
Operating income	7,703	9,939	34,310	6,655	58,607
Operating income %	3.7%	4.1%	5.6%	3.2%	4.6%
Variances Fiscal Year 2016 to Fiscal Year 2015 Increase/(Decrease)
Consolidated revenues	$91,081	$(55,565)	$60,389	$(127,123)	$(31,218)
Gross profit	60,745	(6,841)	9,758	(25,041)	38,621
Selling, general and administrative expenses	5,308	3,726	5,378	(7,871)	6,541
Operating income	55,437	(10,567)	4,380	(17,170)	32,080
Variances Fiscal Year 2015 to Fiscal Year 2014 Increase/(Decrease)
Consolidated revenues	$52,360	$65,670	$(107,773)	$69,789	$80,046
Gross profit	(52,073)	(1,518)	(10,363)	14,851	(49,103)
Selling, general and administrative expenses	(77)	1,357	(5,122)	4,544	702
Operating income	(51,996)	(2,875)	(5,241)	10,307	(49,805)

Fiscal 2016 Versus Fiscal 2015
Consolidated
Consolidated revenue was $1.312 billion in fiscal 2016, a decrease of $31.2 million, or 2.3% from consolidated revenue of $1.343 billion in fiscal 2015. On a segment basis, consolidated revenue increased in the Electrical Infrastructure and Storage Solutions segments by $91.1 million and $60.4 million, respectively, but were offset by lower revenue in the Industrial and Oil Gas & Chemical segments of $127.1 million and $55.6 million, respectively.
Consolidated gross profit was $126.0 million in fiscal 2016 compared to $87.4 million in fiscal 2015. The Company recorded project charges of $7.1 million and $53.4 million on the acquired EPC joint venture project in fiscal 2016 and fiscal 2015, respectively. The charges, which are discussed in Note 3- Uncompleted Contracts, reduced fiscal 2016 gross margins by 0.6% to 9.6% and reduced fiscal 2015 gross margins by 4.3% to 6.5%.
Consolidated SG&A expenses were $85.1 million in fiscal 2016 compared to $78.6 million in the prior year. The increase in fiscal 2016 is primarily related to a bad debt charge of $5.2 million, increased incentive expense related to higher profitability over the prior fiscal year, severance payments, and $1.2 million of costs related to the Baillie Tank Equipment, Ltd. acquisition described in Note 2.
Net interest expense was $0.7 million in fiscal 2016, and $0.8 million in the prior year. Fiscal 2015 results include $0.3 million of interest income attributable to an award received due to the settlement of a customer dispute.
Our effective tax rate for fiscal 2016 was 35.6% compared to 123.2% in the same period a year earlier. Our effective tax rate for fiscal 2016 and 2015 was impacted, in part, by the acquired EPC joint venture project charges in which the Company has a 65% interest and does not receive a tax benefit. A full analysis of the Company's provision for income taxes is included in Note 6 - Income Taxes.
Fiscal 2016 net income attributable to Matrix Service Company and the related fully diluted earnings per share were $28.9 million and $1.07, compared to $17.2 million and $0.63 in the same period a year earlier.
Electrical Infrastructure
Revenue for the Electrical Infrastructure segment increased $91.1 million to $349.0 million in fiscal 2016 compared to $257.9 million in the same period a year earlier. The increased revenue volume in fiscal 2016 was due to volume increases in power delivery and accelerating work on the previously announced Napanee Generating Station. The Company recorded project charges of $7.1 million and $53.4 million on the acquired EPC joint venture project in fiscal 2016 and fiscal 2015. The charges, which are discussed in Note 3- Uncompleted Contracts, reduced fiscal 2016 segment gross margins by 2.3% to 8.4% and reduced fiscal 2015 segment gross margins by 22.2% to (12.2%).
Oil Gas & Chemical
Revenue for the Oil Gas & Chemical segment was $249.8 million in fiscal 2016 compared to $305.4 million in the same period a year earlier. The decrease of $55.6 million is largely related to a significant turnaround in fiscal 2015 and lower levels of capital work in fiscal 2016. Fiscal 2016 gross margins were 7.4% compared to 8.3% a year earlier. Gross margins for fiscal 2016 were affected by lower volume, which led to the under recovery of overhead costs, and a project charge in our upstream business. Fiscal 2015 margins were negatively affected by lower than expected profitability on a significant turnaround.
Storage Solutions
Revenue for the Storage Solutions segment increased to $563.5 million in fiscal 2016 compared to $503.1 million in the prior year. The increase of $60.4 million is primarily attributable to a previously announced project for the construction of crude gathering terminals feeding the Dakota Access Pipeline, partially offset by lower revenue volume in our Canadian operations. Gross margins were 12.0% for fiscal 2016 compared to 11.5% in the prior year. Fiscal 2016 margins were positively impacted by the improved recovery of construction overhead costs along with strong project execution.

Industrial
Revenue for the Industrial segment decreased $127.1 million to $149.6 million in fiscal 2016 compared to $276.7 million in the same period a year earlier. The decline in revenue is primarily attributable to lower business volumes in the iron and steel and mining markets, and lower revenue recognized on a large fertilizer project that is nearing completion. Gross margins were 6.9% in fiscal 2016 compared to 12.8% in the same period a year earlier. Fiscal 2016 margins were positively impacted by strong project execution offset by a forecasted unfavorable customer settlement and lower margins on iron and steel work due to lower volume. Fiscal 2015 gross margins were high primarily due to profit recognized on favorable project completions and a favorable settlement with a customer.
Fiscal 2015 Versus Fiscal 2014
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
Consolidated SG&A expense was $78.6 million in fiscal 2015 compared to $77.9 million in the same period a year earlier. Fiscal 2014 SG&A expense included $2.0 million of Matrix NAC acquisition related costs. The remaining increase is primarily attributable to a full period of Matrix NAC costs in fiscal 2015 compared to less than seven months in the prior year largely offset by lower incentive compensation costs in fiscal 2015 due to reduced profitability. SG&A expense as a percentage of revenue was 5.8% in fiscal 2015 compared to 6.2% in the same period a year earlier.
Net interest expense was $0.8 million in fiscal 2015, and $1.4 million in the prior year. Fiscal 2015 results include $0.3 million of interest income attributable to an award received due to the settlement of a customer dispute.
The Company consolidates the joint venture described in Note 2 - Acquisitions, and reports a noncontrolling interest. Accordingly, the Company's operating income includes the noncontrolling interest holder's share of the acquired EPC project loss for which the Company does not receive a tax benefit. Our effective tax rate increased to 123.2% in fiscal 2015 compared to 35.1% in fiscal 2014. The inclusion of the acquired EPC joint venture project loss for fiscal year 2015 increased our effective tax rate by 86.2%. The inclusion of the acquired EPC joint venture project profit for fiscal year 2014 decreased our effective tax rate by 0.7%.
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
Storage Solutions
Revenue for the Storage Solutions segment decreased to $503.1 million in fiscal 2015 compared to $610.9 million in the same period a year earlier. Prior year results were positively affected by significant balance of plant work. In fiscal 2015, revenue in the domestic aboveground storage tank business increased but was more than offset by lower revenue in our Canadian business due to a project delay with a large customer. Fiscal 2015 gross margins were 11.5% compared to 11.2% in the same period in the prior year. The fiscal 2015 gross margin was negatively affected by the under recovery of construction overhead costs due to lower revenue. The fiscal 2014 gross margin of 11.2% was reduced by a project charge of $8.4 million.
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
Non-GAAP Financial Measure
EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Consolidated Statements of Income entitled “Net Income” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•
It does not include interest expense. Because we have borrowed money to finance our operations and to acquire businesses, pay commitment fees to maintain our senior revolving credit facility, and incur fees to issue letters of credit under the senior revolving credit facility, interest expense is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations.

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

A reconciliation of EBITDA to net income follows:

	Twelve Months Ended
	June 30, 2016	June 30, 2015	June 30, 2014
	(in thousands)
Net income attributable to Matrix Service Company	$28,863	$17,157	$35,810
Interest expense	852	1,236	1,436
Provision for income taxes	14,116	10,090	19,934
Depreciation and amortization	21,441	23,480	18,518
EBITDA	$65,272	$51,963	$75,698
FINANCIAL CONDITION AND LIQUIDITY
Overview
We define liquidity as the ability to pay our liabilities as they become due, fund business operations and meet all contractual and financial obligations. Our primary sources of liquidity in fiscal 2016 were cash on hand at the beginning of the year, capacity under our senior revolving credit facility and cash generated from operations. Cash on hand at June 30, 2016 totaled $71.7 million and availability under the senior revolving credit facility totaled $159.1 million, resulting in total liquidity of $230.8 million. The United States Dollar equivalent of Canadian, South Korean and Australian deposits totaled $16.8 million and is included in our consolidated cash balance. We expect to fund our operations for the next twelve months through the use of cash generated from operations, existing cash balances and borrowings under our senior revolving credit facility, as necessary.
Factors that routinely impact our short-term liquidity and that may impact our long-term liquidity include, but are not limited to:

•
Changes in costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs due to contract terms that determine the timing of billings to customers and the collection of those billings:

•	Some cost plus and fixed price customer contracts are billed based on milestones which may require us to incur significant expenditures prior to collections from our customers.

•	Time and material contracts are normally billed in arrears. Therefore, we are routinely required to carry these costs until they can be billed and collected.

•	Some of our large construction projects may require significant retentions or security in the form of letters of credit.

•	Other changes in working capital.

•	Capital expenditures.
Other factors that may impact both short and long-term liquidity include:

•	Acquisitions of new businesses.

•	Strategic investments in new operations.

•	Purchases of shares under our stock buyback program.

•	Contract disputes which can be significant.

•	Collection issues, including those caused by weak commodity prices or other factors which can lead to credit deterioration of our customers

•	Capacity constraints under our senior revolving credit facility and remaining in compliance with all covenants contained in the Credit Agreement

•	Cash on hand outside of the United States that cannot be repatriated without incremental taxation

The acquisition of Baillie Tank Equipment, Ltd. discussed in Note 2 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K was funded with cash on hand. The Company believes that the remaining availability under the senior revolving credit facility, as discussed under the caption "Senior Revolving Credit Facility" included in this Financial Condition and Liquidity section of the Form 10-K, along with cash on hand and cash generated from operations will provide sufficient liquidity to achieve both our short and long-term business objectives.
As discussed under the caption "Senior Revolving Credit Facility" included in this Financial Condition and Liquidity section of the Form 10-K, our Credit Agreement includes a Senior Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as defined in the Credit Agreement, as of the end of any fiscal quarter, may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. Consequently, recent operating results have caused a short term capacity constraint on the Company's senior revolving credit facility. Although the constraint reduces our liquidity, the Company believes that the remaining availability under our senior revolving credit facility along with cash on hand and cash generated from operations will provide sufficient liquidity to achieve both our short-term and long-term business objectives.
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities for the twelve months ended June 30, 2016 totaled $30.3 million. Major components of cash flows from operating activities for the year ending June 30, 2016 are as follows:

Net Cash Provided by Operating Activities
(In thousands)

Net income	$25,537
Non-cash expenses	33,753
Deferred income tax	1,871
Cash effect of changes in operating assets and liabilities, net of acquisitions	(27,814)
Other	(3,021)
Net cash provided by operating activities	$30,326
The cash effect of significant changes in operating assets and liabilities at June 30, 2016 in comparison to June 30, 2015 includes the following, net of the effects from acquisitions:

•
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") increased $17.9 million while billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") decreased $38.4 million. The changes were due to the timing of invoice billings and collections. CIE and BIE balances can experience significant day-to-day fluctuations based on contract terms, the timing of when job costs are incurred, the invoicing of those job costs to the customer and subsequent cash collection, and other working capital management factors. See the Consolidated Statement of Cash Flows at Part 2, Item 8 of this Annual Report on Form 10-K for adjustments to net income and the impact of operating activities.

•	Accounts payable increased by $14.7 million primarily due to the timing of payments.
Cash Flows Used for Investing Activities
Investing activities used $26.6 million of cash during the year ended June 30, 2016 due to capital expenditures of $13.9 million and the net purchase price of $13.0 million for the acquisition of Baillie Tank Equipment, Ltd. as discussed in Note 2 - Acquisitions, partially offset by proceeds from asset dispositions of $0.4 million. Capital expenditures included $5.2 million for the purchase of construction and fabrication equipment and small tools, $3.6 million for transportation equipment, $2.7 million for office equipment and software, and $2.2 million for land and buildings. The Company expects to spend approximately $20.1 million on capital expenditures in fiscal 2017.

Cash Flows Used for Financing Activities
Financing activities used $10.6 million of cash during the year ended June 30, 2016 primarily due to repayments of borrowings under our senior revolving credit facility of $19.0 million, the purchase of $10.5 million of Company stock as permitted under the Company's stock buyback program and the repurchase of $4.6 million of Company stock for payment of withholding taxes due on equity-based compensation. These uses of cash were partially offset by $10.9 million of capital contributions received from the non-controlling interest holder of the EPC joint venture, borrowings under our senior revolving credit facility of $10.2 million, excess tax benefits of $3.3 million on exercised stock options and vesting of deferred shares, exercise of stock options of $0.6 million and $0.3 million of cash received from employees for the purchase of shares in connection with the Company's Employee Stock Purchase Plan.
Borrowings during fiscal 2016 under our senior revolving credit facility were used for Canadian Dollar advances required for short-term working capital.
Senior Revolving Credit Facility
The Company has a five-year, $200.0 million senior secured revolving credit facility under a credit agreement (the “Credit Agreement”) that expires March 13, 2019. Advances under the senior revolving credit facility may be used for working capital, acquisitions, capital expenditures, issuance of letters of credit and other lawful purposes.
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
Amounts borrowed under the senior revolving credit facility bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The additional margin on Alternate Base Rate and LIBOR-based loans ranges between 0.25% and 1.0% and between 1.25% and 2.0%, respectively.
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
The Unused Revolving Credit Facility Fee is between 0.20% and 0.35% based on the Senior Leverage Ratio.
The Credit Agreement includes a Senior Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as defined in the Credit Agreement, may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended June 30, 2016, Consolidated EBITDA, as defined in the Credit Agreement, was $71.9 million. Accordingly, at June 30, 2016, there was a restriction on our ability to access the full amount of the senior revolving credit facility. However, any continued constraint in future fiscal periods is not expected to impact our ability to operate the business. Consolidated Funded Indebtedness at June 30, 2016 was $13.1 million.

Availability under the senior revolving credit facility is as follows:

	June 30, 2016	June 30, 2015
	(In thousands)
Senior revolving credit facility	$200,000	$200,000
Capacity constraint due to the Senior Leverage Ratio	20,138	54,968
Capacity under the senior revolving credit facility	179,862	145,032
Borrowings outstanding	—	8,804
Letters of credit	20,755	40,587
Availability under the senior revolving credit facility	$159,107	$95,641
The Company is in compliance with all other affirmative, negative, and financial covenants under the Credit Agreement.
At June 30, 2016, the Company was at the lowest margin tier for the LIBOR, Alternate Base Rate, CDOR and Canadian Prime Rate loans and the lowest tier for the Unused Revolving Credit Facility Fee.
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
Treasury Shares
On November 4, 2014 the Board of Directors approved a stock buyback program that replaced the program that had been in place since November 2012. The new program, which expires on December 31, 2016, allows the Company to purchase up to $25.0 million of common stock annually if sufficient liquidity exists and management believes the purchase would be accretive to the Company's stockholders. The annual $25.0 million limitation is applied on a calendar year basis. The cumulative number of shares repurchased cannot exceed 2,653,399, which represents 10% of the shares outstanding on the date the new repurchase program was approved. The Company purchased 654,958 and 283,772 shares for $10.5 million and $5.0 million under the stock buyback program during the fiscal years ended June 30, 2016 and 2015, respectively.
In addition to the stock buyback program, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix withheld 205,504 shares during fiscal 2016 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares.
The Company has 1,591,072 treasury shares as of June 30, 2016 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.
Commitments and Off-Balance Sheet Arrangements
As of June 30, 2016, the following commitments and off-balance sheet arrangements were in place to support our ordinary course obligations:

	Commitments by Expiration Period
	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years	Total
	(In thousands)
Letters of credit (1)	$20,755	$—	$—	$—	$20,755
Surety bonds	135,712	1,881	2	—	137,595
Total	$156,467	$1,881	$2	$—	$158,350

(1)
All letters of credit issued under our senior revolving credit facility are in support of our workers’ compensation insurance programs or certain construction contracts. The letters of credit that support our workers’ compensation programs are expected to renew annually through the term of our senior revolving credit facility. The letters of credit that support construction contracts will expire within a year.

Contractual obligations at June 30, 2016 are summarized below:

	Contractual Obligations by Expiration Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In thousands)
Operating leases	$6,165	$9,760	$7,006	$10,800	$33,731
Purchase obligations	2,262	3,035	672	—	5,969
Total contractual obligations	$8,427	$12,795	$7,678	$10,800	$39,700

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our interest rate risk results primarily from our variable rate indebtedness under our Credit Agreement, which is influenced by movements in short-term rates. Borrowings under our $200.0 million senior revolving credit facility are based on an Alternate Base Rate, LIBOR, CDOR or Canadian Prime Rate as elected by the Company plus an additional margin based on our Senior Leverage Ratio.
Financial instruments with interest rate risk at June 30, 2016 were as follows:

	Maturity by Fiscal Year						Fair Value as of June 30, 2016
	2017	2018	2019	2020	2021	Total
	(In thousands)
Long-term debt:
Variable rate debt (1)	$—	$—	$—	$—	$—	$—	$—

(1)
Amounts borrowed under the Credit Agreement bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The additional margin on Alternate Base Rate loans ranges between 0.25% and 1.0% and the additional margin on LIBOR-based loans ranges between 1.25% and 2.0%. The Credit Agreement also permits us to borrow in Canadian Dollars with a sublimit of U.S. $40.0 million. Amounts borrowed in Canadian Dollars will bear interest either at the CDOR Rate, plus an additional margin based on the Senior Leverage Ratio ranging from 1.25% to 2.0%, or at the Canadian Prime Rate, plus an additional margin based on the Senior Leverage Ratio ranging from 1.75% to 2.5%. The CDOR Rate is equal to the sum of the annual rate of interest, which is the rate determined as being the arithmetic average of the quotations of all institutions listed in respect of the relevant CDOR interest period for Canadian Dollar denominated bankers’ acceptances, plus 0.1%. The Canadian Prime Rate is equal to the greater of (i) the rate of interest per annum most recently announced or established by JPMorgan Chase Bank, N.A., Toronto Branch as its reference rate in effect on such day for determining interest rates for Canadian Dollar denominated commercial loans in Canada and (ii) the CDOR Rate plus 1.0%. The Unused Credit Facility Fee is between 0.20% and 0.35% based on the Senior Leverage Ratio.

Financial instruments with interest rate risk at June 30, 2015 were as follows:

	Maturity by Fiscal Year						Fair Value as of June 30, 2015
	2016	2017	2018	2019	2020	Total
	(In thousands)
Long-term debt:
Variable rate debt (1)	$—	$—	$—	$8,804	$—	$8,804	$8,804

(1)
Amounts borrowed under the Credit Agreement bear interest at LIBOR or an Alternate Base Rate, plus in each case, an additional margin based on the Senior Leverage Ratio. The additional margin on Alternate Base Rate loans ranges between 0.25% and 1.0% and the additional margin on LIBOR-based loans ranges between 1.25% and 2.0%. The Credit Agreement also permits us to borrow in Canadian Dollars with a sublimit of U.S. $40.0 million. Amounts borrowed in Canadian Dollars will bear interest either at the CDOR Rate, plus an additional margin based on the Senior Leverage Ratio ranging from 1.25% to 2.0%, or at the Canadian Prime Rate, plus an additional margin based on the Senior Leverage Ratio ranging from 1.75% to 2.5%. The CDOR Rate is equal to the sum of the annual rate of interest, which is the rate determined as being the arithmetic average of the quotations of all institutions listed in respect of the relevant CDOR interest period for Canadian Dollar denominated bankers’ acceptances, plus 0.1%. The Canadian Prime Rate is equal to the greater of (i) the rate of interest per annum most recently announced or established by JPMorgan Chase Bank, N.A., Toronto Branch as its reference rate in effect on such day for determining interest rates for Canadian Dollar denominated commercial loans in Canada and (ii) the CDOR Rate plus 1.0%. The Unused Credit Facility Fee is between 0.20% and 0.35% based on the Senior Leverage Ratio.

Foreign Currency Risk
Matrix Service Company has subsidiaries with operations in Canada and South Korea, which use the Canadian Dollar and South Korean Won, respectively, as their functional currencies. The Company also has a subsidiary with operations in Australia, but its functional currency is the U.S. Dollar since its sales are primarily denominated in U.S. Dollars. The Company's operations in South Korea and Australia were acquired in the Baillie Tank Equipment, Ltd. acquisition as discussed in Note 2 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Historically, movements in the Canadian Dollar to U.S. Dollar exchange rate have not significantly impacted the Company's results. Also, the Company does not expect exchange rate fluctuations in its South Korean and Australian operations to materially impact its financial results since these operations represent an insignificant portion of the Company's consolidated revenues and expenses. However, further growth in its Canadian, South Korean and/or Australian operations and/or significant fluctuations in the Canadian Dollar, South Korean Won and/or Australian Dollar to U.S. Dollar exchange rates could impact the Company’s financial results in the future.
Management has not entered into derivative instruments to hedge foreign currency risk, but periodically evaluates the materiality of our foreign currency exposure. To mitigate our risk, on occasion we borrow Canadian Dollars under our senior revolving credit facility to settle U.S. Dollar account balances. A 10% unfavorable change in the Canadian Dollar against the U.S. Dollar would not have had a material impact on the financial results of the Company for the fiscal year ended June 30, 2016.
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

Item 8. Financial Statements and Supplementary Data

Financial Statement Schedules
The financial statement schedule is filed as a part of this report under Schedule II – Valuation and Qualifying Accounts for the three fiscal years ended June 30, 2016, June 30, 2015 and June 30, 2014 immediately following Quarterly Financial Data (Unaudited). All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016. In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on this assessment, the Company’s management has concluded that the Company’s internal control over financial reporting as of June 30, 2016 was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016. Deloitte & Touche LLP’s report on the Company’s internal control over financial reporting is included herein.

/S/ John R. Hewitt	/S/ Kevin S. Cavanah
John R. Hewitt	Kevin S. Cavanah
President and Chief Executive Officer	Vice President and Chief Financial Officer
September 1, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Matrix Service Company
Tulsa, Oklahoma
We have audited the internal control over financial reporting of Matrix Service Company and subsidiaries (the “Company”) as of June 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2016 and financial statement schedule of the Company and our report dated September 1, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/S/ DELOITTE & TOUCHE LLP
Tulsa, Oklahoma
September 1, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Matrix Service Company
Tulsa, Oklahoma
We have audited the accompanying consolidated balance sheets of Matrix Service Company and subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended June 30, 2016.  Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Matrix Service Company and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 1, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP
Tulsa, Oklahoma
September 1, 2016

Matrix Service Company
Consolidated Statements of Income
(In thousands, except per share data)

	Twelve Months Ended
	June 30, 2016	June 30, 2015	June 30, 2014
Revenues	$1,311,917	$1,343,135	$1,263,089
Cost of revenues	1,185,926	1,255,765	1,126,616
Gross profit	125,991	87,370	136,473
Selling, general and administrative expenses	85,109	78,568	77,866
Operating income	40,882	8,802	58,607
Other income (expense):
Interest expense	(852)	(1,236)	(1,436)
Interest income	190	468	112
Other	(567)	158	(472)
Income before income tax expense	39,653	8,192	56,811
Provision for federal, state and foreign income taxes	14,116	10,090	19,934
Net income (loss)	25,537	(1,898)	36,877
Less: Net income (loss) attributable to noncontrolling interest	(3,326)	(19,055)	1,067
Net income attributable to Matrix Service Company	$28,863	$17,157	$35,810
Basic earnings per common share	$1.09	$0.64	$1.36
Diluted earnings per common share	$1.07	$0.63	$1.33
Weighted average common shares outstanding:
Basic	26,597	26,603	26,288
Diluted	27,100	27,177	26,976

See accompanying notes

Matrix Service Company
Consolidated Statements of Comprehensive Income
(In thousands)

	Twelve Months Ended
	June 30, 2016	June 30, 2015	June 30, 2014
Net income (loss)	$25,537	$(1,898)	$36,877
Other comprehensive loss, net of tax:
Foreign currency translation loss (net of tax of $236, $606 and $116 for the years ended June 30, 2016, 2015 and 2014, respectively)	(919)	(5,744)	(409)
Comprehensive income (loss)	24,618	(7,642)	36,468
Less: Comprehensive income (loss) attributable to noncontrolling interest	(3,326)	(19,055)	1,067
Comprehensive income attributable to Matrix Service Company	$27,944	$11,413	$35,401

See accompanying notes

Matrix Service Company
Consolidated Balance Sheets
(In thousands)

	June 30, 2016	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$71,656	$79,239
Accounts receivable, less allowances (2016 - $8,403; 2015 - $561)	190,434	199,149
Costs and estimated earnings in excess of billings on uncompleted contracts	104,001	86,071
Inventories	3,935	2,773
Income taxes receivable	9	579
Other current assets	5,411	5,660
Total current assets	375,446	373,471
Property, plant and equipment, at cost:
Land and buildings	39,224	32,746
Construction equipment	90,386	87,561
Transportation equipment	49,046	47,468
Office equipment and software	29,577	28,874
Construction in progress	7,475	5,196
Total property, plant and equipment - at cost	215,708	201,845
Accumulated depreciation	(130,977)	(116,782)
Property, plant and equipment - net	84,731	85,063
Goodwill	78,293	71,518
Other intangible assets	20,999	23,961
Deferred income taxes	3,719	3,729
Other assets	1,779	3,947
Total assets	$564,967	$561,689

See accompanying notes

Matrix Service Company
Consolidated Balance Sheets (continued)
(In thousands, except share data)

	June 30, 2016	June 30, 2015
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$141,445	$125,792
Billings on uncompleted contracts in excess of costs and estimated earnings	58,327	96,704
Accrued wages and benefits	27,716	26,725
Accrued insurance	9,246	8,100
Income taxes payable	2,675	3,268
Other accrued expenses	6,621	6,498
Total current liabilities	246,030	267,087
Deferred income taxes	3,198	1,244
Borrowings under senior revolving credit facility	—	8,804
Other liabilities	173	—
Total liabilities	249,401	277,135
Commitments and contingencies
Stockholders’ equity:
Matrix Service Company stockholders' equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of June 30, 2016 and June 30, 2015; 26,297,145 and 26,440,823 shares outstanding as of June 30, 2016 and June 30, 2015	279	279
Additional paid-in capital	126,958	123,038
Retained earnings	223,257	194,394
Accumulated other comprehensive loss	(6,845)	(5,926)
	343,649	311,785
Less treasury stock, at cost — 1,591,072 and 1,447,394 shares as of June 30, 2016 and June 30, 2015	(26,907)	(18,489)
Total Matrix Service Company stockholders' equity	316,742	293,296
Noncontrolling interest	(1,176)	(8,742)
Total stockholders' equity	315,566	284,554
Total liabilities and stockholders’ equity	$564,967	$561,689

See accompanying notes

Matrix Service Company
Consolidated Statements of Cash Flows
(In thousands)

	Twelve Months Ended
	June 30, 2016	June 30, 2015	June 30, 2014
Operating activities:
Net income (loss)	$25,537	$(1,898)	$36,877
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	21,441	23,480	18,518
Deferred income tax	1,871	(1,052)	(3,852)
(Gain) loss on sale of property, plant and equipment	(39)	(252)	109
Provision for uncollectible accounts	6,034	357	(159)
Stock-based compensation expense	6,317	6,302	5,688
Excess tax benefit of exercised stock options and vesting of deferred shares	(3,261)	(1,802)	(1,730)
Other	240	238	208
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects from acquisitions:
Accounts receivable	4,152	6,831	(31,395)
Costs and estimated earnings in excess of billings on uncompleted contracts	(17,930)	(13,063)	13,540
Inventories	606	272	(11)
Other assets and liabilities	7,380	11,558	351
Accounts payable	14,698	12,957	29,234
Billings on uncompleted contracts in excess of costs and estimated earnings	(38,377)	(11,736)	3,142
Accrued expenses	1,657	(7,754)	6,468
Net cash provided by operating activities	30,326	24,438	76,988
Investing activities:
Acquisition of property, plant and equipment	(13,939)	(15,773)	(23,589)
Acquisitions, net of cash acquired (Note 2)	(13,049)	(5,551)	(51,607)
Proceeds from asset sales	422	750	553
Net cash used by investing activities	$(26,566)	$(20,574)	$(74,643)

See accompanying notes

Matrix Service Company
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Twelve Months Ended
	June 30, 2016	June 30, 2015	June 30, 2014
Financing activities:
Advances under senior revolving credit facility	$10,213	$11,165	$87,826
Repayments of advances under senior revolving credit facility	(19,017)	(13,982)	(76,205)
Repayment of acquired long-term debt	(1,858)	—	—
Payment of debt amendment fees	—	—	(657)
Open market purchase of treasury shares	(10,461)	(5,000)	—
Issuances of common stock	638	493	1,175
Excess tax benefit of exercised stock options and vesting of deferred shares	3,261	1,802	1,730
Proceeds from issuance of common stock under employee stock purchase plan	335	298	136
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(4,588)	(2,528)	(1,776)
Capital contributions from noncontrolling interest	10,892	8,546	—
Net cash provided (used) by financing activities	(10,585)	794	12,229
Effect of exchange rate changes on cash	(758)	(2,534)	(1,209)
Net increase (decrease) in cash and cash equivalents	(7,583)	2,124	13,365
Cash and cash equivalents, beginning of period	79,239	77,115	63,750
Cash and cash equivalents, end of period	$71,656	$79,239	$77,115
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$9,365	$6,960	$19,160
Interest	$881	$1,281	$1,224
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$193	$439	$527
Assumption of debt from acquisition	$1,858	$—	$—

See accompanying notes

Matrix Service Company
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Non- Controlling Interest	Total
Balances, July 1, 2013	$279	$118,190	$141,427	$(21,961)	$227	$—	$238,162
Net income	—	—	35,810	—	—	1,067	36,877
Other comprehensive loss	—	—	—	—	(409)	—	(409)
Consolidated joint venture included in acquisition (Note 2)	—	—	—	—	—	700	700
Treasury Shares sold to Employee Stock Purchase Plan (5,440 shares) (Note 12)	—	39	—	97	—	—	136
Exercise of stock options (134,450 shares)	—	(1,190)	—	2,365	—	—	1,175
Issuance of deferred shares (266,209 shares)	—	(4,680)	—	4,680	—	—	—
Treasury shares repurchased to satisfy tax withholding obligations (80,096 shares)	—	—	—	(1,776)	—	—	(1,776)
Tax effect of exercised stock options and vesting of deferred shares	—	1,730	—	—	—	—	1,730
Stock-based compensation expense	—	5,688	—	—	—	—	5,688
Balances, June 30, 2014	279	119,777	177,237	(16,595)	(182)	1,767	282,283
Capital contributions from noncontrolling interest	—	—	—	—	—	8,546	8,546
Net income (loss)	—	—	17,157	—	—	(19,055)	(1,898)
Other comprehensive loss	—	—	—	—	(5,744)	—	(5,744)
Open market purchases of treasury shares (283,772 shares)	—	—	—	(5,000)	—	—	(5,000)
Treasury Shares sold to Employee Stock Purchase Plan (13,243 shares) (Note 12)	—	134	—	164	—	—	298
Exercise of stock options (55,200 shares)	—	(275)	—	768	—	—	493
Issuance of deferred shares (326,763 shares)	—	(4,702)	—	4,702	—	—	—
Treasury shares repurchased to satisfy tax withholding obligations (105,058 shares)	—	—	—	(2,528)	—	—	(2,528)
Tax effect of exercised stock options and vesting of deferred shares	—	1,802	—	—	—	—	1,802
Stock-based compensation expense	—	6,302	—	—	—	—	6,302
Balances, June 30, 2015	279	123,038	194,394	(18,489)	(5,926)	(8,742)	284,554
Capital contributions from Non-Controlling Interest	—	—	—	—	—	10,892	10,892
Net income (loss)	—	—	28,863	—	—	(3,326)	25,537
Other comprehensive loss	—	—	—	—	(919)	—	(919)
Open market purchases of treasury shares (654,958)	—	—	—	(10,461)	—	—	(10,461)
Treasury Shares Sold to Employee Stock Purchase Plan (17,304 shares) (Note 12)	—	177	—	158	—	—	335
Exercise of stock options (68,037 shares)	—	14	—	624	—	—	638
Issuance of deferred shares (631,443 shares)	—	(5,849)	—	5,849	—	—	—
Treasury shares repurchased to satisfy tax withholding obligations (205,504 shares)	—	—	—	(4,588)	—	—	(4,588)
Tax effect of exercised stock options and vesting of deferred shares	—	3,261	—	—	—	—	3,261
Stock-based compensation expense	—	6,317	—	—	—	—	6,317
Balances, June 30, 2016	$279	$126,958	$223,257	$(26,907)	$(6,845)	$(1,176)	$315,566

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
The Company operates in the United States, Canada, South Korea and Australia. The Company’s reportable segments are Electrical Infrastructure, Oil Gas & Chemical, Storage Solutions and Industrial.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We believe the most significant estimates and judgments are associated with revenue recognition, the recoverability tests that must be periodically performed with respect to our goodwill and other intangible assets, valuation reserves on our accounts receivable and deferred tax assets, and the estimation of loss contingencies, including liabilities associated with litigation and with the self-insured retentions on our insurance programs. Actual results could materially differ from those estimates.
Revenue Recognition
Matrix records revenue on fixed-price contracts on a percentage-of-completion basis, primarily based on costs incurred to date compared to the total estimated contract cost. The Company records revenue on reimbursable and time and material contracts on a proportional performance basis as costs are incurred. Contracts in process are valued at cost plus accrued profits less billings on uncompleted contracts. Contracts are generally considered substantially complete when field construction is completed. The elapsed time from award of a contract to completion of performance may be in excess of one year. Matrix includes pass-through revenue and costs on cost-plus contracts, which are customer-reimbursable materials, equipment and subcontractor costs, when Matrix determines that it is responsible for the procurement and management of such cost components.
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
Precontract Costs
Precontract costs are costs incurred in anticipation of obtaining a contract that will result in no future benefit unless the contract is obtained. The Company generally expenses precontract costs to cost of revenue as incurred, but, in certain cases their recognition may be deferred if specific criteria are met. We had no deferred precontract costs at June 30, 2016 or 2015.

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

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
Cash Equivalents
The Company includes as cash equivalents all investments with original maturities of three months or less which are readily convertible into cash. The Company had approximately $0.3 million of restricted cash related to a customer deposit at June 30, 2016 and $0.3 million of restricted cash at June 30, 2015. We have cash on deposit at June 30, 2016 with banks in the United States, Canada and South Korea in excess of Federal Deposit Insurance Corporation ("FDIC"), Canada Deposit Insurance Corporation ("CDIC") and Korea Deposit Insurance Corporation ("KDIC") insurance limits, respectively. We also have cash on deposit at June 30, 2016 with a bank in Australia that is not eligible for Financial Claims Scheme ("FSC") protection since those funds are in U.S. Dollars; other funds held by the Company in Australia were eligible for FSC protection and were within its protection limits.
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
Retentions
Contract retentions collectible beyond one year are included in Other Assets in the Consolidated Balance Sheets. Accounts payable retentions are generally settled within one year.

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
Legal costs are expensed as incurred.
Inventories
Inventories consist primarily of steel plate and pipe and aluminum coil and extrusions. Cost is determined primarily using the average cost method and inventories are stated at the lower of cost or net realizable value.
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

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

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
Other Intangible Assets
Intangible assets that have finite useful lives are amortized by the straight-line method over their useful lives ranging from 1.5 years to 15 years. Intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. Each reporting period, we evaluate the remaining useful lives of intangible assets not being amortized to determine whether facts and circumstances continue to support an indefinite useful life. Intangible assets are considered impaired if the fair value of the intangible asset is less than its net book value. If quoted market prices are not available, the fair values of the intangible assets are based on present values of expected future cash flows or royalties avoided using discount rates commensurate with the risks involved.
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
Foreign Currency
The functional currencies of the Company’s operations in Canada, South Korea and Australia are the Canadian Dollar, South Korean Won and U.S. Dollar, respectively. For subsidiaries with operations using a foreign functional currency, assets and liabilities are translated at the year end exchange rates and the income statement accounts are translated at average exchange rates throughout the year. Translation gains and losses are reported in Accumulated Other Comprehensive Income (Loss) in the Consolidated Statements of Changes in Stockholders’ Equity and in Other Comprehensive Income (Loss) in the Consolidated Statements of Comprehensive Income. Transaction gains and losses are reported as a component of Other income (expense) in the Consolidated Statements of Income.

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

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
The ASU is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted on a limited basis. Upon adoption, the Company may elect one of two application methods, a full retrospective application or a modified retrospective application. We expect to adopt this standard on July 1, 2018 and are currently evaluating its expected impact on our financial statements.
Accounting Standards Update 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
On August 27, 2014, the FASB issued ASU 2014-15, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity, and consistency of related disclosures and improve convergence with international financial reporting standards ("IFRSs") (which emphasize management’s responsibility for performing the going-concern assessment). However, the time horizon for the assessment (look-forward period) and the disclosure thresholds under U.S. GAAP and IFRSs will continue to differ. The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted. We expect to adopt this standard in fiscal 2017.
Accounting Standards Update 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments
On September 25, 2015, the FASB issued ASU 2015-16 to simplify the accounting for measurement-period adjustments. The ASU was issued in response to stakeholder feedback that restatements of prior periods to reflect adjustments made to provisional amounts recognized in a business combination increase the cost and complexity of financial reporting but do not significantly improve the usefulness of the information. Under the ASU, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. We adopted this standard on July 1, 2016 with no material impact to the Company's financial statements.

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes
On November 20, 2015, the FASB issued ASU 2015-17, which requires entities to present deferred tax assets ("DTAs") and deferred tax liabilities ("DTLs") as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet based on the classification of the related asset or liability. For public business entities, the ASU will be effective for annual periods beginning after December 15, 2016, and interim periods within those years with early adoption permitted. The Company elected to retrospectively early adopt ASU 2015-17, effective for the quarter ended December 31, 2015. The quantitative effects of the change on the prior balance sheet presented, for the fiscal year ended June 30, 2015, resulted in a net reclassification of $6.6 million and $6.6 million from the "Deferred income taxes" current asset and liability financial statement line items, respectively, to the "Deferred income taxes" asset and liability financial statement line items included in the noncurrent asset and liability sections of the balance sheet.
Accounting Standards Update 2016-02, Leases (Topic 842)
On February 25, 2016, the FASB issued ASU 2016-02. The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating its expected impact on our financial statements.
Accounting Standards Update 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
On March 30, 2016, the FASB issued ASU 2016-09, which simplified several aspects of accounting for stock-based compensation transactions, including the accounting for income taxes and forfeitures and statutory tax withholding requirements. The ASU is effective for the Company on July 1, 2017 and early adoption is permitted. The Company is planning to adopt the ASU in the first quarter of fiscal 2017, with no material impacts expected. The following is a description of the key provisions of the ASU and its transition requirements:
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
Amendments requiring the recognition of excess tax benefits and tax deficiencies in income are to be applied prospectively. The Company is required to apply the amendments for accumulated excess tax benefits on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the date of adoption. The balance of accumulated excess tax benefits included in APIC was $9.8 million as of June 30, 2016.

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Accounting for Forfeitures: The Company currently recognizes expense on all stock-based awards over the requisite service period, net of estimated forfeitures. The amendments in this ASU allow the Company to elect, as a company-wide accounting policy, either to continue to estimate the amount of forfeitures to exclude from compensation expense or to exclude forfeitures from compensation expense when they occur. The Company is planning to account for forfeitures when they occur when it adopts the amendments in the first quarter of fiscal 2017. The Company will apply the accounting change on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the date of adoption. The Company does not expect the adoption of these amendments to have a material impact to its financial statements.
Statutory Tax Withholding Requirements: Currently, an entire award must be classified as a liability if the fair value of the shares withheld exceeds the Company's minimum statutory withholding obligation. Under the ASU, the Company will be allowed to withhold shares with a fair value up to the amount of tax owed using the maximum statutory tax rate in the employee's applicable jurisdictions. The Company will be allowed to determine one maximum rate for all employees in each jurisdiction, rather than a rate for each employee in the jurisdiction. Also, the ASU requires that cash outflows to reacquire shares withheld for taxes to be classified in the financing section of its statements of cash flows. Since the Company does not have any awards classified as liabilities due to statutory tax withholding requirements as of June 30, 2016, and since the Company already presents its cash outflows for reacquiring shares withheld for taxes as a financing activity in its statements of cash flows, the Company does not expect these amendments to have any impact on its financial statements when adopted during the 1st quarter of fiscal 2017.
Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
On June 16, 2016, the FASB issued ASU 2016-13, which changes how the Company accounts for its allowance for uncolletible accounts. The amendments in this update require a financial asset (or a group of financial assets) to be presented at the net amount expected to be collected. The income statement will reflect any increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount.
Current GAAP delays the recognition of the full amount of credit losses until the loss is probable of occurring. The amendments in this update eliminate the probable initial recognition threshold and, instead, reflect the Company's current estimate of all expected credit losses. In addition, current guidance limits the information the Company may consider in measuring a credit loss to its past events and current conditions. The amendments in this update broaden the information the Company may consider in developing its expected credit loss estimate to include forecasted information.
The amendments in this update are effective for the Company on July 1, 2020 and the Company may early adopt on July 1, 2019. The Company must apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company does not expect this update to have a material impact to its estimate of the allowance for uncollectible accounts.
Note 2—Acquisitions
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

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

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
The following table summarizes the preliminary net purchase price allocation (in thousands):

Current assets	$5,574
Property, plant and equipment	4,347
Goodwill	6,942
Other intangible assets	720
Other assets	233
Total assets acquired	17,816
Current liabilities	1,581
Deferred income taxes	329
Long-term debt	1,858
Other liabilities	407
Net assets acquired	13,641
Cash acquired	592
Net purchase price	$13,049
The goodwill recognized from the acquisition is attributable to the synergies of combining our operations and the technical expertise of the acquired workforce. None of the goodwill recognized is deductible for income tax purposes. The fair value of the net assets acquired is preliminary pending the final valuation of those assets. As a result, goodwill is also preliminary since it has been recorded as the excess of the purchase price over the estimated fair value of the net assets acquired.
The Company incurred $1.2 million of expenses related to the acquisition for the year ended June 30, 2016, which are included within selling, general and administrative expenses in the consolidated statements of income. The acquired business contributed revenues of $5.4 million and operating income of $0.3 million for the period from February 1, 2016 to June 30, 2016. Pro forma financial information has not been provided since BTE's impact to the Company's operating results is not material.
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

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

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
The Company incurred approximately $2.0 million of expenses related to the acquisition in the second quarter of fiscal 2014; therefore, such expenses are included in our results as selling, general and administrative costs for the year ended June 30, 2015.
The unaudited financial information in the table below summarizes the combined results of operations of Matrix Service Company and Matrix NAC for the for the twelve months ended June 30, 2014 and June 30, 2013, on a pro forma basis, as though the companies had been combined as of July 1, 2012. The pro forma earnings for the twelve months ended June 30, 2014 were adjusted to include incremental intangible amortization expense of $4.1 million and depreciation expense of $1.3 million. The pro forma earnings for the twelve months ended June 30, 2013 were adjusted to include incremental amortization expense of $4.1 million and depreciation expense of $1.3 million. Additionally, $0.6 million of income from a one-time KNAC tax settlement and $2.0 million of acquisition-related expenses were removed from the twelve months ended June 30, 2014. The $2.0 million of acquisition-related expenses were included in the twelve months ended June 30, 2013 as if the acquisition occurred at July 1, 2012. The pro forma financial information presented in the table below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at July 1, 2012 nor should it be taken as indicative of our future consolidated results of operations.

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

	Twelve Months Ended
	June 30, 2014	June 30, 2013
	(In thousands, except per share data)
Revenues	$1,397,706	$1,096,267
Net income attributable to Matrix Service Company	$38,786	$28,444
Basic earnings per common share	$1.48	$1.10
Diluted earnings per common share	$1.44	$1.08
Note 3—Uncompleted Contracts
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

	June 30, 2016	June 30, 2015
	(In thousands)
Costs and estimated earnings recognized on uncompleted contracts	$1,875,014	$1,633,780
Billings on uncompleted contracts	1,829,340	1,644,413
	$45,674	$(10,633)
Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$104,001	$86,071
Billings on uncompleted contracts in excess of costs and estimated earnings	58,327	96,704
	$45,674	$(10,633)
Progress billings in accounts receivable at June 30, 2016 and June 30, 2015 included retentions to be collected within one year of $29.7 million and $25.2 million, respectively. Contract retentions collectible beyond one year are included in other assets in the condensed consolidated balance sheet and totaled $0.3 million at June 30, 2016 and $2.8 million at June 30, 2015. Accounts payable included retentions of $14.9 million at June 30, 2016 and $10.2 million at June 30, 2015. Accounts payable retentions are generally expected to be settled within one year.
Other
During the year ended June 30, 2015 our results of operations were materially impacted by charges resulting from a change in estimate related to an acquired EPC joint venture project in the Electrical Infrastructure segment. The charges resulted in a reduction to operating income of $53.4 million and an after-tax reduction of $18.3 million to net income attributable to Matrix Service Company for fiscal year 2015. The Company recorded additional charges on this project during the year ended June 30, 2016, which resulted in a reduction to operating income of $7.1 million and an after-tax reduction to net income attributable to Matrix Service Company of $2.5 million. The fiscal 2016 project charges are attributable to higher than expected project closeout costs. The Company reached substantial completion on the project in the fourth quarter of fiscal 2015.
Under percentage of completion accounting for fixed-priced contracts, contract revenues and earnings are recognized ratably over the contract term based on the proportion of actual costs incurred to total estimated costs. As of June 30, 2016, the Company is performing work on two previously announced significant multi-year projects that are contracted on a fixed price basis. One of the projects is expected to be complete in fiscal 2017 and the second project is expected to be complete in fiscal 2018. Based on the information currently available, the Company believes that its current estimates relating to these projects are reasonably stated. However, it is reasonably possible that changes to these contract estimates, including those related to project costs, project timelines, and change orders or claims, could occur and have a material positive or negative impact to our results of operations and financial position in subsequent accounting periods.

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Note 4—Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Goodwill	$29,666	$8,088	$10,985	$7,097	$55,836
Cumulative impairment loss (1)	(17,653)	(3,000)	(922)	(3,425)	(25,000)
Net balance at June 30, 2013	12,013	5,088	10,063	3,672	30,836
Purchase of Kvaerner North American Construction (Note 2)	31,259	5,855	—	1,962	39,076
Translation adjustment (2)	(29)	—	(36)	(10)	(75)
Net balance at June 30, 2014	43,243	10,943	10,027	5,624	69,837
Acquisition related adjustments	175	—	—	44	219
Purchase of HDB (Note 2)	—	3,065	—	—	3,065
Translation adjustment (2)	(1,044)	—	(363)	(196)	(1,603)
Net balance at June 30, 2015	42,374	14,008	9,664	5,472	71,518
Purchase of BTE (Note 2)	—	—	6,942	—	6,942
Translation adjustment (2)	(204)	—	75	(38)	(167)
Net balance at June 30, 2016	$42,170	$14,008	$16,681	$5,434	$78,293

(1)	A $25.0 million impairment charge was recorded in February 2005.

(2)
The translation adjustments relate to the periodic translation of Canadian Dollar and South Korean Won denominated goodwill recorded as a part of prior acquisitions in Canada and South Korea, in which the local currency was determined to be the functional currency.

Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At June 30, 2016
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	9 to 15	$2,579	$(1,246)	$1,333
Customer based	1.5 to 15	28,179	(9,655)	18,524
Non-compete Agreements	4 to 5	1,453	(1,102)	351
Trade names	3 to 5	1,615	(824)	791
Total other intangible assets		$33,826	$(12,827)	$20,999

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

		At June 30, 2015
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	6 to 15	$2,460	$(1,086)	$1,374
Customer based	1.5 to 15	27,837	(7,109)	20,728
Non-compete agreements	4 to 5	1,354	(802)	552
Trade name	3 to 5	1,615	(308)	1,307
Total other intangible assets		$33,266	$(9,305)	$23,961
The increase in the gross carrying amount of other intangible assets at June 30, 2016 compared to June 30, 2015 is due primarily to the February 1, 2016 acquisition of BTE (Note 2). The BTE intangible assets consist of the following amortizing assets:

•	customer-based intangibles with a fair value of $0.5 million and useful life of between 4 months and 10 years;

•	intellectual property intangibles with a fair value of $0.1 million and useful life of 10 years; and

•	non-compete agreement intangibles with a fair value of $0.1 million and useful life of 4 years.
Amortization expense totaled $3.6 million, $5.0 million, and $2.8 million in fiscal 2016, 2015, and 2014, respectively. We estimate that future amortization of other intangible assets will be as follows (in thousands):

For year ending:
June 30, 2017	$3,298
June 30, 2018	2,957
June 30, 2019	2,590
June 30, 2020	2,580
June 30, 2021	2,562
Thereafter	7,012
Total estimated amortization expense	$20,999
Note 5—Debt
The Company has a five-year, $200.0 million senior secured revolving credit facility under a credit agreement (the "Credit Agreement") that expires March 13, 2019. Advances under the senior revolving credit facility may be used for working capital, acquisitions, capital expenditures, issuance of letters of credit and other lawful corporate purposes.
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
The carrying value of the senior revolving credit facility approximates its fair value at each balance sheet date.
The Credit Agreement includes a Senior Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as defined in the Credit Agreement, as of the end of any fiscal quarter, may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended June 30, 2016, Consolidated EBITDA, as defined in the Credit Agreement, was $71.9 million. Accordingly, at June 30, 2016, there was a restriction on our ability to access the full amount of the senior revolving credit facility. Consolidated Funded Indebtedness at June 30, 2016 was $13.1 million.
Availability under the senior revolving credit facility is as follows:

	June 30, 2016	June 30, 2015
	(In thousands)
Senior revolving credit facility	$200,000	$200,000
Capacity constraint due to the Senior Leverage Ratio	20,138	54,968
Capacity under the senior revolving credit facility	179,862	145,032
Letters of credit issued	20,755	40,587
Borrowings outstanding	—	8,804
Availability under the senior revolving credit facility	$159,107	$95,641

The Company is in compliance with all other affirmative, negative, and financial covenants under the Credit Agreement.
The Company acquired $1.9 million of long-term debt in February 2016 as part of the BTE acquisition, which was subsequently repaid in March 2016.

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Note 6—Income Taxes
The sources of pretax income (loss) are as follows:

	Twelve Months Ended
	June 30, 2016	June 30, 2015	June 30, 2014
	(In thousands)
Domestic	$33,986	$(4,001)	$60,129
Foreign	5,667	12,193	(3,318)
Total	$39,653	$8,192	$56,811
For fiscal 2016 and 2015, domestic pretax income included losses of $3.3 million and $19.1 million, respectively, related to our acquired EPC joint venture project. Fiscal 2014 domestic pretax income included income of $1.1 million related to the EPC joint venture project. The Company consolidates the acquired EPC joint venture project and reports a noncontrolling interest. Accordingly, the Company's pretax income includes the noncontrolling interest holder's share of the acquired EPC project loss for which the Company does not receive a tax benefit.
The components of the provision for income tax expense (benefit) are as follows:

	Twelve Months Ended
	June 30, 2016	June 30, 2015	June 30, 2014
	(In thousands)
Current:
Federal	$9,930	$7,535	$19,870
State	2,570	1,606	3,117
Foreign	(262)	1,791	613
	12,238	10,932	23,600
Deferred:
Federal	887	1,803	(3,951)
State	67	(362)	(51)
Foreign	924	(2,283)	336
	1,878	(842)	(3,666)
	$14,116	$10,090	$19,934

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

The difference between the expected income tax provision applying the domestic federal statutory tax rate and the reported income tax provision is as follows:

	Twelve Months Ended
	June 30, 2016	June 30, 2015	June 30, 2014
	(In thousands)
Expected provision for Federal income taxes at the statutory rate	$13,879	$2,868	$19,887
State income taxes, net of Federal benefit	1,827	1,023	2,275
Deemed foreign dividends	—	1,462	—
Charges without tax benefit	2,187	1,478	1,405
Change in valuation allowance	311	25	—
IRC S199 deduction	(999)	—	(1,546)
Foreign tax credits	—	(1,433)	—
Research and development and other tax credits	(1,928)	(1,197)	(1,793)
Foreign tax differential	(815)	(529)	(182)
Noncontrolling interest	1,164	6,669	(374)
Change in uncertain tax positions	(569)	—	—
Adjustment to tax accounts	(786)	—	—
Other	(155)	(276)	262
Provision for income taxes	$14,116	$10,090	$19,934

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30, 2016	June 30, 2015
	(In thousands)
Deferred tax assets:
Warranty reserve	$195	$312
Bad debt reserve	3,188	164
Paid-time-off accrual	865	765
Insurance reserve	2,461	2,178
Legal reserve	87	382
Net operating loss benefit and credit carryforwards	8,207	7,380
Valuation allowance	(424)	(115)
Accrued compensation and pension	1,268	1,059
Stock compensation expense on nonvested deferred shares	3,472	3,080
Accrued losses	274	970
Foreign currency translation and other	1,041	897
Total deferred tax assets	20,634	17,072
Deferred tax liabilities:
Tax over book depreciation	11,504	9,987
Tax over book amortization	2,588	1,658
Branch future liability	2,889	2,193
Prepaid insurance	396	160
Receivable holdbacks and other	2,736	589
Total deferred tax liabilities	20,113	14,587
Net deferred tax asset	$521	$2,485

As reported in the consolidated balance sheets:

	June 30, 2016	June 30, 2015
	(In thousands)
Deferred income tax assets	3,719	3,729
Deferred income tax liabilities	(3,198)	(1,244)
Net deferred tax asset	$521	$2,485
The Company has state net operating loss carryforwards, state tax credit carryforwards, federal foreign tax credit carryforwards, foreign net operating loss carryforwards and foreign tax credit carryforwards.  The valuation allowance at June 30, 2016 and June 30, 2015 reduces the recognized tax benefit of these carryforwards to an amount that is more likely than not to be realized.  These carryforwards will generally expire as shown below:

Tax Credit Carryforwards	Expiration Period	Amount (in thousands)
State tax credits	No expiration	$357
Federal foreign tax credits	June 2017 to June 2025	$3,076
Foreign tax credits/incentives	June 2034	$42

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Operating Loss Carryforwards	Expiration Period	Amount (in thousands)
State net operating losses	June 2025 to June 2032	$18,083
Foreign net operating losses	June 2028 to June 2035	$11,724
In general, it is the practice and intention of the Company to reinvest the earnings of its foreign subsidiaries in its foreign operations. Such amounts become subject to United States taxation upon the remittance of dividends and under certain other circumstances. As of June 30, 2016, unremitted earnings of foreign subsidiaries, which have been or are intended to be permanently invested, aggregated to approximately $14.0 million. We anticipate that any deferred tax liability related to the investment in these foreign subsidiaries could be offset by foreign tax credits.
The Company files tax returns in multiple domestic and foreign taxing jurisdictions. With a few exceptions, the Company is no longer subject to examination by taxing authorities through fiscal 2011. At June 30, 2016, the Company updated its evaluation of its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any material uncertain tax positions. We have recorded a $0.6 million liability as of June 30, 2016 for unrecognized tax positions and the payment of related interest and penalties. We treat the related interest and penalties as income tax expense. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.
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
Unapproved Change Orders and Claims
As of June 30, 2016 and June 30, 2015, costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $10.3 million and $12.7 million, respectively. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers may not pay these amounts until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.
Other
The Company and its subsidiaries are participants in various legal actions. It is the opinion of management that none of the known legal actions will have a material impact on the Company’s financial position, results of operations or liquidity.

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Note 8—Operating Leases
The Company is the lessee under operating leases covering real estate and office equipment under non-cancelable operating lease agreements that expire at various times. Future minimum lease payments under non-cancelable operating leases that were in effect at June 30, 2016 total $33.7 million and are payable as follows: fiscal 2017—$6.2 million; fiscal 2018—$5.1 million; fiscal 2019—$4.7 million; fiscal 2020—$3.7 million; fiscal 2021—$3.3 million and thereafter—$10.8 million. Operating lease expense was $6.6 million, $6.7 million and $5.3 million for the twelve months ended June 30, 2016, June 30, 2015 and June 30, 2014, respectively.
Note 9—Stockholders’ Equity
Preferred Stock
The Company has 5.0 million shares of preferred stock authorized, none of which was issued or outstanding at June 30, 2016 or June 30, 2015.
Treasury Shares
On November 4, 2014 the Board of Directors approved a stock buyback program that replaced the program that had been in place since November 2012. The new program, which expires on December 31, 2016, allows the Company to purchase up to $25.0 million annually, on a calendar year basis, of common stock if sufficient liquidity exists and management believes the shares purchased would be accretive to the Company's stockholders. The cumulative number of shares repurchased cannot exceed 2,653,399, which represents 10% of the shares outstanding on the date the new repurchase program was approved. The Company purchased 654,958 and 283,772 shares for $10.5 million and $5.0 million under the stock buyback program during the fiscal years ended June 30, 2016 and 2015, respectively.
In addition to the stock buyback program, the Company may repurchase shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix repurchased 205,504 and 105,058 shares of common stock during fiscal 2016 and fiscal 2015, respectively, to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares. The Company has 1,591,072 treasury shares as of June 30, 2016 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.
Note 10—Stock-Based Compensation
Total stock-based compensation expense for the years ended June 30, 2016, June 30, 2015, and June 30, 2014 was $6.3 million, $6.3 million and $5.7 million, respectively. Measured but unrecognized stock-based compensation expense at June 30, 2016 was $9.3 million, all of which related to nonvested deferred shares which are expected to be recognized as expense over a weighted average period of 1.7 years. The recognized tax benefit related to the stock-based compensation expense for the years ended June 30, 2016, June 30, 2015 and June 30, 2014 totaled $3.2 million, $2.5 million and $2.8 million, respectively.
Plan Information
Matrix Service Company's 2012 Stock and Incentive Compensation Plan ("2012 Plan") provides stock-based and cash-based incentives for officers, other key employees and directors. Stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares and cash-based awards can be issued under this plan. Upon approval of the 2012 Plan by the Company's stockholders, the 2004 Stock Incentive Plan ("2004 Plan") was frozen with the exception of normal vesting, forfeiture and other activity associated with awards previously granted under the 2004 Plan. Awards totaling 2,300,000 shares have been authorized under the 2012 Plan. At June 30, 2016 there were 1,249,780 shares available for grant under the 2012 Plan.
Stock Options
Stock options are granted at the market value of the Company’s common stock on the grant date and expire after 10 years. The Company’s policy is to issue shares upon the exercise of stock options from its treasury shares, if available. The Company did not award any new stock options in fiscal years 2014, 2015, or 2016.

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Stock option activity and related information for the year ended June 30, 2016 is as follows:

	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Aggregate Intrinsic Value
		(Years)		(In thousands)
Outstanding at June 30, 2015	190,100	5.7	$9.90	$1,593
Granted	—		—
Exercised	(68,037)		9.38	$728
Cancelled	—		—
Outstanding at June 30, 2016	122,063	5.3	10.19	$769
Vested at June 30, 2016	122,063	5.3	10.19	$769
Exercisable at June 30, 2016	122,063	5.3	$10.19	$769
The total intrinsic value of stock options exercised during fiscal 2016, 2015, and 2014 was $0.7 million, $0.7 million and $2.4 million, respectively.
Nonvested Deferred Shares
The Company has issued nonvested deferred shares under the following types of arrangements:

•
Time-based awards—Employee awards generally vest in four or five equal annual installments beginning one year after the grant date. Director awards cliff vest on the earlier of three years or upon retirement from the Board.

•
Market-based awards—These awards are in the form of performance units which vest 3 years after the grant date only if the Company’s common stock achieves certain levels of total shareholder return when compared to the total shareholder return of a peer group of companies as selected by the Compensation Committee of the Board of Directors. The payout is pro-rated and can range from zero to 200% of the original award depending on the Company's relative total shareholder return during the performance period. These awards are settled entirely in stock. As of June 30, 2016, there are approximately 125,000, 81,000, and 128,000 performance units that are scheduled to vest in fiscal 2017, fiscal 2018, and fiscal 2019, respectively.

All awards vest upon the death or disability of the participant or upon a change of control of the Company.
The grant date fair value of the time-based awards is determined by the market value of the Company's common stock on the grant date. The grant date fair value of the market-based awards is calculated using a Monte Carlo model. For the fiscal 2016 grant, the model estimated the fair value of the award based on approximately 100,000 simulations of the future prices of the Company's common stock compared to the future prices of the common stock of its peer companies based on historical volatilities. The model also took into account the expected dividends of the peer companies over the performance period.

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Nonvested deferred share activity for the twelve months ended June 30, 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested shares at June 30, 2015	990,268	$17.49
Shares granted	370,490	$20.77
Performance shares awarded in excess of target	157,022	$11.32
Shares vested and released	(631,443)	$12.39
Shares cancelled	(94,342)	$20.65
Nonvested shares at June 30, 2016	791,995	$21.45
There were 242,649 and 381,038 deferred shares granted in fiscal 2015 and 2014 with average grant date fair values of $29.31 and $18.01, respectively. There were 631,443, 326,763 and 266,029 deferred shares that vested and were released in fiscal 2016, 2015 and 2014 with weighted average fair values of $22.34, $23.93 and $22.38 per share, respectively.
Note 11—Earnings per Common Share
Basic earnings per share (“EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee and director stock options and nonvested deferred shares. Stock options are considered dilutive whenever the exercise price is less than the average market price of the stock during the period and antidilutive whenever the exercise price exceeds the average market price of the common stock during the period. Nonvested deferred shares are considered dilutive (antidilutive) whenever the average market value of the shares during the period exceeds (is less than) the sum of the related average unamortized compensation expense during the period plus the related hypothetical estimated excess tax benefit that will be realized when the shares vest. Stock options and nonvested deferred shares are considered antidilutive in the event we report a net loss.
The computation of basic and diluted EPS is as follows:

	Years Ended
	June 30, 2016	June 30, 2015	June 30, 2014
	(In thousands, except per share data)
Basic EPS:
Net income attributable to Matrix Service Company	$28,863	$17,157	$35,810
Weighted average shares outstanding	26,597	26,603	26,288
Basic EPS	$1.09	$0.64	$1.36
Diluted EPS:
Weighted average shares outstanding—basic	26,597	26,603	26,288
Dilutive stock options	68	110	180
Dilutive nonvested deferred shares	435	464	508
Diluted weighted average shares	27,100	27,177	26,976
Diluted EPS	$1.07	$0.63	$1.33

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

The following securities are considered antidilutive and have been excluded from the calculation of diluted earnings per share:

	Twelve Months Ended
	June 30, 2016	June 30, 2015	June 30, 2014
	(In thousands)
Nonvested deferred shares	56	148	—
Total antidilutive securities	56	148	—
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
The Company’s matching contributions were $5.0 million, $4.9 million, and $4.1 million for the years ended June 30, 2016, 2015 and 2014, respectively.
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
Our participation in significant plans for the fiscal year ended June 30, 2016 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number. The zone status is based on the latest information that the Company received from the plan and is certified by the plan’s actuary. Plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are generally less than 80 percent funded, and plans in the green zone are generally at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Surcharge Imposed” column includes plans in a red zone status that require a payment of a surcharge in excess of regular contributions. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending or Implemented	Company Contributions Fiscal Year			Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement
		2016	2015		2016	2015	2014
					(In thousands)
Joint Pension Fund Local Union 164 IBEW	22-6031199/001	Yellow	Yellow	Yes	$2,635	$3,026	$2,955	No	5/31/2017
Boilermaker-Blacksmith National Pension Trust	48-6168020/001	Yellow	Yellow	Yes	7,658	8,330	3,271	No	Described below (1)
Joint Pension Fund of Local Union No 102	22-1615726/001	Green	Green	N/A	3,063	2,395	2,381	No	6/1/2018
IBEW Local 456 Pension Plan	22-6238995/001	Green	Yellow	N/A	1,168	788	940	No	5/31/2017
Local 351 IBEW Pension Plan	22-3417366/001	Described below (2)	Described below (2)	Described below (2)	5,018	2,608	2,218	Described below (2)	9/27/2016
Steamfitters Local Union No 420 Pension Plan	23-2004424/001	Red	Red	Yes	1,265	937	1,677	Yes	4/30/2017
IBEW Local Union 98 Pension Plan	23-1990722/001	Yellow	Yellow	Yes	1,653	2,768	1,380	No	4/29/2017
Indiana Laborers Pension Fund	35-6027150/001	Yellow	Red	Yes	2,320	2,519	1,268	No	5/31/2017
Iron Workers Mid-America Pension Plan	36-6488227/001	Green	Green	N/A	2,248	2,605	1,156	No	5/31/2019
Plumbers & Pipefitters Local Union 74 Pension Fund	51-6015925/001	Yellow	Yellow	Yes	552	4,473	535	No	6/15/2017
Pipe Fitters Retirement Fund, Local 597	62-6105084/001	Green	Green	N/A	2,377	2,259	949	No	5/31/2017
		Contributions to other multiemployer plans			16,054	22,282	11,639
		Total contributions made			$46,011	$54,990	$30,369

(1)
Our employees are members of several Boilermaker unions that participate in the Boilermaker-Blacksmith National Pension Trust. The most significant of these unions are Boilermakers Local 374 and Boilermakers Local 169, which have collective bargaining agreements that expire on December 31, 2016 and December 31, 2020, respectively.

(2)
For the Local 351 IBEW Pension Plan, the Company has not received a funding notification that covers the Company's fiscal years 2015 or 2016 during the preparation of this Form 10-K. Under Federal pension law, if a multiemployer pension plan is determined to be in critical or endangered status, the plan must provide notice of this status to participants, beneficiaries, the bargaining parties, the Pension Benefit Guaranty Corporation, and the Department of Labor. The Company also observed that the Local 351 IBEW Pension Plan has not submitted any Critical or Endangered Status Notices to the Department of Labor for either calendar years 2015 or 2016 (which can be accessed at http://www.dol.gov/ebsa/criticalstatusnotices.html).

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Employee Stock Purchase Plan
The Matrix Service Company 2011 Employee Stock Purchase Plan (“ESPP”) was effective January 1, 2011. The ESPP allows employees to purchase shares through payroll deductions and members of the Board of Directors to purchase shares from amounts withheld from their cash retainers. Share purchases are limited to an aggregate market value of no greater than $60,000 per calendar year per participant and are purchased at market value with no discount to the participant. Contributions are with after tax earnings and are accumulated in non-interest bearing accounts for quarterly purchases of company stock. Upon the purchase of shares, the participants receive all stockholder rights including dividend and voting rights, and are permitted to sell their shares at any time. The Company has made 1,000,000 shares available under the ESPP. The ESPP can be terminated at the discretion of the Board of Directors or on January 2, 2021. Shares are issued from Treasury Stock under the ESPP. There were 17,304 shares issued in fiscal 2016, 13,243 shares in fiscal 2015, and 5,440 shares in fiscal 2014.
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
The Oil Gas & Chemical segment includes turnaround activities, plant maintenance services and construction in the downstream petroleum industry. Another key offering is industrial cleaning services, which include hydroblasting, hydroexcavating, chemical cleaning and vacuum services. We also perform work in the petrochemical, natural gas, gas processing and compression, and upstream petroleum markets.
The Storage Solutions segment includes new construction of crude and refined products ASTs, as well as planned and emergency maintenance services. The Storage Solutions segment also includes balance of plant work in storage terminals and tank farms. Also included in the Storage Solutions segment is work related to specialty storage tanks including LNG, LIN/LOX, LPG tanks and other specialty vessels including spheres. Finally, we offer AST products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.
The Industrial segment includes construction and maintenance work in the iron and steel and mining and minerals industries. Our work in the mining and minerals industry is primarily for customers engaged in the extraction of copper. We also perform work in bulk material handling and fertilizer production facilities, thermal vacuum chambers, and other industrial markets.
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

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Results of Operations
(In thousands)

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Unallocated Corporate	Total
Twelve months ended June 30, 2016
Gross revenues	$349,011	$252,973	$564,738	$149,744	$—	$1,316,466
Less: inter-segment revenues	—	3,178	1,226	145	—	4,549
Consolidated revenues	349,011	249,795	563,512	149,599	—	1,311,917
Gross profit	29,301	18,553	67,843	10,294	—	125,991
Operating income (loss)	11,144	(3,503)	33,449	(208)	—	40,882
Segment assets	135,298	91,350	201,875	67,569	68,875	564,967
Capital expenditures	1,611	1,481	3,882	104	6,861	13,939
Depreciation and amortization expense	5,008	4,811	8,124	3,498	—	21,441
Twelve months ended June 30, 2015
Gross revenues	$257,930	$310,826	$504,155	$281,319	$—	$1,354,230
Less: inter-segment revenues	—	5,466	1,032	4,597	—	11,095
Consolidated revenues	257,930	305,360	503,123	276,722	—	1,343,135
Gross profit (loss)	(31,444)	25,394	58,085	35,335	—	87,370
Operating income (loss)	(44,293)	7,064	29,069	16,962	—	8,802
Segment assets	129,725	108,960	172,857	102,761	47,386	561,689
Capital expenditures	579	3,858	2,396	1,139	7,801	15,773
Depreciation and amortization expense	4,915	4,772	7,298	6,495	—	23,480
Twelve months ended June 30, 2014
Gross revenues	$205,570	$240,131	$611,826	$206,933	$—	$1,264,460
Less: inter-segment revenues	—	441	930	—	—	1,371
Consolidated revenues	205,570	239,690	610,896	206,933	—	1,263,089
Gross profit	20,629	26,912	68,448	20,484	—	136,473
Operating income	7,703	9,939	34,310	6,655	—	58,607
Segment assets	120,264	72,406	200,493	105,049	70,720	568,932
Capital expenditures	9,055	5,421	2,519	1,157	5,437	23,589
Depreciation and amortization expense	3,292	3,768	7,707	3,751	—	18,518

Matrix Service Company
Notes to Consolidated Financial Statements (continued)

Geographical information is as follows:

	Revenues
	Twelve Months Ended
	June 30, 2016	June 30, 2015	June 30, 2014
	(In thousands)
United States	$1,127,893	$1,205,713	$1,149,262
Canada	178,603	137,422	113,827
Other international	5,421	—	—
	$1,311,917	$1,343,135	$1,263,089

	Long-Lived Assets
	June 30, 2016	June 30, 2015	June 30, 2014
	(In thousands)
United States	$158,970	$166,132	$164,894
Canada	19,915	22,086	28,490
Other international	10,636	—	—
	$189,521	$188,218	$193,384
Information about Significant Customers
In fiscal 2016, one customer accounted for 14.8% of our consolidated revenue and 38.9% and 10.2% of our Electrical Infrastructure and Storage Solutions revenue, respectively. Another customer accounted for 10.6% of our consolidated revenue and 24.7% of our Storage Solutions revenue. Three other customers accounted for 16.6%, 14.4%, and 12.7% of our Electrical Infrastructure revenue, and another customer accounted for 19.3% of our Storage Solutions revenue. An additional two customers accounted for 20.2% and 11.2% of our Oil Gas & Chemical revenue, respectively. Three other customers accounted for 36.9%, 20.1% and 14.0% of our Industrial revenue, respectively.
In fiscal 2015, one customer accounted for 12.3% of our consolidated revenue and 33.0% of our Storage Solutions revenue. Another customer accounted for 10.9% of our Storage Solutions revenue. Five other customers accounted for 25.1%, 16.3%, 14.7%, 12.7% and 12.7% of our Electrical Infrastructure revenue, respectively. An additional two customers accounted for 17.7% and 12.3% of our Oil Gas & Chemical revenue, respectively. Three other customers accounted for 34.0%, 27.6%, and 19.0% of our Industrial revenue, respectively.
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

Matrix Service Company
Quarterly Financial Data (Unaudited)
Fiscal Years Ended June 30, 2016 and June 30, 2015

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Fiscal Year 2016
Revenues	$319,331	$323,529	$309,422	$359,635
Gross profit	34,584	30,005	27,303	34,099
Operating income	15,101	4,935	6,347	14,499
Net income attributable to Matrix Service Company	9,941	5,431	4,357	9,134
Earnings per common share:
Basic	0.38	0.20	0.16	0.35
Diluted	0.37	0.20	0.16	0.34
Fiscal Year 2015
Revenues	$321,683	$342,880	$314,155	$364,417
Gross profit	28,379	15,955	2,632	40,404
Operating income (loss)	8,547	(3,671)	(14,448)	18,374
Net income (loss) attributable to Matrix Service Company	5,914	3,286	(2,959)	10,916
Earnings (loss) per common share:
Basic	0.22	0.12	(0.11)	0.41
Diluted	0.22	0.12	(0.11)	0.40

The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to changes in the average number of common shares outstanding and rounding.

Matrix Service Company
Schedule II—Valuation and Qualifying Accounts
June 30, 2016, June 30, 2015, and June 30, 2014
(In thousands)

COL. A	COL. B	COL. C ADDITIONS			COL. D		COL. E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts—Describe		Deductions—Describe		Balance at End of Period
Fiscal Year 2016
Deducted from asset accounts:
Allowance for doubtful accounts	$561	$6,065	$1,808	(A)	$(31)	(B)	$8,403
Valuation reserve for deferred tax assets	115	311	—		(2)		424
Total	$676	$6,376	$1,808		$(33)		$8,827
Fiscal Year 2015
Deducted from asset accounts:
Allowance for doubtful accounts	$204	$422	$—		$(65)	(B)	$561
Valuation reserve for deferred tax assets	90	25	—		—		115
Total	$294	$447	$—		$(65)		$676
Fiscal Year 2014
Deducted from asset accounts:
Allowance for doubtful accounts	$795	$121	$—		$(712)	(B)	$204
Valuation reserve for deferred tax assets	90	—	—		—		90
Total	$885	$121	$—		$(712)		$294

(A)	Relates to a reclassification of reserves that were initially recorded in billings on uncompleted contracts in excess of costs and estimated earnings.

(B)	Receivables written off against allowance for doubtful accounts.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2016.
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
Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to the Company’s directors and corporate governance is incorporated herein by reference to the sections entitled “Proposal Number 1: Election of Directors” and “Corporate Governance and Board Matters” in the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (“Proxy Statement”). The information required by this item with respect to the Company’s executive officers is incorporated herein by reference to the section entitled “Executive Officer Information” in the Proxy Statement. The information required by this item with respect to the Section 16 ownership reports is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
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

(2) Financial Statement Schedules
The financial statement schedule is filed as a part of this report under Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended June 30, 2016, June 30, 2015 and June 30, 2014, immediately following Quarterly Financial Data (Unaudited). All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

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

3.5	Amended and Restated Bylaws, effective February 2, 2016 (Exhibit 3 to the Company’s Current Report on Form 8-K (File No. 1-15461) filed February 5, 2016, is hereby incorporated by reference).

4	Specimen Common Stock Certificate (Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-36081) filed July 26, 1990, is hereby incorporated by reference).

+10.1	Matrix Service Company 2004 Stock Incentive Plan (Appendix B to the Company’s Proxy Statement filed September 15, 2006 (File No. 1-15461), is hereby incorporated by reference).

+10.2	Amendment 1 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10 to Amended Schedule 14A filed October 4, 2006 (File No. 1-15461), is hereby incorporated by reference).

+10.3	Amendment 2 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 5, 2008, is hereby incorporated by reference).

+10.4	Amendment 3 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit A to the Company’s Proxy Statement filed September 11, 2009 (File No. 1-15461), is hereby incorporated by reference).

+10.5
Form of Restricted Stock Unit Award Agreement for non-employee directors (2004 Stock Incentive Plan) (Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed September 28, 2010 (the “2010 10-K”), is hereby incorporated by reference).

+10.6
Form of Restricted Stock Unit Award Agreement for employees (2004 Stock Incentive Plan - time-based) (Exhibit 10.11 to the Company's Annual Report on Form 10-K (File No. 1-15461) filed September 6, 2012 (the "2012 10-K"), is hereby incorporated by reference).

+10.7	Form of Restricted Stock Unit Award Agreement for executive management (2004 Stock Incentive Plan – performance based) (Exhibit 10.10 to the 2010 10-K is hereby incorporated by reference).

+10.8	Matrix Service Company 2012 Stock and Incentive Compensation Plan (Attachment A to the Company's Proxy Statement (File No. 1-15461) filed October 10, 2012, is hereby incorporated by reference).

+ 10.9
Amendment Number 1 to the Matrix Service Company 2012 Stock and Incentive Compensation Plan (Exhibit A to the Company's Proxy Statement (File No. 1-15461) filed October 10, 2014, is hereby incorporated by reference).

+10.10
Long-Term Incentive Award Agreement (2012 Stock and Incentive Compensation Plan) (Exhibit 10 to the Company's Quarterly Report on Form 10-Q (File No. 1-15461) filed February 7, 2013, is hereby incorporated by reference).

+10.11	Form of Severance Agreement (Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 1-15461) filed October 27, 2006, is hereby incorporated by reference).

+10.12	Form of Amendment to Severance Agreement, (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461) filed January 8, 2009, is hereby incorporated by reference).

+10.13
Amended and Restated Deferred Compensation Plan for Members of the Board of Directors (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461) filed January 8, 2009, is hereby incorporated by reference).

+10.14
Amendment 1 to Amended and Restated Deferred Compensation Plan for Members of the Board of Directors (Exhibit 10 to the Company's Quarterly Report on Form 10-Q (File No. 1-15461) filed November 9, 2012, is hereby incorporated by reference).

10.15
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

10.16
First Amendment effective as of March 13, 2014 to the Third Amended and Restated Credit Agreement (Exhibit 10 to the Company's Current Report on Form 8-K (File No. 1-5461) filed March 19, 2014, is hereby incorporated by reference).

10.17
Second Amendment effective as of May 3, 2016 to the Third Amended and Restated Credit Agreement (Exhibit 10 to the Company's Current Report on Form 8-K (File No. 1-5461) filed May 5, 2016, is hereby incorporated by reference.

+10.18	Form of Indemnification Agreement (Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15461) filed June 9, 2015, is hereby incorporated by reference).
*21	Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CEO.

*31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CFO.

*32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CEO.

*32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CFO.

*95	Mine Safety Disclosure.
*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith

+Management Contract or Compensatory Plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Matrix Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrix Service Company

Date : September 1, 2016	By:	/S/ John R. Hewitt
John R. Hewitt, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ John R. Hewitt	President, Chief Executive Officer and Director	September 1, 2016
John R. Hewitt	(Principal Executive Officer)

/S/ Kevin S. Cavanah	Vice President and Chief Financial Officer	September 1, 2016
Kevin S. Cavanah	(Principal Accounting and Principal Financial Officer)

/S/ Michael J. Hall	Chairman of the Board of Directors	September 1, 2016
Michael J. Hall

/S/ I. Edgar Hendrix	Director	September 1, 2016
I. Edgar Hendrix

/S/ Paul K. Lackey	Director	September 1, 2016
Paul K. Lackey

/S/ Tom E. Maxwell	Director	September 1, 2016
Tom E. Maxwell

/S/ Jim W. Mogg	Director	September 1, 2016
Jim W. Mogg

/S/ James H. Miller	Director	September 1, 2016
James H. Miller

/S/ John W. Gibson	Director	September 1, 2016
John W. Gibson

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

3.5	Amended and Restated Bylaws, effective February 2, 2016 (Exhibit 3 to the Company’s Current Report on Form 8-K (File No. 1-15461) filed February 5, 2016, is hereby incorporated by reference).

4	Specimen Common Stock Certificate (Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-36081) filed July 26, 1990, is hereby incorporated by reference).

+10.1	Matrix Service Company 2004 Stock Incentive Plan (Appendix B to the Company’s Proxy Statement filed September 15, 2006 (File No. 1-15461), is hereby incorporated by reference).

+10.2	Amendment 1 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10 to Amended Schedule 14A filed October 4, 2006 (File No. 1-15461), is hereby incorporated by reference).

+10.3	Amendment 2 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 5, 2008, is hereby incorporated by reference).

+10.4	Amendment 3 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit A to the Company’s Proxy Statement filed September 11, 2009 (File No. 1-15461), is hereby incorporated by reference).

+10.5
Form of Restricted Stock Unit Award Agreement for non-employee directors (2004 Stock Incentive Plan) (Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed September 28, 2010 (the “2010 10-K”), is hereby incorporated by reference).

+10.6
Form of Restricted Stock Unit Award Agreement for employees (2004 Stock Incentive Plan - time-based) (Exhibit 10.11 to the Company's Annual Report on Form 10-K (File No. 1-15461) filed September 6, 2012 (the "2012 10-K"), is hereby incorporated by reference.

+10.7	Form of Restricted Stock Unit Award Agreement for executive management (2004 Stock Incentive Plan – performance based) (Exhibit 10.10 to the 2010 10-K is hereby incorporated by reference).

+10.8	Matrix Service Company 2012 Stock and Incentive Compensation Plan (Attachment A to the Company's Proxy Statement (File No. 1-15461) filed October 10, 2012, is hereby incorporated by reference).

+10.9
Amendment Number 1 to the Matrix Service Company 2012 Stock and Incentive Compensation Plan (Exhibit A to the Company's Proxy Statement (File No. 1-15461) filed October 10, 2014, is hereby incorporated by reference).

+10.10
Long-Term Incentive Award Agreement (2012 Stock and Incentive Compensation Plan) (Exhibit 10 to the Company's Quarterly Report on Form 10-Q (File No. 1-15461) filed February 7, 213, is hereby incorporated by reference).

+10.11	Form of Severance Agreement (Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 1-15461) filed October 27, 2006, is hereby incorporated by reference).

+10.12	Form of Amendment to Severance Agreement, (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461) filed January 8, 2009, is hereby incorporated by reference).

+10.13
Amended and Restated Deferred Compensation Plan for Members of the Board of Directors (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461) filed January 8, 2009, is hereby incorporated by reference).

+10.14
Amendment 1 to Amended and Restated Deferred Compensation Plan for Members of the Board of Directors (Exhibit 10 to the Company's Quarterly Report on From 10-Q (File No. 1-15461) filed November 9, 2012, is hereby incorporated by reference).

10.15
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

10.16
First Amendment effective as of March 13, 2014 to the Third Amended and Restated Credit Agreement (Exhibit 10 to the Company's Current Report on Form 8-K (File No. 1-5461) filed March 19, 2014, is hereby incorporated by reference).

10.17
Second Amendment effective as of May 3, 2016 to the Third Amended and Restated Credit Agreement (Exhibit 10 to the Company's Current Report on Form 8-K (File No. 1-5461) filed May 5, 2016, is hereby incorporated by reference.

+10.18	Form of Indemnification Agreement (Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15461) filed June 9, 2015, is hereby incorporated by reference).

*21	Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CEO.

*31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CFO.

*32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CEO.

*32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CFO.

*95	Mine Safety Disclosure.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

+Management Contract or Compensatory Plan.