Form 10-Q
period 2016-09-30
MATRIX SERVICE CO
filed 2016-11-07
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2016 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,533,332 shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30, 2016	September 30, 2015
Revenues	$341,781	$319,331
Cost of revenues	309,503	284,747
Gross profit	32,278	34,584
Selling, general and administrative expenses	17,977	19,483
Operating income	14,301	15,101
Other income (expense):
Interest expense	(243)	(263)
Interest income	12	31
Other	7	(54)
Income before income tax expense	14,077	14,815
Provision for federal, state and foreign income taxes	4,735	5,076
Net income	9,342	9,739
Less: Net loss attributable to noncontrolling interest	—	(202)
Net income attributable to Matrix Service Company	$9,342	$9,941

Basic earnings per common share	$0.35	$0.38
Diluted earnings per common share	$0.35	$0.37
Weighted average common shares outstanding:
Basic	26,387	26,476
Diluted	26,796	27,050
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2016	September 30, 2015
Net income	$9,342	$9,739
Other comprehensive loss, net of tax:
Foreign currency translation loss (net of tax of $37 and $180 for the three months ended September 30, 2016 and 2015, respectively)	(279)	(2,449)
Comprehensive income	9,063	7,290
Less: Comprehensive loss attributable to noncontrolling interest	—	(202)
Comprehensive income attributable to Matrix Service Company	$9,063	$7,492
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	September 30, 2016	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$35,579	$71,656
Accounts receivable, less allowances (September 30, 2016— $8,457 and June 30, 2016—$8,403)	230,975	190,434
Costs and estimated earnings in excess of billings on uncompleted contracts	105,094	104,001
Inventories	3,767	3,935
Income taxes receivable	5	9
Other current assets	8,855	5,411
Total current assets	384,275	375,446
Property, plant and equipment at cost:
Land and buildings	39,545	39,224
Construction equipment	90,957	90,386
Transportation equipment	48,466	49,046
Office equipment and software	33,194	29,577
Construction in progress	4,285	7,475
Total property, plant and equipment - at cost	216,447	215,708
Accumulated depreciation	(134,031)	(130,977)
Property, plant and equipment - net	82,416	84,731
Goodwill	78,274	78,293
Other intangible assets	20,151	20,999
Deferred income taxes	2,712	3,719
Other assets	1,395	1,779
Total assets	$569,223	$564,967

See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	September 30, 2016	June 30, 2016
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$127,734	$141,445
Billings on uncompleted contracts in excess of costs and estimated earnings	52,382	58,327
Accrued wages and benefits	23,212	27,716
Accrued insurance	9,649	9,246
Income taxes payable	3,676	2,675
Other accrued expenses	7,439	6,621
Total current liabilities	224,092	246,030
Deferred income taxes	3,198	3,198
Borrowings under senior revolving credit facility	17,186	—
Other liabilities	215	173
Total liabilities	244,691	249,401
Commitments and contingencies
Stockholders’ equity:
Matrix Service Company stockholders' equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of September 30, 2016, and June 30, 2016; 26,528,060 and 26,297,145 shares outstanding as of September 30, 2016 and June 30, 2016	279	279
Additional paid-in capital	124,464	127,058
Retained earnings	232,499	223,157
Accumulated other comprehensive loss	(7,124)	(6,845)
	350,118	343,649
Less: Treasury stock, at cost — 1,360,157 shares as of September 30, 2016, and 1,591,072 shares as of June 30, 2016	(24,410)	(26,907)
Total Matrix Service Company stockholders’ equity	325,708	316,742
Noncontrolling interest	(1,176)	(1,176)
Total stockholders' equity	324,532	315,566
Total liabilities and stockholders’ equity	$569,223	$564,967

See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2016	September 30, 2015
Operating activities:
Net income	$9,342	$9,739
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	4,904	5,429
Deferred income tax	1,044	1,380
Gain on sale of property, plant and equipment	(138)	(74)
Provision for uncollectible accounts	54	334
Stock-based compensation expense	1,652	1,658
Other	63	60
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(40,595)	16,181
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,093)	2,467
Inventories	168	(90)
Other assets and liabilities	(2,206)	293
Accounts payable	(13,597)	(26,197)
Billings on uncompleted contracts in excess of costs and estimated earnings	(5,945)	(21,429)
Accrued expenses	(3,241)	(4,182)
Net cash used by operating activities	(49,588)	(14,431)
Investing activities:
Acquisition of property, plant and equipment	(1,826)	(3,941)
Proceeds from asset sales	153	135
Net cash used by investing activities	$(1,673)	$(3,806)

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2016	September 30, 2015
Financing activities:
Advances under senior revolving credit facility	$27,186	$962
Repayments of advances under senior revolving credit facility	(10,000)	—
Issuances of common stock	46	384
Proceeds from issuance of common stock under employee stock purchase plan	83	72
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(1,878)	(382)
Capital contributions from noncontrolling interest	—	8,433
Net cash provided by financing activities	15,437	9,469
Effect of exchange rate changes on cash and cash equivalents	(253)	(1,291)
Decrease in cash and cash equivalents	(36,077)	(10,059)
Cash and cash equivalents, beginning of period	71,656	79,239
Cash and cash equivalents, end of period	$35,579	$69,180
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,997	$1,747
Interest	$238	$311
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$79	$603

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Non-Controlling Interest	Total
Balances, July 1, 2016	$279	$126,958	$223,257	$(26,907)	$(6,845)	$(1,176)	$315,566
Retrospective adjustment upon adoption of ASU 2016-09 (see Note 1)	—	100	(100)	—	—	—	—
Balances, July 1, 2016, as adjusted	279	127,058	223,157	(26,907)	(6,845)	(1,176)	315,566
Capital contributions from noncontrolling interest	—	—	—	—	—	—	—
Net income	—	—	9,342	—	—	—	9,342
Other comprehensive loss	—	—	—	—	(279)	—	(279)
Treasury shares sold to Employee Stock Purchase Plan (4,982 shares)	—	38	—	45	—	—	83
Exercise of stock options (4,400 shares)	—	(25)	—	71	—	—	46
Issuance of deferred shares (335,295 shares)	—	(4,259)	—	4,259	—	—	—
Treasury shares purchased to satisfy tax withholding obligations (113,762 shares)	—	—	—	(1,878)	—	—	(1,878)
Stock-based compensation expense	—	1,652	—	—	—	—	1,652
Balances, September 30, 2016	$279	$124,464	$232,499	$(24,410)	$(7,124)	$(1,176)	$324,532

Balances, July 1, 2015	$279	$123,038	$194,394	$(18,489)	$(5,926)	$(8,742)	$284,554
Capital contributions from noncontrolling interest	—	—	—	—	—	8,433	8,433
Net income (loss)	—	—	9,941	—	—	(202)	9,739
Other comprehensive loss	—	—	—	—	(2,449)	—	(2,449)
Treasury shares sold to Employee Stock Purchase Plan (3,993 shares)	—	35	—	37	—	—	72
Exercise of stock options (43,137 shares)	—	(15)	—	399	—	—	384
Issuance of deferred shares (63,809 shares)	—	(590)	—	590	—	—	—
Treasury shares purchased to satisfy tax withholding obligations (20,105 shares)	—	—	—	(382)	—	—	(382)
Tax effect of exercised stock options and vesting of deferred shares	—	20	—	—	—	—	20
Stock-based compensation expense	—	1,658	—	—	—	—	1,658
Balances, September 30, 2015	$279	$124,146	$204,335	$(17,845)	$(8,375)	$(511)	$302,029
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments, consisting of normal recurring adjustments and other adjustments described herein, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2016, included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the three month period ended September 30, 2016 may not necessarily be indicative of the results of operations for the full year ending June 30, 2017.
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
Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
On August 27, 2014, the FASB issued ASU 2014-15, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity, and consistency of related disclosures and improve convergence with international financial reporting standards ("IFRSs") (which emphasize management’s responsibility for performing the going-concern assessment). However, the time horizon for the assessment (look-forward period) and the disclosure thresholds under U.S. GAAP and IFRSs will continue to differ. The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted.
The ASU was adopted during the Company's first fiscal quarter ending September 30, 2016. In connection with the adoption of the ASU, the Company now performs an assessment of its ability to continue as a going concern on a quarterly basis. Disclosure regarding the status of the Company's ability to continue as a going concern is required when there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued.

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
Accounting Standards Update 2016-02, Leases (Topic 842)
On February 25, 2016, the FASB issued ASU 2016-02. The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the ASU's expected impact on our financial statements.
Accounting Standards Update 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
On March 30, 2016, the FASB issued ASU 2016-09, which simplified several aspects of accounting for stock-based compensation transactions, including the accounting for income taxes and forfeitures and statutory tax withholding requirements. The ASU is effective for the Company on July 1, 2017 and early adoption is permitted. The Company adopted the ASU during its first fiscal quarter ending September 30, 2016. The following is a description of the key provisions of the ASU and their impacts to the Company's financial statements:
Accounting for Income Taxes: The amendments require the Company to recognize excess tax benefits or tax deficiencies in its provision for income taxes in its consolidated statements of income during the period of vesting or exercise of its nonvested deferred share awards and stock options, respectively, for which it expects to receive an income tax deduction. Previously, the Company recognized any excess tax benefits in additional paid-in capital ("APIC") in the balance sheet and any tax deficiencies were recognized as a reduction of APIC to the extent the Company has accumulated excess tax benefits. Any tax deficiencies in excess of accumulated excess tax benefits in APIC were recognized in the provision for income taxes. The amendments also require the Company to only present excess tax benefits and tax deficiencies in the operating section of its statements of cash flows as a component of deferred tax activity. Previously, the Company was required to present such items in both the financing section and operating section of its statements of cash flows. Amendments related to the recognition of excess tax benefits and tax deficiencies in income are required to be applied prospectively, and amendments related to the cash flow statement presentation of excess tax benefits and tax deficiencies may be applied either retrospectively or prospectively.
The Company applied the amendments requiring the recognition of excess tax benefits and tax deficiencies in income prospectively. As a result, the Company recognized $0.4 million of excess tax benefits in its provision for income taxes during the three months ended September 30, 2016, which increased basic and diluted earnings per share by $0.01. Under the prior accounting standard, the Company would have recognized the excess tax benefits in equity as additional paid-in capital. The amendments relating to the presentation of excess tax benefits and tax deficiencies in the statement of cash flows were applied retrospectively. The effect of the retrospective adjustment was to eliminate the presentation of an operating cash outflow and a financing cash inflow for excess tax benefits on exercised stock options and vesting of deferred shares. These eliminations reduced both net cash used by operating activities and net cash provided by financing activities by less than $0.1 million for the three months ended September 30, 2015. Net cash flows did not change as a result of the retrospective adjustment.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accounting for Forfeitures: The amendments in this ASU allow the Company to elect, as a company-wide accounting policy, either to continue to estimate the amount of forfeitures to exclude from compensation expense or to exclude forfeitures from compensation expense as they occur. Upon the adoption of the ASU during the first quarter of fiscal 2017, the Company elected to account for forfeitures as they occur. The Company is required to apply these amendments on a modified retrospective basis with a cumulative adjustment to retained earnings as of the beginning of the fiscal year. The Company recorded a modified retrospective adjustment to reduce the June 30, 2016 retained earnings balance and increase the additional paid-in capital balance by $0.1 million each.
Statutory Tax Withholding Requirements: Under the prior accounting standard, an entire award must be classified as a liability if the fair value of the shares withheld exceeds the Company's minimum statutory withholding obligation. Under the ASU, the Company is allowed to withhold shares with a fair value up to the amount of tax owed using the maximum statutory tax rate in the employee's applicable jurisdictions. The Company is allowed to determine one maximum rate for all employees in each jurisdiction, rather than a rate for each employee in the jurisdiction. Also, the ASU requires that cash outflows to reacquire shares withheld for taxes to be classified in the financing section of the statement of cash flows.
The Company adopted the ASU during the first quarter of fiscal 2017. Since the Company did not have any awards classified as liabilities due to statutory tax withholding requirements as of September 30, 2016, and since the Company already presented its cash outflows for reacquiring shares withheld for taxes as a financing activity in its statements of cash flows, these amendments did not have any impact on its financial statements upon adoption. The Company does not expect changes to employee withholdings for stock compensation to have a material impact to the financial statements.
Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
On June 16, 2016, the FASB issued ASU 2016-13, which changes how the Company accounts for its allowance for uncollectible accounts. The amendments in this update require a financial asset (or a group of financial assets) to be presented at the net amount expected to be collected. The income statement will reflect any increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount.
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
The amendments in this update are effective for the Company on July 1, 2020 and the Company may early adopt on July 1, 2019. The Company must apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. At this time, the Company does not expect this update to have a material impact to its estimate of the allowance for uncollectible accounts.

Note 2 – Acquisition
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
The following table summarizes the preliminary net purchase price allocation (in thousands):

Current assets	$5,574
Property, plant and equipment	4,347
Goodwill	7,030
Other intangible assets	720
Other assets	233
Total assets acquired	17,904
Current liabilities	1,669
Deferred income taxes	329
Long-term debt	1,858
Other liabilities	407
Net assets acquired	13,641
Cash acquired	592
Net purchase price	$13,049
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
The Company incurred $0.8 million of expenses related to the acquisition during fiscal 2016, which were included within selling, general and administrative expenses in the consolidated statements of income. The acquired business contributed revenues of $1.0 million and an operating loss of $0.4 million during the three months ended September 30, 2016.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

	September 30, 2016	June 30, 2016
	(in thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$2,107,546	$1,875,014
Billings on uncompleted contracts	2,054,834	1,829,340
	$52,712	$45,674
Shown in balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$105,094	$104,001
Billings on uncompleted contracts in excess of costs and estimated earnings	52,382	58,327
	$52,712	$45,674
Progress billings in accounts receivable at September 30, 2016 and June 30, 2016 included retentions to be collected within one year of $43.2 million and $29.7 million, respectively. Contract retentions collectible beyond one year are included in other assets in the condensed consolidated balance sheet and totaled $0.3 million at June 30, 2016. There were no retentions collectible beyond one year at September 30, 2016.
Other
Under percentage of completion accounting for fixed-priced contracts, contract revenues and earnings are recognized ratably over the contract term based on the proportion of actual costs incurred to total estimated costs. As of September 30, 2016, the Company is performing work on two previously announced significant multi-year projects that are contracted on a fixed price basis. One of the projects is expected to be complete in fiscal 2017 and the second project is expected to be complete in fiscal 2018.
On the project that is expected to complete in fiscal 2018, which is a contract for the construction of a power generating station, the Company recorded a project charge in the first quarter of fiscal 2017. The charge primarily related to costs incurred that relate to a pending claim for which the Company did not recognize any profit and changes in estimated costs on certain portions of the work. The Company is in active negotiations with the client regarding the recovery of claim related costs and extension of the project completion date. These costs primarily relate to owner provided engineering and equipment, which has resulted in additional work and a delayed project completion date. The outcome of these negotiations is unpredictable and may have a significant financial impact to the Company.
Although there is significant uncertainty surrounding the client negotiations on the power generation project, based on the information currently available, the Company believes that its current estimates relating to these projects are reasonable. However, it is possible that changes to these contract estimates, including those related to project costs, project timelines, and change orders or claims, could occur and have a material positive or negative impact to our results of operations and financial position in subsequent accounting periods.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Intangible Assets Including Goodwill
Goodwill
The changes in the carrying value of goodwill by segment are as follows:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Net balance at June 30, 2016	$42,170	$14,008	$16,681	$5,434	$78,293
Purchase price adjustment for BTE (Note 2)	—	—	88	—	88
Translation adjustment (1)	(92)	—	2	(17)	(107)
Net balance at September 30, 2016	$42,078	$14,008	$16,771	$5,417	$78,274

(1)
The translation adjustments relate to the periodic translation of Canadian Dollar and South Korean Won denominated goodwill recorded as a part of prior acquisitions in Canada and South Korea, in which the local currency was determined to be the functional currency.

The Company performed its annual goodwill impairment test as of May 31, 2016, which did not indicate the existence of any impairment at that time. While the operating results for the Oil Gas & Chemical and Industrial segments indicated a loss for the three months ended September 30, 2016, the Company does not consider these results to be a triggering event requiring the performance of an interim goodwill impairment test since the Company has not significantly changed its forecasts since the annual test was performed and the Company continues to consider these segments as core to its business and believes future performance will improve. The Company will continue to monitor its operating results for indicators of impairment and perform additional tests as necessary.
Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At September 30, 2016
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	9 to 15	$2,579	$(1,291)	$1,288
Customer-based	1.5 to 15	28,113	(10,227)	17,886
Non-compete agreements	4 to 5	1,453	(1,138)	315
Trade names	3 to 5	1,615	(953)	662
Total amortizing intangible assets		$33,760	$(13,609)	$20,151

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

		At June 30, 2016
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	9 to 15	$2,579	$(1,246)	$1,333
Customer-based	1.5 to 15	28,179	(9,655)	18,524
Non-compete agreements	4 to 5	1,453	(1,102)	351
Trade names	3 to 5	1,615	(824)	791
Total amortizing intangible assets		$33,826	$(12,827)	$20,999

Amortization expense totaled $0.8 million during each of the three months ended September 30, 2016 and 2015. We estimate that the remaining amortization expense at September 30, 2016 will be as follows (in thousands):

Period ending:
Remainder of Fiscal 2017	$2,482
Fiscal 2018	2,935
Fiscal 2019	2,582
Fiscal 2020	2,572
Fiscal 2021	2,552
Fiscal 2022	1,705
Thereafter	5,323
Total estimated remaining amortization expense at September 30, 2016	$20,151
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

day for determining interest rates for Canadian Dollar denominated commercial loans in Canada and (ii) the CDOR Rate plus 1.0%.
The Unused Credit Facility Fee is between 0.20% and 0.35% based on the Senior Leverage Ratio.
The Credit Agreement includes a Senior Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended September 30, 2016, Consolidated EBITDA, as defined in the Credit Agreement, was $70.2 million. Accordingly, at September 30, 2016, there was a restriction on our ability to access the full amount of the credit facility. Consolidated Funded Indebtedness at September 30, 2016 was $30.1 million.
Availability under the senior revolving credit facility was as follows:

	September 30, 2016	June 30, 2016
	(In thousands)
Senior revolving credit facility	$200,000	$200,000
Capacity constraint due to the Senior Leverage Ratio	24,395	20,138
Capacity under the credit facility	175,605	179,862
Borrowings outstanding	17,186	—
Letters of credit	20,784	20,755
Availability under the senior revolving credit facility	$137,635	$159,107
Outstanding borrowings at September 30, 2016 under our Credit Agreement were primarily used to fund working capital needs in our Canadian business due to the timing of collections and disbursements on the previously announced power generating project.
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
Our effective tax rate for the three months ended September 30, 2016 was 33.6% compared to 34.3% in the same period a year earlier. The Company recorded discrete benefits of $0.3 million during the three months ended September 30, 2016 and recorded $0.5 million of discrete benefits during the three months ended September 30, 2015. The fiscal 2017 discrete benefits primarily relate to the application of ASU 2016-09 (See Note 1) and the fiscal 2016 tax rate was positively impacted by a discrete item related to our Canadian operations.
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
Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $26.2 million at September 30, 2016 and $10.3 million at June 30, 2016. During the first quarter of fiscal 2017, the Company recognized $5.8 million of unapproved change orders and a $11.4 million claim in connection with its ongoing work on a gas fired generating facility being constructed in Canada. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.
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
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended
	September 30, 2016	September 30, 2015
	(In thousands, except per share data)
Basic EPS:
Net income attributable to Matrix Service Company	$9,342	$9,941
Weighted average shares outstanding	26,387	26,476
Basic earnings per share	$0.35	$0.38
Diluted EPS:
Weighted average shares outstanding – basic	26,387	26,476
Dilutive stock options	50	86
Dilutive nonvested deferred shares	359	488
Diluted weighted average shares	26,796	27,050
Diluted earnings per share	$0.35	$0.37

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended
	September 30, 2016	September 30, 2015
	(In thousands)
Nonvested deferred shares	78	56
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
The Company evaluates performance and allocates resources based on operating income. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies footnote included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. Intersegment sales and transfers are recorded at cost; therefore, no intersegment profit or loss is recognized.
Segment assets consist primarily of cash and cash equivalents, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment, goodwill and other intangible assets.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Results of Operations
(In thousands)

	Three Months Ended
	September 30, 2016	September 30, 2015
Gross revenues
Electrical Infrastructure	$88,025	$65,625
Oil Gas & Chemical	37,828	68,959
Storage Solutions	199,650	144,570
Industrial	22,727	41,335
Total gross revenues	$348,230	$320,489
Less: Inter-segment revenues
Oil Gas & Chemical	$5,286	$648
Storage Solutions	128	334
Industrial	1,035	176
Total inter-segment revenues	$6,449	$1,158
Consolidated revenues
Electrical Infrastructure	$88,025	$65,625
Oil Gas & Chemical	32,542	68,311
Storage Solutions	199,522	144,236
Industrial	21,692	41,159
Total consolidated revenues	$341,781	$319,331
Gross profit
Electrical Infrastructure	$5,250	$4,708
Oil Gas & Chemical	1	5,683
Storage Solutions	26,453	20,232
Industrial	574	3,961
Total gross profit	$32,278	$34,584
Operating income (loss)
Electrical Infrastructure	$1,057	$1,200
Oil Gas & Chemical	(2,905)	1,416
Storage Solutions	16,773	11,549
Industrial	(624)	936
Total operating income	$14,301	$15,101
Total assets by segment were as follows:

	September 30, 2016	June 30, 2016
Electrical Infrastructure	$143,699	$135,298
Oil Gas & Chemical	78,474	91,350
Storage Solutions	238,205	201,875
Industrial	61,826	67,569
Unallocated assets	47,019	68,875
Total segment assets	$569,223	$564,967

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES
There have been no material changes in our critical accounting policies from those reported in our fiscal 2016 Annual Report on Form 10-K filed with the SEC. For more information on our critical accounting policies, see Part II, Item 7 of our fiscal 2016 Annual Report on Form 10-K. The following section provides certain information with respect to our critical accounting estimates as of the close of our most recent quarterly period.
Revenue Recognition
Under percentage of completion accounting for fixed-priced contracts, contract revenues and earnings are recognized ratably over the contract term based on the proportion of actual costs incurred to total estimated costs. As of September 30, 2016, the Company is performing work on two previously announced significant multi-year projects that are contracted on a fixed price basis. One of the projects is expected to be complete in fiscal 2017 and the second project is expected to be complete in fiscal 2018.
On the project that is expected to complete in fiscal 2018, which is a contract for the construction of a power generating station, the Company recorded a project charge in the first quarter of fiscal 2017. The charge primarily related to costs incurred that relate to a pending claim for which the Company did not recognize any profit and changes in estimated costs on certain portions of the work. The Company is in active negotiations with the client regarding the recovery of claim related costs and extension of the project completion date. These costs primarily relate to owner provided engineering and equipment, which has resulted in additional work and a delayed project completion date. The outcome of these negotiations is unpredictable and may have a significant financial impact to the Company.
Although there is significant uncertainty surrounding the client negotiations on the power generation project, based on the information currently available, the Company believes that its current estimates relating to these projects are reasonable. However, it is possible that changes to these contract estimates, including those related to project costs, project timelines, and change orders or claims, could occur and have a material positive or negative impact to our results of operations and financial position in subsequent accounting periods.
Goodwill
We performed our annual impairment test in the fourth quarter of fiscal 2016 to determine whether an impairment existed and to determine the amount of headroom. We define "headroom" as the percentage difference between the fair value of a reporting unit and its carrying value. The amount of headroom varies by reporting unit. Approximately 54% of our goodwill balance was attributable to one reporting unit. This unit had headroom of 158%. The remaining goodwill was attributable to six reporting units, with headroom of between 17% and 488%. Our significant assumptions, including revenue growth rates, gross margins, discount rate, interest expense and other factors may change in light of changes in the economic and competitive environment in which we operate.
While the operating results for the Oil Gas & Chemical and Industrial segments indicated a loss for the three months ended September 30, 2016, the Company does not consider these results to be a triggering event requiring the performance of an interim goodwill impairment test since the Company has not significantly changed its forecasts since the annual test was performed and the Company continues to consider these segments as core to its business and believes future performance will improve. The Company will continue to monitor its operating results for indicators of impairment and perform additional tests as necessary.
Other Intangible Assets
Intangible assets that have finite useful lives are amortized by the straight-line method over their useful lives ranging from 1.5 to 15 years. The Company evaluates intangible assets with finite lives for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not observe any events or circumstances during the three months ended September 30, 2016 that would indicate that the carrying value of its intangible assets may not be recoverable. The Company's evaluation included values assigned to customer relationships in the iron and steel industry which is currently experiencing short to medium term weakness. If the Company's view of this market adversely changes or if other factors develop which change our view of the value of these relationships, the Company will reevaluate this conclusion.

Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $26.2 million at September 30, 2016 and $10.3 million at June 30, 2016. During the first quarter of fiscal 2017, the Company recognized $7.7 million of unapproved change orders and a $15.0 million claim in connection with its ongoing work on a gas fired generating facility being constructed in Canada. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.
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
Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
On August 27, 2014, the FASB issued ASU 2014-15, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity, and consistency of related disclosures and improve convergence with international financial reporting standards ("IFRSs") (which emphasize management’s responsibility for performing the going-concern assessment). However, the time horizon for the assessment (look-forward period) and the disclosure thresholds under U.S. GAAP and IFRSs will continue to differ. The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted.
The ASU was adopted during the Company's first fiscal quarter ending September 30, 2016. In connection with the adoption of the ASU, the Company now performs an assessment of its ability to continue as a going concern on a quarterly basis. Disclosure regarding the status of the Company's ability to continue as a going concern is required when there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued.

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
Accounting Standards Update 2016-02, Leases (Topic 842)
On February 25, 2016, the FASB issued ASU 2016-02. The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the ASU's expected impact on our financial statements.
Accounting Standards Update 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
On March 30, 2016, the FASB issued ASU 2016-09, which simplified several aspects of accounting for stock-based compensation transactions, including the accounting for income taxes and forfeitures and statutory tax withholding requirements. The ASU is effective for the Company on July 1, 2017 and early adoption is permitted. The Company adopted the ASU during its first fiscal quarter ending September 30, 2016. The following is a description of the key provisions of the ASU and their impacts to the Company's financial statements:
Accounting for Income Taxes: The amendments require the Company to recognize excess tax benefits or tax deficiencies in its provision for income taxes in its consolidated statements of income during the period of vesting or exercise of its nonvested deferred share awards and stock options, respectively, for which it expects to receive an income tax deduction. Previously, the Company recognized any excess tax benefits in additional paid-in capital ("APIC") in the balance sheet and any tax deficiencies were recognized as a reduction of APIC to the extent the Company has accumulated excess tax benefits. Any tax deficiencies in excess of accumulated excess tax benefits in APIC were recognized in the provision for income taxes. The amendments also require the Company to only present excess tax benefits and tax deficiencies in the operating section of its statements of cash flows as a component of deferred tax activity. Previously, the Company was required to present such items in both the financing section and operating section of its statements of cash flows. Amendments related to the recognition of excess tax benefits and tax deficiencies in income are required to be applied prospectively, and amendments related to the cash flow statement presentation of excess tax benefits and tax deficiencies may be applied either retrospectively or prospectively.
The Company applied the amendments requiring the recognition of excess tax benefits and tax deficiencies in income prospectively. As a result, the Company recognized $0.4 million of excess tax benefits in its provision for income taxes during the three months ended September 30, 2016, which increased basic and diluted earnings per share by $0.01. Under the prior accounting standard, the Company would have recognized the excess tax benefits in equity as additional paid-in capital. The amendments relating to the presentation of excess tax benefits and tax deficiencies in the statement of cash flows were applied retrospectively. The effect of the retrospective adjustment was to eliminate the presentation of an operating cash outflow and a financing cash inflow for excess tax benefits on exercised stock options and vesting of deferred shares. These eliminations reduced both net cash used by operating activities and net cash provided by financing activities by less than $0.1 million for the three months ended September 30, 2015. Net cash flows did not change as a result of the retrospective adjustment.

Accounting for Forfeitures: The amendments in this ASU allow the Company to elect, as a company-wide accounting policy, either to continue to estimate the amount of forfeitures to exclude from compensation expense or to exclude forfeitures from compensation expense as they occur. Upon the adoption of the ASU during the first quarter of fiscal 2017, the Company elected to account for forfeitures as they occur. The Company is required to apply these amendments on a modified retrospective basis with a cumulative adjustment to retained earnings as of the beginning of the fiscal year. The Company recorded a modified retrospective adjustment to reduce the June 30, 2016 retained earnings balance and increase the additional paid-in capital balance by $0.1 million each.
Statutory Tax Withholding Requirements: Under the prior accounting standard, an entire award must be classified as a liability if the fair value of the shares withheld exceeds the Company's minimum statutory withholding obligation. Under the ASU, the Company is allowed to withhold shares with a fair value up to the amount of tax owed using the maximum statutory tax rate in the employee's applicable jurisdictions. The Company is allowed to determine one maximum rate for all employees in each jurisdiction, rather than a rate for each employee in the jurisdiction. Also, the ASU requires that cash outflows to reacquire shares withheld for taxes to be classified in the financing section of the statement of cash flows.
The Company adopted the ASU during the first quarter of fiscal 2017. Since the Company did not have any awards classified as liabilities due to statutory tax withholding requirements as of September 30, 2016, and since the Company already presented its cash outflows for reacquiring shares withheld for taxes as a financing activity in its statements of cash flows, these amendments did not have any impact on its financial statements upon adoption. The Company does not expect changes to employee withholdings for stock compensation to have a material impact to the financial statements.
Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
On June 16, 2016, the FASB issued ASU 2016-13, which changes how the Company accounts for its allowance for uncollectible accounts. The amendments in this update require a financial asset (or a group of financial assets) to be presented at the net amount expected to be collected. The income statement will reflect any increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount.
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
The amendments in this update are effective for the Company on July 1, 2020 and the Company may early adopt on July 1, 2019. The Company must apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. At this time, the Company does not expect this update to have a material impact to its estimate of the allowance for uncollectible accounts.

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
Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Consolidated
Consolidated revenue was $341.8 million for the three months ended September 30, 2016, compared to $319.3 million in the same period in the prior fiscal year. On a segment basis, consolidated revenue increased in the Storage Solutions and Electrical Infrastructure segments by $55.3 million and $22.4 million, respectively. These increases were partially offset by decreases in revenue in the Oil Gas & Chemical and Industrial segments of $35.8 million and $19.4 million, respectively.
Consolidated gross profit decreased from $34.6 million in the three months ended September 30, 2015 to $32.3 million in the three months ended September 30, 2016. Gross margin decreased to 9.4% in the three months ended September 30, 2016 compared to 10.8% in the same period in the prior fiscal year. The reduction in gross margin in fiscal 2017 is primarily attributable to a project charge related to the construction of a power generating facility more fully discussed in Note 3 - Uncompleted Contracts and increased under recovery of construction overhead costs in the Oil Gas & Chemical and Industrial segments largely related to the reduction in volume in the current year.
Consolidated SG&A expenses were $18.0 million in the three months ended September 30, 2016 compared to $19.5 million in the same period a year earlier. The lower SG&A expenses in fiscal 2017 was due to a reduction in the IT costs charged to the administrative portion of the business. Excluding the change in allocation method, there were no significant variances in SG&A expense in the three months ended September 30, 2016 compared to the prior fiscal year.
Net interest expense was $0.2 million in each of the three months ended September 30, 2016 and 2015.
Our effective tax rate for the three months ended September 30, 2016 was 33.6% compared to 34.3% in the same period a year earlier. The fiscal 2017 tax rate was positively impacted by a discrete item related to the excess tax benefit realized upon the vesting of deferred shares which is more fully described in Note 1 - Basis of Presentation and Accounting Policies. The fiscal 2016 tax rate was positively impacted by a discrete item related to our Canadian operations.
For the three months ended September 30, 2016, net income attributable to Matrix Service Company and the related fully diluted earnings per share were $9.3 million and $0.35 compared to $9.9 million and $0.37 in the same period a year earlier.

Electrical Infrastructure
Revenue for the Electrical Infrastructure segment increased $22.4 million to $88.0 million in the three months ended September 30, 2016 compared to $65.6 million in the same period a year earlier as a result from continued work on a power generating facility being constructed in Canada. The fiscal 2017 gross margin was 6.0% compared to 7.2% in the same period last year. The reduction in gross margin in fiscal 2017 is primarily attributable to a project charge related to the construction of the power generating facility mentioned above and more fully discussed in Note 3 - Uncompleted Contracts, lower margin work in our high voltage distribution business and, while improved, the under recovery of overhead costs.
Oil Gas & Chemical
Revenue for the Oil Gas & Chemical segment was $32.5 million in the three months ended September 30, 2016 compared to $68.3 million in the same period a year earlier. The decrease of $35.8 million is related to lower volume across the business as refiners continue to limit spending as the result of continued volatility in commodity prices. The gross margin was break-even for the three months ended September 30, 2016 compared to 8.3% in the same period last year. The gross margin for fiscal 2017 was affected by lower volume which led to the under recovery of overhead costs and an audit settlement with a customer.
Storage Solutions
Revenue for the Storage Solutions segment was $199.5 million in the three months ended September 30, 2016 compared to $144.2 million in the same period a year earlier, an increase of 38.3%. The increase is primarily attributable to increased activity on a previously announced project for the construction of crude gathering terminals that support the Dakota Access Pipeline. The gross margin was 13.3% in the three months ended September 30, 2016 compared to 14.0% in the three months ended September 30, 2015 as a result of effective project execution in both periods.
Industrial
Revenue for the Industrial segment decreased $19.4 million to $21.8 million in the three months ended September 30, 2016 compared to $41.2 million in the same period a year earlier. The decline in revenue is primarily attributable to lower business volumes in the iron and steel and mining markets, and lower revenue recognized on a large fertilizer project that is nearing completion. The gross margin was 2.6% in the three months ended September 30, 2016 compared to 9.6% in the same period a year earlier. The fiscal 2017 gross margin was negatively impacted by the under recovery of construction overhead costs due to reduced volume. The fiscal 2016 gross margin was positively impacted by the mix of work and strong project execution.
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
The following table provides a summary of changes in our backlog for the three months ended September 30, 2016:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2016	$369,791	$91,478	$359,013	$48,390	$868,672
Project awards	72,520	120,338	38,650	28,213	259,721
Revenue recognized	(88,025)	(32,542)	(199,522)	(21,692)	(341,781)
Backlog as of September 30, 2016	$354,286	$179,274	$198,141	$54,911	$786,612

Project awards in all segments are cyclical and are typically the result of a sales process that can take several months to complete. Backlog in the Storage Solutions and Electrical Infrastructure segments generally have the greatest volatility because individual project awards can be less frequent and more significant.
The change in backlog in the Electrical Infrastructure segment is mainly attributable to the work related to the previously announced Napanee Power Generating Station project largely offset by power delivery awards which continue to meet the Company's expectations.
The increase in backlog in the Oil, Gas & Chemical segment is mainly attributable to increased project awards such as the previously announced Ultra-Low Gasoline Project awarded by KBR, Inc, partially offset by low volume in the Company's turnarounds and plant services.
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
Seasonality and Other Factors
Our operating results can exhibit seasonal fluctuations, especially in our Oil Gas & Chemical segment, for a variety of reasons. Turnarounds and planned outages at customer facilities are typically scheduled in the spring and the fall when the demand for energy is lower. Within the Electrical Infrastructure segment, transmission and distribution work is generally scheduled by the public utilities when the demand for electricity is at its lowest. Therefore, revenue volume in the summer months is typically lower than in other periods throughout the year. Also, we typically see a lower level of operating activity relating to construction projects during the winter months and early in the calendar year because many of our customers’ capital budgets have not been finalized. Our business can also be affected, both positively and negatively, by seasonal factors such as energy demand or weather conditions including hurricanes, snowstorms, and abnormally low or high temperatures. Some of these seasonal factors may cause some of our offices and projects to close or reduce activities temporarily. In addition to the above noted factors, the general timing of project starts and completions could exhibit significant fluctuations. Accordingly, results for any interim period may not necessarily be indicative of operating results for the full year.
Other factors impacting operating results in all segments come from work site permitting delays or customers accelerating or postponing work. The differing types, sizes, and durations of our contracts, combined with their geographic diversity and stages of completion, often results in fluctuations in the Company's operating results.
Impact of Commodity Price Volatility
The prolonged decline in crude prices continues to impact our income from operations and project awards, particularly in the Oil Gas & Chemical and Storage Solutions segments. The Industrial segment continues to be negatively impacted by the low prices of other commodities, principally steel and copper. The decline in commodity prices has not had, and we do not expect a significant impact on the Electrical Infrastructure segment.
In the midstream and downstream portions of the Oil Gas & Chemical segment, we continue to see lower volumes of routine maintenance and turnaround work as well as a general slowdown of capital projects. Additionally, since some of our mid and downstream customers are integrated oil companies with exposure to the price of crude, if the prices remain at current levels or decline further, spending levels may continue to be reduced. Our exposure to non-integrated upstream clients in the Oil Gas & Chemical segment is not significant.
In our Storage Solutions segment, our customers continue to take a long-term view of the market, but continue to be cautious short-term, particularly on larger projects. Based on current market conditions, we are seeing a reduction in customer spending and project award delays. Although we are seeing signs of market improvement, we cannot predict the direction of commodity prices or our customers’ ultimate reaction to the market and therefore cannot predict the magnitude of the impact to our future earnings.

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

A reconciliation of EBITDA to net income follows:

	Three Months Ended
	September 30, 2016	September 30, 2015
	(In thousands)
Net income attributable to Matrix Service Company	$9,342	$9,941
Interest expense	243	263
Provision for income taxes	4,735	5,076
Depreciation and amortization	4,904	5,429
EBITDA	$19,224	$20,709

FINANCIAL CONDITION AND LIQUIDITY
Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the three months ended September 30, 2016 were cash on hand, capacity under our senior revolving credit facility and cash generated from operations before consideration of changes in working capital. Cash on hand at September 30, 2016 totaled $35.6 million and availability under the senior revolving credit facility totaled $137.6 million resulting in available liquidity of $173.2 million.

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
As discussed under the caption "Senior Revolving Credit Facility" included in this Financial Condition and Liquidity section of the Form 10-Q, our Credit Agreement includes a Senior Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. Consequently, recent operating results have caused a short term capacity constraint on the Company's senior revolving credit facility. Although the constraint reduces our liquidity, the Company believes that the remaining availability under our senior revolving credit facility along with cash on hand and cash generated from operations will provide sufficient liquidity to achieve both our short-term and long-term business objectives. However, if we were to complete a significant acquisition for cash, it is possible that we would need to increase the size of our credit facility.

Cash Flow for the Three Months Ended September 30, 2016
Cash Flows Used by Operating Activities
Cash used by operating activities for the three months ended September 30, 2016 totaled $49.6 million. The various components are as follows:

Net Cash Used by Operating Activities
(In thousands)

Net income	$9,342
Non-cash expenses	6,472
Deferred income tax	1,044
Cash effect of changes in working capital	(66,509)
Other	63
Net cash used by operating activities	$(49,588)
Working capital changes at September 30, 2016 in comparison to June 30, 2016 include the following:

•
Accounts receivable, net of bad debt expense recognized during the period, increased by $40.6 million during the three months ended September 30, 2016. The variance is primarily attributable to the timing of billing and collections in connection with the previously announced Dakota Access Project.

•
Accounts payable decreased by $13.6 million during the three months ended September 30, 2016. The variance is primarily attributable to the timing of vendor payments. Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") increased $1.1 million million while billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") decreased $5.9 million. The net change in CIE and BIE decreased cash $7.0 million for the three months ended September 30, 2016. CIE and BIE balances can experience significant fluctuations based on the timing of when job costs are incurred, the invoicing of those job costs to the customer, and other working capital management factors.

Cash Flows Used for Investing Activities
Investing activities used $1.7 million of cash in the three months ended September 30, 2016 primarily due to capital expenditures. Capital expenditures consisted of purchases of: $1.2 million for office equipment, $0.2 million for construction equipment, $0.2 million for transportation and fabrication equipment, and $0.1 million for land and buildings. Proceeds from asset sales provided $0.2 million of cash.
Cash Flows Provided by Financing Activities
Financing activities provided $15.4 million of cash in the three months ended September 30, 2016 primarily due to net borrowings of $17.2 million under our credit facility and the repurchase of $1.9 million of Company stock for payment of withholding taxes due on equity-based compensation.
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
The Unused Credit Facility Fee is between 0.20% and 0.35% based on the Senior Leverage Ratio.
The Credit Agreement includes a Senior Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 2.5 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended September 30, 2016, Consolidated EBITDA, as defined in the Credit Agreement, was $70.2 million. Accordingly, at September 30, 2016, there was a restriction on our ability to access the full amount of the credit facility. However, any continued constraint in future fiscal periods is not expected to impact our ability to operate the business. Consolidated Funded Indebtedness at September 30, 2016 was $30.1 million.
Availability under the senior credit facility at September 30, 2016 and June 30, 2016 was as follows:

	September 30, 2016	June 30, 2016
	(In thousands)
Senior revolving credit facility	$200,000	$200,000
Capacity constraint due to the Senior Leverage Ratio	24,395	20,138
Capacity under the credit facility	175,605	179,862
Borrowings outstanding	17,186	—
Letters of credit	20,784	20,755
Availability under the senior revolving credit facility	$137,635	$159,107
Outstanding borrowings at September 30, 2016 primarily consisted funds borrowed for working capital needs in our Canadian business due to the timing of collections and disbursements on the previously announced power generating project.
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

Stock Repurchase Program and Treasury Shares
Treasury Shares
On November 4, 2014 the Board of Directors approved a stock buyback program that replaced the program that had previously been in place. The program, which expires on December 31, 2016, allows the Company to purchase up to $25.0 million of common stock annually if sufficient liquidity exists and management believes the purchase would be beneficial to the Company's stockholders. The annual $25.0 million limitation is applied on a calendar year basis. The cumulative number of shares repurchased cannot exceed 2,653,399, which represents 10% of the shares outstanding on the date the new repurchase program was approved. As of September 30, 2016, the Company has purchased 938,730 shares under the program, none of which were purchased during fiscal 2017.
In addition to the stock buyback program, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix withheld 113,762 shares in the first three months of fiscal 2017 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares.
The Company has 1,360,157 treasury shares as of September 30, 2016 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

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

These statements are based on certain assumptions and analyses we made in light of our experience and our historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in our Form 10-K for the fiscal year ended June 30, 2016 and listed from time to time in our filings with the Securities and Exchange Commission;

•	economic, market or business conditions in general and in the oil, gas, power, iron and steel and mining industries in particular;

•	reduced creditworthiness of our customer base and the higher risk of non-payment of receivables due to low prevailing crude oil and other commodity prices;

•	the inherently uncertain outcome of current and future litigation;

•	the adequacy of our reserves for contingencies;

•	changes in laws or regulations; and

•	other factors, many of which are beyond our control.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in market risk faced by us from those reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the Securities and Exchange Commission. For more information on market risk, see Part II, Item 7A in our fiscal 2016 Annual Report on Form 10-K.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2016.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended September 30, 2016.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to a number of legal proceedings. We believe that the nature and number of these proceedings are typical for a company of our size engaged in our type of business and that none of these proceedings will result in a material effect on our business, results of operations, financial condition, cash flows or liquidity.
Item 1A. Risk Factors
There were no material changes in our Risk Factors from those reported in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases made by the Company of its common stock during the first quarter of fiscal year 2017.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (C)
July 1 to July 31, 2016
Share Repurchase Program (A)	—	$—	—	1,714,669
Employee Transactions (B)	429	$16.69	—
August 1 to August 31, 2016
Share Repurchase Program (A)	—	$—	—	1,714,669
Employee Transactions (B)	110,709	$16.47	—
September 1 to September 30, 2016
Share Repurchase Program (A)	—	$—	—	1,714,669
Employee Transactions (B)	2,624	$17.67	—

(A)	Represents shares purchased under our stock buyback program.

(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

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
Item 5. Other Information
None
Item 6. Exhibits:

Exhibit 10.1*:	Form of Long-Term Incentive Award Agreement (Matrix Service Company 2012 Stock and Incentive Compensation Plan).

Exhibit 10.2*:	Form of Restricted Stock Unit Award Agreement for employees (Matrix Service Company 2012 Stock and Incentive Compensation Plan).

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Exhibit 95:	Mine Safety Disclosure.

Exhibit 101.INS:	XBRL Instance Document.

Exhibit 101.SCH:	XBRL Taxonomy Schema Document.

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document.
________________
* Management Contract or Compensatory Plan.
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date:	November 7, 2016	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer

EXHIBIT INDEX

Exhibit 10.1*:	Form of Long-Term Incentive Award Agreement (Matrix Service Company 2012 Stock and Incentive Compensation Plan).

Exhibit 10.2*:	Form of Restricted Stock Unit Award Agreement for employees (Matrix Service Company 2012 Stock and Incentive Compensation Plan).

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Exhibit 95:	Mine Safety Disclosure.

Exhibit 101.INS:	XBRL Instance Document.

Exhibit 101.SCH:	XBRL Taxonomy Schema Document.

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________
* Management Contract or Compensatory Plan.