Form 10-Q
period 2016-12-31
MATRIX SERVICE CO
filed 2017-02-09
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2016

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 7, 2017 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,593,791 shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Revenues	$312,655	$323,529	$654,436	$642,860
Cost of revenues	284,443	293,524	593,946	578,271
Gross profit	28,212	30,005	60,490	64,589
Selling, general and administrative expenses	19,975	25,070	37,952	44,553
Operating income	8,237	4,935	22,538	20,036
Other income (expense):
Interest expense	(497)	(252)	(740)	(515)
Interest income	26	60	38	91
Other	47	(148)	54	(202)
Income before income tax expense	7,813	4,595	21,890	19,410
Provision for federal, state and foreign income taxes	2,563	1,477	7,298	6,553
Net income	5,250	3,118	14,592	12,857
Less: Net loss attributable to noncontrolling interest	—	(2,313)	—	(2,515)
Net income attributable to Matrix Service Company	$5,250	$5,431	$14,592	$15,372

Basic earnings per common share	$0.20	$0.20	$0.55	$0.58
Diluted earnings per common share	$0.20	$0.20	$0.54	$0.56
Weighted average common shares outstanding:
Basic	26,553	26,721	26,470	26,598
Diluted	26,832	27,248	26,842	27,229
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Net income	$5,250	$3,118	$14,592	$12,857
Other comprehensive loss, net of tax:
Foreign currency translation loss (net of tax of $69 and $106 for the three and six months ended December 31, 2016, respectively, and $204 and $384 for the three and six months ended December 31, 2015, respectively)	(1,718)	(1,366)	(1,997)	(3,815)
Comprehensive income	3,532	1,752	12,595	9,042
Less: Comprehensive loss attributable to noncontrolling interest	—	(2,313)	—	(2,515)
Comprehensive income attributable to Matrix Service Company	$3,532	$4,065	$12,595	$11,557
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	December 31, 2016	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$66,230	$71,656
Accounts receivable, less allowances (December 31, 2016— $8,313 and June 30, 2016—$8,403)	248,712	190,434
Costs and estimated earnings in excess of billings on uncompleted contracts	80,296	104,001
Inventories	4,194	3,935
Income taxes receivable	486	9
Other current assets	8,318	5,411
Total current assets	408,236	375,446
Property, plant and equipment at cost:
Land and buildings	39,348	39,224
Construction equipment	91,587	90,386
Transportation equipment	48,254	49,046
Office equipment and software	34,946	29,577
Construction in progress	4,563	7,475
Total property, plant and equipment - at cost	218,698	215,708
Accumulated depreciation	(137,414)	(130,977)
Property, plant and equipment - net	81,284	84,731
Goodwill	113,019	78,293
Other intangible assets	29,351	20,999
Deferred income taxes	2,512	3,719
Other assets	1,388	1,779
Total assets	$635,790	$564,967
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	December 31, 2016	June 30, 2016
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$108,260	$141,445
Billings on uncompleted contracts in excess of costs and estimated earnings	74,858	58,327
Accrued wages and benefits	21,162	27,716
Accrued insurance	9,171	9,246
Income taxes payable	1,293	2,675
Other accrued expenses	15,539	6,621
Total current liabilities	230,283	246,030
Deferred income taxes	2,855	3,198
Borrowings under senior revolving credit facility	72,412	—
Other liabilities	411	173
Total liabilities	305,961	249,401
Commitments and contingencies
Stockholders’ equity:
Matrix Service Company stockholders' equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of December 31, 2016, and June 30, 2016; 26,588,643 and 26,297,145 shares outstanding as of December 31, 2016 and June 30, 2016	279	279
Additional paid-in capital	124,659	127,058
Retained earnings	237,749	223,157
Accumulated other comprehensive loss	(8,842)	(6,845)
	353,845	343,649
Less: Treasury stock, at cost — 1,299,574 shares as of December 31, 2016, and 1,591,072 shares as of June 30, 2016	(22,840)	(26,907)
Total Matrix Service Company stockholders’ equity	331,005	316,742
Noncontrolling interest	(1,176)	(1,176)
Total stockholders' equity	329,829	315,566
Total liabilities and stockholders’ equity	$635,790	$564,967
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	December 31, 2016	December 31, 2015
Operating activities:
Net income	$14,592	$12,857
Adjustments to reconcile net income to net cash used by operating activities, net of effects from acquisitions:
Depreciation and amortization	9,988	10,720
Deferred income tax	970	1,390
Gain on sale of property, plant and equipment	(131)	(37)
Provision for uncollectible accounts	(34)	5,544
Stock-based compensation expense	3,547	3,509
Other	133	119
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects from acquisitions:
Accounts receivable	(48,972)	(13,820)
Costs and estimated earnings in excess of billings on uncompleted contracts	24,451	4,328
Inventories	(259)	85
Other assets and liabilities	(3,974)	(8,861)
Accounts payable	(34,276)	(16,743)
Billings on uncompleted contracts in excess of costs and estimated earnings	4,883	17,436
Accrued expenses	(1,826)	(6,840)
Net cash provided (used) by operating activities	(30,908)	9,687
Investing activities:
Acquisitions (Note 2)	(39,798)	—
Acquisition of property, plant and equipment	(4,208)	(7,516)
Proceeds from asset sales	196	145
Net cash used by investing activities	$(43,810)	$(7,371)

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	December 31, 2016	December 31, 2015
Financing activities:
Advances under senior revolving credit facility	$102,084	$2,753
Repayments of advances under senior revolving credit facility	(29,672)	(4,331)
Payment of debt amendment fees	(168)	—
Issuances of common stock	222	457
Proceeds from issuance of common stock under employee stock purchase plan	169	166
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(2,270)	(4,488)
Capital contributions from noncontrolling interest	—	8,433
Net cash provided by financing activities	70,365	2,990
Effect of exchange rate changes on cash and cash equivalents	(1,073)	(2,114)
Increase (decrease) in cash and cash equivalents	(5,426)	3,192
Cash and cash equivalents, beginning of period	71,656	79,239
Cash and cash equivalents, end of period	$66,230	$82,431
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$8,361	$9,112
Interest	$399	$521
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$421	$726

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Non-Controlling Interest	Total
Balances, July 1, 2016	$279	$126,958	$223,257	$(26,907)	$(6,845)	$(1,176)	$315,566
Retrospective adjustment upon adoption of ASU 2016-09 (see Note 1)	—	100	(100)	—	—	—	—
Balances, July 1, 2016, as adjusted	279	127,058	223,157	(26,907)	(6,845)	(1,176)	315,566
Net income	—	—	14,592	—	—	—	14,592
Other comprehensive loss	—	—	—	—	(1,997)	—	(1,997)
Treasury shares sold to Employee Stock Purchase Plan (9,577 shares)	—	12	—	157	—	—	169
Exercise of stock options (21,713 shares)	—	(273)	—	495	—	—	222
Issuance of deferred shares (393,530 shares)	—	(5,685)	—	5,685	—	—	—
Treasury shares purchased to satisfy tax withholding obligations (133,322 shares)	—	—	—	(2,270)	—	—	(2,270)
Stock-based compensation expense	—	3,547	—	—	—	—	3,547
Balances, December 31, 2016	$279	$124,659	$237,749	$(22,840)	$(8,842)	$(1,176)	$329,829

Balances, July 1, 2015	$279	$123,038	$194,394	$(18,489)	$(5,926)	$(8,742)	$284,554
Capital contributions from noncontrolling interest	—	—	—	—	—	8,433	8,433
Net income (loss)	—	—	15,372	—	—	(2,515)	12,857
Other comprehensive loss	—	—	—	—	(3,815)	—	(3,815)
Treasury shares sold to Employee Stock Purchase Plan (8,382 shares)	—	89	—	77	—	—	166
Exercise of stock options (50,337 shares)	—	(7)	—	464	—	—	457
Issuance of deferred shares (615,395 shares)	—	(5,706)	—	5,706	—	—	—
Treasury shares purchased to satisfy tax withholding obligations (200,019 shares)	—	—	—	(4,488)	—	—	(4,488)
Tax effect of exercised stock options and vesting of deferred shares	—	3,245	—	—	—	—	3,245
Stock-based compensation expense	—	3,509	—	—	—	—	3,509
Balances, December 31, 2015	$279	$124,168	$209,766	$(16,730)	$(9,741)	$(2,824)	$304,918
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2016, included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the six month period ended December 31, 2016 may not necessarily be indicative of the results of operations for the full year ending June 30, 2017.
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
The Company applied the amendments requiring the recognition of excess tax benefits and tax deficiencies in income prospectively. As a result, the Company recognized $0.1 million and $0.5 million of excess tax benefits in its provision for income taxes during the three and six months ended December 31, 2016, respectively, which increased basic and diluted earnings per share by $0.01 and $0.02, respectively. Under the prior accounting standard, the Company would have recognized the excess tax benefits in equity as additional paid-in capital. The amendments relating to the presentation of excess tax benefits and tax deficiencies in the statement of cash flows were applied retrospectively. The effect of the retrospective adjustment was to eliminate the presentation of an operating cash outflow and a financing cash inflow for excess tax benefits on exercised stock options and vesting of deferred shares. These eliminations increased net cash provided by operating activities by $3.2 million and decreased net cash provided by financing activities by $3.2 million for the six months ended December 31, 2015. Net cash flows did not change as a result of the retrospective adjustment.

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
The Company adopted the ASU during the first quarter of fiscal 2017. Since the Company did not have any awards classified as liabilities due to statutory tax withholding requirements as of December 31, 2016, and since the Company already presented its cash outflows for reacquiring shares withheld for taxes as a financing activity in its statements of cash flows, these amendments did not have any impact on its financial statements upon adoption. The Company does not expect changes to employee withholdings for stock compensation to have a material impact to the financial statements.
Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
On June 16, 2016, the FASB issued ASU 2016-13, which will change how the Company accounts for its allowance for uncollectible accounts. The amendments in this update require a financial asset (or a group of financial assets) to be presented at the net amount expected to be collected. The income statement will reflect any increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount.
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

Note 2 – Acquisitions
Purchase of Houston Interests, LLC
On December 12, 2016, the Company completed the acquisition of Houston Interests, LLC ("Houston Interests"), a premier global solutions company that provides consulting, engineering, design, construction services and systems integration. Houston Interests brings expertise to the Company in natural gas processing; sulfur recovery, processing and handling; liquid terminals, silos and other bulk storage; process plant design; power generation environmental controls and material handling; industrial power distribution; electrical, instrumentation and controls; marine structures; material handling systems and terminals for cement, sulfur, fertilizer, coal and grain; and process heaters. The business has been included in our Matrix PDM Engineering, Inc. subsidiary, and its operating results have been allocated between the Oil Gas & Chemical and Industrial segments.
The Company purchased all of the equity interests of Houston Interests for $39.8 million in cash, net of working capital adjustments and cash acquired. The consideration paid is as follows (in thousands):

Cash paid for equity interest	$46,000
Cash paid for working capital	4,129
Less: cash acquired	(10,331)
Net purchase price	$39,798
The Company funded the equity interest portion of the consideration paid from borrowings under the Company's senior secured revolving credit facility (See Note 5). The remaining consideration was paid with cash on hand.
The net purchase price was allocated to the major categories of assets and liabilities based on their estimated fair value at the acquisition date.
The following table summarizes the preliminary net purchase price allocation (in thousands):

Current assets	$20,803
Property, plant and equipment	942
Goodwill	35,028
Other intangible assets	10,220
Total assets acquired	66,993
Current liabilities	16,674
Other liabilities	190
Net assets acquired	50,129
Cash	10,331
Net purchase price	$39,798
The goodwill recognized from the acquisition is primarily attributable to the technical expertise of the acquired workforce and the complementary nature of Houston Interests' operations, which the Company believes will enable the combined entity to expand its service offerings and enter new markets. All of the goodwill recognized is deductible for income tax purposes. The fair value of the net assets acquired is preliminary pending the final valuation of those assets. As a result, goodwill is also preliminary since it has been recorded as the excess of the purchase price over the estimated fair value of the net assets acquired.
The Company has agreed to pay the previous owners up to $2.6 million for any unused portion of acquired warranty obligations outstanding as of June 30, 2017. In addition, the sellers have agreed to reimburse the Company for any warranty costs incurred in connection with the acquired warranties in excess of $2.6 million. All acquired warranties will expire by June 30, 2017. Any amounts paid to or received from the seller will be accounted for as a working capital adjustment, which will be reflected as a change to the net purchase price. None of the acquired warranties have expired as of December 31, 2016.
The Company incurred $0.4 million of expenses related to closing the acquisition during the three and six months ended December 31, 2016, which were included within selling, general and administrative expenses in the consolidated statements of income. The acquired business contributed revenues of $2.3 million and an operating loss of $0.2 million during the three and six months ended December 31, 2016.

The unaudited financial information in the table below summarizes the combined results of operations of Matrix Service Company and Houston Interests for the three and six months ended December 31, 2016 and 2015, on a pro forma basis, as though the companies had been combined as of July 1, 2015. The pro forma financial information presented in the table below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at July 1, 2015 nor should it be taken as indicative of future consolidated results of operations.

	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(In thousands, except per share data)
Revenues	$329,523	$357,975	$690,485	$712,158
Net income attributable to Matrix Service Company	$7,884	$9,445	$18,763	$17,928
Basic earnings per common share	$0.30	$0.35	$0.71	$0.68
Diluted earnings per common share	$0.29	$0.35	$0.70	$0.67
The pro forma financial information presented in the table above includes the following adjustments to the combined entities' historical financial statements:

•
The combined entities recorded approximately $3.0 million of acquisition and integration expenses during the three and six months ended December 31, 2016, which were transferred in the pro forma earnings to the six months ended December 31, 2015 in order to report them as if they were incurred on July 1, 2015. Pro forma earnings were adjusted to include integration expenses that would have been recognized had the acquisition occurred on July 1, 2015 of $0.4 million and $0.8 million during the three and six months ended December 31, 2016, respectively, and $0.3 million and $0.5 million during the three and six months ended December 31, 2015, respectively.

•
Interest expense for the combined entities was increased by $0.3 million and $0.7 million during each of the three and six months ended December 31, 2016 and 2015, respectively. The increase was attributable to the assumption that the Company's borrowings of $46.0 million used to fund a portion of the net purchase price had been outstanding as of July 1, 2015. This increase was partially offset by the assumption that Houston Interests' former debt was extinguished as of July 1, 2015.

•
Depreciation and intangible asset amortization expense for the combined entities was reduced by $0.2 million and $0.3 million during the three and six months ended December 31, 2016, respectively, and was increased by $0.5 million and $0.9 million during the three and six months ended December 31, 2015, respectively. These adjustments are primarily due to the recognition of amortizable intangible assets as part of the acquisition and the effect of fair value adjustments to acquired property, plant and equipment.

•
Pro forma earnings were adjusted to include additional income tax expense of $1.9 million and $3.3 million during the three and six months ended December 31, 2016, respectively, and $2.5 million and $2.1 million during the three and six months ended December 31, 2015, respectively. Houston Interests was previously an exempt entity and income taxes were not assessed in its historical financial information.

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
The Company incurred $0.8 million of expenses related to the acquisition during fiscal 2016, which were included within selling, general and administrative expenses in the consolidated statements of income. The acquired business contributed revenues of $1.8 million and $2.8 million during the three and six months ended December 31, 2016, respectively, and contributed operating income of $0.7 million and $0.3 million during the three and six months ended December 31, 2016.
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

	December 31, 2016	June 30, 2016
	(in thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$1,983,345	$1,875,014
Billings on uncompleted contracts	1,977,907	1,829,340
	$5,438	$45,674
Shown in balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$80,296	$104,001
Billings on uncompleted contracts in excess of costs and estimated earnings	74,858	58,327
	$5,438	$45,674
Progress billings in accounts receivable at December 31, 2016 and June 30, 2016 included retentions to be collected within one year of $51.4 million and $29.7 million, respectively. Contract retentions collectible beyond one year are included in other assets in the condensed consolidated balance sheet and totaled $0.3 million as of June 30, 2016. There were no retentions collectible beyond one year as of December 31, 2016.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other
Under percentage of completion accounting for fixed-priced contracts, contract revenues and earnings are recognized ratably over the contract term based on the proportion of actual costs incurred to total estimated costs. As of December 31, 2016, the Company is performing work on two previously announced significant multi-year projects that are contracted on a fixed price basis. The first project is expected to complete in fiscal 2017 and revenue will continue to decline as this project nears completion. The second project is expected to be completed in fiscal 2018.
On the project that is expected to be completed in fiscal 2018, the Company executed a change order in the second quarter that settled the claims outstanding on the effective date of the change order, updated the project schedule, and increased the contract value to allow for the recovery of increased costs. The settlement resulted in a second quarter reduction in earnings related to adjusting the gross profit margin and the percent complete on the project due to the increased project size. In addition, the change order contained provisions that require the achievement of defined schedule milestones to earn a portion of the additional contract value. At December 31, 2016, the Company’s schedule assessment indicates that it is probable that these schedule milestones will be achieved. Although this change order reduced the financial risk inherent in this project, it is possible that future changes in contract estimates, including those related to project costs, project timeline, and future change orders or claims, could occur and have a material positive or negative impact to our results of operations and financial position in subsequent accounting periods.
Note 4 – Intangible Assets Including Goodwill
Goodwill
The changes in the carrying value of goodwill by segment are as follows:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Net balance at June 30, 2016	$42,170	$14,008	$16,681	$5,434	$78,293
Purchase of Houston Interests (Note 2)	—	28,723	—	6,305	35,028
Purchase price adjustment for BTE (Note 2)	—	—	88	—	88
Translation adjustment (1)	(227)	—	(121)	(42)	(390)
Net balance at December 31, 2016	$41,943	$42,731	$16,648	$11,697	$113,019

(1)
The translation adjustments relate to the periodic translation of Canadian Dollar and South Korean Won denominated goodwill recorded as a part of prior acquisitions in Canada and South Korea, in which the local currency was determined to be the functional currency.

The Company performed its annual goodwill impairment test as of May 31, 2016, which did not indicate the existence of any impairment at that time. While the operating results for the Oil Gas & Chemical and Industrial segments indicated a loss for the three and six months ended December 31, 2016, the Company does not consider these results to be a triggering event requiring the performance of an interim goodwill impairment test since the fundamentals of the industries driving these segments has not significantly deteriorated since the annual test was performed. The Company continues to consider these segments as core to its business and believes current operating results are not indicative of future performance. The Company will continue to monitor its operating results for indicators of impairment and perform additional tests as necessary.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At December 31, 2016
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	9 to 15	$2,579	$(1,336)	$1,243
Customer-based	1 to 15	38,057	(10,914)	27,143
Non-compete agreements	4 to 5	1,453	(1,192)	261
Trade names	1 to 5	1,795	(1,091)	704
Total amortizing intangible assets		$43,884	$(14,533)	$29,351

		At June 30, 2016
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	9 to 15	$2,579	$(1,246)	$1,333
Customer-based	1.5 to 15	28,179	(9,655)	18,524
Non-compete agreements	4 to 5	1,453	(1,102)	351
Trade names	3 to 5	1,615	(824)	791
Total amortizing intangible assets		$33,826	$(12,827)	$20,999
The increase in the gross carrying amount of other intangible assets at December 31, 2016 compared to June 30, 2016 is primarily due to the December 12, 2016 acquisition of Houston Interests (See Note 2). The specifically identifiable intangible assets recognized in the Houston Interests acquisition consist of:

•	customer-based intangibles with a fair value of $10.0 million and useful life of between 1 and 9 years; and

•	trade name with a fair value of $0.2 million and useful life of 1 year.

Amortization expense totaled $1.0 million and $1.8 million during the three and six months ended December 31, 2016, respectively, and $0.8 million and $1.6 million during the three and six months ended December 31, 2015, respectively. The Company recognized $0.1 million of amortization expense during the three and six months ended December 31, 2016 for intangible assets recorded as part of the Houston Interests acquisition.

We estimate that the remaining amortization expense at December 31, 2016 will be as follows (in thousands):

Period ending:
Remainder of Fiscal 2017	$3,100
Fiscal 2018	4,757
Fiscal 2019	3,482
Fiscal 2020	3,472
Fiscal 2021	3,454
Fiscal 2022	2,615
Thereafter	8,471
Total estimated remaining amortization expense at December 31, 2016	$29,351

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5 – Debt
On December 12, 2016, the Company amended its credit agreement, under which it has a senior secured revolving credit facility (the "Credit Agreement"). The amendments are as follows:

•	The aggregate revolving loan capacity increased from $200.0 million to $250.0 million.

•	The maximum aggregate amount, or sublimit, for Canadian Dollar loans was increased from U.S. $40.0 million to U.S. $50.0 million.

•
During any "Acquisition Adjustment Period", as defined in the amended credit agreement, the Company's Senior Leverage Ratio, as defined in the amended credit agreement, may not exceed 3.00 to 1.00. At all other times, the Senior Leverage Ratio may not exceed 2.50 to 1.00.

The Credit Agreement includes a Senior Leverage Ratio covenant - which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, during any Acquisition Adjustment Period and may not exceed 2.5 times Consolidated EBITDA at all other times, over the previous four quarters. For the four quarters ended December 31, 2016, Consolidated EBITDA was $84.0 million. Consolidated Funded Indebtedness at December 31, 2016 was $80.0 million.
Availability under the senior revolving credit facility at December 31, 2016 was as follows:

	December 31, 2016	June 30, 2016
	(In thousands)
Senior revolving credit facility	$250,000	$200,000
Capacity constraint due to the Senior Leverage Ratio	—	20,138
Capacity under the credit facility	250,000	179,862
Borrowings outstanding	72,412	—
Letters of credit	15,378	20,755
Availability under the senior revolving credit facility	$162,210	$159,107
Outstanding borrowings at December 31, 2016 under our Credit Agreement were primarily used to fund the acquisition of Houston Interests (See Note 2) and working capital needs in our Canadian business due to the timing of collections and disbursements on the previously announced power generating project.
At December 31, 2016, the Company was in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.
Subsequent Event
On February 8, 2017, the Company entered into the Fourth Amended and Restated Credit Agreement (the "New Credit Agreement"), by and among the Company and certain foreign subsidiaries, as Borrowers, various subsidiaries of the Company, as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Lead Arranger and Sole Bookrunner, and the other Lenders party thereto, which replaced the Third Amended and Restated Credit Agreement dated as of November 7, 2011, as previously amended (the "Prior Credit Agreement").
The New Credit Agreement provides for a five-year senior secured revolving credit facility of $300.0 million that expires February 8, 2022, which replaces the $250.0 million senior secured revolving credit facility under the Prior Credit Agreement. The new credit facility may be used for working capital, acquisitions, capital expenditures, issuances of letters of credit and other lawful purposes.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

The New Credit Agreement includes the following covenants and borrowing limitations:

•	Our Leverage Ratio, determined as of the end of each fiscal quarter, may not exceed 3.00 to 1.00.

•	As with the Prior Credit Agreement, we are required to maintain a Fixed Charge Coverage Ratio, determined as of the end of each fiscal quarter, greater than or equal to 1.25 to 1.00.

•
Asset dispositions (other than dispositions in which 100% of the net cash proceeds therefrom are reinvested into the Company and dispositions of inventory and obsolete or unneeded equipment in the ordinary course of business) are limited to $20.0 million per 12-month period.

The new credit facility will include a sub-facility for revolving loans denominated in Australian Dollars, Canadian Dollars, Euros and Pounds Sterling in an aggregate amount not to exceed the U.S. Dollar equivalent of $75.0 million and a $200.0 million sublimit for letters of credit. Each revolving borrowing under the New Credit Agreement will bear interest at a rate per annum equal to:

•	The ABR or the Adjusted LIBO Rate, in the case of revolving loans denominated in U.S. Dollars;

•	The Canadian Prime Rate or the CDOR rate, in the case of revolving loans denominated in Canadian Dollars;

•	The Adjusted LIBO Rate, in the case of revolving loans denominated in Pounds Sterling or Australian Dollars;

•	The EURIBO Rate, in the case of revolving loans denominated in Euros,

in each case, plus the Applicable Margin, which is based on the Company's Leverage Ratio. The Applicable Margin on ABR loans ranges between 0.625% and 1.625%. The Applicable Margin for Adjusted LIBO, EURIBO and CDOR loans ranges between 1.625% and 2.625% and the Applicable Margin for Canadian Prime Rate loans ranges between 2.125% and 3.125%.
The unused credit facility fee is between 0.20% and 0.45% based on the Leverage Ratio.
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
Our effective tax rate for the three and six months ended December 31, 2016 was 32.8% and 33.3%, respectively, compared to 32.1% and 33.8% in the same periods a year earlier. The Company recorded discrete benefits of $0.3 million and $0.5 million during the three and six months ended December 31, 2016, respectively, and recorded $0.9 million and $1.4 million of discrete benefits during the three and six months ended December 31, 2015, respectively. The fiscal 2017 discrete benefits primarily relate to the application of ASU 2016-09 (See Note 1) and the fiscal 2016 tax rate was positively impacted by a discrete item related to the retroactive application of the R&D tax credit and a foreign currency item related to our Canadian operations.
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
Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $14.4 million at December 31, 2016 and $10.3 million at June 30, 2016. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.
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
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(In thousands, except per share data)
Basic EPS:
Net income attributable to Matrix Service Company	$5,250	$5,431	$14,592	$15,372
Weighted average shares outstanding	26,553	26,721	26,470	26,598
Basic earnings per share	$0.20	$0.20	$0.55	$0.58
Diluted EPS:
Weighted average shares outstanding – basic	26,553	26,721	26,470	26,598
Dilutive stock options	55	76	53	81
Dilutive nonvested deferred shares	224	451	319	550
Diluted weighted average shares	26,832	27,248	26,842	27,229
Diluted earnings per share	$0.20	$0.20	$0.54	$0.56

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(In thousands)
Nonvested deferred shares	64	86	137	105

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
The Oil Gas & Chemical segment includes turnaround activities, plant maintenance, engineering and construction in the downstream and midstream petroleum industries. Our customers in these industries are engaged in refining crude oil and processing, fractionating, and marketing of natural gas and natural gas liquids. Another key offering is industrial cleaning services, which include hydroblasting, hydroexcavating, chemical cleaning and vacuum services. We also perform work in the petrochemical and upstream petroleum markets.
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
The Industrial segment primarily includes construction and maintenance work in the iron and steel, mining and minerals, and agricultural industries. Our work in the mining and minerals industry is primarily for customers engaged in the extraction of copper. Our work in the agricultural industry includes the engineering and design of grain silos, docks and handling systems; the design of control system automation and materials handling for the food industry; and engineering, construction, process design and balance of plant work for fertilizer production facilities. We also perform work in bulk material handling, thermal vacuum chambers, and other industrial markets.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Results of Operations
(In thousands)

	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Gross revenues
Electrical Infrastructure	$103,158	$91,398	$191,183	$157,023
Oil Gas & Chemical	56,913	63,472	94,741	132,431
Storage Solutions	128,927	122,647	328,577	267,217
Industrial	25,026	48,390	47,753	89,725
Total gross revenues	$314,024	$325,907	$662,254	$646,396
Less: Inter-segment revenues
Oil Gas & Chemical	1,199	1,932	$6,485	$2,580
Storage Solutions	170	478	298	812
Industrial	—	(32)	1,035	144
Total inter-segment revenues	$1,369	$2,378	$7,818	$3,536
Consolidated revenues
Electrical Infrastructure	$103,158	$91,398	$191,183	$157,023
Oil Gas & Chemical	55,714	61,540	88,256	129,851
Storage Solutions	128,757	122,169	328,279	266,405
Industrial	25,026	48,422	46,718	89,581
Total consolidated revenues	$312,655	$323,529	$654,436	$642,860
Gross profit
Electrical Infrastructure	$7,225	$4,021	$12,475	$8,729
Oil Gas & Chemical	2,431	5,971	2,432	11,654
Storage Solutions	17,071	14,426	43,524	34,658
Industrial	1,485	5,587	2,059	9,548
Total gross profit	$28,212	$30,005	$60,490	$64,589
Operating income (loss)
Electrical Infrastructure	$2,164	$(723)	$3,221	$477
Oil Gas & Chemical	(1,950)	(3,029)	(4,855)	(1,613)
Storage Solutions	8,242	6,374	25,015	17,923
Industrial	(219)	2,313	(843)	3,249
Total operating income	$8,237	$4,935	$22,538	$20,036
Total assets by segment were as follows:

	December 31, 2016	June 30, 2016
Electrical Infrastructure	$159,388	$135,298
Oil Gas & Chemical	148,095	91,350
Storage Solutions	194,397	201,875
Industrial	78,348	67,569
Unallocated assets	55,562	68,875
Total segment assets	$635,790	$564,967

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
Revenue Recognition
Under percentage of completion accounting for fixed-priced contracts, contract revenues and earnings are recognized ratably over the contract term based on the proportion of actual costs incurred to total estimated costs. As of December 31, 2016, the Company is performing work on two previously announced significant multi-year projects that are contracted on a fixed price basis. The first project is expected to complete in fiscal 2017 and revenue will continue to decline as this project nears completion. The second project is expected to be completed in fiscal 2018.
On the project that is expected to be completed in fiscal 2018, the Company executed a change order in the second quarter that settled the claims outstanding on the effective date of the change order, updated the project schedule, and increased the contract value to allow for the recovery of increased costs. The settlement resulted in a second quarter reduction in earnings related to adjusting the gross profit margin and the percent complete on the project due to the increased project size. In addition, the change order contained provisions that require the achievement of defined schedule milestones to earn a portion of the additional contract value. At December 31, 2016, the Company’s schedule assessment indicates that it is probable that these schedule milestones will be achieved. Although this change order reduced the financial risk inherent in this project, it is possible that future changes in contract estimates, including those related to project costs, project timeline, and future change orders or claims, could occur and have a material positive or negative impact to our results of operations and financial position in subsequent accounting periods.
Goodwill
We performed our annual impairment test in the fourth quarter of fiscal 2016 to determine whether an impairment existed and to determine the amount of headroom. We define "headroom" as the percentage difference between the fair value of a reporting unit and its carrying value. The amount of headroom varies by reporting unit. Approximately 54% of our goodwill balance at May 31, 2016 was attributable to one reporting unit. This unit had headroom of 158%. The remaining goodwill was attributable to six reporting units, with headroom of between 17% and 488%. Our significant assumptions, including revenue growth rates, gross margins, discount rate, interest expense and other factors may change in light of changes in the economic and competitive environment in which we operate.
While the operating results for the Oil Gas & Chemical and Industrial segments indicated a small operating loss for the three and six months ended December 31, 2016, the Company does not consider these results to be a triggering event requiring the performance of an interim goodwill impairment test since the fundamentals of the industries driving these segments has not significantly deteriorated since the annual test was performed. The Company continues to consider these segments as core to its business and believes that current operating results are not indicative of future performance. The Company will continue to monitor its operating results for indicators of impairment and perform additional tests as necessary.
Other Intangible Assets
Intangible assets that have finite useful lives are amortized by the straight-line method over their useful lives ranging from 1 to 15 years. The Company evaluates intangible assets with finite lives for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not observe any events or circumstances during the three months ended December 31, 2016 that would indicate that the carrying value of its intangible assets may not be recoverable. The Company's evaluation included values assigned to customer relationships in the iron and steel industry which is currently experiencing short to medium term weakness. If the Company's view of this market adversely changes or if other factors develop which change our view of the value of these relationships, the Company will reevaluate this conclusion.

Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $14.4 million at December 31, 2016 and $10.3 million at June 30, 2016. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.
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
The Company applied the amendments requiring the recognition of excess tax benefits and tax deficiencies in income prospectively. As a result, the Company recognized $0.1 million and $0.5 million of excess tax benefits in its provision for income taxes during the three and six months ended December 31, 2016, respectively, which increased basic and diluted earnings per share by $0.01 and $0.02, respectively. Under the prior accounting standard, the Company would have recognized the excess tax benefits in equity as additional paid-in capital. The amendments relating to the presentation of excess tax benefits and tax deficiencies in the statement of cash flows were applied retrospectively. The effect of the retrospective adjustment was to eliminate the presentation of an operating cash outflow and a financing cash inflow for excess tax benefits on exercised stock options and vesting of deferred shares. These eliminations increased net cash provided by operating activities by $3.2 million and decreased net cash provided by financing activities by $3.2 million for the six months ended December 31, 2015. Net cash flows did not change as a result of the retrospective adjustment.

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
The Company adopted the ASU during the first quarter of fiscal 2017. Since the Company did not have any awards classified as liabilities due to statutory tax withholding requirements as of December 31, 2016, and since the Company already presented its cash outflows for reacquiring shares withheld for taxes as a financing activity in its statements of cash flows, these amendments did not have any impact on its financial statements upon adoption. The Company does not expect changes to employee withholdings for stock compensation to have a material impact to the financial statements.
Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
On June 16, 2016, the FASB issued ASU 2016-13, which will change how the Company accounts for its allowance for uncollectible accounts. The amendments in this update require a financial asset (or a group of financial assets) to be presented at the net amount expected to be collected. The income statement will reflect any increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount.
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
The Oil Gas & Chemical segment includes turnaround activities, plant maintenance, engineering and construction in the downstream and midstream petroleum industries. Our customers in these industries are engaged in refining crude oil and processing, fractionating, and marketing of natural gas and natural gas liquids. Another key offering is industrial cleaning services, which include hydroblasting, hydroexcavating, chemical cleaning and vacuum services. We also perform work in the petrochemical and upstream petroleum markets.
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
The Industrial segment primarily includes construction and maintenance work in the iron and steel, mining and minerals, and agricultural industries. Our work in the mining and minerals industry is primarily for customers engaged in the extraction of copper. Our work in the agricultural industry includes the engineering and design of grain silos, docks and handling systems; the design of control system automation and materials handling for the food industry; and engineering, construction, process design and balance of plant work for fertilizer production facilities. We also perform work in bulk material handling, thermal vacuum chambers, and other industrial markets.
Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015
Consolidated
Consolidated revenue was $312.7 million for the three months ended December 31, 2016, compared to $323.5 million in the same period in the prior fiscal year. On a segment basis, consolidated revenue decreased in the Industrial and Oil Gas & Chemical segments by $23.4 million and $5.8 million, respectively. These decreases were partially offset by increases in the Electrical Infrastructure and Storage Solutions segments of $11.8 million and $6.6 million, respectively.
Consolidated gross profit decreased from $30.0 million in the three months ended December 31, 2015 to $28.2 million in the three months ended December 31, 2016. Gross margin decreased to 9.0% in the three months ended December 31, 2016 compared to 9.3% in the same period in the prior fiscal year. The reduction in gross margin in fiscal 2017 is primarily attributable to lower direct margins and increased under recovery of construction overhead costs in the Oil Gas & Chemical and Industrial segments, which were partially offset by higher direct margins in the Storage Solutions and Electrical Infrastructure segments.
Consolidated SG&A expenses were $20.0 million in the three months ended December 31, 2016 compared to $25.1 million in the same period a year earlier. The decrease in SG&A expense in fiscal 2017 was primarily attributable to a non-routine bad debt charge of $5.2 million from a client bankruptcy in fiscal 2016. Fiscal 2017 SG&A expense included $0.7 million of acquisition and integration costs from the Houston Interests, LLC ("Houston Interests") acquisition (See Item 1. Financial Statements, Note 2 - Acquisitions).
Net interest expense was $0.5 million and $0.2 million in the three months ended December 31, 2016 and 2015, respectively. The higher interest expense in fiscal 2017 is primarily attributable to the higher average debt balance in the current year, which is largely attributable to the borrowings used to fund the Houston Interests acquisition.
Our effective tax rate for the three months ended December 31, 2016 was 32.8% and 32.1% in the same period a year earlier. The fiscal 2017 tax rate was positively impacted by a discrete item related to the excess tax benefit realized upon the vesting of deferred shares which is more fully described in Item 1. Financial Statements, Note 1 - Basis of Presentation and Accounting Policies. The fiscal 2016 tax rate was positively impacted by a $0.9 million discrete item primarily related to the retroactive application of the R&D tax credit and a foreign currency item related to our Canadian operations.

For the three months ended December 31, 2016, net income attributable to Matrix Service Company and the related fully diluted earnings per share were $5.3 million and $0.20 compared to $5.4 million and $0.20 in the same period a year earlier.
Electrical Infrastructure
Revenue for the Electrical Infrastructure segment increased $11.8 million to $103.2 million in the three months ended December 31, 2016 compared to $91.4 million in the same period a year earlier primarily as a result from continued work on a power generating facility being constructed in Canada. The gross margin of 7.0% in fiscal 2017 was impacted by a settlement adjustment on the project, which is more fully described in Note 3 - Uncompleted Contracts. The fiscal 2016 gross margin of 4.4% was negatively impacted by $5.4 million of charges on an acquired EPC joint venture project.
Oil Gas & Chemical
Revenue for the Oil Gas & Chemical segment was $55.7 million in the three months ended December 31, 2016 compared to $61.5 million in the same period a year earlier. The decrease of $5.8 million is related to lower volume across the business as refiners continue to limit spending as the result of continued volatility in commodity prices and market uncertainty. The gross margin was 4.4% for the three months ended December 31, 2016 compared to 9.7% in the same period last year. The gross margin for fiscal 2017 was affected by project execution and lower volume which led to the under recovery of overhead costs.
Storage Solutions
Revenue for the Storage Solutions segment was $128.8 million in the three months ended December 31, 2016 compared to $122.2 million in the same period a year earlier, an increase of $6.6 million. The increase is primarily attributable to increased activity on the previously announced project for the construction of crude gathering terminals that support the Dakota Access Pipeline and higher Canadian volumes. These increases were partially offset by lower volumes in our remaining domestic storage business. The gross margin was 13.3% in the three months ended December 31, 2016 and 11.8% in the three months ended December 31, 2015 as a result of effective project execution in both periods. Work on the terminals that support the Dakota Access Pipeline is expected to complete in fiscal 2017 and revenue will continue to decline as this project nears completion.
Industrial
Revenue for the Industrial segment decreased $23.4 million to $25.0 million in the three months ended December 31, 2016 compared to $48.4 million in the same period a year earlier. The decline in revenue is primarily attributable to lower business volumes in the iron and steel and mining markets, and lower revenue recognized on a large fertilizer project. The gross margin was 5.9% in the three months ended December 31, 2016 compared to 11.5% in the same period a year earlier. The fiscal 2017 gross margin was negatively impacted by the under recovery of construction overhead costs due to reduced volume and a higher percentage of lower margin iron and steel work. The fiscal 2016 gross margin was positively impacted by the mix of work and strong project execution.
Six Months Ended December 31, 2016 Compared to the Six Months Ended December 31, 2015
Consolidated
Consolidated revenue was $654.4 million for the six months ended December 31, 2016, compared to $642.9 million in the same period in the prior fiscal year. On a segment basis, consolidated revenue increased in the Storage Solutions and Electrical Infrastructure segments by $61.9 million and $34.2 million, respectively. These increases were partially offset by decreases in revenue in the Industrial and Oil Gas & Chemical segments of $42.9 million and $41.6 million, respectively.
Consolidated gross profit decreased from $64.6 million in the six months ended December 31, 2015 to $60.5 million in the six months ended December 31, 2016. Gross margin decreased to 9.2% in the six months ended December 31, 2016 compared to 10.0% in the same period in the prior fiscal year. The reduction in gross margin in fiscal 2017 is primarily attributable to lower direct margins and increased under recovery of construction overhead costs in the Oil Gas & Chemical and Industrial segments, which were partially offset by higher direct margins in the Storage Solutions segment.
Consolidated SG&A expenses were $38.0 million in the six months ended December 31, 2016 compared to $44.6 million in the same period a year earlier. The decrease in SG&A expense in fiscal 2017 was primarily attributable to a non-routine bad debt charge of $5.2 million from a client bankruptcy in fiscal 2016. Fiscal 2017 SG&A expense included $0.7 million of acquisition and integration costs from the Houston Interests acquisition.

Net interest expense was $0.7 million and $0.4 million in the six months ended December 31, 2016 and 2015, respectively.
Our effective tax rate for the six months ended December 31, 2016 was 33.3% and 33.8% in the same period a year earlier. The fiscal 2017 tax rate was positively impacted by a discrete item related to the excess tax benefit realized upon the vesting of deferred shares which is more fully described in Note 1 - Basis of Presentation and Accounting Policies. The fiscal 2016 tax rate was positively impacted by a discrete item related to our Canadian operations.
For the six months ended December 31, 2016, net income attributable to Matrix Service Company and the related fully diluted earnings per share were $14.6 million and $0.54 compared to $15.4 million and $0.56 in the same period a year earlier.
Electrical Infrastructure
Revenue for the Electrical Infrastructure segment increased $34.2 million to $191.2 million in the six months ended December 31, 2016 compared to $157.0 million in the same period a year earlier primarily as a result of continued work on a power generating facility being constructed in Canada. The fiscal 2017 gross margin was 6.5% compared to 5.6% in the same period last year. The gross margin in fiscal 2017 was negatively affected by the settlement charge on the project, which is more fully described in Note 3 - Uncompleted Contracts, and the gross margin in fiscal 2016 was impacted by $5.5 million of charges on an acquired EPC joint venture project.
Oil Gas & Chemical
Revenue for the Oil Gas & Chemical segment was $88.3 million in the six months ended December 31, 2016 compared to $129.9 million in the same period a year earlier. The decrease of $41.6 million is related to lower volume across the business as refiners continue to limit spending as the result of continued volatility in commodity prices and market uncertainty. The gross margin was 2.8% for the six months ended December 31, 2016 compared to 9.0% in the same period last year. The gross margin for fiscal 2017 was affected by lower volume which led to the under recovery of overhead costs and project execution.
Storage Solutions
Revenue for the Storage Solutions segment was $328.3 million in the six months ended December 31, 2016 compared to $266.4 million in the same period a year earlier, an increase of $61.9 million. The increase is primarily attributable to increased activity on a previously announced project for the construction of crude gathering terminals that support the Dakota Access Pipeline and higher Canadian volumes. These increases were partially offset by lower volumes in our remaining domestic storage business. The gross margin was 13.3% in the six months ended December 31, 2016 and 13.0% in the six months ended December 31, 2015 as a result of effective project execution in both periods. Work on the terminals that support the Dakota Access Pipeline is expected to complete in fiscal 2017 and revenue will continue to decline as this project nears completion.
Industrial
Revenue for the Industrial segment decreased $42.9 million to $46.7 million million in the six months ended December 31, 2016 compared to $89.6 million in the same period a year earlier. The decline in revenue is primarily attributable to lower business volumes in the iron and steel and mining markets, and lower revenue recognized on a large fertilizer project. The gross margin was 4.4% in the six months ended December 31, 2016 compared to 10.7% in the same period a year earlier. The fiscal 2017 gross margin was negatively impacted by the under recovery of construction overhead costs due to reduced volume and a higher percentage of lower margin iron and steel work. The fiscal 2016 gross margin was positively impacted by the mix of work and strong project execution.
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
The following table provides a summary of changes in our backlog for the three months ended December 31, 2016:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of September 30, 2016	$354,286	$179,274	$198,141	$54,911	$786,612
Project awards	87,285	59,443	116,107	47,501	310,336
Acquired backlog from Houston Interests	—	26,502	—	3,195	29,697
Revenue recognized	(103,158)	(55,714)	(128,757)	(25,026)	(312,655)
Backlog as of December 31, 2016	$338,413	$209,505	$185,491	$80,581	$813,990
The following table provides a summary of changes in our backlog for the six months ended December 31, 2016:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2016	$369,791	$91,478	$359,013	$48,390	$868,672
Project awards	159,805	179,781	154,757	75,714	570,057
Acquired backlog from Houston Interests	—	26,502	—	3,195	29,697
Revenue recognized	(191,183)	(88,256)	(328,279)	(46,718)	(654,436)
Backlog as of December 31, 2016	$338,413	$209,505	$185,491	$80,581	$813,990
Project awards in all segments are cyclical and are typically the result of a sales process that can take several months to complete. Backlog in the Storage Solutions and Electrical Infrastructure segments generally have the greatest volatility because individual project awards can be less frequent and more significant.
The change in backlog in the Electrical Infrastructure segment during the six months ended December 31, 2016 is mainly attributable to the work related to the previously announced Napanee Power Generating Station project largely offset by power delivery awards which continue to meet the Company's expectations.
The increase in backlog in the Oil, Gas & Chemical segment during the six months ended December 31, 2016 is mainly attributable to backlog acquired from Houston Interests and increased project awards such as the previously announced Ultra-Low Gasoline Project awarded by KBR, Inc.
The decline in backlog in the Storage Solutions segment during the six months ended December 31, 2016 is attributable to the work related to the previously announced project for the construction of terminals supporting the Dakota Access Pipeline. In addition, a more cautious approach to decision-making on the part of clients, more stringent financial and regulatory requirements, and prolonged market uncertainty is delaying the timing of awards.
The increase in backlog in the Industrial segment during the six months ended December 31, 2016 is primarily attributable to increased project awards, including an award for a thermal vacuum chamber project during the second quarter.
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
Impact of Commodity Price Volatility and Market Uncertainty
The prolonged decline in crude prices continues to impact our income from operations and project awards, particularly in the Oil Gas & Chemical and Storage Solutions segments. The Industrial segment continues to be negatively impacted by the low prices of other commodities, principally steel and copper. The decline in commodity prices has not had, and we do not expect a significant impact on the Electrical Infrastructure segment.
Our Oil Gas & Chemical segment continues to see lower volumes of routine maintenance and turnaround work as well as award delays caused by slower than expected improvements in commodity pricing and regulatory uncertainties. If commodity prices remain at current levels or the current uncertainty continues, spending levels may continue to be reduced.
In our Storage Solutions segment, our customers continue to take a long-term view of the market, but continue to be cautious short-term. Based on current market conditions, we are seeing a continued reduction in customer spending and project award delays. Although we are seeing signs of market improvement, we cannot predict the direction of commodity prices or our customers’ ultimate reaction to the market and therefore cannot predict the magnitude of the impact to our future earnings.
In the Industrial segment, our iron and steel customers are facing challenges related to the import of cheaper foreign steel, global steel production over-capacity and the strong United States Dollar, which continues to be a headwind for steel exports. These conditions have reduced steel mill utilization in the U.S., which has reduced the capital, expansion and elective maintenance spending of our customers. Although we are seeing some encouraging political developments with respect to U.S. trade, we do not expect higher levels of spending until the factors that led to lower steel mill utilization are relieved. In the mining and minerals markets, we continue to see lower spending due to the softness of other commodity prices. However, copper prices, to which our clients are particularly exposed, have increased in recent months.
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

A reconciliation of EBITDA to net income follows:

	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(In thousands)
Net income attributable to Matrix Service Company	$5,250	$5,431	$14,592	$15,372
Interest expense	497	252	740	515
Provision for income taxes	2,563	1,477	7,298	6,553
Depreciation and amortization	5,084	5,291	9,988	10,720
EBITDA	$13,394	$12,451	$32,618	$33,160

FINANCIAL CONDITION AND LIQUIDITY
Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the six months ended December 31, 2016 were cash on hand, capacity under our senior revolving credit facility and cash generated from operations before consideration of changes in working capital. Cash on hand at December 31, 2016 totaled $66.2 million and availability under the senior revolving credit facility totaled $162.2 million resulting in available liquidity of $228.4 million.
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

As discussed under the caption "Senior Revolving Credit Facility" included in this Financial Condition and Liquidity section of the Form 10-Q, our Credit Agreement includes a Senior Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, during any Acquisition Adjustment Period and 2.5 times Consolidated EBITDA at all other times, over the previous four quarters.

Cash Flow for the Six Months Ended December 31, 2016
Cash Flows Used by Operating Activities
Cash used by operating activities for the six months ended December 31, 2016 totaled $30.9 million. The various components are as follows:

Net Cash Used by Operating Activities
(In thousands)

Net income	$14,592
Non-cash expenses	13,370
Deferred income tax	970
Cash effect of changes in working capital	(59,973)
Other	133
Net cash used by operating activities	$(30,908)
Working capital changes, net of effects from acquisitions, at December 31, 2016 in comparison to June 30, 2016 include the following:

•
Accounts receivable, net of bad debt expense recognized during the period, increased by $49.0 million during the six months ended December 31, 2016. The variance is primarily attributable to the timing of billing and collections on our previously announced projects for the construction of terminals supporting the Dakota Access Pipeline and the Napanee Power Generating Station.

•
Accounts payable decreased by $34.3 million during the six months ended December 31, 2016. The variance is primarily attributable to the timing of vendor payments. Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") decreased $24.4 million while billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") increased $4.9 million. The net change in CIE and BIE increased cash $29.3 million for the six months ended December 31, 2016. CIE and BIE balances can experience significant fluctuations based on the timing of when job costs are incurred, the invoicing of those job costs to the customer, and other working capital management factors.

Cash Flows Used for Investing Activities
Investing activities used $43.8 million of cash in the six months ended December 31, 2016 primarily due to the Houston Interests acquisition, which used $39.8 million, and $4.2 million of capital expenditures. Capital expenditures consisted of purchases of: $2.0 million for office equipment, $1.1 million for construction equipment, $0.7 million for transportation and fabrication equipment, and $0.4 million for land and buildings. Proceeds from asset sales provided $0.2 million of cash.
Cash Flows Provided by Financing Activities
Financing activities provided $70.4 million of cash in the six months ended December 31, 2016 primarily due to net borrowings of $72.4 million under our credit facility that were partially offset by the repurchase of $2.3 million of Company stock for payment of withholding taxes due on equity-based compensation. The net borrowings under our credit facility were primarily used to fund $46.0 million of cash purchase price for the Houston Interests acquisition and working capital needs of our Canadian business.

Senior Revolving Credit Facility
As noted previously in Note 5 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, the Company amended its senior secured revolving credit facility on December 12, 2016 (the "Credit Agreement"). The amendments are as follows:

•	The aggregate revolving loan capacity increased from $200.0 million to $250.0 million.

•	The maximum aggregate amount, or sublimit, for Canadian Dollar loans was increased from U.S. $40.0 million to U.S. $50.0 million.

•
During any Acquisition Adjustment Period, as defined in the amended credit agreement, the Company's Senior Leverage Ratio, as defined in the amended credit agreement, may not exceed 3.00 to 1.00. At all other times, the Senior Leverage Ratio may not exceed 2.50 to 1.00.

The Credit Agreement includes a Senior Leverage Ratio covenant - which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA during any Acquisition Adjustment Period and may not exceed 2.5 times Consolidated EBITDA at all other times, over the previous four quarters. For the four quarters ended December 31, 2016, Consolidated EBITDA, as defined in the Credit Agreement, was $84.0 million. Consolidated Funded Indebtedness at December 31, 2016 was $80.0 million.
Availability under the senior credit facility at December 31, 2016 was as follows:

	December 31, 2016	June 30, 2016
	(In thousands)
Senior revolving credit facility	$250,000	$200,000
Capacity constraint due to the Senior Leverage Ratio	—	20,138
Capacity under the credit facility	250,000	179,862
Borrowings outstanding	72,412	—
Letters of credit	15,378	20,755
Availability under the senior revolving credit facility	$162,210	$159,107
Outstanding borrowings at December 31, 2016 under our Credit Agreement were primarily used to fund the acquisition of Houston Interests (See Part 1, Item 1, Note 2 - Acquisitions) and working capital needs in our Canadian business due to the timing of collections and disbursements on the previously announced power generating project.
At December 31, 2016, the Company was in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.
New Credit Agreement
On February 8, 2017, the Company entered into the Fourth Amended and Restated Credit Agreement (the "New Credit Agreement"), by and among the Company and certain foreign subsidiaries, as Borrowers, various subsidiaries of the Company, as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Lead Arranger and Sole Bookrunner, and the other Lenders party thereto, which replaced the Third Amended and Restated Credit Agreement dated as of November 7, 2011, as previously amended (the "Prior Credit Agreement").
The New Credit Agreement provides for a five-year senior secured revolving credit facility of $300.0 million that expires February 8, 2022, which replaces the $250.0 million senior secured revolving credit facility under the Prior Credit Agreement. The new credit facility may be used for working capital, acquisitions, capital expenditures, issuances of letters of credit and other lawful purposes.

The New Credit Agreement includes the following covenants and borrowing limitations:

•	Our Leverage Ratio, determined as of the end of each fiscal quarter, may not exceed 3.00 to 1.00.

•	As with the Prior Credit Agreement, we are required to maintain a Fixed Charge Coverage Ratio, determined as of the end of each fiscal quarter, greater than or equal to 1.25 to 1.00.

•
Asset dispositions (other than dispositions in which 100% of the net cash proceeds therefrom are reinvested into the Company and dispositions of inventory and obsolete or unneeded equipment in the ordinary course of business) are limited to $20.0 million per 12-month period.

The new credit facility will include a sub-facility for revolving loans denominated in Australian Dollars, Canadian Dollars, Euros and Pounds Sterling in an aggregate amount not to exceed the U.S. Dollar equivalent of $75.0 million and a $200.0 million sublimit for letters of credit. Each revolving borrowing under the New Credit Agreement will bear interest at a rate per annum equal to:

•	The ABR or the Adjusted LIBO Rate, in the case of revolving loans denominated in U.S. Dollars;

•	The Canadian Prime Rate or the CDOR rate, in the case of revolving loans denominated in Canadian Dollars;

•	The Adjusted LIBO Rate, in the case of revolving loans denominated in Pounds Sterling or Australian Dollars;

•	The EURIBO Rate, in the case of revolving loans denominated in Euros,

in each case, plus the Applicable Margin, which is based on the Company's Leverage Ratio. The Applicable Margin on ABR loans ranges between 0.625% and 1.625%. The Applicable Margin for Adjusted LIBO, EURIBO and CDOR loans ranges between 1.625% and 2.625% and the Applicable Margin for Canadian Prime Rate loans ranges between 2.125% and 3.125%.
The unused credit facility fee is between 0.20% and 0.45% based on the Leverage Ratio.
Dividend Policy
We have never paid cash dividends on our common stock, and the terms of our New Credit Agreement limit the amount of cash dividends we can pay. Under our New Credit Agreement, we may declare and pay dividends on our capital stock during any fiscal year up to an amount which, when added to all other dividends paid during such fiscal year, does not exceed 50% of our cumulative net income for such fiscal year to such date. While we currently do not intend to pay cash dividends, any future dividend payments will depend on our financial condition, capital requirements and earnings as well as other relevant factors.
Stock Repurchase Program and Treasury Shares
Treasury Shares
On December 12, 2016, the Board of Directors approved a new stock buyback program (the "December 2016 Program"). Under the December 2016 Program, the Company may repurchase common stock of the Company in any calendar year commencing with calendar year 2016 and continuing through calendar year 2018, up to a maximum of $25.0 million per calendar year. The Company may repurchase its stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. The December 2016 Program will continue through December 31, 2018 unless and until revoked by the Board of Directors. No shares have been repurchased under the December 2016 Program as of December 31, 2016.
In addition to the stock buyback program, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix withheld 133,322 shares in the first six months of fiscal 2017 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares.
The Company has 1,299,574 treasury shares as of December 31, 2016 and intends to utilize these treasury shares solely in connection with equity awards under the Company’s stock incentive plans.

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
These forward-looking statements include, among others, such things as:

•	the impact to our business of crude oil, natural gas and other commodity prices;

•	amounts and nature of future revenues and margins from each of our segments;

•	trends in the industries we serve;

•	our ability to generate sufficient cash from operations or to raise cash in order to meet our short and long-term capital requirements;

•	the likely impact of new or existing regulations or market forces on the demand for our services;

•	expansion and other trends of the industries we serve;

•	our expectations with respect to the likelihood of a future impairment; and

•	our ability to comply with the covenants in our credit agreement.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2016.
We have completed the acquisition of Houston Interests, effective December 12, 2016. We are in the process of assessing and, to the extent necessary, making changes to the internal control over financial reporting of Houston Interests to conform such internal control to that used in our other operations. However, we are not yet required to evaluate, and have not yet fully evaluated, changes in Houston Interests' internal control over financial reporting. Subject to the foregoing, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended December 31, 2016.

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
The table below sets forth the information with respect to purchases made by the Company of its common stock during the second quarter of fiscal year 2017.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (C)
October 1 to October 31, 2016
Share Repurchase Program (A)	—	$—	—	2,369,627
Employee Transactions (B)	323	$18.41	—
November 1 to November 30, 2016
Share Repurchase Program (A)	—	$—	—	2,369,627
Employee Transactions (B)	16,217	$19.64	—
December 1 to December 31, 2016
Share Repurchase Program (A)	—	$—	—	3,303,965
Employee Transactions (B)	3,020	$22.45	—

(A)	Represents shares purchased under our stock buyback program.

(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

(C)
On December 12, 2016, the Board of Directors approved a new stock buyback program (the "December 2016 Program"). Under the December 2016 Program, the Company may repurchase common stock of the Company in any calendar year commencing with calendar year 2016 and continuing through calendar year 2018, up to a maximum of $25.0 million per calendar year. The Company may repurchase its stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. The December 2016 Program will continue through December 31, 2018 unless and until revoked by the Board of Directors. The amount shown for the maximum number of shares that may yet be purchased for October and November represents the number of shares that could have been purchased under the Company’s prior buyback program. The amount shown as the maximum number of shares that may yet be purchased for December under the December 2016 Program was calculated using the closing price of our stock on the last trading day of December 2016 and the cumulative limit of $75.0 million remaining under the program, based on the annual limit then in effect at that time.

Dividend Policy
We have never paid cash dividends on our common stock, and the terms of our New Credit Agreement limit the amount of cash dividends we can pay. Under our New Credit Agreement, we may declare and pay dividends on our capital stock during any fiscal year up to an amount which, when added to all other dividends paid during such fiscal year, does not exceed 50% of our cumulative net income for such fiscal year to date. While we currently do not intend to pay cash dividends, any future dividend payments will depend on our financial condition, capital requirements and earnings as well as other relevant factors.

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
Item 5. Other Information
On February 8, 2017, the Company entered into the Fourth Amended and Restated Credit Agreement (the "New Credit Agreement"), by and among the Company and certain foreign subsidiaries, as Borrowers, various subsidiaries of the Company, as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Lead Arranger and Sole Bookrunner, and the other Lenders party thereto, which replaced the Third Amended and Restated Credit Agreement dated as of November 7, 2011, as previously amended. Key provisions of the New Credit Agreement are discussed in Note 5 of Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 6. Exhibits:

Exhibit 2.1
Membership Interest Purchase Agreement dated as of December 12, 2016 among Matrix PDM Engineering, Inc., as purchaser, the C. Douglas Houston Revocable Trust U/T/A dated November 21, 2016, as seller, and C. Douglas Houston, as seller representative (Exhibit 2 to the Company’s Current Report on Form 8-K filed December 16, 2016 (File No. 001-15461), is hereby incorporated by reference).

Exhibit 3.1
Amended and Restated Certificate of Incorporation of Matrix Service Company (Appendix A to the Company’s Proxy Statement filed October 7, 2016 (File No. 001-15461), is hereby incorporated by reference).

Exhibit 3.2
Amended and Restated Bylaws of Matrix Service Company (Effective November 11, 2016) (Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 15, 2016 (File No. 001-15461), is hereby incorporated by reference).

Exhibit 10.1*:	Form of Amended and Restated Severance Agreement (Exhibit 10 to the Company's Current Report on Form 8-K filed November 15, 2016 (File No. 001-15461), is hereby incorporated by reference).

Exhibit 10.2*:	Form of Restricted Stock Unit Award Agreement for directors (Matrix Service Company 2016 Stock and Incentive Compensation Plan).

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Exhibit 95:	Mine Safety Disclosure.

Exhibit 101.INS:	XBRL Instance Document.

Exhibit 101.SCH:	XBRL Taxonomy Schema Document.

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document.
________________
* Management Contract or Compensatory Plan.
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date:	February 9, 2017	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer

EXHIBIT INDEX

Exhibit 2.1
Membership Interest Purchase Agreement dated as of December 12, 2016 among Matrix PDM Engineering, Inc., as purchaser, the C. Douglas Houston Revocable Trust U/T/A dated November 21, 2016, as seller, and C. Douglas Houston, as seller representative (Exhibit 2 to the Company’s Current Report on Form 8-K filed December 16, 2016 (File No. 001-15461), is hereby incorporated by reference).

Exhibit 3.1
Amended and Restated Certificate of Incorporation of Matrix Service Company (Appendix A to the Company’s Proxy Statement filed October 7, 2016 (File No. 001-15461), is hereby incorporated by reference).

Exhibit 3.2
Amended and Restated Bylaws of Matrix Service Company (Effective November 11, 2016) (Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 15, 2016 (File No. 001-15461), is hereby incorporated by reference).

Exhibit 10.1*:	Form of Amended and Restated Severance Agreement (Exhibit 10 to the Company's Current Report on Form 8-K filed November 15, 2016 (File No. 001-15461), is hereby incorporated by reference).

Exhibit 10.2*:	Form of Restricted Stock Unit Award Agreement for directors (Matrix Service Company 2016 Stock and Incentive Compensation Plan).

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Exhibit 95:	Mine Safety Disclosure.

Exhibit 101.INS:	XBRL Instance Document.

Exhibit 101.SCH:	XBRL Taxonomy Schema Document.

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________
* Management Contract or Compensatory Plan.