Form 10-Q
period 2017-03-31
MATRIX SERVICE CO
filed 2017-05-10
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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
____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Inter Active Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2017 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,600,094 shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Revenues	$251,237	$309,422	$905,673	$952,282
Cost of revenues	253,851	282,119	847,797	860,390
Gross profit (loss)	(2,614)	27,303	57,876	91,892
Selling, general and administrative expenses	18,596	20,956	56,548	65,509
Operating income (loss)	(21,210)	6,347	1,328	26,383
Other income (expense):
Interest expense	(833)	(241)	(1,573)	(756)
Interest income	73	56	111	147
Other	(51)	(109)	3	(311)
Income (loss) before income tax expense	(22,021)	6,053	(131)	25,463
Provision (benefit) for federal, state and foreign income taxes	(8,521)	2,507	(1,223)	9,060
Net income (loss)	(13,500)	3,546	1,092	16,403
Less: Net income (loss) attributable to noncontrolling interest	321	(811)	321	(3,326)
Net income (loss) attributable to Matrix Service Company	$(13,821)	$4,357	$771	$19,729

Basic earnings (loss) per common share	$(0.52)	$0.16	$0.03	$0.74
Diluted earnings (loss) per common share	$(0.52)	$0.16	$0.03	$0.73
Weighted average common shares outstanding:
Basic	26,594	26,758	26,511	26,651
Diluted	26,594	27,054	26,838	27,191
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Net income (loss)	$(13,500)	$3,546	$1,092	$16,403
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss) (net of tax expense (benefit) of ($5) and $100 for the three and nine months ended March 31, 2017, respectively, and ($166) and $218 for the three and nine months ended March 31, 2016, respectively)	1,035	2,754	(962)	(1,061)
Comprehensive income (loss)	(12,465)	6,300	130	15,342
Less: Comprehensive income (loss) attributable to noncontrolling interest	321	(811)	321	(3,326)
Comprehensive income (loss) attributable to Matrix Service Company	$(12,786)	$7,111	$(191)	$18,668
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	March 31, 2017	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$39,697	$71,656
Accounts receivable, less allowances (March 31, 2017— $9,247 and June 30, 2016—$8,403)	223,338	190,434
Costs and estimated earnings in excess of billings on uncompleted contracts	69,986	104,001
Inventories	3,926	3,935
Income taxes receivable	5,314	9
Other current assets	7,373	5,411
Total current assets	349,634	375,446
Property, plant and equipment at cost:
Land and buildings	39,826	39,224
Construction equipment	93,178	90,386
Transportation equipment	48,156	49,046
Office equipment and software	36,284	29,577
Construction in progress	5,827	7,475
Total property, plant and equipment - at cost	223,271	215,708
Accumulated depreciation	(141,308)	(130,977)
Property, plant and equipment - net	81,963	84,731
Goodwill	113,182	78,293
Other intangible assets	27,781	20,999
Deferred income taxes	5,663	3,719
Other assets	2,045	1,779
Total assets	$580,268	$564,967
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	March 31, 2017	June 30, 2016
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$97,271	$141,445
Billings on uncompleted contracts in excess of costs and estimated earnings	75,424	58,327
Accrued wages and benefits	25,102	27,716
Accrued insurance	8,804	9,246
Income taxes payable	148	2,675
Other accrued expenses	8,314	6,621
Total current liabilities	215,063	246,030
Deferred income taxes	377	3,198
Borrowings under senior revolving credit facility	44,139	—
Other liabilities	472	173
Total liabilities	260,051	249,401
Commitments and contingencies
Stockholders’ equity:
Matrix Service Company stockholders' equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of March 31, 2017, and June 30, 2016; 26,594,319 and 26,297,145 shares outstanding as of March 31, 2017 and June 30, 2016	279	279
Additional paid-in capital	126,513	127,058
Retained earnings	223,928	223,157
Accumulated other comprehensive loss	(7,807)	(6,845)
	342,913	343,649
Less: Treasury stock, at cost — 1,293,898 shares as of March 31, 2017, and 1,591,072 shares as of June 30, 2016	(22,696)	(26,907)
Total Matrix Service Company stockholders’ equity	320,217	316,742
Noncontrolling interest	—	(1,176)
Total stockholders' equity	320,217	315,566
Total liabilities and stockholders’ equity	$580,268	$564,967
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	March 31, 2017	March 31, 2016
Operating activities:
Net income	$1,092	$16,403
Adjustments to reconcile net income to net cash used by operating activities, net of effects from acquisitions:
Depreciation and amortization	15,839	16,139
Deferred income tax	(4,665)	1,413
Gain on sale of property, plant and equipment	(366)	(111)
Provision for uncollectible accounts	900	5,684
Stock-based compensation expense	5,467	5,023
Other	211	179
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects from acquisitions:
Accounts receivable	(23,531)	23,684
Costs and estimated earnings in excess of billings on uncompleted contracts	34,761	(6,575)
Inventories	9	568
Other assets and liabilities	(9,668)	(5,461)
Accounts payable	(45,690)	(3,492)
Billings on uncompleted contracts in excess of costs and estimated earnings	5,449	(29,895)
Accrued expenses	(5,417)	983
Net cash provided (used) by operating activities	(25,609)	24,542
Investing activities:
Acquisitions (Note 2)	(40,819)	(13,049)
Acquisition of property, plant and equipment	(8,475)	(11,746)
Proceeds from asset sales	1,145	258
Net cash used by investing activities	$(48,149)	$(24,537)

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	March 31, 2017	March 31, 2016
Financing activities:
Advances under senior revolving credit facility	$106,168	$2,753
Repayments of advances under senior revolving credit facility	(62,029)	(7,712)
Payment of debt amendment fees	(822)	—
Open market purchase of treasury shares	—	(5,460)
Issuances of common stock	234	578
Proceeds from issuance of common stock under employee stock purchase plan	253	261
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(2,288)	(4,540)
Capital contributions from noncontrolling interest	855	10,892
Repayment of acquired long-term debt	—	(1,858)
Net cash provided (used) by financing activities	42,371	(5,086)
Effect of exchange rate changes on cash and cash equivalents	(572)	(755)
Decrease in cash and cash equivalents	(31,959)	(5,836)
Cash and cash equivalents, beginning of period	71,656	79,239
Cash and cash equivalents, end of period	$39,697	$73,403
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$11,679	$9,192
Interest	$1,266	$789
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$846	$401
Acquisition of long-term debt	$—	$1,858

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Non-Controlling Interest	Total
Balances, July 1, 2016	$279	$126,958	$223,257	$(26,907)	$(6,845)	$(1,176)	$315,566
Retrospective adjustment upon adoption of ASU 2016-09 (see Note 1)	—	100	(100)	—	—	—	—
Balances, July 1, 2016, as adjusted	279	127,058	223,157	(26,907)	(6,845)	(1,176)	315,566
Capital contributions from noncontrolling interest	—	—	—	—	—	855	855
Net income	—	—	771	—	—	321	1,092
Other comprehensive loss	—	—	—	—	(962)	—	(962)
Treasury shares sold to Employee Stock Purchase Plan (12,734 shares)	—	18	—	235	—	—	253
Exercise of stock options (22,913 shares)	—	(290)	—	524	—	—	234
Issuance of deferred shares (395,780 shares)	—	(5,740)	—	5,740	—	—	—
Treasury shares purchased to satisfy tax withholding obligations (134,253 shares)	—	—	—	(2,288)	—	—	(2,288)
Stock-based compensation expense	—	5,467	—	—	—	—	5,467
Balances, March 31, 2017	$279	$126,513	$223,928	$(22,696)	$(7,807)	$—	$320,217

Balances, July 1, 2015	$279	$123,038	$194,394	$(18,489)	$(5,926)	$(8,742)	$284,554
Capital contributions from noncontrolling interest	—	—	—	—	—	10,892	10,892
Net income (loss)	—	—	19,729	—	—	(3,326)	16,403
Other comprehensive loss	—	—	—	—	(1,061)	—	(1,061)
Treasury shares sold to Employee Stock Purchase Plan (13,003 shares)	—	142	—	119	—	—	261
Exercise of stock options (62,137 shares)	—	7	—	571	—	—	578
Issuance of deferred shares (623,443 shares)	—	(5,777)	—	5,777	—	—	—
Treasury shares purchased to satisfy tax withholding obligations (202,916 shares)	—	—	—	(4,540)	—	—	(4,540)
Tax effect of exercised stock options and vesting of deferred shares	—	3,222	—	—	—	—	3,222
Open market purchase of treasury shares ( 330,000 shares)	—	—	—	(5,460)	—	—	(5,460)
Stock-based compensation expense	—	5,023	—	—	—	—	5,023
Balances, March 31, 2016	$279	$125,655	$214,123	$(22,022)	$(6,987)	$(1,176)	$309,872
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2016, included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the nine month period ended March 31, 2017 may not necessarily be indicative of the results of operations for the full year ending June 30, 2017.
Recently Issued Accounting Standards
Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606)
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The ASU also requires entities to disclose both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU's disclosure requirements are significantly more comprehensive than those in existing revenue standards. The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification ("ASC"). The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted on a limited basis.
Management is currently evaluating the impact of adopting the ASU on the Company's financial position, results of operations, cash flows and related disclosures. Adoption of this ASU is expected to affect the manner in which the Company determines the unit of account for its projects (i.e., performance obligations). Under existing guidance, the Company typically has multiple units of account for large complex projects. Upon adoption, the Company expects that similar projects may have fewer units of account, possibly just one unit of account in some cases, which will result in a more constant recognition of revenue and profit over the term of the project. The Company will adopt this standard on July 1, 2018 using the modified retrospective method of application, which may result in a cumulative effect adjustment to retained earnings as of the date of adoption.
Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
On August 27, 2014, the FASB issued ASU 2014-15, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity, and consistency of related disclosures and improve convergence with international financial reporting standards ("IFRS") (which emphasize management’s responsibility for performing the going-concern assessment). However, the time horizon for the assessment (look-forward period) and the disclosure thresholds under U.S. GAAP and IFRS will continue to differ. The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Accounting Standards Update 2016-02, Leases (Topic 842)
On February 25, 2016, the FASB issued ASU 2016-02. The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, but we do not plan to do so at this time.
We are currently evaluating the ASU's expected impact on our financial statements. Note 8 of Item 8. Financial Statements and Supplementary Data in our 2016 Form 10-K provides information about the timing and amount of future operating lease payments, which we believe is indicative of the materiality of adoption of the ASU to our financial statements.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company applied the amendments requiring the recognition of excess tax benefits and tax deficiencies in income prospectively. As a result, the Company recognized $0.5 million of excess tax benefits in its provision for income taxes during the nine months ended March 31, 2017, which increased basic and diluted earnings per share by $0.02. No material excess tax benefits or deficiencies were recognized during the three months ended March 31, 2017. Under the prior accounting standard, the Company would have recognized the excess tax benefits in equity as additional paid-in capital. The amendments relating to the presentation of excess tax benefits and tax deficiencies in the statement of cash flows were applied retrospectively. The effect of the retrospective adjustment was to eliminate the presentation of an operating cash outflow and a financing cash inflow for excess tax benefits on exercised stock options and vesting of deferred shares. These eliminations increased net cash provided by operating activities by $3.2 million and decreased net cash provided by financing activities by $3.2 million for the nine months ended March 31, 2016. Net cash flows did not change as a result of the retrospective adjustment.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accounting Standards Update 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
On January 26, 2017, the FASB issued ASU 2017-04, which simplifies the goodwill impairment test by eliminating step two from the procedure. Previously, goodwill was tested for impairment by performing a two-step test. The first step involves determining the fair value of a reporting unit and comparing it to the carrying amount of the reporting unit's net assets. If the fair value of the reporting unit is less than its carrying amount, then the goodwill assigned to that reporting unit is determined to be impaired and step two must then be completed to measure the amount of the impairment. Step two involved measuring the reporting unit's assets and liabilities at fair value following a process similar to determining the fair value of assets acquired and liabilities assumed in a business combination. The net fair value of the assets acquired and liabilities assumed was then compared to the fair value of the reporting unit in order to compute the implied goodwill for the reporting unit. The difference between the carrying amount of the reporting unit's goodwill and the amount of the implied goodwill computed was the amount of the goodwill impairment to be recognized. Under ASU 2017-04, instead of performing step two of the test, the Company will recognize an impairment charge to the extent a reporting unit's fair value is less than the carrying amount of its net assets, as indicated by step one of the test.
The standard must be applied prospectively and must by adopted in fiscal years beginning after December 15, 2019. Early adoption is permitted and the Company is currently evaluating whether to adopt early. The Company's annual goodwill impairment test will be performed as of May 31, 2017.
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
The Company purchased all of the equity interests of Houston Interests for $40.8 million in cash, net of working capital adjustments and cash acquired. The consideration paid is as follows (in thousands):

Cash paid for equity interest	$46,000
Cash paid for working capital	5,150
Less: cash acquired	(10,331)
Net purchase price	$40,819
The Company funded the equity interest portion of the consideration paid from borrowings under the Company's senior secured revolving credit facility (See Note 5). The purchase of working capital was paid with cash on hand.

The net purchase price was allocated to the major categories of assets and liabilities based on their estimated fair value at the acquisition date.
The following table summarizes the preliminary net purchase price allocation (in thousands):

Current assets	$21,804
Property, plant and equipment	942
Goodwill	35,048
Other intangible assets	10,220
Total assets acquired	68,014
Current liabilities	16,674
Other liabilities	190
Net assets acquired	51,150
Cash	10,331
Net purchase price	$40,819
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
The Company has agreed to pay the previous owners up to $2.6 million for any unused portion of acquired warranty obligations outstanding as of June 30, 2017. In addition, the sellers have agreed to reimburse the Company for any warranty costs incurred in connection with the acquired warranties in excess of $2.6 million. All acquired warranties will expire by June 30, 2017. Any amounts paid to or received from the seller will be accounted for as a working capital adjustment, which will be reflected as a change to the net purchase price. No payments have been made to the seller for any unused portion of acquired warranty obligations as of March 31, 2017.
The Company incurred $0.1 million and $0.5 million of expenses related to closing the acquisition during the three and nine months ended March 31, 2017, which were included within selling, general and administrative expenses in the consolidated statements of income. During the three and nine months ended March 31, 2017, the acquired business contributed revenues of $14.1 million and $16.4 million, respectively, and operating losses of $0.1 million and $0.4 million, respectively.

The unaudited financial information in the table below summarizes the combined results of operations of Matrix Service Company and Houston Interests for the three and nine months ended March 31, 2017 and 2016, on a pro forma basis, as though the companies had been combined as of July 1, 2015. The pro forma financial information presented in the table below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at July 1, 2015 nor should it be taken as indicative of future consolidated results of operations.

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(In thousands, except per share data)
Revenues	$251,237	$334,228	$941,536	$1,047,246
Net income (loss) attributable to Matrix Service Company	$(13,202)	$4,113	$5,231	$22,623
Basic earnings (loss) per common share	$(0.50)	$0.15	$0.20	$0.85
Diluted earnings (loss) per common share	$(0.50)	$0.15	$0.19	$0.83
The pro forma financial information presented in the table above includes the following adjustments to the combined entities' historical financial statements:

•
The combined entities recorded approximately $0.4 million and $3.4 million of acquisition and integration expenses during the three and nine months ended March 31, 2017, respectively, which were transferred in the pro forma earnings to the nine months ended March 31, 2016 in order to report them as if they were incurred on July 1, 2015. Pro forma earnings were adjusted to include integration expenses that would have been recognized had the acquisition occurred on July 1, 2015 of $0.4 million and $1.1 million during the three and nine months ended March 31, 2017, respectively, and $0.3 million and $0.8 million during the three and nine months ended March 31, 2016, respectively.

•
Interest expense for the combined entities was increased by $0.7 million during the nine months ended March 31, 2017 and by $0.4 million and $1.0 million during the three and nine months ended March 31, 2016, respectively. The increase was attributable to the assumption that the Company's borrowings of $46.0 million used to fund a portion of the net purchase price had been outstanding as of July 1, 2015. This increase was partially offset by the assumption that Houston Interests' former debt was extinguished as of July 1, 2015.

•
Depreciation and intangible asset amortization expense for the combined entities was reduced by $0.6 million and $0.8 million during the three and nine months ended March 31, 2017, respectively, and was increased by $0.5 million and $1.4 million during the three and nine months ended March 31, 2016, respectively. These adjustments are primarily due to the recognition of amortizable intangible assets as part of the acquisition and the effect of fair value adjustments to acquired property, plant and equipment.

•
Pro forma earnings were adjusted to include additional income tax expense of $4.3 million during the nine months ended March 31, 2017. Income tax expense was reduced by $0.6 million during the three months ended March 31, 2016 and increased by $1.8 million during the nine months ended March 31, 2016. Houston Interests was previously an exempt entity and income taxes were not assessed in its historical financial information.

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
The Company incurred $0.8 million and $0.9 million of expenses related to the acquisition during the three and nine months ended March 31, 2016, which were included within selling, general and administrative expenses in the consolidated statements of income. The acquired business contributed revenues of $3.0 million and $5.8 million during the three and nine months ended March 31, 2017, respectively, and contributed break-even operating income during the three months ended March 31, 2017 and $0.3 million during the nine months ended March 31, 2017. The acquired business contributed revenues of $3.5 million and operating income of $0.7 million for the period February 1, 2016 to March 31, 2016.
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

	March 31, 2017	June 30, 2016
	(in thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$1,266,388	$1,875,014
Billings on uncompleted contracts	1,271,826	1,829,340
	$(5,438)	$45,674
Shown in balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$69,986	$104,001
Billings on uncompleted contracts in excess of costs and estimated earnings	75,424	58,327
	$(5,438)	$45,674
Progress billings in accounts receivable at March 31, 2017 and June 30, 2016 included retentions to be collected within one year of $55.0 million and $29.7 million, respectively. Contract retentions collectible beyond one year are included in other assets in the condensed consolidated balance sheet and totaled $0.3 million as of June 30, 2016. There were no retentions collectible beyond one year as of March 31, 2017.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other
Our results were negatively impacted by an increased cost estimate related to a large project in the Electrical Infrastructure segment, which resulted in a decrease in gross profit. The financial impact of the project was a gross profit (loss) of ($18.9) million and ($13.7) million for the three and nine months ended March 31, 2017, respectively. The profit on future revenue related to this project will be recognized based on the current project forecast, which is at a greatly reduced gross profit margin. The change in cost estimate resulted from a deterioration in the financial forecast of the project during the third quarter and was caused by various factors that have delayed schedule progress and reduced productivity. The adjustment in the current period represents the Company’s estimate, based on the information currently available, of the impact of the increased forecasted cost to complete the project. The current forecast includes estimates for the expected outcome regarding reimbursement from the customer of additional costs incurred and expected to be incurred, as well as the receipt of schedule based incentive revenue currently included in the contract.
Work on the project continues to progress; however, critical work remains, which is at risk from continued impacts to project costs and schedule. Therefore, it is possible that future changes in contract estimates, including those related to project costs, project timeline, receipt of schedule based incentive revenue, and the estimated recovery of additional costs, could occur and have a material positive or negative impact to our results of operations and financial position in subsequent accounting periods.
Note 4 – Intangible Assets Including Goodwill
Goodwill
The changes in the carrying value of goodwill by segment are as follows:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Net balance at June 30, 2016	$42,170	$14,008	$16,681	$5,434	$78,293
Purchase of Houston Interests (Note 2)	—	28,739	—	6,309	35,048
Purchase price adjustment for BTE (Note 2)	—	—	88	—	88
Translation adjustment (1)	(175)	—	(39)	(33)	(247)
Net balance at March 31, 2017	$41,995	$42,747	$16,730	$11,710	$113,182

(1)
The translation adjustments relate to the periodic translation of Canadian Dollar and South Korean Won denominated goodwill recorded as a part of prior acquisitions in Canada and South Korea, in which the local currency was determined to be the functional currency.

The goodwill allocation attributable to the purchase of Houston Interests is preliminary. The Company is currently evaluating the long-term value by segment and the allocation may be adjusted upon completion of the evaluation, which is expected to occur in the fourth fiscal quarter.

The Company performed its annual goodwill impairment test as of May 31, 2016, which did not indicate the existence of an impairment at that time. While the fiscal year-to-date financial performance of our Electrical Infrastructure, Oil Gas & Chemical and Industrial segments are disappointing and have not met our expectations, the Company does not consider these results to be a triggering event requiring the performance of an interim goodwill impairment test. We believe the financial performance of our Oil Gas & Chemical and Industrial segments is attributable to a cyclical, rather than structural, slowdown in the business and the financial performance of our Electrical Infrastructure segment is attributable to issues relating to one major project (as discussed in Note 3 - Uncompleted Contracts). The Company continues to consider these segments as core to its business and believes current operating results are not indicative of future performance. The Company will continue to monitor its operating results for indicators of impairment and perform additional tests as necessary. The Company's fiscal 2017 annual impairment test will be performed as of May 31, 2017, which could result in an impairment to goodwill depending on the Company’s finalized forecast for fiscal 2018 and other market conditions.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At March 31, 2017
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	9 to 15	$2,579	$(1,380)	$1,199
Customer-based	1 to 15	38,094	(12,209)	25,885
Non-compete agreements	4 to 5	1,453	(1,245)	208
Trade names	1 to 3	1,795	(1,306)	489
Total amortizing intangible assets		$43,921	$(16,140)	$27,781

		At June 30, 2016
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	9 to 15	$2,579	$(1,246)	$1,333
Customer-based	1.5 to 15	28,179	(9,655)	18,524
Non-compete agreements	4 to 5	1,453	(1,102)	351
Trade names	3 to 5	1,615	(824)	791
Total amortizing intangible assets		$33,826	$(12,827)	$20,999
The increase in the gross carrying amount of other intangible assets at March 31, 2017 compared to June 30, 2016 is primarily due to the December 12, 2016 acquisition of Houston Interests (See Note 2). The specifically identifiable intangible assets recognized in the Houston Interests acquisition consist of:

•	customer-based intangibles with a fair value of $10.0 million and useful life of between 1 and 9 years; and

•	trade name with a fair value of $0.2 million and useful life of 1 year.

Amortization expense totaled $1.6 million and $3.4 million during the three and nine months ended March 31, 2017, respectively, and $1.0 million and $2.6 million during the three and nine months ended March 31, 2016, respectively. The Company recognized $0.7 million and $0.9 million of amortization expense during the three and nine months ended March 31, 2017 for intangible assets recorded as part of the Houston Interests acquisition.

We estimate that the remaining amortization expense related to March 31, 2017 amortizing intangible assets will be as follows (in thousands):

Period ending:
Remainder of Fiscal 2017	$1,543
Fiscal 2018	4,728
Fiscal 2019	3,487
Fiscal 2020	3,477
Fiscal 2021	3,459
Fiscal 2022	2,616
Thereafter	8,471
Total estimated remaining amortization expense at March 31, 2017	$27,781

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5 – Debt
On February 8, 2017, the Company entered into the Fourth Amended and Restated Credit Agreement (the "Credit Agreement"), by and among the Company and certain foreign subsidiaries, as Borrowers, various subsidiaries of the Company, as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Lead Arranger and Sole Bookrunner, and the other Lenders party thereto, which replaced the Third Amended and Restated Credit Agreement dated as of November 7, 2011, as previously amended (the "Prior Credit Agreement").
The Credit Agreement provides for a five-year senior secured revolving credit facility of $300.0 million that expires February 8, 2022, which replaces the $250.0 million senior secured revolving credit facility under the Prior Credit Agreement. The new credit facility may be used for working capital, acquisitions, capital expenditures, issuances of letters of credit and other lawful purposes.
The Credit Agreement includes the following covenants and borrowing limitations:

•	A Leverage Ratio, determined as of the end of each fiscal quarter, may not exceed 3.00 to 1.00.

•	As with the Prior Credit Agreement, we are required to maintain a Fixed Charge Coverage Ratio, determined as of the end of each fiscal quarter, greater than or equal to 1.25 to 1.00.

•
Asset dispositions (other than dispositions in which all of the net cash proceeds therefrom are reinvested into the Company and dispositions of inventory and obsolete or unneeded equipment in the ordinary course of business) are limited to $20.0 million per 12-month period.

The new credit facility includes a sub-facility for revolving loans denominated in Australian Dollars, Canadian Dollars, Euros and Pounds Sterling in an aggregate amount not to exceed the U.S. Dollar equivalent of $75.0 million and a $200.0 million sublimit for letters of credit.
Each revolving borrowing under the Credit Agreement will bear interest at a rate per annum equal to:

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
The unused credit facility fee is between 0.25% and 0.45% based on the Leverage Ratio.
The Credit Agreement includes a Senior Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended March 31, 2017, Consolidated EBITDA was $55.4 million. Consolidated Funded Indebtedness at March 31, 2017 was $51.7 million.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Availability under the senior revolving credit facility at March 31, 2017 was as follows:

	March 31, 2017	June 30, 2016
	(In thousands)
Senior revolving credit facility	$300,000	$200,000
Capacity constraint due to the Senior Leverage Ratio	133,713	20,138
Capacity under the credit facility	166,287	179,862
Borrowings outstanding	44,139	—
Letters of credit	15,378	20,755
Availability under the senior revolving credit facility	$106,770	$159,107
Outstanding borrowings at March 31, 2017 under our Credit Agreement were primarily used to fund the acquisition of Houston Interests (See Note 2) and working capital needs in our Canadian business due to the timing of collections and disbursements on the previously announced Electrical Infrastructure project.
At March 31, 2017, the Company was in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.
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
Our effective tax rate for the three and nine months ended March 31, 2017 was 38.7% and 933.6%, respectively, compared to 41.4% and 35.6% in the same periods a year earlier. The Company recorded discrete benefits of $0.3 million and $0.9 million during the three and nine months ended March 31, 2017, respectively, and recorded $0.1 million and $1.3 million of discrete benefits during the three and nine months ended March 31, 2016, respectively. The fiscal 2017 discrete benefits primarily relate to the application of ASU 2016-09 (See Note 1), adjustments to state net operating loss carryforwards, a reduction in the blended state income tax rate and an increase in actual tax credits over estimated tax credits for fiscal 2016.  These benefits were partially offset by a valuation allowance on deferred tax assets related to foreign tax credit carryforwards and stock compensation expense.  The fiscal 2016 tax rate was positively impacted by a discrete item related to the retroactive application of the R&D tax credit and a foreign currency item related to our Canadian operations.
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
Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $18.1 million at March 31, 2017 and $10.3 million at June 30, 2016. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.
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
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(In thousands, except per share data)
Basic EPS:
Net income (loss) attributable to Matrix Service Company	$(13,821)	$4,357	$771	$19,729
Weighted average shares outstanding	26,594	26,758	26,511	26,651
Basic earnings (loss) per share	$(0.52)	$0.16	$0.03	$0.74
Diluted EPS:
Weighted average shares outstanding – basic	26,594	26,758	26,511	26,651
Dilutive stock options	—	57	51	73
Dilutive nonvested deferred shares	—	239	276	467
Diluted weighted average shares	26,594	27,054	26,838	27,191
Diluted earnings (loss) per share	$(0.52)	$0.16	$0.03	$0.73

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(In thousands)
Stock options	46	—	—	—
Nonvested deferred shares	533	269	173	113

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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Results of Operations
(In thousands)

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Gross revenues
Electrical Infrastructure	$82,032	$94,414	$273,215	$251,437
Oil Gas & Chemical	69,295	56,251	164,036	188,682
Storage Solutions	74,431	132,857	403,008	400,074
Industrial	26,501	26,650	74,254	116,375
Total gross revenues	$252,259	$310,172	$914,513	$956,568
Less: Inter-segment revenues
Oil Gas & Chemical	$407	$522	$6,892	$3,102
Storage Solutions	379	228	677	1,040
Industrial	236	—	1,271	144
Total inter-segment revenues	$1,022	$750	$8,840	$4,286
Consolidated revenues
Electrical Infrastructure	$82,032	$94,414	$273,215	$251,437
Oil Gas & Chemical	68,888	55,729	157,144	185,580
Storage Solutions	74,052	132,629	402,331	399,034
Industrial	26,265	26,650	72,983	116,231
Total consolidated revenues	$251,237	$309,422	$905,673	$952,282
Gross profit (loss)
Electrical Infrastructure	$(13,371)	$10,407	$(896)	$19,136
Oil Gas & Chemical	4,333	2,616	6,765	14,270
Storage Solutions	5,456	15,108	48,980	49,766
Industrial	968	(828)	3,027	8,720
Total gross profit (loss)	$(2,614)	$27,303	$57,876	$91,892
Operating income (loss)
Electrical Infrastructure	$(16,306)	$4,948	$(13,085)	$5,425
Oil Gas & Chemical	(2,199)	(1,964)	(7,054)	(3,577)
Storage Solutions	(1,552)	6,382	23,463	24,305
Industrial	(1,153)	(3,019)	(1,996)	230
Total operating income (loss)	$(21,210)	$6,347	$1,328	$26,383
Total assets by segment were as follows:

	March 31, 2017	June 30, 2016
Electrical Infrastructure	$167,280	$135,298
Oil Gas & Chemical	142,551	91,350
Storage Solutions	169,829	201,875
Industrial	45,623	67,569
Unallocated assets	54,985	68,875
Total segment assets	$580,268	$564,967

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
Revenue Recognition
Under percentage of completion accounting for fixed-priced contracts, contract revenues and earnings are recognized ratably over the contract term based on the proportion of actual costs incurred to total estimated costs. Our results were negatively impacted by an increased cost estimate related to a large project in the Electrical Infrastructure segment, which resulted in a decrease in gross profit. The financial impact of the project was a gross profit (loss) of ($18.9) million and ($13.7) million for the three and nine months ended March 31, 2017, respectively. The profit on future revenue related to this project will be recognized based on the current project forecast, which is at a greatly reduced gross profit margin. The change in cost estimate resulted from a deterioration in the financial forecast of the project during the third quarter and was caused by various factors that have delayed schedule progress and reduced productivity. The adjustment in the current period represents the Company’s estimate, based on the information currently available, of the impact of the increased forecasted cost to complete the project. The current forecast includes estimates for the expected outcome regarding reimbursement from the customer of additional costs incurred and expected to be incurred, as well as the receipt of schedule based incentive revenue currently included in the contract.
Work on the project continues to progress; however, critical work remains, which is at risk from continued impacts to project costs and schedule. Therefore, it is possible that future changes in contract estimates, including those related to project costs, project timeline, receipt of schedule based incentive revenue, and the estimated recovery of additional costs, could occur and have a material positive or negative impact to our results of operations and financial position in subsequent accounting periods.
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

The Company performed its annual goodwill impairment test as of May 31, 2016, which did not indicate the existence of an impairment at that time. While the fiscal year-to-date financial performance of our Electrical Infrastructure, Oil Gas & Chemical and Industrial segments are disappointing and have not met our expectations, the Company does not consider these results to be a triggering event requiring the performance of an interim goodwill impairment test. We believe the financial performance of our Oil Gas & Chemical and Industrial segments is attributable to a cyclical, rather than structural, slowdown in the business and the financial performance of our Electrical Infrastructure segment is attributable to issues relating to one major project (as discussed in Note 3 - Uncompleted Contracts). The Company continues to consider these segments as core to its business and believes current operating results are not indicative of future performance. The Company will continue to monitor its operating results for indicators of impairment and perform additional tests as necessary. The Company's fiscal 2017 annual impairment test will be performed as of May 31, 2017, which could result in an impairment to goodwill depending on the Company’s finalized forecast for fiscal 2018 and other market conditions.
Other Intangible Assets
Intangible assets that have finite useful lives are amortized by the straight-line method over their useful lives ranging from 1 to 15 years. The Company evaluates intangible assets with finite lives for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not observe any events or circumstances during the three months ended March 31, 2017 that would indicate that the carrying value of its intangible assets may not be recoverable. The Company's evaluation included values assigned to customer relationships in the iron and steel industry that, while improving, is still experiencing short to medium term weakness. If the Company's view of this market adversely changes or if other factors develop which change our view of the value of these relationships, the Company will reevaluate this conclusion.

Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $18.1 million at March 31, 2017 and $10.3 million at June 30, 2016. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.
Insurance Reserves
We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, self-insured retentions and coverage limits. We establish reserves for claims using a combination of actuarially determined estimates and management judgments on a case-by-case basis and update our evaluations as further information becomes known. Judgments and assumptions, including the assumed losses for claims incurred but not reported, are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. If actual results of claim settlements are different than the amounts estimated, we may be exposed to gains and losses that could be significant.
Recently Issued Accounting Standards
Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606)
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The ASU also requires entities to disclose both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU's disclosure requirements are significantly more comprehensive than those in existing revenue standards. The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification ("ASC"). The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted on a limited basis.
Management is currently evaluating the impact of adopting the ASU on the Company's financial position, results of operations, cash flows and related disclosures. Adoption of this ASU is expected to affect the manner in which the Company determines the unit of account for its projects (i.e., performance obligations). Under existing guidance, the Company typically has multiple units of account for large complex projects. Upon adoption, the Company expects that similar projects may have fewer units of account, possibly just one unit of account in some cases, which will result in a more constant recognition of revenue and profit over the term of the project. The Company will adopt this standard on July 1, 2018 using the modified retrospective method of application, which may result in a cumulative effect adjustment to retained earnings as of the date of adoption.
Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
On August 27, 2014, the FASB issued ASU 2014-15, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity, and consistency of related disclosures and improve convergence with international financial reporting standards ("IFRS") (which emphasize management’s responsibility for performing the going-concern assessment). However, the time horizon for the assessment (look-forward period) and the disclosure thresholds under U.S. GAAP and IFRS will continue to differ. The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted.

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
Accounting Standards Update 2016-02, Leases (Topic 842)
On February 25, 2016, the FASB issued ASU 2016-02. The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, but we do not plan to do so at this time.
We are currently evaluating the ASU's expected impact on our financial statements. Note 8 of Item 8. Financial Statements and Supplementary Data in our 2016 Form 10-K provides information about the timing and amount of future operating lease payments, which we believe is indicative of the materiality of adoption of the ASU to our financial statements.
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

The Company applied the amendments requiring the recognition of excess tax benefits and tax deficiencies in income prospectively. As a result, the Company recognized $0.5 million of excess tax benefits in its provision for income taxes during the nine months ended March 31, 2017, which increased basic and diluted earnings per share by $0.02. No material excess tax benefits or deficiencies were recognized during the three months ended March 31, 2017. Under the prior accounting standard, the Company would have recognized the excess tax benefits in equity as additional paid-in capital. The amendments relating to the presentation of excess tax benefits and tax deficiencies in the statement of cash flows were applied retrospectively. The effect of the retrospective adjustment was to eliminate the presentation of an operating cash outflow and a financing cash inflow for excess tax benefits on exercised stock options and vesting of deferred shares. These eliminations increased net cash provided by operating activities by $3.2 million and decreased net cash provided by financing activities by $3.2 million for the nine months ended March 31, 2016. Net cash flows did not change as a result of the retrospective adjustment.
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

Accounting Standards Update 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
On January 26, 2017, the FASB issued ASU 2017-04, which simplifies the goodwill impairment test by eliminating step two from the procedure. Previously, goodwill was tested for impairment by performing a two-step test. The first step involves determining the fair value of a reporting unit and comparing it to the carrying amount of the reporting unit's net assets. If the fair value of the reporting unit is less than its carrying amount, then the goodwill assigned to that reporting unit is determined to be impaired and step two must then be completed to measure the amount of the impairment. Step two involved measuring the reporting unit's assets and liabilities at fair value following a process similar to determining the fair value of assets acquired and liabilities assumed in a business combination. The net fair value of the assets acquired and liabilities assumed was then compared to the fair value of the reporting unit in order to compute the implied goodwill for the reporting unit. The difference between the carrying amount of the reporting unit's goodwill and the amount of the implied goodwill computed was the amount of the goodwill impairment to be recognized. Under ASU 2017-04, instead of performing step two of the test, the Company will recognize an impairment charge to the extent a reporting unit's fair value is less than the carrying amount of its net assets, as indicated by step one of the test.
The standard must be applied prospectively and must by adopted in fiscal years beginning after December 15, 2019. Early adoption is permitted and the Company is currently evaluating whether to adopt early. The Company's annual goodwill impairment test will be performed as of May 31, 2017.
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
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Consolidated
Consolidated revenue was $251.2 million for the three months ended March 31, 2017, compared to $309.4 million in the same period in the prior fiscal year. On a segment basis, consolidated revenue decreased in the Storage Solutions, Electrical Infrastructure and Industrial segments by $58.5 million, $12.4 million and $0.4 million, respectively. These decreases were partially offset by an increase in the Oil Gas & Chemical segment of $13.2 million.

Consolidated gross profit (loss) decreased from $27.3 million in the three months ended March 31, 2016 to $(2.6) million in the three months ended March 31, 2017. Gross margin decreased to (1.0)% in the three months ended March 31, 2017 compared to 8.8% in the same period in the prior fiscal year. The reduction in gross margin in fiscal 2017 is primarily attributable to the financial impact of an Electrical Infrastructure project, which decreased gross profit by $18.9 million (more fully discussed in Item 1. Financial Statements, Note 3 - Uncompleted Contracts) and lower volumes, which led to increased under recovery of construction overhead costs.
Consolidated SG&A expenses were $18.6 million in the three months ended March 31, 2017 compared to $21.0 million in the same period a year earlier. The decrease in fiscal 2017 was primarily attributable to the reversal of incentive compensation expense. Fiscal 2017 SG&A expense included $0.4 million of acquisition and integration costs from the Houston Interests, LLC ("Houston Interests") acquisition (See Item 1. Financial Statements, Note 2 - Acquisitions) and fiscal 2016 SG&A expense included $0.8 million of acquisition and integration costs from the Baillie Tank Equipment acquisition (See Item 1. Financial Statements, Note 2 - Acquisitions).
Net interest expense was $0.8 million and $0.2 million in the three months ended March 31, 2017 and 2016, respectively. The higher interest expense in fiscal 2017 is primarily attributable to the higher average debt balance in the current year, which is largely attributable to the borrowings used to fund the Houston Interests acquisition.
Our effective tax rate for the three months ended March 31, 2017 was 38.7% and 41.4% in the same period a year earlier. The fiscal 2017 tax rate was positively impacted by discrete benefits of $0.3 million primarily related to adjustments to state net operating loss carryforwards, a reduction in the blended state income tax rate and an increase in actual tax credits over estimated tax credits for fiscal 2016.  These benefits were offset by a valuation allowance on deferred tax assets related to foreign tax credit carryforwards and stock compensation expense.  The fiscal 2016 tax rate was positively impacted by a discrete benefits of $0.1 million related to the retroactive application of the R&D tax credit and a foreign currency item related to our Canadian operations.
For the three months ended March 31, 2017, net loss attributable to Matrix Service Company and the related fully diluted loss per share were $13.8 million and $0.52, respectively, compared to net income attributable to Matrix Service Company and related fully diluted earnings per share of $4.4 million and $0.16, respectively, in the same period a year earlier.
Electrical Infrastructure
Revenue for the Electrical Infrastructure segment decreased $12.4 million to $82.0 million in the three months ended March 31, 2017 compared to $94.4 million in the same period a year earlier. The decrease is due to lower transmission and distribution and power generation revenue. The gross margin of (16.3)% in fiscal 2017 was primarily attributable to the financial impact of the project mentioned in the consolidated discussion above, which decreased gross profit by $18.9 million (more fully discussed in Item 1. Financial Statements, Note 3 - Uncompleted Contracts). The fiscal 2016 gross margin was 11.0% during the same period.
Oil Gas & Chemical
Revenue for the Oil Gas & Chemical segment was $68.9 million in the three months ended March 31, 2017 compared to $55.7 million in the same period a year earlier. The increase of $13.2 million is primarily attributable to incremental revenues associated with the Houston Interests acquisition (See Item 1. Financial Statements, Note 2 - Acquisitions) and higher capital work, partially offset by lower turnaround and maintenance volumes. The gross margin was 6.3% for the three months ended March 31, 2017 compared to 4.7% in the same period last year. The gross margin for fiscal 2017 was positively impacted by the mix of higher margin work associated with the Houston Interests acquisition.
Storage Solutions
Revenue for the Storage Solutions segment was $74.1 million in the three months ended March 31, 2017 compared to $132.6 million in the same period a year earlier, a decrease of $58.5 million. The decrease is primarily attributable to decreased activity on the previously announced project for the construction of crude gathering terminals that support the Dakota Access pipeline compared to this same period a year ago, as well as lower volumes across the rest of our domestic storage business. The gross margin was 7.4% in the three months ended March 31, 2017 and 11.4% in the three months ended March 31, 2016. The lower gross margin in fiscal 2017 is primarily attributable to lower volumes, which led to increased under recovery of construction overhead costs. Work on the terminals that support the Dakota Access Pipeline is expected to be completed in fiscal 2017 and revenue will continue to decline on this project as it nears completion.

Industrial
Revenue for the Industrial segment decreased $0.4 million to $26.3 million in the three months ended March 31, 2017 compared to $26.7 million in the same period a year earlier. The decline in revenue is primarily attributable to lower business volumes in iron and steel and material handling, largely offset by work on a thermal vacuum chamber and increased revenues associated with the Houston Interests acquisition. The gross margin was 3.7% in the three months ended March 31, 2017 compared to (3.1)% in the same period a year earlier. The fiscal 2017 gross margin was positively impacted by the mix of higher margin work associated with the Houston Interests acquisition. Fiscal 2016 gross margins were negatively impacted by an unfavorable customer settlement and lower margins on iron and steel work due to lower volume.
Nine Months Ended March 31, 2017 Compared to the Nine Months Ended March 31, 2016
Consolidated
Consolidated revenue was $905.7 million for the nine months ended March 31, 2017, compared to $952.3 million in the same period in the prior fiscal year. On a segment basis, consolidated revenue decreased in the Industrial and Oil Gas & Chemical segments by $43.2 million and $28.5 million, respectively. These decreases were partially offset by increases in revenue in the Electrical Infrastructure and Storage Solutions segments by $21.8 million and $3.3 million, respectively.
Consolidated gross profit decreased from $91.9 million in the nine months ended March 31, 2016 to $57.9 million in the nine months ended March 31, 2017. Gross margin decreased to 6.4% in the nine months ended March 31, 2017 compared to 9.6% in the same period in the prior fiscal year. The reduction in gross margin in fiscal 2017 is primarily attributable to the financial impact of an Electrical Infrastructure project, which decreased gross profit by $13.7 million (more fully discussed in Item 1. Financial Statements, Note 3 - Uncompleted Contracts) and lower volumes, which led to increased under recovery of construction overhead costs.
Consolidated SG&A expenses were $56.5 million in the nine months ended March 31, 2017 compared to $65.5 million in the same period a year earlier. The decrease in SG&A expense in fiscal 2017 was primarily attributable to a bad debt charge of $5.2 million from a client bankruptcy in fiscal 2016 and to the reversal of incentive compensation expense. Fiscal 2017 SG&A expense included $1.2 million of acquisition and integration costs from the Houston Interests acquisition (See Item 1. Financial Statements, Note 2 - Acquisitions) and fiscal 2016 SG&A expense included $0.9 million of acquisition and integration costs from the Baillie Tank Equipment acquisition (See Item 1. Financial Statements, Note 2 - Acquisitions).
Net interest expense was $1.5 million and $0.6 million in the nine months ended March 31, 2017 and 2016, respectively. The higher interest expense in fiscal 2017 is primarily attributable to the higher average debt balance in the current year, which is largely attributable to the borrowings used to fund the Houston Interests acquisition.
Our effective tax rate for the nine months ended March 31, 2017 was 933.6% and 35.6% in the same period a year earlier. The fiscal 2017 tax rate was positively impacted by discrete benefits of $0.9 million primarily related to the application of ASU 2016-09 (See Item 1. Financial Statements, Note 1 - Basis of Presentation and Accounting Policies), adjustments to state net operating loss carryforwards, a reduction in the blended state income tax rate and an increase in actual tax credits over estimated tax credits for fiscal 2016.  These benefits were offset by a valuation allowance on deferred tax assets related to foreign tax credit carryforwards and stock compensation expense.  The fiscal 2016 tax rate was positively impacted by discrete benefits of $1.3 million related to the retroactive application of the R&D tax credit and a foreign currency item related to our Canadian operations.
For the nine months ended March 31, 2017, net income attributable to Matrix Service Company and the related fully diluted earnings per share were $0.8 million and $0.03 compared to $19.7 million and $0.73 in the same period a year earlier.
Electrical Infrastructure
Revenue for the Electrical Infrastructure segment increased $21.8 million to $273.2 million in the nine months ended March 31, 2017 compared to $251.4 million in the same period a year earlier primarily as a result of higher volumes on a significant power generation project, partially offset by lower volumes in transmission and distribution work. The fiscal 2017 gross margin was (0.3)% compared to 7.6% in the same period last year. The lower fiscal 2017 gross margin was primarily attributable to the financial impact of the project mentioned in the consolidated discussion above, which decreased gross profit by $13.7 million (more fully discussed in Item 1. Financial Statements, Note 3 - Uncompleted Contracts). Fiscal 2016 gross margin was negatively impacted by $7.1 million of charges in connection with an acquired EPC joint venture project.

Oil Gas & Chemical
Revenue for the Oil Gas & Chemical segment was $157.1 million in the nine months ended March 31, 2017 compared to $185.6 million in the same period a year earlier. The decrease of $28.5 million is related to lower volume across the business as refiners continue to limit spending as the result of continued volatility in commodity prices and market uncertainty, partially offset by incremental revenues associated with the Houston Interests acquisition in December 2016 (See Item 1. Financial Statements, Note 2 - Acquisitions). The gross margin was 4.3% for the nine months ended March 31, 2017 compared to 7.7% in the same period last year. The gross margin for fiscal 2017 was affected by lower volume, which led to increased under recovery of overhead costs, and project execution.
Storage Solutions
Revenue for the Storage Solutions segment was $402.3 million in the nine months ended March 31, 2017 compared to $399.0 million in the same period a year earlier, an increase of $3.3 million. The increase is primarily attributable to increased activity during the first half of Fiscal 2017 on a previously announced project for the construction of crude gathering terminals that support the Dakota Access pipeline and higher Canadian volumes. These increases were partially offset by lower volumes in our remaining domestic storage business. The gross margin was 12.2% in the nine months ended March 31, 2017 and 12.5% in the nine months ended March 31, 2016 as a result of effective project execution in both periods. Work on the terminals that support the Dakota Access Pipeline is expected to be completed in fiscal 2017 and revenue will continue to decline on this project as it nears completion.
Industrial
Revenue for the Industrial segment decreased $43.2 million to $73.0 million in the nine months ended March 31, 2017 compared to $116.2 million in the same period a year earlier. The decline in revenue is primarily attributable to lower business volumes in the iron and steel and mining markets, and lower revenue recognized on a large fertilizer project. The gross margin was 4.1% in the nine months ended March 31, 2017 compared to 7.5% in the same period a year earlier. The fiscal 2017 gross margin was negatively impacted by the under recovery of construction overhead costs due to reduced volume and a higher percentage of lower margin iron and steel work. The fiscal 2016 gross margin was positively impacted by the mix of work and strong project execution.
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
The following table provides a summary of changes in our backlog for the three months ended March 31, 2017:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of December 31, 2016	$338,413	$209,505	$185,491	$80,581	$813,990
Project awards	57,630	100,459	52,981	16,592	227,662
Revenue recognized	(82,032)	(68,888)	(74,052)	(26,265)	(251,237)
Backlog as of March 31, 2017	$314,011	$241,076	$164,420	$70,908	$790,415

The following table provides a summary of changes in our backlog for the nine months ended March 31, 2017:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2016	$369,791	$91,478	$359,013	$48,390	$868,672
Project awards	217,435	280,240	207,738	92,306	797,719
Acquired backlog from Houston Interests (Note 2)	—	26,502	—	3,195	29,697
Revenue recognized	(273,215)	(157,144)	(402,331)	(72,983)	(905,673)
Backlog as of March 31, 2017	$314,011	$241,076	$164,420	$70,908	$790,415
Project awards in all segments are cyclical and are typically the result of a sales process that can take several months to complete. Backlog in the Storage Solutions and Electrical Infrastructure segments generally have the greatest volatility because individual project awards can be less frequent and more significant.
The change in backlog in the Electrical Infrastructure segment during the nine months ended March 31, 2017 is mainly attributable to the work related to the previously announced Napanee Power Generating Station project partially offset by transmission and distribution awards, which continue to meet the Company's expectations and the award for the electrical balance of plant work for PSEG Power's new 540-megawatt combined cycle power facility in New Jersey.
The increase in backlog in the Oil, Gas & Chemical segment during the nine months ended March 31, 2017 is mainly attributable to backlog acquired from Houston Interests and increased project awards such as the previously announced Ultra-Low Gasoline Project awarded by KBR, Inc., and the previously announced award for the engineering, project management, procurement and commissioning of a 200 million cubic foot per day cryogenic gas recovery plant located in the SCOOP play of Southern Oklahoma's Woodford Shale and Springer Shale formations.
The decline in backlog in the Storage Solutions segment during the nine months ended March 31, 2017 is attributable to the work related to the previously announced project for the construction of terminals supporting the Dakota Access Pipeline partially offset by storage solutions awards, including the previously announced EPC award to construct 10 new tanks at the Vopak Americas Brownfield Expansion Project at the Deer Park, TX terminal. In addition, we continue to see a more cautious approach to decision-making on the part of clients and prolonged market uncertainty, which is delaying the timing of awards.
The increase in backlog in the Industrial segment during the nine months ended March 31, 2017 is primarily attributable to increased project awards, including an award for a thermal vacuum chamber project during the second quarter.
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

A reconciliation of EBITDA to net income follows:

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(In thousands)
Net income (loss) attributable to Matrix Service Company	$(13,821)	$4,357	$771	$19,729
Interest expense	833	241	1,573	756
Provision (benefit) for income taxes	(8,521)	2,507	(1,223)	9,060
Depreciation and amortization	5,851	5,419	15,839	16,139
EBITDA	$(15,658)	$12,524	$16,960	$45,684

FINANCIAL CONDITION AND LIQUIDITY
Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the nine months ended March 31, 2017 were cash on hand, capacity under our senior revolving credit facility and cash generated from operations before consideration of changes in working capital. Cash on hand at March 31, 2017 totaled $39.7 million and availability under the senior revolving credit facility totaled $106.8 million resulting in available liquidity of $146.5 million.
Our availability under the senior revolving credit facility was significantly impacted by the Electrical Infrastructure project recorded in the third fiscal quarter as discussed in Note 3 - Uncompleted Contracts. Our fourth quarter projected cash flow, which includes the collection of significant retention on a Storage Solutions project, is strong. Going into fiscal 2018, we do not expect significant increases to senior revolving credit facility availability until the second half of the year. However, with the cash balance, we believe that sufficient liquidity exists to fund the business. A complete discussion of our credit agreement is provided under the captain "Senior Revolving Credit Facility" included in this Financial Condition and Liquidity section of the Form 10-Q.
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

As discussed under the caption "Senior Revolving Credit Facility" included in this Financial Condition and Liquidity section of the Form 10-Q, our Credit Agreement includes a Senior Leverage Ratio covenant, which provides that Consolidated Funded

Indebtedness, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters.
Cash Flow for the Nine Months Ended March 31, 2017
Cash Flows Used by Operating Activities
Cash used by operating activities for the nine months ended March 31, 2017 totaled $25.6 million. The various components are as follows:

Net Cash Used by Operating Activities
(In thousands)

Net income	$1,092
Non-cash expenses	21,840
Deferred income tax	(4,665)
Cash effect of changes in working capital	(44,087)
Other	211
Net cash used by operating activities	$(25,609)
Working capital changes, net of effects from acquisitions, at March 31, 2017 in comparison to June 30, 2016 include the following:

•
Accounts receivable, net of bad debt expense recognized during the period, increased by $23.5 million during the nine months ended March 31, 2017. The variance is primarily attributable to the timing of billing and collections on our previously announced projects for the construction of terminals supporting the Dakota Access Pipeline and the large Electrical Infrastructure project.

•
Accounts payable decreased by $45.7 million during the nine months ended March 31, 2017. The variance is primarily attributable to lower volumes during the quarter preceding March 31, 2017 compared to the quarter preceding June 30, 2016 and the timing of vendor payments.

•
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") decreased $34.8 million while billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") increased $5.4 million. The net change in CIE and BIE increased cash $40.2 million for the nine months ended March 31, 2017. CIE and BIE balances can experience significant fluctuations based on the timing of when job costs are incurred, the invoicing of those job costs to the customer, and other working capital management factors.

Cash Flows Used for Investing Activities
Investing activities used $48.1 million of cash in the nine months ended March 31, 2017 primarily due to the Houston Interests acquisition, which used $40.8 million, and $8.5 million of capital expenditures. Capital expenditures consisted of: $4.0 million for office equipment, $2.4 million for construction equipment, $1.7 million for transportation and fabrication equipment, and $0.4 million for land and buildings. Proceeds from asset sales provided $1.1 million of cash.
Cash Flows Provided by Financing Activities
Financing activities provided $42.4 million of cash in the nine months ended March 31, 2017 primarily due to net borrowings of $44.1 million under our credit facility and a contribution from a non-controlling interest of $0.9 million that were partially offset by the repurchase of $2.3 million of Company stock for payment of withholding taxes due on equity-based compensation and the payment of $0.8 million for debt amendment fees. The net borrowings under our credit facility were primarily used to fund the $46.0 million cash purchase price for the Houston Interests acquisition and working capital needs of our Canadian business.

Senior Revolving Credit Facility
As noted previously in Note 5 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, on February 8, 2017 the Company entered into the Fourth Amended and Restated Credit Agreement (the "Credit Agreement"), which replaced the Third Amended and Restated Credit Agreement dated as of November 7, 2011, as previously amended (the "Prior Credit Agreement").
The Credit Agreement provides for a five-year senior secured revolving credit facility of $300.0 million that expires February 8, 2022, which replaces the $250.0 million senior secured revolving credit facility under the Prior Credit Agreement. The new credit facility may be used for working capital, acquisitions, capital expenditures, issuances of letters of credit and other lawful purposes.
The Credit Agreement includes the following covenants and borrowing limitations:

•	A Leverage Ratio, determined as of the end of each fiscal quarter, may not exceed 3.00 to 1.00.

•	As with the Prior Credit Agreement, we are required to maintain a Fixed Charge Coverage Ratio, determined as of the end of each fiscal quarter, greater than or equal to 1.25 to 1.00.

•
Asset dispositions (other than dispositions in which all of the net cash proceeds therefrom are reinvested into the Company and dispositions of inventory and obsolete or unneeded equipment in the ordinary course of business) are limited to $20.0 million per 12-month period.

The new credit facility includes a sub-facility for revolving loans denominated in Australian Dollars, Canadian Dollars, Euros and Pounds Sterling in an aggregate amount not to exceed the U.S. Dollar equivalent of $75.0 million and a $200.0 million sublimit for letters of credit.
Each revolving borrowing under the Credit Agreement will bear interest at a rate per annum equal to:

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
The unused credit facility fee is between 0.25% and 0.45% based on the Leverage Ratio.
The Credit Agreement includes a Senior Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended March 31, 2017, Consolidated EBITDA was $55.4 million. Consolidated Funded Indebtedness at March 31, 2017 was $51.7 million.

Availability under the senior credit facility at March 31, 2017 was as follows:

	March 31, 2017	June 30, 2016
	(In thousands)
Senior revolving credit facility	$300,000	$200,000
Capacity constraint due to the Senior Leverage Ratio	133,713	20,138
Capacity under the credit facility	166,287	179,862
Borrowings outstanding	44,139	—
Letters of credit	15,378	20,755
Availability under the senior revolving credit facility	$106,770	$159,107
Outstanding borrowings at March 31, 2017 under our Credit Agreement were primarily used to fund the acquisition of Houston Interests (See Part 1, Item 1, Note 2 - Acquisitions) and working capital needs in our Canadian business due to the timing of collections and disbursements on the previously announced large Electrical Infrastructure project.
At March 31, 2017, the Company was in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.
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
Stock Repurchase Program and Treasury Shares
Treasury Shares
On December 12, 2016, the Board of Directors approved a new stock buyback program (the "December 2016 Program"). Under the December 2016 Program, the Company may repurchase common stock of the Company in any calendar year commencing with calendar year 2016 and continuing through calendar year 2018, up to a maximum of $25.0 million per calendar year. The Company may repurchase its stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. The December 2016 Program will continue through December 31, 2018 unless and until revoked by the Board of Directors. No shares have been repurchased under the December 2016 Program as of March 31, 2017.
In addition to the stock buyback program, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix withheld 134,253 shares in the first nine months of fiscal 2017 to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares.
The Company has 1,293,898 treasury shares as of March 31, 2017 and intends to utilize these treasury shares in connection with equity awards under the Company’s stock incentive plans and for sales to the Employee Stock Purchase Plan.

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

These statements are based on certain assumptions and analyses we made in light of our experience and our historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in our Form 10-K for the fiscal year ended June 30, 2016 and listed from time to time in our filings with the Securities and Exchange Commission;

•	economic, market or business conditions in general and in the oil, gas, power, iron and steel, agricultural and mining industries in particular;

•	reduced creditworthiness of our customer base and the higher risk of non-payment of receivables due to low prevailing crude oil and other commodity prices;

•	the inherently uncertain outcome of current and future litigation;

•	the adequacy of our reserves for contingencies;

•	changes in laws or regulations; and

•	other factors, many of which are beyond our control.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2017.
We have completed the acquisition of Houston Interests, effective December 12, 2016. We are in the process of assessing and, to the extent necessary, making changes to the internal control over financial reporting of Houston Interests to conform such internal control to that used in our other operations. However, we are not yet required to evaluate, and have not yet fully evaluated, changes in Houston Interests' internal control over financial reporting. Subject to the foregoing, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended March 31, 2017.

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
The table below sets forth the information with respect to purchases made by the Company of its common stock during the third quarter of fiscal year 2017.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (C)
January 1 to January 31, 2017
Share Repurchase Program (A)	—	$—	—	3,030,303
Employee Transactions (B)	459	$21.95	—
February 1 to February 28, 2017
Share Repurchase Program (A)	—	$—	—	3,030,303
Employee Transactions (B)	472	$16.70	—
March 1 to March 31, 2017
Share Repurchase Program (A)	—	$—	—	3,030,303
Employee Transactions (B)	—	$—	—

(A)	Represents shares purchased under our stock buyback program.

(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

(C)
On December 12, 2016, the Board of Directors approved a new stock buyback program (the "December 2016 Program"). Under the December 2016 Program, the Company may repurchase common stock of the Company in any calendar year commencing with calendar year 2016 and continuing through calendar year 2018, up to a maximum of $25.0 million per calendar year. The Company may repurchase its stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. The December 2016 Program will continue through December 31, 2018 unless and until revoked by the Board of Directors. The amount shown as the maximum number of shares that may yet be purchased was calculated using the closing price of our stock on the last trading day of the quarter and the cumulative limit of $50.0 million remaining under the program.

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
Item 5. Other Information
On May 4, 2017, the Company’s Board of Directors approved amended and restated Bylaws (the “Bylaws Amendments”). The Bylaws Amendments are effective immediately and include, among other things, the following changes:

•	Updating the disclosure requirements for notices of director nominations and stockholder proposals;

•	Providing the Board with explicit authority to postpone or reschedule a stockholder meeting; and

•	Clarifying the power of the chairman of a stockholders meeting over the conduct of such meeting.
The foregoing description of the Bylaws Amendments is not complete and is qualified in its entirety by reference to the complete text of the Bylaws Amendments, a copy of which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6. Exhibits:

Exhibit 3.1	Second Amended and Restated Bylaws of Matrix Service Company (effective as of May 4, 2017).

Exhibit 10.1:
Fourth Amended and Restated Credit Agreement dated as of February 8, 2017 among the Company and certain foreign subsidiaries, as Borrowers, various subsidiaries of the Company, as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Lead Arranger and Sole Bookrunner, and the other Lenders party thereto.

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

MATRIX SERVICE COMPANY

Date:	May 10, 2017	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer

EXHIBIT INDEX

Exhibit 3.1	Second Amended and Restated Bylaws of Matrix Service Company (effective as of May 4, 2017).

Exhibit 10.1:
Fourth Amended and Restated Credit Agreement dated as of February 8, 2017 among the Company and certain foreign subsidiaries, as Borrowers, various subsidiaries of the Company, as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Lead Arranger and Sole Bookrunner, and the other Lenders party thereto.

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