Form 10-K
period 2017-06-30
MATRIX SERVICE CO
filed 2017-09-11
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2017
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
(Title of class)
Common Stock, par value $0.01 per share
Securities Registered Pursuant to Section 12(g) of the Act: None
Name of each exchange on which registered: NASDAQ Global Select Market (common stock)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐            Accelerated filer  ☑            Non-accelerated filer  ☐            Smaller reporting company  ☐
Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $590 million.
The number of shares of the registrant’s common stock outstanding as of September 5, 2017 was 26,722,392 shares.
Documents Incorporated by Reference
Certain sections of the registrant’s definitive proxy statement relating to the registrant’s 2017 annual meeting of stockholders, which definitive proxy statement will be filed within 120 days of the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

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

BACKGROUND
The Company began operations in 1984 as an Oklahoma corporation under the name of Matrix Service. In 1989, we incorporated in the State of Delaware under the name of Matrix Service Company. We provide engineering, fabrication, infrastructure, construction, and maintenance services primarily to the oil, gas, power, petrochemical, industrial, agricultural, mining and minerals markets. We also sell products for crude oil and refined product aboveground storage tanks and process heating equipment used in the oil, gas and petrochemical markets. We maintain regional offices throughout the United States, Canada and other international locations, and operate through separate union and merit subsidiaries.
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
The Oil Gas & Chemical segment includes turnaround activities, plant maintenance, engineering and construction in the downstream and midstream petroleum industries. Our customers in these industries are engaged in refining crude oil and processing, fractionating, and marketing of natural gas and natural gas liquids. Another key offering is industrial cleaning services, which include hydroblasting, hydroexcavating, chemical cleaning and vacuum services. We also perform work in the petrochemical, upstream petroleum, and sulfur extraction, recovery and processing markets.
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
RECENT DEVELOPMENTS
Purchase of Houston Interests, LLC
On December 12, 2016, the Company completed the acquisition of Houston Interests, LLC ("Houston Interests"), a premier global solutions company that provides consulting, engineering, design, construction services and systems integration for $42.5 million, net of working capital adjustments and cash acquired. Houston Interests brings expertise to the Company in natural gas processing; sulfur recovery, processing and handling; liquid terminals, silos and other bulk storage; process plant design; power generation environmental controls and material handling; industrial power distribution; electrical, instrumentation and controls; marine structures; material handling systems and terminals for cement, sulfur, fertilizer, coal and grain; and process heaters. The business has been included in our Matrix PDM Engineering, Inc. subsidiary, and its operating results have been included in the Oil Gas & Chemical and Industrial segments.
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
OTHER BUSINESS MATTERS
Customers and Marketing
The Company provided services to approximately 600 customers in fiscal 2017. One customer, Energy Transfer Partners, L.P., accounted for $233.7 million or 19.5% of our consolidated revenue, all of which was in the Storage Solutions segment. Another customer, TransCanada Corporation, accounted for $183.2 million or 15.3% of our consolidated revenue, $171.8 million of which was in the Electrical Infrastructure segment and $11.4 million of which was in the Storage Solutions segment. The loss of these major customers or other significant customers could have a material adverse effect on the Company; however, we are not dependent on any single contract or customer on an on-going basis.
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
The following table provides a summary of changes in our backlog in fiscal 2017:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2016	$369,791	$91,478	$359,013	$48,390	$868,672
Project awards	245,409	409,550	264,234	141,399	1,060,592
Acquired backlog from Houston Interests (Note 2)	—	26,502	—	3,195	29,697
Project scope adjustment(1)	(79,179)	—	—	—	(79,179)
Revenue recognized	(373,384)	(240,523)	(481,696)	(101,906)	(1,197,509)
Backlog as of June 30, 2017	$162,637	$287,007	$141,551	$91,078	$682,273
Book-to-bill ratio(2)	0.7	1.7	0.5	1.4	0.9

(1)
In July 2017, the Company reached a settlement agreement with the customer on a large project in the Electrical Infrastructure segment.  The agreement resolved open claims and modified the terms enabling the Company to recover all costs and overhead to perform the remainder of the work.  In addition, the execution strategy was revised and a significant portion of future work will no longer be performed by the Company.  The magnitude of the scope reduction is based on the Company’s best estimate at this time but may change as the detailed execution plan continues to develop.

(2)	Calculated by dividing project awards by revenue recognized.
Project awards in all segments are cyclical and are typically the result of a sales process that can take several months to complete. Historically, backlog in the Storage Solutions and Electrical Infrastructure segments generally have the greatest volatility because individual project awards can be less frequent and more significant. We expect to recognize approximately 92% of our total backlog reported as of June 30, 2017 as revenue within the next year.
The change in backlog in the Electrical Infrastructure segment during the year ended June 30, 2017 is mainly attributable to the work, including the project scope adjustment, related to the previously announced Napanee Power Generating Station project partially offset by transmission and distribution awards, which continue to meet the Company's expectations and the award for the electrical balance of plant work for PSEG Power's new 540-megawatt combined cycle power facility in New Jersey.

The increase in backlog in the Oil, Gas & Chemical segment during the year ended June 30, 2017 is mainly attributable to backlog acquired from Houston Interests and increased project awards such as the previously announced award for the engineering, procurement and construction of a liquefied natural gas ("LNG") storage and vaporization facility for Southwest Gas Company, the previously announced Ultra-Low-Sulfur Gasoline Relocation Project awarded by KBR, Inc., and the previously announced award for the engineering, project management, procurement and commissioning of a 200 million cubic foot per day cryogenic gas recovery plant located in the SCOOP play of Southern Oklahoma's Woodford Shale and Springer Shale formations.
The decline in backlog in the Storage Solutions segment during the year ended June 30, 2017 is attributable to the work related to the previously announced project for the construction of terminals supporting the Dakota Access Pipeline partially offset by storage solutions awards, including the previously announced award for the engineering, procurement, fabrication and construction of a 2 million gallon LNG tank for the JAX LNG Bunker Facility near the Port of Jacksonville in Florida, and the previously announced EPC award to construct 10 new tanks at the Vopak Americas Brownfield Expansion Project at the Deer Park, TX terminal. In addition, we continue to see a more cautious approach to decision-making on the part of clients and prolonged market uncertainty, which is delaying the timing of awards.
The increase in backlog in the Industrial segment during the year ended June 30, 2017 is primarily attributable to increased project awards, including an award for a thermal vacuum chamber project during the second fiscal quarter.
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

Employees
As of June 30, 2017, the Company had 4,001 employees of which 896 were employed in non-field positions and 3,105 were employed in field or shop positions. The number of employees varies significantly throughout the year because of the number, type and size of projects we have in progress at any particular time.
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
Patents and Proprietary Technology
Matrix Service Company’s subsidiaries have several patents and patents pending, and continue to pursue new ideas and innovations to better serve our customers in several areas of our business. The Flex-A-Span® and Flex-A-Seal® trademarks are utilized to market the Company’s unique seals for floating roof tanks. The FastFroth® trademark is utilized to market the Company’s unique industrial cleaning process. Our patented RS 1000 Tank Mixer controls sludge build-up in crude oil tanks through resuspension. The Flexible Fluid Containment System patent covers a system that captures and contains flue leaking from pipe and valve connections. The Flex-A-Swivel patent refers to our unique pipe swivel joint assembly. Our patent for Spacerless or Geocomposite Double Bottom for Storage Tanks relates to a replacement bottom with leak detection and containment that allows for the retrofitting of an existing tank while minimizing the loss of capacity. The patent for the Training Tank for Personnel Entry, Exit and Rescue relates to a training device that can be used to train personnel on equipment that is made to simulate confined space scenarios.
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

The availability of engineering and construction projects is dependent upon economic conditions in the oil, gas, and power industries, specifically, the level of capital expenditures on energy infrastructure. A prolonged period of sluggish economic conditions in North America has had and may continue to have an adverse impact on the level of capital expenditures of our customers and/or their ability to finance these expenditures. Our failure to obtain projects, the delay of project awards, the cancellation of projects or delays in the execution of contracts may result in under-utilization of our resources, which could adversely impact our revenue, margins, operating results and cash flow. There are numerous factors beyond our control that influence the level of maintenance and capital expenditures of our customers, including:

•	current or projected commodity prices, including oil, gas, power, steel and mineral prices;

•	refining margins;

•	the demand for oil, gas and electricity;

•	the ability of oil, gas and power companies to generate, access and deploy capital;

•	exploration, production and transportation costs;

•	interest rates;

•	tax incentives, including those for alternative energy projects;

•	regulatory restraints on the rates that power companies may charge their customers; and

•	local, national and international political and economic conditions.
Our revenue and profitability may be adversely affected by a reduced level of activity in the hydrocarbon industry.
In recent years, demand from the worldwide hydrocarbon industry has been a significant generator of our revenue. Numerous factors influence capital expenditure decisions in the hydrocarbon industry, including, but not limited to, the following:

•	current and projected oil and gas prices;

•	exploration, extraction, production and transportation costs;

•	refining margins;

•	the discovery rate, size and location of new oil and gas reserves;

•	technological challenges and advances;

•	ability to export hydrocarbon products;

•	demand for hydrocarbon production; and

•	changing taxes, price controls, and laws and regulations.
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
Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. We perform annual goodwill impairment reviews in the fourth quarter of every fiscal year. In addition, we perform an impairment review whenever events or changes in circumstances indicate the carrying value of goodwill or an intangible or fixed asset may not be recoverable. Current market conditions have resulted in a significant reduction in the difference between the fair values and carrying amounts of our assets, which has increased the likelihood of an impairment. If market conditions further deteriorate, we may determine that a significant impairment has occurred, which could require us to write off a portion of our assets and could adversely affect our financial condition or results of operations. As of June 30, 2017 the Company had $26.3 million of amortizing intangible assets and $113.5 million of non-amortizing goodwill representing 4.5% and 19.4% of the Company's total assets, respectively.
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
In 2013, the California Legislature enacted, and the governor signed, Senate Bill 54 ("SB 54"). SB 54 imposes requirements as to prevailing wages on certain private projects and requires employers to maintain a workforce in which sixty percent of the workers have graduated from an approved apprenticeship program, regardless of whether public funds are used. SB 54 was enacted in an attempt to ensure that parties constructing or performing work on projects in refineries or otherwise involving “chemical manufacturing and processing facilities that generate, store, treat, handle, refine, process, and transport hazardous materials” do not create safety hazards by employing unskilled or untrained workers to perform the work. To accomplish this purpose, the statute requires that owners who are “contracting for the performance of construction, alteration, demolition, installation, repair, or maintenance work” on such facilities must ensure that the outside contractors use a “skilled and trained workforce.” A skilled and trained workforce is defined in the statute as a workforce in which all of the workers are registered apprentices or skilled journey persons paid at least prevailing wages. SB 54 primarily has implications to the volume of opportunities for our merit operations in refineries in the State of California.  SB 54 is not applicable to contracts entered into prior to January 1, 2014. Our Oil Gas & Chemical segment derived a portion of its revenues in previous years utilizing non-union employees on refinery construction and maintenance projects located in the State of California under contracts entered into prior to January 1, 2014. We intend to comply with SB 54 and adjust our business practices accordingly. However, we have experienced a decline in revenue from our refinery customers located in the State of California as our backlog from older contracts expires and we revise our business practices to conform to SB 54.
A failure or outage in our operational systems or cyber security attacks on any of our systems, or those of third parties, may adversely affect our financial results.
Our business is dependent upon our operational systems to process a large amount of data and complex transactions. If any of our financial, operational, or other data processing systems fail or have other significant shortcomings, our financial results could be adversely affected. Our financial results could also be adversely affected if our operational systems fail, either as a result of inadvertent error, platform failure, or by deliberate tampering with or manipulation of our operational systems. In addition, dependence upon automated systems may further increase the risk that operational system flaws, employee tampering or manipulation of those systems could result in losses that are difficult to detect.
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
Economic, political and other risks associated with international operations could adversely affect our business.
A portion of our operations are conducted outside the United States, and accordingly, our business is subject to risks associated with doing business internationally, including changes in foreign currency exchange rates, instability in political or economic conditions, difficulty in repatriating cash proceeds, differing employee relations, differing regulatory environments, trade protection measures, and difficulty in administering and enforcing corporate policies which may be different than the normal business practices of local cultures.
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
Shareholder activists could cause a disruption to our business.
An activist investor may indicate disagreement with our strategic direction or capital allocation policies and may seek representation on our Board of Directors. Our business, operating results or financial condition could be adversely affected and may result in, among other things:

•	increased operating costs, including increased legal expenses, insurance, administrative expenses and associated costs incurred in connection with director election contests;

•
uncertainties as to our future direction, which could result in the loss of potential business opportunities and could make it more difficult to attract, retain, or motivate qualified personnel, and strain relationships with investors and customers; and

•	reduction or delay in our ability to effectively execute our current business strategy and to implement new strategies.
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
The principal properties of Matrix Service Company are as follows:

Location	Description of Facility	Segment	Interest
Tulsa, Oklahoma	Corporate headquarters and regional office	All segments	Leased
Bakersfield, California	Regional office	All segments	Leased
Bellingham, Washington	Regional office, fabrication facility and warehouse	Oil Gas & Chemical, Storage Solutions, Industrial	Owned
Canonsburg, Pennsylvania	Regional office	Electrical Infrastructure, Oil Gas & Chemical, Industrial	Leased
Catoosa, Oklahoma	Fabrication facilities, regional office and warehouse	Oil Gas & Chemical, Storage Solutions, Industrial	Leased & Owned (1)
Columbus, Ohio	Regional office	All segments	Leased
Eddystone, Pennsylvania	Regional office, fabrication facility and warehouse	All segments	Leased
Hammond, Indiana	Regional office, fabrication facility, and warehouse	Oil Gas & Chemical, Industrial	Leased
Houston, Texas	Regional offices and warehouse	Oil Gas & Chemical, Storage Solutions	Leased & Owned
Metairie, Louisiana	Regional office	All segments	Leased
Orange, California	Fabrication facility, regional office and warehouse	Oil Gas & Chemical, Storage Solutions, Industrial	Leased & Owned
Pittsburgh, Pennsylvania	Regional office	All segments	Leased
Rahway, New Jersey	Regional office and warehouse	Electrical Infrastructure, Oil Gas & Chemical, Industrial	Leased
Reserve, Louisiana	Regional office and warehouse	Oil Gas & Chemical	Leased
Sewickley, Pennsylvania	Regional office	Oil Gas & Chemical, Storage Solutions, Industrial	Leased
Temperance, Michigan	Regional office and warehouse	Storage Solutions	Owned
Tucson, Arizona	Regional office and warehouse	Industrial, Storage Solutions, Oil Gas & Chemical	Leased
Burlington, Ontario, Canada	Regional office	Electrical Infrastructure, Industrial, Storage Solutions	Owned
Calgary, Alberta, Canada	Regional office	Storage Solutions	Leased
Leduc, Alberta, Canada	Regional office and warehouse	Storage Solutions	Leased
Sarnia, Ontario, Canada	Regional office and warehouse	Storage Solutions	Owned
Seoul, South Korea	Fabrication facility, regional office and warehouse	Storage Solutions	Owned
Sydney, Australia	Regional office	Storage Solutions	Leased

(1)	Certain facilities were constructed by the Company on land acquired through ground leases with renewal options.

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
Our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “MTRX”. The following table sets forth the high and low sale prices for our common stock as reported by NASDAQ for the periods indicated:

	Fiscal Year 2017		Fiscal Year 2016
	High	Low	High	Low
First quarter	$19.57	$15.88	$24.00	$16.47
Second quarter	23.20	16.20	26.22	19.41
Third quarter	23.45	15.00	20.97	15.02
Fourth quarter	17.70	7.80	19.40	14.07
Substantially all of our stockholders maintain their shares in "street name" accounts and are not individually stockholders of record. As of July 21, 2017, there were 24 holders of record of our common stock.
Dividend Policy
We have never paid cash dividends on our common stock, and the terms of our Credit Agreement limit the amount of cash dividends we can pay. Under our Credit Agreement, we may declare and pay cash dividends on our capital stock during any fiscal year up to an amount which, when added to all other cash dividends paid during such fiscal year, does not exceed 50% of our cumulative net income for such fiscal year to date, except that, pursuant to an amendment to our Credit Agreement, from August 31, 2017 through December 31, 2017, the total of cash dividend payments, along with share repurchases, may not exceed $5.0 million. In addition, during this time we are prohibited from paying cash dividends or repurchasing stock unless the pro forma Leverage Ratio, as defined in the Credit Agreement, is less than or equal to 2.50 to 1.00 (see Item 8. Financial Statements and Supplementary Data, Note 5 - Debt for information about the amended Credit Agreement subsequent event). While we currently do not intend to pay cash dividends, any future dividend payments will depend on our financial condition, capital requirements and earnings as well as other relevant factors.
Issuer Purchases of Equity Securities
Our Credit Agreement limits the Company's purchases of its equity securities to $30.0 million in any calendar year, except from August 31, 2017 through December 31, 2017, when share repurchases, along with cash dividend payments, may not exceed an aggregate basket of $5.0 million and may only be made if the pro forma Leverage Ratio is less than or equal to 2.50 to 1.00 (see Item 8. Financial Statements and Supplementary Data, Note 5 - Debt for information about the amended Credit Agreement subsequent event). The table below sets forth the information with respect to purchases made by the Company of its common stock during the fourth quarter of the fiscal year ended June 30, 2017:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (C)
April 1 to April 30, 2017
Share Repurchase Program (A)	—	—	—	5,347,594
Employee Transactions (B)	—	—	—
May 1 to May 31, 2017
Share Repurchase Program (A)	—	—	—	5,347,594
Employee Transactions (B)	282	$8.70	—
June 1 to June 30, 2017
Share Repurchase Program (A)	—	—	—	5,347,594
Employee Transactions (B)	—	—	—

(A)	Represents shares purchased under our stock buyback program.

(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

(C)
On December 12, 2016, the Board of Directors approved a new stock buyback program (the "December 2016 Program"). Under the December 2016 Program, the Company may repurchase common stock of the Company in any calendar year commencing with calendar year 2016 and continuing through calendar year 2018, up to a maximum of $25.0 million per calendar year. The Company may repurchase its stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. The December 2016 Program will continue through December 31, 2018 unless and until revoked by the Board of Directors. The amount shown as the maximum number of shares that may yet be purchased was calculated using the closing price of our stock on the last trading day of the fiscal period and the cumulative limit of $50.0 million remaining under the program.

Item 6. Selected Financial Data

Selected Financial Data
(In thousands, except percentages and per share data)

	Twelve Months Ended
	June 30, 2017	June 30, 2016	June 30, 2015	June 30, 2014	June 30, 2013
Revenues	$1,197,509	$1,311,917	$1,343,135	$1,263,089	$892,574
Cost of revenues	1,116,506	1,185,926	1,255,765	1,126,616	797,872
Gross profit	81,003	125,991	87,370	136,473	94,702
Gross margin %	6.8%	9.6%	6.5%	10.8%	10.6%
Selling, general and administrative expenses	76,144	85,109	78,568	77,866	57,988
Selling, general and administrative %	6.4%	6.5%	5.8%	6.2%	6.5%
Operating income	4,859	40,882	8,802	58,607	36,714
Operating income %	0.4%	3.1%	0.7%	4.6%	4.1%
Net income (loss)	138	25,537	(1,898)	36,877	24,008
Net income (loss) attributable to noncontrolling interest	321	(3,326)	(19,055)	1,067	—
Net income (loss) attributable to Matrix Service Company	(183)	28,863	17,157	35,810	24,008
Earnings (loss) per share-basic	(0.01)	1.09	0.64	1.36	0.92
Earnings (loss) per share-diluted	(0.01)	1.07	0.63	1.33	0.91
Working capital	139,654	129,416	114,209	105,687	131,908
Total assets	586,030	564,967	561,689	568,932	409,978
Long-term debt	44,682	—	8,804	11,621	—
Capital expenditures	11,908	13,939	15,773	23,589	23,231
Cash flows provided (used) by operations	(18,746)	33,587	26,240	76,988	57,084
Backlog	682,273	868,672	1,420,598	915,826	626,737

Refer to the Results of Operations section included in Part II, Item 7 of this Annual Report on Form 10-K for a discussion of the impacts of business combinations and contract charges that materially impacted the comparability of information in the Selected Financial Data table above, particularly for the fiscal year ended 2017 in comparison to the fiscal year ended 2016, and the fiscal year ended 2016 in comparison to the fiscal year ended 2015.

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
As of June 30, 2017 and June 30, 2016, costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $11.0 million and $10.3 million, respectively. Historically, our collections for unapproved change orders and claims have approximated the amount of revenue recognized.
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
Goodwill
Goodwill represents the excess of the purchase price of acquisitions over the acquisition date fair value of the net identifiable tangible and intangible assets acquired. In accordance with current accounting guidance, goodwill is not amortized and is tested at least annually for impairment at the reporting unit level, which is a level below our reportable segments.
We perform our annual test during the fourth quarter of each fiscal year and in any other period in which indicators of impairment warrant additional tests. The goodwill impairment test involves comparing management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, then goodwill is not impaired. If the fair value of a reporting unit is less than its carrying value, then goodwill is impaired to the extent of the difference, but the impairment may not exceed the balance of goodwill assigned to that reporting unit. We performed our annual goodwill impairment test as of May 31, 2017, which resulted in lower headroom, however no impairment was indicated. We define "headroom" as the percentage difference between the fair value of a reporting unit and its carrying value.
Management utilizes a discounted cash flow analysis, referred to as an income approach, to determine the estimated fair value of our reporting units. Significant judgments and assumptions including forecasted project awards, discount rate, anticipated revenue growth rate, gross margins, operating expenses, working capital needs and capital expenditures are inherent in these fair value estimates, which are based on our operating and capital budgets and on our strategic plan. As a result, actual results may differ from the estimates utilized in our income approach. The use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and could result in the recognition of an impairment charge in the financial statements. As a result of these uncertainties, we utilize multiple scenarios and assign probabilities to each of the scenarios in the income approach. We also consider the combined carrying values of our reporting units to our market capitalization.

We also consider the amount of headroom for each reporting unit when determining whether an impairment existed. The amount of headroom varies by reporting unit. Our significant assumptions, including revenue growth rates, gross margins, discount rate and other factors may change in light of changes in the economic and competitive environment in which we operate. Assuming that all other components of our fair value estimate remain unchanged, a change in the following assumptions would have the following effect on headroom:

	Sensitivity Analysis
	Goodwill as of June 30, 2017 (in thousands)	Headroom	1% Decline in Revenue Growth Rate	1% Decline in Gross Margin Percentage	1% Increase in Discount Rate
Reporting Unit 1	$42,217	24%	22%	7%	13%
Reporting Unit 2(1)	$7,994	9%	8%	-7%	1%
Reporting Unit 3	$6,112	13%	11%	-15%	2%
Reporting Unit 4	$4,132	18%	15%	-11%	8%
All other reporting units	$53,046	7%(2) to 172%	4%(2) to 166%	-14%(2) to 68%	0%(2) to 145%

(1)
The valuation model for Reporting Unit 2 incorporates the award of a significant project prior to the end of the second fiscal quarter, with project work to commence shortly thereafter. Management has concluded this award is probable of occurring. If the project is ultimately not awarded to us, the Company currently expects this would represent a triggering event requiring an interim evaluation of goodwill with respect to this reporting unit, which could result in a material impairment.

(2)
Includes goodwill attributable to the December 2016 acquisition of Houston Interests. Since the acquisition was recorded at fair value, the anticipated headroom at June 30, 2017 for the Houston Interests related reporting units were not expected to be significant.

If the market view of revenue opportunities or gross margins changes for any of the reporting units, the Company may need to perform an interim impairment analysis, which could result in a material impairment of goodwill.
Other Intangible Assets
If we are required to perform an interim goodwill analysis, and such analysis indicates impairment, the Company would need to perform an impairment analysis of relevant customer relationships and other intangible assets. With respect to Reporting Unit 2 referenced above, customer relationships with a net book value of $7.2 million as of June 30, 2017 could potentially be impaired if the reporting unit is concluded to be impaired. We will continue to monitor all intangible assets for indications of impairment and perform tests as necessary.
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
Management is currently evaluating the impact of adopting the ASU on the Company's financial position, results of operations, cash flows and related disclosures. Adoption of this ASU is expected to affect the manner in which the Company determines the unit of account for its projects (i.e., performance obligations). Under existing guidance, the Company may have multiple performance obligations for large, complex projects. Upon adoption, the Company expects that similar projects may have fewer performance obligations, possibly just one in some cases, which will result in a more constant recognition of revenue and profit over the term of the project. The Company will adopt this standard on July 1, 2018 using the modified retrospective method of application, which may result in a cumulative effect adjustment to retained earnings as of the date of adoption.
Management has completed its review of the new revenue standard and is currently developing a plan to review its contracts in order to confirm its understanding of how the new standard will impact its revenue recognition policy, disclosures, processes and internal controls. At this time, we cannot reliably estimate the amount of any potential retrospective adjustment.
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
We are currently evaluating the ASU's expected impact on our financial statements. See Note 8 - Operating Leases for more information about the timing and amount of future operating lease payments, which we believe is indicative of the materiality of adoption of the ASU to our financial statements.
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
The Company applied the amendments requiring the recognition of excess tax benefits and tax deficiencies in income prospectively. As a result, the Company recognized $0.5 million of excess tax benefits in its provision for income taxes during the year ended June 30, 2017, which increased basic and diluted earnings per share by $0.02. Under the prior accounting standard, the Company would have recognized the excess tax benefits in equity as APIC. The amendments relating to the presentation of excess tax benefits and tax deficiencies in the statement of cash flows were applied retrospectively. The effect of the retrospective adjustment was to eliminate the presentation of an operating cash outflow and a financing cash inflow for excess tax benefits on exercised stock options and vesting of deferred shares. These eliminations decreased net cash provided by operating activities by $3.3 million and decreased net cash used by financing activities by $3.3 million for the year ended June 30, 2016, and decreased net cash provided by operating activities by $1.8 million and increased cash provided by financing activities by $1.8 million for the year ended June 30, 2015. Net cash flows did not change in either year as a result of the retrospective adjustment.
Accounting for Forfeitures: The amendments in this ASU allow the Company to elect, as a company-wide accounting policy, either to continue to estimate the amount of forfeitures to exclude from compensation expense or to exclude forfeitures from compensation expense as they occur. Upon the adoption of the ASU during the first quarter of fiscal 2017, the Company elected to account for forfeitures as they occur. The Company is required to apply these amendments on a modified retrospective basis with a cumulative adjustment to retained earnings as of the beginning of the fiscal year. The Company recorded a modified retrospective adjustment to reduce the June 30, 2016 retained earnings balance and increase the APIC balance by $0.1 million each.
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

The Company adopted the ASU during the first quarter of fiscal 2017. Since the Company did not have any awards classified as liabilities due to statutory tax withholding requirements as of June 30, 2017, and since the Company already presented its cash outflows for reacquiring shares withheld for taxes as a financing activity in its statements of cash flows, these amendments did not have any impact on its financial statements upon adoption. The Company does not expect changes to employee withholdings for stock compensation to have a material impact to the financial statements.
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
The standard must be applied prospectively and must be adopted in fiscal years beginning after December 15, 2019. Early adoption is permitted and the Company adopted the ASU during its fourth fiscal quarter of 2017. The Company performed its annual goodwill impairment test on May 31, 2017 in accordance with the adopted ASU.
Accounting Standards Update 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting
In May 2017, the FASB issued ASU 2017-09 which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Entities should apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted and prospective application is required. Management does not expect the adoption of ASU 2017-09 to have a material impact on the Company’s financial position, results of operations or cash flows.

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
The Oil Gas & Chemical segment includes turnaround activities, plant maintenance, engineering and construction in the downstream and midstream petroleum industries. Our customers in these industries are engaged in refining crude oil and processing, fractionating, and marketing of natural gas and natural gas liquids. Another key offering is industrial cleaning services, which include hydroblasting, hydroexcavating, chemical cleaning and vacuum services. We also perform work in the petrochemical, upstream petroleum, and sulfur extraction, recovery and processing markets.
The Storage Solutions segment includes new construction of crude and refined products, ASTs, as well as planned and emergency maintenance services. The Storage Solutions segment also includes balance of plant work in storage terminals and tank farms. Also included in the Storage Solutions segment is work related to specialty storage tanks, including LNG, LIN/LOX, LPG tanks and other specialty vessels, including spheres. Finally, we offer AST products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.
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
The majority of the work for all segments is performed in the United States, with 19.7% of revenues generated internationally during fiscal 2017, 14.0% in fiscal 2016 and 10.2% in fiscal 2014. The percentage of revenues generated internationally is expected to decrease in fiscal 2018 compared to fiscal 2017 as work on a significant Canadian project in our Electrical Infrastructure segment nears completion. Significant period to period changes in revenues, gross profits and operating results are discussed below on a consolidated basis and for each segment.

Matrix Service Company
Results of Operations
(In thousands)

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
Fiscal Year 2017
Consolidated revenues	$373,384	$240,523	$481,696	$101,906	$1,197,509
Gross profit	7,137	12,675	55,651	5,540	81,003
Gross profit %	1.9%	5.3%	11.6%	5.4%	6.8%
Selling, general and administrative expenses	15,446	21,458	32,723	6,517	76,144
Operating income (loss)	(8,309)	(8,783)	22,928	(977)	4,859
Operating income %	(2.2)%	(3.7)%	4.8%	(1.0)%	0.4%
Fiscal Year 2016
Consolidated revenues	$349,011	$249,795	$563,512	$149,599	$1,311,917
Gross profit	29,301	18,553	67,843	10,294	125,991
Gross profit %	8.4%	7.4%	12.0%	6.9%	9.6%
Selling, general and administrative expenses	18,157	22,056	34,394	10,502	85,109
Operating income (loss)	11,144	(3,503)	33,449	(208)	40,882
Operating income %	3.2%	(1.4)%	5.9%	(0.1)%	3.1%
Fiscal Year 2015
Consolidated revenues	$257,930	$305,360	$503,123	$276,722	$1,343,135
Gross profit (loss)	(31,444)	25,394	58,085	35,335	87,370
Gross profit %	(12.2)%	8.3%	11.5%	12.8%	6.5%
Selling, general and administrative expenses	12,849	18,330	29,016	18,373	78,568
Operating income (loss)	(44,293)	7,064	29,069	16,962	8,802
Operating income %	(17.2)%	2.3%	5.8%	6.1%	0.7%
Variances Fiscal Year 2017 to Fiscal Year 2016 Increase/(Decrease)
Consolidated revenues	$24,373	$(9,272)	$(81,816)	$(47,693)	$(114,408)
Gross profit	(22,164)	(5,878)	(12,192)	(4,754)	(44,988)
Selling, general and administrative expenses	(2,711)	(598)	(1,671)	(3,985)	(8,965)
Operating income	(19,453)	(5,280)	(10,521)	(769)	(36,023)
Variances Fiscal Year 2016 to Fiscal Year 2015 Increase/(Decrease)
Consolidated revenues	$91,081	$(55,565)	$60,389	$(127,123)	$(31,218)
Gross profit	60,745	(6,841)	9,758	(25,041)	38,621
Selling, general and administrative expenses	5,308	3,726	5,378	(7,871)	6,541
Operating income	55,437	(10,567)	4,380	(17,170)	32,080

Impact of Commodity Price Volatility
A major decline in crude oil prices beginning in late 2014 and uncertainty in the energy industry has continued to negatively impact our results, particularly in the Oil Gas & Chemical and Storage Solutions segments. In our Storage Solutions segment, our customers continue to take a long-term view of the market, but continue to be cautious short-term. In our Oil Gas & Chemical segment, we are beginning to see some capital project awards and an improving outlook in routine maintenance and turnaround work. Although we are seeing some positive signs, our customers have been responding to prolonged lower crude oil prices and commodity price uncertainty by reducing spending on capital projects and delaying elective maintenance. This response tends to lag the price movements of crude oil and other commodities due to budget cycles and the long-term nature of planning for capital projects, especially large capital projects. While the average price of crude oil has increased modestly and the business environment in the energy industry did improve during fiscal 2017, increased volumes of project awards in these segments could lag these positive developments.
In the Industrial segment, our iron and steel customers have been facing challenges related to the global steel production over-capacity and the strong U.S. Dollar, which led to fewer project awards and lower work volumes in fiscal 2017. However, we are currently experiencing increased bidding activity and have been awarded more projects recently, both of which suggest that business conditions for our iron and steel customers may be improving. Furthermore, the value of the U.S. Dollar has been trending downward since the middle of fiscal 2017, the price of crude oil has modestly increased during fiscal 2017 and we are seeing improving economic conditions in other industrial markets. These developments tend to increase demand for steel, which in turn may lead to more project awards from our iron and steel customers near term. In the mining and minerals markets, fiscal 2017 experienced lower spending due to the softness of other commodity prices. However, copper prices, to which our clients are particularly exposed, have increased in recent months.
We do not expect fluctuation in commodity prices to have a significant impact on the Electrical Infrastructure segment.
Fiscal 2017 Versus Fiscal 2016
Consolidated
Consolidated revenue was $1.197 billion in fiscal 2017, a decrease of $114.4 million, or 8.7% from consolidated revenue of $1.312 billion in fiscal 2016. On a segment basis, consolidated revenue decreased in the Storage Solutions, Industrial and Oil Gas & Chemical segments by $81.8 million, $47.7 million, and $9.3 million, respectively, which were partially offset by higher revenue in the Electrical Infrastructure segment of $24.4 million.
Consolidated gross profit was $81.0 million in fiscal 2017 compared to $126.0 million in fiscal 2016. Gross margin decreased to 6.8% in fiscal 2017 compared to 9.6% in fiscal 2016. The reduction in gross margin in fiscal 2017 is primarily attributable to lower volumes, which led to increased under recovery of construction overhead costs, and the financial impact of an Electrical Infrastructure project (more fully discussed in Item 8. Financial Statements and Supplementary Data, Note 3 - Uncompleted Contracts).
Consolidated SG&A expenses were $76.1 million in fiscal 2017 compared to $85.1 million in the prior year. The decrease is primarily related to lower incentive compensation expense in fiscal 2017 and a bad debt charge of $5.2 million from a client bankruptcy in fiscal 2016. Fiscal 2017 SG&A expense included $1.1 million of acquisition and integration costs from the Houston Interests acquisition and fiscal 2016 SG&A expense included $1.2 million of acquisition and integration costs from the Baillie Tank Equipment acquisition (See Item 8. Financial Statements and Supplementary Data, Note 2 - Acquisitions).
Net interest expense was $2.1 million in fiscal 2017, and $0.7 million in the prior year. The higher interest expense in fiscal 2017 is primarily attributable to the higher average debt balance in the current year, which is largely attributable to the borrowings used to fund the Houston Interests acquisition, which was completed in the second quarter of fiscal 2017, and borrowings due to the timing of collections and disbursements on the previously announced Electrical Infrastructure project.
Our effective tax rate for fiscal 2017 was 94.4% compared to 35.6% in the same period a year earlier. Our effective tax rate for fiscal 2017 was impacted, in part, by the Electrical Infrastructure project discussed above. The loss on this project produced a tax benefit in Canada, which has a lower tax rate than the U.S. At the same time, the Company earned most of its taxable income domestically, which is taxed at a much higher rate. A full analysis of the Company's provision for income taxes is included in Item 8. Financial Statements and Supplementary Data, Note 6 - Income Taxes.
Net loss attributable to Matrix Service Company and the related fully diluted loss per share were $0.2 million and $0.01, respectively, in fiscal 2017 compared to net income and fully diluted earnings per share of $28.9 million and $1.07, respectively, in fiscal 2016.

Electrical Infrastructure
Revenue for the Electrical Infrastructure segment increased $24.4 million to $373.4 million in fiscal 2017 compared to $349.0 million in fiscal 2016. The increase in revenue was primarily a result of higher volumes on a significant power generation project, partially offset by lower volumes in transmission and distribution work. The fiscal 2017 gross margin was 1.9% compared to 8.4% in fiscal 2016. The lower fiscal 2017 gross margin was primarily attributable to the financial impact of the project referenced in the discussion of consolidated results above (more fully discussed in Item 8. Financial Statements and Supplementary Data, Note 3 - Uncompleted Contracts). Fiscal 2016 gross margin was negatively impacted by charges recorded in connection with an acquired EPC joint venture project (more fully discussed in Item 8. Financial Statements and Supplementary Data, Note 3 - Uncompleted Contracts).
Oil Gas & Chemical
Revenue for the Oil Gas & Chemical segment was $240.5 million in fiscal 2017 compared to $249.8 million in fiscal 2016. The decrease in revenue is related to lower volume across the business as refiners continue to limit spending as the result of continued volatility in commodity prices and market uncertainty, partially offset by incremental revenues associated with Houston Interests, which was acquired in December 2016 (See Item 8. Financial Statements and Supplementary Data, Note 2 - Acquisitions). The gross margin was 5.3% in fiscal 2017 compared to 7.4% in fiscal 2016. The gross margin for fiscal 2017 was affected by lower volume, which led to increased under recovery of overhead costs.
Storage Solutions
Revenue for the Storage Solutions segment was $481.7 million in fiscal 2017 compared to $563.5 million in the prior year. The decrease is primarily attributable to reduced activity during the second half of fiscal 2017 on the previously announced project for the construction of crude gathering terminals that support the Dakota Access Pipeline project and lower volumes in our domestic storage business. Gross margin was 11.6% in fiscal 2017 as a result of strong project execution, partially offset by increased under recovery of overhead costs due to lower volumes. Gross margin in fiscal 2016 was 12.0% as a result of effective project execution.
Industrial
Revenue for the Industrial segment was $101.9 million in fiscal 2017 compared to $149.6 million in fiscal 2016. The decline in revenue is primarily attributable to lower business volumes in the iron and steel and mining markets as a result of depressed commodity prices, and lower revenue recognized on a large fertilizer project. The gross margin was 5.4% in fiscal 2017 compared to 6.9% in the prior year. The fiscal 2017 gross margin was negatively impacted by the under recovery of construction overhead costs due to reduced volume.
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
Consolidated gross profit was $126.0 million in fiscal 2016 compared to $87.4 million in fiscal 2015. The Company recorded project charges of $7.1 million and $53.4 million on the acquired EPC joint venture project in fiscal 2016 and fiscal 2015, respectively. The charges, which are discussed in Item 8. Financial Statements and Supplementary Data, Note 3 - Uncompleted Contracts, reduced fiscal 2016 gross margins by 0.6% to 9.6% and reduced fiscal 2015 gross margins by 4.3% to 6.5%.
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
Our effective tax rate for fiscal 2016 was 35.6% compared to 123.2% in the same period a year earlier. Our effective tax rate for fiscal 2016 and 2015 was impacted, in part, by the acquired EPC joint venture project charges in which the Company has a 65% interest and does not receive a tax benefit. A full analysis of the Company's provision for income taxes is included in Item 8. Financial Statements and Supplementary Data, Note 6 - Income Taxes.

Fiscal 2016 net income attributable to Matrix Service Company and the related fully diluted earnings per share were $28.9 million and $1.07, compared to $17.2 million and $0.63 in the same period a year earlier.
Electrical Infrastructure
Revenue for the Electrical Infrastructure segment increased $91.1 million to $349.0 million in fiscal 2016 compared to $257.9 million in the same period a year earlier. The increased revenue volume in fiscal 2016 was due to volume increases in power delivery and accelerating work on the previously announced Napanee Generating Station. The Company recorded project charges of $7.1 million and $53.4 million on the acquired EPC joint venture project in fiscal 2016 and fiscal 2015. The charges, which are discussed in Item 8. Financial Statements and Supplementary Data, Note 3 - Uncompleted Contracts, reduced fiscal 2016 segment gross margins by 2.3% to 8.4% and reduced fiscal 2015 segment gross margins by 22.2% to (12.2%).
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

Non-GAAP Financial Measure
EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as net income (loss) before interest expense, income taxes, depreciation and amortization. We have presented Adjusted EBITDA, which we define as net income (loss) attributable to Matrix Service Company before interest expense, income taxes, depreciation and amortization, because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Consolidated Statements of Income entitled “Net income (loss) attributable to Matrix Service Company” is the most directly comparable GAAP measure to Adjusted EBITDA. Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. Adjusted EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not a measure of our ability to fund our cash needs. As Adjusted EBITDA excludes certain financial information compared with net income (loss) attributable to Matrix Service Company, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, Adjusted EBITDA, has certain material limitations as follows:

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

A reconciliation of Adjusted EBITDA to net income (loss) attributable to Matrix Service Company follows:

	Twelve Months Ended
	June 30, 2017	June 30, 2016	June 30, 2015
	(in thousands)
Net income (loss) attributable to Matrix Service Company	$(183)	$28,863	$17,157
Interest expense	2,211	852	1,236
Provision for income taxes	2,308	14,116	10,090
Depreciation and amortization	21,602	21,441	23,480
Adjusted EBITDA	$25,938	$65,272	$51,963

FINANCIAL CONDITION AND LIQUIDITY
Overview
We define liquidity as the ability to pay our liabilities as they become due, fund business operations and meet all contractual and financial obligations. Our primary sources of liquidity in fiscal 2017 were cash on hand at the beginning of the year, capacity under our senior revolving credit facility and cash generated from operations. Cash on hand at June 30, 2017 totaled $43.8 million and availability under the senior revolving credit facility totaled $78.4 million, resulting in total liquidity of $122.2 million. The United States Dollar equivalent of Canadian, South Korean, Australian and Colombian deposits totaled $7.7 million and is included in our consolidated cash balance. We expect to fund our operations for the next twelve months through the use of cash generated from operations, existing cash balances and borrowings under our senior revolving credit facility, as necessary.
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

Cash Flows Used by Operating Activities
Cash flows used by operating activities for the twelve months ended June 30, 2017 totaled $18.7 million. Major components of cash flows from operating activities for the year ending June 30, 2017 are as follows:

Net Cash Used by Operating Activities
(In thousands)

Net income	$138
Non-cash expenses	30,669
Deferred income tax	(2,556)
Cash effect of changes in working capital, net of acquisitions	(47,286)
Other	289
Net cash used by operating activities	$(18,746)

Working capital changes, net of effects from acquisitions, at June 30, 2017 in comparison to June 30, 2016 include the following:

•
Accounts receivable, net of bad debt expense recognized during the period, increased by $11.9 million during fiscal 2017, which reduced cash flows from operating activities. The variance is primarily attributable to the timing of billing and collections.

•
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") decreased $13.6 million while billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") increased $5.2 million, both of which increased cash flows from operating activities. The changes were due to the timing of invoice billings and collections. CIE and BIE balances can experience significant day-to-day fluctuations based on contract terms, the timing of when job costs are incurred, the invoicing of those job costs to the customer and subsequent cash collection, and other factors. See the Consolidated Statement of Cash Flows at Part 2, Item 8 of this Annual Report on Form 10-K for adjustments to net income and the impact of operating activities.

•
Accounts payable decreased by $37.0 million, which reduced cash flows from operating activities. The decrease was primarily due to the timing of payments and lower volumes of work in fiscal 2017 compared to the prior year.

•
Accrued expenses decreased by $9.6 million, which reduced cash flows from operating activities. The decrease was primarily due to lower volumes of work in fiscal 2017 compared to the prior year and timing.

Cash Flows Used for Investing Activities
Investing activities used $51.4 million of cash during the year ended June 30, 2017 due to $40.8 million of cash paid for the acquisition of Houston Interests and capital expenditures of $11.9 million, partially offset by proceeds from asset dispositions of $1.3 million. Capital expenditures included $4.4 million for office equipment and software, $3.8 million for the purchase of construction, fabrication equipment and small tools, $3.3 million for transportation equipment, and $0.4 million for land and buildings. The Company expects to spend approximately $8.2 million on capital expenditures in fiscal 2018.
Cash Flows Provided by Financing Activities
Financing activities provided $42.7 million of cash during the year ended June 30, 2017 primarily due to net borrowings under our senior revolving credit facility of $44.7 million and capital contributions received from the non-controlling interest holder of the EPC joint venture of $0.9 million. These sources of cash were partially offset by the repurchase of $2.3 million of Company stock for payment of withholding taxes due on equity-based compensation and the $1.1 million payment of fees related to the amendment and restatement and extension of our senior revolving credit facility.
Outstanding borrowings at June 30, 2017 under our senior revolving credit facility were primarily used to fund the acquisition of Houston Interests and working capital needs in our Canadian business due to the timing of collections and disbursements on the previously announced Electrical Infrastructure project.

Senior Revolving Credit Facility
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
The Credit Agreement includes the following covenants and borrowing limitations:

•	A Leverage Ratio, determined as of the end of each fiscal quarter, may not exceed 3.00 to 1.00.

•	A Fixed Charge Coverage Ratio, determined as of the end of each fiscal quarter, greater than or equal to 1.25 to 1.00.

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
The Credit Agreement includes a Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended June 30, 2017, Consolidated EBITDA, as defined in the Credit Agreement, was $43.6 million. Accordingly, at June 30, 2017, there was a restriction on our ability to access the full amount of the senior revolving credit facility. However, any continued constraint in future fiscal periods is not expected to impact our ability to operate the business. Consolidated Funded Indebtedness, as defined in the Credit Agreement, at June 30, 2017 was $52.5 million.
Consolidated EBITDA, as defined in the Credit Agreement, or "Covenant EBITDA," differs from Adjusted EBITDA, as reported under "Results of Operations - Non-GAAP Financial Measure," in Item 7 primarily because it permits the Company to:

•	exclude non-cash stock-based compensation expense,

•	include pro forma EBITDA of acquired businesses as if the acquisition occurred at the beginning of the previous four quarters, and

•
exclude certain other extraordinary items, as defined in the Credit Agreement. The Company excluded as extraordinary items the acquisition and integration costs incurred during the previous four quarters.

Availability under the senior revolving credit facility is as follows:

	June 30, 2017	June 30, 2016
	(In thousands)
Senior revolving credit facility	$300,000	$200,000
Capacity constraint due to the Senior Leverage Ratio	169,092	20,138
Capacity under the senior revolving credit facility	130,908	179,862
Borrowings outstanding	44,682	—
Letters of credit	7,825	20,755
Availability under the senior revolving credit facility	$78,401	$159,107
Although the constraint reduces our liquidity, the Company believes that the remaining availability under our senior revolving credit facility along with cash on hand and cash generated from operations will provide sufficient liquidity to achieve both our short-term and long-term business objectives. In addition, the credit agreement amendment discussed below under the caption "Subsequent Event" will further enhance our liquidity during the first half of fiscal 2018.
The Company is in compliance with all other affirmative, negative, and financial covenants under the Credit Agreement.
Outstanding borrowings at June 30, 2017 under our Credit Agreement were primarily used to fund the acquisition of Houston Interests and working capital needs in our Canadian business due to the timing of collections and disbursements on the previously announced Electrical Infrastructure project.
At June 30, 2017, the Company was at the lowest margin tier for the Adjusted LIBO Rate, EURIBO Rate, Alternate Base Rate, CDOR and Canadian Prime Rate loans and the lowest tier for the Unused Revolving Credit Facility Fee.
Subsequent Event

On August 31, 2017, the Company entered in to an amendment to its Credit Agreement, which provided the following:

•
The maximum permitted Leverage Ratio was temporarily increased to 4.00 to 1.00 for the quarters ending September 30, 2017, and December 31, 2017. The maximum Leverage Ratio will revert back to 3.00 to 1.00 beginning with the quarter ending March 31, 2018.

•
The Fixed Charge Coverage Ratio will not be tested for the quarters ending September 30, 2017 and December 31, 2017, but will be in effect and tested quarterly thereafter beginning with the quarter ending March 31, 2018.

•
A new minimum Consolidated EBITDA covenant was added solely for the four-quarter period ending December 31, 2017. For this period, the Company is required to achieve Consolidated EBITDA of $15.0 million.

•
The Restricted Payments covenant was amended to restrict cash dividends and share repurchases during the period beginning August 31, 2017 and ending December 31, 2017 to an aggregate basket of $5.0 million. In addition, during such period, both cash dividends and share repurchases are prohibited unless the pro forma Leverage Ratio is less than or equal to 2.50 to 1.00. Thereafter, the restriction reverts back to limiting cash dividends to 50% of net income for each fiscal year, and limiting share repurchases to $30.0 million per calendar year.

•
An additional increased pricing tier was added for the "Covenant Relief Period" beginning on August 31, 2017 and ending on the date we deliver our financial statements and compliance certificate for the fiscal quarter ending December 31, 2017. If our Leverage Ratio as of any quarterly calculation date during the Covenant Relief Period exceeds 3.00 to 1.00: (1) the Applicable Margin on ABR loans will be 1.875%; (2) the Applicable Margin for Adjusted LIBO, EURIBO and CDOR will be 2.875%; (3) the Applicable Margin for Canadian Prime Rate loans will be 3.375%; and (4) the unused credit facility fee will be 0.50%.

Dividend Policy
We have never paid cash dividends on our common stock, and the terms of our Credit Agreement limit the amount of cash dividends we can pay. Under our Credit Agreement, we may declare and pay cash dividends on our capital stock during any fiscal year up to an amount which, when added to all other cash dividends paid during such fiscal year, does not exceed 50% of our cumulative net income for such fiscal year to date, except that, pursuant to an amendment to our Credit Agreement, from August 31, 2017 through December 31, 2017, the total of cash dividend payments, along with share repurchases, may not exceed $5.0 million. In addition, during this time we are prohibited from paying cash dividends or repurchasing stock unless the pro forma Leverage Ratio, as defined in the Credit Agreement, is less than or equal to 2.50 to 1.00 (see Item 8. Financial Statements and Supplementary Data, Note 5 - Debt for information about the amended Credit Agreement subsequent event). While we currently do not intend to pay cash dividends, any future dividend payments will depend on our financial condition, capital requirements and earnings as well as other relevant factors.
Treasury Shares
On December 12, 2016, the Board of Directors approved a new stock buyback program (the "December 2016 Program"), which replaced the previous program that had been in place since November 2014. Under the December 2016 Program, the Company may repurchase common stock of the Company in any calendar year commencing with calendar year 2016 and continuing through calendar year 2018, up to a maximum of $25.0 million per calendar year.
The Company may repurchase its stock from time to time in the open market at prevailing market prices or in privately negotiated transactions, except during the period from August 31, 2017 until December 31, 2017, when share repurchases, along with cash dividend payments, are restricted to an aggregate basket of $5.0 million under our Credit Agreement. In addition, during this time share repurchases may only be made if the pro forma Leverage Ratio is less than or equal to 2.50 to 1.00 (see Item 8. Financial Statements and Supplementary Data, Note 5 - Debt for information about the amended Credit Agreement subsequent event). The December 2016 Program will continue through December 31, 2018 unless and until it is modified or revoked by the Board of Directors. No shares have been repurchased under the December 2016 Program as of June 30, 2017.
In addition to the stock buyback program, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix withheld 134,535 and 205,504 shares of common stock during fiscal 2017 and 2016, respectively, to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares. The Company has 1,287,655 treasury shares as of June 30, 2017 and intends to utilize these treasury shares in connection with equity awards under the Company’s stock incentive plans and for sales to the Employee Stock Purchase Plan.
Off-Balance Sheet Arrangements
As of June 30, 2017, the following off-balance sheet arrangements were in place to support our ordinary course obligations:

	Expiration Period
	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years	Total
	(In thousands)
Letters of credit(1)	$15,659	$—	$—	$—	$15,659
Surety bonds	67,271	2,227	20	—	69,518
Total	$82,930	$2,227	$20	$—	$85,177

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

Contractual Obligations
Contractual obligations at June 30, 2017 are summarized below:

	Contractual Obligations by Expiration Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In thousands)
Borrowings under senior revolving credit facility(1)	$—	$—	$44,682	$—	$44,682
Interest payments on debt(1)	2,547	4,841	4,895	—	12,283
Operating leases	7,477	11,332	7,013	10,129	35,951
Purchase obligations	2,424	2,697	674	—	5,795
Total contractual obligations	$12,448	$18,870	$57,264	$10,129	$98,711

(1)
Assumes total debt principal at June 30, 2017 is carried to maturity with no future borrowings or repayments. Interest payments on debt assumes the lowest margin tier that the Company was at for the fiscal year ended 2017.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our interest rate risk results primarily from our variable rate indebtedness under our Credit Agreement, which is influenced by movements in short-term rates. Borrowings under our $300.0 million senior revolving credit facility bear interest at a rate per annum equal to:

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
Subsequent Event
On August 31, 2017, the Company amended its Credit Agreement, which resulted in an additional pricing tier so that if our Leverage Ratio exceeds 3.00 to 1.00 during the Covenant Relief Period: (1) the Applicable Margin on ABR loans will be 1.875%; (2) the Applicable Margin for Adjusted LIBO, EURIBO and CDOR will be 2.875%; (3) the Applicable Margin for Canadian Prime Rate loans will be 3.375%; and (4) the unused credit facility fee will be 0.50%. See Item 8. Financial Statements and Supplementary Data, Note 5 - Debt for more information about the amended Credit Agreement.
Financial instruments with interest rate risk at June 30, 2017 were as follows:

	Maturity by Fiscal Year						Fair Value as of June 30, 2017
	2018	2019	2020	2021	2022	Total
	(In thousands)
Long-term debt:
Variable rate debt	$—	$—	$—	$—	$44,682	$44,682	$44,682

Financial instruments with interest rate risk at June 30, 2016 were as follows:

	Maturity by Fiscal Year						Fair Value as of June 30, 2016
	2017	2018	2019	2020	2021	Total
	(In thousands)
Long-term debt:
Variable rate debt	$—	$—	$—	$—	$—	$—	$—

Foreign Currency Risk
Matrix Service Company has subsidiaries with operations in Canada, South Korea and Colombia, which use the Canadian Dollar, South Korean Won and Colombian Peso, respectively, as their functional currencies. The Company also has a subsidiary with operations in Australia, but its functional currency is the U.S. Dollar since its sales are primarily denominated in U.S. Dollars. The Company's operations in Colombia resulted from business acquired as part of the Houston Interests, LLC acquisition and the operations in South Korea and Australia were acquired in the Baillie Tank Equipment, Ltd. acquisition. Both acquisitions are discussed in Note 2 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Historically, movements in the Canadian Dollar to U.S. Dollar exchange rate have not significantly impacted the Company's results. Also, the Company does not expect exchange rate fluctuations in its South Korean, Australian and Colombian operations to materially impact its financial results since these operations represent an insignificant portion of the Company's consolidated revenues and expenses. However, further growth in its Canadian, South Korean, Australian and/or Colombian operations and/or significant fluctuations in the Canadian Dollar, South Korean Won, Australian Dollar and/or Colombian Peso to U.S. Dollar exchange rates could impact the Company’s financial results in the future.
Management has not entered into derivative instruments to hedge foreign currency risk, but periodically evaluates the materiality of our foreign currency exposure. To mitigate our risk, on occasion we borrow Canadian Dollars under our senior revolving credit facility to settle U.S. Dollar account balances. A 10% unfavorable change in the Canadian Dollar against the U.S. Dollar would not have had a material impact on the financial results of the Company for the fiscal year ended June 30, 2017.
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

Item 8. Financial Statements and Supplementary Data

Financial Statement Schedules
The financial statement schedule is filed as a part of this report under Schedule II – Valuation and Qualifying Accounts for the three fiscal years ended June 30, 2017, June 30, 2016 and June 30, 2015 immediately following Quarterly Financial Data (Unaudited). All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017. In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
During fiscal year 2017, the Company completed the acquisition of Houston Interests, LLC ("Houston Interests"). Refer to Note 2 - Acquisitions, for additional information regarding this event. Management has excluded this business from its evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2017. The revenues attributable to this business represented approximately 3 percent of the Company's consolidated revenues for the year ended June 30, 2017 and its aggregate total assets represented approximately 13 percent of the Company's consolidated total assets as of June 30, 2017.
Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on this assessment, the Company’s management has concluded that the Company’s internal control over financial reporting as of June 30, 2017 was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017. Deloitte & Touche LLP’s report on the Company’s internal control over financial reporting is included herein.

/S/ John R. Hewitt	/S/ Kevin S. Cavanah
John R. Hewitt	Kevin S. Cavanah
President and Chief Executive Officer	Vice President and Chief Financial Officer
September 11, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Matrix Service Company
Tulsa, Oklahoma

We have audited the internal control over financial reporting of Matrix Service Company and subsidiaries (the “Company”) as of June 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Houston Interests, LLC, which was acquired on December 12, 2016 and whose financial statements constitute 3% of the Company’s consolidated revenues and 13% of the Company’s consolidated total assets of the consolidated financial statement amounts as of and for the year ended June 30, 2017. Accordingly, our audit did not include the internal control over financial reporting at Houston Interests, LLC. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2017 and financial statement schedule of the Company and our report dated September 11, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/S/ DELOITTE & TOUCHE LLP
Tulsa, Oklahoma
September 11, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Matrix Service Company
Tulsa, Oklahoma

We have audited the accompanying consolidated balance sheets of Matrix Service Company and subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended June 30, 2017.  Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Matrix Service Company and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 11, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP
Tulsa, Oklahoma
September 11, 2017

Matrix Service Company
Consolidated Statements of Income
(In thousands, except per share data)

	Twelve Months Ended
	June 30, 2017	June 30, 2016	June 30, 2015
Revenues	$1,197,509	$1,311,917	$1,343,135
Cost of revenues	1,116,506	1,185,926	1,255,765
Gross profit	81,003	125,991	87,370
Selling, general and administrative expenses	76,144	85,109	78,568
Operating income	4,859	40,882	8,802
Other income (expense):
Interest expense	(2,211)	(852)	(1,236)
Interest income	132	190	468
Other	(334)	(567)	158
Income before income tax expense	2,446	39,653	8,192
Provision for federal, state and foreign income taxes	2,308	14,116	10,090
Net income (loss)	138	25,537	(1,898)
Less: Net income (loss) attributable to noncontrolling interest	321	(3,326)	(19,055)
Net income (loss) attributable to Matrix Service Company	$(183)	$28,863	$17,157
Basic earnings (loss) per common share	$(0.01)	$1.09	$0.64
Diluted earnings (loss) per common share	$(0.01)	$1.07	$0.63
Weighted average common shares outstanding:
Basic	26,533	26,597	26,603
Diluted	26,533	27,100	27,177

See accompanying notes

Matrix Service Company
Consolidated Statements of Comprehensive Income
(In thousands)

	Twelve Months Ended
	June 30, 2017	June 30, 2016	June 30, 2015
Net income (loss)	$138	$25,537	$(1,898)
Other comprehensive loss, net of tax:
Foreign currency translation loss (net of tax of $180, $236 and $606 for the years ended June 30, 2017, 2016 and 2015, respectively)	(479)	(919)	(5,744)
Comprehensive income (loss)	(341)	24,618	(7,642)
Less: Comprehensive income (loss) attributable to noncontrolling interest	321	(3,326)	(19,055)
Comprehensive income (loss) attributable to Matrix Service Company	$(662)	$27,944	$11,413

See accompanying notes

Matrix Service Company
Consolidated Balance Sheets
(In thousands)

	June 30, 2017	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$43,805	$71,656
Accounts receivable, less allowances (2017 - $9,887; 2016 - $8,403)	210,953	190,434
Costs and estimated earnings in excess of billings on uncompleted contracts	91,180	104,001
Inventories	3,737	3,935
Income taxes receivable	4,042	9
Other current assets	4,913	5,411
Total current assets	358,630	375,446
Property, plant and equipment, at cost:
Land and buildings	38,916	39,224
Construction equipment	94,298	90,386
Transportation equipment	48,574	49,046
Office equipment and software	36,556	29,577
Construction in progress	5,952	7,475
Total property, plant and equipment - at cost	224,296	215,708
Accumulated depreciation	(144,022)	(130,977)
Property, plant and equipment - net	80,274	84,731
Goodwill	113,501	78,293
Other intangible assets	26,296	20,999
Deferred income taxes	3,385	3,719
Other assets	3,944	1,779
Total assets	$586,030	$564,967

See accompanying notes

Matrix Service Company
Consolidated Balance Sheets (continued)
(In thousands, except share data)

	June 30, 2017	June 30, 2016
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$105,649	$141,445
Billings on uncompleted contracts in excess of costs and estimated earnings	75,127	58,327
Accrued wages and benefits	20,992	27,716
Accrued insurance	9,340	9,246
Income taxes payable	169	2,675
Other accrued expenses	7,699	6,621
Total current liabilities	218,976	246,030
Deferred income taxes	128	3,198
Borrowings under senior revolving credit facility	44,682	—
Other liabilities	435	173
Total liabilities	264,221	249,401
Commitments and contingencies
Stockholders’ equity:
Matrix Service Company stockholders' equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of June 30, 2017 and June 30, 2016; 26,600,562 and 26,297,145 shares outstanding as of June 30, 2017 and June 30, 2016	279	279
Additional paid-in capital	128,419	126,958
Retained earnings	222,974	223,257
Accumulated other comprehensive loss	(7,324)	(6,845)
	344,348	343,649
Less treasury stock, at cost — 1,287,655 and 1,591,072 shares as of June 30, 2017 and June 30, 2016	(22,539)	(26,907)
Total Matrix Service Company stockholders' equity	321,809	316,742
Noncontrolling interest	—	(1,176)
Total stockholders' equity	321,809	315,566
Total liabilities and stockholders’ equity	$586,030	$564,967

See accompanying notes

Matrix Service Company
Consolidated Statements of Cash Flows
(In thousands)

	Twelve Months Ended
	June 30, 2017	June 30, 2016	June 30, 2015
Operating activities:
Net income (loss)	$138	$25,537	$(1,898)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities, net of effects of acquisitions:
Depreciation and amortization	21,602	21,441	23,480
Deferred income tax	(2,556)	1,871	(1,052)
Gain on sale of property, plant and equipment	(142)	(39)	(252)
Provision for uncollectible accounts	1,748	6,034	357
Stock-based compensation expense	7,461	6,317	6,302
Other	289	240	238
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects from acquisitions:
Accounts receivable	(11,932)	4,152	6,831
Costs and estimated earnings in excess of billings on uncompleted contracts	13,567	(17,930)	(13,063)
Inventories	198	606	272
Other assets and liabilities	(7,641)	7,380	11,558
Accounts payable	(37,047)	14,698	12,957
Billings on uncompleted contracts in excess of costs and estimated earnings	5,212	(38,377)	(11,736)
Accrued expenses	(9,643)	1,657	(7,754)
Net cash provided (used) by operating activities	(18,746)	33,587	26,240
Investing activities:
Acquisitions, net of cash acquired (Note 2)	(40,819)	(13,049)	(5,551)
Acquisition of property, plant and equipment	(11,908)	(13,939)	(15,773)
Proceeds from asset sales	1,308	422	750
Net cash used by investing activities	$(51,419)	$(26,566)	$(20,574)

See accompanying notes

Matrix Service Company
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Twelve Months Ended
	June 30, 2017	June 30, 2016	June 30, 2015
Financing activities:
Advances under senior revolving credit facility	$126,933	$10,213	$11,165
Repayments of advances under senior revolving credit facility	(82,251)	(19,017)	(13,982)
Payment of debt amendment fees	(1,073)	—	—
Open market purchase of treasury shares	—	(10,461)	(5,000)
Issuances of common stock	253	638	493
Proceeds from issuance of common stock under employee stock purchase plan	305	335	298
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(2,290)	(4,588)	(2,528)
Capital contributions from noncontrolling interest	855	10,892	8,546
Repayment of acquired long-term debt	—	(1,858)	—
Net cash provided (used) by financing activities	42,732	(13,846)	(1,008)
Effect of exchange rate changes on cash	(418)	(758)	(2,534)
Net increase (decrease) in cash and cash equivalents	(27,851)	(7,583)	2,124
Cash and cash equivalents, beginning of period	71,656	79,239	77,115
Cash and cash equivalents, end of period	$43,805	$71,656	$79,239
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$11,968	$9,365	$6,960
Interest	$1,788	$881	$1,281
Non-cash investing and financing activities:
Accrued acquisition working capital adjustment (Note 2)	$1,687	$—	$—
Purchases of property, plant and equipment on account	$483	$193	$439
Assumption of debt from acquisition (Note 2)	$—	$1,858	$—

See accompanying notes

Matrix Service Company
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Non- Controlling Interest	Total
Balances, July 1, 2014	$279	$119,777	$177,237	$(16,595)	$(182)	$1,767	$282,283
Capital contributions from noncontrolling interest	—	—	—	—	—	8,546	8,546
Net income (loss)	—	—	17,157	—	—	(19,055)	(1,898)
Other comprehensive loss	—	—	—	—	(5,744)	—	(5,744)
Treasury Shares sold to Employee Stock Purchase Plan (13,243 shares)	—	134	—	164	—	—	298
Exercise of stock options (55,200 shares)	—	(275)	—	768	—	—	493
Issuance of deferred shares (326,763 shares)	—	(4,702)	—	4,702	—	—	—
Treasury shares repurchased to satisfy tax withholding obligations (105,058 shares)	—	—	—	(2,528)	—	—	(2,528)
Tax effect of exercised stock options and vesting of deferred shares	—	1,802	—	—	—	—	1,802
Open market purchases of treasury shares (283,772 shares)	—	—	—	(5,000)	—	—	(5,000)
Stock-based compensation expense	—	6,302	—	—	—	—	6,302
Balances, June 30, 2015	279	123,038	194,394	(18,489)	(5,926)	(8,742)	284,554
Capital contributions from noncontrolling interest	—	—	—	—	—	10,892	10,892
Net income (loss)	—	—	28,863	—	—	(3,326)	25,537
Other comprehensive loss	—	—	—	—	(919)	—	(919)
Treasury Shares sold to Employee Stock Purchase Plan (17,304 shares)	—	177	—	158	—	—	335
Exercise of stock options (68,037 shares)	—	14	—	624	—	—	638
Issuance of deferred shares (631,443 shares)	—	(5,849)	—	5,849	—	—	—
Treasury shares repurchased to satisfy tax withholding obligations (205,504 shares)	—	—	—	(4,588)	—	—	(4,588)
Tax effect of exercised stock options and vesting of deferred shares	—	3,261	—	—	—	—	3,261
Open market purchases of treasury shares (654,958 shares)	—	—	—	(10,461)	—	—	(10,461)
Stock-based compensation expense	—	6,317	—	—	—	—	6,317
Balances, June 30, 2016	279	126,958	223,257	(26,907)	(6,845)	(1,176)	315,566
Retrospective adjustment upon adoption of ASU 2016-09 (see Note 1)	—	100	(100)	—	—	—	—
Balances, June 30, 2016, as adjusted	279	127,058	223,157	(26,907)	(6,845)	(1,176)	315,566
Capital contributions from Non-Controlling Interest	—	—	—	—	—	855	855
Net income (loss)	—	—	(183)	—	—	321	138
Other comprehensive loss	—	—	—	—	(479)	—	(479)
Treasury Shares Sold to Employee Stock Purchase Plan (16,609 shares)	—	(25)	—	330	—	—	305
Exercise of stock options (24,813 shares)	—	(317)	—	570	—	—	253
Issuance of deferred shares (396,530 shares)	—	(5,758)	—	5,758	—	—	—
Treasury shares repurchased to satisfy tax withholding obligations (134,535 shares)	—	—	—	(2,290)	—	—	(2,290)
Stock-based compensation expense	—	7,461	—	—	—	—	7,461
Balances, June 30, 2017	$279	$128,419	$222,974	$(22,539)	$(7,324)	$—	$321,809

See accompanying notes

Matrix Service Company
Notes to Consolidated Financial Statements
Note 1—Summary of Significant Accounting Policies
Organization and Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Matrix Service Company (“Matrix” or the “Company”) and its subsidiaries, all of which are wholly owned. Intercompany transactions and balances have been eliminated in consolidation.
The Company operates in the United States, Canada, South Korea, Australia and Colombia. The Company’s reportable segments are Electrical Infrastructure, Oil Gas & Chemical, Storage Solutions and Industrial.
Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We believe the most significant estimates and judgments are associated with revenue recognition, the recoverability tests that must be periodically performed with respect to our goodwill and other intangible assets, valuation reserves on our accounts receivable and deferred tax assets, and the estimation of loss contingencies, including liabilities associated with litigation and with the self-insured retentions on our insurance programs. Actual results could materially differ from those estimates.
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
Precontract Costs
Precontract costs are costs incurred in anticipation of obtaining a contract that will result in no future benefit unless the contract is obtained. The Company generally expenses precontract costs to cost of revenue as incurred, but, in certain cases their recognition may be deferred if specific criteria are met. We had no deferred precontract costs at June 30, 2017 or 2016.

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
Cash and Cash Equivalents
The Company includes as cash equivalents all investments with original maturities of three months or less which are readily convertible into cash. The Company had approximately $0.3 million of restricted cash related to a customer deposit at June 30, 2017 and 2016. We have cash on deposit at June 30, 2017 with banks in the United States, Canada, South Korea, Australia and Colombia in excess of Federal Deposit Insurance Corporation ("FDIC"), Canada Deposit Insurance Corporation ("CDIC"), Korea Deposit Insurance Corporation ("KDIC"), Financial Claims Scheme ("FCS") and Fondo de Garantias de Instituciones Financieras protection limits, respectively. The United States Dollar equivalent of Canadian, South Korean, Australian and Colombian deposits totaled $7.7 million as of June 30, 2017.
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
Goodwill
Goodwill represents the excess of the purchase price of acquisitions over the acquisition date fair value of the net identifiable tangible and intangible assets acquired. In accordance with current accounting guidance, goodwill is not amortized and is tested at least annually for impairment at the reporting unit level, which is a level below our reportable segments.
We perform our annual test during the fourth quarter of each fiscal year and in any other period in which indicators of impairment warrant additional tests. The goodwill impairment test involves comparing management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, then goodwill is not impaired. If the fair value of a reporting unit is less than its carrying value, then goodwill is impaired to the extent of the difference, but the impairment may not exceed the balance of goodwill assigned to that reporting unit.
Management utilizes a discounted cash flow analysis, referred to as an income approach, to determine the estimated fair value of our reporting units. Significant judgments and assumptions including the discount rate, anticipated revenue growth rate, gross margins, operating expenses, working capital needs and capital expenditures are inherent in these fair value estimates, which are based on our operating and capital budgets and on our strategic plan. As a result, actual results may differ from the estimates utilized in our income approach. The use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and could result in the recognition of an impairment charge in the financial statements. As a result of these uncertainties, we utilize multiple scenarios and assign probabilities to each of the scenarios in the income approach. We also consider the combined carrying values of our reporting units to our market capitalization.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Other Intangible Assets
Intangible assets that have finite useful lives are amortized by the straight-line method over their useful lives ranging from 1 year to 15 years. A finite intangible asset is considered impaired when its carrying amount is not recoverable and exceeds the asset's fair value. The carrying amount is deemed unrecoverable if it is greater than the sum of undiscounted cash flows expected to result from use and eventual disposition of the asset. An impairment loss is equal to the excess of the carrying amount over the fair value of the asset. If quoted market prices are not available, the fair values of the intangible assets are based on present values of expected future cash flows or royalties avoided using discount rates commensurate with the risks involved.
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
Stock-Based Compensation
The Company has issued stock options and nonvested deferred share awards under its long-term incentive compensation plans. The fair value of these awards is calculated at grant date. The fair value of time-based, nonvested deferred shares is the value of the Company’s common stock at the grant date. The fair value of market-based nonvested deferred shares is based on several factors, including the probability that the market condition specified in the grant will be achieved. The fair value of stock options is determined based on the Black-Scholes option pricing model. For all stock-based awards, expense is recognized over the requisite service period with forfeitures recorded as they occur.
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
Foreign Currency
The functional currencies of the Company’s operations in Canada, South Korea, Australia and Colombia are the Canadian Dollar, South Korean Won, U.S. Dollar and Colombian Peso, respectively. For subsidiaries with operations using a foreign functional currency, assets and liabilities are translated at the year end exchange rates and the income statement accounts are translated at average exchange rates throughout the year. Translation gains and losses are reported in Accumulated Other Comprehensive Income (Loss) in the Consolidated Statements of Changes in Stockholders’ Equity and in Other Comprehensive Income (Loss) in the Consolidated Statements of Comprehensive Income. Transaction gains and losses are reported as a component of Other income (expense) in the Consolidated Statements of Income.

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
Management is currently evaluating the impact of adopting the ASU on the Company's financial position, results of operations, cash flows and related disclosures. Adoption of this ASU is expected to affect the manner in which the Company determines the unit of account for its projects (i.e., performance obligations). Under existing guidance, the Company may have multiple performance obligations for large, complex projects. Upon adoption, the Company expects that similar projects may have fewer performance obligations, possibly just one in some cases, which will result in a more constant recognition of revenue and profit over the term of the project. The Company will adopt this standard on July 1, 2018 using the modified retrospective method of application, which may result in a cumulative effect adjustment to retained earnings as of the date of adoption.
Management has completed its review of the new revenue standard and is currently developing a plan to review its contracts in order to confirm its understanding of how the new standard will impact its revenue recognition policy, disclosures, processes and internal controls. At this time, we cannot reliably estimate the amount of any potential retrospective adjustment.
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
We are currently evaluating the ASU's expected impact on our financial statements. See Note 8 - Operating Leases for more information about the timing and amount of future operating lease payments, which we believe is indicative of the materiality of adoption of the ASU to our financial statements.
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
The Company applied the amendments requiring the recognition of excess tax benefits and tax deficiencies in income prospectively. As a result, the Company recognized $0.5 million of excess tax benefits in its provision for income taxes during the year ended June 30, 2017, which increased basic and diluted earnings per share by $0.02. Under the prior accounting standard, the Company would have recognized the excess tax benefits in equity as APIC. The amendments relating to the presentation of excess tax benefits and tax deficiencies in the statement of cash flows were applied retrospectively. The effect of the retrospective adjustment was to eliminate the presentation of an operating cash outflow and a financing cash inflow for excess tax benefits on exercised stock options and vesting of deferred shares. These eliminations decreased net cash provided by operating activities by $3.3 million and decreased net cash used by financing activities by $3.3 million for the year ended June 30, 2016, and decreased net cash provided by operating activities by $1.8 million and increased cash provided by financing activities by $1.8 million for the year ended June 30, 2015. Net cash flows did not change in either year as a result of the retrospective adjustment.
Accounting for Forfeitures: The amendments in this ASU allow the Company to elect, as a company-wide accounting policy, either to continue to estimate the amount of forfeitures to exclude from compensation expense or to exclude forfeitures from compensation expense as they occur. Upon the adoption of the ASU during the first quarter of fiscal 2017, the Company elected to account for forfeitures as they occur. The Company is required to apply these amendments on a modified retrospective basis with a cumulative adjustment to retained earnings as of the beginning of the fiscal year. The Company recorded a modified retrospective adjustment to reduce the June 30, 2016 retained earnings balance and increase the APIC balance by $0.1 million each.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

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
The Company adopted the ASU during the first quarter of fiscal 2017. Since the Company did not have any awards classified as liabilities due to statutory tax withholding requirements as of June 30, 2017, and since the Company already presented its cash outflows for reacquiring shares withheld for taxes as a financing activity in its statements of cash flows, these amendments did not have any impact on its financial statements upon adoption. The Company does not expect changes to employee withholdings for stock compensation to have a material impact to the financial statements.
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
The standard must be applied prospectively and must be adopted in fiscal years beginning after December 15, 2019. Early adoption is permitted and the Company adopted the ASU during its fourth fiscal quarter of 2017. The Company performed its annual goodwill impairment test on May 31, 2017 in accordance with the adopted ASU.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Accounting Standards Update 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting
In May 2017, the FASB issued ASU 2017-09 which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Entities should apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted and prospective application is required. Management does not expect the adoption of ASU 2017-09 to have a material impact on the Company’s financial position, results of operations or cash flows.
Note 2—Acquisitions
Purchase of Houston Interests, LLC
On December 12, 2016, the Company completed the acquisition of Houston Interests, LLC ("Houston Interests"), a premier global solutions company that provides consulting, engineering, design, construction services and systems integration. Houston Interests brings expertise to the Company in natural gas processing; sulfur recovery, processing and handling; liquid terminals, silos and other bulk storage; process plant design; power generation environmental controls and material handling; industrial power distribution; electrical, instrumentation and controls; marine structures; material handling systems and terminals for cement, sulfur, fertilizer, coal and grain; and process heaters. The business has been included in our Matrix PDM Engineering, Inc. subsidiary, and its operating results have been included in the Oil Gas & Chemical and Industrial segments.
The Company purchased all of the equity interests of Houston Interests for $42.5 million, net of working capital adjustments and cash acquired. The consideration paid as of June 30, 2017 is as follows (in thousands):

Cash paid for equity interest	$46,000
Cash paid for working capital	5,150
Less: cash acquired	(10,331)
Cash consideration paid	40,819
Accrued working capital adjustment	1,687
Net purchase price	$42,506
The Company funded the equity interest portion of the consideration paid from borrowings under the Company's senior secured revolving credit facility (See Note 5). The purchase of working capital was paid with cash on hand. The net purchase price was allocated to the major categories of assets and liabilities based on their estimated fair value at the acquisition date.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The following table summarizes the preliminary net purchase price allocation (in thousands):

Cash and cash equivalents	$10,331
Accounts receivable	10,273
Costs and estimated earnings in excess of billings on uncompleted contracts	746
Other current assets	454
Current assets	21,804
Property, plant and equipment	942
Goodwill	35,146
Other intangible assets	10,220
Total assets acquired	68,112
Accounts payable	962
Billings on uncompleted contracts in excess of costs and estimated earnings	11,648
Other accrued expenses	2,475
Current liabilities	15,085
Other liabilities	190
Net assets acquired	52,837
Less: cash acquired	10,331
Net purchase price	$42,506
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
The Company agreed to pay the previous owners up to $2.6 million for any unused portion of acquired warranty obligations outstanding as of June 30, 2017. This agreement was settled for $1.7 million, which was paid in July 2017. This settlement was reflected as a decrease to the acquired current liabilities and an increase to the net purchase price.
The Company incurred $0.6 million of expenses related to closing the acquisition during the year ended June 30, 2017, which were included within selling, general and administrative expenses in the consolidated statements of income. During the year ended June 30, 2017, the acquired business contributed revenues of $33.4 million and operating income of $1.3 million.
The unaudited financial information in the table below summarizes the combined results of operations of Matrix Service Company and Houston Interests for the years ended June 30, 2017 and 2016, on a pro forma basis, as though the companies had been combined as of July 1, 2015. The pro forma financial information presented in the table below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at July 1, 2015 nor should it be taken as indicative of future consolidated results of operations.

	Twelve Months Ended
	June 30, 2017	June 30, 2016
	(In thousands, except per share data)
Revenues	$1,233,372	$1,427,313
Net income attributable to Matrix Service Company	$7,326	$32,352
Basic earnings per common share	$0.28	$1.22
Diluted earnings per common share	$0.27	$1.19

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The pro forma financial information presented in the table above includes the following adjustments to the combined entities' historical financial statements:

•
The combined entities recorded approximately $3.3 million of acquisition and integration expenses during the year ended June 30, 2017, which were transferred in the pro forma earnings to the year ended June 30, 2016 in order to report them as if they were incurred on July 1, 2015. Pro forma earnings were adjusted to include integration expenses that would have been recognized had the acquisition occurred on July 1, 2015 of $0.8 million and $0.9 million during the years ended June 30, 2017 and 2016, respectively.

•
Interest expense for the combined entities was increased by $0.7 million for the year ended June 30, 2017 and by $1.4 million during the year ended June 30, 2016. The increase was attributable to the assumption that the Company's borrowings of $46.0 million used to fund a portion of the acquisition had been outstanding as of July 1, 2015. This increase was partially offset by the assumption that Houston Interests' former debt was extinguished as of July 1, 2015.

•
Depreciation and intangible asset amortization expense for the combined entities was reduced by $1.4 million during the year ended June 30, 2017 and was increased by $1.8 million during the year ended June 30, 2016. These adjustments are primarily due to the recognition of amortizable intangible assets as part of the acquisition and the effect of fair value adjustments to acquired property, plant and equipment.

•
Pro forma earnings were adjusted to include additional income tax expense of $2.0 million and $2.2 million during the years ended June 30, 2017 and 2016, respectively. Houston Interests was previously an exempt entity and income taxes were not assessed in its historical financial information.

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
The following table summarizes the final purchase price allocation (in thousands):

Current assets	$5,574
Property, plant and equipment	4,347
Goodwill	7,030
Other intangible assets	720
Other assets	233
Total assets acquired	17,904
Current liabilities	1,669
Deferred income taxes	329
Long-term debt	1,858
Other liabilities	407
Net assets acquired	13,641
Less: cash acquired	592
Net purchase price	$13,049

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The goodwill recognized from the acquisition is attributable to the synergies of combining our operations and the technical expertise of the acquired workforce. None of the goodwill recognized is deductible for income tax purposes.
The Company incurred $1.2 million of expenses related to the acquisition for the year ended June 30, 2016, which are included within selling, general and administrative expenses in the consolidated statements of income. The acquired business contributed revenues of $7.8 million and operating income of $0.5 million during the year ended June 30, 2017, and contributed revenues of $5.4 million and operating income of $0.3 million for the period from February 1, 2016 to June 30, 2016.
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

	June 30, 2017	June 30, 2016
	(In thousands)
Costs and estimated earnings recognized on uncompleted contracts	$1,919,054	$1,875,014
Billings on uncompleted contracts	1,903,001	1,829,340
	$16,053	$45,674
Shown on balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$91,180	$104,001
Billings on uncompleted contracts in excess of costs and estimated earnings	75,127	58,327
	$16,053	$45,674

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Progress billings in accounts receivable at June 30, 2017 and June 30, 2016 included retentions to be collected within one year of $54.3 million and $29.7 million, respectively. Contract retentions collectible beyond one year are included in other assets in the condensed consolidated balance sheet and totaled $1.9 million at June 30, 2017 and $0.3 million at June 30, 2016. Accounts payable included retentions of $12.6 million at June 30, 2017 and $14.9 million at June 30, 2016. Accounts payable retentions are generally expected to be settled within one year.
Other
Our results were negatively impacted by an increased cost estimate related to a large project in the Electrical Infrastructure segment, which resulted in a decrease in gross profit. The change in cost estimate resulted from a deterioration in the financial forecast of the project during the third fiscal quarter and was caused by various factors that have delayed schedule progress and reduced productivity. In July 2017, the Company reached a settlement agreement with the customer, which resolved open claims and modified the terms enabling the Company to recover all costs and overhead to perform the remainder of the work.  In addition, the execution strategy was revised and a significant portion of future work will no longer be performed by the Company.  The magnitude of the scope reduction is based on the Company’s best estimate at this time but may change as the detailed execution plan continues to develop.
During the year ended June 30, 2015 our results of operations were materially impacted by charges resulting from a change in estimate related to an acquired EPC joint venture project in the Electrical Infrastructure segment. The charges resulted in a reduction to operating income of $53.4 million and an after-tax reduction of $18.3 million to net income attributable to Matrix Service Company for fiscal year 2015. The Company recorded additional charges on this project during the year ended June 30, 2016. The fiscal 2016 project charges are attributable to higher than expected project closeout costs. The Company reached substantial completion on the project in the fourth quarter of fiscal 2015.
Note 4—Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Net balance at June 30, 2014	$43,243	$10,943	$10,027	$5,624	$69,837
Acquisition related adjustments	175	—	—	44	219
Purchase of HDB (Note 2)	—	3,065	—	—	3,065
Translation adjustment (1)	(1,044)	—	(363)	(196)	(1,603)
Net balance at June 30, 2015	42,374	14,008	9,664	5,472	71,518
Purchase of BTE (Note 2)	—	—	6,942	—	6,942
Translation adjustment (1)	(204)	—	75	(38)	(167)
Net balance at June 30, 2016	42,170	14,008	16,681	5,434	78,293
Purchase of Houston Interests (Note 2)	—	19,596	—	15,550	35,146
Acquisition related adjustments	—	—	88	—	88
Translation adjustment (1)	(18)	—	(5)	(3)	(26)
Net balance at June 30, 2017	$42,152	$33,604	$16,764	$20,981	$113,501

(1)
The translation adjustments relate to the periodic translation of Canadian Dollar and South Korean Won denominated goodwill recorded as a part of prior acquisitions in Canada and South Korea, in which the local currency was determined to be the functional currency.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

We performed our annual goodwill impairment test as of May 31, 2017, which resulted in no impairment. However, the aggregate difference between the fair values of our reporting units and their carrying amounts has decreased significantly since last year as a result of current market conditions. The fair value of one reporting unit (carrying value of goodwill of $8.0 million) only exceeded its carrying amount by 9%. The valuation model for this reporting unit incorporates the award of a significant project prior to the end of the second fiscal quarter, with project work to commence shortly thereafter. Management has concluded this award is probable of occurring. If the project is ultimately not awarded to us, the Company currently expects this would represent a triggering event requiring an interim evaluation of goodwill with respect to this reporting unit, which could result in a material impairment. In addition, for our other reporting units, if the market view of revenue opportunities or gross margin changes, the Company may need to perform an interim analysis, which could result in the recognition of a material impairment to goodwill. The Company will continue to monitor the operating results of its reporting units each period and perform additional tests as needed.
Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At June 30, 2017
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	9 to 15	$2,579	$(1,425)	$1,154
Customer based	1 to 15	38,207	(13,543)	24,664
Non-compete Agreements	4 to 5	1,453	(1,298)	155
Trade names	1 to 3	1,630	(1,307)	323
Total other intangible assets		$43,869	$(17,573)	$26,296

		At June 30, 2016
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	9 to 15	$2,579	$(1,246)	$1,333
Customer based	1.5 to 15	28,179	(9,655)	18,524
Non-compete agreements	4 to 5	1,453	(1,102)	351
Trade name	3 to 5	1,615	(824)	791
Total other intangible assets		$33,826	$(12,827)	$20,999
If we are required to perform an interim goodwill analysis, and such analysis indicates impairment, the Company would need to perform an impairment analysis of relevant customer relationships and other intangible assets. With respect to the reporting unit referenced above, customer relationships with a net book value of $7.2 million as of June 30, 2017 could potentially be impaired if the reporting unit is concluded to be impaired. We will continue to monitor all intangible assets for indications of impairment and perform tests as necessary.
The increase in the gross carrying amount of other intangible assets at June 30, 2017 compared to June 30, 2016 is primarily due to the December 12, 2016 acquisition of Houston Interests (See Note 2). The specifically identifiable intangible assets recognized in the Houston Interests acquisition consist of:

•	customer-based intangibles with a fair value of $10.0 million and useful life of between 1 and 9 years; and

•	trade name with a fair value of $0.2 million and useful life of 1 year.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Amortization expense totaled $4.9 million, $3.6 million, and $5.0 million in fiscal 2017, 2016, and 2015, respectively. The Company recognized $1.6 million of amortization expense during the year ended June 30, 2017 for intangible assets recorded as part of the Houston Interests acquisition. We estimate that future amortization of other intangible assets will be as follows (in thousands):

For year ending:
June 30, 2018	$4,742
June 30, 2019	3,501
June 30, 2020	3,491
June 30, 2021	3,472
June 30, 2022	2,618
Thereafter	8,472
Total estimated amortization expense	$26,296
Note 5—Debt
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
The Credit Agreement includes the following covenants and borrowing limitations:

•	A Leverage Ratio, determined as of the end of each fiscal quarter, may not exceed 3.00 to 1.00.

•	A Fixed Charge Coverage Ratio, determined as of the end of each fiscal quarter, greater than or equal to 1.25 to 1.00.

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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The carrying value of the senior revolving credit facility approximates its fair value at each balance sheet date.
The Credit Agreement includes a Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended June 30, 2017, Consolidated EBITDA was $43.6 million. Consolidated Funded Indebtedness, as defined in the Credit Agreement, at June 30, 2017 was $52.5 million.
Availability under the senior revolving credit facility is as follows:

	June 30, 2017	June 30, 2016
	(In thousands)
Senior revolving credit facility	$300,000	$200,000
Capacity constraint due to the Leverage Ratio	169,092	20,138
Capacity under the senior revolving credit facility	130,908	179,862
Letters of credit issued	7,825	20,755
Borrowings outstanding	44,682	—
Availability under the senior revolving credit facility	$78,401	$159,107

Outstanding borrowings at June 30, 2017 under our Credit Agreement were primarily used to fund the acquisition of Houston Interests (See Note 2) and working capital needs in our Canadian business due to the timing of collections and disbursements on the previously announced Electrical Infrastructure project.
The Company is in compliance with all other affirmative, negative, and financial covenants under the Credit Agreement.
Subsequent Event

On August 31, 2017, the Company entered in to an amendment to its Credit Agreement, which provided the following:

•
The maximum permitted Leverage Ratio was temporarily increased to 4.00 to 1.00 for the quarters ending September 30, 2017, and December 31, 2017. The maximum Leverage Ratio will revert back to 3.00 to 1.00 beginning with the quarter ending March 31, 2018.

•
The Fixed Charge Coverage Ratio will not be tested for the quarters ending September 30, 2017 and December 31, 2017, but will be in effect and tested quarterly thereafter beginning with the quarter ending March 31, 2018.

•
A new minimum Consolidated EBITDA covenant was added solely for the four-quarter period ending December 31, 2017. For this period, the Company is required to achieve Consolidated EBITDA of $15.0 million.

•
The Restricted Payments covenant was amended to restrict cash dividends and share repurchases during the period beginning August 31, 2017 and ending December 31, 2017 to an aggregate basket of $5.0 million. In addition, during such period, both cash dividends and share repurchases are prohibited unless the pro forma Leverage Ratio is less than or equal to 2.50 to 1.00. Thereafter, the restriction reverts back to limiting cash dividends to 50% of net income for each fiscal year, and limiting share repurchases to $30.0 million per calendar year.

•
An additional increased pricing tier was added for the "Covenant Relief Period" beginning on August 31, 2017 and ending on the date we deliver our financial statements and compliance certificate for the fiscal quarter ending December 31, 2017. If our Leverage Ratio as of any quarterly calculation date during the Covenant Relief Period exceeds 3.00 to 1.00: (1) the Applicable Margin on ABR loans will be 1.875%; (2) the Applicable Margin for Adjusted LIBO, EURIBO and CDOR will be 2.875%; (3) the Applicable Margin for Canadian Prime Rate loans will be 3.375%; and (4) the unused credit facility fee will be 0.50%.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Note 6—Income Taxes
The sources of pretax income (loss) are as follows:

	Twelve Months Ended
	June 30, 2017	June 30, 2016	June 30, 2015
	(In thousands)
Domestic	$19,763	$33,986	$(4,001)
Foreign	(17,317)	5,667	12,193
Total	$2,446	$39,653	$8,192
For fiscal 2017, 2016 and 2015, domestic pretax income included a gain of $0.3 million and losses of $3.3 million and $19.1 million, respectively, related to our acquired EPC joint venture project. The Company consolidates the acquired EPC joint venture project and reports a noncontrolling interest. Accordingly, the Company's pretax income includes the noncontrolling interest holder's share of the acquired EPC project loss for which the Company does not receive a tax benefit.
The components of the provision for income tax expense (benefit) are as follows:

	Twelve Months Ended
	June 30, 2017	June 30, 2016	June 30, 2015
	(In thousands)
Current:
Federal	$6,522	$9,930	$7,535
State	(185)	2,570	1,606
Foreign	(1,509)	(262)	1,791
	4,828	12,238	10,932
Deferred:
Federal	618	887	1,803
State	101	67	(362)
Foreign	(3,239)	924	(2,283)
	(2,520)	1,878	(842)
	$2,308	$14,116	$10,090

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The difference between the expected income tax provision applying the domestic federal statutory tax rate and the reported income tax provision is as follows:

	Twelve Months Ended
	June 30, 2017	June 30, 2016	June 30, 2015
	(In thousands)
Expected provision for Federal income taxes at the statutory rate	$857	$13,879	$2,868
State income taxes, net of Federal benefit	808	1,827	1,023
Deemed foreign dividends	—	—	1,462
Charges without tax benefit	1,741	2,187	1,478
Change in valuation allowance	1,295	311	25
Excess tax benefits on stock-based compensation(1)	(496)	—	—
IRC S199 deduction	(749)	(999)	—
Foreign tax credits	—	—	(1,433)
Research and development and other tax credits	(1,626)	(1,928)	(1,197)
Foreign tax differential	1,496	(815)	(529)
Noncontrolling interest	(112)	1,164	6,669
Change in uncertain tax positions	(22)	(569)	—
Adjustment to tax accounts	(924)	(786)	—
Other	40	(155)	(276)
Provision for income taxes	$2,308	$14,116	$10,090

(1)
This represents the amount recognized for excess tax benefits upon the vesting or exercise of nonvested deferred share awards and stock options, respectively, for which the Company expects to receive an income tax deduction. Upon the adoption of ASU 2016-09, excess tax benefits and tax deficiencies are recognized as part of the provision for income taxes. See Note 1 - Summary of Significant Accounting Policies, Recently Issued Accounting Standards, ASU 2016-09, for more information about the new accounting standard.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30, 2017	June 30, 2016
	(In thousands)
Deferred tax assets:
Warranty reserve	$312	$195
Bad debt reserve	3,869	3,188
Paid-time-off accrual	821	865
Insurance reserve	2,284	2,461
Legal reserve	82	87
Net operating loss benefit and credit carryforwards	9,332	8,207
Valuation allowance	(1,719)	(424)
Accrued compensation and pension	1,346	1,268
Stock compensation expense on nonvested deferred shares	3,731	3,472
Accrued losses	340	274
Foreign currency translation and other	1,080	1,041
Total deferred tax assets	21,478	20,634
Deferred tax liabilities:
Tax over book depreciation	11,446	11,504
Tax over book amortization	3,325	2,588
Branch future liability	2,538	2,889
Prepaid insurance	—	396
Receivable holdbacks and other	912	2,736
Total deferred tax liabilities	18,221	20,113
Net deferred tax asset	$3,257	$521

As reported in the consolidated balance sheets:

	June 30, 2017	June 30, 2016
	(In thousands)
Deferred income tax assets	3,385	3,719
Deferred income tax liabilities	(128)	(3,198)
Net deferred tax asset	$3,257	$521
The Company has state net operating loss carryforwards, state tax credit carryforwards, federal foreign tax credit carryforwards, foreign net operating loss carryforwards and foreign tax credit carryforwards.  The valuation allowance at June 30, 2017 and June 30, 2016 reduces the recognized tax benefit of these carryforwards to an amount that is more likely than not to be realized.  These carryforwards will generally expire as shown below:

Tax Credit Carryforwards	Expiration Period	Amount (in thousands)
State tax credits	June 2017 to June 2032	$498
Federal foreign tax credits	June 2018 to June 2024	$2,348
Foreign tax credits	June 2034 to June 2036	$612

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Operating Loss Carryforwards	Expiration Period	Amount (in thousands)
State net operating losses	June 2022 to June 2037	$19,015
Foreign net operating losses	December 2028; June 2031 to June 2036	$15,454
In general, it is the practice and intention of the Company to reinvest the earnings of its foreign subsidiaries in its foreign operations. Such amounts become subject to United States taxation upon the remittance of dividends and under certain other circumstances. As of June 30, 2017, unremitted earnings of foreign subsidiaries, which have been or are intended to be permanently invested, are approximately $1.0 million. We anticipate that any deferred tax liability related to the investment in these foreign subsidiaries could be offset by foreign tax credits.
The Company files tax returns in multiple domestic and foreign taxing jurisdictions. With a few exceptions, the Company is no longer subject to examination by taxing authorities through fiscal 2012. At June 30, 2017, the Company updated its evaluation of its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any material uncertain tax positions. We have recorded a $0.6 million liability as of June 30, 2017 for unrecognized tax positions and the payment of related interest and penalties. We treat the related interest and penalties as income tax expense. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.
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
Unapproved Change Orders and Claims
As of June 30, 2017 and June 30, 2016, costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $11.0 million and $10.3 million, respectively. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers may not pay these amounts until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.
Other
The Company and its subsidiaries are participants in various legal actions. It is the opinion of management that none of the known legal actions will have a material impact on the Company’s financial position, results of operations or liquidity.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Note 8—Operating Leases
The Company is the lessee under operating leases covering real estate and office equipment under non-cancelable operating lease agreements that expire at various times. Future minimum lease payments under non-cancelable operating leases that were in effect at June 30, 2017 total $36.0 million and are payable as follows: fiscal 2018—$7.5 million; fiscal 2019—$6.3 million; fiscal 2020—$5.0 million; fiscal 2021—$4.4 million; fiscal 2022—$2.6 million and thereafter—$10.1 million. Operating lease expense was $7.9 million, $6.6 million and $6.7 million for the twelve months ended June 30, 2017, June 30, 2016 and June 30, 2015, respectively.
Note 9—Stockholders’ Equity
Preferred Stock
The Company has 5.0 million shares of preferred stock authorized, none of which was issued or outstanding at June 30, 2017 or June 30, 2016.
Treasury Shares
On December 12, 2016, the Board of Directors approved a new stock buyback program (the "December 2016 Program"), which replaced the previous program that had been in place since November 2014. Under the December 2016 Program, the Company may repurchase common stock of the Company in any calendar year commencing with calendar year 2016 and continuing through calendar year 2018, up to a maximum of $25.0 million per calendar year.
The Company may repurchase its stock from time to time in the open market at prevailing market prices or in privately negotiated transactions, except during the period from August 31, 2017 until December 31, 2017, when share repurchases, along with cash dividend payments, are restricted to an aggregate basket of $5.0 million under our Credit Agreement. In addition, during this time share repurchases may only be made if the pro forma Leverage Ratio is less than or equal to 2.50 to 1.00 (see Item 8. Financial Statements and Supplementary Data, Note 5 - Debt for information about the amended Credit Agreement subsequent event). The December 2016 Program will continue through December 31, 2018 unless and until it is modified or revoked by the Board of Directors. No shares have been repurchased under the December 2016 Program as of June 30, 2017.
In addition to the stock buyback program, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix withheld 134,535 and 205,504 shares of common stock during fiscal 2017 and 2016, respectively, to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares. The Company has 1,287,655 treasury shares as of June 30, 2017 and intends to utilize these treasury shares in connection with equity awards under the Company’s stock incentive plans and for sales to the Employee Stock Purchase Plan.
Note 10—Stock-Based Compensation
Total stock-based compensation expense for the years ended June 30, 2017, June 30, 2016, and June 30, 2015 was $7.5 million, $6.3 million and $6.3 million, respectively. Measured but unrecognized stock-based compensation expense at June 30, 2017 was $11.9 million, all of which related to nonvested deferred shares which are expected to be recognized as expense over a weighted average period of 1.8 years. The recognized tax benefit related to the stock-based compensation expense for the years ended June 30, 2017, June 30, 2016 and June 30, 2015 totaled $0.5 million, $3.2 million and $2.5 million, respectively.
Plan Information
In November 2016, the Company's stockholders approved the Matrix Service Company 2016 Stock and Incentive Compensation Plan (the "2016 Plan"), which provides stock-based and cash-based incentives for officers, directors and other key employees. Stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares and cash-based awards can be issued under this plan. Upon approval of the 2016 Plan, the 2012 Stock and Incentive Compensation Plan ("2012 Plan") was frozen with the exception of normal vesting and other activity associated with awards previously granted under the 2012 Plan. However, shares awarded under the 2012 Plan that are subsequently forfeited or net settled for tax withholding purposes are returned to the treasury share pool and become available for grant under the 2016 Plan. The 2012 Plan was preceded by the 2004 Stock Incentive Plan ("2004 Plan"), which was frozen upon approval of the 2012 Plan with the exception of normal vesting, forfeiture and other activity associated with awards previously granted under the 2004 Plan.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Awards totaling 1,800,000 shares have been authorized under the 2016 Plan. At June 30, 2017 there were 1,716,934 shares available for grant under the 2016 Plan.
Stock Options
Stock options are granted at the market value of the Company’s common stock on the grant date and expire after 10 years. The Company’s policy is to issue shares upon the exercise of stock options from its treasury shares, if available. The Company did not award any new stock options in fiscal years 2017, 2016, or 2015.
Stock option activity and related information for the year ended June 30, 2017 is as follows:

	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Aggregate Intrinsic Value
		(Years)		(In thousands)
Outstanding at June 30, 2016	122,063	5.3	$10.19	$769
Granted	—		—
Exercised	(24,813)		$10.19	$268
Canceled	—		—
Outstanding at June 30, 2017	97,250	P5Y3M	$10.19	$—
Vested at June 30, 2017	97,250	P5Y3M	$10.19	$—
Exercisable at June 30, 2017	97,250	P5Y3M	$10.19	$—
The total intrinsic value of stock options exercised during fiscal 2017, 2016, and 2015 was $0.3 million, $0.7 million and $0.7 million, respectively.
Nonvested Deferred Shares
The Company has issued nonvested deferred shares under the following types of arrangements:

•
Time-based awards—Employee awards generally vest in four equal annual installments beginning one year after the grant date. Director awards prior to 2016 cliff vest on the earlier of three years or upon retirement from the Board. Director awards beginning in 2016 vest one year after the grant date.

•
Market-based awards—These awards are in the form of performance units which vest 3 years after the grant date only if the Company’s common stock achieves certain levels of total shareholder return when compared to the total shareholder return of a peer group of companies as selected by the Compensation Committee of the Board of Directors. The payout can range from zero to 200% of the original award depending on the Company's relative total shareholder return during the performance period. These awards are settled in stock. As of June 30, 2017, there are approximately 127,000, and 183,000 performance units that are scheduled to vest in fiscal 2019, and fiscal 2020, respectively. There were approximately 80,000 performance units that were scheduled to vest in fiscal 2018, but total shareholder return during the performance period did not meet the threshold performance and the performance units were forfeited.

All awards vest upon the death or disability of the participant or upon a change of control of the Company.
The grant date fair value of the time-based awards is determined by the market value of the Company's common stock on the grant date. The grant date fair value of the market-based awards is calculated using a Monte Carlo model. For the fiscal 2017 grant, the model estimated the fair value of the award based on approximately 100,000 simulations of the future prices of the Company's common stock compared to the future prices of the common stock of its peer companies based on historical volatilities. The model also took into account the expected dividends of the peer companies over the performance period.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Nonvested deferred share activity for the twelve months ended June 30, 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested shares at June 30, 2016	791,995	$21.45
Shares granted	516,969	$19.80
Performance shares earned in excess of target	88,523	$18.90
Shares vested and released	(396,530)	$18.24
Shares canceled	(5,604)	$19.70
Nonvested shares at June 30, 2017	995,353	$21.65
There were 370,490 and 242,649 deferred shares granted in fiscal 2016 and 2015 with average grant date fair values of $20.77 and $29.31, respectively. There were 396,530, 631,443 and 326,763 deferred shares that vested and were released in fiscal 2017, 2016 and 2015 with weighted average fair values of $18.24, $22.34 and $23.93 per share, respectively.
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
The computation of basic and diluted EPS is as follows:

	Years Ended
	June 30, 2017	June 30, 2016	June 30, 2015
	(In thousands, except per share data)
Basic EPS:
Net income (loss) attributable to Matrix Service Company	$(183)	$28,863	$17,157
Weighted average shares outstanding	26,533	26,597	26,603
Basic earnings (loss) per share	$(0.01)	$1.09	$0.64
Diluted EPS:
Weighted average shares outstanding—basic	26,533	26,597	26,603
Dilutive stock options	—	68	110
Dilutive nonvested deferred shares	—	435	464
Diluted weighted average shares	26,533	27,100	27,177
Diluted earnings (loss) per share	$(0.01)	$1.07	$0.63

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The following securities are considered antidilutive and have been excluded from the calculation of diluted earnings (loss) per share:

	Twelve Months Ended
	June 30, 2017	June 30, 2016	June 30, 2015
	(In thousands)
Stock options	43	—	—
Nonvested deferred shares	430	56	148
Total antidilutive securities	473	56	148
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
The Company’s matching contributions were $5.5 million, $5.0 million, and $4.9 million for the years ended June 30, 2017, 2016 and 2015, respectively.
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
Our participation in significant plans for the fiscal year ended June 30, 2017 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number. The zone status is based on the latest information that the Company received from the plan and is certified by the plan’s actuary. Plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are generally less than 80 percent funded, and plans in the green zone are generally at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Surcharge Imposed” column includes plans in a red zone status that require a payment of a surcharge in excess of regular contributions. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending or Implemented	Company Contributions Fiscal Year			Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement
		2017	2016		2017	2016	2015
					(In thousands)
Boilermaker-Blacksmith National Pension Trust	48-6168020/001	Described below (2)	Described below (2)	Described below (2)	$7,098	$7,658	$8,330	Described below (2)	Described below (1)
Joint Pension Fund Local Union 164 IBEW	22-6031199/001	Described below (2)	Described below (2)	Described below (2)	2,709	2,635	3,026	Described below (2)	5/31/2021
Joint Pension Fund of Local Union No 102	22-1615726/001	Green	Green	N/A	2,392	3,063	2,395	No	5/31/2019
IBEW Local 456 Pension Plan	22-6238995/001	Green	Green	N/A	2,777	1,168	788	No	12/3/2017
Local 351 IBEW Pension Plan	22-3417366/001	Green	Green	N/A	2,796	5,018	2,608	No	9/30/2017
Steamfitters Local Union No 420 Pension Plan	23-2004424/001	Red	Red	Yes	2,234	1,265	937	Yes	4/30/2020
IBEW Local Union 98 Pension Plan	23-1990722/001	Described below (2)	Described below (2)	Described below (2)	1,519	1,653	2,768	Described below (2)	4/28/2018
Indiana Laborers Pension Fund	35-6027150/001	Described below (2)	Described below (2)	Described below (2)	2,458	2,320	2,519	Described below (2)	5/31/2018
Iron Workers Mid-America Pension Plan	36-6488227/001	Green	Green	N/A	1,785	2,248	2,605	No	5/31/2019
Plumbers & Pipefitters Local Union 74 Pension Fund	51-6015925/001	Yellow	Yellow	Yes	4	552	4,473	No	6/15/2018
Pipe Fitters Retirement Fund, Local 597	62-6105084/001	Green	Green	N/A	2,563	2,377	2,259	No	5/31/2018
		Contributions to other multiemployer plans			20,374	16,054	22,282
		Total contributions made			$48,709	$46,011	$54,990

(1)
Our employees are members of several Boilermaker unions that participate in the Boilermaker-Blacksmith National Pension Trust. The most significant of these unions are Boilermakers Local 374 and Boilermakers Local 128, which have collective bargaining agreements that expire on December 31, 2019 and December 31, 2020, respectively.

(2)
For the Boilermaker-Blacksmith National Pension Trust, Local 164 IBEW Pension Plan, Local 98 IBEW Pension Plan and the Indiana Laborers Pension Fund, the Company has not received a funding notification that covers the Company's fiscal years 2017 or 2016 during the preparation of this Form 10-K. Under Federal pension law, if a multiemployer pension plan is determined to be in critical or endangered status, the plan must provide notice of this status to participants, beneficiaries, the bargaining parties, the Pension Benefit Guaranty Corporation, and the Department of Labor. The Company also observed that these plans have not submitted any Critical or Endangered Status Notices to the Department of Labor for either calendar years 2017 or 2016 (which can be accessed at http://www.dol.gov/ebsa/criticalstatusnotices.html).

Employee Stock Purchase Plan
The Matrix Service Company 2011 Employee Stock Purchase Plan (“ESPP”) was effective January 1, 2011. The ESPP allows employees to purchase shares through payroll deductions and members of the Board of Directors to purchase shares from amounts withheld from their cash retainers. Share purchases are limited to an aggregate market value of no greater than $60,000 per calendar year per participant and are purchased at market value with no discount to the participant. Contributions are with after tax earnings and are accumulated in non-interest bearing accounts for quarterly purchases of company stock. Upon the purchase of shares, the participants receive all stockholder rights including dividend and voting rights, and are permitted to sell their shares at any time. The Company has made 1,000,000 shares available under the ESPP. The ESPP can be terminated at the discretion of the Board of Directors or on January 2, 2021. Shares are issued from Treasury Stock under the ESPP. There were 16,609 shares issued in fiscal 2017, 17,304 shares in fiscal 2016, and 13,243 shares in fiscal 2015.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

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
The Oil Gas & Chemical segment includes turnaround activities, plant maintenance, engineering and construction in the downstream and midstream petroleum industries. Our customers in these industries are engaged in refining crude oil and processing, fractionating, and marketing of natural gas and natural gas liquids. Another key offering is industrial cleaning services, which include hydroblasting, hydroexcavating, chemical cleaning and vacuum services. We also perform work in the petrochemical, upstream petroleum, and sulfur extraction, recovery and processing markets.
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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Results of Operations
(In thousands)

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Unallocated Corporate	Total
Twelve months ended June 30, 2017
Gross revenues	$373,384	$247,423	$483,254	$103,449	$—	$1,207,510
Less: inter-segment revenues	—	6,900	1,558	1,543	—	10,001
Consolidated revenues	373,384	240,523	481,696	101,906	—	1,197,509
Gross profit	7,137	12,675	55,651	5,540	—	81,003
Operating income (loss)	(8,309)	(8,783)	22,928	(977)	—	4,859
Segment assets	183,351	129,177	166,742	53,754	53,006	586,030
Capital expenditures	1,390	829	2,017	38	7,634	11,908
Depreciation and amortization expense	5,198	6,299	7,277	2,828	—	21,602
Twelve months ended June 30, 2016
Gross revenues	$349,011	$252,973	$564,738	$149,744	$—	$1,316,466
Less: inter-segment revenues	—	3,178	1,226	145	—	4,549
Consolidated revenues	349,011	249,795	563,512	149,599	—	1,311,917
Gross profit	29,301	18,553	67,843	10,294	—	125,991
Operating income (loss)	11,144	(3,503)	33,449	(208)	—	40,882
Segment assets	135,298	91,350	201,875	67,569	68,875	564,967
Capital expenditures	1,611	1,481	3,882	104	6,861	13,939
Depreciation and amortization expense	5,008	4,811	8,124	3,498	—	21,441
Twelve months ended June 30, 2015
Gross revenues	$257,930	$310,826	$504,155	$281,319	$—	$1,354,230
Less: inter-segment revenues	—	5,466	1,032	4,597	—	11,095
Consolidated revenues	257,930	305,360	503,123	276,722	—	1,343,135
Gross profit (loss)	(31,444)	25,394	58,085	35,335	—	87,370
Operating income (loss)	(44,293)	7,064	29,069	16,962	—	8,802
Segment assets	129,725	108,960	172,857	102,761	47,386	561,689
Capital expenditures	579	3,858	2,396	1,139	7,801	15,773
Depreciation and amortization expense	4,915	4,772	7,298	6,495	—	23,480

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Geographical information is as follows:

	Revenues
	Twelve Months Ended
	June 30, 2017	June 30, 2016	June 30, 2015
	(In thousands)
United States	$961,049	$1,127,893	$1,205,713
Canada	228,625	178,603	137,422
Other international	7,835	5,421	—
	$1,197,509	$1,311,917	$1,343,135

	Long-Lived Assets
	June 30, 2017	June 30, 2016	June 30, 2015
	(In thousands)
United States	$193,164	$158,970	$166,132
Canada	21,419	19,915	22,086
Other international	12,817	10,636	—
	$227,400	$189,521	$188,218

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Information about Significant Customers

	Significant Customers as a Percentage of Segment Revenues
	Consolidated	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial
Twelve months ended June 30, 2017
Customer one	19.5%	—%	—%	48.5%	—%
Customer two	15.3%	46.0%	—%	2.4%	—%
Customer three	5.2%	—%	25.8%	—%	—%
Customer four	4.2%	—%	20.7%	—%	—%
Customer five	4.0%	12.7%	—%	—%	—%
Customer six	2.7%	—%	—%	—%	31.7%
Customer seven	2.2%	—%	—%	—%	25.8%
Twelve months ended June 30, 2016
Customer one	14.8%	38.9%	—%	10.2%	—%
Customer two	10.6%	—%	—%	24.7%	—%
Customer three	8.3%	—%	—%	19.3%	—%
Customer four	4.4%	16.6%	—%	—%	—%
Customer five	4.2%	—%	—%	—%	36.9%
Customer six	3.9%	—%	20.2%	—%	—%
Customer seven	3.8%	14.4%	—%	—%	—%
Customer eight	3.4%	12.7%	—%	—%	—%
Customer nine	2.3%	—%	—%	—%	20.1%
Customer ten	2.1%	—%	11.2%	—%	—%
Customer eleven	1.6%	—%	—%	—%	14.0%
Twelve months ended June 30, 2015
Customer one	12.3%	—%	—%	33.0%	—%
Customer two	7.0%	—%	—%	—%	34.0%
Customer three	6.5%	12.7%	—%	10.9%	—%
Customer four	5.7%	—%	—%	—%	27.6%
Customer five	4.8%	25.1%	—%	—%	—%
Customer six	4.0%	—%	17.7%	—%	—%
Customer seven	3.9%	—%	—%	—%	19.0%
Customer eight	3.1%	16.3%	—%	—%	—%
Customer nine	2.8%	14.7%	—%	—%	—%
Customer ten	2.8%	—%	12.3%	—%	—%
Customer eleven	2.4%	12.7%	—%	—%	—%

Matrix Service Company
Quarterly Financial Data (Unaudited)
Fiscal Years Ended June 30, 2017 and June 30, 2016

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Fiscal Year 2017
Revenues	$341,781	$312,655	$251,237	$291,836
Gross profit (loss)	32,278	28,212	(2,614)	23,127
Operating income (loss)	14,301	8,237	(21,210)	3,531
Net income (loss) attributable to Matrix Service Company	9,342	5,250	(13,821)	(954)
Earnings (loss) per common share:
Basic	0.35	0.20	(0.52)	(0.04)
Diluted	0.35	0.20	(0.52)	(0.04)
Fiscal Year 2016
Revenues	$319,331	$323,529	$309,422	$359,635
Gross profit	34,584	30,005	27,303	34,099
Operating income	15,101	4,935	6,347	14,499
Net income attributable to Matrix Service Company	9,941	5,431	4,357	9,134
Earnings per common share:
Basic	0.38	0.20	0.16	0.35
Diluted	0.37	0.20	0.16	0.34

The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to changes in the average number of common shares outstanding and rounding.

Matrix Service Company
Schedule II—Valuation and Qualifying Accounts
June 30, 2017, June 30, 2016, and June 30, 2015
(In thousands)

COL. A	COL. B	COL. C ADDITIONS			COL. D		COL. E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts—Describe		Deductions—Describe		Balance at End of Period
Fiscal Year 2017
Deducted from asset accounts:
Allowance for doubtful accounts	$8,403	$1,748	$—		$(264)	(A)	$9,887
Valuation reserve for deferred tax assets	424	1,295	—		—		1,719
Total	$8,827	$3,043	$—		$(264)		$11,606
Fiscal Year 2016
Deducted from asset accounts:
Allowance for doubtful accounts	$561	$6,065	$1,808	(B)	$(31)	(C)	$8,403
Valuation reserve for deferred tax assets	115	311	—		(2)		424
Total	$676	$6,376	$1,808		$(33)		$8,827
Fiscal Year 2015
Deducted from asset accounts:
Allowance for doubtful accounts	$204	$422	$—		$(65)	(C)	$561
Valuation reserve for deferred tax assets	90	25	—		—		115
Total	$294	$447	$—		$(65)		$676

(A)
Relates to a $180 receivable written off against allowance for doubtful accounts, a $60 reclassification of reserves to billings on uncompleted contracts in excess of costs and estimated earnings and a $24 currency translation adjustment.

(B)	Relates to a reclassification of reserves that were initially recorded in billings on uncompleted contracts in excess of costs and estimated earnings.

(C)	Receivables written off against allowance for doubtful accounts.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2017.
Management’s Report on Internal Control over Financial Reporting
See “Management’s Report on Internal Control over Financial Reporting” set forth in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K. During fiscal year 2017, the Company completed the acquisition of Houston Interests, LLC ("Houston Interests"). Refer to Item 8. Financial Statements and Supplementary Data, Note 2 - Acquisitions, for additional information regarding this event. Management has excluded this business from its evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2017. The revenues attributable to this business represented approximately 3 percent of the Company's consolidated revenues for the year ended June 30, 2017 and its aggregate total assets represented approximately 13 percent of the Company's consolidated total assets as of June 30, 2017.
Changes in Internal Control Over Financial Reporting
Except as described below, there have been no changes during the fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have completed the acquisition of Houston Interests effective December 12, 2016. We are in the process of assessing and, to the extent necessary, making changes to the internal control over financial reporting of Houston Interests to conform such internal control to that used in our other operations. However, we are not yet required to evaluate, and have not yet fully evaluated, changes in Houston Interests' internal control over financial reporting. Subject to the foregoing, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended June 30, 2017.
Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to the Company’s directors and corporate governance is incorporated herein by reference to the sections entitled “Proposal Number 1: Election of Directors” and “Corporate Governance and Board Matters” in the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (“Proxy Statement”). The information required by this item with respect to the Company’s executive officers is incorporated herein by reference to the section entitled “Executive Officer Information” in the Proxy Statement. The information required by this item with respect to the Section 16 ownership reports is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
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

(2) Financial Statement Schedules
The financial statement schedule is filed as a part of this report under Schedule II—Valuation and Qualifying Accounts June 30, 2017, June 30, 2016 and June 30, 2015, immediately following Quarterly Financial Data (Unaudited). All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

(3) The following documents are included as exhibits to this Annual Report on Form 10-K. These exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical hereafter.

2
Membership Interest Purchase Agreement dated as of December 12, 2016 among Matrix PDM Engineering, Inc., as purchaser, the C. Douglas Houston Revocable Trust U/T/A dated November 21, 2016, as seller, and C. Douglas Houston, as seller representative (Exhibit 2 to the Company's Current Report on Form 8-K filed December 16, 2016 (File No. 1-15461).

3.1	Amended and Restated Certificate of Incorporation of Matrix Service Company (Appendix A to the Company's Proxy Statement filed October 7, 2016 (File No. 1-15461).

3.2
Certification of Designations, Preferences and Rights of Series B Junior Preferred Stock dated November 12, 1999 (Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (File No. 333-117077) filed July 1, 2004.

3.3
Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock pursuant to Section 151 of the General Corporation Law of the State of Delaware dated July 11, 2005 (Exhibit 3.5 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 17, 2005).

3.4
Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock pursuant to Section 151 of the General Corporation Law of the State of Delaware dated October 23, 2006 (Exhibit 3.7 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 14, 2007).

3.5	Second Amended and Restated Bylaws, effective as of May 4, 2017 (Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461) filed May 10, 2017).

P4	Specimen Common Stock Certificate (Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-36081) filed July 26, 1990, P).

+10.1	Matrix Service Company 2004 Stock Incentive Plan (Appendix B to the Company’s Proxy Statement filed September 15, 2006 (File No. 1-15461)).

+10.2	Amendment 1 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10 to Amended Schedule 14A filed October 4, 2006 (File No. 1-15461)).

+10.3	Amendment 2 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 5, 2008).

+10.4	Amendment 3 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit A to the Company’s Proxy Statement filed September 11, 2009 (File No. 1-15461)).

+10.5
Form of Restricted Stock Unit Award Agreement for non-employee directors (2004 Stock Incentive Plan) (Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed September 28, 2010 (the “2010 10-K”)).

+10.6
Form of Restricted Stock Unit Award Agreement for employees (2004 Stock Incentive Plan - time-based) (Exhibit 10.11 to the Company's Annual Report on Form 10-K (File No. 1-15461) filed September 6, 2012 (the "2012 10-K")).

+10.7	Form of Restricted Stock Unit Award Agreement for executive management (2004 Stock Incentive Plan – performance based) (Exhibit 10.10 to the 2010 10-K)).

+10.8	Matrix Service Company 2012 Stock and Incentive Compensation Plan (Attachment A to the Company's Proxy Statement (File No. 1-15461) filed October 10, 2012).

+ 10.9	Amendment Number 1 to the Matrix Service Company 2012 Stock and Incentive Compensation Plan (Exhibit A to the Company's Proxy Statement (File No. 1-15461) filed October 10, 2014).

+10.10	Form of Long-Term Incentive Award Agreement (2012 Stock and Incentive Compensation Plan) (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-15461) filed November 7, 2016).

+10.11
Form of Restricted Stock Unit Award Agreement for employees (2012 Stock and Incentive Compensation Plan) (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 1-15461) filed November 7, 2016).

+10.12	Matrix Service Company 2016 Stock and Incentive Compensation Plan (Appendix B to the Company's Proxy Statement (File No. 1-15461), filed October 7, 2016).

+10.13
Form of Restricted Stock Unit Award Agreement for Directors (2016 Stock and Incentive Compensation Plan) (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 1-15461), filed February 9, 2017).

+10.14	Form of Amended and Restated Severance Agreement (Exhibit 10 to the Company's Current Report on Form 8-K filed November 15, 2016 (File No. 1-15461)).

+10.15	Amended and Restated Deferred Compensation Plan for Members of the Board of Directors (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461) filed January 8, 2009).

+10.16
Amendment 1 to Amended and Restated Deferred Compensation Plan for Members of the Board of Directors (Exhibit 10 to the Company's Quarterly Report on Form 10-Q (File No. 1-15461) filed November 9, 2012).

10.17
Fourth Amended and Restated Credit Agreement dated as of February 8, 2017 among the Company and certain foreign subsidiaries, as Borrowers, various subsidiaries of the Company, as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Lead Arranger and Sole Bookrunner, and the other lenders party thereto (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-15461) filed May 10, 2017).

+10.18	Form of Indemnification Agreement (Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15461) filed June 9, 2015).
*21	Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CEO.

*31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CFO.

*32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CEO.

*32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CFO.

*95	Mine Safety Disclosure.
*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

+Management Contract or Compensatory Plan.

P: Paper filing.

Item 16. Form 10-K Summary
None

Index to Exhibits

2
Membership Interest Purchase Agreement dated as of December 12, 2016 among Matrix PDM Engineering, Inc., as purchaser, the C. Douglas Houston Revocable Trust U/T/A dated November 21, 2016, as seller, and C. Douglas Houston, as seller representative (Exhibit 2 to the Company's Current Report on Form 8-K filed December 16, 2016 (File No. 1-15461).

3.1	Amended and Restated Certificate of Incorporation of Matrix Service Company (Appendix A to the Company's Proxy Statement filed October 7, 2016 (File No. 1-15461).

3.2
Certification of Designations, Preferences and Rights of Series B Junior Preferred Stock dated November 12, 1999 (Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (File No. 333-117077) filed July 1, 2004.

3.3
Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock pursuant to Section 151 of the General Corporation Law of the State of Delaware dated July 11, 2005 (Exhibit 3.5 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 17, 2005).

3.4
Certificate of Increase of Authorized Number of Shares of Series B Junior Participating Preferred Stock pursuant to Section 151 of the General Corporation Law of the State of Delaware dated October 23, 2006 (Exhibit 3.7 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 14, 2007).

3.5	Second Amended and Restated Bylaws, effective as of May 4, 2017 (Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461) filed May 10, 2017).

P4	Specimen Common Stock Certificate (Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-36081) filed July 26, 1990, P).

+10.1	Matrix Service Company 2004 Stock Incentive Plan (Appendix B to the Company’s Proxy Statement filed September 15, 2006 (File No. 1-15461)).

+10.2	Amendment 1 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10 to Amended Schedule 14A filed October 4, 2006 (File No. 1-15461)).

+10.3	Amendment 2 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 5, 2008).

+10.4	Amendment 3 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit A to the Company’s Proxy Statement filed September 11, 2009 (File No. 1-15461)).

+10.5
Form of Restricted Stock Unit Award Agreement for non-employee directors (2004 Stock Incentive Plan) (Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed September 28, 2010 (the “2010 10-K”)).

+10.6
Form of Restricted Stock Unit Award Agreement for employees (2004 Stock Incentive Plan - time-based) (Exhibit 10.11 to the Company's Annual Report on Form 10-K (File No. 1-15461) filed September 6, 2012 (the "2012 10-K")).

+10.7	Form of Restricted Stock Unit Award Agreement for executive management (2004 Stock Incentive Plan – performance based) (Exhibit 10.10 to the 2010 10-K)).

+10.8	Matrix Service Company 2012 Stock and Incentive Compensation Plan (Attachment A to the Company's Proxy Statement (File No. 1-15461) filed October 10, 2012).

+ 10.9	Amendment Number 1 to the Matrix Service Company 2012 Stock and Incentive Compensation Plan (Exhibit A to the Company's Proxy Statement (File No. 1-15461) filed October 10, 2014).

+10.10	Form of Long-Term Incentive Award Agreement (2012 Stock and Incentive Compensation Plan) (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-15461) filed November 7, 2016).

+10.11
Form of Restricted Stock Unit Award Agreement for employees (2012 Stock and Incentive Compensation Plan) (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 1-15461) filed November 7, 2016).

+10.12	Matrix Service Company 2016 Stock and Incentive Compensation Plan (Appendix B to the Company's Proxy Statement (File No. 1-15461), filed October 7, 2016).

+10.13
Form of Restricted Stock Unit Award Agreement for Directors (2016 Stock and Incentive Compensation Plan) (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 1-15461), filed February 9, 2017).

+10.14	Form of Amended and Restated Severance Agreement (Exhibit 10 to the Company's Current Report on Form 8-K filed November 15, 2016 (File No. 1-15461)).

+10.15	Amended and Restated Deferred Compensation Plan for Members of the Board of Directors (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461) filed January 8, 2009).

+10.16
Amendment 1 to Amended and Restated Deferred Compensation Plan for Members of the Board of Directors (Exhibit 10 to the Company's Quarterly Report on Form 10-Q (File No. 1-15461) filed November 9, 2012).

10.17
Fourth Amended and Restated Credit Agreement dated as of February 8, 2017 among the Company and certain foreign subsidiaries, as Borrowers, various subsidiaries of the Company, as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Lead Arranger and Sole Bookrunner, and the other lenders party thereto (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-15461) filed May 10, 2017).

+10.18	Form of Indemnification Agreement (Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15461) filed June 9, 2015).
*21	Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CEO.

*31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CFO.

*32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CEO.

*32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CFO.

*95	Mine Safety Disclosure.
*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

+Management Contract or Compensatory Plan.

P: Paper filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Matrix Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrix Service Company

Date : September 11, 2017	By:	/S/ John R. Hewitt
John R. Hewitt, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ Michael J. Hall	Chairman of the Board of Directors	September 11, 2017
Michael J. Hall

/S/ John R. Hewitt	President, Chief Executive Officer and Director	September 11, 2017
John R. Hewitt	(Principal Executive Officer)

/S/ Kevin S. Cavanah	Vice President and Chief Financial Officer	September 11, 2017
Kevin S. Cavanah	(Principal Accounting and Principal Financial Officer)

/S/ Martha Z. Carnes	Director	September 11, 2017
Martha Z. Carnes

/S/ John D. Chandler	Director	September 11, 2017
John D. Chandler

/S/ John W. Gibson	Director	September 11, 2017
John W. Gibson

/S/ I. Edgar Hendrix	Director	September 11, 2017
I. Edgar Hendrix

/S/ Tom E. Maxwell	Director	September 11, 2017
Tom E. Maxwell

/S/ James H. Miller	Director	September 11, 2017
James H. Miller

/S/ Jim W. Mogg	Director	September 11, 2017
Jim W. Mogg