Form 10-Q
period 2017-09-30
MATRIX SERVICE CO
filed 2017-11-07
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2017 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,748,394 shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30, 2017	September 30, 2016
Revenues	$269,910	$341,781
Cost of revenues	241,019	309,503
Gross profit	28,891	32,278
Selling, general and administrative expenses	21,570	17,977
Operating income	7,321	14,301
Other income (expense):
Interest expense	(618)	(243)
Interest income	39	12
Other	149	7
Income before income tax expense	6,891	14,077
Provision for federal, state and foreign income taxes	3,067	4,735
Net income	$3,824	$9,342

Basic earnings per common share	$0.14	$0.35
Diluted earnings per common share	$0.14	$0.35
Weighted average common shares outstanding:
Basic	26,655	26,387
Diluted	26,762	26,796
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2017	September 30, 2016
Net income	$3,824	$9,342
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss) (net of tax of $16 and $37 for the three months ended September 30, 2017 and 2016, respectively)	1,107	(279)
Comprehensive income	$4,931	$9,063
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	September 30, 2017	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$46,085	$43,805
Accounts receivable, less allowances (September 30, 2017— $9,889 and June 30, 2017—$9,887)	218,678	210,953
Costs and estimated earnings in excess of billings on uncompleted contracts	65,953	91,180
Inventories	4,269	3,737
Income taxes receivable	3,649	4,042
Other current assets	8,991	4,913
Total current assets	347,625	358,630
Property, plant and equipment at cost:
Land and buildings	39,397	38,916
Construction equipment	96,325	94,298
Transportation equipment	48,645	48,574
Office equipment and software	36,702	36,556
Construction in progress	3,459	5,952
Total property, plant and equipment - at cost	224,528	224,296
Accumulated depreciation	(146,603)	(144,022)
Property, plant and equipment - net	77,925	80,274
Goodwill	113,860	113,501
Other intangible assets	24,831	26,296
Deferred income taxes	2,568	3,385
Other assets	5,645	3,944
Total assets	$572,454	$586,030
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	September 30, 2017	June 30, 2017
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$90,894	$105,649
Billings on uncompleted contracts in excess of costs and estimated earnings	65,559	75,127
Accrued wages and benefits	26,357	20,992
Accrued insurance	9,033	9,340
Income taxes payable	17	169
Other accrued expenses	7,660	7,699
Total current liabilities	199,520	218,976
Deferred income taxes	2,006	128
Borrowings under senior revolving credit facility	42,076	44,682
Other liabilities	414	435
Total liabilities	244,016	264,221
Commitments and contingencies
Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of September 30, 2017, and June 30, 2017; 26,727,975 and 26,600,562 shares outstanding as of September 30, 2017 and June 30, 2017	279	279
Additional paid-in capital	127,526	128,419
Retained earnings	226,798	222,974
Accumulated other comprehensive loss	(6,217)	(7,324)
	348,386	344,348
Less: Treasury stock, at cost — 1,160,242 shares as of September 30, 2017, and 1,287,655 shares as of June 30, 2017	(19,948)	(22,539)
Total stockholders' equity	328,438	321,809
Total liabilities and stockholders’ equity	$572,454	$586,030
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2017	September 30, 2016
Operating activities:
Net income	$3,824	$9,342
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	5,593	4,904
Deferred income tax	2,711	1,044
Gain on sale of property, plant and equipment	(121)	(138)
Provision for uncollectible accounts	7	54
Stock-based compensation expense	2,086	1,652
Other	93	63
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(7,734)	(40,595)
Costs and estimated earnings in excess of billings on uncompleted contracts	25,227	(1,093)
Inventories	(532)	168
Other assets and liabilities	(5,291)	(2,206)
Accounts payable	(14,463)	(13,597)
Billings on uncompleted contracts in excess of costs and estimated earnings	(9,568)	(5,945)
Accrued expenses	4,998	(3,241)
Net cash provided (used) by operating activities	6,830	(49,588)
Investing activities:
Acquisition of property, plant and equipment	(1,878)	(1,826)
Proceeds from asset sales	248	153
Net cash used by investing activities	$(1,630)	$(1,673)

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2017	September 30, 2016
Financing activities:
Advances under senior revolving credit facility	$24,890	$27,186
Repayments of advances under senior revolving credit facility	(27,496)	(10,000)
Payment of debt amendment fees	(340)	—
Issuances of common stock	—	46
Proceeds from issuance of common stock under employee stock purchase plan	66	83
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(454)	(1,878)
Net cash provided (used) by financing activities	(3,334)	15,437
Effect of exchange rate changes on cash and cash equivalents	414	(253)
Increase (decrease) in cash and cash equivalents	2,280	(36,077)
Cash and cash equivalents, beginning of period	43,805	71,656
Cash and cash equivalents, end of period	$46,085	$35,579
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$98	$2,997
Interest	$582	$238
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$191	$79

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Non-Controlling Interest	Total
Balances, July 1, 2017	$279	$128,419	$222,974	$(22,539)	$(7,324)	$—	$321,809
Net income	—	—	3,824	—	—	—	3,824
Other comprehensive income	—	—	—	—	1,107	—	1,107
Treasury shares sold to Employee Stock Purchase Plan (7,121 shares)	—	(96)	—	162	—	—	66
Issuance of deferred shares (163,201 shares)	—	(2,883)	—	2,883	—	—	—
Treasury shares purchased to satisfy tax withholding obligations (42,909 shares)	—	—	—	(454)	—	—	(454)
Stock-based compensation expense	—	2,086	—	—	—	—	2,086
Balances, September 30, 2017	$279	$127,526	$226,798	$(19,948)	$(6,217)	$—	$328,438

Balances, July 1, 2016	$279	$126,958	$223,257	$(26,907)	$(6,845)	$(1,176)	$315,566
Retrospective adjustment upon adoption of ASU 2016-09	—	100	(100)	—	—	—	—
Balances, July 1, 2016, as adjusted	279	127,058	223,157	(26,907)	(6,845)	(1,176)	315,566
Net income	—	—	9,342	—	—	—	9,342
Other comprehensive loss	—	—	—	—	(279)	—	(279)
Treasury shares sold to Employee Stock Purchase Plan (4,982 shares)	—	38	—	45	—	—	83
Exercise of stock options (4,400 shares)	—	(25)	—	71	—	—	46
Issuance of deferred shares (335,295 shares)	—	(4,259)	—	4,259	—	—	—
Treasury shares purchased to satisfy tax withholding obligations (113,762 shares)	—	—	—	(1,878)	—	—	(1,878)
Stock-based compensation expense	—	1,652	—	—	—	—	1,652
Balances, September 30, 2016	$279	$124,464	$232,499	$(24,410)	$(7,124)	$(1,176)	$324,532
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2017, included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the three month period ended September 30, 2017 may not necessarily be indicative of the results of operations for the full year ending June 30, 2018.
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
Management is currently evaluating the impact of adopting the ASU on the Company's financial position, results of operations, cash flows and related disclosures. Adoption of this ASU is expected to affect the manner in which the Company determines the unit of account for its projects (i.e., performance obligations). Under existing guidance, the Company may have multiple performance obligations for large, complex projects. Upon adoption, the Company expects that similar projects may have fewer performance obligations, possibly just one in some cases, which will result in a more constant recognition of revenue and profit over the term of the project. In addition, management expects that profit could be recognized earlier for contract amounts related to unapproved change orders and claims. The Company will adopt this standard on July 1, 2018 using the modified retrospective method of application, which may result in a cumulative effect adjustment to retained earnings as of the date of adoption.
Management has completed its review of the new revenue standard and is currently reviewing its contracts in order to confirm its understanding of how the new standard will impact its revenue recognition policy, disclosures, processes and internal controls. At this time, we cannot reliably estimate the amount of any potential retrospective adjustment.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

We are currently evaluating the ASU's expected impact on our financial statements. See Note 8 of Item 8. Financial Statements and Supplementary Data in our 2017 Form 10-K for more information about the timing and amount of future operating lease payments, which we believe is indicative of the materiality of adoption of the ASU to our financial statements.
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
Note 2 – Acquisitions
Purchase of Houston Interests, LLC
On December 12, 2016, the Company completed the acquisition of Houston Interests, LLC ("Houston Interests"), a premier global solutions company that provides consulting, engineering, design, construction services and systems integration. Houston Interests brings expertise to the Company in natural gas processing; sulfur recovery, processing and handling; liquid terminals, silos and other bulk storage; process plant design; power generation environmental controls and material handling; industrial power distribution; electrical, instrumentation and controls; marine structures; material handling systems and terminals for cement, sulfur, fertilizer, coal and grain; and process heaters. The business has been included in our Matrix PDM Engineering, Inc. subsidiary, and its operating results impact primarily the Oil Gas & Chemical and Industrial segments.
The Company purchased all of the equity interests of Houston Interests for $42.5 million in cash, net of working capital adjustments and cash acquired. The consideration paid is as follows (in thousands):

Cash paid for equity interest	$46,000
Cash paid for working capital	6,837
Less: cash acquired	(10,331)
Net purchase price	$42,506
The Company funded the equity interest portion of the consideration paid from borrowings under the Company's senior secured revolving credit facility (See Note 5). The purchase of working capital was paid with cash on hand.

The net purchase price was allocated to the major categories of assets and liabilities based on their estimated fair value at the acquisition date.
The following table summarizes the preliminary net purchase price allocation (in thousands):

Cash	$10,331
Accounts receivable	10,273
Costs and estimated earnings in excess of billings on uncompleted contracts	746
Other current assets	454
Current assets	21,804
Property, plant and equipment	942
Goodwill	35,146
Other intangible assets	10,220
Total assets acquired	68,112
Accounts payable	962
Billings on uncompleted contracts in excess of costs and estimated earnings	11,648
Other accrued expenses	2,475
Current liabilities	15,085
Other liabilities	190
Net assets acquired	52,837
Less: cash acquired	10,331
Net purchase price	$42,506
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
The unaudited financial information in the table below summarizes the combined results of operations of Matrix Service Company and Houston Interests for the three months ended September 30, 2017 and 2016, on a pro forma basis, as though the companies had been combined as of July 1, 2015. The pro forma financial information presented in the table below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at July 1, 2015 nor should it be taken as indicative of future consolidated results of operations.

	Three Months Ended
	September 30, 2017	September 30, 2016
	(In thousands, except per share data)
Revenues	$269,910	$378,494
Net income	$3,824	$10,788
Basic earnings per common share	$0.14	$0.41
Diluted earnings per common share	$0.14	$0.40

The pro forma financial information presented in the table above includes the following adjustments to the combined entities' historical financial statements:

•
Pro forma earnings during the three months ended September 30, 2016 were adjusted to include $0.3 million of integration expenses that would have been recognized had the acquisition occurred on July 1, 2015.

•
Pro forma earnings during the three months ended September 30, 2016 were adjusted to include $0.4 million of interest expense. The interest was attributable to the assumption that the Company's borrowings of $46.0 million used to fund the net purchase price had been outstanding as of July 1, 2015. This interest was partially offset by the assumption that Houston Interests' former debt was extinguished as of July 1, 2015.

•
Pro forma earnings during the three months ended September 30, 2016 were adjusted to exclude $0.1 million of depreciation and intangible asset amortization expense. This adjustment is due to the recognition of amortizable intangible assets as part of the acquisition and the effect of fair value adjustments to acquired property, plant and equipment.

•
Pro forma earnings during the three months ended September 30, 2016 were adjusted to include income tax expense of $1.9 million. Houston Interests was previously an exempt entity and income taxes were not assessed in its historical financial information.

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

	September 30, 2017	June 30, 2017
	(in thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$1,451,623	$1,919,054
Billings on uncompleted contracts	1,451,229	1,903,001
	$394	$16,053
Shown in balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$65,953	$91,180
Billings on uncompleted contracts in excess of costs and estimated earnings	65,559	75,127
	$394	$16,053
Progress billings in accounts receivable at September 30, 2017 and June 30, 2017 included retentions to be collected within one year of $43.7 million and $54.3 million, respectively. Contract retentions collectible beyond one year are included in other assets in the condensed consolidated balance sheet and totaled $3.5 million as of September 30, 2017 and $1.9 million as of June 30, 2017.
Note 4 – Intangible Assets Including Goodwill
Goodwill
The changes in the carrying value of goodwill by segment are as follows:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Net balance at June 30, 2017	$42,152	$33,604	$16,764	$20,981	$113,501
Translation adjustment (1)	234	—	81	44	359
Net balance at September 30, 2017	$42,386	$33,604	$16,845	$21,025	$113,860

(1)
The translation adjustments relate to the periodic translation of Canadian Dollar and South Korean Won denominated goodwill recorded as a part of prior acquisitions in Canada and South Korea, in which the local currency was determined to be the functional currency.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

We performed our annual goodwill impairment test as of May 31, 2017, which resulted in no impairment. However, the aggregate difference between the fair values of our reporting units and their carrying amounts decreased significantly since the previous year's test as a result of market conditions at that time. The fair value of one reporting unit (carrying value of goodwill of $8.0 million) only exceeded its carrying amount by 9%. The valuation model for this reporting unit assumed the award of a significant project prior to the end of the second fiscal quarter, with project work to commence shortly thereafter. This project award was subsequently obtained during the first fiscal quarter of 2018, which resolved the previous contingency. In addition, operating results for the Company during the three months ended September 30, 2017, including updated forecasts for the remainder of the year, do not indicate the existence of any goodwill impairment. The Company will continue to monitor its operating results and forecasts for indicators of impairment and perform additional tests as needed.
Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At September 30, 2017
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	9 to 15	$2,579	$(1,469)	$1,110
Customer-based	1 to 15	38,376	(14,913)	23,463
Non-compete agreements	4 to 5	1,453	(1,352)	101
Trade names	1 to 3	1,630	(1,473)	157
Total amortizing intangible assets		$44,038	$(19,207)	$24,831

		At June 30, 2017
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	9 to 15	$2,579	$(1,425)	$1,154
Customer-based	1 to 15	38,207	(13,543)	24,664
Non-compete agreements	4 to 5	1,453	(1,298)	155
Trade names	1 to 3	1,630	(1,307)	323
Total amortizing intangible assets		$43,869	$(17,573)	$26,296

Amortization expense totaled $1.6 million and $0.8 million during the three months ended September 30, 2017 and September 30, 2016, respectively.

We estimate that the remaining amortization expense related to September 30, 2017 amortizing intangible assets will be as follows (in thousands):

Period ending:
Remainder of Fiscal 2018	$4,092
Fiscal 2019	3,522
Fiscal 2020	3,505
Fiscal 2021	3,445
Fiscal 2022	2,337
Fiscal 2023	2,045
Thereafter	5,885
Total estimated remaining amortization expense at September 30, 2017	$24,831

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
Except as described in the paragraph below for the August 31, 2017 amendment, the Credit Agreement includes the following covenants and borrowing limitations:

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
Each revolving borrowing under the Credit Agreement will bear interest at a rate per annum equal to:

•	The ABR or the Adjusted LIBO Rate, in the case of revolving loans denominated in U.S. Dollars;

•	The Canadian Prime Rate or the CDOR rate, in the case of revolving loans denominated in Canadian Dollars;

•	The Adjusted LIBO Rate, in the case of revolving loans denominated in Pounds Sterling or Australian Dollars; or

•	The EURIBO Rate, in the case of revolving loans denominated in Euros,

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
The Credit Agreement includes a Senior Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended September 30, 2017, Consolidated EBITDA was $34.0 million. Consolidated Funded Indebtedness at September 30, 2017 was $50.2 million.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Availability under the senior revolving credit facility at September 30, 2017 was as follows:

	September 30, 2017	June 30, 2017
	(In thousands)
Senior revolving credit facility	$300,000	$300,000
Capacity constraint due to the Senior Leverage Ratio	164,084	169,092
Capacity under the credit facility	135,916	130,908
Borrowings outstanding	42,076	44,682
Letters of credit	8,133	7,825
Availability under the senior revolving credit facility	$85,707	$78,401
Outstanding borrowings at September 30, 2017 under our Credit Agreement were primarily used to fund the acquisition of Houston Interests (See Note 2) and working capital needs in our Canadian business due to the timing of collections and disbursements on the previously announced Electrical Infrastructure project.
At September 30, 2017, the Company was in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.
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
Our effective tax rate for the three months ended September 30, 2017 was 44.5% compared to 33.6% in the same period last year. The effective tax rate in fiscal 2018 was negatively impacted by a higher mix of projected income in the U.S., which is a higher tax jurisdiction than the Company's foreign operations. In addition, the fiscal 2018 effective tax rate was negatively affected by a stock compensation tax adjustment of $0.5 million. The effective tax rate in fiscal 2017 was positively impacted by the projection of a higher mix of income in Canada, which has a lower tax rate relative to the U.S. In addition, the fiscal 2017 effective tax rate benefited from a favorable stock compensation tax adjustment of $0.4 million.
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
Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $12.4 million at September 30, 2017 and $11.0 million at June 30, 2017. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.
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
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended
	September 30, 2017	September 30, 2016
	(In thousands, except per share data)
Basic EPS:
Net income	$3,824	$9,342
Weighted average shares outstanding	26,655	26,387
Basic earnings per share	$0.14	$0.35
Diluted EPS:
Weighted average shares outstanding – basic	26,655	26,387
Dilutive stock options	10	50
Dilutive nonvested deferred shares	97	359
Diluted weighted average shares	26,762	26,796
Diluted earnings per share	$0.14	$0.35

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended
	September 30, 2017	September 30, 2016
	(In thousands)
Nonvested deferred shares	718	78

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
The Company evaluates performance and allocates resources based on operating income. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies footnote included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. Intersegment sales and transfers are recorded at cost; therefore, no intersegment profit or loss is recognized.
Segment assets consist primarily of cash and cash equivalents, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment, goodwill and other intangible assets.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Results of Operations
(In thousands)

	Three Months Ended
	September 30, 2017	September 30, 2016
Gross revenues
Electrical Infrastructure	$79,971	$88,025
Oil Gas & Chemical	85,861	37,828
Storage Solutions	71,572	199,650
Industrial	33,271	22,727
Total gross revenues	$270,675	$348,230
Less: Inter-segment revenues
Oil Gas & Chemical	$208	$5,286
Storage Solutions	557	128
Industrial	—	1,035
Total inter-segment revenues	$765	$6,449
Consolidated revenues
Electrical Infrastructure	$79,971	$88,025
Oil Gas & Chemical	85,653	32,542
Storage Solutions	71,015	199,522
Industrial	33,271	21,692
Total consolidated revenues	$269,910	$341,781
Gross profit
Electrical Infrastructure	$8,267	$5,250
Oil Gas & Chemical	11,038	1
Storage Solutions	7,540	26,453
Industrial	2,046	574
Total gross profit	$28,891	$32,278
Operating income (loss)
Electrical Infrastructure	$3,577	$1,057
Oil Gas & Chemical	4,134	(2,905)
Storage Solutions	(75)	16,773
Industrial	(315)	(624)
Total operating income	$7,321	$14,301
Total assets by segment were as follows:

	September 30, 2017	June 30, 2017
Electrical Infrastructure	$186,094	$183,351
Oil Gas & Chemical	137,631	129,177
Storage Solutions	143,648	166,742
Industrial	61,748	53,754
Unallocated assets	43,333	53,006
Total segment assets	$572,454	$586,030

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES
There have been no material changes in our critical accounting policies from those reported in our fiscal 2017 Annual Report on Form 10-K filed with the SEC. For more information on our critical accounting policies, see Part II, Item 7 of our fiscal 2017 Annual Report on Form 10-K. The following section provides certain information with respect to our critical accounting estimates as of the close of our most recent quarterly period.
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
Goodwill
We performed our annual impairment test in the fourth quarter of fiscal 2017 to determine whether an impairment existed and to determine the amount of headroom. We define "headroom" as the percentage difference between the fair value of a reporting unit and its carrying value. The amount of headroom varies by reporting unit. Approximately 37% of our goodwill balance at May 31, 2017 was attributable to one reporting unit. This unit had headroom of 24%. The remaining goodwill was attributable to nine reporting units, with headroom of between 7% and 172%. Management utilizes a discounted cash flow analysis, referred to as an income approach, and market multiples of EBITDA to determine the estimated fair value of our reporting units. Significant judgments and assumptions including forecasted project awards, discount rate, anticipated revenue growth rate, gross margins, operating expenses, working capital needs and capital expenditures are inherent in these fair value estimates, which are based on our operating and capital budgets and on our strategic plan. As a result, actual results may differ from the estimates utilized in our income approach. The use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and could result in the recognition of an impairment charge in the financial statements. As a result of these uncertainties, we utilize multiple scenarios and assign probabilities to each of the scenarios in the income approach. We also consider the combined carrying values of our reporting units to our market capitalization.
We performed our annual goodwill impairment test as of May 31, 2017, which resulted in no impairment. However, the aggregate difference between the fair values of our reporting units and their carrying amounts decreased significantly since the previous year's test as a result of market conditions at that time. The fair value of one reporting unit (carrying value of goodwill of $8.0 million) only exceeded its carrying amount by 9%. The valuation model for this reporting unit assumed the award of a significant project prior to the end of the second fiscal quarter, with project work to commence shortly thereafter. This project award was subsequently obtained during the first fiscal quarter of 2018, which resolved the previous contingency. In addition, operating results for the Company during the three months ended September 30, 2017, including updated forecasts for the remainder of the year, do not indicate the existence of any goodwill impairment. The Company will continue to monitor its operating results and forecasts for indicators of impairment and perform additional tests as needed.

Other Intangible Assets
Intangible assets that have finite useful lives are amortized by the straight-line method over their useful lives ranging from 1 to 15 years. The Company evaluates intangible assets with finite lives for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not observe any events or circumstances during the three months ended September 30, 2017 that would indicate that the carrying value of its intangible assets may not be recoverable.
Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $12.4 million at September 30, 2017 and $11.0 million at June 30, 2017. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.
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
Management is currently evaluating the impact of adopting the ASU on the Company's financial position, results of operations, cash flows and related disclosures. Adoption of this ASU is expected to affect the manner in which the Company determines the unit of account for its projects (i.e., performance obligations). Under existing guidance, the Company may have multiple performance obligations for large, complex projects. Upon adoption, the Company expects that similar projects may have fewer performance obligations, possibly just one in some cases, which will result in a more constant recognition of revenue and profit over the term of the project. In addition, management expects that profit could be recognized earlier for contract amounts related to unapproved change orders and claims. The Company will adopt this standard on July 1, 2018 using the modified retrospective method of application, which may result in a cumulative effect adjustment to retained earnings as of the date of adoption.
Management has completed its review of the new revenue standard and is currently reviewing its contracts in order to confirm its understanding of how the new standard will impact its revenue recognition policy, disclosures, processes and internal controls. At this time, we cannot reliably estimate the amount of any potential retrospective adjustment.

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
We are currently evaluating the ASU's expected impact on our financial statements. See Note 8 of Item 8. Financial Statements and Supplementary Data in our 2017 Form 10-K for more information about the timing and amount of future operating lease payments, which we believe is indicative of the materiality of adoption of the ASU to our financial statements.
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
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Consolidated
Consolidated revenue was $269.9 million for the three months ended September 30, 2017, compared to $341.8 million in the same period in the prior fiscal year. On a segment basis, consolidated revenue decreased in the Storage Solutions and Electrical Infrastructure segments by $128.5 million and $8.0 million, respectively. These decreases were partially offset by increases of consolidated revenue in the Oil Gas & Chemical and Industrial segments of $53.2 million and $11.6 million.
Consolidated gross profit decreased from $32.3 million in the three months ended September 30, 2016 to $28.9 million in the three months ended September 30, 2017. Gross margin increased to 10.7% in the three months ended September 30, 2017 compared to 9.4% in the same period in the prior fiscal year. The increase in gross margin in fiscal 2018 is primarily attributable strong project execution and improved recovery of construction overhead costs.
Consolidated SG&A expenses were $21.6 million in the three months ended September 30, 2017 compared to $18.0 million in the same period a year earlier. The increase in fiscal 2018 is primarily attributable to the addition of the Houston Interests, LLC ("Houston Interests") operations in December 2016 (See Item 1. Financial Statements, Note 2 - Acquisitions).
Net interest expense was $0.6 million and $0.2 million in the three months ended September 30, 2017 and 2016, respectively. The higher interest expense in fiscal 2018 is primarily attributable to the higher average debt balance in the current year, which is largely attributable to the borrowings used to fund the Houston Interests acquisition, which was completed in the second quarter of fiscal 2017, and borrowings due to the timing of collections and disbursements on the previously announced Electrical Infrastructure project.

Our effective tax rate for the three months ended September 30, 2017 was 44.5% compared to 33.6% in the same period a year earlier. The fiscal 2018 effective tax rate was negatively affected by a stock compensation tax adjustment of $0.5 million, while the fiscal 2017 effective tax rate benefited from a favorable stock compensation tax adjustment of $0.4 million.
For the three months ended September 30, 2017, net income and the related fully diluted earnings per share were $3.8 million and $0.14, respectively, compared to net income and related fully diluted earnings per share of $9.3 million and $0.35, respectively, in the same period a year earlier.
Electrical Infrastructure
Revenue for the Electrical Infrastructure segment decreased $8.0 million to $80.0 million in the three months ended September 30, 2017 compared to $88.0 million in the same period a year earlier. The decrease is due to lower volume on the previously announced power generating facility project. The segment gross margin of 10.3% in fiscal 2018 is primarily attributable to improved project execution and decreased under recovery of construction overhead costs. The fiscal 2017 segment gross margin was 6.0% during the same period, which was impacted by a project charge related to the power generating facility project mentioned above and higher under recovery of construction overhead costs.
Oil Gas & Chemical
Revenue for the Oil Gas & Chemical segment was $85.7 million in the three months ended September 30, 2017 compared to $32.5 million in the same period a year earlier. The increase of $53.2 million is primarily attributable to a significant amount of work completed on the previously announced Ultra-Low-Sulfur-Gasoline Relocation Project, incremental revenues associated with the Houston Interests acquisition, and higher volumes of turnaround and maintenance work. The segment gross margin was 12.9% for the three months ended September 30, 2017 compared to break-even in the same period last year. The segment gross margin for fiscal 2018 was positively impacted by strong project execution, project closeouts, higher margin work associated with the Houston Interests acquisition, and decreased under recovery of construction overhead costs.
Storage Solutions
Revenue for the Storage Solutions segment was $71.0 million in the three months ended September 30, 2017 compared to $199.5 million in the same period a year earlier, a decrease of $128.5 million. Prior year's revenue was higher than normal due to an historically large amount of work performed in connection with the construction of crude gathering terminals that support the Dakota Access pipeline. The segment gross margin was 10.6% in the three months ended September 30, 2017 and 13.3% in the three months ended September 30, 2016. The lower segment gross margin in fiscal 2018 is primarily attributable to lower volumes, which led to increased under recovery of construction overhead costs, partially offset by stronger project execution in fiscal 2018.
Industrial
Revenue for the Industrial segment increased $11.6 million to $33.3 million in the three months ended September 30, 2017 compared to $21.7 million in the same period a year earlier. The increase in revenue is primarily attributable to higher business volumes in iron and steel and incremental revenues associated with the Houston Interests acquisition. The segment gross margin was 6.1% in the three months ended September 30, 2017 compared to 2.6% in the same period a year earlier. The fiscal 2018 segment gross margin was positively impacted by higher volumes, which when combined with previously executed targeted cost reduction, led to improved recovery of construction overhead costs.

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
The following table provides a summary of changes in our backlog for the three months ended September 30, 2017:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2017	$162,637	$287,007	$141,551	$91,078	$682,273
Project awards	36,976	34,195	62,602	182,661	316,434
Revenue recognized	(79,971)	(85,653)	(71,015)	(33,271)	(269,910)
Backlog as of September 30, 2017	$119,642	$235,549	$133,138	$240,468	$728,797
Book-to-bill ratio(1)	0.5	0.4	0.9	5.5	1.2

(1)	Calculated by dividing project awards by revenue recognized during the period.
Project awards in all segments are cyclical and are typically the result of a sales process that can take several months to complete. Backlog volatility may increase for some segments from time to time when individual project awards are less frequent, but more significant.
The change in backlog in the Electrical Infrastructure segment during the three months ended September 30, 2017 is mainly attributable to the work related to the previously announced Napanee Power Generating Station project partially offset by transmission and distribution awards.
The change in backlog in the Oil, Gas & Chemical segment during the three months ended September 30, 2017 is mainly attributable to progress on previously announced awards, partially offset by new project awards.
The change in backlog in the Storage Solutions segment during the three months ended September 30, 2017 is attributable to progress on previously announced awards, partially offset by new project awards. Significant project awards continue to be delayed due to a continued cautious approach to decision-making on the part of clients, prolonged market uncertainty, and other factors.
The increase in backlog in the Industrial segment during the three months ended September 30, 2017 is primarily attributable to significant awards for maintenance work and capital projects in the iron and steel industry.

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
Impact of Commodity Price Volatility and Market Uncertainty
The prolonged decline in crude oil prices beginning in late 2014 has caused sustained uncertainty in the energy industry, which continues to negatively impact our results, particularly in the Oil Gas & Chemical and Storage Solutions segments. In our Storage Solutions segment, our customers continue to take a long-term view of the market and remain cautious short-term. In our Oil Gas & Chemical segment, we are beginning to see some capital project awards and an improving outlook in routine maintenance and turnaround work. Although we are seeing some positive signs, our customers have been responding to prolonged lower crude oil prices and commodity price uncertainty by reducing spending on capital projects and delaying elective maintenance. Our customers spending tends to lag the price movements of crude oil and other commodities due to budget cycles and the long-term nature of planning for capital projects, especially large capital projects.
In the Industrial segment, our iron and steel customers have increased maintenance spending and resumed major capital projects in response to improving business conditions led by rising steel prices and a weaker U.S. Dollar. In the mining and minerals markets, copper prices have continued to increase. As a result, we are seeing increased bidding activity, but we have not yet seen a corresponding increase in project awards.
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
Non-GAAP Financial Measure
EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. We have presented EBITDA because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Consolidated Statements of Income entitled “Net Income” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•
It does not include interest expense. Because we have borrowed money to finance our operations and acquisitions, pay commitment fees to maintain our credit facility, and incur fees to issue letters of credit under the credit facility, interest expense is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations.

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

A reconciliation of EBITDA to net income follows:

	Three Months Ended
	September 30, 2017	September 30, 2016
	(In thousands)
Net income	$3,824	$9,342
Interest expense	618	243
Provision for income taxes	3,067	4,735
Depreciation and amortization	5,593	4,904
EBITDA	$13,102	$19,224

FINANCIAL CONDITION AND LIQUIDITY
Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the three months ended September 30, 2017 were cash on hand, capacity under our senior revolving credit facility and cash generated from operations before consideration of changes in working capital. Cash on hand at September 30, 2017 totaled $46.1 million and availability under the senior revolving credit facility totaled $85.7 million resulting in available liquidity of $131.8 million.
Our availability under the senior revolving credit facility was significantly impacted by the borrowing constraint resulting from losses on the Electrical Infrastructure project recorded in the third fiscal quarter of 2017. Our projected cash flow for the next four quarters, which includes the collection of significant retention on a Storage Solutions project, is strong. In fiscal 2018, we do not expect significant increases to senior revolving credit facility availability until the second half of the year. However, with the cash balance, we believe that sufficient liquidity exists to fund the business. A complete discussion of our credit agreement is provided under the captain "Senior Revolving Credit Facility" included in this Financial Condition and Liquidity section of the Form 10-Q.
Factors that routinely impact our short-term liquidity and may impact our long-term liquidity include, but are not limited to:

•
Changes in costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs due to contract terms that determine the timing of billings to customers and the collection of those billings

•	Some cost plus and fixed price customer contracts are billed based on milestones which may require us to incur significant expenditures prior to collections from our customers.

•	Time and material contracts are normally billed in arrears. Therefore, we are routinely required to carry these costs until they can be billed and collected.

•	Some of our large construction projects may require security in the form of letters of credit or significant retentions. The timing of collection of retentions is often uncertain.

•	Other changes in working capital

•	Capital expenditures
Other factors that may impact both short and long-term liquidity include:

•	Acquisitions of new businesses

•	Strategic investments in new operations

•	Purchases of shares under our stock buyback program

•	Contract disputes which can be significant

•	Collection issues, including those caused by weak commodity prices or other factors which can lead to credit deterioration of our customers

•	Capacity constraints under our credit facility and remaining in compliance with all covenants contained in the credit agreement

•	A default by one of the major financial institutions for which our deposits exceed insured deposit limits

•	Cash on hand outside of the United States that cannot be repatriated without incremental taxation.
Cash Flow for the Three Months Ended September 30, 2017
Cash Flows Provided by Operating Activities
Cash provided by operating activities for the three months ended September 30, 2017 totaled $6.8 million. The various components are as follows:

Net Cash Provided by Operating Activities
(In thousands)

Net income	$3,824
Non-cash expenses	7,565
Deferred income tax	2,711
Cash effect of changes in working capital	(7,363)
Other	93
Net cash provided by operating activities	$6,830
Working capital changes at September 30, 2017 in comparison to June 30, 2017 include the following:

•
Accounts receivable, net of bad debt expense recognized during the period, increased by $7.7 million during the three months ended September 30, 2017, which reduced cash flows from operating activities. The variance is attributable to the timing of billing and collections.

•
Accounts payable decreased by $14.5 million during the three months ended September 30, 2017, which reduced cash flows from operating activities. The variance is primarily attributable to the timing of vendor payments.

•
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") decreased $25.2 million while billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") decreased $9.5 million. The net change in CIE and BIE increased cash $15.7 million for the three months ended September 30, 2017. CIE and BIE balances can experience significant fluctuations based on the timing of when job costs are incurred and the invoicing of those job costs to the customer.

Cash Flows Used for Investing Activities
Investing activities used $1.6 million of cash in the three months ended September 30, 2017 primarily due to $1.9 million of capital expenditures. Capital expenditures consisted of: $0.9 million for office equipment, $0.6 million for transportation and fabrication equipment, and $0.4 million for construction equipment. Proceeds from asset sales provided $0.2 million of cash.
Cash Flows Used by Financing Activities
Financing activities used $3.3 million of cash in the three months ended September 30, 2017 primarily due to net repayments of $2.6 million under our credit facility, repurchase of $0.5 million of Company stock for payment of withholding taxes due on equity-based compensation, and the payment of $0.3 million for debt amendment fees.

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
Except as described below for the August 31, 2017 amendment, the Credit Agreement includes the following covenants and borrowing limitations:

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
Each revolving borrowing under the Credit Agreement will bear interest at a rate per annum equal to:

•	The ABR or the Adjusted LIBO Rate, in the case of revolving loans denominated in U.S. Dollars;

•	The Canadian Prime Rate or the CDOR rate, in the case of revolving loans denominated in Canadian Dollars;

•	The Adjusted LIBO Rate, in the case of revolving loans denominated in Pounds Sterling or Australian Dollars; or

•	The EURIBO Rate, in the case of revolving loans denominated in Euros,

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
The Credit Agreement includes a Senior Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended September 30, 2017, Consolidated EBITDA was $34.0 million. Consolidated Funded Indebtedness at September 30, 2017 was $50.2 million.

Consolidated EBITDA, as defined in the Credit Agreement, or "Covenant EBITDA," differs from EBITDA, as reported under "Results of Operations - Non-GAAP Financial Measure," in Item 7 primarily because it permits the Company to:

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

Availability under the senior credit facility at September 30, 2017 was as follows:

	September 30, 2017	June 30, 2017
	(In thousands)
Senior revolving credit facility	$300,000	$300,000
Capacity constraint due to the Senior Leverage Ratio	164,084	169,092
Capacity under the credit facility	135,916	130,908
Borrowings outstanding	42,076	44,682
Letters of credit	8,133	7,825
Availability under the senior revolving credit facility	$85,707	$78,401
Outstanding borrowings at September 30, 2017 under our Credit Agreement were primarily used to fund the acquisition of Houston Interests (See Part 1, Item 1, Note 2 - Acquisitions) and working capital needs in our Canadian business due to the timing of collections and disbursements on the previously announced large Electrical Infrastructure project.
At September 30, 2017, the Company was in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.

Dividend Policy
We have never paid cash dividends on our common stock, and the terms of our Credit Agreement limit the amount of cash dividends we can pay. Under our Credit Agreement, we may declare and pay cash dividends on our capital stock during any fiscal year up to an amount which, when added to all other cash dividends paid during such fiscal year, does not exceed 50% of our cumulative net income for such fiscal year to date, except that, pursuant to an amendment to our Credit Agreement, from August 31, 2017 through December 31, 2017, the total of cash dividend payments, along with share repurchases, may not exceed $5.0 million. In addition, during this time we are prohibited from paying cash dividends or repurchasing stock unless the pro forma Leverage Ratio, as defined in the Credit Agreement, is less than or equal to 2.50 to 1.00. While we currently do not intend to pay cash dividends, any future dividend payments will depend on our financial condition, capital requirements and earnings as well as other relevant factors.
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
The Company may repurchase its stock from time to time in the open market at prevailing market prices or in privately negotiated transactions, except during the period from August 31, 2017 until December 31, 2017, when share repurchases, along with cash dividend payments, are restricted to an aggregate basket of $5.0 million under our Credit Agreement. In addition, during this time share repurchases may only be made if the pro forma Leverage Ratio is less than or equal to 2.50 to 1.00. The December 2016 Program will continue through December 31, 2018 unless and until it is modified or revoked by the Board of Directors. No shares have been repurchased under the December 2016 Program as of September 30, 2017.
The Company has 1,160,242 treasury shares as of September 30, 2017 and intends to utilize these treasury shares in connection with equity awards under the Company’s stock incentive plans and for sales to the Employee Stock Purchase Plan.

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
These forward-looking statements include, among others, such things as:

•	the impact to our business of crude oil, natural gas and other commodity prices;

•	amounts and nature of future revenues and margins from each of our segments;

•	trends in the industries we serve;

•	our ability to generate sufficient cash from operations, access our credit facility, or raise cash in order to meet our short and long-term capital requirements;

•	the likely impact of new or existing regulations or market forces on the demand for our services;

•	expansion and other trends of the industries we serve;

•	our expectations with respect to the likelihood of a future impairment; and

•	our ability to comply with the covenants in our credit agreement.

These statements are based on certain assumptions and analyses we made in light of our experience and our historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in our Form 10-K for the fiscal year ended June 30, 2017 and listed from time to time in our filings with the Securities and Exchange Commission;

•	economic, market or business conditions in general and in the oil, gas, power, iron and steel, agricultural and mining industries in particular;

•	reduced creditworthiness of our customer base and the higher risk of non-payment of receivables due to low prevailing crude oil and other commodity prices;

•	the inherently uncertain outcome of current and future litigation;

•	the adequacy of our reserves for contingencies;

•	changes in laws or regulations; and

•	other factors, many of which are beyond our control.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in market risk faced by us from those reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, filed with the Securities and Exchange Commission. For more information on market risk, see Part II, Item 7A in our fiscal 2017 Annual Report on Form 10-K.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2017.
We completed the acquisition of Houston Interests, LLC ("Houston Interests") effective December 12, 2016. We are in the process of assessing and, to the extent necessary, making changes to the internal control over financial reporting of Houston Interests to conform such internal control to that used on our other operations. However, we are not yet required to evaluate, and have not yet fully evaluated, changes in Houston Interest's internal control over financial reporting. Subject to the foregoing, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended September 30, 2017.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to a number of legal proceedings. We believe that the nature and number of these proceedings are typical for a company of our size engaged in our type of business and that none of these proceedings will result in a material effect on our business, results of operations, financial condition, cash flows or liquidity.
Item 1A. Risk Factors
There were no material changes in our Risk Factors from those reported in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases made by the Company of its common stock during the first quarter of fiscal year 2018.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (C)
July 1 to July 31, 2017
Share Repurchase Program (A)	—	$—	—	3,289,474
Employee Transactions (B)	196	$10.65	—
August 1 to August 31, 2017
Share Repurchase Program (A)	—	$—	—	3,289,474
Employee Transactions (B)	40,192	$10.37	—
September 1 to September 30, 2017
Share Repurchase Program (A)	—	$—	—	3,289,474
Employee Transactions (B)	2,521	$15.25	—

(A)	Represents shares purchased under our stock buyback program.

(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

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

Dividend Policy
We have never paid cash dividends on our common stock, and the terms of our Credit Agreement limit the amount of cash dividends we can pay. Under our Credit Agreement, we may declare and pay cash dividends on our capital stock during any fiscal year up to an amount which, when added to all other cash dividends paid during such fiscal year, does not exceed 50% of our cumulative net income for such fiscal year to date, except that, pursuant to an amendment to our Credit Agreement, from August 31, 2017 through December 31, 2017, the total of cash dividend payments, along with share repurchases, may not exceed $5.0 million. In addition, during this time we are prohibited from paying cash dividends or repurchasing stock unless the pro forma Leverage Ratio, as defined in the Credit Agreement, is less than or equal to 2.50 to 1.00. While we currently do not intend to pay cash dividends, any future dividend payments will depend on our financial condition, capital requirements and earnings as well as other relevant factors.

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
Item 5. Other Information
None
Item 6. Exhibits:

Exhibit 10.1:
First Amendment to Fourth Amended and Restated Credit Agreement dated as of August 31, 2017 among the Company and certain foreign subsidiaries, as Borrowers, various subsidiaries of the Company, as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other Lenders party thereto.

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

MATRIX SERVICE COMPANY

Date:	November 7, 2017	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer