Form 10-Q
period 2017-12-31
MATRIX SERVICE CO
filed 2018-02-08
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 5, 2018 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,817,064 shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Revenues	$282,911	$312,655	$552,821	$654,436
Cost of revenues	256,208	284,443	497,227	593,946
Gross profit	26,703	28,212	55,594	60,490
Selling, general and administrative expenses	21,529	19,975	43,099	37,952
Operating income	5,174	8,237	12,495	22,538
Other income (expense):
Interest expense	(819)	(497)	(1,437)	(740)
Interest income	65	26	104	38
Other	(135)	47	14	54
Income before income tax expense	4,285	7,813	11,176	21,890
Provision (benefit) for federal, state and foreign income taxes	(247)	2,563	2,820	7,298
Net income	$4,532	$5,250	$8,356	$14,592

Basic earnings per common share	$0.17	$0.20	$0.31	$0.55
Diluted earnings per common share	$0.17	$0.20	$0.31	$0.54
Weighted average common shares outstanding:
Basic	26,771	26,553	26,713	26,470
Diluted	27,078	26,832	26,933	26,842
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Net income	$4,532	$5,250	$8,356	$14,592
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss) (net of tax of $20 and $36 for the three and six months ended December 31, 2017, respectively, and $69 and $106 for the three and six months ended December 31, 2016, respectively)	429	(1,718)	1,536	(1,997)
Comprehensive income	$4,961	$3,532	$9,892	$12,595
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	December 31, 2017	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$74,087	$43,805
Accounts receivable, less allowances (December 31, 2017— $6,342 and June 30, 2017—$9,887)	183,451	210,953
Costs and estimated earnings in excess of billings on uncompleted contracts	64,221	91,180
Inventories	4,525	3,737
Income taxes receivable	3,396	4,042
Other current assets	7,826	4,913
Total current assets	337,506	358,630
Property, plant and equipment at cost:
Land and buildings	39,622	38,916
Construction equipment	90,710	94,298
Transportation equipment	48,647	48,574
Office equipment and software	37,169	36,556
Construction in progress	3,719	5,952
Total property, plant and equipment - at cost	219,867	224,296
Accumulated depreciation	(143,680)	(144,022)
Property, plant and equipment - net	76,187	80,274
Goodwill	113,845	113,501
Other intangible assets	25,364	26,296
Deferred income taxes	2,794	3,385
Other assets	2,170	3,944
Total assets	$557,866	$586,030
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	December 31, 2017	June 30, 2017
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$71,253	$105,649
Billings on uncompleted contracts in excess of costs and estimated earnings	66,376	75,127
Accrued wages and benefits	19,378	20,992
Accrued insurance	8,691	9,340
Income taxes payable	17	169
Other accrued expenses	4,183	7,699
Total current liabilities	169,898	218,976
Deferred income taxes	1,158	128
Borrowings under senior secured revolving credit facility	50,908	44,682
Other liabilities	316	435
Total liabilities	222,280	264,221
Commitments and contingencies
Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of December 31, 2017, and June 30, 2017; 26,811,676 and 26,600,562 shares outstanding as of December 31, 2017 and June 30, 2017	279	279
Additional paid-in capital	128,235	128,419
Retained earnings	231,330	222,974
Accumulated other comprehensive loss	(5,788)	(7,324)
	354,056	344,348
Less: Treasury stock, at cost — 1,076,541 shares as of December 31, 2017, and 1,287,655 shares as of June 30, 2017	(18,470)	(22,539)
Total stockholders' equity	335,586	321,809
Total liabilities and stockholders’ equity	$557,866	$586,030
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	December 31, 2017	December 31, 2016
Operating activities:
Net income	$8,356	$14,592
Adjustments to reconcile net income to net cash provided (used) by operating activities, net of effects from acquisitions:
Depreciation and amortization	10,906	9,988
Deferred income tax	1,657	970
Gain on sale of property, plant and equipment	(103)	(131)
Provision for uncollectible accounts	12	(34)
Stock-based compensation expense	4,353	3,547
Other	194	133
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects from acquisitions:
Accounts receivable	25,489	(48,972)
Costs and estimated earnings in excess of billings on uncompleted contracts	26,959	24,451
Inventories	(788)	(259)
Other assets and liabilities	(475)	(3,974)
Accounts payable	(34,018)	(34,276)
Billings on uncompleted contracts in excess of costs and estimated earnings	(8,751)	4,883
Accrued expenses	(4,211)	(1,826)
Net cash provided (used) by operating activities	29,580	(30,908)
Investing activities:
Acquisitions (Note 2)	(1,687)	(39,798)
Acquisition of property, plant and equipment	(4,051)	(4,208)
Proceeds from asset sales	420	196
Net cash used by investing activities	$(5,318)	$(43,810)

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	December 31, 2017	December 31, 2016
Financing activities:
Advances under senior secured revolving credit facility	$85,669	$102,084
Repayments of advances under senior secured revolving credit facility	(79,443)	(29,672)
Payment of debt amendment fees	(364)	(168)
Issuances of common stock	—	222
Proceeds from issuance of common stock under employee stock purchase plan	144	169
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(612)	(2,270)
Net cash provided by financing activities	5,394	70,365
Effect of exchange rate changes on cash and cash equivalents	626	(1,073)
Increase (decrease) in cash and cash equivalents	30,282	(5,426)
Cash and cash equivalents, beginning of period	43,805	71,656
Cash and cash equivalents, end of period	$74,087	$66,230
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$665	$8,361
Interest	$1,340	$399
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$105	$421

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Non-Controlling Interest	Total
Balances, July 1, 2017	$279	$128,419	$222,974	$(22,539)	$(7,324)	$—	$321,809
Net income	—	—	8,356	—	—	—	8,356
Other comprehensive income	—	—	—	—	1,536	—	1,536
Treasury shares sold to Employee Stock Purchase Plan (12,283 shares)	—	(109)	—	253	—	—	144
Issuance of deferred shares (250,874 shares)	—	(4,428)	—	4,428	—	—	—
Treasury shares purchased to satisfy tax withholding obligations (52,043 shares)	—	—	—	(612)	—	—	(612)
Stock-based compensation expense	—	4,353	—	—	—	—	4,353
Balances, December 31, 2017	$279	$128,235	$231,330	$(18,470)	$(5,788)	$—	$335,586

Balances, July 1, 2016	$279	$126,958	$223,257	$(26,907)	$(6,845)	$(1,176)	$315,566
Retrospective adjustment upon adoption of ASU 2016-09	—	100	(100)	—	—	—	—
Balances, July 1, 2016, as adjusted	279	127,058	223,157	(26,907)	(6,845)	(1,176)	315,566
Net income	—	—	14,592	—	—	—	14,592
Other comprehensive loss	—	—	—	—	(1,997)	—	(1,997)
Treasury shares sold to Employee Stock Purchase Plan (9,577 shares)	—	12	—	157	—	—	169
Exercise of stock options (21,713 shares)	—	(273)	—	495	—	—	222
Issuance of deferred shares (393,530 shares)	—	(5,685)	—	5,685	—	—	—
Treasury shares purchased to satisfy tax withholding obligations (133,322 shares)	—	—	—	(2,270)	—	—	(2,270)
Stock-based compensation expense	—	3,547	—	—	—	—	3,547
Balances, December 31, 2016	$279	$124,659	$237,749	$(22,840)	$(8,842)	$(1,176)	$329,829
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2017, included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the six month period ended December 31, 2017 may not necessarily be indicative of the results of operations for the full year ending June 30, 2018.
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
The Company is currently evaluating the impact of adopting the ASU on the Company's financial position, results of operations, cash flows and related disclosures. Adoption of this ASU is expected to affect the manner in which the Company determines the unit of account for its projects (i.e., performance obligations). Under existing guidance, the Company may have multiple performance obligations for large, complex projects. Upon adoption, the Company expects that similar projects may have fewer performance obligations, possibly just one in some cases, which will result in a more constant recognition of revenue and profit over the term of the project. In addition, management expects that profit could be recognized earlier for contract amounts related to unapproved change orders and claims. The Company will adopt this standard on July 1, 2018 using the modified retrospective method of application, which may result in a cumulative effect adjustment to retained earnings as of the date of adoption.
The Company has developed its revised accounting policy for revenue recognition and continues to review its contracts in order to validate the new accounting policy and reassess its processes and internal controls. At this time, we cannot reliably estimate the amount of any potential retrospective adjustment.
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
Accounting Standards Update 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting
In May 2017, the FASB issued ASU 2017-09 which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Entities should apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted and prospective application is required. The Company does not expect the adoption of ASU 2017-09 to have a material impact on its financial position, results of operations or cash flows.
Note 2 – Acquisitions
Purchase of Houston Interests, LLC
On December 12, 2016, the Company completed the acquisition of Houston Interests, LLC ("Houston Interests"), a premier global solutions company that provides consulting, engineering, design, construction services and systems integration. Houston Interests brings expertise to the Company in natural gas processing; sulfur recovery, processing and handling; liquid terminals, silos and other bulk storage; process plant design; power generation environmental controls and material handling; industrial power distribution; electrical, instrumentation and controls; marine structures; material handling systems and terminals for cement, sulfur, fertilizer, coal and grain facilities; and process heaters. The business has been included in our Matrix PDM Engineering, Inc. subsidiary, and its operating results impact primarily the Oil Gas & Chemical and Industrial segments.
The Company purchased all of the equity interests of Houston Interests for $42.5 million in cash, net of working capital adjustments and cash acquired. The consideration paid is as follows (in thousands):

Cash paid for equity interest	$46,000
Cash paid for working capital	6,837
Less: cash acquired	(10,331)
Net purchase price	$42,506

The Company funded the equity interest portion of the consideration paid from borrowings under the Company's senior secured revolving credit facility (See Note 5). The purchase of working capital was paid with cash on hand. Cash paid for acquisitions of $39.8 million for the six months ended December 31, 2016 does not reflect $1.0 million of working capital that was paid subsequent to December 31, 2016.
The net purchase price was allocated to the major categories of assets and liabilities based on their estimated fair value at the acquisition date.
The following table summarizes the final net purchase price allocation (in thousands):

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
The unaudited financial information in the table below summarizes the combined results of operations of Matrix Service Company and Houston Interests for the three and six months ended December 31, 2016, on a pro forma basis, as though the companies had been combined as of July 1, 2015. The pro forma financial information presented in the table below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at July 1, 2015 nor should it be taken as indicative of future consolidated results of operations.

	Three Months Ended	Six Months Ended
	December 31, 2016	December 31, 2016
	(In thousands, except per share data)
Revenues	$329,523	$690,485
Net income	$7,884	$18,763
Basic earnings per common share	$0.30	$0.71
Diluted earnings per common share	$0.29	$0.70

The pro forma financial information presented in the table above includes the following adjustments to the combined entities' historical financial statements:

•
Pro forma earnings were adjusted to include $0.4 million and $0.8 million of integration expenses during the three and six months ended December 31, 2016, respectively, that would have been recognized had the acquisition occurred on July 1, 2015.

•
Pro forma earnings were adjusted to include $0.3 million and $0.7 million of interest expense during the three and six months ended December 31, 2016, respectively. The interest was attributable to the assumption that the Company's borrowings of $46.0 million used to fund the net purchase price had been outstanding as of July 1, 2015. This interest was partially offset by the assumption that Houston Interests' former debt was extinguished as of July 1, 2015.

•
Pro forma earnings were adjusted to exclude $0.2 million and $0.3 million of depreciation and intangible asset amortization expense during the three and six months ended December 31, 2016, respectively. This adjustment is due to the recognition of amortizable intangible assets as part of the acquisition and the effect of fair value adjustments to acquired property, plant and equipment.

•
Pro forma earnings were adjusted to include income tax expense of $1.9 million and $3.3 million during the three and six months ended December 31, 2016, respectively. Houston Interests was previously an exempt entity and income taxes were not assessed in its historical financial information.

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

	December 31, 2017	June 30, 2017
	(in thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$2,152,981	$1,919,054
Billings on uncompleted contracts	2,155,136	1,903,001
	$(2,155)	$16,053
Shown in balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$64,221	$91,180
Billings on uncompleted contracts in excess of costs and estimated earnings	66,376	75,127
	$(2,155)	$16,053
Progress billings in accounts receivable at December 31, 2017 and June 30, 2017 included retentions to be collected within one year of $32.2 million and $54.3 million, respectively. Contract retentions collectible beyond one year are included in other assets in the condensed consolidated balance sheet and totaled $1.9 million as of June 30, 2017. There were no retentions collectible beyond one year as of December 31, 2017.
Note 4 – Intangible Assets Including Goodwill
Goodwill
The changes in the carrying value of goodwill by segment are as follows:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Net balance at June 30, 2017	$42,152	$33,604	$16,764	$20,981	$113,501
Translation adjustment (1)	184	—	126	34	344
Net balance at December 31, 2017	$42,336	$33,604	$16,890	$21,015	$113,845

(1)
The translation adjustments relate to the periodic translation of Canadian Dollar and South Korean Won denominated goodwill recorded as a part of prior acquisitions in Canada and South Korea, in which the local currency was determined to be the functional currency.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

We performed our annual goodwill impairment test as of May 31, 2017, which resulted in no impairment. However, the aggregate difference between the fair values of our reporting units and their carrying amounts decreased significantly since the previous year's test as a result of market conditions at that time. The fair value of one reporting unit (carrying value of goodwill of $8.0 million) only exceeded its carrying amount by 9%. The valuation model for this reporting unit assumed the award of a significant project prior to the end of the second fiscal quarter, with project work to commence shortly thereafter. This project award was subsequently obtained during the first fiscal quarter of 2018. Management is not aware of any qualitative indicators of goodwill impairment as of December 31, 2017. The Company will continue to monitor for indicators of impairment and perform additional tests as needed.
Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At December 31, 2017
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	9 to 15	$2,579	$(1,514)	$1,065
Customer-based	6 to 15	40,339	(16,092)	24,247
Non-compete agreements	4	1,453	(1,401)	52
Trade names	—	1,630	(1,630)	—
Total amortizing intangible assets		$46,001	$(20,637)	$25,364

		At June 30, 2017
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	9 to 15	$2,579	$(1,425)	$1,154
Customer-based	1 to 15	38,207	(13,543)	24,664
Non-compete agreements	4 to 5	1,453	(1,298)	155
Trade names	1 to 3	1,630	(1,307)	323
Total amortizing intangible assets		$43,869	$(17,573)	$26,296

In December 2017, the Company settled a portion of an account receivable with a customer in exchange for $50.0 million of backlog, which the Company expects to recognize as revenue over the next six years. The Company has recognized the backlog as a customer-based intangible asset with an estimated fair value of $2.0 million. The value assigned to the backlog approximated the net book value of the account receivable included in the settlement. The amortization expense will be recognized as the work is completed.

Amortization expense totaled $1.4 million and $3.0 million during the three and six months ended December 31, 2017, respectively, and $1.0 million and $1.8 million during the three and six months ended December 31, 2016, respectively.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

We estimate that the remaining amortization expense related to December 31, 2017 amortizing intangible assets will be as follows (in thousands):

Period ending:
Remainder of Fiscal 2018	$1,932
Fiscal 2019	3,851
Fiscal 2020	3,834
Fiscal 2021	3,822
Fiscal 2022	2,954
Fiscal 2023	2,418
Thereafter	6,553
Total estimated remaining amortization expense at December 31, 2017	$25,364
Note 5 – Debt
On February 8, 2017, the Company entered into the Fourth Amended and Restated Credit Agreement (the "Credit Agreement"), by and among the Company and certain foreign subsidiaries, as Borrowers, various subsidiaries of the Company, as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Lead Arranger and Sole Bookrunner, and the other Lenders party thereto.
The Credit Agreement provides for a five-year senior secured revolving credit facility of $300.0 million that expires February 8, 2022. The credit facility may be used for working capital, acquisitions, capital expenditures, issuances of letters of credit and other lawful purposes.
Except as described in the paragraph below for the August 31, 2017 amendment, the Credit Agreement includes the following covenants and borrowing limitations:

•	Our Leverage Ratio, determined as of the end of each fiscal quarter, may not exceed 3.00 to 1.00.

•	We are required to maintain a Fixed Charge Coverage Ratio, determined as of the end of each fiscal quarter, greater than or equal to 1.25 to 1.00.

•
Asset dispositions (other than dispositions in which all of the net cash proceeds therefrom are reinvested into the Company and dispositions of inventory and obsolete or unneeded equipment in the ordinary course of business) are limited to $20.0 million per 12-month period.

The credit facility includes a sub-facility for revolving loans denominated in Australian Dollars, Canadian Dollars, Euros and Pounds Sterling in an aggregate amount not to exceed the U.S. Dollar equivalent of $75.0 million and a $200.0 million sublimit for letters of credit.
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
The Credit Agreement includes a Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended December 31, 2017, Consolidated EBITDA was $25.9 million. Consolidated Funded Indebtedness at December 31, 2017 was $77.9 million.
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

Availability under the senior secured revolving credit facility at December 31, 2017 was as follows:

	December 31, 2017	June 30, 2017
	(In thousands)
Senior secured revolving credit facility	$300,000	$300,000
Capacity constraint due to the Senior Leverage Ratio	196,484	169,092
Capacity under the credit facility	103,516	130,908
Borrowings outstanding	50,908	44,682
Letters of credit	27,026	7,825
Availability under the senior secured revolving credit facility	$25,582	$78,401
Outstanding borrowings at December 31, 2017 under our Credit Agreement were primarily used to fund the acquisition of Houston Interests (See Note 2) and working capital needs in our Canadian business due to the timing of collections and disbursements on on a major project in the Electrical Infrastructure segment.
At December 31, 2017, the Company was in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.

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
Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act makes broad and complex changes to the U.S. tax code, which have affected our current results and will affect our future results. The following are significant changes in the tax code that are effective for the Company beginning January 1, 2018:

•
reducing the Company's U.S. federal corporate income tax rate from 35% to a blended rate of 28.06% for fiscal 2018 as stipulated by the Internal Revenue Code for companies using a June 30th fiscal year end and to 21% for fiscal years thereafter;

•	generally eliminating U.S. federal income tax on dividends from foreign subsidiaries;

•	requiring current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations;

•	allowing full expensing of certain assets placed in service from September 27, 2017 and before January 1, 2023;

•	restricting further deductibility of executive performance compensation in excess of $1.0 million; and

•	disallowing certain entertainment expenses.
The following are significant changes in the tax code that are effective for the Company beginning July 1, 2018:

•	eliminating the deduction for domestic production activity;

•	limiting the annual deduction for business interest;

•	taxing global intangible low-tax income;

•	allowing a deduction for domestically earned foreign intangible income; and

•	establishing a new base erosion and anti-abuse tax on payments between U.S. taxpayers and foreign related parties.

As of December 31, 2017 we have not completed our accounting for the tax effects of the Act. However, in certain cases as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

One-time Transition Tax on Unrepatriated Earnings of Certain Foreign Subsidiaries
The Act includes a one-time transition tax based on our total post-1986 foreign earnings and profits (E&P) for which we have previously deferred from U.S. income taxes. We have not completed in its entirety the calculations surrounding this tax, but based on our preliminary calculations, our foreign subsidiaries have overall negative E&P. Therefore, we do not anticipate incurring tax related to this provision of the Act since any return of assets would be a return of capital, not earnings. Due to the preliminary nature of our calculations, no additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax and any outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations.
Deferred Taxes Remeasurement
We remeasured our domestic deferred tax assets and liabilities based on the rates at which we expect them to reverse in the future. Section 15 of the Internal Revenue Code stipulates that our fiscal year ending June 30, 2018 will have a blended U.S. federal corporate income tax rate of 28.06%, which is based on the applicable tax rates before and after the Act and the number of days in the tax year. Therefore, domestic deferred taxes reversing prior to July 1, 2018 will be taxed based on the blended rate and reversals occurring thereafter will be taxed at the new 21% tax rate. Our domestic subsidiaries had a net deferred tax liability position as of December 31, 2017, which resulted in a $1.2 million remeasurement reduction of our domestic net deferred tax liabilities. This remeasurement adjustment was based on our best estimate of the timing of our deferred tax reversals. As a fiscal year taxpayer, the timing of the reversal of certain deferred tax assets and liabilities during this fiscal year and beyond is uncertain. Although we have made a reasonable estimate as of December 31, 2017, we will continue to analyze certain aspects of the Act and refine our calculations, which could potentially affect the measurement of our deferred tax balances.
Effective Tax Rate
Our effective tax rate for the three and six months ended December 31, 2017 was (5.8)% and 25.2% compared to 32.8% and 33.3% in the same period last year. The effective tax rates in fiscal 2018 were positively impacted by the $1.2 million deferred taxes remeasurement adjustment discussed in the previous paragraph and the use of the lower blended U.S. corporate income tax rate, which resulted in a benefit of $0.7 million, of which $0.5 million related to the remeasurement of the first quarter.
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
Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $10.5 million at December 31, 2017 and $11.0 million at June 30, 2017. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.

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
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(In thousands, except per share data)
Basic EPS:
Net income	$4,532	$5,250	$8,356	$14,592
Weighted average shares outstanding	26,771	26,553	26,713	26,470
Basic earnings per share	$0.17	$0.20	$0.31	$0.55
Diluted EPS:
Weighted average shares outstanding – basic	26,771	26,553	26,713	26,470
Dilutive stock options	34	55	24	53
Dilutive nonvested deferred shares	273	224	196	319
Diluted weighted average shares	27,078	26,832	26,933	26,842
Diluted earnings per share	$0.17	$0.20	$0.31	$0.54

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(In thousands)
Nonvested deferred shares	342	64	442	137

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9 – Segment Information
We operate our business through four reportable segments: Electrical Infrastructure, Oil Gas & Chemical, Storage Solutions, and Industrial.
The Electrical Infrastructure segment primarily encompasses high voltage services to investor owned utilities, including construction of new substations, upgrades of existing substations, short-run transmission line installations, distribution upgrades and maintenance, and storm restoration services. We also provide construction and maintenance services to a variety of power generation facilities, such as combined cycle plants, and natural gas fired power stations.
The Oil Gas & Chemical segment includes turnaround activities, plant maintenance, engineering and construction in primarily the downstream and midstream petroleum industries. Our customers in these industries are engaged in refining crude oil and processing, fractionating, and marketing of natural gas and natural gas liquids. Another offering is industrial cleaning services, which include hydroblasting, hydroexcavating, chemical cleaning and vacuum services. We also perform work in the petrochemical, upstream petroleum, and sulfur extraction, recovery and processing markets.
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
The Industrial segment primarily includes construction and maintenance work in the iron and steel, mining and minerals, and agricultural industries. Our work in the iron and steel industry is primarily for customers engaged in the production of raw steel. Our work in the mining and minerals industry is primarily for customers engaged in the extraction of copper. Our work in the agricultural industry includes the engineering and design of grain silos, docks and handling systems; the design of control system automation and materials handling for the food industry; and engineering, construction, process design and balance of plant work for fertilizer production facilities. We also perform work in bulk material handling, thermal vacuum chambers, and other industrial markets.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Results of Operations
(In thousands)

	Three Months Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Gross revenues
Electrical Infrastructure	$64,852	$103,158	$144,823	$191,183
Oil Gas & Chemical	88,396	56,913	174,257	94,741
Storage Solutions	71,233	128,927	142,805	328,577
Industrial	59,260	25,026	92,531	47,753
Total gross revenues	$283,741	$314,024	$554,416	$662,254
Less: Inter-segment revenues
Oil Gas & Chemical	$37	$1,199	$245	$6,485
Storage Solutions	792	170	1,349	298
Industrial	1	—	1	1,035
Total inter-segment revenues	$830	$1,369	$1,595	$7,818
Consolidated revenues
Electrical Infrastructure	$64,852	$103,158	$144,823	$191,183
Oil Gas & Chemical	88,359	55,714	174,012	88,256
Storage Solutions	70,441	128,757	141,456	328,279
Industrial	59,259	25,026	92,530	46,718
Total consolidated revenues	$282,911	$312,655	$552,821	$654,436
Gross profit
Electrical Infrastructure	$5,541	$7,225	$13,808	$12,475
Oil Gas & Chemical	11,768	2,431	22,806	2,432
Storage Solutions	5,298	17,071	12,838	43,524
Industrial	4,096	1,485	6,142	2,059
Total gross profit	$26,703	$28,212	$55,594	$60,490
Operating income (loss)
Electrical Infrastructure	$1,079	$2,164	$4,656	$3,221
Oil Gas & Chemical	5,198	(1,950)	9,332	(4,855)
Storage Solutions	(2,609)	8,242	(2,684)	25,015
Industrial	1,506	(219)	1,191	(843)
Total operating income	$5,174	$8,237	$12,495	$22,538
Total assets by segment were as follows:

	December 31, 2017	June 30, 2017
Electrical Infrastructure	$182,568	$183,351
Oil Gas & Chemical	127,278	129,177
Storage Solutions	114,057	166,742
Industrial	53,473	53,754
Unallocated assets	80,490	53,006
Total segment assets	$557,866	$586,030

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
Goodwill
We perform our annual impairment test in the fourth quarter of each fiscal year to determine whether an impairment exists and to determine the amount of headroom. We define "headroom" as the percentage difference between the fair value of a reporting unit and its carrying value. We performed our annual goodwill impairment test as of May 31, 2017, which resulted in no impairment. However, the aggregate headroom between the fair values of our reporting units and their carrying amounts decreased significantly since the previous year's test as a result of market conditions at that time. The fair value of one reporting unit (carrying value of goodwill of $8.0 million) only exceeded its carrying amount by 9%. The valuation model for this reporting unit assumed the award of a significant project prior to the end of the second fiscal quarter, with project work to commence shortly thereafter. This project award was subsequently obtained during the first fiscal quarter of 2018, which resolved the previous contingency. The amount of headroom varies by reporting unit. Approximately 37% of our goodwill balance at May 31, 2017 was attributable to one reporting unit. This unit had headroom of 24%. The remaining goodwill was attributable to nine reporting units, with headroom of between 7% and 172%. Management is not aware of any qualitative indicators of goodwill impairment as of December 31, 2017. The Company will continue to monitor for indicators of impairment and perform additional tests as needed.
Management utilizes a discounted cash flow analysis, referred to as an income approach, and market multiples of EBITDA to determine the estimated fair value of our reporting units. Significant judgments and assumptions including forecasted project awards, discount rate, anticipated revenue growth rate, gross margins, operating expenses, working capital needs and capital expenditures are inherent in these fair value estimates, which are based on our operating and capital budgets and on our strategic plan. As a result, actual results may differ from the estimates utilized in our income approach. The use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and could result in the recognition of an impairment charge in the financial statements. As a result of these uncertainties, we utilize multiple scenarios and assign probabilities to each of the scenarios in the income approach. We also compare the combined carrying values and combined estimated fair values of our reporting units to our market capitalization for reasonableness.

Other Intangible Assets
Intangible assets that have finite useful lives are amortized by the straight-line method over their useful lives ranging from 4 to 15 years. The Company evaluates intangible assets with finite lives for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not observe any events or circumstances during the six months ended December 31, 2017 that would indicate that the carrying value of its intangible assets may not be recoverable.
Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $10.5 million at December 31, 2017 and $11.0 million at June 30, 2017. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.
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
The Company is currently evaluating the impact of adopting the ASU on the Company's financial position, results of operations, cash flows and related disclosures. Adoption of this ASU is expected to affect the manner in which the Company determines the unit of account for its projects (i.e., performance obligations). Under existing guidance, the Company may have multiple performance obligations for large, complex projects. Upon adoption, the Company expects that similar projects may have fewer performance obligations, possibly just one in some cases, which will result in a more constant recognition of revenue and profit over the term of the project. In addition, management expects that profit could be recognized earlier for contract amounts related to unapproved change orders and claims. The Company will adopt this standard on July 1, 2018 using the modified retrospective method of application, which may result in a cumulative effect adjustment to retained earnings as of the date of adoption.
The Company has developed its revised accounting policy for revenue recognition and continues to review its contracts in order to validate the new accounting policy and reassess its processes and internal controls. At this time, we cannot reliably estimate the amount of any potential retrospective adjustment.
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
Accounting Standards Update 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting
In May 2017, the FASB issued ASU 2017-09 which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Entities should apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted and prospective application is required. The Company does not expect the adoption of ASU 2017-09 to have a material impact on its financial position, results of operations or cash flows.

RESULTS OF OPERATIONS
Overview
We operate our business through four reportable segments: Electrical Infrastructure, Oil Gas & Chemical, Storage Solutions, and Industrial.
The Electrical Infrastructure segment primarily encompasses high voltage services to investor owned utilities, including construction of new substations, upgrades of existing substations, short-run transmission line installations, distribution upgrades and maintenance, and storm restoration services. We also provide construction and maintenance services to a variety of power generation facilities, such as combined cycle plants, and natural gas fired power stations.
The Oil Gas & Chemical segment includes turnaround activities, plant maintenance, engineering and construction in primarily the downstream and midstream petroleum industries. Our customers in these industries are engaged in refining crude oil and processing, fractionating, and marketing of natural gas and natural gas liquids. Another offering is industrial cleaning services, which include hydroblasting, hydroexcavating, chemical cleaning and vacuum services. We also perform work in the petrochemical, upstream petroleum, and sulfur extraction, recovery and processing markets.
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
The Industrial segment primarily includes construction and maintenance work in the iron and steel, mining and minerals, and agricultural industries. Our work in the iron and steel industry is primarily for customers engaged in the production of raw steel. Our work in the mining and minerals industry is primarily for customers engaged in the extraction of copper. Our work in the agricultural industry includes the engineering and design of grain silos, docks and handling systems; the design of control system automation and materials handling for the food industry; and engineering, construction, process design and balance of plant work for fertilizer production facilities. We also perform work in bulk material handling, thermal vacuum chambers, and other industrial markets.
Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016
Consolidated
Consolidated revenue was $282.9 million for the three months ended December 31, 2017, compared to $312.7 million in the same period in the prior fiscal year. On a segment basis, consolidated revenue decreased in the Storage Solutions and Electrical Infrastructure segments by $58.4 million and $38.3 million, respectively. These decreases were partially offset by increases in consolidated revenue for the Industrial and Oil Gas & Chemical segments of $34.2 million and $32.7 million.
Consolidated gross profit decreased from $28.2 million in the three months ended December 31, 2016 to $26.7 million in the three months ended December 31, 2017. Gross margin increased to 9.4% in the three months ended December 31, 2017 compared to 9.0% in the same period in the prior fiscal year. The increase in gross margin in fiscal 2018 is primarily attributable to improved construction overhead cost recovery.
Consolidated SG&A expenses were $21.5 million in the three months ended December 31, 2017 compared to $20.0 million in the same period a year earlier. The increase in fiscal 2018 is primarily attributable to overhead and amortization on intangible assets associated with the December 2016 acquisition of Houston Interests, LLC ("Houston Interests", see Item 1. Financial Statements, Note 2 - Acquisitions) that expanded the Company's engineering business.
Net interest expense was $0.8 million and $0.5 million in the three months ended December 31, 2017 and 2016, respectively. The higher interest expense in fiscal 2018 is primarily attributable to the higher average debt balance in the current year, which is largely attributable to the borrowings used to fund the Houston Interests acquisition, which was completed in December 2016, and borrowings due to the timing of collections and disbursements on a major project in the Electrical Infrastructure segment.

Our effective tax rate for the three months ended December 31, 2017 was (5.8)% compared to 32.8% in the same period last year. The effective tax rates in fiscal 2018 were positively impacted by a $1.2 million deferred taxes remeasurement adjustment (see Item 1. Financial Statements, Note - 6 Income Taxes) and the use of the lower blended U.S. corporate income tax rate, which resulted in a benefit of $0.7 million, of which $0.5 million related to the remeasurement of the first quarter. We expect our effective tax rate to be 32% for the remainder of fiscal 2018.
For the three months ended December 31, 2017, net income and the related fully diluted earnings per share were $4.5 million and $0.17, respectively, compared to net income and related fully diluted earnings per share of $5.3 million and $0.20, respectively, in the same period a year earlier.
Electrical Infrastructure
Revenue for the Electrical Infrastructure segment decreased $38.3 million to $64.9 million in the three months ended December 31, 2017 compared to $103.2 million in the same period a year earlier. The decrease is due to a combination of a reduction in high voltage revenue and revenue associated with the construction of a large power generating facility in the prior year. The segment gross margin of 8.5% in fiscal 2018 was impacted by increased under recovery of construction overhead costs due to lower volumes in the current fiscal year and increased competition, which led to lower direct margins. The fiscal 2017 segment gross margin was 7.0% during the same period, which was impacted by a settlement adjustment on the power generating facility project.
Oil Gas & Chemical
Revenue for the Oil Gas & Chemical segment was $88.4 million in the three months ended December 31, 2017 compared to $55.7 million in the same period a year earlier. The increase of $32.7 million is primarily attributable to higher turnaround, maintenance and construction volumes. The segment gross margin was 13.3% for the three months ended December 31, 2017 compared to 4.4% in the same period last year. The segment gross margin for fiscal 2018 was positively impacted by strong project execution, project closeouts, higher margin work associated with the Houston Interests acquisition, and improved recovery of construction overhead costs. Fiscal 2017 gross margin was negatively impacted by project execution issues and lower volume which led to higher under recovery of construction overhead costs.
Storage Solutions
Revenue for the Storage Solutions segment was $70.4 million in the three months ended December 31, 2017 compared to $128.8 million in the same period a year earlier, a decrease of $58.4 million. The decrease in segment revenue is primarily a result of delays in project awards which have not allowed the Company to replace higher revenue experienced in the prior year in connection with work on the construction of crude gathering terminals for the Dakota Access pipeline. The segment gross margin was 7.5% in the three months ended December 31, 2017 and 13.3% in the three months ended December 31, 2016. The lower segment gross margin in fiscal 2018 is primarily attributable to higher mix of lower margin work.
Industrial
Revenue for the Industrial segment increased $34.2 million to $59.2 million in the three months ended December 31, 2017 compared to $25.0 million in the same period a year earlier. The increase in revenue is primarily attributable to higher business volumes in the iron and steel industry. The segment gross margin was 6.9% in the three months ended December 31, 2017 compared to 5.9% in the same period a year earlier. The fiscal 2018 segment gross margin was positively impacted by higher volumes, which when combined with previously executed targeted cost reduction, led to improved recovery of construction overhead costs. Additionally, the Company recorded a $0.9 million project settlement with a customer, which reduced gross profit.
Six Months Ended December 31, 2017 Compared to the Six Months Ended December 31, 2016
Consolidated
Consolidated revenue was $552.8 million for the six months ended December 31, 2017, compared to $654.4 million in the same period in the prior fiscal year. On a segment basis, consolidated revenue decreased in the Storage Solutions and Electrical Infrastructure segments by $186.8 million and $46.4 million, respectively. These decreases were partially offset by increases in consolidated revenue for the Oil Gas & Chemical and Industrial segments of $85.8 million and $45.8 million.

Consolidated gross profit decreased from $60.5 million in the six months ended December 31, 2016 to $55.6 million in the six months ended December 31, 2017. Gross margin increased to 10.1% in the six months ended December 31, 2017 compared to 9.2% in the same period in the prior fiscal year. The increase in gross margin in fiscal 2018 is primarily attributable to strong project execution as well as improved construction overhead cost recovery.
Consolidated SG&A expenses were $43.1 million in the six months ended December 31, 2017 compared to $38.0 million in the same period a year earlier. The increase in fiscal 2018 is primarily attributable to overhead and amortization on intangible assets associated with the December 2016 acquisition of Houston Interests that expanded the Company's engineering business.
Net interest expense was $1.3 million and $0.7 million in the six months ended December 31, 2017 and 2016, respectively. The higher interest expense in fiscal 2018 is primarily attributable to the higher average debt balance in the current year, which is largely attributable to the borrowings used to fund the Houston Interests acquisition, which was completed in December 2016, and borrowings due to the timing of collections and disbursements on a major project in the Electrical Infrastructure segment.
Our effective tax rate for the six months ended December 31, 2017 was 25.2% compared to 33.3% in the same period last year. The effective tax rates in fiscal 2018 were positively impacted by a $1.2 million deferred taxes remeasurement adjustment (see Item 1. Financial Statements, Note - 6 Income Taxes) and the use of the lower blended U.S. corporate income tax rate, which resulted in a benefit of $0.7 million, of which $0.5 million related to the remeasurement of the first quarter. We expect our effective tax rate to be 32% for the remainder of fiscal 2018.
For the six months ended December 31, 2017, net income and the related fully diluted earnings per share were $8.4 million and $0.31, respectively, compared to net income and related fully diluted earnings per share of $14.6 million and $0.54, respectively, in the same period a year earlier.
Electrical Infrastructure
Revenue for the Electrical Infrastructure segment decreased $46.4 million to $144.8 million in the six months ended December 31, 2017 compared to $191.2 million in the same period a year earlier. The decrease is due to a combination of a reduction in high voltage revenue and revenue associated with the construction of a large power generating facility in the prior year. The segment gross margin of 9.5% in fiscal 2018 was impacted by increased under recovery of construction overhead costs due to lower volumes in the current fiscal year and increased competition, which led to lower direct margins. The fiscal 2017 segment gross margin was 6.5% during the same period, which was impacted by a settlement adjustment on the power generating facility project.
Oil Gas & Chemical
Revenue for the Oil Gas & Chemical segment was $174.1 million in the six months ended December 31, 2017 compared to $88.3 million in the same period a year earlier. The increase of $85.8 million is primarily attributable to higher turnaround, maintenance and construction volumes. The segment gross margin was 13.1% for the six months ended December 31, 2017 compared to 2.8% in the same period last year. The segment gross margin for fiscal 2018 was positively impacted by strong project execution, project closeouts, higher margin work associated with the Houston Interests acquisition, and improved recovery of construction overhead costs. Fiscal 2017 gross margin was negatively impacted by project execution issues and lower volume which led to higher under recovery of construction overhead costs.
Storage Solutions
Revenue for the Storage Solutions segment was $141.5 million in the six months ended December 31, 2017 compared to $328.3 million in the same period a year earlier, a decrease of $186.8 million. The decrease in segment revenue is primarily a result of delays in project awards which have not allowed the Company to replace higher revenue experienced in the prior year in connection with work on the construction of crude gathering terminals for the Dakota Access pipeline. The segment gross margin was 9.1% in the six months ended December 31, 2017 and 13.3% in the six months ended December 31, 2016. The lower segment gross margin in fiscal 2018 is primarily attributable to higher mix of lower margin work.

Industrial
Revenue for the Industrial segment increased $45.8 million to $92.5 million in the six months ended December 31, 2017 compared to $46.7 million in the same period a year earlier. The increase in revenue is primarily attributable to higher business volumes in the iron and steel industry. The segment gross margin was 6.6% in the six months ended December 31, 2017 compared to 4.4% in the same period a year earlier. The fiscal 2018 segment gross margin was positively impacted by higher volumes, which when combined with previously executed targeted cost reduction, led to improved recovery of construction overhead costs. Additionally, the Company recorded a $0.9 million project settlement with a customer, which reduced gross profit.
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
For long-term maintenance contracts with no minimum commitments and other established customer arrangements, we include only the amounts that we expect to recognize into revenue over the next 12 months. For all other arrangements, we calculate backlog as the estimated contract amount less revenue recognized as of the reporting date.
The following table provides a summary of changes in our backlog for the three months ended December 31, 2017:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of September 30, 2017	$119,642	$235,549	$133,138	$240,468	$728,797
Project awards	40,083	91,491	123,568	24,006	279,148
Revenue recognized	(64,852)	(88,359)	(70,441)	(59,259)	(282,911)
Backlog as of December 31, 2017	$94,873	$238,681	$186,265	$205,215	$725,034
Book-to-bill ratio(1)	0.6	1.0	1.8	0.4	1.0

(1)	Calculated by dividing project awards by revenue recognized during the period.
The following table provides a summary of changes in our backlog for the six months ended December 31, 2017:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2017	$162,637	$287,007	$141,551	$91,078	$682,273
Project awards	77,059	125,686	186,170	206,667	595,582
Revenue recognized	(144,823)	(174,012)	(141,456)	(92,530)	(552,821)
Backlog as of December 31, 2017	$94,873	$238,681	$186,265	$205,215	$725,034
Book-to-bill ratio(1)	0.5	0.7	1.3	2.2	1.1

(1)	Calculated by dividing project awards by revenue recognized during the period.
Project awards in all segments are cyclical and are typically the result of a sales process that can take several months to complete. Backlog volatility may increase for some segments from time to time when individual project awards are less frequent, but more significant.

The change in backlog in the Electrical Infrastructure segment during the six months ended December 31, 2017 is mainly attributable to work related to a major power generation project partially offset by high voltage awards.
The change in backlog in the Oil, Gas & Chemical segment during the six months ended December 31, 2017 is mainly attributable to progress on previously announced awards, partially offset by new project awards.
The change in backlog in the Storage Solutions segment during the six months ended December 31, 2017 is attributable to increased project awards, partially offset by progress on previously announced awards. We are seeing an increase in project awards in our Storage Solutions segment as our customers are beginning to respond to an increasingly favorable commodity price environment.
The increase in backlog in the Industrial segment during the six months ended December 31, 2017 is primarily attributable to significant awards for capital projects and maintenance work in the iron and steel industry.
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
Impact of Commodity Price Volatility and Market Uncertainty
The prolonged decline in crude oil prices beginning in late 2014 has caused sustained uncertainty in the energy industry, which although improving, continues to negatively impact our results, particularly in the Storage Solutions segment. Since the beginning of fiscal 2018, the price of West Texas Intermediate Crude Oil has increased over 30%, which is a positive development for our customers in both the Storage Solutions and Oil Gas & Chemical segments. With the increasing price of crude oil, we are seeing increased awards, particularly in the Storage Solutions segment. However, our customers' spending tends to lag the price movements of crude oil and other commodities due to budget cycles and the long-term nature of planning for capital projects, especially large capital projects.
In the Industrial segment, our iron and steel customers have increased maintenance spending and resumed major capital projects in response to improving business conditions led by rising steel prices, stronger U.S. economy and a weaker U.S. Dollar. In the mining and minerals markets, copper prices have continued to increase. As a result, we are seeing increased bidding activity, but we have not yet seen a corresponding increase in project awards.
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

A reconciliation of EBITDA to net income follows:

	Three Months Ended		Six Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(In thousands)
Net income	$4,532	$5,250	$8,356	$14,592
Interest expense	819	497	1,437	740
Provision (benefit) for income taxes	(247)	2,563	2,820	7,298
Depreciation and amortization	5,313	5,084	10,906	9,988
EBITDA	$10,417	$13,394	$23,519	$32,618

FINANCIAL CONDITION AND LIQUIDITY
Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the six months ended December 31, 2017 were cash on hand, capacity under our senior secured revolving credit facility and cash generated from operations before consideration of changes in working capital. Cash on hand at December 31, 2017 totaled $74.1 million and availability under the senior secured revolving credit facility totaled $25.6 million resulting in available liquidity of $99.7 million as of December 31, 2017 compared to $122.2 million as of June 30, 2017. The decrease in liquidity is primarily attributable to an increase in the capacity constraint relating to the leverage ratio financial covenant under the senior secured revolving credit facility triggered by the Company's financial performance during the last four quarters along with an increase in project related letters of credit.
The Company's liquidity continues to be adequate to support its long-term strategic growth plans. The Company expects liquidity to begin to improve as we work through the third and fourth quarters of fiscal 2018. Since December 31, 2017, the Company's liquidity has strengthened as the Company repaid $35.0 million of borrowings under the senior secured revolving credit facility while maintaining a cash balance in excess of $60.0 million. A complete discussion of our credit agreement is provided under the caption "Senior Secured Revolving Credit Facility" included in this Financial Condition and Liquidity section of the Form 10-Q.
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
Cash Flow for the Six Months Ended December 31, 2017
Cash Flows Provided by Operating Activities
Cash provided by operating activities for the six months ended December 31, 2017 totaled $29.6 million. The various components are as follows:

Net Cash Provided by Operating Activities
(In thousands)

Net income	$8,356
Non-cash expenses	15,168
Deferred income tax	1,657
Cash effect of changes in working capital	4,205
Other	194
Net cash provided by operating activities	$29,580
Working capital changes at December 31, 2017 in comparison to June 30, 2017 include the following:

•
Accounts receivable, net of bad debt expense recognized during the period and the settlement of $2.0 million of accounts receivable in exchange for backlog (see Item 1. Financial Statements, Note 4 - Intangible Assets Including Goodwill), decreased by $25.5 million during the six months ended December 31, 2017, which increased cash flows from operating activities. The variance is attributable to the timing of billing and collections.

•
Accounts payable decreased by $34.0 million during the six months ended December 31, 2017, which reduced cash flows from operating activities. The variance is primarily attributable to the timing of vendor payments.

•
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") decreased $27.0 million, which increased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") decreased $8.8 million, which reduced cash flows from operating activities. The net change in CIE and BIE increased cash $18.2 million for the six months ended December 31, 2017. CIE and BIE balances can experience significant fluctuations based on the timing of when job costs are incurred and the invoicing of those job costs to the customer.

Cash Flows Used for Investing Activities
Investing activities used $5.3 million of cash in the six months ended December 31, 2017 primarily due to $4.1 million of capital expenditures and a $1.7 million working capital payment in connection with the Houston Interests acquisition. Capital expenditures consisted of: $1.8 million for software and office equipment, $0.9 million for transportation and fabrication equipment, $0.8 million for construction equipment, and $0.6 million for buildings. Proceeds from asset sales provided $0.4 million of cash.
Cash Flows Provided by Financing Activities
Financing activities provided $5.4 million of cash in the six months ended December 31, 2017 primarily due to net borrowings of $6.2 million under our credit facility partially offset by the repurchase of $0.6 million of Company stock for payment of withholding taxes due on equity-based compensation, and the payment of $0.4 million for debt amendment fees.
Senior Secured Revolving Credit Facility
As noted previously in Note 5 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, on February 8, 2017, the Company entered into the Fourth Amended and Restated Credit Agreement (the "Credit Agreement"), by and among the Company and certain foreign subsidiaries, as Borrowers, various subsidiaries of the Company, as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Lead Arranger and Sole Bookrunner, and the other Lenders party thereto.
The Credit Agreement provides for a five-year senior secured revolving credit facility of $300.0 million that expires February 8, 2022. The credit facility may be used for working capital, acquisitions, capital expenditures, issuances of letters of credit and other lawful purposes.
Except as described in the paragraph below for the August 31, 2017 amendment, the Credit Agreement includes the following covenants and borrowing limitations:

•	Our Leverage Ratio, determined as of the end of each fiscal quarter, may not exceed 3.00 to 1.00.

•	We are required to maintain a Fixed Charge Coverage Ratio, determined as of the end of each fiscal quarter, greater than or equal to 1.25 to 1.00.

•
Asset dispositions (other than dispositions in which all of the net cash proceeds therefrom are reinvested into the Company and dispositions of inventory and obsolete or unneeded equipment in the ordinary course of business) are limited to $20.0 million per 12-month period.

The credit facility includes a sub-facility for revolving loans denominated in Australian Dollars, Canadian Dollars, Euros and Pounds Sterling in an aggregate amount not to exceed the U.S. Dollar equivalent of $75.0 million and a $200.0 million sublimit for letters of credit.
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
The Credit Agreement includes a Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended December 31, 2017, Consolidated EBITDA was $25.9 million. Consolidated Funded Indebtedness at December 31, 2017 was $77.9 million.

Consolidated EBITDA, as defined in the Credit Agreement, differs from EBITDA, as reported under "Results of Operations - Non-GAAP Financial Measure," in Item 7 primarily because it permits the Company to:

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

Availability under the senior secured revolving credit facility at December 31, 2017 was as follows:

	December 31, 2017	June 30, 2017
	(In thousands)
Senior secured revolving credit facility	$300,000	$300,000
Capacity constraint due to the Senior Leverage Ratio	196,484	169,092
Capacity under the credit facility	103,516	130,908
Borrowings outstanding	50,908	44,682
Letters of credit	27,026	7,825
Availability under the senior secured revolving credit facility	$25,582	$78,401
Outstanding borrowings at December 31, 2017 under our Credit Agreement were primarily used to fund the acquisition of Houston Interests (See Part 1, Item 1, Note 2 - Acquisitions) and working capital needs in our Canadian business due to the timing of collections and disbursements on a major project in the Electrical Infrastructure segment.
At December 31, 2017, the Company was in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.

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
The Company may repurchase its stock from time to time in the open market at prevailing market prices or in privately negotiated transactions, except during the period from August 31, 2017 until December 31, 2017, when share repurchases, along with cash dividend payments, are restricted to an aggregate basket of $5.0 million under our Credit Agreement. In addition, during this time share repurchases may only be made if the pro forma Leverage Ratio is less than or equal to 2.50 to 1.00. The December 2016 Program will continue through December 31, 2018 unless and until it is modified or revoked by the Board of Directors. No shares have been repurchased under the December 2016 Program as of December 31, 2017.
The Company has 1,076,541 treasury shares as of December 31, 2017 and intends to utilize these treasury shares in connection with equity awards under the Company’s stock incentive plans and for sales to the Employee Stock Purchase Plan.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2017.
We completed the acquisition of Houston Interests, LLC ("Houston Interests") effective December 12, 2016. We are in the process of assessing and, to the extent necessary, making changes to the internal control over financial reporting of Houston Interests to conform such internal control to that used on our other operations. However, we are not yet required to evaluate, and have not yet fully evaluated, changes in Houston Interest's internal control over financial reporting. Subject to the foregoing, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended December 31, 2017.

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
The table below sets forth the information with respect to purchases made by the Company of its common stock during the second quarter of fiscal year 2018.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (C)
October 1 to October 31, 2017
Share Repurchase Program (A)	—	$—	—	2,808,988
Employee Transactions (B)	323	$13.90	—
November 1 to November 30, 2017
Share Repurchase Program (A)	—	$—	—	2,808,988
Employee Transactions (B)	303	$17.10	—
December 1 to December 31, 2017
Share Repurchase Program (A)	—	$—	—	2,808,988
Employee Transactions (B)	8,508	$17.44	—

(A)	Represents shares purchased under our stock buyback program.

(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

(C)
On December 12, 2016, the Board of Directors approved a new stock buyback program (the "December 2016 Program"). Under the December 2016 Program, the Company may repurchase common stock of the Company in any calendar year commencing with calendar year 2016 and continuing through calendar year 2018, up to a maximum of $25.0 million per calendar year. The Company may repurchase its stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. The December 2016 Program will continue through December 31, 2018 unless and until revoked by the Board of Directors. The amount shown as the maximum number of shares that may yet be purchased was calculated using the closing price of our stock on the last trading day of the quarter and the cumulative limit of $50.0 million remaining under the program as of the end of the quarter.

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

MATRIX SERVICE COMPANY

Date:	February 8, 2018	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer