Form 10-Q
period 2018-03-31
MATRIX SERVICE CO
filed 2018-05-10
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2018 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,822,773 shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Revenues	$245,645	$251,237	$798,466	$905,673
Cost of revenues	230,754	253,851	727,981	847,797
Gross profit (loss)	14,891	(2,614)	70,485	57,876
Selling, general and administrative expenses	20,753	18,596	63,852	56,548
Operating income (loss)	(5,862)	(21,210)	6,633	1,328
Other income (expense):
Interest expense	(643)	(833)	(2,080)	(1,573)
Interest income	130	73	234	111
Other	370	(51)	384	3
Income (loss) before income tax expense	(6,005)	(22,021)	5,171	(131)
Provision (benefit) for federal, state and foreign income taxes	(852)	(8,521)	1,968	(1,223)
Net income (loss)	$(5,153)	$(13,500)	$3,203	$1,092
Less: Net income attributable to noncontrolling interest	—	321	—	321
Net income (loss) attributable to Matrix Service Company	$(5,153)	$(13,821)	$3,203	$771

Basic earnings (loss) per common share	$(0.19)	$(0.52)	$0.12	$0.03
Diluted earnings (loss) per common share	$(0.19)	$(0.52)	$0.12	$0.03
Weighted average common shares outstanding:
Basic	26,817	26,594	26,747	26,511
Diluted	26,817	26,594	27,054	26,838
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Net income (loss)	$(5,153)	$(13,500)	$3,203	$1,092
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss) (net of tax expense (benefit) of ($8) and $28 for the three and nine months ended March 31, 2018, respectively, and ($5) and $100 for the three and nine months ended March 31, 2017, respectively)	(710)	1,035	826	(962)
Comprehensive income (loss)	(5,863)	(12,465)	4,029	130
Less: Comprehensive income attributable to noncontrolling interest	—	321	—	321
Comprehensive income (loss) attributable to Matrix Service Company	$(5,863)	$(12,786)	$4,029	$(191)
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	March 31, 2018	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$46,885	$43,805
Accounts receivable, less allowances (March 31, 2018— $6,294 and June 30, 2017—$9,887)	189,156	210,953
Costs and estimated earnings in excess of billings on uncompleted contracts	66,985	91,180
Inventories	5,339	3,737
Income taxes receivable	5,627	4,042
Other current assets	6,812	4,913
Total current assets	320,804	358,630
Property, plant and equipment at cost:
Land and buildings	40,641	38,916
Construction equipment	90,453	94,298
Transportation equipment	48,442	48,574
Office equipment and software	38,618	36,556
Construction in progress	2,514	5,952
Total property, plant and equipment - at cost	220,668	224,296
Accumulated depreciation	(146,290)	(144,022)
Property, plant and equipment - net	74,378	80,274
Goodwill	113,615	113,501
Other intangible assets	24,438	26,296
Deferred income taxes	3,927	3,385
Other assets	2,077	3,944
Total assets	$539,239	$586,030
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	March 31, 2018	June 30, 2017
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$67,605	$105,649
Billings on uncompleted contracts in excess of costs and estimated earnings	88,626	75,127
Accrued wages and benefits	25,040	20,992
Accrued insurance	8,863	9,340
Income taxes payable	—	169
Other accrued expenses	4,281	7,699
Total current liabilities	194,415	218,976
Deferred income taxes	3,288	128
Borrowings under senior secured revolving credit facility	9,304	44,682
Other liabilities	309	435
Total liabilities	207,316	264,221
Commitments and contingencies
Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of March 31, 2018, and June 30, 2017; 26,817,618 and 26,600,562 shares outstanding as of March 31, 2018 and June 30, 2017	279	279
Additional paid-in capital	130,330	128,419
Retained earnings	226,177	222,974
Accumulated other comprehensive loss	(6,498)	(7,324)
	350,288	344,348
Less: Treasury stock, at cost — 1,070,599 shares as of March 31, 2018, and 1,287,655 shares as of June 30, 2017	(18,365)	(22,539)
Total stockholders' equity	331,923	321,809
Total liabilities and stockholders’ equity	$539,239	$586,030
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	March 31, 2018	March 31, 2017
Operating activities:
Net income	$3,203	$1,092
Adjustments to reconcile net income to net cash provided (used) by operating activities, net of effects from acquisitions:
Depreciation and amortization	15,546	15,839
Deferred income tax	2,646	(4,665)
Gain on sale of property, plant and equipment	(511)	(366)
Provision for uncollectible accounts	12	900
Stock-based compensation expense	6,488	5,467
Other	295	211
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects from acquisitions:
Accounts receivable	19,831	(23,531)
Costs and estimated earnings in excess of billings on uncompleted contracts	24,195	34,761
Inventories	(1,602)	9
Other assets and liabilities	(1,717)	(9,668)
Accounts payable	(37,697)	(45,690)
Billings on uncompleted contracts in excess of costs and estimated earnings	13,499	5,449
Accrued expenses	1,714	(5,417)
Net cash provided (used) by operating activities	45,902	(25,609)
Investing activities:
Acquisitions (Note 2)	(1,687)	(40,819)
Acquisition of property, plant and equipment	(6,150)	(8,475)
Proceeds from asset sales	857	1,145
Net cash used by investing activities	$(6,980)	$(48,149)

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	March 31, 2018	March 31, 2017
Financing activities:
Advances under senior secured revolving credit facility	$85,317	$106,168
Repayments of advances under senior secured revolving credit facility	(120,862)	(62,029)
Payment of debt amendment fees	(364)	(822)
Issuances of common stock	—	234
Proceeds from issuance of common stock under employee stock purchase plan	224	253
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(627)	(2,288)
Capital contributions from noncontrolling interest	—	855
Net cash provided (used) by financing activities	(36,312)	42,371
Effect of exchange rate changes on cash and cash equivalents	470	(572)
Increase (decrease) in cash and cash equivalents	3,080	(31,959)
Cash and cash equivalents, beginning of period	43,805	71,656
Cash and cash equivalents, end of period	$46,885	$39,697
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,231	$11,679
Interest	$2,065	$1,266
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$136	$846

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Non-Controlling Interest	Total
Balances, July 1, 2017	$279	$128,419	$222,974	$(22,539)	$(7,324)	$—	$321,809
Net income	—	—	3,203	—	—	—	3,203
Other comprehensive income	—	—	—	—	826	—	826
Treasury shares sold to Employee Stock Purchase Plan (16,843 shares)	—	(110)	—	334	—	—	224
Issuance of deferred shares (253,124 shares)	—	(4,467)	—	4,467	—	—	—
Treasury shares purchased to satisfy tax withholding obligations (52,911 shares)	—	—	—	(627)	—	—	(627)
Stock-based compensation expense	—	6,488	—	—	—	—	6,488
Balances, March 31, 2018	$279	$130,330	$226,177	$(18,365)	$(6,498)	$—	$331,923

Balances, July 1, 2016	$279	$126,958	$223,257	$(26,907)	$(6,845)	$(1,176)	$315,566
Retrospective adjustment for change in accounting for stock-based compensation forfeitures upon adoption of ASU 2016-09	—	100	(100)	—	—	—	—
Balances, July 1, 2016, as adjusted	279	127,058	223,157	(26,907)	(6,845)	(1,176)	315,566
Capital contributions from noncontrolling interest	—	—	—	—	—	855	855
Net income	—	—	771	—	—	321	1,092
Other comprehensive loss	—	—	—	—	(962)	—	(962)
Treasury shares sold to Employee Stock Purchase Plan (12,734 shares)	—	18	—	235	—	—	253
Exercise of stock options (22,913 shares)	—	(290)	—	524	—	—	234
Issuance of deferred shares (395,780 shares)	—	(5,740)	—	5,740	—	—	—
Treasury shares purchased to satisfy tax withholding obligations (134,253 shares)	—	—	—	(2,288)	—	—	(2,288)
Stock-based compensation expense	—	5,467	—	—	—	—	5,467
Balances, March 31, 2017	$279	$126,513	$223,928	$(22,696)	$(7,807)	$—	$320,217
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2017, included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the nine month period ended March 31, 2018 may not necessarily be indicative of the results of operations for the full year ending June 30, 2018.
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
Adoption of this ASU is expected to affect the manner in which the Company determines the unit of account for its projects (i.e., performance obligations). Under existing guidance, the Company often segments its contracts for large, complex projects and recognizes revenue using multiple units of account. Upon adoption, the Company expects that similar projects will have just one performance obligation in most cases, which will result in a more constant recognition of revenue and profit over the term of the project. In addition, the Company expects that profit could be recognized earlier for contract amounts related to unapproved change orders and claims.
The Company will adopt this standard on July 1, 2018 using the modified retrospective method of application. Under the modified retrospective method, revenue recognized on completed contracts is not restated, however contracts in progress will need to be accounted for as if they were under the new standard at inception. Any difference between historical revenue and revenue under the new standard will be recorded as a cumulative effect adjustment to retained earnings as of the date of adoption. The Company has completed its preliminary analysis of its contracts and is in the process of updating its accounting policies across the organization. Based on the work performed thus far, the Company does not expect the new standard to have a material impact on its operating results or financial position.

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
We are currently evaluating the ASU's expected impact on our financial statements. As of June 30, 2017 the Company had $36.0 million of future minimum lease payments under non-cancelable operating leases, primarily for facilities, transportation equipment and construction equipment. See Note 8 of Item 8. Financial Statements and Supplementary Data in our 2017 Form 10-K for more information about the timing and amount of future operating lease payments, which we believe is indicative of the materiality of adoption of the ASU to our financial statements.
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
The unaudited financial information in the table below summarizes the combined results of operations of Matrix Service Company and Houston Interests for the nine months ended March 31, 2017, on a pro forma basis, as though the companies had been combined as of July 1, 2016. The pro forma financial information presented in the table below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at July 1, 2016 nor should it be taken as indicative of future consolidated results of operations.

Nine Months Ended
March 31, 2017
(In thousands, except for share data)
Revenues	$941,536
Net income	$5,231
Basic earnings per common share	$0.20
Diluted earnings per common share	$0.19
The pro forma financial information presented in the table above includes the following adjustments to the combined entities' historical financial statements:

•
Pro forma earnings were adjusted to include $1.1 million of integration expenses during the nine months ended March 31, 2017 that would have been recognized had the acquisition occurred on July 1, 2016.

•
Pro forma earnings were adjusted to include $0.7 million of interest expense during the nine months ended March 31, 2017. The interest was attributable to the assumption that the Company's borrowings of $46.0 million used to fund the net purchase price had been outstanding as of July 1, 2016. This interest was partially offset by the assumption that Houston Interests' former debt was extinguished as of July 1, 2016.

•
Pro forma earnings were adjusted to exclude $0.8 million of depreciation and intangible asset amortization expense during the nine months ended March 31, 2017. This adjustment is due to the recognition of amortizable intangible assets as part of the acquisition and the effect of fair value adjustments to acquired property, plant and equipment.

•
Pro forma earnings were adjusted to include income tax expense of $4.3 million during the nine months ended March 31, 2017. Houston Interests was previously an exempt entity and income taxes were not assessed in its historical financial information.

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

	March 31, 2018	June 30, 2017
	(in thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$2,200,601	$1,919,054
Billings on uncompleted contracts	2,222,242	1,903,001
	$(21,641)	$16,053
Shown in balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$66,985	$91,180
Billings on uncompleted contracts in excess of costs and estimated earnings	88,626	75,127
	$(21,641)	$16,053
Progress billings in accounts receivable at March 31, 2018 and June 30, 2017 included retentions to be collected within one year of $23.2 million and $54.3 million, respectively. Contract retentions collectible beyond one year are included in other assets in the condensed consolidated balance sheet and totaled $1.9 million as of June 30, 2017. There were no retentions collectible beyond one year as of March 31, 2018.

Other

Our fiscal 2017 results were negatively impacted by an increased cost estimate related to a large project in the Electrical Infrastructure segment, which resulted in a decrease in gross profit. The financial impact of the project was a gross profit (loss) of ($18.9) million and ($13.7) million for the three and nine months ended March 31, 2017, respectively.  At March 31, 2018, the Company's scope of work is nearly complete with demobilization expected to be materially complete in the fourth quarter of fiscal 2018. The impact of the project on the Company's future results is expected to be insignificant.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Intangible Assets Including Goodwill
Goodwill
The changes in the carrying value of goodwill by segment are as follows:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Net balance at June 30, 2017	$42,152	$33,604	$16,764	$20,981	$113,501
Translation adjustment (1)	30	—	78	6	114
Net balance at March 31, 2018	$42,182	$33,604	$16,842	$20,987	$113,615

(1)
The translation adjustments relate to the periodic translation of Canadian Dollar and South Korean Won denominated goodwill recorded as a part of prior acquisitions in Canada and South Korea, in which the local currency was determined to be the functional currency.

We performed our annual goodwill impairment test as of May 31, 2017, which resulted in no impairment. However, the aggregate difference between the fair values of our reporting units and their carrying amounts decreased significantly since the previous year's test as a result of market conditions at that time. While operating results for the current fiscal year have generally not met our expectations, backlog, which is a leading indicator of the Company's future performance, has exhibited growth throughout the fiscal year. As such, we weighed the significance of our current operating results with the growth in backlog and have determined that no triggering event requiring interim testing for impairment has occurred. If our view of the market opportunities or gross margins for any reporting units deteriorate, the Company could record a material impairment of goodwill.
Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At March 31, 2018
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,579	$(1,559)	$1,020
Customer-based	6 to 15	40,229	(16,857)	23,372
Non-compete agreements	4	1,453	(1,407)	46
Trade names	—	1,630	(1,630)	—
Total amortizing intangible assets		$45,891	$(21,453)	$24,438

		At June 30, 2017
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	9 to 15	$2,579	$(1,425)	$1,154
Customer-based	1 to 15	38,207	(13,543)	24,664
Non-compete agreements	4 to 5	1,453	(1,298)	155
Trade names	1 to 3	1,630	(1,307)	323
Total amortizing intangible assets		$43,869	$(17,573)	$26,296

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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Amortization expense totaled $0.9 million and $3.9 million during the three and nine months ended March 31, 2018, respectively, and $1.6 million and $3.4 million during the three and nine months ended March 31, 2017, respectively.

We estimate that the remaining amortization expense related to March 31, 2018 amortizing intangible assets will be as follows (in thousands):

Period ending:
Remainder of Fiscal 2018	$972
Fiscal 2019	3,837
Fiscal 2020	3,814
Fiscal 2021	3,808
Fiscal 2022	2,952
Fiscal 2023	2,418
Thereafter	6,637
Total estimated remaining amortization expense at March 31, 2018	$24,438
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The Credit Agreement includes a Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended March 31, 2018, Consolidated EBITDA was $40.4 million. Consolidated Funded Indebtedness at March 31, 2018 was $34.3 million.
Availability under the senior secured revolving credit facility at March 31, 2018 was as follows:

	March 31, 2018	June 30, 2017
	(In thousands)
Senior secured revolving credit facility	$300,000	$300,000
Capacity constraint due to the Leverage Ratio	178,899	169,092
Capacity under the credit facility	121,101	130,908
Borrowings outstanding	9,304	44,682
Letters of credit	24,960	7,825
Availability under the senior secured revolving credit facility	$86,837	$78,401
At March 31, 2018, the Company was in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.
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

As of March 31, 2018 we have not completed our accounting for the tax effects of the Act. However, in certain cases as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Deferred Taxes Remeasurement
We remeasured our domestic deferred tax assets and liabilities based on the rates at which we expect them to reverse in the future. Section 15 of the Internal Revenue Code stipulates that our fiscal year ending June 30, 2018 will have a blended U.S. federal corporate income tax rate of 28.06%, which is based on the applicable tax rates before and after the Act and the number of days in the tax year. Therefore, domestic deferred taxes reversing prior to July 1, 2018 will be taxed based on the blended rate and reversals occurring thereafter will be taxed at the new 21% tax rate. Our domestic subsidiaries had a net deferred tax liability position as of December 31, 2017, which resulted in an estimated $1.2 million remeasurement reduction of our domestic net deferred tax liabilities, which increased our benefit for income taxes in the period ended December 31, 2017. Movement in the deferred tax assets and liabilities of our domestic subsidiaries during the three months ended March 31, 2018 resulted in a downward adjustment to the originally estimated remeasurement reduction from $1.2 million to $1.0 million, which resulted in an income tax expense of $0.2 million during the three months ended March 31, 2018. This remeasurement adjustment was based on our best estimate of the timing of our deferred tax reversals. As a fiscal year taxpayer, the timing of the reversal of certain deferred tax assets and liabilities during this fiscal year and beyond is uncertain. Although we have made a reasonable estimate as of March 31, 2018, we will continue to analyze certain aspects of the Act and refine our calculations, which could potentially affect the measurement of our deferred tax balances.
Effective Tax Rate
As a result of the Act, we expect our effective income tax rate to be approximately 32.0% for the remainder of fiscal 2018. Our effective tax rate for the three and nine months ended March 31, 2018 was 14.2% and 38.1%, respectively, compared to 38.7% and 933.6%, respectively, in the same period last year. Since the Company recorded income tax benefits and net losses before income tax expense for each of the three months ended March 31, 2018 and 2017, discrete items have an inverse impact to the effective income tax rate. The rate for the three months ended March 31, 2018 was negatively impacted by a $0.7 million valuation allowance recorded on a deferred tax asset in connection with stock-based compensation and by the $0.2 million downward revision to the domestic deferred tax remeasurement adjustment discussed in the paragraph above.
The rate for the nine months ended March 31, 2018 was negatively impacted by the $0.7 million valuation allowance discussed previously and a stock-based compensation tax adjustment of $0.6 million related to awards that vested during the first and second quarters of fiscal 2018 at lower share prices than their grant date share prices. These impacts were partially offset by the $1.0 million domestic deferred tax remeasurement adjustment discussed previously.
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
Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $13.5 million at March 31, 2018 and $11.0 million at June 30, 2017. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.

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
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
	(In thousands, except per share data)
Basic EPS:
Net income (loss)	$(5,153)	$(13,821)	$3,203	$771
Weighted average shares outstanding	26,817	26,594	26,747	26,511
Basic earnings (loss) per share	$(0.19)	$(0.52)	$0.12	$0.03
Diluted EPS:
Weighted average shares outstanding – basic	26,817	26,594	26,747	26,511
Dilutive stock options	—	—	29	51
Dilutive nonvested deferred shares	—	—	278	276
Diluted weighted average shares	26,817	26,594	27,054	26,838
Diluted earnings (loss) per share	$(0.19)	$(0.52)	$0.12	$0.03

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended		Nine Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
	(In thousands)
Stock options	37	46	—	—
Nonvested deferred shares	459	533	276	173

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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Results of Operations
(In thousands)

	Three Months Ended		Nine Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Gross revenues
Electrical Infrastructure	$58,378	$82,032	$203,201	$273,215
Oil Gas & Chemical	68,689	69,295	242,946	164,036
Storage Solutions	78,859	74,431	221,664	403,008
Industrial	41,976	26,501	134,507	74,254
Total gross revenues	$247,902	$252,259	$802,318	$914,513
Less: Inter-segment revenues
Oil Gas & Chemical	$299	$407	$544	$6,892
Storage Solutions	1,958	379	3,307	677
Industrial	—	236	1	1,271
Total inter-segment revenues	$2,257	$1,022	$3,852	$8,840
Consolidated revenues
Electrical Infrastructure	$58,378	$82,032	$203,201	$273,215
Oil Gas & Chemical	68,390	68,888	242,402	157,144
Storage Solutions	76,901	74,052	218,357	402,331
Industrial	41,976	26,265	134,506	72,983
Total consolidated revenues	$245,645	$251,237	$798,466	$905,673
Gross profit (loss)
Electrical Infrastructure	$1,759	$(13,371)	$15,567	$(896)
Oil Gas & Chemical	4,744	4,333	27,550	6,765
Storage Solutions	4,166	5,456	17,004	48,980
Industrial	4,222	968	10,364	3,027
Total gross profit (loss)	$14,891	$(2,614)	$70,485	$57,876
Operating income (loss)
Electrical Infrastructure	$(2,422)	$(16,306)	$2,234	$(13,085)
Oil Gas & Chemical	(648)	(2,199)	8,684	(7,054)
Storage Solutions	(4,025)	(1,552)	(6,709)	23,463
Industrial	1,233	(1,153)	2,424	(1,996)
Total operating income (loss)	$(5,862)	$(21,210)	$6,633	$1,328
Total assets by segment were as follows:

	March 31, 2018	June 30, 2017
Electrical Infrastructure	$180,837	$183,351
Oil Gas & Chemical	115,112	129,177
Storage Solutions	142,610	166,742
Industrial	43,906	53,754
Unallocated assets	56,774	53,006
Total segment assets	$539,239	$586,030

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
Goodwill
We perform our annual impairment test in the fourth quarter of each fiscal year to determine whether an impairment exists and to determine the amount of headroom. We define "headroom" as the percentage difference between the fair value of a reporting unit and its carrying value. We performed our annual goodwill impairment test as of May 31, 2017, which resulted in no impairment. However, the aggregate difference between the fair values of our reporting units and their carrying amounts decreased significantly since the previous year's test as a result of market conditions at that time. While operating results for the current fiscal year have generally not met our expectations, backlog, which is a leading indicator of the Company's future performance, has exhibited growth throughout the fiscal year. As such, we weighed the significance of our current operating results with the growth in backlog and have determined that no triggering event requiring interim testing for impairment has occurred. If our view of the market opportunities or gross margins for any reporting units deteriorate, the Company could record a material impairment of goodwill.
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

Other Intangible Assets
Intangible assets that have finite useful lives are amortized by the straight-line method over their useful lives ranging from 4 to 15 years. The Company evaluates intangible assets with finite lives for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not observe any events or circumstances during the nine months ended March 31, 2018 that would indicate that the carrying value of its intangible assets may not be recoverable.
Unapproved Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $13.5 million at March 31, 2018 and $11.0 million at June 30, 2017. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.
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
Adoption of this ASU is expected to affect the manner in which the Company determines the unit of account for its projects (i.e., performance obligations). Under existing guidance, the Company often segments its contracts for large, complex projects and recognizes revenue using multiple units of account. Upon adoption, the Company expects that similar projects will have just one performance obligation in most cases, which will result in a more constant recognition of revenue and profit over the term of the project. In addition, the Company expects that profit could be recognized earlier for contract amounts related to unapproved change orders and claims.
The Company will adopt this standard on July 1, 2018 using the modified retrospective method of application. Under the modified retrospective method, revenue recognized on completed contracts is not restated, however contracts in progress will need to be accounted for as if they were under the new standard at inception. Any difference between historical revenue and revenue under the new standard will be recorded as a cumulative effect adjustment to retained earnings as of the date of adoption. The Company has completed its preliminary analysis of its contracts and is in the process of updating its accounting policies across the organization. Based on the work performed thus far, the Company does not expect the new standard to have a material impact on its operating results or financial position.

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
We are currently evaluating the ASU's expected impact on our financial statements. As of June 30, 2017 the Company had $36.0 million of future minimum lease payments under non-cancelable operating leases, primarily for facilities, transportation equipment and construction equipment. See Note 8 of Item 8. Financial Statements and Supplementary Data in our 2017 Form 10-K for more information about the timing and amount of future operating lease payments, which we believe is indicative of the materiality of adoption of the ASU to our financial statements.
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
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Consolidated
Consolidated revenue was $245.6 million for the three months ended March 31, 2018, compared to $251.2 million in the same period in the prior fiscal year. On a segment basis, consolidated revenue decreased in the Electrical Infrastructure and Oil Gas & Chemical segments by $23.6 million and $0.5 million, respectively. These decreases were partially offset by increases in consolidated revenue for the Industrial and Storage Solutions segments of $15.7 million and $2.8 million.
Consolidated gross profit increased to $14.9 million in the three months ended March 31, 2018 compared to a gross loss of $2.6 million in the three months ended March 31, 2017. Gross margin increased to 6.1% in the three months ended March 31, 2018 compared to (1.0)% in the same period in the prior fiscal year. Fiscal 2018 gross margin was negatively impacted by low margin work bid in a highly competitive environment, increased levels of lower margin maintenance work, lower project execution performance, and lower than expected capital project volumes, which led to under recovery of construction overhead costs. The fiscal 2017 gross loss was primarily attributable to the financial impact of an Electrical Infrastructure project, which decreased gross profit by $18.9 million, and lower than anticipated volumes, which led to under recovery of construction overhead costs.
Consolidated SG&A expenses were $20.8 million in the three months ended March 31, 2018 compared to $18.6 million in the same period a year earlier. The increase in fiscal 2018 is primarily attributable to a higher reversal of incentive compensation costs in the prior year and higher project pursuit costs.
Net interest expense was $0.5 million and $0.8 million in the three months ended March 31, 2018 and 2017, respectively. The lower interest expense in fiscal 2018 is primarily attributable to repayments on the senior secured revolving credit facility during the quarter.

As a result of the Tax Cuts and Jobs Act (discussed in detail in Item 1. Financial Statements, Note - 6 Income Taxes), we expect our effective income tax rate to be approximately 32.0% for the remainder of fiscal 2018. Our effective tax rate for the three months ended March 31, 2018 was 14.2% compared to 38.7% in the same period last year. Since the Company recorded income tax benefits and net losses before income tax expense for each of the three months ended March 31, 2018 and 2017, discrete items have an inverse impact to the effective income tax rate. The rate for the three months ended March 31, 2018 was negatively impacted by a $0.7 million valuation allowance recorded on a deferred tax asset in connection with stock-based compensation and by a $0.2 million domestic deferred tax remeasurement adjustment (see Item 1. Financial Statements, Note - 6 Income Taxes for discussion). The fiscal 2017 tax rate was positively impacted by discrete benefits of $0.3 million primarily related to adjustments to state net operating loss carryforwards, a reduction in the blended state income tax rate and an increase in actual tax credits over estimated tax credits for fiscal 2016.  These benefits were offset by a valuation allowance on deferred tax assets related to foreign tax credit carryforwards and stock compensation expense.
For the three months ended March 31, 2018, net loss and the related fully diluted loss per share were $5.2 million and $0.19, respectively, compared to net loss and related fully diluted loss per share of $13.8 million and $0.52, respectively, in the same period a year earlier.
Electrical Infrastructure
Revenue for the Electrical Infrastructure segment decreased $23.6 million to $58.4 million in the three months ended March 31, 2018 compared to $82.0 million in the same period a year earlier. The decrease is due to a reduction in revenue associated with the construction of a large power generating facility compared to the prior year and a reduction in high voltage revenue. The segment gross margin of 3.0% in fiscal 2018 was negatively impacted by lower than expected direct margins, under recovery of construction overhead costs due to lower than anticipated volumes, and increased competition. The fiscal 2017 segment gross margin was (16.3)% during the same period, which was primarily attributable to the financial impact of the power generating facility project mentioned above, which decreased gross profit by $18.9 million.
Oil Gas & Chemical
Revenue for the Oil Gas & Chemical segment was $68.4 million in the three months ended March 31, 2018 compared to $68.9 million in the same period a year earlier. The decrease of $0.5 million is primarily attributable lower volumes of capital work offset by higher volumes of turnaround and maintenance work. The segment gross margin was 6.9% for the three months ended March 31, 2018 compared to 6.3% in the same period last year. In fiscal 2018, lower direct margins were more than offset by improved under recovery of construction overhead costs, which decreased due to cost reduction and efficiency initiatives. Fiscal 2017 gross margin was negatively impacted by lower than anticipated volume, which led to under recovery of construction overhead costs, partially offset by strong project execution.
Storage Solutions
Revenue for the Storage Solutions segment was $76.9 million in the three months ended March 31, 2018 compared to $74.1 million in the same period a year earlier, an increase of $2.8 million. The increase in segment revenue is primarily a result of higher volumes of tank construction work, partially offset by lower volumes of terminal and balance of plant work. The segment gross margin was 5.4% in the three months ended March 31, 2018 and 7.4% in the three months ended March 31, 2017. The fiscal 2018 segment gross margin was negatively impacted by lower direct margins and under recovery of construction overhead costs. The fiscal 2017 segment gross margin was negatively impacted by lower than anticipated volumes, which led to under recovery of construction overhead costs, partially offset by strong project execution.
Industrial
Revenue for the Industrial segment increased $15.7 million to $42.0 million in the three months ended March 31, 2018 compared to $26.3 million in the same period a year earlier. The increase in revenue is primarily attributable to higher business volumes in the iron and steel industry. The segment gross margin was 10.1% in the three months ended March 31, 2018 compared to 3.7% in the same period a year earlier. The fiscal 2018 segment gross margin was positively impacted by a favorable project closeout. Segment gross margins in both fiscal 2018 and fiscal 2017 were negatively impacted by under recovery of construction overhead costs.

Nine Months Ended March 31, 2018 Compared to the Nine Months Ended March 31, 2017
Consolidated
Consolidated revenue was $798.5 million for the nine months ended March 31, 2018, compared to $905.7 million in the same period in the prior fiscal year. On a segment basis, consolidated revenue decreased in the Storage Solutions and Electrical Infrastructure segments by $184.0 million and $70.0 million, respectively. These decreases were partially offset by increases in consolidated revenue for the Oil Gas & Chemical and Industrial segments of $85.3 million and $61.5 million, respectively.
Consolidated gross profit increased from $57.9 million in the nine months ended March 31, 2017 to $70.5 million in the nine months ended March 31, 2018. Gross margin increased to 8.8% in the nine months ended March 31, 2018 compared to 6.4% in the same period in the prior fiscal year. The increase in gross margin in fiscal 2018 is primarily attributable to the financial impact of an Electrical Infrastructure project in fiscal 2017, which decreased gross profit by $13.7 million, and better recovery of overhead costs in fiscal 2018.
Consolidated SG&A expenses were $63.9 million in the nine months ended March 31, 2018 compared to $56.5 million in the same period a year earlier. The increase in fiscal 2018 is primarily attributable to overhead and amortization on intangible assets associated with the December 2016 acquisition of Houston Interests (see Note 2 - Acquisitions, Item 1. Financial Statements) that expanded the Company's engineering business as well as higher project pursuit costs across the business.
Net interest expense was $1.8 million and $1.5 million in the nine months ended March 31, 2018 and 2017, respectively. The higher interest expense in fiscal 2018 is primarily attributable to the higher average debt balance in the current fiscal year, which is attributable to borrowings used to fund the Houston Interests acquisition that was completed in December 2016 and borrowings due to the timing of collections and disbursements on a major project in the Electrical Infrastructure segment, partially offset by repayments during the third quarter of fiscal 2018.
As a result of the Tax Cuts and Jobs Act, we expect our effective income tax rate to be approximately 32.0% for the remainder of fiscal 2018. Our effective tax rate for the nine months ended March 31, 2018 was 38.1% compared to 933.6% in the same period last year. The rate for the nine months ended March 31, 2018 was negatively impacted by a $0.7 million valuation allowance recorded on a deferred tax asset in connection with stock-based compensation and a stock-based compensation tax adjustment of $0.6 million related to awards that vested during the first and second quarters of fiscal 2018 at lower share prices than their grant date share prices. These impacts were partially offset by a $1.0 million domestic deferred tax remeasurement adjustment (see Item 1. Financial Statements, Note - 6 Income Taxes for discussion). The fiscal 2017 tax rate was positively impacted by discrete benefits of $0.9 million primarily related to the application of ASU 2016-09, adjustments to state net operating loss carryforwards, a reduction in the blended state income tax rate and an increase in actual tax credits over estimated tax credits for fiscal 2016.  These benefits were offset by a valuation allowance on deferred tax assets related to foreign tax credit carryforwards and stock compensation expense.
For the nine months ended March 31, 2018, net income and the related fully diluted earnings per share were $3.2 million and $0.12, respectively, compared to net income and related fully diluted earnings per share of $0.8 million and $0.03, respectively, in the same period a year earlier.
Electrical Infrastructure
Revenue for the Electrical Infrastructure segment decreased $70.0 million to $203.2 million in the nine months ended March 31, 2018 compared to $273.2 million in the same period a year earlier. The decrease is due to a reduction in revenue associated with the construction of a large power generating facility compared to the prior year and a reduction in high voltage revenue. The segment gross margin of 7.7% in fiscal 2018 was impacted by under recovery of construction overhead costs, lower than expected direct margins and increased competition. The fiscal 2017 segment gross margin was (0.3)% during the same period, which was primarily attributable to the financial impact of the power generating facility project mentioned above, which decreased gross profit by $13.7 million.
Oil Gas & Chemical
Revenue for the Oil Gas & Chemical segment was $242.4 million in the nine months ended March 31, 2018 compared to $157.1 million in the same period a year earlier. The increase of $85.3 million is primarily attributable to higher turnaround, maintenance and construction volumes. The segment gross margin was 11.4% for the nine months ended March 31, 2018 compared to 4.3% in the same period last year. The segment gross margin for fiscal 2018 was positively impacted by strong project execution, project closeouts, and improved recovery of construction overhead costs. Fiscal 2017 gross margin was negatively impacted by project execution issues and lower volume which led to higher under recovery of construction overhead costs.

Storage Solutions
Revenue for the Storage Solutions segment was $218.3 million in the nine months ended March 31, 2018 compared to $402.3 million in the same period a year earlier, a decrease of $184.0 million. The decrease in segment revenue is primarily the result of delays in project awards which have prevented the Company from replacing higher revenue generated in the prior fiscal year in connection with work on the construction of a significant crude gathering terminals project. The segment gross margin was 7.8% in the nine months ended March 31, 2018 and 12.2% in the nine months ended March 31, 2017. The fiscal 2018 segment gross margin was negatively impacted by lower direct margins and under recovery of construction overhead costs. The fiscal 2017 segment gross margin was supported by strong project execution and project closeouts, partially offset by under recovery of construction overhead costs.
Industrial
Revenue for the Industrial segment increased $61.5 million to $134.5 million in the nine months ended March 31, 2018 compared to $73.0 million in the same period a year earlier. The increase in revenue is primarily attributable to higher business volumes in the iron and steel industry. The segment gross margin was 7.7% for the nine months ended March 31, 2018 compared to 4.1% for the same period a year earlier. The fiscal 2018 segment gross margin was positively impacted by higher volumes, which led to improved recovery of construction overhead costs, and a favorable project closeout. The fiscal 2017 segment gross margin was negatively impacted by lower than anticipated volumes, which led to increased under recovery of construction overhead costs.
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
The following table provides a summary of changes in our backlog for the three months ended March 31, 2018:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of December 31, 2017	$94,873	$238,681	$186,265	$205,215	$725,034
Project awards	44,652	43,347	229,060	117,761	434,820
Revenue recognized	(58,378)	(68,390)	(76,901)	(41,976)	(245,645)
Backlog as of March 31, 2018	$81,147	$213,638	$338,424	$281,000	$914,209
Book-to-bill ratio(1)	0.8	0.6	3.0	2.8	1.8

(1)	Calculated by dividing project awards by revenue recognized during the period.

The following table provides a summary of changes in our backlog for the nine months ended March 31, 2018:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2017	$162,637	$287,007	$141,551	$91,078	$682,273
Project awards	121,711	169,033	415,230	324,428	1,030,402
Revenue recognized	(203,201)	(242,402)	(218,357)	(134,506)	(798,466)
Backlog as of March 31, 2018	$81,147	$213,638	$338,424	$281,000	$914,209
Book-to-bill ratio(1)	0.6	0.7	1.9	2.4	1.3

(1)	Calculated by dividing project awards by revenue recognized during the period.
Project awards in all segments are cyclical and are typically the result of a sales process that can take several months to complete. Backlog volatility may increase for some segments from time to time when individual project awards are less frequent, but more significant.
The change in backlog in the Electrical Infrastructure segment during the nine months ended March 31, 2018 is mainly attributable to work related to a major power generation project that is nearing completion partially offset by high voltage awards. The Company is seeing decreased activity in this segment caused by a decline in the demand for power generation facilities and increased competition for high voltage projects in our traditional markets.
The change in backlog in the Oil, Gas & Chemical segment during the nine months ended March 31, 2018 is mainly attributable to progress on previously announced awards, partially offset by new project awards. The level of awards in the segment has generally met our expectations. The lower book-to-bill ratio is primarily a result of higher capital work volumes related to a major capital project awarded in the prior fiscal year.
The change in backlog in the Storage Solutions segment during the nine months ended March 31, 2018 is attributable to increased project awards, including a significant terminal award. We expect backlog in this segment to continue to grow in the near term based on favorable market conditions and our bidding opportunities.
The increase in backlog in the Industrial segment during the nine months ended March 31, 2018 is primarily attributable to a significant award for a thermal vacuum chamber and significant awards for capital projects and maintenance work in the iron and steel industry. We expect spending from our iron and steel customers to remain strong in the near term.
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
Other factors impacting operating results in all segments include work site permitting delays or customers accelerating or postponing work. The differing types, sizes, and durations of our contracts, combined with their geographic diversity and stages of completion, often results in fluctuations in the Company's operating results.

Impact of Commodity Price Volatility and Market Uncertainty
The prolonged decline in crude oil prices beginning in late 2014 has caused sustained uncertainty in the energy industry, which although improving, has negatively impacted our fiscal year to date operating results, particularly in the Storage Solutions segment. However, since the beginning of fiscal 2018, the price of West Texas Intermediate Crude Oil has increased nearly 40%, which is a positive development for our customers in both the Storage Solutions and Oil Gas & Chemical segments. With the increasing price of crude oil, we are seeing some near-term positive developments in our Storage Solutions segment backlog such as book-to-bill ratios of 3.0 and 1.9 observed during the three and nine months ended March 31, 2018, respectively. However, crude oil futures are currently exhibiting "backwardation", which occurs when the price of crude oil futures decline as the months go further into the future. This may indicate that market participants believe the current price of crude oil is temporarily elevated and that it may decline in the near to intermediate term. Our customers' spending on large capital projects in the Storage Solutions and Oil Gas & Chemical segments is heavily influenced by their expectations of long-term commodity prices. As such, the Company expects that a flattening or reversal of the crude oil backwardation along with sustained or increasing crude oil prices will lead to our customers pursuing more capital projects.
In the Industrial segment, our iron and steel customers have increased maintenance spending and resumed major capital projects in response to improving business conditions led by rising steel prices, a stronger U.S. economy and a weaker U.S. Dollar. In the mining and minerals markets, copper prices have increased since the beginning of fiscal 2018. As a result, we are seeing increased bidding activity, but we have not yet seen a corresponding increase in project awards.
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

A reconciliation of Adjusted EBITDA to net income (loss) attributable to Matrix Service Company follows:

	Three Months Ended		Nine Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
	(In thousands)
Net income (loss) attributable to Matrix Service Company	$(5,153)	$(13,821)	$3,203	$771
Interest expense	643	833	2,080	1,573
Provision (benefit) for income taxes	(852)	(8,521)	1,968	(1,223)
Depreciation and amortization	4,640	5,851	15,546	15,839
Adjusted EBITDA	$(722)	$(15,658)	$22,797	$16,960

FINANCIAL CONDITION AND LIQUIDITY
Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity for the nine months ended March 31, 2018 were cash on hand, capacity under our senior secured revolving credit facility and cash generated from operations before consideration of changes in working capital. Cash on hand at March 31, 2018 totaled $46.9 million and availability under the senior secured revolving credit facility totaled $86.8 million resulting in available liquidity of $133.7 million as of March 31, 2018, which was $34.1 million higher than liquidity as of December 31, 2017 and $11.5 million higher than liquidity as of June 30, 2017. The Company's liquidity continues to be adequate to support its long-term strategic growth plans.
The following table provides a summary of changes in our liquidity for the three months ended March 31, 2018 (in thousands):

Liquidity as of December 31, 2017	$99,669
Net decrease in cash	(27,202)
Reduction in credit facility capacity constraint	17,585
Net repayments on credit facility	41,252
Reduction in letters of credit outstanding	2,066
Foreign currency translation of outstanding borrowings	352
Liquidity as of March 31, 2018	$133,722
The following table provides a summary of changes in our liquidity for the nine months ended March 31, 2018 (in thousands):

Liquidity as of June 30, 2017	$122,206
Net increase in cash	3,080
Increase in credit facility capacity constraint	(9,807)
Net repayments on credit facility	35,545
Increase in letters of credit outstanding	(17,135)
Foreign currency translation of outstanding borrowings	(167)
Liquidity as of March 31, 2018	$133,722
A detailed discussion of our credit agreement is provided under the caption "Senior Secured Revolving Credit Facility" included in this Financial Condition and Liquidity section of the Form 10-Q.
Factors that routinely impact our short-term liquidity and may impact our long-term liquidity include, but are not limited to:

•
Changes in costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs due to contract terms that determine the timing of billings to customers and the collection of those billings

•	Some cost plus and fixed price customer contracts are billed based on milestones which may require us to incur significant expenditures prior to collections from our customers.

•	Time and material contracts are normally billed in arrears. Therefore, we are routinely required to carry these costs until they can be billed and collected.

•	Some of our large construction projects may require security in the form of letters of credit or significant retentions. The timing of collection of retentions is often uncertain.

•	Other changes in working capital

•	Capital expenditures
Other factors that may impact both short and long-term liquidity include:

•	Acquisitions of new businesses

•	Strategic investments in new operations

•	Purchases of shares under our stock buyback program

•	Contract disputes, which can be significant

•	Collection issues, including those caused by weak commodity prices or other factors which can lead to credit deterioration of our customers

•	Capacity constraints under our credit facility and remaining in compliance with all covenants contained in the credit agreement

•	A default by one of the major financial institutions for which our deposits exceed insured deposit limits

•	Cash on hand outside of the United States that cannot be repatriated without incremental taxation.
Cash Flow for the Nine Months Ended March 31, 2018
Cash Flows Provided by Operating Activities
Cash provided by operating activities for the nine months ended March 31, 2018 totaled $45.9 million. The various components are as follows:

Net Cash Provided by Operating Activities
(In thousands)

Net income	$3,203
Non-cash expenses	21,535
Deferred income tax	2,646
Cash effect of changes in working capital	18,223
Other	295
Net cash provided by operating activities	$45,902
Working capital changes at March 31, 2018 in comparison to June 30, 2017 include the following:

•
Accounts receivable, net of bad debt expense recognized during the period and the settlement of $2.0 million of accounts receivable in exchange for backlog (see Item 1. Financial Statements, Note 4 - Intangible Assets Including Goodwill), decreased by $19.8 million during the nine months ended March 31, 2018, which increased cash flows from operating activities. The variance is attributable to the timing of billing and collections and declining business volumes during the fiscal year.

•
Accounts payable decreased by $37.7 million during the nine months ended March 31, 2018, which reduced cash flows from operating activities. The variance is primarily attributable to the timing of vendor payments and declining business volumes during the fiscal year.

•
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") decreased $24.2 million, which increased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") increased $13.5 million, which increased cash flows from operating activities. The net change in CIE and BIE increased cash $37.7 million for the nine months ended March 31, 2018. CIE and BIE balances can experience significant fluctuations based on the timing of when job costs are incurred and the invoicing of those job costs to the customer.

Cash Flows Used by Investing Activities
Investing activities used $7.0 million of cash in the nine months ended March 31, 2018 primarily due to $6.2 million of capital expenditures and a $1.7 million working capital payment in connection with the Houston Interests acquisition. Capital expenditures consisted of: $2.2 million for software and office equipment, $1.5 million for transportation and fabrication equipment, $1.3 million for construction equipment, and $1.2 million for buildings. Proceeds from asset sales provided $0.9 million of cash.
Cash Flows Used by Financing Activities
Financing activities used $36.3 million of cash in the nine months ended March 31, 2018 primarily due to net repayments of $35.5 million under our credit facility, the repurchase of $0.6 million of Company stock for payment of withholding taxes due on equity-based compensation, and the payment of $0.4 million for debt amendment fees, partially offset by $0.2 million of proceeds from the issuance of common stock under the employee stock purchase plan.
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
The Credit Agreement includes a Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended March 31, 2018, Consolidated EBITDA was $40.4 million. Consolidated Funded Indebtedness at March 31, 2018 was $34.3 million.
Consolidated EBITDA, as defined in the Credit Agreement, differs from Adjusted EBITDA, as reported under "Results of Operations - Non-GAAP Financial Measure," in Item 7 primarily because it permits the Company to:

•	exclude non-cash stock-based compensation expense,

•	include pro forma EBITDA of acquired businesses as if the acquisition occurred at the beginning of the previous four quarters, and

•
exclude certain other extraordinary items, as defined in the Credit Agreement. The Company excluded as extraordinary items the acquisition and integration costs incurred during the previous four quarters.

Availability under the senior secured revolving credit facility at March 31, 2018 was as follows:

	March 31, 2018	June 30, 2017
	(In thousands)
Senior secured revolving credit facility	$300,000	$300,000
Capacity constraint due to the Senior Leverage Ratio	178,899	169,092
Capacity under the credit facility	121,101	130,908
Borrowings outstanding	9,304	44,682
Letters of credit	24,960	7,825
Availability under the senior secured revolving credit facility	$86,837	$78,401
At March 31, 2018, the Company was in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.
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
Stock Repurchase Program and Treasury Shares
Treasury Shares
On December 12, 2016, the Board of Directors approved a new stock buyback program (the "December 2016 Program"), which replaced the previous program that had been in place since November 2014. Under the December 2016 Program, the Company may repurchase common stock of the Company in any calendar year commencing with calendar year 2016 and continuing through calendar year 2018, up to a maximum of $25.0 million per calendar year. The Company may repurchase its stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. The December 2016 Program will continue through December 31, 2018 unless and until it is modified or revoked by the Board of Directors. No shares have been repurchased under the December 2016 Program as of March 31, 2018.
The Company has 1,070,599 treasury shares as of March 31, 2018 and intends to utilize these treasury shares in connection with equity awards under the Company’s stock incentive plans and for sales to the Employee Stock Purchase Plan.

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
These forward-looking statements include, among others, such things as:

•	our ability to generate sufficient cash from operations, access our credit facility, or raise cash in order to meet our short and long-term capital requirements;

•	the impact to our business of crude oil, natural gas and other commodity prices;

•	amounts and nature of future revenues and margins from each of our segments;

•	the potential impact of the Tax Cuts and Jobs Act on our business;

•	trends in the industries we serve;

•	the likely impact of new or existing regulations or market forces on the demand for our services;

•	expansion and other trends of the industries we serve;

•	our expectations with respect to the likelihood of a future impairment; and

•	our ability to comply with the covenants in our credit agreement.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2018.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended March 31, 2018.

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
The table below sets forth the information with respect to purchases made by the Company of its common stock during the third quarter of fiscal year 2018.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (C)
January 1 to January 31, 2018
Share Repurchase Program (A)	—	$—	—	1,824,817
Employee Transactions (B)	422	$19.50	—
February 1 to February 28, 2018
Share Repurchase Program (A)	—	$—	—	1,824,817
Employee Transactions (B)	446	$15.30	—
March 1 to March 31, 2018
Share Repurchase Program (A)	—	$—	—	1,824,817
Employee Transactions (B)	—	$—	—

(A)	Represents shares purchased under our stock buyback program.

(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

(C)
On December 12, 2016, the Board of Directors approved a new stock buyback program (the "December 2016 Program"). Under the December 2016 Program, the Company may repurchase common stock of the Company in any calendar year commencing with calendar year 2016 and continuing through calendar year 2018, up to a maximum of $25.0 million per calendar year. The Company may repurchase its stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. The December 2016 Program will continue through December 31, 2018 unless and until revoked by the Board of Directors. The amount shown as the maximum number of shares that may yet be purchased was calculated using the closing price of our stock on the last trading day of the quarter and the cumulative limit of $25.0 million remaining under the program as of the end of the quarter.

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

MATRIX SERVICE COMPANY

Date:	May 10, 2018	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer