Form 10-K
period 2018-06-30
MATRIX SERVICE CO
filed 2018-09-12
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $466 million.
The number of shares of the registrant’s common stock outstanding as of September 7, 2018 was 27,009,420 shares.
Documents Incorporated by Reference
Certain sections of the registrant’s definitive proxy statement relating to the registrant’s 2018 annual meeting of stockholders, which definitive proxy statement will be filed within 120 days of the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

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
These statements are based on certain assumptions and analyses we made in light of our experience and our historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in Item 1A of this Annual Report and listed from time to time in our filings with the Securities and Exchange Commission;

•	economic, market or business conditions in general and in the oil, gas, power, iron and steel, agricultural and mining industries in particular;

•	delays in the commencement of major projects, whether due to permitting issues or other factors;

•
reduced creditworthiness of our customer base and the higher risk of non-payment of receivables due to volatility of crude oil and other commodity prices to which our customers' businesses are affected;

•	the inherently uncertain outcome of current and future litigation;

•	the adequacy of our reserves for claims and contingencies;

•	changes in laws or regulations, including the imposition, cancellation or delay of tariffs on imported goods; and

•	other factors, many of which are beyond our control.
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

BACKGROUND
The Company began operations in 1984 as an Oklahoma corporation under the name of Matrix Service. In 1989, we incorporated in the State of Delaware under the name of Matrix Service Company. We provide engineering, fabrication, infrastructure, construction, and maintenance services primarily to the oil, gas, power, petrochemical, industrial, agricultural, mining and minerals markets. We also sell products for crude oil and refined product aboveground storage tanks. We maintain regional offices throughout the United States, Canada and other international locations, and operate through separate union and merit subsidiaries.
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
OPERATING SEGMENTS
We operate our business through four reportable segments: Electrical Infrastructure; Oil, Gas & Chemical; Storage Solutions; and Industrial.
The Electrical Infrastructure segment consists of high voltage services provided to investor owned utilities, including construction of new substations, upgrades of existing substations, short-run transmission line installations, distribution upgrades and maintenance, as well as emergency and storm restoration services. We also provide construction and maintenance services to a variety of power generation facilities, such as combined cycle plants, and natural gas fired power stations.
The Oil, Gas & Chemical segment serves customers primarily in the downstream and midstream petroleum industries who are engaged in refining crude oil and processing, fractionating, and marketing of natural gas and natural gas liquids. We also perform work in the petrochemical, upstream petroleum, and sulfur extraction, recovery and processing markets. Our services include turnarounds, plant maintenance, engineering and capital construction. We also offer industrial cleaning services including hydro-blasting, hydro-excavating, advanced chemical cleaning and vacuum services.
The Storage Solutions segment consists of work related to aboveground storage tanks (“ASTs”) and terminals. Also included in this segment are cryogenic and other specialty storage tanks and terminals including liquefied natural gas (“LNG”), liquid nitrogen/liquid oxygen (“LIN/LOX”), liquid petroleum (“LPG”), other specialty vessels such as spheres as well as marine structures and truck and rail loading/offloading facilities. Our services include engineering, fabrication and construction, maintenance and repair, which includes planned and emergency services of both tanks and full terminals. Finally, we offer AST products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.

The Industrial segment consists of work for integrated iron and steel companies, major mining and minerals companies engaged primarily in the extraction of copper, as well as other companies in aerospace and defense, cement, agriculture and grain, food and other industries. Our services include engineering, fabrication and construction, maintenance and repair, which includes planned and emergency services. We also design instrumentation and control systems and offer specialized expertise in the design and construction of bulk material handling systems.
RECENT DEVELOPMENTS
Purchase of Houston Interests, LLC
On December 12, 2016, the Company completed the acquisition of Houston Interests, LLC ("Houston Interests"), a global solutions company that provides consulting, engineering, design, construction services and systems integration for $42.5 million in cash, net of working capital adjustments and cash acquired. Houston Interests brings expertise to the Company in natural gas processing; sulfur recovery, processing and handling; liquid terminals, silos and other bulk storage; process plant design; power generation environmental controls and material handling; industrial power distribution; electrical, instrumentation and controls; marine structures; and material handling systems and terminals for cement, sulfur, fertilizer, coal and grain facilities. The business has been included in our Matrix PDM Engineering, Inc. subsidiary, and its operating results impact the Oil Gas & Chemical, Storage Solutions and Industrial segments.
Matrix Applied Technologies
On February 1, 2016, the Company completed the acquisition of all outstanding stock of Baillie Tank Equipment, Ltd. ("BTE") for $13.0 million in cash. Founded in 1998, BTE is a provider of tank products including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems, and seals. BTE is headquartered in Sydney, Australia with a manufacturing facility near Seoul, South Korea. The Company acquired BTE to expand its service offerings of certain technical solutions for aboveground storage tanks. The business is now known as Matrix Applied Technologies, and its operating results are included in the Storage Solutions segment.
OTHER BUSINESS MATTERS
Customers and Marketing
The Company provided services to approximately 600 customers in fiscal 2018. Most of our revenue comes from long-term customer relationships. One customer, U.S. Steel Corporation, accounted for $124.7 million or 11.4% of our consolidated revenue in fiscal 2018, all of which was in the Industrial segment. The loss of this major customer or other significant customers could have a material adverse effect on the Company; however, we are not dependent on any single contract or customer on an on-going basis.
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

Backlog
We define backlog as the total dollar amount of revenue that we expect to recognize as a result of performing work that has been awarded to us through a signed contract, limited notice to proceed or other type of assurance that we consider firm. The following arrangements are considered firm:

•	fixed-price awards;

•	minimum customer commitments on cost plus arrangements; and

•	certain time and material arrangements in which the estimated value is firm or can be estimated with a reasonable amount of certainty in both timing and amounts.
For long-term maintenance contracts with no minimum commitments and other established customer agreements, we include only the amounts that we expect to recognize as revenue over the next 12 months. For arrangements in which we have received a limited notice to proceed, we include the entire scope of work in our backlog if the notice is significant relative to the overall project and if we conclude that the likelihood of the full project proceeding as high. For all other arrangements, we calculate backlog as the estimated contract amount less revenues recognized as of the reporting date.
The following table provides a summary of changes in our backlog in fiscal 2018:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2017	$162,637	$287,007	$141,551	$91,078	$682,273
Project awards	207,251	263,217	786,505	370,903	1,627,876
Revenue recognized	(255,931)	(322,772)	(314,696)	(198,154)	(1,091,553)
Backlog as of June 30, 2018	$113,957	$227,452	$613,360	$263,827	$1,218,596
Book-to-bill ratio(1)	0.8	0.8	2.5	1.9	1.5

(1)	Calculated by dividing project awards by revenue recognized.

Project awards in all segments are cyclical and are typically the result of a sales process that can take several months to complete. Backlog volatility may increase for some segments from time to time when individual project awards are less frequent, but more significant. We expect to recognize approximately 74% of our total backlog reported as of June 30, 2018 as revenue within the next year.
The change in backlog in the Electrical Infrastructure segment during the fiscal year ended June 30, 2018 is mainly attributable to work performed in fiscal 2018 related to a major power generation project that was not replaced as a result of the Company's strategic decision to exit full EPC power generation projects. In addition, year end backlog was affected by lower project awards for power generation package work and sluggish spending and increased competition for high voltage work in our traditional markets. We expect improvement in fiscal 2019, however the timing of the recovery of our traditional markets and the expected benefit of a planned geographic expansion is dependent on market conditions.
The change in backlog in the Oil, Gas & Chemical segment during the fiscal year ended June 30, 2018 is attributable to progress on previously announced awards, partially offset by new project awards. The lower book-to-bill ratio is primarily a result of higher capital work volumes related to a major capital project awarded in the prior fiscal year. The level of awards in the segment has generally met our expectations and market conditions are favorable.
The change in backlog in the Storage Solutions segment during the fiscal year ended June 30, 2018 is attributable to increased project awards, including the previously announced engineering, construction and procurement, or "EPC", contract for a greenfield crude oil storage and blending terminal in Cushing, Oklahoma and the previously announced EPC contract for an expansion of crude oil storage and loading capabilities at a terminal on the Texas Gulf Coast. We expect awards in this segment to remain strong in the near term based on favorable market conditions and our bidding opportunities.

The change in backlog in the Industrial segment during the fiscal year ended June 30, 2018 is primarily attributable to significant awards for capital projects and maintenance work in the iron and steel industry and the previously announced award for a thermal vacuum chamber. We expect spending from our iron and steel customers to remain strong in the near term.

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
Material Sources and Availability
Steel plate and steel pipe are key materials used by the Company. Supplies of these materials are available throughout the United States and globally from numerous sources. We anticipate that adequate amounts of these materials will be available in the foreseeable future. However, the price, quantity, and the delivery schedules of these materials could change rapidly due to various factors, including producer capacity, the level of imports, worldwide demand, tariffs on imported goods and other market conditions.
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
Employees
As of June 30, 2018, the Company had approximately 4,650 employees of which approximately 1,000 were employed in non-field positions and 3,650 were employed in field or shop positions. The number of employees varies significantly throughout the year because of the number, type and size of projects we have in progress at any particular time.
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
While the Company’s intellectual property is not its main business, we believe that the ability to use these patents and technology enables us to expand our presence in the markets we serve and minimizes the development costs typically associated with organic growth.
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
Our projects are conducted at a variety of sites including construction sites and industrial facilities. With each location, hazards are part of the day to day exposures that we must manage on a continuous basis to ensure our employees return home from work the same way they arrived. We understand that everyone plays a role with safety and everyone can make a difference with their active participation. With our proactive approach, our strategy is to identify the exposures and correct them before they result in an incident whether that involves an injury, damage or destruction of property, plant and equipment or an environmental impact. We are intensely focused on maintaining a strong safety culture and strive for zero incidents.
Although we have taken what we believe are appropriate precautions to adequately train and equip our employees, we have experienced serious accidents, including fatalities, in the past and may experience additional accidents in the future. Serious accidents may subject us to penalties, civil litigation or criminal prosecution. Claims for damages to persons, including claims for bodily injury or loss of life, could result in costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows. Poor safety performance could also jeopardize our relationships with our customers and increase our insurance premiums.
Our profitability could be negatively impacted if we are not able to maintain appropriate utilization of our workforce.
The extent to which we utilize our workforce affects our profitability. If we under utilize our workforce, our project gross margins and overall profitability suffer in the short-term. If we over utilize our workforce, we may negatively impact safety, employee satisfaction and project execution, which could result in a decline in future project awards. The utilization of our workforce is impacted by numerous factors including:

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
Our revenues are derived primarily from contracts awarded on a project-by-project basis. Generally, it is difficult to predict whether and when we will be awarded a new contract due to lengthy and complex bidding and selection processes, changes in existing or forecasted market conditions, customers' access to financing, governmental regulations, permitting and environmental matters. Because our revenues are derived from contract awards, our results of operations and cash flows can fluctuate materially from period to period.
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
The demand for our products and services depends upon the existence of construction and maintenance projects primarily in the midstream and downstream petroleum, power and other heavy industries in the United States and Canada. Therefore, it is likely that our business will continue to be cyclical in nature and vulnerable to general downturns in the United States, Canadian and world economies and changes in commodity prices, which could adversely affect the demand for our products and services.
The availability of engineering and construction projects is dependent upon economic conditions in the oil, gas, iron and steel and power industries, specifically, the level of capital expenditures on energy infrastructure. A prolonged period of relatively low commodity prices in North America has had an adverse impact on the level of capital expenditures of our customers and/or their ability to finance these expenditures. Our failure to obtain projects, the delay of project awards, the cancellation of projects or delays in the execution of contracts has resulted and may continue to result in under-utilization of our resources, which could adversely impact our revenue, margins, operating results and cash flow. There are numerous factors beyond our control that influence the level of maintenance and capital expenditures of our customers, including:

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
As a result of the requirements of the percentage-of-completion method of accounting, the possibility exists that we could have estimated and reported a profit on a contract over several prior periods and later determine, as a result of additional information, that all or a portion of such previously estimated and reported profits were overstated. If this occurs, the full aggregate amount of the overstatement will be reported for the period in which such change in estimate occurs.

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
A significant percentage of our Industrial segment's revenues are derived from the steel industry. Demand for steel products is cyclical in nature and sensitive to general economic conditions. The timing and magnitude of the cycles in the markets in which our customers’ products are used, including automobiles and construction, are difficult to predict. The cyclical nature of our customers’ operations tends to reflect and be amplified by changes in economic conditions, both domestically and internationally, supply/demand imbalances, foreign currency exchange fluctuations, and foreign and domestic import tariffs on steel. Economic downturns or a prolonged period of slow growth in the U.S. and foreign markets or any of the industries in which our steel industry customers operate could have a material adverse effect on our results of operations, financial condition and cash flows.
Domestic and Foreign trade tariffs could have a material adverse effect on our customers' businesses and could raise the price and reduce the availability of raw materials to us, which could negatively impact our operating results and financial condition.
Domestic and foreign trade tariffs could have a material adverse impact on our customers' businesses, which could cause our customers to reduce spending on capital and maintenance projects. This reduction in spending could lead to fewer project awards and/or more competition. Fewer project awards and more competition could reduce our revenues and gross margins.
In addition, domestic and foreign trade tariffs could raise the price and reduce the availability of raw materials such as steel plate and steel pipe, which are key materials used by the Company. Supplies of these materials are available throughout the United States and globally from numerous sources. We anticipate that adequate amounts of these materials will be available in the foreseeable future. However, if trade tariffs should significantly impact the price and availability of these materials, we could experience lower gross margins, operational inefficiencies and project delays.
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
To the extent that cash flow from operations, together with available borrowings under our senior secured revolving credit facility, are insufficient to make future investments, acquisitions or provide needed working capital, we may require additional financing from other sources. Our ability to obtain such additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges.
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
We can provide no assurance that we will have sufficient earnings from operations or the credit capacity to meet all of our future cash needs should we encounter significant working capital requirements or incur significant acquisition costs. Insufficient earnings from operations, significant working capital requirements, and contract disputes have in the past, and could in the future, reduce availability under our senior secured revolving credit facility.
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
Our senior secured revolving credit facility imposes restrictions that may limit business alternatives.
Our senior secured revolving credit facility contains covenants that restrict or limit our ability to incur additional debt, acquire or dispose of assets, repurchase equity, or make certain distributions, including dividends. In addition, our senior secured revolving credit facility requires that we comply with a number of financial covenants. These covenants and restrictions may impact our ability to effectively execute operating and strategic plans and our operating performance may not be sufficient to comply with the required covenants.

Our failure to comply with one or more of the covenants in our senior secured revolving credit facility could result in an event of default. We can provide no assurance that a default could be remedied, or that our creditors would grant a waiver or amend the terms of the senior secured revolving credit facility. If an event of default occurs, our lenders could elect to declare all amounts outstanding under the facility to be immediately due and payable, terminate all commitments, refuse to extend further credit, and require us to provide cash to collateralize any outstanding letters of credit. If an event of default occurs and the lenders under the senior secured revolving credit facility accelerate the maturity of any loans or other debt outstanding, we may not have sufficient liquidity to repay amounts outstanding under the existing agreement.
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
Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. We perform annual goodwill impairment reviews in the fourth quarter of every fiscal year. In addition, we perform an impairment review whenever events or changes in circumstances indicate the carrying value of goodwill or an intangible or fixed asset may not be recoverable. Current market conditions have resulted in an impairment of goodwill related to our Electrical Infrastructure segment and have led to narrow differences between the fair values and carrying amounts of our other reporting units, which has increased the likelihood of additional impairments. If market conditions further deteriorate, we may determine that a significant impairment has occurred, which could require us to write off a portion of our assets and could adversely affect our financial condition or results of operations. As of June 30, 2018, the Company had $22.8 million of amortizing intangible assets and $96.2 million of non-amortizing goodwill representing 4.1% and 17.2% of the Company's total assets, respectively.
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
We have become more reliant on technology to help increase efficiency in our business. We use numerous technologies to help run our operations, and this may subject our business to increased risks. Any cyber security attack that affects our facilities, our systems, our customers and any of our financial data could have a material adverse effect on our business. In addition, a cyber-attack on our customer and employee data may result in a financial loss, including potential fines for failure to safeguard data, and may negatively impact our reputation. Third-party systems on which we rely could also suffer system failure. Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our financial results.
We have experienced cybersecurity threats to our information technology infrastructure and have experienced cyber-attacks, attempts to breach our systems and other similar incidents. Such prior events have not had a material impact on our financial condition, results of operations or liquidity. However, future threats could cause harm to our business and our reputation, as well as negatively impact our results of operations materially. Our insurance coverage may not be adequate to cover all the costs related to cyber-attacks or disruptions resulting from such events.
Any security breach resulting in the unauthorized use or disclosure of certain personal information could put individuals at risk of identity theft and financial or other harm and result in costs to the Company in investigation, remediation, legal defense and in liability to parties who are financially harmed. We may incur significant costs to protect against the threat of information security breaches or to respond to or alleviate problems caused by such breaches. For example, laws may require notification to regulators, clients or employees and enlisting credit monitoring or identity theft protection in the event of a privacy breach. A cybersecurity attack could also be directed at our systems and result in interruptions in our operations or delivery of services to our clients and their customers. Furthermore, a material security breach could cause us to lose revenues, lose clients or cause damage to our reputation.
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
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
The principal properties of Matrix Service Company are as follows:

Location	Description of Facility	Segment	Interest
United States:
Tulsa, Oklahoma	Corporate headquarters and regional office	All segments	Leased
Bakersfield, California	Regional office	All segments	Leased
Bellingham, Washington	Regional office, fabrication facility and warehouse	Oil Gas & Chemical, Storage Solutions, Industrial	Owned
Canonsburg, Pennsylvania	Regional office	Electrical Infrastructure, Oil Gas & Chemical, Industrial	Leased
Catoosa, Oklahoma	Fabrication facilities, regional office and warehouse	Oil Gas & Chemical, Storage Solutions, Industrial	Leased & Owned (1)
Columbus, Ohio	Regional office	All segments	Leased
Eddystone, Pennsylvania	Regional office, fabrication facility and warehouse	All segments	Leased
Hammond, Indiana	Regional office, fabrication facility, and warehouse	Oil Gas & Chemical, Industrial	Leased
Houston, Texas	Regional offices and warehouse	Oil Gas & Chemical, Storage Solutions	Leased & Owned
Metairie, Louisiana	Regional office	All segments	Leased
Norco, California	Regional office and warehouse	Storage Solutions, Oil Gas & Chemical	Leased
Orange, California	Fabrication facility, regional office and warehouse	Oil Gas & Chemical, Storage Solutions, Industrial	Leased & Owned
Pittsburgh, Pennsylvania	Regional office	All segments	Leased
Rahway, New Jersey	Regional office and warehouse	Electrical Infrastructure, Oil Gas & Chemical, Industrial	Leased
Sewickley, Pennsylvania	Regional office	Oil Gas & Chemical, Storage Solutions, Industrial	Leased
Temperance, Michigan	Regional office and warehouse	Storage Solutions	Owned
Tucson, Arizona	Regional office and warehouse	Industrial, Storage Solutions, Oil Gas & Chemical	Leased
International:
Burlington, Ontario, Canada	Regional office	Electrical Infrastructure, Industrial, Storage Solutions	Owned
Calgary, Alberta, Canada	Regional office	Storage Solutions	Leased
Leduc, Alberta, Canada	Regional office and warehouse	Storage Solutions	Leased
Sarnia, Ontario, Canada	Regional office and warehouse	Storage Solutions	Owned
Paju-si, Gyeonggi-do, South Korea	Fabrication facility, regional office and warehouse	Storage Solutions	Owned
Sydney, New South Wales, Australia	Regional office	Storage Solutions	Leased

(1)	Certain facilities were constructed by the Company on land acquired through ground leases with renewal options.

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
Our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “MTRX”. The following table sets forth the high and low sale prices for our common stock as reported by NASDAQ for the periods indicated:

	Fiscal Year 2018		Fiscal Year 2017
	High	Low	High	Low
First quarter	$15.45	$9.05	$19.57	$15.88
Second quarter	18.50	12.76	23.20	16.20
Third quarter	20.25	13.00	23.45	15.00
Fourth quarter	19.90	13.15	17.70	7.80
Substantially all of our stockholders maintain their shares in "street name" accounts and are not individually stockholders of record. As of July 31, 2018, there were 22 holders of record of our common stock.
Dividend Policy
We have never paid cash dividends on our common stock, and the terms of our Credit Agreement (see Item 8. Financial Statements and Supplementary Data, Note 5 - Debt for more information about our Credit Agreement) limit the amount of cash dividends we can pay. Under our Credit Agreement, we may declare and pay cash dividends on our capital stock during any fiscal year up to an amount which, when added to all other cash dividends paid during such fiscal year, does not exceed 50% of our cumulative net income for such fiscal year to date. While we currently do not intend to pay cash dividends, any future dividend payments will depend on our financial condition, capital requirements and earnings as well as other relevant factors.
Issuer Purchases of Equity Securities
Our Credit Agreement limits the Company's purchases of its equity securities to $30.0 million in any calendar year. The table below sets forth the information with respect to purchases made by the Company of its common stock during the fourth quarter of the fiscal year ended June 30, 2018:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (C)
April 1 to April 30, 2018
Share Repurchase Program (A)	—	—	—	1,362,398
Employee Transactions (B)	39	$15.85	—
May 1 to May 31, 2018
Share Repurchase Program (A)	—	—	—	1,362,398
Employee Transactions (B)			—
June 1 to June 30, 2018
Share Repurchase Program (A)	—	—	—	1,362,398
Employee Transactions (B)	—	—	—

(A)	Represents shares purchased under our stock buyback program.

(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

(C)
On December 12, 2016, the Board of Directors approved a new stock buyback program (the "December 2016 Program"). Under the December 2016 Program, the Company may repurchase common stock of the Company in any calendar year commencing with calendar year 2016 and continuing through calendar year 2018, up to a maximum of $25.0 million per calendar year. The Company may repurchase its stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. The December 2016 Program will continue through December 31, 2018 unless and until revoked by the Board of Directors. The amount shown as the maximum number of shares that may yet be purchased was calculated using the closing price of our stock on the last trading day of the fiscal period and the cumulative limit of $25.0 million remaining under the program.

Item 6. Selected Financial Data

Selected Financial Data
(In thousands, except percentages and per share data)

	Fiscal Years Ended
	June 30, 2018 (1)	June 30, 2017	June 30, 2016	June 30, 2015	June 30, 2014
Revenues	$1,091,553	$1,197,509	$1,311,917	$1,343,135	$1,263,089
Cost of revenues	999,617	1,116,506	1,185,926	1,255,765	1,126,616
Gross profit	91,936	81,003	125,991	87,370	136,473
Gross margin %	8.4%	6.8%	9.6%	6.5%	10.8%
Selling, general and administrative expenses	84,417	76,144	85,109	78,568	77,866
Selling, general and administrative %	7.7%	6.4%	6.5%	5.8%	6.2%
Operating income (loss)	(10,479)	4,859	40,882	8,802	58,607
Operating income (loss) %	(1.0)%	0.4%	3.1%	0.7%	4.6%
Net income (loss)	(11,480)	138	25,537	(1,898)	36,877
Net income (loss) attributable to noncontrolling interest	—	321	(3,326)	(19,055)	1,067
Net income (loss) attributable to Matrix Service Company	(11,480)	(183)	28,863	17,157	35,810
Earnings (loss) per share-basic	(0.43)	(0.01)	1.09	0.64	1.36
Earnings (loss) per share-diluted	(0.43)	(0.01)	1.07	0.63	1.33
Working capital	118,581	139,654	129,416	114,209	105,687
Total assets	558,033	586,030	564,967	561,689	568,932
Long-term debt	—	44,682	—	8,804	11,621
Capital expenditures	8,711	11,908	13,939	15,773	23,589
Cash flows provided (used) by operations	74,671	(18,746)	33,587	26,240	76,988
Backlog	1,218,596	682,273	868,672	1,420,598	915,826

(1)
See Item 8. Financial Statements and Supplementary Data, Note - 4 Goodwill and Other Intangible Assets for a discussion of intangible asset impairment charges totaling $18.0 million included in the Company's fiscal 2018 operating results.

Refer to the Results of Operations section included in Part II, Item 7 of this Annual Report on Form 10-K for a discussion of the impacts of business combinations and contract charges that materially impacted the comparability of information in the Selected Financial Data table above, particularly for the fiscal year ended 2018 in comparison to the fiscal year ended 2017, and the fiscal year ended 2017 in comparison to the fiscal year ended 2016.

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
As of June 30, 2018 and June 30, 2017, costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $15.0 million and $11.0 million, respectively. Historically, our collections for unapproved change orders and claims have approximated the amount of revenue recognized.
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
We performed our annual goodwill impairment test as of May 31, 2018. The test indicated that the carrying amount of our Electrical Infrastructure reporting unit exceeded its estimated fair value, resulting in an impairment to goodwill of $17.3 million. The impairment was triggered by lower financial projections as a result of the Company's decision to shift its strategy away from EPC power generation projects to smaller, individual packages that better fit the Company's strategy and risk profile, and the recent trend of sluggish maintenance and capital spending by some key clients in our Northeast and Mid-Atlantic high voltage markets.
We utilize a discounted cash flow analysis, referred to as an income approach, and market multiples, referred to as a market approach, to determine the estimated fair value of our reporting units. For the income approach, significant judgments and assumptions including forecasted project awards, discount rate, anticipated revenue growth rate, gross margins, operating expenses, working capital needs and capital expenditures are inherent in the fair value estimates, which are based on our operating and capital budgets and on our strategic plan. As a result, actual results may differ from the estimates utilized in our income approach. For the market approach, significant judgments and assumptions include the selection of guideline companies, forecasted guideline company EBITDA and our forecasted EBITDA. The use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and could result in the recognition of additional impairment charges in the financial statements. As a test for reasonableness, we also consider the combined carrying values of our reporting units to our market capitalization.

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

	Sensitivity Analysis
	Goodwill as of June 30, 2018 (in thousands)	Headroom	Decline of 100 Basis Points in Revenue Growth Rate	Decline of 100 Basis Points in Gross Margin Percentage	Increase of 100 Basis Points in Discount Rate
Reporting Unit 1(1)	$24,900	0%	-3%	-19%	-8%
Reporting Unit 2	$7,980	15%	11%	-21%	4%
Reporting Unit 3	$6,112	34%	28%	-2%	21%
All other reporting units	$57,170	17% to 292%	11% to 277%	1% to 233%	6% to 254%

(1)
We recorded a $17.3 million impairment to this reporting unit, which is described fully in the paragraphs above. As a result, the cushion for this reporting unit is zero since the impairment was the amount by which the carrying amount of the reporting unit exceeded its fair value. Accordingly, an adverse change in one or more of the key assumptions could result in an additional impairment.

If our market view of project opportunities or gross margins changes for any of the reporting units, we may need to perform an interim impairment analysis, which could result in a material impairment of goodwill. The Company will continue to monitor the operating results of its reporting units each period and perform additional tests as needed.
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
Recently Issued Accounting Standards
Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606)
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The ASU also requires entities to disclose both quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU's disclosure requirements are significantly more comprehensive than those in existing revenue standards. The ASU applies to all contracts with customers except those that are within the scope of other topics in the ASC. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.

The Company adopted this standard on July 1, 2018 using the modified retrospective method of application. Under the modified retrospective method, revenue recognized on completed contracts is not restated, however contracts in progress are accounted for as if they were under the new standard at inception. Any difference between historical revenue and revenue under the new standard is recorded as a cumulative effect adjustment to retained earnings as of the date of adoption. The Company has completed the analysis of its contracts in progress and noted that the modified retrospective adjustment was immaterial. The Company does not expect the new standard to have a material impact to its financial statements going forward.
Accounting Standards Update 2016-02, Leases (Topic 842) and Accounting Standards Update No. 2018-11, Leases (Topic 842)
On February 25, 2016, the FASB issued ASU 2016-02. The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Prior to the issuance of ASU 2018-11, lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The amendments in ASU 2018-11 provide, among other things, an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, the Company may apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than having to apply the new standard to the earliest comparative period presented in the financial statements.
Both amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the amendments is permitted, but we do not plan to do so at this time.
We are currently evaluating the amendments' expected impact on our financial statements. As of June 30, 2018 the Company had $33.1 million of future minimum lease payments under non-cancelable operating leases, primarily for facilities. See Note 8 - Operating Leases of Item 8. Financial Statements and Supplementary Data for more information about the timing and amount of future operating lease payments, which we believe is indicative of the materiality of adoption of these amendments to our financial statements.
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
Accounting Standards Update 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting
In May 2017, the FASB issued ASU 2017-09 which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Entities should apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted and prospective application is required. The adoption of ASU 2017-09 did not have a material impact on our financial position, results of operations or cash flows.

Results of Operations
Overview
We operate our business through four reportable segments: Electrical Infrastructure; Oil, Gas & Chemical; Storage Solutions; and Industrial.
The Electrical Infrastructure segment consists of high voltage services provided to investor owned utilities, including construction of new substations, upgrades of existing substations, short-run transmission line installations, distribution upgrades and maintenance, as well as emergency and storm restoration services. We also provide construction and maintenance services to a variety of power generation facilities, such as combined cycle plants, and natural gas fired power stations.
The Oil, Gas & Chemical segment serves customers primarily in the downstream and midstream petroleum industries who are engaged in refining crude oil and processing, fractionating, and marketing of natural gas and natural gas liquids. We also perform work in the petrochemical, upstream petroleum, and sulfur extraction, recovery and processing markets. Our services include turnarounds, plant maintenance, engineering and capital construction. We also offer industrial cleaning services including hydro-blasting, hydro-excavating, advanced chemical cleaning and vacuum services.
The Storage Solutions segment consists of work related to aboveground storage tanks and terminals. Also included in this segment are cryogenic and other specialty storage tanks and terminals including liquefied natural gas, liquid nitrogen/liquid oxygen, liquid petroleum, other specialty vessels such as spheres as well as marine structures and truck and rail loading/offloading facilities. Our services include engineering, fabrication and construction, maintenance and repair, which includes planned and emergency services of both tanks and full terminals. Finally, we offer AST products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.
The Industrial segment consists of work for integrated iron and steel companies, major mining and minerals companies engaged primarily in the extraction of copper, as well as other companies in aerospace and defense, cement, agriculture and grain, food and other industries. Our services include engineering, fabrication and construction, maintenance and repair, which includes planned and emergency services. We also design instrumentation and control systems and offer specialized expertise in the design and construction of bulk material handling systems.
The majority of the work for all segments is performed in the United States, with 10.1% of revenues generated internationally during fiscal 2018, 19.7% in fiscal 2017 and 14.0% in fiscal 2016. The percentage of revenues generated internationally decreased in fiscal 2018 compared to fiscal 2017 due to the completion of a significant Canadian power generation project in our Electrical Infrastructure segment in fiscal 2018.
Significant period to period changes in revenues, gross profits and operating results are discussed below on a consolidated basis and for each segment:

Matrix Service Company
Results of Operations
(In thousands)

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
Fiscal Year 2018
Consolidated revenues	$255,931	$322,772	$314,696	$198,154	$1,091,553
Gross profit	18,300	33,423	25,778	14,435	91,936
Gross profit %	7.2%	10.4%	8.2%	7.3%	8.4%
Selling, general and administrative expenses	17,550	23,908	31,685	11,274	84,417
Operating income (loss)	(16,531)	8,798	(5,907)	3,161	(10,479)
Operating income (loss) %	(6.5)%	2.7%	(1.9)%	1.6%	(1.0)%
Fiscal Year 2017
Consolidated revenues	$373,384	$240,523	$481,696	$101,906	$1,197,509
Gross profit	7,137	12,675	55,651	5,540	81,003
Gross profit %	1.9%	5.3%	11.6%	5.4%	6.8%
Selling, general and administrative expenses	15,446	21,458	32,723	6,517	76,144
Operating income (loss)	(8,309)	(8,783)	22,928	(977)	4,859
Operating income (loss) %	(2.2)%	(3.7)%	4.8%	(1.0)%	0.4%
Fiscal Year 2016
Consolidated revenues	$349,011	$249,795	$563,512	$149,599	$1,311,917
Gross profit	29,301	18,553	67,843	10,294	125,991
Gross profit %	8.4%	7.4%	12.0%	6.9%	9.6%
Selling, general and administrative expenses	18,157	22,056	34,394	10,502	85,109
Operating income (loss)	11,144	(3,503)	33,449	(208)	40,882
Operating income (loss) %	3.2%	(1.4)%	5.9%	(0.1)%	3.1%
Variances Fiscal Year 2018 to Fiscal Year 2017 Increase/(Decrease)
Consolidated revenues	$(117,453)	$82,249	$(167,000)	$96,248	$(105,956)
Gross profit	11,163	20,748	(29,873)	8,895	10,933
Selling, general and administrative expenses	2,104	2,450	(1,038)	4,757	8,273
Operating income	(8,222)	17,581	(28,835)	4,138	(15,338)
Variances Fiscal Year 2017 to Fiscal Year 2016 Increase/(Decrease)
Consolidated revenues	$24,373	$(9,272)	$(81,816)	$(47,693)	$(114,408)
Gross profit	(22,164)	(5,878)	(12,192)	(4,754)	(44,988)
Selling, general and administrative expenses	(2,711)	(598)	(1,671)	(3,985)	(8,965)
Operating income	(19,453)	(5,280)	(10,521)	(769)	(36,023)

Fiscal 2018 Versus Fiscal 2017
Consolidated
Consolidated revenue was $1.092 billion for the fiscal year ended June 30, 2018, compared to $1.198 billion in fiscal 2017. On a segment basis, consolidated revenue decreased in the Storage Solutions and Electrical Infrastructure segments by $167.0 million and $117.5 million, respectively. These decreases were partially offset by increases in consolidated revenue for the Industrial and Oil Gas & Chemical segments of $96.3 million and $82.3 million, respectively.
Consolidated gross profit was $91.9 million in fiscal 2018 compared to $81.0 million in fiscal 2017. Gross margin increased to 8.4% in fiscal 2018 compared to 6.8% in fiscal 2017. The increase in gross margin in fiscal 2018 is primarily attributable to the financial impact of a large power generation project in the Electrical Infrastructure segment in fiscal 2017 and better recovery of overhead costs in fiscal 2018.
Consolidated SG&A expenses were $84.4 million in fiscal 2018 compared to $76.1 million in fiscal 2017. The increase in fiscal 2018 is primarily attributable to overhead associated with a mid-year fiscal 2017 acquisition (see Note 2 - Acquisitions, Item 8. Financial Statements and Supplementary Data) that expanded the Company's engineering business, as well as higher project pursuit costs.
We performed our annual goodwill impairment test as of May 31, 2018. The test indicated that the carrying amount of our Electrical Infrastructure reporting unit exceeded its estimated fair value, resulting in an impairment to goodwill of $17.3 million. The impairment was triggered by lower financial projections as a result of the Company's decision to shift its strategy away from EPC power generation projects to smaller, individual packages that better fit the Company's strategy and risk profile, and the recent trend of sluggish maintenance and capital spending by some key clients in our Northeast and Mid-Atlantic high voltage markets. We also recorded an impairment of $0.7 million associated with the customer relationships of a previous acquisition. This impairment was recorded in the Oil Gas & Chemical segment.
Net interest expense was $2.2 million in fiscal 2018 and $2.1 million in fiscal 2017. Interest expense in both fiscal years is primarily attributable to borrowings used to fund a mid-year fiscal 2017 acquisition, borrowings used to fund working capital requirements for a major project in the Electrical Infrastructure segment, and an increase in the unused senior secured revolving credit facility fee. The Company repaid all of its outstanding debt under its senior secured revolving credit facility in the fourth quarter of fiscal 2018.
As a result of the Tax Cuts and Jobs Act and its transitional application to our June 30 fiscal year end, we expected our effective income tax rate to be approximately 32.0% during fiscal 2018. Our effective tax rate for fiscal 2018 was 5.5% compared to 94.4% in fiscal 2017. The rate for fiscal 2018 was negatively impacted by the impairment of $8.3 million of non-deductible goodwill and by a $0.8 million valuation allowance recorded on a deferred tax asset in connection with stock-based compensation. The fiscal 2017 tax rate was negatively impacted, in part, by the Electrical Infrastructure project discussed above. The loss on this project produced a tax benefit in Canada, which had a lower tax rate than the U.S. during fiscal 2017. At the same time, the Company earned most of its taxable income domestically, which was taxed at a higher rate. A full analysis of the Company's provision for income taxes is included in Item 8. Financial Statements and Supplementary Data, Note 6 - Income Taxes. In fiscal 2019, we expect our effective income tax rate to decrease to 27.0%.
In fiscal 2018, the Company had a net loss of $11.5 million, or $0.43 per fully diluted share, compared to a net loss of $0.2 million, or $0.01 per fully diluted share, in fiscal 2017.
Electrical Infrastructure
Revenue for the Electrical Infrastructure segment decreased $117.5 million to $255.9 million in fiscal 2018 compared to $373.4 million in fiscal 2017. The decrease is due to the expected reduction in power generation revenue in connection with our strategic decision to exit full EPC power generation work and a reduction in high voltage revenue. The segment gross margin of 7.2% in fiscal 2018 was impacted by under recovery of construction overhead costs, lower than expected direct margins and increased competition. The fiscal 2017 segment gross margin was 1.9%, which was primarily attributable to the financial impact of an increased cost estimate on the power generating facility project mentioned above that was caused by various factors that delayed schedule progress and reduced productivity.

Oil Gas & Chemical
Revenue for the Oil Gas & Chemical segment was $322.8 million in fiscal 2018 compared to $240.5 million in the same period a year earlier. The increase of $82.3 million is primarily attributable to higher turnaround and maintenance and construction volumes. The segment gross margin was 10.4% in fiscal 2018 compared to 5.3% in the same period last year. The segment gross margin for fiscal 2018 was positively impacted by strong project execution and improved recovery of construction overhead costs. Fiscal 2017 gross margin was negatively impacted by project execution and lower volume which led to higher under recovery of construction overhead costs.
Storage Solutions
Revenue for the Storage Solutions segment was $314.7 million in fiscal 2018 compared to $481.7 million in fiscal 2017, a decrease of $167.0 million. The decrease in segment revenue is primarily the result of delays in project awards during fiscal 2017 and the first half of fiscal 2018, which prevented the Company from replacing higher revenue generated in fiscal 2017 in connection with work on the construction of a significant crude gathering terminals project. The segment gross margin was 8.2% in fiscal 2018 and 11.6% in fiscal 2017. The fiscal 2018 segment gross margin was negatively impacted by lower direct margins and under recovery of construction overhead costs. The fiscal 2017 segment gross margin was supported by strong project execution, partially offset by under recovery of construction overhead costs.
Industrial
Revenue for the Industrial segment was $198.2 million in fiscal 2018 compared to $101.9 million in fiscal 2017, an increase of $96.3 million. The increase in revenue is primarily attributable to higher business volumes in the iron and steel industry. The segment gross margin was 7.3% in fiscal 2018 compared to 5.4% in fiscal 2017. The fiscal 2018 segment gross margin was positively impacted by higher volumes, which led to improved recovery of construction overhead costs, and a favorable project closeout. The fiscal 2017 segment gross margin was negatively impacted by lower than anticipated volumes, which led to under recovery of construction overhead costs.
Fiscal 2017 Versus Fiscal 2016
Consolidated
Consolidated revenue was $1.198 billion in fiscal 2017, a decrease of $114.4 million, or 8.7% from consolidated revenue of $1.312 billion in fiscal 2016. On a segment basis, consolidated revenue decreased in the Storage Solutions, Industrial and Oil Gas & Chemical segments by $81.8 million, $47.7 million, and $9.3 million, respectively, which were partially offset by higher revenue in the Electrical Infrastructure segment of $24.4 million.
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
Consolidated SG&A expenses were $76.1 million in fiscal 2017 compared to $85.1 million in the prior year. The decrease is primarily related to lower incentive compensation expense in fiscal 2017 and a bad debt charge of $5.2 million from a client bankruptcy in fiscal 2016. Fiscal 2017 SG&A expense included $1.1 million of acquisition and integration costs from the Houston Interests acquisition and fiscal 2016 SG&A expense included $1.2 million of acquisition and integration costs from the Baillie Tank Equipment acquisition (See Item 8. Financial Statements and Supplementary Data, Note 2 - Acquisitions and Disposals).
Net interest expense was $2.1 million in fiscal 2017, and $0.7 million in the prior year. The higher interest expense in fiscal 2017 is primarily attributable to the higher average debt balance in fiscal 2017, which is largely attributable to the borrowings used to fund the Houston Interests acquisition, which was completed in the second quarter of fiscal 2017, and borrowings due to the timing of collections and disbursements on the previously announced Electrical Infrastructure project.
Our effective tax rate for fiscal 2017 was 94.4% compared to 35.6% in the same period a year earlier. Our effective tax rate for fiscal 2017 was impacted, in part, by the Electrical Infrastructure project discussed above. The loss on this project produced a tax benefit in Canada, which had a lower tax rate than the U.S. At the same time, the Company earned most of its taxable income domestically, which was taxed at a much higher rate. A full analysis of the Company's provision for income taxes is included in Item 8. Financial Statements and Supplementary Data, Note 6 - Income Taxes.
Net loss attributable to Matrix Service Company and the related fully diluted loss per share were $0.2 million and $0.01, respectively, in fiscal 2017 compared to net income and fully diluted earnings per share of $28.9 million and $1.07, respectively, in fiscal 2016.

Electrical Infrastructure
Revenue for the Electrical Infrastructure segment increased $24.4 million to $373.4 million in fiscal 2017 compared to $349.0 million in fiscal 2016. The increase in revenue was primarily a result of higher volumes on a significant power generation project, partially offset by lower volumes in transmission and distribution work. The fiscal 2017 gross margin was 1.9% compared to 8.4% in fiscal 2016. The lower fiscal 2017 gross margin was primarily attributable to the financial impact of the project referenced in the discussion of consolidated results above (more fully discussed in Item 8. Financial Statements and Supplementary Data, Note 3 - Uncompleted Contracts). Fiscal 2016 gross margin was negatively impacted by charges recorded in connection with an acquired EPC joint venture project.
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
Storage Solutions
Revenue for the Storage Solutions segment was $481.7 million in fiscal 2017 compared to $563.5 million in the prior year. The decrease is primarily attributable to reduced activity during the second half of fiscal 2017 in connection with work on the construction of a significant crude gathering terminals project and lower volumes in our domestic storage business. Gross margin was 11.6% in fiscal 2017 as a result of strong project execution, partially offset by increased under recovery of overhead costs due to lower volumes. Gross margin in fiscal 2016 was 12.0% as a result of effective project execution.
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
Impact of Commodity Price Volatility
A significant decline in crude oil prices beginning in late 2014 caused a period of uncertainty in the energy industry. Although the price of West Texas Intermediate Crude Oil has increased significantly during fiscal 2018, the level uncertainty that existed prior to fiscal 2018 resulted in the delay of significant project awards during the fiscal years prior to fiscal 2018. These delays in project awards negatively impacted our operating results in fiscal 2018, particularly in the Storage Solutions segment. However, with the increasing price of crude oil, we have seen some significant near-term positive developments in our Storage Solutions segment, especially in the second half of fiscal 2018. For the fiscal year, we received $786.5 million of project awards and achieved a book-to-bill ratio of 2.5.
In the Industrial segment, our iron and steel customers have increased maintenance spending and resumed major capital projects in response to improving business conditions led by a stronger U.S. economy and a weaker U.S. Dollar. In the mining and minerals markets, copper prices have increased since fiscal 2017. As a result, we are seeing increased bidding activity, but we have not yet seen a corresponding increase in project awards.
We do not expect fluctuation in commodity prices to have a significant impact on the Electrical Infrastructure segment.

Non-GAAP Financial Measures
Adjusted EBITDA
We have presented Adjusted EBITDA, which we define as net income (loss) attributable to Matrix Service Company before impairment of goodwill and other intangible assets, interest expense, income taxes, depreciation and amortization, because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Consolidated Statements of Income entitled “Net income (loss) attributable to Matrix Service Company” is the most directly comparable GAAP measure to Adjusted EBITDA. Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. Adjusted EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not a measure of our ability to fund our cash needs. As Adjusted EBITDA excludes certain financial information compared with net income (loss) attributable to Matrix Service Company, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, Adjusted EBITDA, has certain material limitations as follows:

•
It does not include impairments to goodwill and other intangible assets. While impairments to intangible assets are non-cash expenses in the period recognized, cash or other consideration was still transferred in exchange for the intangible assets in the period of the acquisition. Any measure that excludes impairments to intangible assets has material limitations since these expenses represent the loss of an asset that was acquired in exchange for cash or other assets.

•
It does not include interest expense. Because we have borrowed money to finance our operations and to acquire businesses, pay commitment fees to maintain our senior secured revolving credit facility, and incur fees to issue letters of credit under the senior secured revolving credit facility, interest expense is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations.

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

A reconciliation of Adjusted EBITDA to net income (loss) attributable to Matrix Service Company follows:

	Fiscal Years Ended
	June 30, 2018	June 30, 2017	June 30, 2016
	(in thousands)
Net income (loss) attributable to Matrix Service Company	$(11,480)	$(183)	$28,863
Goodwill and other intangible asset impairment	17,998	—	—
Interest expense	2,600	2,211	852
Provision (benefit) for federal, state and foreign income taxes	(668)	2,308	14,116
Depreciation and amortization	20,347	21,602	21,441
Adjusted EBITDA	$28,797	$25,938	$65,272

LIQUIDITY AND CAPITAL RESOURCES
Overview
We define liquidity as the ability to pay our liabilities as they become due, fund business operations and meet all contractual and financial obligations. Our primary sources of liquidity in fiscal 2018 were cash on hand, capacity under our senior secured revolving credit facility and cash generated from operations. Cash on hand at June 30, 2018 totaled $64.1 million and availability under the senior secured revolving credit facility totaled $73.2 million, resulting in total liquidity of $137.2 million. The United States Dollar equivalent of Canadian, South Korean and Australian deposits totaled $5.2 million and is included in our consolidated cash balance. We expect to fund our operations for the next twelve months through the use of cash generated from operations, existing cash balances and borrowings under our senior secured revolving credit facility, as necessary. The Company's liquidity continues to be adequate to support its long-term strategic growth plans.
The following table provides a summary of changes in our liquidity for the fiscal year ended June 30, 2018 (in thousands):

Liquidity as of June 30, 2017	$122,206
Net increase in cash	20,252
Increase in credit facility capacity constraint	(20,649)
Net repayments on credit facility	44,931
Increase in letters of credit outstanding	(29,248)
Foreign currency translation of outstanding borrowings	(249)
Liquidity as of June 30, 2018	$137,243
Factors that routinely impact our short-term liquidity and that may impact our long-term liquidity include, but are not limited to:

•
Changes in costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs due to contract terms that determine the timing of billings to customers and the collection of those billings:

•	Some cost plus and fixed price customer contracts are billed based on milestones which may require us to incur significant expenditures prior to collections from our customers.

•	Time and material contracts are normally billed in arrears. Therefore, we are routinely required to carry these costs until they can be billed and collected.

•	Some of our large construction projects may require significant cash retentions or security in the form of letters of credit. The timing of collection of retentions is often uncertain.

•	Other changes in working capital.

•	Capital expenditures.
Other factors that may impact both short and long-term liquidity include:

•	Acquisitions and disposals of businesses.

•	Strategic investments in new operations.

•	Purchases of shares under our stock buyback program.

•	Contract disputes which can be significant.

•	Collection issues, including those caused by weak commodity prices or other factors which can lead to credit deterioration of our customers

•	Capacity constraints under our senior secured revolving credit facility and remaining in compliance with all covenants contained in the Credit Agreement

•	Cash on hand outside of the United States that cannot be repatriated without incremental taxation

Cash Flows Provided by Operating Activities
Cash flows provided by operating activities for the fiscal year ended June 30, 2018 totaled $74.7 million. Major components of cash flows from operating activities for the year ending June 30, 2018 are as follows:

Net Cash Provided by Operating Activities
(In thousands)

Net income	$(11,480)
Goodwill and other intangible asset impairment	17,998
Non-cash expenses	28,410
Deferred income tax	(1,186)
Cash effect of changes in working capital, net of acquisitions	40,532
Other	397
Net cash provided by operating activities	$74,671
Working capital changes, net of effects from acquisitions, at June 30, 2018 in comparison to June 30, 2017 include the following:

•
Accounts receivable, net of bad debt expense recognized during the period and the settlement of $2.0 million of accounts receivable in exchange for backlog (see Item 1. Financial Statements and Supplementary Data, Note 4 - Intangible Assets Including Goodwill), decreased by $5.5 million during fiscal 2018, which increased cash flows from operating activities. The variance is primarily attributable to the timing of billing and collections and a decline in business volumes compared to the prior year.

•
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") decreased $14.5 million while billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") increased $45.6 million, both of which increased cash flows from operating activities. The changes were due to the timing of invoice billings and collections. CIE and BIE balances can experience significant day-to-day fluctuations based on contract terms, the timing of when job costs are incurred, the invoicing of those job costs to the customer and subsequent cash collection, and other factors.

•
Accounts payable decreased by $25.9 million, which reduced cash flows from operating activities. The decrease was primarily due to the timing of payments and lower volumes of work in fiscal 2018 compared to the prior year.

Cash Flows Used for Investing Activities
Investing activities used $9.3 million of cash during the fiscal year ended June 30, 2018 due to capital expenditures of $8.7 million and a $1.7 million working capital payment in connection with the Houston Interests acquisition, partially offset by proceeds from asset dispositions of $1.1 million. Capital expenditures included $3.2 million for office equipment and software, $2.2 million for the purchase of construction equipment, fabrication equipment and small tools, $1.8 million for transportation equipment, and $1.5 million for land and buildings. The Company expects to spend approximately $28.3 million on capital expenditures in fiscal 2019. The increase in planned capital expenditures in fiscal 2019 is in connection with funding anticipated growth and expanding the Company's project opportunities.
Cash Flows Used by Financing Activities
Financing activities used $45.3 million of cash during the fiscal year ended June 30, 2018 primarily due to net repayments under our senior secured revolving credit facility of $44.9 million, the repurchase of $0.6 million of Company stock for payment of withholding taxes due on equity-based compensation, and the payment of $0.4 million for debt amendment fees, partially offset by $0.3 million of proceeds from the exercise of stock options and $0.3 million of proceeds from the issuance of common stock under the employee stock purchase plan.

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
The Credit Agreement includes a Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended June 30, 2018, Consolidated EBITDA, as defined in the Credit Agreement, was $36.8 million. Consolidated Funded Indebtedness, as defined in the Credit Agreement, at June 30, 2018 was $37.1 million.
Consolidated EBITDA, as defined in the Credit Agreement, or "Covenant EBITDA," differs from Adjusted EBITDA, as reported under "Results of Operations - Non-GAAP Financial Measure," in Item 7 primarily because it permits the Company to:

•	exclude non-cash stock-based compensation expense,

•	include pro forma EBITDA of acquired businesses as if the acquisition occurred at the beginning of the previous four quarters, and

•	exclude certain other extraordinary items, as defined in the Credit Agreement.

Availability under the senior secured revolving credit facility is as follows:

	June 30, 2018	June 30, 2017
	(In thousands)
Senior secured revolving credit facility	$300,000	$300,000
Capacity constraint due to the Leverage Ratio	189,741	169,092
Capacity under the senior secured revolving credit facility	110,259	130,908
Borrowings outstanding	—	44,682
Letters of credit	37,073	7,825
Availability under the senior secured revolving credit facility	$73,186	$78,401
The Company is in compliance with all other affirmative, negative, and financial covenants under the Credit Agreement.
At June 30, 2018, the Company was at the lowest margin tier for all categories of loans and the unused revolving credit facility fee under the Credit Agreement.
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
The Company may repurchase its stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. The December 2016 Program will continue through December 31, 2018 unless and until it is modified or revoked by the Board of Directors. No shares have been repurchased under the December 2016 Program as of June 30, 2018.
In addition to the stock buyback program, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix withheld 52,950 and 134,535 shares of common stock during fiscal 2018 and 2017, respectively, to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares. The Company has 1,034,394 treasury shares as of June 30, 2018 and intends to utilize these treasury shares in connection with equity awards under the Company’s stock incentive plans and for sales to the Employee Stock Purchase Plan.
Off-Balance Sheet Arrangements
As of June 30, 2018, the following off-balance sheet arrangements were in place to support our ordinary course obligations:

	Expiration Period
	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years	Total
	(In thousands)
Letters of credit(1)	$28,474	$15,734	$—	$—	$44,208
Surety bonds	268,384	18,190	1,538	—	288,112
Total	$296,858	$33,924	$1,538	$—	$332,320

(1)
All letters of credit issued under our senior secured revolving credit facility are in support of our workers’ compensation insurance programs or certain construction contracts. The letters of credit that support our workers’ compensation programs are expected to renew annually through the term of our senior secured revolving credit facility. The letters of credit that support construction contracts will expire within a year. Our Credit Agreement allows exclusion of letters of credit that support our workers' compensation programs when calculating availability under the credit facility.

Contractual Obligations
Contractual obligations at June 30, 2018 are summarized below:

	Contractual Obligations by Expiration Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In thousands)
Operating leases	$7,541	$12,143	$7,218	$6,201	$33,103
Purchase obligations	1,495	1,975	—	—	3,470
Total contractual obligations	$9,036	$14,118	$7,218	$6,201	$36,573

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our interest rate risk results primarily from our variable rate indebtedness under our Credit Agreement, which is influenced by movements in short-term rates. Borrowings under our $300.0 million senior secured revolving credit facility bear interest at a rate per annum equal to:

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
The Company had no financial instruments with interest rate risk at June 30, 2018.
Foreign Currency Risk
Matrix Service Company has subsidiaries with operations in Canada and South Korea, which use the Canadian Dollar and South Korean Won, respectively, as their functional currencies. The Company also has a subsidiary with operations in Australia, but its functional currency is the U.S. Dollar since its sales are primarily denominated in U.S. Dollars. The Company's operations in South Korea and Australia were acquired in the Baillie Tank Equipment, Ltd. acquisition, which is disclosed in detail in Note 2 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Management has not entered into derivative instruments to hedge foreign currency risk, but periodically evaluates the materiality of our foreign currency exposure. To mitigate our risk, on occasion we borrow Canadian Dollars under our senior secured revolving credit facility to settle U.S. Dollar account balances. A 10% unfavorable change in the Canadian Dollar against the U.S. Dollar would not have had a material impact on the financial results of the Company for the fiscal year ended June 30, 2018.

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

Item 8. Financial Statements and Supplementary Data

Financial Statement Schedules
The financial statement schedule is filed as a part of this report under Schedule II – Valuation and Qualifying Accounts for the three fiscal years ended June 30, 2018, June 30, 2017 and June 30, 2016 immediately following Quarterly Financial Data (Unaudited). All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018. In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on this assessment, the Company’s management has concluded that the Company’s internal control over financial reporting as of June 30, 2018 was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018. Deloitte & Touche LLP’s report on the Company’s internal control over financial reporting is included herein.

/S/ John R. Hewitt	/S/ Kevin S. Cavanah
John R. Hewitt	Kevin S. Cavanah
President and Chief Executive Officer	Vice President and Chief Financial Officer
September 12, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Matrix Service Company

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Matrix Service Company and subsidiaries (the “Company”) as of June 30, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended June 30, 2018 of the Company and our report dated August 30, 2018, expressed an unqualified opinion on those financial statements.
Basis of Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/S/ DELOITTE & TOUCHE LLP
Tulsa, Oklahoma
September 12, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Matrix Service Company

Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of Matrix Service Company and subsidiaries (the “Company”) as of June 30, 2018 and 2017, and the related Consolidated Statements of Income, Comprehensive Income, Cash Flows and Changes in Stockholders’ Equity for each of the three years in the period ended June 30, 2018 and the related notes and schedules listed in the Index at Item 8 (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 30, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis of Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ DELOITTE & TOUCHE LLP
Tulsa, Oklahoma
September 12, 2018

We have served as the Company auditor since 2006.

Matrix Service Company
Consolidated Statements of Income
(In thousands, except per share data)

	Fiscal Years Ended
	June 30, 2018	June 30, 2017	June 30, 2016
Revenues	$1,091,553	$1,197,509	$1,311,917
Cost of revenues	999,617	1,116,506	1,185,926
Gross profit	91,936	81,003	125,991
Selling, general and administrative expenses	84,417	76,144	85,109
Goodwill and other intangible asset impairment	17,998	—	—
Operating income (loss)	(10,479)	4,859	40,882
Other income (expense):
Interest expense	(2,600)	(2,211)	(852)
Interest income	381	132	190
Other	550	(334)	(567)
Income (loss) before income tax expense	(12,148)	2,446	39,653
Provision (benefit) for federal, state and foreign income taxes	(668)	2,308	14,116
Net income (loss)	(11,480)	138	25,537
Less: Net income (loss) attributable to noncontrolling interest	—	321	(3,326)
Net income (loss) attributable to Matrix Service Company	$(11,480)	$(183)	$28,863
Basic earnings (loss) per common share	$(0.43)	$(0.01)	$1.09
Diluted earnings (loss) per common share	$(0.43)	$(0.01)	$1.07
Weighted average common shares outstanding:
Basic	26,769	26,533	26,597
Diluted	26,769	26,533	27,100

See accompanying notes

Matrix Service Company
Consolidated Statements of Comprehensive Income
(In thousands)

	Fiscal Years Ended
	June 30, 2018	June 30, 2017	June 30, 2016
Net income (loss)	$(11,480)	$138	$25,537
Other comprehensive loss, net of tax:
Foreign currency translation loss (net of tax expense (benefit) of ($24), $180 and $236 for the fiscal years ended June 30, 2018, 2017 and 2016, respectively)	(87)	(479)	(919)
Comprehensive income (loss)	(11,567)	(341)	24,618
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	321	(3,326)
Comprehensive income (loss) attributable to Matrix Service Company	$(11,567)	$(662)	$27,944

See accompanying notes

Matrix Service Company
Consolidated Balance Sheets
(In thousands)

	June 30, 2018	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$64,057	$43,805
Accounts receivable, less allowances (2018 - $6,327; 2017 - $9,887)	203,388	210,953
Costs and estimated earnings in excess of billings on uncompleted contracts	76,632	91,180
Inventories	5,152	3,737
Income taxes receivable	3,359	4,042
Other current assets	4,458	4,913
Total current assets	357,046	358,630
Property, plant and equipment, at cost:
Land and buildings	40,424	38,916
Construction equipment	89,036	94,298
Transportation equipment	48,339	48,574
Office equipment and software	41,236	36,556
Construction in progress	1,353	5,952
Total property, plant and equipment - at cost	220,388	224,296
Accumulated depreciation	(147,743)	(144,022)
Property, plant and equipment - net	72,645	80,274
Goodwill	96,162	113,501
Other intangible assets	22,814	26,296
Deferred income taxes	4,848	3,385
Other assets	4,518	3,944
Total assets	$558,033	$586,030

See accompanying notes

Matrix Service Company
Consolidated Balance Sheets (continued)
(In thousands, except share data)

	June 30, 2018	June 30, 2017
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$79,439	$105,649
Billings on uncompleted contracts in excess of costs and estimated earnings	120,740	75,127
Accrued wages and benefits	24,375	20,992
Accrued insurance	9,080	9,340
Income taxes payable	7	169
Other accrued expenses	4,824	7,699
Total current liabilities	238,465	218,976
Deferred income taxes	429	128
Borrowings under senior secured revolving credit facility	—	44,682
Other liabilities	296	435
Total liabilities	239,190	264,221
Commitments and contingencies
Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of June 30, 2018 and June 30, 2017; 26,853,823 and 26,600,562 shares outstanding as of June 30, 2018 and June 30, 2017	279	279
Additional paid-in capital	132,198	128,419
Retained earnings	211,494	222,974
Accumulated other comprehensive loss	(7,411)	(7,324)
	336,560	344,348
Less treasury stock, at cost — 1,034,394 and 1,287,655 shares as of June 30, 2018 and June 30, 2017	(17,717)	(22,539)
Total stockholders' equity	318,843	321,809
Total liabilities and stockholders’ equity	$558,033	$586,030

See accompanying notes

Matrix Service Company
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Years Ended
	June 30, 2018	June 30, 2017	June 30, 2016
Operating activities:
Net income (loss)	$(11,480)	$138	$25,537
Adjustments to reconcile net income to net cash provided (used) by operating activities, net of effects of acquisitions:
Depreciation and amortization	20,347	21,602	21,441
Goodwill and other intangible asset impairment	17,998	—	—
Deferred income tax	(1,186)	(2,556)	1,871
Gain on sale of property, plant and equipment	(662)	(142)	(39)
Provision for uncollectible accounts	107	1,748	6,034
Stock-based compensation expense	8,618	7,461	6,317
Other	397	289	240
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects from acquisitions:
Accounts receivable	5,504	(11,932)	4,152
Costs and estimated earnings in excess of billings on uncompleted contracts	14,548	13,567	(17,930)
Inventories	(1,415)	198	606
Other assets and liabilities	369	(7,641)	7,380
Accounts payable	(25,883)	(37,047)	14,698
Billings on uncompleted contracts in excess of costs and estimated earnings	45,613	5,212	(38,377)
Accrued expenses	1,796	(9,643)	1,657
Net cash provided (used) by operating activities	74,671	(18,746)	33,587
Investing activities:
Acquisitions, net of cash acquired (Note 2)	(1,687)	(40,819)	(13,049)
Acquisition of property, plant and equipment	(8,711)	(11,908)	(13,939)
Proceeds from asset sales	1,062	1,308	422
Net cash used by investing activities	$(9,336)	$(51,419)	$(26,566)

See accompanying notes

Matrix Service Company
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Fiscal Years Ended
	June 30, 2018	June 30, 2017	June 30, 2016
Financing activities:
Advances under senior secured revolving credit facility	$85,317	$126,933	$10,213
Repayments of advances under senior secured revolving credit facility	(130,248)	(82,251)	(19,017)
Payment of debt amendment fees	(364)	(1,073)	—
Open market purchase of treasury shares	—	—	(10,461)
Issuances of common stock	317	253	638
Proceeds from issuance of common stock under employee stock purchase plan	293	305	335
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(627)	(2,290)	(4,588)
Capital contributions from noncontrolling interest	—	855	10,892
Repayment of acquired long-term debt	—	—	(1,858)
Net cash provided (used) by financing activities	(45,312)	42,732	(13,846)
Effect of exchange rate changes on cash	229	(418)	(758)
Net increase (decrease) in cash and cash equivalents	20,252	(27,851)	(7,583)
Cash and cash equivalents, beginning of period	43,805	71,656	79,239
Cash and cash equivalents, end of period	$64,057	$43,805	$71,656
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,410	$11,968	$9,365
Interest	$2,719	$1,788	$881
Non-cash investing and financing activities:
Accrued acquisition working capital adjustment (Note 2)	$—	$1,687	$—
Purchases of property, plant and equipment on account	$156	$483	$193
Assumption of debt from acquisition (Note 2)	$—	$—	$1,858

See accompanying notes

Matrix Service Company
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Non- Controlling Interest	Total
Balances, July 1, 2015	$279	$123,038	$194,394	$(18,489)	$(5,926)	$(8,742)	$284,554
Capital contributions from noncontrolling interest	—	—	—	—	—	10,892	10,892
Net income (loss)	—	—	28,863	—	—	(3,326)	25,537
Other comprehensive loss	—	—	—	—	(919)	—	(919)
Treasury Shares sold to Employee Stock Purchase Plan (17,304 shares)	—	177	—	158	—	—	335
Exercise of stock options (68,037 shares)	—	14	—	624	—	—	638
Issuance of deferred shares (631,443 shares)	—	(5,849)	—	5,849	—	—	—
Treasury shares repurchased to satisfy tax withholding obligations (205,504 shares)	—	—	—	(4,588)	—	—	(4,588)
Tax effect of exercised stock options and vesting of deferred shares	—	3,261	—	—	—	—	3,261
Open market purchases of treasury shares (654,958 shares)	—	—	—	(10,461)	—	—	(10,461)
Stock-based compensation expense	—	6,317	—	—	—	—	6,317
Balances, June 30, 2016	279	126,958	223,257	(26,907)	(6,845)	(1,176)	315,566
Retrospective adjustment for change in accounting for stock-based compensation forfeitures upon adoption of ASU 2016-09	—	100	(100)	—	—	—	—
Balances, July 1, 2016, as adjusted	279	127,058	223,157	(26,907)	(6,845)	(1,176)	315,566
Capital contributions from noncontrolling interest	—	—	—	—	—	855	855
Net income (loss)	—	—	(183)	—	—	321	138
Other comprehensive loss	—	—	—	—	(479)	—	(479)
Treasury Shares sold to Employee Stock Purchase Plan (16,609 shares)	—	(25)	—	330	—	—	305
Exercise of stock options (24,813 shares)	—	(317)	—	570	—	—	253
Issuance of deferred shares (396,530 shares)	—	(5,758)	—	5,758	—	—	—
Treasury shares repurchased to satisfy tax withholding obligations (134,535 shares)	—	—	—	(2,290)	—	—	(2,290)
Stock-based compensation expense	—	7,461	—	—	—	—	7,461
Balances, June 30, 2017	279	128,419	222,974	(22,539)	(7,324)	—	321,809
Net income (loss)	—	—	(11,480)	—	—	—	(11,480)
Other comprehensive loss	—	—	—	—	(87)	—	(87)
Treasury Shares Sold to Employee Stock Purchase Plan (21,920 shares)	—	(130)	—	423	—	—	293
Exercise of stock options (31,050 shares)	—	(240)	—	557	—	—	317
Issuance of deferred shares (253,241 shares)	—	(4,469)	—	4,469	—	—	—
Treasury shares repurchased to satisfy tax withholding obligations (52,950 shares)	—	—	—	(627)	—	—	(627)
Stock-based compensation expense	—	8,618	—	—	—	—	8,618
Balances, June 30, 2018	$279	$132,198	$211,494	$(17,717)	$(7,411)	$—	$318,843

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
Precontract Costs
Precontract costs are costs incurred in anticipation of obtaining a contract that will result in no future benefit unless the contract is obtained. The Company generally expenses precontract costs to cost of revenue as incurred, but, in certain cases their recognition may be deferred if specific criteria are met. We had no deferred precontract costs at June 30, 2018 or 2017.

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
Cash and Cash Equivalents
The Company includes as cash equivalents all investments with original maturities of three months or less which are readily convertible into cash. The Company had approximately $0.3 million of restricted cash related to a customer deposit at June 30, 2018 and 2017. We have cash on deposit at June 30, 2018 with banks in the United States, Canada, South Korea and Australia in excess of Federal Deposit Insurance Corporation ("FDIC"), Canada Deposit Insurance Corporation ("CDIC"), Korea Deposit Insurance Corporation ("KDIC") and Financial Claims Scheme ("FCS") protection limits, respectively. The United States Dollar equivalent of Canadian, South Korean and Australian deposits totaled $5.2 million as of June 30, 2018.
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
We utilize a discounted cash flow analysis, referred to as an income approach, and market multiples, referred to as a market approach, to determine the estimated fair value of our reporting units. For the income approach, significant judgments and assumptions including forecasted project awards, discount rate, anticipated revenue growth rate, gross margins, operating expenses, working capital needs and capital expenditures are inherent in the fair value estimates, which are based on our operating and capital budgets and on our strategic plan. As a result, actual results may differ from the estimates utilized in our income approach. For the market approach, significant judgments and assumptions include the selection of guideline companies, forecasted guideline company EBITDA and our forecasted EBITDA. The use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and could result in the recognition of an impairment charge in the financial statements. As a test for reasonableness, we also consider the combined carrying values of our reporting units to our market capitalization.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Other Intangible Assets
Intangible assets that have finite useful lives are amortized by the straight-line method over their useful lives ranging from 4 years to 15 years. A finite intangible asset is considered impaired when its carrying amount is not recoverable and exceeds the asset's fair value. The carrying amount is deemed unrecoverable if it is greater than the sum of undiscounted cash flows expected to result from use and eventual disposition of the asset. An impairment loss is equal to the excess of the carrying amount over the fair value of the asset. If quoted market prices are not available, the fair values of the intangible assets are based on present values of expected future cash flows or royalties avoided using discount rates commensurate with the risks involved.
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
Stock-Based Compensation
The Company has issued stock options and nonvested deferred share awards under its long-term incentive compensation plans. The fair value of these awards is calculated at grant date. The fair value of time-based, nonvested deferred shares is the value of the Company’s common stock at the grant date. The fair value of market-based nonvested deferred shares is based on several factors, including the probability that the market condition specified in the grant will be achieved, which is calculated using a Monte Carlo model. The fair value of stock options is determined based on the Black-Scholes option pricing model. For all stock-based awards, expense is recognized over the requisite service period with forfeitures recorded as they occur.
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
Foreign Currency
The functional currencies of the Company’s operations in Canada, South Korea and Australia are the Canadian Dollar, South Korean Won and U.S. Dollar, respectively. For subsidiaries with operations using a foreign functional currency, assets and liabilities are translated at the year-end exchange rates and the income statement accounts are translated at average exchange rates throughout the year. Translation gains and losses are reported in Accumulated Other Comprehensive Income (Loss) in the Consolidated Statements of Changes in Stockholders’ Equity and in Other Comprehensive Income (Loss) in the Consolidated Statements of Comprehensive Income. Transaction gains and losses are reported as a component of Other income (expense) in the Consolidated Statements of Income.

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
The Company adopted this standard on July 1, 2018 using the modified retrospective method of application. Under the modified retrospective method, revenue recognized on completed contracts is not restated, however contracts in progress are accounted for as if they were under the new standard at inception. Any difference between historical revenue and revenue under the new standard is recorded as a cumulative effect adjustment to retained earnings as of the date of adoption. The Company has completed the analysis of its contracts in progress and noted that the modified retrospective adjustment was immaterial. The Company does not expect the new standard to have a material impact to its financial statements going forward.
Accounting Standards Update 2016-02, Leases (Topic 842) and Accounting Standards Update No. 2018-11, Leases (Topic 842)
On February 25, 2016, the FASB issued ASU 2016-02 that amends accounting for leases. Under the new guidance, lessees will recognize the following for all leases (with the exception of short-term leases) at the lease commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Prior to the issuance of ASU 2018-11 in July 2018, lessees and lessors were required to adopt the new standard using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, even though those leases may have expired before the new standard's effective date. The amendments in ASU 2018-11 provide, among other things, an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, the Company may apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than having to apply the new standard to the earliest comparative period presented in the financial statements.
Both amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the amendments is permitted, but we do not plan to do so at this time.
We are currently assessing the impact of the adoption of the amendments on the Company's results of operations, financial position and cash flows. As of June 30, 2018 the Company had $33.1 million of future minimum lease payments under non-cancelable operating leases, primarily for facilities. See Note 8 - Operating Leases for more information about the timing and amount of future operating lease payments, which we believe is indicative of the materiality of adoption of these amendments to our financial statements.
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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

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
Accounting Standards Update 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting
In May 2017, the FASB issued ASU 2017-09 which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Entities should apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted and prospective application is required. The adoption of ASU 2017-09 did not have a material impact on our financial position, results of operations or cash flows.
Note 2—Acquisitions and Disposals
Sale of Process Heating Business - Subsequent Event
In August 2018, the Company sold non-core assets associated with a business that marketed process heating equipment for $3.7 million in cash, subject to customary final post-closing adjustments. The fiscal 2018 revenues and operating results of the business, which were included in the Oil Gas & Chemical segment, are not material.
Purchase of Houston Interests, LLC
On December 12, 2016, the Company completed the acquisition of Houston Interests, LLC ("Houston Interests"), a global solutions company that provides consulting, engineering, design, construction services and systems integration. Houston Interests brings expertise to the Company in natural gas processing; sulfur recovery, processing and handling; liquid terminals, silos and other bulk storage; process plant design; power generation environmental controls and material handling; industrial power distribution; electrical, instrumentation and controls; marine structures; and material handling systems and terminals for cement, sulfur, fertilizer, coal and grain facilities. The business has been included in our Matrix PDM Engineering, Inc. subsidiary, and its operating results impact primarily the Oil Gas & Chemical, Storage Solutions and Industrial segments.
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

The following table summarizes the net purchase price allocation (in thousands):

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
The Company incurred $0.6 million of expenses related to closing the acquisition during the fiscal year ended June 30, 2017, which were included within selling, general and administrative expenses in the Consolidated Statements of Income.
The unaudited financial information in the table below summarizes the combined results of operations of Matrix Service Company and Houston Interests for the fiscal years ended June 30, 2017 and 2016, on a pro forma basis, as though the companies had been combined as of July 1, 2015. The pro forma financial information presented in the table below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at July 1, 2015 nor should it be taken as indicative of future consolidated results of operations.

	Fiscal Years Ended
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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The pro forma financial information presented in the table above includes the following adjustments to the combined entities' historical financial statements:

•
The combined entities recorded approximately $3.3 million of acquisition and integration expenses during the fiscal year ended June 30, 2017, which were transferred in the pro forma earnings to the fiscal year ended June 30, 2016 in order to report them as if they were incurred on July 1, 2015. Pro forma earnings were adjusted to include integration expenses that would have been recognized had the acquisition occurred on July 1, 2015 of $0.8 million and $0.9 million during the fiscal years ended June 30, 2017 and 2016, respectively.

•
Interest expense for the combined entities was increased by $0.7 million for the fiscal year ended June 30, 2017 and by $1.4 million during the fiscal year ended June 30, 2016. The increase was attributable to the assumption that the Company's borrowings of $46.0 million used to fund a portion of the acquisition had been outstanding as of July 1, 2015. This increase was partially offset by the assumption that Houston Interests' former debt was extinguished as of July 1, 2015.

•
Depreciation and intangible asset amortization expense for the combined entities was reduced by $1.4 million during the fiscal year ended June 30, 2017 and was increased by $1.8 million during the fiscal year ended June 30, 2016. These adjustments are primarily due to the recognition of amortizable intangible assets as part of the acquisition and the effect of fair value adjustments to acquired property, plant and equipment.

•
Pro forma earnings were adjusted to include additional income tax expense of $2.0 million and $2.2 million during the fiscal years ended June 30, 2017 and 2016, respectively. Houston Interests was previously an exempt entity and income taxes were not assessed in its historical financial information.

Purchase of Baillie Tank Equipment, Ltd.
On February 1, 2016, the Company completed the acquisition of all outstanding stock of Baillie Tank Equipment, Ltd. (“BTE”), an internationally-based company with nearly 20 years of experience in the design and manufacture of products for use on aboveground storage tanks. Founded in 1998, BTE is a provider of tank products including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems, and seals. BTE is headquartered in Sydney, Australia with a manufacturing facility near Seoul, South Korea. The Company acquired BTE to expand its service offerings of certain technical solutions for aboveground storage tanks. The business is now known as Matrix Applied Technologies, and its operating results are included in the Storage Solutions segment.
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
The goodwill recognized from the acquisition is attributable to the synergies of combining our operations and the technical expertise of the acquired workforce. None of the goodwill recognized is deductible for income tax purposes. The Company incurred $1.2 million of expenses related to the acquisition for the fiscal year ended June 30, 2016, which are included within Selling, general and administrative expenses in the Consolidated Statements of Income.

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

	June 30, 2018	June 30, 2017
	(In thousands)
Costs and estimated earnings recognized on uncompleted contracts	$2,081,799	$1,919,054
Billings on uncompleted contracts	2,125,907	1,903,001
	$(44,108)	$16,053
Shown in balance sheet as:
Costs and estimated earnings in excess of billings on uncompleted contracts	$76,632	$91,180
Billings on uncompleted contracts in excess of costs and estimated earnings	120,740	75,127
	$(44,108)	$16,053
Progress billings in accounts receivable at June 30, 2018 and June 30, 2017 included retentions to be collected within one year of $25.9 million and $54.3 million, respectively. Contract retentions collectible beyond one year are included in other assets in the Consolidated Balance Sheets and totaled $2.6 million at June 30, 2018 and $1.9 million at June 30, 2017.
Other
Our fiscal 2017 results were negatively impacted by an increased cost estimate related to a large project in the Electrical Infrastructure segment, which resulted in a decrease in gross profit.  The change in cost estimate resulted from a deterioration in the financial forecast of the project during the third fiscal quarter and was caused by various factors that delayed schedule progress and reduced productivity. At June 30, 2018, the Company's scope of work is complete and the remaining impact of the project on the Company's future results is expected to be insignificant.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Note 4—Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Net balance at June 30, 2015	$42,374	$14,008	$9,664	$5,472	$71,518
Purchase of BTE (Note 2)	—	—	6,942	—	6,942
Translation adjustment (1)	(204)	—	75	(38)	(167)
Net balance at June 30, 2016	42,170	14,008	16,681	5,434	78,293
Purchase of Houston Interests (Note 2)	—	19,596	—	15,550	35,146
Acquisition related adjustments	—	—	88	—	88
Translation adjustment (1)	(18)	—	(5)	(3)	(26)
Net balance at June 30, 2017	42,152	33,604	16,764	20,981	113,501
Goodwill impairment	(17,281)	—	—	—	(17,281)
Translation adjustment (1)	(45)	—	(4)	(9)	(58)
Net balance at June 30, 2018	$24,826	$33,604	$16,760	$20,972	$96,162

(1)
The translation adjustments relate to the periodic translation of Canadian Dollar and South Korean Won denominated goodwill recorded as a part of prior acquisitions in Canada and South Korea, in which the local currency was determined to be the functional currency.

We performed our annual goodwill impairment test as of May 31, 2018. The test indicated that the carrying amount of our Electrical Infrastructure reporting unit exceeded its estimated fair value, resulting in an impairment to goodwill of $17.3 million. The impairment was triggered by lower financial projections as a result of the Company's decision to shift its strategy away from EPC power generation projects to smaller, individual packages that better fit the Company's strategy and risk profile, and the recent trend of sluggish maintenance and capital spending by some key clients in our Northeast and Mid-Atlantic high voltage markets. The estimated fair value of the reporting unit was derived by utilizing a combination of discounted cash flow analysis and market multiples.
If our market view of project opportunities or gross margin changes, the Company may need to perform an interim analysis, which could result in the recognition of an additional material impairment to goodwill. The Company will continue to monitor the operating results of its reporting units each period and perform additional tests as needed.
Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At June 30, 2018
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	9 to 15	$2,579	$(1,603)	$976
Customer based	6 to 15	38,562	(16,763)	21,799
Non-compete Agreements	4	1,453	(1,414)	39
Trade names	—	1,630	(1,630)	—
Total other intangible assets		$44,224	$(21,410)	$22,814

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

		At June 30, 2017
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	9 to 15	$2,579	$(1,425)	$1,154
Customer based	1 to 15	38,207	(13,543)	24,664
Non-compete agreements	4 to 5	1,453	(1,298)	155
Trade name	1 to 3	1,630	(1,307)	323
Total other intangible assets		$43,869	$(17,573)	$26,296
In June 2018, the Company recorded a $0.7 million impairment to a customer relationship intangible asset associated with an acquisition that was completed in fiscal 2013. The impairment was triggered by lower than anticipated revenue and operating income. The impairment is included in the Oil Gas & Chemical segment and is presented within the Goodwill and other intangible asset impairment caption in the Consolidated Statements of Income.
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
Amortization expense totaled $4.8 million, $4.9 million, and $3.6 million in fiscal 2018, 2017, and 2016, respectively. We estimate that future amortization of other intangible assets will be as follows (in thousands):

For year ending:
June 30, 2019	$3,699
June 30, 2020	3,688
June 30, 2021	3,669
June 30, 2022	2,821
June 30, 2023	2,369
Thereafter	6,568
Total estimated amortization expense	$22,814
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
The Credit Agreement includes a Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended June 30, 2018, Consolidated EBITDA was $36.8 million. Consolidated Funded Indebtedness, as defined in the Credit Agreement, at June 30, 2018 was $37.1 million.
Availability under the senior secured revolving credit facility is as follows:

	June 30, 2018	June 30, 2017
	(In thousands)
Senior secured revolving credit facility	$300,000	$300,000
Capacity constraint due to the Leverage Ratio	189,741	169,092
Capacity under the senior secured revolving credit facility	110,259	130,908
Letters of credit issued	37,073	7,825
Borrowings outstanding	—	44,682
Availability under the senior secured revolving credit facility	$73,186	$78,401

The Company is in compliance with all other affirmative, negative, and financial covenants under the Credit Agreement. At June 30, 2018, the Company was at the lowest margin tier for all categories of loans and the unused revolving credit facility fee under the Credit Agreement. The carrying value of the senior secured revolving credit facility approximates its fair value at each balance sheet date.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Note 6—Income Taxes
Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act makes broad and complex changes to the U.S. tax code, which have affected our current results and will affect our future results. The following were significant changes in the tax code that became effective for the Company beginning January 1, 2018:

•
reducing the Company's U.S. federal corporate income tax rate from 35% to a blended rate of 28.06% for fiscal 2018 as stipulated by the Internal Revenue Code for companies using a June 30 fiscal year end and to 21% for fiscal years thereafter;

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
The SEC staff issued SAB 118 which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period that should not extend beyond one year from the Act’s enactment date for companies to complete the accounting under ASC 740. As of June 30, 2018, we have not completed our accounting for the tax effect of the Act. In accordance with SAB 118 and as discussed below, we have reflected the income tax effects of the those items where the accounting is complete; have recorded a provisional amount with regards for those items where the accounting is not complete but we have made a reasonable estimate; and have continued to account for items based on our existing accounting under ASC 740 in those areas where we have not been able to make a reasonable estimate.
Accounting Complete
Deferred Taxes Remeasurement
We remeasured our domestic deferred tax assets and liabilities based on the rates at which we expect them to reverse in the future. Section 15 of the Internal Revenue Code stipulates that our fiscal year ending June 30, 2018 will have a blended U.S. federal corporate income tax rate of 28.06%, which is based on the applicable tax rates before and after the Act and the number of days in the tax year. Therefore, domestic deferred taxes reversing prior to July 1, 2018 will be taxed based on the blended rate and reversals occurring thereafter will be taxed at the new 21% tax rate. As of June 30, 2018, we have completed the remeasurement of our domestic deferred tax assets and liabilities which resulted in an income tax benefit of $0.5 million, which is included in Provision (benefit) for federal, state and foreign income taxes in the Consolidated Statements of Income.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Accounting not Complete - Provisional Amount Recorded
One-time Transition Tax on Unpatriated Earnings of Certain Foreign Subsidiaries
The Act includes a one-time transition tax based on our total post-1986 foreign earnings and profits (E&P) which we have previously deferred from U.S. income taxes. We have not completed the calculations surrounding this tax, but based on our preliminary calculations, our foreign subsidiaries have overall negative E&P. Therefore, we do not anticipate incurring tax related to this provision of the Act since any return of assets would be a return of capital, not earnings. Due to the preliminary nature of our calculations, no additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax and any outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations.
Accounting not Complete - Using Existing Accounting Under ASC 740
Valuation Allowances on Foreign Tax Credit Carryforwards
We are currently assessing and have not completed our analysis of how various aspects of the Act such as deemed repatriation of foreign income, global intangible low taxes income ("GILTI") inclusions, and new categories of foreign tax credits affect our ability to utilize our existing foreign tax credit carryforwards before they expire. Currently we have stated our foreign tax credits at the amount at which we are more likely than not to realize the tax benefit before consideration of the tax law changes under the Act. Our completed analysis may result in an increased valuation allowance against our current foreign tax credit carryforwards.
Indefinite Reinvestment Assertion
Currently we do not provide for outside basis differences under the indefinite reinvestment assertion of ASC 740-30. Our complete analysis of the Act may require us to provide for additional taxes to basis differences or withholding taxes on remitted foreign earnings.
GILTI
The Act creates a new requirement that certain income earned by controlled foreign corporations must be included currently in the gross income of the U.S. shareholder. Because of the complexity of the new GILTI rules, we are continuing to evaluate this provision of the Act and the application of ASC 740. Under US GAAP, we are allowed to make an accounting policy choice of either: 1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred or 2) factoring such amounts into the measurement of our deferred taxes. Our selection of an accounting policy will depend, in part, on analyzing our global income and the expected GILTI inclusions that, in turn, depend on our estimated future results of global operations. As such, we are not yet able to reasonably estimate the effect of the potential GILTI tax on our financial statements and have not made a policy decision regarding whether to recorded deferred tax on GILTI.
Sources of pretax income (loss)

	Fiscal Years Ended
	June 30, 2018	June 30, 2017	June 30, 2016
	(In thousands)
Domestic	$(2,656)	$19,763	$33,986
Foreign	(9,492)	(17,317)	5,667
Total	$(12,148)	$2,446	$39,653

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Components of the provision for income tax expense (benefit)

	Fiscal Years Ended
	June 30, 2018	June 30, 2017	June 30, 2016
	(In thousands)
Current:
Federal	$(121)	$6,522	$9,930
State	135	(185)	2,570
Foreign	504	(1,509)	(262)
	518	4,828	12,238
Deferred:
Federal	1,093	618	887
State	(590)	101	67
Foreign	(1,689)	(3,239)	924
	(1,186)	(2,520)	1,878
	$(668)	$2,308	$14,116

Reconciliation between the expected income tax provision applying the domestic federal statutory tax rate and the reported income tax provision

	Fiscal Years Ended
	June 30, 2018	June 30, 2017	June 30, 2016
	(In thousands)
Expected provision (benefit) for federal income taxes at the statutory rate	$(3,408)	$857	$13,879
State income taxes, net of federal benefit	247	808	1,827
Impairment of non-deductible goodwill(1)	2,342	—	—
Charges without tax benefit	1,100	1,741	2,187
Change in valuation allowance	1,173	1,295	311
Excess tax expense (benefit) on stock-based compensation(2)	511	(496)	—
Remeasurement of deferred taxes(3)	(455)	—	—
IRC S199 deduction	—	(749)	(999)
Research and development and other tax credits	(1,665)	(1,626)	(1,928)
Foreign tax differential	(10)	1,496	(815)
Noncontrolling interest	—	(112)	1,164
Change in uncertain tax positions	(7)	(22)	(569)
Adjustment to tax accounts	(435)	(924)	(786)
Other	(61)	40	(155)
Provision (benefit) for federal, state and foreign income taxes	$(668)	$2,308	$14,116

(1)	Relates to a $17.3 million impairment of goodwill, which included $8.3 million of non-deductible goodwill. See Note 4 - Goodwill and Other Intangible Assets for more information about the impairment.

(2)
This represents the amount recognized for excess tax benefits upon the vesting or exercise of nonvested deferred share awards and stock options, respectively, for which the Company expects to receive an income tax deduction. The Company adopted ASU 2016-09 in fiscal 2017, which required that excess tax benefits and tax deficiencies be recognized as part of the provision for income taxes.

(3)	This represents the remeasurement of deferred taxes in connection with Tax Cuts and Jobs Act - see Deferred Taxes Remeasurement paragraph above.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Significant components of the Company’s deferred tax assets and liabilities

	June 30, 2018	June 30, 2017
	(In thousands)
Deferred tax assets:
Warranty reserve	$206	$312
Bad debt reserve	1,629	3,869
Paid-time-off accrual	575	821
Insurance reserve	1,608	2,284
Legal reserve	27	82
Net operating loss benefit and credit carryforwards	10,169	9,332
Valuation allowance	(1,638)	(1,719)
Accrued compensation and pension	758	1,346
Stock compensation expense on nonvested deferred shares	2,733	3,731
Accrued losses	171	340
Foreign currency translation and other	1,066	1,080
Total deferred tax assets	17,304	21,478
Deferred tax liabilities:
Tax over book depreciation	8,137	11,446
Tax over book amortization	702	3,325
Branch future liability	3,018	2,538
Receivable holdbacks and other	1,028	912
Total deferred tax liabilities	12,885	18,221
Net deferred tax asset	$4,419	$3,257

As reported in the Consolidated Balance Sheets

	June 30, 2018	June 30, 2017
	(In thousands)
Deferred income tax assets	4,848	3,385
Deferred income tax liabilities	(429)	(128)
Net deferred tax asset	$4,419	$3,257

Operating loss and tax credit carryforwards
The Company has state net operating loss carryforwards, state tax credit carryforwards, federal foreign tax credit carryforwards, foreign net operating loss carryforwards and foreign tax credit carryforwards.  The valuation allowance at June 30, 2018 and June 30, 2017 reduces the recognized tax benefit of these carryforwards to an amount that is more likely than not to be realized.  These carryforwards will generally expire as shown below:

Operating Loss Carryforwards	Expiration Period	Amount (in thousands)
State net operating losses	June 2023 to June 2038	$22,230
Foreign net operating losses	December 2029; June 2032 to June 2037	$20,733

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Tax Credit Carryforwards	Expiration Period	Amount (in thousands)
State tax credits	June 2018 to June 2033	$679
Federal foreign tax credits	June 2019 to June 2025	$1,244
Foreign tax credits	June 2035 to June 2037	$668
Other
The Company files tax returns in multiple domestic and foreign taxing jurisdictions. With a few exceptions, the Company is no longer subject to examination by taxing authorities through fiscal 2013. At June 30, 2018, the Company updated its evaluation of its open tax years in all known jurisdictions. We have recorded a $0.5 million liability as of June 30, 2018 for unrecognized tax positions and the payment of related interest and penalties. We treat the related interest and penalties as income tax expense. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.
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
Unapproved Change Orders and Claims
As of June 30, 2018 and June 30, 2017, costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unapproved change orders and claims of $15.0 million and $11.0 million, respectively. Generally, collection of amounts related to unapproved change orders and claims is expected within twelve months. However, customers may not pay these amounts until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.
Other
The Company and its subsidiaries are participants in various legal actions. It is the opinion of management that none of the known legal actions will have a material impact on the Company’s financial position, results of operations or liquidity.
Note 8—Operating Leases
The Company is the lessee under operating leases covering real estate and office equipment under non-cancelable operating lease agreements that expire at various times. Future minimum lease payments under non-cancelable operating leases that were in effect at June 30, 2018 total $33.1 million and are payable as follows: fiscal 2019—$7.5 million; fiscal 2020—$6.7 million; fiscal 2021—$5.5 million; fiscal 2022—$4.4 million; fiscal 2023—$2.9 million and thereafter—$6.2 million. Operating lease expense was $8.6 million, $7.9 million and $6.6 million for the fiscal years ended June 30, 2018, June 30, 2017 and June 30, 2016, respectively.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Note 9—Stockholders’ Equity
Preferred Stock
The Company has 5.0 million shares of preferred stock authorized, none of which was issued or outstanding at June 30, 2018 or June 30, 2017.
Treasury Shares
On December 12, 2016, the Board of Directors approved a stock buyback program (the "December 2016 Program"), which replaced the previous program that had been in place since November 2014. Under the December 2016 Program, the Company may repurchase common stock of the Company in any calendar year commencing with calendar year 2016 and continuing through calendar year 2018, up to a maximum of $25.0 million per calendar year.
The Company may repurchase its stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. The December 2016 Program will continue through December 31, 2018 unless and until it is modified or revoked by the Board of Directors. No shares have been repurchased under the December 2016 Program as of June 30, 2018.
In addition to the stock buyback program, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. Matrix withheld 52,950 and 134,535 shares of common stock during fiscal 2018 and 2017, respectively, to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares. The Company has 1,034,394 treasury shares as of June 30, 2018 and intends to utilize these treasury shares in connection with equity awards under the Company’s stock incentive plans and for sales to the Employee Stock Purchase Plan.
Note 10—Stock-Based Compensation
Total stock-based compensation expense for the fiscal years ended June 30, 2018, June 30, 2017, and June 30, 2016 was $8.6 million, $7.5 million and $6.3 million, respectively. Measured but unrecognized stock-based compensation expense at June 30, 2018 was $12.9 million, all of which related to nonvested deferred shares which are expected to be recognized as expense over a weighted average period of 1.7 years. The Company recognized excess tax expense of $0.5 million related to stock-based compensation vesting for the fiscal year ended June 30, 2018 and recognized excess tax benefits of $0.5 million and $3.2 million for the fiscal years ended June 30, 2017 and June 30, 2016, respectively.
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
Awards totaling 1,800,000 shares have been authorized under the 2016 Plan. At June 30, 2018 there were 1,145,949 shares available for grant under the 2016 Plan.
Stock Options
Stock options are granted at the market value of the Company’s common stock on the grant date and expire after 10 years. The Company’s policy is to issue shares upon the exercise of stock options from its treasury shares, if available. The Company did not award any new stock options in fiscal years 2018, 2017, or 2016.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Stock option activity and related information for the fiscal year ended June 30, 2018 is as follows:

	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Aggregate Intrinsic Value
		(Years)		(In thousands)
Outstanding at June 30, 2017	97,250	4.4	$10.19	$—
Granted	—		—
Exercised	(31,050)		$10.19	$287
Canceled	—		—
Outstanding at June 30, 2018	66,200	3.4	$10.19	$540
Vested at June 30, 2018	66,200	3.4	$10.19	$540
Exercisable at June 30, 2018	66,200	3.4	$10.19	$540
The total intrinsic value of stock options exercised during fiscal 2017 and 2016 was $0.3 million and $0.7 million, respectively.
Nonvested Deferred Shares
The Company has issued nonvested deferred shares under the following types of arrangements:

•	Time-based awards—Employee awards generally vest in four equal annual installments beginning one year after the grant date. Director awards vest one year after the grant date.

•
Market-based awards—These awards are in the form of performance units which vest 3 years after the grant date only if the Company’s common stock achieves certain levels of total shareholder return when compared to the total shareholder return of a peer group of companies as selected by the Compensation Committee of the Board of Directors. The payout can range from zero to 200% of the original award depending on the Company's relative total shareholder return during the performance period. These awards are settled in stock. As of June 30, 2018, there are approximately 183,000, and 275,000 performance units that are scheduled to vest in fiscal 2020, and fiscal 2021, respectively, assuming target performance. There were approximately 127,000 performance units that were scheduled to vest in fiscal 2019 at target performance, but total shareholder return during the performance period did not meet the threshold performance and the performance units were forfeited.

All awards vest upon the death or disability of the participant or upon a change of control of the Company.
The grant date fair value of the time-based awards is determined by the market value of the Company's common stock on the grant date. The grant date fair value of stock options is determined based on the Black-Scholes option pricing model. The grant date fair value of the market-based awards is calculated using a Monte Carlo model. For the fiscal 2018 grant, the model estimated the fair value of the award based on approximately 100,000 simulations of the future prices of the Company's common stock compared to the future prices of the common stock of its peer companies based on historical volatilities. The model also took into account the expected dividends of the peer companies over the performance period.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Nonvested deferred share activity for the fiscal year ended June 30, 2018 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested shares at June 30, 2017	995,353	$21.65
Shares granted	715,539	$13.64
Shares vested and released	(253,241)	$19.60
Shares canceled	(91,604)	$31.42
Nonvested shares at June 30, 2018	1,366,047	$17.18
There were 516,969 and 370,490 deferred shares granted in fiscal 2017 and 2016 with average grant date fair values of $19.80 and $20.77, respectively. There were 396,530 and 631,443 deferred shares that vested and were released in fiscal 2017 and 2016 with weighted average fair values of $18.24 and $22.34 per share, respectively.
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
The computation of basic and diluted EPS is as follows:

	Fiscal Years Ended
	June 30, 2018	June 30, 2017	June 30, 2016
	(In thousands, except per share data)
Basic EPS:
Net income (loss) attributable to Matrix Service Company	$(11,480)	$(183)	$28,863
Weighted average shares outstanding	26,769	26,533	26,597
Basic earnings (loss) per share	$(0.43)	$(0.01)	$1.09
Diluted EPS:
Weighted average shares outstanding—basic	26,769	26,533	26,597
Dilutive stock options	—	—	68
Dilutive nonvested deferred shares	—	—	435
Diluted weighted average shares	26,769	26,533	27,100
Diluted earnings (loss) per share	$(0.43)	$(0.01)	$1.07

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The following securities are considered antidilutive and have been excluded from the calculation of diluted earnings (loss) per share:

	Fiscal Years Ended
	June 30, 2018	June 30, 2017	June 30, 2016
	(In thousands of shares)
Stock options	31	43	—
Nonvested deferred shares	424	430	56
Total antidilutive securities	455	473	56
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
The Company’s matching contributions were $5.8 million, $5.5 million, and $5.0 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.
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
Our participation in significant plans for the fiscal year ended June 30, 2018 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number. The zone status is based on the latest information that the Company received from the plan and is certified by the plan’s actuary. Plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are generally less than 80 percent funded, and plans in the green zone are generally at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Surcharge Imposed” column includes plans in a red zone status that require a payment of a surcharge in excess of regular contributions. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending or Implemented	Company Contributions Fiscal Year			Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement
		2018	2017		2018	2017	2016
					(In thousands)
Boilermaker-Blacksmith National Pension Trust	48-6168020/001	Yellow	Described below (2)	Yes	$8,525	$7,098	$7,658	No	Described below (1)
Joint Pension Fund Local Union 164 IBEW	22-6031199/001	Yellow	Described below (2)	Yes	2,391	2,709	2,635	No	5/31/2021
Joint Pension Fund of Local Union No 102	22-1615726/001	Green	Green	N/A	2,489	2,392	3,063	No	5/31/2019
IBEW Local 456 Pension Plan	22-6238995/001	Green	Green	N/A	6,005	2,777	1,168	No	5/31/2021
Local 351 IBEW Pension Plan	22-3417366/001	Green	Green	N/A	1,187	2,796	5,018	No	12/4/2021
Steamfitters Local Union No 420 Pension Plan	23-2004424/001	Red	Red	Yes	1,558	2,234	1,265	Yes	4/30/2020
IBEW Local Union 98 Pension Plan	23-1990722/001	Red	Described below (2)	Yes	1,106	1,519	1,653	Yes	5/29/2020
Indiana Laborers Pension Fund	35-6027150/001	Described below (2)	Described below (2)	Described below (2)	3,542	2,458	2,320	Described below (2)	5/31/2019
Iron Workers Mid-America Pension Plan	36-6488227/001	Green	Green	N/A	4,412	1,785	2,248	No	5/31/2019
Pipe Fitters Retirement Fund, Local 597	62-6105084/001	Green	Green	N/A	3,682	2,563	2,377	No	5/31/2019
		Contributions to other multiemployer plans			19,827	20,378	16,606
		Total contributions made			$54,724	$48,709	$46,011

(1)
Our employees are members of several Boilermaker unions that participate in the Boilermaker-Blacksmith National Pension Trust. The most significant of these unions are Boilermakers Local 374 and Boilermakers Local 128, which have collective bargaining agreements that expire on December 31, 2019 and December 31, 2020, respectively.

(2)
For the Boilermaker-Blacksmith National Pension Trust, Local 164 IBEW Pension Plan, Local 98 IBEW Pension Plan and the Indiana Laborers Pension Fund, the Company has not received a funding notification that covers one or both of the Company's fiscal years 2018 and 2017 during the preparation of this Form 10-K. Under Federal pension law, if a multiemployer pension plan is determined to be in critical or endangered status, the plan must provide notice of this status to participants, beneficiaries, the bargaining parties, the Pension Benefit Guaranty Corporation, and the Department of Labor. The Company also observed that these plans have not submitted any Critical or Endangered Status Notices to the Department of Labor for calendar years that we have not received notification. The Critical or Endangered Status Notices can be accessed at https://www.dol.gov/agencies/ebsa/about-ebsa/our-activities/public-disclosure/2018-funding-status-notices.

Employee Stock Purchase Plan
The Matrix Service Company 2011 Employee Stock Purchase Plan (“ESPP”) was effective January 1, 2011. The ESPP allows employees to purchase shares through payroll deductions and members of the Board of Directors to purchase shares from amounts withheld from their cash retainers. Share purchases are limited to an aggregate market value of no greater than $60,000 per calendar year per participant and are purchased from the Company at the current market value with no discount to the participant. Contributions are with after tax earnings and are accumulated in non-interest bearing accounts for quarterly purchases of company stock. Upon the purchase of shares, the participants receive all stockholder rights including dividend and voting rights, and are permitted to sell their shares at any time. The Company has made 1,000,000 shares available under the ESPP. The ESPP can be terminated at the discretion of the Board of Directors or on January 2, 2021. Shares are issued from Treasury Stock under the ESPP. There were 21,920 shares issued in fiscal 2018, 16,609 shares in fiscal 2017, and 17,304 shares in fiscal 2016.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Note 13—Segment Information
We operate our business through four reportable segments: Electrical Infrastructure; Oil, Gas & Chemical; Storage Solutions; and Industrial.
The Electrical Infrastructure segment consists of high voltage services provided to investor owned utilities, including construction of new substations, upgrades of existing substations, short-run transmission line installations, distribution upgrades and maintenance, as well as emergency and storm restoration services. We also provide construction and maintenance services to a variety of power generation facilities, such as combined cycle plants, and natural gas fired power stations.
The Oil, Gas & Chemical segment serves customers primarily in the downstream and midstream petroleum industries who are engaged in refining crude oil and processing, fractionating, and marketing of natural gas and natural gas liquids. We also perform work in the petrochemical, upstream petroleum, and sulfur extraction, recovery and processing markets. Our services include turnarounds, plant maintenance, engineering and capital construction. We also offer industrial cleaning services including hydro-blasting, hydro-excavating, advanced chemical cleaning and vacuum services.
The Storage Solutions segment consists of work related to aboveground storage tanks and terminals. Also included in this segment are cryogenic and other specialty storage tanks and terminals including liquefied natural gas, liquid nitrogen/liquid oxygen, liquid petroleum, other specialty vessels such as spheres as well as marine structures and truck and rail loading/offloading facilities. Our services include engineering, fabrication and construction, maintenance and repair, which includes planned and emergency services of both tanks and full terminals. Finally, we offer AST products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.
The Industrial segment consists of work for integrated iron and steel companies, major mining and minerals companies engaged primarily in the extraction of copper, as well as other companies in aerospace and defense, cement, agriculture and grain, food and other industries. Our services include engineering, fabrication and construction, maintenance and repair, which includes planned and emergency services. We also design instrumentation and control systems and offer specialized expertise in the design and construction of bulk material handling systems.
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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Results of Operations
(In thousands)

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Unallocated Corporate	Total
Fiscal Year ended June 30, 2018
Gross revenues	$255,931	$324,546	$319,106	$198,155	$—	$1,097,738
Less: inter-segment revenues	—	1,774	4,410	1	—	6,185
Consolidated revenues	255,931	322,772	314,696	198,154	—	1,091,553
Gross profit	18,300	33,423	25,778	14,435	—	91,936
Operating income (loss)	(16,531)	8,798	(5,907)	3,161	—	(10,479)
Segment assets	161,207	111,064	149,695	58,816	77,251	558,033
Capital expenditures	493	1,514	3,346	—	3,358	8,711
Depreciation and amortization expense	4,359	5,904	6,623	3,461	—	20,347
Fiscal Year ended June 30, 2017
Gross revenues	$373,384	$247,423	$483,254	$103,449	$—	$1,207,510
Less: inter-segment revenues	—	6,900	1,558	1,543	—	10,001
Consolidated revenues	373,384	240,523	481,696	101,906	—	1,197,509
Gross profit	7,137	12,675	55,651	5,540	—	81,003
Operating income (loss)	(8,309)	(8,783)	22,928	(977)	—	4,859
Segment assets	183,351	129,177	166,742	53,754	53,006	586,030
Capital expenditures	1,390	829	2,017	38	7,634	11,908
Depreciation and amortization expense	5,198	6,299	7,277	2,828	—	21,602
Fiscal Year ended June 30, 2016
Gross revenues	$349,011	$252,973	$564,738	$149,744	$—	$1,316,466
Less: inter-segment revenues	—	3,178	1,226	145	—	4,549
Consolidated revenues	349,011	249,795	563,512	149,599	—	1,311,917
Gross profit	29,301	18,553	67,843	10,294	—	125,991
Operating income (loss)	11,144	(3,503)	33,449	(208)	—	40,882
Segment assets	135,298	91,350	201,875	67,569	68,875	564,967
Capital expenditures	1,611	1,481	3,882	104	6,861	13,939
Depreciation and amortization expense	5,008	4,811	8,124	3,498	—	21,441

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Geographical information is as follows:

	Revenues
	Fiscal Years Ended
	June 30, 2018	June 30, 2017	June 30, 2016
	(In thousands)
United States	$981,292	$961,049	$1,127,893
Canada	104,208	228,625	178,603
Other international	6,053	7,835	5,421
	$1,091,553	$1,197,509	$1,311,917

	Long-Lived Assets
	June 30, 2018	June 30, 2017	June 30, 2016
	(In thousands)
United States	$174,241	$193,164	$158,970
Canada	13,738	21,419	19,915
Other international	13,008	12,817	10,636
	$200,987	$227,400	$189,521

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Information about Significant Customers

	Significant Customers as a Percentage of Segment Revenues
	Consolidated	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial
Fiscal Year ended June 30, 2018
Customer one	11.4%	—%	—%	—%	62.9%
Customer two	8.6%	—%	29.0%	—%	—%
Customer three	6.4%	26.5%	—%	0.6%	—%
Customer four	6.0%	25.4%	—%	—%	—%
Customer five	4.2%	—%	12.0%	2.2%	—%
Customer six	3.2%	—%	10.8%	—%	—%
Customer seven	3.2%	—%	—%	10.9%	—%
Customer eight	3.0%	12.9%	—%	—%	—%
Customer nine	2.7%	—%	—%	—%	14.7%
Customer ten	2.3%	10.0%	—%	—%	—%
Fiscal Year ended June 30, 2017
Customer one	19.5%	—%	—%	48.5%	—%
Customer two	15.3%	46.0%	—%	2.4%	—%
Customer three	5.2%	—%	25.8%	—%	—%
Customer four	4.2%	—%	20.7%	—%	—%
Customer five	4.0%	12.7%	—%	—%	—%
Customer six	2.7%	—%	—%	—%	31.7%
Customer seven	2.2%	—%	—%	—%	25.8%
Fiscal Year ended June 30, 2016
Customer one	14.8%	38.9%	—%	10.2%	—%
Customer two	10.6%	—%	—%	24.7%	—%
Customer three	8.3%	—%	—%	19.3%	—%
Customer four	4.4%	16.6%	—%	—%	—%
Customer five	4.2%	—%	—%	—%	36.9%
Customer six	3.9%	—%	20.2%	—%	—%
Customer seven	3.8%	14.4%	—%	—%	—%
Customer eight	3.4%	12.7%	—%	—%	—%
Customer nine	2.3%	—%	—%	—%	20.1%
Customer ten	2.1%	—%	11.2%	—%	—%
Customer eleven	1.6%	—%	—%	—%	14.0%

Matrix Service Company
Quarterly Financial Data (Unaudited)
Fiscal Years Ended June 30, 2018 and June 30, 2017

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Fiscal Year 2018
Revenues	$269,910	$282,911	$245,645	$293,087
Gross profit	28,891	26,703	14,891	21,451
Operating income (loss)	7,321	5,174	(5,862)	(17,112)
Net income (loss)	3,824	4,532	(5,153)	(14,683)
Earnings (loss) per common share:
Basic	0.14	0.17	(0.19)	(0.55)
Diluted	0.14	0.17	(0.19)	(0.55)
Fiscal Year 2017
Revenues	$341,781	$312,655	$251,237	$291,836
Gross profit (loss)	32,278	28,212	(2,614)	23,127
Operating income (loss)	14,301	8,237	(21,210)	3,531
Net income (loss) attributable to Matrix Service Company	9,342	5,250	(13,821)	(954)
Earnings (loss) per common share:
Basic	0.35	0.20	(0.52)	(0.04)
Diluted	0.35	0.20	(0.52)	(0.04)

The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to changes in the average number of common shares outstanding and rounding.

Matrix Service Company
Schedule II—Valuation and Qualifying Accounts
June 30, 2018, June 30, 2017, and June 30, 2016
(In thousands)

COL. A	COL. B	COL. C ADDITIONS			COL. D		COL. E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts—Describe		Deductions—Describe		Balance at End of Period
Fiscal Year 2018
Deducted from asset accounts:
Allowance for doubtful accounts	$9,887	$107	$—		$(3,667)	(A)	$6,327
Valuation reserve for deferred tax assets	1,719	1,020	—		(1,101)	(B)	1,638
Total	$11,606	$1,127	$—		$(4,768)		$7,965
Fiscal Year 2017
Deducted from asset accounts:
Allowance for doubtful accounts	$8,403	$1,748	$—		$(264)	(C)	$9,887
Valuation reserve for deferred tax assets	424	1,295	—		—		1,719
Total	$8,827	$3,043	$—		$(264)		$11,606
Fiscal Year 2016
Deducted from asset accounts:
Allowance for doubtful accounts	$561	$6,065	$1,808	(D)	$(31)	(E)	$8,403
Valuation reserve for deferred tax assets	115	311	—		(2)		424
Total	$676	$6,376	$1,808		$(33)		$8,827

(A)	Relates to the reversal of reserved account receivable that was fully settled with cash and future backlog. See Note 4 - Goodwill and Other Intangible Assets for more information about the settlement.

(B)
Relates to $795 of stock-based compensation expense recognized in fiscal 2018 that was not deductible for tax purposes due to not meeting a market condition vesting requirement and to $306 of foreign tax credits that expired.

(C)
Relates to a $180 receivable written off against allowance for doubtful accounts, a $60 reclassification of reserves to billings on uncompleted contracts in excess of costs and estimated earnings and a $24 currency translation adjustment.

(D)	Relates to a reclassification of reserves that were initially recorded in billings on uncompleted contracts in excess of costs and estimated earnings.

(E)	Receivables written off against allowance for doubtful accounts.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2018.
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
Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to the Company’s directors and corporate governance is incorporated herein by reference to the sections entitled “Proposal Number 1: Election of Directors” and “Corporate Governance and Board Matters” in the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (“Proxy Statement”). The information required by this item with respect to the Company’s executive officers is incorporated herein by reference to the section entitled “Executive Officer Information” in the Proxy Statement. The information required by this item with respect to the Section 16 ownership reports is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
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
Item 14. Principal Accounting Fees and Services
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

(2) Financial Statement Schedules
The financial statement schedule is filed as a part of this report under Schedule II—Valuation and Qualifying Accounts June 30, 2018, June 30, 2017 and June 30, 2016, immediately following Quarterly Financial Data (Unaudited). All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

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

3.5	Second Amended and Restated Bylaws, effective as of May 4, 2017 (Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461) filed May 10, 2017).

P4	Specimen Common Stock Certificate (Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-36081) filed July 26, 1990, P).

+10.1	Matrix Service Company 2004 Stock Incentive Plan (Appendix B to the Company’s Proxy Statement filed September 15, 2006 (File No. 1-15461)).

+10.2	Amendment 1 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10 to Amended Schedule 14A filed October 4, 2006 (File No. 1-15461)).

+10.3	Amendment 2 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 5, 2008).

+10.4	Amendment 3 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit A to the Company’s Proxy Statement filed September 11, 2009 (File No. 1-15461)).

+10.5	Matrix Service Company 2012 Stock and Incentive Compensation Plan (Attachment A to the Company's Proxy Statement (File No. 1-15461) filed October 10, 2012).

+ 10.6	Amendment Number 1 to the Matrix Service Company 2012 Stock and Incentive Compensation Plan (Exhibit A to the Company's Proxy Statement (File No. 1-15461) filed October 10, 2014).

+10.7	Form of Long-Term Incentive Award Agreement (2012 Stock and Incentive Compensation Plan) (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-15461) filed November 7, 2016).

+10.8
Form of Restricted Stock Unit Award Agreement for employees (2012 Stock and Incentive Compensation Plan) (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 1-15461) filed November 7, 2016).

+10.9	Matrix Service Company 2016 Stock and Incentive Compensation Plan (Appendix B to the Company's Proxy Statement (File No. 1-15461), filed October 7, 2016).

+10.10
Form of Restricted Stock Unit Award Agreement for Directors (2016 Stock and Incentive Compensation Plan) (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 1-15461), filed February 9, 2017).

*+10.11	Form of Long-Term Incentive Award Agreement (2016 Stock and Incentive Compensation Plan).

+10.12	Form of Amended and Restated Severance Agreement (Exhibit 10 to the Company's Current Report on Form 8-K filed November 15, 2016 (File No. 1-15461)).

+10.13	Amended and Restated Deferred Compensation Plan for Members of the Board of Directors (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461) filed January 8, 2009).

+10.14
Amendment 1 to Amended and Restated Deferred Compensation Plan for Members of the Board of Directors (Exhibit 10 to the Company's Quarterly Report on Form 10-Q (File No. 1-15461) filed November 9, 2012).

10.15
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

10.16	First Amendment dated as of August 31, 2017 to Fourth Amended and Restated Credit Agreement (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461), filed November 7, 2017).

+10.17	Form of Indemnification Agreement (Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15461) filed June 9, 2015).
*21	Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CEO.

*31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CFO.

*32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CEO.

*32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CFO.

*95	Mine Safety Disclosure.
*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

+Management Contract or Compensatory Plan.

P: Paper filing.

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Matrix Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrix Service Company

Date : September 12, 2018	By:	/S/ John R. Hewitt
John R. Hewitt, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ Tom E. Maxwell	Chairman of the Board of Directors	September 12, 2018
Tom E. Maxwell

/S/ John R. Hewitt	President, Chief Executive Officer and Director	September 12, 2018
John R. Hewitt	(Principal Executive Officer)

/S/ Kevin S. Cavanah	Vice President and Chief Financial Officer	September 12, 2018
Kevin S. Cavanah	(Principal Accounting and Principal Financial Officer)

/S/ Martha Z. Carnes	Director	September 12, 2018
Martha Z. Carnes

/S/ John D. Chandler	Director	September 12, 2018
John D. Chandler

/S/ John W. Gibson	Director	September 12, 2018
John W. Gibson

/S/ Liane K. Hinrichs	Director	September 12, 2018
Liane K. Hinrichs

/S/ James H. Miller	Director	September 12, 2018
James H. Miller

/S/ Jim W. Mogg	Director	September 12, 2018
Jim W. Mogg