Form 10-K/A
period 2018-06-30
MATRIX SERVICE CO
filed 2018-09-19
CIK 866273

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

Explanatory Note
Matrix Service Company (the "Company") filed its Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the "Original Filing") with the U.S. Securities and Exchange Commission (the "SEC") on September 12, 2018. The Company is filing this Amendment No. 1 (the "Amendment") to its Original Filing solely to revise two typographical errors as follows:

1.
A date contained in the REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM related to their Opinion on Internal Control over Financial Reporting. In that report, the date cross-referencing their September 12, 2018 Opinion on the Financial Statements was inadvertently included as August 30, 2018. That error has been corrected in this Amendment.

2.
A date contained in the REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM related to their Opinion on the Financial Statements. In that report, the date cross-referencing their September 12, 2018 Opinion on Internal Control over Financial Reporting was inadvertently included as August 30, 2018. That error has been corrected in this Amendment.

In addition, pursuant to the rules of the SEC, the exhibit list included in Item 15 of Part IV of the Original Filing has been amended to contain a currently dated consent of the Company's independent registered public accounting firm and currently dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the Company's independent registered public accounting firm and certifications of the Company's Chief Executive Officer and Chief Financial Officer are attached as exhibits to this Amendment. Except as described above, this Amendment does not amend or update any other information contained in the Original Filing to reflect events or developments which may have occurred subsequent to September 12, 2018. For ease of reference, the Company has included a complete copy of the Original Filing, as amended as described above, in this filing.

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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended June 30, 2018 of the Company and our report dated September 12, 2018, expressed an unqualified opinion on those financial statements.
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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Matrix Service Company

Date : September 19, 2018	By:	/S/ John R. Hewitt
John R. Hewitt, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ Tom E. Maxwell	Chairman of the Board of Directors	September 19, 2018
Tom E. Maxwell

/S/ John R. Hewitt	President, Chief Executive Officer and Director	September 19, 2018
John R. Hewitt	(Principal Executive Officer)

/S/ Kevin S. Cavanah	Vice President and Chief Financial Officer	September 19, 2018
Kevin S. Cavanah	(Principal Accounting and Principal Financial Officer)

/S/ Martha Z. Carnes	Director	September 19, 2018
Martha Z. Carnes

/S/ John D. Chandler	Director	September 19, 2018
John D. Chandler

/S/ John W. Gibson	Director	September 19, 2018
John W. Gibson

/S/ Liane K. Hinrichs	Director	September 19, 2018
Liane K. Hinrichs

/S/ James H. Miller	Director	September 19, 2018
James H. Miller

/S/ Jim W. Mogg	Director	September 19, 2018
Jim W. Mogg