Form 10-Q
period 2018-09-30
MATRIX SERVICE CO
filed 2018-11-08
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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
____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Inter Active Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2018 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 27,071,755 shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30, 2018	September 30, 2017
Revenues	$318,511	$269,910
Cost of revenues	295,090	241,019
Gross profit	23,421	28,891
Selling, general and administrative expenses	21,201	21,570
Operating income	2,220	7,321
Other income (expense):
Interest expense	(292)	(618)
Interest income	282	39
Other	546	149
Income before income tax expense	2,756	6,891
Provision for federal, state and foreign income taxes	451	3,067
Net income	$2,305	$3,824

Basic earnings per common share	$0.09	$0.14
Diluted earnings per common share	$0.08	$0.14
Weighted average common shares outstanding:
Basic	26,921	26,655
Diluted	27,589	26,762
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2018	September 30, 2017
Net income	$2,305	$3,824
Other comprehensive income, net of tax:
Foreign currency translation gain (net of tax expense of $62 and $16 for the three months ended September 30, 2018 and 2017, respectively)	401	1,107
Comprehensive income	$2,706	$4,931
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	September 30, 2018	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$74,736	$64,057
Accounts receivable, less allowances (September 30, 2018— $6,359 and June 30, 2018—$6,327)	214,763	203,388
Costs and estimated earnings in excess of billings on uncompleted contracts	75,972	76,632
Inventories	6,514	5,152
Income taxes receivable	3,350	3,359
Other current assets	10,214	4,458
Total current assets	385,549	357,046
Property, plant and equipment at cost:
Land and buildings	40,508	40,424
Construction equipment	89,482	89,036
Transportation equipment	47,913	48,339
Office equipment and software	41,622	41,236
Construction in progress	2,411	1,353
Total property, plant and equipment - at cost	221,936	220,388
Accumulated depreciation	(150,438)	(147,743)
Property, plant and equipment - net	71,498	72,645
Goodwill	93,451	96,162
Other intangible assets	22,007	22,814
Deferred income taxes	5,559	4,848
Other assets	9,130	4,518
Total assets	$587,194	$558,033
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	September 30, 2018	June 30, 2018
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$94,845	$79,439
Billings on uncompleted contracts in excess of costs and estimated earnings	118,380	120,740
Accrued wages and benefits	29,151	24,375
Accrued insurance	9,689	9,080
Income taxes payable	—	7
Other accrued expenses	9,079	4,824
Total current liabilities	261,144	238,465
Deferred income taxes	1,440	429
Borrowings under senior secured revolving credit facility	1,549	—
Other liabilities	280	296
Total liabilities	264,413	239,190
Commitments and contingencies
Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of September 30, 2018 and June 30, 2018; 27,019,817 and 26,853,823 shares outstanding as of September 30, 2018 and June 30, 2018	279	279
Additional paid-in capital	129,885	132,198
Retained earnings	213,799	211,494
Accumulated other comprehensive loss	(7,010)	(7,411)
	336,953	336,560
Less: Treasury stock, at cost — 868,400 shares as of September 30, 2018, and 1,034,394 shares as of June 30, 2018	(14,172)	(17,717)
Total stockholders' equity	322,781	318,843
Total liabilities and stockholders’ equity	$587,194	$558,033
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2018	September 30, 2017
Operating activities:
Net income	$2,305	$3,824
Adjustments to reconcile net income to net cash provided by operating activities, net of effects from acquisitions and disposals:
Depreciation and amortization	4,543	5,593
Stock-based compensation expense	2,585	2,086
Deferred income tax	362	2,711
Gain on disposal of business (Note 3)	(427)	—
Gain on sale of property, plant and equipment	(171)	(121)
Provision for uncollectible accounts	76	7
Other	101	93
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects from acquisitions and disposals:
Accounts receivable	(11,284)	(7,734)
Costs and estimated earnings in excess of billings on uncompleted contracts	302	25,227
Inventories	(1,369)	(532)
Other assets and liabilities	(10,860)	(5,291)
Accounts payable	15,261	(14,463)
Billings on uncompleted contracts in excess of costs and estimated earnings	(2,229)	(9,568)
Accrued expenses	9,624	4,998
Net cash provided by operating activities	8,819	6,830
Investing activities:
Proceeds from disposal of business (Note 3)	3,693	—
Acquisition of property, plant and equipment	(2,482)	(1,878)
Proceeds from asset sales	267	248
Net cash provided (used) by investing activities	$1,478	$(1,630)

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2018	September 30, 2017
Financing activities:
Advances under senior secured revolving credit facility	$2,298	$24,890
Repayments of advances under senior secured revolving credit facility	(765)	(27,496)
Payment of debt amendment fees	—	(340)
Issuances of common stock	128	—
Proceeds from issuance of common stock under employee stock purchase plan	78	66
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(1,559)	(454)
Net cash provided (used) by financing activities	180	(3,334)
Effect of exchange rate changes on cash and cash equivalents	202	414
Increase in cash and cash equivalents	10,679	2,280
Cash and cash equivalents, beginning of period	64,057	43,805
Cash and cash equivalents, end of period	$74,736	$46,085
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$66	$98
Interest	$456	$582
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$274	$191

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total
Balances, July 1, 2018	$279	$132,198	$211,494	$(17,717)	$(7,411)	$318,843
Net income	—	—	2,305	—	—	2,305
Other comprehensive income	—	—	—	—	401	401
Treasury shares sold to Employee Stock Purchase Plan (4,323 shares)	—	(4)	—	82	—	78
Exercise of stock options (12,500 shares)	—	(126)	—	254	—	128
Issuance of deferred shares (221,775 shares)	—	(4,768)	—	4,768	—	—
Treasury shares purchased to satisfy tax withholding obligations (72,604 shares)	—	—	—	(1,559)	—	(1,559)
Stock-based compensation expense	—	2,585	—	—	—	2,585
Balances, September 30, 2018	$279	$129,885	$213,799	$(14,172)	$(7,010)	$322,781

Balances, July 1, 2017	$279	$128,419	$222,974	$(22,539)	$(7,324)	$321,809
Net income	—	—	3,824	—	—	3,824
Other comprehensive income	—	—	—	—	1,107	1,107
Treasury shares sold to Employee Stock Purchase Plan (7,121 shares)	—	(96)	—	162	—	66
Issuance of deferred shares (163,201 shares)	—	(2,883)	—	2,883	—	—
Treasury shares purchased to satisfy tax withholding obligations (42,909 shares)	—	—	—	(454)	—	(454)
Stock-based compensation expense	—	2,086	—	—	—	2,086
Balances, September 30, 2017	$279	$127,526	$226,798	$(19,948)	$(6,217)	$328,438
See accompanying notes.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements include the accounts of Matrix Service Company (“Matrix”, “we”, “our”, “us”, “its” or the “Company”) and its subsidiaries, unless otherwise indicated. Intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2018, included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the three month period ended September 30, 2018 may not necessarily be indicative of the results of operations for the full year ending June 30, 2019.
Significant Accounting Policies
We have updated our revenue recognition accounting policy as a result of adopting the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). Our other significant accounting policies are detailed in "Note 1 - Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended June 30, 2018.
Revenue Recognition
Adoption of New Revenue Recognition Standard
The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) on July 1, 2018. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance, and is applicable to all of the Company's contracts with customers. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." The Company used the modified retrospective method of application. Under the modified retrospective method, revenue recognized on completed contracts is not restated, however contracts in progress are accounted for as if they were under this new standard at inception. Any difference between historical revenue and revenue under the new standard is recorded as a cumulative effect adjustment to retained earnings as of the date of adoption. The cumulative impact of adopting Topic 606 was immaterial and did not require an adjustment to retained earnings. See Note 2 – Revenue for new disclosures required as a result of adopting Topic 606.
General Information about our Contracts with Customers
Our revenues come from contracts to provide engineering, procurement, construction, repair and maintenance and other services. Our engineering, procurement and construction services are usually provided in association with capital projects, which commonly are fixed price contracts and are billed based on project milestones. Our repair and maintenance services typically are cost reimbursable or time and material based contracts and are billed monthly or, for projects of short duration, at the conclusion of the project. The elapsed time from award to completion of performance may be in excess of one year for capital projects.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Step 1: Contract Identification
We do not recognize revenue unless we have identified a contract with a customer. A contract with a customer exists when it has approval and commitment from both parties, the rights and obligations of the parties are identified, payment terms are identified, the contract has commercial substance, and collectibility is probable. We also evaluate whether a contract should be combined with other contracts and accounted for as one single contract. This evaluation requires judgment and could change the timing of the amount of revenue and profit recorded for a given period.
Step 2: Identify Performance Obligations
Next, we identify each performance obligation in the contract. A performance obligation is a promise to provide a distinct good or service or a series of distinct goods or services to the customer. Revenue is recognized separately for each performance obligation in the contract. Many of our contracts have one clearly identifiable performance obligation. However, many of our contracts provide the customer an integrated service that includes two or more of the following services: engineering, procurement, fabrication, construction, repair and maintenance services. For these contracts, we do not consider the integrated services to be distinct within the context of the contract when the separate scopes of work combine into a single commercial objective or capability for the customer. Accordingly, we generally identify one performance obligation in our contracts. The determination of the number of performance obligations in a contract requires significant judgment and could change the timing of the amount of revenue and profit recorded for a given period.
Step 3: Determine Contract Price
After determining the performance obligations in the contract, we determine the contract price. The contract price is the amount of consideration we expect to receive from the customer for completing the performance obligation(s). In a fixed price contract, the contract price is a single lump-sum amount. In reimbursable and time and materials based contracts, the contract price is determined by the agreed upon rates or reimbursements for time and materials expended in completing the performance obligations(s) in the contract.
A number of our contracts contain various cost and performance incentives and penalties that can either increase or decrease the contract price. These variable consideration amounts are generally earned or incurred based on certain performance metrics, most commonly related to project schedule or cost targets. We estimate variable consideration at the most likely amount of additional consideration to be received (or paid in the case of penalties), provided that meeting the variable condition is probable. We include estimated amounts of variable consideration in the contract price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the contract price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. We reassess the amount of variable consideration each accounting period until the uncertainty associated with the variable consideration is resolved. Changes in the assessed amount of variable consideration are accounted for prospectively as a cumulative adjustment to revenue recognized in the current period.
Step 4: Assign Contract Price to Performance Obligations
After determining the price of the contract, we assign the contract price to the performance obligation(s) in the contract. Since nearly all of our contracts have only one performance obligation, all of the contract price is assigned to the single performance obligation. If a contract has multiple performance obligations, we assign the contract price to each performance obligation based on the stand-alone selling prices of the distinct services that comprise each performance obligation.
Step 5: Recognize Revenue as Performance Obligations are Satisfied
We record revenue for contracts with our customers as we satisfy the contracts' performance obligations. We recognize revenue on performance obligations associated with fixed price contracts for engineering, procurement and construction services over time since these services create or enhance assets the customer controls as they are being created or enhanced. We measure progress of satisfying these performance obligations by using the percentage-of-completion method, which is based on costs incurred to date compared to the total estimated costs at completion, since it best depicts the transfer of control of assets being created or enhanced to the customer.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

We recognize revenue over time for reimbursable and time and material based repair and maintenance contracts since the customer simultaneously receives and consumes the benefit of those services as we perform work under the contract. As a practical expedient allowed under ASC 606, we record revenue for these contracts in the amount to which we have a right to invoice for the services performed provided that we have a right to consideration from the customer in an amount that corresponds directly with the value of the performance completed to date.
Costs incurred may include direct labor, direct materials, subcontractor costs and indirect costs, such as salaries and benefits, supplies and tools, equipment costs and insurance costs. Indirect costs are charged to projects based upon direct costs and overhead allocation rates per dollar of direct costs incurred or direct labor hours worked. Typically, customer contracts will include standard warranties that provide assurance that products and services will function as expected. The Company does not sell separate warranties.
We have numerous contracts that are in various stages of completion which require estimates to determine the forecasted costs at completion. Due to the nature of the work left to be performed on many of our contracts, the estimation of total cost at completion for fixed price contracts is complex, subject to many variables and requires significant judgment. Estimates of total cost at completion are made each period and changes in these estimates are accounted for prospectively as cumulative adjustments to revenue recognized in the current period. If estimates of costs to complete fixed price contracts indicate a loss, a provision is made through a contract write-down for the total loss anticipated.
Change Orders
Contracts are often modified through change orders, which are changes to the agreed upon scope of work. Most of our change orders, which may be priced or unpriced, are for goods or services that are not distinct from the existing contract due to the significant integration of services provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a change order on the contract price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis. For unpriced change orders, we estimate the increase or decrease to the contract price using the variable consideration method described in the Step 3: Determine Contract Price paragraph above. Unpriced change orders are more fully discussed in Note 7 - Commitments and Contingencies.
Claims
Sometimes we seek claims for amounts in excess of the contract price for delays, errors in specifications and designs, contract terminations, change orders in dispute or other causes of additional costs incurred by us. Recognition of amounts as additional contract price related to claims is appropriate only if there is a legal basis for the claim. The determination of our legal basis for a claim requires significant judgment. We estimate the change to the contract price using the variable consideration method described in the Step 3: Determine Contract Price paragraph above. Claims are more fully discussed in Note 7 - Commitments and Contingencies.
Recently Issued Accounting Standards
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

We are currently evaluating the ASU's expected impact on our financial statements. As of June 30, 2018 the Company had $33.1 million of future minimum lease payments under non-cancelable operating leases, primarily for facilities. See Note 8 of Item 8. Financial Statements and Supplementary Data in our 2018 Form 10-K for more information about the timing and amount of future operating lease payments, which we believe is indicative of the materiality of adoption of the ASU to our financial statements.
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
Accounting Standards Update 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting
In May 2017, the FASB issued ASU 2017-09 which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Entities should apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The Company adopted ASU 2017-09 on July 1, 2018, which did not have a material impact on our financial position, results of operations or cash flows.
Note 2 – Revenue
Remaining Performance Obligations
The Company had $958.9 million of remaining performance obligations yet to be satisfied as of September 30, 2018. The Company expects to recognize $733.7 million of its remaining performance obligations as revenue within the next twelve months.
Contract Balances
Contracts terms with customers include the timing of billing and payment, which usually differs from the timing of revenue recognition. As a result, we carry contract assets and liabilities in our balance sheet. These contract assets and liabilities are calculated on a contract-by-contract basis and reported on a net basis at the end of each period and are classified as current. We present our contract assets in the balance sheet as Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts ("CIE"). CIE consists of revenue recognized in excess of billings. We present our contract liabilities on the balance sheet as Billings on Uncompleted Contracts in Excess of Costs and Estimated Earnings ("BIE"). BIE consists of advance payments and billings in excess of revenue recognized. The following table provides information about CIE and BIE:

	September 30, 2018	June 30, 2018	Change
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$75,972	$76,632	$(660)
Billings on uncompleted contracts in excess of costs and estimated earnings	(118,380)	(120,740)	2,360
Net contract liabilities	$(42,408)	$(44,108)	$1,700

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

The difference between the beginning and ending balances of the Company's CIE and BIE primarily results from the timing of the Company's performance and its billings. The amount of revenue recognized in the three months ended September 30, 2018 that was included in the prior period BIE balance was $66.3 million. This revenue consists primarily of work performed during the period on contracts with customers that had advance billings.
Gross amounts of contact assets and liabilities on uncompleted contracts are as follows:

	September 30, 2018	June 30, 2018
	(in thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$2,318,949	$2,081,799
Billings on uncompleted contracts	2,361,357	2,125,907
Net contract liabilities	$(42,408)	$(44,108)
Progress billings in accounts receivable at September 30, 2018 and June 30, 2018 included retentions to be collected within one year of $20.4 million and $25.9 million, respectively. Contract retentions collectible beyond one year are included in other assets in the Condensed Consolidated Balance Sheet and totaled $7.4 million as of September 30, 2018 and $2.6 million as of June 30, 2018.
Disaggregated Revenue
Revenue disaggregated by reportable segment is presented in Note 9 - Segment Information. The following table presents revenue disaggregated by the geographic area where the work was performed:

	Three Months Ended
	September 30, 2018	September 30, 2017
	(In thousands)
United States	$310,137	$221,772
Canada	7,081	46,860
Other international	1,293	1,278
Total Revenue	$318,511	$269,910
Note 3 – Disposals
Sale of Process Heating Business
In August 2018, the Company sold non-core assets associated with a business that marketed process heating equipment for $3.9 million in cash, including $0.2 million of customary final post-closing adjustments paid in October 2018. The Company recognized a gain of $0.4 million on the sale, which was included in Other in the Condensed Consolidated Statements of Income. The revenues and operating results of the business, which were included in the Oil Gas & Chemical segment, are not material.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Intangible Assets Including Goodwill
Goodwill
The changes in the carrying value of goodwill by segment are as follows:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Net balance at June 30, 2018	$24,826	$33,604	$16,760	$20,972	$96,162
Disposal of business(1)	—	(2,775)	—	—	(2,775)
Translation adjustment(2)	21	—	39	4	64
Net balance at September 30, 2018	$24,847	$30,829	$16,799	$20,976	$93,451

(1)
The Company disposed of a business that marketed process heating equipment. See Note 3 - Disposals for more information about the disposal. The business disposed of constituted its own reporting unit and the amount of goodwill written off was all of the goodwill assigned to that reporting unit. None of the goodwill was considered impaired since the Company recorded a gain on the disposal.

(2)
The translation adjustments relate to the periodic translation of Canadian Dollar and South Korean Won denominated goodwill recorded as a part of prior acquisitions in Canada and South Korea, in which the local currency was determined to be the functional currency.

The Company did not note any impairment indicators as of September 30, 2018. However, if our market view of project opportunities or gross margins deteriorates materially from the date of our last test, the Company may need to perform an interim analysis, which could result in the recognition of an additional material impairment to goodwill.
Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At September 30, 2018
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,579	$(1,647)	$932
Customer-based	6 to 15	38,632	(17,590)	21,042
Non-compete agreements	4	1,453	(1,420)	33
Total amortizing intangible assets		$42,664	$(20,657)	$22,007

		At June 30, 2018
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	9 to 15	$2,579	$(1,603)	$976
Customer-based	6 to 15	38,562	(16,763)	21,799
Non-compete agreements	4	1,453	(1,414)	39
Total amortizing intangible assets		$42,594	$(19,780)	$22,814

Amortization expense totaled $0.8 million and $1.6 million during the three months ended September 30, 2018 and September 30, 2017, respectively.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

We estimate that the remaining amortization expense related to September 30, 2018 amortizing intangible assets will be as follows (in thousands):

Period ending:
Remainder of Fiscal 2019	$2,872
Fiscal 2020	3,697
Fiscal 2021	3,678
Fiscal 2022	2,823
Fiscal 2023	2,369
Fiscal 2024	2,094
Thereafter	4,474
Total estimated remaining amortization expense at September 30, 2018	$22,007
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Credit Agreement includes a Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, or "Covenant EBITDA,"over the previous four quarters. For the four quarters ended September 30, 2018, Covenant EBITDA was $31.3 million. Consolidated Funded Indebtedness at September 30, 2018 was $39.2 million.
Availability under the senior secured revolving credit facility at September 30, 2018 was as follows:

	September 30, 2018	June 30, 2018
	(In thousands)
Senior secured revolving credit facility	$300,000	$300,000
Capacity constraint due to the Leverage Ratio	206,208	189,741
Capacity under the credit facility	93,792	110,259
Borrowings outstanding	1,549	—
Letters of credit	37,684	37,073
Availability under the senior secured revolving credit facility	$54,559	$73,186
At September 30, 2018, the Company was in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.
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
The SEC staff issued SAB 118 which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period that should not extend beyond one year from the Act’s enactment date for companies to complete the accounting under ASC 740. As of September 30, 2018, we have not completed our accounting for the tax effect of the Act. In accordance with SAB 118 and as discussed below, we have reflected the income tax effects of the those items where the accounting is complete; have recorded a provisional amount with regards for those items where the accounting is not complete but we have made a reasonable estimate; and have continued to account for items based on our existing accounting under ASC 740 in those areas where we have not been able to make a reasonable estimate.
Accounting Complete
Deferred Taxes Remeasurement
We remeasured our domestic deferred tax assets and liabilities based on the rates at which we expect them to reverse in the future. At June 30, 2018, we completed the remeasurement of our domestic deferred tax assets and liabilities which resulted in an income tax benefit of $0.5 million included in fiscal 2018.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accounting not Complete - Provisional Amount Recorded
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
Global Intangible Low-Tax Income (“GILTI”)
The Act creates a new requirement that certain income earned by controlled foreign corporations must be included currently in the gross income of the U.S. shareholder. Because of the complexity of the new GILTI rules, we are continuing to evaluate this provision of the Act and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice of either: 1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred or 2) factoring such amounts into the measurement of our deferred taxes. Our preliminary analysis indicates that we will treat GILTI taxes as a current period expense when incurred. Currently we project the tax impact of GILTI for fiscal 2019 to be immaterial.
Accounting not Complete - Using Existing Accounting Under ASC 740
Valuation Allowances on Foreign Tax Credit Carryforwards
We are currently assessing and have not completed our analysis of how various aspects of the Act such as deemed repatriation of foreign income, base erosion and anti-abuse tax (“BEAT”), deduction for foreign-derived intangible income (“FDII”), and new categories of foreign tax credits affect our ability to utilize our existing foreign tax credit carryforwards before they expire. Currently, we have stated our foreign tax credits at the amount at which we are more likely than not to realize the tax benefit before consideration of the tax law changes under the Act. Our completed analysis may result in an increased valuation allowance against our current foreign tax credit carryforwards.
Indefinite Reinvestment Assertion
Currently we do not provide for outside basis differences under the indefinite reinvestment assertion of ASC 740-30. Our complete analysis of the Act may require us to provide for additional taxes to basis differences or withholding taxes on remitted foreign earnings.
Effective Tax Rate
Our effective tax rate for the three months ended September 30, 2018 was 16.4% compared to 44.5% in the same period last year. The effective tax rate for the three months ended September 30, 2018 was positively impacted by $0.3 million of excess tax benefits related to the vesting of stock-based compensation awards. The effective tax rate for the three months ended September 30, 2017 was negatively impacted by a higher mix of income in the U.S., which was taxed at a higher rate than the Company's foreign operations. In addition, the prior year effective tax rate was negatively affected by a $0.5 million tax shortfall on the vesting of stock-based compensation awards. We expect our effective income tax rate to be approximately 27.0% during fiscal 2019.
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
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $18.8 million at September 30, 2018 and $15.0 million at June 30, 2018. Generally, collection of amounts related to unpriced change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.
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
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended
	September 30, 2018	September 30, 2017
	(In thousands, except per share data)
Basic EPS:
Net income	$2,305	$3,824
Weighted average shares outstanding	26,921	26,655
Basic earnings per share	$0.09	$0.14
Diluted EPS:
Weighted average shares outstanding – basic	26,921	26,655
Dilutive stock options	31	10
Dilutive nonvested deferred shares	637	97
Diluted weighted average shares	27,589	26,762
Diluted earnings per share	$0.08	$0.14

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended
	September 30, 2018	September 30, 2017
	(In thousands)
Nonvested deferred shares	167	718

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9 – Segment Information
We operate our business through four reportable segments: Electrical Infrastructure; Oil Gas & Chemical; Storage Solutions; and Industrial.
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
The Oil Gas & Chemical segment serves customers primarily in the downstream and midstream petroleum industries who are engaged in refining crude oil and processing, fractionating, and marketing of natural gas and natural gas liquids. We also perform work in the petrochemical, upstream petroleum, and sulfur extraction, recovery and processing markets. Our services include turnarounds, plant maintenance, engineering and capital construction. We also offer industrial cleaning services including hydro-blasting, hydro-excavating, advanced chemical cleaning and vacuum services.
The Storage Solutions segment consists of work related to aboveground storage tanks ("AST") and terminals. Also included in this segment are cryogenic and other specialty storage tanks and terminals including liquefied natural gas, liquid nitrogen/liquid oxygen, liquid petroleum, other specialty vessels such as spheres as well as marine structures and truck and rail loading/offloading facilities. Our services include engineering, fabrication and construction, maintenance and repair, which includes planned and emergency services for both tanks and full terminals. Finally, we offer AST products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.
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
The Company evaluates performance and allocates resources based on operating income. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies footnote included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018. Intersegment sales and transfers are recorded at cost; therefore, no intersegment profit or loss is recognized.
Segment assets consist primarily of cash and cash equivalents, accounts receivable, CIE/BIE, property, plant and equipment, goodwill and other intangible assets.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Results of Operations
(In thousands)

	Three Months Ended
	September 30, 2018	September 30, 2017
Gross revenues
Electrical Infrastructure	$44,701	$79,971
Oil Gas & Chemical	75,562	85,861
Storage Solutions	113,767	71,572
Industrial	85,557	33,271
Total gross revenues	$319,587	$270,675
Less: Inter-segment revenues
Oil Gas & Chemical	$71	$208
Storage Solutions	1,005	557
Total inter-segment revenues	$1,076	$765
Consolidated revenues
Electrical Infrastructure	$44,701	$79,971
Oil Gas & Chemical	75,491	85,653
Storage Solutions	112,762	71,015
Industrial	85,557	33,271
Total consolidated revenues	$318,511	$269,910
Gross profit
Electrical Infrastructure	$3,383	$8,267
Oil Gas & Chemical	5,625	11,038
Storage Solutions	9,553	7,540
Industrial	4,860	2,046
Total gross profit	$23,421	$28,891
Operating income (loss)
Electrical Infrastructure	$657	$3,577
Oil Gas & Chemical	514	4,134
Storage Solutions	285	(75)
Industrial	764	(315)
Total operating income	$2,220	$7,321
Total assets by segment were as follows:

	September 30, 2018	June 30, 2018
Electrical Infrastructure	$159,595	$161,207
Oil Gas & Chemical	109,417	111,064
Storage Solutions	163,125	149,695
Industrial	61,080	58,816
Unallocated assets	93,977	77,251
Total segment assets	$587,194	$558,033

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES
Except for the Revenue Recognition accounting policy which has been updated for the adoption the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), there have been no material changes in our critical accounting policies from those reported in our fiscal 2018 Annual Report on Form 10-K filed with the SEC. For more information on our critical accounting policies, see Part II, Item 7 of our fiscal 2018 Annual Report on Form 10-K. The following section provides certain information with respect to our critical accounting estimates as of the close of our most recent quarterly period.
Revenue Recognition
General Information about our Contracts with Customers
Our revenues come from contracts to provide engineering, procurement, construction, repair and maintenance and other services. Our engineering, procurement and construction services are usually provided in association with capital projects, which commonly are fixed price contracts and are billed based on project milestones. Our repair and maintenance services typically are cost reimbursable or time and material based contracts and are billed monthly or, for projects of short duration, at the conclusion of the project. The elapsed time from award to completion of performance may be in excess of one year for capital projects.
Step 1: Contract Identification
We do not recognize revenue unless we have identified a contract with a customer. A contract with a customer exists when it has approval and commitment from both parties, the rights and obligations of the parties are identified, payment terms are identified, the contract has commercial substance, and collectibility is probable. We also evaluate whether a contract should be combined with other contracts and accounted for as one single contract. This evaluation requires judgment and could change the timing of the amount of revenue and profit recorded for a given period.
Step 2: Identify Performance Obligations
Next, we identify each performance obligation in the contract. A performance obligation is a promise to provide a distinct good or service or a series of distinct goods or services to the customer. Revenue is recognized separately for each performance obligation in the contract. Many of our contracts have one clearly identifiable performance obligation. However, many of our contracts provide the customer an integrated service that includes two or more of the following services: engineering, procurement, fabrication, construction, repair and maintenance services. For these contracts, we do not consider the integrated services to be distinct within the context of the contract when the separate scopes of work combine into a single commercial objective or capability for the customer. Accordingly, we generally identify one performance obligation in our contracts. The determination of the number of performance obligations in a contract requires significant judgment and could change the timing of the amount of revenue and profit recorded for a given period.
Step 3: Determine Contract Price
After determining the performance obligations in the contract, we determine the contract price. The contract price is the amount of consideration we expect to receive from the customer for completing the performance obligation(s). In a fixed price contract, the contract price is a single lump-sum amount. In reimbursable and time and materials based contracts, the contract price is determined by the agreed upon rates or reimbursements for time and materials expended in completing the performance obligations(s) in the contract.
A number of our contracts contain various cost and performance incentives and penalties that can either increase or decrease the contract price. These variable consideration amounts are generally earned or incurred based on certain performance metrics, most commonly related to project schedule or cost targets. We estimate variable consideration at the most likely amount of additional consideration to be received (or paid in the case of penalties), provided that meeting the variable condition is probable. We include estimated amounts of variable consideration in the contract price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the contract price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. We reassess the amount of variable consideration each accounting period until the uncertainty associated with the variable consideration is resolved. Changes in the assessed amount of variable consideration are accounted for prospectively as a cumulative adjustment to revenue recognized in the current period.

Step 4: Assign Contract Price to Performance Obligations
After determining the price of the contract, we assign the contract price to the performance obligation(s) in the contract. Since nearly all of our contracts have only one performance obligation, all of the contract price is assigned to the single performance obligation. If a contract has multiple performance obligations, we assign the contract price to each performance obligation based on the stand-alone selling prices of the distinct services that comprise each performance obligation.
Step 5: Recognize Revenue as Performance Obligations are Satisfied
We record revenue for contracts with our customers as we satisfy the contracts' performance obligations. We recognize revenue on performance obligations associated with fixed price contracts for engineering, procurement and construction services over time since these services create or enhance assets the customer controls as they are being created or enhanced. We measure progress of satisfying these performance obligations by using the percentage-of-completion method, which is based on costs incurred to date compared to the total estimated costs at completion, since it best depicts the transfer of control of assets being created or enhanced to the customer.
We recognize revenue over time for reimbursable and time and material based repair and maintenance contracts since the customer simultaneously receives and consumes the benefit of those services as we perform work under the contract. As a practical expedient allowed under ASC 606, we record revenue for these contracts in the amount to which we have a right to invoice for the services performed provided that we have a right to consideration from the customer in an amount that corresponds directly with the value of the performance completed to date.
Costs incurred may include direct labor, direct materials, subcontractor costs and indirect costs, such as salaries and benefits, supplies and tools, equipment costs and insurance costs. Indirect costs are charged to projects based upon direct costs and overhead allocation rates per dollar of direct costs incurred or direct labor hours worked. Typically, customer contracts will include standard warranties that provide assurance that products and services will function as expected. The Company does not sell separate warranties.
We have numerous contracts that are in various stages of completion which require estimates to determine the forecasted costs at completion. Due to the nature of the work left to be performed on many of our contracts, the estimation of total cost at completion for fixed price contracts is complex, subject to many variables and requires significant judgment. Estimates of total cost at completion are made each period and changes in these estimates are accounted for prospectively as cumulative adjustments to revenue recognized in the current period. If estimates of costs to complete fixed price contracts indicate a loss, a provision is made through a contract write-down for the total loss anticipated.
Change Orders
Contracts are often modified through change orders, which are changes to the agreed upon scope of work. Most of our change orders, which may be priced or unpriced, are for goods or services that are not distinct from the existing contract due to the significant integration of services provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a change order on the contract price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis. For unpriced change orders, we estimate the increase or decrease to the contract price using the variable consideration method described in the Step 3: Determine Contract Price paragraph above. Unpriced change orders are more fully discussed in Note 7 - Commitments and Contingencies.
Claims
Sometimes we seek claims for amounts in excess of the contract price for delays, errors in specifications and designs, contract terminations, change orders in dispute or other causes of additional costs incurred by us. Recognition of amounts as additional contract price related to claims is appropriate only if there is a legal basis for the claim. The determination of our legal basis for a claim requires significant judgment. We estimate the change to the contract price using the variable consideration method described in the Step 3: Determine Contract Price paragraph above. Claims are more fully discussed in Note 7 - Commitments and Contingencies.
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $18.8 million at September 30, 2018 and $15.0 million at June 30, 2018. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.

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
Legal costs are expensed as incurred.
Goodwill
Goodwill represents the excess of the purchase price of acquisitions over the acquisition date fair value of the net identifiable tangible and intangible assets acquired. In accordance with current accounting guidance, goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level, which is a level below our reportable segments.
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
The Company did not note any impairment indicators as of September 30, 2018. However, if our market view of project opportunities or gross margins deteriorates materially from the date of our last test, the Company may need to perform an interim analysis, which could result in the recognition of an additional material impairment to goodwill.
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
We are currently evaluating the ASU's expected impact on our financial statements. As of June 30, 2018 the Company had $33.1 million of future minimum lease payments under non-cancelable operating leases, primarily for facilities. See Note 8 of Item 8. Financial Statements and Supplementary Data in our 2018 Form 10-K for more information about the timing and amount of future operating lease payments, which we believe is indicative of the materiality of adoption of the ASU to our financial statements.
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
Accounting Standards Update 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting
In May 2017, the FASB issued ASU 2017-09 which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Entities should apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The Company adopted ASU 2017-09 on July 1, 2018, which did not have a material impact on our financial position, results of operations or cash flows.

RESULTS OF OPERATIONS
Overview
We operate our business through four reportable segments: Electrical Infrastructure; Oil Gas & Chemical; Storage Solutions; and Industrial.
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
The Oil Gas & Chemical segment serves customers primarily in the downstream and midstream petroleum industries who are engaged in refining crude oil and processing, fractionating, and marketing of natural gas and natural gas liquids. We also perform work in the petrochemical, upstream petroleum, and sulfur extraction, recovery and processing markets. Our services include turnarounds, plant maintenance, engineering and capital construction. We also offer industrial cleaning services including hydro-blasting, hydro-excavating, advanced chemical cleaning and vacuum services.
The Storage Solutions segment consists of work related to aboveground storage tanks ("AST") and terminals. Also included in this segment are cryogenic and other specialty storage tanks and terminals including liquefied natural gas, liquid nitrogen/liquid oxygen, liquid petroleum, other specialty vessels such as spheres as well as marine structures and truck and rail loading/offloading facilities. Our services include engineering, fabrication and construction, maintenance and repair, which includes planned and emergency services for both tanks and full terminals. Finally, we offer AST products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.
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
Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Consolidated
Consolidated revenue was $318.5 million for the three months ended September 30, 2018, compared to $269.9 million in the same period in the prior fiscal year. On a segment basis, consolidated revenue increased in the Industrial and Storage Solutions segments by $52.3 million and $41.8 million, respectively. These increases were partially offset by decreases in consolidated revenue for the Electrical and Oil Gas & Chemical segments of $35.3 million and $10.2 million.
Consolidated gross profit decreased to $23.4 million in the three months ended September 30, 2018 compared to $28.9 million in the same period in the prior fiscal year. Gross margin decreased to 7.4% in the three months ended September 30, 2018 compared to 10.7% in the same period in the prior fiscal year. Fiscal 2019 gross margin was negatively impacted by lower margin work bid in a highly competitive environment in prior periods and lower than previously forecasted margins on a limited number of those projects.
Consolidated SG&A expenses were $21.2 million in the three months ended September 30, 2018 compared to $21.6 million in the same period a year earlier. The decrease was attributable to lower amortization expense on intangible assets that fully amortized in fiscal 2018 and lower professional fees, partially offset by higher compensation expense.
Interest expense was $0.3 million in the three months ended September 30, 2018 compared to $0.6 million in the same period a year ago. The decrease was due to a lower average debt balance during the three months ended September 30, 2018. Interest income was $0.3 million in the three months ended September 30, 2018 compared to less than $0.1 million in the same period a year ago due to an increase in our average cash balance and higher interest rates.
Our effective tax rate for the three months ended September 30, 2018 was 16.4% compared to 44.5% in the same period last year. The effective tax rate for the three months ended September 30, 2018 was positively impacted by $0.3 million of excess tax benefits related to the vesting of stock-based compensation awards. The effective tax rate for the three months ended September 30, 2017 was negatively impacted by a higher mix of income in the U.S., which was taxed at a higher rate than the Company's foreign operations. In addition, the prior year effective tax rate was negatively affected by a $0.5 million tax shortfall related to the vesting of stock-based compensation awards. We expect our effective income tax rate to be approximately 27.0% for the balance of fiscal 2019.

For the three months ended September 30, 2018, net income and the related fully diluted earnings per share were $2.3 million and $0.08, respectively, compared to net income and related fully diluted earnings per share of $3.8 million and $0.14, respectively, in the same period a year earlier.
Electrical Infrastructure
Revenue for the Electrical Infrastructure segment decreased $35.3 million to $44.7 million in the three months ended September 30, 2018 compared to $80.0 million in the same period a year earlier. The decrease is primarily due to a decline in EPC power generation work attributable to a large power generating facility that was completed in fiscal 2018. The segment gross margin was 7.6% in fiscal 2019 and 10.3% in fiscal 2018. Fiscal 2019 segment gross margin was negatively impacted by lower direct margins due to working off the backlog that was awarded during a period of increased competition and under recovery of construction overhead costs due to lower than anticipated volumes.
Oil Gas & Chemical
Revenue for the Oil Gas & Chemical segment was $75.5 million in the three months ended September 30, 2018 compared to $85.7 million in the same period a year earlier. The decrease of $10.2 million is primarily due to lower levels of capital work, partially offset by higher volumes of turnarounds and maintenance work. The segment gross margin was 7.5% for the three months ended September 30, 2018 compared to 12.9% in the same period last year. The fiscal 2019 segment gross margin was negatively impacted by lower direct margins due to higher relative levels of lower margin maintenance work, partially offset by improved recovery of construction overhead costs. The fiscal 2018 gross margin was positively impacted by strong project execution, project closeouts and a more favorable mix of higher margin engineering work.
Storage Solutions
Revenue for the Storage Solutions segment was $112.8 million in the three months ended September 30, 2018 compared to $71.0 million in the same period a year earlier, an increase of $41.8 million. The increase in segment revenue is primarily a result of increased tank and terminal construction revenue and higher volumes of tank repair and maintenance work. The segment gross margin was 8.5% in the three months ended September 30, 2018 and 10.6% in the three months ended September 30, 2017. The fiscal 2019 segment gross margin was negatively impacted by a mix of lower margin work that was bid in a highly competitive environment in prior periods, lower than previously forecasted margins on a limited number of those projects, and, while improved from fiscal 2018, an under recovery of construction overhead costs.
Industrial
Revenue for the Industrial segment increased $52.3 million to $85.6 million in the three months ended September 30, 2018 compared to $33.3 million in the same period a year earlier. The increase in revenue is primarily attributable to higher business volumes in the iron and steel industry and increased thermal vacuum chamber work. The segment gross margin was 5.7% in the three months ended September 30, 2018 compared to 6.1% in the same period a year earlier. The fiscal 2019 segment gross margin was negatively impacted by cost escalation on a capital project that was bid in a highly competitive environment and low margin revenue associated with an iron and steel project.
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
The following table provides a summary of changes in our backlog for the three months ended September 30, 2018:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2018	$113,957	$227,452	$613,360	$263,827	$1,218,596
Project awards	39,589	37,531	85,139	47,128	209,387
Revenue recognized	(44,701)	(75,491)	(112,762)	(85,557)	(318,511)
Backlog as of September 30, 2018	$108,845	$189,492	$585,737	$225,398	$1,109,472
Book-to-bill ratio(1)	0.9	0.5	0.8	0.6	0.7

(1)	Calculated by dividing project awards by revenue recognized during the period.
Project awards in all segments are cyclical and are typically the result of a sales process that can take several months or years to complete. It is common for awards to shift from one period to another as the timing of awards is dependent upon a number of factors including changes in market conditions, permitting, off take agreements, project financing and other factors. Backlog volatility may increase for some segments from time to time when individual project awards are less frequent, but more significant. The level of awards presented above represents only a three month period and, based on our view of the market and project funnel, is not indicative of the longer term opportunities available to us.
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

A reconciliation of EBITDA to net income follows:

	Three Months Ended
	September 30, 2018	September 30, 2017
	(In thousands)
Net income	$2,305	$3,824
Interest expense	292	618
Provision for income taxes	451	3,067
Depreciation and amortization	4,543	5,593
EBITDA	$7,591	$13,102

LIQUIDITY AND CAPITAL RESOURCES
Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity as of September 30, 2018 were cash on hand, capacity under our senior secured revolving credit facility and cash generated from operations before consideration of changes in working capital. Cash on hand at September 30, 2018 totaled $74.7 million and availability under the senior secured revolving credit facility totaled $54.6 million resulting in available liquidity of $129.3 million as of September 30, 2018. The Company's liquidity continues to be adequate to support its short-term needs and long-term strategic growth plans.
The following table provides a summary of changes in our liquidity for the three months ended September 30, 2018 (in thousands):

Liquidity as of June 30, 2018	$137,243
Net increase in cash	10,679
Increase in credit facility capacity constraint	(16,467)
Net borrowings on credit facility	(1,533)
Increase in letters of credit outstanding	(611)
Foreign currency translation of outstanding borrowings	(16)
Liquidity as of September 30, 2018	$129,295
A detailed discussion of our credit agreement is provided under the caption "Senior Secured Revolving Credit Facility" included in this Liquidity and Capital Resources section of the Form 10-Q.
Factors that routinely impact our short-term liquidity and may impact our long-term liquidity include, but are not limited to:

•
Changes in costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs due to contract terms that determine the timing of billings to customers and the collection of those billings:

•	Some cost plus and fixed price customer contracts are billed based on milestones which may require us to incur significant expenditures prior to collections from our customers.

•	Time and material contracts are normally billed in arrears. Therefore, we are routinely required to carry these costs until they can be billed and collected.

•	Some of our large construction projects may require security in the form of letters of credit or significant retentions. The timing of collection of retentions is often uncertain.

•	Other changes in working capital

•	Capital expenditures
Other factors that may impact both short and long-term liquidity include:

•	Acquisitions and disposals of businesses

•	Strategic investments in new operations

•	Purchases of shares under our stock buyback program

•	Contract disputes, which can be significant

•	Collection issues, including those caused by weak commodity prices or other factors which can lead to credit deterioration of our customers

•	Capacity constraints under our senior secured revolving credit facility and remaining in compliance with all covenants contained in the credit agreement

•	Cash on hand outside of the United States that cannot be repatriated without incremental taxation.
Cash Flow for the Three Months Ended September 30, 2018
Cash Flows Provided by Operating Activities
Cash provided by operating activities for the three months ended September 30, 2018 totaled $8.8 million. The various components are as follows:

Net Cash Provided by Operating Activities
(In thousands)

Net income	$2,305
Non-cash expenses	6,606
Deferred income tax	362
Cash effect of changes in working capital	(555)
Other	101
Net cash provided by operating activities	$8,819
Working capital changes, net of the effects of a disposal of a business (see Item 1. Financial Statements, Note 3 - Disposals), at September 30, 2018 in comparison to June 30, 2018 include the following:

•
Accounts receivable, net of bad debt expense recognized during the period, increased by $11.3 million during the three months ended September 30, 2018, which decreased cash flows from operating activities. The variance is attributable to the timing of billing and collections and increasing business volumes during the fiscal quarter.

•
Accounts payable increased by $15.3 million during the three months ended September 30, 2018, which increased cash flows from operating activities. The variance is primarily attributable to the timing of vendor payments and increasing business volumes during the fiscal quarter.

•
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") decreased $0.3 million, which increased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") decreased $2.2 million, which decreased cash flows from operating activities. The net change in CIE and BIE decreased cash $1.9 million for the three months ended September 30, 2018. CIE and BIE balances can experience significant fluctuations based on the timing of when job costs are incurred and the invoicing of those job costs to the customer.

Cash Flows Provided by Investing Activities
Investing activities provided $1.5 million of cash in the three months ended September 30, 2018 primarily due to $3.7 million of proceeds from the disposal of a business (see Item 1. Financial Statements, Note 3 - Disposals) and $0.3 million of proceeds from other assets sales, partially offset by $2.5 million of capital expenditures. Capital expenditures consisted of: $1.1 million for transportation and fabrication equipment, $0.9 million for construction equipment, $0.4 million for software and office equipment, and $0.1 million for buildings.
Cash Flows Provided by Financing Activities
Financing activities provided $0.2 million of cash in the three months ended September 30, 2018 primarily due to net borrowings of $1.5 million under our senior secured revolving credit facility and $0.2 million of proceeds from the issuance of common stock under the employee stock purchase plan and proceeds from the exercise of employee stock options. These proceeds were partially offset by the repurchase of $1.5 million of Company stock for payment of withholding taxes due on equity-based compensation.
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
The Credit Agreement includes a Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, or "Covenant EBITDA," over the previous four quarters. For the four quarters ended September 30, 2018, Covenant EBITDA was $31.3 million. Consolidated Funded Indebtedness at September 30, 2018 was $39.2 million.
Covenant EBITDA differs from EBITDA, as reported under "Results of Operations - Non-GAAP Financial Measure," in Item 7 primarily because it permits the Company to:

•	exclude non-cash stock-based compensation expense,

•	include pro forma EBITDA of acquired businesses as if the acquisition occurred at the beginning of the previous four quarters, and

•	exclude certain other extraordinary items, as defined in the Credit Agreement.

Availability under the senior secured revolving credit facility at September 30, 2018 was as follows:

	September 30, 2018	June 30, 2018
	(In thousands)
Senior secured revolving credit facility	$300,000	$300,000
Capacity constraint due to the Senior Leverage Ratio	206,208	189,741
Capacity under the credit facility	93,792	110,259
Borrowings outstanding	1,549	—
Letters of credit	37,684	37,073
Availability under the senior secured revolving credit facility	$54,559	$73,186
At September 30, 2018, the Company was in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.
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
Stock Repurchase Program and Treasury Shares
Treasury Shares
On November 6, 2018, the Board of Directors approved a new stock buyback program (the "November 2018 Program"), which replaced the previous program that had been in place since December 2016 and was set to expire in December 2018. Under the November 2018 Program, the Company may repurchase common stock of the Company in any calendar year commencing with calendar year 2018, up to a maximum of $30.0 million per calendar year provided that the aggregate number of shares repurchased may not exceed 10%, or approximately 2.7 million, of the Company's shares outstanding as of November 6, 2018. The Company may repurchase its stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and is not obligated to purchase any shares. The November 2018 Program will continue unless and until it is modified or revoked by the Board of Directors. No shares have been repurchased under the November 2018 Program or the previous program.
The Company has 868,400 treasury shares as of September 30, 2018 and intends to utilize these treasury shares in connection with equity awards under the Company’s stock incentive plans and for sales to the Employee Stock Purchase Plan.

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

These statements are based on certain assumptions and analyses we made in light of our experience and our historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in our Form 10-K for the fiscal year ended June 30, 2018 and listed from time to time in our filings with the Securities and Exchange Commission;

•	economic, market or business conditions in general and in the oil, gas, power, iron and steel, agricultural and mining industries in particular;

•	delays in the commencement of major projects, whether due to permitting issues or other factors;

•	reduced creditworthiness of our customer base and the higher risk of non-payment of receivables due to volatility of crude oil and other commodity prices which affect our customers' businesses;

•	the inherently uncertain outcome of current and future litigation;

•	the adequacy of our reserves for claims and contingencies;

•	changes in laws or regulations, including the imposition, cancellation or delay of tariffs on imported goods; and

•	other factors, many of which are beyond our control.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in market risk faced by us from those reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed with the Securities and Exchange Commission. For more information on market risk, see Part II, Item 7A in our fiscal 2018 Annual Report on Form 10-K.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2018.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended September 30, 2018.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to a number of legal proceedings. We believe that the nature and number of these proceedings are typical for a company of our size engaged in our type of business and that none of these proceedings will result in a material effect on our business, results of operations, financial condition, cash flows or liquidity.
Item 1A. Risk Factors
There were no material changes in our Risk Factors from those reported in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases made by the Company of its common stock during the first quarter of fiscal year 2019.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (C)
July 1 to July 31, 2018
Share Repurchase Program (A)	—	$—	—	1,014,199
Employee Transactions (B)	196	$19.65	—
August 1 to August 31, 2018
Share Repurchase Program (A)	—	$—	—	1,014,199
Employee Transactions (B)	70,090	$21.38	—
September 1 to September 30, 2018
Share Repurchase Program (A)	—	$—	—	1,014,199
Employee Transactions (B)	2,318	$24.40	—

(A)	Represents shares purchased under our stock buyback program.

(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

(C)
In December 2016, the Board of Directors approved a stock buyback program (the "December 2016 Program"). Under the December 2016 Program, the Company may repurchase common stock of the Company in any calendar year commencing with calendar year 2016 and continuing through calendar year 2018, up to a maximum of $25.0 million per calendar year. The Company may repurchase its stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. As described under the caption “Stock Repurchase Program and Treasury Shares” in the Liquidity and Capital Resources section of Part I, Item 2 of this Form 10-Q, on November 6, 2018, the Board of Directors approved a new stock buyback program (the “November 2018 Program”), which replaced the December 2016 Program. Under the November 2018 Program, the Company may repurchase common stock of the Company in any calendar year commencing with calendar year 2018, up to a maximum of $30.0 million per calendar year provided that the aggregate number of shares repurchased may not exceed 10%, or approximately 2.7 million, of the Company's shares outstanding as of November 6, 2018. The November 2018 Program will continue unless and until it is modified or revoked by the Board of Directors. The amount shown as the maximum number of shares that may yet be purchased was calculated using the closing price of our stock on the last trading day of the quarter and the cumulative limit of $25.0 million remaining under the December 2016 Program, which was still in place as of the end of the quarter.

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
Item 5. Other Information
None
Item 6. Exhibits:

Exhibit No.	Description

Exhibit 10	Form of Restricted Stock Unit Award Agreement for Directors (2018 Stock and Incentive Compensation Plan).

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Exhibit 95:	Mine Safety Disclosure.

Exhibit 101.INS:	XBRL Instance Document.

Exhibit 101.SCH:	XBRL Taxonomy Schema Document.

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date:	November 8, 2018	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer