Form 10-Q
period 2018-12-31
MATRIX SERVICE CO
filed 2019-02-07
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 5, 2019 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,784,327 shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Revenues	$340,568	$282,911	$659,079	$552,821
Cost of revenues	312,682	256,208	607,772	497,227
Gross profit	27,886	26,703	51,307	55,594
Selling, general and administrative expenses	22,359	21,529	43,560	43,099
Operating income	5,527	5,174	7,747	12,495
Other income (expense):
Interest expense	(361)	(819)	(653)	(1,437)
Interest income	274	65	556	104
Other	(22)	(135)	524	14
Income before income tax expense	5,418	4,285	8,174	11,176
Provision (benefit) for federal, state and foreign income taxes	1,486	(247)	1,937	2,820
Net income	$3,932	$4,532	$6,237	$8,356

Basic earnings per common share	$0.15	$0.17	$0.23	$0.31
Diluted earnings per common share	$0.14	$0.17	$0.23	$0.31
Weighted average common shares outstanding:
Basic	27,043	26,771	26,982	26,713
Diluted	27,582	27,078	27,628	26,933
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Net income	$3,932	$4,532	$6,237	$8,356
Other comprehensive income, net of tax:
Foreign currency translation gain (loss) (net of tax benefit of $238 and $176 for the three and six months ended December 31, 2018, respectively, and $20 and $36 for the three and six months ended December 31, 2017, respectively)	(1,069)	429	(668)	1,536
Comprehensive income	$2,863	$4,961	$5,569	$9,892
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	December 31, 2018	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$71,489	$64,057
Accounts receivable, less allowances (December 31, 2018— $6,249 and June 30, 2018—$6,327)	203,574	203,388
Costs and estimated earnings in excess of billings on uncompleted contracts	72,694	76,632
Inventories	7,961	5,152
Income taxes receivable	1,543	3,359
Other current assets	7,578	4,458
Total current assets	364,839	357,046
Property, plant and equipment at cost:
Land and buildings	40,517	40,424
Construction equipment	89,321	89,036
Transportation equipment	48,805	48,339
Office equipment and software	42,297	41,236
Construction in progress	3,040	1,353
Total property, plant and equipment - at cost	223,980	220,388
Accumulated depreciation	(152,387)	(147,743)
Property, plant and equipment - net	71,593	72,645
Goodwill	93,263	96,162
Other intangible assets	21,096	22,814
Deferred income taxes	5,598	4,848
Other assets	13,163	4,518
Total assets	$569,552	$558,033
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	December 31, 2018	June 30, 2018
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$90,712	$79,439
Billings on uncompleted contracts in excess of costs and estimated earnings	115,366	120,740
Accrued wages and benefits	24,735	24,375
Accrued insurance	8,921	9,080
Income taxes payable	—	7
Other accrued expenses	4,698	4,824
Total current liabilities	244,432	238,465
Deferred income taxes	1,272	429
Other liabilities	258	296
Total liabilities	245,962	239,190
Commitments and contingencies
Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of December 31, 2018 and June 30, 2018; 26,778,398 and 26,853,823 shares outstanding as of December 31, 2018 and June 30, 2018	279	279
Additional paid-in capital	131,889	132,198
Retained earnings	217,731	211,494
Accumulated other comprehensive loss	(8,079)	(7,411)
	341,820	336,560
Less: Treasury stock, at cost — 1,109,819 shares as of December 31, 2018, and 1,034,394 shares as of June 30, 2018	(18,230)	(17,717)
Total stockholders' equity	323,590	318,843
Total liabilities and stockholders’ equity	$569,552	$558,033
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	December 31, 2018	December 31, 2017
Operating activities:
Net income	$6,237	$8,356
Adjustments to reconcile net income to net cash provided by operating activities, net of effects from acquisitions and disposals:
Depreciation and amortization	9,126	10,906
Stock-based compensation expense	5,738	4,353
Deferred income tax	(83)	1,657
Gain on disposal of business (Note 3)	(427)	—
Gain on sale of property, plant and equipment	(727)	(103)
Provision for uncollectible accounts	(34)	12
Other	202	194
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects from acquisitions and disposals:
Accounts receivable	(177)	25,489
Costs and estimated earnings in excess of billings on uncompleted contracts	3,580	26,959
Inventories	(2,816)	(788)
Other assets and liabilities	(10,551)	(475)
Accounts payable	8,622	(34,018)
Billings on uncompleted contracts in excess of costs and estimated earnings	(5,243)	(8,751)
Accrued expenses	37	(4,211)
Net cash provided by operating activities	13,484	29,580
Investing activities:
Acquisition of property, plant and equipment	(6,055)	(4,051)
Acquisitions	—	(1,687)
Proceeds from disposal of business (Note 3)	3,885	—
Proceeds from asset sales	923	420
Net cash used by investing activities	$(1,247)	$(5,318)

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	December 31, 2018	December 31, 2017
Financing activities:
Advances under senior secured revolving credit facility	$8,383	$85,669
Repayments of advances under senior secured revolving credit facility	(8,243)	(79,443)
Payment of debt amendment fees	—	(364)
Open market purchase of treasury shares (Note 10)	(3,230)	—
Issuances of common stock	128	—
Proceeds from issuance of common stock under employee stock purchase plan	153	144
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(1,651)	(612)
Net cash provided (used) by financing activities	(4,460)	5,394
Effect of exchange rate changes on cash and cash equivalents	(345)	626
Increase in cash and cash equivalents	7,432	30,282
Cash and cash equivalents, beginning of period	64,057	43,805
Cash and cash equivalents, end of period	$71,489	$74,087
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$255	$665
Interest	$849	$1,340
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$820	$105
Accrual for unsettled stock repurchases (Note 10)	$1,960	$—

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total
Balances, July 1, 2018	$279	$132,198	$211,494	$(17,717)	$(7,411)	$318,843
Net income	—	—	6,237	—	—	6,237
Other comprehensive loss	—	—	—	—	(668)	(668)
Open market purchases of treasury shares (310,532 shares)	—	—	—	(5,190)	—	(5,190)
Treasury shares sold to Employee Stock Purchase Plan (7,447 shares)	—	19	—	134	—	153
Exercise of stock options (12,500 shares)	—	(126)	—	254	—	128
Issuance of deferred shares (292,578 shares)	—	(5,940)	—	5,940	—	—
Treasury shares purchased to satisfy tax withholding obligations (77,418 shares)	—	—	—	(1,651)	—	(1,651)
Stock-based compensation expense	—	5,738	—	—	—	5,738
Balances, December 31, 2018	$279	$131,889	$217,731	$(18,230)	$(8,079)	$323,590

Balances, July 1, 2017	$279	$128,419	$222,974	$(22,539)	$(7,324)	$321,809
Net income	—	—	8,356	—	—	8,356
Other comprehensive income	—	—	—	—	1,536	1,536
Treasury shares sold to Employee Stock Purchase Plan (12,283 shares)	—	(109)	—	253	—	144
Issuance of deferred shares (250,874 shares)	—	(4,428)	—	4,428	—	—
Treasury shares purchased to satisfy tax withholding obligations (52,043 shares)	—	—	—	(612)	—	(612)
Stock-based compensation expense	—	4,353	—	—	—	4,353
Balances, December 31, 2017	$279	$128,235	$231,330	$(18,470)	$(5,788)	$335,586
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2018, included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the six-month period ended December 31, 2018 may not necessarily be indicative of the results of operations for the full year ending June 30, 2019.
Significant Accounting Policies
We have updated our revenue recognition accounting policy as a result of adopting the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) on July 1, 2018. Our other significant accounting policies are detailed in "Note 1 - Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended June 30, 2018.
Revenue Recognition
Adoption of New Revenue Recognition Standard
The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) on July 1, 2018. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most previous revenue recognition guidance, including industry-specific guidance, and is applicable to all of the Company's contracts with customers. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." The Company used the modified retrospective method of application. Under the modified retrospective method, revenue recognized on completed contracts is not restated, however contracts in progress are accounted for as if they were under this new standard at inception. Any difference between historical revenue and revenue under the new standard is recorded as a cumulative effect adjustment to retained earnings as of the date of adoption. The cumulative impact of adopting Topic 606 was immaterial and did not require an adjustment to retained earnings. See Note 2 – Revenue for new disclosures required as a result of adopting Topic 606.
General Information about our Contracts with Customers
Our revenues come from contracts to provide engineering, procurement, fabrication and construction, repair and maintenance and other services. Our engineering, procurement and fabrication and construction services are usually provided in association with capital projects, which commonly are fixed price contracts and are billed based on project milestones. Our repair and maintenance services typically are cost reimbursable or time and material based contracts and are billed monthly or, for projects of short duration, at the conclusion of the project. The elapsed time from award to completion of performance may be in excess of one year for capital projects.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Step 2: Identify Performance Obligations
Next, we identify each performance obligation in the contract. A performance obligation is a promise to provide a distinct good or service or a series of distinct goods or services to the customer. Revenue is recognized separately for each performance obligation in the contract. Many of our contracts have one clearly identifiable performance obligation. However, many of our contracts provide the customer an integrated service that includes two or more of the following services: engineering, procurement, fabrication, construction, repair and maintenance services. For these contracts, we do not consider the integrated services to be distinct within the context of the contract when the separate scopes of work combine into a single commercial objective or capability for the customer. Accordingly, we generally identify one performance obligation in our contracts. The determination of the number of performance obligations in a contract requires significant judgment and could change the timing of the amount of revenue recorded for a given period.
Step 3: Determine Contract Price
After determining the performance obligations in the contract, we determine the contract price. The contract price is the amount of consideration we expect to receive from the customer for completing the performance obligation(s). In a fixed price contract, the contract price is a single lump-sum amount. In reimbursable and time and materials based contracts, the contract price is determined by the agreed upon rates or reimbursements for time and materials expended in completing the performance obligation(s) in the contract.
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
Step 4: Assign Contract Price to Performance Obligations
After determining the contract price, we assign such price to the performance obligation(s) in the contract. If a contract has multiple performance obligations, we assign the contract price to each performance obligation based on the stand-alone selling prices of the distinct services that comprise each performance obligation.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Recently Issued Accounting Standards
Accounting Standards Update 2016-02, Leases (Topic 842)
On February 25, 2016, the FASB issued ASU 2016-02 that amends accounting for leases. Under the new guidance, lessees will recognize the following for all leases (with the exception of short-term leases) at the lease commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company plans to apply the new leases standard using the modified retrospective method, which recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the amendments is permitted, but we do not plan to do so at this time.
We do not expect the ASU to have a material impact to the amount or pattern of recognition of the Company's earnings or cash flows. However, we do expect the ASU to have a material impact to the Company's balance sheet. As of June 30, 2018, the Company had $33.1 million of future minimum lease payments under non-cancelable operating leases, primarily for facilities. See Note 8 of Item 8. Financial Statements and Supplementary Data in our 2018 Form 10-K for more information about the timing and amount of future operating lease payments. We also have month-to-month rentals of equipment that are used directly on our job sites. At this time, we believe most of these rentals will not be capitalized; however our analysis is not yet complete and we cannot yet quantify the impact to our balance sheet. Our conclusions are preliminary and could change as we continue with the implementation.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
On June 16, 2016, the FASB issued ASU 2016-13, which will change how the Company accounts for credit losses, including those related to its trade accounts receivable. The amendments in this update require a financial asset (or a group of financial assets) to be presented at the net amount expected to be collected. The income statement will reflect any increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount.
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
The amendments in this update are effective for the Company on July 1, 2020 and the Company may early adopt on July 1, 2019, but does not plan to do so at this time. The Company must apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. At this time, the Company does not expect this update to have a material impact to its estimate of the allowance for uncollectible accounts.
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
Note 2 – Revenue
Remaining Performance Obligations
The Company had $882.4 million of remaining performance obligations yet to be satisfied as of December 31, 2018. The Company expects to recognize $739.0 million of its remaining performance obligations as revenue within the next twelve months.
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

	December 31, 2018	June 30, 2018	Change
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$72,694	$76,632	$(3,938)
Billings on uncompleted contracts in excess of costs and estimated earnings	(115,366)	(120,740)	5,374
Net contract liabilities	$(42,672)	$(44,108)	$1,436
The difference between the beginning and ending balances of the Company's CIE and BIE primarily results from the timing of the Company's performance and its billings. The amount of revenue recognized during the six months ended December 31, 2018 that was included in the prior period BIE balance was $94.8 million. This revenue consists primarily of work performed during the period on contracts with customers that had advance billings.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Gross amounts of contact assets and liabilities on uncompleted contracts are as follows:

	December 31, 2018	June 30, 2018
	(in thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$2,089,319	$2,081,799
Billings on uncompleted contracts	2,131,991	2,125,907
Net contract liabilities	$(42,672)	$(44,108)
Progress billings in accounts receivable at December 31, 2018 and June 30, 2018 included retentions to be collected within one year of $21.3 million and $25.9 million, respectively. Contract retentions collectible beyond one year are included in other assets in the Condensed Consolidated Balance Sheet and totaled $11.7 million as of December 31, 2018 and $2.6 million as of June 30, 2018.
Disaggregated Revenue
Revenue disaggregated by reportable segment is presented in Note 9 - Segment Information. The following table presents revenue disaggregated by the geographic area where the work was performed:

	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(In thousands)
United States	$329,513	$259,072	$639,650	$480,845
Canada	9,714	22,996	16,795	69,855
Other international	1,341	843	2,634	2,121
Total Revenue	$340,568	$282,911	$659,079	$552,821
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Intangible Assets Including Goodwill
Goodwill
The changes in the carrying value of goodwill by segment are as follows:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Net balance at June 30, 2018	$24,826	$33,604	$16,760	$20,972	$96,162
Disposal of business(1)	—	(2,775)	—	—	(2,775)
Translation adjustment(2)	(43)	—	(73)	(8)	(124)
Net balance at December 31, 2018	$24,783	$30,829	$16,687	$20,964	$93,263

(1)
In August 2018, the Company disposed of a business that marketed process heating equipment. See Note 3 - Disposals for more information about the disposal. The business disposed of constituted its own reporting unit and the amount of goodwill written off was all of the goodwill assigned to that reporting unit. None of the goodwill was considered impaired since the Company recorded a gain on the disposal.

(2)
The translation adjustments relate to the periodic translation of Canadian Dollar and South Korean Won denominated goodwill recorded as a part of prior acquisitions in Canada and South Korea, in which the local currency was determined to be the functional currency.

The Company did not note any impairment indicators as of December 31, 2018. However, if our market view of project opportunities or gross margins deteriorates materially from the date of our last test, the Company may need to perform an interim analysis, which could result in the recognition of a material impairment to goodwill in future periods.
Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At December 31, 2018
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,579	$(1,691)	$888
Customer-based	6 to 15	38,416	(18,235)	20,181
Non-compete agreements	4	1,453	(1,426)	27
Total amortizing intangible assets		$42,448	$(21,352)	$21,096

		At June 30, 2018
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	9 to 15	$2,579	$(1,603)	$976
Customer-based	6 to 15	38,562	(16,763)	21,799
Non-compete agreements	4	1,453	(1,414)	39
Total amortizing intangible assets		$42,594	$(19,780)	$22,814

Amortization expense totaled $0.8 million and $1.7 million during the three and six months ended December 31, 2018 and $1.4 million and $3.0 million during the three and six months ended December 31, 2017, respectively.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

We estimate that the remaining amortization expense related to December 31, 2018 amortizing intangible assets will be as follows (in thousands):

Period ending:
Remainder of Fiscal 2019	$1,858
Fiscal 2020	3,706
Fiscal 2021	3,686
Fiscal 2022	2,854
Fiscal 2023	2,405
Fiscal 2024	2,113
Thereafter	4,474
Total estimated remaining amortization expense at December 31, 2018	$21,096
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Credit Agreement includes a Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, or "Covenant EBITDA," over the previous four quarters. For the four quarters ended December 31, 2018, Covenant EBITDA was $31.5 million. Consolidated Funded Indebtedness at December 31, 2018 was $28.7 million.
Availability under the senior secured revolving credit facility at December 31, 2018 was as follows:

	December 31, 2018	June 30, 2018
	(In thousands)
Senior secured revolving credit facility	$300,000	$300,000
Capacity constraint due to the Leverage Ratio	205,437	189,741
Capacity under the credit facility	94,563	110,259
Borrowings outstanding	—	—
Letters of credit	28,716	37,073
Availability under the senior secured revolving credit facility	$65,847	$73,186
At December 31, 2018, the Company was in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.
Note 6 – Income Taxes
Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act makes broad and complex changes to the U.S. tax code, which have affected our current results and will affect our future results.
The following are significant changes in the tax code that became effective for the Company beginning July 1, 2018:

•	eliminating the deduction for domestic production activity;

•	limiting the annual deduction for business interest;

•	taxing global intangible low-tax income;

•	allowing a deduction for domestically earned foreign intangible income; and

•	establishing a new base erosion and anti-abuse tax on payments between U.S. taxpayers and foreign related parties.
As of December 31, 2018, we have completed our accounting for the tax effect of the Act as follows:
Deferred Taxes Remeasurement
We remeasured our domestic deferred tax assets and liabilities based on the rates at which we expect them to reverse in the future. At June 30, 2018, we completed the remeasurement of our domestic deferred tax assets and liabilities which resulted in an income tax benefit of $0.5 million included in fiscal 2018.
One-time Transition Tax on Unrepatriated Earnings of Certain Foreign Subsidiaries
The Act includes a one-time transition tax based on our total post-1986 foreign earnings and profits ("E&P") which we have previously deferred from U.S. income taxes. Based on our completed calculations surrounding this tax, we incurred no additional tax related to this provision since our foreign subsidiaries have overall negative E&P.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Global Intangible Low-Tax Income (“GILTI”)
The Act creates a new requirement that certain income earned by controlled foreign corporations must be included currently in the gross income of the U.S. shareholder. Under U.S. GAAP, we have made an accounting policy election to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred instead of factoring such amounts into the measurement of our deferred taxes. For fiscal 2019, we project to have no U.S. taxable income inclusion related to GILTI.
Valuation Allowances on Foreign Tax Credit Carryforwards
We continue to assess our ability to utilize our foreign tax credits in light of the lower U.S. federal income tax rate. As of December 31, 2018, we had $1.5 million of foreign tax credit carryforwards. We have placed a valuation allowance on $0.2 million of credits expiring in fiscal 2019 and fiscal 2020. Of the remaining $1.3 million, $0.6 million will expire in fiscal 2021 and the remaining $0.7 million of credits will expire in fiscal 2023 through fiscal 2025 if not utilized. The majority of these credits were generated by our branch operations in Canada. Future operations of our Canadian branches will impact our ability to utilize these credits.
Indefinite Reinvestment Assertion
We do not provide for outside basis differences under the indefinite reinvestment assertion of ASC 740-30. Based on our analysis of the Act, we do not anticipate the need to provide for additional taxes for basis differences or withholding taxes on remitted foreign earnings in the immediate future.
Effective Tax Rate
Our effective tax rates for the three and six months ended December 31, 2018 were 27.4% and 23.7%, respectively, compared to (5.8)% and 25.2% for the same periods a year ago. The effective tax rate for the three months ended December 31, 2018 was in line with our expected effective tax rate of 27.0% for fiscal 2019. The effective tax rate for the six months ended December 31, 2018 was positively impacted by $0.3 million of excess tax benefits related to the vesting of stock-based compensation awards. The effective tax rates in fiscal 2018 were positively impacted by a one-time $1.2 million deferred taxes remeasurement adjustment in connection with accounting for the Act.
Note 7 – Commitments and Contingencies
Insurance Reserves
The Company maintains insurance coverage for various aspects of its operations. However, exposure to potential losses is retained through the use of deductibles, self-insured retentions and coverage limits.
Typically, our contracts require us to indemnify our customers for injury, damage or loss arising from the performance of our services and provide warranties for materials and workmanship. The Company may also be required to name the customer as an additional insured up to the limits of insurance available, or we may be required to purchase special insurance policies or surety bonds for specific customers or provide letters of credit in lieu of bonds to satisfy performance and financial guarantees on some projects. Matrix maintains a performance and payment bonding line sufficient to support the business. The Company generally requires its subcontractors to indemnify the Company and the Company’s customer and name the Company as an additional insured for activities arising out of the subcontractors’ work. We also require certain subcontractors to provide additional insurance policies, including surety bonds in favor of the Company, to secure the subcontractors’ work or as required by the subcontract.
There can be no assurance that our insurance and the additional insurance coverage provided by our subcontractors will fully protect us against a valid claim or loss under the contracts with our customers.
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $13.2 million million at December 31, 2018 and $15.0 million at June 30, 2018. Generally, collection of amounts related to unpriced change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.

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
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(In thousands, except per share data)
Basic EPS:
Net income	$3,932	$4,532	$6,237	$8,356
Weighted average shares outstanding	27,043	26,771	26,982	26,713
Basic earnings per share	$0.15	$0.17	$0.23	$0.31
Diluted EPS:
Weighted average shares outstanding – basic	27,043	26,771	26,982	26,713
Dilutive stock options	27	34	29	24
Dilutive nonvested deferred shares	512	273	617	196
Diluted weighted average shares	27,582	27,078	27,628	26,933
Diluted earnings per share	$0.14	$0.17	$0.23	$0.31

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(In thousands)
Nonvested deferred shares	1,543	342	1,458	442

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9 – Segment Information
We operate our business through four reportable segments: Electrical Infrastructure; Oil Gas & Chemical; Storage Solutions; and Industrial.
The Electrical Infrastructure segment consists of high voltage services provided to investor owned utilities, including construction of new substations, upgrades of existing substations, short-run transmission line installations, distribution upgrades and maintenance, as well as emergency and storm restoration services. We also provide construction and maintenance services to a variety of power generation facilities, such as combined cycle plants and other natural gas fired power stations.
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
The Storage Solutions segment consists of work related to aboveground storage tanks ("AST") and terminals. Also included in this segment are cryogenic and other specialty storage tanks and terminals including liquefied natural gas, liquid nitrogen/liquid oxygen, liquid petroleum, other specialty vessels such as spheres as well as marine structures and truck and rail loading/offloading facilities. Our services include engineering, fabrication and construction, and maintenance and repair, which includes planned and emergency services for both tanks and full terminals. Finally, we offer AST products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.
The Industrial segment consists of work for integrated iron and steel companies, major mining and minerals companies engaged primarily in the extraction of copper, as well as other companies in aerospace and defense, cement, agriculture and grain, food and other industries. Our services include engineering, fabrication and construction, and maintenance and repair, which includes planned and emergency services. We also design instrumentation and control systems and offer specialized expertise in the design and construction of bulk material handling systems.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Results of Operations
(In thousands)

	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Gross revenues
Electrical Infrastructure	$58,173	$64,852	$102,874	$144,823
Oil Gas & Chemical	87,521	88,396	163,083	174,257
Storage Solutions	126,198	71,233	239,965	142,805
Industrial	70,385	59,260	155,942	92,531
Total gross revenues	$342,277	$283,741	$661,864	$554,416
Less: Inter-segment revenues
Oil Gas & Chemical	$1,234	$37	$1,305	$245
Storage Solutions	475	792	1,480	1,349
Industrial	—	1	—	1
Total inter-segment revenues	$1,709	$830	$2,785	$1,595
Consolidated revenues
Electrical Infrastructure	$58,173	$64,852	$102,874	$144,823
Oil Gas & Chemical	86,287	88,359	161,778	174,012
Storage Solutions	125,723	70,441	238,485	141,456
Industrial	70,385	59,259	155,942	92,530
Total consolidated revenues	$340,568	$282,911	$659,079	$552,821
Gross profit
Electrical Infrastructure	$3,562	$5,541	$6,945	$13,808
Oil Gas & Chemical	9,157	11,768	14,782	22,806
Storage Solutions	11,147	5,298	20,700	12,838
Industrial	4,020	4,096	8,880	6,142
Total gross profit	$27,886	$26,703	$51,307	$55,594
Operating income (loss)
Electrical Infrastructure	$438	$1,079	$1,095	$4,656
Oil Gas & Chemical	3,585	5,198	4,099	9,332
Storage Solutions	1,356	(2,609)	1,641	(2,684)
Industrial	148	1,506	912	1,191
Total operating income	$5,527	$5,174	$7,747	$12,495
Total assets by segment were as follows:

	December 31, 2018	June 30, 2018
Electrical Infrastructure	$147,246	$161,207
Oil Gas & Chemical	96,801	111,064
Storage Solutions	176,634	149,695
Industrial	61,250	58,816
Unallocated assets	87,621	77,251
Total segment assets	$569,552	$558,033

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10 – Equity
In December 2018, the Company repurchased 310,532 shares of its common stock for $5.2 million. However, only $3.2 million of the repurchases were cash settled by December 31, 2018. As a result, the Company recorded a $2.0 million accrual to treasury stock for the unsettled shares that were cash settled in January 2019. This accrual has been disclosed as a non-cash financing activity in the supplemental disclosures section of the Consolidated Statements of Cash Flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES
Except for the Revenue Recognition accounting policy which has been updated for the adoption the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) on July 1, 2018, there have been no material changes in our critical accounting policies from those reported in our fiscal 2018 Annual Report on Form 10-K filed with the SEC. For more information on our critical accounting policies, see Part II, Item 7 of our fiscal 2018 Annual Report on Form 10-K. The following section provides certain information with respect to our critical accounting estimates as of the close of our most recent quarterly period.
Revenue Recognition
General Information about our Contracts with Customers
Our revenues come from contracts to provide engineering, procurement, fabrication and construction, repair and maintenance and other services. Our engineering, procurement and fabrication and construction services are usually provided in association with capital projects, which commonly are fixed price contracts and are billed based on project milestones. Our repair and maintenance services typically are cost reimbursable or time and material based contracts and are billed monthly or, for projects of short duration, at the conclusion of the project. The elapsed time from award to completion of performance may be in excess of one year for capital projects.
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
Step 2: Identify Performance Obligations
Next, we identify each performance obligation in the contract. A performance obligation is a promise to provide a distinct good or service or a series of distinct goods or services to the customer. Revenue is recognized separately for each performance obligation in the contract. Many of our contracts have one clearly identifiable performance obligation. However, many of our contracts provide the customer an integrated service that includes two or more of the following services: engineering, procurement, fabrication, construction, repair and maintenance services. For these contracts, we do not consider the integrated services to be distinct within the context of the contract when the separate scopes of work combine into a single commercial objective or capability for the customer. Accordingly, we generally identify one performance obligation in our contracts. The determination of the number of performance obligations in a contract requires significant judgment and could change the timing of the amount of revenue recorded for a given period.
Step 3: Determine Contract Price
After determining the performance obligations in the contract, we determine the contract price. The contract price is the amount of consideration we expect to receive from the customer for completing the performance obligation(s). In a fixed price contract, the contract price is a single lump-sum amount. In reimbursable and time and materials based contracts, the contract price is determined by the agreed upon rates or reimbursements for time and materials expended in completing the performance obligation(s) in the contract.
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

Step 4: Assign Contract Price to Performance Obligations
After determining the contract price, we assign such price to the performance obligation(s) in the contract. If a contract has multiple performance obligations, we assign the contract price to each performance obligation based on the stand-alone selling prices of the distinct services that comprise each performance obligation.
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
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $13.2 million at December 31, 2018 and $15.0 million at June 30, 2018. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.

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
The Company did not note any impairment indicators as of December 31, 2018. However, if our market view of project opportunities or gross margins deteriorates materially from the date of our last test, the Company may need to perform an interim analysis, which could result in the recognition of a material impairment to goodwill in future periods.
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

Recently Issued Accounting Standards
Accounting Standards Update 2016-02, Leases (Topic 842)
On February 25, 2016, the FASB issued ASU 2016-02 that amends accounting for leases. Under the new guidance, lessees will recognize the following for all leases (with the exception of short-term leases) at the lease commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company plans to apply the new leases standard using the modified retrospective method, which recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the amendments is permitted, but we do not plan to do so at this time.
We do not expect the ASU to have a material impact to the amount or pattern of recognition of the Company's earnings or cash flows. However, we do expect the ASU to have a material impact to the Company's balance sheet. As of June 30, 2018, the Company had $33.1 million of future minimum lease payments under non-cancelable operating leases, primarily for facilities. See Note 8 of Item 8. Financial Statements and Supplementary Data in our 2018 Form 10-K for more information about the timing and amount of future operating lease payments. We also have month-to-month rentals of equipment that are used directly on our job sites. At this time, we believe most of these rentals will not be capitalized; however our analysis is not yet complete and we cannot yet quantify the impact to our balance sheet. Our conclusions are preliminary and could change as we continue with the implementation.
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
The amendments in this update are effective for the Company on July 1, 2020 and the Company may early adopt on July 1, 2019, but does not plan to do so at this time. The Company must apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. At this time, the Company does not expect this update to have a material impact to its estimate of the allowance for uncollectible accounts.
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

RESULTS OF OPERATIONS
Overview
We operate our business through four reportable segments: Electrical Infrastructure; Oil Gas & Chemical; Storage Solutions; and Industrial.
The Electrical Infrastructure segment consists of high voltage services provided to investor owned utilities, including construction of new substations, upgrades of existing substations, short-run transmission line installations, distribution upgrades and maintenance, as well as emergency and storm restoration services. We also provide construction and maintenance services to a variety of power generation facilities, such as combined cycle plants and other natural gas fired power stations.
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
The Storage Solutions segment consists of work related to aboveground storage tanks ("AST") and terminals. Also included in this segment are cryogenic and other specialty storage tanks and terminals including liquefied natural gas, liquid nitrogen/liquid oxygen, liquid petroleum, other specialty vessels such as spheres as well as marine structures and truck and rail loading/offloading facilities. Our services include engineering, fabrication and construction, and maintenance and repair, which includes planned and emergency services for both tanks and full terminals. Finally, we offer AST products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.
The Industrial segment consists of work for integrated iron and steel companies, major mining and minerals companies engaged primarily in the extraction of copper, as well as other companies in aerospace and defense, cement, agriculture and grain, food and other industries. Our services include engineering, fabrication and construction, and maintenance and repair, which includes planned and emergency services. We also design instrumentation and control systems and offer specialized expertise in the design and construction of bulk material handling systems.
Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017
Consolidated
Consolidated revenue was $340.6 million for the three months ended December 31, 2018, compared to $282.9 million in the same period in the prior fiscal year. On a segment basis, consolidated revenue increased in the Storage Solutions and Industrial segments by $55.3 million and $11.2 million, respectively. These increases were partially offset by decreases in consolidated revenue in the Electrical Infrastructure and Oil Gas & Chemical segments of $6.7 million and $2.1 million, respectively.
Consolidated gross profit increased to $27.9 million in the three months ended December 31, 2018 compared to $26.7 million in the same period in the prior fiscal year. Gross margin decreased to 8.2% in the three months ended December 31, 2018 compared to 9.4% in the same period in the prior fiscal year. Fiscal 2019 gross margin was negatively impacted by the wind down of lower margin work awarded in a highly competitive environment in prior periods.
Consolidated SG&A expenses were $22.4 million in the three months ended December 31, 2018 compared to $21.5 million in the same period a year earlier. The increase was attributable to higher compensation expense, partially offset by lower amortization expense on intangible assets that fully amortized in fiscal 2018.
Interest expense was $0.4 million in the three months ended December 31, 2018 compared to $0.8 million in the same period a year ago. The decrease was due to a lower average debt balance during the three months ended December 31, 2018. Interest income was $0.3 million in the three months ended December 31, 2018 compared to $0.1 million in the same period a year ago due to an increase in our average cash balance and higher interest rates.
Our effective tax rate for the three months ended December 31, 2018 was 27.4% compared to (5.8)% in the same period last year. The effective tax rate in fiscal 2019 was in line with our expected effective tax rate of 27.0%. The effective tax rate in fiscal 2018 was positively impacted by a one-time $1.2 million deferred taxes remeasurement adjustment in connection with accounting for the Tax Cuts and Jobs Act.
For the three months ended December 31, 2018, net income and the related fully diluted earnings per share were $3.9 million and $0.14, respectively, compared to net income and related fully diluted earnings per share of $4.5 million and $0.17, respectively, in the same period a year earlier.

Electrical Infrastructure
Revenue for the Electrical Infrastructure segment decreased $6.7 million to $58.2 million in the three months ended December 31, 2018 compared to $64.9 million in the same period a year earlier. The decrease is primarily due to the expected reduction in power generation EPC work, partially offset by an increase in power delivery work. The segment gross margin was 6.1% in fiscal 2019 and 8.5% in fiscal 2018. Fiscal 2019 segment gross margin was negatively impacted by lower than previously forecasted margins on a limited number of projects, lower direct margins due to working off the backlog that was awarded during a period of increased competition and a reduction in the expected recovery on a claim.
Oil Gas & Chemical
Revenue for the Oil Gas & Chemical segment was $86.3 million in the three months ended December 31, 2018 compared to $88.4 million in the same period a year earlier. The decrease of $2.1 million is primarily due to lower levels of capital and engineering work, partially offset by higher volumes of turnarounds and maintenance work. The segment gross margin was 10.6% for the three months ended December 31, 2018 compared to 13.3% in the same period last year. Fiscal 2018 segment gross margin benefited from strong project execution on a capital project.
Storage Solutions
Revenue for the Storage Solutions segment was $125.7 million in the three months ended December 31, 2018 compared to $70.4 million in the same period a year earlier, an increase of $55.3 million. The increase in segment revenue is primarily a result of increased tank and terminal construction work. The segment gross margin was 8.9% in the three months ended December 31, 2018 and 7.5% in the three months ended December 31, 2017. Although improved, fiscal 2019 gross margins were negatively impacted by the wind down of lower margin work awarded in a highly competitive environment in prior periods. The fiscal 2018 segment gross margin was negatively impacted by the under-recovery of construction overhead costs.
Industrial
Revenue for the Industrial segment increased $11.2 million to $70.4 million in the three months ended December 31, 2018 compared to $59.2 million in the same period a year earlier. The increase in revenue is primarily attributable to higher volumes of thermal vacuum chamber work. The segment gross margin was 5.7% in the three months ended December 31, 2018 compared to 6.9% in the same period a year earlier. The fiscal 2019 segment gross margin was negatively impacted by cost escalation on a capital project that was bid in a highly competitive environment and a high volume of lower margin reimbursable work on a capital project.
Six Months Ended December 31, 2018 Compared to the Six Months Ended December 31, 2017
Consolidated
Consolidated revenue was $659.1 million for the six months ended December 31, 2018, compared to $552.8 million in the same period in the prior fiscal year. On a segment basis, consolidated revenue increased in the Storage Solutions and Industrial segments by $97.0 million and $63.4 million, respectively. These increases were partially offset by decreases in consolidated revenue in the Electrical Infrastructure and Oil Gas & Chemical segments of $41.9 million and $12.3 million, respectively.
Consolidated gross profit decreased to $51.3 million in the six months ended December 31, 2018 compared to $55.6 million in the same period in the prior fiscal year. Gross margin decreased to 7.8% in the six months ended December 31, 2018 compared to 10.1% in the same period in the prior fiscal year. Fiscal 2019 gross margin was negatively impacted by the wind down of lower margin work awarded in a highly competitive environment in prior periods and lower than previously forecasted margins on a limited number of those projects.
Consolidated SG&A expenses were $43.6 million in the six months ended December 31, 2018 compared to $43.1 million in the same period a year earlier. The increase was attributable to higher compensation expense, partially offset by lower amortization expense on intangible assets that fully amortized in fiscal 2018.
Interest expense was $0.7 million in the six months ended December 31, 2018 compared to $1.4 million in the same period a year ago. The decrease was due to a lower average debt balance during the six months ended December 31, 2018. Interest income was $0.6 million in the six months ended December 31, 2018 compared to $0.1 million in the same period a year ago due to an increase in our average cash balance and higher interest rates.

Our effective tax rate for the six months ended December 31, 2018 was 23.7% compared to 25.2% in the same period last year. The effective tax rate for the six months ended December 31, 2018 was positively impacted by $0.3 million of excess tax benefits related to the vesting of stock-based compensation awards. The effective tax rate in fiscal 2018 was positively impacted by a one-time $1.2 million deferred taxes remeasurement adjustment in connection with accounting for the Tax Cuts and Jobs Act. We expect our effective income tax rate to be approximately 27.0% for the balance of fiscal 2019.
For the six months ended December 31, 2018, net income and the related fully diluted earnings per share were $6.2 million and $0.23, respectively, compared to net income and related fully diluted earnings per share of $8.4 million and $0.31, respectively, in the same period a year earlier.
Electrical Infrastructure
Revenue for the Electrical Infrastructure segment decreased $41.9 million to $102.9 million in the six months ended December 31, 2018 compared to $144.8 million in the same period a year earlier. The decrease is primarily due to the expected reduction in power generation EPC work, partially offset by an increase in power delivery work. The segment gross margin was 6.8% in fiscal 2019 and 9.5% in fiscal 2018. Fiscal 2019 segment gross margin was negatively impacted by lower than previously forecasted margins on a limited number of projects and lower direct margins due to working off the backlog that was awarded during a period of increased competition.
Oil Gas & Chemical
Revenue for the Oil Gas & Chemical segment was $161.8 million in the six months ended December 31, 2018 compared to $174.1 million in the same period a year earlier. The decrease of $12.3 million is primarily due to lower levels of capital and engineering work, partially offset by higher volumes of turnarounds and maintenance work. The segment gross margin was 9.1% for the six months ended December 31, 2018 compared to 13.1% in the same period last year. Fiscal 2018 segment gross margin benefited from strong project execution on a capital project.
Storage Solutions
Revenue for the Storage Solutions segment was $238.5 million in the six months ended December 31, 2018 compared to $141.5 million in the same period a year earlier, an increase of $97.0 million. The increase in segment revenue is primarily a result of increased tank and terminal construction work. The segment gross margin was 8.7% in the six months ended December 31, 2018 and 9.1% in the six months ended December 31, 2017. Fiscal 2019 gross margins were negatively impacted by the completion of projects awarded at lower margins and lower than previously forecasted margins on a limited number of projects. The fiscal 2018 segment gross margin was negatively impacted by the under-recovery of construction overhead costs.
Industrial
Revenue for the Industrial segment increased $63.4 million to $155.9 million in the six months ended December 31, 2018 compared to $92.5 million in the same period a year earlier. The increase in revenue is primarily attributable to higher volumes of iron and steel and thermal vacuum chamber work. The segment gross margin was 5.7% in the six months ended December 31, 2018 compared to 6.6% in the same period a year earlier. The fiscal 2019 segment gross margin was negatively impacted by cost escalation on a capital project that was bid in a highly competitive environment and a high volume of lower margin reimbursable work on a capital project.
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
The following table provides a summary of changes in our backlog for the three months ended December 31, 2018:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of September 30, 2018	$108,845	$189,492	$585,737	$225,398	$1,109,472
Project awards	52,066	74,656	85,190	65,580	277,492
Revenue recognized	(58,173)	(86,287)	(125,723)	(70,385)	(340,568)
Backlog as of December 31, 2018	$102,738	$177,861	$545,204	$220,593	$1,046,396
Book-to-bill ratio(1)	0.9	0.9	0.7	0.9	0.8

(1)	Calculated by dividing project awards by revenue recognized during the period.

The following table provides a summary of changes in our backlog for the six months ended December 31, 2018:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2018	$113,957	$227,452	$613,360	$263,827	1,218,596
Project awards	91,655	112,187	170,329	112,708	486,879
Revenue recognized	(102,874)	(161,778)	(238,485)	(155,942)	(659,079)
Backlog as of December 31, 2018	$102,738	$177,861	$545,204	$220,593	$1,046,396
Book-to-bill ratio(1)	0.9	0.7	0.7	0.7	0.7

(1)	Calculated by dividing project awards by revenue recognized during the period.
Project awards in all segments are cyclical and are typically the result of a sales process that can take several months or years to complete. It is common for awards to shift from one period to another as the timing of awards is dependent upon a number of factors including changes in market conditions, permitting, off take agreements, project financing and other factors. Backlog volatility may increase for some segments from time to time when individual project awards are less frequent, but more significant. The level of awards presented above only represent interim periods and, based on our view of the market and project funnel, is not indicative of the longer term opportunities available to us.
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

A reconciliation of EBITDA to net income follows:

	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(In thousands)
Net income	$3,932	$4,532	$6,237	$8,356
Interest expense	361	819	653	1,437
Provision for income taxes	1,486	(247)	1,937	2,820
Depreciation and amortization	4,583	5,313	9,126	10,906
EBITDA	$10,362	$10,417	$17,953	$23,519

LIQUIDITY AND CAPITAL RESOURCES
Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity as of December 31, 2018 were cash on hand, capacity under our senior secured revolving credit facility and cash generated from operations before consideration of changes in working capital. Cash on hand at December 31, 2018 totaled $71.5 million and availability under the senior secured revolving credit facility totaled $65.8 million resulting in available liquidity of $137.3 million as of December 31, 2018. The Company's liquidity continues to be adequate to support its short-term needs and long-term strategic growth plans.
The following table provides a summary of changes in our liquidity for the three months ended December 31, 2018 (in thousands):

Liquidity as of September 30, 2018	$129,295
Net decrease in cash	(3,247)
Decrease in credit facility capacity constraint	771
Net repayments on credit facility	1,393
Decrease in letters of credit outstanding	8,968
Foreign currency translation of outstanding borrowings	156
Liquidity as of December 31, 2018	$137,336
The following table provides a summary of changes in our liquidity for the six months ended December 31, 2018 (in thousands):

Liquidity as of June 30, 2018	$137,243
Net increase in cash	7,432
Increase in credit facility capacity constraint	(15,696)
Net borrowings on credit facility	(140)
Decrease in letters of credit outstanding	8,357
Foreign currency translation of outstanding borrowings	140
Liquidity as of December 31, 2018	$137,336
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
Cash Flow for the Six Months Ended December 31, 2018
Cash Flows Provided by Operating Activities
Cash provided by operating activities for the six months ended December 31, 2018 totaled $13.5 million. The various components are as follows:

Net Cash Provided by Operating Activities
(In thousands)

Net income	$6,237
Non-cash expenses	13,676
Deferred income tax	(83)
Cash effect of changes in working capital	(6,548)
Other	202
Net cash provided by operating activities	$13,484
Working capital changes, net of the effects of a disposal of a business (see Item 1. Financial Statements, Note 3 - Disposals), at December 31, 2018 in comparison to June 30, 2018 include the following:

•
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") decreased $3.6 million, which increased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") decreased $5.2 million, which decreased cash flows from operating activities. The net change in CIE and BIE decreased cash $1.6 million for the six months ended December 31, 2018. CIE and BIE balances can experience significant fluctuations based on the timing of when job costs are incurred and the invoicing of those job costs to the customer.

•
Inventories increased $2.8 million, which decreased cash flows from operating activities. The increase in inventories is primarily related to aluminum coil purchased to support our storage tank products business.

•
Other assets and liabilities increased $10.6 million, which decreased cash flows from operating activities. The increase is primarily related to an increase in retentions that are expected to be collected beyond one year in connection with large projects and the annual prepayment of insurance that occurs during the first fiscal quarter.

•
Accounts payable increased by $8.6 million, net of a $2.0 million accrual for unsettled stock repurchases, during the six months ended December 31, 2018, which increased cash flows from operating activities. The variance is primarily attributable to the timing of vendor payments.

Cash Flows Used by Investing Activities
Investing activities used $1.2 million of cash in the six months ended December 31, 2018 primarily due to $6.0 million of capital expenditures, partially offset by $3.9 million of proceeds from the disposal of a business (see Item 1. Financial Statements, Note 3 - Disposals) and $0.9 million of proceeds from other assets sales. Capital expenditures consisted of: $2.7 million for transportation and fabrication equipment, $1.7 million for construction equipment, $1.4 million for software and office equipment, and $0.2 million for buildings.
Cash Flows Used by Financing Activities
Financing activities used $4.5 million of cash in the six months ended December 31, 2018 primarily due to share repurchases of $5.2 million, of which $3.2 million was cash settled by December 31, 2018, and the repurchase of $1.5 million of Company stock for payment of withholding taxes due on equity-based compensation.
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

The Credit Agreement includes a Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, or "Covenant EBITDA," over the previous four quarters. For the four quarters ended December 31, 2018, Covenant EBITDA was $31.5 million. Consolidated Funded Indebtedness at December 31, 2018 was $28.7 million.
Covenant EBITDA differs from EBITDA, as reported under "Results of Operations - Non-GAAP Financial Measure," in Item 7 primarily because it permits the Company to:

•	exclude non-cash stock-based compensation expense,

•	include pro forma EBITDA of acquired businesses as if the acquisition occurred at the beginning of the previous four quarters, and

•	exclude certain other extraordinary items, as defined in the Credit Agreement.
Availability under the senior secured revolving credit facility at December 31, 2018 was as follows:

	December 31, 2018	June 30, 2018
	(In thousands)
Senior secured revolving credit facility	$300,000	$300,000
Capacity constraint due to the Senior Leverage Ratio	205,437	189,741
Capacity under the credit facility	94,563	110,259
Borrowings outstanding	—	—
Letters of credit	28,716	37,073
Availability under the senior secured revolving credit facility	$65,847	$73,186
At December 31, 2018, the Company was in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.
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
In December 2018, the Company repurchased 310,532 shares of its common stock for $5.2 million. However, only $3.2 million of the repurchases were cash settled by December 31, 2018. As a result, the Company recorded a $2.0 million accrual to treasury stock for the unsettled shares that were cash settled in January 2019. This accrual has been disclosed as a non-cash financing activity in the supplemental disclosures section of the Consolidated Statements of Cash Flows.
The Company has 1,109,819 treasury shares as of December 31, 2018 and intends to utilize these treasury shares in connection with equity awards under the Company’s stock incentive plans and for sales to the Employee Stock Purchase Plan.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2018.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended December 31, 2018.

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
The table below sets forth the information with respect to purchases made by the Company of its common stock during the second quarter of fiscal year 2019.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (C)
October 1 to October 31, 2018
Share Repurchase Program (A)	—	$—	—	1,229,709
Employee Transactions (B)	293	$20.56	—	—
November 1 to November 30, 2018
Share Repurchase Program (A)	—	$—	—	2,707,175
Employee Transactions (B)	275	$20.44	—	—
December 1 to December 31, 2018
Share Repurchase Program (A)	310,532	$16.71	310,532	2,396,643
Employee Transactions (B)	4,246	$18.92	—	—

(A)	Represents shares purchased under our stock buyback program.

(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

(C)
In December 2016, the Board of Directors approved a stock buyback program (the "December 2016 Program"). Under the December 2016 Program, the Company may repurchase common stock of the Company in any calendar year commencing with calendar year 2016 and continuing through calendar year 2018, up to a maximum of $25.0 million per calendar year. The Company may repurchase its stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. As described under the caption “Stock Repurchase Program and Treasury Shares” in the Liquidity and Capital Resources section of Part I, Item 2 of this Form 10-Q, on November 6, 2018, the Board of Directors approved a new stock buyback program (the “November 2018 Program”), which replaced the December 2016 Program. Under the November 2018 Program, the Company may repurchase common stock of the Company in any calendar year commencing with calendar year 2018, up to a maximum of $30.0 million per calendar year provided that the aggregate number of shares repurchased may not exceed 10%, or approximately 2.7 million, of the Company's shares outstanding as of November 6, 2018. The November 2018 Program will continue unless and until it is modified or revoked by the Board of Directors. The amount shown as the maximum number of shares that may yet be purchased at October 31, 2018 was calculated using the closing price of our stock on the last trading day of October and the cumulative limit of $25.0 million remaining under the December 2016 Program, which was still in place as of the end of October. The amount shown as the maximum number of shares that may yet be purchased at November 30, 2018 and December 31, 2018 is equal to the total number of shares which may be purchased under the November 2018 Program, less the total number of shares that have previously been purchased under the November 2018 Program.

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
Item 5. Other Information
None
Item 6. Exhibits:
The following documents are included as exhibits to the Quarterly Report on Form 10-Q. These exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical hereafter.

Exhibit No.	Description

Exhibit 10:	Matrix Service Company 2018 Stock and Incentive Compensation Plan (Appendix A to the Company's proxy statement (File No. 1-15461) filed September 21, 2018).

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Exhibit 95:	Mine Safety Disclosure.

Exhibit 101.INS:	XBRL Instance Document.

Exhibit 101.SCH:	XBRL Taxonomy Schema Document.

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date:	February 7, 2019	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer