Form 10-Q
period 2019-03-31
MATRIX SERVICE CO
filed 2019-05-09
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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
___________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MTRX	NASDAQ Global Select Market
As of May 7, 2019 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,807,203 shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Revenues	$358,887	$245,645	$1,017,966	$798,466
Cost of revenues	321,981	230,754	929,753	727,981
Gross profit	36,906	14,891	88,213	70,485
Selling, general and administrative expenses	24,112	20,753	67,672	63,852
Operating income (loss)	12,794	(5,862)	20,541	6,633
Other income (expense):
Interest expense	(301)	(643)	(954)	(2,080)
Interest income	307	130	863	234
Other	58	370	582	384
Income (loss) before income tax expense	12,858	(6,005)	21,032	5,171
Provision (benefit) for federal, state and foreign income taxes	3,925	(852)	5,862	1,968
Net income (loss)	$8,933	$(5,153)	$15,170	$3,203

Basic earnings (loss) per common share	$0.33	$(0.19)	$0.56	$0.12
Diluted earnings (loss) per common share	$0.33	$(0.19)	$0.55	$0.12
Weighted average common shares outstanding:
Basic	26,788	26,817	26,918	26,747
Diluted	27,417	26,817	27,587	27,054
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Net income (loss)	$8,933	$(5,153)	$15,170	$3,203
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss) (net of tax expense (benefit) of $97 and $(79) for the three and nine months ended March 31, 2019, respectively, and $(8) and $28 for the three and nine months ended March 31, 2018, respectively)	216	(710)	(452)	826
Comprehensive income (loss)	$9,149	$(5,863)	$14,718	$4,029
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	March 31, 2019	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$49,676	$64,057
Accounts receivable, less allowances (March 31, 2019— $938 and June 30, 2018—$6,327)	274,904	203,388
Costs and estimated earnings in excess of billings on uncompleted contracts	75,353	76,632
Inventories	8,637	5,152
Income taxes receivable	489	3,359
Other current assets	6,171	4,458
Total current assets	415,230	357,046
Property, plant and equipment at cost:
Land and buildings	41,091	40,424
Construction equipment	90,759	89,036
Transportation equipment	49,719	48,339
Office equipment and software	43,036	41,236
Construction in progress	5,860	1,353
Total property, plant and equipment - at cost	230,465	220,388
Accumulated depreciation	(154,653)	(147,743)
Property, plant and equipment - net	75,812	72,645
Goodwill	93,316	96,162
Other intangible assets	20,282	22,814
Deferred income taxes	6,169	4,848
Other assets	20,624	4,518
Total assets	$631,433	$558,033
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	March 31, 2019	June 30, 2018
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$110,502	$79,439
Billings on uncompleted contracts in excess of costs and estimated earnings	122,235	120,740
Accrued wages and benefits	41,823	24,375
Accrued insurance	9,459	9,080
Income taxes payable	907	7
Other accrued expenses	4,618	4,824
Total current liabilities	289,544	238,465
Deferred income taxes	3,391	429
Borrowings under senior secured revolving credit facility	2,172	—
Other liabilities	232	296
Total liabilities	295,339	239,190
Commitments and contingencies
Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of March 31, 2019 and June 30, 2018; 26,803,422 and 26,853,823 shares outstanding as of March 31, 2019 and June 30, 2018	279	279
Additional paid-in capital	134,836	132,198
Retained earnings	226,664	211,494
Accumulated other comprehensive loss	(7,863)	(7,411)
	353,916	336,560
Less: Treasury stock, at cost — 1,084,795 shares as of March 31, 2019, and 1,034,394 shares as of June 30, 2018	(17,822)	(17,717)
Total stockholders' equity	336,094	318,843
Total liabilities and stockholders’ equity	$631,433	$558,033
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	March 31, 2019	March 31, 2018
Operating activities:
Net income	$15,170	$3,203
Adjustments to reconcile net income to net cash provided (used) by operating activities, net of effects from acquisitions and disposals:
Depreciation and amortization	13,623	15,546
Stock-based compensation expense	9,045	6,488
Deferred income tax	1,562	2,646
Gain on disposal of business (Note 3)	(427)	—
Gain on sale of property, plant and equipment	(810)	(511)
Provision for uncollectible accounts	(105)	12
Other	308	295
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects from acquisitions and disposals:
Accounts receivable	(71,436)	19,831
Costs and estimated earnings in excess of billings on uncompleted contracts	921	24,195
Inventories	(3,492)	(1,602)
Other assets and liabilities	(14,750)	(1,717)
Accounts payable	30,092	(37,697)
Billings on uncompleted contracts in excess of costs and estimated earnings	1,626	13,499
Accrued expenses	17,557	1,714
Net cash provided (used) by operating activities	(1,116)	45,902
Investing activities:
Acquisition of property, plant and equipment	(13,721)	(6,150)
Acquisitions	—	(1,687)
Proceeds from disposal of business (Note 3)	3,885	—
Proceeds from asset sales	1,059	857
Net cash used by investing activities	$(8,777)	$(6,980)

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	March 31, 2019	March 31, 2018
Financing activities:
Advances under senior secured revolving credit facility	$12,430	$85,317
Repayments of advances under senior secured revolving credit facility	(10,133)	(120,862)
Payment of debt amendment fees	—	(364)
Open market purchase of treasury shares	(5,190)	—
Issuances of common stock	128	—
Proceeds from issuance of common stock under employee stock purchase plan	235	224
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(1,685)	(627)
Net cash used by financing activities	(4,215)	(36,312)
Effect of exchange rate changes on cash and cash equivalents	(273)	470
Increase (decrease) in cash and cash equivalents	(14,381)	3,080
Cash and cash equivalents, beginning of period	64,057	43,805
Cash and cash equivalents, end of period	$49,676	$46,885
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$742	$1,231
Interest	$1,340	$2,065
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$1,100	$136

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total
Balances, January 1, 2019	$279	$131,889	$217,731	$(18,230)	$(8,079)	$323,590
Net income	—	—	8,933	—	—	8,933
Other comprehensive income	—	—	—	—	216	216
Issuance of deferred shares (22,133 shares)	—	(366)	—	366	—	—
Treasury shares sold to Employee Stock Purchase Plan (4,584 shares)	—	6	—	76	—	82
Treasury shares purchased to satisfy tax withholding obligations (1,693 shares)	—	—	—	(34)	—	(34)
Stock-based compensation expense	—	3,307	—	—	—	3,307
Balances, March 31, 2019	$279	$134,836	$226,664	$(17,822)	$(7,863)	$336,094

Balances, January 1, 2018	$279	$128,235	$231,330	$(18,470)	$(5,788)	$335,586
Net loss	—	—	(5,153)	—	—	(5,153)
Other comprehensive loss	—	—	—	—	(710)	(710)
Issuance of deferred shares (2,250 shares)	—	(39)	—	39	—	—
Treasury shares sold to Employee Stock Purchase Plan (4,560 shares)	—	1	—	81	—	82
Treasury shares purchased to satisfy tax withholding obligations (868 shares)	—	—	—	(15)	—	(15)
Stock-based compensation expense	—	2,133	—	—	—	2,133
Balances, March 31, 2018	$279	$130,330	$226,177	$(18,365)	$(6,498)	$331,923
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total
Balances, July 1, 2018	$279	$132,198	$211,494	$(17,717)	$(7,411)	$318,843
Net income	—	—	15,170	—	—	15,170
Other comprehensive loss	—	—	—	—	(452)	(452)
Exercise of stock options (12,500 shares)	—	(126)	—	254	—	128
Issuance of deferred shares (314,711 shares)	—	(6,306)	—	6,306	—	—
Treasury shares sold to Employee Stock Purchase Plan (12,031 shares)	—	25	—	210	—	235
Open market purchases of treasury shares (310,532 shares)	—	—	—	(5,190)	—	(5,190)
Treasury shares purchased to satisfy tax withholding obligations (79,111 shares)	—	—	—	(1,685)	—	(1,685)
Stock-based compensation expense	—	9,045	—	—	—	9,045
Balances, March 31, 2019	$279	$134,836	$226,664	$(17,822)	$(7,863)	$336,094

Balances, July 1, 2017	$279	$128,419	$222,974	$(22,539)	$(7,324)	$321,809
Net income	—	—	3,203	—	—	3,203
Other comprehensive income	—	—	—	—	826	826
Issuance of deferred shares (253,124 shares)	—	(4,467)	—	4,467	—	—
Treasury shares sold to Employee Stock Purchase Plan (16,843 shares)	—	(110)	—	334	—	224
Treasury shares purchased to satisfy tax withholding obligations (52,911 shares)	—	—	—	(627)	—	(627)
Stock-based compensation expense	—	6,488	—	—	—	6,488
Balances, March 31, 2018	$279	$130,330	$226,177	$(18,365)	$(6,498)	$331,923

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2018, included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the nine-month period ended March 31, 2019 may not necessarily be indicative of the results of operations for the full year ending June 30, 2019.
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
Note 2 – Revenue
Remaining Performance Obligations
The Company had $805.3 million of remaining performance obligations yet to be satisfied as of March 31, 2019. The Company expects to recognize approximately $714.2 million of its remaining performance obligations as revenue within the next twelve months.
Contract Balances
Contract terms with customers include the timing of billing and payment, which usually differs from the timing of revenue recognition. As a result, we carry contract assets and liabilities in our balance sheet. These contract assets and liabilities are calculated on a contract-by-contract basis and reported on a net basis at the end of each period and are classified as current. We present our contract assets in the balance sheet as Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts ("CIE"). CIE consists of revenue recognized in excess of billings. We present our contract liabilities in the balance sheet as Billings on Uncompleted Contracts in Excess of Costs and Estimated Earnings ("BIE"). BIE consists of advance payments and billings in excess of revenue recognized. The following table provides information about CIE and BIE:

	March 31, 2019	June 30, 2018	Change
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$75,353	$76,632	$(1,279)
Billings on uncompleted contracts in excess of costs and estimated earnings	(122,235)	(120,740)	(1,495)
Net contract liabilities	$(46,882)	$(44,108)	$(2,774)
The difference between the beginning and ending balances of the Company's CIE and BIE primarily results from the timing of revenue recognized relative to its billings. The amount of revenue recognized during the nine months ended March 31, 2019 that was included in the prior period BIE balance was $120.7 million. This revenue consists primarily of work performed during the period on contracts with customers that had advance billings.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Gross amounts of contact assets and liabilities on uncompleted contracts are as follows:

	March 31, 2019	June 30, 2018
	(in thousands)
Costs incurred and estimated earnings recognized on uncompleted contracts	$1,765,137	$2,081,799
Billings on uncompleted contracts	1,812,019	2,125,907
Net contract liabilities	$(46,882)	$(44,108)
Progress billings in accounts receivable at March 31, 2019 and June 30, 2018 included retentions to be collected within one year of $20.8 million and $25.9 million, respectively. Contract retentions collectible beyond one year are included in other assets in the Condensed Consolidated Balance Sheet and totaled $17.1 million as of March 31, 2019 and $2.6 million as of June 30, 2018.
Disaggregated Revenue
Revenue disaggregated by reportable segment is presented in Note 9 - Segment Information. The following table presents revenue disaggregated by the geographic area where the work was performed:

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
	(In thousands)
United States	$345,953	$226,089	$985,603	$706,934
Canada	10,691	18,056	27,486	87,911
Other international	2,243	1,500	4,877	3,621
Total Revenue	$358,887	$245,645	$1,017,966	$798,466
Note 3 – Disposals
Sale of Process Heating Business
In August 2018, the Company sold non-core assets associated with a business that marketed process heating equipment for $3.9 million in cash, including $0.2 million of customary final post-closing adjustments paid in October 2018. The Company recognized a gain of $0.4 million on the sale, which was included in Other in the Condensed Consolidated Statements of Income. The revenues and operating results of the business, which were included in the Oil Gas & Chemical segment, were not material.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Intangible Assets Including Goodwill
Goodwill
The changes in the carrying value of goodwill by segment are as follows:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Net balance at June 30, 2018	$24,826	$33,604	$16,760	$20,972	$96,162
Disposal of business(1)	—	(2,775)	—	—	(2,775)
Translation adjustment(2)	(19)	—	(49)	(3)	(71)
Net balance at March 31, 2019	$24,807	$30,829	$16,711	$20,969	$93,316

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

The Company tests its goodwill for impairment annually in May. The Company did not note any impairment indicators as of March 31, 2019. However, if our market view of project opportunities or gross margins deteriorates, then the annual goodwill impairment test could result in the recognition of an impairment to goodwill.
Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At March 31, 2019
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,579	$(1,735)	$844
Customer-based	6 to 15	38,491	(19,074)	19,417
Non-compete agreements	4	1,453	(1,432)	21
Total amortizing intangible assets		$42,523	$(22,241)	$20,282

		At June 30, 2018
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	9 to 15	$2,579	$(1,603)	$976
Customer-based	6 to 15	38,562	(16,763)	21,799
Non-compete agreements	4	1,453	(1,414)	39
Total amortizing intangible assets		$42,594	$(19,780)	$22,814

Amortization expense totaled $0.8 million and $2.5 million during the three and nine months ended March 31, 2019 and $0.9 million and $3.9 million during the three and nine months ended March 31, 2018, respectively.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

We estimate that the remaining amortization expense was related to March 31, 2019 amortizing intangible assets will be as follows (in thousands):

Period ending:
Remainder of Fiscal 2019	$936
Fiscal 2020	3,735
Fiscal 2021	3,716
Fiscal 2022	2,875
Fiscal 2023	2,424
Fiscal 2024	2,122
Thereafter	4,474
Total estimated remaining amortization expense at March 31, 2019	$20,282
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Credit Agreement includes a Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, or "Covenant EBITDA," over the previous four quarters. For the four quarters ended March 31, 2019, Covenant EBITDA was $51.4 million. Consolidated Funded Indebtedness at March 31, 2019 was $23.9 million.
Availability under the senior secured revolving credit facility at March 31, 2019 was as follows:

	March 31, 2019	June 30, 2018
	(In thousands)
Senior secured revolving credit facility	$300,000	$300,000
Capacity constraint due to the Leverage Ratio	145,812	189,741
Capacity under the credit facility	154,188	110,259
Borrowings outstanding	2,172	—
Letters of credit	21,694	37,073
Availability under the senior secured revolving credit facility	$130,322	$73,186
At March 31, 2019, the Company was in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.
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
We completed the accounting for the Act as of December 31, 2018 and accounted for the tax effect of the Act as follows:
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
Valuation Allowances on Foreign Tax Credit Carryforwards
We continue to assess our ability to utilize our foreign tax credits in light of the lower U.S. federal income tax rate. As of March 31, 2019, we had $1.5 million of foreign tax credit carryforwards, the majority of which relate to our branch operations in Canada. Future operations of our Canadian branches will impact our ability to utilize these credits. During this quarter we concluded that we are unlikely to realize the benefit of foreign tax credits generated by our Canadian operations, which expire in fiscal 2021. Therefore, we recorded a valuation allowance of $0.6 million. During our second fiscal quarter, we placed a valuation on $0.2 million of credits expiring in fiscal 2019 and fiscal 2020. The remaining $0.7 million of credits will expire in fiscal 2023 through fiscal 2025 if not utilized.
Indefinite Reinvestment Assertion
We do not provide for outside basis differences under the indefinite reinvestment assertion of ASC 740-30. Based on our analysis of the Act, we do not anticipate the need to provide for additional taxes for basis differences or withholding taxes on remitted foreign earnings in the immediate future.
Effective Tax Rate
Our effective tax rates for the three and nine months ended March 31, 2019 were 30.5% and 27.9%, respectively, compared to 14.2% and 38.1% for the same periods a year ago. We expected our fiscal 2019 effective tax rate to be approximately 27.0%. The effective tax rates for both periods in fiscal 2019 were negatively impacted by a valuation allowance of $0.6 million placed on foreign tax credits generated by our operations in Canada, which we believe will not be utilized prior to their expiration. The effective tax rate for the nine months ended March 31, 2019 was positively impacted by $0.3 million of excess tax benefits related to the vesting of stock-based compensation.
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
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $11.5 million at March 31, 2019 and $15.0 million at June 30, 2018. Generally, collection of amounts related to unpriced change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.

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
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
	(In thousands, except per share data)
Basic EPS:
Net income (loss)	$8,933	$(5,153)	$15,170	$3,203
Weighted average shares outstanding	26,788	26,817	26,918	26,747
Basic earnings (loss) per share	$0.33	$(0.19)	$0.56	$0.12
Diluted EPS:
Weighted average shares outstanding – basic	26,788	26,817	26,918	26,747
Dilutive stock options	27	—	28	29
Dilutive nonvested deferred shares	602	—	641	278
Diluted weighted average shares	27,417	26,817	27,587	27,054
Diluted earnings (loss) per share	$0.33	$(0.19)	$0.55	$0.12

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
	(In thousands)
Stock options	—	37	—	—
Nonvested deferred shares	188	459	152	276
Total antidilutive securities	188	496	152	276

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
The Industrial segment consists of work for integrated iron and steel companies, major mining and minerals companies engaged primarily in the extraction of copper, as well as companies in other industries, including aerospace and defense, cement, and agriculture and grain. Our services include engineering, fabrication and construction, and maintenance and repair, which includes planned and emergency services. We also design instrumentation and control systems and offer specialized expertise in the design and construction of bulk material handling systems.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Results of Operations
(In thousands)

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Gross revenues
Electrical Infrastructure	$60,669	$58,378	$163,543	$203,201
Oil Gas & Chemical	83,414	68,689	246,497	242,946
Storage Solutions	134,822	78,859	374,787	221,664
Industrial	81,283	41,976	237,225	134,507
Total gross revenues	$360,188	$247,902	$1,022,052	$802,318
Less: Inter-segment revenues
Oil Gas & Chemical	$870	$299	$2,175	$544
Storage Solutions	431	1,958	1,911	3,307
Industrial	—	—	—	1
Total inter-segment revenues	$1,301	$2,257	$4,086	$3,852
Consolidated revenues
Electrical Infrastructure	$60,669	$58,378	$163,543	$203,201
Oil Gas & Chemical	82,544	68,390	244,322	242,402
Storage Solutions	134,391	76,901	372,876	218,357
Industrial	81,283	41,976	237,225	134,506
Total consolidated revenues	$358,887	$245,645	$1,017,966	$798,466
Gross profit
Electrical Infrastructure	$6,210	$1,759	$13,155	$15,567
Oil Gas & Chemical	10,736	4,744	25,518	27,550
Storage Solutions	14,575	4,166	35,275	17,004
Industrial	5,385	4,222	14,265	10,364
Total gross profit	$36,906	$14,891	$88,213	$70,485
Operating income (loss)
Electrical Infrastructure	$2,882	$(2,422)	$3,977	$2,234
Oil Gas & Chemical	4,796	(648)	8,895	8,684
Storage Solutions	3,730	(4,025)	5,371	(6,709)
Industrial	1,386	1,233	2,298	2,424
Total operating income (loss)	$12,794	$(5,862)	$20,541	$6,633
Total assets by segment were as follows:

	March 31, 2019	June 30, 2018
Electrical Infrastructure	$152,631	$161,207
Oil Gas & Chemical	121,978	111,064
Storage Solutions	215,197	149,695
Industrial	74,666	58,816
Unallocated assets	66,961	77,251
Total segment assets	$631,433	$558,033

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
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $11.5 million at March 31, 2019 and $15.0 million at June 30, 2018. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.

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
The Company tests its goodwill for impairment annually in May. The Company did not note any impairment indicators as of March 31, 2019. However, if our market view of project opportunities or gross margins deteriorates, then the annual goodwill impairment test could result in the recognition of an impairment to goodwill.
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
The Industrial segment consists of work for integrated iron and steel companies, major mining and minerals companies engaged primarily in the extraction of copper, as well as companies in other industries, including aerospace and defense, cement, and agriculture and grain. Our services include engineering, fabrication and construction, and maintenance and repair, which includes planned and emergency services. We also design instrumentation and control systems and offer specialized expertise in the design and construction of bulk material handling systems.
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Consolidated
Consolidated revenue was $358.9 million for the three months ended March 31, 2019, compared to $245.6 million in the same period in the prior fiscal year. On a segment basis, consolidated revenue increased in the Storage Solutions, Industrial, Oil Gas & Chemical and Electrical Infrastructure segments by $57.5 million, $39.3 million, $14.2 million and $2.3 million, respectively.
Consolidated gross profit increased to $36.9 million in the three months ended March 31, 2019 compared to $14.9 million in the same period in the prior fiscal year. Gross margin increased to 10.3% in the three months ended March 31, 2019 compared to 6.1% in the same period in the prior fiscal year. Fiscal 2019 gross margin was positively impacted by higher revenues, which led to improved recovery of construction overhead costs, and improved project execution.
Consolidated SG&A expenses were $24.1 million in the three months ended March 31, 2019 compared to $20.8 million in the same period a year earlier. The increase was primarily due to improved operating results, which led to higher incentive compensation expense, and higher stock compensation cost.
Interest expense was $0.3 million in the three months ended March 31, 2019 compared to $0.6 million in the same period a year ago. The decrease was due to a lower average debt balance during the three months ended March 31, 2019. Interest income was $0.3 million in the three months ended March 31, 2019 compared to $0.1 million in the same period a year ago due to an increase in our average cash balance and higher interest rates.
Our effective tax rate for the three months ended March 31, 2019 was 30.5% compared to 14.2% for the same period a year ago. We expected our effective tax rate to be approximately 27.0% in fiscal 2019 and 32.0% in fiscal 2018. The effective tax rate in fiscal 2019 was negatively impacted by a valuation allowance of $0.6 million placed on foreign tax credits generated by our operations in Canada, which we believe will not be utilized prior to their expiration. The rate for the three months ended March 31, 2018 was negatively impacted by a $0.7 million valuation allowance recorded on a deferred tax asset in connection with stock-based compensation and by a $0.2 million domestic deferred tax remeasurement adjustment in connection with accounting for the Tax Cuts and Jobs Act.

For the three months ended March 31, 2019, net income and the related fully diluted earnings per share were $8.9 million and $0.33, respectively, compared to a net loss and related fully diluted loss per share of $5.2 million and $0.19, respectively, in the same period a year earlier.
Electrical Infrastructure
Revenue for the Electrical Infrastructure segment increased $2.3 million to $60.7 million in the three months ended March 31, 2019 compared to $58.4 million in the same period a year earlier. The increase is primarily due to an increase in power generation package work, largely offset by reductions in power delivery and our strategic shift away from larger power generation EPC work. The segment gross margin was 10.2% in fiscal 2019 and 3.0% in fiscal 2018. The fiscal 2019 segment gross margin was positively impacted by strong project execution on power generation package work. The segment gross margin of 3.0% in fiscal 2018 was negatively impacted by lower than expected direct margins, under recovery of construction overhead costs due to lower than anticipated volumes, and increased competition.
Oil Gas & Chemical
Revenue for the Oil Gas & Chemical segment was $82.5 million in the three months ended March 31, 2019 compared to $68.4 million in the same period a year earlier. The increase of $14.2 million is primarily due to higher volumes of turnaround and maintenance work. The segment gross margin was 13.0% for the three months ended March 31, 2019 compared to 6.9% in the same period last year. The fiscal 2019 segment gross margin benefited from improved recovery of construction overhead costs and strong execution on capital projects. The fiscal 2018 segment gross margin was negatively impacted by lower than previously forecasted direct margins on a limited number of projects and the under-recovery of construction overhead costs.
Storage Solutions
Revenue for the Storage Solutions segment was $134.4 million in the three months ended March 31, 2019 compared to $76.9 million in the same period a year earlier, an increase of $57.5 million. The increase in segment revenue is primarily a result of increased tank and terminal construction work, and higher levels of repair and maintenance spending. The segment gross margin was 10.8% in the three months ended March 31, 2019 and 5.4% in the three months ended March 31, 2018. The fiscal 2018 segment gross margin was negatively impacted lower than previously forecasted margins on a limited number of projects and lower volumes, which led to the under-recovery of construction overhead costs.
Industrial
Revenue for the Industrial segment increased $39.3 million to $81.3 million in the three months ended March 31, 2019 compared to $42.0 million in the same period a year earlier. The increase in revenue is primarily attributable to higher volumes of iron and steel work. The segment gross margin was 6.6% in the three months ended March 31, 2019 compared to 10.1% in the same period a year earlier. The fiscal 2019 segment gross margin was negatively impacted by lower than previously forecasted margins on a thermal vacuum chamber project nearing completion and a high volume of lower margin iron and steel work. The fiscal 2018 segment gross margin was positively impacted by a favorable project closeout.
Nine Months Ended March 31, 2019 Compared to the Nine Months Ended March 31, 2018
Consolidated
Consolidated revenue was $1.018 billion for the nine months ended March 31, 2019, compared to $798.5 million in the same period in the prior fiscal year. On a segment basis, consolidated revenue increased in the Storage Solutions, Industrial, and Oil Gas & Chemical segments by $154.6 million, $102.7 million and $1.9 million, respectively. These increases were partially offset by a decrease in consolidated revenue in the Electrical Infrastructure segment of $39.7 million.
Consolidated gross profit increased to $88.2 million in the nine months ended March 31, 2019 compared to $70.5 million in the same period in the prior fiscal year. Gross margin was 8.7% in the nine months ended March 31, 2019 compared to 8.8% in the same period in the prior fiscal year. For the first and second quarters of fiscal 2019, gross margin was negatively impacted by the wind down of lower margin work awarded in a highly competitive environment and lower than previously forecasted margins on a limited number of those projects.
Consolidated SG&A expenses were $67.7 million in the nine months ended March 31, 2019 compared to $63.9 million in the same period a year earlier. The increase was primarily due to improved operating results, which led to higher incentive compensation expense, and higher stock compensation expense. These increases were partially offset by lower amortization expense on intangible assets that fully amortized in fiscal 2018.

Interest expense was $1.0 million in the nine months ended March 31, 2019, compared to $2.1 million in the same period a year ago. The decrease was due to a lower average debt balance during the nine months ended March 31, 2019. Interest income was $0.9 million in the nine months ended March 31, 2019 compared to $0.2 million in the same period a year ago due to an increase in our average cash balance and higher interest rates.
Our effective tax rate for the nine months ended March 31, 2019 was 27.9% compared to 38.1% for the same period a year ago. We expected our effective tax rate to be approximately 27.0% in fiscal 2019 and 32.0% in fiscal 2018. The effective tax rate in fiscal 2019 was negatively impacted by a valuation allowance of $0.6 million placed on foreign tax credits generated by our operations in Canada, which we believe will not be utilized prior to their expiration. This was partially offset by $0.3 million of excess tax benefits related to the vesting of stock-based compensation. The effective tax rate for the nine months ended March 31, 2018 was negatively impacted by $1.3 million of unfavorable stock-based compensation tax adjustments, largely offset by a favorable $1.0 million domestic deferred tax remeasurement adjustment in connection with accounting for the Tax Cuts and Jobs Act.
For the nine months ended March 31, 2019, net income and the related fully diluted earnings per share were $15.2 million and $0.55, respectively, compared to net income and related fully diluted earnings per share of $3.2 million and $0.12, respectively, in the same period a year earlier.
Electrical Infrastructure
Revenue for the Electrical Infrastructure segment decreased $39.7 million to $163.5 million in the nine months ended March 31, 2019 compared to $203.2 million in the same period a year earlier. The decrease is primarily due to the strategic shift away from larger EPC power generation work to smaller packages, as well as a lower volume of power delivery projects. The segment gross margin was 8.0% in fiscal 2019 and 7.7% in fiscal 2018. The fiscal 2019 segment gross margin was negatively impacted by lower than previously forecasted margins on a limited number of projects and lower direct margins due to working off backlog that was awarded during a period of increased competition, partially offset by strong project execution on power generation package work. The fiscal 2018 segment gross margin was negatively impacted by higher construction overhead costs and by lower than previously forecasted margins on a limited number of projects.
Oil Gas & Chemical
Revenue for the Oil Gas & Chemical segment was $244.3 million in the nine months ended March 31, 2019 compared to $242.4 million in the same period a year earlier. The increase of $1.9 million is primarily due to higher volumes of turnaround and maintenance work, largely offset by a decrease in capital work. The segment gross margin was 10.4% for the nine months ended March 31, 2019 compared to 11.4% in the same period last year. Fiscal 2018 segment gross margin benefited from strong project execution on a capital project.
Storage Solutions
Revenue for the Storage Solutions segment was $372.9 million in the nine months ended March 31, 2019 compared to $218.3 million in the same period a year earlier, an increase of $154.6 million. The increase in segment revenue is primarily a result of increased tank and terminal construction work, and higher levels of repair and maintenance spending. The segment gross margin was 9.5% in the nine months ended March 31, 2019 and 7.8% in the nine months ended March 31, 2018. For the first and second quarters of fiscal 2019, gross margin was negatively impacted by the wind down of lower margin work awarded in a highly competitive environment and lower than previously forecasted margins on a limited number of those projects. The fiscal 2018 segment gross margin was negatively impacted by lower volumes, which led to the under-recovery of construction overhead costs.
Industrial
Revenue for the Industrial segment increased $102.7 million to $237.2 million in the nine months ended March 31, 2019 compared to $134.5 million in the same period a year earlier. The increase in revenue is primarily attributable to higher volumes of iron and steel spending and increased thermal vacuum chamber work. The segment gross margin was 6.0% in the nine months ended March 31, 2019 compared to 7.7% in the same period a year earlier. The fiscal 2019 segment gross margin was negatively impacted by lower than previously forecasted margin on a thermal vacuum chamber project nearing completion and a high volume of lower margin iron and steel work.

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
The following table provides a summary of changes in our backlog for the three months ended March 31, 2019:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of December 31, 2018	$102,738	$177,861	$545,204	$220,593	$1,046,396
Project awards	59,151	72,434	242,004	85,342	458,931
Revenue recognized	(60,669)	(82,544)	(134,391)	(81,283)	(358,887)
Backlog as of March 31, 2019	$101,220	$167,751	$652,817	$224,652	$1,146,440
Book-to-bill ratio(1)	1.0	0.9	1.8	1.0	1.3

(1)	Calculated by dividing project awards by revenue recognized during the period.

The following table provides a summary of changes in our backlog for the nine months ended March 31, 2019:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2018	$113,957	$227,452	$613,360	$263,827	$1,218,596
Project awards	150,806	184,621	412,333	198,050	945,810
Revenue recognized	(163,543)	(244,322)	(372,876)	(237,225)	(1,017,966)
Backlog as of March 31, 2019	$101,220	$167,751	$652,817	$224,652	$1,146,440
Book-to-bill ratio(1)	0.9	0.8	1.1	0.8	0.9

(1)	Calculated by dividing project awards by revenue recognized during the period.
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
Non-GAAP Financial Measure
EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as net income (loss) before interest expense, income taxes, depreciation and amortization. We present EBITDA because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Consolidated Statements of Income entitled “Net income (loss)” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information compared with net income (loss), the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

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

A reconciliation of EBITDA to net income follows:

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
	(In thousands)
Net income (loss)	$8,933	$(5,153)	$15,170	$3,203
Interest expense	301	643	954	2,080
Provision (benefit) for income taxes	3,925	(852)	5,862	1,968
Depreciation and amortization	4,497	4,640	13,623	15,546
EBITDA	$17,656	$(722)	$35,609	$22,797

LIQUIDITY AND CAPITAL RESOURCES
Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity as of March 31, 2019 were cash and cash equivalents on hand, capacity under our senior secured revolving credit facility and cash and cash equivalents generated from operations before consideration of changes in working capital. Cash and cash equivalents on hand at March 31, 2019 totaled $49.7 million and availability under the senior secured revolving credit facility totaled $130.3 million resulting in available liquidity of $180.0 million as of March 31, 2019. The Company's liquidity continues to be adequate to support its short-term needs and long-term strategic growth plans.
The following table provides a summary of changes in our liquidity for the three months ended March 31, 2019 (in thousands):

Liquidity as of December 31, 2018	$137,336
Net decrease in cash and cash equivalents	(21,813)
Decrease in credit facility capacity constraint	59,625
Net borrowings on credit facility	(2,157)
Decrease in letters of credit outstanding	7,022
Foreign currency translation of outstanding borrowings	(15)
Liquidity as of March 31, 2019	$179,998
The following table provides a summary of changes in our liquidity for the nine months ended March 31, 2019 (in thousands):

Liquidity as of June 30, 2018	$137,243
Net decrease in cash and cash equivalents	(14,381)
Decrease in credit facility capacity constraint	43,929
Net borrowings on credit facility	(2,297)
Decrease in letters of credit outstanding	15,379
Foreign currency translation of outstanding borrowings	125
Liquidity as of March 31, 2019	$179,998
A detailed discussion of our credit agreement is provided under the caption "Senior Secured Revolving Credit Facility" included in the Liquidity and Capital Resources section of this Form 10-Q.
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
Cash Flow for the Nine Months Ended March 31, 2019
Cash Flows Used by Operating Activities
Cash used by operating activities for the nine months ended March 31, 2019 totaled $1.1 million. The various components are as follows:

Net Cash Used by Operating Activities
(In thousands)

Net income	$15,170
Non-cash expenses	21,326
Deferred income tax	1,562
Cash effect of changes in working capital	(39,482)
Other	308
Net cash used by operating activities	$(1,116)
Working capital changes, net of the effects of a disposal of a business (see Item 1. Financial Statements, Note 3 - Disposals), at March 31, 2019 in comparison to June 30, 2018 include the following:

•
Accounts receivable, net of bad debt expense recognized during the period, increased $71.4 million during the nine months ended March 31, 2019, which decreased cash flows from operating activities. The variance is primarily attributable to higher volumes of work and the timing of billing and collections.

•
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") decreased $0.9 million, which increased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") increased $1.6 million, which increased cash flows from operating activities. The net change in CIE and BIE increased cash $2.5 million for the nine months ended March 31, 2019. CIE and BIE balances can experience significant fluctuations based on the timing of when job costs are incurred and the invoicing of those job costs to the customer.

•
Inventories increased $3.5 million, which decreased cash flows from operating activities. The increase in inventories is primarily related to aluminum coil purchased to support our storage tank products business.

•
Other assets and liabilities increased $14.8 million, which decreased cash flows from operating activities. The increase is primarily related to an increase in retentions that are expected to be collected beyond one year in connection with large projects. These increases were partially offset by an increase in net income taxes payable.

•
Accounts payable and accrued expenses increased by $47.6 million during the nine months ended March 31, 2019, which increased cash flows from operating activities. The variance is primarily attributable to higher work volumes and the timing of vendor payments.

Cash Flows Used by Investing Activities
Investing activities used $8.8 million of cash in the nine months ended March 31, 2019 primarily due to $13.7 million of capital expenditures, partially offset by $3.9 million of proceeds from the disposal of a business (see Item 1. Financial Statements, Note 3 - Disposals) and $1.0 million of proceeds from other assets sales. Capital expenditures consisted of: $4.9 million for transportation equipment, $4.6 million for software and office equipment, $3.8 million for construction and fabrication equipment, and $0.4 million for facilities.
Cash Flows Used by Financing Activities
Financing activities used $4.2 million of cash in the nine months ended March 31, 2019 primarily due to share repurchases of $5.2 million and the repurchase of $1.7 million of Company stock for payment of withholding taxes due on equity-based compensation, partially offset by net borrowings of $2.3 million under the Company's Senior Secured Revolving Credit Facility.
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

The Credit Agreement includes a Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, or "Covenant EBITDA," over the previous four quarters. For the four quarters ended March 31, 2019, Covenant EBITDA was $51.4 million. Consolidated Funded Indebtedness at March 31, 2019 was $23.9 million.
Covenant EBITDA differs from EBITDA, as reported under "Results of Operations - Non-GAAP Financial Measure," primarily because it permits the Company to:

•	exclude non-cash stock-based compensation expense,

•	include pro forma EBITDA of acquired businesses as if the acquisition occurred at the beginning of the previous four quarters, and

•	exclude certain other extraordinary items, as defined in the Credit Agreement.
Availability under the senior secured revolving credit facility at March 31, 2019 was as follows:

	March 31, 2019	June 30, 2018
	(In thousands)
Senior secured revolving credit facility	$300,000	$300,000
Capacity constraint due to the Senior Leverage Ratio	145,812	189,741
Capacity under the credit facility	154,188	110,259
Borrowings outstanding	2,172	—
Letters of credit	21,694	37,073
Availability under the senior secured revolving credit facility	$130,322	$73,186
At March 31, 2019, the Company was in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.
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
Stock Repurchase Program and Treasury Shares
Treasury Shares
On November 6, 2018, the Board of Directors approved a new stock buyback program (the "November 2018 Program"), which replaced the previous program that had been in place since December 2016 and was set to expire in December 2018. Under the November 2018 Program, the Company may repurchase common stock of the Company in any calendar year commencing with calendar year 2018, up to a maximum of $30.0 million per calendar year provided that the aggregate number of shares repurchased may not exceed 10%, or approximately 2.7 million, of the Company's shares outstanding as of November 6, 2018. The Company may repurchase its stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and is not obligated to purchase any shares. The November 2018 Program will continue unless and until it is modified or revoked by the Board of Directors. In December 2018, the Company repurchased 310,532 shares of its common stock for $5.2 million under the November 2018 Program.
The Company has 1,084,795 treasury shares as of March 31, 2019 and intends to utilize these treasury shares in connection with equity awards under the Company’s stock incentive plans and for sales to the Employee Stock Purchase Plan.

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
These forward-looking statements include, among others, such things as:

•	our ability to generate sufficient cash from operations, access our credit facility, or raise cash in order to meet our short and long-term capital requirements;

•	the impact to our business of changes in crude oil, natural gas and other commodity prices;

•	amounts and nature of future revenues and margins from each of our segments;

•	the potential impact of the Tax Cuts and Jobs Act on our business;

•	trends in the industries we serve;

•	the likely impact of new or existing regulations or market forces on the demand for our services;

•	expansion and other trends of the industries we serve;

•	our expectations with respect to the likelihood of a future impairment; and

•	our ability to comply with the covenants in our credit agreement.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2019.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended March 31, 2019.

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
The table below sets forth information with respect to purchases made by the Company of its common stock during the third quarter of fiscal year 2019.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (C)
January 1 to January 31, 2019
Share Repurchase Program (A)	—	$—	—	2,396,643
Employee Transactions (B)	805	$19.73	—	—
February 1 to February 28, 2019
Share Repurchase Program (A)	—	$—	—	2,396,643
Employee Transactions (B)	449	$20.44	—	—
March 1 to March 31, 2019
Share Repurchase Program (A)	—	$—	—	2,396,643
Employee Transactions (B)	439	$20.70	—	—

(A)	Represents shares purchased under our stock buyback program.

(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

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
Item 5. Other Information
None
Item 6. Exhibits:
The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Any exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical hereafter.

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

MATRIX SERVICE COMPANY

Date:	May 9, 2019	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer