Form 10-K
period 2019-06-30
MATRIX SERVICE CO
filed 2019-09-04
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2019
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

Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐            Accelerated filer  ☑            Non-accelerated filer  ☐            Smaller reporting company  ☐
Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $472 million.
The number of shares of the registrant’s common stock outstanding as of August 30, 2019 was 27,131,446 shares.
Documents Incorporated by Reference
Certain sections of the registrant's definitive proxy statement relating to the registrant's 2019 annual meeting of stockholders, which definitive proxy statement will be filed within 120 days of the end of the registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.

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
These statements are based on certain assumptions and analyses we made in light of our experience and our historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in Item 1A of this Annual Report and listed from time to time in our filings with the Securities and Exchange Commission;

•	economic, market or business conditions in general and in the oil, natural gas, power, iron and steel, agricultural and mining industries in particular;

•	the under-utilization of our work force;

•	delays in the commencement of major projects, whether due to permitting issues or other factors;

•
reduced creditworthiness of our customer base and the higher risk of non-payment of receivables due to volatility of crude oil, natural gas, steel and other commodity prices to which our customers' businesses are affected;

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
The information contained on our website, or available by hyperlink from our website, is not incorporated into this Form 10-K or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included on our website in the "Investor Relations" section. Investors should monitor such portions of our website for press releases, SEC filings and public conference calls and webcasts.
While not our primary means of communication, investors can also learn more about the Company by visiting our social media channels. We encourage investors, the media, and others interested in Matrix to review the information posted by the Company on its Facebook site (facebook.com/matrixservicecompany), the company Linkedin account (linkedin.com/company/matrix-service-company) and the company twitter account (twitter.com/matrixserviceco). Investors, the media or other interested parties can subscribe to the twitter feed at the address listed above.
OPERATING SEGMENTS
We operate our business through four reportable segments: Electrical Infrastructure; Oil Gas & Chemical; Storage Solutions; and Industrial.
The Electrical Infrastructure segment consists of power delivery services provided to investor owned utilities, including construction of new substations, upgrades of existing substations, short-run transmission line installations, distribution upgrades and maintenance, as well as emergency and storm restoration services. We also provide construction and maintenance services to a variety of power generation facilities, such as combined cycle plants and other natural gas fired power stations.
The Oil Gas & Chemical segment serves customers primarily in the downstream and midstream petroleum industries who are engaged in refining crude oil and processing, fractionating, and marketing of natural gas and natural gas liquids. We also perform work in the petrochemical, upstream petroleum, and sulfur extraction, recovery and processing markets. Our services include plant maintenance, turnarounds, engineering and capital construction. We also offer industrial cleaning services, including hydro-blasting, hydro-excavating, advanced chemical cleaning and vacuum services.
The Storage Solutions segment consists of work related to aboveground storage tanks ("AST") and terminals. Also included in this segment are cryogenic and other specialty storage tanks and terminals including liquefied natural gas, liquid nitrogen/liquid oxygen, liquid petroleum and other specialty vessels such as spheres as well as marine structures and truck and rail loading/offloading facilities. Our services include engineering, fabrication and construction, and maintenance and repair, which includes planned and emergency services for both tanks and full terminals. Finally, we offer AST products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.

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
OTHER BUSINESS MATTERS
Customers and Marketing
The Company provided services to approximately 500 customers in fiscal 2019. Most of our revenue comes from long-term customer relationships. None of our customers individually accounted for more than 10% of our consolidated revenue in fiscal 2019. However, within our operating segments we do have customer concentrations of varying degrees. See Part II, Item 8. Financial Statement and Supplementary Data, Note 13 - Segment Information for more information about concentration of revenues by segment.
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
Competition
We compete with local, regional, national and international contractors and service providers. Competitors vary with the markets we serve with few competitors competing in all of the markets we serve or in all of the services we provide. Contracts are generally awarded based on price, quality, safety performance, schedule, experience and customer satisfaction.
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
For long-term maintenance contracts with no minimum commitments and other established customer agreements, we include only the amounts that we expect to recognize as revenue over the next 12 months. For arrangements in which we have received a limited notice to proceed, we include the entire scope of work in our backlog if we conclude that the likelihood of the full project proceeding as high. For all other arrangements, we calculate backlog as the estimated contract amount less revenues recognized as of the reporting date.
The following table provides a summary of changes in our backlog in fiscal 2019:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2018	$113,957	$227,452	$613,360	$263,827	$1,218,596
Project awards	177,343	226,978	549,867	342,245	1,296,433
Revenue recognized	(217,417)	(319,867)	(521,932)	(357,464)	(1,416,680)
Backlog as of June 30, 2019	$73,883	$134,563	$641,295	$248,608	$1,098,349
Book-to-bill ratio(1)	0.8	0.7	1.1	1.0	0.9

(1)	Calculated by dividing project awards by revenue recognized.

Project awards in all segments are cyclical and are typically the result of a sales process that can take several months to complete. Backlog volatility may increase for some segments from time to time when individual project awards are less frequent, but more significant. We expect to recognize approximately 85% of our total backlog reported as of June 30, 2019 as revenue within the next year.
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
Other factors impacting operating results in all segments come from decreased work volumes during holidays, work site permitting delays or customers accelerating or postponing work. The differing types, sizes, and durations of our contracts, combined with their geographic diversity and stages of completion, often results in fluctuations in the Company's operating results.
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
Employees
As of June 30, 2019, the Company had approximately 5,000 employees of which approximately 1,050 were employed in non-field positions and 3,950 were employed in field or shop positions. The number of employees varies significantly throughout the year because of the number, type and size of projects we have in progress at any particular time.
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
The Company also holds a perpetual license to use various patents and technologies related to LNG storage tanks, liquid nitrogen/liquid oxygen storage tanks, liquid petroleum gas storage tanks and thermal vacuum chambers.
While the Company’s intellectual property is not its main business, we believe that the ability to use these patents and technology enables us to expand our presence in the markets we serve and minimizes the development costs typically associated with organic growth.
Regulation
Health and Safety Regulations
Our operations are subject to regulation by the U.S. Occupational Safety and Health Administration (“OSHA”) and Mine Safety and Health Administration (“MSHA”), the U.S. Department of Transportation, and to regulation under state laws and by the Canadian Workers’ Compensation Board and its Workplace Health, Safety and Compensation Commission. Regulations promulgated by these agencies require employers and independent contractors to implement work practices, medical surveillance systems and personnel protection programs to protect employees from workplace hazards and exposure to hazardous chemicals and materials. In recognition of the potential for accidents within various scopes of work, these agencies have enacted strict and comprehensive safety regulations. The Company has established and consistently reinforces and monitors compliance with comprehensive programs intended to ensure that it complies with all applicable health and safety regulations to protect the safety of its workers, subcontractors and customers. While the Company believes that it operates safely and prudently, there can be no assurance that accidents will not occur or that the Company will not incur substantial liability in connection with the operation of its businesses. In order to minimize the financial exposure resulting from potential accidents associated with the Company's work, the Company maintains liability insurance to limit losses that could result from our work.
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
The availability of engineering and construction projects is dependent upon economic conditions in the oil, gas, petrochemical, industrial, iron and steel and power industries, and specifically, the level of capital expenditures on energy infrastructure. A prolonged period of relatively low commodity prices in North America has had an adverse impact on the level of capital expenditures of our customers and/or their ability to finance these expenditures. Our failure to obtain projects, the delay of project awards, the cancellation of projects or delays in the execution of contracts has resulted and may continue to result in under-utilization of our resources, which could adversely impact our revenue, margins, operating results and cash flow. There are numerous factors beyond our control that influence the level of maintenance and capital expenditures of our customers, including:

•	current or projected commodity prices, including oil, gas, power, steel and mineral prices;

•	refining margins;

•	the demand for oil, gas and electricity;

•	the ability of oil, gas, industrial and power companies to generate, access and deploy capital;

•	exploration, production and transportation costs;

•	interest rates;

•	tax incentives, including those for alternative energy projects;

•	regulatory restraints on the rates that power companies may charge their customers; and

•	local, national and international political and economic conditions.
Our revenue and profitability may be adversely affected by a reduced level of activity in the hydrocarbon industry.
In recent years, demand from the worldwide hydrocarbon industry has been a significant generator of our revenue. Numerous factors influence capital expenditure decisions in the hydrocarbon industry, including, but not limited to, the following:

•	current and projected oil and gas prices;

•	exploration, extraction, production and transportation costs;

•	refining margins;

•	the discovery rate, size and location of new oil and gas reserves;

•	technological challenges and advances;

•	ability to export hydrocarbon products;

•	demand for hydrocarbon production;

•	competition from alternative energy sources, including wind and solar; and

•	changing taxes, price controls, and laws and regulations.
The aforementioned factors are beyond our control and could have a material adverse effect on our results of operations and on our financial position or cash flow, particularly in the Storage Solutions and Oil Gas & Chemical segments.
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
To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions, as of the date of the financial statements, which affect the reported values of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimation by our management include:

•	contract costs and application of percentage-of-completion accounting;

•	provisions for uncollectible receivables from customers for invoiced amounts;

•	the amount and collectibility of unpriced change orders and claims against customers;

•	provisions for income taxes and related valuation allowances;

•	recoverability of goodwill and intangible assets;

•	valuation of assets acquired and liabilities assumed in connection with business combinations; and

•	accruals for estimated liabilities, including litigation and insurance reserves.
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
We may not be able to successfully complete our ongoing integration of the operations, personnel and technology from our acquisitions. Because of their size and complexity, if we fail to complete our integration efforts successfully, we may experience interruptions in our business activities, a decrease in the quality of our services, a deterioration in our employee and customer relationships, and harm to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations. Our integration activities have required significant attention from management, which potentially decreases the time that management may devote to serve existing customers, attract new customers and develop new services and strategies. We may also experience difficulties in combining corporate cultures, maintaining employee morale and retaining key employees. The integration efforts may also impose substantial demands on our operations or other projects. We will have to actively strive to demonstrate to our existing customers that these integrations have not resulted in adverse changes in our standards or business focus. Our acquisitions have involved a significant capital commitment, and the return that we achieve on any capital invested may be less than the return achieved on our other projects or investments. There will be challenges in consolidating and rationalizing information technology platforms and administrative infrastructures. In addition, any delays or increased costs of integrating acquired companies could adversely affect our operations, financial results and liquidity.
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
Our senior secured revolving credit facility contains covenants that restrict or limit our ability to incur additional debt, acquire or dispose of assets, repurchase equity, or make certain distributions, including dividends. In addition, our senior secured revolving credit facility requires that we comply with a number of financial covenants. These covenants and restrictions may impact our ability to effectively execute operating and strategic plans and our operating performance may not be sufficient to comply with the required covenants. Additionally, availability under the credit facility is dependent upon profitable operating results. If results deteriorate, availability under the credit facility is reduced.
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
Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. We perform annual goodwill impairment reviews in the fourth quarter of every fiscal year. In addition, we perform an impairment review whenever events or changes in circumstances indicate the carrying value of goodwill or an intangible or fixed asset may not be recoverable. As of June 30, 2019, the Company had $19.5 million of amortizing intangible assets and $93.4 million of non-amortizing goodwill representing 3.1% and 14.7% of the Company's total assets, respectively.
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
Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in reduced demand for our services and products.
There has been an increased focus in the last several years on climate change in response to findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment. As a result, there have been a variety of regulatory developments, proposals or requirements and legislative initiatives that have been introduced in the U.S. (and other parts of the world) that are focused on restricting the emission of greenhouse gases. The adoption of new or more stringent legislation or regulatory programs limiting greenhouse gas emissions from customers for whom we provide services could affect demand for our products and services. Further, some scientists have concluded that increasing greenhouse gas concentrations in the atmosphere may produce physical effects, such as increased severity and frequency of storms, droughts, floods and other climate events. Such climate events have the potential to adversely affect our operations or those of our customers, which in turn could have a negative effect on us.
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
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
The principal properties of Matrix Service Company are as follows:

Location	Description of Facility	Segment	Interest
United States:
Tulsa, Oklahoma	Corporate headquarters and regional office	All segments	Leased
Bakersfield, California	Regional office	All segments	Leased
Bellingham, Washington	Regional office, fabrication facility and warehouse	Oil Gas & Chemical, Storage Solutions, Industrial	Owned
Canonsburg, Pennsylvania	Regional office	Electrical Infrastructure, Oil Gas & Chemical, Industrial	Leased
Catoosa, Oklahoma	Fabrication facilities, regional office and warehouse	Oil Gas & Chemical, Storage Solutions, Industrial	Leased & Owned (1)
Columbus, Ohio	Regional office	All segments	Leased
Eddystone, Pennsylvania	Regional office, fabrication facility and warehouse	All segments	Leased
Hammond, Indiana	Regional office, fabrication facility, and warehouse	Oil Gas & Chemical, Industrial	Leased
Houston, Texas	Regional offices and warehouse	Oil Gas & Chemical, Storage Solutions, Industrial	Leased & Owned
Metairie, Louisiana	Regional office	All segments	Leased
Norco, California	Regional office and warehouse	Storage Solutions, Oil Gas & Chemical	Leased
Orange, California	Fabrication facility, regional office and warehouse	Oil Gas & Chemical, Storage Solutions, Industrial	Leased & Owned
Pittsburgh, Pennsylvania	Regional office	Oil Gas & Chemical, Storage Solutions, Industrial	Leased
Rahway, New Jersey	Regional office and warehouse	Electrical Infrastructure, Oil Gas & Chemical, Industrial	Leased
Sewickley, Pennsylvania	Regional office	Oil Gas & Chemical, Storage Solutions, Industrial	Leased
Temperance, Michigan	Regional office and warehouse	Storage Solutions	Owned
Tucson, Arizona	Regional office and warehouse	Industrial, Storage Solutions, Oil Gas & Chemical	Leased
International:
Burlington, Ontario, Canada	Regional office	Electrical Infrastructure, Industrial, Storage Solutions	Owned
Calgary, Alberta, Canada	Regional office	Storage Solutions	Leased
Leduc, Alberta, Canada	Regional office and warehouse	Storage Solutions	Leased
Sarnia, Ontario, Canada	Regional office and warehouse	Storage Solutions	Owned
Paju-si, Gyeonggi-do, South Korea	Fabrication facility, regional office and warehouse	Storage Solutions	Owned
Sydney, New South Wales, Australia	Regional office	Storage Solutions	Leased

(1)	Certain facilities were constructed by the Company on land acquired through ground leases with renewal options.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the NASDAQ Global Select Market under the trading symbol "MTRX". Substantially all of our stockholders maintain their shares in "street name" accounts and are not individually stockholders of record. As of July 31, 2019, there were 20 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
Our Credit Agreement limits the Company's purchases of its equity securities to $30.0 million in any calendar year. The table below sets forth the information with respect to purchases made by the Company of its common stock during the fourth quarter of the fiscal year ended June 30, 2019:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (C)
April 1 to April 30, 2019
Share Repurchase Program (A)	—	—	—	2,396,643
Employee Transactions (B)	—	—	—
May 1 to May 31, 2019
Share Repurchase Program (A)	—	—	—	2,396,643
Employee Transactions (B)	—	—	—
June 1 to June 30, 2019
Share Repurchase Program (A)	—	—	—	2,396,643
Employee Transactions (B)	—	—	—

(A)	Represents shares purchased under our stock buyback program.

(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

(C)
On November 6, 2018, the Board of Directors approved a new stock buyback program (the “November 2018 Program”), which replaced the December 2016 Program. Under the November 2018 Program, the Company may repurchase common stock of the Company up to a maximum of $30.0 million per calendar year provided that the aggregate number of shares repurchased may not exceed 10%, or approximately 2.7 million, of the Company's shares outstanding as of November 6, 2018. The November 2018 Program will continue unless and until it is modified or revoked by the Board of Directors.

Item 6. Selected Financial Data

Selected Financial Data
(In thousands, except percentages and per share data)

	Fiscal Years Ended
	June 30, 2019	June 30, 2018(1)	June 30, 2017	June 30, 2016	June 30, 2015
Revenues	$1,416,680	$1,091,553	$1,197,509	$1,311,917	$1,343,135
Cost of revenues	1,284,729	999,617	1,116,506	1,185,926	1,255,765
Gross profit	131,951	91,936	81,003	125,991	87,370
Gross margin %	9.3%	8.4%	6.8%	9.6%	6.5%
Selling, general and administrative expenses	94,021	84,417	76,144	85,109	78,568
Selling, general and administrative %	6.6%	7.7%	6.4%	6.5%	5.8%
Operating income (loss)	37,930	(10,479)	4,859	40,882	8,802
Operating income (loss) %	2.7%	(1.0)%	0.4%	3.1%	0.7%
Net income (loss)	27,982	(11,480)	138	25,537	(1,898)
Net income (loss) attributable to noncontrolling interest	—	—	321	(3,326)	(19,055)
Net income (loss) attributable to Matrix Service Company	27,982	(11,480)	(183)	28,863	17,157
Earnings (loss) per share-basic	1.04	(0.43)	(0.01)	1.09	0.64
Earnings (loss) per share-diluted	1.01	(0.43)	(0.01)	1.07	0.63
Working capital	141,811	118,581	139,654	129,416	114,209
Total assets	633,394	558,033	586,030	564,967	561,689
Long-term debt	5,347	—	44,682	—	8,804
Capital expenditures	19,558	8,711	11,908	13,939	15,773
Cash flows provided (used) by operations	41,394	74,671	(18,746)	33,587	26,240
Backlog	1,098,349	1,218,596	682,273	868,672	1,420,598

(1)	Intangible asset impairment charges totaling $18.0 million were included in the Company's fiscal 2018 operating results.

Refer to the Results of Operations section included in Part II, Item 7 of this Annual Report on Form 10-K for a discussion of the impacts of business combinations and contract charges that materially impacted the comparability of information in the Selected Financial Data table above, particularly for the fiscal year ended 2019 in comparison to the fiscal year ended 2018, and the fiscal year ended 2018 in comparison to the fiscal year ended 2017.
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
We recognize revenue over time for reimbursable and time and material based repair and maintenance contracts since the customer simultaneously receives and consumes the benefit of those services as we perform work under the contract. As a practical expedient allowed under the revenue accounting standards, we record revenue for these contracts in the amount to which we have a right to invoice for the services performed provided that we have a right to consideration from the customer in an amount that corresponds directly with the value of the performance completed to date.
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
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $10.1 million at June 30, 2019 and $15.0 million at June 30, 2018. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings. Generally, collection of amounts related to unpriced change orders and claims is expected within twelve months. However, customers may not pay these amounts until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

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
We perform our annual test during the fourth quarter of each fiscal year and in any other period in which indicators of impairment warrant additional tests. The goodwill impairment test involves comparing management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, then goodwill is not impaired. If the fair value of a reporting unit is less than its carrying value, then goodwill is impaired to the extent of the difference, but the impairment may not exceed the balance of goodwill assigned to that reporting unit. We performed our annual goodwill impairment test as of May 31, 2019, which indicated no impairment.
We utilize a discounted cash flow analysis, referred to as an income approach, and market multiples, referred to as a market approach, to determine the estimated fair value of our reporting units. For the income approach, significant judgments and assumptions, including forecasted project awards, discount rate, anticipated revenue growth rate, gross margins, operating expenses, working capital needs and capital expenditures, are inherent in the fair value estimates, which are based on our operating and capital budgets and on our strategic plan. As a result, actual results may differ from the estimates utilized in our income approach. For the market approach, significant judgments and assumptions include the selection of guideline companies and our forecasted EBITDA. The use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and could result in the recognition of an impairment charge in the financial statements. As a test for reasonableness, we also consider the combined estimated fair values of our reporting units to our market capitalization.
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

	Headroom Sensitivity Analysis
	Goodwill as of June 30, 2019 (in thousands) (1)	Baseline Headroom	Headroom if Revenue Growth Rate Declines by 100 Basis Points	Headroom if Gross Margin Declines by 100 Basis Points	Headroom if Discount Rate Increases by 100 Basis Points
Reporting Unit 1	$24,904	21%	18%	-5%	8%
Reporting Unit 2	$16,892	11%	5%	-4%	1%
Reporting Unit 3	$7,981	10%	6%	-17%	1%
Reporting Unit 4	$6,112	38%	30%	-1%	24%
All other reporting units	$37,479	43% to 987%	35% to 941%	25% to 812%	28% to 860%

(1)
In August 2018, the Company disposed of a business that marketed process heating equipment, which reduced goodwill by $2.8 million. The business disposed of constituted its own reporting unit and the amount of goodwill written off was all of the goodwill assigned to that reporting unit. None of the goodwill was considered impaired since the Company recorded a gain on the disposal. See Item 8. Financial Statements and Supplementary Data, Note 3 - Acquisitions and Disposals for more information about the disposal.

The fiscal 2019 test indicated that some reporting units were at higher risk of future impairment than others. If the market view of project opportunities or gross margins deteriorates next year prior to the annual test, an interim test may be required, particularly for the higher risk reporting units, which could result in a material impairment of goodwill.
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
We currently expect to recognize between $23 million and $28 million of operating right-of-use lease assets and liabilities upon adoption during the first quarter of fiscal 2020. We are not expecting the modified retrospective adjustment to retained earnings upon adoption to be material, and we do not expect the ASU will have a material impact on our future operating results or cash flows. Our conclusions are preliminary and could change once we finalize the implementation during the first fiscal quarter of fiscal 2020.
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
The amendments in this update broaden the information the Company may consider in developing its expected credit loss estimate to include forecasted information. The Company will adopt these amendments on July 1, 2020. The Company must apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. At this time, the Company does not expect this update will have a material impact on its estimate of the allowance for uncollectible accounts.

Results of Operations
Overview
We operate our business through four reportable segments: Electrical Infrastructure; Oil Gas & Chemical; Storage Solutions; and Industrial.
The Electrical Infrastructure segment consists of power delivery services provided to investor owned utilities, including construction of new substations, upgrades of existing substations, short-run transmission line installations, distribution upgrades and maintenance, as well as emergency and storm restoration services. We also provide construction and maintenance services to a variety of power generation facilities, such as combined cycle plants and other natural gas fired power stations.
The Oil Gas & Chemical segment serves customers primarily in the downstream and midstream petroleum industries who are engaged in refining crude oil and processing, fractionating, and marketing of natural gas and natural gas liquids. We also perform work in the petrochemical, upstream petroleum, and sulfur extraction, recovery and processing markets. Our services include plant maintenance, turnarounds, engineering and capital construction. We also offer industrial cleaning services, including hydro-blasting, hydro-excavating, advanced chemical cleaning and vacuum services.
The Storage Solutions segment consists of work related to aboveground storage tanks ("AST") and terminals. Also included in this segment are cryogenic and other specialty storage tanks and terminals including liquefied natural gas, liquid nitrogen/liquid oxygen, liquid petroleum and other specialty vessels such as spheres as well as marine structures and truck and rail loading/offloading facilities. Our services include engineering, fabrication and construction, and maintenance and repair, which includes planned and emergency services for both tanks and full terminals. Finally, we offer AST products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.
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
The majority of the work for all segments is performed in the United States, with 3.4% of revenues generated internationally during fiscal 2019, 10.1% in fiscal 2018 and 19.7% in fiscal 2017. The percentage of revenues generated internationally decreased in fiscal 2019 compared to fiscal 2018 and fiscal 2017 due to the completion of a significant Canadian power generation project in our Electrical Infrastructure segment in fiscal 2018.

Significant period to period changes in revenues, gross profits and operating results are discussed below on a consolidated basis and for each segment:
Matrix Service Company
Results of Operations
(In thousands)

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
Fiscal Year 2019
Consolidated revenues	$217,417	$319,867	$521,932	$357,464	$1,416,680
Gross profit	15,470	35,987	56,011	24,483	131,951
Gross profit %	7.1%	11.3%	10.7%	6.8%	9.3%
Selling, general and administrative expenses	11,802	23,003	41,914	17,302	94,021
Operating income	3,668	12,984	14,097	7,181	37,930
Operating income %	1.7%	4.1%	2.7%	2.0%	2.7%
Fiscal Year 2018
Consolidated revenues	$255,931	$322,772	$314,696	$198,154	$1,091,553
Gross profit	18,300	33,423	25,778	14,435	91,936
Gross profit %	7.2%	10.4%	8.2%	7.3%	8.4%
Selling, general and administrative expenses	17,550	23,908	31,685	11,274	84,417
Operating income (loss)	(16,531)	8,798	(5,907)	3,161	(10,479)
Operating income (loss) %	(6.5)%	2.7%	(1.9)%	1.6%	(1.0)%
Fiscal Year 2017
Consolidated revenues	$373,384	$240,523	$481,696	$101,906	$1,197,509
Gross profit	7,137	12,675	55,651	5,540	81,003
Gross profit %	1.9%	5.3%	11.6%	5.4%	6.8%
Selling, general and administrative expenses	15,446	21,458	32,723	6,517	76,144
Operating income (loss)	(8,309)	(8,783)	22,928	(977)	4,859
Operating income (loss) %	(2.2)%	(3.7)%	4.8%	(1.0)%	0.4%
Variances Fiscal Year 2019 to Fiscal Year 2018 Increase/(Decrease)
Consolidated revenues	$(38,514)	$(2,905)	$207,236	$159,310	$325,127
Gross profit	(2,830)	2,564	30,233	10,048	40,015
Selling, general and administrative expenses	(5,748)	(905)	10,229	6,028	9,604
Operating income	20,199	4,186	20,004	4,020	48,409
Variances Fiscal Year 2018 to Fiscal Year 2017 Increase/(Decrease)
Consolidated revenues	$(117,453)	$82,249	$(167,000)	$96,248	$(105,956)
Gross profit	11,163	20,748	(29,873)	8,895	10,933
Selling, general and administrative expenses	2,104	2,450	(1,038)	4,757	8,273
Operating income	(8,222)	17,581	(28,835)	4,138	(15,338)

Fiscal 2019 Versus Fiscal 2018
Consolidated
Consolidated revenue was $1.417 billion for the fiscal year ended June 30, 2019, compared to $1.092 billion in fiscal 2018. On a segment basis, consolidated revenue increased in the Storage Solutions and Industrial segments by $207.2 million and $159.3 million, respectively. These increases were partially offset by decreases in consolidated revenue for the Electrical Infrastructure and Oil Gas & Chemical segments of $38.5 million and $2.9 million, respectively.
Consolidated gross profit was $132.0 million in fiscal 2019 compared to $91.9 million in fiscal 2018. Gross margin increased to 9.3% in fiscal 2019 compared to 8.4% in fiscal 2018. Fiscal 2019 was positively impacted by higher revenue volumes, which led to improved recovery of construction overhead costs. Additionally, during the first half of fiscal 2019, the gross margin was negatively impacted by the wind down of lower margin work awarded in a highly competitive environment. In the second half of fiscal 2019, the gross margin was positively impacted by increased volumes of higher margin capital work awarded in an improved business environment.
Consolidated SG&A expenses were $94.0 million in fiscal 2019 compared to $84.4 million in fiscal 2018. The increase in fiscal 2019 was primarily due to improved operating results, which led to higher incentive compensation expense, investment in personnel to support increased revenue, and higher stock compensation expense. These increases were partially offset by lower amortization expense on intangible assets that fully amortized in fiscal 2018.
Interest expense was $1.3 million in fiscal 2019 and $2.6 million in fiscal 2018. The decrease in interest expense was primarily due to a lower average debt balance during fiscal 2019. Interest income was $1.2 million during fiscal 2019 compared to $0.4 million in fiscal 2018 due to an increase in our average cash balance and higher short-term interest rates.
Our effective tax rate for fiscal 2019 was 27.2% compared to 5.5% in fiscal 2018. The effective tax rate in fiscal 2019 was negatively impacted by $4.5 million of valuation allowances placed on net operating loss carryforwards and foreign tax credits generated by our branch operations in Canada, which we believe will not be utilized prior to their expiration, and $1.2 million of non-deductible expenses. These negative impacts were largely offset by the reversal of $3.5 million of branch liabilities associated with the valuation allowances placed on our Canadian branch net operating loss carryforwards and foreign tax credits, $2.0 million of research and development and other tax credits and $0.3 million of excess tax benefits related to the vesting of stock-based compensation. A full analysis of the Company's provision for income taxes is included in Item 8. Financial Statements and Supplementary Data, Note 6 - Income Taxes. The rate for fiscal 2018 was negatively impacted by the impairment of $8.3 million of non-deductible goodwill and by a $0.8 million valuation allowance recorded on a deferred tax asset in connection with stock-based compensation. In fiscal 2020, we expect our effective income tax rate to be 27.0%.
In fiscal 2019, net income was $28.0 million, or $1.01 per fully diluted share, compared to a net loss of $11.5 million, or $0.43 per fully diluted share, in fiscal 2018.
Electrical Infrastructure
Revenue for the Electrical Infrastructure segment decreased $38.5 million to $217.4 million in fiscal 2019 compared to $255.9 million in fiscal 2018. The decrease is primarily due to the strategic shift away from EPC power generation projects and lower volumes of power delivery work, partially offset by higher volumes of power generation package work. The segment gross margin was 7.1% in fiscal 2019 compared to 7.2% in the same period last year. The segment gross margins in both fiscal 2019 and 2018 were negatively impacted by lower than previously forecasted margins on a limited number of power delivery projects. In fiscal 2019, we expanded our power delivery business geographically, however, the margins on this work did not meet our expectations. The fiscal 2019 segment margin was also negatively impacted when the proceeds from the settlement of a customer dispute were less than previously anticipated. The negative impacts to the fiscal 2019 segment gross margin were partially offset by strong project execution on power generation package work. The fiscal 2018 segment gross margin was also negatively impacted by higher construction overhead costs.
Oil Gas & Chemical
Revenue for the Oil Gas & Chemical segment was $319.9 million in fiscal 2019 compared to $322.8 million in the same period a year earlier. The decrease of $2.9 million is primarily due to lower volumes of engineering and capital work, largely offset by higher volumes of turnaround and maintenance work. The segment gross margin was 11.3% in fiscal 2019 compared to 10.4% in the same period last year. Project execution was strong in both fiscal 2019 and 2018. Fiscal 2019 was also positively impacted by improved recovery of overhead costs.

Storage Solutions
Revenue for the Storage Solutions segment was $521.9 million in fiscal 2019 compared to $314.7 million in fiscal 2018, an increase of $207.2 million. The increase in segment revenue is primarily a result of increased tank and terminal construction work, and higher levels of repair and maintenance spending by our customers. The segment gross margin was 10.7% in fiscal 2019 compared to 8.2% in fiscal 2018. During the first half of fiscal 2019, the segment gross margin was negatively impacted by the wind down of lower margin work awarded in a highly competitive environment and lower than previously forecasted margins on a limited number of those projects. In the second half of fiscal 2019, the segment gross margin was positively impacted by increased volumes of higher margin work on capital projects awarded in an improved business environment, which also led to improved recovery of construction overhead costs. The fiscal 2018 segment gross margin was negatively impacted by lower margin work awarded in a highly competitive environment and lower volumes, which led to the under recovery of construction overhead costs.
Industrial
Revenue for the Industrial segment was $357.5 million in fiscal 2019 compared to $198.2 million in fiscal 2018, an increase of $159.3 million. The increase in revenue is primarily attributable to higher volumes of iron and steel spending and increased thermal vacuum chamber work. The segment gross margin was 6.8% in fiscal 2019 compared to 7.3% in fiscal 2018. The fiscal 2019 segment gross margin was negatively impacted by a lower than previously forecasted margin on a thermal vacuum chamber project nearing completion, partially offset by improved gross margins on iron and steel work.
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
Consolidated SG&A expenses were $84.4 million in fiscal 2018 compared to $76.1 million in fiscal 2017. The increase in fiscal 2018 is primarily attributable to overhead associated with a mid-year fiscal 2017 acquisition (see Note 3 - Acquisitions and Disposals, Item 8. Financial Statements and Supplementary Data) that expanded the Company's engineering business, as well as higher project pursuit costs.
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

A reconciliation of Adjusted EBITDA to net income (loss) attributable to Matrix Service Company follows:

	Fiscal Years Ended
	June 30, 2019	June 30, 2018	June 30, 2017
	(in thousands)
Net income (loss) attributable to Matrix Service Company	$27,982	$(11,480)	$(183)
Goodwill and other intangible asset impairment	—	17,998	—
Interest expense	1,296	2,600	2,211
Provision (benefit) for federal, state and foreign income taxes	10,430	(668)	2,308
Depreciation and amortization	18,224	20,347	21,602
Adjusted EBITDA	$57,932	$28,797	$25,938
LIQUIDITY AND CAPITAL RESOURCES
Overview
We define liquidity as the ability to pay our liabilities as they become due, fund business operations and meet all contractual and financial obligations. Our primary sources of liquidity in fiscal 2019 were cash and cash equivalents on hand, capacity under our senior secured revolving credit facility and cash generated from operations. Cash and cash equivalents on hand at June 30, 2019 totaled $89.7 million and availability under the senior secured revolving credit facility totaled $152.2 million, resulting in total liquidity of $241.9 million. We expect to fund our operations for the next twelve months through the use of cash generated from operations, existing cash and cash equivalents balances and borrowings under our senior secured revolving credit facility, as necessary. The Company's liquidity continues to be adequate to support its long-term strategic growth plans.
The following table provides a summary of changes in our liquidity for the fiscal year ended June 30, 2019 (in thousands):

Liquidity as of June 30, 2018	$137,243
Net increase in cash and cash equivalents	25,658
Decrease in credit facility capacity constraint	95,418
Net borrowings on credit facility	(5,329)
Increase in letters of credit outstanding	(11,074)
Foreign currency translation of outstanding borrowings	(18)
Liquidity as of June 30, 2019	$241,898

Factors that routinely impact our short-term liquidity and that may impact our long-term liquidity include, but are not limited to:

•
Changes in costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs due to contract terms that determine the timing of billings to customers and the collection of those billings:

•	Some cost plus and fixed price customer contracts are billed based on milestones which may require us to incur significant expenditures prior to collections from our customers.

•	Time and material contracts are normally billed in arrears. Therefore, we are routinely required to carry these costs until they can be billed and collected.

•	Some of our large construction projects may require security in the form of letters of credit or significant retentions. The timing of collection of retentions is often uncertain.

•	Other changes in working capital.

•	Capital expenditures.
Other factors that may impact both short and long-term liquidity include:

•	Acquisitions and disposals of businesses.

•	Strategic investments in new operations.

•	Purchases of shares under our stock buyback program.

•	Contract disputes which can be significant.

•	Collection issues, including those caused by weak commodity prices or other factors which can lead to credit deterioration of our customers.

•	Capacity constraints under our senior secured revolving credit facility and remaining in compliance with all covenants contained in the Credit Agreement.

•	Issuances of letters of credit.
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities for the fiscal year ended June 30, 2019 totaled $41.4 million. Major components of cash flows from operating activities for the year ending June 30, 2019 are as follows:

Net Cash Provided by Operating Activities
(In thousands)

Net income	$27,982
Non-cash expenses	28,856
Deferred income tax	2,061
Cash effect of changes in working capital, net of disposition	(18,206)
Other	701
Net cash provided by operating activities	$41,394
Working capital changes, net of effects of a disposal of a business (see Item 8. Financial Statements and Supplementary Data, Note 3 - Acquisitions and Disposals), at June 30, 2019 in comparison to June 30, 2018 include the following:

•
Accounts receivable, net of bad debt expense recognized during the period, increased by $15.4 million during fiscal 2019, which decreased cash flows from operating activities. The increase is primarily due to higher volumes of business and the timing of billing and collections.

•
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") increased $19.8 million, which decreased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") decreased $15.0 million, which decreased cash flows from operating activities. CIE and BIE balances can experience significant fluctuations based on the timing of when job costs are incurred and the invoicing of those job costs to the customer.

•
Inventories increased $2.9 million, which decreased cash flows from operating activities. The increase in inventories is primarily related to aluminum coil purchased to support our storage tank products business.

•
Other assets and liabilities increased $12.2 million, which decreased cash flows from operating activities. The increase is primarily related to an increase in retentions that are expected to be collected beyond one year in connection with large projects. These increases were partially offset by an increase in net income taxes payable and a decrease in income taxes receivable.

•
Accounts payable and other accrued expenses increased by $47.1 million, which increased cash flows from operating activities. The variance is primarily attributable to higher volumes of business and the timing of vendor payments.

Cash Flows Used for Investing Activities
Investing activities used $14.4 million of cash in the fiscal year ended June 30, 2019 primarily due to $19.5 million of capital expenditures, partially offset by $3.9 million of proceeds from the disposal of a business (see Item 8. Financial Statements and Supplementary Data, Note 3 - Acquisitions and Disposals) and $1.2 million of proceeds from other assets sales. Capital expenditures consisted of: $7.8 million for transportation equipment, $5.9 million for software and office equipment, $5.2 million for construction and fabrication equipment, and $0.6 million for facilities.
Cash Flows Used by Financing Activities
Financing activities used $1.1 million of cash in the fiscal year ended June 30, 2019 primarily due to share repurchases of $5.2 million and the repurchase of $1.7 million of Company stock for payment of withholding taxes due on equity-based compensation, partially offset by net borrowings of $5.3 million under the Company's senior secured revolving credit facility.
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

The credit facility includes a sub-facility for revolving loans and letters of credit denominated in Australian Dollars, Canadian Dollars, Euros and Pounds Sterling in an aggregate amount not to exceed the U.S. Dollar equivalent of $75.0 million and a $200.0 million sublimit for total letters of credit.

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
The Credit Agreement includes a Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as defined in the Credit Agreement, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, over the previous four quarters. For the four quarters ended June 30, 2019, Consolidated EBITDA was $68.6 million. Consolidated Funded Indebtedness at June 30, 2019 was $53.5 million.
Consolidated EBITDA, as defined in the Credit Agreement, or "Covenant EBITDA," differs from Adjusted EBITDA, as reported under "Results of Operations - Non-GAAP Financial Measure," in Item 7 primarily because it permits the Company to:

•	exclude non-cash stock-based compensation expense,

•	include pro forma EBITDA of acquired businesses as if the acquisition occurred at the beginning of the previous four quarters, and

•	exclude certain other extraordinary items, as defined in the Credit Agreement.
Availability under the senior secured revolving credit facility is as follows:

	June 30, 2019	June 30, 2018
	(In thousands)
Senior secured revolving credit facility	$300,000	$300,000
Capacity constraint due to the Leverage Ratio	94,323	189,741
Capacity under the senior secured revolving credit facility	205,677	110,259
Letters of credit	48,147	37,073
Borrowings outstanding	5,347	—
Availability under the senior secured revolving credit facility	$152,183	$73,186
The Company is in compliance with all other affirmative, negative, and financial covenants under the Credit Agreement.
At June 30, 2019, the Company was at the lowest margin tier for all categories of loans and the unused revolving credit facility fee under the Credit Agreement.
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

Treasury Shares
On November 6, 2018, the Board of Directors approved a new stock buyback program (the "November 2018 Program"), which replaced the previous program that had been in place since December 2016 and was set to expire in December 2018. Under the November 2018 Program, the Company may repurchase common stock up to a maximum of $30.0 million per calendar year provided that the aggregate number of shares repurchased may not exceed 10%, or approximately 2.7 million, of the Company's shares outstanding as of November 6, 2018. The Company may repurchase its stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and is not obligated to purchase any shares. The November 2018 Program will continue unless and until it is modified or revoked by the Board of Directors. In December 2018, the Company repurchased 310,532 shares of its common stock for $5.2 million under the November 2018 Program. There were 2,396,643 shares available for repurchase under the November 2018 Program as of June 30, 2019.
In addition to the stock buyback program, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. The Company withheld 79,111 and 52,950 shares of common stock during fiscal 2019 and 2018, respectively, to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares. The Company has 1,081,014 treasury shares as of June 30, 2019 and intends to utilize these treasury shares in connection with equity awards under the Company’s stock incentive plans and for sales to the Employee Stock Purchase Plan.
Off-Balance Sheet Arrangements
As of June 30, 2019, the following off-balance sheet arrangements were in place to support our ordinary course obligations:

	Expiration Period
	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years	Total
	(In thousands)
Letters of credit(1)	$26,903	$28,040	$—	$—	$54,943
Surety bonds	208,694	77,111	—	—	285,805
Total	$235,597	$105,151	$—	$—	$340,748

(1)
All letters of credit issued under our senior secured revolving credit facility are in support of our workers’ compensation insurance programs or certain construction contracts. The letters of credit that support our workers’ compensation programs are expected to renew annually through the term of our senior secured revolving credit facility. The letters of credit that support construction contracts carry expiry dates into calendar year 2021. Our Credit Agreement allows exclusion of letters of credit that support our workers' compensation programs when calculating availability under the credit facility. At June 30, 2019, there were $6.8 million of letters of credit that support our workers' compensation programs.

Contractual Obligations
Contractual obligations at June 30, 2019 are summarized below:

	Contractual Obligations by Expiration Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In thousands)
Borrowings under senior secured revolving credit facility(1)	$—	$5,347	$—	$—	$5,347
Interest payments on debt(1)	1,843	2,165	—	—	4,008
Operating leases(2)	7,758	12,899	7,046	11,715	39,418
Purchase obligations	1,024	1,043	—	—	2,067
Total contractual obligations	$10,625	$21,454	$7,046	$11,715	$50,840

(1)
Assumes total debt principal at June 30, 2019 is carried to maturity with no future borrowings or repayments and no changes to total letters of credit outstanding as of June 30, 2019. Interest payments on debt assumes the margin tier that the Company was at on June 30, 2019, which is the lowest margin tier under the Credit Agreement.

(2)	Includes an operating lease that the Company expects to commence during its first quarter of fiscal 2020. The lease has a 10 year term and future lease payments of $11.9 million.

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
Financial instruments with interest rate risk at June 30, 2019 were as follows:

	Maturity by Fiscal Year					Fair Value as of June 30, 2019
	2020	2021	2022	2023	2024
	(In thousands)
Long-term debt:
Variable rate debt	$—	$—	$5,347	$—	$—	$5,347
The Company has not entered into any derivative instruments to hedge interest rate risk, but evaluates the materiality of interest rate risk exposure. An increase of 100 basis points in interest rates would not have had a material impact on the financial results of the Company for the fiscal year ended June 30, 2019.
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
Management has not entered into derivative instruments to hedge foreign currency risk, but periodically evaluates the materiality of our foreign currency exposure. To mitigate our risk, on occasion we borrow Canadian Dollars under our senior secured revolving credit facility to settle U.S. Dollar account balances. A 10% unfavorable change in the Canadian Dollar against the U.S. Dollar would not have had a material impact on the financial results of the Company for the fiscal year ended June 30, 2019.
Commodity Price Risk
The Company has no direct commodity exposure, but we do have exposure to materials derived from certain commodities including steel plate, steel pipe, and copper, which are key materials used by the Company. Supplies of these materials are available throughout the United States and worldwide. We anticipate that adequate amounts of these materials will be available in the foreseeable future. However, the price, quantity, and delivery schedules of these materials could change rapidly due to various factors, including producer capacity, the level of foreign imports, worldwide demand, the imposition or removal of tariffs on imported steel and other market conditions. We mitigate these risks primarily by procuring materials upon contract execution to ensure that our purchase price approximates the costs included in the project estimate, and also by negotiating contract escalation clauses to cover unexpected costs due to fluctuations in materials derived from certain commodities.

Item 8. Financial Statements and Supplementary Data

Financial Statement Schedules
The financial statement schedule is filed as a part of this report under Schedule II – Valuation and Qualifying Accounts for the three fiscal years ended June 30, 2019, June 30, 2018 and June 30, 2017 immediately following Quarterly Financial Data (Unaudited). All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019. In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on this assessment, the Company’s management has concluded that the Company’s internal control over financial reporting as of June 30, 2019 was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019. Deloitte & Touche LLP’s report on the Company’s internal control over financial reporting is included herein.

/S/ John R. Hewitt	/S/ Kevin S. Cavanah
John R. Hewitt	Kevin S. Cavanah
President and Chief Executive Officer	Vice President and Chief Financial Officer
September 4, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Matrix Service Company

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Matrix Service Company and subsidiaries (the “Company”) as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2019 of the Company and our report dated September 4, 2019, expressed an unqualified opinion on those financial statements.
Basis for Opinion
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

/S/ DELOITTE & TOUCHE LLP
Tulsa, Oklahoma
September 4, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Matrix Service Company

Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of Matrix Service Company and subsidiaries (the “Company”) as of June 30, 2019 and 2018, and the related Consolidated Statements of Income, Comprehensive Income, Cash Flows and Changes in Stockholders’ Equity for each of the three years in the period ended June 30, 2019 and the related notes and schedules listed in the Index at Item 8 (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 4, 2019 expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
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

/S/ DELOITTE & TOUCHE LLP
Tulsa, Oklahoma
September 4, 2019

We have served as the Company's auditor since 2006.

Matrix Service Company
Consolidated Statements of Income
(In thousands, except per share data)

	Fiscal Years Ended
	June 30, 2019	June 30, 2018	June 30, 2017
Revenues	$1,416,680	$1,091,553	$1,197,509
Cost of revenues	1,284,729	999,617	1,116,506
Gross profit	131,951	91,936	81,003
Selling, general and administrative expenses	94,021	84,417	76,144
Goodwill and other intangible asset impairment	—	17,998	—
Operating income (loss)	37,930	(10,479)	4,859
Other income (expense):
Interest expense	(1,296)	(2,600)	(2,211)
Interest income	1,167	381	132
Other	611	550	(334)
Income (loss) before income tax expense	38,412	(12,148)	2,446
Provision (benefit) for federal, state and foreign income taxes	10,430	(668)	2,308
Net income (loss)	27,982	(11,480)	138
Less: Net income attributable to noncontrolling interest	—	—	321
Net income (loss) attributable to Matrix Service Company	$27,982	$(11,480)	$(183)
Basic earnings (loss) per common share	$1.04	$(0.43)	$(0.01)
Diluted earnings (loss) per common share	$1.01	$(0.43)	$(0.01)
Weighted average common shares outstanding:
Basic	26,891	26,769	26,533
Diluted	27,587	26,769	26,533

See accompanying notes

Matrix Service Company
Consolidated Statements of Comprehensive Income
(In thousands)

	Fiscal Years Ended
	June 30, 2019	June 30, 2018	June 30, 2017
Net income (loss)	$27,982	$(11,480)	$138
Other comprehensive loss, net of tax:
Foreign currency translation loss (net of tax expense (benefit) of $27, $(24) and $180 for the fiscal years ended June 30, 2019, 2018 and 2017, respectively)	(340)	(87)	(479)
Comprehensive income (loss)	27,642	(11,567)	(341)
Less: Comprehensive income attributable to noncontrolling interest	—	—	321
Comprehensive income (loss) attributable to Matrix Service Company	$27,642	$(11,567)	$(662)

See accompanying notes

Matrix Service Company
Consolidated Balance Sheets
(In thousands)

	June 30, 2019	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$89,715	$64,057
Accounts receivable, less allowances (2019 - $923; 2018 - $6,327)	218,432	203,388
Costs and estimated earnings in excess of billings on uncompleted contracts	96,083	76,632
Inventories	8,017	5,152
Income taxes receivable	29	3,359
Other current assets	5,034	4,458
Total current assets	417,310	357,046
Property, plant and equipment, at cost:
Land and buildings	41,179	40,424
Construction equipment	91,793	89,036
Transportation equipment	52,526	48,339
Office equipment and software	43,632	41,236
Construction in progress	7,619	1,353
Total property, plant and equipment - at cost	236,749	220,388
Accumulated depreciation	(157,414)	(147,743)
Property, plant and equipment - net	79,335	72,645
Goodwill	93,368	96,162
Other intangible assets	19,472	22,814
Deferred income taxes	2,683	4,848
Other assets	21,226	4,518
Total assets	$633,394	$558,033

See accompanying notes

Matrix Service Company
Consolidated Balance Sheets (continued)
(In thousands, except share data)

	June 30, 2019	June 30, 2018
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$114,647	$79,439
Billings on uncompleted contracts in excess of costs and estimated earnings	105,626	120,740
Accrued wages and benefits	38,357	24,375
Accrued insurance	9,021	9,080
Income taxes payable	2,517	7
Other accrued expenses	5,331	4,824
Total current liabilities	275,499	238,465
Deferred income taxes	298	429
Borrowings under senior secured revolving credit facility	5,347	—
Other liabilities	293	296
Total liabilities	281,437	239,190
Commitments and contingencies
Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of June 30, 2019 and June 30, 2018; 26,807,203 and 26,853,823 shares outstanding as of June 30, 2019 and June 30, 2018	279	279
Additional paid-in capital	137,712	132,198
Retained earnings	239,476	211,494
Accumulated other comprehensive loss	(7,751)	(7,411)
	369,716	336,560
Less treasury stock, at cost — 1,081,014 and 1,034,394 shares as of June 30, 2019 and June 30, 2018	(17,759)	(17,717)
Total stockholders' equity	351,957	318,843
Total liabilities and stockholders’ equity	$633,394	$558,033

See accompanying notes

Matrix Service Company
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Years Ended
	June 30, 2019	June 30, 2018	June 30, 2017
Operating activities:
Net income (loss)	$27,982	$(11,480)	$138
Adjustments to reconcile net income to net cash provided (used) by operating activities, net of effects of acquisitions:
Depreciation and amortization	18,224	20,347	21,602
Goodwill and other intangible asset impairment	—	17,998	—
Stock-based compensation expense	11,908	8,618	7,461
Deferred income tax	2,061	(1,186)	(2,556)
Gain on disposal of business (Note 3)	(427)	—	—
Gain on sale of property, plant and equipment	(854)	(662)	(142)
Provision for uncollectible accounts	5	107	1,748
Other	701	397	289
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects from acquisitions:
Accounts receivable	(15,374)	5,504	(11,932)
Costs and estimated earnings in excess of billings on uncompleted contracts	(19,809)	14,548	13,567
Inventories	(2,872)	(1,415)	198
Other assets and liabilities	(12,246)	369	(7,641)
Accounts payable	32,651	(25,883)	(37,047)
Billings on uncompleted contracts in excess of costs and estimated earnings	(14,983)	45,613	5,212
Accrued expenses	14,427	1,796	(9,643)
Net cash provided (used) by operating activities	41,394	74,671	(18,746)
Investing activities:
Capital expenditures	(19,558)	(8,711)	(11,908)
Acquisitions, net of cash acquired (Note 3)	—	(1,687)	(40,819)
Proceeds from disposal of business (Note 3)	3,885	—	—
Proceeds from asset sales	1,225	1,062	1,308
Net cash used by investing activities	$(14,448)	$(9,336)	$(51,419)

See accompanying notes

Matrix Service Company
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Fiscal Years Ended
	June 30, 2019	June 30, 2018	June 30, 2017
Financing activities:
Advances under senior secured revolving credit facility	$16,225	$85,317	$126,933
Repayments of advances under senior secured revolving credit facility	(10,896)	(130,248)	(82,251)
Payment of debt amendment fees	—	(364)	(1,073)
Open market purchase of treasury shares	(5,190)	—	—
Issuances of common stock	128	317	253
Proceeds from issuance of common stock under employee stock purchase plan	311	293	305
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(1,685)	(627)	(2,290)
Capital contributions from noncontrolling interest	—	—	855
Net cash provided (used) by financing activities	(1,107)	(45,312)	42,732
Effect of exchange rate changes on cash	(181)	229	(418)
Net increase (decrease) in cash and cash equivalents	25,658	20,252	(27,851)
Cash and cash equivalents, beginning of period	64,057	43,805	71,656
Cash and cash equivalents, end of period	$89,715	$64,057	$43,805
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3,309	$1,410	$11,968
Interest	$1,705	$2,719	$1,788
Non-cash investing and financing activities:
Accrued acquisition working capital adjustment (Note 3)	$—	$—	$1,687
Purchases of property, plant and equipment on account	$2,686	$156	$483

See accompanying notes

Matrix Service Company
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Non- Controlling Interest	Total
Balances, July 1, 2016	$279	$127,058	$223,157	$(26,907)	$(6,845)	$(1,176)	$315,566
Capital contributions from noncontrolling interest	—	—	—	—	—	855	855
Net income (loss)	—	—	(183)	—	—	321	138
Other comprehensive loss	—	—	—	—	(479)	—	(479)
Treasury Shares sold to Employee Stock Purchase Plan (16,609 shares)	—	(25)	—	330	—	—	305
Exercise of stock options (24,813 shares)	—	(317)	—	570	—	—	253
Issuance of deferred shares (396,530 shares)	—	(5,758)	—	5,758	—	—	—
Treasury shares repurchased to satisfy tax withholding obligations (134,535 shares)	—	—	—	(2,290)	—	—	(2,290)
Stock-based compensation expense	—	7,461	—	—	—	—	7,461
Balances, June 30, 2017	279	128,419	222,974	(22,539)	(7,324)	—	321,809
Net loss	—	—	(11,480)	—	—	—	(11,480)
Other comprehensive loss	—	—	—	—	(87)	—	(87)
Treasury Shares sold to Employee Stock Purchase Plan (21,920 shares)	—	(130)	—	423	—	—	293
Exercise of stock options (31,050 shares)	—	(240)	—	557	—	—	317
Issuance of deferred shares (253,241 shares)	—	(4,469)	—	4,469	—	—	—
Treasury shares repurchased to satisfy tax withholding obligations (52,950 shares)	—	—	—	(627)	—	—	(627)
Stock-based compensation expense	—	8,618	—	—	—	—	8,618
Balances, June 30, 2018	279	132,198	211,494	(17,717)	(7,411)	—	318,843
Net income	—	—	27,982	—	—	—	27,982
Other comprehensive loss	—	—	—	—	(340)	—	(340)
Treasury Shares Sold to Employee Stock Purchase Plan (15,812 shares)	—	38	—	273	—	—	311
Exercise of stock options (12,500 shares)	—	(126)	—	254	—	—	128
Issuance of deferred shares (314,711 shares)	—	(6,306)	—	6,306	—	—	—
Treasury shares repurchased to satisfy tax withholding obligations (79,111 shares)	—	—	—	(1,685)	—	—	(1,685)
Open market purchases of treasury shares (310,532 shares)	—	—	—	(5,190)	—	—	(5,190)
Stock-based compensation expense	—	11,908	—	—	—	—	11,908
Balances, June 30, 2019	$279	$137,712	$239,476	$(17,759)	$(7,751)	$—	$351,957

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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

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
We recognize revenue over time for reimbursable and time and material based repair and maintenance contracts since the customer simultaneously receives and consumes the benefit of those services as we perform work under the contract. As a practical expedient allowed under the revenue accounting standards, we record revenue for these contracts in the amount to which we have a right to invoice for the services performed provided that we have a right to consideration from the customer in an amount that corresponds directly with the value of the performance completed to date.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

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
Change Orders
Contracts are often modified through change orders, which are changes to the agreed upon scope of work. Most of our change orders, which may be priced or unpriced, are for goods or services that are not distinct from the existing contract due to the significant integration of services provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a change order on the contract price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis. For unpriced change orders, we estimate the increase or decrease to the contract price using the variable consideration method described in the Step 3: Determine Contract Price paragraph above. Unpriced change orders are more fully discussed in Note 7 - Contingencies.
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
Cash and Cash Equivalents
The Company includes as cash equivalents all investments with original maturities of three months or less which are readily convertible into cash. We have cash on deposit at June 30, 2019 with banks in the United States, Canada, South Korea and Australia in excess of Federal Deposit Insurance Corporation ("FDIC"), Canada Deposit Insurance Corporation ("CDIC"), Korea Deposit Insurance Corporation ("KDIC") and Financial Claims Scheme ("FCS") protection limits, respectively. The United States Dollar equivalent of Canadian, South Korean and Australian deposits totaled $2.6 million as of June 30, 2019.
Accounts Receivable
Accounts receivable are carried on a gross basis, less the allowance for uncollectible accounts. The Company’s customers consist primarily of major integrated oil companies, steel companies, independent refiners and marketers, power companies, petrochemical companies, pipeline companies, mining companies, contractors and engineering firms. The Company is exposed to the risk of individual customer defaults or depressed cycles in our customers’ industries. To mitigate this risk many of our contracts require payment as projects progress or advance payment in some circumstances. In addition, in most cases the Company can place liens against the property, plant or equipment constructed or terminate the contract if a material contract default occurs. Management estimates the allowance for uncollectible accounts based on existing economic conditions, the financial condition of its customers and the amount and age of past due accounts. Accounts are written off against the allowance for uncollectible accounts only after all reasonable collection attempts have been exhausted.
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
We utilize a discounted cash flow analysis, referred to as an income approach, and market multiples, referred to as a market approach, to determine the estimated fair value of our reporting units. For the income approach, significant judgments and assumptions, including forecasted project awards, discount rate, anticipated revenue growth rate, gross margins, operating expenses, working capital needs and capital expenditures, are inherent in the fair value estimates, which are based on our operating and capital budgets and on our strategic plan. As a result, actual results may differ from the estimates utilized in our income approach. For the market approach, significant judgments and assumptions include the selection of guideline companies and our forecasted EBITDA. The use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and could result in the recognition of an impairment charge in the financial statements. As a test for reasonableness, we also consider the combined estimated fair values of our reporting units to our market capitalization.

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
Foreign Currency
The functional currencies of the Company’s operations in Canada, South Korea and Australia are the Canadian Dollar, South Korean Won and U.S. Dollar, respectively. The functional currency of the Company's Australian operations is the U.S. Dollar since its sales are primarily denominated in that currency. For subsidiaries with operations using a foreign functional currency, assets and liabilities are translated at the year-end exchange rates and the income statement accounts are translated at average exchange rates throughout the year. Translation gains and losses are reported in Accumulated Other Comprehensive Income (Loss), net of tax, in the Consolidated Statements of Changes in Stockholders’ Equity and in Other Comprehensive Income (Loss) in the Consolidated Statements of Comprehensive Income. Translation gains and losses are reversed from Accumulated Other Comprehensive Income (Loss) and are recognized in current period income in the event the Company disposes of an entity with accumulated translation gains or losses. Transaction gains and losses are reported as a component of Other income (expense) in the Consolidated Statements of Income.

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
We currently expect to recognize between $23 million and $28 million of operating right-of-use lease assets and liabilities upon adoption during the first quarter of fiscal 2020. We are not expecting the modified retrospective adjustment to retained earnings upon adoption to be material, and we do not expect the ASU will have a material impact on our future operating results or cash flows. Our conclusions are preliminary and could change once we finalize the implementation during the first fiscal quarter of fiscal 2020.
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
The amendments in this update broaden the information the Company may consider in developing its expected credit loss estimate to include forecasted information. The Company will adopt these amendments on July 1, 2020. The Company must apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. At this time, the Company does not expect this update will have a material impact on its estimate of the allowance for uncollectible accounts.
Note 2 – Revenue
Remaining Performance Obligations
The Company had $823.3 million of remaining performance obligations yet to be satisfied as of June 30, 2019. The Company expects to recognize approximately $656.4 million of its remaining performance obligations as revenue within the next twelve months.
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

	June 30, 2019	June 30, 2018	Change
	(In thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$96,083	$76,632	$19,451
Billings on uncompleted contracts in excess of costs and estimated earnings	(105,626)	(120,740)	15,114
Net contract liabilities	$(9,543)	$(44,108)	$34,565
The difference between the beginning and ending balances of the Company's CIE and BIE primarily results from the timing of revenue recognized relative to its billings. The amount of revenue recognized during the twelve months ended June 30, 2019 that was included in the prior period BIE balance was $120.7 million. This revenue consists primarily of work performed during the period on contracts with customers that had advance billings.
Gross amounts of contact assets and liabilities on uncompleted contracts are as follows:

	June 30, 2019	June 30, 2018
	(In thousands)
Costs incurred and estimated earnings on uncompleted contracts	$1,942,903	$2,081,799
Billings on uncompleted contracts	1,952,446	2,125,907
Net contract liabilities	$(9,543)	$(44,108)
Progress billings in accounts receivable at June 30, 2019 and June 30, 2018 included retentions to be collected within one year of $21.9 million and $25.9 million, respectively. Contract retentions collectible beyond one year are included in other assets in the Consolidated Balance Sheet and totaled $17.7 million as of June 30, 2019 and $2.6 million as of June 30, 2018.
Disaggregated Revenue
The following table presents revenue disaggregated by the geographic area where the work was performed:

	Twelve months ended
	June 30, 2019	June 30, 2018	June 30, 2017
	(In thousands)
United States	$1,367,844	$981,292	$961,049
Canada	41,410	104,208	228,625
Other international	7,426	6,053	7,835
Total	$1,416,680	$1,091,553	$1,197,509

Note 3—Acquisitions and Disposals
Sale of Process Heating Business
In August 2018, the Company sold non-core assets associated with a business that marketed process heating equipment for $3.9 million in cash, including $0.2 million of customary final post-closing adjustments paid in October 2018. The Company recognized a gain of $0.4 million on the sale, which was included in Other in the Consolidated Statements of Income. The revenues and operating results of the business, which were included in the Oil Gas & Chemical segment, were not material.
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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The Company purchased all of the equity interests of Houston Interests for $42.5 million, net of working capital adjustments and cash acquired. The consideration paid is as follows (in thousands):

Cash paid for equity interest	$46,000
Cash paid for working capital	6,837
Less: cash acquired	(10,331)
Net purchase price	$42,506
The Company funded the acquisition primarily from borrowings under the Company's senior secured revolving credit facility (See Note 5). The net purchase price was allocated to the major categories of assets and liabilities based on their estimated fair value at the acquisition date.
The following table summarizes the net purchase price allocation (in thousands):

Assets Acquired:
Cash and cash equivalents	$10,331
Accounts receivable	10,273
Costs and estimated earnings in excess of billings on uncompleted contracts	746
Other current assets	454
Current assets	21,804
Property, plant and equipment	942
Goodwill	35,146
Other intangible assets	10,220
Total assets acquired	$68,112
Liabilities Acquired:
Accounts payable	$962
Billings on uncompleted contracts in excess of costs and estimated earnings	11,648
Other accrued expenses	2,475
Current liabilities	15,085
Other liabilities	190
Total liabilities acquired	$15,275
Net Purchase Price:
Net assets acquired	$52,837
Less: cash acquired	10,331
Net purchase price	$42,506
The goodwill recognized from the acquisition is primarily attributable to the technical expertise of the acquired workforce and the complementary nature of Houston Interests' operations, which the Company believes will enable the combined entity to expand its service offerings and enter new markets. All of the goodwill recognized is deductible for income tax purposes.
The Company agreed to pay the previous owners for any unused portion of acquired warranty obligations outstanding as of June 30, 2017. This agreement was settled for $1.7 million, which was paid in July 2017. This settlement was reflected as a decrease to the acquired current liabilities and an increase to the net purchase price.
The Company incurred $0.6 million of expenses related to closing the acquisition during the fiscal year ended June 30, 2017, which were included within selling, general and administrative expenses in the Consolidated Statements of Income.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The unaudited financial information in the table below summarizes the combined results of operations of Matrix Service Company and Houston Interests for the fiscal year ended June 30, 2017, on a pro forma basis, as though the companies had been combined as of July 1, 2016. The pro forma financial information presented in the table below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at July 1, 2016 nor should it be taken as indicative of future consolidated results of operations.

Fiscal Year Ended
June 30, 2017
(In thousands, except per share data)
Revenues	$1,233,372
Net income attributable to Matrix Service Company	$7,326
Basic earnings per common share	$0.28
Diluted earnings per common share	$0.27
The pro forma financial information presented in the table above includes the following adjustments to the combined entities' historical financial statements:

•	Pro forma earnings were adjusted to include $0.8 million of integration expenses that would have been recognized had the acquisition occurred on July 1, 2016.

•
Interest expense for the combined entities was increased by $0.7 million for the fiscal year ended June 30, 2017. The increase was attributable to the assumption that the Company's borrowings of $46.0 million used to fund a portion of the acquisition had been outstanding as of July 1, 2016. This increase was partially offset by the assumption that Houston Interests' former debt was extinguished as of July 1, 2016.

•
Depreciation and intangible asset amortization expense for the combined entities was reduced by $1.4 million during the fiscal year ended June 30, 2017. This reduction is primarily due to the recognition of amortizable intangible assets as part of the acquisition and the effect of fair value adjustments to acquired property, plant and equipment.

•
Pro forma earnings were adjusted to include additional income tax expense of $2.0 million. Houston Interests was previously an exempt entity and income taxes were not assessed in its historical financial information.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Note 4—Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Net balance at July 1, 2016	$42,170	$14,008	$16,681	$5,434	$78,293
Purchase of Houston Interests (Note 3)	—	19,596	—	15,550	35,146
Acquisition related adjustments	—	—	88	—	88
Translation adjustment (1)	(18)	—	(5)	(3)	(26)
Net balance at June 30, 2017	42,152	33,604	16,764	20,981	113,501
Goodwill impairment	(17,281)	—	—	—	(17,281)
Translation adjustment (1)	(45)	—	(4)	(9)	(58)
Net balance at June 30, 2018	24,826	33,604	16,760	20,972	96,162
Disposal of business(2)	—	(2,775)	—	—	(2,775)
Translation adjustment (1)	4	—	(24)	1	(19)
Net balance at June 30, 2019	$24,830	$30,829	$16,736	$20,973	$93,368

(1)
The translation adjustments relate to the periodic translation of Canadian Dollar and South Korean Won denominated goodwill recorded as a part of prior acquisitions in Canada and South Korea, in which the local currency was determined to be the functional currency.

(2)
In August 2018, the Company disposed of a business that marketed process heating equipment. See Note 3 - Acquisitions and Disposals for more information about the disposal. The business disposed of constituted its own reporting unit and the amount of goodwill written off was all of the goodwill assigned to that reporting unit. None of the goodwill was considered impaired since the Company recorded a gain on the disposal.

The Company performed its annual goodwill impairment test as of May 31, 2019, which resulted in no impairment. However, the risk of impairment is dependent upon the relationship of fair values to carrying amounts at the reporting unit level. The fiscal 2019 test indicated that some reporting units were at higher risk of future impairment than others. If the market view of project opportunities or gross margins deteriorates next year prior to the annual test, an interim test may be required, particularly for the higher risk reporting units, which could result in a material impairment of goodwill.
In fiscal 2018, the Company recorded a $17.3 million impairment of goodwill included in the Electrical Infrastructure segment. The impairment was triggered by lower financial projections as a result of the Company's decision to shift its strategy away from EPC power generation projects to smaller, individual packages that better fit the Company's strategy and risk profile, and sluggish maintenance and capital spending by some key clients in our Northeast and Mid-Atlantic high voltage markets. The estimated fair value of the reporting unit was derived by utilizing a combination of discounted cash flow analysis and market multiples.
Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At June 30, 2019
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,579	$(1,779)	$800
Customer based	6 to 15	38,572	(19,915)	18,657
Non-compete Agreements	4	1,453	(1,438)	15
Total other intangible assets		$42,604	$(23,132)	$19,472

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

		At June 30, 2018
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	9 to 15	$2,579	$(1,603)	$976
Customer based	6 to 15	38,562	(16,763)	21,799
Non-compete agreements	4	1,453	(1,414)	39
Total other intangible assets		$42,594	$(19,780)	$22,814
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
Amortization expense totaled $3.3 million, $4.8 million, and $4.9 million in fiscal 2019, 2018, and 2017, respectively. We estimate that future amortization of other intangible assets will be as follows (in thousands):

For year ending:
June 30, 2020	$3,768
June 30, 2021	3,749
June 30, 2022	2,900
June 30, 2023	2,447
June 30, 2024	2,134
Thereafter	4,474
Total estimated amortization expense	$19,472

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

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

The credit facility includes a sub-facility for revolving loans and letters of credit denominated in Australian Dollars, Canadian Dollars, Euros and Pounds Sterling in an aggregate amount not to exceed the U.S. Dollar equivalent of $75.0 million and a $200.0 million sublimit for total letters of credit.
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
The Credit Agreement includes a Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as defined in the Credit Agreement, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, or "Covenant EBITDA," over the previous four quarters. For the four quarters ended June 30, 2019, Covenant EBITDA was $68.6 million. Consolidated Funded Indebtedness at June 30, 2019 was $53.5 million.
Availability under the senior secured revolving credit facility is as follows:

	June 30, 2019	June 30, 2018
	(In thousands)
Senior secured revolving credit facility	$300,000	$300,000
Capacity constraint due to the Leverage Ratio	94,323	189,741
Capacity under the senior secured revolving credit facility	205,677	110,259
Letters of credit issued	48,147	37,073
Borrowings outstanding	5,347	—
Availability under the senior secured revolving credit facility	$152,183	$73,186

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The Company is in compliance with all other affirmative, negative, and financial covenants under the Credit Agreement. At June 30, 2019, the Company was at the lowest margin tier for all categories of loans and the unused revolving credit facility fee under the Credit Agreement. The carrying value of the senior secured revolving credit facility approximates its fair value at each balance sheet date.
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
We completed the accounting for the Act as of December 31, 2018 and accounted for the tax effect of the Act as follows:
Deferred Taxes Remeasurement
We remeasured our domestic deferred tax assets and liabilities based on the rates at which we expect them to reverse in the future. At June 30, 2018, we completed the remeasurement of our domestic deferred tax assets and liabilities which resulted in an income tax benefit of $0.5 million recognized in fiscal 2018.
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
Global Intangible Low-Tax Income (“GILTI”)
The Act creates a new requirement that certain income earned by controlled foreign corporations must be included currently in the gross income of the U.S. shareholder. Under U.S. GAAP, we have made an accounting policy election to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred instead of factoring such amounts into the measurement of our deferred taxes. For fiscal 2019, we have no U.S. taxable income inclusion related to GILTI.
Valuation Allowances on Foreign Tax Credit Carryforwards
We continue to assess our ability to utilize our foreign tax credits in light of the lower U.S. federal income tax rate. As of June 30, 2019, we had $1.5 million of foreign tax credit carryforwards, the majority of which relate to our branch operations in Canada. Future operations of our Canadian branches will impact our ability to utilize these credits. During our third fiscal quarter we concluded that we are unlikely to realize the benefit of foreign tax credits generated by our Canadian branch operations, which expire in fiscal 2021. Therefore, we recorded a valuation allowance of $0.6 million during the third fiscal quarter. In our fourth fiscal quarter, we placed an additional valuation allowance of $0.3 million on foreign tax credits expiring in fiscal 2025. The remaining credits will expire in fiscal 2023 through fiscal 2025 if not utilized.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Indefinite Reinvestment Assertion
We do not provide for outside basis differences under the indefinite reinvestment assertion of ASC 740-30. Based on our analysis of the Act, we do not anticipate the need to provide for additional taxes for basis differences or withholding taxes on remitted foreign earnings in the immediate future.
Sources of pretax income (loss)

	Fiscal Years Ended
	June 30, 2019	June 30, 2018	June 30, 2017
	(In thousands)
Domestic	$46,032	$(2,656)	$19,763
Foreign	(7,620)	(9,492)	(17,317)
Total	$38,412	$(12,148)	$2,446
Components of the provision for income tax expense (benefit)

	Fiscal Years Ended
	June 30, 2019	June 30, 2018	June 30, 2017
	(In thousands)
Current:
Federal	$6,085	$(121)	$6,522
State	2,390	135	(185)
Foreign	(97)	504	(1,509)
	8,378	518	4,828
Deferred:
Federal	(528)	1,093	618
State	451	(590)	101
Foreign	2,129	(1,689)	(3,239)
	2,052	(1,186)	(2,520)
	$10,430	$(668)	$2,308

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Reconciliation between the expected income tax provision applying the domestic federal statutory tax rate and the reported income tax provision

	Fiscal Years Ended
	June 30, 2019	June 30, 2018	June 30, 2017
	(In thousands)
Expected provision (benefit) for federal income taxes at the statutory rate	$8,067	$(3,408)	$857
State income taxes, net of federal benefit	2,288	247	808
Impairment of non-deductible goodwill(1)	—	2,342	—
Charges without tax benefit	1,233	1,100	1,741
Change in valuation allowance(2)	4,512	1,173	1,295
Reversal of branch liability(2)	(3,546)	—	—
Excess tax expense (benefit) on stock-based compensation(3)	(296)	511	(496)
Remeasurement of deferred taxes(4)	—	(455)	—
IRC S199 deduction	—	—	(749)
Research and development and other tax credits	(1,972)	(1,665)	(1,626)
Foreign tax differential	(248)	(10)	1,496
Noncontrolling interest	—	—	(112)
Change in uncertain tax positions	22	(7)	(22)
Other	370	(496)	(884)
Provision (benefit) for federal, state and foreign income taxes	$10,430	$(668)	$2,308

(1)	Relates to a $17.3 million impairment of goodwill, which included $8.3 million of non-deductible goodwill. See Note 4 - Goodwill and Other Intangible Assets for more information about the impairment.

(2)
In fiscal 2019, the Company placed $4.5 million of valuation allowances on net operating loss carryforwards and foreign tax credits generated by its branch operations in Canada, which will likely not be utilized prior to their expiration. These valuation allowances were largely offset by the reversal $3.5 million of branch liabilities associated with the Canadian net operating loss carryforwards and foreign tax credits.

(3)
This represents the amount recognized for excess tax benefits upon the vesting or exercise of nonvested deferred share awards and stock options, respectively, for which the Company expects to receive an income tax deduction. The Company adopted ASU 2016-09 in fiscal 2017, which required that excess tax benefits and tax deficiencies be recognized as part of the provision for income taxes.

(4)	This represents the remeasurement of deferred taxes in connection with Tax Cuts and Jobs Act - see Deferred Taxes Remeasurement paragraph above.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Significant components of the Company’s deferred tax assets and liabilities

	June 30, 2019	June 30, 2018
	(In thousands)
Deferred tax assets:
Warranty reserve	$206	$206
Bad debt reserve	238	1,629
Paid-time-off accrual	616	575
Insurance reserve	1,577	1,608
Legal reserve	1	27
Net operating loss benefit and credit carryforwards	10,054	10,169
Valuation allowance	(4,959)	(1,638)
Accrued compensation and pension	1,115	758
Stock compensation expense on nonvested deferred shares	3,679	2,733
Accrued losses	194	171
Foreign currency translation and other	833	1,066
Total deferred tax assets	13,554	17,304
Deferred tax liabilities:
Tax over book depreciation	9,349	8,137
Tax over book amortization	1,770	702
Branch future liability	34	3,018
Receivable holdbacks and other	16	1,028
Total deferred tax liabilities	11,169	12,885
Net deferred tax asset	$2,385	$4,419

As reported in the Consolidated Balance Sheets:

	June 30, 2019	June 30, 2018
	(In thousands)
Deferred income tax assets	2,683	4,848
Deferred income tax liabilities	(298)	(429)
Net deferred tax asset	$2,385	$4,419
Operating loss and tax credit carryforwards
The Company has state net operating loss carryforwards, state tax credit carryforwards, federal foreign tax credit carryforwards, foreign net operating loss carryforwards and foreign tax credit carryforwards.  The valuation allowance at June 30, 2019 and June 30, 2018 reduces the recognized tax benefit of these carryforwards to an amount that is more likely than not to be realized.  These carryforwards will generally expire as shown below:

Operating Loss Carryforwards	Expiration Period	Amount (in thousands)
State net operating losses	June 2024 to June 2039	$18,638
Foreign net operating losses	June 2029 to June 2039	$23,749

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Tax Credit Carryforwards	Expiration Period	Amount (in thousands)
State tax credits	June 2032 to June 2034	$834
Federal foreign tax credits	June 2020 to June 2025	$1,302
Foreign tax credits	June 2035 to June 2039	$660
Other
The Company files tax returns in multiple domestic and foreign taxing jurisdictions. With a few exceptions, the Company is no longer subject to examination by taxing authorities through fiscal 2014. At June 30, 2019, the Company updated its evaluation of its open tax years in all known jurisdictions. We have recorded a $0.5 million liability as of June 30, 2019 for unrecognized tax positions and the payment of related interest and penalties. We treat the related interest and penalties as income tax expense. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.
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
Unpriced Change Orders and Claims
As of June 30, 2019 and June 30, 2018, costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $10.1 million and $15.0 million, respectively. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings. Generally, collection of amounts related to unpriced change orders and claims is expected within twelve months. However, customers may not pay these amounts until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.
Other
The Company and its subsidiaries are participants in various legal actions. It is the opinion of management that none of the known legal actions will have a material impact on the Company’s financial position, results of operations or liquidity.
Note 8—Operating Leases
The Company is the lessee under operating leases covering real estate and office equipment under non-cancelable operating lease agreements that expire at various times. Future minimum lease payments under non-cancelable operating leases that were in effect at June 30, 2019 total $39.4 million and are payable as follows: fiscal 2020—$7.8 million; fiscal 2021—$6.9 million; fiscal 2022—$6.0 million; fiscal 2023—$4.3 million; fiscal 2024—$2.7 million and thereafter—$11.7 million. Included in these payments is an operating lease the Company is expecting to commence in the first quarter of fiscal 2020 that has a 10 year term and future minimum lease payments of $11.9 million. Operating lease expense was $8.3 million, $8.6 million and $7.9 million for the fiscal years ended June 30, 2019, June 30, 2018 and June 30, 2017, respectively.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Note 9—Stockholders’ Equity
Preferred Stock
The Company has 5.0 million shares of preferred stock authorized, none of which was issued or outstanding at June 30, 2019 or June 30, 2018.
Treasury Shares
On November 6, 2018, the Board of Directors approved a new stock buyback program (the "November 2018 Program"), which replaced the previous program that had been in place since December 2016 and was set to expire in December 2018. Under the November 2018 Program, the Company may repurchase common stock of the Company up to a maximum of $30.0 million per calendar year provided that the aggregate number of shares repurchased may not exceed 10%, or approximately 2.7 million, of the Company's shares outstanding as of November 6, 2018. The Company may repurchase its stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and is not obligated to purchase any shares. The November 2018 Program will continue unless and until it is modified or revoked by the Board of Directors. In December 2018, the Company repurchased 310,532 shares of its common stock for $5.2 million under the November 2018 Program. There were 2,396,643 shares available for repurchase under the November 2018 Program as of June 30, 2019.

In addition to the stock buyback program, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. The Company withheld 79,111 and 52,950 shares of common stock during fiscal 2019 and 2018, respectively, to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares. The Company has 1,081,014 treasury shares as of June 30, 2019 and intends to utilize these treasury shares in connection with equity awards under the Company’s stock incentive plans and for sales to the Employee Stock Purchase Plan.
Note 10—Stock-Based Compensation
Total stock-based compensation expense for the fiscal years ended June 30, 2019, June 30, 2018, and June 30, 2017 was $11.9 million, $8.6 million and $7.5 million, respectively. Measured but unrecognized stock-based compensation expense at June 30, 2019 was $14.7 million, all of which related to nonvested deferred shares which are expected to be recognized as expense over a weighted average period of 1.7 years. The Company recognized excess tax benefits of $0.3 million and $0.5 million related to stock-based compensation vesting for the fiscal years ended June 30, 2019 and 2017, respectively. The Company recognized excess tax expense of $0.5 million for the fiscal year ended June 30, 2018 related to stock-based compensation vesting.
Plan Information
In October 2018, the Company's stockholders approved the Matrix Service Company 2018 Stock and Incentive Compensation Plan (the "2018 Plan"), which provides stock-based and cash-based incentives for officers, directors and other key employees. Stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares and cash-based awards can be issued under this plan. Upon approval of the 2018 Plan, the 2016 Stock and Incentive Compensation Plan ("2016 Plan") was frozen with the exception of normal vesting and other activity associated with awards previously granted under the 2016 Plan. The 2016 Plan was preceded by the 2012 Stock Incentive Plan ("2012 Plan"), which was frozen upon approval of the 2016 Plan with the exception of normal vesting, forfeiture and other activity associated with awards previously granted under the 2012 Plan. Shares awarded under either the 2016 Plan or the 2012 Plan that are subsequently forfeited or net settled for tax withholding purposes are returned to the treasury share pool and become available for grant under the 2018 Plan. The 2012 Plan was preceded by the 2004 Stock Incentive Plan ("2004 Plan"), which was frozen upon approval of the 2012 Plan with the exception of normal vesting, forfeiture and other activity associated with awards previously granted under the 2004 Plan.
Awards totaling 1,600,000 shares have been authorized under the 2018 Plan. There were 1,629,134 shares available for grant under the 2018 Plan as of June 30, 2019.
Stock Options
Stock options are granted at the market value of the Company’s common stock on the grant date and expire after 10 years. The Company’s policy is to issue shares upon the exercise of stock options from its treasury shares, if available. The Company did not award any new stock options in fiscal years 2019, 2018, or 2017.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Stock option activity and related information for the fiscal year ended June 30, 2019 is as follows:

	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Aggregate Intrinsic Value
		(Years)		(In thousands)
Outstanding at June 30, 2018	66,200	3.4	$10.19	$540
Granted	—		—
Exercised	(12,500)		$10.19	$143
Canceled	—		—
Outstanding at June 30, 2019	53,700	2.4	$10.19	$541
Vested at June 30, 2019	53,700	2.4	$10.19	$541
Exercisable at June 30, 2019	53,700	2.4	$10.19	$541
The total intrinsic value of stock options exercised was $0.3 million during each of fiscal 2018 and fiscal 2017.
Nonvested Deferred Shares
The Company has issued nonvested deferred shares under the following types of arrangements:

•
Time-based awards—Employee awards generally vest in four equal annual installments beginning one year after the grant date. Beginning in fiscal 2019, the award agreements contain a provision that accelerates the vesting for retirement eligible participants and participants that become retirement eligible during the vesting period. The award is forfeited if retirement occurs before the first anniversary of the award. Settlement still occurs on the normal vesting schedules. Director awards vest one year after the grant date.

•
Market-based awards—These awards are in the form of performance units which vest 3 years after the grant date only if the Company’s common stock achieves certain levels of total shareholder return when compared to the total shareholder return of a peer group of companies as selected by the Compensation Committee of the Board of Directors. The payout can range from zero to 200% of the original award depending on the Company's relative total shareholder return during the performance period. These awards are settled in stock. As of June 30, 2019, there are approximately 173,000, 261,000, and 185,000 performance units that are scheduled to vest in fiscal 2020, fiscal 2021, and fiscal 2022, respectively, assuming target performance.

All awards vest upon the death or disability of the participant or upon a change of control of the Company.
The grant date fair value of the time-based awards is determined by the market value of the Company's common stock on the grant date. The grant date fair value of stock options is determined based on the Black-Scholes option pricing model. The grant date fair value of the market-based awards is calculated using a Monte Carlo model. For the fiscal 2019 grant, the model estimated the fair value of the award based on approximately 100,000 simulations of the future prices of the Company's common stock compared to the future prices of the common stock of its peer companies based on historical volatilities. The model also took into account the expected dividends over the performance period of those peer companies which pay cash dividends.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Nonvested deferred share activity for the fiscal year ended June 30, 2019 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested shares at June 30, 2018	1,366,047	$17.18
Shares granted	602,148	$25.10
Shares vested and released	(314,711)	$16.23
Shares canceled	(193,973)	$22.97
Nonvested shares at June 30, 2019	1,459,511	$19.88
There were 715,539 and 516,969 deferred shares granted in fiscal 2018 and 2017 with average grant date fair values of $13.64 and $19.80 per share, respectively. There were 253,241 and 396,530 deferred shares that vested and were released in fiscal 2018 and 2017 with weighted average fair values of $19.60 and $18.24 per share, respectively.
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
The computation of basic and diluted EPS is as follows:

	Fiscal Years Ended
	June 30, 2019	June 30, 2018	June 30, 2017
	(In thousands, except per share data)
Basic EPS:
Net income (loss) attributable to Matrix Service Company	$27,982	$(11,480)	$(183)
Weighted average shares outstanding	26,891	26,769	26,533
Basic earnings (loss) per share	$1.04	$(0.43)	$(0.01)
Diluted EPS:
Weighted average shares outstanding—basic	26,891	26,769	26,533
Dilutive stock options	28	—	—
Dilutive nonvested deferred shares	668	—	—
Diluted weighted average shares	27,587	26,769	26,533
Diluted earnings (loss) per share	$1.01	$(0.43)	$(0.01)

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The following securities are considered antidilutive and have been excluded from the calculation of diluted earnings (loss) per share:

	Fiscal Years Ended
	June 30, 2019	June 30, 2018	June 30, 2017
	(In thousands of shares)
Stock options	—	31	43
Nonvested deferred shares	160	424	430
Total antidilutive securities	160	455	473
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
The Company’s matching contributions were $6.2 million, $5.8 million, and $5.5 million for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.
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
Our participation in significant plans for the fiscal year ended June 30, 2019 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number. The zone status is based on the latest information that the Company received from the plan and is certified by the plan’s actuary. Plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are generally less than 80 percent funded, and plans in the green zone are generally at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Surcharge Imposed” column includes plans in a red zone status that require a payment of a surcharge in excess of regular contributions. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending or Implemented	Company Contributions Fiscal Year			Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement
		2019	2018		2019	2018	2017
					(In thousands)
Boilermaker-Blacksmith National Pension Trust	48-6168020/001	Red	Yellow	Yes	$12,434	$8,525	$7,098	Yes	Described below (1)
Joint Pension Fund Local Union 164 IBEW	22-6031199/001	Described below (2)	Yellow	Yes	2,180	2,391	2,709	No	5/31/2021
Joint Pension Fund of Local Union No 102 IBEW	22-1615726/001	Green	Green	N/A	1,610	2,489	2,392	No	5/31/2022
IBEW Local 456 Pension Plan	22-6238995/001	Green	Green	N/A	574	6,005	2,777	No	5/31/2021
Local 351 IBEW Pension Plan	22-3417366/001	Green	Green	N/A	2,025	1,187	2,796	No	12/4/2021
Steamfitters Local Union No 420 Pension Plan	23-2004424/001	Red	Red	Yes	639	1,558	2,234	Yes	4/30/2020
IBEW Local Union 98 Pension Plan	23-1990722/001	Described below (2)	Red	Yes	828	1,106	1,519	Yes	5/29/2020
Indiana Laborers Pension Fund	35-6027150/001	Described below (2)	Yellow	Yes	3,349	3,542	2,458	No	5/31/2020
Iron Workers Mid-America Pension Plan, Local 395	36-6488227/001	Green	Green	N/A	2,596	4,412	1,785	No	5/31/2024
Pipe Fitters Retirement Fund, Local 597	62-6105084/001	Green	Green	N/A	3,469	3,682	2,563	No	Described below (3)
Iron Workers Pension Plan of Western Pennsylvania, Local 3	25-1283169/001	Yellow	Yellow	Yes	2,317	1,539	748	No	5/1/2021
Iron Workers Pension Plan, Local 55	34-6682351/001	Described below (2)	Green	N/A	4,333	198	—	No	6/30/2020
National Electrical Benefit Fund, Local 488	53-0181657/001	Green	Green	N/A	4,577	824	116	No	1/1/2023
Connecticut Plumbers and Pipefitters Pension Fund, Local 777	06-6050353/001	Green	Green	N/A	3,307	115	—	No	6/1/2020
		Contributions to other multiemployer plans			20,148	17,151	19,514
		Total contributions made			$64,386	$54,724	$48,709

(1)
Our employees are members of several Boilermaker unions that participate in the Boilermaker-Blacksmith National Pension Trust. The most significant of these unions are Boilermakers Local 374 and Boilermakers Local 128, which have collective bargaining agreements that expire on December 31, 2019 and April 30, 2022, respectively.

(2)
For the Local 164 IBEW Pension Plan, Local 98 IBEW Pension Plan, Indiana Laborers Pension Fund, and Iron Workers Pension Plan Local 55, the Company has not received a funding notification that covers the Company's fiscal year 2019 during the preparation of this Form 10-K. Under Federal pension law, if a multiemployer pension plan is determined to be in critical or endangered status, the plan must provide notice of this status to participants, beneficiaries, the bargaining parties, the Pension Benefit Guaranty Corporation, and the Department of Labor. The Company also observed that these plans have not submitted any Critical or Endangered Status Notices to the Department of Labor for calendar years that we have not received notification. The Critical or Endangered Status Notices can be accessed at https://www.dol.gov/agencies/ebsa/about-ebsa/our-activities/public-disclosure/2019-funding-status-notices.

(3)	The Company's collective bargaining agreement with Pipe Fitters Local 597 does not have an expiration date. The agreement was last renegotiated in 2012.
Employee Stock Purchase Plan
The Matrix Service Company 2011 Employee Stock Purchase Plan (“ESPP”) was effective January 1, 2011. The ESPP allows employees to purchase shares through payroll deductions and members of the Board of Directors to purchase shares from amounts withheld from their cash retainers. Share purchases are limited to an aggregate market value of no greater than $60,000 per calendar year per participant and are purchased from the Company at the current market value with no discount to the participant. Contributions are with after tax earnings and are accumulated in non-interest bearing accounts for quarterly purchases of company stock. Upon the purchase of shares, the participants receive all stockholder rights including dividend and voting rights, and are permitted to sell their shares at any time. The Company has made 1,000,000 shares available under the ESPP. The ESPP can be terminated at the discretion of the Board of Directors or on January 2, 2021. Shares are issued from Treasury Stock under the ESPP. There were 15,812 shares issued in fiscal 2019, 21,920 shares in fiscal 2018, and 16,609 shares in fiscal 2017.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Note 13—Segment Information
We operate our business through four reportable segments: Electrical Infrastructure; Oil Gas & Chemical; Storage Solutions; and Industrial.
The Electrical Infrastructure segment consists of power delivery services provided to investor owned utilities, including construction of new substations, upgrades of existing substations, short-run transmission line installations, distribution upgrades and maintenance, as well as emergency and storm restoration services. We also provide construction and maintenance services to a variety of power generation facilities, such as combined cycle plants and other natural gas fired power stations.
The Oil Gas & Chemical segment serves customers primarily in the downstream and midstream petroleum industries who are engaged in refining crude oil and processing, fractionating, and marketing of natural gas and natural gas liquids. We also perform work in the petrochemical, upstream petroleum, and sulfur extraction, recovery and processing markets. Our services include plant maintenance, turnarounds, engineering and capital construction. We also offer industrial cleaning services, including hydro-blasting, hydro-excavating, advanced chemical cleaning and vacuum services.
The Storage Solutions segment consists of work related to aboveground storage tanks ("AST") and terminals. Also included in this segment are cryogenic and other specialty storage tanks and terminals including liquefied natural gas, liquid nitrogen/liquid oxygen, liquid petroleum and other specialty vessels such as spheres as well as marine structures and truck and rail loading/offloading facilities. Our services include engineering, fabrication and construction, and maintenance and repair, which includes planned and emergency services for both tanks and full terminals. Finally, we offer AST products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.
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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Results of Operations
(In thousands)

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Unallocated Corporate	Total
Fiscal Year ended June 30, 2019
Gross revenues	$217,417	$322,065	$524,330	$357,464	$—	$1,421,276
Less: inter-segment revenues	—	2,198	2,398	—	—	4,596
Consolidated revenues	217,417	319,867	521,932	357,464	—	1,416,680
Gross profit	15,470	35,987	56,011	24,483	—	131,951
Operating income	3,668	12,984	14,097	7,181	—	37,930
Segment assets	155,880	91,959	188,912	90,336	106,307	633,394
Capital expenditures	2,493	2,736	4,644	3,464	6,221	19,558
Depreciation and amortization expense	2,460	4,661	6,666	4,437	—	18,224
Fiscal Year ended June 30, 2018
Gross revenues	$255,931	$324,546	$319,106	$198,155	$—	$1,097,738
Less: inter-segment revenues	—	1,774	4,410	1	—	6,185
Consolidated revenues	255,931	322,772	314,696	198,154	—	1,091,553
Gross profit	18,300	33,423	25,778	14,435	—	91,936
Operating income (loss)	(16,531)	8,798	(5,907)	3,161	—	(10,479)
Segment assets	161,207	111,064	149,695	58,816	77,251	558,033
Capital expenditures	493	1,514	3,346	—	3,358	8,711
Depreciation and amortization expense	4,359	5,904	6,623	3,461	—	20,347
Fiscal Year ended June 30, 2017
Gross revenues	$373,384	$247,423	$483,254	$103,449	$—	$1,207,510
Less: inter-segment revenues	—	6,900	1,558	1,543	—	10,001
Consolidated revenues	373,384	240,523	481,696	101,906	—	1,197,509
Gross profit	7,137	12,675	55,651	5,540	—	81,003
Operating income (loss)	(8,309)	(8,783)	22,928	(977)	—	4,859
Segment assets	183,351	129,177	166,742	53,754	53,006	586,030
Capital expenditures	1,390	829	2,017	38	7,634	11,908
Depreciation and amortization expense	5,198	6,299	7,277	2,828	—	21,602

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Geographical information is as follows:

	Long-Lived Assets
	June 30, 2019	June 30, 2018	June 30, 2017
	(In thousands)
United States	$193,472	$174,241	$193,164
Canada	10,110	13,738	21,419
Other international	12,502	13,008	12,817
	$216,084	$200,987	$227,400

Information about Significant Customers:

	Significant Customers as a Percentage of Segment Revenues
	Consolidated	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial
Fiscal Year ended June 30, 2019
Customer one	9.7%	—%	—%	—%	38.4%
Customer two	7.6%	49.0%	—%	—%	0.4%
Customer three	7.6%	—%	—%	—%	30.1%
Customer four	7.2%	—%	30.9%	0.6%	—%
Customer five	7.1%	—%	—%	19.4%	—%
Customer six	5.0%	—%	—%	13.6%	—%
Customer seven	4.6%	0.3%	3.1%	10.6%	—%
Customer eight	3.4%	22.4%	—%	—%	—%
Customer nine	3.1%	—%	—%	—%	12.3%
Customer ten	3.0%	—%	—%	—%	12.0%
Customer eleven	2.1%	13.4%	—%	—%	—%
Fiscal Year ended June 30, 2018
Customer one	11.4%	—%	—%	—%	62.9%
Customer two	8.6%	—%	29.0%	—%	—%
Customer three	6.4%	26.5%	—%	0.6%	—%
Customer four	6.0%	25.4%	—%	—%	—%
Customer five	4.2%	—%	12.0%	2.2%	—%
Customer six	3.2%	—%	10.8%	—%	—%
Customer seven	3.2%	—%	—%	10.9%	—%
Customer eight	3.0%	12.9%	—%	—%	—%
Customer nine	2.7%	—%	—%	—%	14.7%
Customer ten	2.3%	10.0%	—%	—%	—%
Fiscal Year ended June 30, 2017
Customer one	19.5%	—%	—%	48.5%	—%
Customer two	15.3%	46.0%	—%	2.4%	—%
Customer three	5.2%	—%	25.8%	—%	—%
Customer four	4.2%	—%	20.7%	—%	—%
Customer five	4.0%	12.7%	—%	—%	—%
Customer six	2.7%	—%	—%	—%	31.7%
Customer seven	2.2%	—%	—%	—%	25.8%

Matrix Service Company
Quarterly Financial Data (Unaudited)
Fiscal Years Ended June 30, 2019 and June 30, 2018

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Fiscal Year 2019
Revenues	$318,511	$340,568	$358,887	$398,714
Gross profit	23,421	27,886	36,906	43,738
Operating income	2,220	5,527	12,794	17,389
Net income	2,305	3,932	8,933	12,812
Earnings per common share:
Basic	0.09	0.15	0.33	0.48
Diluted	0.08	0.14	0.33	0.47
Fiscal Year 2018
Revenues	$269,910	$282,911	$245,645	$293,087
Gross profit	28,891	26,703	14,891	21,451
Operating income (loss)	7,321	5,174	(5,862)	(17,112)
Net income (loss) attributable to Matrix Service Company	3,824	4,532	(5,153)	(14,683)
Earnings (loss) per common share:
Basic	0.14	0.17	(0.19)	(0.55)
Diluted	0.14	0.17	(0.19)	(0.55)

The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to changes in the average number of common shares outstanding and rounding.

Matrix Service Company
Schedule II—Valuation and Qualifying Accounts
June 30, 2019, June 30, 2018, and June 30, 2017
(In thousands)

COL. A	COL. B	COL. C ADDITIONS		COL. D		COL. E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts—Describe	Deductions—Describe		Balance at End of Period
Fiscal Year 2019
Deducted from asset accounts:
Allowance for doubtful accounts	$6,327	$5	$—	$(5,409)	(A)	$923
Valuation reserve for deferred tax assets	1,638	4,594		(1,273)	(B)	4,959
Total	$7,965	$4,599	$—	$(6,682)		$5,882
Fiscal Year 2018
Deducted from asset accounts:
Allowance for doubtful accounts	$9,887	$107	$—	$(3,667)	(C)	$6,327
Valuation reserve for deferred tax assets	1,719	1,020	—	(1,101)	(D)	1,638
Total	$11,606	$1,127	$—	$(4,768)		$7,965
Fiscal Year 2017
Deducted from asset accounts:
Allowance for doubtful accounts	$8,403	$1,748	$—	$(264)	(E)	$9,887
Valuation reserve for deferred tax assets	424	1,295	—	—		1,719
Total	$8,827	$3,043	$—	$(264)		$11,606

(A)	Primarily relates to a $5.2 million reversal of a previous reserved account receivable balance that was fully settled with an agreement with the customer.

(B)
Relates to the deferred tax asset of $0.8 million created by a stock-based compensation award with a market condition that was fully reserved in fiscal 2018. In fiscal 2019, upon the final determination that the award would not vest, the Company wrote off the deferred tax asset against the reserve. The remaining balance relates to $0.5 million of fully reserved tax credits that expired in fiscal 2019.

(C)	Primarily relates to the reversal of reserved account receivable that was fully settled with cash and future backlog.

(D)
Primarily relates to $0.8 million of stock-based compensation expense recognized in fiscal 2018 that was not deductible for tax purposes due to not meeting a market condition vesting requirement and to $0.3 million of foreign tax credits that expired.

(E)	Primarily relates to a $0.2 million receivable written off against allowance for doubtful accounts.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2019.
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
Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to the Company’s directors and corporate governance is incorporated herein by reference to the sections entitled “Proposal Number 1: Election of Directors” and “Corporate Governance and Board Matters” in the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (“Proxy Statement”). The information required by this item with respect to the Company’s executive officers is incorporated herein by reference to the section entitled “Executive Officer Information” in the Proxy Statement.
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
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the sections entitled “Director Compensation,” "Compensation Discussion and Analysis" and “Executive Officer Compensation” in the Proxy Statement.
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

(2) Financial Statement Schedules
The financial statement schedule is filed as a part of this report under Schedule II—Valuation and Qualifying Accounts June 30, 2019, June 30, 2018 and June 30, 2017, immediately following Quarterly Financial Data (Unaudited). All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

(3) The following documents are included as exhibits to this Annual Report on Form 10-K. The exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical hereafter.

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

3.5	Second Amended and Restated Bylaws, effective as of May 4, 2017 (Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461) filed May 10, 2017).

P4.1	Specimen Common Stock Certificate (Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-36081) filed July 26, 1990, P).

*4.2	Description of the Company's Common Stock.

+10.1	Matrix Service Company 2004 Stock Incentive Plan (Appendix B to the Company’s Proxy Statement filed September 15, 2006 (File No. 1-15461)).

+10.2	Amendment 1 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10 to Amended Schedule 14A filed October 4, 2006 (File No. 1-15461)).

+10.3	Amendment 2 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 5, 2008).

+10.4	Amendment 3 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit A to the Company’s Proxy Statement filed September 11, 2009 (File No. 1-15461)).

+10.5	Matrix Service Company 2012 Stock and Incentive Compensation Plan (Attachment A to the Company's Proxy Statement (File No. 1-15461) filed October 10, 2012).

+ 10.6	Amendment Number 1 to the Matrix Service Company 2012 Stock and Incentive Compensation Plan (Exhibit A to the Company's Proxy Statement (File No. 1-15461) filed October 10, 2014).

+10.7	Form of Long-Term Incentive Award Agreement (2012 Stock and Incentive Compensation Plan) (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-15461) filed November 7, 2016).

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

+10.11	Form of Long-Term Incentive Award Agreement (2016 Stock and Incentive Compensation Plan) (Exhibit 10.11 to the Company's Annual Report on Form 10-K/A (File No. 1-15461), filed September 19, 2018).

+10.12	Matrix Service Company 2018 Stock and Incentive Compensation Plan (Appendix A to the Company's Proxy Statement (File No. 1-15461), filed September 21, 2018).

+10.13
Form of Restricted Stock Unit Award Agreement for Directors (2018 Stock and Incentive Compensation Plan) (Exhibit 10 to the Company's Quarterly Report on Form 10-Q (File No. 1-15461), filed November 8, 2018).

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

10.18	First Amendment dated as of August 31, 2017 to Fourth Amended and Restated Credit Agreement (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461), filed November 7, 2017).

+10.19	Form of Indemnification Agreement (Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15461) filed June 9, 2015).

*21	Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CEO.

*31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CFO.

*32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CEO.

*32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CFO.

*95	Mine Safety Disclosure.
*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

+Management Contract or Compensatory Plan.

P: Paper filing.

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Matrix Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrix Service Company

Date : September 4, 2019	By:	/S/ John R. Hewitt
John R. Hewitt, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ Jim W. Mogg	Chairman of the Board of Directors	September 4, 2019
Jim W. Mogg

/S/ John R. Hewitt	President, Chief Executive Officer and Director	September 4, 2019
John R. Hewitt	(Principal Executive Officer)

/S/ Kevin S. Cavanah	Vice President and Chief Financial Officer	September 4, 2019
Kevin S. Cavanah	(Principal Accounting and Principal Financial Officer)

/S/ Martha Z. Carnes	Director	September 4, 2019
Martha Z. Carnes

/S/ John D. Chandler	Director	September 4, 2019
John D. Chandler

/S/ John W. Gibson	Director	September 4, 2019
John W. Gibson

/S/ Liane K. Hinrichs	Director	September 4, 2019
Liane K. Hinrichs

/S/ James H. Miller	Director	September 4, 2019
James H. Miller