Form 10-Q
period 2019-09-30
MATRIX SERVICE CO
filed 2019-11-07
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Inter Active Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-accelerated Filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2019 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 27,162,327 shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30, 2019	September 30, 2018
Revenues	$338,097	$318,511
Cost of revenues	305,632	295,090
Gross profit	32,465	23,421
Selling, general and administrative expenses	23,691	21,201
Operating income	8,774	2,220
Other income (expense):
Interest expense	(389)	(292)
Interest income	474	282
Other	3	546
Income before income tax expense	8,862	2,756
Provision for federal, state and foreign income taxes	2,711	451
Net income	$6,151	$2,305

Basic earnings per common share	$0.23	$0.09
Diluted earnings per common share	$0.22	$0.08
Weighted average common shares outstanding:
Basic	26,935	26,921
Diluted	27,575	27,589
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2019	September 30, 2018
Net income	$6,151	$2,305
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss) (net of tax expense (benefit) of ($22) and $62 for the three months ended September 30, 2019 and 2018, respectively)	(394)	401
Comprehensive income	$5,757	$2,706
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	September 30, 2019	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$139,889	$89,715
Accounts receivable, less allowances (September 30, 2019— $1,091 and June 30, 2019—$923)	214,614	218,432
Costs and estimated earnings in excess of billings on uncompleted contracts	65,996	96,083
Inventories	7,561	8,017
Income taxes receivable	1,337	29
Other current assets	9,969	5,034
Total current assets	439,366	417,310
Property, plant and equipment at cost:
Land and buildings	41,057	41,179
Construction equipment	92,142	91,793
Transportation equipment	55,179	52,526
Office equipment and software	44,164	43,632
Construction in progress	7,563	7,619
Total property, plant and equipment - at cost	240,105	236,749
Accumulated depreciation	(158,589)	(157,414)
Property, plant and equipment - net	81,516	79,335
Operating lease right-of-use assets	23,595	—
Goodwill	93,300	93,368
Other intangible assets	18,516	19,472
Deferred income taxes	2,719	2,683
Other assets	13,742	21,226
Total assets	$672,754	$633,394
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	September 30, 2019	June 30, 2019
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$96,984	$114,647
Billings on uncompleted contracts in excess of costs and estimated earnings	130,191	105,626
Accrued wages and benefits	34,214	38,357
Accrued insurance	9,539	9,021
Operating lease liabilities	8,660	—
Income taxes payable	—	2,517
Other accrued expenses	5,721	5,331
Total current liabilities	285,309	275,499
Deferred income taxes	2,346	298
Operating lease liabilities	15,998	—
Borrowings under senior secured revolving credit facility	11,366	5,347
Other liabilities	308	293
Total liabilities	315,327	281,437
Commitments and contingencies
Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of September 30, 2019 and June 30, 2019; 27,131,446 and 26,807,203 shares outstanding as of September 30, 2019 and June 30, 2019	279	279
Additional paid-in capital	132,936	137,712
Retained earnings	245,627	239,476
Accumulated other comprehensive loss	(8,145)	(7,751)
	370,697	369,716
Less: Treasury stock, at cost — 756,771 shares as of September 30, 2019, and 1,081,014 shares as of June 30, 2019	(13,270)	(17,759)
Total stockholders' equity	357,427	351,957
Total liabilities and stockholders’ equity	$672,754	$633,394
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2019	September 30, 2018
Operating activities:
Net income	$6,151	$2,305
Adjustments to reconcile net income to net cash provided by operating activities, net of effects from acquisitions and disposals:
Depreciation and amortization	4,779	4,543
Stock-based compensation expense	3,024	2,585
Deferred income tax	1,990	362
Gain on disposal of business	—	(427)
Gain on sale of property, plant and equipment	(93)	(171)
Provision for uncollectible accounts	224	76
Other	84	101
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects from acquisitions and disposals:
Accounts receivable	3,594	(11,284)
Costs and estimated earnings in excess of billings on uncompleted contracts	30,087	302
Inventories	456	(1,369)
Other assets and liabilities	(297)	(10,860)
Accounts payable	(15,240)	15,261
Billings on uncompleted contracts in excess of costs and estimated earnings	24,565	(2,229)
Accrued expenses	(3,220)	9,624
Net cash provided by operating activities	56,104	8,819
Investing activities:
Capital expenditures	(8,684)	(2,482)
Proceeds from disposal of business	—	3,693
Proceeds from asset sales	151	267
Net cash provided (used) by investing activities	$(8,533)	$1,478

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2019	September 30, 2018
Financing activities:
Advances under senior secured revolving credit facility	$8,984	$2,298
Repayments of advances under senior secured revolving credit facility	(2,872)	(765)
Issuances of common stock	—	128
Proceeds from issuance of common stock under employee stock purchase plan	83	78
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(3,394)	(1,559)
Net cash provided by financing activities	2,801	180
Effect of exchange rate changes on cash and cash equivalents	(198)	202
Increase in cash and cash equivalents	50,174	10,679
Cash and cash equivalents, beginning of period	89,715	64,057
Cash and cash equivalents, end of period	$139,889	$74,736
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$5,069	$66
Interest	$417	$456
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$263	$274

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total
Balances, July 1, 2019	$279	$137,712	$239,476	$(17,759)	$(7,751)	$351,957
Net income	—	—	6,151	—	—	6,151
Other comprehensive loss	—	—	—	—	(394)	(394)
Issuance of deferred shares (494,274 shares)	—	(7,813)	—	7,813	—	—
Treasury shares sold to Employee Stock Purchase Plan (4,053 shares)	—	13	—	70	—	83
Treasury shares purchased to satisfy tax withholding obligations (174,084 shares)	—	—	—	(3,394)	—	(3,394)
Stock-based compensation expense	—	3,024	—	—	—	3,024
Balances, September 30, 2019	$279	$132,936	$245,627	$(13,270)	$(8,145)	$357,427

Balances, July 1, 2018	$279	$132,198	$211,494	$(17,717)	$(7,411)	$318,843
Net income	—	—	2,305	—	—	2,305
Other comprehensive income	—	—	—	—	401	401
Exercise of stock options (12,500 shares)	—	(126)	—	254	—	128
Issuance of deferred shares (221,775 shares)	—	(4,768)	—	4,768	—	—
Treasury shares sold to Employee Stock Purchase Plan (4,323 shares)	—	(4)	—	82	—	78
Treasury shares purchased to satisfy tax withholding obligations (72,604 shares)	—	—	—	(1,559)	—	(1,559)
Stock-based compensation expense	—	2,585	—	—	—	2,585
Balances, September 30, 2018	$279	$129,885	$213,799	$(14,172)	$(7,010)	$322,781

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2019, included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the three-month period ended September 30, 2019 may not necessarily be indicative of the results of operations for the full year ending June 30, 2020.
Significant Accounting Policies
The Company has updated its significant accounting policies to include its lease accounting policy as a result of adopting the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) on July 1, 2019. The Company's other significant accounting policies are detailed in “Note 1 - Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended June 30, 2019.
Leases
Adoption of New Leases Standard
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under this guidance, lessees are required to recognize virtually all leases on the balance sheet as a right-of-use asset and an associated operating lease liability or finance lease liability. The right-of-use asset represents the lessee's right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee's obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as operating leases or finance leases. Operating lease liabilities and right-of-use assets are adjusted to result in a single straight-line lease expense over the life of the lease. Finance lease liabilities and right-of-use assets, which contain provisions similar to capital leases under the prior accounting standards, result in the recognition of interest expense on the lease liability and amortization expense on the right-of-use asset over the term of the lease.
On July 1, 2019, the Company adopted the standard using the modified retrospective method. The modified retrospective method permits the Company to record right-of-use assets and lease liabilities for existing leases as of the date of adoption rather than at the beginning of the earliest period presented. The Company recorded operating lease right-of-use assets of $24.6 million and operating lease liabilities of $25.8 million as of July 1, 2019. The adoption of the standard did not have a material impact on the Company’s retained earnings, Condensed Consolidated Statements of Income or Condensed Consolidated Statements of Cash Flows. Financial results reported in prior periods are unchanged and reflect the prior lease accounting standards in place at the time.
The Company elected the package of practical expedients permitted under the transition guidance for the new standard, which among other things, allowed the Company to carry forward the historical lease classification of its existing leases. All of the Company's existing leases were classified as operating leases prior to adoption and have retained this classification after adoption. In addition, the Company elected not to utilize the hindsight practical expedient to determine the lease term for existing leases at adoption.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Lease Accounting Policy
The Company enters into lease arrangements for real estate, construction equipment and information technology equipment in the normal course of business. The Company determines if an arrangement is or contains a lease at inception of the arrangement. An arrangement is determined to be a lease if it conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. If certain criteria are satisfied, the lease is classified as a financing lease. If none of these criteria are satisfied, the lease is considered an operating lease. All of the Company's leases are classified as operating leases.
Operating lease right-of-use assets are recognized as the present value of future lease payments over the lease term as of the commencement date, plus any lease payments made prior to commencement, and less any lease incentives received. Operating right-of-use assets are presented as noncurrent in the Condensed Consolidated Balance Sheets. Operating lease liabilities are recognized as the present value of the future lease payments over the lease term as of the commencement date and are presented as current and noncurrent in the Condensed Consolidated Balance Sheets. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases with an initial term of 12 months or less.
The lease term used to measure the right-of-use assets and lease liabilities is generally the non-cancelable lease term for real estate leases and information technology equipment. Construction equipment is typically rented on a "month-to-month" basis and the lease term is estimated based on the expected duration of the rental. An option to renew or terminate a lease is included in the lease term when it is reasonably certain that the Company will exercise the option. Renewal options for real estate leases are typically for five years or less.
Future lease payments are discounted based on the Company's estimate of its incremental borrowing rate at lease commencement. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments.
Determinations with respect to lease term, including any renewals, incremental borrowing rate, and future lease payments require the use of judgment based on the facts and circumstances related to each lease. The Company considers various factors, including economic incentives, intent, past history and business need, to determine the likelihood that a renewal option will be exercised.
After the commencement date, operating lease expense is recognized based on the undiscounted future lease payments over the remaining lease term on a straight-line basis. Lease expense related to short-term leases is recognized on a straight-line basis over the lease term. Lease expense is included in cost of revenue and in selling, general and administrative expenses in the Condensed Consolidated Statements of Income.
See Note 3 - Leases for the required periodic disclosures about the Company's leases.
Recently Issued Accounting Standards
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Revenue
Remaining Performance Obligations
The Company had $756.7 million of remaining performance obligations yet to be satisfied as of September 30, 2019. The Company expects to recognize approximately $637.6 million of its remaining performance obligations as revenue within the next twelve months.
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

	September 30, 2019	June 30, 2019	Change
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$65,996	$96,083	$(30,087)
Billings on uncompleted contracts in excess of costs and estimated earnings	(130,191)	(105,626)	(24,565)
Net contract liabilities	$(64,195)	$(9,543)	$(54,652)

The difference between the beginning and ending balances of the Company's CIE and BIE primarily results from the timing of revenue recognized relative to its billings. The amount of revenue recognized during the three months ended September 30, 2019 that was included in the prior period BIE balance was $72.0 million. This revenue consists primarily of work performed during the period on contracts with customers that had advance billings.
Progress billings in accounts receivable at September 30, 2019 and June 30, 2019 included retentions to be collected within one year of $31.3 million and $21.9 million, respectively. Contract retentions collectible beyond one year are included in other assets in the Condensed Consolidated Balance Sheet and totaled $10.4 million as of September 30, 2019 and $17.7 million as of June 30, 2019.
Disaggregated Revenue
Revenue disaggregated by reportable segment is presented in Note 9 - Segment Information. The following series of tables presents revenue disaggregated by geographic area where the work was performed and by contract type:
Geographic Disaggregation:

	Three Months Ended
	September 30, 2019	September 30, 2018
	(In thousands)
United States	$314,416	$310,137
Canada	21,170	7,081
Other international	2,511	1,293
Total Revenue	$338,097	$318,511

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Contract Type Disaggregation:

	Three Months Ended
	September 30, 2019	September 30, 2018
	(In thousands)
Fixed-price contracts	$176,320	$179,122
Time and materials and other cost reimbursable contracts	161,777	139,389
Total Revenue	$338,097	$318,511

Typically, the Company assumes more risk with fixed-price contracts since increases in cost to perform the work may not be recoverable. However, these types of contracts typically offer higher profits than time and materials and other cost reimbursable contracts when completed at or below the costs originally estimated. The profitability of time and materials and other cost reimbursable contracts is typically lower than fixed-price contracts and is usually less volatile than fixed-price contracts since the profit component is factored into the rates charged for labor, equipment and materials, or is expressed in the contract as a percentage of the reimbursable costs incurred.
Note 3 – Leases
The Company enters into lease arrangements for real estate, construction equipment and information technology equipment in the normal course of business. Real estate leases accounted for approximately 83% of all right-of-use assets as of September 30, 2019. Most real estate and information technology equipment leases generally have fixed payments that follow an agreed upon payment schedule and have remaining lease terms ranging from less than a year to 16 years. Construction equipment leases generally have "month-to-month" lease terms that automatically renew as long as the equipment remains in use.
The components of lease expense in the Condensed Consolidated Statements of Income are as follows:

		Three Months Ended
		September 30, 2019
Lease expense	Location of Expense in Statements of Income	(in thousands)
Operating lease expense	Cost of revenues and selling, general and administrative expenses	$3,117
Short-term lease expense(1)	Cost of revenues	9,608
Total lease expense		$12,725

(1)	Represents the lease expense of equipment that is subject to month-to-month rental agreements with expected rental durations of less than one year.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

The future undiscounted lease payments, as reconciled to the discounted operating lease liabilities indicated on the Company's Condensed Consolidated Balance Sheets, were as follows:

September 30, 2019
Maturity Analysis(1):	(in thousands)
Remainder of Fiscal 2020	$7,446
Fiscal 2021	6,483
Fiscal 2022	4,828
Fiscal 2023	3,141
Fiscal 2024	1,519
Thereafter	5,024
Total future operating lease payments	28,441
Less: imputed interest	(3,783)
Net present value of future lease payments	24,658
Less: current portion of operating lease liabilities	8,660
Non-current operating lease liabilities	$15,998

(1)	This analysis does not include a lease that has been executed, but is not expected to commence until December 2019. This lease has a 10 year term and future minimum lease payments of $11.9 million.
The following is a summary of the weighted average remaining operating lease term and weighted average discount rate as of September 30, 2019:

Weighted-average remaining lease term (in years)	5.1
Weighted-average discount rate	5.6%
Supplemental cash flow information related to leases is as follows:

Three Months Ended
September 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,134
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$26,399

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Intangible Assets Including Goodwill
Goodwill
The changes in the carrying value of goodwill by segment are as follows:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Net balance at June 30, 2019	$24,830	$30,829	$16,736	$20,973	$93,368
Translation adjustment(1)	(13)	—	(53)	(2)	(68)
Net balance at September 30, 2019	$24,817	$30,829	$16,683	$20,971	$93,300

(1)
The translation adjustments relate to the periodic translation of Canadian Dollar and South Korean Won denominated goodwill recorded as a part of prior acquisitions in Canada and South Korea, in which the local currency was determined to be the functional currency.

The Company tests its goodwill for impairment annually in May. The Company did not note any impairment indicators as of September 30, 2019. However, if our market view of project opportunities or gross margins deteriorates, then an interim goodwill impairment test will be performed, which could result in the recognition of an impairment to goodwill.
Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At September 30, 2019
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,579	$(1,823)	$756
Customer-based	6 to 15	38,525	(20,773)	17,752
Non-compete agreements	4	1,453	(1,445)	8
Total amortizing intangible assets		$42,557	$(24,041)	$18,516

		At June 30, 2019
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,579	$(1,779)	$800
Customer-based	6 to 15	38,572	(19,915)	18,657
Non-compete agreements	4	1,453	(1,438)	15
Total amortizing intangible assets		$42,604	$(23,132)	$19,472

Amortization expense totaled $0.9 million and $0.8 million during the three months ended September 30, 2019 and September 30, 2018, respectively.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

We estimate that the remaining amortization expense related to September 30, 2019 amortizing intangible assets will be as follows (in thousands):

Period ending:
Remainder of Fiscal 2020	$2,819
Fiscal 2021	3,743
Fiscal 2022	2,899
Fiscal 2023	2,447
Fiscal 2024	2,134
Fiscal 2025	1,739
Thereafter	2,735
Total estimated remaining amortization expense at September 30, 2019	$18,516

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

The credit facility includes a sublimit for revolving loans and letters of credit denominated in Australian Dollars, Canadian Dollars, Euros and Pounds Sterling in an aggregate amount not to exceed the U.S. Dollar equivalent of $75.0 million and a $200.0 million sublimit for total letters of credit.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Credit Agreement includes a Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, or "Covenant EBITDA," over the previous four quarters. For the four quarters ended September 30, 2019, Covenant EBITDA was $75.9 million. Consolidated Funded Indebtedness at September 30, 2019 was $59.4 million.
Availability under the senior secured revolving credit facility at September 30, 2019 was as follows:

	September 30, 2019	June 30, 2019
	(In thousands)
Senior secured revolving credit facility	$300,000	$300,000
Capacity constraint due to the Leverage Ratio	72,174	94,323
Capacity under the credit facility	227,826	205,677
Letters of credit	48,040	48,147
Borrowings outstanding	11,366	5,347
Availability under the senior secured revolving credit facility	$168,420	$152,183

At September 30, 2019, the Company was in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.
Note 6 – Income Taxes
Effective Tax Rate
Our effective tax rate for the three months ended September 30, 2019 was 30.6%, compared to 16.4% for the same period a year ago. We expected our fiscal 2020 effective tax rate to be approximately 27.0%. The effective tax rate in fiscal 2020 was negatively impacted by $0.3 million of excess tax expense related to the vesting of stock-based compensation. The effective tax rate for the three months ended September 30, 2018 was positively impacted by $0.3 million of excess tax benefits related to the vesting of stock-based compensation.
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
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $8.5 million at September 30, 2019 and $10.1 million at June 30, 2019. Generally, collection of amounts related to unpriced change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.

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
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended
	September 30, 2019	September 30, 2018
	(In thousands, except per share data)
Basic EPS:
Net income	$6,151	$2,305
Weighted average shares outstanding	26,935	26,921
Basic earnings per share	$0.23	$0.09
Diluted EPS:
Weighted average shares outstanding – basic	26,935	26,921
Dilutive stock options	25	31
Dilutive nonvested deferred shares	615	637
Diluted weighted average shares	27,575	27,589
Diluted earnings per share	$0.22	$0.08

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended
	September 30, 2019	September 30, 2018
	(In thousands)
Nonvested deferred shares	269	167
Total antidilutive securities	269	167

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

The Company evaluates performance and allocates resources based on operating income. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies footnote included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 and in Note 1 of this Quarterly Report on Form 10-Q. Intersegment sales and transfers are recorded at cost; therefore, no intersegment profit or loss is recognized.
Segment assets consist primarily of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment, operating lease right-of-use assets, goodwill and other intangible assets.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Results of Operations
(In thousands)

	Three Months Ended
	September 30, 2019	September 30, 2018
Gross revenues
Electrical Infrastructure	$31,532	$44,701
Oil Gas & Chemical	57,786	75,562
Storage Solutions	150,752	113,767
Industrial	99,287	85,557
Total gross revenues	$339,357	$319,587
Less: Inter-segment revenues
Oil Gas & Chemical	$256	$71
Storage Solutions	685	1,005
Industrial	319	—
Total inter-segment revenues	$1,260	$1,076
Consolidated revenues
Electrical Infrastructure	$31,532	$44,701
Oil Gas & Chemical	57,530	75,491
Storage Solutions	150,067	112,762
Industrial	98,968	85,557
Total consolidated revenues	$338,097	$318,511
Gross profit
Electrical Infrastructure	$104	$3,383
Oil Gas & Chemical	3,635	5,625
Storage Solutions	21,055	9,553
Industrial	7,671	4,860
Total gross profit	$32,465	$23,421
Operating income (loss)
Electrical Infrastructure	$(1,844)	$657
Oil Gas & Chemical	(1,773)	514
Storage Solutions	9,452	285
Industrial	2,939	764
Total operating income	$8,774	$2,220

Total assets by segment were as follows:

	September 30, 2019	June 30, 2019
Electrical Infrastructure	$137,643	$155,880
Oil Gas & Chemical	93,866	91,959
Storage Solutions	206,144	188,912
Industrial	68,091	90,336
Unallocated assets	167,010	106,307
Total segment assets	$672,754	$633,394

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES
Except for the new accounting policy for leases described below, there have been no material changes in our critical accounting policies from those reported in our fiscal 2019 Annual Report on Form 10-K filed with the SEC. For more information on our critical accounting policies, see Part II, Item 7 of our fiscal 2019 Annual Report on Form 10-K. The following section provides certain information with respect to our critical accounting policies as of the close of our most recent quarterly period.
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
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $8.5 million at September 30, 2019 and $10.1 million at June 30, 2019. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.

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
The Company tests its goodwill for impairment annually in May. The Company did not note any impairment indicators as of September 30, 2019. However, if our market view of project opportunities or gross margins deteriorates, then an interim goodwill impairment test will be performed, which could result in the recognition of an impairment to goodwill.
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

Leases
The Company enters into lease arrangements for real estate, construction equipment and information technology equipment in the normal course of business. The Company determines if an arrangement is or contains a lease at inception of the arrangement. An arrangement is determined to be a lease if it conveys the right to control the use of identified property and equipment for a period of time in exchange for consideration. Operating lease right-of-use assets are recognized as the present value of future lease payments over the lease term as of the commencement date, plus any lease payments made prior to commencement, and less any lease incentives received. Operating lease liabilities are recognized as the present value of the future lease payments over the lease term as of the commencement date. Operating lease expense is recognized based on the undiscounted future lease payments over the remaining lease term on a straight-line basis. Lease expense related to short-term leases is recognized on a straight-line basis over the lease term.
Determinations with respect to lease term (including any renewals and terminations), incremental borrowing rate used to discount lease payments, variable lease expense and future lease payments require the use of judgment based on the facts and circumstances related to each lease. The Company considers various factors, including economic incentives, intent, past history and business need, to determine the likelihood that a renewal option will be exercised.
Recently Issued Accounting Standards
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

The amendments in this update broaden the information the Company may consider in developing its expected credit loss estimate to include forecasted information. The amendments in this update are effective for the Company on July 1, 2020. The Company must apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. At this time, the Company does not expect this update to have a material impact to its estimate of the allowance for uncollectible accounts.

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

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Consolidated
Consolidated revenue was $338.1 million for the three months ended September 30, 2019, compared to $318.5 million in the same period in the prior fiscal year. On a segment basis, consolidated revenue increased in the Storage Solutions and Industrial segments by $37.3 million and $13.4 million, respectively. These increases were partially offset by decreases in consolidated revenue for the Oil Gas & Chemical and Electrical Infrastructure segments of $18.0 million and $13.2 million, respectively.
Consolidated gross profit increased to $32.5 million in the three months ended September 30, 2019 compared to $23.4 million in the same period in the prior fiscal year. Gross margin increased to 9.6% in the three months ended September 30, 2019 compared to 7.4% in the same period in the prior fiscal year. Fiscal 2020 gross margin was positively impacted by strong project execution in the Storage Solutions segment. In the Electrical Infrastructure and Oil Gas & Chemical segments, results were negatively impacted by lower than previously expected margins on a project in each of these segments and lower revenues in both segments, which led to the under recovery of construction overhead costs.
Consolidated SG&A expenses were $23.7 million in the three months ended September 30, 2019 compared to $21.2 million in the same period a year earlier. The increase was primarily due to improved operating results, which led to higher incentive compensation expense, and other investments to support the business.
Interest expense was $0.4 million in the three months ended September 30, 2019 compared to $0.3 million in the same period a year ago. The increase was due to a higher average debt balance during the three months ended September 30, 2019. Interest income was $0.5 million in the three months ended September 30, 2019 compared to $0.3 million in the same period a year ago due to an increase in our average cash balance.
Our effective tax rate for the three months ended September 30, 2019 was 30.6%, compared to 16.4% for the same period a year ago. We expected our fiscal 2020 effective tax rate to be approximately 27.0%. The effective tax rate in fiscal 2020 was negatively impacted by $0.3 million of excess tax expense related to the vesting of stock-based compensation. The effective tax rate for the three months ended September 30, 2018 was positively impacted by $0.3 million of excess tax benefits related to the vesting of stock-based compensation.
For the three months ended September 30, 2019, net income and the related fully diluted earnings per share were $6.2 million and $0.22, compared to $2.3 million and $0.08 in the same period a year earlier.
Electrical Infrastructure
Revenue for the Electrical Infrastructure segment decreased $13.2 million to $31.5 million in the three months ended September 30, 2019 compared to $44.7 million in the same period a year earlier. The decrease is primarily due to lower volumes of power delivery and power generation package work. The segment gross margin was 0.3% in fiscal 2020 and 7.6% in fiscal 2019. The fiscal 2020 segment gross margin was negatively impacted by a charge on a transmission and distribution upgrade project due to lower than expected productivity and craft retention incentives, and lower volumes, which led to the under recovery of construction overhead costs. The fiscal 2019 segment gross margin was negatively impacted by lower margin work awarded during a period of increased competition and under recovery of construction overhead costs due to lower than anticipated volumes.

Oil Gas & Chemical
Revenue for the Oil Gas & Chemical segment was $57.5 million in the three months ended September 30, 2019 compared to $75.5 million in the same period a year earlier. The decrease of $18.0 million is primarily due to lower volumes of capital, turnaround, and repair and maintenance work. The segment gross margin was 6.3% for the three months ended September 30, 2019 compared to 7.5% in the same period last year. The fiscal 2020 segment gross margin was negatively impacted by a lower than previously expected margin on a capital project due to purchased equipment that was found to be under performing during start-up and commissioning. In addition, lower volumes led to the under recovery of construction overhead costs. The fiscal 2019 segment gross margin was negatively impacted by a higher mix of lower margin maintenance work, partially offset by higher volumes, which led to better recovery of overhead costs.
Storage Solutions
Revenue for the Storage Solutions segment was $150.1 million in the three months ended September 30, 2019 compared to $112.8 million in the same period a year earlier, an increase of $37.3 million. The increase in segment revenue is primarily a result of increased tank and terminal construction work, and higher levels of repair and maintenance spending. The segment gross margin was 14.0% in the three months ended September 30, 2019 and 8.5% in the three months ended September 30, 2018. The fiscal 2020 segment gross margin was positively impacted by strong project execution on large capital projects. The fiscal 2019 segment gross margin was negatively impacted by a mix of lower margin work that was bid in a highly competitive environment in prior periods and lower than previously forecasted margins on a limited number of those projects.
Industrial
Revenue for the Industrial segment increased $13.4 million to $99.0 million in the three months ended September 30, 2019 compared to $85.6 million in the same period a year earlier. The increase in revenue is primarily attributable to higher volumes of iron and steel work, partially offset by lower volumes of thermal vacuum chamber work. The segment gross margin was 7.8% in the three months ended September 30, 2019 compared to 5.7% in the same period a year earlier. The fiscal 2020 segment gross margin was positively impacted by good project execution on both capital and repair and maintenance work. The fiscal 2019 segment gross margin was negatively impacted by lower than previously forecasted margins on a thermal vacuum chamber project.
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
For long-term maintenance contracts with no minimum commitments and other established customer agreements, we include only the amounts that we expect to recognize as revenue over the next 12 months. For arrangements in which we have received a limited notice to proceed, we include the entire scope of work in our backlog if we conclude that the likelihood of the full project proceeding is high. For all other arrangements, we calculate backlog as the estimated contract amount less revenues recognized as of the reporting date.

The following table provides a summary of changes in our backlog for the three months ended September 30, 2019:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2019	$73,883	$134,563	$641,295	$248,608	$1,098,349
Project awards	30,312	91,160	143,467	56,749	321,688
Revenue recognized	(31,532)	(57,530)	(150,067)	(98,968)	(338,097)
Backlog as of September 30, 2019	$72,663	$168,193	$634,695	$206,389	$1,081,940
Book-to-bill ratio(1)	1.0	1.6	1.0	0.6	1.0

(1)	Calculated by dividing project awards by revenue recognized during the period.
Project awards in all segments are cyclical and are typically the result of a sales process that can take several months or years to complete. It is common for awards to shift from one period to another as the timing of awards is dependent upon a number of factors including changes in market conditions, permitting, off take agreements, project financing and other factors. Backlog volatility may increase for some segments from time to time when individual project awards are less frequent, but more significant. The level of awards presented above only represents an interim period and may not be indicative of full year awards.
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

A reconciliation of EBITDA to net income follows:

	Three Months Ended
	September 30, 2019	September 30, 2018
	(In thousands)
Net income	$6,151	$2,305
Interest expense	389	292
Provision for income taxes	2,711	451
Depreciation and amortization	4,779	4,543
EBITDA	$14,030	$7,591

LIQUIDITY AND CAPITAL RESOURCES
Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity as of September 30, 2019 were cash and cash equivalents on hand, capacity under our senior secured revolving credit facility and cash and cash equivalents generated from operations before consideration of changes in working capital. Cash and cash equivalents on hand at September 30, 2019 totaled $139.9 million and availability under the senior secured revolving credit facility totaled $168.4 million resulting in available liquidity of $308.3 million as of September 30, 2019. The Company's liquidity continues to be adequate to support its short-term needs and long-term strategic growth plans.
The following table provides a summary of changes in our liquidity for the three months ended September 30, 2019 (in thousands):

Liquidity as of June 30, 2019	$241,898
Net increase in cash and cash equivalents	50,174
Decrease in credit facility capacity constraint	22,149
Increase in net borrowings on credit facility	(6,019)
Decrease in letters of credit outstanding	107
Liquidity as of September 30, 2019	$308,309
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
Factors that routinely impact our short-term liquidity and may impact our long-term liquidity include, but are not limited to:

•
Changes in costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs due to contract terms that determine the timing of billings to customers and the collection of those billings:

•	Some cost plus and fixed price customer contracts are billed based on milestones which may require us to incur significant expenditures prior to collections from our customers.

•	Some fixed price customer contracts allow for significant upfront billings at the beginning of a project, which temporarily increases liquidity near term.

•	Time and material contracts are normally billed in arrears. Therefore, we are routinely required to carry these costs until they can be billed and collected.

•	Some of our large construction projects may require security in the form of letters of credit or significant retentions. The timing of collection of retentions is often uncertain.

•	Other changes in working capital.

•	Capital expenditures.
Other factors that may impact both short and long-term liquidity include:

•	Acquisitions and disposals of businesses.

•	Strategic investments in new operations.

•	Purchases of shares under our stock buyback program.

•	Contract disputes, which can be significant.

•	Collection issues, including those caused by weak commodity prices or other factors which can lead to credit deterioration of our customers.

•	Capacity constraints under our senior secured revolving credit facility and remaining in compliance with all covenants contained in the credit agreement.

•	Issuances of letters of credit.
Cash Flow for the Three Months Ended September 30, 2019
Cash Flows Provided by Operating Activities
Cash provided by operating activities for the three months ended September 30, 2019 totaled $56.1 million. The various components are as follows:

Net Cash Provided by Operating Activities
(In thousands)

Net income	$6,151
Non-cash expenses	7,934
Deferred income tax	1,990
Cash effect of changes in working capital	39,945
Other	84
Net cash provided by operating activities	$56,104
Working capital changes at September 30, 2019 in comparison to June 30, 2019 include the following:

•
Accounts receivable, net of bad debt expense recognized during the period, decreased $3.6 million during the three months ended September 30, 2019, which increased cash flows from operating activities. The variance is primarily attributable to the timing of billing and collections.

•
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") decreased $30.1 million, which increased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") increased $24.6 million, which increased cash flows from operating activities. CIE and BIE balances can experience significant fluctuations based on the timing of when job costs are incurred and the invoicing of those job costs to the customer.

•	Prepaid expenses and other assets decreased $3.5 million, which increased cash flows from operating activities.

•
Accounts payable and accrued expenses decreased by $18.5 million during the three months ended September 30, 2019, which decreased cash flows from operating activities. The variance is primarily attributable to the timing of vendor payments.

•	Income tax payable decreased $3.8 million, which decreased cash flows from operating activities.

Cash Flows Used by Investing Activities
Investing activities used $8.5 million of cash in the three months ended September 30, 2019 primarily due to $8.7 million of capital expenditures, partially offset by $0.2 million of proceeds from other assets sales. Capital expenditures consisted of: $4.8 million for transportation equipment, $2.0 million for software and office equipment, $1.7 million for construction and fabrication equipment, and $0.2 million for facilities.
Cash Flows Provided by Financing Activities
Financing activities provided $2.8 million of cash in the three months ended September 30, 2019 primarily due to net borrowings of $6.1 million under the Company's Senior Secured Revolving Credit Facility, partially offset by the repurchase of $3.4 million of Company stock for payment of withholding taxes due on equity-based compensation.
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

The credit facility includes a sublimit for revolving loans and letters of credit denominated in Australian Dollars, Canadian Dollars, Euros and Pounds Sterling in an aggregate amount not to exceed the U.S. Dollar equivalent of $75.0 million and a $200.0 million sublimit for total letters of credit.
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

The Credit Agreement includes a Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, or "Covenant EBITDA," over the previous four quarters. For the four quarters ended September 30, 2019, Covenant EBITDA was $75.9 million. Consolidated Funded Indebtedness at September 30, 2019 was $59.4 million.
Covenant EBITDA differs from EBITDA, as reported under "Results of Operations - Non-GAAP Financial Measure," primarily because it permits the Company to:

•	exclude non-cash stock-based compensation expense,

•	include pro forma EBITDA of acquired businesses as if the acquisition occurred at the beginning of the previous four quarters, and

•	exclude certain other extraordinary items, as defined in the Credit Agreement.
Availability under the senior secured revolving credit facility at September 30, 2019 was as follows:

	September 30, 2019	June 30, 2019
	(In thousands)
Senior secured revolving credit facility	$300,000	$300,000
Capacity constraint due to the Leverage Ratio	72,174	94,323
Capacity under the credit facility	227,826	205,677
Letters of credit	48,040	48,147
Borrowings outstanding	11,366	5,347
Availability under the senior secured revolving credit facility	$168,420	$152,183
At September 30, 2019, the Company was in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.
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
Stock Repurchase Program and Treasury Shares
Treasury Shares
On November 6, 2018, the Board of Directors approved a new stock buyback program (the "November 2018 Program"), which replaced the previous program that had been in place since December 2016 and was set to expire in December 2018. Under the November 2018 Program, the Company may repurchase common stock up to a maximum of $30.0 million per calendar year provided that the aggregate number of shares repurchased may not exceed 10%, or approximately 2.7 million, of the Company's shares outstanding as of November 6, 2018. The Company may repurchase its stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and is not obligated to purchase any shares. The November 2018 Program will continue unless and until it is modified or revoked by the Board of Directors. As of September 30, 2019, no shares have been repurchased under the November 2018 Program during the 2019 calendar year and there were 2,396,643 shares available for repurchase.
The Company has 756,771 treasury shares as of September 30, 2019 and intends to utilize these treasury shares in connection with equity awards under the Company’s stock incentive plans and for sales to the Employee Stock Purchase Plan.

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

These statements are based on certain assumptions and analyses we made in light of our experience and our historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•	the risk factors discussed in our Form 10-K for the fiscal year ended June 30, 2019 and listed from time to time in our filings with the Securities and Exchange Commission;

•	economic, market or business conditions in general and in the oil, natural gas, power, iron and steel, agricultural and mining industries in particular;

•	the under-utilization of our work force;

•	delays in the commencement of major projects, whether due to permitting issues or other factors;

•
reduced creditworthiness of our customer base and the higher risk of non-payment of receivables due to volatility of crude oil, natural gas, steel and other commodity prices to which our customers' businesses are affected;

•	the inherently uncertain outcome of current and future litigation;

•	the adequacy of our reserves for claims and contingencies;

•	changes in laws or regulations, including the imposition or threatened imposition, cancellation or delay of tariffs on imported goods; and

•	other factors, many of which are beyond our control.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in market risk faced by us from those reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the Securities and Exchange Commission. For more information on market risk, see Part II, Item 7A in our fiscal 2019 Annual Report on Form 10-K.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2019.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended September 30, 2019.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to a number of legal proceedings. We believe that the nature and number of these proceedings are typical for a company of our size engaged in our type of business and that none of these proceedings will result in a material effect on our business, results of operations, financial condition, cash flows or liquidity.
Item 1A. Risk Factors
There were no material changes in our Risk Factors from those reported in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information with respect to purchases made by the Company of its common stock during the first quarter of fiscal year 2020.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (C)
July 1 to July 31, 2019
Share Repurchase Program (A)	—	$—	—	2,396,643
Employee Transactions (B)	287	$20.38	—	—
August 1 to August 31, 2019
Share Repurchase Program (A)	—	$—	—	2,396,643
Employee Transactions (B)	173,797	$19.49	—	—
September 1 to September 30, 2019
Share Repurchase Program (A)	—	$—	—	2,396,643
Employee Transactions (B)	—	$—	—	—

(A)	Represents shares purchased under our stock buyback program.

(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

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

Exhibit No.	Description

Exhibit 10:	Form of Indemnification Agreement.

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Exhibit 95:	Mine Safety Disclosure.

Exhibit 101.INS:	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH:	XBRL Taxonomy Schema Document.

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date:	November 7, 2019	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer