Form 10-Q
period 2019-12-31
MATRIX SERVICE CO
filed 2020-02-06
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 4, 2020 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,677,219 shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Revenue	$318,677	$340,568	$656,774	$659,079
Cost of revenue	288,676	312,682	594,308	607,772
Gross profit	30,001	27,886	62,466	51,307
Selling, general and administrative expenses	23,165	22,359	46,856	43,560
Goodwill and other intangible asset impairment	38,515	—	38,515	—
Operating income (loss)	(31,679)	5,527	(22,905)	7,747
Other income (expense):
Interest expense	(444)	(361)	(833)	(653)
Interest income	417	274	891	556
Other	396	(22)	399	524
Income (loss) before income tax expense	(31,310)	5,418	(22,448)	8,174
Provision (benefit) for federal, state and foreign income taxes	(3,302)	1,486	(591)	1,937
Net income (loss)	$(28,008)	$3,932	$(21,857)	$6,237

Basic earnings (loss) per common share	$(1.04)	$0.15	$(0.81)	$0.23
Diluted earnings (loss) per common share	$(1.04)	$0.14	$(0.81)	$0.23
Weighted average common shares outstanding:
Basic	26,925	27,043	26,930	26,982
Diluted	26,925	27,582	26,930	27,628
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Net income (loss)	$(28,008)	$3,932	$(21,857)	$6,237
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss) (net of tax expense (benefit) of $59 and $37 for the three and six months ended December 31, 2019, respectively, and ($238) and ($176) for the three and six months ended December 31, 2018, respectively)	523	(1,069)	129	(668)
Comprehensive income (loss)	$(27,485)	$2,863	$(21,728)	$5,569
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	December 31, 2019	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$110,495	$89,715
Accounts receivable, less allowances (December 31, 2019—$1,722 and June 30, 2019—$923)	199,066	218,432
Costs and estimated earnings in excess of billings on uncompleted contracts	57,223	96,083
Inventories	7,185	8,017
Income taxes receivable	98	29
Other current assets	7,444	5,034
Total current assets	381,511	417,310
Property, plant and equipment at cost:
Land and buildings	41,560	41,179
Construction equipment	95,354	91,793
Transportation equipment	55,377	52,526
Office equipment and software	44,207	43,632
Construction in progress	8,627	7,619
Total property, plant and equipment - at cost	245,125	236,749
Accumulated depreciation	(161,185)	(157,414)
Property, plant and equipment - net	83,940	79,335
Operating lease right-of-use assets	32,491	—
Goodwill	60,504	93,368
Other intangible assets, net of accumulated amortization	11,955	19,472
Deferred income taxes	5,542	2,683
Other assets	15,945	21,226
Total assets	$591,888	$633,394
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	December 31, 2019	June 30, 2019
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$74,461	$114,647
Billings on uncompleted contracts in excess of costs and estimated earnings	110,562	105,626
Accrued wages and benefits	22,121	38,357
Accrued insurance	7,649	9,021
Operating lease liabilities	9,425	—
Income taxes payable	166	2,517
Other accrued expenses	5,440	5,331
Total current liabilities	229,824	275,499
Deferred income taxes	186	298
Operating lease liabilities	23,949	—
Borrowings under senior secured revolving credit facility	14,817	5,347
Other liabilities	317	293
Total liabilities	269,093	281,437
Commitments and contingencies
Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of December 31, 2019 and June 30, 2019; 26,672,114 and 26,807,203 shares outstanding as of December 31, 2019 and June 30, 2019	279	279
Additional paid-in capital	135,057	137,712
Retained earnings	217,619	239,476
Accumulated other comprehensive loss	(7,622)	(7,751)
	345,333	369,716
Less: Treasury stock, at cost — 1,216,103 shares as of December 31, 2019, and 1,081,014 shares as of June 30, 2019	(22,538)	(17,759)
Total stockholders' equity	322,795	351,957
Total liabilities and stockholders’ equity	$591,888	$633,394
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	December 31, 2019	December 31, 2018
Operating activities:
Net income (loss)	$(21,857)	$6,237
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects from acquisitions and disposals:
Depreciation and amortization	9,702	9,126
Goodwill and other intangible asset impairment	38,515	—
Stock-based compensation expense	5,813	5,738
Deferred income tax	(2,934)	(83)
Gain on disposal of business	—	(427)
Gain on sale of property, plant and equipment	(285)	(727)
Provision for uncollectible accounts	1,193	(34)
Other	(213)	202
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects from acquisitions and disposals:
Accounts receivable	18,173	(177)
Costs and estimated earnings in excess of billings on uncompleted contracts	38,860	3,580
Inventories	832	(2,816)
Other assets and liabilities	1,547	(10,551)
Accounts payable	(38,182)	8,622
Billings on uncompleted contracts in excess of costs and estimated earnings	4,936	(5,243)
Accrued expenses	(17,475)	37
Net cash provided by operating activities	38,625	13,484
Investing activities:
Capital expenditures	(14,492)	(6,055)
Proceeds from disposal of business	—	3,885
Proceeds from asset sales	377	923
Net cash used by investing activities	$(14,115)	$(1,247)

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	December 31, 2019	December 31, 2018
Financing activities:
Advances under senior secured revolving credit facility	$17,395	$8,383
Repayments of advances under senior secured revolving credit facility	(8,126)	(8,243)
Open market purchase of treasury shares	(9,913)	(3,230)
Issuances of common stock	—	128
Proceeds from issuance of common stock under employee stock purchase plan	157	153
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(3,491)	(1,651)
Net cash used by financing activities	(3,978)	(4,460)
Effect of exchange rate changes on cash and cash equivalents	248	(345)
Increase in cash and cash equivalents	20,780	7,432
Cash and cash equivalents, beginning of period	89,715	64,057
Cash and cash equivalents, end of period	$110,495	$71,489
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$4,751	$255
Interest	$947	$849
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$682	$820
Accrual for unsettled stock repurchases	$—	$1,960

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total
Balances, September 30, 2019	$279	$132,936	$245,627	$(13,270)	$(8,145)	$357,427
Net loss	—	—	(28,008)	—	—	(28,008)
Other comprehensive income	—	—	—	—	523	523
Issuance of deferred shares (40,786 shares)	—	(673)	—	673	—	—
Treasury shares sold to Employee Stock Purchase Plan (4,468 shares)	—	5	—	69	—	74
Open market purchases of treasury shares (500,000 shares)	—	—	—	(9,913)	—	(9,913)
Treasury shares purchased to satisfy tax withholding obligations (4,586 shares)	—	—	—	(97)	—	(97)
Stock-based compensation expense	—	2,789	—	—	—	2,789
Balances, December 31, 2019	$279	$135,057	$217,619	$(22,538)	$(7,622)	$322,795

Balances, September 30, 2018	$279	$129,885	$213,799	$(14,172)	$(7,010)	$322,781
Net income	—	—	3,932	—	—	3,932
Other comprehensive loss	—	—	—	—	(1,069)	(1,069)
Issuance of deferred shares (70,803 shares)	—	(1,172)	—	1,172	—	—
Treasury shares sold to Employee Stock Purchase Plan (3,124 shares)	—	23	—	52	—	75
Open market purchases of treasury shares (310,532 shares)	—	—	—	(5,190)	—	(5,190)
Treasury shares purchased to satisfy tax withholding obligations (4,814 shares)	—	—	—	(92)	—	(92)
Stock-based compensation expense	—	3,153	—	—	—	3,153
Balances, December 31, 2018	$279	$131,889	$217,731	$(18,230)	$(8,079)	$323,590

See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total
Balances, July 1, 2019	$279	$137,712	$239,476	$(17,759)	$(7,751)	$351,957
Net loss	—	—	(21,857)	—	—	(21,857)
Other comprehensive income	—	—	—	—	129	129
Issuance of deferred shares (535,060 shares)	—	(8,486)	—	8,486	—	—
Treasury shares sold to Employee Stock Purchase Plan (8,521 shares)	—	18	—	139	—	157
Open market purchases of treasury shares (500,000 shares)	—	—	—	(9,913)	—	(9,913)
Treasury shares purchased to satisfy tax withholding obligations (178,670 shares)	—	—	—	(3,491)	—	(3,491)
Stock-based compensation expense	—	5,813	—	—	—	5,813
Balances, December 31, 2019	$279	$135,057	$217,619	$(22,538)	$(7,622)	$322,795

Balances, July 1, 2018	$279	$132,198	$211,494	$(17,717)	$(7,411)	$318,843
Net income	—	—	6,237	—	—	6,237
Other comprehensive loss	—	—	—	—	(668)	(668)
Exercise of stock options (12,500 shares)	—	(126)	—	254	—	128
Issuance of deferred shares (292,578 shares)	—	(5,940)	—	5,940	—	—
Treasury shares sold to Employee Stock Purchase Plan (7,447 shares)	—	19	—	134	—	153
Open market purchase of treasury shares (310,532 shares)	—	—	—	(5,190)	—	(5,190)
Treasury shares purchased to satisfy tax withholding obligations (77,418 shares)	—	—	—	(1,651)	—	(1,651)
Stock-based compensation expense	—	5,738	—	—	—	5,738
Balances, December 31, 2018	$279	$131,889	$217,731	$(18,230)	$(8,079)	$323,590

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2019, included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the three and six month periods ended December 31, 2019 may not necessarily be indicative of the results of operations for the full year ending June 30, 2020.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Revenue
Remaining Performance Obligations
The Company had $645.0 million of remaining performance obligations yet to be satisfied as of December 31, 2019. The Company expects to recognize $540.9 million of its remaining performance obligations as revenue within the next twelve months.
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

	December 31, 2019	June 30, 2019	Change
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$57,223	$96,083	$(38,860)
Billings on uncompleted contracts in excess of costs and estimated earnings	(110,562)	(105,626)	(4,936)
Net contract liabilities	$(53,339)	$(9,543)	$(43,796)

The difference between the beginning and ending balances of the Company's CIE and BIE primarily results from the timing of revenue recognized relative to its billings. The amount of revenue recognized during the six months ended December 31, 2019 that was included in the prior period BIE balance was $97.0 million. This revenue consists primarily of work performed during the period on contracts with customers that had advance billings.
Progress billings in accounts receivable at December 31, 2019 and June 30, 2019 included retentions to be collected within one year of $29.9 million and $21.9 million, respectively. Contract retentions collectible beyond one year are included in other assets in the Condensed Consolidated Balance Sheet and totaled $12.5 million as of December 31, 2019 and $17.7 million as of June 30, 2019.
Disaggregated Revenue
Revenue disaggregated by reportable segment is presented in Note 9 - Segment Information. The following series of tables presents revenue disaggregated by geographic area where the work was performed and by contract type:
Geographic Disaggregation:

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(In thousands)
United States	$291,348	$329,513	$605,765	$639,650
Canada	24,703	9,714	45,872	16,795
Other international	2,626	1,341	5,137	2,634
Total Revenue	$318,677	$340,568	$656,774	$659,079

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Contract Type Disaggregation:

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(In thousands)
Fixed-price contracts	$174,773	$182,811	$351,093	$361,933
Time and materials and other cost reimbursable contracts	143,904	157,757	305,681	297,146
Total Revenue	$318,677	$340,568	$656,774	$659,079

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
Note 3 – Leases
The Company enters into lease arrangements for real estate, construction equipment and information technology equipment in the normal course of business. Real estate leases accounted for approximately 86% of all right-of-use assets as of December 31, 2019. Most real estate and information technology equipment leases generally have fixed payments that follow an agreed upon payment schedule and have remaining lease terms ranging from less than a year to 16 years. Construction equipment leases generally have "month-to-month" lease terms that automatically renew as long as the equipment remains in use.
The components of lease expense in the Condensed Consolidated Statements of Income are as follows:

		Three Months Ended	Six Months Ended
		December 31, 2019	December 31, 2019
Lease expense	Location of Expense in Statements of Income	(in thousands)
Operating lease expense	Cost of revenues and selling, general and administrative expenses	$3,256	$6,372
Short-term lease expense(1)	Cost of revenues	11,007	20,615
Total lease expense		$14,263	$26,987

(1)	Primarily represents the lease expense of construction equipment that is subject to month-to-month rental agreements with expected rental durations of less than one year.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

The future undiscounted lease payments, as reconciled to the discounted operating lease liabilities presented in the Company's Condensed Consolidated Balance Sheets, were as follows:

December 31, 2019
Maturity Analysis:	(in thousands)
Remainder of Fiscal 2020	$5,761
Fiscal 2021	8,503
Fiscal 2022	6,164
Fiscal 2023	4,559
Fiscal 2024	2,968
Thereafter	11,866
Total future operating lease payments	39,821
Less: imputed interest	(6,447)
Net present value of future lease payments	33,374
Less: current portion of operating lease liabilities	9,425
Non-current operating lease liabilities	$23,949

The following is a summary of the weighted average remaining operating lease term and weighted average discount rate as of December 31, 2019:

Weighted-average remaining lease term (in years)	6
Weighted-average discount rate	5.6%
Supplemental cash flow information related to leases is as follows:

Six Months Ended
December 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,788
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$39,338

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Intangible Assets Including Goodwill
Goodwill
The changes in the carrying value of goodwill by segment are as follows:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Net balance at June 30, 2019	$24,830	$30,829	$16,736	$20,973	$93,368
Goodwill impairment	(24,900)	—	—	(7,981)	(32,881)
Translation adjustment(1)	70	—	(17)	(36)	17
Net balance at December 31, 2019	$—	$30,829	$16,719	$12,956	$60,504

(1)
The translation adjustments relate to the periodic translation of Canadian Dollar and South Korean Won denominated goodwill recorded as a part of prior acquisitions in Canada and South Korea, in which the local currency was determined to be the functional currency.

The Company tests its goodwill for impairment annually in May. Except for the impairments discussed below, the Company concluded that no other impairment indicators existed as of December 31, 2019. However, if our market view of project opportunities or gross margins deteriorates, then additional interim goodwill impairment tests will be performed, which could result in the recognition of additional impairments to goodwill.
In the second quarter, the Company concluded that a goodwill impairment indicator existed in the Electrical Infrastructure segment based on the recent history of depressed gross margins and the second quarter’s downward acceleration of revenue and gross margin. Accordingly, the Company performed an interim impairment test as of December 31, 2019, reflecting updated revenue and gross margin assumptions, and concluded that the reporting unit's $24.9 million of goodwill was fully impaired.
Additionally, in December 2019, the Company concluded that a goodwill impairment indicator existed for an Industrial segment reporting unit based on several second quarter events. These events included the deterioration of the relationship with a significant customer in the iron and steel industry in the second quarter. As a result, the customer canceled other previously awarded work and the Company is expecting little to no business from this customer in the foreseeable future. Accordingly, the Company performed an interim impairment test as of December 31, 2019 and concluded that the reporting unit's $8.0 million of goodwill was fully impaired. The remaining goodwill in the Industrial segment is related to a separate reporting unit that serves a broader customer base beyond iron and steel.
The estimated fair value of each reporting unit was derived by utilizing a discounted cash flow analysis. The key assumptions used are described in Part II, Item 8. Financial Statements and Supplementary Data, Note 1 - Summary of Significant Accounting Policies, Goodwill in our fiscal 2019 Annual Report on Form 10-K.
Other Intangible Assets
In connection with the factors disclosed for the Industrial segment goodwill impairment above, the Company fully impaired a customer relationship with a net book value of $5.6 million and a remaining useful life of 9 years.  This intangible asset had a gross carrying amount of $9.4 million and accumulated amortization of $3.8 million. The impairment is included within the goodwill and other intangible asset impairment caption in the condensed consolidated statements of income.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Information on the carrying value of other intangible assets is as follows:

		At December 31, 2019
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,579	$(1,867)	$712
Customer-based	6 to 15	29,180	(17,939)	11,241
Non-compete agreements	4	1,453	(1,451)	2
Total amortizing intangible assets		$33,212	$(21,257)	$11,955

		At June 30, 2019
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,579	$(1,779)	$800
Customer-based	6 to 15	38,572	(19,915)	18,657
Non-compete agreements	4	1,453	(1,438)	15
Total amortizing intangible assets		$42,604	$(23,132)	$19,472

Amortization expense totaled $0.9 million and $1.9 million during the three and six months ended December 31, 2019 and $0.8 million and $1.7 million for the three and six months ended December 31, 2018, respectively.

We estimate that the remaining amortization expense related to December 31, 2019 amortizing intangible assets will be as follows (in thousands):

Period ending:
Remainder of Fiscal 2020	$1,567
Fiscal 2021	3,125
Fiscal 2022	2,272
Fiscal 2023	1,819
Fiscal 2024	1,506
Fiscal 2025	1,111
Thereafter	555
Total estimated remaining amortization expense at December 31, 2019	$11,955

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

The credit facility includes a U.S. Dollar equivalent sublimit of $75.0 million for revolving loans denominated in Australian Dollars, Canadian Dollars, Euros and Pounds Sterling and letters of credit in Australian Dollars, Euros, and Pounds Sterling. The credit facility also includes a $200.0 million sublimit for total letters of credit.
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
The Credit Agreement includes a Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, or "Covenant EBITDA," over the previous four quarters. For the four quarters ended December 31, 2019, Covenant EBITDA was $78.2 million. Consolidated Funded Indebtedness at December 31, 2019 was $68.5 million.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Availability under the senior secured revolving credit facility at December 31, 2019 was as follows:

	December 31, 2019	June 30, 2019
	(In thousands)
Senior secured revolving credit facility	$300,000	$300,000
Capacity constraint due to the Leverage Ratio	65,544	94,323
Capacity under the credit facility	234,456	205,677
Letters of credit	53,636	48,147
Borrowings outstanding	14,817	5,347
Availability under the senior secured revolving credit facility	$166,003	$152,183

At December 31, 2019, the Company was in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.
Note 6 – Income Taxes
Effective Tax Rate
Our effective tax rates for the three and six months ended December 31, 2019 were 10.5% and 2.6%, respectively, compared to 27.4% and 23.7%, respectively, for the same period a year ago. We previously expected our fiscal 2020 effective tax rate to be approximately 27.0%. The effective tax rate in both periods in fiscal 2020 was negatively impacted by a $2.4 million valuation allowance placed on a deferred tax asset that was created by net operating loss carryforwards and other tax credits in Canada that was triggered by the second quarter cancellation of a Canadian iron and steel project that significantly impacted the fiscal 2020 financial forecast. Additionally, the effective tax rate in both periods in fiscal 2020 was negatively impacted by the non-deductible portion of the goodwill impairments. We expect the effective tax rate to be approximately 28.0% for the remainder of the fiscal year.
The effective tax rate for the three months ended December 31, 2018 was in line with expected statutory rate. The effective tax rate for the sixth months ended December 31, 2018 was positively impacted by $0.3 million of excess tax benefits related to the vesting of stock-based compensation.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $9.1 million at December 31, 2019 and $10.1 million at June 30, 2019. Generally, collection of amounts related to unpriced change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.
Other
The Company and its subsidiaries are participants in various legal actions. It is the opinion of management that none of the known legal actions will have a material impact on the Company’s financial position, results of operations or liquidity.
Note 8 – Earnings per Common Share
Basic earnings per share (“Basic EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) includes the dilutive effect of stock options and nonvested deferred shares. In the event we report a loss, stock options and nonvested deferred shares are not included since they are anti-dilutive.
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(In thousands, except per share data)
Basic EPS:
Net income (loss)	$(28,008)	$3,932	$(21,857)	$6,237
Weighted average shares outstanding	26,925	27,043	26,930	26,982
Basic earnings (loss) per share	$(1.04)	$0.15	$(0.81)	$0.23
Diluted EPS:
Weighted average shares outstanding – basic	26,925	27,043	26,930	26,982
Dilutive stock options	—	27	—	29
Dilutive nonvested deferred shares	—	512	—	617
Diluted weighted average shares	26,925	27,582	26,930	27,628
Diluted earnings (loss) per share	$(1.04)	$0.14	$(0.81)	$0.23

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(In thousands)
Stock options	26	—	25	—
Nonvested deferred shares	718	1,543	870	1,458
Total antidilutive securities	744	1,543	895	1,458

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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Results of Operations
(In thousands)

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Gross revenues
Electrical Infrastructure	$30,030	$58,173	$61,562	$102,874
Oil Gas & Chemical	56,496	87,521	114,282	163,083
Storage Solutions	144,034	126,198	294,786	239,965
Industrial	90,267	70,385	189,554	155,942
Total gross revenues	$320,827	$342,277	$660,184	$661,864
Less: Inter-segment revenues
Oil Gas & Chemical	$504	$1,234	$760	$1,305
Storage Solutions	1,265	475	1,950	1,480
Industrial	381	—	700	—
Total inter-segment revenues	$2,150	$1,709	$3,410	$2,785
Consolidated revenues
Electrical Infrastructure	$30,030	$58,173	$61,562	$102,874
Oil Gas & Chemical	55,992	86,287	113,522	161,778
Storage Solutions	142,769	125,723	292,836	238,485
Industrial	89,886	70,385	188,854	155,942
Total consolidated revenues	$318,677	$340,568	$656,774	$659,079
Gross profit (loss)
Electrical Infrastructure	$(2,880)	$3,562	$(2,776)	$6,945
Oil Gas & Chemical	4,197	9,157	7,832	14,782
Storage Solutions	19,775	11,147	40,830	20,700
Industrial	8,909	4,020	16,580	8,880
Total gross profit	$30,001	$27,886	$62,466	$51,307
Goodwill and other intangible asset impairment
Electrical Infrastructure	$24,900	$—	$24,900	$—
Oil Gas & Chemical	—	—	—	—
Storage Solutions	—	—	—	—
Industrial	13,615	—	13,615	—
Total goodwill and other intangible asset impairment	$38,515	$—	$38,515	$—
Operating income (loss)
Electrical Infrastructure	$(29,663)	$438	$(31,507)	$1,095
Oil Gas & Chemical	(1,272)	3,585	(3,045)	4,099
Storage Solutions	8,899	1,356	18,351	1,641
Industrial	(9,643)	148	(6,704)	912
Total operating income (loss)	$(31,679)	$5,527	$(22,905)	$7,747

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Total assets by segment were as follows:

	December 31, 2019	June 30, 2019
Electrical Infrastructure	$108,929	$155,880
Oil Gas & Chemical	82,216	91,959
Storage Solutions	206,224	188,912
Industrial	43,539	90,336
Unallocated assets	150,980	106,307
Total segment assets	$591,888	$633,394

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
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $9.1 million at December 31, 2019 and $10.1 million at June 30, 2019. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.

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
In the second quarter, the Company concluded that a goodwill impairment indicator existed in the Electrical Infrastructure segment based on the recent history of depressed gross margins and the second quarter’s downward acceleration of revenue and gross margin. Accordingly, the Company performed an interim impairment test as of December 31, 2019, reflecting updated revenue and gross margin assumptions, and concluded that the reporting unit's $24.9 million of goodwill was fully impaired.
Additionally, in December 2019, the Company concluded that a goodwill impairment indicator existed for an Industrial segment reporting unit based on several second quarter events. These events included the deterioration of the relationship with a significant customer in the iron and steel industry in the second quarter. As a result, the customer canceled other previously awarded work and the Company is expecting little to no business from this customer in the foreseeable future. Accordingly, the Company performed an interim impairment test as of December 31, 2019 and concluded that the reporting unit's $8.0 million of goodwill was fully impaired. The remaining goodwill in the Industrial segment is related to a separate reporting unit that serves a broader customer base beyond iron and steel.
Except for the impairments previously discussed, the Company did not note any other impairment indicators as of December 31, 2019. However, if our market view of project opportunities or gross margins deteriorates, then additional interim goodwill impairment tests will be performed, which could result in the recognition of additional impairments to goodwill.

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

Business Update
Summary
During the second quarter of fiscal 2020, the Company recorded $38.5 million of impairments to goodwill and other intangible assets and a $2.4 million valuation allowance on a deferred tax asset that significantly impacted the provision for income taxes. The events and circumstances that led to these charges as well as an update to each of our segments' business is provided in the sections below. The following table presents our net income and earnings per fully diluted share after adjusting for these one-time non-cash items:
Reconciliation of Adjusted Net Income (Loss) and Diluted Earnings (Loss) per Common Share(1)
(In thousands, except per share data)

			Three Months Ended December 31, 2019		Six Months Ended December 31, 2019
	Amount of Charge	Income Tax Effect of Charge	Net Income (Loss)	Earnings (Loss) Per Diluted Share	Net Income (Loss)	Earnings (Loss) Per Diluted Share
Net loss and diluted loss per common share, as reported			$(28,008)	$(1.04)	$(21,857)	$(0.81)
Electrical Infrastructure segment goodwill impairment	$24,900	$(4,889)	20,011	0.74	20,011	0.74
Industrial segment goodwill and other intangible asset impairment	13,615	(2,803)	10,812	0.40	10,812	0.39
Valuation allowance placed on a deferred tax asset	2,417	—	2,417	0.09	2,417	0.09
Adjusted net income and diluted earnings per common share			$5,232	$0.19	$11,383	$0.41
Weighted average common shares outstanding - diluted:
As reported				26,925		26,930
Previously anti-dilutive common shares				394		563
Adjusted weighted average common shares outstanding - diluted				27,319		27,493

(1)
This table presents non-GAAP financial measures of our adjusted net income and adjusted diluted earnings per common share for the three and six months ended December 31, 2019. The most directly comparable financial measures are net income (loss) and diluted earnings (loss) per common share, respectively, presented in the Condensed Consolidated Statements of Income. We have presented these financial measures because we believe they more clearly depict the core operating results of the Company during the periods presented and provide a more comparable measure of the Company's operating results to other companies considered to be in similar businesses. Since adjusted net income and adjusted diluted earnings per common share are not measures of performance calculated in accordance with GAAP, they should be considered in addition to, rather than as a substitute for, the most directly comparable GAAP financial measures.

Three Months Ended December 31, 2019 Compared to the Three Months Ended December 31, 2018
Consolidated
Consolidated revenue was $318.7 million for the three months ended December 31, 2019, compared to $340.6 million in the same period in the prior fiscal year. On a segment basis, revenue decreased for the Oil Gas & Chemical and Electrical Infrastructure segments by $30.3 million and $28.1 million, respectively. These decreases were partially offset by increases in the Industrial and Storage Solutions segments of $19.5 million and $17.0 million, respectively.
Consolidated gross profit increased to $30.0 million in the three months ended December 31, 2019 compared to $27.9 million in the same period in the prior fiscal year. Gross margin increased to 9.4% in the three months ended December 31, 2019 compared to 8.2% in the same period in the prior fiscal year. Fiscal 2020 gross margin was positively impacted by strong project execution in the Storage Solutions and Industrial segments. Gross margin in the Electrical Infrastructure segment was negatively impacted by poor execution, which included a charge on a transmission and distribution upgrade project. Gross margin in the Oil Gas & Chemical segment was negatively impacted by lower volumes, which led to the under recovery of construction overhead costs.
Consolidated SG&A expenses were $23.2 million in the three months ended December 31, 2019 compared to $22.4 million in the same period a year earlier.
The Company recorded non-cash goodwill and other intangible asset impairments of $38.5 million during the three months ended December 31, 2019. See Item 1. Financial Statements, Note 4 - Intangible Assets Including Goodwill for more information about the impairments.

Interest expense was $0.4 million in the three months ended December 31, 2019 compared to the same amount in the same period a year ago. Interest expense was the same as the prior fiscal year despite having a higher average debt balance in the current year because of lower interest rates in the current year. Interest income was $0.4 million in the three months ended December 31, 2019 compared to $0.3 million in the same period a year ago due to an increase in our average cash balance.
Our effective tax rate for the three months ended December 31, 2019 was 10.5%, compared to 27.4% for the same period a year ago. We previously expected our fiscal 2020 effective tax rate to be approximately 27.0%. The effective tax rate in fiscal 2020 was negatively impacted by a $2.4 million valuation allowance placed on a deferred tax asset that was created by net operating loss carryforwards and other tax credits in Canada. The charge was the result of the second quarter cancellation of a Canadian iron and steel project that significantly impacted the fiscal 2020 financial forecast. Additionally, the effective tax rate in fiscal 2020 was negatively impacted by the non-deductible portion of the goodwill impairments. We expect the effective tax rate to be approximately 28.0% for the remainder of the fiscal year. The fiscal 2019 effective tax rate was in line with our expected effective tax rate.
For the three months ended December 31, 2019, we had a net loss was $28.0 million, or $1.04 per fully diluted share, compared to net income of $3.9 million, or $0.14 per fully diluted share, in the three months ended December 31, 2018.
Electrical Infrastructure
Revenue for the Electrical Infrastructure was $30.0 million in the three months ended December 31, 2019 compared to $58.2 million in the same period a year earlier. The decrease is primarily due to lower volumes of power delivery and power generation package work. The segment gross margin (loss) was (9.6)% in fiscal 2020 and 6.1% in fiscal 2019. The fiscal 2020 segment gross loss was negatively impacted by poor execution, which included a charge on a transmission and distribution upgrade project. Fiscal 2019 segment gross margin was negatively impacted by lower than previously forecasted margins on a limited number of projects.
The Company recorded a goodwill impairment of $24.9 million in this segment in the second quarter of 2020. The impairment of the goodwill was due to the financial performance of portions of the power delivery business that led to the recent history of depressed gross margins, which accelerated during the second quarter. The Company is implementing significant changes to the operations and management of the business, including changes to leadership, modifications to operational processes, changes to mid-level operational personnel, and increased business development resources. The Company believes that these changes will result in revenue growth and margin improvement although the timing of financial improvement is dependent upon the effectiveness and execution of the improvement plan, the markets we serve, the spending volumes of our existing clients and other external factors.
Oil Gas & Chemical
Revenue for the Oil Gas & Chemical segment was $56.0 million in the three months ended December 31, 2019 compared to $86.3 million in the same period a year earlier. The decrease of $30.3 million is primarily due to lower volumes of turnaround work. The segment gross margin was 7.5% for the three months ended December 31, 2019 compared to 10.6% in the same period last year. The fiscal 2020 segment gross margin was negatively impacted by lower volumes, which led to the under recovery of construction overhead costs.
The outlook for this segment’s revenue and margin is expected to improve in the second half of the fiscal year, with increased levels of capital work in new and retrofit process infrastructure as well as engineering led projects in the mid-stream natural gas industry.
Storage Solutions
Revenue for the Storage Solutions segment was $142.8 million in the three months ended December 31, 2019 compared to $125.7 million in the same period a year earlier. The increase in segment revenue is primarily a result of increased tank and terminal construction work and higher levels of capital work in Canada. The segment gross margin was 13.9% in the three months ended December 31, 2019 compared to 8.9% in the three months ended December 31, 2018. The fiscal 2020 segment gross margin was positively impacted by strong project execution on large capital projects. The fiscal 2019 segment gross margins were negatively impacted by the wind down of lower margin work awarded in a highly competitive environment in prior periods.

Subsequent to the end of the quarter the Company announced that it has been selected by Eagle LNG Partners LLC for the engineering, procurement, fabrication and construction of a LNG export facility to be built in Jacksonville, Florida. This project, which is expected to commence in 2020 is not reflected in the Company’s backlog as of December 31, 2019. The opportunity pipeline remains strong for crude, LNG and NGL storage and export terminal construction along the Gulf Coast. Additionally, the Company is seeing increased opportunities in the Upper Midwest and Mid-Atlantic regions of the United States and in Canada.
Industrial
Revenue for the Industrial segment increased $19.5 million to $89.9 million in the three months ended December 31, 2019 compared to $70.4 million in the same period a year earlier. The increase in revenue is primarily attributable to higher volumes of iron and steel work, including spending on a capital project on which we received mechanical completion and demobilized in the second quarter. The segment gross margin was 9.9% in the three months ended December 31, 2019 compared to 5.7% in the same period a year earlier. The fiscal 2020 segment gross margin was positively impacted by good project execution on both capital and repair and maintenance projects. The fiscal 2019 segment gross margin was negatively impacted by a lower than previously forecasted margin on a thermal vacuum chamber project.
The Company recorded goodwill and other intangible asset impairments of $13.6 million in the segment in the second quarter of fiscal 2020. The impairments were due to a significant deterioration in the outlook of the segment based on the following:

•	general economic and trade issues impacting the spending of the nation's integrated iron and steel producers;

•	deterioration of the relationship with a key iron and steel customer that, directly and through a joint venture, represents almost 70% of the current year Industrial segment revenue; and

•	the issues noted above resulted in the cancellation of previously awarded projects in the U.S. and Canada.
The Company has decided that it will reduce its focus on the iron and steel industry due to various factors, including those noted above as well as the low margin profile of the business, high working capital requirements and its cyclical nature. Accordingly, the Company expects a significant reduction in business volumes for this segment in the second half of the fiscal year. The Company is currently assessing alternatives regarding the disposition of the remainder of the business.

Six Months Ended December 31, 2019 Compared to the Six Months Ended December 31, 2018
Consolidated
Consolidated revenue was $656.8 million for the six months ended December 31, 2019, compared to $659.1 million in the same period in the prior fiscal year. On a segment basis, revenue decreased in the Oil Gas & Chemical and Electrical Infrastructure segments by $48.3 million and $41.3 million, respectively. These decreases were partially offset by increases in the Storage Solutions and Industrial segments of $54.4 million and $32.9 million, respectively.
Consolidated gross profit increased to $62.5 million in the six months ended December 31, 2019 compared to $51.3 million in the same period in the prior fiscal year. Gross margin increased to 9.5% in the six months ended December 31, 2019 compared to 7.8% in the same period in the prior fiscal year. Fiscal 2020 gross margin was positively impacted by strong project execution in the Storage Solutions and Industrial segments. Gross margin in the Electrical Infrastructure segment was negatively impacted by poor execution, which included a charge on a transmission and distribution upgrade project. Gross margin in the Oil Gas & Chemical segment was negatively impacted by lower volumes, which led to the under recovery of construction overhead costs.
Consolidated SG&A expenses were $46.9 million in the six months ended December 31, 2019 compared to $43.6 million in the same period a year earlier. The increase was primarily due to investments to support the business and bad debt charges.
The Company recorded non-cash goodwill and other intangible asset impairments of $38.5 million during the six months ended December 31, 2019. See Item 1. Financial Statements, Note 4 - Intangible Assets Including Goodwill for more information about the impairments.
Interest expense was $0.8 million in the three months ended December 31, 2019 compared to $0.7 million in the same period a year ago. The increase was due to a higher average debt balance during the six months ended December 31, 2019, partially offset by lower interest rates in the current year. Interest income was $0.9 million in the six months ended December 31, 2019 compared to $0.6 million in the same period a year ago due to an increase in our average cash balance.

Our effective tax rate for the six months ended December 31, 2019 was 2.6%, compared to 23.7% for the same period a year ago. We previously expected our fiscal 2020 effective tax rate to be approximately 27.0%. The effective tax rate in fiscal 2020 was negatively impacted by a $2.4 million valuation allowance placed on a deferred tax asset that was created by net operating loss carryforwards and other tax credits in Canada. The charge was the result of the second quarter cancellation of a Canadian iron and steel project that significantly impacted the fiscal 2020 financial forecast. Additionally, the effective tax rate in fiscal 2020 was negatively impacted by the non-deductible portion of the goodwill impairments. We expect the effective tax rate to be approximately 28.0% for the remainder of the fiscal year. The effective tax rate for the six months ended December 31, 2018 was positively impacted by $0.3 million of excess tax benefits related to the vesting of stock-based compensation.
For the six months ended December 31, 2019, we had a net loss of $21.9 million, or $0.81 per fully diluted share, compared to net income of $6.2 million, or $0.23 per fully diluted share in the six months ended December 31, 2018.
Electrical Infrastructure
Revenue for the Electrical Infrastructure segment decreased $41.3 million to $61.6 million in the six months ended December 31, 2019 compared to $102.9 million in the same period a year earlier. The decrease is primarily due to lower volumes of power delivery and power generation package work. The segment gross margin (loss) was (4.5)% in fiscal 2020 and 6.8% in fiscal 2019. The fiscal 2020 segment gross loss was negatively impacted by poor execution, which included a charge on a transmission and distribution upgrade project. Fiscal 2019 segment gross margin was negatively impacted by lower than previously forecasted margins on a limited number of projects.
See the three months ended December 31, 2019 Electrical Infrastructure discussion above for information about the segment outlook.
Oil Gas & Chemical
Revenue for the Oil Gas & Chemical segment was $113.5 million in the six months ended December 31, 2019 compared to $161.8 million in the same period a year earlier. The decrease of $48.3 million is primarily due to lower volumes of turnaround work. The segment gross margin was 6.9% for the six months ended December 31, 2019 compared to 9.1% in the same period last year. The fiscal 2020 segment gross margin was negatively impacted by a lower than previously expected margin on a capital project due to purchased equipment that was found to be under performing during start-up and commissioning. In addition, lower volumes led to the under recovery of construction overhead costs.
See the three months ended December 31, 2019 Oil Gas & Chemical discussion above for information about the segment outlook.
Storage Solutions
Revenue for the Storage Solutions segment was $292.8 million in the six months ended December 31, 2019 compared to $238.5 million in the same period a year earlier. The increase in segment revenue is primarily a result of increased tank and terminal construction work and higher levels of capital work in Canada. The segment gross margin was 13.9% in the six months ended December 31, 2019 and 8.7% in the six months ended December 31, 2018. The fiscal 2020 segment gross margin was positively impacted by strong project execution on large capital projects. The fiscal 2019 segment gross margin was negatively impacted by the completion of projects awarded at lower margins and lower than previously forecasted margins on a limited number of projects.
See the three months ended December 31, 2019 Storage Solutions discussion above for information about the segment outlook.
Industrial
Revenue for the Industrial segment was $188.9 million in the six months ended December 31, 2019 compared to $155.9 million in the same period a year earlier. The increase in revenue is primarily attributable to higher volumes of iron and steel capital work, including spending on a capital project on which we received mechanical completion and demobilized in the second quarter. This increase was partially offset by reduced volumes of iron and steel maintenance spending and lower volumes of thermal vacuum chamber work. The segment gross margin was 8.8% in the six months ended December 31, 2019 compared to 5.7% in the same period a year earlier. The fiscal 2020 segment gross margin was positively impacted by good project execution on both capital and repair and maintenance projects. The fiscal 2019 segment gross margin was negatively impacted by a lower than previously forecasted margin on a thermal vacuum chamber project.
See the three months ended December 31, 2019 Industrial discussion above for information about the segment outlook.

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
The following table provides a summary of changes in our backlog for the three months ended December 31, 2019:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of September 30, 2019	$72,663	$168,193	$634,695	$206,389	$1,081,940
Project awards	12,796	44,449	111,678	28,359	197,282
Project cancellations(1)	—	—	—	(88,310)	(88,310)
Revenue recognized	(30,030)	(55,992)	(142,769)	(89,886)	(318,677)
Backlog as of December 31, 2019	$55,429	$156,650	$603,604	$56,552	$872,235
Book-to-bill ratio(2)	0.4	0.8	0.8	0.3	0.6

(1)
Primarily related to the deterioration of our relationship with a key customer in the iron and steel industry and the subsequent cancellations of work and the cancellation of a coke battery project in Canada. See Business Update section included in this Results of Operations for additional information.

(2)	Calculated by dividing project awards by revenue recognized during the period.

The following table provides a summary of changes in our backlog for the six months ended December 31, 2019:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2019	$73,883	$134,563	$641,295	$248,608	$1,098,349
Project awards	43,108	135,609	255,145	85,108	518,970
Project cancellations(1)	—	—	—	(88,310)	(88,310)
Revenue recognized	(61,562)	(113,522)	(292,836)	(188,854)	(656,774)
Backlog as of December 31, 2019	$55,429	$156,650	$603,604	$56,552	$872,235
Book-to-bill ratio(2)	0.7	1.2	0.9	0.5	0.8

(1)
Primarily related to the deterioration of our relationship with a key customer in the iron and steel industry and the subsequent cancellations of work and the cancellation of a coke battery project in Canada. See Business Update section included in this Results of Operations for additional information.

(2)	Calculated by dividing project awards by revenue recognized during the period.
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
Non-GAAP Financial Measure

Adjusted EBITDA

We have presented Adjusted EBITDA, which we define as net income (loss) before impairment of goodwill and other intangible assets, interest expense, income taxes, depreciation and amortization, because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Consolidated Statements of Income entitled “Net income (loss)” is the most directly comparable GAAP measure to Adjusted EBITDA. Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. Adjusted EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not a measure of our ability to fund our cash needs. As Adjusted EBITDA excludes certain financial information compared with net income (loss), the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, Adjusted EBITDA, has certain material limitations as follows:

•
It does not include impairments to goodwill and other intangible assets. While impairments to intangible assets are non-cash expenses in the period recognized, cash or other consideration was still transferred in exchange for intangible assets in the period of the acquisition. Any measure that excludes impairments to intangible assets has material limitations since these expenses represent the loss of an asset that was acquired in exchange for cash or other assets.

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

A reconciliation of Adjusted EBITDA to net income (loss) follows:

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(In thousands)
Net income (loss)	$(28,008)	$3,932	$(21,857)	$6,237
Goodwill and other intangible asset impairment	38,515	—	38,515	—
Interest expense	444	361	833	653
Provision (benefit) for income taxes	(3,302)	1,486	(591)	1,937
Depreciation and amortization	4,923	4,583	9,702	9,126
Adjusted EBITDA	$12,572	$10,362	$26,602	$17,953

LIQUIDITY AND CAPITAL RESOURCES
Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity as of December 31, 2019 were cash and cash equivalents on hand, capacity under our senior secured revolving credit facility and cash and cash equivalents generated from operations before consideration of changes in working capital. Cash and cash equivalents on hand at December 31, 2019 totaled $110.5 million and availability under the senior secured revolving credit facility totaled $166.0 million resulting in available liquidity of $276.5 million as of December 31, 2019. The Company's liquidity continues to be adequate to support its short-term needs and long-term strategic growth plans.
The following table provides a summary of changes in our liquidity for the three months ended December 31, 2019 (in thousands):

Liquidity as of September 30, 2019	308,309
Net decrease in cash and cash equivalents	(29,394)
Decrease in credit facility capacity constraint	6,630
Increase in net borrowings on credit facility	(3,157)
Increase in letters of credit outstanding	(5,596)
Foreign currency translation of outstanding borrowings	(294)
Liquidity as of December 31, 2019	276,498
The following table provides a summary of changes in our liquidity for the six months ended December 31, 2019 (in thousands):

Liquidity as of June 30, 2019	$241,898
Net increase in cash and cash equivalents	20,780
Decrease in credit facility capacity constraint	28,779
Increase in net borrowings on credit facility	(9,269)
Increase in letters of credit outstanding	(5,489)
Foreign currency translation of outstanding borrowings	(201)
Liquidity as of December 31, 2019	$276,498
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
Cash Flow for the Six Months Ended December 31, 2019
Cash Flows Provided by Operating Activities
Cash provided by operating activities for the six months ended December 31, 2019 totaled $38.6 million. The various components are as follows:

Net Cash Provided by Operating Activities
(In thousands)

Net loss	$(21,857)
Non-cash expenses	16,423
Goodwill and other intangible asset impairment	38,515
Deferred income tax	(2,934)
Cash effect of changes in working capital	8,691
Other	(213)
Net cash provided by operating activities	$38,625
Working capital changes at December 31, 2019 in comparison to June 30, 2019 include the following:

•
Accounts receivable, net of bad debt expense recognized during the period, decreased $18.2 million during the six months ended December 31, 2019, which increased cash flows from operating activities. The variance is primarily attributable to the timing of billing and collections.

•
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") decreased $38.9 million, which increased cash flows from operating activities. The decrease in CIE is primarily attributable to the timing of billings on a specific iron and steel project. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") increased $4.9 million, which increased cash flows from operating activities. CIE and BIE balances can experience significant fluctuations based on the timing of when job costs are incurred and the invoicing of those job costs to the customer.

•
Accounts payable and accrued expenses decreased by $55.7 million during the six months ended December 31, 2019, which decreased cash flows from operating activities. The variance is primarily attributable to lower business volumes, the timing of vendor payments, the timing of incentive payments and other related payroll accruals.

Cash Flows Used by Investing Activities
Investing activities used $14.1 million of cash in the six months ended December 31, 2019 primarily due to $14.5 million of capital expenditures, partially offset by $0.4 million of proceeds from other assets sales. Capital expenditures consisted of: $5.9 million for transportation equipment, $4.1 million for construction and fabrication equipment, $3.5 million for software and office equipment, and $1.0 million for facilities.
Cash Flows Used by Financing Activities
Financing activities used $4.0 million of cash in the six months ended December 31, 2019 primarily due to stock repurchases of $9.9 million and the repurchase of $3.5 million of Company stock for payment of withholding taxes due on equity-based compensation. These uses of cash were partially offset by net borrowings of $9.3 million under the Company's Senior Secured Revolving Credit Facility.
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

The credit facility includes a U.S. Dollar equivalent sublimit of $75.0 million for revolving loans denominated in Australian Dollars, Canadian Dollars, Euros and Pounds Sterling and letters of credit in Australian Dollars, Euros, and Pounds Sterling. The credit facility also includes a $200.0 million sublimit for total letters of credit.
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
The Credit Agreement includes a Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, or "Covenant EBITDA," over the previous four quarters. For the four quarters ended December 31, 2019, Covenant EBITDA was $78.2 million. Consolidated Funded Indebtedness at December 31, 2019 was $68.5 million.

Covenant EBITDA differs from Adjusted EBITDA, as reported under "Results of Operations - Non-GAAP Financial Measure," primarily because it permits the Company to:

•	exclude non-cash stock-based compensation expense,

•	include pro forma EBITDA of acquired businesses as if the acquisition occurred at the beginning of the previous four quarters, and

•	exclude certain other extraordinary items, as defined in the Credit Agreement.
Availability under the senior secured revolving credit facility at December 31, 2019 was as follows:

	December 31, 2019	June 30, 2019
	(In thousands)
Senior secured revolving credit facility	$300,000	$300,000
Capacity constraint due to the Leverage Ratio	65,544	94,323
Capacity under the credit facility	234,456	205,677
Letters of credit	53,636	48,147
Borrowings outstanding	14,817	5,347
Availability under the senior secured revolving credit facility	$166,003	$152,183
At December 31, 2019, the Company was in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.
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
Stock Repurchase Program and Treasury Shares
Treasury Shares
On November 6, 2018, the Board of Directors approved a stock buyback program (the "November 2018 Program"), which replaced the previous program that had been in place since December 2016 and was set to expire in December 2018. Under the November 2018 Program, the Company may repurchase common stock up to a maximum of $30.0 million per calendar year provided that the aggregate number of shares repurchased may not exceed 10%, or approximately 2.7 million, of the Company's shares outstanding as of November 6, 2018. The Company may repurchase its stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and is not obligated to purchase any shares. The November 2018 Program will continue unless and until it is modified or revoked by the Board of Directors. During the second quarter of fiscal 2020, 500,000 shares were repurchased under the November 2018 Program and there were 1,896,643 shares available for repurchase as of December 31, 2019.
The Company had 1,216,103 treasury shares as of December 31, 2019 and intends to utilize these treasury shares in connection with equity awards under the Company’s stock incentive plans and for sales to the Employee Stock Purchase Plan.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2019.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended December 31, 2019.

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
The table below sets forth information with respect to purchases made by the Company of its common stock during the second quarter of fiscal year 2020.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (C)
October 1 to October 31, 2019
Share Repurchase Program (A)	—	$—	—	2,396,643
Employee Transactions (B)	—	$—	—	—
November 1 to November 30, 2019
Share Repurchase Program (A)	500,000	$19.83	—	1,896,643
Employee Transactions (B)	275	$20.94	—	—
December 1 to December 31, 2019
Share Repurchase Program (A)	—	$—	—	1,896,643
Employee Transactions (B)	—	$—	—	—

(A)	Represents shares purchased under our stock buyback program.

(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

(C)
As described under the caption “Stock Repurchase Program and Treasury Shares” in the Liquidity and Capital Resources section of Part I, Item 2 of this Form 10-Q, on November 6, 2018, the Board of Directors approved a stock buyback program (the “November 2018 Program”), which replaced the December 2016 Program. Under the November 2018 Program, the Company may repurchase common stock up to a maximum of $30.0 million per calendar year provided that the aggregate number of shares repurchased may not exceed 10%, or approximately 2.7 million, of the Company's shares outstanding as of November 6, 2018. The Company may repurchase its stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and is not obligated to purchase any shares. The November 2018 Program will continue unless and until it is modified or revoked by the Board of Directors.

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

MATRIX SERVICE COMPANY

Date:	February 6, 2020	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer