Form 10-Q
period 2020-03-31
MATRIX SERVICE CO
filed 2020-05-07
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2020 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,139,761 shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Revenue	$248,327	$358,887	$905,101	$1,017,966
Cost of revenue	227,850	321,981	822,158	929,753
Gross profit	20,477	36,906	82,943	88,213
Selling, general and administrative expenses	19,718	24,112	66,574	67,672
Goodwill and other intangible asset impairments	—	—	38,515	—
Restructuring costs	6,559	—	6,559	—
Operating income (loss)	(5,800)	12,794	(28,705)	20,541
Other income (expense):
Interest expense	(398)	(301)	(1,231)	(954)
Interest income	356	307	1,247	863
Other	(767)	58	(368)	582
Income (loss) before income tax expense	(6,609)	12,858	(29,057)	21,032
Provision (benefit) for federal, state and foreign income taxes	(1,114)	3,925	(1,705)	5,862
Net income (loss)	$(5,495)	$8,933	$(27,352)	$15,170

Basic earnings (loss) per common share	$(0.21)	$0.33	$(1.02)	$0.56
Diluted earnings (loss) per common share	$(0.21)	$0.33	$(1.02)	$0.55
Weighted average common shares outstanding:
Basic	26,478	26,788	26,781	26,918
Diluted	26,478	27,417	26,781	27,587
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Net income (loss)	$(5,495)	$8,933	$(27,352)	$15,170
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss) (net of tax expense (benefit) of ($51) and ($14) for the three and nine months ended March 31, 2020, respectively, and $97 and ($79) for the three and nine months ended March 31, 2019, respectively)	(1,104)	216	(975)	(452)
Comprehensive income (loss)	$(6,599)	$9,149	$(28,327)	$14,718
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	March 31, 2020	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$87,503	$89,715
Accounts receivable, less allowances (March 31, 2020—$1,821 and June 30, 2019—$923)	209,195	218,432
Costs and estimated earnings in excess of billings on uncompleted contracts	56,859	96,083
Inventories	7,738	8,017
Income taxes receivable	1,924	29
Other current assets	8,429	5,034
Total current assets	371,648	417,310
Property, plant and equipment at cost:
Land and buildings	43,162	41,179
Construction equipment	94,064	91,793
Transportation equipment	55,793	52,526
Office equipment and software	38,122	43,632
Construction in progress	7,320	7,619
Total property, plant and equipment - at cost	238,461	236,749
Accumulated depreciation	(154,493)	(157,414)
Property, plant and equipment - net	83,968	79,335
Operating lease right-of-use assets	25,840	—
Goodwill	60,277	93,368
Other intangible assets, net of accumulated amortization	11,114	19,472
Deferred income taxes	5,462	2,683
Other assets	9,038	21,226
Total assets	$567,347	$633,394
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	March 31, 2020	June 30, 2019
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$77,246	$114,647
Billings on uncompleted contracts in excess of costs and estimated earnings	100,566	105,626
Accrued wages and benefits	23,013	38,357
Accrued insurance	9,065	9,021
Operating lease liabilities	8,639	—
Income taxes payable	—	2,517
Other accrued expenses	5,548	5,331
Total current liabilities	224,077	275,499
Deferred income taxes	—	298
Operating lease liabilities	22,660	—
Borrowings under senior secured revolving credit facility	8,888	5,347
Other liabilities	296	293
Total liabilities	255,921	281,437
Commitments and contingencies
Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of March 31, 2020 and June 30, 2019; 26,131,355 and 26,807,203 shares outstanding as of March 31, 2020 and June 30, 2019	279	279
Additional paid-in capital	137,306	137,712
Retained earnings	212,124	239,476
Accumulated other comprehensive loss	(8,726)	(7,751)
	340,983	369,716
Less: Treasury stock, at cost — 1,756,862 shares as of March 31, 2020, and 1,081,014 shares as of June 30, 2019	(29,557)	(17,759)
Total stockholders' equity	311,426	351,957
Total liabilities and stockholders’ equity	$567,347	$633,394
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	March 31, 2020	March 31, 2019
Operating activities:
Net income (loss)	$(27,352)	$15,170
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects from acquisitions and disposals:
Depreciation and amortization	14,388	13,623
Goodwill and other intangible asset impairment	38,515	—
Stock-based compensation expense	8,115	9,045
Operating lease and fixed asset impairments due to restructuring	2,660	—
Deferred income tax	(3,091)	1,562
Gain on disposal of business	—	(427)
Gain on sale of property, plant and equipment	(536)	(810)
Provision for uncollectible accounts	1,292	(105)
Other	(110)	308
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects from acquisitions and disposals:
Accounts receivable	7,945	(71,436)
Costs and estimated earnings in excess of billings on uncompleted contracts	39,224	921
Inventories	279	(3,492)
Other assets and liabilities	5,427	(14,750)
Accounts payable	(35,129)	30,092
Billings on uncompleted contracts in excess of costs and estimated earnings	(5,060)	1,626
Accrued expenses	(15,080)	17,557
Net cash provided (used) by operating activities	31,487	(1,116)
Investing activities:
Capital expenditures	(17,650)	(13,721)
Proceeds from disposal of business	—	3,885
Proceeds from asset sales	1,018	1,059
Net cash used by investing activities	$(16,632)	$(8,777)

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	March 31, 2020	March 31, 2019
Financing activities:
Advances under senior secured revolving credit facility	$18,567	$12,430
Repayments of advances under senior secured revolving credit facility	(14,357)	(10,133)
Open market purchase of treasury shares	(17,045)	(5,190)
Issuances of common stock	—	128
Proceeds from issuance of common stock under employee stock purchase plan	243	235
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(3,517)	(1,685)
Net cash used by financing activities	(16,109)	(4,215)
Effect of exchange rate changes on cash and cash equivalents	(958)	(273)
Decrease in cash and cash equivalents	(2,212)	(14,381)
Cash and cash equivalents, beginning of period	89,715	64,057
Cash and cash equivalents, end of period	$87,503	$49,676
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$5,841	$742
Interest	$1,535	$1,340
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$414	$1,100

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total
Balances, January 1, 2020	$279	$135,057	$217,619	$(22,538)	$(7,622)	$322,795
Net loss	—	—	(5,495)	—	—	(5,495)
Other comprehensive loss	—	—	—	—	(1,104)	(1,104)
Issuance of deferred shares (4,650 shares)	—	(77)	—	77	—	—
Treasury shares sold to Employee Stock Purchase Plan (3,805 shares)	—	24	—	62	—	86
Open market purchases of treasury shares (547,606 shares)	—	—	—	(7,132)	—	(7,132)
Treasury shares purchased to satisfy tax withholding obligations (1,608 shares)	—	—	—	(26)	—	(26)
Stock-based compensation expense	—	2,302	—	—	—	2,302
Balances, March 31, 2020	$279	$137,306	$212,124	$(29,557)	$(8,726)	$311,426

Balances, January 1, 2019	$279	$131,889	$217,731	$(18,230)	$(8,079)	$323,590
Net income	—	—	8,933	—	—	8,933
Other comprehensive income	—	—	—	—	216	216
Issuance of deferred shares (22,133 shares)	—	(366)	—	366	—	—
Treasury shares sold to Employee Stock Purchase Plan (4,584 shares)	—	6	—	76	—	82
Treasury shares purchased to satisfy tax withholding obligations (1,693 shares)	—	—	—	(34)	—	(34)
Stock-based compensation expense	—	3,307	—	—	—	3,307
Balances, March 31, 2019	$279	$134,836	$226,664	$(17,822)	$(7,863)	$336,094

See accompanying notes.

Matrix Service Company

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total
Balances, July 1, 2019	$279	$137,712	$239,476	$(17,759)	$(7,751)	$351,957
Net loss	—	—	(27,352)	—	—	(27,352)
Other comprehensive loss	—	—	—	—	(975)	(975)
Issuance of deferred shares (539,710 shares)	—	(8,563)	—	8,563	—	—
Treasury shares sold to Employee Stock Purchase Plan (12,326 shares)	—	42	—	201	—	243
Open market purchases of treasury shares (1,047,606 shares)	—	—	—	(17,045)	—	(17,045)
Treasury shares purchased to satisfy tax withholding obligations (180,278 shares)	—	—	—	(3,517)	—	(3,517)
Stock-based compensation expense	—	8,115	—	—	—	8,115
Balances, March 31, 2020	$279	$137,306	$212,124	$(29,557)	$(8,726)	$311,426

Balances, July 1, 2018	$279	$132,198	$211,494	$(17,717)	$(7,411)	$318,843
Net income	—	—	15,170	—	—	15,170
Other comprehensive loss	—	—	—	—	(452)	(452)
Exercise of stock options (12,500 shares)	—	(126)	—	254	—	128
Issuance of deferred shares (314,711 shares)	—	(6,306)	—	6,306	—	—
Treasury shares sold to Employee Stock Purchase Plan (12,031 shares)	—	25	—	210	—	235
Open market purchase of treasury shares (310,532 shares)	—	—	—	(5,190)	—	(5,190)
Treasury shares purchased to satisfy tax withholding obligations (79,111 shares)	—	—	—	(1,685)	—	(1,685)
Stock-based compensation expense	—	9,045	—	—	—	9,045
Balances, March 31, 2019	$279	$134,836	$226,664	$(17,822)	$(7,863)	$336,094

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2019, included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the three and nine month periods ended March 31, 2020 may not necessarily be indicative of the results of operations for the full year ending June 30, 2020.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Revenue
Remaining Performance Obligations
The Company had $536.7 million of remaining performance obligations yet to be satisfied as of March 31, 2020. The Company expects to recognize $431.2 million of its remaining performance obligations as revenue within the next twelve months.
Contract Balances
Contract terms with customers include the timing of billing and payment, which usually differs from the timing of revenue recognition. As a result, we carry contract assets and liabilities in our balance sheet. These contract assets and liabilities are calculated on a contract-by-contract basis and reported on a net basis at the end of each period and are classified as current. We present our contract assets in the balance sheet as Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts ("CIE"). CIE consists of revenue recognized in excess of billings. We present our contract liabilities in the balance sheet as Billings on Uncompleted Contracts in Excess of Costs and Estimated Earnings ("BIE"). BIE consists of billings in excess of revenue recognized. The following table provides information about CIE and BIE:

	March 31, 2020	June 30, 2019	Change
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$56,859	$96,083	$(39,224)
Billings on uncompleted contracts in excess of costs and estimated earnings	(100,566)	(105,626)	5,060
Net contract liabilities	$(43,707)	$(9,543)	$(34,164)

The difference between the beginning and ending balances of the Company's CIE and BIE primarily results from the timing of revenue recognized relative to its billings. The amount of revenue recognized during the nine months ended March 31, 2020 that was included in the June 30, 2019 BIE balance was $102.6 million. This revenue consists primarily of work performed during the period on contracts with customers that had advance billings.
Progress billings in accounts receivable at March 31, 2020 and June 30, 2019 included retentions to be collected within one year of $39.8 million and $21.9 million, respectively. Contract retentions collectible beyond one year are included in other assets in the Condensed Consolidated Balance Sheet and totaled $5.7 million as of March 31, 2020 and $17.7 million as of June 30, 2019.
Disaggregated Revenue
Revenue disaggregated by reportable segment is presented in Note 9 - Segment Information. The following series of tables presents revenue disaggregated by geographic area where the work was performed and by contract type:
Geographic Disaggregation:

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
	(In thousands)
United States	$232,606	$345,953	$838,371	$985,603
Canada	12,633	10,691	58,506	27,486
Other international	3,088	2,243	8,224	4,877
Total Revenue	$248,327	$358,887	$905,101	$1,017,966

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Contract Type Disaggregation:

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
	(In thousands)
Fixed-price contracts	$182,282	$183,899	$533,375	$545,832
Time and materials and other cost reimbursable contracts	66,045	174,988	371,726	472,134
Total Revenue	$248,327	$358,887	$905,101	$1,017,966

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
The mix of revenue by contract type shifted significantly during the third quarter of fiscal 2020 due to the Company's strategic initiative to exit the domestic iron and steel industry, which was comprised primarily of time and materials and other cost reimbursable contracts.
Note 3 – Leases
The Company enters into lease arrangements for real estate, construction equipment and information technology equipment in the normal course of business. Real estate leases accounted for approximately 86% of all right-of-use assets as of March 31, 2020. Most real estate and information technology equipment leases generally have fixed payments that follow an agreed upon payment schedule and have remaining lease terms ranging from less than a year to 16 years. Construction equipment leases generally have "month-to-month" lease terms that automatically renew as long as the equipment remains in use.
The Company incurred $2.2 million of impairments to right-of-use assets related to leased office space that was closed in connection with a restructuring plan, see Note 10 – Restructuring Costs for additional information.
The components of lease expense in the Condensed Consolidated Statements of Income are as follows:

		Three Months Ended	Nine Months Ended
		March 31, 2020	March 31, 2020
Lease expense	Location of Expense in Statements of Income	(in thousands)
Operating lease expense	Cost of revenues and selling, general and administrative expenses	$3,229	$9,601
Short-term lease expense(1)	Cost of revenues	9,808	30,423
Total lease expense		$13,037	$40,024

(1)	Primarily represents the lease expense of construction equipment that is subject to month-to-month rental agreements with expected rental durations of less than one year.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

The future undiscounted lease payments, as reconciled to the discounted operating lease liabilities presented in the Company's Condensed Consolidated Balance Sheets, were as follows:

March 31, 2020
Maturity Analysis:	(in thousands)
Remainder of Fiscal 2020	$2,892
Fiscal 2021	8,767
Fiscal 2022	6,209
Fiscal 2023	4,572
Fiscal 2024	2,992
Thereafter	11,922
Total future operating lease payments	37,354
Less: imputed interest	(6,055)
Net present value of future lease payments	31,299
Less: current portion of operating lease liabilities	8,639
Non-current operating lease liabilities	$22,660

The following is a summary of the weighted average remaining operating lease term and weighted average discount rate as of March 31, 2020:

Weighted-average remaining lease term (in years)	6.1 years
Weighted-average discount rate	5.6%
Supplemental cash flow information related to leases is as follows:

Nine Months Ended
March 31, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,773
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$36,564

During the third quarter, the Company received leasehold improvements of $2.4 million from a lessor as a tenant incentive. This incentive is considered to be a non-cash investing activity.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Intangible Assets Including Goodwill
Goodwill
The changes in the carrying value of goodwill by segment are as follows:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Net balance at June 30, 2019	$24,830	$30,829	$16,736	$20,973	$93,368
Goodwill impairment	(24,900)	—	—	(7,981)	(32,881)
Translation adjustment(1)	70	—	(247)	(33)	(210)
Net balance at March 31, 2020	$—	$30,829	$16,489	$12,959	$60,277

(1)
The translation adjustments relate to the periodic translation of Canadian Dollar and South Korean Won denominated goodwill recorded as a part of prior acquisitions in Canada and South Korea, in which the local currency was determined to be the functional currency.

The Company tests its goodwill for impairment annually in May. However, during the third quarter the Company concluded that goodwill impairment indicators existed based on the uncertainties caused by the COVID-19 pandemic and the significant decline in the price of crude oil. These uncertainties have resulted in lowered revenue expectations for the remainder of fiscal 2020 and fiscal 2021 and led to significant volatility in the Company's stock price. Accordingly, the Company performed an interim test as of March 31, 2020, which did not result in any impairments. While near-term revenue expectations were reduced, the Company also projected significant reductions in its cost structure. As of March 31, 2020, there were three reporting units with goodwill totaling $14.1 million that had low headroom, which we define as the percentage difference between the fair value of a reporting unit and its carrying value.
Our financial projections were based on the current assessment of our markets. Our markets are at historically volatile levels and future developments are difficult to predict. If the markets that impact our business continue to deteriorate, particularly in the reporting units mentioned above, the Company could recognize a significant goodwill impairment.
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
The estimated fair value of each reporting unit was derived primarily by utilizing a discounted cash flow analysis. The key assumptions used are described in Part II, Item 8. Financial Statements and Supplementary Data, Note 1 - Summary of Significant Accounting Policies, Goodwill in our fiscal 2019 Annual Report on Form 10-K.
Other Intangible Assets
In December 2019, in connection with the factors disclosed for the Industrial segment goodwill impairment above, the Company fully impaired a customer relationship with a net book value of $5.6 million and a remaining useful life of 9 years.  This intangible asset had a gross carrying amount of $9.4 million and accumulated amortization of $3.8 million. The impairment is included within the goodwill and other intangible asset impairment caption in the condensed consolidated statements of income.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Information on the carrying value of other intangible assets is as follows:

		At March 31, 2020
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,579	$(1,912)	$667
Customer-based	6 to 15	28,861	(18,414)	10,447
Non-compete agreements	4	1,453	(1,453)	—
Total amortizing intangible assets		$32,893	$(21,779)	$11,114

		At June 30, 2019
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,579	$(1,779)	$800
Customer-based	6 to 15	38,572	(19,915)	18,657
Non-compete agreements	4	1,453	(1,438)	15
Total amortizing intangible assets		$42,604	$(23,132)	$19,472

Amortization expense totaled $0.8 million and $2.7 million during the three and nine months ended March 31, 2020 and $0.8 million and $2.5 million for the three and nine months ended March 31, 2019, respectively.

We estimate that the remaining amortization expense related to March 31, 2020 amortizing intangible assets will be as follows (in thousands):

Period ending:
Remainder of Fiscal 2020	$772
Fiscal 2021	3,085
Fiscal 2022	2,266
Fiscal 2023	1,819
Fiscal 2024	1,506
Fiscal 2025	1,111
Thereafter	555
Total estimated remaining amortization expense at March 31, 2020	$11,114

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
The Credit Agreement includes a Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, or "Covenant EBITDA," over the previous four quarters. For the four quarters ended March 31, 2020, Covenant EBITDA was $64.4 million. Consolidated Funded Indebtedness at March 31, 2020 was $64.2 million.
Availability under the senior secured revolving credit facility at March 31, 2020 was as follows:

	March 31, 2020	June 30, 2019
	(In thousands)
Senior secured revolving credit facility	$300,000	$300,000
Capacity constraint due to the Leverage Ratio	106,929	94,323
Capacity under the credit facility	193,071	205,677
Letters of credit	55,342	48,147
Borrowings outstanding	8,888	5,347
Availability under the senior secured revolving credit facility	$128,841	$152,183

At March 31, 2020, the Company was in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 – Income Taxes
Coronavirus Aid, Relief, and Economic Security Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the "CARES Act") was signed into law. The purpose of the CARES Act was to provide $2.2 trillion in funding to fight the COVID-19 pandemic and provide economic relief in the form of tax relief, government loans and grants. The CARES Act contains the following key provisions which affect income taxes:

•
Eliminates the 80% of taxable income limitations by allowing corporations to fully utilize net operating loss carryforwards to offset taxable income in 2018, 2019, or 2020 and reinstating it for tax years after 2020;

•	Allows net operating losses generated in 2018, 2019 or 2020 to be carried back five years;

•	Increases the net interest expense deduction limit to 50% of adjusted taxable income from 30% for the 2019 and 2020 tax years;

•
Allows taxpayers with alternative minimum tax credits to claim a refund for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as required by the 2017 Tax Cuts and Jobs Act; and

•	Allows entities to deduct more of their charitable cash contributions made during calendar year 2020 by increasing the taxable income limitation to 25% from 10%.
The income tax provisions in the CARES Act have not had a material impact on the Company as of March 31, 2020.
Effective Tax Rate
Our effective tax rates for the three and nine months ended March 31, 2020 were 16.9% and 5.9%, respectively. The tax benefit for the three months ended March 31, 2020 was negatively impacted by higher than normal non-deductible expenses. The tax benefit for the nine months ended March 31, 2020 was negatively impacted by a $2.5 million valuation allowance placed on a deferred tax asset that was created by net operating loss carryforwards and other tax credits in Canada and by the non-deductible portion of the goodwill impairments booked in the second quarter of fiscal 2020.
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
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $10.8 million at March 31, 2020 and $10.1 million at June 30, 2019. Generally, collection of amounts related to unpriced change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other
During the third quarter, the Company commenced litigation in an effort to collect $16.5 million in accounts receivable from an iron and steel customer following the deterioration of the relationship in the second quarter. Based on the terms of the contract with this customer, the Company is entitled to collect the full amount owed under the contract. However, the timing of collection is uncertain.
The Company and its subsidiaries are participants in various legal actions. It is the opinion of management that none of the other known legal actions, including a contract dispute with a customer involving the construction of a crude terminal, will have a material impact on the Company’s financial position, results of operations or liquidity.
Note 8 – Earnings per Common Share
Basic earnings per share (“Basic EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) includes the dilutive effect of stock options and nonvested deferred shares. In the event we report a loss, stock options and nonvested deferred shares are not included since they are anti-dilutive.
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
	(In thousands, except per share data)
Basic EPS:
Net income (loss)	$(5,495)	$8,933	$(27,352)	$15,170
Weighted average shares outstanding	26,478	26,788	26,781	26,918
Basic earnings (loss) per share	$(0.21)	$0.33	$(1.02)	$0.56
Diluted EPS:
Weighted average shares outstanding – basic	26,478	26,788	26,781	26,918
Dilutive stock options	—	27	—	28
Dilutive nonvested deferred shares	—	602	—	641
Diluted weighted average shares	26,478	27,417	26,781	27,587
Diluted earnings (loss) per share	$(0.21)	$0.33	$(1.02)	$0.55

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
	(In thousands)
Stock options	18	—	23	—
Nonvested deferred shares	1,023	188	844	152
Total antidilutive securities	1,041	188	867	152

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
The Industrial segment consists of work for various industries, including major mining and minerals companies engaged primarily in the extraction of non-ferrous metals, aerospace and defense, cement, agriculture, and various industrial facilities. Our services include engineering, fabrication and construction, and maintenance and repair, which includes planned and emergency services. We also design instrumentation and control systems and offer specialized expertise in the design and construction of bulk material handling systems.

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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Results of Operations
(In thousands)

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Gross revenues
Electrical Infrastructure	$28,411	$60,669	$89,973	$163,543
Oil Gas & Chemical	53,539	83,414	167,821	246,497
Storage Solutions	144,460	134,822	439,246	374,787
Industrial	24,042	81,283	213,596	237,225
Total gross revenues	$250,452	$360,188	$910,636	$1,022,052
Less: Inter-segment revenues
Oil Gas & Chemical	$1,226	$870	$1,986	$2,175
Storage Solutions	714	431	2,664	1,911
Industrial	185	—	885	—
Total inter-segment revenues	$2,125	$1,301	$5,535	$4,086
Consolidated revenues
Electrical Infrastructure	$28,411	$60,669	$89,973	$163,543
Oil Gas & Chemical	52,313	82,544	165,835	244,322
Storage Solutions	143,746	134,391	436,582	372,876
Industrial	23,857	81,283	212,711	237,225
Total consolidated revenues	$248,327	$358,887	$905,101	$1,017,966
Gross profit (loss)
Electrical Infrastructure	$752	$6,210	$(2,024)	$13,155
Oil Gas & Chemical	2,946	10,736	10,778	25,518
Storage Solutions	18,010	14,575	58,840	35,275
Industrial	(1,231)	5,385	15,349	14,265
Total gross profit	$20,477	$36,906	$82,943	$88,213
Intangible asset impairments and restructuring costs
Electrical Infrastructure	$1,114	$—	$26,014	$—
Oil Gas & Chemical	1,409	—	1,409	—
Storage Solutions	1,000	—	1,000	—
Industrial	3,036	—	16,651	—
Total intangible asset impairments and restructuring costs	$6,559	$—	$45,074	$—
Operating income (loss)
Electrical Infrastructure	$(2,259)	$2,882	$(33,766)	$3,977
Oil Gas & Chemical	(2,712)	4,796	(5,757)	8,895
Storage Solutions	6,479	3,730	24,830	5,371
Industrial	(7,308)	1,386	(14,012)	2,298
Total operating income (loss)	$(5,800)	$12,794	$(28,705)	$20,541

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Total assets by segment were as follows:

	March 31, 2020	June 30, 2019
Electrical Infrastructure	$97,747	$155,880
Oil Gas & Chemical	86,194	91,959
Storage Solutions	228,717	188,912
Industrial	30,859	90,336
Unallocated assets	123,830	106,307
Total segment assets	$567,347	$633,394

Note 10 - Restructuring Costs
In February 2020, the Company announced a business improvement plan related to its strategic initiatives to exit the domestic iron and steel industry and to implement business improvements in the Electrical Infrastructure segment. Planned activities under the business improvement plan have been expanded due to lower revenue expectations for the remainder of fiscal 2020 and fiscal 2021 following the uncertainties caused by the COVID-19 pandemic and the significant decline in the price of crude oil, both of which began during the third quarter.
The business improvement plan consists of discretionary cost reductions, workforce reductions and closures of certain offices in order to increase the utilization of the Company's staff and bring the cost structure of the business in line with the near-term expectation of lower revenue. The restructuring costs are primarily comprised of severance and personnel-related costs related to reductions in workforce and impairments of operating lease right-of-use assets and other fixed assets related to the closure of certain office spaces. The Company incurred $6.6 million of restructuring costs during the three months ended March 31, 2020 and expects to incur an additional $4.0 to $6.0 million of restructuring costs related to activities planned during the fourth quarter of fiscal 2020.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Restructuring costs incurred are classified as follows:

Three Months Ended March 31, 2020
(in thousands)
Electrical Infrastructure
Severance costs and other benefits	$811
Facility costs	303
Total Electrical Infrastructure	$1,114
Oil Gas & Chemical
Severance costs and other benefits	$635
Facility costs	774
Total Oil Gas & Chemical	$1,409
Storage Solutions
Severance costs and other benefits	$225
Facility costs	775
Total Storage Solutions	$1,000
Industrial
Severance costs and other benefits	$2,230
Facility costs	806
Total Industrial	$3,036
Total restructuring costs	$6,559

Restructuring Costs by Type:
Total severance costs and other benefits	$3,901
Total facility costs	2,658
Total restructuring costs	$6,559

The table below is a reconciliation of the beginning and ending restructuring reserve balance (in thousands):

Balance as of December 31, 2019	$—
Restructuring costs incurred	6,559
Non-cash restructuring costs(1)	(2,660)
Cash payments	(2,963)
Balance as of March 31, 2020	$936

(1)	Non-cash restructuring costs consisted of impairments of operating lease right-of-use assets and other fixed asset impairments related to the closure of certain leased office spaces.

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
Revenue Recognition
General Information about our Contracts with Customers
Our revenues come from contracts to provide engineering, procurement, fabrication and construction, repair and maintenance and other services. Our engineering, procurement, fabrication and construction services are usually provided in association with capital projects, which commonly are fixed price contracts and are billed based on project milestones. Our repair and maintenance services typically are cost reimbursable or time and material based contracts and are billed monthly or, for projects of short duration, at the conclusion of the project. The elapsed time from award to completion of performance may be in excess of one year for capital projects.
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
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $10.8 million at March 31, 2020 and $10.1 million at June 30, 2019. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.

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
During the third quarter, the Company concluded that goodwill impairment indicators existed based on the uncertainties caused by the COVID-19 pandemic and the significant decline in the price of crude oil. These uncertainties have resulted in lowered revenue expectations for the remainder of fiscal 2020 and fiscal 2021 and led to significant volatility in the Company's stock price. Accordingly, the Company performed an interim test as of March 31, 2020, which did not result in any impairments. While near-term revenue expectations were reduced, the Company also projected significant reductions in its cost structure. As of March 31, 2020, there were three reporting units with goodwill totaling $14.1 million that had low headroom, which we define as the percentage difference between the fair value of a reporting unit and its carrying value.
Our financial projections were based on the current assessment of our markets. Our markets are at historically volatile levels and future developments are difficult to predict. If the markets that impact our business continue to deteriorate, particularly in the reporting units mentioned above, the Company could recognize a significant goodwill impairment.
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

Our significant assumptions, including revenue growth rates, gross margins, discount rate and other factors may change in light of changes in the economic and competitive environment in which we operate. Assuming that all other components of our fair value estimate remain unchanged, a change in the following assumptions would have the following effect on headroom:

	Headroom Sensitivity Analysis
	Goodwill as of March 31, 2020 (in thousands)	Baseline Headroom	Headroom if Revenue Growth Rate Declines by 100 Basis Points	Headroom if Gross Margin Declines by 100 Basis Points	Headroom if Discount Rate Increases by 100 Basis Points
Reporting Unit 1	$4,128	7%	-3%	-50%	-9%
Reporting Unit 2	$3,902	23%	17%	-26%	7%
Reporting Unit 3	$6,112	30%	26%	-2%	17%
All other reporting units	$46,135	34% to 234%	27% to 220%	19% to 182%	20% to 199%
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
The Industrial segment consists of work for various industries, including major mining and minerals companies engaged primarily in the extraction of non-ferrous metals, aerospace and defense, cement, agriculture, and various industrial facilities. Our services include engineering, fabrication and construction, and maintenance and repair, which includes planned and emergency services. We also design instrumentation and control systems and offer specialized expertise in the design and construction of bulk material handling systems.
Operational Update
As the COVID-19 pandemic persists, the Company's top priority has been to maintain a safe working environment for all employees, customers and business partners. We transitioned the majority of our 1,000 administrative and engineering team members to remote working conditions in March. Our project teams in coordination with our clients created work processes to integrate the guidance from governmental agencies and leading health organizations to protect the health and safety of everyone on our job sites while maintaining productivity.
There is significant uncertainty regarding the near- and intermediate-term economic impacts from the COVID-19 pandemic and the significant supply/demand dislocation in crude oil during the quarter, which has resulted in lowered revenue expectations for the remainder of fiscal 2020 and for fiscal 2021. As a result, the Company is expanding its previously announced business improvement plan, which consists of discretionary cost reductions, workforce reductions and closures of certain offices in order to increase the utilization of the Company's staff and bring the cost structure of the business in line with the near-term expectation of lower revenue. The Company incurred $6.6 million of restructuring costs during the three months ended March 31, 2020 and expects to incur an additional $4.0 to $6.0 million of restructuring costs related to activities planned during the fourth quarter of fiscal 2020. The Company expects to save approximately $40.0 million in annual operating costs at the conclusion of the plan. Approximately $12.0 million of the reductions are related to SG&A and approximately $28.0 million are related to construction overhead activities.

In order to more clearly depict the core profitability of the Company, the following table presents our net income (loss) and earnings (loss) per fully diluted share for the three and nine months ended March 31, 2020 after adjusting for expense items related to restructuring initiatives and impairments:
Reconciliation of Adjusted Net Income (Loss) and Diluted Earnings (Loss) per Common Share(1)
(In thousands, except per share data)

			Three Months Ended March 31, 2020		Nine Months Ended March 31, 2020
	Amount of Charge	Income Tax Effect of Charge	Net Income (Loss)	Earnings (Loss) Per Diluted Share	Net Income (Loss)	Earnings (Loss) Per Diluted Share
Net loss and diluted loss per common share, as reported			$(5,495)	$(0.21)	$(27,352)	$(1.02)
Restructuring costs incurred	$6,559	$(1,462)	5,097	0.19	5,097	0.19
Electrical Infrastructure segment goodwill impairment	24,900	(4,889)	—	—	20,011	0.74
Industrial segment goodwill and other intangible asset impairment	13,615	(2,803)	—	—	10,812	0.40
Valuation allowance placed on a deferred tax asset	2,417	—	—	—	2,417	0.09
Adjusted net income (loss) and diluted earnings (loss) per common share			$(398)	$(0.02)	$10,985	$0.40
Weighted average common shares outstanding - diluted:
As reported				26,478		26,781
Previously anti-dilutive common shares				—		517
Adjusted weighted average common shares outstanding - diluted				26,478		27,298

(1)
This table presents non-GAAP financial measures of our adjusted net income (loss) and adjusted diluted earnings (loss) per common share for the three and nine months ended March 31, 2020. The most directly comparable financial measures are net income (loss) and diluted earnings (loss) per common share, respectively, presented in the Condensed Consolidated Statements of Income. We have presented these financial measures because we believe they more clearly depict the core operating results of the Company during the periods presented and provide a more comparable measure of the Company's operating results to other companies considered to be in similar businesses. Since adjusted net income (loss) and adjusted diluted earnings (loss) per common share are not measures of performance calculated in accordance with GAAP, they should be considered in addition to, rather than as a substitute for, the most directly comparable GAAP financial measures.

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Consolidated
Consolidated revenue was $248.3 million for the three months ended March 31, 2020, compared to $358.9 million in the same period in the prior fiscal year. On a segment basis, revenue decreased for the Industrial, Electrical Infrastructure, and Oil Gas & Chemical segments by $57.4 million, $32.3 million, and $30.2 million, respectively. These decreases were partially offset by an increase in the Storage Solutions segment of $9.3 million.
Consolidated gross profit decreased to $20.5 million in the three months ended March 31, 2020 compared to $36.9 million in the same period in the prior fiscal year. Gross margin decreased to 8.2% in the three months ended March 31, 2020 compared to 10.3% in the same period in the prior fiscal year. Gross margins in Fiscal 2020 are the result of strong project execution, offset by the under recovery of construction overhead costs due to lower than anticipated revenue volumes.
Consolidated SG&A expenses were $19.7 million in the three months ended March 31, 2020 compared to $24.1 million in the same period a year earlier. The decrease is primarily attributable to cost reduction initiatives and lower incentive compensation due to weaker operating results in the current year.
The Company recorded $6.6 million of restructuring costs due to actions taken under our business improvement plan. See Operational Update in this Results of Operations section and Item 1. Financial Statements, Note 10 - Restructuring Costs, for more information about the restructuring costs.
Interest expense was $0.4 million in the three months ended March 31, 2020 compared to $0.3 million in the same period a year ago. The increase was due to a higher average debt balance during the three months ended March 31, 2020. Interest income was $0.4 million in the three months ended March 31, 2020 compared to $0.3 million in the same period a year ago due to an increase in our average cash balance.

Our effective tax rate for the three months ended March 31, 2020 was 16.9% compared to 30.5% for the same period a year ago. The tax benefit for the three months ended March 31, 2020 was negatively impacted by higher than normal non-deductible expenses. The effective tax rate in fiscal 2019 was negatively impacted by a valuation allowance of $0.6 million placed on foreign tax credits generated by our operations in Canada, which we believe will not be utilized prior to their expiration.
For the three months ended March 31, 2020, we had a net loss of $5.5 million, or $0.21 per fully diluted share, compared to net income of $8.9 million, or $0.33 per fully diluted share, in the three months ended March 31, 2019.
Electrical Infrastructure
Revenue for the Electrical Infrastructure segment was $28.4 million in the three months ended March 31, 2020 compared to $60.7 million in the same period a year earlier. The decrease is primarily due to a lower volume of power delivery and power generation work. The segment gross margin was 2.6% in fiscal 2020 and 10.2% in fiscal 2019. Fiscal 2020 project execution met our expectations, but segment gross margin was negatively impacted by lower volumes, which lead to the under recovery of construction overhead costs. The fiscal 2019 segment gross margin was positively impacted by strong project execution on power generation work.
In the second quarter of fiscal 2020, the Company announced a business improvement plan for this segment. The plan included significant changes to the operations and management of the business, including changes to leadership and mid-level operational personnel, modifications to operational processes, and increased business development resources. During the quarter, we partially completed the planned personnel changes and strengthened business processes, which has led to improved project execution. However, it is still too early to assess the long-term effectiveness of the business improvement plan. Furthermore, an improvement in the operating performance of this segment will be dependent upon the effectiveness and execution of the improvement plan, the markets we serve, the spending volumes of our existing clients and other external factors.
The geographic footprint of most work in this segment is concentrated in the Mid-Atlantic and Northeastern U.S., which has been severely affected by the COVID-19 pandemic. As a result, we have experienced suspensions of work at certain job sites and client proposal activity has slowed as they manage other pandemic-related challenges. We will continue to assess conditions in the areas we serve and resume normal operations based on the needs of our clients and safety guidelines to ensure the protection of our employees and customers.
Oil Gas & Chemical
Revenue for the Oil Gas & Chemical segment was $52.3 million in the three months ended March 31, 2020 compared to $82.5 million in the same period a year earlier. The decrease of $30.2 million is primarily due to lower volumes of turnaround work. The segment gross margin was 5.6% for the three months ended March 31, 2020 compared to 13.0% in the same period last year. Fiscal 2020 segment gross margin was negatively impacted by lower volumes, which led to under recovery of construction overhead costs, and a lower than previously expected margin on a capital project due to purchased equipment that was found to be under performing during start-up and commissioning. The fiscal 2019 segment gross margin benefited from improved recovery of construction overhead costs and strong execution on capital projects.
The short-term impact to the Company's refinery turnaround and maintenance operations as a result of direct and indirect conditions created by the global pandemic has been considerable. There have been project cancellations, delays and temporary suspensions of planned seasonal work, however, in most cases the revenue volumes are moving out in time from a few weeks to quarters, but not eliminated. The updated start dates on many of the delayed activities is uncertain and will depend on the needs of our clients, safety guidelines, and the market.
Storage Solutions
Revenue for the Storage Solutions segment was $143.7 million in the three months ended March 31, 2020 compared to $134.4 million in the same period a year earlier. The increase in segment revenue is primarily a result of increased tank and terminal construction work and higher levels of work in Canada. The segment gross margin was 12.5% in the three months ended March 31, 2020 compared to 10.8% in the three months ended March 31, 2019. The fiscal 2020 segment gross margin was positively impacted by strong project execution on large capital projects.
As a result of the COVID-19 pandemic, we experienced short-term suspensions of work on a limited number of projects. Work on most of these projects has resumed. In addition, some project starts have been delayed for varying durations from a few weeks to a few quarters. While some project award cycles have been extended, key opportunities, including a medium-scale LNG terminal, a crude terminal and LNG peak shaving project continue to advance.

Industrial
Revenue for the Industrial segment decreased $57.4 million to $23.9 million in the three months ended March 31, 2020 compared to $81.3 million in the same period a year earlier. The decrease in revenue is primarily attributable to our strategic decision to exit the domestic iron and steel industry. We no longer have a continuous presence in any domestic iron and steel facility with final wind-down of the business to occur in the fourth quarter. The segment gross margin (loss) was (5.2)% in the three months ended March 31, 2020 compared to 6.6% in the same period a year earlier. The fiscal 2020 segment gross loss was negatively impacted by the under recovery of construction overhead costs following the sharp decline in revenue from our strategic decision to exit the domestic iron and steel industry.

Nine Months Ended March 31, 2020 Compared to the Nine Months Ended March 31, 2019
Consolidated
Consolidated revenue was $905.1 million for the nine months ended March 31, 2020, compared to $1.018 billion in the same period in the prior fiscal year. On a segment basis, revenue decreased in the Oil Gas & Chemical, Electrical Infrastructure, and Industrial segments by $78.6 million, $73.5 million, and $24.5 million, respectively. These decreases were partially offset by an increase in the Storage Solutions segment of $63.7 million.
Consolidated gross profit decreased to $82.9 million in the nine months ended March 31, 2020 compared to $88.2 million in the same period in the prior fiscal year. Gross margin increased to 9.2% in the nine months ended March 31, 2020 compared to 8.7% in the same period in the prior fiscal year. Fiscal 2020 gross margin was positively impacted by strong project execution in the Storage Solutions, Oil Gas & Chemical and Industrial segments, partially offset by poor project execution in the Electrical Infrastructure segment in the first and second quarters and the under-recovery of overhead costs due to the lower revenue volumes across most of the business.
Consolidated SG&A expenses were $66.6 million in the nine months ended March 31, 2020 compared to $67.7 million in the same period a year earlier. The decrease is primarily attributable to lower incentive compensation due to weaker operating results in the current year.
The Company recorded non-cash goodwill and other intangible asset impairments of $38.5 million during the second quarter of Fiscal 2020. See Item 1. Financial Statements, Note 4 - Intangible Assets Including Goodwill for more information about the impairments. In addition, The Company recorded $6.6 million of restructuring costs due to actions taken under our business improvement plan. See Operational Update in this Results of Operations section and Item 1. Financial Statements, Note 10 - Restructuring Costs, for more information about the restructuring costs.
Interest expense was $1.2 million in the nine months ended March 31, 2020 compared to $1.0 million in the same period a year ago. The increase was due to a higher average debt balance during the nine months ended March 31, 2020. Interest income was $1.2 million in the nine months ended March 31, 2020 compared to $0.9 million in the same period a year ago due to an increase in our average cash balance.
Our effective tax rate for the nine months ended March 31, 2020 was 5.9% compared to 27.9% for the same period a year ago. The tax benefit for the nine months ended March 31, 2020 was negatively impacted by a $2.5 million valuation allowance placed on a deferred tax asset that was created by net operating loss carryforwards and other tax credits in Canada and by the non-deductible portion of the goodwill impairments booked in the second quarter of fiscal 2020. The effective tax rate for the nine months ended March 31, 2019 was negatively impacted by a valuation allowance of $0.6 million placed on foreign tax credits generated by our operations in Canada, which we believe will not be utilized prior to their expiration. This was partially offset by $0.3 million of excess tax benefits related to the vesting of stock-based compensation.
For the nine months ended March 31, 2020, we had a net loss of $27.4 million, or $1.02 per fully diluted share, compared to net income of $15.2 million, or $0.55 per fully diluted share in the nine months ended March 31, 2019.
Electrical Infrastructure
Revenue for the Electrical Infrastructure segment was $90.0 million in the nine months ended March 31, 2020 compared to $163.5 million in the same period a year earlier. The decrease is primarily due to lower volumes of power delivery and power generation work. The segment gross margin (loss) was (2.2)% in fiscal 2020 and 8.0% in fiscal 2019. The fiscal 2020 segment gross loss was negatively impacted by poor execution in the first and second quarters. In addition, the lower volumes led to the under recovery of construction overhead costs.

Oil Gas & Chemical
Revenue for the Oil Gas & Chemical segment was $165.8 million in the nine months ended March 31, 2020 compared to $244.3 million in the same period a year earlier. The decrease of $78.5 million is primarily due to lower volumes of turnaround and refinery maintenance work. The segment gross margin was 6.5% for the nine months ended March 31, 2020 compared to 10.4% in the same period last year. The fiscal 2020 segment gross margin was negatively impacted by lower volumes, which led to the under recovery of construction overhead costs. Fiscal 2020 segment gross margin was also negatively impacted by a lower than previously expected margin on a capital project due to purchased equipment that was found to be under performing during start-up and commissioning.
Storage Solutions
Revenue for the Storage Solutions segment was $436.6 million in the nine months ended March 31, 2020 compared to $372.9 million in the same period a year earlier. The increase in segment revenue is primarily a result of increased tank and terminal construction work and higher levels of work in Canada. The segment gross margin was 13.5% in the nine months ended March 31, 2020 and 9.5% in the nine months ended March 31, 2019. The fiscal 2020 segment gross margin was positively impacted by strong project execution on large capital projects. For the first and second quarters of fiscal 2019, gross margin was negatively impacted by the wind down of lower margin work awarded in a highly competitive environment and lower than previously forecasted margins on a limited number of those projects.
Industrial
Revenue for the Industrial segment was $212.7 million in the nine months ended March 31, 2020 compared to $237.2 million in the same period a year earlier. The decrease in revenue is primarily attributable to reduced volumes of iron and steel maintenance spending due to our decision to exit the domestic iron and steel industry, and lower volumes of thermal vacuum chamber work. The segment gross margin was 7.2% in the nine months ended March 31, 2020 compared to 6.0% in the same period a year earlier. The fiscal 2020 segment gross margin was positively impacted by good project execution on both capital and repair and maintenance projects in the first and second quarters. The fiscal 2019 segment gross margin was negatively impacted by a lower than previously forecasted margin on a thermal vacuum chamber project and a high volume of lower margin iron and steel work.
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

The following table provides a summary of changes in our backlog for the three months ended March 31, 2020:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of December 31, 2019	$55,429	$156,650	$603,604	$56,552	$872,235
Project awards	15,081	34,612	60,625	2,995	113,313
Project cancellations(1)	—	(6,671)	—	(3,494)	(10,165)
Revenue recognized	(28,411)	(52,313)	(143,746)	(23,857)	(248,327)
Backlog as of March 31, 2020	$42,099	$132,278	$520,483	$32,196	$727,056
Book-to-bill ratio(2)	0.5	0.7	0.4	0.1	0.5

(1)
Cancellations in the Industrial segment were due to transferring $3.5 million of our remaining iron and steel work to another contractor following the final wind-down of our domestic iron and steel maintenance business. Cancellations totaling $6.7 million in the Oil, Gas and Chemical segment consist of turnaround work transferred to a local contractor as a result of COVID-19 precautions.

(2)	Calculated by dividing project awards by revenue recognized during the period.

The following table provides a summary of changes in our backlog for the nine months ended March 31, 2020:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2019	$73,883	$134,563	$641,295	$248,608	$1,098,349
Project awards	58,189	170,221	315,770	88,103	632,283
Project cancellations(1)	—	(6,671)	—	(91,804)	(98,475)
Revenue recognized	(89,973)	(165,835)	(436,582)	(212,711)	(905,101)
Backlog as of March 31, 2020	$42,099	$132,278	$520,483	$32,196	$727,056
Book-to-bill ratio(2)	0.6	1.0	0.7	0.4	0.7

(1)
Primarily related to the deterioration of our relationship with a key customer in the iron and steel industry and the subsequent cancellations of work and the cancellation of a coke battery project in Canada during the second quarter totaling $88.3 million. Subsequent cancellations in the third quarter were due to transferring $3.5 million of our remaining iron and steel work to another contractor following the final wind-down of our domestic iron and steel maintenance business. Cancellations in the Oil, Gas and Chemical segment consist of $6.7 million of turnaround work transferred to a local contractor as a result of COVID-19 precautions.

(2)	Calculated by dividing project awards by revenue recognized during the period.
Due to the impact of the COVID-19 pandemic and the resulting reduction in the price of crude oil, our customers have become cautious with their spending levels. Therefore, we have seen deferrals in award dates across the business and lengthening award cycles. In the Oil Gas & Chemical segment, we saw a shift in the timing of turnarounds. The updated start dates on many of the delayed activities is uncertain and will depend on the needs of our clients, safety guidelines, and the market. Key opportunities, including a medium-scale LNG terminal, a crude terminal and LNG peak shaving project continue to advance.
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
Non-GAAP Financial Measure

Adjusted EBITDA

We have presented Adjusted EBITDA, which we define as net income (loss) before impairment of goodwill and other intangible assets, restructuring costs, interest expense, income taxes, depreciation and amortization, because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Consolidated Statements of Income entitled “Net income (loss)” is the most directly comparable GAAP measure to Adjusted EBITDA. Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. Adjusted EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not a measure of our ability to fund our cash needs. As Adjusted EBITDA excludes certain financial information compared with net income (loss), the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, Adjusted EBITDA, has certain material limitations as follows:

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

•
It does not include restructuring costs. Restructuring costs represent material costs that were incurred by the company and are oftentimes cash expenses. Therefore, any measure that excludes restructuring costs has material limitations.

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

A reconciliation of Adjusted EBITDA to net income (loss) follows:

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
	(In thousands)
Net income (loss)	$(5,495)	$8,933	$(27,352)	$15,170
Goodwill and other intangible asset impairment	—	—	38,515	—
Restructuring costs	6,559	—	6,559	—
Interest expense	398	301	1,231	954
Provision (benefit) for income taxes	(1,114)	3,925	(1,705)	5,862
Depreciation and amortization	4,686	4,497	14,388	13,623
Adjusted EBITDA	$5,034	$17,656	$31,636	$35,609

LIQUIDITY AND CAPITAL RESOURCES
Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity as of March 31, 2020 were cash and cash equivalents on hand, capacity under our senior secured revolving credit facility and cash and cash equivalents generated from operations before consideration of changes in working capital. Cash and cash equivalents on hand at March 31, 2020 totaled $87.5 million and availability under the senior secured revolving credit facility totaled $128.8 million resulting in available liquidity of $216.3 million as of March 31, 2020.
There is significant uncertainty regarding the near and intermediate-term business impacts from the COVID-19 pandemic and the significant decline in the price of crude oil during the quarter. These uncertainties have resulted in lowered revenue expectations for the remainder of fiscal 2020 and fiscal 2021. However, the Company entered this environment with a strong balance sheet and liquidity, which it expects to be sufficient to support its near- to intermediate-term needs. The Company is taking appropriate steps to preserve its financial position by:

•	restructuring the business to right-size the cost structure to the lower revenue volumes expected in the near to intermediate-term;

•	eliminating all non-critical capital expenditures for at least the remainder of fiscal 2020 and early fiscal 2021; and

•	suspending share repurchases until further notice.
The Company expects to save approximately $40.0 million in annual operating costs as a result of these actions. Approximately $12.0 million of the reductions are related to SG&A and approximately $28.0 million are related to construction overhead activities.
The following table provides a summary of changes in our liquidity for the three months ended March 31, 2020 (in thousands):

Liquidity as of December 31, 2019	$276,498
Net decrease in cash and cash equivalents	(22,992)
Increase in credit facility capacity constraint	(41,385)
Decrease in net borrowings on credit facility	5,059
Increase in letters of credit outstanding	(1,706)
Foreign currency translation of outstanding borrowings	870
Liquidity as of March 31, 2020	$216,344

The following table provides a summary of changes in our liquidity for the nine months ended March 31, 2020 (in thousands):

Liquidity as of June 30, 2019	$241,898
Net decrease in cash and cash equivalents	(2,212)
Increase in credit facility capacity constraint	(12,606)
Increase in net borrowings on credit facility	(4,210)
Increase in letters of credit outstanding	(7,195)
Foreign currency translation of outstanding borrowings	669
Liquidity as of March 31, 2020	$216,344
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
Factors that routinely impact our short-term liquidity and may impact our long-term liquidity include, but are not limited to:

•
Changes in costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs due to contract terms that determine the timing of billings to customers and the collection of those billings:

•	Some cost plus and fixed price customer contracts are billed based on milestones which may require us to incur significant expenditures prior to collections from our customers.

•	Some fixed price customer contracts allow for significant upfront billings at the beginning of a project, which temporarily increases liquidity near term.

•	Time and material contracts are normally billed in arrears. Therefore, we are routinely required to carry these costs until they can be billed and collected.

•	Some of our large construction projects may require security in the form of letters of credit or significant retentions. The timing of collection of retentions is often uncertain.

•	Other changes in working capital.

•	Capital expenditures.
Other factors that may impact both short and long-term liquidity include:

•	Acquisitions and disposals of businesses.

•	Strategic investments in new operations.

•	Purchases of shares under our stock buyback program.

•	Contract disputes, which can be significant.

•	Collection issues, including those caused by weak commodity prices, economic slowdowns or other factors which can lead to credit deterioration of our customers.

•	Capacity constraints under our senior secured revolving credit facility and remaining in compliance with all covenants contained in the credit agreement.

•	Issuances of letters of credit.

Cash Flow for the Nine Months Ended March 31, 2020
Cash Flows Provided by Operating Activities
Cash provided by operating activities for the nine months ended March 31, 2020 totaled $31.5 million. The various components are as follows:

Net Cash Provided by Operating Activities
(In thousands)

Net loss	$(27,352)
Non-cash expenses	25,919
Goodwill and other intangible asset impairment	38,515
Deferred income tax	(3,091)
Cash effect of changes in working capital	(2,394)
Other	(110)
Net cash provided by operating activities	$31,487
Working capital changes at March 31, 2020 in comparison to June 30, 2019 include the following:

•
Accounts receivable, net of bad debt expense recognized during the period, decreased $7.9 million during the nine months ended March 31, 2020, which increased cash flows from operating activities. The variance is primarily attributable to the timing of billing and collections.

•
Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") decreased $39.2 million, which increased cash flows from operating activities. The decrease in CIE is primarily attributable to the timing of billings on a specific iron and steel project. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") decreased $5.1 million, which decreased cash flows from operating activities. CIE and BIE balances can experience significant fluctuations based on the timing of when job costs are incurred and the invoicing of those job costs to the customer.

•
Accounts payable and accrued expenses decreased by $50.2 million during the nine months ended March 31, 2020, which decreased cash flows from operating activities. The variance is primarily attributable to lower business volumes, the timing of vendor payments, the timing of incentive payments and other related payroll accruals.

Cash Flows Used by Investing Activities
Investing activities used $16.6 million of cash in the nine months ended March 31, 2020 primarily due to $17.7 million of capital expenditures, partially offset by $1.0 million of proceeds from other assets sales. Capital expenditures consisted of: $7.4 million for transportation equipment, $4.7 million for software and office equipment, $4.4 million for construction and fabrication equipment, and $1.2 million for facilities.
Cash Flows Used by Financing Activities
Financing activities used $16.1 million of cash in the nine months ended March 31, 2020 primarily due to stock repurchases of $17.0 million and the repurchase of $3.5 million of Company stock for payment of withholding taxes due on equity-based compensation. These uses of cash were partially offset by net borrowings of $4.2 million under the Company's Senior Secured Revolving Credit Facility.
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
The Credit Agreement includes a Leverage Ratio covenant, which provides that Consolidated Funded Indebtedness, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, or "Covenant EBITDA," over the previous four quarters. For the four quarters ended March 31, 2020, Covenant EBITDA was $64.4 million. Consolidated Funded Indebtedness at March 31, 2020 was $64.2 million.
Covenant EBITDA differs from Adjusted EBITDA, as reported under "Results of Operations - Non-GAAP Financial Measure," primarily because it permits the Company to:

•	exclude non-cash stock-based compensation expense,

•	include pro forma EBITDA of acquired businesses as if the acquisition occurred at the beginning of the previous four quarters, and

•	exclude certain other extraordinary items, as defined in the Credit Agreement.

Availability under the senior secured revolving credit facility at March 31, 2020 was as follows:

	March 31, 2020	June 30, 2019
	(In thousands)
Senior secured revolving credit facility	$300,000	$300,000
Capacity constraint due to the Leverage Ratio	106,929	94,323
Capacity under the credit facility	193,071	205,677
Letters of credit	55,342	48,147
Borrowings outstanding	8,888	5,347
Availability under the senior secured revolving credit facility	$128,841	$152,183
At March 31, 2020, the Company was in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.
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
Stock Repurchase Program and Treasury Shares
Treasury Shares
On November 6, 2018, the Board of Directors approved a stock buyback program (the "November 2018 Program"), which replaced the previous program that had been in place since December 2016 and was set to expire in December 2018. Under the November 2018 Program, the Company may repurchase common stock up to a maximum of $30.0 million per calendar year provided that the aggregate number of shares repurchased may not exceed 10%, or approximately 2.7 million, of the Company's shares outstanding as of November 6, 2018. The Company may repurchase its stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and is not obligated to purchase any shares. The November 2018 Program will continue unless and until it is modified or revoked by the Board of Directors. The Company repurchased 547,606 shares for $7.1 million during the three months ended March 31, 2020 and repurchased 1,047,606 shares for $17.0 million during the nine months ended March 31, 2020. There were 1,349,037 shares available for repurchase under the November 2018 Program as of March 31, 2020. In order to maintain its strong financial position in the current environment, the Company suspended all share repurchases beginning in early March 2020.
The Company had 1,756,862 treasury shares as of March 31, 2020 and intends to utilize these treasury shares in connection with equity awards under the Company’s stock incentive plans and for sales to the Employee Stock Purchase Plan.

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
These forward-looking statements include, among others, such things as:

•	our ability to generate sufficient cash from operations, access our credit facility, or raise cash in order to meet our short and long-term capital requirements;

•	our expectations with respect to the likelihood of a future impairment;

•	the impact to our business of changes in crude oil, natural gas and other commodity prices;

•	the impact to our business of the COVID-19 pandemic;

•	amounts and nature of future revenues and margins from each of our segments;

•	trends in the industries we serve;

•	the likely impact of new or existing regulations or market forces on the demand for our services;

•	expansion and other trends of the industries we serve; and

•	our ability to comply with the covenants in our credit agreement.

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

•
economic, market or business conditions in general (including the length and severity of the current economic slowdown) and in the oil, natural gas, power, iron and steel, agricultural and mining industries in particular;

•	the under-utilization of our work force;

•	delays in the commencement of major projects, whether due to COVID-19 concerns, permitting issues or other factors;

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2020.
Due to the COVID-19 pandemic, most of the Company's office staff transitioned to remote working environments by March 31, 2020 and remains in that environment through the date of this filing. The Company has assessed the impact of this working arrangement on its internal controls over financial reporting and has determined that, while the manner in which some controls are being performed has changed to accommodate remote work, none of the control activities have changed in substance and the controls are operating effectively. There have been no other changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended March 31, 2020.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to a number of legal proceedings. We believe that the nature and number of these proceedings are typical for a company of our size engaged in our type of business and that none of these proceedings will result in a material effect on our business, results of operations, financial condition, cash flows or liquidity.
Item 1A. Risk Factors
We have identified the following Risk Factor, which should be considered along with the Risk Factors reported in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Except as set forth below, there have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
The recent COVID-19 pandemic and related economic repercussions have had, and are expected to continue to have, a significant impact on our business, and depending on the duration of the pandemic and its effect on the oil and gas and other industries, could have a material adverse effect on our business, liquidity, results of operations and financial condition.
The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the industries we serve. These events have directly affected our business and have exacerbated the potential negative impact from many of the risks described in our Form 10-K for the year ended June 30, 2019, including those relating to our customers’ capital spending and trends in oil and natural gas prices.
Given the nature and significance of the events described above, we are not able to enumerate all potential risks to our business; however, we believe that in addition to the impacts described above, other potential impacts of these recent events include, but are not limited to:

•	potential disruption to our supply chain for raw materials essential to our business;

•	notices from customers, suppliers and other third parties arguing that their non-performance under our contracts with them is permitted as a result of force majeure or other reasons;

•	liquidity challenges, including impacts related to delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies;

•	a need to preserve liquidity, which could result in a delay or change in our capital investment plan;

•	cybersecurity issues, as digital technologies may become more vulnerable and experience a higher rate of cyberattacks in the current environment of remote connectivity;

•	litigation risk and possible loss contingencies related to COVID-19 and its impact, including with respect to commercial contracts, employee matters and insurance arrangements;

•	reduction of our workforce to adjust to market conditions, including severance payments, retention issues, and an inability to hire employees when market conditions improve;

•	costs associated with rationalization of our portfolio of real estate facilities, including exit of leases and facility closures to align with expected activity and workforce capacity;

•	additional asset impairments, including an impairment of the carrying value of our goodwill, along with other accounting charges as demand for our services and products decreases;

•	infections and quarantining of our employees and the personnel of our customers, suppliers and other third parties in areas in which we operate;

•
changes in the regulation of the production of hydrocarbons, such as the imposition of limitations on the production of oil and gas by states or other jurisdictions, that may result in additional limits on demand for capital projects and our maintenance services;

•	actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects; and

•	a structural shift in the global economy as a result of changes in the way people work, travel and interact, or in connection with a global recession.
Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist, the full extent of the impact they will have on our business, financial condition, results of operations or cash flows or the pace or extent of any subsequent recovery.
The confluence of events described above may have a significant impact on our business, and depending on the duration of the pandemic and its effect on the industries we serve, could have, a material adverse effect on our business, liquidity, consolidated results of operations and consolidated financial condition. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Operational Update.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information with respect to purchases made by the Company of its common stock during the third quarter of fiscal year 2020.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (C)
January 1 to January 31, 2020
Share Repurchase Program (A)	—	$—	—	1,896,643
Employee Transactions (B)	850	$21.86	—	—
February 1 to February 29, 2020
Share Repurchase Program (A)	247,687	$14.32	—	1,648,956
Employee Transactions (B)	—	$—	—	—
March 1 to March 31, 2020
Share Repurchase Program (A)	299,919	$11.95	—	1,349,037
Employee Transactions (B)	758	$9.06	—	—

(A)	Represents shares purchased under our stock buyback program.

(B)	Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.

(C)
As described under the caption “Stock Repurchase Program and Treasury Shares” in the Liquidity and Capital Resources section of Part I, Item 2 of this Form 10-Q, on November 6, 2018, the Board of Directors approved a stock buyback program (the “November 2018 Program”), which replaced the December 2016 Program. Under the November 2018 Program, the Company may repurchase common stock up to a maximum of $30.0 million per calendar year provided that the aggregate number of shares repurchased may not exceed 10%, or approximately 2.7 million, of the Company's shares outstanding as of November 6, 2018. The Company may repurchase its stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and is not obligated to purchase any shares. The November 2018 Program will continue unless and until it is modified or revoked by the Board of Directors. In order to maintain its strong financial position in the current environment, the Company suspended all share repurchases beginning in early March 2020.

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

Exhibit No.	Description

Exhibit 10.1:	Separation Agreement and Release (filed as Exhibit 10.1 to our current report on Form 8-K filed on April 3, 2020 and incorporated by reference herein).

Exhibit 10.2:	Consulting Services Agreement (filed as Exhibit 10.2 to our current report on Form 8-K filed on April 3, 2020 and incorporated by reference herein).

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Exhibit 95:	Mine Safety Disclosure.

Exhibit 101.INS:	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH:	XBRL Taxonomy Schema Document.

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date:	May 7, 2020	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer