Form 10-K
period 2020-06-30
MATRIX SERVICE CO
filed 2020-09-03
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2020
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to
Commission File No. 001-15461
MATRIX SERVICE COMPANY
(Exact name of registrant as specified in its charter)

Delaware		73-1352174
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

5100 E. Skelly Drive,	Suite 500	74135
Tulsa,	Oklahoma
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s telephone number, including area code: (918) 838-8822
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MTRX	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $599 million.
The number of shares of the registrant’s common stock outstanding as of September 1, 2020 was 26,460,196 shares.
Documents Incorporated by Reference
Certain sections of the registrant's definitive proxy statement relating to the registrant's 2020 annual meeting of stockholders, which definitive proxy statement will be filed within 120 days of the end of the registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.

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
These forward-looking statements include, among others, such things as:
•our ability to generate sufficient cash from operations, access our credit facility, or raise cash in order to meet our short and long-term capital requirements;
•the impact to our business of changes in crude oil, natural gas and other commodity prices;
•the impact to our business of the COVID-19 pandemic;
•amounts and nature of future revenue and margins from each of our segments;
•trends in the industries we serve;
•the likely impact of new or existing regulations or market forces on the demand for our services;
•our expectations with respect to the likelihood of a future impairment;
•expansion and other trends of the industries we serve; and
•our ability to comply with the covenants in our credit agreement.
These statements are based on certain assumptions and analyses we made in light of our experience and our historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:
•the risk factors discussed in Item 1A of this Annual Report and listed from time to time in our filings with the Securities and Exchange Commission;
•economic, market or business conditions in general (including the length and severity of the current economic slowdown) and in the oil, natural gas, power, agricultural and mining industries in particular;
•the transition to renewable energy sources and its impact on our current customer base;
•the under- or over-utilization of our work force;
•delays in the commencement or progression of major projects, whether due to COVID-19 concerns, permitting issues or other factors;
•reduced creditworthiness of our customer base and the higher risk of non-payment of receivables due to volatility of crude oil, natural gas, and other commodity prices to which our customers' businesses are affected;
•the inherently uncertain outcome of current and future litigation;
•the adequacy of our reserves for claims and contingencies;
•changes in laws or regulations, including the imposition, cancellation or delay of tariffs on imported goods; and
•other factors, many of which are beyond our control.

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
We believe we have an obligation to better the world in which we live and work – to do today’s work in a manner that advances and protects tomorrow’s world for future generations. Across the ideals of environmental stewardship, social responsibility, and governance, we are committed to ensuring our business strategies, policies, and practices align with sustainability goals where we can have the greatest impact globally and in our own local communities. We are committed to fulfilling our purpose today by safely engineering, constructing, and maintaining essential infrastructure that provides a better, brighter future for tomorrow.
WEBSITE ACCESS TO REPORTS
Our public website is matrixservicecompany.com. We make available free of charge through the "Investor Relations" section of our website our annual reports to stockholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Any materials we file with or furnish to the SEC are also maintained on the SEC website (sec.gov).
The information contained on our website, or available by hyperlink from our website, is not incorporated into this Form 10-K or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included on our website in the "Investor Relations" section. Investors should monitor such portions of our website for press releases, investor presentations, SEC filings and public conference calls and webcasts.
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
OPERATING SEGMENTS
In fiscal 2020, we operated our business through four reportable segments: Electrical Infrastructure; Oil Gas & Chemical; Storage Solutions; and Industrial.
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

The Oil Gas & Chemical segment serves customers primarily in the downstream and midstream petroleum industries who are engaged in refining crude oil and processing, fractionating, and marketing of natural gas and natural gas liquids. We also perform work in the petrochemical, and sulfur extraction, recovery and processing markets. Our services include plant maintenance, turnarounds, engineering and capital construction. We also offer industrial cleaning services, including hydro-blasting, hydro-excavating, advanced chemical cleaning and vacuum services.
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
Due to changing markets facing our clients and to better align the financial reporting of the Company with our long-term strategic growth areas, we are changing our reporting segments. Beginning in fiscal 2021, the Company’s financial results will be reported under the following three segments: Utility and Power Infrastructure; Process and Industrial Facilities; and Storage and Terminal Solutions. The services provided by each of these segments is described below.
The Utility and Power Infrastructure segment includes services provided in power delivery and power generation, as well as natural gas utility peak shaving. This segment is similar to the former Electrical Infrastructure segment described above, but includes natural gas utility peak shaving facilities that have been historically reported in the Storage Solutions segment.
The Process and Industrial Facilities segment includes engineering, maintenance, turnarounds and capital projects for the refining, chemical and petrochemical industries; midstream natural gas processing; other industrial processing facilities including biofuels, fertilizer, and sulfur; mining and minerals infrastructure; and thermal vacuum chambers. This segment is similar to the former Oil Gas & Chemical segment described above, but includes mining and minerals, thermal vacuum chambers, and work in other industrial facilities which were historically reported in the Industrial segment.
The Storage and Terminal Solutions segment includes engineering, construction, maintenance and repair for aboveground storage tanks and terminals; LNG facilities for import/export fueling and bunkering; NGL and other specialty vessels; aboveground storage tank products; and other renewable energy storage and terminal solutions. This segment is similar to the former Storage Solutions segment described above, but does not include the natural gas utility peak shaving facilities, which will be reported as part of the Utility and Power Infrastructure segment.
OTHER BUSINESS MATTERS
Customers and Marketing
The Company provided services to approximately 500 customers in fiscal 2020. Most of our revenue comes from long-term customer relationships. None of our customers individually accounted for more than 10% of our consolidated revenue in fiscal 2020. However, within our operating segments we do have customer concentrations of varying degrees. See Part II, Item 8. Financial Statement and Supplementary Data, Note 13 - Segment Information for more information about concentration of revenue by segment.
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

Backlog
We define backlog as the total dollar amount of revenue that we expect to recognize as a result of performing work that has been awarded to us through a signed contract, limited notice to proceed or other type of assurance that we consider firm. The following arrangements are considered firm:
•fixed-price awards;
•minimum customer commitments on cost plus arrangements; and
•certain time and material arrangements in which the estimated value is firm or can be estimated with a reasonable amount of certainty in both timing and amounts.
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
The following table provides a summary of changes in our backlog in fiscal 2020:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Backlog as of June 30, 2019	$73,883	$134,563	$641,295	$248,608	$1,098,349
Project awards	73,544	194,013	494,608	97,364	859,529
Project cancellations(1)	—	(6,671)	—	(91,804)	(98,475)
Revenue recognized	(112,890)	(200,950)	(559,199)	(227,899)	(1,100,938)
Backlog as of June 30, 2020	$34,537	$120,955	$576,704	$26,269	$758,465
Book-to-bill ratio(2)	0.7	1.0	0.9	0.4	0.8

(1)Industrial cancellations related to the deterioration of our relationship with a key customer in the iron and steel industry and the subsequent cancellation of work, the cancellation of a coke battery project in Canada, and cancellation of work due to the final wind-down of our domestic iron and steel maintenance business following our strategic decision to exit the business. Cancellations in the Oil Gas & Chemical segment consist of turnaround work transferred to a local contractor as a result of COVID-19 precautions.
(2)Calculated by dividing project awards by revenue recognized.

Due to the impact of the COVID-19 pandemic and current market uncertainty, our customers have remained cautious with their spending levels. Therefore, we have seen deferrals in award dates across the business and lengthening award cycles. In the Oil Gas & Chemical segment, we saw a shift in the timing of turnarounds and lower levels of maintenance work. The updated start dates on many of the delayed activities is uncertain and will depend on the needs of our clients, safety guidelines, and the market. See Item 1A, Risk Factors Related to our Business, for more information about the risks we face as a result of the COVID-19 pandemic.
Project awards in all segments are cyclical and are typically the result of a sales process that can take several months to complete. Backlog volatility may increase for some segments from time to time when individual project awards are less frequent, but more significant. We expect to recognize approximately 72% of our total backlog reported as of June 30, 2020 as revenue within fiscal 2021.
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
Our overhead cost structure is generally fixed. Significant fluctuations in revenue volumes usually leads to over or under recovery of fixed overhead costs, which can have a material impact on our gross margin and profitability.
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
Employees
As of June 30, 2020, the Company had approximately 2,900 employees of which approximately 850 were employed in non-field positions and 2,050 were employed in field or shop positions. The number of employees varies significantly throughout the year because of the number, type and size of projects we have in progress at any particular time. The Covid-19 pandemic has negatively impacted the volume of our work and as a result, the number of employees is significantly lower than in normal periods where employee counts can range from 4,000 to 5,000.
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
Environmental
We believe we have an obligation to better the world in which we live and work – to do today’s work in a manner that advances and protects tomorrow’s world for future generations. Across our organization, from our project sites to our offices, the Company is committed to environmental stewardship and to continuously seeking better, more sustainable ways to perform our work in existing and new markets, including renewables.
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

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the industries we serve. These events have directly affected our business and have exacerbated the potential negative impact from many of the other risk factors described in this section, including those relating to our customers’ capital spending and trends in oil and natural gas prices.

Given the nature and significance of the events described above, we are not able to enumerate all potential risks to our business; however, we believe potential impacts of these recent events include, but are not limited to:

•potential disruption to our supply chain for raw materials essential to our business;

•notices from customers, suppliers and other third parties arguing that their non-performance under our contracts with them is permitted as a result of force majeure or other reasons;

•liquidity challenges, including impacts related to delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies;

•a need to preserve liquidity, which could result in a delay or change in our capital investment plan;

•cybersecurity issues, as digital technologies may become more vulnerable and experience a higher rate of cyberattacks in the current environment of remote connectivity;

•litigation risk and possible loss contingencies related to COVID-19 and its impact, including with respect to commercial contracts, employee matters and insurance arrangements;

•reduction of our workforce to adjust to market conditions, including severance payments, retention issues, and an inability to hire employees when market conditions improve;

•costs associated with rationalization of our portfolio of real estate facilities, including exit of leases and facility closures to align with expected activity and workforce capacity;

•additional asset impairments, including an impairment of the carrying value of our goodwill or other intangible assets, along with other accounting charges as demand for our services and products decreases;

•infections and quarantining of our employees and the personnel of our customers, suppliers and other third parties in areas in which we operate;

•actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects; and

•a structural shift in the global economy as a result of changes in the way people work, travel and interact, or in connection with a global recession.
Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist, the full extent of the impact they will have on our business, financial condition, results of operations or cash flows or the pace or extent of any subsequent recovery.

The confluence of events described above may have a significant impact on our business, and depending on the duration of the pandemic and its effect on the industries we serve, could have, a material adverse effect on our business, liquidity, consolidated results of operations and consolidated financial condition. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations - Operational Update.”
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
The extent to which we utilize our workforce affects our profitability. If we under utilize our workforce, our project gross margins and overall profitability suffer in the short-term. If we over utilize our workforce, we may negatively impact safety, employee satisfaction and project execution, which could result in a decline in future project awards. The utilization of our workforce is impacted by numerous factors including:
•our estimate of the headcount requirements for various operating units based upon our forecast of the demand for our products and services;
•our ability to maintain our talent base and manage attrition;
•productivity;
•our ability to schedule our portfolio of projects to efficiently utilize our employees and minimize downtime between project assignments; and
•our need to invest time and resources into functions such as training, business development, employee recruiting, and sales that are not chargeable to customer projects.
An inability to attract and retain qualified personnel, and in particular, engineers, project managers, and skilled craft workers, could impact our ability to perform on our contracts, which could harm our business and impair our future revenue and profitability.
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

Our project managers are involved in most aspects of contracting and contract execution including:
•supervising the bidding process, including providing estimates of significant cost components, such as material and equipment needs, and the size, productivity and composition of the workforce;
•negotiating contracts;
•supervising project performance, including performance by our employees, subcontractors and other third-party suppliers and vendors;
•estimating costs for completion of contracts that is used to estimate amounts that can be reported as revenue and earnings on the contract under the percentage-of-completion method of accounting;
•negotiating requests for change orders and the final terms of approved change orders; and
•determining and documenting claims by us for increased costs incurred due to the failure of customers, subcontractors and other third-party suppliers of equipment and materials to perform on a timely basis and in accordance with contract terms.
Our results of operations depend upon the award of new contracts and the timing of those awards.
Our revenue is derived primarily from contracts awarded on a project-by-project basis. Generally, it is difficult to predict whether and when we will be awarded a new contract due to lengthy and complex bidding and selection processes, changes in existing or forecasted market conditions, customers' access to financing, governmental regulations, permitting and environmental matters. Because our revenue are derived from contract awards, our results of operations and cash flows can fluctuate materially from period to period.
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
The availability of engineering and construction projects is dependent upon economic conditions in the oil, gas, petrochemical, industrial, and power industries, and specifically, the level of capital expenditures on energy infrastructure. A prolonged period of relatively low commodity prices in North America has had an adverse impact on the level of capital expenditures of our customers and/or their ability to finance these expenditures. Our failure to obtain projects, the delay of project awards, the cancellation of projects or delays in the execution of contracts has resulted and may continue to result in under-utilization of our resources, which could adversely impact our revenue, margins, operating results and cash flow. There are numerous factors beyond our control that influence the level of maintenance and capital expenditures of our customers, including:
•current or projected commodity prices, including oil, gas, power and mineral prices;
•refining margins;
•the demand for oil, gas and electricity;
•the ability of oil, gas, industrial and power companies to generate, access and deploy capital;
•exploration, production and transportation costs;
•interest rates;

•tax incentives, including those for alternative energy projects;
•regulatory restraints on the rates that power companies may charge their customers; and
•local, national and international political and economic conditions.
Our revenue and profitability may be adversely affected by a reduced level of activity in the hydrocarbon industry.
In recent years, demand from the worldwide hydrocarbon industry has been a significant generator of our revenue. Numerous factors influence capital expenditure decisions in the hydrocarbon industry, including, but not limited to, the following:
•current and projected oil and gas prices;
•exploration, extraction, production and transportation costs;
•refining margins;
•the discovery rate, size and location of new oil and gas reserves;
•technological challenges and advances;
•ability to export hydrocarbon products;
•demand for hydrocarbon production;
•competition from alternative energy sources, including wind and solar; and
•changing taxes, price controls, and laws and regulations.
The aforementioned factors are beyond our control and could have a material adverse effect on our results of operations and on our financial position or cash flow.
The volume of storage related projects are influenced by the overall forward market for crude oil, and certain market conditions may adversely affect financial and operating results.
Our results may be influenced by the overall forward market for crude oil. A “contango” market (meaning that the price of crude oil for future delivery is higher than the current price) is associated with greater demand for crude oil storage capacity, because a party can simultaneously purchase crude oil at current prices for storage and sell at higher prices for future delivery. A “backwardated” market (meaning that the price of crude oil for future delivery is lower than the current price) is associated with lower demand for crude oil storage capacity, because a party can capture a premium for prompt delivery of crude oil rather than storing it for future sale. A prolonged backwardated market or other adverse market conditions could have an adverse impact on demand for new storage related construction. Finally, higher absolute levels of crude oil prices increase the costs of financing and insuring crude oil in storage, which negatively affects storage economics. As a result, the overall forward market for crude oil may have an adverse effect on our business, results of operations and financial condition.
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
Our revenue are recognized using the percentage-of-completion method of accounting. Under percentage-of-completion accounting, contract revenue and earnings are recognized ratably over the contract term based on the proportion of actual costs incurred to total estimated costs. In addition, some contracts contain penalty provisions for failure to achieve certain milestones, schedules or performance standards. We review our estimates of contract revenue, costs and profitability on a monthly basis. As a result, we may adjust our estimates on one or more occasions as a result of changes in cost estimates, change orders to the original contract, or claims against the customer for increased costs incurred by us due to customer-induced delays and other factors.
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
To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions, as of the date of the financial statements, which affect the reported values of assets, liabilities, revenue and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimation by our management include:

•contract costs and application of percentage-of-completion accounting;
•provisions for uncollectible receivables from customers for invoiced amounts;
•the amount and collectibility of unpriced change orders and claims against customers;
•provisions for income taxes and related valuation allowances;
•recoverability of goodwill and intangible assets;

•valuation of assets acquired and liabilities assumed in connection with business combinations; and
•accruals for estimated liabilities, including litigation and insurance reserves.
Our actual results could materially differ from these estimates.
Domestic and Foreign trade tariffs could raise the price and reduce the availability of raw materials to us, which could negatively impact our operating results and financial condition.
Domestic and foreign trade tariffs could raise the price and reduce the availability of raw materials such as steel plate and steel pipe, which are key materials used by us. Supplies of these materials are available throughout the United States and globally from numerous sources. We anticipate that adequate amounts of these materials will be available in the foreseeable future. However, if trade tariffs should significantly impact the price and availability of these materials, we could experience lower gross margins, operational inefficiencies and project delays.
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
We may not be able to successfully integrate our acquisitions, which could adversely impact our business.
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
One or more customers have in the past and may in the future contribute a material portion of our revenue in any one year. Because these significant customers generally contract with us for specific projects or for specific periods of time, we may lose these customers from year to year as the projects or maintenance contracts are completed. The loss of business from any one of these customers could have a material adverse effect on our business or results of operations.
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

We are susceptible to severe weather conditions as a result of climate change or otherwise, which may harm our business and financial results.
Our business may be adversely affected by severe weather in areas where we have significant operations. Repercussions of severe weather conditions may include:
•curtailment of services;
•suspension of operations;
•inability to meet performance schedules in accordance with contracts and potential liability for liquidated damages;
•injuries or fatalities;
•weather related damage to our facilities;
•disruption of information systems;
•inability to receive machinery, equipment and materials at jobsites; and
•loss of productivity.
The frequency and severity of severe weather conditions may be enhanced by present and future changes to our climate.
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
Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. We perform annual goodwill impairment reviews in the fourth quarter of every fiscal year. In addition, we perform an impairment review whenever events or changes in circumstances indicate the carrying value of goodwill or an intangible or fixed asset may not be recoverable. In fiscal 2020, we had $40.0 million of goodwill and other intangible asset impairments, of which $1.5 million was reported as restructuring costs. As of June 30, 2020, we had $8.8 million of amortizing intangible assets and $60.4 million of non-amortizing goodwill representing 1.7% and 11.7% of our total assets, respectively.
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
Employee, subcontractor or partner misconduct or our overall failure to comply with laws or regulations could harm our reputation, damage our relationships with customers, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.
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

Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, harm our reputation, damage our relationships with customers, reduce our revenue and profits and subject us to criminal and civil enforcement actions.
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

Any security breach resulting in the unauthorized use or disclosure of certain personal information could put individuals at risk of identity theft and financial or other harm and result in costs to the Company in investigation, remediation, legal defense and in liability to parties who are financially harmed. We may incur significant costs to protect against the threat of information security breaches or to respond to or alleviate problems caused by such breaches. For example, laws may require notification to regulators, clients or employees and enlisting credit monitoring or identity theft protection in the event of a privacy breach. A cybersecurity attack could also be directed at our systems and result in interruptions in our operations or delivery of services to our clients and their customers. Furthermore, a material security breach could cause us to lose revenue, lose clients or cause damage to our reputation.
To reduce organizational risk from cybersecurity threats, the Company has undertaken several initiatives in recent years. We strengthened our identity and access management capabilities by requiring multi-factor authentication, increased the threat detection efficiencies within our security information and event management capacity, and completed projects designed to reduce our organization's external attack surface. In addition, in the area of security awareness and training, we have updated our foundational curriculum, established mandatory recurring training requirements, and commenced periodic phishing campaign assessments.
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
The market price of our common stock may change significantly in response to various factors and events beyond our control, including the following:
•the risk factors described in this Item 1A;
•general conditions in our customers’ industries;
•general conditions in the security markets;
•the significant concentration of ownership of our common stock in the hands of a small number of institutional investors;
•a shortfall in operating revenue or net income from that expected by securities analysts and investors; and
•changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry.
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
An activist investor may indicate disagreement with our strategic direction or capital allocation policies and may seek representation on our Board of Directors. Our business, operating results or financial condition could be adversely affected and may result in, among other things:

•increased operating costs, including increased legal expenses, insurance, administrative expenses and associated costs incurred in connection with director election contests;
•uncertainties as to our future direction, which could result in the loss of potential business opportunities and could make it more difficult to attract, retain, or motivate qualified personnel, and strain relationships with investors and customers; and
•reduction or delay in our ability to effectively execute our current business strategy and to implement new strategies.
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

(1)Certain facilities were constructed by the Company on land acquired through ground leases with renewal options.

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
Our common stock trades on the NASDAQ Global Select Market under the trading symbol "MTRX". Substantially all of our stockholders maintain their shares in "street name" accounts and are not individually stockholders of record. As of July 31, 2020, there were 19 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
Our Credit Agreement limits the Company's purchases of its equity securities to $30.0 million in any calendar year. The table below sets forth the information with respect to purchases made by the Company of its common stock during the fourth quarter of the fiscal year ended June 30, 2020:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (C)
April 1 to April 30, 2020
Share Repurchase Program (A)	—	—	—	1,349,037
Employee Transactions (B)	—	—	—
May 1 to May 31, 2020
Share Repurchase Program (A)	—	—	—	1,349,037
Employee Transactions (B)	—	—	—
June 1 to June 30, 2020
Share Repurchase Program (A)	—	—	—	1,349,037
Employee Transactions (B)	733	9.26	—

(A)Represents shares purchased under our stock buyback program.
(B)Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.
(C)On November 6, 2018, the Board of Directors approved a new stock buyback program (the “November 2018 Program”), which replaced the December 2016 Program. Under the November 2018 Program, the Company may repurchase common stock of the Company up to a maximum of $30.0 million per calendar year provided that the aggregate number of shares repurchased may not exceed 10%, or approximately 2.7 million, of the Company's shares outstanding as of November 6, 2018. The November 2018 Program will continue unless and until it is modified or revoked by the Board of Directors.

Performance Graph
The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares, for the period from June 30, 2015 to June 30, 2020, the cumulative stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Index and the S&P Construction & Engineering Index. The graph below assumes an investment of $100 (with reinvestment of all dividends) in our common stock, the NASDAQ Composite Index and the S&P Construction & Engineering Index on June 30, 2015 and tracks their relative performance through June 30, 2020. The stock price performance reflected in the following graph is not necessarily indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Matrix Service Company, the NASDAQ Composite Index
and the S&P Construction & Engineering Index

$250
$200
$150
$100
$50
$0
6/15
6/16
6/17
6/18
6/19
6/20
Matrix Service Company
NASDAQ Composite
S&P Construction & Engineering

*$100 invested on 6/30/15 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Copyright© 2020 Standard & Poor's, a division of S&P Global. All rights reserved.

	June 30,
	2015	2016	2017	2018	2019	2020
Matrix Service Company	$100.00	$90.21	$51.15	$100.38	$110.83	$53.17
NASDAQ Composite	$100.00	$98.32	$126.14	$155.91	$168.04	$213.32
S&P Construction & Engineering	$100.00	$97.70	$107.80	$118.42	$123.78	$125.74

Item 6. Selected Financial Data

Selected Financial Data
(In thousands, except percentages and per share data)

	Fiscal Years Ended
	June 30, 2020	June 30, 2019	June 30, 2018	June 30, 2017	June 30, 2016
Revenue	$1,100,938	$1,416,680	$1,091,553	$1,197,509	$1,311,917
Cost of revenue	998,762	1,284,729	999,617	1,116,506	1,185,926
Gross profit	102,176	131,951	91,936	81,003	125,991
Gross margin %	9.3%	9.3%	8.4%	6.8%	9.6%
Selling, general and administrative expenses	86,276	94,021	84,417	76,144	85,109
Selling, general and administrative %	7.8%	6.6%	7.7%	6.4%	6.5%
Intangible asset impairments and restructuring costs	52,525	—	17,998	—	—
Operating income (loss)	(36,625)	37,930	(10,479)	4,859	40,882
Operating income (loss) %	(3.3)%	2.7%	(1.0)%	0.4%	3.1%
Net income (loss)	(33,074)	27,982	(11,480)	138	25,537
Net income (loss) attributable to noncontrolling interest	—	—	—	321	(3,326)
Net income (loss) attributable to Matrix Service Company	(33,074)	27,982	(11,480)	(183)	28,863
Earnings (loss) per share-basic	(1.24)	1.04	(0.43)	(0.01)	1.09
Earnings (loss) per share-diluted	(1.24)	1.01	(0.43)	(0.01)	1.07
Working capital	159,213	141,811	118,581	139,654	129,416
Total assets	517,310	633,394	558,033	586,030	564,967
Long-term debt	9,208	5,347	—	44,682	—
Capital expenditures	18,539	19,558	8,711	11,908	13,939
Cash flows provided (used) by operations	44,085	41,394	74,671	(18,746)	33,587
Backlog	758,465	1,098,349	1,218,596	682,273	868,672

Refer to the Results of Operations section included in Item 7 of this Annual Report on Form 10-K for a discussion of the operating results for the fiscal year ended 2020 in comparison to the fiscal year ended 2019.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management judgments and estimates including, in certain circumstances, choices between acceptable GAAP alternatives. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. Note 1- Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part II, Item 8 - Financial Statements and Supplementary Data in this Annual Report on Form 10-K, contains a comprehensive summary of our significant accounting policies. The following is a discussion of our most critical accounting policies, estimates, judgments and uncertainties that are inherent in our application of GAAP.

CRITICAL ACCOUNTING POLICIES
Revenue Recognition
General Information about our Contracts with Customers
Our revenue comes from contracts to provide engineering, procurement, fabrication and construction, repair and maintenance and other services. Our engineering, procurement and fabrication and construction services are usually provided in association with capital projects, which commonly are fixed price contracts and are billed based on project milestones. Our repair and maintenance services typically are cost reimbursable or time and material based contracts and are billed monthly or, for projects of short duration, at the conclusion of the project. The elapsed time from award to completion of performance may be in excess of one year for capital projects.
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

Step 5: Recognize Revenue as Performance Obligations are Satisfied
We record revenue for contracts with our customers as we satisfy the contracts' performance obligations. We recognize revenue on performance obligations associated with fixed price contracts for engineering, procurement, fabrication and construction services over time since these services create or enhance assets the customer controls as they are being created or enhanced. We measure progress of satisfying these performance obligations by using the percentage-of-completion method, which is based on costs incurred to date compared to the total estimated costs at completion, since it best depicts the transfer of control of assets being created or enhanced to the customer.
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
Change Orders
Contracts are often modified through change orders, which are changes to the agreed upon scope of work. Most of our change orders, which may be priced or unpriced, are for goods or services that are not distinct from the existing contract due to the significant integration of services provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a change order on the contract price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis. For unpriced change orders, we estimate the increase or decrease to the contract price using the variable consideration method described in the Step 3: Determine Contract Price paragraph above. Unpriced change orders are more fully discussed in Note 7 - Commitments and Contingencies of the Notes to Financial Statements.
Claims
Sometimes we seek claims for amounts in excess of the contract price for delays, errors in specifications and designs, contract terminations, change orders in dispute or other causes of additional costs incurred by us. Recognition of amounts as additional contract price related to claims is appropriate only if there is a legal basis for the claim. The determination of our legal basis for a claim requires significant judgment. We estimate the change to the contract price using the variable consideration method described in the Step 3: Determine Contract Price paragraph above. Claims are more fully discussed in Note 7 - Commitments and Contingencies of the Notes to Financial Statements.
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenue for unpriced change orders and claims of $14.5 million at June 30, 2020 and $10.1 million at June 30, 2019. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings. Generally, collection of amounts related to unpriced change orders and claims is expected within twelve months. However, customers may not pay these amounts until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.

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
We perform our annual impairment test in the fourth quarter of each fiscal year, or in between annual tests whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable, to determine whether an impairment exists and to determine the amount of headroom. We define "headroom" as the percentage difference between the fair value of a reporting unit and its carrying value. The goodwill impairment test involves comparing management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, then goodwill is not impaired. If the fair value of a reporting unit is less than its carrying value, then goodwill is impaired to the extent of the difference, but the impairment may not exceed the balance of goodwill assigned to that reporting unit.
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
In the second quarter of fiscal 2020, the Company concluded that a goodwill impairment indicator existed in the Electrical Infrastructure segment based on the recent history of depressed gross margins and the second quarter’s downward acceleration of revenue and gross margin. Accordingly, the Company performed an interim impairment test as of December 31, 2019, reflecting updated revenue and gross margin assumptions, and concluded that the reporting unit's $24.9 million of goodwill was fully impaired. Additionally, the Company concluded that a goodwill impairment indicator existed for an Industrial segment reporting unit based on several second quarter events. These events included the deterioration of our relationship with a significant customer in the iron and steel industry in the second quarter. As a result, the customer canceled other previously awarded work and the Company is expecting little to no new business from this customer in the foreseeable future. Accordingly, the Company performed an interim impairment test as of December 31, 2019 and concluded that the reporting unit's $8.0 million of goodwill was fully impaired.
During the third quarter of fiscal 2020, the Company concluded that goodwill impairment indicators existed based on the uncertainties caused by the COVID-19 pandemic and the significant decline in the price of crude oil. These uncertainties resulted in lowered revenue expectations for the remainder of fiscal 2020 and fiscal 2021 and led to significant volatility in the Company's stock price. Accordingly, the Company performed an interim test as of March 31, 2020, which did not result in any additional impairments.
The Company performed its annual goodwill impairment test as of May 31, 2020, which resulted in no impairment. The fiscal 2020 test indicated that three reporting units with a combined total of $14.2 million of goodwill as of June 30, 2020 were at higher risk of future impairment than others. If the Company's view of project opportunities or gross margins deteriorates, particularly for the higher risk reporting units, then the Company may be required to record a material impairment of goodwill.

We considered the amount of headroom for each reporting unit when determining whether an impairment existed. The amount of headroom varies by reporting unit. Our significant assumptions, including revenue growth rates, gross margins, discount rate and other factors may change in the future based on the changing economic and competitive environment in which we operate. Assuming that all other components of our fair value estimate remain unchanged, a change in the following assumptions would have the following effect on headroom:

	Headroom Sensitivity Analysis
	Goodwill as of June 30, 2020 (in thousands)	Baseline Headroom	Headroom if Revenue Growth Rate Declines by 100 Basis Points	Headroom if Gross Margin Declines by 100 Basis Points	Headroom if Discount Rate Increases by 100 Basis Points
Reporting Unit 1	$6,112	6%	-1%	-28%	-5%
Reporting Unit 2	$3,914	29%	25%	-17%	12%
Reporting Unit 3	$4,130	48%	37%	-19%	26%
All other reporting units	$46,213	75% to 228%	67% to 209%	58% to 167%	56% to 191%

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
Right-of-use assets are evaluated for impairment in accordance with our policy for impairment of long-lived assets.

Recently Issued Accounting Standards
Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
On June 16, 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, which will change how the Company accounts for its allowance for uncollectible accounts. The amendments in this update require a financial asset (or a group of financial assets) to be presented at the net amount expected to be collected. The income statement will reflect any increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount.
Previous GAAP delays the recognition of the full amount of credit losses until the loss is probable of occurring. The amendments in this update eliminate the probable initial recognition threshold and, instead, reflect the Company's current estimate of all expected credit losses. In addition, current guidance limits the information the Company may consider in measuring a credit loss to its past events and current conditions. The amendments in this update broaden the information the Company may consider in developing its expected credit loss estimate to include forecasted information.
The Company adopted the standard on July 1, 2020 with no material impact to its estimate of the allowance for uncollectible accounts.
Results of Operations
Overview
In fiscal 2020, we operated our business through four reportable segments: Electrical Infrastructure; Oil Gas & Chemical; Storage Solutions; and Industrial.
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
The Oil Gas & Chemical segment serves customers primarily in the downstream and midstream petroleum industries who are engaged in refining crude oil and processing, fractionating, and marketing of natural gas and natural gas liquids. We also perform work in the petrochemical, and sulfur extraction, recovery and processing markets. Our services include plant maintenance, turnarounds, engineering and capital construction. We also offer industrial cleaning services, including hydro-blasting, hydro-excavating, advanced chemical cleaning and vacuum services.
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
The Process and Industrial Facilities segment includes engineering, maintenance, turnarounds and capital projects for the refining, chemical and petrochemical industries; midstream natural gas processing; other industrial processing facilities including biofuels, fertilizer, and sulfur; mining and minerals infrastructure; and thermal vacuum chambers. This segment is similar to the former Oil Gas & Chemical segment described above, but includes mining and minerals, thermal vacuum chambers, and work in other industrial facilities which were historically reported in the Industrial segment.
Due to changing markets facing our clients and to better align the financial reporting of the Company with our long-term strategic growth areas, we are changing our reporting segments. Beginning in fiscal 2021, the Company’s financial results will be reported under the following three segments: Utility and Power Infrastructure; Process and Industrial Facilities; and Storage and Terminal Solutions. The services provided by each of these segments is described below.
The Utility and Power Infrastructure segment includes services provided in power delivery and power generation, as well as natural gas utility peak shaving. This segment is similar to the former Electrical Infrastructure segment described above, but includes natural gas utility peak shaving facilities that have been historically reported in the Storage Solutions segment.

The Process and Industrial Facilities segment includes engineering, maintenance, turnarounds and capital projects for the refining, chemical and petrochemical industries; midstream natural gas processing; other industrial processing facilities including biofuels, fertilizer, and sulfur; mining and minerals infrastructure; and thermal vacuum chambers. This segment is similar to the former Oil Gas & Chemical segment described above, but includes mining and minerals as well as thermal vacuum chambers, which were historically reported in the Industrial segment.
The Storage and Terminal Solutions segment includes engineering, construction, maintenance and repair for aboveground storage tanks and terminals; LNG facilities for import/export fueling and bunkering; NGL and other specialty vessels; aboveground storage tank products; and other renewable energy storage and terminal solutions. This segment is similar to the former Storage Solutions segment described above, but does not include the natural gas utility peak shaving facilities, which will be reported as part of the Utility and Power Infrastructure segment.
The majority of the work for all segments is performed in the United States, with 7.3% of revenue generated internationally during fiscal 2020, 3.4% in fiscal 2019 and 10.1% in fiscal 2018. The percentage of revenue generated internationally increased in fiscal 2020 compared to fiscal 2019 due to higher levels of work in Canada. The percentage of revenue generated internationally decreased in fiscal 2019 compared to fiscal 2018 due to the completion of a significant Canadian power generation project in our Electrical Infrastructure segment in fiscal 2018.
Significant period to period changes in revenue, gross profits and operating results between fiscal 2020 and fiscal 2019 are discussed below on a consolidated basis and for each segment. A discussion of results of operations changes between fiscal 2019 and fiscal 2018 is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended June 30, 2019, which was filed with the SEC on September 4, 2019.

Matrix Service Company
Results of Operations
(In thousands)

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
Fiscal Year 2020
Consolidated revenue	$112,890	$200,950	$559,199	$227,899	$1,100,938
Gross profit (loss)	(1,105)	15,822	71,934	15,525	102,176
Gross profit (loss) %	(1.0)%	7.9%	12.9%	6.8%	9.3%
Selling, general and administrative expenses	7,543	19,300	43,332	16,101	86,276
Intangible asset impairments and restructuring costs	27,855	3,850	1,296	19,524	52,525
Operating income (loss)	(36,503)	(7,328)	27,306	(20,100)	(36,625)
Operating income (loss) %	(32.3)%	(3.6)%	4.9%	(8.8)%	(3.3)%
Fiscal Year 2019
Consolidated revenue	$217,417	$319,867	$521,932	$357,464	$1,416,680
Gross profit	15,470	35,987	56,011	24,483	131,951
Gross profit %	7.1%	11.3%	10.7%	6.8%	9.3%
Selling, general and administrative expenses	11,802	23,003	41,914	17,302	94,021
Intangible asset impairments and restructuring costs	—	—	—	—	—
Operating income	3,668	12,984	14,097	7,181	37,930
Operating income %	1.7%	4.1%	2.7%	2.0%	2.7%
Variances Fiscal Year 2020 to Fiscal Year 2019 Increase/(Decrease)
Consolidated revenue	$(104,527)	$(118,917)	$37,267	$(129,565)	$(315,742)
Gross profit	(16,575)	(20,165)	15,923	(8,958)	(29,775)
Selling, general and administrative expenses	(4,259)	(3,703)	1,418	(1,201)	(7,745)
Intangible asset impairments and restructuring costs	27,855	3,850	1,296	19,524	52,525
Operating income	(40,171)	(20,312)	13,209	(27,281)	(74,555)

Operational Update
As the COVID-19 pandemic persists, the Company's top priority has been to maintain a safe working environment for all employees, customers and business partners. We transitioned the majority of our administrative and engineering team members to remote working conditions in March 2020. At this time, we have returned to the office in select locations where predetermined criteria have been met, but the majority of our administrative and engineering team members continue to work remotely. Our project teams in coordination with our clients created work processes to integrate the guidance from governmental agencies and leading health organizations to protect the health and safety of everyone on our job sites while maintaining productivity.
There continues to be significant uncertainty regarding the near- and intermediate-term economic impacts from the COVID-19 pandemic, which has disrupted the markets we serve. As a result, the Company expanded its previously announced business improvement plan, which consisted of discretionary cost reductions, workforce reductions and closures of certain offices in order to increase the utilization of the Company's staff and bring the cost structure of the business in line with our revenue expectations.
The Company's previously announced business improvement plan was in response to underperformance in the Company's Electrical Infrastructure segment, which led to a $24.9 million impairment of goodwill during the second quarter of fiscal 2020. In addition, the Company recorded $13.6 million of goodwill and other intangible asset impairments during the second quarter of fiscal 2020 in connection with the deterioration of our relationship with a significant customer in the iron and steel industry. The Company made a strategic decision to exit the domestic iron and steel business early in the third quarter of fiscal 2020, which resulted in incurring restructuring costs to exit the business. Finally, during the second quarter of 2020, the Company placed a $2.4 million valuation allowance on a deferred tax asset that was created by net operating loss carryforwards and other tax credits in Canada, which was determined to be unrecoverable.
The Company incurred $14.0 million of restructuring costs in fiscal 2020 in connection with its business improvement plan, other restructuring activities, and the wind down of the domestic iron and steel business. These initiatives were substantially completed as of June 30, 2020. As a result of these actions, the Company expects to save approximately $45 million in planned annual operating costs.
In order to more clearly depict the core profitability of the Company, the following table presents our net income and earnings per fully diluted share for fiscal 2020 after adjusting for restructuring costs, impairments, and the Canadian tax valuation allowance:
Reconciliation of Adjusted Net Income and Diluted Earnings per Common Share(1)
(In thousands, except per share data)

	Fiscal Year Ended June 30, 2020
	Amount of Charge	Income Tax Effect of Charge	Net Income (Loss)	Earnings (Loss) Per Diluted Share
Net loss per common share, as reported			$(33,074)	$(1.24)
Restructuring costs incurred	$14,010	$(3,369)	10,641	0.39
Electrical Infrastructure segment goodwill impairment	24,900	(4,889)	20,011	0.74
Industrial segment goodwill and other intangible asset impairment	13,615	(2,803)	10,812	0.40
Valuation allowance placed on a deferred tax asset	2,417	—	2,417	0.09
Adjustment for dilutive effect of using basic shares for net loss			—	0.02
Adjusted net income and diluted earnings per common share			$10,807	$0.40
Weighted average common shares outstanding - diluted:
As reported				26,621
Previously anti-dilutive common shares				490
Adjusted weighted average common shares outstanding - diluted				27,111

(1)This table presents non-GAAP financial measures of our adjusted net income and adjusted diluted earnings per common share for fiscal 2020. The most directly comparable financial measures are net loss and net loss per common share, respectively, presented in the Consolidated Statements of Income. We have presented these non-GAAP financial measures because we believe they more clearly depict the core operating results of the Company during the period presented and provide a more comparable measure of the Company's operating results to other companies considered to be in similar businesses. Since adjusted net income and adjusted diluted earnings per common share are not measures of performance calculated in accordance with GAAP, they should be considered in addition to, rather than as a substitute for, the most directly comparable GAAP financial measures.

Fiscal 2020 Versus Fiscal 2019
Consolidated
Consolidated revenue was $1.101 billion for the fiscal year ended June 30, 2020, compared to $1.417 billion in fiscal 2019. On a segment basis, consolidated revenue decreased in the Industrial, Oil Gas & Chemical, and Electrical Infrastructure segments by $129.6 million, $118.9 million and $104.5 million, respectively. These decreases were partially offset by an increase in the Storage Solutions segment of $37.3 million.
Consolidated gross profit was $102.2 million in fiscal 2020 compared to $132.0 million in fiscal 2019. Gross margin was 9.3% in fiscal 2020 and fiscal 2019. Gross margins in fiscal 2020 are the result of strong project execution, offset by the under recovery of construction overhead costs due to lower than anticipated revenue volumes, particularly in the fourth quarter. Fiscal 2019 was positively impacted by higher revenue volumes, which led to an over recovery of construction overhead costs.
Consolidated SG&A expenses were $86.3 million in fiscal 2020 compared to $94.0 million in fiscal 2019. The decrease in fiscal 2020 was primarily attributable to lower incentive compensation due to weaker operating results in the current year.and savings from executing the previously announced business improvement plan.
The Company recorded non-cash goodwill and other intangible asset impairments of $38.5 million during the second quarter of fiscal 2020. See Item 8. Financial Statements, Note 4 - Goodwill and other intangible assets for more information about the impairments. In addition, the Company recorded $14.0 million of restructuring costs in the third and fourth quarters of fiscal 2020 due to actions taken under our business improvement plan. See Operational Update in this Results of Operations section and Item 8. Financial Statements, Note 14 - Restructuring Costs, for more information.
Interest expense was $1.6 million in fiscal 2020 and $1.3 million in fiscal 2019. The increase in interest expense was primarily due to a higher average debt balance during fiscal 2020, partially offset by lower interest rates in fiscal 2020. Interest income was $1.3 million during fiscal 2020 compared to $1.2 million in fiscal 2019 due to an increase in our average cash balance during fiscal 2020, partially offset by lower interest rates in fiscal 2020.
Our effective tax rate for fiscal 2020 was 9.7% compared to 27.2% in fiscal 2019. The tax benefit for fiscal 2020 was negatively impacted by a $3.1 million of valuation allowances placed on deferred tax assets that were created by net operating loss carryforwards and other tax credits primarily in Canada, the non-deductible portion of the goodwill impairments that would have resulted in a $1.8 million reduction of income tax expense, and $1.7 million of other non-deductible expenses. These negative impacts were partially offset by $1.8 million of research and development and other tax credits. The effective tax rate in fiscal 2019 was negatively impacted by $4.5 million of valuation allowances placed on net operating loss carryforwards and foreign tax credits generated by our branch operations in Canada, and $1.2 million of non-deductible expenses. These negative impacts were largely offset by the reversal of $3.5 million of branch liabilities associated with the valuation allowances placed on our Canadian branch net operating loss carryforwards and foreign tax credits, $2.0 million of research and development and other tax credits and $0.3 million of excess tax benefits related to the vesting of stock-based compensation. A full analysis of the Company's provision for income taxes is included in Item 8. Financial Statements and Supplementary Data, Note 6 - Income Taxes.
In fiscal 2020, net loss was $33.1 million, or $1.24 per fully diluted share, compared to net income of $28.0 million, or $1.01 per fully diluted share, in fiscal 2019.
Electrical Infrastructure
Revenue for the Electrical Infrastructure segment decreased $104.5 million to $112.9 million in fiscal 2020 compared to $217.4 million in fiscal 2019. The decrease is primarily due to lower volumes of power delivery and power generation work. The segment gross margin (loss) was (1.0)% in fiscal 2020 compared to 7.1% in the same period last year. The fiscal 2020 segment gross loss was negatively impacted by poor execution in the first and second quarters and lower volumes throughout the year, which led to the under recovery of construction overhead costs. The segment gross margin in fiscal 2019 was negatively impacted by lower than previously forecasted margins on a limited number of power delivery projects. In fiscal 2019, we expanded our power delivery business geographically, however, the margins on this work did not meet our expectations. The fiscal 2019 segment margin was also negatively impacted when the proceeds from the settlement of a customer dispute were less than previously anticipated. The negative impacts to the fiscal 2019 segment gross margin were partially offset by strong project execution on power generation package work.

In the second quarter of fiscal 2020, the Company announced a business improvement plan for this segment. The plan included significant changes to the operations and management of the business, including changes to leadership and mid-level operational personnel, modifications to operational processes, and increased business development resources. During the second half of fiscal 2020, we implemented the planned personnel changes, added business development resources and strengthened business processes, which has led to improved project execution. However, it is still too early to assess the long-term effectiveness of the business improvement plan. Furthermore, an improvement in the operating performance of this segment will be dependent upon the effectiveness and execution of the improvement plan, the markets we serve, the spending volumes of our existing clients and other external factors.
As a result of the COVID-19 pandemic, we have experienced suspensions of work at certain job sites and client proposal activity has slowed as customers manage other pandemic-related challenges. We will continue to assess conditions in the areas we serve and resume normal operations based on the needs of our clients and safety guidelines to ensure the protection of our employees and customers.
Oil Gas & Chemical
Revenue for the Oil Gas & Chemical segment was $201.0 million in fiscal 2020 compared to $319.9 million in the same period a year earlier. The decrease of $118.9 million is primarily due to lower volumes of turnaround and refinery maintenance work. The segment gross margin was 7.9% in fiscal 2020 compared to 11.3% in the same period last year. The fiscal 2020 segment gross margin was negatively impacted by lower volumes, which led to the under recovery of construction overhead costs, partially offset by strong project execution. Project execution was strong in fiscal 2019 and higher volumes led to an over recovery of construction overhead costs.
The short-term impact to the Company's refinery turnaround and maintenance operations as a result of the global pandemic has been significant. The impact has been exacerbated by the timing of the onset of the pandemic during what is normally a busy spring turnaround season. Although there have been project delays and temporary suspensions of planned seasonal work, in most cases the revenue volumes are moving out in time, but not eliminated. The updated start dates on many of the delayed activities are uncertain and will depend on the needs of our clients, safety guidelines, and the market.
Storage Solutions
Revenue for the Storage Solutions segment was $559.2 million in fiscal 2020 compared to $521.9 million in fiscal 2019, an increase of $37.3 million. The increase in segment revenue is primarily a result of increased tank and terminal construction work and higher levels of work in Canada. The segment gross margin was 12.9% in fiscal 2020 compared to 10.7% in fiscal 2019. The fiscal 2020 segment gross margin was positively impacted by strong project execution on large capital projects. During the first half of fiscal 2019, the segment gross margin was negatively impacted by the wind down of lower margin work awarded in a highly competitive environment and lower than previously forecasted margins on a limited number of those projects.
As a result of the COVID-19 pandemic, global energy demand, and regulatory issues, we experienced short-term suspensions of work on a limited number of projects, but work on most of these projects has resumed. In addition, some project awards and starts were delayed for durations varying from a few weeks to a few quarters.
Industrial
Revenue for the Industrial segment was $227.9 million in fiscal 2020 compared to $357.5 million in fiscal 2019, a decrease of $129.6 million. The decrease in revenue is primarily attributable to our strategic decision to exit the domestic iron and steel industry early in the third quarter, and lower volumes of thermal vacuum chamber work. We no longer have a continuous presence in any domestic iron and steel facility and final wind-down of the business is substantially complete. The segment gross margin was 6.8% in fiscal 2020 and fiscal 2019. The fiscal 2020 segment gross margin was negatively impacted by sharply lower volumes and under recovery of overhead costs during the second half of the year due to the wind down of the domestic iron and steel business. These negative impacts to segment gross margin were partially offset by good project execution on both capital and repair and maintenance projects during the first half of the year and a favorable project closeout on a thermal vacuum chamber project in the fourth quarter. The fiscal 2019 segment gross margin was negatively impacted by a lower than previously forecasted margin on a thermal vacuum chamber project, partially offset by improved gross margins on iron and steel work.

Non-GAAP Financial Measures
Adjusted EBITDA
We have presented Adjusted EBITDA, which we define as net income (loss) before impairment of goodwill and other intangible assets, restructuring costs, interest expense, income taxes, depreciation and amortization, because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Consolidated Statements of Income entitled “Net income (loss)” is the most directly comparable GAAP measure to Adjusted EBITDA. Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. Adjusted EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not a measure of our ability to fund our cash needs. As Adjusted EBITDA excludes certain financial information compared with net income (loss), the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, Adjusted EBITDA, has certain material limitations as follows:

•It does not include impairments to goodwill and other intangible assets. While impairments to intangible assets are non-cash expenses in the period recognized, cash or other consideration was still transferred in exchange for the intangible assets in the period of the acquisition. Any measure that excludes impairments to intangible assets has material limitations since these expenses represent the loss of an asset that was acquired in exchange for cash or other assets.
•It does not include restructuring costs. Restructuring costs represent material costs that were incurred by the Company and are oftentimes cash expenses. Therefore, any measure that excludes restructuring costs has material limitations.

•It does not include interest expense. Because we have borrowed money to finance our operations and to acquire businesses, pay commitment fees to maintain our senior secured revolving credit facility, and incur fees to issue letters of credit under the senior secured revolving credit facility, interest expense is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations.

•It does not include income taxes. Because the payment of income taxes is a necessary and ongoing part of our operations, any measure that excludes income taxes has material limitations.

•It does not include depreciation or amortization expense. Because we use capital and intangible assets to generate revenue, depreciation and amortization expense is a necessary element of our cost structure. Therefore, any measure that excludes depreciation or amortization expense has material limitations.
A reconciliation of Adjusted EBITDA to net income (loss) follows:

	Fiscal Years Ended
	June 30, 2020	June 30, 2019	June 30, 2018
	(in thousands)
Net income (loss)	$(33,074)	$27,982	$(11,480)
Goodwill and other intangible asset impairment	38,515	—	17,998
Restructuring costs	14,010	—	—
Interest expense	1,597	1,296	2,600
Provision (benefit) for federal, state and foreign income taxes	(3,570)	10,430	(668)
Depreciation and amortization	19,124	18,224	20,347
Adjusted EBITDA	$36,602	$57,932	$28,797

LIQUIDITY AND CAPITAL RESOURCES
Overview
We define liquidity as the ability to pay our liabilities as they become due, fund business operations and meet all contractual and financial obligations. Our primary sources of liquidity in fiscal 2020 were cash and cash equivalents on hand, capacity under our senior secured revolving credit facility and cash generated from operations. Cash and cash equivalents on hand at June 30, 2020 totaled $100.0 million and availability under the senior secured revolving credit facility totaled $93.4 million, resulting in total liquidity of $193.4 million.
There continues to be significant uncertainty regarding the near- and intermediate-term business impacts from the COVID-19 pandemic. However, the Company entered this environment with a strong balance sheet and liquidity, which it expects to be sufficient to support its near- to intermediate-term needs. In fiscal 2020, the Company implemented steps to preserve its financial position including:
•restructuring the business to right-size the cost structure to the expected near-term revenue;
•eliminating all non-critical capital expenditures; and
•suspending share repurchases.
We believe the cost reduction efforts were appropriate given the circumstances. These reductions were significant, but did not impact our capabilities nor our ability to execute work. These reductions will enable us to be more competitive and profitable in the future and preserve liquidity.
The following table provides a summary of changes in our liquidity for the fiscal year ended June 30, 2020 (in thousands):

Liquidity as of June 30, 2019	$241,898
Net increase in cash and cash equivalents	10,321
Increase in credit facility capacity constraint	(68,541)
Net borrowings on credit facility	(4,210)
Decrease in letters of credit outstanding	13,618
Foreign currency translation of outstanding borrowings	349
Liquidity as of June 30, 2020	$193,435
Factors that routinely impact our short-term liquidity and that may impact our long-term liquidity include, but are not limited to:
•Changes in costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs due to contract terms that determine the timing of billings to customers and the collection of those billings:
•Some cost plus and fixed price customer contracts are billed based on milestones which may require us to incur significant expenditures prior to collections from our customers.
•Some fixed price customer contracts allow for significant upfront billings at the beginning of the project, which temporarily increases liquidity near-term.
•Time and material contracts are normally billed in arrears. Therefore, we are routinely required to carry these costs until they can be billed and collected.
•Some of our large construction projects may require security in the form of letters of credit or significant retentions. The timing of collection of retentions is often uncertain.
•Other changes in working capital.
•Capital expenditures.

Other factors that may impact both short and long-term liquidity include:
•Acquisitions and disposals of businesses.
•Strategic investments in new operations.
•Purchases of shares under our stock buyback program.
•Contract disputes which can be significant.
•Collection issues, including those caused by weak commodity prices, economic slowdowns or other factors which can lead to credit deterioration of our customers.
•Capacity constraints under our senior secured revolving credit facility and remaining in compliance with all covenants contained in the Credit Agreement.
•Issuances of letters of credit.
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities for the fiscal year ended June 30, 2020 totaled $44.1 million. Major components of cash flows from operating activities for the year ending June 30, 2020 are as follows:

Net Cash Provided by Operating Activities
(In thousands)

Net loss	$(33,074)
Goodwill and other intangible asset impairment	38,515
Non-cash expenses	34,607
Deferred income tax	(3,630)
Cash effect of changes in working capital	7,674
Other	(7)
Net cash provided by operating activities	$44,085

Working capital changes at June 30, 2020 in comparison to June 30, 2019 include the following:
•Accounts receivable, net of bad debt expense recognized during the period, decreased by $56.6 million during fiscal 2020, which increased cash flows from operating activities. The increase is primarily due to lower volumes of business and the timing of billing and collections.
•Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") decreased $36.5 million, which increased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") decreased $41.7 million, which decreased cash flows from operating activities. CIE and BIE balances declined primarily due to lower volumes of business in the second half of the year. These balances routinely experience significant fluctuations based on the timing of when job costs are incurred and the invoicing of those job costs to the customer.
•Other assets and liabilities decreased $11.0 million, which increased cash flows from operating activities. The decrease is primarily related to lower retentions that are expected to be collected beyond one year in connection with large projects, partially offset by an increase in net income taxes receivable.
•Accounts payable and other accrued expenses decreased by $56.3 million, which decreased cash flows from operating activities. The variance is primarily attributable to lower volumes of business and the timing of vendor payments. These decreases were partially offset by $3.8 million of deferred payroll tax associated with the CARES Act (see Item 8. Financial Statements and Supplementary Data, Note 6 - Income Taxes).

Cash Flows Used for Investing Activities
Investing activities used $17.1 million of cash in the fiscal year ended June 30, 2020 primarily due to $18.5 million of capital expenditures, partially offset by $1.4 million of proceeds from asset sales. Capital expenditures consisted of: $7.4 million for transportation equipment, $5.1 million for construction and fabrication equipment, $5.0 million for software and office equipment, and $1.1 million for facilities.
Cash Flows Used by Financing Activities
Financing activities used $16.0 million of cash in the fiscal year ended June 30, 2020 primarily due to share repurchases of $17.0 million and the repurchase of $3.5 million of Company stock for payment of withholding taxes due on equity-based compensation, partially offset by net borrowings of $4.2 million under the Company's senior secured revolving credit facility.
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
Each revolving borrowing under the Credit Agreement will bear interest at a rate per annum equal to:
•The ABR or the Adjusted LIBO Rate, in the case of revolving loans denominated in U.S. Dollars;
•The Canadian Prime Rate or the CDOR rate, in the case of revolving loans denominated in Canadian Dollars;
•The Adjusted LIBO Rate, in the case of revolving loans denominated in Pounds Sterling or Australian Dollars; or
•The EURIBO Rate, in the case of revolving loans denominated in Euros, in each case, plus the Applicable Margin, which is based on the Company's Leverage Ratio, as defined in the Credit Agreement. The Applicable Margin on ABR loans ranges between 0.625% and 1.625%. The Applicable Margin for Adjusted LIBO, EURIBO and CDOR loans ranges between 1.625% and 2.625% and the Applicable Margin for Canadian Prime Rate loans ranges between 2.125% and 3.125%.
The unused credit facility fee is between 0.25% and 0.45% based on the Leverage Ratio.
At June 30, 2020, the Company was at the lowest margin tier for all categories of loans and the unused revolving credit facility fee under the Credit Agreement.
The Credit Agreement includes the following covenants and borrowing limitations:
•Our Leverage Ratio, determined as of the end of each fiscal quarter, may not exceed 3.00 to 1.00. The Leverage Ratio covenant requires that Consolidated Funded Indebtedness, as defined in the Credit Agreement, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, or "Covenant EBITDA," over the previous four quarters.
•We are required to maintain a Fixed Charge Coverage Ratio, determined as of the end of each fiscal quarter, greater than or equal to 1.25 to 1.00. The Fixed Charge Coverage Ratio covenant requires that, as of the end of any fiscal quarter, Covenant EBITDA, after deducting capital expenditures, dividends and share repurchases, for the previous four quarters may not be less than 1.25 times the total of interest expense and cash paid for income taxes over the previous four quarters and scheduled maturities of certain indebtedness for the next four quarters.

•Asset dispositions (other than dispositions in which all of the net cash proceeds therefrom are reinvested into the Company and dispositions of inventory and obsolete or unneeded equipment in the ordinary course of business) are limited to $20.0 million per 12-month period.
Covenant EBITDA differs from Adjusted EBITDA, as reported under "Results of Operations - Non-GAAP Financial Measure," in Item 7 primarily because it permits the Company to:
•exclude non-cash stock-based compensation expense,
•include pro forma EBITDA of acquired businesses as if the acquisition occurred at the beginning of the previous four quarters, and
•exclude certain other extraordinary items, as defined in the Credit Agreement.
The Company is in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.
Availability under the senior secured revolving credit facility is as follows:

	June 30, 2020	June 30, 2019
	(In thousands)
Senior secured revolving credit facility	$300,000	$300,000
Capacity constraint due to the Leverage Ratio	162,864	94,323
Capacity under the senior secured revolving credit facility	137,136	205,677
Letters of credit(1)	34,529	48,147
Borrowings outstanding	9,208	5,347
Availability under the senior secured revolving credit facility	$93,399	$152,183

(1)The Credit Agreement allows exclusion of letters of credit that support our workers' compensation programs when calculating availability under the credit facility. At June 30, 2020, there were $6.5 million of letters of credit that support our workers' compensation programs.

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
Treasury Shares
On November 6, 2018, the Board of Directors approved a stock buyback program (the "November 2018 Program"), which replaced the previous program that had been in place since December 2016 and was set to expire in December 2018. Under the November 2018 Program, the Company may repurchase common stock up to a maximum of $30.0 million per calendar year provided that the aggregate number of shares repurchased may not exceed 10%, or approximately 2.7 million, of the Company's shares outstanding as of November 6, 2018. The Company may repurchase its stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and is not obligated to purchase any shares. The November 2018 Program will continue unless and until it is modified or revoked by the Board of Directors. In fiscal 2020, the Company repurchased 1,047,606 shares of its common stock for $17.0 million under the November 2018 Program. There were 1,349,037 shares available for repurchase under the November 2018 Program as of June 30, 2020.
In addition to the stock buyback program, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. The Company withheld 181,081 and 79,111 shares of common stock during fiscal 2020 and 2019, respectively, to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares. The Company has 1,746,689 treasury shares as of June 30, 2020 and intends to utilize these treasury shares in connection with equity awards under the Company’s stock incentive plans and for sales to the Employee Stock Purchase Plan.

Off-Balance Sheet Arrangements
As of June 30, 2020, the following off-balance sheet arrangements were in place to support our ordinary course obligations:

	Expiration Period
	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years	Total
	(In thousands)
Letters of credit(1)	$40,991	$—	$—	$—	$40,991
Surety bonds	200,520	1,455	1	—	201,976
Total	$241,511	$1,455	$1	$—	$242,967

(1)All letters of credit issued under our senior secured revolving credit facility are in support of our workers’ compensation insurance programs or certain construction contracts. The letters of credit that support our workers’ compensation programs are expected to renew annually through the term of our senior secured revolving credit facility. The letters of credit that support construction contracts carry expiry dates into calendar year 2021. Our Credit Agreement allows exclusion of letters of credit that support our workers' compensation programs when calculating our compliance with the leverage ratio covenant. At June 30, 2020, there were $6.5 million of letters of credit that support our workers' compensation programs.
Contractual Obligations
Contractual obligations at June 30, 2020 are summarized below:

	Contractual Obligations by Expiration Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In thousands)
Borrowings under senior secured revolving credit facility(1)	$—	$9,208	$—	$—	$9,208
Interest payments on debt(1)	1,634	736	—	—	2,370
Operating leases	8,719	9,408	5,362	9,630	33,119
Purchase obligations	3,413	1,545	—	—	4,958
Total contractual obligations	$13,766	$20,897	$5,362	$9,630	$49,655

(1)Assumes total debt principal at June 30, 2020 is carried to maturity with no future borrowings or repayments and no changes to total letters of credit outstanding as of June 30, 2020. Interest payments on debt assumes the margin tier that the Company was at on June 30, 2020, which is the lowest margin tier under the Credit Agreement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our interest rate risk results primarily from our variable rate indebtedness under our Credit Agreement, which is influenced by movements in short-term rates. Borrowings under our $300.0 million senior secured revolving credit facility bear interest at a rate per annum equal to:
•The ABR or the Adjusted LIBO Rate, in the case of revolving loans denominated in U.S. Dollars;
•The Canadian Prime Rate or the CDOR rate, in the case of revolving loans denominated in Canadian Dollars;
•The Adjusted LIBO Rate, in the case of revolving loans denominated in Pounds Sterling or Australian Dollars; or
•The EURIBO Rate, in the case of revolving loans denominated in Euros, in each case, plus the Applicable Margin, which is based on the Company's Leverage Ratio. The Applicable Margin on ABR loans ranges between 0.625% and 1.625%. The Applicable Margin for Adjusted LIBO, EURIBO and CDOR loans ranges between 1.625% and 2.625% and the Applicable Margin for Canadian Prime Rate loans ranges between 2.125% and 3.125%.
Financial instruments with interest rate risk at June 30, 2020 were as follows:

	Maturity by Fiscal Year					Fair Value as of June 30, 2020
	2021	2022	2023	2024	2025
	(In thousands)
Long-term debt:
Variable rate debt	$—	$9,208	$—	$—	$—	$9,208

The Company has not entered into any derivative instruments to hedge interest rate risk, but evaluates the materiality of interest rate risk exposure. An increase of 100 basis points in interest rates would not have had a material impact on the financial results of the Company for the fiscal year ended June 30, 2020.
Foreign Currency Risk
Matrix Service Company has subsidiaries with operations in Canada and South Korea, which use the Canadian Dollar and South Korean Won, respectively, as their functional currencies. The Company also has a subsidiary with operations in Australia, but its functional currency is the U.S. Dollar since its sales are primarily denominated in U.S. Dollars.
Historically, movements in the Canadian Dollar to U.S. Dollar exchange rate have not significantly impacted the Company's results. Also, the Company does not expect exchange rate fluctuations in its South Korean and Australian operations to materially impact its financial results since these operations represent an insignificant portion of the Company's consolidated revenue and expenses. However, further growth in its Canadian, South Korean and/or Australian operations and/or significant fluctuations in the Canadian Dollar, South Korean Won and/or Australian Dollar to U.S. Dollar exchange rates could impact the Company’s financial results in the future.
Management has not entered into derivative instruments to hedge foreign currency risk, but periodically evaluates the materiality of our foreign currency exposure. To mitigate our risk, on occasion we convert Canadian Dollar balances into U.S. Dollars to settle U.S. Dollar amounts owed by our Canadian operations. A 10% unfavorable change in the Canadian Dollar against the U.S. Dollar would not have had a material impact on the financial results of the Company for the fiscal year ended June 30, 2020.
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

Item 8. Financial Statements and Supplementary Data

Financial Statement Schedules
The financial statement schedule is filed as a part of this report under Schedule II – Valuation and Qualifying Accounts for the three fiscal years ended June 30, 2020, June 30, 2019 and June 30, 2018 immediately following Quarterly Financial Data (Unaudited). All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Matrix Service Company and its wholly-owned subsidiaries (the “Company”) are responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020. In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on this assessment, the Company’s management has concluded that the Company’s internal control over financial reporting as of June 30, 2020 was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020. Deloitte & Touche LLP’s report on the Company’s internal control over financial reporting is included herein.

/S/ John R. Hewitt	/S/ Kevin S. Cavanah
John R. Hewitt	Kevin S. Cavanah
President and Chief Executive Officer	Vice President and Chief Financial Officer

September 3, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Matrix Service Company

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Matrix Service Company and subsidiaries (the “Company”) as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2020 of the Company and our report dated September 3, 2020, expressed an unqualified opinion on those financial statements.
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
September 3, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Matrix Service Company

Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of Matrix Service Company and subsidiaries (the “Company”) as of June 30, 2020 and 2019, the related Consolidated Statements of Income, Comprehensive Income, Cash Flows and Changes in Stockholders’ Equity for each of the three years in the period ended June 30, 2020 and the related notes and schedule listed in the Index at Item 8 (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 3, 2020 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
September 3, 2020

We have served as the Company's auditor since 2006.

Matrix Service Company
Consolidated Statements of Income
(In thousands, except per share data)

	Fiscal Years Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Revenue	$1,100,938	$1,416,680	$1,091,553
Cost of revenue	998,762	1,284,729	999,617
Gross profit	102,176	131,951	91,936
Selling, general and administrative expenses	86,276	94,021	84,417
Goodwill and other intangible asset impairment	38,515	—	17,998
Restructuring costs	14,010	—	—
Operating income (loss)	(36,625)	37,930	(10,479)
Other income (expense):
Interest expense	(1,597)	(1,296)	(2,600)
Interest income	1,270	1,167	381
Other	308	611	550
Income (loss) before income tax expense	(36,644)	38,412	(12,148)
Provision (benefit) for federal, state and foreign income taxes	(3,570)	10,430	(668)
Net income (loss)	$(33,074)	$27,982	$(11,480)
Basic earnings (loss) per common share	$(1.24)	$1.04	$(0.43)
Diluted earnings (loss) per common share	$(1.24)	$1.01	$(0.43)
Weighted average common shares outstanding:
Basic	26,621	26,891	26,769
Diluted	26,621	27,587	26,769

See accompanying notes

Matrix Service Company
Consolidated Statements of Comprehensive Income
(In thousands)

	Fiscal Years Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Net income (loss)	$(33,074)	$27,982	$(11,480)
Other comprehensive loss, net of tax:
Foreign currency translation loss (net of tax expense (benefit) of ($88), $27 and ($24) for the fiscal years ended June 30, 2020, 2019 and 2018, respectively)	(622)	(340)	(87)
Comprehensive income (loss)	$(33,696)	$27,642	$(11,567)

See accompanying notes

Matrix Service Company
Consolidated Balance Sheets
(In thousands)

	June 30, 2020	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$100,036	$89,715
Accounts receivable, less allowances (2020 - $905; 2019 - $923)	160,671	218,432
Costs and estimated earnings in excess of billings on uncompleted contracts	59,548	96,083
Inventories	6,460	8,017
Income taxes receivable	3,919	29
Other current assets	4,526	5,034
Total current assets	335,160	417,310
Property, plant and equipment, at cost:
Land and buildings	42,695	41,179
Construction equipment	94,154	91,793
Transportation equipment	55,864	52,526
Office equipment and software	39,356	43,632
Construction in progress	4,427	7,619
Total property, plant and equipment - at cost	236,496	236,749
Accumulated depreciation	(155,748)	(157,414)
Property, plant and equipment - net	80,748	79,335
Operating lease right-of-use assets	21,375	—
Goodwill	60,369	93,368
Other intangible assets	8,837	19,472
Deferred income taxes	5,988	2,683
Other assets	4,833	21,226
Total assets	$517,310	$633,394
See accompanying notes

Matrix Service Company
Consolidated Balance Sheets (continued)
(In thousands, except share data)

	June 30, 2020	June 30, 2019
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$73,094	$114,647
Billings on uncompleted contracts in excess of costs and estimated earnings	63,889	105,626
Accrued wages and benefits	16,205	38,357
Accrued insurance	7,301	9,021
Operating lease liabilities	7,568	—
Income taxes payable	—	2,517
Other accrued expenses	7,890	5,331
Total current liabilities	175,947	275,499
Deferred income taxes	61	298
Operating lease liabilities	19,997	—
Borrowings under senior secured revolving credit facility	9,208	5,347
Other liabilities	4,208	293
Total liabilities	209,421	281,437
Commitments and contingencies
Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of June 30, 2020 and June 30, 2019; 26,141,528 and 26,807,203 shares outstanding as of June 30, 2020 and June 30, 2019	279	279
Additional paid-in capital	138,966	137,712
Retained earnings	206,402	239,476
Accumulated other comprehensive loss	(8,373)	(7,751)
	337,274	369,716
Less treasury stock, at cost — 1,746,689 and 1,081,014 shares as of June 30, 2020 and June 30, 2019	(29,385)	(17,759)
Total stockholders' equity	307,889	351,957
Total liabilities and stockholders’ equity	$517,310	$633,394
See accompanying notes

Matrix Service Company
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Years Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Operating activities:
Net income (loss)	$(33,074)	$27,982	$(11,480)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization	19,124	18,224	20,347
Goodwill and other intangible asset impairment (Note 4)	38,515	—	17,998
Stock-based compensation expense	9,877	11,908	8,618
Operating lease, fixed asset, and other intangible asset impairments due to restructuring (Note 14)	5,215	—	—
Deferred income tax	(3,630)	2,061	(1,186)
Gain on disposal of business (Note 3)	—	(427)	—
Gain on sale of property, plant and equipment	(767)	(854)	(662)
Provision for uncollectible accounts	1,158	5	107
Other	(7)	701	397
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects from acquisitions:
Accounts receivable	56,603	(15,374)	5,504
Costs and estimated earnings in excess of billings on uncompleted contracts	36,535	(19,809)	14,548
Inventories	1,557	(2,872)	(1,415)
Other assets and liabilities	11,029	(12,246)	369
Accounts payable	(38,915)	32,651	(25,883)
Billings on uncompleted contracts in excess of costs and estimated earnings	(41,737)	(14,983)	45,613
Accrued expenses	(17,398)	14,427	1,796
Net cash provided by operating activities	44,085	41,394	74,671
Investing activities:
Capital expenditures	(18,539)	(19,558)	(8,711)
Acquisitions, net of cash acquired	—	—	(1,687)
Proceeds from disposal of business (Note 3)	—	3,885	—
Proceeds from asset sales	1,423	1,225	1,062
Net cash used by investing activities	$(17,116)	$(14,448)	$(9,336)
See accompanying notes

Matrix Service Company
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Fiscal Years Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Financing activities:
Advances under senior secured revolving credit facility	$18,567	$16,225	$85,317
Repayments of advances under senior secured revolving credit facility	(14,357)	(10,896)	(130,248)
Payment of debt amendment fees	—	—	(364)
Open market purchase of treasury shares	(17,045)	(5,190)	—
Issuances of common stock	—	128	317
Proceeds from issuance of common stock under employee stock purchase plan	320	311	293
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(3,524)	(1,685)	(627)
Net cash used by financing activities	(16,039)	(1,107)	(45,312)
Effect of exchange rate changes on cash	(609)	(181)	229
Net increase in cash and cash equivalents	10,321	25,658	20,252
Cash and cash equivalents, beginning of period	89,715	64,057	43,805
Cash and cash equivalents, end of period	$100,036	$89,715	$64,057
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$6,394	$3,309	$1,410
Interest	$2,148	$1,705	$2,719
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$48	$2,686	$156
See accompanying notes

Matrix Service Company
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total
Balances, July 1, 2017	$279	$128,419	$222,974	$(22,539)	$(7,324)	$321,809
Net loss	—	—	(11,480)	—	—	(11,480)
Other comprehensive loss	—	—	—	—	(87)	(87)
Treasury Shares sold to Employee Stock Purchase Plan (21,920 shares)	—	(130)	—	423	—	293
Exercise of stock options (31,050 shares)	—	(240)	—	557	—	317
Issuance of deferred shares (253,241 shares)	—	(4,469)	—	4,469	—	—
Treasury shares repurchased to satisfy tax withholding obligations (52,950 shares)	—	—	—	(627)	—	(627)
Stock-based compensation expense	—	8,618	—	—	—	8,618
Balances, June 30, 2018	279	132,198	211,494	(17,717)	(7,411)	318,843
Net income	—	—	27,982	—	—	27,982
Other comprehensive loss	—	—	—	—	(340)	(340)
Treasury Shares sold to Employee Stock Purchase Plan (15,812 shares)	—	38	—	273	—	311
Exercise of stock options (12,500 shares)	—	(126)	—	254	—	128
Issuance of deferred shares (314,711 shares)	—	(6,306)	—	6,306	—	—
Treasury shares repurchased to satisfy tax withholding obligations (79,111 shares)	—	—	—	(1,685)	—	(1,685)
Open market purchases of treasury shares (310,532 shares)	—	—	—	(5,190)	—	(5,190)
Stock-based compensation expense	—	11,908	—	—	—	11,908
Balances, June 30, 2019	279	137,712	239,476	(17,759)	(7,751)	351,957
Net loss	—	—	(33,074)	—	—	(33,074)
Other comprehensive loss	—	—	—	—	(622)	(622)
Treasury Shares Sold to Employee Stock Purchase Plan (20,733 shares)	—	(19)	—	339	—	320
Issuance of deferred shares (542,279 shares)	—	(8,604)	—	8,604	—	—
Treasury shares repurchased to satisfy tax withholding obligations (181,081 shares)	—	—	—	(3,524)	—	(3,524)
Open market purchases of treasury shares (1,047,606 shares)	—	—	—	(17,045)	—	(17,045)
Stock-based compensation expense	—	9,877	—	—	—	9,877
Balances, June 30, 2020	$279	$138,966	$206,402	$(29,385)	$(8,373)	$307,889
See accompanying notes

Matrix Service Company
Notes to Consolidated Financial Statements
Note 1—Summary of Significant Accounting Policies
Organization and Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Matrix Service Company and its subsidiaries (“Matrix” or the “Company”), all of which are wholly owned. Intercompany transactions and balances have been eliminated in consolidation.
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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
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
Right-of-use assets are evaluated for impairment in accordance with our policy for impairment of long-lived assets.
Revenue Recognition
General Information about our Contracts with Customers
Our revenue comes from contracts to provide engineering, procurement, fabrication and construction, repair and maintenance and other services. Our engineering, procurement and fabrication and construction services are usually provided in association with capital projects, which commonly are fixed price contracts and are billed based on project milestones. Our repair and maintenance services typically are cost reimbursable or time and material based contracts and are billed monthly or, for projects of short duration, at the conclusion of the project. The elapsed time from award to completion of performance may be in excess of one year for capital projects.
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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
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
Step 5: Recognize Revenue as Performance Obligations are Satisfied
We record revenue for contracts with our customers as we satisfy the contracts' performance obligations. We recognize revenue on performance obligations associated with fixed price contracts for engineering, procurement, fabrication and construction services over time since these services create or enhance assets the customer controls as they are being created or enhanced. We measure progress of satisfying these performance obligations by using the percentage-of-completion method, which is based on costs incurred to date compared to the total estimated costs at completion, since it best depicts the transfer of control of assets being created or enhanced to the customer.
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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
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
Cash and Cash Equivalents
The Company includes as cash equivalents all investments with original maturities of three months or less which are readily convertible into cash. We have cash on deposit at June 30, 2020 with banks in the United States, Canada, South Korea and Australia in excess of Federal Deposit Insurance Corporation ("FDIC"), Canada Deposit Insurance Corporation ("CDIC"), Korea Deposit Insurance Corporation ("KDIC") and Financial Claims Scheme ("FCS") protection limits, respectively. The United States Dollar equivalent of Canadian, South Korean and Australian deposits totaled $13.5 million as of June 30, 2020.
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
We perform our annual impairment test in the fourth quarter of each fiscal year, or in between annual tests whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable, to determine whether an impairment exists and to determine the amount of headroom. We define "headroom" as the percentage difference between the fair value of a reporting unit and its carrying value. The goodwill impairment test involves comparing management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, then goodwill is not impaired. If the fair value of a reporting unit is less than its carrying value, then goodwill is impaired to the extent of the difference, but the impairment may not exceed the balance of goodwill assigned to that reporting unit.
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
Other Intangible Assets
Intangible assets that have finite useful lives are amortized by the straight-line method over their useful lives ranging from 6 years to 15 years. A finite intangible asset is considered impaired when its carrying amount is not recoverable and exceeds the asset's fair value. The carrying amount is deemed unrecoverable if it is greater than the sum of undiscounted cash flows expected to result from use and eventual disposition of the asset. An impairment loss is equal to the excess of the carrying amount over the fair value of the asset. If quoted market prices are not available, the fair values of the intangible assets are based on present values of expected future cash flows or royalties avoided using discount rates commensurate with the risks involved.
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
Recently Issued Accounting Standards
Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
On June 16, 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, which will change how the Company accounts for its allowance for uncollectible accounts. The amendments in this update require a financial asset (or a group of financial assets) to be presented at the net amount expected to be collected. The income statement will reflect any increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount.
Previous GAAP delays the recognition of the full amount of credit losses until the loss is probable of occurring. The amendments in this update eliminate the probable initial recognition threshold and, instead, reflect the Company's current estimate of all expected credit losses. In addition, current guidance limits the information the Company may consider in measuring a credit loss to its past events and current conditions. The amendments in this update broaden the information the Company may consider in developing its expected credit loss estimate to include forecasted information.

The Company adopted the standard on July 1, 2020 with no material impact to its estimate of the allowance for uncollectible accounts.

Note 2 – Revenue
Remaining Performance Obligations
The Company had $566.4 million of remaining performance obligations yet to be satisfied as of June 30, 2020. The Company expects to recognize approximately $429.0 million of its remaining performance obligations as revenue within the next twelve months.
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

	June 30, 2020	June 30, 2019	Change
	(In thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$59,548	$96,083	$(36,535)
Billings on uncompleted contracts in excess of costs and estimated earnings	(63,889)	(105,626)	41,737
Net contract liabilities	$(4,341)	$(9,543)	$5,202

The difference between the beginning and ending balances of the Company's CIE and BIE primarily results from the timing of revenue recognized relative to its billings. The amount of revenue recognized during the twelve months ended June 30, 2020 that was included in the prior period BIE balance was $104.4 million. This revenue consists primarily of work performed during the period on contracts with customers that had advance billings.
Progress billings in accounts receivable at June 30, 2020 and June 30, 2019 included retentions to be collected within one year of $37.3 million and $21.9 million, respectively. Contract retentions collectible beyond one year are included in other assets in the Consolidated Balance Sheets and totaled $1.6 million as of June 30, 2020 and $17.7 million as of June 30, 2019.
Disaggregated Revenue
Revenue disaggregated by reportable segment is presented in Note 13 - Segment Information. The following series of tables presents revenue disaggregated by geographic area where the work was performed and by contract type:

Geographic Disaggregation:

	Twelve months ended
	June 30, 2020	June 30, 2019	June 30, 2018
	(In thousands)
United States	$1,020,083	$1,367,844	$981,292
Canada	70,133	41,410	104,208
Other international	10,722	7,426	6,053
Total	$1,100,938	$1,416,680	$1,091,553

Contract Type Disaggregation:

	Twelve months ended
	June 30, 2020	June 30, 2019	June 30, 2018
	(In thousands)
Fixed-price contracts	$685,559	$748,007	$588,039
Time and materials and other cost reimbursable contracts	415,379	668,673	503,514
Total	$1,100,938	$1,416,680	$1,091,553

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

The mix of revenue by contract type shifted since the third quarter of fiscal 2020 due to the Company's strategic initiative to exit the domestic iron and steel industry, which was comprised primarily of time and materials and other cost reimbursable contracts.
Note 3—Acquisitions and Disposals
Sale of Process Heating Business
In August 2018, the Company sold non-core assets associated with a business that marketed process heating equipment for $3.9 million in cash, including $0.2 million of customary final post-closing adjustments paid in October 2018. The Company recognized a gain of $0.4 million on the sale, which was included in Other in the Consolidated Statements of Income. The revenue and operating results of the business, which were included in the Oil Gas & Chemical segment, were not material.
Note 4—Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Total
	(In thousands)
Net balance at June 30, 2017	$42,152	$33,604	$16,764	$20,981	$113,501
Goodwill impairment	(17,281)	—	—	—	(17,281)
Translation adjustment (1)	(45)	—	(4)	(9)	(58)
Net balance at June 30, 2018	24,826	33,604	16,760	20,972	96,162
Disposal of business(2)	—	(2,775)	—	—	(2,775)
Translation adjustment (1)	4	—	(24)	1	(19)
Net balance at June 30, 2019	24,830	30,829	16,736	20,973	93,368
Goodwill impairment	(24,900)	—	—	(7,981)	(32,881)
Translation adjustment(1)	70	—	(169)	(19)	(118)
Net balance at June 30, 2020	$—	$30,829	$16,567	$12,973	$60,369

(1)The translation adjustments relate to the periodic translation of Canadian Dollar and South Korean Won denominated goodwill recorded as a part of prior acquisitions in Canada and South Korea, in which the local currency was determined to be the functional currency.
(2)In August 2018, the Company disposed of a business that marketed process heating equipment. See Note 3 - Acquisitions and Disposals for more information about the disposal. The business disposed of constituted its own reporting unit and the amount of goodwill written off was all of the goodwill assigned to that reporting unit. None of the goodwill was considered impaired since the Company recorded a gain on the disposal.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The Company performed its annual goodwill impairment test as of May 31, 2020, which resulted in no impairment. The fiscal 2020 test indicated that three reporting units with a combined total of $14.2 million of goodwill as of June 30, 2020 were at higher risk of future impairment than others. If the Company's view of project opportunities or gross margins deteriorates, particularly for the higher risk reporting units, then the Company may be required to record a material impairment of goodwill.
During the third quarter of fiscal 2020, the Company concluded that goodwill impairment indicators existed based on the uncertainties caused by the COVID-19 pandemic and the significant decline in the price of crude oil. These uncertainties resulted in lowered revenue expectations for the remainder of fiscal 2020 and fiscal 2021 and led to significant volatility in the Company's stock price. Accordingly, the Company performed an interim test as of March 31, 2020, which did not result in any additional impairments.
In the second quarter of fiscal 2020, the Company concluded that a goodwill impairment indicator existed in the Electrical Infrastructure segment based on the recent history of depressed gross margins and the second quarter’s downward acceleration of revenue and gross margin. Accordingly, the Company performed an interim impairment test as of December 31, 2019, reflecting updated revenue and gross margin assumptions, and concluded that the reporting unit's $24.9 million of goodwill was fully impaired. Additionally, the Company concluded that a goodwill impairment indicator existed for an Industrial segment reporting unit based on several second quarter events. These events included the deterioration of our relationship with a significant customer in the iron and steel industry in the second quarter. As a result, the customer canceled other previously awarded work and the Company is expecting little to no new business from this customer in the foreseeable future. Accordingly, the Company performed an interim impairment test as of December 31, 2019 and concluded that the reporting unit's $8.0 million of goodwill was fully impaired.
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
The estimated fair value of each reporting unit was derived primarily by utilizing a discounted cash flow analysis. The key assumptions used are described in Note 1 - Summary of Significant Accounting Policies, Goodwill.
Other Intangible Assets
In the fourth quarter of fiscal 2020, the Company fully impaired a customer relationship intangible asset with a net book value of $1.2 million. The customer relationship primarily related to services which were impacted by the Company's performance improvement plan (see Note 14 - Restructuring Costs). As a result, the customer relationship intangible asset was no longer recoverable. As of June 30, 2020, this intangible asset had a remaining useful life of approximately 2 years, a gross carrying amount of $6.3 million and accumulated amortization of $5.1 million. The impairment is included in the restructuring costs caption in the Consolidated Statements of Income.
Also in the fourth quarter of fiscal 2020, the Company fully impaired a customer relationship intangible asset with a net book value of $0.4 million in connection with the closure of an underperforming operating unit. The closure was part the Company's performance improvement plan (see Note 14 - Restructuring Costs). As of June 30, 2020, this intangible asset had a remaining useful life of approximately 4 years, a gross carrying amount of $0.9 million and accumulated amortization of $0.5 million. The impairment is included in the restructuring costs caption in the Consolidated Statements of Income.
In the second quarter of fiscal 2020, in connection with the factors disclosed for the Industrial segment goodwill impairment above, the Company fully impaired a customer relationship with a net book value of $5.6 million. As of December 31, 2019, this intangible asset had a remaining useful life of 9 years, a gross carrying amount of $9.4 million and accumulated amortization of $3.8 million. The impairment is included within the goodwill and other intangible asset impairment caption in the Consolidated Statements of Income.
In the fourth quarter of fiscal 2018, the Company recorded a $0.7 million impairment to a customer relationship intangible asset associated with an acquisition that was completed in fiscal 2013. The impairment was triggered by lower than anticipated revenue and operating income. The impairment is included in the Oil Gas & Chemical segment and is presented within the goodwill and other intangible asset impairment caption in the Consolidated Statements of Income.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Information on the carrying value of other intangible assets is as follows:

		At June 30, 2020
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,579	$(1,956)	$623
Customer based	6 to 15	21,840	(13,626)	8,214
Non-compete Agreements	4	1,453	(1,453)	—
Total other intangible assets		$25,872	$(17,035)	$8,837

		At June 30, 2019
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,579	$(1,779)	$800
Customer based	6 to 15	38,572	(19,915)	18,657
Non-compete agreements	4	1,453	(1,438)	15
Total other intangible assets		$42,604	$(23,132)	$19,472

Amortization expense totaled $3.4 million, $3.3 million, and $4.8 million in fiscal 2020, 2019, and 2018, respectively. We estimate that future amortization of other intangible assets will be as follows (in thousands):

For year ending:
June 30, 2021	$2,231
June 30, 2022	1,811
June 30, 2023	1,729
June 30, 2024	1,415
June 30, 2025	1,096
Thereafter	555
Total estimated amortization expense	$8,837

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
Each revolving borrowing under the Credit Agreement will bear interest at a rate per annum equal to:
•The ABR or the Adjusted LIBO Rate, in the case of revolving loans denominated in U.S. Dollars;
•The Canadian Prime Rate or the CDOR rate, in the case of revolving loans denominated in Canadian Dollars;
•The Adjusted LIBO Rate, in the case of revolving loans denominated in Pounds Sterling or Australian Dollars; or
•The EURIBO Rate, in the case of revolving loans denominated in Euros, in each case, plus the Applicable Margin, which is based on the Company's Leverage Ratio. The Applicable Margin on ABR loans ranges between 0.625% and 1.625%. The Applicable Margin for Adjusted LIBO, EURIBO and CDOR loans ranges between 1.625% and 2.625% and the Applicable Margin for Canadian Prime Rate loans ranges between 2.125% and 3.125%.
The unused credit facility fee is between 0.25% and 0.45% based on the Leverage Ratio.
At June 30, 2020, the Company was at the lowest margin tier for all categories of loans and the unused revolving credit facility fee under the Credit Agreement.
The Credit Agreement includes the following covenants and borrowing limitations:
•Our Leverage Ratio, determined as of the end of each fiscal quarter, may not exceed 3.00 to 1.00. The Leverage Ratio covenant requires that Consolidated Funded Indebtedness, as defined in the Credit Agreement, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, or "Covenant EBITDA," over the previous four quarters.
•We are required to maintain a Fixed Charge Coverage Ratio, determined as of the end of each fiscal quarter, greater than or equal to 1.25 to 1.00. The Fixed Charge Coverage Ratio covenant requires that, as of the end of any fiscal quarter, Covenant EBITDA, after deducting capital expenditures, dividends and share repurchases, for the previous four quarters may not be less than 1.25 times the total of interest expense and cash paid for income taxes over the previous four quarters and scheduled maturities of certain indebtedness for the next four quarters.
•Asset dispositions (other than dispositions in which all of the net cash proceeds therefrom are reinvested into the Company and dispositions of inventory and obsolete or unneeded equipment in the ordinary course of business) are limited to $20.0 million per 12-month period.
The Company is in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.
Availability under the senior secured revolving credit facility is as follows:

	June 30, 2020	June 30, 2019
	(In thousands)
Senior secured revolving credit facility	$300,000	$300,000
Capacity constraint due to the Leverage Ratio	162,864	94,323
Capacity under the senior secured revolving credit facility	137,136	205,677
Letters of credit	34,529	48,147
Borrowings outstanding	9,208	5,347
Availability under the senior secured revolving credit facility	$93,399	$152,183

(1)The Credit Agreement allows exclusion of letters of credit that support our workers' compensation programs when calculating availability under the credit facility. At June 30, 2020, there were $6.5 million of letters of credit that support our workers' compensation programs.

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
Note 6—Income Taxes
Coronavirus Aid, Relief, and Economic Security Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the "CARES Act") was signed into law. The purpose of the CARES Act was to provide $2.2 trillion in funding to fight the COVID-19 pandemic and provide economic relief in the form of tax relief, government loans and grants. The CARES Act contains the following key provisions which affect income taxes:

•Eliminates the 80% of taxable income limitations by allowing corporations to fully utilize net operating loss carryforwards to offset taxable income in 2018, 2019, or 2020 and reinstating it for tax years after 2020;

•Allows net operating losses generated in 2018, 2019 or 2020 to be carried back five years;

•Increases the net interest expense deduction limit to 50% of adjusted taxable income from 30% for the 2019 and 2020 tax years;

•Allows taxpayers with alternative minimum tax credits to claim a refund for the entire amount of the credit instead of recovering the credit through refunds over a period of years, as required by the 2017 Tax Cuts and Jobs Act; and

•Allows entities to deduct more of their charitable cash contributions made during calendar year 2020 by increasing the taxable income limitation to 25% from 10%.

The income tax provisions in the CARES Act have not had a material impact on the Company as of June 30, 2020.
The CARES Act also provides certain payroll tax credits and allows companies to defer payroll tax that would otherwise be due from enactment through December 31, 2020. The Company has recognized $0.8 million of payroll tax credits during fiscal 2020 and has deferred $3.8 million of payroll tax as of June 30, 2020. The payroll tax credits are included as a reduction of selling, general and administrative expenses in the Consolidated Statements of Income and the deferred payroll taxes are included within other liabilities in the Consolidated Balance Sheets. The Company must repay half of the deferred payroll tax by December 31, 2021 and the remainder by December 31, 2022.
The Company has also received $1.1 million of subsidies in Canada during fiscal 2020 as part the Canada Emergency Wage Subsidy program, which was designed to compensate Canadian employers whose business has been affected by the COVID-19 pandemic. These subsidies are included as a reduction of selling, general and administrative expenses in the Consolidated Statements of Income.

Sources of pretax income (loss)

	Fiscal Years Ended
	June 30, 2020	June 30, 2019	June 30, 2018
	(In thousands)
Domestic	$(32,660)	$46,032	$(2,656)
Foreign	(3,984)	(7,620)	(9,492)
Total	$(36,644)	$38,412	$(12,148)

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Components of the provision for income tax expense (benefit)

	Fiscal Years Ended
	June 30, 2020	June 30, 2019	June 30, 2018
	(In thousands)
Current:
Federal	$(376)	$6,085	$(121)
State	412	2,390	135
Foreign	23	(97)	504
	59	8,378	518
Deferred:
Federal	(5,000)	(528)	1,093
State	(1,091)	451	(590)
Foreign	2,462	2,129	(1,689)
	(3,629)	2,052	(1,186)
	$(3,570)	$10,430	$(668)

Reconciliation between the expected income tax provision applying the domestic federal statutory tax rate and the reported income tax provision

	Fiscal Years Ended
	June 30, 2020	June 30, 2019	June 30, 2018
	(In thousands)
Expected provision (benefit) for federal income taxes at the statutory rate	$(7,695)	$8,067	$(3,408)
State income taxes, net of federal benefit	(768)	2,288	247
Impairment of non-deductible goodwill(1)	1,813	—	2,342
Charges without tax benefit	1,707	1,233	1,100
Change in valuation allowance(2)	3,062	4,512	1,173
Reversal of branch liability(2)	—	(3,546)	—
Excess tax expense (benefit) on stock-based compensation	230	(296)	511
Remeasurement of deferred taxes(3)	—	—	(455)
Research and development and other tax credits	(1,724)	(1,972)	(1,665)
Foreign tax differential	(132)	(248)	(10)
Change in uncertain tax positions	20	22	(7)
Other	(83)	370	(496)
Provision (benefit) for federal, state and foreign income taxes	$(3,570)	$10,430	$(668)

(1)In fiscal 2020, the Company impaired $32.9 million of goodwill, which included $8.6 million of non-deductible goodwill. In fiscal 2018, the Company impaired $17.3 million of goodwill, which included $8.3 million of non-deductible goodwill. See Note 4 - Goodwill and Other Intangible Assets for more information about the impairments.
(2)In fiscal 2020, the Company placed $3.1 million of valuation allowances on net operating loss carryforwards and foreign tax credits primarily related to Canada. In fiscal 2019, the Company placed $4.5 million of valuation allowances on net operating loss carryforwards and foreign tax credits generated by its branch operations in Canada, which will likely not be utilized prior to their expiration. These valuation allowances were largely offset by the reversal $3.5 million of branch liabilities associated with the Canadian net operating loss carryforwards and foreign tax credits.
(3)This represents the remeasurement of deferred taxes in connection with Tax Cuts and Jobs Act.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Significant components of the Company’s deferred tax assets and liabilities

	June 30, 2020	June 30, 2019
	(In thousands)
Deferred tax assets:
Warranty reserve	$206	$206
Bad debt reserve	233	238
Paid-time-off accrual	669	616
Insurance reserve	1,221	1,577
Legal reserve	207	1
Net operating loss benefit and credit carryforwards	10,354	10,054
Valuation allowance	(7,763)	(4,959)
Accrued compensation and pension	1,447	1,115
Stock compensation expense on nonvested deferred shares	3,231	3,679
Accrued losses	96	194
Restructuring reserve	1,381	—
Foreign currency translation and other	843	833
Total deferred tax assets	12,125	13,554
Deferred tax liabilities:
Tax over book depreciation	11,313	9,349
Tax over book (book over tax) amortization	(5,195)	1,770
Branch future liability	74	34
Receivable holdbacks and other	6	16
Total deferred tax liabilities	6,198	11,169
Net deferred tax asset	$5,927	$2,385

As reported in the Consolidated Balance Sheets:

	June 30, 2020	June 30, 2019
	(In thousands)
Deferred income tax assets	5,988	2,683
Deferred income tax liabilities	(61)	(298)
Net deferred tax asset	$5,927	$2,385

Operating loss and tax credit carryforwards
The Company has state net operating loss carryforwards, state tax credit carryforwards, federal foreign tax credit carryforwards, foreign net operating loss carryforwards and foreign tax credit carryforwards.  The valuation allowance at June 30, 2020 and June 30, 2019 reduces the recognized tax benefit of these carryforwards to an amount that is more likely than not to be realized.  These carryforwards will generally expire as shown below:

Operating Loss Carryforwards	Expiration Period	Amount (in thousands)
State net operating losses	June 2024 to June 2040	$19,676
Foreign net operating losses	June 2029 to June 2040	$24,618

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Tax Credit Carryforwards	Expiration Period	Amount (in thousands)
State tax credits	June 2032 to June 2035	$877
Federal foreign tax credits	June 2021 to June 2025	$1,239
Foreign tax credits	June 2035 to June 2040	$627

Other
In general, it is the practice and intention of the Company to reinvest the earnings of its foreign subsidiaries in its foreign operations. We do not provide for outside basis differences under the indefinite reinvestment assertion of ASC 740-30.
The Company files tax returns in multiple domestic and foreign taxing jurisdictions. With a few exceptions, the Company is no longer subject to examination by taxing authorities through fiscal 2015. At June 30, 2020, the Company updated its evaluation of its open tax years in all known jurisdictions. As of June 30, 2020, we have a $0.5 million liability for unrecognized tax positions and the payment of related interest and penalties. We treat the related interest and penalties as income tax expense. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.
Note 7—Commitments and Contingencies
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
Unpriced Change Orders and Claims
As of June 30, 2020 and June 30, 2019, costs and estimated earnings in excess of billings on uncompleted contracts included revenue for unpriced change orders and claims of $14.5 million and $10.1 million, respectively. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings. Generally, collection of amounts related to unpriced change orders and claims is expected within twelve months. However, customers may not pay these amounts until final resolution of related claims, and accordingly, collection of these amounts may extend beyond one year.
Other
During the third quarter of fiscal 2020, the Company commenced litigation in an effort to collect $17.8 million in accounts receivable from an iron and steel customer following the deterioration of the relationship in the second quarter of fiscal 2020. Based on the terms of the contract with this customer, the Company is entitled to collect the full amount owed under the contract. However, the timing of collection is uncertain.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
The Company and its subsidiaries are participants in various legal actions. It is the opinion of management that none of the other known legal actions, including a contract dispute with a customer involving the construction of a crude terminal, will have a material impact on the Company’s financial position, results of operations or liquidity.
Note 8— Leases
The Company enters into lease arrangements for real estate, construction equipment and information technology equipment in the normal course of business. Real estate leases accounted for approximately 87% of all right-of-use assets as of June 30, 2020. Most real estate and information technology equipment leases generally have fixed payments that follow an agreed upon payment schedule and have remaining lease terms ranging from less than a year to 16 years. Construction equipment leases generally have "month-to-month" lease terms that automatically renew as long as the equipment remains in use.

The Company recorded $3.2 million of impairments to right-of-use assets related to leased office space that was closed in connection with the Company's restructuring activities, see Note 14 – Restructuring Costs for additional information.

The components of lease expense in the Consolidated Statements of Income are as follows:

		Fiscal Year Ended
		June 30, 2020
Lease expense	Location of Expense in Statements of Income	(in thousands)
Operating lease expense	Cost of revenue and selling, general and administrative expenses	$12,274
Short-term lease expense(1)	Cost of revenue	37,371
Total lease expense		$49,645

(1)Primarily represents the lease expense of construction equipment that is subject to month-to-month rental agreements with expected rental durations of less than one year.

The future undiscounted lease payments, as reconciled to the discounted operating lease liabilities presented in the Company's Condensed Consolidated Balance Sheets, were as follows:

June 30, 2020
Maturity Analysis:	(in thousands)
Fiscal 2021	$8,719
Fiscal 2022	5,430
Fiscal 2023	3,978
Fiscal 2024	3,010
Fiscal 2025	2,352
Thereafter	9,630
Total future operating lease payments	33,119
Less: imputed interest	(5,554)
Net present value of future lease payments	27,565
Less: current portion of operating lease liabilities	7,568
Non-current operating lease liabilities	$19,997

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
The following is a summary of the weighted average remaining operating lease term and weighted average discount rate as of June 30, 2020:

Weighted-average remaining lease term (in years)	6.2 years
Weighted-average discount rate	5.6%

Supplemental cash flow information related to leases is as follows:

Fiscal Year Ended
June 30, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease payments	$12,798
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$36,984

During the third quarter of fiscal 2020, the Company received leasehold improvements of $2.5 million from a lessor as a tenant incentive. This incentive is considered to be a non-cash investing activity.
Note 9—Stockholders’ Equity
Preferred Stock
The Company has 5.0 million shares of preferred stock authorized, none of which was issued or outstanding at June 30, 2020 or June 30, 2019.
Treasury Shares
On November 6, 2018, the Board of Directors approved a stock buyback program (the "November 2018 Program"), which replaced the previous program that had been in place since December 2016 and was set to expire in December 2018. Under the November 2018 Program, the Company may repurchase common stock up to a maximum of $30.0 million per calendar year provided that the aggregate number of shares repurchased may not exceed 10%, or approximately 2.7 million, of the Company's shares outstanding as of November 6, 2018. The Company may repurchase its stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and is not obligated to purchase any shares. The November 2018 Program will continue unless and until it is modified or revoked by the Board of Directors. In fiscal 2020, the Company repurchased 1,047,606 shares of its common stock for $17.0 million under the November 2018 Program. There were 1,349,037 shares available for repurchase under the November 2018 Program as of June 30, 2020.
In addition to the stock buyback program, the Company may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. The Company withheld 181,081 and 79,111 shares of common stock during fiscal 2020 and 2019, respectively, to satisfy these obligations. These shares were returned to the Company’s pool of treasury shares. The Company has 1,746,689 treasury shares as of June 30, 2020 and intends to utilize these treasury shares in connection with equity awards under the Company’s stock incentive plans and for sales to the Employee Stock Purchase Plan.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Note 10—Stock-Based Compensation
Total stock-based compensation expense for the fiscal years ended June 30, 2020, June 30, 2019, and June 30, 2018 was $9.9 million, $11.9 million and $8.6 million, respectively. Measured but unrecognized stock-based compensation expense at June 30, 2020 was $11.9 million, all of which related to nonvested deferred shares which are expected to be recognized as expense over a weighted average period of 1.6 years. The Company recognized excess tax expense of $0.2 million and $0.5 million related to stock-based compensation vesting for the fiscal years ended June 30, 2020 and 2018, respectively. The Company recognized excess tax benefits of $0.3 million for the fiscal year ended June 30, 2019 related to stock-based compensation vesting.
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
Awards totaling 1,600,000 shares have been authorized under the 2018 Plan. There were 1,473,424 shares available for grant under the 2018 Plan as of June 30, 2020.
Stock Options
Stock options are granted at the market value of the Company’s common stock on the grant date and expire after 10 years. The Company’s policy is to issue shares upon the exercise of stock options from its treasury shares, if available. The Company did not award any new stock options in fiscal years 2020, 2019, or 2018.
Stock option activity and related information for the fiscal year ended June 30, 2020 is as follows:

	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Aggregate Intrinsic Value
		(Years)		(In thousands)
Outstanding at June 30, 2019	53,700	2.4	$10.19	$541
Granted	—		—	—
Exercised	—		—	—
Canceled	—		—	—
Outstanding at June 30, 2020	53,700	1.4	$10.19	$—
Vested at June 30, 2020	53,700	1.4	$10.19	$—
Exercisable at June 30, 2020	53,700	1.4	$10.19	$—

The total intrinsic value of stock options exercised was $0.1 million and $0.3 million during fiscal year 2019 and fiscal 2018, respectively. No stock options were exercised in fiscal 2020.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Nonvested Deferred Shares
The Company has issued nonvested deferred shares under the following types of arrangements:

•Time-based awards—Employee awards generally vest in four equal annual installments beginning one year after the grant date. Beginning in fiscal 2019, the award agreements contain a provision that accelerates the vesting for retirement eligible participants and participants that become retirement eligible during the vesting period and who elect to retire more than one year after the date of the award. The award is forfeited if retirement occurs before the first anniversary of the award. Settlement still occurs on the normal vesting schedules. Director awards vest one year after the grant date.

•Market-based awards—These awards are in the form of performance units which vest 3 years after the grant date only if the Company’s common stock achieves certain levels of total shareholder return when compared to the total shareholder return of a peer group of companies as selected by the Compensation Committee of the Board of Directors. The payout can range from zero to 200% of the original award depending on the Company's relative total shareholder return during the performance period. These awards are settled in stock. As of June 30, 2020, there are approximately 232,000, 170,000, and 200,000 performance units that are scheduled to vest in fiscal 2021, fiscal 2022, and fiscal 2023, respectively, assuming target performance.
All awards vest upon the death or disability of the participant or upon a change of control of the Company.
The grant date fair value of the time-based awards is determined by the market value of the Company's common stock on the grant date. The grant date fair value of stock options is determined based on the Black-Scholes option pricing model. The grant date fair value of the market-based awards is calculated using a Monte Carlo model. For the fiscal 2020 grant, the model estimated the fair value of the award based on approximately 100,000 simulations of the future prices of the Company's common stock compared to the future prices of the common stock of its peer companies based on historical volatilities. The model also took into account the expected dividends over the performance period of those peer companies which pay cash dividends.
Nonvested deferred share activity for the fiscal year ended June 30, 2020 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested shares at June 30, 2019	1,459,511	$19.88
Shares granted	490,322	$21.79
Shares vested and released	(542,279)	$19.43
Shares canceled	(172,636)	$19.51
Nonvested shares at June 30, 2020	1,234,918	$20.89

There were 602,148 and 715,539 deferred shares granted in fiscal 2019 and 2018 with average grant date fair values of $25.10 and $13.64 per share, respectively. There were 314,711 and 253,241 deferred shares that vested and were released in fiscal 2019 and 2018 with weighted average fair values of $16.23 and $19.60 per share, respectively.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
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

The computation of basic and diluted EPS is as follows:

	Fiscal Years Ended
	June 30, 2020	June 30, 2019	June 30, 2018
	(In thousands, except per share data)
Basic EPS:
Net income (loss)	$(33,074)	$27,982	$(11,480)
Weighted average shares outstanding	26,621	26,891	26,769
Basic earnings (loss) per share	$(1.24)	$1.04	$(0.43)
Diluted EPS:
Weighted average shares outstanding—basic	26,621	26,891	26,769
Dilutive stock options	—	28	—
Dilutive nonvested deferred shares	—	668	—
Diluted weighted average shares	26,621	27,587	26,769
Diluted earnings (loss) per share	$(1.24)	$1.01	$(0.43)
The following securities are considered antidilutive and have been excluded from the calculation of diluted earnings (loss) per share:

	Fiscal Years Ended
	June 30, 2020	June 30, 2019	June 30, 2018
	(In thousands of shares)
Stock options	19	—	31
Nonvested deferred shares	662	160	424
Total antidilutive securities	681	160	455

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
The Company’s matching contributions were $6.2 million in each of the fiscal years ended June 30, 2020 and 2019 and $5.8 million for the fiscal year ended June 30, 2018.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Multiemployer Pension Plans
The Company contributes to various union sponsored multiemployer benefit plans in the U.S. and Canada. Benefits under these plans are generally based on compensation levels and years of service.
For the Company, the financial risks of participating in multiemployer plans are different from single-employer plans in the following respects:
•Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
•If a participating employer discontinues contributions to a plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
•If a participating employer chooses to stop participating in a plan, a withdrawal liability may be created based on the unfunded vested benefits for all employees in the plan.
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
Our participation in significant plans for the fiscal year ended June 30, 2020 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number. The zone status is based on the latest information that the Company received from the plan and is certified by the plan’s actuary. Plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are generally less than 80 percent funded, and plans in the green zone are generally at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Surcharge Imposed” column includes plans in a red zone status that require a payment of a surcharge in excess of regular contributions. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending or Implemented	Company Contributions Fiscal Year			Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement
		2020	2019		2020	2019	2018
					(In thousands)
Boilermaker-Blacksmith National Pension Trust	48-6168020/001	Yellow	Red	Implemented	$6,634	$12,434	$8,525	No	Described below (1)
Joint Pension Fund Local Union 164 IBEW	22-6031199/001	Described below (2)	Yellow	Implemented	1,560	2,180	2,391	No	5/31/2021
Joint Pension Fund of Local Union No 102 IBEW	22-1615726/001	Green	Green	NA	1,227	1,610	2,489	No	5/31/2022
IBEW Local 456 Pension Plan	22-6238995/001	Described below (2)	Green	NA	427	574	6,005	No	5/31/2021
Local 351 IBEW Pension Plan	22-3417366/001	Green	Green	NA	1,709	2,025	1,187	No	12/4/2021
Steamfitters Local Union No 420 Pension Plan	23-2004424/001	Red	Red	Implemented	1,523	639	1,558	Yes	Described below (3)
IBEW Local Union 98 Pension Plan	23-1990722/001	Red	Red	Implemented	352	828	1,106	Yes	Described below (3)
Indiana Laborers Pension Fund	35-6027150/001	Described below (2)	Green	NA	1,604	3,349	3,542	No	Described below (3)
Iron Workers Mid-America Pension Plan, Local 395	36-6488227/001	Described below (2)	Green	NA	840	2,596	4,412	No	5/31/2024
Pipe Fitters Retirement Fund, Local 597	62-6105084/001	Green	Green	NA	835	3,469	3,682	No	Described below (4)
Iron Workers Pension Plan of Western Pennsylvania, Local 3	25-1283169/001	Described below (2)	Yellow	Implemented	500	2,317	1,539	No	5/1/2021
Iron Workers Pension Plan, Local 55	34-6682351/001	Described below (2)	Described below (2)	NA	2,951	4,333	198	No	6/30/2024
National Electrical Benefit Fund, Locals 488 and 126	53-0181657/001	Green	Green	NA	1,502	4,577	824	No	1/1/2023
Connecticut Plumbers and Pipefitters Pension Fund, Local 777	06-6050353/001	Described below (2)	Green	NA	—	3,307	115	No	6/1/2021
Northwestern Ohio Plumbers and Pipefitters Pension, Local 50	34-6502487/001	Described below (2)	Green	NA	2,504	1,161	61	No	3/31/2022
Ohio Carpenters' Pension Fund, Locals 1090 and 351	34-6574360/001	Red	Red	Implemented	3,042	2,962	318	Yes	4/30/2021
IBEW Local 654 Pension Plan	23-6538183/001	Described below (2)	Described below (2)	NA	1,021	1,006	1,620	No	6/3/2023
		Contributions to other multiemployer plans			9,172	15,019	15,152
		Total contributions made			$37,403	$64,386	$54,724

(1)Our employees are members of several Boilermaker unions that participate in the Boilermaker-Blacksmith National Pension Trust. The most significant of these unions are Boilermakers Locals 549, 85, 92, 374, 363, and 128, which have collective bargaining agreements that expire on September 30, 2020, April 30, 2021, September 30, 2020, December 31, 2022, December 31, 2020 and April 30, 2022, respectively.
(2)For the Local 164 IBEW Pension Plan, Local 456 IBEW Pension Plan, Indiana Laborers Pension Fund, Local 395 Iron Workers Mid-America Pension Plan, Local 3 Iron Workers Pension Plan of Western Pennsylvania, Iron Workers Pension Plan Local 55, Local 777 Connecticut Plumbers and Pipefitters Pension Fund, Local 50 Northwestern Ohio Plumbers and Pipefitters Pension, and Local 654 IBEW Pension Plan, the Company has not received a funding notification that covers the Company's fiscal year 2020 during the preparation of this Form 10-K. For Local 55 Iron Workers Pension Plan and Local 654 IBEW Pension Plan, the Company has not received a funding notification that covers the Company's fiscal year 2019 either. Under Federal pension law, if a multiemployer pension plan is determined to be in critical or endangered status, the plan must provide notice of this status to participants, beneficiaries, the bargaining parties, the Pension Benefit Guaranty Corporation, and the Department of Labor. The Company also observed that these plans have not submitted any Critical or Endangered Status Notices to the Department of Labor for calendar years that we have not received notification. The Critical or Endangered Status Notices can be accessed at https://www.dol.gov/agencies/ebsa/about-ebsa/our-activities/public-disclosure/critical-status-notices.
(3)At the time of the filing of this Form 10-K, the Company's collective bargaining agreements have expired for these unions and no new agreements are in place.
(4)The Company's collective bargaining agreement with Pipe Fitters Local 597 does not have an expiration date. The agreement was last renegotiated in 2019.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Employee Stock Purchase Plan
The Matrix Service Company 2011 Employee Stock Purchase Plan (“ESPP”) was effective January 1, 2011. The ESPP allows employees to purchase shares through payroll deductions and members of the Board of Directors to purchase shares from amounts withheld from their cash retainers. Share purchases are limited to an aggregate market value of no greater than $60,000 per calendar year per participant and are purchased from the Company at the current market value with no discount to the participant. Contributions are with after tax earnings and are accumulated in non-interest bearing accounts for quarterly purchases of company stock. Upon the purchase of shares, the participants receive all stockholder rights including dividend and voting rights, and are permitted to sell their shares at any time. The Company has made 1,000,000 shares available under the ESPP. The ESPP can be terminated at any time at the discretion of the Board of Directors and will automatically terminate on January 2, 2021. Shares are issued from Treasury Stock under the ESPP. There were 20,733 shares issued in fiscal 2020, 15,812 shares in fiscal 2019, and 21,920 shares in fiscal 2018.
Note 13—Segment Information
In fiscal 2020, we operated our business through four reportable segments: Electrical Infrastructure; Oil Gas & Chemical; Storage Solutions; and Industrial.
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
The Oil Gas & Chemical segment serves customers primarily in the downstream and midstream petroleum industries who are engaged in refining crude oil and processing, fractionating, and marketing of natural gas and natural gas liquids. We also perform work in the petrochemical, and sulfur extraction, recovery and processing markets. Our services include plant maintenance, turnarounds, engineering and capital construction. We also offer industrial cleaning services, including hydro-blasting, hydro-excavating, advanced chemical cleaning and vacuum services.
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
The Process and Industrial Facilities segment includes engineering, maintenance, turnarounds and capital projects for the refining, chemical and petrochemical industries; midstream natural gas processing; other industrial processing facilities including biofuels, fertilizer, and sulfur; mining and minerals infrastructure; and thermal vacuum chambers. This segment is similar to the former Oil Gas & Chemical segment described above, but includes mining and minerals, thermal vacuum chambers, and work in other industrial facilities which were historically reported in the Industrial segment.
Due to changing markets facing our clients and to better align the financial reporting of the Company with our long-term strategic growth areas, we are changing our reporting segments. Beginning in fiscal 2021, the Company’s financial results will be reported under the following three segments: Utility and Power Infrastructure; Process and Industrial Facilities; and Storage and Terminal Solutions. The services provided by each of these segments is described below.
The Utility and Power Infrastructure segment includes services provided in power delivery and power generation, as well as natural gas utility peak shaving. This segment is similar to the former Electrical Infrastructure segment described above, but includes natural gas utility peak shaving facilities that have been historically reported in the Storage Solutions segment.

The Process and Industrial Facilities segment includes engineering, maintenance, turnarounds and capital projects for the refining, chemical and petrochemical industries; midstream natural gas processing; other industrial processing facilities including biofuels, fertilizer, and sulfur; mining and minerals infrastructure; and thermal vacuum chambers. This segment is similar to the former Oil Gas & Chemical segment described above, but includes mining and minerals as well as thermal vacuum chambers, which were historically reported in the Industrial segment.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The Storage and Terminal Solutions segment includes engineering, construction, maintenance and repair for aboveground storage tanks and terminals; LNG facilities for import/export fueling and bunkering; NGL and other specialty vessels; aboveground storage tank products; and other renewable energy storage and terminal solutions. This segment is similar to the former Storage Solutions segment described above, but does not include the natural gas utility peak shaving facilities, which will be reported as part of the Utility and Power Infrastructure segment.
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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Results of Operations
(In thousands)

	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial	Unallocated Corporate	Total
Fiscal year ended June 30, 2020
Gross revenue	$112,890	$203,404	$562,439	$228,827	$—	$1,107,560
Less: inter-segment revenue	—	2,454	3,240	928	—	6,622
Consolidated revenue	112,890	200,950	559,199	227,899	—	1,100,938
Gross profit (loss)	(1,105)	15,822	71,934	15,525	—	102,176
Intangible asset impairments and restructuring costs	27,855	3,850	1,296	19,524	—	52,525
Operating income (loss)	(36,503)	(7,328)	27,306	(20,100)	—	(36,625)
Segment assets	96,010	74,041	203,291	19,957	124,011	517,310
Capital expenditures	2,141	1,580	8,394	3,600	2,824	18,539
Depreciation and amortization expense	2,108	5,465	7,492	4,059	—	19,124
Fiscal year ended June 30, 2019
Gross revenue	$217,417	$322,065	$524,330	$357,464	$—	$1,421,276
Less: inter-segment revenue	—	2,198	2,398	—	—	4,596
Consolidated revenue	217,417	319,867	521,932	357,464	—	1,416,680
Gross profit	15,470	35,987	56,011	24,483	—	131,951
Intangible asset impairments and restructuring costs	—	—	—	—	—	—
Operating income	3,668	12,984	14,097	7,181	—	37,930
Segment assets	155,880	91,959	188,912	90,336	106,307	633,394
Capital expenditures	2,493	2,736	4,644	3,464	6,221	19,558
Depreciation and amortization expense	2,460	4,661	6,666	4,437	—	18,224
Fiscal year ended June 30, 2018
Gross revenue	$255,931	$324,546	$319,106	$198,155	$—	$1,097,738
Less: inter-segment revenue	—	1,774	4,410	1	—	6,185
Consolidated revenue	255,931	322,772	314,696	198,154	—	1,091,553
Gross profit	18,300	33,423	25,778	14,435	—	91,936
Intangible asset impairments and restructuring costs	17,281	717	—	—	—	17,998
Operating income (loss)	(16,531)	8,798	(5,907)	3,161	—	(10,479)
Segment assets	161,207	111,064	149,695	58,816	77,251	558,033
Capital expenditures	493	1,514	3,346	—	3,358	8,711
Depreciation and amortization expense	4,359	5,904	6,623	3,461	—	20,347

Geographical information is as follows:

	Long-Lived Assets
	June 30, 2020	June 30, 2019	June 30, 2018
	(In thousands)
United States	$164,056	$193,472	$174,241
Canada	5,659	10,110	13,738
Other international	12,435	12,502	13,008
	$182,150	$216,084	$200,987

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Information about Significant Customers:

	Significant Customers as a Percentage of Segment Revenue
	Consolidated	Electrical Infrastructure	Oil Gas & Chemical	Storage Solutions	Industrial
Fiscal Year ended June 30, 2020
Customer one	9.7%	—%	—%	—%	47.1%
Customer two	8.2%	—%	—%	16.2%	—%
Customer three	8.2%	—%	—%	16.1%	—%
Customer four	6.8%	—%	—%	13.4%	—%
Customer five	4.1%	—%	17.8%	1.7%	—%
Customer six	3.8%	—%	20.1%	0.2%	—%
Customer seven	3.2%	—%	10.7%	2.5%	—%
Customer eight	3.0%	—%	16.7%	—%	—%
Customer nine	2.4%	—%	—%	—%	11.4%
Customer ten	2.0%	19.7%	—%	—%	—%
Customer eleven	1.8%	16.1%	—%	0.1%	0.7%
Customer twelve	1.7%	14.8%	—%	—%	0.9%
Customer thirteen	1.5%	14.6%	—%	—%	—%
Fiscal Year ended June 30, 2019
Customer one	9.7%	—%	—%	—%	38.4%
Customer two	7.6%	49.0%	—%	—%	0.4%
Customer three	7.6%	—%	—%	—%	30.1%
Customer four	7.2%	—%	30.9%	0.6%	—%
Customer five	7.1%	—%	—%	19.4%	—%
Customer six	5.0%	—%	—%	13.6%	—%
Customer seven	4.6%	0.3%	3.1%	10.6%	—%
Customer eight	3.4%	22.4%	—%	—%	—%
Customer nine	3.1%	—%	—%	—%	12.3%
Customer ten	3.0%	—%	—%	—%	12.0%
Customer eleven	2.1%	13.4%	—%	—%	—%
Fiscal Year ended June 30, 2018
Customer one	11.4%	—%	—%	—%	62.9%
Customer two	8.6%	—%	29.0%	—%	—%
Customer three	6.4%	26.5%	—%	0.6%	—%
Customer four	6.0%	25.4%	—%	—%	—%
Customer five	4.2%	—%	12.0%	2.2%	—%
Customer six	3.2%	—%	10.8%	—%	—%
Customer seven	3.2%	—%	—%	10.9%	—%
Customer eight	3.0%	12.9%	—%	—%	—%
Customer nine	2.7%	—%	—%	—%	14.7%
Customer ten	2.3%	10.0%	—%	—%	—%

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Note 14—Restructuring Costs
In February 2020, the Company announced a business improvement plan for the Electrical Infrastructure segment and its strategic initiative to exit the domestic iron and steel industry. Planned activities under the business improvement plan and the wind down of the domestic iron and steel industry were expanded in the second half of the year due to lower revenue in fiscal 2020 and uncertainties caused by the COVID-19 pandemic.
The business improvement plan consisted of discretionary cost reductions, workforce reductions and closures of certain offices in order to increase the utilization of the Company's staff and bring the cost structure of the business in line with the near-term revenue expectation. The restructuring costs are primarily comprised of severance and personnel-related costs related to reductions in workforce and impairments of operating lease right-of-use assets, other intangible assets and other fixed assets related to the closure of certain offices. The Company incurred $14.0 million of restructuring costs in fiscal 2020 and has substantially completed its business improvement plan and the wind down of the domestic iron and steel business as of June 30, 2020.
Restructuring costs incurred are classified as follows:

Fiscal Year Ended June 30, 2020
(in thousands)
Electrical Infrastructure
Severance costs and other benefits	$1,571
Facility costs	234
Other intangible asset impairments	1,150
Total Electrical Infrastructure	$2,955
Oil Gas & Chemical
Severance costs and other benefits	$1,767
Facility costs	1,708
Other intangible asset impairments	375
Total Oil Gas & Chemical	$3,850
Storage Solutions
Severance costs and other benefits	$576
Facility costs	720
Other intangible asset impairments	—
Total Storage Solutions	$1,296
Industrial
Severance costs and other benefits	$4,861
Facility costs	1,048
Other intangible asset impairments	—
Total Industrial	$5,909
Total restructuring costs	$14,010

Restructuring Costs by Type:
Total severance costs and other benefits	$8,775
Total facility costs	3,710
Total other intangible asset impairments	1,525
Total restructuring costs	$14,010

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The table below is a reconciliation of the beginning and ending restructuring reserve balance (in thousands):

Balance as of June 30, 2019	$—
Restructuring costs incurred	14,010
Non-cash restructuring costs	(5,215)
Cash payments	(6,392)
Balance as of June 30, 2020(1)	$2,403

(1)The restructuring reserve is included within other accrued expenses in the Consolidated Balance Sheets.

Matrix Service Company
Quarterly Financial Data (Unaudited)
Fiscal Years Ended June 30, 2020 and June 30, 2019

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Fiscal Year 2020
Revenue	$338,097	$318,677	$248,327	$195,837
Gross profit	32,465	30,001	20,477	19,233
Intangible asset impairments and restructuring costs	—	38,515	6,559	7,451
Operating income (loss)	8,774	(31,679)	(5,800)	(7,920)
Net income (loss)	6,151	(28,008)	(5,495)	(5,722)
Earnings (loss) per common share:
Basic	0.23	(1.04)	(0.21)	(0.22)
Diluted	0.22	(1.04)	(0.21)	(0.22)
Fiscal Year 2019
Revenue	$318,511	$340,568	$358,887	$398,714
Gross profit	23,421	27,886	36,906	43,738
Operating income	2,220	5,527	12,794	17,389
Net income	2,305	3,932	8,933	12,812
Earnings per common share:
Basic	0.09	0.15	0.33	0.48
Diluted	0.08	0.14	0.33	0.47

The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to changes in the average number of common shares outstanding and rounding.

Matrix Service Company
Schedule II—Valuation and Qualifying Accounts
June 30, 2020, June 30, 2019, and June 30, 2018
(In thousands)

COL. A	COL. B	COL. C ADDITIONS		COL. D		COL. E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts—Describe	Deductions—Describe		Balance at End of Period
Fiscal Year 2020
Deducted from asset accounts:
Allowance for doubtful accounts	$923	$1,158	$—	$(1,176)	(A)	$905
Valuation reserve for deferred tax assets	4,959	3,062	—	(258)	(B)	7,763
Total	$5,882	$4,220	$—	$(1,434)		$8,668
Fiscal Year 2019
Deducted from asset accounts:
Allowance for doubtful accounts	6,327	5	—	(5,409)	(C)	923
Valuation reserve for deferred tax assets	1,638	4,594	—	(1,273)	(D)	4,959
Total	7,965	4,599	—	(6,682)		5,882
Fiscal Year 2018
Deducted from asset accounts:
Allowance for doubtful accounts	9,887	107	—	(3,667)	(E)	6,327
Valuation reserve for deferred tax assets	1,719	1,020	—	(1,101)	(F)	1,638
Total	11,606	1,127	—	(4,768)		7,965

(A)Primarily relates to a $0.6 million reserve that was recognized as bad debt expense and ultimately settled and written off within fiscal 2020 and $0.3 million of payments received on a balance that was fully reserved.
(B)Relates to foreign currency exchange rate differences for the portion of the valuation allowance on net operating loss and tax credit carryforwards in foreign jurisdictions.
(C)Primarily relates to a $5.2 million reversal of a previous reserved account receivable balance that was fully settled with an agreement with the customer.
(D)Relates to the deferred tax asset of $0.8 million created by a stock-based compensation award with a market condition that was fully reserved in fiscal 2018. In fiscal 2019, upon the final determination that the award would not vest, the Company wrote off the deferred tax asset against the reserve. The remaining balance relates to $0.5 million of fully reserved tax credits that expired in fiscal 2019.
(E)Primarily relates to the reversal of reserved account receivable that was fully settled with cash and future backlog.
(F)Primarily relates to $0.8 million of stock-based compensation expense recognized in fiscal 2018 that was not deductible for tax purposes due to not meeting a market condition vesting requirement and to $0.3 million of foreign tax credits that expired.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2020.
Management’s Report on Internal Control over Financial Reporting
See “Management’s Report on Internal Control over Financial Reporting” set forth in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes during the fourth quarter of fiscal 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting despite the fact that many of our employees worked remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effects of the pandemic on our internal controls to minimize the impact to their design and operating effectiveness.
Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to the Company’s directors and corporate governance is incorporated herein by reference to the sections entitled “Proposal Number 1: Election of Directors” and “Corporate Governance and Board Matters” in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (“Proxy Statement”). The information required by this item with respect to the Company’s executive officers is incorporated herein by reference to the section entitled “Executive Officer Information” in the Proxy Statement.
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

(2) Financial Statement Schedules
The financial statement schedule is filed as a part of this report under Schedule II—Valuation and Qualifying Accounts June 30, 2020, June 30, 2019 and June 30, 2018, immediately following Quarterly Financial Data (Unaudited). All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

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

3.5	Second Amended and Restated Bylaws, effective as of May 4, 2017 (Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461) filed May 10, 2017).

4.2	Description of the Company's Common Stock (Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed September 4, 2019).

+10.1	Matrix Service Company 2004 Stock Incentive Plan (Appendix B to the Company’s Proxy Statement filed September 15, 2006 (File No. 1-15461)).

+10.2	Amendment 1 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10 to Amended Schedule 14A filed October 4, 2006 (File No. 1-15461)).

+10.3	Amendment 2 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 5, 2008).

+10.4	Amendment 3 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit A to the Company’s Proxy Statement filed September 11, 2009 (File No. 1-15461)).

+10.5	Matrix Service Company 2012 Stock and Incentive Compensation Plan (Attachment A to the Company's Proxy Statement (File No. 1-15461) filed October 10, 2012).

+ 10.6	Amendment Number 1 to the Matrix Service Company 2012 Stock and Incentive Compensation Plan (Exhibit A to the Company's Proxy Statement (File No. 1-15461) filed October 10, 2014).

+10.7	Form of Long-Term Incentive Award Agreement (2012 Stock and Incentive Compensation Plan) (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-15461) filed November 7, 2016).

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

*+10.14	Form of Restricted Stock Unit Agreement for Employees (2018 Stock and Incentive Compensation Plan).

*+10.15	Form of Long-Term Incentive Award Agreement (2018 Stock and Incentive Compensation Plan).

+10.16	Form of Amended and Restated Severance Agreement (Exhibit 10 to the Company's Current Report on Form 8-K filed November 15, 2016 (File No. 1-15461)).

+10.17	Amended and Restated Deferred Compensation Plan for Members of the Board of Directors (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461) filed January 8, 2009).

+10.18
Amendment 1 to Amended and Restated Deferred Compensation Plan for Members of the Board of Directors (Exhibit 10 to the Company's Quarterly Report on Form 10-Q (File No. 1-15461) filed November 9, 2012).

10.19
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

10.20	First Amendment dated as of August 31, 2017 to Fourth Amended and Restated Credit Agreement (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461), filed November 7, 2017).

+10.21	Form of Indemnification Agreement (Exhibit 10 to the Company's Quarterly Report on Form 10-Q (File No. 1-15461) filed November 7, 2019).

*21	Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

*31.1	Certification Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CEO.

*31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CFO.

*32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CEO.

*32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CFO.

*95	Mine Safety Disclosure.
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

+Management Contract or Compensatory Plan.

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Matrix Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrix Service Company

Date : September 3, 2020	By:	/S/ John R. Hewitt
John R. Hewitt, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ Jim W. Mogg	Chairman of the Board of Directors	September 3, 2020
Jim W. Mogg

/S/ John R. Hewitt	President, Chief Executive Officer and Director	September 3, 2020
John R. Hewitt	(Principal Executive Officer)

/S/ Kevin S. Cavanah	Vice President and Chief Financial Officer	September 3, 2020
Kevin S. Cavanah	(Principal Accounting and Principal Financial Officer)

/S/ Martha Z. Carnes	Director	September 3, 2020
Martha Z. Carnes

/S/ John D. Chandler	Director	September 3, 2020
John D. Chandler

/S/ Carlin G. Conner	Director	September 3, 2020
Carlin G. Conner

/S/ John W. Gibson	Director	September 3, 2020
John W. Gibson

/S/ Liane K. Hinrichs	Director	September 3, 2020
Liane K. Hinrichs

/S/ James H. Miller	Director	September 3, 2020
James H. Miller