Form 10-Q
period 2020-09-30
MATRIX SERVICE CO
filed 2020-11-05
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2020 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,468,781 shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30, 2020	September 30, 2019
Revenue	$182,771	$338,097
Cost of revenue	168,421	305,632
Gross profit	14,350	32,465
Selling, general and administrative expenses	18,128	23,691
Restructuring costs	(320)	—
Operating income (loss)	(3,458)	8,774
Other income (expense):
Interest expense	(375)	(389)
Interest income	33	474
Other	1,033	3
Income (loss) before income tax expense	(2,767)	8,862
Provision for federal, state and foreign income taxes	270	2,711
Net income (loss)	$(3,037)	$6,151

Basic earnings (loss) per common share	$(0.12)	$0.23
Diluted earnings (loss) per common share	$(0.12)	$0.22
Weighted average common shares outstanding:
Basic	26,265	26,935
Diluted	26,265	27,575
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2020	September 30, 2019
Net income (loss)	$(3,037)	$6,151
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss) (net of tax expense (benefit) of $12 and ($22) for the three months ended September 30, 2020, and 2019, respectively)	404	(394)
Comprehensive income (loss)	$(2,633)	$5,757
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	September 30, 2020	June 30, 2020
Assets
Current assets:
Cash and cash equivalents	$82,175	$100,036
Accounts receivable, less allowances (September 30, 2020—$830 and June 30, 2020—$905)	171,504	160,671
Costs and estimated earnings in excess of billings on uncompleted contracts	57,694	59,548
Inventories	6,751	6,460
Income taxes receivable	4,071	3,919
Other current assets	9,144	4,526
Total current assets	331,339	335,160
Property, plant and equipment at cost:
Land and buildings	42,845	42,695
Construction equipment	95,332	94,154
Transportation equipment	53,460	55,864
Office equipment and software	41,896	39,356
Construction in progress	2,648	4,427
Total property, plant and equipment - at cost	236,181	236,496
Accumulated depreciation	(156,743)	(155,748)
Property, plant and equipment - net	79,438	80,748
Operating lease right-of-use assets	20,152	21,375
Goodwill	60,437	60,369
Other intangible assets, net of accumulated amortization	8,287	8,837
Deferred income taxes	5,684	5,988
Other assets	6,893	4,833
Total assets	$512,230	$517,310
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	September 30, 2020	June 30, 2020
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$68,615	$73,094
Billings on uncompleted contracts in excess of costs and estimated earnings	63,523	63,889
Accrued wages and benefits	16,682	16,205
Accrued insurance	7,657	7,301
Operating lease liabilities	6,585	7,568
Other accrued expenses	7,157	7,890
Total current liabilities	170,219	175,947
Deferred income taxes	34	61
Operating lease liabilities	18,820	19,997
Borrowings under senior secured revolving credit facility	9,383	9,208
Other liabilities	7,754	4,208
Total liabilities	206,210	209,421
Commitments and contingencies
Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of September 30, 2020 and June 30, 2020; 26,460,196 and 26,141,528 shares outstanding as of September 30, 2020 and June 30, 2020	279	279
Additional paid-in capital	132,687	138,966
Retained earnings	203,365	206,402
Accumulated other comprehensive loss	(7,969)	(8,373)
	328,362	337,274
Less: Treasury stock, at cost — 1,428,021 shares as of September 30, 2020, and 1,746,689 shares as of June 30, 2020	(22,342)	(29,385)
Total stockholders' equity	306,020	307,889
Total liabilities and stockholders’ equity	$512,230	$517,310
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2020	September 30, 2019
Operating activities:
Net income (loss)	$(3,037)	$6,151
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	4,639	4,779
Stock-based compensation expense	2,218	3,024
Operating lease impairment due to restructuring	150	—
Deferred income tax	289	1,990
Gain on sale of property, plant and equipment	(941)	(93)
Provision for uncollectible accounts	(64)	224
Other	101	84
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(10,769)	3,594
Costs and estimated earnings in excess of billings on uncompleted contracts	1,854	30,087
Inventories	(291)	456
Other assets and liabilities	(8,018)	(297)
Accounts payable	(4,431)	(15,240)
Billings on uncompleted contracts in excess of costs and estimated earnings	(366)	24,565
Accrued expenses	3,646	(3,220)
Net cash provided (used) by operating activities	(15,020)	56,104
Investing activities:
Capital expenditures	(2,777)	(8,684)
Proceeds from asset sales	1,074	151
Net cash used by investing activities	$(1,703)	$(8,533)

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2020	September 30, 2019
Financing activities:
Advances under senior secured revolving credit facility	$—	$8,984
Repayments of advances under senior secured revolving credit facility	—	(2,872)
Proceeds from issuance of common stock under employee stock purchase plan	82	83
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(1,536)	(3,394)
Net cash provided (used) by financing activities	(1,454)	2,801
Effect of exchange rate changes on cash and cash equivalents	316	(198)
Increase (decrease) in cash and cash equivalents	(17,861)	50,174
Cash and cash equivalents, beginning of period	100,036	89,715
Cash and cash equivalents, end of period	$82,175	$139,889
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$122	$5,069
Interest	$470	$417
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$—	$263

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total
Balances, July 1, 2020	$279	$138,966	$206,402	$(29,385)	$(8,373)	$307,889
Net loss	—	—	(3,037)	—	—	(3,037)
Other comprehensive income	—	—	—	—	404	404
Issuance of deferred shares (478,703 shares)	—	(8,435)	—	8,435	—	—
Treasury shares sold to Employee Stock Purchase Plan (8,730 shares)	—	(62)	—	144	—	82
Treasury shares purchased to satisfy tax withholding obligations (168,765 shares)	—	—	—	(1,536)	—	(1,536)
Stock-based compensation expense	—	2,218	—	—	—	2,218
Balances, September 30, 2020	$279	$132,687	$203,365	$(22,342)	$(7,969)	$306,020

Balances, July 1, 2019	$279	$137,712	$239,476	$(17,759)	$(7,751)	$351,957
Net income	—	—	6,151	—	—	6,151
Other comprehensive loss	—	—	—	—	(394)	(394)
Issuance of deferred shares (494,274 shares)	—	(7,813)	—	7,813	—	—
Treasury shares sold to Employee Stock Purchase Plan (4,053 shares)	—	13	—	70	—	83
Treasury shares purchased to satisfy tax withholding obligations (174,084 shares)	—	—	—	(3,394)	—	(3,394)
Stock-based compensation expense	—	3,024	—	—	—	3,024
Balances, September 30, 2019	$279	$132,936	$245,627	$(13,270)	$(8,145)	$357,427

See accompanying notes.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements include the accounts of Matrix Service Company and its subsidiaries (“Matrix”, “we”, “our”, “us”, “its” or the “Company”), unless otherwise indicated. Intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2020, included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the three month period ended September 30, 2020 may not necessarily be indicative of the results of operations for the full year ending June 30, 2021.
Significant Accounting Policies
The Company has updated its significant accounting policies to include its accounting policy for recognizing credit losses as a result of adopting the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses (Topic 326) on July 1, 2020, and our change in reportable segments effective July 1, 2020. The Company's other significant accounting policies are detailed in “Note 1 - Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended June 30, 2020.
Credit Losses
Adoption of New Credit Losses Standard
On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which changed how the Company accounts for credit losses, including those related to its accounts receivable and contract assets. Under this guidance, a financial asset (or a group of financial assets) are required to be presented at the net amount expected to be collected. The income statement reflects any increases or decreases of expected credit losses that have taken place during the period.
The amendments in this update eliminate the probable initial recognition threshold and, instead, reflect the Company's current estimate of all lifetime expected credit losses on its accounts receivable and contract asset balances. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amounts. The Company determines its allowance for credit losses by using a loss-rate methodology, in which it assesses historical write-offs against total receivables and contract asset balances over several periods. In addition, the Company places reserves on specific balances as needed based on the most recent estimates of collectibility. The Company's adoption of this standard on July 1, 2020 did not have a material impact on its estimate of the allowance for credit losses.
Change in Reportable Segments
Due to changing markets facing our clients and to better align the financial reporting of the Company with our long-term strategic growth areas, we began reporting our financial results under new reportable segments effective July 1, 2020. The new reportable segments along with a description of each are as follows:

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

•Utility and Power Infrastructure: consists of power delivery services provided to investor owned utilities, including construction of new substations, upgrades of existing substations, transmission and distribution line installations, upgrades and maintenance, as well as emergency and storm restoration services. The Company also provides construction and maintenance services to a variety of power generation facilities, including gas fired facilities in simple or combined cycle design, and provides engineering, fabrication, and construction services for liquefied natural gas ("LNG") utility peak shaving facilities.
•Process and Industrial Facilities: primarily serves customers in the downstream and midstream petroleum industries who are engaged in refining crude oil and processing, fractionating, and marketing of natural gas and natural gas liquids. The Company also serves customers in various other industries such as petrochemical, sulfur, mining and minerals companies engaged primarily in the extraction of non-ferrous metals, aerospace and defense, cement, agriculture, and other industrial customers. The Company's services include plant maintenance, turnarounds, industrial cleaning services, engineering, fabrication, and capital construction.
•Storage and Terminal Solutions: consists of work related to aboveground storage tanks and terminals. Also included in this segment are cryogenic and other specialty storage tanks and terminals, including LNG, liquid nitrogen/liquid oxygen, liquid petroleum and other specialty vessels such as spheres, as well as marine structures and truck and rail loading/offloading facilities. The Company's services include engineering, fabrication, construction, and maintenance and repair, which includes planned and emergency services for both tanks and full terminals. Finally, the Company offers tank products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.
All prior period segment information has been restated to conform with our new reportable segments. In addition, beginning July 1, 2020, the Company is reporting separately corporate selling, general and administrative expenses and other corporate expenses that were previously allocated to the segments. Refer to Note 9 - Segment Information, and Part I, Item 2 - Management's Discussion and Analysis - Results of Operations, for more information.
Note 2 – Revenue
Remaining Performance Obligations
The Company had $490.4 million of remaining performance obligations yet to be satisfied as of September 30, 2020. The Company expects to recognize $386.0 million of its remaining performance obligations as revenue within the next twelve months.
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

	September 30, 2020	June 30, 2020	Change
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$57,694	$59,548	$(1,854)
Billings on uncompleted contracts in excess of costs and estimated earnings	(63,523)	(63,889)	366
Net contract liabilities	$(5,829)	$(4,341)	$(1,488)
The difference between the beginning and ending balances of the Company's CIE and BIE primarily results from the timing of revenue recognized relative to its billings. The amount of revenue recognized during the three months ended September 30, 2020 that was included in the June 30, 2020 BIE balance was $41.2 million. This revenue consists primarily of work performed during the period on contracts with customers that had advance billings.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Progress billings in accounts receivable at September 30, 2020 and June 30, 2020 included retentions to be collected within one year of $33.0 million and $37.3 million, respectively. Contract retentions collectible beyond one year are included in other assets in the Condensed Consolidated Balance Sheet and totaled $3.8 million as of September 30, 2020 and $1.6 million as of June 30, 2020.
Disaggregated Revenue
Revenue disaggregated by reportable segment is presented in Note 9 - Segment Information. The following series of tables presents revenue disaggregated by geographic area where the work was performed and by contract type:
Geographic Disaggregation:

	Three Months Ended
	September 30, 2020	September 30, 2019
	(In thousands)
United States	$161,377	$314,416
Canada	19,611	21,170
Other international	1,783	2,511
Total Revenue	$182,771	$338,097

Contract Type Disaggregation:

	Three Months Ended
	September 30, 2020	September 30, 2019
	(In thousands)
Fixed-price contracts	$133,356	$176,320
Time and materials and other cost reimbursable contracts	49,415	161,777
Total Revenue	$182,771	$338,097
Typically, the Company assumes more risk with fixed-price contracts since increases in costs to perform the work may not be recoverable. However, these types of contracts typically offer higher profits than time and materials and other cost reimbursable contracts when completed at or below the costs originally estimated. The profitability of time and materials and other cost reimbursable contracts is typically lower than fixed-price contracts and is usually less volatile than fixed-price contracts since the profit component is factored into the rates charged for labor, equipment and materials, or is expressed in the contract as a percentage of the reimbursable costs incurred.
Note 3 – Leases
The Company enters into lease arrangements for real estate, construction equipment and information technology equipment in the normal course of business. Real estate leases accounted for approximately 90% of all right-of-use assets as of September 30, 2020. Most real estate and information technology equipment leases generally have fixed payments that follow an agreed upon payment schedule and have remaining lease terms ranging from less than a year to 15 years. Construction equipment leases generally have "month-to-month" lease terms that automatically renew as long as the equipment remains in use.
During the three months ended September 30, 2020, the Company recognized a $0.2 million impairment of a right-of-use asset in connection with the closure of a leased office space. The impairment is included in restructuring costs in the condensed consolidated statements of income.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

The components of lease expense in the condensed consolidated statements of income are as follows:

		Three Months Ended
		September 30, 2020	September 30, 2019
Lease expense	Location of Expense in Statements of Income	(in thousands)
Operating lease expense	Cost of revenue and selling, general and administrative expenses	$2,488	$3,117
Short-term lease expense(1)	Cost of revenue	5,975	9,608
Total lease expense		$8,463	$12,725

(1)Primarily represents the lease expense of construction equipment that is subject to month-to-month rental agreements with expected rental durations of less than one year.

The future undiscounted lease payments, as reconciled to the discounted operating lease liabilities presented in the Company's Condensed Consolidated Balance Sheets, were as follows:

September 30, 2020
Maturity Analysis:	(in thousands)
Remainder of Fiscal 2021	$6,313
Fiscal 2022	5,542
Fiscal 2023	3,871
Fiscal 2024	2,862
Fiscal 2025	2,300
Thereafter	9,647
Total future operating lease payments	30,535
Less: imputed interest	(5,130)
Net present value of future lease payments	25,405
Less: current portion of operating lease liabilities	6,585
Non-current operating lease liabilities	$18,820
The following is a summary of the weighted average remaining operating lease term and weighted average discount rate as of September 30, 2020:

Weighted-average remaining lease term (in years)	6.4 years
Weighted-average discount rate	5.6%

Supplemental cash flow information related to leases is as follows:

Three Months Ended
September 30, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,102
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$902

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Intangible Assets Including Goodwill
Goodwill
The changes in the carrying value of goodwill by segment are as follows:

	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions	Total
	(In thousands)
Net balance at June 30, 2020	$6,905	$26,846	$26,618	$60,369
Translation adjustment(1)	21	7	40	68
Net balance at September 30, 2020	$6,926	$26,853	$26,658	$60,437

(1)The translation adjustments relate to the periodic translation of Canadian Dollar and South Korean Won denominated goodwill recorded as a part of prior acquisitions in Canada and South Korea, in which the local currency was determined to be the functional currency.
The Company tests its goodwill for impairment annually in May. While there continues to be uncertainty around the near-term level of spending by some of our customers due to the impacts of the COVID-19 pandemic on our markets and the economy, this uncertainty did not result in any impairment indicators as of September 30, 2020. We will continue to monitor the latest developments and perform interim tests for goodwill impairment as needed.
Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At September 30, 2020
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,558	$(1,979)	$579
Customer-based	6 to 15	17,062	(9,354)	7,708
Total amortizing intangible assets		$19,620	$(11,333)	$8,287

		At June 30, 2020
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,579	$(1,956)	$623
Customer-based	6 to 15	21,840	(13,626)	8,214
Total amortizing intangible assets		$24,419	$(15,582)	$8,837
Amortization expense totaled $0.6 million and $0.9 million during the three months ended September 30, 2020 and September 30, 2019, respectively.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

We estimate that the remaining amortization expense related to September 30, 2020 amortizing intangible assets will be as follows (in thousands):

Period ending:
Remainder of Fiscal 2021	$1,679
Fiscal 2022	1,812
Fiscal 2023	1,729
Fiscal 2024	1,416
Fiscal 2025	1,096
Fiscal 2026	555
Total estimated remaining amortization expense at September 30, 2020	$8,287
Note 5 – Debt
On November 2, 2020, the Company entered into the Fifth Amended and Restated Credit Agreement (the "Credit Agreement"), by and among the Company and certain foreign subsidiaries, as Borrowers, various subsidiaries of the Company, as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Lead Arranger and Sole Bookrunner, and the other Lenders party thereto, which replaced the Fourth Amended and Restated Credit Agreement (the "Prior Credit Agreement") that was in place at September 30, 2020, and which is described in Part II, Item 8. Financial Statements and Supplementary Data, Note 5 - Debt, in the Company's Annual Report on Form 10-K for the year ended June 30, 2020.
The Credit Agreement provides for a three-year senior secured revolving credit facility of $200.0 million that expires November 2, 2023. The credit facility may be used for working capital, acquisitions, capital expenditures, issuances of letters of credit and other lawful purposes.
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
•The Adjusted LIBO Rate or the Adjusted EURIBOR Rate, in the case of revolving loans denominated in Pounds Sterling or Australian Dollars; or
•The Adjusted EURIBOR Rate, in the case of revolving loans denominated in Euros, in each case, plus the Applicable Margin, which is based on the Company's Leverage Ratio. The Applicable Margin on ABR loans ranges between 1.00% and 2.00%. The Applicable Margin for Adjusted LIBO, Adjusted EURIBOR and CDOR loans ranges between 2.00% and 3.00% and the Applicable Margin for Canadian Prime Rate loans ranges between 2.50% and 3.50%.
The unused credit facility fee is between 0.35% and 0.50% based on the Leverage Ratio.
Covenants and limitations under the Credit Agreement are effective for the quarter ended September 30, 2020 and include the following:

•Our Leverage Ratio, determined as of the end of each fiscal quarter, may not exceed 3.00 to 1.00. The Leverage Ratio covenant requires that Consolidated Funded Indebtedness, as defined in the Credit Agreement, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, or "Covenant EBITDA," over the previous four quarters.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

•We are required to maintain a Fixed Charge Coverage Ratio ("FCCR"), determined as of the end of each fiscal quarter, greater than or equal to 1.25 to 1.00. The FCCR is calculated as follows:
◦If no borrowings are outstanding at quarter end, then the FCCR covenant requires that, as of the end of any fiscal quarter, Covenant EBITDA, after deducting capital expenditures and dividends for the previous four quarters, may not be less than 1.25 times the total of interest expense and cash paid for income taxes over the previous four quarters plus scheduled maturities of certain indebtedness for the next four quarters.
◦If borrowings are outstanding at quarter end:
▪for the fiscal quarters ending September 30, 2020 through June 30, 2021, Covenant EBITDA, after deducting capital expenditures, dividends, and share repurchases in excess of $7.5 million for the previous four quarters, may not be less than 1.25 times the total of interest expense and cash paid for income taxes over the previous four quarters plus scheduled maturities of certain indebtedness for the next four quarters.
▪for all fiscal quarters ending on or after September 30, 2021, the FCCR is calculated the same except that all share repurchases for the previous four quarters are deducted from Covenant EBITDA.
•Asset dispositions (other than dispositions in which all of the net cash proceeds therefrom are reinvested into the Company and dispositions of inventory and obsolete or unneeded equipment in the ordinary course of business) are limited to $20.0 million per 12-month period.
•Share repurchases are limited to $30.0 million per calendar year.
As of September 30, 2020, the Company is in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.
Availability at September 30, 2020 under the senior secured revolving credit facility established under the Prior Credit Agreement was as follows:

	September 30, 2020	June 30, 2020
	(In thousands)
Senior secured revolving credit facility	$300,000	$300,000
Capacity constraint due to the Leverage Ratio	204,135	162,864
Capacity under the credit facility	95,865	137,136
Letters of credit	34,766	34,529
Borrowings outstanding	9,383	9,208
Availability under the senior secured revolving credit facility	$51,716	$93,399
Availability under the new $200.0 million senior secured revolving credit facility at September 30, 2020 would have been the same if the Credit Agreement had been in place on such date due to the capacity constraint.
Note 6 – Income Taxes
Effective Tax Rate
Our effective tax rates for the three months ended September 30, 2020 and September 30, 2019 were (9.8)% and 30.6%, respectively. We expect our effective tax rate to be approximately 27.0% in fiscal 2021. The effective tax rate for the three months ended September 30, 2020 was negatively impacted by a $1.0 million deferred tax asset adjustment.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Deferred Payroll Taxes
The Company has deferred $7.4 million of U.S. payroll tax as of September 30, 2020 through provisions of the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the "CARES Act"). The deferred payroll taxes are included within other liabilities in the consolidated balance sheets. The Company must repay half of the deferred payroll tax by December 31, 2021 and the remainder by December 31, 2022.
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
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $13.9 million at September 30, 2020 and $14.5 million at June 30, 2020. Generally, collection of amounts related to unpriced change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.
Other
During the third quarter of fiscal 2020, the Company commenced litigation in an effort to collect $17.8 million in accounts receivable from an iron and steel customer following the deterioration of the relationship in the second quarter of fiscal 2020. Litigation is unpredictable, however, based on the terms of the contract with this customer, the Company is entitled to collect the full amount owed under the contract.
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
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended
	September 30, 2020	September 30, 2019
	(In thousands, except per share data)
Basic EPS:
Net income (loss)	$(3,037)	$6,151
Weighted average shares outstanding	26,265	26,935
Basic earnings (loss) per share	$(0.12)	$0.23
Diluted EPS:
Weighted average shares outstanding – basic	26,265	26,935
Dilutive stock options	—	25
Dilutive nonvested deferred shares	—	615
Diluted weighted average shares	26,265	27,575
Diluted earnings (loss) per share	$(0.12)	$0.22

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended
	September 30, 2020	September 30, 2019
	(In thousands)
Stock options	54	—
Nonvested deferred shares	882	269
Total antidilutive securities	936	269

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9 – Segment Information
Change in Reportable Segments
Due to changing markets facing our clients and to better align the financial reporting of the Company with our long-term strategic growth areas, we began reporting our financial results under new reportable segments effective July 1, 2020. The new reportable segments along with a description of each are as follows:
•Utility and Power Infrastructure: consists of power delivery services provided to investor owned utilities, including construction of new substations, upgrades of existing substations, transmission and distribution line installations, upgrades and maintenance, as well as emergency and storm restoration services. The Company also provides construction and maintenance services to a variety of power generation facilities, including gas fired facilities in simple or combined cycle design, and provides engineering, fabrication, and construction services for LNG utility peak shaving facilities.

•Process and Industrial Facilities: primarily serves customers in the downstream and midstream petroleum industries who are engaged in refining crude oil and processing, fractionating, and marketing of natural gas and natural gas liquids. The Company also serves customers in various other industries such as petrochemical, sulfur, mining and minerals companies engaged primarily in the extraction of non-ferrous metals, aerospace and defense, cement, agriculture, and other industrial customers. The Company's services include plant maintenance, turnarounds, industrial cleaning services, engineering, fabrication, and capital construction.
•Storage and Terminal Solutions: consists of work related to aboveground storage tanks and terminals. Also included in this segment are cryogenic and other specialty storage tanks and terminals, including LNG, liquid nitrogen/liquid oxygen, liquid petroleum and other specialty vessels such as spheres, as well as marine structures and truck and rail loading/offloading facilities. The Company's services include engineering, fabrication, construction, and maintenance and repair, which includes planned and emergency services for both tanks and full terminals. Finally, the Company offers tank products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.
All prior period segment information has been restated to conform with our new reportable segments. In addition, beginning July 1, 2020, the Company is reporting separately corporate selling, general and administrative expenses and other corporate expenses that were previously allocated to the segments.
The Company evaluates performance and allocates resources based on operating income. Intersegment sales and transfers are recorded at cost; therefore, no intercompany profit or loss is recognized.
Segment assets consist primarily of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment, right-of-use lease assets, goodwill and other intangible assets.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Results of Operations
(In thousands)

	Three Months Ended
	September 30, 2020	September 30, 2019
Gross revenue
Utility and Power Infrastructure	$60,671	$47,727
Process and Industrial Facilities	46,728	155,452
Storage and Terminal Solutions	77,596	136,001
Total gross revenue	$184,995	$339,180
Less: Inter-segment revenue
Process and Industrial Facilities	$797	$575
Storage and Terminal Solutions	1,427	508
Total inter-segment revenue	$2,224	$1,083
Consolidated revenue
Utility and Power Infrastructure	$60,671	$47,727
Process and Industrial Facilities	45,931	154,877
Storage and Terminal Solutions	76,169	135,493
Total consolidated revenue	$182,771	$338,097
Gross profit (loss)
Utility and Power Infrastructure	$6,913	$(168)
Process and Industrial Facilities	3,659	13,590
Storage and Terminal Solutions	3,778	19,742
Corporate	—	(699)
Total gross profit	$14,350	$32,465
Selling, general and administrative expenses
Utility and Power Infrastructure	$2,222	$2,632
Process and Industrial Facilities	4,050	6,938
Storage and Terminal Solutions	5,143	6,986
Corporate	6,713	7,135
Total selling, general and administrative expenses	$18,128	$23,691
Restructuring costs
Utility and Power Infrastructure	$11	$—
Process and Industrial Facilities	(500)	—
Storage and Terminal Solutions	13	—
Corporate	156	—
Total restructuring costs	$(320)	$—
Operating income (loss)
Utility and Power Infrastructure	$4,680	$(2,800)
Process and Industrial Facilities	109	6,652
Storage and Terminal Solutions	(1,378)	12,756
Corporate	(6,869)	(7,834)
Total operating income (loss)	$(3,458)	$8,774

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Total assets by segment were as follows:

	September 30, 2020	June 30, 2020
Utility and Power Infrastructure	$95,415	$67,398
Process and Industrial Facilities	115,056	138,734
Storage and Terminal Solutions	180,667	187,167
Corporate	121,092	124,011
Total segment assets	$512,230	$517,310

Note 10 – Restructuring Costs
During the second half of fiscal 2020, the Company implemented a business improvement plan related to:
•its strategic initiative to exit the domestic iron and steel industry;
•the implementation of business improvements in the power delivery portion of the Utility and Power Infrastructure segment; and
•the reduction of its cost structure following the decline in revenue caused by the COVID-19 pandemic and related market disruption and the decline in the price of crude oil.
The business improvement plan consisted of discretionary cost reductions, workforce reductions and closures of certain offices in order to increase the utilization of the Company's staff and bring the cost structure of the business in line with the expected near-term decrease in revenue. The Company incurred $14.0 million of restructuring costs during fiscal 2020 and substantially completed its restructuring activities under the business improvement plan. However, the Company recognized a $0.3 million gain on restructuring activities during the three months ended September 30, 2020 as a result of various trailing restructuring expenses and credits. The restructuring reserve was $0.9 million as of September 30, 2020, which primarily relates to the unpaid portion of severance costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES
There have been no material changes in our critical accounting policies from those reported in our fiscal 2020 Annual Report on Form 10-K filed with the SEC. For more information on our critical accounting policies, see Part II, Item 7 of our fiscal 2020 Annual Report on Form 10-K. The following section provides certain information with respect to our critical accounting policies as of the close of our most recent quarterly period.
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
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $13.9 million at September 30, 2020 and $14.5 million at June 30, 2020. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.

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
RESULTS OF OPERATIONS
Operational Update
As the COVID-19 pandemic persists, the Company's top priority has been to maintain a safe working environment for all employees, customers and business partners. We transitioned the majority of our administrative and engineering team members to remote working conditions in March 2020. At this time, we have returned to the office in select locations where predetermined criteria have been met, but the majority of our administrative and engineering team members continue to work remotely. Work at most customer locations continues to progress as our project teams in coordination with our clients created work processes to integrate the guidance from governmental agencies and leading health organizations to protect the health and safety of everyone on our job sites.
There continues to be significant uncertainty regarding the near- and intermediate-term economic impacts from the COVID-19 pandemic, which continues to disrupt the markets we serve. In fiscal 2020, the Company implemented a business improvement plan related to:
•its strategic initiative to exit the domestic iron and steel industry;
•the implementation of business improvements in the power delivery portion of the Utility and Power Infrastructure segment; and
•the reduction of its cost structure following the decline in revenue caused by the COVID-19 pandemic and related market disruption and the decline in the price of crude oil.
The business improvement plan consisted of discretionary cost reductions, workforce reductions and closures of certain offices in order to increase the utilization of the Company's staff and bring the cost structure of the business in line with the expected near-term decrease in revenue. The Company incurred $14.0 million of restructuring costs during fiscal 2020 and substantially completed its restructuring activities under the business improvement plan. However, the Company recognized a $0.3 million gain on restructuring activities during the three months ended September 30, 2020 as a result of various trailing restructuring expenses and credits. These actions, along with lower incentive compensation, reduced first quarter of fiscal 2021 SG&A and construction overhead costs by $15.9 million when compared to the same quarter last year. In addition to these actions, we have and will continue to look for opportunities to further reduce costs until we see project awards and revenue volume recover.
Change in Reportable Segments
Due to changing markets facing our clients and to better align the financial reporting of the Company with our long-term strategic growth areas, we began reporting our financial results under new reportable segments effective July 1, 2020. The new reportable segments along with a description of each are as follows:
•Utility and Power Infrastructure: consists of power delivery services provided to investor owned utilities, including construction of new substations, upgrades of existing substations, transmission and distribution line installations, upgrades and maintenance, as well as emergency and storm restoration services. The Company also provides construction and maintenance services to a variety of power generation facilities, including gas fired facilities in simple or combined cycle design, and provides engineering, fabrication, and construction services for liquefied natural gas LNG utility peak shaving facilities.
•Process and Industrial Facilities: primarily serves customers in the downstream and midstream petroleum industries who are engaged in refining crude oil and processing, fractionating, and marketing of natural gas and natural gas liquids. The Company also serves customers in various other industries such as petrochemical, sulfur, mining and minerals companies engaged primarily in the extraction of non-ferrous metals, aerospace and defense, cement, agriculture, and other industrial customers. The Company's services include plant maintenance, turnarounds, industrial cleaning services, engineering, fabrication, and capital construction.

•Storage and Terminal Solutions: consists of work related to aboveground storage tanks and terminals. Also included in this segment are cryogenic and other specialty storage tanks and terminals, including LNG, liquid nitrogen/liquid oxygen, liquid petroleum and other specialty vessels such as spheres, as well as marine structures and truck and rail loading/offloading facilities. The Company's services include engineering, fabrication, construction, and maintenance and repair, which includes planned and emergency services for both tanks and full terminals. Finally, the Company offers tank products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.
All prior period segment information has been restated to conform with our new reportable segments. In addition, beginning July 1, 2020, the Company is reporting separately corporate selling, general and administrative expenses and other corporate expenses that were previously allocated to the segments.
The Company evaluates performance and allocates resources based on operating income. Intersegment sales and transfers are recorded at cost; therefore, no intercompany profit or loss is recognized.
Segment assets consist primarily of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment, right-of-use lease assets, goodwill and other intangible assets.
Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Consolidated
Consolidated revenue was $182.8 million for the three months ended September 30, 2020, compared to $338.1 million in the same period in the prior fiscal year. On a segment basis, revenue decreased for the Process and Industrial Facilities and Storage and Terminal Solutions segments by $108.9 million, and $59.3 million, respectively. These decreases were partially offset by an increase in the Utility and Power Infrastructure segment of $12.9 million.
Consolidated gross profit decreased to $14.4 million in the three months ended September 30, 2020 compared to $32.5 million in the same period in the prior fiscal year. Gross margin decreased to 7.9% in the three months ended September 30, 2020 compared to 9.6% in the same period in the prior fiscal year. Despite generally strong project execution, gross margins in fiscal 2021 were lower than fiscal 2020 due to lower than forecasted volumes, which led to higher under recovery of construction overhead costs.
Consolidated SG&A expenses were $18.1 million in the three months ended September 30, 2020 compared to $23.7 million in the same period a year earlier. The decrease is primarily attributable to cost reductions we implemented under our business improvement and restructuring plan that began in late fiscal 2020 and lower incentive compensation.
Interest expense was $0.4 million in each of the three months ended September 30, 2020 and September 30, 2019. Interest income was less than $0.1 million in the three months ended September 30, 2020 compared to $0.5 million in the same period a year ago primarily due to higher interest rates in the prior period.
Our effective tax rates for the three months ended September 30, 2020 and September 30, 2019 were (9.8)% and 30.6%, respectively. We expect our effective tax rate to be approximately 27.0% in fiscal 2021. The effective tax rate for the three months ended September 30, 2020 was negatively impacted by a $1.0 million deferred tax asset adjustment.
For the three months ended September 30, 2020, we had a net loss of $3.0 million, or $0.12 per fully diluted share, compared to net income of $6.2 million, or $0.22 per fully diluted share, in the three months ended September 30, 2019.

Utility and Power Infrastructure
Revenue for the Utility and Power Infrastructure segment was $60.7 million in the three months ended September 30, 2020 compared to $47.7 million in the same period a year earlier. The increase is due to a higher volume of LNG utility peak shaving work, partially offset by lower volumes of power delivery and power generation work. The segment gross margin was 11.4% in fiscal 2021 compared to (0.4)% in fiscal 2020. The fiscal 2021 segment gross margin was positively impacted by strong project execution on LNG utility peak shaving capital projects and power delivery work. The fiscal 2020 segment gross margin was negatively impacted by lower than previously expected margins on a transmission and distribution upgrade project due to lower than expected productivity and craft retention incentives, and an LNG utility peak shaving capital project due to purchased equipment that was found to be under performing.
In fiscal 2020, the Company announced a business improvement plan for the former Electrical Infrastructure segment, which is now included in the Utility and Power Infrastructure segment. The plan included significant changes to the operations and management of the business, including changes to leadership and mid-level operational personnel, modifications to operational processes, and increased business development resources. During the second half of fiscal 2020, we implemented the planned personnel changes, added business development resources and strengthened business processes, which has led to improved project execution, which has continued through the first quarter of fiscal 2021. Continued improvement in the operating performance of this segment will be dependent upon the effectiveness and execution of the improvement plan, the markets we serve, the spending volumes of our existing clients and other external factors.
Process and Industrial Facilities
Revenue for the Process and Industrial Facilities segment was $45.9 million in the three months ended September 30, 2020 compared to $154.9 million in the same period a year earlier. The decrease is primarily due to our strategic exit from the domestic iron and steel industry in the third quarter of fiscal 2020, lower volumes of turnaround, refinery maintenance, and midstream gas processing work. The segment gross margin was 8.0% for the three months ended September 30, 2020 compared to 8.8% in the same period last year. Project execution in fiscal 2021 has been strong, but gross margin was negatively impacted by lower volumes, which led to the under recovery of construction overhead costs. Fiscal 2020 was positively impacted by strong project execution on capital and repair and maintenance iron and steel work.
The short-term impact to the Company's refinery turnaround and maintenance operations as a result of the global pandemic continues to be significant. Although there have been project delays and suspensions of planned seasonal work, in most cases the revenue volumes are moving out in time, but not eliminated. The updated start dates on many of the delayed activities are uncertain and will depend on the needs of our clients, safety guidelines, and the market.
Storage and Terminal Solutions
Revenue for the Storage and Terminal Solutions segment was $76.2 million in the three months ended September 30, 2020 compared to $135.5 million in the same period a year earlier. The decrease in segment revenue is primarily a result of lower volumes of tank and crude oil terminal capital work and repair and maintenance work. The segment gross margin was 5.0% in the three months ended September 30, 2020 compared to 14.6% in the three months ended September 30, 2019. The fiscal 2021 segment gross margin was negatively impacted by lower volumes, which led to the under recovery of construction overhead costs, and a lower than previously forecasted margin on a crude oil storage terminal capital project that is nearing completion. The fiscal 2020 segment gross margin was positively impacted by strong project execution on large capital projects and higher volumes than fiscal 2021, which led to better recovery of construction overhead costs.
As a result of the COVID-19 pandemic, global energy demand, and regulatory issues, we continue to experience slower project award activity that began in the third quarter of fiscal 2020.
Corporate
Unallocated corporate expenses included in operating income were $6.9 million during the three months ended September 30, 2020 compared to $7.8 million in the same period last year. The decrease is primarily attributable to lower incentive compensation and cost reductions we implemented under our business improvement plan in late fiscal 2020.

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
The following table provides a summary of changes in our backlog for the three months ended September 30, 2020:

	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions	Total
	(In thousands)
Backlog as of June 30, 2020	$272,816	$145,725	$339,924	$758,465
Project awards	21,318	50,796	30,619	102,733
Revenue recognized	(60,671)	(45,931)	(76,169)	(182,771)
Backlog as of September 30, 2020	$233,463	$150,590	$294,374	$678,427
Book-to-bill ratio(1)	0.4	1.1	0.4	0.6

(1)Calculated by dividing project awards by revenue recognized during the period.
Due to the impact of the COVID-19 pandemic and the resulting reduction in the price of crude oil, our customers continue to be cautious with their spending levels. Therefore, we have seen deferrals in award dates across the business and lengthening award cycles, especially in the Storage and Terminal Solutions segment. In the Process and Industrial Facilities segment, we continue to see delays in the timing of turnarounds. The updated start dates on many of the delayed activities is uncertain and will depend on the needs of our clients, safety guidelines, and the market.
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
Seasonality and Other Factors
Our operating results can exhibit seasonal fluctuations, especially in our Process and Industrial Facilities segment, for a variety of reasons. Turnarounds and planned outages at customer facilities are typically scheduled in the spring and the fall when the demand for energy is lower. Within the Utility and Power Infrastructure segment, transmission and distribution work is generally scheduled by the public utilities when the demand for electricity is at its lowest. Therefore, revenue volume in the summer months is typically lower than in other periods throughout the year.
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
Non-GAAP Financial Measure

Adjusted EBITDA

We have presented Adjusted EBITDA, which we define as net income (loss) before restructuring costs, interest expense, income taxes, depreciation and amortization, because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Consolidated Statements of Income entitled “Net income (loss)” is the most directly comparable GAAP measure to Adjusted EBITDA. Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. Adjusted EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not a measure of our ability to fund our cash needs. As Adjusted EBITDA excludes certain financial information compared with net income (loss), the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, Adjusted EBITDA, has certain material limitations as follows:
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
A reconciliation of Adjusted EBITDA to net income (loss) follows:

	Three Months Ended
	September 30, 2020	September 30, 2019
	(In thousands)
Net income (loss)	$(3,037)	$6,151
Restructuring costs	(320)	—
Interest expense	375	389
Provision for income taxes	270	2,711
Depreciation and amortization	4,639	4,779
Adjusted EBITDA	$1,927	$14,030

LIQUIDITY AND CAPITAL RESOURCES
Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity as of September 30, 2020 were cash and cash equivalents on hand, capacity under our senior secured revolving credit facility and cash and cash equivalents generated from operations before consideration of changes in working capital. Cash and cash equivalents on hand at September 30, 2020 totaled $82.2 million and availability under the senior secured revolving credit facility totaled $51.7 million resulting in available liquidity of $133.9 million as of September 30, 2020.
There continues to be significant uncertainty regarding the near- and intermediate-term business impacts from the COVID-19 pandemic. However, the Company continues to maintain a strong balance sheet and liquidity, which it expects to be sufficient to support its near- to intermediate-term needs. The Company continues to take the following actions:
•managing the cost structure of the business based on the expected near-term revenue;
•eliminating all non-critical capital expenditures; and
•maintaining little or no debt.
The following table provides a summary of changes in our liquidity for the three months ended September 30, 2020 (in thousands):

Liquidity as of June 30, 2020	$193,435
Net cash reduction due to changes in working capital	(18,375)
Net cash increase due to other activity	514
Change in credit facility capacity constraint	(41,271)
Increase in letters of credit outstanding	(237)
Foreign currency translation of outstanding borrowings	(175)
Liquidity as of September 30, 2020	$133,891
A detailed discussion of our credit agreement in effect at September 30, 2020 and as recently amended is provided under the caption "Senior Secured Revolving Credit Facility" below.
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

•Contract disputes, which can be significant.

•Collection issues, including those caused by weak commodity prices, economic slowdowns or other factors which can lead to credit deterioration of our customers.

•Capacity constraints under our senior secured revolving credit facility and remaining in compliance with all covenants contained in the credit agreement.

•Issuances of letters of credit.
Cash Flow for the Three Months Ended September 30, 2020
Cash Flows Used by Operating Activities
Cash used by operating activities for the three months ended September 30, 2020 totaled $15.0 million. The various components are as follows:

Net Cash Used by Operating Activities
(In thousands)

Net loss	$(3,037)
Non-cash expenses	6,002
Deferred income tax	289
Cash effect of changes in operating assets and liabilities	(18,375)
Other	101
Net cash used by operating activities	$(15,020)
Cash effect of changes in operating assets and liabilities at September 30, 2020 in comparison to June 30, 2020 include the following:

•Accounts receivable, net of credit losses recognized during the period, increased $10.8 million during the three months ended September 30, 2020, which decreased cash flows from operating activities. The variance is primarily attributable to the timing of billing and collections.

•Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") decreased $1.9 million, which increased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") decreased $0.4 million, which decreased cash flows from operating activities. CIE and BIE balances can experience significant fluctuations based on the timing of when job costs are incurred and the invoicing of those job costs to the customer.

•Inventories, income taxes receivable, other current assets, operating right-of-use assets and other assets increased $5.9 million, which decreased cash flows from operating activities. The increase was primarily related to annual prepayments of insurance.

•Accounts payable, accrued wages and benefits, accrued insurance, operating lease liabilities, and other accrued expenses decreased by $6.5 million during the three months ended September 30, 2020, which decreased cash flows from operating activities. The variance is primarily attributable to lower business volumes and the timing of vendor payments.

•Other liabilities increased by $3.5 million, which increased cash flows from operating activities. This increase was primarily due to deferred payroll tax associated with the CARES Act. See Item 1. Financial Information, Note 6 - Income Taxes for more information.

Cash Flows Used by Investing Activities
Investing activities used $1.7 million of cash in the three months ended September 30, 2020 primarily due to $2.8 million of capital expenditures, offset by $1.1 million of proceeds from other asset sales. Capital expenditures consisted of: $0.9 million for transportation equipment, $0.9 million for software and office equipment, $0.6 million for construction and fabrication equipment, and $0.4 million for facilities.
Cash Flows Used by Financing Activities
Financing activities used $1.5 million of cash in the three months ended September 30, 2020 primarily due to the repurchase of $1.5 million of Company stock for payment of withholding taxes due on equity-based compensation.
Senior Secured Revolving Credit Facility
On November 2, 2020, the Company entered into the Fifth Amended and Restated Credit Agreement (the "Credit Agreement"), by and among the Company and certain foreign subsidiaries, as Borrowers, various subsidiaries of the Company, as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Lead Arranger and Sole Bookrunner, and the other Lenders party thereto, which replaced the Fourth Amended and Restated Credit Agreement (the "Prior Credit Agreement") that was in place at September 30, 2020, and which is described in Part II, Item 8. Financial Statements and Supplementary Data, Note 5 - Debt, in the Company's Annual Report on Form 10-K for the year ended June 30, 2020.
The Credit Agreement provides for a three-year senior secured revolving credit facility of $200.0 million that expires November 2, 2023. The credit facility may be used for working capital, acquisitions, capital expenditures, issuances of letters of credit and other lawful purposes.
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
•The Adjusted LIBO Rate or the Adjusted EURIBOR Rate, in the case of revolving loans denominated in Pounds Sterling or Australian Dollars; or
•The Adjusted EURIBOR Rate, in the case of revolving loans denominated in Euros, in each case, plus the Applicable Margin, which is based on the Company's Leverage Ratio. The Applicable Margin on ABR loans ranges between 1.00% and 2.00%. The Applicable Margin for Adjusted LIBO, Adjusted EURIBOR and CDOR loans ranges between 2.00% and 3.00% and the Applicable Margin for Canadian Prime Rate loans ranges between 2.50% and 3.50%.
The unused credit facility fee is between 0.35% and 0.50% based on the Leverage Ratio.
Covenants and limitations under the Credit Agreement are effective for the quarter ended September 30, 2020 and include the following:

•Our Leverage Ratio, determined as of the end of each fiscal quarter, may not exceed 3.00 to 1.00. The Leverage Ratio covenant requires that Consolidated Funded Indebtedness, as defined in the Credit Agreement, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, or "Covenant EBITDA," over the previous four quarters.

•We are required to maintain a Fixed Charge Coverage Ratio ("FCCR"), determined as of the end of each fiscal quarter, greater than or equal to 1.25 to 1.00. The FCCR is calculated as follows:
◦If no borrowings are outstanding at quarter end, then the FCCR covenant requires that, as of the end of any fiscal quarter, Covenant EBITDA, after deducting capital expenditures and dividends for the previous four quarters, may not be less than 1.25 times the total of interest expense and cash paid for income taxes over the previous four quarters plus scheduled maturities of certain indebtedness for the next four quarters.
◦If borrowings are outstanding at quarter end:
▪for the fiscal quarters ending September 30, 2020 through June 30, 2021, Covenant EBITDA, after deducting capital expenditures, dividends, and share repurchases in excess of $7.5 million for the previous four quarters, may not be less than 1.25 times the total of interest expense and cash paid for income taxes over the previous four quarters plus scheduled maturities of certain indebtedness for the next four quarters.
▪for all fiscal quarters ending on or after September 30, 2021, the FCCR is calculated the same except that all share repurchases for the previous four quarters are deducted from Covenant EBITDA.
•Asset dispositions (other than dispositions in which all of the net cash proceeds therefrom are reinvested into the Company and dispositions of inventory and obsolete or unneeded equipment in the ordinary course of business) are limited to $20.0 million per 12-month period.
•Share repurchases are limited to $30.0 million per calendar year.
As of September 30, 2020, the Company is in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.
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
Availability under the senior secured revolving credit facility at September 30, 2020 was as follows:

	September 30, 2020	June 30, 2020
	(In thousands)
Senior secured revolving credit facility	$300,000	$300,000
Capacity constraint due to the Leverage Ratio	204,135	162,864
Capacity under the credit facility	95,865	137,136
Letters of credit	34,766	34,529
Borrowings outstanding	9,383	9,208
Availability under the senior secured revolving credit facility	$51,716	$93,399
Availability under the new $200.0 million senior secured revolving credit facility at September 30, 2020 would have been the same if the Credit Agreement had been in place on such date due to the capacity constraint.

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
Stock Repurchase Program and Treasury Shares
Treasury Shares
On November 6, 2018, the Board of Directors approved a stock buyback program (the "November 2018 Program"), which replaced the previous program that had been in place since December 2016 and was set to expire in December 2018. Under the November 2018 Program, the Company may repurchase common stock up to a maximum of $30.0 million per calendar year provided that the aggregate number of shares repurchased may not exceed 10%, or approximately 2.7 million, of the Company's shares outstanding as of November 6, 2018. In addition, the FCCR covenant in our Credit Agreement may limit our ability to repurchase shares. The specific limitations are described in the Senior Secured Revolving Credit Facility section above.
The Company may repurchase its stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and is not obligated to purchase any shares. The November 2018 Program will continue unless and until it is modified or revoked by the Board of Directors. There were 1,349,037 shares available for repurchase under the November 2018 Program as of September 30, 2020.
The Company had 1,428,021 treasury shares as of September 30, 2020 and intends to utilize these treasury shares in connection with equity awards under the Company’s stock incentive plans and for sales to the Employee Stock Purchase Plan.
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
•the impact to our business of the COVID-19 pandemic;

•our ability to generate sufficient cash from operations, access our credit facility, or raise cash in order to meet our short and long-term capital requirements;

•the impact to our business of changes in crude oil, natural gas and other commodity prices;

•our ability to comply with the covenants in our credit agreement;

•amounts and nature of future revenues and margins from each of our segments;

•the likely impact of new or existing regulations or market forces on the demand for our services;

•our expectations with respect to the likelihood of a future impairment; and

•expansion and other trends of the industries we serve.

These statements are based on certain assumptions and analyses we made in light of our experience and our historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•the risk factors discussed in our Form 10-K for the fiscal year ended June 30, 2020 and listed from time to time in our filings with the Securities and Exchange Commission;

•economic, market or business conditions in general (including the length and severity of the COVID-19 pandemic) and in the oil, natural gas, power, agricultural and mining industries in particular;

•the transition to renewable energy sources and its impact on our current customer base;

•the under- or over-utilization of our work force;

•delays in the commencement of major projects, whether due to COVID-19 concerns, permitting issues or other factors;

•reduced creditworthiness of our customer base and the higher risk of non-payment of receivables due to volatility of crude oil, natural gas, and other commodity prices to which our customers' businesses are affected;

•the inherently uncertain outcome of current and future litigation;

•the adequacy of our reserves for claims and contingencies;

•changes in laws or regulations, including the imposition or threatened imposition, cancellation or delay of tariffs on imported goods; and

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in market risk faced by us from those reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the Securities and Exchange Commission. For more information on market risk, see Part II, Item 7A in our fiscal 2020 Annual Report on Form 10-K.
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

Due to the COVID-19 pandemic, most of the Company's office staff transitioned to remote working environments in March 2020 and remains in that environment through the date of this filing. The Company has assessed the impact of this working arrangement on its internal controls over financial reporting and has determined that, while the manner in which some controls are being performed has changed to accommodate remote work, none of the control activities have changed in substance and the controls are operating effectively.
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2020.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended September 30, 2020.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to a number of legal proceedings. We believe that the nature and number of these proceedings are typical for a company of our size engaged in our type of business and that none of these proceedings will result in a material effect on our business, results of operations, financial condition, cash flows or liquidity.
Item 1A. Risk Factors
There were no material changes in our Risk Factors from those reported in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information with respect to purchases made by the Company of its common stock during the first quarter of fiscal year 2021.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (C)
July 1 to July 31, 2020
Share Repurchase Program (A)	—	$—	—	1,349,037
Employee Transactions (B)	—	$—	—	—
August 1 to August 31, 2020
Share Repurchase Program (A)	—	$—	—	1,349,037
Employee Transactions (B)	168,765	$9.10	—	—
September 1 to September 30, 2020
Share Repurchase Program (A)	—	$—	—	1,349,037
Employee Transactions (B)	—	$—	—	—

(A)Represents shares purchased under our stock buyback program.
(B)Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.
(C)As described under the caption “Stock Repurchase Program and Treasury Shares” in the Liquidity and Capital Resources section of Part I, Item 2 of this Form 10-Q, on November 6, 2018, the Board of Directors approved a stock buyback program (the “November 2018 Program”), which replaced the December 2016 Program. Under the November 2018 Program, the Company may repurchase common stock up to a maximum of $30.0 million per calendar year provided that the aggregate number of shares repurchased may not exceed 10%, or approximately 2.7 million, of the Company's shares outstanding as of November 6, 2018. In addition, the Company may have to limit share repurchases at times if the repurchases put it at risk of violating the FCCR covenant in the Credit Agreement. Management's Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources. The Company may repurchase its stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and is not obligated to purchase any shares. The November 2018 Program will continue unless and until it is modified or revoked by the Board of Directors.

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
Item 5. Other Information
On November 2, 2020, the Company entered into the Fifth Amended and Restated Credit Agreement (the "New Credit Agreement"), by and among the Company and certain foreign subsidiaries, as Borrowers, various subsidiaries of the Company, as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Lead Arranger and Sole Bookrunner, and the other Lenders party thereto, which replaced the Fourth Amended and Restated Credit Agreement dated as of February 8, 2017, as previously amended. Key provisions of the New Credit Agreement are discussed in Note 5 of Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 6. Exhibits:
The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Any exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical hereafter.

Exhibit No.	Description
Exhibit 10.1:
Fifth Amended and Restated Credit Agreement dated as of November 2, 2020 among the Company and certain various foreign subsidiaries, as Borrowers, various subsidiaries of the Company, as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Lead Arranger and Sole Bookrunner, and the other lenders party thereto.

Exhibit 10.2:
Form of Restricted Stock Unit Award Agreement for Employees (2018 Stock and Incentive Compensation Plan) (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on September 3, 2020 and incorporated by reference herein).

Exhibit 10.3:
Form of Long-Term Incentive Award Agreement (2018 Stock and Incentive Compensation Plan) (filed as Exhibit 10.15 to our Annual Report on Form 10-K filed on September 3, 2020 and incorporated by reference herein).

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

MATRIX SERVICE COMPANY

Date:	November 5, 2020	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer