Form 10-Q
period 2020-12-31
MATRIX SERVICE CO
filed 2021-02-09
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 5, 2021 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,510,217 shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Revenue	$167,468	$318,677	$350,239	$656,774
Cost of revenue	152,155	288,676	320,576	594,308
Gross profit	15,313	30,001	29,663	62,466
Selling, general and administrative expenses	16,724	23,165	34,852	46,856
Goodwill and other intangible asset impairments	—	38,515	—	38,515
Restructuring costs	5,045	—	4,725	—
Operating loss	(6,456)	(31,679)	(9,914)	(22,905)
Other income (expense):
Interest expense	(358)	(444)	(733)	(833)
Interest income	38	417	71	891
Other	973	396	2,006	399
Loss before income tax benefit	(5,803)	(31,310)	(8,570)	(22,448)
Benefit from federal, state and foreign income taxes	(1,212)	(3,302)	(942)	(591)
Net loss	$(4,591)	$(28,008)	$(7,628)	$(21,857)

Basic loss per common share	$(0.17)	$(1.04)	$(0.29)	$(0.81)
Diluted loss per common share	$(0.17)	$(1.04)	$(0.29)	$(0.81)
Weighted average common shares outstanding:
Basic	26,489	26,925	26,377	26,930
Diluted	26,489	26,925	26,377	26,930
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Net loss	$(4,591)	$(28,008)	$(7,628)	$(21,857)
Other comprehensive loss, net of tax:
Foreign currency translation gain (net of tax expense of $41 and $53 for the three and six months ended December 31, 2020, respectively, and $59 and $37 for the three and six months ended December 31, 2019, respectively)	819	523	1,223	129
Comprehensive loss	$(3,772)	$(27,485)	$(6,405)	$(21,728)
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	December 31, 2020	June 30, 2020
Assets
Current assets:
Cash and cash equivalents	$93,481	$100,036
Accounts receivable, less allowances (December 31, 2020—$853 and June 30, 2020—$905)	151,068	160,671
Costs and estimated earnings in excess of billings on uncompleted contracts	41,398	59,548
Inventories	6,764	6,460
Income taxes receivable	4,287	3,919
Other current assets	7,769	4,526
Total current assets	304,767	335,160
Property, plant and equipment at cost:
Land and buildings	43,243	42,695
Construction equipment	94,893	94,154
Transportation equipment	52,182	55,864
Office equipment and software	42,143	39,356
Construction in progress	2,065	4,427
Total property, plant and equipment - at cost	234,526	236,496
Accumulated depreciation	(158,774)	(155,748)
Property, plant and equipment - net	75,752	80,748
Operating lease right-of-use assets	18,308	21,375
Goodwill	60,605	60,369
Other intangible assets, net of accumulated amortization	7,743	8,837
Deferred income taxes	6,815	5,988
Other assets	5,920	4,833
Total assets	$479,910	$517,310
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	December 31, 2020	June 30, 2020
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$51,269	$73,094
Billings on uncompleted contracts in excess of costs and estimated earnings	62,244	63,889
Accrued wages and benefits	16,373	16,205
Accrued insurance	7,795	7,301
Operating lease liabilities	5,359	7,568
Other accrued expenses	7,087	7,890
Total current liabilities	150,127	175,947
Deferred income taxes	75	61
Operating lease liabilities	17,521	19,997
Borrowings under senior secured revolving credit facility	—	9,208
Other liabilities	7,898	4,208
Total liabilities	175,621	209,421
Commitments and contingencies
Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of December 31, 2020 and June 30, 2020; 26,502,960 and 26,141,528 shares outstanding as of December 31, 2020 and June 30, 2020	279	279
Additional paid-in capital	133,957	138,966
Retained earnings	198,774	206,402
Accumulated other comprehensive loss	(7,150)	(8,373)
	325,860	337,274
Less: Treasury stock, at cost — 1,385,257 shares as of December 31, 2020, and 1,746,689 shares as of June 30, 2020	(21,571)	(29,385)
Total stockholders' equity	304,289	307,889
Total liabilities and stockholders’ equity	$479,910	$517,310
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	December 31, 2020	December 31, 2019
Operating activities:
Net loss	$(7,628)	$(21,857)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,287	9,702
Goodwill and other intangible asset impairment	—	38,515
Stock-based compensation expense	4,199	5,813
Operating lease impairment due to restructuring	242	—
Deferred income tax	(760)	(2,934)
Gain on sale of property, plant and equipment	(1,186)	(285)
Provision for uncollectible accounts	(41)	1,193
Other	200	(213)
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	9,644	18,173
Costs and estimated earnings in excess of billings on uncompleted contracts	18,150	38,860
Inventories	(304)	832
Other assets and liabilities	(6,095)	1,547
Accounts payable	(21,788)	(38,182)
Billings on uncompleted contracts in excess of costs and estimated earnings	(1,645)	4,936
Accrued expenses	3,549	(17,475)
Net cash provided by operating activities	5,824	38,625
Investing activities:
Capital expenditures	(3,068)	(14,492)
Proceeds from asset sales	1,634	377
Net cash used by investing activities	$(1,434)	$(14,115)

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	December 31, 2020	December 31, 2019
Financing activities:
Advances under senior secured revolving credit facility	$1,125	$17,395
Repayments of advances under senior secured revolving credit facility	(10,913)	(8,126)
Payment of debt amendment fees	(663)	—
Open market purchase of treasury shares	—	(9,913)
Proceeds from issuance of common stock under employee stock purchase plan	155	157
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(1,549)	(3,491)
Net cash used by financing activities	(11,845)	(3,978)
Effect of exchange rate changes on cash and cash equivalents	900	248
Increase (decrease) in cash and cash equivalents	(6,555)	20,780
Cash and cash equivalents, beginning of period	100,036	89,715
Cash and cash equivalents, end of period	$93,481	$110,495
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$197	$4,751
Interest	$1,039	$947
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$11	$682

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total
Balances, October 1, 2020	$279	$132,687	$203,365	$(22,342)	$(7,969)	$306,020
Net loss	—	—	(4,591)	—	—	(4,591)
Other comprehensive income	—	—	—	—	819	819
Issuance of deferred shares (35,615 shares)	—	(632)	—	632	—	—
Treasury shares sold to Employee Stock Purchase Plan (8,585 shares)	—	(79)	—	152	—	73
Treasury shares purchased to satisfy tax withholding obligations (1,436 shares)	—	—	—	(13)	—	(13)
Stock-based compensation expense	—	1,981	—	—	—	1,981
Balances, December 31, 2020	$279	$133,957	$198,774	$(21,571)	$(7,150)	$304,289

Balances, October 1, 2019	$279	$132,936	$245,627	$(13,270)	$(8,145)	$357,427
Net loss	—	—	(28,008)	—	—	(28,008)
Other comprehensive income	—	—	—	—	523	523
Issuance of deferred shares (40,786 shares)	—	(673)	—	673	—	—
Treasury shares sold to Employee Stock Purchase Plan (4,468 shares)	—	5	—	69	—	74
Open market purchase of treasury shares (500,000 shares)	—	—	—	(9,913)	—	(9,913)
Treasury shares purchased to satisfy tax withholding obligations (4,586 shares)	—	—	—	(97)	—	(97)
Stock-based compensation expense	—	2,789	—	—	—	2,789
Balances, December 31, 2019	$279	$135,057	$217,619	$(22,538)	$(7,622)	$322,795

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total
Balances, July 1, 2020	$279	$138,966	$206,402	$(29,385)	$(8,373)	$307,889
Net loss	—	—	(7,628)	—	—	(7,628)
Other comprehensive income	—	—	—	—	1,223	1,223
Issuance of deferred shares (514,318 shares)	—	(9,067)	—	9,067	—	—
Treasury shares sold to Employee Stock Purchase Plan (17,315 shares)	—	(141)	—	296	—	155
Treasury shares purchased to satisfy tax withholding obligations (170,201 shares)	—	—	—	(1,549)	—	(1,549)
Stock-based compensation expense	—	4,199	—	—	—	4,199
Balances, December 31, 2020	$279	$133,957	$198,774	$(21,571)	$(7,150)	$304,289

Balances, July 1, 2019	$279	$137,712	$239,476	$(17,759)	$(7,751)	$351,957
Net loss	—	—	(21,857)	—	—	(21,857)
Other comprehensive income	—	—	—	—	129	129
Issuance of deferred shares (535,060 shares)	—	(8,486)	—	8,486	—	—
Treasury shares sold to Employee Stock Purchase Plan (8,521 shares)	—	18	—	139	—	157
Open market purchase of treasury shares (500,000 shares)	—	—	—	(9,913)	—	(9,913)
Treasury shares purchased to satisfy tax withholding obligations (178,670 shares)	—	—	—	(3,491)	—	(3,491)
Stock-based compensation expense	—	5,813	—	—	—	5,813
Balances, December 31, 2019	$279	$135,057	$217,619	$(22,538)	$(7,622)	$322,795

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2020, included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the three and six month periods ended December 31, 2020 may not necessarily be indicative of the results of operations for the full year ending June 30, 2021.
Significant Accounting Policies
The Company has updated its significant accounting policies as a result of adopting the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses (Topic 326) on July 1, 2020, and our change in reportable segments effective July 1, 2020. The Company's other significant accounting policies are detailed in “Note 1 - Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended June 30, 2020.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

•Utility and Power Infrastructure: consists of power delivery services provided to investor owned utilities, including construction of new substations, upgrades of existing substations, transmission and distribution line installations, upgrades and maintenance, as well as emergency and storm restoration services. The Company also provides construction and maintenance services to a variety of power generation facilities, including gas fired facilities in simple or combined cycle configuration, and provides engineering, fabrication, and construction services for liquefied natural gas ("LNG") utility peak shaving facilities.
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
•Storage and Terminal Solutions: consists of work related to aboveground storage tanks and terminals. Also included in this segment are cryogenic and other specialty storage tanks and terminals, including LNG, liquid nitrogen/liquid oxygen, liquid petroleum, hydrogen and other specialty vessels such as spheres, as well as marine structures and truck and rail loading/offloading facilities. The Company's services include engineering, fabrication, construction, and maintenance and repair, which includes planned and emergency services for both tanks and full terminals. Finally, the Company offers tank products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.
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
Note 2 – Revenue
Remaining Performance Obligations
The Company had $418.0 million of remaining performance obligations yet to be satisfied as of December 31, 2020. The Company expects to recognize $315.3 million of its remaining performance obligations as revenue within the next twelve months.
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

	December 31, 2020	June 30, 2020	Change
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$41,398	$59,548	$(18,150)
Billings on uncompleted contracts in excess of costs and estimated earnings	(62,244)	(63,889)	1,645
Net contract liabilities	$(20,846)	$(4,341)	$(16,505)
The difference between the beginning and ending balances of the Company's CIE and BIE primarily results from the timing of revenue recognized relative to its billings. The amount of revenue recognized during the six months ended December 31, 2020 that was included in the June 30, 2020 BIE balance was $52.8 million. This revenue consists primarily of work performed during the period on contracts with customers that had advance billings.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Progress billings in accounts receivable at December 31, 2020 and June 30, 2020 included retentions to be collected within one year of $35.4 million and $37.3 million, respectively. Contract retentions collectible beyond one year are included in other assets in the Condensed Consolidated Balance Sheet and totaled $2.2 million as of December 31, 2020 and $1.6 million as of June 30, 2020.
Disaggregated Revenue
Revenue disaggregated by reportable segment is presented in Note 9 - Segment Information. The following series of tables presents revenue disaggregated by geographic area where the work was performed and by contract type:
Geographic Disaggregation:

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	(In thousands)
United States	$146,200	$291,348	$307,577	$605,765
Canada	19,132	24,703	38,743	45,872
Other international	2,136	2,626	3,919	5,137
Total Revenue	$167,468	$318,677	$350,239	$656,774

Contract Type Disaggregation:

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	(In thousands)
Fixed-price contracts	$113,871	$174,773	$247,227	$351,093
Time and materials and other cost reimbursable contracts	53,597	143,904	103,012	305,681
Total Revenue	$167,468	$318,677	$350,239	$656,774
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
Other
In the three and six months ended December 31, 2020, our results of operations were materially impacted by changes in estimate of the forecasted costs to complete a large crude oil storage terminal capital project. The changes in estimate resulted in decreases in operating income of $5.8 million and $7.7 million during the three and six months ended December 31, 2020, respectively. The Company has achieved mechanical completion and is demobilizing from the project. We continue to work through final closeout and outstanding change orders with the client.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Leases
The Company enters into lease arrangements for real estate, construction equipment and information technology equipment in the normal course of business. Real estate leases accounted for approximately 92% of all right-of-use assets as of December 31, 2020. Most real estate and information technology equipment leases generally have fixed payments that follow an agreed upon payment schedule and have remaining lease terms ranging from less than a year to 15 years. Construction equipment leases generally have "month-to-month" lease terms that automatically renew as long as the equipment remains in use.
During the six months ended December 31, 2020, the Company recognized $0.2 million of impairments of a right-of-use asset in connection with the closure of a leased office space. The impairments are included in restructuring costs in the condensed consolidated statements of income.

The components of lease expense in the condensed consolidated statements of income are as follows:

		Three Months Ended		Six Months Ended
		December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Lease expense	Location of Expense	(in thousands)
Operating lease expense	Cost of revenue and selling, general and administrative expenses	$2,310	$3,256	$4,798	$6,372
Short-term lease expense(1)	Cost of revenue	6,274	11,007	12,248	20,615
Total lease expense		$8,584	$14,263	$17,046	$26,987

(1)Primarily represents the lease expense of construction equipment that is subject to month-to-month rental agreements with expected rental durations of less than one year.

The future undiscounted lease payments, as reconciled to the discounted operating lease liabilities presented in the Company's Condensed Consolidated Balance Sheets, were as follows:

December 31, 2020
Maturity Analysis:	(in thousands)
Remainder of Fiscal 2021	$3,767
Fiscal 2022	5,350
Fiscal 2023	3,845
Fiscal 2024	2,822
Fiscal 2025	2,282
Thereafter	9,601
Total future operating lease payments	27,667
Less: imputed interest	(4,787)
Net present value of future lease payments	22,880
Less: current portion of operating lease liabilities	5,359
Non-current operating lease liabilities	$17,521
The following is a summary of the weighted average remaining operating lease term and weighted average discount rate as of December 31, 2020:

Weighted-average remaining lease term (in years)	6.8 years
Weighted-average discount rate	5.6%

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Supplemental cash flow information related to leases is as follows:

Six Months Ended
December 31, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,972
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$1,098

Note 4 – Intangible Assets Including Goodwill
Goodwill
The changes in the carrying value of goodwill by segment are as follows:

	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions	Total
	(In thousands)
Net balance at June 30, 2020	$6,905	$26,846	$26,618	$60,369
Translation adjustment(1)	72	22	142	236
Net balance at December 31, 2020	$6,977	$26,868	$26,760	$60,605

(1)The translation adjustments relate to the periodic translation of Canadian Dollar and South Korean Won denominated goodwill recorded as a part of prior acquisitions in Canada and South Korea, in which the local currency was determined to be the functional currency.
The Company tests its goodwill for impairment annually in May. While there continues to be uncertainty around the near-term level of spending by some of our customers due to the impacts of the COVID-19 pandemic on our markets and the economy, this uncertainty did not result in any impairment indicators as of December 31, 2020. We will continue to monitor the latest developments and perform interim tests for goodwill impairment as needed.
Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At December 31, 2020
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,483	$(1,946)	$537
Customer-based	6 to 15	17,243	(10,037)	7,206
Total amortizing intangible assets		$19,726	$(11,983)	$7,743

		At June 30, 2020
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,579	$(1,956)	$623
Customer-based	6 to 15	21,840	(13,626)	8,214
Total amortizing intangible assets		$24,419	$(15,582)	$8,837
Amortization expense totaled $0.5 million and $1.1 million during the three and six months ended December 31, 2020 and $0.9 million and $1.9 million during the three and six months ended December 31, 2019, respectively.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

We estimate that the remaining amortization expense related to December 31, 2020 amortizing intangible assets will be as follows (in thousands):

Period ending:
Remainder of Fiscal 2021	$1,131
Fiscal 2022	1,816
Fiscal 2023	1,729
Fiscal 2024	1,416
Fiscal 2025	1,126
Fiscal 2026	167
Thereafter	358
Total estimated remaining amortization expense at December 31, 2020	$7,743
Note 5 – Debt
On November 2, 2020, the Company entered into the Fifth Amended and Restated Credit Agreement (the "Credit Agreement"), by and among the Company and certain foreign subsidiaries, as Borrowers, various subsidiaries of the Company, as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Lead Arranger and Sole Bookrunner, and the other Lenders party thereto, which replaced the Fourth Amended and Restated Credit Agreement (the "Prior Credit Agreement") that was in place at June 30, 2020, which is described in Part II, Item 8. Financial Statements and Supplementary Data, Note 5 - Debt, in the Company's Annual Report on Form 10-K for the year ended June 30, 2020.
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
Covenants and limitations under the Credit Agreement include the following:

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
•Share repurchases are limited to $30.0 million per calendar year.
As of December 31, 2020, the Company is in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.
Availability at December 31, 2020 and June 30, 2020 under the new and prior senior secured revolving credit facilities, respectively, were as follows:

	December 31, 2020	June 30, 2020
	(In thousands)
Senior secured revolving credit facility	$200,000	$300,000
Capacity constraint due to the Leverage Ratio	131,690	162,864
Capacity under the credit facility	68,310	137,136
Letters of credit	34,899	34,529
Borrowings outstanding	—	9,208
Availability under the senior secured revolving credit facility	$33,411	$93,399
Availability under the new $200.0 million senior secured revolving credit facility at June 30, 2020 would have been the same if the Credit Agreement had been in place on such date due to the capacity constraint.
Note 6 – Income Taxes
Effective Tax Rate
Our effective tax rates for the three and six months ended December 31, 2020 were 20.9% and 11.0%, respectively; compared to 10.5% and 2.6% for the three and six months ended December 31, 2019, respectively. We expect our effective tax rate to be approximately 27.0% for the remainder of fiscal 2021. The effective tax rate in fiscal 2021 was negatively impacted by deferred tax asset adjustments of $0.2 million and $1.2 million during the three and six months ended December 31, 2020, respectively.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Deferred Payroll Taxes
The Company has deferred $11.1 million of U.S. payroll tax as of December 31, 2020 through provisions of the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the "CARES Act"). The deferred payroll taxes are included within other accrued expenses and other liabilities in the consolidated balance sheets. The Company must repay half of the deferred payroll tax by December 31, 2021 and the remainder by December 31, 2022.
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
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $13.0 million at December 31, 2020 and $14.5 million at June 30, 2020. Generally, collection of amounts related to unpriced change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.
Other
During the third quarter of fiscal 2020, the Company commenced litigation in an effort to collect accounts receivable from an iron and steel customer following the deterioration of the relationship in the second quarter of fiscal 2020. The unpaid receivable balance at December 31, 2020 was $16.9 million. Litigation is unpredictable, however, based on the terms of the contract with this customer, the Company is entitled to collect the full amount owed under the contract.
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
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	(In thousands, except per share data)
Basic EPS:
Net loss	$(4,591)	$(28,008)	$(7,628)	$(21,857)
Weighted average shares outstanding	26,489	26,925	26,377	26,930
Basic loss per share	$(0.17)	$(1.04)	$(0.29)	$(0.81)
Diluted EPS:
Diluted weighted average shares	26,489	26,925	26,377	26,930
Diluted loss per share	$(0.17)	$(1.04)	$(0.29)	$(0.81)

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	(In thousands)
Stock options	54	26	54	25
Nonvested deferred shares	305	718	436	870
Total antidilutive securities	359	744	490	895

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9 – Segment Information
Change in Reportable Segments
Due to changing markets facing our clients and to better align the financial reporting of the Company with our long-term strategic growth areas, we began reporting our financial results under new reportable segments effective July 1, 2020. The new reportable segments along with a description of each are as follows:
•Utility and Power Infrastructure: consists of power delivery services provided to investor owned utilities, including construction of new substations, upgrades of existing substations, transmission and distribution line installations, upgrades and maintenance, as well as emergency and storm restoration services. The Company also provides construction and maintenance services to a variety of power generation facilities, including gas fired facilities in simple or combined cycle configuration and provides engineering, fabrication, and construction services for LNG utility peak shaving facilities.

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
•Storage and Terminal Solutions: consists of work related to aboveground storage tanks and terminals. Also included in this segment are cryogenic and other specialty storage tanks and terminals, including LNG, liquid nitrogen/liquid oxygen, liquid petroleum, hydrogen and other specialty vessels such as spheres, as well as marine structures and truck and rail loading/offloading facilities. The Company's services include engineering, fabrication, construction, and maintenance and repair, which includes planned and emergency services for both tanks and full terminals. Finally, the Company offers tank products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Results of Operations
(In thousands)

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Gross revenue
Utility and Power Infrastructure	$52,023	$49,155	$112,694	$96,882
Process and Industrial Facilities	51,747	143,769	98,475	299,221
Storage and Terminal Solutions	65,434	128,008	143,030	264,009
Total gross revenue	$169,204	$320,932	$354,199	$660,112
Less: Inter-segment revenue
Process and Industrial Facilities	$485	$886	$1,282	$1,461
Storage and Terminal Solutions	1,251	1,369	2,678	1,877
Total inter-segment revenue	$1,736	$2,255	$3,960	$3,338
Consolidated revenue
Utility and Power Infrastructure	$52,023	$49,155	$112,694	$96,882
Process and Industrial Facilities	51,262	142,883	97,193	297,760
Storage and Terminal Solutions	64,183	126,639	140,352	262,132
Total consolidated revenue	$167,468	$318,677	$350,239	$656,774
Gross profit (loss)
Utility and Power Infrastructure	$5,597	$(1,226)	$12,510	$(1,394)
Process and Industrial Facilities	7,864	13,838	11,523	27,428
Storage and Terminal Solutions	1,852	18,026	5,630	37,768
Corporate	—	(637)	—	(1,336)
Total gross profit	$15,313	$30,001	$29,663	$62,466
Selling, general and administrative expenses
Utility and Power Infrastructure	$2,576	$2,778	$4,798	$5,410
Process and Industrial Facilities	3,387	7,385	7,437	14,323
Storage and Terminal Solutions	3,919	6,791	9,062	13,777
Corporate	6,842	6,211	13,555	13,346
Total selling, general and administrative expenses	$16,724	$23,165	$34,852	$46,856
Intangible asset impairments and restructuring costs
Utility and Power Infrastructure	$812	$24,900	$823	$24,900
Process and Industrial Facilities	3,364	13,615	2,864	13,615
Storage and Terminal Solutions	641	—	654	—
Corporate	228	—	384	—
Total asset impairments and restructuring costs	$5,045	$38,515	$4,725	$38,515
Operating income (loss)
Utility and Power Infrastructure	$2,209	$(28,904)	$6,889	$(31,704)
Process and Industrial Facilities	1,113	(7,162)	1,222	(510)
Storage and Terminal Solutions	(2,708)	11,235	(4,086)	23,991
Corporate	(7,070)	(6,848)	(13,939)	(14,682)
Total operating loss	$(6,456)	$(31,679)	$(9,914)	$(22,905)

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Total assets by segment were as follows:

	December 31, 2020	June 30, 2020
Utility and Power Infrastructure	$80,664	$67,398
Process and Industrial Facilities	106,053	138,734
Storage and Terminal Solutions	164,735	187,167
Corporate	128,458	124,011
Total segment assets	$479,910	$517,310

Note 10 – Restructuring Costs
During the third quarter of fiscal 2020, the Company initiated a business improvement plan to increase profitability and reduce its cost structure related to:
•its strategic initiative to exit the domestic iron and steel industry;
•the implementation of business improvements in the power delivery portion of the Utility and Power Infrastructure segment; and
•the decline in revenue caused by the ongoing effects of the COVID-19 pandemic and related market disruptions.
The business improvement plan consists of discretionary cost reductions, workforce reductions, reduction of capital expenditures and the reduction in size or closure of certain offices in order to increase the utilization of the Company's staff and bring the cost structure of the business in line with revenue volumes. The Company incurred $14.0 million of restructuring costs during fiscal 2020 and $4.7 million during the first half of fiscal 2021. The restructuring costs consist primarily of severance costs, facility closure costs, intangible asset impairments and other liabilities as a result of exiting certain operations. Activities under this plan are essentially complete with remaining costs of $1.0 million to $1.5 million expected in the third quarter.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Restructuring costs under our business improvement plan are classified as follows:

	Three months ended December 31, 2020	Six months ended December 31, 2020	Since Inception of Business Improvement Plan
	(In thousands)
Utility and Power Infrastructure
Severance and other personnel-related costs	$811	$818	$2,158
Facility costs	1	5	240
Other intangible asset impairments	—	—	1,150
Total Utility and Power Infrastructure	$812	$823	$3,548
Process and Industrial Facilities
Severance and other personnel-related costs	$3,082	$2,590	$8,758
Facility costs	134	15	2,770
Other intangible asset impairments	—	—	375
Other costs	148	259	259
Total Process and Industrial Facilities	$3,364	$2,864	$12,162
Storage and Terminal Solutions
Severance and other personnel-related costs	$640	$653	$1,000
Facility costs	1	1	721
Total Storage and Terminal Solutions	$641	$654	$1,721
Corporate
Severance and other personnel-related costs	$155	$161	$1,081
Facility costs	73	223	223
Total Corporate	$228	$384	$1,304

Restructuring Costs by Type:
Severance and other personnel-related costs	$4,688	$4,222	$12,997
Facility costs	209	244	3,954
Other intangible asset impairments	—	—	1,525
Other costs	148	259	259
Total restructuring costs	$5,045	$4,725	$18,735

The restructuring reserve is included in other accrued expenses and other liabilities in the condensed consolidated balance sheets. The table below is a reconciliation of the beginning and ending restructuring reserve balance under the business improvement plan (in thousands):

Balance as of June 30, 2020	$2,403
Restructuring costs incurred	3,422
Cash payments	(1,214)
Adjustment to liability	(510)
Balance as of December 31, 2020	$4,101

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
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $13.0 million at December 31, 2020 and $14.5 million at June 30, 2020. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.

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
RESULTS OF OPERATIONS
Operational Update
Although we expect business conditions to improve in the second half of fiscal 2021, there continues to be significant uncertainty regarding the near- and intermediate-term economic impacts from the COVID-19 pandemic, which continues to disrupt the markets we serve. As the COVID-19 pandemic persists, the Company's top priority has been to maintain a safe working environment for all employees, customers and business partners. We transitioned the majority of our administrative and engineering team members to remote working conditions in March 2020. At this time, we have returned to the office in select locations where predetermined criteria have been met, but the majority of our administrative and engineering team members continue to work remotely. Work at most customer locations continues to progress as our project teams in coordination with our clients created work processes to integrate the guidance from governmental agencies and leading health organizations to protect the health and safety of everyone on our job sites.
As a result of the business conditions, we implemented discretionary cost reductions, workforce reductions, reduced capital expenditures and reduced the size of or closed certain offices. The Company incurred $14.0 million of restructuring costs during fiscal 2020 and $4.7 million during the first half of fiscal 2021. The restructuring costs consist primarily of severance costs, facility closure costs, intangible asset impairments and other liabilities as a result of exiting certain operations. These actions have resulted in an annual reduction in construction overhead and SG&A costs of approximately $60 million. Activities under this plan are essentially complete with remaining costs of $1.0 million to $1.5 million expected in the third quarter.
In order to more clearly depict the core profitability of the Company, the following table presents our net income (loss) and earnings (loss) per fully diluted share for the three and six months ended December 31, 2020 and 2019 after adjusting for restructuring costs, impairments and the tax impacts of these adjustments and other net tax items:
Reconciliation of Adjusted Net Income (Loss) and Diluted Earnings (Loss) per Common Share(1)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Net loss, as reported	$(4,591)	$(28,008)	$(7,628)	$(21,857)
Restructuring costs incurred	5,045	—	4,725	—
Goodwill and intangible asset impairments	—	38,515	—	38,515
Tax impact of adjustments and other net tax items	(1,299)	(5,275)	(1,217)	(5,275)
Adjusted net income (loss)	$(845)	$5,232	$(4,120)	$11,383

Loss per fully diluted share, as reported	$(0.17)	$(1.04)	$(0.29)	$(0.81)
Adjusted earnings (loss) per fully diluted share	$(0.03)	$0.19	$(0.16)	$0.41

(1)This table presents non-GAAP financial measures of our adjusted net income (loss) and adjusted diluted earnings (loss) per common share for the three and six months ended December 31, 2020 and 2019. The most directly comparable GAAP financial measures are net loss and diluted loss per common share, respectively, presented in the condensed consolidated statements of income. We have presented these non-GAAP financial measures because we believe they more clearly depict the core operating results of the Company during the periods presented and provide a more comparable measure of the Company's operating results to other companies considered to be in similar businesses. Since adjusted net income (loss) and adjusted diluted earnings (loss) per common share are not measures of performance calculated in accordance with GAAP, they should be considered in addition to, rather than as a substitute for, the most directly comparable GAAP financial measures.

Change in Reportable Segments
Due to changing markets facing our clients and to better align the financial reporting of the Company with our long-term strategic growth areas, we began reporting our financial results under new reportable segments effective July 1, 2020. The new reportable segments along with a description of each are as follows:
•Utility and Power Infrastructure: consists of power delivery services provided to investor owned utilities, including construction of new substations, upgrades of existing substations, transmission and distribution line installations, upgrades and maintenance, as well as emergency and storm restoration services. The Company also provides construction and maintenance services to a variety of power generation facilities, including gas fired facilities in simple or combined cycle configuration, and provides engineering, fabrication, and construction services for liquefied natural gas LNG utility peak shaving facilities.
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
•Storage and Terminal Solutions: consists of work related to aboveground storage tanks and terminals. Also included in this segment are cryogenic and other specialty storage tanks and terminals, including LNG, liquid nitrogen/liquid oxygen, liquid petroleum, hydrogen and other specialty vessels such as spheres, as well as marine structures and truck and rail loading/offloading facilities. The Company's services include engineering, fabrication, construction, and maintenance and repair, which includes planned and emergency services for both tanks and full terminals. Finally, the Company offers tank products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.
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
Three Months Ended December 31, 2020 Compared to the Three Months Ended December 31, 2019
Consolidated
Consolidated revenue was $167.5 million for the three months ended December 31, 2020, compared to $318.7 million in the same period in the prior fiscal year. On a segment basis, revenue decreased for the Process and Industrial Facilities and Storage and Terminal Solutions segments by $91.6 million, and $62.5 million, respectively. These decreases were partially offset by an increase in the Utility and Power Infrastructure segment of $2.9 million.
Consolidated gross profit decreased to $15.3 million in the three months ended December 31, 2020 compared to $30.0 million in the same period in the prior fiscal year. Gross margin decreased to 9.1% in the three months ended December 31, 2020 compared to 9.4% in the same period in the prior fiscal year. Despite generally strong project execution, gross margins in fiscal 2021 were lower than fiscal 2020 due to lower than forecasted volumes, which led to higher under recovery of construction overhead costs.
Consolidated SG&A expenses were $16.7 million in the three months ended December 31, 2020 compared to $23.2 million in the same period a year earlier. The decrease is primarily attributable to cost reductions we implemented under our business improvement plan that began in the third quarter of 2020 and lower incentive compensation.
The Company recorded $5.0 million of restructuring costs in the three months ended December 31, 2020 due to actions taken under our business improvement plan. See "Operational Update" in this Results of Operations section and Item 1. Financial Statements, Note 10 - Restructuring Costs, for more information.

Interest expense was $0.4 million in the three months ended December 31, 2020 and December 31, 2019. Interest income was less than $0.1 million in the three months ended December 31, 2020 compared to $0.4 million in the same period a year ago primarily due to higher interest rates in the prior period.
Our effective tax rates for the three months ended December 31, 2020 and December 31, 2019 were 20.9% and 10.5%, respectively. The effective tax rate for the three months ended December 31, 2020 was negatively impacted by deferred tax asset adjustments of $0.2 million. We expect our effective tax rate to be approximately 27.0% for the remainder of fiscal 2021.
For the three months ended December 31, 2020, we had a net loss of $4.6 million, or $0.17 per fully diluted share, compared to a net loss of $28.0 million, or $1.04 per fully diluted share, in the three months ended December 31, 2019. For the three months ended December 31, 2020, the adjusted net loss was $0.8 million, or $0.03 per fully diluted share, compared to adjusted net income of $5.2 million, or $0.19 per fully diluted share, in the three months ended December 31, 2019.
Utility and Power Infrastructure
Revenue for the Utility and Power Infrastructure segment was $52.0 million in the three months ended December 31, 2020 compared to $49.2 million in the same period a year earlier. The increase is due to a higher volume of LNG utility peak shaving work, partially offset by lower volumes of power delivery and power generation work. The segment gross margin was 10.8% in fiscal 2021 compared to (2.5)% in fiscal 2020. The fiscal 2021 segment gross margin was positively impacted by strong project execution, partially offset by under recovery of construction overhead costs. The fiscal 2020 segment gross loss was negatively impacted by poor project execution, which included a charge on a transmission and distribution upgrade project.
Process and Industrial Facilities
Revenue for the Process and Industrial Facilities segment was $51.3 million in the three months ended December 31, 2020 compared to $142.9 million in the same period a year earlier. The decrease is primarily due to our strategic exit from the domestic iron and steel industry in the third quarter of fiscal 2020, the completion of a major capital project, lower volumes of midstream gas projects, and reduced refinery turnaround and maintenance work. The segment gross margin was 15.3% for the three months ended December 31, 2020 compared to 9.7% in the same period last year. Segment gross margin in the second quarter of fiscal 2021 was positively impacted by strong project execution. Under recovery of construction overhead costs in fiscal 2021 was offset by the positive impact of a one-time workers' compensation item. The fiscal 2020 segment gross margin was supported by good project execution on both capital and repair and maintenance iron and steel projects.
Storage and Terminal Solutions
Revenue for the Storage and Terminal Solutions segment was $64.2 million in the three months ended December 31, 2020 compared to $126.6 million in the same period a year earlier. The decrease in segment revenue is primarily a result of lower volumes of crude oil tank and terminal capital work and repair and maintenance work. The segment gross margin in fiscal 2021 was negatively impacted by a lower than previously forecasted margin on a large crude oil storage terminal capital project and the under recovery of construction overhead costs. The $5.8 million project charge reduced the segment gross margin by 9.7% to 2.9%. The Company has achieved mechanical completion and is demobilizing from the project. We continue to work through final closeout and outstanding change orders with the client. The segment gross margin was 14.2% in the three months ended December 31, 2019. The fiscal 2020 segment gross margin was positively impacted by strong project execution on large capital projects and higher volumes than fiscal 2021, which led to better recovery of construction overhead costs.
Corporate
Unallocated corporate expenses were $7.1 million during the three months ended December 31, 2020 compared to $6.8 million in the same period last year. Fiscal 2021 included restructuring costs of $0.2 million and fiscal 2020 included an incentive reversal of $1.1 million.
Six Months Ended December 31, 2020 Compared to the Six Months Ended December 31, 2019
Consolidated
Consolidated revenue was $350.2 million for the six months ended December 31, 2020, compared to $656.8 million in the same period in the prior fiscal year. On a segment basis, revenue decreased for the Process and Industrial Facilities and Storage and Terminal Solutions segments by $200.6 million, and $121.8 million, respectively. These decreases were partially offset by an increase in the Utility and Power Infrastructure segment of $15.8 million.

Consolidated gross profit decreased to $29.7 million in the six months ended December 31, 2020 compared to $62.5 million in the same period in the prior fiscal year. Gross margin decreased to 8.5% in the six months ended December 31, 2020 compared to 9.5% in the same period in the prior fiscal year. Despite generally strong project execution, gross margins in the first half of fiscal 2021 were lower than fiscal 2020 due to lower than forecasted volumes, which led to higher under recovery of construction overhead costs.
Consolidated SG&A expenses were $34.9 million in the six months ended December 31, 2020 compared to $46.9 million in the same period a year earlier. The decrease is primarily attributable to cost reductions we implemented under our business improvement plan that began in the third quarter of fiscal 2020 and lower incentive compensation.
The Company recorded $4.7 million of restructuring costs in the six months ended December 31, 2020 due to actions taken under our business improvement plan. See "Operational Update" in this Results of Operations section and Item 1. Financial Statements, Note 10 - Restructuring Costs, for more information.
Interest expense was $0.7 million in the six months ended December 31, 2020 compared to $0.8 million in the six months ended December 31, 2019. Interest income was $0.1 million in the six months ended December 31, 2020 compared to $0.9 million in the same period a year ago primarily due to higher interest rates in the prior period.
Our effective tax rates for the six months ended December 31, 2020 and December 31, 2019 were 11.0% and 2.6%, respectively. The effective tax rate for the six months ended December 31, 2020 was negatively impacted by deferred tax asset adjustments of $1.2 million. We expect our effective tax rate to be approximately 27.0% for the remainder of fiscal 2021.
For the six months ended December 31, 2020, we had a net loss of $7.6 million, or $0.29 per fully diluted share, compared to a net loss of $21.9 million, or $0.81 per fully diluted share, in the six months ended December 31, 2019. For the six months ended December 31, 2020, the adjusted net loss was $4.1 million, or $0.16 per fully diluted share, compared to adjusted net income of $11.4 million, or $0.41 per fully diluted share, in the six months ended December 31, 2019.
Utility and Power Infrastructure
Revenue for the Utility and Power Infrastructure segment was $112.7 million in the six months ended December 31, 2020 compared to $96.9 million in the same period a year earlier. The increase is due to a higher volume of LNG utility peak shaving work, partially offset by lower volumes of power delivery and power generation work. The segment gross margin (loss) was 11.1% in fiscal 2021 compared to (1.4)% in fiscal 2020. The fiscal 2021 segment gross margin was positively impacted by strong project execution, partially offset by under recovery of construction overhead costs. The fiscal 2020 segment gross margin was negatively impacted by poor project execution, which included a charge on a transmission and distribution upgrade project, and a charge on an LNG utility peak shaving capital project due to purchased equipment that was found to be under performing.
Process and Industrial Facilities
Revenue for the Process and Industrial Facilities segment was $97.2 million in the six months ended December 31, 2020 compared to $297.8 million in the same period a year earlier. The decrease is primarily due to our strategic exit from the domestic iron and steel industry in the third quarter of fiscal 2020, the completion of a major capital project, lower volumes of midstream gas projects, and reduced refinery turnaround and maintenance work. The segment gross margin was 11.9% for the six months ended December 31, 2020 compared to 9.2% in the same period last year. Segment gross margin in the first half of fiscal 2021 was positively impacted by strong project execution. Under recovery of construction overhead costs in fiscal 2021 was partially offset by the positive impact of a one-time workers' compensation item. The fiscal 2020 segment gross margin was supported by good project execution on both capital and repair and maintenance iron and steel projects, partially offset by a lower volume of turnaround work, which led to the under recovery of construction overhead costs.
Storage and Terminal Solutions
Revenue for the Storage and Terminal Solutions segment was $140.4 million in the six months ended December 31, 2020 compared to $262.1 million in the same period a year earlier. The decrease in segment revenue is primarily a result of lower volumes of crude oil tank and terminal capital work and repair and maintenance work. The segment gross margin in fiscal 2021 was negatively impacted by a lower than previously forecasted margin on a large crude oil storage terminal capital project and the under recovery construction overhead costs. The $7.7 million project charge reduced the segment gross margin by 7.3% to 4.0%. The Company has achieved mechanical completion and is demobilizing from the project. We continue to work through final closeout and outstanding change orders with the client. The segment gross margin was 14.4% in the six months ended December 31, 2019. The fiscal 2020 segment gross margin was positively impacted by strong project execution on large capital projects and higher volumes than fiscal 2021, which led to better recovery of construction overhead costs.

Corporate
Unallocated corporate expenses included in operating loss were $13.9 million during the six months ended December 31, 2020 compared to $14.7 million in the same period last year. Fiscal 2021 included restructuring costs of $0.4 million and fiscal 2020 included an incentive reversal of $1.1 million.
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
The following table provides a summary of changes in our backlog for the three months ended December 31, 2020:

	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions	Total
	(In thousands)
Backlog as of September 30, 2020	$233,463	$150,590	$294,374	$678,427
Project awards	16,772	58,100	36,942	111,814
Revenue recognized	(52,023)	(51,262)	(64,183)	(167,468)
Backlog as of December 31, 2020	$198,212	$157,428	$267,133	$622,773
Book-to-bill ratio(1)	0.3	1.1	0.6	0.7

(1)Calculated by dividing project awards by revenue recognized during the period.

The following table provides a summary of changes in our backlog for the six months ended December 31, 2020:

	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions	Total
	(In thousands)
Backlog as of June 30, 2020	$272,816	$145,725	$339,924	$758,465
Project awards	38,090	108,896	67,561	214,547
Revenue recognized	(112,694)	(97,193)	(140,352)	(350,239)
Backlog as of December 31, 2020	$198,212	$157,428	$267,133	$622,773
Book-to-bill ratio(1)	0.3	1.1	0.5	0.6

(1)Calculated by dividing project awards by revenue recognized during the period.
Due to the impact of the COVID-19 pandemic and the resulting disruption to energy and industrial markets, some of our customers continue to be conservative with their spending levels.

In the Utility and Power Infrastructure segment, performance in the power delivery portion continues to be strong on reduced revenue, however bidding activity is strong, and we expect project awards to improve as we move through the fiscal year. Similarly, our LNG peak shaving projects are performing well and the opportunity pipeline for future projects is strong, however those awards, while significant, can be less frequent. We are optimistic that the priorities of the new presidential administration will lead to increased opportunities in this segment.
In the Process and Industrial Facilities segment, overall the short-term impact of the global pandemic on the Company's refinery turnaround and maintenance operations has moderated while maintenance volumes in locations where we have a permanent presence has returned to normal. However, some refiners continue to delay or reduce discretionary maintenance and capital spending. We expect some improvement in the Spring turnaround cycle. During the second quarter of fiscal 2021, we received a key contract for a natural gas pipeline compressor station upgrade. In addition, we continue to see strong demand for thermal vacuum chambers, as well as increasing opportunities in mining and minerals and chemicals.
In the Storage and Terminal Solutions segment, we have seen deferrals in award dates and lengthening award cycles as a result of the COVID-19 pandemic and its disruption of global energy demand. Opportunities in crude oil tanks and terminals are limited, however, this segment also includes a strong funnel of opportunities in North America, Central America and the Caribbean for storage infrastructure projects related to natural gas, LNG, ammonia, renewable energy, and NGLs that support clean energy initiatives and chemical feed stocks.
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
Non-GAAP Financial Measure

Adjusted EBITDA

We have presented Adjusted EBITDA, which we define as net loss before impairment of goodwill and other intangible assets, restructuring costs, interest expense, income taxes, depreciation and amortization, because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Consolidated Statements of Income entitled “Net loss” is the most directly comparable GAAP measure to Adjusted EBITDA. Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. Adjusted EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not a measure of our ability to fund our cash needs. As Adjusted EBITDA excludes certain financial information compared with net loss, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, Adjusted EBITDA, has certain material limitations as follows:
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
A reconciliation of Adjusted EBITDA to net loss follows:

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	(In thousands)
Net loss	$(4,591)	$(28,008)	$(7,628)	$(21,857)
Goodwill and other intangible asset impairment	—	38,515	—	38,515
Restructuring costs	5,045	—	4,725	—
Interest expense	358	444	733	833
Provision for income taxes	(1,212)	(3,302)	(942)	(591)
Depreciation and amortization	4,648	4,923	9,287	9,702
Adjusted EBITDA	$4,248	$12,572	$6,175	$26,602

LIQUIDITY AND CAPITAL RESOURCES
Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity as of December 31, 2020 were cash and cash equivalents on hand, capacity under our senior secured revolving credit facility and cash flows from operations. Cash and cash equivalents on hand at December 31, 2020 totaled $93.5 million and availability under the senior secured revolving credit facility totaled $33.4 million resulting in available liquidity of $126.9 million as of December 31, 2020.
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
•eliminating all non-critical capital expenditures; and
•maintaining little or no debt.
The following table provides a summary of changes in our liquidity for the three months ended December 31, 2020 (in thousands):

Liquidity as of September 30, 2020	$133,891
Net cash increase due to changes in operating assets and liabilities	19,886
Net cash decrease due to other activity	(8,580)
Change in credit facility capacity constraint	(27,555)
Net repayments on credit facility	9,788
Increase in letters of credit outstanding	(133)
Foreign currency translation of borrowings	(405)
Liquidity as of December 31, 2020	$126,892

The following table provides a summary of changes in our liquidity for the six months ended December 31, 2020 (in thousands):

Liquidity as of June 30, 2020	$193,435
Net cash increase due to changes in operating assets and liabilities	1,511
Net cash decrease due to other activity	(8,066)
Change in credit facility capacity constraint	(68,826)
Net repayments on credit facility	9,788
Increase in letters of credit outstanding	(370)
Foreign currency translation of borrowings	(580)
Liquidity as of December 31, 2020	$126,892
A detailed discussion of our new credit agreement as recently amended is provided under the caption "Senior Secured Revolving Credit Facility" below.

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

•Issuances of letters of credit.

•Acquisitions and disposals of businesses.

•Strategic investments in new operations.

•Purchases of shares under our stock buyback program.
Cash Flow for the Six Months Ended December 31, 2020
Cash Flows Provided by Operating Activities
Cash provided by operating activities for the six months ended December 31, 2020 totaled $5.8 million. The various components are as follows:

Net Cash Provided by Operating Activities
(In thousands)

Net loss	$(7,628)
Non-cash expenses	12,501
Deferred income tax	(760)
Cash effect of changes in operating assets and liabilities	1,511
Other	200
Net cash provided by operating activities	$5,824

Cash effect of changes in operating assets and liabilities at December 31, 2020 in comparison to June 30, 2020 include the following:

•Accounts receivable, net of credit losses recognized during the period, decreased $9.6 million during the six months ended December 31, 2020, which increased cash flows from operating activities. The variance is primarily attributable to lower business volumes and the timing of billing and collections.

•Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") decreased $18.2 million, which increased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") decreased $1.6 million, which decreased cash flows from operating activities. CIE and BIE balances can experience significant fluctuations based on business volumes and the timing of when job costs are incurred and the invoicing of those job costs to the customer.

•Inventories, income taxes receivable, other current assets, operating right-of-use lease assets and other assets increased $1.9 million, which decreased cash flows from operating activities. These operating assets can fluctuate based on the timing of inventory builds and draw-downs, accrual and receipt of income taxes receivable; prepayments of certain expenses; lease commencement, passage of time, expiration, or termination of operating leases; business volumes; and other timing differences.

•Accounts payable, accrued wages and benefits, accrued insurance, operating lease liabilities, and other accrued expenses decreased by $26.7 million during the six months ended December 31, 2020, which decreased cash flows from operating activities. These operating liabilities can fluctuate based on the timing of vendor payments; accruals; lease commencement, lease payments, expiration, or termination of operating leases; business volumes; and other timing differences.

•Other liabilities increased by $3.7 million, which increased cash flows from operating activities. This increase was primarily due to deferred payroll tax associated with the CARES Act. See Item 1. Financial Information, Note 6 - Income Taxes for more information.

Cash Flows Used by Investing Activities
Investing activities used $1.4 million of cash in the six months ended December 31, 2020 primarily due to $3.1 million of capital expenditures, partially offset by $1.6 million of proceeds from other asset sales. Capital expenditures consisted of: $1.0 million for transportation equipment, $0.9 million for software and office equipment, $0.6 million for construction and fabrication equipment, and $0.6 million for facilities.
Cash Flows Used by Financing Activities
Financing activities used $11.8 million of cash in the six months ended December 31, 2020 primarily due to the net repayment of $9.8 million on the Company's senior secured revolving credit facility, $1.5 million paid to repurchase the Company's stock for payment of withholding taxes due on equity-based compensation, and $0.7 million paid in fees to amend the Company's Credit Agreement.
Senior Secured Revolving Credit Facility
On November 2, 2020, the Company entered into the Fifth Amended and Restated Credit Agreement (the "Credit Agreement"), by and among the Company and certain foreign subsidiaries, as Borrowers, various subsidiaries of the Company, as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Lead Arranger and Sole Bookrunner, and the other Lenders party thereto, which replaced the Fourth Amended and Restated Credit Agreement (the "Prior Credit Agreement") that was in place at June 30, 2020, which is described in Part II, Item 8. Financial Statements and Supplementary Data, Note 5 - Debt, in the Company's Annual Report on Form 10-K for the year ended June 30, 2020.
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
Covenants and limitations under the Credit Agreement are effective for the quarter ended December 31, 2020 and include the following:
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
As of December 31, 2020, the Company is in compliance with all affirmative, negative, and financial covenants under the Credit Agreement.
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

Availability at December 31, 2020 and June 30, 2020 under the new and prior senior secured revolving credit facilities, respectively, were as follows:

	December 31, 2020	June 30, 2020
	(In thousands)
Senior secured revolving credit facility	$200,000	$300,000
Capacity constraint due to the Leverage Ratio	131,690	162,864
Capacity under the credit facility	68,310	137,136
Letters of credit	34,899	34,529
Borrowings outstanding	—	9,208
Availability under the senior secured revolving credit facility	$33,411	$93,399

Availability under the new $200 million senior secured revolving credit facility at June 30, 2020 would have been same if the Credit Agreement had been in place on such date due to the capacity constraint.
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
The Company may repurchase its stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and is not obligated to purchase any shares. The November 2018 Program will continue unless and until it is modified or revoked by the Board of Directors. There were 1,349,037 shares available for repurchase under the November 2018 Program as of December 31, 2020.
The Company had 1,385,257 treasury shares as of December 31, 2020 and intends to utilize these treasury shares in connection with equity awards under the Company’s stock incentive plans and for sales to the Employee Stock Purchase Plan.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2020.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended December 31, 2020.

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
The table below sets forth information with respect to purchases made by the Company of its common stock during the second quarter of fiscal year 2021.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (C)
October 1 to October 31, 2020
Share Repurchase Program (A)	—	$—	—	1,349,037
Employee Transactions (B)	—	$—	—	—
November 1 to November 30, 2020
Share Repurchase Program (A)	—	$—	—	1,349,037
Employee Transactions (B)	—	$—	—	—
December 1 to December 31, 2020
Share Repurchase Program (A)	—	$—	—	1,349,037
Employee Transactions (B)	1,436	$9.61	—	—

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
Exhibit 10.1:
Fifth Amended and Restated Credit Agreement dated as of November 2, 2020 among the Company and certain various foreign subsidiaries, as Borrowers, various subsidiaries of the Company, as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Lead Arranger and Sole Bookrunner, and the other lenders party thereto (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 5, 2020 and incorporated by reference herein).

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

MATRIX SERVICE COMPANY

Date:	February 9, 2021	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer