Form 10-Q
period 2021-03-31
MATRIX SERVICE CO
filed 2021-05-10
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2021 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,524,288 shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Revenue	$148,260	$248,327	$498,499	$905,101
Cost of revenue	146,700	227,850	467,276	822,158
Gross profit	1,560	20,477	31,223	82,943
Selling, general and administrative expenses	17,179	19,718	52,031	66,574
Goodwill and other intangible asset impairments	—	—	—	38,515
Restructuring costs	1,860	6,559	6,585	6,559
Operating loss	(17,479)	(5,800)	(27,393)	(28,705)
Other income (expense):
Interest expense	(322)	(398)	(1,055)	(1,231)
Interest income	25	356	96	1,247
Other	(157)	(767)	1,849	(368)
Loss before income tax benefit	(17,933)	(6,609)	(26,503)	(29,057)
Benefit from federal, state and foreign income taxes	(5,060)	(1,114)	(6,002)	(1,705)
Net loss	$(12,873)	$(5,495)	$(20,501)	$(27,352)

Basic loss per common share	$(0.49)	$(0.21)	$(0.78)	$(1.02)
Diluted loss per common share	$(0.49)	$(0.21)	$(0.78)	$(1.02)
Weighted average common shares outstanding:
Basic	26,515	26,478	26,422	26,781
Diluted	26,515	26,478	26,422	26,781
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Net loss	$(12,873)	$(5,495)	$(20,501)	$(27,352)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss) (net of tax expense (benefit) of ($33) and $20 for the three and nine months ended March 31, 2021, respectively, and ($51) and ($14) for the three and nine months ended March 31, 2020, respectively)	68	(1,104)	1,291	(975)
Comprehensive loss	$(12,805)	$(6,599)	$(19,210)	$(28,327)
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	March 31, 2021	June 30, 2020
Assets
Current assets:
Cash and cash equivalents	$73,751	$100,036
Accounts receivable, less allowances (March 31, 2021—$856 and June 30, 2020—$905)	158,099	160,671
Costs and estimated earnings in excess of billings on uncompleted contracts	37,964	59,548
Inventories	6,217	6,460
Income taxes receivable	11,443	3,919
Other current assets	7,013	4,526
Total current assets	294,487	335,160
Property, plant and equipment at cost:
Land and buildings	41,379	42,695
Construction equipment	95,526	94,154
Transportation equipment	52,467	55,864
Office equipment and software	41,196	39,356
Construction in progress	2,217	4,427
Total property, plant and equipment - at cost	232,785	236,496
Accumulated depreciation	(160,051)	(155,748)
Property, plant and equipment - net	72,734	80,748
Operating lease right-of-use assets	21,109	21,375
Goodwill	60,605	60,369
Other intangible assets, net of accumulated amortization	7,181	8,837
Deferred income taxes	4,513	5,988
Other assets	11,048	4,833
Total assets	$471,677	$517,310
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	March 31, 2021	June 30, 2020
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$50,163	$73,094
Billings on uncompleted contracts in excess of costs and estimated earnings	59,495	63,889
Accrued wages and benefits	21,983	16,205
Accrued insurance	7,437	7,301
Operating lease liabilities	5,199	7,568
Other accrued expenses	4,958	7,890
Total current liabilities	149,235	175,947
Deferred income taxes	34	61
Operating lease liabilities	20,651	19,997
Borrowings under senior secured revolving credit facility	—	9,208
Other liabilities	7,897	4,208
Total liabilities	177,817	209,421
Commitments and contingencies
Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of March 31, 2021 and June 30, 2020; 26,519,217 and 26,141,528 shares outstanding as of March 31, 2021 and June 30, 2020	279	279
Additional paid-in capital	136,042	138,966
Retained earnings	185,901	206,402
Accumulated other comprehensive loss	(7,082)	(8,373)
	315,140	337,274
Less: Treasury stock, at cost — 1,369,000 shares as of March 31, 2021, and 1,746,689 shares as of June 30, 2020	(21,280)	(29,385)
Total stockholders' equity	293,860	307,889
Total liabilities and stockholders’ equity	$471,677	$517,310
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	March 31, 2021	March 31, 2020
Operating activities:
Net loss	$(20,501)	$(27,352)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	13,639	14,388
Goodwill and other intangible asset impairment	—	38,515
Stock-based compensation expense	6,413	8,115
Operating lease impairment due to restructuring	454	2,660
Deferred income tax	1,468	(3,091)
Gain on sale of property, plant and equipment	(1,123)	(536)
Provision for uncollectible accounts	(38)	1,292
Other	317	(110)
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	2,610	7,945
Costs and estimated earnings in excess of billings on uncompleted contracts	21,584	39,224
Inventories	243	279
Other assets and liabilities	(17,825)	5,427
Accounts payable	(22,966)	(35,129)
Billings on uncompleted contracts in excess of costs and estimated earnings	(4,394)	(5,060)
Accrued expenses	6,907	(15,080)
Net cash provided (used) by operating activities	(13,212)	31,487
Investing activities:
Capital expenditures	(3,897)	(17,650)
Proceeds from asset sales	1,784	1,018
Net cash used by investing activities	$(2,113)	$(16,632)

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	March 31, 2021	March 31, 2020
Financing activities:
Advances under senior secured revolving credit facility	$1,125	$18,567
Repayments of advances under senior secured revolving credit facility	(10,913)	(14,357)
Payment of debt amendment fees	(924)	—
Open market purchase of treasury shares	—	(17,045)
Issuances of common stock	92	—
Proceeds from issuance of common stock under employee stock purchase plan	230	243
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(1,554)	(3,517)
Repayment of principal portion of long-term liability	(236)	—
Net cash used by financing activities	(12,180)	(16,109)
Effect of exchange rate changes on cash and cash equivalents	1,220	(958)
Decrease in cash and cash equivalents	(26,285)	(2,212)
Cash and cash equivalents, beginning of period	100,036	89,715
Cash and cash equivalents, end of period	$73,751	$87,503
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$200	$5,841
Interest	$1,404	$1,535
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$33	$414

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total
Balances, January 1, 2021	$279	$133,957	$198,774	$(21,571)	$(7,150)	$304,289
Net loss	—	—	(12,873)	—	—	(12,873)
Other comprehensive income	—	—	—	—	68	68
Exercise of stock options (9,000 shares)	—	(68)	—	160	—	92
Issuance of deferred shares (900 shares)	—	(16)	—	16	—	—
Treasury shares sold to Employee Stock Purchase Plan (6,785 shares)	—	(45)	—	120	—	75
Treasury shares purchased to satisfy tax withholding obligations (428 shares)	—	—	—	(5)	—	(5)
Stock-based compensation expense	—	2,214	—	—	—	2,214
Balances, March 31, 2021	$279	$136,042	$185,901	$(21,280)	$(7,082)	$293,860

Balances, January 1, 2020	$279	$135,057	$217,619	$(22,538)	$(7,622)	$322,795
Net loss	—	—	(5,495)	—	—	(5,495)
Other comprehensive loss	—	—	—	—	(1,104)	(1,104)
Issuance of deferred shares (4,650 shares)	—	(77)	—	77	—	—
Treasury shares sold to Employee Stock Purchase Plan (3,805 shares)	—	24	—	62	—	86
Open market purchase of treasury shares (547,606 shares)	—	—	—	(7,132)	—	(7,132)
Treasury shares purchased to satisfy tax withholding obligations (1,608 shares)	—	—	—	(26)	—	(26)
Stock-based compensation expense	—	2,302	—	—	—	2,302
Balances, March 31, 2020	$279	$137,306	$212,124	$(29,557)	$(8,726)	$311,426

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Total
Balances, July 1, 2020	$279	$138,966	$206,402	$(29,385)	$(8,373)	$307,889
Net loss	—	—	(20,501)	—	—	(20,501)
Other comprehensive income	—	—	—	—	1,291	1,291
Exercise of stock options (9,000 shares)	—	(68)	—	160	—	92
Issuance of deferred shares (515,218 shares)	—	(9,083)	—	9,083	—	—
Treasury shares sold to Employee Stock Purchase Plan (24,100 shares)	—	(186)	—	416	—	230
Treasury shares purchased to satisfy tax withholding obligations (170,629 shares)	—	—	—	(1,554)	—	(1,554)
Stock-based compensation expense	—	6,413	—	—	—	6,413
Balances, March 31, 2021	$279	$136,042	$185,901	$(21,280)	$(7,082)	$293,860

Balances, July 1, 2019	$279	$137,712	$239,476	$(17,759)	$(7,751)	$351,957
Net loss	—	—	(27,352)	—	—	(27,352)
Other comprehensive loss	—	—	—	—	(975)	(975)
Issuance of deferred shares (539,710 shares)	—	(8,563)	—	8,563	—	—
Treasury shares sold to Employee Stock Purchase Plan (12,326 shares)	—	42	—	201	—	243
Open market purchase of treasury shares (1,047,606 shares)	—	—	—	(17,045)	—	(17,045)
Treasury shares purchased to satisfy tax withholding obligations (180,278 shares)	—	—	—	(3,517)	—	(3,517)
Stock-based compensation expense	—	8,115	—	—	—	8,115
Balances, March 31, 2020	$279	$137,306	$212,124	$(29,557)	$(8,726)	$311,426

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2020, included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the three and nine month periods ended March 31, 2021 may not necessarily be indicative of the results of operations for the full year ending June 30, 2021.
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
Credit Losses
Adoption of New Credit Losses Standard
On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which changed how the Company accounts for credit losses, including those related to its accounts receivable and contract assets. Under this guidance, a financial asset (or a group of financial assets) are required to be presented at the net amount expected to be collected. The statement of income reflects any increases or decreases of expected credit losses that have taken place during the period.
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
Note 2 – Revenue
Remaining Performance Obligations
The Company had $444.5 million of remaining performance obligations yet to be satisfied as of March 31, 2021. The Company expects to recognize $340.8 million of its remaining performance obligations as revenue within the next twelve months.
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

	March 31, 2021	June 30, 2020	Change
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$37,964	$59,548	$(21,584)
Billings on uncompleted contracts in excess of costs and estimated earnings	(59,495)	(63,889)	4,394
Net contract liabilities	$(21,531)	$(4,341)	$(17,190)
The difference between the beginning and ending balances of the Company's CIE and BIE primarily results from the timing of revenue recognized relative to its billings. The amount of revenue recognized during the nine months ended March 31, 2021 that was included in the June 30, 2020 BIE balance was $57.9 million. This revenue consists primarily of work performed during the period on contracts with customers that had advance billings.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Progress billings in accounts receivable at March 31, 2021 and June 30, 2020 included retentions to be collected within one year of $20.7 million and $37.3 million, respectively. Contract retentions collectible beyond one year are included in other assets in the Condensed Consolidated Balance Sheet and totaled $3.8 million as of March 31, 2021 and $1.6 million as of June 30, 2020.
Disaggregated Revenue
Revenue disaggregated by reportable segment is presented in Note 9 - Segment Information. The following series of tables presents revenue disaggregated by geographic area where the work was performed and by contract type:
Geographic Disaggregation:

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
	(In thousands)
United States	$138,001	$232,606	$445,578	$838,371
Canada	8,930	12,633	47,673	58,506
Other international	1,329	3,088	5,248	8,224
Total Revenue	$148,260	$248,327	$498,499	$905,101

Contract Type Disaggregation:

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
	(In thousands)
Fixed-price contracts	$96,412	$182,282	$343,639	$533,375
Time and materials and other cost reimbursable contracts	51,848	66,045	154,860	371,726
Total Revenue	$148,260	$248,327	$498,499	$905,101
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
Other
Our results of operations were materially impacted by an increase in the forecasted costs to complete a large capital project in the Utility and Power Infrastructure segment, which resulted in a decrease in gross profit of $8.9 million in the three and nine months ended March 31, 2021. The change in estimate was due to lower than previously forecasted productivity caused by excessive rain at the project site, the continuing impact of COVID-19, and rework which led to higher costs and some schedule compression. The profit on future revenue related to this project will be recognized based on the current project forecast, which is at a reduced gross profit margin.
During the third quarter, the Company achieved mechanical completion of a large crude oil terminal project, demobilized from the project site and completed its assessment of additional recovery of unpriced change orders. The project's financial impact for the nine months ended March 31, 2021 was a $3.8 million reduction to gross profit.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Leases
The Company enters into lease arrangements for real estate, construction equipment and information technology equipment in the normal course of business. Real estate leases accounted for approximately 95% of all right-of-use assets as of March 31, 2021. Most real estate and information technology equipment leases generally have fixed payments that follow an agreed upon payment schedule and have remaining lease terms ranging from less than a year to 15 years. Construction equipment leases generally have "month-to-month" lease terms that automatically renew as long as the equipment remains in use.
During the nine months ended March 31, 2021, the Company recognized $0.5 million of impairments of right-of-use assets in connection with the closure of leased office space. The impairments are included in restructuring costs in the condensed consolidated statements of income.

The components of lease expense in the condensed consolidated statements of income are as follows:

		Three Months Ended		Nine Months Ended
		March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Lease expense	Location of Expense	(in thousands)
Operating lease expense	Cost of revenue and selling, general and administrative expenses	$1,743	$3,229	$6,542	$9,601
Short-term lease expense(1)	Cost of revenue	6,772	9,808	19,020	30,423
Total lease expense		$8,515	$13,037	$25,562	$40,024

(1)Primarily represents the lease expense of construction equipment that is subject to month-to-month rental agreements with expected rental durations of less than one year.

The future undiscounted lease payments, as reconciled to the discounted operating lease liabilities presented in the Company's Condensed Consolidated Balance Sheets, were as follows:

March 31, 2021
Maturity Analysis:	(in thousands)
Remainder of Fiscal 2021	$1,638
Fiscal 2022	6,123
Fiscal 2023	4,441
Fiscal 2024	3,390
Fiscal 2025	2,864
Thereafter	12,988
Total future operating lease payments	31,444
Imputed interest	(5,594)
Net present value of future lease payments	25,850
Less: current portion of operating lease liabilities	5,199
Non-current operating lease liabilities	$20,651
The following is a summary of the weighted average remaining operating lease term and weighted average discount rate as of March 31, 2021:

Weighted-average remaining lease term (in years)	7.4 years
Weighted-average discount rate	5.4%

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Supplemental cash flow information related to leases is as follows:

Nine Months Ended
March 31, 2021
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,072
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$5,576

Note 4 – Intangible Assets Including Goodwill
Goodwill
The changes in the carrying value of goodwill by segment are as follows:

	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions	Total
	(In thousands)
Net balance at June 30, 2020	$6,905	$26,846	$26,618	$60,369
Translation adjustment(1)	70	27	139	236
Net balance at March 31, 2021	$6,975	$26,873	$26,757	$60,605

(1)The translation adjustments relate to the periodic translation of Canadian Dollar and South Korean Won denominated goodwill recorded as a part of prior acquisitions in Canada and South Korea, in which the local currency was determined to be the functional currency.
The Company tests its goodwill for impairment annually as of May 31st. While there continues to be uncertainty around the near-term level of spending by some of our customers due to the impacts of the COVID-19 pandemic and the timing of the economic recovery in certain energy markets, the Company concluded, that based on the totality of both positive and negative factors, no impairment indicators existed at March 31, 2021. However, if customer spending levels do not improve or if the outlook in certain key markets deteriorates, the Company may need to recognize an impairment in conjunction with the annual test in the fourth quarter.
Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At March 31, 2021
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,483	$(1,989)	$494
Customer-based	6 to 15	17,300	(10,613)	6,687
Total amortizing intangible assets		$19,783	$(12,602)	$7,181

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

		At June 30, 2020
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,579	$(1,956)	$623
Customer-based	6 to 15	21,840	(13,626)	8,214
Total amortizing intangible assets		$24,419	$(15,582)	$8,837
Amortization expense totaled $0.6 million and $1.7 million during the three and nine months ended March 31, 2021 and $0.8 million and $2.7 million during the three and nine months ended March 31, 2020, respectively.

We estimate that the remaining amortization expense related to March 31, 2021 amortizing intangible assets will be as follows (in thousands):

Period ending:
Remainder of Fiscal 2021	$568
Fiscal 2022	1,817
Fiscal 2023	1,729
Fiscal 2024	1,416
Fiscal 2025	1,126
Fiscal 2026	167
Thereafter	358
Total estimated remaining amortization expense at March 31, 2021	$7,181
Note 5 – Debt
On November 2, 2020, the Company entered into the Fifth Amended and Restated Credit Agreement (the “Credit Agreement”), by and among the Company and certain foreign subsidiaries, as Borrowers, various subsidiaries of the Company, as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Lead Arranger and Sole Bookrunner, and the other Lenders party thereto. The Credit Agreement replaced the Fourth Amended and Restated Credit Agreement, which is described in Part II, Item 8. Financial Statements and Supplementary Data, Note 5 - Debt, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.
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
Covenants and limitations under the Credit Agreement include the following:

•Our Leverage Ratio, determined as of the end of each fiscal quarter, may not exceed 3.00 to 1.00. The Leverage Ratio covenant requires that Consolidated Funded Indebtedness, as defined in the Credit Agreement, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, or “Covenant EBITDA,” over the previous four quarters.

•We are required to maintain a Fixed Charge Coverage Ratio (“FCCR”), determined as of the end of each fiscal quarter, greater than or equal to 1.25 to 1.00. The FCCR is calculated as follows:
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
◦If borrowings are outstanding at quarter end, the FCCR is calculated the same except that all share repurchases for the previous four quarters are also deducted from Covenant EBITDA.
•Asset dispositions (other than dispositions in which all of the net cash proceeds therefrom are reinvested into the Company and dispositions of inventory and obsolete or unneeded equipment in the ordinary course of business) are limited to $20.0 million per 12-month period.
•Share repurchases are limited to $30.0 million per calendar year.
On May 4, 2021, the Company entered into the First Amendment to Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), by and among the Company and certain foreign subsidiaries, as Borrowers, various subsidiaries of the Company, as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other Lenders party thereto, which amended the Credit Agreement.
The Company entered into the Amended Credit Agreement to obtain temporary relief from the financial covenants due to the continued decline in operating results. Under the Amended Credit Agreement, the Company will not be required to comply with the Leverage Ratio and FCCR financial covenants for the quarters ending March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021.
The Amended Credit Agreement adds a number of new requirements and restrictions. During a “Covenant Relief Period” commencing May 4, 2021 and ending on the date on which the Company provides a compliance certificate for the quarter ending March 31, 2022:
•No revolving loans will be made under the credit facility.
•If any new letters of credit are issued during the Covenant Relief Period, the Company will be required to provide cash collateral equal to 50% of the face value of the letter of credit (or 105% of the face value of the letter of credit if the aggregate amount of letters of credit outstanding exceeds $100 million).
•At all times prior to July 1, 2021, the Company will be required to maintain at least $50.0 million of unrestricted cash. Beginning July 1, 2021, and at all times during the remainder of the Covenant Relief Period, the Company will be required to maintain at least $60.0 million of unrestricted cash. The requirement to maintain unrestricted cash is in addition to any cash which would be required as collateral for any new letters of credit.
•Acquisitions, stock repurchases under the Company’s existing stock buyback program and cash dividends are prohibited.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

•Capital expenditures may not exceed $2.0 million in any fiscal quarter.

In addition to these provisions, the Amended Credit Agreement requires the Company to generate Covenant EBITDA of at least:

•$2.5 million for the fiscal quarter ending June 30, 2021;

•$8.0 million for the six months ending September 30, 2021; and

•$16.5 million for the nine months ending December 31, 2021.

As of March 31, 2021, the Company had $41.4 million in letters of credit issued under the credit facility and no borrowings.
Note 6 – Income Taxes
Effective Tax Rate
Our effective tax rates for the three and nine months ended March 31, 2021 were 28.2% and 22.6%, respectively; compared to 16.9% and 5.9% for the three and nine months ended March 31, 2020, respectively. Based on the third quarter and full year projected operating results for fiscal 2021, the Company, through provisions in the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), has an income tax benefit from the ability to carryback the fiscal 2021 federal net operating loss five years. $3.2 million of this benefit impacts the effective rate for the third quarter and is a result of the statutory federal income tax rate differential between the current and carryback years. The effective rate during the quarter was negatively impacted by $1.9 million of valuation allowances on certain deferred tax assets. In prior quarters this fiscal year, the Company recorded $1.2 million of other discrete deferred tax asset adjustments, which negatively impacted the effective rate for the nine months ended March 31, 2021. The Company estimates that it will receive a $7.8 million tax refund in connection with the carryback of the projected fiscal 2021 net operating loss, which is included in income taxes receivable in the condensed consolidated balance sheets.
Deferred Payroll Taxes
The Company has deferred $11.1 million of U.S. payroll tax as of March 31, 2021 through provisions of CARES Act. The deferred payroll taxes are included within other accrued expenses and other liabilities in the consolidated balance sheets. The Company must repay half of the deferred payroll tax by December 31, 2021 and the remainder by December 31, 2022.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $16.6 million at March 31, 2021 and $14.5 million at June 30, 2020. Generally, collection of amounts related to unpriced change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.
Other
During the third quarter of fiscal 2020, the Company commenced litigation in an effort to collect accounts receivable from an iron and steel customer following the deterioration of the relationship in the second quarter of fiscal 2020. The unpaid receivable balance at March 31, 2021 was $17.0 million. Litigation is unpredictable, however, based on the terms of the contract with this customer, the Company is entitled to collect the full amount owed under the contract.
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
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
	(In thousands, except per share data)
Basic EPS:
Net loss	$(12,873)	$(5,495)	$(20,501)	$(27,352)
Weighted average shares outstanding	26,515	26,478	26,422	26,781
Basic loss per share	$(0.49)	$(0.21)	$(0.78)	$(1.02)
Diluted EPS:
Diluted weighted average shares	26,515	26,478	26,422	26,781
Diluted loss per share	$(0.49)	$(0.21)	$(0.78)	$(1.02)

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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Results of Operations
(In thousands)

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Gross revenue
Utility and Power Infrastructure	$44,720	$55,670	$157,414	$152,552
Process and Industrial Facilities	43,095	76,297	141,570	375,518
Storage and Terminal Solutions	61,542	118,711	204,572	382,720
Total gross revenue	$149,357	$250,678	$503,556	$910,790
Less: Inter-segment revenue
Process and Industrial Facilities	$261	$1,327	$1,543	$2,788
Storage and Terminal Solutions	836	1,024	3,514	2,901
Total inter-segment revenue	$1,097	$2,351	$5,057	$5,689
Consolidated revenue
Utility and Power Infrastructure	$44,720	$55,670	$157,414	$152,552
Process and Industrial Facilities	42,834	74,970	140,027	372,730
Storage and Terminal Solutions	60,706	117,687	201,058	379,819
Total consolidated revenue	$148,260	$248,327	$498,499	$905,101
Gross profit (loss)
Utility and Power Infrastructure	$(4,692)	$3,138	$7,818	$1,744
Process and Industrial Facilities	(171)	3,070	11,352	30,498
Storage and Terminal Solutions	6,423	14,907	12,053	52,675
Corporate	—	(638)	—	(1,974)
Total gross profit	$1,560	$20,477	$31,223	$82,943
Selling, general and administrative expenses
Utility and Power Infrastructure	$2,356	$2,081	$7,154	$7,491
Process and Industrial Facilities	3,882	5,343	11,319	19,666
Storage and Terminal Solutions	4,792	6,165	13,854	19,942
Corporate	6,149	6,129	19,704	19,475
Total selling, general and administrative expenses	$17,179	$19,718	$52,031	$66,574
Intangible asset impairments and restructuring costs
Utility and Power Infrastructure	$403	$935	$1,226	$25,835
Process and Industrial Facilities	781	4,087	3,645	17,702
Storage and Terminal Solutions	590	821	1,244	821
Corporate	86	716	470	716
Total asset impairments and restructuring costs	$1,860	$6,559	$6,585	$45,074
Operating income (loss)
Utility and Power Infrastructure	$(7,451)	$122	$(562)	$(31,582)
Process and Industrial Facilities	(4,834)	(6,360)	(3,612)	(6,870)
Storage and Terminal Solutions	1,041	7,921	(3,045)	31,912
Corporate	(6,235)	(7,483)	(20,174)	(22,165)
Total operating loss	$(17,479)	$(5,800)	$(27,393)	$(28,705)

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Total assets by segment were as follows:

	March 31, 2021	June 30, 2020
Utility and Power Infrastructure	$81,625	$67,398
Process and Industrial Facilities	116,140	138,734
Storage and Terminal Solutions	164,652	187,167
Corporate	109,260	124,011
Total segment assets	$471,677	$517,310

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
The business improvement plan consists of discretionary cost reductions, workforce reductions, reduction of capital expenditures and the reduction in size or closure of certain offices in order to increase the utilization of the Company's staff and bring the cost structure of the business in line with revenue volumes. The Company incurred $14.0 million of restructuring costs during fiscal 2020 and $6.6 million during the nine months ended March 31, 2021. The restructuring costs consist primarily of severance costs, facility closure costs, intangible asset impairments and other liabilities as a result of exiting certain operations. The Company will continue to assess whether further reductions in its cost structure are necessary and may incur additional restructuring costs in the near-term.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Restructuring costs under our business improvement plan are classified as follows:

	Three Months Ended		Nine Months Ended		Since Inception of Business Improvement Plan
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
	(In thousands)
Utility and Power Infrastructure
Severance and other personnel-related costs	$291	$632	$1,109	$632	$2,450
Facility costs	112	303	117	303	351
Other intangible asset impairments	—	—	—	—	1,150
Total Utility and Power Infrastructure	$403	$935	$1,226	$935	$3,951
Process and Industrial Facilities
Severance and other personnel-related costs	$315	$2,506	$2,905	$2,506	$9,073
Facility costs	264	1,581	279	1,581	3,035
Other intangible asset impairments	—	—	—	—	375
Other costs	202	—	461	—	461
Total Process and Industrial Facilities	$781	$4,087	$3,645	$4,087	$12,944
Storage and Terminal Solutions
Severance and other personnel-related costs	$423	$47	$1,076	$47	$1,422
Facility costs	167	774	168	774	888
Total Storage and Terminal Solutions	$590	$821	$1,244	$821	$2,310
Corporate
Severance and other personnel-related costs	$3	$716	$164	$716	$1,084
Facility costs	83	—	306	—	306
Total Corporate	$86	$716	$470	$716	$1,390

Restructuring Costs by Type:
Severance and other personnel-related costs	$1,032	$3,901	$5,254	$3,901	$14,029
Facility costs	626	2,658	870	2,658	4,580
Other intangible asset impairments	—	—	—	—	1,525
Other costs	202	—	461	—	461
Total restructuring costs	$1,860	$6,559	$6,585	$6,559	$20,595

The restructuring reserve is included in other accrued expenses and other liabilities in the condensed consolidated balance sheets. The table below is a reconciliation of the beginning and ending restructuring reserve balance under the business improvement plan (in thousands):

Balance as of June 30, 2020	$2,403
Restructuring costs incurred	3,510
Cash payments	(3,143)
Adjustment to liability	(510)
Balance as of March 31, 2021	$2,260

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
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $16.6 million at March 31, 2021 and $14.5 million at June 30, 2020. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.

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
We perform our annual impairment test as of May 31st of each fiscal year to determine whether an impairment exists and to determine the amount of headroom. We define "headroom" as the percentage difference between the fair value of a reporting unit and its carrying value. The goodwill impairment test involves comparing management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, then goodwill is not impaired. If the fair value of a reporting unit is less than its carrying value, then goodwill is impaired to the extent of the difference, but the impairment may not exceed the balance of goodwill assigned to that reporting unit.
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
RESULTS OF OPERATIONS
Operational Update
Throughout the course of the COVID-19 pandemic, the Company's top priority has been to maintain a safe working environment for all field and office employees, customers and business partners. While North America has seen a significant reduction in infection rates and an equally significant increase in vaccine availability, our project teams, in coordination with our clients, continue to operate under enhanced work processes to protect the health and safety of everyone on our job sites.

Additionally, in direct response to market conditions, many of which are a result of COVID-19’s impact on energy demand, over the last year, the Company has reduced its cost structure in excess of $60 million, or approximately 25%, with a third of those reductions related to SG&A and the rest related to construction overhead, which is included in cost of revenue in the income statement. In order to achieve these cost savings, the Company incurred $14.0 million of restructuring costs during fiscal 2020 and $6.6 million during the nine months ended March 31, 2021. Despite these significant reductions in construction overhead, our third quarter revenue did not allow for complete recovery of overhead, which reduces gross margin. Based on our opportunity pipeline and the strengthening market, we believe our current adjusted overhead levels are appropriate. While the Company will continue to manage its cost structure, we are also focused on rebuilding our backlog and restoring revenue volume to more normalized levels.
In order to more clearly depict the core profitability of the Company, the following table presents our net income (loss) and earnings (loss) per fully diluted share for the three and nine months ended March 31, 2021 and 2020 after adjusting for restructuring costs, impairments and the tax impacts of these adjustments and other net tax items:

Reconciliation of Adjusted Net Income (Loss) and Diluted Earnings (Loss) per Common Share(1)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Net loss, as reported	$(12,873)	$(5,495)	$(20,501)	$(27,352)
Restructuring costs incurred	1,860	6,559	6,585	6,559
Goodwill and intangible asset impairments	—	—	—	38,515
Tax impact of adjustments and other net tax items	(479)	(1,462)	(1,695)	(6,737)
Adjusted net income (loss)	$(11,492)	$(398)	$(15,611)	$10,985

Loss per fully diluted share, as reported	$(0.49)	$(0.21)	$(0.78)	$(1.02)
Adjusted earnings (loss) per fully diluted share	$(0.43)	$(0.02)	$(0.59)	$0.40

(1)This table presents non-GAAP financial measures of our adjusted net income (loss) and adjusted diluted earnings (loss) per common share for the three and nine months ended March 31, 2021 and 2020. The most directly comparable GAAP financial measures are net loss and diluted loss per common share, respectively, presented in the condensed consolidated statements of income. We have presented these non-GAAP financial measures because we believe they more clearly depict the core operating results of the Company during the periods presented and provide a more comparable measure of the Company's operating results to other companies considered to be in similar businesses. Since adjusted net income (loss) and adjusted diluted earnings (loss) per common share are not measures of performance calculated in accordance with GAAP, they should be considered in addition to, rather than as a substitute for, the most directly comparable GAAP financial measures.

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
Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Consolidated
Consolidated revenue was $148.3 million for the three months ended March 31, 2021, compared to $248.3 million in the same period in the prior fiscal year. On a segment basis, revenue decreased for the Storage and Terminal Solutions, Process and Industrial Facilities, and Utility and Power Infrastructure segments by $57.0 million, $32.1 million, and $10.9 million, respectively.
Consolidated gross profit decreased to $1.6 million in the three months ended March 31, 2021 compared to $20.5 million in the same period in the prior fiscal year. Gross margin decreased to 1.1% in the three months ended March 31, 2021 compared to 8.2% in the same period in the prior fiscal year. Gross margins in fiscal 2021 were largely impacted negatively by lower than forecasted volumes, which led to under recovery of construction overhead costs as well as a lower than previously forecasted margin on a large capital project in the Utility and Power Infrastructure segment. These negative impacts were partially offset by increases in estimated recoveries on other completed capital projects.
Consolidated SG&A expenses were $17.2 million in the three months ended March 31, 2021 compared to $19.7 million in the same period a year earlier. The decrease is primarily attributable to implemented cost reductions.
As a result of actions taken to reduce the cost structure of the Company, we recorded $1.9 million of restructuring costs in the three months ended March 31, 2021. See "Operational Update" in this Results of Operations section and Item 1. Financial Statements, Note 10 - Restructuring Costs, for more information.

Interest expense was $0.3 million in the three months ended March 31, 2021 compared to $0.4 million in the three months ended March 31, 2020. The decrease resulted from the Company's repayment of outstanding borrowings in the previous quarter. Interest income was less than $0.1 million in the three months ended March 31, 2021 compared to $0.4 million in the same period a year ago primarily due to lower interest rates in the current period.
Our effective tax rates for the three months ended March 31, 2021 and March 31, 2020 were 28.2% and 16.9%, respectively. Based on the third quarter and full year projected operating results for fiscal 2021, the Company, through provisions in the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), has an income tax benefit from the ability to carryback the fiscal 2021 federal net operating loss five years. $3.2 million of this benefit impacts the effective rate for the third quarter and is a result of the statutory federal income tax rate differential between the current and carryback years. The effective rate during the quarter was negatively impacted by $1.9 million of valuation allowances on certain deferred tax assets.
For the three months ended March 31, 2021, we had a net loss of $12.9 million, or $0.49 per fully diluted share, compared to a net loss of $5.5 million, or $0.21 per fully diluted share, in the three months ended March 31, 2020. For the three months ended March 31, 2021, the adjusted net loss was $11.5 million, or $0.43 per fully diluted share, compared to an adjusted net loss of $0.4 million, or $0.02 per fully diluted share, in the three months ended March 31, 2020.
Utility and Power Infrastructure
Revenue for the Utility and Power Infrastructure segment was $44.7 million in the three months ended March 31, 2021 compared to $55.7 million in the same period a year earlier. The decrease is due to lower volumes of power generation and power delivery work.
The segment gross margin (loss) was (10.5)% in fiscal 2021 compared to 5.6% in fiscal 2020. The fiscal 2021 segment gross margin was negatively impacted by an increase in the forecasted costs to complete a large capital project, which resulted in a decrease in gross profit of $8.9 million. The change in estimate was due to lower than previously forecasted productivity caused by excessive rain at the project site, the continuing impact of COVID-19, and rework which led to higher costs and some schedule compression. The profit on future revenue related to this project will be recognized based on the current project forecast, which is at a reduced gross profit margin, but near our expected range for the segment. In addition, segment gross margin was negatively impacted by low volumes, which led to the under recovery of construction overhead costs. These negative impacts were partially offset by good project execution in the remainder of the segment.
Fiscal 2020 segment gross margin was negatively impacted by lower volumes, which led to the under recovery of construction overhead costs, and a lower than previously expected margin on a capital project due to costs to remediate faulty equipment designed by a subcontractor.
Process and Industrial Facilities
Revenue for the Process and Industrial Facilities segment was $42.8 million in the three months ended March 31, 2021 compared to $75.0 million in the same period a year earlier. The decrease is primarily due to lower volumes of midstream gas and refinery capital projects. The decrease was also attributable to the completion of our remaining iron and steel projects in the third quarter of fiscal 2020 after our strategic exit from the business in the same period.
The segment gross margin was (0.4)% for the three months ended March 31, 2021 compared to 4.1% in the same period last year. Project execution generally met our expectations in the current quarter, however, segment gross margin was negatively impacted by low volumes, which led to the under recovery of construction overhead costs, and an adjustment related to the Company's assessment of the amount due on a completed project.
Fiscal 2020 segment gross margin was negatively impacted by low volumes, which led to the under recovery of construction overhead costs.
Storage and Terminal Solutions
Revenue for the Storage and Terminal Solutions segment was $60.7 million in the three months ended March 31, 2021 compared to $117.7 million in the same period a year earlier. The decrease in segment revenue is primarily a result of lower volumes of crude oil tank and terminal capital work.

The segment gross margins were 10.6% and 12.7% in the three months ended March 31, 2021 and March 31, 2020, respectively. The fiscal 2021 segment gross margin was positively impacted by additional estimated recoveries of unpriced change orders on a large crude oil terminal project following the achievement of mechanical completion and demobilization from the project site. The project's financial impact for the three months ended March 31, 2021 was a $3.9 million increase to gross profit. The benefit of this adjustment was partially offset by the under recovery of construction overhead costs caused by lower revenue volumes.
The fiscal 2020 segment gross margin was positively impacted by strong project execution on large capital projects and higher volumes than fiscal 2021, which led to better recovery of construction overhead costs.
Corporate
Unallocated corporate expenses were $6.2 million during the three months ended March 31, 2021 compared to $7.5 million in the same period last year. The decrease is primarily attributable to cost reductions we implemented.
Nine Months Ended March 31, 2021 Compared to the Nine Months Ended March 31, 2020
Consolidated
Consolidated revenue was $498.5 million for the nine months ended March 31, 2021, compared to $905.1 million in the same period in the prior fiscal year. On a segment basis, revenue decreased for the Process and Industrial Facilities and Storage and Terminal Solutions segments by $232.7 million, and $178.8 million, respectively. These decreases were partially offset by an increase in the Utility and Power Infrastructure segment of $4.9 million.
Consolidated gross profit decreased to $31.2 million in the nine months ended March 31, 2021 compared to $82.9 million in the same period in the prior fiscal year. Gross margin decreased to 6.3% in the nine months ended March 31, 2021 compared to 9.2% in the same period in the prior fiscal year. Gross margins in fiscal 2021 were negatively impacted by lower than forecasted volumes, which led to under recovery of construction overhead costs as well as a lower than previously forecasted margin on a large capital project in the Utility and Power Infrastructure segment.
Consolidated SG&A expenses were $52.0 million in the nine months ended March 31, 2021 compared to $66.6 million in the same period a year earlier. The decrease is primarily attributable to implemented cost reductions.
As a result of actions taken to reduce the cost structure of the Company, we recorded $6.6 million of restructuring costs in the nine months ended March 31, 2021. See "Operational Update" in this Results of Operations section and Item 1. Financial Statements, Note 10 - Restructuring Costs, for more information.
Interest expense was $1.1 million in the nine months ended March 31, 2021 compared to $1.2 million in the nine months ended March 31, 2020. The decrease is primarily due to a lower average debt balance in fiscal 2021. Interest income was $0.1 million in the nine months ended March 31, 2021 compared to $1.2 million in the same period a year ago primarily due to lower interest rates in the current period.
Our effective tax rates for the nine months ended March 31, 2021 and March 31, 2020 were 22.6% and 5.9%, respectively. Based on the third quarter and full year projected operating results for fiscal 2021, the Company, through provisions in the CARES Act, has an income tax benefit from the ability to carryback the fiscal 2021 federal net operating loss five years. $3.2 million of this benefit impacts the effective rate for the third quarter and is a result of the statutory federal income tax rate differential between the current and carryback years. The effective rate during the quarter was negatively impacted by $1.9 million of valuation allowances on certain deferred tax assets. In prior quarters this fiscal year, the Company recorded $1.2 million of other discrete deferred tax asset adjustments, which negatively impacted the effective rate for the nine months ended March 31, 2021.
For the nine months ended March 31, 2021, we had a net loss of $20.5 million, or $0.78 per fully diluted share, compared to a net loss of $27.4 million, or $1.02 per fully diluted share, in the nine months ended March 31, 2020. For the nine months ended March 31, 2021, the adjusted net loss was $15.6 million, or $0.59 per fully diluted share, compared to adjusted net income of $11.0 million, or $0.40 per fully diluted share, in the nine months ended March 31, 2020.
Utility and Power Infrastructure
Revenue for the Utility and Power Infrastructure segment was $157.4 million in the nine months ended March 31, 2021 compared to $152.6 million in the same period a year earlier. The increase is due to a higher volume of LNG utility peak shaving work, partially offset by lower volumes of power delivery and power generation work.

The segment gross margin was 5.0% in fiscal 2021 compared to 1.1% in fiscal 2020. The fiscal 2021 segment gross margin was negatively impacted by an increase in the forecasted costs to complete a large capital project, which resulted in a decrease in gross profit of $8.9 million during the quarter. The change in estimate was due to lower than previously forecasted productivity caused by excessive rain at the project site, the continuing impact of COVID-19, and rework which led to higher costs and some schedule compression. The profit on future revenue related to this project will be recognized based on the current project forecast, which is at a reduced gross profit margin, but near our expected range for the segment. In addition, segment gross margin was negatively impacted by low volumes, which led to the under recovery of construction overhead costs. These negative impacts were partially offset by good project execution in the remainder of the segment.
The fiscal 2020 segment gross margin was negatively impacted by poor execution in the first and second quarters, including a lower than previously expected margin on a capital project due to costs to remediate faulty equipment designed by a subcontractor. In addition, low volumes led to the under recovery of construction overhead costs.
Process and Industrial Facilities
Revenue for the Process and Industrial Facilities segment was $140.0 million in the nine months ended March 31, 2021 compared to $372.7 million in the same period a year earlier. The decrease is primarily due to our strategic exit from the domestic iron and steel industry in the third quarter of fiscal 2020, lower volumes of midstream gas projects, the completion of a major capital project, and reduced refinery turnaround and maintenance work during the first and second quarters.
The segment gross margin was 8.1% for the nine months ended March 31, 2021 compared to 8.2% in the same period last year. Segment gross margin in fiscal 2021 was positively impacted by strong project execution and the positive impact of a one-time workers' compensation item recorded in the second quarter, but these positive impacts were partially offset by lower revenue volumes, which led to the under recovery of construction overhead costs.
The fiscal 2020 segment gross margin was supported by good project execution on both capital and repair and maintenance iron and steel projects in the first and second quarters, partially offset by a lower volume of turnaround work, which led to the under recovery of construction overhead costs.
Storage and Terminal Solutions
Revenue for the Storage and Terminal Solutions segment was $201.1 million in the nine months ended March 31, 2021 compared to $379.8 million in the same period a year earlier. The decrease in segment revenue is primarily a result of lower volumes of crude oil tank and terminal capital work and lower repair and maintenance work.
The segment gross margin was 6.0% in the nine months ended March 31, 2021 compared to 13.9% in the same period last year. The fiscal 2021 segment gross margin was negatively impacted by increases in the costs to complete a large crude oil terminal project, partially offset by an increase in the estimated recovery of those costs. During the third quarter, the Company achieved mechanical completion on the project, demobilized and completed its assessment of unpriced change orders. The project's financial impact for the nine months ended March 31, 2021 was a $3.8 million reduction to gross profit. In addition, fiscal 2021 gross margin was negatively impacted by low volumes, which led to the under recovery of construction overhead costs.
The fiscal 2020 segment gross margin was positively impacted by strong project execution on large capital projects and higher volumes than fiscal 2021, which led to better recovery of construction overhead costs.
Corporate
Unallocated corporate expenses were $20.2 million during the nine months ended March 31, 2021 compared to $22.2 million in the same period last year. The decrease is primarily attributable to cost reductions we implemented.

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

For long-term maintenance contracts with no minimum commitments and other established customer agreements, we include only the amounts that we expect to recognize as revenue over the next 12 months. For arrangements in which we have received a limited notice to proceed ("LNTP"), we include the entire scope of work in our backlog if we conclude that the likelihood of the full project proceeding as high. For all other arrangements, we calculate backlog as the estimated contract amount less revenue recognized as of the reporting date.
The following table provides a summary of changes in our backlog for the three months ended March 31, 2021:

	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions	Total
	(In thousands)
Backlog as of December 31, 2020	$198,212	$157,428	$267,133	$622,773
Project awards	49,808	40,836	47,399	138,043
Other adjustment(1)	—	—	(74,219)	(74,219)
Revenue recognized	(44,720)	(42,834)	(60,706)	(148,260)
Backlog as of March 31, 2021	$203,300	$155,430	$179,607	$538,337
Book-to-bill ratio(2)	1.1	1.0	0.8	0.9

(1)The other adjustment in the Storage and Terminal Solutions segment was due to a customer's decision not to renew our existing LNTP for a storage tank capital project. The Company was paid for all work performed on the project and has been invited to rebid the project when the customer makes the final investment decision.
(2)Calculated by dividing project awards by revenue recognized during the period.

The following table provides a summary of changes in our backlog for the nine months ended March 31, 2021:

	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions	Total
	(In thousands)
Backlog as of June 30, 2020	$272,816	$145,725	$339,924	$758,465
Project awards	87,898	149,732	114,960	352,590
Other adjustment(1)	—	—	(74,219)	(74,219)
Revenue recognized	(157,414)	(140,027)	(201,058)	(498,499)
Backlog as of March 31, 2021	$203,300	$155,430	$179,607	$538,337
Book-to-bill ratio(2)	0.6	1.1	0.6	0.7

(1)The other adjustment in the Storage and Terminal Solutions segment was due to a customer's decision not to renew our existing LNTP for a storage tank capital project. The Company was paid for all work performed on the project and has been invited to rebid the project when the customer makes the final investment decision.
(2)Calculated by dividing project awards by revenue recognized during the period.

Due to the impact of the COVID-19 pandemic and the resulting disruption to energy and industrial markets, some of our customers continue to be conservative with their spending levels.
In the Utility and Power Infrastructure segment, performance in the power delivery business continues to be strong on lower revenue. Bidding activity is strong and we expect project awards to improve. Similarly, our opportunity pipeline for LNG peak shaving projects is building, however those awards, while significant, can be less frequent. During the third quarter of fiscal 2021, we received a key contract for an upgrade of an LNG peak shaving facility. We are optimistic that the priorities of the new Biden Administration will lead to increased opportunities in this segment.
In the Process and Industrial Facilities segment, the short-term impact of the global pandemic on the Company's refinery maintenance operations has moderated. We saw an increase in demand for refinery and maintenance work on existing long-term maintenance contracts with certain customers. However, other customers continue to delay or reduce discretionary maintenance and capital spending. In addition, we continue to see strong demand for thermal vacuum chambers, as well as increasing opportunities in mining and minerals and chemicals. The larger midstream gas projects continue to be limited, but we are seeing some activity in smaller capital work.
In the Storage and Terminal Solutions segment, we have seen deferrals in award dates and lengthening award cycles as a result of the COVID-19 pandemic and its disruption of global energy demand. Opportunities in crude oil tanks and terminals are limited. However, this segment also includes a strong funnel of opportunities in North America, Central America and the Caribbean for storage infrastructure projects related to natural gas, LNG, ammonia, hydrogen, NGLs and other forms of renewable energy that support clean energy investments, President Biden priorities, and chemical feed stocks.
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
A reconciliation of Adjusted EBITDA to net loss follows:

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
	(In thousands)
Net loss	$(12,873)	$(5,495)	$(20,501)	$(27,352)
Goodwill and other intangible asset impairment	—	—	—	38,515
Restructuring costs	1,860	6,559	6,585	6,559
Interest expense	322	398	1,055	1,231
Benefit from income taxes	(5,060)	(1,114)	(6,002)	(1,705)
Depreciation and amortization	4,352	4,686	13,639	14,388
Adjusted EBITDA	$(11,399)	$5,034	$(5,224)	$31,636

LIQUIDITY AND CAPITAL RESOURCES
Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity as of March 31, 2021 were cash and cash equivalents of $73.8 million and cash flows from operations. Due to the financial results of the Company, we are currently unable to obtain revolving loans under our credit facility and are subject to other restrictions as discussed below under the caption "Senior Secured Revolving Credit Facility".
There continues to be significant uncertainty regarding the near- and intermediate-term business impacts from the COVID-19 pandemic and its disruption of our markets. However, the Company continues to maintain a strong balance sheet, which we believe is sufficient to support its near- to intermediate-term needs. The Company continues to take the following actions:
•managing the cost structure of the business based on the expected near-term revenue;
•proactive working capital management; and
•eliminating all non-critical capital expenditures.

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

•Issuances of letters of credit.

•Strategic investments in new operations.

Other factors that may impact long-term liquidity include:

•Capacity constraints under our senior secured revolving credit facility and remaining in compliance with all covenants contained in the credit agreement.

•Acquisitions and disposals of businesses.

•Purchases of shares under our stock buyback program.
Senior Secured Revolving Credit Facility
On November 2, 2020, the Company entered into the Fifth Amended and Restated Credit Agreement (the “Credit Agreement”), by and among the Company and certain foreign subsidiaries, as Borrowers, various subsidiaries of the Company, as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Lead Arranger and Sole Bookrunner, and the other Lenders party thereto. The Credit Agreement replaced the Fourth Amended and Restated Credit Agreement, which is described in Part II, Item 8. Financial Statements and Supplementary Data, Note 5 - Debt, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.
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
Covenants and limitations under the Credit Agreement include the following:

•Our Leverage Ratio, determined as of the end of each fiscal quarter, may not exceed 3.00 to 1.00. The Leverage Ratio covenant requires that Consolidated Funded Indebtedness, as defined in the Credit Agreement, as of the end of any fiscal quarter, may not exceed 3.0 times Consolidated EBITDA, as defined in the Credit Agreement, or “Covenant EBITDA,” over the previous four quarters.

•We are required to maintain a Fixed Charge Coverage Ratio (“FCCR”), determined as of the end of each fiscal quarter, greater than or equal to 1.25 to 1.00. The FCCR is calculated as follows:
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
◦If borrowings are outstanding at quarter end, the FCCR is calculated the same except that all share repurchases for the previous four quarters are also deducted from Covenant EBITDA.

•Asset dispositions (other than dispositions in which all of the net cash proceeds therefrom are reinvested into the Company and dispositions of inventory and obsolete or unneeded equipment in the ordinary course of business) are limited to $20.0 million per 12-month period.
•Share repurchases are limited to $30.0 million per calendar year.
On May 4, 2021, the Company entered into the First Amendment to Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), by and among the Company and certain foreign subsidiaries, as Borrowers, various subsidiaries of the Company, as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other Lenders party thereto, which amended the Credit Agreement.
The Company entered into the Amended Credit Agreement to obtain temporary relief from the financial covenants due to the continued decline in operating results. Under the Amended Credit Agreement, the Company will not be required to comply with the Leverage Ratio and FCCR financial covenants for the quarters ending March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021.
The Amended Credit Agreement adds a number of new requirements and restrictions. During a “Covenant Relief Period” commencing May 4, 2021 and ending on the date on which the Company provides a compliance certificate for the quarter ending March 31, 2022:
•No revolving loans will be made under the credit facility.
•If any new letters of credit are issued during the Covenant Relief Period, the Company will be required to provide cash collateral equal to 50% of the face value of the letter of credit (or 105% of the face value of the letter of credit if the aggregate amount of letters of credit outstanding exceeds $100 million).
•At all times prior to July 1, 2021, the Company will be required to maintain at least $50.0 million of unrestricted cash. Beginning July 1, 2021, and at all times during the remainder of the Covenant Relief Period, the Company will be required to maintain at least $60.0 million of unrestricted cash. The requirement to maintain unrestricted cash is in addition to any cash which would be required as collateral for any new letters of credit.
•Acquisitions, stock repurchases under the Company’s existing stock buyback program and cash dividends are prohibited.
•Capital expenditures may not exceed $2.0 million in any fiscal quarter.

In addition to these provisions, the Amended Credit Agreement requires the Company to generate Covenant EBITDA of at least:

•$2.5 million for the fiscal quarter ending June 30, 2021

•$8.0 million for the six months ending September 30, 2021; and

•$16.5 million for the nine months ending December 31, 2021.

As of March 31, 2021, the Company had $41.4 million in letters of credit issued under the credit facility and no borrowings.

Cash Flow for the Nine Months Ended March 31, 2021
Cash Flows Used by Operating Activities
Cash used by operating activities for the nine months ended March 31, 2021 totaled $13.2 million. The various components are as follows:

Net Cash Used by Operating Activities
(In thousands)

Net loss	$(20,501)
Non-cash expenses	19,345
Deferred income tax	1,468
Cash effect of changes in operating assets and liabilities	(13,841)
Other	317
Net cash used by operating activities	$(13,212)
Cash effect of changes in operating assets and liabilities at March 31, 2021 in comparison to June 30, 2020 include the following:

•Accounts receivable, net of credit losses recognized during the period, decreased $2.6 million during the nine months ended March 31, 2021, which increased cash flows from operating activities. The variance is primarily attributable to lower business volumes and the timing of billing and collections.

•Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") decreased $21.6 million, which increased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") decreased $4.4 million, which decreased cash flows from operating activities. CIE and BIE balances can experience significant fluctuations based on business volumes and the timing of when job costs are incurred and the timing of customer billings and payments.

•Inventories, income taxes receivable, other current assets, operating right-of-use lease assets and other assets increased $15.7 million during the nine months ended March 31, 2021, which decreased cash flows from operating activities. These operating assets can fluctuate based on the timing of inventory builds and draw-downs, accrual and receipt of income taxes receivable; prepayments of certain expenses; lease commencement, passage of time, expiration, or termination of operating leases; business volumes; and other timing differences.

•Accounts payable, accrued wages and benefits, accrued insurance, operating lease liabilities, and other accrued expenses decreased by $21.7 million during the nine months ended March 31, 2021, which decreased cash flows from operating activities. These operating liabilities can fluctuate based on the timing of vendor payments; accruals; lease commencement, lease payments, expiration, or termination of operating leases; business volumes; and other timing differences.

•Other liabilities increased by $3.7 million, which increased cash flows from operating activities. This increase was primarily due to deferred payroll tax associated with the CARES Act. See Item 1. Financial Information, Note 6 - Income Taxes for more information.

Cash Flows Used by Investing Activities
Investing activities used $2.1 million of cash in the nine months ended March 31, 2021 primarily due to $3.9 million of capital expenditures, partially offset by $1.8 million of proceeds from other asset sales. Capital expenditures consisted of: $1.0 million for transportation equipment, $1.0 million for software and office equipment, $1.0 million for facilities, and $0.9 million for construction and fabrication equipment.

Cash Flows Used by Financing Activities
Financing activities used $12.2 million of cash in the nine months ended March 31, 2021 primarily due to the net repayment of $9.8 million on the Company's senior secured revolving credit facility, $1.6 million paid to repurchase the Company's stock for payment of withholding taxes due on equity-based compensation, and $0.9 million paid in fees to amend the Company's Credit Agreement.
Dividend Policy
We have never paid cash dividends on our common stock, and the terms of our Amended Credit Agreement currently do not allow cash dividends. Upon expiration of the Covenant Relief Period described above under the caption "Senior Secured Revolving Credit Facility," we may declare and pay cash dividends on our capital stock during any fiscal year up to an amount which, when added to all other cash dividends paid during such fiscal year, does not exceed 50% of our cumulative net income for such fiscal year to date. Any future dividend payments will depend on our financial condition, capital requirements and earnings as well as other relevant factors.
Stock Repurchase Program and Treasury Shares
Treasury Shares
The terms of our Amended Credit Agreement currently do not allow share repurchases. Upon expiration of the Covenant Relief Period described above under the caption "Senior Secured Revolving Credit Facility," the Company may repurchase common stock pursuant to the stock buyback program that was in place and approved by the board of directors in November 2018. However, the FCCR covenant in our Credit Agreement may still limit our ability to repurchase shares. The specific limitations are described in the Senior Secured Revolving Credit Facility section above.
Under our stock buyback program, the Company may repurchase up to a maximum of $30.0 million per calendar year provided that the aggregate number of shares repurchased may not exceed 10%, or approximately 2.7 million, of the Company's shares outstanding as of November 6, 2018. The Company may repurchase its stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and is not obligated to purchase any shares. The stock buyback program will continue unless and until it is modified or revoked by the Board of Directors.
There were 1,349,037 shares available for repurchase under the stock buyback plan upon expiration of the Covenant Relief Period. The Company had 1,369,000 treasury shares as of March 31, 2021 and intends to utilize these treasury shares in connection with equity awards under the Company’s stock incentive plans and for sales to the Employee Stock Purchase Plan.

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

•amounts and nature of future project awards, revenue and margins from each of our segments;

•our ability to generate sufficient cash from operations, access our credit facility, or raise cash in order to meet our short and long-term capital requirements;

•our ability to comply with the covenants in our credit agreement;

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

These statements are based on certain assumptions and analyses we made in light of our experience and our historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•the risk factors discussed in our Form 10-K for the fiscal year ended June 30, 2020, this Form 10-Q and listed from time to time in our filings with the Securities and Exchange Commission;

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
Due to the COVID-19 pandemic, most of the Company's office staff transitioned to remote working environments in March 2020. Some employees remain in that environment through the date of this filing. The Company has assessed the impact of this working arrangement on its internal controls over financial reporting and has determined that, while the manner in which some controls are being performed has changed to accommodate remote work, none of the control activities have changed in substance and the controls are operating effectively.
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2021.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended March 31, 2021.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to a number of legal proceedings. We believe that the nature and number of these proceedings are typical for a company of our size engaged in our type of business and that none of these proceedings will result in a material effect on our business, results of operations, financial condition, cash flows or liquidity.
Item 1A. Risk Factors
Other than the additional risk factor below, there have not been any material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, which could materially affect our business, financial condition or future results.
Our Amended Credit Agreement imposes new restrictions on our liquidity, requires us to maintain significant levels of unrestricted cash and requires us to generate certain increasing levels of EBITDA over the next three quarters.

During a “Covenant Relief Period” commencing May 4, 2021 and ending on the date on which the Company provides a compliance certificate for the quarter ending March 31, 2022:

•No revolving loans will be made under the credit facility.

•If any new letters of credit are issued during the Covenant Relief Period, the Company will be required to provide cash collateral equal to 50% of the face value of the letter of credit (or 105% of the face value of the letter of credit if the aggregate amount of letters of credit outstanding exceed $100 million).
•At all times prior to July 1, 2021, the Company will be required to maintain at least $50.0 million of unrestricted cash. Beginning July 1, 2021, and during the remainder of the Covenant Relief Period, the Company will be required to maintain at least $60.0 million of unrestricted cash at all times. The requirement to maintain unrestricted cash is in addition to any cash collateral which would be required for any new letters of credit.

In addition to these provisions, the Amended Credit Agreement requires the Company to generate Covenant EBITDA of at least:

•$2.5 million for the fiscal quarter ending June 30, 2021;

•$8.0 million for the six months ending September 30, 2021; and

•$16.5 million for the nine months ending December 31, 2021.

Cash and cash equivalents on hand at March 31, 2021 totaled $73.8 million. Management believes it has sufficient cash on hand and will generate sufficient cash from operations to fund the business. However, there is risk that it will be unable to maintain the required levels of unrestricted cash and generate the required levels of Covenant EBITDA under the Amended Credit Agreement or obtain additional covenant relief under the Amended Credit Agreement. In addition, there is risk that the Company will be unable to comply with the Leverage Ratio and FCCR financial covenants in the Credit Agreement upon expiration of the Covenant Relief Period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information with respect to purchases made by the Company of its common stock during the third quarter of fiscal year 2021.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (C)
January 1 to January 31, 2021
Share Repurchase Program (A)	—	$—	—	1,349,037
Employee Transactions (B)	428	$11.04	—	—
February 1 to February 28, 2021
Share Repurchase Program (A)	—	$—	—	1,349,037
Employee Transactions (B)	—	$—	—	—
March 1 to March 31, 2021
Share Repurchase Program (A)	—	$—	—	1,349,037
Employee Transactions (B)	—	$—	—	—

(A)Represents shares purchased under our stock buyback program.
(B)Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under the Company’s stock incentive plans.
(C)As described under the caption “Stock Repurchase Program and Treasury Shares” in the Liquidity and Capital Resources section of Part I, Item 2 of this Form 10-Q, on November 6, 2018, the Board of Directors approved a stock buyback program. Under the program, the Company may repurchase common stock up to a maximum of $30.0 million per calendar year provided that the aggregate number of shares repurchased may not exceed 10%, or approximately 2.7 million, of the Company's shares outstanding as of November 6, 2018. However, the Amended Credit Agreement currently does not allow share repurchases. In addition, even after the prohibition on stock buybacks in the Amended Credit Agreement lapses, the Company may have to limit share repurchases at times if the repurchases put it at risk of violating the FCCR covenant in the Credit Agreement. Under the program, the Company may repurchase its stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and is not obligated to purchase any shares. The stock buyback program will continue unless and until it is modified or revoked by the Board of Directors.

Dividend Policy
We have never paid cash dividends on our common stock, and the terms of our Amended Credit Agreement currently do not allow cash dividends. After the current prohibition on the payment of cash dividends under our Amended Credit Agreement lapses, we may declare and pay cash dividends on our capital stock during any fiscal year up to an amount which, when added to all other cash dividends paid during such fiscal year, does not exceed 50% of our cumulative net income for such fiscal year to date. Any future dividend payments will depend on our financial condition, capital requirements and earnings as well as other relevant factors.

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
Item 5. Other Information
On May 4, 2021, the Company entered into the First Amendment to Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), by and among the Company and certain foreign subsidiaries, as Borrowers, various subsidiaries of the Company, as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other Lenders party thereto, which amended the Credit Agreement. Key provisions of the Amended Credit Agreement are discussed under the caption “Senior Secured Revolving Credit Facility” in the Liquidity and Capital Resources section of Part I, Item 2 of this Quarterly Report on Form 10-Q and are incorporated by reference herein.

Item 6. Exhibits:
The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Any exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical hereafter.

Exhibit No.	Description
Exhibit 10.1:
First Amendment to Fifth Amended and Restated Credit Agreement dated May 4, 2021 among the Company and certain foreign subsidiaries, as Borrowers, various subsidiaries of the Company, as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other Lenders party thereto.

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

MATRIX SERVICE COMPANY

Date:	May 10, 2021	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer