Form 10-K
period 2021-06-30
MATRIX SERVICE CO
filed 2021-09-13
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $284 million.
The number of shares of the registrant’s common stock outstanding as of September 9, 2021 was 26,697,028 shares.
Documents Incorporated by Reference
Certain sections of the registrant's definitive proxy statement relating to the registrant's 2021 annual meeting of stockholders, which definitive proxy statement will be filed within 120 days of the end of the registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.

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
These statements are based on certain assumptions and analyses we made in light of our experience and our historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations many of which are beyond our control, including:
•the risk factors discussed in Item 1A of this Annual Report and listed from time to time in our filings with the Securities and Exchange Commission ("SEC");
•economic, market or business conditions in general (including the length and severity of the COVID-19 pandemic) and in the oil, natural gas, power, petrochemical, agricultural and mining industries in particular;
•the transition to renewable energy sources and its impact on our current customer base;
•the under- or over-utilization of our work force;
•delays in the commencement or progression of major projects, whether due to COVID-19 concerns, permitting issues or other factors;
•reduced creditworthiness of our customer base and the higher risk of non-payment of receivables due to volatility of crude oil, natural gas, and other commodity prices which affect our customers' businesses;
•the inherently uncertain outcome of current and future litigation;
•the adequacy of our reserves for claims and contingencies; and
•changes in laws or regulations, including the imposition, cancellation or delay of tariffs on imported goods.

Consequently, all of the forward-looking statements made in this Annual Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences or effects on our business operations. We assume no obligation to update, except as required by law, any such forward-looking statements, whether as a result of new information, future events or otherwise.
BACKGROUND
We began operations in 1984 as an Oklahoma corporation under the name of Matrix Service. In 1989, we incorporated in the State of Delaware under the name of Matrix Service Company. We provide engineering, fabrication, infrastructure, construction, and maintenance services primarily to the oil, natural gas, power, petrochemical, industrial, agricultural, mining and minerals markets. We also sell products for crude oil and refined product aboveground storage tanks. We maintain regional offices throughout the United States, Canada and other international locations, and operate through separate union and merit subsidiaries.
We are licensed to operate in all 50 states, in four Canadian provinces and in other international locations. Our principal executive offices are located at 5100 E. Skelly Drive, Suite 500, Tulsa, Oklahoma 74135. Our telephone number is (918) 838-8822. Unless the context otherwise requires, all references herein to “Matrix Service Company”, “Matrix”, the “Company” or to “we”, “our”, and “us” are to Matrix Service Company and its subsidiaries.
We believe we have an obligation to better the world in which we live and work – to do today’s work in a manner that advances and protects tomorrow’s world for future generations. Across the ideals of environmental stewardship, social responsibility, governance, diversity, inclusiveness and equity, we are committed to ensuring our business strategies, policies, and practices align with sustainability goals where we can have the greatest impact globally and in our own local communities. We are committed to fulfilling our purpose today by safely engineering, constructing, and maintaining essential infrastructure that provides a better, brighter future for tomorrow.
WEBSITE ACCESS TO REPORTS
Our public website is matrixservicecompany.com. We make available free of charge through the "Investor Relations" section of our website our annual reports to stockholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Any materials we file with or furnish to the SEC are also maintained on the SEC website (sec.gov).
The information contained on our website, or available by hyperlink from our website, is not incorporated into this Annual Report or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included in the "Investor Relations" section of our website. Investors should monitor that section of our website for press releases, investor presentations, SEC filings and public conference calls and webcasts.
While not our primary means of communication, investors can also learn more about us by visiting our social media channels. We encourage investors, the media, and others interested in us to review the information posted on our Facebook site (facebook.com/matrixservicecompany), our LinkedIn account (linkedin.com/company/matrix-service-company) and our Twitter account (twitter.com/matrixserviceco). Investors, the media or other interested parties can subscribe to the Twitter feed at the address listed above.
OPERATING SEGMENTS
Due to changing markets facing our clients and to better align our financial reporting with our long-term strategic growth areas, we began reporting our financial results under new reportable segments effective July 1, 2020. The new reportable segments along with a description of each are as follows:
•Utility and Power Infrastructure: consists of power delivery services provided to investor owned utilities, including construction of new substations, upgrades of existing substations, transmission and distribution line installations, upgrades and maintenance, as well as emergency and storm restoration services. We also provide construction and maintenance services to a variety of power generation facilities, including natural gas fired facilities in simple or combined cycle configuration and provide engineering, fabrication, and construction services for LNG utility peak shaving facilities.

•Process and Industrial Facilities: primarily serves customers in the downstream and midstream petroleum industries who are engaged in refining crude oil and processing, fractionating, and marketing of natural gas and natural gas liquids. We also serve customers in various other industries such as petrochemical, sulfur, mining and minerals companies engaged primarily in the extraction of non-ferrous metals, aerospace and defense, cement, agriculture, and other industrial customers. Our services include plant maintenance, turnarounds, industrial cleaning services, engineering, fabrication, and capital construction.
•Storage and Terminal Solutions: consists of work related to aboveground storage tanks and terminals. We also include work related to cryogenic and other specialty storage tanks and terminals, including LNG, liquid nitrogen/liquid oxygen, liquid petroleum, hydrogen and other specialty vessels such as spheres in this segment, as well work related to marine structures and truck and rail loading/offloading facilities. Our services include engineering, fabrication, construction, and maintenance and repair, which includes planned and emergency services for both tanks and full terminals. Finally, we offer tank products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.
OTHER BUSINESS MATTERS
Customers and Marketing
We provided services to approximately 470 customers in fiscal 2021. Most of our revenue comes from long-term customer relationships. One customer individually accounted for $86.7 million or 12.9% of our consolidated revenue in fiscal 2021, all of which was included in the Utility and Power Infrastructure segment. No other customers individually accounted for more than 10% of our consolidated revenue in fiscal 2021. See Part II, Item 8. Financial Statement and Supplementary Data, Note 13 - Segment Information, for more information about concentration of revenue by segment.
We market our services and products primarily through our marketing and business development personnel, senior professional staff and our operating management. We competitively bid most of our projects; however, we have a number of preferred provider relationships with customers who award us work through long-term agreements. Our projects have durations ranging from a few days to multiple years.
Competition
We compete with local, regional, national and international contractors and service providers. Competitors vary with the markets we serve with few competitors competing in all of the markets we serve or in all of the services we provide. Contracts are generally awarded based on price, quality, safety performance, schedule, experience and customer satisfaction.
Backlog
We define backlog as the total dollar amount of revenue that we expect to recognize as a result of performing work that has been awarded to us through a signed contract, limited notice to proceed ("LNTP") or other type of assurance that we consider firm. The following arrangements are considered firm:
•fixed-price awards;
•minimum customer commitments on cost plus arrangements; and
•certain time and material arrangements in which the estimated value is firm or can be estimated with a reasonable amount of certainty in both timing and amounts.
For long-term maintenance contracts with no minimum commitments and other established customer agreements, we include only the amounts that we expect to recognize as revenue over the next 12 months. For arrangements in which we have received a LNTP, we include the entire scope of work in our backlog if we conclude that the likelihood of the full project proceeding as high. For all other arrangements, we calculate backlog as the estimated contract amount less revenue recognized as of the reporting date.

The following table provides a summary of changes in our backlog in fiscal 2021:

	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions	Total
	(In thousands)
Backlog as of June 30, 2020	$272,816	$145,725	$339,924	$758,465
Project awards	107,279	188,969	155,465	451,713
Other adjustment(1)	—	—	(74,219)	(74,219)
Revenue recognized	(210,052)	(199,917)	(263,429)	(673,398)
Backlog as of June 30, 2021	$170,043	$134,777	$157,741	$462,561
Book-to-bill ratio(2)	0.5	0.9	0.6	0.7

(1)The other adjustment in the Storage and Terminal Solutions segment was due to a customer's decision not to renew our existing LNTP for a storage tank capital project. We were paid for all work performed on the project. This project is still active and we will be required to update pricing when the customer makes its final investment decision, which we expect will occur in fiscal 2022.
(2)Calculated by dividing project awards by revenue recognized.

Due to the impact of the COVID-19 pandemic and the resulting disruption to energy and industrial markets, some of our customers continue to be conservative with their spending levels.
In the Utility and Power Infrastructure segment, performance in the power delivery business continues to be strong on lower revenue. Bidding activity is strong and we expect project awards to increase. Similarly, our opportunity pipeline for LNG peak shaving projects is building, however those awards, while significant, can be less frequent. During the third quarter of fiscal 2021, we received a key contract for an upgrade of an LNG peak shaving facility. We are optimistic that electrical infrastructure and LNG peak shaving will be critical to the spending priorities of the Biden Administration and lead to increased opportunities in this segment.
In the Process and Industrial Facilities segment, the short-term impact of the global pandemic on our refinery maintenance operations has moderated. We saw an increase in demand for refinery and maintenance work on existing long-term maintenance contracts with certain customers. However, other customers continue to delay or reduce discretionary maintenance and capital spending. In addition, we continue to see strong demand for thermal vacuum chambers, as well as increasing opportunities in mining and minerals and chemicals. The larger midstream natural gas projects continue to be limited, but we are seeing some activity in smaller capital work. We are also seeing increasing opportunities in projects that support the ongoing transition to greener energy.
In the Storage and Terminal Solutions segment, opportunities for crude oil tanks and terminals continue to be limited as our customers rationalize the near-term demand for crude oil storage and terminalling, which has been significantly disrupted by the pandemic. We believe crude oil will continue to play an important role in the global economy for some time and we expect crude oil storage and terminal opportunities to return as the world recovers from the pandemic, however, based on the transition to greener energy, the longer-term demand for crude oil storage is less certain. This segment also includes a strong funnel of opportunities for storage infrastructure projects related to natural gas, LNG, ammonia, NGLs, and chemical feed stocks. We are also seeing an increase in inquiries related to renewable energy, especially for hydrogen storage and related facilities.
Project awards in all segments are cyclical and are typically the result of a sales process that can take several months or years to complete. It is common for awards to shift from one period to another as the timing of awards is dependent upon a number of factors including changes in market conditions, permitting, off take agreements, project financing and other factors. Backlog volatility may increase for some segments from time to time when individual project awards are less frequent, but more significant. We expect to recognize approximately 85% of our total backlog reported as of June 30, 2021 as revenue within fiscal 2022.

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
During fiscal 2021, our operations were significantly impacted by the COVID-19 pandemic, which led to the closure of certain offices, shutdowns of certain job sites and the loss of productivity, among other issues. Our business can also be affected, both positively and negatively, by seasonal factors such as energy demand or weather conditions including hurricanes, snowstorms, and abnormally low or high temperatures. Some of these seasonal factors may cause some of our offices and projects to close or reduce activities temporarily. In addition to the above noted factors, the general timing of project starts and completions could exhibit significant fluctuations.
Other factors impacting operating results in all segments come from decreased work volume during holidays, work site permitting delays or customers accelerating or postponing work. The differing types, sizes, and durations of our contracts, combined with their geographic diversity and stages of completion, often results in fluctuations in our operating results.
Our overhead cost structure is generally fixed. Significant fluctuations in revenue volume usually leads to over or under recovery of fixed overhead costs, which can have a material impact on our gross margin and profitability.

Material Sources and Availability
The ongoing COVID-19 pandemic has resulted in disruptions to global supply chains, which have led to higher prices for some of the materials we need to run our business, including, but not limited to, structural steel, steel piping, rebar, valves, copper, and delivery freight. We have been proactive with managing our procurement processes to help reduce the impacts of rising materials prices on our business and to help ensure we continue to have the materials we need available. However, rising prices and the potential for materials shortages have created additional risk into bidding and executing work profitably.
The timing of normalization of the global supply chains is uncertain and will depend on several factors, including the speed of recovery from the pandemic, producer capacity, the level of imports, worldwide demand, tariffs on imported goods and other market conditions.
Insurance
We maintain insurance coverage for various aspects of our operations. However, exposure to potential losses is retained through the use of deductibles, self-insured retentions and coverage limits.
Typically our contracts require us to indemnify our customers for injury, damage or loss arising from the performance of our services and provide warranties for materials. We may also be required to name the customer as an additional insured up to the limits of insurance available, or we may be required to purchase special insurance policies or surety bonds for specific customers or provide letters of credit in lieu of bonds to satisfy performance and financial guarantees on some projects. We maintain a performance and payment bonding line sufficient to support the business. We generally require our subcontractors to indemnify us and our customers and name us as an additional insured for activities arising out of the subcontractors’ work. We also require certain subcontractors to provide additional insurance policies, including surety bonds in favor of us, to secure the subcontractors’ work. There can be no assurance that our insurance and the additional insurance coverage provided by our subcontractors will fully protect us against a valid claim or loss under the contracts with our customers.
Human Capital Management
Employees
Successful execution of our business strategy is dependent on attracting, developing, and retaining key employees who represent our core values and the communities we serve. Our people are our greatest resource, which makes our certification in fiscal 2021 as a Great Place To Work® — for the fifth consecutive year — both a point of pride and an invaluable tool for continuous improvement supporting our objective of always being an employer of choice. Our office-based employee retention rate has consistently been above 90% for the past 5 years.

Given the nature of our work, the size of our employee population can vary significantly throughout the year because of the number, type and size of projects we have in progress at any particular time. As of June 30, 2021, we had 2,717 employees worldwide. Of those employees, 689 were employed in office-based positions and 2,028 were employed in field or craft positions. The breakdown by country was: 2,413 located in the United States, 265 in Canada, and 39 across other international locations. At the end of fiscal 2021, 48% of our overall workforce and 28% of our management team was represented by women and minorities, and 33% of the independent directors serving on our Board of Directors are female.
The percentage of our employees represented by unions as of June 30, 2021 was approximately 22%. Operating under collective bargaining agreements with various unions, our union employees are provided with benefits including health and welfare, pension, training programs and competitive compensation plans. We have not experienced any strikes or work stoppages in recent years and are proud that our relationships with our employees and labor unions are strong.
Business Ethics and Core Values
Our employees are entrusted with engineering, constructing, and maintaining the complex, critical infrastructure that supports modern daily living and quality of life. Ethics and integrity are foundational in our ability to be successful and are engrained in our culture and core values. Across all areas of our business, we maintain focus on compliance and doing the right thing, and integrity is essential to every aspect of our business, in both policy and practice. Accordingly, we are committed to ensuring compliance with all applicable laws and regulations, and to maintaining the highest standards of ethical conduct in accordance with our code of conduct.
Health and Safety
Ensuring the safety of our employees and those around us is integral to who we are, and paramount to our success and sustainability. The journey to achieving and maintaining a zero-incident safety performance requires robust training along with comprehensive policies, processes, and systems to plan, perform, report, measure, review, and improve our performance. We have incorporated safety as a key performance metric in our incentive compensation plan by measuring our annual Total Recordable Incident Rate ("TRIR"), which is calculated by multiplying the number of recordable incidents by 200,000 and dividing that number by the total hours worked each year. This metric is also used by others in our industry, which allows for a more objective comparison of our performance. In fiscal 2021, our TRIR was 0.28, which represents a record for us and world-class safety performance.
Our commitment to health and safety during the pandemic reached far beyond our employees and included their families, our clients, and our communities. Relying on our Business Continuity Plan, we took swift, immediate action across our network of offices and on our project sites to help protect our people and those with whom we work. We provided our clients with our COVID-19 Mitigation Plan and Infectious Disease Response Program, both of which also address supplier requirements, and we worked proactively with our clients to ensure proper protocols were in place and followed.
Diversity, Equity, and Inclusion (DEI)
Foundational to attracting, developing, and retaining a diverse, engaged workforce is our commitment to making sure our employees feel safe, know they are valued and that their work matters, and that they are provided opportunities to achieve their maximum potential. We believe when we value each other’s differences and encourage everyone’s voice to be heard, we can break down the barriers that stifle ideas and opportunities.
In fiscal 2021, we established our employee diversity baseline to identify areas for improvement and help shape our recruiting efforts, succession planning, and professional development. We sponsored Days of Understanding and other events covering topics such as implicit and unconscious bias, racism and the Tulsa Race Massacre, uncomfortable conversations, LGBTQ+ history and inclusion, and more. In late fiscal 2021, we also established the framework to support Employee Resource Groups ("ERGs") and, with input from our employees enterprise-wide, identified our first ERGs, which will focus on the following communities: Asian, Black, Hispanic/Latino, LGBTQ+, Women, and Veterans. Our ERGs will be designed to foster a diverse and inclusive workplace through employee-led, organic efforts.

Total Rewards Package
As part of our compensation philosophy and to attract and retain superior talent, we offer and maintain market-competitive, total rewards programs for our employees. In addition to base salaries, additional programs include incentive and project bonus opportunities, comprehensive healthcare coverage and insurance benefits, Company matched retirement plans, health savings and flexible spending accounts, an Employee Stock Purchase Plan, paid holidays and other paid time off, family leave, and flexible work schedules where possible. Other offerings include employee assistance programs with 365/24/7 access to resources and help, and Matrix HealthMatters, our robust wellness program that provides resources and education to help employees and their families get and stay healthy, focusing wholistically on physical, mental and financial health.
Training and Employee Development Programs
Investment in continuous learning is essential to providing industry-leading expertise and service to our clients, continuous improvement across our organization, and meaningful career development opportunities for our people. From in-person to online courses, formalized and other specialized training, our employees benefit from opportunities to strengthen their leadership and management competencies, improve communication and interpersonal skills, and advance their technical proficiency. Through Matrix University, our people have access to resources that include a robust Learning Management System (LMS) that provides enterprise-wide access for employees to a number of online learning modules and support tools.
Our employees also benefit from the Matrix Performance Development Program, designed for collaborative development of annual performance goals and to promote continuous, transparent feedback between employees and their supervisors.
Employee Engagement
We also empower our employees to donate time, talent, and resources through Company-led initiatives, employee matching, and paid volunteer time off. Each year, our employees collectively log thousands of hours participating in individual community service projects in addition to hours they invest serving on boards and participating in Company-sponsored charitable events. We also provide direct corporate financial support to nonprofit organizations in the communities where we live and work.
Patents and Proprietary Technology
Our subsidiaries have several patents and patents pending, and continue to pursue new ideas and innovations to better serve our customers in several areas of our business. The Flex-A-Span® and Flex-A-Seal® trademarks are utilized to market our unique seals for floating roof tanks. The FastFroth® trademark is utilized to market our unique industrial cleaning process. Our patented RS 1000 Tank Mixer controls sludge build-up in crude oil tanks through resuspension. The Flexible Fluid Containment System patent covers a system that captures and contains flue leaking from pipe and valve connections. The Flex-A-Swivel® patent refers to our unique pipe swivel joint assembly. Our patent for Spacerless or Geocomposite Double Bottom for Storage Tanks relates to a replacement bottom with leak detection and containment that allows for the retrofitting of an existing tank while minimizing the loss of capacity. The patent for the Training Tank for Personnel Entry, Exit and Rescue relates to a training device that can be used to train personnel on equipment that is made to simulate confined space scenarios.
We also hold a perpetual license to use various patents and technologies related to LNG storage tanks, liquid nitrogen/liquid oxygen storage tanks, liquid petroleum gas storage tanks and thermal vacuum chambers.
While our intellectual property is not our main business, we believe that the ability to use these patents and technology enables us to expand our presence in the markets we serve and minimizes the development costs typically associated with organic growth.

Regulation
Health and Safety Regulations
Our operations are subject to regulation by the U.S. Occupational Safety and Health Administration (“OSHA”) and Mine Safety and Health Administration (“MSHA”), the U.S. Department of Transportation, and to regulation under state laws and by the Canadian Workers’ Compensation Board and its Workplace Health, Safety and Compensation Commission. Regulations promulgated by these agencies require employers and independent contractors to implement work practices, medical surveillance systems and personnel protection programs to protect employees from workplace hazards and exposure to hazardous chemicals and materials. In recognition of the potential for accidents within various scopes of work, these agencies have enacted strict and comprehensive safety regulations. We have established and consistently reinforce and monitor compliance with comprehensive programs intended to ensure that we comply with all applicable health and safety regulations to protect the safety of our workers, subcontractors and customers. While we believe that we operate safely and prudently, there can be no assurance that accidents will not occur or that we will not incur substantial liability in connection with the operation of our businesses. In order to minimize the financial exposure resulting from potential accidents associated with our work, we maintain liability insurance to limit losses that could result from our work.
Environmental
We believe we have an obligation to better the world in which we live and work – to do today’s work in a manner that advances and protects tomorrow’s world for future generations. Across our organization, from our project sites to our offices, we are committed to environmental stewardship and to continuously seeking better, more sustainable ways to perform our work in existing and new markets, including renewables.
Our operations and the operations of our customers are subject to extensive and changing environmental laws and regulations. These laws and regulations relate primarily to air and water pollutants and the management and disposal of hazardous materials. We are exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or hazardous materials.
In order to limit costs incurred as a result of environmental exposure, we maintain contractor’s pollution liability insurance that covers liability that may be incurred as a result of accidental releases of hazardous materials.
We believe that we are currently in compliance, in all material aspects, with all applicable environmental laws and regulations. We do not expect any material charges in subsequent periods relating to environmental conditions that currently exist and do not currently foresee any significant future capital spending relating to environmental matters.

Item 1A. Risk Factors
The following risk factors should be considered with the other information included in this Annual Report on Form 10-K. As we operate in a continuously changing environment, other risk factors may emerge which could have a material adverse effect on our results of operations, financial condition and cash flow.

Risk Factors Related to the COVID-19 Pandemic

The COVID-19 pandemic has adversely affected our business and operations.

The COVID-19 pandemic has adversely affected our business and operations and the business and operations of our customers. We have experienced unpredictable reductions in demand for our services. In response to the COVID-19 pandemic, companies within the oil and natural gas and other industries (including our customers) have announced spending cuts and/or project delays which, in turn, have resulted in decreased awards of new contracts or adjustments, reductions, suspensions or cancellations of existing contracts. Such continued delays have impacted our business, results of operations and financial condition.
The ongoing pandemic has also resulted in disruptions to labor and global supply chains, which have led to labor shortages and higher prices for some of the materials we need to run our business, including, but not limited to, structural steel, steel piping, rebar, valves, copper, and delivery freight. We have been proactive with managing our workforce and procurement processes to help reduce the impacts of labor shortages and rising materials prices on our business and to help ensure we continue to have the labor and materials we need available. However, rising prices and the potential for labor and materials shortages have created additional risk into bidding and executing work profitably.
Because the duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the impact on our business, financial condition and results of operations remains uncertain. While we expect the COVID-19 pandemic to have an adverse effect on our business, financial condition, liquidity, cash flow and results of operations, we are unable to predict the extent, nature or duration of these impacts at this time.

Financial Risks

Our borrowing capacity under our Credit Agreement is determined by the size of our borrowing base and if the size of our borrowing base does not provide adequate liquidity, then we may need to raise additional capital in the future for working capital, capital expenditures and/or acquisitions, and we may not be able to do so on favorable terms or at all, which would impair our ability to operate our business or achieve our strategic plan.

Cash and cash equivalents on hand at June 30, 2021 totaled $83.9 million. Management believes it has sufficient cash on hand and will generate sufficient cash from operations to fund the business. However, should we require additional liquidity, there is risk that we will be unable access the amount of additional liquidity needed from our Credit Agreement if the level of assets included in the borrowing base is insufficient. The borrowing base includes restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves.

To the extent that cash on hand, cash flow from operations, and borrowing availability under the Credit Agreement are insufficient to make future investments, or provide needed working capital, we may require additional financing from other sources. Our ability to obtain such additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results; and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments or respond to competitive challenges.

Our Credit Agreement imposes restrictions that may limit business alternatives.

Our Credit Agreement prohibits or limits us from making acquisitions, repurchasing equity, incurring additional debt, acquiring or disposing of assets, or making other distributions, including cash dividends. In addition, our Credit Agreement requires that we comply with a Fixed Charge Coverage Ratio financial covenant under certain conditions. These covenants and restrictions may impact our ability to effectively execute operating and strategic plans and our operating performance may not be sufficient to comply with the required covenants.

Our failure to comply with one or more of the covenants in our Credit Agreement could result in an event of default. We can provide no assurance that a default could be remedied, or that our creditors would grant a waiver or further amend the terms of the Credit Agreement.

Risk Factors Related to Our Business and Operations
Unsatisfactory safety performance may subject us to penalties, affect customer relationships, result in higher operating costs, negatively impact employee morale and result in higher employee turnover.
Our projects are conducted at a variety of sites including construction sites and industrial facilities. With each location, hazards are part of the day-to-day exposures that we must manage on a continuous basis to ensure our employees return home from work the same way they arrived. We understand that everyone plays a role with safety and everyone can make a difference with their active participation. With our proactive approach, our strategy is to identify the exposures and correct them before they result in an incident whether that involves an injury, damage or destruction of property, plant and equipment or an environmental impact. We are intensely focused on maintaining a strong safety culture and strive for zero incidents.
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
The extent to which we utilize our workforce affects our profitability. If we under utilize our workforce, our project gross margins and overall profitability suffer in the short-term. If we over utilize our workforce, we may negatively impact safety, employee satisfaction and project execution. The utilization of our workforce is impacted by numerous factors including:
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
We initiated workforce reductions during the COVID-19 pandemic as demand for our services declined. Once the demand for our services increases, our ability to attract and retain qualified engineers, project managers, skilled craftsmen and other experienced professionals in accordance with our need will be an important factor in our ability to maintain profitability and grow our business. The market for these professionals is competitive, particularly during periods of economic growth when the supply is limited. We cannot provide any assurance that we will be successful in our efforts to retain or attract qualified personnel when needed. Therefore, when we anticipate or experience growing demand for our services, we may incur additional cost to maintain a professional staff in excess of our current contract needs in an effort to have sufficient qualified personnel available to address this anticipated demand. If we do incur additional compensation and benefit costs, our customer contracts may not allow us to pass through these costs.
Competent and experienced engineers, project estimators, project managers, and craft workers are especially critical to the profitable performance of our contracts, particularly on our fixed-price contracts where superior design and execution of the project can result in profits greater than originally estimated or where inferior design and project execution can reduce or eliminate estimated profits or even result in a loss.

Our project managers are involved in most aspects of contracting and contract execution, including:
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
The demand for our products and services depends upon the existence of construction and maintenance projects primarily in the midstream and downstream petroleum, power and other heavy industries in the United States and Canada. Therefore, it is likely that our business will continue to be cyclical in nature and vulnerable to general downturns in the United States, Canadian and world economies and negative changes in commodity prices, which could adversely affect the demand for our products and services.
The availability of engineering and construction projects is dependent upon economic conditions in the oil, natural gas, petrochemical, industrial, and power industries, and specifically, the level of capital expenditures on energy infrastructure. A prolonged period of relatively low commodity prices in North America has had an adverse impact on the level of capital expenditures of our customers and/or their ability to finance these expenditures. Our failure to obtain projects, the delay of project awards, the cancellation of projects or delays in the execution of contracts has resulted and may continue to result in under-utilization of our resources, which could adversely impact our revenue, margins, operating results and cash flow. There are numerous factors beyond our control that influence the level of maintenance and capital expenditures of our customers, including:
•current or projected commodity prices, including oil, natural gas, power and mineral prices;
•the demand for alternative energy products;
•refining margins;
•the demand for oil, natural gas and electricity;
•the ability of oil, natural gas, industrial and power companies to generate, access and deploy capital;

•exploration, production and transportation costs;
•interest rates;
•the discovery rate, size and location of new oil and natural gas reserves;
•technological challenges and advances;
•ability to export hydrocarbon products;
•tax incentives, including those for alternative energy projects;
•regulatory restraints on the rates that power companies may charge their customers; and
•local, national and international political and economic conditions.
The volume of storage related projects is influenced by the overall forward market for crude oil, and certain market conditions may adversely affect financial and operating results.
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
A significant amount of our work is performed under fixed price contracts. Under fixed-price contracts, we agree to perform the contract for a fixed price and, as a result, can improve our expected profit by superior execution, productivity, workplace safety and other factors resulting in cost savings. However, we could incur cost overruns above the approved contract price, which may not be recoverable. Under certain incentive fixed-price contracts, we may agree to share with a customer a portion of any savings we generate while the customer agrees to bear a portion of any increased costs we may incur up to a negotiated ceiling. To the extent costs exceed the negotiated ceiling price, we may be required to absorb some or all of the cost overruns.
Fixed-price contract prices are established based largely upon estimates and assumptions relating to project scope and specifications, personnel and productivity, material needs, and site conditions. These estimates and assumptions may prove inaccurate, or conditions may change due to factors out of our control, resulting in cost overruns, which we may be required to absorb and which could have a material adverse effect on our business, financial condition and results of operations. In addition, our profits from these contracts could decrease or we could experience losses if we incur difficulties in performing the contracts or are unable to secure fixed-pricing commitments from our manufacturers, suppliers and subcontractors at the time we enter into fixed-price contracts with our customers.
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
•injuries or fatalities;
•weather related damage to our facilities or work-in-progress on project sites;
•disruption of information systems;
•inability to receive machinery, equipment and materials at job sites; and
•loss of productivity.
The frequency and severity of severe weather conditions may be enhanced by present and future changes to our climate.
We contribute to multiemployer plans that could result in liabilities to us if those plans are terminated or if we withdraw from those plans.

We contribute to several multiemployer pension plans for employees covered by collective bargaining agreements. These plans are not administered by us and contributions are determined in accordance with provisions of negotiated labor contracts. The Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multiemployer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. In fiscal 2021, we incurred withdrawal liability to one multiemployer plan due to our strategic initiative to exit the domestic iron and steel industry. If we terminate, withdraw, or partially withdraw from other multiemployer pension plans, we could be required to make significant cash contributions to fund that plan's unfunded vested benefit, which could materially and adversely affect our financial condition and results of operations; however, we are not currently able to determine the net assets and actuarial present value of the multiemployer pension plans’ unfunded vested benefits allocable to us, if any, and we are not presently aware of the amounts, if any, for which we may be contingently liable if we were to withdraw from any of these plans. In addition, if the funding level of any of these multiemployer plans becomes classified as “critical status” under the Pension Protection Act of 2006, we could be required to make significant additional contributions to those plans.

A failure or outage in our operational systems or cyber security attacks on any of our systems, or those of third parties, may adversely affect our financial results.

We have become more reliant on technology to help increase efficiency in our business. We use numerous technologies to help run our operations, and this may subject our business to increased risks. Any cyber security attack that affects our facilities, our systems, our customers and any of our financial data could have a material adverse effect on our business. In addition, a cyber-attack on our customer and employee data may result in a financial loss, including potential fines for failure to safeguard data, and may damage our reputation. Third-party systems on which we rely could also suffer system failure. Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our financial results.

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

Any security breach resulting in the unauthorized use or disclosure of certain personal information could put individuals at risk of identity theft and financial or other harm and result in costs to us in investigation, remediation, legal defense and in liability to parties who are financially harmed. We may incur significant costs to protect against the threat of information security breaches or to respond to or alleviate problems caused by such breaches. For example, laws may require notification to regulators, clients or employees and enlisting credit monitoring or identity theft protection in the event of a privacy breach. A cybersecurity attack could also be directed at our systems and result in interruptions in our operations or delivery of services to our clients and their customers. Furthermore, a material security breach could cause us to lose revenue, lose clients or cause damage to our reputation.

To reduce organizational risk from cybersecurity threats, we carry cyber liability insurance and have undertaken several initiatives in recent years. We strengthened our identity and access management capabilities by requiring multi-factor authentication, increased the threat detection efficiencies within our security information and event management capacity, and completed projects designed to reduce our organization's external attack surface. In addition, in the area of security awareness and training, we have updated our foundational curriculum, established mandatory recurring training requirements, and commenced periodic phishing campaign assessments.

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
Accounting Risks
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
If estimates of costs to complete fixed price contracts indicate a loss, a provision is made through a contract write-down for the total loss anticipated in the period the loss is determined. Contract profit estimates are also adjusted, on a percentage of completion basis, in the fiscal period in which it is determined that an adjustment is required. No restatements are made to prior periods. Further, many of our contracts contain various cost and performance incentives and penalties that impact the earnings we realize from our contracts, and adjustments related to these incentives and penalties are recorded on a percentage of completion basis in the period when estimable and probable.
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
Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. We perform annual goodwill impairment reviews in the fourth quarter of every fiscal year. In addition, we perform an impairment review whenever events or changes in circumstances indicate the carrying value of goodwill or an intangible or fixed asset may not be recoverable. As of June 30, 2021, we had $6.6 million of amortizing intangible assets and $60.6 million of non-amortizing goodwill representing 1.4% and 13.0% of our total assets, respectively.
Legal, Insurance, Regulatory and Compliance Risks
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
There has been an increased focus in the last several years on climate change in response to findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment. As a result, there have been a variety of regulatory developments, proposals or requirements and legislative initiatives as well as pressure from institutional investors to restrict the emission of greenhouse gases. The growing imperative on customers for whom we provide services to limit greenhouse gas emissions could affect demand for our products and services. Further, scientists have concluded that increasing greenhouse gas concentrations in the atmosphere may produce physical effects, such as increased severity and frequency of storms, droughts, floods and other climate events. Such climate events have the potential to adversely affect our operations or those of our customers, which in turn could have a negative effect on us.

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
General Risk Factors
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
We may also not be able to successfully complete our ongoing integration of the operations, personnel and technology from our acquisitions. Because of their size and complexity, if we fail to complete our integration efforts successfully, we may experience interruptions in our business activities, a decrease in the quality of our services, a deterioration in our employee and customer relationships, and harm to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations. Our integration activities have required significant attention from management, which potentially decreases the time that management may devote to serve existing customers, attract new customers and develop new services and strategies. We may also experience difficulties in combining corporate cultures, maintaining employee morale and retaining key employees. The integration efforts may also impose substantial demands on our operations or other projects. We will have to actively strive to demonstrate to our existing customers that these integrations have not resulted in adverse changes in our standards or business focus. Our acquisitions have involved a significant capital commitment, and the return that we achieve on any capital invested may be less than the return achieved on our other projects or investments. There will be challenges in consolidating and rationalizing information technology platforms and administrative infrastructures. In addition, any delays or increased costs of integrating acquired companies could adversely affect our operations, financial results and liquidity.
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
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
Our principal properties are as follows:

Location	Description of Facility	Segment	Interest
United States:
Tulsa, Oklahoma	Corporate headquarters and regional office	All segments	Leased
Bellingham, Washington	Regional office, fabrication facility and warehouse	Process and Industrial Facilities, Storage and Terminal Solutions	Owned
Broomall, Pennsylvania	Regional office	All segments	Leased
Catoosa, Oklahoma	Fabrication facility, regional offices and warehouses	All segments	Leased & Owned (1)
Columbus, Ohio	Regional office	All segments	Leased
Houston, Texas	Regional offices and warehouse	All segments	Leased & Owned
Norco, California	Regional office and warehouse	Process and Industrial Facilities, Storage and Terminal Solutions	Leased
Orange, California	Fabrication facility, regional office and warehouse	Process and Industrial Facilities, Storage and Terminal Solutions	Leased & Owned
Pittsburgh, Pennsylvania	Regional office	All segments	Leased
Somerset, New Jersey	Regional office and warehouse	Utility and Power Infrastructure, Process and Industrial Facilities	Leased
Temperance, Michigan	Regional office and warehouse	Storage and Terminal Solutions	Owned
Tucson, Arizona	Regional office and warehouse	Process and Industrial Facilities, Storage and Terminal Solutions	Leased
International:
Burlington, Ontario, Canada	Regional office	All segments	Owned
Leduc, Alberta, Canada	Regional office and warehouse	Storage and Terminal Solutions	Leased
Sarnia, Ontario, Canada	Regional office and warehouse	Storage and Terminal Solutions	Owned
Paju-si, Gyeonggi-do, South Korea	Fabrication facility, regional office and warehouse	Storage and Terminal Solutions	Owned
Sydney, New South Wales, Australia	Regional office	Storage and Terminal Solutions	Leased

(1)We constructed certain facilities on land acquired through ground leases with renewal options.

In addition to the locations listed above, we have smaller regional locations and temporary office facilities at numerous customer locations throughout the United States and Canada.

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
Our common stock trades on the NASDAQ Global Select Market under the trading symbol "MTRX". Substantially all of our stockholders maintain their shares in "street name" accounts and are not individually stockholders of record. As of July 31, 2021, there were 20 holders of record of our common stock.
Dividend Policy
We have never paid cash dividends on our common stock and the terms of our Credit Agreement limit dividends to stock dividends only (see Item 8. Financial Statements and Supplementary Data, Note 5 - Debt for more information about our Credit Agreement). Any future dividend payments will depend on the terms of our Credit Agreement, our financial condition, capital requirements and earnings as well as other relevant factors.
Issuer Purchases of Equity Securities
The terms of our Credit Agreement limit share repurchases to $2.5 million per fiscal year provided that that we do not violate our Fixed Charge Coverage Ratio financial covenant. We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. We made no repurchases under the program in the fourth quarter of fiscal 2021 and have no current plans to repurchase stock in the near-term. As of June 30, 2021, there were 1,349,037 shares available for purchase under the Stock Buyback Program.
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
The following graph compares, for the period from June 30, 2016 to June 30, 2021, the cumulative stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Index, the Dow Jones U.S. Heavy Construction Index, and the S&P Construction & Engineering Index. We intend to replace the S&P Construction & Engineering Index with the Dow Jones U.S. Heavy Construction Index beginning in fiscal 2022 to be more consistent with the indexes to which our peers compare themselves.
The graph below assumes an investment of $100 (with reinvestment of all dividends) in our common stock, the NASDAQ Composite Index, the Dow Jones U.S. Heavy Construction Index, and the S&P Construction & Engineering Index on June 30, 2016 and tracks their relative performance through June 30, 2021. The stock price performance reflected in the following graph is not necessarily indicative of future stock performance.

	June 30,
	2016	2017	2018	2019	2020	2021
Matrix Service Company	$100.00	$56.70	$111.28	$122.86	$58.94	$63.67
NASDAQ Composite	$100.00	$128.30	$158.57	$170.91	$216.96	$315.10
S&P Construction & Engineering	$100.00	$110.34	$121.21	$126.69	$128.70	$225.71
Dow Jones US Heavy Construction	$100.00	$106.22	$114.10	$120.55	$104.68	$190.54

Item 6. Selected Financial Data

Selected Financial Data
(In thousands, except percentages and per share data)

	Fiscal Years Ended
	June 30, 2021	June 30, 2020	June 30, 2019	June 30, 2018	June 30, 2017
Revenue	$673,398	$1,100,938	$1,416,680	$1,091,553	$1,197,509
Cost of revenue	640,633	998,762	1,284,729	999,617	1,116,506
Gross profit	32,765	102,176	131,951	91,936	81,003
Gross margin %	4.9%	9.3%	9.3%	8.4%	6.8%
Selling, general and administrative expenses	69,756	86,276	94,021	84,417	76,144
Selling, general and administrative %	10.4%	7.8%	6.6%	7.7%	6.4%
Intangible asset impairments and restructuring costs	6,756	52,525	—	17,998	—
Operating income (loss)	(43,747)	(36,625)	37,930	(10,479)	4,859
Operating income (loss) %	(6.5)%	(3.3)%	2.7%	(1.0)%	0.4%
Net income (loss) attributable to Matrix Service Company	(31,224)	(33,074)	27,982	(11,480)	(183)
Earnings (loss) per share-basic	(1.18)	(1.24)	1.04	(0.43)	(0.01)
Earnings (loss) per share-diluted	(1.18)	(1.24)	1.01	(0.43)	(0.01)
Working capital	137,817	159,213	141,811	118,581	139,654
Total assets	467,556	517,310	633,394	558,033	586,030
Long-term debt	—	9,208	5,347	—	44,682
Capital expenditures	4,354	18,539	19,558	8,711	11,908
Cash flows provided (used) by operations	(2,971)	44,085	41,394	74,671	(18,746)
Backlog	462,561	758,465	1,098,349	1,218,596	682,273

Refer to the Results of Operations section included in Item 7 of this Annual Report on Form 10-K for a discussion of the operating results for the fiscal year ended 2021 in comparison to the fiscal year ended 2020.

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

RESULTS OF OPERATIONS
Change in Reportable Segments
Due to changing markets facing our clients and to better align our financial reporting with our long-term strategic growth areas, we began reporting our financial results under new reportable segments effective July 1, 2020. The new reportable segments along with a description of each are as follows:
•Utility and Power Infrastructure: consists of power delivery services provided to investor owned utilities, including construction of new substations, upgrades of existing substations, transmission and distribution line installations, upgrades and maintenance, as well as emergency and storm restoration services. We also provide construction and maintenance services to a variety of power generation facilities, including natural gas fired facilities in simple or combined cycle configuration and provide engineering, fabrication, and construction services for LNG utility peak shaving facilities.
•Process and Industrial Facilities: primarily serves customers in the downstream and midstream petroleum industries who are engaged in refining crude oil and processing, fractionating, and marketing of natural gas and natural gas liquids. We also serve customers in various other industries such as petrochemical, sulfur, mining and minerals companies engaged primarily in the extraction of non-ferrous metals, aerospace and defense, cement, agriculture, and other industrial customers. Our services include plant maintenance, turnarounds, industrial cleaning services, engineering, fabrication, and capital construction.
•Storage and Terminal Solutions: consists of work related to aboveground storage tanks and terminals. We also include work related to cryogenic and other specialty storage tanks and terminals, including LNG, liquid nitrogen/liquid oxygen, liquid petroleum, hydrogen and other specialty vessels such as spheres in this segment, as well work related to marine structures and truck and rail loading/offloading facilities. Our services include engineering, fabrication, construction, and maintenance and repair, which includes planned and emergency services for both tanks and full terminals. Finally, we offer tank products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.

All prior period segment information has been restated to conform with our new reportable segments. In addition, beginning July 1, 2020, we separately report corporate selling, general and administrative expenses and other corporate expenses that were previously allocated to the segments.

Overview
The majority of the work for all segments is performed in the United States, with 10.2% of revenue generated internationally during fiscal 2021, 7.3% in fiscal 2020 and 3.4% in fiscal 2019. The percentage of revenue generated internationally increased in fiscal 2021 compared to fiscal 2020 and fiscal 2019 due to higher levels of work in Canada.
Significant period to period changes in revenue, gross profits and operating results between fiscal 2021 and fiscal 2020 and fiscal 2020 and fiscal 2019 are discussed below on a consolidated basis and for each segment.

Matrix Service Company
Results of Operations
(In thousands)

	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions	Corporate	Total
Fiscal Year 2021
Consolidated revenue	$210,052	$199,917	$263,429	$—	$673,398
Gross profit	1,506	17,642	13,617	—	32,765
Gross profit %	0.7%	8.8%	5.2%	—%	4.9%
Selling, general and administrative expenses	9,882	14,756	18,644	26,474	69,756
Restructuring costs	1,312	3,807	1,391	246	6,756
Operating loss	(9,688)	(921)	(6,418)	(26,720)	(43,747)
Operating loss %	(4.6)%	(0.5)%	(2.4)%	—%	(6.5)%
Fiscal Year 2020
Consolidated revenue	$212,001	$421,871	$467,066	$—	$1,100,938
Gross profit (loss)	7,081	36,349	61,413	(2,667)	102,176
Gross profit %	3.3%	8.6%	13.1%	—%	9.3%
Selling, general and administrative expenses	10,047	24,266	26,386	25,577	86,276
Intangible asset impairments and restructuring costs	27,625	22,914	1,066	920	52,525
Operating income (loss)	(30,591)	(10,831)	33,961	(29,164)	(36,625)
Operating income (loss) %	(14.4)%	(2.6)%	7.3%	—%	(3.3)%
Variances Fiscal Year 2021 to Fiscal Year 2020 Increase/(Decrease)
Consolidated revenue	$(1,949)	$(221,954)	$(203,637)	$—	$(427,540)
Gross profit	(5,575)	(18,707)	(47,796)	2,667	(69,411)
Selling, general and administrative expenses	(165)	(9,510)	(7,742)	897	(16,520)
Intangible asset impairments and restructuring costs	(26,313)	(19,107)	325	(674)	(45,769)
Operating income (loss)	20,903	9,910	(40,379)	2,444	(7,122)

Matrix Service Company
Results of Operations
(In thousands)

	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions	Corporate	Total
Fiscal Year 2020
Consolidated revenue	$212,001	$421,871	$467,066	$—	$1,100,938
Gross profit (loss)	7,081	36,349	61,413	(2,667)	102,176
Gross profit %	3.3%	8.6%	13.1%	—%	9.3%
Selling, general and administrative expenses	10,047	24,266	26,386	25,577	86,276
Intangible asset impairments and restructuring costs	27,625	22,914	1,066	920	52,525
Operating income (loss)	(30,591)	(10,831)	33,961	(29,164)	(36,625)
Operating income (loss) %	(14.4)%	(2.6)%	7.3%	—%	(3.3)%
Fiscal Year 2019
Consolidated revenue	$249,867	$654,014	$512,799	$—	$1,416,680
Gross profit (loss)	21,161	58,853	54,600	(2,663)	131,951
Gross profit %	8.5%	9.0%	10.6%	—%	9.3%
Selling, general and administrative expenses	9,842	26,932	30,319	26,928	94,021
Operating income (loss)	11,319	31,921	24,281	(29,591)	37,930
Operating income %	4.5%	4.9%	4.7%	—%	2.7%
Variances Fiscal Year 2020 to Fiscal Year 2019 Increase/(Decrease)
Consolidated revenue	$(37,866)	$(232,143)	$(45,733)	$—	$(315,742)
Gross profit (loss)	(14,080)	(22,504)	6,813	(4)	(29,775)
Selling, general and administrative expenses	205	(2,666)	(3,933)	(1,351)	(7,745)
Intangible asset impairments and restructuring costs	27,625	22,914	1,066	920	52,525
Operating income (loss)	(41,910)	(42,752)	9,680	427	(74,555)

Operational Update
Throughout the course of the COVID-19 pandemic, our top priority has been to maintain a safe working environment for all field and office employees, customers and business partners. Our project teams, in coordination with our clients, are monitoring the impact of new variants of COVID-19 and continue to operate under enhanced work processes to protect the health and safety of everyone on our job sites.
Since the beginning of the pandemic we have reduced our cost structure in excess of $60 million, or approximately 25%, with a third of those reductions related to SG&A and the rest related to construction overhead, which is included in cost of revenue in the Consolidated Statements of Income. In order to achieve these cost savings, we incurred $14.0 million of restructuring costs during fiscal 2020 and $6.8 million during fiscal 2021. Despite these significant reductions in construction overhead, our revenue volume in fiscal 2021 did not allow for complete recovery of overhead, which reduced gross margin.
In fiscal 2021, we engaged a third party consultant to help us perform a strategic review of our end markets in support of updating our business strategy and to ensure that our organizational structure is properly designed to support our updated strategy. Based on the preliminary results of this review, we believe there are opportunities for us to be more competitive, which will require organizational and process changes and will likely result in additional restructuring costs. We expect to substantially complete this initiative in fiscal 2022.

In order to more clearly depict our core profitability, the following tables present our operating results after certain adjustments:

Reconciliation of Adjusted Net Income (Loss) and Diluted Earnings (Loss) per Common Share(1)
(In thousands, except per share data)

	Fiscal Years Ended
	June 30, 2021	June 30, 2020	June 30, 2019
Net income (loss), as reported	$(31,224)	$(33,074)	$27,982
Restructuring costs incurred	6,756	14,010	—
Goodwill and intangible asset impairments	—	38,515	—
Tax impact of adjustments and other net tax items	(1,739)	(8,644)	—
Adjusted net income (loss)	$(26,207)	$10,807	$27,982

Loss per fully diluted share, as reported	$(1.18)	$(1.24)	$1.01
Adjusted earnings (loss) per fully diluted share	$(0.99)	$0.40	$1.01

(1)This table presents non-GAAP financial measures of our adjusted net income (loss) and adjusted diluted earnings (loss) per common share for fiscal 2021, 2020 and 2019. The most directly comparable financial measures are net loss and net loss per diluted share, respectively, presented in the Consolidated Statements of Income. We have presented these non-GAAP financial measures because we believe they more clearly depict our core operating results during the periods presented and provide a more comparable measure of our operating results to other companies considered to be in similar businesses. Since adjusted net income (loss) and adjusted diluted earnings (loss) per common share are not measures of performance calculated in accordance with GAAP, they should be considered in addition to, rather than as a substitute for, the most directly comparable GAAP financial measures.

Reconciliation of Net Income (Loss) to Adjusted EBITDA(1)

	Fiscal Years Ended
	June 30, 2021	June 30, 2020	June 30, 2019
	(in thousands)
Net income (loss)	$(31,224)	$(33,074)	$27,982
Goodwill and other intangible asset impairment	—	38,515	—
Restructuring costs	6,756	14,010	—
Stock-based compensation	8,156	9,877	11,908
Interest expense	1,559	1,597	1,296
Provision (benefit) for federal, state and foreign income taxes	(12,039)	(3,570)	10,430
Depreciation and amortization	17,858	19,124	18,224
Adjusted EBITDA	$(8,934)	$46,479	$69,840

(1)This table presents Adjusted EBITDA, which we define as net income (loss) before impairment of goodwill and other intangible assets, restructuring costs, stock-based compensation expense, interest expense, income taxes, depreciation and amortization, because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Consolidated Statements of Income entitled “Net income (loss)” is the most directly comparable GAAP measure to Adjusted EBITDA. Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. Adjusted EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not a measure of our ability to fund our cash needs. As Adjusted EBITDA excludes certain financial information compared with net income (loss), the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Adjusted EBITDA has certain material limitations as follows:

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

•It does not include restructuring costs. Restructuring costs represent material costs that we incurred and are oftentimes cash expenses. Therefore, any measure that excludes restructuring costs has material limitations.

•It does not include stock-based compensation. Stock-based compensation represents material amounts of equity that are awarded to our employees and directors for services rendered. While the expense is non-cash, we release vested shares out of our treasury stock, which has historically been replenished by using cash to periodically repurchase our stock. Therefore, any measure that excludes stock-based compensation has material limitations.

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

Fiscal 2021 Versus Fiscal 2020
Consolidated
Consolidated revenue was $673.4 million for the fiscal year ended June 30, 2021, compared to $1.101 billion in fiscal 2020. On a segment basis, revenue decreased for the Process and Industrial Facilities, Storage and Terminal Solutions, and Utility and Power Infrastructure segments by $222.0 million, $203.7 million, and $1.9 million respectively.
Consolidated gross profit was $32.8 million in fiscal 2021 compared to $102.2 million in fiscal 2020. Gross margin was 4.9% in fiscal 2021 compared to 9.3% in fiscal 2020. Gross margins in fiscal 2021 were negatively impacted by lower than forecasted volume, which led to under recovery of construction overhead costs, lower than previously forecasted margins on large capital projects in the Utility and Power Infrastructure and Storage and Terminal Solutions segments, and an unfavorable settlement on a contract dispute in the Storage and Terminal Solutions segment. Gross margins in fiscal 2020 were the result of strong project execution, offset by the under recovery of construction overhead costs due to lower than anticipated revenue volume, particularly in the fourth quarter as the COVID-19 pandemic began impacting our operations.
Consolidated SG&A expenses were $69.8 million in fiscal 2021 compared to $86.3 million in fiscal 2020. The decrease in fiscal 2021 was primarily attributable to implemented cost reductions.
We recorded non-cash goodwill and other intangible asset impairments of $38.5 million during the second quarter of fiscal 2020. See Item 8. Financial Statements, Note 4 - Goodwill and Other Intangible Assets for more information about the impairments.
As a result of actions taken to reduce our cost structure, we recorded $6.8 million and $14.0 million of restructuring costs in fiscal 2021 and fiscal 2020, respectively. See "Operational Update" in this Results of Operations section and Item 8. Financial Statements and Supplementary Data, Note 14 - Restructuring Costs, for more information.
Interest expense was $1.6 million in fiscal 2021 and fiscal 2020. Interest income was $0.1 million during fiscal 2021 compared to $1.3 million in fiscal 2020. The decrease in interest income was primarily due to lower interest rates in the current period.
Our effective tax rate for fiscal 2021 was 27.8% compared to 9.7% in fiscal 2020. Through provisions in the CARES Act, we have an income tax benefit of $5.2 million from the ability to carryback the fiscal 2021 federal net operating loss to a period with a higher statutory federal income tax rate. The carryback benefit was offset by $2.8 million of valuation allowances on various deferred tax assets and $1.8 million of excess tax expense related to the vesting of stock-based compensation. The effective tax rate for fiscal 2020 was negatively impacted by $3.1 million of valuation allowances placed on deferred tax assets that were created by net operating loss carryforwards and other tax credits primarily in Canada, the non-deductible portion of the goodwill impairments that would have resulted in a $1.8 million reduction of income tax expense, and $1.7 million of other non-deductible expenses. These negative impacts were partially offset by $1.8 million of research and development and other tax credits.
In fiscal 2021 and 2020, net loss was $31.2 million and $33.1 million, respectively; or $1.18 and $1.24 per fully diluted share, respectively.

Utility and Power Infrastructure
Revenue for the Utility and Power Infrastructure segment decreased $1.9 million to $210.1 million in fiscal 2021 compared to $212.0 million in fiscal 2020. The decrease is primarily due lower volume of power delivery and power generation work, partially offset by a higher volume of LNG utility peak shaving work.
The segment gross margin was 0.7% in fiscal 2021 compared to 3.3% in fiscal 2020. Our results of operations in fiscal 2021 were materially impacted by increases in the forecasted costs to complete a large capital project. This project reduced gross profit by $5.8 million in fiscal 2021. The changes in estimate were due to lower than previously forecasted productivity caused by excessive rain at the project site, the continuing impact of COVID-19, and rework which led to higher costs and schedule compression. This project was nearly complete at year-end and we are performing start-up and commissioning work in the first quarter of fiscal 2022. In addition, segment gross margin was negatively impacted by low volume, which led to the under recovery of construction overhead costs. These negative impacts were partially offset by good project execution in the remainder of the segment. The fiscal 2020 segment gross margin was negatively impacted by poor execution in the first and second quarters, including a lower than previously expected margin on a capital project due to costs to remediate faulty equipment designed by a subcontractor. In addition, low volume led to the under recovery of construction overhead costs.
Process and Industrial Facilities
Revenue for the Process and Industrial Facilities segment was $199.9 million in fiscal 2021 compared to $421.9 million in fiscal 2020. The decrease of $222.0 million is primarily due to our strategic exit from the domestic iron and steel industry in the third quarter of fiscal 2020, lower volume of midstream natural gas projects, and the completion of a small number of major capital projects. The decrease was partially offset by an increase in refinery turnaround and maintenance work, primarily in the fourth quarter.
The segment gross margin was 8.8% in fiscal 2021 compared to 8.6% in fiscal 2020. Segment gross margin in fiscal 2021 was positively impacted by strong project execution and the positive impact of a one-time workers' compensation item recorded in the second quarter, but these positive impacts were partially offset by lower revenue volume, which led to the under recovery of construction overhead costs. The fiscal 2020 segment gross margin was supported by good project execution on both capital and repair and maintenance iron and steel projects in the first and second quarters, partially offset by a lower volume of turnaround work, which led to the under recovery of construction overhead costs.
Storage and Terminal Solutions
Revenue for the Storage and Terminal Solutions segment was $263.4 million in fiscal 2021 compared to $467.1 million in fiscal 2020, a decrease of $203.7 million. The decrease in segment revenue is primarily a result of lower volume of crude oil tank and terminal capital work and lower repair and maintenance work.
The segment gross margin was 5.2% in fiscal 2021 compared to 13.1% in fiscal 2020. The fiscal 2021 segment gross margin was negatively impacted by increases in the costs to complete a large crude oil terminal project, partially offset by an increase in the estimated recovery of those costs. During the third quarter, we achieved mechanical completion on the project, demobilized and completed our assessment of unpriced change orders. The project's financial impact for fiscal 2021 was a $3.8 million reduction to gross profit. In addition, a settlement on a contract dispute over the construction of a crude oil terminal negatively impacted gross profit by $2.9 million in the fourth quarter. The settlement resulted in a cash receipt of $8.9 million in the first quarter of fiscal 2022, which enabled us to avoid future legal costs and litigation risk. Fiscal 2021 gross margin was also negatively impacted by low volume, which led to the under recovery of construction overhead costs.
The fiscal 2020 segment gross margin was positively impacted by strong project execution on large capital projects and higher volume than fiscal 2021, which resulted in better recovery of construction overhead costs.

Corporate
Unallocated corporate expenses were $26.7 million during fiscal 2021 compared to $29.2 million in the same period last year. The decrease is primarily attributable to cost reductions we implemented.

Fiscal 2020 Versus Fiscal 2019
Consolidated
Consolidated revenue was $1.101 billion for the fiscal year ended June 30, 2020, compared to $1.417 billion in fiscal 2019. On a segment basis, revenue decreased for the Process and Industrial Facilities, Storage and Terminal Solutions, and Utility and Power Infrastructure segments by $232.1 million, $45.7 million, and $37.9 million, respectively.
Consolidated gross profit was $102.2 million in fiscal 2020 compared to $132.0 million in fiscal 2019. Gross margin was 9.3% in fiscal 2020 and fiscal 2019. Gross margins in fiscal 2020 are the result of strong project execution, offset by the under recovery of construction overhead costs due to lower than anticipated revenue volume, particularly in the fourth quarter. Fiscal 2019 was positively impacted by higher revenue volume, which led to an over recovery of construction overhead costs.
Consolidated SG&A expenses were $86.3 million in fiscal 2020 compared to $94.0 million in fiscal 2019. The decrease in fiscal 2020 was primarily attributable to lower incentive compensation due to weaker operating results in fiscal 2020 and savings from the business improvement plan described in Item 8. Financial Statements, Note 14 - Restructuring Costs.
We recorded non-cash goodwill and other intangible asset impairments of $38.5 million during the second quarter of fiscal 2020. See Item 8. Financial Statements, Note 4 - Goodwill and Other Intangible Assets for more information about the impairments. In addition, we recorded $14.0 million of restructuring costs in the third and fourth quarters of fiscal 2020 due to actions taken under our business improvement plan. See Operational Update in this Results of Operations section and Item 8. Financial Statements, Note 14 - Restructuring Costs, for more information.
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
Our effective tax rate for fiscal 2020 was 9.7% compared to 27.2% in fiscal 2019. The tax benefit for fiscal 2020 was negatively impacted by a $3.1 million of valuation allowances placed on deferred tax assets that were created by net operating loss carryforwards and other tax credits primarily in Canada, the non-deductible portion of the goodwill impairments that would have resulted in a $1.8 million reduction of income tax expense, and $1.7 million of other non-deductible expenses. These negative impacts were partially offset by $1.8 million of research and development and other tax credits. The effective tax rate in fiscal 2019 was negatively impacted by $4.5 million of valuation allowances placed on net operating loss carryforwards and foreign tax credits generated by our branch operations in Canada, and $1.2 million of non-deductible expenses. These negative impacts were largely offset by the reversal of $3.5 million of branch liabilities associated with the valuation allowances placed on our Canadian branch net operating loss carryforwards and foreign tax credits, $2.0 million of research and development and other tax credits and $0.3 million of excess tax benefits related to the vesting of stock-based compensation. A full analysis of our provision for income taxes is included in Item 8. Financial Statements and Supplementary Data, Note 6 - Income Taxes.

In fiscal 2020, net loss was $33.1 million, or $1.24 per fully diluted share, compared to net income of $28.0 million, or $1.01 per fully diluted share, in fiscal 2019.
Utility and Power Infrastructure
Revenue for the Utility and Power Infrastructure segment decreased $37.9 million to $212.0 million in fiscal 2020 compared to $249.9 million in fiscal 2019. The decrease is primarily due to lower volume of power delivery and power generation work. The segment gross margin was 3.3% in fiscal 2020 compared to 8.5% in fiscal 2019. The fiscal 2020 segment gross margin was negatively impacted by poor execution in the first and second quarters and lower volume throughout the year, which led to the under recovery of construction overhead costs. The segment gross margin in fiscal 2019 was positively impacted by strong project execution on power generation package work, partially offset by lower than previously forecasted margins on a limited number of power delivery projects and proceeds from the settlement of a customer dispute that were less than previously anticipated.
Process and Industrial Facilities
Revenue for the Process and Industrial Facilities segment was $421.9 million in fiscal 2020 compared to $654.0 million in fiscal 2019. The decrease of $232.1 million is primarily due to our strategic exit from the domestic iron and steel industry in the third quarter of fiscal 2020, and lower volume of turnaround, refinery maintenance, and thermal vacuum chamber work.

The segment gross margin was 8.6% in fiscal 2020 compared to 9.0% in fiscal 2019. The fiscal 2020 segment gross margin was negatively impacted by sharply lower volume and under recovery of overhead costs during the second half of the year due to the wind down of the domestic iron and steel business. The fiscal 2019 segment gross margin was negatively impacted by a lower than previously forecasted margin on a thermal vacuum chamber project, partially offset by good project execution in the remainder of the segment and higher volume, which led to the over recovery of construction overhead costs.
Storage and Terminal Solutions
Revenue for the Storage and Terminal Solutions segment was $467.1 million in fiscal 2020 compared to $512.8 million in fiscal 2019, a decrease of $45.7 million. The decrease in segment revenue is primarily a result of lower volume of crude oil tank and terminal capital work. The segment gross margin was 13.1% in fiscal 2020 compared to 10.6% in fiscal 2019. The fiscal 2020 segment gross margin was positively impacted by strong project execution on large capital projects. During the first half of fiscal 2019, the segment gross margin was negatively impacted by the wind down of lower margin work awarded in a highly competitive environment and lower than previously forecasted margins on a limited number of those projects.
Corporate
Unallocated corporate expenses were $29.2 million during fiscal 2020 compared to $29.6 million in the same period last year. The decrease is primarily attributable to cost reductions we implemented in the second half of fiscal 2020.

LIQUIDITY AND CAPITAL RESOURCES
Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity as of June 30, 2021 were cash and cash equivalents of $83.9 million and cash flows from operations. On September 9, 2021, we entered into a new Credit Agreement, which had availability of $25.9 million as of the closing date of the agreement. See the "ABL Credit Facility" section below for more information about our new Credit Agreement.
There continues to be significant uncertainty regarding the near- and intermediate-term business impacts from the COVID-19 pandemic and its disruption of our markets. However, we continue to maintain a strong balance sheet, which we believe is sufficient to support our near- to intermediate-term needs. We are taking the following actions:
•strategic review of business processes and organizational structure;
•proactive management of the cost structure and working capital; and
•eliminating all non-critical capital expenditures.
Factors that routinely impact our short-term liquidity and may impact our long-term liquidity include, but are not limited to:

•changes in costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs due to contract terms that determine the timing of billings to customers and the collection of those billings:

◦some cost plus and fixed price customer contracts are billed based on milestones which may require us to incur significant expenditures prior to collections from our customers;

◦some fixed price customer contracts allow for significant upfront billings at the beginning of a project, which temporarily increases liquidity near term;

◦time and material contracts are normally billed in arrears. Therefore, we are routinely required to carry these costs until they can be billed and collected; and

◦some of our large construction projects may require security in the form of letters of credit or significant retentions. The timing of collection of retentions is often uncertain;

•other changes in working capital; and

•capital expenditures.

Other factors that may impact both short and long-term liquidity include:

•contract disputes, which can be significant;

•collection issues, including those caused by weak commodity prices, economic slowdowns or other factors which can lead to credit deterioration of our customers;

•issuances of letters of credit; and

•strategic investments in new operations.

Other factors that may impact long-term liquidity include:

•borrowing constraints under our credit facility and maintaining compliance with all covenants contained in the Credit Agreement;

•acquisitions and disposals of businesses; and

•purchases of shares under our stock buyback program.
Cash Flows Used by Operating Activities
Cash flows used by operating activities for the fiscal year ended June 30, 2021 totaled $3.0 million. Major components of cash flows used by operating activities for the year ending June 30, 2021 are as follows:

Net Cash Used by Operating Activities
(In thousands)

Net loss	$(31,224)
Non-cash expenses	25,352
Deferred income tax	889
Cash effect of changes in operating assets and liabilities	1,552
Other	460
Net cash used by operating activities	$(2,971)

Cash effect of changes in operating assets and liabilities at June 30, 2021 in comparison to June 30, 2020 include the following:
•Accounts receivable, net of credit losses recognized during the period, decreased $11.1 million during fiscal 2021, which increased cash flows from operating activities. The variance is primarily attributable to lower business volume and the timing of billing and collections.

•Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") decreased $28.8 million, which increased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") decreased $8.6 million, which decreased cash flows from operating activities. CIE and BIE balances can experience significant fluctuations based on business volume and the timing of when job costs are incurred and the timing of customer billings and payments.

•Inventories, income taxes receivable, other current assets, operating right-of-use lease assets and other assets increased $21.8 million during fiscal 2021, which decreased cash flows from operating activities. These operating assets can fluctuate based on the timing of inventory builds and draw-downs, accrual and receipt of income taxes receivable, prepayments of certain expenses, leasing activity, business volume, and other timing differences.

•Accounts payable, accrued wages and benefits, accrued insurance, operating lease liabilities and other accrued expenses decreased by $11.7 million during fiscal 2021, which decreased cash flows from operating activities. These operating liabilities can fluctuate based on the timing of vendor payments, accruals, leasing activities, business volume, and other timing differences.

•Other liabilities increased by $3.6 million, which increased cash flows from operating activities. This increase was primarily due to deferred payroll tax associated with the CARES Act. See Part II., Item 8. Financial Statements and Supplementary Data, Note 6 - Income Taxes for more information.

Cash Flows Used for Investing Activities
Investing activities used $2.3 million of cash in the fiscal year ended June 30, 2021 primarily due to $4.4 million of capital expenditures, partially offset by $2.1 million of proceeds from other asset sales. Capital expenditures consisted of $2.4 million for facilities, office equipment and software, and $2.0 million for construction, fabrication, and transportation equipment.

Cash Flows Used by Financing Activities
Financing activities used $12.3 million of cash in the fiscal year ended June 30, 2021 primarily due to the net repayment of $9.8 million on our senior secured revolving credit facility, $1.6 million paid to repurchase our stock for payment of withholding taxes due on equity-based compensation, and $1.3 million paid in fees to amend our former credit agreement.
ABL Credit Facility
On September 9, 2021, we and our primary U.S. and Canada operating subsidiaries entered into an asset-backed credit agreement (the "ABL Facility") as borrowers with Bank of Montreal, as Administrative Agent, Swing-Line Lender, a Letter of Credit Issuer and a Lender. The ABL Facility is guaranteed by substantially all of our remaining U.S. and Canadian subsidiaries. The ABL Facility provides for available borrowings of up to $100.0 million, which may be increased further by an amount not to exceed $15.0 million, subject to certain conditions, including obtaining additional commitments. The ABL Facility is intended to be used for working capital, capital expenditures, issuances of letters of credit and other lawful purposes. Our obligations under the ABL Facility are secured by a first lien on all our assets and the assets of our co-borrowers and guarantors under the ABL Facility.
The maximum amount that we may borrow under the ABL Facility is subject to a borrowing base, which is based on restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. We are required to maintain a minimum of $25.0 million of restricted cash at all times, but such amounts are also included in the borrowing base. At September 9, 2021, availability under the ABL Facility was $25.9 million and there were $43.5 million in letters of credit outstanding. The ABL Facility matures and any outstanding amounts become due and payable on September 9, 2026.
Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, an annual rate of either a base rate (“Base Rate”), CDOR rate or a LIBOR rate, plus an applicable margin. The Base Rate is defined as a fluctuating interest rate equal to the greatest of (i) rate of interest announced by Bank of Montreal from time to time as its prime rate; (ii) the U.S. federal funds rate plus 0.50%, and (iii) LIBOR rate for one month period plus 1.00%. Depending on the amount of average availability, the applicable margin is between 1.00% to 1.50% for Base Rate, which includes either U.S. or Canadian prime rate, and between 2.00% and 2.50% for CDOR and LIBOR rate borrowings. Interest is payable either (i) monthly for Base Rate borrowings or (ii) the last day of the interest period for LIBOR or CDOR rate borrowings, as set forth in the Credit Agreement. The fee for undrawn amounts is 0.25% per annum and is due quarterly.
The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that restrict our ability to sell assets, engage in mergers and acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay cash dividends, issue equity instruments, make distribution or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $15.0 million and (ii) 15.00% of the lesser of (1) the current borrowing base and (2) the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00 must be maintained.
Senior Secured Revolving Credit Facility
The ABL Facility replaced the Fifth Amended and Restated Credit Agreement (the "Prior Credit Agreement"), that was entered into on November 2, 2020, and subsequently amended on May 4, 2021, by and among us and certain foreign subsidiaries, as Borrowers, various subsidiaries of ours, as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Lead Arranger and Sole Book Runner, and the other Lenders party thereto. The Prior Credit Agreement provided for a three-year senior secured revolving credit facility of $200.0 million that expired November 2, 2023.
We had no borrowings and $41.3 million of letters of credit outstanding under the Prior Credit Agreement as of June 30, 2021. We had $9.2 million of borrowings and $34.5 million of letters of credit outstanding under the Prior Credit Agreement as of June 30, 2020.
Each revolving borrowing under the Prior Credit Agreement bore interest at a rate per annum equal to a base rate, plus a margin of 1.00% to 3.50%. The unused credit facility fee was between 0.35% and 0.50% based on the Leverage Ratio as defined in the Prior Credit Agreement.

The Prior Credit Agreement contained customary financial, negative and affirmative covenants and limited our borrowing availability based on our EBITDA, as it was defined in the Prior Credit Agreement. The Prior Credit Agreement also limited our ability to make acquisitions, repurchase shares, make capital expenditures and dispose of assets.
Dividend Policy
We have never paid cash dividends on our common stock and the terms of our Credit Agreement limit dividends to stock dividends only. Any future dividend payments will depend on the terms of our Credit Agreement, our financial condition, capital requirements and earnings as well as other relevant factors.
Treasury Shares
The terms of our Credit Agreement limit share repurchases to $2.5 million per fiscal year provided that that we do not violate our Fixed Charge Coverage Ratio financial covenant. We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. We made no repurchases under the program in the fourth quarter of fiscal 2021 and have no current plans to repurchase stock in the near-term.
As of June 30, 2021, there were 1,349,037 shares available for repurchase under the Stock Buyback Program. We had 1,338,779 treasury shares as of June 30, 2021 and intend to utilize these treasury shares in connection with equity awards under the our stock incentive plans and for sales to the Employee Stock Purchase Plan.
Off-Balance Sheet Arrangements
As of June 30, 2021, the following off-balance sheet arrangements were in place to support our ordinary course obligations:

	Expiration Period
	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years	Total
	(In thousands)
Letters of credit(1)	$41,314	$—	$—	$—	$41,314
Surety bonds	96,268	536	20	—	96,824
Total	$137,582	$536	$20	$—	$138,138

(1)All letters of credit issued under our senior secured revolving credit facility support our workers’ compensation insurance programs or certain construction contracts. The letters of credit that support our workers’ compensation programs are expected to renew annually through the term of our credit facility. The letters of credit that support construction contracts carry expiration dates into calendar year 2022.

Contractual Obligations
Contractual obligations at June 30, 2021 are summarized below:

	Contractual Obligations by Expiration Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(In thousands)
Operating leases	6,548	8,284	6,009	11,224	32,065
Purchase obligations	2,951	3,408	—	—	6,359
Total contractual obligations	$9,499	$11,692	$6,009	$11,224	$38,424

CRITICAL ACCOUNTING POLICIES
Revenue Recognition
General Information about our Contracts with Customers
Our revenue comes from contracts to provide engineering, procurement, fabrication and construction, repair and maintenance and other services. Our engineering, procurement and fabrication and construction services are usually provided in association with capital projects, which are commonly fixed-price contracts that are billed based on project milestones. Our repair and maintenance services typically are cost reimbursable or time and material based contracts and are billed monthly or, for projects of short duration, at the conclusion of the project. The elapsed time from award to completion of performance may exceed one year for capital projects.
Step 1: Contract Identification
We do not recognize revenue unless we have identified a contract with a customer. A contract with a customer exists when it has approval and commitment from both parties, the rights and obligations of the parties are identified, payment terms are identified, the contract has commercial substance, and collectibility is probable. We also evaluate whether a contract should be combined with other contracts and accounted for as a single contract. This evaluation requires judgment and could change the timing of the amount of revenue and profit recorded for a given period.
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
Step 3: Determine Contract Price
After determining the performance obligations in the contract, we determine the contract price. The contract price is the amount of consideration we expect to receive from the customer for completing the performance obligation(s). In a fixed-price contract, the contract price is a single lump-sum amount. In reimbursable and time and materials based contracts, the contract price is determined by the agreed upon rates or reimbursements for time and materials expended in completing the performance obligation(s) in the contract.
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

Step 5: Recognize Revenue as Performance Obligations are Satisfied
We record revenue for contracts with our customers as we satisfy the contracts' performance obligations. We recognize revenue on performance obligations associated with fixed-price contracts for engineering, procurement, fabrication and construction services over time since these services create or enhance assets the customer controls as they are being created or enhanced. We measure progress of satisfying these performance obligations by using the percentage-of-completion method, which is based on costs incurred to date compared to the total estimated costs at completion, since it best depicts the transfer of control of assets being created or enhanced to the customer.
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
Costs incurred may include direct labor, direct materials, subcontractor costs and indirect costs, such as salaries and benefits, supplies and tools, equipment costs and insurance costs. Indirect costs are charged to projects based upon direct costs and overhead allocation rates per dollar of direct costs incurred or direct labor hours worked. Typically, customer contracts will include standard warranties that provide assurance that products and services will function as expected. We do not sell separate warranties.
We have numerous contracts that are in various stages of completion which require estimates to determine the forecasted costs at completion. Due to the nature of the work left to be performed on many of our contracts, the estimation of total cost at completion for fixed-price contracts is complex, subject to many variables and requires significant judgment. Estimates of total cost at completion are made each period and changes in these estimates are accounted for prospectively as cumulative adjustments to revenue recognized in the current period. If estimates of costs to complete fixed-price contracts indicate a loss, a provision is made through a contract write-down for the total loss anticipated.
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
Costs and estimated earnings in excess of billings on uncompleted contracts included revenue for unpriced change orders and claims of $14.6 million at June 30, 2021 and $14.5 million at June 30, 2020. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings. Generally we expect collection of amounts related to unpriced change orders and claims within twelve months. However, customers may not pay these amounts until final resolution of related claims, which may extend beyond one year.

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
We utilize a discounted cash flow analysis, referred to as an income approach, and market multiples, referred to as a market approach, to determine the estimated fair value of our reporting units. For the income approach, significant judgments and assumptions including forecasted project awards, discount rate, anticipated revenue growth rate, gross margins, operating expenses, working capital needs and capital expenditures are inherent in the fair value estimates, which are based on our operating and capital budgets and on our strategic plan. As a result, actual results may differ from the estimates utilized in our income approach. For the market approach, significant judgments and assumptions include the selection of guideline companies, forecasted guideline company EBITDA and our forecasted EBITDA. The use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and could result in the recognition of additional impairment charges in the financial statements. As a test for reasonableness, we also consider the combined fair values of our reporting units to our market capitalization.
We performed our annual goodwill impairment test as of May 31, 2021, which resulted in no impairment. The fiscal 2021 test indicated that four reporting units with a combined total of $37.7 million of goodwill as of June 30, 2021 were at higher risk of future impairment than others. If our view of project opportunities or gross margins deteriorates, particularly for the higher risk reporting units, then we may be required to record a material impairment of goodwill.
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

	Headroom Sensitivity Analysis
	Goodwill as of June 30, 2021 (in thousands)	Baseline Headroom	Headroom if Revenue Growth Rate Declines by 100 Basis Points	Headroom if Gross Margin Declines by 100 Basis Points	Headroom if Discount Rate Increases by 100 Basis Points
Reporting Unit 1	$16,821	40%	33%	23%	30%
Reporting Unit 2	$14,233	6%	1%	-5%	-4%
Reporting Unit 3	$3,946	12%	3%	-52%	-6%
Reporting Unit 4	$2,659	24%	17%	0%	15%
All other reporting units	$22,977	64% to 114%	56% to 105%	10% to 75%	43% to 99%

Income Taxes
We use the asset and liability approach for financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances based on our judgments and estimates are established when necessary to reduce deferred tax assets to the amount expected to be realized in future operating results. We believe that realization of deferred tax assets in excess of the valuation allowance is more likely than not. Our estimates are based on facts and circumstances in existence as well as interpretations of existing tax regulations and laws applied to the facts and circumstances, with the help of professional tax advisors. Therefore, we estimate and provide for amounts of additional income taxes that may be assessed by the various taxing authorities.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
We have subsidiaries with operations in Canada and South Korea, which use the Canadian Dollar and South Korean Won, respectively, as their functional currencies. We also have a subsidiary with operations in Australia, but its functional currency is the U.S. Dollar since its sales are primarily denominated in U.S. Dollars.
Historically, movements in the Canadian Dollar to U.S. Dollar exchange rate have not significantly impacted our results. Also, we do not expect exchange rate fluctuations in our South Korean and Australian operations to materially impact our financial results since these operations represent an insignificant portion of our consolidated revenue and expenses. However, further growth in our Canadian, South Korean and/or Australian operations and/or significant fluctuations in the Canadian Dollar, South Korean Won and/or Australian Dollar to U.S. Dollar exchange rates could impact our financial results in the future.
Management has not entered into derivative instruments to hedge foreign currency risk, but periodically evaluates the materiality of our foreign currency exposure. To mitigate our risk, on occasion we convert Canadian Dollar balances into U.S. Dollars to settle U.S. Dollar amounts owed by our Canadian operations. A 10% unfavorable change in the Canadian Dollar against the U.S. Dollar would not have had a material impact on our financial results for the fiscal year ended June 30, 2021.
Commodity Price Risk
We have no direct commodity exposure, but we do have exposure to materials derived from certain commodities including steel plate, steel pipe, and copper, which are key materials we use. We mitigate these risks primarily by procuring materials upon contract execution to ensure that our purchase price approximates the costs included in the project estimate, and also by negotiating contract escalation clauses to cover unexpected costs due to fluctuations in materials costs.
The ongoing COVID-19 pandemic has resulted in disruptions to global supply chains, which have led to higher prices for some of the materials we need to run our business. We have been proactive with managing our procurement processes to help reduce the impacts of rising materials prices on our business and to help ensure we continue to have the materials we need available. However, rising prices and the potential for materials shortages have interjected additional risk into bidding and executing work profitably.
The timing of normalization of the global supply chains is uncertain and will depend on several factors, including the speed of recovery from the pandemic, producer capacity, the level of imports, worldwide demand, tariffs on imported goods and other market conditions.

Item 8. Financial Statements and Supplementary Data

Financial Statement Schedules
The financial statement schedule is filed as a part of this report under Schedule II – Valuation and Qualifying Accounts for the three fiscal years ended June 30, 2021, June 30, 2020 and June 30, 2019 immediately following Quarterly Financial Data (Unaudited). All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021. In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on this assessment, the Company’s management has concluded that the Company’s internal control over financial reporting as of June 30, 2021 was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021. Deloitte & Touche LLP’s report on the Company’s internal control over financial reporting is included herein.

/s/ John R. Hewitt	/s/ Kevin S. Cavanah
John R. Hewitt	Kevin S. Cavanah
President and Chief Executive Officer	Vice President and Chief Financial Officer

September 13, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
Matrix Service Company

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Matrix Service Company and subsidiaries (the “Company”) as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021 based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2021, of the Company and our report dated September 13, 2021, expressed an unqualified opinion on those financial statements.
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
September 13, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
Matrix Service Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Matrix Service Company and subsidiaries (the "Company") as of June 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders' equity for each of the three years in the period ended June 30, 2021 and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2021 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue – Fixed Price Contracts – Refer to Notes 1 and 2 to the financial statements
Critical Audit Matter Description
The Company enters into contracts with customers to provide engineering, procurement, and fabrication and construction services, usually provided in association with capital projects, which commonly are fixed price contracts and are billed based on project milestones. Revenue on performance obligations associated with fixed price contracts is recognized over time since these services create or enhance assets the customer controls as they are being created or enhanced. The Company measures progress of satisfying these performance obligations by using the percentage-of-completion method, which is based on costs incurred to date compared to the total estimated costs at completion. Due to the nature of work left to be performed on many of the Company’s contracts, the estimation of total cost at completion for fixed price contracts is complex, subject to many variables and requires significant judgment. For the fiscal year ended June 30, 2021, revenue totaled $673.4 million, of which $444.0 million related to fixed price contracts.

Given the significant judgment necessary to estimate total costs at completion for fixed price contracts, auditing these estimates required extensive audit effort due to the volume and complexity of the fixed price contracts and a high degree of auditor judgment when evaluating the results of audit procedures, including the involvement of our capital projects specialists for one selected fixed price contract.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to estimated total costs at completion for fixed price contracts included the following, among others:
•We tested the effectiveness of controls over the recognition of revenue for fixed price contracts, including management’s controls over estimates of total costs at completion.
•We evaluated the appropriateness and consistency of the methods and assumptions used by management to estimate total costs on fixed price contracts.
•We evaluated management’s ability to accurately estimate contract costs by comparing current gross margin to historical gross margin for certain fixed price contracts open and completed during each quarter.
•We selected a sample of fixed price contracts and performed the following:
◦Evaluated gross margin changes over time for each selected contract from bid date to the testing date to evaluate management’s historical and current estimates of total costs at completion.
◦Evaluated management’s ability to estimate total costs at completion for each selected contract by performing corroborating inquiries with the Company’s project managers and personnel involved with the selected contracts, including inquiries related to the timeline to completion and estimates of future costs to complete the contract.
•Selected a sample of estimates of future costs to complete for certain selected fixed price contracts and evaluated management’s estimates of total costs at completion by performing one of the following:
◦Comparing management’s estimates to documents such as management’s work plans, customer purchase orders, third-party invoices from suppliers, and subcontractor agreements.
◦Developing independent estimates of total costs to completion and compared our estimates to management’s estimates. Our independent estimates were based on information such as management’s work plans, customer purchase orders, third-party invoices from suppliers, subcontractor agreements, and similar historical project experience.
•For one selected fixed price contract, we used our capital projects specialists to assist us in evaluating (1) management’s ability to estimate total costs at completion and (2) management’s estimates of total costs at completion.
Goodwill – Certain Reporting Units – Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of management’s estimate of the fair value of each reporting unit to its carrying value. The estimated fair value of each reporting unit was derived primarily by utilizing a discounted cash flow analysis based on the Company’s operating and capital budgets and strategic plan. Significant judgments and assumptions including the revenue growth rate, forecasted gross margins, and discount rate are inherent in the fair value estimates. The use of alternate judgments and/or assumptions could result in a fair value that differs from management’s estimate and could result in the recognition of additional impairment charges in the financial statements. The Company performed its annual goodwill impairment test as of May 31, 2021, which resulted in no impairment. The fiscal 2021 test indicated that four reporting units with a combined total of $37.7 million of goodwill as of June 30, 2021 were at higher risk of future impairment than others because their estimated fair values exceed their carrying values by 6% to 40%. The Company’s total goodwill was $60.6 million as of June 30, 2021.
We identified goodwill for three of the four identified reporting units with a combined total of $35.0 million of goodwill as a critical audit matter because of the significant judgments made by management to estimate the fair values of these reporting units. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the revenue growth rate, forecasted gross margins, and discount rate.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the revenue growth rate, forecasted gross margins, and the discount rate used by management to estimate the fair value of the three identified reporting units included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the three identified reporting units, such as controls related to management’s selection of the revenue growth rate and discount rate and forecasts of gross margins.
•We evaluated management’s ability to accurately forecast the revenue growth rate and future gross margins by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s revenue growth rate and forecasted gross margins by comparing the forecasts to:
◦Historical revenue growth and gross margins.
◦Internal communications to management and the Board of Directors, including other forward estimates prepared or used by management for other accounting estimates.
◦Remaining performance obligations.
◦Information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies and in industry outlooks.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) the discount rate, including testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ DELOITTE & TOUCHE LLP
Tulsa, Oklahoma
September 13, 2021

We have served as the Company's auditor since 2006.

Matrix Service Company
Consolidated Statements of Income
(In thousands, except per share data)

	Fiscal Years Ended
	June 30, 2021	June 30, 2020	June 30, 2019
Revenue	$673,398	$1,100,938	$1,416,680
Cost of revenue	640,633	998,762	1,284,729
Gross profit	32,765	102,176	131,951
Selling, general and administrative expenses	69,756	86,276	94,021
Goodwill and other intangible asset impairment	—	38,515	—
Restructuring costs	6,756	14,010	—
Operating income (loss)	(43,747)	(36,625)	37,930
Other income (expense):
Interest expense	(1,559)	(1,597)	(1,296)
Interest income	126	1,270	1,167
Other	1,917	308	611
Income (loss) before income tax expense	(43,263)	(36,644)	38,412
Provision (benefit) for federal, state and foreign income taxes	(12,039)	(3,570)	10,430
Net income (loss)	$(31,224)	$(33,074)	$27,982
Basic earnings (loss) per common share	$(1.18)	$(1.24)	$1.04
Diluted earnings (loss) per common share	$(1.18)	$(1.24)	$1.01
Weighted average common shares outstanding:
Basic	26,451	26,621	26,891
Diluted	26,451	26,621	27,587

See accompanying notes

Matrix Service Company
Consolidated Statements of Comprehensive Income
(In thousands)

	Fiscal Years Ended
	June 30, 2021	June 30, 2020	June 30, 2019
Net income (loss)	$(31,224)	$(33,074)	$27,982
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss) (net of tax expense (benefit) of $223, $(88) and $27 for the fiscal years ended June 30, 2021, 2020 and 2019, respectively)	1,624	(622)	(340)
Comprehensive income (loss)	$(29,600)	$(33,696)	$27,642

See accompanying notes

Matrix Service Company
Consolidated Balance Sheets
(In thousands)

	June 30, 2021	June 30, 2020
Assets
Current assets:
Cash and cash equivalents	$83,878	$100,036
Accounts receivable, less allowances (2021 - $898; 2020 - $905)	148,030	160,671
Costs and estimated earnings in excess of billings on uncompleted contracts	30,774	59,548
Inventories	7,342	6,460
Income taxes receivable	16,965	3,919
Other current assets	4,230	4,526
Total current assets	291,219	335,160
Property, plant and equipment, at cost:
Land and buildings	41,633	42,695
Construction equipment	94,453	94,154
Transportation equipment	50,510	55,864
Office equipment and software	42,706	39,356
Construction in progress	493	4,427
Total property, plant and equipment - at cost	229,795	236,496
Accumulated depreciation	(160,388)	(155,748)
Property, plant and equipment - net	69,407	80,748
Operating lease right-of-use assets	22,412	21,375
Goodwill	60,636	60,369
Other intangible assets	6,614	8,837
Deferred income taxes	5,295	5,988
Other assets	11,973	4,833
Total assets	$467,556	$517,310
See accompanying notes

Matrix Service Company
Consolidated Balance Sheets (continued)
(In thousands, except share data)

	June 30, 2021	June 30, 2020
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$60,920	$73,094
Billings on uncompleted contracts in excess of costs and estimated earnings	53,832	63,889
Accrued wages and benefits	21,008	16,205
Accrued insurance	6,568	7,301
Operating lease liabilities	5,747	7,568
Other accrued expenses	5,327	7,890
Total current liabilities	153,402	175,947
Deferred income taxes	34	61
Operating lease liabilities	20,771	19,997
Borrowings under senior secured revolving credit facility	—	9,208
Other liabilities	7,810	4,208
Total liabilities	182,017	209,421
Commitments and contingencies
Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of June 30, 2021 and June 30, 2020; 26,549,438 and 26,141,528 shares outstanding as of June 30, 2021 and June 30, 2020	279	279
Additional paid-in capital	137,575	138,966
Retained earnings	175,178	206,402
Accumulated other comprehensive loss	(6,749)	(8,373)
	306,283	337,274
Less treasury stock, at cost — 1,338,779 and 1,746,689 shares as of June 30, 2021 and June 30, 2020	(20,744)	(29,385)
Total stockholders' equity	285,539	307,889
Total liabilities and stockholders’ equity	$467,556	$517,310
See accompanying notes

Matrix Service Company
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Years Ended
	June 30, 2021	June 30, 2020	June 30, 2019
Operating activities:
Net income (loss)	$(31,224)	$(33,074)	$27,982
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities, net of effects from disposals:
Depreciation and amortization	17,858	19,124	18,224
Goodwill and other intangible asset impairment (Note 4)	—	38,515	—
Stock-based compensation expense	8,156	9,877	11,908
Operating lease, fixed asset, and other intangible asset impairments due to restructuring (Note 14)	454	5,215	—
Deferred income tax	889	(3,630)	2,061
Gain on disposal of business (Note 3)	—	—	(427)
Gain on sale of property, plant and equipment	(1,201)	(767)	(854)
Provision for uncollectible accounts	85	1,158	5
Other	460	(7)	701
Changes in operating assets and liabilities increasing (decreasing) cash, net of effects from disposals:
Accounts receivable	11,109	56,603	(15,374)
Costs and estimated earnings in excess of billings on uncompleted contracts	28,774	36,535	(19,809)
Inventories	(882)	1,557	(2,872)
Other assets and liabilities	(21,916)	11,029	(12,246)
Accounts payable	(12,387)	(38,915)	32,651
Billings on uncompleted contracts in excess of costs and estimated earnings	(8,610)	(41,737)	(14,983)
Accrued expenses	5,464	(17,398)	14,427
Net cash provided (used) by operating activities	(2,971)	44,085	41,394
Investing activities:
Capital expenditures	(4,354)	(18,539)	(19,558)
Proceeds from disposal of business (Note 3)	—	—	3,885
Proceeds from asset sales	2,090	1,423	1,225
Net cash used by investing activities	$(2,264)	$(17,116)	$(14,448)
See accompanying notes

Matrix Service Company
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Fiscal Years Ended
	June 30, 2021	June 30, 2020	June 30, 2019
Financing activities:
Advances under senior secured revolving credit facility	$1,125	$18,567	$16,225
Repayments of advances under senior secured revolving credit facility	(10,913)	(14,357)	(10,896)
Payment of debt amendment fees	(1,275)	—	—
Open market purchase of treasury shares	—	(17,045)	(5,190)
Issuances of common stock	349	—	128
Proceeds from issuance of common stock under employee stock purchase plan	299	320	311
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(1,554)	(3,524)	(1,685)
Repayment of principal portion of long-term liability	(355)	—	—
Net cash used by financing activities	(12,324)	(16,039)	(1,107)
Effect of exchange rate changes on cash	1,401	(609)	(181)
Net increase (decrease) in cash and cash equivalents	(16,158)	10,321	25,658
Cash and cash equivalents, beginning of period	100,036	89,715	64,057
Cash and cash equivalents, end of period	$83,878	$100,036	$89,715
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$451	$6,394	$3,309
Interest	$1,834	$2,148	$1,705
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$106	$48	$2,686
See accompanying notes

Matrix Service Company
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances, July 1, 2018	$279	$132,198	$211,494	$(17,717)	$(7,411)	$318,843
Net income	—	—	27,982	—	—	27,982
Other comprehensive loss	—	—	—	—	(340)	(340)
Treasury Shares sold to Employee Stock Purchase Plan (15,812 shares)	—	38	—	273	—	311
Exercise of stock options (12,500 shares)	—	(126)	—	254	—	128
Issuance of deferred shares (314,711 shares)	—	(6,306)	—	6,306	—	—
Treasury shares repurchased to satisfy tax withholding obligations (79,111 shares)	—	—	—	(1,685)	—	(1,685)
Open market purchases of treasury shares (310,532 shares)	—	—	—	(5,190)	—	(5,190)
Stock-based compensation expense	—	11,908	—	—	—	11,908
Balances, June 30, 2019	279	137,712	239,476	(17,759)	(7,751)	351,957
Net loss	—	—	(33,074)	—	—	(33,074)
Other comprehensive loss	—	—	—	—	(622)	(622)
Treasury Shares sold to Employee Stock Purchase Plan (20,733 shares)	—	(19)	—	339	—	320
Issuance of deferred shares (542,279 shares)	—	(8,604)	—	8,604	—	—
Treasury shares repurchased to satisfy tax withholding obligations (181,081 shares)	—	—	—	(3,524)	—	(3,524)
Open market purchases of treasury shares (1,047,606 shares)	—	—	—	(17,045)	—	(17,045)
Stock-based compensation expense	—	9,877	—	—	—	9,877
Balances, June 30, 2020	279	138,966	206,402	(29,385)	(8,373)	307,889
Net loss	—	—	(31,224)	—	—	(31,224)
Other comprehensive income	—	—	—	—	1,624	1,624
Treasury Shares Sold to Employee Stock Purchase Plan (29,171 shares)	—	(207)	—	506	—	299
Exercise of stock options (34,150 shares)	—	(257)	—	606	—	349
Issuance of deferred shares (515,218 shares)	—	(9,083)	—	9,083	—	—
Treasury shares repurchased to satisfy tax withholding obligations (170,629 shares)	—	—	—	(1,554)	—	(1,554)
Stock-based compensation expense	—	8,156	—	—	—	8,156
Balances, June 30, 2021	$279	$137,575	$175,178	$(20,744)	$(6,749)	$285,539
See accompanying notes

Matrix Service Company
Notes to Consolidated Financial Statements
Note 1—Summary of Significant Accounting Policies
Organization and Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Matrix Service Company and its subsidiaries (“Matrix”, the “Company” or “we”, “our”, and “us” are to Matrix Service Company and its subsidiaries), all of which are wholly owned. Intercompany transactions and balances have been eliminated in consolidation.
We operate in the United States, Canada, South Korea and Australia. Our reportable segments are Utility and Power Infrastructure, Process and Industrial Facilities, and Storage and Terminal Solutions.
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
Credit Losses
Adoption of Credit Losses Standard
On June 16, 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, which changed how we account for our allowance for uncollectible accounts. The amendments in this update require a financial asset (or a group of financial assets) to be presented at the net amount expected to be collected. The Consolidated Statements of Income reflect any increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount.
Previous GAAP delays the recognition of the full amount of credit losses until the loss is probable of occurring. The amendments in this update eliminate the probable initial recognition threshold and, instead, reflect our current estimate of all expected credit losses. In addition, current guidance limits the information we may consider in measuring a credit loss to our past events and current conditions. The amendments in this update broaden the information we may consider in developing our expected credit loss estimate to include forecasted information.
We adopted the standard on July 1, 2020 with no material impact to our estimate of the allowance for uncollectible accounts.

Change in Reportable Segments
Due to changing markets facing our clients and to better align our financial reporting with our long-term strategic growth areas, we began reporting our financial results under new reportable segments effective July 1, 2020. The new reportable segments along with a description of each are as follows:
•Utility and Power Infrastructure: consists of power delivery services provided to investor owned utilities, including construction of new substations, upgrades of existing substations, transmission and distribution line installations, upgrades and maintenance, as well as emergency and storm restoration services. We also provide construction and maintenance services to a variety of power generation facilities, including natural gas fired facilities in simple or combined cycle configuration and provide engineering, fabrication, and construction services for LNG utility peak shaving facilities.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
•Process and Industrial Facilities: primarily serves customers in the downstream and midstream petroleum industries who are engaged in refining crude oil and processing, fractionating, and marketing of natural gas and natural gas liquids. We also serve customers in various other industries such as petrochemical, sulfur, mining and minerals companies engaged primarily in the extraction of non-ferrous metals, aerospace and defense, cement, agriculture, and other industrial customers. Our services include plant maintenance, turnarounds, industrial cleaning services, engineering, fabrication, and capital construction.
•Storage and Terminal Solutions: consists of work related to aboveground storage tanks and terminals. We also include work related to cryogenic and other specialty storage tanks and terminals, including LNG, liquid nitrogen/liquid oxygen, liquid petroleum, hydrogen and other specialty vessels such as spheres in this segment, as well work related to marine structures and truck and rail loading/offloading facilities. Our services include engineering, fabrication, construction, and maintenance and repair, which includes planned and emergency services for both tanks and full terminals. Finally, we offer tank products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.

All prior period segment information has been restated to conform with our new reportable segments. In addition, beginning July 1, 2020, we separately report corporate selling, general and administrative expenses and other corporate expenses that were previously allocated to the segments.
Revenue Recognition
General Information about our Contracts with Customers
Our revenue comes from contracts to provide engineering, procurement, fabrication and construction, repair and maintenance and other services. Our engineering, procurement and fabrication and construction services are usually provided in association with capital projects, which are commonly fixed-price contracts that are billed based on project milestones. Our repair and maintenance services typically are cost reimbursable or time and material based contracts and are billed monthly or, for projects of short duration, at the conclusion of the project. The elapsed time from award to completion of performance may exceed one year for capital projects.
Step 1: Contract Identification
We do not recognize revenue unless we have identified a contract with a customer. A contract with a customer exists when it has approval and commitment from both parties, the rights and obligations of the parties are identified, payment terms are identified, the contract has commercial substance, and collectibility is probable. We also evaluate whether a contract should be combined with other contracts and accounted for as a single contract. This evaluation requires judgment and could change the timing of the amount of revenue and profit recorded for a given period.
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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Step 3: Determine Contract Price
After determining the performance obligations in the contract, we determine the contract price. The contract price is the amount of consideration we expect to receive from the customer for completing the performance obligation(s). In a fixed-price contract, the contract price is a single lump-sum amount. In reimbursable and time and materials based contracts, the contract price is determined by the agreed upon rates or reimbursements for time and materials expended in completing the performance obligation(s) in the contract.
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
Step 5: Recognize Revenue as Performance Obligations are Satisfied
We record revenue for contracts with our customers as we satisfy the contracts' performance obligations. We recognize revenue on performance obligations associated with fixed-price contracts for engineering, procurement, fabrication and construction services over time since these services create or enhance assets the customer controls as they are being created or enhanced. We measure progress of satisfying these performance obligations by using the percentage-of-completion method, which is based on costs incurred to date compared to the total estimated costs at completion, since it best depicts the transfer of control of assets being created or enhanced to the customer.
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
Costs incurred may include direct labor, direct materials, subcontractor costs and indirect costs, such as salaries and benefits, supplies and tools, equipment costs and insurance costs. Indirect costs are charged to projects based upon direct costs and overhead allocation rates per dollar of direct costs incurred or direct labor hours worked. Typically, customer contracts will include standard warranties that provide assurance that products and services will function as expected. We do not sell separate warranties.
We have numerous contracts that are in various stages of completion which require estimates to determine the forecasted costs at completion. Due to the nature of the work left to be performed on many of our contracts, the estimation of total cost at completion for fixed-price contracts is complex, subject to many variables and requires significant judgment. Estimates of total cost at completion are made each period and changes in these estimates are accounted for prospectively as cumulative adjustments to revenue recognized in the current period. If estimates of costs to complete fixed-price contracts indicate a loss, a provision is made through a contract write-down for the total loss anticipated.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
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
Cash and Cash Equivalents
We include as cash equivalents all investments with original maturities of three months or less which are readily convertible into cash. We have cash on deposit at June 30, 2021 with banks in the United States, Canada, South Korea and Australia in excess of Federal Deposit Insurance Corporation ("FDIC"), Canada Deposit Insurance Corporation ("CDIC"), Korea Deposit Insurance Corporation ("KDIC") and Financial Claims Scheme ("FCS") protection limits, respectively. The United States Dollar equivalent of Canadian, South Korean and Australian deposits totaled $14.1 million as of June 30, 2021.
Accounts Receivable
Accounts receivable are carried on a gross basis, less the allowance for credit losses. Our customers consist primarily of major integrated oil companies, independent refiners and marketers, power companies, petrochemical companies, pipeline companies, mining companies, contractors and engineering firms. We are exposed to the risk of individual customer defaults or depressed cycles in our customers’ industries. To mitigate this risk many of our contracts require payment as projects progress or advance payment in some circumstances. In addition, in most cases we can place liens against the property, plant or equipment constructed or terminate the contract if a material contract default occurs. We estimate the allowance for credit losses based on existing economic conditions, the financial condition of our customers and the amount and age of past due accounts. Accounts are written off against the allowance for credit losses only after all reasonable collection attempts have been exhausted.
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
Leases
We enter into lease arrangements for real estate, construction equipment and information technology equipment in the normal course of business. We determine if an arrangement is or contains a lease at inception of the arrangement. An arrangement is determined to be a lease if it conveys the right to control the use of identified property and equipment for a period of time in exchange for consideration. Operating lease right-of-use assets are recognized as the present value of future lease payments over the lease term as of the commencement date, plus any lease payments made prior to commencement, and less any lease incentives received. Operating lease liabilities are recognized as the present value of the future lease payments over the lease term as of the commencement date. Operating lease expense is recognized based on the undiscounted future lease payments over the remaining lease term on a straight-line basis. Lease expense related to short-term leases is recognized on a straight-line basis over the lease term.
Determinations with respect to lease term (including any renewals and terminations), incremental borrowing rate used to discount lease payments, variable lease expense and future lease payments require the use of judgment based on the facts and circumstances related to each lease. We consider various factors, including economic incentives, intent, past history and business need, to determine the likelihood that a renewal option will be exercised.
Right-of-use assets are evaluated for impairment in accordance with our policy for impairment of long-lived assets.
Impairment of Long-Lived Assets
We evaluate long-lived assets for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets used in operations may not be recoverable. The determination of whether an impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and, to the extent the carrying value exceeds the fair value of the assets, recording a loss provision.
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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
We utilize a discounted cash flow analysis, referred to as an income approach, and market multiples, referred to as a market approach, to determine the estimated fair value of our reporting units. For the income approach, significant judgments and assumptions including forecasted project awards, discount rate, anticipated revenue growth rate, gross margins, operating expenses, working capital needs and capital expenditures are inherent in the fair value estimates, which are based on our operating and capital budgets and on our strategic plan. As a result, actual results may differ from the estimates utilized in our income approach. For the market approach, significant judgments and assumptions include the selection of guideline companies, forecasted guideline company EBITDA and our forecasted EBITDA. The use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and could result in the recognition of additional impairment charges in the financial statements. As a test for reasonableness, we also consider the combined fair values of our reporting units to our market capitalization.
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
Stock-Based Compensation
We have issued stock options, nonvested deferred share awards and cash-settled restricted share units under our long-term incentive compensation plans. The fair value of these awards is calculated at grant date. The fair value of time-based, nonvested deferred shares and cash-settled restricted share units is the value of our common stock at the grant date. The fair value of market-based nonvested deferred shares is based on several factors, including the probability that the market condition specified in the grant will be achieved, which is calculated using a Monte Carlo model. The fair value of stock options is determined based on the Black-Scholes option pricing model. Cash-settled restricted share units must be settled in cash and are accounted for as liability-type awards and are remeasured at the end of each reporting period at fair value until settlement. For all awards, expense is recognized over the requisite service period with forfeitures recorded as they occur.
Income Taxes
We use the asset and liability approach for financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances based on our judgments and estimates are established when necessary to reduce deferred tax assets to the amount expected to be realized in future operating results. We believe that realization of deferred tax assets in excess of the valuation allowance is more likely than not. Our estimates are based on facts and circumstances in existence as well as interpretations of existing tax regulations and laws applied to the facts and circumstances, with the help of professional tax advisors. Therefore, we estimate and provide for amounts of additional income taxes that may be assessed by the various taxing authorities.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Foreign Currency
The functional currencies of our operations in Canada, South Korea and Australia are the Canadian Dollar, South Korean Won and U.S. Dollar, respectively. The functional currency of our Australian operations is the U.S. Dollar since its sales are primarily denominated in that currency. For subsidiaries with operations using a foreign functional currency, assets and liabilities are translated at the year-end exchange rates and the income statement accounts are translated at average exchange rates throughout the year. Translation gains and losses are reported in Accumulated Other Comprehensive Loss, net of tax, in the Consolidated Statements of Changes in Stockholders’ Equity and in Other Comprehensive Income (Loss) in the Consolidated Statements of Comprehensive Income. Translation gains and losses are reversed from Accumulated Other Comprehensive Income (Loss) and are recognized in current period income in the event we dispose of an entity with accumulated translation gains or losses. Transaction gains and losses are reported as a component of Other income (expense) in the Consolidated Statements of Income.
Note 2 – Revenue
Remaining Performance Obligations
We had $365.6 million of remaining performance obligations yet to be satisfied as of June 30, 2021. We expect to recognize approximately $297.6 million of our remaining performance obligations as revenue within the next twelve months.
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

	June 30, 2021	June 30, 2020	Change
	(In thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$30,774	$59,548	$(28,774)
Billings on uncompleted contracts in excess of costs and estimated earnings	(53,832)	(63,889)	10,057
Net contract liabilities	$(23,058)	$(4,341)	$(18,717)

The difference between the beginning and ending balances of our CIE and BIE primarily results from the timing of revenue recognized relative to its billings. The amount of revenue recognized during the fiscal year ended June 30, 2021 that was included in the prior period BIE balance was $58.6 million. This revenue consists primarily of work performed during the period on contracts with customers that had advance billings.
Progress billings in accounts receivable at June 30, 2021 and June 30, 2020 included retentions to be collected within one year of $19.9 million and $37.3 million, respectively. Contract retentions collectible beyond one year are included in other assets in the Consolidated Balance Sheets and totaled $3.1 million as of June 30, 2021 and $1.6 million as of June 30, 2020.

Disaggregated Revenue
Revenue disaggregated by reportable segment is presented in Note 13 - Segment Information. The following series of tables presents revenue disaggregated by geographic area where the work was performed and by contract type:

Geographic Disaggregation:

	Fiscal Years Ended
	June 30, 2021	June 30, 2020	June 30, 2019
	(In thousands)
United States	$604,739	$1,020,083	$1,367,844
Canada	61,703	70,133	41,410
Other international	6,956	10,722	7,426
Total	$673,398	$1,100,938	$1,416,680

Contract Type Disaggregation:

	Fiscal Years Ended
	June 30, 2021	June 30, 2020	June 30, 2019
	(In thousands)
Fixed-price contracts	$444,042	$685,559	$748,007
Time and materials and other cost reimbursable contracts	229,356	415,379	668,673
Total	$673,398	$1,100,938	$1,416,680

Typically, we assume more risk with fixed-price contracts since increases in cost to perform the work may not be recoverable. However, these types of contracts typically offer higher profits than time and materials and other cost reimbursable contracts when completed at or below the costs originally estimated. The profitability of time and materials and other cost reimbursable contracts is typically lower than fixed-price contracts and is usually less volatile than fixed-price contracts since the profit component is factored into the rates charged for labor, equipment and materials, or is expressed in the contract as a percentage of the reimbursable costs incurred.

Other

Our results of operations in fiscal 2021 were materially impacted by increases in the forecasted costs to complete a large capital project in the Utility and Power Infrastructure segment. The project reduced gross profit by $5.8 million in fiscal 2021. The changes in estimate were due to lower than previously forecasted productivity caused by excessive rain at the project site, the continuing impact of COVID-19, and rework which led to higher costs and schedule compression. This project was nearly complete at year-end and we are performing start-up and commissioning work in the first quarter of fiscal 2022.

During the fourth quarter of fiscal 2021, we reached a settlement on a contract dispute over the construction of a crude oil terminal. The project's financial impact for the fiscal year ended June 30, 2021 was a $2.9 million reduction to gross profit in the Storage and Terminal Solutions segment. The settlement resulted in a cash receipt of $8.9 million in the first quarter of fiscal 2022, which enabled us to avoid future legal costs and litigation risk.

During the third quarter of fiscal 2021, we achieved mechanical completion of a large crude oil terminal project, demobilized from the project site and completed its assessment of additional recovery of unpriced change orders. The project's financial impact for the fiscal year ended June 30, 2021 was a $3.8 million reduction to gross profit in the Storage and Terminal Solutions segment.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Note 3—Disposals
Sale of Process Heating Business
In August 2018, we sold non-core assets associated with a business that marketed process heating equipment for $3.9 million in cash, including $0.2 million of customary final post-closing adjustments paid in October 2018. We recognized a gain of $0.4 million on the sale, which was included in Other in the Consolidated Statements of Income. The revenue and operating results of the business, which were included in the Process and Industrial Facilities segment, were not material.
Note 4—Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions	Total
	(In thousands)
Net balance at June 30, 2018	$31,848	$37,612	$26,702	$96,162
Disposal of business (1)	—	(2,775)	—	(2,775)
Translation adjustment (2)	(8)	5	(16)	(19)
Net balance at June 30, 2019	31,840	34,842	26,686	93,368
Goodwill impairment	(24,900)	(7,981)	—	(32,881)
Translation adjustment (2)	(35)	(15)	(68)	(118)
Net balance at June 30, 2020	6,905	26,846	26,618	60,369
Translation adjustment(2)	79	32	156	267
Net balance at June 30, 2021	$6,984	$26,878	$26,774	$60,636

(1)In August 2018, we disposed of a business that marketed process heating equipment. See Note 3 - Acquisitions and Disposals for more information about the disposal. The business disposed of constituted its own reporting unit and the amount of goodwill written off was all of the goodwill assigned to that reporting unit. None of the goodwill was considered impaired since we recorded a gain on the disposal.
(2)The translation adjustments relate to the periodic translation of Canadian Dollar and South Korean Won denominated goodwill recorded as a part of prior acquisitions in Canada and South Korea, in which the local currency was determined to be the functional currency.

We performed our annual goodwill impairment test as of May 31, 2021, which resulted in no impairment. The fiscal 2021 test indicated that four reporting units with a combined total of $37.7 million of goodwill as of June 30, 2021 were at higher risk of future impairment than others. If our view of project opportunities or gross margins deteriorates, particularly for the higher risk reporting units, then we may be required to record an impairment.
In the second quarter of fiscal 2020, we concluded that a goodwill impairment indicator existed in the Utility and Power Infrastructure segment based on the recent history of depressed gross margins and the second quarter’s downward acceleration of revenue and gross margin. Accordingly, we performed an interim impairment test as of December 31, 2019, reflecting updated revenue and gross margin assumptions, and concluded that the reporting unit's $24.9 million of goodwill was fully impaired. Additionally, we concluded that a goodwill impairment indicator existed for a Process and Industrial Facilities segment reporting unit based on several second quarter events. These events included the deterioration of our relationship with a significant customer in the iron and steel industry in the second quarter. As a result, the customer canceled other previously awarded work and we received no subsequent business from this customer. Accordingly, we performed an interim impairment test as of December 31, 2019 and concluded that the reporting unit's $8.0 million of goodwill was fully impaired.
The estimated fair value of each reporting unit was derived primarily by utilizing a discounted cash flow analysis. The key assumptions used are described in Note 1 - Summary of Significant Accounting Policies.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Other Intangible Assets
In the fourth quarter of fiscal 2020, we fully impaired a customer relationship intangible asset with a net book value of $1.2 million. The customer relationship primarily related to services which were impacted by our performance improvement plan (see Note 14 - Restructuring Costs). As a result, the customer relationship intangible asset was no longer recoverable. As of June 30, 2020, this intangible asset had a remaining useful life of approximately 2 years, a gross carrying amount of $6.3 million and accumulated amortization of $5.1 million. The impairment is included in restructuring costs in the Consolidated Statements of Income.
Also in the fourth quarter of fiscal 2020, we fully impaired a customer relationship intangible asset with a net book value of $0.4 million in connection with the closure of an underperforming operating unit. The closure was part of our performance improvement plan (see Note 14 - Restructuring Costs). As of June 30, 2020, this intangible asset had a remaining useful life of approximately 4 years, a gross carrying amount of $0.9 million and accumulated amortization of $0.5 million. The impairment is included in the restructuring costs caption in the Consolidated Statements of Income.
In the second quarter of fiscal 2020, in connection with the factors disclosed for the Process and Industrial Facilities segment goodwill impairment above, we fully impaired a customer relationship with a net book value of $5.6 million. As of December 31, 2019, this intangible asset had a remaining useful life of 9 years, a gross carrying amount of $9.4 million and accumulated amortization of $3.8 million. The impairment is included within the goodwill and other intangible asset impairment caption in the Consolidated Statements of Income.
Information on the carrying value of other intangible assets is as follows:

		At June 30, 2021
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,483	$(2,031)	$452
Customer based	6 to 15	17,354	(11,192)	6,162
Total other intangible assets		$19,837	$(13,223)	$6,614

		At June 30, 2020
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,579	$(1,956)	$623
Customer based	6 to 15	21,840	(13,626)	8,214
Total other intangible assets		$24,419	$(15,582)	$8,837

Amortization expense totaled $2.3 million, $3.4 million, and $3.3 million in fiscal 2021, 2020, and 2019, respectively.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
We estimate that future amortization of other intangible assets will be as follows (in thousands):

For year ending:
June 30, 2022	$1,819
June 30, 2023	1,729
June 30, 2024	1,415
June 30, 2025	1,096
June 30, 2026	555
Total estimated amortization expense	$6,614

Note 5—Debt
ABL Credit Facility
On September 9, 2021, we and our primary U.S. and Canada operating subsidiaries entered into an asset-backed credit agreement (the "ABL Facility") as borrowers with Bank of Montreal, as Administrative Agent, Swing-Line Lender, a Letter of Credit Issuer and a Lender. The ABL Facility is guaranteed by substantially all of our remaining U.S. and Canadian subsidiaries. The ABL Facility provides for available borrowings of up to $100.0 million, which may be increased further by an amount not to exceed $15.0 million, subject to certain conditions, including obtaining additional commitments. The ABL Facility is intended to be used for working capital, capital expenditures, issuances of letters of credit and other lawful purposes. Our obligations under the ABL Facility are secured by a first lien on all our assets and the assets of our co-borrowers and guarantors under the ABL Facility.
The maximum amount that we may borrow under the ABL Facility is subject to a borrowing base, which is based on restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. We are required to maintain a minimum of $25.0 million of restricted cash at all times, but such amounts are also included in the borrowing base. At September 9, 2021, availability under the ABL Facility was $25.9 million and there were $43.5 million in letters of credit outstanding. The ABL Facility matures and any outstanding amounts become due and payable on September 9, 2026.
Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, an annual rate of either a base rate (“Base Rate”), CDOR rate or a LIBOR rate, plus an applicable margin. The Base Rate is defined as a fluctuating interest rate equal to the greatest of (i) rate of interest announced by Bank of Montreal from time to time as its prime rate; (ii) the U.S. federal funds rate plus 0.50%, and (iii) LIBOR rate for one month period plus 1.00%. Depending on the amount of average availability, the applicable margin is between 1.00% to 1.50% for Base Rate, which includes either U.S. or Canadian prime rate, and between 2.00% and 2.50% for CDOR and LIBOR rate borrowings. Interest is payable either (i) monthly for Base Rate borrowings or (ii) the last day of the interest period for LIBOR or CDOR rate borrowings, as set forth in the Credit Agreement. The fee for undrawn amounts is 0.25% per annum and is due quarterly.
The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that restrict our ability to sell assets, engage in mergers and acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay cash dividends, issue equity instruments, make distribution or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $15.0 million and (ii) 15.00% of the lesser of (1) the current borrowing base and (2) the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00 must be maintained.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Senior Secured Revolving Credit Facility
The ABL Facility replaced the Fifth Amended and Restated Credit Agreement (the "Prior Credit Agreement"), that was entered into on November 2, 2020, and subsequently amended on May 4, 2021, by and among us and certain foreign subsidiaries, as Borrowers, various subsidiaries of ours, as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Lead Arranger and Sole Book Runner, and the other Lenders party thereto. The Prior Credit Agreement provided for a three-year senior secured revolving credit facility of $200.0 million that expired November 2, 2023.
We had no borrowings and $41.3 million of letters of credit outstanding under the Prior Credit Agreement as of June 30, 2021. We had $9.2 million of borrowings and $34.5 million of letters of credit outstanding under the Prior Credit Agreement as of June 30, 2020.
Each revolving borrowing under the Prior Credit Agreement bore interest at a rate per annum equal to a base rate, plus a margin of 1.00% to 3.50%. The unused credit facility fee was between 0.35% and 0.50% based on the Leverage Ratio as defined in the Prior Credit Agreement.
The Prior Credit Agreement contained customary financial, negative and affirmative covenants and limited our borrowing availability based on our EBITDA, as it was defined in the Prior Credit Agreement. The Prior Credit Agreement also limited our ability to make acquisitions, repurchase shares, make capital expenditures and dispose of assets.
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

Through provisions in the CARES Act, we have an income tax benefit of $5.2 million from the ability to carryback the fiscal 2021 federal net operating loss to a period with a higher statutory federal income tax rate. We estimate that we will receive a $13.0 million tax refund in connection with the carryback of the fiscal 2021 net operating loss, which is included in income taxes receivable in the Consolidated Balance Sheets.
We have deferred $11.1 million of U.S. payroll tax as of June 30, 2021 through provisions of the CARES Act. The deferred payroll taxes are included within other accrued expenses and other liabilities in the Consolidated Balance Sheets. We must repay half of the deferred payroll tax by December 31, 2021 and the remainder by December 31, 2022.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Sources of pretax income (loss)

	Fiscal Years Ended
	June 30, 2021	June 30, 2020	June 30, 2019
	(In thousands)
Domestic	$(38,867)	$(32,660)	$46,032
Foreign	(4,396)	(3,984)	(7,620)
Total	$(43,263)	$(36,644)	$38,412

Components of the provision for income tax expense (benefit)

	Fiscal Years Ended
	June 30, 2021	June 30, 2020	June 30, 2019
	(In thousands)
Current:
Federal	$(13,154)	$(376)	$6,085
State	465	412	2,390
Foreign	(239)	23	(97)
	(12,928)	59	8,378
Deferred:
Federal	774	(5,000)	(528)
State	(291)	(1,091)	451
Foreign	406	2,462	2,129
	889	(3,629)	2,052
	$(12,039)	$(3,570)	$10,430

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Reconciliation between the expected income tax provision applying the domestic federal statutory tax rate and the reported income tax provision

	Fiscal Years Ended
	June 30, 2021	June 30, 2020	June 30, 2019
	(In thousands)
Expected provision (benefit) for federal income taxes at the statutory rate	$(9,085)	$(7,695)	$8,067
State income taxes, net of federal benefit	(1,240)	(768)	2,288
Impairment of non-deductible goodwill(1)	—	1,813	—
Charges without tax benefit	961	1,707	1,233
Change in valuation allowance(2)	2,797	3,062	4,512
Reversal of branch liability(2)	—	—	(3,546)
Excess tax expense (benefit) on stock-based compensation	1,826	230	(296)
Research and development and other tax credits	(1,707)	(1,724)	(1,972)
Foreign tax differential	(96)	(132)	(248)
Federal rate differential net operating loss carryback(3)	(5,223)	—	—
Change in uncertain tax positions	(7)	20	22
Other	(265)	(83)	370
Provision (benefit) for federal, state and foreign income taxes	$(12,039)	$(3,570)	$10,430

(1)In fiscal 2020, we impaired $32.9 million of goodwill, which included $8.6 million of non-deductible goodwill. See Note 4 - Goodwill and Other Intangible Assets for more information about the impairments.
(2)In fiscal 2021, we placed $2.8 million of valuation allowances, including $1.5 million on certain state net operating loss carryforwards due to a recent history of cumulative losses for a subsidiary. In fiscal 2020, we placed $3.1 million of valuation allowances on net operating loss carryforwards and foreign tax credits primarily related to Canada. In fiscal 2019, we placed $4.5 million of valuation allowances on net operating loss carryforwards and foreign tax credits generated by branch operations in Canada, which will likely not be utilized prior to their expiration. These valuation allowances were largely offset by the reversal $3.5 million of branch liabilities associated with the Canadian net operating loss carryforwards and foreign tax credits.
(3)Relates to fiscal 2021 net operating losses carried back under provisions of the CARES Act to fiscal years 2016 and 2017 which had a 35% federal tax rate.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Significant components of our deferred tax assets and liabilities

	June 30, 2021	June 30, 2020
	(In thousands)
Deferred tax assets:
Warranty reserve	$206	$206
Bad debt reserve	231	233
Paid-time-off accrual	747	669
Insurance reserve	1,229	1,221
Legal reserve	146	207
Net operating loss benefit and credit carryforwards	14,966	10,354
Valuation allowance	(11,104)	(7,763)
Accrued compensation and pension	690	1,447
Prepaid insurance	27	—
Stock compensation expense on nonvested deferred shares	1,895	3,231
Accrued losses	64	96
Restructuring reserve	725	1,381
Book over tax amortization	3,765	5,195
Deferred FICA	1,920	—
Foreign currency translation and other	665	843
Total deferred tax assets	16,172	17,320
Deferred tax liabilities:
Tax over book depreciation	10,315	11,313
Branch future liability	—	74
Receivable holdbacks and other	596	6
Total deferred tax liabilities	10,911	11,393
Net deferred tax asset	$5,261	$5,927

As reported in the Consolidated Balance Sheets:

	June 30, 2021	June 30, 2020
	(In thousands)
Deferred income tax assets	5,295	5,988
Deferred income tax liabilities	(34)	(61)
Net deferred tax asset	5,261	$5,927

Operating loss and tax credit carryforwards
We have state net operating loss carryforwards, state tax credit carryforwards, federal foreign tax credit carryforwards, foreign net operating loss carryforwards and foreign tax credit carryforwards.  The valuation allowance at June 30, 2021 and June 30, 2020 reduces the recognized tax benefit of these carryforwards to an amount that is more likely than not to be realized.  These carryforwards will generally expire as shown below:

Operating Loss Carryforwards	Expiration Period	Amount (in thousands)
State net operating losses	June 2025 to indefinite	$57,786
Foreign net operating losses	June 2029 to June 2041	$33,242

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Tax Credit Carryforwards	Expiration Period	Amount (in thousands)
State tax credits	June 2033 to indefinite	$578
Federal tax credits	June 2041	$1,087
Federal foreign tax credits	June 2023 to June 2025	$655
Foreign tax credits	June 2035 to June 2041	$687

Other
In general, it is our practice and intention to reinvest the earnings of our foreign subsidiaries in our foreign operations. We do not provide for outside basis differences under the indefinite reinvestment assertion of ASC 740-30.
We file tax returns in multiple domestic and foreign taxing jurisdictions. With a few exceptions, we are no longer subject to examination by taxing authorities through fiscal 2016. At June 30, 2021, we updated our evaluation of our open tax years in all known jurisdictions. As of June 30, 2021, we have a $0.3 million liability for unrecognized tax positions and the payment of related interest and penalties. We treat the related interest and penalties as income tax expense. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.
Note 7—Commitments and Contingencies
Insurance Reserves
We maintain insurance coverage for various aspects of our operations. However, exposure to potential losses is retained through the use of deductibles, self-insured retentions and coverage limits.
Typically our contracts require us to indemnify our customers for injury, damage or loss arising from the performance of our services and provide warranties for materials and workmanship. We may also be required to name the customer as an additional insured up to the limits of insurance available, or we may be required to purchase special insurance policies or surety bonds for specific customers or provide letters of credit in lieu of bonds to satisfy performance and financial guarantees on some projects. We maintain a performance and payment bonding line sufficient to support the business. We generally require our subcontractors to indemnify us and our customer and name us as an additional insured for activities arising out of the subcontractors’ work. We also require certain subcontractors to provide additional insurance policies, including surety bonds in favor of us, to secure the subcontractors’ work or as required by the subcontract.
There can be no assurance that our insurance and the additional insurance coverage provided by our subcontractors will fully protect us against a valid claim or loss under the contracts with our customers.
Unpriced Change Orders and Claims
As of June 30, 2021 and June 30, 2020, costs and estimated earnings in excess of billings on uncompleted contracts included revenue for unpriced change orders and claims of $14.6 million and $14.5 million, respectively. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings. Generally we expect collection of amounts related to unpriced change orders and claims within twelve months. However, customers may not pay these amounts until final resolution of related claims, which may extend beyond one year.
Other
During the fourth quarter of fiscal 2021, we settled a contract dispute over the construction of a crude oil terminal, which resulted in a reduction of gross profit of $2.9 million. The settlement resulted in a cash receipt of $8.9 million in the first quarter of fiscal 2022, which enabled us to avoid future legal costs and litigation risk.
During the third quarter of fiscal 2020, we commenced litigation in an effort to collect accounts receivable from an iron and steel customer following the deterioration of the relationship in the second quarter of fiscal 2020. The unpaid receivable balance at June 30, 2021 was $17.0 million. Litigation is unpredictable, however, based on the terms of the contract with this customer, we believe we are entitled to collect the full amount owed under the contract.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
We and our subsidiaries are participants in various legal actions. It is the opinion of management that none of the other known legal actions, including a contract dispute with a customer involving the construction of a crude terminal, will have a material impact on our financial position, results of operations or liquidity.
Note 8— Leases
We enter into lease arrangements for real estate, construction equipment and information technology equipment in the normal course of business. Real estate leases accounted for approximately 94% of all right-of-use assets as of June 30, 2021. Most real estate and information technology equipment leases generally have fixed payments that follow an agreed upon payment schedule and have remaining lease terms ranging from less than a year to 15 years. Construction equipment leases generally have "month-to-month" lease terms that automatically renew as long as the equipment remains in use.

We recorded $0.5 million of impairments to right-of-use assets related to leased office space that was closed in connection with our restructuring activities, see Note 14 – Restructuring Costs for additional information.

The components of lease expense in the Consolidated Statements of Income are as follows:

		Fiscal Years Ended
		June 30, 2021	June 30, 2020
Lease expense	Location of Expense in Consolidated Statements of Income	(in thousands)
Operating lease expense	Cost of revenue and selling, general and administrative expenses	$8,386	$12,274
Short-term lease expense(1)	Cost of revenue	25,912	37,371
Total lease expense		$34,298	$49,645

(1)Primarily represents the lease expense of construction equipment that is subject to month-to-month rental agreements with expected rental durations of less than one year.

The future undiscounted lease payments, as reconciled to the discounted operating lease liabilities presented in our Consolidated Balance Sheets, were as follows:

June 30, 2021
Maturity Analysis:	(in thousands)
Fiscal 2022	$6,548
Fiscal 2023	4,684
Fiscal 2024	3,600
Fiscal 2025	3,143
Fiscal 2026	2,866
Thereafter	11,224
Total future operating lease payments	32,065
Imputed interest	(5,547)
Net present value of future lease payments	26,518
Less: current portion of operating lease liabilities	5,747
Non-current operating lease liabilities	$20,771

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
The following is a summary of the weighted average remaining operating lease term and weighted average discount rate as of June 30, 2021:

Weighted-average remaining lease term (in years)	7.3 years
Weighted-average discount rate	5.3%

Supplemental cash flow information related to leases is as follows:

Fiscal Year Ended
June 30, 2021
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease payments	$9,922
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$8,342
Note 9—Stockholders’ Equity
Preferred Stock
We have 5.0 million shares of preferred stock authorized, none of which was issued or outstanding at June 30, 2021 or June 30, 2020.
Treasury Shares
The terms of our Credit Agreement limit share repurchases to $2.5 million per fiscal year provided that that we do not violate our Fixed Charge Coverage Ratio financial covenant (see Note 5 - Debt for more information about our Credit Agreement). We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. We made no repurchases under the program in fiscal 2021 and have no current plans to repurchase stock in the near-term. There were 1,349,037 shares available for repurchase under the November 2018 Program as of June 30, 2021.
In addition to the stock buyback program, we may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. We withheld 170,629 and 181,081 shares of common stock during fiscal 2021 and 2020, respectively, to satisfy these obligations. These shares were returned to our pool of treasury shares. We have 1,338,779 treasury shares as of June 30, 2021 and intend to utilize these treasury shares in connection with equity awards under our incentive plans and for sales to the Employee Stock Purchase Plan.

Note 10—Stock-Based Compensation
Total stock-based compensation expense for the fiscal years ended June 30, 2021, June 30, 2020, and June 30, 2019 was $8.2 million, $9.9 million and $11.9 million, respectively. Measured but unrecognized stock-based compensation expense at June 30, 2021 was $8.6 million, all of which related to nonvested deferred shares which are expected to be recognized as expense over a weighted average period of 1.6 years. We recognized excess tax expense of $1.8 million and $0.2 million related to stock-based compensation vesting for the fiscal years ended June 30, 2021 and 2020, respectively. We recognized excess tax benefits of $0.3 million for the fiscal year ended June 30, 2019 related to stock-based compensation vesting.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Plan Information
In November 2020, our stockholders approved the Matrix Service Company 2020 Stock and Incentive Compensation Plan (the "2020 Plan"), which provides stock-based and cash-based incentives for officers, directors and other key employees. Stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares and cash-based awards can be issued under this plan. Upon approval of the 2020 Plan, the 2018 Stock and Incentive Compensation Plan ("2018 Plan") was frozen with the exception of normal vesting and other activity associated with awards previously granted under the 2018 Plan. The 2018 Plan was preceded by the 2016 Stock Incentive Plan ("2016 Plan"), which was frozen upon approval of the 2018 Plan with the exception of normal vesting, forfeiture and other activity associated with awards previously granted under the 2016 Plan. Shares awarded under either the 2018 Plan or 2016 Plan that are subsequently forfeited or net settled for tax withholding purposes are returned to the treasury share pool and become available for grant under the 2020 Plan. The 2016 Plan was preceded by the 2012 Stock Incentive Plan ("2012 Plan") and the 2004 Stock Incentive Plan ("2004 Plan"), which were frozen upon approval of the 2016 Plan and 2012 Plan, respectively, with the exception of normal vesting, forfeiture and other activity associated with awards previously granted under the 2012 Plan and 2004 Plan. There are no outstanding awards under the 2012 Plan, but there were stock option awards outstanding under the 2004 Plan as of June 30, 2021 - see Stock Options section below.
Awards totaling 1,725,000 shares have been authorized under the 2020 Plan. There were 1,769,487 shares available for grant under the 2020 Plan as of June 30, 2021.
Stock Options
Stock options are granted at the market value of our common stock on the grant date and expire after 10 years. Our policy is to issue shares upon the exercise of stock options from its treasury shares, if available. We did not award any new stock options in fiscal years 2021, 2020, or 2019. The options outstanding as of June 30, 2021 expire on November 17, 2021.
Stock option activity and related information for the fiscal year ended June 30, 2021 is as follows:

	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Aggregate Intrinsic Value
		(Years)		(In thousands)
Outstanding at June 30, 2020	53,700	1.4	$10.19	$—
Granted	—		—	—
Exercised	(34,150)		$10.19	82
Canceled	—		—	—
Outstanding at June 30, 2021	19,550	0.4	$10.19	$6
Vested at June 30, 2021	19,550	0.4	$10.19	$6
Exercisable at June 30, 2021	19,550	0.4	$10.19	$6

The total intrinsic value of stock options exercised was $0.1 million during fiscal year 2021 and fiscal 2019. No stock options were exercised in fiscal 2020.
Nonvested Deferred Shares
We have issued nonvested deferred shares under the following types of arrangements:

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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
•Market-based awards—These awards are in the form of performance units which vest 3 years after the grant date only if our common stock achieves certain levels of total shareholder return when compared to the total shareholder return of a peer group of companies as selected by the Compensation Committee of the Board of Directors. The payout can range from zero to 200% of the original award depending on the Company's relative total shareholder return during the performance period. These awards are settled in stock. As of June 30, 2021, there are approximately 147,000, 174,000, and 369,000 performance units that are scheduled to vest in fiscal 2022, fiscal 2023, and fiscal 2024, respectively, assuming target performance.
All awards under the 2020 Plan vest upon the death or disability of the participant or upon a change of control of the Company, provided that the successor company fails to assume or replace the awards in connection with that change of control event. If the successor company does assume the awards, then vesting of the awards will be accelerated in the event of an involuntary termination or other material adverse event that occurs in connection with or following the change of control. All awards prior to the 2020 Plan vest upon the death or disability of the participant or upon a change of control of the Company.
The grant date fair value of the time-based awards is determined by the market value of our common stock on the grant date. The grant date fair value of stock options is determined based on the Black-Scholes option pricing model. The grant date fair value of the market-based awards is calculated using a Monte Carlo model. For the fiscal 2021 grant, the model estimated the fair value of the award based on approximately 100,000 simulations of the future prices of our common stock compared to the future prices of the common stock of its peer companies based on historical volatilities. The model also took into account the expected dividends over the performance period of those peer companies which pay cash dividends.
Nonvested deferred share activity for the fiscal year ended June 30, 2021 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested shares at June 30, 2020	1,234,918	$20.89
Shares granted	665,597	$10.60
Performance shares earned in excess of target	15,314	$—
Shares vested and released	(515,218)	$16.99
Shares canceled	(119,904)	$20.67
Nonvested shares at June 30, 2021	1,280,707	$17.07

There were 490,322 and 602,148 deferred shares granted in fiscal 2020 and 2019 with average grant date fair values of $21.79 and $25.10 per share, respectively. There were 542,279 and 314,711 deferred shares that vested and were released in fiscal 2020 and 2019 with weighted average fair values of $19.43 and $16.23 per share, respectively.
Cash-Settled Restricted Share Units
In fiscal 2021, we granted 238,848 cash-settled restricted share units with a grant date fair value of $2.3 million. No cash-settled restricted share units were granted in fiscal years 2020 and 2019 and no settlements have occurred. The grant date fair value of these awards is based on the price of our common stock and the number of shares awarded on the date of grant. The award must be settled in cash and is accounted for as a liability-type award. The expense is recognized over the requisite service period with remeasurement at the end of each reporting period at fair value until settlement. The requisite service period is based on the vesting provisions of the awards which generally occur in four equal annual installments beginning one year after the grant date. These awards contain the same retirement provisions described for time-based awards in the nonvested deferred shares section above. We recognized $1.0 million of expense in fiscal 2021 for cash-settled restricted share units, which was included in selling, general and administrative expenses and cost of revenue in the Consolidated Statements of Income. As of June 30, 2021, the liability for cash-settled restricted share units was $1.0 million and is included in accrued wages and benefits in the Consolidated Balance Sheets.

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

The computation of basic and diluted EPS is as follows:

	Fiscal Years Ended
	June 30, 2021	June 30, 2020	June 30, 2019
	(In thousands, except per share data)
Basic EPS:
Net income (loss)	$(31,224)	$(33,074)	$27,982
Weighted average shares outstanding	26,451	26,621	26,891
Basic earnings (loss) per share	$(1.18)	$(1.24)	$1.04
Diluted EPS:
Weighted average shares outstanding—basic	26,451	26,621	26,891
Dilutive stock options	—	—	28
Dilutive nonvested deferred shares	—	—	668
Diluted weighted average shares	26,451	26,621	27,587
Diluted earnings (loss) per share	$(1.18)	$(1.24)	$1.01

The following securities are considered antidilutive and have been excluded from the calculation of diluted earnings (loss) per share:

	Fiscal Years Ended
	June 30, 2021	June 30, 2020	June 30, 2019
	(In thousands of shares)
Stock options	3	19	—
Nonvested deferred shares	399	662	160
Total antidilutive securities	402	681	160

Note 12—Employee Benefit Plans
Defined Contribution Plans
We sponsor defined contribution savings plans for all eligible employees meeting length of service requirements. Under the primary plan, participants may contribute an amount up to 25% of pretax annual compensation subject to certain limitations. We match 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. Our matching contributions vest immediately.
Our matching contributions were $5.4 million in the fiscal year ended June 30, 2021, and $6.2 million in each of the fiscal years ended June 30, 2020 and June 30, 2019.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Multiemployer Pension Plans
We contribute to a number of multiemployer defined benefit pension plans in the U.S. and Canada under the terms of collective-bargaining agreements that cover our union-represented employees, who are represented by more than 90 local unions. The related collective-bargaining agreements between those organizations and us, which specify the rate at which we must contribute to the multi-employer defined pension plan, expire at different times between 2021 and 2024. Benefits under these plans are generally based on compensation levels and years of service.
For us, the financial risks of participating in multiemployer plans are different from single-employer plans in the following respects:
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
Our participation in significant plans for the fiscal year ended June 30, 2021 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number. The zone status is based on the latest information that the Company received from the plan and is certified by the plan’s actuary. Plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are generally less than 80 percent funded, and plans in the green zone are generally at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Surcharge Imposed” column includes plans in a red zone status that require a payment of a surcharge in excess of regular contributions. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending or Implemented	Company Contributions Fiscal Year			Surcharge Imposed
		2021	2020		2021	2020	2019
					(In thousands)
Boilermaker-Blacksmith National Pension Trust	48-6168020/001	Yellow	Yellow	Implemented	$4,003	$6,634	$12,434	No
Joint Pension Fund Local Union 164 IBEW	22-6031199/001	Described below (1)	Described below (1)	Implemented	1,958	1,560	2,180	No
Joint Pension Fund of Local Union No 102 IBEW	22-1615726/001	Described below (1)	Green	NA	1,341	1,227	1,610	No
IBEW Local 456 Pension Plan	22-6238995/001	Green	Green	NA	595	427	574	No
Local 351 IBEW Pension Plan	22-3417366/001	Described below (1)	Green	NA	479	1,709	2,025	No
Steamfitters Local Union No 420 Pension Plan	23-2004424/001	Described below (1)	Red	Implemented	442	1,523	639	Yes
IBEW Local Union 98 Pension Plan	23-1990722/001	Red	Red	Implemented	195	352	828	Yes
Indiana Laborers Pension Fund	35-6027150/001	Described below (1)	Green	NA	20	1,604	3,349	No
Iron Workers Mid-America Pension Plan, Local 395	36-6488227/001	Described below (1)	Green	NA	—	840	2,596	No
Pipefitters Retirement Fund, Local 597	62-6105084/001	Green	Green	NA	—	835	3,469	No
Iron Workers Pension Plan of Western Pennsylvania, Local 3	25-1283169/001	Described below (1)	Described below (1)	Implemented	—	500	2,317	No
Iron Workers Pension Plan, Local 55	34-6682351/001	Described below (1)	Green	NA	—	2,951	4,333	No
National Electrical Benefit Fund, IBEW locals 71, 126, 488, and 1319	53-0181657/001	Described below (1)	Green	NA	1,865	2,674	5,893	No
Connecticut Plumbers and Pipefitters Pension Fund, Local 777	06-6050353/001	Green	Green	NA	—	—	3,307	No
Northwestern Ohio Plumbers and Pipefitters Pension, Local 50	34-6502487/001	Described below (1)	Green	NA	—	2,504	1,161	No
Ohio Carpenters' Pension Fund, Locals 1090 and 351	34-6574360/001	Described below (1)	Red	Implemented	—	3,042	2,962	Yes
IBEW Local 654 Pension Plan	23-6538183/001	Described below (1)	Green	NA	818	1,021	1,006	No
		Contributions to other multiemployer plans			3,653	8,000	13,703
		Total contributions made			$15,369	$37,403	$64,386

(1)For the Local 164 IBEW Pension Plan, Local IBEW 102 IBEW Pension Plan, Local 351 IBEW Pension Plan, Steamfitters Local Union No. 420 Pension Plan, Indiana Laborers Pension Fund, Local 395 Iron Workers Mid-America Pension Plan, Local 3 Iron Workers Pension Plan of Western Pennsylvania, Iron Workers Pension Plan Local 55, National Electrical Benefit Fund for Locals 71/126/488/1319, Local 777 Connecticut Plumbers and Pipefitters Pension Fund, Local 50 Northwestern Ohio Plumbers and Pipefitters Pension, and Local 654 IBEW Pension Plan, we have not received a funding notification that covers our fiscal year 2021 during the preparation of this Form 10-K. For Local 164 IBEW Pension Plan and Local 3 Iron Workers Pension Plan of Western Pennsylvania, we have not received a funding notification that covers our fiscal year 2020 either. Under Federal pension law, if a multiemployer pension plan is determined to be in critical or endangered status, the plan must provide notice of this status to participants, beneficiaries, the bargaining parties, the Pension Benefit Guaranty Corporation, and the Department of Labor. We also observed that these plans have not submitted any Critical or Endangered Status Notices to the Department of Labor for calendar years that we have not received notification. The Critical or Endangered Status Notices can be accessed at https://www.dol.gov/agencies/ebsa/about-ebsa/our-activities/public-disclosure/2021-funding-status-notices#2020-c-and-d.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Employee Stock Purchase Plan
The Matrix Service Company 2011 Employee Stock Purchase Plan (“ESPP”) was effective January 1, 2011. The ESPP allows employees to purchase shares through payroll deductions and members of the Board of Directors to purchase shares from amounts withheld from their cash retainers. Share purchases are limited to an aggregate market value of no greater than $60,000 per calendar year per participant and are purchased from us at the current market value with no discount to the participant. Contributions are with after tax earnings and are accumulated in non-interest bearing accounts for quarterly purchases of company stock. Upon the purchase of shares, the participants receive all stockholder rights including dividend and voting rights, and are permitted to sell their shares at any time. We have made 1,000,000 shares available under the ESPP. The ESPP can be terminated at any time at the discretion of the Board of Directors and will automatically terminate once the plan shares are exhausted. Shares are issued from Treasury Stock under the ESPP. There were 29,171 shares issued in fiscal 2021, 20,733 shares in fiscal 2020, and 15,812 shares in fiscal 2019.
Note 13—Segment Information
Due to changing markets facing our clients and to better align our financial reporting with our long-term strategic growth areas, we began reporting our financial results under new reportable segments effective July 1, 2020. The new reportable segments along with a description of each are as follows:
•Utility and Power Infrastructure: consists of power delivery services provided to investor owned utilities, including construction of new substations, upgrades of existing substations, transmission and distribution line installations, upgrades and maintenance, as well as emergency and storm restoration services. We also provide construction and maintenance services to a variety of power generation facilities, including natural gas fired facilities in simple or combined cycle configuration and provide engineering, fabrication, and construction services for LNG utility peak shaving facilities.
•Process and Industrial Facilities: primarily serves customers in the downstream and midstream petroleum industries who are engaged in refining crude oil and processing, fractionating, and marketing of natural gas and natural gas liquids. We also serve customers in various other industries such as petrochemical, sulfur, mining and minerals companies engaged primarily in the extraction of non-ferrous metals, aerospace and defense, cement, agriculture, and other industrial customers. Our services include plant maintenance, turnarounds, industrial cleaning services, engineering, fabrication, and capital construction.
•Storage and Terminal Solutions: consists of work related to aboveground storage tanks and terminals. We also include work related to cryogenic and other specialty storage tanks and terminals, including LNG, liquid nitrogen/liquid oxygen, liquid petroleum, hydrogen and other specialty vessels such as spheres in this segment, as well work related to marine structures and truck and rail loading/offloading facilities. Our services include engineering, fabrication, construction, and maintenance and repair, which includes planned and emergency services for both tanks and full terminals. Finally, we offer tank products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.

All prior period segment information has been restated to conform with our new reportable segments. In addition, beginning July 1, 2020, we separately report corporate selling, general and administrative expenses and other corporate expenses that were previously allocated to the segments.

We evaluate performance and allocate resources based on operating income. We record intersegment sales and transfers at cost; therefore, no intercompany profit or loss is recognized.

Segment assets consist primarily of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment, right-of-use lease assets, goodwill and other intangible assets.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Results of Operations
(In thousands)

	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions	Corporate	Total
Fiscal year ended June 30, 2021
Gross revenue	$210,052	$201,472	$267,982	$—	$679,506
Less: inter-segment revenue	—	1,555	4,553	—	6,108
Consolidated revenue	210,052	199,917	263,429	—	673,398
Gross profit	1,506	17,642	13,617	—	32,765
Selling, general and administrative expenses	9,882	14,756	18,644	26,474	69,756
Restructuring costs	1,312	3,807	1,391	246	6,756
Operating loss	(9,688)	(921)	(6,418)	(26,720)	(43,747)
Segment assets	81,717	106,619	160,782	118,438	467,556
Capital expenditures	1,183	834	1,136	1,201	4,354
Depreciation and amortization expense	4,127	6,018	7,456	257	17,858
Fiscal year ended June 30, 2020
Gross revenue	$212,001	$424,710	$470,871	$—	$1,107,582
Less: inter-segment revenue	—	2,839	3,805	—	6,644
Consolidated revenue	212,001	421,871	467,066	—	1,100,938
Gross profit (loss)	7,081	36,349	61,413	(2,667)	102,176
Selling, general and administrative expenses	10,047	24,266	26,386	25,577	86,276
Intangible asset impairments and restructuring costs	27,625	22,914	1,066	920	52,525
Operating income (loss)	(30,591)	(10,831)	33,961	(29,164)	(36,625)
Segment assets	67,398	138,734	187,167	124,011	517,310
Capital expenditures	3,285	7,523	4,921	2,810	18,539
Depreciation and amortization expense	3,054	8,014	7,743	313	19,124
Fiscal year ended June 30, 2019
Gross revenue	$249,867	$656,137	$514,948	$—	$1,420,952
Less: inter-segment revenue	—	2,123	2,149	—	4,272
Consolidated revenue	249,867	654,014	512,799	—	1,416,680
Gross profit (loss)	21,161	58,853	54,600	(2,663)	131,951
Selling, general and administrative expenses	9,842	26,932	30,319	26,928	94,021
Operating income (loss)	11,319	31,921	24,281	(29,591)	37,930
Segment assets	166,857	162,449	197,781	106,307	633,394
Capital expenditures	2,711	6,673	4,284	5,890	19,558
Depreciation and amortization expense	2,567	8,232	7,132	293	18,224

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Geographical information is as follows:

	Long-Lived Assets
	June 30, 2021	June 30, 2020	June 30, 2019
	(In thousands)
United States	$157,442	$164,056	$193,472
Canada	6,523	5,659	10,110
Other international	12,372	12,435	12,502
	$176,337	$182,150	$216,084

Information about Significant Customers:

	Significant Customers as a Percentage of Segment Revenue
	Consolidated	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions
Fiscal Year ended June 30, 2021
Customer one	12.9%	41.3%	—%	—%
Customer two	9.9%	—%	33.3%	0.1%
Customer three	7.0%	22.5%	—%	0.1%
Customer four	4.4%	—%	—%	11.2%
Fiscal Year ended June 30, 2020
Customer one	9.7%	—%	25.4%	—%
Customer two	8.2%	42.7%	—%	—%
Customer three	8.2%	—%	—%	19.3%
Customer four	6.8%	—%	—%	16.1%
Customer five	2.0%	10.5%	—%	—%
Fiscal Year ended June 30, 2019
Customer one	9.7%	—%	21.0%	—%
Customer two	7.6%	42.7%	0.2%	—%
Customer three	7.6%	—%	16.4%	—%
Customer four	7.2%	—%	15.1%	0.6%
Customer five	7.1%	—%	—%	19.7%
Customer six	5.0%	—%	—%	13.8%
Customer seven	4.6%	0.2%	1.5%	10.8%
Customer eight	3.4%	19.5%	—%	—%
Customer nine	2.1%	11.7%	—%	—%
Customer ten	2.0%	11.3%	—%	—%

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Note 14—Restructuring Costs
During the third quarter of fiscal 2020, we initiated a business improvement plan to increase profitability and reduce our cost structure related to:

•our strategic initiative to exit the domestic iron and steel industry;

•the implementation of business improvements in the power delivery portion of the Utility and Power Infrastructure segment; and

•the decline in revenue caused by the ongoing effects of the COVID-19 pandemic and related market disruptions.

The business improvement plan consists of discretionary cost reductions, workforce reductions, reduction of capital expenditures and the reduction in size or closure of certain offices in order to increase the utilization of our staff and bring the cost structure of the business in line with revenue volume. We incurred $14.0 million of restructuring costs during fiscal 2020 and $6.8 million during fiscal 2021. The restructuring costs consist primarily of severance costs, facility closure costs, lease and fixed asset impairments, other intangible asset impairments and other liabilities as a result of exiting certain operations.

In fiscal 2021, we engaged a third party consultant to help us perform a strategic review of our end markets in support of updating our business strategy and to ensure that our organizational structure is properly designed to support our updated strategy. Based on the preliminary results of this review, we believe there are opportunities for us to be more competitive, which will require organizational and process changes and will likely result in additional restructuring costs. We expect to substantially complete this initiative in fiscal 2022.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Restructuring costs incurred are classified as follows:

	Fiscal Year Ended June 30, 2021	Since Inception of Business Improvement Plan
	(in thousands)
Utility and Power Infrastructure
Severance and other personnel-related costs	$1,199	$2,539
Facility costs	113	348
Other intangible asset impairments	—	1,150
Total Utility and Power Infrastructure	$1,312	$4,037
Process and Industrial Facilities
Severance and other personnel-related costs	$2,951	$9,118
Facility costs	431	3,188
Other intangible asset impairments	—	375
Other costs	426	426
Total Process and Industrial Facilities	$3,808	$13,107
Storage and Terminal Solutions
Severance and other personnel-related costs	$1,231	$1,578
Facility costs	159	879
Total Storage and Terminal Solutions	$1,390	$2,457
Corporate
Severance and other personnel-related costs	$164	$1,083
Facility costs	82	82
Other intangible asset impairments	—	—
Total Corporate	$246	$1,165
Total restructuring costs	$6,756	$20,766

Restructuring Costs by Type:
Severance and other personnel-related costs	$5,545	$14,318
Total facility costs	785	4,497
Total other intangible asset impairments	—	1,525
Other costs	426	426
Total restructuring costs	$6,756	$20,766

The restructuring reserve is included in other accrued expenses and other liabilities in the Consolidated Balance Sheets. The table below is a reconciliation of the beginning and ending restructuring reserve balance (in thousands):

Balance as of June 30, 2020	$2,403
Restructuring costs incurred	4,026
Cash payments	(3,484)
Adjustment to liability	(510)
Balance as of June 30, 2021	$2,435

Matrix Service Company
Quarterly Financial Data (Unaudited)
Fiscal Years Ended June 30, 2021 and June 30, 2020

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Fiscal Year 2021
Revenue	$182,771	$167,468	$148,260	$174,899
Gross profit	14,350	15,313	1,560	1,542
Restructuring costs	(320)	5,045	1,860	171
Operating loss	(3,458)	(6,456)	(17,479)	(16,354)
Net loss	(3,037)	(4,591)	(12,873)	(10,723)
Loss per common share:
Basic	(0.12)	(0.17)	(0.49)	(0.40)
Diluted	(0.12)	(0.17)	(0.49)	(0.40)
Fiscal Year 2020
Revenue	$338,097	$318,677	$248,327	$195,837
Gross profit	32,465	30,001	20,477	19,233
Intangible asset impairments and restructuring costs	—	38,515	6,559	7,451
Operating income (loss)	8,774	(31,679)	(5,800)	(7,920)
Net income (loss)	6,151	(28,008)	(5,495)	(5,722)
Earnings (loss) per common share:
Basic	0.23	(1.04)	(0.21)	(0.22)
Diluted	0.22	(1.04)	(0.21)	(0.22)

The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to changes in the average number of common shares outstanding and rounding.

Matrix Service Company
Schedule II—Valuation and Qualifying Accounts
June 30, 2021, June 30, 2020, and June 30, 2019
(In thousands)

COL. A	COL. B	COL. C ADDITIONS		COL. D		COL. E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts—Describe	Deductions—Describe		Balance at End of Period
Fiscal Year 2021
Deducted from asset accounts:
Allowance for doubtful accounts	$905	$85	$—	$(92)	(A)	$898
Valuation reserve for deferred tax assets	7,763	2,797	—	544	(B)	11,104
Total	$8,668	$2,882	$—	$452		$12,002
Fiscal Year 2020
Deducted from asset accounts:
Allowance for doubtful accounts	923	1,158	—	(1,176)	(C)	905
Valuation reserve for deferred tax assets	4,959	3,062	—	(258)	(D)	7,763
Total	5,882	4,220	—	(1,434)		8,668
Fiscal Year 2019
Deducted from asset accounts:
Allowance for doubtful accounts	6,327	5	—	(5,409)	(E)	923
Valuation reserve for deferred tax assets	1,638	4,594	—	(1,273)	(F)	4,959
Total	7,965	4,599	—	(6,682)		5,882

(A)Primarily relates to a $0.1 million reserve that was recognized as a credit loss and ultimately written off within fiscal 2021.
(B)Relates to $1.1 million of foreign currency translation for the portion of the valuation allowance on net operating loss and tax credit carryforwards in foreign jurisdictions, partially offset by $0.6 million of fully reserved tax credits that expired in fiscal 2021.
(C)Primarily relates to a $0.6 million reserve that was recognized as a credit loss and ultimately settled and written off within fiscal 2020 and $0.3 million of payments received on a balance that was fully reserved.
(D)Relates to foreign currency translation for the portion of the valuation allowance on net operating loss and tax credit carryforwards in foreign jurisdictions.
(E)Primarily relates to a $5.2 million reversal of a previous reserved account receivable balance that was fully settled with an agreement with the customer.
(F)Relates to the deferred tax asset of $0.8 million created by a stock-based compensation award with a market condition that was fully reserved in fiscal 2018. In fiscal 2019, upon the final determination that the award would not vest, we wrote off the deferred tax asset against the reserve. The remaining balance relates to $0.5 million of fully reserved tax credits that expired in fiscal 2019.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2021.
Management’s Report on Internal Control over Financial Reporting
See “Management’s Report on Internal Control over Financial Reporting” set forth in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes during the fourth quarter of fiscal 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting despite the fact that many of our employees worked remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effects of the pandemic on our internal controls to minimize the impact to their design and operating effectiveness.
Item 9B. Other Information
On September 10, 2021, the Board of Directors, based on the recommendation of the Compensation Committee, approved the Matrix Service Company 2021 Severance Plan for Executives (the "Severance Plan"). The Severance Plan replaces the severance agreements that were in place with our Named Executive Officers (the "NEOs"). The Severance Plan provides general severance benefits for the CEO of 2.0 times his base salary and for the remaining NEOs of 1.5 times their base salary. In addition, the Severance Plan provides severance benefits for a change in control event providing that the NEO experiences an involuntary separation from service for other than cause within 24 months of the change of control. The change of control severance benefit for the CEO, CFO and COO is 2.0 times their base salary and their target bonus and for the remaining NEOs, their change of control severance benefit is 1.5 times their base salary and their target bonus. The Severance Plan has been attached to this Form 10-K as Exhibit 10.20.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our directors and corporate governance is incorporated herein by reference to the sections entitled “Proposal Number 1: Election of Directors” and “Corporate Governance and Board Matters” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (“Proxy Statement”). The information required by this item with respect to our executive officers is incorporated herein by reference to the section entitled “Executive Officer Information” in the Proxy Statement.
We have adopted a Code of Business Conduct and Ethics applicable to all our directors, officers and employees, including the principal executive officer, principal financial officer and principal accounting officer. In addition, we have adopted Corporate Governance Guidelines for the Board of Directors and Charters for the Audit, Compensation and Nominating and Corporate Governance Committees of the Board of Directors. The current version of these corporate governance documents is publicly available in the “Investors” section of our website at matrixservicecompany.com under “Corporate Governance.” If we make any substantive amendments to the Code of Business Conduct and Ethics, or grant any waivers, including implicit waivers, from the Code of Business Conduct and Ethics applicable to the principal executive officer, principal financial officer or principal accounting officer, or any person performing similar functions, we will disclose such amendment or waiver on our website or in a report on Form 8-K.
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

(2) Financial Statement Schedules
The financial statement schedule is filed as a part of this report under Schedule II—Valuation and Qualifying Accounts June 30, 2021, June 30, 2020 and June 30, 2019, immediately following Quarterly Financial Data (Unaudited). All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

(3) The following documents are included as exhibits to this Annual Report on Form 10-K. The exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical hereafter.

3.1	Amended and Restated Certificate of Incorporation of Matrix Service Company (Appendix A to the Company's Proxy Statement filed October 7, 2016 (File No. 1-15461).

3.2	Second Amended and Restated Bylaws, effective as of May 4, 2017 (Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461) filed May 10, 2017).

4.1	Description of the Company's Common Stock (Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed September 4, 2019).

+10.1	Matrix Service Company 2004 Stock Incentive Plan (Appendix B to the Company’s Proxy Statement filed September 15, 2006 (File No. 1-15461)).

+10.2	Amendment 1 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10 to Amended Schedule 14A filed October 4, 2006 (File No. 1-15461)).

+10.3	Amendment 2 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 1-15461) filed August 5, 2008).

+10.4	Amendment 3 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit A to the Company’s Proxy Statement filed September 11, 2009 (File No. 1-15461)).

+10.5	Matrix Service Company 2016 Stock and Incentive Compensation Plan (Appendix B to the Company's Proxy Statement (File No. 1-15461), filed October 7, 2016).

+10.6
Form of Restricted Stock Unit Award Agreement for Directors (2016 Stock and Incentive Compensation Plan) (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 1-15461), filed February 9, 2017).

+10.7	Form of Long-Term Incentive Award Agreement (2016 Stock and Incentive Compensation Plan) (Exhibit 10.11 to the Company's Annual Report on Form 10-K/A (File No. 1-15461), filed September 19, 2018).

+10.8	Matrix Service Company 2018 Stock and Incentive Compensation Plan (Appendix A to the Company's Proxy Statement (File No. 1-15461), filed September 21, 2018).

+10.9
Form of Restricted Stock Unit Award Agreement for Directors (2018 Stock and Incentive Compensation Plan) (Exhibit 10 to the Company's Quarterly Report on Form 10-Q (File No. 1-15461), filed November 8, 2018).

+10.10
Form of Restricted Stock Unit Agreement for Employees (2018 Stock and Incentive Compensation Plan) (Exhibit 10.14 to the Company's Annual Report on Form 10-K (File No. 1-15461), filed September 3, 2020).

+10.11	Form of Long-Term Incentive Award Agreement (2018 Stock and Incentive Compensation Plan) (Exhibit 10.15 to the Company's Annual Report on Form 10-K (File No. 1-15461), filed September 3, 2020).

+10.12	Form of Amended and Restated Severance Agreement (Exhibit 10 to the Company's Current Report on Form 8-K filed November 15, 2016 (File No. 1-15461)).

+10.13	Amended and Restated Deferred Compensation Plan for Members of the Board of Directors (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15461) filed January 8, 2009).

+10.14
Amendment 1 to Amended and Restated Deferred Compensation Plan for Members of the Board of Directors (Exhibit 10 to the Company's Quarterly Report on Form 10-Q (File No. 1-15461) filed November 9, 2012).

+10.15	Matrix Service Company 2020 Stock and Incentive Compensation Plan (Appendix A to the Company's Proxy Statement (File No. 1-15461) filed on September 24, 2020)..

*+10.16	Form of Long-Term Incentive Award Agreement (2020 Stock and Incentive Compensation Plan).

*+10.17	Form of Restricted Stock Unit Award Agreement (2020 Stock and Incentive Compensation Plan).

+10.18	Form of Indemnification Agreement (Exhibit 10 to the Company's Quarterly Report on Form 10-Q (File No. 1-15461) filed November 7, 2019).

*10.19
Credit Agreement dated as of September 9, 2021 by and among, Matrix Service Company and certain subsidiaries thereof, certain financial institutions as lenders, and Bank of Montreal, as administrative agent.

*+10.20	Matrix Service Company 2021 Severance Plan for Executives.

*21	Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

*31.1	Certification Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CEO.

*31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CFO.

*32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CEO.

*32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CFO.

*95	Mine Safety Disclosure.
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

+Management Contract or Compensatory Plan.

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Matrix Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrix Service Company

Date : September 13, 2021	By:	/S/ John R. Hewitt
John R. Hewitt, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ Jim W. Mogg	Chairman of the Board of Directors	September 13, 2021
Jim W. Mogg

/S/ John R. Hewitt	President, Chief Executive Officer and Director	September 13, 2021
John R. Hewitt	(Principal Executive Officer)

/S/ Kevin S. Cavanah	Vice President and Chief Financial Officer	September 13, 2021
Kevin S. Cavanah	(Principal Accounting and Principal Financial Officer)

/S/ Martha Z. Carnes	Director	September 13, 2021
Martha Z. Carnes

/S/ John D. Chandler	Director	September 13, 2021
John D. Chandler

/S/ Carlin G. Conner	Director	September 13, 2021
Carlin G. Conner

/S/ Liane K. Hinrichs	Director	September 13, 2021
Liane K. Hinrichs

/S/ James H. Miller	Director	September 13, 2021
James H. Miller