Form 10-Q
period 2021-09-30
MATRIX SERVICE CO
filed 2021-11-09
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 8, 2021 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,765,025 shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30, 2021	September 30, 2020
Revenue	$168,093	$182,771
Cost of revenue	171,601	168,421
Gross profit (loss)	(3,508)	14,350
Selling, general and administrative expenses	16,629	18,128
Restructuring costs	605	(320)
Operating loss	(20,742)	(3,458)
Other income (expense):
Interest expense (Note 5)	(1,999)	(375)
Interest income	21	33
Other	(83)	1,033
Loss before income tax benefit	(22,803)	(2,767)
Provision (benefit) from federal, state and foreign income taxes	(5,265)	270
Net loss	$(17,538)	$(3,037)

Basic loss per common share	$(0.66)	$(0.12)
Diluted loss per common share	$(0.66)	$(0.12)
Weighted average common shares outstanding:
Basic	26,611	26,265
Diluted	26,611	26,265
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2021	September 30, 2020
Net loss	$(17,538)	$(3,037)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss) (net of tax expense of $54 and $12 for the three months ended September 30, 2021 and 2020, respectively	(795)	404
Comprehensive loss	$(18,333)	$(2,633)
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	September 30, 2021	June 30, 2021
Assets
Current assets:
Cash and cash equivalents (Note 1)	$34,678	$83,878
Restricted cash (Note 1)	2,600	—
Accounts receivable, less allowances (September 30, 2021—$586 and June 30, 2021—$898)	144,892	148,030
Costs and estimated earnings in excess of billings on uncompleted contracts	33,766	30,774
Inventories	6,314	7,342
Income taxes receivable	16,845	16,965
Other current assets	11,180	4,230
Total current assets	250,275	291,219
Property, plant and equipment at cost:
Land and buildings	41,556	41,633
Construction equipment	94,209	94,453
Transportation equipment	50,068	50,510
Office equipment and software	43,010	42,706
Construction in progress	126	493
Total property, plant and equipment - at cost	228,969	229,795
Accumulated depreciation	(163,171)	(160,388)
Property, plant and equipment - net	65,798	69,407
Restricted cash, non-current (Note 1)	25,000	—
Operating lease right-of-use assets	21,515	22,412
Goodwill	60,540	60,636
Other intangible assets, net of accumulated amortization	6,094	6,614
Deferred income taxes	10,687	5,295
Other assets, non-current	10,368	11,973
Total assets	$450,277	$467,556
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	September 30, 2021	June 30, 2021
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$65,973	$60,920
Billings on uncompleted contracts in excess of costs and estimated earnings	50,973	53,832
Accrued wages and benefits	20,216	21,008
Accrued insurance	6,627	6,568
Operating lease liabilities	5,570	5,747
Other accrued expenses	4,918	5,327
Total current liabilities	154,277	153,402
Deferred income taxes	29	34
Operating lease liabilities	19,951	20,771
Other liabilities, non-current	7,722	7,810
Total liabilities	181,979	182,017
Commitments and contingencies
Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of September 30, 2021 and June 30, 2021; 26,697,028 and 26,549,438 shares outstanding as of September 30, 2021 and June 30, 2021	279	279
Additional paid-in capital	135,308	137,575
Retained earnings	157,640	175,178
Accumulated other comprehensive loss	(7,544)	(6,749)
	285,683	306,283
Less: Treasury stock, at cost — 1,191,189 shares as of September 30, 2021, and 1,338,779 shares as of June 30, 2021	(17,385)	(20,744)
Total stockholders' equity	268,298	285,539
Total liabilities and stockholders’ equity	$450,277	$467,556
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2021	September 30, 2020
Operating activities:
Net loss	$(17,538)	$(3,037)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,052	4,639
Stock-based compensation expense	1,869	2,218
Operating lease impairment due to restructuring	—	150
Deferred income tax	(5,343)	289
Gain on sale of property, plant and equipment	(101)	(941)
Provision for uncollectible accounts	4	(64)
Accelerated amortization of deferred debt amendment fees (Note 5)	1,518	—
Other	—	101
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	3,134	(10,769)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,992)	1,854
Inventories	1,028	(291)
Other assets and liabilities	(5,921)	(8,018)
Accounts payable	5,108	(4,431)
Billings on uncompleted contracts in excess of costs and estimated earnings	(2,859)	(366)
Accrued expenses	(1,112)	3,646
Net cash used by operating activities	(19,153)	(15,020)
Investing activities:
Capital expenditures	(219)	(2,777)
Proceeds from asset sales	103	1,074
Net cash used by investing activities	$(116)	$(1,703)

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2021	September 30, 2020
Financing activities:
Payment of debt amendment fees	$(922)	$—
Proceeds from issuance of common stock under employee stock purchase plan	76	82
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(853)	(1,536)
Other	(118)	—
Net cash used by financing activities	(1,817)	(1,454)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(514)	316
Decrease in cash, cash equivalents and restricted cash	(21,600)	(17,861)
Cash, cash equivalents and restricted cash, beginning of period (Note 1)	83,878	100,036
Cash, cash equivalents and restricted cash, end of period (Note 1)	$62,278	$82,175
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$122
Interest, including payment of debt amendment fees	$1,603	$470
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$51	$—

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances, July 1, 2021	$279	$137,575	$175,178	$(20,744)	$(6,749)	$285,539
Net loss	—	—	(17,538)	—	—	(17,538)
Other comprehensive loss	—	—	—	—	(795)	(795)
Issuance of deferred shares (217,084 shares)	—	(4,084)	—	4,084	—	—
Treasury shares sold to Employee Stock Purchase Plan (7,209 shares)	—	(52)	—	128	—	76
Treasury shares purchased to satisfy tax withholding obligations (76,703 shares)	—	—	—	(853)	—	(853)
Stock-based compensation expense	—	1,869	—	—	—	1,869
Balances, September 30, 2021	$279	$135,308	$157,640	$(17,385)	$(7,544)	$268,298

Balances, July 1, 2020	$279	$138,966	$206,402	$(29,385)	$(8,373)	$307,889
Net loss	—	—	(3,037)	—	—	(3,037)
Other comprehensive income	—	—	—	—	404	404
Issuance of deferred shares (478,703 shares)	—	(8,435)	—	8,435	—	—
Treasury shares sold to Employee Stock Purchase Plan (8,730 shares)	—	(62)	—	144	—	82
Treasury shares purchased to satisfy tax withholding obligations (168,765 shares)	—	—	—	(1,536)	—	(1,536)
Stock-based compensation expense	—	2,218	—	—	—	2,218
Balances, September 30, 2020	$279	$132,687	$203,365	$(22,342)	$(7,969)	$306,020

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2021, included in our Annual Report on Form 10-K for the year then ended. The results of operations for the three month period ended September 30, 2021 may not necessarily be indicative of the results of operations for the full year ending June 30, 2022.
Significant Accounting Policies
We updated our significant accounting policies as a result of entering into an asset-backed credit agreement (the "ABL Facility"), which requires us to maintain a restricted cash balance (See Note 5 - Debt for more information about the ABL Facility). Our other significant accounting policies are detailed in “Note 1 - Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended June 30, 2021.
Cash, Cash Equivalents and Restricted Cash
The ABL Facility requires us to maintain a minimum of $25.0 million of restricted cash at all times. Since this cash must be restricted through the maturity date of the ABL Facility, which is beyond one year, we have classified this restricted cash as non-current in our Condensed Consolidated Balance Sheets. In addition, we must maintain a restricted cash balance of $2.6 million in support of the purchase card program that is associated with our prior card administrator. We have included this restricted cash in current assets in our Condensed Consolidated Balance Sheets since we expect to dissolve the prior purchase card program during fiscal 2022.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30, 2021	June 30, 2021
Cash and cash equivalents	$34,678	$83,878
Restricted cash, current	2,600	—
Restricted cash, non-current	25,000	—
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$62,278	$83,878
Note 2 – Revenue
Remaining Performance Obligations
We had $365.4 million of remaining performance obligations yet to be satisfied as of September 30, 2021. We expect to recognize $302.2 million of our remaining performance obligations as revenue within the next twelve months.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

	September 30, 2021	June 30, 2021	Change
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$33,766	$30,774	$2,992
Billings on uncompleted contracts in excess of costs and estimated earnings	(50,973)	(53,832)	2,859
Net contract liabilities	$(17,207)	$(23,058)	$5,851
The difference between the beginning and ending balances of our CIE and BIE primarily results from the timing of revenue recognized relative to its billings. The amount of revenue recognized during the three months ended September 30, 2021 that was included in the June 30, 2021 BIE balance was $44.3 million. This revenue consists primarily of work performed during the period on contracts with customers that had advance billings.
Progress billings in accounts receivable at September 30, 2021 and June 30, 2021 included retentions to be collected within one year of $12.8 million and $19.9 million, respectively. Contract retentions collectible beyond one year are included in other assets, non-current in the Condensed Consolidated Balance Sheet and totaled $2.6 million as of September 30, 2021 and $3.1 million as of June 30, 2021.
Disaggregated Revenue
Revenue disaggregated by reportable segment is presented in Note 9 - Segment Information. The following series of tables presents revenue disaggregated by geographic area where the work was performed and by contract type:
Geographic Disaggregation:

	Three Months Ended
	September 30, 2021	September 30, 2020
	(In thousands)
United States	$153,284	$161,377
Canada	13,510	19,611
Other international	1,299	1,783
Total Revenue	$168,093	$182,771

Contract Type Disaggregation:

	Three Months Ended
	September 30, 2021	September 30, 2020
	(In thousands)
Fixed-price contracts	$102,065	$133,356
Time and materials and other cost reimbursable contracts	66,028	49,415
Total Revenue	$168,093	$182,771

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Typically, we assume more risk with fixed-price contracts since increases in costs to perform the work may not be recoverable. However, these types of contracts typically offer higher profits than time and materials and other cost reimbursable contracts when completed at or below the costs originally estimated. The profitability of time and materials and other cost reimbursable contracts is typically lower than fixed-price contracts and is usually less volatile than fixed-price contracts since the profit component is factored into the rates charged for labor, equipment and materials, or is expressed in the contract as a percentage of the reimbursable costs incurred.
Other
Our results of operations were materially impacted by an increase in the forecasted costs to complete a large capital project in the Utility and Power Infrastructure segment, which resulted in a decrease in gross profit of $5.9 million in the three months ended September 30, 2021. The change in estimate was principally due to unexpected equipment repairs during commissioning that delayed the scheduled completion and increased the estimated costs to complete. We achieved a critical performance milestone in the second quarter of fiscal 2022, which significantly reduced our financial exposure.
Note 3 – Leases
We enter into lease arrangements for real estate, construction equipment and information technology equipment in the normal course of business. Real estate leases accounted for approximately 93% of all right-of-use assets as of September 30, 2021. Most real estate and information technology equipment leases generally have fixed payments that follow an agreed upon payment schedule and have remaining lease terms ranging from less than a year to 14 years. Construction equipment leases generally have "month-to-month" lease terms that automatically renew as long as the equipment remains in use.
The components of lease expense in the Condensed Consolidated Statements of Income are as follows:

		Three Months Ended
		September 30, 2021	September 30, 2020
Lease expense	Location of Expense	(in thousands)
Operating lease expense	Cost of revenue and Selling, general and administrative expenses	$2,092	$2,488
Short-term lease expense(1)	Cost of revenue	5,571	5,975
Total lease expense		$7,663	$8,463

(1)Primarily represents the lease expense of construction equipment that is subject to month-to-month rental agreements with expected rental durations of less than one year.

The future undiscounted lease payments, as reconciled to the discounted operating lease liabilities presented in our Condensed Consolidated Balance Sheets, were as follows:

September 30, 2021
Maturity Analysis:	(in thousands)
Remainder of Fiscal 2022	$5,412
Fiscal 2023	4,752
Fiscal 2024	3,608
Fiscal 2025	3,160
Fiscal 2026	2,882
Thereafter	11,220
Total future operating lease payments	31,034
Imputed interest	(5,513)
Net present value of future lease payments	25,521
Less: current portion of operating lease liabilities	5,570
Non-current operating lease liabilities	$19,951

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following is a summary of the weighted average remaining operating lease term and weighted average discount rate as of September 30, 2021:

Weighted-average remaining lease term (in years)	7.2 years
Weighted-average discount rate	5.2%

Supplemental cash flow information related to leases is as follows:

Three Months Ended
September 30, 2021
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease payments	$2,188
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$882

Note 4 – Intangible Assets Including Goodwill
Goodwill
The changes in the carrying value of goodwill by segment are as follows:

	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions	Total
	(In thousands)
Net balance at June 30, 2021	$6,984	$26,878	$26,774	$60,636
Translation adjustment(1)	(30)	(8)	(58)	(96)
Net balance at September 30, 2021	$6,954	$26,870	$26,716	$60,540

(1)The translation adjustments relate to the periodic translation of Canadian Dollar and South Korean Won denominated goodwill recorded as a part of prior acquisitions in Canada and South Korea, in which the local currency was determined to be the functional currency.
We test our goodwill for impairment annually as of May 31st. While there continues to be uncertainty around the near-term level of spending by some of our customers due to the impacts of the COVID-19 pandemic and the timing of the economic recovery in certain energy markets, we concluded, that based on the totality of both positive and negative factors, no impairment indicators existed at September 30, 2021. However, if customer spending levels do not improve or if the outlook in certain key markets deteriorates, we may need to perform an interim goodwill impairment test, which could result in an impairment.
Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At September 30, 2021
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,483	$(2,074)	$409
Customer-based	6 to 15	17,260	(11,575)	5,685
Total amortizing intangible assets		$19,743	$(13,649)	$6,094

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

		At June 30, 2021
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,483	$(2,031)	$452
Customer-based	6 to 15	17,354	(11,192)	6,162
Total amortizing intangible assets		$19,837	$(13,223)	$6,614
Amortization expense totaled $0.5 million and $0.6 million during the three months ended September 30, 2021 and September 30, 2020, respectively.
We estimate that the remaining amortization expense related to September 30, 2021 amortizing intangible assets will be as follows (in thousands):

Period ending:
Remainder of Fiscal 2022	$1,297
Fiscal 2023	1,729
Fiscal 2024	1,416
Fiscal 2025	1,097
Fiscal 2026	555
Total estimated remaining amortization expense at September 30, 2021	$6,094
Note 5 – Debt
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
The maximum amount that we may borrow under the ABL Facility is subject to a borrowing base, which is based on restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. We are required to maintain a minimum of $25.0 million of restricted cash at all times, but such amounts are also included in the borrowing base. At September 30, 2021, availability under the ABL Facility was $32.1 million and there were $43.1 million in letters of credit outstanding. The ABL Facility matures and any outstanding amounts become due and payable on September 9, 2026.
Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, an annual rate equal to any of a base rate (“Base Rate”), Canadian prime rate, CDOR rate or a LIBOR rate, plus an applicable margin. The Base Rate is defined as a fluctuating interest rate equal to the greatest of (i) rate of interest announced by Bank of Montreal from time to time as its prime rate; (ii) the U.S. federal funds rate plus 0.50%; (iii) LIBOR rate for one month period plus 1.00%; and (iv) 1.00%. Depending on the amount of average availability, the applicable margin is between 1.00% to 1.50% for either U.S. Base Rate Loans or Canadian prime rate, and between 2.00% and 2.50% for CDOR and LIBOR rate borrowings. Interest is payable either (i) monthly for Base Rate borrowings or (ii) the last day of the interest period for LIBOR or CDOR rate borrowings, as set forth in the Credit Agreement. The fee for undrawn amounts is 0.25% per annum and is due quarterly.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
We had no borrowings and $41.3 million of letters of credit outstanding under the Prior Credit Agreement as of the date we commenced the ABL Facility. Interest expense during the three months ended September 30, 2021 included $1.5 million of accelerated amortization of deferred debt amendment fees associated with the Prior Credit Agreement.
Note 6 – Income Taxes
Effective Tax Rate
Our effective tax rates were 23.1% and (9.8)% for the three months ended September 30, 2021 and September 30, 2020, respectively. The effective tax rate for the three months ended September 30, 2020 was negatively impacted by a $1.0 million deferred tax asset adjustment.
Net Operating Loss Carryback and Refund of Prior Years Overpayment
Through provisions in the CARES Act, we had income tax benefits of $5.2 million during fiscal 2021 and $0.3 million during the three months ended September 30, 2021 from the ability to carryback the fiscal 2021 federal net operating loss to a period with a higher statutory federal income tax rate. We estimate that we will receive a $13.6 million tax refund in connection with this carryback, which is included in income taxes receivable in the Condensed Consolidated Balance Sheets.
In addition, we expect to receive a $2.4 million tax refund in connection with overpayments from prior years, which is included in income taxes receivable in the Condensed Consolidated Balance Sheets.
Deferred Payroll Taxes
We have deferred $11.1 million of U.S. payroll tax as of September 30, 2021 through provisions of CARES Act. We must repay half of the deferred payroll tax by December 31, 2021 and the remainder by December 31, 2022. The current portion of deferred payroll taxes is included within accrued wages and benefits and the non-current portion is included within other liabilities, non-current in the Condensed Consolidated Balance Sheets.
Note 7 – Commitments and Contingencies
Insurance Reserves
We maintain insurance coverage for various aspects of its operations. However, exposure to potential losses is retained through the use of deductibles, self-insured retentions and coverage limits.

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
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $15.3 million at September 30, 2021 and $14.6 million at June 30, 2021. Generally, collection of amounts related to unpriced change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.
Other
During the third quarter of fiscal 2020, we commenced litigation in an effort to collect accounts receivable from an iron and steel customer following the deterioration of the relationship in the second quarter of fiscal 2020. The unpaid receivable balance at September 30, 2021 was $17.0 million. Litigation is unpredictable, however, based on the terms of the contract with this customer, we believe we are entitled to collect the full amount owed under the contract.
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
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended
	September 30, 2021	September 30, 2020
	(In thousands, except per share data)
Basic EPS:
Net loss	$(17,538)	$(3,037)
Weighted average shares outstanding	26,611	26,265
Basic loss per share	$(0.66)	$(0.12)
Diluted EPS:
Diluted weighted average shares	26,611	26,265
Diluted loss per share	$(0.66)	$(0.12)

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9 – Segment Information
We report our results of operations through three reportable segments: Utility and Power Infrastructure, Process and Industrial Facilities, and Storage and Terminal Solutions.
•Utility and Power Infrastructure: consists of power delivery services provided to investor owned utilities, including construction of new substations, upgrades of existing substations, transmission and distribution line installations, upgrades and maintenance, as well as emergency and storm restoration services. We also provide construction and maintenance services to a variety of power generation facilities, including natural gas fired facilities in simple or combined cycle configuration, and provide engineering, fabrication, and construction services for LNG utility peak shaving facilities.
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
•Storage and Terminal Solutions: consists of work related to aboveground storage tanks and terminals. We also include work related to cryogenic and other specialty storage tanks and terminals, including LNG, liquid nitrogen/liquid oxygen, liquid petroleum, hydrogen and other specialty vessels such as spheres in this segment, as well as work related to marine structures and truck and rail loading/offloading facilities. Our services include engineering, fabrication, construction, and maintenance and repair, which includes planned and emergency services for both tanks and full terminals. Finally, we offer tank products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.

We evaluate performance and allocate resources based on operating income. We record intersegment sales and transfers at cost; therefore, no intercompany profit or loss is recognized. In addition, corporate selling, general and administrative expenses are reported separately from the three reportable segments.
Segment assets consist primarily of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment, right-of-use lease assets, goodwill and other intangible assets.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Results of Operations
(In thousands)

	Three Months Ended
	September 30, 2021	September 30, 2020
Gross revenue
Utility and Power Infrastructure	$57,204	$60,671
Process and Industrial Facilities	45,210	46,728
Storage and Terminal Solutions	68,312	77,596
Total gross revenue	$170,726	$184,995
Less: Inter-segment revenue
Process and Industrial Facilities	$1,305	$797
Storage and Terminal Solutions	1,328	1,427
Total inter-segment revenue	$2,633	$2,224
Consolidated revenue
Utility and Power Infrastructure	$57,204	$60,671
Process and Industrial Facilities	43,905	45,931
Storage and Terminal Solutions	66,984	76,169
Total consolidated revenue	$168,093	$182,771
Gross profit (loss)
Utility and Power Infrastructure	$(6,107)	$6,913
Process and Industrial Facilities	2,871	3,659
Storage and Terminal Solutions	413	3,778
Corporate	(685)	—
Total gross profit (loss)	$(3,508)	$14,350
Selling, general and administrative expenses
Utility and Power Infrastructure	$3,050	$2,222
Process and Industrial Facilities	2,762	4,050
Storage and Terminal Solutions	4,506	5,143
Corporate	6,311	6,713
Total selling, general and administrative expenses	$16,629	$18,128
Restructuring costs
Utility and Power Infrastructure	$9	$11
Process and Industrial Facilities	7	(500)
Storage and Terminal Solutions	(33)	13
Corporate	622	156
Total restructuring costs	$605	$(320)
Operating income (loss)
Utility and Power Infrastructure	$(9,166)	$4,680
Process and Industrial Facilities	102	109
Storage and Terminal Solutions	(4,060)	(1,378)
Corporate	(7,618)	(6,869)
Total operating loss	$(20,742)	$(3,458)

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Total assets by segment were as follows:

	September 30, 2021	June 30, 2021
Utility and Power Infrastructure	$107,077	$81,717
Process and Industrial Facilities	80,315	106,619
Storage and Terminal Solutions	155,730	160,782
Corporate	107,155	118,438
Total segment assets	$450,277	$467,556

Note 10 – Restructuring Costs
In fiscal 2020, we initiated a business improvement plan to increase profitability and reduce our cost structure due to our strategic initiative to exit the domestic iron and steel industry and the decline in revenue caused by the ongoing effects of the COVID-19 pandemic and related market disruptions.
The business improvement plan consists of discretionary cost reductions, workforce reductions, reduction of capital expenditures and the reduction in size or closure of certain offices in order to increase the utilization of our staff and bring the cost structure of the business in line with revenue volumes. We incurred $0.6 million of restructuring costs during the three months ended September 30, 2021 and $21.4 million of restructuring costs since inception of the plan. The restructuring costs consist primarily of severance costs, facility closure costs, and other liabilities as a result of exiting certain operations. We expect to substantially complete this initiative in fiscal 2022.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Restructuring costs under our business improvement plan are classified as follows:

	Three Months Ended		Since Inception of Business Improvement Plan
	September 30, 2021	September 30, 2020
	(In thousands)
Utility and Power Infrastructure
Severance and other personnel-related costs	$9	$7	$2,548
Facility costs	—	4	349
Other intangible asset impairments	—	—	1,150
Total Utility and Power Infrastructure	$9	$11	$4,047
Process and Industrial Facilities
Severance and other personnel-related costs	$5	$(492)	$9,123
Facility costs	—	(119)	3,187
Other intangible asset impairments	—	—	375
Other costs	2	111	428
Total Process and Industrial Facilities	$7	$(500)	$13,113
Storage and Terminal Solutions
Severance and other personnel-related costs	$(33)	$13	$1,544
Facility costs	—	—	879
Total Storage and Terminal Solutions	$(33)	$13	$2,423
Corporate
Severance and other personnel-related costs	$44	$6	$1,128
Facility costs	16	150	98
Other costs	562	—	562
Total Corporate	$622	$156	$1,788

Restructuring Costs by Type:
Severance and other personnel-related costs	$25	$(466)	$14,343
Facility costs	16	35	4,513
Other intangible asset impairments	—	—	1,525
Other costs	564	111	990
Total restructuring costs	$605	$(320)	$21,371

The restructuring reserve is included in other accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets. The table below is a reconciliation of the beginning and ending restructuring reserve balance under the business improvement plan (in thousands):

Balance as of June 30, 2021	$2,435
Cash payments	(272)
Other	29
Balance as of September 30, 2021	$2,192

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

These statements are based on certain assumptions and analyses we made in light of our experience and our historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•the risk factors discussed in our Form 10-K for the fiscal year ended June 30, 2021 and listed from time to time in our filings with the Securities and Exchange Commission;
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

RESULTS OF OPERATIONS
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
Since the beginning of the pandemic we have reduced our cost structure by more than $70 million, or approximately 27%, with one-third of those reductions related to SG&A and the rest related to construction overhead, which is included in cost of revenue in the Consolidated Statements of Income. These cost savings were primarily the result of the business improvement plan that began in fiscal 2020 and continues to evolve based on our markets, organizational structure and outlook. We expect to complete the plan in fiscal 2022. See Item 1. Financial Statements, Note 10 - Restructuring Costs, for more information. Despite these significant reductions in construction overhead, our low revenue volume still has not allowed for the complete recovery of construction overhead or leveraging of SG&A costs. As we move through fiscal 2022, we expect the business improvement plan along with improving revenue volumes to positively impact earnings.
Overview
We report our results of operations through three reportable segments: Utility and Power Infrastructure, Process and Industrial Facilities, and Storage and Terminal Solutions.
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

We evaluate performance and allocate resources based on operating income. We record intersegment sales and transfers at cost; therefore, no intercompany profit or loss is recognized. In addition, corporate selling, general and administrative expenses are reported separately from the three reportable segments.

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Consolidated
Consolidated revenue was $168.1 million for the three months ended September 30, 2021, compared to $182.8 million in the same period last year. On a segment basis, revenue decreased in the Storage and Terminal Solutions, Utility and Power Infrastructure, and Process and Industrial Facilities segments by $9.2 million, $3.5 million and $2.0 million, respectively.
Consolidated gross profit (loss) decreased to $(3.5) million in the three months ended September 30, 2021 compared to $14.4 million in the same period last year. Gross margin (loss) decreased to (2.1)% in the three months ended September 30, 2021 compared to 7.9% in the same period last year. Gross margins in fiscal 2022 were negatively impacted by a lower than previously forecasted margin on a large capital project and an unfavorable settlement of a claim with a customer, both in the Utility and Power Infrastructure segment, and by lower than previously forecasted margins on a limited number of projects in the Storage and Terminal Solutions segment. In addition, gross margins were also negatively impacted by lower than forecasted volumes, which led to under recovery of construction overhead costs.
Consolidated SG&A expenses were $16.6 million in the three months ended September 30, 2021 compared to $18.1 million in the same period a year earlier. The decrease is primarily attributable to implemented cost reductions.
As a result of restructuring activities, we recorded $0.6 million of restructuring costs in the three months ended September 30, 2021. See Item 1. Financial Statements, Note 10 - Restructuring Costs, for more information.
Interest expense was $2.0 million in the three months ended September 30, 2021 compared to $0.4 million in the three months ended September 30, 2020. Interest expense in fiscal 2022 included $1.5 million of accelerated amortization of deferred debt amendment fees associated with the Prior Credit Agreement (see Item 1. Financial Statements, Note 5 - Debt, for more information).
Our effective tax rates for the three months ended September 30, 2021 and September 30, 2020 were 23.1% and (9.8)%, respectively. The effective tax rate for the three months ended September 30, 2020 was negatively impacted by a $1.0 million deferred tax asset adjustment.
For the three months ended September 30, 2021, we had a net loss of $17.5 million, or $0.66 per fully diluted share, compared to a net loss of $3.0 million, or $0.12 per fully diluted share, in the three months ended September 30, 2020.
Utility and Power Infrastructure
Revenue for the Utility and Power Infrastructure segment was $57.2 million in the three months ended September 30, 2021 compared to $60.7 million in the same period last year. The decrease is primarily due to lower volumes of power delivery and natural gas utility peak shaving work, partially offset by higher volumes of storm response service work.
The segment gross margin (loss) was (10.7)% in fiscal 2022 compared to 11.4% in fiscal 2021. The fiscal 2022 segment gross margin was negatively impacted by an increase in the forecasted costs to complete a large capital project, which resulted in a decrease in gross profit of $5.9 million. The change in estimate was principally due to unexpected equipment repairs during commissioning that delayed the scheduled completion and increased the estimated costs to complete. We achieved a critical performance milestone in the second quarter of fiscal 2022, which significantly reduced our financial exposure. In addition, segment gross margin was negatively impacted by an unfavorable settlement of a claim with a customer, and low volumes, which led to the under recovery of construction overhead costs.
Process and Industrial Facilities
Revenue for the Process and Industrial Facilities segment was $43.9 million in the three months ended September 30, 2021 compared to $45.9 million in the same period last year. The decrease is primarily due to lower volumes of thermal vacuum chamber and capital work, largely offset by an increase in refinery turnaround and maintenance work.
The segment gross margin was 6.5% for the three months ended September 30, 2021 compared to 8.0% in the same period last year. Project execution in fiscal 2021 was strong, but gross margin was negatively impacted by lower volumes, which led to the under recovery of construction overhead costs. The lower segment gross margin in fiscal 2022 was the result of lower direct margins largely offset by improved recovery of construction overhead costs.

Storage and Terminal Solutions
Revenue for the Storage and Terminal Solutions segment was $67.0 million in the three months ended September 30, 2021 compared to $76.2 million in the same period last year. The decrease in segment revenue is primarily a result of lower volumes of crude oil tank and terminal capital work, partially offset by an increase in tank repair and maintenance work.
The segment gross margin was 0.6% for the three months ended September 30, 2021 compared to 5.0% in the same period last year. The fiscal 2022 segment gross margin was negatively impacted by lower than previously forecasted margins on a limited number of projects and a higher percentage of lower margin maintenance work. While recovery of construction overhead costs improved in fiscal 2022, revenue volumes were still not sufficient to allow full recovery. The fiscal 2021 segment gross margin was negatively impacted by the under recovery of construction overhead costs and a lower than previously forecasted margin on a crude oil storage terminal capital project that reached substantial completion in fiscal 2021.
Corporate
Unallocated corporate expenses were $7.6 million during the three months ended September 30, 2021 compared to $6.9 million in the same period last year. The increase is primarily attributable to an increase in legal costs for outstanding litigation (see Item 1. Financial Statements, Note 7 - Commitment and Contingencies, for more information) and third party consulting services related to restructuring activities (see "Operational Update" in this Results of Operations section), partially offset by cost reductions we implemented.
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
The following table provides a summary of changes in our backlog for the three months ended September 30, 2021:

	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions	Total
	(In thousands)
Backlog as of June 30, 2021	$170,043	$134,777	$157,741	$462,561
Project awards	64,037	94,562	108,288	266,887
Revenue recognized	(57,204)	(43,905)	(66,984)	(168,093)
Backlog as of September 30, 2021	$176,876	$185,434	$199,045	$561,355
Book-to-bill ratio(1)	1.1	2.2	1.6	1.6

(1)Calculated by dividing project awards by revenue recognized during the period.

In the Utility and Power Infrastructure segment, bidding activity is strong in the power delivery portion of the business. During the first quarter of fiscal 2022, we received several key contracts for electrical infrastructure services including substation rebuilds, relay upgrades, and fiber installation. Similarly, our opportunity pipeline for LNG peak shaving projects is building, however those awards, while significant, can be less frequent. In addition, we expect the new $1.2 trillion Infrastructure Investment and Jobs Act recently passed by congress will lead to increased opportunities in this segment.
In the Process and Industrial Facilities segment, client spending related to refinery maintenance operations has returned to near-normal levels. During the first quarter of fiscal 2022, we received a key award for the construction of a thermal vacuum chamber. We continue to see strong demand for thermal vacuum chambers in the coming quarters, as well as increasing opportunities in mining and minerals and chemicals. In addition, we are seeing more opportunities for midstream gas work, including some larger scale projects.
In the Storage and Terminal Solutions segment, oil and natural gas producers have remained cautious with capital spending, which has limited new production volumes and opportunities in crude oil tanks and terminals. However, we received key capital construction contracts for an LNG tank and a storage tank package consisting of seven biodiesel tanks, in the first quarter of fiscal 2022. This segment also includes significant opportunities for storage infrastructure projects related to natural gas, LNG, ammonia, hydrogen, NGLs and other forms of renewable energy.
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
Our operations are also impacted by the COVID-19 pandemic, which has led to the loss of productivity, among other issues. Our business can also be affected, both positively and negatively, by seasonal factors such as energy demand or weather conditions including hurricanes, snowstorms, and abnormally low or high temperatures. Some of these seasonal factors may cause some of our offices and projects to close or reduce activities temporarily. In addition to the above noted factors, the general timing of project starts and completions could exhibit significant fluctuations. Accordingly, results for any interim period may not necessarily be indicative of operating results for the full year.
Other factors impacting operating results in all segments come from decreased work volume during holidays, work site permitting delays or customers accelerating or postponing work. The differing types, sizes, and durations of our contracts, combined with their geographic diversity and stages of completion, often results in fluctuations in our operating results.
Our overhead cost structure is generally fixed. Significant fluctuations in revenue usually leads to over or under recovery of fixed overhead costs, which can have a material impact on our gross margin and profitability.

Non-GAAP Financial Measures

Adjusted Net Loss

In order to more clearly depict our core profitability, the following tables present our operating results after certain adjustments:

Reconciliation of Adjusted Net Loss and Diluted Loss per Common Share(1)
(In thousands, except per share data)

	Three Months Ended
	September 30, 2021	September 30, 2020
Net loss, as reported	$(17,538)	$(3,037)
Restructuring costs incurred	605	(320)
Accelerated amortization of deferred debt amendment fees	1,518	—
Tax impact of adjustments	(546)	82
Adjusted net loss	$(15,961)	$(3,275)

Loss per fully diluted share, as reported	$(0.66)	$(0.12)
Adjusted loss per fully diluted share	$(0.60)	$(0.12)

(1)This table presents non-GAAP financial measures of our adjusted net loss and adjusted diluted loss per common share for the three months ended September 30, 2021 and 2020. The most directly comparable financial measures are net loss and net loss per diluted share, respectively, presented in the Condensed Consolidated Statements of Income. We have presented these non-GAAP financial measures because we believe they more clearly depict our core operating results during the periods presented and provide a more comparable measure of our operating results to other companies considered to be in similar businesses. Since adjusted net loss and adjusted diluted loss per common share are not measures of performance calculated in accordance with GAAP, they should be considered in addition to, rather than as a substitute for, the most directly comparable GAAP financial measures.

Adjusted EBITDA

We have presented Adjusted EBITDA, which we define as net loss before restructuring costs, stock-based compensation, interest expense, income taxes, and depreciation and amortization, because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Condensed Consolidated Statements of Income entitled “Net loss” is the most directly comparable GAAP measure to Adjusted EBITDA. Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. Adjusted EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not a measure of our ability to fund our cash needs. As Adjusted EBITDA excludes certain financial information compared with net loss, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, Adjusted EBITDA, has certain material limitations as follows:
•It does not include restructuring costs. Restructuring costs represent material costs that were incurred and are oftentimes cash expenses. Therefore, any measure that excludes restructuring costs has material limitations.
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
A reconciliation of Adjusted EBITDA to net loss follows:

	Three Months Ended
	September 30, 2021	September 30, 2020
	(In thousands)
Net loss	$(17,538)	$(3,037)
Restructuring costs	605	(320)
Stock-based compensation	1,869	2,218
Interest expense	1,999	375
Provision (benefit) from income taxes	(5,265)	270
Depreciation and amortization	4,052	4,639
Adjusted EBITDA	$(14,278)	$4,145

LIQUIDITY AND CAPITAL RESOURCES

Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity at September 30, 2021 were unrestricted cash and cash equivalents on hand, capacity under our credit agreement, and cash generated from operations. Unrestricted cash and cash equivalents at September 30, 2021 totaled $34.7 million and availability under the ABL Facility totaled $32.1 million, resulting in total liquidity of $66.8 million. We expect letters of credit outstanding to decrease by approximately $20.0 million in the second quarter of fiscal 2022, which will increase availability under the ABL Facility by the same amount.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30, 2021	June 30, 2021
Cash and cash equivalents	$34,678	$83,878
Restricted cash, current	2,600	—
Restricted cash, non-current	25,000	—
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$62,278	$83,878
While we saw improvement in our project awards and business environment during the first quarter of fiscal 2022, the near- and intermediate-term business impacts from the COVID-19 pandemic and its disruption of our markets are still uncertain. Therefore we continue to maintain a strong balance sheet, which we believe is sufficient to support our near- to intermediate-term needs. We are continuing to take the following actions:
•strategically reviewing business processes and organizational structure;
•proactively managing our the cost structure and working capital; and
•eliminating all non-critical capital expenditures.

Factors that routinely impact our short-term liquidity and may impact our long-term liquidity include, but are not limited to:

•changes in costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs due to contract terms that determine the timing of billings to customers and the collection of those billings:

◦some cost-plus and fixed-price customer contracts are billed based on milestones which may require us to incur significant expenditures prior to collections from our customers;

◦some fixed-price customer contracts allow for significant upfront billings at the beginning of a project, which temporarily increases liquidity near term;

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

Other factors that may impact long-term liquidity include:

•borrowing constraints under our ABL Facility and maintaining compliance with all covenants contained in the ABL Facility;

•acquisitions and disposals of businesses; and

•purchases of shares under our stock buyback program.
ABL Credit Facility and Senior Secured Revolving Credit Facility
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

The maximum amount that we may borrow under the ABL Facility is subject to a borrowing base, which is based on restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. We are required to maintain a minimum of $25.0 million of restricted cash at all times, but such amounts are also included in the borrowing base. At September 30, 2021, availability under the ABL Facility was $32.1 million and there were $43.1 million in letters of credit outstanding. The ABL Facility matures and any outstanding amounts become due and payable on September 9, 2026.
Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, an annual rate equal to any of a base rate (“Base Rate”), Canadian prime rate, CDOR rate or a LIBOR rate, plus an applicable margin. The Base Rate is defined as a fluctuating interest rate equal to the greatest of (i) rate of interest announced by Bank of Montreal from time to time as its prime rate; (ii) the U.S. federal funds rate plus 0.50%; (iii) LIBOR rate for one month period plus 1.00%; and (iv) 1.00%. Depending on the amount of average availability, the applicable margin is between 1.00% to 1.50% for either U.S. Base Rate Loans or Canadian prime rate, and between 2.00% and 2.50% for CDOR and LIBOR rate borrowings. Interest is payable either (i) monthly for Base Rate borrowings or (ii) the last day of the interest period for LIBOR or CDOR rate borrowings, as set forth in the Credit Agreement. The fee for undrawn amounts is 0.25% per annum and is due quarterly.

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

We had no borrowings and $41.3 million of letters of credit outstanding under the Prior Credit Agreement as of the date we commenced the ABL Facility. Interest expense during the three months ended September 30, 2021 included $1.5 million of accelerated amortization of deferred debt amendment fees associated with the Prior Credit Agreement.
Cash Flow for the Three Months Ended September 30, 2021
Cash Flows Used by Operating Activities
Cash used by operating activities for the three months ended September 30, 2021 totaled $19.2 million. The various components are as follows:

Net Cash Used by Operating Activities
(In thousands)

Net loss	$(17,538)
Non-cash expenses	7,342
Deferred income tax	(5,343)
Cash effect of changes in operating assets and liabilities	(3,614)
Net cash used by operating activities	$(19,153)

Cash effect of changes in operating assets and liabilities at September 30, 2021 in comparison to June 30, 2021 include the following:

•Accounts receivable, net of credit losses recognized during the period and other adjustments, decreased $3.1 million during the three months ended September 30, 2021, which increased cash flows from operating activities. The variance is primarily attributable to the timing of billing and collections.

•Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") increased $3.0 million, which decreased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") decreased $2.9 million, which decreased cash flows from operating activities. CIE and BIE balances can experience significant fluctuations based on business volumes and the timing of when job costs are incurred and the timing of customer billings and payments.

•Inventories, income taxes receivable, other current assets, operating right-of-use lease assets and other assets, non-current, increased $3.3 million during the three months ended September 30, 2021, which decreased cash flows from operating activities. These operating assets can fluctuate based on the timing of inventory builds and draw-downs, accrual and receipt of income taxes receivable; prepayments of certain expenses; lease commencement, passage of time, expiration, or termination of operating leases; business volumes; and other timing differences.

•Accounts payable, accrued wages and benefits, accrued insurance, operating lease liabilities, other accrued expenses, and other liabilities, non-current increased by $2.8 million during the three months ended September 30, 2021, which increased cash flows from operating activities. These operating liabilities can fluctuate based on the timing of vendor payments; accruals; lease commencement, lease payments, expiration, or termination of operating leases; business volumes; and other timing differences.

Cash Flows Used by Investing Activities
Investing activities used $0.1 million of cash in the three months ended September 30, 2021 primarily due to $0.2 million of capital expenditures, partially offset by $0.1 million of proceeds from other asset sales.
Cash Flows Used by Financing Activities
Financing activities used $1.8 million of cash in the three months ended September 30, 2021 primarily due to $0.9 million paid to repurchase our stock for payment of withholding taxes due on equity-based compensation and $0.9 million paid in fees to enter into our ABL Facility.
Dividend Policy
We have never paid cash dividends on our common stock and the terms of our ABL Facility limit dividends to stock dividends only. Any future dividend payments will depend on the terms of our ABL Facility, our financial condition, capital requirements and earnings as well as other relevant factors.
Stock Repurchase Program and Treasury Shares
Treasury Shares
The terms of our Credit Agreement limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and do not violate our Fixed Charge Coverage Ratio financial covenant. We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. We made no repurchases under the program in the first quarter of fiscal 2022 and have no current plans to repurchase stock in the near-term.

As of September 30, 2021, there were 1,349,037 shares available for repurchase under the Stock Buyback Program. We had 1,191,189 treasury shares as of September 30, 2021 and intend to utilize these treasury shares in connection with equity awards under the our stock incentive plans and for sales to the Employee Stock Purchase Plan.

CRITICAL ACCOUNTING POLICIES
There have been no material changes in our critical accounting policies from those reported in our fiscal 2021 Annual Report on Form 10-K filed with the SEC. For more information on our critical accounting policies, see Part II, Item 7 of our fiscal 2021 Annual Report on Form 10-K. The following section provides certain information with respect to our critical accounting policies as of the close of our most recent quarterly period.
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
Change Orders
Contracts are often modified through change orders, which are changes to the agreed upon scope of work. Most of our change orders, which may be priced or unpriced, are for goods or services that are not distinct from the existing contract due to the significant integration of services provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a change order on the contract price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis. For unpriced change orders, we estimate the increase or decrease to the contract price using the variable consideration method described in the Step 3: Determine Contract Price paragraph above. Unpriced change orders are more fully discussed in Note 7 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.
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
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $15.3 million at September 30, 2021 and $14.6 million at June 30, 2021. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.

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
We utilize a discounted cash flow analysis, referred to as an income approach, and market multiples, referred to as a market approach, to determine the estimated fair value of our reporting units. For the income approach, significant judgments and assumptions including forecasted project awards, discount rate, anticipated revenue growth rate, gross margins, operating expenses, working capital needs and capital expenditures are inherent in the fair value estimates, which are based on our operating and capital budgets and on our strategic plan. As a result, actual results may differ from the estimates utilized in our income approach. For the market approach, significant judgments and assumptions include the selection of guideline companies, forecasted guideline company EBITDA and our forecasted EBITDA. The use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and could result in the recognition of additional impairment charges in the financial statements. As a test for reasonableness, we also consider the combined fair values of our reporting units compared to our market capitalization.
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
Loss Contingencies
Various legal actions, claims, and other contingencies arise in the normal course of our business. Contingencies are recorded in the condensed consolidated financial statements, or are otherwise disclosed, in accordance with Accounting Standard Codification ("ASC") Topic 450-20, “Loss Contingencies”. Specific reserves are provided for loss contingencies to the extent we conclude that a loss is both probable and estimable. We use a case-by-case evaluation of the underlying data and update our evaluation as further information becomes known. We believe that any amounts exceeding our recorded accruals should not materially affect our financial position, results of operations or liquidity. However, the results of litigation are inherently unpredictable and the possibility exists that the ultimate resolution of one or more of these matters could result in a material effect on our financial position, results of operations or liquidity.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in market risk faced by us from those reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the Securities and Exchange Commission. For more information on market risk, see Part II, Item 7A in our fiscal 2021 Annual Report on Form 10-K.
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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2021.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended September 30, 2021.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to a number of legal proceedings. We believe that the nature and number of these proceedings are typical for a company of our size engaged in our type of business and that none of these proceedings will result in a material effect on our business, results of operations, financial condition, cash flows or liquidity.
Item 1A. Risk Factors
We have amended the following Risk Factor that appeared in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. This amended Risk Factor should be considered along with the other Risk Factors that appeared in our Annual Report for the fiscal year ended June 30, 2021. Except as set forth below, there have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
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
On September 9, 2021, President Biden announced a proposed new rule requiring all employers with at least 100 employees to require that their employees be fully vaccinated or tested weekly. On November 4, 2021, the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) issued an emergency regulation to carry out this mandate, which is expected to take effect on January 4, 2022. As a company with more than 100 employees, we are subject to the OSHA regulation concerning COVID-19 vaccination. At this time, it is not possible to predict with certainty the exact impact that the new regulation will have on us or on our workforce. The proposed new regulation may result in employee attrition and difficulty securing future labor needs which could have an adverse effect on our business, results of operations and/or cash flows.
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
The table below sets forth information with respect to purchases we made of our common stock during the first quarter of fiscal year 2022.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (C)
July 1 to July 31, 2021
Stock Buyback Program (A)	—	$—	—	1,349,037
Employee Transactions (B)			—	—
August 1 to August 31, 2021
Stock Buyback Program (A)	—	$—	—	1,349,037
Employee Transactions (B)	76,703	$11.11	—	—
September 1 to September 30, 2021
Stock Buyback Program (A)	—	$—	—	1,349,037
Employee Transactions (B)	—	$—	—	—

(A)Represents shares purchased under our Stock Buyback Program.
(B)Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under our stock incentive plans.
(C)We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. The terms of our ABL Facility also limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and we do not violate our Fixed Charge Coverage Ratio financial covenant. We made no repurchases under the program in the first quarter of fiscal 2022 and have no current plans to repurchase stock in the near-term.

Dividend Policy
We have never paid cash dividends on our common stock and the terms of our ABL Facility limit dividends to stock dividends only. Any future dividend payments will depend on the terms of our ABL Facility, our financial condition, capital requirements and earnings as well as other relevant factors.

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

Exhibit 10.1
Credit Agreement dated as of September 9, 2021 by and among, Matrix Service Company and certain subsidiaries thereof, certain financial institutions as lenders, and Bank of Montreal, as administrative agent (Exhibit 10.19 to the Company's Annual Report on Form 10-K (File No. 1-15461) filed September 13, 2021).

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

MATRIX SERVICE COMPANY

Date:	November 9, 2021	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer