Form 10-Q
period 2021-12-31
MATRIX SERVICE CO
filed 2022-02-08
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 7, 2022 there were 27,888,217 shares of the Company’s common stock, $0.01 par value per share, issued and 26,783,265 shares outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Revenue	$161,965	$167,468	$330,058	$350,239
Cost of revenue	158,758	152,155	330,359	320,576
Gross profit (loss)	3,207	15,313	(301)	29,663
Selling, general and administrative expenses	15,922	16,724	32,551	34,852
Restructuring costs	695	5,045	1,300	4,725
Operating loss	(13,410)	(6,456)	(34,152)	(9,914)
Other income (expense):
Interest expense (Note 5)	(502)	(358)	(2,501)	(733)
Interest income	29	38	50	71
Other	(60)	973	(143)	2,006
Loss before income tax expense (benefit)	(13,943)	(5,803)	(36,746)	(8,570)
Provision (benefit) for federal, state and foreign income taxes	10,976	(1,212)	5,711	(942)
Net loss	$(24,919)	$(4,591)	$(42,457)	$(7,628)

Basic loss per common share	$(0.93)	$(0.17)	$(1.59)	$(0.29)
Diluted loss per common share	$(0.93)	$(0.17)	$(1.59)	$(0.29)
Weighted average common shares outstanding:
Basic	26,749	26,489	26,680	26,377
Diluted	26,749	26,489	26,680	26,377
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Net loss	$(24,919)	$(4,591)	$(42,457)	$(7,628)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss) (net of tax expense (benefit) of $(8) and $46 for the three and six months ended December 31, 2021, respectively, and $41 and $53 for the three and six months ended December 31, 2020, respectively)	99	819	(696)	1,223
Comprehensive loss	$(24,820)	$(3,772)	$(43,153)	$(6,405)
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	December 31, 2021	June 30, 2021
Assets
Current assets:
Cash and cash equivalents (Note 1)	$65,040	$83,878
Restricted cash (Note 1)	2,600	—
Accounts receivable, less allowances (December 31, 2021—$547 and June 30, 2021—$898)	121,601	148,030
Costs and estimated earnings in excess of billings on uncompleted contracts	34,503	30,774
Inventories	6,297	7,342
Income taxes receivable	16,236	16,965
Other current assets	8,460	4,230
Total current assets	254,737	291,219
Property, plant and equipment at cost:
Land and buildings	41,545	41,633
Construction equipment	94,091	94,453
Transportation equipment	50,051	50,510
Office equipment and software	43,062	42,706
Construction in progress	282	493
Total property, plant and equipment - at cost	229,031	229,795
Accumulated depreciation	(166,296)	(160,388)
Property, plant and equipment - net	62,735	69,407
Restricted cash, non-current (Note 1)	25,000	—
Operating lease right-of-use assets	20,414	22,412
Goodwill	60,546	60,636
Other intangible assets, net of accumulated amortization	5,660	6,614
Deferred income taxes	—	5,295
Other assets, non-current	11,472	11,973
Total assets	$440,564	$467,556
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	December 31, 2021	June 30, 2021
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$55,953	$60,920
Billings on uncompleted contracts in excess of costs and estimated earnings	84,859	53,832
Accrued wages and benefits	15,968	21,008
Accrued insurance	6,175	6,568
Operating lease liabilities	5,364	5,747
Other accrued expenses	5,610	5,327
Total current liabilities	173,929	153,402
Deferred income taxes	33	34
Operating lease liabilities	18,925	20,771
Other liabilities, non-current	2,067	7,810
Total liabilities	194,954	182,017
Commitments and contingencies
Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of December 31, 2021 and June 30, 2021; 26,773,975 and 26,549,438 shares outstanding as of December 31, 2021 and June 30, 2021	279	279
Additional paid-in capital	135,913	137,575
Retained earnings	132,721	175,178
Accumulated other comprehensive loss	(7,445)	(6,749)
	261,468	306,283
Less: Treasury stock, at cost — 1,114,242 shares as of December 31, 2021, and 1,338,779 shares as of June 30, 2021	(15,858)	(20,744)
Total stockholders' equity	245,610	285,539
Total liabilities and stockholders’ equity	$440,564	$467,556
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	December 31, 2021	December 31, 2020
Operating activities:
Net loss	$(42,457)	$(7,628)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,841	9,287
Stock-based compensation expense	3,735	4,199
Operating lease impairment due to restructuring	—	242
Deferred income tax	5,340	(760)
Gain on sale of property, plant and equipment	(102)	(1,186)
Provision for uncollectible accounts	(35)	(41)
Accelerated amortization of deferred debt amendment fees (Note 5)	1,518	—
Other	45	200
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	26,464	9,644
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,729)	18,150
Inventories	1,045	(304)
Other assets and liabilities	(3,784)	(6,095)
Accounts payable	(4,866)	(21,788)
Billings on uncompleted contracts in excess of costs and estimated earnings	31,027	(1,645)
Accrued expenses	(10,657)	3,549
Net cash provided by operating activities	11,385	5,824
Investing activities:
Capital expenditures	(569)	(3,068)
Proceeds from asset sales	108	1,634
Net cash used by investing activities	$(461)	$(1,434)

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	December 31, 2021	December 31, 2020
Financing activities:
Advances under senior secured revolving credit facility	$—	$1,125
Repayments of advances under senior secured revolving credit facility	—	(10,913)
Payment of debt amendment fees	(1,010)	(663)
Issuances of common stock	199	—
Proceeds from issuance of common stock under employee stock purchase plan	143	155
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(853)	(1,549)
Other	(236)	—
Net cash used by financing activities	(1,757)	(11,845)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(405)	900
Increase (decrease) in cash, cash equivalents and restricted cash	8,762	(6,555)
Cash, cash equivalents and restricted cash, beginning of period (Note 1)	83,878	100,036
Cash, cash equivalents and restricted cash, end of period (Note 1)	$92,640	$93,481
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes	$(341)	$197
Interest, including payment of debt amendment fees	$1,798	$1,039
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$5	$11

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances, September 30, 2021	$279	$135,308	$157,640	$(17,385)	$(7,544)	$268,298
Net loss	—	—	(24,919)	—	—	(24,919)
Other comprehensive income	—	—	—	—	99	99
Exercise of stock options (19,550 shares)	—	(189)	—	388	—	199
Issuance of deferred shares (51,319 shares)	—	(1,018)	—	1,018	—	—
Treasury shares sold to Employee Stock Purchase Plan (6,078 shares)	—	(54)	—	121	—	67
Stock-based compensation expense	—	1,866	—	—	—	1,866
Balances, December 31, 2021	$279	$135,913	$132,721	$(15,858)	$(7,445)	$245,610

Balances, September 30, 2020	$279	$132,687	$203,365	$(22,342)	$(7,969)	$306,020
Net loss	—	—	(4,591)	—	—	(4,591)
Other comprehensive income	—	—	—	—	819	819
Issuance of deferred shares (35,615 shares)	—	(632)	—	632	—	—
Treasury shares sold to Employee Stock Purchase Plan (8,585 shares)	—	(79)	—	152	—	73
Treasury shares purchased to satisfy tax withholding obligations (1,436 shares)	—	—	—	(13)	—	(13)
Stock-based compensation expense	—	1,981	—	—	—	1,981
Balances, December 31, 2020	$279	$133,957	$198,774	$(21,571)	$(7,150)	$304,289

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances, June 30, 2021	$279	$137,575	$175,178	$(20,744)	$(6,749)	$285,539
Net loss	—	—	(42,457)	—	—	(42,457)
Other comprehensive loss	—	—	—	—	(696)	(696)
Exercise of stock options (19,550 shares)	—	(189)	—	388	—	199
Issuance of deferred shares (268,403 shares)	—	(5,102)	—	5,102	—	—
Treasury shares sold to Employee Stock Purchase Plan (13,287 shares)	—	(106)	—	249	—	143
Treasury shares purchased to satisfy tax withholding obligations (76,703 shares)	—	—	—	(853)	—	(853)
Stock-based compensation expense	—	3,735	—	—	—	3,735
Balances, December 31, 2021	$279	$135,913	$132,721	$(15,858)	$(7,445)	$245,610

Balances, June 30, 2020	$279	$138,966	$206,402	$(29,385)	$(8,373)	$307,889
Net loss	—	—	(7,628)	—	—	(7,628)
Other comprehensive income	—	—	—	—	1,223	1,223
Issuance of deferred shares (514,318 shares)	—	(9,067)	—	9,067	—	—
Treasury shares sold to Employee Stock Purchase Plan (17,315 shares)	—	(141)	—	296	—	155
Treasury shares purchased to satisfy tax withholding obligations (170,201 shares)	—	—	—	(1,549)	—	(1,549)
Stock-based compensation expense	—	4,199	—	—	—	4,199
Balances, December 31, 2020	$279	$133,957	$198,774	$(21,571)	$(7,150)	$304,289

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2021, included in our Annual Report on Form 10-K for the year then ended. The results of operations for the three and six month periods ended December 31, 2021 may not necessarily be indicative of the results of operations for the full year ending June 30, 2022.
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
Cash, Cash Equivalents and Restricted Cash
The ABL Facility requires us to maintain a minimum of $25.0 million of restricted cash at all times. Since this cash must be restricted through the maturity date of the ABL Facility, which is beyond one year, we have classified this restricted cash as non-current in our Condensed Consolidated Balance Sheets. In addition, we must maintain a restricted cash balance of $2.6 million in support of the purchase card program that is associated with our prior card administrator while we transition to our new card administrator. We have included this restricted cash in current assets in our Condensed Consolidated Balance Sheets since we expect to terminate the prior purchase card program during fiscal 2022.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	December 31, 2021	June 30, 2021
Cash and cash equivalents	$65,040	$83,878
Restricted cash, current	2,600	—
Restricted cash, non-current	25,000	—
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$92,640	$83,878
Note 2 – Revenue
Remaining Performance Obligations
We had $396.8 million of remaining performance obligations yet to be satisfied as of December 31, 2021. We expect to recognize $326.6 million of our remaining performance obligations as revenue within the next twelve months.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Contract Balances
Contract terms with customers include the timing of billing and payments, which usually differs from the timing of revenue recognition. As a result, we carry contract assets and liabilities in our balance sheet. These contract assets and liabilities are calculated on a contract-by-contract basis and reported on a net basis at the end of each period and are classified as current. We present our contract assets in the balance sheet as Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts ("CIE"). CIE consists of revenue recognized in excess of billings. We present our contract liabilities in the balance sheet as Billings on Uncompleted Contracts in Excess of Costs and Estimated Earnings ("BIE"). BIE consists of billings in excess of revenue recognized. The following table provides information about CIE and BIE:

	December 31, 2021	June 30, 2021	Change
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$34,503	$30,774	$3,729
Billings on uncompleted contracts in excess of costs and estimated earnings	(84,859)	(53,832)	(31,027)
Net contract liabilities	$(50,356)	$(23,058)	$(27,298)
The difference between the beginning and ending balances of our CIE and BIE primarily results from the timing of revenue recognized relative to its billings. The amount of revenue recognized during the six months ended December 31, 2021 that was included in the June 30, 2021 BIE balance was $48.4 million. This revenue consists primarily of work performed during the period on contracts with customers that had advance billings.
Progress billings in accounts receivable at December 31, 2021 and June 30, 2021 included retentions to be collected within one year of $13.6 million and $19.9 million, respectively. Contract retentions collectible beyond one year are included in other assets, non-current in the Condensed Consolidated Balance Sheet and totaled $2.1 million as of December 31, 2021 and $3.1 million as of June 30, 2021.
Disaggregated Revenue
Revenue disaggregated by reportable segment is presented in Note 9 - Segment Information. The following series of tables presents revenue disaggregated by geographic area where the work was performed and by contract type:
Geographic Disaggregation:

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(In thousands)
United States	$145,917	$146,200	$299,201	$307,577
Canada	15,260	19,132	28,770	38,743
Other international	788	2,136	2,087	3,919
Total Revenue	$161,965	$167,468	$330,058	$350,239

Contract Type Disaggregation:

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(In thousands)
Fixed-price contracts	$100,841	$113,871	$202,906	$247,227
Time and materials and other cost reimbursable contracts	61,124	53,597	127,152	103,012
Total Revenue	$161,965	$167,468	$330,058	$350,239

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
Other
Our results of operations for the first quarter of fiscal 2022 were materially impacted by an increase in the forecasted costs to complete a large capital project in the Utility and Power Infrastructure segment, which resulted in a decrease in gross profit of $5.9 million. The change in forecasted costs was principally due to unexpected equipment repairs during commissioning that delayed the scheduled completion and increased the estimated costs to complete. We achieved a critical performance milestone in the second quarter of fiscal 2022, which significantly reduced our financial exposure and resulted in no change to the expected outcome of the project.
Our results of operations were materially impacted by an increase in the costs required to complete a thermal energy storage tank repair and maintenance project in the Storage and Terminal Solutions segment, which resulted in a decrease in gross profit of $2.8 million and $5.5 million in the three and six months ended December 31, 2021, respectively. The increase in costs was primarily due to changes in repair scope, expanded client weld testing and associated schedule delays. We expect to complete these repairs in the second half of fiscal 2022.
Note 3 – Leases
We enter into lease arrangements for real estate, construction equipment and information technology equipment in the normal course of business. Real estate leases accounted for approximately 94% of all right-of-use assets as of December 31, 2021. Most real estate and information technology equipment leases generally have fixed payments that follow an agreed upon payment schedule and have remaining lease terms ranging from less than a year to 14 years. Construction equipment leases generally have "month-to-month" lease terms that automatically renew as long as the equipment remains in use.
The components of lease expense in the Condensed Consolidated Statements of Income are as follows:

		Three Months Ended		Six Months Ended
		December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Lease expense	Location of Expense	(in thousands)
Operating lease expense	Cost of revenue and Selling, general and administrative expenses	$1,878	$2,310	$3,970	$4,798
Short-term lease expense(1)	Cost of revenue	5,292	6,274	10,863	12,248
Total lease expense		$7,170	$8,584	$14,833	$17,046

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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

The future undiscounted lease payments, as reconciled to the discounted operating lease liabilities presented in our Condensed Consolidated Balance Sheets, were as follows:

December 31, 2021
Maturity Analysis:	(in thousands)
Remainder of Fiscal 2022	$3,499
Fiscal 2023	4,881
Fiscal 2024	3,667
Fiscal 2025	3,160
Fiscal 2026	2,882
Thereafter	11,220
Total future operating lease payments	29,309
Imputed interest	(5,020)
Net present value of future lease payments	24,289
Less: current portion of operating lease liabilities	5,364
Non-current operating lease liabilities	$18,925

The following is a summary of the weighted average remaining operating lease term and weighted average discount rate as of December 31, 2021:

Weighted-average remaining lease term (in years)	7.3 years
Weighted-average discount rate	5.2%

Supplemental cash flow information related to leases is as follows:

Six Months Ended
December 31, 2021
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease payments	$4,197
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$1,344

Note 4 – Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying value of goodwill by segment are as follows:

	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions	Total
	(In thousands)
Net balance at June 30, 2021	$6,984	$26,878	$26,774	$60,636
Translation adjustment(1)	(28)	(7)	(55)	(90)
Net balance at December 31, 2021	$6,956	$26,871	$26,719	$60,546

(1)The translation adjustments relate to the periodic translation of Canadian Dollar and South Korean Won denominated goodwill recorded as a part of prior acquisitions in Canada and South Korea, in which the local currency was determined to be the functional currency.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

We test our goodwill for impairment annually as of May 31st. While there continues to be uncertainty around the near-term level of spending by some of our customers due to the impacts of the COVID-19 pandemic and the timing of the economic recovery in certain energy markets, we concluded, that based on the totality of both positive and negative factors, no impairment indicators existed at December 31, 2021. However, based on future operating performance and economic factors, including our future share price, we may need to perform an interim goodwill impairment test, which could result in an impairment.
Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At December 31, 2021
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,483	$(2,116)	$367
Customer-based	6 to 15	17,274	(11,981)	5,293
Total amortizing intangible assets		$19,757	$(14,097)	$5,660

		At June 30, 2021
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,483	$(2,031)	$452
Customer-based	6 to 15	17,354	(11,192)	6,162
Total amortizing intangible assets		$19,837	$(13,223)	$6,614
Amortization expense totaled $0.4 million and $1.0 million during the three and six months ended December 31, 2021 and $0.5 million and $1.1 million during the three and six months ended December 31, 2020, respectively.
We estimate that the remaining amortization expense related to December 31, 2021 amortizing intangible assets will be as follows (in thousands):

Period ending:
Remainder of Fiscal 2022	$864
Fiscal 2023	1,729
Fiscal 2024	1,416
Fiscal 2025	1,096
Fiscal 2026	555
Total estimated remaining amortization expense at December 31, 2021	$5,660
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
At December 31, 2021, our borrowing base was $70.1 million and we had $33.4 million in letters of credit outstanding issued by Bank of Montreal, which resulted in availability of $36.7 million under the ABL Facility. In addition, there were $9.5 million in letters of credit outstanding issued by JPMorgan Chase Bank, N.A. ("JPMorgan"). JPMorgan was the administrative agent of our former senior secured revolving credit facility, which was terminated and replaced with the ABL Facility. The JPMorgan letters of credit outstanding as of December 31, 2021 were in the process of being replaced by Bank of Montreal letters of credit, and that process was substantially complete at the end of January. The letters of credit outstanding from Bank of Montreal had reduced from $33.4 million as of December 31, 2021 to $23.6 million as of January 31, 2022. In addition, the letters of credit outstanding from JPMorgan had reduced from $9.5 million as of December 31, 2021 to $0.2 million as of January 31, 2022.
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
The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that restrict our ability to sell assets, engage in mergers and acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay cash dividends, issue equity instruments, make distribution or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $15.0 million and (ii) 15.00% of the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00 must be maintained. We are in compliance with all covenants of the ABL Facility as of December 31, 2021.
Senior Secured Revolving Credit Facility
The ABL Facility replaced the Fifth Amended and Restated Credit Agreement (the "Prior Credit Agreement"), that was entered into on November 2, 2020, and subsequently amended on May 4, 2021, by and among us and certain foreign subsidiaries, as Borrowers, various subsidiaries of ours, as Guarantors, JPMorgan, as Administrative Agent, Sole Lead Arranger and Sole Book Runner, and the other Lenders party thereto. The Prior Credit Agreement provided for a three-year senior secured revolving credit facility of $200.0 million that was set to expire November 2, 2023.
We had no borrowings and $41.3 million of letters of credit outstanding under the Prior Credit Agreement as of the date we commenced the ABL Facility. As of December 31, 2021 there were $9.5 million in letters of credit outstanding under the Prior Credit Agreement, which decreased to $0.2 million outstanding as of January 31, 2022. Interest expense during the six months ended December 31, 2021 included $1.5 million of accelerated amortization of deferred debt amendment fees associated with the Prior Credit Agreement.
Note 6 – Income Taxes
Effective Tax Rate
Our effective tax rates were (78.7)% and (15.5)% for the three and six months ended December 31, 2021, compared to 20.9% and 11.0% during the three and six months ended December 31, 2020, respectively. The effective tax rates in fiscal 2022 were negatively impacted by a $14.2 million valuation allowance placed on our deferred tax assets during the second quarter. The effective tax rates in fiscal 2021 were negatively impacted by deferred tax asset adjustments of $0.2 million and $1.2 million during the three and six months ended December 31, 2020, respectively.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

In determining the need for a valuation allowance on deferred tax assets, the accounting standards provide that the existence of a cumulative loss over a three-year period generally precludes the use of management’s projections of future taxable income. Consequently, we have recorded a full valuation allowance against the deferred tax assets in the U.S. taxable jurisdiction in the amount of $14.2 million. These assets are primarily comprised of federal net operating losses, which have an indefinite carryforward, federal tax credits and those state net operating losses for which a valuation allowance did not previously exist. To the extent the Company generates taxable income in the future, or cumulative losses are no longer present and our future projections for growth or tax planning strategies are demonstrated, we will realize the benefit associated with the net operating losses for which the valuation allowance has been provided.
Net Operating Loss Carryback Refund
Through provisions in the CARES Act, we had an income tax benefit from the ability to carryback the fiscal 2021 federal net operating loss to a period with a higher statutory federal income tax rate. We estimate that we will receive a $12.6 million tax refund in connection with this carryback, which is included in income taxes receivable in the Condensed Consolidated Balance Sheets.
Refund of Overpayment of Estimated Taxes
In January 2022, we received a $2.4 million tax refund in connection with overpayments of estimated taxes from prior years, which was included in income taxes receivable in the Condensed Consolidated Balance Sheets as of December 31, 2021.
Deferred Payroll Taxes
As of September 30, 2021, we deferred a total of $11.1 million of U.S. payroll tax through provisions of CARES Act. We repaid half of the deferred payroll tax outstanding during the three months ended December 31, 2021 and must repay the remaining balance by December 31, 2022. The remaining balance of deferred payroll taxes is included within accrued wages and benefits in the Condensed Consolidated Balance Sheets.
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
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $10.1 million at December 31, 2021 and $14.6 million at June 30, 2021. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings. Generally, collection of amounts related to unpriced change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other
During the third quarter of fiscal 2020, we commenced litigation in an effort to collect accounts receivable from an iron and steel customer following the deterioration of the relationship in the second quarter of fiscal 2020. The unpaid receivable balance at December 31, 2021 was $17.0 million. Litigation is unpredictable, however, based on the terms of the contract with this customer, we believe we are entitled to collect the full amount owed under the contract.
We and our subsidiaries are participants in various legal actions. It is the opinion of management that none of the other known legal actions will have a material impact on our financial position, results of operations or liquidity.
Note 8 – Earnings per Common Share
Basic earnings per share (“Basic EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) includes the dilutive effect of stock options and nonvested deferred shares. In the event we report a loss, stock options and nonvested deferred shares are not included since they are anti-dilutive.
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(In thousands, except per share data)
Basic EPS:
Net loss	$(24,919)	$(4,591)	$(42,457)	$(7,628)
Weighted average shares outstanding	26,749	26,489	26,680	26,377
Basic loss per share	$(0.93)	$(0.17)	$(1.59)	$(0.29)
Diluted EPS:
Diluted weighted average shares	26,749	26,489	26,680	26,377
Diluted loss per share	$(0.93)	$(0.17)	$(1.59)	$(0.29)

Note 9 – Segment Information
We report our results of operations through three reportable segments: Utility and Power Infrastructure, Process and Industrial Facilities, and Storage and Terminal Solutions.
•Utility and Power Infrastructure: consists of power delivery services provided to investor owned utilities, including construction of new substations, upgrades of existing substations, transmission and distribution line installations, upgrades and maintenance, as well as emergency and storm restoration services. We also provide engineering, fabrication, and construction services for LNG utility peak shaving facilities, and provide construction and maintenance services to a variety of power generation facilities, including natural gas fired facilities in simple or combined cycle configuration.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

•Storage and Terminal Solutions: consists of work related to aboveground crude oil and refined product storage tanks and terminals. We also include work related to cryogenic and other specialty storage tanks and terminals, including LNG, liquid nitrogen/liquid oxygen, liquid petroleum, hydrogen and other specialty vessels such as spheres in this segment, as well as work related to marine structures and truck and rail loading/offloading facilities. Our services include engineering, fabrication, construction, and maintenance and repair, which includes planned and emergency services for both tanks and full terminals. Finally, we offer tank products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.

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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Results of Operations
(In thousands)

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Gross revenue
Utility and Power Infrastructure	$54,752	$52,023	$111,956	$112,694
Process and Industrial Facilities	52,037	51,747	97,247	98,475
Storage and Terminal Solutions	57,607	65,434	125,919	143,030
Total gross revenue	$164,396	$169,204	$335,122	$354,199
Less: Inter-segment revenue
Process and Industrial Facilities	$1,721	$485	$3,026	$1,282
Storage and Terminal Solutions	710	1,251	2,038	2,678
Total inter-segment revenue	$2,431	$1,736	$5,064	$3,960
Consolidated revenue
Utility and Power Infrastructure	$54,752	$52,023	$111,956	$112,694
Process and Industrial Facilities	50,316	51,262	94,221	97,193
Storage and Terminal Solutions	56,897	64,183	123,881	140,352
Total consolidated revenue	$161,965	$167,468	$330,058	$350,239
Gross profit (loss)
Utility and Power Infrastructure	$(491)	$5,597	$(6,598)	$12,510
Process and Industrial Facilities	4,235	7,864	7,106	11,523
Storage and Terminal Solutions	(172)	1,852	241	5,630
Corporate	(365)	—	(1,050)	—
Total gross profit (loss)	$3,207	$15,313	$(301)	$29,663
Selling, general and administrative expenses
Utility and Power Infrastructure	$3,150	$2,576	$6,200	$4,798
Process and Industrial Facilities	2,792	3,387	5,554	7,437
Storage and Terminal Solutions	4,280	3,919	8,786	9,062
Corporate	5,700	6,842	12,011	13,555
Total selling, general and administrative expenses	$15,922	$16,724	$32,551	$34,852
Restructuring costs
Utility and Power Infrastructure	$37	$812	$46	$823
Process and Industrial Facilities	(24)	3,364	(17)	2,864
Storage and Terminal Solutions	107	641	74	654
Corporate	575	228	1,197	384
Total restructuring costs	$695	$5,045	$1,300	$4,725
Operating income (loss)
Utility and Power Infrastructure	$(3,678)	$2,209	$(12,844)	$6,889
Process and Industrial Facilities	1,467	1,113	1,569	1,222
Storage and Terminal Solutions	(4,559)	(2,708)	(8,619)	(4,086)
Corporate	(6,640)	(7,070)	(14,258)	(13,939)
Total operating loss	$(13,410)	$(6,456)	$(34,152)	$(9,914)

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Total assets by segment were as follows:

	December 31, 2021	June 30, 2021
Utility and Power Infrastructure	$92,072	$81,717
Process and Industrial Facilities	78,757	106,619
Storage and Terminal Solutions	149,523	160,782
Corporate	120,212	118,438
Total segment assets	$440,564	$467,556

Note 10 – Restructuring Costs
In fiscal 2020, we initiated a business improvement plan to increase profitability and reduce our cost structure in order to help us become more competitive and deliver higher quality service. As a result of specific events, including the effects of the COVID-19 pandemic and related market disruptions, the Company expanded its business improvement plan.
The business improvement plan consisted of an initial phase of discretionary cost reductions, workforce reductions, reduction of capital expenditures and the reduction in size or closure of certain offices in order to increase the utilization of our staff and bring the cost structure of the business in line with revenue volumes. In fiscal 2022, we commenced a second phase of our plan to focus on centralization of support functions, including business development, accounting, human resources, procurement and project services into shared service centers. We incurred $0.7 million and $1.3 million of restructuring costs during the three and six months ended December 31, 2021 and $22.1 million of restructuring costs since inception of the plan. The restructuring costs consist primarily of severance costs, facility closure costs, consulting fees and other liabilities.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Restructuring costs under our business improvement plan are classified as follows:

	Three Months Ended		Six Months Ended		Since Inception of Business Improvement Plan
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(In thousands)
Utility and Power Infrastructure
Severance and other personnel-related costs	$36	$811	$45	$818	$2,584
Facility costs	—	1	—	5	348
Other intangible asset impairments	—	—	—	—	1,150
Other costs	1	—	1	—	1
Total Utility and Power Infrastructure	$37	$812	$46	$823	$4,083
Process and Industrial Facilities
Severance and other personnel-related costs	$(27)	$3,082	$(22)	$2,590	$9,096
Facility costs	1	134	1	15	3,189
Other intangible asset impairments	—	—	—	—	375
Other costs	2	148	4	259	430
Total Process and Industrial Facilities	$(24)	$3,364	$(17)	$2,864	$13,090
Storage and Terminal Solutions
Severance and other personnel-related costs	$102	$640	$69	$653	$1,647
Facility costs	—	1	—	1	879
Other costs	5	—	5	—	5
Total Storage and Terminal Solutions	$107	$641	$74	$654	$2,531
Corporate
Severance and other personnel-related costs	$—	$155	$44	$161	$1,127
Facility costs	—	73	16	223	98
Other costs	575	—	1,137	—	1,137
Total Corporate	$575	$228	$1,197	$384	$2,362

Restructuring Costs by Type:
Severance and other personnel-related costs	$111	$4,688	$136	$4,222	$14,454
Facility costs	1	209	17	244	4,514
Other intangible asset impairments	—	—	—	—	1,525
Other costs	583	148	1,147	259	1,573
Total restructuring costs	$695	$5,045	$1,300	$4,725	$22,066

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

These statements are based on certain assumptions and analyses we made in light of our experience and our historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•any risk factors discussed in this Form 10-Q, Form 10-K for the fiscal year ended June 30, 2021, and in our other filings with the Securities and Exchange Commission;
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
•Utility and Power Infrastructure: consists of power delivery services provided to investor owned utilities, including construction of new substations, upgrades of existing substations, transmission and distribution line installations, upgrades and maintenance, as well as emergency and storm restoration services. We also provide engineering, fabrication, and construction services for LNG utility peak shaving facilities, and provide construction and maintenance services to a variety of power generation facilities, including natural gas fired facilities in simple or combined cycle configuration.
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
•Storage and Terminal Solutions: consists of work related to aboveground crude oil and refined product storage tanks and terminals. We also include work related to cryogenic and other specialty storage tanks and terminals, including LNG, liquid nitrogen/liquid oxygen, liquid petroleum, hydrogen and other specialty vessels such as spheres in this segment, as well as work related to marine structures and truck and rail loading/offloading facilities. Our services include engineering, fabrication, construction, and maintenance and repair, which includes planned and emergency services for both tanks and full terminals. Finally, we offer tank products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.

We evaluate performance and allocate resources based on operating income. We record intersegment sales and transfers at cost; therefore, no intercompany profit or loss is recognized. In addition, corporate selling, general and administrative expenses are reported separately from the three reportable segments.

Operational Update
Throughout the course of the COVID-19 pandemic, our top priority has been to maintain a safe working environment for all employees, customers and business partners. Our project teams, in coordination with our clients, are monitoring the impact of the omicron and other new variants of COVID-19 and continue to operate under enhanced work processes to protect the health and safety of everyone on our job sites. The emergence of the omicron variant in the second quarter of fiscal 2022 did not have a significant impact on our existing COVID-19 safety protocols designed to maintain our safe working environment.
In fiscal 2020, we initiated a business improvement plan to increase profitability and reduce our cost structure in order to help us become more competitive and deliver higher quality service. As a result of specific events, including the effects of the COVID-19 pandemic and related market disruptions, the Company expanded its business improvement plan.
The business improvement plan consisted of an initial phase of discretionary cost reductions, workforce reductions, reduction of capital expenditures and the reduction in size or closure of certain offices in order to increase the utilization of our staff and bring the cost structure of the business in line with revenue volumes. In fiscal 2022, we commenced a second phase of our plan to focus on centralization of support functions, including business development, accounting, human resources, procurement and project services into shared service centers. We incurred $0.7 million and $1.3 million of restructuring costs during the three and six months ended December 31, 2021 and $22.1 million of restructuring costs since inception of the plan. The restructuring costs consist primarily of severance costs, facility closure costs, consulting fees and other liabilities.
To date, we estimate that we have reduced our cost structure by approximately $80 million, or approximately 29%, with approximately one-third of those reductions related to SG&A and the rest related to construction overhead, which is included in cost of revenue in the Condensed Consolidated Statements of Income. See Item 1. Financial Statements, Note 10 - Restructuring Costs, for more information about our business improvement plan.

Despite the significant reductions in our cost structure, our low revenue volume still has not allowed for the complete recovery of construction overhead or leveraging of SG&A costs. Based on improving market conditions and strong award activity in the first half of fiscal 2022, we expect cost savings from the business improvement plan along with improving revenue volumes to positively impact earnings in the second half of fiscal 2022.
Three Months Ended December 31, 2021 Compared to the Three Months Ended December 31, 2020
Consolidated
Consolidated revenue was $162.0 million for the three months ended December 31, 2021, compared to $167.5 million in the same period last year. On a segment basis, revenue decreased in the Storage and Terminal Solutions and Process and Industrial Facilities segments by $7.3 million and $1.0 million, respectively. The decreases were partially offset by an increase in revenue of $2.8 million in the Utility and Power Infrastructure segment.
Consolidated gross profit decreased to $3.2 million in the three months ended December 31, 2021 compared to $15.3 million in the same period last year. Gross margin decreased to 2.0% in the three months ended December 31, 2021 compared to 9.1% in the same period last year. Gross margins in the second quarter of fiscal 2022 were negatively impacted by lower volumes, which led to the under recovery of construction overhead costs, and by a lower than previously forecasted margin on a tank repair and maintenance project in the Storage and Terminal Solutions segment. Gross margins in fiscal 2021 were positively impacted by strong project execution, partially offset by lower than forecasted volumes, which led to under recovery of construction overhead costs.
Consolidated SG&A expenses were $15.9 million in the three months ended December 31, 2021 compared to $16.7 million in the same period a year earlier. The decrease is primarily attributable to implemented cost reductions.
As a result of restructuring activities, we recorded $0.7 million of restructuring costs in the three months ended December 31, 2021. See Item 1. Financial Statements, Note 10 - Restructuring Costs, for more information.
Interest expense was $0.5 million in the three months ended December 31, 2021 compared to $0.4 million in the three months ended December 31, 2020. Interest expense in the three months ended December 31, 2021 consisted primarily of letter of credit fees, unused capacity fees and amortization of deferred debt issuance costs.
Our effective tax rates for the three months ended December 31, 2021 and December 31, 2020 were (78.7)% and 20.9%, respectively. The effective tax rate in fiscal 2022 was negatively impacted by a $14.2 million valuation allowance placed on our deferred tax assets during the second quarter, see Item 1. Financial Statements, Note 6 - Income Taxes, for more information. The effective tax rate for the three months ended December 31, 2020 was negatively impacted by deferred tax asset adjustments of $0.2 million.
For the three months ended December 31, 2021, we had a net loss of $24.9 million, or $0.93 per fully diluted share, compared to a net loss of $4.6 million, or $0.17 per fully diluted share, in the three months ended December 31, 2020.
Utility and Power Infrastructure
Revenue for the Utility and Power Infrastructure segment was $54.8 million in the three months ended December 31, 2021 compared to $52.0 million in the same period last year. The increase is primarily due to higher volumes of power generation work.
The segment gross margin (loss) was (0.9)% in fiscal 2022 compared to 10.8% in fiscal 2021. The segment gross margin (loss) for the second quarter of fiscal 2022 was negatively impacted by lower margins on power delivery work bid competitively and revenue recognized on a large capital project at a margin reduced in prior periods. In addition, segment gross margin in the second quarter of fiscal 2022 was also negatively impacted by low volumes, which led to the under recovery of construction overhead costs. The fiscal 2021 segment gross margin was positively impacted by strong project execution, partially offset by under recovery of construction overhead costs.
Process and Industrial Facilities
Revenue for the Process and Industrial Facilities segment was $50.3 million in the three months ended December 31, 2021 compared to $51.3 million in the same period last year. While segment revenue was nearly flat compared to last year, we booked $210.4 million of project awards in the first half of fiscal 2022, which includes some large capital projects that are still in the preliminary stages of engineering and construction. As such, we expect strong revenue growth in this segment during the second half of fiscal 2022.

The segment gross margin was 8.4% for the three months ended December 31, 2021 compared to 15.3% in the same period last year. Despite generally strong project execution, the lower segment gross margin in fiscal 2022 was the result of low volumes, which lead to under recovery of construction overhead costs. Segment gross margin in the second quarter of fiscal 2021 was positively impacted by strong project execution and a one-time workers compensation claim, partially offset by the under recovery of construction overhead costs.
Storage and Terminal Solutions
Revenue for the Storage and Terminal Solutions segment was $56.9 million in the three months ended December 31, 2021 compared to $64.2 million in the same period last year. The decrease in segment revenue is primarily a result of lower volumes of crude oil tank and terminal capital work, partially offset by an increase in tank repair and maintenance work.
The segment gross margin (loss) was (0.3)% for the three months ended December 31, 2021 compared to 2.9% in the same period last year. The fiscal 2022 segment gross margin was negatively impacted by a lower than previously forecasted margin on a thermal energy storage tank repair and maintenance project due to changes in repair scope, expanded client weld testing and associated schedule delays, which reduced segment gross profit by $2.8 million. The segment gross margin in the second quarter of fiscal 2022 was also negatively impacted by low volumes, which led to under recovery of construction overhead costs. The segment gross margin in fiscal 2021 was negatively impacted by a lower than previously forecasted margin on a large crude oil storage terminal capital project and the under recovery of construction overhead costs.
Corporate
Unallocated corporate expenses were $6.6 million during the three months ended December 31, 2021 compared to $7.1 million in the same period last year. The decrease is primarily attributable to implemented cost reductions under the business improvement plan (see Item 1. Financial Statements, Note 10 - Restructuring Costs, and "Operational Update" in this Results of Operations section for more information).
Six Months Ended December 31, 2021 Compared to the Six Months Ended December 31, 2020
Consolidated revenue was $330.1 million for the six months ended December 31, 2021, compared to $350.2 million in the same period last year. On a segment basis, revenue decreased in the Storage and Terminal Solutions, Process and Industrial Facilities, and Utility and Power Infrastructure segments by $16.5 million, $3.0 million and $0.7 million, respectively.
Consolidated gross profit (loss) decreased to $(0.3) million in the six months ended December 31, 2021 compared to $29.7 million in the same period last year. Gross margin (loss) decreased to (0.1)% in the six months ended December 31, 2021 compared to 8.5% in the same period last year. Gross margins in fiscal 2022 were negatively impacted by a lower than previously forecasted margin on a large capital project and an unfavorable settlement of a claim with a customer, both in the Utility and Power Infrastructure segment, and a lower than previously forecasted margin on a tank repair and maintenance project in the Storage and Terminal Solutions segment. In addition, gross margins were also negatively impacted by lower than forecasted volumes, which led to the under recovery of construction overhead costs. Despite generally strong project execution, gross margins in the first half of fiscal 2021 were negatively impacted by lower than forecasted volumes, which led to under recovery of construction overhead costs.
Consolidated SG&A expenses were $32.6 million in the six months ended December 31, 2021 compared to $34.9 million in the same period a year earlier. The decrease is primarily attributable to implemented cost reductions.
As a result of restructuring activities, we recorded $1.3 million of restructuring costs in the six months ended December 31, 2021. See Item 1. Financial Statements, Note 10 - Restructuring Costs, for more information.
Interest expense was $2.5 million in the six months ended December 31, 2021 compared to $0.7 million in the six months ended December 31, 2020. Interest expense in fiscal 2022 included $1.5 million of accelerated amortization of deferred debt amendment fees (see Item 1. Financial Statements, Note 5 - Debt, for more information). The remaining interest expense in fiscal 2022 was comprised of letter of credit fees, unused capacity fees and amortization of deferred debt issuance costs.
Our effective tax rates for the six months ended December 31, 2021 and December 31, 2020 were (15.5)% and 11.0%, respectively. The effective tax rate in fiscal 2022 was negatively impacted by a $14.2 million valuation allowance placed on our deferred tax assets during the second quarter, see Item 1. Financial Statements, Note 6 - Income Taxes, for more information. The effective tax rate for the six months ended December 31, 2020 was negatively impacted by deferred tax asset adjustments of $1.2 million.

For the six months ended December 31, 2021, we had a net loss of $42.5 million, or $1.59 per fully diluted share, compared to a net loss of $7.6 million, or $0.29 per fully diluted share, in the six months ended December 31, 2020.
Utility and Power Infrastructure
Revenue for the Utility and Power Infrastructure segment was $112.0 million in the six months ended December 31, 2021 compared to $112.7 million in the same period last year. The decrease is primarily due to lower volumes of power delivery and natural gas utility peak shaving work, partially offset by higher volumes of power generation and storm response service work.
The segment gross margin (loss) was (5.9)% in fiscal 2022 compared to 11.1% in fiscal 2021. The fiscal 2022 segment gross margin was negatively impacted by an increase in the forecasted costs to complete a large capital project in the first quarter, which resulted in a decrease in gross profit of $5.9 million. The change in forecasted costs was principally due to unexpected equipment repairs during commissioning that delayed the scheduled completion and increased the estimated costs to complete. We achieved a critical performance milestone in the second quarter of fiscal 2022, which significantly reduced our financial exposure and resulted in no change to the expected outcome of the project. In addition, segment gross margin was negatively impacted by an unfavorable settlement of a claim with a customer, and low volumes, which led to the under recovery of construction overhead costs. The fiscal 2021 segment gross margin was positively impacted by strong project execution, partially offset by under recovery of construction overhead costs.
Process and Industrial Facilities
Revenue for the Process and Industrial Facilities segment was $94.2 million in the six months ended December 31, 2021 compared to $97.2 million in the same period last year. While segment revenue was slightly down compared to last year, we booked $210.4 million of project awards in the first half of fiscal 2022, which includes some large capital projects that are still in the preliminary stages of engineering and construction. As such, we expect strong revenue growth in this segment during the second half of fiscal 2022.
The segment gross margin was 7.5% for the six months ended December 31, 2021 compared to 11.9% in the same period last year. Despite generally strong project execution, the low segment gross margin in fiscal 2022 was the result of low volumes, which led to the under recovery of construction overhead costs. Segment gross margin in fiscal 2021 was positively impacted by strong project execution and the positive impact of a one-time workers' compensation item.
Storage and Terminal Solutions
Revenue for the Storage and Terminal Solutions segment was $123.9 million in the six months ended December 31, 2021 compared to $140.4 million in the same period last year. The decrease in segment revenue is primarily a result of lower volumes of crude oil tank and terminal capital work, partially offset by an increase in tank repair and maintenance work.
The segment gross margin was 0.2% for the six months ended December 31, 2021 compared to 4.0% in the same period last year. The fiscal 2022 segment gross margin was negatively impacted by a lower than previously forecasted margin on a thermal energy storage tank repair and maintenance project due to changes in repair scope, expanded client weld testing and associated schedule delays, which reduced segment gross profit by $5.5 million. In addition, the fiscal 2022 segment gross margin was also negatively impacted by low volumes, which led to under recovery of construction overhead costs. The segment gross margin in fiscal 2021 was negatively impacted by a lower than previously forecasted margin on a large crude oil storage terminal capital project and the under recovery construction overhead costs.
Corporate
Unallocated corporate expenses were $14.3 million during the six months ended December 31, 2021 compared to $13.9 million in the same period last year. The increase is primarily attributable to an increase in legal costs for outstanding litigation (see Item 1. Financial Statements, Note 7 - Commitment and Contingencies, for more information) and third party consulting services related to restructuring activities (see "Operational Update" in this Results of Operations section), partially offset by cost reductions we implemented.

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
The following table provides a summary of changes in our backlog for the three months ended December 31, 2021:

	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions	Total
	(In thousands)
Backlog as of September 30, 2021	$176,876	$185,434	$199,045	$561,355
Project awards	28,244	115,852	48,074	192,170
Revenue recognized	(54,752)	(50,316)	(56,897)	(161,965)
Backlog as of December 31, 2021	$150,368	$250,970	$190,222	$591,560
Book-to-bill ratio(1)	0.5	2.3	0.8	1.2

(1)Calculated by dividing project awards by revenue recognized during the period.
The following table provides a summary of changes in our backlog for the six months ended December 31, 2021:

	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions	Total
	(In thousands)
Backlog as of June 30, 2021	$170,043	$134,777	$157,741	$462,561
Project awards	92,281	210,414	156,362	459,057
Revenue recognized	(111,956)	(94,221)	(123,881)	(330,058)
Backlog as of December 31, 2021	$150,368	$250,970	$190,222	$591,560
Book-to-bill ratio(1)	0.8	2.2	1.3	1.4

(1)Calculated by dividing project awards by revenue recognized during the period.
Strong bidding activity has led to project awards of $192.2 million and $459.1 million during the three and six months ended December 31, 2021, respectively, leading to a book-to-bill ratios of 1.2 and 1.4 for the three and six month periods. Project awards through the first half of fiscal 2022 have surpassed project awards for the full year of fiscal 2021. Total backlog increased by 5.4% and 27.9% during the three and six months ended December 31, 2021, respectively.

In the Utility and Power Infrastructure segment, backlog decreased by 15.0% as we booked $28.2 million of project awards during the three months ended December 31, 2021. Backlog decreased by 11.6% as we booked $92.3 million of project awards during the six months ended December 31, 2021. Bidding activity is strong in the power delivery portion of the business. During the first half of fiscal 2022, we received several key contracts for electrical infrastructure services including substation and transmission line rebuilds, relay upgrades, and fiber installation. Our opportunity pipeline for LNG peak shaving projects is also building, however those awards, while significant, can be less frequent. In addition, we expect the $1.2 trillion Infrastructure Investment and Jobs Act recently passed by congress will lead to increased opportunities in this segment.
In the Process and Industrial Facilities segment, backlog increased by 35.3% as we booked $115.9 million of project awards during the three months ended December 31, 2021. Backlog increased by 86.2% as we booked $210.4 million of project awards during the six months ended December 31, 2021. Client spending related to refinery maintenance operations has returned to near-normal levels. During the first half of fiscal 2022, we received key awards for a thermal vacuum chamber, a midstream gas processing plant and other renewable energy capital projects. We continue to see strong demand for thermal vacuum chambers in the coming quarters, as well as increasing opportunities in mining and minerals and chemicals. In addition, we are seeing more opportunities for midstream gas work, including some larger scale projects.
In the Storage and Terminal Solutions segment, backlog decreased by 4.4% as we booked $48.1 million of project awards during the three months ended December 31, 2021. Backlog increased by 20.6% as we booked $156.4 million of project awards during the six months ended December 31, 2021. Oil and natural gas producers have remained cautious with capital spending, which has limited new production volumes and opportunities in crude oil tanks and terminals. However, we received key capital construction contracts for an LNG tank and a storage tank package consisting of seven biodiesel tanks, in the first half of fiscal 2022. This segment also includes significant opportunities for storage infrastructure projects related to natural gas, LNG, ammonia, hydrogen, NGLs and other forms of renewable energy.
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
Our operations are also impacted by the COVID-19 pandemic, which has led to the loss of productivity, among other issues. Our business can also be affected, both positively and negatively, by seasonal factors such as energy demand or weather conditions including hurricanes, snowstorms, wildfires and abnormally low or high temperatures. Some of these seasonal factors may cause some of our offices and projects to close or reduce activities temporarily. In addition to the above noted factors, the general timing of project starts and completions could exhibit significant fluctuations. Accordingly, results for any interim period may not necessarily be indicative of operating results for the full year.
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

Non-GAAP Financial Measures

Adjusted Net Loss

In order to more clearly depict our core profitability, the following tables present our operating results after certain adjustments:

Reconciliation of Adjusted Net Loss and Diluted Loss per Common Share(1)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Net loss, as reported	$(24,919)	$(4,591)	$(42,457)	$(7,628)
Restructuring costs incurred	695	5,045	1,300	4,725
Accelerated amortization of deferred debt amendment fees(2)	—	—	1,518	—
Deferred tax asset valuation allowance(3)	14,198	—	14,198	—
Tax impact of restructuring costs and accelerated amortization of debt amendment fees	(179)	(1,299)	(725)	(1,217)
Adjusted net loss	$(10,205)	$(845)	$(26,166)	$(4,120)

Loss per fully diluted share, as reported	$(0.93)	$(0.17)	$(1.59)	$(0.29)
Adjusted loss per fully diluted share	$(0.38)	$(0.03)	$(0.98)	$(0.16)

(1)This table presents non-GAAP financial measures of our adjusted net loss and adjusted diluted loss per common share for the three and six months ended December 31, 2021 and 2020. The most directly comparable financial measures are net loss and net loss per diluted share, respectively, presented in the Condensed Consolidated Statements of Income. We have presented these non-GAAP financial measures because we believe they more clearly depict our core operating results during the periods presented and provide a more comparable measure of our operating results to other companies considered to be in similar businesses. Since adjusted net loss and adjusted diluted loss per common share are not measures of performance calculated in accordance with GAAP, they should be considered in addition to, rather than as a substitute for, the most directly comparable GAAP financial measures.
(2)Interest expense in fiscal 2022 included $1.5 million of accelerated amortization of deferred debt amendment fees (see Item 1. Financial Statements, Note 5 - Debt, for more information).
(3)See Item 1. Financial Statements, Note 6 - Income Taxes, for more information about the deferred tax asset valuation allowance.

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
A reconciliation of Adjusted EBITDA to net loss follows:

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(In thousands)
Net loss	$(24,919)	$(4,591)	$(42,457)	$(7,628)
Restructuring costs	695	5,045	1,300	4,725
Stock-based compensation	1,866	1,981	3,735	4,199
Interest expense	502	358	2,501	733
Provision (benefit) for income taxes	10,976	(1,212)	5,711	(942)
Depreciation and amortization	3,789	4,648	7,841	9,287
Adjusted EBITDA	$(7,091)	$6,229	$(21,369)	$10,374

LIQUIDITY AND CAPITAL RESOURCES

Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity at December 31, 2021 were unrestricted cash and cash equivalents on hand, capacity under our ABL Facility, and cash generated from operations. Unrestricted cash and cash equivalents at December 31, 2021 totaled $65.0 million and availability under the ABL Facility totaled $36.7 million, resulting in total liquidity of $101.7 million.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	December 31, 2021	June 30, 2021
Cash and cash equivalents	$65,040	$83,878
Restricted cash, current	2,600	—
Restricted cash, non-current	25,000	—
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$92,640	$83,878
While we saw improvement in our project awards and business environment during the first half of fiscal 2022, the near- and intermediate-term business impacts from the COVID-19 pandemic and its disruption of our markets are still uncertain. Therefore we continue to maintain a strong balance sheet, which we believe is sufficient to support our near- to intermediate-term needs. We are continuing to take the following actions:
•strategically reviewing business processes and organizational structure;
•proactively managing our the cost structure and working capital; and
•limiting capital expenditures to critical needs.
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
At December 31, 2021, our borrowing base was $70.1 million and we had $33.4 million in letters of credit outstanding issued by Bank of Montreal, which resulted in availability of $36.7 million under the ABL Facility. In addition, there were $9.5 million in letters of credit outstanding issued by JPMorgan Chase Bank, N.A. ("JPMorgan"). JPMorgan was the administrative agent of our former senior secured revolving credit facility, which was terminated and replaced with the ABL Facility. The JPMorgan letters of credit outstanding as of December 31, 2021 were in the process of being replaced by Bank of Montreal letters of credit, and that process was substantially complete at the end of January. The letters of credit outstanding from Bank of Montreal had reduced from $33.4 million as of December 31, 2021 to $23.6 million as of January 31, 2022. In addition, the letters of credit outstanding from JPMorgan had reduced from $9.5 million as of December 31, 2021 to $0.2 million as of January 31, 2022.
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

The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that restrict our ability to sell assets, engage in mergers and acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay cash dividends, issue equity instruments, make distribution or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $15.0 million and (ii) 15.00% of the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00 must be maintained. We are in compliance with all covenants of the ABL Facility as of December 31, 2021.
Senior Secured Revolving Credit Facility
The ABL Facility replaced the Fifth Amended and Restated Credit Agreement (the "Prior Credit Agreement"), that was entered into on November 2, 2020, and subsequently amended on May 4, 2021, by and among us and certain foreign subsidiaries, as Borrowers, various subsidiaries of ours, as Guarantors, JPMorgan, as Administrative Agent, Sole Lead Arranger and Sole Book Runner, and the other Lenders party thereto. The Prior Credit Agreement provided for a three-year senior secured revolving credit facility of $200.0 million was set to expire November 2, 2023.
We had no borrowings and $41.3 million of letters of credit outstanding under the Prior Credit Agreement as of the date we commenced the ABL Facility. As of December 31, 2021 there were $9.5 million in letters of credit outstanding under the Prior Credit Agreement, which decreased to $0.2 million outstanding as of January 31, 2022. Interest expense during the six months ended December 31, 2021 included $1.5 million of accelerated amortization of deferred debt amendment fees associated with the Prior Credit Agreement.
Cash Flow for the Six Months Ended December 31, 2021
Cash Flows Provided by Operating Activities
Cash provided by operating activities for the six months ended December 31, 2021 totaled $11.4 million. The various components are as follows:

Net Cash Provided by Operating Activities
(In thousands)

Net loss	$(42,457)
Non-cash expenses	12,957
Deferred income tax	5,340
Cash effect of changes in operating assets and liabilities	35,500
Other	45
Net cash provided by operating activities	$11,385
Cash effect of changes in operating assets and liabilities at December 31, 2021 in comparison to June 30, 2021 include the following:

•Accounts receivable decreased $26.5 million during the six months ended December 31, 2021, which increased cash flows from operating activities. The variance is primarily attributable to the timing of billing and collections.

•Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") increased $3.7 million, which decreased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") increased $31.0 million, which increased cash flows from operating activities. CIE and BIE balances can experience significant fluctuations based on business volumes and the timing of when job costs are incurred and the timing of customer billings and payments.

•Inventories, income taxes receivable, other current assets, operating right-of-use lease assets and other assets, non-current, were flat during the six months ended December 31, 2021, which did not affect cash flows from operating activities. These operating assets can fluctuate based on the timing of inventory builds and draw-downs, accrual and receipt of income taxes receivable; prepayments of certain expenses; lease commencement, passage of time, expiration, or termination of operating leases; business volumes; and other timing differences.

•Accounts payable, accrued wages and benefits, accrued insurance, operating lease liabilities, other accrued expenses, and other liabilities, non-current decreased by $18.1 million during the six months ended December 31, 2021, which decreased cash flows from operating activities. These operating liabilities can fluctuate based on the timing of vendor payments; accruals; lease commencement, lease payments, expiration, or termination of operating leases; business volumes; and other timing differences.

Cash Flows Used by Investing Activities
Investing activities used $0.5 million of cash in the six months ended December 31, 2021 primarily due to $0.6 million of capital expenditures, partially offset by $0.1 million of proceeds from other asset sales.
Cash Flows Used by Financing Activities
Financing activities used $1.8 million of cash in the six months ended December 31, 2021 primarily due to $1.0 million paid in fees to enter into our ABL Facility and $0.9 million paid to repurchase our stock for payment of withholding taxes due on equity-based compensation.
Dividend Policy
We have never paid cash dividends on our common stock and the terms of our ABL Facility limit dividends to stock dividends only. Any future dividend payments will depend on the terms of our ABL Facility, our financial condition, capital requirements and earnings as well as other relevant factors.
Stock Repurchase Program and Treasury Shares
Treasury Shares
The terms of our ABL Facility limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and do not violate our Fixed Charge Coverage Ratio financial covenant. We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. We made no repurchases under the program in the first half of fiscal 2022 and have no current plans to repurchase stock.

As of December 31, 2021, there were 1,349,037 shares available for repurchase under the Stock Buyback Program. We had 1,114,242 treasury shares as of December 31, 2021 and intend to utilize these treasury shares in connection with equity awards under the our stock incentive plans and for sales to the Employee Stock Purchase Plan.

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
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $10.1 million at December 31, 2021 and $14.6 million at June 30, 2021. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2021.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended December 31, 2021.

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
We continue to monitor the potential for regulation requiring our employees to get vaccinated and/or tested frequently for COVID-19. No such regulation is in place at this time, but we have prepared for the possibility that we must comply with such regulation. It is not possible to predict with certainty the exact impact that such regulation would have on us or on our workforce. However, vaccine and testing mandates could result in employee attrition and difficulty securing future labor needs which could have an adverse effect on our business, results of operations and/or cash flows.
The duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict. While we expect the COVID-19 pandemic to continue to have an adverse effect on our business, financial condition, liquidity, cash flow and results of operations, we are unable to predict the nature, timing and extent of these impacts at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information with respect to purchases we made of our common stock during the second quarter of fiscal year 2022.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (C)
October 1 to October 31, 2021
Stock Buyback Program (A)	—	$—	—	1,349,037
Employee Transactions (B)	—	$—	—	—
November 1 to November 30, 2021
Stock Buyback Program (A)	—	$—	—	1,349,037
Employee Transactions (B)	—	$—	—	—
December 1 to December 31, 2021
Stock Buyback Program (A)	—	$—	—	1,349,037
Employee Transactions (B)	—	$—	—	—

(A)Represents shares purchased under our Stock Buyback Program.
(B)Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under our stock incentive plans.
(C)We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. The terms of our ABL Facility also limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and we do not violate our Fixed Charge Coverage Ratio financial covenant. We made no repurchases under the program in the second quarter of fiscal 2022 and have no current plans to repurchase stock.

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

MATRIX SERVICE COMPANY

Date:	February 8, 2022	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer