Form 10-Q
period 2022-03-31
MATRIX SERVICE CO
filed 2022-05-10
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2022 there were 26,790,514 shares of the Company's common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Revenue	$177,003	$148,260	$507,061	$498,499
Cost of revenue	178,766	146,700	509,125	467,276
Gross profit (loss)	(1,763)	1,560	(2,064)	31,223
Selling, general and administrative expenses	17,041	17,179	49,592	52,031
Goodwill impairment (Note 4)	18,312	—	18,312	—
Restructuring costs (Note 10)	(1,578)	1,860	(278)	6,585
Operating loss	(35,538)	(17,479)	(69,690)	(27,393)
Other income (expense):
Interest expense (Note 5)	(204)	(322)	(2,705)	(1,055)
Interest income	19	25	69	96
Other	677	(157)	534	1,849
Loss before income tax expense (benefit)	(35,046)	(17,933)	(71,792)	(26,503)
Provision (benefit) for federal, state and foreign income taxes	(147)	(5,060)	5,564	(6,002)
Net loss	$(34,899)	$(12,873)	$(77,356)	$(20,501)

Basic loss per common share	$(1.30)	$(0.49)	$(2.90)	$(0.78)
Diluted loss per common share	$(1.30)	$(0.49)	$(2.90)	$(0.78)
Weighted average common shares outstanding:
Basic	26,783	26,515	26,714	26,422
Diluted	26,783	26,515	26,714	26,422
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Net loss	$(34,899)	$(12,873)	$(77,356)	$(20,501)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss) (net of tax expense (benefit) of $(16) and $30 for the three and nine months ended March 31, 2022, respectively, and $(33) and $20 for the three and nine months ended March 31, 2021, respectively)	(32)	68	(728)	1,291
Comprehensive loss	$(34,931)	$(12,805)	$(78,084)	$(19,210)
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	March 31, 2022	June 30, 2021
Assets
Current assets:
Cash and cash equivalents (Note 1)	$34,092	$83,878
Accounts receivable, less allowances (March 31, 2022—$634 and June 30, 2021—$898)	137,690	148,030
Costs and estimated earnings in excess of billings on uncompleted contracts	46,393	30,774
Inventories	6,907	7,342
Income taxes receivable	13,734	16,965
Other current assets	7,322	4,230
Total current assets	246,138	291,219
Property, plant and equipment at cost:
Land and buildings	41,745	41,633
Construction equipment	93,862	94,453
Transportation equipment	49,532	50,510
Office equipment and software	43,447	42,706
Construction in progress	564	493
Total property, plant and equipment - at cost	229,150	229,795
Accumulated depreciation	(168,672)	(160,388)
Property, plant and equipment - net	60,478	69,407
Restricted cash (Note 1)	25,000	—
Operating lease right-of-use assets	20,811	22,412
Goodwill	42,240	60,636
Other intangible assets, net of accumulated amortization	5,228	6,614
Deferred income taxes	—	5,295
Other assets, non-current	13,185	11,973
Total assets	$413,080	$467,556
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	March 31, 2022	June 30, 2021
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$68,161	$60,920
Billings on uncompleted contracts in excess of costs and estimated earnings	73,868	53,832
Accrued wages and benefits	23,073	21,008
Accrued insurance	6,310	6,568
Operating lease liabilities	4,928	5,747
Other accrued expenses	3,841	5,327
Total current liabilities	180,181	153,402
Deferred income taxes	32	34
Operating lease liabilities	19,630	20,771
Other liabilities, non-current	401	7,810
Total liabilities	200,244	182,017
Commitments and contingencies
Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of March 31, 2022 and June 30, 2021; 26,783,265 and 26,549,438 shares outstanding as of March 31, 2022 and June 30, 2021, respectively	279	279
Additional paid-in capital	137,886	137,575
Retained earnings	97,822	175,178
Accumulated other comprehensive loss	(7,477)	(6,749)
	228,510	306,283
Less: Treasury stock, at cost — 1,104,952 shares as of March 31, 2022, and 1,338,779 shares as of June 30, 2021	(15,674)	(20,744)
Total stockholders' equity	212,836	285,539
Total liabilities and stockholders’ equity	$413,080	$467,556
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	March 31, 2022	March 31, 2021
Operating activities:
Net loss	$(77,356)	$(20,501)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	11,557	13,639
Goodwill impairment	18,312	—
Stock-based compensation expense	5,823	6,413
Operating lease impairment due to restructuring	—	454
Deferred income tax	5,323	1,468
Gain on sale of property, plant and equipment	(674)	(1,123)
Provision for uncollectible accounts	52	(38)
Accelerated amortization of deferred debt amendment fees (Note 5)	1,518	—
Other	103	317
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	10,288	2,610
Costs and estimated earnings in excess of billings on uncompleted contracts	(15,619)	21,584
Inventories	435	243
Other assets and liabilities	(2,769)	(17,825)
Accounts payable	7,188	(22,966)
Billings on uncompleted contracts in excess of costs and estimated earnings	20,036	(4,394)
Accrued expenses	(6,734)	6,907
Net cash used by operating activities	(22,517)	(13,212)
Investing activities:
Capital expenditures	(1,335)	(3,897)
Proceeds from asset sales	1,250	1,784
Net cash used by investing activities	$(85)	$(2,113)

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	March 31, 2022	March 31, 2021
Financing activities:
Advances under senior secured revolving credit facility	$—	$1,125
Repayments of advances under senior secured revolving credit facility	—	(10,913)
Payment of debt amendment fees	(1,054)	(924)
Issuances of common stock	199	92
Proceeds from issuance of common stock under employee stock purchase plan	212	230
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(853)	(1,554)
Other	(354)	(236)
Net cash used by financing activities	(1,850)	(12,180)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(334)	1,220
Decrease in cash, cash equivalents and restricted cash	(24,786)	(26,285)
Cash, cash equivalents and restricted cash, beginning of period (Note 1)	83,878	100,036
Cash, cash equivalents and restricted cash, end of period (Note 1)	$59,092	$73,751
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes	$(2,841)	$200
Interest, including payment of debt amendment fees	$2,509	$1,404
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$99	$33

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances, December 31, 2021	$279	$135,913	$132,721	$(15,858)	$(7,445)	$245,610
Net loss	—	—	(34,899)	—	—	(34,899)
Other comprehensive loss	—	—	—	—	(32)	(32)
Treasury shares sold to Employee Stock Purchase Plan (9,290 shares)	—	(115)	—	184	—	69
Stock-based compensation expense	—	2,088	—	—	—	2,088
Balances, March 31, 2022	$279	$137,886	$97,822	$(15,674)	$(7,477)	$212,836

Balances, December 31, 2020	$279	$133,957	$198,774	$(21,571)	$(7,150)	$304,289
Net loss	—	—	(12,873)	—	—	(12,873)
Other comprehensive income	—	—	—	—	68	68
Exercise of stock options (9,000 shares)	—	(68)	—	160	—	92
Issuance of deferred shares (900 shares)	—	(16)	—	16	—	—
Treasury shares sold to Employee Stock Purchase Plan (6,785 shares)	—	(45)	—	120	—	75
Treasury shares purchased to satisfy tax withholding obligations (428 shares)	—	—	—	(5)	—	(5)
Stock-based compensation expense	—	2,214	—	—	—	2,214
Balances, March 31, 2021	$279	$136,042	$185,901	$(21,280)	$(7,082)	$293,860

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances, June 30, 2021	$279	$137,575	$175,178	$(20,744)	$(6,749)	$285,539
Net loss	—	—	(77,356)	—	—	(77,356)
Other comprehensive loss	—	—	—	—	(728)	(728)
Exercise of stock options (19,550 shares)	—	(189)	—	388	—	199
Issuance of deferred shares (268,403 shares)	—	(5,102)	—	5,102	—	—
Treasury shares sold to Employee Stock Purchase Plan (22,577 shares)	—	(221)	—	433	—	212
Treasury shares purchased to satisfy tax withholding obligations (76,703 shares)	—	—	—	(853)	—	(853)
Stock-based compensation expense	—	5,823	—	—	—	5,823
Balances, March 31, 2022	$279	$137,886	$97,822	$(15,674)	$(7,477)	$212,836

Balances, June 30, 2020	$279	$138,966	$206,402	$(29,385)	$(8,373)	$307,889
Net loss	—	—	(20,501)	—	—	(20,501)
Other comprehensive income	—	—	—	—	1,291	1,291
Exercise of stock options (9,000 shares)	—	(68)	—	160	—	92
Issuance of deferred shares (515,218 shares)	—	(9,083)	—	9,083	—	—
Treasury shares sold to Employee Stock Purchase Plan (24,100 shares)	—	(186)	—	416	—	230
Treasury shares purchased to satisfy tax withholding obligations (170,629 shares)	—	—	—	(1,554)	—	(1,554)
Stock-based compensation expense	—	6,413	—	—	—	6,413
Balances, March 31, 2021	$279	$136,042	$185,901	$(21,280)	$(7,082)	$293,860

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2021, included in our Annual Report on Form 10-K for the year then ended. The results of operations for the three and nine months ended March 31, 2022 may not necessarily be indicative of the results of operations for the full year ending June 30, 2022.
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
Cash, Cash Equivalents and Restricted Cash
The ABL Facility requires us to maintain a minimum of $25.0 million of restricted cash at all times. Since this cash must be restricted through the maturity date of the ABL Facility, which is beyond one year, we have classified this restricted cash as non-current in our Condensed Consolidated Balance Sheets. During the third quarter, restrictions were released on $2.6 million of cash that supported a prior purchase card program.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31, 2022	June 30, 2021
Cash and cash equivalents	$34,092	$83,878
Restricted cash	25,000	—
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$59,092	$83,878
Note 2 – Revenue
Remaining Performance Obligations
We had $433.6 million of remaining performance obligations yet to be satisfied as of March 31, 2022. We expect to recognize $368.9 million of our remaining performance obligations as revenue within the next twelve months.

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

	March 31, 2022	June 30, 2021	Change
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$46,393	$30,774	$15,619
Billings on uncompleted contracts in excess of costs and estimated earnings	(73,868)	(53,832)	(20,036)
Net contract liabilities	$(27,475)	$(23,058)	$(4,417)
The difference between the beginning and ending balances of our CIE and BIE primarily results from the timing of revenue recognized relative to its billings. The amount of revenue recognized during the nine months ended March 31, 2022 that was included in the June 30, 2021 BIE balance was $48.2 million. This revenue consists primarily of work performed during the period on contracts with customers that had advance billings.
Progress billings in accounts receivable at March 31, 2022 and June 30, 2021 included retentions to be collected within one year of $14.1 million and $19.9 million, respectively. Contract retentions collectible beyond one year are included in other assets, non-current in the Condensed Consolidated Balance Sheet and totaled $2.8 million as of March 31, 2022 and $3.1 million as of June 30, 2021.
Disaggregated Revenue
Revenue disaggregated by reportable segment is presented in Note 9 - Segment Information. The following tables presents revenue disaggregated by geographic area where the work was performed and by contract type:
Geographic Disaggregation:

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
	(In thousands)
United States	$160,453	$138,001	$459,654	$445,578
Canada	16,268	8,930	45,038	47,673
Other international	282	1,329	2,369	5,248
Total Revenue	$177,003	$148,260	$507,061	$498,499

Contract Type Disaggregation:

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
	(In thousands)
Fixed-price contracts	$100,602	$96,412	$303,508	$343,639
Time and materials and other cost reimbursable contracts	76,401	51,848	203,553	154,860
Total Revenue	$177,003	$148,260	$507,061	$498,499

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
Revisions in Estimates
Our results of operations were materially impacted by an increase in the forecasted costs to complete a midstream gas processing project in the Process and Industrial Facilities segment, which resulted in a decrease in gross profit of $4.8 million in the three and nine months ended March 31, 2022. The increase in forecasted costs was primarily due to performance of a, now terminated, subcontractor, which will require rework in order to meet our client's expectations.
Our results of operations were materially impacted by changes in the forecasted costs to complete a large capital project in the Utility and Power Infrastructure segment. Improved project execution resulted in an increase in gross profit of $0.8 million during the three months ended March 31, 2022. However, increases in the forecasted costs to complete the project during the first half of fiscal 2022 resulted in the project reducing gross profit by $5.1 million during the nine months ended March 31, 2022. The increase in forecasted costs during the first half of the fiscal year was principally due to unexpected equipment repairs during commissioning that delayed the scheduled completion and increased the estimated costs to complete. We achieved a critical performance milestone during the second quarter of fiscal 2022, which significantly reduced our financial exposure on the project. We expect to complete the project during the fourth quarter of fiscal 2022.
Our results of operations were materially impacted by an increase in the costs required to complete a thermal energy storage tank repair and maintenance project in the Storage and Terminal Solutions segment, which resulted in a decrease in gross profit of $5.5 million in the first half of fiscal 2022. The increase in costs was primarily due to changes in repair scope, expanded client weld testing and associated schedule delays. We expect to complete these repairs in the fourth quarter of fiscal 2022.
Note 3 – Leases
We enter into lease arrangements for real estate, construction equipment and information technology equipment in the normal course of business. Real estate leases accounted for approximately 96% of all right-of-use assets as of March 31, 2022. Most real estate and information technology equipment leases generally have fixed payments that follow an agreed upon payment schedule and have remaining lease terms ranging from less than one year to 14 years. Construction equipment leases generally have "month-to-month" lease terms that automatically renew as long as the equipment remains in use.
The components of lease expense in the Condensed Consolidated Statements of Income are as follows:

		Three Months Ended		Nine Months Ended
		March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Lease expense	Location of Expense	(in thousands)
Operating lease expense	Cost of revenue and Selling, general and administrative expenses	$1,867	$1,743	$5,837	$6,542
Short-term lease expense(1)	Cost of revenue	6,216	6,772	17,079	19,020
Total lease expense		$8,083	$8,515	$22,916	$25,562

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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

The future undiscounted lease payments, as reconciled to the discounted operating lease liabilities presented in our Condensed Consolidated Balance Sheets, were as follows:

March 31, 2022
Maturity Analysis:	(in thousands)
Remainder of Fiscal 2022	$1,745
Fiscal 2023	5,211
Fiscal 2024	3,978
Fiscal 2025	3,483
Fiscal 2026	3,187
Thereafter	11,843
Total future operating lease payments	29,447
Imputed interest	(4,889)
Net present value of future lease payments	24,558
Less: current portion of operating lease liabilities	4,928
Non-current operating lease liabilities	$19,630

The following is a summary of the weighted average remaining operating lease term and weighted average discount rate as of March 31, 2022:

Weighted-average remaining lease term (in years)	7.2 years
Weighted-average discount rate	5.2%

Supplemental cash flow information related to leases is as follows:

Nine Months Ended
March 31, 2022
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease payments	$6,197
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$3,065

Note 4 – Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying value of goodwill by segment are as follows:

	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions	Total
	(In thousands)
Net balance at June 30, 2021	$6,984	$26,878	$26,774	$60,636
Goodwill impairment	(2,659)	(8,445)	(7,208)	(18,312)
Translation adjustment(1)	(27)	(6)	(51)	(84)
Net balance at March 31, 2022	$4,298	$18,427	$19,515	$42,240

(1)The translation adjustments relate to the periodic translation of Canadian Dollar and South Korean Won denominated goodwill recorded as a part of prior acquisitions in Canada and South Korea, in which the local currency was determined to be the functional currency.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

In the third quarter, we concluded that goodwill impairment indicators existed based on the decline in the price of our stock and operating results that have underperformed our forecasts during the year. Accordingly, we performed an interim impairment test as of March 31, 2022 and concluded that there was $18.3 million of total impairment to goodwill, which was recorded as follows:
•$8.4 million in the Process and Industrial Facilities segment;
•$7.2 million in the Storage and Terminal Solutions segment; and
•$2.7 million in the Utility and Power Infrastructure segment.
The estimated fair value of each segment was derived by utilizing a discounted cash flow analysis. The key assumptions used are described in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies, Goodwill.
Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At March 31, 2022
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,483	$(2,159)	$324
Customer-based	6 to 15	17,274	(12,370)	4,904
Total amortizing intangible assets		$19,757	$(14,529)	$5,228

		At June 30, 2021
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,483	$(2,031)	$452
Customer-based	6 to 15	17,354	(11,192)	6,162
Total amortizing intangible assets		$19,837	$(13,223)	$6,614
Amortization expense totaled $0.4 million and $1.4 million during the three and nine months ended March 31, 2022, respectively; and $0.6 million and $1.7 million during the three and nine months ended March 31, 2021, respectively.
We estimate that the remaining amortization expense related to March 31, 2022 amortizing intangible assets will be as follows (in thousands):

Period ending:
Remainder of Fiscal 2022	$432
Fiscal 2023	1,729
Fiscal 2024	1,416
Fiscal 2025	1,096
Fiscal 2026	555
Total estimated remaining amortization expense at March 31, 2022	$5,228

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
At March 31, 2022, our borrowing base was $76.4 million and we had $23.7 million in letters of credit outstanding issued by Bank of Montreal, which resulted in availability of $52.7 million under the ABL Facility.
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
The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that restrict our ability to sell assets, engage in mergers and acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay cash dividends, issue equity instruments, make distribution or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $15.0 million and (ii) 15.00% of the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00 must be maintained. We are in compliance with all covenants of the ABL Facility as of March 31, 2022.
Senior Secured Revolving Credit Facility
The ABL Facility replaced the Fifth Amended and Restated Credit Agreement (the "Prior Credit Agreement"), that was entered into on November 2, 2020, and subsequently amended on May 4, 2021, by and among us and certain foreign subsidiaries, as Borrowers, various subsidiaries of ours, as Guarantors, JPMorgan, as Administrative Agent, Sole Lead Arranger and Sole Book Runner, and the other Lenders party thereto. The Prior Credit Agreement provided for a three-year senior secured revolving credit facility of $200.0 million that was set to expire November 2, 2023. We had no borrowings and $41.3 million of letters of credit outstanding under the Prior Credit Agreement as of the date we commenced the ABL Facility. Interest expense during the nine months ended March 31, 2022 included $1.5 million of accelerated amortization of deferred debt amendment fees associated with the Prior Credit Agreement.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 – Income Taxes
Effective Tax Rate
Our effective tax rates were 0.4% and (7.8)% for the three and nine months ended March 31, 2022, compared to 28.2% and 22.6% during the three and nine months ended March 31, 2021, respectively. The effective tax rates during fiscal 2022 were impacted by a $14.2 million valuation allowance placed on our deferred tax assets during the second quarter. The tax benefit resulting from additional losses during the three months ended March 31, 2022 was offset by additional valuation allowances of $7.7 million. The income tax benefit recorded for the three months ended March 31, 2022 was the result of a change in estimate of our uncertain tax positions. The effective tax rates were negatively impacted by $1.9 million of valuation allowances on certain deferred tax assets in the third quarter of fiscal 2021, and $1.2 million of other deferred tax adjustments in the first half of fiscal 2021.
In determining the need for a valuation allowance on deferred tax assets, the accounting standards provide that the existence of a cumulative loss over a three-year period generally precludes the use of management’s projections of future taxable income. Consequently, we have recorded a full valuation allowance against the deferred tax assets in the U.S. taxable jurisdiction in the amount of $21.9 million during fiscal 2022. These assets are primarily comprised of federal net operating losses, which have an indefinite carryforward, federal tax credits and state net operating losses. To the extent the Company generates taxable income in the future, or cumulative losses are no longer present and our future projections for growth or tax planning strategies are demonstrated, we will realize the benefit associated with the net operating losses for which the valuation allowance has been provided.
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
Refund of Overpayment of Estimated Taxes
In January 2022, we received a $2.4 million tax refund in connection with overpayments of estimated taxes from prior years.
Deferred Payroll Taxes
As of March 31, 2022, we have a balance of $5.6 million remaining on U.S. payroll taxes we deferred through provisions of CARES Act. We paid half of the original deferred payroll tax balance during the second quarter of fiscal 2022 and must repay the remaining balance by December 31, 2022. The remaining balance of deferred payroll taxes is included within accrued wages and benefits in the Condensed Consolidated Balance Sheets.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $9.3 million at March 31, 2022 and $14.6 million at June 30, 2021. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings. Generally, collection of amounts related to unpriced change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.
Other
During the third quarter of fiscal 2020, we commenced litigation in an effort to collect accounts receivable from an iron and steel customer following the deterioration of the relationship in the second quarter of fiscal 2020. The unpaid receivable balance at March 31, 2022 was $17.0 million. Litigation is unpredictable, however, based on the terms of the contract with this customer, we believe we are entitled to collect the full amount owed under the contract.
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
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
	(In thousands, except per share data)
Basic EPS:
Net loss	$(34,899)	$(12,873)	$(77,356)	$(20,501)
Weighted average shares outstanding	26,783	26,515	26,714	26,422
Basic loss per share	$(1.30)	$(0.49)	$(2.90)	$(0.78)
Diluted EPS:
Diluted weighted average shares	26,783	26,515	26,714	26,422
Diluted loss per share	$(1.30)	$(0.49)	$(2.90)	$(0.78)

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9 – Segment Information
We report our results of operations through three reportable segments: Utility and Power Infrastructure, Process and Industrial Facilities, and Storage and Terminal Solutions.
•Utility and Power Infrastructure: consists of power delivery services provided to investor-owned utilities, including construction of new substations, upgrades of existing substations, transmission and distribution line installations, upgrades and maintenance, as well as emergency and storm restoration services. We also provide engineering, fabrication, and construction services for LNG utility peak shaving facilities, and provide construction and maintenance services to a variety of power generation facilities, including natural gas fired facilities in simple or combined cycle configuration.
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

We evaluate performance and allocate resources based on operating income. We eliminate intersegment sales; therefore, no intercompany profit or loss is recognized. Corporate selling, general and administrative expenses are excluded from our three reportable segments in order to better align controllable costs with the responsibility of segment management, and to be consistent with how our chief operating decision-maker assesses segment performance and allocates resources.
Segment assets consist primarily of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment, right-of-use lease assets, goodwill and other intangible assets.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Results of Operations
(In thousands)

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Gross revenue
Utility and Power Infrastructure	$59,341	$44,720	$171,298	$157,414
Process and Industrial Facilities	69,786	43,095	167,033	141,570
Storage and Terminal Solutions	49,254	61,542	175,174	204,572
Total gross revenue	$178,381	$149,357	$513,505	$503,556
Less: Inter-segment revenue
Process and Industrial Facilities	$815	$261	$3,841	$1,543
Storage and Terminal Solutions	563	836	2,603	3,514
Total inter-segment revenue	$1,378	$1,097	$6,444	$5,057
Consolidated revenue
Utility and Power Infrastructure	$59,341	$44,720	$171,298	$157,414
Process and Industrial Facilities	68,971	42,834	163,192	140,027
Storage and Terminal Solutions	48,691	60,706	172,571	201,058
Total consolidated revenue	$177,003	$148,260	$507,061	$498,499
Gross profit (loss)
Utility and Power Infrastructure	$(492)	$(4,692)	$(7,089)	$7,818
Process and Industrial Facilities	(441)	(171)	6,663	11,352
Storage and Terminal Solutions	(458)	6,423	(216)	12,053
Corporate	(372)	—	(1,422)	—
Total gross profit (loss)	$(1,763)	$1,560	$(2,064)	$31,223
Selling, general and administrative expenses
Utility and Power Infrastructure	$2,910	$2,356	$9,109	$7,154
Process and Industrial Facilities	3,198	3,882	8,752	11,319
Storage and Terminal Solutions	4,063	4,792	12,850	13,854
Corporate	6,870	6,149	18,881	19,704
Total selling, general and administrative expenses	$17,041	$17,179	$49,592	$52,031
Goodwill impairment and restructuring costs
Utility and Power Infrastructure	$2,659	$403	$2,705	$1,226
Process and Industrial Facilities	6,856	781	6,839	3,645
Storage and Terminal Solutions	7,219	590	7,293	1,244
Corporate	—	86	1,197	470
Total goodwill impairment and restructuring costs	$16,734	$1,860	$18,034	$6,585
Operating income (loss)
Utility and Power Infrastructure	$(6,061)	$(7,451)	$(18,903)	$(562)
Process and Industrial Facilities	(10,495)	(4,834)	(8,928)	(3,612)
Storage and Terminal Solutions	(11,740)	1,041	(20,359)	(3,045)
Corporate	(7,242)	(6,235)	(21,500)	(20,174)
Total operating loss	$(35,538)	$(17,479)	$(69,690)	$(27,393)

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Total assets by segment were as follows:

	March 31, 2022	June 30, 2021
Utility and Power Infrastructure	$108,071	$81,717
Process and Industrial Facilities	92,235	106,619
Storage and Terminal Solutions	133,969	160,782
Corporate	78,805	118,438
Total segment assets	$413,080	$467,556

Note 10 – Restructuring Costs
In fiscal 2020, we initiated a business improvement plan to increase profitability and reduce our cost structure in order to help us become more competitive and deliver higher quality service. As a result of specific events, including the effects of the COVID-19 pandemic and related market disruptions, the Company expanded its business improvement plan.
The business improvement plan consists of an initial phase of discretionary cost reductions, workforce reductions, reduction of capital expenditures and the reduction in size or closure of certain offices in order to increase the utilization of our staff and bring the cost structure of the business in line with revenue volumes. In fiscal 2022, we commenced a second phase of our plan to focus on centralization of support functions, including business development, accounting, human resources, procurement and project services into shared service centers. The restructuring costs consist primarily of severance costs, facility closure costs, consulting fees and other liabilities.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Restructuring costs under our business improvement plan are classified as follows:

	Three Months Ended		Nine Months Ended		Since Inception of Business Improvement Plan
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
	(In thousands)
Utility and Power Infrastructure
Severance and other personnel-related costs	$—	$291	$45	$1,109	$2,584
Facility costs	—	112	—	117	348
Other intangible asset impairments	—	—	—	—	1,150
Other costs	—	—	1	—	1
Total Utility and Power Infrastructure	$—	$403	$46	$1,226	$4,083
Process and Industrial Facilities
Severance and other personnel-related costs	$—	$315	$(22)	$2,905	$9,096
Facility costs	12	264	13	279	3,201
Other intangible asset impairments	—	—	—	—	375
Other costs(1)	(1,601)	202	(1,597)	461	(1,171)
Total Process and Industrial Facilities	$(1,589)	$781	$(1,606)	$3,645	$11,501
Storage and Terminal Solutions
Severance and other personnel-related costs	$—	$423	$69	$1,076	$1,647
Facility costs	—	167	—	168	879
Other costs	11	—	16	—	16
Total Storage and Terminal Solutions	$11	$590	$85	$1,244	$2,542
Corporate
Severance and other personnel-related costs	$—	$3	$44	$164	$1,127
Facility costs	—	83	16	306	98
Other costs	—	—	1,137	—	1,137
Total Corporate	$—	$86	$1,197	$470	$2,362

Restructuring Costs by Type:
Severance and other personnel-related costs	$—	$1,032	$136	$5,254	$14,454
Facility costs	12	626	29	870	4,526
Other intangible asset impairments	—	—	—	—	1,525
Other costs	(1,590)	202	(443)	461	(17)
Total restructuring costs	$(1,578)	$1,860	$(278)	$6,585	$20,488

(1)Other costs in the Process and Industrial Facilities segment consisted of a $1.6 million credit in the three and nine months ended March 31, 2022. The credit was due to a favorable settlement of a restructuring obligation related to our exit from the domestic iron and steel industry in fiscal 2020.

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
•the impact of inflation on our operating expenses and our business operations;
•the likely impact of new or existing regulations or market forces on the demand for our services;
•the impact to our business of the COVID-19 pandemic;
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
•economic, market or business conditions in general and in the oil, natural gas, power, petrochemical, agricultural and mining industries in particular;
•the transition to renewable energy sources and its impact on our current customer base;
•the under- or over-utilization of our work force;
•delays in the commencement or progression of major projects, whether due to permitting issues or other factors;
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
•Utility and Power Infrastructure: consists of power delivery services provided to investor-owned utilities, including construction of new substations, upgrades of existing substations, transmission and distribution line installations, upgrades and maintenance, as well as emergency and storm restoration services. We also provide engineering, fabrication, and construction services for LNG utility peak shaving facilities, and provide construction and maintenance services to a variety of power generation facilities, including natural gas fired facilities in simple or combined cycle configuration.
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

We evaluate performance and allocate resources based on operating income. We eliminate intersegment sales; therefore, no intercompany profit or loss is recognized. Corporate selling, general and administrative expenses are excluded from our three reportable segments in order to better align controllable costs with the responsibility of segment management, and to be consistent with how our chief operating decision-maker assesses segment performance and allocates resources.
Operational Update
Bidding activity and the volume of project awards have both improved as the economy emerges from the pandemic. However, we have not been able to generate enough revenue to fully recover construction overhead and SG&A costs despite the significant reductions in our cost structure. In addition, increased forecasted costs to complete certain projects have further pressured profitability during the fiscal year (see the discussion of our three and nine months results for more details).
In fiscal 2022, we commenced the second phase of our ongoing business improvement plan to focus on centralization of support functions, including business development, accounting, human resources, procurement and project services into shared service centers. Since the beginning of fiscal 2020, we estimate that we have reduced our cost structure by approximately $82 million, or approximately 30%, with approximately one-third of those reductions related to SG&A and the rest related to construction overhead, which is included in cost of revenue in the Condensed Consolidated Statements of Income. See Item 1. Financial Statements, Note 10 - Restructuring Costs, for more information about our business improvement plan.
Based on improving market conditions and strong bidding activity, we are expecting project awards to pick up in the fourth quarter and continue the momentum into fiscal 2023. We expect this to result in higher revenue volume, increased cost leverage and improved earnings in the future.

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Consolidated
Consolidated revenue was $177.0 million for the three months ended March 31, 2022, compared to $148.3 million in the same period last year. On a segment basis, revenue increased in the Process and Industrial Facilities and Utility and Power Infrastructure segments by $26.1 million and $14.6 million, respectively. The increases were partially offset by a decrease in revenue of $12.0 million in the Storage and Terminal Solutions segment.
Consolidated gross profit (loss) decreased to ($1.8) million in the three months ended March 31, 2022 compared to $1.6 million in the same period last year. Gross margin (loss) decreased to (1.0%) in the three months ended March 31, 2022 compared to 1.1% in the same period last year. Gross margins in the third quarter of fiscal 2022 were negatively impacted by low revenue volume, which led to the under recovery of construction overhead costs and an increase in forecasted costs on a midstream gas processing project in the Process and Industrial Facilities segment. Gross margins in fiscal 2021 were largely impacted negatively by a lower than previously forecasted margin on a large capital project in the Utility and Power Infrastructure segment. These negative impacts were partially offset by increases in estimated recoveries on other completed capital projects.
Consolidated SG&A expenses were $17.0 million in the three months ended March 31, 2022 compared to $17.2 million in the same period a year earlier.
In the third quarter, we recorded $18.3 million of goodwill impairment. See Item 1. Financial Statements, Note 4 - Goodwill and Other Intangible Assets, for more information.
As a result of restructuring activities, we recorded a credit of $1.6 million to restructuring costs in the three months ended March 31, 2022. The credit was due to a favorable settlement of a restructuring obligation related to our exit from the domestic iron and steel industry in fiscal 2020. See Item 1. Financial Statements, Note 10 - Restructuring Costs, for more information.
Interest expense was $0.2 million in the three months ended March 31, 2022 compared to $0.3 million in the three months ended March 31, 2021. Interest expense in the three months ended March 31, 2022 consisted primarily of letter of credit fees, unused capacity fees and amortization of deferred debt issuance costs.
Our effective tax rates for the three months ended March 31, 2022 and March 31, 2021 were 0.4% and 28.2%, respectively. The effective tax rate during fiscal 2022 was impacted by valuation allowances of $7.7 million. The income tax benefit recorded for the three months ended March 31, 2022 was the result of a change in estimate of our uncertain tax positions. See Item 1. Financial Statements, Note 6 - Income Taxes, for more information about the valuation allowances. The effective tax rates were negatively impacted by $1.9 million of valuation allowances on certain deferred tax assets in the third quarter of fiscal 2021.
For the three months ended March 31, 2022, we had a net loss of $34.9 million, or $1.30 per fully diluted share, compared to a net loss of $12.9 million, or $0.49 per fully diluted share, in the three months ended March 31, 2021.
Utility and Power Infrastructure
Revenue for the Utility and Power Infrastructure segment was $59.3 million in the three months ended March 31, 2022 compared to $44.7 million in the same period last year. The increase is primarily due to higher volumes of power delivery and power generation work.
The segment gross margin (loss) was (0.8%) in fiscal 2022 compared to (10.5%) in fiscal 2021. The segment gross margin for the third quarter of fiscal 2022 was negatively impacted by low revenue volume, which led to the under recovery of construction overhead costs, an increase in forecasted cost on a capital project, and lower margins on capital work bid competitively.
The fiscal 2021 segment gross margin was negatively impacted by an increase in the forecasted costs to complete a large capital project.
Process and Industrial Facilities
Revenue for the Process and Industrial Facilities segment was $69.0 million in the three months ended March 31, 2022 compared to $42.8 million in the same period last year. The increase was primarily due to higher volumes of refinery maintenance and turnaround work.

The segment gross loss was (0.6%) for the three months ended March 31, 2022 compared to (0.4%) in the same period last year. The segment gross loss in the third quarter of fiscal 2022 was negatively impacted by an increase in forecasted costs to complete a midstream gas processing project, which resulted in a $4.8 million reduction to gross profit. The increase in forecasted costs was primarily due to performance of a, now terminated, subcontractor, which will require rework in order to meet our client's expectations. In addition, the mix of work, which was impacted by increased reimbursable maintenance activity also contributed to lower margins. The higher revenue led to improvement in the recovery of construction overhead costs, but the segment still had some under recovery that impacted the segment gross margin.
Project execution generally met our expectations in the third quarter of fiscal 2021. However, segment gross margin in the same period was negatively impacted by low volumes, which led to the under recovery of construction overhead costs, and an adjustment related to the Company's assessment of the amount due on a completed project.
Storage and Terminal Solutions
Revenue for the Storage and Terminal Solutions segment was $48.7 million in the three months ended March 31, 2022 compared to $60.7 million in the same period last year. The decrease in segment revenue is primarily a result of lower volumes of crude oil tank and terminal capital work, and tank repair and maintenance work.
The segment gross margin (loss) was (0.9%) for the three months ended March 31, 2022 compared to 10.6% in the same period last year. The fiscal 2022 segment gross margin was negatively impacted by low revenue volume, which led to under recovery of construction overhead costs, and smaller competitively priced capital projects.
The fiscal 2021 segment gross margin was positively impacted by additional estimated recoveries of unpriced change orders on a large crude oil terminal project following the achievement of mechanical completion and demobilization from the project site.
Corporate
Unallocated corporate expenses were $7.2 million during the three months ended March 31, 2022 compared to $6.2 million in the same period last year. The increase is primarily attributable to centralizing support costs under the second phase of our business improvement plan (see Item 1. Financial Statements, Note 10 - Restructuring Costs, and "Operational Update" in this Results of Operations section for more information).
Nine Months Ended March 31, 2022 Compared to the Nine Months Ended March 31, 2021
Consolidated revenue was $507.1 million for the nine months ended March 31, 2022, compared to $498.5 million in the same period last year. On a segment basis, revenue increased in the Process and Industrial Facilities and Utility and Power Infrastructure segments by $23.2 million and $13.9 million, respectively. The increases were partially offset by a decrease in revenue of $28.5 million in the Storage and Terminal Solutions segment.
Consolidated gross profit (loss) decreased to ($2.1) million in the nine months ended March 31, 2022 compared to $31.2 million in the same period last year. Gross margin (loss) decreased to (0.4%) in the nine months ended March 31, 2022 compared to 6.3% in the same period last year. Gross margins in fiscal 2022 were negatively impacted by low revenue volume, which led to the under recovery of construction overhead costs. In addition, the competitive environment and project adjustments negatively impacted gross margins. Gross margins in fiscal 2021 were negatively impacted by lower than forecasted volumes, which led to under recovery of construction overhead costs as well as a lower than previously forecasted margin on a large capital project in the Utility and Power Infrastructure segment.
Consolidated SG&A expenses were $49.6 million in the nine months ended March 31, 2022 compared to $52.0 million in the same period a year earlier. The decrease is primarily attributable to implemented cost reductions.
In the third quarter, we recorded $18.3 million of goodwill impairment. See Item 1. Financial Statements, Note 4 - Goodwill and Other Intangible Assets, for more information.
As a result of restructuring activities, we recorded ($0.3) million of restructuring costs in the nine months ended March 31, 2022. The credit included a $1.6 million favorable settlement of a restructuring obligation related to our exit from the domestic iron and steel industry in fiscal 2020. See Item 1. Financial Statements, Note 10 - Restructuring Costs, for more information.
Interest expense was $2.7 million in the nine months ended March 31, 2022 compared to $1.1 million in the nine months ended March 31, 2021. Interest expense in fiscal 2022 included $1.5 million of accelerated amortization of deferred debt amendment fees (see Item 1. Financial Statements, Note 5 - Debt, for more information). The remaining interest expense in fiscal 2022 was comprised of letter of credit fees, unused capacity fees and amortization of deferred debt issuance costs.

Our effective tax rates for the nine months ended March 31, 2022 and March 31, 2021 were (7.8%) and 22.6%, respectively. The effective tax rate during fiscal 2022 was impacted by a $21.9 million valuation allowance placed on our deferred tax assets. See Item 1. Financial Statements, Note 6 - Income Taxes, for more information about the valuation allowances. The effective tax rates were negatively impacted by $1.9 million of valuation allowances on certain deferred tax assets in the third quarter of fiscal 2021, and $1.2 million of other deferred tax adjustments in the first half of fiscal 2021.
For the nine months ended March 31, 2022, we had a net loss of $77.4 million, or $2.90 per fully diluted share, compared to a net loss of $20.5 million, or $0.78 per fully diluted share, in the nine months ended March 31, 2021.
Utility and Power Infrastructure
Revenue for the Utility and Power Infrastructure segment was $171.3 million in the nine months ended March 31, 2022 compared to $157.4 million in the same period last year. The increase is primarily due to higher volumes of power generation and power delivery work, partially offset by lower volumes of natural gas utility peak shaving and storm response service work.
The segment gross margin (loss) was (4.1%) in fiscal 2022 compared to 5.0% in fiscal 2021. The segment gross margin in fiscal 2022 was negatively impacted by low revenue volume, which led to the under recovery of construction overhead costs. In addition, the fiscal 2022 segment gross margin was materially impacted by changes in the forecasted costs to complete a large capital project. Improved execution during the third quarter of fiscal 2022 resulted in an increase in gross profit of $0.8 million on this project during the three months ended March 31, 2022. However, increases in the forecasted costs to complete the project during the first half of fiscal 2022 resulted in the project reducing gross profit by $5.1 million during the nine months ended March 31, 2022. The increase in forecasted costs during the first half of the fiscal year was principally due to unexpected equipment repairs during commissioning that delayed the scheduled completion and increased the estimated costs to complete. We achieved a critical performance milestone during the second quarter of fiscal 2022, which significantly reduced our financial exposure on the project. We expect to complete the project during the fourth quarter of fiscal 2022. In addition, segment gross margin was negatively impacted by an unfavorable settlement of a claim with a customer.
The fiscal 2021 segment gross margin was negatively impacted by an increase in the forecasted costs to complete a large capital project. In addition, segment gross margin was negatively impacted by low volumes, which led to the under recovery of construction overhead costs. These negative impacts were partially offset by good project execution in the remainder of the segment.
Process and Industrial Facilities
Revenue for the Process and Industrial Facilities segment was $163.2 million in the nine months ended March 31, 2022 compared to $140.0 million in the same period last year. The increase was primarily due to higher levels of refinery maintenance and turnaround work.
The segment gross margin was 4.1% for the nine months ended March 31, 2022 compared to 8.1% in the same period last year. Despite generally strong project execution and higher volumes, the segment gross margin in fiscal 2022 was negatively impacted by under recovered construction overhead costs and a $4.8 million increase in forecasted costs to complete a midstream gas processing project. The increase in forecasted costs was primarily due to performance of a, now terminated, subcontractor, which will require rework in order to meet our client's expectations.
Segment gross margin in fiscal 2021 was positively impacted by strong project execution and the positive impact of a one-time workers' compensation item recorded in the second quarter, but these positive impacts were partially offset by lower revenue volumes, which led to the under recovery of construction overhead costs.
Storage and Terminal Solutions
Revenue for the Storage and Terminal Solutions segment was $172.6 million in the nine months ended March 31, 2022 compared to $201.1 million in the same period last year. The decrease in segment revenue is primarily a result of lower volumes of crude oil tank and terminal capital work.
The segment gross margin (loss) was (0.1%) for the nine months ended March 31, 2022 compared to 6.0% in the same period last year. The fiscal 2022 segment gross margin was negatively impacted by low revenue volume, which led to under recovery of construction overhead costs and a lower than previously forecasted margin on a thermal energy storage tank repair and maintenance project due to changes in repair scope, expanded client weld testing and associated schedule delays, which reduced segment gross profit by $5.5 million. In addition, segment gross margin was negatively impacted by smaller competitively priced capital projects.

The fiscal 2021 segment gross margin was negatively impacted by increases in the costs to complete a large crude oil terminal project, partially offset by an increase in the estimated recovery of those costs.
Corporate
Unallocated corporate expenses were $21.5 million during the nine months ended March 31, 2022 compared to $20.2 million in the same period last year. The increase is primarily attributable to an increase in legal costs for outstanding litigation (see Item 1. Financial Statements, Note 7 - Commitment and Contingencies, for more information), third party consulting services and centralization of support costs related to restructuring activities (see "Operational Update" in this Results of Operations section), partially offset by cost reductions we implemented.
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
The following table provides a summary of changes in our backlog for the three months ended March 31, 2022:

	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions	Total
	(In thousands)
Backlog as of December 31, 2021	$150,368	$250,970	$190,222	$591,560
Project awards	23,366	104,729	51,575	179,670
Revenue recognized	(59,341)	(68,971)	(48,691)	(177,003)
Backlog as of March 31, 2022	$114,393	$286,728	$193,106	$594,227
Book-to-bill ratio(1)	0.4	1.5	1.1	1.0

(1)Calculated by dividing project awards by revenue recognized during the period.

The following table provides a summary of changes in our backlog for the nine months ended March 31, 2022:

	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions	Total
	(In thousands)
Backlog as of June 30, 2021	$170,043	$134,777	$157,741	$462,561
Project awards	115,648	315,143	207,936	638,727
Revenue recognized	(171,298)	(163,192)	(172,571)	(507,061)
Backlog as of March 31, 2022	$114,393	$286,728	$193,106	$594,227
Book-to-bill ratio(1)	0.7	1.9	1.2	1.3

(1)Calculated by dividing project awards by revenue recognized during the period.
Strong bidding activity has led to project awards of $179.7 million and $638.7 million during the three and nine months ended March 31, 2022, respectively, leading to a book-to-bill ratios of 1.0 and 1.3 for the three and nine months ended March 31, 2022, respectively. Project awards through the first half of fiscal 2022 surpassed project awards for the full year of fiscal 2021. Total backlog increased by 0.5% and 28.5% during the three and nine months ended March 31, 2022, respectively.
In the Utility and Power Infrastructure segment, backlog decreased by 23.9% as we booked $23.4 million of project awards during the three months ended March 31, 2022. Backlog decreased by 32.7% as we booked $115.6 million of project awards during the nine months ended March 31, 2022. Bidding activity is strong in the power delivery portion of the business. During fiscal 2022, we received several key contracts for electrical infrastructure services including substation and transmission line rebuilds, relay upgrades, and fiber installation. Our opportunity pipeline for LNG peak shaving projects is also building, however those awards, while significant, can be less frequent. In addition, we expect the $1.2 trillion Infrastructure Investment and Jobs Act passed by congress will lead to increased opportunities in this segment.
In the Process and Industrial Facilities segment, backlog increased by 14.2% as we booked $104.7 million of project awards during the three months ended March 31, 2022. Backlog increased by 112.7% as we booked $315.1 million of project awards during the nine months ended March 31, 2022. Client spending related to refinery maintenance operations has returned to near-normal levels. During fiscal 2022, we received key awards for two thermal vacuum chamber projects, a midstream gas processing plant, a borate mining facility, and other renewable energy capital projects. We continue to see strong demand for thermal vacuum chambers in the coming quarters, as well as increasing opportunities in mining and minerals and chemicals. In addition, we are seeing more opportunities for midstream gas work, including some larger scale projects.
In the Storage and Terminal Solutions segment, backlog increased by 1.5% as we booked $51.6 million of project awards during the three months ended March 31, 2022. Backlog increased by 22.4% as we booked $207.9 million of project awards during the nine months ended March 31, 2022. Oil and natural gas producers have remained cautious with capital spending, which has limited new production volumes and opportunities in crude oil tanks and terminals. However, the price of crude oil increased significantly during the third quarter of fiscal 2022 primarily due to increased foreign supply pressures from the sanctions against Russia. While the impact of the price increase remains uncertain, if sustained, we expect it could strengthen our existing opportunities for crude oil tanks and terminals, and export facilities in the coming quarters. This segment also includes significant opportunities for storage infrastructure projects related to natural gas, LNG, ammonia, hydrogen, NGLs and other forms of renewable energy.
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
Non-GAAP Financial Measures

Adjusted Net Loss

In order to more clearly depict our core profitability, the following tables present our operating results after certain adjustments:

Reconciliation of Adjusted Net Loss and Diluted Loss per Common Share(1)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Net loss, as reported	$(34,899)	$(12,873)	$(77,356)	$(20,501)
Restructuring costs incurred	(1,578)	1,860	(278)	6,585
Goodwill impairment	18,312	—	18,312	—
Accelerated amortization of deferred debt amendment fees(2)	—	—	1,518	—
Deferred tax asset valuation allowance(3)	7,671	—	21,869	—
Tax impact of adjustments	(2,911)	(479)	(3,636)	(1,695)
Adjusted net loss	$(13,405)	$(11,492)	$(39,571)	$(15,611)

Loss per fully diluted share, as reported	$(1.30)	$(0.49)	$(2.90)	$(0.78)
Adjusted loss per fully diluted share	$(0.50)	$(0.43)	$(1.48)	$(0.59)

(1)This table presents non-GAAP financial measures of our adjusted net loss and adjusted diluted loss per common share for the three and nine months ended March 31, 2022 and 2021. The most directly comparable financial measures are net loss and net loss per diluted share, respectively, presented in the Condensed Consolidated Statements of Income. We have presented these non-GAAP financial measures because we believe they more clearly depict our core operating results during the periods presented and provide a more comparable measure of our operating results to other companies considered to be in similar businesses. Since adjusted net loss and adjusted diluted loss per common share are not measures of performance calculated in accordance with GAAP, they should be considered in addition to, rather than as a substitute for, the most directly comparable GAAP financial measures.
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

Adjusted EBITDA

We have presented Adjusted EBITDA, which we define as net loss before restructuring costs, stock-based compensation, interest expense, income taxes, and depreciation and amortization, because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Condensed Consolidated Statements of Income entitled “Net loss” is the most directly comparable GAAP measure to Adjusted EBITDA. Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. Adjusted EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not a measure of our ability to fund our cash needs. As Adjusted EBITDA excludes certain financial information compared with net loss, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, Adjusted EBITDA, has certain material limitations as follows:
•It does not include impairment to goodwill. While impairment to goodwill is a non-cash expense in the period recognized, cash or other consideration was still transferred in exchange for goodwill in the period of the acquisition. Any measure that excludes impairment to goodwill has material limitations since this expense represents the loss of an asset that was acquired in exchange for cash or other assets.
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
A reconciliation of Adjusted EBITDA to net loss follows:

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
	(In thousands)
Net loss	$(34,899)	$(12,873)	$(77,356)	$(20,501)
Goodwill impairment	18,312	—	18,312	—
Restructuring costs	(1,578)	1,860	(278)	6,585
Stock-based compensation	2,088	2,214	5,823	6,413
Interest expense	204	322	2,705	1,055
Provision (benefit) for income taxes	(147)	(5,060)	5,564	(6,002)
Depreciation and amortization	3,716	4,352	11,557	13,639
Adjusted EBITDA	$(12,304)	$(9,185)	$(33,673)	$1,189

LIQUIDITY AND CAPITAL RESOURCES

Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity at March 31, 2022 were unrestricted cash and cash equivalents on hand, capacity under our ABL Facility, and cash generated from operations. Unrestricted cash and cash equivalents at March 31, 2022 totaled $34.1 million and availability under the ABL Facility totaled $52.7 million, resulting in total liquidity of $86.8 million.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31, 2022	June 30, 2021
Cash and cash equivalents	$34,092	$83,878
Restricted cash	25,000	—
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$59,092	$83,878
While bidding activity and the volume of project awards have both improved as the economy emerges from the pandemic, the market environment is still uncertain. Therefore we continue to maintain a strong balance sheet, which we believe is sufficient to support our near- to intermediate-term needs. We are continuing to take the following actions:
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
At March 31, 2022, our borrowing base was $76.4 million and we had $23.7 million in letters of credit outstanding issued by Bank of Montreal, which resulted in availability of $52.7 million under the ABL Facility.
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
The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that restrict our ability to sell assets, engage in mergers and acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay cash dividends, issue equity instruments, make distribution or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $15.0 million and (ii) 15.00% of the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00 must be maintained. We are in compliance with all covenants of the ABL Facility as of March 31, 2022.

Senior Secured Revolving Credit Facility
The ABL Facility replaced the Fifth Amended and Restated Credit Agreement (the "Prior Credit Agreement"), that was entered into on November 2, 2020, and subsequently amended on May 4, 2021, by and among us and certain foreign subsidiaries, as Borrowers, various subsidiaries of ours, as Guarantors, JPMorgan, as Administrative Agent, Sole Lead Arranger and Sole Book Runner, and the other Lenders party thereto. The Prior Credit Agreement provided for a three-year senior secured revolving credit facility of $200.0 million that was set to expire November 2, 2023. We had no borrowings and $41.3 million of letters of credit outstanding under the Prior Credit Agreement as of the date we commenced the ABL Facility. Interest expense during the nine months ended March 31, 2022 included $1.5 million of accelerated amortization of deferred debt amendment fees associated with the Prior Credit Agreement.
Cash Flow for the Nine Months Ended March 31, 2022
Cash Flows Used by Operating Activities
Cash used by operating activities for the nine months ended March 31, 2022 totaled $22.5 million. The various components are as follows:

Net Cash Used by Operating Activities
(In thousands)

Net loss	$(77,356)
Non-cash expenses	18,276
Goodwill impairment	18,312
Deferred income tax	5,323
Cash effect of changes in operating assets and liabilities	12,825
Other	103
Net cash used by operating activities	$(22,517)
Cash effect of changes in operating assets and liabilities at March 31, 2022 in comparison to June 30, 2021 include the following:

•Accounts receivable decreased $10.3 million during the nine months ended March 31, 2022, which increased cash flows from operating activities. The variance is primarily attributable to the timing of billing and collections.

•Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") increased $15.6 million, which decreased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") increased $20.0 million, which increased cash flows from operating activities. CIE and BIE balances can experience significant fluctuations based on business volumes and the timing of when job costs are incurred and the timing of customer billings and payments.

•Inventories, income taxes receivable, other current assets, operating right-of-use lease assets and other assets, non-current, decreased $1.0 million during the nine months ended March 31, 2022, which increased cash flows from operating activities. These operating assets can fluctuate based on the timing of inventory builds and draw-downs, accrual and receipt of income taxes receivable; prepayments of certain expenses; lease commencement, passage of time, expiration, or termination of operating leases; business volumes; and other timing differences.

•Accounts payable, accrued wages and benefits, accrued insurance, operating lease liabilities, other accrued expenses, and other liabilities, non-current decreased by $1.8 million during the nine months ended March 31, 2022, which decreased cash flows from operating activities. These operating liabilities can fluctuate based on the timing of vendor payments; accruals; lease commencement, lease payments, expiration, or termination of operating leases; business volumes; and other timing differences.

Cash Flows Used by Investing Activities
Investing activities used $0.1 million of cash in the nine months ended March 31, 2022 primarily due to $1.4 million of capital expenditures, partially offset by $1.3 million of proceeds from other asset sales.

Cash Flows Used by Financing Activities
Financing activities used $1.9 million of cash in the nine months ended March 31, 2022 primarily due to $1.1 million paid in fees to enter into our ABL Facility and $0.9 million paid to repurchase our stock for payment of withholding taxes due on equity-based compensation.
Dividend Policy
We have never paid cash dividends on our common stock and the terms of our ABL Facility limit dividends to stock dividends only. Any future dividend payments will depend on the terms of our ABL Facility, our financial condition, capital requirements and earnings as well as other relevant factors.
Stock Repurchase Program
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. We made no repurchases under the program in the nine months ended March 31, 2022 and have no current plans to repurchase stock. As of March 31, 2022, there were 1,349,037 shares available for repurchase under the Stock Buyback Program. The terms of our ABL Facility limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and do not violate our Fixed Charge Coverage Ratio financial covenant.
Treasury Shares

We had 1,104,952 treasury shares as of March 31, 2022 and intend to utilize these treasury shares in connection with equity awards under the our stock incentive plans and for sales to the Employee Stock Purchase Plan.

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
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $9.3 million at March 31, 2022 and $14.6 million at June 30, 2021. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.

Goodwill
Goodwill represents the excess of the purchase price of acquisitions over the acquisition date fair value of the net identifiable tangible and intangible assets acquired. In accordance with current accounting guidance, goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level, which is a level below our reportable segments.
We perform our annual impairment test as of May 31st of each fiscal year, or in between annual tests if impairment indicators are present, to determine whether an impairment exists and to determine the amount of headroom. We define "headroom" as the percentage difference between the fair value of a reporting unit and its carrying value. The goodwill impairment test involves comparing management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, then goodwill is not impaired. If the fair value of a reporting unit is less than its carrying value, then goodwill is impaired to the extent of the difference, but the impairment may not exceed the balance of goodwill assigned to that reporting unit.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2022.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended March 31, 2022.

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

The COVID-19 pandemic has adversely affected our business and operations and the business and operations of our customers. We have experienced unpredictable reductions in demand for our services. In response to the COVID-19 pandemic, companies within the oil and natural gas and other industries (including our customers) have announced spending cuts and/or project delays which, in turn, have resulted in decreased awards of new contracts or adjustments, reductions, suspensions or cancellations of contracts.
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
Our business has been affected by inflation, supply chain disruptions and shortages of materials and labor.
Following the onset of the pandemic and with the ongoing conflict between Ukraine and Russia in Europe, there has been a high degree of volatility in commodity and energy markets that affect our client's businesses. In addition, inflation in the United States has reached multi-decade highs and has been increasing since the beginning of the fiscal year. In some cases we have had to bid more competitively than before to win work, which has compressed margins somewhat given the higher inflation. It is uncertain how this market environment will impact our business, both positively or negatively.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information with respect to purchases we made of our common stock during the third quarter of fiscal year 2022.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (C)
January 1 to January 31, 2022
Stock Buyback Program (A)	—	$—	—	1,349,037
Employee Transactions (B)	—	$—	—	—
February 1 to February 28, 2022
Stock Buyback Program (A)	—	$—	—	1,349,037
Employee Transactions (B)	—	$—	—	—
March 1 to March 31, 2022
Stock Buyback Program (A)	—	$—	—	1,349,037
Employee Transactions (B)	—	$—	—	—

(A)Represents shares purchased under our Stock Buyback Program.
(B)Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under our stock incentive plans.
(C)We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. The terms of our ABL Facility also limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and we do not violate our Fixed Charge Coverage Ratio financial covenant. We made no repurchases under the program in the third quarter of fiscal 2022 and have no current plans to repurchase stock.

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

Exhibit No.	Description

*+Exhibit 10.1:	Amended and Restated Matrix Service Company 2021 Severance Plan for Executives.

Exhibit 31.1:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CEO.

Exhibit 31.2:	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – CFO.

Exhibit 32.1:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CEO.

Exhibit 32.2:	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002) – CFO.

Exhibit 95:	Mine Safety Disclosure.

Exhibit 101.INS:	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH:	XBRL Taxonomy Schema Document.

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
+Management Contract or Compensatory Plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX SERVICE COMPANY

Date:	May 10, 2022	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer