Form 10-K
period 2022-06-30
MATRIX SERVICE CO
filed 2022-10-11
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2022
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
Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☒
Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $195 million.
The number of shares of the registrant’s common stock outstanding as of October 7, 2022 was 26,972,621 shares.
Documents Incorporated by Reference
Certain sections of the registrant's definitive proxy statement relating to the registrant's 2022 annual meeting of stockholders, which definitive proxy statement will be filed within 120 days of the end of the registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.

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
•the impact to our business from economic, market or business conditions in general and in the oil, natural gas, power, petrochemical, agricultural and mining industries in particular;
•the impact of inflation on our operating expenses and our business operations;
•the likely impact of new or existing regulations or market forces on the demand for our services;
•the impact to our business of the COVID-19 pandemic and its related disruptions to supply chains, inflation and availability of materials and labor;
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
•reduced creditworthiness of our customer base and the higher risk of non-payment of receivables;
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
BACKGROUND
We began operations in 1984 as an Oklahoma corporation under the name of Matrix Service. In 1989, we incorporated in the State of Delaware under the name of Matrix Service Company. We provide engineering, fabrication, construction, and maintenance services to support critical energy infrastructure and industrial markets. We maintain regional offices throughout the United States, Canada and other international locations, and operate through separate union and merit subsidiaries.
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
WEBSITE ACCESS TO REPORTS
Our public website is matrixservicecompany.com. We make available free of charge through the "Investor Relations" section of our website our annual reports to stockholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Any materials we file with or furnish to the SEC are also maintained on the SEC website (sec.gov).
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
While not our primary means of communication, investors can also learn more about us by visiting our social media channels. We encourage investors, the media, and others interested in us to review the information posted on our Facebook site (facebook.com/matrixservicecompany), our LinkedIn account (linkedin.com/company/matrix-service-company) and our Twitter account (twitter.com/matrixserviceco). Investors, the media or other interested parties can subscribe to the Twitter feed at the address listed above. The information contained in our social media accounts is not incorporated into this Annual Report or other documents we file with, or furnish to, the SEC.
OPERATING SEGMENTS
We operate our business through three reportable segments:
•Utility and Power Infrastructure: consists of power delivery services provided to investor-owned utilities, including construction of new substations, upgrades of existing substations, transmission and distribution line installations, upgrades and maintenance, as well as emergency and storm restoration services. We also provide engineering, fabrication, and construction services for LNG utility peak shaving facilities, and construction and maintenance services to a variety of power generation facilities, including natural gas fired facilities, in simple or combined cycle configuration.

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
OTHER BUSINESS MATTERS
Customers and Marketing
We provided services to approximately 400 customers in fiscal 2022. Most of our revenue comes from long-term customer relationships. One customer accounted for $87.2 million or 12.3% of our consolidated revenue in fiscal 2022, which was primarily included in the Process and Industrial Facilities segment. Another customer accounted for $78.1 million or 11.0% of our consolidated revenue in fiscal 2022, all of which was included in the Utility and Power Infrastructure segment. No other customers individually accounted for more than 10% of our consolidated revenue in fiscal 2022. See Part II, Item 8. Financial Statement and Supplementary Data, Note 13 - Segment Information, for more information about concentration of revenue by segment.
We market our services and products primarily through our marketing and business development personnel, senior professional staff and our operating management. We competitively bid most of our projects; however, we have a number of preferred provider relationships with customers who award us work through long-term agreements. Our projects have durations ranging from a few days to multiple years.
Competition
We compete with local, regional, national and international contractors and service providers. Competitors vary with the markets we serve with few competitors competing in all of the markets we serve or in providing all of the services we provide. Contracts are generally awarded based on price, quality, safety performance, schedule, experience and customer satisfaction.
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

The following table provides a summary of changes in our backlog in fiscal 2022:

	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions	Total
	(In thousands)
Backlog as of June 30, 2021	$170,043	$134,777	$157,741	$462,561
Project awards	152,109	412,358	270,212	834,679
Revenue recognized	(220,093)	(254,848)	(232,839)	(707,780)
Backlog as of June 30, 2022	$102,059	$292,287	$195,114	$589,460
Book-to-bill ratio(1)	0.7	1.6	1.2	1.2

(1)Calculated by dividing project awards by revenue recognized.
In the Utility and Power Infrastructure segment, backlog decreased by 40.0% as we booked $152.1 million of project awards in fiscal 2022. Our opportunity pipeline for LNG peak shaving projects continues to be promising, however those awards, while significant, can be less frequent. Bidding activity is strong in the power delivery portion of the business. During fiscal 2022, we received several key contracts for electrical infrastructure services including substation and transmission line rebuilds, relay upgrades, and fiber installation.
In the Process and Industrial Facilities segment, backlog increased by 116.9% as we booked $412.4 million of project awards in fiscal 2022. Client spending related to refinery maintenance operations has returned to near-normal pre-pandemic levels. During fiscal 2022, we received key awards for two thermal vacuum chamber projects, a midstream gas processing plant, a borate mining facility, a refinery capital project, and other renewable energy capital projects. We continue to see strong demand for thermal vacuum chambers in the coming quarters, as well as increasing opportunities in mining and minerals, and chemicals. In addition, we are seeing more opportunities for midstream gas work, including some larger scale projects.
In the Storage and Terminal Solutions segment, backlog increased by 23.7% as we booked $270.2 million of project awards during fiscal 2022. This segment includes significant opportunities for storage infrastructure projects related to natural gas, LNG, ammonia, hydrogen, NGLs and other forms of renewable energy. We believe LNG and hydrogen projects in particular will be key growth drivers for this segment. Bidding activity on LNG projects has been strong and we have been positioning ourselves for growth in hydrogen by entering into key relationships, such as the signing of a memorandum of understanding ("MOU") with Korea Gas Corporation in August 2022 to support South Korea’s development of a hydrogen economy as it transforms itself from natural gas and the signing of a MOU with Chart Industries, Inc. in January of 2021 to support the development of hydrogen solutions. Oil and natural gas producers have remained cautious with capital spending, which has limited opportunities in crude oil tanks and terminals. However, the price of crude oil and natural gas increased significantly during fiscal 2022, which, if sustained, may lead to higher production volumes and more opportunities for crude oil tanks, terminals and export facilities in the coming quarters.
Project awards in all segments are cyclical and are typically the result of a sales process that can take several months or years to complete. It is common for awards to shift from one period to another as the timing of awards is dependent upon a number of factors including changes in market conditions, permitting, off take agreements, project financing and other factors. Backlog volatility may increase for some segments from time to time when individual project awards are less frequent, but more significant. We expect to recognize approximately 83% of our total backlog reported as of June 30, 2022 as revenue within fiscal 2023.
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
Material Sources and Availability
The COVID-19 pandemic and increased demand and competition for qualified labor have resulted in disruptions to global supply chains, which have led to higher prices for some of the materials we need to run our business, including, but not limited to, structural steel, steel piping, rebar, valves, copper, electrical components, fabricated products and equipment, and delivery freight. We have been proactive with managing our procurement processes to help reduce the impacts of rising materials prices on our business and to help ensure we continue to have the materials we need available. However, rising prices and the potential for materials shortages have created additional risk into bidding and executing work profitably.
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
Typically our contracts require us to indemnify our customers for injury, damage or loss arising from the performance of our services and provide warranties for materials. We may also be required to name the customer as an additional insured up to the limits of insurance available, to purchase special insurance policies or surety bonds for specific customers or to provide letters of credit in lieu of bonds to satisfy performance and financial guarantees on some projects. We maintain a performance and payment bonding line sufficient to support the business. We generally require our subcontractors to indemnify us and our customers and name us as an additional insured for activities arising out of the subcontractors’ work. We also require certain subcontractors to provide additional insurance policies, including surety bonds in favor of us, to secure the subcontractors’ work. There can be no assurance that our insurance and the additional insurance coverage provided by our subcontractors will fully protect us against a valid claim or loss under the contracts with our customers.
Human Capital Management
Employees
Successful execution of our business strategy is dependent on attracting, developing, and retaining key employees who represent our core values and the communities we serve. Our people are our greatest resource, which makes our certification in fiscal 2022 as a Great Place To Work® — for the sixth consecutive year — both a point of pride and an invaluable tool for continuous improvement supporting our objective of remaining an employer of choice.
Given the nature of our work, the size of our employee population can vary significantly throughout the year because of the number, type, and size of projects we have in progress at any particular time. As of June 30, 2022, we had 2,810 employees worldwide. Of those employees, 677 were employed in office-based positions and 2,133 were employed in field or craft positions. The breakdown by country was: 2,467 located in the United States, 309 in Canada, and 34 across other international locations. At the end of fiscal 2022, 45% of our overall workforce and 28% of our management team was represented by women and minorities. Recognizing that commitment to Diversity, Equity and Inclusion (DEI) begins at the top, in fiscal 2022, Matrix increased the overall diversity of our Independent Board Members to 43%, with 29% female and 14% ethnically diverse.
The percentage of our employees represented by unions as of June 30, 2022, was approximately 30%. Operating under collective bargaining agreements with various unions, our union employees are provided with benefits including health and welfare, pension, training programs and competitive compensation plans. We have not experienced any strikes or work stoppages in recent years and are proud that our relationships with our employees and labor unions are strong.

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
Health and Safety
Ensuring the safety of our employees and those around us is integral to who we are, and paramount to our success and sustainability. The journey to achieving and maintaining a zero-incident safety performance requires robust training along with comprehensive policies, processes, and systems to plan, perform, report, measure, review, and improve our performance. We have incorporated safety as a key performance metric in our incentive compensation plan by measuring our annual Total Recordable Incident Rate (‘‘TRIR’’), which is calculated by multiplying the number of recordable incidents by 200,000 and dividing that number by the total hours worked each year. This metric is also used by others in our industry, which allows for a more objective comparison of our performance. Our TRIR was 0.51, 0.28, and 0.50 during fiscal years 2022, 2021, and 2020, respectively.
Diversity, Equity, and Inclusion (DEI)
Foundational to attracting, developing, and retaining a diverse, engaged workforce is our commitment to making sure our employees feel safe, know they are valued, that their work matters, and that they are provided opportunities to achieve their maximum potential. We believe when we value each other’s differences and encourage everyone’s voice to be heard, we can break down the barriers that stifle ideas and opportunities.
In fiscal 2022, we continued to advance and strengthen our culture. We launched our first Employee Resource Groups (ERGs), creating employee-led pathways for inclusion. We also continued year-round learning opportunities on unconscious bias and other DEI-specific topics and enhanced our DEI education offering available to all employees through Matrix University. We strengthened our accountability by increasing the diversity of our independent Board Members based on gender and ethnicity; establishing our ERG Executive Sponsor Program; advancing development of an employee survey designed to measure effectiveness of our DEI efforts and setting the framework for data analysis to identify opportunities for improvement. We also continued our participation in CEO Action for Diversity & Inclusion and participated in a variety of community events including Advancing Oklahoma, a state-wide conversation on race, where Matrix leadership served on the committee that developed comprehensive programming to engage participants in discussions about race and history, the criminal justice system, everyday conversations, education, business, image and attitudes, advocacy, and the future.
Total Rewards Package
As part of our compensation philosophy and to attract and retain superior talent, we offer and maintain market-competitive total rewards programs for our employees. In addition to base salaries, additional programs include incentive and project bonus opportunities, comprehensive healthcare coverage and insurance benefits, Company matched retirement plans, health savings and flexible spending accounts, an Employee Stock Purchase Plan, paid holidays and other paid time off, family leave, and flexible work schedules where possible. Other offerings include employee assistance programs with 365/24/7 access to resources and support, and Matrix HealthMatters, our robust wellness program that provides resources and education to help employees and their families get and stay healthy, focusing wholistically on physical, mental and financial health.
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
Patents and Proprietary Technology
Our subsidiaries have several patents and continue to pursue new ideas and innovations to better serve our customers in several areas of our business. The Flex-A-Span® and Flex-A-Seal® trademarks are utilized to market our unique seals for floating roof tanks. The FastFroth® trademark is utilized to market our unique industrial cleaning process. The Flowdome® trademark is used to market our geodesic dome tank roofs. Our SwingMaster® trademark is used to market our central type swing joints. The patent for the Training Tank for Personnel Entry, Exit and Rescue relates to a training device that can be used to train personnel on equipment that is made to simulate confined space scenarios. We hold two separate patents for Pipe Lifting and Orienting Apparatus and Method that is used to raise and lower pipes and to move them around the upper surface of floating roof of tanks. The Batten Joint for an Internal Floating Roof of a Fluid Tank allows us to overcome many of the disadvantages associated with other types of joints used for internal floating roofs for floating tanks.
We also hold a perpetual license to use various patents and technologies related to LNG storage tanks, liquid nitrogen/liquid oxygen storage tanks, liquid petroleum gas storage tanks and thermal vacuum chambers.
While our intellectual property is not our main business, we believe that the ability to use these patents, trademarks, and technology enables us to expand our presence in the markets we serve and minimizes the development costs typically associated with organic growth.
Regulation
Health and Safety Regulations
Our operations are subject to regulation by the U.S. Department of Labor Occupational Safety and Health Administration (“OSHA”) and Mine Safety and Health Administration (“MSHA”), the U.S. Department of Transportation, and to regulation under state laws and by the Canadian Workers’ Compensation Board and its Workplace Health, Safety and Compensation Commission. Regulations promulgated by these agencies require employers and independent contractors to implement work practices, medical surveillance systems and personnel protection programs to protect employees from workplace hazards and exposure to hazardous chemicals and materials. In recognition of the potential for accidents within various scopes of work, these agencies have enacted strict and comprehensive safety regulations. We have established and consistently reinforce and monitor compliance with comprehensive programs intended to ensure that we comply with all applicable health and safety regulations to protect the safety of our workers, subcontractors and customers. While we believe that we operate safely and prudently, there can be no assurance that accidents will not occur or that we will not incur substantial liability in connection with the operation of our businesses. In order to minimize the financial exposure resulting from potential accidents associated with our work, we maintain liability insurance to limit losses that could result from our work.
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
Risk Factors Related to Our Business and Operations
Our results of operations depend upon the award of new contracts and the timing of those awards.
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
The demand for our products and services depends upon the existence of construction and maintenance projects primarily in the energy markets, including LNG, hydrogen, renewable energy, midstream and downstream petroleum, and other heavy industries in the United States and Canada. Therefore, it is likely that our business will continue to be cyclical in nature and vulnerable to general downturns in the United States, Canadian and world economies and negative changes in commodity and energy prices, which could adversely affect the demand for our products and services.
The availability of engineering and construction projects is dependent upon economic conditions and the outlook for renewable energy, hydrogen, natural gas, oil, petrochemical, industrial, and power industries, and specifically, the level of capital expenditures on energy infrastructure. Our failure to obtain projects, the delay of project awards, the cancellation of projects or delays in the execution of contracts has resulted and may continue to result in under-utilization of our resources, which could adversely impact our revenue, margins, operating results and cash flow. There are numerous factors beyond our control that influence the level of maintenance and capital expenditures of our customers, including:
•the demand for alternative and renewable energy products, including hydrogen;
•ability and demand to export LNG and other hydrocarbon products;
•the demand for natural gas, oil and electricity;
•current or projected commodity prices, including natural gas, oil, power and mineral prices;
•refining margins;
•the ability of energy and industrial companies to generate, access and deploy capital;
•interest rates;
•technological challenges and advances;
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
Our ability to attract and retain qualified engineers, project managers, skilled craftsmen and other experienced professionals in accordance with our need is an important factor in our ability to maintain profitability and grow our business. The market for these professionals is competitive, particularly during periods of economic growth when the supply is limited. We cannot provide any assurance that we will be successful in our efforts to retain or attract qualified personnel when needed. Therefore, when we anticipate or experience growing demand for our services, we may incur additional cost to maintain a professional staff in excess of our current contract needs in an effort to have sufficient qualified personnel available to address this anticipated demand. If we do incur additional compensation and benefit costs, our customer contracts may not allow us to pass through these costs.
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
A significant amount of our work is performed under fixed-price contracts. Under fixed-price contracts, we agree to perform the contract for a fixed price and, as a result, can improve our expected profit by superior execution, productivity, workplace safety and other factors resulting in cost savings. However, we could incur cost overruns above the approved contract price, which may not be recoverable. Under certain incentive fixed-price contracts, we may agree to share with a customer a portion of any savings we generate while the customer agrees to bear a portion of any increased costs we may incur up to a negotiated ceiling. To the extent costs exceed the negotiated ceiling price, we may be required to absorb some or all of the cost overruns.
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
Revenue for fixed-price contracts is recognized using the percentage-of-completion method of accounting. Under percentage-of-completion accounting, contract revenue and earnings are recognized ratably over the contract term based on the proportion of actual costs incurred to total estimated costs. In addition, some contracts contain penalty provisions for failure to achieve certain milestones, schedules or performance standards. We review our estimates of contract revenue, costs and profitability on a monthly basis. As a result, we may adjust our estimates on one or more occasions as a result of changes in cost estimates, change orders to the original contract, or claims against the customer for increased costs incurred by us due to customer-induced delays and other factors.

If estimates of costs to complete fixed-price contracts indicate a loss, a provision is made to accrue the total loss anticipated in the period the loss is determined. Contract profit estimates are also adjusted, on a percentage of completion basis, in the fiscal period in which it is determined that an adjustment is required. No restatements are made to prior periods. Further, many of our contracts contain various cost and performance incentives and penalties that impact the earnings we realize from our contracts, and adjustments related to these incentives and penalties are recorded on a percentage of completion basis in the period when estimable and probable.
As a result of the requirements of the percentage-of-completion method of accounting, the possibility exists that we could have estimated and reported a profit on a contract over several prior periods and later determine, as a result of additional information, that all or a portion of such previously estimated and reported profits were overstated. If this occurs, the full aggregate amount of the overstatement will be recognized in the period in which such change in estimate occurs.
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
•provisions for uncollectable receivables from customers for invoiced amounts;
•the amount and collectability of unpriced change orders and claims against customers;
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
Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. We perform annual goodwill impairment reviews in the fourth quarter of every fiscal year. In addition, we perform an impairment review whenever events or changes in circumstances indicate the carrying value of goodwill or an intangible or fixed asset may not be recoverable. As of June 30, 2022, we had $4.8 million of amortizing intangible assets and $42.1 million of non-amortizing goodwill representing 1.1% and 9.6% of our total assets, respectively.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal properties are as follows:

Location	Description of Facility	Segment	Interest
United States:
Tulsa, Oklahoma	Corporate headquarters and regional office	All segments	Leased
Bellingham, Washington	Regional office, fabrication facility and warehouse	Process and Industrial Facilities, Storage and Terminal Solutions	Owned
Broomall, Pennsylvania	Regional office	All segments	Leased
Catoosa, Oklahoma	Fabrication facility, regional offices and warehouses	All segments	Leased & Owned (1)
Columbus, Ohio	Regional office	All segments	Leased
Houston, Texas	Regional offices and warehouse	All segments	Leased & Owned
Norco, California	Regional office and warehouse	Process and Industrial Facilities, Storage and Terminal Solutions	Leased
Orange, California	Regional office and fabrication and warehouse facility	Process and Industrial Facilities, Storage and Terminal Solutions	Leased
Pittsburgh, Pennsylvania	Regional office	All segments	Leased
Somerset, New Jersey	Regional office and warehouse	Utility and Power Infrastructure, Process and Industrial Facilities	Leased
Temperance, Michigan	Regional office and warehouse	Storage and Terminal Solutions	Owned
Tucson, Arizona	Regional office and warehouse	Process and Industrial Facilities, Storage and Terminal Solutions	Leased
International:
Burlington, Ontario, Canada	Regional office	All segments	Owned
Leduc, Alberta, Canada	Regional office and warehouse	Storage and Terminal Solutions	Leased
Sarnia, Ontario, Canada	Regional office and warehouse	Storage and Terminal Solutions	Owned
Paju-si, Gyeonggi-do, South Korea	Fabrication facility, regional office and warehouse	Storage and Terminal Solutions	Owned
Sydney, New South Wales, Australia	Regional office	Storage and Terminal Solutions	Leased

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
Our common stock trades on the NASDAQ Global Select Market under the trading symbol "MTRX". Substantially all of our stockholders maintain their shares in "street name" accounts and are not individually stockholders of record. As of September 30, 2022, there were 19 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. We made no repurchases under the program in fiscal 2022 and have no current plans to repurchase stock. As of June 30, 2022, there were 1,349,037 shares available for purchase under the Stock Buyback Program. The terms of our Credit Agreement limit share repurchases to $2.5 million per fiscal year provided that that we meet certain availability thresholds and do not violate our Fixed Charge Coverage Ratio financial covenant.
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
The following graph compares, for the period from June 30, 2017 to June 30, 2022, the cumulative stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Index and the Dow Jones U.S. Heavy Construction Index.
The graph below assumes an investment of $100 (with reinvestment of all dividends) in our common stock, the NASDAQ Composite Index, and the Dow Jones U.S. Heavy Construction Index on June 30, 2017 and tracks their relative performance through June 30, 2022. The stock price performance reflected in the following graph is not necessarily indicative of future stock performance.

	June 30,
	2017	2018	2019	2020	2021	2022
Matrix Service Company	$100.00	$196.26	$216.68	$103.96	$112.30	$54.12
NASDAQ Composite	$100.00	$123.60	$133.22	$169.11	$245.60	$188.07
Dow Jones US Heavy Construction	$100.00	$107.41	$113.48	$98.54	$179.38	$190.51

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management judgments and estimates including, in certain circumstances, choices between acceptable GAAP alternatives. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part II, Item 8 - Financial Statements and Supplementary Data in this Annual Report on Form 10-K, contains a comprehensive summary of our significant accounting policies. The following is a discussion of our most critical accounting policies, estimates, judgments and uncertainties that are inherent in our application of GAAP.
RESULTS OF OPERATIONS
Reportable Segments
We operate our business through three reportable segments:
•Utility and Power Infrastructure: consists of power delivery services provided to investor-owned utilities, including construction of new substations, upgrades of existing substations, transmission and distribution line installations, upgrades and maintenance, as well as emergency and storm restoration services. We also provide engineering, fabrication, and construction services for LNG utility peak shaving facilities, and construction and maintenance services to a variety of power generation facilities, including natural gas fired facilities, in simple or combined cycle configuration.
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

Overview
The majority of the work for all segments is performed in the United States, with 9.5% of revenue generated internationally during fiscal 2022, 10.2% in fiscal 2021 and 7.3% in fiscal 2020. The percentage of revenue generated internationally decreased in fiscal 2022 compared to fiscal 2021 primarily due to higher levels of revenue generated domestically.
Significant period to period changes in revenue, gross profits and operating results between fiscal 2022 and fiscal 2021 are discussed below on a consolidated basis for each segment. A discussion of results of operations changes between fiscal 2021 and fiscal 2020 is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended June 30, 2021, which was filed with the SEC on September 13, 2021.

Matrix Service Company
Results of Operations
(In thousands)

	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions	Corporate	Total
Fiscal Year 2022
Consolidated revenue	$220,093	$254,848	$232,839	$—	$707,780
Gross profit (loss)	(8,586)	9,270	262	(2,152)	(1,206)
Gross profit (loss) %	(3.9)%	3.6%	0.1%	—%	(0.2)%
Selling, general and administrative expenses	11,771	12,506	17,284	26,129	67,690
Goodwill impairment and restructuring costs	2,746	6,867	7,330	2,015	18,958
Operating loss	(23,103)	(10,103)	(24,352)	(30,296)	(87,854)
Operating loss %	(10.5)%	(4.0)%	(10.5)%	—%	(12.4)%
Fiscal Year 2021
Consolidated revenue	$210,052	$199,917	$263,429	$—	$673,398
Gross profit	1,506	17,642	13,617	—	32,765
Gross profit %	0.7%	8.8%	5.2%	—%	4.9%
Selling, general and administrative expenses	9,882	14,756	18,644	26,474	69,756
Restructuring costs	1,312	3,807	1,391	246	6,756
Operating loss	(9,688)	(921)	(6,418)	(26,720)	(43,747)
Operating loss %	(4.6)%	(0.5)%	(2.4)%	—%	(6.5)%
Variances Fiscal Year 2022 to Fiscal Year 2021 Increase/(Decrease)
Consolidated revenue	$10,041	$54,931	$(30,590)	$—	$34,382
Gross profit (loss)	(10,092)	(8,372)	(13,355)	(2,152)	(33,971)
Selling, general and administrative expenses	1,889	(2,250)	(1,360)	(345)	(2,066)
Goodwill impairment and restructuring costs	1,434	3,060	5,939	1,769	12,202
Operating loss	(13,415)	(9,182)	(17,934)	(3,576)	(44,107)

Operational Update
Bidding activity, project award volumes, and revenue volumes all improved in fiscal 2022 as the economy recovered from the pandemic. However, delays in project starts on certain projects in our backlog as well as delays in awards of larger projects have negatively impacted our operating results. Therefore, we have not been able to generate enough revenue to fully recover construction overhead and SG&A costs despite significant reductions in our cost structure. In addition, projects bid during a competitive environment and increased forecasted costs to complete certain projects have further pressured profitability during the fiscal year (see the discussion of our fiscal 2022 results, and Part II, Item 8-Financial Statements and Supplementary Data, Note 2 - Revenue - Revisions in Estimates, for more information). Based on improving market conditions and strong bidding activity, we are expecting project awards to increase into fiscal 2023, which we expect to lead to higher revenue volume, increased cost leverage, better margins, and improved earnings.
In fiscal 2022, we commenced the second phase of our ongoing business improvement plan to focus on centralization of support functions, including business development, accounting, human resources, procurement and project services into shared service centers. Since the beginning of fiscal 2020, we estimate that we have reduced our cost structure by approximately $83 million, or approximately 30%, with approximately one-third of those reductions related to SG&A and the rest related to construction overhead, which is included in cost of revenue in the Consolidated Statements of Income. See Part II. Item 8. Financial Statements and Supplementary Data, Note 14 - Restructuring Costs, for more information about our business improvement plan.
In order to more clearly depict our core profitability, the following tables present our operating results after certain adjustments:

Reconciliation of Net Loss to Adjusted Net Income (Loss)(1)
(In thousands, except per share data)

	Fiscal Years Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Net loss, as reported	$(63,900)	$(31,224)	$(33,074)
Restructuring costs incurred	646	6,756	14,010
Goodwill and intangible asset impairments	18,312	—	38,515
Gain on sale of facilities(2)	(32,392)	—	—
Accelerated amortization of deferred debt amendment fees(3)	1,518	—	—
Deferred tax valuation allowance(4)	17,943	—	—
Tax impact of adjustments and other net tax items	4,464	(1,739)	(8,644)
Adjusted net income (loss)	$(53,409)	$(26,207)	$10,807

Loss per fully diluted share, as reported	$(2.39)	$(1.18)	$(1.24)
Adjusted earnings (loss) per fully diluted share	$(2.00)	$(0.99)	$0.40

(1)This table presents non-GAAP financial measures of our adjusted net income (loss) and adjusted earnings (loss) per fully diluted share for fiscal 2022, 2021 and 2020. The most directly comparable financial measures are net loss and loss per fully diluted share, respectively, presented in the Consolidated Statements of Income. We have presented these non-GAAP financial measures because we believe they more clearly depict our core operating results during the periods presented and provide a more comparable measure of our operating results to other companies considered to be in similar businesses. Since adjusted net income (loss) and adjusted earnings (loss) per fully diluted share are not measures of performance calculated in accordance with GAAP, they should be considered in addition to, rather than as a substitute for, the most directly comparable GAAP financial measures.
(2)Gain on the sale-leaseback of our regional office and fabrication and warehouse facility located in Orange, California (see Part II. Item 8-Financial Statements and Supplementary Data, Note 3 - Property, Plant and Equipment - Sale-leaseback Transaction, for more information.)
(3)Interest expense in fiscal 2022 included $1.5 million of accelerated amortization of deferred debt amendment fees (see Part II. Item 8-Financial Statements and Supplementary Data, Note 5 - Debt, for more information).
(4)See Part II, Item 8-Financial Statements and Supplementary Data, Note 6 - Income Taxes, for more information about the deferred tax asset valuation allowance.

Reconciliation of Net Loss to Adjusted EBITDA

We have presented Adjusted EBITDA, which we define as net loss before goodwill and other intangible asset impairments, restructuring costs, gain on sale of facilities, stock-based compensation, interest expense, income taxes, and depreciation and amortization, because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Consolidated Statements of Income entitled “Net loss” is the most directly comparable GAAP measure to Adjusted EBITDA. Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. Adjusted EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not a measure of our ability to fund our cash needs. As Adjusted EBITDA excludes certain financial information compared with net loss, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, Adjusted EBITDA, has certain material limitations as follows:

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

•It does not include gain on sale of facilities. While the sale occurred outside the normal course of business and similar sales are not expected to be recurring or sustainable, any measure that excludes this gain has inherent limitations since the sale resulted in a material inflow of cash.

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

	Fiscal Years Ended
	June 30, 2022	June 30, 2021	June 30, 2020
	(in thousands)
Net loss	$(63,900)	$(31,224)	$(33,074)
Goodwill and other intangible asset impairment	18,312	—	38,515
Gain on sale of facilities(1)	(32,392)	—	—
Restructuring costs	646	6,756	14,010
Stock-based compensation	7,877	8,156	9,877
Interest expense	2,951	1,559	1,597
Provision (benefit) for federal, state and foreign income taxes	5,617	(12,039)	(3,570)
Depreciation and amortization	15,254	17,858	19,124
Adjusted EBITDA	$(45,635)	$(8,934)	$46,479

(1)Gain on the sale-leaseback of our regional office and fabrication and warehouse facility located in Orange, California (see Part II. Item 8-Financial Statements and Supplementary Data, Note 3 - Property, Plant and Equipment - Sale-leaseback Transaction, for more information.)

Fiscal 2022 Versus Fiscal 2021
Consolidated
Consolidated revenue was $707.8 million for fiscal 2022 compared to $673.4 million in fiscal 2021. On a segment basis, revenue increased in the Process and Industrial Facilities and Utility and Power Infrastructure segments by $54.9 million and $10.1 million, respectively. The increases were partially offset by a decrease in revenue of $30.6 million in the Storage and Terminal Solutions segment.
Consolidated gross profit (loss) was ($1.2) million in fiscal 2022 compared to $32.8 million in fiscal 2021. Gross margin (loss) was (0.2)% in fiscal 2022 compared to 4.9% in fiscal 2021. Gross margins in fiscal 2022 were negatively impacted by low revenue volume, which led to the under recovery of construction overhead costs. In addition, the competitive bidding environment and increased forecasts in costs to complete projects negatively impacted gross margins. Gross margins in fiscal 2021 were negatively impacted by lower than forecasted volume, which led to under recovery of construction overhead costs, lower than previously forecasted margins on large capital projects in the Utility and Power Infrastructure and Storage and Terminal Solutions segments, and an unfavorable settlement on a contract dispute in the Storage and Terminal Solutions segment.
Consolidated SG&A expenses were $67.7 million in fiscal 2022 compared to $69.8 million in fiscal 2021. The decrease in fiscal 2022 was primarily attributable to implemented cost reductions.
In the third quarter of fiscal 2022, we recorded $18.3 million of goodwill impairment. See Part II. Item 8, Financial Statements, Note 4 - Goodwill and Other Intangible Assets - Goodwill, for more information about the impairments.
As a result of actions taken to reduce our cost structure, we recorded $0.6 million of restructuring costs in fiscal 2022. These costs were net of a $1.6 million credit recorded in restructuring costs in the third quarter. The credit was due to a favorable settlement of a restructuring obligation related to our exit from the domestic iron and steel industry in fiscal 2020. See "Operational Update" in this Results of Operations section and Part II. Item 8, Financial Statements and Supplementary Data, Note 14 - Restructuring Costs, for more information.
Interest expense was $3.0 million in fiscal 2022 and $1.6 million in fiscal 2021. Interest expense in fiscal 2022 included $1.5 million of accelerated amortization of deferred debt amendment fees in the first quarter (see Part II. Item 8, Financial Statements, Note 5 - Debt, for more information.) The remaining interest expense in fiscal 2022 was comprised of letter of credit fees, unused capacity fees, interest on outstanding advances, and amortization of deferred debt issuance costs.
Other income included a $32.4 million gain on the sale-leaseback of our regional office and fabrication and warehouse facility located in Orange, California during the fourth quarter of fiscal 2022. See Part II. Item 8, Financial Statements, Note 3 - Property, Plant and Equipment - Sale-leaseback Transaction, for more information.

Our effective tax rate for fiscal 2022 was (9.6)% compared to 27.8% in fiscal 2021. The effective tax rate during fiscal 2022 was primarily impacted by a $17.9 million valuation allowance placed on our deferred tax assets. See Part II. Item 8, Financial Statements, Note 6 - Income Taxes, for more information about the valuation allowance. The effective tax rate during fiscal 2021 was positively impacted by a provision of the CARES Act that allowed us to carryback $5.2 million of the fiscal 2021 net operating loss to a period with a higher statutory federal income tax rate. The carryback benefit was offset by $2.8 million of valuation allowances on various deferred tax assets and $1.8 million of excess tax expense related to the vesting of stock-based compensation.
In fiscal 2022 and 2021, net loss was $63.9 million and $31.2 million, respectively; or $2.39 and $1.18 per fully diluted share, respectively.
Utility and Power Infrastructure
Revenue for the Utility and Power Infrastructure segment was $220.1 million in fiscal 2022 compared to $210.1 million in fiscal 2021. The increase is primarily due to higher volumes of power generation and power delivery work, partially offset by lower volumes of natural gas utility peak shaving and storm response service work.
The segment gross margin (loss) was (3.9)% in fiscal 2022 compared to 0.7% in fiscal 2021. Fiscal 2022 segment gross margin was materially impacted by changes in the forecasted costs to complete two large capital projects. Improved execution on the first project resulted in an increase in gross profit of $2.2 million during the second half of fiscal 2022. However, increases in the forecasted costs to complete this project during the first half of fiscal 2022 resulted in the project reducing gross profit by $3.6 million during the year. The increase in forecasted costs during the first half of the fiscal year was principally due to unexpected equipment repairs during commissioning that delayed the scheduled completion and increased the estimated costs to complete. We achieved a critical performance milestone during the second quarter of fiscal 2022, which significantly reduced our financial exposure on the project.
Increased forecasted costs to the complete the second project resulted in the project reducing gross profit by $2.2 million during the fourth quarter of fiscal 2022 and $0.1 million during fiscal 2022. We recognized $78.1 million of revenue on this project during the year at a near break-even margin as a result of the change in estimate. The increase in forecasted costs was the result of higher than anticipated subcontractor costs and labor costs as the project neared completion. We expect to complete the project during the second quarter of fiscal 2023.
The segment gross margin in fiscal 2022 was also negatively impacted by low revenue volume, which led to the under recovery of construction overhead costs, and by an unfavorable settlement of a claim with a customer in the first quarter of fiscal 2022.
Results of operations in fiscal 2021 were materially impacted by increases in the forecasted costs to complete a large capital project. This project reduced gross profit by $5.8 million in fiscal 2021. The changes in estimate were due to lower than previously forecasted productivity caused by excessive rain at the project site, the impact of COVID-19, and rework which led to higher costs and schedule compression. In addition, segment gross margin was negatively impacted by low volume, which led to the under recovery of construction overhead costs. These negative impacts were partially offset by good project execution in the remainder of the segment.
Process and Industrial Facilities
Revenue for the Process and Industrial Facilities segment was $254.8 million in fiscal 2022 compared to $199.9 million in fiscal 2021. The increase of $54.9 million is primarily due to higher levels of refinery maintenance and turnaround work.
The segment gross margin was 3.6% in fiscal 2022 compared to 8.8% in fiscal 2021. Despite generally strong project execution and higher volumes, the segment gross margin in fiscal 2022 was negatively impacted by an increase in forecasted costs to complete a midstream gas processing project. The project reduced gross profit by $8.7 million during fiscal 2022. The increase in forecasted costs was primarily due to poor performance of a now terminated subcontractor, which required rework, as well as supply chain and escalation issues, in order to meet our client's expectations. Segment gross margin was also negatively impacted by under recovered construction overhead costs in fiscal 2022.
Segment gross margin in fiscal 2021 was positively impacted by strong project execution and the positive impact of a one-time workers' compensation item recorded in the second quarter, but these positive impacts were partially offset by lower revenue volume, which led to the under recovery of construction overhead costs.

Storage and Terminal Solutions
Revenue for the Storage and Terminal Solutions segment was $232.8 million in fiscal 2022 compared to $263.4 million in fiscal 2021, a decrease of $30.6 million. The decrease in segment revenue is primarily a result of lower volumes of crude oil tank and terminal capital work.
The segment gross margin was 0.1% in fiscal 2022 compared to 5.2% in fiscal 2021. The fiscal 2022 segment gross margin was negatively impacted by low revenue volume, which led to under recovery of construction overhead costs and a lower than previously forecasted margin on a thermal energy storage tank repair and maintenance project due to changes in repair scope, expanded client weld testing and associated schedule delays, which reduced segment gross profit by $6.3 million. In addition, segment gross margin was negatively impacted by smaller competitively priced capital projects.
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
Corporate
Unallocated corporate expenses were $30.3 million during fiscal 2022 compared to $26.7 million in the same period last year. The increase is primarily attributable to an increase in legal costs for outstanding litigation (see Item 8. Financial Statements, Note 7 - Commitment and Contingencies, for more information), third party consulting services and centralization of support costs related to restructuring activities (see "Operational Update" in this Results of Operations section), partially offset by cost reductions we implemented.

LIQUIDITY AND CAPITAL RESOURCES
Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity at June 30, 2022 were unrestricted cash and cash equivalents on hand, capacity under our ABL Facility (see "ABL Credit Facility" in this Liquidity and Capital Resources section and Item 8. Financial Statements and Supplementary Data, Note 5 - Debt, for more information), and cash generated from operations. Unrestricted cash and cash equivalents at June 30, 2022 totaled $52.4 million and availability under the ABL Facility totaled $42.5 million, resulting in total liquidity of $94.8 million.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows (in thousands):

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$52,371	$83,878
Restricted cash	$25,000	—
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$77,371	$83,878

The following table provides a summary of changes in our liquidity for the year ended June 30, 2022 (in thousands):

Liquidity at June 30, 2021	$83,878
Cash used by operating activities	(54,196)
Capital expenditures	(3,345)
Proceeds from asset sales(1)	39,018
Net borrowings under ABL Facility	15,000
Remaining availability under ABL Facility	42,460
Cash restricted in support of ABL Facility	(25,000)
Cash used by other financing activities	(2,301)
Effect of exchange rate changes on cash	(683)
Liquidity at June 30, 2022	$94,831

(1)Includes $37.4 million of proceeds from the sale-leaseback of our regional office and fabrication and warehouse facility located in Orange, California during the fourth quarter of fiscal 2022. See Part II. Item 8, Financial Statements, Note 3 - Property, Plant and Equipment - Sale-leaseback Transaction, for more information. The remaining asset sales comprised of equipment sold in the normal course of business.
There continues to be significant uncertainty regarding the near- and intermediate-term business impacts from supply chain disruptions, inflation, and the dislocation of certain energy and industrial markets following the onset of the COVID-19 Pandemic and the war between Ukraine and Russia. During fiscal 2022, low revenue volume, a competitive bidding environment, and increased forecasted costs to complete certain projects led to a $54.2 million use of cash by operating activities, which negatively impacted our liquidity position. However, we improved our liquidity position by entering into a sale-leaseback transaction during the fourth quarter of fiscal 2022, which resulted in $37.4 million in proceeds (see Part II. Item 8-Financial Statements and Supplementary Data, Note 3 - Property, Plant and Equipment - Sale-leaseback Transaction, for more information.) In addition, we added $32.5 million of liquidity as a result of entering into the ABL Facility during the first quarter of fiscal 2022.
We continue to maintain adequate liquidity to support our near- to intermediate-term needs. We are taking the following actions:
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

Cash Flows Used by Operating Activities
Cash flows used by operating activities for the fiscal year ended June 30, 2022 totaled $54.2 million. Major components of cash flows used by operating activities for the year ended June 30, 2022 are as follows:

Net Cash Used by Operating Activities
(In thousands)
Fiscal Year Ended June 30, 2022
Net loss	$(63,900)
Gain on sale of property, plant and equipment (1)	(33,114)
Goodwill impairment	18,312
Depreciation and amortization	15,254
Stock-based compensation expense	7,877
Deferred income tax	5,358
Other non-cash expenses	2,425
Cash effect of changes in operating assets and liabilities	(6,408)
Net cash used by operating activities	$(54,196)

(1)Gain on sale of property, plant and equipment includes a $32.4 million gain on the sale-leaseback of our regional office and fabrication and warehouse facility located in Orange, California (see Part II. Item 8-Financial Statements and Supplementary Data, Note 3 - Property, Plant and Equipment - Sale-leaseback Transaction, for more information.) The remaining gain on the sale of property, plant and equipment comprised of equipment sold in the normal course of business.

Cash effect of changes in operating assets and liabilities at June 30, 2022 in comparison to June 30, 2021 include the following:
•Accounts receivable, excluding credit losses recognized during the period, increased $6.6 million during fiscal 2022, which decreased cash flows from operating activities. The variance is primarily attributable to higher business volume and the timing of billing and collections.

•Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") increased $14.0 million, which decreased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") increased $11.3 million, which increased cash flows from operating activities. CIE and BIE balances can experience significant fluctuations based on business volume and the timing of when job costs are incurred and the timing of customer billings and payments.

•Inventories, income taxes receivable, other current assets, operating right-of-use lease assets and other non-current assets increased $1.1 million during fiscal 2022, which decreased cash flows from operating activities. These operating assets can fluctuate based on the timing of inventory builds and draw-downs, accrual and receipt of income taxes receivable, prepayments of certain expenses, leasing activity, business volume, and other timing differences.

•Accounts payable, accrued wages and benefits, accrued insurance, operating lease liabilities and other accrued expenses increased by $12.2 million during fiscal 2022, which increased cash flows from operating activities. These operating liabilities can fluctuate based on the timing of vendor payments, accruals, leasing activities, business volume, and other timing differences.

•Other liabilities decreased by $7.4 million, which decreased cash flows from operating activities. This decrease was primarily due to payment on the deferred payroll tax liability associated with the CARES Act. See Part II., Item 8. Financial Statements and Supplementary Data, Note 6 - Income Taxes for more information.

Cash Flows Provided by Investing Activities
Investing activities provided $35.7 million of cash in the fiscal year ended June 30, 2022 primarily due to $39.0 million of asset sales, including $37.4 million in proceeds from the sale-leaseback of our regional office and fabrication and warehouse facilities located in Orange, California during the fourth quarter of fiscal 2022 (see Part II. Item 8, Financial Statements, Note 3 - Property, Plant and Equipment - Sale-leaseback Transaction, for more information.) The asset sale proceeds were partially offset by $3.3 million of capital expenditures. Capital expenditures consisted of $1.5 million for facilities, office equipment and software, and $1.8 million for construction, fabrication, and transportation equipment.
Cash Flows Provided by Financing Activities
Financing activities provided $12.7 million of cash in the fiscal year ended June 30, 2022 primarily due to the net borrowings of $15.0 million under our ABL Facility, partially offset by $1.3 million paid in fees to enter into the ABL Facility, and $0.9 million paid to repurchase our stock for payment of withholding taxes due on equity-based compensation.
ABL Credit Facility
On October 5, 2022, we and our primary U.S. and Canada operating subsidiaries entered into the First Amendment and Waiver to Credit Agreement (the “Amendment”), which amended our asset-backed credit agreement (the "ABL Facility"), dated as of September 9, 2021 with Bank of Montreal, as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer, and the lenders named therein. The Amendment (i) waives an event of default resulting from our failure to deliver the Administrative Agent and the lenders our audited financial statements for the fiscal year ended June 30, 2022 by September 28, 2022 (the “Audited Financial Statements”), provided we deliver the Audited Financial Statements by October 14, 2022, (ii) reduces the maximum amount of loans under the ABL Facility to $90.0 million from $100.0 million and (iii) replaces the London interbank offered rate with the forward term rate based on the secured overnight financing rate (the “SOFR”) as the interest rate benchmark.
The ABL Facility is guaranteed by substantially all of our remaining U.S. and Canadian subsidiaries. The ABL Facility available borrowings may be increased by an amount not to exceed $15.0 million, subject to certain conditions, including obtaining additional commitments. The ABL Facility is intended to be used for working capital, capital expenditures, issuances of letters of credit and other lawful purposes. Our obligations under the ABL Facility are secured by a first lien on all our assets and the assets of our co-borrowers and guarantors under the ABL Facility.
The maximum amount that we may borrow under the ABL Facility is subject to a borrowing base, which is based on restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. We are required to maintain a minimum of $25.0 million of restricted cash at all times, but such amounts are also included in the borrowing base. The ABL Facility matures and any outstanding amounts become due and payable on September 9, 2026. At June 30, 2022, our borrowing base was $80.8 million, we had $15.0 million of outstanding borrowings, and $23.3 million in letters of credit outstanding, which resulted in availability of $42.5 million under the ABL Facility.
Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, an annual rate of either a base rate (“Base Rate”), an Adjusted Term SOFR ("Adjusted Term SOFR"), or at the Canadian Prime Rate, plus an applicable margin. The Adjusted Term SOFR is defined as (i) the SOFR plus (ii) 11.448 basis points for a one-month tenor and 26.161 basis points for a three-month tenor; provided that the Adjusted Term SOFR cannot be below zero. The Base Rate is defined as a fluctuating interest rate equal to the greater of: (i) rate of interest announced by Bank of Montreal from time to time as its prime rate; (ii) the U.S. federal funds rate plus 0.50%; (iii) Adjusted Term SOFR for one month period plus 1.00%; or (iv) 1.00%. Depending on the amount of average availability, the applicable margin is between 1.00% to 1.50% for Base Rate and Canadian Prime Rate borrowings, which includes either U.S. or Canadian prime rate, and between 2.00% and 2.50% for Adjusted Term SOFR borrowings. Interest is payable either (i) monthly for Base Rate or Canadian Prime Rate borrowings or (ii) the last day of the interest period for Adjusted Term SOFR borrowings, as set forth in the ABL Facility. The fee for undrawn amounts is 0.25% per annum and is due quarterly. The interest rate in effect for borrowings outstanding at June 30, 2022, including applicable margin, was 6.00%.
The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that restrict our ability to sell assets, engage in mergers and acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay cash dividends, issue equity instruments, make distribution or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $15.0 million and (ii) 15.00% of the lesser of (1) the current borrowing base and (2) the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00 must be maintained. We are in compliance with all covenants of the ABL Facility as of June 30, 2022.
Senior Secured Revolving Credit Facility
The ABL Facility replaced the Fifth Amended and Restated Credit Agreement (the "Prior Credit Agreement"), that was entered into on November 2, 2020, and subsequently amended on May 4, 2021, by and among us and certain foreign subsidiaries, as Borrowers, various subsidiaries of ours, as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Lead Arranger and Sole Book Runner, and the other Lenders party thereto. The Prior Credit Agreement provided for a three-year senior secured revolving credit facility of $200.0 million that expired November 2, 2023. We had no borrowings and $41.3 million of letters of credit outstanding under the Prior Credit Agreement as of the date we commenced the ABL Facility. Interest expense during the fiscal 2022 included $1.5 million of accelerated amortization of deferred debt amendment fees associated with the Prior Credit Agreement.
Dividend Policy
We have never paid cash dividends on our common stock and the terms of our ABL Facility limit dividends to stock dividends only. Any future dividend payments will depend on the terms of our ABL Facility, our financial condition, capital requirements and earnings as well as other relevant factors.
Stock Repurchase Program
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. We made no repurchases under the program in fiscal 2022 and have no current plans to repurchase stock. As of June 30, 2022, there were 1,349,037 shares available for repurchase under the Stock Buyback Program. The terms of our ABL Facility limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and do not violate our Fixed Charge Coverage Ratio financial covenant.
Treasury Shares
We had 1,097,703 treasury shares as of June 30, 2022 and intend to utilize these treasury shares in connection with equity awards under the our stock incentive plans and for sales to the Employee Stock Purchase Plan.
Material Cash Requirements from Contractual and Other Obligations
As of June 30, 2022, our short-term and long-term material cash requirements for known contractual and other obligations were as follows:
•Operating Leases: In the normal course of business, we lease real estate and equipment under various arrangements which are classified as operating leases. Future payments for such leases, excluding leases with initial terms of one year or less, were $31.7 million at June 30, 2022, with $7.0 million payable within the next 12 months. Refer to Part II. Item 8, Financial Statements, Note 8 - Leases, for more information about our lease obligations and the timing of expected future payments.

•Outstanding Debt and Interest Payments: As of June 30, 2022, the amount outstanding under our ABL Facility was $15.0 million. Based on the outstanding balance and interest rates applicable as of June 30, 2022, if we carried the borrowings to the maturity of the facility, we would make total interest payments on the outstanding debt of $6.8 million, with $1.6 million payable within the next 12 months. The outstanding borrowings are due on September 9, 2026 when the ABL Facility matures. Future interest payments will be determined based on prevailing interest rates during that time. Refer to Part II. Item 8, Financial Statements, Note 5 - Debt, for more information about the terms of our ABL Facility.
•Deferred Payroll Taxes: We have deferred $5.6 million of U.S. payroll tax as of June 30, 2022 through provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). We must repay these deferred payroll taxes by December 31, 2022. Refer to Part II. Item 8, Financial Statements, Note 6 - Income Taxes, for more information about the deferred payroll taxes.
Off-Balance Sheet Arrangements and Other Commitments
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. Surety bonds expire at various times ranging from final completion of a project to a period extending beyond contract completion in certain circumstances. Such amounts can also fluctuate from period to period based upon the mix and level of our bonded operating activity. As of June 30, 2022, there were $140.6 million of surety bonds in force, of which we expect $90.3 million to expire within the next 12 months. We are not aware of any losses in connection with surety bonds that have been posted on our behalf, and we do not expect to incur significant losses in the foreseeable future.

We issue letters of credit under our ABL Facility in the normal course of business to support workers' compensation insurance programs or certain construction contracts. As of June 30, 2022, we had $23.3 million of letters of credit outstanding, nearly all of which expire within the next 12 months. The letters of credit that support our workers’ compensation programs are expected to renew annually through the term of our credit facility. The letters of credit that support construction contracts carry expiration dates throughout fiscal 2023.

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
Step 1: Contract Identification
We do not recognize revenue unless we have identified a contract with a customer. A contract with a customer exists when it has approval and commitment from both parties, the rights and obligations of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability is probable. We also evaluate whether a contract should be combined with other contracts and accounted for as a single contract. This evaluation requires judgment and could change the timing of the amount of revenue and profit recorded for a given period.
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
Costs and estimated earnings in excess of billings on uncompleted contracts included revenue for unpriced change orders and claims of $8.9 million at June 30, 2022 and $14.6 million at June 30, 2021. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings. Generally we expect collection of amounts related to unpriced change orders and claims within twelve months. However, customers may not pay these amounts until final resolution of related claims, which may extend beyond one year.

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
We performed our annual goodwill impairment test as of May 31, 2022, which resulted in no impairment. The fiscal 2022 test indicated that four reporting units with a combined total of $33.8 million of goodwill as of June 30, 2022 were at higher risk of future impairment. If our view of project opportunities or gross margins deteriorates, particularly for the higher risk reporting units, then we may be required to record an impairment of goodwill.
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

	Headroom Sensitivity Analysis
	Goodwill as of June 30, 2022 (in thousands)	Baseline Headroom	Headroom if Revenue Growth Rate Declines by 100 Basis Points	Headroom if Gross Margin Declines by 100 Basis Points	Headroom if Discount Rate Increases by 100 Basis Points
Reporting Unit 1	$12,316	5%	-3%	-20%	-3%
Reporting Unit 2	$11,158	4%	-2%	-12%	-4%
Reporting Unit 3	$8,287	103%	87%	37%	83%
Reporting Unit 4	$6,112	23%	18%	1%	17%
Reporting Unit 5	$4,262	16%	9%	-17%	6%

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our interest rate risk results primarily from our variable rate indebtedness under our ABL Facility, which is influenced by movements in short-term rates. Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, an annual rate of either a base rate (“Base Rate”), an Adjusted Term SOFR ("Adjusted Term SOFR"), or at the Canadian Prime Rate, plus an applicable margin. The Adjusted Term SOFR is defined as (i) the SOFR plus (ii) 11.448 basis points for a one-month tenor and 26.161 basis points for a three-month tenor; provided that the Adjusted Term SOFR cannot be below zero. The Base Rate is defined as a fluctuating interest rate equal to the greater of: (i) rate of interest announced by Bank of Montreal from time to time as its prime rate; (ii) the U.S. federal funds rate plus 0.50%; (iii) Adjusted Term SOFR for one month period plus 1.00%; or (iv) 1.00%. Depending on the amount of average availability, the applicable margin is between 1.00% to 1.50% for Base Rate and Canadian Prime Rate borrowings, which includes either U.S. or Canadian prime rate, and between 2.00% and 2.50% for Adjusted Term SOFR borrowings. Interest is payable either (i) monthly for Base Rate or Canadian Prime Rate borrowings or (ii) the last day of the interest period for Adjusted Term SOFR borrowings, as set forth in the ABL Facility. The fee for undrawn amounts is 0.25% per annum and is due quarterly. The interest rate in effect for borrowings outstanding at June 30, 2022, including applicable margin, was 6.00%.
Financial instruments with interest rate risk at June 30, 2022 were as follows:

Maturity by Fiscal Year
	2023	2024	2025	2026	2027	Fair Value as of June 30, 2022
(in thousands)
Long-term debt:
Variable rate debt	$—	$—	$—	$—	$15,000	$15,000
If the interest in effect for borrowings outstanding at June 30, 2022, including applicable margin, increases 1.00%, then our interest expense would only increase $0.2 million, which would not have a material impact to our business.
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
Management has not entered into derivative instruments to hedge foreign currency risk, but periodically evaluates the materiality of our foreign currency exposure. To mitigate our risk, on occasion we convert Canadian Dollar balances into U.S. Dollars to settle U.S. Dollar amounts owed by our Canadian operations. A 10% unfavorable change in the Canadian Dollar against the U.S. Dollar would not have had a material impact on our financial results for the fiscal year ended June 30, 2022.
Commodity Price Risk
We have no direct commodity exposure, but we do have exposure to materials derived from certain commodities including steel plate, steel pipe, and copper, which are key materials we use. The COVID-19 Pandemic and the war between Russia and Ukraine has resulted in disruptions to global supply chains, which have led to higher prices for some of the materials we need to run our business. We mitigate these risks primarily by procuring materials upon contract execution to ensure that our purchase price approximates the costs included in the project estimate, and also by negotiating contract escalation clauses to cover unexpected costs due to fluctuations in materials costs. We have been proactive with managing our procurement processes to help reduce the impacts of rising materials prices on our business and to help ensure we continue to have the materials we need available. However, rising prices and the potential for materials shortages have interjected additional risk into bidding and executing work profitably.

Item 8. Financial Statements and Supplementary Data

Financial Statement Schedules
The financial statement schedule is filed as a part of this report under Schedule II – Valuation and Qualifying Accounts for the three fiscal years ended June 30, 2022, June 30, 2021 and June 30, 2020 immediately following Notes to Consolidated Financial Statements. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022. In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on this assessment, the Company’s management has concluded that the Company’s internal control over financial reporting as of June 30, 2022 was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022. Deloitte & Touche LLP’s report on the Company’s internal control over financial reporting is included herein.

/s/ John R. Hewitt	/s/ Kevin S. Cavanah
John R. Hewitt	Kevin S. Cavanah
President and Chief Executive Officer	Vice President and Chief Financial Officer

October 11, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
Matrix Service Company

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Matrix Service Company and subsidiaries (the “Company”) as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022 based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2022, of the Company and our report dated October 11, 2022, expressed an unqualified opinion on those financial statements.
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
October 11, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Matrix Service Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Matrix Service Company and subsidiaries (the "Company") as of June 30, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders' equity for each of the three years in the period ended June 30, 2022 and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 11, 2022 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company enters into contracts with customers to provide engineering, procurement, and fabrication and construction services, usually provided in association with capital projects, which commonly are fixed price contracts and are billed based on project milestones. Revenue on performance obligations associated with fixed-price contracts is recognized over time since these services create or enhance assets the customer controls as they are being created or enhanced. The Company measures progress of satisfying these performance obligations by using the percentage-of-completion method, which is based on costs incurred to date compared to the total estimated costs at completion. Due to the nature of work left to be performed on many of the Company’s contracts, the estimation of total cost at completion for fixed price contracts is complex, subject to many variables and requires significant judgment. For the fiscal year ended June 30, 2022, revenue totaled $707.8 million, of which $421.2 million related to fixed-price contracts.

Given the significant judgment necessary to estimate total costs at completion for fixed price contracts, auditing these estimates required extensive audit effort due to the volume and complexity of the fixed price contracts and a high degree of auditor judgment when evaluating the results of audit procedures, including the involvement of our capital projects specialists for two selected fixed price contracts.
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
◦Selected a sample of estimates of future costs to complete for certain selected fixed price contracts and evaluated management’s estimates of total costs at completion by performing one of the following:
▪Comparing management’s estimates to documents such as management’s work plans, customer purchase orders, third-party invoices from suppliers, and subcontractor agreements.
▪Developing independent estimates of total costs to completion and compared our estimates to management’s estimates. Our independent estimates were based on information such as management’s work plans, customer purchase orders, third-party invoices from suppliers, subcontractor agreements, and similar historical project experience.
◦For two selected fixed price contracts, we used our capital projects specialists to assist us in evaluating (1) management’s ability to estimate total costs at completion and (2) management’s estimates of total costs at completion.
Goodwill – Certain Reporting Units – Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of management’s estimate of the fair value of each reporting unit to its carrying value. The estimated fair value of each reporting unit was derived primarily by utilizing a discounted cash flow analysis based on the Company’s operating and capital budgets and strategic plan. Significant judgments and assumptions including the revenue growth rate, forecasted gross margins, and discount rate are inherent in the fair value estimates. The use of alternate judgments and/or assumptions could result in a fair value that differs from management’s estimate and could result in the recognition of additional impairment charges in the financial statements. The Company performed goodwill impairment tests as of March 31, 2022 and May 31, 2022, which resulted in $18.3 million of total impairment to goodwill in the third quarter of fiscal year 2022 and no impairment of goodwill in the fourth quarter of fiscal year 2022, respectively. Four reporting units with a combined total of $33.8 million of goodwill as of June 30, 2022 were at higher risk of future impairment than others and their estimated fair values exceed their carrying values by 4% to 23%. The Company’s total goodwill was $42.1 million as of June 30, 2022.
We identified goodwill for four identified reporting units with a combined total of $33.8 million of goodwill as a critical audit matter because of the significant judgments made by management to estimate the fair values of these reporting units. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the revenue growth rate, forecasted gross margins, and discount rate.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the revenue growth rate, forecasted gross margins, and the discount rate used by management to estimate the fair value of the three identified reporting units included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the four identified reporting units, such as controls related to management’s selection of the revenue growth rate and discount rate and forecasts of gross margins.
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
October 11, 2022

We have served as the Company's auditor since 2006.

Matrix Service Company
Consolidated Statements of Income
(In thousands, except per share data)

	Fiscal Years Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Revenue	$707,780	$673,398	$1,100,938
Cost of revenue	708,986	640,633	998,762
Gross profit (loss)	(1,206)	32,765	102,176
Selling, general and administrative expenses	67,690	69,756	86,276
Goodwill and other intangible asset impairment	18,312	—	38,515
Restructuring costs	646	6,756	14,010
Operating loss	(87,854)	(43,747)	(36,625)
Other income (expense):
Interest expense	(2,951)	(1,559)	(1,597)
Interest income	90	126	1,270
Other (Note 3)	32,432	1,917	308
Loss before income tax expense (benefit)	(58,283)	(43,263)	(36,644)
Provision (benefit) for federal, state and foreign income taxes	5,617	(12,039)	(3,570)
Net loss	$(63,900)	$(31,224)	$(33,074)
Basic loss per common share	$(2.39)	$(1.18)	$(1.24)
Diluted loss per common share	$(2.39)	$(1.18)	$(1.24)
Weighted average common shares outstanding:
Basic	26,733	26,451	26,621
Diluted	26,733	26,451	26,621

See accompanying notes

Matrix Service Company
Consolidated Statements of Comprehensive Income
(In thousands)

	Fiscal Years Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Net loss	$(63,900)	$(31,224)	$(33,074)
Other comprehensive loss, net of tax:
Foreign currency translation gain (loss) (net of tax expense (benefit) of $71, $223 and $(88) for the fiscal years ended June 30, 2022, 2021 and 2020, respectively)	(1,426)	1,624	(622)
Comprehensive loss	$(65,326)	$(29,600)	$(33,696)

See accompanying notes

Matrix Service Company
Consolidated Balance Sheets
(In thousands)

	June 30, 2022	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$52,371	$83,878
Accounts receivable, less allowances (2022 - $1,320; 2021 - $898)	153,879	148,030
Costs and estimated earnings in excess of billings on uncompleted contracts	44,752	30,774
Inventories	9,974	7,342
Income taxes receivable	13,547	16,965
Other current assets	12,889	4,230
Total current assets	287,412	291,219
Restricted cash	25,000	—
Property, plant and equipment - net	53,869	69,407
Operating lease right-of-use assets	22,067	22,412
Goodwill	42,135	60,636
Other intangible assets, net of accumulated amortization	4,796	6,614
Deferred income taxes	—	5,295
Other assets, non-current	5,514	11,973
Total assets	$440,793	$467,556

See accompanying notes

Matrix Service Company
Consolidated Balance Sheets (continued)
(In thousands, except share data)

	June 30, 2022	June 30, 2021
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$74,886	$60,920
Billings on uncompleted contracts in excess of costs and estimated earnings	65,106	53,832
Accrued wages and benefits	21,526	21,008
Accrued insurance	6,125	6,568
Operating lease liabilities	5,715	5,747
Other accrued expenses	4,427	5,327
Total current liabilities	177,785	153,402
Deferred income taxes	26	34
Operating lease liabilities	19,904	20,771
Borrowings under asset-backed credit facility	15,000	—
Other liabilities, non-current	372	7,810
Total liabilities	213,087	182,017
Commitments and contingencies
Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of June 30, 2022 and June 30, 2021; 26,790,514 and 26,549,438 shares outstanding as of June 30, 2022 and June 30, 2021, respectively	279	279
Additional paid-in capital	139,854	137,575
Retained earnings	111,278	175,178
Accumulated other comprehensive loss	(8,175)	(6,749)
	243,236	306,283
Treasury stock, at cost — 1,097,703 and 1,338,779 shares as of June 30, 2022 and June 30, 2021, respectively	(15,530)	(20,744)
Total stockholders' equity	227,706	285,539
Total liabilities and stockholders’ equity	$440,793	$467,556
See accompanying notes

Matrix Service Company
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Years Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Operating activities:
Net loss	$(63,900)	$(31,224)	$(33,074)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Depreciation and amortization	15,254	17,858	19,124
Goodwill and other intangible asset impairment (Note 4)	18,312	—	38,515
Stock-based compensation expense	7,877	8,156	9,877
Operating lease, fixed asset, and other intangible asset impairments due to restructuring (Note 14)	—	454	5,215
Deferred income tax	5,358	889	(3,630)
Gain on sale of property, plant and equipment (Note 3)	(33,114)	(1,201)	(767)
Provision for uncollectable accounts	738	85	1,158
Accelerated amortization of deferred debt amendment fees (Note 5)	1,518	—	—
Other	169	460	(7)
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(6,587)	11,109	56,603
Costs and estimated earnings in excess of billings on uncompleted contracts	(13,978)	28,774	36,535
Inventories	(2,632)	(882)	1,557
Other assets and liabilities	(530)	(21,916)	11,029
Accounts payable	13,654	(12,387)	(38,915)
Billings on uncompleted contracts in excess of costs and estimated earnings	11,274	(8,610)	(41,737)
Accrued expenses	(7,609)	5,464	(17,398)
Net cash provided (used) by operating activities	(54,196)	(2,971)	44,085
Investing activities:
Capital expenditures	(3,345)	(4,354)	(18,539)
Proceeds from asset sales (Note 3)	39,018	2,090	1,423
Net cash provided (used) by investing activities	$35,673	$(2,264)	$(17,116)
See accompanying notes

Matrix Service Company
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Fiscal Years Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Financing activities:
Advances under senior secured revolving credit facility	$—	$1,125	$18,567
Repayments of advances under senior secured revolving credit facility	—	(10,913)	(14,357)
Advances under asset-backed credit facility	20,000	—	—
Repayments of advances under asset-backed credit facility	(5,000)	—	—
Payment of debt amendment fees	(1,263)	(1,275)	—
Open market purchase of treasury shares	—	—	(17,045)
Issuances of common stock	199	349	—
Proceeds from issuance of common stock under employee stock purchase plan	270	299	320
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(853)	(1,554)	(3,524)
Other	(654)	(355)	—
Net cash provided (used) by financing activities	12,699	(12,324)	(16,039)
Effect of exchange rate changes on cash	(683)	1,401	(609)
Net increase (decrease) in cash and cash equivalents	(6,507)	(16,158)	10,321
Cash, cash equivalents, and restricted cash, beginning of period (Note 1)	83,878	100,036	89,715
Cash, cash equivalents, and restricted cash, end of period (Note 1)	$77,371	$83,878	$100,036
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes	$(2,864)	$451	$6,394
Interest	$2,773	$1,834	$2,148
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$54	$106	$48
See accompanying notes

Matrix Service Company
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances, June 30, 2019	$279	$137,712	$239,476	$(7,751)	$(17,759)	$351,957
Net loss	—	—	(33,074)	—	—	(33,074)
Other comprehensive loss	—	—	—	(622)	—	(622)
Treasury Shares sold to Employee Stock Purchase Plan (20,733 shares)	—	(19)	—	—	339	320
Issuance of deferred shares (542,279 shares)	—	(8,604)	—	—	8,604	—
Treasury shares repurchased to satisfy tax withholding obligations (181,081 shares)	—	—	—	—	(3,524)	(3,524)
Open market purchases of treasury shares (1,047,606 shares)	—	—	—	—	(17,045)	(17,045)
Stock-based compensation expense	—	9,877	—	—	—	9,877
Balances, June 30, 2020	279	138,966	206,402	(8,373)	(29,385)	307,889
Net loss	—	—	(31,224)	—	—	(31,224)
Other comprehensive income	—	—	—	1,624	—	1,624
Treasury Shares sold to Employee Stock Purchase Plan (29,171 shares)	—	(207)	—	—	506	299
Exercise of stock options (34,150 shares)	—	(257)	—	—	606	349
Issuance of deferred shares (515,218 shares)	—	(9,083)	—	—	9,083	—
Treasury shares repurchased to satisfy tax withholding obligations (170,629 shares)	—	—	—	—	(1,554)	(1,554)
Stock-based compensation expense	—	8,156	—	—	—	8,156
Balances, June 30, 2021	279	137,575	175,178	(6,749)	(20,744)	285,539
Net loss	—	—	(63,900)	—	—	(63,900)
Other comprehensive loss	—	—	—	(1,426)	—	(1,426)
Treasury Shares Sold to Employee Stock Purchase Plan (29,826 shares)	—	(307)	—	—	577	270
Exercise of stock options (19,550 shares)	—	(189)	—	—	388	199
Issuance of deferred shares (268,403 shares)	—	(5,102)	—	—	5,102	—
Treasury shares repurchased to satisfy tax withholding obligations (76,703 shares)	—	—	—	—	(853)	(853)
Stock-based compensation expense	—	7,877	—	—	—	7,877
Balances, June 30, 2022	$279	$139,854	$111,278	$(8,175)	$(15,530)	$227,706
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
Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We believe the most significant estimates and judgments are associated with revenue recognition, the recoverability tests that must be periodically performed with respect to our goodwill and other intangible assets, deferred tax assets, and the estimation of loss contingencies, including liabilities associated with litigation and with the self-insured retentions on our insurance programs. Actual results could materially differ from those estimates.
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
Step 1: Contract Identification
We do not recognize revenue unless we have identified a contract with a customer. A contract with a customer exists when it has approval and commitment from both parties, the rights and obligations of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability is probable. We also evaluate whether a contract should be combined with other contracts and accounted for as a single contract. This evaluation requires judgment and could change the timing of the amount of revenue and profit recorded for a given period.
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
Cash, Cash Equivalents and Restricted Cash
We include as cash equivalents all investments with original maturities of three months or less which are readily convertible into cash. We have cash on deposit at June 30, 2022 with banks in the United States, Canada, South Korea and Australia in excess of Federal Deposit Insurance Corporation ("FDIC"), Canada Deposit Insurance Corporation ("CDIC"), Korea Deposit Insurance Corporation ("KDIC") and Financial Claims Scheme ("FCS") protection limits, respectively. The United States Dollar equivalent of Canadian, South Korean and Australian deposits totaled $5.7 million as of June 30, 2022.
The ABL Facility requires us to maintain a minimum of $25.0 million of restricted cash at all times. Since this cash must be restricted through the maturity date of the ABL Facility, which is beyond one year, we have classified this restricted cash as non-current in our Consolidated Balance Sheets. The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows (in thousands):

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$52,371	$83,878
Restricted cash	$25,000	—
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$77,371	$83,878
Accounts Receivable
Accounts receivable are carried on a gross basis, less the allowance for credit losses. We estimate the allowance for credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Our customers consist primarily of major integrated oil companies, independent refiners and marketers, power companies, petrochemical companies, pipeline companies, mining companies, contractors and engineering firms. We are exposed to the risk of individual customer defaults or depressed cycles in our customers’ industries. To mitigate this risk, many of our contracts require payment as projects progress or advance payment in some circumstances. In addition, in most cases we can place liens against the property, plant or equipment constructed or terminate the contract if a material contract default occurs. Accounts are written off against the allowance for credit losses only after all reasonable collection attempts have been exhausted.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Retentions
Contract retentions collectable beyond one year are included in Other assets in the Consolidated Balance Sheets. Accounts payable retentions are generally settled within one year.
Loss Contingencies
Various legal actions, claims and other contingencies arise in the normal course of our business. Contingencies are recorded in the consolidated financial statements, or are otherwise disclosed, in accordance with ASC 450-20, “Loss Contingencies”. Specific reserves are provided for loss contingencies to the extent we conclude that a loss is both probable and estimable. We use a case-by-case evaluation of the underlying data and update our evaluation as further information becomes known. We believe that any amounts exceeding our recorded accruals should not materially affect our financial position, results of operations or liquidity. However, the results of litigation are inherently unpredictable, and the possibility exists that the ultimate resolution of one or more of these matters could result in a material effect on our financial position, results of operations or liquidity.
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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
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
Insurance Reserves
We maintain insurance coverage for various aspects of our operations. However, we retain exposure to potential losses through the use of deductibles, coverage limits and self-insured retentions. We establish reserves for claims using a combination of actuarially determined estimates and case-by-case evaluations of the underlying claim data and update our evaluations as further information becomes known. Judgments and assumptions are inherent in our reserve accruals; as a result, changes in assumptions or claims experience could result in changes to these estimates in the future. If actual results of claim settlements are different than the amounts estimated, we may be exposed to future gains and losses that could be material.
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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
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
Note 2 – Revenue
Remaining Performance Obligations
We had $484.2 million of remaining performance obligations yet to be satisfied as of June 30, 2022. We expect to recognize approximately $389.9 million of our remaining performance obligations as revenue within the next twelve months.
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

	June 30, 2022	June 30, 2021	Change
	(In thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$44,752	$30,774	$13,978
Billings on uncompleted contracts in excess of costs and estimated earnings	(65,106)	(53,832)	(11,274)
Net contract liabilities	$(20,354)	$(23,058)	$2,704

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
The difference between the beginning and ending balances of our CIE and BIE primarily results from the timing of revenue recognized relative to its billings. The amount of revenue recognized during the fiscal year ended June 30, 2022 that was included in the prior period BIE balance was $49.2 million. This revenue consists primarily of work performed during the period on contracts with customers that had advance billings.
Progress billings in accounts receivable at June 30, 2022 and June 30, 2021 included retentions to be collected within one year of $16.1 million and $19.9 million, respectively. Contract retentions collectable beyond one year are included in other assets in the Consolidated Balance Sheets and totaled $4.0 million as of June 30, 2022 and $3.1 million as of June 30, 2021.
Disaggregated Revenue
Revenue disaggregated by reportable segment is presented in Note 13 - Segment Information. The following series of tables presents revenue disaggregated by geographic area where the work was performed and by contract type:

Geographic Disaggregation:

	Fiscal Years Ended
	June 30, 2022	June 30, 2021	June 30, 2020
	(In thousands)
United States	$640,512	$604,739	$1,020,083
Canada	63,045	61,703	70,133
Other international	4,223	6,956	10,722
Total	$707,780	$673,398	$1,100,938

Contract Type Disaggregation:

	Fiscal Years Ended
	June 30, 2022	June 30, 2021	June 30, 2020
	(In thousands)
Fixed-price contracts	$421,188	$444,042	$685,559
Time and materials and other cost reimbursable contracts	286,592	229,356	415,379
Total	$707,780	$673,398	$1,100,938

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
Revisions in Estimates
Our results of operations were materially impacted by an increase in the forecasted costs to complete a midstream gas processing project in the Process and Industrial Facilities segment. The project reduced gross profit by $8.7 million during fiscal 2022. The increase in forecasted costs was primarily due to poor performance of a now terminated subcontractor, which required rework, as well as supply chain and escalation issues, in order to meet our client's expectations. We expect to complete the project during the second quarter of fiscal 2023.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Our results of operations were materially impacted by changes in the forecasted costs to complete two large capital projects in the Utility and Power Infrastructure segment. Improved project execution on the first project resulted in an increase in gross profit of $2.2 million during the second half of fiscal 2022. However, increases in the forecasted costs to complete this project during the first half of fiscal 2022 resulted in the project reducing gross profit by $3.6 million during fiscal 2022. The increase in forecasted costs during the first half of the fiscal year was principally due to unexpected equipment repairs during commissioning that delayed the scheduled completion and increased the estimated costs to complete. We achieved a critical performance milestone during the second quarter of fiscal 2022, which significantly reduced our financial exposure on the project.
Increased forecasted costs to the complete the second project resulted in the project reducing gross profit by $2.2 million during the fourth quarter of fiscal 2022 and $0.1 million during fiscal 2022. We recognized $78.1 million of revenue on this project during the year at a near break-even margin as a result of the change in estimate. The increase in forecasted costs was the result of higher than anticipated subcontractor costs and labor costs as the project neared completion. We expect to complete the project during the second quarter of fiscal 2023.
Our results of operations were materially impacted by an increase in the costs required to complete a thermal energy storage tank repair and maintenance project in the Storage and Terminal Solutions segment, which resulted in a decrease in gross profit of $6.3 million in fiscal 2022. The increase in costs was primarily due to changes in repair scope, expanded client weld testing and associated schedule delays. We achieved substantial completion on this project in the fourth quarter of fiscal 2022.
Note 3—Property, Plant and Equipment
The following table presents the components of our property, plant and equipment - net at June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
	(In thousands)
Property, plant and equipment - at cost:
Land and buildings	$34,788	$41,633
Construction equipment	93,036	94,453
Transportation equipment	48,999	50,510
Office equipment and software	43,823	42,706
Construction in progress	1,646	493
Total property, plant and equipment - at cost	222,292	229,795
Accumulated depreciation	(168,423)	(160,388)
Property, plant and equipment - net	$53,869	$69,407

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Geographical Disaggregation of Long-Lived Assets

	Long-Lived Assets
	June 30, 2022	June 30, 2021	June 30, 2020
	(In thousands)
United States	$137,682	$157,442	$164,056
Canada	3,436	6,523	5,659
Other international	12,263	12,372	12,435
	$153,381	$176,337	$182,150
Sale-leaseback Transaction
We sold our regional office and fabrication and warehouse facilities located in Orange, California during the fourth quarter of fiscal 2022 for net proceeds of $37.4 million in cash. We recorded a gain of $32.4 million on the sale, which is included in other income in the Consolidated Statements of Income. In connection with the sale, we also entered into a leaseback agreement for a period up to 24 months while we locate replacement facilities. We are still fully committed to our operations in Southern California - we decided to enter into the sale and leaseback transaction to take advantage of the elevated real estate market valuations in Southern California.
Note 4—Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions	Total
	(In thousands)
Net balance at June 30, 2019	$31,840	$34,842	$26,686	$93,368
Goodwill impairment	(24,900)	(7,981)	—	(32,881)
Translation adjustment (1)	(35)	(15)	(68)	(118)
Net balance at June 30, 2020	6,905	26,846	26,618	60,369
Translation adjustment (1)	79	32	156	267
Net balance at June 30, 2021	6,984	26,878	26,774	60,636
Goodwill impairment	(2,659)	(8,445)	(7,208)	(18,312)
Translation adjustment(1)	(62)	(6)	(121)	(189)
Net balance at June 30, 2022	$4,263	$18,427	$19,445	$42,135

(1)The translation adjustments relate to the periodic translation of Canadian Dollar and South Korean Won denominated goodwill recorded as a part of prior acquisitions in Canada and South Korea, in which the local currency was determined to be the functional currency.

We performed our annual goodwill impairment test as of May 31, 2022, which resulted in no impairment. The fiscal 2022 test indicated that four reporting units with a combined total of $33.8 million of goodwill as of June 30, 2022 were at higher risk of future impairment. If our view of project opportunities or gross margins deteriorates, particularly for the higher risk reporting units, then we may be required to record an impairment of goodwill.
In the third quarter of fiscal 2022, we concluded that goodwill impairment indicators existed based on the decline in the price of our stock and operating results that have underperformed our forecasts during the year. Accordingly, we performed an interim impairment test as of March 31, 2022 and concluded that there was $18.3 million of total impairment to goodwill, which was recorded as follows:

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
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
The estimated fair value of each segment was derived by utilizing a discounted cash flow analysis and market multiples of projected EBITDA. The key assumptions used are described in Note 1 - Summary of Significant Accounting Policies, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies, Goodwill.
Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At June 30, 2022
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,558	$(2,276)	$282
Customer based	6 to 15	17,331	(12,817)	4,514
Total other intangible assets		$19,889	$(15,093)	$4,796

		At June 30, 2021
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,483	$(2,031)	$452
Customer based	6 to 15	17,354	(11,192)	6,162
Total other intangible assets		$19,837	$(13,223)	$6,614

Amortization expense totaled $1.8 million, $2.3 million, and $3.4 million in fiscal 2022, 2021, and 2020, respectively.
In the fourth quarter of fiscal 2020, we fully impaired a customer relationship intangible asset with a net book value of $1.2 million. The customer relationship primarily related to services in the Utility and Power Infrastructure segment which were impacted by our performance improvement plan (see Note 14 - Restructuring Costs). As a result, the customer relationship intangible asset was no longer recoverable. As of June 30, 2020, this intangible asset had a remaining useful life of approximately 2 years, a gross carrying amount of $6.3 million and accumulated amortization of $5.1 million. The impairment is included in restructuring costs in the Consolidated Statements of Income.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Also in the fourth quarter of fiscal 2020, we fully impaired a customer relationship intangible asset with a net book value of $0.4 million in connection with the closure of an underperforming operating unit in the Process and Industrial Facilities segment. The closure was part of our performance improvement plan (see Note 14 - Restructuring Costs). As of June 30, 2020, this intangible asset had a remaining useful life of approximately 4 years, a gross carrying amount of $0.9 million and accumulated amortization of $0.5 million. The impairment is included in the restructuring costs caption in the Consolidated Statements of Income.
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
We estimate that future amortization of other intangible assets will be as follows (in thousands):

For year ending:
June 30, 2023	$1,729
June 30, 2024	1,416
June 30, 2025	1,096
June 30, 2026	555
Total estimated amortization expense	$4,796

Note 5—Debt
ABL Credit Facility
On October 5, 2022, we and our primary U.S. and Canada operating subsidiaries entered into the First Amendment and Waiver to Credit Agreement (the “Amendment”), which amended our asset-backed credit agreement (the "ABL Facility"), dated as of September 9, 2021 with Bank of Montreal, as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer, and the lenders named therein. The Amendment (i) waives an event of default resulting from our failure to deliver the Administrative Agent and the lenders our audited financial statements for the fiscal year ended June 30, 2022 by September 28, 2022 (the “Audited Financial Statements”), provided we deliver the Audited Financial Statements by October 14, 2022, (ii) reduces the maximum amount of loans under the ABL Facility to $90.0 million from $100.0 million and (iii) replaces the London interbank offered rate with the forward term rate based on the secured overnight financing rate (the “SOFR”) as the interest rate benchmark.
The ABL Facility is guaranteed by substantially all of our remaining U.S. and Canadian subsidiaries. The ABL Facility available borrowings may be increased by an amount not to exceed $15.0 million, subject to certain conditions, including obtaining additional commitments. The ABL Facility is intended to be used for working capital, capital expenditures, issuances of letters of credit and other lawful purposes. Our obligations under the ABL Facility are secured by a first lien on all our assets and the assets of our co-borrowers and guarantors under the ABL Facility.
The maximum amount that we may borrow under the ABL Facility is subject to a borrowing base, which is based on restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. We are required to maintain a minimum of $25.0 million of restricted cash at all times, but such amounts are also included in the borrowing base. The ABL Facility matures and any outstanding amounts become due and payable on September 9, 2026. At June 30, 2022, our borrowing base was $80.8 million, we had $15.0 million of outstanding borrowings, and $23.3 million in letters of credit outstanding, which resulted in availability of $42.5 million under the ABL Facility.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, an annual rate of either a base rate (“Base Rate”), an Adjusted Term SOFR ("Adjusted Term SOFR"), or at the Canadian Prime Rate, plus an applicable margin. The Adjusted Term SOFR is defined as (i) the SOFR plus (ii) 11.448 basis points for a one-month tenor and 26.161 basis points for a three-month tenor; provided that the Adjusted Term SOFR cannot be below zero. The Base Rate is defined as a fluctuating interest rate equal to the greater of: (i) rate of interest announced by Bank of Montreal from time to time as its prime rate; (ii) the U.S. federal funds rate plus 0.50%; (iii) Adjusted Term SOFR for one month period plus 1.00%; or (iv) 1.00%. Depending on the amount of average availability, the applicable margin is between 1.00% to 1.50% for Base Rate and Canadian Prime Rate borrowings, which includes either U.S. or Canadian prime rate, and between 2.00% and 2.50% for Adjusted Term SOFR borrowings. Interest is payable either (i) monthly for Base Rate or Canadian Prime Rate borrowings or (ii) the last day of the interest period for Adjusted Term SOFR borrowings, as set forth in the ABL Facility. The fee for undrawn amounts is 0.25% per annum and is due quarterly. The interest rate in effect for borrowings outstanding at June 30, 2022, including applicable margin, was 6.00%.
The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that restrict our ability to sell assets, engage in mergers and acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay cash dividends, issue equity instruments, make distribution or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $15.0 million and (ii) 15.00% of the lesser of (1) the current borrowing base and (2) the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00 must be maintained. We are in compliance with all covenants of the ABL Facility as of June 30, 2022.
Senior Secured Revolving Credit Facility
The ABL Facility replaced the Fifth Amended and Restated Credit Agreement (the "Prior Credit Agreement"), that was entered into on November 2, 2020, and subsequently amended on May 4, 2021, by and among us and certain foreign subsidiaries, as Borrowers, various subsidiaries of ours, as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Lead Arranger and Sole Book Runner, and the other Lenders party thereto. The Prior Credit Agreement provided for a three-year senior secured revolving credit facility of $200.0 million that expired November 2, 2023. We had no borrowings and $41.3 million of letters of credit outstanding under the Prior Credit Agreement as of June 30, 2021. Interest expense during fiscal 2022 included $1.5 million of accelerated amortization of deferred debt amendment fees associated with the Prior Credit Agreement.
Note 6—Income Taxes

Sources of Pretax Income (Loss)

	Fiscal Years Ended
	June 30, 2022	June 30, 2021	June 30, 2020
	(In thousands)
Domestic	$(53,258)	$(38,867)	$(32,660)
Foreign	(5,025)	(4,396)	(3,984)
Total	$(58,283)	$(43,263)	$(36,644)

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Components of the Provision for Income Tax Expense (Benefit)

	Fiscal Years Ended
	June 30, 2022	June 30, 2021	June 30, 2020
	(In thousands)
Current:
Federal	$230	$(13,154)	$(376)
State	28	465	412
Foreign	1	(239)	23
	259	(12,928)	59
Deferred:
Federal	2,504	774	(5,000)
State	2,858	(291)	(1,091)
Foreign	(4)	406	2,462
	5,358	889	(3,629)
	$5,617	$(12,039)	$(3,570)

Reconciliation Between the Expected Income Tax Provision Applying the Domestic Federal Statutory Tax Rate and the Reported Income Tax Provision

	Fiscal Years Ended
	June 30, 2022	June 30, 2021	June 30, 2020
	(In thousands)
Expected benefit for federal income taxes at the statutory rate	$(12,239)	$(9,085)	$(7,695)
State income taxes, net of federal benefit	(1,971)	(1,240)	(768)
Impairment of non-deductible goodwill(1)	1,132	—	1,813
Charges without tax benefit	265	961	1,707
Change in valuation allowance(2)	17,943	2,797	3,062
Excess tax expense (benefit) on stock-based compensation	1,019	1,826	230
Research and development and other tax credits	(613)	(1,707)	(1,724)
Foreign tax differential	(232)	(96)	(132)
Federal rate differential net operating loss carryback(3)	141	(5,223)	—
Change in uncertain tax positions	(120)	(7)	20
Other	292	(265)	(83)
Provision (benefit) for federal, state and foreign income taxes	$5,617	$(12,039)	$(3,570)

(1)In fiscal 2022, we impaired $18.3 million of goodwill, which included $5.4 million of non-deductible goodwill. In fiscal 2020, we impaired $32.9 million of goodwill, which included $8.6 million of non-deductible goodwill. See Note 4 - Goodwill and Other Intangible Assets for more information about the impairments.
(2)In fiscal 2022, due to the existence of a cumulative loss over a three-year period, we recorded a full valuation allowance of $17.9 million against our deferred tax assets. These assets are primarily comprised of federal net operating losses, which have an indefinite carryforward, federal tax credits and state net operating losses. To the extent we generate taxable income in the future, or cumulative losses are no longer present and our future projections for growth or tax planning strategies are demonstrated, we will realize the benefit associated with the net operating losses for which the valuation allowance has been provided. In fiscal 2021, we placed $2.8 million of valuation allowances, including $1.5 million on certain state net operating loss carryforwards due to a recent history of cumulative losses for a subsidiary. In fiscal 2020, we placed $3.1 million of valuation allowances on net operating loss carryforwards and foreign tax credits primarily related to Canada.
(3)Relates to fiscal 2021 net operating losses carried back under provisions of the CARES Act to fiscal years 2016 and 2017 which had a 35% federal tax rate.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Significant Components of our Deferred Tax Assets and Liabilities

	June 30, 2022	June 30, 2021
	(In thousands)
Deferred tax assets:
Warranty reserve	$206	$206
Bad debt reserve	340	231
Paid-time-off accrual	315	747
Insurance reserve	1,019	1,229
Legal reserve	79	146
Net operating loss benefit and credit carryforwards	23,717	14,966
Accrued compensation and pension	736	690
Prepaid insurance	16	27
Stock compensation expense on nonvested deferred shares	1,910	1,895
Accrued losses	1,089	64
Restructuring reserve	160	725
Book over tax amortization	5,449	3,765
Deferred FICA	1,427	1,920
Foreign currency translation and other	1,002	665
Valuation allowance	(28,615)	(11,104)
Total deferred tax assets	8,850	16,172
Deferred tax liabilities:
Tax over book depreciation	7,842	10,315
Receivable holdbacks and other	1,034	596
Total deferred tax liabilities	8,876	10,911
Net deferred tax asset (liability)	$(26)	$5,261

As reported in the Consolidated Balance Sheets:

	June 30, 2022	June 30, 2021
	(In thousands)
Deferred income tax assets	—	5,295
Deferred income tax liabilities	(26)	(34)
Net deferred tax asset (liability)	(26)	$5,261

Valuation Allowance
In fiscal 2022, due to the existence of a cumulative loss over a three-year period, we recorded a full valuation allowance of $17.9 million against our deferred tax assets. These assets are primarily comprised of federal net operating losses, which have an indefinite carryforward, federal tax credits and state net operating losses. To the extent we generate taxable income in the future, or cumulative losses are no longer present and our future projections for growth or tax planning strategies are demonstrated, we will realize the benefit associated with the net operating losses for which the valuation allowance has been provided.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Operating Loss and Tax Credit Carryforwards
We have net operating loss carryforwards and tax credit carryforwards in federal, state and foreign jurisdictions. The valuation allowance at June 30, 2022 and June 30, 2021 reduces the recognized tax benefit of these carryforwards to an amount that is more likely than not to be realized.  The gross carryforwards will generally expire as shown below for each jurisdiction:

Operating Loss and Tax Credit Carryforwards	Expiration Period	Amount (in thousands)
Federal net operating loss	Indefinite	$27,207
Federal tax credits	June 2041 to June 2042	$1,700
Federal foreign tax credits	June 2023 to June 2025	$655
State net operating losses	June 2025 to indefinite	$73,889
State tax credits	June 2033 to indefinite	$912
Foreign net operating losses	June 2029 to June 2042	$37,379
Foreign tax credits	June 2035 to June 2042	$676

Net Operating Loss Carryback Refund
Through provisions in the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the "CARES Act"), we had an income tax benefit from the ability to carryback the fiscal 2021 federal net operating loss to a period with a higher statutory federal income tax rate. We estimate that we will receive a $12.6 million tax refund in connection with this carryback, which is included in income taxes receivable in the Consolidated Balance Sheets.
Refund of Overpayment of Estimated Taxes
In January 2022, we received a $2.4 million tax refund in connection with overpayments of estimated taxes from prior years.
Deferred Payroll Taxes
As of June 30, 2022, we have a balance of $5.6 million remaining on U.S. payroll taxes we deferred through provisions of the CARES Act. We paid half of the original deferred payroll tax balance during the second quarter of fiscal 2022 and must repay the remaining balance by December 31, 2022. The remaining balance of deferred payroll taxes is included within accrued wages and benefits in the Consolidated Balance Sheets.
Other
In general, it is our practice and intention to reinvest the earnings of our foreign subsidiaries in our foreign operations. We do not provide for outside basis differences under the indefinite reinvestment assertion of ASC 740-30.
We file tax returns in multiple domestic and foreign taxing jurisdictions. With a few exceptions, we are no longer subject to examination by taxing authorities through fiscal 2017. At June 30, 2022, we updated our evaluation of our open tax years in all known jurisdictions. As of June 30, 2022, we have a $0.3 million liability for unrecognized tax positions and the payment of related interest and penalties. We treat the related interest and penalties as income tax expense. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.
Note 7—Commitments and Contingencies
Insurance Reserves
We maintain insurance coverage for various aspects of our operations. However, exposure to potential losses is retained through the use of deductibles, self-insured retentions and coverage limits.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
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
Unpriced Change Orders and Claims
As of June 30, 2022 and June 30, 2021, costs and estimated earnings in excess of billings on uncompleted contracts included revenue for unpriced change orders and claims of $8.9 million and $14.6 million, respectively. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings. Generally we expect collection of amounts related to unpriced change orders and claims within twelve months. However, customers may not pay these amounts until final resolution of related claims, which may extend beyond one year.
Other
During the third quarter of fiscal 2020, we commenced litigation in an effort to collect accounts receivable from an iron and steel customer following the deterioration of the relationship in the second quarter of fiscal 2020. The unpaid receivable balance at June 30, 2022 was $17.0 million. Litigation is unpredictable, however, based on the terms of the contract with this customer, we believe we are entitled to collect the full amount owed under the contract.
We and our subsidiaries are participants in various legal actions. It is the opinion of management that none of the other known legal actions will have a material impact on our financial position, results of operations or liquidity.
Note 8— Leases
We enter into lease arrangements for real estate, construction equipment and information technology equipment in the normal course of business. Real estate leases accounted for approximately 96% of all right-of-use assets as of June 30, 2022. Most real estate and information technology equipment leases generally have fixed payments that follow an agreed upon payment schedule and have remaining lease terms ranging from less than a year to 14 years. Construction equipment leases generally have "month-to-month" lease terms that automatically renew as long as the equipment remains in use.
In fiscal 2021 we recorded $0.5 million of impairments to right-of-use assets related to leased office space that was closed in connection with our restructuring activities, see Note 14 – Restructuring Costs for additional information.
The components of lease expense in the Consolidated Statements of Income are as follows:

		Fiscal Years Ended
		June 30, 2022	June 30, 2021	June 30, 2020
Lease expense	Location of Expense in Consolidated Statements of Income	(in thousands)
Operating lease expense	Cost of revenue and selling, general and administrative expenses	$7,511	$8,386	$12,274
Short-term lease expense(1)	Cost of revenue	24,225	25,912	37,371
Total lease expense		$31,736	$34,298	$49,645

(1)Primarily represents the lease expense of construction equipment that is subject to month-to-month rental agreements with expected rental durations of less than one year.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

The future undiscounted lease payments, as reconciled to the discounted operating lease liabilities presented in our Consolidated Balance Sheets, were as follows:

June 30, 2022
Maturity Analysis:	(in thousands)
Fiscal 2023	$6,956
Fiscal 2024	5,654
Fiscal 2025	3,697
Fiscal 2026	3,400
Fiscal 2027	3,288
Thereafter	8,681
Total future operating lease payments	31,676
Imputed interest	(6,057)
Net present value of future lease payments	25,619
Less: current portion of operating lease liabilities	5,715
Non-current operating lease liabilities	$19,904

The following is a summary of the weighted average remaining operating lease term and weighted average discount rate as of June 30, 2022:

Weighted-average remaining lease term (in years)	7.2 years
Weighted-average discount rate	5.0%

Supplemental cash flow information related to leases is as follows:

Fiscal Year Ended
June 30, 2022
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease payments	$8,060
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$5,687
Note 9—Stockholders’ Equity
Preferred Stock
We have 5.0 million shares of preferred stock authorized, none of which was issued or outstanding at June 30, 2022 or June 30, 2021.
Stock Repurchase Program
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. We made no repurchases under the program in fiscal 2022 and have no current plans to repurchase stock. The terms

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
of our ABL Facility limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and do not violate our Fixed Charge Coverage Ratio financial covenant. There were 1,349,037 shares available for repurchase under the November 2018 Program as of June 30, 2022.
Treasury Shares
In addition to the stock buyback program, we may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s deferred shares. We withheld 76,703, 170,629, and 181,081 shares of common stock during fiscal 2022, 2021, and 2020, respectively, to satisfy these obligations. These shares were returned to our pool of treasury shares. We have 1,097,703 treasury shares as of June 30, 2022 and intend to utilize these treasury shares in connection with equity awards under our incentive plans and for sales to the Employee Stock Purchase Plan.
Note 10—Stock-Based Compensation
Total stock-based compensation expense for the fiscal years ended June 30, 2022, June 30, 2021, and June 30, 2020 was $7.9 million, $8.2 million and $9.9 million, respectively. Measured but unrecognized stock-based compensation expense at June 30, 2022 was $9.0 million, all of which related to nonvested deferred shares which are expected to be recognized as expense over a weighted average period of 1.7 years. We recognized excess tax expense of $1.0 million, $1.8 million, and $0.2 million related to stock-based compensation vesting for the fiscal years ended June 30, 2022, 2021, and 2020, respectively.
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
Awards totaling 1,725,000 shares have been authorized under the 2020 Plan. There were 1,392,706 shares available for grant under the 2020 Plan as of June 30, 2022.
Stock Options
We did not award any new stock options in fiscal years 2022, 2021, or 2020. The 19,550 options outstanding as of June 30, 2021 were exercised in the second quarter of fiscal 2022 at a weighted average exercise price of $10.19 per share. There were no options outstanding at June 30, 2022. The total intrinsic value of stock options exercised were less than $0.1 million during fiscal 2022 and $0.1 million during fiscal 2021. No stock options were exercised in fiscal 2020.
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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
•Market-based awards—These awards are in the form of performance units which vest 3 years after the grant date only if our common stock achieves certain levels of total shareholder return when compared to the total shareholder return of a peer group of companies as selected by the Compensation Committee of the Board of Directors. The payout can range from zero to 200% of the original award depending on the Company's relative total shareholder return during the performance period. These awards are settled in stock. As of June 30, 2022, there were approximately 163,000, 340,000, and 389,000 performance units that are scheduled to vest in fiscal 2023, fiscal 2024, and fiscal 2025, respectively, assuming target performance.
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
The grant date fair value of the time-based awards is determined by the market value of our common stock on the grant date. The grant date fair value of the market-based awards is calculated using a Monte Carlo model. For the fiscal 2022 grant, the model estimated the fair value of the award based on approximately 100,000 simulations of the future prices of our common stock compared to the future prices of the common stock of its peer companies based on historical volatilities. The model also took into account the expected dividends over the performance period of those peer companies which pay cash dividends.
Nonvested deferred share activity for the fiscal year ended June 30, 2022 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested shares at June 30, 2021	1,280,707	$17.07
Shares granted	696,227	$14.13
Shares vested and released	(268,403)	$13.92
Shares canceled	(242,743)	$25.50
Nonvested shares at June 30, 2022	1,465,788	$14.86

There were 665,597 and 490,322 deferred shares granted in fiscal 2021 and 2020 with average grant date fair values of $10.60 and $21.79 per share, respectively. There were 515,218 and 542,279 deferred shares that vested and were released in fiscal 2021 and 2020 with weighted average fair values of $16.99 and $19.43 per share, respectively. There were 119,904 deferred shares cancelled in fiscal 2021 with an average grant date fair value of $20.67. No deferred shares were cancelled in fiscal 2020.
Cash-Settled Restricted Share Units
We granted 231,219 and 238,848 cash-settled restricted share units during fiscal years 2022 and 2021, respectively; with weighted average fair values of $2.6 million and $2.3 million, respectively. No cash-settled restricted share units were granted in fiscal year 2020. There were 53,333 shares vested and released in fiscal 2022 with a weighted average fair value of $0.5 million. There were no cash-settled restricted shares vested or released in fiscal 2021 or 2020. There were 25,355 shares cancelled in fiscal 2022 with a weighted average fair value of $0.3 million. There were no cash-settled restricted shares cancelled in fiscal 2021 or 2020.
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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
We recognized $0.6 million and $1.0 million of expense in fiscal years 2022 and 2021, respectively, for cash-settled restricted share units, which was included in selling, general and administrative expenses and cost of revenue in the Consolidated Statements of Income. As of June 30, 2022, the liability for cash-settled restricted share units was $0.9 million and is included in accrued wages and benefits in the Consolidated Balance Sheets.
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

The computation of basic and diluted EPS is as follows:

	Fiscal Years Ended
	June 30, 2022	June 30, 2021	June 30, 2020
	(In thousands, except per share data)
Basic EPS:
Net loss	$(63,900)	$(31,224)	$(33,074)
Weighted average shares outstanding	26,733	26,451	26,621
Basic loss per share	$(2.39)	$(1.18)	$(1.24)
Diluted EPS:
Weighted average shares outstanding—basic	26,733	26,451	26,621
Diluted weighted average shares	26,733	26,451	26,621
Diluted loss per share	$(2.39)	$(1.18)	$(1.24)
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
Our matching contributions were $5.3 million, $5.4 million, and $6.2 million in the fiscal years ended June 30, 2022, 2021, and 2020, respectively.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Multiemployer Pension Plans
We contribute to a number of multiemployer defined benefit pension plans in the U.S. and Canada under the terms of collective-bargaining agreements that cover our union-represented employees, who are represented by more than 100 local unions. The related collective-bargaining agreements between those organizations and us, which specify the rate at which we must contribute to the multi-employer defined pension plan, expire at different times between 2022 and 2025. Benefits under these plans are generally based on compensation levels and years of service.
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
Our participation in significant plans for the fiscal year ended June 30, 2022 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number. The zone status is based on the latest information that the Company received from the plan and is certified by the plan’s actuary. Plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are generally less than 80 percent funded, and plans in the green zone are generally at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Surcharge Imposed” column includes plans in a red zone status that require a payment of a surcharge in excess of regular contributions. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending or Implemented	Company Contributions Fiscal Year			Surcharge Imposed
		2022	2021		2022	2021	2020
					(In thousands)
Boilermaker-Blacksmith National Pension Trust	48-6168020/001	Yellow	Yellow	Implemented	$5,208	$4,003	$6,634	No
National Electrical Benefit Fund, IBEW locals 71, 126, 488, and 1319	53-0181657/001	Described below (1)	Green	NA	2,973	1,865	2,674	No
Joint Pension Fund Local Union 164 IBEW	22-6031199/001	Described below (1)	Described below (1)	Implemented	1,514	1,958	1,560	No
Joint Pension Fund of Local Union No 102 IBEW	22-1615726/001	Described below (1)	Green	NA	906	1,341	1,227	No
IBEW Local 456 Pension Plan	22-6238995/001	Green	Green	NA	734	595	427	No
Local 351 IBEW Pension Plan	22-3417366/001	Green	Green	NA	395	479	1,709	No
Steamfitters Local Union No 420 Pension Plan	23-2004424/001	Described below (1)	Red	Implemented	498	442	1,523	Yes
IBEW Local 654 Pension Plan	23-6538183/001	Green	Green	NA	857	818	1,021	No
Ohio Carpenters' Pension Fund, Locals 1090 and 351	34-6574360/001	Described below (1)	Red	Implemented	—	—	3,042	Yes
Iron Workers Pension Plan, Local 55	34-6682351/001	Described below (1)	Green	NA	—	—	2,951	No
Northwestern Ohio Plumbers and Pipefitters Pension, Local 50	34-6502487/001	Described below (1)	Green	NA	—	—	2,504	No
Indiana Laborers Pension Fund	35-6027150/001	Described below (1)	Green	NA	—	20	1,604	No
Iron Workers Mid-America Pension Plan, Local 395	36-6488227/001	Green	Green	NA	—	—	840	No
Pipefitters Retirement Fund, Local 597	62-6105084/001	Described below (1)	Green	NA	4	—	835	No
Iron Workers Pension Plan of Western Pennsylvania, Local 3	25-1283169/001	Green	Green	NA	—	—	500	No
		Contributions to other multiemployer plans			3,729	3,848	8,352
		Total contributions made			$16,818	$15,369	$37,403

(1)For the National Electrical Benefit Fund for Locals 71/126/488/1319, Local 164 IBEW Pension Plan, Local IBEW 102 IBEW Pension Plan, Steamfitters Local Union No. 420 Pension Plan, Locals 1090 and 351 of the Ohio Carpenters' Pension Fund, Iron Workers Pension Plan Local 55, Northwestern Ohio Plumbers and Pipefitters Pension Local 50, Indiana Laborers Pension Fund, and Pipefitters Retirement Fund Local 597, we have not received a funding notification that covers our fiscal year 2022 during the preparation of this Form 10-K. For Local 164 IBEW Pension Plan, we have not received a funding notification that covers our fiscal year 2021 either. Under Federal pension law, if a multiemployer pension plan is determined to be in critical or endangered status, the plan must provide notice of this status to participants, beneficiaries, the bargaining parties, the Pension Benefit Guaranty Corporation, and the Department of Labor. We also observed that these plans have not submitted any Critical or Endangered Status Notices to the Department of Labor for calendar years that we have not received notification. The Critical or Endangered Status Notices can be accessed at https://www.dol.gov/agencies/ebsa/about-ebsa/our-activities/public-disclosure/2022-funding-status-notices#2020-c-and-d.

Employee Stock Purchase Plan
The Matrix Service Company 2011 Employee Stock Purchase Plan (“ESPP”) was effective January 1, 2011. The ESPP allows employees to purchase shares through payroll deductions and members of the Board of Directors to purchase shares from amounts withheld from their cash retainers. Share purchases are limited to an aggregate market value of no greater than $60,000 per calendar year per participant and are purchased from us at the current market value with no discount to the participant. Contributions are with after tax earnings and are accumulated in non-interest bearing accounts for quarterly purchases of company stock. Upon the purchase of shares, the participants receive all stockholder rights including dividend and voting rights and are permitted to sell their shares at any time. We have made 1,000,000 shares available under the ESPP. The ESPP can be terminated at any time at the discretion of the Board of Directors and will automatically terminate once the plan shares are exhausted. Shares are issued from Treasury Stock under the ESPP. There were 29,826 shares issued in fiscal 2022, 29,171 shares in fiscal 2021, and 20,733 shares in fiscal 2020.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Note 13—Segment Information

In fiscal 2022, we operated our business through three reportable segments:
•Utility and Power Infrastructure: consists of power delivery services provided to investor-owned utilities, including construction of new substations, upgrades of existing substations, transmission and distribution line installations, upgrades and maintenance, as well as emergency and storm restoration services. We also provide engineering, fabrication, and construction services for LNG utility peak shaving facilities, and construction and maintenance services to a variety of power generation facilities, including natural gas fired facilities, in simple or combined cycle configuration.
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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Results of Operations
(In thousands)

	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions	Corporate	Total
Fiscal year ended June 30, 2022
Gross revenue	$220,093	$258,497	$236,260	$—	$714,850
Less: inter-segment revenue	—	3,649	3,421	—	7,070
Consolidated revenue	220,093	254,848	232,839	—	707,780
Gross profit (loss)	(8,586)	9,270	262	(2,152)	(1,206)
Selling, general and administrative expenses	11,771	12,506	17,284	26,129	67,690
Goodwill impairment and restructuring costs	2,746	6,867	7,330	2,015	18,958
Operating loss	(23,103)	(10,103)	(24,352)	(30,296)	(87,854)
Segment assets	94,059	104,078	141,084	101,572	440,793
Capital expenditures	29	254	338	2,724	3,345
Depreciation and amortization	3,812	5,659	5,540	243	15,254
Fiscal year ended June 30, 2021
Gross revenue	$210,052	$201,472	$267,982	$—	$679,506
Less: inter-segment revenue	—	1,555	4,553	—	6,108
Consolidated revenue	210,052	199,917	263,429	—	673,398
Gross profit	1,506	17,642	13,617	—	32,765
Selling, general and administrative expenses	9,882	14,756	18,644	26,474	69,756
Restructuring costs	1,312	3,807	1,391	246	6,756
Operating loss	(9,688)	(921)	(6,418)	(26,720)	(43,747)
Segment assets	81,717	106,619	160,782	118,438	467,556
Capital expenditures	1,183	834	1,136	1,201	4,354
Depreciation and amortization	4,127	6,018	7,456	257	17,858
Fiscal year ended June 30, 2020
Gross revenue	$212,001	$424,710	$470,871	$—	$1,107,582
Less: inter-segment revenue	—	2,839	3,805	—	6,644
Consolidated revenue	212,001	421,871	467,066	—	1,100,938
Gross profit (loss)	7,081	36,349	61,413	(2,667)	102,176
Selling, general and administrative expenses	10,047	24,266	26,386	25,577	86,276
Intangible asset impairments and restructuring costs	27,625	22,914	1,066	920	52,525
Operating income (loss)	(30,591)	(10,831)	33,961	(29,164)	(36,625)
Segment assets	67,398	138,734	187,167	124,011	517,310
Capital expenditures	3,285	7,523	4,921	2,810	18,539
Depreciation and amortization	3,054	8,014	7,743	313	19,124

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Information about Significant Customers:

	Significant Customers as a Percentage of Segment Revenue
	Consolidated	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions
Fiscal Year ended June 30, 2022
Customer one	12.3%	—%	33.5%	0.8%
Customer two	11.0%	35.5%	—%	—%
Customer three	4.7%	15.1%	—%	—%
Fiscal Year ended June 30, 2021
Customer one	12.9%	41.3%	—%	—%
Customer two	9.9%	—%	33.3%	0.1%
Customer three	7.0%	22.5%	—%	0.1%
Customer four	4.4%	—%	—%	11.2%
Fiscal Year ended June 30, 2020
Customer one	9.7%	—%	25.4%	—%
Customer two	8.2%	42.7%	—%	—%
Customer three	8.2%	—%	—%	19.3%
Customer four	6.8%	—%	—%	16.1%
Customer five	2.0%	10.5%	—%	—%

Note 14—Restructuring Costs
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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Restructuring costs incurred are classified as follows:

	Fiscal Year Ended June 30, 2022	Fiscal Year Ended June 30, 2021	Fiscal Year Ended June 30, 2020	Since Inception of Business Improvement Plan
		(in thousands)
Utility and Power Infrastructure
Severance and other personnel-related costs	$45	$1,199	$1,340	$2,584
Facility costs	—	113	235	348
Other intangible asset impairments	—	—	1,150	1,150
Other costs	1	—	—	1
Total Utility and Power Infrastructure	$46	$1,312	$2,725	$4,083
Process and Industrial Facilities
Severance and other personnel-related costs	$(22)	$2,951	$6,167	$9,096
Facility costs	17	431	2,757	3,205
Other intangible asset impairments	—	—	375	375
Other costs(1)	(1,597)	426	—	(1,171)
Total Process and Industrial Facilities	$(1,602)	$3,808	$9,299	$11,505
Storage and Terminal Solutions
Severance and other personnel-related costs	$69	$1,231	$347	$1,647
Facility costs	—	159	720	879
Other costs	28	—	—	28
Total Storage and Terminal Solutions	$97	$1,390	$1,067	$2,554
Corporate
Severance and other personnel-related costs	$504	$164	$919	$1,587
Facility costs	16	82	—	98
Other costs	1,585	—	—	1,585
Total Corporate	$2,105	$246	$919	$3,270
Total restructuring costs	$646	$6,756	$14,010	$21,412
Restructuring Costs by Type:
Severance and other personnel-related costs	$596	$5,545	$8,773	$14,914
Total facility costs	33	785	3,712	4,530
Total other intangible asset impairments	—	—	1,525	1,525
Other costs	17	426	—	443
Total restructuring costs	$646	$6,756	$14,010	$21,412

(1)Other costs in the Process and Industrial Facilities segment consisted of a $1.6 million credit in the third quarter of fiscal 2022. The credit was due to a favorable settlement of a restructuring obligation related to our exit from the domestic iron and steel industry in fiscal 2020.

Matrix Service Company
Schedule II—Valuation and Qualifying Accounts
June 30, 2022, June 30, 2021, and June 30, 2020
(In thousands)

COL. A	COL. B	COL. C ADDITIONS		COL. D		COL. E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts—Describe	Deductions—Describe		Balance at End of Period
Fiscal Year 2022
Deducted from asset accounts:
Allowance for doubtful accounts	$898	$738	$—	$(316)	(A)	$1,320
Valuation reserve for deferred tax assets	11,104	17,943	—	(432)	(B)	28,615
Total	$12,002	$18,681	$—	$(748)		$29,935
Fiscal Year 2021
Deducted from asset accounts:
Allowance for doubtful accounts	905	85	—	(92)	(C)	898
Valuation reserve for deferred tax assets	7,763	2,797	—	544	(D)	11,104
Total	8,668	2,882	—	452		12,002
Fiscal Year 2020
Deducted from asset accounts:
Allowance for doubtful accounts	923	1,158	—	(1,176)	(E)	905
Valuation reserve for deferred tax assets	4,959	3,062	—	(258)	(B)	7,763
Total	5,882	4,220	—	(1,434)		8,668

(A)Relates to the write off of a $0.3 million account receivable that was fully reserved in a prior period.
(B)Relates to foreign currency translation for the portion of the valuation allowance on net operating loss and tax credit carryforwards in foreign jurisdictions.
(C)Primarily relates to a $0.1 million reserve that was recognized as a credit loss and ultimately written off within fiscal 2021.
(D)Relates to $1.1 million of foreign currency translation for the portion of the valuation allowance on net operating loss and tax credit carryforwards in foreign jurisdictions, partially offset by $0.6 million of fully reserved tax credits that expired in fiscal 2021.
(E)Primarily relates to a $0.6 million reserve that was recognized as a credit loss and ultimately settled and written off within fiscal 2020 and $0.3 million of payments received on a balance that was fully reserved.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2022.
On September 12, 2022, we filed a form 12b-25 with the SEC to notify the Commission that we were not in a position to file this Form 10-K in a timely manner without unreasonable effort or expense for reasons described below. In the course of preparing our financial statements, we discovered that employee support and oversight time for a certain project was allocated to our general overhead expense category rather than to the specific project to which it should have been allocated. We conducted an internal review and determined the amount of misallocated time was immaterial. As a result of this issue, our Audit Committee engaged third-party advisors to conduct a review of the Company’s internal control over financial reporting and findings of the investigation. The review confirmed our internal conclusion that the misallocated time was immaterial and the review supported management’s conclusion that no material weakness in our internal control over financial reporting exists and that our internal control over financial reporting was effective at a reasonable assurance level at June 30, 2022.
Management’s Report on Internal Control over Financial Reporting
See “Management’s Report on Internal Control over Financial Reporting” set forth in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes during the fourth quarter of fiscal 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our directors and corporate governance is incorporated herein by reference to the sections entitled “Proposal Number 1: Election of Directors” and “Corporate Governance and Board Matters” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (“Proxy Statement”). The information required by this item with respect to our executive officers is incorporated herein by reference to the section entitled “Executive Officer Information” in the Proxy Statement.
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

(2) Financial Statement Schedules
The financial statement schedule is filed as a part of this report under Schedule II—Valuation and Qualifying Accounts June 30, 2022, June 30, 2021 and June 30, 2020, immediately following Notes to Consolidated Financial Statements. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

(3) The following documents are included as exhibits to this Annual Report on Form 10-K. The exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical hereafter.

3.1	Amended and Restated Certificate of Incorporation of Matrix Service Company (Appendix A to the Company's Proxy Statement filed October 7, 2016.

3.2	Second Amended and Restated Bylaws, effective as of May 4, 2017 (Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2017).

4.1	Description of the Company's Common Stock (Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed September 4, 2019).

+10.1	Matrix Service Company 2004 Stock Incentive Plan (Appendix B to the Company’s Proxy Statement filed September 15, 2006).

+10.2	Amendment 1 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10 to Amended Schedule 14A filed October 4, 2006).

+10.3	Amendment 2 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed August 5, 2008).

+10.4	Amendment 3 to Matrix Service Company 2004 Stock Incentive Plan (Exhibit A to the Company’s Proxy Statement filed September 11, 2009).

+10.5	Matrix Service Company 2016 Stock and Incentive Compensation Plan (Appendix B to the Company's Proxy Statement, filed October 7, 2016).

+10.6	Form of Restricted Stock Unit Award Agreement for Directors (2016 Stock and Incentive Compensation Plan) (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed February 9, 2017).

+10.7	Form of Long-Term Incentive Award Agreement (2016 Stock and Incentive Compensation Plan) (Exhibit 10.11 to the Company's Annual Report on Form 10-K/A, filed September 19, 2018).

+10.8	Matrix Service Company 2018 Stock and Incentive Compensation Plan (Appendix A to the Company's Proxy Statement, filed September 21, 2018).

+10.9	Form of Restricted Stock Unit Award Agreement for Directors (2018 Stock and Incentive Compensation Plan) (Exhibit 10 to the Company's Quarterly Report on Form 10-Q, filed November 8, 2018).

+10.10	Form of Restricted Stock Unit Agreement for Employees (2018 Stock and Incentive Compensation Plan) (Exhibit 10.14 to the Company's Annual Report on Form 10-K, filed September 3, 2020).

+10.11	Form of Long-Term Incentive Award Agreement (2018 Stock and Incentive Compensation Plan) (Exhibit 10.15 to the Company's Annual Report on Form 10-K, filed September 3, 2020).

+10.12	Form of Amended and Restated Severance Agreement (Exhibit 10 to the Company's Current Report on Form 8-K filed November 15, 2016).

+10.13	Amended and Restated Deferred Compensation Plan for Members of the Board of Directors (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed January 8, 2009).

+10.14	Amendment 1 to Amended and Restated Deferred Compensation Plan for Members of the Board of Directors (Exhibit 10 to the Company's Quarterly Report on Form 10-Q filed November 9, 2012).

+10.15	Matrix Service Company 2020 Stock and Incentive Compensation Plan (Appendix A to the Company's Proxy Statement filed on September 24, 2020)..

+10.16	Form of Long-Term Incentive Award Agreement (2020 Stock and Incentive Compensation Plan) (Exhibit 10.16 to the Company's Annual Report on Form 10-K filed September 13, 2021).

+10.17	Form of Restricted Stock Unit Award Agreement (2020 Stock and Incentive Compensation Plan) (Exhibit 10.17 to the Company's Annual Report on Form 10-K filed September 13, 2021).

+10.18	Form of Indemnification Agreement (Exhibit 10 to the Company's Quarterly Report on Form 10-Q filed November 7, 2019).

10.19
Credit Agreement dated as of September 9, 2021 by and among, Matrix Service Company and certain subsidiaries thereof, certain financial institutions as lenders, and Bank of Montreal, as administrative agent (Exhibit 10.19 to the Company's Annual Report on Form 10-K filed September 13, 2021).

+10.20	Amended and Restated Matrix Service Company 2021 Severance Plan for Executives (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 10, 2022).

*10.21	Purchase and Sale Agreement dated June 9, 2022 by and between Matrix Service, Inc. and Pisces Logistics Acquisition LLC.

*21	Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

*31.1	Certification Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CEO.

*31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CFO.

*32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CEO.

*32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CFO.

*95	Mine Safety Disclosure.
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

+Management Contract or Compensatory Plan.

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Matrix Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrix Service Company

Date : October 11, 2022	By:	/s/ John R. Hewitt
John R. Hewitt, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jim W. Mogg	Chairman of the Board of Directors	October 11, 2022
Jim W. Mogg

/s/ John R. Hewitt	President, Chief Executive Officer and Director	October 11, 2022
John R. Hewitt	(Principal Executive Officer)

/s/ Kevin S. Cavanah	Vice President and Chief Financial Officer	October 11, 2022
Kevin S. Cavanah	(Principal Accounting and Principal Financial Officer)

/s/ Jose L. Bustamante	Director	October 11, 2022
Jose L. Bustamante

/s/ Martha Z. Carnes	Director	October 11, 2022
Martha Z. Carnes

/s/ John D. Chandler	Director	October 11, 2022
John D. Chandler

/s/ Carlin G. Conner	Director	October 11, 2022
Carlin G. Conner

/s/ Liane K. Hinrichs	Director	October 11, 2022
Liane K. Hinrichs

/s/ James H. Miller	Director	October 11, 2022
James H. Miller