Form 10-Q
period 2022-09-30
MATRIX SERVICE CO
filed 2022-11-09
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2022 there were 27,027,323 shares of the Company's common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30, 2022	September 30, 2021
Revenue	$208,431	$168,093
Cost of revenue	195,423	171,601
Gross profit (loss)	13,008	(3,508)
Selling, general and administrative expenses	16,811	16,629
Restructuring costs	1,287	605
Operating loss	(5,090)	(20,742)
Other income (expense):
Interest expense	(372)	(1,999)
Interest income	24	21
Other	(1,074)	(83)
Loss before income tax benefit	(6,512)	(22,803)
Benefit for federal, state and foreign income taxes	—	(5,265)
Net loss	$(6,512)	$(17,538)

Basic loss per common share	$(0.24)	$(0.66)
Diluted loss per common share	$(0.24)	$(0.66)
Weighted average common shares outstanding:
Basic	26,862	26,611
Diluted	26,862	26,611
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2022	September 30, 2021
Net loss	$(6,512)	$(17,538)
Other comprehensive loss, net of tax:
Foreign currency translation loss (net of tax expense of $0 and $54 for the three months ended September 30, 2022 and 2021, respectively)	(1,753)	(795)
Comprehensive loss	$(8,265)	$(18,333)
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	September 30, 2022	June 30, 2022
Assets
Current assets:
Cash and cash equivalents (Note 1)	$14,342	$52,371
Accounts receivable, less allowances (September 30, 2022—$1,222 and June 30, 2022—$1,320)	149,345	153,879
Costs and estimated earnings in excess of billings on uncompleted contracts	59,609	44,752
Inventories	8,379	9,974
Income taxes receivable	13,546	13,547
Prepaid expenses	9,833	4,024
Other current assets	5,550	8,865
Total current assets	260,604	287,412
Restricted cash (Note 1)	25,000	25,000
Property, plant and equipment - net	51,659	53,869
Operating lease right-of-use assets	21,185	22,067
Goodwill	41,916	42,135
Other intangible assets, net of accumulated amortization	4,364	4,796
Other assets, non-current	6,184	5,514
Total assets	$410,912	$440,793
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	September 30, 2022	June 30, 2022
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$68,557	$74,886
Billings on uncompleted contracts in excess of costs and estimated earnings	53,286	65,106
Accrued wages and benefits	16,643	21,526
Accrued insurance	6,981	6,125
Operating lease liabilities	4,895	5,715
Other accrued expenses	4,236	4,427
Total current liabilities	154,598	177,785
Deferred income taxes	23	26
Operating lease liabilities	19,698	19,904
Borrowings under asset-backed credit facility	15,000	15,000
Other liabilities, non-current	342	372
Total liabilities	189,661	213,087
Commitments and contingencies
Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of September 30, 2022 and June 30, 2022; 26,955,510 and 26,790,514 shares outstanding as of September 30, 2022 and June 30, 2022, respectively	279	279
Additional paid-in capital	137,651	139,854
Retained earnings	104,766	111,278
Accumulated other comprehensive loss	(9,928)	(8,175)
	232,768	243,236
Treasury stock, at cost — 932,707 shares as of September 30, 2022, and 1,097,703 shares as of June 30, 2022	(11,517)	(15,530)
Total stockholders' equity	221,251	227,706
Total liabilities and stockholders’ equity	$410,912	$440,793
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2022	September 30, 2021
Operating activities:
Net loss	$(6,512)	$(17,538)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,642	4,052
Stock-based compensation expense	2,055	1,869
Deferred income tax	—	(5,343)
Loss (gain) on sale of property, plant and equipment	65	(101)
Provision for uncollectible accounts	(88)	4
Accelerated amortization of deferred debt amendment fees	—	1,518
Other	63	—
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	4,622	3,134
Costs and estimated earnings in excess of billings on uncompleted contracts	(14,857)	(2,992)
Inventories	1,595	1,028
Other assets and liabilities	(3,370)	(5,921)
Accounts payable	(6,376)	5,108
Billings on uncompleted contracts in excess of costs and estimated earnings	(11,820)	(2,859)
Accrued expenses	(4,248)	(1,112)
Net cash used by operating activities	(35,229)	(19,153)
Investing activities:
Capital expenditures	(1,578)	(219)
Proceeds from asset sales	4	103
Net cash used by investing activities	$(1,574)	$(116)

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2022	September 30, 2021
Financing activities:
Payment of debt amendment fees	$—	$(922)
Proceeds from issuance of common stock under employee stock purchase plan	65	76
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(310)	(853)
Other	—	(118)
Net cash used by financing activities	(245)	(1,817)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(981)	(514)
Decrease in cash, cash equivalents and restricted cash	(38,029)	(21,600)
Cash, cash equivalents and restricted cash, beginning of period (Note 1)	77,371	83,878
Cash, cash equivalents and restricted cash, end of period (Note 1)	$39,342	$62,278
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, including payment of debt amendment fees	$421	$1,603
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$101	$51

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances, June 30, 2022	$279	$139,854	$111,278	$(8,175)	$(15,530)	$227,706
Net loss	—	—	(6,512)	—	—	(6,512)
Other comprehensive loss	—	—	—	(1,753)	—	(1,753)
Issuance of deferred shares (204,827 shares)	—	(4,064)	—	—	4,064	—
Treasury shares sold to Employee Stock Purchase Plan (13,033 shares)	—	(194)	—	—	259	65
Treasury shares purchased to satisfy tax withholding obligations (52,864 shares)	—	—	—	—	(310)	(310)
Stock-based compensation expense	—	2,055	—	—	—	2,055
Balances, September 30, 2022	$279	$137,651	$104,766	$(9,928)	$(11,517)	$221,251

Balances, June 30, 2021	$279	$137,575	$175,178	$(6,749)	$(20,744)	$285,539
Net loss	—	—	(17,538)	—	—	(17,538)
Other comprehensive loss	—	—	—	(795)	—	(795)
Issuance of deferred shares (217,084 shares)	—	(4,084)	—	—	4,084	—
Treasury shares sold to Employee Stock Purchase Plan (7,209 shares)	—	(52)	—	—	128	76
Treasury shares purchased to satisfy tax withholding obligations (76,703 shares)	—	—	—	—	(853)	(853)
Stock-based compensation expense	—	1,869	—	—	—	1,869
Balances, September 30, 2021	$279	$135,308	$157,640	$(7,544)	$(17,385)	$268,298

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2022, included in our Annual Report on Form 10-K for the year then ended. The results of operations for the three months ended September 30, 2022 may not necessarily be indicative of the results of operations for the full year ending June 30, 2023.
Significant Accounting Policies
Cash, Cash Equivalents and Restricted Cash
Our asset-backed credit agreement (the "ABL Facility") requires us to maintain a minimum of $25.0 million of restricted cash at all times (See Note 6 - Debt for more information about the ABL Facility). Since this cash must be restricted through the maturity date of the ABL Facility, which is beyond one year, we have classified this restricted cash as non-current in our Condensed Consolidated Balance Sheets.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30, 2022	June 30, 2022
Cash and cash equivalents	$14,342	$52,371
Restricted cash	25,000	25,000
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$39,342	$77,371
Our other significant accounting policies are detailed in “Note 1 - Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended June 30, 2022.
Note 2 – Revenue
Remaining Performance Obligations
We had $438.6 million of remaining performance obligations yet to be satisfied as of September 30, 2022. We expect to recognize $367.2 million of our remaining performance obligations as revenue within the next twelve months.

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

	September 30, 2022	June 30, 2022	Change
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$59,609	$44,752	$14,857
Billings on uncompleted contracts in excess of costs and estimated earnings	(53,286)	(65,106)	11,820
Net contract assets (liabilities)	$6,323	$(20,354)	$26,677
The difference between the beginning and ending balances of our CIE and BIE primarily results from the timing of revenue recognized relative to its billings. The amount of revenue recognized during the three months ended September 30, 2022 that was included in the June 30, 2022 BIE balance was $37.6 million. This revenue consists primarily of work performed during the period on contracts with customers that had advance billings.
Progress billings in accounts receivable at September 30, 2022 and June 30, 2022 included retentions to be collected within one year of $19.1 million and $16.1 million, respectively. Contract retentions collectible beyond one year are included in other assets, non-current in the Condensed Consolidated Balance Sheets and totaled $4.9 million as of September 30, 2022 and $4.0 million as of June 30, 2022.
Disaggregated Revenue
Revenue disaggregated by reportable segment is presented in Note 10 - Segment Information. The following tables presents revenue disaggregated by geographic area where the work was performed and by contract type:
Geographic Disaggregation:

	Three Months Ended
	September 30, 2022	September 30, 2021
	(In thousands)
United States	$176,180	$153,284
Canada	24,925	13,510
Other international	7,326	1,299
Total Revenue	$208,431	$168,093

Contract Type Disaggregation:

	Three Months Ended
	September 30, 2022	September 30, 2021
	(In thousands)
Fixed-price contracts	$109,473	$102,065
Time and materials and other cost reimbursable contracts	98,958	66,028
Total Revenue	$208,431	$168,093

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
Note 3 – Property, Plant and Equipment
The following table presents the components of our property, plant and equipment - net at September 30, 2022 and June 30, 2022:

	September 30, 2022	June 30, 2022
	(In thousands)
Property, plant and equipment - at cost:
Land and buildings	$34,290	$34,788
Construction equipment	91,546	93,036
Transportation equipment	49,516	48,999
Office equipment and software	41,387	43,823
Construction in progress	1,017	1,646
Total property, plant and equipment - at cost	217,756	222,292
Accumulated depreciation	(166,097)	(168,423)
Property, plant and equipment - net	$51,659	$53,869
Note 4 – Leases
We enter into lease arrangements for real estate, construction equipment and information technology equipment in the normal course of business. Real estate leases accounted for approximately 98% of all right-of-use assets as of September 30, 2022. Most real estate and information technology equipment leases generally have fixed payments that follow an agreed upon payment schedule and have remaining lease terms ranging from less than one year to 13 years. Construction equipment leases generally have "month-to-month" lease terms that automatically renew as long as the equipment remains in use.
The components of lease expense in the Condensed Consolidated Statements of Income are as follows:

		Three Months Ended
		September 30, 2022	September 30, 2021
Lease expense	Location of Expense	(in thousands)
Operating lease expense	Cost of revenue and Selling, general and administrative expenses	$1,763	$2,092
Short-term lease expense(1)	Cost of revenue	2,356	5,571
Total lease expense		$4,119	$7,663

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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

The future undiscounted lease payments, as reconciled to the discounted operating lease liabilities presented in our Condensed Consolidated Balance Sheets, were as follows:

September 30, 2022
Maturity Analysis:	(in thousands)
Remainder of Fiscal 2023	$6,538
Fiscal 2024	5,564
Fiscal 2025	3,669
Fiscal 2026	3,371
Fiscal 2027	3,266
Thereafter	8,677
Total future operating lease payments	31,085
Imputed interest	(6,492)
Net present value of future lease payments	24,593
Less: current portion of operating lease liabilities	4,895
Non-current operating lease liabilities	$19,698

The following is a summary of the weighted average remaining operating lease term and weighted average discount rate as of September 30, 2022:

Weighted-average remaining lease term (in years)	6.5 years
Weighted-average discount rate	5.4%

Supplemental cash flow information related to leases is as follows:

Three Months Ended
September 30, 2022
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease payments	$1,854
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$1,089

Note 5 – Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying value of goodwill by segment are as follows:

	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions	Total
	(In thousands)
Net balance at June 30, 2022	$4,263	$18,427	$19,445	$42,135
Translation adjustment(1)	(74)	—	(145)	(219)
Net balance at September 30, 2022	$4,189	$18,427	$19,300	$41,916

(1)The translation adjustments relate to the periodic translation of Canadian Dollar and South Korean Won denominated goodwill recorded as a part of prior acquisitions in Canada and South Korea, in which the local currency was determined to be the functional currency.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

We performed our annual goodwill impairment test as of May 31, 2022, which resulted in no impairment. The fiscal 2022 test indicated that four reporting units with a combined total of $33.8 million of goodwill as of June 30, 2022 were at higher risk of future impairment. We concluded, that based on the totality of both positive and negative factors, no impairment indicators existed at September 30, 2022. However, if our view of project opportunities or gross margins deteriorates, particularly for the higher risk reporting units, then we may need to perform an interim goodwill impairment test, which could result in an impairment.
Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At September 30, 2022
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,558	$(2,318)	$240
Customer-based(1)	6 to 15	13,144	(9,020)	4,124
Total amortizing intangible assets		$15,702	$(11,338)	$4,364

(1)Customer-based intangible assets have been adjusted in fiscal 2023 to remove $4.2 million of customer relationships that have been fully amortized.

		At June 30, 2022
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,558	$(2,276)	$282
Customer-based	6 to 15	17,331	(12,817)	4,514
Total amortizing intangible assets		$19,889	$(15,093)	$4,796
Amortization expense totaled $0.4 million and $0.5 million during the three months ended September 30, 2022 and 2021, respectively.
We estimate that the remaining amortization expense related to September 30, 2022 amortizing intangible assets will be as follows (in thousands):

Period ending:
Remainder of Fiscal 2023	$1,297
Fiscal 2024	1,416
Fiscal 2025	1,096
Fiscal 2026	555
Total estimated remaining amortization expense at September 30, 2022	$4,364

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 – Debt
On October 5, 2022, our primary U.S. and Canada operating subsidiaries entered into the First Amendment and Waiver to Credit Agreement (the “Amendment”), which amended our asset-backed credit agreement (the "ABL Facility"), dated as of September 9, 2021 with Bank of Montreal, as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer, and the lenders named therein. The Amendment (i) waived an event of default resulting from our failure to deliver the Administrative Agent and the lenders our audited financial statements for the fiscal year ended June 30, 2022 by September 28, 2022 (the “Audited Financial Statements”), provided we deliver the Audited Financial Statements by October 14, 2022, (ii) reduced the maximum amount of loans under the ABL Facility to $90.0 million from $100.0 million and (iii) replaced the London interbank offered rate with the forward term rate based on the secured overnight financing rate (the “SOFR”) as the interest rate benchmark. We subsequently delivered the Audited Financial Statements on October 11, 2022.
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
The maximum amount that we may borrow under the ABL Facility is subject to a borrowing base, which is based on restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. We are required to maintain a minimum of $25.0 million of restricted cash at all times, but such amounts are also included in the borrowing base. The ABL Facility matures and any outstanding amounts become due and payable on September 9, 2026. At September 30, 2022, our borrowing base was $79.0 million, we had $15.0 million of outstanding borrowings, and $21.7 million in letters of credit outstanding, which resulted in availability of $42.3 million under the ABL Facility.
Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, an annual rate of either a base rate (“Base Rate”), an Adjusted Term SOFR ("Adjusted Term SOFR"), or at the Canadian Prime Rate, plus an applicable margin. The Adjusted Term SOFR is defined as (i) the SOFR plus (ii) 11.448 basis points for a one-month tenor and 26.161 basis points for a three-month tenor; provided that the Adjusted Term SOFR cannot be below zero. The Base Rate is defined as a fluctuating interest rate equal to the greater of: (i) rate of interest announced by Bank of Montreal from time to time as its prime rate; (ii) the U.S. federal funds rate plus 0.50%; (iii) Adjusted Term SOFR for one month period plus 1.00%; or (iv) 1.00%. Depending on the amount of average availability, the applicable margin is between 1.00% to 1.50% for Base Rate and Canadian Prime Rate borrowings, which includes either U.S. or Canadian prime rate, and between 2.00% and 2.50% for Adjusted Term SOFR borrowings. Interest is payable either (i) monthly for Base Rate or Canadian Prime Rate borrowings or (ii) the last day of the interest period for Adjusted Term SOFR borrowings, as set forth in the ABL Facility. The fee for undrawn amounts is 0.25% per annum and is due quarterly. The interest rate in effect for borrowings outstanding at September 30, 2022, including applicable margin, was 7.50%.
The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that restrict our ability to sell assets, engage in mergers and acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay cash dividends, issue equity instruments, make distribution or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $15.0 million and (ii) 15.00% of the lesser of (1) the current borrowing base and (2) the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00 must be maintained. Except for the covenant to deliver Audited Financial Statements by September 28, 2022, which was waived in the Amendment, we were in compliance with all covenants of the ABL Facility as of September 30, 2022.
Note 7 – Income Taxes
Effective Tax Rate
Our effective tax rates were 0.0% and 23.1% for the three months ended September 30, 2022 and 2021, respectively. The effective tax rate during the first quarter of fiscal 2023 was impacted by a $1.4 million valuation allowance placed on deferred tax assets generated during the quarter.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Full Valuation Allowance
We placed a full valuation allowance on our deferred tax assets in the second quarter of fiscal 2022 due to the existence of a cumulative loss over a three-year period. We will continue to place valuation allowances on newly generated deferred tax assets and will realize the benefit associated with the deferred tax assets for which the valuation allowance has been provided to the extent we generate taxable income in the future, or cumulative losses are no longer present and our future projections for growth or tax planning strategies are demonstrated.
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
Deferred Payroll Taxes
As of September 30, 2022, we have a balance of $5.6 million remaining for U.S. payroll taxes we deferred through provisions of CARES Act. We must repay this balance by December 31, 2022. The remaining balance of deferred payroll taxes is included within accrued wages and benefits in the Condensed Consolidated Balance Sheets.
Note 8 – Commitments and Contingencies
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
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $13.7 million at September 30, 2022 and $8.9 million at June 30, 2022. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings. The determination of our legal basis for a claim requires significant judgment. Generally, collection of amounts related to unpriced change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.
Other
During the third quarter of fiscal 2020, we commenced litigation in an effort to collect accounts receivable from an iron and steel customer following the deterioration of the relationship in the second quarter of fiscal 2020. The unpaid account receivable balance at September 30, 2022 was $17.0 million. Litigation is unpredictable, however, based on the terms of the contract with this customer, we believe we are entitled to collect the full amount owed under the contract.
We are participants in various legal actions. It is the opinion of management that none of the other known legal actions will have a material impact on our financial position, results of operations or liquidity.

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
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended
	September 30, 2022	September 30, 2021
	(In thousands, except per share data)
Basic EPS:
Net loss	$(6,512)	$(17,538)
Weighted average shares outstanding	26,862	26,611
Basic loss per share	$(0.24)	$(0.66)
Diluted EPS:
Net loss	(6,512)	(17,538)
Diluted weighted average shares outstanding	26,862	26,611
Diluted loss per share	$(0.24)	$(0.66)
Note 10 – Segment Information
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Results of Operations
(In thousands)

	Three Months Ended
	September 30, 2022	September 30, 2021
Gross revenue
Utility and Power Infrastructure	$44,870	$57,204
Process and Industrial Facilities	86,745	45,210
Storage and Terminal Solutions	77,290	68,312
Total gross revenue	$208,905	$170,726
Less: Inter-segment revenue
Process and Industrial Facilities	$117	$1,305
Storage and Terminal Solutions	357	1,328
Total inter-segment revenue	$474	$2,633
Consolidated revenue
Utility and Power Infrastructure	$44,870	$57,204
Process and Industrial Facilities	86,628	43,905
Storage and Terminal Solutions	76,933	66,984
Total consolidated revenue	$208,431	$168,093
Gross profit (loss)
Utility and Power Infrastructure	$1,714	$(6,107)
Process and Industrial Facilities	4,330	2,871
Storage and Terminal Solutions	7,564	413
Corporate	(600)	(685)
Total gross profit (loss)	$13,008	$(3,508)
Selling, general and administrative expenses
Utility and Power Infrastructure	$1,738	$3,050
Process and Industrial Facilities	4,070	2,762
Storage and Terminal Solutions	4,158	4,506
Corporate	6,845	6,311
Total selling, general and administrative expenses	$16,811	$16,629
Restructuring costs
Utility and Power Infrastructure	$37	$9
Process and Industrial Facilities	315	7
Storage and Terminal Solutions	522	(33)
Corporate	413	622
Total restructuring costs	$1,287	$605
Operating income (loss)
Utility and Power Infrastructure	$(61)	$(9,166)
Process and Industrial Facilities	(55)	102
Storage and Terminal Solutions	2,884	(4,060)
Corporate	(7,858)	(7,618)
Total operating loss	$(5,090)	$(20,742)

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Total assets by segment were as follows:

	September 30, 2022	June 30, 2022
Utility and Power Infrastructure	$67,860	$94,059
Process and Industrial Facilities	130,461	104,078
Storage and Terminal Solutions	143,238	141,084
Corporate	69,353	101,572
Total segment assets	$410,912	$440,793

Note 11 – Restructuring Costs
In fiscal 2020, we initiated a business improvement plan to increase profitability and reduce our cost structure in order to help us become more competitive and deliver higher quality service. As a result of specific events, including the effects of the COVID-19 pandemic and related market disruptions, the Company expanded its business improvement plan.
The business improvement plan consists of an initial phase of discretionary cost reductions, workforce reductions, reduction of capital expenditures and the reduction in size or closure of certain offices in order to increase the utilization of our staff and bring the cost structure of the business in line with revenue volumes. In fiscal 2022, we commenced a second phase of our plan to focus on centralization of support functions, including business development, accounting, human resources, procurement and project services into shared service centers. We expect to complete these restructuring efforts in fiscal 2023 or early fiscal 2024. The restructuring costs consist primarily of severance costs, facility closure costs, consulting fees and other liabilities.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Restructuring costs under our business improvement plan are classified as follows:

	Three Months Ended		Since Inception of Business Improvement Plan
	September 30, 2022	September 30, 2021
	(In thousands)
Utility and Power Infrastructure
Severance and other personnel-related costs	$37	$9	$2,621
Facility costs	—	—	348
Other intangible asset impairments	—	—	1,150
Other costs	—	—	1
Total Utility and Power Infrastructure	$37	$9	$4,120
Process and Industrial Facilities
Severance and other personnel-related costs	$312	$5	$9,408
Facility costs	3	—	3,208
Other intangible asset impairments	—	—	375
Other costs	—	2	(1,171)
Total Process and Industrial Facilities	$315	$7	$11,820
Storage and Terminal Solutions
Severance and other personnel-related costs	$522	$(33)	$2,169
Facility costs	—	—	879
Other costs	—	—	28
Total Storage and Terminal Solutions	$522	$(33)	$3,076
Corporate
Severance and other personnel-related costs	$397	$44	$1,984
Facility costs	—	16	98
Other costs	16	562	1,601
Total Corporate	$413	$622	$3,683

Restructuring Costs by Type:
Severance and other personnel-related costs	$1,268	$25	$16,182
Facility costs	3	16	4,533
Other intangible asset impairments	—	—	1,525
Other costs	16	564	459
Total restructuring costs	$1,287	$605	$22,699

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
•the impact to our business from disruptions to supply chains, inflation and availability of materials and labor;
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

These statements are based on certain assumptions and analyses we made in light of our experience and our historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•any risk factors discussed in this Form 10-Q, Form 10-K for the fiscal year ended June 30, 2022, and in our other filings with the Securities and Exchange Commission;
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
Operational Update
Bidding activity, project award volumes, and revenue volumes all continued to improve from the two year period impacted by the pandemic and we are now beginning to see these trends positively affect our operating results. Repair and maintenance activities have increased significantly and returned to near pre-pandemic levels. In addition, capital project award opportunities have strengthened during the past year, which has resulted in more project awards and is beginning to drive higher revenue volumes. We expect these trends to continue and expect significant project awards in the second quarter of fiscal 2023. Gross margins are also improving as lower margin projects bid competitively during the pandemic continue to be completed and are being replaced by projects with an improved margin profile. Higher revenue volumes have also resulted in improved overhead cost recovery, which is critical to improved gross margin and operating income performance. We have still not reached the level of revenue that allows us to fully recover construction overhead costs and to adequately leverage SG&A costs, but we expect to see significant progress towards those objectives as we progress through fiscal 2023.

Adjusted Net Loss

In order to more clearly depict our core profitability, the following tables present our operating results after certain adjustments:

Reconciliation of Net Loss to Adjusted Net Loss(1)
(In thousands, except per share data)

	Three Months Ended
	September 30, 2022	September 30, 2021
Net loss, as reported	$(6,512)	$(17,538)
Restructuring costs	1,287	605
Accelerated amortization of deferred debt amendment fees(2)	—	1,518
Tax impact of above adjustments	(331)	(546)
Deferred tax asset valuation allowance(3)	1,394	—
Adjusted net loss	$(4,162)	$(15,961)

Loss per share, as reported	$(0.24)	$(0.66)
Adjusted loss per share	$(0.15)	$(0.60)

(1)This table presents non-GAAP financial measures of our adjusted net loss and adjusted loss per share for the three months ended September 30, 2022 and 2021. The most directly comparable financial measures are net loss and loss per share, respectively, presented in the Condensed Consolidated Statements of Income. We have presented these non-GAAP financial measures because we believe they more clearly depict our core operating results during the periods presented and provide a more comparable measure of our operating results to other companies considered to be in similar businesses. Since adjusted net loss and adjusted loss per share are not measures of performance calculated in accordance with GAAP, they should be considered in addition to, rather than as a substitute for, the most directly comparable GAAP financial measures.
(2)Interest expense in fiscal 2022 included $1.5 million of accelerated amortization of deferred debt amendment fees.
(3)See Item 1. Financial Statements, Note 7 - Income Taxes, for more information about the deferred tax asset valuation allowance.

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
A reconciliation of Adjusted EBITDA to net loss follows:

	Three Months Ended
	September 30, 2022	September 30, 2021
	(In thousands)
Net loss	$(6,512)	$(17,538)
Restructuring costs	1,287	605
Stock-based compensation	2,055	1,869
Interest expense	372	1,999
Benefit for federal, state and foreign income taxes	—	(5,265)
Depreciation and amortization	3,642	4,052
Adjusted EBITDA	$844	$(14,278)

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Consolidated
Consolidated revenue was $208.4 million for the three months ended September 30, 2022, compared to $168.1 million in the same period last year. On a segment basis, revenue increased in the Process and Industrial Facilities and Storage and Terminal Solutions segments by $42.7 million and $9.9 million, respectively. The increases were partially offset by a decrease in revenue of $12.3 million in the Utility and Power Infrastructure segment.
Consolidated gross profit increased to $13.0 million in the three months ended September 30, 2022 compared to a gross loss of $3.5 million in the same period last year. Gross margin (loss) increased to 6.2% in the three months ended September 30, 2022 compared to (2.1%) in the same period last year. Gross margins in the first quarter of fiscal 2023 improved significantly from recent quarters, but were still negatively impacted by the under recovery of construction overhead costs. Gross margins in the first quarter of fiscal 2022 were negatively impacted by a lower than previously forecasted margin on a large capital project and an unfavorable settlement of a claim with a customer, both in the Utility and Power Infrastructure segment, and by lower than previously forecasted margins on a limited number of projects in the Storage and Terminal Solutions segment. In addition, gross margins in the first quarter of fiscal 2022 were also negatively impacted by lower than forecasted volumes, which led to under recovery of construction overhead costs.
Consolidated SG&A expenses were $16.8 million in the three months ended September 30, 2022 compared to $16.6 million in the same period last year.
We recorded restructuring costs of $1.3 million in the three months ended September 30, 2022 compared to $0.6 million in the same period last year. See Item 1. Financial Statements, Note 11 - Restructuring Costs, for more information about our business improvement plan.
Interest expense was $0.4 million in the three months ended September 30, 2022 compared to $2.0 million in the three months ended September 30, 2021. Interest expense in the three months ended September 30, 2022 consisted primarily of interest on debt outstanding, unused capacity fees, amortization of deferred debt issuance costs, and letter of credit fees. Interest expense in fiscal 2022 included $1.5 million of accelerated amortization of deferred debt amendment fees associated with terminating our prior credit facility.
Our effective tax rates for the three months ended September 30, 2022 and September 30, 2021 were 0.0% and 23.1%, respectively. The effective tax rate during the first quarter of fiscal 2023 was impacted by a $1.4 million valuation allowance placed on deferred tax assets generated during the quarter. We placed a full valuation allowance on our deferred tax assets in the second quarter of fiscal 2022 due to the existence of a cumulative loss over a three-year period. We will continue to place valuation allowances on newly generated deferred tax assets and will realize the benefit associated with the deferred tax assets for which the valuation allowance has been provided to the extent we generate taxable income in the future, or cumulative losses are no longer present and our future projections for growth or tax planning strategies are demonstrated.

For the three months ended September 30, 2022, we had a net loss of $6.5 million, or $0.24 per fully diluted share, compared to a net loss of $17.5 million, or $0.66 per fully diluted share, in the three months ended September 30, 2021.
Utility and Power Infrastructure
Revenue for the Utility and Power Infrastructure segment was $44.9 million in the three months ended September 30, 2022 compared to $57.2 million in the same period last year. The decrease is primarily due to lower volumes of LNG peak shaving work, partially offset by higher volumes of power delivery and power generation work.
The segment gross margin (loss) was 3.8% in fiscal 2023 compared to (10.7%) in fiscal 2022. The segment gross margin for the first quarter of fiscal 2023 was negatively impacted by low revenue volume, which led to the under recovery of construction overhead costs, and work on a large capital project with a previously reduced gross margin.
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
Process and Industrial Facilities
Revenue for the Process and Industrial Facilities segment was $86.6 million in the three months ended September 30, 2022 compared to $43.9 million in the same period last year. This 97.3% increase reflects the improved market environment and was primarily due to higher volumes of refinery maintenance and turnaround work, work on a capital project at a biodiesel facility, and higher volumes of midstream gas processing capital work.
The segment gross margin was 5.0% for the three months ended September 30, 2022 compared to 6.5% in the same period last year. The segment gross margin in the first quarter of fiscal 2023 was negatively impacted by work on a midstream gas processing project that experienced increases in forecasted costs to complete in the prior year, which reduced the remaining margin realized on the project. In addition, revenue volumes were still too low to fully recover construction overhead costs, which negatively impacted segment gross margin.
The segment gross margin in fiscal 2022 was negatively impacted by low revenue volume, which led to the under recovery of construction overhead costs.
Storage and Terminal Solutions
Revenue for the Storage and Terminal Solutions segment was $76.9 million in the three months ended September 30, 2022 compared to $67.0 million in the same period last year. The increase in segment revenue is primarily a result of higher volumes of LNG and specialty vessel tank and terminal capital work.
The segment gross margin was 9.8% for the three months ended September 30, 2022 compared to 0.6% in the same period last year. The fiscal 2023 segment gross margin was positively impacted by strong project execution, partially offset by low revenue volume, which led to under recovery of construction overhead costs.
The fiscal 2022 segment gross margin was negatively impacted by lower than previously forecasted margins on a limited number of projects and a higher percentage of lower margin maintenance work. Segment gross margin in fiscal 2022 was also negatively impacted by low revenue volume, which led to under recovery of construction overhead costs.
Corporate
Unallocated corporate expenses were $7.9 million during the three months ended September 30, 2022 compared to $7.6 million in the same period last year.

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
The following table provides a summary of changes in our backlog for the three months ended September 30, 2022:

	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions	Total
	(In thousands)
Backlog as of June 30, 2022	$102,059	$292,287	$195,114	$589,460
Project awards	42,618	59,982	132,028	234,628
Revenue recognized	(44,870)	(86,628)	(76,933)	(208,431)
Backlog as of September 30, 2022	$99,807	$265,641	$250,209	$615,657
Book-to-bill ratio(1)	0.9	0.7	1.7	1.1

(1)Calculated by dividing project awards by revenue recognized during the period.
Backlog increased $26.2 million or 4.4% in the first quarter of fiscal 2023 on project awards of $234.6 million and a book-to-bill ratio of 1.1.
In the Utility and Power Infrastructure segment, backlog decreased by 2.2% as we booked $42.6 million of project awards during the first quarter of fiscal 2023, primarily related to power delivery work. Our opportunity pipeline for LNG peak shaving projects continues to be promising, however those awards, while significant, can be less frequent. While we did not book any LNG peak shaver projects in the first quarter of fiscal 2023, early in the second quarter, the Company was awarded the engineering, procurement, and construction of upgrades being made to an existing LNG peak shaving facility that include a new gas liquefaction system and vaporization system. Project opportunities and bidding activity are strong for both the power delivery portion of the business and LNG peak shaving.
In the Process and Industrial Facilities segment, backlog decreased by 9.1% as we booked $60.0 million of project awards during the first quarter of fiscal 2023. Client spending related to refinery maintenance and turnaround operations has returned to near-normal pre-pandemic levels. We continue to see strong demand for thermal vacuum chambers in the coming quarters, as well as increasing opportunities in mining and minerals, and chemicals. In addition, we are seeing more opportunities for midstream gas work, including some larger scale projects.
In the Storage and Terminal Solutions segment, backlog increased by 28.2% as we booked $132.0 million of project awards during the first quarter of fiscal 2023. We received an LNTP on a significant ethane/ethylene tank EPC project during the quarter and booked several other storage projects related to a variety of other refined products. We were also awarded a large-scale specialty vessel project early in the second quarter of fiscal 2023. This segment includes significant opportunities for storage infrastructure projects related to natural gas, LNG, ammonia, hydrogen, NGLs and other forms of renewable energy. We believe LNG and hydrogen projects in particular will be key growth drivers for this segment. Bidding activity on LNG projects has been strong and we have been positioning ourselves for growth in hydrogen by entering into key relationships, such as the signing of a memorandum of understanding ("MOU") with Korea Gas Corporation in August 2022 to support South

Korea’s development of a hydrogen economy as it transforms itself from natural gas and the signing of a MOU with Chart Industries, Inc. in January of 2021 to support the development of hydrogen solutions. Oil and natural gas producers have remained cautious with capital spending, which has limited opportunities in crude oil tanks and terminals. However, the price of crude oil and natural gas increased significantly since the world emerged from the COVID-19 pandemic, which, if sustained, may lead to higher production volumes and more opportunities for crude oil tanks, terminals and export facilities in the coming quarters.
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

LIQUIDITY AND CAPITAL RESOURCES

Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity at September 30, 2022 were unrestricted cash and cash equivalents on hand, capacity under our ABL Facility, and cash generated from operations. Unrestricted cash and cash equivalents at September 30, 2022 totaled $14.3 million and availability under the ABL Facility totaled $42.3 million, resulting in total liquidity of $56.6 million.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Condensed Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30, 2022	June 30, 2022
Cash and cash equivalents	$14,342	$52,371
Restricted cash	25,000	25,000
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$39,342	$77,371
The following table provides a summary of changes in our liquidity for the three months ended September 30, 2022 (in thousands):

Liquidity at June 30, 2022	$94,831
Cash used by operating activities	(35,229)
Capital expenditures	(1,578)
Decrease in availability under ABL Facility	(186)
Cash used by financing activities	(245)
Other	(977)
Liquidity at September 30, 2022	$56,616

As a result of rising revenue volumes, especially for cost-reimbursable and maintenance-type work, we have invested heavily into working capital during the first quarter of fiscal 2023, which is the primary driver of the decrease in liquidity since June 30, 2022. While bidding activity, project award volumes, and revenue volumes all continued to improve as we moved into fiscal 2023, the market environment is still uncertain. As a result, we continue to cautiously manage our liquidity, which is adequate to support our needs. We are continuing to take the following actions:
•strategically reviewing business processes and organizational structure;
•proactively managing our the cost structure and working capital; and
•limiting capital expenditures.
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

◦time and material contracts are normally billed in arrears. Therefore, we are routinely required to carry these costs until they can be billed and collected; and

◦some of our large construction projects may require security in the form of letters of credit or significant retentions. Retentions are normally held until certain contractual milestones are achieved;

•other changes in working capital, including the timing of tax payments and refunds; and

•capital expenditures.

Other factors that may impact both short and long-term liquidity include:

•contract disputes, which can be significant;

•collection issues, including those caused by weak commodity prices, economic slowdowns or other factors which can lead to credit deterioration of our customers;

•issuances of letters of credit; and

•strategic investments in new operations or divestitures of existing operations.

Other factors that may impact long-term liquidity include:

•borrowing constraints under our ABL Facility and maintaining compliance with all covenants contained in the ABL Facility;

•acquisitions and disposals of businesses; and

•purchases of shares under our stock buyback program.

ABL Credit Facility
On October 5, 2022, our primary U.S. and Canada operating subsidiaries entered into the First Amendment and Waiver to Credit Agreement (the “Amendment”), which amended our asset-backed credit agreement (the "ABL Facility"), dated as of September 9, 2021 with Bank of Montreal, as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer, and the lenders named therein. The Amendment (i) waived an event of default resulting from our failure to deliver the Administrative Agent and the lenders our audited financial statements for the fiscal year ended June 30, 2022 by September 28, 2022 (the “Audited Financial Statements”), provided we deliver the Audited Financial Statements by October 14, 2022, (ii) reduced the maximum amount of loans under the ABL Facility to $90.0 million from $100.0 million and (iii) replaced the London interbank offered rate with the forward term rate based on the secured overnight financing rate (the “SOFR”) as the interest rate benchmark. We subsequently delivered the Audited Financial Statements on October 11, 2022.
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
The maximum amount that we may borrow under the ABL Facility is subject to a borrowing base, which is based on restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. We are required to maintain a minimum of $25.0 million of restricted cash at all times, but such amounts are also included in the borrowing base. The ABL Facility matures and any outstanding amounts become due and payable on September 9, 2026. At September 30, 2022, our borrowing base was $79.0 million, we had $15.0 million of outstanding borrowings, and $21.7 million in letters of credit outstanding, which resulted in availability of $42.3 million under the ABL Facility.

Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, an annual rate of either a base rate (“Base Rate”), an Adjusted Term SOFR ("Adjusted Term SOFR"), or at the Canadian Prime Rate, plus an applicable margin. The Adjusted Term SOFR is defined as (i) the SOFR plus (ii) 11.448 basis points for a one-month tenor and 26.161 basis points for a three-month tenor; provided that the Adjusted Term SOFR cannot be below zero. The Base Rate is defined as a fluctuating interest rate equal to the greater of: (i) rate of interest announced by Bank of Montreal from time to time as its prime rate; (ii) the U.S. federal funds rate plus 0.50%; (iii) Adjusted Term SOFR for one month period plus 1.00%; or (iv) 1.00%. Depending on the amount of average availability, the applicable margin is between 1.00% to 1.50% for Base Rate and Canadian Prime Rate borrowings, which includes either U.S. or Canadian prime rate, and between 2.00% and 2.50% for Adjusted Term SOFR borrowings. Interest is payable either (i) monthly for Base Rate or Canadian Prime Rate borrowings or (ii) the last day of the interest period for Adjusted Term SOFR borrowings, as set forth in the ABL Facility. The fee for undrawn amounts is 0.25% per annum and is due quarterly. The interest rate in effect for borrowings outstanding at September 30, 2022, including applicable margin, was 7.50%.
The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that restrict our ability to sell assets, engage in mergers and acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay cash dividends, issue equity instruments, make distribution or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $15.0 million and (ii) 15.00% of the lesser of (1) the current borrowing base and (2) the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00 must be maintained. Except for the covenant to deliver Audited Financial Statements by September 28, 2022, which was waived in the Amendment, we were in compliance with all covenants of the ABL Facility as of September 30, 2022.
Cash Flow for the Three Months Ended September 30, 2022
Cash Flows Used by Operating Activities
Cash used by operating activities for the three months ended September 30, 2022 totaled $35.2 million. The various components are as follows:

Net Cash Used by Operating Activities
(In thousands)

Net loss	$(6,512)
Depreciation and amortization	3,642
Stock-based compensation	2,055
Other non-cash expenses	40
Cash effect of changes in operating assets and liabilities	(34,454)
Net cash used by operating activities	$(35,229)
Cash effect of changes in operating assets and liabilities at September 30, 2022 in comparison to June 30, 2022 include the following:

•Accounts receivable, excluding credit losses recognized during the period, decreased $4.6 million during the three months ended September 30, 2022, which increased cash flows from operating activities. The variance is primarily attributable to the timing of billing and collections.

•Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") increased $14.9 million, which decreased cash flows from operating activities. The increase in CIE was primarily due to increased revenue on time and materials-type work during the first quarter of fiscal 2023. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") decreased $11.8 million, which decreased cash flows from operating activities. The decrease in BIE was primarily due to continued work on capital projects that received upfront billings in the prior year. CIE and BIE balances can experience significant fluctuations based on business volumes and the timing of when job costs are incurred and the timing of customer billings and payments.

•Inventories, income taxes receivable, prepaid expenses, other current assets, operating right-of-use lease assets and other assets, non-current, increased $0.7 million during the three months ended September 30, 2022, which decreased cash flows from operating activities. These operating assets can fluctuate based on the timing of inventory builds and draw-downs, accrual and receipt of income taxes receivable; prepayments of certain expenses; lease commencement, passage of time, expiration, or termination of operating leases; business volumes; and other timing differences.

•Accounts payable, accrued wages and benefits, accrued insurance, operating lease liabilities, other accrued expenses, and other liabilities, non-current decreased by $11.6 million during the three months ended September 30, 2022, which decreased cash flows from operating activities. These operating liabilities can fluctuate based on the timing of vendor payments; accruals; lease commencement, lease payments, expiration, or termination of operating leases; business volumes; and other timing differences.

Cash Flows Used by Investing Activities
Investing activities used $1.6 million of cash in the three months ended September 30, 2022 primarily due to capital expenditures.

Cash Flows Used by Financing Activities
Financing activities used $0.2 million of cash in the three months ended September 30, 2022 primarily due to $0.3 million paid to repurchase our stock for payment of withholding taxes due on equity-based compensation.
Dividend Policy
We have never paid cash dividends on our common stock and the terms of our ABL Facility limit dividends to stock dividends only. Any future dividend payments will depend on the terms of our ABL Facility, our financial condition, capital requirements and earnings as well as other relevant factors.
Stock Repurchase Program
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. We made no repurchases under the program in the three months ended September 30, 2022 and have no current plans to repurchase stock. As of September 30, 2022, there were 1,349,037 shares available for repurchase under the Stock Buyback Program. The terms of our ABL Facility limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and do not violate our Fixed Charge Coverage Ratio financial covenant.
Treasury Shares

We had 932,707 treasury shares as of September 30, 2022 and intend to utilize these treasury shares in connection with equity awards under the our stock incentive plans and for sales to the Employee Stock Purchase Plan.

CRITICAL ACCOUNTING POLICIES
There have been no material changes in our critical accounting policies from those reported in our fiscal 2022 Annual Report on Form 10-K filed with the SEC. For more information on our critical accounting policies, see Part II, Item 7 of our fiscal 2022 Annual Report on Form 10-K. The following section provides certain information with respect to our critical accounting policies as of the close of our most recent quarterly period.
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
Change Orders
Contracts are often modified through change orders, which are changes to the agreed upon scope of work. Most of our change orders, which may be priced or unpriced, are for goods or services that are not distinct from the existing contract due to the significant integration of services provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a change order on the contract price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis. For unpriced change orders, we estimate the increase or decrease to the contract price using the variable consideration method described in the Step 3: Determine Contract Price paragraph above. Unpriced change orders are more fully discussed in Note 8 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.
Claims
Sometimes we seek claims for amounts in excess of the contract price for delays, errors in specifications and designs, contract terminations, change orders in dispute or other causes of additional costs incurred by us. Recognition of amounts as additional contract price related to claims is appropriate only if there is a legal basis for the claim. The determination of our legal basis for a claim requires significant judgment. We estimate the change to the contract price using the variable consideration method described in the Step 3: Determine Contract Price paragraph above. Claims are more fully discussed in Note 8 - Commitments and Contingencies of the Notes to Financial Statements.
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $13.7 million at September 30, 2022 and $8.9 million at June 30, 2022. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.

Goodwill
Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net identifiable tangible and intangible assets acquired at the acquisition date. In accordance with current accounting guidance, goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level, which is a level below our reportable segments.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in market risk faced by us from those reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the Securities and Exchange Commission. For more information on market risk, see Part II, Item 7A in our fiscal 2022 Annual Report on Form 10-K.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2022.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended September 30, 2022.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to a number of legal proceedings. We believe that the nature and number of these proceedings are typical for a company of our size engaged in our type of business and that none of these proceedings will result in a material effect on our business, results of operations, financial condition, cash flows or liquidity.
Item 1A. Risk Factors
There were no material changes in our Risk Factors from those reported in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information with respect to purchases we made of our common stock during the first quarter of fiscal year 2023.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (C)
July 1 to July 31, 2022
Stock Buyback Program (A)	—	$—	—	1,349,037
Employee Transactions (B)	—	$—	—	—
August 1 to August 31, 2022
Stock Buyback Program (A)	—	$—	—	1,349,037
Employee Transactions (B)	52,864	$5.86	—	—
September 1 to September 30, 2022
Stock Buyback Program (A)	—	$—	—	1,349,037
Employee Transactions (B)	—	$—	—	—

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

Exhibit 10.1:
First Amendment and Waiver to Credit Agreement dated October 5, 2022 by and among Matrix Service Company and certain subsidiaries thereof, certain financial institutions as lenders, and Bank of Montreal, as administrative agent (Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 7, 2022)

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

MATRIX SERVICE COMPANY

Date:	November 9, 2022	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer