Form 10-Q
period 2022-12-31
MATRIX SERVICE CO
filed 2023-02-09
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2022
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
15 East 5th Street, Suite 1100, Tulsa, Oklahoma 74103
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 7, 2023 there were 27,037,556 shares of the Company's common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Revenue	$193,840	$161,965	$402,271	$330,058
Cost of revenue	195,142	158,758	390,565	330,359
Gross profit (loss)	(1,302)	3,207	11,706	(301)
Selling, general and administrative expenses	17,545	15,922	34,356	32,551
Goodwill impairment	12,316	—	12,316	—
Restructuring costs	1,278	695	2,565	1,300
Operating loss	(32,441)	(13,410)	(37,531)	(34,152)
Other income (expense):
Interest expense	(916)	(502)	(1,288)	(2,501)
Interest income	46	29	70	50
Other	484	(60)	(590)	(143)
Loss before income tax expense	(32,827)	(13,943)	(39,339)	(36,746)
Provision for federal, state and foreign income taxes	—	10,976	—	5,711
Net loss	$(32,827)	$(24,919)	$(39,339)	$(42,457)

Basic loss per common share	$(1.22)	$(0.93)	$(1.46)	$(1.59)
Diluted loss per common share	$(1.22)	$(0.93)	$(1.46)	$(1.59)
Weighted average common shares outstanding:
Basic	26,999	26,749	26,916	26,680
Diluted	26,999	26,749	26,916	26,680
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Net loss	$(32,827)	$(24,919)	$(39,339)	$(42,457)
Other comprehensive loss, net of tax:
Foreign currency translation gain (loss) (net of tax expense (benefit) of $0 for the three and six months ended December 31, 2022 and $(8) and $46 for the three and six months ended December 31, 2021, respectively)	1,265	99	(488)	(696)
Comprehensive loss	$(31,562)	$(24,820)	$(39,827)	$(43,153)
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	December 31, 2022	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$31,464	$52,371
Accounts receivable, less allowances (December 31, 2022—$1,112 and June 30, 2022—$1,320)	182,054	153,879
Costs and estimated earnings in excess of billings on uncompleted contracts	46,588	44,752
Inventories	7,981	9,974
Income taxes receivable	13,546	13,547
Prepaid expenses	8,104	4,024
Other current assets	4,745	8,865
Total current assets	294,482	287,412
Restricted cash	25,000	25,000
Property, plant and equipment - net	50,684	53,869
Operating lease right-of-use assets	23,938	22,067
Goodwill	29,733	42,135
Other intangible assets, net of accumulated amortization	3,931	4,796
Other assets, non-current	10,350	5,514
Total assets	$438,118	$440,793
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	December 31, 2022	June 30, 2022
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$80,561	$74,886
Billings on uncompleted contracts in excess of costs and estimated earnings	99,762	65,106
Accrued wages and benefits	12,352	21,526
Accrued insurance	5,818	6,125
Operating lease liabilities	4,534	5,715
Other accrued expenses	5,525	4,427
Total current liabilities	208,552	177,785
Deferred income taxes	27	26
Operating lease liabilities	22,713	19,904
Borrowings under asset-backed credit facility	15,000	15,000
Other liabilities, non-current	374	372
Total liabilities	246,666	213,087
Commitments and contingencies
Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of December 31, 2022 and June 30, 2022; 27,027,323 and 26,790,514 shares outstanding as of December 31, 2022 and June 30, 2022, respectively	279	279
Additional paid-in capital	137,989	139,854
Retained earnings	71,939	111,278
Accumulated other comprehensive loss	(8,663)	(8,175)
	201,544	243,236
Treasury stock, at cost — 860,894 shares as of December 31, 2022, and 1,097,703 shares as of June 30, 2022	(10,092)	(15,530)
Total stockholders' equity	191,452	227,706
Total liabilities and stockholders’ equity	$438,118	$440,793
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	December 31, 2022	December 31, 2021
Operating activities:
Net loss	$(39,339)	$(42,457)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	7,177	7,841
Goodwill impairment	12,316	—
Stock-based compensation expense	3,747	3,735
Deferred income tax	—	5,340
Loss (gain) on sale of property, plant and equipment	42	(102)
Provision for uncollectible accounts	(50)	(35)
Accelerated amortization of deferred debt amendment fees	—	1,518
Other	132	45
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(28,125)	26,464
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,836)	(3,729)
Inventories	1,993	1,045
Other assets and liabilities	(5,170)	(3,784)
Accounts payable	5,253	(4,866)
Billings on uncompleted contracts in excess of costs and estimated earnings	34,656	31,027
Accrued expenses	(8,381)	(10,657)
Net cash provided (used) by operating activities	(17,585)	11,385
Investing activities:
Capital expenditures	(2,843)	(569)
Proceeds from asset sales	31	108
Net cash used by investing activities	$(2,812)	$(461)

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	December 31, 2022	December 31, 2021
Financing activities:
Advances under asset-backed credit facility	$10,000	$—
Repayments of advances under asset-backed credit facility	(10,000)	—
Payment of debt amendment fees	—	(1,010)
Issuances of common stock	—	199
Proceeds from issuance of common stock under employee stock purchase plan	136	143
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(310)	(853)
Other Treasury Share Purchases	—	(236)
Net cash used by financing activities	(174)	(1,757)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(336)	(405)
Net increase (decrease) in cash, cash equivalents and restricted cash	(20,907)	8,762
Cash, cash equivalents and restricted cash, beginning of period	77,371	83,878
Cash, cash equivalents and restricted cash, end of period	$56,464	$92,640
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes	$—	$(341)
Interest, including payment of debt amendment fees	$1,056	$1,798
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$476	$5

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances, September 30, 2022	$279	$137,651	$104,766	$(9,928)	$(11,517)	$221,251
Net loss	—	—	(32,827)	—	—	(32,827)
Other comprehensive income	—	—	—	1,265	—	1,265
Issuance of deferred shares (54,702 shares)	—	(1,085)	—	—	1,085	—
Treasury shares sold to Employee Stock Purchase Plan (17,111 shares)	—	(269)	—	—	340	71
Stock-based compensation expense	—	1,692	—	—	—	1,692
Balances, December 31, 2022	$279	$137,989	$71,939	$(8,663)	$(10,092)	$191,452

Balances, September 30, 2021	$279	$135,308	$157,640	$(7,544)	$(17,385)	$268,298
Net loss	—	—	(24,919)	—	—	(24,919)
Other comprehensive income	—	—	—	99	—	99
Exercise of stock options (19,550 shares)	—	(189)	—	—	388	199
Issuance of deferred shares (51,319 shares)	—	(1,018)	—	—	1,018	—
Treasury shares sold to Employee Stock Purchase Plan (6,078 shares)	—	(54)	—	—	121	67
Stock-based compensation expense	—	1,866	—	—	—	1,866
Balances, December 31, 2021	$279	$135,913	$132,721	$(7,445)	$(15,858)	$245,610

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances, June 30, 2022	$279	$139,854	$111,278	$(8,175)	$(15,530)	$227,706
Net loss	—	—	(39,339)	—	—	(39,339)
Other comprehensive loss	—	—	—	(488)	—	(488)
Issuance of deferred shares (259,529 shares)	—	(5,149)	—	—	5,149	—
Treasury shares sold to Employee Stock Purchase Plan (30,144 shares)	—	(463)	—	—	599	136
Treasury shares purchased to satisfy tax withholding obligations (52,864 shares)	—	—	—	—	(310)	(310)
Stock-based compensation expense	—	3,747	—	—	—	3,747
Balances, December 31, 2022	$279	$137,989	$71,939	$(8,663)	$(10,092)	$191,452

Balances, June 30, 2021	$279	$137,575	$175,178	$(6,749)	$(20,744)	$285,539
Net loss	—	—	(42,457)	—	—	(42,457)
Other comprehensive income loss	—	—	—	(696)	—	(696)
Exercise of stock options (19,550 shares)	—	(189)	—	—	388	199
Issuance of deferred shares (268,403 shares)	—	(5,102)	—	—	5,102	—
Treasury shares sold to Employee Stock Purchase Plan (13,287 shares)	—	(106)	—	—	249	143
Treasury shares purchased to satisfy tax withholding obligations (76,703 shares)	—	—	—	—	(853)	(853)
Stock-based compensation expense	—	3,735	—	—	—	3,735
Balances, December 31, 2021	$279	$135,913	$132,721	$(7,445)	$(15,858)	$245,610

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2022, included in our Annual Report on Form 10-K for the year then ended. The results of operations for the three and six month periods ended December 31, 2022 may not necessarily be indicative of the results of operations for the full year ending June 30, 2023.
Significant Accounting Policies
Our significant accounting policies are detailed in “Note 1 - Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended June 30, 2022.
Note 2 – Revenue
Remaining Performance Obligations
We had $574.6 million of remaining performance obligations yet to be satisfied as of December 31, 2022. We expect to recognize $432.8 million of our remaining performance obligations as revenue within the next twelve months.
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

	December 31, 2022	June 30, 2022	Change
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$46,588	$44,752	$1,836
Billings on uncompleted contracts in excess of costs and estimated earnings	(99,762)	(65,106)	(34,656)
Net contract liabilities	$(53,174)	$(20,354)	$(32,820)
The difference between the beginning and ending balances of our CIE and BIE primarily results from the timing of revenue recognized relative to its billings. The amount of revenue recognized during the six months ended December 31, 2022 that was included in the June 30, 2022 BIE balance was $52.3 million. This revenue consists primarily of work performed during the period on contracts with customers that had advance billings.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Progress billings in accounts receivable at December 31, 2022 and June 30, 2022 included retentions to be collected within one year of $19.7 million and $16.1 million, respectively. Contract retentions collectible beyond one year are included in other assets, non-current in the Condensed Consolidated Balance Sheets and totaled $9.0 million as of December 31, 2022 and $4.0 million as of June 30, 2022.
Disaggregated Revenue
Revenue disaggregated by reportable segment is presented in Note 10 - Segment Information. The following tables presents revenue disaggregated by geographic area where the work was performed and by contract type:
Geographic Disaggregation:

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(In thousands)
United States	$170,290	$145,917	$346,470	$299,201
Canada	20,885	15,260	45,810	28,770
Other international	2,665	788	9,991	2,087
Total Revenue	$193,840	$161,965	$402,271	$330,058

Contract Type Disaggregation:

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(In thousands)
Fixed-price contracts	$105,283	$100,841	$214,756	$202,906
Time and materials and other cost reimbursable contracts	88,557	61,124	187,515	127,152
Total Revenue	$193,840	$161,965	$402,271	$330,058
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
Revisions in Estimates
Subsequent to the end of the second quarter of fiscal 2023, we received notice from a client that they would not approve adequate compensation to us for the impact that excessive scope changes had on our ability to progress work on a midstream gas processing project according to forecast, as well as for the impact that global supply chain issues and inflation had on the project. The project is included in the Process and Industrial Facilities segment and reduced gross profit by $9.6 million and $9.4 million during the three and six months ended December 31, 2022, respectively. We have accrued the full expected loss for the project, which we expect to be mechanically complete in the fourth quarter of fiscal 2023.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Property, Plant and Equipment
The following table presents the components of our property, plant and equipment - net at December 31, 2022 and June 30, 2022:

	December 31, 2022	June 30, 2022
	(In thousands)
Property, plant and equipment - at cost:
Land and buildings	$36,391	$34,788
Construction equipment	91,954	93,036
Transportation equipment	48,908	48,999
Office equipment and software	41,984	43,823
Construction in progress	828	1,646
Total property, plant and equipment - at cost	220,065	222,292
Accumulated depreciation	(169,381)	(168,423)
Property, plant and equipment - net	$50,684	$53,869
Note 4 – Leases
We enter into lease arrangements for real estate, construction equipment and information technology equipment in the normal course of business. Real estate leases accounted for approximately 98% of all right-of-use assets as of December 31, 2022. Most real estate and information technology equipment leases generally have fixed payments that follow an agreed upon payment schedule and have remaining lease terms ranging from less than one year to 13 years. Construction equipment leases generally have "month-to-month" lease terms that automatically renew as long as the equipment remains in use.
The components of lease expense in the Condensed Consolidated Statements of Income are as follows:

		Three Months Ended		Six Months Ended
		December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Lease expense	Location of Expense	(in thousands)
Operating lease expense	Cost of revenue and Selling, general and administrative expenses	$1,788	$1,878	$3,551	$3,970
Short-term lease expense(1)	Cost of revenue	7,534	5,292	14,817	10,863
Total lease expense		$9,322	$7,170	$18,368	$14,833

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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

The future undiscounted lease payments, as reconciled to the discounted operating lease liabilities presented in our Condensed Consolidated Balance Sheets, were as follows:

December 31, 2022
Maturity Analysis:	(in thousands)
Remainder of Fiscal 2023	$2,863
Fiscal 2024	5,634
Fiscal 2025	4,269
Fiscal 2026	4,246
Fiscal 2027	4,161
Thereafter	12,843
Total future operating lease payments	34,016
Imputed interest	(6,769)
Net present value of future lease payments	27,247
Less: current portion of operating lease liabilities	4,534
Non-current operating lease liabilities	$22,713

The following is a summary of the weighted average remaining operating lease term and weighted average discount rate as of December 31, 2022:

Weighted-average remaining lease term (in years)	6.8 years
Weighted-average discount rate	6.1%

Supplemental cash flow information related to leases is as follows:

Six Months Ended
December 31, 2022
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease payments	$3,617
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$5,219

Note 5 – Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying value of goodwill by segment are as follows:

	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions	Total
	(In thousands)
Net balance at June 30, 2022	$4,263	$18,427	$19,445	$42,135
Goodwill impairment	—	(12,316)	—	(12,316)
Translation adjustment(1)	(29)	—	(57)	(86)
Net balance at December 31, 2022	$4,234	$6,111	$19,388	$29,733

(1)The translation adjustments relate to the periodic translation of Canadian Dollar and South Korean Won denominated goodwill recorded as a part of prior acquisitions in Canada and South Korea, in which the local currency was determined to be the functional currency.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

We performed our annual goodwill impairment test as of May 31, 2022, which resulted in no impairment. The fiscal 2022 test indicated that four reporting units with a combined total of $33.8 million of goodwill as of June 30, 2022 were at higher risk of future impairment. Recent negative operating results of one of our reporting units at higher risk of impairment indicated that it was more likely than not that its goodwill was impaired. This reporting unit is in the Process and Industrial Facilities segment and includes the midstream gas processing project referenced in Note 2 - Revenue, Revisions in Estimates, which experienced a material adverse change in gross profit during the second quarter of fiscal 2023. Based on the indicated outcome of this project and our near-term outlook for the reporting unit, we performed an interim impairment test for the unit and concluded that its $12.3 million of goodwill was fully impaired. The impairment was recognized in operating income during the three and six months ended December 31, 2022.
Based on the totality of both positive and negative factors, no impairment indicators related to the other reporting units existed at December 31, 2022. However, if our view of project opportunities or gross margins deteriorates, particularly for the remaining higher risk reporting units, then we may need to perform an interim goodwill impairment test, which could result in an impairment.
Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At December 31, 2022
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,483	$(2,286)	$197
Customer-based(1)	6 to 15	13,144	(9,410)	3,734
Total amortizing intangible assets		$15,627	$(11,696)	$3,931

(1)Customer-based intangible assets have been adjusted in fiscal 2023 to remove $4.2 million of customer relationships that have been fully amortized.

		At June 30, 2022
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,558	$(2,276)	$282
Customer-based	6 to 15	17,331	(12,817)	4,514
Total amortizing intangible assets		$19,889	$(15,093)	$4,796
Amortization expense totaled $0.4 million and $0.9 million during the three and six months ended December 31, 2022 and $0.4 million and $1.0 million during the three and six months ended December 31, 2021, respectively.
We estimate that the remaining amortization expense related to December 31, 2022 amortizing intangible assets will be as follows (in thousands):

Period ending:
Remainder of Fiscal 2023	$864
Fiscal 2024	1,416
Fiscal 2025	1,096
Fiscal 2026	555
Total estimated remaining amortization expense at December 31, 2022	$3,931

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 – Debt
On September 9, 2021, the Company and our primary U.S. and Canada operating subsidiaries entered into an asset-based credit agreement, which was amended on October 5, 2022 (as amended, the "ABL Facility"), with Bank of Montreal, as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer, and the lenders named therein. The maximum amount of loans under the ABL Facility is limited to $90.0 million. The ABL Facility available borrowings may be increased by an amount not to exceed $15.0 million, subject to certain conditions, including obtaining additional commitments. The ABL Facility is intended to be used for working capital, capital expenditures, issuances of letters of credit and other lawful purposes. Our obligations under the ABL Facility are guaranteed by us and substantially all of our U.S. and Canadian subsidiaries and are secured by a first lien on all our assets and the assets of our co-borrowers and guarantors under the ABL Facility.
The maximum amount that we may borrow under the ABL Facility is subject to a borrowing base, which is based on restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. We are required to maintain a minimum of $25.0 million of restricted cash at all times, but such amounts are also included in the borrowing base. The ABL Facility matures, and any outstanding amounts become due and payable, on September 9, 2026. At December 31, 2022, our borrowing base was $83.2 million, we had $15.0 million of outstanding borrowings, and we had $19.2 million in letters of credit outstanding, which resulted in availability of $49.0 million under the ABL Facility.
Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, an annual rate of either a base rate (“Base Rate”), an Adjusted Term Secured Overnight Financing Rate ("Adjusted Term SOFR"), or at the Canadian Prime Rate, plus an applicable margin. The Adjusted Term SOFR is defined as (i) the SOFR plus (ii) 11.448 basis points for a one-month tenor and 26.161 basis points for a three-month tenor; provided that the Adjusted Term SOFR cannot be below zero. The Base Rate is defined as a fluctuating interest rate equal to the greater of: (i) rate of interest announced by Bank of Montreal from time to time as its prime rate; (ii) the U.S. federal funds rate plus 0.50%; (iii) Adjusted Term SOFR for one month period plus 1.00%; or (iv) 1.00%. Depending on the amount of average availability, the applicable margin is between 1.00% to 1.50% for Base Rate and Canadian Prime Rate borrowings, which includes either U.S. or Canadian prime rate, and between 2.00% and 2.50% for Adjusted Term SOFR borrowings. Interest is payable either (i) monthly for Base Rate or Canadian Prime Rate borrowings or (ii) the last day of the interest period for Adjusted Term SOFR borrowings, as set forth in the ABL Facility. The fee for undrawn amounts is 0.25% per annum and is due quarterly. The interest rate in effect for borrowings outstanding at December 31, 2022, including applicable margin, was 8.75%.
The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that restrict our ability to sell assets, engage in mergers and acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay cash dividends, issue equity instruments, make distribution or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $15.0 million and (ii) 15.00% of the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00 must be maintained. We were in compliance with all covenants of the ABL Facility as of December 31, 2022.
Note 7 – Income Taxes
Effective Tax Rate
Our effective tax rates were zero percent for the three and six months ended December 31, 2022, compared to (78.7)% and (15.5)% during the three and six months ended December 31, 2021, respectively. The effective tax rates during fiscal 2023 were impacted by valuation allowances of $8.4 million and $9.8 million placed on deferred tax assets during the three and six months ended December 31, 2022, respectively.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Deferred Payroll Taxes
During the second quarter of fiscal 2023, we repaid the remaining $5.6 million of U.S. payroll taxes we deferred through provisions of the CARES Act. The balance of deferred payroll taxes was included within accrued wages and benefits in the Condensed Consolidated Balance Sheets.
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
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $18.2 million at December 31, 2022 and $8.9 million at June 30, 2022. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings. The determination of our legal basis for a claim requires significant judgment. Generally, collection of amounts related to unpriced change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.
Other
During the third quarter of fiscal 2020, we commenced litigation in an effort to collect accounts receivable from an iron and steel customer following the deterioration of the relationship in the second quarter of fiscal 2020. The unpaid account receivable balance at December 31, 2022 was $17.0 million. Litigation is unpredictable, however, based on the terms of the contract with this customer, we believe we are entitled to collect the full amount owed under the contract.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(In thousands, except per share data)
Basic EPS:
Net loss	$(32,827)	$(24,919)	$(39,339)	$(42,457)
Weighted average shares outstanding	26,999	26,749	26,916	26,680
Basic loss per share	$(1.22)	$(0.93)	$(1.46)	$(1.59)
Diluted EPS:
Net loss	$(32,827)	$(24,919)	$(39,339)	$(42,457)
Diluted weighted average shares outstanding	26,999	26,749	26,916	26,680
Diluted loss per share	$(1.22)	$(0.93)	$(1.46)	$(1.59)
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

We evaluate performance and allocate resources based on operating income. We eliminate intersegment sales; therefore, no intercompany profit or loss is recognized. Corporate selling, general and administrative expenses are excluded from our three reportable segments in order to better align controllable costs with the responsibility of segment management, and to be consistent with how our chief operating decision-maker assesses segment performance and allocates resources. In fiscal year 2022, we commenced a project to centralize and standardize certain support functions including accounting, human resources and project support. These centralized support functions are now included in corporate selling, general and administrative expense, but were previously included in our operating segment selling, general and administrative expense. Segment assets consist primarily of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment, right-of-use lease assets, goodwill and other intangible assets.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Results of Operations
(In thousands)

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Gross revenue
Utility and Power Infrastructure	$50,589	$54,752	$95,459	$111,956
Process and Industrial Facilities	80,789	52,037	167,526	97,247
Storage and Terminal Solutions	63,130	57,607	140,420	125,919
Total gross revenue	$194,508	$164,396	$403,405	$335,122
Less: Inter-segment revenue
Utility and Power Infrastructure	$54	$—	$54	$—
Process and Industrial Facilities	—	1,721	109	3,026
Storage and Terminal Solutions	614	710	971	2,038
Total inter-segment revenue	$668	$2,431	$1,134	$5,064
Consolidated revenue
Utility and Power Infrastructure	$50,535	$54,752	$95,405	$111,956
Process and Industrial Facilities	80,789	50,316	167,417	94,221
Storage and Terminal Solutions	62,516	56,897	139,449	123,881
Total consolidated revenue	$193,840	$161,965	$402,271	$330,058
Gross profit (loss)
Utility and Power Infrastructure	$2,426	$(491)	$4,139	$(6,598)
Process and Industrial Facilities	(5,131)	4,235	(801)	7,106
Storage and Terminal Solutions	1,648	(172)	9,213	241
Corporate	(245)	(365)	(845)	(1,050)
Total gross profit (loss)	$(1,302)	$3,207	$11,706	$(301)
Selling, general and administrative expenses
Utility and Power Infrastructure	$1,787	$3,150	$3,525	$6,200
Process and Industrial Facilities	3,682	2,792	7,752	5,554
Storage and Terminal Solutions	5,450	4,280	9,608	8,786
Corporate	6,626	5,700	13,471	12,011
Total selling, general and administrative expenses	$17,545	$15,922	$34,356	$32,551
Goodwill impairment and restructuring costs
Utility and Power Infrastructure	$—	$37	$37	$46
Process and Industrial Facilities	12,698	(24)	13,012	(17)
Storage and Terminal Solutions	383	107	906	74
Corporate	513	575	926	1,197
Total goodwill impairment and restructuring costs	$13,594	$695	$14,881	$1,300
Operating income (loss)
Utility and Power Infrastructure	$639	$(3,678)	$577	$(12,844)
Process and Industrial Facilities	(21,511)	1,467	(21,565)	1,569
Storage and Terminal Solutions	(4,185)	(4,559)	(1,301)	(8,619)
Corporate	(7,384)	(6,640)	(15,242)	(14,258)
Total operating loss	$(32,441)	$(13,410)	$(37,531)	$(34,152)

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Total assets by segment were as follows:

	December 31, 2022	June 30, 2022
Utility and Power Infrastructure	$89,480	$94,059
Process and Industrial Facilities	119,401	104,078
Storage and Terminal Solutions	144,561	141,084
Corporate	84,676	101,572
Total segment assets	$438,118	$440,793

Note 11 – Restructuring Costs
In fiscal 2020, we initiated a business improvement plan to increase profitability and reduce our cost structure in order to help us become more competitive and deliver higher quality service. As a result of specific events, including the effects of the COVID-19 pandemic and related market disruptions, the Company expanded its business improvement plan.
The business improvement plan consists of an initial phase of discretionary cost reductions, workforce reductions, reduction of capital expenditures and the reduction in size or closure of certain offices in order to increase the utilization of our staff and bring the cost structure of the business in line with revenue volumes. In fiscal 2022, we commenced a second phase of our plan to focus on centralization of support functions, including business development, accounting, human resources, procurement and project services into shared service centers. During the second quarter of fiscal 2023, we closed an underperforming office and ceased its associated operations, which resulted in $0.7 million of restructuring costs. We expect to complete these restructuring efforts in fiscal 2023 or early fiscal 2024. The restructuring costs consist primarily of severance costs, facility closure costs, consulting fees and other liabilities.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Restructuring costs under our business improvement plan are classified as follows:

	Three Months Ended		Six Months Ended		Since Inception of Business Improvement Plan
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(In thousands)
Utility and Power Infrastructure
Severance and other personnel-related costs	$—	$36	$37	$45	$2,621
Facility costs	—	—	—	—	348
Other intangible asset impairments	—	—	—	—	1,150
Other costs	—	1	—	1	1
Total Utility and Power Infrastructure	$—	$37	$37	$46	$4,120
Process and Industrial Facilities
Severance and other personnel-related costs	$354	$(27)	$666	$(22)	$9,762
Facility costs	—	1	2	1	3,208
Other intangible asset impairments	—	—	—	—	375
Other costs	28	2	28	4	(1,143)
Total Process and Industrial Facilities	$382	$(24)	$696	$(17)	$12,202
Storage and Terminal Solutions
Severance and other personnel-related costs	$379	$102	$902	$69	$2,548
Facility costs	—	—	—	—	879
Other costs	4	5	4	5	32
Total Storage and Terminal Solutions	$383	$107	$906	$74	$3,459
Corporate
Severance and other personnel-related costs	$311	$—	$708	$44	$2,295
Facility costs	126	—	126	16	224
Other costs	76	575	92	1,137	1,677
Total Corporate	$513	$575	$926	$1,197	$4,196

Restructuring Costs by Type:
Severance and other personnel-related costs	$1,044	$111	$2,313	$136	$17,226
Facility costs	126	1	128	17	4,659
Other intangible asset impairments	—	—	—	—	1,525
Other costs	108	583	124	1,147	567
Total restructuring costs	$1,278	$695	$2,565	$1,300	$23,977

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
Operational Update
Project award volumes continued to improve from the two-year period impacted by the pandemic. We received $318.7 million of project awards during the second quarter of fiscal 2023, which is the highest quarterly award amount since the first quarter of fiscal 2020. However, subsequent to the end of the second quarter of fiscal 2023, we received notice from a client that they would not approve adequate compensation to us for the impact that excessive scope changes had on our ability to progress work on a midstream gas processing project according to forecast, as well as for the impact that global supply chain issues and inflation had on the project. The project is included in the Process and Industrial Facilities segment and reduced gross profit by $9.6 million during the quarter. We have accrued the full expected loss for the project, which we expect to be mechanically complete in the fourth quarter of fiscal 2023.
Revenue of $193.8 million during the second quarter of fiscal 2023 was lower than revenue of $208.4 million during the first quarter of fiscal 2023 as certain projects awarded in prior periods are working off while the newly awarded projects' contribution to revenue is limited as they progress through contract finalization, engineering, and planning stages. Revenue levels were also lower than expected as a large LNG project that was expected to be awarded in the first half of fiscal 2023 has not been awarded and award timing is unknown. Lastly, normal seasonality resulted in lower volumes of work as we moved through the quarter. We are anticipating revenue volumes in the third quarter of fiscal 2023 to be relatively unchanged from the second quarter of fiscal 2023 and to increase meaningfully in the fourth quarter of fiscal 2023 as newly awarded projects enter the revenue stream.
Gross margin (loss) was (0.7%) in the second quarter of fiscal 2023 compared to 6.2% in the first quarter of fiscal 2023. Our results of operations were materially impacted by the $9.6 million project adjustment referenced above. Gross margins during the second quarter of fiscal 2023 were also negatively impacted by the under recovery of construction overhead costs due to lower revenue and continued work on previously-booked projects with reduced gross margins awarded in a highly competitive time period.

Adjusted Net Loss

In order to more clearly depict our core profitability, the following tables present our operating results after certain adjustments:

Reconciliation of Net Loss to Adjusted Net Loss(1)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Net loss, as reported	$(32,827)	$(24,919)	$(39,339)	$(42,457)
Goodwill impairment	12,316	—	12,316	—
Restructuring costs	1,278	695	2,565	1,300
Accelerated amortization of deferred debt amendment fees(2)	—	—	—	1,518
Tax impact of goodwill impairment, restructuring costs and accelerated amortization of debt amendment fees	(3,499)	(179)	(3,830)	(725)
Deferred tax asset valuation allowance(3)	8,370	14,198	9,764	14,198
Adjusted net loss	$(14,362)	$(10,205)	$(18,524)	$(26,166)

Loss per share, as reported	$(1.22)	$(0.93)	$(1.46)	$(1.59)
Adjusted loss per share	$(0.53)	$(0.38)	$(0.69)	$(0.98)

(1)This table presents non-GAAP financial measures of our adjusted net loss and adjusted loss per share for the three and six months ended December 31, 2022 and 2021. The most directly comparable financial measures are net loss and loss per share, respectively, presented in the Condensed Consolidated Statements of Income. We have presented these non-GAAP financial measures because we believe they more clearly depict our core operating results during the periods presented and provide a more comparable measure of our operating results to other companies considered to be in similar businesses. Since adjusted net loss and adjusted loss per share are not measures of performance calculated in accordance with GAAP, they should be considered in addition to, rather than as a substitute for, the most directly comparable GAAP financial measures.
(2)Interest expense in fiscal 2022 included $1.5 million of accelerated amortization of deferred debt amendment fees.
(3)See Item 1. Financial Statements, Note 7 - Income Taxes, for more information about the deferred tax asset valuation allowance.

Adjusted EBITDA

We have presented Adjusted EBITDA, which we define as net loss before goodwill impairment, restructuring costs, stock-based compensation, interest expense, income taxes, and depreciation and amortization, because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Condensed Consolidated Statements of Income entitled “Net loss” is the most directly comparable GAAP measure to Adjusted EBITDA. Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. Adjusted EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not a measure of our ability to fund our cash needs. As Adjusted EBITDA excludes certain financial information compared with net loss, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, Adjusted EBITDA, has certain material limitations as follows:
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
A reconciliation of Adjusted EBITDA to net loss follows:

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(In thousands)
Net loss	$(32,827)	$(24,919)	$(39,339)	$(42,457)
Goodwill impairment	12,316	—	12,316	—
Restructuring costs	1,278	695	2,565	1,300
Stock-based compensation	1,692	1,866	3,747	3,735
Interest expense	916	502	1,288	2,501
Provision for federal, state and foreign income taxes	—	10,976	—	5,711
Depreciation and amortization	3,535	3,789	7,177	7,841
Adjusted EBITDA	$(13,090)	$(7,091)	$(12,246)	$(21,369)

Three Months Ended December 31, 2022 Compared to the Three Months Ended December 31, 2021
Consolidated
Consolidated revenue was $193.8 million for the three months ended December 31, 2022, compared to $162.0 million in the same period last year. On a segment basis, revenue increased in the Process and Industrial Facilities and Storage and Terminal Solutions segments by $30.5 million and $5.6 million, respectively. The increases were partially offset by a decrease in revenue of $4.2 million in the Utility and Power Infrastructure segment.
Consolidated gross profit decreased to a loss of $1.3 million in the three months ended December 31, 2022 compared to a gross profit of $3.2 million in the same period last year. Gross margin (loss) decreased to (0.7%) in the three months ended December 31, 2022 compared to 2.0% in the same period last year. Gross margins in the second quarter of fiscal 2023 were negatively impacted by a client not approving adequate compensation to us for the impact that excessive scope changes had on our ability to progress work on a midstream gas processing project according to forecast, as well as for the impact that global supply chain issues and inflation had on the project. The project reduced gross profit by $9.6 million during the three months ended December 31, 2022. We have accrued the full expected loss for the project, which we expect to be mechanically complete in the fourth quarter of fiscal 2023. In addition, gross margins during the second quarter of fiscal 2023 were negatively impacted by the under recovery of construction overhead costs, continued work on previously-booked projects with reduced gross margins awarded in a highly competitive time period, and increased forecasted costs to complete a smaller capital storage project. While we are still not fully recovering construction overhead costs, higher revenue volumes in fiscal 2023 have resulted in improved overhead cost recovery. Gross margins in the second quarter of fiscal 2022 were negatively impacted by low revenue volumes, which led to the under recovery of construction overhead costs, and by a lower than previously forecasted margin on a tank repair and maintenance project in the Storage and Terminal Solutions segment.
Consolidated SG&A expenses were $17.5 million in the three months ended December 31, 2022 compared to $15.9 million in the same period last year. The increase was primarily attributable to higher project pursuit costs and other costs to support higher revenue volumes.
We recorded a goodwill impairment of $12.3 million in the three months ended December 31, 2022. See Item 1. Financial Statements, Note 5 - Goodwill and Other Intangible Assets, Goodwill, for more information about the impairment.

We recorded restructuring costs of $1.3 million in the three months ended December 31, 2022 compared to $0.7 million in the same period last year. During the second quarter of fiscal 2023, we closed an underperforming office and ceased its associated operations, which resulted in $0.7 million of restructuring costs. See Item 1. Financial Statements, Note 11 - Restructuring Costs, for more information about our business improvement plan.
Interest expense was $0.9 million in the three months ended December 31, 2022 compared to $0.5 million in the three months ended December 31, 2021. Interest expense in the three months ended December 31, 2022 consisted primarily of interest on debt outstanding, unused capacity fees, amortization of deferred debt issuance costs, letter of credit fees and other interest.
Our effective tax rates for the three months ended December 31, 2022 and December 31, 2021 were zero and (78.7)%, respectively. The effective tax rate during the three months ended December 31, 2022 was impacted by a $8.4 million valuation allowance placed on deferred tax assets. We placed a full valuation allowance on our deferred tax assets in the second quarter of fiscal 2022 due to the existence of a cumulative loss over a three-year period. We will continue to place valuation allowances on newly generated deferred tax assets and will realize the benefit associated with the deferred tax assets for which the valuation allowance has been provided to the extent we generate taxable income in the future, or cumulative losses are no longer present and our future projections for growth or tax planning strategies are demonstrated.
For the three months ended December 31, 2022, we had a net loss of $32.8 million, or $1.22 per fully diluted share, compared to a net loss of $24.9 million, or $0.93 per fully diluted share, in the three months ended December 31, 2021.
Utility and Power Infrastructure
Revenue for the Utility and Power Infrastructure segment was $50.5 million in the three months ended December 31, 2022 compared to $54.8 million in the same period last year. The decrease is primarily due to lower volumes of LNG peak shaving work, partially offset by higher volumes of power delivery work.
The segment gross margin was 4.8% in the second quarter of fiscal 2023 compared to a loss of (0.9%) in the same period last year. While this was an improvement compared to the prior quarter, gross margin was negatively impacted by previously-booked projects with reduced gross margins awarded in a highly competitive time period. This was partially offset by better than expected outcomes on other recently awarded projects in the segment.
The segment gross margin (loss) for the three months ended December 31, 2021 was negatively impacted by lower margins on power delivery work bid competitively and revenue recognized on a large capital project at a margin reduced in prior periods. In addition, segment gross margin in the second quarter of fiscal 2022 was also negatively impacted by low volumes, which led to the under recovery of construction overhead costs.
Process and Industrial Facilities
Revenue for the Process and Industrial Facilities segment was $80.8 million in the three months ended December 31, 2022 compared to $50.3 million in the same period last year. The increase was primarily due to higher volumes of midstream gas processing capital work, higher volumes of refinery maintenance and turnaround activity, work on a capital project at a biodiesel facility, and work on a capital project at a small-scale boron facility.
The segment gross margin (loss) was (6.4%) for the three months ended December 31, 2022 compared to 8.4% in the same period last year. The segment gross margin (loss) in the second quarter of fiscal 2023 was negatively impacted by a client not approving adequate compensation to us for the impact that excessive scope changes had on our ability to progress work on a midstream gas processing project according to forecast, as well as for the impact that global supply chain issues and inflation had on the project. The project reduced gross profit by $9.6 million during the three months ended December 31, 2022. We have accrued the full expected loss for the project, which we expect to be mechanically complete in the fourth quarter of fiscal 2023. The segment gross margin (loss) in the second quarter of fiscal 2023 was also negatively impacted by the under recovery of construction overhead costs and continued work on previously-booked projects with reduced gross margins awarded in a highly competitive time period. This was partially offset by better than expected outcomes on other projects in the segment.
Despite generally strong project execution, the lower segment gross margin for the three months ended December 31, 2021 was the result of low volumes, which lead to under recovery of construction overhead costs.

Storage and Terminal Solutions
Revenue for the Storage and Terminal Solutions segment was $62.5 million in the three months ended December 31, 2022 compared to $56.9 million in the same period last year. The increase in segment revenue is primarily a result of higher volumes of specialty vessel capital projects along with higher volumes of tank repair and maintenance work. However, revenue levels were still lower than expected as a large LNG project that was expected to be awarded in the first half of fiscal 2023 has not been awarded and award timing is unknown. Other storage project awards have been strong and are expected to significantly improve revenue in the latter part of the fiscal year.
The segment gross margin was 2.6% for the three months ended December 31, 2022 compared to a loss of (0.3)% in the same period last year. The fiscal 2023 segment gross margin was negatively impacted by the under recovery of construction overhead costs and increased forecasted costs to complete a smaller capital storage project.
The segment gross margin (loss) for the three months ended December 31, 2021 was negatively impacted by a lower than previously forecasted margin on a thermal energy storage tank repair and maintenance project due to changes in repair scope, expanded client weld testing and associated schedule delays, which reduced segment gross profit by $2.8 million. The segment gross margin (loss) in the second quarter of fiscal 2022 was also negatively impacted by low volumes, which led to the under recovery of construction overhead costs.
Corporate
Unallocated corporate expenses were $7.4 million during the three months ended December 31, 2022 compared to $6.6 million in the same period last year. The increase in fiscal 2023 is primarily due to a project that commenced in fiscal 2022 to centralize certain support functions to corporate including accounting, human resources and project support that were previously included in operating segment expenses.
Six Months Ended December 31, 2022 Compared to the Six Months Ended December 31, 2021
Consolidated
Consolidated revenue was $402.3 million for the six months ended December 31, 2022, compared to $330.1 million in the same period last year. On a segment basis, revenue increased in the Process and Industrial Facilities and Storage and Terminal Solutions segments by $73.2 million and $15.6 million, respectively. The increases were partially offset by a decrease in revenue of $16.6 million in the Utility and Power Infrastructure segment.
Consolidated gross profit increased to $11.7 million in the six months ended December 31, 2022 compared to a gross loss of $0.3 million in the same period last year. Gross margin increased to 2.9% in the six months ended December 31, 2022 compared to a loss of (0.1)% in the same period last year. Gross margins in the first six months of fiscal 2023 were negatively impacted by a client not approving adequate compensation to us for the impact that excessive scope changes had on our ability to progress work on a midstream gas processing project according to forecast, as well as for the impact that global supply chain issues and inflation had on the project. The project reduced gross profit by $9.4 million during the six months ended December 31, 2022. We have accrued the full expected loss for the project, which we expect to be mechanically complete in the fourth quarter of fiscal 2023. In addition, gross margins during the first six months of fiscal 2023 were negatively impacted by the under recovery of construction overhead costs, continued work on previously-booked projects with reduced gross margins awarded in a highly competitive time period, and increased forecasted costs to complete a smaller capital storage project. While we are still not fully recovering construction overhead costs, higher revenue volumes in fiscal 2023 have resulted in improved overhead cost recovery. Gross margins in the first six months of fiscal 2022 were negatively impacted by a lower than previously forecasted margin on a large capital project and an unfavorable settlement of a claim with a customer, both in the Utility and Power Infrastructure segment, and a lower than previously forecasted margin on a tank repair and maintenance project in the Storage and Terminal Solutions segment. In addition, gross margins were also negatively impacted by lower than forecasted volumes, which led to the under recovery of construction overhead costs.
Consolidated SG&A expenses were $34.4 million in the six months ended December 31, 2022 compared to $32.6 million in the same period last year. The increase was primarily attributable to higher project pursuit costs and other costs to support higher revenue volumes.
We recorded a goodwill impairment of $12.3 million in the three months ended December 31, 2022. See Item 1. Financial Statements, Note 5 - Goodwill and Other Intangible Assets, Goodwill, for more information about the impairment.
We recorded restructuring costs of $2.6 million in the six months ended December 31, 2022 compared to $1.3 million in the same period last year. During the second quarter of fiscal 2023, we closed an underperforming office and ceased its associated operations, which resulted in $0.7 million of restructuring costs. See Item 1. Financial Statements, Note 11 - Restructuring Costs, for more information about our business improvement plan.
Interest expense was $1.3 million in the six months ended December 31, 2022 compared to $2.5 million in the six months ended December 31, 2021. Interest expense in fiscal 2023 consisted primarily of interest on debt outstanding, unused capacity fees, amortization of deferred debt issuance costs, letter of credit fees and other interest. Interest expense in fiscal 2022 included $1.5 million of accelerated amortization of deferred debt amendment fees associated with terminating our prior credit facility along with a similar level of other interest costs.
Our effective tax rates for the six months ended December 31, 2022 and December 31, 2021 were zero and (15.5)%, respectively. The effective tax rate during the six months ended December 31, 2022 was impacted by a $9.8 million valuation allowance placed on deferred tax assets. We placed a full valuation allowance on our deferred tax assets in the second quarter of fiscal 2022 due to the existence of a cumulative loss over a three-year period. We will continue to place valuation allowances on newly generated deferred tax assets and will realize the benefit associated with the deferred tax assets for which the valuation allowance has been provided to the extent we generate taxable income in the future, or cumulative losses are no longer present and our future projections for growth or tax planning strategies are demonstrated.
For the six months ended December 31, 2022, we had a net loss of $39.3 million or $1.46 per fully diluted share, compared to a net loss of $42.5 million, or $1.59 per fully diluted share, in the six months ended December 31, 2021.
Utility and Power Infrastructure
Revenue for the Utility and Power Infrastructure segment was $95.4 million in the six months ended December 31, 2022 compared to $112.0 million in the same period last year. The decrease is primarily due to lower volumes of LNG peak shaving and storm work, partially offset by higher volumes of power delivery work.
The segment gross margin was 4.3% for the six months ended December 31, 2022 compared to a loss of (5.9)% in the same period last year. The segment gross margin for the first six months of fiscal 2023 was negatively impacted by continued work on projects with previously reduced gross margins and projects that were bid competitively.
The segment gross margin for the six months ended December 31, 2021 was negatively impacted by an increase in the forecasted costs to complete a large capital project in the first quarter, which resulted in a decrease in gross profit of $5.9 million. The change in forecasted costs was principally due to unexpected equipment repairs during commissioning that delayed the scheduled completion and increased the estimated costs to complete. In addition, segment gross margin was negatively impacted by an unfavorable settlement of a claim with a customer, and low volumes, which led to the under recovery of construction overhead costs.
Process and Industrial Facilities
Revenue for the Process and Industrial Facilities segment was $167.4 million in the six months ended December 31, 2022 compared to $94.2 million in the same period last year. The increase was primarily due to higher volumes of midstream gas processing capital work, work on a capital project at a biodiesel facility, higher volumes of refinery maintenance and turnaround activity, and work on a capital project at a small-scale boron facility.
The segment gross margin was (0.5)% for the six months ended December 31, 2022 compared to 7.5% in the same period last year. The segment gross margin in the first six months of fiscal 2023 was negatively impacted by a client not approving adequate compensation to us for the impact that excessive scope changes had on our ability to progress work on a midstream gas processing project according to forecast, as well as for the impact that global supply chain issues and inflation had on the project. The project reduced gross profit by $9.4 million during the six months ended December 31, 2022. We have accrued the full expected loss for the project, which we expect to be mechanically complete in the fourth quarter of fiscal 2023. The segment gross margin (loss) in the first six months of fiscal 2023 was also negatively impacted by the under recovery of construction overhead costs and continued work on previously-booked projects with reduced gross margins awarded in a highly competitive time period. This was partially offset by better than expected outcomes on other projects in the segment.
Despite generally strong project execution, the low segment gross margin in the first six months of fiscal 2022 was the result of low volumes, which led to the under recovery of construction overhead costs.

Storage and Terminal Solutions
Revenue for the Storage and Terminal Solutions segment was $139.4 million in the six months ended December 31, 2022 compared to $123.9 million in the same period last year. The increase in segment revenue is primarily a result of higher volumes of specialty vessel and tank and terminal capital projects along with higher volumes of tank repair and maintenance work. However, revenue levels were still lower than expected as a large LNG project that was expected to be awarded in the first half of fiscal 2023 has not been awarded and award timing is unknown. Other storage project awards have been strong and are expected to significantly improve revenue in the latter part of the fiscal year.
The segment gross margin was 6.6% for the six months ended December 31, 2022 compared to 0.2% in the same period last year. The segment gross margin for the six months ended December 31, 2022 was negatively impacted by the under recovery of construction overhead costs and increased forecasted costs to complete a smaller capital storage project.
The segment gross margin for the six months ended December 31, 2021 was negatively impacted by a lower than previously forecasted margin on a thermal energy storage tank repair and maintenance project due to changes in repair scope, expanded client weld testing and associated schedule delays, which reduced segment gross profit by $5.5 million. In addition, the fiscal 2022 segment gross margin was also negatively impacted by low volumes, which led to the under recovery of construction overhead costs.
Corporate
Unallocated corporate expenses were $15.2 million during the six months ended December 31, 2022 compared to $14.3 million in the same period last year. The increase in fiscal 2023 is primarily due to a project that commenced in fiscal 2022 to centralize certain support functions to corporate including accounting, human resources and project support that were previously included in operating segment expenses.
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

The following table provides a summary of changes in our backlog for the three months ended December 31, 2022:

	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions	Total
	(In thousands)
Backlog as of September 30, 2022	$99,807	$265,641	$250,209	$615,657
Project awards	98,033	105,153	115,466	318,652
Revenue recognized	(50,535)	(80,789)	(62,516)	(193,840)
Backlog as of December 31, 2022	$147,305	$290,005	$303,159	$740,469
Book-to-bill ratio(1)	1.9	1.3	1.8	1.6

(1)Calculated by dividing project awards by revenue recognized during the period.

The following table provides a summary of changes in our backlog for the six months ended December 31, 2022:

	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions	Total
	(In thousands)
Backlog as of June 30, 2022	$102,059	$292,287	$195,114	$589,460
Project awards	140,651	165,135	247,494	553,280
Revenue recognized	(95,405)	(167,417)	(139,449)	(402,271)
Backlog as of December 31, 2022	$147,305	$290,005	$303,159	$740,469
Book-to-bill ratio(1)	1.5	1.0	1.8	1.4

(1)Calculated by dividing project awards by revenue recognized during the period
Backlog increased $124.8 million or 20.3% in the second quarter of fiscal 2023 on project awards of $318.7 million and a book-to-bill ratio of 1.6.
In the Utility and Power Infrastructure segment, backlog increased by 47.6% as we booked $98.0 million of project awards during the second quarter of fiscal 2023. Project awards are primarily comprised of a project for the engineering, procurement, and construction of upgrades being made to an existing LNG peak shaving facility and power delivery work. Our opportunity pipeline for LNG peak shaving projects continues to be promising, however those awards, while significant, can be less frequent. Project opportunities and bidding activity are strong for both the power delivery portion of the business and LNG peak shaving.
In the Process and Industrial Facilities segment, backlog increased by 9.2% as we booked $105.2 million of project awards during the second quarter of fiscal 2023. Client spending related to refinery maintenance and turnaround operations has continued to be strong. We continue to see demand for thermal vacuum chambers in the coming quarters, as well as increasing opportunities in mining and minerals, chemicals, and renewables. In addition, we are continuing to pursue opportunities for midstream gas work, including some larger scale projects.
In the Storage and Terminal Solutions segment, backlog increased by 21.2% as we booked $115.5 million of project awards during the second quarter of fiscal 2023. We were awarded a large-scale specialty vessel project in the second quarter following a similar award in the first quarter. This segment includes significant opportunities for storage infrastructure projects related to natural gas, LNG, ammonia, hydrogen, NGLs and other forms of renewable energy. We believe LNG and hydrogen projects in particular will be key growth drivers for this segment. Bidding activity on LNG projects has been strong and we have been positioning ourselves for growth in hydrogen by entering into key relationships, such as the signing of a memorandum of understanding ("MOU") with Korea Gas Corporation in August 2022 to support South Korea’s development of a hydrogen economy as it transforms itself from natural gas and the signing of a MOU with Chart Industries, Inc. in January of 2021 to support the development of hydrogen solutions.
Project awards in all segments are cyclical and are typically the result of a sales process that can take several months or years to complete. It is common for awards to shift from one period to another as the timing of awards is dependent upon a number of factors including changes in market conditions, permitting, off take agreements, project financing and other factors. These same factors also impact the timing of project starts and the associated revenue recognized. Backlog volatility may increase for some segments from time to time when individual project awards are less frequent, but more significant. The level of awards presented above only represents an interim period and may not be indicative of full year awards.
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

LIQUIDITY AND CAPITAL RESOURCES

Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity at December 31, 2022 were unrestricted cash and cash equivalents on hand, capacity under our ABL Facility, and cash generated from operations. Unrestricted cash and cash equivalents at December 31, 2022 totaled $31.5 million and availability under the ABL Facility totaled $49.0 million, resulting in total liquidity of $80.5 million.
The following table provides a trend of cash, cash equivalents and restricted cash in the Condensed Consolidated Balance Sheets during fiscal 2023:

	December 31, 2022	September 30, 2022	June 30, 2022
Cash and cash equivalents	$31,464	$14,342	$52,371
Restricted cash	25,000	25,000	25,000
Total cash, cash equivalents and restricted cash	$56,464	$39,342	$77,371

The following table provides a summary of changes in our liquidity for the three months ended December 31, 2022 (in thousands):

Liquidity at September 30, 2022	$56,616
Cash provided by operating activities	17,644
Capital expenditures	(1,265)
Increase in availability under ABL Facility	6,731
Cash provided by financing activities	71
Other	672
Liquidity at December 31, 2022	$80,469
The following table provides a summary of changes in our liquidity for the six months ended December 31, 2022 (in thousands):

Liquidity at June 30, 2022	$94,831
Cash used by operating activities	(17,585)
Capital expenditures	(2,843)
Increase in availability under ABL Facility	6,545
Cash used by financing activities	(174)
Other	(305)
Liquidity at December 31, 2022	$80,469

As a result of rising revenue volumes, especially for cost-reimbursable and maintenance-type work, we invested heavily into working capital during the first quarter of fiscal 2023, which led to a significant decrease in liquidity in that quarter. However, advanced billings on newly awarded capital projects in the second quarter of fiscal 2023 and a larger credit facility borrowing base driven by higher accounts receivable balances have led to an improvement of liquidity since the first quarter. We expect our liquidity position to continue to improve for several reasons, including expected improved operating results in our fourth fiscal quarter, the receipt of approximately $13 million of tax refunds in the third fiscal quarter, and positive cash flow from newly-awarded capital projects.
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

•changes to our capital structure;

•acquisitions and disposals of businesses; and

•purchases of shares under our stock buyback program.

ABL Credit Facility
On September 9, 2021, the Company and our primary U.S. and Canada operating subsidiaries entered into an asset-based credit agreement, which was amended on October 5, 2022 (as amended, the "ABL Facility"), with Bank of Montreal, as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer, and the lenders named therein. The maximum amount of loans under the ABL Facility is limited to $90.0 million. The ABL Facility available borrowings may be increased by an amount not to exceed $15.0 million, subject to certain conditions, including obtaining additional commitments. The ABL Facility is intended to be used for working capital, capital expenditures, issuances of letters of credit and other lawful purposes. Our obligations under the ABL Facility are guaranteed by us and substantially all of our U.S. and Canadian subsidiaries and are secured by a first lien on all our assets and the assets of our co-borrowers and guarantors under the ABL Facility.
The maximum amount that we may borrow under the ABL Facility is subject to a borrowing base, which is based on restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. We are required to maintain a minimum of $25.0 million of restricted cash at all times, but such amounts are also included in the borrowing base. The ABL Facility matures, and any outstanding amounts become due and payable, on September 9, 2026. At December 31, 2022, our borrowing base was $83.2 million, we had $15.0 million of outstanding borrowings, and we had $19.2 million in letters of credit outstanding, which resulted in availability of $49.0 million under the ABL Facility.
Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, an annual rate of either a base rate (“Base Rate”), an Adjusted Term Secured Overnight Financing Rate ("Adjusted Term SOFR"), or at the Canadian Prime Rate, plus an applicable margin. The Adjusted Term SOFR is defined as (i) the SOFR plus (ii) 11.448 basis points for a one-month tenor and 26.161 basis points for a three-month tenor; provided that the Adjusted Term SOFR cannot be below zero. The Base Rate is defined as a fluctuating interest rate equal to the greater of: (i) rate of interest announced by Bank of Montreal from time to time as its prime rate; (ii) the U.S. federal funds rate plus 0.50%; (iii) Adjusted Term SOFR for one month period plus 1.00%; or (iv) 1.00%. Depending on the amount of average availability, the applicable margin is between 1.00% to 1.50% for Base Rate and Canadian Prime Rate borrowings, which includes either U.S. or Canadian prime rate, and between 2.00% and 2.50% for Adjusted Term SOFR borrowings. Interest is payable either (i) monthly for Base Rate or Canadian Prime Rate borrowings or (ii) the last day of the interest period for Adjusted Term SOFR borrowings, as set forth in the ABL Facility. The fee for undrawn amounts is 0.25% per annum and is due quarterly. The interest rate in effect for borrowings outstanding at December 31, 2022, including applicable margin, was 8.75%.
The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that restrict our ability to sell assets, engage in mergers and acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay cash dividends, issue equity instruments, make distribution or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $15.0 million and (ii) 15.00% of the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00 must be maintained. We were in compliance with all covenants of the ABL Facility as of December 31, 2022.
Cash Flow for the Six Months Ended December 31, 2022
Cash Flows Used by Operating Activities
Cash used by operating activities for the six months ended December 31, 2022 totaled $17.6 million. The various components are as follows:

Net Cash Used by Operating Activities
(In thousands)

Net loss	$(39,339)
Depreciation and amortization	7,177
Goodwill impairment	12,316
Stock-based compensation	3,747
Other non-cash expenses	124
Cash effect of changes in operating assets and liabilities	(1,610)
Net cash used by operating activities	$(17,585)

Cash effect of changes in operating assets and liabilities at December 31, 2022 in comparison to June 30, 2022 include the following:

•Accounts receivable, excluding credit losses recognized during the period, increased by $28.1 million during the six months ended December 31, 2022, which decreased cash flows from operating activities. The variance is primarily attributable to the timing of billing and collections.

•Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") increased $1.8 million, which decreased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") increased $34.7 million, which increased cash flows from operating activities. CIE and BIE balances can experience significant fluctuations based on business volumes and the timing of when job costs are incurred and the timing of customer billings and payments.

•Inventories, income taxes receivable, prepaid expenses, other current assets, operating right-of-use lease assets and other assets, non-current, increased $4.7 million during the six months ended December 31, 2022, which decreased cash flows from operating activities. These operating assets can fluctuate based on the timing of inventory builds and draw-downs, accrual and receipt of income taxes receivable; prepayments of certain expenses; lease commencement, passage of time, expiration, or termination of operating leases; business volumes; and other timing differences.

•Accounts payable, accrued wages and benefits, accrued insurance, operating lease liabilities, other accrued expenses, and other liabilities, non-current decreased by $1.1 million during the six months ended December 31, 2022, which decreased cash flows from operating activities. These operating liabilities can fluctuate based on the timing of vendor payments; accruals; lease commencement, lease payments, expiration, or termination of operating leases; business volumes; and other timing differences.

Cash Flows Used by Investing Activities
Investing activities used $2.8 million of cash in the six months ended December 31, 2022 primarily due to capital expenditures.

Cash Flows Used by Financing Activities
Financing activities used $0.2 million of cash in the six months ended December 31, 2022 primarily due to $0.3 million paid to repurchase our stock for payment of withholding taxes due on equity-based compensation.
Dividend Policy
We have never paid cash dividends on our common stock and the terms of our ABL Facility limit dividends to stock dividends only. Any future dividend payments will depend on the terms of our ABL Facility, our financial condition, capital requirements and earnings as well as other relevant factors.
Stock Repurchase Program
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. We made no repurchases under the program in the six months ended December 31, 2022 and have no current plans to repurchase stock. As of December 31, 2022, there were 1,349,037 shares available for repurchase under the Stock Buyback Program. The terms of our ABL Facility limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and do not violate our Fixed Charge Coverage Ratio financial covenant.
Treasury Shares

We had 860,894 treasury shares as of December 31, 2022 and intend to utilize these treasury shares in connection with equity awards under the our stock incentive plans and for sales to the Employee Stock Purchase Plan.

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
Revenue Recognition
General Information about our Contracts with Customers
Our revenue comes from contracts to provide engineering, procurement, fabrication and construction, repair and maintenance and other services. Our engineering, procurement and fabrication and construction services are usually provided in association with capital projects, which are commonly fixed-price contracts that are billed based on project milestones. Our repair and maintenance services typically are cost reimbursable or time and material-based contracts and are billed monthly or, for projects of short duration, at the conclusion of the project. The elapsed time from award to completion of performance may exceed one year for capital projects.
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
Step 3: Determine Contract Price
After determining the performance obligations in the contract, we determine the contract price. The contract price is the amount of consideration we expect to receive from the customer for completing the performance obligation(s). In a fixed-price contract, the contract price is a single lump-sum amount. In reimbursable and time and materials-based contracts, the contract price is determined by the agreed upon rates or reimbursements for time and materials expended in completing the performance obligation(s) in the contract.
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
We recognize revenue over time for reimbursable and time and material-based repair and maintenance contracts since the customer simultaneously receives and consumes the benefit of those services as we perform work under the contract. As a practical expedient allowed under the revenue accounting standards, we record revenue for these contracts in the amount to which we have a right to invoice for the services performed provided that we have a right to consideration from the customer in an amount that corresponds directly with the value of the performance completed to date.
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
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $18.2 million at December 31, 2022 and $8.9 million at June 30, 2022. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.

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
See Item 1. Financial Statements, Note 5 - Goodwill and Other Intangible Assets, Goodwill, for disclosure information about our goodwill balances the results of impairment tests.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2022.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended December 31, 2022.

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
The table below sets forth information with respect to purchases we made of our common stock during the second quarter of fiscal year 2023.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (C)
October 1 to October 31, 2022
Stock Buyback Program (A)	—	$—	—	1,349,037
Employee Transactions (B)	—	$—	—	—
November 1 to November 30, 2022
Stock Buyback Program (A)	—	$—	—	1,349,037
Employee Transactions (B)	—	$—	—	—
December 1 to December 31, 2022
Stock Buyback Program (A)	—	$—	—	1,349,037
Employee Transactions (B)	—	$—	—	—

(A)Represents shares purchased under our Stock Buyback Program.
(B)Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under our stock incentive plans.
(C)We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. The terms of our ABL Facility also limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and we do not violate our Fixed Charge Coverage Ratio financial covenant. We made no repurchases under the program in the second quarter of fiscal 2023 and have no current plans to repurchase stock.

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

Exhibit No.	Description

Exhibit 3.1	Amended and Restated Bylaws of Matrix Service Company (Exhibit 3.1 to the Company's Current Report on Form 8-K Filed December 7, 2022).

Exhibit 10.1
First Amendment and Waiver to Credit Agreement Dated October 5, 2022 by and Among Matrix Service Company and Certain Subsidiaries Thereof, Certain Financial Institutions as Lenders, and Bank of Montreal, as Administrative Agent (Exhibit 10.1 to the Company's Current Report on Form 8-K Filed October 7, 2022).

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

MATRIX SERVICE COMPANY

Date:	February 9, 2023	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer signing on behalf of the registrant and as the registrant’s principal financial officer