Form 10-Q
period 2023-03-31
MATRIX SERVICE CO
filed 2023-05-09
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2023 there were 27,047,318 shares of the Company's common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Revenue	$186,895	$177,003	$589,166	$507,061
Cost of revenue	182,476	178,766	573,041	509,125
Gross profit (loss)	4,419	(1,763)	16,125	(2,064)
Selling, general and administrative expenses	16,862	17,041	51,218	49,592
Goodwill impairment	—	18,312	12,316	18,312
Restructuring costs	316	(1,578)	2,881	(278)
Operating loss	(12,759)	(35,538)	(50,290)	(69,690)
Other income (expense):
Interest expense	(268)	(204)	(1,556)	(2,705)
Interest income	94	19	164	69
Other	(116)	677	(706)	534
Loss before income tax expense (benefit)	(13,049)	(35,046)	(52,388)	(71,792)
Provision (benefit) for federal, state and foreign income taxes	(363)	(147)	(363)	5,564
Net loss	$(12,686)	$(34,899)	$(52,025)	$(77,356)

Basic loss per common share	$(0.47)	$(1.30)	$(1.93)	$(2.90)
Diluted loss per common share	$(0.47)	$(1.30)	$(1.93)	$(2.90)
Weighted average common shares outstanding:
Basic	27,038	26,783	26,969	26,714
Diluted	27,038	26,783	26,969	26,714
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Net loss	$(12,686)	$(34,899)	$(52,025)	$(77,356)
Other comprehensive loss, net of tax:
Foreign currency translation loss (net of tax expense (benefit) of $0 for the three and nine months ended March 31, 2023 and ($16) and $30 for the three and nine months ended March 31, 2022, respectively)	(234)	(32)	(722)	(728)
Comprehensive loss	$(12,920)	$(34,931)	$(52,747)	$(78,084)
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	March 31, 2023	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$48,204	$52,371
Accounts receivable, less allowances (March 31, 2023—$1,100 and June 30, 2022—$1,320)	163,426	153,879
Costs and estimated earnings in excess of billings on uncompleted contracts	53,398	44,752
Inventories	8,027	9,974
Income taxes receivable	539	13,547
Prepaid expenses	6,369	4,024
Other current assets	4,801	8,865
Total current assets	284,764	287,412
Restricted cash	25,000	25,000
Property, plant and equipment - net	50,541	53,869
Operating lease right-of-use assets	22,889	22,067
Goodwill	29,712	42,135
Other intangible assets, net of accumulated amortization	3,499	4,796
Other assets, non-current	9,542	5,514
Total assets	$425,947	$440,793
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	March 31, 2023	June 30, 2022
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$65,518	$74,886
Billings on uncompleted contracts in excess of costs and estimated earnings	114,729	65,106
Accrued wages and benefits	13,257	21,526
Accrued insurance	5,823	6,125
Operating lease liabilities	4,605	5,715
Other accrued expenses	4,477	4,427
Total current liabilities	208,409	177,785
Deferred income taxes	26	26
Operating lease liabilities	21,727	19,904
Borrowings under asset-backed credit facility	15,000	15,000
Other liabilities, non-current	782	372
Total liabilities	245,944	213,087
Commitments and contingencies
Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of March 31, 2023 and June 30, 2022; 27,037,556 and 26,790,514 shares outstanding as of March 31, 2023 and June 30, 2022, respectively	279	279
Additional paid-in capital	139,257	139,854
Retained earnings	59,253	111,278
Accumulated other comprehensive loss	(8,897)	(8,175)
	189,892	243,236
Treasury stock, at cost — 850,661 shares as of March 31, 2023, and 1,097,703 shares as of June 30, 2022	(9,889)	(15,530)
Total stockholders' equity	180,003	227,706
Total liabilities and stockholders’ equity	$425,947	$440,793
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	March 31, 2023	March 31, 2022
Operating activities:
Net loss	$(52,025)	$(77,356)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	10,499	11,557
Goodwill impairment	12,316	18,312
Stock-based compensation expense	5,154	5,823
Deferred income tax	—	5,323
Gain on sale of property, plant and equipment	(21)	(674)
Provision for uncollectible accounts	(63)	52
Accelerated amortization of deferred debt amendment fees	—	1,518
Other	189	103
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(9,484)	10,288
Costs and estimated earnings in excess of billings on uncompleted contracts	(8,646)	(15,619)
Inventories	1,947	435
Other assets and liabilities	10,401	(2,769)
Accounts payable	(9,344)	7,188
Billings on uncompleted contracts in excess of costs and estimated earnings	49,623	20,036
Accrued expenses	(8,143)	(6,734)
Net cash provided (used) by operating activities	2,403	(22,517)
Investing activities:
Capital expenditures	(6,212)	(1,335)
Proceeds from asset sales	110	1,250
Net cash used by investing activities	$(6,102)	$(85)

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	March 31, 2023	March 31, 2022
Financing activities:
Advances under asset-backed credit facility	$10,000	$—
Repayments of advances under asset-backed credit facility	(10,000)	—
Payment of debt amendment fees	—	(1,054)
Issuances of common stock	—	199
Proceeds from issuance of common stock under employee stock purchase plan	200	212
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(310)	(853)
Other	—	(354)
Net cash used by financing activities	(110)	(1,850)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(358)	(334)
Net decrease in cash, cash equivalents and restricted cash	(4,167)	(24,786)
Cash, cash equivalents and restricted cash, beginning of period	77,371	83,878
Cash, cash equivalents and restricted cash, end of period	$73,204	$59,092
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes	$(13,286)	$(2,841)
Interest, including payment of debt amendment fees	$1,675	$2,509
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$30	$99

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances, December 31, 2022	$279	$137,989	$71,939	$(8,663)	$(10,092)	$191,452
Net loss	—	—	(12,686)	—	—	(12,686)
Other comprehensive loss	—	—	—	(234)	—	(234)
Treasury shares sold to Employee Stock Purchase Plan (10,233 shares)	—	(139)	—	—	203	64
Stock-based compensation expense	—	1,407	—	—	—	1,407
Balances, March 31, 2023	$279	$139,257	$59,253	$(8,897)	$(9,889)	$180,003

Balances, December 31, 2021	$279	$135,913	$132,721	$(7,445)	$(15,858)	$245,610
Net loss	—	—	(34,899)	—	—	(34,899)
Other comprehensive loss	—	—	—	(32)	—	(32)
Treasury shares sold to Employee Stock Purchase Plan (9,290 shares)	—	(115)	—	—	184	69
Stock-based compensation expense	—	2,088	—	—	—	2,088
Balances, March 31, 2022	$279	$137,886	$97,822	$(7,477)	$(15,674)	$212,836

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances, June 30, 2022	$279	$139,854	$111,278	$(8,175)	$(15,530)	$227,706
Net loss	—	—	(52,025)	—	—	(52,025)
Other comprehensive loss	—	—	—	(722)	—	(722)
Issuance of deferred shares (259,529 shares)	—	(5,149)	—	—	5,149	—
Treasury shares sold to Employee Stock Purchase Plan (40,377 shares)	—	(602)	—	—	802	200
Treasury shares purchased to satisfy tax withholding obligations (52,864 shares)	—	—	—	—	(310)	(310)
Stock-based compensation expense	—	5,154	—	—	—	5,154
Balances, March 31, 2023	$279	$139,257	$59,253	$(8,897)	$(9,889)	$180,003

Balances, June 30, 2021	$279	$137,575	$175,178	$(6,749)	$(20,744)	$285,539
Net loss	—	—	(77,356)	—	—	(77,356)
Other comprehensive loss	—	—	—	(728)	—	(728)
Exercise of stock options (19,550 shares)	—	(189)	—	—	388	199
Issuance of deferred shares (268,403 shares)	—	(5,102)	—	—	5,102	—
Treasury shares sold to Employee Stock Purchase Plan (22,577 shares)	—	(221)	—	—	433	212
Treasury shares purchased to satisfy tax withholding obligations (76,703 shares)	—	—	—	—	(853)	(853)
Stock-based compensation expense	—	5,823	—	—	—	5,823
Balances, March 31, 2022	$279	$137,886	$97,822	$(7,477)	$(15,674)	$212,836

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2022, included in our Annual Report on Form 10-K for the year then ended. The results of operations for the three and nine month periods ended March 31, 2023 may not necessarily be indicative of the results of operations for the full year ending June 30, 2023.
Significant Accounting Policies
Our significant accounting policies are detailed in “Note 1 - Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended June 30, 2022.
Note 2 – Revenue
Remaining Performance Obligations
We had $542.7 million of remaining performance obligations yet to be satisfied as of March 31, 2023. We expect to recognize $432.7 million of our remaining performance obligations as revenue within the next twelve months.
Contract Balances
Contract terms with customers include the timing of billing and payments, which usually differs from the timing of revenue recognition. As a result, we carry contract assets and liabilities in our balance sheet. These contract assets and liabilities are calculated on a contract-by-contract basis and are classified as current. We present our contract assets in the balance sheet as Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts ("CIE"). CIE consists of revenue recognized in excess of billings. We present our contract liabilities in the balance sheet as Billings on Uncompleted Contracts in Excess of Costs and Estimated Earnings ("BIE"). BIE consists of billings in excess of revenue recognized. The following table provides information about CIE and BIE:

	March 31, 2023	June 30, 2022	Change
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$53,398	$44,752	$8,646
Billings on uncompleted contracts in excess of costs and estimated earnings	(114,729)	(65,106)	(49,623)
Net contract liabilities	$(61,331)	$(20,354)	$(40,977)
The difference between the beginning and ending balances of our CIE and BIE primarily results from the timing of revenue recognized relative to the billings on the associated contract. The amount of revenue recognized during the nine months ended March 31, 2023 that was included in the June 30, 2022 BIE balance was $57.0 million. This revenue consists primarily of work performed during the period on contracts with customers that had advance billings.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Progress billings in accounts receivable at March 31, 2023 and June 30, 2022 included retentions to be collected within one year of $18.9 million and $16.1 million, respectively. Contract retentions collectible beyond one year are included in other assets, non-current in the Condensed Consolidated Balance Sheets and totaled $7.8 million as of March 31, 2023 and $4.0 million as of June 30, 2022.
Disaggregated Revenue
Revenue disaggregated by reportable segment is presented in Note 9 - Segment Information. The following tables presents revenue disaggregated by geographic area where the work was performed and by contract type:
Geographic Disaggregation:

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
	(In thousands)
United States	$178,261	$160,453	$524,731	$459,654
Canada	6,932	16,268	52,742	45,038
Other international	1,702	282	11,693	2,369
Total Revenue	$186,895	$177,003	$589,166	$507,061

Contract Type Disaggregation:

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
	(In thousands)
Fixed-price contracts	$96,755	$100,602	$311,511	$303,508
Time and materials and other cost reimbursable contracts	90,140	76,401	277,655	203,553
Total Revenue	$186,895	$177,003	$589,166	$507,061
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
Revisions in Estimates
During the third quarter of fiscal 2023, unfavorable changes in the estimated recovery of change orders and increased forecasted costs to complete certain midstream gas processing capital projects in the Process and Industrial Facilities segment resulted in the projects reducing gross profit by $3.3 million. Together with prior unfavorable changes in the estimated recovery of change orders and increased costs, the projects reduced gross profit by $12.7 million during the nine months ended March 31, 2023. These charges were primarily the result of the client not approving adequate compensation to us for the impact that excessive scope changes had on our ability to progress work on the project according to forecast and for the impact that global supply chain issues and inflation had on the projects. We have accrued the full expected loss for these projects, which we expect to be mechanically complete in July 2023.
During the three and nine months ended March 31, 2022, our results of operations were materially impacted by an increase in the forecasted costs to complete a midstream gas processing project in the Process and Industrial Facilities segment, which resulted in a decrease in gross profit of $4.8 million. The increase in forecasted costs was primarily due to performance of a now-terminated subcontractor, which required rework in order to meet our client's expectations.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

During fiscal 2022, our results of operations were materially impacted by changes in the forecasted costs to complete a large capital project in the Utility and Power Infrastructure segment. Improved project execution resulted in an increase in gross profit of $0.8 million during the three months ended March 31, 2022. However, increases in the forecasted costs to complete the project during the first half of fiscal 2022 resulted in the project reducing gross profit by $5.1 million during the nine months ended March 31, 2022. The increase in forecasted costs during the first half of the fiscal year was principally due to unexpected equipment repairs during commissioning that delayed the scheduled completion and increased the estimated costs to complete. The project was completed in fiscal 2022.
During fiscal 2022, our results of operations were materially impacted by an increase in the costs required to complete a thermal energy storage tank repair and maintenance project in the Storage and Terminal Solutions segment, which resulted in a decrease in gross profit of $5.5 million in the first half of fiscal 2022. The increase in costs was primarily due to changes in repair scope, expanded client weld testing and associated schedule delays. We completed these repairs in the first quarter of fiscal 2023.
Note 3 – Property, Plant and Equipment
The following table presents the components of our property, plant and equipment - net at March 31, 2023 and June 30, 2022:

	March 31, 2023	June 30, 2022
	(In thousands)
Property, plant and equipment - at cost:
Land and buildings	$36,458	$34,788
Construction equipment	90,308	93,036
Transportation equipment	47,863	48,999
Office equipment and software	38,456	43,823
Construction in progress	3,155	1,646
Total property, plant and equipment - at cost	216,240	222,292
Accumulated depreciation	(165,699)	(168,423)
Property, plant and equipment - net	$50,541	$53,869
Note 4 – Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying value of goodwill by segment are as follows:

	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions	Total
	(In thousands)
Net balance at June 30, 2022	$4,263	$18,427	$19,445	$42,135
Goodwill impairment	—	(12,316)	—	(12,316)
Translation adjustment(1)	(36)	—	(71)	(107)
Net balance at March 31, 2023	$4,227	$6,111	$19,374	$29,712

(1)The translation adjustments relate to the periodic translation of Canadian Dollar and South Korean Won denominated goodwill recorded as a part of prior acquisitions in Canada and South Korea, in which the local currency was determined to be the functional currency.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

We performed our annual goodwill impairment test as of May 31, 2022, which resulted in no impairment. The fiscal 2022 test indicated that four reporting units with a combined total of $33.8 million of goodwill as of June 30, 2022 were at higher risk of future impairment. Operating results during the second quarter of fiscal 2023 of one of our reporting units at higher risk of impairment indicated that it was more likely than not that its goodwill was impaired. This reporting unit is in the Process and Industrial Facilities segment and includes the midstream gas processing projects referenced in Note 2 - Revenue, Revisions in Estimates, which experienced a material adverse change in gross profit during the second quarter of fiscal 2023. Based on the indicated outcome of this project and our near-term outlook for the reporting unit, we performed an interim impairment test for the unit and concluded that its $12.3 million of goodwill was fully impaired. The impairment was recognized in operating loss during the second quarter of fiscal 2023.
Based on the totality of both positive and negative factors, no impairment indicators related to the other reporting units existed at March 31, 2023. However, if our view of project opportunities or gross margins deteriorates, particularly for the remaining higher risk reporting units, then we may need to perform an interim goodwill impairment test, which could result in an impairment.
During the three and nine months ended March 31, 2022, we concluded that goodwill impairment indicators existed based on the decline in the price of our stock and operating results that had underperformed during the year. As such, we performed an interim impairment test and concluded $18.3 million of goodwill was impaired.
Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At March 31, 2023
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,483	$(2,328)	$155
Customer-based(1)	6 to 15	13,144	(9,800)	3,344
Total amortizing intangible assets		$15,627	$(12,128)	$3,499

(1)Customer-based intangible assets have been adjusted in fiscal 2023 to remove $4.2 million of customer relationships that have been fully amortized.

		At June 30, 2022
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,558	$(2,276)	$282
Customer-based	6 to 15	17,331	(12,817)	4,514
Total amortizing intangible assets		$19,889	$(15,093)	$4,796
Amortization expense totaled $0.4 million and $1.3 million during the three and nine months ended March 31, 2023 and $0.4 million and $1.4 million during the three and nine months ended March 31, 2022, respectively.
We estimate that the remaining amortization expense related to March 31, 2023 amortizing intangible assets will be as follows (in thousands):

Period ending:
Remainder of Fiscal 2023	$432
Fiscal 2024	1,416
Fiscal 2025	1,096
Fiscal 2026	555
Total estimated remaining amortization expense at March 31, 2023	$3,499

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5 – Debt
On September 9, 2021, the Company and our primary U.S. and Canada operating subsidiaries entered into an asset-based credit agreement, which was amended on October 5, 2022 (as amended, the "ABL Facility"), with Bank of Montreal, as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer, and the lenders named therein. The maximum amount of loans under the ABL Facility is limited to $90.0 million. The ABL Facility's available borrowings may be increased by an amount not to exceed $15.0 million, subject to certain conditions, including obtaining additional commitments. The ABL Facility is intended to be used for working capital, capital expenditures, issuances of letters of credit and other lawful purposes. Our obligations under the ABL Facility are guaranteed by substantially all of our U.S. and Canadian subsidiaries and are secured by a first lien on all our assets and the assets of our co-borrowers and guarantors under the ABL Facility.
The maximum amount that we may borrow under the ABL Facility is subject to a borrowing base, which is based on restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. We are required to maintain a minimum of $25.0 million of restricted cash at all times, but such amounts are also included in the borrowing base. The ABL Facility matures, and any outstanding amounts become due and payable, on September 9, 2026. At March 31, 2023, our borrowing base was $78.5 million, we had $15.0 million of outstanding borrowings, and we had $19.3 million in letters of credit outstanding, which resulted in availability of $44.2 million under the ABL Facility.
Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, an annual rate of either a base rate (“Base Rate”), an Adjusted Term Secured Overnight Financing Rate ("Adjusted Term SOFR"), or at the Canadian Prime Rate, plus an applicable margin. The Adjusted Term SOFR is defined as (i) the SOFR plus (ii) 11.448 basis points for a one-month tenor and 26.161 basis points for a three-month tenor; provided that the Adjusted Term SOFR cannot be below zero. The Base Rate is defined as a fluctuating interest rate equal to the greater of: (i) rate of interest announced by Bank of Montreal from time to time as its prime rate; (ii) the U.S. federal funds rate plus 0.50%; (iii) Adjusted Term SOFR for one month period plus 1.00%; or (iv) 1.00%. Depending on the amount of average availability, the applicable margin is between 1.00% to 1.50% for Base Rate and Canadian Prime Rate borrowings, which includes either U.S. or Canadian prime rate, and between 2.00% and 2.50% for Adjusted Term SOFR borrowings. Interest is payable either (i) monthly for Base Rate or Canadian Prime Rate borrowings or (ii) the last day of the interest period for Adjusted Term SOFR borrowings, as set forth in the ABL Facility. The fee for undrawn amounts is 0.25% per annum and is due quarterly. The interest rate in effect for borrowings outstanding at March 31, 2023, including applicable margin, was approximately 7.17%.
The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that restrict our ability to sell assets, engage in mergers and acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay cash dividends, issue equity instruments, make distribution or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $15.0 million and (ii) 15.00% of the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00 must be maintained. We were in compliance with all covenants of the ABL Facility as of March 31, 2023.
Note 6 – Income Taxes
Effective Tax Rate
Our effective tax rates were 2.8% and 0.7% for the three and nine months ended March 31, 2023, compared to 0.4% and (7.8%) during the three and nine months ended March 31, 2022, respectively. The effective tax rates during fiscal 2023 were impacted by valuation allowances of $3.6 million and $13.3 million placed on deferred tax assets during the three and nine months ended March 31, 2023, respectively.
Valuation Allowance
We placed a valuation allowance on our deferred tax assets in the second quarter of fiscal 2022 due to the existence of a cumulative loss over a three-year period. We will continue to place valuation allowances on newly generated deferred tax assets and will realize the benefit associated with the deferred tax assets for which the valuation allowance has been provided to the extent we generate taxable income in the future, or cumulative losses are no longer present and our future projections for growth or tax planning strategies are demonstrated.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Net Operating Loss Carryback Refund
Through provisions in the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the "CARES Act"), we had an income tax benefit from the ability to carryback the fiscal 2021 federal net operating loss to a period with a higher statutory federal income tax rate. During the third quarter of fiscal 2023, we received a $13.3 million tax refund in connection with this carryback, which was included in income taxes receivable in the Condensed Consolidated Balance Sheet as of June 30, 2022.
Deferred Payroll Taxes
During the second quarter of fiscal 2023, we repaid the remaining $5.6 million of U.S. payroll taxes we deferred through provisions of the CARES Act. The balance of deferred payroll taxes was included within accrued wages and benefits in the Condensed Consolidated Balance Sheet as of June 30, 2022.
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
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $14.7 million at March 31, 2023 and $8.9 million at June 30, 2022. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings. The determination of our legal basis for a claim requires significant judgment. Generally, collection of amounts related to unpriced change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.
Other
During the third quarter of fiscal 2020, we commenced litigation in an effort to collect accounts receivable from an iron and steel customer following the deterioration of the relationship in the second quarter of fiscal 2020. The unpaid account receivable balance at March 31, 2023 was $17.0 million. Litigation is unpredictable; however, based on the terms of the contract with this customer, we believe we are entitled to collect the full amount owed under the contract.
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
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
	(In thousands, except per share data)
Basic EPS:
Net loss	$(12,686)	$(34,899)	$(52,025)	$(77,356)
Weighted average shares outstanding	27,038	26,783	26,969	26,714
Basic loss per share	$(0.47)	$(1.30)	$(1.93)	$(2.90)
Diluted EPS:
Net loss	$(12,686)	$(34,899)	$(52,025)	$(77,356)
Diluted weighted average shares outstanding	27,038	26,783	26,969	26,714
Diluted loss per share	$(0.47)	$(1.30)	$(1.93)	$(2.90)

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
	(In thousands)
Nonvested deferred shares	133	34	81	110

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

We evaluate performance and allocate resources based on operating income. We eliminate intersegment sales; therefore, no intercompany profit or loss is recognized. Corporate selling, general and administrative expenses are excluded from our three reportable segments in order to align controllable costs with the responsibility of segment management, and to be consistent with how our chief operating decision-maker assesses segment performance and allocates resources. In fiscal year 2022, we commenced a project to centralize and standardize certain support functions including accounting, human resources and project support. These centralized support functions are now included in corporate selling, general and administrative expense, but were previously included in our operating segment selling, general and administrative expense. Segment assets consist primarily of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment, right-of-use lease assets, goodwill and other intangible assets.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Results of Operations
(In thousands)

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Gross revenue
Utility and Power Infrastructure	$35,024	$59,341	$130,483	$171,298
Process and Industrial Facilities	99,706	69,786	267,232	167,033
Storage and Terminal Solutions	53,871	49,254	194,291	175,174
Total gross revenue	$188,601	$178,381	$592,006	$513,505
Less: Inter-segment revenue
Utility and Power Infrastructure	$—	$—	$54	$—
Process and Industrial Facilities	—	815	109	3,841
Storage and Terminal Solutions	1,706	563	2,677	2,603
Total inter-segment revenue	$1,706	$1,378	$2,840	$6,444
Consolidated revenue
Utility and Power Infrastructure	$35,024	$59,341	$130,429	$171,298
Process and Industrial Facilities	99,706	68,971	267,123	163,192
Storage and Terminal Solutions	52,165	48,691	191,614	172,571
Total consolidated revenue	$186,895	$177,003	$589,166	$507,061
Gross profit (loss)
Utility and Power Infrastructure	$2,790	$(492)	$6,929	$(7,089)
Process and Industrial Facilities	3,160	(441)	2,359	6,663
Storage and Terminal Solutions	(810)	(458)	8,403	(216)
Corporate	(721)	(372)	(1,566)	(1,422)
Total gross profit (loss)	$4,419	$(1,763)	$16,125	$(2,064)
Selling, general and administrative expenses
Utility and Power Infrastructure	$1,869	$2,910	$5,394	$9,109
Process and Industrial Facilities	3,556	3,198	11,308	8,752
Storage and Terminal Solutions	5,735	4,063	15,342	12,850
Corporate	5,702	6,870	19,174	18,881
Total selling, general and administrative expenses	$16,862	$17,041	$51,218	$49,592
Goodwill impairment and restructuring costs
Utility and Power Infrastructure	$—	$2,659	$37	$2,705
Process and Industrial Facilities	106	6,856	13,119	6,839
Storage and Terminal Solutions	79	7,219	984	7,293
Corporate	131	—	1,057	1,197
Total goodwill impairment and restructuring costs	$316	$16,734	$15,197	$18,034
Operating income (loss)
Utility and Power Infrastructure	$921	$(6,061)	$1,498	$(18,903)
Process and Industrial Facilities	(502)	(10,495)	(22,068)	(8,928)
Storage and Terminal Solutions	(6,624)	(11,740)	(7,923)	(20,359)
Corporate	(6,554)	(7,242)	(21,797)	(21,500)
Total operating loss	$(12,759)	$(35,538)	$(50,290)	$(69,690)

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Total assets by segment were as follows (in thousands):

	March 31, 2023	June 30, 2022
Utility and Power Infrastructure	$77,211	$94,059
Process and Industrial Facilities	124,979	104,078
Storage and Terminal Solutions	141,263	141,084
Corporate	82,494	101,572
Total segment assets	$425,947	$440,793

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
Restructuring costs under our business improvement plan are classified as follows:

	Three Months Ended		Nine Months Ended		Since Inception of Business Improvement Plan
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
	(In thousands)
Restructuring Costs by Type:
Severance and other personnel-related costs	$251	$—	$2,563	$136	$17,477
Facility costs	50	12	179	29	4,709
Other intangible asset impairments	—	—	—	—	1,525
Other costs	15	(1,590)	139	(443)	582
Total restructuring costs	$316	$(1,578)	$2,881	$(278)	$24,293

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
Operational Update
We received $308.7 million of project awards during the third quarter of fiscal 2023, which resulted in a book-to-bill ratio of 1.7 for the quarter. These awards are a continuation of the growth trend that began last fiscal year and the third quarter of fiscal 2023 marks the seventh consecutive quarter with a book-to-bill ratio at or above 1.0. We have now received $862.0 million of project awards so far during fiscal 2023 and expect that amount to be over $1.0 billion at the conclusion of the fiscal year.
Revenue of $186.9 million during the third quarter of fiscal 2023 was lower than revenue of $193.8 million during the second quarter of fiscal 2023 as certain projects awarded in prior periods continue to work off while the contribution to revenue of newly awarded projects is still limited as they progress through engineering and planning stages.
Gross margin was 2.4% in the third quarter of fiscal 2023 compared to a negative gross margin of (0.7%) in the second quarter of fiscal 2023. The primary driver of our low gross margin during the third quarter of fiscal 2023 was low revenue volumes, which led to under-recovery of construction overhead costs. In addition, our results were impacted by increased forecasted costs to complete and close out certain midstream gas processing work, which was partly offset by the net positive impact of strong performance of other projects.
Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Consolidated
Consolidated revenue was $186.9 million for the three months ended March 31, 2023, compared to $177.0 million in the same period last year. On a segment basis, revenue increased in the Process and Industrial Facilities and Storage and Terminal Solutions segments by $30.7 million and $3.5 million, respectively. The increases were partially offset by a decrease in revenue of $24.3 million in the Utility and Power Infrastructure segment.

Consolidated gross profit increased to $4.4 million in the three months ended March 31, 2023 compared to a gross loss of $1.8 million in the same period last year. Gross margin increased to 2.4% in the three months ended March 31, 2023 compared to a negative gross margin of (1.0%) in the same period last year. Gross margins in the third quarter of fiscal 2023 were negatively impacted by the under recovery of construction overhead costs, continued work on previously-booked projects with reduced gross margins awarded in a highly competitive time period, unfavorable changes in the estimated recovery of change orders and increased forecasted costs to complete certain midstream gas processing projects, and other increases in forecasted costs to complete a limited number of projects. Gross margins in the third quarter of fiscal 2022 were negatively impacted by low revenue volume, which led to the under recovery of construction overhead costs and an increase in forecasted costs on a midstream gas processing project in the Process and Industrial Facilities segment.
Consolidated Selling, General and Administrative ("SG&A") expenses were $16.9 million in the three months ended March 31, 2023 compared to $17.0 million in the same period last year.
During the third quarter of fiscal 2022, we recorded a goodwill impairment of $18.3 million. See Item 1. Financial Statements, Note 4 - Goodwill and Other Intangible Assets, Goodwill, for more information about the impairment.
We recorded restructuring costs of $0.3 million in the three months ended March 31, 2023 compared to a credit of $1.6 million to restructuring costs in the same period last year. The credit was due to a favorable settlement of a restructuring obligation related to our exit from the domestic iron and steel industry in fiscal 2020. See Item 1. Financial Statements, Note 10 - Restructuring Costs, for more information about our business improvement plan.
Interest expense was $0.3 million in the three months ended March 31, 2023 compared to $0.2 million in the three months ended March 31, 2022. Interest expense in the three months ended March 31, 2023 consisted primarily of interest on debt outstanding, unused capacity fees, amortization of deferred debt issuance costs, letter of credit fees and other interest.
Our effective tax rates for the three months ended March 31, 2023 and March 31, 2022 were 2.8% and 0.4%, respectively. The effective tax rates for both periods were impacted by valuation allowances of $3.6 million and $7.7 million, respectively, placed on deferred tax assets. We placed a valuation allowance on all of our deferred tax assets in the second quarter of fiscal 2022 due to the existence of a cumulative loss over a three-year period. We will continue to place valuation allowances on newly generated deferred tax assets and will realize the benefit associated with the deferred tax assets for which the valuation allowance has been provided to the extent we generate taxable income in the future, or cumulative losses are no longer present and our future projections for growth or tax planning strategies are demonstrated.
For the three months ended March 31, 2023, we had a net loss of $12.7 million, or $0.47 per fully diluted share, compared to a net loss of $34.9 million, or $1.30 per fully diluted share, in the three months ended March 31, 2022.
Utility and Power Infrastructure
Revenue for the Utility and Power Infrastructure segment was $35.0 million in the three months ended March 31, 2023 compared to $59.3 million in the same period last year. The decrease is due to lower volumes of LNG peak shaving work.
The segment gross margin was 8.0% in the third quarter of fiscal 2023 compared to a negative gross margin of (0.8%) in the same period last year. This margin was driven by good execution on of a mix of work that that was primarily comprised of lower margin cost reimbursable power delivery work.
The negative segment gross margin for the third quarter of fiscal 2022 was negatively impacted by low revenue volume, which led to the under recovery of construction overhead costs, an increase in forecasted cost on a capital project, and lower margins on capital work bid competitively.
Process and Industrial Facilities
Revenue for the Process and Industrial Facilities segment was $99.7 million in the three months ended March 31, 2023 compared to $69.0 million in the same period last year. The increase was primarily due to higher volumes of refinery maintenance and turnaround activity, work on a capital project at a small-scale boron facility, work on a capital project at a biodiesel facility, and midstream gas processing capital work.

The segment gross margin was 3.2% for the three months ended March 31, 2023 compared to a negative gross margin of (0.6%) in the same period last year. The segment gross margin in the third quarter of fiscal 2023 was negatively impacted by unfavorable changes in the estimated recovery of change orders and increased forecasted costs to complete certain midstream gas processing capital projects, which resulted in the projects reducing gross profit by $3.3 million for the quarter. These charges were primarily the result of the client not approving adequate compensation to us for the impact that excessive scope changes had on our ability to progress work on the projects according to forecast and for the impact that global supply chain issues and inflation had on the projects. We have accrued the full expected loss for the projects, which we expect to be mechanically complete in July 2023. Finally, segment gross margin was also negatively impacted by the under recovery of construction overhead costs. Outside of work on midstream gas processing projects, project execution was strong for the remainder of the segment.
The segment gross margin in the third quarter of fiscal 2022 was negatively impacted by an increase in forecasted costs to complete a midstream gas processing project, which resulted in a $4.8 million reduction to gross profit. The increase in forecasted costs was primarily due to performance of a now-terminated subcontractor, which required rework in order to meet our client's expectations. In addition, the mix of work, which was impacted by increased reimbursable maintenance activity, also contributed to lower margins. The segment gross margin was also negatively impacted by the under recovery of construction overhead costs.
Storage and Terminal Solutions
Revenue for the Storage and Terminal Solutions segment was $52.2 million in the three months ended March 31, 2023 compared to $48.7 million in the same period last year. Project awards, which have been strong with a year-to-date book-to-bill of 1.6, will begin to substantially impact revenue in the fourth quarter.
The segment had a negative gross margin of (1.6%) for the three months ended March 31, 2023 compared to a negative gross margin of (0.9)% in the same period last year. The primary driver of the negative fiscal 2023 segment gross margin was the under recovery of construction overhead costs due to low revenue volumes. Revenue volumes during the quarter were low as the strong storage project awards received in the first nine months of fiscal 2023 are not expected to positively impact revenue until the fourth quarter of fiscal 2023.
The segment gross margin for the three months ended March 31, 2022 was negatively impacted by low revenue volume, which led to the under recovery of construction overhead costs, and smaller competitively priced capital projects.
Corporate
Unallocated corporate expenses were $6.6 million during the three months ended March 31, 2023 compared to $7.2 million in the same period last year.
Nine Months Ended March 31, 2023 Compared to the Nine Months Ended March 31, 2022
Consolidated
Consolidated revenue was $589.2 million for the nine months ended March 31, 2023, compared to $507.1 million in the same period last year. On a segment basis, revenue increased in the Process and Industrial Facilities and Storage and Terminal Solutions segments by $103.9 million and $19.0 million, respectively. The increases were partially offset by a decrease in revenue of $40.9 million in the Utility and Power Infrastructure segment.
Consolidated gross profit increased to $16.1 million in the nine months ended March 31, 2023 compared to a gross loss of $2.1 million in the same period last year. Gross margin increased to 2.7% in the nine months ended March 31, 2023 compared to a negative gross margin of (0.4%) in the same period last year. Gross margins in the first nine months of fiscal 2023 were negatively impacted by unfavorable changes in the estimated recovery of change orders and increased forecasted costs to complete certain midstream gas processing projects, the under recovery of construction overhead costs, continued work on previously-booked projects with reduced gross margins awarded in a highly competitive time period, and other increases in forecasted costs to complete a limited number of projects. Gross margins in the nine months ended March 31, 2022 were negatively impacted by low revenue volume, which led to the under recovery of construction overhead costs. In addition, the competitive environment and project adjustments negatively impacted gross margins.
Consolidated SG&A expenses were $51.2 million in the nine months ended March 31, 2023 compared to $49.6 million in the same period last year. The increase was primarily attributable to higher project pursuit costs and other costs to support higher revenue volumes.

We recorded a goodwill impairment of $12.3 million in the second quarter of fiscal 2023. During the third quarter of fiscal 2022, we recorded a goodwill impairment of $18.3 million. See Item 1. Financial Statements, Note 4 - Goodwill and Other Intangible Assets, Goodwill, for more information about the impairments.
We recorded restructuring costs of $2.9 million in the nine months ended March 31, 2023 compared to ($0.3) million in the same period last year. See Item 1. Financial Statements, Note 10 - Restructuring Costs, for more information about our business improvement plan.
Interest expense was $1.6 million in the nine months ended March 31, 2023 compared to $2.7 million in the nine months ended March 31, 2022. Interest expense in fiscal 2023 consisted primarily of interest on debt outstanding, unused capacity fees, amortization of deferred debt issuance costs, letter of credit fees and other interest. Interest expense in fiscal 2022 included $1.5 million of accelerated amortization of deferred debt amendment fees associated with terminating our prior credit facility along with a similar level of other interest costs.
Our effective tax rates for the nine months ended March 31, 2023 and March 31, 2022 were 0.7% and (7.8%), respectively. The effective tax rates for both periods were impacted by valuation allowances of $13.3 million and $21.9 million, respectively, placed on deferred tax assets. We placed a valuation allowance on all of our deferred tax assets in the second quarter of fiscal 2022 due to the existence of a cumulative loss over a three-year period. We will continue to place valuation allowances on newly generated deferred tax assets and will realize the benefit associated with the deferred tax assets for which the valuation allowance has been provided to the extent we generate taxable income in the future, or cumulative losses are no longer present and our future projections for growth or tax planning strategies are demonstrated.
For the nine months ended March 31, 2023, we had a net loss of $52.0 million or $1.93 per fully diluted share, compared to a net loss of $77.4 million, or $2.90 per fully diluted share, in the nine months ended March 31, 2022.
Utility and Power Infrastructure
Revenue for the Utility and Power Infrastructure segment was $130.4 million in the nine months ended March 31, 2023 compared to $171.3 million in the same period last year. The decrease is primarily due to lower volumes of LNG peak shaving and partially offset by higher volumes of power delivery work.
The segment gross margin was 5.3% for the nine months ended March 31, 2023 compared to a negative gross margin of (4.1%) in the same period last year. The segment gross margin for the first nine months of fiscal 2023 was negatively impacted by continued work on projects with previously reduced gross margins, projects that were bid competitively, and the under recovery of construction overhead costs due to lower revenue volumes. These negative impacts were partially offset by strong execution of cost reimbursable power delivery work.
The segment gross margin for the nine months ended March 31, 2022 was negatively impacted by low revenue volume, which led to the under recovery of construction overhead costs. In addition, the fiscal 2022 segment gross margin was materially impacted by changes in the forecasted costs to complete a large capital project, which resulted in the project reducing gross profit by $5.1 million during the nine months ended March 31, 2022. Segment gross margin was also negatively impacted by an unfavorable settlement of a claim with a customer.
Process and Industrial Facilities
Revenue for the Process and Industrial Facilities segment was $267.1 million in the nine months ended March 31, 2023 compared to $163.2 million in the same period last year. The increase was primarily due to higher volumes of refinery maintenance and turnaround activity, midstream gas processing capital work, work on a capital project at a biodiesel facility, and work on a capital project at a small-scale boron facility.
The segment gross margin was 0.9% for the nine months ended March 31, 2023 compared to 4.1% in the same period last year. The segment gross margin in the first nine months of fiscal 2023 was negatively impacted by unfavorable changes in the estimated recovery of change orders and increased forecasted costs to complete certain midstream gas processing capital projects, which resulted in the projects reducing gross profit by $12.7 million for the period. These charges were primarily the result of the client not approving adequate compensation to us for the impact that excessive scope changes had on our ability to progress work on the projects according to forecast and for the impact that global supply chain issues and inflation had on the projects. We have accrued the full expected loss for the projects, which we expect to be mechanically complete in July 2023. Finally, segment gross margin was also negatively impacted by the under recovery construction overhead costs. Outside of work on midstream gas processing projects, project execution was strong for the remainder of the segment.

Despite generally strong project execution, the segment gross margin in the nine months ended March 31, 2022 was negatively impacted by under recovered construction overhead costs and a $4.8 million increase in forecasted costs to complete a midstream gas processing project. The increase in forecasted costs was primarily due to performance of a now-terminated subcontractor, which required rework in order to meet our client's expectations.
Storage and Terminal Solutions
Revenue for the Storage and Terminal Solutions segment was $191.6 million in the nine months ended March 31, 2023 compared to $172.6 million in the same period last year. The increase in segment revenue is primarily a result of higher volumes of specialty vessel and tank and terminal capital projects along with higher volumes of tank repair and maintenance work.
The segment gross margin was 4.4% for the nine months ended March 31, 2023 compared to a negative gross margin of (0.1%) in the same period last year. The fiscal 2023 segment gross margin was negatively impacted by the under recovery of construction overhead costs due to low revenue volumes. Project awards, which have been strong with a year-to-date book-to-bill of 1.6, will begin to substantially impact revenue in the fourth quarter.
The segment gross margin for the nine months ended March 31, 2022 was negatively impacted by low revenue volume, which led to under recovery of construction overhead costs and a lower than previously forecasted margin on a thermal energy storage tank repair and maintenance project due to changes in repair scope, expanded client weld testing and associated schedule delays, which reduced segment gross profit by $5.5 million. In addition, segment gross margin was negatively impacted by smaller competitively priced capital projects.
Corporate
Unallocated corporate expenses were $21.8 million during the nine months ended March 31, 2023 compared to $21.5 million in the same period last year.

Non-GAAP Financial Measures
Adjusted Net Loss

In order to more clearly depict our core profitability, the following tables present our operating results after certain adjustments:

Reconciliation of Net Loss to Adjusted Net Loss(1)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Net loss, as reported	$(12,686)	$(34,899)	$(52,025)	$(77,356)
Goodwill impairment	—	18,312	12,316	18,312
Restructuring costs	316	(1,578)	2,881	(278)
Accelerated amortization of deferred debt amendment fees(2)	—	—	—	1,518
Tax impact of goodwill impairment, restructuring costs and accelerated amortization of debt amendment fees(3)	(81)	(2,911)	(3,912)	(3,636)
Deferred tax asset valuation allowance(4)	3,583	7,671	13,347	21,869
Adjusted net loss	$(8,868)	$(13,405)	$(27,393)	$(39,571)

Loss per share, as reported	$(0.47)	$(1.30)	$(1.93)	$(2.90)
Adjusted loss per share	$(0.33)	$(0.50)	$(1.02)	$(1.48)

(1)This table presents non-GAAP financial measures of our adjusted net loss and adjusted loss per share for the three and nine months ended March 31, 2023 and 2022. The most directly comparable financial measures are net loss and loss per share, respectively, presented in the Condensed Consolidated Statements of Income. We have presented these non-GAAP financial measures because we believe they more clearly depict our core operating results during the periods presented and provide a more comparable measure of our operating results to other companies considered to be in similar businesses. Since adjusted net loss and adjusted loss per share are not measures of performance calculated in accordance with GAAP, they should be considered in addition to, rather than as a substitute for, the most directly comparable GAAP financial measures.
(2)Interest expense in fiscal 2022 included $1.5 million of accelerated amortization of deferred debt amendment fees.
(3)Based on an estimated blended tax rate of approximately 26%, adjusted for the impact of nondeductible goodwill that was impaired.
(4)See Item 1. Financial Statements, Note 6 - Income Taxes, for more information about the deferred tax asset valuation allowance.

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
A reconciliation of Adjusted EBITDA to net loss follows:

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
	(In thousands)
Net loss	$(12,686)	$(34,899)	$(52,025)	$(77,356)
Goodwill impairment	—	18,312	12,316	18,312
Restructuring costs	316	(1,578)	2,881	(278)
Stock-based compensation	1,407	2,088	5,154	5,823
Interest expense	268	204	1,556	2,705
Provision (benefit) for federal, state and foreign income taxes	(363)	(147)	(363)	5,564
Depreciation and amortization	3,322	3,716	10,499	11,557
Adjusted EBITDA	$(7,736)	$(12,304)	$(19,982)	$(33,673)

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
The following table provides a summary of changes in our backlog for the three months ended March 31, 2023:

	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions	Total
	(In thousands)
Backlog as of December 31, 2022	$147,305	$290,005	$303,159	$740,469
Project awards	25,598	217,491	65,657	308,746
Other adjustment(1)	—	(6,691)	(23,272)	(29,963)
Revenue recognized	(35,024)	(99,706)	(52,165)	(186,895)
Backlog as of March 31, 2023	$137,879	$401,099	$293,379	$832,357
Book-to-bill ratio(2)	0.7	2.2	1.3	1.7

(1)Backlog was reduced by $30.0 million to account for a reduction of work available to us in an existing facility upgrade and service program.
(2)Calculated by dividing project awards by revenue recognized during the period.

The following table provides a summary of changes in our backlog for the nine months ended March 31, 2023:

	Utility and Power Infrastructure	Process and Industrial Facilities	Storage and Terminal Solutions	Total
	(In thousands)
Backlog as of June 30, 2022	$102,059	$292,287	$195,114	$589,460
Project awards	166,249	382,626	313,151	862,026
Other adjustment(1)	—	(6,691)	(23,272)	(29,963)
Revenue recognized	(130,429)	(267,123)	(191,614)	(589,166)
Backlog as of March 31, 2023	$137,879	$401,099	$293,379	$832,357
Book-to-bill ratio(2)	1.3	1.4	1.6	1.5

(1)Backlog was reduced by $30.0 million to account for a reduction of work available to us in an existing facility upgrade and service program.
(2)Calculated by dividing project awards by revenue recognized during the period

Backlog increased $91.9 million or 12.4% in the third quarter of fiscal 2023 on project awards of $308.7 million and a book-to-bill ratio of 1.7.
In the Utility and Power Infrastructure segment, backlog decreased by 6.4% as we booked $25.6 million of project awards during the third quarter of fiscal 2023. Project awards are primarily comprised of power delivery work and smaller capital projects. Our opportunity pipeline for LNG peak shaving projects continues to be promising, however those awards, while significant, can be less frequent. Project opportunities and bidding activity are strong for both the power delivery portion of the business and LNG peak shaving.
In the Process and Industrial Facilities segment, backlog increased by 38.3% as we booked $217.5 million of project awards during the third quarter of fiscal 2023. Included in project awards is a significant capital project to upgrade a natural gas compressor station. Client spending related to refinery maintenance and turnaround operations has continued to be strong. We continue to see demand for thermal vacuum chambers in the coming quarters, as well as increasing opportunities in mining and minerals, chemicals, and renewables. In addition, we are continuing to pursue opportunities for midstream gas work, including some larger scale projects.
In the Storage and Terminal Solutions segment, backlog decreased by 3.2% as we booked $65.7 million of project awards during the third quarter of fiscal 2023. This segment includes significant opportunities for storage infrastructure projects related to natural gas, LNG, ammonia, hydrogen, NGLs and other forms of renewable energy. We believe LNG and hydrogen projects in particular will be key growth drivers for this segment. Bidding activity on LNG projects has been strong.
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

LIQUIDITY AND CAPITAL RESOURCES

Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity at March 31, 2023 were unrestricted cash and cash equivalents on hand, capacity under our ABL Facility, and cash generated from operations. Unrestricted cash and cash equivalents at March 31, 2023 totaled $48.2 million and availability under the ABL Facility totaled $44.2 million, resulting in total liquidity of $92.4 million.
The following table provides a trend of cash, cash equivalents and restricted cash in the Condensed Consolidated Balance Sheets during fiscal 2023 (in thousands):

	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Cash and cash equivalents	$48,204	$31,464	$14,342	$52,371
Restricted cash	25,000	25,000	25,000	25,000
Total cash, cash equivalents and restricted cash	$73,204	$56,464	$39,342	$77,371
The following table provides a summary of changes in our liquidity for the three months ended March 31, 2023 (in thousands):

Liquidity at December 31, 2022	$80,469
Cash provided by operating activities	19,988
Capital expenditures	(3,369)
Decrease in availability under ABL Facility	(4,774)
Cash provided by financing activities	64
Other	57
Liquidity at March 31, 2023	$92,435
The following table provides a summary of changes in our liquidity for the nine months ended March 31, 2023 (in thousands):

Liquidity at June 30, 2022	$94,831
Cash provided by operating activities	2,403
Capital expenditures	(6,212)
Increase in availability under ABL Facility	1,771
Cash used by financing activities	(110)
Other	(248)
Liquidity at March 31, 2023	$92,435

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

•changes to our capital structure;

•acquisitions and disposals of businesses or assets; and

•purchases of shares under our stock buyback program.
ABL Credit Facility
On September 9, 2021, the Company and our primary U.S. and Canada operating subsidiaries entered into an asset-based credit agreement, which was amended on October 5, 2022 (as amended, the "ABL Facility"), with Bank of Montreal, as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer, and the lenders named therein. The maximum amount of loans under the ABL Facility is limited to $90.0 million. The ABL Facility's available borrowings may be increased by an amount not to exceed $15.0 million, subject to certain conditions, including obtaining additional commitments. The ABL Facility is intended to be used for working capital, capital expenditures, issuances of letters of credit and other lawful purposes. Our obligations under the ABL Facility are guaranteed by substantially all of our U.S. and Canadian subsidiaries and are secured by a first lien on all our assets and the assets of our co-borrowers and guarantors under the ABL Facility.
The maximum amount that we may borrow under the ABL Facility is subject to a borrowing base, which is based on restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. We are required to maintain a minimum of $25.0 million of restricted cash at all times, but such amounts are also included in the borrowing base. The ABL Facility matures, and any outstanding amounts become due and payable, on September 9, 2026. At March 31, 2023, our borrowing base was $78.5 million, we had $15.0 million of outstanding borrowings, and we had $19.3 million in letters of credit outstanding, which resulted in availability of $44.2 million under the ABL Facility.
Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, an annual rate of either a base rate (“Base Rate”), an Adjusted Term Secured Overnight Financing Rate ("Adjusted Term SOFR"), or at the Canadian Prime Rate, plus an applicable margin. The Adjusted Term SOFR is defined as (i) the SOFR plus (ii) 11.448 basis points for a one-month tenor and 26.161 basis points for a three-month tenor; provided that the Adjusted Term SOFR cannot be below zero. The Base Rate is defined as a fluctuating interest rate equal to the greater of: (i) rate of interest announced by Bank of Montreal from time to time as its prime rate; (ii) the U.S. federal funds rate plus 0.50%; (iii) Adjusted Term SOFR for one month period plus 1.00%; or (iv) 1.00%. Depending on the amount of average availability, the applicable margin is between 1.00% to 1.50% for Base Rate and Canadian Prime Rate borrowings, which includes either U.S. or Canadian prime rate, and between 2.00% and 2.50% for Adjusted Term SOFR borrowings. Interest is payable either (i) monthly for Base Rate or Canadian Prime Rate borrowings or (ii) the last day of the interest period for Adjusted Term SOFR borrowings, as set forth in the ABL Facility. The fee for undrawn amounts is 0.25% per annum and is due quarterly. The interest rate in effect for borrowings outstanding at March 31, 2023, including applicable margin, was approximately 7.17%.

The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that restrict our ability to sell assets, engage in mergers and acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay cash dividends, issue equity instruments, make distribution or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $15.0 million and (ii) 15.00% of the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00 must be maintained. We were in compliance with all covenants of the ABL Facility as of March 31, 2023.
Cash Flow for the Nine Months Ended March 31, 2023
Cash Flows Provided by Operating Activities
Cash provided by operating activities for the nine months ended March 31, 2023 totaled $2.4 million. The various components are as follows:

Net Cash Provided by Operating Activities
(In thousands)

Net loss	$(52,025)
Depreciation and amortization	10,499
Goodwill impairment	12,316
Stock-based compensation	5,154
Other non-cash expenses	105
Cash effect of changes in operating assets and liabilities	26,354
Net cash provided by operating activities	$2,403
Cash effect of changes in operating assets and liabilities at March 31, 2023 in comparison to June 30, 2022 include the following:

•Accounts receivable, excluding credit losses recognized during the period, increased by $9.5 million during the nine months ended March 31, 2023, which decreased cash flows from operating activities. The variance is primarily attributable to the timing of billing and collections.

•Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") increased $8.6 million, which decreased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") increased $49.6 million, which increased cash flows from operating activities. CIE and BIE balances can experience significant fluctuations based on business volumes and the timing of when job costs are incurred and the timing of customer billings and payments. The significant increase in BIE is related to the receipt of upfront billings on several large capital projects recently awarded.

•Inventories, income taxes receivable, prepaid expenses, other current assets, operating right-of-use lease assets and other assets, non-current, decreased $11.8 million during the nine months ended March 31, 2023, which increased cash flows from operating activities. The primary driver of the decrease was the receipt of a $13.3 million income tax refund during the third quarter of fiscal 2023. These operating assets can fluctuate based on the timing of inventory builds and draw-downs, accrual and receipt of income taxes receivable; prepayments of certain expenses; lease commencement, passage of time, expiration, or termination of operating leases; business volumes; and other timing differences.

•Accounts payable, accrued wages and benefits, accrued insurance, operating lease liabilities, other accrued expenses, and other liabilities, non-current decreased by $16.8 million during the nine months ended March 31, 2023, which decreased cash flows from operating activities. These operating liabilities can fluctuate based on the timing of vendor payments; accruals; lease commencement, lease payments, expiration, or termination of operating leases; business volumes; and other timing differences.

Cash Flows Used by Investing Activities
Investing activities used $6.1 million of cash in the nine months ended March 31, 2023 primarily due to capital expenditures. Those capital expenditures were comprised of $2.3 million for construction and transportation equipment, $2.1 million for buildings and leasehold improvements, and $1.7 million for office equipment.

Cash Flows Used by Financing Activities
Financing activities used $0.1 million of cash in the nine months ended March 31, 2023 primarily due to $0.3 million paid to repurchase our stock for payment of withholding taxes due on equity-based compensation, partially offset by the receipt of $0.2 million in proceeds from issuance of common stock under our Employee Stock Purchase Plan.
Dividend Policy
We have never paid cash dividends on our common stock and the terms of our ABL Facility limit dividends to stock dividends only. Any future dividend payments will depend on the terms of our ABL Facility, our financial condition, capital requirements and earnings as well as other relevant factors.
Stock Repurchase Program
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. We made no repurchases under the program in the nine months ended March 31, 2023 and have no current plans to repurchase stock. As of March 31, 2023, there were 1,349,037 shares available for repurchase under the Stock Buyback Program. The terms of our ABL Facility limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and do not violate our Fixed Charge Coverage Ratio financial covenant.
Treasury Shares
We had 850,661 treasury shares as of March 31, 2023 and intend to utilize these treasury shares in connection with equity awards under the our stock incentive plans and for sales to the Employee Stock Purchase Plan.

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
Revenue Recognition
General Information about our Contracts with Customers
Our revenue comes from contracts to provide engineering, procurement, fabrication and construction, repair and maintenance and other services. Our engineering, procurement and fabrication and construction services are usually provided in association with capital projects, which are commonly fixed-price contracts that are billed based on project milestones. Our repair and maintenance services typically are cost reimbursable or time and materials-based contracts and are billed monthly or, for projects of short duration, at the conclusion of the project. The elapsed time from award to completion of performance may exceed one year for capital projects.
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
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $14.7 million at March 31, 2023 and $8.9 million at June 30, 2022. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings.

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
See Item 1. Financial Statements, Note 4 - Goodwill and Other Intangible Assets, Goodwill, for disclosure information about our goodwill balances the results of impairment tests.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2023.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended March 31, 2023.

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
We made no purchases of our common stock during the third quarter of fiscal year 2023.
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

MATRIX SERVICE COMPANY

Date:	May 9, 2023	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer