Form 10-K
period 2023-06-30
MATRIX SERVICE CO
filed 2023-09-12
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2023
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to
Commission File No. 001-15461
MATRIX SERVICE COMPANY
(Exact name of registrant as specified in its charter)

Delaware		73-1352174
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

15 E. 5th Street	Suite 1100	74103
Tulsa,	Oklahoma
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s telephone number, including area code: (918) 838-8822
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MTRX	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $162.3 million.
The number of shares of the registrant’s common stock outstanding as of September 8, 2023 was 27,209,838 shares.
Documents Incorporated by Reference
Certain sections of the registrant's definitive proxy statement relating to the registrant's 2023 annual meeting of stockholders, which definitive proxy statement will be filed within 120 days of the end of the registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.

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
•our ability to generate sufficient cash from operations, access our credit facility, obtain letters of credit, or raise cash in order to meet our short and long-term capital requirements;
•our ability to comply with the covenants in our credit agreement;
•the impact to our business from economic, market or business conditions in general and in the natural gas, power, oil, petrochemical, agricultural and mining industries in particular;
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
•economic, market or business conditions in general and in the natural gas, power, oil, petrochemical, agricultural and mining industries in particular;
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
We operate in all 50 states, in four Canadian provinces and in other international locations. Our principal executive offices are located at 15 E. 5th Street, Suite 1100, Tulsa, Oklahoma 74103. Our telephone number is (918) 838-8822. Unless the context otherwise requires, all references herein to “Matrix Service Company”, “Matrix”, the “Company” or to “we”, “our”, and “us” are to Matrix Service Company and its subsidiaries.
We believe we have an obligation to better the world in which we live and work – to do today’s work in a manner that advances and protects tomorrow’s world for future generations. Across the ideals of environmental stewardship, social responsibility, governance, diversity, equity and inclusiveness, we are committed to ensuring our business strategies, policies, and practices align with such ideals so we can have the greatest impact globally and in our own local communities. We are committed to fulfilling our purpose today by safely engineering, constructing, and maintaining essential infrastructure that provides a better, brighter future for tomorrow.
WEBSITE ACCESS TO REPORTS
Our public website is matrixservicecompany.com. We make available free of charge through the "Investor Relations" section of our website our annual reports to stockholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits, and amendments to those reports, as soon as reasonably practicable after we file or furnish to the SEC. Any materials we file with or furnish to the SEC are also maintained on the SEC website (sec.gov).
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
REPORTABLE SEGMENTS
We operate our business through three reportable segments:
•Storage and Terminal Solutions: primarily consists of engineering, procurement, fabrication, and construction services related to cryogenic and other specialty tanks and terminals for LNG, NGLs, hydrogen, ammonia, propane, butane, liquid nitrogen/liquid oxygen, and liquid petroleum. Also includes work related to traditional aboveground crude oil and refined product storage tanks and terminals. This segment also includes terminal balance of plant work, truck and rail loading/offloading facilities, and marine structures as well as storage tank and terminal maintenance and repair. Finally, we manufacture and sell precision engineered specialty tank products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.

•Utility and Power Infrastructure: primarily consists of engineering, procurement, fabrication, and construction services to support growing demand for LNG utility peak shaving facilities. We also perform traditional electrical work for public and private utilities, including construction of new substations, upgrades of existing substations, transmission and distribution line installations, and upgrades and maintenance including live wire work. Work may also include emergency and storm restoration services. We also provide construction services to a variety of power generation facilities, including natural gas fired facilities in simple or combined cycle configurations.
•Process and Industrial Facilities: primarily consists of plant maintenance, repair, and turnarounds in the downstream and midstream markets for energy clients including refining and processing of crude oil, fractionating, and marketing of natural gas and natural gas liquids. Also includes engineering, procurement, fabrication, and construction for refinery upgrades and retrofits for renewable fuels. We also construct thermal vacuum test chambers for aerospace and defense industries and other infrastructure for industries including petrochemical, sulfur, mining and minerals primarily in the extraction of non-ferrous metals, cement, agriculture, wastewater treatment facilities and other industrial customers.
OTHER BUSINESS MATTERS
Customers and Marketing
We provided services to approximately 400 customers in fiscal 2023. Most of our revenue comes from long-term customer relationships. One customer accounted for $84.8 million or 10.7% of our consolidated revenue in fiscal 2023, which was primarily included in the Process and Industrial Facilities segment. No other customers individually accounted for more than 10% of our consolidated revenue in fiscal 2023. See Part II, Item 8. Financial Statement and Supplementary Data, Note 13 - Segment Information, for more information about concentration of revenue by segment.
We market our services and products primarily through our marketing and business development personnel, senior professional staff and our operating management. We competitively bid most of our projects; however, we have a number of preferred provider relationships with customers who award us work through long-term agreements. Our projects have durations ranging from a few days to multiple years.
Competition
We compete with local, regional, national and international contractors and service providers. Competitors vary with the markets we serve. Few competitors compete in all of the markets we serve or provide all of the services we provide. Contracts are generally awarded based on price, quality, safety performance, schedule, experience and customer satisfaction.
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
Material Sources and Availability
Beginning in fiscal 2022, increased demand for certain materials and disruptions to global supply chains have led to higher prices for some of the materials we need to run our business, including, but not limited to, structural steel, steel piping, rebar, valves, copper, electrical components, fabricated products and equipment, and delivery freight. We have been proactive with managing our procurement processes to help reduce the impacts of rising materials prices on our business and to help ensure we continue to have the materials we need available. Rising prices and the potential for materials shortages have created additional risk in bidding and executing work profitably.
Insurance
We maintain insurance coverage for various aspects of our operations. However, exposure to potential losses is retained through the use of deductibles, self-insured retentions and coverage limits.
Typically our contracts require us to indemnify our customers for injury, damage or loss arising from the performance of our services and provide warranties for materials. We may also be required to name the customer as an additional insured up to the limits of insurance available, to purchase special insurance policies or surety bonds for specific customers or to provide letters of credit in lieu of bonds to satisfy performance and financial guarantees on some projects. We maintain a performance and payment bonding line sufficient to support the business. We generally require our subcontractors to indemnify us and our customers and name us as an additional insured for activities arising out of the subcontractors’ work. We also require certain subcontractors to provide additional security, including surety bonds in favor of us, to secure the subcontractors’ work. There can be no assurance that our insurance and the additional insurance coverage provided by our subcontractors will fully protect us against a valid claim or loss under the contracts with our customers.
Human Capital Management
Employees
Successful execution of our business strategy is dependent on attracting, developing, and retaining key employees who represent our core values and the communities we serve. Our people are our greatest resource, which makes our certification in fiscal 2023 as a Great Place To Work® — for the seventh consecutive year — both a point of pride and an invaluable tool for continuous improvement supporting our objective of remaining an employer of choice.
Given the nature of our work, the size of our employee population can vary significantly throughout the year because of the number, type, and size of projects we have in progress at any particular time. As of June 30, 2023, we had 2,545 employees worldwide. Of those employees, 621 were employed in office-based positions and 1,924 were employed in field or craft positions. The breakdown by country was: 2,353 located in the United States, 159 in Canada, and 33 across other international locations. At the end of fiscal 2023, worldwide, women in management represented 1.5% and 17.6% of our field and office teams, respectively. The percentage of minorities in management (U.S. only) for field and office represented 9.8% and 18.6%, respectively. Recognizing our commitment to Diversity, Equity and Inclusion (DEI) begins at the top. In fiscal 2023, 43% of our Independent Board Members were diverse, with 29% female and 14% ethnically diverse.
The percentage of our employees represented by trade unions as of June 30, 2023, was approximately 35%. Operating under collective bargaining agreements with various unions, our union employees are provided with benefits including health and welfare, pension, training programs and competitive compensation plans. We have not experienced any strikes or work stoppages in recent years and are proud that our relationships with our employees and labor unions are strong.
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
Health and Safety
Ensuring the safety of our employees and those around us is integral to who we are, and paramount to our success and sustainability. The journey to achieving and maintaining a zero-incident safety performance requires a strong culture of safety and hands-on leadership, combined with robust training along with comprehensive policies, processes, and systems to plan, perform, report, measure, and review, and to continuously improve our performance. We have incorporated safety as a key performance metric in our incentive compensation plan by measuring our annual Total Recordable Incident Rate (‘‘TRIR’’), which is calculated by multiplying the number of recordable incidents by 200,000 and dividing that number by the total hours worked each year. This metric is also used by others in our industry, which allows for a more objective comparison of our performance. Our TRIR was 0.73, 0.51, and 0.28 during fiscal years 2023, 2022, and 2021, respectively.

Diversity, Equity, and Inclusion (DEI)
Foundational to attracting, developing, and retaining a diverse, engaged workforce is our commitment to making sure our employees feel safe, know they are valued, know that their work matters, and are provided opportunities to achieve their maximum potential. We believe when we value each other’s differences and encourage everyone’s voice to be heard, we can break down the barriers that stifle ideas and opportunities.
In fiscal 2023, we continued to advance and strengthen our culture. We launched our first Employee Resource Groups (ERGs), creating employee-led pathways for inclusion. We also continued year-round learning opportunities on unconscious bias and other DEI-specific topics and enhanced our DEI education offering available to all employees through Matrix University, our internal training and development program. We strengthened our accountability by increasing the diversity of our independent Board Members based on gender and ethnicity; establishing our ERG Executive Sponsor Program; advancing development of an employee survey designed to measure effectiveness of our DEI efforts and setting the framework for data analysis to identify opportunities for improvement. We also continued our participation in CEO Action for Diversity & Inclusion and participated in a variety of community events including Advancing Oklahoma, a state-wide conversation on race, where our leadership served on the committee that developed comprehensive programming to engage participants in discussions about race and history, the criminal justice system, everyday conversations, education, business, image and attitudes, advocacy, and the future.
Total Rewards Package
As part of our compensation philosophy and to attract and retain superior talent, we offer and maintain market-competitive total rewards programs for our employees. In addition to base salaries, additional programs include incentive and project bonus opportunities, comprehensive healthcare coverage and insurance benefits, Company matched retirement plans, health savings and flexible spending accounts, an Employee Stock Purchase Plan, paid holidays and other paid time off, family leave, and flexible work schedules where possible. Other offerings include employee assistance programs with 365/24/7 access to resources and support, and Matrix HealthMatters, our robust wellness program that provides resources and education to help employees and their families get and stay healthy, focusing holistically on physical, mental and financial health.
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
Employee Engagement
We also empower our employees to donate time, talent, and resources through Company-led initiatives, matching for employee charitable contributions, and paid volunteer time off. Each year, our employees collectively log thousands of hours participating in individual community service projects in addition to hours they invest serving on boards and participating in Company-sponsored charitable events. We also provide direct corporate financial support to nonprofit organizations in the communities where we live and work.
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
Our revenue is derived primarily from contracts awarded on a project-by-project basis. Generally, it is difficult to predict whether and when we will be awarded a new contract due to lengthy and complex bidding and selection processes, changes in existing or forecasted market conditions, customers' access to financing, governmental regulations, permitting and environmental matters. Because our revenue is derived from contract awards, our results of operations and cash flows can fluctuate materially from period to period.
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
The availability of engineering and construction projects is dependent upon economic conditions and the outlook for renewable energy, hydrogen, natural gas, oil, petrochemical, industrial, and power industries, and specifically, the level of capital expenditures on energy infrastructure. Additionally, we expect our customers to benefit from bills such as the Infrastructure Investment and Jobs Act and the Inflation Reduction Act. While spending and stimulus bills are expected to provide funding in many of the markets in which we operate, we may not be able to obtain the expected benefits from these bills or similar bills in the future. Our failure to obtain projects, the delay of project awards, the cancellation of projects or delays in the execution of contracts has resulted and may continue to result in under-utilization of our resources, which could adversely impact our revenue, margins, operating results and cash flow. There are numerous factors beyond our control that influence the level of maintenance and capital expenditures of our customers, including:
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
The extent to which we utilize our workforce affects our profitability. If we under utilize our workforce, our gross margins and overall profitability suffer in the short-term. If we over utilize our workforce, we may negatively impact safety, employee satisfaction and project execution. The utilization of our workforce is impacted by numerous factors including:
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

We are susceptible to severe weather conditions, including those caused by climate change or otherwise, which may harm our business and financial results.
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
Following the onset of the pandemic and with the ongoing conflict between Ukraine and Russia in Europe, there has been a high degree of volatility in commodity and energy markets that affect our client's businesses. In addition, inflation in the United States has reached multi-decade highs. In some cases we have had to bid more competitively than before to win work, which has compressed margins somewhat given the higher inflation. It is uncertain how this market environment will impact our business, both positively or negatively.
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
Under the terms of our contracts, at times we commit resources to customer projects prior to receiving payments from customers in amounts sufficient to cover expenditures on these projects as they are incurred. Many of our fixed-price or cost-

plus contracts require us to satisfy specified progress milestones or performance standards in order to receive a payment. Under these types of arrangements, we may incur significant costs for labor, equipment and supplies prior to receipt of payment. If the customer fails or refuses to pay us for any reason, there is no assurance we will be able to collect amounts due to us for costs previously incurred. In some cases, we may find it necessary to terminate subcontracts with suppliers engaged by us to assist in performing a contract, and we may incur costs or penalties for canceling our commitments to them. Delays in customer payments require an investment in working capital. If we are unable to collect amounts owed to us under our contracts, we may be required to record a charge against previously recognized earnings related to the project, and our liquidity, financial condition and results of operations could be adversely affected.
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
Management believes it has sufficient cash on hand and will generate sufficient cash from operations to fund the business. However, should we require additional liquidity, there is risk that we will be unable access the amount of additional liquidity needed from our Credit Agreement if the level of assets included in the borrowing base is insufficient. The borrowing base includes restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. Accounts receivable eligible to be included in the borrowing base are generally limited to receivables associated with cost reimbursable work. While receivables associated with fixed price work do not increase the borrowing base, such work often has upfront billings, which help support the liquidity needs of the business. As of June 30, 2023, our borrowing base was $67.0 million. Our borrowing base has ranged from $67.0 million to $83.2 million during fiscal 2023.
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
We may be unable to compete for projects if we are not able to obtain surety bonds or letters of credit.
A portion of our business depends on our ability to provide surety bonds or letters of credit. Current or future market conditions, including losses incurred in the construction industry or as a result of large corporate bankruptcies, as well as changes in our sureties’ assessment of our operating and financial risk, could cause our surety providers and lenders to decline to issue or renew, or substantially reduce the amount of, bid or performance bonds for our work and could increase our costs associated with collateral. These actions could be taken on short notice. If our surety providers or lenders were to limit or eliminate our access to bonding or letters of credit, our alternatives would include seeking capacity from other sureties and lenders or finding more business that does not require bonds or that allows for other forms of collateral for project performance, such as cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all, which could affect our ability to bid for or work on certain future projects requiring financial assurances.

Under standard terms in the surety market, sureties issue or continue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing bonds. If we were to experience an interruption or reduction in the availability of bonding capacity as a result of these or other reasons, we may be unable to compete for or work on certain projects that require bonding.
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
Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. We perform annual goodwill impairment reviews in the fourth quarter of every fiscal year. In addition, we perform an impairment review whenever events or changes in circumstances indicate the fair value of a goodwill reporting unit may be less than its carrying value or the carrying value of an intangible or fixed asset may not recoverable. As of June 30, 2023, we had $3.1 million of amortizing intangible assets and $29.1 million of non-amortizing goodwill representing 0.8% and 7.3% of our total assets, respectively.

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
Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in reduced demand for certain services and products we provide.
There has been an increased focus in the last several years on climate change in response to findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment. As a result, there have been a variety of regulatory developments, proposals or requirements and legislative initiatives as well as pressure from institutional investors to restrict the emission of greenhouse gases. The growing imperative on customers for whom we provide services to limit greenhouse gas emissions could affect demand for certain services and products we provide. Further, scientists have concluded that increasing greenhouse gas concentrations in the atmosphere may produce physical effects, such as increased severity and frequency of storms, droughts, floods and other climate events. Such climate events have the potential to adversely affect certain operations or those of certain customers, which in turn could have a negative effect on us. We believe this risk is partly mitigated by new project opportunities resulting from our customers' investment in cleaner energy sources.
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
A small portion of our operations are conducted outside the United States, and accordingly, our business is subject to risks associated with doing business internationally, including changes in foreign currency exchange rates, instability in political or economic conditions, difficulty in repatriating cash proceeds, differing employee relations, differing regulatory environments, trade protection measures, and difficulty in administering and enforcing corporate policies which may be different than the normal business practices of local cultures.
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

Item 3. Legal Proceedings
We are a party to a number of legal proceedings. See Part II., Item 8. Financial Statements and Supplementary Data, Note 7 - Commitments and Contingencies, for a description of our material ongoing litigation.
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
Our common stock trades on the NASDAQ Global Select Market under the trading symbol "MTRX". Substantially all of our stockholders maintain their shares in "street name" accounts and are not individually stockholders of record. As of August 31, 2023, there were 19 holders of record of our common stock.
Dividend Policy
We have never paid cash dividends on our common stock and the terms of our Credit Agreement prohibit us from paying cash dividends (see Item 8. Financial Statements and Supplementary Data, Note 5 - Debt for more information about our Credit Agreement). Any future dividend payments will depend on the terms of our Credit Agreement, our financial condition, capital requirements and earnings as well as other relevant factors.
Issuer Purchases of Equity Securities
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. We made no repurchases under the program during fiscal 2023 and have no current plans to repurchase stock. As of June 30, 2023, there were 1,349,037 shares available for repurchase under the Stock Buyback Program. The terms of our ABL Facility limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and do not violate our Fixed Charge Coverage Ratio financial covenant.
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
The following graph compares, for the period from June 30, 2018 to June 30, 2023, the cumulative stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Index and the Dow Jones U.S. Heavy Construction Index.
The graph below assumes an investment of $100 (with reinvestment of all dividends) in our common stock, the NASDAQ Composite Index, and the Dow Jones U.S. Heavy Construction Index on June 30, 2018 and tracks their relative performance through June 30, 2023. The stock price performance reflected in the following graph is not necessarily indicative of future stock performance.

	June 30,
	2018	2019	2020	2021	2022	2023
Matrix Service Company	$100.00	$110.41	$52.97	$57.22	$27.57	$32.10
NASDAQ Composite	$100.00	$107.78	$136.82	$198.71	$152.16	$191.93
Dow Jones US Heavy Construction	$100.00	$105.65	$91.74	$166.99	$177.36	$262.47

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
RESULTS OF OPERATIONS
Reportable Segments
We operate our business through three reportable segments:
•Storage and Terminal Solutions: primarily consists of engineering, procurement, fabrication, and construction services related to cryogenic and other specialty tanks and terminals for LNG, NGLs, hydrogen, ammonia, propane, butane, liquid nitrogen/liquid oxygen, and liquid petroleum. Also includes work related to traditional aboveground crude oil and refined product storage tanks and terminals. This segment also includes terminal balance of plant work, truck and rail loading/offloading facilities, and marine structures as well as storage tank and terminal maintenance and repair. Finally, we manufacture and sell precision engineered specialty tank products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.
•Utility and Power Infrastructure: primarily consists of engineering, procurement, fabrication, and construction services to support growing demand for LNG utility peak shaving facilities. We also perform traditional electrical work for public and private utilities, including construction of new substations, upgrades of existing substations, transmission and distribution line installations, and upgrades and maintenance including live wire work. Work may also include emergency and storm restoration services. We also provide construction services to a variety of power generation facilities, including natural gas fired facilities in simple or combined cycle configurations.
•Process and Industrial Facilities: primarily consists of plant maintenance, repair, and turnarounds in the downstream and midstream markets for energy clients including refining and processing of crude oil, fractionating, and marketing of natural gas and natural gas liquids. Also includes engineering, procurement, fabrication, and construction for refinery upgrades and retrofits for renewable fuels. We also construct thermal vacuum test chambers for aerospace and defense industries and other infrastructure for industries including petrochemical, sulfur, mining and minerals primarily in the extraction of non-ferrous metals, cement, agriculture, wastewater treatment facilities and other industrial customers.

Overview
The majority of the work for all segments is performed in the United States, with 9.4% of revenue generated internationally during fiscal 2023, 9.5% in fiscal 2022 and 10.2% in fiscal 2021. The percentage of revenue generated internationally decreased in fiscal 2023 and fiscal 2022 compared to fiscal 2021 primarily due to higher domestic revenue growth.
Significant period to period changes in revenue, gross profits and operating results between fiscal 2023 and fiscal 2022 are discussed below on a consolidated basis for each segment. A discussion of results of operations changes between fiscal 2022 and fiscal 2021 is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended June 30, 2022, which was filed with the SEC on October 11, 2022.

Matrix Service Company
Results of Operations
(In thousands)

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
Fiscal Year 2023
Consolidated revenue	$255,693	$169,504	$369,823	$—	$795,020
Gross profit (loss)	10,470	10,699	10,756	(1,105)	30,820
Gross profit (loss) %	4.1%	6.3%	2.9%	—%	3.9%
Selling, general and administrative expenses	20,054	7,045	14,909	26,241	68,249
Goodwill impairment and restructuring costs	969	37	13,288	1,164	15,458
Operating profit (loss)	(10,553)	3,617	(17,441)	(28,510)	(52,887)
Operating profit (loss) %	(4.1)%	2.1%	(4.7)%	—%	(6.7)%
Fiscal Year 2022
Consolidated revenue	$232,839	$220,093	$254,848	$—	$707,780
Gross profit (loss)	262	(8,586)	9,270	(2,152)	(1,206)
Gross profit (loss) %	0.1%	(3.9)%	3.6%	—%	(0.2)%
Selling, general and administrative expenses	17,284	11,771	12,506	26,129	67,690
Restructuring costs	7,330	2,746	6,867	2,015	18,958
Operating loss	(24,352)	(23,103)	(10,103)	(30,296)	(87,854)
Operating loss %	(10.5)%	(10.5)%	(4.0)%	—%	(12.4)%
Variances Fiscal Year 2023 to Fiscal Year 2022 Increase/(Decrease)
Consolidated revenue	$22,854	$(50,589)	$114,975	$—	$87,240
Gross profit (loss)	10,208	19,285	1,486	1,047	32,026
Selling, general and administrative expenses	2,770	(4,726)	2,403	112	559
Goodwill impairment and restructuring costs	(6,361)	(2,709)	6,421	(851)	(3,500)
Operating profit (loss)	13,799	26,720	(7,338)	1,786	34,967

Operational Update
During fiscal 2023, strong bidding activity resulted in project awards of $1.3 billion and we ended the fiscal year with $1.1 billion of backlog, the highest level since the end of fiscal 2019. Based on this building momentum, the process of returning revenue volume to pre-pandemic levels is well underway. Accordingly, we are expecting revenue growth to be stronger in fiscal 2024 than it was in fiscal 2023. However, some of the new awards are for significant capital projects that will not commence until the latter half of fiscal 2024 and will be recognized as revenue over a multi-year period.
Many of the projects booked during fiscal 2023 are large capital projects with gross margins at our pre-pandemic historical gross margin range. In addition, growing revenue volume combined with cost reductions implemented in recent years should allow us to better leverage our cost structure, which will further enhance gross margins in fiscal 2024 and beyond.
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
The following table provides a summary of changes in our backlog in fiscal 2023:

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Total
	(In thousands)
Backlog as of June 30, 2022	$195,114	$102,059	$292,287	$589,460
Project awards	354,510	526,963	444,148	1,325,621
Other adjustment(1)	(23,272)	—	(6,691)	(29,963)
Revenue recognized	(255,693)	(169,504)	(369,823)	(795,020)
Backlog as of June 30, 2023	$270,659	$459,518	$359,921	$1,090,098
Book-to-bill ratio(2)	1.4	3.1	1.2	1.7

(1)Backlog was reduced by $30.0 million to account for a reduction of work available to us in an existing facility upgrade and service program.
(2)Calculated by dividing project awards by revenue recognized.
In the Storage and Terminal Solutions segment, backlog increased by 38.7% as we booked $354.5 million of project awards during fiscal 2023. This segment includes significant opportunities for storage infrastructure projects related to natural gas, LNG, ammonia, hydrogen, NGLs and other forms of renewable energy. We believe LNG and hydrogen projects in particular will be key growth drivers for this segment. We were awarded a large-scale specialty vessel project in the second quarter following a similar award in the first quarter. Bidding activity on LNG projects has been strong and we expect that to continue.
In the Utility and Power Infrastructure segment, backlog increased by 350.2% as we booked $527.0 million of project awards in fiscal 2023. Project awards are primarily comprised of a project for the engineering, procurement, and construction of LNG peak shaving facilities and power delivery work. We received a significant LNG peak shaving project award during the fourth quarter of fiscal 2023. Our opportunity pipeline for LNG peak shaving projects continues to be promising, however those awards, while significant, can be less frequent. Project opportunities and bidding activity are strong for both the power delivery portion of the business and LNG peak shaving.
In the Process and Industrial Facilities segment, backlog increased by 23.1% as we booked $444.1 million of project awards in fiscal 2023. Included in project awards are a significant capital project awarded in the third quarter to upgrade a natural gas compressor station and contract growth on a capital project at a biodiesel facility. Client spending related to refinery maintenance and turnaround operations has continued to be strong, which also contributed significantly to project awards during the year. We continue to see demand for thermal vacuum chambers in the coming quarters, as well as increasing opportunities in mining and minerals, chemicals, and renewables. In addition, we are continuing to pursue opportunities for midstream gas work, including some larger scale projects.
Project awards in all segments are cyclical and are typically the result of a sales process that can take several months or years to complete. It is common for awards to shift from one period to another as the timing of awards is dependent upon a number of factors including changes in market conditions, permitting, off take agreements, project financing and other factors. Backlog volatility may increase for some segments from time to time when individual project awards are less frequent, but more significant. Awards for significant capital projects may be recognized as revenue over a multi-year period as the projects may take a few years to complete. We expect to recognize approximately 54% of our total backlog reported as of June 30, 2023 as revenue within fiscal 2024.

Fiscal 2023 Versus Fiscal 2022
Consolidated
Consolidated revenue was $795.0 million for fiscal 2023 compared to $707.8 million in fiscal 2022. On a segment basis, revenue increased in the Process and Industrial Facilities and Storage and Terminal Solutions segments by $115.0 million and $22.8 million, respectively. These increases were partially offset by a decrease in revenue of $50.6 million in the Utility and Power Infrastructure segment.
Consolidated gross profit was $30.8 million in fiscal 2023 compared to a gross loss of $1.2 million in fiscal 2022. Gross margin was 3.9% in fiscal 2023 compared to a negative gross margin of (0.2%) in fiscal 2022. Gross margins in fiscal 2023 were negatively impacted by the under recovery of construction overhead costs, unfavorable changes in the estimated recovery of change orders and increased forecasted costs to complete certain midstream gas processing projects, continued work on previously-booked projects with reduced gross margins awarded in a highly competitive time period. Gross margins in fiscal 2022 were negatively impacted by low revenue volume, which led to the under recovery of construction overhead costs. In addition, the competitive bidding environment and increased forecasts in costs to complete projects negatively impacted gross margins.
Consolidated Selling, General and Administrative ("SG&A") expenses were $68.2 million in fiscal 2023 compared to $67.7 million in fiscal 2022.
In the second quarter of fiscal 2023, we recorded $12.3 million of goodwill impairment. In the third quarter of fiscal 2022, we recorded $18.3 million of goodwill impairment. See Part II. Item 8, Financial Statements, Note 4 - Goodwill and Other Intangible Assets - Goodwill, for more information about the impairment.
As a result of actions taken to reduce our cost structure, we recorded $3.1 million of restructuring costs in fiscal 2023 and $0.6 million of restructuring costs in fiscal 2022. See Part II. Item 8, Financial Statements and Supplementary Data, Note 14 - Restructuring Costs, for more information.
Interest expense was $2.0 million in fiscal 2023 and $3.0 million in fiscal 2022. Interest expense consists primarily of interest on debt outstanding, unused capacity fees, amortization of deferred debt issuance costs, letter of credit fees and other interest. Interest expense in fiscal 2022 included $1.5 million of accelerated amortization of deferred debt amendment fees in the first quarter.
Other income included a $2.9 million gain on the sale of our industrial cleaning business in the fourth quarter of fiscal 2023. See Part II. Item 8, Financial Statements, Note 3 - Property, Plant and Equipment - Industrial Cleaning Disposal, for more information. In fiscal 2022, other income included a $32.4 million gain on the sale-leaseback of our regional office and fabrication and warehouse facility located in Orange, California. See Part II. Item 8, Financial Statements, Note 3 - Property, Plant and Equipment - Sale-leaseback Transaction, for more information.
Our effective tax rate for fiscal 2023 was 0.8% compared to (9.6)% in fiscal 2022. The effective tax rates for both periods were impacted by valuation allowances of $12.6 million and $17.9 million, respectively, placed on deferred tax assets. We placed a valuation allowance on all of our deferred tax assets in the second quarter of fiscal 2022 due to the existence of a cumulative loss over a three-year period. We will continue to place valuation allowances on newly generated deferred tax assets and will realize the benefit associated with the deferred tax assets for which the valuation allowance has been provided to the extent we generate taxable income in the future, or cumulative losses are no longer present and our future projections for growth or tax planning strategies are demonstrated.
In fiscal 2023 and 2022, net loss was $52.4 million and $63.9 million, respectively; or $1.94 and $2.39 per fully diluted share, respectively.
Storage and Terminal Solutions
Revenue for the Storage and Terminal Solutions segment was $255.7 million in fiscal 2023 compared to $232.8 million in fiscal 2022, an increase of $22.9 million. The increase in segment revenue is primarily a result of higher volumes of specialty vessel capital projects and tank repair and maintenance work.
The segment gross margin was 4.1% in fiscal 2023 compared to 0.1% in fiscal 2022. The fiscal 2023 segment gross margin improved on good project execution, but was negatively impacted by the under recovery of construction overhead costs due to low revenue volumes. The fiscal 2022 segment gross margin was negatively impacted by low revenue volume, which led to under recovery of construction overhead costs and a lower than previously forecasted margin on a thermal energy storage tank repair and maintenance project, which had reduced segment gross profit by $6.3 million. In addition, segment gross margin was negatively impacted by smaller competitively priced capital projects in fiscal 2022.
Utility and Power Infrastructure
Revenue for the Utility and Power Infrastructure segment was $169.5 million in fiscal 2023 compared to $220.1 million in fiscal 2022. The decrease is primarily due to lower volumes of natural gas utility peak shaving work, partially offset by higher volumes of power delivery work. The reduction of peak shaving work is due to the timing of commencement of new projects and the completion of previous awarded projects. We expect peak shaving work to have a significant impact to segment revenue in the second half of fiscal 2024.
The segment gross margin was 6.3% in fiscal 2023 compared to a negative gross margin of (3.9%) in fiscal 2022. The segment gross margin for fiscal year 2023 was negatively impacted by continued work on projects with previously reduced gross margins and projects that were bid competitively. These negative impacts were partially offset by strong execution of cost reimbursable power delivery work. The fiscal 2022 negative segment gross margin was materially impacted by changes in the forecasted costs to complete two large capital projects and an unfavorable settlement of a claim with a customer. The segment gross margin in fiscal 2022 was also negatively impacted by the under recovery of construction overhead costs.
Process and Industrial Facilities
Revenue for the Process and Industrial Facilities segment was $369.8 million in fiscal 2023 compared to $254.8 million in fiscal 2022. The increase of $115.0 million was primarily due to work on a capital project at a biodiesel facility, higher volumes of refinery maintenance and turnaround activity, midstream gas processing capital work, and work on a capital project at a mining facility.
The segment gross margin was 2.9% in fiscal 2023 compared to 3.6% in fiscal 2022. Outside of work on midstream gas processing work, project execution was strong for the remainder of the segment. The segment gross margin in fiscal 2023 was negatively impacted by unfavorable changes in the estimated recovery of change orders and increased forecasted costs to complete certain midstream gas processing capital work, which resulted in a $12.6 million reduction in gross profit for the fiscal year. These charges were primarily the result of the client not approving adequate compensation to us for the impact that excessive scope changes had on our ability to progress the work according to forecast and for the impact of global supply chain issues and inflation. We have accrued the full expected loss for the work, which are now mechanically complete. Finally, segment gross margin was also negatively impacted by the under recovery construction overhead costs.
Despite generally strong project execution and higher volumes, the segment gross margin in fiscal 2022 was negatively impacted by an increase in forecasted costs to complete a midstream gas processing project. The project had reduced gross profit by $8.7 million during fiscal 2022. The increase in forecasted costs was primarily due to performance of a now terminated subcontractor, which required rework, as well as supply chain and escalation issues, in order to meet our client's expectations. Segment gross margin was also negatively impacted by under recovered construction overhead costs in fiscal 2022.
Corporate
Unallocated corporate expenses were $28.5 million during fiscal 2023 compared to $30.3 million in the same period last year.

Non-GAAP Financial Measures
In order to more clearly depict our core profitability, the following tables present our operating results after certain adjustments:

Reconciliation of Net Loss to Adjusted Net Loss(1)
(In thousands, except per share data)

	Fiscal Years Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Net loss, as reported	$(52,361)	$(63,900)	$(31,224)
Restructuring costs incurred	3,142	646	6,756
Goodwill and intangible asset impairments	12,316	18,312	—
Gain on sale of assets(2)	(2,905)	(32,392)	—
Accelerated amortization of deferred debt amendment fees(3)	—	1,518	—
Tax impact of adjustments and other net tax items(4)	(3,231)	4,464	(1,739)
Deferred tax valuation allowance(5)	12,595	17,943	—
Adjusted net loss	$(30,444)	$(53,409)	$(26,207)

Loss per fully diluted share, as reported	$(1.94)	$(2.39)	$(1.18)
Adjusted earnings (loss) per fully diluted share	$(1.13)	$(2.00)	$(0.99)

(1)This table presents non-GAAP financial measures of our adjusted net loss and adjusted loss per fully diluted share for fiscal 2023, 2022 and 2021. The most directly comparable financial measures are net loss and loss per fully diluted share, respectively, presented in the Consolidated Statements of Income. We have presented these non-GAAP financial measures because we believe they more clearly depict our core operating results during the periods presented and provide a more comparable measure of our operating results to other companies considered to be in similar businesses. Since adjusted net loss and adjusted loss per fully diluted share are not measures of performance calculated in accordance with GAAP, they should be considered in addition to, rather than as a substitute for, the most directly comparable GAAP financial measures.
(2)In fiscal 2023, we booked a $2.9 million gain on the sale of our industrial cleaning business in the fourth quarter of fiscal 2023. See Part II. Item 8, Financial Statements, Note 3 - Property, Plant and Equipment - Industrial Cleaning Disposal, for more information. In fiscal 2022, we booked a $32.4 million gain on the sale-leaseback of our regional office and fabrication and warehouse facility located in Orange, California (see Part II. Item 8-Financial Statements and Supplementary Data, Note 3 - Property, Plant and Equipment - Sale-leaseback Transaction, for more information.)
(3)Interest expense in fiscal 2022 included $1.5 million of accelerated amortization of deferred debt amendment fees in connection with terminating the Senior Secured Revolving Credit facility.
(4)Calculated by applying a blended state and federal tax rate of approximately 26% to the adjustments, after giving consideration to the portion of impaired goodwill that was not tax deductible.
(5)See Part II, Item 8-Financial Statements and Supplementary Data, Note 6 - Income Taxes, for more information about the deferred tax asset valuation allowance.

Reconciliation of Net Loss to Adjusted EBITDA

We have presented Adjusted EBITDA, which we define as net loss before goodwill impairments, gain on sale of facilities, restructuring costs, stock-based compensation, interest expense, income taxes, and depreciation and amortization, because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Consolidated Statements of Income entitled “Net loss” is the most directly comparable GAAP measure to Adjusted EBITDA. Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. Adjusted EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not a measure of our ability to fund our cash needs. As Adjusted EBITDA excludes certain financial information compared with net loss, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, Adjusted EBITDA, has certain material limitations as follows:

•It does not include impairments to goodwill. While impairments to intangible assets are non-cash expenses in the period recognized, cash or other consideration was still transferred in exchange for the intangible assets in the period of the acquisition. Any measure that excludes impairments to intangible assets has material limitations since these expenses represent the loss of an asset that was acquired in exchange for cash or other assets.

•It does not include gain on asset sales. While these sales occurred outside the normal course of business and are not expected to be recurring, any measure that excludes this gain has inherent limitations since the sale resulted in a material inflow of cash.

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

	Fiscal Years Ended
	June 30, 2023	June 30, 2022	June 30, 2021
	(in thousands)
Net loss	$(52,361)	$(63,900)	$(31,224)
Goodwill and other intangible asset impairment	12,316	18,312	—
Gain on sale of assets(1)	(2,905)	(32,392)	—
Restructuring costs	3,142	646	6,756
Stock-based compensation	6,791	7,877	8,156
Interest expense	2,024	2,951	1,559
Provision (benefit) for federal, state and foreign income taxes	(400)	5,617	(12,039)
Depreciation and amortization	13,694	15,254	17,858
Adjusted EBITDA	$(17,699)	$(45,635)	$(8,934)

(1)In fiscal 2023, we booked a $2.9 million gain on the sale of our industrial cleaning business in the fourth quarter of fiscal 2023. See Part II. Item 8, Financial Statements, Note 3 - Property, Plant and Equipment - Industrial Cleaning Disposal, for more information. In fiscal 2022, we booked a $32.4 million gain on the sale-leaseback of our regional office and fabrication and warehouse facility located in Orange, California (see Part II. Item 8-Financial Statements and Supplementary Data, Note 3 - Property, Plant and Equipment - Sale-leaseback Transaction, for more information.)

LIQUIDITY AND CAPITAL RESOURCES
Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity at June 30, 2023 were unrestricted cash and cash equivalents on hand, capacity under our ABL Facility (see "ABL Credit Facility" in this Liquidity and Capital Resources section and Item 8. Financial Statements and Supplementary Data, Note 5 - Debt, for more information), and cash generated from operations. Unrestricted cash and cash equivalents at June 30, 2023 totaled $54.8 million and availability under the ABL Facility totaled $37.7 million, resulting in total liquidity of $92.5 million.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows (in thousands):

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$54,812	$52,371
Restricted cash	25,000	25,000
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$79,812	$77,371

The following table provides a summary of changes in our liquidity for the year ended June 30, 2023 (in thousands):

Liquidity at June 30, 2022	$94,831
Cash provided by operating activities	10,247
Capital expenditures	(9,009)
Proceeds from asset sales(1)	6,466
Net repayments under ABL Facility	(5,000)
Decrease in availability under ABL Facility	(4,718)
Cash used by other financing activities	(58)
Effect of exchange rate changes on cash	(205)
Liquidity at June 30, 2023	$92,554

(1)Includes $6.3 million of net proceeds from the sale of our industrial cleaning business during the fourth quarter of fiscal 2023. See Part II. Item 8, Financial Statements, Note 3 - Property, Plant and Equipment - Industrial Cleaning Disposal, for more information. The remaining asset sales comprised of equipment sold in the normal course of business.

Factors that routinely impact our short-term liquidity and may impact our long-term liquidity include, but are not limited to:

•changes in costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs due to contract terms that determine the timing of billings to customers and the collection of those billings:

◦some cost plus and fixed price customer contracts are billed based on milestones which may require us to incur significant expenditures temporarily prior to collections from our customers;

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

•contract disputes;

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
The maximum amount that we may borrow under the ABL Facility is subject to a borrowing base, which is based on restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. We are required to maintain a minimum of $25.0 million of restricted cash at all times, but such amounts are also included in the borrowing base. The ABL Facility matures, and any outstanding amounts become due and payable, on September 9, 2026. At June 30, 2023, our borrowing base was $67.0 million, we had $10.0 million of outstanding borrowings, and we had $19.3 million in letters of credit outstanding, which resulted in availability of $37.7 million under the ABL Facility. Our borrowing base has ranged from $67.0 million to $83.2 million during fiscal 2023.

Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, an annual rate of either a base rate (“Base Rate”), an Adjusted Term Secured Overnight Financing Rate ("Adjusted Term SOFR"), or at the Canadian Prime Rate, plus an applicable margin. The Adjusted Term SOFR is defined as (i) the SOFR plus (ii) 11.448 basis points for a one-month tenor and 26.161 basis points for a three-month tenor; provided that the Adjusted Term SOFR cannot be below zero. The Base Rate is defined as a fluctuating interest rate equal to the greater of: (i) rate of interest announced by Bank of Montreal from time to time as its prime rate; (ii) the U.S. federal funds rate plus 0.50%; (iii) Adjusted Term SOFR for one month period plus 1.00%; or (iv) 1.00%. Depending on the amount of average availability, the applicable margin is between 1.00% to 1.50% for Base Rate and Canadian Prime Rate borrowings, which includes either U.S. or Canadian prime rate, and between 2.00% and 2.50% for Adjusted Term SOFR borrowings. Interest is payable either (i) monthly for Base Rate or Canadian Prime Rate borrowings or (ii) the last day of the interest period for Adjusted Term SOFR borrowings, as set forth in the ABL Facility. The fee for undrawn amounts is 0.25% per annum and is due quarterly. The interest rate in effect for borrowings outstanding at June 30, 2023, including applicable margin, was approximately 7.47%.
The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that restrict our ability to sell assets, engage in mergers and acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay cash dividends, issue equity instruments, make distribution or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $15.0 million and (ii) 15.00% of the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00 must be maintained. We were in compliance with all covenants of the ABL Facility as of June 30, 2023.
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities for the fiscal year ended June 30, 2023 totaled $10.2 million. Major components of cash flows provided by operating activities for the year ended June 30, 2023 are as follows:

Net Cash Provided by Operating Activities
(In thousands)
Fiscal Year Ended June 30, 2023
Net loss	$(52,361)
Gain on sale of property, plant and equipment (1)	(2,841)
Goodwill impairment	12,316
Depreciation and amortization	13,694
Stock-based compensation expense	6,791
Other non-cash expenses	147
Cash effect of changes in operating assets and liabilities	32,501
Net cash provided by operating activities	$10,247

(1)Gain on sale of property, plant and equipment includes a $2.9 million gain on the sale of our industrial cleaning business (see Part II. Item 8-Financial Statements and Supplementary Data, Note 3 - Property, Plant and Equipment - Industrial Cleaning Disposal, for more information.) The remaining loss on the sale of property, plant and equipment comprised of equipment sold in the normal course of business.

Cash effect of changes in operating assets and liabilities at June 30, 2023 in comparison to June 30, 2022 include the following:
•Accounts receivable, excluding credit losses recognized during the period, decreased $8.7 million during fiscal 2023, which increased cash flows from operating activities. The variance is primarily attributable to the timing of billing and collections.

•Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") increased $0.1 million, which decreased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") increased $20.3 million, which increased cash flows from operating activities. CIE and BIE balances can experience significant fluctuations based on business volume and the timing of when job costs are incurred and the timing of customer billings and payments.

•Inventories, income taxes receivable, prepaid expenses, other current assets, operating right-of-use lease assets and other non-current assets decreased $13.7 million during fiscal 2023, which increased cash flows from operating activities. Most of this decrease was due to the receipt of $13.3 million of income tax refunds during the fiscal year.

These operating assets can fluctuate based on the timing of inventory builds and draw-downs, accrual and receipt of income taxes receivable, prepayments of certain expenses, leasing activity, business volume, and other timing differences.

•Accounts payable, accrued wages and benefits, accrued insurance, operating lease liabilities and other accrued expenses, and other liabilities, non-current decreased by $9.4 million during fiscal 2023, which decreased cash flows from operating activities. These operating liabilities can fluctuate based on the timing of vendor payments, accruals, leasing activities, business volume, and other timing differences.

Cash Flows Used by Investing Activities
Investing activities used $2.5 million of cash in the fiscal year ended June 30, 2023 primarily due to capital expenditures of $9.0 million, partially offset by $6.5 million of proceeds from the sale of assets. The capital expenditures were comprised of $4.4 million for construction and transportation equipment, $2.3 million for office equipment, and $2.3 million for buildings and leasehold improvements. The sale of assets included $6.3 million of net proceeds from the sale of our industrial cleaning business (see Part II. Item 8 - Financial Statements and Supplementary Data, Note 3 - Property, Plant and Equipment - Industrial Cleaning Disposal, for more information).
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
Cash Flows Used by Financing Activities
Financing activities used $5.1 million of cash in the fiscal year ended June 30, 2023 primarily due to net repayments of $5.0 million on the ABL Facility.
Financing activities provided $12.7 million of cash in the fiscal year ended June 30, 2022 primarily due to the net borrowings of $15.0 million under our ABL Facility, partially offset by $1.3 million paid in fees to enter into the ABL Facility, and $0.9 million paid to repurchase our stock for payment of withholding taxes due on equity-based compensation.
Dividend Policy
We have never paid cash dividends on our common stock and the terms of our Credit Agreement prohibit us from paying cash dividends. Any future dividend payments will depend on the terms of our ABL Facility, our financial condition, capital requirements and earnings as well as other relevant factors.
Stock Repurchase Program
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. We made no repurchases under the program during fiscal 2023 and have no current plans to repurchase stock. As of June 30, 2023, there were 1,349,037 shares available for repurchase under the Stock Buyback Program. The terms of our ABL Facility limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and do not violate our Fixed Charge Coverage Ratio financial covenant.
Treasury Shares
We had 840,899 treasury shares as of June 30, 2023 and intend to utilize these treasury shares in connection with equity awards under the our stock incentive plans and for sales to the Employee Stock Purchase Plan.

Material Cash Requirements from Contractual and Other Obligations
As of June 30, 2023, our short-term and long-term material cash requirements for known contractual and other obligations were as follows:
•Operating Leases: In the normal course of business, we lease real estate and equipment under various arrangements which are classified as operating leases. Future payments for such leases, excluding leases with initial terms of one year or less, were $31.2 million at June 30, 2023, with $5.7 million payable within the next 12 months. Refer to Part II. Item 8, Financial Statements, Note 8 - Leases, for more information about our lease obligations and the timing of expected future payments.

•Outstanding Debt and Interest Payments: As of June 30, 2023, the amount outstanding under our ABL Facility was $10.0 million. Based on the outstanding balance and interest rates applicable as of June 30, 2023, if we carried the borrowings to the maturity of the facility, we would make total payments of interest and fees on the outstanding debt of $4.4 million, with $1.4 million payable within the next 12 months. The outstanding borrowings are due on September 9, 2026 when the ABL Facility matures. Future interest payments will be determined based on prevailing interest rates during that time. Refer to Part II. Item 8, Financial Statements, Note 5 - Debt, for more information about the terms of our ABL Facility.
Off-Balance Sheet Arrangements and Other Commitments
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. Surety bonds expire at various times ranging from final completion of a project to a period extending beyond contract completion in certain circumstances. Such amounts can also fluctuate from period to period based upon the mix and level of our bonded operating activity. As of June 30, 2023, there were $127.6 million of surety bonds in force, of which we expect $126.6 million to expire within the next 12 months. Of the bonds in force, $99.6 million related to performance bonds for ongoing projects and the remainder related to contractor licensing, liens, and other bonds. We are not aware of any losses in connection with surety bonds that have been posted on our behalf, and we do not expect to incur significant losses in the foreseeable future.
We issue letters of credit under our ABL Facility in the normal course of business to support workers' compensation insurance programs or certain construction contracts. As of June 30, 2023, we had $19.3 million of letters of credit outstanding, nearly all of which expire within the next 12 months. The letters of credit that support our workers’ compensation programs are expected to renew annually through the term of our credit facility. The letters of credit that support construction contracts carry expiration dates throughout fiscal 2026.

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
Change Orders
Contracts are often modified through change orders, which are changes to the agreed upon scope of work. Most of our change orders, which may be priced or unpriced, are for goods or services that are not distinct from the existing contract due to the significant integration of services provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a change order on the contract price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis. For unpriced change orders, we estimate the increase or decrease to the contract price using the variable consideration method described in the Step 3: Determine Contract Price paragraph above. Unpriced change orders are more fully discussed in Note 2 - Revenue of the Notes to Financial Statements.
Claims
Sometimes we seek claims for amounts in excess of the contract price for delays, errors in specifications and designs, contract terminations, change orders in dispute or other causes of additional costs incurred by us. Recognition of amounts as additional contract price related to claims is appropriate only if there is a legal basis for the claim. The determination of our legal basis for a claim requires significant judgment. We estimate the change to the contract price using the variable consideration method described in the Step 3: Determine Contract Price paragraph above. Claims are more fully discussed in Part II. Item 8-Financial Statements and Supplementary Data, Note 2 - Revenue.
Costs and estimated earnings in excess of billings on uncompleted contracts included revenue for unpriced change orders and claims of $9.7 million at June 30, 2023 and $8.9 million at June 30, 2022. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings. Generally we expect collection of amounts related to unpriced change orders and claims within twelve months. However, customers may not pay these amounts until final resolution of related claims, which may extend beyond one year.

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
We performed our annual goodwill impairment test as of May 31, 2023, which resulted in no impairment. The fiscal 2023 test indicated that three reporting units with a combined total of $20.9 million of goodwill as of June 30, 2023 were at higher risk of future impairment. If our view of project opportunities or gross margins deteriorates, particularly for the higher risk reporting units, then we may be required to record an impairment of goodwill. Subsequent to the completion of the May 31, 2023 annual impairment test, additional information regarding new project awards became available which would significantly improve the cash flows and fair values of certain reporting units including reporting units 1 and 4 (see table below) that were considered at a higher risk of impairment.
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

	Headroom Sensitivity Analysis
	Goodwill as of June 30, 2023 (in thousands)	Baseline Headroom	Headroom if Revenue Growth Rate Declines by 100 Basis Points	Headroom if Gross Margin Declines by 100 Basis Points	Headroom if Discount Rate Increases by 100 Basis Points
Reporting Unit 1	$11,158	11%	4%	-5%	3%
Reporting Unit 2	$8,240	3,583%	3,252%	2,151%	3,180%
Reporting Unit 3	$5,484	22%	19%	0%	16%
Reporting Unit 4	$4,238	28%	25%	15%	24%

In the second quarter of fiscal 2023, we concluded that a goodwill impairment existed in the Process and Industrial Facilities segment based on a material adverse change in gross profit on a project. Based on the indicated outcome of this project and our near-term outlook for the reporting unit, we performed an interim impairment test for the unit and concluded that its $12.3 million of goodwill was fully impaired. The impairment was recognized in operating income during the three and six months ended December 31, 2022.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our interest rate risk results primarily from our variable rate indebtedness under our ABL Facility, which is influenced by movements in short-term rates. Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, an annual rate of either a base rate (“Base Rate”), an Adjusted Term SOFR ("Adjusted Term SOFR"), or at the Canadian Prime Rate, plus an applicable margin. The Adjusted Term SOFR is defined as (i) the SOFR plus (ii) 11.448 basis points for a one-month tenor and 26.161 basis points for a three-month tenor; provided that the Adjusted Term SOFR cannot be below zero. The Base Rate is defined as a fluctuating interest rate equal to the greater of: (i) rate of interest announced by Bank of Montreal from time to time as its prime rate; (ii) the U.S. federal funds rate plus 0.50%; (iii) Adjusted Term SOFR for one month period plus 1.00%; or (iv) 1.00%. Depending on the amount of average availability, the applicable margin is between 1.00% to 1.50% for Base Rate and Canadian Prime Rate borrowings, which includes either U.S. or Canadian prime rate, and between 2.00% and 2.50% for Adjusted Term SOFR borrowings. Interest is payable either (i) monthly for Base Rate or Canadian Prime Rate borrowings or (ii) the last day of the interest period for Adjusted Term SOFR borrowings, as set forth in the ABL Facility. The fee for undrawn amounts is 0.25% per annum and is due quarterly. The interest rate in effect for borrowings outstanding at June 30, 2023, including applicable margin, was 7.47%.
Financial instruments with interest rate risk at June 30, 2023 were as follows:

Maturity by Fiscal Year
	2024	2025	2026	2027	2028	Fair Value as of June 30, 2023
(in thousands)
Long-term debt:
Variable rate debt	$—	$—	$—	$10,000	$—	$10,000
If the interest in effect for borrowings outstanding at June 30, 2023, including applicable margin, increases 1.00%, then our annual interest expense would only increase $0.1 million, which would not have a material impact to our business.
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
Management has not entered into derivative instruments to hedge foreign currency risk, but periodically evaluates the materiality of our foreign currency exposure. To mitigate our risk, on occasion we convert Canadian Dollar balances into U.S. Dollars to settle U.S. Dollar amounts owed by our Canadian operations. A 10% unfavorable change in the Canadian Dollar against the U.S. Dollar would not have had a material impact on our financial results for the fiscal year ended June 30, 2023.
Commodity Price Risk
We have no direct commodity exposure, but we do have exposure to materials derived from certain commodities including steel plate, steel pipe, and copper, which are key materials we use. Disruptions to global supply chains in recent years have led to higher prices for some of the materials we need to run our business. We mitigate these risks primarily by procuring materials upon contract execution to ensure that our purchase price approximates the costs included in the project estimate, and also by negotiating contract escalation clauses to cover unexpected costs due to fluctuations in materials costs. We have been proactive with managing our procurement processes to help reduce the impacts of rising materials prices on our business and to help ensure we continue to have the materials we need available. However, rising prices and the potential for materials shortages have created additional risk in bidding and executing work profitably.

Item 8. Financial Statements and Supplementary Data

Financial Statement Schedules
The financial statement schedule is filed as a part of this report under Schedule II – Valuation and Qualifying Accounts for the three fiscal years ended June 30, 2023, June 30, 2022 and June 30, 2021 immediately following Notes to Consolidated Financial Statements. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023. In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on this assessment, the Company’s management has concluded that the Company’s internal control over financial reporting as of June 30, 2023 was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023. Deloitte & Touche LLP’s report on the Company’s internal control over financial reporting is included herein.

/s/ John R. Hewitt	/s/ Kevin S. Cavanah
John R. Hewitt	Kevin S. Cavanah
President and Chief Executive Officer	Vice President and Chief Financial Officer

September 12, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
Matrix Service Company

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Matrix Service Company and subsidiaries (the “Company”) as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023 based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2023, of the Company and our report dated September 12, 2023, expressed an unqualified opinion on those financial statements.
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
September 12, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Matrix Service Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Matrix Service Company and subsidiaries (the "Company") as of June 30, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders' equity for each of the three years in the period ended June 30, 2023 and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2023 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company enters into contracts with customers to provide engineering, procurement, and fabrication and construction services, usually provided in association with capital projects, which commonly are fixed price contracts and are billed based on project milestones. Revenue on performance obligations associated with fixed-price contracts is recognized over time since these services create or enhance assets the customer controls as they are being created or enhanced. The Company measures progress of satisfying these performance obligations by using the percentage-of-completion method, which is based on costs incurred to date compared to the total estimated costs at completion. Due to the nature of work left to be performed on many of the Company’s contracts, the estimation of total cost at completion for fixed price contracts is complex, subject to many variables and requires significant judgment. For the fiscal year ended June 30, 2023, revenue totaled $795.0 million, of which $419.4 million related to fixed-price contracts.

Given the significant judgment necessary to estimate total costs at completion for fixed price contracts, auditing these estimates required extensive audit effort due to the volume and complexity of the fixed price contracts and a high degree of auditor judgment when evaluating the results of audit procedures, including the involvement of our capital projects specialists for certain fixed price contracts.
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
▪Developing independent estimates of total costs at completion and compared our estimates to management’s estimates. Our independent estimates were based on information such as management’s work plans, customer purchase orders, third-party invoices from suppliers, subcontractor agreements, and similar historical project experience.
◦For certain fixed price contract, we used our capital projects specialists to assist us in evaluating (1) management’s ability to estimate total costs at completion and (2) management’s estimates of total costs at completion.

Goodwill – Certain Reporting Units– Refer to Notes 1 and 4 to the financial statements
The Company’s evaluation of goodwill for impairment involves the comparison of management’s estimate of the fair value of each reporting unit to its carrying value. The estimated fair value of each reporting unit was derived primarily by utilizing a discounted cash flow analysis based on the Company’s operating and capital budgets and strategic plan. Significant judgments and assumptions including the revenue growth rate, forecasted gross margins, and discount rate are inherent in the fair value estimates. The use of alternate judgments and/or assumptions could result in a fair value that differs from management’s estimate and could result in the recognition of impairment charges in the financial statements.
The Company performed an interim goodwill impairment test as of December 31, 2022, which resulted in $12.3 million of total impairment to goodwill in the second quarter of fiscal year 2023, and an annual goodwill impairment test as of May 31, 2023, which resulted in no impairment of goodwill in the fourth quarter of fiscal year 2023. Three reporting units with a combined total of $20.9 million of goodwill as of June 30, 2023 were at higher risk of future impairment than others and their estimated fair values exceed their carrying values by 11% to 28%. The Company’s total goodwill was $29.1 million as of June 30, 2023.

We identified goodwill for three identified reporting units with a combined total of $20.9 million of goodwill as a critical audit matter because of the significant judgments made by management to estimate the fair values of these reporting units. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the revenue growth rate, forecasted gross margins, and discount rate.
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
September 12, 2023

We have served as the Company's auditor since 2006.

Matrix Service Company
Consolidated Statements of Income
(In thousands, except per share data)

	Fiscal Years Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Revenue	$795,020	$707,780	$673,398
Cost of revenue	764,200	708,986	640,633
Gross profit (loss)	30,820	(1,206)	32,765
Selling, general and administrative expenses	68,249	67,690	69,756
Goodwill impairment (Note 4)	12,316	18,312	—
Restructuring costs	3,142	646	6,756
Operating loss	(52,887)	(87,854)	(43,747)
Other income (expense):
Interest expense	(2,024)	(2,951)	(1,559)
Interest income	290	90	126
Other (Note 3)	1,860	32,432	1,917
Loss before income tax expense (benefit)	(52,761)	(58,283)	(43,263)
Provision (benefit) for federal, state and foreign income taxes	(400)	5,617	(12,039)
Net loss	$(52,361)	$(63,900)	$(31,224)
Basic loss per common share	$(1.94)	$(2.39)	$(1.18)
Diluted loss per common share	$(1.94)	$(2.39)	$(1.18)
Weighted average common shares outstanding:
Basic	26,988	26,733	26,451
Diluted	26,988	26,733	26,451

See accompanying notes

Matrix Service Company
Consolidated Statements of Comprehensive Income
(In thousands)

	Fiscal Years Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Net loss	$(52,361)	$(63,900)	$(31,224)
Other comprehensive loss, net of tax:
Foreign currency translation gain (loss) (net of tax expense of $0, $71 and $223 for the fiscal years ended June 30, 2023, 2022 and 2021, respectively)	(594)	(1,426)	1,624
Comprehensive loss	$(52,955)	$(65,326)	$(29,600)

See accompanying notes

Matrix Service Company
Consolidated Balance Sheets
(In thousands)

	June 30, 2023	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$54,812	$52,371
Accounts receivable, less allowances (2023 - $1,061; 2022 - $1,320)	145,764	153,879
Costs and estimated earnings in excess of billings on uncompleted contracts	44,888	44,752
Inventories	7,437	9,974
Income taxes receivable	496	13,547
Prepaid expenses	5,741	4,024
Other current assets	3,118	8,865
Total current assets	262,256	287,412
Restricted cash	25,000	25,000
Property, plant and equipment - net	47,545	53,869
Operating lease right-of-use assets	21,799	22,067
Goodwill	29,120	42,135
Other intangible assets, net of accumulated amortization	3,066	4,796
Other assets, non-current	11,718	5,514
Total assets	$400,504	$440,793

See accompanying notes

Matrix Service Company
Consolidated Balance Sheets (continued)
(In thousands, except share data)

	June 30, 2023	June 30, 2022
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$76,365	$74,886
Billings on uncompleted contracts in excess of costs and estimated earnings	85,436	65,106
Accrued wages and benefits	13,679	21,526
Accrued insurance	5,579	6,125
Operating lease liabilities	4,661	5,715
Other accrued expenses	1,815	4,427
Total current liabilities	187,535	177,785
Deferred income taxes	26	26
Operating lease liabilities	20,660	19,904
Borrowings under asset-backed credit facility	10,000	15,000
Other liabilities, non-current	799	372
Total liabilities	219,020	213,087
Commitments and contingencies
Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of June 30, 2023 and June 30, 2022; 27,047,318 and 26,790,514 shares outstanding as of June 30, 2023 and June 30, 2022, respectively	279	279
Additional paid-in capital	140,810	139,854
Retained earnings	58,917	111,278
Accumulated other comprehensive loss	(8,769)	(8,175)
	191,237	243,236
Treasury stock, at cost — 840,899 and 1,097,703 shares as of June 30, 2023 and June 30, 2022, respectively	(9,753)	(15,530)
Total stockholders' equity	181,484	227,706
Total liabilities and stockholders’ equity	$400,504	$440,793
See accompanying notes

Matrix Service Company
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Years Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Operating activities:
Net loss	$(52,361)	$(63,900)	$(31,224)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Depreciation and amortization	13,694	15,254	17,858
Goodwill impairment (Note 4)	12,316	18,312	—
Stock-based compensation expense	6,791	7,877	8,156
Operating lease, fixed asset, and other intangible asset impairments due to restructuring	—	—	454
Deferred income tax	—	5,358	889
Gain on sale of property, plant and equipment (Note 3)	(2,841)	(33,114)	(1,201)
Provision for uncollectable accounts	(101)	738	85
Accelerated amortization of deferred debt amendment fees (Note 5)	—	1,518	—
Other	248	169	460
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	8,663	(6,587)	11,109
Costs and estimated earnings in excess of billings on uncompleted contracts	(136)	(13,978)	28,774
Inventories	2,506	(2,632)	(882)
Other assets and liabilities	10,538	(530)	(21,916)
Accounts payable	1,210	13,654	(12,387)
Billings on uncompleted contracts in excess of costs and estimated earnings	20,330	11,274	(8,610)
Accrued expenses	(10,610)	(7,609)	5,464
Net cash provided (used) by operating activities	10,247	(54,196)	(2,971)
Investing activities:
Capital expenditures	(9,009)	(3,345)	(4,354)
Proceeds from asset sales (Note 3)	6,466	39,018	2,090
Net cash provided (used) by investing activities	$(2,543)	$35,673	$(2,264)
See accompanying notes

Matrix Service Company
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Fiscal Years Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Financing activities:
Advances under senior secured revolving credit facility	$—	$—	$1,125
Repayments of advances under senior secured revolving credit facility	—	—	(10,913)
Advances under asset-backed credit facility	10,000	20,000	—
Repayments of advances under asset-backed credit facility	(15,000)	(5,000)	—
Payment of debt amendment fees	—	(1,263)	(1,275)
Issuances of common stock	—	199	349
Proceeds from issuance of common stock under employee stock purchase plan	252	270	299
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(310)	(853)	(1,554)
Other	—	(654)	(355)
Net cash provided (used) by financing activities	(5,058)	12,699	(12,324)
Effect of exchange rate changes on cash	(205)	(683)	1,401
Net increase (decrease) in cash and cash equivalents	2,441	(6,507)	(16,158)
Cash, cash equivalents, and restricted cash, beginning of period (Note 1)	77,371	83,878	100,036
Cash, cash equivalents, and restricted cash, end of period (Note 1)	$79,812	$77,371	$83,878
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes	$(13,337)	$(2,864)	$451
Interest	$2,093	$2,773	$1,834
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$104	$54	$106
See accompanying notes

Matrix Service Company
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances, June 30, 2020	$279	$138,966	$206,402	$(8,373)	$(29,385)	$307,889
Net loss	—	—	(31,224)	—	—	(31,224)
Other comprehensive income	—	—	—	1,624	—	1,624
Treasury Shares sold to Employee Stock Purchase Plan (29,171 shares)	—	(207)	—	—	506	299
Exercise of stock options (34,150 shares)	—	(257)	—	—	606	349
Issuance of restricted stock (515,218 shares)	—	(9,083)	—	—	9,083	—
Treasury shares repurchased to satisfy tax withholding obligations (170,629 shares)	—	—	—	—	(1,554)	(1,554)
Stock-based compensation expense	—	8,156	—	—	—	8,156
Balances, June 30, 2021	279	137,575	175,178	(6,749)	(20,744)	285,539
Net loss	—	—	(63,900)	—	—	(63,900)
Other comprehensive loss	—	—	—	(1,426)	—	(1,426)
Treasury Shares sold to Employee Stock Purchase Plan (29,826 shares)	—	(307)	—	—	577	270
Exercise of stock options (19,550 shares)	—	(189)	—	—	388	199
Issuance of restricted stock (268,403 shares)	—	(5,102)	—	—	5,102	—
Treasury shares repurchased to satisfy tax withholding obligations (76,703 shares)	—	—	—	—	(853)	(853)
Stock-based compensation expense	—	7,877	—	—	—	7,877
Balances, June 30, 2022	279	139,854	111,278	(8,175)	(15,530)	227,706
Net loss	—	—	(52,361)	—	—	(52,361)
Other comprehensive loss	—	—	—	(594)	—	(594)
Treasury Shares Sold to Employee Stock Purchase Plan (50,139 shares)	—	(685)	—	—	937	252
Issuance of restricted stock (259,529 shares)	—	(5,150)	—	—	5,150	—
Treasury shares purchased to satisfy tax withholding obligations (52,864 shares)	—	—	—	—	(310)	(310)
Stock-based compensation expense	—	6,791	—	—	—	6,791
Balances, June 30, 2023	$279	$140,810	$58,917	$(8,769)	$(9,753)	$181,484
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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Change Orders
Contracts are often modified through change orders, which are changes to the agreed upon scope of work. Most of our change orders, which may be priced or unpriced, are for goods or services that are not distinct from the existing contract due to the significant integration of services provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a change order on the contract price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis. For unpriced change orders, we estimate the increase or decrease to the contract price using the variable consideration method described in the Step 3: Determine Contract Price paragraph above. Unpriced change orders are more fully discussed in Note 2 - Revenue.
Claims
Sometimes we seek claims for amounts in excess of the contract price for delays, errors in specifications and designs, contract terminations, change orders in dispute or other causes of additional costs incurred by us. Recognition of amounts as additional contract price related to claims is appropriate only if there is a legal basis for the claim. The determination of our legal basis for a claim requires significant judgment. We estimate the change to the contract price using the variable consideration method described in the Step 3: Determine Contract Price paragraph above. Claims are more fully discussed in Note 2 - Revenue.
Cash, Cash Equivalents and Restricted Cash
We include as cash equivalents all investments with original maturities of three months or less which are readily convertible into cash. We have cash on deposit at June 30, 2023 with banks in the United States, Canada, South Korea and Australia in excess of Federal Deposit Insurance Corporation ("FDIC"), Canada Deposit Insurance Corporation ("CDIC"), Korea Deposit Insurance Corporation ("KDIC") and Financial Claims Scheme ("FCS") protection limits, respectively. The United States Dollar equivalent of Canadian, South Korean and Australian deposits totaled $10.4 million as of June 30, 2023.
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

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$54,812	$52,371
Restricted cash	25,000	25,000
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$79,812	$77,371
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
Retentions
Contract retentions collectable beyond one year are included in Other assets, non-current in the Consolidated Balance Sheets.

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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
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
Stock-Based Compensation
We have issued time-based and market-based restricted stock unit awards under our long-term incentive compensation plans. We have issued time-based awards that are equity-settled and time-based awards that are cash-settled. The fair value of time-based awards is based on the value of our common stock at the grant date. The fair value of market-based awards is based on several factors, including the probability that the market condition specified in the grant will be achieved, which is calculated using a Monte Carlo model. Cash-settled time-based awards must be settled in cash and are accounted for as liability-type awards and are remeasured at the end of each reporting period at fair value until settlement. For all awards, expense is recognized over the requisite service period with forfeitures recorded as they occur.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
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
Note 2 – Revenue
Remaining Performance Obligations
We had $459.7 million of remaining performance obligations yet to be satisfied as of June 30, 2023. We expect to recognize approximately $381.0 million of our remaining performance obligations as revenue within the next twelve months.
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

	June 30, 2023	June 30, 2022	Change
	(In thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$44,888	$44,752	$136
Billings on uncompleted contracts in excess of costs and estimated earnings	(85,436)	(65,106)	(20,330)
Net contract liabilities	$(40,548)	$(20,354)	$(20,194)

The difference between the beginning and ending balances of our CIE and BIE primarily results from the timing of revenue recognized relative to its billings. The amount of revenue recognized during the fiscal year ended June 30, 2023 that was included in the prior period BIE balance was $57.9 million. This revenue consists primarily of work performed during the period on contracts with customers that had advance billings.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Progress billings in accounts receivable at June 30, 2023 and June 30, 2022 included retentions to be collected within one year of $16.3 million and $16.1 million, respectively. Contract retentions collectable beyond one year are included in Other assets, non-current in the Consolidated Balance Sheets and totaled $10.0 million as of June 30, 2023 and $4.0 million as of June 30, 2022.
Unpriced Change Orders and Claims
As of June 30, 2023 and June 30, 2022, costs and estimated earnings in excess of billings on uncompleted contracts included revenue for unpriced change orders and claims of $9.7 million and $8.9 million, respectively. The amounts ultimately realized may be different than the recorded amounts resulting in adjustments to future earnings. Generally we expect collection of amounts related to unpriced change orders and claims within twelve months. However, customers may not pay these amounts until final resolution of related claims, which may extend beyond one year.
Disaggregated Revenue
Revenue disaggregated by reportable segment is presented in Note 13 - Segment Information. The following series of tables presents revenue disaggregated by geographic area where the work was performed and by contract type:

Geographic Disaggregation:

	Fiscal Years Ended
	June 30, 2023	June 30, 2022	June 30, 2021
	(In thousands)
United States	$720,140	$640,512	$604,739
Canada	61,691	63,045	61,703
Other international	13,189	4,223	6,956
Total	$795,020	$707,780	$673,398

Contract Type Disaggregation:

	Fiscal Years Ended
	June 30, 2023	June 30, 2022	June 30, 2021
	(In thousands)
Fixed-price contracts	$419,426	$421,188	$444,042
Time and materials and other cost reimbursable contracts	375,594	286,592	229,356
Total	$795,020	$707,780	$673,398
Revisions in Estimates
Fiscal 2023
During fiscal 2023, unfavorable changes in the estimated recovery of change orders and increased forecasted costs to complete and closeout certain midstream gas processing capital work in the Process and Industrial Facilities segment resulted in a $12.6 million reduction of gross profit during the fiscal year. These charges were primarily the result of the client not approving adequate compensation to us for the impact that excessive scope changes had on our ability to progress the work according to forecast and for the impacts of global supply chain issues and inflation. We have accrued the full expected loss for the work, which is now mechanically complete.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Fiscal 2022
Our results of operations were materially impacted by an increase in the forecasted costs to complete a midstream gas processing project in the Process and Industrial Facilities segment. The project reduced gross profit by $8.7 million during fiscal 2022. The increase in forecasted costs was primarily due to poor performance of a now terminated subcontractor, which required rework, as well as supply chain and cost escalation issues. This project has since reached mechanical completion.
In fiscal 2022, our results of operations were materially impacted by an increase in the costs required to complete a thermal energy storage tank repair and maintenance project in the Storage and Terminal Solutions segment, which resulted in a decrease in gross profit of $6.3 million during the fiscal year. We achieved substantial completion on this project in fiscal 2022.
During fiscal 2022, our results of operations were materially impacted by changes in the forecasted costs to complete two large capital projects in the Utility and Power Infrastructure segment and an unfavorable settlement of a claim with a customer in the same segment. Increases in the forecasted costs to complete the first project resulted in the project reducing gross profit by $3.6 million during fiscal 2022. Increased forecasted costs to the complete the second capital project resulted in the project reducing gross profit by $2.2 million during the fourth quarter of fiscal 2022 and $0.1 million during fiscal 2022. We recognized $78.1 million of revenue on this project during fiscal 2022 at a near break-even margin as a result of the change in estimate. Both projects reached substantial completion in fiscal 2023. The unfavorable settlement of a claim with a customer reduced gross profit by $2.1 million.
Fiscal 2021
Our results of operations in fiscal 2021 were materially impacted by increases in the forecasted costs to complete a large capital project in the Utility and Power Infrastructure segment. The project reduced gross profit by $5.8 million in fiscal 2021. This project reached substantial completion in fiscal 2023.

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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Note 3—Property, Plant and Equipment
The following table presents the components of our property, plant and equipment - net at June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
	(In thousands)
Property, plant and equipment - at cost:
Land and buildings	$37,263	$34,788
Construction equipment	84,258	93,036
Transportation equipment	40,606	48,999
Office equipment and software	38,178	43,823
Construction in progress	84	1,646
Total property, plant and equipment - at cost	200,389	222,292
Accumulated depreciation	(152,844)	(168,423)
Property, plant and equipment - net	$47,545	$53,869

Geographical Disaggregation of Long-Lived Assets

	Long-Lived Assets
	June 30, 2023	June 30, 2022	June 30, 2021
	(In thousands)
United States	$122,398	$137,682	$157,442
Canada	3,988	3,436	6,523
Other international	11,862	12,263	12,372
	$138,248	$153,381	$176,337
Industrial Cleaning Disposal
We sold our industrial cleaning business during the fourth quarter of fiscal 2023 for net proceeds of $6.3 million in cash and a $0.4 million receivable for amounts to be paid upon satisfactory transfer of title of certain vehicles and equipment sold. The sale resulted in a $2.9 million gain, which was included in Other in the Consolidated Statements of Income. The industrial cleaning business was included in our Process and Industrial Facilities segment and was disposed of because its operations were no longer core to our growth strategy.
Sale-leaseback Transaction
Even though we are fully committed to our operations in southern California, we took advantage of elevated real estate prices and sold our regional office and fabrication and warehouse facilities located in Orange, California during fiscal 2022 for net proceeds of $37.4 million in cash and recorded a gain of $32.4 million on the sale. In connection with the sale, we also entered into a leaseback agreement for a period up to 24 months while we locate replacement facilities.
Burlington Office Disposal - Subsequent Event
During the first quarter of fiscal 2024, we sold a regional office facility in Burlington, Ontario for $2.9 million in cash, which resulted in a gain of approximately $2.7 million. During the second quarter of fiscal 2023, we closed this underperforming office and ceased its associated operations.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Note 4—Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Total
	(In thousands)
Net balance at June 30, 2020	$26,618	$6,905	$26,846	$60,369
Translation adjustment (1)	156	79	32	267
Net balance at June 30, 2021	26,774	6,984	26,878	60,636
Goodwill impairment	(7,208)	(2,659)	(8,445)	(18,312)
Translation adjustment (1)	(121)	(62)	(6)	(189)
Net balance at June 30, 2022	19,445	4,263	18,427	42,135
Goodwill impairment	—	—	(12,316)	(12,316)
Disposal of business(2)	—	—	(627)	(627)
Translation adjustment(1)	(48)	(24)	—	(72)
Net balance at June 30, 2023	$19,397	$4,239	$5,484	$29,120

(1)The translation adjustments relate to the periodic translation of Canadian Dollar and South Korean Won denominated goodwill recorded as a part of prior acquisitions in Canada and South Korea, in which the local currency was determined to be the functional currency.
(2)We sold our industrial cleaning business during the fourth quarter of fiscal 2023, which resulted in the allocation $0.6 million of goodwill to net assets sold in the transaction. See Note 3 - Property, Plant and Equipment, Industrial Cleaning Disposal, for more information.

Fiscal 2023

We performed our annual goodwill impairment test as of May 31, 2023, which resulted in no impairment. The fiscal 2023 test indicated that three reporting units with a combined total of $20.9 million of goodwill as of June 30, 2023 were at higher risk of future impairment. If our view of project opportunities or gross margins deteriorates, particularly for the higher risk reporting units, then we may be required to record an impairment of goodwill. Subsequent to the completion of the May 31, 2023 annual impairment test, additional information regarding new project awards became available which would significantly improve the cash flows and fair values of two of the higher risk reporting units, which comprised $15.4 million of our total goodwill as of June 30, 2023.

The estimated fair value of each segment was derived by utilizing a discounted cash flow analysis and market multiples of projected EBITDA. The key assumptions used are described in Note 1 - Summary of Significant Accounting Policies, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies, Goodwill.
In the second quarter of fiscal 2023, we concluded that a goodwill impairment indicator existed in the Process and Industrial Facilities segment based on a material adverse change in gross profit on a project. Based on the indicated outcome of this project and our near-term outlook for the reporting unit, we performed an interim impairment test for the unit and concluded that its $12.3 million of goodwill was fully impaired. The impairment was recognized in operating income during the three and six months ended December 31, 2022.
Fiscal 2022
In the third quarter of fiscal 2022, we concluded that goodwill impairment indicators existed based on the decline in the price of our stock and operating results that have underperformed our forecasts during the year. Accordingly, we performed an interim impairment test as of March 31, 2022 and concluded that there was $18.3 million of total impairment to goodwill, which was recognized in operating income during the three and nine months ended March 31, 2022 as follows:

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
•$8.4 million in the Process and Industrial Facilities segment;
•$7.2 million in the Storage and Terminal Solutions segment; and
•$2.7 million in the Utility and Power Infrastructure segment.
Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At June 30, 2023
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,483	$(2,371)	$112
Customer based(1)	6 to 15	13,144	(10,190)	2,954
Total other intangible assets		$15,627	$(12,561)	$3,066

(1)Customer-based intangible assets have been adjusted in fiscal 2023 to remove $4.2 million of customer relationships that have been fully amortized.

		At June 30, 2022
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,558	$(2,276)	$282
Customer based	6 to 15	17,331	(12,817)	4,514
Total other intangible assets		$19,889	$(15,093)	$4,796

Amortization expense totaled $1.7 million, $1.8 million, and $2.3 million in fiscal 2023, 2022, and 2021, respectively.
We estimate that future amortization of other intangible assets will be as follows (in thousands):

For year ending:
June 30, 2024	$1,415
June 30, 2025	1,096
June 30, 2026	555
Total estimated amortization expense	$3,066
Note 5—Debt
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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
The maximum amount that we may borrow under the ABL Facility is subject to a borrowing base, which is based on restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. We are required to maintain a minimum of $25.0 million of restricted cash at all times, but such amounts are also included in the borrowing base. The ABL Facility matures, and any outstanding amounts become due and payable, on September 9, 2026. At June 30, 2023, our borrowing base was $67.0 million, we had $10.0 million of outstanding borrowings, and we had $19.3 million in letters of credit outstanding, which resulted in availability of $37.7 million under the ABL Facility. Our borrowing base has ranged from $67.0 million to $83.2 million during fiscal 2023.
Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, an annual rate of either a base rate (“Base Rate”), an Adjusted Term Secured Overnight Financing Rate ("Adjusted Term SOFR"), or at the Canadian Prime Rate, plus an applicable margin. The Adjusted Term SOFR is defined as (i) the SOFR plus (ii) 11.448 basis points for a one-month tenor and 26.161 basis points for a three-month tenor; provided that the Adjusted Term SOFR cannot be below zero. The Base Rate is defined as a fluctuating interest rate equal to the greater of: (i) rate of interest announced by Bank of Montreal from time to time as its prime rate; (ii) the U.S. federal funds rate plus 0.50%; (iii) Adjusted Term SOFR for one month period plus 1.00%; or (iv) 1.00%. Depending on the amount of average availability, the applicable margin is between 1.00% to 1.50% for Base Rate and Canadian Prime Rate borrowings, which includes either U.S. or Canadian prime rate, and between 2.00% and 2.50% for Adjusted Term SOFR borrowings. Interest is payable either (i) monthly for Base Rate or Canadian Prime Rate borrowings or (ii) the last day of the interest period for Adjusted Term SOFR borrowings, as set forth in the ABL Facility. The fee for undrawn amounts is 0.25% per annum and is due quarterly. The interest rate in effect for borrowings outstanding at June 30, 2023, including applicable margin, was approximately 7.47%.
The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that restrict our ability to sell assets, engage in mergers and acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay cash dividends, issue equity instruments, make distribution or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $15.0 million and (ii) 15.00% of the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00 must be maintained. We were in compliance with all covenants of the ABL Facility as of June 30, 2023.
Note 6—Income Taxes

Sources of Pretax Income (Loss)

	Fiscal Years Ended
	June 30, 2023	June 30, 2022	June 30, 2021
	(In thousands)
Domestic	$(52,636)	$(53,258)	$(38,867)
Foreign	(125)	(5,025)	(4,396)
Total	$(52,761)	$(58,283)	$(43,263)

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Components of the Provision for Income Tax Expense (Benefit)

	Fiscal Years Ended
	June 30, 2023	June 30, 2022	June 30, 2021
	(In thousands)
Current:
Federal	$(369)	$230	$(13,154)
State	(31)	28	465
Foreign	—	1	(239)
	(400)	259	(12,928)
Deferred:
Federal	—	2,504	774
State	—	2,858	(291)
Foreign	—	(4)	406
	—	5,358	889
	$(400)	$5,617	$(12,039)

Reconciliation Between the Expected Income Tax Provision Applying the Domestic Federal Statutory Tax Rate and the Reported Income Tax Provision

	Fiscal Years Ended
	June 30, 2023	June 30, 2022	June 30, 2021
	(In thousands)
Expected benefit for federal income taxes at the statutory rate	$(11,080)	$(12,239)	$(9,085)
State income taxes, net of federal benefit	(2,320)	(1,971)	(1,240)
Impairment of non-deductible goodwill(1)	—	1,132	—
Charges without tax benefit	358	265	961
Change in valuation allowance(2)	12,595	17,943	2,797
Excess tax expense (benefit) on stock-based compensation	1,216	1,019	1,826
Research and development and other tax credits	(1,175)	(613)	(1,707)
Foreign tax differential	50	(232)	(96)
Federal rate differential net operating loss carryback(3)	—	141	(5,223)
Change in uncertain tax positions	(90)	(120)	(7)
Other	46	292	(265)
Provision (benefit) for federal, state and foreign income taxes	$(400)	$5,617	$(12,039)

(1)In fiscal 2022, we impaired $18.3 million of goodwill, which included $5.4 million of non-deductible goodwill. See Note 4 - Goodwill and Other Intangible Assets for more information about the impairments.
(2)Due to the existence of a cumulative loss over a three-year period, we recorded a full valuation allowance against our deferred tax assets in fiscal 2022 and recorded additional valuation allowances against newly generated deferred tax assets in fiscal 2023. These assets are primarily comprised of federal net operating losses, which have an indefinite carryforward, federal tax credits and state net operating losses. To the extent we generate taxable income in the future, or cumulative losses are no longer present and our future projections for growth or tax planning strategies are demonstrated, we will realize the benefit associated with the net operating losses for which the valuation allowance has been provided. In fiscal 2021, we placed $2.8 million of valuation allowances, including $1.5 million on certain state net operating loss carryforwards due to a history of cumulative losses for a subsidiary.
(3)Relates to fiscal 2021 net operating losses carried back under provisions of the CARES Act to fiscal years 2016 and 2017 which had a 35% federal tax rate.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Significant Components of our Deferred Tax Assets and Liabilities

	June 30, 2023	June 30, 2022
	(In thousands)
Deferred tax assets:
Accruals and reserves	$504	$1,534
Bad debt reserve	273	340
Insurance reserve	913	1,035
Net operating loss benefit and credit carryforwards	26,888	23,717
Accrued compensation and pension	964	1,051
Stock compensation expense on nonvested restricted stock units	1,794	1,910
Book over tax amortization	7,218	5,449
Deferred FICA	—	1,427
Research and development capitalization	6,592	—
Foreign currency translation and other	1,608	1,002
Valuation allowance	(41,060)	(28,615)
Total deferred tax assets	5,694	8,850
Deferred tax liabilities:
Tax over book depreciation	5,472	7,842
Other	248	1,034
Total deferred tax liabilities	5,720	8,876
Net deferred tax liability	$(26)	$(26)

As reported in the Consolidated Balance Sheets:

	June 30, 2023	June 30, 2022
	(In thousands)
Deferred income tax assets	$—	$—
Deferred income tax liabilities	(26)	(26)
Net deferred tax liability	$(26)	$(26)

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

Operating Loss and Tax Credit Carryforwards
We have net operating loss carryforwards and tax credit carryforwards in federal, state and foreign jurisdictions. The valuation allowance at June 30, 2023 and June 30, 2022 reduces the recognized tax benefit of these carryforwards to an amount that is more likely than not to be realized.  The gross carryforwards will generally expire as shown below for each jurisdiction:

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Operating Loss and Tax Credit Carryforwards	Expiration Period	Amount (in thousands)
Federal net operating loss	Indefinite	$38,606
Federal tax credits	June 2041 to June 2043	$3,270
Federal foreign tax credits	June 2024 to June 2025	$548
State net operating losses	June 2025 to indefinite	$95,480
State tax credits	June 2033 to indefinite	$984
Foreign net operating losses	June 2033 to June 2043	$31,453
Foreign tax credits	June 2035 to June 2043	$693

Net Operating Loss Carryback Refund
Through provisions in the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the "CARES Act"), we had an income tax benefit from the ability to carryback the fiscal 2021 federal net operating loss to a period with a higher statutory federal income tax rate. We received a $13.3 million tax refund in connection with this carryback during fiscal 2023, which was included in income taxes receivable in the Consolidated Balance Sheets as of June 30, 2022.
Deferred Payroll Taxes
During the second quarter of fiscal 2023, we repaid the remaining $5.6 million of U.S. payroll taxes we deferred through the provisions of the CARES Act. The balance of deferred payroll taxes was included within accrued wages and benefits in the Consolidated Balance Sheets as of June 30, 2022.
Other
In general, it is our practice and intention to reinvest the earnings of our foreign subsidiaries in our foreign operations. We do not provide for outside basis differences under the indefinite reinvestment assertion of ASC 740-30.
We file tax returns in multiple domestic and foreign taxing jurisdictions. With a few exceptions, we are no longer subject to examination by taxing authorities through fiscal 2018. At June 30, 2023, we updated our evaluation of our open tax years in all known jurisdictions. As of June 30, 2023, we have a $0.2 million liability for unrecognized tax positions and the payment of related interest and penalties. We treat the related interest and penalties as income tax expense. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.
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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Litigation
During fiscal 2023, we completed cost reimbursable construction services for a customer at a mining and minerals facility. In late fiscal 2023, after numerous attempts to collect outstanding receivables, we filed a notice of default for lack of payment of outstanding balances, and in early fiscal 2024, we filed a lien on the facility. The customer responded by commencing litigation against us, alleging breach of contract and breach of express warranty. We deny all claims and filed a countersuit against the customer for failure to pay outstanding amounts of accounts receivable and CIE, which total $5.6 million. Litigation is unpredictable, however, based on the terms of the contract with this customer, we believe we are entitled to collect the full amount owed under the contract.
During fiscal 2022, we filed an arbitration demand in an effort to collect outstanding balances of $32.7 million from a customer for which we completed a crude oil storage terminal project. The customer has filed counterclaims for liquidated damages and miscellaneous warranty items. We deny all claims and believe we are entitled to collect the full amount owed under the contract. Our hearing for this matter is currently scheduled for October 2024.
During fiscal 2020, we commenced litigation in an effort to collect an account receivable from an iron and steel customer on a reimbursable contract following the deterioration of the relationship. The unpaid receivable balance at June 30, 2023 was $17.0 million. In connection with our suit, the customer filed certain counterclaims against us. We deny all claims and believe we are entitled to collect the full amount owed under the contract. Our trial regarding this matter is scheduled for September 2023.
We believe we have set appropriate reserves for the matters described above based on our evaluation of the possible outcomes of the litigation. We and our subsidiaries are participants in various other legal actions. It is the opinion of management that none of the other known legal actions will have a material impact on our financial position, results of operations or liquidity.
Note 8— Leases
We enter into lease arrangements for real estate, construction equipment and information technology equipment in the normal course of business. Real estate leases accounted for most of our right-of-use assets as of June 30, 2023. Most real estate and information technology equipment leases generally have fixed payments that follow an agreed upon payment schedule and have remaining lease terms ranging from less than a year to 13 years. Construction equipment leases generally have "month-to-month" lease terms that automatically renew as long as the equipment remains in use.
In fiscal 2021 we recorded $0.5 million of impairments to right-of-use assets related to leased office space that was closed in connection with our restructuring activities, see Note 14 – Restructuring Costs for additional information.
The components of lease expense in the Consolidated Statements of Income are as follows:

		Fiscal Years Ended
		June 30, 2023	June 30, 2022	June 30, 2021
Lease expense	Location of Expense in Consolidated Statements of Income	(in thousands)
Operating lease expense	Cost of revenue and selling, general and administrative expenses	$6,635	$7,511	$8,386
Short-term lease expense(1)	Cost of revenue	29,598	24,225	25,912
Total lease expense		$36,233	$31,736	$34,298

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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
The future undiscounted lease payments, as reconciled to the discounted operating lease liabilities presented in our Consolidated Balance Sheets, were as follows:

June 30, 2023
Maturity Analysis:	(in thousands)
Fiscal 2024	$5,656
Fiscal 2025	4,283
Fiscal 2026	4,257
Fiscal 2027	4,172
Fiscal 2028	3,896
Thereafter	8,950
Total future operating lease payments	31,214
Imputed interest	(5,893)
Net present value of future lease payments	25,321
Less: current portion of operating lease liabilities	4,661
Non-current operating lease liabilities	$20,660

The following is a summary of the weighted average remaining operating lease and finance lease term and weighted average discount rate as of June 30, 2023:

Weighted-average remaining lease term (in years)	6.6 years
Weighted-average discount rate	6.1%

Supplemental cash flow information related to leases is as follows:

Fiscal Year Ended
June 30, 2023
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease payments	$6,618
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$5,383
Note 9—Stockholders’ Equity
Preferred Stock
We have 5.0 million shares of preferred stock authorized, none of which was issued or outstanding at June 30, 2023 or June 30, 2022.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Stock Repurchase Program
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. We made no repurchases under the program in fiscal 2023 and have no current plans to repurchase stock. The terms of our ABL Facility limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and do not violate our Fixed Charge Coverage Ratio financial covenant. There were 1,349,037 shares available for repurchase under the November 2018 Program as of June 30, 2023.
Treasury Shares
In addition to the stock buyback program, we may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s restricted stock units. We withheld 52,864, 76,703, and 170,629 shares of common stock during fiscal 2023, 2022, and 2021, respectively, to satisfy these obligations. These shares were returned to our pool of treasury shares. We have 840,899 treasury shares as of June 30, 2023 and intend to utilize these treasury shares in connection with equity awards under our incentive plans and for sales to the Employee Stock Purchase Plan.
Note 10—Stock-Based Compensation
Total stock-based compensation expense for the fiscal years ended June 30, 2023, June 30, 2022, and June 30, 2021 was $6.8 million, $7.9 million and $8.2 million, respectively. Measured but unrecognized stock-based compensation expense at June 30, 2023 was $6.9 million, all of which related to nonvested restricted stock units which are expected to be recognized as expense over a weighted average period of 1.5 years. We recognized excess tax expense of $1.2 million, $1.0 million, and $1.8 million related to stock-based compensation vesting for the fiscal years ended June 30, 2023, 2022, and 2021, respectively.
Plan Information
In December 2022, our stockholders approved the First Amendment to the Matrix Service Company 2020 Stock and Incentive Compensation Plan, which amended the Matrix Service Company 2020 Stock and Incentive Compensation Plan (the "2020 Plan") to increase the maximum authorized shares under the 2020 Plan by 625,000 shares, increasing the total authorized shares under the 2020 Plan from 1,725,000 to 2,350,000 shares. In November 2020, our stockholders approved the 2020 Plan, which provides stock-based and cash-based incentives for officers, directors and other key employees. Stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares and cash-based awards can be issued under this plan. Upon approval of the 2020 Plan, the 2018 Stock and Incentive Compensation Plan ("2018 Plan") was frozen with the exception of normal vesting and other activity associated with awards previously granted under the 2018 Plan. Shares awarded under the 2018 Plan that are subsequently forfeited or net settled for tax withholding purposes are returned to the treasury share pool and become available for grant under the 2020 Plan, as amended.
Awards totaling 2,350,000 shares have been authorized under the 2020 Plan, as amended. There were 1,501,880 shares available for grant under the amended 2020 Plan as of June 30, 2023.
Equity-settled Restricted Stock Units
We have issued equity-settled restricted stock units under the following types of arrangements:

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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
•Market-based awards—These awards are in the form of performance units which vest 3 years after the grant date only if our common stock achieves certain levels of total shareholder return when compared to the total shareholder return of a peer group of companies as selected by the Compensation Committee of the Board of Directors. The payout can range from zero to 200% of the original award depending on the Company's relative total shareholder return during the performance period. As of June 30, 2023, there were approximately 329,000, 377,000, and 431,000 performance units that are scheduled to vest in fiscal 2024, fiscal 2025, and fiscal 2026, respectively, assuming target performance.
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
The grant date fair value of the time-based awards is determined by the market value of our common stock on the grant date. The grant date fair value of the market-based awards is calculated using a Monte Carlo model. For the fiscal 2023 grant, the model estimated the fair value of the award based on approximately 100,000 simulations of the future prices of our common stock compared to the future prices of the common stock of its peer companies based on historical volatilities. The model also took into account the expected dividends over the performance period of those peer companies which pay cash dividends.
Equity-settled restricted stock unit activity for the fiscal year ended June 30, 2023 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested shares at June 30, 2022	1,465,788	$14.86
Shares granted	782,707	$7.04
Shares vested and released	(259,529)	$14.19
Shares canceled	(214,017)	$21.89
Nonvested shares at June 30, 2023	1,774,949	$10.66

There were 696,227 and 665,597 restricted stock units granted in fiscal 2022 and 2021 with average grant date fair values of $14.13 and $10.60 per share, respectively. There were 268,403 and 515,218 restricted stock units that vested and were released in fiscal 2022 and 2021 with weighted average fair values of $13.92 and $16.99 per share, respectively. There were 242,743 and 119,904 restricted stock units cancelled in fiscal 2022 and 2021 with an average grant date fair value of $25.50 and $20.67 per share, respectively.
Cash-Settled Restricted Stock Units
We granted 251,575, 231,219, and 238,848 cash-settled restricted stock units during fiscal years 2023, 2022 and 2021, respectively; with weighted average fair values of $1.5 million, $2.6 million, and $2.3 million respectively. There were 106,637 and 53,333 shares vested and released in fiscal 2023 and 2022, respectively; with weighted average fair values of $1.1 million and $0.5 million, respectively. There were no cash-settled restricted shares vested or released in fiscal 2021. There were 13,621 and 25,355 shares cancelled in fiscal 2023 and 2022, respectively; with weighted average fair values of $0.1 million and $0.3 million, respectively. There were no cash-settled restricted shares cancelled in fiscal 2021.
The grant date fair value of these awards is based on the price of our common stock and the number of shares awarded on the date of grant. The award must be settled in cash and is accounted for as a liability-type award. The expense is recognized over the requisite service period with remeasurement at the end of each reporting period at fair value until settlement. The requisite service period is based on the vesting provisions of the awards which generally occur in four equal annual installments beginning one year after the grant date. These awards contain the same retirement provisions described for time-based awards in the equity-settled restricted stock units section above.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
We recognized $1.3 million, $0.6 million, and $1.0 million of expense in fiscal years 2023, 2022, and 2021, respectively, for cash-settled restricted stock units, which was included in selling, general and administrative expenses and cost of revenue in the Consolidated Statements of Income. As of June 30, 2023, the liability for cash-settled restricted stock units was $1.7 million and is included in accrued wages and benefits in the Consolidated Balance Sheets.
Note 11—Earnings per Common Share
Basic earnings per share (“EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee and director nonvested restricted stock units. Nonvested restricted stock units are considered dilutive (antidilutive) whenever the average market value of the shares during the period exceeds (is less than) the sum of the related average unamortized compensation expense during the period plus the related hypothetical estimated excess tax benefit that will be realized when the shares vest. Nonvested restricted stock units are considered antidilutive in the event we report a net loss.

The computation of basic and diluted EPS is as follows:

	Fiscal Years Ended
	June 30, 2023	June 30, 2022	June 30, 2021
	(In thousands, except per share data)
Basic EPS:
Net loss	$(52,361)	$(63,900)	$(31,224)
Weighted average shares outstanding	26,988	26,733	26,451
Basic loss per share	$(1.94)	$(2.39)	$(1.18)
Diluted EPS:
Weighted average shares outstanding—basic	26,988	26,733	26,451
Diluted weighted average shares	26,988	26,733	26,451
Diluted loss per share	$(1.94)	$(2.39)	$(1.18)

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Fiscal Years Ended
	June 30, 2023	June 30, 2022	June 30, 2021
	(In thousands)
Nonvested restricted stock units	97	110	227
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
Our matching contributions were $5.3 million in each of the fiscal years ended June 30, 2023 and 2022, and $5.4 million in the fiscal year ended June 30, 2021.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Multiemployer Pension Plans
We contribute to a number of multiemployer defined benefit pension plans in the U.S. and Canada under the terms of collective-bargaining agreements that cover our union-represented employees, who are represented by more than 100 local unions. The related collective-bargaining agreements between those organizations and us, which specify the rate at which we must contribute to the multi-employer defined pension plan, expire at different times between 2023 and 2026. Benefits under these plans are generally based on compensation levels and years of service.
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
Our participation in significant plans for the fiscal year ended June 30, 2023 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number. The zone status is based on the latest information that the Company received from the plan and is certified by the plan’s actuary. Plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are generally less than 80 percent funded, and plans in the green zone are generally at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Surcharge Imposed” column includes plans in a red zone status that require a payment of a surcharge in excess of regular contributions. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending or Implemented	Company Contributions Fiscal Year			Surcharge Imposed
		2023	2022		2023	2022	2021
					(In thousands)
Boilermaker-Blacksmith National Pension Trust	48-6168020/001	Red	Yellow	Implemented	$5,284	$5,208	$4,003	Yes
National Electrical Benefit Fund, IBEW locals 71, 126, 488, and 1319	53-0181657/001	Described below (1)	Green	NA	3,437	2,973	1,865	No
Pipefitters Local 460 Pension Plan	51-6108443/001	Described below (1)	Green	NA	2,479	111	—	No
Joint Pension Fund Local Union 164 IBEW	22-6031199/001	Green	Green	NA	1,724	1,514	1,958	No
IBEW Local 654 Pension Plan	23-6538183/001	Green	Green	NA	1,242	857	818	No
Joint Pension Fund of Local Union No 102 IBEW	22-1615726/001	Green	Green	NA	1,143	906	1,341	No
IBEW Local 456 Pension Plan	22-6238995/001	Green	Green	NA	1,180	734	595	No
Local 351 IBEW Pension Plan	22-3417366/001	Described below (1)	Green	NA	1,033	395	479	No
Steamfitters Local Union No 420 Pension Plan	23-2004424/001	Red	Yellow	Implemented	656	498	442	Yes
Pipefitters Local 342 Pension Plan	94-3190386/001	Green	Green	NA	498	345	101	No
IBEW Local 98 Pension Plan	23-6583334/001	Yellow	Red	Implemented	484	143	318	No
Laborers Local 220 Pension Plan	43-6159056/001	Described below (1)	Green	NA	427	24	—	No
		Contributions to other multiemployer plans			3,969	3,110	3,449
		Total contributions made			$23,556	$16,818	$15,369

(1)For the National Electrical Benefit Fund for Locals 71/126/488/1319, Pipefitters Local 460 Pension Plan, Local 351 IBEW Pension Plan, and Laborers Local 220 Pension Plan, we have not received a funding notification that covers our fiscal year 2023 during the preparation of this Form 10-K. Under Federal pension law, if a multiemployer pension plan is determined to be in critical or endangered status, the plan must provide notice of this status to participants, beneficiaries, the bargaining parties, the Pension Benefit Guaranty Corporation, and the Department of Labor. We also observed that these plans have not submitted any Critical or Endangered Status Notices to the Department of Labor for calendar years that we have not received notification. The Critical or Endangered Status Notices can be accessed at https://www.dol.gov/agencies/ebsa/about-ebsa/our-activities/public-disclosure/2023-funding-status-notices#2023-c-and-d.

Employee Stock Purchase Plan
The Matrix Service Company 2011 Employee Stock Purchase Plan (“ESPP”) was effective January 1, 2011. The ESPP allows employees to purchase shares through payroll deductions and members of the Board of Directors to purchase shares from amounts withheld from their cash retainers. Share purchases are limited to an aggregate market value of no greater than $60,000 per calendar year per participant and are purchased from us at the current market value with no discount to the participant. Contributions are with after tax earnings and are accumulated in non-interest bearing accounts for quarterly purchases of company stock. Upon the purchase of shares, the participants receive all stockholder rights including dividend and voting rights and are permitted to sell their shares at any time. We have made 1,000,000 shares available under the ESPP. The ESPP can be terminated at any time at the discretion of the Board of Directors and will automatically terminate once the plan shares are exhausted. Shares are issued from Treasury Stock under the ESPP. There were 50,139 shares issued in fiscal 2023, 29,826 shares in fiscal 2022, and 29,171 shares in fiscal 2021.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Note 13—Segment Information

In fiscal 2023, we operated our business through three reportable segments:
•Storage and Terminal Solutions: primarily consists of engineering, procurement, fabrication, and construction services related to cryogenic and other specialty tanks and terminals for LNG, NGLs, hydrogen, ammonia, propane, butane, liquid nitrogen/liquid oxygen, and liquid petroleum. Also includes work related to traditional aboveground crude oil and refined product storage tanks and terminals. This segment also includes terminal balance of plant work, truck and rail loading/offloading facilities, and marine structures as well as storage tank and terminal maintenance and repair. Finally, we manufacture and sell precision engineered specialty tank products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.
•Utility and Power Infrastructure: primarily consists of engineering, procurement, fabrication, and construction services to support growing demand for LNG utility peak shaving facilities. We also perform traditional electrical work for public and private utilities, including construction of new substations, upgrades of existing substations, transmission and distribution line installations, and upgrades and maintenance including live wire work. Work may also include emergency and storm restoration services. We also provide construction services to a variety of power generation facilities, including natural gas fired facilities in simple or combined cycle configurations.
•Process and Industrial Facilities: primarily consists of plant maintenance, repair, and turnarounds in the downstream and midstream markets for energy clients including refining and processing of crude oil, fractionating, and marketing of natural gas and natural gas liquids. Also includes engineering, procurement, fabrication, and construction for refinery upgrades and retrofits for renewable fuels. We also construct thermal vacuum test chambers for aerospace and defense industries and other infrastructure for industries including petrochemical, sulfur, mining and minerals primarily in the extraction of non-ferrous metals, cement, agriculture, wastewater treatment facilities and other industrial customers.
We evaluate performance and allocate resources based on operating income. We eliminate intersegment sales; therefore, no intercompany profit or loss is recognized. Corporate selling, general and administrative expenses, including corporate salaries and facilities costs, are excluded from our three reportable segments in order to better align controllable costs with the responsibility of segment management, and to be consistent with how our chief operating decision-maker assesses segment performance and allocates resources.
Segment assets consist primarily of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment, right-of-use lease assets, goodwill and other intangible assets.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Results of Operations
(In thousands)

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
Fiscal year ended June 30, 2023
Gross revenue	$261,244	$169,558	$370,076	$—	$800,878
Less: inter-segment revenue	5,551	54	253	—	5,858
Consolidated revenue	255,693	169,504	369,823	—	795,020
Gross profit (loss)	10,470	10,699	10,756	(1,105)	30,820
Selling, general and administrative expenses	20,054	7,045	14,909	26,241	68,249
Goodwill impairment and restructuring costs	969	37	13,288	1,164	15,458
Operating income (loss)	(10,553)	3,617	(17,441)	(28,510)	(52,887)
Segment assets	139,333	67,630	90,514	103,027	400,504
Capital expenditures	1,406	4,501	2,775	327	9,009
Depreciation and amortization	3,281	3,465	4,783	2,165	13,694
Fiscal year ended June 30, 2022
Gross revenue	$236,260	$220,093	$258,497	$—	$714,850
Less: inter-segment revenue	3,421	—	3,649	—	7,070
Consolidated revenue	232,839	220,093	254,848	—	707,780
Gross profit (loss)	262	(8,586)	9,270	(2,152)	(1,206)
Selling, general and administrative expenses	17,284	11,771	12,506	26,129	67,690
Goodwill impairment and restructuring costs	7,330	2,746	6,867	2,015	18,958
Operating loss	(24,352)	(23,103)	(10,103)	(30,296)	(87,854)
Segment assets	141,084	94,059	104,078	101,572	440,793
Capital expenditures	338	29	254	2,724	3,345
Depreciation and amortization	5,540	3,812	5,659	243	15,254
Fiscal year ended June 30, 2021
Gross revenue	$267,982	$210,052	$201,472	$—	$679,506
Less: inter-segment revenue	4,553	—	1,555	—	6,108
Consolidated revenue	263,429	210,052	199,917	—	673,398
Gross profit	13,617	1,506	17,642	—	32,765
Selling, general and administrative expenses	18,644	9,882	14,756	26,474	69,756
Restructuring costs	1,391	1,312	3,807	246	6,756
Operating loss	(6,418)	(9,688)	(921)	(26,720)	(43,747)
Segment assets	160,782	81,717	106,619	118,438	467,556
Capital expenditures	1,136	1,183	834	1,201	4,354
Depreciation and amortization	7,456	4,127	6,018	257	17,858

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Information about Significant Customers:

	Significant Customers as a Percentage of Segment Revenue
	Consolidated	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities
Fiscal Year ended June 30, 2023
Customer one	10.7%	—%	—%	22.9%
Customer two	6.4%	—%	—%	13.8%
Customer three	5.8%	—%	—%	12.4%
Customer four	4.0%	12.3%	—%	—%
Customer five	3.8%	—%	17.7%	—%
Customer six	3.6%	—%	16.7%	—%
Customer seven	2.9%	—%	13.5%	—%
Fiscal Year ended June 30, 2022
Customer one	12.3%	0.8%	—%	33.5%
Customer two	11.0%	—%	35.5%	—%
Customer three	4.7%	—%	15.1%	—%
Fiscal Year ended June 30, 2021
Customer one	12.9%	—%	41.3%	—%
Customer two	9.9%	0.1%	—%	33.3%
Customer three	7.0%	0.1%	22.5%	—%
Customer four	4.4%	11.2%	—%	—%

Note 14—Restructuring Costs
In fiscal 2020, we initiated a business improvement plan to increase profitability and reduce our cost structure in order to help us become more competitive and deliver higher quality service. As a result of specific events, including the effects of the COVID-19 pandemic and related market disruptions, the Company expanded its business improvement plan.

The business improvement plan consists of an initial phase of discretionary cost reductions, workforce reductions, reduction of capital expenditures and the reduction in size or closure of certain offices in order to increase the utilization of our staff and bring the cost structure of the business in line with revenue volumes. In fiscal 2022, we commenced a second phase of our plan to focus on centralization of support functions, including business development, accounting, human resources, procurement and project services into shared service centers. The restructuring costs consist primarily of severance costs, facility closure costs, consulting fees and other liabilities. Our restructuring efforts were substantially complete as of June 30, 2023.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Restructuring costs incurred are classified as follows:

	Fiscal Year Ended June 30, 2023	Fiscal Year Ended June 30, 2022	Fiscal Year Ended June 30, 2021	Since Inception of Business Improvement Plan
		(in thousands)
Restructuring Costs by Type:
Severance and other personnel-related costs	$2,787	$596	$5,545	$17,701
Total facility costs	216	33	785	4,746
Total other intangible asset impairments	—	—	—	1,525
Other costs	139	17	426	582
Total restructuring costs	$3,142	$646	$6,756	$24,554

Matrix Service Company
Schedule II—Valuation and Qualifying Accounts
June 30, 2023, June 30, 2022, and June 30, 2021
(In thousands)

COL. A	COL. B	COL. C ADDITIONS		COL. D		COL. E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts—Describe	Deductions—Describe		Balance at End of Period
Fiscal Year 2023
Deducted from asset accounts:
Allowance for doubtful accounts	$1,320	$(88)	$—	$(171)	(A)	$1,061
Valuation reserve for deferred tax assets	28,615	12,595	—	(150)	(B)	41,060
Total	$29,935	$12,507	$—	$(321)		$42,121
Fiscal Year 2022
Deducted from asset accounts:
Allowance for doubtful accounts	$898	$738	$—	$(316)	(C)	$1,320
Valuation reserve for deferred tax assets	11,104	17,943	—	(432)	(B)	28,615
Total	$12,002	$18,681	$—	$(748)		$29,935
Fiscal Year 2021
Deducted from asset accounts:
Allowance for doubtful accounts	$905	$85	$—	$(92)	(D)	$898
Valuation reserve for deferred tax assets	7,763	2,797	—	544	(E)	11,104
Total	$8,668	$2,882	$—	$452		$12,002

(A)Relates to various write-offs and cash receipts of previously reserved accounts from prior periods.
(B)Relates to foreign currency translation for the portion of the valuation allowance on net operating loss and tax credit carryforwards in foreign jurisdictions.
(C)Relates to the write off of a $0.3 million account receivable that was fully reserved in a prior period.
(D)Primarily relates to a $0.1 million reserve that was recognized as a credit loss and ultimately written off within fiscal 2021.
(E)Relates to $1.1 million of foreign currency translation for the portion of the valuation allowance on net operating loss and tax credit carryforwards in foreign jurisdictions, partially offset by $0.6 million of fully reserved tax credits that expired in fiscal 2021.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2023.
Management’s Report on Internal Control over Financial Reporting
See “Management’s Report on Internal Control over Financial Reporting” set forth in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes during the fourth quarter of fiscal 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our directors and corporate governance is incorporated herein by reference to the sections entitled “Proposal Number 1: Election of Directors” and “Corporate Governance and Board Matters” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (“Proxy Statement”). The information required by this item with respect to our executive officers is incorporated herein by reference to the section entitled “Executive Officer Information” in the Proxy Statement.
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

(2) Financial Statement Schedules
The financial statement schedule is filed as a part of this report under Schedule II—Valuation and Qualifying Accounts June 30, 2023, June 30, 2022 and June 30, 2021, immediately following Notes to Consolidated Financial Statements. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

(3) The following documents are included as exhibits to this Annual Report on Form 10-K. The exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical hereafter.

3.1	Amended and Restated Certificate of Incorporation of Matrix Service Company (Exhibit 3.1 to the Company's Current Report on Form 8-K filed December 7, 2022).

3.2	Third Amended and Restated Bylaws, effective as of May 2, 2023 (Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 8, 2023).

4.1	Description of the Company's Common Stock (Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed September 4, 2019).

+10.1	Matrix Service Company 2018 Stock and Incentive Compensation Plan (Appendix A to the Company's Proxy Statement, filed September 21, 2018).

+10.2	Form of Restricted Stock Unit Award Agreement for Directors (2018 Stock and Incentive Compensation Plan) (Exhibit 10 to the Company's Quarterly Report on Form 10-Q, filed November 8, 2018).

+10.3	Form of Restricted Stock Unit Agreement for Employees (2018 Stock and Incentive Compensation Plan) (Exhibit 10.14 to the Company's Annual Report on Form 10-K, filed September 3, 2020).

+10.4	Form of Long-Term Incentive Award Agreement (2018 Stock and Incentive Compensation Plan) (Exhibit 10.15 to the Company's Annual Report on Form 10-K, filed September 3, 2020).

+10.5	Form of Amended and Restated Severance Agreement (Exhibit 10 to the Company's Current Report on Form 8-K filed November 15, 2016).

+10.6	Amended and Restated Deferred Compensation Plan for Members of the Board of Directors (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed January 8, 2009).

+10.7	Amendment 1 to Amended and Restated Deferred Compensation Plan for Members of the Board of Directors (Exhibit 10 to the Company's Quarterly Report on Form 10-Q filed November 9, 2012).

+10.8	Matrix Service Company 2020 Stock and Incentive Compensation Plan (Appendix A to the Company's Proxy Statement filed on September 24, 2020)..

+10.9	Form of Long-Term Incentive Award Agreement (2020 Stock and Incentive Compensation Plan) (Exhibit 10.16 to the Company's Annual Report on Form 10-K filed September 13, 2021).

+10.10	Form of Restricted Stock Unit Award Agreement (2020 Stock and Incentive Compensation Plan) (Exhibit 10.17 to the Company's Annual Report on Form 10-K filed September 13, 2021).

+10.11	Form of Indemnification Agreement (Exhibit 10 to the Company's Quarterly Report on Form 10-Q filed November 7, 2019).

10.12
Credit Agreement dated as of September 9, 2021 by and among, Matrix Service Company and certain subsidiaries thereof, certain financial institutions as lenders, and Bank of Montreal, as administrative agent (Exhibit 10.19 to the Company's Annual Report on Form 10-K filed September 13, 2021).

10.13
First Amendment and Waiver to Credit Agreement dated October 5, 2020 by and among Matrix Service Company and certain subsidiaries thereof, certain financial institutions as lenders, and Bank of Montreal, as administrative agent (Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 7, 2022).

+10.14	Amended and Restated Matrix Service Company 2021 Severance Plan for Executives (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 10, 2022).

*21	Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

*31.1	Certification Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CEO.

*31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CFO.

*32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CEO.

*32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CFO.

*95	Mine Safety Disclosure.
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

+Management Contract or Compensatory Plan.

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Matrix Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrix Service Company

Date : September 12, 2023	By:	/s/ John R. Hewitt
John R. Hewitt, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jim W. Mogg	Chairman of the Board of Directors	September 12, 2023
Jim W. Mogg

/s/ John R. Hewitt	President, Chief Executive Officer and Director	September 12, 2023
John R. Hewitt	(Principal Executive Officer)

/s/ Kevin S. Cavanah	Vice President and Chief Financial Officer	September 12, 2023
Kevin S. Cavanah	(Principal Accounting and Principal Financial Officer)

/s/ Jose L. Bustamante	Director	September 12, 2023
Jose L. Bustamante

/s/ Martha Z. Carnes	Director	September 12, 2023
Martha Z. Carnes

/s/ John D. Chandler	Director	September 12, 2023
John D. Chandler

/s/ Carlin G. Conner	Director	September 12, 2023
Carlin G. Conner

/s/ Liane K. Hinrichs	Director	September 12, 2023
Liane K. Hinrichs

/s/ James H. Miller	Director	September 12, 2023
James H. Miller