Form 10-Q
period 2023-09-30
MATRIX SERVICE CO
filed 2023-11-09
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 8, 2023 there were 27,213,702 shares of the Company's common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30, 2023	September 30, 2022
Revenue	$197,659	$208,431
Cost of revenue	185,800	195,423
Gross profit	11,859	13,008
Selling, general and administrative expenses	17,113	16,811
Restructuring costs	—	1,287
Operating loss	(5,254)	(5,090)
Other income (expense):
Interest expense	(325)	(372)
Interest income	150	24
Other (Note 3)	2,262	(1,074)
Loss before income tax expense	(3,167)	(6,512)
Provision for federal, state and foreign income taxes	—	—
Net loss	$(3,167)	$(6,512)

Basic loss per common share	$(0.12)	$(0.24)
Diluted loss per common share	$(0.12)	$(0.24)
Weighted average common shares outstanding:
Basic	27,113	26,862
Diluted	27,113	26,862
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2023	September 30, 2022
Net loss	$(3,167)	$(6,512)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(538)	(1,753)
Comprehensive loss	$(3,705)	$(8,265)
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	September 30, 2023	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$27,359	$54,812
Accounts receivable, less allowances (September 30, 2023—$402 and June 30, 2023—$1,061)	152,300	145,764
Costs and estimated earnings in excess of billings on uncompleted contracts	42,369	44,888
Inventories	9,153	7,437
Income taxes receivable	496	496
Prepaid expenses	10,136	5,741
Other current assets	3,235	3,118
Total current assets	245,048	262,256
Restricted cash	25,000	25,000
Property, plant and equipment - net	45,027	47,545
Operating lease right-of-use assets	20,641	21,799
Goodwill	29,055	29,120
Other intangible assets, net of accumulated amortization	2,635	3,066
Other assets, non-current	14,872	11,718
Total assets	$382,278	$400,504
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	September 30, 2023	June 30, 2023
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$74,094	$76,365
Billings on uncompleted contracts in excess of costs and estimated earnings	73,133	85,436
Accrued wages and benefits	11,511	13,679
Accrued insurance	5,749	5,579
Operating lease liabilities	4,281	4,661
Other accrued expenses	2,641	1,815
Total current liabilities	171,409	187,535
Deferred income taxes	25	26
Operating lease liabilities	19,945	20,660
Borrowings under asset-backed credit facility	10,000	10,000
Other liabilities, non-current	1,776	799
Total liabilities	203,155	219,020
Commitments and contingencies
Stockholders’ equity:
Matrix Service Company stockholders' equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of September 30, 2023 and June 30, 2023; 27,209,838 and 27,047,318 shares outstanding as of September 30, 2023 and June 30, 2023, respectively	279	279
Additional paid-in capital	139,773	140,810
Retained earnings	55,750	58,917
Accumulated other comprehensive loss	(9,307)	(8,769)
	186,495	191,237
Treasury stock, at cost — 678,379 shares as of September 30, 2023, and 840,899 shares as of June 30, 2023	(7,372)	(9,753)
Total stockholders' equity	179,123	181,484
Total liabilities and stockholders’ equity	$382,278	$400,504
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2023	September 30, 2022
Operating activities:
Net loss	$(3,167)	$(6,512)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,911	3,642
Stock-based compensation expense	1,755	2,055
Loss (gain) on sale of property, plant and equipment (Note 3)	(2,366)	65
Other	72	(25)
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(6,543)	4,622
Costs and estimated earnings in excess of billings on uncompleted contracts	2,519	(14,857)
Inventories	(1,716)	1,595
Other assets and liabilities	(7,669)	(3,370)
Accounts payable	(2,173)	(6,376)
Billings on uncompleted contracts in excess of costs and estimated earnings	(12,303)	(11,820)
Accrued expenses	(195)	(4,248)
Net cash used by operating activities	(28,875)	(35,229)
Investing activities:
Capital expenditures	(478)	(1,578)
Proceeds from asset sales (Note 3)	2,618	4
Net cash provided (used) by investing activities	2,140	(1,574)

 See accompanying notes.

Matrix Service Company

Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2023	September 30, 2022
Financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	$45	$65
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(456)	(310)
Net cash used by financing activities	(411)	(245)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(307)	(981)
Net decrease in cash, cash equivalents and restricted cash	(27,453)	(38,029)
Cash, cash equivalents and restricted cash, beginning of period	79,812	77,371
Cash, cash equivalents and restricted cash, end of period	$52,359	$39,342
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes	$(27)	$—
Interest	$389	$421
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$6	$101

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances, June 30, 2023	$279	$140,810	$58,917	$(8,769)	$(9,753)	$181,484
Net loss	—	—	(3,167)	—	—	(3,167)
Other comprehensive loss	—	—	—	(538)	—	(538)
Issuance of restricted stock (210,243 shares)	—	(2,738)	—	—	2,738	—
Treasury shares sold to Employee Stock Purchase Plan (7,601 shares)	—	(54)	—	—	99	45
Treasury shares purchased to satisfy tax withholding obligations (55,324 shares)	—	—	—	—	(456)	(456)
Stock-based compensation expense	—	1,755	—	—	—	1,755
Balances, September 30, 2023	$279	$139,773	$55,750	$(9,307)	$(7,372)	$179,123

Balances, June 30, 2022	$279	$139,854	$111,278	$(8,175)	$(15,530)	$227,706
Net loss	—	—	(6,512)	—	—	(6,512)
Other comprehensive loss	—	—	—	(1,753)	—	(1,753)
Issuance of restricted stock (204,827 shares)	—	(4,064)	—	—	4,064	—
Treasury shares sold to Employee Stock Purchase Plan (13,033 shares)	—	(194)	—	—	259	65
Treasury shares purchased to satisfy tax withholding obligations (52,864 shares)	—	—	—	—	(310)	(310)
Stock-based compensation expense	—	2,055	—	—	—	2,055
Balances, September 30, 2022	$279	$137,651	$104,766	$(9,928)	$(11,517)	$221,251

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2023, included in our Annual Report on Form 10-K for the year then ended. The results of operations for the three month period ended September 30, 2023 may not necessarily be indicative of the results of operations for the full year ending June 30, 2024.
Significant Accounting Policies
Our significant accounting policies are detailed in “Note 1 - Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended June 30, 2023.
Note 2 – Revenue
Remaining Performance Obligations
We had $376.5 million of remaining performance obligations yet to be satisfied as of September 30, 2023. We expect to recognize $293.1 million of our remaining performance obligations as revenue within the next twelve months.
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

	September 30, 2023	June 30, 2023	Change
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$42,369	$44,888	$(2,519)
Billings on uncompleted contracts in excess of costs and estimated earnings	(73,133)	(85,436)	12,303
Net contract liabilities	$(30,764)	$(40,548)	$9,784
The difference between the beginning and ending balances of our CIE and BIE primarily results from the timing of revenue recognized relative to the billings on the associated contract. The amount of revenue recognized during the three months ended September 30, 2023 that was included in the June 30, 2023 BIE balance was $62.9 million. This revenue consists primarily of work performed during the period on contracts with customers that had advance billings.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Progress billings in accounts receivable at September 30, 2023 and June 30, 2023 included retentions to be collected within one year of $15.2 million and $16.3 million, respectively. Contract retentions collectible beyond one year are included in other assets, non-current in the Condensed Consolidated Balance Sheets and totaled $13.4 million as of September 30, 2023 and $10.0 million as of June 30, 2023.
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $10.1 million at September 30, 2023 and $9.7 million at June 30, 2023. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings. The determination of our legal basis for a claim requires significant judgment. Generally, collection of amounts related to unpriced change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.
Disaggregated Revenue
Revenue disaggregated by reportable segment is presented in Note 8 - Segment Information. The following tables presents revenue disaggregated by geographic area where the work was performed and by contract type:
Geographic Disaggregation:

	Three Months Ended
	September 30, 2023	September 30, 2022
	(In thousands)
United States	$177,550	$176,180
Canada	16,873	24,925
Other international	3,236	7,326
Total Revenue	$197,659	$208,431

Contract Type Disaggregation:

	Three Months Ended
	September 30, 2023	September 30, 2022
	(In thousands)
Fixed-price contracts	$116,757	$109,473
Time and materials and other cost reimbursable contracts	80,902	98,958
Total Revenue	$197,659	$208,431
Note 3 – Property, Plant and Equipment
Burlington Office Disposal
During the first quarter of fiscal 2024, we sold a previously utilized facility in Burlington, Ontario for $2.7 million in net proceeds, which resulted in a gain of $2.5 million. The gain was included in Other income in the Condensed Consolidated Statements of Income. We closed this previously utilized facility during the second quarter of fiscal 2023 because it was no longer strategic to the future of the business.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Debt
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
The maximum amount that we may borrow under the ABL Facility is subject to a borrowing base, which is based on restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. We are required to maintain a minimum of $25.0 million of restricted cash at all times, but such amounts are also included in the borrowing base. The ABL Facility matures, and any outstanding amounts become due and payable, on September 9, 2026. At September 30, 2023, our borrowing base was $72.9 million, we had $10.0 million of outstanding borrowings, and we had $10.0 million in letters of credit outstanding, which resulted in availability of $52.9 million under the ABL Facility. We repaid all outstanding borrowings in November 2023.
Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, an annual rate of either a base rate (“Base Rate”), an Adjusted Term Secured Overnight Financing Rate ("Adjusted Term SOFR"), or at the Canadian Prime Rate, plus an applicable margin. The Adjusted Term SOFR is defined as (i) the SOFR plus (ii) 11.448 basis points for a one-month tenor and 26.161 basis points for a three-month tenor; provided that the Adjusted Term SOFR cannot be below zero. The Base Rate is defined as a fluctuating interest rate equal to the greater of: (i) rate of interest announced by Bank of Montreal from time to time as its prime rate; (ii) the U.S. federal funds rate plus 0.50%; (iii) Adjusted Term SOFR for one month period plus 1.00%; or (iv) 1.00%. Depending on the amount of average availability, the applicable margin is between 1.00% to 1.50% for Base Rate and Canadian Prime Rate borrowings, which includes either U.S. or Canadian prime rate, and between 2.00% and 2.50% for Adjusted Term SOFR borrowings. Interest is payable either (i) monthly for Base Rate or Canadian Prime Rate borrowings or (ii) the last day of the interest period for Adjusted Term SOFR borrowings, as set forth in the ABL Facility. The fee for undrawn amounts is 0.25% per annum and is due quarterly. The interest rate in effect for borrowings outstanding at September 30, 2023, including applicable margin, was approximately 7.68%.
The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that restrict our ability to sell assets, engage in mergers and acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay cash dividends, issue equity instruments, make distribution or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $15.0 million and (ii) 15.00% of the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00 must be maintained. We were in compliance with all covenants of the ABL Facility as of September 30, 2023.
Note 5 – Income Taxes
Effective Tax Rate
Our effective tax rates were zero for each of the three months ended September 30, 2023 and 2022, respectively. The effective tax rates during both periods were impacted by valuation allowances of $0.2 million and $1.4 million, respectively, placed on deferred tax assets generated during the quarters.
Valuation Allowance
We placed a valuation allowance on our deferred tax assets in the second quarter of fiscal 2022 due to the existence of a cumulative loss over a three-year period. We will continue to place valuation allowances on newly generated deferred tax assets and will realize the benefit associated with the deferred tax assets for which the valuation allowance has been provided to the extent we generate taxable income in the future.

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 – Commitments and Contingencies
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
Litigation
During fiscal 2020, we commenced litigation in an effort to collect an account receivable from an iron and steel customer on a reimbursable contract following the deterioration of the relationship. The unpaid receivable balance at September 30, 2023 was $16.8 million. In connection with our suit, the customer filed certain counterclaims against us. In September 2023, a jury returned a verdict in our favor and awarded us the full contract balance. We received payment in October 2023.
During fiscal 2023, we completed cost reimbursable construction services for a customer at a mining and minerals facility. In late fiscal 2023, after numerous attempts to collect outstanding receivables, we filed a notice of default for lack of payment of outstanding balances, and in early fiscal 2024, we filed a lien on the facility. The customer responded by commencing litigation against us, alleging breach of contract and breach of express warranty. We deny all claims and filed a countersuit against the customer for failure to pay outstanding amounts of accounts receivable, net of BIE, which total $5.4 million as of September 30, 2023. Litigation is unpredictable, however, based on the terms of the contract with this customer, we believe we are entitled to collect the full amount owed under the contract.
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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 – Earnings per Common Share
Basic earnings per share (“Basic EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) includes the dilutive effect of nonvested restricted stock shares. In the event we report a loss, nonvested restricted stock shares are not included since they are anti-dilutive.
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended
	September 30, 2023	September 30, 2022
	(In thousands, except per share data)
Basic EPS:
Net loss	$(3,167)	$(6,512)
Weighted average shares outstanding	27,113	26,862
Basic loss per share	$(0.12)	$(0.24)
Diluted EPS:
Net loss	$(3,167)	$(6,512)
Diluted weighted average shares outstanding	27,113	26,862
Diluted loss per share	$(0.12)	$(0.24)

The following securities ar    e considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended
	September 30, 2023	September 30, 2022
	(In thousands)
Nonvested restricted stock shares	231	95

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8 – Segment Information
We report our results of operations through three reportable segments: Storage and Terminal Solutions, Utility and Power Infrastructure, and Process and Industrial Facilities.
•Storage and Terminal Solutions: primarily consists of engineering, procurement, fabrication, and construction services related to cryogenic and other specialty tanks and terminals for LNG, NGLs, hydrogen, ammonia, propane, butane, liquid nitrogen/liquid oxygen, and liquid petroleum. We also perform work related to traditional aboveground crude oil and refined product storage tanks and terminals. This segment also includes terminal balance of plant work, truck and rail loading/offloading facilities, and marine structures as well as storage tank and terminal maintenance and repair. Finally, we manufacture and sell precision engineered specialty tank products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.
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
•Process and Industrial Facilities: primarily consists of plant maintenance, repair, and turnarounds in the downstream and midstream markets for energy clients including refining and processing of crude oil, fractionating, and marketing of natural gas and natural gas liquids. We also perform engineering, procurement, fabrication, and construction for refinery upgrades and retrofits for renewable fuels. We also construct thermal vacuum test chambers for aerospace and defense industries and other infrastructure for industries including petrochemical, sulfur, mining and minerals primarily in the extraction of non-ferrous metals, cement, agriculture, wastewater treatment facilities and other industrial customers.

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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Results of Operations
(In thousands)

	Three Months Ended
	September 30, 2023	September 30, 2022
Gross revenue
Storage and Terminal Solutions	$90,979	$77,290
Utility and Power Infrastructure	32,395	44,870
Process and Industrial Facilities	75,138	86,745
Total gross revenue	$198,512	$208,905
Less: Inter-segment revenue
Storage and Terminal Solutions	$835	$357
Process and Industrial Facilities	18	117
Total inter-segment revenue	$853	$474
Consolidated revenue
Storage and Terminal Solutions	$90,144	$76,933
Utility and Power Infrastructure	32,395	44,870
Process and Industrial Facilities	75,120	86,628
Total consolidated revenue	$197,659	$208,431
Gross profit (loss)
Storage and Terminal Solutions	$4,953	$7,564
Utility and Power Infrastructure	3,697	1,714
Process and Industrial Facilities	5,078	4,330
Corporate	(1,869)	(600)
Total gross profit	$11,859	$13,008
Selling, general and administrative expenses
Storage and Terminal Solutions	$4,629	$4,158
Utility and Power Infrastructure	1,548	1,738
Process and Industrial Facilities	3,087	4,070
Corporate	7,849	6,845
Total selling, general and administrative expenses	$17,113	$16,811
Restructuring costs
Storage and Terminal Solutions	$—	$522
Utility and Power Infrastructure	—	37
Process and Industrial Facilities	—	315
Corporate	—	413
Total restructuring costs	$—	$1,287
Operating income (loss)
Storage and Terminal Solutions	$324	$2,884
Utility and Power Infrastructure	2,149	(61)
Process and Industrial Facilities	1,991	(55)
Corporate	(9,718)	(7,858)
Total operating loss	$(5,254)	$(5,090)

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)

Total assets by segment were as follows (in thousands):

	September 30, 2023	June 30, 2023
Storage and Terminal Solutions	$148,791	$139,333
Utility and Power Infrastructure	52,143	67,630
Process and Industrial Facilities	99,673	90,514
Corporate	81,671	103,027
Total segment assets	$382,278	$400,504

Note 9 – Restructuring Costs
In fiscal 2020, we initiated a business improvement plan to increase profitability and reduce our cost structure in order to help us become more competitive and deliver higher quality service. As a result of specific events, including the effects of the COVID-19 pandemic and related market disruptions, the Company expanded its business improvement plan.
The business improvement plan consisted of an initial phase of discretionary cost reductions, workforce reductions, reduction of capital expenditures and the reduction in size or closure of certain offices in order to increase the utilization of our staff and bring the cost structure of the business in line with revenue volumes. In fiscal 2022, we commenced a second phase of our plan to focus on centralization of support functions, including business development, accounting, human resources, procurement and project services into shared service centers. During the three months ended September 30, 2022, we incurred $1.3 million which was primarily related to severance and other personnel-related costs in connection with the second phase of our plan. Our restructuring efforts were substantially complete as of June 30, 2023.

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
•our expectations regarding pending litigation; and
•expansion and other trends of the industries we serve.

These statements are based on certain assumptions and analyses we made in light of our experience and our historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•any risk factors discussed in this Form 10-Q, Form 10-K for the fiscal year ended June 30, 2023, and in our other filings with the Securities and Exchange Commission;
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
RESULTS OF OPERATIONS
Overview
We report our results of operations through three reportable segments: Storage and Terminal Solutions, Utility and Power Infrastructure, and Process and Industrial Facilities.
•Storage and Terminal Solutions: primarily consists of engineering, procurement, fabrication, and construction services related to cryogenic and other specialty tanks and terminals for LNG, NGLs, hydrogen, ammonia, propane, butane, liquid nitrogen/liquid oxygen, and liquid petroleum. We also perform work related to traditional aboveground crude oil and refined product storage tanks and terminals. This segment also includes terminal balance of plant work, truck and rail loading/offloading facilities, and marine structures as well as storage tank and terminal maintenance and repair. Finally, we manufacture and sell precision engineered specialty tank products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.
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
•Process and Industrial Facilities: primarily consists of plant maintenance, repair, and turnarounds in the downstream and midstream markets for energy clients including refining and processing of crude oil, fractionating, and marketing of natural gas and natural gas liquids. We also perform engineering, procurement, fabrication, and construction for refinery upgrades and retrofits for renewable fuels. We also construct thermal vacuum test chambers for aerospace and defense industries and other infrastructure for industries including petrochemical, sulfur, mining and minerals primarily in the extraction of non-ferrous metals, cement, agriculture, wastewater treatment facilities and other industrial customers.
Operational Update
We received $497.4 million of project awards during the first quarter of fiscal 2024, which resulted in a book-to-bill ratio of 2.5 for the quarter. Backlog was $1.4 billion as of September 30, 2023, which is at the highest level since the fourth quarter of fiscal 2015. We continued to build on the momentum from project awards in fiscal 2023 and our bidding activity continues to be strong, especially in LNG and specialty vessel storage projects. We expect recent project awards and backlog growth to return revenue volumes to pre-pandemic levels; however, we are not expecting a meaningful uplift to revenue volumes until the third quarter of fiscal 2024 due to the timing of project starts of many of our recently awarded large capital projects. These awards are expected to generate increased revenue over a multi-year period. Additionally, many of the projects booked in recent quarters are large capital projects with expected gross margins at our pre-pandemic historical gross margin range. We expect growing revenue volume combined with cost reductions implemented in recent years to allow us to better leverage our cost structure, further enhancing gross margins and operating income in the second half of fiscal 2024 and beyond.
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

For long-term maintenance contracts with no minimum commitments and other established customer agreements, we include only the amounts that we expect to recognize as revenue over the next 12 months. For arrangements in which we have received a LNTP, we include the entire scope of work in our backlog if we conclude that the likelihood of the full project proceeding is probable. For all other arrangements, we calculate backlog as the estimated contract amount less revenue recognized as of the reporting date.
The following table provides a summary of changes in our backlog for the three months ended September 30, 2023:

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Total
	(In thousands)
Backlog as of June 30, 2023	$270,659	$459,518	$359,921	$1,090,098
Project awards	414,645	23,089	59,660	497,394
Revenue recognized	(90,144)	(32,395)	(75,120)	(197,659)
Backlog as of September 30, 2023	$595,160	$450,212	$344,461	$1,389,833
Book-to-bill ratio(1)	4.6	0.7	0.8	2.5

(1)Calculated by dividing project awards by revenue recognized during the period
Backlog increased $299.7 million or 27.5% in the first quarter of fiscal 2024 on project awards of $497.4 million and a book-to-bill ratio of 2.5.
In the Storage and Terminal Solutions segment, backlog increased by 119.9% as we booked $414.6 million of project awards during the first quarter of fiscal 2024. Included in project awards was a significant LNG storage capital project. This segment includes significant opportunities for storage infrastructure projects related to natural gas, LNG, ammonia, hydrogen, NGLs and other forms of renewable energy. We believe LNG and hydrogen projects will be key growth drivers for this segment. Bidding activity on LNG projects has been strong.
In the Utility and Power Infrastructure segment, backlog decreased by 2.0% as we booked $23.1 million of project awards during the first quarter of fiscal 2024. Project opportunities and bidding activity are strong for both the power delivery portion of the business and LNG peak shaving.
In the Process and Industrial Facilities segment, backlog decreased by 4.3% as we booked $59.7 million of project awards during the first quarter of fiscal 2024. Project awards during the quarter were driven by contract growth on a refinery retrofit project at a biodiesel facility and spending related to refinery maintenance and turnaround operations. We continue to see demand for thermal vacuum chambers in the coming quarters, as well as increasing opportunities in mining and minerals, chemicals, and renewables. In addition, we are continuing to pursue opportunities for midstream gas work, including some larger scale projects.
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
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Consolidated
Consolidated revenue was $197.7 million for the three months ended September 30, 2023, compared to $208.4 million in the same period last year. On a segment basis, revenue decreased in the Utility and Power Infrastructure and Process and Industrial Facilities segments by $12.5 million and $11.5 million, respectively. These decreases were partially offset by a $13.2 million increase in revenue in the Storage and Terminal Solutions segment.
Consolidated gross profit decreased to $11.9 million in the three months ended September 30, 2023 compared to a gross profit of $13.0 million in the same period last year. Gross margin of 6.0% in the three months ended September 30, 2023 was consistent with the gross margin of 6.2% in the same period last year. Gross margins in the first quarter of fiscal 2024 were negatively impacted by the under-recovery of construction overhead costs. We expect this under-recovery to be temporary as we have maintained overhead resources at levels needed to support significantly higher revenue volumes in the second half of fiscal 2024. Gross margins in the first quarter of fiscal 2023 were also negatively impacted by the under-recovery of construction overhead costs.
Consolidated SG&A expenses were $17.1 million in the three months ended September 30, 2023 compared to $16.8 million in the same period last year. We incurred an additional $1.8 million of expense associated with the variable accounting for cash-settled stock-based compensation, which increased due to a higher stock price. This increase was offset by various other lower costs, which includes continued streamlining of the business as well as delaying certain costs based on the timing of revenue.
Interest expense was $0.3 million in the three months ended September 30, 2023 compared to $0.4 million in the three months ended September 30, 2022. Interest expense in both periods consisted primarily of interest on debt outstanding, unused capacity fees, amortization of deferred debt issuance costs and letter of credit fees.
Other income during the three months ended September 30, 2023 included a gain of $2.5 million on the sale of a previously utilized facility in Burlington, Ontario. We received $2.7 million in net proceeds from the sale. We closed this previously utilized facility during the second quarter of fiscal 2023 because it was no longer strategic to the future of the business.
Our effective tax rates for the three months ended September 30, 2023 and September 30, 2022 were zero. The effective tax rates during both periods were impacted by valuation allowances of $0.2 million and $1.4 million, respectively, placed on deferred tax assets generated during the quarters. We placed a valuation allowance on our deferred tax assets in the second quarter of fiscal 2022 due to the existence of a cumulative loss over a three-year period. We will continue to place valuation allowances on newly generated deferred tax assets and will realize the benefit associated with the deferred tax assets for which the valuation allowance has been provided to the extent we generate taxable income in the future.
For the three months ended September 30, 2023, we had a net loss of $3.2 million or $0.12 per fully diluted share, compared to a net loss of $6.5 million, or $0.24 per fully diluted share, in the three months ended September 30, 2022.
Storage and Terminal Solutions
Revenue for the Storage and Terminal Solutions segment was $90.1 million in the three months ended September 30, 2023 compared to $76.9 million in the same period last year. The increase in segment revenue is primarily a result of higher volumes of specialty vessel capital projects.
The segment gross margin was 5.5% for the three months ended September 30, 2023 compared to a gross margin of 9.8% in the same period last year. The first quarter fiscal 2024 segment gross margin was negatively impacted by the under-recovery of construction overhead costs. We have allocated additional resources to this segment to support recent awards and additional revenue in the second half of fiscal 2024. As these revenues increase, we expect to reach full recovery of construction overhead costs in the second half of fiscal 2024. The fiscal 2023 segment gross margin was positively impacted by strong project execution, partially offset by low revenue volume, which led to under-recovery of construction overhead costs.
Utility and Power Infrastructure
Revenue for the Utility and Power Infrastructure segment was $32.4 million in the three months ended September 30, 2023 compared to $44.9 million in the same period last year. The decrease is primarily due to a net decrease in natural gas peak shaving capital work and lower volumes of power delivery work. The decrease related to natural gas peak shaving capital work is temporary as we expect recently awarded large peak shaving projects to ramp up in the first half of fiscal 2024 driving higher revenue in the second half of the fiscal year.
The segment gross margin was 11.4% for the three months ended September 30, 2023 compared to a gross margin of 3.8% in the same period last year. The segment gross margin for the first quarter of fiscal 2024 was positively impacted by strong project execution which led to favorable project closeouts. This was partially offset by the under-recovery of construction overhead costs due low revenue volumes. The segment gross margin for first quarter ended September 30, 2022 was negatively impacted by low revenue volume, which led to the under-recovery of construction overhead costs, and work on a large capital project with a previously reduced gross margin.
Process and Industrial Facilities
Revenue for the Process and Industrial Facilities segment was $75.1 million in the three months ended September 30, 2023 compared to $86.6 million in the same period last year. The decrease was primarily due to lower volumes of midstream gas processing capital work and the sale of the industrial cleaning business during the fourth quarter of fiscal 2023.

The segment gross margin was 6.8% for the three months ended September 30, 2023 compared to 5.0% in the same period last year. The segment gross margin in the first quarter of fiscal 2024 was negatively impacted by the under-recovery of construction overhead costs due to low revenue volume. Otherwise, project execution was generally strong in this segment including the completion of a midstream gas processing project in line with our previous forecast. The segment gross margin in the first quarter of fiscal 2023 was negatively impacted by work on a midstream gas processing project that experienced increases in forecasted costs to complete in the prior year, which reduced the remaining margin realized on the project. In addition, revenue volumes were still too low to fully recover construction overhead costs, which negatively impacted segment gross margin.
Corporate
Unallocated corporate expenses were $9.7 million during the three months ended September 30, 2023 compared to $7.9 million in the same period last year. The increase was primarily due to higher cash-settled stock-based compensation due to an increase in the price of our stock and legal costs related to a jury trial that resulted in a verdict in our favor, see Note 6 - Commitments and Contingencies, Litigation, for more information.
Non-GAAP Financial Measures
Adjusted Net Loss
We have presented Adjusted net loss, which we define as Net loss before restructuring costs, gain on sale of assets, and the tax impact of these adjustments because we believe it better depicts our core operating results. We believe that the line item on our Condensed Consolidated Statements of Income entitled “Net loss” is the most directly comparable GAAP measure to Adjusted net loss. Since Adjusted net loss is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, Net loss as an indicator of operating performance. Adjusted net loss, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not a measure of our ability to fund our cash needs. As Adjusted net loss excludes certain financial information compared with Net loss, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, Adjusted net loss, has certain material limitations as follows:
•It does not include restructuring costs. Restructuring costs represent material costs that were incurred and are oftentimes cash expenses. Therefore, any measure that excludes restructuring costs has material limitations.
•It does not include gain on the sale of assets. While this sale occurred outside the normal course of business, any measure that excludes this gain has inherent limitations since the sale resulted in a material inflow of cash.
A reconciliation of Net loss to Adjusted net loss follows:

Reconciliation of Net Loss to Adjusted Net Loss(1)
(In thousands, except per share data)

	Three Months Ended
	September 30, 2023	September 30, 2022
Net loss, as reported	$(3,167)	$(6,512)
Restructuring costs	—	1,287
Gain on sale of assets(2)	(2,536)	—
Tax impact of adjustments(3)	—	—
Adjusted net loss	$(5,703)	$(5,225)

Loss per share, as reported	$(0.12)	$(0.24)
Adjusted loss per share	$(0.21)	$(0.19)

(1)Beginning with the first quarter of fiscal 2024, the definition of Adjusted net loss and Adjusted loss per share was updated to no longer include changes in the valuation allowance of deferred tax assets. Prior period information has been adjusted to conform to the updated definition of Adjusted net loss and Adjusted loss per share.
(2)Represents gain on the sale of our Burlington, ON office. See Item 1, Note 3 - Property, Plant and Equipment, Burlington Office Disposal, for more information.

(3)Represents the tax impact of the adjustments to Net loss, calculated using the applicable effective tax rate of the adjustment.

Adjusted EBITDA

We have presented Adjusted EBITDA, which we define as Net loss before restructuring costs, gain on sale of assets, stock-based compensation, interest expense, and depreciation and amortization, because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our Condensed Consolidated Statements of Income entitled “Net loss” is the most directly comparable GAAP measure to Adjusted EBITDA. Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, Net loss as an indicator of operating performance. Adjusted EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not a measure of our ability to fund our cash needs. As Adjusted EBITDA excludes certain financial information compared with Net loss, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, Adjusted EBITDA, has certain material limitations as follows:
•It does not include restructuring costs. Restructuring costs represent material costs that were incurred and are oftentimes cash expenses. Therefore, any measure that excludes restructuring costs has material limitations.
•It does not include gain on the sale of assets. While this sale occurred outside the normal course of business, any measure that excludes this gain has inherent limitations since the sale resulted in a material inflow of cash.
•It does not include equity-settled stock-based compensation expense. Stock-based compensation represents material amounts of equity that are awarded to our employees and directors for services rendered. While the expense is non-cash, we historically release vested shares out of our treasury stock, which has been replenished by using cash to periodically repurchase our stock. Therefore, any measure that excludes stock-based compensation has material limitations.
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
A reconciliation of Net loss to Adjusted EBITDA follows:

	Three Months Ended
	September 30, 2023	September 30, 2022
	(In thousands)
Net loss	$(3,167)	$(6,512)
Restructuring costs	—	1,287
Gain on sale of assets(1)	(2,536)	—
Stock-based compensation(2)	1,755	2,055
Interest expense	325	372
Depreciation and amortization	2,911	3,642
Adjusted EBITDA	$(712)	$844

(1)Represents gain on the sale of our Burlington, ON office. See Item 1, Note 3 - Property, Plant and Equipment, Burlington Office Disposal, for more information.
(2)Represents only the equity-settled portion of our stock-based compensation expense.

Seasonality and Other Factors
Our operating results can exhibit seasonal fluctuations, especially in our Process and Industrial Facilities and Utility and Power Infrastructure segments, for a variety of reasons. Turnarounds and planned outages at customer facilities are typically scheduled in the spring or fall, when the demand for energy is lower. Within the Utility and Power Infrastructure segment, transmission and distribution work is generally scheduled by the public utilities when the demand for electricity is at its lowest. Therefore, revenue volume in the summer months is typically lower than in other periods throughout the year.
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
Our overhead cost structure is generally fixed. Significant fluctuations in revenue usually leads to over or under-recovery of fixed overhead costs, which can have a material impact on our gross margin and profitability.

LIQUIDITY AND CAPITAL RESOURCES

Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity at September 30, 2023 were unrestricted cash and cash equivalents on hand, capacity under our ABL Facility, and cash generated from operations. Unrestricted cash and cash equivalents at September 30, 2023 totaled $27.4 million and availability under the ABL Facility totaled $52.9 million, resulting in total liquidity of $80.3 million.
The following table provides cash and cash equivalents, restricted cash and total cash in the Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2023	June 30, 2023
Cash and cash equivalents	$27,359	$54,812
Restricted cash	25,000	25,000
Total cash, cash equivalents and restricted cash	$52,359	$79,812
The following table provides a summary of changes in our liquidity for the three months ended September 30, 2023 (in thousands):

Liquidity at June 30, 2023	$92,554
Cash used by operating activities	(28,875)
Proceeds from asset sales	2,618
Capital expenditures	(478)
Increase in availability under ABL Facility	15,151
Cash used by financing activities	(411)
Effect of exchange rate changes on cash	(307)
Liquidity at September 30, 2023	$80,252

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

•strategic investments in new operations or divestitures of existing operations;

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
The maximum amount that we may borrow under the ABL Facility is subject to a borrowing base, which is based on restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. We are required to maintain a minimum of $25.0 million of restricted cash at all times, but such amounts are also included in the borrowing base. The ABL Facility matures, and any outstanding amounts become due and payable, on September 9, 2026. At September 30, 2023, our borrowing base was $72.9 million, we had $10.0 million of outstanding borrowings, and we had $10.0 million in letters of credit outstanding, which resulted in availability of $52.9 million under the ABL Facility. We repaid all outstanding borrowings in November 2023.

Borrowings under the ABL Facility bear interest through maturity at a variable rate based upon, at our option, an annual rate of either a base rate (“Base Rate”), an Adjusted Term Secured Overnight Financing Rate ("Adjusted Term SOFR"), or at the Canadian Prime Rate, plus an applicable margin. The Adjusted Term SOFR is defined as (i) the SOFR plus (ii) 11.448 basis points for a one-month tenor and 26.161 basis points for a three-month tenor; provided that the Adjusted Term SOFR cannot be below zero. The Base Rate is defined as a fluctuating interest rate equal to the greater of: (i) rate of interest announced by Bank of Montreal from time to time as its prime rate; (ii) the U.S. federal funds rate plus 0.50%; (iii) Adjusted Term SOFR for one month period plus 1.00%; or (iv) 1.00%. Depending on the amount of average availability, the applicable margin is between 1.00% to 1.50% for Base Rate and Canadian Prime Rate borrowings, which includes either U.S. or Canadian prime rate, and between 2.00% and 2.50% for Adjusted Term SOFR borrowings. Interest is payable either (i) monthly for Base Rate or Canadian Prime Rate borrowings or (ii) the last day of the interest period for Adjusted Term SOFR borrowings, as set forth in the ABL Facility. The fee for undrawn amounts is 0.25% per annum and is due quarterly. The interest rate in effect for borrowings outstanding at September 30, 2023, including applicable margin, was approximately 7.68%.
The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that restrict our ability to sell assets, engage in mergers and acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay cash dividends, issue equity instruments, make distribution or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $15.0 million and (ii) 15.00% of the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00 must be maintained. We were in compliance with all covenants of the ABL Facility as of September 30, 2023.
Cash Flow for the Three Months Ended September 30, 2023
Cash Flows used by Operating Activities
Cash used by operating activities for the three months ended September 30, 2023 totaled $28.9 million. The various components are as follows:

Net Cash Used by Operating Activities
(In thousands)

Net loss	$(3,167)
Depreciation and amortization	2,911
Stock-based compensation	1,755
Other non-cash expenses	(2,294)
Cash effect of changes in operating assets and liabilities	(28,080)
Net cash used by operating activities	$(28,875)
Cash effect of changes in operating assets and liabilities at September 30, 2023 in comparison to June 30, 2023 include the following:

•Accounts receivable, excluding credit losses recognized during the period, increased by $6.5 million during the three months ended September 30, 2023, which decreased cash flows from operating activities. The variance is primarily attributable to the timing of billing and collections.

•Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") decreased $2.5 million, which increased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") decreased $12.3 million, which decreased cash flows from operating activities. CIE and BIE balances can experience significant fluctuations based on business volumes and the timing of when job costs are incurred and the timing of customer billings and payments. The decrease in BIE was primarily due to continued work on capital projects that received upfront billings in the prior year.

•Inventories, income taxes receivable, prepaid expenses, other current assets, operating right-of-use lease assets and other assets, non-current, increased $8.2 million during the three months ended September 30, 2023, which decreased cash flows from operating activities. These operating assets can fluctuate based on the timing of inventory builds and draw-downs, accrual and receipt of income taxes receivable; prepayments of certain expenses; lease commencement, passage of time, expiration, or termination of operating leases; business volumes; and other timing differences. The increase was primarily due to the payment of annual insurance premiums as well as inventory purchases associated with projects in our growing backlog.

•Accounts payable, accrued wages and benefits, accrued insurance, operating lease liabilities, other accrued expenses, and other liabilities, non-current decreased by $3.6 million during the three months ended September 30, 2023, which decreased cash flows from operating activities. These operating liabilities can fluctuate based on the timing of vendor payments; accruals; lease commencement, lease payments, expiration, or termination of operating leases; business volumes; and other timing differences.

Cash Flows Provided by Investing Activities
Investing activities provided $2.1 million of cash in the three months ended September 30, 2023 primarily due to proceeds from asset sales, partially offset by capital expenditures. During the first quarter of fiscal 2024, we sold a previously utilized facility in Burlington, Ontario for $2.7 million in net proceeds, which resulted in a gain of $2.5 million. We closed this previously utilized facility during the second quarter of fiscal 2023 because it was no longer strategic to the future of the business. Capital expenditures of $0.5 million during the first quarter of fiscal 2024 primarily consisted of transportation equipment.
Cash Flows Used by Financing Activities
Financing activities used $0.4 million of cash in the three months ended September 30, 2023 primarily due to $0.5 million paid to repurchase our stock for payment of withholding taxes due on equity-based compensation.
Dividend Policy
We have never paid cash dividends on our common stock and the terms of our ABL Facility limit dividends to stock dividends only. Any future dividend payments will depend on the terms of our ABL Facility, our financial condition, capital requirements and earnings as well as other relevant factors.
Stock Repurchase Program
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. We made no repurchases under the program in the three months ended September 30, 2023 and have no current plans to repurchase stock. As of September 30, 2023, there were 1,349,037 shares available for repurchase under the Stock Buyback Program. The terms of our ABL Facility limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and do not violate our Fixed Charge Coverage Ratio financial covenant.
Treasury Shares
We had 678,379 treasury shares as of September 30, 2023 and intend to utilize these treasury shares in connection with equity awards under the our stock incentive plans and for sales to the Employee Stock Purchase Plan.

CRITICAL ACCOUNTING POLICIES
There have been no material changes in our critical accounting policies from those reported in our fiscal 2023 Annual Report on Form 10-K filed with the SEC. For more information on our critical accounting policies, see Part II, Item 7 of our fiscal 2023 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in market risk faced by us from those reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the Securities and Exchange Commission. For more information on market risk, see Part II, Item 7A in our fiscal 2023 Annual Report on Form 10-K.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2023.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended September 30, 2023.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to a number of legal proceedings. See Part I., Item 1. Financial Statements, Note 6 - Commitments and Contingencies, Litigation, for a description of our material ongoing litigation.
Item 1A. Risk Factors
There were no material changes in our Risk Factors from those reported in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below sets forth information with respect to purchases we made of our common stock during the first quarter of fiscal year 2024.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (C)
July 1 to July 31, 2023
Stock Buyback Program (A)	—	$—	—	1,349,037
Employee Transactions (B)	—	$—	—	—
August 1 to August 31, 2023
Stock Buyback Program (A)	—	$—	—	1,349,037
Employee Transactions (B)	55,324	$8.25	—	—
September 1 to September 30, 2023
Stock Buyback Program (A)	—	$—	—	1,349,037
Employee Transactions (B)	—	$—	—	—
(A)Represents shares purchased under our Stock Buyback Program.
(B)Represents shares withheld to satisfy the employee’s tax withholding obligation that is incurred upon the vesting of deferred shares granted under our stock incentive plans.
(C)We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. The terms of our ABL Facility also limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and we do not violate our Fixed Charge Coverage Ratio financial covenant. We made no repurchases under the program in the first quarter of fiscal 2024 and have no current plans to repurchase stock.

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

MATRIX SERVICE COMPANY

Date:	November 9, 2023	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer