Form 10-Q
period 2023-12-31
MATRIX SERVICE CO
filed 2024-02-08
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 7, 2024 there were 27,304,734 shares of the Company's common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Revenue	$175,042	$193,840	$372,701	$402,271
Cost of revenue	164,453	195,142	350,253	390,565
Gross profit (loss)	10,589	(1,302)	22,448	11,706
Selling, general and administrative expenses	15,731	17,545	32,844	34,356
Goodwill impairment	—	12,316	—	12,316
Restructuring costs	—	1,278	—	2,565
Operating loss	(5,142)	(32,441)	(10,396)	(37,531)
Other income (expense):
Interest expense	(319)	(916)	(644)	(1,288)
Interest income	162	46	312	70
Other (Note 3)	2,454	484	4,716	(590)
Loss before income tax expense	(2,845)	(32,827)	(6,012)	(39,339)
Provision for federal, state and foreign income taxes	6	—	6	—
Net loss	$(2,851)	$(32,827)	$(6,018)	$(39,339)

Basic loss per common share	$(0.10)	$(1.22)	$(0.22)	$(1.46)
Diluted loss per common share	$(0.10)	$(1.22)	$(0.22)	$(1.46)
Weighted average common shares outstanding:
Basic	27,377	26,999	27,314	26,916
Diluted	27,377	26,999	27,314	26,916
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Net loss	$(2,851)	$(32,827)	$(6,018)	$(39,339)
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	562	1,265	24	(488)
Comprehensive loss	$(2,289)	$(31,562)	$(5,994)	$(39,827)
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	December 31, 2023	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$47,160	$54,812
Accounts receivable, less allowances (December 31, 2023—$408 and June 30, 2023—$1,061)	158,182	145,764
Costs and estimated earnings in excess of billings on uncompleted contracts	40,426	44,888
Inventories	8,441	7,437
Income taxes receivable	449	496
Prepaid expenses	8,470	5,741
Other current assets	4,184	3,118
Total current assets	267,312	262,256
Restricted cash	25,000	25,000
Property, plant and equipment - net	42,486	47,545
Operating lease right-of-use assets	18,992	21,799
Goodwill	29,131	29,120
Other intangible assets, net of accumulated amortization	2,202	3,066
Other assets, non-current	19,711	11,718
Total assets	$404,834	$400,504
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	December 31, 2023	June 30, 2023
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$61,887	$76,365
Billings on uncompleted contracts in excess of costs and estimated earnings	117,273	85,436
Accrued wages and benefits	13,804	13,679
Accrued insurance	5,781	5,579
Operating lease liabilities	3,981	4,661
Other accrued expenses	2,339	1,815
Total current liabilities	205,065	187,535
Deferred income taxes	26	26
Operating lease liabilities	18,655	20,660
Borrowings under asset-backed credit facility	—	10,000
Other liabilities, non-current	2,178	799
Total liabilities	225,924	219,020
Commitments and contingencies
Stockholders’ equity:
Matrix Service Company stockholders' equity:
Common stock—$0.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of December 31, 2023 and June 30, 2023; 27,300,485 and 27,047,318 shares outstanding as of December 31, 2023 and June 30, 2023, respectively	279	279
Additional paid-in capital	140,668	140,810
Retained earnings	52,899	58,917
Accumulated other comprehensive loss	(8,745)	(8,769)
	185,101	191,237
Treasury stock, at cost — 587,732 shares as of December 31, 2023, and 840,899 shares as of June 30, 2023	(6,191)	(9,753)
Total stockholders' equity	178,910	181,484
Total liabilities and stockholders’ equity	$404,834	$400,504
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	December 31, 2023	December 31, 2022
Operating activities:
Net loss	$(6,018)	$(39,339)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,692	7,177
Goodwill impairment	—	12,316
Stock-based compensation expense	3,785	3,747
Loss (gain) on sale of property, plant and equipment (Note 3)	(4,589)	42
Other	125	82
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable	(19,752)	(28,125)
Costs and estimated earnings in excess of billings on uncompleted contracts	4,462	(1,836)
Inventories	(1,004)	1,993
Other assets and liabilities	(1,763)	(5,170)
Accounts payable	(14,303)	5,253
Billings on uncompleted contracts in excess of costs and estimated earnings	31,837	34,656
Accrued expenses	2,257	(8,381)
Net cash provided (used) by operating activities	729	(17,585)
Investing activities:
Capital expenditures	(859)	(2,843)
Proceeds from asset sales (Note 3)	2,806	31
Net cash provided (used) by investing activities	1,947	(2,812)

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	December 31, 2023	December 31, 2022
Financing activities:
Advances under asset-backed credit facility	$10,000	$10,000
Repayments of advances under asset-backed credit facility	(20,000)	(10,000)
Proceeds from issuance of common stock under employee stock purchase plan	$91	$136
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(456)	(310)
Net cash used by financing activities	(10,365)	(174)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	37	(336)
Net decrease in cash, cash equivalents and restricted cash	(7,652)	(20,907)
Cash, cash equivalents and restricted cash, beginning of period	79,812	77,371
Cash, cash equivalents and restricted cash, end of period	$72,160	$56,464
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes	$(43)	$—
Interest	$647	$1,056
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$71	$476

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances, September 30, 2023	$279	$139,773	$55,750	$(9,307)	$(7,372)	$179,123
Net loss	—	—	(2,851)	—	—	(2,851)
Other comprehensive income	—	—	—	562	—	562
Issuance of restricted stock (86,783 shares)	—	(1,131)	—	—	1,131	—
Treasury shares sold to Employee Stock Purchase Plan (3,864 shares)	—	(4)	—	—	50	46
Stock-based compensation expense	—	2,030	—	—	—	2,030
Balances, December 31, 2023	$279	$140,668	$52,899	$(8,745)	$(6,191)	$178,910

Balances, September 30, 2022	$279	$137,651	$104,766	$(9,928)	$(11,517)	$221,251
Net loss	—	—	(32,827)	—	—	(32,827)
Other comprehensive income	—	—	—	1,265	—	1,265
Issuance of restricted stock (54,702 shares)	—	(1,085)	—	—	1,085	—
Treasury shares sold to Employee Stock Purchase Plan (17,111 shares)	—	(269)	—	—	340	71
Stock-based compensation expense	—	1,692	—	—	—	1,692
Balances, December 31, 2022	$279	$137,989	$71,939	$(8,663)	$(10,092)	$191,452

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances, June 30, 2023	$279	$140,810	$58,917	$(8,769)	$(9,753)	$181,484
Net loss	—	—	(6,018)	—	—	(6,018)
Other comprehensive income	—	—	—	24	—	24
Issuance of restricted stock (297,026 shares)	—	(3,868)	—	—	3,868	—
Treasury shares sold to Employee Stock Purchase Plan (11,465 shares)	—	(59)	—	—	150	91
Treasury shares purchased to satisfy tax withholding obligations (55,324 shares)	—	—	—	—	(456)	(456)
Stock-based compensation expense	—	3,785	—	—	—	3,785
Balances, December 31, 2023	$279	$140,668	$52,899	$(8,745)	$(6,191)	$178,910

Balances, June 30, 2022	$279	$139,854	$111,278	$(8,175)	$(15,530)	$227,706
Net loss	—	—	(39,339)	—	—	(39,339)
Other comprehensive loss	—	—	—	(488)	—	(488)
Issuance of restricted stock (259,529 shares)	—	(5,149)	—	—	5,149	—
Treasury shares sold to Employee Stock Purchase Plan (30,144 shares)	—	(463)	—	—	599	136
Treasury shares purchased to satisfy tax withholding obligations (52,864 shares)	—	—	—	—	(310)	(310)
Stock-based compensation expense	—	3,747	—	—	—	3,747
Balances, December 31, 2022	$279	$137,989	$71,939	$(8,663)	$(10,092)	$191,452

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2023, included in our Annual Report on Form 10-K for the year then ended. The results of operations for the three and six month periods ended December 31, 2023 may not necessarily be indicative of the results of operations for the full year ending June 30, 2024.
Significant Accounting Policies
Our significant accounting policies are detailed in “Note 1 - Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended June 30, 2023.

Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosures about a public entity’s reportable segments and requires enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The update will be effective for annual periods beginning after December 15, 2023 (fiscal 2025). We are assessing the effect of this update on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024 (fiscal 2026). We are assessing the effect of this update on our consolidated financial statements and related disclosures.

Other accounting pronouncements issued but not effective until after December 31, 2023 are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.
Note 2 – Revenue
Remaining Performance Obligations
We had $749.4 million of remaining performance obligations yet to be satisfied as of December 31, 2023. We expect to recognize $437.1 million of our remaining performance obligations as revenue within the next twelve months.
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

	December 31, 2023	June 30, 2023	Change
	(In thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$40,426	$44,888	$(4,462)
Billings on uncompleted contracts in excess of costs and estimated earnings	(117,273)	(85,436)	(31,837)
Net contract liabilities	$(76,847)	$(40,548)	$(36,299)
The difference between the beginning and ending balances of our CIE and BIE primarily results from the timing of revenue recognized relative to the billings on the associated contract. The amount of revenue recognized during the six months ended December 31, 2023 that was included in the June 30, 2023 BIE balance was $78.3 million. This revenue consists primarily of work performed during the period on contracts with customers that had advance billings.
Progress billings in accounts receivable at December 31, 2023 and June 30, 2023 included retentions to be collected within one year of $14.7 million and $16.3 million, respectively. Contract retentions collectible beyond one year are included in other assets, non-current in the Condensed Consolidated Balance Sheets and totaled $17.6 million as of December 31, 2023 and $10.0 million as of June 30, 2023.
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $11.8 million at December 31, 2023 and $9.7 million at June 30, 2023. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings. The determination of our legal basis for a claim requires significant judgment. Generally, collection of amounts related to unpriced change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.
Disaggregated Revenue
Revenue disaggregated by reportable segment is presented in Note 9 - Segment Information. The following tables presents revenue disaggregated by geographic area where the work was performed and by contract type:
Geographic Disaggregation:

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(In thousands)
United States	$156,409	$170,290	$333,959	$346,470
Canada	14,548	20,885	31,421	45,810
Other international	4,085	2,665	7,321	9,991
Total Revenue	$175,042	$193,840	$372,701	$402,271

Contract Type Disaggregation:

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(In thousands)
Fixed-price contracts	$97,711	$105,283	$214,468	$214,756
Time and materials and other cost reimbursable contracts	77,331	88,557	158,233	187,515
Total Revenue	$175,042	$193,840	$372,701	$402,271

Revisions in Estimates
During fiscal 2023, unfavorable changes in the estimated recovery of change orders and increased forecasted costs to complete and closeout certain midstream gas processing construction work in the Process and Industrial Facilities segment resulted in a reduction of gross profit of $9.6 million and $9.4 million during the three and six months ended December 31, 2022, respectively. This was primarily the result of the client not approving adequate compensation to us for the impact that excessive scope changes had on our ability to progress the work according to forecast and for the impacts of global supply chain issues and inflation.
Note 3 – Property, Plant and Equipment
Building Disposals
During the second quarter of fiscal 2024, we sold a facility in Catoosa, Oklahoma for $2.7 million in net proceeds, which resulted in a gain of $2.0 million. Proceeds were received in January 2024. The gain was included in Other income in the Condensed Consolidated Statements of Income. The facility was previously utilized for our industrial cleaning business, which was sold during the fourth quarter of fiscal 2023. The Catoosa, Oklahoma facility was closed as it was no longer strategic to the future of the business.

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
Note 4 – Goodwill
During the second quarter of fiscal 2023,we had indicators of a potential impairment and performed an interim impairment test within the Process and Industrial Facilities segment. We concluded that its $12.3 million of goodwill was fully impaired and recognized the impairment in operating income during the three and six months ended December 31, 2022. We did not record any impairments during the three and six months ended December 31, 2023.
Note 5 – Debt
On September 9, 2021, the Company and our primary U.S. and Canada operating subsidiaries entered into an asset-based credit agreement, which was amended on October 5, 2022 and December 29, 2023 (as amended, the "ABL Facility"), with Bank of Montreal, as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer, and the lenders named therein. The maximum amount of loans under the ABL Facility is limited to $90.0 million. The ABL Facility's available borrowings may be increased by an amount not to exceed $15.0 million, subject to certain conditions, including obtaining additional commitments. The ABL Facility is intended to be used for working capital, capital expenditures, issuances of letters of credit and other lawful purposes. Our obligations under the ABL Facility are guaranteed by substantially all of our U.S. and Canadian subsidiaries and are secured by a first lien on all our assets and the assets of our co-borrowers and guarantors under the ABL Facility. The ABL Facility matures, and any outstanding amounts become due and payable, on September 9, 2026.
The maximum amount that we may borrow under the ABL Facility is subject to a borrowing base, which is based on restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. We are required to maintain a minimum of $25.0 million of restricted cash at all times, but such amounts are also included in the borrowing base. The borrowing base is recalculated on a monthly basis and at December 31, 2023, our borrowing base was $69.1 million. During the quarter ended December 31, 2023, the Company repaid all outstanding borrowings under the ABL Facility. The Company had $10.0 million in letters of credit outstanding as of December 31, 2023, which resulted in availability of $59.1 million under the ABL Facility.
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
The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that restrict our ability to sell assets, engage in mergers and acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay cash dividends, issue equity instruments, make distribution or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $15.0 million and (ii) 15.00% of the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00 must be maintained. We were in compliance with all covenants of the ABL Facility as of December 31, 2023.
Note 6 – Income Taxes
Effective Tax Rate
Our effective tax rates were zero for each of the three and six months ended December 31, 2023 and 2022. The effective tax rates during fiscal 2024 were impacted by valuation allowances of $1.2 million and $1.4 million placed on deferred tax assets during the three and six months ended December 31, 2023, respectively. The effective tax rates during fiscal 2023 were impacted by valuation allowances of $8.4 million and $9.8 million placed on deferred tax assets during the three and six months ended December 31, 2022, respectively.
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
Litigation
During fiscal 2020, we commenced litigation in an effort to collect an account receivable from an iron and steel customer on a reimbursable contract following the deterioration of the relationship. In connection with our suit, the customer filed certain counterclaims against us. In September 2023, a jury returned a verdict in our favor and awarded us the full contract balance. We received full payment of $16.8 million in October 2023.
During fiscal 2023, we completed cost reimbursable construction services for a customer at a mining and minerals facility. In late fiscal 2023, after numerous attempts to collect outstanding receivables, we filed a notice of default for lack of payment of outstanding balances, and in early fiscal 2024, we filed a lien on the facility. The customer responded by commencing litigation against us, alleging breach of contract and breach of express warranty. We deny all claims and filed a countersuit against the customer for failure to pay outstanding amounts of accounts receivable, which totaled $5.6 million as of December 31, 2023. Litigation is unpredictable, however, based on the terms of the contract with this customer, we believe we are entitled to collect the full amount owed under the contract.

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
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(In thousands, except per share data)
Basic EPS:
Net loss	$(2,851)	$(32,827)	$(6,018)	$(39,339)
Weighted average shares outstanding	27,377	26,999	27,314	26,916
Basic loss per share	$(0.10)	$(1.22)	$(0.22)	$(1.46)
Diluted EPS:
Net loss	$(2,851)	$(32,827)	$(6,018)	$(39,339)
Diluted weighted average shares outstanding	27,377	26,999	27,314	26,916
Diluted loss per share	$(0.10)	$(1.22)	$(0.22)	$(1.46)

The following securities ar    e considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(In thousands)
Nonvested restricted stock shares	949	34	757	65

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

Matrix Service Company
Notes to Condensed Consolidated Financial Statements
(unaudited)
Results of Operations
(In thousands)

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Gross revenue
Storage and Terminal Solutions	$63,074	$63,130	$154,053	$140,420
Utility and Power Infrastructure	40,144	50,589	72,539	95,459
Process and Industrial Facilities	71,526	80,789	146,664	167,526
Corporate	1,233	—	1,233	—
Total gross revenue	$175,977	$194,508	$374,489	$403,405
Less: Inter-segment revenue
Storage and Terminal Solutions	$714	$614	$1,549	$971
Utility and Power Infrastructure	—	54	—	54
Process and Industrial Facilities	221	—	239	109
Corporate	—	—	—	—
Total inter-segment revenue	$935	$668	$1,788	$1,134
Consolidated revenue
Storage and Terminal Solutions	$62,360	$62,516	$152,504	$139,449
Utility and Power Infrastructure	40,144	50,535	72,539	95,405
Process and Industrial Facilities	71,305	80,789	146,425	167,417
Corporate	1,233	—	1,233	—
Total consolidated revenue	$175,042	$193,840	$372,701	$402,271
Gross profit (loss)
Storage and Terminal Solutions	$1,838	$1,648	$6,790	$9,213
Utility and Power Infrastructure	1,415	2,426	5,111	4,139
Process and Industrial Facilities	6,671	(5,131)	11,749	(801)
Corporate	665	(245)	(1,202)	(845)
Total gross profit	$10,589	$(1,302)	$22,448	$11,706
Selling, general and administrative expenses
Storage and Terminal Solutions	$4,338	$5,450	$8,967	$9,608
Utility and Power Infrastructure	1,978	1,787	3,526	3,525
Process and Industrial Facilities	2,206	3,682	5,293	7,752
Corporate	7,209	6,626	15,058	13,471
Total selling, general and administrative expenses	$15,731	$17,545	$32,844	$34,356
Goodwill impairment & restructuring costs
Storage and Terminal Solutions	$—	$383	$—	$906
Utility and Power Infrastructure	—	—	—	37
Process and Industrial Facilities	—	12,698	—	13,012
Corporate	—	513	—	926
Total goodwill impairment & restructuring costs	$—	$13,594	$—	$14,881
Operating income (loss)
Storage and Terminal Solutions	$(2,500)	$(4,185)	$(2,177)	$(1,301)
Utility and Power Infrastructure	(563)	639	1,585	577
Process and Industrial Facilities	4,465	(21,511)	6,456	(21,565)
Corporate	(6,544)	(7,384)	(16,260)	(15,242)
Total operating loss	$(5,142)	$(32,441)	$(10,396)	$(37,531)

Total assets by segment were as follows (in thousands):

	December 31, 2023	June 30, 2023
Storage and Terminal Solutions	$161,409	$139,333
Utility and Power Infrastructure	66,501	67,630
Process and Industrial Facilities	92,688	90,514
Corporate	84,236	103,027
Total segment assets	$404,834	$400,504

Note 10 – Restructuring Costs
In fiscal 2020, we initiated a business improvement plan to increase profitability and reduce our cost structure in order to help us become more competitive and deliver higher quality service. As a result of specific events, including the effects of the COVID-19 pandemic and related market disruptions, the Company expanded its business improvement plan.
The business improvement plan consisted of an initial phase of discretionary cost reductions, workforce reductions, reduction of capital expenditures and the reduction in size or closure of certain offices in order to increase the utilization of our staff and bring the cost structure of the business in line with revenue volumes. In fiscal 2022, we commenced a second phase of our plan to focus on centralization of support functions, including business development, accounting, human resources, procurement and project services into shared service centers. During the three and six months ended December 31, 2022, we incurred restructuring costs of $1.3 million and $2.6 million, respectively. The restructuring costs were primarily related to severance and other personnel-related costs in connection with the second phase of our plan as well as the closure of an underperforming operating location. Our restructuring efforts were substantially complete as of June 30, 2023.

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
Operational Update
During the second quarter of fiscal 2024, we continued to make progress on efforts to position the company for profitable growth. Another quarter of strong project awards contributed to a total of $1.4 billion of project awards in the last 12 months, and the highest backlog in the company's history. Many of these project awards are large construction projects that will generate revenues over a multi-year period with expected gross margins at our pre-pandemic historical gross margin range. While the time to convert these awards to revenue is dependent on a variety of factors, many outside of our control, we expect modest growth in the third quarter of this fiscal year, and a substantial recovery of revenues in the fourth quarter and beyond. We have also improved project execution, resulting in strong direct gross margins in all three of our segments. We tightly managed costs, with selling, general and administrative expenses at their lowest level since 2014. These efforts have produced a cost structure that we expect to leverage for enhanced gross margins and operating income as revenue volumes return. We have also closely managed our balance sheet. During the second quarter of fiscal 2024, we repaid all outstanding borrowings on our ABL Facility while simultaneously growing our cash balance by $19.8 million. The result is a strong financial position, which will provide the foundation for future growth. The combination of these factors positions the company for significantly improved financial performance in the near term.
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

The following table provides a summary of changes in our backlog for the three months ended December 31, 2023:

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Total
	(In thousands)
Backlog as of September 30, 2023	$595,160	$450,212	$344,461	$1,389,833
Project awards	125,249	41,374	64,176	230,799
Revenue recognized	(62,360)	(40,144)	(71,305)	(173,809)
Backlog as of December 31, 2023	$658,049	$451,442	$337,332	$1,446,823
Book-to-bill ratio(1)	2.0	1.0	0.9	1.3

(1)Calculated by dividing project awards by revenue recognized during the period

The following table provides a summary of changes in our backlog for the six months ended December 31, 2023:

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Total
	(In thousands)
Backlog as of June 30, 2023	$270,659	$459,518	$359,921	$1,090,098
Project awards	539,894	64,463	123,836	728,193
Revenue recognized	(152,504)	(72,539)	(146,425)	(371,468)
Backlog as of December 31, 2023	$658,049	$451,442	$337,332	$1,446,823
Book-to-bill ratio(1)	3.5	0.9	0.8	2.0

(1)Calculated by dividing project awards by revenue recognized during the period
In the Storage and Terminal Solutions segment, we booked $125.2 million of project awards during the second quarter of fiscal 2024. Included in project awards was scope growth on an existing LNG storage construction project award, and a tank and terminal construction project. During the six months ended December 31, 2023, we booked $539.9 million of project awards, which included a significant LNG storage construction project. This segment includes significant opportunities for storage infrastructure projects related to natural gas, LNG, ammonia, hydrogen, NGLs and other forms of renewable energy. We believe LNG and hydrogen projects will be key growth drivers for this segment. Bidding activity on LNG projects has been strong.
In the Utility and Power Infrastructure segment, we booked $41.4 million of project awards during the second quarter of fiscal 2024. Included in project awards was a significant power delivery construction project. During the six months ended December 31, 2023, we booked $64.5 million of project awards. Project opportunities and bidding activity are strong for both the power delivery portion of the business and LNG peak shaving.
In the Process and Industrial Facilities segment, backlog decreased by 2.1% as we booked $64.2 million of project awards during the second quarter of fiscal 2024. Project awards during the quarter were driven by contract growth on a refinery retrofit project at a biodiesel facility and spending related to refinery maintenance and turnaround operations. During the six months ended December 31, 2023, we booked $123.8 million of project awards. We continue to see increasing opportunities in mining and minerals, chemicals, aerospace, and renewables. In addition, we are pursuing opportunities for hydrogen and carbon capture projects across a number of different markets.

Project awards in all segments are cyclical and are typically the result of a sales process that can take several months or years to complete. It is common for awards to shift from one period to another as the timing of awards is dependent upon a number of factors including changes in market conditions, permitting, off take agreements, project financing and other factors. Backlog volatility may increase for some segments from time to time when individual project awards are less frequent, but more significant. There is an inherent lag between the time a project is awarded and when it begins to have a material impact on revenue. In some cases, this lag can be between three and six months or longer, depending on finalization of scopes, contracts, permits, and facility process requirements. Additionally, awards for larger construction projects may be recognized as revenue over a multi-year period as the projects may take a few years to complete.
Three months ended December 31, 2023 Compared to the Three months ended December 31, 2022
Consolidated
Consolidated revenue was $175.0 million for the three months ended December 31, 2023, compared to $193.8 million in the same period last year. The decrease was primarily related to the Process and Industrial Facilities and Utility Power and Infrastructure segments, which decreased by $9.5 million and $10.4 million, respectively.
Consolidated gross profit increased to $10.6 million in the three months ended December 31, 2023 compared to a gross loss of $1.3 million in the same period last year. Gross margin (loss) increased to 6.0% in the three months ended December 31, 2023 compared to (0.7)% in the same period last year. Gross margins in the second quarter of fiscal 2024 were positively impacted by strong project execution partially offset by the under-recovery of construction overhead costs. Gross margins in the second quarter of fiscal 2023 were also negatively impacted by the under-recovery of construction overhead costs, as well as unfavorable changes in the estimated recovery of change orders and increased forecasted costs to complete certain midstream gas processing projects, and continued work on previously-booked projects with reduced gross margins awarded in a highly competitive time period.
Consolidated SG&A expenses were $15.7 million in the three months ended December 31, 2023 compared to $17.5 million in the same period last year. SG&A expenses continue to benefit from the Company's cost control measures. In addition, the timing of project pursuits resulted in lower pursuit costs in the quarter ended December 31, 2023. We remain active in the market as we pursue additional project opportunities.
In the prior year quarter ended December 31, 2022, we recorded a goodwill impairment of $12.3 million. We did not have any goodwill impairment in the quarter based upon the improved market and performance outlook. See Item 1. Financial Statements, Note 4 - Goodwill, for more information about the impairment.
The Company did not incur any restructuring costs during the second quarter of fiscal 2024. During the second quarter of fiscal 2023, we closed an underperforming office and ceased its associated operations, which resulted in $1.3 million of restructuring costs. See Item 1. Financial Statements, Note 10 - Restructuring Costs, for more information about our business improvement plan. Our restructuring efforts were substantially complete as of June 30, 2023.
Interest expense was $0.3 million in the three months ended December 31, 2023 compared to $0.9 million in the three months ended December 31, 2022. Interest expense in the three months ended December 31, 2023 and December 31, 2022 consisted primarily of interest on debt outstanding, unused capacity fees, amortization of deferred debt issuance costs, letter of credit fees and other interest. Interest expense decreased due to the repayment of borrowing under the ABL credit facility during the second quarter of fiscal 2024.

Other income during the three months ended December 31, 2023 included a gain of $2.0 million on the sale of a facility in Catoosa, Oklahoma. We received $2.7 million in net proceeds from the sale. The proceeds were received in January 2024. The facility was previously utilized for our industrial cleaning business, which was sold during the fourth quarter of fiscal 2023. This completes the divestiture and closure of a non-core service offering of the business as part of our strategy to focus the business on core markets.
Our effective tax rates for the three months ended December 31, 2023 and December 31, 2022 were zero. The effective tax rates during both periods were impacted by valuation allowances of $1.2 million and $8.4 million, respectively, placed on deferred tax assets generated during the quarters. We placed a valuation allowance on our deferred tax assets due to the existence of a cumulative loss over a three-year period. We will continue to place valuation allowances on newly generated deferred tax assets and will realize the benefit associated with the deferred tax assets for which the valuation allowance has been provided to the extent we generate taxable income in the future.
For the three months ended December 31, 2023, we had a net loss of $2.9 million, or $0.10 per fully diluted share, compared to a net loss of $32.8 million, or $1.22 per fully diluted share, in the three months ended December 31, 2022.

Storage and Terminal Solutions
Revenue for the Storage and Terminal Solutions segment was $62.4 million in the three months ended December 31, 2023 compared to $62.5 million in the same period last year. The revenue volume in the recent quarter was impacted by low levels of material procurement on recently awarded projects. The Company expects higher revenue volume as it moves through the remainder of fiscal 2024 and into fiscal 2025 as it transitions recent large specialty storage project awards through contracting, project planning and mobilization.

The segment gross margin was 2.9% for the three months ended December 31, 2023 compared to a gross margin of 2.6% in the same period last year. Strong direct margins during the quarter were offset by under-recovery of construction overhead costs. We have allocated additional resources to this segment to support recent awards and anticipated higher revenue volume in the second half of fiscal 2024. We expect continued award strength in this segment in the next two quarters that will increase revenue volumes and provide more stability in future quarters. With revenue increases in this segment, we expect to reach full recovery of construction overhead costs in the fourth quarter of fiscal 2024.
Utility and Power Infrastructure
Revenue for the Utility and Power Infrastructure segment was $40.1 million in the three months ended December 31, 2023 compared to $50.5 million in the same period last year. The decrease is primarily due to lower volumes of power delivery and power generation work. The Company expects higher revenue volume as it moves through the remainder of fiscal 2024 and into fiscal 2025 as it transitions recent large LNG peak shaver project awards through contracting, project planning and mobilization.
The segment gross margin was 3.5% in the second quarter of fiscal 2024 compared to a gross margin of 4.8% in the same period last year. In the current quarter, strong project execution in this segment was offset by under-recovery of construction overhead costs due to lower revenue volumes. The segment gross margin in the second quarter of fiscal 2023 was negatively impacted by previously-booked projects with reduced gross margins awarded in a highly competitive time period.
Process and Industrial Facilities
Revenue for the Process and Industrial Facilities segment was $71.3 million in the three months ended December 31, 2023 compared to $80.8 million in the same period last year. Decreases in revenue volumes from midstream gas processing, industrial cleaning, and mining and minerals work were partially offset by increases in work for a renewable energy facility and thermal vacuum chambers.

The segment gross margin (loss) was 9.4% for the three months ended December 31, 2023 compared to (6.4)% in the same period last year. Project execution improved in the second quarter of fiscal 2024 resulting in a significantly improved gross margin despite the lower revenue volume. The segment gross margin (loss) in the second quarter of fiscal 2023 was negatively impacted by unfavorable changes in the estimated recovery of change orders and increased forecasted costs to complete certain midstream gas processing construction work. The project reduced gross profit by $9.6 million during the three months ended December 31, 2022. The segment gross margin (loss) in the second quarter of fiscal 2023 was also negatively impacted by the under recovery of construction overhead costs and continued work on previously-booked projects with reduced gross margins awarded in a highly competitive time period.
Corporate
Unallocated corporate revenue and expenses were $6.5 million during the three months ended December 31, 2023 compared to $7.4 million in the same period last year. The decrease was primarily due to the favorable resolution of a long-standing legal dispute with an iron and steel customer, which resulted in the recognition of $1.2 million of revenue.
Six Months Ended December 31, 2023 Compared to the Six Months Ended December 31, 2022
Consolidated
Consolidated revenue was $372.7 million for the six months ended December 31, 2023, compared to $402.3 million in the same period last year. On a segment basis, revenue decreased in the Utility and Power Infrastructure and Process and Industrial Facilities segments by $22.9 million and $21.0 million, respectively. These decreases were partially offset by a $13.1 million increase in revenue in the Storage and Terminal Solutions segment.
Consolidated gross profit increased to $22.4 million in the six months ended December 31, 2023 compared to a gross profit of $11.7 million in the same period last year. Gross margin increased to 6.0% in the six months ended December 31, 2023 compared to a gross margin of 2.9% in the same period last year. Gross margins in the first six months of fiscal 2024 were positively impacted by strong project execution, partially offset by the under-recovery of construction overhead costs. We expect this under-recovery to be temporary as we have maintained overhead resources at levels needed to support higher revenue volumes in the fourth quarter of fiscal 2024. Gross margins in the first six months of fiscal 2023 were also negatively impacted by the under-recovery of construction overhead costs, as well as unfavorable changes in the estimated recovery of change orders and increased forecasted costs to complete certain midstream gas processing projects, continued work on previously-booked projects with reduced gross margins awarded in a highly competitive time period.
Consolidated SG&A expenses were $32.8 million in the six months ended December 31, 2023 compared to $34.4 million in the same period last year. Consolidated SG&A expenses for the first half of fiscal 2024 continue to benefit from the Company's cost control measures, with lower costs in a number of categories, including pursuit costs, salaries, professional fees, depreciation, and rent. These decreases were partially offset by an additional $1.9 million of expense associated with the variable accounting for cash-settled stock-based compensation, which increased due to a higher stock price.
In the prior year period ended December 31, 2022, we recorded a goodwill impairment of $12.3 million. We did not have any goodwill impairment in the current period based upon the improved market and performance outlook. See Item 1. Financial Statements, Note 4 - Goodwill, for more information about the impairment.
The Company did not incur any restructuring costs during the six months ended December 31, 2023. During the six months ended December 31, 2022, we incurred $2.6 million of restructuring costs, which included severance and other personnel-related costs in connection with our restructuring plan. Additionally, we closed an underperforming office and ceased its associated operations, which resulted in $0.7 million of restructuring costs. See Item 1. Financial Statements, Note 10 - Restructuring Costs, for more information about our business improvement plan. Our restructuring efforts were substantially complete as of June 30, 2023.
Interest expense was $0.6 million in the six months ended December 31, 2023 compared to $1.3 million in the six months ended December 31, 2022. Interest expense in both periods consisted primarily of interest on debt outstanding, unused capacity fees, amortization of deferred debt issuance costs and letter of credit fees. Interest expense decreased due to lower average outstanding borrowings.
Other income during the six months ended December 31, 2023, included a gain of $2.0 million from the sale of a facility in Catoosa, Oklahoma for $2.7 million in net proceeds. The proceeds were received in January 2024. The facility was previously utilized for our industrial cleaning business, which was sold during the fourth quarter of fiscal 2023. Additionally, in the first quarter of fiscal 2024, we recognized a gain of $2.5 million on the sale of a previously utilized facility in Burlington, Ontario. We received $2.7 million in net proceeds from the sale. We closed this previously utilized facility during the second quarter of fiscal 2023 because it was no longer strategic to the future of the business.
Our effective tax rates for the six months ended December 31, 2023 and December 31, 2022 were zero. The effective tax rates during both periods were impacted by valuation allowances of $1.4 million and $9.8 million, respectively, placed on deferred tax assets generated during the quarters. We placed a valuation allowance on our deferred tax assets in the second quarter of fiscal 2022 due to the existence of a cumulative loss over a three-year period. We will continue to place valuation allowances on newly generated deferred tax assets and will realize the benefit associated with the deferred tax assets for which the valuation allowance has been provided to the extent we generate taxable income in the future.
For the six months ended December 31, 2023, we had a net loss of $6.0 million or $0.22 per fully diluted share, compared to a net loss of $39.3 million, or $1.46 per fully diluted share, in the six months ended December 31, 2022.
Storage and Terminal Solutions
Revenue for the Storage and Terminal Solutions segment was $152.5 million in the six months ended December 31, 2023 compared to $139.4 million in the same period last year. The increase in segment revenue is primarily a result of work on large construction projects awarded in the previous fiscal year, partially offset by lower volumes of work on tanks and terminals projects.
The segment gross margin was 4.5% for the six months ended December 31, 2023 compared to a gross margin of 6.6% in the same period last year. Strong direct margins during the period were offset by under-recovery of construction overhead costs. We have allocated additional resources to this segment to support recent awards and additional revenue in the fourth quarter of fiscal 2024. As these revenues increase, we expect to reach full recovery of construction overhead costs in the second half of fiscal 2024. The fiscal 2023 segment gross margin was positively impacted by strong project execution, partially offset by low revenue volume, which led to under-recovery of construction overhead costs.

Utility and Power Infrastructure
Revenue for the Utility and Power Infrastructure segment was $72.5 million in the six months ended December 31, 2023 compared to $95.4 million in the same period last year. The decrease is primarily due to a decrease in of power generation and power delivery work.
The segment gross margin was 7.0% for the six months ended December 31, 2023 compared to a gross margin of 4.3% in the same period last year. The segment gross margin for the first half of fiscal 2024 was positively impacted by strong project execution which led to favorable project closeouts. This was partially offset by the under-recovery of construction overhead costs due low revenue volumes. The segment gross margin for second quarter ended December 31, 2023 was negatively impacted by previously-booked projects with reduced gross margins awarded in a highly competitive time period.
Process and Industrial Facilities
Revenue for the Process and Industrial Facilities segment was $146.4 million in the six months ended December 31, 2023 compared to $167.4 million in the same period last year. Decreases in revenue volumes from midstream gas processing, industrial facilities, mining and minerals, and refinery turnarounds work were partially offset by increases in work for a renewable energy facility and thermal vacuum chambers.
The segment gross margin was 8.0% for the six months ended December 31, 2023 compared to a gross loss of (0.5)% in the same period last year. Project execution was significantly improved in the second quarter of fiscal 2024 resulting in a significantly improved gross margin despite the lower revenue volume. The segment gross margin in the first half of fiscal 2024 was negatively impacted by the under-recovery of construction overhead costs due to low revenue volume. Otherwise, project execution was generally strong in this segment including the completion of a midstream gas processing project in line with our previous forecast. The segment gross margin in the first half of fiscal 2023 was negatively impacted by work on a midstream gas processing project that experienced increases in forecasted costs to complete in the prior year, which reduced the remaining margin realized on the project. In addition, low revenue volumes resulted in under-recovery of construction overhead costs, which negatively impacted segment gross margin.
Corporate
Unallocated corporate revenues and expenses were $16.3 million during the six months ended December 31, 2023 compared to $15.2 million in the same period last year. The increase was primarily due to higher cash-settled stock-based compensation due to an increase in the price of our stock and legal costs related to a jury trial that resulted in a verdict in our favor, partially offset by the recognition of $1.2 million of revenue due to the favorable resolution of that dispute, see Note 7 - Commitments and Contingencies, Litigation, for more information.
Non-GAAP Financial Measures
Adjusted Net Loss
We have presented Adjusted net loss, which we define as Net loss before restructuring costs, gain on sale of assets, and the tax impact of these adjustments, because we believe it better depicts our core operating results. We believe that the line item on our Condensed Consolidated Statements of Income entitled “Net loss” is the most directly comparable GAAP measure to Adjusted net loss. Since Adjusted net loss is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, Net loss as an indicator of operating performance. Adjusted net loss, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not a measure of our ability to fund our cash needs. As Adjusted net loss excludes certain financial information compared with Net loss, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions that are excluded. Our non-GAAP performance measure, Adjusted net loss, has certain material limitations as follows:
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

•It does not include gain on the sale of assets. While these sales occurred outside the normal course of business, any measure that excludes this gain has inherent limitations since the sales resulted in material inflows of cash.
A reconciliation of Net loss to Adjusted net loss follows:

Reconciliation of Net Loss to Adjusted Net Loss(1)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Net loss, as reported	$(2,851)	$(32,827)	$(6,018)	$(39,339)
Goodwill impairment	—	12,316	—	12,316
Restructuring costs	—	1,278	—	2,565
Gain on sale of assets(2)	(2,006)	—	(4,542)	—
Tax impact of adjustments(3)	—	—	—	—
Adjusted net loss	$(4,857)	$(19,233)	$(10,560)	$(24,458)

Loss per share, as reported	$(0.10)	$(1.22)	$(0.22)	$(1.46)
Adjusted loss per share	$(0.18)	$(0.71)	$(0.39)	$(0.91)

(1)Beginning with the first quarter of fiscal 2024, the definition of Adjusted net loss and Adjusted loss per share was updated to no longer include changes in the valuation allowance of deferred tax assets. Prior period information has been adjusted to conform to the updated definition of Adjusted net loss and Adjusted loss per share.
(2)Represents gain on the sale of our Burlington, ON office in the first quarter of FY24 and the gain on the sale of our Catoosa, OK facility in the second quarter of FY24. See Item 1, Note 3 - Property, Plant and Equipment, Building Disposals, for more information.
(3)Represents the tax impact of the adjustments to Net loss, calculated using the applicable effective tax rate of the adjustment, including the impacts related to our valuation allowance on deferred tax assets.

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
A reconciliation of Net loss to Adjusted EBITDA follows:

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(In thousands)
Net loss	$(2,851)	$(32,827)	$(6,018)	$(39,339)
Goodwill impairment	—	12,316	—	12,316
Restructuring costs	—	1,278	—	2,565
Gain on sale of assets(1)	(2,006)	—	(4,542)	—
Stock-based compensation(2)	2,030	1,692	3,785	3,747
Interest expense	319	916	644	1,288
Provision (benefit) for federal, state and foreign income taxes	6	—	6	—
Depreciation and amortization	2,781	3,535	5,692	7,177
Adjusted EBITDA	$279	$(13,090)	$(433)	$(12,246)

(1)Represents gain on the sale of our Burlington, ON office in the first quarter of FY24 and the gain on the sale of our Catoosa, OK facility in the second quarter of FY24. See Item 1, Note 3 - Property, Plant and Equipment, Building Disposals, for more information.
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

LIQUIDITY AND CAPITAL RESOURCES

Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity at December 31, 2023 were unrestricted cash and cash equivalents on hand, capacity under our ABL Facility, and cash generated from operations. Unrestricted cash and cash equivalents at December 31, 2023 totaled $47.2 million and availability under the ABL Facility totaled $59.1 million, resulting in total liquidity of $106.3 million. During the second quarter of fiscal 2024, cash and cash equivalents increased $19.8 million and total liquidity increased $26.0 million as a result of cash provided by operating activities partially offset by the repayment of borrowings under the ABL credit facility.
The following table provides cash and cash equivalents, restricted cash and total cash in the Condensed Consolidated Balance Sheets (in thousands):

	December 31, 2023	September 30, 2023	June 30, 2023
Cash and cash equivalents	$47,160	$27,359	$54,812
Restricted cash	25,000	25,000	25,000
Total cash, cash equivalents and restricted cash	$72,160	$52,359	$79,812
The following table provides a summary of changes in our liquidity for the three months ended December 31, 2023 (in thousands):

Liquidity at September 30, 2023	$80,252
Cash provided by operating activities	29,604
Proceeds from asset sales	188
Capital expenditures	(381)
Increase in availability under ABL Facility	6,217
Cash used by financing activities	(9,954)
Effect of exchange rate changes on cash	344
Liquidity at December 31, 2023	$106,270

The following table provides a summary of changes in our liquidity for the six months ended December 31, 2023 (in thousands):

Liquidity at June 30, 2023	$92,554
Cash provided by operating activities	729
Proceeds from asset sales	2,806
Capital expenditures	(859)
Increase in availability under ABL Facility	21,368
Cash used by financing activities	(10,365)
Effect of exchange rate changes on cash	37
Liquidity at December 31, 2023	$106,270

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
ABL Credit Facility
On September 9, 2021, the Company and our primary U.S. and Canada operating subsidiaries entered into an asset-based credit agreement, which was amended on October 5, 2022 and December 29, 2023 (as amended, the "ABL Facility"), with Bank of Montreal, as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer, and the lenders named therein. The maximum amount of loans under the ABL Facility is limited to $90.0 million. The ABL Facility's available borrowings may be increased by an amount not to exceed $15.0 million, subject to certain conditions, including obtaining additional commitments. The ABL Facility is intended to be used for working capital, capital expenditures, issuances of letters of credit and other lawful purposes. Our obligations under the ABL Facility are guaranteed by substantially all of our U.S. and Canadian subsidiaries and are secured by a first lien on all our assets and the assets of our co-borrowers and guarantors under the ABL Facility. The ABL Facility matures, and any outstanding amounts become due and payable, on September 9, 2026.
The maximum amount that we may borrow under the ABL Facility is subject to a borrowing base, which is based on restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. We are required to maintain a minimum of $25.0 million of restricted cash at all times, but such amounts are also included in the borrowing base. The borrowing base is recalculated on a monthly basis and at December 31, 2023, our borrowing base was $69.1 million. During the quarter ended December 31, 2023, the Company repaid all outstanding borrowings under the ABL Facility. The Company had $10.0 million in letters of credit outstanding, which resulted in availability of $59.1 million under the ABL Facility.
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
The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that restrict our ability to sell assets, engage in mergers and acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay cash dividends, issue equity instruments, make distribution or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $15.0 million and (ii) 15.00% of the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00 must be maintained. We were in compliance with all covenants of the ABL Facility as of December 31, 2023.
Cash Flow for the Six Months Ended December 31, 2023
Cash Flows provided by Operating Activities
Cash provided by operating activities for the six months ended December 31, 2023 totaled $0.7 million. The various components are as follows:

Net Cash Used by Operating Activities
(In thousands)

Net loss	$(6,018)
Depreciation and amortization	5,692
Stock-based compensation	3,785
Other non-cash expenses	125
Gain on sale of property, plant and equipment	(4,589)
Cash effect of changes in operating assets and liabilities	1,734
Net cash provided by operating activities	$729

Cash effect of changes in operating assets and liabilities at December 31, 2023 in comparison to June 30, 2023 include the following:

•Accounts receivable, excluding credit losses recognized during the period, increased by $19.8 million during the six months ended December 31, 2023, which decreased cash flows from operating activities. The variance is primarily attributable to the timing of billing and collections.

•Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") decreased $4.5 million, which increased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") increased $31.8 million, which increased cash flows from operating activities. CIE and BIE balances can experience significant fluctuations based on business volumes and the timing of when job costs are incurred and the timing of customer billings and payments.

•Inventories, income taxes receivable, prepaid expenses, other current assets, operating right-of-use lease assets and other assets, non-current, increased $0.1 million during the six months ended December 31, 2023, which decreased cash flows from operating activities. These operating assets can fluctuate based on the timing of inventory builds and draw-downs, accrual and receipt of income taxes receivable; prepayments of certain expenses; lease commencement, passage of time, expiration, or termination of operating leases; business volumes; and other timing differences.

•Accounts payable, accrued wages and benefits, accrued insurance, operating lease liabilities, other accrued expenses, and other liabilities, non-current decreased by $14.7 million during the six months ended December 31, 2023, which decreased cash flows from operating activities. These operating liabilities can fluctuate based on the timing of vendor payments; accruals; lease commencement, lease payments, expiration, or termination of operating leases; business volumes; and other timing differences.

Cash Flows Provided by Investing Activities
Investing activities provided $1.9 million of cash in the six months ended December 31, 2023 primarily due to proceeds from asset sales, partially offset by capital expenditures. In the first quarter of fiscal 2024, we sold a previously utilized facility in Burlington, Ontario for $2.7 million in net proceeds. In the second quarter of fiscal 2024, we sold a facility in Catoosa, Oklahoma. Proceeds from this sale of $2.7 million were received in January 2024 and will be reflected in our cash flows in the third quarter of fiscal 2024. We closed these previously utilized facilities as they was no longer strategic to the future of the business. Capital expenditures of $0.9 million during the first quarter of fiscal 2024 primarily consisted of transportation equipment.
Cash Flows Used by Financing Activities
Financing activities used $10.4 million of cash in the six months ended December 31, 2023 primarily due to $10.0 million in advances and $20.0 million in repayments under our ABL facility. As of December 31, 2023, we have no outstanding borrowings under our ABL facility.
Dividend Policy
We have never paid cash dividends on our common stock and the terms of our ABL Facility limit dividends to stock dividends only. Any future dividend payments will depend on the terms of our ABL Facility, our financial condition, capital requirements and earnings as well as other relevant factors.
Stock Repurchase Program
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. We made no repurchases under the program in the three months ended September 30, 2023 and have no current plans to repurchase stock. As of December 31, 2023, there were 1,349,037 shares available for repurchase under the Stock Buyback Program. The terms of our ABL Facility limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and do not violate our Fixed Charge Coverage Ratio financial covenant.
Treasury Shares
We had 587,732 treasury shares as of December 31, 2023 and intend to utilize these treasury shares in connection with equity awards under the our stock incentive plans and for sales to the Employee Stock Purchase Plan.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2023.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended December 31, 2023.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to a number of legal proceedings. See Part I., Item 1. Financial Statements, Note 7 - Commitments and Contingencies, Litigation, for a description of our material ongoing litigation.
Item 1A. Risk Factors
There were no material changes in our Risk Factors from those reported in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. As of December 31, 2023, 1,349,037 shares were available for repurchase under the stock buyback program. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. The terms of our ABL Facility also limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and we do not violate our Fixed Charge Coverage Ratio financial covenant. We made no repurchases under the stock buyback program in the second quarter of fiscal 2024 and have no current plans to repurchase stock.

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
Item 5. Other Information
During the three months ended December 31, 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or Non-Rule 10b5-1, as each term is defined under Item 408(a) of Regulation S-K.
Item 6. Exhibits:
The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Any exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical hereafter.

Exhibit No.	Description
Exhibit 10.1:
Second Amendment to Credit Agreement dated December 29, 2023 by and among, Matrix Service Company and certain subsidiaries thereof, certain financial institutions as lenders, and Bank of Montreal, as administrative agent

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

MATRIX SERVICE COMPANY

Date:	February 8, 2024	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer