Form 10-Q
period 2024-03-31
MATRIX SERVICE CO
filed 2024-05-09
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2024 there were 27,308,795 shares of the Company's common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Revenue	$166,013	$186,895	$538,714	$589,166
Cost of revenue	160,435	182,476	510,688	573,041
Gross profit	5,578	4,419	28,026	16,125
Selling, general and administrative expenses	19,948	16,862	52,792	51,218
Goodwill impairment	—	—	—	12,316
Restructuring costs	—	316	—	2,881
Operating loss	(14,370)	(12,759)	(24,766)	(50,290)
Other income (expense):
Interest expense	(143)	(268)	(787)	(1,556)
Interest income	165	94	477	164
Other (Note 3)	(235)	(116)	4,481	(706)
Loss before income tax expense	(14,583)	(13,049)	(20,595)	(52,388)
Provision for federal, state and foreign income taxes	(2)	(363)	4	(363)
Net loss	$(14,581)	$(12,686)	$(20,599)	$(52,025)

Basic loss per common share	$(0.53)	$(0.47)	$(0.75)	$(1.93)
Diluted loss per common share	$(0.53)	$(0.47)	$(0.75)	$(1.93)
Weighted average common shares outstanding:
Basic	27,443	27,038	27,357	26,969
Diluted	27,443	27,038	27,357	26,969
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Net loss	$(14,581)	$(12,686)	$(20,599)	$(52,025)
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(548)	(234)	(524)	(722)
Comprehensive loss	$(15,129)	$(12,920)	$(21,123)	$(52,747)
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	March 31, 2024	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$69,658	$54,812
Accounts receivable, less allowances (March 31, 2024—$428 and June 30, 2023—$1,061)	172,924	145,764
Costs and estimated earnings in excess of billings on uncompleted contracts	34,600	44,888
Inventories	9,057	7,437
Income taxes receivable	325	496
Prepaid expenses	6,606	5,741
Other current assets	—	3,118
Total current assets	293,170	262,256
Restricted cash	25,000	25,000
Property, plant and equipment - net	44,711	47,545
Operating lease right-of-use assets	17,911	21,799
Goodwill	29,061	29,120
Other intangible assets, net of accumulated amortization	1,925	3,066
Other assets, non-current (Note 2)	28,227	11,718
Total assets	$440,005	$400,504
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	March 31, 2024	June 30, 2023
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$55,192	$76,365
Billings on uncompleted contracts in excess of costs and estimated earnings	167,657	85,436
Accrued wages and benefits	18,068	13,679
Accrued insurance	5,699	5,579
Operating lease liabilities	3,624	4,661
Other accrued expenses	2,009	1,815
Total current liabilities	252,249	187,535
Deferred income taxes	25	26
Operating lease liabilities	17,947	20,660
Borrowings under asset-backed credit facility	—	10,000
Other liabilities, non-current	3,982	799
Total liabilities	274,203	219,020
Commitments and contingencies
Stockholders’ equity:
Matrix Service Company stockholders' equity:
Common stock—$0.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of March 31, 2024 and June 30, 2023; 27,304,734 and 27,047,318 shares outstanding as of March 31, 2024 and June 30, 2023, respectively	279	279
Additional paid-in capital	142,634	140,810
Retained earnings	38,318	58,917
Accumulated other comprehensive loss	(9,293)	(8,769)
Treasury stock, at cost — 583,483 shares as of March 31, 2024, and 840,899 shares as of June 30, 2023	(6,136)	(9,753)
Total stockholders' equity	165,802	181,484
Total liabilities and stockholders’ equity	$440,005	$400,504
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	March 31, 2024	March 31, 2023
Operating activities:
Net loss	$(20,599)	$(52,025)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	8,337	10,499
Goodwill impairment	—	12,316
Stock-based compensation expense	5,765	5,154
Gain on sale of property, plant and equipment (Note 3)	(4,530)	(21)
Provision for uncollectible accounts	(33)	(63)
Other	202	189
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable, net of allowance for credit losses	(43,080)	(9,484)
Costs and estimated earnings in excess of billings on uncompleted contracts	10,288	(8,646)
Inventories	(1,620)	1,947
Other assets and liabilities	1,653	10,401
Accounts payable	(20,923)	(9,344)
Billings on uncompleted contracts in excess of costs and estimated earnings	82,221	49,623
Accrued expenses	7,886	(8,143)
Net cash provided by operating activities	25,567	2,403
Investing activities:
Capital expenditures	(5,689)	(6,212)
Proceeds from asset sales (Note 3)	5,535	110
Net cash used by investing activities	(154)	(6,102)
Financing activities:
Advances under asset-backed credit facility	10,000	10,000
Repayments of advances under asset-backed credit facility	(20,000)	(10,000)
Proceeds from issuance of common stock under employee stock purchase plan	132	200
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(456)	(310)
Net cash used by financing activities	(10,324)	(110)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(243)	(358)
Net increase (decrease) in cash, cash equivalents and restricted cash	14,846	(4,167)
Cash, cash equivalents and restricted cash, beginning of period	79,812	77,371
Cash, cash equivalents and restricted cash, end of period	$94,658	$73,204
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes	$(148)	$(13,286)
Interest	$776	$1,675
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$39	$30

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances, December 31, 2023	$279	$140,668	$52,899	$(8,745)	$(6,191)	$178,910
Net loss	—	—	(14,581)	—	—	(14,581)
Other comprehensive income	—	—	—	(548)	—	(548)
Treasury shares sold to Employee Stock Purchase Plan (4,249 shares)	—	(14)	—	—	55	41
Stock-based compensation expense	—	1,980	—	—	—	1,980
Balances, March 31, 2024	$279	$142,634	$38,318	$(9,293)	$(6,136)	$165,802

Balances, December 31, 2022	$279	$137,989	$71,939	$(8,663)	$(10,092)	$191,452
Net loss	—	—	(12,686)	—	—	(12,686)
Other comprehensive income	—	—	—	(234)	—	(234)
Treasury shares sold to Employee Stock Purchase Plan (10,233 shares)	—	(139)	—	—	203	64
Stock-based compensation expense	—	1,407	—	—	—	1,407
Balances, March 31, 2023	$279	$139,257	$59,253	$(8,897)	$(9,889)	$180,003

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances, June 30, 2023	$279	$140,810	$58,917	$(8,769)	$(9,753)	$181,484
Net loss	—	—	(20,599)	—	—	(20,599)
Other comprehensive income	—	—	—	(524)	—	(524)
Issuance of restricted stock (297,026 shares)	—	(3,868)	—	—	3,868	—
Treasury shares sold to Employee Stock Purchase Plan (15,714 shares)	—	(73)	—	—	205	132
Treasury shares purchased to satisfy tax withholding obligations (55,324 shares)	—	—	—	—	(456)	(456)
Stock-based compensation expense	—	5,765	—	—	—	5,765
Balances, March 31, 2024	$279	$142,634	$38,318	$(9,293)	$(6,136)	$165,802

Balances, June 30, 2022	$279	$139,854	$111,278	$(8,175)	$(15,530)	$227,706
Net loss	—	—	(52,025)	—	—	(52,025)
Other comprehensive loss	—	—	—	(722)	—	(722)
Issuance of restricted stock (259,529 shares)	—	(5,149)	—	—	5,149	—
Treasury shares sold to Employee Stock Purchase Plan (40,377 shares)	—	(602)	—	—	802	200
Treasury shares purchased to satisfy tax withholding obligations (52,864 shares)	—	—	—	—	(310)	(310)
Stock-based compensation expense	—	5,154	—	—	—	5,154
Balances, March 31, 2023	$279	$139,257	$59,253	$(8,897)	$(9,889)	$180,003

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2023, included in our Annual Report on Form 10-K. The results of operations for the three and nine month periods ended March 31, 2024 may not necessarily be indicative of the results of operations for the full year ending June 30, 2024.
Significant Accounting Policies
Our significant accounting policies are detailed in “Note 1 - Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended June 30, 2023.

Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosures about a public entity’s reportable segments and requires enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The update will be effective for annual periods beginning after December 15, 2023 (fiscal 2025). Adoption of this ASU will result in additional disclosure, but will not impact the Company's consolidated financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024 (fiscal 2026). Adoption of this ASU will result in additional disclosure, but will not impact the Company's consolidated financial position, results of operations or cash flows.

Other accounting pronouncements issued but not effective until after March 31, 2024 are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.
Note 2 – Revenue
Remaining Performance Obligations
We had $680.0 million of remaining performance obligations yet to be satisfied as of March 31, 2024. We expect to recognize $431.9 million of our remaining performance obligations as revenue within the next twelve months.
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

	March 31, 2024	June 30, 2023	Change
	(In thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$34,600	$44,888	$(10,288)
Billings on uncompleted contracts in excess of costs and estimated earnings	(167,657)	(85,436)	(82,221)
Net contract liabilities	$(133,057)	$(40,548)	$(92,509)
The difference between the beginning and ending balances of our CIE and BIE primarily results from the timing of revenue recognized relative to the billings on the associated contract. The amount of revenue recognized during the nine months ended March 31, 2024 that was included in the June 30, 2023 BIE balance was $84.7 million.
Progress billings in accounts receivable at March 31, 2024 and June 30, 2023 included retentions to be collected within one year of $12.7 million and $16.3 million, respectively. Contract retentions collectible beyond one year are included in other assets, non-current in the Condensed Consolidated Balance Sheets and totaled $25.9 million as of March 31, 2024 and $10.0 million as of June 30, 2023.
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $12.0 million at March 31, 2024 and $9.7 million at June 30, 2023. The amounts ultimately realized may be significantly different than the recorded amounts resulting in a material adjustment to future earnings. The determination of our legal basis for a claim requires significant judgment. Generally, collection of amounts related to unpriced change orders and claims is expected within twelve months. However, since customers may not pay these amounts until final resolution of related claims, collection of these amounts may extend beyond one year.
Disaggregated Revenue
Revenue disaggregated by reportable segment is presented in Note 9 - Segment Information. The following tables presents revenue disaggregated by geographic area where the work was performed and by contract type:
Geographic Disaggregation:

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
	(In thousands)
United States	$153,181	$178,261	$487,140	$524,731
Canada	11,998	6,932	43,419	52,742
Other international	834	1,702	8,155	11,693
Total Revenue	$166,013	$186,895	$538,714	$589,166

Contract Type Disaggregation:

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
	(In thousands)
Fixed-price contracts	$90,878	$96,755	$305,346	$311,511
Time and materials and other cost reimbursable contracts	75,135	90,140	233,368	277,655
Total Revenue	$166,013	$186,895	$538,714	$589,166
Revisions in Estimates
During fiscal 2023, unfavorable changes in the estimated recovery of change orders and increased forecasted costs to complete and closeout certain midstream gas processing construction work in the Process and Industrial Facilities segment resulted in a reduction of gross profit of $3.3 million and $12.7 million during the three and nine months ended March 31, 2023, respectively. This was primarily the result of the client not approving adequate compensation to us for the impact that excessive scope changes had on our ability to progress the work according to forecast and for the impacts of global supply chain issues and inflation.

Note 3 – Property, Plant and Equipment
Building Purchase
During the third quarter of fiscal 2024, we purchased a fabrication facility in Bakersfield, California for $4.1 million to replace a facility currently being leased by the Company.
Building Disposals
During the second quarter of fiscal 2024, we sold a facility in Catoosa, Oklahoma for $2.7 million in net proceeds, which resulted in a gain of $2.0 million. Proceeds were received in January 2024. The gain was included in Other income in the Condensed Consolidated Statements of Income. The facility was previously utilized for our industrial cleaning business, which was sold during the fourth quarter of fiscal 2023. The sale of the Catoosa, Oklahoma facility completed our divestiture and closure of a non-core service offering of the business as part of our strategy to focus the business on core markets.

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
Note 4 – Goodwill
During the second quarter of fiscal 2023, we had indicators of a potential impairment and performed an interim impairment test within the Process and Industrial Facilities segment. We concluded that its $12.3 million of goodwill was fully impaired and recognized the impairment in operating income during the three and six months ended December 31, 2022. We did not record any impairments during the three and nine months ended March 31, 2024.
Note 5 – Debt
On September 9, 2021, the Company and our primary U.S. and Canada operating subsidiaries entered into an asset-based credit agreement, which was amended on May 3, 2024 (as amended, the "ABL Facility"), with Bank of Montreal, as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer, and the lenders named therein. The maximum amount of loans under the ABL Facility is limited to $90.0 million. The ABL Facility's available borrowings may be increased by an amount not to exceed $15.0 million, subject to certain conditions, including obtaining additional commitments. The ABL Facility is intended to be used for working capital, capital expenditures, issuances of letters of credit and other lawful purposes. Our obligations under the ABL Facility are guaranteed by substantially all of our U.S. and Canadian subsidiaries and are secured by a first lien on all our assets and the assets of our co-borrowers and guarantors under the ABL Facility. The ABL Facility matures, and any outstanding amounts become due and payable, on September 9, 2026.
The maximum amount that we may borrow under the ABL Facility is subject to a borrowing base, which is based on restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. We are required to maintain a minimum of $25.0 million of restricted cash at all times, but such amounts are also included in the borrowing base. The borrowing base is recalculated on a monthly basis and at March 31, 2024, our borrowing base was $72.3 million. The Company had $7.0 million in letters of credit outstanding as of March 31, 2024, which resulted in availability of $65.3 million under the ABL Facility.
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

The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that restrict our ability to sell assets, engage in mergers and acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay cash dividends, issue equity instruments, make distribution or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $15.0 million and (ii) 15.00% of the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00 must be maintained. We were in compliance with all covenants of the ABL Facility as of March 31, 2024.
Note 6 – Income Taxes
Effective Tax Rate
Our effective tax rates were zero for each of the three and nine months ended March 31, 2024. During the three and nine months ended March 31, 2023, our effective tax rates were 2.8% and 0.7%, respectively. The effective tax rates during fiscal 2024 were impacted by valuation allowances of $4.4 million and $5.8 million placed on deferred tax assets during the three and nine months ended March 31, 2024, respectively. The effective tax rates during fiscal 2023 were impacted by valuation allowances of $3.6 million and $13.3 million placed on deferred tax assets during the three and nine months ended March 31, 2023, respectively.
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
Litigation
During fiscal 2020, we commenced litigation in an effort to collect an account receivable from an iron and steel customer on a reimbursable contract following the deterioration of the relationship. In connection with our suit, the customer filed certain counterclaims against us. In September 2023, a jury returned a verdict in our favor and awarded us the full contract balance. We received full payment of $16.8 million in the second quarter of fiscal 2024.
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
During fiscal 2023, we completed cost reimbursable construction services for a customer at a mining and minerals facility. In late fiscal 2023, after numerous attempts to collect outstanding receivables, we filed a notice of default for lack of payment of outstanding balances, and in early fiscal 2024, we filed a lien on the facility. The customer responded by commencing litigation against us, alleging breach of contract and breach of express warranty. We deny all claims and filed a countersuit against the customer for failure to pay outstanding amounts of accounts receivable, which totaled $5.6 million as of March 31, 2024. Our trial for this matter is currently scheduled for January 2025.

Litigation is unpredictable; however, we believe we have set appropriate reserves based on our evaluation of the possible outcomes of the litigation. We and our subsidiaries are participants in various other legal actions. It is the opinion of management that none of the other known legal actions will have a material impact on our financial position, results of operations or liquidity.
Note 8 – Earnings per Common Share
Basic earnings per share (“Basic EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) includes the dilutive effect of nonvested restricted stock shares. In the event we report a loss, nonvested restricted stock shares are not included since they are anti-dilutive.
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
	(In thousands, except per share data)
Basic EPS:
Net loss	$(14,581)	$(12,686)	$(20,599)	$(52,025)
Weighted average shares outstanding	27,443	27,038	27,357	26,969
Basic loss per share	$(0.53)	$(0.47)	$(0.75)	$(1.93)
Diluted EPS:
Net loss	$(14,581)	$(12,686)	$(20,599)	$(52,025)
Diluted weighted average shares outstanding	27,443	27,038	27,357	26,969
Diluted loss per share	$(0.53)	$(0.47)	$(0.75)	$(1.93)

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
	(In thousands)
Nonvested restricted stock shares	1,056	133	868	81

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
•Process and Industrial Facilities: primarily consists of plant maintenance, repair, and turnarounds in the downstream and midstream markets for energy clients including refining and processing of crude oil, fractionating, and marketing of natural gas and natural gas liquids. We also perform engineering, procurement, fabrication, and construction for refinery upgrades and retrofits for renewable fuels, including hydrogen processing, production, loading and distribution facilities. We also construct thermal vacuum test chambers for aerospace and defense industries and other infrastructure for industries including petrochemical, sulfur, mining and minerals primarily in the extraction of non-ferrous metals, cement, agriculture, wastewater treatment facilities and other industrial customers.

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

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

(In thousands)

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Three Months Ended March 31, 2024
Total revenue (1)	$54,304	$46,120	$65,589	$—	$166,013
Cost of revenue	(51,991)	(44,711)	(63,822)	89	(160,435)
Gross profit	2,313	1,409	1,767	89	5,578
Selling, general and administrative expenses	5,395	2,733	2,590	9,230	19,948
Operating loss	$(3,082)	$(1,324)	$(823)	$(9,141)	$(14,370)
(1) Total revenues are net of inter-segment revenues which are primarily Storage and Terminal Solutions and were $1.3 million for the three months ended March 31, 2024.

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Three Months Ended March 31, 2023
Total revenue (1)	$52,165	$35,024	$99,706	$—	$186,895
Cost of revenue	(52,975)	(32,234)	(96,546)	(721)	(182,476)
Gross profit (loss)	(810)	2,790	3,160	(721)	4,419
Selling, general and administrative expenses	5,735	1,869	3,556	5,702	16,862
Restructuring costs	79	—	106	131	316
Operating income (loss)	$(6,624)	$921	$(502)	$(6,554)	$(12,759)
(1) Total revenues are net of inter-segment revenues which are primarily Storage and Terminal Solutions and were $1.7 million for the three months ended March 31, 2023.

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Nine Months Ended March 31, 2024
Total revenue (1)	$206,808	$118,659	$212,014	$1,233	$538,714
Cost of revenue	(197,704)	(112,139)	(198,498)	(2,347)	(510,688)
Gross profit (loss)	9,104	6,520	13,516	(1,114)	28,026
Selling, general and administrative expenses	14,362	6,259	7,884	24,287	52,792
Operating income (loss)	$(5,258)	$261	$5,632	$(25,401)	$(24,766)
(1) Total revenues are net of inter-segment revenues which are primarily Storage and Terminal Solutions and were $3.1 million for the nine months ended March 31, 2024.

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Nine Months Ended March 31, 2023
Total revenue (1)	$191,614	$130,429	$267,123	$—	$589,166
Cost of revenue	(183,211)	(123,500)	(264,764)	(1,566)	(573,041)
Gross profit (loss)	8,403	6,929	2,359	(1,566)	16,125
Selling, general and administrative expenses	15,342	5,394	11,308	19,174	51,218
Goodwill impairment	—	—	12,316	—	12,316
Restructuring costs	984	37	803	1,057	2,881
Operating income (loss)	$(7,923)	$1,498	$(22,068)	$(21,797)	$(50,290)
(1) Total revenues are net of inter-segment revenues which are primarily Storage and Terminal Solutions and were $2.8 million for the nine months ended March 31, 2023.

Total assets by segment

	March 31, 2024	June 30, 2023
Storage and Terminal Solutions	$142,168	$139,333
Utility and Power Infrastructure	77,054	67,630
Process and Industrial Facilities	118,412	90,514
Corporate	102,371	103,027
Total Segment Assets	$440,005	$400,504

Note 10 – Restructuring Costs
In fiscal 2020, we initiated a business improvement plan to increase profitability and reduce our cost structure in order to help us become more competitive and deliver higher quality service. As a result of specific events, including the effects of the COVID-19 pandemic and related market disruptions, the Company expanded its business improvement plan.
The business improvement plan consisted of an initial phase of discretionary cost reductions, workforce reductions, reduction of capital expenditures and the reduction in size or closure of certain offices in order to increase the utilization of our staff and bring the cost structure of the business in line with revenue volumes. In fiscal 2022, we commenced a second phase of our plan to focus on centralization of support functions, including business development, accounting, human resources, procurement and project services into shared service centers. During the three and nine months ended March 31, 2023, we incurred restructuring costs of $0.3 million and $2.9 million, respectively. The restructuring costs were primarily related to severance and other personnel-related costs in connection with the second phase of our plan as well as the closure of an underperforming operating location. Our restructuring efforts were substantially complete as of June 30, 2023. No restructuring costs were incurred during the three and nine months ended March 31, 2024.

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
•Process and Industrial Facilities: primarily consists of plant maintenance, repair, and turnarounds in the downstream and midstream markets for energy clients including refining and processing of crude oil, fractionating, and marketing of natural gas and natural gas liquids. We also perform engineering, procurement, fabrication, and construction for refinery upgrades and retrofits for renewable fuels, including hydrogen processing, production, loading and distribution facilities. We also construct thermal vacuum test chambers for aerospace and defense industries and other infrastructure for industries including petrochemical, sulfur, mining and minerals primarily in the extraction of non-ferrous metals, cement, agriculture, wastewater treatment facilities and other industrial customers.
Operational Update
During the third quarter of fiscal 2024, our markets and project opportunities remained strong, and during the quarter we added $186.8 million of awards to backlog, producing a book-to-bill ratio of 1.1. On a trailing twelve month basis, we generated a book-to-bill ratio of 1.9, an increase from a ratio of 1.3 in the prior twelve month period, and produced the highest backlog in company history of $1.45 billion. Many of these project awards are large construction projects that will generate revenues over a multi-year period with expected gross margins at our pre-pandemic historical gross margin range. The time to convert these awards to revenue is dependent on a variety of factors, many outside of our control. Several of those factors resulted in operating results that were below our expectations for the current quarter, and will result in a slower than expected recovery during our fourth fiscal quarter. Despite these challenges, the company generated positive cash flows from operations during the quarter, which improved our overall cash balance by $22.5 million, reflecting our ability to efficiently manage capital and maintain financial stability. Combining expected forthcoming revenues from effective project execution and conversion of our historic backlog, the company is on a trajectory of upward growth and profitability.

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

The following table provides a summary of changes in our backlog for the three months ended March 31, 2024:

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Total
	(In thousands)
Backlog as of December 31, 2023	$658,049	$451,442	$337,332	$1,446,823
Project awards	134,592	27,093	25,113	186,798
Other adjustment(2)	—	—	(17,370)	(17,370)
Revenue recognized	(54,304)	(46,120)	(65,589)	(166,013)
Backlog as of March 31, 2024	$738,337	$432,415	$279,486	$1,450,238
Book-to-bill ratio(1)	2.5	0.6	0.4	1.1

(1)Calculated by dividing project awards by revenue recognized during the period
(2)Backlog was reduced by $17.4 million to account for a reduction of work available to us under an existing refinery maintenance program.

The following table provides a summary of changes in our backlog for the nine months ended March 31, 2024:

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Total
	(In thousands)
Backlog as of June 30, 2023	$270,659	$459,518	$359,921	$1,090,098
Project awards	674,486	91,556	148,949	914,991
Other adjustment(2)	—	—	(17,370)	(17,370)
Revenue recognized	(206,808)	(118,659)	(212,014)	(537,481)
Backlog as of March 31, 2024	$738,337	$432,415	$279,486	$1,450,238
Book-to-bill ratio(1)	3.3	0.8	0.7	1.7

(1)Calculated by dividing project awards by revenue recognized during the period
(2)Backlog was reduced by $17.4 million to account for a reduction of work available to us under an existing refinery maintenance program.
In the Storage and Terminal Solutions segment, we booked $134.6 million of project awards during the third quarter of fiscal 2024. Included in project awards was the award of an ethane storage tank project. During the nine months ended March 31, 2024, we booked $674.5 million of project awards, which included a significant ethane storage project. This segment includes significant opportunities for storage infrastructure projects related to LNG, NGLs, natural gas, ammonia, hydrogen, and other forms of renewable energy. We believe LNG and hydrogen projects will be key growth drivers for this segment.

In the Utility and Power Infrastructure segment, we booked $27.1 million of project awards during the third quarter of fiscal 2024. During the nine months ended March 31, 2024, we booked $91.6 million of project awards. Project opportunities and bidding activity are strong for both the power delivery portion of the business and LNG peak shaving.
In the Process and Industrial Facilities segment, we booked $25.1 million of project awards during the third quarter of fiscal 2024. During the nine months ended March 31, 2024, we booked $148.9 million of project awards. Project awards during the quarter were driven by contract growth on a refinery retrofit project at a biodiesel facility. Additionally, during the quarter, backlog in this segment was reduced by $17.4 million to account for a reduction of work available under an existing refinery maintenance program. We continue to see increasing opportunities in mining and minerals, chemicals, hydrogen and renewables. In addition, we are pursuing further opportunities for hydrogen and carbon capture projects across a number of different markets.
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

Results of Operations
Three months ended March 31, 2024 Compared to the Three months ended March 31, 2023
The information below is an analysis of our consolidated results for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.
Consolidated Results

	Three Months Ended
	March 31,		2024 v 2023
	2024	2023	$	%
Revenue	$166,013	$186,895	$(20,882)	(11)%
Cost of revenue	160,435	182,476	(22,041)	(12)%
Gross profit	5,578	4,419	1,159	26%
Selling, general and administrative expenses	19,948	16,862	3,086	18%
Restructuring costs	—	316	(316)	(100)%
Operating loss	(14,370)	(12,759)	(1,611)	13%
Other income (expense):
Interest expense	(143)	(268)	125	(47)%
Interest income	165	94	71	76%
Other	(235)	(116)	(119)	103%
Loss before income tax expense	(14,583)	(13,049)	(1,534)	12%
Provision for federal, state and foreign income taxes	(2)	(363)	361	(99)%
Net loss	$(14,581)	$(12,686)	$(1,895)	15%

Revenue - The decrease in overall revenue of $20.9 million, or 11%, was primarily attributable to reduced revenue volumes in our Process and Industrial Facilities segment driven by lower volumes of midstream gas processing work, combined with the delay in the ramp of previously awarded construction projects. Revenue is expected to increase on a consolidated basis in the near term as work on projects currently in backlog begins to increase.
Gross profit - Gross profit in the third quarter of fiscal 2024 increased $1.2 million, or 26%, compared to the third quarter of fiscal 2023. Gross margin increased to 3.4% for the third quarter of fiscal 2024 compared to 2.4% for the third quarter of fiscal 2023. While project execution remained strong, gross margins were negatively impacted by the under-recovery of construction overhead costs due to low revenue. Additionally, gross margin was impacted by reduced labor demand for turnaround and maintenance services in the final year of a three-year refinery maintenance contract which is currently up for renewal. The accounting for this change resulted in a cumulative catch-up adjustment over the life of the contract, which impacted gross margins during the period. The gross margins in the third quarter of fiscal 2023 were also negatively impacted by the under-recovery of construction overhead costs, as well as unfavorable changes in the estimated recovery of change orders, increased forecasted costs to complete certain midstream gas processing projects, and continued work on previously-booked projects with reduced gross margins awarded in a highly competitive time period.
Selling, general and administrative expenses - The increase in SG&A expenses of $3.1 million, or 18%, is primarily due to an increase in our cash-settled stock-based compensation of $1.9 million, which increased due to a substantially higher stock price year over year, and increased project pursuit costs as we continue to actively pursue additional project opportunities.
Provision for income taxes - Our effective tax rates for the three months ended March 31, 2024 and March 31, 2023 were zero and 2.8%, respectively. The effective tax rates during both periods were impacted by valuation allowances of $4.4 million million and $3.6 million, respectively, placed on deferred tax assets generated during the quarters. We placed a valuation allowance on our deferred tax assets due to the existence of a cumulative loss over a three-year period. We will continue to place valuation allowances on newly generated deferred tax assets and will realize the benefit associated with the deferred tax assets for which the valuation allowance has been provided to the extent we generate taxable income in the future.

Results of Operations by Business Segment

	Three Months Ended
	March 31,		2024 v 2023
Dollars in thousands	2024	2023	$	%
Revenue:
Storage and Terminal Solutions	$54,304	$52,165	$2,139	4%
Utility and Power Infrastructure	46,120	35,024	11,096	32%
Process and Industrial Facilities	65,589	99,706	(34,117)	(34)%
Total revenue (1)	$166,013	$186,895	$(20,882)	(11)%
(1) Total revenues are net of inter-segment revenues which are primarily Storage and Terminal Solutions and were $1.3 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively.

Gross profit (loss)
Storage and Terminal Solutions	$2,313	$(810)	$3,123	(386)%
Utility and Power Infrastructure	1,409	2,790	(1,381)	(49)%
Process and Industrial Facilities	1,767	3,160	(1,393)	(44)%
Corporate	89	(721)	810	(112)%
Total gross profit	$5,578	$4,419	$1,159	26%

Operating Income (loss)
Storage and Terminal Solutions	$(3,082)	$(6,624)	$3,542	(53)%
Utility and Power Infrastructure	(1,324)	921	(2,245)	(244)%
Process and Industrial Facilities	(823)	(502)	(321)	64%
Corporate	(9,141)	(6,554)	(2,587)	39%
Total Operating Loss	$(14,370)	$(12,759)	$(1,611)	13%
Storage and Terminal Solutions
Storage and Terminal Solutions revenues increased by $2.1 million, or 4%, in the three months ended March 31, 2024 compared to the same period last year. The Company expects higher revenue volume in the near term as it transitions recent large specialty storage project awards through contracting, project planning and mobilization.

Storage and Terminal Solutions gross profit increased by $3.1 million in the three months ended March 31, 2024 compared to the same period last year. The segment gross margin was 4.3% for the three months ended March 31, 2024 compared to segment gross loss of 1.6% in the same period last year. Project execution was strong for the segment in the current quarter; however, both periods were impacted by the under-recovery of construction overhead costs.
Utility and Power Infrastructure
Utility and Power Infrastructure revenues increased by $11.1 million, or 32%, in the three months ended March 31, 2024 compared to the same period last year. The increase is primarily attributable to higher volumes of work for LNG peak shaving projects, partially offset by lower volumes of work for power delivery and power generation.
Utility and Power Infrastructure gross profit decreased by $1.4 million, or 49%, in the three months ended March 31, 2024 compared to the same period last year. The segment gross margin was 3.1% for the three months ended March 31, 2024 compared to 8.0% in the same period last year. The segment gross margin in the current period was impacted by the under-recovery of construction overhead costs as we have shifted resources to this segment to support large construction projects which are in their early stages.
Process and Industrial Facilities
Process and Industrial Facilities revenues decreased by $34.1 million, or 34%, in the three months ended March 31, 2024 compared to the same period last year. The decrease is primarily attributable to lower volumes of work for a mining and minerals facility, midstream gas processing projects, and refinery maintenance. These decreases were partially offset by higher volumes for a renewable energy facility.
Process and Industrial Facilities gross profit decreased by $1.4 million, or 44%, in the three months ended March 31, 2024 compared to the same period last year. The segment gross margin was 2.7% for the three months ended March 31, 2024 compared to 3.2% in the same period last year. The segment gross margin in the third quarter of fiscal 2024 was impacted by reduced labor demand for turnaround and maintenance services in the final year of a three-year refinery maintenance contract which is currently up for renewal. The accounting for this change resulted in a cumulative catch-up adjustment over the life of the contract, which impacted gross margins during the period.
The segment gross margin in the third quarter of fiscal 2023 was negatively impacted by unfavorable changes in the estimated recovery of change orders and increased forecasted costs to complete certain midstream gas processing capital projects, which resulted in the projects reducing gross profit by $3.3 million for the quarter. The segment gross margin was also impacted by under-recovery of construction overhead costs.
Corporate
Unallocated corporate expenses were $9.1 million during the three months ended March 31, 2024 compared to $6.6 million in the same period last year. The increase of $2.5 million was primarily due to higher cash-settled stock-based compensation due to an increase in the price of our stock
Nine Months Ended March 31, 2024 Compared to the Nine Months Ended March 31, 2023
The information below is an analysis of our consolidated results for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Consolidated Results

	Nine Months Ended
	March 31,		2024 v 2023
Dollars in thousands	2024	2023	$	%
Revenue	$538,714	$589,166	$(50,452)	(9)%
Cost of revenue	510,688	573,041	(62,353)	(11)%
Gross profit	28,026	16,125	11,901	74%
Selling, general and administrative expenses	52,792	51,218	1,574	3%
Goodwill impairment	—	12,316	(12,316)	(100)%
Restructuring costs	—	2,881	(2,881)	(100)%
Operating loss	(24,766)	(50,290)	25,524	(51)%
Other income (expense):
Interest expense	(787)	(1,556)	769	(49)%
Interest income	477	164	313	191%
Other (Note 3)	4,481	(706)	5,187	(735)%
Loss before income tax expense	(20,595)	(52,388)	31,793	(61)%
Provision for federal, state and foreign income taxes	4	(363)	367	(101)%
Net loss	$(20,599)	$(52,025)	$31,426	(60)%
Consolidated
Revenue - The decrease in overall revenue of $50.5 million, or 9%, was primarily attributable to revenue decreases across our Process and Industrial Facilities and Utility Power and Infrastructure segments of $55.1 million and $11.8 million, respectively. These decreases were partially offset by an increase in revenue in our Storage and Terminal Solutions segment of $15.2 million.
Gross profit - Gross profit increased $11.9 million, or 74%. Gross margin increased to 5.2% in the nine months ended March 31, 2024 compared to a gross margin of 2.7% in the same period last year. Gross margins in the first nine months of fiscal 2024 were impacted by under-recovery of overhead costs due to low revenue volumes. Gross margins in the first nine months of fiscal 2023 were also negatively impacted by the under-recovery of construction overhead costs, as well as unfavorable changes in the estimated recovery of change orders and increased forecasted costs to complete certain midstream gas processing projects, and continued work on previously-booked projects with reduced gross margins awarded in a highly competitive time period.
Selling, general and administrative expenses - The increase in SG&A expenses of $1.6 million, or 3%, is primarily due to an increase in cash-settled stock-based compensation of $4.4 million, which increased due to a higher stock price year over year, partially offset by lower pursuit costs and lower depreciation and amortization expenses.
Goodwill Impairment - The Company did not record any goodwill impairment during the nine months ended March 31, 2024. During the nine months ended March 31, 2023 we recorded a goodwill impairment of $12.3 million. See Item 1. Financial Statements, Note 4 - Goodwill, for more information about the impairment.
Restructuring costs - The Company did not incur any restructuring costs during the nine months ended March 31, 2024. During the nine months ended March 31, 2023, we incurred $2.9 million of restructuring costs, which included severance and other personnel-related costs in connection with our restructuring plan. Additionally, we closed an underperforming office and ceased its associated operations, which resulted in $0.7 million of restructuring costs. See Item 1. Financial Statements, Note 10 - Restructuring Costs, for more information about our business improvement plan. Our restructuring efforts were substantially complete as of June 30, 2023.
Interest expense - The decrease in interest expense of $0.8 million, or 49%, is primarily due to lower average outstanding borrowings.

Provision for income taxes - Our effective tax rates for the nine months ended March 31, 2024 and March 31, 2023 were zero and 0.7%, respectively The effective tax rates during both periods were impacted by valuation allowances of $5.8 million and $13.3 million, respectively, placed on deferred tax assets generated during the quarters. We placed a valuation allowance on our deferred tax assets in the second quarter of fiscal 2022 due to the existence of a cumulative loss over a three-year period. We will continue to place valuation allowances on newly generated deferred tax assets and will realize the benefit associated with the deferred tax assets for which the valuation allowance has been provided to the extent we generate taxable income in the future.
Other income - The increase in other income of $5.2 million, is primarily due to gains on sales of assets recorded during the period. During the second quarter of fiscal 2024, we recognized a gain of $2.0 million from the sale of a facility in Catoosa, Oklahoma for $2.7 million in net proceeds. The facility was previously utilized for our industrial cleaning business, which was sold during the fourth quarter of fiscal 2023. Additionally, in the first quarter of fiscal 2024, we recognized a gain of $2.5 million on the sale of a previously utilized facility in Burlington, Ontario. We received $2.7 million in net proceeds from the sale. We closed this previously utilized facility during the second quarter of fiscal 2023 because it was no longer strategic to the future of the business.
Results of Operations by Business Segment

	Nine Months Ended
	March 31,		2024 v 2023
	2024	2023	$	%
Revenue
Storage and Terminal Solutions	$206,808	$191,614	$15,194	8%
Utility and Power Infrastructure	118,659	130,429	(11,770)	(9)%
Process and Industrial Facilities	212,014	267,123	(55,109)	(21)%
Corporate	1,233	—	1,233	—%
Total revenue (1)	$538,714	$589,166	$(50,452)	(9)%
(1) Total revenues are net of inter-segment revenues which are primarily Storage and Terminal Solutions and were $3.1 million and $2.8 million for the nine months ended March 31, 2024 and 2023, respectively.

Gross profit (loss)
Storage and Terminal Solutions	$9,104	$8,403	$701	8%
Utility and Power Infrastructure	6,520	6,929	(409)	(6)%
Process and Industrial Facilities	13,516	2,359	11,157	473%
Corporate	(1,114)	(1,566)	452	(29)%
Total gross profit	$28,026	$16,125	$11,901	74%

Operating Income (loss)
Storage and Terminal Solutions	$(5,258)	$(7,923)	$2,665	(34)%
Utility and Power Infrastructure	261	1,498	(1,237)	(83)%
Process and Industrial Facilities	5,632	(22,068)	27,700	(126)%
Corporate	(25,401)	(21,797)	(3,604)	17%
Total Operating Loss	$(24,766)	$(50,290)	$25,524	(51)%

Storage and Terminal Solutions
Storage and Terminal Solutions revenues increased by $15.2 million, or 8%, in the nine months ended March 31, 2024 compared to the same period last year. The increase is primarily attributable to increases in work performed for specialty vessel projects awarded in previous fiscal years.
Storage and Terminal Solutions gross profit increased slightly by $0.7 million, or 8%, in the nine months ended March 31, 2024 compared to the same period last year. The segment gross margin was 4.4% for the nine months ended March 31, 2024 compared to 4.4% in the same period last year. Project execution was strong for the segment; however, both periods were impacted by the under-recovery of construction overhead costs.
Utility and Power Infrastructure
Utility and Power Infrastructure revenues decreased by $11.8 million, or 9%, in the nine months ended March 31, 2024 compared to the same period last year. The decrease is primarily attributable to lower volumes of power delivery and power generation work, partially offset by revenue increases from peak shaving projects.
Utility and Power Infrastructure gross profit decreased by $0.4 million, or 6%, in the nine months ended March 31, 2024 compared to the same period last year. The segment gross margin was 5.5% for the nine months ended March 31, 2024 compared to 5.3% in the same period last year. During the nine months ended March 31, 2024, project execution was strong for the segment; however, margin was impacted by the under-recovery of construction overhead costs as we have shifted resources to this segment to support large construction projects which are in their early stages. The segment gross margin for the first nine months of fiscal 2023 was negatively impacted by continued work on projects with previously reduced gross margins, projects that were bid competitively, and the under recovery of construction overhead costs due to lower revenue volumes. These negative impacts were partially offset by strong execution of cost reimbursable power delivery work.
Process and Industrial Facilities
Process and Industrial Facilities revenues decreased by $55.1 million, or 21%, in the nine months ended March 31, 2024 compared to the same period last year. The decrease is primarily attributable to lower revenue volumes for midstream gas processing projects, mining and minerals, industrial facilities and refinery turnarounds. These decreases were offset by revenue increases for a renewable energy facility in addition to increases in revenue associated with thermal vacuum chambers.
Process and Industrial Facilities gross profit increased by $11.2 million in the nine months ended March 31, 2024 compared to the same period last year. The segment gross margin was 6.4% for the nine months ended March 31, 2024 compared to 0.9% for the same period last year. The segment gross margin for the first nine months of fiscal 2024 was positively impacted by strong project execution on thermal vacuum chamber projects, partially offset by unfavorable changes in margin opportunity for an existing refinery maintenance program due to lower volumes of work, as well as under-recovery of construction overhead costs. The segment gross margin in the first nine months of fiscal 2023 was negatively impacted by unfavorable changes in the estimated recovery of change orders and increased forecasted costs to complete certain midstream gas processing capital projects, which resulted in the projects reducing gross profit by $12.7 million for the period.
Corporate
Unallocated corporate revenue and expenses net to $25.4 million during the nine months ended March 31, 2024 compared to $21.8 million in the same period last year. The increase was primarily due to higher cash-settled stock-based compensation due to an increase in the price of our stock and legal costs related to a jury trial that resulted in a verdict in our favor, partially offset by the recognition of $1.2 million of revenue due to the favorable resolution of that dispute, see Note 7 - Commitments and Contingencies, Litigation, for more information.

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
A reconciliation of Net loss to Adjusted net loss follows:

Reconciliation of Net Loss to Adjusted Net Loss(1)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Net loss, as reported	$(14,581)	$(12,686)	$(20,599)	$(52,025)
Goodwill impairment	—	—	—	12,316
Restructuring costs	—	316	—	2,881
Gain on sale of assets(2)	—	—	(4,542)	—
Tax impact of adjustments(3)	—	—	—	—
Adjusted net loss	$(14,581)	$(12,370)	$(25,141)	$(36,828)

Loss per share, as reported	$(0.53)	$(0.47)	$(0.75)	$(1.93)
Adjusted loss per share	$(0.53)	$(0.46)	$(0.92)	$(1.37)

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
(4)Represents the tax impact of the adjustments to Net loss, calculated using the applicable effective tax rate of the adjustment, including the impacts related to our valuation allowance on deferred tax assets.

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

A reconciliation of Net loss to Adjusted EBITDA follows:

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
	(In thousands)
Net loss	$(14,581)	$(12,686)	$(20,599)	$(52,025)
Goodwill impairment	—	—	—	12,316
Restructuring costs	—	316	—	2,881
Gain on sale of assets(1)	—	—	(4,542)	—
Stock-based compensation(2)	1,980	1,407	5,765	5,154
Interest expense	143	268	787	1,556
Provision (benefit) for federal, state and foreign income taxes	(2)	(363)	4	(363)
Depreciation and amortization	2,645	3,322	8,337	10,499
Adjusted EBITDA	$(9,815)	$(7,736)	$(10,248)	$(19,982)

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

LIQUIDITY AND CAPITAL RESOURCES

Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity at March 31, 2024 were unrestricted cash and cash equivalents on hand, capacity under our ABL Facility, and cash generated from operations. Unrestricted cash and cash equivalents at March 31, 2024 totaled $69.7 million and availability under the ABL Facility totaled $65.3 million, resulting in total liquidity of $135.0 million. During the third quarter of fiscal 2024, cash and cash equivalents increased $22.5 million and total liquidity increased $28.7 million primarily as a result of cash provided by operating activities.

The following table provides cash and cash equivalents, restricted cash and total cash in the Condensed Consolidated Balance Sheets, as well as trends in liquidity (in thousands):

	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Cash and cash equivalents	$69,658	$47,160	$27,359	$54,812
Restricted cash	25,000	25,000	25,000	25,000
Total cash, cash equivalents and restricted cash	$94,658	$72,160	$52,359	$79,812
Total Liquidity	$135,013	$106,270	$80,252	$92,554
The following table provides a summary of changes in our liquidity for the three months ended March 31, 2024 (in thousands):

Liquidity at December 31, 2023	$106,270
Cash provided by operating activities	24,838
Proceeds from asset sales	2,729
Capital expenditures	(4,830)
Increase in availability under ABL Facility	6,245
Cash used by financing activities	41
Effect of exchange rate changes on cash	(280)
Liquidity at March 31, 2024	$135,013
The following table provides a summary of changes in our liquidity for the nine months ended March 31, 2024 (in thousands):

Liquidity at June 30, 2023	$92,554
Cash provided by operating activities	25,567
Proceeds from asset sales	5,535
Capital expenditures	(5,689)
Increase in availability under ABL Facility	27,613
Cash used by financing activities	(10,324)
Effect of exchange rate changes on cash	(243)
Liquidity at March 31, 2024	$135,013

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
ABL Credit Facility
On September 9, 2021, the Company and our primary U.S. and Canada operating subsidiaries entered into an asset-based credit agreement, which was amended on May 3, 2024 (as amended, the "ABL Facility"), with Bank of Montreal, as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer, and the lenders named therein. The maximum amount of loans under the ABL Facility is limited to $90.0 million. The ABL Facility's available borrowings may be increased by an amount not to exceed $15.0 million, subject to certain conditions, including obtaining additional commitments. The ABL Facility is intended to be used for working capital, capital expenditures, issuances of letters of credit and other lawful purposes. Our obligations under the ABL Facility are guaranteed by substantially all of our U.S. and Canadian subsidiaries and are secured by a first lien on all our assets and the assets of our co-borrowers and guarantors under the ABL Facility. The ABL Facility matures, and any outstanding amounts become due and payable, on September 9, 2026.
The maximum amount that we may borrow under the ABL Facility is subject to a borrowing base, which is based on restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. We are required to maintain a minimum of $25.0 million of restricted cash at all times, but such amounts are also included in the borrowing base. The borrowing base is recalculated on a monthly basis and at March 31, 2024, our borrowing base was $72.3 million, we had $7.0 million in letters of credit outstanding, which resulted in availability of $65.3 million under the ABL Facility. During the second quarter ended December 31, 2023, the Company repaid all outstanding borrowings under the ABL Facility.
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
The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that restrict our ability to sell assets, engage in mergers and acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay cash dividends, issue equity instruments, make distribution or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $15.0 million and (ii) 15.00% of the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00 must be maintained. We were in compliance with all covenants of the ABL Facility as of March 31, 2024.

Cash Flow for the Nine Months Ended March 31, 2024
Cash Flows provided by Operating Activities
Cash provided by operating activities for the nine months ended March 31, 2024 totaled $25.6 million. The various components are as follows:

Net Cash Provided by Operating Activities
(In thousands)

Net loss	$(20,599)
Depreciation and amortization	8,337
Stock-based compensation	5,765
Other non-cash expenses	169
Gain on sale of property, plant and equipment	(4,530)
Cash effect of changes in operating assets and liabilities	36,425
Net cash provided by operating activities	$25,567

Cash effect of changes in operating assets and liabilities at March 31, 2024 in comparison to June 30, 2023 include the following:

•Accounts receivable, excluding credit losses recognized during the period, increased by $43.1 million during the nine months ended March 31, 2024, which decreased cash flows from operating activities. The variance is primarily attributable to the timing of billing and collections.

•Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") decreased $10.3 million, which increased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") increased $82.2 million, which increased cash flows from operating activities. CIE and BIE balances can experience significant fluctuations based on business volumes and the timing of when job costs are incurred and the timing of customer billings and payments.

•Accounts payable decreased by $20.9 million during the nine months ended March 31, 2024, which decreased cash flows from operating activities. These operating liabilities can fluctuate based on the timing of vendor payments; accruals; lease commencement, lease payments, expiration, or termination of operating leases; business volumes; and other timing differences.

•Inventories, income taxes receivable, prepaid expenses, other current assets, operating right-of-use lease assets and other assets, non-current, increased $11.8 million during the nine months ended March 31, 2024, which decreased cash flows from operating activities. These operating assets can fluctuate based on the timing of inventory builds and draw-downs, accrual and receipt of income taxes receivable; prepayments of certain expenses; lease commencement, passage of time, expiration, or termination of operating leases; business volumes; and other timing differences. Accrued wages and benefits, accrued insurance, operating lease liabilities, other accrued expenses, and other liabilities, non-current increased by $4.1 million during the nine months ended March 31, 2024, which increased cash flows from operating activities. These operating liabilities can fluctuate based on the timing of vendor payments; accruals; lease commencement, lease payments, expiration, or termination of operating leases; business volumes; and other timing differences.

Cash Flows Used by Investing Activities
Investing activities used $0.2 million of cash in the nine months ended March 31, 2024 primarily due to capital expenditures, offset by proceeds from asset sales. In the first quarter of fiscal 2024, we sold a previously utilized facility in Burlington, Ontario for $2.7 million in net proceeds. In the second quarter of fiscal 2024, we sold a facility in Catoosa, Oklahoma. We closed these previously utilized facilities as they was no longer strategic to the future of the business. In the third quarter of fiscal 2024 we purchased a fabrication facility in Bakersfield, California for $4.1 million to replace a facility currently being leased by the Company.
Cash Flows Used by Financing Activities
Financing activities used $10.3 million of cash in the nine months ended March 31, 2024 primarily due to $10.0 million in advances and $20.0 million in repayments under our ABL facility. As of March 31, 2024 we have no outstanding borrowings under our ABL facility.
Dividend Policy
We have never paid cash dividends on our common stock and the terms of our ABL Facility limit dividends to stock dividends only. Any future dividend payments will depend on the terms of our ABL Facility, our financial condition, capital requirements and earnings as well as other relevant factors.
Stock Repurchase Program
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. We made no repurchases under the program in the nine months ended March 31, 2024 and have no current plans to repurchase stock. As of March 31, 2024, there were 1,349,037 shares available for repurchase under the Stock Buyback Program. The terms of our ABL Facility limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and do not violate our Fixed Charge Coverage Ratio financial covenant.
Treasury Shares
We had 583,483 treasury shares as of March 31, 2024 and intend to utilize these treasury shares in connection with equity awards under the our stock incentive plans and for sales to the Employee Stock Purchase Plan.

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2024.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended March 31, 2024.

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
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. As of March 31, 2024, 1,349,037 shares were available for repurchase under the stock buyback program. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. The terms of our ABL Facility also limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and we do not violate our Fixed Charge Coverage Ratio financial covenant. We made no repurchases under the stock buyback program in the third quarter of fiscal 2024 and have no current plans to repurchase stock.
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
Item 5. Other Information
On February 13, 2024, Mrs. Nancy E. Austin, our Vice President and Chief Administrative Officer, entered into a trading plan with her broker intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Securities and Exchange Act of 1934 ("Rule 10b5-1 Trading Plan"). The Rule 10b5-1 Trading Plan allows Mrs. Austin to sell up to 50,222 shares of Matrix Service Company common stock. Mrs. Austin's Rule 10b5-1 Trading Plan expires upon the earlier of February 13, 2025 or the date all trades pursuant to such trading plan are executed.
Item 6. Exhibits:
The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Any exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical hereafter.

Exhibit No.	Description
Exhibit 10.2
Third Amendment to Credit Agreement dated May 3, 2024 by and among, Matrix Service Company and certain subsidiaries thereof, certain financial institutions as lenders, and Bank of Montreal, as administrative agent

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

MATRIX SERVICE COMPANY

Date:	May 9, 2024	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer