Form 10-K
period 2024-06-30
MATRIX SERVICE CO
filed 2024-09-10
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $256.4 million.
The number of shares of the registrant’s common stock outstanding as of September 9, 2024 was 27,548,310 shares.
Documents Incorporated by Reference
Certain sections of the registrant's definitive proxy statement relating to the registrant's 2024 annual meeting of stockholders, which definitive proxy statement will be filed within 120 days of the end of the registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.    Business
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Annual Report which address activities, events or developments, which we expect, believe or anticipate will or may occur in the future are forward-looking statements. The words “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts” and similar expressions are also intended to identify forward-looking statements. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations or assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part I, Item 1A, Risk Factors.
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

BACKGROUND
We began operations in 1984 as an Oklahoma corporation under the name of Matrix Service. In 1989, we incorporated in the State of Delaware under the name of Matrix Service Company, and in 1990 we began trading on the NASDAQ exchange. We provide engineering, fabrication, construction, and maintenance services to support critical energy infrastructure and industrial markets. We maintain regional offices throughout the United States, Canada and other international locations, and operate through separate union and non-union subsidiaries.
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
While not our primary means of communication, investors can also learn more about us by visiting our social media channels. We encourage investors, the media, and others interested in us to review the information posted on our Facebook site (facebook.com/matrixservicecompany), our LinkedIn account (linkedin.com/company/matrix-service-company) and our X account (x.com/MatrixServiceCo). Investors, the media or other interested parties can subscribe to the X feed at the address listed above. The information contained in our social media accounts is not incorporated into this Annual Report or other documents we file with, or furnish to, the SEC.
REPORTABLE SEGMENTS
We operate our business through three reportable segments:
•Storage and Terminal Solutions: primarily consists of engineering, procurement, fabrication, and construction services related to cryogenic and other specialty tanks and terminals for liquefied natural gas ("LNG"), natural gas liquids ("NGLs"), hydrogen, ammonia, propane, butane, liquid nitrogen/liquid oxygen, and liquid petroleum. We also perform work related to traditional aboveground crude oil and refined product storage tanks and terminals. This segment also includes terminal balance of plant work, truck and rail loading/offloading facilities, and marine structures as well as storage tank and terminal maintenance and repair. Finally, we manufacture and sell precision engineered specialty tank products, including geodesic domes, aluminum internal floating roofs, floating suction and skimmer systems, roof drain systems and floating roof seals.
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
OTHER BUSINESS MATTERS
Customers and Marketing
We provided services to approximately 270 customers in fiscal 2024. Most of our revenue comes from long-term customer relationships. One customer accounted for $76.6 million or 10.5% of our consolidated revenue in fiscal 2024, which was primarily included in the Storage and Terminal Solutions segment. Another customer accounted for $75.2 million or 10.3% of our consolidated revenue in fiscal 2024, which was primarily included in the Process and Industrial Facilities segment. See Part II, Item 8. Financial Statement and Supplementary Data, Note 13 - Segment Information, for more information about concentration of revenue by segment.
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
Our overhead cost structure is generally fixed in the short term. Significant fluctuations in revenue volume usually leads to over or under recovery of fixed overhead costs, which can have a material impact on our gross margin and profitability.
Material Sources and Availability
We depend on the availability of certain equipment and materials for our projects, including, but not limited to, structural steel, steel piping, rebar, valves, copper, electrical components, fabricated products and equipment, and delivery freight. A number of factors that we may not be able to predict or control could result in increased costs for, or delays in delivery of, this equipment or materials, including supply chain or other logistical challenges. Global trade relationships and other general market and political conditions could also impact production, delivery or pricing of such equipment or materials (e.g., inflation, interest rates, recessionary economic conditions.) We have been proactive with managing our procurement processes to help reduce the impacts of these factors on our business and to help ensure we continue to have the equipment and materials we need available.

Rising prices and the potential for equipment and materials shortages have created additional risk in bidding and executing work profitably.
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
Human Capital Management
Employees
Successful execution of our business strategy is dependent on attracting, developing, and retaining key employees who represent our core values and the communities we serve. Our people are our greatest resource, which makes our certification in fiscal 2024 as a Great Place To Work® — for the eighth consecutive year — both a point of pride and an invaluable tool for continuous improvement supporting our objective of remaining an employer of choice.
Given the nature of our work, the size of our employee population can vary significantly throughout the year because of the number, type, and size of projects we have in progress at any particular time. As of June 30, 2024, we had 2,064 employees worldwide. Of those employees, 638 were employed in office-based positions and 1,426 were employed in field or craft positions. The breakdown by country was: 1,846 located in the United States, 182 in Canada, and 36 across other international locations. At the end of fiscal 2024, worldwide, women in management represented 2.9% and 19.3% of our field and office teams, respectively. The percentage of minorities in management (U.S. only) for field and office represented 9.3% and 18.5%, respectively. Recognizing our commitment to Diversity, Equity and Inclusion (DEI) begins at the top. In fiscal 2024, 43% of our Independent Board Members were diverse, with 29% female and 14% ethnically diverse.

The percentage of our employees represented by trade unions as of June 30, 2024, was approximately 23%. Operating under collective bargaining agreements with various unions, our union employees are provided with benefits including health and welfare, pension, training programs and competitive compensation plans. We have not experienced any strikes or work stoppages in recent years and are proud that our relationships with our employees and labor unions are strong.
Business Ethics and Core Values
Core Values - Our success relies on the skills, experience and dedication of our employees. We are committed to cultivating an inclusive and dynamic work environment where people can find opportunities to succeed, grow and contribute to the success of the company. Our employees work each day to provide safe and reliable services to a wide range of customers in the states where we operate. Our core values, listed below, guide our employee behaviors and the ways in which we conduct our business and operations.
•Commitment to Safety
•Integrity
•Positive Relationships
•Stewardship
•Community Involvement
•Deliver the Best
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

Health and Safety
Ensuring the safety of our employees and those around us is integral to who we are, and paramount to our success and sustainability. The journey to achieving and maintaining a zero-incident safety performance requires a strong culture of safety and hands-on leadership, combined with robust training along with comprehensive policies, processes, and systems to plan, perform, report, measure, and review, and to continuously improve our performance. We have incorporated safety as a key performance metric in our incentive compensation plan by measuring our annual Total Recordable Incident Rate (‘‘TRIR’’), which is calculated by multiplying the number of recordable incidents by 200,000 and dividing that number by the total hours worked each year. This metric is also used by others in our industry, which allows for a more objective comparison of our performance. Our TRIR was 0.91, 0.73, and 0.51 during fiscal years 2024, 2023, and 2022, respectively.
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
In fiscal 2024, we continued to advance and strengthen our culture by continuing year-round learning opportunities on unconscious bias and other DEI-specific topics through our DEI education offering available to all employees through Matrix University, our internal training and development program. Our Employee Resource Groups (ERGs), also advanced understanding by sharing stories and educational information in their regular ERG meetings and across our internal communication channels, and advocated for changes to help ensure our policies are inclusive. Among the highlights were:

•A panel discussion sponsored by our Women In Search of Excellence (WISE) ERG, in which employees from across Matrix and a major client explored ways to address unconscious bias and promote DEI in what has historically been a male-dominated industry.

•A six-part video series sponsored by our Foundation of Pride ERG which focused on terms and definitions specific to the LGBTQIA+ community, designed to promote more respectful dialogue and foster a more inclusive work environment.

•Research by our Working Parents ERG related to parental leave policies.

Our ERGs have also begun to analyze data available through our participation in the Great Place To Work ® survey to identify areas for improvement specific to DEI.

We also continued as a member of CEO Action for Diversity & Inclusion and participated in a variety of community events focused on DEI.
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

We do not currently foresee any significant future capital spending relating to environmental matters.
Item 1A. Risk Factors
The following risk factors should be considered with the other information included in this Annual Report on Form 10-K. As we operate in a continuously changing environment, other risk factors may emerge which could have a material adverse effect on our results of operations, financial condition and cash flow.
Risk Factors Related to Our Business and Operations
Our results of operations depend upon the award of new contracts, the timing of those awards, and the progress of work for those contracts.
Our revenue is derived primarily from contracts awarded on a project-by-project basis. Generally, it is difficult to predict whether and when we will be awarded a new contract due to lengthy and complex bidding and selection processes, changes in existing or forecasted market conditions, customers' access to financing, governmental regulations, permitting and environmental matters. Many of these same factors can affect the commencement and progress of work under large contracts already awarded. Because our revenue is derived from contract awards, our results of operations and cash flows can fluctuate materially from period to period.
The uncertainty associated with the timing of contract awards, and the commencement and progress of work for those awards, may reduce our short-term profitability as we balance our current capacity with expectations of future contract awards. If an expected contract award is delayed or not received, we could incur costs to maintain an idle workforce that may have a material adverse effect on our results of operations. Alternatively, we may decide that our long-term interests are best served by reducing our workforce and incurring increased costs associated with severance and termination benefits, which also could have a material adverse effect on our results of operations in the period incurred. Reducing our workforce could also impact our results of operations if we are unable to adequately staff projects that are awarded subsequent to a workforce reduction.
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
•interest rates and inflation;
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
We may experience increases in construction costs, including increases in the costs of materials and labor due to inflation or supply chain challenges. To the extent we can, we mitigate these risks primarily by procuring materials upon contract execution to ensure that our purchase price approximates the costs included in the project estimate, and also by contract provisions that mitigate our exposure to fluctuations in material costs. However, we may be unable to pass through some or all of these increases in costs to our customers which may materially affect our results of operations. Additionally, our clients' interest in approving new projects, budgets for capital expenditures and need for our services have in the past been, and may in the future be, adversely affected by, among other things, poor economic conditions, including inflation, slow growth or recession, changes to governments' fiscal or monetary policy and higher interest rates. These factors could materially and adversely affect the demand for our services.
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
We have become more reliant on technology to help increase efficiency in our business. We use numerous technologies to help run our operations, and this may subject our business to increased risks. Any cyber security attack that affects our facilities, our systems, our customers and any of our financial data could have a material adverse effect on our business. In addition, a cyber-attack on our customer and employee data may result in a financial loss, including potential fines for failure to safeguard data, and may damage our reputation. Third-party systems on which we rely could also suffer system failure. Additionally, as artificial intelligence ("AI") technologies become increasingly sophisticated, the security risks associated with their use and the potential for misuse also increase. Hackers and malicious actors can harness the power of AI to develop more advanced cyberattacks, bypass security measures, and exploit vulnerabilities in systems. Deepfake technology can be used to undermine organizations, spread false claims, misinform investors, and impact financial markets. Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our financial results.
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

We rely on various software systems to conduct our critical operating and administrative functions. We depend on our software vendors to provide long-term software maintenance support for our information systems. Software vendors may decide to discontinue further development, integration or long-term software maintenance support for our information systems, in which case we may need to abandon one or more of our current information systems and migrate some or all of our project management, human resources, estimating, scheduling, accounting and financial information to other systems, thus increasing our operational expense as well as disrupting the management of our business operations. Additionally, we may use artificial intelligence in our business, and challenges with effectively managing associated processes, data, and models could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations. If the content, analyses, or recommendations that artificial intelligence applications assist in producing are, or are alleged to be, unstable, deficient, inaccurate, biased, or yield conclusions for which there is no actionable recourse for those affected by its decisions, our business, financial condition, and results of operations may be adversely affected.

Financial Risks
Our borrowing capacity under our Credit Agreement is determined by the size of our borrowing base and if the size of our borrowing base combined with our unrestricted cash does not provide adequate liquidity, then we may need to raise additional capital in the future for working capital letters of credit, capital expenditures and/or acquisitions, and we may not be able to do so on favorable terms or at all, which would impair our ability to operate our business or achieve our strategic plan.
Management believes it has sufficient cash on hand and will generate sufficient cash from operations to fund the business. However, should we require additional liquidity, there is risk that we will be unable to access the amount of additional liquidity needed from our Credit Agreement if the level of assets included in the borrowing base is insufficient. The borrowing base includes restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. Accounts receivable eligible to be included in the borrowing base are generally limited to receivables associated with time and materials and other cost reimbursable contracts. While receivables associated with fixed price work do not increase the borrowing base, such work often has upfront billings, which help support the liquidity needs of the business. As of June 30, 2024, our borrowing base was $60.9 million. Our borrowing base has ranged from $60.9 million to $74.6 million during fiscal 2024.
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
Accounting Risks
Our use of percentage-of-completion accounting for fixed-price contracts could result in a reduction or elimination of previously reported profits.
Revenue for fixed-price contracts is recognized using the percentage-of-completion method of accounting. Under percentage-of-completion accounting, contract revenue and earnings are recognized ratably over the contract term based on the proportion of actual costs incurred to total estimated costs. We review our estimates of contract revenue, costs and profitability on a monthly basis. As a result, we may adjust our estimates on one or more occasions as a result of changes in cost estimates, change orders to the original contract, or claims against the customer for increased costs incurred by us due to customer-induced delays and other factors. See "Revenue Recognition" within Note 1 - Basis of Presentation and Significant Accounting Policies, for more discussion on our percentage-of-completion revenue recognition.
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
Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. We perform annual goodwill impairment reviews in the fourth quarter of every fiscal year. In addition, we perform an impairment review whenever events or changes in circumstances indicate the fair value of a goodwill reporting unit may be less than its carrying value or the carrying value of an intangible or fixed asset may not recoverable. As of June 30, 2024, we had $1.7 million of amortizing intangible assets and $29.0 million of non-amortizing goodwill representing 0.4% and 6.4% of our total assets, respectively.

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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy

We have implemented a cybersecurity program to assess, identify and manage risk from cybersecurity threats. This program aims to protect the confidentiality, availability and integrity of our information systems from potential threats. Our cybersecurity risk management program includes, among other things, risk assessments designed to identify threats to our critical systems and information services, and a team comprising IT Security, IT Infrastructure and IT Compliance personnel that administer the program with oversight by senior management.

We have incorporated cybersecurity risk into our extensive risk management framework by aligning it with our overall risk strategy. This involves identifying potential cybersecurity threats, assessing their impact and developing mitigation strategies. These governance processes apply across the enterprise risk management program to other legal, compliance, strategic, operational and financial risk areas, ensuring that cybersecurity risks are managed effectively and are in line with the organization's risk tolerance and business objectives. Our cyber risk program leverages internationally recognized standards as appropriate. All employees participate in multiple information security training programs. Employees receive training on how to identify and report cyber risks and events through our cybersecurity awareness program. Additionally, we hold cybersecurity risk insurance.

We also engage external experts to evaluate our cybersecurity programs. These evaluations include regular audits, threat assessments, simulated attacks, vulnerability scans and advice on information security practices. We routinely conduct incident response exercises with key stakeholders.

To manage risks associated with third-party service providers, the information security team categorizes suppliers based on factors such as volume and criticality of data handled, potential impact on business operations and level of access to our information systems. We conduct risk assessments to identify potential threats and vulnerabilities associated with each supplier. We screen suppliers to ensure they meet proper security standards and compliance requirements. We monitor all supplier activities to ensure compliance with information security policies and conduct regular reviews and audits of supplier relationships to ensure ongoing compliance. We strive to ensure that our contracts with such vendors require them to maintain security controls in line with industry best practices, applicable laws and our policies. We rely on vendors to alert us promptly of material cybersecurity incidents by virtue of the documents governing their relationship with us or applicable law.

Governance

Our Board of Directors, with assistance from the IT Steering Committee, oversees cybersecurity. Our Board of Directors receives reports as needed, but no less than biannually, from management on various cybersecurity and IT topics, including trends, data security policies and practices, cybersecurity incidents, current and projected threat assessments, regulatory developments and ongoing efforts to protect, detect and respond to critical threats. Our IT Steering Committee, which is responsible for cybersecurity management oversight, includes members of management such as our Chief Executive Officer, our Chief Financial Officer, and our Vice President of Information Technology. The IT Steering Committee periodically reviews and confers with management risk issues associated with cybersecurity and policies and controls intended to alleviate those risks.

Our IT Security team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards and processes. Team members are afforded opportunities to attend external training, conferences and other events to remain on top of most recent cybersecurity trends. Our team is led by our Director of IT Infrastructure and Security, who brings over 30 years of experience, which includes implementing and verifying the effectiveness of cybersecurity controls in a Defense Industrial Base environment and defining and executing cybersecurity strategy to enable business delivery while simultaneously protecting intellectual property and privacy. Our Director maintains the following internationally recognized certifications: Global Information Assurance Certification ("GIAC") Security Essentials, GIAC Certified Enterprise Defender, GIAC Certified Incident Handler Certification, GIAC Certified Windows Security Administrator, and GIAC Critical Controls Certification. Our Director reports to our Vice President of Information Technology, who receives continuous updates regarding the prevention, detection, mitigation and remediation of cybersecurity incidents. Our Vice President of Information Technology has over 19 years of experience in developing and executing strategic initiatives to drive organizational growth and innovation, with responsibilities for IT governance, technology strategy development, and cybersecurity. In additional to a Masters of Business

Administration, our Vice President of Information Technology holds a Certified Information Systems Security Professional certification.

Our Vice President of Information Technology meets with our IT Steering Committee on a routine basis. Regular topics for discussion with the IT Steering Committee include cybersecurity initiatives and strategies, cybersecurity events, emerging threats, regulatory requirements and industry standards.

We use a combination of technology controls and human oversight to actively monitor and protect our network and systems. In the event of a cybersecurity incident, we have an incident response plan which sets forth a framework for reporting and documenting such incidents by our cybersecurity incident response team. This same framework is designed with the goal of enabling the response team to take actions to monitor, mitigate and remediate such incidents promptly. Cybersecurity incidents are reported to our Vice President of Information Technology, and critical events are reported to our CEO and our Chief Legal Counsel. In the event a cybersecurity incident is determined to be potentially material, the incident is reported in a timely manner to our Board of Directors as part of their cybersecurity oversight.

Cybersecurity Risks, Threats and Material Incidents

We describe whether and how risks from identified cybersecurity threats, including as a result of any prior cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial conditions under Item 1A. Risk Factors, Risks Related to our Business and Operations, "A failure or outage in our operations systems or cybersecurity attacks on any of our systems, or those of third parties, may adversely affect our financial results."

Item 2. Properties
Our principal properties are as follows:

Location	Description of Facility	Segment	Interest
United States:
Tulsa, Oklahoma	Corporate headquarters and regional office	All segments	Leased
Bakersfield, California	Fabrication facility	All segments	Owned
Bellingham, Washington	Regional office, fabrication facility and warehouse	Process and Industrial Facilities, Storage and Terminal Solutions	Owned
Broomall, Pennsylvania	Regional office	All segments	Leased
Catoosa, Oklahoma	Fabrication facility, regional offices and warehouses	All segments	Leased & Owned (1)
Columbus, Ohio	Regional office	All segments	Leased
Houston, Texas	Regional offices and warehouse	All segments	Leased & Owned
Irvine, California	Regional office	All segments	Leased
Norco, California	Regional office and warehouse	Process and Industrial Facilities, Storage and Terminal Solutions	Leased
Orange, California	Regional office and fabrication and warehouse facility	All segments	Leased (2)
Pittsburgh, Pennsylvania	Regional office	All segments	Leased
Somerset, New Jersey	Regional office and warehouse	Utility and Power Infrastructure, Process and Industrial Facilities	Leased
Temperance, Michigan	Regional office and warehouse	Storage and Terminal Solutions	Owned
Tucson, Arizona	Regional office and warehouse	Process and Industrial Facilities, Storage and Terminal Solutions	Leased
International:
Leduc, Alberta, Canada	Regional office and warehouse	Storage and Terminal Solutions	Leased
Sarnia, Ontario, Canada	Regional office and warehouse	Storage and Terminal Solutions	Owned
Paju-si, Gyeonggi-do, South Korea	Fabrication facility, regional office and warehouse	Storage and Terminal Solutions	Owned
Sydney, New South Wales, Australia	Regional office	Storage and Terminal Solutions	Leased

(1)We constructed certain facilities on land acquired through ground leases with renewal options.
(2)This facility is being replaced by our Bakersfield, California and Irvine, California locations. The Orange, California lease will be terminated in early FY2025.

In addition to the locations listed above, we have smaller regional locations and temporary office facilities at numerous customer locations throughout the United States and Canada.

Item 3. Legal Proceedings
We are a party to several legal proceedings. See Part II., Item 8. Financial Statements and Supplementary Data, Note 7 - Commitments and Contingencies, for a description of our material ongoing litigation.
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
Our common stock trades on the NASDAQ Global Select Market under the trading symbol "MTRX". Substantially all of our stockholders maintain their shares in "street name" accounts and are not individually stockholders of record. As of August 31, 2024, there were 18 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. We made no repurchases under the program during fiscal 2024 and have no current plans to repurchase stock. As of June 30, 2024, there were 1,349,037 shares available for repurchase under the Stock Buyback Program. The terms of our ABL Facility limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and do not violate our Fixed Charge Coverage Ratio financial covenant.
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
The following graph compares, for the period from June 30, 2019 to June 30, 2024, the cumulative stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Index and the Dow Jones U.S. Heavy Construction Index.
The graph below assumes an investment of $100 (with reinvestment of all dividends) in our common stock, the NASDAQ Composite Index, and the Dow Jones U.S. Heavy Construction Index on June 30, 2019 and tracks their relative performance through June 30, 2024. The stock price performance reflected in the following graph is not necessarily indicative of future stock performance.

	June 30,
	2019	2020	2021	2022	2023	2024
Matrix Service Company	$100.00	$47.98	$51.83	$24.98	$29.07	$49.01
NASDAQ Composite	$100.00	$126.94	$184.36	$141.17	$178.08	$230.80
Dow Jones US Heavy Construction	$100.00	$86.84	$158.06	$167.88	$248.43	$302.55
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
Overview
Significant period to period changes in revenue, gross profits and operating results between fiscal 2024 and fiscal 2023 are discussed below on a consolidated basis for each segment. A discussion of results of operations changes between fiscal 2023 and fiscal 2022 is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended June 30, 2023, which was filed with the SEC on September 12, 2023.

Matrix Service Company
Results of Operations
(In thousands)

Operational Update
During fiscal 2024, our markets and project opportunities remained strong, driving $1.1 billion of awards added to backlog during the year, and producing a total backlog of $1.4 billion and a book-to-bill ratio of 1.5. Many of these project awards are large construction projects that we expect to generate revenues and efficiently utilize our cost structure over a multi-year period with expected gross margins at our pre-pandemic historical gross margin range. The time to convert these awards to revenue is dependent on a variety of factors, many outside of our control. Despite these challenges, the company generated positive cash flows from operations during fiscal year 2024, which improved our overall cash balance by $60.8 million, reflecting our ability to efficiently manage capital and maintain financial stability. Combining expected forthcoming revenues from effective project execution and conversion of our historic backlog, we believe we are on a trajectory of upward growth and profitability.
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
The following table provides a summary of changes in our backlog for fiscal 2024:

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Total
	(In thousands)
Backlog as of June 30, 2023	$270,659	$459,518	$359,921	$1,090,098
Project awards	804,396	104,099	182,382	1,090,877
Other adjustment(2)	—	—	(24,522)	(24,522)
Revenue recognized	(276,800)	(183,920)	(266,260)	(726,980)
Backlog as of June 30, 2024	$798,255	$379,697	$251,521	$1,429,473
Book-to-bill ratio(1)	2.9x	0.6x	0.7x	1.5x

(1)Calculated by dividing project awards by revenue recognized.
(2)Backlog was reduced primarily to account for a reduction of work available to us under an existing refinery maintenance program.
In the Storage and Terminal Solutions segment, backlog increased by 194.9% as we booked $804.4 million of project awards during fiscal 2024. This segment includes significant opportunities for storage infrastructure projects related to natural gas, LNG, ammonia, hydrogen, NGLs and other forms of renewable energy. We believe LNG and hydrogen projects in particular will be key growth drivers for this segment. Bidding activity on LNG projects has been strong and we expect that to continue.
In the Utility and Power Infrastructure segment, we booked $104.1 million of project awards in fiscal 2024. Our opportunity pipeline for LNG peak shaving projects continues to be promising, however those awards, while significant, can be less frequent. Power delivery opportunities are expected to be driven over the long-term by increasing electrical demand and the related electrical grid requirements. Project opportunities and bidding activity are strong for both the power delivery portion of the business and LNG peak shaving.
In the Process and Industrial Facilities segment, we booked $182.4 million of project awards in fiscal 2024. Included in project awards is contract growth on a capital project at a biodiesel facility. Backlog in this segment was adjusted during the year to account for a reduction of work available under an existing refinery maintenance program. Client spending related to refinery maintenance and turnaround operations has continued to be strong, which also contributed significantly to project awards during the year. We continue to see demand for thermal vacuum chambers in the coming quarters, as well as increasing opportunities in mining and minerals, chemicals, and renewables.
Project awards in all segments are cyclical and are typically the result of a sales process that can take several months or years to complete. It is common for awards to shift from one period to another as the timing of awards is dependent upon a number of factors including changes in market conditions, permitting, off take agreements, project financing and other factors. Backlog volatility may increase for some segments from time to time when individual project awards are less frequent, but more significant. There is an inherent lag between the time a project is awarded and when it begins to have a material impact on revenue. This lag normally extends up to six months or longer in unique circumstances, depending on finalization of scopes, contracts, permits, and facility process requirements. Additionally, awards for larger construction projects may be recognized as revenue over a multi-year period as the projects may take a few years to complete. We expect to recognize approximately 47% of our total backlog reported as of June 30, 2024 as revenue within fiscal 2025.
Fiscal 2024 Versus Fiscal 2023
Consolidated Results of Operations

	Fiscal Years Ended June 30,		2024 v 2023
	2024	2023	$	%
	(In thousands)
Revenue	$728,213	$795,020	$(66,807)	(8)%
Cost of revenue	687,740	764,200	(76,460)	(10)%
Gross profit	40,473	30,820	9,653	31%
Selling, general and administrative expenses	70,085	68,249	1,836	3%
Goodwill impairment	—	12,316	(12,316)	(100)%
Restructuring costs	501	3,142	(2,641)	(84)%
Operating loss	(30,113)	(52,887)	22,774	(43)%
Other income (expense):
Interest expense	(1,130)	(2,024)	894	(44)%
Interest income	1,339	290	1,049	362%
Other	4,892	1,860	3,032	163%
Loss before income tax expense	(25,012)	(52,761)	27,749	(53)%
Provision for federal, state and foreign income taxes	(36)	(400)	364	(91)%
Net loss	$(24,976)	$(52,361)	$27,385	(52)%
Revenue - The decrease in overall revenue of $66.8 million, or 8%, was primarily attributable to reduced revenue volumes in our Process and Industrial Facilities segment partially offset by increases in the Storage and Terminal Solutions and Utility and Power Infrastructure segments.
Gross profit - Gross profit during fiscal 2024 increased by $9.7 million, or 31%. Gross margin was 5.6% compared to 3.9% in fiscal 2023. Strong project execution and improved margin opportunity on projects in progress during fiscal 2024 was partially offset by the under-recovery of construction overhead costs due to low revenue. The gross margin in fiscal 2023 was also negatively impacted by the under-recovery of construction overhead costs, as well as unfavorable changes in the estimated recovery of change orders, increased forecasted costs to complete certain midstream gas processing projects, and continued work on previously-booked projects with reduced gross margins awarded in a highly competitive time period.
Selling, general and administrative expenses - The increase in SG&A expenses of $1.8 million, or 3%, is primarily due to an increase in cash-settled stock-based compensation of $3.5 million, which increased due to a substantially higher stock price year over year. The increase was partially offset by a decrease in project pursuit costs of $2.2 million due to the timing of project pursuits, however, we remain active in the market as we pursue additional project opportunities. We continue to focus on cost control in a high inflationary period as we work to leverage our cost control structure.
Goodwill Impairment - The Company did not record any goodwill impairment during fiscal 2024. In fiscal 2023 we recorded a goodwill impairment of $12.3 million. See Item 8. Financial Statements, Note 4 - Goodwill and Other Intangible Assets, for more information about the impairment.
Restructuring costs - The Company incurred $0.5 million of restructuring costs during fiscal 2024. During fiscal 2023, we incurred $3.1 million of restructuring costs, which included severance and other personnel-related costs in connection with our restructuring plan and our closure of an underperforming office. See Item 8. Financial Statements, Note 14 - Restructuring Costs, for more information about our business improvement plan.
Interest expense - The decrease in interest expense of $0.9 million, or 44%, is primarily due to lower average outstanding borrowings as the Company repaid all outstanding borrowings under its revolving credit facility during fiscal 2024.
Interest income - The increase in interest income of $1.0 million is primarily due to an increase in our cash balance. In fiscal 2024 we invested excess cash balances in interest-bearing cash accounts.
Provision for income taxes - Our effective tax rates for the fiscal years 2024 and 2023 were 0.1% and 0.8%, respectively The effective tax rates during both periods were impacted by valuation allowances of $8.5 million and $12.6 million, respectively, placed on deferred tax assets generated during the fiscal year. We will continue to place valuation allowances on newly generated deferred tax assets and will realize the benefit associated with the deferred tax assets for which the valuation allowance has been provided to the extent we generate taxable income in the future.
Other income - The increase in other income of $3.0 million, is primarily due to gains on sales of assets recorded during the year. In the first quarter of fiscal 2024, we recognized a gain of $2.5 million on the sale of a previously utilized facility in Burlington, Ontario. We received $2.5 million in net proceeds from the sale. During the second quarter of fiscal 2024, we recognized a gain of $2.0 million from the sale of a facility in Catoosa, Oklahoma for $2.7 million in net proceeds. The facility was previously utilized for our industrial cleaning business, which was sold during the fourth quarter of fiscal 2023. We recorded a $2.9 million gain on the sale of our industrial cleaning business in the fourth quarter of fiscal 2023.

Results of Operations by Business Segment

	Fiscal Years Ended June 30,			2024 v 2023
	2024		2023	$	%
Revenue	(In thousands)
Storage and Terminal Solutions	$276,800		$255,693	$21,107	8%
Utility and Power Infrastructure	183,920		169,504	14,416	9%
Process and Industrial Facilities	266,260		369,823	(103,563)	(28)%
Corporate	1,233		—	1,233	—%
Total Revenue (1)	$728,213	—	$795,020	$(66,807)	(8)%
(1) Total revenues are net of inter-segment revenues which are primarily Storage and Terminal Solutions and were $2.4 million for the year ended June 30, 2024.

Gross profit (loss)
Storage and Terminal Solutions	$11,297		$10,470	$827	8%
Utility and Power Infrastructure	9,232		10,699	(1,467)	(14)%
Process and Industrial Facilities	21,852		10,756	11,096	103%
Corporate	(1,908)		(1,105)	(803)	73%
Total Gross Profit	$40,473	—	$30,820	$9,653	31%

Operating income (loss)
Storage and Terminal Solutions	$(8,526)		$(10,553)	$2,027	(19)%
Utility and Power Infrastructure	336		3,617	(3,281)	(91)%
Process and Industrial Facilities	11,283		(17,441)	28,724	(165)%
Corporate	(33,206)		(28,510)	(4,696)	16%
Total Operating Loss	$(30,113)	$—	$(52,887)	$22,774	(43)%
Storage and Terminal Solutions
Storage and Terminal Solutions revenues increased by $21.1 million, or 8%, in fiscal 2024 compared to fiscal 2023. The increase is primarily attributable to increases in work performed for specialty vessel projects awarded in previous fiscal years. Storage and Terminal Solutions gross profit increased by $0.8 million, or 8%, in the fiscal 2024 compared to fiscal 2023. The segment gross margin was 4.1% for both fiscal years 2024 and 2023. Project execution was strong for the segment; however, the segment continues to be impacted by the under-recovery of construction overhead costs.

Utility and Power Infrastructure
Utility and Power Infrastructure revenues increased by $14.4 million, or 9%, in fiscal 2024 compared to fiscal 2023. The increase is primarily attributable to higher volumes of work from peak shaving projects, partially offset by lower volumes of power delivery.
Utility and Power Infrastructure gross profit decreased by $1.5 million, or 6%, in fiscal 2024 compared to fiscal 2023. The segment gross margin was 5.0% for the fiscal 2024 compared to 6.3% in fiscal 2023. During fiscal 2024, project execution was strong for the segment; however, margin was impacted by the under-recovery of construction overhead costs as we have shifted resources to this segment to support large construction projects which are in their early stages. The segment gross margin for fiscal 2023 was negatively impacted by work on now-completed projects with previously reduced gross margins and projects that were bid competitively. These negative impacts were partially offset by strong execution of cost reimbursable power delivery work.
Process and Industrial Facilities
Process and Industrial Facilities revenues decreased by $103.6 million, or 28%, in fiscal 2024 compared to fiscal 2023. The decrease is primarily attributable to lower revenue volumes for midstream gas processing projects, mining and minerals, industrial facilities and refinery maintenance and turnarounds. These decreases were offset by revenue increases for a renewable energy facility in addition to increases in revenue associated with thermal vacuum chambers.
Process and Industrial Facilities gross profit increased by $11.1 million, or 103% in fiscal 2024 compared to fiscal 2023. The segment gross margin was 8.2% for fiscal 2024 compared to 2.9% for fiscal 2023. The segment gross margin for the fiscal 2024 was positively impacted by strong project execution. The segment gross margin for fiscal 2023 was negatively impacted by unfavorable changes in the estimated recovery of change orders and increased forecasted costs to complete certain midstream gas processing construction projects, which resulted in the projects reducing gross profit by $12.6 million for the year.
Corporate
Unallocated corporate revenue and expenses net to $33.2 million during fiscal 2024 compared to $28.5 million in fiscal 2023. The increase was primarily due to higher cash-settled stock-based compensation due to an increase in the price of our stock, higher stock compensation expense, and legal costs related to a jury trial that resulted in a verdict in our favor, partially offset by the recognition of $1.2 million of revenue due to the favorable resolution of that dispute, see Note 7 - Commitments and Contingencies, Litigation, for more information.
LIQUIDITY AND CAPITAL RESOURCES
Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity at June 30, 2024 were unrestricted cash and cash equivalents on hand, capacity under our ABL Facility (see "ABL Credit Facility" in this Liquidity and Capital Resources section and Item 8. Financial Statements and Supplementary Data, Note 5 - Debt, for more information), and cash generated from operations. Unrestricted cash and cash equivalents at June 30, 2024 totaled $115.6 million and availability under the ABL Facility totaled $54.0 million, resulting in total liquidity of $169.6 million. During fiscal 2024, liquidity increased $77.0 million, primarily as a result of cash provided by operations.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows (in thousands):

	June 30, 2024	June 30, 2023
Total cash, cash equivalents and restricted cash	$140,615	$79,812
Less: Restricted cash	25,000	25,000
Unrestricted Cash	115,615	54,812
Availability	53,988	37,742
Total Liquidity	$169,603	$92,554

The following table provides a summary of changes in our liquidity for the fiscal year ended June 30, 2024 (in thousands):

Liquidity at June 30, 2023	$92,554
Cash provided by operating activities	72,571
Capital expenditures	(6,994)
Proceeds from asset sales(1)	6,049
Increase in availability under ABL Facility	16,246
Cash used by other financing activities	(10,372)
Effect of exchange rate changes on cash	(451)
Liquidity at June 30, 2024	$169,603

(1)Includes $5.4 million of net proceeds in total from the sale of our Burlington, Ontario facility and Catoosa, Oklahoma facility that were disposed of in the first and second quarter of fiscal 2024, respectively. See Part II. Item 8, Financial Statements, Note 3 - Property, Plant and Equipment, for more information. The remaining asset sales comprised of equipment sold in the normal course of business.
Factors that routinely impact our short-term liquidity and may impact our long-term liquidity include, but are not limited to:

•changes in costs and estimated earnings in excess of billings on uncompleted contracts and billings on uncompleted contracts in excess of costs due to contract terms that determine the timing of billings to customers and the collection of those billings:

◦some cost-plus and fixed price customer contracts are billed based on milestones which may require us to incur significant expenditures temporarily prior to collections from our customers;

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
•strategic investments in new operations;

•borrowing constraints under our ABL Facility and maintaining compliance with all covenants contained in the ABL Facility;

•acquisitions and disposals of businesses or assets; and

•purchases of shares under our stock buyback program.

ABL Credit Facility
On September 9, 2021, the Company and our primary U.S. and Canada operating subsidiaries entered into an asset-based credit agreement, which was most recently amended on May 3, 2024 (as amended, the "ABL Facility"), with Bank of Montreal, as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer, and the lenders named therein. The maximum amount of loans under the ABL Facility is limited to $90.0 million. The ABL Facility is intended to be used for working capital, capital expenditures, issuances of letters of credit and other lawful purposes. Our obligations under the ABL Facility are guaranteed by substantially all of our U.S. and Canadian subsidiaries and are secured by a first lien on all our assets under the ABL Facility. The ABL Facility matures, and any outstanding amounts become due and payable, on September 9, 2026.
The maximum amount that we may borrow under the ABL Facility is subject to a borrowing base, which is based on restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. We are required to maintain a minimum of $25.0 million of restricted cash at all times, but such amounts are also included in the borrowing base. The borrowing base is recalculated on a monthly basis and at June 30, 2024, our borrowing base was $60.9 million. During fiscal 2024, the Company repaid all outstanding borrowings under the ABL Facility. The Company had $6.9 million in letters of credit outstanding, which resulted in availability of $54.0 million under the ABL Facility. Our borrowing base has ranged from $60.9 million to $74.6 million during fiscal 2024.
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
The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that limit our ability to sell assets, engage in mergers and acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay cash dividends, issue equity instruments, make distribution or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $15.0 million and (ii) 15.00% of the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00must be maintained. We were in compliance with all covenants of the ABL Facility as of June 30, 2024
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities for the fiscal year ended June 30, 2024 totaled $72.6 million. Major components of cash flows provided by operating activities for the year ended June 30, 2024 are as follows:

Net Cash Provided by Operating Activities
(In thousands)
Fiscal Year Ended June 30, 2024
Net loss	$(24,976)
Gain on sale of property, plant and equipment (1)	(4,923)
Depreciation and amortization	11,023
Stock-based compensation expense	7,745
Other non-cash expenses	1,362
Cash effect of changes in operating assets and liabilities	82,340
Net cash provided by operating activities	$72,571

(1)Gain on sale of property, plant and equipment includes a $4.5 million total gain on the sale of our Burlington, Ontario facility and Catoosa, Oklahoma facility that were disposed of in the first quarter of fiscal 2024 and the second quarter of fiscal 2024, respectively. (see Part II. Item 8-Financial Statements and Supplementary Data, Note 3 - Property, Plant and Equipment, for more information.) The remaining gain on the sale of property, plant and equipment comprised of equipment sold in the normal course of business.

Cash effect of changes in operating assets and liabilities at June 30, 2024 in comparison to June 30, 2023 include the following:
•Accounts receivable, excluding credit losses recognized during the period and including retention amounts classified as non-current, increased $12.1 million during fiscal 2024, which decreased cash flows from operating activities. The variance is primarily attributable to the timing of billing and collections.

•Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") decreased $11.0 million, which increased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") increased $85.9 million, which increased cash flows from operating activities. CIE and BIE balances can experience significant fluctuations based on business volume and the timing of when job costs are incurred and the timing of customer billings and payments.

•Accounts payable decreased by $10.4 million during the fiscal year ended June 30, 2024, which decreased cash flows from operating activities. These operating liabilities can fluctuate based on the timing of vendor payments; accruals; lease commencement, lease payments, expiration, or termination of operating leases; business volumes; and other timing differences.

•Inventories, income taxes receivable, prepaid expenses, other current assets, operating right-of-use lease assets and other assets, non-current, decreased $4.9 million, during fiscal year 2024, which increased cash flows from operating activities. These operating assets can fluctuate based on the timing of inventory builds and draw-downs, accrual and receipt of income taxes receivable; prepayments of certain expenses; lease commencement, passage of time, expiration, or termination of operating leases; business volumes; and other timing differences.

•Accrued wages and benefits, accrued insurance, operating lease liabilities, other accrued expenses, and other liabilities, non-current increased by $3.0 million during fiscal year 2024, which increased cash flows from operating activities. These operating liabilities can fluctuate based on the timing of vendor payments; accruals; lease commencement, lease payments, expiration, or termination of operating leases; business volumes; and other timing differences.

Cash Flows Used by Investing Activities
Investing activities used $0.9 million of cash in the fiscal 2024 primarily due to capital expenditures, offset by proceeds from asset sales. In the first quarter of fiscal 2024, we sold a previously utilized facility in Burlington, Ontario for $2.7 million in net proceeds. In the second quarter of fiscal 2024, we sold a facility in Catoosa, Oklahoma. We closed these previously utilized facilities as they were no longer strategic to the future of the business. In the third quarter of fiscal 2024 we purchased a fabrication facility in Bakersfield, California for $4.1 million to replace a facility currently being leased by the Company.
Cash Flows Used by Financing Activities
Financing activities used $10.4 million of cash in the fiscal 2024 primarily due to $10.0 million in advances and $20.0 million in repayments under our ABL facility. As of June 30, 2024 we had no outstanding borrowings under our ABL facility.
Dividend Policy
We have never paid cash dividends on our common stock and the terms of our Credit Agreement prohibit us from paying cash dividends. Any future dividend payments will depend on the terms of our ABL Facility, our financial condition, capital requirements and earnings as well as other relevant factors.
Stock Repurchase Program
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. We made no repurchases under the program during fiscal 2024 and have no current plans to repurchase stock. As of June 30, 2024, there were 1,349,037 shares available for repurchase under the Stock Buyback Program. The terms of our ABL Facility limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and do not violate our Fixed Charge Coverage Ratio financial covenant.

Treasury Shares
We had 579,422 treasury shares as of June 30, 2024 and intend to utilize these treasury shares in connection with equity awards under our stock incentive plans and for sales to the Employee Stock Purchase Plan.
Material Cash Requirements from Contractual and Other Obligations
As of June 30, 2024, our short-term and long-term material cash requirements for known contractual and other obligations were as follows:
•Operating Leases: In the normal course of business, we lease real estate and equipment under various arrangements which are classified as operating leases. Future payments for such leases, excluding leases with initial terms of one year or less, were $29.6 million at June 30, 2024, with $5.3 million payable within the next 12 months. Refer to Part II. Item 8, Financial Statements, Note 8 - Leases, for more information about our lease obligations and the timing of expected future payments.
Off-Balance Sheet Arrangements and Other Commitments
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. Surety bonds expire at various times ranging from final completion of a project to a period extending beyond contract completion in certain circumstances. Such amounts can also fluctuate from period to period based upon the mix and level of our bonded operating activity. As of June 30, 2024, there were $101.3 million of surety bonds in force, of which we expect $93.5 million to expire within the next 12 months. Of the bonds in force, $70.6 million related to performance bonds for ongoing projects and the remainder related to contractor licensing, liens, and other bonds. We are not aware of any losses in connection with surety bonds that have been posted on our behalf, and we do not expect to incur significant losses in the foreseeable future.
We issue letters of credit under our ABL Facility in the normal course of business to support workers' compensation insurance programs or certain construction contracts. As of June 30, 2024, we had $6.9 million of letters of credit outstanding, nearly all of which expire within the next 12 months. The letters of credit that support our workers’ compensation programs are expected to renew annually through the term of our credit facility. The letters of credit that support construction contracts carry expiration dates that expire in fiscal 2025.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Revenue Recognition
Revenue for contracts that satisfy the criteria for over time recognition is recognized as the work progresses. The Company measures transfer of control of the performance obligation utilizing the percentage-of-completion method, which is based on costs incurred to date compared to the total estimated costs at completion, since it best depicts the transfer of control of assets being created or enhanced to the customer. Costs incurred may include direct labor, direct materials, subcontractor costs and indirect costs, such as salaries and benefits, supplies and tools, equipment costs and insurance costs. Indirect costs are charged to projects based upon direct costs and overhead allocation rates per dollar of direct costs incurred or direct labor hours worked.
Under the percentage-of-completion method, the use of estimated costs to complete each performance obligation is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for such performance obligations. Significant estimates that impact the cost to complete each performance obligation are materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; unpriced change orders; contract disputes including claims; achievement of contractual performance requirements; and contingencies, among others.
The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on performance obligations in progress. Due to the various estimates inherent in contract accounting, actual results could differ from those estimates, which could result in material changes to the Company’s Consolidated Financial Statements and related disclosures. See Note 2 - Revenue for further discussion.
Goodwill
Goodwill represents the excess of the purchase price of acquisitions over the acquisition date fair value of the net identifiable tangible and intangible assets acquired. In accordance with current accounting guidance, goodwill is not amortized and is tested at least annually for impairment at the reporting unit level, which is a level below our reportable segments.
We perform our annual impairment test in the fourth quarter of each fiscal year, or in between annual tests whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable, to determine whether an impairment exists and to determine the amount of headroom. We define "headroom" as the percentage difference between the fair value of a reporting unit and its carrying value excluding working capital. The goodwill impairment test involves comparing management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, then goodwill is not impaired. If the fair value of a reporting unit is less than its carrying value, then goodwill is impaired to the extent of the difference, but the impairment may not exceed the balance of goodwill assigned to that reporting unit.
We utilize a discounted cash flow analysis, referred to as an income approach, and market multiples, referred to as a market approach, to determine the estimated fair value of our reporting units. For the income approach, significant judgments and assumptions including forecasted project awards, discount rate, anticipated revenue growth rate, gross margins, operating expenses, working capital needs and capital expenditures are inherent in the fair value estimates, which are based on our operating and capital budgets and on our strategic plan. As a result, actual results may differ from the estimates utilized in our income approach. For the market approach, significant judgments and assumptions include the selection of guideline companies, forecasted guideline company EBITDA (as defined in Note 4 - Goodwill) and our forecasted EBITDA (as defined in Note 4 - Goodwill). The use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and could result in the recognition of additional impairment charges in the financial statements. As a test for reasonableness, we also consider the combined fair values of our reporting units to our market capitalization.
We performed our annual goodwill impairment test as of May 31, 2024, which resulted in no impairment. The fiscal 2024 test indicated that two reporting units with a combined total of $16.6 million of goodwill as of June 30, 2024 were at higher risk of future impairment. If our view of project opportunities or gross margins deteriorates, particularly for the higher risk reporting units, then we may be required to record an impairment of goodwill.
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

	Headroom Sensitivity Analysis
	Goodwill as of June 30, 2024 (in thousands)	Baseline Headroom	Headroom if Revenue Growth Rate Declines by 100 Basis Points	Headroom if Gross Margin Declines by 100 Basis Points	Headroom if Discount Rate Increases by 100 Basis Points
Reporting Unit 1	$11,158	13%	6%	-1%	5%
Reporting Unit 2	$8,175	503%	471%	399%	450%
Reporting Unit 3	$5,484	70%	59%	-6%	50%
Reporting Unit 4	$4,205	950%	910%	809%	886%
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
Management has not entered into derivative instruments to hedge foreign currency risk, but periodically evaluates the materiality of our foreign currency exposure. To mitigate our risk, on occasion we convert Canadian Dollar balances into U.S. Dollars to settle U.S. Dollar amounts owed by our Canadian operations. A 10% unfavorable change in the Canadian Dollar against the U.S. Dollar would not have had a material impact on our financial results for the fiscal year ended June 30, 2024.
Commodity Price Risk
We have no direct commodity exposure, but we do have exposure to materials derived from certain commodities including steel plate, steel pipe, and copper, which are key materials we use. Disruptions to global supply chains in recent years have led to higher prices for some of the materials we need to run our business. We mitigate these risks primarily by procuring materials upon contract execution to ensure that our purchase price approximates the costs included in the project estimate, and also by negotiating contract provisions that mitigate our exposure to fluctuations in materials costs. We have been proactive with managing our procurement processes to help reduce the impacts of rising materials prices on our business and to help ensure we continue to have the materials we need available. However, rising prices and the potential for materials shortages have created additional risk in bidding and executing work profitably.

Item 8. Financial Statements and Supplementary Data

Financial Statement Schedules
The financial statement schedule is filed as a part of this report under Schedule II – Valuation and Qualifying Accounts for the three fiscal years ended June 30, 2024, June 30, 2023 and June 30, 2022 immediately following Notes to Consolidated Financial Statements. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024. In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, overall control environment and information systems control environment. Based on this assessment, the Company’s management has concluded that the Company’s internal control over financial reporting as of June 30, 2024 was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024. Deloitte & Touche LLP’s report on the Company’s internal control over financial reporting is included herein.

/s/ John R. Hewitt	/s/ Kevin S. Cavanah
John R. Hewitt	Kevin S. Cavanah
President and Chief Executive Officer	Vice President and Chief Financial Officer

September 10, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Matrix Service Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Matrix Service Company and subsidiaries (the “Company”) as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024 based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2024, of the Company and our report dated September 10, 2024, expressed an unqualified opinion on those financial statements.
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
September 10, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Matrix Service Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Matrix Service Company and subsidiaries (the "Company") as of June 30, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders' equity for each of the three years in the period ended June 30, 2024 and the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2024 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company enters into contracts with customers to provide engineering, procurement, and fabrication and construction services, usually provided in association with capital projects, which commonly are fixed price contracts and are billed based on project milestones. Revenue on performance obligations associated with fixed-price contracts is recognized over time since these services create or enhance assets the customer controls as they are being created or enhanced. The Company measures progress of satisfying these performance obligations by using the percentage-of-completion method, which is based on costs incurred to date compared to the total estimated costs at completion. Due to the nature of work left to be performed on many of the Company’s contracts, the estimation of total cost at completion for fixed price contracts is complex, subject to many variables and requires significant judgment. For the fiscal year ended June 30, 2024, revenue totaled $728.2 million, of which $455.5 million related to fixed-price contracts.

Given the significant judgment necessary to estimate total costs at completion for fixed price contracts, auditing these estimates required extensive audit effort due to the volume and complexity of the fixed price contracts and a high degree of auditor judgment when evaluating the results of audit procedures.
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
•We evaluated management’s ability to accurately estimate contract costs by comparing current gross margin to historical gross margin for certain fixed price contracts.
•For certain fixed price contracts we performed the following:
◦Evaluated management’s ability to estimate total costs at completion by performing corroborating inquiries with the Company’s project managers and personnel involved with the selected contracts, including inquiries related to the timeline to completion and estimates of future costs to complete the contract.
◦Selected a sample of estimates of future costs to complete and evaluated management’s estimates of total costs at completion by performing one of the following:
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
The Company performed an annual goodwill impairment test as of May 31, 2024, which resulted in no impairment in 2024. Two reporting units with a combined total of $16.6 million of goodwill as of June 30, 2024 were at higher risk of future impairment and their estimated fair values exceed their carrying values by 13% to 70%, respectively. The Company’s total goodwill was $29.0 million as of June 30, 2024.
We identified goodwill for two reporting units with a combined total of $16.6 million of goodwill as a critical audit matter because of the significant judgments made by management to estimate the fair values of these reporting units. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the revenue growth rate, forecasted gross margins, and discount rate.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the revenue growth rate, forecasted gross margins, and the discount rate used by management to estimate the fair value of the two identified reporting units included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the two identified reporting units, as well as controls related to management’s selection of the revenue growth rate, forecasted gross margins, and discount rate.
•We evaluated management’s ability to accurately forecast the revenue growth rate and future gross margins by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s revenue growth rate and forecasted gross margins by comparing the forecasts to:
◦Historical revenue growth and gross margins.
◦Internal communications to management and the Board of Directors, including other forward-looking estimates prepared or used by management for other accounting estimates.
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
September 10, 2024

We have served as the Company's auditor since 2006.

Matrix Service Company
Consolidated Statements of Income
(In thousands, except per share data)

	Fiscal Years Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Revenue	$728,213	$795,020	$707,780
Cost of revenue	687,740	764,200	708,986
Gross profit (loss)	40,473	30,820	(1,206)
Selling, general and administrative expenses	70,085	68,249	67,690
Goodwill impairment	—	12,316	18,312
Restructuring costs	501	3,142	646
Operating loss	(30,113)	(52,887)	(87,854)
Other income (expense):
Interest expense	(1,130)	(2,024)	(2,951)
Interest income	1,339	290	90
Other (Note 3)	4,892	1,860	32,432
Loss before income tax expense (benefit)	(25,012)	(52,761)	(58,283)
Provision (benefit) for federal, state and foreign income taxes	(36)	(400)	5,617
Net loss	$(24,976)	$(52,361)	$(63,900)

Basic loss per common share	$(0.91)	$(1.94)	$(2.39)
Diluted loss per common share	$(0.91)	$(1.94)	$(2.39)
Weighted average common shares outstanding:
Basic	27,379	26,988	26,733
Diluted	27,379	26,988	26,733

See accompanying notes

Matrix Service Company
Consolidated Statements of Comprehensive Income
(In thousands)

	Fiscal Years Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Net loss	$(24,976)	$(52,361)	$(63,900)
Other comprehensive loss, net of tax:
Foreign currency translation loss (net of tax expense of $0, $0 and $71 for the fiscal years ended June 30, 2024, 2023 and 2022, respectively)	(766)	(594)	(1,426)
Comprehensive loss	$(25,742)	$(52,955)	$(65,326)

See accompanying notes

Matrix Service Company
Consolidated Balance Sheets
(In thousands)

	June 30, 2024	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$115,615	$54,812
Accounts receivable, net of allowance for credit losses	138,987	145,764
Costs and estimated earnings in excess of billings on uncompleted contracts	33,893	44,888
Inventories	8,839	7,437
Income taxes receivable	180	496
Prepaid expenses	4,065	5,741
Other current assets	12	3,118
Total current assets	301,591	262,256
Restricted cash	25,000	25,000
Property, plant and equipment, net	43,498	47,545
Operating lease right-of-use assets	19,150	21,799
Goodwill	29,023	29,120
Other intangible assets, net of accumulated amortization	1,651	3,066
Other assets, non-current (Note 2)	31,438	11,718
Total assets	$451,351	$400,504

See accompanying notes

Matrix Service Company
Consolidated Balance Sheets (continued)
(In thousands, except share data)

	June 30, 2024	June 30, 2023
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$65,629	$76,365
Billings on uncompleted contracts in excess of costs and estimated earnings	171,308	85,436
Accrued wages and benefits	15,878	13,679
Accrued insurance	4,605	5,579
Operating lease liabilities	3,739	4,661
Other accrued expenses	3,956	1,815
Total current liabilities	265,115	187,535
Deferred income taxes	25	26
Operating lease liabilities	19,156	20,660
Borrowings under asset-backed credit facility	—	10,000
Other liabilities, non-current	2,873	799
Total liabilities	287,169	219,020
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock—$.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued as of June 30, 2024 and June 30, 2023; 27,308,795 and 27,047,318 shares outstanding as of June 30, 2024 and June 30, 2023, respectively	279	279
Additional paid-in capital	145,580	140,810
Retained earnings	33,941	58,917
Accumulated other comprehensive loss	(9,535)	(8,769)
Treasury stock, at cost — 579,422 and 840,899 shares as of June 30, 2024 and June 30, 2023, respectively	(6,083)	(9,753)
Total stockholders' equity	164,182	181,484
Total liabilities and stockholders’ equity	$451,351	$400,504
See accompanying notes

Matrix Service Company
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Years Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Operating activities:
Net loss	$(24,976)	$(52,361)	$(63,900)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Depreciation and amortization	11,023	13,694	15,254
Goodwill impairment	—	12,316	18,312
Stock-based compensation expense	7,745	6,791	7,877
Deferred income tax	—	—	5,358
Gain on sale of property, plant and equipment (Note 3)	(4,923)	(2,841)	(33,114)
Accelerated amortization of deferred debt amendment fees	—	—	1,518
Other	1,362	147	907
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable, net of allowance for credit losses	(12,077)	8,663	(6,587)
Costs and estimated earnings in excess of billings on uncompleted contracts	10,995	(136)	(13,978)
Inventories	(1,402)	2,506	(2,632)
Other assets and liabilities	3,897	10,538	(530)
Accounts payable	(10,385)	1,210	13,654
Billings on uncompleted contracts in excess of costs and estimated earnings	85,872	20,330	11,274
Accrued expenses	5,440	(10,610)	(7,609)
Net cash provided (used) by operating activities	72,571	10,247	(54,196)
Investing activities:
Capital expenditures	(6,994)	(9,009)	(3,345)
Proceeds from asset sales (Note 3)	6,049	6,466	39,018
Net cash provided (used) by investing activities	(945)	(2,543)	35,673
Financing activities:
Advances under asset-backed credit facility	10,000	10,000	20,000
Repayments of advances under asset-backed credit facility	(20,000)	(15,000)	(5,000)
Payment of debt amendment fees	(100)	—	(1,263)
Issuances of common stock	—	—	199
Proceeds from issuance of common stock under employee stock purchase plan	184	252	270
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(456)	(310)	(853)
Other	—	—	(654)
Net cash provided (used) by financing activities	(10,372)	(5,058)	12,699
Effect of exchange rate changes on cash	(451)	(205)	(683)
Net increase (decrease) in cash and cash equivalents	60,803	2,441	(6,507)
Cash, cash equivalents, and restricted cash, beginning of period (Note 1)	79,812	77,371	83,878
Cash, cash equivalents, and restricted cash, end of period (Note 1)	$140,615	$79,812	$77,371
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes	$(165)	$(13,337)	$(2,864)
Interest	$880	$2,093	$2,773
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$140	$104	$54
See accompanying notes

Matrix Service Company
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss
	Shares	Amount			Shares	Amount		Total
June 30, 2021	27,888,217	$279	$137,575	$175,178	1,338,779	$(20,744)	$(6,749)	$285,539
Net loss	—	—	—	(63,900)	—	—	—	(63,900)
Other comprehensive loss	—	—	—	—	—	—	(1,426)	(1,426)
Issuance of restricted stock	—	—	(5,102)	—	(268,403)	5,102	—	—
Treasury shares sold to employee stock purchase plan	—	—	(307)	—	(29,826)	577	—	270
Treasury shares repurchased to satisfy tax withholding obligations	—	—	—	—	76,703	(853)	—	(853)
Exercise of stock options	—	—	(189)	—	(19,550)	388	—	199
Stock-based compensation expense	—	—	7,877	—	—	—	—	7,877
June 30, 2022	27,888,217	279	139,854	111,278	1,097,703	(15,530)	(8,175)	227,706
Net loss	—	—	—	(52,361)	—	—	—	(52,361)
Other comprehensive loss	—	—	—	—	—	—	(594)	(594)
Issuance of restricted stock	—		(5,150)	—	(259,529)	5,150	—	—
Treasury shares sold to employee stock purchase plan	—	—	(685)	—	(50,139)	937	—	252
Treasury shares repurchased to satisfy tax withholding obligations	—	—	—	—	52,864	(310)	—	(310)
Stock-based compensation expense	—	—	6,791	—	—	—	—	6,791
June 30, 2023	27,888,217	279	140,810	58,917	840,899	(9,753)	(8,769)	181,484
Net loss	—	—	—	(24,976)	—	—	—	(24,976)
Other comprehensive loss	—	—	—	—	—	—	(766)	(766)
Issuance of restricted stock	—	—	(3,868)	—	(297,026)	3,868	—	—
Treasury shares sold to employee stock purchase plan	—	—	(74)	—	(19,775)	258	—	184
Treasury shares repurchased to satisfy tax withholding obligations	—	—	—	—	55,324	(456)	—	(456)
Stock-based compensation expense	—	—	7,745	—	—	—	—	7,745
Modification of liability-classified awards (Note 10)	—	—	967	—	—	—	—	967
June 30, 2024	27,888,217	$279	$145,580	$33,941	579,422	$(6,083)	$(9,535)	$164,182
See accompanying notes

Matrix Service Company
Notes to Consolidated Financial Statements
Note 1— Basis of Presentation and Significant Accounting Policies
Organization and Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Matrix Service Company and its subsidiaries (“Matrix”, the “Company” or “we”, “our”, and “us” are to Matrix Service Company and its subsidiaries), all of which are wholly owned. Intercompany transactions and balances have been eliminated in consolidation.
We operate in the United States, Canada, South Korea and Australia. Our reportable segments are Storage and Terminal Solutions, Utility and Power Infrastructure, and Process and Industrial Facilities.
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
Revenue Recognition
General Information about our Contracts with Customers
Our revenue comes from contracts to provide engineering, procurement, fabrication and construction, repair and maintenance and other services. Our engineering, procurement and fabrication and construction services are usually provided in association with construction projects, which are commonly fixed-price contracts that are billed based on project milestones. Our repair and maintenance services typically are cost reimbursable or time and material based contracts and are billed monthly or, for projects of short duration, at the conclusion of the project. The elapsed time from award to completion of performance may exceed one year for construction projects.
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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Change Orders
Contracts are often modified through change orders, which are changes to the agreed upon scope of work. Most of our change orders, which may be priced or unpriced, are for goods or services that are not distinct from the existing contract due to the significant integration of services provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a change order on the contract price and our measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue on a cumulative catch-up basis. For unpriced change orders, we estimate the increase or decrease to the contract price using the variable consideration method described in the Step 3: Determine Contract Price paragraph above. Unpriced change orders are more fully discussed in Note 2 - Revenue.
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
Cash, Cash Equivalents and Restricted Cash
We include as cash equivalents all investments with original maturities of three months or less which are readily convertible into cash. We have cash on deposit at June 30, 2024 with banks in the United States, Canada, South Korea and Australia in excess of Federal Deposit Insurance Corporation ("FDIC"), Canada Deposit Insurance Corporation ("CDIC"), Korea Deposit Insurance Corporation ("KDIC") and Financial Claims Scheme ("FCS") protection limits, respectively. The United States Dollar equivalent of Canadian, South Korean and Australian deposits totaled $11.8 million as of June 30, 2024.
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

	June 30, 2024	June 30, 2023
Cash and cash equivalents	$115,615	$54,812
Restricted cash	25,000	25,000
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$140,615	$79,812
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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
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
We utilize a discounted cash flow analysis, referred to as an income approach, and market multiples, referred to as a market approach, to determine the estimated fair value of our reporting units. For the income approach, significant judgments and assumptions including forecasted project awards, discount rate, anticipated revenue growth rate, gross margins, operating expenses, working capital needs and capital expenditures are inherent in the fair value estimates, which are based on our operating and capital budgets and on our strategic plan. As a result, actual results may differ from the estimates utilized in our income approach. For the market approach, significant judgments and assumptions include the selection of guideline companies, forecasted guideline company EBITDA (as defined in Note 4 - Goodwill) and our forecasted EBITDA (as defined in Note 4 - Goodwill). The use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and could result in the recognition of additional impairment charges in the financial statements. As a test for reasonableness, we also consider the combined fair values of our reporting units to our market capitalization.
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
Foreign Currency
The functional currencies of our operations in Canada, South Korea and Australia are the Canadian Dollar, South Korean Won and U.S. Dollar, respectively. The functional currency of our Australian operations is the U.S. Dollar since its sales are primarily denominated in that currency. For subsidiaries with operations using a foreign functional currency, assets and liabilities are translated at the year-end exchange rates and the income statement accounts are translated at average exchange rates throughout the year. Translation gains and losses are reported in Accumulated Other Comprehensive Loss, net of tax, in the Consolidated Statements of Changes in Stockholders’ Equity and in Other Comprehensive Loss in the Consolidated Statements of Comprehensive Income. Translation gains and losses are reversed from Accumulated Other Comprehensive Loss and are recognized in current period income in the event we dispose of an entity with accumulated translation gains or losses. Transaction gains and losses are reported as a component of Other income (expense) in the Consolidated Statements of Income.
Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosures about a public entity's reportable segments and requires enhanced information about a reportable segment's expenses, interim segment profit or loss, and how a public entity's chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The update will be effective for annual periods beginning after December 15, 2023 (fiscal 2025). Adoption of this ASU will result in additional disclosure, but will not impact the Company's consolidated financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity's income tax rate reconciliations table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024 (fiscal 2026). Adoption of this ASU will result in additional disclosure, but will not impact the Company's consolidated financial position, results of operations or cash flows.

Other accounting pronouncements issued but not effective until after June 30, 2024 are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.
Note 2 – Revenue
Remaining Performance Obligations
We had $1.1 billion of remaining performance obligations yet to be satisfied as of June 30, 2024. We expect to recognize approximately $534.6 million of our remaining performance obligations as revenue within the next twelve months.
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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

	June 30, 2024	June 30, 2023	Change
	(In thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$33,893	$44,888	$(10,995)
Billings on uncompleted contracts in excess of costs and estimated earnings	(171,308)	(85,436)	(85,872)
Net contract liabilities	$(137,415)	$(40,548)	$(96,867)
The difference between the beginning and ending balances of our CIE and BIE primarily results from the timing of revenue recognized relative to its billings. The amount of revenue recognized during the fiscal year ended June 30, 2024 that was included in the prior period BIE balance was $85.3 million.
Progress billings in accounts receivable at June 30, 2024 and June 30, 2023 included retentions to be collected within one year of $11.6 million and $16.3 million, respectively. Contract retentions collectable beyond one year are included in Other assets, non-current in the Consolidated Balance Sheets and totaled $28.6 million and $10.0 million as of June 30, 2024 and June 30, 2023, respectively.
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $9.9 million and $9.7 million at June 30, 2024 and 2023, respectively. The amounts ultimately realized may be different than the recorded amounts resulting in adjustments to future earnings. Generally we expect collection of amounts related to unpriced change orders and claims within twelve months. However, customers may not pay these amounts until final resolution of related claims, which may extend beyond one year.
Disaggregated Revenue
Revenue disaggregated by reportable segment is presented in Note 13 - Segment Information. The following series of tables presents revenue disaggregated by geographic area where the work was performed and by contract type:

Geographic Disaggregation:

	Fiscal Years Ended
	June 30, 2024	June 30, 2023	June 30, 2022
	(In thousands)
United States	$662,449	$720,140	$640,512
Canada	56,420	61,691	63,045
Other international	9,344	13,189	4,223
Total Revenue	$728,213	$795,020	$707,780

Contract Type Disaggregation:

	Fiscal Years Ended
	June 30, 2024	June 30, 2023	June 30, 2022
	(In thousands)
Fixed-price contracts	$455,548	$419,426	$421,188
Time and materials and other cost reimbursable contracts	272,665	375,594	286,592
Total Revenue	$728,213	$795,020	$707,780
Revisions in Estimates
Fiscal 2023

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
During fiscal 2023, unfavorable changes in the estimated recovery of change orders and increased forecasted costs to complete and closeout certain midstream gas processing capital work in the Process and Industrial Facilities segment resulted in a $12.6 million reduction of gross profit during the fiscal year. These charges were primarily the result of the client not approving adequate compensation to us for the impact that excessive scope changes had on our ability to progress the work according to forecast and for the impacts of global supply chain issues and inflation. We achieved substantial completion on this work in early fiscal 2024.
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
During fiscal 2022, our results of operations were materially impacted by changes in the forecasted costs to complete two large construction projects in the Utility and Power Infrastructure segment and an unfavorable settlement of a claim with a customer in the same segment. Increases in the forecasted costs to complete the first project resulted in the project reducing gross profit by $3.6 million during fiscal 2022. Increased forecasted costs to complete the second capital project resulted in the project reducing gross profit by $2.2 million during the fourth quarter of fiscal 2022 and $0.1 million during fiscal 2022. We recognized $78.1 million of revenue on this project during fiscal 2022 at a near break-even margin as a result of the change in estimate. Both projects reached substantial completion in fiscal 2023. The unfavorable settlement of a claim with a customer reduced gross profit by $2.1 million.
Note 3—Property, Plant and Equipment
The following table presents the components of our property, plant and equipment, net at June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
	(In thousands)
Property, plant and equipment
Land and buildings	$32,610	$37,263
Construction equipment	76,603	84,258
Transportation equipment	41,075	40,606
Office equipment and software	34,154	38,178
Finance Lease	33	—
Construction in progress	4,948	84
Total property, plant and equipment	189,423	200,389
Accumulated depreciation	(145,925)	(152,844)
Property, plant and equipment, net	$43,498	$47,545
During fiscal 2024, we sold a previously utilized facility in Burlington, Ontario for $2.7 million in net proceeds, which resulted in a gain of $2.5 million. We closed this previously utilized facility because it was no longer strategic to the future of the business.
During fiscal 2024, we also sold a facility in Catoosa, Oklahoma for $2.7 million in net proceeds, which resulted in a gain of $2.0 million. The facility was previously utilized for our industrial cleaning business, which was sold in fiscal 2023. The gains from these asset sales were included in Other income in the Consolidated Statements of Income.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
During fiscal 2023, we sold our industrial cleaning business for net proceeds of $6.3 million in cash and a $0.4 million receivable for amounts to be paid upon satisfactory transfer of title of certain vehicles and equipment sold. The sale resulted in a $2.9 million gain, which was included in Other income in the Consolidated Statements of Income. The industrial cleaning business was included in our Process and Industrial Facilities segment and was disposed of because its operations were no longer core to our growth strategy.
In fiscal 2022, we took advantage of elevated real estate prices and sold our regional office and fabrication and warehouse facilities located in Orange, California for net proceeds of $37.4 million in cash and recorded a gain of $32.4 million on the sale. In connection with the sale, we entered into a leaseback agreement while replacement facilities were obtained. During fiscal 2024, we purchased a facility in Bakersfield, California for $4.1 million and leased new space for the regional office. The Company will move into these new facilities in early fiscal 2025.
Depreciation expense totaled $9.6 million, $12.0 million, and $13.4 million in fiscal 2024, 2023, and 2022, respectively.
Note 4—Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Total
	(In thousands)
Net balance at June 30, 2021	$26,774	$6,984	$26,878	$60,636
Goodwill impairment	(7,208)	(2,659)	(8,445)	(18,312)
Translation adjustment (1)	(121)	(62)	(6)	(189)
Net balance at June 30, 2022	19,445	4,263	18,427	42,135
Goodwill impairment	—	—	(12,316)	(12,316)
Disposal of business(2)	—	—	(627)	(627)
Translation adjustment(1)	(48)	(24)	—	(72)
Net balance at June 30, 2023	19,397	4,239	5,484	29,120
Translation adjustment(1)	(64)	(33)	—	(97)
Net balance at June 30, 2024	$19,333	$4,206	$5,484	$29,023

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

Fiscal 2024

We performed our annual goodwill impairment test as of May 31, 2024, which resulted in no impairment. The fiscal 2024 test indicated that two reporting units with a combined total of $16.6 million of goodwill as of June 30, 2024 were at higher risk of future impairment. If our view of project opportunities or gross margins deteriorates, particularly for the higher risk reporting units, then we may be required to record an impairment of goodwill.

The estimated fair value of each reporting unit was derived by utilizing a discounted cash flow analysis and market multiples of projected EBITDA. EBITDA is defined as earnings before interest expense, interest income, taxes, depreciation and amortization, The key assumptions used are described in Note 1 - Summary of Significant Accounting Policies.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Fiscal 2023
In the second quarter of fiscal 2023, we concluded that a goodwill impairment indicator existed for a reporting unit in the Process and Industrial Facilities segment based on a material adverse change in gross profit on a project. Based on the indicated outcome of this project and our near-term outlook for the reporting unit, we performed an interim impairment test for the unit and concluded that its $12.3 million of goodwill was fully impaired. The impairment was recognized in operating income during the three and six months ended December 31, 2022.
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
Other Intangible Assets
Information on the carrying value of other intangible assets is as follows:

		At June 30, 2024
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10	$130	$(109)	$21
Customer based(1)	9 to 15	11,144	(9,514)	1,630
Total other intangible assets		$11,274	$(9,623)	$1,651

(1)Intangible assets have been adjusted in fiscal 2024 to remove $4.4 million of intangible assets that have been fully amortized.

		At June 30, 2023
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(In thousands)
Intellectual property	10 to 15	$2,483	$(2,371)	$112
Customer based(1)	6 to 15	13,144	(10,190)	2,954
Total other intangible assets		$15,627	$(12,561)	$3,066

(1)Customer-based intangible assets have been adjusted in fiscal 2023 to remove $4.2 million of intangible assets that have been fully amortized.

Amortization expense totaled $1.4 million, $1.7 million, and $1.8 million in fiscal 2024, 2023, and 2022, respectively.
We estimate that future amortization of other intangible assets will be as follows (in thousands):

For year ending:
June 30, 2025	$1,096
June 30, 2026	555
Total estimated amortization expense	$1,651

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Note 5—Debt
On September 9, 2021, the Company and our primary U.S. and Canada operating subsidiaries entered into an asset-based credit agreement, which was most recently amended on May 3, 2024 (as amended, the "ABL Facility"), with Bank of Montreal, as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer, and the lenders named therein. The maximum amount of loans under the ABL Facility is limited to $90.0 million. The ABL Facility is intended to be used for working capital, capital expenditures, issuances of letters of credit and other lawful purposes. Our obligations under the ABL Facility are guaranteed by substantially all of our U.S. and Canadian subsidiaries and are secured by a first lien on all our assets under the ABL Facility. The ABL Facility matures, and any outstanding amounts become due and payable, on September 9, 2026.
The maximum amount that we may borrow under the ABL Facility is subject to a borrowing base, which is based on restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. We are required to maintain a minimum of $25.0 million of restricted cash at all times, but such amounts are also included in the borrowing base. The borrowing base is recalculated on a monthly basis and at June 30, 2024, our borrowing base was $60.9 million. During fiscal 2024, the Company repaid all outstanding borrowings under the ABL Facility. The Company had $6.9 million in letters of credit outstanding, nearly all of which expire within the next 12 months, which resulted in availability of $54.0 million under the ABL Facility. Our borrowing base has ranged from $60.9 million to $74.6 million during fiscal 2024.
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
The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that limit our ability to sell assets, engage in mergers and acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay cash dividends, issue equity instruments, make distribution or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $15.0 million and (ii) 15.00% of the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00 must be maintained. We were in compliance with all covenants of the ABL Facility as of June 30, 2024.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Note 6—Income Taxes

Sources of Pretax Income (Loss)	Fiscal Years Ended
	June 30, 2024	June 30, 2023	June 30, 2022
	(In thousands)
Domestic	$(27,119)	$(52,636)	$(53,258)
Foreign	2,107	(125)	(5,025)
Total	$(25,012)	$(52,761)	$(58,283)

Components of the Provision for Income Tax Expense (Benefit)	Fiscal Years Ended
	June 30, 2024	June 30, 2023	June 30, 2022
	(In thousands)
Current:
Federal	$(80)	$(369)	$230
State	44	(31)	28
Foreign	—	—	1
Current Total	(36)	(400)	259
Deferred:
Federal	—	—	2,504
State	—	—	2,858
Foreign	—	—	(4)
Deferred Total	—	—	5,358
Total	$(36)	$(400)	$5,617

Reconciliation Between the Expected Income Tax Provision Applying the Domestic Federal Statutory Tax Rate and the Reported Income Tax Provision	Fiscal Years Ended
	June 30, 2024	June 30, 2023	June 30, 2022
	(In thousands)
Expected benefit for federal income taxes at the statutory rate	$(5,253)	$(11,080)	$(12,239)
State income taxes, net of federal benefit	(2,065)	(2,320)	(1,971)
Impairment of non-deductible goodwill(1)	—	—	1,132
Charges without tax benefit, net of non-taxable income	384	358	265
Change in valuation allowance(2)	8,542	12,595	17,943
Excess tax expense (benefit) on stock-based compensation	(61)	1,216	1,019
Research and development and other tax credits	(1,299)	(1,175)	(613)
Foreign tax differential	388	50	(232)
Federal rate differential net operating loss carryback	—	—	141
Change in uncertain tax positions	(81)	(90)	(120)
Other	(591)	46	292
Provision (benefit) for federal, state and foreign income taxes	$(36)	$(400)	$5,617

(1)In fiscal 2022, we impaired $18.3 million of goodwill, which included $5.4 million of non-deductible goodwill. See Note 4 - Goodwill and Other Intangible Assets for more information about the impairments.
(2)Due to the existence of a cumulative loss over a three-year period, we recorded a full valuation allowance against our deferred tax assets in fiscal 2022 and recorded additional valuation allowances against newly generated deferred tax assets in fiscal 2023 and 2024. These assets are primarily comprised of federal net operating losses, which have an indefinite carryforward, federal tax credits and state net operating losses. To the extent we generate taxable income in the future, or cumulative losses are no longer present and our future projections for growth or tax planning strategies are demonstrated, we will realize the benefit associated with the net operating losses for which the valuation allowance has been provided.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Significant Components of our Deferred Tax Assets and Liabilities

	June 30, 2024	June 30, 2023
	(In thousands)
Deferred tax assets:
Accruals and reserves	$283	$504
Bad debt reserve	52	273
Insurance reserve	941	913
Net operating loss benefit and credit carryforwards	29,626	26,888
Accrued compensation and pension	1,273	964
Stock compensation expense on nonvested restricted stock units	3,438	1,794
Book over tax amortization	5,607	7,218
Research and development capitalization	12,425	6,592
Foreign currency translation and other	1,324	1,608
Valuation allowance	(49,434)	(41,060)
Total deferred tax assets	5,535	5,694
Deferred tax liabilities:
Tax over book depreciation	5,081	5,472
Other	479	248
Total deferred tax liabilities	5,560	5,720
Net deferred tax liability	$(25)	$(26)

As reported in the Consolidated Balance Sheets:

	June 30, 2024	June 30, 2023
	(In thousands)
Deferred income tax assets	$—	$—
Deferred income tax liabilities	(25)	(26)
Net deferred tax liability	$(25)	$(26)

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
Operating Loss and Tax Credit Carryforwards
We have net operating loss carryforwards and tax credit carryforwards in federal, state and foreign jurisdictions. The valuation allowance at June 30, 2024 and June 30, 2023 reduces the recognized tax benefit of these carryforwards to an amount that is more likely than not to be realized. The gross carryforwards will generally expire as shown below for each jurisdiction:

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Operating Loss and Tax Credit Carryforwards	Expiration Period	Amount (in thousands)
Federal net operating loss	Indefinite	$40,554
Federal tax credits	June 2041 to June 2044	$4,849
Federal foreign tax credits	June 2025	$270
State net operating losses	June 2025 to indefinite	$106,191
State tax credits	June 2033 to indefinite	$984
Foreign net operating losses	June 2033 to June 2044	$31,883
Foreign tax credits	June 2035 to June 2044	$682

Other
In general, it is our practice and intention to reinvest the earnings of our foreign subsidiaries in our foreign operations. We do not provide for outside basis differences under the indefinite reinvestment assertion of ASC 740-30.
We file tax returns in multiple domestic and foreign taxing jurisdictions. With a few exceptions, we are no longer subject to examination by taxing authorities through fiscal 2019. At June 30, 2024, we updated our evaluation of our open tax years in all known jurisdictions. As of June 30, 2024, we have a $0.1 million liability for unrecognized tax positions and the payment of related interest and penalties. We treat the related interest and penalties as income tax expense. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.
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
Litigation
In 2020, we commenced litigation in the United States District Court for the Northern District of Ohio, Western Division (Matrix North American Construction, Inc. v. Pro-Tec Coating Company, LLC, Case No. 3:20-cv-00084-JZ) in an effort to collect an account receivable from an iron and steel customer on a reimbursable contract following the deterioration of the relationship. In connection with our suit, the customer filed certain counterclaims against us. In September 2023, a jury returned a verdict in our favor and awarded us the full contract balance. We received full payment of the remaining amount owed of $16.8 million in the second quarter of fiscal 2024.
In January 2021, we achieved mechanical completion on a crude oil storage project. On April 1, 2022, we filed an arbitration demand against Keyera Energy, Inc. in an effort to collect outstanding balances of $32.7 million related to the project. In response, on June 2, 2022, the customer filed counterclaims seeking $20.0 million, which included liquidated damages and damages with respect to miscellaneous warranty items. On October 31, 2022, the customer amended its counterclaim claiming

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
damages in a range of $18.8 million to $36.0 million, which included estimated amounts for “potential future costs.” In July 2024, the customer filed a second amended counterclaim which significantly increased the amount of alleged damages to a range of $69.6 million to $97.9 million, including a new claim for unspecified “other damages” of $46.9 million. A portion of the total alleged damages, if we are held liable, may be subject to certain insurance coverages. We believe we have substantial legal and contractual defenses to the claims presented, and are vigorously contesting the claims.
During fiscal 2023, we completed construction services on a time and materials basis for a customer at a mining and minerals facility. In late fiscal 2023, after numerous attempts to collect outstanding receivables, we filed a notice of default for lack of payment of outstanding balances, and in early fiscal 2024, we filed a lien on the facility. The customer, 5E Boron Americas, LLC, responded by commencing litigation against us on July 17, 2023 in the United States District Court for the Central District of California, Eastern Division (5E Boron Americas, LLC v. Matrix Service Inc., Case No. 5:23-cv-01396-AB(DTBx)), alleging breach of contract and breach of express warranty. We denied all claims and filed a countersuit against the customer for failure to pay amounts due of $5.6 million.
We believe we have set appropriate reserves based on our evaluation of the possible outcomes for the matters described above. However, the results of litigation are inherently unpredictable, and the possibility exists that the ultimate resolution of one or more of these matters could result in a material effect on our financial position, results of operations or liquidity. We and our subsidiaries are participants in various other legal actions. It is the opinion of management that none of the other known legal actions will have a material impact on our financial position, results of operations or liquidity.
Note 8— Leases
We enter into lease arrangements for real estate, construction equipment and information technology equipment in the normal course of business. Real estate leases accounted for most of our right-of-use assets as of June 30, 2024. Most real estate and information technology equipment leases generally have fixed payments that follow an agreed upon payment schedule and have remaining lease terms ranging from less than a year to 12 years. Construction equipment leases generally have "month-to-month" lease terms that automatically renew as long as the equipment remains in use.
The components of lease expense in the Consolidated Statements of Income are as follows:

		Fiscal Years Ended
		June 30, 2024	June 30, 2023	June 30, 2022
Lease expense	Location of Expense in Consolidated Statements of Income	(in thousands)
Operating lease expense	Cost of revenue and selling, general and administrative expenses	$5,994	$6,635	$7,511
Short-term lease expense(1)	Cost of revenue	21,414	29,598	24,225
Total lease expense		$27,408	$36,233	$31,736

(1)Primarily represents the lease expense of construction equipment that is subject to month-to-month rental agreements with expected rental durations of less than one year.

The future undiscounted lease payments, as reconciled to the discounted operating lease liabilities presented in our Consolidated Balance Sheets, were as follows:

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

June 30, 2024
Maturity Analysis:	(in thousands)
Fiscal 2025	$5,346
Fiscal 2026	5,060
Fiscal 2027	4,801
Fiscal 2028	4,417
Fiscal 2029	3,779
Thereafter	6,153
Total future operating lease payments	29,556
Imputed interest	(6,661)
Net present value of future lease payments	22,895
Less: current portion of operating lease liabilities	3,739
Non-current operating lease liabilities	$19,156

The following is a summary of the weighted average remaining operating lease and term and weighted average discount rate as of June 30, 2024:

Weighted-average remaining lease term (in years)	6.1 years
Weighted-average discount rate	6.3%

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Supplemental cash flow information related to leases is as follows:

Fiscal Year Ended
June 30, 2024
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease payments	$5,761
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$1,956
Note 9—Stockholders’ Equity
Preferred Stock
We have 5.0 million shares of preferred stock authorized, none of which was issued or outstanding at June 30, 2024 or June 30, 2023.
Stock Repurchase Program
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. We made no repurchases under the program in fiscal 2024 and have no current plans to repurchase stock. The terms of our ABL Facility limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and do not violate our Fixed Charge Coverage Ratio financial covenant. There were 1,349,037 shares available for repurchase under the November 2018 Program as of June 30, 2024.
Treasury Shares
In addition to the stock buyback program, we may withhold shares of common stock to satisfy the tax withholding obligations upon vesting of an employee’s restricted stock units. We withheld 55,324, 52,864, and 76,703 shares of common stock during fiscal 2024, 2023, and 2022, respectively, to satisfy these obligations. These shares were returned to our pool of treasury shares. We have 579,422 treasury shares as of June 30, 2024 and intend to utilize these treasury shares in connection with equity awards under our incentive plans and for sales to the Employee Stock Purchase Plan.
Note 10—Stock-Based Compensation
Total stock-based compensation expense for the fiscal years ended June 30, 2024, June 30, 2023, and June 30, 2022 was $7.7 million, $6.8 million and $7.9 million, respectively. Measured but unrecognized stock-based compensation expense at June 30, 2024 was $9.8 million, all of which related to nonvested restricted stock units which are expected to be recognized as expense over a weighted average period of 1.8 years. We recognized excess tax expense (benefit) of $(0.1) million, $1.2 million, and $1.0 million related to stock-based compensation vesting for the fiscal years ended June 30, 2024, 2023, and 2022, respectively.
Plan Information
In November 2020, our stockholders approved the Matrix Service Company 2020 Stock and Incentive Compensation Plan (the "2020 Plan", which provides stock-based and cash-based incentives for officers, directors and other key employees. Stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares and cash-based awards can be issued under this plan. Upon approval of the 2020 Plan, the 2018 Stock and Incentive Compensation Plan ("2018 Plan") was frozen with the exception of normal vesting and other activity associated with awards previously granted under the 2018 Plan. Shares awarded under the 2018 Plan that are subsequently forfeited or net settled for tax withholding purposes are returned to the treasury share pool and become available for grant under the 2020 Plan. The 2020 Plan was amended in November 2023 to increase the maximum authorized shares under the plan by 1,625,000 shares, increasing the total authorized shares under the 2020 Plan from 2,350,000 to 3,975,000 shares.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Awards totaling 3,975,000 shares have been authorized under the 2020 Plan, as amended. There were 2,472,567 shares available for grant under the amended 2020 Plan as of June 30, 2024.
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

•Market-based awards—These awards are in the form of performance units which vest 3 years after the grant date only if our common stock achieves certain levels of total shareholder return when compared to the total shareholder return of a peer group of companies as selected by the Compensation Committee of the Board of Directors. The payout can range from zero to 200% of the original award depending on the Company's relative total shareholder return during the performance period. As of June 30, 2024, there were approximately 377,000, 431,000, and 626,000 performance units that are scheduled to vest in fiscal 2025, fiscal 2026, and fiscal 2027, respectively, assuming target performance.
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
The grant date fair value of the time-based awards is determined by the market value of our common stock on the grant date. The grant date fair value of the market-based awards is calculated using a Monte Carlo model. For the fiscal 2024 grant, the model estimated the fair value of the award based on approximately 100,000 simulations of the future prices of our common stock compared to the future prices of the common stock of its peer companies based on historical volatilities. The model also took into account the expected dividends over the performance period of those peer companies which pay cash dividends.
Equity-settled restricted stock unit activity for the fiscal year ended June 30, 2024 is as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Nonvested shares at June 30, 2023	1,774,949	$10.66
Shares granted	1,039,126	$11.11
Shares vested and released	(297,026)	$9.40
Shares canceled	(329,489)	$11.61
Nonvested shares at June 30, 2024	2,187,560	$10.90

There were 782,707 and 696,227 restricted stock units granted in fiscal 2023 and 2022 with average grant date fair values of $7.04 and $14.13 per share, respectively. There were 259,529 and 268,403 restricted stock units that vested and were released in fiscal 2023 and 2022 with weighted average fair values of $14.19 and $13.92 per share, respectively. There were 214,017 and 242,743 restricted stock units cancelled in fiscal 2023 and 2022 with an average grant date fair value of $21.89 and $25.50 per share, respectively.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Cash-Settled Restricted Stock Units
We granted 360,030, 251,575, and 231,219 cash-settled restricted stock units during fiscal years 2024, 2023 and 2022, respectively; with weighted average fair values of $3.0 million, $1.5 million, and $2.6 million, respectively. There were 165,109 and 106,637 shares vested and released in fiscal 2024 and 2023, respectively; with weighted average fair values of $1.4 million and $1.1 million, respectively. There were no shares cancelled in fiscal 2024. In fiscal 2023, 13,621 shares were cancelled with a weighted average fair value of $0.1 million. The grant date fair value of these awards is based on the price of our common stock and the number of shares awarded on the date of grant. The award must be settled in cash and is accounted for as a liability-type award. The expense is recognized over the requisite service period with remeasurement at the end of each reporting period at fair value until settlement. The requisite service period is based on the vesting provisions of the awards which generally occur in four equal annual installments beginning one year after the grant date. These awards contain the same retirement provisions described for time-based awards in the equity-settled restricted stock units section above.
In the first quarter of fiscal 2024, due to an insufficient number of remaining shares available for issuance under the 2020 Plan, market-based awards granted in that period were subject to cash settlement upon vesting at the election of the board of directors, and the above-target payout portion of the awards were accounted for as liability awards. In the second quarter of fiscal 2024, stockholders approved an increase in the number of shares available for issuance under the 2020 Plan. In the fourth quarter of fiscal 2024, the compensation committee of the board of directors concluded the Company has the intent and ability to settle the entire market-based awards in equity, and therefore the grants became share-settled, equity-classified awards. The modification resulted in the elimination of the $1.0 million liability related to these awards, with a corresponding increase to additional paid-in capital, as presented on the Statements of Stockholders' Equity for the twelve months ended June 30, 2024.
We recognized $5.0 million, $1.3 million, and $0.6 million of expense in fiscal years 2024, 2023, and 2022, respectively, for cash-settled restricted stock units, which was included in selling, general and administrative expenses and cost of revenue in the Consolidated Statements of Income. As of June 30, 2024, the current portion of the liability for cash-settled restricted stock units was $2.4 million and is included in accrued wages and benefits in the Consolidated Balance Sheets. The non-current portion of the liability was $2.0 million and is included in other non-current liabilities in the Consolidated Balance Sheets.
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

The computation of basic and diluted EPS is as follows:

	Fiscal Years Ended
	June 30, 2024	June 30, 2023	June 30, 2022
	(In thousands, except per share data)
Basic EPS:
Net loss	$(24,976)	$(52,361)	$(63,900)
Weighted average shares outstanding	27,379	26,988	26,733
Basic loss per share	$(0.91)	$(1.94)	$(2.39)
Diluted EPS:
Weighted average shares outstanding—basic	27,379	26,988	26,733
Diluted weighted average shares	27,379	26,988	26,733
Diluted loss per share	$(0.91)	$(1.94)	$(2.39)

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Fiscal Years Ended
	June 30, 2024	June 30, 2023	June 30, 2022
	(In thousands)
Nonvested restricted stock units	863	97	110
Note 12—Employee Benefit Plans
Defined Contribution Plans
We sponsor defined contribution savings plans for all eligible employees meeting length of service requirements. Under the primary plan, participants may contribute an amount up to 75% of pretax annual compensation subject to certain limitations. We match 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. Our matching contributions vest immediately.
Our matching contributions were $5.1 million in fiscal year ended June 30, 2024 and $5.3 million in each of the fiscal years ended June 30, 2023 and 2022.
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
Our participation in significant plans for the fiscal year ended June 30, 2024 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number. The zone status is based on the latest information that the Company received from the plan and is certified by the plan’s actuary. Plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are generally less than 80 percent funded, and plans in the green zone are generally at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Surcharge Imposed” column includes plans in a red zone status that require a payment of a surcharge in excess of regular contributions.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending or Implemented	Company Contributions Fiscal Year			Surcharge Imposed
		2024	2023		2024	2023	2022
					(In thousands)
Boilermaker-Blacksmith National Pension Trust	48-6168020/001	Red	Red	Implemented	$4,494	$5,284	$5,208	Yes
National Electrical Benefit Fund, IBEW locals 71, 126, 488, and 1319	53-0181657/001	Green	Green	NA	2,666	3,437	2,973	No
Pipefitters Local 460 Pension Plan	51-6108443/001	Green	Green	NA	4,217	2,479	111	No
Joint Pension Fund Local Union 164 IBEW	22-6031199/001	Green	Green	NA	1,257	1,724	1,514	No
IBEW Local 654 Pension Plan	23-6538183/001	Green	Green	NA	867	1,242	857	No
Joint Pension Fund of Local Union No 102 IBEW	22-1615726/001	Green	Green	NA	403	1,143	906	No
IBEW Local 456 Pension Plan	22-6238995/001	Green	Green	NA	801	1,180	734	No
Local 351 IBEW Pension Plan	22-3417366/001	Green	Green	NA	841	1,033	395	No
Steamfitters Local Union No 420 Pension Plan	23-2004424/001	Red	Red	Implemented	615	656	498	Yes
Pipefitters Local 342 Pension Plan	94-3190386/001	Green	Green	NA	9	498	345	No
IBEW Local 98 Pension Plan	23-6583334/001	Yellow	Yellow	Implemented	634	484	143	No
Laborers Local 220 Pension Plan	43-6159056/001	Green	Green	NA	747	427	24	No
		Contributions to other multiemployer plans			3,282	3,969	3,110
		Total contributions made			$20,833	$23,556	$16,818

(1)For the National Electrical Benefit Fund for Locals 71/126/488/1319, Pipefitters Local 460 Pension Plan, Local 351 IBEW Pension Plan, and Laborers Local 220 Pension Plan, we did not receive a funding notification that covered fiscal year 2023 during the preparation of the Form 10-K filed September 12, 2023. Under Federal pension law, if a multiemployer pension plan is determined to be in critical or endangered status, the plan must provide notice of this status to participants, beneficiaries, the bargaining parties, the Pension Benefit Guaranty Corporation, and the Department of Labor. We also observed that these plans have not submitted any Critical or Endangered Status Notices to the Department of Labor for calendar years that we have not received notification. The Critical or Endangered Status Notices can be accessed at https://www.dol.gov/agencies/ebsa/about-ebsa/our-activities/public-disclosure/2024-funding-status-notices#2024-c-and-d.
Employee Stock Purchase Plan
The Matrix Service Company 2011 Employee Stock Purchase Plan (“ESPP”) was effective January 1, 2011. The ESPP allows employees to purchase shares through payroll deductions and members of the Board of Directors to purchase shares from amounts withheld from their cash retainers. Share purchases are limited to an aggregate market value of no greater than $60,000 per calendar year per participant and are purchased from us at the current market value with no discount to the participant. Contributions are with after tax earnings and are accumulated in non-interest bearing accounts for quarterly purchases of company stock. Upon the purchase of shares, the participants receive all stockholder rights including dividend and voting rights and are permitted to sell their shares at any time. We have made 1,000,000 shares available under the ESPP and as of June 30, 2024 there were 750,482 shares available for purchase. The ESPP can be terminated at any time at the discretion of the Board of Directors and will automatically terminate once the plan shares are exhausted. Shares are issued from Treasury Stock under the ESPP. There were 19,775 shares issued in fiscal 2024, 50,139 shares in fiscal 2023, and 29,826 shares in fiscal 2022.
Note 13—Segment Information

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

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
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
We evaluate performance and allocate resources based on operating income. We eliminate intersegment sales; therefore, no intercompany profit or loss is recognized. Corporate selling, general and administrative expenses, including corporate salaries and facilities costs, are excluded from our three reportable segments in order to align controllable costs with the responsibility of segment management, and to be consistent with how our chief operating decision-maker assesses segment performance and allocates resources. Segment assets consist primarily of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, property, plant and equipment, right-of-use lease assets, goodwill and other intangible assets.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

(In thousands)

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Fiscal Year Ended June 30, 2024
Total revenue (1)	$276,800	$183,920	$266,260	$1,233	$728,213
Cost of revenue	(265,503)	(174,688)	(244,408)	(3,141)	(687,740)
Gross profit (loss)	11,297	9,232	21,852	(1,908)	40,473
Selling, general and administrative expenses	19,823	8,844	10,354	31,064	70,085
Restructuring costs	—	52	215	234	501
Operating income (loss)	$(8,526)	$336	$11,283	$(33,206)	$(30,113)
(1) Total revenues are net of inter-segment revenues which are primarily Storage and Terminal Solutions and were $2.4 million for the year ended June 30, 2024.

Matrix Service Company

Notes to Consolidated Financial Statements (continued)

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Fiscal Year Ended June 30, 2023
Total revenue (1)	$255,693	$169,504	$369,823	$—	$795,020
Cost of revenue	(245,223)	(158,805)	(359,067)	(1,105)	(764,200)
Gross profit (loss)	10,470	10,699	10,756	(1,105)	30,820
Selling, general and administrative expenses	20,054	7,045	14,909	26,241	68,249
Goodwill impairment	—	—	12,316	—	12,316
Restructuring costs	969	37	972	1,164	3,142
Operating income (loss)	$(10,553)	$3,617	$(17,441)	$(28,510)	$(52,887)
(1) Total revenues are net of inter-segment revenues which are primarily Storage and Terminal Solutions and were $5.6 million for the year ended June 30, 2023.

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Fiscal Year Ended June 30, 2022
Total revenue (1)	$232,839	$220,093	$254,848	$—	$707,780
Cost of revenue	(232,577)	(228,679)	(245,578)	(2,152)	(708,986)
Gross profit (loss)	262	(8,586)	9,270	(2,152)	(1,206)
Selling, general and administrative expenses	17,284	11,771	12,506	26,129	67,690
Goodwill impairment	7,208	2,659	8,445	—	18,312
Restructuring costs	122	87	(1,578)	2,015	646
Operating loss	$(24,352)	$(23,103)	$(10,103)	$(30,296)	$(87,854)
(1) Total revenues are net of inter-segment revenues which are primarily Storage and Terminal Solutions, $3.4 million, and Process and Industrial Solutions, $3.6 million, for the year ended June 30, 2022.

Total Assets by Segment

	June 30, 2024	June 30, 2023	June 30, 2022
	(In thousands)
Storage and Terminal Solutions	$138,529	$139,333	$141,084
Utility and Power Infrastructure	84,108	67,630	94,059
Process and Industrial Facilities	81,524	90,514	104,078
Corporate	147,190	103,027	101,572
Total Segment Assets	$451,351	$400,504	$440,793
Geographical Disaggregation of Long-Lived Assets
The following table presents our long-lived tangible assets including property, plant and equipment, net, and operating right-of-use lease assets at June 30, 2024, 2023 and 2022:

	June 30, 2024	June 30, 2023	June 30, 2022
	(In thousands)
United States	$57,520	$63,174	$69,932
Canada	1,368	1,957	1,397
Other international	3,760	4,213	4,607
Total Long-Lived Assets	$62,648	$69,344	$75,936

Matrix Service Company

Notes to Consolidated Financial Statements (continued)
Information about Significant Customers:

	Significant Customers as a Percentage of Segment Revenue
	Consolidated	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities
Fiscal Year ended June 30, 2024
Customer one	10.5%	27.7%	—%	—%
Customer two	10.3%	—%	—%	28.2%
Fiscal Year ended June 30, 2023
Customer one	10.7%	—%	—%	22.9%
Fiscal Year ended June 30, 2022
Customer one	12.3%	0.8%	—%	33.5%
Customer two	11.0%	—%	35.5%	—%
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

Restructuring costs incurred are classified as follows:

	Fiscal Year Ended			Since Inception of Business Improvement Plan
	June 30, 2024	June 30, 2023	June 30, 2022
		(in thousands)
Restructuring Costs by Type:
Severance and other personnel-related costs	$501	$2,787	$596	$18,202
Total facility costs	—	216	33	4,746
Total other intangible asset impairments	—	—	—	1,525
Other costs	—	139	17	582
Total restructuring costs	$501	$3,142	$646	$25,055

Matrix Service Company
Schedule II—Valuation and Qualifying Accounts
June 30, 2024, June 30, 2023, and June 30, 2022
(In thousands)

COL. A	COL. B	COL. C ADDITIONS		COL. D		COL. E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts—Describe	Deductions—Describe		Balance at End of Period
Fiscal Year 2024
Deducted from asset accounts:
Allowance for credit losses	$1,061	$3	$—	$(863)	(A)	$201
Valuation allowance for deferred tax assets	41,060	8,542	—	(168)	(B)	49,434
Total	$42,121	$8,545	$—	$(1,031)		$49,635
Fiscal Year 2023
Deducted from asset accounts:
Allowance for credit losses	$1,320	$(88)	$—	$(171)	(A)	$1,061
Valuation allowance for deferred tax assets	28,615	12,595	—	(150)	(B)	41,060
Total	$29,935	$12,507	$—	$(321)		$42,121
Fiscal Year 2022
Deducted from asset accounts:
Allowance for credit losses	$898	$738	$—	$(316)	(A)	$1,320
Valuation allowance for deferred tax assets	11,104	17,943	—	(432)	(B)	28,615
Total	$12,002	$18,681	$—	$(748)		$29,935

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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2024.
Management’s Report on Internal Control over Financial Reporting
See “Management’s Report on Internal Control over Financial Reporting” set forth in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes during the fourth quarter of fiscal 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our directors and corporate governance is incorporated herein by reference to the sections entitled “Proposal Number 1: Election of Directors” and “Corporate Governance and Board Matters” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (“Proxy Statement”). The information required by this item with respect to our executive officers is incorporated herein by reference to the section entitled “Executive Officer Information” in the Proxy Statement.
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

(2) Financial Statement Schedules
The financial statement schedule is filed as a part of this report under Schedule II—Valuation and Qualifying Accounts June 30, 2024, June 30, 2023 and June 30, 2022, immediately following Notes to Consolidated Financial Statements. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements, or notes thereto, included herein.

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

10.15
Second Amendment to Credit Agreement dated December 29, 2023 by and among, Matrix Service Company and certain subsidiaries thereof, certain financial institutions as lenders, and Bank of Montreal, as administrative agent (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed February 8, 2024).

10.16
Third Amendment to Credit Agreement dated May 3, 2024 by and among, Matrix Service Company and certain subsidiaries thereof, certain financial institutions as lenders, and Bank of Montreal, as administrative agent (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed May 9, 2024).

*21	Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CEO.

*31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002—CFO.

*32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CEO.

*32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of Sarbanes-Oxley Act of 2002)—CFO.

*95	Mine Safety Disclosure.

*97	Matrix Service Company Clawback Policy
*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

+Management Contract or Compensatory Plan.

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Matrix Service Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrix Service Company

Date : September 10, 2024	By:	/s/ John R. Hewitt
John R. Hewitt, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John D. Chandler	Chairman of the Board of Directors	September 10, 2024
John D. Chandler

/s/ John R. Hewitt	President, Chief Executive Officer and Director	September 10, 2024
John R. Hewitt	(Principal Executive Officer)

/s/ Kevin S. Cavanah	Vice President and Chief Financial Officer	September 10, 2024
Kevin S. Cavanah	(Principal Accounting and Principal Financial Officer)

/s/ Jose L. Bustamante	Director	September 10, 2024
Jose L. Bustamante

/s/ Martha Z. Carnes	Director	September 10, 2024
Martha Z. Carnes

/s/ Carlin G. Conner	Director	September 10, 2024
Carlin G. Conner

/s/ Liane K. Hinrichs	Director	September 10, 2024
Liane K. Hinrichs

/s/ James H. Miller	Director	September 10, 2024
James H. Miller