Form 10-Q
period 2024-09-30
MATRIX SERVICE CO
filed 2024-11-07
CIK 866273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2024 there were 27,554,879 shares of the Company's common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Matrix Service Company
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30, 2024	September 30, 2023
Revenue	$165,579	$197,659
Cost of revenue	157,766	185,800
Gross profit	7,813	11,859
Selling, general and administrative expenses	18,580	17,113
Operating loss	(10,767)	(5,254)
Other income (expense):
Interest expense	(89)	(325)
Interest income	1,572	150
Other (Note 3)	61	2,262
Loss before income tax expense	(9,223)	(3,167)
Provision for federal, state and foreign income taxes	—	—
Net loss	$(9,223)	$(3,167)

Basic loss per common share	$(0.33)	$(0.12)
Diluted loss per common share	$(0.33)	$(0.12)
Weighted average common shares outstanding:
Basic	27,559	27,113
Diluted	27,559	27,113
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2024	September 30, 2023
Net loss	$(9,223)	$(3,167)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	436	(538)
Comprehensive loss	$(8,787)	$(3,705)
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	September 30, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$124,610	$115,615
Accounts receivable, net of allowance for credit losses	132,541	138,987
Costs and estimated earnings in excess of billings on uncompleted contracts	31,818	33,893
Inventories	7,508	8,839
Income taxes receivable	180	180
Prepaid expenses and other current assets	12,236	4,077
Total current assets	308,893	301,591
Restricted cash	25,000	25,000
Property, plant and equipment, net	43,247	43,498
Operating lease right-of-use assets	19,155	19,150
Goodwill	29,077	29,023
Other intangible assets, net of accumulated amortization	1,377	1,651
Other assets, non-current (Note 2)	43,408	31,438
Total assets	$470,157	$451,351
See accompanying notes.

Matrix Service Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	September 30, 2024	June 30, 2024
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$61,668	$65,629
Billings on uncompleted contracts in excess of costs and estimated earnings	204,612	171,308
Accrued wages and benefits	13,910	15,878
Accrued insurance	4,932	4,605
Operating lease liabilities	3,782	3,739
Other accrued expenses	3,247	3,956
Total current liabilities	292,151	265,115
Deferred income taxes	25	25
Operating lease liabilities	19,149	19,156
Other liabilities, non-current	2,315	2,873
Total liabilities	313,640	287,169
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock — $0.01 par value; 60,000,000 shares authorized; 27,888,217 shares issued at September 30, 2024 and June 30, 2024, respectively; 27,550,202 and 27,308,795 shares outstanding as of September 30, 2024 and June 30, 2024, respectively;	279	279
Additional paid-in capital	143,765	145,580
Retained earnings	24,718	33,941
Accumulated other comprehensive loss	(9,099)	(9,535)
Treasury stock, at cost — 338,015 and 579,422 shares as of September 30, 2024 and June 30, 2024, respectively;	(3,146)	(6,083)
Total stockholders' equity	156,517	164,182
Total liabilities and stockholders’ equity	$470,157	$451,351
See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2024	September 30, 2023
Operating activities:
Net loss	$(9,223)	$(3,167)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	2,515	2,911
Stock-based compensation expense	2,311	1,755
Loss (gain) on disposal of property, plant and equipment (Note 3)	68	(2,366)
Other	38	72
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable, net of allowance for credit losses	(5,110)	(6,543)
Costs and estimated earnings in excess of billings on uncompleted contracts	2,075	2,519
Inventories	1,331	(1,716)
Other assets and liabilities	(8,580)	(7,669)
Accounts payable	(3,903)	(2,173)
Billings on uncompleted contracts in excess of costs and estimated earnings	33,304	(12,303)
Accrued expenses	(2,908)	(195)
Net cash provided (used) by operating activities	11,918	(28,875)
Investing activities:
Capital expenditures	(1,944)	(478)
Proceeds from sale of property, plant and equipment (Note 3)	—	2,618
Net cash provided (used) by investing activities	(1,944)	2,140
Financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	46	45
Repurchase of common stock for payment of statutory taxes due on equity-based compensation	(1,235)	(456)
Net cash used by financing activities	(1,189)	(411)
Effect of exchange rate changes on cash	210	(307)
Net increase (decrease) in cash and cash equivalents	8,995	(27,453)
Cash, cash equivalents and restricted cash, beginning of period	140,615	79,812
Cash, cash equivalents and restricted cash, end of period	$149,610	$52,359
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes	$—	$(27)
Interest	$145	$389
Non-cash investing and financing activities:
Purchases of property, plant and equipment on account	$197	$6

 See accompanying notes.

Matrix Service Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balances, June 30, 2024	27,888,217	$279	$145,580	$33,941	$(9,535)	579,422	$(6,083)	$164,182
Net loss	—	—	—	(9,223)	—	—	—	(9,223)
Other comprehensive income	—	—	—	—	436	—	—	436
Issuance of restricted stock	—	—	(4,109)	—	—	(360,460)	4,109	—
Treasury shares sold to Employee Stock Purchase Plan	—	—	(17)	—	—	(4,797)	63	46
Treasury shares purchased to satisfy tax withholding obligations	—	—	—	—	—	123,850	(1,235)	(1,235)
Stock-based compensation expense	—	—	2,311	—	—	—	—	2,311
Balances, September 30, 2024	27,888,217	$279	$143,765	$24,718	$(9,099)	338,015	$(3,146)	$156,517

Balances, June 30, 2023	27,888,217	$279	$140,810	$58,917	$(8,769)	840,899	$(9,753)	$181,484
Net loss	—	—	—	(3,167)	—	—	—	(3,167)
Other comprehensive loss	—	—	—	—	(538)	—	—	(538)
Issuance of restricted stock	—	—	(2,738)	—	—	(210,243)	2,738	—
Treasury shares sold to Employee Stock Purchase Plan	—	—	(54)	—	—	(7,601)	99	45
Treasury shares purchased to satisfy tax withholding obligations	—	—	—	—	—	55,324	(456)	(456)
Stock-based compensation expense	—	—	1,755	—	—	—	—	1,755
Balances, September 30, 2023	27,888,217	$279	$139,773	$55,750	$(9,307)	678,379	$(7,372)	$179,123

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2024, included in our Annual Report on Form 10-K. The results of operations for the three month period ended September 30, 2024 may not necessarily be indicative of the results of operations for the full year ending June 30, 2025.
Significant Accounting Policies
Our significant accounting policies are detailed in “Note 1 - Basis of Presentation and Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended June 30, 2024.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring companies to provide more detailed and organized disclosures of their expenses. Disclosures will include disaggregation of expense captions presented on the face of the income statement into specific categories, such as purchases of inventory, employee compensation, and costs related to depreciation and amortization. The new requirements will take effect for annual reporting periods beginning after December 15, 2026 (fiscal 2028). Adoption of this ASU will result in additional disclosure, but will not impact the Company's consolidated financial position, results of operations or cash flows.

Other accounting pronouncements issued but not effective until after September 30, 2024 are not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.
Note 2 – Revenue
Remaining Performance Obligations

We had $1.1 billion of remaining performance obligations yet to be satisfied as of September 30, 2024. We expect to recognize $591.2 million of our remaining performance obligations as revenue within the next twelve months.
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

	September 30, 2024	June 30, 2024	Change
	(In thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$31,818	$33,893	$(2,075)
Billings on uncompleted contracts in excess of costs and estimated earnings	(204,612)	(171,308)	(33,304)
Net contract liabilities	$(172,794)	$(137,415)	$(35,379)
The difference between the beginning and ending balances of our CIE and BIE primarily results from the timing of revenue recognized relative to the billings on the associated contract. The amount of revenue recognized during the three months ended September 30, 2024 that was included in the June 30, 2024 BIE balance was $81.0 million.
Progress billings in accounts receivable at September 30, 2024 and June 30, 2024 included retentions to be collected within one year of $11.9 million and $11.6 million, respectively. Contract retentions collectible beyond one year are included in Other assets, non-current in the Condensed Consolidated Balance Sheets and totaled $40.3 million as of September 30, 2024 and $28.6 million as of June 30, 2024, respectively.
Unpriced Change Orders and Claims
Costs and estimated earnings in excess of billings on uncompleted contracts included revenues for unpriced change orders and claims of $9.3 million at September 30, 2024 and $9.9 million at June 30, 2024. The amounts ultimately realized may be different than the recorded amounts resulting in adjustments to future earnings. Generally, we expect collection of amounts related to unpriced change orders and claims within twelve months. However, customers may not pay these amounts until final resolution of related claims, and therefore collection of these amounts may extend beyond one year.
Disaggregated Revenue
Revenue disaggregated by reportable segment is presented in Note 8 - Segment Information. The following series of tables presents revenue disaggregated by geographic area where the work was performed and by contract type:
Geographic Disaggregation:

	Three Months Ended
	September 30, 2024	September 30, 2023
	(In thousands)
United States	$153,222	$177,550
Canada	10,768	16,873
Other international	1,589	3,236
Total Revenue	$165,579	$197,659

Contract Type Disaggregation:

	Three Months Ended
	September 30, 2024	September 30, 2023
	(In thousands)
Fixed-price contracts	$123,769	$116,757
Time and materials and other cost reimbursable contracts	41,810	80,902
Total Revenue	$165,579	$197,659

Note 3 – Property, Plant and Equipment
During the first quarter of fiscal 2024, we sold a previously utilized facility in Burlington, Ontario for $2.7 million in net proceeds, which resulted in a gain of $2.5 million. We closed this previously utilized facility because it was no longer strategic to the future of the business. There were no significant sales of property, plant and equipment in the first quarter of fiscal 2025.
Note 4 – Debt
On September 9, 2021, the Company and our primary U.S. and Canada operating subsidiaries entered into an asset-based credit agreement, which was most recently amended on May 3, 2024 (as amended, the "ABL Facility"), with Bank of Montreal, as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer. The maximum amount of loans under the ABL Facility is limited to $90.0 million. The ABL Facility is intended to be used for working capital, capital expenditures, issuances of letters of credit and other lawful purposes. Our obligations under the ABL Facility are guaranteed by substantially all of our U.S. and Canadian subsidiaries and are secured by a first lien on all our assets under the ABL Facility. The ABL Facility matures, and any outstanding amounts become due and payable, on September 9, 2026.
The maximum amount that we may borrow under the ABL Facility is subject to a borrowing base, which is based on restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. We are required to maintain a minimum of $25.0 million of restricted cash at all times, but such amounts are also included in the borrowing base. The borrowing base is recalculated on a monthly basis and at September 30, 2024, our borrowing base was $61.4 million. The Company had $4.8 million in letters of credit outstanding as of September 30, 2024, which resulted in availability of $56.6 million under the ABL Facility.
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
The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that limit our ability to sell assets, engage in mergers and acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay cash dividends, issue equity instruments, make distribution or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $15.0 million and (ii) 15.00% of the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00 must be maintained. We were in compliance with all covenants of the ABL Facility as of September 30, 2024.
Note 5 – Income Taxes
Effective Tax Rate

During the three months ended September 30, 2024 and 2023, our effective tax rates were zero. The effective tax rates during both periods were impacted by valuation allowances of $1.3 million and $0.2 million, respectively, placed on deferred tax assets generated during the quarters.
Valuation Allowance
We placed a valuation allowance on our deferred tax assets in fiscal 2022 due to the existence of a cumulative loss over a three-year period. We will continue to place valuation allowances on newly generated deferred tax assets and will realize the benefit associated with the deferred tax assets for which the valuation allowance has been provided to the extent we generate taxable income in the future.
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
Litigation
In January 2021, we achieved mechanical completion on a crude oil storage project. On April 1, 2022, we filed an arbitration demand against Keyera Energy, Inc. in an effort to collect outstanding balances of $32.7 million related to the project. In response, on June 2, 2022, the customer filed counterclaims seeking $20.0 million, which included liquidated damages and damages with respect to miscellaneous warranty items. On October 31, 2022, the customer amended its counterclaim claiming damages in a range of $18.8 million to $36.0 million, which included estimated amounts for “potential future costs.” In July 2024, the customer filed a second amended counterclaim which significantly increased the amount of alleged damages to a range of $69.6 million to $97.9 million, including a new claim for unspecified “other damages” of $46.9 million. A portion of the total alleged damages, if we are held liable, may be subject to certain insurance coverages. We are actively pursuing our claims and believe we have substantial legal and contractual defenses to the customer's counterclaims.
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
We believe we have set appropriate reserves based on our evaluation of the possible outcomes for the matters described above. However, the results of litigation are inherently unpredictable, and the possibility exists that the ultimate resolution of one or more of these matters could result in a material effect on our financial position, results of operations or liquidity. We and our subsidiaries are participants in various other legal actions; however, assessing the eventual outcome of litigation involves forward-looking speculation as to judgement being made by arbitrators, judges, juries and appellate courts in the future. Based upon information presently available, and in light of legal and other factual defenses available to the Company, management does not believe that such other known legal actions will have a material adverse effect on our financial position, results of operations or liquidity.

Note 7 – Earnings per Common Share
Basic earnings per share (“EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee and director nonvested restricted stock units. Nonvested restricted stock units are considered dilutive (antidilutive) to our EPS whenever the average market value of the shares during the period exceeds (is less than) the sum of the related average unamortized compensation expense during the period plus the related hypothetical estimated excess tax benefit that will be realized when the shares vest. Nonvested restricted stock units are considered antidilutive to our EPS in the event we report a net loss.
The computation of basic and diluted earnings per share is as follows:

	Three Months Ended
	September 30, 2024	September 30, 2023
	(In thousands, except per share data)
Basic EPS:
Net loss	$(9,223)	$(3,167)
Weighted average shares outstanding	27,559	27,113
Basic loss per share	$(0.33)	$(0.12)
Diluted EPS:
Net loss	$(9,223)	$(3,167)
Diluted weighted average shares outstanding	27,559	27,113
Diluted loss per share	$(0.33)	$(0.12)

The following securities are considered antidilutive and have been excluded from the calculation of Diluted EPS:

	Three Months Ended
	September 30, 2024	September 30, 2023
	(In thousands)
Nonvested restricted stock units	631	231

Note 8 – Segment Information
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

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

(In thousands)

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Three Months Ended September 30, 2024
Total revenue (1)	$78,239	$55,912	$31,428	$—	$165,579
Cost of revenue	(73,542)	(54,605)	(29,431)	(188)	(157,766)
Gross profit (loss)	4,697	1,307	1,997	(188)	7,813
Selling, general and administrative expenses	5,569	3,976	1,766	7,269	18,580
Operating income (loss)	$(872)	$(2,669)	$231	$(7,457)	$(10,767)
(1) Total revenues are net of inter-segment revenues which are primarily Process and Industrial Facilities and Storage and Terminal Solutions and were $0.9 million for the three months ended September 30, 2024.

	Storage and Terminal Solutions	Utility and Power Infrastructure	Process and Industrial Facilities	Corporate	Total
	Three Months Ended September 30, 2023
Total revenue (1)	$90,144	$32,395	$75,120	$—	$197,659
Cost of revenue	(85,191)	(28,698)	(70,042)	(1,869)	(185,800)
Gross profit (loss)	4,953	3,697	5,078	(1,869)	11,859
Selling, general and administrative expenses	4,629	1,548	3,087	7,849	17,113
Operating income (loss)	$324	$2,149	$1,991	$(9,718)	$(5,254)
(1) Total revenues are net of inter-segment revenues which are primarily Storage and Terminal Solutions and were $0.8 million for the three months ended September 30, 2023.

Total assets by segment

	September 30, 2024	June 30, 2024
Storage and Terminal Solutions	$159,049	$138,529
Utility and Power Infrastructure	103,792	84,108
Process and Industrial Facilities	37,063	81,524
Corporate	170,253	147,190
Total Segment Assets	$470,157	$451,351

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q which address activities, events or developments which we expect, believe or anticipate will or may occur in the future are forward-looking statements. The words “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts” and similar expressions are also intended to identify forward-looking statements. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations or assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
These forward-looking statements include, among others, such things as:
•amounts and nature of future project awards, revenue and margins from each of our segments;
•our ability to generate sufficient cash from operations, access our credit facility, or raise cash in order to meet our short and long-term capital requirements;
•our ability to comply with the covenants in our credit agreement;
•the impact to our business from economic, market or business conditions in general and in the natural gas, oil, petrochemical, industrial and power industries in particular;
•the impact of interest rates and inflation on our operating expenses and our business operations;
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

These statements are based on certain assumptions and analyses we made in light of our experience and our historical trends, current conditions and expected future developments as well as other factors we believe are appropriate. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from our expectations, including:

•any risk factors discussed in this Form 10-Q, Form 10-K for the fiscal year ended June 30, 2024, and in our other filings with the Securities and Exchange Commission;
•economic, market or business conditions in general and in the natural gas, power, oil, petrochemical, industrial and power industries in particular;
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
Operational Update
Our backlog has remained steady at a near-record level of $1.4 billion, and a trailing twelve-month book-to-bill ratio of 1.1x, reflecting a robust pipeline of projects and sustained demand for our services. We have demonstrated strong project execution across our portfolio. Our liquidity has grown to $181 million, and our debt position remains at zero. Although we experienced a decline in revenue year over year, the decline was primarily due to the completion of a large renewable diesel project. As we progress through the year, our business remains poised for significant growth, particularly in the Storage and Terminal Solutions segment, driven by the increasing demand for specialty storage solutions for LNG and NGLs. We expect this growth will result in improved fixed cost absorption, operating leverage, and margin improvement in the coming periods.

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

The following table provides a summary of changes in our backlog for the three months ended September 30, 2024:

	Storage and Terminal Solutions		Utility and Power Infrastructure		Process and Industrial Facilities		Total
	(In thousands)
Backlog as of June 30, 2024	$798,255		$379,697		$251,521		$1,429,473
Project awards	81,651		34,365		31,961		147,977
Revenue recognized	(78,239)		(55,912)		(31,428)		(165,579)
Backlog as of September 30, 2024	$801,667		$358,150		$252,054		$1,411,871
Book-to-bill ratio(1)	1.0	x	0.6	x	1.0	x	0.9	x

(1)Calculated by dividing project awards by revenue recognized.

In the Storage and Terminal Solutions segment, we booked $81.7 million of project awards during the first quarter of fiscal 2025. This segment includes significant opportunities for storage infrastructure projects related to natural gas, LNG, ammonia, NGLs and other forms of renewable energy. We believe LNG and ammonia projects in particular will be key growth drivers for this segment. Bidding activity on LNG and ammonia projects has been strong and we expect that to continue.
In the Utility and Power Infrastructure segment, we booked $34.4 million of project awards during the first quarter of fiscal 2025. Our opportunity pipeline for LNG peak shaving projects continues to be promising; however those awards, while significant, can be less frequent. Power delivery opportunities are expected to be driven over the long-term by increasing electrical demand and the related electrical grid requirements. Project opportunities and bidding activity are strong for both the power delivery portion of the business and LNG peak shaving.
In the Process and Industrial Facilities segment, we booked $32.0 million of project awards during the first quarter of fiscal 2025. During the quarter, we were notified of a five-year renewal of a refinery maintenance contract. We continue to see demand for thermal vacuum chambers in the coming quarters, as well as increasing opportunities in mining and minerals, chemicals, and renewables.
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

Three months ended September 30, 2024 Compared to the Three months ended September 30, 2023
The information below is an analysis of our consolidated results for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.
Consolidated Results of Operations

	Three Months Ended
	September 30,		2024 v 2023
	2024	2023	$	%
Revenue	$165,579	$197,659	$(32,080)	(16)%
Cost of revenue	157,766	185,800	(28,034)	(15)%
Gross profit	7,813	11,859	(4,046)	(34)%
Selling, general and administrative expenses	18,580	17,113	1,467	9%
Operating loss	(10,767)	(5,254)	(5,513)	105%
Other income (expense):
Interest expense	(89)	(325)	236	(73)%
Interest income	1,572	150	1,422	948%
Other	61	2,262	(2,201)	(97)%
Net loss	$(9,223)	$(3,167)	$(6,056)	191%
Revenue - The decrease in overall revenue of $32.1 million, or 16%, was primarily attributable to reduced revenue volumes in our Storage and Terminal Solutions and Process and Industrial Facilities segments, partially offset by an increase in Utility and Power Infrastructure.
Gross profit - Gross profit in the first quarter of fiscal 2025 decreased $4.0 million, or 34%, compared to the first quarter of fiscal 2024. Gross margin decreased to 4.7% for the first quarter of fiscal 2025 compared to 6.0% for the first quarter of fiscal 2024. While project execution remained strong, gross margins were negatively impacted by the under-recovery of construction overhead costs on the lower revenues.
Selling, general and administrative expenses - The increase in SG&A expenses of $1.5 million, or 9%, is primarily due to an increase in operations headcount required to support the strong market demand and growth in our business.
Interest income - The increase in interest income of $1.4 million is primarily due to an increase in our cash balance. In fiscal 2024 we invested excess cash balances in interest-bearing cash accounts.
Other income - The decrease in other income of $2.2 million is primarily due to the sale of our Burlington, Ontario facility in the first quarter of fiscal 2024. We received $2.5 million in net proceeds from the sale of the facility.
Provision for income taxes - Our effective tax rates for the three months ended September 30, 2024 and September 30, 2023 were zero. The effective tax rates during both periods were impacted by valuation allowances of $1.3 million and $0.2 million, respectively, placed on deferred tax assets generated during the quarters. We placed a valuation allowance on our deferred tax assets due to the existence of a cumulative loss over a three-year period. We will continue to place valuation allowances on newly generated deferred tax assets and will realize the benefit associated with the deferred tax assets for which the valuation allowance has been provided to the extent we generate taxable income in the future.

Results of Operations by Business Segment

	Three Months Ended
	September 30,		2024 v 2023
Dollars in thousands	2024	2023	$	%
Revenue:
Storage and Terminal Solutions	$78,239	$90,144	$(11,905)	(13)%
Utility and Power Infrastructure	55,912	32,395	23,517	73%
Process and Industrial Facilities	31,428	75,120	(43,692)	(58)%
Total revenue (1)	$165,579	$197,659	$(32,080)	(16)%
(1) Total revenues are net of inter-segment revenues which are primarily Process and Industrial Facilities and Storage and Terminal Solutions and were $0.9 million for the three months ended September 30, 2024.

Gross profit (loss)
Storage and Terminal Solutions	$4,697	$4,953	$(256)	(5)%
Utility and Power Infrastructure	1,307	3,697	(2,390)	(65)%
Process and Industrial Facilities	1,997	5,078	(3,081)	(61)%
Corporate	(188)	(1,869)	1,681	(90)%
Total gross profit	$7,813	$11,859	$(4,046)	(34)%

Operating Income (loss)
Storage and Terminal Solutions	$(872)	$324	$(1,196)	(369)%
Utility and Power Infrastructure	(2,669)	2,149	(4,818)	(224)%
Process and Industrial Facilities	231	1,991	(1,760)	(88)%
Corporate	(7,457)	(9,718)	2,261	(23)%
Total Operating Loss	$(10,767)	$(5,254)	$(5,513)	105%
Storage and Terminal Solutions
Storage and Terminal Solutions revenues decreased by $11.9 million, or 13%, in the three months ended September 30, 2024 compared to the same period last year, driven by reduced volume of work for flat bottom tank new build, repair and maintenance work, partially offset by increases in LNG storage and specialty vessel projects.
Storage and Terminal Solutions gross profit decreased by $0.3 million, or 5%, in the three months ended September 30, 2024 compared to the same period last year. The segment gross margin was 6.0% for the three months ended September 30, 2024 compared to segment gross margin of 5.5% in the same period last year. Project execution was strong for the segment in the current quarter; however, both periods were impacted by the under-recovery of construction overhead costs.
Utility and Power Infrastructure
Utility and Power Infrastructure revenues increased by $23.5 million, or 73%, in the three months ended September 30, 2024 compared to the same period last year. The increase is primarily attributable to higher volumes of work for LNG peak shaving projects, partially offset by decreases in power delivery work.
Utility and Power Infrastructure gross profit decreased by $2.4 million, or 65%, in the three months ended September 30, 2024 compared to the same period last year. The segment gross margin was 2.3% for the three months ended September 30, 2024 compared to 11.4% in the same period last year. The segment gross margin in the current period was impacted by the under-recovery of construction overhead costs, primarily in our power delivery service line. Additionally, segment gross margin in the first quarter of fiscal 2024 benefited from favorable project closeouts.

Process and Industrial Facilities
Process and Industrial Facilities revenues decreased by $43.7 million, or 58%, in the three months ended September 30, 2024 compared to the same period last year. The decrease is primarily attributable to lower revenue volumes for a now completed large renewable diesel project. We believe this reduction in revenue is temporary given our strong backlog, including a significant gas processing construction project that is expected to commence in late fiscal 2025.
Process and Industrial Facilities gross profit decreased by $3.1 million, or 61%, in the three months ended September 30, 2024 compared to the same period last year. The segment gross margin was 6.4% for the three months ended September 30, 2024 compared to 6.8% in the same period last year. Gross margins in both periods were negatively impacted by under-recovery of construction overhead costs.
Corporate
Unallocated corporate expenses net to $7.5 million during the three months ended September 30, 2024 compared to $9.7 million in the same period last year. The decrease of $2.3 million was primarily due to reduced legal expenses in the first quarter of fiscal 2025. Legal expenses incurred during the first quarter of fiscal 2024 included costs related to a jury trial that resulted in a verdict in our favor.

LIQUIDITY AND CAPITAL RESOURCES

Overview
We define liquidity as the ongoing ability to pay our liabilities as they become due, fund business operations and meet all monetary contractual obligations. Our primary sources of liquidity at September 30, 2024 were unrestricted cash and cash equivalents on hand, capacity under our ABL Facility, and cash generated from operations. Unrestricted cash and cash equivalents at September 30, 2024 totaled $124.6 million and availability under the ABL Facility totaled $56.6 million, resulting in total liquidity of $181.2 million. During the first quarter of fiscal 2025, liquidity increased $11.6 million primarily as a result of cash provided by operating activities.
The following table provides a reconciliation of restricted cash and unrestricted cash in the Consolidated Balance Sheets to the total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows, as well as availability and total liquidity (in thousands):

	September 30, 2024	June 30, 2024
Total cash, cash equivalents and restricted cash	$149,610	$140,615
Less: Restricted cash	25,000	25,000
Unrestricted cash	124,610	115,615
Availability	56,642	53,988
Total Liquidity	$181,252	$169,603
The following table provides a summary of changes in our liquidity for the three months ended September 30, 2024 (in thousands):

Liquidity at June 30, 2024	$169,603
Cash provided by operating activities	11,918
Capital expenditures	(1,944)
Increase in availability under ABL Facility	2,654
Cash used by financing activities	(1,189)
Effect of exchange rate changes on cash	210
Liquidity at September 30, 2024	$181,252
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

◦time and material contracts are normally billed in arrears. Therefore, we are routinely required to carry these costs until they can be billed and collected; and

◦some of our large construction projects may require security in the form of significant retentions. Retentions are normally held until certain contractual milestones are achieved; therefore, collection may extend beyond one year;

•the mix of work can impact liquidity. In periods where fixed-price contracts comprise a larger portion of revenue, liquidity may increase. In periods where time and material contracts comprise a larger portion of revenue, liquidity may decrease;

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

•letters of credit. We have certain contracts with customers, and may have future contracts, that permit the customer to obtain, at the customer's expense, letters of credit as a form of security under the contract. Letters of credit reduce our borrowing availability under the Company's ABL Facility;

•acquisitions and disposals of businesses or assets; and

•purchases of shares under our stock buyback program.
ABL Credit Facility
On September 9, 2021, the Company and our primary U.S. and Canada operating subsidiaries entered into an asset-based credit agreement, which was most recently amended on May 3, 2024 (as amended, the "ABL Facility"), with Bank of Montreal, as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer. The maximum amount of loans under the ABL Facility is limited to $90.0 million. The ABL Facility is intended to be used for working capital, capital expenditures, issuances of letters of credit and other lawful purposes. Our obligations under the ABL Facility are guaranteed by substantially all of our U.S. and Canadian subsidiaries and are secured by a first lien on all our assets under the ABL Facility. The ABL Facility matures, and any outstanding amounts become due and payable, on September 9, 2026.
The maximum amount that we may borrow under the ABL Facility is subject to a borrowing base, which is based on restricted cash plus a percentage of the value of certain accounts receivable, inventory and equipment, reduced for certain reserves. We are required to maintain a minimum of $25.0 million of restricted cash at all times, but such amounts are also included in the borrowing base. The borrowing base is recalculated on a monthly basis and at September 30, 2024, our borrowing base was $61.4 million. During fiscal 2024, the Company repaid all outstanding borrowings under the ABL Facility. The Company had $4.8 million in letters of credit outstanding as of September 30, 2024, which resulted in availability of $56.6 million under the ABL Facility.

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
The ABL Facility contains customary conditions to borrowings, events of default and covenants, including, but not limited to, covenants that limit our ability to sell assets, engage in mergers and acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay cash dividends, issue equity instruments, make distribution or redeem or repurchase capital stock. In the event that our availability is less than the greater of (i) $15.0 million and (ii) 15.00% of the commitments under the ABL Facility then in effect, a consolidated Fixed Charge Coverage Ratio of at least 1.00 to 1.00 must be maintained. We were in compliance with all covenants of the ABL Facility as of September 30, 2024.

Cash Flows Provided by Operating Activities
Cash provided by operating activities for the three months ended September 30, 2024 totaled $11.9 million. Major components of cash flows provided by operating activities for the three months ended September 30, 2024 are as follows:

Net Cash Provided by Operating Activities
(In thousands)

Net loss	$(9,223)
Loss on sale of property, plant and equipment	68
Depreciation and amortization	2,515
Stock-based compensation	2,311
Other non-cash expenses	38
Cash effect of changes in operating assets and liabilities	16,209
Net cash provided by operating activities	$11,918
Cash effect of changes in operating assets and liabilities at September 30, 2024 in comparison to June 30, 2024 include the following:

•Accounts receivable, excluding credit losses recognized during the period and including retention amounts classified as non-current, increased by $5.1 million during the three months ended September 30, 2024, which decreased cash flows from operating activities. The variance is primarily attributable to the timing of billing and collections.

•Costs and estimated earnings in excess of billings on uncompleted contracts ("CIE") decreased $2.1 million, which increased cash flows from operating activities. Billings on uncompleted contracts in excess of costs and estimated earnings ("BIE") increased $33.3 million, which increased cash flows from operating activities. CIE and BIE balances can experience significant fluctuations based on business volumes and the timing of when job costs are incurred and the timing of customer billings and payments.

•Accounts payable decreased by $3.9 million during the three months ended September 30, 2024, which decreased cash flows from operating activities. These operating liabilities can fluctuate based on business volumes; the timing of vendor payments; accruals; lease commencement, lease payments, expiration, or termination of operating leases; and other timing differences.

•Inventories, income taxes receivable, prepaid expenses, other current assets, operating right-of-use lease assets and other assets, non-current, increased $7.3 million during the three months ended September 30, 2024, which decreased cash flows from operating activities. These operating assets can fluctuate based on business volumes; the amount of long-term retention receivables; the timing of inventory builds and draw-downs, accrual and receipt of income taxes receivable; prepayments of certain expenses; lease commencement, passage of time, expiration, or termination of operating leases; and other timing differences.

•Accrued wages and benefits, accrued insurance, operating lease liabilities, other accrued expenses, and other liabilities, non-current decreased by $2.9 million during the three months ended September 30, 2024, which decreased cash flows from operating activities. These operating liabilities can fluctuate based on the timing of payroll, distributions, business volumes; vendor payments; accruals; lease commencement, lease payments, expiration, or termination of operating leases; and other timing differences.

Cash Flows Used by Investing Activities
Investing activities used $1.9 million of cash in the three months ended September 30, 2024 due to capital expenditures.
Cash Flows Used by Financing Activities
Financing activities used $1.2 million of cash in the three months ended September 30, 2024 primarily due to the repurchase of common stock for payment of statutory taxes due on equity-based compensation.

Dividend Policy
We have never paid cash dividends on our common stock and the terms of our ABL Facility limit dividends to stock dividends only. Any future dividend payments will depend on the terms of our ABL Facility, our financial condition, capital requirements and earnings as well as other relevant factors.
Stock Repurchase Program
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. We made no repurchases under the program in the three months ended September 30, 2024 and have no current plans to repurchase stock. As of September 30, 2024, there were 1,349,037 shares available for repurchase under the Stock Buyback Program. The terms of our ABL Facility limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and do not violate our Fixed Charge Coverage Ratio financial covenant.
Treasury Shares
We had 338,015 treasury shares as of September 30, 2024 and intend to utilize these treasury shares in connection with equity awards under the our stock incentive plans and for sales to the Employee Stock Purchase Plan.

CRITICAL ACCOUNTING POLICIES
There have been no material changes in our critical accounting policies from those reported in our fiscal 2024 Annual Report on Form 10-K filed with the SEC. For more information on our critical accounting policies, see Part II, Item 7 of our fiscal 2024 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in market risk faced by us from those reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the Securities and Exchange Commission. For more information on market risk, see Part II, Item 7A in our fiscal 2024 Annual Report on Form 10-K.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2024.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended September 30, 2024.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to a number of legal proceedings. See Part I., Item 1. Financial Statements, Note 6 - Commitments and Contingencies, Litigation, for a description of our material ongoing litigation.
Item 1A. Risk Factors
There were no material changes in our Risk Factors from those reported in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
We may repurchase common stock pursuant to the Stock Buyback Program, which was approved by the board of directors in November 2018. Under the program, the aggregate number of shares repurchased may not exceed 2,707,175 shares. As of September 30, 2024, 1,349,037 shares were available for repurchase under the stock buyback program. We may repurchase our stock from time to time in the open market at prevailing market prices or in privately negotiated transactions and are not obligated to purchase any shares. The program will continue unless and until it is modified or revoked by the Board of Directors. The terms of our ABL Facility also limit share repurchases to $2.5 million per fiscal year provided that we meet certain availability thresholds and we do not violate our Fixed Charge Coverage Ratio financial covenant. We made no repurchases under the stock buyback program in the first quarter of fiscal 2025 and have no current plans to repurchase stock.
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
Item 5. Other Information
During the three months ended September 30, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or Non-Rule 10b5-1, as each term is defined under Item 408(a) of Regulation S-K.
A member of our Board of Directors, Jim Miller, purchased $5,000 of shares of our common stock through the 2011 Employee Stock Purchase Plan during the quarter ended September 30, 2024. The 2011 Employee Stock Purchase Plan may be considered a "Non-Rule 10b5-1 trading arrangement" under Item 408 of Regulation S-K.

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

MATRIX SERVICE COMPANY

Date:	November 7, 2024	By: /s/ Kevin S. Cavanah
Kevin S. Cavanah Vice President and Chief Financial Officer